Form 10-K
period 1993-12-31
HUBBELL INC
filed 1994-03-25
CIK 48898

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993.
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

                           Commission File No. 1-2958

                              HUBBELL INCORPORATED
             (Exact name of Registrant as specified in its charter)

                          CONNECTICUT                                                     06-0397030
         (State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification Number)

         584 Derby Milford Road, Orange, Connecticut                                      06477-4024
         (Address of principal executive offices)                                         (Zip Code)

                                 (203) 799-4100
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                 Title of each Class                                  Name of Exchange on which Registered
     Class A Common  -  $.01 par value (20 votes per share)             New York Stock Exchange
     Class B Common  -  $.01 par value (1 vote per share)               New York Stock Exchange
     Class A Common Stock Purchase Rights                               New York Stock Exchange
     Class B Common Stock Purchase Rights                               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 18, 1994 was $1,754,923,000.*
The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of March 18, 1994 was 5,883,861 and 25,410,958, respectively.

                      Documents Incorporated by Reference

     The definitive proxy statement for the proposed annual meeting of stockholders to be held on May 2, 1994, filed with the Commission on March 25, 1994 - Part III.

- ---------------

   * Calculated by excluding all shares held by executive Officers and Directors of Registrant and the Roche Trust, the Hubbell Trust and the Harvey Hubbell Foundation, without conceding that all such persons are "affiliates" of registrant for purpose of the Federal Securities Laws.

                                     PART I
Item 1.        Business

Hubbell Incorporated (herein referred to as "Hubbell", the "Company" or the "registrant", which references shall include its divisions and subsidiaries as the context may require) was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. For over a century, Hubbell has manufactured and sold high quality electrical and electronic products for a broad range of commercial, industrial, telecommunications, and utility applications. Since 1961, Hubbell has expanded its operations into other areas of the electrical industry and related fields. Hubbell products are now manufactured or assembled by seventeen divisions and subsidiaries at twenty-six locations in the United States, Canada, Puerto Rico, Mexico, United Kingdom and Singapore. Hubbell also participates in joint ventures with partners in Germany and Taiwan, and maintains sales offices in Malaysia, Indonesia, Germany, Hong Kong, South Korea, and the Middle East.

Hubbell is primarily engaged in the engineering, manufacture and sale of electrical and electronic products. These products can be divided into three general segments: products primarily used in low-voltage applications, products primarily used in high-voltage applications and products that either are not directly related to the electrical business, or, if related, cannot be clearly classified on a voltage application basis. Hubbell defines "low-voltage" as being 600 volts and less and "high-voltage" as greater than 600 volts. Reference is made to page 35 for information relative to Industry Segment and Geographic Area Information for 1993, 1992 and 1991.

In March, 1993, Hubbell acquired the stock of E. M. Wiegmann & Co., Inc. ("Wiegmann"). Wiegmann, located in Freeburg, Illinois, manufactures and sells a wide range of cabinets, panels, consoles and other enclosures used to mount and protect transformers, industrial controls, wireway ducts and fittings. Additional information relating to the Wiegmann acquisition can be found on page 6 of this document under "Outlet Boxes, Enclosures and Fittings."

On January 19, 1994, in reporting its fourth quarter - 1993, and full year - 1993, results, Hubbell announced implementation of a restructuring program which will include the consolidation of all or a portion of ten manufacturing facilities, a reduction in labor force of approximately 6%, the reorganization of certain operation's management structure, and a realignment of warehousing and product distribution capabilities.

As noted on page 37, the Company announced on March 16, 1994, that it had entered into an agreement to purchase A. B. Chance Industries, Inc. ("Chance"). Chance, with facilities in Centralia and Mexico, Missouri; Ontario, Canada; and Bristol, England, manufactures products used in the electrical transmission, distribution and telecommunications industries, including electrical apparatus (overhead and underground distribution switches, fuses, contacts, enclosures and sectionalizers); anchors; hardware; insulators (porcelain and polymer); and hot-line tools and other safety equipment. The transaction is subject to completion of certain conditions under the agreement and obtaining of regulatory approvals.

                   PRODUCTS USED IN LOW-VOLTAGE APPLICATIONS

Electrical Wiring Devices

The Wiring Device Division of Hubbell specializes in the manufacture and sale of highly durable and reliable wiring devices which are supplied principally to industrial and commercial customers. These products, comprising several thousand catalog items, include plugs, receptacles, (including surge suppressor units), wall outlets, connectors, adapters, floor boxes and switches (including automatic motion sensing switches).

The Wiring Device Division's pin-and-sleeve devices have incorporated improved water and dust-tight construction and impact resistance. In addition, Hubbell's flexible wiring systems offer standardized connectors and cable lengths for integration with electrical, lighting and power fixtures in both the domestic and international markets. Switch and receptacle wall plates produced by Hubbell Plastics, Inc., are distributed through the Wiring Device Division, feature proprietary thermoplastic materials offering high impact resistance and durability, and are available in a variety of colors. Architectural wiring systems, including the system PDC (under carpet cable systems for power, data and communications transmission) provide efficiency and flexibility in both initial installation and remodeling application.

Hubbell also manufactures wiring devices for use in certain environments requiring specialized products. The Wiring Device Division also sells ground fault circuit interrupter units for residential and industrial applications. Some of these units contain a number of outlets to which electrically-powered equipment may be simultaneously connected for ground fault protection. Ground fault units interrupt the circuit to which they are connected when a fault to ground is detected to protect the user from potentially lethal shock.

Bryant Electric, Inc. manufactures and sells electrical wiring devices, including plugs, connectors, receptacles, switches, lampholders, motor control pendants, weatherproof enclosures, and wall plates, to a separate market segment of industrial and commercial customers, utilizing its own sales and marketing organization.

Hubbell maintains operations in the United Kingdom, Singapore, Canada and Mexico which sell a variety of wiring device products similar to those produced in the United States. Most of the wiring device products sold by these operations are manufactured from parts shipped from the United States.

Lighting Fixtures

Hubbell Lighting, Inc. sells lighting fixtures and accessories for both indoor and outdoor applications in the United States, Canada, Mexico, United Kingdom, Singapore and elsewhere internationally. Hubbell Lighting has three basic classifications of products; specifically, Outdoor, Industrial and Commercial. The Outdoor products include floodlights, landscape lights, roadway lights and poles, which are used to illuminate athletic and recreational fields, service stations, outdoor display signs, parking lots, roadways and streets, security areas, shopping centers and similar areas. In addition, a line of decorative outdoor fixtures is sold for use in residences, parking lots, gardens and walkways. The Industrial products include fixtures used to illuminate factories, work spaces, and similar areas, including specialty requirements such as paint rooms, clean rooms and warehouses. The Commercial products include fluorescent, emergency and exit, and recessed and track fixtures which are used for offices, schools, hospitals, retail stores, and similar applications. The fixtures use high-intensity discharge lamps, such as mercury-vapor, high-pressure sodium-vapor, and metal-halide lamps, as well as quartz, fluorescent and incandescent lamps, all of which are purchased from other sources. Hubbell Lighting also manufactures a broad range of track and down lighting fixtures and accessories sold under the Marco name. These products supplemented existing track and down lighting product lines developed internally by Hubbell Lighting. Hubbell Lighting also has a line of Life Safety products, fixtures and related components which are used in specialized safety applications.

Industrial Controls

Hubbell Industrial Controls, Inc. manufactures and sells a variety of heavy-duty electrical control products which have broad application in the control of industrial equipment and processes. These products range from standard and specialized industrial control components to combinations of components that control entire industrial manufacturing processes. Standard products include motor speed controls, pendant-type push-button stations, power and grounding resistors and overhead crane controls. Hubbell Industrial Controls, Inc. also manufactures and sells a line of transfer switches used to direct electrical supply from alternate sources and a line of fire pump control products used in fire control systems.

Industrial controls are also manufactured and sold in the United Kingdom by Hubbell, Ltd. Products sold by this subsidiary are used in motor control applications and include fuse switches, contactors and solid state timers.

Special Application Products

In addition to its other products, Killark Electric Manufacturing Company manufactures and sells weather proof and hazardous location products suitable for explosion proof applications. These products consist of plugs and receptacles, enclosed and gasketed HID and incandescent lighting fixtures, and standard and custom configuration control stations.

Hazardous locations are those areas where a potential for explosion and fire exists due to the presence of flammable gasses, vapors, dust or easily ignitable fibers and include such places as refineries, petro-chemical plants, grain processing areas and elevators.

Sales and Distribution of Low-Voltage Products

A majority of Hubbell's low-voltage products are stock items and are sold through distributors, home centers and lighting showrooms. A portion of these products, primarily industrial controls, are sold directly to the customer. Special application products are sold primarily through electrical distributors to contractors, industrial customers and original equipment manufacturers.

Hubbell maintains a sales organization to assist potential users with the application of certain products to their specific requirements. Hubbell also maintains regional offices in the United States which work with architects, engineers, industrial designers, original equipment manufacturers and electrical contractors for the design of electrical systems to meet the specific requirements of industrial and commercial users.

Hubbell is also represented by sales representatives for its lighting fixtures, and industrial controls product lines, as well as products of the Wiring Device Division.

The sales of low-voltage products accounted for approximately 52% of Hubbell's total revenue in 1993, 54% in 1992 and 55% in 1991.

                   PRODUCTS USED IN HIGH-VOLTAGE APPLICATIONS

Insulated Wire and Cable

The Kerite Company manufactures and sells premium quality, high performance, insulated electric power cable for application in critical circuits of electric utilities and major industrials. This product line utilizes proprietary insulation systems and unique designs to meet the increasingly demanding specifications of its customers. Applications include nuclear and fossil fuel generating plants, underground and submarine transmission and distribution systems, petrochemical plants and mines. Kerite produces specially-designed cable for supplying power to submersible pumps in oil wells. This cable is designed to offer increased service life in the extreme compressive, temperature and corrosive conditions encountered in these adverse environments. The Kerite Company also manufactures accessories for splicing and terminating cable ends.

Electrical Transmission and Distribution Products

The Ohio Brass Company manufactures a complete line of polymer insulators, and high-voltage surge arresters used in the construction of electrical transmission and distribution lines and substations. The Ohio Brass Company's primary focus in this product area is its Hi*LiteXL and Veri*Lite polymer insulator line and its DynaVar and Protecta*Lite surge arrester lines. Electrical transmission products, primarily suspension insulators, are used in the expansion and upgrading of electrical transmission capability.

High Voltage Test and Measurement Equipment

Acquired in November, 1992, Hipotronics, Inc. manufactures and sells a broad line of high voltage test and measurement systems to test materials and equipment used in the generation, transmission and distribution of electricity. In addition, Hipotronics manufactures test equipment and high voltage power supplies for use in electrical and electronic industries. Principal products include AC/DC hipot testers and megohmmeters, cable fault location systems, oil testers and DC hipots, impulse generators and digital measurement systems, AC series resonant and corona detection systems, DC test sets and power supplies, the Peschel variable transformer, voltage regulators, and motor and transformer test sets.

Sales and Distribution of High-Voltage Products

Sales of high-voltage products are made through distributors and directly to users such as electric utilities, mining operations, industrial firms, and engineering and construction firms engaged in electric transmission projects. Hipotronics' products are sold primarily by direct sales to its customers in the United States and in foreign countries through its sales engineers, independent sales representatives and its sales and service office in Germany.

While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a decrease in purchases by public utilities does affect this category.

The sale of high-voltage products accounted for approximately 16% of Hubbell's total revenue in 1993 and 14% and 15% in 1992 and 1991, respectively.

                   PRODUCTS NOT CLASSIFIED ON A VOLTAGE BASIS

Outlet Boxes, Enclosures and Fittings

Raco Inc. is a leading manufacturer of steel and plastic boxes used at outlets, switch locations and junction points as well as a broad line of fittings for the electrical industry, including rigid conduit fittings, EMT (thinwall) fittings and other metal conduit fittings. Raco also has a complete electrical nonmetallic family of products (ENT) including PVC conduit tubing, fittings and enclosures.

The major markets for Raco Inc.'s products include industrial, commercial and residential construction, the do-it-yourself market, the export market, and the original equipment manufacturer market. Raco Inc.'s products are sold primarily through distributors and in some retail and hardware outlets.

Hubbell-Bell, Inc. manufactures a variety of electrical box products, with an emphasis on weather-resistant types suitable for outdoor application. The weatherproof lines include a full assortment of boxes, covers, combination devices, lampholders, and lever switches. Bell's products are sold primarily through electrical and hardware distributors.

Wiegmann manufactures a full-line of fabricated steel enclosures such as rainproof and dust-tight consoles and cabinets, telephone and transformer cabinets and electronic rack enclosures. Wiegmann's products are primarily sold through distributors to industrial customers and original equipment manufacturers.

In addition to its other products, Hubbell Canada Inc. manufactures a line of quality nonmetallic plastic switch and outlet boxes configured for the Canadian residential construction market.

Killark Electric is a leading manufacturer of quality standard and special application enclosures and fittings including hazardous location products for use in installations such as chemical plants, pipelines, grain towers, coal handling facilities and refineries. These products include switch boxes, cord connectors, service entrance fittings, conduit bodies, fittings and cast aluminum enclosures. Killark also is a major participant in the maintenance and repair, commercial and industrial construction segments of the domestic conduit and raceway fittings market. Killark products are sold primarily through electrical distributors to contractors, industrial customers and original equipment manufacturers.

Voice and Data Signal Processing Equipment

Pulse Communications, Inc. designs and manufactures a line of voice and data signal processing equipment primarily for use by the telephone and telecommunications industry. Customers of this product line include various telecommunications companies, the Regional Bell Operating Companies, independent telephone companies and specialized common carriers and companies with private networks. Pulse Communications, Inc. also manufactures electronic systems which monitor various conditions, such as telephone traffic levels or the occurrence of certain events at one or more remote locations. The information obtained is processed and appropriate corrective or alarm signals are generated and transmitted back to a central station.

These products are sold primarily by direct sales to its customers in the United States and in foreign countries through Pulse Communications, Inc.'s sales personnel and sales representatives.

Hubbell Premise Wiring, Inc. manufactures components used in telecommunications applications for voice and data signals. Products include adapters and outlets, quick connect jacks, connectorized cables, patch panels, baluns, undercarpet cable and other components used in the processing, distribution, and termination functions for local area networks (LANS) in commercial and industrial buildings. These products are sold through direct sales and by selected, independent telecommunications representatives.

Holding Devices

The Kellems Division manufactures a line of Kellems grips used to pull, support and relieve stress in elongated items such as cables, electrical cords, hoses and conduits. The grips are made of wire mesh in a range of sizes and strengths to accommodate differing needs. The mesh part of the grip is designed to tighten around the surface of the items under tension.

Kellems also makes a line of cord connectors designed to prevent electrical conductors from pulling away from electrical terminals to which the conductors are attached, and wire management products including flexible, non-metallic conduit and fittings and non-metallic surface raceway products used in wiring and cable harness installations. Products are manufactured at Hubbell's facilities in Stonington, Connecticut; Pickering, Ontario, Canada; Kempston, Bedfordshire, England; and Vega Baja, Puerto Rico. These products are sold primarily through distributors.

The sale of products not classified on a voltage basis accounted for approximately 32% of Hubbell's total revenue in 1993 and 32% in 1992 and 30% in 1991.

                INFORMATION APPLICABLE TO ALL GENERAL CATEGORIES

International Operations

Hubbell Ltd. in the United Kingdom manufactures and sells fuse switches, contactors, solid state timers, lighting fixtures, and selected wiring device products.

Hubbell Canada Inc. and Hubbell de Mexico, S.A. de C.V. currently manufacture and/or market wiring devices, lighting fixtures, grips, fittings, plastic outlet boxes, hazardous location products and electrical transmission and distribution products. Industrial Controls products are sold in Canada through an independent sales agent.

Harvey Hubbell S.E. Asia Pte. Ltd. assembles and/or markets wiring devices, lighting fixtures, hazardous location products, electrical transmission and distribution products and cable.

Hubbell also manufactures electrical wiring devices and selected holding devices in Aibonito, Puerto Rico, and Vega Baja, Puerto Rico. Hubbell also has interests in various other international operations such as joint ventures in Germany and Taiwan, and others which are not material to its business. Hubbell also has sales offices in Malaysia, Indonesia, Germany, Hong Kong, Mexico, South Korea and the Middle East.

Raw Materials

Principal raw materials used in the manufacture of Hubbell products include steel, brass, copper, aluminum, bronze, plastics, phenolics, elastomers and petrochemicals.

Hubbell also purchases certain electrical and electronic components, including solenoids, lighting ballasts, printed circuit boards, integrated circuit chips and cord sets, from a number of suppliers.

Hubbell is not materially dependent upon any one supplier for raw materials used in the manufacture of its products and equipment and, at the present time, raw materials and components essential to its operation are in adequate supply.

Patents

Hubbell has approximately 450 active United States and foreign patents covering many of its products, which expire at various times. While Hubbell deems these patents to be of value, it does not consider its business to be dependent upon patent protection. Hubbell is licensed under patents owned by others and grants licenses under certain of its patents.

Working Capital

Hubbell maintains sufficient inventory to enable it to provide a high level of service to its customers. The inventory levels, payment terms and return policies are in accord with the general practices of the electrical products industry and standard business procedures.

Backlog

Backlog of orders believed to be firm at December 31, 1993 and 1992 were approximately $60,400,000 and $54,700,000, respectively. Most of the backlog is expected to be shipped in the current year.

Although this backlog is important, the majority of Hubbell's revenues result from sales of inventoried products or products that have short periods of manufacture.

Competition

Hubbell experiences substantial competition in all categories of its business, but does not compete with the same companies in all its product categories.
The number and size of competitors vary considerably depending on the product line. Hubbell cannot specify with exactitude the number of competitors in each product category or their relative market position. However, some of its competitors are larger companies with substantial financial and other resources.

Hubbell considers product performance, reliability, quality and technological innovation as important factors relevant to all areas of its business and considers its reputation as a manufacturer of quality products to be an important factor in its business. In addition, product price and other factors can affect Hubbell's ability to compete.

Environment

Compliance with Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not believed to have any material effect upon the financial position or the competitive position of Hubbell.

Employees

As of December 31, 1993, Hubbell had approximately 5,885 full-time employees, including salaried and hourly personnel. Approximately 1,750 of Hubbell's United States employees are represented by seven labor unions. Hubbell considers its labor relations to be satisfactory.

Item 2.        Properties

       The following is a list of Hubbell's material manufacturing facilities, classified by segment:

                                                                              Approximate Floor
                                  Location           No. of Facilities        Area In Sq. Ft.
                                  --------           -----------------        ---------------
     Low Voltage Segment          Connecticut                2                    492,600
                                  Ohio                       1                     76,900
                                  Puerto Rico                2                    208,100 (1)
                                  Tennessee                  1                    250,000 (2)
                                  Virginia                   1                    321,300

     High Voltage Segment         Connecticut                1                    438,000
                                  New York                   2                    184,000
                                  Ohio                       1                     85,000
                                  South Carolina             1                    190,000 (2)

     Other Segment                Connecticut                1                     67,400
                                  Illinois                   1                    223,100
                                  Indiana                    1                    320,000
                                  Missouri                   1*                   179,700
                                  Pennsylvania               1                    105,000
                                  Virginia                   1                    138,000

Hubbell owns and occupies its corporate headquarters and executive office, containing a total of approximately 85,000 square feet, on property located in Orange, Connecticut. Bryant Electric leases its administrative headquarters and engineering facility, containing a total of approximately 39,771 square feet, in Milford Connecticut.

Hubbell and its subsidiaries own or lease warehouses and distribution centers containing an aggregate of approximately 733,400 square feet. Hubbell believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

Item 3.        Legal Proceedings

There are no material pending legal proceedings to which Hubbell or any of its subsidiaries is a party or of which any of their property is the subject, other than ordinary and routine litigation incident to their business.

- ---------------------

(1)     69,100 square feet leased
(2)     Leased
 *      Some products also are classified in the low voltage segment.

Item 4.        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1993.

                                    PART II

Item 5.        Market for the Registrant's Common Equity and Related
               Stockholder Matters

The Company's Class A and Class B common stocks are principally traded on the New York Stock Exchange under the symbols "HUBA" and "HUBB". The following tables provide information on market prices, dividends declared and number of common shareholders:

Market Prices (Dollars Per Share)           Common A                  Common B
- ---------------------------------           --------                  --------
Years Ended December 31,                 High      Low             High      Low
- ------------------------                 ----      ---             ----      ---
1993-First quarter                       55 1/2    50 7/8          58 5/8    52
1993-Second quarter                      55        51 1/2          58        54 1/2
1993-Third quarter                       54        49 1/4          57 1/4    50 7/8
1993-Fourth quarter                      54        50 1/4          55 7/8    51 1/4

1992-First quarter                       57 1/4    49 1/8          59 5/8    51 1/4
1992-Second quarter                      52 3/4    46 3/4          55 7/8    49 1/2
1992-Third quarter                       50 1/4    46              53 1/8    46 1/4
1992-Fourth quarter                      54        48 7/8          55 7/8    50 1/8

Dividends Declared (Cents Per Share)             Common A             Common B
- ------------------------------------             --------             --------
Years Ended December 31,                      1993      1992      1993      1992
- ------------------------                      ----      ----      ----      ----

First quarter                                   40        39        40        39
Second quarter                                  41        40        41        40
Third quarter                                   41        40        41        40
Fourth quarter                                  41        40        41        40

Number of Common Shareholders
- -----------------------------
At December 31,                    1993        1992      1991       1990        1989
- ---------------                    ----        ----      ----       ----        ----
Class A                           1,405       1,464     1,523      1,539       1,621
Class B                           5,628       5,555     5,438      5,513       5,569

                       THIS PAGE INTENTIONALLY LEFT BLANK

Item 6.        Selected Financial Data

       The following summary should be read in conjunction with the consolidated financial statements and notes and Exhibit 11 contained herein (Dollars in thousands, except per share amounts).

OPERATIONS, YEARS ENDED DECEMBER 31,                       1993            1992           1991
- ------------------------------------                       ----            ----           ----
Net sales                                                $832,423        786,078        756,126
Gross profit                                             $262,931        257,800        247,640
Restructuring charge                                     $(50,000)*         ---            ---
Operating income                                         $ 70,241        117,926        118,501
Provision for income taxes                               $ 15,188         36,588         38,821
Income before cumulative effect of change
  in accounting principles                               $ 66,306*        94,090         90,597
   Return on sales                                          8.0%           12.0%          12.0%
   Return on common shareholders' average equity           12.1%           17.7%          18.3%
   Return on average total capital                         12.0%           17.6%          18.1%

Cumulative effect of change in accounting principles     $  ---          (16,506)          ---

Net Income                                               $ 66,306*        77,584         90,597

Earnings Per Share:
  Income before cumulative effect of change
   in accounting principles                              $  2.10*          2.97           2.87
  Cumulative effect of change in
   accounting principles                                    ---           (0.52)         ---

  Net Income                                             $  2.10*          2.45           2.87

Cash dividends declared per common share                 $  1.63           1.59           1.47

Additions to property, plant, and equipment              $ 25,123         22,894         23,063

Depreciation and amortization                            $ 30,098         26,813         22,222

FINANCIAL POSITION, AT YEAR-END
- -------------------------------
Working capital                                          $131,875        129,401        232,939
Current ratio                                            1.6 to 1       1.6 to 1       3.1 to 1
Property, plant and equipment (net)                      $154,621        153,339        147,615
Total assets                                             $874,298        806,688        685,341
Long-term debt                                           $  2,700          2,700          8,100
Preferred stock                                             ---            ---            ---
Common shareholders' equity:
  Total                                                  $557,660        541,327        518,906
  Per share                                              $  17.84          17.36          16.66

NUMBER OF EMPLOYEES, AT YEAR END                            5,885          5,759          5,532
- --------------------------------

* In the fourth quarter of 1993, the Company recorded a restructuring charge for consolidation of manufacturing and distribution operations and other productivity programs which reduced net income by $31,000,000, $0.98 per share. Excluding the restructuring charge, net earnings from operations would have been $97,306,000, $3.08 per share.

    1990              1989            1988             1987              1986            1985              1984
    ----              ----            ----             ----              ----            ----              ----
 719,509           668,765         614,237          581,087           558,810         521,136           467,133
 232,060           218,384         206,629          195,915           182,229         171,406           148,357
   ---               ---             ---              ---               ---             ---              ---
 111,136           104,973          97,418           89,735            81,952          77,005            69,262
  38,633            37,350          35,114           36,724            35,562          34,571            33,667

  86,022            79,364          71,288           62,529            54,468          47,742            42,001
   12.0%             11.9%           11.6%            10.8%              9.7%            9.2%              9.0%
   19.2%             19.3%           19.1%            18.3%             17.7%           17.5%             17.1%
   18.9%             19.1%           18.7%            17.9%             17.1%           16.8%             16.2%

   ---               ---             ---              ---               ---             ---               ---

  86,022            79,364          71,288           62,529            54,468          47,742            42,001



    2.74              2.52            2.25             1.94              1.69            1.49              1.30

    ---               ---             ---              ---               ---             ---               ---

    2.74              2.52            2.25             1.94              1.69            1.49              1.30

    1.31              1.12             .90              .80               .67             .61               .55


  27,165            21,484          17,189           18,705            20,565          18,858            20,710

  17,728            16,570          14,950           14,164            13,762          12,071            10,410


 249,049           239,560         190,437          171,253           163,307         141,846           122,701
3.4 to 1          3.4 to 1        3.2 to 1         3.1 to 1          3.1 to 1        2.9 to 1          2.9 to 1
 131,799           107,962         102,443          100,271            99,330          90,915            81,070
 624,706           576,286         523,462          477,432           438,182         392,917           349,605
   8,100             8,100           8,100            8,270             8,576           3,590             2,700
    ---               ---             ---             2,793             6,152          14,606            22,889

 468,733           427,818         392,530          354,443           324,376         280,907           246,262
   15.11             13.80           12.56            11.37             10.44            9.43              8.56
   5,546             5,320           5,159            5,211             5,603           5,766             5,170

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        LIQUIDITY AND CAPITAL RESOURCES

Management views liquidity on the basis of the Company's ability to meet operational needs, fund additional investments, including acquisitions, and make dividend payments to shareholders.

At December 31, 1993, the Company's financial condition remained strong with working capital of $131.9 million and a current ratio of 1.6 to 1. Cash and temporary cash investments increased by $16.0 million primarily as a result of increased cash generated by operations.

Net cash provided by operations increased due to higher sales and profitability after adjusting for the impact of the non-cash restructuring charge recorded in 1993 and a reduction in the level of inventories and receivables. This decline reflects the Company's aggressive management of inventory and receivables while maintaining emphasis on continued improvement in order fill rates and cycle times and overall customer service.

The level of net cash used in investing and financing activities in 1993 is more in line with the Company's historic patterns. In 1992 as part of managing its financial investment structure, the Company re-allocated funds from temporary cash investments into longer-term securities with higher investment yields and entered into unsecured short-term borrowings primarily to fund the purchase of Hipotronics, Inc. At December 31, 1993 total borrowings, consisting of notes payable of $91.1 million and long-term debt of $2.7 million, were 16.8% of shareholder equity.

Capital expenditures in 1993 increased slightly over 1992 as the Company continued to invest in new machinery and equipment as part of the on-going product development programs, as well as the continued emphasis on improvements in operating efficiencies. Although no significant commitments had been made at December 31, 1993, the Company anticipates that capital expenditures will be between $40.0 million and $50.0 million annually during the next three years reflecting the historic capital investment pattern and the capital investment portion of the planned restructuring program. The Company believes that currently available borrowing facilities, and its ability to increase its credit lines if needed, combined with internally generated funds should be more than sufficient to fund capital expenditures as well as the increased working capital that would be required to accommodate a higher level of business activity.

The Company actively seeks to expand by acquisition as well as through the growth of its present businesses. While a significant acquisition may require additional borrowings, the Company believes it would be able to obtain financing based on its favorable historical earnings performance and strong financial position.

As noted on page 37, the Company has entered into an agreement to purchase A.
B. Chance Industries, Inc. The transaction is subject to completion of certain conditions under the agreement and regulatory approvals. The Company will pay for the acquisition out of internally available funds and additional short term borrowing of up to $40,000,000.

                             RESULTS OF OPERATIONS

1993 Compared With 1992

Consolidated net sales increased 6% on improved sales through distributors and home centers; continued growth at the Ohio Brass subsidiary; inclusion of Hipotronics Inc. acquired in November 1992 and the E. M. Wiegmann & Co., Inc. acquired in March 1993. These improvements were offset by lower activity at the Pulse Communications subsidiary and foreign operations. In the fourth quarter of 1993, the Company recorded a $50,000,000 pretax charge ($31,000,000 net of tax, or $.98 per share) for the estimated costs of a restructuring program. The program includes the consolidation of all or a portion of several manufacturing plants, a reduction in labor force of approximately 6%, the reorganization of certain operations management and structure, and a realignment of warehousing and product distribution capabilities. The restructuring charge is approximately equally divided between personnel costs (severance and postemployment benefits), plant and equipment relocation and costs associated with disposal of plant and equipment. At the end of 1993, $7,250,000 has been expended with an additional $14,000,000 anticipated in 1994 with the balance to be expended approximately equally in 1995 and 1996. After an approximate three year implementation the annual savings and cost avoidance could be as much as $25,000,000. Excluding the impact of the restructuring charge, segment total operating income increased 2% as a large portion of the sales growth was in lower margin products combined with strong price competition during this period of slow economic growth. Additionally, the Company has continued to increase expenditures for product and market development, as well as, customer service enhancements.

The Low Voltage Segment sales for the year increased 2% on higher shipments of fluorescent lighting products and improved demand for products in the commercial and industrial markets off-setting weakness in overseas markets. Segment operating income before restructuring charges increased 2% in line with the growth in sales.

Sales of the High Voltage Segment increased by more than 23% from the inclusion of Hipotronics, Inc. and higher shipments of insulators and surge arrestors. Sales of power cable were essentially even with last year due to the depressed worldwide market conditions for cable. Segment operating income before the restructuring charge increased 35% on higher sales volume and improved operating rates.

Other Industry Segment net sales increased by more than 4% due to the acquisition of E. M. Wiegmann & Co., Inc. in March, 1993, and increased sales of components for wire management, voice and data signals, which off-set the reduced shipments of telecommunication products and equipment. Segment operating income prior to the restructuring charge decreased 10% reflecting the reduced shipment of higher marginal products and increased expenditures for development of the next generation of telecommunication products.

General corporate expenses were slightly lower than last year due to continued productivity improvements. Investment income increased 10% on a higher level of funds invested in long-term securities. The higher level of interest expense is due to the utilization of short-term borrowings by the Company. The increase in other expenses reflects the charges for the establishment of a corporate owned life insurance program. The effective tax rate was 19% in 1993, 28% in 1992, and 30% in 1991. The decline in the effective tax rate reflects an increased portion of earnings from Puerto Rico operations and continued emphasis on generating tax-exempt income combined with the tax effect of the restructuring charge recorded in 1993. The recent tax law changes may in future years reduce the tax benefit arising from the Company's Puerto Rico operations.

1992 Compared With 1991

Consolidated net sales increased by 4% due to the strong sales growth at the Pulsecom and Ohio Brass subsidiaries; moderate increases in other operating units due to the gradual but mixed economic recovery; and inclusion of Bryant Electric, Inc., which was acquired in March 1991 and Hipotronics, Inc., which was acquired in November 1992. These improvements were offset by the continuing soft demand for power cable and the disposal of the Hermetic Refrigeration operation in November 1991. Segment total operating income was essentially even with last year as the modest sales growth was offset by increased expenditures to enhance sales and marketing programs, continued product development programs and strong price competition during this period of slow economic growth. Income before the cumulative effect of the change in accounting principles and the related earnings per share increased 4% due to the higher level of investment income and a lower effective tax rate. The Company recorded a one-time, non-cash charge of $16,506,000 net of tax or $0.52 per share for the cumulative effect on prior years of the change in accounting principles due to the adoption of the Statements of Financial Standards (SFAS) No. 106 - Employers' Accounting for Postretirement Benefits Other than Pensions, No. 109 - Accounting for Income Taxes and No. 112 - Employers' Accounting for Postemployment Benefits. Net income, as adjusted for these changes was $77,584,000 or $2.45 per share. Based on the restructuring of benefit programs which began in 1989, the impact on the Company's financial position was not significant (3% of shareholder's equity) and the required on-going annual expense will not have a material effect on operating results.

Low Voltage Segment sales for the year increased by 2% on a higher level of shipments of industrial wiring devices and fluorescent lighting products combined with the inclusion of Bryant Electric for the full year. This improvement was offset by highly competitive market conditions and the disposal of the Hermetic Refrigeration operations in November 1991. Operating income increased by 1% reflecting the increased sales, especially of lower margin lighting products, and market introduction costs for new products which were approximately offset by the effect of the acquisition of Bryant Electric and disposal of Hermetic Refrigeration.

Sales of High Voltage products were 3% lower than last year due to the depressed worldwide market for power cable products which negated the higher sales of insulators and surge arresters and inclusion of Hipotronics, Inc. Operating income was more than 20% below 1991 due to the impact from the cable operation of maintaining marketing programs and reduced manufacturing volumes.

Inflation

In times of inflationary cost increases, the Company has historically been able to maintain its profitability by improvements in operating methods and cost recovery through price increases. In large measure the reported operating results have absorbed the effects of inflation since the Company's predominant use of the LIFO method of inventory accounting generally has the effect of charging operating results with costs (except for depreciation) that contain current price levels.

Item 8.        Financial Statements and Supplementary Data


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Hubbell Incorporated

In our opinion, the consolidated financial statements listed in the index on page 44 present fairly, in all material respects, the financial position of Hubbell Incorporated and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in the Statement of Accounting Policies accompanying the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions, for postemployment benefits, and for income taxes in 1992.



Price Waterhouse
Stamford, Connecticut
January 19, 1994, except as to the subsequent event note on page 37 which is as of March 16, 1994.

                     Hubbell Incorporated and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                     At December 31, (Dollars in thousands)

ASSETS                                                                       1993             1992
- ------                                                                       ----             ----
CURRENT ASSETS
Cash and temporary cash investments                                      $ 44,231         $ 28,255
Accounts receivable less allowances of $3,768
 in 1993 and $3,340 in 1992                                               109,987          115,639
Inventories                                                               181,699          177,910
Prepaid taxes                                                              15,875            4,954
Other                                                                      10,289            3,109
                                                                         --------         --------

 Total current assets                                                     362,081          329,867

PROPERTY, PLANT, AND EQUIPMENT, AT COST
Land                                                                       13,073           12,892
Buildings                                                                  86,391           86,670
Machinery and equipment                                                   237,203          216,002
                                                                         --------         --------

                                                                          336,667          315,564
                                                                         --------         --------

 Less-Accumulated Depreciation                                            182,046          162,225
                                                                         --------         --------

                                                                          154,621          153,339
                                                                         --------         --------

OTHER ASSETS
Investments                                                               245,081          219,334
Purchase price in excess of net assets of
 companies acquired, less accumulated amortization
 of $8,538 in 1993 and $6,779 in 1992                                      66,522           59,783
Property held as investment                                                 7,794            7,257
Other                                                                      38,199           37,108
                                                                         --------         --------

                                                                          357,596          323,482
                                                                         --------         --------

                                                                         $874,298         $806,688
                                                                         ========         ========

See notes to consolidated financial statements.

                     Hubbell Incorporated and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                     At December 31, (Dollars in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES                                                          1993             1992
                                                                             ----             ----
Notes payable                                                           $  91,100        $  73,800
Accounts payable                                                           20,964           23,417
Accrued salaries, wages and employee benefits                              20,215           20,556
Accrued income taxes                                                       35,617           33,204
Dividends payable                                                          12,816           12,474
Accrued restructuring charge                                               14,000            ---
Other accrued liabilities                                                  35,494           37,015
                                                                         ---------        ---------

  Total current liabilities                                               230,206          200,466
                                                                         ---------        ---------

LONG-TERM DEBT                                                              2,700            2,700
                                                                         ---------        ---------

OTHER NON-CURRENT LIABILITIES                                              79,160           47,363
                                                                         ---------        ---------

DEFERRED INCOME TAXES                                                       4,572           14,832
                                                                         ---------        ---------

COMMON SHAREHOLDERS' EQUITY
Common Stock, par value $.01
  Class A - authorized 50,000,000 shares, outstanding                          59               59
     5,875,748 and 5,855,095 shares
  Class B - authorized 150,000,000 shares, outstanding                        254              253
     25,382,793 and 25,329,453 shares
Additional paid-in capital                                                358,219          356,351
Retained earnings                                                         203,787          188,385
Cumulative translation adjustments                                         (4,659)          (3,721)
                                                                         ---------        ---------

Total common shareholders' equity                                         557,660          541,327
                                                                         ---------        ---------

                                                                         $874,298         $806,688
                                                                         =========        =========

See notes to consolidated financial statements.

                     Hubbell Incorporated and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)

Years Ended December 31,                                                    1993           1992           1991
- ------------------------                                                    ------         ------         ------
NET SALES                                                                $832,423       $786,078       $756,126
Cost of goods sold                                                        569,492        528,278        508,486
                                                                         ---------      --------       ---------

GROSS PROFIT                                                              262,931        257,800        247,640
Restructuring Charge                                                       50,000           ---            ---
Selling & administrative expenses                                         142,690        139,874        129,139
                                                                         ---------      --------       ---------

OPERATING INCOME                                                           70,241        117,926        118,501
                                                                         ---------      --------       ---------

OTHER INCOME (EXPENSE):
 Investment income                                                         15,559         14,099        12,341
 Interest expense                                                          (3,386)          (702)          (632)
 Other income (expense), net                                                 (920)          (645)          (792)
                                                                         ---------      --------       ---------

  TOTAL OTHER INCOME, NET                                                  11,253         12,752         10,917
                                                                         ---------      --------       ---------

INCOME BEFORE INCOME TAXES                                                 81,494        130,678        129,418
Provision for income taxes                                                 15,188         36,588         38,821
                                                                         ---------      --------       ---------

Income before cumulative effect of change
   in accounting principles                                                66,306         94,090         90,597

Cumulative effect of change in
   accounting principles                                                     ---         (16,506)          ---
                                                                         ---------      --------       ---------

NET INCOME                                                               $ 66,306       $ 77,584       $ 90,597
                                                                         =========      =========      =========


EARNINGS PER SHARE:

 Income before cumulative effect of change
   in accounting principles                                                $ 2.10         $ 2.97         $ 2.87

 Cumulative effect of change in
   accounting principles                                                     ---           (0.52)          ---

 Net income                                                                $ 2.10         $ 2.45         $ 2.87



See notes to consolidated financial statements.

                     Hubbell Incorporated and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

Years Ended December 31,                                                   1993           1992           1991
- ------------------------                                                   ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $ 66,306       $ 77,584       $ 90,597
   Cumulative effect of change in accounting principles                      ---          16,506           ---
   Restructuring charge                                                    42,750           ---            ---
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                                           30,098         26,813         22,222
   Deferred income taxes                                                  (21,181)        (3,191)           394
   Changes in assets and liabilities, net of
    the effects of business acquisitions:
     (Increase) Decrease in accounts receivable                             8,937        (15,434)         2,007
     (Increase) Decrease in inventories                                     3,528        (20,968)         9,254
     (Increase) Decrease in other current assets                           (7,180)           679          1,131
     Increase (Decrease) in current liabilities
       (excluding dividends payable and short-term borrowing)              (8,074)         7,621          3,061
     (Increase) Decrease in other, net                                      3,268         (4,413)           627
                                                                         ---------      ---------      ---------
Net cash provided by operating activities                                 118,452         85,197        129,293
                                                                         ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current investments                                       (41,303)      (103,876)       (48,531)
Sale of non-current investments                                            16,977          3,483         24,794
Acquisition of businesses                                                 (18,319)       (40,000)       (52,937)
Additions to property, plant and equipment                                (25,123)       (22,894)       (23,063)
Other, net                                                                 (3,315)        (2,399)           432
                                                                         ---------      ---------      ---------
Net cash used in investing activities                                     (71,083)      (165,686)       (99,305)
                                                                         ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowing                                                       17,300         73,800           ---
Payment of dividends                                                      (50,562)       (48,680)       (44,468)
Redemption of industrial development bond                                    ---          (5,400)          ---
Acquisition of treasury shares                                               ---          (4,743)          ---
Exercise of stock options                                                   1,869          2,185          2,825
Other net                                                                    ---             (32)          ---
                                                                         ---------      ---------      ---------
Net cash provided from (used in) financing activities                     (31,393)        17,130        (41,643)
                                                                         ---------      ---------      ---------

INCREASE (DECREASE) IN CASH AND TEMPORARY                                  15,976        (63,359)       (11,655)
  CASH INVESTMENTS
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period                                                        28,255         91,614        103,269
                                                                         ---------      ---------      ---------
End of period                                                            $ 44,231       $ 28,255       $ 91,614
                                                                         =========      =========      =========


See notes to consolidated financial statements.

                     Hubbell Incorporated and Subsidiaries
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)

                                         Class A       Class B      Additional                  Cumulative
For the three years ended                 Common        Common       Paid-In       Retained    Translation
December 31, 1993                          Stock        Stock        Capital       Earnings    Adjustments
- -----------------                         ------        ------       --------      --------    -----------
BALANCE AT DECEMBER 31, 1990             $     58       $   237       $270,057      $201,460       $   (602)
Net Income                                                                            90,597
Exercise of stock options                       1             1          5,567
Acquisition of treasury shares                                          (2,742)
Cash dividends declared
   ($1.47 per share adjusted
    for stock dividend)                                                              (45,631)
Stock dividend declared                                      15         86,027       (86,042)
Translation adjustments                                                                                 (97)
                                         ---------      --------      ---------     ---------       --------

BALANCE AT DECEMBER 31, 1991             $     59       $   253       $358,909      $160,384        $  (699)
Net Income                                                                            77,584
Exercise of stock options                       1             1          7,080
Acquisition of treasury shares                 (1)           (1)        (9,638)
Cash dividends declared                                                              (49,583)
   ($1.59 per share)
Translation adjustments                                                                              (3,022)
                                         ---------      --------      ---------     ---------       --------

BALANCE AT DECEMBER 31, 1992             $     59       $   253       $356,351      $188,385        $(3,721)

Net Income                                                                            66,306
Exercise of stock options                                     1          2,643
Acquisition of treasury shares                                            (775)
Cash dividends declared                                                              (50,904)
   ($1.63 per share)
Translation adjustments                                                                                (938)
                                         ---------      --------      ---------     ---------       --------
BALANCE AT DECEMBER 31, 1993             $     59       $   254       $358,219      $203,787        $(4,659)
                                         =========      ========      =========     =========       ========

See notes to consolidated financial statements

                     Hubbell Incorporated and Subsidiaries
                        STATEMENT OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include all subsidiaries; all significant inter-company balances and transactions have been eliminated. Certain reclassifications, which were not significant, have been made in prior period financial statements to conform to the 1993 presentation.

Foreign Currency Translation

The assets and liabilities of international subsidiaries are translated to U.S. dollars at exchange rates in effect at the end of the year, and income and expense items are translated at average rates of exchange in effect during the year. The effects of exchange rate fluctuations on the translated amounts of foreign currency assets and liabilities are included as translation adjustments in shareholders' equity. Gains and losses from foreign currency transactions are included in income of the period.

Cash and Temporary Cash Investments

Temporary cash investments consist of liquid investments with maturities of three months or less when purchased. The carrying value of cash and temporary cash investments approximates fair value because of their short maturities.

Inventories

Inventories are stated at the lower of cost or market. The cost of substantially all domestic inventories, 82% of total inventory value, is determined on the basis of the last-in, first-out (LIFO) method of inventory accounting. The cost of foreign inventories and certain domestic inventories is determined on the basis of the first-in, first-out (FIFO) method of inventory accounting.

Property, Plant, and Equipment

Property, plant, and equipment are depreciated over their estimated useful lives, principally using accelerated methods.

Purchase Price in Excess of Net Assets of Companies Acquired

The cost of companies acquired in excess of the amount assigned to net assets is being amortized on a straight-line basis over a 40 year period.

Deferred Income Taxes

Deferred income taxes are recognized for the tax consequence of differences between the financial statement carrying amounts and tax bases of assets and liabilities by applying the currently enacted statutory tax rates. The effect of a change in statutory tax rates is recognized in income in the period that includes the enactment date. Federal income taxes have not been provided on the undistributed earnings of the Company's international subsidiaries as the Company has reinvested all of these earnings indefinitely.

Retirement Benefits

The Company's policy is to fund pension costs within the ranges prescribed by applicable regulations. In addition to providing pension benefits, in some circumstances the Company provides health care and life insurance benefits for retired employees. The Company's policy is to fund these benefits through insurance premiums or as actual expenditures are made.

Earnings Per Share

Earnings per share is based on reported income and the weighted average number of shares of common stock and equivalents outstanding.

Change in Accounting Principles

In 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions, No. 109 - Accounting for Income Taxes and No. 112 - Employers' Accounting for Postemployment Benefits. As part of adopting the new accounting standards as of January 1, 1992, a one-time non-cash charge of $16,506,000 net of tax or $0.52 per share was recorded. Also deferred taxes were recorded for business acquisitions completed before January 1, 1992 which increased the previously allocated purchased adjustments to inventories, property, plant and equipment. The impact of these accounting changes on 1992 financial results were not significant.

                     Hubbell Incorporated and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Restructuring Charge

In the fourth quarter of 1993, the Company recorded a $50,000,000 pretax charge ($31,000,000 net of tax benefits, or $.98 per share) for the estimated costs of a restructuring program. The program entails the consolidation of manufacturing facilities, reduction in labor force and a realignment of warehousing and distribution activities. The restructuring charge is approximately equally divided between personnel costs (severance and postemployment benefits), plant and equipment relocation, and costs associated with disposal of plant and equipment. At December 31, 1993, the restructuring accrual was $42,750,000 of which $14,000,000 is classified as a current liability.

Acquisitions

In March 1993, the E. M. Wiegmann & Co., Inc. was acquired. Wiegmann fabricates a wide range of cabinets, panels, consoles and other enclosures used to mount and protect transformers, industrial controls, and wireway duct and fittings. The total cost of the acquired business has been allocated on a preliminary basis to current assets, property, plant and equipment, goodwill, and other liabilities pending final appraisal.

In November 1992, Hipotronics, Inc., was acquired. Hipotronics, Inc. manufactures high voltage test equipment which is sold to electric utility and industrial companies in the United States and abroad.

In March 1991, the net assets and business of the Bryant Electric Division (Bryant Electric) of the Westinghouse Electric Corporation were acquired. Bryant Electric manufactures a line of high quality wiring devices including plugs, connectors, receptacles, switches, lamp holders and wall plates. In October 1991, the net assets and business of the Lexington Switch and Controls Division, a manufacturer of transfer switches and fire pump controls, were acquired from the Paulworth Corporation.

The acquisitions in 1993, 1992 and 1991 were for cash and were recorded under the purchase method of accounting. Accordingly, the results of operations for the acquired businesses have been included in the consolidated statement of income only from their respective acquisition dates. If the businesses had been acquired on the first day of 1991, unaudited consolidated net sales would have been $836,902,000 in 1993, $822,832,000 in 1992, $808,159,000 in 1991, and
there would have been no material effect on reported earnings for the respective years.

Investments

Investments consist primarily of mortgage-backed securities and marketable securities. Marketable equity securities are carried at the lower of aggregate cost or market. Other investments are carried at cost with the purchase premium or discount amortized over the estimated life of the security. Certain portfolio securities that may be affected by changes in interest rates are hedged with futures contracts for U.S. Treasury notes and bonds (at December 31, 1993, future contracts totaled $7,500,000). Market value gains and losses on the futures contracts are recognized in income when the effects of the related price changes in the value of the hedged securities are recognized.

The following table sets forth selected data with respect to the Company's long term investments at December 31, 1993 (in thousands):

                                                  Number of                                   Amount at which
                                                  Shares or                                     Carried in
                                                  Principal                        Market      Consolidated
Description                                          Amount         Cost           Value       Balance Sheet
- -----------                                          ------       --------        --------     --------------
Common and Preferred Stocks                            -          $ 37,081        $ 37,081          $ 37,081

Government National Mortgage
    Association Securities                           46,725         47,321          49,481            47,321

Federal National Mortgage
    Association Securities                           96,402         98,029          99,195            98,029

Mortgage Backed Securities                           45,306         51,204          51,363            51,204

U.S. Treasury Notes and
       Municipal Bonds                                7,490         10,060          10,056            10,060

Other                                                  -             1,386           1,386             1,386
                                                                  --------        --------          --------

Total                                                             $245,081        $248,562          $245,081
                                                                  ========        ========          =========

Securities of any one individual issuer do not exceed 2% of total assets of the Company.

Non-current marketable equity securities are carried at cost which approximates market in 1993 and at cost $35,283,000 (market - $35,727,000) in 1992.

Inventories

Inventories are classified as follows at December 31, (in thousands):

                                                                     1993                1992
                                                                     ----                ----
Raw material                                                     $ 58,359            $ 61,179
Work-in-process                                                    49,653              51,508
Finished goods                                                    113,312             101,342
                                                                 --------            --------
                                                                  221,324             214,029

Excess of current production costs over LIFO cost basis            39,625              36,119
                                                                 --------            --------

Total                                                            $181,699            $177,910
                                                                 ========            ========

The financial accounting basis for the LIFO inventories of acquired companies exceeds the tax basis by approximately $28,500,000 at December 31, 1993.

Income Taxes

The following table sets forth selected data with respect to the Company's income tax provisions for the years ended December 31, (in thousands):

                                                                1993             1992           1991
                                                                ----             ----           ----

Income before income taxes and accumulative
 effect of change in accounting principles:
         United States                                      $ 83,157         $127,596        $124,556
         International                                        (1,663)           3,082           4,862
                                                            ---------        ---------       ---------
 Total                                                      $ 81,494         $130,678        $129,418
                                                            =========        =========       =========

Provisions for income taxes:
         Federal                                            $ 32,080         $ 32,390        $ 30,727
         State                                                 4,837            6,056           5,824
         International                                          (548)           1,333           1,876
         Deferred                                            (21,181)          (3,191)            394
                                                            ---------        ---------       ---------
         Total                                              $ 15,188         $ 36,588        $ 38,821
                                                            =========        =========       =========

The principal items making up the deferred tax provisions are set forth in the following table for the years ended December 31, (in thousands):

                                                               1993             1992            1991
                                                               ----             ----            ----
Transactions of leasing subsidiary                         $    (686)        $   (632)       $   (386)
Restructuring reserve                                        (16,245)             ---             ---
Depreciation                                                    (354)           1,233           1,944
Other, net                                                    (3,896)          (3,792)         (1,164)
                                                           ----------        ---------       ---------
Total                                                      $ (21,181)        $ (3,191)       $    394
                                                           ==========        =========       =========

As discussed in the Change in Accounting Principles note, the Company adopted SFAS No. 109 as of the beginning of the year 1992. The deferred tax provision for 1991 was determined under prior accounting principles in effect at that time and has not been restated for adoption of SFAS No. 109.

The components of the net deferred tax (asset) liability at December 31, (in thousands) were as follows:


                                                                                 1993            1992
                                                                                 ----            ----
Deferred tax assets:
       Inventory                                                            $   3,778        $  3,566
       Pensions                                                                 7,970           7,094
       Postretirement and postemployment benefits                              10,549          10,707
       Accrued restructuring charge                                            16,245             ---
       Accrued liabilities                                                     21,996          20,939
       Miscellaneous other                                                      6,888           3,407
                                                                            ----------       ---------

       Total deferred tax asset                                                67,426          45,713
                                                                            ----------       ---------

Deferred tax liabilities:
       Property, plant, and equipment                                          18,360          18,755
       Leasing subsidiary                                                      20,096          20,782
       LIFO inventories of acquired businesses                                 10,830          10,564
       Miscellaneous other                                                      6,837           5,490
                                                                            ----------       ---------

       Total deferred tax liability                                            56,123          55,591
                                                                            ----------       ---------
Net deferred tax (asset) liability                                           $(11,303)       $  9,878
                                                                            ==========       =========


Deferred taxes are classified in the financial statements as a net short-term deferred tax asset of $15,875,000 and a net long-term deferred tax liability of $4,572,000.

At December 31, 1993, United States income taxes had not been provided on approximately $15,600,000 of undistributed international earnings. Payments of income taxes were $33,106,000 in 1993, $32,819,000 in 1992 and $34,200,000 in
1991.

The consolidated effective income tax rates varied from the United States federal statutory income tax rate for the years ended December 31, as follows:

                                                           1993             1992           1991
                                                           ----             ----           ----
Federal statutory income tax rate                          35.0%           34.0%           34.0%
State income taxes, net of federal benefit                  2.6             3.0             3.0
Partially tax-exempt income                                (5.7)           (2.8)           (2.3)
Non-taxable income from
         Puerto Rico operations                           (11.1)           (6.3)           (6.2)
Other, net                                                 (2.2)            0.1             1.5
                                                          ------          ------          ------
Consolidated effective income tax rate                     18.6%           28.0%           30.0%
                                                          ======          ======          ======


The decline in the consolidated effective income tax rate to 18.6% in 1993 is a result of the decline in pre-tax income following the charge for restructuring. The dollar amount of all items in the table above which reconcile the statutory rate to the effective rate remained at relatively consistent levels for all three years.

Other Non-Current Liabilities

Other Non-Current Liabilities consists of the following at December 31, (in thousands):

                                                            1993              1992
                                                            ----              ----
Pensions                                                $ 20,139          $ 16,935
Other postretirement benefits                             21,006            21,177
Restructuring charge                                      28,750              ---
Other, net                                                 9,265             9,251
                                                        --------          --------
   Total                                                $ 79,160          $ 47,363
                                                        ========          ========

Pension Benefits

The Company and its subsidiaries have a number of non-contributory defined benefit pension plans and defined contribution plans covering substantially all employees. The pension plans provide pension benefits that are based on a combination of years of service and either compensation levels or specified dollar amounts.

The following table sets forth the components of pension cost for the years ended December 31, (in thousands):

                                                  1993             1992              1991
                                                  ----             ----              ----
Benefits earned                                $  6,704         $  6,126          $  5,290

Increase in present value of
  benefits earned in prior years                 10,706            9,798             8,973

Actual return on plan assets                    (15,312)         (10,576)          (21,720)

Deferred gain or (loss)                           4,560              792            12,488

Amortization of actuarial gains and
  losses and prior service cost                    (294)              64              (991)
                                               ---------        ---------         ---------

Net Pension Cost                               $  6,364         $  6,204          $  4,000
                                               =========        =========         =========

ASSUMPTIONS USED IN DETERMINING PENSION COST:
Discount rate                                      8.0%             8.0%              8.5%
Long term rate of compensation increase            6.5%             6.5%              6.5%
Expected long-term rate of return
  on plan assets                                   9.0%             9.0%              9.5%

Pension expense as a percent of payroll was 3.3% in 1993, 3.4% in 1992 and 2.4% in 1991.

The following table sets forth the retirement plans' status and the pension liability recognized in the Company's balance sheet at December 31, (in thousands):

                                                                Plans Where Assets Exceed     Plans Where Accumulated
                                                                     Accumulated Benefits      Benefits Exceed Assets
                                                                     --------------------      ----------------------
                                                                       1993         1992          1993          1992
                                                                      ------      -------        ------        ------
ESTIMATED FUNDS REQUIRED TO PROVIDE FOR FUTURE
PAYMENT OF:
Benefits based on service to date and present
pay levels:
        Vested                                                     $ 98,320     $ 79,746      $ 10,472      $ 14,177
        Non-vested                                                    7,439        7,600         1,045         1,096
                                                                   --------     ---------    ----------    ----------
Accumulated benefit obligation                                      105,759       87,346        11,517        15,273
Additional amounts related to projected pay increases                19,722       25,928         4,824         4,812
                                                                   --------     ---------    ----------    ----------
Projected benefit obligation                                        125,481      113,274        16,341        20,085
                                                                   --------     ---------    ----------    ----------
ASSETS AVAILABLE FOR BENEFITS:
Plan assets (market value)                                          143,793      124,597             0         5,694
Company assets (recorded liability)                                   7,578        6,054        13,995        12,711
                                                                   --------     ---------    ----------    ----------
        Total Assets                                                151,371      130,651        13,995        18,405
                                                                   --------     ---------    ----------    ----------
ASSETS IN EXCESS OF (LESS THAN)
  PROJECTED BENEFIT OBLIGATION                                     $ 25,890     $ 17,377     $  (2,346)    $  (1,680)
                                                                   ========     =========    ==========    ==========
Consisting of:
Unrecognized net asset (obligation) at transition                  $  5,811     $  6,641     $     (75)    $    (225)
Unrecognized actuarial gain (loss) since transition                $ 20,381     $ 10,973     $  (2,271)    $  (1,220)
Unrecognized prior service costs incurred
 since transition                                                  $   (302)    $   (237)    $       0     $    (235)

The projected benefit obligations were determined using discount rates of 7.5% in 1993 and 8.0% in 1992 and assumed average long-term rate of compensation increase of 5% in 1993 and 6.5% in 1992.

At December 31, 1993, approximately $70,800,000 of plan assets were invested in common stocks, including Hubbell Incorporated common stock with a market value of $8,600,000. The balance of plan assets are invested in short term money market accounts, government and corporate bonds.

Postretirement Benefits Other Than Pensions

The Company and its subsidiaries have a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company, providing they retired prior to 1992. These benefits were discontinued in 1991 for substantially all future retirees.

For retirees prior to 1992, some of the plans provide for retiree contributions, which are periodically increased. The plans anticipate future cost-sharing changes that are consistent with the Company's past practices. The plans are funded either on a monthly premium basis or as benefits become due.

At December 31, 1993, the recorded liability for providing these postretirement benefits was based on a 7% discount rate and assumed health care cost trend rate of 20.0% declining to 5.5% over fifteen years. The costs recognized for providing these benefits in 1993, 1992, and 1991 were $1,300,000, $1,400,000, and $1,800,000 respectively. The costs for 1993 and 1992 were primarily interest while 1991 was determined under prior accounting pronouncements in effect at that time and have not been restated for the adoption of SFAS No. 106.

Debt

The following table sets forth the components of the Company's debt structure at December 31, (in thousands):

                                                                            1993              1992
                                                                          -------           -------
Notes Payable
    Term Loan                                                            $ 75,000          $ 60,000
    Revolving Credit                                                       16,100            13,800
                                                                         --------          --------
    Total                                                                $ 91,100          $ 73,800
                                                                         ========          ========

Long Term Debt
    Industrial Development Bonds, due 2001,
    interest rate 11 1/4%                                                $  2,700          $  2,700
                                                                         ========          ========

The term loan is due on November 25, 1994 and has a variable rate based on LIBOR plus 0.25% which equalled 3.50% at December 31, 1993. The revolving credit loan agreement matures on November 19, 1994 and may be extended based on approval of the bank. The maximum amount available under the agreement is $25,000,000 and carries a daily interest rate based on the bank's overnight rate which was 3.46% at December 31, 1993. A fee of 0.1% is due on the average daily unused portion of the credit agreement. Payments of interest and fees were $3,280,000 in 1993.

As part of the borrowing agreements, the Company is required to maintain a minimum shareholder equity of $400,000,000 and can not have total debt of more than $250,000,000. The Company is in compliance with the terms and conditions under the borrowing agreements.

Leases

Total rental expense under operating leases was $5,600,000 in 1993, $6,600,000 in 1992 and $6,800,000 in 1991.

The minimum annual rentals on non-cancelable, long-term, operating leases in effect at December 31, 1993 will approximate $1,500,000 in 1994, $1,200,000 in 1995, and will decline thereafter.

Research, Development and Engineering

Expenses for new product development and ongoing improvement of existing products were $15,400,000 in 1993, $13,800,000 in 1992, and $8,500,000 in 1991.
Expenses in 1993 included an increase in expenditures for the development of the next generation of telecommunication products.

Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentration of credit risks consist of trade receivables and temporary cash investments. The Company grants credit terms in the normal course of business to its customers. Due to the diversity of its product segments, the Company has a diverse customer base including electrical distributors and wholesalers, electric utilities, equipment manufacturers, electrical contractors, retail and hardware outlets. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers. Bad debt write-offs have historically been minimal. The Company places its temporary cash investments with financial institutions and limits the amount of exposure to any one institution.

Capital Stock

Share activity in the Company's preferred and common stocks is set forth below for the three years ended December 31, 1993:

                                                  Preferred Stock                          Common Stock
                                                  ---------------                          ------------
                                                                                    Class A            Class B
                                                                                   ----------        -----------
OUTSTANDING AT DECEMBER 31, 1990                        ---                         5,840,139        23,690,755
Exercise of stock options                                                              67,278           122,554
Acquisition/Issuance of treasury shares                                               (15,577)          (32,600)
Stock dividend declared                                                                  ---          1,480,613
                                                    ----------                      ---------        -----------
OUTSTANDING AT DECEMBER 31, 1991                        ---                         5,891,840        25,261,322
Exercise of stock options                                                             116,211           104,984
Acquisition/Issuance of treasury shares                                              (152,956)          (36,853)
                                                    ----------                      ----------       -----------
OUTSTANDING AT DECEMBER 31, 1992                        ---                         5,855,095        25,329,453
Exercise of stock options                                                              22,669            65,216
Acquisition/Issuance of treasury shares                                                (2,016)          (11,876)
                                                                                    ----------       -----------
OUTSTANDING AT DECEMBER 31, 1993                        ---                         5,875,748        25,382,793
                                                    ===========                     =========        ===========

Shares held in Treasury at December 31, 1993: Class A Common - 1,672,968; Class B Common - 1,920,620. Voting rights per share: Class A Common - twenty; Class B Common - one. In addition, the Company has 5,891,097 authorized shares of preferred stock; none are outstanding.


The Company has a Shareholder Rights Plan under which holders of Class A Common Stock have Class A Rights and holders of Class B Common Stock have Class B Rights. These Rights become exercisable after a specified period of time only if a person or group of affiliated persons acquires beneficial ownership of 20 percent or more of the outstanding Class A Common Stock of the Company or announces or commences a tender or exchange offer that would result in the offeror acquiring beneficial ownership of 30 percent or more of the outstanding Class A Common Stock of the Company. Once exercisable, the Rights would entitle their registered holders to purchase, for each common share held, one share of the Company's Class A Common Stock or Class B Common Stock, as the case may be, at a price of $103.66 per share, subject to adjustment to prevent dilution. Upon the occurrence of certain events or transactions specified in the Rights Agreement, a holder of Rights applicable to one share is entitled to receive for an exercise price of $103.66 per share owned a number of shares of the Company's Class A Common Stock or Class B Common Stock, as the case may be, or an acquiring corporation's common stock, having a market value equal to twice the exercise price. The Rights may be redeemed by the Company for one cent per Right prior to the tenth day after a person or group of affiliated persons has acquired 20 percent or more of the outstanding Class A Common Stock of the Company. The Rights expire on December 31, 1998, unless earlier redeemed by the Company.

              Shares of common stock were reserved at December 31, 1993 as follows:
              Exercise of stock purchase rights                                    31,258,541
              Exercise of outstanding stock options                                 1,746,565
              Future grant of stock options                                           587,759
                                                                                  -----------
              Total (Class A, 6,507,104; Class B, 27,085,761 )                     33,592,865
                                                                                  ===========

Stock Options

The Company has granted to officers and key employees options to purchase the Company's Class A and Class B Common Stock and the Company may grant to officers and key employees options to purchase the Company's Class B Common Stock at not less than 85% of market prices on the date of grant. Stock option activity for the three years ended December 31, 1993 is set forth below:

                                                                         Number                  Option price
                                                                        of shares                  per share
                                                                        ---------             ---------------
OUTSTANDING AT DECEMBER 31, 1990                                         1,364,433             $ 7.28 - $40.82
Granted                                                                    295,155             $49.11
Exercised                                                                 (199,324)            $ 7.28 - $35.98
Canceled or expired                                                        (28,795)            $14.08 - $40.59
                                                                        -----------
OUTSTANDING AT DECEMBER 31, 1991                                         1,431,469             $12.36 - $49.11
Granted                                                                    334,000             $56.69
Exercised                                                                 (221,195)            $12.36 - $40.59
Canceled or expired                                                        (15,318)            $40.39 - $49.11
                                                                        -----------
OUTSTANDING AT DECEMBER 31, 1992                                         1,528,956             $12.90 - $49.11
Granted                                                                    306,100             $52.81
Exercised                                                                  (87,939)            $12.90 - $49.11
Canceled or expired                                                           (552)            $40.59
                                                                        -----------
OUTSTANDING AT DECEMBER 31, 1993                                         1,746,565             $13.99 - $56.69
                                                                        ===========

Options for the purchase of 1,217,687 shares were exercisable at December 31, 1993, at prices ranging from $13.99 to $56.69 per share.

Industry Segment and Geographic Information

The Company's business is the manufacture and sale of electrical and electronic products. For better assessment, operations are reported in three segments as follows:

Low Voltage products are in the range of less than 600 volts, are sold principally to distributors and represent stock items. At December 31, 1993, this segment consisted of standard and special application wiring device products, lighting fixtures and low voltage industrial controls.

High Voltage products are in the more than 600 volt range, are generally sold directly to the user and represent products made to customer's order. At December 31, 1993, this segment comprised test and measurement equipment, wire and cable, insulators and surge arresters.

The Other segment consists of products not classified on a voltage basis. At December 31, 1993, this segment included standard and special application cabinets and enclosures, fittings, switch and outlet boxes, wire management components and systems, data transmission and telecommunications equipment, and components for voice and data signals.

Net sales comprise sales to unaffiliated customers - intersegment and inter-area sales are immaterial.

Segment operating income consists of net sales less operating expenses. General corporate expenses, interest expense, and other income, net have not been allocated to segments.

General corporate assets not allocated to segments are principally cash and investments.

Financial information by industry segment and geographic area for the three years ended December 31, 1993 is summarized below (in thousands):

                 INDUSTRY SEGMENT                        1993                  1992                 1991
                                                         ----                  ----                 ----
NET SALES:
Low Voltage                                            $431,974              $422,585             $412,699
High Voltage                                            134,195               108,651              112,367
Other                                                   266,254               254,842              231,060
                                                       ---------             ---------            ---------
  Total                                                $832,423              $786,078             $756,126
                                                       =========             =========            =========

OPERATING INCOME:
Low Voltage                                            $ 83,835              $ 81,803             $ 80,838
  Restructuring Charge                                  (28,300)                  -                    -
High Voltage                                             15,388                11,391               14,640
  Restructuring Charge                                   (3,100)                  -                    -
Other                                                    35,049                39,058               37,415
  Restructuring Charge                                  (18,600)                  -                    -
                                                       ---------             ---------            ---------
  Segment Total                                          84,272               132,252              132,893
General corporate expenses                              (14,031)              (14,326)             (14,392)
Interest expense                                         (3,386)                 (702)                (632)
Investment and other income, net                         14,639                13,454               11,549
                                                       ---------             ---------            ---------
 Income before income taxes                            $ 81,494              $130,678             $129,418
                                                       =========             =========            =========

                                                         1993                  1992                 1991
                                                         ----                  ----                 ----
ASSETS:
Low Voltage                                            $246,937              $245,960             $227,800
High Voltage                                            109,205               112,405               55,297
Other                                                   156,757               148,372              125,716
General corporate                                       361,399               299,951              276,528
                                                       ---------             ---------            ---------
  Total                                                $874,298              $806,688             $685,341
                                                       =========             =========            =========

CAPITAL EXPENDITURES:
Low Voltage                                            $  8,464              $ 10,481             $ 11,164
High Voltage                                              8,657                 4,359                2,976
Other                                                     6,397                 6,747                7,094
General corporate                                         1,605                 1,307                1,829
                                                       ---------             ---------            ---------
  Total                                                $ 25,123              $ 22,894             $ 23,063
                                                       =========             =========            =========

DEPRECIATION AND AMORTIZATION:
Low Voltage                                            $ 15,968              $ 15,245             $ 12,023
High Voltage                                              4,885                 3,753                3,699
Other                                                     7,851                 6,466                5,322
General corporate                                         1,394                 1,349                1,178
                                                       ---------             ---------            ---------
  Total                                                $ 30,098              $ 26,813             $ 22,222
                                                       =========             =========            =========


                      GEOGRAPHIC AREA
NET SALES:
United States                                          $788,708              $742,490             $709,419
International                                            43,715                43,588               46,707
                                                       ---------             ---------            ---------
  Total                                                $832,423              $786,078             $756,126
                                                       =========             =========            =========

OPERATING INCOME:
United States                                           132,150              $126,965             $126,080
  Restructuring                                         (49,100)                ---                  ---
International                                             2,122                 5,287                6,813
  Restructuring                                            (900)                ---                  ---
                                                       ---------             ---------            ---------
  Total                                                $ 84,272              $132,252             $132,893
                                                       =========             =========            =========

ASSETS:
United States                                          $839,853              $774,682             $646,733
International                                            34,445                32,006               38,608
                                                       ---------             ---------            ---------
  Total                                                $874,298              $806,688             $685,341
                                                       =========             =========            =========


Export sales to unaffiliated customers were $37,500,000 in 1993, $26,500,000 in 1992, and $21,900,000 in 1991.

Net assets of international subsidiaries were 4% of the consolidated total in 1993, 4% in 1992, and 6% in 1991.

Subsequent Event

On March 16, 1994, the Company announced that it had entered into an agreement to purchase A. B. Chance Industries, Inc. Chance manufactures electrical apparatus (overhead and underground distribution switches, fuses, contacts, enclosures and sectionalizers); anchors; hardware, insulators (porcelain and polymer); and hot-line tools and other safety equipment. Under terms of the agreement the Company will purchase all the outstanding capital stock of Chance for $41,135,000 and retire Chance's existing debt of $66,865,000. The transaction is subject to completion of certain conditions under the agreement and obtaining of regulatory approvals.

Quarterly Financial Data (Unaudited)

The table below sets forth summarized quarterly financial data for the years ended December 31, 1993 and 1992 (in thousands, except per share amounts):

                                                   First         Second            Third          Fourth
1993                                              Quarter        Quarter          Quarter         Quarter
- ----                                              -------        -------          -------         -------
Net Sales                                        $ 198,017       $211,261         $211,464       $ 211,681
Gross Profit                                     $  63,727       $ 66,210         $ 64,581       $  68,413
Restructuring Charge                                  ---            ---              ---        $ (50,000)
Net Income                                       $  24,025       $ 25,010         $ 23,388       $  (6,117)
Earnings Per Share                               $    0.76       $   0.79         $   0.74       $   (0.19)

1992
- ----

Net Sales                                        $ 187,737       $195,426         $202,330       $ 200,585
Gross Profit                                     $  62,848       $ 64,954         $ 62,614       $  67,384
Income before cumulative effect of
   change in accounting principles               $  23,596       $ 24,403         $ 22,732       $  23,359
Cumulative effect of change in
   accounting principles                         $ (16,506)         ---              ---             ---
Net Income                                       $   7,090       $ 24,403         $ 22,732       $  23,359
Earnings Per Share:
     Income before cumulative effect of
       change in accounting principles           $    0.74       $   0.77         $   0.72       $    0.74
     Cumulative effect of change in
       accounting principles                     $   (0.52)         ---              ---             ---
     Net Income                                  $    0.22       $   0.77         $   0.72       $    0.74

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               Not applicable.

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant (1)

               Information relative to Executive Officers appears on Page 41 of this report.

Item 11.       Executive Compensation (1)

Item 12.       Security Ownership of Certain Beneficial Owners and Management
              (1)

Item 13.       Certain Relationships and Related Transactions (1)

                                    PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.     Financial Statement and Schedules

Financial statement and schedules listed in the Index to Financial Statements and Schedules appearing on Page 44 are filed as part of this Annual Report on Form 10-K.

2.     Exhibits

       Number               Description

       3a Articles of Incorporation, as amended on May 10, 1991. Exhibit 3a of the registrant's report on (i) Form 10-K for the year 1980, filed on March 16, 1981 (containing the Articles of Incorporation), (ii) Form 10-K for the year 1986 filed on March 26, 1987, (iii) Form 10-K for the year 1987 filed on March 25, 1988, (iv) Form 10-Q for the quarter ended June 30, 1990 filed on August 6, 1990, and (v) Form 10-K for the year 1991 filed on March 24, 1992 are herein incorporated by reference.

       3b      By-Laws, Hubbell Incorporated, as amended on December 12, 1989.
               Exhibit 3b of the registrant's report on Form 10-K for the year 1989, filed on March 26, 1990, is incorporated by reference.

       3c Rights Agreement, dated as of December 13, 1988, between Hubbell Incorporated and Manufacturers Hanover Trust Company (now known as Chemical Bank) as Rights Agent. Registrant's Form 8-A, dated December 27, 1988, and filed on December 29, 1988, is incorporated by reference.

- ----------------

(1) The definitive proxy statement for the annual meeting of shareholders to be held on May 2, 1994, filed with the Commission on March 25, 1994, pursuant to Regulation 14A, is incorporated herein by reference.

       Number                Description

       4 Loan Agreement dated as of June 1, 1981, between the Connecticut Development Authority and Harvey Hubbell, Incorporated. Exhibit 4c of the registrant's report on Form 10-K for the year 1981, filed on March 29, 1982, is incorporated herein by reference.

       10a+ Hubbell Incorporated Supplemental Executive Retirement Plan, as amended and restated effective May 1, 1993. Exhibit 10a of the registrant's report on Form 10-Q for the second quarter, 1993, filed on August 12, 1993, is incorporated by reference.

       10b(1)+ Hubbell Incorporated 1973 Stock Option Plan for Key Employees, as amended and restated effective September 12, 1991. Exhibit 10b(1) of the registrant's report on Form 10-Q for the third quarter, 1991, filed on November 8, 1991, is incorporated by reference.

       10c+ Description of the Hubbell Incorporated, Post Retirement Death Benefit Plan for Participants in the Supplemental Executive Retirement Plan, as emended effective May 1, 1993. Exhibit 10c of the registrant's report on Form 10-Q for the second quarter, 1993, filed on August 12, 1993, is incorporated herein by reference.

       10f Hubbell Incorporated Deferred Compensation Plan for Directors, as amended and restated effective June 20, 1991. Exhibit 10f of the registrant's report on Form 10-Q for the second quarter, 1991, filed on August 7, 1991, is incorporated by reference.

       10g*+ Hubbell Incorporated Incentive Compensation Plan, as amended and restated effective December 15, 1993.

       10h Hubbell Incorporated Key Man Supplemental Medical Insurance, as amended and restated effective December 9, 1986. Exhibit 10h of the registrant's report on Form 10-K for the year 1987, filed on March 25, 1988, is incorporated by reference.

       10i Hubbell Incorporated Retirement Plan for Directors, as amended and restated effective March 13, 1990. Exhibit 10i of the registrant's report on Form 10-K for the year 1989, filed on March 26, 1990, is incorporated by reference.

       10l+    Employment Agreement, dated March 28, 1989 (effective January 1,
               1989), between Hubbell Incorporated and G. Jackson Ratcliffe, Chairman of the Board, President and Chief Executive Officer.
               Exhibit 10l of the registrant's report on Form 10-K for the year 1988, filed on March 29, 1989, is incorporated by reference.

- -------------------

*Filed hereunder
+This exhibit constitutes a management contract, compensatory plan, or arrangement

       Number                       Description

       10m+    Employment Agreement, dated March 28, 1989 (effective January 1,
               1989), between Hubbell Incorporated and Vincent R. Petrecca, Executive Vice President. Exhibit 10m of the registrant's report on Form 10-K for the year 1988, filed on March 29, 1989, is incorporated by reference.

       10n+    Employment Agreement, dated March 28, 1989 (effective January 1,
               1989), between Hubbell Incorporated and Harry B. Rowell, Jr., Executive Vice President. Exhibit 10n of the registrant's report on Form 10-K for the year 1988, filed on March 29, 1989, is incorporated by reference.

       10o+ Hubbell Incorporated Policy for Providing Severance Payments to Key Managers, as amended and restated effective September 9, 1993. Exhibit 10o of the registrant's report on Form 10-Q for the third quarter, 1993, filed on November 10, 1993, is incorporated by reference.

       11      Computation of earnings per share.

       21      Listing of significant subsidiaries.

3.     Reports on Form 8-K

               There were no reports on Form 8-K filed for the three months ended December 31, 1993.

- -----------------

+This exhibit constitutes a management contract, compensatory plan, or arrangement

                    Executive Officers of the Registrant
                    ------------------------------------

      Name              Age(1)       Present Position                                   Business Experience
G. Jackson Ratcliffe       57      Chairman of the Board, President            President and Chief Executive Officer since
                                   and Chief Executive Officer                 January 1, 1988; Chairman of the Board since 1987;
                                                                               Executive Vice President - Administration 1983-1987;
                                                                               Senior Vice President-Finance and Law 1980-1983;
                                                                               Vice President, General Counsel and Secretary
                                                                               1974-1980.

Vincent R. Petrecca        53      Executive Vice President                    Present position since January 1, 1988; Group Vice
                                                                               President 1984-1987; Vice President and General
                                                                               Manager of the Wiring Device Division 1981-1984;
                                                                               Vice President and General Manager of the Lighting
                                                                               Division 1976-1981.

Harry B. Rowell, Jr.       52      Executive Vice President                    Present position since January 1, 1988; Group Vice
                                                                               President 1985-1987; Vice President Corporate
                                                                               Development and Planning 1979-1985.

Thomas H. Pluff            46      Group Vice President                        Present position in March 1989; Group Vice President
                                                                               - Burndy Corp. 1986-1989; Vice President, General
                                                                               Manager Electrical Group, Burndy Corp. 1982 - 1985.

Richard W. Davies          47      General Counsel and Secretary               Present position in 1987; Secretary since 1982;
                                                                               Assistant Secretary 1980-1982; Assistant General
                                                                               Counsel 1974-1987.

James H. Biggart, Jr.      41      Treasurer                                   Present position in 1987; Assistant Treasurer
                                                                               1986-1987; Director of Taxes 1984-1986; Arthur
                                                                               Andersen & Co. 1975-1984.

                        There is no family relationship between any of the above-named executive officers.

- ------------------

(1) As of March 18, 1994

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      HUBBELL INCORPORATED



By    /s/G. J. Ratcliffe                                               3/14/94
  --------------------------------------------------                  ---------
         G. J. Ratcliffe                                                 Date
      Chairman of the Board, President, Chief
          Executive Officer and Director


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By    /s/G. J. Ratcliffe                                               3/14/94
  ---------------------------------------------------                 ---------
         G. J. Ratcliffe                                                 Date
      Chairman of the Board, President, Chief
         Executive Officer and Director



By    /s/H. B. Rowell, Jr.                                             3/14/94
  --------------------------------------------------                  ---------
         H. B. Rowell, Jr.                                               Date
      Executive Vice President
      (Chief Financial and Accounting Officer)



By    /s/E. R. Brooks                                                  3/14/94
  --------------------------------------------------                  ---------
         E. R. Brooks                                                    Date
         Director



By    /s/G. W. Edwards, Jr.                                            3/14/94
  --------------------------------------------------                  ---------
         G. W. Edwards, Jr.                                              Date
         Director

By    /s/R. N. Flint                                                   3/14/94
  --------------------------------------------------                  ---------
         R. N. Flint                                                     Date
         Director



By    /s/J. S. Hoffman                                                 3/14/94
  --------------------------------------------------                  ---------
         J. S. Hoffman                                                   Date
         Director



By    /s/H. G. McDonell                                                3/14/94
  --------------------------------------------------                  ---------
         H. G. McDonell                                                  Date
         Director



By    /s/A. McNally IV                                                 3/14/94
  --------------------------------------------------                  ---------
         A. McNally IV                                                   Date
         Director



By    /s/D. J. Meyer                                                   3/14/94
  --------------------------------------------------                  ---------
         D. J. Meyer                                                     Date
         Director



By    /s/J. A. Urquhart                                                3/14/94
  --------------------------------------------------                  ---------
         J. A. Urquhart                                                  Date
         Director

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                            Form 10-K for
                                                                                             1993, Page:
                                                                                            -------------
Financial Statements
- --------------------
       Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

       Consolidated Balance Sheet at December 31, 1993 and 1992   . . . . . . . . . . . . . . .   18

       Consolidated Statement of Income for the three years
       ended December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

       Consolidated Statement of Cash Flows for the three years
       ended December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

       Consolidated Statement of Changes in Shareholders' Equity
       for the three years ended December 31, 1993  . . . . . . . . . . . . . . . . . . . . . .   22

       Statement of Accounting Policies   . . . . . . . . . . . . . . . . . . . . . . . . . . .   23

       Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . .   25


Financial Statement Schedules
- -----------------------------

       Report of Independent Accountants
       on Financial Statement Schedules   . . . . . . . . . . . . . . . . . . . . . . . . . . .   45

       Property, Plant and Equipment (Schedule V)   . . . . . . . . . . . . . . . . . . . . . .   46

       Accumulated Depreciation and Amortization of Property,
       Plant and Equipment (Schedule VI)  . . . . . . . . . . . . . . . . . . . . . . . . . . .   47

       Valuation and Qualifying Accounts and Reserves
       (Schedule VIII)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   48

       Short-Term Borrowings (Schedule IX)  . . . . . . . . . . . . . . . . . . . . . . . . . .   49

       Supplementary Income Statement Information
       (Schedule X)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   50


All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of Hubbell Incorporated


Our audits of the consolidated financial statements referred to in our report dated January 19, 1994, except for the subsequent event note which is as of March 16, 1994, appearing on page 17 of this Form 10-K also included an audit of the Financial Statement Schedules listed in the index on page 44. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Price Waterhouse
Stamford, Connecticut
January 19, 1994

                             HUBBELL INCORPORATED                     Schedule V
                               AND SUBSIDIARIES

                         PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                                 (In thousands)

                                                                                Machinery
                                              Land and Land                        and
                                              Improvements       Buildings      Equipment        Total
                                              -------------      ---------      ---------       --------
Balance, December 31, 1990                      $  9,991          $ 79,242       $175,064       $264,297

Additions at cost                                    521             2,025         20,516         23,062
Retirement and sales (2)                               -               (19)        (7,986)        (8,005)
Acquisition of Businesses                              -                28         15,844         15,872
Reclassification/transfers (3)                      (630)           (2,340)            63         (2,907)
Translation                                            1                 3            (70)           (66)
                                                --------          --------       ---------      ---------
Balance, December 31, 1991                         9,883            78,939        203,431        292,253

Additions at cost                                    229             3,414         19,251         22,894
Retirement and sales                                   -              (340)        (5,901)        (6,241)
Acquisition of Businesses (4)                      2,790             4,781             56          7,627
Reclassification/transfers                             -                 -              -              -
Translation                                          (10)             (124)          (835)          (969)
                                                ---------         ---------      ---------      ---------
Balance, December 31, 1992                        12,892            86,670        216,002        315,564

Additions at cost                                     81             1,411         23,631         25,123
Retirement and sales                                   -            (5,000)        (5,116)       (10,116)
Acquisition of Businesses (5)                        105             3,355          2,879          6,339
Reclassification/transfers                             -                 -              -              -
Translation                                           (5)              (45)          (193)          (243)
                                                 --------         ---------      ---------      ---------
Balance, December 31, 1993                       $13,073          $ 86,391       $237,203       $336,667
                                                 =======          ========       ========       ========

Notes

 1. Property, plant, and equipment are depreciated using principally accelerated methods over the following estimated useful lives:

                         Buildings                         10 to 60 years
                         Machinery and equipment           3 to 12 years
                         Leasehold improvements            Lives of leases

       When properties are retired or otherwise disposed of, accumulated depreciation together with any amount realized on disposal, are offset against the cost of the assets retired and the resulting gain or loss is reflected in income of the period. Expenditures for repairs and maintenance are charged against income; major renewals and betterments are capitalized.

 2. Includes the assets of the Hubbell Hermetic Refrigeration, Inc. subsidiary which were sold as part of the discontinuation of the business.

 3. Certain surplus and idle assets which are being offered for sale and have been reclassified to "Property held as investment" are included in this caption.

 4. Includes the assets of Hipotronics, Inc., which was acquired during 1992, as well as the impact of the adoption of Statement of Financial Accounting Standard 109 - Accounting for Income Taxes on previously recorded business acquisitions.

 5. Includes the assets of E. M. Wiegmann & Co., Inc. which was acquired during 1993.

                              HUBBELL INCORPORATED                   Schedule VI
                                AND SUBSIDIARIES

   ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                                 (In thousands)

                                                                                 Machinery
                                                  Land                              and
                                              Improvements        Buildings      Equipment        Total
                                              ------------        ---------      ---------       --------
Balance, December 31, 1990                      $  1,703           $ 34,509      $ 96,286        $132,498

Additions charged to costs and expenses              167              3,360        16,711          20,238
Retirement and sales (2)                               -                (16)       (6,572)         (6,588)
Reclassification/transfers (3)                       (44)            (1,406)          (15)         (1,465)
Translation                                            -                 (2)          (43)            (45)
                                                --------           ---------     ---------       ---------

Balance, December 31, 1991                         1,826             36,445       106,367         144,638

Additions charged to costs and expenses              175              3,221        20,431          23,827
Retirement and sales                                   -                (85)       (5,532)         (5,617)
Reclassification/transfers                            (2)               255          (254)             (1)
Translation                                           (1)               (86)         (535)           (622)
                                                ---------          ---------     ---------       ---------

Balance, December 31, 1992                         1,998             39,750       120,477         162,225

Additions charged to costs and expenses              231              3,510        22,140          25,881
Retirement and sales                                   -             (1,254)       (4,645)         (5,899)
Reclassification/transfers                             -                  -             -               -
Translation                                           (1)               (30)         (130)           (161)
                                                ---------          ---------     --------        ---------

Balance, December 31, 1993                      $  2,228           $ 41,976      $137,842        $182,046
                                                ========           ========      ========        ========


Notes

1. The following table reconciles depreciation per this schedule to total depreciation and amortization as reported in the 1993 Annual Report to shareholders:

                                                                      1993            1992          1991
                                                                    -------         -------       -------
         Depreciation and amortization of property,                 $25,881         $23,827       $20,238
         plant and equipment (as above)

         Amortization of intangibles and other assets                 4,217           2,986         1,984
                                                                    -------         -------       -------
                                                                    $30,098         $26,813       $22,222
                                                                    =======         =======       =======

2. Includes the assets of Hubbell Hermetic Refrigeration, Inc. subsidiary which were sold as part of the discontinuation of the business.

3. Certain surplus and idle assets which are being offered for sale and have been reclassified to "Property held as investment" are included in this caption.

                              HUBBELL INCORPORATED                Schedule VIII
                                AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                                 (In thousands)



Reserves deducted in the balance sheet from the assets to which they apply:


                                                 Additions                            Deductions -
                              Balance at        charged to          Acquisition      uncollectible        Balance
                              beginning          to costs               of              accounts           at end
                              of period        and expenses         businesses        written off        of period
                              ---------        ------------         ----------        -----------        ---------
Allowances for doubtful
accounts receivable:

       Year 1991              $2,534              $1,250               $254             ($1,305)           $2,733

       Year 1992              $2,733              $1,713               $291             ($1,397)           $3,340

       Year 1993              $3,340              $1,845               $ 64             ($1,481)           $3,768

                                                                     Schedule IX

                              HUBBELL INCORPORATED
                                AND SUBSIDIARIES

                             SHORT TERM BORROWINGS
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                                 (In thousands)


                                                                      Maximum           Average           Weighted
                                                 Weighted             Amount             Amount           Average
                                Balance           Average           Outstanding       Outstanding      Interest Rate
Category of Aggregate          at End of         Interest           During the         During the        During the
Short-Term Borrowings            Period            Rate             Period (1)         Period (2)        Period (2)
- ---------------------          ---------        ----------         -----------        -----------      -------------
Notes Payable to Banks

       Year 1991                    ---             ---                 ---               ---               ---

       Year 1992                 $73,800           3.98%              $73,800           $73,800            3.98%

       Year 1993                 $91,100           3.49%              $96,900           $82,324            3.65%

- -----------------------

(1) Maximum daily balance outstanding during the year

(2) Calculated using the average daily balance outstanding and related daily interest rate

                                                                      Schedule X

                              HUBBELL INCORPORATED
                                AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                                 (In thousands)



                                                                          Years Ended December 31,
Item                                                                   1993        1992         1991
- ----                                                                  ------      ------       -------
Repairs and Maintenance                                              $ 7,234      $ 7,554      $ 7,307

Depreciation and amortization of property, plant and equipment       $25,881      $23,827      $20,238

                                Exhibit Index

       Number               Description

       3a Articles of Incorporation, as amended on May 10, 1991. Exhibit 3a of the registrant's report on (i) Form 10-K for the year 1980, filed on March 16, 1981 (containing the Articles of Incorporation), (ii) Form 10-K for the year 1986 filed on March 26, 1987, (iii) Form 10-K for the year 1987 filed on March 25, 1988, (iv) Form 10-Q for the quarter ended June 30, 1990 filed on August 6, 1990, and (v) Form 10-K for the year 1991 filed on March 24, 1992 are herein incorporated by reference.

       3b      By-Laws, Hubbell Incorporated, as amended on December 12, 1989.
               Exhibit 3b of the registrant's report on Form 10-K for the year 1989, filed on March 26, 1990, is incorporated by reference.

       3c Rights Agreement, dated as of December 13, 1988, between Hubbell Incorporated and Manufacturers Hanover Trust Company (now known as Chemical Bank) as Rights Agent. Registrant's Form 8-A, dated December 27, 1988, and filed on December 29, 1988, is incorporated by reference.

       Number                Description

       4 Loan Agreement dated as of June 1, 1981, between the Connecticut Development Authority and Harvey Hubbell, Incorporated. Exhibit 4c of the registrant's report on Form 10-K for the year 1981, filed on March 29, 1982, is incorporated herein by reference.

       10a+ Hubbell Incorporated Supplemental Executive Retirement Plan, as amended and restated effective May 1, 1993. Exhibit 10a of the registrant's report on Form 10-Q for the second quarter, 1993, filed on August 12, 1993, is incorporated by reference.

       10b(1)+ Hubbell Incorporated 1973 Stock Option Plan for Key Employees, as amended and restated effective September 12, 1991. Exhibit 10b(1) of the registrant's report on Form 10-Q for the third quarter, 1991, filed on November 8, 1991, is incorporated by reference.

       10c+ Description of the Hubbell Incorporated, Post Retirement Death Benefit Plan for Participants in the Supplemental Executive Retirement Plan, as emended effective May 1, 1993. Exhibit 10c of the registrant's report on Form 10-Q for the second quarter, 1993, filed on August 12, 1993, is incorporated herein by reference.

       10f Hubbell Incorporated Deferred Compensation Plan for Directors, as amended and restated effective June 20, 1991. Exhibit 10f of the registrant's report on Form 10-Q for the second quarter, 1991, filed on August 7, 1991, is incorporated by reference.

       10g*+ Hubbell Incorporated Incentive Compensation Plan, as amended and restated effective December 15, 1993.

       10h Hubbell Incorporated Key Man Supplemental Medical Insurance, as amended and restated effective December 9, 1986. Exhibit 10h of the registrant's report on Form 10-K for the year 1987, filed on March 25, 1988, is incorporated by reference.

       10i Hubbell Incorporated Retirement Plan for Directors, as amended and restated effective March 13, 1990. Exhibit 10i of the registrant's report on Form 10-K for the year 1989, filed on March 26, 1990, is incorporated by reference.

       10l+    Employment Agreement, dated March 28, 1989 (effective January 1,
               1989), between Hubbell Incorporated and G. Jackson Ratcliffe, Chairman of the Board, President and Chief Executive Officer.
               Exhibit 10l of the registrant's report on Form 10-K for the year 1988, filed on March 29, 1989, is incorporated by reference.

- -------------------

*Filed hereunder
+This exhibit constitutes a management contract, compensatory plan, or arrangement

       Number                       Description

       10m+    Employment Agreement, dated March 28, 1989 (effective January 1,
               1989), between Hubbell Incorporated and Vincent R. Petrecca, Executive Vice President. Exhibit 10m of the registrant's report on Form 10-K for the year 1988, filed on March 29, 1989, is incorporated by reference.

       10n+    Employment Agreement, dated March 28, 1989 (effective January 1,
               1989), between Hubbell Incorporated and Harry B. Rowell, Jr., Executive Vice President. Exhibit 10n of the registrant's report on Form 10-K for the year 1988, filed on March 29, 1989, is incorporated by reference.

       10o+ Hubbell Incorporated Policy for Providing Severance Payments to Key Managers, as amended and restated effective September 9, 1993. Exhibit 10o of the registrant's report on Form 10-Q for the third quarter, 1993, filed on November 10, 1993, is incorporated by reference.

       11      Computation of earnings per share.

       21      Listing of significant subsidiaries.


- -----------------

+This exhibit constitutes a management contract, compensatory plan, or arrangement