Form 10-K/A
period 1993-03-31
HUBBELL INC
filed 1994-04-05
CIK 48898

This Amendment is being filed because on the original filing the box with respect to disclosure pursuant to Item 405 of Regulation S-K was inadvertently checked.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-K/A
                                Amendment No. 1

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993.

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 18, 1994 was $1,754,923,000.*
The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of March 18, 1994 was 5,883,861 and 25,410,958, respectively.

                      Documents Incorporated by Reference
                      -----------------------------------
     The definitive proxy statement for the proposed annual meeting of stockholders to be held on May 2, 1994, filed with the Commission on March 25, 1994 - Part III.

- --------------

   * Calculated by excluding all shares held by executive Officers and Directors of Registrant and the Roche Trust, the Hubbell Trust and the Harvey Hubbell Foundation, without conceding that all such persons are "affiliates" of registrant for purpose of the Federal Securities Laws.

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, therunto duly authorized.


         HUBBELL INCORPORATED



By       /s/Richard W. Davies                                       4/4/94
            -----------------                                       ------
            Richard W. Davies                                       Date
            Secretary and General Counsel