Form 10-Q
period 1994-03-31
HUBBELL INC
filed 1994-05-09
CIK 48898

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON  D.C.  20549

                                    FORM 10Q


/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended          MARCH 31, 1994
                                            ----------------------------------
                                  --  OR  --

/   /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the transition period from                to
                                            -----------------------------------
Commission File Number                      1-2958
                       --------------------------------------------------------

                             HUBBELL INCORPORATED
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           STATE OF CONNECTICUT                      06-0397030
- - -------------------------------------------------------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)


    584 DERBY MILFORD ROAD, ORANGE, CT               06477
- - -------------------------------------------------------------------------------
 (Address of principal executive offices)            (Zip Code)

                                (203) 799-4100
- - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                     N/A
- - -------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES    X           NO
                                 -----             -----
The number of shares of registrant's classes of common stock outstanding as of May 3, 1994 were:

               Class A ($.01 par value) 5,889,000

               Class B ($.01 par value) 25,436,000

                                    -- 2 --

                              HUBBELL INCORPORATED
                        PART I -- FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

                           Consolidated Balance Sheet
                                  (unaudited)
                                 (in thousands)

                                                           March 31,      December 31,
                                                              1994            1993
                                                          ------------    ------------
Assets
- - ------------------------------------
Current Assets:
    Cash and temporary cash investments                   $  59,464        $  44,231
    Accounts receivable (net)                               117,019          109,987
    Inventories                                             183,566          181,699
    Prepaid taxes                                            15,996           15,875
    Other                                                     4,956           10,289
                                                          ---------       ----------
TOTAL CURRENT ASSETS                                        381,001          362,081

Property, Plant and Equipment (net)                         153,049          154,621

Other Assets:
    Investments, at cost                                    249,556          245,081
    Purchase price in excess of net assets
       of companies acquired (net)                           65,696           66,522
    Property held as investment                              10,675            7,794
    Other                                                    36,259           38,199
                                                          ---------        ---------
                                                          $ 896,236        $ 874,298
                                                          =========        =========
Liabilities and Shareholders' Equity
- - ------------------------------------
Current Liabilities
    Notes payable                                         $  99,200        $  91,100
    Accounts payable                                         18,624           20,964
    Accrued salaries, wages and employee benefits            21,738           20,215
    Accrued income taxes                                     40,720           35,617
    Dividends payable                                        12,842           12,816
    Accrued restructuring charge                             14,000           14,000
    Other accrued liabilities                                35,016           35,494
                                                          ---------        ---------
TOTAL CURRENT LIABILITIES                                   242,140          230,206

Long-Term Debt                                                2,700            2,700

Other NonCurrent Liabilities                                 75,628           79,160

Deferred Income Taxes                                         5,952            4,572

Shareholders' Equity                                        569,816          557,660
                                                          ---------        ---------
                                                          $ 896,236        $ 874,298
                                                          =========        =========

See notes to consolidated financial statements.

                                    -- 3 --

                              HUBBELL INCORPORATED
                        Consolidated Statement of Income
                                  (unaudited)
                    (in thousands, except per share amounts)


                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                          1994             1993
                                                       ---------        ---------
Net Sales                                              $ 207,044        $ 198,017

Cost of goods sold                                       142,504          134,290
                                                       ---------        ---------
Gross Profit                                              64,540           63,727

Selling & administrative expenses                         34,101           33,841
                                                       ---------         --------
Operating Income                                          30,439           29,886
                                                       ---------         --------

Other Income (Expense):

   Investment income                                       3,866            3,897
   Interest expense                                         (867)            (812)
   Other income (expense), net                              (562)            (505)
                                                       ---------         --------
TOTAL OTHER INCOME, NET                                    2,437            2,580
                                                       ---------         --------

Income Before Income Taxes                                32,876           32,466

Provision for income taxes                                 8,548            8,441
                                                       ---------         --------

Net Income                                             $  24,328        $  24,025
                                                       =========        =========

Earnings Per Share:                                        $0.77            $0.76
                                                           =====            =====


See notes to consolidated financial statements.

                                    -- 4 --

                              HUBBELL INCORPORATED
                      Consolidated Statement of Cash Flows
                                  (unaudited)
                                 (in thousands)

                                                            Three Months Ended
                                                                March 31,
                                                          1994             1993
                                                       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
- - ------------------------------------
Net Income                                              $ 24,328         $ 24,025
Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                        8,326            7,770
      Restructuring charge                                (3,273)              --
      Deferred income taxes                                1,259              331
Changes in assets and liabilities, net of the
   effect of business acquisitions:
      (Increase)/Decrease in Accounts receivable          (7,032)             467
      (Increase)/Decrease in Inventories                  (1,867)          (6,556)
      (Increase)/Decrease in Other current assets          5,333           (1,982)
      Increase/(Decrease) in Current liabilities
         (excluding dividends payable)                     3,808           (1,768)
      (Increase)/Decrease in Other, net                       84              615
                                                        --------         --------
Net cash provided by operating activities                 30,966           22,902
                                                        --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
- - ------------------------------------
Acquisition of businesses                                     --          (15,500)
Additions to property, plant and equipment                (8,356)          (4,800)
Purchase of noncurrent investments                        (4,475)          (4,030)
Sale of noncurrent investments                                --            1,013
Other, net                                                   555              214
                                                        --------         --------
Net cash used in investing activities                    (12,276)         (23,103)
                                                        --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
- - ------------------------------------
Payment of dividends                                     (12,816)         (12,474)
Short-term borrowing                                       8,100           11,000
Exercise of stock options                                  1,259              328
                                                        --------         --------
Net cash used in financing activities                     (3,457)          (1,146)
                                                        --------         --------
Increase (Decrease) in cash and temporary
   cash investments                                       15,233           (1,347)

CASH AND TEMPORARY CASH INVESTMENTS
- - ------------------------------------
Beginning of period                                       44,231           28,255
                                                        --------         --------
End of period                                           $ 59,464         $ 26,908
                                                        ========         ========

See notes to consolidated financial statements.

                                    -- 5 --

                              HUBBELL INCORPORATED
                   Notes to Consolidated Financial Statements
                                 March 31, 1994
                                  (unaudited)

1.    Inventories are classified as follows: (in thousands)

                                                March 31,               December 31,
                                                   1994                     1993
                                                 --------               ------------
      Raw Material                               $ 57,711                $ 58,359
      Work-in-Process                              54,621                  49,653
      Finished Goods                              110,904                 113,312
                                                 --------                --------
                                                  223,236                 221,324

      Excess of current
      Production costs over
      LIFO cost basis                              39,670                  39,625
                                                 --------                --------
                                                 $183,566                $181,699
                                                 ========                ========

2.    Shareholders' Equity comprises: (in thousands)

                                                                         March 31,          December 31,
                                                                           1994                 1993
                                                                        ----------          ------------
      Common Stock, $.01 par value:
      -----------------------------
      Class A--authorized 50,000,000 shares,
         outstanding 5,889,353 and 5,875,748 shares                      $      59             $      59
      Class B--authorized 150,000,000 shares,
         outstanding 25,432,739 and 25,382,793 shares                          254                   254
      Additional paid-in capital                                           346,639               358,219
      Retained earnings                                                    228,115               203,787
      Cumulative translation adjustments                                    (5,251)               (4,659)
                                                                         ---------             ---------
                                                                         $ 569,816             $ 557,660
                                                                         =========             =========

3. In the opinion of management, the information furnished in Part I--Financial Information on Form 10-Q reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial statements for the periods indicated.

4. The results of operations for the three month period ended March 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

5. Subsequent Event--On April 19, 1994 the Company completed its acquisition of A. B. Chance Industries Inc., a manufacturer of electrical apparatus, anchors, hardware, insulators, hot-line tools, and other safety equipment. The acquisition was for $110 million in cash, of which the company borrowed $45 million on a short-term basis, and will be recorded under the purchase method of accounting.

                              HUBBELL INCORPORATED
                   Notes to Consolidated Financial Statements
                                 March 31, 1994
                                  (unaudited)

Presented below is the unaudited pro forma combined balance sheet of Hubbell Incorporated and A. B. Chance Industries, Inc. as of March 31, 1994 and combined summary of operations as if the transaction had occurred as of the beginning of 1993 (in 000's except per share):

                                                                    A.B.CHANCE
                                                   HUBBELL          INDUSTRIES                             PRO FORMA
                                                INCORPORATED           INC.            ADJUSTMENTS          COMBINED
                                                ------------        ----------         -----------         ----------
ASSETS
- - ---------------------
Accounts Receivable                                 $117,019           $ 22,284         $     --             $139,303
Inventories                                          183,566             26,539                0              210,105
Other Current Assets                                  80,416              2,549          (33,618)              49,347
Property, Plant, and Equipment   (Net)
Investments                                          153,049             29,593               --              182,642
Goodwill                                             249,556                 --          (30,000)             219,556
Other Assets                                          65,696             32,997           37,966              136,659
TOTAL                                                 46,934              2,797            4,148               53,879
                                                    --------           --------         ---------            --------
                                                    $896,236           $116,759         $(21,504)            $991,491
                                                    ========           ========         =========            ========

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
- - -------------------------------------------

Notes Payable                                       $ 99,200           $     --         $ 45,000             $144,200
Other Current Liabilities                            142,940             30,508            6,510              179,958
Long-Term Debt                                         2,700             62,264          (62,264)               2,700
Other Liabilities and Deferred Taxes
Common Shareholders' Equity                           81,580              6,736            6,500               94,816
TOTAL                                                569,816             17,251          (17,250)             569,817
                                                    --------           --------         ---------            --------
                                                    $896,236           $116,759         $(21,504)            $991,491
                                                    ========           ========         =========            ========

SUMMARY OF OPERATIONS
- - ---------------------
1994 YEAR-TO-DATE
Net Sales                                           $207,044           $ 41,650         $      --            $248,694
Income Before Income Taxes                          $ 32,876           $  1,677         $     530            $ 35,083
Net Income                                          $ 24,328           $    902         $     168            $ 25,398
Earnings Per Share                                  $   0.77                 --                --            $   0.80

1993 FULL YEAR
Net Sales                                           $832,423           $156,830                --            $989,253
Income Before Income Taxes                          $ 81,494           $  7,114         $   2,664            $ 91,272
Net Income                                          $ 66,306           $  4,058         $   1,063            $ 71,427
Earnings Per Share                                  $   2.10                 --                --            $   2.26

In preparing the unaudited pro forma combined balance sheet and summary of operations, adjustments were made to the historical financial statements to reflect the reduction in the securities portfolio and investment income; increase in short-term borrowing and interest expense; amortization of the estimated goodwill of $71 million over 40 years; the repayment of existing debt of A. B. Chance Industries, Inc.; and other estimated purchase accounting entries. The pro forma statements are not indicative of the results that would have been obtained if the operations would have been combined during 1993, nor are they necessarily indicative of the results that may occur in the future.

                                   --  7  --

                              HUBBELL INCORPORATED
ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 March 31, 1994

                             Results of Operations

Consolidated net sales increased by more than 4% on improved sales at the Lighting, Raco, and Industrial Controls subsidiaries, and inclusion of E. M. Wiegmann & Company, Inc. which was acquired in late March, 1993, partially offset by lower activity at the Pulsecom Communications subsidiary. Operating income increased by 2% as a large portion of the sales growth was in lower-margined products. Additionally, the Company has continued to increase expenditures for product and market development and customer service enhancement.

Low Voltage segment sales increased 2% on higher shipments of fluorescent lighting products and industrial controls. Operating income increased 10% on the higher sales volume and the favorable impact of cost controls and productivity improvements.

Sales of the High Voltage segment increased 5% as most product lines showed improvement. Operating income increased 7% on the higher sales volume and improved capacity utilization.

Other Industry segment sales increased 9% on improved shipments of enclosures, fittings, switch and outlet boxes, and inclusion of E. M. Wiegmann & Company, Inc. which offset the lower sales of telecommunication products. Segment operating income was 22% lower than last year reflecting the reduced shipments of higher-margined products combined with a high level of development expenses for the next generation of telecommunications products.

The effective tax rate for 1994 was 26%, the same as in 1993. Net income and earnings per share increased by 1% respectful, over last year.


                        Liquidity and Capital Resources

At March 31, 1994, notes payable of $99.2 million and long-term debt of $2.7 million were 17.9% of shareholders' equity. Working capital was $138.9 million and the current ratio was 1.6 to 1.0.

                                    -- 8 --

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION


ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the Annual Meeting of Shareholders held on May 2, 1994:

1. The following nine (9) individuals were elected directors of the Company for the ensuing year to serve until the next Annual Meeting of Shareholders of the Company and until their respective successors may be elected and qualified:

           Name of Individual            Votes For     Votes Withheld
           ------------------           -----------    --------------
           E. Richard Brooks            122,024,513       629,795
           George W. Edwards, Jr.       122,098,188       556,120
           Andrew McNally IV            122,175,546       478,762
           Robert N. Flint              122,155,349       498,959
           Daniel J. Meyer              122,110,873       543,435
           Horace G. McDonell           122,091,254       563,054
           Joel S. Hoffman              122,157,113       497,195
           G. Jackson Ratcliffe         122,178,138       476,169
           John A. Urquhart             122,140,507       513,801


2. Price Waterhouse was ratified as independent accountants to examine the annual financial statements for the Company for the year 1994 receiving 122,127,876 affirmative votes, 325,251 negative votes, and 198,696 votes abstained.


3. The proposal relating to approval of an amendment to the Company's existing 1973 Stock Option Plan for Key Employees, which appears on pages 17 to 20 of the definitive proxy statement dated March 25, 1994 and filed with the Commission on March 25, 1994, which proposal is incorporated herein by reference, has been approved with 111,633,343 affirmative votes, being the affirmative vote of the holders of a majority of the voting power of all outstanding eligible shares all voting as a single class with 5,513,414 negative votes, and 2,172,398 votes abstained.

                                    -- 9 --

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION


ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS

10b(1). Hubbell Incorporated 1973 Stock Option Plan for Key Employees, as amended and restated effective May 2, 1994 (filed hereunder).

11.        Computation of Earnings per Share.



           REPORTS ON FORM 8-K

           A report on Form 8-K, pertaining to the April 19, 1994 acquisition of A. B. Chance Industries, Inc., was filed with the Securities and Exchange Commission on April 29, 1994.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       HUBBELL INCORPORATED




Dated:  May 9, 1994                          /s/ Harry B. Rowell, Jr.
       -------------                   ----------------------------------------
                                       Harry B. Rowell, Jr.
                                       Executive Vice President
                                       (Chief Financial and Accounting Officer)

                              EXHIBITS INDEX
                              ---------------
                                                                    Sequential
Exhibit                                                                Page
  No.                          Description                              No.
- - --------                       -----------                         -----------

 10b(1).    Hubbell Incorporated 1973 Stock Option Plan for
            Key Employees, as mended and restated effective
            May 2, 1994 (filed hereunder).

     11.    Computation of Earnings per Share.