Form 10-Q
period 1994-06-30
HUBBELL INC
filed 1994-08-10
CIK 48898

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON  D.C.  20549

                                    FORM 10Q


/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended         JUNE 30, 1994
                                                -------------------------------

                                   --  OR  --

/   /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from              to
                                                --------------------------------


Commission File Number                        1-2958
                        --------------------------------------------------------


                             HUBBELL INCORPORATED
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 STATE OF CONNECTICUT                   06-0397030
- - --------------------------------------------------------------------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)


         584 DERBY MILFORD ROAD, ORANGE, CT             06477
- - --------------------------------------------------------------------------------
         (Address of principal executive offices)       (Zip Code)


                                (203) 799-4100
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
- - --------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES     X                NO
                        ---------               --------

The number of shares of registrant's classes of common stock outstanding as of August 8, 1994 were:

               Class A ($.01 par value)  5,886,000

               Class B ($.01 par value) 25,458,000

                                    -- 2 --

                              HUBBELL INCORPORATED
                        PART I -- FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                           Consolidated Balance Sheet
                                  (unaudited)
                                 (in thousands)

                                                                               June 30,       December 31,
                                                                                 1994              1993
                                                                             ------------      ------------
Assets
- - -------------------------------------

Current Assets:
    Cash and temporary cash investments                                        $  21,358        $  44,231
    Accounts receivable (net)                                                    142,859          109,987
    Inventories                                                                  216,996          181,699
    Prepaid taxes                                                                 24,766           15,875
    Other                                                                          6,679           10,289
                                                                               ----------       ----------

TOTAL CURRENT ASSETS                                                             412,658          362,081

Property, Plant and Equipment (net)                                              191,587          154,621

Other Assets:
    Investments                                                                  200,930          245,081
    Purchase price in excess of net assets
      of companies acquired (net)                                                140,669           66,522
    Property held as investment                                                   10,767            7,794
    Other                                                                         35,961           38,199
                                                                               ----------       ----------

                                                                               $ 992,572        $ 874,298
                                                                               ==========       ==========

Liabilities and Shareholders' Equity
- - ------------------------------------

Current Liabilities
    Notes payable                                                              $ 131,900        $  91,100
    Accounts payable                                                              30,686           20,964
    Accrued salaries, wages and employee benefits                                 26,280           20,215
    Accrued income taxes                                                          27,006           35,617
    Dividends payable                                                             13,476           12,816
    Accrued restructuring charge                                                  14,000           14,000
    Other accrued liabilities                                                     70,362           35,494
                                                                               ----------       ----------

TOTAL CURRENT LIABILITIES                                                        313,710          230,206

Long-Term Debt                                                                     2,700            2,700

Other Non-Current Liabilities                                                     89,871           79,160

Deferred Income Taxes                                                              5,632            4,572

Shareholders' Equity                                                             580,659          557,660
                                                                               ----------       ----------

                                                                               $ 992,572        $ 874,298
                                                                               ==========       ==========
See notes to consolidated financial statements.

                                    -- 3 --

                              HUBBELL INCORPORATED
                        Consolidated Statement of Income
                                  (unaudited)
                    (in thousands, except per share amounts)


                                                           Three Months Ended                            Six Months Ended
                                                                June 30,                                     June 30,
                                                       --------------------------                   --------------------------

                                                         1994              1993                       1994             1993
                                                       ---------         ---------                  ---------        ---------
Net Sales                                              $261,935          $211,261                   $468,979         $409,279

Cost of goods sold                                      184,198           145,051                    326,701          279,341
                                                       ---------         ---------                  ---------        ---------

Gross Profit                                             77,737            66,210                    142,278          129,938

Selling & administrative
expenses                                                 42,546            35,408                     76,647           69,249
                                                       ---------         ---------                  ---------        ---------

Operating Income                                         35,191            30,802                     65,631           60,689
                                                       ---------         ---------                  ---------        ---------


Other Income (Expense):

       Investment income                                  3,553             3,817                      7,420            7,715
       Interest expense                                  (1,423)             (916)                    (2,290)          (1,728)
       Other income
         (expense), net                                    (625)               94                     (1,188)            (411)
                                                        --------          --------                   --------         --------

TOTAL OTHER INCOME, NET                                   1,505             2,995                      3,942            5,576
                                                        --------          --------                   --------         --------

Income Before Income Taxes                               36,696            33,797                     69,573           66,265

Provision for income taxes                               10,237             8,787                     18,785           17,229
                                                        --------          --------                   --------         --------

Net Income                                              $26,459           $25,010                    $50,788          $49,036
                                                        ========          ========                   ========         ========

Earnings Per Share:                                       $0.83             $0.79                      $1.60            $1.55
                                                        ========          ========                   ========         ========


See notes to consolidated financial statements.

                                    -- 4 --

                              HUBBELL INCORPORATED
                      Consolidated Statement of Cash Flows
                                  (unaudited)
                                 (in thousands)


                                                                                                    Six Months Ended
                                                                                                         June 30
                                                                                                ------------------------

                                                                                                  1994                 1993
                                                                                               ----------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
- - ------------------------------------

Net Income                                                                                       $50,788              $49,036
Adjustments to reconcile net income to
  net cash provided by operating activities:
       Depreciation and amortization                                                              18,688               15,843
       Restructuring charge                                                                       (4,614)                  --
       Deferred income taxes                                                                       1,993                  465
Changes in assets and liabilities, net of the
  effect of business acquisitions:
       (Increase)/Decrease in Accounts receivable                                                (11,329)              (4,456)
       (Increase)/Decrease in Inventories                                                        (10,158)              (2,132)
       (Increase)/Decrease in Other current assets                                                 6,022               (1,089)
       Increase/(Decrease) in Current liabilities
         (excluding dividends payable)                                                               619              (10,407)
       (Increase)/Decrease in Other, net                                                           1,054                 (177)
                                                                                                ---------            ---------

Net cash provided by operating activities                                                         53,063               47,083
                                                                                                ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
- - ------------------------------------

Acquisition of businesses                                                                       (110,000)             (16,245)
Additions to property, plant and equipment                                                       (26,445)             (12,230)
Purchase of non-current investments                                                               (6,455)                  --
Sale of non-current investments                                                                   50,606               10,606
Other, net                                                                                          (312)               1,101
                                                                                                ---------            ---------

Net cash used in investing activities                                                            (92,606)             (16,768)
                                                                                                ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
- - ------------------------------------

Payment of dividends                                                                             (25,658)             (24,953)
Short-term borrowing                                                                              40,800               11,400
Exercise of stock options                                                                          1,528                  863
                                                                                                ---------            ---------

Net cash provided (used) in financing activities                                                  16,670              (12,690)
                                                                                                ---------            ---------

Increase (Decrease) in cash and temporary
  cash investments                                                                               (22,873)              17,625

CASH AND TEMPORARY CASH INVESTMENTS
- - -----------------------------------

Beginning of period                                                                               44,231               28,255
                                                                                                ---------            ---------

End of period                                                                                   $ 21,358             $ 45,880
                                                                                                =========            =========

See notes to consolidated financial statements.

                                    -- 5 --

                              HUBBELL INCORPORATED
                   Notes to Consolidated Financial Statements
                                 June 30, 1994
                                  (unaudited)

1.     Inventories are classified as follows: (in thousands)

                                                                                      June 30,       December 31,
                                                                                        1994             1993
                                                                                     ----------      ------------
       Raw Material                                                                   $ 70,937        $ 58,359
       Work-in-Process                                                                  57,333          49,653
       Finished Goods                                                                  129,218         113,312
                                                                                       --------        --------

                                                                                       257,488         221,324
       Excess of current
       Production costs over
       LIFO cost basis                                                                  40,492          39,625
                                                                                       --------        --------

                                                                                      $216,996        $181,699
                                                                                      =========       =========


2.     Shareholders' Equity comprises: (in thousands)

                                                                                      June 30,       December 31,
                                                                                        1994             1993
                                                                                     ----------      ------------
       Common Stock, $.01 par value:
       -----------------------------

       Class A--authorized 50,000,000 shares,
         outstanding 5,890,861 and 5,875,748 shares                                   $     59        $     59
       Class B--authorized 150,000,000 shares,
         outstanding 25,449,416 and 25,382,793 shares                                      254             254
       Additional paid-in capital                                                      359,478         358,219
       Retained earnings                                                               228,257         203,787
       Unrealized holding gains (losses)
         on securities                                                                  (2,100)
       Cumulative translation adjustments                                               (5,289)         (4,659)
                                                                                       --------        --------

                                                                                      $580,659        $557,660
                                                                                      =========       =========



3. In the opinion of management, the information furnished in Part I--Financial Information on Form 10-Q reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial statements for the periods indicated.

4. The results of operations for the three and six month periods ended June 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

5. On April 19, 1994 the Company completed its acquisition of A. B. Chance Industries Inc., a manufacturer of electrical apparatus, anchors, hardware, insulators, hot-line tools, and other safety equipment. The acquisition was for $110 million in cash, of which the company borrowed $45 million on a short-term basis, and will be recorded under the purchase method of accounting.

                                    -- 6 --

                              HUBBELL INCORPORATED
                   Notes to Consolidated Financial Statements
                                 June 30, 1994
                                  (unaudited)

Presented below is the unaudited pro forma combined balance sheet of Hubbell Incorporated and A. B. Chance Industries, Inc. as of March 31, 1994 and combined summary of operations as if the transaction had occurred as of the beginning of 1993 (in 000's except per share):

                                                                    A.B.CHANCE                    PRO
                                                      HUBBELL       INDUSTRIES                   FORMA
                                                   INCORPORATED        INC.       ADJUSTMENTS   COMBINED
                                                   ------------     ----------    -----------   --------
ASSETS
- - ---------------------

Accounts Receivable                                $117,019         $ 22,284      $   (741)     $138,562
Inventories                                         183,566           26,539        (1,400)      208,705
Other Current Assets                                 80,416            2,549       (24,228)       58,737
Property, Plant,
  and Equipment (Net)                               153,049           29,593           399       183,041
Investments                                         249,556               --       (30,000)      219,556
Goodwill                                             65,696           32,997        42,948       141,641
Other Assets                                         46,934            2,797        (1,125)       48,606
                                                   --------         --------      ---------     --------
TOTAL                                              $896,236         $116,759      $(14,147)     $998,848
                                                   ========         ========      =========     ========

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
- - -------------------------------------------

Notes Payable                                      $ 99,200         $     --      $ 45,000      $144,200
Other Current Liabilities                           142,940           30,508        12,768       186,216
Long-Term Debt                                        2,700           62,264       (62,264)        2,700
Other Liabilities
  and Deferred Taxes                                 81,580            6,736         7,600        95,916
Common Shareholders' Equity                         569,816           17,251       (17,251)      569,816
                                                   --------         --------      ---------     --------
TOTAL                                              $896,236         $116,759      $(14,147)     $998,848
                                                   ========         ========      =========     ========

SUMMARY OF OPERATIONS
- - ---------------------

1994 YEAR-TO-DATE
Net Sales                                          $429,530         $ 81,100      $     --      $510,630
Income Before Income Taxes                         $ 68,123         $  4,840      $ (1,191)     $ 71,772
Net Income                                         $ 50,068         $  2,865      $ (1,086)     $ 51,847
Earnings Per Share                                 $   1.58         $     --      $     --      $   1.63
1993 FULL YEAR
Net Sales                                          $832,423         $156,830      $     --      $989,253
Income Before Income Taxes                         $ 81,494         $  7,114      $  2,664      $ 91,272
Net Income                                         $ 66,306         $  4,058      $  1,063      $ 71,427
Earnings Per Share                                 $   2.10         $     --      $     --      $   2.26

In preparing the unaudited pro forma combined balance sheet and summary of operations, adjustments were made to the historical financial statements to reflect the reduction in the securities portfolio and investment income; increase in short-term borrowing and interest expense; amortization of the estimated goodwill of $76 million over 40 years; the repayment of existing debt of A. B. Chance Industries, Inc.; and other estimated purchase accounting entries. The pro forma statements are not indicative of the results that would have been obtained if the operations would have been combined during 1993, nor are they necessarily indicative of the results that may occur in the future.

                                   --  7  --

                              HUBBELL INCORPORATED
      ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 June 30, 1994

                             Results of Operations

Consolidated net sales for the second quarter of 1994 increased 24% over the comparable period in 1993 due to the inclusion of A. B. Chance Industries, Inc. and improved sales at the Wiring Device, Industrial Controls, Premise Wiring, and Ohio Brass operations partially offset by lower activity at the Pulse Communications subsidiary. Operating income increased only 14% since a significant portion of the increased sales volume was in lower margined products and the reduction in profit contribution from the Pulse
Communications subsidiary. Year-to-date reflects similar results with increases of 15% in net sales and 8% in operating income.

Low Voltage segment sales increased 7% and 5% for the quarter and year-to-date periods on higher shipments of wiring device, lighting, and industrial control products as demand in the industrial and commercial markets improved. Segment operating income increased in line with the higher sales volumes.

Sales of the High Voltage segment more than doubled for the quarter and increased more than 60% year-to-date due to the inclusion of A. B. Chance Industries, Inc. and higher sales of insulators and surge arresters while demand for power cable remained flat. Operating income increased at approximately one-half the rate of growth in sales volume reflecting the lower-margined products of the acquired business.

Other Industry segment sales increased 4% for the quarter and 6% year-to-date on improved shipments of enclosures, fittings, switch and outlet boxes, and wire management products which offset the lower sales of telecommunication products. Segment operating income was essentially even with last year reflecting the impact of the reduced shipment of the higher-margined telecommunications products. Due to changed market conditions, the Company has reduced the scope of its development program for telecommunication products and the Pulse Communications subsidiary and Raynet Corporation have agreed to terminate their joint development project.

Interest expense increased reflecting a higher level of short-term borrowings which have been utilized by the Company to maintain its long-term investment positions which have a current yield higher than the cost of short-term funds. The effective tax rate for 1994 was 27% versus 26% in 1993 due to the acquisition of A. B. Chance Industries, Inc. Net income and earnings per share increased by more than 5% for the second quarter, while on a year-to-date basis the rate of increase was more than 3%, respectively.


                        Liquidity and Capital Resources

At June 30, 1994, notes payable of $131.9 million and long-term debt of $2.7 million were 23.2% of shareholders' equity. Working capital was $98.9 million and the current ratio was 1.3 to 1.0.

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




                                       HUBBELL INCORPORATED




Dated:  August 10, 1994                    /s/ Harry B. Rowell, Jr.
       ----------------                ----------------------------------------
                                       Harry B. Rowell, Jr.
                                       Executive Vice President
                                       (Chief Financial and Accounting Officer)

                                EXHIBIT INDEX


EXHIBIT                         DESCRIPTION
- - -------                         -----------
11                 Computation of Earnings Per Share