Form 10-Q
period 1994-09-30
HUBBELL INC
filed 1994-11-10
CIK 48898

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON  D.C.  20549

                                    FORM 10Q


/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended        SEPTEMBER 30, 1994
                                              ---------------------------------

                                   --  OR  --

/   /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from                to
                                               ----------------  --------------

Commission File Number                         1-2958
                      ---------------------------------------------------------

                             HUBBELL INCORPORATED
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              STATE OF CONNECTICUT                          06-0397030
- -------------------------------------------------------------------------------
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                     Identification No.)


         584 DERBY MILFORD ROAD, ORANGE, CT                 06477
- -------------------------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)


                                (203) 799-4100
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                     N/A
- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES     X                NO
                              ------                  ------

The number of shares of registrant's classes of common stock outstanding as of November 8, 1994 were:

               Class A ($.01 par value)              5,892,000

               Class B ($.01 par value)             25,479,000

                                    -- 2 --

                              HUBBELL INCORPORATED
                        PART I -- FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                           Consolidated Balance Sheet
                                  (unaudited)
                                 (in thousands)

                                                                                        September 30,          December 31,
                                                                                             1994                   1993
                                                                                        -------------          ------------
Assets
- -------------------------------------

Current Assets:
    Cash and temporary cash investments                                                   $  34,896            $    44,231
    Accounts receivable (net)                                                               142,539                109,987
    Inventories                                                                             218,679                181,699
    Prepaid taxes                                                                            25,196                 15,875
    Other                                                                                     6,356                 10,289
                                                                                        -------------          ------------

TOTAL CURRENT ASSETS                                                                        427,666                362,081

Property, Plant and Equipment (net)                                                         196,615                154,621

Other Assets:
    Investments                                                                             204,099                245,081
    Purchase price in excess of net assets
      of companies acquired (net)                                                           139,875                 66,522
    Property held as investment                                                              10,938                  7,794
    Other                                                                                    33,273                 38,199
                                                                                        -------------          ------------

                                                                                        $ 1,012,466            $   874,298
                                                                                        =============          ============

Liabilities and Shareholders' Equity
- ------------------------------------

Current Liabilities
    Notes payable                                                                         $ 139,280            $    91,100
    Accounts payable                                                                         28,716                 20,964
    Accrued salaries, wages and employee benefits                                            25,725                 20,215
    Accrued income taxes                                                                     26,410                 35,617
    Dividends payable                                                                        13,488                 12,816
    Accrued restructuring charge                                                             14,000                 14,000
    Other accrued liabilities                                                                72,702                 35,494
                                                                                        -------------          ------------

TOTAL CURRENT LIABILITIES                                                                   320,321                230,206

Long-Term Debt                                                                                2,700                  2,700

Other Non-Current Liabilities                                                                88,814                 79,160

Deferred Income Taxes                                                                         5,938                  4,572

Shareholders' Equity                                                                        594,693                557,660
                                                                                        -------------          ------------

                                                                                        $ 1,012,466            $   874,298
                                                                                        =============          ============

See notes to consolidated financial statements.

                                    -- 3 --

                              HUBBELL INCORPORATED
                        Consolidated Statement of Income
                                  (unaudited)
                    (in thousands, except per share amounts)


                                                            Three Months Ended                         Nine Months Ended
                                                               September 30,                              September 30,
                                                       ---------------------------                  -------------------------

                                                          1994             1993                       1994              1993
                                                       ---------         ---------                  --------         ----------
Net Sales                                              $267,545          $211,464                   $736,524          $620,742

Cost of goods sold                                      189,206           146,883                    515,908           426,224
                                                        --------          --------                  ---------          --------

Gross Profit                                             78,339            64,581                    220,616           194,518

Selling & administrative
expenses                                                 41,998            35,235                    118,645           104,483
                                                       ---------        ----------                 ----------          --------

Operating Income                                         36,341            29,346                    101,971            90,035
                                                       ---------        ----------                 ----------         ---------


Other Income (Expense):

       Investment income                                  3,411             3,713                     10,831            11,428
       Interest expense                                  (1,716)             (842)                    (4,006)           (2,570)
       Other income
         (expense), net                                    (655)            (607)                     (1,843)           (1,019)
                                                        --------        ----------                   --------       -----------

TOTAL OTHER INCOME, NET                                   1,040             2,264                      4,982             7,839
                                                        --------          --------                   --------         ---------

Income Before Income Taxes                               37,381            31,610                    106,953            97,874

Provision for income taxes                               10,092             8,222                     28,877            25,450
                                                        --------          --------                   --------         ---------

Net Income                                              $27,289           $23,388                    $78,076           $72,424
                                                        ========          ========                   ========         =========

Earnings Per Share:                                       $0.86             $0.74                      $2.46             $2.29
                                                        ========          ========                   ========         =========


See notes to consolidated financial statements.

                                    -- 4 --

                              HUBBELL INCORPORATED
                      Consolidated Statement of Cash Flows
                                  (unaudited)
                                 (in thousands)


                                                                                                     Nine Months Ended
                                                                                                        September 30
                                                                                               -------------------------------

                                                                                                  1994                  1993
                                                                                               ----------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES
- ------------------------------------

Net Income                                                                                       $78,076              $72,424
Adjustments to reconcile net income to
  net cash provided by operating activities:
       Depreciation and amortization                                                              28,243               23,942
       Restructuring charge                                                                       (6,342)                  --
       Deferred income taxes                                                                       2,299                  864
Changes in assets and liabilities, net of the
  effect of business acquisitions:
       (Increase)/Decrease in Accounts receivable                                                (11,009)              (7,281)
       (Increase)/Decrease in Inventories                                                        (11,841)               2,984
       (Increase)/Decrease in Other current assets                                                 5,915                  278
       Increase/(Decrease) in Current liabilities
         (excluding dividends payable)                                                               941               (7,649)
       (Increase)/Decrease in Other, net                                                           2,554                  606
                                                                                                ---------             --------

Net cash provided by operating activities                                                         88,836               86,168
                                                                                                ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
- ------------------------------------

Acquisition of businesses                                                                       (110,000)             (16,245)
Additions to property, plant and equipment                                                       (39,460)             (17,954)
Purchase of non-current investments                                                               (9,624)             (15,267)
Sale of non-current investments                                                                   50,606                7,051
Other, net                                                                                          (821)                 688
                                                                                               ----------            ---------

Net cash used in investing activities                                                           (109,299)             (41,727)
                                                                                               ----------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
- ------------------------------------

Payment of dividends                                                                             (39,134)             (37,755)
Short-term borrowing                                                                              48,180                7,500
Exercise of stock options                                                                          2,082                  910
                                                                                                ---------            ---------

Net cash provided (used) in financing activities                                                  11,128              (29,345)
                                                                                                ---------            ---------

Increase (Decrease) in cash and temporary
  cash investments                                                                                (9,335)              15,096

CASH AND TEMPORARY CASH INVESTMENTS
- -----------------------------------

Beginning of period                                                                               44,231               28,255
                                                                                                ---------            ---------

End of period                                                                                   $ 34,896             $ 43,351
                                                                                                =========            =========

See notes to consolidated financial statements.

                                    -- 5 --

                              HUBBELL INCORPORATED
                   Notes to Consolidated Financial Statements
                               September 30, 1994
                                  (unaudited)

1.     Inventories are classified as follows: (in thousands)

                                                                                       September 30,           December 31,
                                                                                            1994                   1993
                                                                                       --------------          ------------
       Raw Material                                                                         $  75,968             $  58,359
       Work-in-Process                                                                         54,479                49,653
       Finished Goods                                                                         129,524               113,312
                                                                                             --------              --------

                                                                                            $ 259,971             $ 221,324
       Excess of current
       Production costs over
       LIFO cost basis                                                                         41,292                39,625
                                                                                             --------              --------

                                                                                            $ 218,679             $ 181,699
                                                                                            =========             =========


2.     Shareholders' Equity comprises: (in thousands)

                                                                                        September 30,          December 31,
                                                                                            1994                   1993
                                                                                      ---------------       ---------------
       Common Stock, $.01 par value:
       -----------------------------

       Class A--authorized 50,000,000 shares,
         outstanding 5,892,172 and 5,869,546 shares                                   $           59        $           59
       Class B--authorized 150,000,000 shares,
         outstanding 25,474,828 and 25,365,531 shares                                            254                   254
       Additional paid-in capital                                                            359,667               358,219
       Retained earnings                                                                     242,057               203,787
       Unrealized holding gains (losses)
         on securities                                                                        (2,700)                -----
       Cumulative translation adjustments                                                     (4,644)               (4,659)
                                                                                      ---------------       ---------------

                                                                                      $      594,693        $      557,660
                                                                                      ===============       ===============



3. In the opinion of management, the information furnished in Part I--Financial Information on Form 10-Q reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial statements for the periods indicated.

4. The results of operations for the three and nine month periods ended September 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

5. On April 19, 1994 the Company completed its acquisition of A. B. Chance Industries Inc., a manufacturer of electrical apparatus, anchors, hardware, insulators, hot-line tools, and other safety equipment. The acquisition was for $110 million in cash, of which the Company borrowed $45 million on a short-term basis, and will be recorded under the purchase method of accounting.

                                    -- 6 --

                              HUBBELL INCORPORATED
                   Notes to Consolidated Financial Statements
                               September 30, 1994
                                  (unaudited)

Presented below is the unaudited pro forma combined balance sheet of Hubbell Incorporated and A. B. Chance Industries, Inc. as of March 31, 1994 and combined summary of operations as if the transaction had occurred as of the beginning of 1993 (in 000's except per share):

                                                                  A.B.CHANCE                       PRO
                                                    HUBBELL       INDUSTRIES                      FORMA
                                                 INCORPORATED        INC.         ADJUSTMENTS    COMBINED
                                                 ------------     ----------      -----------    --------
ASSETS
- ---------------------

Accounts Receivable                                $117,019         $ 22,284      $    (741)     $138,562
Inventories                                         183,566           26,539         (1,400)      208,705
Other Current Assets                                 80,416            2,549        (24,228)       58,737
Property, Plant,
  and Equipment (Net)                               153,049           29,593            399       183,041
Investments                                         249,556               --        (30,000)      219,556
Goodwill                                             65,696           32,997         42,948       141,641
Other Assets                                         46,934            2,797         (1,125)       48,606
                                                   --------         --------      ----------     --------
TOTAL                                              $896,236         $116,759      $ (14,147)     $998,848
                                                   ========         ========      ==========     ========

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
- -------------------------------------------

Notes Payable                                      $ 99,200         $     --      $  45,000      $144,200
Other Current Liabilities                           142,940           30,508         12,768       186,216
Long-Term Debt                                        2,700           62,264        (62,264)        2,700
Other Liabilities
  and Deferred Taxes                                 81,580            6,736          7,600        95,916
Common Shareholders' Equity                         569,816           17,251        (17,251)      569,816
                                                   --------         --------      ----------     --------
TOTAL                                              $896,236         $116,759      $ (14,147)     $998,848
                                                   ========         ========      ==========     ========

SUMMARY OF OPERATIONS
- ---------------------

1994 YEAR-TO-DATE
Net Sales                                          $656,312         $121,862      $      --      $778,174
Income Before Income Taxes                         $104,025         $  8,980      $  (3,053)     $109,952
Net Income                                         $ 76,161         $  5,402      $  (2,428)     $ 79,135
Earnings Per Share                                 $   2.40         $     --      $      --      $   2.50
1993 FULL YEAR
Net Sales                                          $832,423         $156,830      $      --      $989,253
Income Before Income Taxes                         $ 81,494         $  7,114      $   2,664      $ 91,272
Net Income                                         $ 66,306         $  4,058      $   1,063      $ 71,427
Earnings Per Share                                 $   2.10         $     --      $      --      $   2.26

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

                              HUBBELL INCORPORATED
ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                               September 30, 1994

                             Results of Operations
                             ---------------------

Consolidated net sales for the third quarter of 1994 increased 27% over the comparable period in 1993 due to the inclusion of A. B. Chance Industries, Inc. and improved sales at the Wiring Device, Industrial Controls, Premise Wiring, Lighting and Raco operations partially offset by lower activity at the Pulse Communications subsidiary. Operating income increased 24%. Year-to-date results were similar with increases of 19% in net sales and 13% in operating income.

Low Voltage segment sales increased 7% and 4% for the quarter and year-to-date periods on higher shipments of wiring device, lighting, and industrial control products as demand in the industrial and commercial markets improved. Segment operating income increased in line with the higher sales volumes.

Sales of the High Voltage segment increased more than 70% for the quarter and more than 45% year-to-date due to the inclusion of A. B. Chance Industries, Inc. and higher sales of insulators and surge arresters while demand for power cable remained flat. Operating income increased at approximately one-half the rate of growth in sales volume reflecting the lower-margined products of the acquired business.

Other Industry segment sales increased 36% for the quarter and 28% year-to-date reflecting the inclusion of certain product lines of A. B. Chance (line construction hardware and support and foundation anchors), as well as, improved shipments of enclosures, fittings, switch and outlet boxes, and wire management products which offset the lower sales of telecommunication products. Segment operating income increased by 20% for the periods reflecting the impact of the reduced shipment of the higher-margined telecommunications products. Due to changed market conditions, the Company has reduced the scope of its development program for telecommunication products and the Pulse Communications subsidiary and Raynet Corporation terminated their joint development project.

Interest expense increased reflecting a higher level of short-term borrowings which have been utilized by the Company to maintain its long-term investment positions which have a current yield higher than the cost of short-term funds. The effective tax rate for 1994 was 27% versus 26% in 1993. Net income and earnings per share increased by more than 16% for the third quarter and more than 7% year-to-date, reflecting the acquisition of A.B.Chance in April and gradual improvement in existing operations.

                        Liquidity and Capital Resources
                        -------------------------------

At September 30, 1994, notes payable of $139.3 million and long-term debt of $2.7 million were 23.9% of shareholders' equity. Working capital was $107.3 million and the current ratio was 1.3 to 1.0.

                                    -- 8 --

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION


ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------


EXHIBITS

11.    Computation of Earnings Per Share.

27.    Financial Data Schedule

REPORTS ON FORM 8-K

       There were no reports on Form 8-K filed for the three months ended September 30, 1994.





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      HUBBELL INCORPORATED




Dated:  November 10, 1994                 /s/ Harry B. Rowell, Jr.
       ------------------             ----------------------------------------
                                      Harry B. Rowell, Jr.
                                      Executive Vice President
                                      (Chief Financial and Accounting Officer)

                                EXHIBITS INDEX
                                --------------

 Exhibit                                                     Page
   No.                    Description                         No.
 ------                 --------------                      -----

  11           Computation of Earnings Per Share.

  27           Financial Data Schedule