Form 10-K405
HUBBELL INC
filed 1995-03-24
CIK 48898

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994.
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.
                           Commission File No. 1-2958

                              HUBBELL INCORPORATED
             (Exact name of Registrant as specified in its charter)

              CONNECTICUT                                                 06-0397030
  (State or other jurisdiction of                       (I.R.S. Employer Identification Number)
  incorporation or organization)

  584 Derby Milford Road, Orange, Connecticut                             06477-4024
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 17, 1995 was $1,602,711,300.* The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of March 17, 1995 was 5,874,164 and 27,094,539, respectively.

                      Documents Incorporated by Reference

     The definitive proxy statement for the proposed annual meeting of stockholders to be held on May 1, 1995, filed with the Commission on March 24, 1995 - Part III.

------------------

   * Calculated by excluding all shares held by executive Officers and Directors of Registrant and the Roche Trust, the Hubbell Trust and the Harvey Hubbell Foundation, without conceding that all such persons are "affiliates" of registrant for purpose of the Federal Securities Laws.

                                     PART I

Item 1.  Business

Hubbell Incorporated (herein referred to as "Hubbell", the "Company" or the "registrant", which references shall include its divisions and subsidiaries as the context may require) was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. For over a century, Hubbell has manufactured and sold high quality electrical and electronic products for a broad range of commercial, industrial, telecommunications, and utility applications. Since 1961, Hubbell has expanded its operations into other areas of the electrical industry and related fields. Hubbell products are now manufactured or assembled by nineteen divisions and subsidiaries at twenty-six locations in the United States, Canada, Puerto Rico, Mexico, United Kingdom and Singapore. Hubbell also participates in joint ventures with partners in Germany and Taiwan, and maintains sales offices in Malaysia, Indonesia, Germany, Hong Kong, South Korea, and the Middle East.

Hubbell is primarily engaged in the engineering, manufacture and sale of electrical and electronic products. These products can be divided into three general segments: products primarily used in low-voltage applications, products primarily used in high-voltage applications and products that either are not directly related to the electrical business, or, if related, cannot be clearly classified on a voltage application basis. Hubbell defines "low-voltage" as being 600 volts and less and "high-voltage" as greater than 600 volts. Reference is made to page 38 for information relative to Industry Segment and Geographic Area Information for 1994, 1993 and 1992.

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

In April, 1994, Hubbell acquired the stock of A. B. Chance Industries, Inc. ("Chance"). Chance, with facilities in Mexico and Centralia, Missouri; Scarborough, Canada; and Bristol, England, manufactures products used in the electrical transmission, distribution and telecommunications industries, including electrical apparatus (overhead and underground distribution switches, fuses, contacts, and sectionalizers); anchors; hardware; polymer insulators; and hot-line tools and other safety equipment. Additional information relating to the Chance acquisition can be found on pages 5 and 7 of this document.

                   PRODUCTS USED IN LOW-VOLTAGE APPLICATIONS

Electrical Wiring Devices

The Wiring Device Division of Hubbell specializes in the manufacture and sale of highly durable and reliable wiring devices which are supplied principally to industrial and commercial customers. These products, comprising several thousand catalog items, include plugs, receptacles, (including surge suppressor units), wall outlets, connectors, adapters, floor boxes and switches (including passive infrared motion sensing switches).

The Wiring Device Division's pin-and-sleeve devices built to IEC standards have incorporated improved water and dust-tight construction and impact resistance. Switch and receptacle wall plates produced by Hubbell Plastics, Inc., are distributed through the Wiring Device Division, feature proprietary thermoplastic materials offering high impact resistance and durability, and are available in a variety of colors. Delivery systems, including the system PDC (under carpet cable systems for power, data and communications distribution) provide efficiency and flexibility in both initial installation and remodeling application.

Hubbell also manufactures wiring devices for use in certain environments requiring specialized products, such as multi-pin connectors and cable assemblies for connection of sensors in processing lines. The Wiring Device Division also sells ground fault circuit interrupter units for commercial and industrial applications. Some of these units contain a number of outlets to which electrically-powered equipment may be simultaneously connected for ground fault protection. Ground fault units interrupt the circuit to which they are connected when a fault to ground is detected to protect the user from potentially lethal shock.

Bryant Electric, Inc. manufactures and sells electrical wiring devices, including plugs, connectors, receptacles, switches (including motion sensing switches), lampholders, control switches, pendants, weatherproof enclosures, and wall plates, to a separate market segment of industrial and commercial customers, utilizing its own sales and marketing organization.

Hubbell maintains operations in the United Kingdom, Singapore, Canada and Mexico which sell a variety of wiring device products similar to those produced in the United States. Most of the wiring device products sold by these operations are manufactured in the United States and Puerto Rico.

Lighting Fixtures

Hubbell Lighting, Inc. manufactures and sells lighting fixtures and accessories for both indoor and outdoor applications in the United States, Canada, Mexico, United Kingdom, Singapore and elsewhere internationally. Hubbell Lighting has three basic classifications of products; specifically, Outdoor, Industrial and Commercial. The Outdoor products include floodlights, landscape lights, roadway lights and poles, which are used to illuminate athletic and recreational fields, service stations, outdoor display signs, parking lots, roadways and streets, security areas, shopping centers and similar areas. In addition, a line of decorative outdoor fixtures is sold for use in residences, parking lots, gardens and walkways. The Industrial products include fixtures used to illuminate factories, work spaces, and similar areas, including specialty requirements such as paint rooms, clean rooms and warehouses. The Commercial products include fluorescent, emergency and exit, and recessed and track fixtures which are used for offices, schools, hospitals, retail stores, and similar applications. The fixtures use high-intensity discharge lamps, such as mercury-vapor, high-pressure sodium-vapor, and metal-halide lamps, as well as quartz, fluorescent and incandescent lamps, all of which are purchased from other sources. Hubbell Lighting also manufactures a broad range of track and down lighting fixtures and accessories sold under the Marco name. These products supplemented existing track and down lighting product lines developed internally by Hubbell Lighting. Hubbell Lighting also has a line of Life Safety products, fixtures and related components which are used in specialized safety applications.

Industrial Controls

Hubbell Industrial Controls, Inc. manufactures and sells a variety of heavy-duty electrical and radio control products which have broad application in the control of industrial equipment and processes. These products range from standard and specialized industrial control components to combinations of components that control entire industrial manufacturing processes. Standard products include motor speed controls, pendant-type push-button stations, power and grounding resistors and overhead crane controls. Hubbell Industrial Controls, Inc. also manufactures and sells a line of transfer switches used to direct electrical supply from alternate sources and a line of fire pump control products used in fire control systems.

Industrial controls are also manufactured and sold in the United Kingdom by Hubbell, Ltd. Products sold by this subsidiary are used in motor control applications and include fuse switches, contactors and solid state timers.

Special Application Products

In addition to its other products, Killark Electric Manufacturing Company manufactures and sells weather proof and hazardous location products suitable for standard, explosion proof and other hostile area applications. These products consist of fittings, enclosures, lighting fixtures, distribution equipment, motor controls, plugs and receptacles.

Hazardous locations are those areas where a potential for explosion and fire exists due to the presence of flammable gasses, vapors, dust or easily ignitable fibers and include such places as refineries, petro-chemical plants, grain elevators and processing areas.

Sales and Distribution of Low-Voltage Products

A majority of Hubbell's low-voltage products are stock items and are sold through distributors, home centers and lighting showrooms. A portion of these products, primarily industrial controls, are sold directly to the customer. Special application products are sold primarily through wholesale distributors to contractors, industrial customers and original equipment manufacturers.

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

The sales of low-voltage products accounted for approximately 45% of Hubbell's total revenue in 1994, 52% in 1993 and 54% in 1992.

                   PRODUCTS USED IN HIGH-VOLTAGE APPLICATIONS

Insulated Wire and Cable

The Kerite Company manufactures and sells premium quality, high performance, insulated electric power cable for application in critical circuits of electric utilities and major industrials. This product line utilizes proprietary insulation systems and unique designs to meet the increasingly demanding specifications of its customers. Applications include generating plants, underground and submarine transmission and distribution systems, and petrochemical and pharmaceutical plants and mines. Kerite produces specially-designed cable for supplying power to submersible pumps in oil wells. This cable is designed to offer increased service life in the extreme temperature and corrosive conditions encountered in these adverse environments. The Kerite Company also manufactures accessories for splicing and terminating cable ends.

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

Acquired in April, 1994, Chance manufactures and sells products used in the electrical transmission, distribution and telecommunications industries, including overhead and underground electrical apparatus such as (a) distribution switches (to control and route the flow of power through electrical lines); (b) cutouts, sectionalizers, and fuses (to protect against faults and over-current conditions on power distribution systems); and (c) ethylene propylene based rubber and silicone rubber insulators (to insulate distribution power lines) and Epoxirod(R) insulator systems (pole framing and conductor accessories).

High Voltage Test and Measurement Equipment

Hipotronics, Inc. manufactures and sells a broad line of high voltage test and measurement systems to test materials and equipment used in the generation, transmission and distribution of electricity. In addition, Hipotronics manufactures test equipment and high voltage power supplies for use in electrical and electronic industries. Principal products include AC/DC hipot testers and megohmmeters, cable fault location systems, oil testers and DC hipots, impulse generators and digital measurement systems, AC series resonant and corona detection systems, DC test sets and power supplies, variable transformers, voltage regulators, and motor and transformer test sets.

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

The sale of high-voltage products accounted for approximately 20% of Hubbell's total revenue in 1994 and 16% and 14% in 1993 and 1992, respectively.

                   PRODUCTS NOT CLASSIFIED ON A VOLTAGE BASIS

Outlet Boxes, Enclosures and Fittings

Raco Inc. is a leading manufacturer of steel and plastic boxes used at outlets, switch locations and junction points as well as a broad line of fittings for the electrical industry, including rigid conduit fittings, EMT (thinwall) fittings and other metal conduit fittings. Raco also has a complete electrical nonmetallic family of products including conduit tubing, fittings and outlet boxes.

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

E. M. Wiegmann & Co., Inc. manufactures a full-line of fabricated steel enclosures such as rainproof and dust-tight panels, consoles and cabinets, wireway and electronic enclosures. These products are used to enclose and protect electrical conductors, terminations, instruments, distribution equipment and controls. Wiegmann's products are primarily sold through distributors to industrial customers and original equipment manufacturers.

In addition to its other products, Hubbell Canada Inc. manufactures a line of quality nonmetallic plastic switch and outlet boxes configured for the Canadian residential construction market.

Killark Electric is a leading manufacturer of quality standard and special application enclosures and fittings including hazardous location products for use in installations such as chemical plants, pipelines, grain elevators, coal handling facilities and refineries. These products include conduit raceway fittings, junction boxes, enclosures, lighting fixtures and standard and custom controls. Killark also is a major participant in the maintenance and repair, commercial and industrial construction segments of the domestic electrical construction materials market. Killark products are sold primarily through electrical distributors to contactors, industrial customers and original equipment manufacturers.

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

Hubbell Premise Wiring, Inc. manufactures or sells components used in telecommunications applications for power, voice and data signals. Products include adapters and outlets, quick connect jacks, high density jacks, connectorized cables, patch panels, baluns, flush plates, surface boxes, modular furniture plates, undercarpet cable and other components and systems used in the processing, distribution, and termination functions for local area networks
(LANS) in commercial and industrial buildings. These products are sold through a direct sales organization and by selected, independent telecommunications representatives.

Holding Devices

The Kellems Division manufactures a line of Kellems(R) grips used to pull, support and relieve stress in elongated items such as cables, electrical cords, hoses and conduits. The grips are made of wire mesh in a range of sizes and strengths to accommodate differing needs. The mesh part of the grip is designed to tighten around the surface of the items under tension.

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

Construction Materials/Tools

Chance manufactures and sells (a) line construction materials, including anchors used to hold overhead power and communications lines erect, for tower, streetlight pole, pipeline, and apparatus foundation support, and a variety of farm, home and construction anchoring, tie-back and holding applications; (b) pole line hardware, including galvanized steel fixtures and extruded plastic materials used in overhead and underground line construction and connectors, and other accessories for making high voltage connections and linkages; (c) construction tools and accessories for building overhead and underground power and telephone lines; and (d) hot-line tools (all types of tools mounted on insulated poles used to maintain energized high voltage lines) and other safety equipment. These products are sold through distributors and directly to electric utilities.

The sale of products not classified on a voltage basis accounted for approximately 35% of Hubbell's total revenue in 1994 and 32% in each of 1993 and 1992.

                INFORMATION APPLICABLE TO ALL GENERAL CATEGORIES

International Operations

Hubbell Ltd. in the United Kingdom manufactures and/or sells fuse switches, contactors, solid state timers, lighting fixtures, selected wiring device products, premise wiring products, high performance partial discharge measuring instruments, specialized control gear, and chart recording products.

Hubbell Canada Inc. and Hubbell de Mexico, S.A. de C.V. currently manufacture and/or market wiring devices, lighting fixtures, grips, fittings, plastic outlet boxes, hazardous location products and electrical transmission and distribution products. Industrial controls products are sold in Canada through an independent sales agent.

A. B. Chance Canada Ltd. manufactures tools, anchors, construction hardware and other products for sale in Canada and export to other countries.

Harvey Hubbell S.E. Asia Pte. Ltd. assembles and/or markets wiring devices, lighting fixtures, hazardous location products, electrical transmission and distribution products and cable.

Hubbell also manufactures electrical wiring devices and selected holding devices in Aibonito, Puerto Rico, and Vega Baja, Puerto Rico, and manufactures lighting products and fittings in Juarez, Mexico. Hubbell also has interests in various other international operations such as joint ventures in Germany and Taiwan. Hubbell also has sales offices in Malaysia, Indonesia, Germany, Hong Kong, Mexico, South Korea and the Middle East.

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

Patents

Hubbell has approximately 665 active United States and foreign patents covering many of its products, which expire at various times. While Hubbell deems these patents to be of value, it does not consider its business to be dependent upon patent protection. Hubbell licenses under patents owned by others, as may be needed, and grants licenses under certain of its patents.

Working Capital

Hubbell maintains sufficient inventory to enable it to provide a high level of service to its customers. The inventory levels, payment terms and return policies are in accord with the general practices of the electrical products industry and standard business procedures.

Backlog

Backlog of orders believed to be firm at December 31, 1994 and 1993 were approximately $83,900,000 and $60,400,000, respectively. Most of the backlog is expected to be shipped in the current year.

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

Employees

As of December 31, 1994, Hubbell had approximately 7,405 full-time employees, including salaried and hourly personnel. Approximately 2,702 of Hubbell's United States employees are represented by 8 labor unions. Hubbell considers its labor relations to be satisfactory.

Item 2.  Properties

         The following is a list of Hubbell's material manufacturing facilities, classified by segment:

                                                                                 Approximate Floor
                                   Location            No. of Facilities         Area In Sq. Ft.
                                   --------            -----------------         ---------------
    Low Voltage Segment            Connecticut                  2                     492,600
    -------------------            Ohio                         1                      76,900
                                   Puerto Rico                  2                     186,100 (1)
                                   Tennessee                    1                     250,000
                                   Virginia                     1                     321,300
                                   Mexico                       1                      40,000 (2)

    High Voltage Segment           Connecticut                  1                     503,000
    --------------------           New York                     2                     171,000
                                   Ohio                         1                      92,000
                                   South Carolina               1                     197,000
                                   Missouri                     1*                    795,000

    Other Segment                  Connecticut                  1                      67,400
    -------------                  Illinois                     1                     223,100
                                   Indiana                      1                     320,000
                                   Missouri                     1**                   221,400
                                   Pennsylvania                 1                     105,000
                                   Virginia                     1                     138,000
                                   Mexico                       1                     169,000
                                   North Carolina               1                      35,000


Hubbell owns and occupies its corporate headquarters and executive office, containing a total of approximately 85,000 square feet, on property located in Orange, Connecticut. Bryant Electric leases its administrative headquarters and engineering facility, containing a total of approximately 39,771 square feet, in Milford, Connecticut.

------------------------

(1)     69,100 square feet leased
(2)     Leased
  *     Some products also are classified in the Other Segment
 **     Some products also are classified in the Low Voltage Segment.

Hubbell and its subsidiaries own or lease warehouses and distribution centers containing an aggregate of approximately 1,158,400 square feet (includes 425,000 square feet acquired in 1994 in Asheville, North Carolina, of which approximately 150,000 is currently utilized). Hubbell believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

Item 3.  Legal Proceedings

There are no material pending legal proceedings to which Hubbell or any of its subsidiaries is a party or of which any of their property is the subject, other than ordinary and routine litigation incident to their business.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1994.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

The Company's Class A and Class B common stocks are principally traded on the New York Stock Exchange under the symbols "HUBA" and "HUBB". The following tables provide information on market prices, dividends declared and number of common shareholders. Market prices and dividends declared have been restated for the 5% common stock dividend declared in 1994.


 Market Prices (Dollars Per Share)                    Common A                       Common B
 ---------------------------------                    --------                       --------
 Years Ended December 31,                         High          Low              High          Low
 ------------------------                         ----          ---              ----          ---
 1994-First quarter                               55 1/4        48 3/8           59            51
 1994-Second quarter                              54 1/2        49 1/2           59 7/8        50 1/2
 1994-Third quarter                               50 7/8        47 1/2           54 7/8        51
 1994-Fourth quarter                              51            47 1/8           55 3/8        50

 1993-First quarter                               52 7/8        48 1/2           55 7/8        49 1/2
 1993-Second quarter                              52 3/8        49               55 1/4        51 7/8
 1993-Third quarter                               51 1/2        46 7/8           54 1/2        48 1/2
 1993-Fourth quarter                              51 1/2        47 7/8           53 1/4        48 3/4


 Dividends Declared (Cents Per Share)                 Common A                       Common B
 ------------------------------------                 --------                       --------
 Years Ended December 31,                         1994          1993             1994          1993
 ------------------------                         ----          ----             ----          -----
 First quarter                                    39            38               39            38
 Second quarter                                   41            39               41            39
 Third quarter                                    41            39               41            39
 Fourth quarter                                   41            39               41            39


 Number of Common Shareholders
 -----------------------------
 At December 31,                        1994            1993           1992            1991           1990
 ---------------                        ----            ----           ----            ----           ----
 Class A                                1,327           1,405          1,464           1,523          1,539
 Class B                                5,354           5,628          5,555           5,438          5,513

                       THIS PAGE INTENTIONALLY LEFT BLANK

Item 6.  Selected Financial Data

         The following summary should be read in conjunction with the consolidated financial statements and notes and Exhibit 11 contained herein (Dollars in thousands, except per share amounts).

OPERATIONS, YEARS ENDED DECEMBER 31,                         1994              1993           1992
------------------------------------                     -----------        ---------       --------
Net sales                                                $ 1,013,700        832,423         786,078
Gross profit                                             $   305,020        262,931         257,800
Restructuring charge                                     $     --           (50,000)*         --
Operating income                                         $   140,583         70,241         117,926
Provision for income taxes                               $    39,402         15,188          36,588
Income before cumulative effect of change
  in accounting principles                               $   106,533         66,306*         94,090
    Return on sales                                            10.5%           8.0%           12.0%
    Return on common shareholders' average equity              18.3%          12.1%           17.7%
    Return on average total capital                            18.2%          12.0%           17.6%

Cumulative effect of change in accounting principles     $     --             --            (16,506)

Net Income                                               $   106,533         66,306*         77,584

Earnings Per Share:
  Income before cumulative effect of change
    in accounting principles                             $      3.20           2.00            2.83
  Cumulative effect of change in
    accounting principles                                      --             --              (0.50)
Net Income                                               $      3.20           2.00*           2.33

Cash dividends declared per common share                 $      1.62           1.55            1.51

Additions to property, plant, and equipment              $    53,178         25,123          22,894

Depreciation and amortization                            $    34,011         30,098          26,813

FINANCIAL POSITION, AT YEAR-END
-------------------------------
Working capital                                          $   112,833        131,875         129,401
Current ratio                                               1.3 to 1       1.6 to 1        1.6 to 1
Property, plant and equipment (net)                      $   201,968        154,621         153,339
Total assets                                             $ 1,041,569        874,298         806,688
Long-term debt                                           $     2,700          2,700           2,700
Preferred stock                                                --             --              --
Common shareholders' equity:
  Total                                                  $   608,996        557,660         541,327
  Per share                                              $     18.48          16.99           16.53

NUMBER OF EMPLOYEES, AT YEAR END                               7,405          5,885           5,759
--------------------------------

Share data has been restated for the 5% common stock dividend declared in 1994.

* In the fourth quarter of 1993, the Company recorded a restructuring charge for consolidation of manufacturing and distribution operations and other productivity programs which reduced net income by $31,000,000, $0.93 per share. Excluding the restructuring charge, net earnings from operations would have been $97,306,000, $2.93 per share.

OPERATIONS, YEARS ENDED DECEMBER 31,                        1991       1990       1989       1988       1987       1986       1985
------------------------------------                      -------    -------    -------    -------    -------    -------    -------
Net sales                                                 756,126    719,509    668,765    614,237    581,087    558,810    521,136
Gross profit                                              247,640    232,060    218,384    206,629    195,915    182,229    171,406
Restructuring charge                                        ---        ---        ---        ---        ---        ---        ---
Operating income                                          118,501    111,136    104,973     97,418     89,735     81,952     77,005
Provision for income taxes                                 38,821     38,633     37,350     35,114     36,724     35,562     34,571
Income before cumulative effect of change
  in accounting principles                                 90,597     86,022     79,364     71,288     62,529     54,468     47,742
    Return on sales                                         12.0%      12.0%      11.9%      11.6%      10.8%       9.7%       9.2%
    Return on common shareholders' average equity           18.3%      19.2%      19.3%      19.1%      18.3%      17.7%      17.5%
    Return on average total capital                         18.1%      18.9%      19.1%      18.7%      17.9%      17.1%      16.8%

Cumulative effect of change in accounting principles        ---        ---        ---        ---        ---        ---        ---

Net Income                                                 90,597     86,022     79,364     71,288     62,529     54,468     47,742

Earnings Per Share:
  Income before cumulative effect of change
    in accounting principles                                 2.73       2.61       2.40       2.14       1.85       1.61       1.42
  Cumulative effect of change in
    accounting principles                                     ---        ---        ---        ---        ---       ---         ---
Net Income                                                   2.73       2.61       2.40       2.14       1.85       1.61       1.42

Cash dividends declared per common share                     1.40       1.25       1.07        .86        .76        .64        .58

Additions to property, plant, and equipment                23,063     27,165     21,484     17,189     18,705     20,565     18,858

Depreciation and amortization                              22,222     17,728     16,570     14,950     14,164     13,762     12,071

FINANCIAL POSITION, AT YEAR-END
-------------------------------
Working capital                                           232,939    249,049    239,560    190,437    171,253    163,307    141,846
Current ratio                                            3.1 to 1   3.4 to 1   3.4 to 1   3.2 to 1   3.1 to 1   3.1 to 1   2.9 to 1
Property, plant and equipment (net)                       147,615    131,799    107,962    102,443    100,271     99,330     90,915
Total assets                                              685,341    624,706    576,286    523,462    477,432    438,182    392,917
Long-term debt                                              8,100      8,100      8,100      8,100      8,270      8,576      3,590
Preferred stock                                             ---        ---        ---          ---      2,793      6,152     14,606
Common shareholders' equity:
  Total                                                   518,906    468,733    427,818    392,530    354,443    324,376    280,907
  Per share                                                 15.87      14.39      13.14      11.96      10.83       9.94       8.98

NUMBER OF EMPLOYEES, AT YEAR END                            5,532      5,546      5,320      5,159      5,211      5,603      5,766
--------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        LIQUIDITY AND CAPITAL RESOURCES

Management views liquidity on the basis of the Company's ability to meet operational needs, fund additional investments, including acquisitions, and make dividend payments to shareholders.

At December 31, 1994, the Company's financial condition remained strong with working capital of $112.8 million and a current ratio of 1.3 to 1.

Net cash provided by operations was comparable to prior years after adjusting for the impact of restructuring costs. The increase in depreciation and amortization is due to the acquisition of A.B. Chance and a higher level of depreciable assets. As sales volumes increased, accounts receivables increased accordingly. To support service levels inventories also increased.

The level of net cash used in investing and financing activities in 1994 and 1993 is in line with the Company's historic patterns excluding the effect of
the A.B. Chance acquisition.   In 1992 as part of managing its financial
investment structure, the Company re-allocated funds from temporary cash investments into longer-term securities with higher investment yields and entered into unsecured short-term borrowings to manage working capital
requirements.   In September 1994, the Company established a commercial
paper program that replaced bank term loans which resulted in an approximate thirty basis point reduction in the cost of funds. At December 31, 1994, commercial paper and bank borrowings of $139.4 million and long-term debt of $2.7 million were 23.3% of shareholder's equity.

Capital expenditures in 1994 increased over 1993 due to the restructuring program as well as the Company's continued investment in new machinery and equipment as part of the on-going programs of product development and improvements in operating efficiencies. Although no significant commitments had been made at December 31, 1994, the Company anticipates that capital expenditures will be between $50.0 million and $60.0 million annually during the next three years. This level of expenditures reflects the historic capital investment pattern plus the normal capital requirements of the acquired businesses and the capital investment portion of the planned restructuring program. The Company believes that currently available cash, available borrowing facilities, and its ability to increase its credit lines if needed, combined with internally generated funds should be more than sufficient to fund capital expenditures as well as any increase in working capital that would be required to accommodate a higher level of business activity.

The Company actively seeks to expand by acquisition as well as through the growth of its present businesses. While a significant acquisition may require additional borrowings, the Company believes it would be able to obtain financing based on its favorable historical earnings performance and strong financial position.

                             RESULTS OF OPERATIONS

1994 Compared to 1993

Consolidated net sales for 1994 increased by 22% over 1993 reflecting the acquisition of A.B. Chance Industries, Inc. in April, 1994, and progressive improvement month by month of product shipments at the Wiring Device, Industrial Controls, Premise Wiring, Lighting and Raco operations as the U.S. economy strengthened. These improvements were impacted by lower activity at the Pulse

Communications subsidiary during the first half of the year. Total segment operating income, excluding the impact of the restructuring charge recorded in 1993, increased 15% on higher sales volumes. The rate of increase was moderated by the inclusion of the A.B. Chance products which have a lower operating margin rate than the Company's existing businesses.

Low Voltage segment sales increased 6% on higher shipments of wiring device, lighting and industrial control products as demand in the industrial and commercial markets improved. Segment operating income increased 6% in line with the higher sales volumes.

Sales of the High Voltage segment increased more than 52% due to the inclusion of A. B. Chance Industries, Inc. and higher sales of insulators and surge arresters while demand for power cable remained flat. Operating income increased 45% as the rate of growth in sales volume was tempered by the lower-margined products of the acquired business.

Other industry segment sales increased 33% reflecting the inclusion of certain product lines of A. B. Chance (line construction hardware and support and foundation anchors), as well as, improved shipments of enclosures, fittings, switch and outlet boxes, and wire management products which offset the lower sales of telecommunication products. Segment operating income increased by 24% for the period and was impacted by reduced shipments of the higher margined telecommunications products, offset in part by cost reductions realized when Pulse Communications and Raynet Corporation terminated their joint development project.

International sales increased 28% as the Canadian and Asian economies improved and the Company continued to expand its product offerings in Mexico. Operating income increased on the higher sales volume and improved operating efficiencies in Canada. As a percentage of total sales, International shipments from foreign subsidiaries were 6% in 1994 and 5% in 1993 with the Canadian market representing approximately 60% of the total. International operations expose the Company to flucuation in foreign currency exchange rates. To manage this exposure, the Company closely monitors the working capital requirements of the units and may enter into currency hedges for specific transactions. The Company does not engage in speculation. The gains and losses on hedges are classified consistent with the transaction being hedged. At December 31, 1994, there were no currency hedges in place.

General corporate expenses increased 2%. Investment income declined 6% as the average level of investment funds was reduced by the acquisition of A.B. Chance. Interest expense increased reflecting a higher level of short-term borrowings utilized for working capital requirements and which has allowed the Company to maintain its long-term investment positions that have a current yield higher than the cost of short-term funds. The increase in other expenses reflects a full year of charges for a corporate owned life insurance program. The effective tax rate was 27% in 1994, 19% in 1993 and 28% in 1992. The tax rate in 1993 was impacted by the recording of the restructuring charge in that year. The Company's tax rate benefits from the lower taxes on earnings in its Puerto Rico operations and continued emphasis on generating tax-exempt income. Net income and earnings per share increased by 60% over the 1993 reported results which included a pre-tax charge of $50,000,000 for restructuring.



1993 Compared With 1992

Consolidated net sales increased 6% on improved sales through distributors and home centers; continued growth at the Ohio Brass subsidiary; inclusion of Hipotronics Inc., acquired in November

1992 and E. M. Wiegmann & Co., Inc. acquired in March 1993. These improvements were offset by lower activity at the Pulse Communications subsidiary and foreign operations. In the fourth quarter of 1993, the Company recorded a $50,000,000 pretax charge ($31,000,000 net of tax, or $.93 per share) for the estimated costs of a restructuring program. The program includes the consolidation of all or a portion of several manufacturing plants, a reduction in labor force of approximately 6%, the reorganization of certain operations' management and structure, and a realignment of warehousing and product distribution capabilities. The restructuring charge is approximately equally divided between personnel costs (severance and postemployment benefits), plant and equipment relocation and costs associated with disposal of plant and equipment. At the end of 1993, $7,250,000 had been expended with an additional $14,000,000 anticipated in 1994 with the balance to be expended approximately equally in 1995 and 1996. After an approximate three year implementation the annual savings and cost avoidance could be as much as $25,000,000. Excluding the impact of the restructuring charge, segment total operating income increased 2% as a large portion of the sales growth was in lower margin products combined with strong price competition during this period of slow economic growth. Additionally, the Company has continued to increase expenditures for product and market development as well as customer service enhancements.

The Low Voltage Segment sales for the year increased 2% on higher shipments of fluorescent lighting products and improved demand for products in the commercial and industrial markets offsetting weakness in overseas markets. Segment operating income before restructuring charges increased 2% in line with the growth in sales.

Sales of the High Voltage Segment increased by more than 23% from the inclusion of Hipotronics, Inc. and higher shipments of insulators and surge arresters. Sales of power cable were essentially even with last year due to the depressed worldwide market conditions for cable. Segment operating income before the restructuring charge increased 35% on higher sales volume and improved operating rates.

Other Industry Segment net sales increased by more than 4% due to the acquisition of E. M. Wiegmann & Co., Inc. in March, 1993, and increased sales of components for wire management, voice and data signals, which offset the reduced shipments of telecommunication products and equipment. Segment operating income prior to the restructuring charge decreased 10% reflecting the reduced shipment of higher margined products and increased expenditures for development of the next generation of telecommunication products.

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

Restructuring Program

The Company's restructuring program initiated in the fourth quarter of 1993 for the consolidation of all or a portion of ten manufacturing plants, a labor force reduction of approximately 6%, (which will effect approximately one thousand employees with a net reduction of approximately three hundred) the reorganization of certain operations' management and structure, and a realignment of warehousing and product distribution capabilities is proceeding according to plan.

- Construction of a modern manufacturing facility at the Seymour, Connecticut, location of The Kerite Company subsidiary was completed in September 1994. Full production in the new plant is scheduled to begin in the first quarter of 1995. The consolidation of sales and marketing activities for the Ohio Brass and Kerite subsidiaries are to be completed by June 1995.

- A manufacturing site in Denver, Colorado was closed and production was transferred to another Hubbell location.

- Downsizing and consolidation of operations in the United Kingdom should be completed during 1995.

- Two satellite plants in Los Angeles, California of the Lighting operation were closed and production was transferred to other facilities including Christiansburg, Virginia, Martin, Tennessee and Juarez, Mexico.

- Operations serving Canadian customers with marketing, distribution, and sales based in Ontario at Hubbell Canada Inc. have been reconfigured and production relocated to other Hubbell operations with available capacity.

- Construction of a new plant in Juarez, Mexico was completed in September 1994. Transfer of equipment and production will continue during 1995.

- Expansion of manufacturing capacity in Puerto Rico is continuing on schedule.

- A 425,000 square foot warehousing and manufacturing facility in Asheville, North Carolina, was purchased. Consolidation of warehousing and manufacturing activity will progress throughout 1995.

- Warehousing and distributions operations for the Bryant Electric subsidiary in Allentown, Pennsylvania and Chicago, Illinois were closed.

- The manufacturing facility in Allentown, Pennsylvania is scheduled to be closed by year-end 1995.

- Consolidation and realignment of Wiring Device Operations in Stonington, Bridgeport, and Newtown, Connecticut is continuing on schedule.

At December 31, 1994, the restructuring accrual balance was $27,939,000 of which $14,000,000 is classified as a current liability. Through December 31, 1994, cumulative costs charged to the restructuring accrual were $22,061,000 since inception as follows (in thousands):

                                           Plant & Equipment Costs
                                           -----------------------
                        Personnel Costs    Relocation     Disposal     Total
                        ---------------    ----------     --------    -------
       1993                 $ 4,456         $ 2,794       $   ---     $ 7,250
       1994                   7,550           2,036         5,225      14,811
                            -------         -------        ------      ------
       Cumulative           $12,006         $ 4,830       $ 5,225     $22,061
                            =======         =======       =======     =======

Personnel costs include non-cash charges of $5,256,000 for early retirement programs which have been reclassed to the Company's pension liability. With regards to plant and equipment disposals, idled assets are adjusted to estimated disposal value and classified as property held as investment which at December 31, 1994 was $1,500,000. Proceeds from asset disposals were $2,550,000 which approximated estimated market value. Cost avoidance, savings-to-date and net cash flows are in-line with the projected results for the projects.

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


Item 8.   Financial Statements and Supplementary Data

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Hubbell Incorporated

In our opinion, the consolidated financial statements listed in the index on page 47 present fairly, in all material respects, the financial position of Hubbell Incorporated and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in the Statement of Accounting Policies accompanying the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions, for postemployment benefits, and for income taxes in 1992.




Price Waterhouse  LLP
Stamford, Connecticut
January 19, 1995

                     Hubbell Incorporated and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                     At December 31, (Dollars in thousands)

ASSETS                                                          1994           1993
------                                                       ----------      --------
CURRENT ASSETS
Cash and temporary cash investments                          $   38,865     $ 44,231
Accounts receivable less allowances of $4,760
  in 1994 and $3,768 in 1993                                    143,862      109,987
Inventories                                                     224,088      181,699
Prepaid taxes                                                    31,666       15,875
Other                                                             6,425       10,289
                                                             ----------     --------

  Total current assets                                          444,906      362,081

PROPERTY, PLANT, AND EQUIPMENT, AT COST
Land                                                             12,204       13,073
Buildings                                                       103,603       86,391
Machinery and equipment                                         290,306      237,203
                                                             ----------     --------

                                                                406,113      336,667
                                                             ----------     --------

  Less-Accumulated Depreciation                                 204,145      182,046
                                                             ----------     --------

                                                                201,968      154,621
                                                             ----------     --------

OTHER ASSETS
Investments                                                     205,939      245,081
Purchase price in excess of net assets of
  companies acquired, less accumulated amortization
  of $11,172 in 1994 and $8,538 in 1993                         141,570       66,522
Property held as investment                                      10,027        7,794
Other                                                            37,159       38,199
                                                             ----------     --------

                                                                394,695      357,596
                                                             ----------     --------

                                                             $1,041,569     $874,298
                                                             ==========     ========

See notes to consolidated financial statements.

                     Hubbell Incorporated and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                     At December 31, (Dollars in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY                              1994            1993
------------------------------------                           ----------       --------
CURRENT LIABILITIES
Commercial paper and bank borrowings                           $  139,350       $ 91,100
Accounts payable                                                   37,539         20,964
Accrued salaries, wages and employee benefits                      26,287         20,215
Accrued income taxes                                               28,332         35,617
Dividends payable                                                  13,494         12,816
Accrued restructuring charge                                       14,000         14,000
Other accrued liabilities                                          73,071         35,494
                                                               ----------       --------

  Total current liabilities                                       332,073        230,206
                                                               ----------       --------

LONG-TERM DEBT                                                      2,700          2,700
                                                               ----------       --------

OTHER NON-CURRENT LIABILITIES                                      84,876         79,160
                                                               ----------       --------

DEFERRED INCOME TAXES                                              12,924          4,572
                                                               ----------       --------

COMMON SHAREHOLDERS' EQUITY
Common Stock, par value $.01
  Class A - authorized 50,000,000 shares, outstanding                  59             59
   5,895,097 and 5,875,748 shares
  Class B - authorized 150,000,000 shares, outstanding                271            254
   27,056,945 and 25,382,793 shares
Additional paid-in capital                                        441,469        358,219
Retained earnings                                                 176,994        203,787
Cumulative translation adjustments                                 (7,650)        (4,659)
Unrealized loss on investments                                     (2,147)        ---
                                                               ----------       --------

Total common shareholders' equity                                 608,996        557,660
                                                               ----------       --------

                                                               $1,041,569       $874,298
                                                               ==========       ========

See notes to consolidated financial statements.

                     Hubbell Incorporated and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)

Years Ended December 31,                                1994           1993           1992
------------------------                             ----------      --------       --------
NET SALES                                            $1,013,700      $832,423       $786,078
Cost of goods sold                                      708,680       569,492        528,278
                                                     ----------      --------       --------

GROSS PROFIT                                            305,020       262,931        257,800
Restructuring Charge                                     ---           50,000         ---
Selling & administrative expenses                       164,437       142,690        139,874
                                                     ----------      --------       --------

OPERATING INCOME                                        140,583        70,241        117,926
                                                     ----------      --------       --------

OTHER INCOME (EXPENSE):
  Investment income                                      14,626        15,559         14,099
  Interest expense                                       (6,074)       (3,386)          (702)
  Other income (expense), net                            (3,200)         (920)          (645)
                                                     ----------      --------       --------

  TOTAL OTHER INCOME, NET                                 5,352        11,253         12,752
                                                     ----------      --------       --------

INCOME BEFORE INCOME TAXES                              145,935        81,494        130,678
Provision for income taxes                               39,402        15,188         36,588
                                                     ----------      --------       --------

Income before cumulative effect of change
     in accounting principles                           106,533        66,306         94,090

Cumulative effect of change in
     accounting principles                               ---            ---          (16,506)
                                                     ----------      --------       --------

NET INCOME                                           $  106,533      $ 66,306       $ 77,584
                                                     ==========      ========       ========


EARNINGS PER SHARE:

  Income before cumulative effect of change
     in accounting principles                             $3.20         $2.00          $2.83
  Cumulative effect of change in
     accounting principles                                 ---           ---           (0.50)

  NET INCOME                                              $3.20         $2.00          $2.33



See notes to consolidated financial statements.

                     Hubbell Incorporated and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


Years Ended December 31,                                               1994           1993          1992
------------------------                                             ---------      --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $ 106,533      $ 66,306      $  77,584
  Cumulative effect of change in accounting principles                   ---           ---           16,506
  Restructuring charge                                                   ---          50,000          ---
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                                       34,011        30,098         26,813
    Deferred income taxes                                                6,269       (21,181)        (3,191)
    Changes in assets and liabilities, net of
      the effects of business acquisitions:
        (Increase) Decrease in accounts receivable                     (12,332)        8,937        (15,434)
        (Increase) Decrease in inventories                             (17,250)        3,528        (20,968)
        (Increase) Decrease in other current assets                      4,311        (7,180)           679
        Increase (Decrease) in current liabilities
          (excluding dividends payable and short-term borrowing)        10,451        (8,074)         7,621
        Increase (Decrease) in restructuring accruals                  (14,811)       (7,250)         ---
        (Increase) Decrease in other, net                                4,655         3,268         (4,413)
                                                                     ---------      --------      ---------
Net cash provided by operating activities                              121,837       118,452         85,197
                                                                     ---------      --------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current investments                                    (11,464)      (41,303)      (103,876)
Sale of non-current investments                                         47,206        16,977          3,483
Acquisition of businesses, net of cash acquired                       (110,000)      (18,319)       (40,000)
Additions to property, plant and equipment                             (53,178)      (25,123)       (22,894)
Other, net                                                               1,364        (3,315)        (2,399)
                                                                     ---------      --------      ---------
Net cash used in investing activities                                 (126,072)      (71,083)      (165,686)
                                                                     ---------      --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowing                                                    48,250        17,300         73,800
Payment of dividends                                                   (52,621)      (50,562)       (48,680)
Redemption of industrial development bond                                ---           ---           (5,400)
Acquisition of treasury shares                                            (215)        ---           (4,743)
Exercise of stock options                                                3,455         1,869          2,185
Other, net                                                               ---           ---              (32)
                                                                     ---------      --------      ---------
Net cash provided from (used in) financing activities                   (1,131)      (31,393)        17,130
                                                                     ---------      --------      ---------

INCREASE (DECREASE) IN CASH AND TEMPORARY                               (5,366)       15,976        (63,359)
   CASH INVESTMENTS
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period                                                     44,231        28,255         91,614
                                                                     ---------      --------      ---------
End of period                                                        $  38,865      $ 44,231      $  28,255
                                                                     =========      ========      =========

See notes to consolidated financial statements.

                     Hubbell Incorporated and Subsidiaries
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)

                                        Class A       Class B     Additional                 Cumulative      Unrealized
For the three years ended                Common        Common      Paid-In      Retained    Translation      Gain (Loss)
December 31, 1994                        Stock         Stock       Capital      Earnings    Adjustments    on Investments
-------------------------               -------       -------     ----------    --------    -----------    --------------
BALANCE AT DECEMBER 31, 1991             $  59         $  253      $358,909     $160,384      $  (699)        $  ---

Net income                                                                        77,584
Exercise of stock options                    1              1         7,080
Acquisition of treasury shares              (1)            (1)       (9,638)
Cash dividends declared                                                          (49,583)
     ($1.51 per share)
Translation adjustments                                                                        (3,022)
                                         -----         ------      --------     --------      -------         -------


BALANCE AT DECEMBER 31, 1992             $  59         $  253      $356,351     $188,385      $(3,721)        $   ---

Net income                                                                        66,306
Exercise of stock options                                   1         2,643
Acquisition of treasury shares                                         (775)
Cash dividends declared                                                          (50,904)
     ($1.55 per share)
Translation adjustments                                                                          (938)
                                         -----         ------      --------     --------      -------         -------

BALANCE AT DECEMBER 31, 1993             $  59         $  254      $358,219     $203,787      $(4,659)        $   ---

Net income                                                                       106,533
Exercise of stock options                                   1         6,170
Acquisition of treasury shares                                       (2,930)
Cash dividends declared                                                          (53,300)
     ($1.62 per share)
Translation adjustments                                                                        (2,991)
Stock dividend declared                                    16        80,010      (80,026)
Unrealized loss on investments                                                                                 (2,147)
                                         -----         ------      --------     --------      -------         -------

BALANCE AT DECEMBER 31, 1994             $  59         $  271      $441,469     $176,994      $(7,650)        $(2,147)
                                         =====         ======      ========     ========      =======         =======



See notes to consolidated financial statements

                     Hubbell Incorporated and Subsidiaries
                        STATEMENT OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include all subsidiaries; all significant inter-company balances and transactions have been eliminated. Investments in joint ventures are accounted for by using the equity method. Certain reclassifications, which were not significant, have been made in prior period financial statements to conform to the 1994 presentation.

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

Inventories

Inventories are stated at the lower of cost or market. The cost of substantially all domestic inventories, 84% of total inventory value, is determined on the basis of the last-in, first-out (LIFO) method of inventory accounting. The cost of foreign inventories and certain domestic inventories is determined on the basis of the first-in, first-out (FIFO) method of inventory accounting.

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

Change in Accounting Principles

Effective January 1, 1994, the Company adopted Statement of Financial
Accounting Standards (SFAS) No. 115 - Accounting for Certain Investments in Debt and Equity Securities. This statement requires investment securities to be classified individually into one of three separate categories: trading, available-for-sale or held-to-maturity and provides guidelines for valuing investments based on their classifications. Trading investments are bought and held principally for the purpose of selling them in the near term and are carried at fair market value. Adjustments to the carrying value of trading investments are included in current earnings. Investments which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Investments not classified as trading or held-to-maturity are classified as available-for-sale. They are intended to be held for an indefinite period but may be sold in response to events reasonably expected in the future. These investments are carried at fair value with adjustments recorded in shareholders' equity, net of income tax. Prior accounting standards required non-current marketable equity securitites to be carried at the lower of cost or market with adjustments reflected in shareholders' equity, while all debt securities were carried at amortized cost. The cumulative effect of adopting SFAS No. 115 on shareholders' equity as of January 1, 1994 was immaterial.

In 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions, No. 109 - Accounting for Income Taxes and No. 112 - Employers' Accounting for Postemployment Benefits. As part of adopting the new accounting standards as of January 1, 1992, a one-time non-cash charge of $16,506,000 net of tax or $0.50 per share was recorded reflecting the impact of SFAS No. 106 ($13,857,000), SFAS No. 112 ($4,340,000) offset by SFAS No. 109 ($1,691,000).
Also deferred taxes were recorded for business acquisitions completed before January 1, 1992 which increased the previously allocated purchased adjustments to inventories, property, plant and equipment. The impact of these accounting changes on 1992 financial results was not significant.

                     Hubbell Incorporated and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring Charge

In the fourth quarter of 1993, the Company recorded a $50,000,000 pretax charge ($31,000,000 net of tax benefits, or $.93 per share) for the estimated costs of a restructuring program. The program entails the consolidation of manufacturing facilities, reduction in labor force and the realignment of warehousing and distribution activities. The restructuring charge includes personnel costs (severance and postemployment benefits), plant and equipment relocation, and costs associated with disposal of plant and equipment. At December 31, 1994, the restructuring accrual was $27,939,000 of which $14,000,000 is classified as a current liability. Costs charged to the restructuring accrual were $14,811,000 in 1994 and $7,250,000 in 1993. These cumulative expenditures represent personnel costs of $12,006,000; plant and equipment relocation of $4,830,000 and asset disposals of $5,225,000. Personnel costs include non-cash charges of $5,256,000 for early retirement programs which have been reclassed to the Company's pension liability. With regards to plant and equipment disposals, idled assets are adjusted to estimated disposal value and classified as property held as investment which at December 31, 1994 was $1,500,000. Proceeds from asset disposals were $2,550,000 which approximated estimated market value.

Acquisitions

On April 19, 1994, the Company completed its acquisition of A.B. Chance Industries, Inc., a manufacturer of electrical apparatus, anchors, hardware, insulators, hot-line tools, and other safety equipment. The acquisition was for $110,000,000 in cash and was recorded under the purchase method of accounting. The cost of the acquired business has been allocated to assets acquired and liabilities assumed based on their fair values with the residual amount of $78,000,000 assigned to goodwill, which is being amortized over forty years. In connection with the acquisition, liabilities were assumed as follows (in thousands):

                  Fair value of assets acquired including goodwill              $166,824
                  Cash paid for common stock                                    (110,000)
                                                                                --------
                  Liabilities assumed                                           $ 56,824
                                                                                ========

Presented below is the unaudited pro forma combined summary of operations as if the transaction had occurred as of the beginning of 1993 (in thousands, except per share):

                                 PRO FORMA SUMMARY OF OPERATIONS

                                                        1994             1993
                                                        ----             ----
                  Net Sales                          $1,055,350        $989,253
                  Income Before Income Taxes         $  148,134        $ 91,272
                  Net Income                         $  107,592        $ 71,427
                  Earnings Per Share                 $     3.23        $   2.15

In preparing the unaudited pro forma combined summary of operations, adjustments were made to the historical financial statements to reflect the reduction in the securities portfolio and investment income; increase in short-term borrowing and interest expense; amortization of goodwill; the repayment of existing debt of A.B. Chance Industries, Inc.; and other estimated purchase accounting entries. The pro forma results are not necessarily indicative of what would have been obtained if the operations had been combined during 1993, nor are they necessarily indicative of the results that may occur in the future.

In March 1993, E.M. Wiegmann & Co., Inc. was acquired for $15,000,000 in cash. Wiegmann fabricates a wide range of cabinets, panels, consoles and other enclosures used to mount and protect transformers, industrial controls, and wireway duct and fittings. In November 1992, Hipotronics, Inc., was acquired for $40,000,000 in cash. Hipotronics, Inc. manufactures high voltage test equipment which is sold to electric utility and industrial companies in the United States and abroad. The acquisitions in 1993 and 1992 were recorded under the purchase method of accounting. The total cost of the acquired businesses has been allocated to current assets, property, plant and equipment, goodwill, and other liabilities. The results of operations for the acquired businesses have been included in the consolidated statement of income only from their respective acquisition dates. If the businesses had been acquired on the first day of 1992, unaudited consolidated net sales would have been $836,902,000 in 1993 and $822,832,000 in 1992, and there would have been no material effect on reported earnings for the respective years.

INVESTMENTS

Investments consist primarily of mortgage-backed securities, U.S. Treasury Notes, common and preferred stocks. For 1994, investments which are available-for-sale are stated at market values based on current quotes while investments which are being held-to-maturity are stated at amortized cost. For 1993 marketable equity securities were carried at the lower of aggregate cost or market; other investments were carried at cost with the purchase premium or discount amortized over the estimated life of the security. There were no securities during 1994 that were classified as trading investments. Certain portfolio securities that are affected by changes in interest rates may be hedged with futures contracts for U.S. Treasury notes and bonds. Market value gains and losses on the futures contracts are recognized in income when the effects of the related price changes in the value of the hedged securities are recognized. At December 31, 1994 there were no open future contracts.

The following tables set forth selected data with respect to the Company's long-term investments at December 31, 1994 (in thousands):

                                                                 1994
                                                   --------------------------------
                                                     Gross        Gross
                                       Amortized   Unrealized   Unrealized    Fair       Carrying
                                          Cost       Gains        Losses      Value       Value
                                       ---------   ----------   ----------    -----      --------
  AVAILABLE-FOR-SALE INVESTMENTS
Common & Preferred Stock               $ 25,529    $    399     $ (3,263)     $ 22,665   $  22,665
Federal National Mortgage
Assos. Securities (FNMA)                  4,477           5         (206)        4,276       4,276
Mortgage-backed Securities                4,668          --         (275)        4,393       4,393
U.S. Treasury Notes & Municipal
Bonds                                    13,350           2         (125)       13,227      13,227
                                       --------    --------     --------      --------   ---------
Total Available-For-Sale
  Investments                          $ 48,024    $    406     $ (3,869)     $ 44,561   $  44,561
                                       ========    ========     ========      ========   =========
  HELD-TO-MATURITY INVESTMENTS
Federal National Mortgage
Assos. Securities  (FNMA)              $104,716    $    912     $ (6,074)     $ 99,554   $ 104,716
Gov't. National Mortgage
Assos. Securities  (GNMA)                39,641       1,015       (1,793)       38,863      39,641
Mortgage-backed securities               16,986          14         (234)       16,766      16,986
U.S. Treasury Notes & Municipal
  Bonds                                      35          --           --            35          35
                                       --------    --------    ---------      --------   ---------
Total Held-To-Maturity Investments     $161,378    $  1,941    $  (8,101)     $155,218   $ 161,378
                                       ========    ========    =========      ========   =========



                                                                 1993
                                                   --------------------------------
                                                     Gross        Gross
                                       Amortized   Unrealized   Unrealized    Fair       Carrying
                                          Cost       Gains        Losses      Value       Value
                                       ---------   ----------   ----------    -----      --------
  AVAILABLE-FOR-SALE INVESTMENTS
Common & Preferred Stock               $  38,201   $  1,588     $ (1,588)     $ 38,201   $ 38,201
Federal National Mortgage
Assos. Securities (FNMA)                  17,180        104         (174)       17,110     17,180
Mortgage-backed Securities                34,283      1,062         (906)       34,439     34,283
U.S. Treasury Notes & Municipal
Bonds                                     10,060         20          (24)       10,056     10,060
                                       ---------   --------     --------      --------   --------
Total Available-For-Sale
  Investments                          $  99,724   $  2,774     $ (2,692)     $ 99,806   $ 99,724
                                       =========   ========     ========      ========   ========
  HELD-TO-MATURITY INVESTMENTS
Federal National Mortgage
Assos. Securities  (FNMA)              $  80,849   $  2,205     $   (969)     $ 82,085   $ 80,849
Gov't. National Mortgage
Assos. Securities  (GNMA)                 47,321      3,075         (915)       49,481     47,321
Mortgage-backed securities                16,921          3           --        16,924     16,921
U.S. Treasury Notes & Municipal
  Bonds                                     266          --           --           266        266
                                       ---------   --------     --------      --------   --------
Total Held-To-Maturity Investments    $  145,357   $  5,283     $ (1,884)     $148,756   $145,357
                                      ==========   ========     ========      ========   ========

INVESTMENTS CON'T.

Contractural maturities of investments in debt securities available-for-sale and held-to-maturity at December 31, 1994 were as follow (in thousands):

                                                                                                              U.S. Treasury
                                                                                     Mortgage Backed             Notes &
                                         FNMA                     GNMA                  Securities           Municipal Bonds
                              ----------------------    ---------------------     ---------------------   ----------------------
                                Amortized      Fair      Amortized     Fair        Amortized     Fair      Amortized       Fair
                                   Cost       Value        Cost        Value          Cost       Value        Cost         Value
                               ----------     -----      ---------    -------      ----------    ------    ----------      -----
    AVAILABLE-FOR-SALE
        INVESTMENTS

Due within 1 year                $     --      $   --    $       --    $     --     $     --    $    --      $  5,682     $  5,664
After 1 but within 5 years             --          --            --          --           --         --         7,085        6,995
After 5 but within 10 years            --          --            --          --          820        785           583          568
After 10 years                      4,477       4,276            --          --        3,848      3,608            --           --
                                 --------   ---------    ----------    --------     --------    -------      --------      -------

TOTAL                            $  4,477   $   4,276    $       --    $     --     $  4,668    $ 4,393      $ 13,350     $ 13,227
                                 ========   =========    ==========    ========     ========    =======      ========     ========
     HELD-TO-MATURITY
        INVESTMENTS
Due within 1 year                $     --   $      --    $       --    $     --     $  4,565    $ 4,565      $     --     $     --
After 1 but within 5 years             --          --            --          --        5,421      5,201            35           35
After 5 but within 10 years            --          --         5,123       5,216        7,000      7,000            --           --
After 10 years                    104,716      99,554        34,518      33,647           --         --            --           --
                                 --------   ---------    ----------    --------     --------    -------      --------     --------

TOTAL                            $104,716   $  99,554    $   39,641    $ 38,863     $ 16,986    $16,766      $     35     $     35
                                 ========   =========    ==========    ========     ========    =======      ========     =========

Inventories

Inventories are classified as follows at December 31, (in thousands):

                                                                            1994                   1993
                                                                          --------               --------
Raw material                                                              $ 79,065               $ 58,359
Work-in-process                                                             59,035                 49,653
Finished goods                                                             135,042                113,312
                                                                          --------                -------
                                                                           273,142                221,324

Excess of current production costs over LIFO cost basis                     49,054                 39,625
                                                                          --------               --------

Total                                                                     $224,088               $181,699
                                                                          ========               ========

The financial accounting basis for the LIFO inventories of acquired companies exceeds the tax basis by approximately $30,200,000 at December 31, 1994.

Income Taxes

The following table sets forth selected data with respect to the Company's income tax provisions for the years ended December 31, (in thousands):

                                                                            1994             1993              1992
                                                                        --------          -------          --------
Income before income taxes and accumulative effect of change in accounting principles:

           United States                                                $146,609          $83,157          $127,596
           International                                                    (674)          (1,663)            3,082
                                                                        --------          -------          --------
           Total                                                        $145,935          $81,494          $130,678
                                                                        ========          =======          ========
Provisions for income taxes:
           Federal                                                      $ 28,350          $32,080          $ 32,390
           State                                                           4,612            4,837             6,056
           International                                                     171             (548)            1,333
           Deferred                                                        6,269          (21,181)           (3,191)
                                                                        --------          -------          --------
           Total                                                        $ 39,402          $15,188          $ 36,588
                                                                        ========          =======          ========

The principal items making up the deferred tax provisions are set forth in the following table for the years ended December 31, (in thousands):

                                                                  1994              1993              1992
                                                                ------         ---------           -------
Transactions of leasing subsidiary                              $ (912)        $    (686)          $  (632)
Restructuring reserve                                            5,628           (16,245)               --
Depreciation                                                      (219)             (354)            1,233
Other, net                                                       1,772            (3,896)           (3,792)
                                                                ------         ---------           -------
Total                                                           $6,269         $ (21,181)          $(3,191)
                                                                ======         ==========          =======

As discussed in the Change in Accounting Principles note, the Company adopted SFAS No. 109 as of the beginning of the year 1992.

The components of the net deferred tax (asset) liability at December 31, (in thousands) were as follows:

                                                                           1994                       1993
                                                                     ----------                   --------
Deferred tax assets:
          Inventory                                                  $    4,281                   $  3,778
          Pensions                                                       12,465                      7,970
          Postretirement and postemployment benefits                     10,036                     10,549
          Accrued restructuring charge                                   10,617                     16,245
          Accrued liabilities                                            37,689                     21,996
          Miscellaneous other                                             7,518                      6,888
                                                                     ----------                   --------
          Total deferred tax asset                                       82,606                     67,426
                                                                     ----------                   --------
Deferred tax liabilities:
          Property, plant, and equipment                                 23,932                     18,360
          Leasing subsidiary                                             19,184                     20,096
          LIFO inventories of acquired businesses                        11,480                     10,830
          Miscellaneous other                                             9,268                      6,837
                                                                     ----------                   --------
          Total deferred tax liability                                   63,864                     56,123
                                                                     ----------                   --------
Net deferred tax (asset) liability                                   $  (18,742)                  $(11,303)
                                                                     ==========                   ========

Deferred taxes are classified in the financial statements as a net short-term deferred tax asset of $31,666,000 and a net long-term deferred tax liability of $12,924,000.

At December 31, 1994, United States income taxes had not been provided on approximately $11,300,000 of undistributed international earnings. Payments of income taxes were $37,362,000 in 1994, $33,106,000 in 1993 and $32,819,000 in
1992.

The consolidated effective income tax rates varied from the United States federal statutory income tax rate for the years ended December 31, as follows:

                                                                   1994              1993             1992
                                                                   ----              ----             ----
Federal statutory income tax rate                                  35.0%             35.0%            34.0%
State income taxes, net of federal benefit                          2.2               2.6              3.0
Partially tax-exempt income                                        (4.4)             (5.7)            (2.8)
Non-taxable income from
         Puerto Rico operations                                    (5.4)            (11.1)            (6.3)
Other, net                                                         (0.4)             (2.2)             0.1
                                                                   ----             -----             ----
Consolidated effective income tax rate                             27.0%             18.6%            28.0%
                                                                   ====             =====             ====

The decline in the consolidated effective income tax rate to 18.6% in 1993 was a result of the decline in pre-tax income following the charge for restructuring. The dollar amount of all items in the table above which reconcile the statutory rate to the effective rate remained at relatively consistent levels for all three years.

Other Non-Current Liabilities

Other Non-Current Liabilities consists of the following at December 31, (in thousands):

                                                                    1994              1993
                                                                    ----              ----
Pensions                                                         $32,201           $20,139
Other postretirement benefits                                     18,493            21,006
Accrued restructuring charge                                      13,939            28,750
Other, net                                                        20,243             9,265
                                                                 -------           -------
   Total                                                         $84,876           $79,160
                                                                 =======           =======

Pension Benefits

The Company and its subsidiaries have a number of non-contributory defined benefit pension plans and defined contribution plans covering substantially all employees. The pension plans provide pension benefits that are based on a combination of years of service and either compensation levels or specified dollar amounts.

The following table sets forth the components of pension cost for the years ended December 31, (in thousands):

                                                           1994                  1993                    1992
                                                           ----                  ----                    ----
Benefits earned                                        $  7,194              $  6,704                $  6,126

Increase in present value of
   benefits earned in prior years                        11,411                10,706                   9,798

Actual return on plan assets                              3,202               (15,312)                (10,576)

Deferred gain or (loss)                                 (14,847)                4,560                     792

Amortization of actuarial gains and
   losses and prior service cost                           (200)                 (294)                     64
                                                       --------              --------                --------
Net Pension Cost                                       $  6,760              $  6,364                $  6,204
                                                       ========              ========                ========
ASSUMPTIONS USED IN DETERMINING PENSION COST:
Discount rate                                               7.5%                  8.0%                    8.0%
Long-term rate of compensation increase                     5.0%                  6.5%                    6.5%
Expected long-term rate of return
  on plan assets                                            8.5%                  9.0%                    9.0%

Pension expense as a percent of payroll was 3.2% in 1994, 3.3% in 1993 and 3.4% in 1992.

                                                                         Page 33
Pension Benefits con't.

The following table sets forth the retirement plans' status and the pension liability recognized in the Company's balance sheet at December 31, (in thousands):

                                                           Plans Where Assets Exceed       Plans Where Accumulated
                                                                Accumulated Benefits        Benefits Exceed Assets
                                                           -------------------------       -----------------------
                                                                  1994          1993         1994             1993
                                                                  ----          ----         ----             ----
ESTIMATED FUNDS REQUIRED TO PROVIDE FOR FUTURE PAYMENT OF:
Benefits based on service to date and present pay
levels:
         Vested                                               $ 88,518      $ 98,320      $ 35,200       $  10,472
         Non-vested                                              6,389         7,439         1,433           1,045
                                                              --------      --------      --------       ---------
Accumulated benefit obligation                                  94,907       105,759        36,633          11,517
Additional amounts related to projected pay increases           17,063        19,722         4,198           4,824
                                                              --------      --------      --------       ---------
Projected benefit obligation                                   111,970       125,481        40,831          16,341
                                                              --------      --------      --------       ---------
ASSETS AVAILABLE FOR BENEFITS:
Plan assets (market value)                                     121,460       143,793        24,030               0
Company assets (recorded liability)                             19,883         7,578        16,241          13,995
                                                              --------      --------      --------       ---------
        Total Assets                                           141,343       151,371        40,271          13,995
                                                              --------      --------      --------       ---------
ASSETS IN EXCESS OF (LESS THAN)
   PROJECTED BENEFIT OBLIGATION                               $ 29,373      $ 25,890      $   (560)      $  (2,346)
                                                              ========      ========      ========       =========
Consisting of:
Unrecognized net asset (obligation) at transition             $  4,255      $  5,811      $    804       $     (75)
Unrecognized actuarial gain (loss) since transition           $ 23,245      $ 20,381      $ (1,364)      $  (2,271)
Unrecognized prior service costs incurred
   since transition                                           $  1,873      $   (302)     $      0       $       0

The projected benefit obligations were determined using discount rates of 8.5% in 1994 and 7.5% in 1993 and assumed average long-term rate of compensation increase of 5% in 1994 and in 1993.

At December 31, 1994, approximately $69,800,000 of plan assets were invested in common stocks, including Hubbell Incorporated common stock with a market value of $8,500,000. The balance of plan assets are invested in short term money market accounts, government and corporate bonds.

Postretirement Benefits Other Than Pensions

The Company and its subsidiaries have a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company, providing they retired prior to 1992. These benefits were discontinued in 1991 for substantially all future retirees, with the exception of the A.B. Chance Company which was acquired in 1994.

For retirees prior to 1992, some of the plans provide for retiree contributions, which are periodically increased. The plans anticipate future cost-sharing changes that are consistent with the Company's past practices. The plans are funded either on a monthly premium basis or as benefits become due.

At December 31, 1994, the recorded liability for providing these postretirement benefits was based on a 7% discount rate and assumed health care cost trend rate of 13% declining to 5.5% over ten years. The costs recognized for providing these benefits in 1994, 1993 and 1992 were $1,400,000 (including A.B. Chance Company), $1,300,000 and ,$1,400,000, respectively. The costs for 1994, 1993 and 1992 were primarily interest.

Commercial Paper, Bank and Other Borrowings

The following table sets forth the components of the Company's structure at December 31, (in thousands):

                                                                1994                                         1993
                                               -----------------------------------------     --------------------------------------
                                                COMMERCIAL
                                               PAPER & BANK      LONG-TERM                       BANK        LONG-TERM
                                                BORROWINGS         DEBT          TOTAL        BORROWINGS       DEBT          TOTAL
                                               ------------      ---------       -----        ----------     ---------       -----
Balance at year end                              $ 139,350        $ 2,700      $ 142,050       $ 91,100       $ 2,700      $ 93,800
Highest aggregate monthend balance                                             $ 145,723                                   $101,420
Average borrowings                               $ 122,822        $ 2,700      $ 125,522       $ 82,324       $ 2,700      $ 85,024
Weighted average interest rate:
At year end                                        6.05%           11.25%        6.15%           3.49%         11.25%         3.71%
Paid during the year                               4.65%           11.25%        4.79%           3.65%         11.25%         3.89%


Interest paid for commercial paper, bank borrowings, and long-term debt totaled $4,890,000 in 1994, $3,280,000 in 1993 and $577,000 in 1992. The Company
maintains various bank credit agreements primarily to support commercial paper borrowings. At December 31, 1994 the Company had total bank credit agreements of $125 million, of which $115 million were unused. The expiration dates for these bank credit agreements are September 27, 1999 for $100 million and November 19, 1995 for the balance. Borrowings under credit agreements generally are available at the prime rate or at a surcharge over the London Interbank Offered Rate (LIBOR). Annual commitment fee requirements to support availability of credit agreements at December 31, 1994 total approximately $100,000.

Leases

Total rental expense under operating leases was $6,900,000 in 1994, $5,600,000 in 1993 and $6,600,000 in 1992.

The minimum annual rentals on non-cancelable, long-term, operating leases in effect at December 31, 1993 will approximate $2,100,000 in 1995, $1,300,000 in 1996, and will decline thereafter.

Research, Development and Engineering

Expenses for new product development and ongoing improvement of existing products were $12,500,000 in 1994, $15,400,000 in 1993 and $13,800,000 in 1992.

Financial Instruments

Concentration of Credit Risks: Financial instruments which potentially subject the Company to concentration of credit risks consist of trade receivables and temporary cash investments. The Company grants credit terms in the normal course of business to its customers. Due to the diversity of its product segments, the Company has a diverse customer base including electrical distributors and wholesalers, electric utilities, equipment manufacturers, electrical contractors, telephone operating companies and retail and hardware outlets. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers. Bad debt write-offs have historically been minimal. The Company places its temporary cash investments with financial institutions and limits the amount of exposure to any one institution.

Fair Value: The carrying amounts reported in the consolidated balance sheets for cash and temporary cash investments, receivables, commercial paper and bank borrowings, accounts payable and accruals approximate their fair values given the immediate or short-term maturity of these financial investments. The fair value of investment securities are disclosed in the Investment footnote.

                                                                         Page 36
Capital Stock

Share activity in the Company's preferred and common stocks is set forth below for the three years ended December 31, 1994:

                                                        Preferred Stock                    Common Stock
                                                        ---------------           --------------------------------
                                                                                   Class A               Class B
                                                                                  ---------             ----------
OUTSTANDING AT DECEMBER 31, 1991                             --                   5,891,840             25,261,322
Exercise of stock options                                                           116,211                104,984
Acquisition/Issuance of treasury shares                                            (152,956)               (36,853)
                                                                                  ---------             ----------
OUTSTANDING AT DECEMBER 31, 1992                             --                   5,855,095             25,329,453
Exercise of stock options                                                            22,669                 65,216
Acquisition/Issuance of treasury shares                                              (2,016)               (11,876)
                                                        ---------------           ---------             ----------
OUTSTANDING AT DECEMBER 31, 1993                             --                   5,875,748             25,382,793
Exercise of stock options                                                            37,223                139,337
Acquisition/Issuance of treasury shares                                             (17,874)               (34,330)
Stock dividend declared                                                                 --               1,569,145
                                                        ---------------           ---------             ----------
OUTSTANDING AT DECEMBER 31, 1994                             --                   5,895,097             27,056,945
                                                        ===============           =========             ==========

Shares held in Treasury at December 31, 1994: Class A Common - 1,690,842; Class B Common - 1,954,950. For accounting purposes, the Company treats treasury shares as being constructively retired and accordingly charges the purchase price against par value and additional paid-in capital. Voting rights per share:
Class A Common - twenty; Class B Common - one. In addition, the Company has 5,891,097 authorized shares of preferred stock; none are outstanding.

On December 13, 1994, the Board of Directors declared a 5% stock dividend payable in Class B Common Stock to all shareholders on January 13, 1995. In the accompanying financial statements all per common share amounts have been restated to reflect the stock dividend.

The Company has a Shareholder Rights Plan under which holders of Class A Common Stock have Class A Rights and holders of Class B Common Stock have Class B Rights. These Rights become exercisable after a specified period of time only if a person or group of affiliated persons acquires beneficial ownership of 20 percent or more of the outstanding Class A Common Stock of the Company or announces or commences a tender or exchange offer that would result in the offeror acquiring beneficial ownership of 30 percent or more of the outstanding Class A Common Stock of the Company. Once exercisable, the Rights would entitle their registered holders to purchase, for each common share held, one share of the Company's Class A Common Stock or Class B Common Stock, as the case may be, at a price of $98.72 per share, subject to adjustment to prevent dilution. Upon the occurrence of certain events or transactions specified in the Rights Agreement, a holder of Rights applicable to one share is entitled to receive for an exercise price of $98.72 per share owned, a number of shares of the Company's Class A Common Stock or Class B Common Stock, as the case may be, or an acquiring corporation's common stock, having a market value equal to twice the exercise price. The Rights may be redeemed by the Company for one cent per Right prior to the tenth day after a person or group of affiliated persons has acquired 20 percent or more of the outstanding Class A Common Stock of the Company. The Rights expire on December 31, 1998, unless earlier redeemed by the Company.


                  Shares of common stock were reserved at December 31, 1994 as follows:

                  Exercise of stock purchase rights                  32,952,042
                  Exercise of outstanding stock options               2,005,882
                  Future grant of stock options                       1,519,691
                                                                     ----------
                  Total (Class A, 6,489,230; Class B, 29,988,385)    36,477,615
                                                                     ==========

                                                                         Page 37
Stock Options

The Company has granted to officers and key employees options to purchase the Company's Class A and Class B Common Stock and the Company may grant to officers and key employees options to purchase the Company's Class B Common Stock at not less than 85% of market prices on the date of grant. Stock option activity (restated for the 5% common stock dividend declared in 1994) for the three years ended December 31, 1994 is set forth below:


                                                                            Number             Option price
                                                                          of shares              per share
                                                                          ---------         ---------------------
OUTSTANDING AT DECEMBER 31, 1991                                          1,503,042          $11.77   -  $46.77
Granted                                                                     350,700          $53.99
Exercised                                                                  (232,255)         $11.77   -  $38.66
Canceled or expired                                                         (16,084)         $38.47   -  $46.77
                                                                          ---------

OUTSTANDING AT DECEMBER 31, 1992                                          1,605,403          $12.29   -  $46.77
Granted                                                                     321,405          $50.30
Exercised                                                                   (92,336)         $12.29   -  $46.77
Canceled or expired                                                            (580)         $38.66
                                                                          ---------

OUTSTANDING AT DECEMBER 31, 1993                                          1,833,892          $13.32   -  $53.99
Granted                                                                     371,385          $51.43
Exercised                                                                  (185,388)         $13.32   -  $53.99
Canceled or expired                                                         (14,007)         $50.30   -  $53.99
                                                                          ---------

OUTSTANDING AT DECEMBER 31, 1994                                          2,005,882          $19.07   -  $53.99
                                                                          =========



Options for the purchase of 1,425,163 shares were exercisable at December 31, 1994, at prices ranging from $19.07 to $53.99 per share.

Industry Segment and Geographic Area Information

The Company's business is the manufacture and sale of electrical and electronic products. For better assessment, operations are reported in three segments as follows:

Low Voltage products are in the range of less than 600 volts, are sold principally to distributors and represent stock items. At December 31, 1994, this segment consisted of standard and special application wiring device products, lighting fixtures and low voltage industrial controls.

High Voltage products are in the more than 600 volt range, are generally sold directly to the user and represent products made to customer's order. At December 31, 1994, this segment comprised test and measurement equipment, wire and cable, electrical transmission and distribution products such as insulators, surge arresters, switches, cutouts, sectionalizers and fuses.

The Other segment consists of products not classified on a voltage basis. At December 31, 1994, this segment included standard and special application cabinets and enclosures, fittings, switch and outlet boxes, wire management components and systems, construction materials and tools for building and maintenance of overhead and underground power and telephone lines, data transmission and telecommunications equipment and components for voice and data signals.

Net sales comprise sales to unaffiliated customers - intersegment and inter-area sales are immaterial.

Segment operating income consists of net sales less operating expenses. General corporate expenses, interest expense, and other income, net have not been allocated to segments.

General corporate assets not allocated to segments are principally cash and investments.

Export sales to unaffiliated customers were $62,600,000 in 1994, $37,500,000 in 1993 and $26,500,000 in 1992.

Net assets of international subsidiaries were 4% of the consolidated total in 1994, 4% in 1993 and 4% in 1992.

Financial information by industry segment and geographic area for the three years ended December 31, 1994 is summarized below (in thousands):


                 INDUSTRY SEGMENT                              1994                  1993                  1992
                                                               ----                  ----                  ----
NET SALES:
Low Voltage                                              $  456,287              $431,974              $422,585
High Voltage                                                204,615               134,195               108,651
Other                                                       352,798               266,254               254,842
                                                         ----------              --------              --------
  Total                                                  $1,013,700              $832,423              $786,078
                                                         ==========              ========              ========
OPERATING INCOME:
Low Voltage                                              $   89,148              $ 83,835              $ 81,803
  Restructuring Charge                                         --                 (28,300)               --
High Voltage                                                 22,333                15,388                11,391
  Restructuring Charge                                         --                  (3,100)
Other                                                        43,349                35,049                39,058
Restructuring Charge                                          --                  (18,600)               --
                                                         ----------              --------              --------
  Segment Total                                             154,830                84,272               132,252
General corporate expenses                                  (14,247)              (14,031)              (14,326)
Interest expense                                             (6,074)               (3,386)                 (702)
Investment and other income, net                             11,426                14,639                13,454
                                                         ----------              --------              --------
  Income before income taxes                             $  145,935              $ 81,494              $130,678
                                                         ==========              ========              ========

                                                               1994                  1993                  1992
                                                               ----                  ----                  ----
ASSETS:
Low Voltage                                              $  270,506              $246,937              $245,960
High Voltage                                                204,159               109,205               112,405
Other                                                       233,118               156,757               148,372
General Corporate                                           333,786               361,399               299,951
                                                         ----------              --------              --------
  Total                                                  $1,041,569              $874,298              $806,688
                                                         ==========              ========              ========

CAPITAL EXPENDITURES:
Low Voltage                                              $   22,655              $  8,464              $ 10,481
High Voltage                                                 16,377                 8,657                 4,359
Other                                                        13,791                 6,397                 6,747
General Corporate                                               355                 1,605                 1,307
                                                         ----------              --------              --------
  Total                                                  $   53,178              $ 25,123              $ 22,894
                                                         ==========              ========              ========
DEPRECIATION AND AMORTIZATION:
Low Voltage                                              $   14,521              $ 15,968              $ 15,245
High Voltage                                                  7,497                 4,885                 3,753
Other                                                        10,746                 7,851                 6,466
General Corporate                                             1,247                 1,394                 1,349
                                                         ----------              --------              --------
  Total                                                  $   34,011              $ 30,098              $ 26,813
                                                         ==========              ========              ========


              Geographic Area
                                             1994          1993           1992
                                          ----------     ---------      --------
Net Sales:
United States                             $  957,740     $ 788,708      $742,490
International                                 55,960        43,715        43,588
                                          ----------     ---------      --------
  Total                                   $1,013,700     $ 832,423      $786,078
                                          ==========     =========      ========

Operating Income:
United States                                148,470     $ 132,150      $126,965
  Restructuring                                 --         (49,100)         --
International                                  6,360         2,122         5,287
  Restructuring                                 --            (900)         --
                                          ----------     ---------      --------
  Total                                   $  154,830     $  84,272      $132,252
                                          ==========     =========      ========

Assets:

United States                             $  999,567     $ 839,853      $774,682
International                                 42,002        34,445        32,006
                                          ----------     ---------      --------
  Total                                   $1,041,569     $ 874,298      $806,688
                                          ==========     =========      ========

Quarterly Financial Data (Unaudited)

The table below sets forth summarized quarterly financial data for the years ended December 31, 1994 and 1993 (in thousands, except per share amounts). Share data has been restated for the 5% common stock dividend declared in 1994:

                               First        Second       Third        Fourth
1994                           Quarter      Quarter      Quarter      Quarter
----                           --------     --------     --------     ---------
Net Sales                      $207,044     $261,935     $267,545     $277,176
Gross Profit                   $ 64,540     $ 77,737     $ 78,339     $ 84,404
Net Income                     $ 24,328     $ 26,459     $ 27,289     $ 28,457
Earnings Per Share             $   0.73     $   0.79     $   0.82     $   0.86


                               First        Second       Third        Fourth
1993                           Quarter      Quarter      Quarter      Quarter
----                           --------     --------     --------     ---------
Net Sales                      $198,017     $211,261     $211,464     $211,681
Gross Profit                   $ 63,727     $ 66,210     $ 64,581     $ 68,413
Restructuring Charge               --           --           --       $(50,000)
Net Income                     $ 24,025     $ 25,010     $ 23,388     $ (6,117)
Earnings Per Share             $   0.72     $   0.75     $   0.71     $  (0.18)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant (1)

           Information relative to Executive Officers appears on Page 44 of this report.

Item 11.   Executive Compensation (1)

Item 12.   Security Ownership of Certain Beneficial Owners and Management (1)

Item 13.   Certain Relationships and Related Transactions (1)

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.       Financial Statements and Schedules

Financial statements and schedules listed in the Index to Financial Statements and Schedules appearing on Page 47 are filed as part of this Annual Report on Form 10-K.

2.       Exhibits
         --------
         Number                     Description
         ------                     -----------
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

(1) The definitive proxy statement for the annual meeting of shareholders to be held on May 1, 1995, filed with the Commission on March 24, 1995, pursuant to Regulation 14A, is incorporated herein by reference.

         Exhibits - Continued
         Number                     Description
         ------                     -----------
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

         10b(1)+    Hubbell Incorporated 1973 Stock Option Plan for Key
                    Employees, as amended and restated effective May 2, 1994.
                    Exhibit 10b(1) of the registrant's report on Form 10-Q for the first quarter, 1994, filed on May 9, 1994, is incorporated by reference.

         10c+       Description of the Hubbell Incorporated, Post Retirement
                    Death Benefit Plan for Participants in the Supplemental
                    Executive Retirement Plan, as amended effective May 1, 1993.
                    Exhibit 10c of the registrant's report on Form 10-Q for the second quarter, 1993, filed on August 12, 1993, is incorporated herein by reference.

         10f        Hubbell Incorporated Deferred Compensation Plan for
                    Directors, as amended and restated effective June 20, 1991.
                    Exhibit 10f of the registrant's report on Form 10-Q for the second quarter, 1991, filed on August 7, 1991, is incorporated by reference.

         10g+ Hubbell Incorporated Incentive Compensation Plan, as amended and restated effective December 15, 1993. Exhibit 10g of the registrant's report on Form 10-K for the year 1993, filed on March 25, 1994, is incorporated by reference.

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

-------------------------------

+ This exhibit constitutes a management contract, compensatory plan, or arrangement

         Exhibits - Continued
         Number                     Description
         ------                     -----------
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

         11       Computation of earnings per share.

         21       Listing of significant subsidiaries.

         27       Financial Data Schedule (filed with electronic version only)

3.       Reports on Form 8-K

                  There were no reports on Form 8-K filed for the three months ended December 31, 1994.

---------------
+ This exhibit constitutes a management contract, compensatory plan, or arrangement

                  Executive Officers of the Registrant
                  ------------------------------------
         Name            Age(1)              Present Position                           Business Experience
         ----            ------              ----------------                           -------------------
G. Jackson Ratcliffe       58       Chairman of the Board, President   President and Chief Executive Officer since January 1, 1988;
                                    and Chief Executive Officer        Chairman of the Board since 1987; Executive Vice President -
                                                                       Administration 1983-1987; Senior Vice President-Finance and
                                                                       Law 1980-1983; Vice President, General Counsel and Secretary
                                                                       1974-1980.

Vincent R. Petrecca        54       Executive Vice President           Present position since January 1, 1988; Group Vice President
                                                                       1984-1987; Vice President and General Manager of the Wiring
                                                                       Device Division 1981-1984; Vice President and General Manager
                                                                       of the Lighting Division 1976-1981.

Harry B. Rowell, Jr.       53       Executive Vice President           Present position since January 1, 1988; Group Vice President
                                                                       1985-1987; Vice President Corporate Development and Planning
                                                                       1979-1985.

Thomas H. Pluff            47       Group Vice President               Present position since March 1989; Group Vice President -
                                                                       Burndy Corp. 1986-1989; Vice President, General Manager
                                                                       Electrical Group, Burndy Corp. 1982 - 1985.

Richard W. Davies          48       General Counsel and Secretary      Present position since 1987; Secretary since 1982; Assistant
                                                                       Secretary 1980-1982; Assistant General Counsel 1974-1987.

James H. Biggart, Jr.      42       Treasurer                          Present position since 1987; Assistant Treasurer 1986-1987;
                                                                       Director of Taxes 1984-1986; Arthur Andersen & Co. 1975-1984.

There is no family relationship between any of the above-named executive officers.

---------------

(1) As of March 17, 1995

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         HUBBELL INCORPORATED

By /s/ G.J. RATCLIFFE                                          3/14/95
  -------------------------                                    -------
    G. J. Ratcliffe                                             Date
   Chairman of the Board, President, Chief
      Executive Officer and Director

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ G.J. RATCLIFFE                                          3/14/95
  -------------------------                                    -------
    G. J. Ratcliffe                                             Date
   Chairman of the Board, President, Chief
      Executive Officer and Director

By /s/ H.B. ROWELL, JR.                                        3/14/95
  -------------------------                                    -------
    H. B. Rowell, Jr.                                           Date
   Executive Vice President
      (Chief Financial and Accounting Officer)

By /s/ E.R. BROOKS                                             3/14/95
  -------------------------                                    -------
    E. R. Brooks                                                Date
    Director

By /s/ G.W. EDWARDS, JR.                                       3/14/95
  -------------------------                                    -------
    G. W. Edwards, Jr.                                          Date
    Director

By /s/ R.N. FLINT                                              3/14/95
  -------------------------                                    -------
    R. N. Flint                                                 Date
    Director

By  /s/ J. S. HOFFMAN                                          3/14/95
  -------------------------                                    -------
    J. S. Hoffman                                               Date
    Director

By  /s/ H. G. MCDONELL                                         3/14/95
  -------------------------                                    -------
    H. G. McDonell                                              Date
    Director

By  /s/ A. MCNALLY IV                                          3/14/95
  -------------------------                                    -------
    A. McNally IV                                               Date
    Director

By  /s/ D. J. MEYER                                            3/14/95
  -------------------------                                    -------
    D. J. Meyer                                                 Date
    Director

By  /s/ J.A. URQUHART                                          3/14/95
  -------------------------                                    -------
    J. A. Urquhart                                              Date
    Director

By  /s/ M. WALLOP                                              3/14/95
  -------------------------                                    -------
    M. Wallop                                                   Date
    Director

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                         Form 10-K for
Financial Statements                                                      1994, Page:
--------------------                                                     -------------
         Report of Independent Accountants.............................       18

         Consolidated Balance Sheet at December 31, 1994 and 1993......       19

         Consolidated Statement of Income for the three years
         ended December 31, 1994.......................................       21

         Consolidated Statement of Cash Flows for the three years
         ended December 31, 1994.......................................       22

         Consolidated Statement of Changes in Shareholders' Equity
         for the three years ended December 31, 1994...................       23

         Statement of Accounting Policies..............................       24

         Notes to Consolidated Financial Statements....................       26

Financial Statement Schedules
-----------------------------
         Report of Independent Accountants
         on Financial Statement Schedules..............................       48

         Valuation and Qualifying Accounts and Reserves
         (Schedule VIII)...............................................       49

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Hubbell Incorporated

Our audits of the consolidated financial statements referred to in our report dated January 19, 1995 appearing on page 18 of this Form 10-K also included an audit of the Financial Statement Schedules listed in the index on page 47. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse  LLP
Stamford, Connecticut
January 19, 1995

                              HUBBELL INCORPORATED                 Schedule VIII
                                AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994
                                 (In thousands)

Reserves deducted in the balance sheet from the assets to which they apply:

                                                    Additions                         Deductions -
                                    Balance at     charged to       Acquisition      uncollectible      Balance
                                    beginning       to costs            of             accounts         at end
                                    of period     and expenses      businesses        written off      of period
                                    ----------    ------------      -----------      --------------    ---------
Allowances for doubtful
accounts receivable:

         Year 1992                     $2,733        $1,713            $291             ($1,397)         $3,340

         Year 1993                     $3,340        $1,845            $ 64             ($1,481)         $3,768

         Year 1994                     $3,768        $1,676            $ 77             ($  761)         $4,760

                                   EXHIBIT INDEX
                                   -------------

         Number                     Description
         ------                     -----------
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

         10b(1)+    Hubbell Incorporated 1973 Stock Option Plan for Key
                    Employees, as amended and restated effective May 2, 1994.
                    Exhibit 10b(1) of the registrant's report on Form 10-Q for the first quarter, 1994, filed on May 9, 1994, is incorporated by reference.

         10c+       Description of the Hubbell Incorporated, Post Retirement
                    Death Benefit Plan for Participants in the Supplemental
                    Executive Retirement Plan, as amended effective May 1, 1993.
                    Exhibit 10c of the registrant's report on Form 10-Q for the second quarter, 1993, filed on August 12, 1993, is incorporated herein by reference.

         10f        Hubbell Incorporated Deferred Compensation Plan for
                    Directors, as amended and restated effective June 20, 1991.
                    Exhibit 10f of the registrant's report on Form 10-Q for the second quarter, 1991, filed on August 7, 1991, is incorporated by reference.

         10g+ Hubbell Incorporated Incentive Compensation Plan, as amended and restated effective December 15, 1993. Exhibit 10g of the registrant's report on Form 10-K for the year 1993, filed on March 25, 1994, is incorporated by reference.

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

         11         Computation of earnings per share.

         21         Listing of significant subsidiaries.

         27         Financial Data Schedule (filed with electronic version only)

-------------------------------

+ This exhibit constitutes a management contract, compensatory plan, or arrangement