Form 10-Q
period 1995-03-31
HUBBELL INC
filed 1995-05-10
CIK 48898

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                    FORM 10Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended              MARCH 31, 1995
                                      ------------------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                   TO
                                      ------------------------------------------

Commission File Number                                1-2958
                       ---------------------------------------------------------


                              HUBBELL INCORPORATED
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              STATE OF CONNECTICUT                           06-0397030
- --------------------------------------------------------------------------------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                      Identification No.)


         584 DERBY MILFORD ROAD, ORANGE, CT                  06477
- --------------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)


                                 (203) 799-4100
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
- --------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X         NO
                                   -----          -----

The number of shares of registrant's classes of common stock outstanding as of May 3, 1995 were:

                    Class A ($.01 par value)       5,872,000

                    Class B ($.01 par value)      27,102,000

                              HUBBELL INCORPORATED
                         PART I - FINANCIAL INFORMATION

ITEM 1           FINANCIAL STATEMENTS

                           Consolidated Balance Sheet
                                   (Uaudited)
                                 (in thousands)

                                                                          March 31, 1995          December 31, 1994
                                                                          --------------          -----------------
ASSETS
Current Assets:
 Cash and temporary cash investments                                       $   53,091                 $   38,865
 Accounts receivable (net)                                                    147,804                    143,862
 Inventories                                                                  223,077                    224,088
 Prepaid taxes                                                                 32,116                     31,666
 Other                                                                          3,850                      6,425
                                                                           ----------                 ----------

TOTAL CURRENT ASSETS                                                          459,938                    444,906

Property, Plant and Equipment                                                 200,464                    201,968

Other Assets:
 Investments                                                                  209,963                    205,939
 Purchase price in excess of net assets of companies acquired (net)           140,570                    141,570
 Property held as investment                                                    8,696                     10,027
 Other                                                                         34,143                     37,159
                                                                           ----------                 ----------

                                                                           $1,053,774                 $1,041,569
                                                                           ==========                 ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Commercial paper and bank borrowings                                      $  141,057                 $  139,350
 Accounts payable                                                              31,934                     37,539
 Accrued salaries, wages and employee benefits                                 25,244                     26,287
 Accrued income taxes                                                          39,323                     28,332
 Dividends Payable                                                             14,043                     13,494
 Accrued restructuring charge                                                  14,000                     14,000
 Other accrued liabilities                                                     63,609                     73,071
                                                                           ----------                 ----------

TOTAL CURRENT LIABILITIES                                                     329,210                    332,073

Long-Term Debt                                                                  2,700                      2,700

Other Non-Current Liabilities                                                  85,226                     84,876

Deferred Income Taxes                                                          12,440                     12,924

Shareholders' Equity                                                          624,198                    608,996
                                                                           ----------                 ----------

See notes to consolidated financial statements                             $1,053,774                 $1,041,569
                                                                           ==========                 ==========

                              HUBBELL INCORPORATED
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                            THREE MONTHS ENDED
                                                                                MARCH, 31
                                                                                ----------

                                                                         1995                  1994
                                                                         ----                  ----
NET SALES                                                             $278,434              $207,044

Cost of goods sold                                                     197,934               142,504
                                                                      --------              --------

GROSS PROFIT                                                            80,500                64,540

Selling & administrative expenses                                       42,180                34,101
                                                                      --------              --------

OPERATING INCOME                                                        38,320                30,439
                                                                      --------              --------

OTHER INCOME (EXPENSE):

       Investment income                                                 4,003                 3,866
       Interest expense                                                 (2,213)                 (867)
       Other income (expense), net                                      (1,193)                 (562)
                                                                      --------              --------

TOTAL OTHER INCOME, NET                                                    597                 2,437
                                                                      --------              --------

INCOME BEFORE INCOME TAXES                                              38,917                32,876

Provision for income taxes                                              10,508                 8,548
                                                                      --------              --------

NET INCOME                                                            $ 28,409              $ 24,328
                                                                      ========              ========

EARNINGS PER SHARE                                                    $   0.85              $   0.73
                                                                      ========              ========

See notes to consolidated financial statements.

                              HUBBELL INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                           THREE MONTHS ENDED
                                                                                               MARCH, 31
                                                                                               ---------

CASH FLOWS FROM OPERATING ACTIVITIES                                                   1995                  1994
                                                                                       ----                  ----
Net income                                                                          $ 28,409              $ 24,328
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                                                       9,826                 8,326
   Deferred income taxes                                                                (934)                1,259
Changes in assets and liabilities, net of the effect of business acquisitions:
   (Increase)/Decrease in accounts receivable                                         (3,942)               (7,032)
   (Increase)/Decrease in inventories                                                  1,011                (1,867)
   (Increase)/Decrease in other current assets                                         2,575                 5,333
   Increase/(Decrease) in current liabilities (excluding dividends payable)           (5,119)                3,808
   Increase/(Decrease) in restructuring accruals                                      (2,915)               (3,273)
   (Increase)/Decrease in other, net                                                   6,355                    84
                                                                                    --------              --------
Net cash provided by operating activities                                             35,266                30,966
                                                                                    --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses                                                                ---                   ---
Additions to property, plant and equipment                                            (9,344)               (8,356)
Purchase of non-current investments                                                   (1,974)               (4,475)
Sale of non-current investments                                                           --                    --
Other, net                                                                             2,030                   555
                                                                                    --------              --------

Net cash used in investing activities                                                 (9,288)              (12,276)
                                                                                    --------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of dividends                                                                 (13,494)              (12,816)
Short-term borrowing                                                                   1,707                 8,100
Exercise of stock options                                                                 35                 1,259
                                                                                    --------              --------

Net cash provided (used) in financing activities                                     (11,752)               (3,457)
                                                                                    --------              ---------

Increase (Decrease) in cash and temporary cash investments                            14,226                15,233

CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period                                                                   38,865                44,231
                                                                                    --------              --------

End of period                                                                       $ 53,091              $ 59,464
                                                                                    ========              ========


See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (UNAUDITED)

1. Inventories are classified as follows:  (in thousands)

                                                                  March 31,               December 31,
                                                                    1995                      1994
                                                                    ----                      ----
Raw Material                                                     $ 77,409                   $ 79,065
Work-in-Process                                                    57,964                     59,035
Finished Goods                                                    137,262                    135,042
                                                                 --------                   --------

                                                                 $272,635                   $273,142
Excess of current
Production costs over
LIFO cost basis                                                    49,558                     49,054
                                                                 --------                   --------

                                                                 $223,077                   $224,088
                                                                 ========                   ========

2. Shareholders' Equity comprises: (in thousands)

                                                                  March 31,               December 31,
                                                                    1995                      1994
                                                                    ----                      ----
Common Stock, $.01 par value:

Class A-authorized 50,000,000 shares,
 outstanding 5,874,364 and 5,895,097 shares                      $     59                   $     59
Class B-authorized 150,000,000 shares,
 outstanding 27,098,867 and 27,056,945 shares                         271                        271
Additional paid-in-capital                                        427,554                    441,469
Retained earnings                                                 205,403                    176,994
Unrealized holding gains (losses) on securities                      (837)                    (2,147)
Cumulative translation adjustments                                 (8,252)                    (7,650)
                                                                 --------                   --------

                                                                 $624,198                   $608,996
                                                                 ========                   ========

3. On April 19, 1994, the Company acquired A.B. Chance Industries, Inc., a manufacturer of electrical apparatus, anchors, hardware, insulators, hot-line tools and other safety equipment. The acquisition was for $110 million in cash and was recorded under the purchase method of accounting. Accordingly, the results of operations for the acquired business has been included in the consolidated statement of income only from its acquisition date. Had the business been acquired on the first day of 1994 unaudited proforma net sales and net income for the period ending March 31, 1994 would have been $248,694,000 and $25,398,000 respectively. The proforma results are not necessarily indicative of the results that would have been obtained had the acquisition occurred on January 1, 1994, nor are they necessarily indicative of the results that may occur in the future.

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (UNAUDITED)


4. In the opinion of management, the information furnished in Part I-Financial Information on Form 10-Q reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial statements for the periods indicated.

5. The results of operations for the three month period ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

                              HUBBELL INCORPORATED
ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1995

                           A)   RESULTS OF OPERATIONS

Consolidated net sales increased by 34% due to the inclusion of A.B. Chance, Inc., which was acquired in April 1994; and generally higher sales levels throughout the Company's operating units with particularly strong growth reported by Bryant Electric, Premise Wiring, Raco and Lighting; combined with improved market conditions for the Pulsecom subsidiary. Operating income increased 26% on the higher sales volume. The rate of increase was moderated by inclusion of the A.B. Chance products which have a lower operating margin than the average for the Company's other businesses and the strong increases in lower margined electrical fittings and fluorescent lighting products.

Low voltage segment sales increased 14% on higher shipments of fluorescent lighting, industrial controls and wiring devices reflecting the improved economic conditions in the United States and Canada. Operating income increased 10% on higher sales which included a higher mix of lower margined products.

High voltage segment sales increased by more than 50% due to the inclusion of A.B. Chance which was acquired in 1994 and improved sales of power cable, test and measurement equipment, surge arresters and insulators. Profits increased on higher volume but at a lower rate than sales reflecting the lower-margined products of the acquired business.

Other industry segment sales increased more than 50% on higher shipments of fittings, switch and outlet boxes and wire management products combined with improved market conditions for telecommunication products. Operating income increased in line with sales growth.

Interest expense increased reflecting a higher level of short-term borrowing and higher interest rates. The effective tax rate for 1995 was 27% compared to 26% in the first quarter of 1994. Net income and earnings per share increased 16%, respectively, over last year.

The Company's restructuring program is proceeding according to management's plan. During the quarter, production start-up was initiated in the new manufacturing facility for the Kerite Company; the first phase of capacity expansion in Puerto Rico was completed and consolidation of warehousing and distribution operations is continuing. At March 31, 1995 the restructuring accrual balance was $25,024,000 of which $14,000,000 is classified as a current liability. Through March 31, 1995, cumulative costs charged to the restructuring accrual were $24,976,000 as follows (in thousands):

                            Personnel                  Plant & Equipment                     Total
                              Costs                          Costs
                                                             -----
                                                Relocation           Disposal
                                                ----------           --------
1993                         $ 4,456              $2,794              $   --                $ 7,250
1994                           7,550               2,036               5,225                 14,811
1995 Y-T-D                     2,122                 481                 312                  2,915
                             -------              ------              ------                -------
Cumulative                   $14,128              $5,311              $5,537                $24,976
                             =======              ======              ======                =======

                              HUBBELL INCORPORATED
                      B)   LIQUIDITY AND CAPITAL RESOURCES
                                 MARCH 31, 1995

At March 31, 1995, commercial paper and bank borrowings of $141,057,000 and long-term debt of $2,700,000 were 23% of shareholder's equity. Working capital was $130,728,000 and the current ratio was 1.4 to 1.

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION



  ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


       At the Annual Meeting of Shareholders held on May 1, 1995:

1. The following nine (9) individuals were elected directors of the Company for the ensuing year to serve until the next Annual Meeting of Shareholders of the Company and until their respective successors may be elected and qualified:

       NAME OF INDIVIDUAL                        VOTES FOR                      VOTES WITHHELD
       ------------------                        ---------                      --------------
       E. Richard Brooks                         126,036,049                       479,020
       George W. Edwards, Jr.                    126,030,005                       485,064
       Andrew McNally, IV                        126,110,653                       404,416
       Daniel J. Meyer                           126,047,861                       467,208
       Horace G. McDonell                        126,003,408                       511,661
       Joel S. Hoffman                           125,754,140                       760,929
       G. Jackson Ratcliffe                      126,113,444                       401,625
       John A. Urquhart                          126,070,054                       445,015
       Malcolm Wallop                            125,989,074                       525,995


2. Price Waterhouse was ratified as independent accountants to examine the annual financial statements for the Company for the year 1995 receiving 126,181,396 affirmative votes, 120,882 negative votes and 212,824 votes abstained.

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION


ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

11.    Computation of Earnings Per Share

27.    Financial Data Schedule (Electronic filings only)

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed for the three months ended March 31, 1995.





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HUBBELL INCORPORATED



Dated: May 10, 1995                     /s/ Harry B. Rowell, Jr.
      ------------                      ----------------------------------------
                                        Harry B. Rowell, Jr.
                                        Executive Vice President
                                        (Chief Financial and Accounting Officer)

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.                      Description
- -------                    -----------

  11.        Computation of Earnings Per Share

  27.        Financial Data Schedule (Electronic filings only)