Form 10-Q
period 1995-06-30
HUBBELL INC
filed 1995-08-10
CIK 48898

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                    FORM 10Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended                 JUNE 30, 1995

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from                                   TO


Commission File Number                                        1-2958


                              HUBBELL INCORPORATED
             (Exact name of registrant as specified in its charter)


         STATE OF CONNECTICUT                                  06-0397030
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)


   584 DERBY MILFORD ROAD, ORANGE, CT                        06477
   (Address of principal executive offices)                  (Zip Code)


                                 (203) 799-4100
              (Registrant's telephone number, including area code)


                                      N/A
  (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES    X                     NO
                           -----                       -----

The number of shares of registrant's classes of common stock outstanding as of August 7, 1995 were:

               Class A ($.01 par value)         5,799,000

               Class B ($.01 par value)        27,120,000

                              HUBBELL INCORPORATED
                         PART I - FINANCIAL INFORMATION
ITEM 1
                              FINANCIAL STATEMENTS
                           Consolidated Balance Sheet
                                   (Unaudited)
                                 (in thousands)

                                                                                 June 30, 1995     December 31, 1994
                                                                                 -------------     -----------------
ASSETS
Current Assets:
 Cash and temporary cash investments                                               $   68,804         $   38,865
 Accounts receivable (net)                                                            152,540            143,862
 Inventories                                                                          229,985            224,088
 Prepaid taxes                                                                         30,580             31,666
 Other                                                                                  4,020              6,425
                                                                                   ----------         ----------

TOTAL CURRENT ASSETS                                                                  485,929            444,906

Property, Plant and Equipment (net)                                                   200,333            201,968

Other Assets:
 Investments                                                                          174,414            205,939
 Purchase price in excess of net assets of companies acquired (net)                   139,653            141,570
 Property held as investment                                                            8,114             10,027
 Other                                                                                 32,257             37,159
                                                                                   ----------         ----------

                                                                                   $1,040,700         $1,041,569
                                                                                   ==========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Commercial paper and bank borrowings                                              $  121,334         $  139,350
 Accounts payable                                                                      32,611             37,539
 Accrued salaries, wages and employee benefits                                         27,839             26,287
 Accrued income taxes                                                                  23,455             28,332
 Dividends Payable                                                                     15,484             13,494
 Accrued restructuring charge                                                          12,000             14,000
 Other accrued liabilities                                                             69,962             73,071
                                                                                   ----------         ----------

TOTAL CURRENT LIABILITIES                                                             302,685            332,073

Long-Term Debt                                                                          2,700              2,700

Other Non-Current Liabilities                                                          85,048             84,876

Deferred Income Taxes                                                                  12,249             12,924

Shareholders' Equity                                                                  638,018            608,996
                                                                                   ----------         ----------

                                                                                   $1,040,700         $1,041,569
                                                                                   ==========         ==========

See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                       JUNE 30,                         JUNE 30,
                                                                       --------                         --------
                                                                  1995             1994             1995        1994
                                                                  ----             ----             ----        ----
NET SALES                                                     $295,006          $261,935        $573,440        $468,979

Cost of goods sold                                             211,024           184,198         408,958         326,701
                                                              --------          --------        --------        --------

GROSS PROFIT                                                    83,982            77,737         164,482         142,278

Selling & administrative expenses                               43,179            42,546          85,359          76,647
                                                              --------            ------        --------        --------

OPERATING INCOME                                                40,803            35,191          79,123          65,631
                                                              --------            ------        --------        --------

OTHER INCOME (EXPENSE):

Investment income                                                4,230             3,553           8,233           7,420
Interest expense                                                (2,370)           (1,423)         (4,583)         (2,290)
Other income  (expense), net                                    (1,462)             (625)         (2,655)         (1,188)
                                                              --------          --------        --------        --------

TOTAL OTHER INCOME, NET                                            398             1,505             995           3,942
                                                              --------          --------        --------        --------

INCOME BEFORE INCOME TAXES                                      41,201            36,696          80,118          69,573

Provision for income taxes                                      11,124            10,237          21,632          18,785
                                                              --------          --------        --------        --------

NET INCOME                                                    $ 30,077          $ 26,459        $ 58,486        $ 50,788
                                                              ========          ========        ========        ========

EARNINGS PER SHARE                                            $   0.90          $   0.79        $   1.76        $   1.53
                                                              ========          ========        ========        ========




See notes to consolidated financial statements.

                              HUBBELL INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                          --------
CASH FLOWS FROM OPERATING ACTIVITIES                                                   1995          1994
                                                                                     --------      --------
Net income                                                                           $ 58,486     $  50,788
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                                                         20,071        18,688
 Deferred income taxes                                                                    411         1,993
Changes in assets and liabilities, net of the effect of business acquisitions:
 (Increase)/Decrease in accounts receivable                                            (8,678)      (11,329)
 (Increase)/Decrease in inventories                                                    (5,897)      (10,158)
 (Increase)/Decrease in other current assets                                            2,405         6,022
 Increase/(Decrease) in current liabilities (excluding dividends payable)             (11,359)          619
 Increase/(Decrease) in restructuring accruals                                         (5,435)       (4,614)
 (Increase)/Decrease in other, net                                                      8,330         1,054
                                                                                     --------     ---------
Net cash provided by operating activities                                              58,334        53,063
                                                                                     --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses                                                                 ---      (110,000)
Additions to property, plant and equipment                                            (18,161)      (26,445)
Purchase of non-current investments                                                    (1,860)       (6,455)
Sale of non-current investments                                                        36,635        50,606
Other, net                                                                              2,734          (312)
                                                                                     --------     ---------
Net cash used in investing activities                                                  19,348       (92,606)
                                                                                     --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of dividends                                                                  (27,673)      (25,658)
Commercial paper borrowings (repayment)                                               (18,016)       40,800
Exercise of stock options                                                               1,790         1,528
Acquisition of treasury shares                                                         (3,844)          ---
                                                                                     --------     ---------
Net cash provided (used) in financing activities                                      (47,743)       16,670
                                                                                     --------     ---------
Increase (Decrease) in cash and temporary cash investments                             29,939       (22,873)

CASH AND TEMPORARY CASH INVESTMENTS

Beginning of period                                                                    38,865        44,231
                                                                                     --------     ---------
End of period                                                                        $ 68,804     $  21,358
                                                                                     ========     =========

See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)

  1. Inventories are classified as follows:  (in thousands)

                                                                    June 30,        December 31,
                                                                      1995              1994
                                                                      ----              ----
  Raw Material                                                     $ 79,705           $ 79,065
  Work-in-Process                                                    59,580             59,035
  Finished Goods                                                    142,305            135,042
                                                                   --------           --------

                                                                    281,590            273,142
  Excess of current
  Production costs over
  LIFO cost basis                                                    51,605             49,054
                                                                   --------           --------

                                                                   $229,985           $224,088
                                                                   ========           ========

  2. Shareholders' Equity comprises: (in thousands)

                                                                    June 30,        December 31,
                                                                      1995             1994
                                                                      ----             ----
  Common Stock, $.01 par value:
  Class A-authorized 50,000,000 shares,
     outstanding 5,831,381 and 5,895,097 shares                    $     58         $     59
  Class B-authorized 150,000,000 shares,
     outstanding 27,110,456 and 27,056,945 shares                       271              271
  Additional paid-in-capital                                        439,417          441,469
  Retained earnings                                                 205,817          176,994
  Unrealized holding gains (losses) on securities                      (200)          (2,147)
  Cumulative translation adjustments                                 (7,345)          (7,650)
                                                                   --------         --------

                                                                   $638,018         $608,996
                                                                   ========         ========

3. On April 19, 1994, the Company acquired A.B. Chance Industries, Inc., a manufacturer of electrical apparatus, anchors, hardware, insulators, hot-line tools and other safety equipment. The acquisition was for $110 million in cash and was recorded under the purchase method of accounting. Accordingly, the results of operations for the acquired business has been included in the consolidated statement of income only from its acquisition date. Had the business been acquired on the first day of 1994 unaudited proforma net sales and net income for the year-to-date period ending June 30, 1994 would have been $510,630,000 and $51,847,000, respectively. The proforma results are not necessarily indicative of the results that would have been obtained had the acquisition occurred on January 1, 1994, nor are they necessarily indicative of the results that may occur in the future.

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)

4. Share data for all periods has been adjusted to reflect the 5% stock dividend paid on February 3, 1995 to shareholders of record on January 13, 1995.

5. In the opinion of management, the information furnished in Part I-Financial Information on Form 10-Q reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial statements for the periods indicated.

6. The results of operations for the three and six months period ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

                            HUBBELL INCORPORATED
ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               JUNE 30, 1995

                            RESULTS OF OPERATIONS

       Consolidated net sales for the second quarter of 1995 increased by 13% as substantially all operating units reported increases with particularly strong growth for the Lighting, Industrial Controls, Ohio Brass, Pulsecom and Premise Wiring businesses. The sales growth primarily reflects the improved economic conditions in the United States and Canadian markets from a year ago. Operating income increased 16% on the higher sales volume and the benefit of improved operating efficiencies from the Company's restructuring program which more than offset the increased costs for materials. Year-to-date net sales and operating income increased by 22% and 21%, respectively, on generally improved market conditions and the inclusion for the full six months of 1995 of A.B. Chance which was acquired in April 1994. The inclusion of A.B. Chance was approximately four percentage points of the increases, respectively.

       Low Voltage segment sales for the second quarter increased 12% reflecting the improved market conditions in the United States and Canada. While all product lines in the segment showed improvement, fluorescent lighting and industrial controls were particularly strong. Operating profits increased 8% on higher sales which include a higher mix of lower margined products. Year-to-date net sales and operating profits increased by 13% and 11%, respectively, as sales during the second quarter continued to increase but at a marginally lower rate than the first quarter.

       For the quarter, High Voltage segment sales increased 5% on higher sales of power cables, surge arresters and insulators and moderate improvement in other product lines. Operating profits increased 9% on higher sales volumes and benefits from the realignment of administrative and sales functions within the segment. Year-to-date sales increased 29% and operating profits increased 16% from the inclusion of A.B. Chance high voltage products since its acquisition in April 1994, and moderate growth in all product lines.

       Other industry segment sales increased 18% for the quarter on improved shipments in almost all categories with especially strong improvements in telecommunications and wire management products. Operating profits increased 31% on the improved sales volume of higher margined telecommunications products and improved operating efficiencies. Year-to-date sales and operating profits increased by over 30% on improved market conditions and inclusion, from the acquisition of A.B. Chance, products used in building and maintenance of electric power and telephone lines.

       On a year-to-date basis, sales through the Company's International based subsidiaries increased 38% on the strong performance of the Canadian business and inclusion of A.B. Chance's foreign operations which accounted for ten percentage points of the increase. Sales from our subsidiaries in Asia and Europe were slightly ahead of last year while Mexican shipments declined due to the economic recession brought on by the devaluation of the peso. Operating income increased on the higher sales volume and operating efficiencies of the restructured Canadian operation. As a percentage of total consolidated sales, International subsidiaries were 6% in 1995 and 1994 with the Canadian market representing approximately 60% of international sales.

                             HUBBELL INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 JUNE 30, 1995



       Interest income, year-to-date, increased as a result of higher interest rates. Interest expense increased due to a higher average level of commercial paper outstanding during the first three months of 1995 combined with higher interest rates. The increase in other expenses is due to the costs associated with the expansion of the corporate owned life insurance program to include the A.B. Chance operations. The effective tax rate for 1995 is 27%. In the second quarter of 1994, the effective tax rate was increased to 27% due to the impact of the acquisition of A.B. Chance with its higher effective tax rate. The Company's tax rate benefits from the lower taxes on earnings in its Puerto Rico operations and continued emphasis on generating tax-exempt income. Net income and earnings per share for the second quarter increased 14%, respectively, while the year-to-date increase was 15%, respectively.

       The Company's restructuring program is proceeding according to management's plan. During the quarter, the second phase of capacity expansion in Puerto Rico to accommodate plastic molding began; transfer of equipment and operations into the new facility in Juarez, Mexico also began and consolidation of warehousing and distribution operations is continuing. With the high level of business activity, certain operational realignments have taken somewhat longer than originally planned to minimize any adverse impact on customer service. At June 30, 1995, the restructuring accrual balance was $22,504,000 of which $12,000,000 is classified as current liability. Through June 30, 1995, cumulative costs charged to the restructuring accrual were $27,496,000 as follows (in thousands):

                     Personnel                Plant & Equipment                Total
                                        Relocation           Disposal
                                        ----------           --------
1993                  $ 4,456             $2,794              $  ---          $ 7,250
1994                    7,550              2,036               5,225           14,811
1995 Y-T-D              2,650              1,566               1,219            5,435
                      -------             ------              ------          -------
Cumulative            $14,656             $6,396              $6,444          $27,496
                      =======             ======              ======          =======

       Personnel costs include non-cash charges for early retirement programs which have been reclassified to the Company's pension liability -- $2,040,000 in 1995 and cumulatively $7,296,000 since inception of the restructuring program.

                              HUBBELL INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 JUNE 30, 1995

                       LIQUIDITY AND CAPITAL RESOURCES

       At June 30, 1995, the Company's financial position remained strong with working capital of $183.2 million and a current ratio of 1.6 to 1.

       Net cash provided by operations was comparable to prior periods and has been more than sufficient to fund increased working capital in support of
higher sales.   Depreciation and amortization has increased reflecting the acquisition of A.B. Chance and a higher level of depreciable assets. As sales volumes increased, accounts receivable increased accordingly. To support service levels, inventories have also increased.

       Selected portfolio securities with low dividend yields were liquidated for $36.6 million which approximated carrying value. Commercial paper borrowings have been reduced by $18.0 million since December 31, 1994. The total of commercial paper and long term debt at June 30, 1995, was 19.4% of shareholders equity. On June 14, 1995, the Board of Directors increased the common stock dividend per share to an annual rate of $1.88 or $.47 per quarter, an increase of 9.3% over the former cash payment rate of $1.72 or $.43 per quarter.

        The Company believes that currently available cash, borrowing facilities, and its ability to increase its credit lines if needed, combined with internally generated funds should be more than sufficient to fund capital expenditures as well as any increase in working capital that would be required to accommodate a higher level of business activity.

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

11.  Computation of Earnings Per Share

27.  Financial Data Schedule (Electronic filings only)

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed for the three months ended June 30, 1995.





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HUBBELL INCORPORATED



Dated: August 10, 1995                  /s/ Harry B. Rowell, Jr.
       ---------------                  ----------------------------------------
                                        Harry B. Rowell, Jr.
                                        Executive Vice President
                                        (Chief Financial and Accounting Officer)

                                EXHIBIT INDEX


11.  Computation of Earnings Per Share

27.  Financial Data Schedule (Electronic filings only)