Form 10-Q
period 1995-09-30
HUBBELL INC
filed 1995-11-13
CIK 48898

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                    FORM 10Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended           SEPTEMBER 30, 1995
                                        ---------------------------------------

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from                          TO
                                           ------------------------------------


Commission File Number                                   1-2958
                      ---------------------------------------------------------


                            HUBBELL INCORPORATED
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                 STATE OF CONNECTICUT                  06-0397030
-------------------------------------------------------------------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                Identification No.)


         584 DERBY MILFORD ROAD, ORANGE, CT            06477
-------------------------------------------------------------------------------
         (Address of principal executive offices)      (Zip Code)


                               (203) 799-4100
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


                                     N/A
-------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES         X                     NO
                             ---------                         ---------

The number of shares of registrant's classes of common stock outstanding as of November 7, 1995 were:

                      Class A ($.01 par value) 5,784,000

                     Class B ($.01 par value) 27,127,000

                              HUBBELL INCORPORATED
                         PART I - FINANCIAL INFORMATION
ITEM 1
                              FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      September 30 , 1995   December 31, 1994
                                                                      -------------------   -----------------
ASSETS
------
Current Assets:
  Cash and temporary cash investments                                       $  76,120         $   38,865
  Accounts receivable (net)                                                   146,202            143,862
  Inventories                                                                 234,004            224,088
  Prepaid taxes                                                                30,671             31,666
  Other                                                                         3,719              6,425
                                                                            ---------         ----------

TOTAL CURRENT ASSETS                                                          490,716            444,906

Property, Plant and Equipment (net)                                           201,133            201,968

Other Assets:
  Investments                                                                 178,793            205,939
  Purchase price in excess of net assets of companies acquired (net)          138,692            141,570
  Property held as investment                                                   8,271             10,027
  Other                                                                        30,533             37,159
                                                                            ---------         ----------

                                                                          $ 1,048,138         $1,041,569
                                                                          ===========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Commercial paper and bank borrowings                                      $ 107,866         $  139,350
  Accounts payable                                                             30,196             37,539
  Accrued salaries, wages and employee benefits                                28,712             26,287
  Accrued income taxes                                                         28,653             28,332
  Dividends payable                                                            15,487             13,494
  Accrued restructuring charge                                                 12,000             14,000
  Other accrued liabilities                                                    73,390             73,071
                                                                           ----------         ----------

TOTAL CURRENT LIABILITIES                                                     296,304            332,073

Long-Term Debt                                                                  2,700              2,700

Other Non-Current Liabilities                                                  83,013             84,876


Deferred Income Taxes                                                          14,377             12,924


Shareholders' Equity                                                          651,744            608,996
                                                                             --------         ----------

                                                                          $ 1,048,138         $1,041,569
                                                                          ===========         ==========


See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                                 -------------                       -------------

                                               1995             1994             1995             1994
                                               ----             ----             ----             ----
NET SALES                                  $286,968        $ 267,545        $ 860,408        $ 736,524

Cost of goods sold                          200,573          189,206          609,530          515,908
                                            -------          -------          -------          -------

GROSS PROFIT                                 86,395           78,339          250,878          220,616

Selling & administrative expenses            43,408           41,998          128,768          118,645
                                             ------           ------          -------        ---------

OPERATING INCOME                             42,987           36,341          122,110          101,971
                                             ------           ------         --------        ---------

OTHER INCOME (EXPENSE):

     Investment income                        3,988            3,411           12,221           10,831
     Interest expense                        (1,949)          (1,716)          (6,532)         ( 4,006)
     Other income  (expense), net            (1,601)            (655)          (4,256)          (1,843)
                                            --------       ----------        ---------      -----------

TOTAL OTHER INCOME, NET                         438            1,040            1,433            4,982
                                           --------         --------         --------       ----------

INCOME BEFORE INCOME TAXES                   43,425           37,381          123,543          106,953

Provision for income taxes                   11,725           10,092           33,357           28,877
                                           --------           ------          -------       ----------

NET INCOME                                 $ 31,700         $ 27,289          $90,186        $  78,076
                                           ========         ========          =======        =========

EARNINGS PER SHARE                        $    0.95        $    0.82       $     2.70       $     2.34
                                          =========        =========       ==========       ==========



See notes to consolidated financial statements.

                              HUBBELL INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                             -------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                     1995               1994
------------------------------------                                                 ------------     --------------
Net income                                                                             $  90,186         $  78,076
Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation and amortization                                                           29,923            28,243
  Deferred income taxes                                                                    2,448             2,299
Changes in assets and liabilities, net of the effect of business acquisitions:
  (Increase)/Decrease in accounts receivable                                              (2,340)          (11,009)
  (Increase)/Decrease in inventories                                                      (9,916)          (11,841)
  (Increase)/Decrease in other current assets                                              2,706             5,915
  Increase/(Decrease) in current liabilities (excluding dividends payable)                (4,275)              941
  Increase/(Decrease) in restructuring accruals                                           (7,726)            6,342
  (Increase)/Decrease in other, net                                                        9,921             2,554
                                                                                    ------------        ----------
Net cash provided by operating activities                                                110,927            88,836
                                                                                    ------------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Acquisition of businesses                                                                                 (110,000)
Additions to property, plant and equipment                                               (27,896)          (39,460)
Purchase of non-current investments                                                       (6,147)           (9,624)
Sale of non-current investments                                                           36,693            50,606
Other, net                                                                                 1,801              (821)
                                                                                  --------------        ----------

Net cash used in investing activities                                                      4,451          (109,299)
                                                                                 ---------------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Payment of dividends                                                                     (43,157)          (39,134)
Commercial paper borrowings (repayments)                                                 (31,484)           48,180
Exercise of stock options                                                                  2,310             2,082
Acquisition of treasury shares                                                            (5,792)              ---
                                                                                         ---------    ------------

Net cash provided (used) in financing activities                                         (78,123)           11,128
                                                                                        ----------      ----------

Increase (Decrease) in cash and temporary cash investments                                37,255            (9,335)

CASH AND TEMPORARY CASH INVESTMENTS
-----------------------------------

Beginning of period                                                                       38,865            44,231
                                                                                       ---------          --------

End of period                                                                         $   76,120         $  34,896
                                                                                      ==========         =========

See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)

 1. Inventories are classified as follows:  (in thousands)

                                                                 SEPTEMBER 30,             DECEMBER 31,
                                                                     1995                      1994
                                                                     ----                      ----
 Raw Material                                                       $ 83,085              $     79,065
 Work-in-Process                                                      59,208                    59,035
 Finished Goods                                                      144,315                   135,042
                                                                    --------                ----------

                                                                     286,608                   273,142
 Excess of current
 Production costs over
 LIFO cost basis                                                      52,604                    49,054
                                                                     -------               -----------

                                                                  $  234,004                $  224,088
                                                                  ==========                ==========

 2. Shareholders' Equity comprises: (in thousands)

                                                                 SEPTEMBER 30,             DECEMBER 31,
                                                                     1995                      1994
                                                                     ----                      ----
 Common Stock, $.01 par value:
 -----------------------------
 Class A-authorized 50,000,000 shares,
    outstanding 5,797,220 and 5,895,097 shares                   $         58             $         59
 Class B-authorized 150,000,000 shares,
    outstanding 27,126,470 and 27,056,945 shares                          271                      271
 Additional paid-in-capital                                           438,590                  441,469
 Retained earnings                                                    220,030                  176,994
 Unrealized holding gains (losses) on securities                         ---                    (2,147)
 Cumulative translation adjustments                                    (7,205)                  (7,650)
                                                                  -------------               ---------

                                                                   $  651,744               $  608,996
                                                                   ==========               ==========

 3. On April 19, 1994, the Company acquired A.B. Chance Industries, Inc., a manufacturer of electrical apparatus, anchors, hardware, insulators, hot-line tools and other safety equipment. The acquisition was for $110 million in cash and was recorded under the purchase method of accounting. Accordingly, the results of operations for the acquired business has been included in the consolidated statement of income only from its acquisition date. Had the business been acquired on the first day of 1994 unaudited proforma net sales and net income for the year-to-date period ending September 30, 1994 would have been $778,174,000 and $79,135,000 respectively. The proforma results are not necessarily indicative of the results that would have been obtained had the acquisition occurred on January 1, 1994, nor are they necessarily indicative of the results that may occur in the future.

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)

 4. Share data for all periods has been adjusted to reflect the 5% stock dividend paid on February 3, 1995 to shareholders of record on January 13, 1995.

 5. Subsequent Event -- On October 3, 1995, the Company completed a public debt offering. The offering consisted of $100,000,000 of 6 5/8% notes due October 1, 2005. The proceeds from the offering were used to reduce the oustanding amount of commercial paper.

 6. In the opinion of management, the information furnished in Part I-Financial Information on Form 10-Q reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial statements for the periods indicated.

 7. The results of operations for the three and nine months period ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

                              HUBBELL INCORPORATED
 ITEM 2                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1995

                             RESULTS OF OPERATIONS

      Consolidated net sales for the third quarter of 1995 increased by 7% as substantially all operating units reported increases with particularly strong growth for the Lighting, Industrial Controls, Ohio Brass, Pulsecom and Premise Wiring businesses. The sales growth primarily reflects the improved economic conditions in the United States and Canadian markets from a year ago.
Operating income increased 18% on the higher sales volume and the benefit of improved operating efficiencies from the Company's restructuring program. Year-to-date net sales and operating income increased by 17% and 20%, respectively, on generally improved market conditions and the inclusion for the full nine months of 1995 of A.B. Chance which was acquired in April 1994. The inclusion of A.B. Chance was approximately four percentage points of the increases, respectively.

      Low Voltage segment sales for the third quarter increased 8% reflecting the improved market conditions in the United States and Canada. While all product lines in the segment showed improvement, fluorescent lighting and industrial controls were particularly strong. Operating profits increased 9% on higher sales which include a higher mix of lower margined products. Year-to-date net sales and operating profits increased by 13% and 14%, respectively, as sales during the third quarter continued to increase but at a marginally lower rate than the first and second quarters.

      For the quarter, High Voltage segment sales were essentially even with last year as the higher sales of power cables, surge arresters and insulators offset a decline in test and measurement equipment. Operating profits increased 10% on higher operating volumes, benefits from the realignment of administrative and sales functions within the segment, and improved
manufacturing efficiencies in power cables.   Year-to-date sales increased 19%
and operating profits increased 13% from the inclusion of A.B. Chance high voltage products since its acquisition in April 1994, and moderate growth in all product lines.

      Other industry segment sales increased 11% for the quarter on improved shipments in almost all categories with especially strong improvements in telecommunications and wire management products. Operating profits increased 34% on the improved sales volume of higher margined telecommunications products and improved operating efficiencies. Year-to-date sales and operating profits increased by over 20% on improved market conditions and the inclusion products used in the building and maintenance of electric power and telephone lines.

      On a year-to-date basis, sales through the Company's International based subsidiaries increased 29% on the strong performance of the Canadian business and inclusion of A.B. Chance's foreign operations. Sales from our subsidiaries in Asia and Europe were slightly ahead of last year while Mexican shipments declined due to the economic recession brought on by the devaluation of the peso. Operating income increased on the higher sales volume and operating efficiencies of the restructured Canadian operation. As a percentage of total consolidated sales, International subsidiaries were 6% in 1995 and 1994 with the Canadian market representing approximately 60% of international sales.

                              HUBBELL INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              SEPTEMBER  30, 1995


      Interest income, year-to-date, increased as a result of higher interest rates. Interest expense increased due to a higher average level of commercial paper outstanding during the first three months of 1995 combined with higher interest rates. The increase in other expenses is due to the costs associated with the expansion of the corporate owned life insurance program to include the A.B. Chance operations. The effective tax rate for 1995 is 27%. In the second quarter of 1994, the effective tax rate was increased to 27% due to the impact of the acquisition of A.B. Chance with its higher effective tax rate. The Company's tax rate benefits from the lower taxes on earnings in its Puerto Rico operations and continued emphasis on generating tax-exempt income. Net income and earnings per share for the third quarter increased 16% and the year-to-date comparisons also increased by 16%.

      The Company's restructuring program is proceeding according to management's plan. During the quarter, the second phase of capacity expansion in Puerto Rico to accommodate plastic molding began; transfer of equipment and operations into the new facility in Juarez, Mexico also began and consolidation of warehousing and distribution operations is continuing. With the high level of business activity, certain operational realignments have taken somewhat longer than originally planned to minimize any adverse impact on customer service. At September 30, 1995, the restructuring accrual balance was $20,213,000 of which $12,000,000 is classified as a current liability. Through September 30, 1995, cumulative costs charged to the restructuring accrual were $29,787,000 as follows (in thousands):

                              Personnel                Plant & Equipment Costs
                                Costs             Relocation             Disposal                      Total
                                -----             ----------             --------                      -----
 1993                          $ 4,456              $ 2,794           $       ---                    $  7,250
 1994                            7,550                2,036                 5,225                      14,811
 1995 Y-T-D                      3,166                3,118                 1,442                       7,726
                               -------               ------                ------                       -----
 Cumulative                    $15,172             $  7,948             $   6,667                     $29,787
                               =======             ========             =========                     =======

      Personnel costs include non-cash charges for early retirement programs which have been reclassified to the Company's pension liability -- $2,040,000 in 1995 and cumulatively $7,296,000 since inception of the restructuring program.

                              HUBBELL INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              SEPTEMBER  30, 1995
                        LIQUIDITY AND CAPITAL RESOURCES


      At September 30, 1995, the Company's financial position remained strong with working capital of $194.4 million and a current ratio of 1.7 to 1.

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

      Selected portfolio securities with low dividend yields were liquidated during the second quarter of 1995 for $36.6 million which approximated carrying value. Commercial paper borrowings have been reduced by $31.5 million since December 31, 1994. The total of commercial paper and long term debt at September 30, 1995, was 17.0% of shareholders equity. As referred to in the subsequent event note, the Company issued on October 3, 1995, $100.0 million of ten year notes with a coupon interest rate of 6 5/8%. The proceeds from the offering were used to reduce the amount of outstanding commercial paper.

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


 ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

 EXHIBITS

 11.   Computation of Earnings Per Share

 27.   Financial Data Schedule (Electronic filings only)

 REPORTS ON FORM 8-K

 There were no reports on Form 8-K filed for the three months ended September 30, 1995.





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HUBBELL INCORPORATED


 Dated:   November 10, 1995           /s/  Harry B. Rowell, Jr.
         ------------------           ---------------------------
                                      Harry B. Rowell, Jr.
                                      Executive Vice President
                                      (Chief Financial and Accounting Officer)

                                EXHIBIT INDEX
                                -------------

 EXHIBIT
   NO.                        DESCRIPTION
 -------                      -----------

  11.           Computation of Earnings Per Share

  27.           Financial Data Schedule (Electronic filings only)