Form 10-K405
period 1995-12-31
HUBBELL INC
filed 1996-03-27
CIK 48898

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1996 was $1,969,864,700*. The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of March 15, 1996 was 5,771,196 and 27,174,057, respectively.

                       Documents Incorporated by Reference

         The definitive proxy statement for the proposed annual meeting of stockholders to be held on May 6, 1996, filed with the Commission on March 27, 1996 - Part III.

---------------

   * Calculated by excluding all shares held by executive Officers and Directors of Registrant and the Roche Trust, the Hubbell Trust and the Harvey Hubbell Foundation, without conceding that all such persons are "affiliates" of registrant for purpose of the Federal Securities Laws.

                                     PART I
Item 1.          Business

Hubbell Incorporated (herein referred to as "Hubbell", the "Company" or the "registrant", which references shall include its divisions and subsidiaries as the context may require) was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. For over a century, Hubbell has manufactured and sold high quality electrical and electronic products for a broad range of commercial, industrial, telecommunications, and utility applications. Since 1961, Hubbell has expanded its operations into other areas of the electrical industry and related fields. Hubbell products are now manufactured or assembled by nineteen divisions and subsidiaries at twenty-eight locations in the United States, Canada, Puerto Rico, Mexico, United Kingdom and Singapore. Hubbell also participates in joint ventures with partners in Germany and Taiwan, and maintains sales offices in Malaysia, Hong Kong, Mexico, South Korea, and the Middle East.

Hubbell is primarily engaged in the engineering, manufacture and sale of electrical and electronic products. These products can be divided into three general segments: products primarily used in low-voltage applications, products primarily used in high-voltage applications and products that either are not directly related to the electrical business, or, if related, cannot be clearly classified on a voltage application basis. Hubbell defines "low-voltage" as being 600 volts and less and "high-voltage" as greater than 600 volts. Reference is made to page 39 for information relative to Industry Segment and Geographic Area Information for 1995, 1994 and 1993.

On January 2, 1996, Hubbell acquired from Square D Company the assets of the Anderson Electrical Connectors business ("Anderson"). Anderson, with facilities in Elkton, Tennessee, and Leeds and Clanton, Alabama, manufactures and sells electrical connectors and associated hardware including pole line, line and tower hardware, compression crimping tools and accessories, mechanical and compression connectors, suspension clamps, terminals, supports, couplers, and tees for utility distribution and transmission systems and substations, and industry.

On January 31, 1996, Hubbell acquired the stock of Gleason Reel Corp. ("Gleason"). Gleason, with a facility located in Mayville, Wisconsin, manufactures and sells industrial-quality electric cable management products including cable and hose reels, protective steel and nylon cable traks (cable and hose carriers) and cable festooning hardware, highly engineered container crane reels and festoons for the international market, slip rings, and a new line of ergonomic tool support systems (workstation accessories and components such as balancers, retractors, torque reels, and column, tool support, boom and jib kits).

                    PRODUCTS USED IN LOW-VOLTAGE APPLICATIONS

Electrical Wiring Devices

The Wiring Device Division of Hubbell specializes in the manufacture and sale of highly durable and reliable wiring devices which are supplied principally to industrial and commercial customers. These products, comprising several thousand catalog items, include plugs, receptacles (including surge suppressor units), wall outlets, connectors, adapters, floor boxes and switches (including passive infrared motion sensing switches).

The Wiring Device Division's pin-and-sleeve devices built to IEC (International Electrotechnical Commission) standards have incorporated improved water and dust-tight construction and impact resistance. Switch and receptacle wall plates feature proprietary thermoplastic materials offering high impact resistance and durability, and are available in a variety of colors. Delivery systems, including the system PDC (under carpet cable systems for power, data and communications distribution), provide efficiency and flexibility in both initial installation and remodeling application.

Hubbell also sells wiring devices for use in certain environments requiring specialized products, such as multi-pin connectors and cable assemblies for connection of sensors in processing lines and electric cord reels and modular cable protection systems. The Wiring Device Division also sells ground fault circuit interrupter units for commercial and industrial applications. Some of these units contain a number of outlets to which electrically-powered equipment may be simultaneously connected for ground fault protection. Ground fault units interrupt the circuit to which they are connected when a fault to ground is detected to protect the user from potentially lethal shock.

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

Lighting Fixtures

Hubbell Lighting, Inc. manufactures and sells lighting fixtures and accessories for both indoor and outdoor applications in the United States, Canada, Mexico, United Kingdom, Singapore and elsewhere internationally. Hubbell Lighting has three basic classifications of products: Outdoor, Industrial and Commercial. The Outdoor products include floodlights, landscape lights, roadway lights and poles, which are used to illuminate athletic and recreational fields, service stations, outdoor display signs, parking lots, roadways and streets, security areas, shopping centers and similar areas. In addition, a line of decorative outdoor fixtures is sold for use in residences, parking lots, gardens and walkways. The Industrial products include fixtures used to illuminate factories, work spaces, and similar areas, including specialty requirements such as paint rooms, clean rooms and warehouses. The Commercial products include fluorescent, emergency and exit, and recessed and track fixtures which are used for offices, schools, hospitals, retail stores, and similar applications. The fixtures use high-intensity discharge lamps, such as mercury-vapor, high-pressure sodium-vapor, and metal-halide lamps, as well as quartz, fluorescent and incandescent lamps, all of which are purchased from other sources. Hubbell Lighting also manufactures a broad range of track and down lighting fixtures and accessories sold under the Marco trademark. These products supplemented existing track and down lighting product lines developed internally by Hubbell Lighting. Hubbell Lighting also has a line of Life Safety products, fixtures and related components which are used in specialized safety applications.

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

Hubbell is also represented by sales representatives for its lighting fixtures, electrical wiring devices, and industrial controls product lines.

The sales of low-voltage products accounted for approximately 44% of Hubbell's total revenue in 1995, 45% in 1994 and 52% in 1993.

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

Electrical Transmission and Distribution Products

The Ohio Brass Company manufactures a complete line of polymer insulators, and high-voltage surge arresters used in the construction of electrical transmission and distribution lines and substations. The Ohio Brass Company's primary focus in this product area is its Hi*LiteXL and Veri*Lite polymer insulator lines and its polymer based surge arrester lines. Electrical transmission products, primarily suspension insulators, are used in the expansion and upgrading of electrical transmission capability.

A. B. Chance Company manufactures and sells products used in the electrical transmission, distribution and telecommunications industries, including overhead and underground electrical apparatus such as (a) distribution switches (to control and route the flow of power through electrical lines); (b) cutouts, sectionalizers, and fuses (to protect against faults and over-current conditions on power distribution systems); and (c) ethylene propylene based rubber and silicone rubber insulators (to insulate distribution power lines) and Epoxirod(R) insulator systems (pole framing and conductor accessories).

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

Sales and Distribution of High-Voltage Products

Sales of high-voltage products are made through distributors and directly to users such as electric utilities, mining operations, industrial firms, and engineering and construction firms engaged in electric transmission projects. Hipotronics' products are sold primarily by direct sales to its customers in the United States and in foreign countries through its sales engineers and independent sales representatives.

While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a decrease in purchases by public utilities does affect this category.

The sale of high-voltage products accounted for approximately 20% of Hubbell's total revenue in 1995 and 20% and 16% in 1994 and 1993, respectively.

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

Killark Electric is a leading manufacturer of quality standard and special application enclosures and fittings including hazardous location products for use in installations such as chemical plants, pipelines, grain elevators, coal handling facilities and refineries. These products include conduit raceway fittings, junction boxes, enclosures, lighting fixtures and standard and custom controls. Killark also is a major participant in the maintenance and repair, commercial and industrial construction segments of the domestic electrical construction materials market. Killark's products are sold primarily through electrical distributors to contractors, industrial customers and original equipment manufacturers.

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

These products are sold primarily by direct sales to its customers in the United States and in foreign countries through Pulse Communications, Inc.'s sales personnel and sales representatives under the Pulsecom trademark.

Hubbell Premise Wiring, Inc. manufactures or sells components used in telecommunications applications for power, voice and data signals. Products include adapters and outlets, quick connect jacks, high density jacks, connectorized cables, patch panels, baluns, flush plates, surface boxes, racks, enclosures, modular furniture plates, undercarpet cable and other components and systems used in the processing, distribution, and termination functions for local area networks (LANS) in commercial and industrial buildings. These products are sold through a direct sales organization and by selected, independent telecommunications representatives.

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

The sale of products not classified on a voltage basis accounted for approximately 36% of Hubbell's total revenue in 1995, 35% in 1994, and 32% in 1993.

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

Hubbell also manufactures lighting products, weatherproof outlet boxes, and fittings in Juarez, Mexico. Hubbell also has interests in various other international operations such as joint ventures in Germany and Taiwan. Hubbell also has sales offices in Malaysia, Hong Kong, Mexico, South Korea and the Middle East.

As a percentage of total sales, international shipments from foreign subsidiaries were 6% in 1995, 6% in 1994 and 5% in 1993, with the Canadian market representing approximately 60% of the total.

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

Patents

Hubbell has approximately 682 active United States and foreign patents covering many of its products, which expire at various times. While Hubbell deems these patents to be of value, it does not consider its business to be dependent upon patent protection. Hubbell licenses under patents owned by others, as may be needed, and grants licenses under certain of its patents.

Working Capital

Hubbell maintains sufficient inventory to enable it to provide a high level of service to its customers. The inventory levels, payment terms and return policies are in accord with the general practices of the electrical products industry and standard business procedures.

Backlog

Backlog of orders believed to be firm at December 31, 1995 and 1994 were approximately $90,100,000 and $83,900,000, respectively. Most of the backlog is expected to be shipped in the current year.

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

Employees

As of December 31, 1995, Hubbell had approximately 7,410 full-time employees, including salaried and hourly personnel. Approximately 2,585 of Hubbell's United States employees are represented by 8 labor unions. Hubbell considers its labor relations to be satisfactory.

Item 2.          Properties

A list of Hubbell's material manufacturing facilities, classified by segment is included on Page 40 hereof under Industry Segment and Geographical Area Information.

Item 3.          Legal Proceedings

There are no material pending legal proceedings to which Hubbell or any of its subsidiaries is a party or of which any of their property is the subject, other than ordinary and routine litigation incident to their business.

Item 4.          Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                     PART II

Item 5.          Market for the Registrant's Common Equity and Related
                 Stockholder Matters

The Company's Class A and Class B common stocks are principally traded on the New York Stock Exchange under the symbols "HUBA" and "HUBB". The following tables provide information on market prices, dividends declared and number of common shareholders. Market prices and dividends declared have been restated for the 5% common stock dividend paid in 1995.

                                         Common A        Common B
                                         --------        --------
Market Prices (Dollars Per Share)
Years Ended December 31,               High    Low      High    Low
------------------------               ----    ---      ----    ---
1995-First quarter                    51 7/8    49         54        50 3/8
1995-Second quarter                   55 3/4    50 3/8     58 1/8    53
1995-Third quarter                    56 3/8    54 1/8     60 1/8    56 1/2
1995-Fourth quarter                   62 1/8    55 3/4     66        58 1/4

1994-First quarter                    55 1/4    48 3/8     59        51
1994-Second quarter                   54 1/2    49 1/2     59 7/8    50 1/2
1994-Third quarter                    50 7/8    47 1/2     54 7/8    51
1994-Fourth quarter                   51        47 1/8     55 3/8    50

                                       Common A             Common B
Dividends Declared (Cents Per Share)   --------             --------
Years Ended December 31,            1995     1994        1995     1994
------------------------            ----     ----        ----     ----
First quarter                         43        39         43        39
Second quarter                        47        41         47        41
Third quarter                         47        41         47        41
Fourth quarter                        47        41         47        41

Number of Common Shareholders
At December 31,                   1995     1994    1993     1992    1991
---------------                   ----     ----    ----     ----    ----
Class A                           1,308    1,327   1,405    1,464   1,523
Class B                           5,521    5,354   5,628    5,555   5,438

                       THIS PAGE INTENTIONALLY LEFT BLANK

Item 6.          Selected Financial Data

         The following summary should be read in conjunction with the consolidated financial statements and notes and Exhibit 11 contained herein (dollars in thousands, except per share amounts).

OPERATIONS, YEARS ENDED DECEMBER 31,                        1995            1994             1993           1992            1991
------------------------------------                        ----            ----             ----           ----            ----
Net sales                                               $ 1,143,126      1,013,700         832,423        786,978         756,126
Gross profit                                            $   339,948        305,020         262,931        257,800         247,640
Restructuring charge                                    $      --               --         (50,000)*         --             --
Operating income                                        $   164,960        140,583          70,241        117,926         118,501
Provision for income taxes                              $    45,099         39,402          15,188         36,588          38,821
Income before cumulative effect of change
   in accounting principles                             $   121,934        106,533          66,306*        94,090          90,597
     Return on sales                                           10.7%          10.5%            8.0%          12.0%           12.0%
     Return on common shareholders' average equity             19.1%          18.3%           12.1%          17.7%           18.3%
     Return on average total capital                           18.5%          18.2%           12.0%          17.6%           18.1%

Cumulative effect of change in accounting principles    $      --             --              --          (16,506)           --
Net Income                                              $   121,934        106,533          66,306*        77,584          90,597
Earnings Per Share:
  Income before cumulative effect of change
     in accounting principles                           $      3.65           3.20            2.00*          2.83            2.73
  Cumulative effect of change in
     accounting principles                                     --             --              --            (0.50)            --
            Net Income                                  $      3.65           3.20            2.00*          2.33            2.73
Cash dividends declared per common share                $      1.84           1.62            1.55           1.51            1.40
Additions to property, plant, and equipment             $    38,228         53,178          25,123         22,894          23,063
Depreciation and amortization                           $    36,240         34,011          30,098         26,813          22,222

FINANCIAL POSITION, AT YEAR-END
Working capital                                         $   305,168        112,833         131,875        129,401         232,939
Current ratio                                              2.6 to 1       1.3 to 1        1.6 to 1       1.6 to 1        3.1 to 1
Property, plant and equipment (net)                     $   204,190        201,968         154,621        153,339         147,615
Total assets                                            $ 1,057,245      1,041,569         874,298        806,688         685,341
Long-term debt                                          $   102,096          2,700           2,700          2,700           8,100
Common shareholders' equity:
  Total                                                 $   667,338        608,996         557,660        541,327         518,906
  Per share                                             $     20.00          18.48           16.99          16.53           15.87

NUMBER OF EMPLOYEES, AT YEAR END                              7,410          7,405           5,885          5,759           5,532

Share data have been restated for the 5% common stock dividend paid on February 3, 1995.


----------

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


                         LIQUIDITY AND CAPITAL RESOURCES

Management views liquidity on the basis of the Company's ability to meet operational needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. At December 31, 1995, the Company's financial condition remained strong with working capital of $305.2 million and a current ratio of 2.6 to 1.

Net cash provided by operations increased reflecting higher net income and improved efficiencies in the use of working capital. The increase in depreciation and amortization is due to a higher level of depreciable assets and the acquisition of A.B. Chance in April 1994. With the Company's increased emphasis on working capital management, the level of accounts receivable was reduced while inventories increased at approximately half the rate of increase in sales volume while maintaining appropriate levels of customer service.

Cash utilized in investing activities was in line with the Company's historic patterns. In 1994, investing activities were impacted by the purchase of A.B. Chance and the high level of capital expenditures for plant and equipment associated with the restructuring program. While no significant commitments had been made at December 31, 1995, the Company anticipates that capital expenditures will be between $50.0 million and $60.0 million annually during the next three years. This level of expenditure reflects the historical capital investment pattern plus the normal capital requirements of acquired businesses.

During 1995, the Company realigned its financial structure with the issuance of ten-year notes in October. The proceeds from the note offering along with internal funds were used to pay down the Company's outstanding commercial paper. At December 31, 1995, total borrowings of $102.1 million were 15.3% of shareholder's equity compared to 23.3% in 1994.

On January 2, 1996, the Company acquired the Anderson Electrical Connector business ("Anderson"). Anderson manufacturers electrical connectors and associated hardware and tools for the electrical utility industry. On January 31, 1996, the Company purchased the Gleason Reel Corporation ("Gleason"). Gleason manufactures electrical cable management products and a line of ergonomic tool support systems. The purchase prices, consisting of cash and notes with a one year maturity, are immaterial to the Company's financial position at December 31, 1995.

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

                             RESULTS OF OPERATIONS

1995 Compared to 1994

Consolidated net sales for 1995 increased by 13% as substantially all operating units reported increases with particularly strong growth for the Lighting, Industrial Controls, Ohio Brass, Pulse Communications and Premise Wiring businesses. The sales growth primarily reflects the improved economic conditions in the United States and Canadian markets and the inclusion for the full year of 1995 of A.B. Chance, which was acquired in April 1994. The inclusion of A.B. Chance was approximately three percentage points of the increase. Total segment operating income increased by 16% on the higher sales volume and the benefit of improved operating efficiencies from the Company's restructuring program.

Low Voltage segment sales increased 9% reflecting the improved market conditions in the United States and Canada. While all product lines in the segment showed improvement, fluorescent lighting and industrial controls were particularly strong. Segment operating income increased 9% on the higher sales volume which included a higher mix of lower margin products.

Sales of the High Voltage segment increased 14% on higher sales of power cables, surge arresters and insulators and inclusion of A.B. Chance high voltage products since its acquisition in April 1994. Sales of test and measurement equipment were essentially even with last year. Operating income increased 17% on higher operating volumes, benefits from the realignment of administration and sales functions and improved manufacturing efficiencies in power cables.

The Other industry segment sales increased 17% on improved shipments in all product lines with especially strong improvements in telecommunications and wire management products. Operating income for the segment increased 30% on the improved volume of higher margin telecommunications products and improved operating efficiencies.

Sales of products through the Company's International based subsidiaries increased 27% on the strong performance of the Canadian business and inclusion of A.B. Chance foreign operations. Sales in Europe were slightly ahead of last year, and Asia was essentially even. Mexican shipments declined due to the economic recession brought on by the devaluation of the peso. Operating income increased by more than 50% on higher sales volume and continued operational improvements in Canada.

As a percentage of total sales, International shipments from foreign subsidiaries were 6% in 1995, 6% in 1994 and 5% in 1993 with the Canadian market representing approximately 60% of the total. International operations expose the Company to fluctuation in foreign currency exchange rates. To manage this exposure, the Company closely monitors the working capital requirements of the international units and may enter into currency hedges for specific transactions. The Company does not engage in speculation. The gains and losses on hedges are classified consistent with the transactions being hedged. At December 31, 1995, there were no currency hedges in place.

General corporate expenses increased 3%. Investment income increased 13% as the average level of investment funds were higher than 1994 combined with higher interest rates. As the average level of borrowings were approximately the same year-over-year, the increase in interest expense is due to higher interest rates. The increase in other expenses reflects the impact of the second full year of charges for a corporate owned life insurance program. The effective tax rate was 27% in 1995, 27% in 1994 and 19% in 1993. The tax rate in 1993 was impacted by the recording of the restructuring charge in that year. The Company's tax rate benefits from the lower taxes on earnings in its Puerto Rico operations, utilization of corporate owned life insurance and continued emphasis on generating tax-exempt income. Net income and earnings per share increased
14% over the 1994 results on the improvement in operating activity.

1994 Compared to 1993

Consolidated net sales for 1994 increased by 22% over 1993 reflecting the acquisition of A.B. Chance Industries, Inc. in April, 1994, and improvement of product shipments at the Wiring Device, Industrial Controls, Premise Wiring, Lighting and Raco operations as the U.S. economy strengthened. These improvements were impacted by lower activity at the Pulse Communications subsidiary during the first half of the year. Total segment operating income, excluding the impact of the restructuring charge recorded in 1993, increased 15% on higher sales volumes. The rate of increase was moderated by the inclusion of the A.B. Chance products which have a lower operating margin rate than the Company's existing businesses.

Low Voltage segment sales increased 6% on higher shipments of wiring device, lighting and industrial control products as demand in the industrial and commercial markets improved. Segment operating income increased 6% in line with the higher sales volumes.

Sales of the High Voltage segment increased more than 52% due to the inclusion of A. B. Chance Industries, Inc. and higher sales of insulators and surge arresters while demand for power cable remained flat. Operating income increased 45% as the rate of growth in sales volume was tempered by the lower-margin products of the acquired business.

Other industry segment sales increased 32% reflecting the inclusion of certain product lines of A. B. Chance (line construction hardware and support and foundation anchors), as well as, improved shipments of enclosures, fittings, switch and outlet boxes, and wire management products which offset the lower sales of telecommunication products. Segment operating income increased by 24% for the period and was impacted by reduced shipments of the higher margin telecommunications products, offset in part by cost reductions realized when Pulse Communications and Raynet Corporation terminated their joint development project.

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

General corporate expenses increased 2%. Investment income declined 6% as the average level of investment funds was reduced by the acquisition of A.B. Chance. Interest expense increased reflecting a higher level of short-term borrowings utilized for working capital requirements which has allowed the Company to maintain its long-term investment positions that have a current yield higher than the cost of short-term funds. The increase in other expenses reflects a full year of charges for a corporate owned life insurance program. The effective tax rate was 27% in 1994, 19% in 1993 and 28% in 1992. The tax rate in 1993 was impacted by the recording of the restructuring charge in that year. The Company's tax rate benefits from the lower taxes on earnings in its Puerto Rico operations and continued emphasis on generating tax-exempt income. Net income and earnings per share increased by 60% over the 1993 reported results which included a pre-tax charge of $50,000,000 for restructuring.

Restructuring Program

The Company's restructuring program initiated in the fourth quarter of 1993 for the consolidation of all or a portion of ten manufacturing plants, a labor force reduction of approximately 6%, (which will affect approximately one thousand employees with a net reduction of approximately three hundred), the reorganization of certain operations' management and structure, and a realignment of warehousing and product distribution capabilities is proceeding according to plan.

- Construction of a modern manufacturing facility at the Seymour, Connecticut, location of The Kerite Company subsidiary was completed in September 1994. Production in the new plant began in the first quarter of 1995. The last production line is in the process of being moved and should be operational in September 1996. The consolidation of sales and marketing activities for the Ohio Brass and Kerite subsidiaries was completed in June 1995.

- A manufacturing site in Denver, Colorado was closed and production was transferred to another Hubbell location.

- Downsizing and consolidation of operations in the United Kingdom should be completed during 1996.

- Two satellite plants in Los Angeles, California of the Lighting operation were closed and production was transferred to other facilities including Christiansburg, Virginia; Martin, Tennessee; and Juarez, Mexico.


- Operations serving Canadian customers with marketing, distribution, and sales based in Ontario at Hubbell Canada Inc. have been reconfigured and production relocated to other Hubbell operations with available capacity.


- Construction of a new plant in Juarez, Mexico was completed in September 1994. Transfer of equipment and production continued during 1995 and should be completed in 1996.

- Expansion of manufacturing capacity in Puerto Rico is continuing on schedule.

- A 425,000 square foot warehousing and manufacturing facility in Asheville, North Carolina, was purchased. Consolidation of warehousing and manufacturing activity will progress throughout 1996.


- Warehousing and distribution operations for the Bryant Electric subsidiary in Allentown, Pennsylvania and Chicago, Illinois were closed.


- The regional warehouse in Irving, Texas, which serviced the Wiring Device Division, Killark Electric Manufacturing Company and the Lighting Division, was closed in November 1995 and sold.

- The manufacturing facility in Allentown, Pennsylvania was closed in November 1995 and sold.

- Consolidation and realignment of Wiring Device Operations in Stonington, Bridgeport, and Newtown, Connecticut is continuing on schedule.

At December 31, 1995, the restructuring accrual balance was $18,413,000 of which $10,000,000 is classified as a current liability. Through December 31, 1995, cumulative costs charged to the restructuring accrual were $31,587,000 since inception as follows (in thousands):

                                      PLANT & EQUIPMENT COSTS
                                      -----------------------
            PERSONNEL COSTS      RELOCATION         DISPOSAL    TOTAL
            ---------------      ----------         --------    -----
1993           $ 4,456            $  2,794         $    ---    $ 7,250
1994             7,550               2,036            5,225     14,811
1995             3,017               5,048            1,461      9,526
               -------            --------          -------    -------
CUMULATIVE     $15,023            $  9,878          $ 6,686    $31,587
               =======            ========          =======    =======

Personnel costs include non-cash charges of $6,203,000 for early retirement programs which have been reclassed to the Company's pension liability. With regards to plant and equipment disposals, idled assets are adjusted to estimated fair value and are classified as property held as investment. At December 31, 1995, the balance of idled assets to be sold was $600,000. Cumulative proceeds from asset disposals were $7,800,000 through December 31, 1995, which approximated carrying value. Cost avoidance, savings-to-date and net cash flows are in-line with the projected results for the projects.

New Accounting Pronouncements

In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was issued. The methodology set forth in SFAS No. 121 is not significantly different from the Company's existing policies, and, therefore, the adoption of the statement retroactive to January 1, 1995, had no impact on the consolidated financial statements.

In October 1995, SFAS No. 123 - "Accounting for Stock-Based Compensation" was issued and is effective for the Company on January 1, 1996. SFAS No. 123 permits, but does not require, a fair value based method of accounting for employee stock option plans which results in compensation expense being recognized in the results of operations when stock options are granted. The Company plans to continue to use the current intrinsic value based method of accounting for such plans where no compensation expense is recognized. However, as required by SFAS No. 123, the Company will provide pro forma disclosure of net income and earnings per share in the notes to the consolidated financial statements as if the fair value based method of accounting has been applied.

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

Item 8.          Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Hubbell Incorporated

In our opinion, the consolidated financial statements listed in the index on page 49 present fairly, in all material respects, the financial position of Hubbell Incorporated and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse  LLP
Stamford, Connecticut
January 18, 1996, except as to the subsequent event note on Page 42 which is as of January 31, 1996.

                     Hubbell Incorporated and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                     At December 31, (Dollars in thousands)

ASSETS                                                       1995         1994
------                                                       ----         ----
CURRENT ASSETS
Cash and temporary cash investments                      $   86,984   $   38,865
Accounts receivables less allowances of $4,334
  in 1995 and $4,760 in 1994                                140,765      143,862
Inventories                                                 236,384      224,088
Prepaid taxes                                                30,958       31,666
Other                                                         5,015        6,425
                                                         ----------   ----------

  Total current assets                                      500,106      444,906
                                                         ----------   ----------

PROPERTY, PLANT, AND EQUIPMENT, AT COST
Land                                                         13,426       12,204
Buildings                                                   120,160      111,871
Machinery and equipment                                     284,761      282,038
                                                         ----------   ----------

                                                            418,347      406,113

  Less-Accumulated depreciation                             214,157      204,145
                                                         ----------   ----------

                                                            204,190      201,968
                                                         ----------   ----------

OTHER ASSETS
Investments                                                 175,656      205,939
Purchase price in excess of net assets of
  companies acquired, less accumulated amortization
  of $14,864 in 1995 and $11,172 in 1994                    137,941      141,570
Property held as investment                                   8,329       10,027
Other                                                        31,023       37,159
                                                         ----------   ----------

                                                            352,949      394,695
                                                         ----------   ----------

                                                         $1,057,245   $1,041,569
                                                         ==========   ==========

See notes to consolidated financial statements.

                      Hubbell Incorporated and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                     At December 31, (Dollars in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY                         1995             1994
------------------------------------                         ----             ----
CURRENT LIABILITIES
Commercial paper and bank borrowings                     $      --      $   139,350
Accounts payable                                              34,272         37,539
Accrued salaries, wages and employee benefits                 26,079         26,287
Accrued income taxes                                          30,711         28,332
Dividends payable                                             15,475         13,494
Accrued restructuring charge                                  10,000         14,000
Other accrued liabilities                                     78,401         73,071
                                                         -----------    -----------

  Total current liabilities                                  194,938        332,073
                                                         -----------    -----------

LONG-TERM DEBT                                               102,096          2,700
                                                         -----------    -----------

OTHER NON-CURRENT LIABILITIES                                 76,766         84,876
                                                         -----------    -----------

DEFERRED INCOME TAXES                                         16,107         12,924
                                                         -----------    -----------

COMMON SHAREHOLDERS' EQUITY
Common Stock, par value $.01
  Class A - authorized 50,000,000 shares, outstanding             58             59
    5,786,315 and 5,895,097 shares
  Class B - authorized 150,000,000 shares, outstanding           271            271
    27,139,225 and 27,056,945 shares
Additional paid-in capital                                   437,908        441,469
Retained earnings                                            238,303        176,994
Cumulative translation adjustments                            (9,276)        (7,650)
Unrealized gain (loss) on investments                             74         (2,147)
                                                         -----------    -----------

Total common shareholders' equity                            667,338        608,996
                                                         -----------    -----------

                                                         $ 1,057,245    $ 1,041,569
                                                         ===========    ===========

See notes to consolidated financial statements.

                      Hubbell Incorporated and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)

Years Ended December 31,                1995           1994           1993
------------------------                ----           ----           ----
NET SALES                           $ 1,143,126    $ 1,013,700    $   832,423
Cost of goods sold                      803,178        708,680        569,492
                                    -----------    -----------    -----------

GROSS PROFIT                            339,948        305,020        262,931
Restructuring Charge                       --             --           50,000
Selling & administrative expenses       174,988        164,437        142,690
                                    -----------    -----------    -----------

OPERATING INCOME                        164,960        140,583         70,241
                                    -----------    -----------    -----------

OTHER INCOME (EXPENSE):
  Investment income                      16,485         14,626         15,559
  Interest expense                       (8,499)        (6,074)        (3,386)
  Other income (expense), net            (5,913)        (3,200)          (920)
                                    -----------    -----------    -----------

  TOTAL OTHER INCOME, NET                 2,073          5,352         11,253
                                    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES              167,033        145,935         81,494
Provision for income taxes               45,099         39,402         15,188
                                    -----------    -----------    -----------

 NET INCOME                         $   121,934    $   106,533    $    66,306
                                    ===========    ===========    ===========


EARNINGS PER SHARE:                 $      3.65    $      3.20    $      2.00

See notes to consolidated financial statements.

                      Hubbell Incorporated and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

Years Ended December 31,                                                   1995         1994         1993
------------------------                                                   ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $ 121,934    $ 106,533    $  66,306
    Restructuring charge                                                      --          --         50,000
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                          36,240       34,011       30,098
    Deferred income taxes                                                   2,592        6,269      (21,181)
    Changes in assets and liabilities, net of the effects of business acquisitions:
      (Increase) Decrease in accounts receivable                            3,097      (12,332)       8,937
      (Increase) Decrease in inventories                                  (12,296)     (17,250)       3,528
      (Increase) Decrease in other current assets                           1,410        4,311       (7,180)
      Increase (Decrease) in current liabilities
        (excluding dividends payable and short-term borrowing)              6,088       10,451       (8,074)
      Increase (Decrease) in restructuring accruals                        (9,526)     (14,811)      (7,250)
      (Increase) Decrease in other, net                                     3,047        4,655        3,268
                                                                        ---------    ---------    ---------
Net cash provided by operating activities                                 152,586      121,837      118,452
                                                                        ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current investments                                       (13,602)     (11,464)     (41,303)
Sale and maturity of non-current investments                               47,401       47,206       16,977
Acquisition of businesses, net of cash acquired                              --       (110,000)     (18,319)
Additions to property, plant and equipment                                (38,228)     (53,178)     (25,123)
Other, net                                                                  2,121        1,364       (3,315)
                                                                        ---------    ---------    ---------
Net cash used in investing activities                                      (2,308)    (126,072)     (71,083)
                                                                        ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowing (repayment)                                         (139,350)      48,250       17,300
Long-term borrowing                                                        99,396         --           --
Payment of dividends                                                      (58,644)     (52,621)     (50,562)
Acquisition of treasury shares                                             (6,642)        (215)        --
Exercise of stock options                                                   3,081        3,455        1,869
Other, net                                                                   --           --           --
                                                                        ---------    ---------    ---------
Net cash used in financing activities                                    (102,159)      (1,131)     (31,393)
                                                                        ---------    ---------    ---------

INCREASE (DECREASE) IN CASH AND TEMPORARY
   CASH INVESTMENTS                                                        48,119       (5,366)      15,976
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period                                                        38,865       44,231       28,255
                                                                        ---------    ---------    ---------
End of period                                                           $  86,984    $  38,865    $  44,231
                                                                        =========    =========    =========

See notes to consolidated financial statements.

                      Hubbell Incorporated and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)


                                  Class A      Class B     Additional                 Cumulative      Unrealized
For the three years ended          Common       Common       Paid-In     Retained     Translation     Gain (Loss)
December 31, 1995                  Stock        Stock        Capital     Earnings     Adjustments    on Investments
-----------------                  -----        -----        -------     --------     -----------    --------------

BALANCE AT DECEMBER 31, 1992     $      59    $     253    $ 356,351    $ 188,385     $  (3,721)     $      --

Net income                                                                 66,306
Exercise of stock options                             1        2,643
Acquisition of treasury shares                                  (775)
Cash dividends declared
     ($1.55 per share)                                                    (50,904)
Translation adjustments                                                                    (938)
                                  --------    ---------    ---------    ---------     ---------      ---------

BALANCE AT DECEMBER 31, 1993            59          254      358,219      203,787        (4,659)            --

Net income                                                                106,533
Exercise of stock options                             1        6,170
Acquisition of treasury shares                                (2,930)
Cash dividends declared
     ($1.62 per share)                                                    (53,300)
Translation adjustments                                                                  (2,991)
Stock dividend declared                              16       80,010      (80,026)
Unrealized loss on investments                                                                          (2,147)
                                 ---------    ---------    ---------    ---------     ---------      ---------

BALANCE AT DECEMBER 31, 1994            59          271      441,469      176,994        (7,650)        (2,147)

Net income                                                                121,934
Exercise of stock options                                      3,729
Acquisition of treasury shares          (1)                   (7,290)
Cash dividends declared
     ($1.84 per share)                                                    (60,625)
Translation adjustments                                                                  (1,626)
Unrealized gain on investments                                                                           2,221
                                 ---------    ---------    ---------    ---------     ---------      ---------

BALANCE AT DECEMBER 31, 1995     $      58    $     271    $ 437,908    $ 238,303     $  (9,276)     $      74
                                 =========    =========    =========    =========     =========      =========


See notes to consolidated financial statements

                      Hubbell Incorporated and Subsidiaries
                        STATEMENT OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include all subsidiaries; all significant intercompany balances and transactions have been eliminated. Investments in joint ventures are accounted for by using the equity method. Certain reclassifications, which were not significant, have been made in prior period financial statements to conform to the 1995 presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures, if any, of contingent assets and liabilities at the date of the financial statements. Similarly, estimates and assumptions are required for the reporting of revenues and expenses. Actual results could differ from the estimates that were used.

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

Inventories

Inventories are stated at the lower of cost or market. The cost of substantially all domestic inventories, 80% of total inventory value, is determined on the basis of the last-in, first-out (LIFO) method of inventory accounting. The cost of foreign inventories and certain domestic inventories is determined on the basis of the first-in, first-out (FIFO) method of inventory accounting.

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

Change in Accounting Principles

In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was issued. The statement sets forth guidance as to when to recognize an impairment of long-lived assets, including goodwill and how to measure such an impairment. The statement also requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The methodology set forth in SFAS No. 121 is not significantly different from the Company's existing policies, and, therefore, the adoption of the statement retroactive to January 1, 1995, had no impact on the consolidated financial statements of the Company.

In October 1995, SFAS No. 123 - "Accounting for Stock-Based Compensation" was issued and is effective for the Company on January 1, 1996. SFAS No. 123 permits, but does not require, a fair value based method of accounting for employee stock option plans which results in compensation expense being recognized in the results of operations when stock options are granted. The Company plans to continue to use the current intrinsic value based method of accounting for such plans where no compensation expense is recognized. However, as required by SFAS No. 123, the Company will provide pro forma disclosure of net income and earnings per share in the notes to the consolidated financial statements as if the fair value based method of accounting has been applied.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 - "Accounting for Certain Investments in Debt and Equity Securities". This statement requires investment securities to be classified individually into one of three separate categories: trading, available-for-sale or held-to-maturity and provides guidelines for valuing investments based on their classifications. Trading investments are bought and held principally for the purpose of selling them in the near term and are carried at fair market value. Adjustments to the carrying value of trading investments are included in current earnings. Investments which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Investments not classified as trading or held-to-maturity are classified as available-for-sale. They are intended to be held for an indefinite period but may be sold in response to events reasonably expected in the future. These investments are carried at fair value with adjustments recorded in shareholders' equity, net of income tax. Prior accounting standards required non-current marketable equity securities to be carried at the lower of cost or market with adjustments reflected in shareholders' equity, while all debt securities were carried at amortized cost. The cumulative effect of adopting SFAS No. 115 on shareholders' equity as of January 1, 1994 was immaterial.

                      Hubbell Incorporated and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring Charge

In the fourth quarter of 1993, the Company recorded a $50,000,000 pretax charge ($31,000,000 net of tax benefits, or $.93 per share) for the estimated costs of a restructuring program. The program entails the consolidation of manufacturing facilities, reduction in labor force and the realignment of warehousing and distribution activities. The restructuring charge includes personnel costs (severance and postemployment benefits), plant and equipment relocation, and costs associated with disposal of plant and equipment. At December 31, 1995, the restructuring accrual was $18,413,000 of which $10,000,000 is classified as a current liability. Costs charged to the restructuring accrual were $9,526,000 in 1995, $14,811,000 in 1994 and $7,250,000 in 1993. These cumulative expenditures represent personnel costs of $15,023,000; plant and equipment relocation of $9,878,000 and asset disposals of $6,686,000. Personnel costs include non-cash charges of $6,203,000 for early retirement programs which have been reclassed to the Company's pension liability. With regards to plant and equipment disposals, idled assets are adjusted to estimated fair value and are classified as property held as investment. At December 31, 1995, the balance of idled assets to be sold was $600,000. Cumulative proceeds from asset disposals through December 31, 1995 were $7,800,000 which approximated carrying value.

Acquisitions

On January 2, 1996, the Company acquired the Anderson Electrical Connector business ("Anderson"). Anderson manufactures electrical connectors and associated hardware and tools for the electric utility industry with manufacturing facilities in Alabama and Tennessee. The acquisition was for cash and will be recorded under the purchase method of accounting and the results of Anderson's operations will be included in the Company's financial statements as of the acquisition date. The purchase price was immaterial to the Company's financial position at December 31, 1995 and the acquisition will not have a significant effect on earnings.

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

      Fair value of assets acquired including goodwill   $ 166,824
      Cash paid for common stock                          (110,000)
                                                         ---------
      Liabilities assumed                                $  56,824
                                                         =========

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

INVESTMENTS

Investments consist primarily of mortgage-backed securities, U.S. Treasury Notes, common and preferred stocks. Investments which are available-for-sale are stated at market values based on current quotes while investments which are being held-to-maturity are stated at amortized cost. There were no securities during 1995 and 1994 that were classified as trading investments. Certain portfolio securities that are affected by changes in interest rates may be hedged with futures contracts for U.S. Treasury notes and bonds. Market value gains and losses on the futures contracts are recognized in income when the effects of the related price changes in the value of the hedged securities are recognized. At December 31, 1995 there were no open futures contracts.

The following tables set forth selected data with respect to the Company's long-term investments at December 31, (in thousands):

                                                          1995
                                              -----------------------------
                                                 Gross        Gross
                                  Amortized   Unrealized   Unrealized      Fair      Carrying
                                     Cost        Gains       Losses       Value       Value
                                     ----        -----       ------       -----       -----
  AVAILABLE-FOR-SALE
     INVESTMENTS
Common & Preferred Stocks        $    822      $    236     $   (474)    $    584    $    584
Federal National Mortgage
  Assoc. Securities (FNMA)           --            --           --           --          --
Mortgage-backed Securities            911           241         --          1,152       1,152
U.S. Treasury Notes & Municipal
  Bonds                            10,901           122           (5)      11,018      11,018
                                 --------      --------     --------     --------    --------
Total Available-For-Sale
Investments                      $ 12,634      $    599     $   (479)    $ 12,754    $ 12,754
                                 ========      ========     ========     ========    ========
   HELD-TO-MATURITY
     INVESTMENTS
Federal National Mortgage
  Assoc. Securities (FNMA)       $104,399      $  3,194     $ (2,389)    $105,204    $104,399
Gov't. National Mortgage
  Assoc. Securities (GNMA)         35,095         2,174         (361)      36,908      35,095
Mortgage-backed securities         16,921           220         --         17,141      16,921
U.S. Treasury Notes & Municipal
  Bonds                             6,487            43          (14)       6,516       6,487
                                 --------      --------     --------     --------    --------
Total Held-To-Maturity
Investments                      $162,902      $  5,631     $ (2,764)    $165,769    $162,902
                                 ========      ========      ========    ========    ========

                                                           1994
                                             --------------------------------
                                                Gross        Gross
                                 Amortized   Unrealized   Unrealized     Fair      Carrying
                                   Cost         Gains       Losses       Value       Value
                                   ----         -----       ------       -----       -----
  AVAILABLE-FOR-SALE
     INVESTMENTS
Common & Preferred Stocks        $ 25,529     $    399     $ (3,263)    $ 22,665   $ 22,665
Federal National Mortgage
  Assoc. Securities (FNMA)          4,477            5         (206)       4,276      4,276
Mortgage-backed Securities          4,668         --           (275)       4,393      4,393
U.S. Treasury Notes & Municipal
  Bonds                            13,350            2         (125)      13,227     13,227
                                 --------     --------     --------     --------   --------
Total Available-For-Sale
Investments                      $ 48,024     $    406     $ (3,869)    $ 44,561   $ 44,561
                                 ========     ========     ========     ========   ========
   HELD-TO-MATURITY
     INVESTMENTS
Federal National Mortgage
  Assoc. Securities (FNMA)       $104,716     $    912     $ (6,074)    $ 99,554   $104,716
Gov't. National Mortgage
  Assoc. Securities (GNMA)         39,641        1,015       (1,793)      38,863     39,641
Mortgage-backed securities         16,986           14         (234)      16,766     16,986
U.S. Treasury Notes & Municipal
  Bonds                                35         --           --             35         35
                                 --------     --------     --------     --------   --------
Total Held-To-Maturity
Investments                      $161,378     $  1,941     $ (8,101)    $155,218   $161,378
                                 ========     ========      ========    ========   ========


INVESTMENTS CONT'D.

Contractual maturities of investments in debt securities available-for-sale and held-to-maturity at December 31, 1995 were as follow (in thousands):

                                                                                              U.S. Treasury
                                                                       Mortgage Backed           Notes &
                                       FNMA                  GNMA        Securities          Municipal Bonds
                                       ----                  ----        ----------          ---------------
                              Amortized    Fair    Amortized   Fair    Amortized   Fair    Amortized    Fair
                                Cost       Value      Cost     Value      Cost     Value      Cost      Value
                                ----       -----      ----     -----      ----     -----      ----      -----
     AVAILABLE-FOR-SALE
        INVESTMENTS
Due within 1 year             $   --     $   --     $  --     $  --     $  --     $  --     $ 1,265   $ 1,300
After 1 but within 5 years        --         --        --        --        --        --       7,118     7,183
After 5 but within 10 years       --         --        --        --        --        --       2,518     2,535
After 10 years                    --         --        --        --         911     1,152      --        --
                              --------   --------   -------   -------   -------   -------   -------    ------

TOTAL                         $   --     $   --     $  --     $    --   $   911   $ 1,152   $10,901   $11,018
                              ========   ========   =======   =======   =======   =======   =======   =======

    HELD-TO-MATURITY
        INVESTMENTS
Due within 1 year             $   --     $   --     $  --     $  --     $ 6,723   $ 6,723   $ 5,452    $5,464
After 1 but within 5 years        --         --        --        --       3,198     3,418     1,035     1,052
After 5 but within 10 years       --         --       8,317     8,695     7,000     7,000      --        --
After 10 years                $104,399   $105,204   $26,778   $28,213      --        --        --        --
                              --------   --------   -------   -------   -------   -------   -------    ------
TOTAL                         $104,399   $105,204   $35,095   $36,908   $16,921   $17,141   $ 6,487    $6,516
                              ========   ========   =======   =======   =======   =======   =======    ======

Inventories

Inventories are classified as follows at December 31, (in thousands):

                                                                         1995                  1994
                                                                         ----                  ----
Raw material                                                          $  81,253              $ 79,065
Work-in-process                                                          64,117                59,035
Finished goods                                                          140,428               135,042
                                                                      ---------              --------
                                                                        285,798               273,142

Excess of current production costs over LIFO cost basis                  49,414                49,054
                                                                      ---------              --------
Total                                                                 $ 236,384              $224,088
                                                                      =========              ========

The financial accounting basis for the LIFO inventories of acquired companies exceeds the tax basis by approximately $29,600,000 at December 31, 1995.

Income Taxes

The following table sets forth selected data with respect to the Company's income tax provisions for the years ended December 31, (in thousands):

                                                      1995       1994        1993
                                                      ----       ----        ----
Income before income taxes and cumulative
 effect of change in accounting
  principles:
           United States                           $163,093   $ 146,609    $ 83,157
           International                              3,940        (674)     (1,663)
                                                   --------   ---------    --------
           Total                                   $167,033   $ 145,935    $ 81,494
                                                   ========   =========    ========

Provisions for income taxes:
           Federal                                 $ 35,306   $  28,350    $ 32,080
           State                                      5,492       4,612       4,837
           International                              1,709         171        (548)
           Deferred                                   2,592       6,269     (21,181)
                                                   --------   ---------    --------
           Total                                   $ 45,099   $  39,402    $ 15,188
                                                   ========   =========    ========


The principal items making up the deferred tax provisions are set forth in the following table for the years ended December 31, (in thousands):

                                                    1995           1994           1993
                                                    ----           ----           ----
Transactions of leasing subsidiary               $(1,016)       $  (912)      $   (686)
Restructuring reserve                              3,620          5,628        (16,245)
Depreciation                                       1,478           (219)          (354)
Other, net                                        (1,490)         1,772         (3,896)
                                                 -------        -------       --------
Total                                            $ 2,592        $ 6,269       $(21,181)
                                                 =======        =======       ========

                                                                         Page 32
The components of the net deferred tax (asset) liability at December 31, (in thousands) were as follows:

                                                                        1995                      1994
                                                                        ----                      ----
Deferred tax assets:
          Inventory                                             $      3,200                $    3,807
          Pensions                                                    10,908                    12,939
          Postretirement and postemployment benefits                  10,324                    10,036
          Accrued restructuring charge                                 6,997                    10,617
          Accrued liabilities                                         40,917                    37,689
          Miscellaneous other                                          5,635                     7,518
                                                                ------------                ----------
          Total deferred tax asset                                    77,981                    82,606
                                                                ------------                ----------
Deferred tax liabilities:

          Property, plant, and equipment                              25,245                    23,932
          Leasing subsidiary                                          18,168                    19,184
          LIFO inventories of acquired businesses                     11,250                    11,480
          Miscellaneous other                                          8,467                     9,268
                                                                ------------                ----------
          Total deferred tax liability                                63,130                    63,864
                                                                ------------                ----------
Net deferred tax (asset) liability                               $   (14,851)               $  (18,742)
                                                                ============                ==========

Deferred taxes are classified in the financial statements as a net short-term deferred tax asset of $30,958,000 and a net long-term deferred tax liability of $16,107,000.

At December 31, 1995, United States income taxes had not been provided on approximately $9,800,000 of undistributed international earnings. Payments of income taxes were $39,836,000 in 1995, $37,362,000 in 1994 and $33,106,000 in
1993.

The consolidated effective income tax rates varied from the United States federal statutory income tax rate for the years ended December 31, as follows:

                                                                1995              1994            1993
                                                                ----              ----            ----
Federal statutory income tax rate                               35.0%             35.0%           35.0%
State income taxes, net of federal benefit                       2.3               2.2             2.6
Partially tax-exempt income                                     (5.2)             (4.4)           (5.7)
Non-taxable income from
         Puerto Rico operations                                 (6.5)             (5.4)          (11.1)
Other, net                                                       1.4              (0.4)           (2.2)
                                                                ----              ----            ----
Consolidated effective income tax rate                          27.0%             27.0%           18.6%
                                                                ====              ====            ====

The decline in the consolidated effective income tax rate to 18.6% in 1993 was a result of the decline in pre-tax income following the charge for restructuring.

Other Non-Current Liabilities

Other Non-Current Liabilities consists of the following at December 31, (in thousands):

                                                               1995               1994
                                                               ----               ----
Pensions                                                     $ 27,573           $ 32,201
Other postretirement benefits                                  17,795             18,493
Accrued restructuring charge                                    8,413             13,939
Other, net                                                     22,985             20,243
                                                             --------           --------
   Total                                                     $ 76,766           $ 84,876
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

The following table sets forth the components of pension cost for the years ended December 31, (in thousands):

                                                    1995         1994         1993
                                                    ----         ----         ----
Benefits earned                                 $  6,634     $  7,194     $  6,704

Increase in present value of
    benefits earned in prior years                13,181       11,411       10,706

Actual return on plan assets                     (34,970)       3,202      (15,312)

Deferred gain or (loss)                           21,520      (14,847)       4,560

Amortization of actuarial gains and
   losses and prior service cost                  (2,808)        (200)        (294)
                                                --------     --------     --------
Net Pension Cost                                $  3,557     $  6,760     $  6,364
                                                ========     ========     ========

ASSUMPTIONS USED IN DETERMINING PENSION COST:

Discount rate                                        8.5%         7.5%         8.0%
Long-term rate of compensation increase              5.0%         5.0%         6.5%
Expected long-term rate of return
  on plan assets                                     9.5%         8.5%         9.0%



Pension expense as a percent of payroll was 1.9% in 1995, 3.2% in 1994 and 3.3% in 1993.

The following table sets forth the retirement plans' status and the pension liability recognized in the Company's balance sheet at December 31, (in thousands):

                                                          Plans Where Assets Exceed     Plans Where Accumulated
                                                             Accumulated Benefits        Benefits Exceed Assets
                                                          -------------------------     -----------------------
                                                               1995         1994          1995          1994
                                                               ----         ----          ----          ----
ESTIMATED FUNDS REQUIRED TO PROVIDE FOR FUTURE
PAYMENT OF:
Benefits based on service to date and present
pay levels:
         Vested                                             $ 140,745    $ 88,518   $ 17,386    $ 35,200
         Non-vested                                            11,635       6,389      1,099       1,433
                                                            ---------    --------   --------    --------
Accumulated benefit obligation                                152,380      94,907     18,485      36,633
Additional amounts related to projected pay increases          19,069      17,063      8,151       4,198
                                                            ---------    --------   --------    --------
Projected benefit obligation                                  171,449     111,970     26,636      40,831
                                                            ---------    --------   --------    --------
ASSETS AVAILABLE FOR BENEFITS:

Plan assets (market value)                                    175,660     121,460      4,667      24,030
Company assets (recorded liability)                            12,933      19,883     17,123      16,241
                                                            ---------    --------   --------    --------
         Total Assets                                         188,593     141,343     21,790      40,271
                                                            ---------    --------   --------    --------
ASSETS IN EXCESS OF (LESS THAN)
   PROJECTED BENEFIT OBLIGATION                             $  17,144    $ 29,373   $ (4,846)   $   (560)
                                                            =========    ========   ========    ========
Consisting of:
Unrecognized net asset (obligation) at transition           $   4,406    $  4,255   $     (2)   $    804
Unrecognized actuarial gain (loss) since transition         $  13,517    $ 23,245   $ (4,476)   $ (1,364)
Unrecognized prior service costs incurred
  since transition                                         $     (779)   $  1,873   $   (368)       $---

The projected benefit obligations were determined using discount rates of 7.25% for 1995 and 8.5% for 1994 and assumed average long-term rate of compensation increase of 4.0% for 1995 and 5.0% for 1994.

At December 31, 1995, approximately $93,300,000 of plan assets were invested in common stocks, including Hubbell Incorporated common stock with a market value of $10,900,000. The balance of plan assets are invested in short term money market accounts, government and corporate bonds.

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

At December 31, 1995, the recorded liability for providing these postretirement benefits was based on a 7% discount rate and assumed health care cost trend rate of 13% declining to 5.5% over ten years. The costs recognized for providing these benefits in 1995, 1994 and 1993 were $1,300,000, $1,400,000 and $1,300,000 respectively. The costs for 1995, 1994 and 1993 were primarily interest.

Commercial Paper, Bank and Other Borrowings

The following table sets forth the components of the Company's structure at December 31, (in thousands):

                                                             1995                                        1994
                                             ------------------------------------        ------------------------------------
                                             COMMERCIAL                                  COMMERCIAL
                                              PAPER AND                                  PAPER AND
                                                BANK         LONG-TERM                      BANK         LONG-TERM
                                             BORROWINGS        DEBT         TOTAL        BORROWINGS         DEBT       TOTAL
                                             ----------      ---------    --------        ----------      ---------  ---------
Balance at year end                           $      0       $ 102,096    $ 102,096      $ 139,350        $ 2,700    $142,050
Highest aggregate month end balance                                       $ 149,752                                  $145,723
Average borrowings during the year            $103,331       $  27,752    $ 131,083      $ 122,822        $ 2,700    $125,522
Weighted average interest rate:
At year end                                       N/A             6.86%        6.86%         6.05%          11.25%       6.15%
Paid during the year                              6.03%           7.14%        6.26%         4.65%          11.25%       4.79%


Interest paid for commercial paper, bank borrowings, and long-term debt totaled $7,181,000 in 1995, $4,890,000 in 1994 and $3,280,000 in 1993. The Company
maintains various bank credit agreements primarily to support commercial paper borrowings. At December 31, 1995, the Company had total unused bank credit agreements of $50 million. The expiration date for the bank credit agreements is September 27, 1999. Borrowings under credit agreements generally are available at the prime rate or at a surcharge over the London Interbank Offered Rate (LIBOR). Annual commitment fee requirements to support availability of credit agreements at December 31, 1995 total approximately $50,000. In October, 1995, the Company issued ten year non-callable notes due in 2005 at a face value of $100,000,000 and a fixed interest rate of 6 5/8%. The net proceeds of the offering were $99,380,000 and were used to pay down commercial paper. Additionally, the Company has Industrial Development Bonds of $2,700,000 due in 2001 with an interest rate of 11 1/4%.

Leases

Total rental expense under operating leases was $6,600,000 in 1995, $6,900,000 in 1994 and $5,600,000 in 1993.

The minimum annual rentals on non-cancelable, long-term, operating leases in effect at December 31, 1995 will approximate $1,930,000 in 1996, $1,540,000 in 1997, and will decline thereafter.

Research, Development and Engineering

Expenses for new product development and ongoing improvement of existing products were $12,400,000 in 1995, $12,500,000 in 1994 and $15,400,000 in 1993.

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

The fair value of investment securities and long term debt are as follows (in thousands):

                                        1995                       1994
                                        ----                       ----

                                Carrying      Fair       Carrying        Fair
                                  Value       Value        Value         Value
                                  -----       -----        -----         -----
Investments
Available-for-sale             $  12,754    $  12,754    $  44,561    $  44,561
Held-to-maturity               $ 162,902    $ 165,769    $ 161,378    $ 155,218

Long Term Debt                 $(102,096)   $(106,324)   $  (2,700)   $  (2,800)


Fair value is based on quoted market prices for the same or similar securities.

Capital Stock

Share activity in the Company's preferred and common stocks is set forth below for the three years ended December 31, 1995:

                                                     Preferred Stock                    Common Stock
                                                     ---------------                    ------------
                                                                               Class A             Class B
                                                                               -------             --------
OUTSTANDING AT DECEMBER 31, 1992                         ---                  5,855,095           25,329,453
Exercise of stock options                                                        22,669               65,216
Acquisition/Issuance of treasury shares                                          (2,016)             (11,876)
                                                       -------                ---------           ----------
OUTSTANDING AT DECEMBER 31, 1993                         ---                  5,875,748           25,382,793
Exercise of stock options                                                        37,223              139,337
Acquisition/Issuance of treasury shares                                         (17,874)             (34,330)
Stock dividend declared                                                            ---             1,569,145
                                                       -------                ---------           ----------
OUTSTANDING AT DECEMBER 31, 1994                         ---                  5,895,097           27,056,945
Exercise of stock options                                                        15,596              101,089
Acquisition/Issuance of treasury shares                                        (124,378)             (18,809)
                                                       -------                ---------           ----------
OUTSTANDING AT DECEMBER 31, 1995                         ---                  5,786,315           27,139,225

Shares held in Treasury at December 31, 1995: Class A Common - 1,815,220; Class B Common - 1,963,561. For accounting purposes, the Company treats treasury shares as being constructively retired and accordingly charges the purchase price against par value and additional paid-in capital. Voting rights per share:
Class A Common - twenty; Class B Common - one. In addition, the Company has 5,891,097 authorized shares of preferred stock; none are outstanding.

On December 13, 1994, the Board of Directors declared a 5% stock dividend payable in Class B Common Stock to all shareholders on February 3, 1995. In the accompanying financial statements all per common share amounts have been restated to reflect the stock dividend.

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

         Shares of common stock were reserved at December 31, 1995 as follows:

         Exercise of stock purchase rights                       32,925,540
         Exercise of outstanding stock options                    2,251,942
         Future grant of stock options                            1,164,559
                                                                 ----------
         Total (Class A, 6,364,852; Class B, 29,977,189)         36,342,041
                                                                 ==========

                                                                         Page 38
Stock Options

The Company has granted to officers and key employees options to purchase the Company's Class A and Class B Common Stock and the Company may grant to officers and key employees options to purchase the Company's Class B Common Stock at not less than 85% of market prices on the date of grant. Stock option activity (restated for the 5% common stock dividend declared in 1994) for the three years ended December 31, 1995 is set forth below:

                                                                          Number               Option price
                                                                        of shares               per share
                                                                        ---------              ------------
OUTSTANDING AT DECEMBER 31, 1992                                       1,605,403            $12.29 -   $46.77
Granted                                                                  321,405            $50.30
Exercised                                                                (92,336)           $12.29 -   $46.77
Canceled or expired                                                         (580)           $38.66
                                                                       ---------
OUTSTANDING AT DECEMBER 31, 1993                                       1,833,892            $13.32 -   $53.99
Granted                                                                  371,385            $51.43
Exercised                                                               (185,388)           $13.32 -   $53.99
Canceled or expired                                                      (14,007)           $50.30 -   $53.99
                                                                       ---------
OUTSTANDING AT DECEMBER 31, 1994                                       2,005,882            $19.07 -   $53.99
Granted                                                                  379,900            $64.13
Exercised                                                               (116,685)           $19.07 -   $53.99
Cancelled or expired                                                     (17,155)           $50.30 -   $53.99
                                                                       ---------
OUTSTANDING AT DECEMBER 31, 1995                                       2,251,942            $21.90 -   $64.13

Options for the purchase of 1,525,078 shares were exercisable at December 31, 1995, at prices ranging from $21.90 to $53.99 per share.

Industry Segment and Geographic Area Information

Nature of Operations

Hubbell Incorporated was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. For over a century, Hubbell has manufactured and sold high quality electrical and electronic products for a broad range of commercial, industrial, telecommunications and utility applications. Since 1961, Hubbell has expanded its operations into other areas of the electrical industry and related fields. Hubbell products are now manufactured or assembled by nineteen divisions and subsidiaries at twenty-eight locations in the United States, Canada, Puerto Rico, Mexico, United Kingdom and Singapore. Hubbell also participates in joint ventures with partners in Germany and Taiwan, and maintains sales offices in Malaysia, Mexico, Hong Kong, South Korea and the Middle East.

The Company is primarily engaged in the engineering, manufacture and sale of electrical and electronic products. These products can be divided into three general segments: products primarily used in low-voltage applications, products primarily used in high-voltage applications and products that either are not directly related to the electrical business, or, if related, cannot be clearly classified on a voltage application basis. At December 31, 1995, these segments were comprised as follows:

Low Voltage products are in the range of 600 volts or less, are sold principally to distributors and represent stock items of standard and special application wiring device products, lighting fixtures and low voltage industrial controls.

High Voltage products are in the more than 600 volt range, are sold through distributors, independent sales representatives and directly to customers by sales engineers. Segment products are comprised of test and measurement equipment, wire and cable, electrical transmission and distribution products such as insulators, surge arresters, switches, cutouts, sectionalizers and fuses.

The Other segment consists of products not classified on a voltage basis. This segment includes standard and special application cabinets and enclosures, fittings, switch and outlet boxes, wire management components and systems, construction materials and tools for building and maintenance of overhead and underground power and telephone lines, data transmission and telecommunications equipment and components for voice and data signals. Segment products are sold to customers in a wide range of markets including industrial, commercial and residential construction; hardware and home center outlets; original equipment manufacturers; electric and telephone utilities.

On a geographic basis, the Company defines "international" as operations and activities based outside of the United States and its possessions. Sales of international units were 6% of total sales in 1995, 6% in 1994 and 5% in 1993 with the Canadian market representing approximately 60% of the total. Net assets of international subsidiaries were 4% of the consolidated total in 1995, 4% in 1994 and 4% in 1993. Export sales from the United States operations to unaffiliated customers were $71,500,000 in 1995, $62,600,000 in 1994 and $37,000,000 in 1993.

The Company's principal manufacturing facilities are located in the following areas, classified by segment:

                                                                                              Approximate Floor
                      Segment              Location         No. of Facilities                Area in Square Feet
                      -------              --------         -----------------                -------------------

             Low Voltage Segment        Connecticut                 2                            492,600
                                        Ohio                        1                             76,900
                                        Puerto Rico                 2                            221,100 (1)
                                        Tennessee                   1                            250,000
                                        Virginia                    1                            321,300
                                        North Carolina              1                             22,000 (2)
                                        Mexico                      1                             40,000 (2)

             High Voltage Segment       Connecticut                 1                            503,000
                                        New York                    2                            171,000
                                        Ohio                        1                             92,000
                                        South Carolina              1                            197,000
                                        Missouri                    1*                           795,000

             Other Segments             Connecticut                 1                             67,400
                                        Illinois                    1                            207,100
                                        Indiana                     1                            320,000
                                        Missouri                    1**                          234,400
                                        Virginia                    1                            138,000
                                        Mexico                      1                            161,500
                                        North Carolina              1                             35,000
-----------------------------

(1)          69,100 square feet leased                    (2)  Leased
 *           Some products are classified in the Other Segment
**           Some products are classified in the Low Voltage Segment

Additionally, the Company owns or leases warehouses and distribution centers containing approximately 1,145,300 square feet. The Company believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

As of December 31, 1995, the Company has approximately 7,410 full-time employees, including salaried and hourly personnel. Approximately 36% of the total employees are represented by labor unions. During the next twelve months there are no significant union contracts due for renegotiation.

Financial Information

Financial information by industry segment and geographic area for the three years ended December 31, 1995, is summarized below (in thousands). When reading the data the following items should be noted:

- Net sales comprise sales to unaffiliated customers - intersegment and inter-area sales are immaterial.

- Segment operating income consists of net sales less operating expenses. General corporate expenses, interest expense, and other income, have not been allocated to segments.

- General corporate assets not allocated to segments are principally cash and investments.

   INDUSTRY SEGMENT                     1995           1994         1993
NET SALES:                              ----           ----         ----
Low Voltage                        $   497,428    $   456,287    $ 431,974
High Voltage                           234,052        205,721      134,195
Other                                  411,646        351,692      266,254
                                   -----------    -----------    ---------
  Total                            $ 1,143,126    $ 1,013,700    $ 832,423
                                   ===========    ===========    =========
OPERATING INCOME:

Low Voltage                        $    96,965    $    89,148    $  83,835
  Restructuring Charge                    --             --        (28,300)
High Voltage                            25,040         21,314       15,388
  Restructuring Charge                    --             --         (3,100)
Other                                   57,630         44,368       35,049
  Restructuring Charge                    --             --        (18,600)
                                   -----------    -----------    ---------
  Segment Total                        179,635        154,830       84,272

General corporate expenses             (14,675)       (14,247)     (14,031)
Interest expense                        (8,499)        (6,074)      (3,386)
Investment and other income, net        10,572         11,426       14,639
                                   -----------    -----------    ---------
  Income before income taxes       $   167,033    $   145,935    $  81,494
                                   ===========    ===========    =========

ASSETS:

Low Voltage                        $   262,399    $   261,789    $ 246,937
High Voltage                           204,821        204,159      109,205
Other                                  248,336        241,835      156,757
General Corporate                      341,689        333,786      361,399
                                   -----------    -----------    ---------
  Total                            $ 1,057,245    $ 1,041,569    $ 874,298
                                   ===========    ===========    =========
CAPITAL EXPENDITURES:

Low Voltage                        $    16,845    $    22,655    $   8,464
High Voltage                             8,546         16,377        8,657
Other                                   12,349         13,791        6,397
General Corporate                          488            355        1,605
                                   -----------    -----------    ---------
  Total                            $    38,228    $    53,178    $  25,123
                                   ===========    ===========    =========
DEPRECIATION AND AMORTIZATION:

Low Voltage                        $    14,407    $    14,521    $  15,968
High Voltage                             9,148          7,497        4,885
Other                                   11,753         10,746        7,851
General Corporate                          932          1,247        1,394
                                   -----------    -----------    ---------
  Total                            $    36,240    $    34,011    $  30,098
                                   ===========    ===========    =========

              GEOGRAPHIC AREA

                             1995         1994         1993
                             ----         ----         ----
NET SALES:
United States            $1,072,267   $  957,740   $ 788,708
International                70,859       55,960      43,715
                         ----------   ----------   ---------
  Total                  $1,143,126   $1,013,700   $ 832,423
                         ==========   ==========   =========

OPERATING INCOME:

United States            $  169,890   $  148,470   $ 132,150
  Restructuring charge         --           --       (49,100)
International                 9,745        6,360       2,122
  Restructuring charge         --           --          (900)
                         ----------   ----------   ---------
  Total                  $  179,635   $  154,830   $  84,272
                         ==========   ==========   =========


ASSETS:

United States            $1,007,276   $  999,567   $ 839,853
International                49,969       42,002      34,445
                         ----------   ----------   ---------
  Total                  $1,057,245   $1,041,569   $ 874,298
                         ==========   ==========   =========

Subsequent Event

On January 31, 1996, the Company acquired all the outstanding stock of Gleason Reel Corporation ("Gleason") based in Mayville, Wisconsin. Gleason manufactures electric cable management products (including cable and hose reels, protective steel and nylon cable tracks and cable festooning hardware) and a line of ergonomic tool support systems. The purchase price, which consisted of cash and notes with maturities of one year, was immaterial to the Company's financial position at December 31, 1995 and the acquisition will not have a significant effect on earnings.

Quarterly Financial Data (Unaudited)

The table below sets forth summarized quarterly financial data for the years ended December 31, 1995 and 1994 (in thousands, except per share amounts). Share data has been restated for the 5% common stock dividend paid in 1995:

                                                   First         Second            Third          Fourth
1995                                              Quarter        Quarter          Quarter         Quarter
----                                              -------        -------          -------         -------
Net Sales                                         $278,434        $295,006        $286,968        $282,718
Gross Profit                                      $ 80,500        $ 83,982        $ 86,395        $ 89,071
Net Income                                        $ 28,409        $ 30,077        $ 31,700        $ 31,748
Earnings Per Share                                $   0.85        $   0.90        $   0.95        $   0.95


1994
----
Net Sales                                         $207,044        $261,935        $267,545        $277,176
Gross Profit                                      $ 64,540        $ 77,737        $ 78,339        $ 84,404
Net Income                                        $ 24,328        $ 26,459        $ 27,289        $ 28,457
Earnings Per Share                                $   0.73        $   0.79        $   0.82        $   0.86

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                 Not applicable.

                                    PART III

                 Information relative to Executive Officers appears on Page 46 of this report.

Item 10.         Directors and Executive Officers of the Registrant(1)

Item 11.         Executive Compensation (1)

Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management (1)

Item 13.         Certain Relationships and Related Transactions (1)

                                     PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K

1.       Financial Statements and Schedules

Financial statements and schedules listed in the Index to Financial Statements and Schedules appearing on Page 49 are filed as part of this Annual Report on Form 10-K.

2.       Exhibits

         Number                   Description

         3a Restated Certificate of Incorporation, as amended through May 10, 1991. Exhibit 4.1 of the registrant's Registration Statement on Form S-3, filed on August 17, 1995 is herein incorporated by reference.

         3b By-Laws, Hubbell Incorporated, as amended on December 12, 1989. Exhibit 3b of the registrant's report on Form 10-K for the year 1989, filed on March 26, 1990, is incorporated by reference.

         3c Rights Agreement, dated as of December 13, 1988, between Hubbell Incorporated and Manufacturers Hanover Trust Company (now known as Chemical Mellon Shareholder Services, L.L.C.) as Rights Agent. Registrant's Form 8-A, dated December 27, 1988, and filed on December 29, 1988, is incorporated by reference.
------------------
(1) The definitive proxy statement for the annual meeting of shareholders to be held on May 6, 1996, filed with the Commission on March 27, 1996, pursuant to Regulation 14A, is incorporated herein by reference.

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


         10g+* Hubbell Incorporated Incentive Compensation Plan, as amended effective December 13, 1995.

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

-------------------
+ This exhibit constitutes a management contract, compensatory plan, or arrangement

*    Filed hereunder

         Number                   Description
         ------                   -----------
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

         11      Computation of earnings per share.

         21      Listing of significant subsidiaries.

         27      Exhibit 27 Financial Data Schedule (Electronic filings only)

3.       Reports on Form 8-K

         A report on Form 8-K, pertaining to the issuance and sale of $100,000,000 aggregate principal amount of the Registrant's 6 5/8% Notes due 2005, pursuant to an Underwriting Agreement dated September 28, 1995, was filed with the Securities and Exchange Commission on October 3, 1995.


------------------------
+   This exhibit constitutes a management contract, compensatory plan, or arrangement

                 Executive Officers of the Registrant

         Name           Age(1)             Present Position                                   Business Experience
G. Jackson Ratcliffe      59      Chairman of the Board, President  President and Chief Executive Officer since January 1, 1988;
                                  and Chief Executive Officer       Chairman of the Board since 1987; Executive Vice President -
                                                                    Administration 1983-1987; Senior Vice President-Finance and
                                                                    Law 1980-1983; Vice President, General Counsel and Secretary
                                                                    1974-1980.

Vincent R. Petrecca       55      Executive Vice President          Present position since January 1, 1988; Group Vice President
                                                                    1984-1987; Vice President and General Manager of the Wiring
                                                                    Device Division 1981-1984; Vice President and General Manager of
                                                                    the Lighting Division 1976-1981.

Harry B. Rowell, Jr.      54      Executive Vice President          Present position since January 1, 1988; Group Vice
                                                                    President 1985-1987; Vice President Corporate Development and
                                                                    Planning 1979-1985.

Thomas H. Pluff           48      Group Vice President              Present position since March 1989.

Richard W. Davies         49      Vice President, General Counsel   Present position since January 1, 1996; General Counsel since
                                  and Secretary                     1987;  Secretary since 1982; Assistant Secretary
                                                                    1980-1982; Assistant General Counsel 1974-1987.

James H. Biggart, Jr.     43      Vice President and Treasurer      Present position since January 1, 1996;
                                                                    Treasurer since 1987; Assistant Treasurer 1986-1987; Director of
                                                                    Taxes 1984-1986.

               There is no family relationship between any of the
                        above-named executive officers.
--------------------------
(1) As of March 15, 1996

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         HUBBELL INCORPORATED

By      /s/G.J. Ratcliffe                               3/11/96
   -------------------------------                      -------
            G. J. Ratcliffe                               Date
         Chairman of the Board, President, Chief
              Executive Officer and Director

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By      /s/G.J. Ratcliffe                               3/11/96
   -------------------------------                      -------
            G. J. Ratcliffe                               Date
         Chairman of the Board, President, Chief
              Executive Officer and Director

By      /s/H.B. Rowell, Jr.                             3/11/96
   -------------------------------                      -------
            H. B. Rowell, Jr.                             Date
         Executive Vice President
         (Chief Financial and Accounting Officer)

By      /s/E.R. Brooks                                  3/11/96
   -------------------------------                      -------
            E. R. Brooks                                  Date
            Director

By      /s/G.W. Edwards, Jr.                            3/11/96
   -------------------------------                      -------
            G. W. Edwards, Jr.                            Date
            Director



By      /s/J.S. Hoffman                                 3/11/96
   -------------------------------                      -------
            J. S. Hoffman                                 Date
            Director

By      /s/H.G. McDonell                                3/11/96
   -------------------------------                      -------
            H. G. McDonell                                Date
            Director



By      /s/A. McNally IV                                3/11/96
   -------------------------------                      -------
            A. McNally IV                                 Date
            Director



By      /s/D.J. Meyer                                   3/11/96
   -------------------------------                      -------
            D. J. Meyer                                   Date
            Director



By      /s/J.A. Urquhart                                3/11/96
   -------------------------------                      -------
            J. A. Urquhart                                Date
            Director



By      /s/M. Wallop                                    3/11/96
   -------------------------------                      -------
            M. Wallop                                     Date
            Director

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                     Form 10-K for
Financial Statements                                                                   1995, Page:
--------------------                                                                   -----------
         Report of Independent Accountants.....................................................18

         Consolidated Balance Sheet at December 31, 1995 and 1994..............................19

         Consolidated Statement of Income for the three years
         ended December 31, 1995...............................................................21

         Consolidated Statement of Cash Flows for the three years
         ended December 31, 1995...............................................................22

         Consolidated Statement of Changes in Shareholders' Equity
         for the three years ended December 31, 1995...........................................23

         Statement of Accounting Policies......................................................24

         Notes to Consolidated Financial Statements............................................27

Financial Statement Schedule
----------------------------

         Report of Independent Accountants
         on Financial Statement Schedule.......................................................50

         Valuation and Qualifying Accounts and Reserves
         (Schedule VIII).......................................................................51

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Hubbell Incorporated

Our audits of the consolidated financial statements referred to in our report dated January 18, 1996, except for the subsequent event note which is as of January 31, 1996, appearing on page 18 of this Form 10-K also included an audit of the Financial Statement Schedule listed in the index on page 49. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse  LLP
Stamford, Connecticut
January 18, 1996

                               HUBBELL INCORPORATED                Schedule VIII
                                AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
                                 (In thousands)

Reserves deducted in the balance sheet from the assets to which they apply:

                                                  Additions                         Deductions -
                                  Balance at       charged        Acquisition      uncollectible       Balance
                                  beginning        to costs           of             accounts          at end
                                  of period      and expenses      businesses       written off       of period
                                  ---------      ------------      ----------      -------------      ---------
Allowances for doubtful
accounts receivable:
         Year 1993                   $3,340           $1,845            $ 64        $ (1,481)          $3,768

         Year 1994                   $3,768           $1,676            $ 77        $   (761)          $4,760

         Year 1995                   $4,760           $  693            $  0        $ (1,119)          $4,334

                                EXHIBIT INDEX
                                -------------

         Number                   Description

         3a Restated Certificate of Incorporation, as amended through May 10, 1991. Exhibit 4.1 of the registrant's Registration Statement on Form S-3, filed on August 17, 1995, is herein incorporated by reference.

         3b By-Laws, Hubbell Incorporated, as amended on December 12, 1989. Exhibit 3b of the registrant's report on Form 10-K for the year 1989, filed on March 26, 1990, is incorporated by reference.

         3c Rights Agreement, dated as of December 13, 1988, between Hubbell Incorporated and Manufacturers Hanover Trust Company (now known as Chemical Mellon Shareholder Services, L.L.C.) as Rights Agent. Registrant's Form 8-A, dated December 27, 1988, and filed on December 29, 1988, is incorporated by reference.

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

         10g+* Hubbell Incorporated Incentive Compensation Plan, as amended effective December 13, 1995.

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

           11      Computation of earnings per share.

           21      Listing of significant subsidiaries.

           27      Exhibit 27 Financial Data Schedule (Electronic filings only)

------------------
(1) The definitive proxy statement for the annual meeting of shareholders to be held on May 6, 1996, filed with the Commission on March 27, 1996, pursuant to Regulation 14A, is incorporated herein by reference.

+ This exhibit constitutes a management contract, compensatory plan, or arrangement

*    Filed hereunder