Form 10-Q
period 1996-03-31
HUBBELL INC
filed 1996-05-14
CIK 48898

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended        March 31, 1996

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from  ____________ to__________


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

                            Yes [x]             No [ ]

The number of shares of registrant's classes of common stock outstanding as of May 6, 1996 were:

                       Class A ($.01 par value) 5,779,000

                       Class B ($.01 par value) 27,185,000

                                               HUBBELL INCORPORATED
                                          PART I - FINANCIAL INFORMATION
ITEM 1                                        FINANCIAL STATEMENTS
                                            Consolidated Balance Sheet
                                                    (unaudited)
                                                  (in thousands)

                                                                             March 31, 1996                December 31, 1995
                                                                             --------------                -----------------
ASSETS
Current Assets:
   Cash and temporary cash investments                                       $    83,677                      $    86,984
   Accounts receivable (net)                                                     167,991                          140,765
   Inventories                                                                   239,218                          236,384
   Prepaid taxes                                                                  31,017                           30,958
   Other                                                                           4,966                            5,015
                                                                             -----------                       ----------

Total Current Assets                                                             526,869                          500,106

Property, Plant and Equipment (net)                                              213,822                          204,190

Other Assets:
   Investments                                                                   171,088                          175,656
   Purchase price in excess of net assets of companies acquired (net)            160,676                          137,941
   Property held as investment                                                     8,036                            8,329
   Other                                                                          28,865                           31,023
                                                                             -----------                       ----------

                                                                             $ 1,109,356                       $1,057,245
                                                                             ===========                       ==========

Liabilities And Shareholders' Equity
Current Liabilities:
   Commercial paper and notes                                               $     18,635                      $       ---
   Accounts payable                                                               38,220                           34,272
   Accrued salaries, wages and employee benefits                                  21,334                           26,079
   Accrued income taxes                                                           43,084                           30,711
   Dividends payable                                                              15,493                           15,475
   Accrued restructuring charge                                                   10,000                           10,000
   Other accrued liabilities                                                      85,278                           78,401
                                                                             -----------                       ----------

Total Current Liabilities                                                        232,044                          194,938

Long-Term Debt                                                                   102,111                          102,096

Other Non-Current Liabilities                                                     74,138                           76,766

Deferred Income Taxes                                                             17,036                           16,107

Shareholders' Equity                                                             684,027                          667,338
                                                                             -----------                       ----------

                                                                             $ 1,109,356                       $1,057,245
                                                                             ===========                       ==========

See notes to consolidated financial statements.

                              HUBBELL INCORPORATED
                        Consolidated Statement of Income
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                  Three Months Ended
                                                       March 31,
                                                       ---------

                                                  1996           1995
                                                  ----           ----
Net Sales                                       $304,600       $278,434
Cost of goods sold                               218,330        197,934
                                                --------       ---------
Gross Profit                                      86,270         80,500
Selling & administrative expenses                 42,466         42,180
                                                --------       ---------
Operating Income                                  43,804         38,320
                                                --------       ---------
Other Income (Expense):
         Investment income                         3,876          4,003
         Interest expense                         (2,100)        (2,213)
         Other income  (expense), net               (976)        (1,193)
                                                --------       ---------
Total Other Income, net                              800            597
                                                --------       --------
Income before Income Taxes                        44,604         38,917
Provision for income taxes                        12,935         10,508
                                                --------       --------
Net Income                                      $ 31,669       $ 28,409
                                                ========       ========
Earnings Per Share                              $   0.94       $   0.85
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


                                               HUBBELL INCORPORATED
                                       Consolidated Statement of Cash Flows
                                                    (unaudited)
                                                  (in thousands)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                                      ---------

Cash Flows From Operating Activities                                                         1996                1995
- ------------------------------------                                                         ----                ----
Net income                                                                                $ 31,669            $  28,409
Adjustments to reconcile net income to                                                         ---
net cash provided by operating activities:
     Depreciation and amortization                                                          10,776                9,826
     Deferred income taxes                                                                     779                 (934)
Changes in assets and liabilities, net of the effect of business acquisitions:
     (Increase)/Decrease in accounts receivable                                            (16,246)              (3,942)
     (Increase)/Decrease in inventories                                                      6,564                1,011
     (Increase)/Decrease in other current assets                                               145                2,575
     Increase/(Decrease) in current operating liabilities                                   14,013               (5,119)
     Increase/(Decrease) in restructuring accruals                                          (2,118)              (2,915)
     (Increase)/Decrease in other, net                                                       1,903                6,355
                                                                                           --------              -------
Net cash provided by operating activities                                                   47,485               35,266
                                                                                           --------              -------

Cash Flows From Investing Activities

Acquisition of businesses                                                                  (31,365)                 ---
Additions to property, plant and equipment                                                  (9,928)              (9,344)
Purchases of investments                                                                      (242)              (1,974)
Repayments and sales of investments                                                          4,994                  ---
Other, net                                                                                   2,151                2,030
                                                                                           --------              -------

Net cash used in investing activities                                                      (34,390)              (9,288)
                                                                                           --------              -------

Cash Flows From Financing Activities

Payment of dividends                                                                       (15,475)              (13,494)
Commercial paper and notes - borrowings (repayments)                                           ---                1,707
Exercise of stock options                                                                      714                   35
Acquisition of treasury shares                                                              (1,641)                 ---
                                                                                           --------              -------

Net cash provided (used) in financing activities                                           (16,402)              (11,752)
                                                                                           --------              -------

Increase (Decrease) in cash and temporary cash investments                                  (3,307)              14,226

Cash And Temporary Cash Investments

Beginning of period                                                                         86,984               38,865
                                                                                           --------              -------

End of period                                                                           $   83,677            $  53,091
                                                                                        ==========            =========

See notes to consolidated financial statements


                              HUBBELL INCORPORATED
                   Notes to Consolidated Financial Statements
                                 March 31, 1996
                                   (unaudited)

  1. Inventories are classified as follows:  (in thousands)

                                                                       March 31,                   December 31,
                                                                         1996                         1995
                                                                         ----                         ----
  Raw Material                                                         $  84,831                  $   81,253
  Work-in-Process                                                         66,390                      64,117
  Finished Goods                                                         137,677                     140,428
                                                                       ---------                   ---------
                                                                         288,898                     285,798

  Excess of current
  Production costs over
  LIFO cost basis                                                         49,680                      49,414
                                                                       ---------                   ---------
                                                                       $ 239,218                   $ 236,384
                                                                       =========                   =========


  2. Shareholders' Equity comprises: (in thousands)


                                                                        March 31,                   December 31,
                                                                           1996                         1995
                                                                           ----                         ----
  Common Stock, $.01 par value:
  Class A-authorized 50,000,000 shares,
     outstanding 5,769,746 and 5,786,315 shares                        $      58                    $     58
  Class B-authorized 150,000,000 shares,
     outstanding 27,183,972 and 27,139,225 shares                            271                         271
  Additional paid-in-capital                                             436,980                     437,908
  Retained earnings                                                      254,479                     238,303
  Unrealized holding gains (losses) on securities                            144                          74
  Cumulative translation adjustments                                      (7,905)                     (9,276)
                                                                      -----------                   ---------
                                                                        $684,027                    $667,338
                                                                      ===========                   =========


                              HUBBELL INCORPORATED
                   Notes to Consolidated Financial Statements
                                 March 31, 1996
                                   (unaudited)

3. On January 2, 1996, the Company acquired the assets of the Anderson Electrical Connectors business ("Anderson"). Anderson manufactures electrical connectors and associated hardware and tools for the electric utility industry with manufacturing facilities in Alabama and Tennessee. On January 31, 1996, the Company acquired all the outstanding stock of Gleason Reel Corp. ("Gleason") based in Mayville, Wisconsin. Gleason manufactures electric cable management products (including cable and hose reels, protective steel and nylon cable tracks and cable festooning hardware) and a line of ergonomic tool support systems.

     The businesses were acquired for cash of $31,365,000 and notes of $18,635,000 that mature in one year and were recorded under the purchase method of accounting. The costs of the acquired businesses has been allocated to assets acquired and liabilities assumed based on fair values with the residual amount assigned to goodwill, which is being amortized over forty years. The businesses have been included in the financial statements as of their respective acquisition date and had no material effect on the Company's financial position and reported earnings.

4. In the opinion of management, the information furnished in Part I-Financial Information on Form 10-Q reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial statements for the periods indicated.

5. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

                             HUBBELL INCORPORATED
  ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 1996

                               Financial Condition

     At March 31, 1996, the Company's financial position remained strong with working capital of $294.8 million and a current ratio of 2.3 to 1. Total borrowings at March 31, 1996, were $120.7 million, 17.7% of shareholders equity.

     The net decline in cash and temporary cash investments of $3.3 million for the three months ended March 31, 1996, reflects the purchase of Anderson and Gleason and quarterly dividend payment offset by cash provided from operating activities.

     Net cash provided by operating activities reflects higher net income, continued emphasis on working capital management and funding of working capital for the recent acquisitions. Accounts receivable increased in line with higher sales. Inventories declined due to production efficiencies as the start-up phase of new production lines under the restructuring program progresses. The increase in liabilities is principally due to the higher level of business activity, increased income taxes and accrual of interest for the ten year notes.

     The Company believes that currently available cash, borrowing facilities, and its ability to increase its credit lines if needed, combined with internally generated funds should be more than sufficient to fund capital expenditures as well as any increase in working capital that would be required to accommodate a higher level of business activity.

                              Results of Operations

     Consolidated net sales increased more than 9% on strong growth reported by Lighting, Industrial Controls, Ohio Brass, A.B. Chance, Pulse Communications and Premise Wiring combined with the recent acquisition of Anderson and Gleason. Operating income increased more than 14% on the higher sales volume, improved operating efficiencies from the Company's restructuring program and the impact of the acquired businesses.

     Low voltage segment sales increased 5% on higher shipment of industrial controls, lighting products and inclusion of Gleason. Most units showed modest increases as construction related markets were impacted by the severe winter weather. Operating income increased more than 11% on higher sales, improved operating efficiencies and inclusion of Gleason since its acquisition.

     High voltage segment sales increased more than 15% on continued growth for surge arresters and insulators combined with the sales of Anderson products. Segment operating income increased in line with sales.

     Other industry segment sales increased 11% as almost all units reported higher sales with particularly strong increases for telecommunications and wire management products. Operating profits increased 12% on the improved volume of higher margin telecommunications products and improved operating efficiencies.

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 1996
                                   (continued)

     Sales through the Company's International units were essentially even with last year while operating profits increased more than 10% reflecting the improved profitability of the restructured Canadian and European operations.

     The effective income tax rate for 1996 is 29% versus 27% in 1995. The increase in the effective tax rate reflects a higher portion of domestic source income at resulting higher tax rates and the impact of our recently completed acquisitions. Net income and earnings per share increased 11%, respectively.

     The Company's restructuring program is proceeding according to management's plan. At March 31, 1996, the restructuring accrual balance was $16,296,000 of which $10,000,000 is classified as current liability. Through March 31, 1996, cumulative costs charged to the restructuring accrual were $33,704,000 as follows (in thousands):

                                Personnel                     Plant & Equipment Costs
                                  Costs                     Relocation         Disposal                    Total
                                  -----                     ----------         --------                    -----
  1993                          $  4,456                     $  2,794          $   ---                  $  7,250
  1994                             7,550                        2,036            5,225                    14,811
  1995                             3,017                        5,048            1,461                     9,526
  1996 Y-T-D                         523                        1,022              572                     2,117
                                --------                      -------          -------                  --------
  Cumulative                    $ 15,546                     $ 10,900          $ 7,258                  $ 33,704
                                ========                     ========          =======                  ========


     Personnel costs include non-cash charges for early retirement programs which have been reclassified to the Company's pension liability totaling $6,203,000 since inception of the restructuring program.

                              HUBBELL INCORPORATED

                          PART II -- OTHER INFORMATION

  ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Annual Meeting of Shareholders held on May 6, 1996:

1. The following nine (9) individuals were elected directors of the Company for the ensuing year to serve until the next Annual Meeting of Shareholders of the Company and until their respective successors may be elected and qualified, the affirmative votes being a majority of the voting power of all outstanding eligible shares all voting as a single class:


                Name of Individual                         Votes For                         Votes Withheld
                ------------------                         -----------                       --------------
                E. Richard Brooks                          122,190,954                          557,095
                George W. Edwards, Jr.                     122,199,184                          548,825
                Andrew McNally IV                          122,265,918                          482,091
                Daniel J. Meyer                            122,212,785                          535,224
                Horace G. McDonell                         122,165,973                          582,036
                Joel S. Hoffman                            121,887,251                          860,758
                G. Jackson Ratcliffe                       122,247,117                          500,892
                John A. Urquhart                           122,212,957                          535,052
                Malcolm Wallop                             122,038,174                          664,835


2. Price Waterhouse was ratified as independent accountants to examine the annual financial statements for the Company for the year 1996 receiving 122,478,896 affirmative votes, being the affirmative vote of the holders of a majority of the voting power of all outstanding eligible shares all voting as a single class, with 76,835 negative votes and 192,279 votes abstained.

3. The proposal relating to approval of an amendment to, and restatement of, the Company's Restated Certificate of Incorporation, which appears on page 17 of the definitive proxy statement dated March 22, 1996 and filed with the Commission on March 27, 1996, which proposal is incorporated herein by reference, has been approved with 119,719,668 affirmative votes, being the affirmative vote of the holders of a majority of the voting power of all outstanding eligible shares all voting as a single class, with 2,610,748 negative votes and 417,593 votes abstained.

4. The proposal relating to approval of an amendment to the Company's Incentive Compensation Plan, which appears on pages 17 to 19 of the definitive proxy statement dated March 22, 1996, which proposal is incorporated herein by reference, has been approved with 117,633,639 affirmative votes, being the affirmative vote of the holders of a majority of the voting power of all outstanding eligible shares all voting as a single class, with 3,963,124 negative votes and 1,151,247 votes abstained.

5. The proposal relating to approval of the adoption of the Company's Senior Executive Incentive Compensation Plan, which appears on pages 19 to 20 of the definitive proxy statement dated March 22, 1996, which proposal is incorporated herein by reference, has been approved with 117,063,867 affirmative votes, being the affirmative vote of the holders of a majority of the voting power of all outstanding eligible shares all voting as a single class, with 4,334,534 negative votes and 1,349,587 votes abstained.

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION

  ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

  EXHIBITS

  Number                            Description
  ------                            -----------

  10g+ Hubbell Incorporated Incentive Compensation Plan, as amended effective January 1, 1996. Exhibit B of the registrant's proxy statement, dated March 22, 1996, filed on March 27, 1996, is incorporated by reference.

  10p+ Hubbell Incorporated Senior Executive Incentive Compensation Plan, effective January 1, 1996. Exhibit C of the registrant's proxy statement, dated March 22, 1996, filed on March 27, 1996, is incorporated by reference.

  11.    Computation of Earnings Per Share

  27.    Financial Data Schedule (Electronic filings only)

  -------------------
  + This exhibit constitutes a management contract, compensatory plan, or arrangement.



  REPORTS ON FORM 8-K

There were no reports on Form 8-K filed for the three months ended March 31, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              HUBBELL INCORPORATED

  Dated:         May 10,  1996              /s/  HARRY B. ROWELL, JR.
         ------------------------------       ------------------------------
                                                 Harry B. Rowell, Jr.
                                                 Executive Vice President
                                                 (Chief Financial and
                                                   Accounting Officer)

                                EXHIBIT INDEX
                                -------------

                 Exhibit 11          Computation of Earnings Per Share

                 Exhibit 27          Financial Data Schedule