Form 10-Q
period 1996-06-30
HUBBELL INC
filed 1996-08-12
CIK 48898

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended                JUNE 30, 1996

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from  _________________   to ______________


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

The number of shares of registrant's classes of common stock outstanding as of August 5, 1996 were:

                      Class A ($.01 par value)  5,742,550*

                      Class B ($.01 par value) 27,230,300*

*Does not reflect the 2-for-1 stock split payable on August 9, 1996.

                              HUBBELL INCORPORATED

                         PART I - FINANCIAL INFORMATION
ITEM 1                        FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            June 30, 1996   December 31, 1995
                                                                            -------------   -----------------
ASSETS
Current Assets:
   Cash and temporary cash investments                                       $  102,064        $   86,984
   Accounts receivable (net)                                                    175,666           140,765
   Inventories                                                                  237,809           236,384
   Prepaid taxes                                                                 31,982            30,958
   Other                                                                          4,218             5,015
                                                                             ----------        ----------

TOTAL CURRENT ASSETS                                                            551,739           500,106

Property, Plant and Equipment (net)                                             212,970           204,190

Other Assets:
   Investments                                                                  167,313           175,656
   Purchase price in excess of net assets of companies acquired (net)           159,429           137,941
   Property held as investment                                                    8,104             8,329
   Other                                                                         27,466            31,023
                                                                             ----------        ----------

                                                                             $1,127,021        $1,057,245
                                                                             ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Commercial paper and notes                                                $   18,635        $      ---
   Accounts payable                                                              44,071            34,272
   Accrued salaries, wages and employee benefits                                 28,237            26,079
   Accrued income taxes                                                          34,383            30,711
   Dividends payable                                                             17,144            15,475
   Accrued restructuring charge                                                  10,000            10,000
   Other accrued liabilities                                                     82,849            78,401
                                                                             ----------        ----------

TOTAL CURRENT LIABILITIES                                                       235,319           194,938

Long-Term Debt                                                                   99,427           102,096

Other Non-Current Liabilities                                                    73,425            76,766

Deferred Income Taxes                                                            17,243            16,107

Shareholders' Equity                                                            701,607           667,338
                                                                             ----------        ----------

                                                                             $1,127,021        $1,057,245
                                                                             ==========        ==========

See notes to consolidated financial statements

                              HUBBELL INCORPORATED

                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                    JUNE 30,                        JUNE 30,
                                                    --------                        --------

                                              1996            1995            1996            1995
                                              ----            ----            ----            ----

NET SALES                                  $ 328,927       $ 295,006       $ 633,527       $ 573,440

Cost of goods sold                           229,881         211,024         444,321         408,958
                                           ---------       ---------       ---------       ---------

GROSS PROFIT                                  99,046          83,982         189,206         164,482

Selling & administrative expenses             48,710          43,179          95,066          85,359
                                           ---------       ---------       ---------       ---------

OPERATING INCOME                              50,336          40,803          94,140          79,123
                                           ---------       ---------       ---------       ---------

OTHER INCOME (EXPENSE):

         Investment income                     3,990           4,230           7,866           8,233
         Interest expense                     (2,139)         (2,370)         (4,240)         (4,583)
         Other income  (expense), net         (1,840)         (1,462)         (2,815)         (2,655)
                                           ---------       ---------       ---------       ---------

TOTAL OTHER INCOME, NET                           11             398             811             995
                                           ---------       ---------       ---------       ---------

INCOME BEFORE INCOME TAXES                    50,347          41,201          94,951          80,118

Provision for income taxes                    14,601          11,124          27,536          21,632
                                           ---------       ---------       ---------       ---------

NET INCOME                                 $  35,746       $  30,077       $  67,415       $  58,486
                                           =========       =========       =========       =========

EARNINGS PER SHARE                         $    0.53       $    0.45       $    1.00       $    0.88
                                           =========       =========       =========       =========


See notes to consolidated financial statements.

                              HUBBELL INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                              --------

CASH FLOWS FROM OPERATING ACTIVITIES                                                   1996             1995
- ------------------------------------                                                   ----             ----

Net income                                                                          $  67,415       $  58,486
Adjustments to reconcile net income to                                                    ---
net cash provided by operating activities:
     Depreciation and amortization                                                     21,923          20,071
     Deferred income taxes                                                                217             411
Changes in assets and liabilities, net of the effect of business acquisitions:
     (Increase)/Decrease in accounts receivable                                       (23,921)         (8,678)
     (Increase)/Decrease in inventories                                                 7,973          (5,897)
     (Increase)/Decrease in other current assets                                          697           2,405
     Increase/(Decrease) in current operating liabilities                              16,628         (11,359)
     Increase/(Decrease) in restructuring accruals                                     (4,971)         (5,435)
     (Increase)/Decrease in other, net                                                  4,136           8,330
                                                                                    ---------       ---------
Net cash provided by operating activities                                              90,097          58,334
                                                                                    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses                                                             (31,365)            ---
Additions to property, plant and equipment                                            (19,018)        (18,161)
Purchases of investments                                                                 (417)         (1,860)
Repayments and sales of investments                                                     8,821          36,635
Other, net                                                                              2,657           2,734
                                                                                    ---------       ---------

Net cash used in investing activities                                                 (39,322)         19,348
                                                                                    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of dividends                                                                  (30,968)        (27,673)
Commercial paper and notes - borrowings (repayments)                                      ---         (18,016)
Redemption of industrial development bonds                                             (2,700)             --
Exercise of stock options                                                                 923           1,790
Acquisition of treasury shares                                                         (2,950)         (3,844)
                                                                                    ---------       ---------

Net cash provided (used) in financing activities                                      (35,695)        (47,743)
                                                                                    ---------       ---------

Increase (Decrease) in cash and temporary cash investments                             15,080          29,939

CASH AND TEMPORARY CASH INVESTMENTS

Beginning of period                                                                    86,984          38,865
                                                                                    ---------       ---------

End of period                                                                       $ 102,064       $  68,804
                                                                                    =========       =========

See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)


  1. Inventories are classified as follows:  (in thousands)

                                                               JUNE 30,           DECEMBER 31,
                                                                1996                  1995
                                                                ----                  ----
Raw Material                                                  $ 84,608              $ 81,253
Work-in-Process                                                 67,909                64,117
Finished Goods                                                 135,327               140,428
                                                              --------              --------

                                                               287,844               285,798

Excess of current
Production costs over
LIFO cost basis                                                 50,035                49,414
                                                              --------              --------

                                                              $237,809              $236,384
                                                              ========              ========

  2. Shareholders' Equity comprises: (in thousands)

                                                               JUNE 30,           DECEMBER 31,
                                                                1996                  1995
                                                                ----                  ----
  Common Stock, $.01 par value:
  Class A-authorized 50,000,000 shares,
     outstanding 11,506,310 and 5,831,381 shares                   115                    58
  Class B-authorized 150,000,000 shares,
     outstanding 54,408,122 and 27,110,456 shares                  544                   271
  Additional paid-in-capital                                   435,548               437,908
  Retained earnings                                            273,081               238,303
  Unrealized holding gains (losses) on securities                  130                    74
  Cumulative translation adjustments                            (7,811)               (9,276)
                                                             ---------             ---------

                                                             $ 701,607             $ 667,338
                                                             =========             =========

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)


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

  4. All share data has been adjusted on a proforma basis to reflect the 2-for-1 stock split payable on August 9, 1996, to shareholders of record on July 17, 1996.

  5. In the opinion of management, the information furnished in Part I-Financial Information on Form 10-Q reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial statements for the periods indicated.

  6. The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

                              HUBBELL INCORPORATED
  ITEM 2                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1996

                               FINANCIAL CONDITION

         At June 30, 1996, the Company's financial position remained strong with working capital of $316.4 million and a current ratio of 2.3 to 1. Total borrowings at June 30, 1996, were $118.1 million, 16.8% of shareholders equity.

         Cash and temporary cash investments increased $15.1 million for the six months ended June 30, 1996, as a result of cash provided from operating activities offset by the purchase of Anderson and Gleason, redemption of industrial development bonds and quarterly dividend payments.

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

                              RESULTS OF OPERATIONS

         Consolidated net sales increased more than 11% for the second quarter and 10% year-to-date on strong growth reported by Pulse Communications, Industrial Controls, Ohio Brass, and Premise Wiring combined with the acquisition of Anderson and Gleason in early 1996. Operating income increased 23% for the quarter and 19% for the first six months on higher sales volume, improved operating efficiencies from the Company's restructuring program and the impact of the acquired businesses.

         Low voltage segment sales increased more than 6% for the respective periods on higher shipment of industrial controls, wiring device products and inclusion of Gleason. Most units showed modest increases as construction related markets improved from the impact of the severe winter weather in the first quarter. Operating income increased by 17% and 14%, respectively, on higher sales, improved operating efficiencies and inclusion of Gleason since its acquisition.

         High voltage segment sales increased more than 21% for the quarter and first six months on continued growth for surge arresters and insulators combined with the sales of Anderson products. Segment operating income increased in line with sales.

         Other industry segment sales increased 10% for the respective periods as almost all units reported higher sales with particularly strong increases for telecommunications and wire management products. Operating profits increased more than 20% for the respective periods on the improved volume of higher margin telecommunications products and improved operating efficiencies.

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1996
                                   (CONTINUED)

         Sales through the Company's International units were 6% higher in the quarter and 2% higher than last year while operating profits increased more than 15% reflecting the improved profitability of the restructured Canadian and European operations.

         The effective income tax rate for 1996 is 29% versus 27% in 1995. The increase in the effective tax rate reflects a higher portion of domestic source income at resulting higher tax rates and the impact of our recently completed acquisitions. Net income and earnings per share increased by 19% and 18%, respectively, for the quarter while for the first six months the increases were 15% and 14%, respectively.

         The Company's restructuring program is proceeding according to management's plan. At June 30, 1996, the restructuring accrual balance was $13,442,000 of which $10,000,000 is classified as current liability. Through June 30, 1996, cumulative costs charged to the restructuring accrual were $36,558,000 as follows (in thousands):

                                Personnel                     Plant & Equipment Costs
                                  Costs                     Relocation         Disposal                    Total
                                  -----                     ----------         --------                    -----

  1993                          $  4,456                     $  2,794          $   ---                  $  7,250
  1994                             7,550                        2,036            5,225                    14,811
  1995                             3,017                        5,048            1,461                     9,526
  1996 Y-T-D                       1,477                        2,948              546                     4,971
                                --------                     --------          -------                 ---------
  Cumulative                    $ 16,500                     $ 12,826          $ 7,232                  $ 36,558
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

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION


  ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

  EXHIBITS

  NUMBER                            DESCRIPTION
  ------                            -----------

  3a. Hubbell Incorporated Restated Certificate of Incorporation, as amended effective May 13, 1996 (the date of filing with the Secretary of State of the State of Connecticut). Exhibit A of the registrant's proxy statement, dated March 22, 1996, filed on March 27, 1996, is incorporated by reference.

  11.         Computation of Earnings Per Share

  27.         Financial Data Schedule (Electronic filings only)



  REPORTS ON FORM 8-K

  There were no reports on Form 8-K filed for the three months ended June 30, 1996.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              HUBBELL INCORPORATED




  Dated:   August 12,  1996             /s/      H. B. Rowell, Jr.
                                        ----------------------------------------
                                        Harry B. Rowell, Jr.
                                        Executive Vice President
                                        (Chief Financial and Accounting Officer)

                                EXHIBIT INDEX
                                -------------

  NUMBER                            DESCRIPTION
  ------                            -----------

  3a. Hubbell Incorporated Restated Certificate of Incorporation, as amended effective May 13, 1996 (the date of filing with the Secretary of State of the State of Connecticut). Exhibit A of the registrant's proxy statement, dated March 22, 1996, filed on March 27, 1996, is incorporated by reference.

  11.         Computation of Earnings Per Share

  27.         Financial Data Schedule (Electronic filings only)