Form 10-Q
period 1996-09-30
HUBBELL INC
filed 1996-11-07
CIK 48898

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                    FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended         SEPTEMBER 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ TO _______________


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

                            YES   X              NO
                                -----               -----

The number of shares of registrant's classes of common stock outstanding as of November 4, 1996 were:

                            Class A ($.01 par value)     11,447,000

                            Class B ($.01 par value)     54,541,000

                              HUBBELL INCORPORATED
                         PART I - FINANCIAL INFORMATION
ITEM 1                        FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        September 30, 1996            December 31, 1995
                                                                        ------------------            -----------------
ASSETS
------
Current Assets:
  Cash and temporary cash investments                                     $   124,833                     $    86,984
  Accounts receivable (net)                                                   181,230                         140,765
  Inventories                                                                 238,779                         236,384
  Prepaid taxes                                                                32,608                          30,958
  Other                                                                         3,373                           5,015
                                                                          -----------                     -----------

TOTAL CURRENT ASSETS                                                          580,823                         500,106

Property, Plant and Equipment (net)                                           212,355                         204,190

Other Assets:
  Investments                                                                 168,238                         175,656
  Purchase price in excess of net assets of companies acquired (net)          158,097                         137,941
  Property held as investment                                                   8,958                           8,329
  Other                                                                        27,185                          31,023
                                                                          -----------                     -----------

                                                                          $ 1,155,656                     $ 1,057,245
                                                                          ===========                     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Commercial paper and notes                                              $    18,635                     $       ---
  Accounts payable                                                             46,576                          34,272
  Accrued salaries, wages and employee benefits                                27,591                          26,079
  Accrued income taxes                                                         40,184                          30,711
  Dividends payable                                                            17,157                          15,475
  Accrued restructuring charge                                                 11,465                          10,000
  Other accrued liabilities                                                    86,386                          78,401
                                                                          -----------                     -----------

TOTAL CURRENT LIABILITIES                                                     247,994                         194,938

Long-Term Debt                                                                 99,442                         102,096

Other Non-Current Liabilities                                                  70,104                          76,766


Deferred Income Taxes                                                          17,940                          16,107


Shareholders' Equity                                                          720,176                         667,338
                                                                          -----------                     -----------

                                                                          $ 1,155,656                     $ 1,057,245
                                                                          ===========                     ===========

See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                                     -------------                        -------------

                                                 1996             1995                 1996          1995
                                                 ----             ----                 ----          ----
NET SALES                                     $ 332,770        $ 286,968            $  966,297    $  860,408

Cost of goods sold                              232,984          200,573               677,305       609,530
                                              ---------        ---------            ----------    ----------

GROSS PROFIT                                     99,786           86,395               288,992       250,878

Selling & administrative expenses                48,527           43,408               143,593       128,768
                                              ---------        ---------            ----------    ----------

OPERATING INCOME                                 51,259           42,987               145,399       122,110
                                              ---------        ---------            ----------    ----------

OTHER INCOME (EXPENSE):

         Investment income                        4,217            3,988                12,083        12,221
         Interest expense                        (2,123)          (1,949)               (6,363)       (6,532)
         Other income  (expense), net            (1,270)          (1,601)               (4,085)       (4,256)
                                              ----------       ---------            ----------    ----------

TOTAL OTHER INCOME, NET                             824              438                 1,635         1,433
                                              ---------        ---------             ---------    ----------

INCOME BEFORE INCOME TAXES                       52,083           43,425               147,034       123,543

Provision for income taxes                       15,104           11,725                42,640        33,357
                                              ---------        ---------             ---------    ----------

NET INCOME                                    $  36,979        $  31,700             $ 104,394    $   90,186
                                              =========        =========             =========    ==========

EARNINGS PER SHARE                            $    0.55        $    0.47             $    1.55    $     1.35
                                              =========        =========             =========    ==========


See notes to consolidated financial statements.

                              HUBBELL INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                               --------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                      1996               1995
------------------------------------                                                      ----               ----
Net income                                                                            $ 104,394           $  90,186
Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation and amortization                                                        32,814              29,923
    Deferred income taxes                                                                   183               2,448
Changes in assets and liabilities, net of the effect of business acquisitions:
    (Increase)/Decrease in accounts receivable                                          (29,485)             (2,340)
    (Increase)/Decrease in inventories                                                    7,003              (9,916)
    (Increase)/Decrease in other current assets                                           1,647               2,706
    Increase/(Decrease) in current operating liabilities                                 27,825              (4,275)
    Increase/(Decrease) in restructuring accruals                                        (6,948)             (7,726)
    (Increase)/Decrease in other, net                                                     4,678               9,921
                                                                                       --------           ---------
Net cash provided by operating activities                                               142,111             110,927
                                                                                       --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Acquisition of businesses                                                               (31,365)                ---
Additions to property, plant and equipment                                              (28,483)            (27,896)
Purchases of investments                                                                 (4,936)             (6,147)
Repayments and sales of investments                                                      12,378              36,693
Other, net                                                                                1,235               1,801
                                                                                       --------           ---------

Net cash used in investing activities                                                   (51,171)              4,451
                                                                                       ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Payment of dividends                                                                    (48,112)            (43,157)
Commercial paper and notes - borrowings (repayments)                                        ---             (31,484)
Redemption of industrial development bonds                                               (2,700)                ---
Exercise of stock options                                                                 2,242               2,310
Acquisition of treasury shares                                                           (4,521)             (5,792)
                                                                                       ---------          ----------

Net cash provided (used) in financing activities                                        (53,091)            (78,123)
                                                                                       ---------          ----------

Increase (Decrease) in cash and temporary cash investments                               37,849              37,255

CASH AND TEMPORARY CASH INVESTMENTS
-----------------------------------

Beginning of period                                                                      86,984              38,865
                                                                                       --------           ---------

End of period                                                                          $124,833           $  76,120
                                                                                       ========           =========

See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


 1. Inventories are classified as follows:  (in thousands)

                                                                  SEPTEMBER 30,               DECEMBER 31,
                                                                      1996                        1995
                                                                      ----                        ----
 Raw Material                                                      $  84,608                 $   81,253
 Work-in-Process                                                      75,347                     64,117
 Finished Goods                                                      128,859                    140,428
                                                                   ---------                  ---------

                                                                     288,814                    285,798

 Excess of current
 Production costs over
 LIFO cost basis                                                      50,035                     49,414
                                                                   ---------                  ---------


                                                                   $ 238,779                 $  236,384
                                                                   =========                 ==========


 2. Shareholders' Equity comprises: (in thousands)

                                                                  SEPTEMBER 30,                DECEMBER 31,
                                                                      1996                        1995
                                                                      ----                        ----
 Common Stock, $.01 par value:
 -----------------------------
 Class A-authorized 50,000,000 shares,
    outstanding 11,467,910 and 5,831,381 shares                    $      115                 $       58
 Class B-authorized 150,000,000 shares
    outstanding 54,489,681 and 27,110,456 shares                          545                        271
 Additional paid-in-capital                                           435,299                    437,908
 Retained earnings                                                    292,903                    238,303
 Unrealized holding gains (losses) on securities                          107                         74
 Cumulative translation adjustments                                    (8,793)                    (9,276)
                                                                   ----------                 ----------

                                                                   $  720,176                 $  667,338
                                                                   ==========                 ==========

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


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

4. All share data has been adjusted to reflect the 2-for-1 stock split paid on August 9, 1996, to shareholders of record on July 17, 1996.

5. In the opinion of management, the information furnished in Part I-Financial Information on Form 10-Q reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial statements for the periods indicated.

6. The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

                              HUBBELL INCORPORATED
ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1996

                              FINANCIAL CONDITION

         At September 30, 1996, the Company's financial position remained strong with working capital of $332.8 million and a current ratio of 2.3 to 1. Total borrowings at September 30, 1996, were $118.1 million, 16.4% of shareholders equity.

         Cash and temporary cash investments increased $37.8 million for the nine months ended September 30, 1996, as a result of cash provided from operating activities offset by the purchase of Anderson and Gleason, redemption of industrial development bonds and quarterly dividend payments.

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

                             RESULTS OF OPERATIONS

         Consolidated net sales increased 16% for the third quarter and 12% year-to-date on strong growth reported by Pulse Communications, Industrial Controls, Ohio Brass, and Premise Wiring combined with the acquisition of Anderson and Gleason in early 1996. Operating income increased 19% for the quarter and nine months on higher sales volume, improved operating efficiencies from the Company's restructuring program and the impact of the acquired businesses.

         Low voltage segment sales increased more than 6% for the respective periods on higher shipment of industrial controls, wiring device products and inclusion of Gleason. Operating income increased by 10% and 13%, respectively, on higher sales, improved operating efficiencies and inclusion of Gleason since its acquisition.

         High voltage segment sales increased more than 36% for the quarter and 25% for the nine months on continued growth for surge arresters and insulators combined with the sales of Anderson products. Segment operating income increased in line with sales.

         Other industry segment sales increased 16% for the third quarter and 12% year-to-date as almost all units reported higher sales with particularly strong increases for telecommunications and wire management products. Operating profits increased more than 20% for the respective periods on the improved volume of higher margin telecommunications products and improved operating efficiencies.

                              HUBBELL INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1996
                                  (CONTINUED)

         Sales through the Company's International units were 12% higher in the quarter and 5% higher than last year while operating profits increased more than 50% reflecting the improved profitability of the restructured Canadian and European operations.

        The effective income tax rate for 1996 is 29% versus 27% in 1995. The increase in the effective tax rate reflects a higher portion of domestic source income which is due in part to the recently completed acquisitions. Net income and earnings per share increased by 17%, respectively, for the quarter while for the first nine months the increases were 16% and 15%, respectively.

         The Company's restructuring program is proceeding according to management's plan. At September 30, 1996, the restructuring accrual balance was $11,465,000. Through September 30, 1996, cumulative costs charged to the restructuring accrual were $38,535,000 as follows (in thousands):

                              Personnel                    Plant & Equipment Costs
                                Costs                     Relocation        Disposal                   Total
                                -----                     ----------        --------                   -----
 1993                         $  4,456                    $  2,794          $   ---                 $  7,250
 1994                            7,550                       2,036            5,225                   14,811
 1995                            3,017                       5,048            1,461                    9,526
 1996 Y-T-D                      1,732                       4,220              996                    6,948
                              --------                    --------          -------                 --------
 Cumulative                   $ 16,755                    $ 14,098          $ 7,682                 $ 38,535
                              ========                    ========          =======                 ========

=
         Personnel costs include non-cash charges for early retirement programs which have been reclassified to the Company's pension liability totaling $6,203,000 since inception of the restructuring program.

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION




ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

NUMBER                            DESCRIPTION
------                            -----------

  11.          Computation of Earnings Per Share

  27.          Financial Data Schedule (Electronic filings only)





REPORTS ON FORM 8-K

There were no reports on Form 8-K filed for the three months ended September 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   HUBBELL INCORPORATED







Dated:    November 7, 1996                         /s/ Harry B. Rowell, Jr.
         ----------------------------              ----------------------------
                                                   Harry B. Rowell, Jr.
                                                   Executive Vice President
                                                   (Chief Financial and
                                                   Accounting Officer)