Form 10-K405
period 1996-12-31
HUBBELL INC
filed 1997-03-27
CIK 48898

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549

                                       FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 14, 1997 was $2,660,405,500*. The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of March 14, 1997 was 11,384,710 and 55,827,223, respectively.

                       Documents Incorporated by Reference

    The definitive proxy statement for the proposed annual meeting of stockholders to be held on May 5, 1997, filed with the Commission on March 27, 1997 - Part III.
---------------

*Calculated by excluding all shares held by executive Officers and Directors of Registrant and the Roche Trust, the Hubbell Trust and the Harvey Hubbell Foundation, without conceding that all such persons are "affiliates" of registrant for purpose of the Federal Securities Laws.

                                     PART I
Item 1.           Business

Hubbell Incorporated (herein referred to as "Hubbell", the "Company" or the "registrant", which references shall include its divisions and subsidiaries as the context may require) was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Hubbell manufactures and sells high quality electrical and electronic products for a broad range of commercial, industrial, telecommunications, and utility applications. Hubbell products are now manufactured or assembled by twenty-one divisions and subsidiaries at thirty-two locations in the United States, Canada, Puerto Rico, Mexico, the United Kingdom and Singapore. Hubbell also participates in joint ventures with partners in South America, Germany and Taiwan, and maintains sales offices in Malaysia, Mexico, Hong Kong, South Korea, and the Middle East.

Hubbell is primarily engaged in the engineering, manufacture and sale of electrical and electronic products. These products can be divided into three general segments: products primarily used in low-voltage applications, products primarily used in high-voltage applications and products that either are not directly related to the electrical business, or, if related, cannot be clearly classified on a voltage application basis. Hubbell defines "low-voltage" as being 600 volts and less and "high-voltage" as greater than 600 volts. Reference is made to page 39 for information relative to Industry Segment and Geographic Area Information for 1996, 1995 and 1994.

On February 14, 1997, Hubbell acquired the stock of Fargo Mfg. Company, Inc. ("Fargo"). Fargo, with a facility in Poughkeepsie, New York, is a manufacturer of distribution and transmission products, principally for the utility industry. Fargo's distribution products include electrical connectors, line splices, dead ends, hot line taps, formed wire products, wildlife protectors, and various associated products, and its transmission products include splices, sleeves, connectors, dead ends, spacers and dampers. Fargo's products also consist of original equipment and resale products including substation fittings for cable, tube and bus as well as underground enclosures, wrenches, hydraulic pumps and presses, and coatings.

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

Industrial Controls

Hubbell Industrial Controls, Inc. manufactures and sells a variety of heavy-duty electrical and radio control products which have broad application in the control of industrial equipment and processes. These products range from standard and specialized industrial control components to combinations of components that control industrial manufacturing processes. Standard products include motor speed controls, pendant-type push-button stations, power and grounding resistors and overhead crane controls. Hubbell Industrial Controls, Inc. also manufactures and sells a line of transfer switches used to direct electrical supply from alternate sources and a line of fire pump control products used in fire control systems. Industrial controls are also manufactured and sold in the United Kingdom by Hubbell, Ltd. Products sold by this subsidiary are used in motor control applications and include fuse switches, contactors and solid state timers.

Gleason Reel Corp. ("Gleason") manufactures and sells industrial-quality cable management products including electric cable and hose reels, protective steel and nylon cable tracks (cable and hose carriers) and cable festooning hardware, highly engineered container crane reels and festoons for the international market, slip rings, and a line of ergonomic tool support systems (workstation accessories and components such as balancers, retractors, torque reels and column, tool support, boom and jib kits).

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

Sales and Distribution of Low-Voltage Products

A majority of Hubbell's low-voltage products are stock items and are sold through distributors, home centers and lighting showrooms. A portion of these products, primarily industrial controls, are sold directly to the customer. Special application products are sold primarily through wholesale distributors to contractors, industrial customers and original equipment manufacturers. Hubbell maintains a sales organization to assist potential users with the application of certain products to their specific requirements. Hubbell also maintains regional offices in the United States which work with architects, engineers, industrial designers, original equipment manufacturers and electrical contractors for the design of electrical systems to meet the specific requirements of industrial and commercial users. Hubbell is also represented by sales representatives for its lighting fixtures, electrical wiring devices, and industrial controls product lines. The sales of low-voltage products accounted for approximately 41% of Hubbell's total revenue in 1996, 44% in 1995 and 45% in 1994.

                  PRODUCTS USED IN HIGH-VOLTAGE APPLICATIONS

Insulated Wire and Cable

The Kerite Company manufactures and sells premium quality, high performance, insulated power cable for application in critical circuits of electric utilities and major industrials. This product line utilizes proprietary insulation systems and unique designs to meet the increasingly demanding specifications of its customers. Applications include generating plants, underground and underwater transmission and distribution systems, petrochemical and pharmaceutical plants and mines. Kerite produces specially-designed cable for supplying power to submersible pumps in oil wells. This cable is designed to offer increased service life in the extreme temperature and corrosive conditions encountered in these adverse environments. The Kerite Company also manufactures accessories for splicing and terminating cable ends.

Electrical Transmission and Distribution Products

The Ohio Brass Company manufactures a complete line of polymer insulators and high-voltage surge arresters used in the construction of electrical transmission and distribution lines and substations. The Ohio Brass Company's primary focus in this product area is its Hi*LiteXL and Veri*Lite polymer insulator lines and its polymer based surge arrester lines. Electrical transmission products, primarily suspension insulators, are used in the expansion and upgrading of electrical transmission capability.

A. B. Chance Company manufactures and sells products used in the electrical transmission, distribution and telecommunications industries, including overhead and underground electrical apparatus such as (a) distribution switches (to control and route the flow of power through electrical lines); (b) cutouts, sectionalizers, and fuses (to protect against faults and over-current conditions on power distribution systems); and (c) Epoxirod(R) insulator systems (pole framing and conductor accessories).

Anderson Electrical Products, Inc. ("Anderson") manufactures and sells electrical connectors and associated hardware including pole line, line and tower hardware, compression crimping tools and accessories, mechanical and compression connectors, suspension clamps, terminals, supports, couplers, and tees for utility distribution and transmission systems and substations, and industry.

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

Sales and Distribution of High-Voltage Products

Sales of high-voltage products are made through distributors and directly to users such as electric utilities, mining operations, industrial firms, and engineering and construction firms engaged in electric transmission projects. Hipotronics' products are sold primarily by direct sales to its customers in the United States and in foreign countries through its sales engineers and independent sales representatives. While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a decrease in purchases by public utilities does affect this category. The sale of high-voltage products accounted for approximately 23% of Hubbell's total revenue in 1996 and 20% in 1995 and 1994.

                  PRODUCTS NOT CLASSIFIED ON A VOLTAGE BASIS

Outlet Boxes, Enclosures and Fittings

Raco Inc. is a leading manufacturer of steel and plastic boxes used at outlets, switch locations and junction points as well as a broad line of fittings for the electrical industry, including rigid conduit fittings, EMT (thinwall) fittings and other metal conduit fittings. Raco also has a complete electrical nonmetallic family of products including conduit tubing, fittings and outlet boxes. Raco also manufactures a variety of electrical box products under the Bell trademark, with an emphasis on weather-resistant types suitable for outdoor application. The weatherproof lines include a full assortment of boxes, covers, combination devices, lampholders, and lever switches.

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

Killark Electric Manufacturing Company is a leading manufacturer of quality standard and special application enclosures and fittings including hazardous location products for use in installations such as chemical plants, pipelines, grain elevators, coal handling facilities and refineries. These products include conduit raceway fittings, junction boxes, enclosures, lighting fixtures and standard and custom controls. Killark also is a major participant in the maintenance and repair, commercial and industrial construction segments of the domestic electrical construction materials market. Killark's products are sold primarily through electrical distributors to contractors, industrial customers and original equipment manufacturers.

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

Hubbell Premise Wiring Division manufactures or sells components used in telecommunications applications for power, voice and data signals. Products include adapters and outlets, quick connect jacks, high density jacks, connectorized cables, patch panels, baluns, flush plates, surface boxes, racks, enclosures, modular furniture plates, undercarpet cable and other components and systems used in the processing, distribution, and termination functions for local area networks (LANS) in commercial and industrial buildings. These products are sold through a direct sales organization and by selected, independent telecommunications representatives.

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

The sale of products not classified on a voltage basis accounted for approximately 36% of Hubbell's total revenue in 1996, 36% in 1995, and 35% in 1994.

               INFORMATION APPLICABLE TO ALL GENERAL CATEGORIES

International Operations

Hubbell Ltd. in the United Kingdom manufactures and/or sells fuse switches, contactors, solid state timers, selected wiring device products, premise wiring products, specialized control gear, and chart recording products.

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

Hubbell also manufactures lighting products, weatherproof outlet boxes, and fittings in Juarez, Mexico. Hubbell also has interests in various other international operations such as joint ventures in South America, India, Germany and Taiwan. Hubbell also has sales offices in Malaysia, Hong Kong, South Korea and the Middle East.

As a percentage of total sales, international shipments from foreign subsidiaries were 6% in 1996, and 6% in 1995 and 1994, with the Canadian market representing approximately 60% of the total.

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

Patents

Hubbell has approximately 835 active United States and foreign patents covering many of its products, which expire at various times. While Hubbell deems these patents to be of value, it does not consider its business to be dependent upon patent protection. Hubbell licenses under patents owned by others, as may be needed, and grants licenses under certain of its patents.

Working Capital

Hubbell maintains sufficient inventory to enable it to provide a high level of service to its customers. The inventory levels, payment terms and return policies are in accord with the general practices of the electrical products industry and standard business procedures.

Backlog

Backlog of orders believed to be firm at December 31, 1996 and 1995 were approximately $93,300,000 and $90,100,000, respectively. Most of the backlog is expected to be shipped in the current year. Although this backlog is important, the majority of Hubbell's revenues result from sales of inventoried products or products that have short periods of manufacture.

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

Environment

Compliance with Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not believed to have any material effect upon the financial or competitive position of Hubbell.

Employees

As of December 31, 1996, Hubbell had approximately 8,178 full-time employees, including salaried and hourly personnel. Approximately 2,836 of Hubbell's United States employees are represented by 10 labor unions. Hubbell considers its labor relations to be satisfactory.

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

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

The Company's Class A and Class B common stocks are principally traded on the New York Stock Exchange under the symbols "HUBA" and "HUBB". The following tables provide information on market prices, dividends declared and number of common shareholders. Market prices and dividends declared have been restated for the 2-for-1 common stock split in 1996.

Market Prices (Dollars Per Share)     Common A              Common B
---------------------------------     --------              --------
Years Ended December 31,           High      Low         High      Low
------------------------           ----      ---         ----      ---

1996-First quarter                 32 1/2    30 3/8      35 1/8    31 3/4
1996-Second quarter                33 1/4    30 1/8      36        31 3/4
1996-Third quarter                 33 7/8    30 7/8      37 7/8    33 1/4
1996-Fourth quarter                39 1/8    32 3/4      43 3/4    36 3/8

1995-First quarter                 26        24 1/2      27        25 1/4
1995-Second quarter                27 7/8    25 1/8      29        26 1/2
1995-Third quarter                 28 1/8    27          30        28 1/4
1995-Fourth quarter                31        27 7/8      33        29 1/8

Dividends Declared (Cents Per Share)  Common A            Common B
------------------------------------  --------            --------
Years Ended December 31,          1996      1995       1996      1995
------------------------          ----      ----       ----     -----
First quarter                       24        20         24        20
Second quarter                      26        24         26        24
Third quarter                       26        24         26        24
Fourth quarter                      26        24         26        24

Number of Common Shareholders
-----------------------------
At December 31,             1996       1995       1994       1993       1992
---------------             ----       ----       ----       ----       ----

Class A                    1,285      1,308      1,327      1,405      1,464
Class B                    5,359      5,521      5,354      5,628      5,555

                       THIS PAGE INTENTIONALLY LEFT BLANK

Item 6.            Selected Financial Data

      The following summary should be read in conjunction with the consolidated financial statements and notes and Exhibit 11 contained herein (dollars in thousands, except per share amounts).

OPERATIONS, YEARS ENDED DECEMBER 31,                       1996         1995          1994           1993           1992
------------------------------------                       ----         ----          ----           ----           ----
Net sales                                              $1,297,381    1,143,126     1,013,700        832,423       786,078
Gross profit                                           $  392,351      339,948       305,020        262,931       257,800
Restructuring charge                                   $     --           --             --         (50,000)(2)       --
Operating income                                       $  197,536      164,960       140,583         70,241       117,926
Provision for income taxes                             $   57,809       45,099        39,402         15,188        36,588
Income before cumulative effect of change
   in accounting principles                            $  141,532      121,934       106,533         66,306(2)     94,090
     Return on sales                                         10.9%        10.7%         10.5%           8.0%         12.0%
     Return on common shareholders' average equity           20.1%        19.1%         18.3%          12.1%         17.7%
     Return on average total capital                         18.4%        18.5%         18.2%          12.0%         17.6%

Cumulative effect of change in accounting principles   $     --           --            --               --       (16,506)(3)
Net Income                                             $  141,532      121,934       106,533         66,306(2)     77,584
Earnings Per Share (1)
  Income before cumulative effect of change
     in accounting principles                          $     2.10         1.83          1.60           1.00(2)       1.42
  Cumulative effect of change in
     accounting principles                             $     --           --            --               --         (0.25)(3)
         Net Income                                    $     2.10         1.83          1.60           1.00(2)       1.17
Cash dividends declared per common share               $     1.02          .92           .81            .78           .76
Additions to property, plant, and equipment            $   39,132       38,228        53,178         25,123        22,894
Depreciation and amortization                          $   39,253       36,240        34,011         30,098        26,813

FINANCIAL POSITION, AT YEAR-END
Working capital                                        $  335,758      305,168       112,833        131,875       129,401
Current ratio                                            2.3 to 1     2.6 to 1      1.3 to 1       1.6 to 1       1.6 to 1
Property, plant and equipment (net)                    $  217,913      204,190       201,968        154,621       153,339
Total assets                                           $1,185,440    1,057,245     1,041,569        874,298       806,688
Long-term debt                                         $   99,458      102,096         2,700          2,700         2,700
Common shareholders' equity:
  Total                                                $  743,146      667,338       608,996        557,660       541,327
  Per share                                            $    11.05        10.00          9.24           8.50          8.27

NUMBER OF EMPLOYEES, AT YEAR END                            8,178        7,410         7,405          5,885         5,759
--------------------------------

(1) Share data have been restated for the 2-for-1 common stock split in 1996.

(2) In the fourth quarter of 1993, Hubbell recorded a restructuring charge for consolidation of manufacturing and distribution operations and other productivity programs which reduced net income by $31,000,000, $0.46 per share. Excluding the restructuring charge, net earnings from operations would have been $97,306,000, $1.46 per share.

(3) In 1992, Hubbell adopted Statement of Financial Accounting Standards (FAS) No. 106 Employers' Accounting for Postretirement Benefits Other Than Pensions, No. 109 -- Accounting for Income Taxes and No. 112 -- Employers' Accounting for Postemployment Benefits. As part of adopting the new accounting standards as of January 1, 1992, a one-time non-cash charge of $16,506,000 net of tax or $0.25 per share was recorded.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


                         LIQUIDITY AND CAPITAL RESOURCES

Management views liquidity on the basis of the Company's ability to meet operational needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. At December 31, 1996, the Company's financial condition remained strong with working capital of $335.8 million and a current ratio of 2.3 to 1.

Net cash provided by operations increased reflecting higher net income and continued emphasis on management of working capital. The increase in depreciation and amortization is due to a higher level of depreciable assets and the acquisition of businesses in 1996 and 1994. With the Company's continuing emphasis on working capital management, the level of accounts receivable increased at approximately half the rate of increase in sales volume. Inventories were slightly reduced while maintaining appropriate levels of customer service. The increase in current liabilities is principally due to the higher level of business activity, increased income taxes and accrual of interest for the ten year notes.

On January 2, 1996, the Company acquired the Anderson Electrical Products business ("Anderson"). Anderson manufacturers electrical connectors and associated hardware and tools for the electric utility industry. On January 31, 1996, the Company purchased the Gleason Reel Corporation ("Gleason"). Gleason manufactures cable management products and a line of ergonomic tool support systems. The purchase prices, consisting of cash and notes with a one year maturity, were immaterial to the Company's financial position at December 31, 1996. Cash utilized in other investing activities was in line with the Company's historic patterns. In 1994, investing activities were impacted by the purchase of A.B. Chance and the high level of capital expenditures for plant and equipment associated with the restructuring program. While no significant commitments had been made at December 31, 1996, the Company anticipates that capital expenditures will be between $50.0 million and $60.0 million annually during the next three years. This level of expenditure reflects the historical capital investment pattern plus the normal capital requirements of acquired businesses.

Financing activities in 1996 reflect the thirty-sixth consecutive annual increase in the dividend rate and repayment of industrial development bonds when they became redeemable. During 1995, the Company realigned its financial structure with the issuance of ten-year notes. The proceeds from the note offering along with internal funds were used to pay down the Company's outstanding commercial paper. At December 31, 1996, total borrowings of $118.1 million (including $18.6 of short-term notes issued for the acquisition of Gleason) were 15.9% of shareholder's equity compared to 15.3% in 1995.

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

                              RESULTS OF OPERATIONS
1996 Compared to 1995

consolidated net sales increased more than 13% due to higher shipments by Pulse Communications, Industrial Controls, Ohio Brass and Premise Wiring combined with the acquisition of Anderson Electric Products, Inc., and Gleason Reel Corporation in January 1996. The acquisitions contributed approximately six points of the increase. Operating income increased by more than 18% on higher sales volume, improved operating efficiencies from the Company's restructuring program and the impact of the acquired businesses. The improvement in operating efficiencies is reflected in the increase in net operating margins in 1996 to 15.2% from 14.4% in 1995 and 13.8% in 1994.

Low Voltage segment sales increased 7% as a result of higher shipments of industrial controls, wiring device products and inclusion of Gleason Reel. Operating income increased 13% on higher sales volume, improved operating efficiencies and inclusion of Gleason Reel since its acquisition, which represented four points of the increase.

High Voltage segment sales increased 28% on higher sales of test and measurement equipment, electrical transmission and distribution products combined with the sales of Anderson products. The inclusion of Anderson contributed approximately twenty-one points of the increase. The segment's operating income increased in line with sales.

The Other industry segment sales increased 13% as most units reported higher sales with particularly strong increases for telecommunication and wire management products. Operating income increased 23% over last year due to the growth in sales which included an increased proportion of higher margin telecommunication products combined with operating efficiencies.

Direct sales to customers by the Company's International subsidiaries were 11% higher than 1995 while operating income increased 25% reflecting the improved profitability of the restructured Canadian and European operations. Additionally, export sales directly to customers or through electric wholesalers from United States operations increased 32%. Total sales into the international market represented 14% of sales in 1996 and 13% in 1995. The Canadian market represents approximately 60% of total international sales followed by Europe, Latin America and Asia, respectively. International operations expose the Company to fluctuation in foreign currency exchange rates. To manage this exposure, the Company closely monitors the working capital requirements of the international units and may enter into currency hedges for specific transactions. The Company does not engage in speculation. The gains and losses on hedges are classified consistent with the transactions being hedged. At December 31, 1996, there were no currency hedges in place.

Corporate expenses increased 8%, a rate below the rate of revenue growth and consisted primarily of normal salary and benefit increases. Investment income increased 2% as the average level of investment funds were lower than in 1995 due to the purchase of Anderson and Gleason while investment yields were higher. Interest expense was essentially even with last year as the average level of borrowings was lower which offsets the increase in interest rates. The increase in other expenses net is primarily due to charges for the corporate owned life insurance program. The effective tax rate was 29% in 1996 and 27% in 1995 and 1994. The increase in the tax rate reflects a higher portion of domestic source income which is due in part to the acquisitions combined with changes in tax regulations with regards to investment income earned in Puerto Rico. The Company's tax rate benefits from lower taxes on earnings in its Puerto Rico operations, utilization of corporate owned life insurance and continued emphasis on generating tax-exempt income. Net income increased 16% while earnings per share increased 15% due to a higher average number of shares outstanding.


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

- Construction of a modern manufacturing facility at the Seymour, Connecticut, location of The Kerite Company subsidiary was completed in September 1994. Production in the new plant began in the first quarter of 1995. The last production line has been moved and became operational in September 1996. The consolidation of sales and marketing activities for the Ohio Brass and Kerite subsidiaries was completed in June 1995.

- A manufacturing site in Denver, Colorado was closed and production was transferred to another Hubbell location.

- Downsizing and consolidation of operations in the United Kingdom should be completed during 1997.

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

- Construction of a new plant in Juarez, Mexico was completed in September 1994. Transfer of equipment and production started during 1995 and was completed in 1996.

- Expansion of manufacturing capacity in Puerto Rico is continuing on schedule and should be completed in 1997.

- A 425,000 square foot warehousing and manufacturing facility in Asheville, North Carolina, was purchased. Consolidation of warehousing and manufacturing activity progressed throughout 1996 and should be completed in 1997.

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

At December 31, 1996, the restructuring accrual balance was $8,734,000 and is classified as a current liability. Through December 31, 1996, cumulative costs charged to the restructuring accrual were $41,266,000 since inception as follows (in thousands):

                                           PLANT & EQUIPMENT COSTS
                  PERSONNEL COSTS         RELOCATION        DISPOSAL        TOTAL
                  ---------------         ----------        --------        -----
1993                 $ 4,456                $ 2,794          $   --        $ 7,250
1994                   7,550                  2,036           5,225         14,811
1995                   3,017                  5,048           1,461          9,526
1996                   2,223                  6,642             814          9,679
                     -------                -------          ------        -------
CUMULATIVE           $17,246                $16,520          $7,500        $41,266
                     =======                =======          ======        =======

Personnel costs include non-cash charges of $6,203,000 for early retirement programs which have been reclassified to the Company's pension liability. With regards to plant and equipment disposals, idled assets are adjusted to estimated fair value and are classified as property held as investment. At December 31, 1996, the balance of idled assets to be sold was $405,000. Cumulative proceeds from asset disposals were $9,300,000 through December 31, 1996, which approximated carrying value. Cost avoidance, savings-to-date and net cash flows are in-line with the projected results for the project.

Inflation

In times of inflationary cost increases, the Company has historically been able to maintain its profitability by improvements in operating methods and cost recovery through price increases. In large measure the reported operating results have absorbed the effects of inflation since the Company's predominant use of the LIFO method of inventory accounting generally has the effect of charging operating results with costs (except for depreciation) that reflect current price levels.

Item 8.            Financial Statements and Supplementary Data

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Hubbell Incorporated

In our opinion, the consolidated financial statements listed in the index on page 49 present fairly, in all material respects, the financial position of Hubbell Incorporated and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Stamford, Connecticut
January 22, 1997, except as to the subsequent event note on page 42 which is as of February 14, 1997

                    Hubbell Incorporated and Subsidiaries
                          CONSOLIDATED BALANCE SHEET
                    At December 31, (Dollars in thousands)

ASSETS                                                   1996          1995
------                                                   ----          ----
CURRENT ASSETS
Cash and temporary cash investments                   $  134,397   $   86,984
Accounts receivable less allowances of $4,866
  in 1996 and $4,334 in 1995                             172,351      140,765
Inventories                                              244,565      236,384
Prepaid taxes                                             30,162       30,958
Other                                                      9,713        5,015
                                                      ----------   ----------

  Total current assets                                   591,188      500,106
                                                      ----------   ----------

PROPERTY, PLANT, AND EQUIPMENT, AT COST
Land                                                      13,342       13,426
Buildings                                                122,646      120,160
Machinery and equipment                                  308,249      284,761
                                                      ----------   ----------

                                                         444,237      418,347

  Less-Accumulated depreciation                          226,324      214,157
                                                      ----------   ----------

                                                         217,913      204,190

OTHER ASSETS
Investments                                              170,372      175,656
Purchase price in excess of net assets of
  companies acquired, less accumulated amortization
  of $19,433 in 1996 and $14,864 in 1995                 162,180      137,941
Property held as investment                                7,970        8,329
Other                                                     35,817       31,023
                                                      ----------   ----------

                                                         376,339      352,949
                                                      ----------   ----------
                                                      $1,185,440   $1,057,245
                                                      ==========   ==========

See notes to consolidated financial statements.

                     Hubbell Incorporated and Subsidiaries
                          CONSOLIDATED BALANCE SHEET
                    At December 31, (Dollars in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY                         1996             1995
------------------------------------                         ----             ----

CURRENT LIABILITIES
Commercial paper and other borrowings                    $    18,635    $      --
Accounts payable                                              52,485         34,272
Accrued salaries, wages and employee benefits                 26,486         26,079
Accrued income taxes                                          44,039         30,711
Dividends payable                                             17,177         15,475
Accrued restructuring charge                                   8,734         10,000
Other accrued liabilities                                     87,874         78,401
                                                         -----------    -----------

  Total current liabilities                                  255,430        194,938
                                                         -----------    -----------

LONG-TERM DEBT                                                99,458        102,096
                                                         -----------    -----------

OTHER NON-CURRENT LIABILITIES                                 74,736         76,766
                                                         -----------    -----------

DEFERRED INCOME TAXES                                         12,670         16,107
                                                         -----------    -----------

COMMON SHAREHOLDERS' EQUITY
Common Stock, par value $.01
  Class A - authorized 50,000,000 shares, outstanding            115             58
   11,446,120 and 5,786,315 shares
  Class B - authorized 150,000,000 shares, outstanding           546            271
   54,612,590 and 27,139,225 shares
Additional paid-in capital                                   438,285        437,908
Retained earnings                                            312,534        238,303
Cumulative translation adjustments                            (8,546)        (9,276)
Unrealized gain (loss) on investments                            212             74
                                                         -----------    -----------

Total common shareholders' equity                            743,146        667,338
                                                         -----------    -----------

                                                         $ 1,185,440    $ 1,057,245
                                                         ===========    ===========

See notes to consolidated financial statements.

                     Hubbell Incorporated and Subsidiaries
                       CONSOLIDATED STATEMENT OF INCOME
               (Dollars in thousands, except per share amounts)

Years Ended December 31,                1996           1995           1994
------------------------                ----           ----           ----

NET SALES                           $ 1,297,381    $ 1,143,126    $ 1,013,700
Cost of goods sold                      905,030        803,178        708,680
                                    -----------    -----------    -----------

GROSS PROFIT                            392,351        339,948        305,020
Selling & administrative expenses       194,815        174,988        164,437
                                    -----------    -----------    -----------

OPERATING INCOME                        197,536        164,960        140,583
                                    -----------    -----------    -----------

OTHER INCOME (EXPENSE):
  Investment income                      16,852         16,485         14,626
  Interest expense                       (8,416)        (8,499)        (6,074)
  Other income (expense), net            (6,631)        (5,913)        (3,200)
                                    -----------    -----------    -----------

  TOTAL OTHER INCOME, NET                 1,805          2,073          5,352
                                    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES              199,341        167,033        145,935
Provision for income taxes               57,809         45,099         39,402
                                    -----------    -----------    -----------

NET INCOME                          $   141,532    $   121,934    $   106,533
                                    ===========    ===========    ===========


EARNINGS PER SHARE:                 $      2.10    $      1.83    $      1.60



See notes to consolidated financial statements.

                     Hubbell Incorporated and Subsidiaries
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)

Years Ended December 31,                                             1996        1995         1994
------------------------                                             ----        ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $ 141,532    $ 121,934    $ 106,533
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation and amortization                                   39,253       36,240       34,011
    Deferred income taxes                                           (1,406)       2,592        6,269
    Changes in assets and liabilities, net of
    the effects of business acquisitions:
      (Increase) Decrease in accounts receivable                   (20,701)       3,097      (12,332)
      (Increase) Decrease in inventories                             1,269      (12,296)     (17,250)
      (Increase) Decrease in other current assets                   (4,747)       1,410        4,311
      Increase (Decrease) in current liabilities
        (excluding dividends payable and short-term borrowing)      36,893        6,088       10,451
      Increase (Decrease) in restructuring accruals                 (9,679)      (9,526)     (14,811)
      (Increase) Decrease in other, net                              6,788        3,047        4,655
                                                                 ---------    ---------    ---------
Net cash provided by operating activities                          189,202      152,586      121,837
                                                                 ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current investments                                 (9,765)     (13,602)     (11,464)
Sale and maturity of non-current investments                        15,246       47,401       47,206
Acquisition of businesses, net of cash acquired                    (32,470)        --       (110,000)
Additions to property, plant and equipment                         (39,132)     (38,228)     (53,178)
Other, net                                                          (8,075)       2,121        1,364
                                                                 ---------    ---------    ---------
Net cash used in investing activities                              (74,196)      (2,308)    (126,072)
                                                                 ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowing (repayment)                                      --       (139,350)      48,250
Long-term borrowing (repayment)                                     (2,700)      99,396         --
Payment of dividends                                               (65,269)     (58,644)     (52,621)
Acquisition of treasury shares                                      (5,573)      (6,642)        (215)
Exercise of stock options                                            5,949        3,081        3,455
Other, net                                                            --           --           --
                                                                 ---------    ---------    ---------
Net cash used in financing activities                              (67,593)    (102,159)      (1,131)
                                                                 ---------    ---------    ---------

INCREASE (DECREASE) IN CASH AND TEMPORARY
   CASH INVESTMENTS                                                 47,413       48,119       (5,366)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period                                                 86,984       38,865       44,231
                                                                 ---------    ---------    ---------
End of period                                                    $ 134,397    $  86,984    $  38,865
                                                                 =========    =========    =========

See notes to consolidated financial statements.

                     Hubbell Incorporated and Subsidiaries
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               (Dollars in thousands, except per share amounts)

                                   Class A    Class B     Additional                  Cumulative    Unrealized
For the three years ended          Common     Common       Paid-In        Retained    Translation   Gain (Loss)
December 31, 1996                   Stock      Stock       Capital        Earnings    Adjustments   on Investments
-----------------                  -------    -------     ---------       --------    -----------   ---------------

BALANCE AT DECEMBER 31, 1993        $  59       $254      $ 358,219       $ 203,787       $(4,659)      $    --
Net income                                                                  106,533
Exercise of stock options                          1          6,170
Acquisition of treasury shares                               (2,930)
Cash dividends declared
     ($.81 per share)                                                       (53,300)
Translation adjustments                                                                    (2,991)
Stock dividend declared                           16         80,010         (80,026)
Unrealized loss on investments                                                                           (2,147)
                                    -----       ----      ---------       ---------       -------       -------


BALANCE AT DECEMBER 31, 1994        $  59       $271      $ 441,469       $ 176,994       $(7,650)      $(2,147)

Net income                                                                  121,934
Exercise of stock options                                     3,729
Acquisition of treasury shares         (1)                   (7,290)
Cash dividends declared
     ($.92 per share)                                                       (60,625)
Translation adjustments                                                                    (1,626)
Unrealized gain on investments                                                                            2,221
                                    -----       ----      ---------       ---------       -------       -------

BALANCE AT DECEMBER 31, 1995        $  58       $271      $ 437,908       $ 238,303       $(9,276)      $    74

Net income                                                                  141,532
Exercise of stock options                          2         14,286
Acquisition of treasury shares                              (13,909)
Cash dividends declared
     ($1.02 per share)                                                      (66,971)
Translation adjustments                                                                       730
Stock split 2-for-1                    57        273                           (330)
Unrealized gain on investments                                                                              138
                                    -----       ----      ---------       ---------       -------       -------

BALANCE AT DECEMBER 31, 1996        $ 115       $546      $ 438,285       $ 312,534       $(8,546)      $   212
                                    =====       ====      =========       =========       =======       =======


See notes to consolidated financial statements

                     Hubbell Incorporated and Subsidiaries
                       STATEMENT OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include all subsidiaries; all significant intercompany balances and transactions have been eliminated. Investments in joint ventures are accounted for by using the equity method. Certain reclassifications, which were not significant, have been made in prior period financial statements to conform to the 1996 presentation.

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

Inventories

Inventories are stated at the lower of cost or market. The cost of substantially all domestic inventories, 76% of total inventory value, is determined on the basis of the last-in, first-out (LIFO) method of inventory accounting. The cost of foreign inventories and certain domestic inventories is determined on the basis of the first-in, first-out (FIFO) method of inventory accounting.

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

Change In Accounting Principles

In March 1995, Statement of Financial Accounting Standards FAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was issued. The statement sets forth guidance as to when to recognize an impairment of long-lived assets, including goodwill and how to measure such an impairment. The statement also requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The methodology set forth in FAS No. 121 is not significantly different from the Company's existing policies, and, therefore, the adoption of the statement retroactive to January 1, 1995, had no impact on the consolidated financial statements of the Company.

In October 1995, FAS No. 123 - "Accounting for Stock-Based Compensation" was issued and is effective for the Company on January 1, 1996. FAS No. 123 permits, but does not require, a fair value based method of accounting for employee stock option plans which results in compensation expense being recognized in the results of operations when stock options are granted. The Company plans to continue to use the current intrinsic value based method of accounting for such plans where no compensation expense is recognized. However, as required by FAS No. 123, the Company will provide pro forma disclosure of net income and earnings per share in the notes to the consolidated financial statements as if the fair value based method of accounting has been applied.

Effective January 1, 1994, the Company adopted FAS No. 115 - "Accounting for Certain Investments in Debt and Equity Securities". This statement requires investment securities to be classified individually into one of three separate categories: trading, available-for-sale or held-to-maturity and provides guidelines for valuing investments based on their classifications. Trading investments are bought and held principally for the purpose of selling them in the near term and are carried at fair market value. Adjustments to the carrying value of trading investments are included in current earnings. Investments which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost.

Investments not classified as trading or held-to-maturity are classified as available-for-sale. They are intended to be held for an indefinite period but may be sold in response to events reasonably expected in the future. These investments are carried at fair value with adjustments recorded in shareholders' equity, net of income tax. Prior accounting standards required non-current marketable equity securities to be carried at the lower of cost or market with adjustments reflected in shareholders' equity, while all debt securities were carried at amortized cost. The cumulative effect of adopting FAS No. 115 on shareholders' equity as of January 1, 1994 was immaterial.

                     Hubbell Incorporated and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring Charge

In the fourth quarter of 1993, the Company recorded a $50,000,000 pretax charge ($31,000,000 net of tax benefits, or $.46 per share) for the estimated costs of a restructuring program. The program entails the consolidation of manufacturing facilities, reduction in labor force and the realignment of warehousing and distribution activities. The restructuring charge includes personnel costs (severance and postemployment benefits), plant and equipment relocation, and costs associated with disposal of plant and equipment. At December 31, 1996, the restructuring accrual was $8,734,000 and is classified as a current liability. Costs charged to the restructuring accrual were $9,679,000 in 1996, $9,526,000 in 1995, $14,811,000 in 1994 and $7,250,000 in 1993. These cumulative expenditures represent personnel costs of $17,246,000, plant and equipment relocation of $16,520,000 and asset disposals of $7,500,000. Personnel costs include non-cash charges of $6,203,000 for early retirement programs which have been reclassified to the Company's pension liability. With regards to plant and equipment disposals, idled assets are adjusted to estimated fair value and are classified as property held as investment. At December 31, 1996, the balance of idled assets to be sold was $405,000. Cumulative proceeds from asset disposals through December 31, 1996 were $9,300,000 which approximated carrying value.

Acquisitions

On January 2, 1996, the Company acquired the Anderson Electrical Products business ("Anderson"). Anderson manufactures electrical connectors and associated hardware and tools for the electric utility industry with manufacturing facilities in Alabama and Tennessee. On January 31, 1996, the Company acquired all the outstanding stock of Gleason Reel Corp. ("Gleason") based in Mayville, Wisconsin. Gleason manufactures cable management products (including electric cable and hose reels, protective steel and nylon cable tracks and cable festooning hardware) and a line of ergonomic tool support systems. Additionally, during 1996, the Company completed two minor acquisitions which broadened its product lines -- a Canadian manufacturer of power poles for commercial applications and a manufacturer of fault detection systems for power cables.

The businesses were acquired for cash of $32,470,000 and notes of $18,635,000 that mature in one year and were recorded under the purchase method of accounting. The costs of the acquired businesses have been allocated to assets acquired and liabilities assumed based on fair values with the residual amount assigned to goodwill, which is being amortized over forty years. The businesses have been included in the financial statements as of their respective acquisition date and represented approximately 5% of total year net sales with no material effect on the Company's reported earnings.

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

Presented below is the unaudited pro forma combined summary of operations for the year ended December 31, 1994, as if the transaction had occurred as of the beginning of 1994 (in thousands, except per share):

            Net Sales                     $1,055,350
            Income Before Income Taxes    $  148,134
            Net Income                    $  107,592
            Earnings Per Share            $     1.62


In preparing the unaudited pro forma combined summary of operations, adjustments were made to the historical financial statements to reflect the reduction in the securities portfolio and investment income; increase in short-term borrowing and interest expense; amortization of goodwill; the repayment of existing debt of A.B. Chance Industries, Inc.; and other estimated purchase accounting entries. The pro forma results are not necessarily indicative of what would have been obtained if the operations had been combined during 1994, nor are they necessarily indicative of the results that may occur in the future.

In connection with the above acquisitions, liabilities were assumed as follows (in thousands):

                                                        1996            1994
                                                        ----            ----
Fair value of assets acquired including goodwill      $ 59,812       $ 166,824
Issuance of short term notes                           (18,635)           --
Cash paid for businesses, net of cash acquired         (32,470)       (110,000)
                                                      --------       ---------
Liabilities assumed                                   $  8,707       $  56,824
                                                      ========       =========

INVESTMENTS

Investments consist primarily of mortgage-backed securities, U.S. Treasury Notes, common and preferred stocks. Investments which are available-for-sale are stated at market values based on current quotes while investments which are being held-to-maturity are stated at amortized cost. There were no securities during 1996 and 1995 that were classified as trading investments. Certain portfolio securities that are affected by changes in interest rates may be hedged with futures contracts for U.S. Treasury notes and bonds. Market value gains and losses on the futures contracts are recognized in income when the effects of the related price changes in the value of the hedged securities are recognized. At December 31, 1996 there were no open futures contracts.

The following tables set forth selected data with respect to the Company's long-term investments at December 31, (in thousands):

                                                           1996                                                1995
                                        --------------------------------------------------------------      ---------
                                                      Gross       Gross
                                         Amortized  Unrealized  Unrealized        Fair        Carrying      Amortized
                                           Cost       Gains       Losses          Value         Value          Cost
                                        --------      ------      -------       --------      --------      --------
   AVAILABLE-FOR-SALE
       INVESTMENTS
Common & Preferred Stocks               $    395      $  147      $  (161)      $    381      $    381      $    822
Federal National Mortgage
  Assoc. Securities (FNMA)                  --          --           --             --            --            --
Mortgage-backed Securities                 1,031         287         --            1,318         1,318           911
U.S. Treasury Notes & Municipal
Bonds                                     11,484          65          (24)        11,525        11,525        10,901
                                        --------      ------      -------       --------      --------      --------
Total Available-For-Sale
Investments                             $ 12,910      $  499      $  (185)      $ 13,224      $ 13,224      $ 12,634
                                        ========      ======      =======       ========      ========      ========

    HELD-TO-MATURITY
       INVESTMENTS
Federal National Mortgage
  Assoc. Securities  (FNMA)             $ 94,599      $1,833      $(4,419)      $ 92,013      $ 94,599      $104,399
Gov't. National Mortgage
  Assoc. Securities  (GNMA)               30,181       1,752         (638)        31,295        30,181        35,095
Mortgage-backed securities                17,021         293          (25)        17,289        17,021        16,921
U.S. Treasury Notes & Municipal
Bonds                                     15,347          20           (9)        15,358        15,347         6,487
                                        --------      ------      -------       --------      --------      --------
Total Held-To-Maturity Investments      $157,148      $3,898      $(5,091)      $155,955      $157,148      $162,902
                                        ========      ======      =======       ========      ========      ========

                                                            1995
                                      -------------------------------------------------
                                         Gross        Gross
                                      Unrealized   Unrealized      Fair        Carrying
                                         Gains       Losses        Value         Value
                                        ------      -------       --------      --------
   AVAILABLE-FOR-SALE
       INVESTMENTS
Common & Preferred Stocks               $  236      $  (474)      $    584      $    584
Federal National Mortgage
  Assoc. Securities (FNMA)                --           --             --            --
Mortgage-backed Securities                 241         --            1,152         1,152
U.S. Treasury Notes & Municipal
Bonds                                      122           (5)        11,018        11,018
                                        ------      -------       --------      --------
Total Available-For-Sale
Investments                             $  599      $  (479)      $ 12,754      $ 12,754
                                        ======      =======       ========      ========

    HELD-TO-MATURITY
       INVESTMENTS
Federal National Mortgage
  Assoc. Securities  (FNMA              $3,194      $(2,389)      $105,204      $104,399
Gov't. National Mortgage
  Assoc. Securities  (GNMA)              2,174         (361)        36,908        35,095
Mortgage-backed securities                 220         --           17,141        16,921
U.S. Treasury Notes & Municipal
Bonds                                       43          (14)         6,516         6,487
                                        ------      -------       --------      --------
Total Held-To-Maturity Investments      $5,631      $(2,764)      $165,769      $162,902
                                        ======      =======       ========      ========

INVESTMENTS CONT'D.

Contractual maturities of investments in debt securities available-for-sale and held-to-maturity at December 31, 1996 were as follow (in thousands):

                                                                                                    U.S. Treasury
                                                                             Mortgage Backed           Notes &
                                      FNMA                  GNMA               Securities          Municipal Bonds
                                      ----                  ----               ----------          ---------------
                              Amortized     Fair    Amortized    Fair     Amortized     Fair     Amortized    Fair
                                Cost        Value      Cost      Value      Cost       Value       Cost       Value
                                ----        -----      ----      -----      ----       -----       ----       -----
  AVAILABLE-FOR-SALE
     INVESTMENTS
Due within 1 year              $  --      $  --      $  --      $  --      $ --       $  --      $ 1,172    $ 1,163
After 1 but within 5 years        --         --         --         --         --         --        7,796      7,840
After 5 but within 10 years       --         --         --         --         --         --        1,316      1,319
After 10 years                    --         --         --         --        1,031      1,318      1,200      1,203
                               -------    -------    -------    -------    -------    -------    -------    -------

TOTAL                          $  --      $  --      $  --      $  --      $ 1,031    $ 1,318    $11,484    $11,525
                               =======    =======    =======    =======    =======    =======    =======    =======

   HELD-TO-MATURITY
     INVESTMENTS
Due within 1 year              $  --      $  --      $  --      $  --      $ 9,921    $10,189    $ 1,747    $ 1,751
After 1 but within 5 years        --         --          101        124       --         --       13,600     13,607
After 5 but within 10 years       --         --        6,821      7,020      7,100      7,100       --         --
After 10 years                  94,599     92,013     23,259     24,151       --         --         --         --
                               -------    -------    -------    -------    -------    -------    -------    -------

TOTAL                          $94,599    $92,013    $30,181    $31,295    $17,021    $17,289    $15,347    $15,358
                               =======    =======    =======    =======    =======    =======    =======    =======

Inventories

Inventories are classified as follows at December 31, (in thousands):

                                                             1996         1995
                                                             ----         ----
Raw material                                               $ 81,321    $ 81,253
Work-in-process                                              71,388      64,117
Finished goods                                              134,931     140,428
                                                           --------    --------
                                                            287,640     285,798

Excess of current production costs over LIFO cost basis      43,075      49,414
                                                           --------    --------

Total                                                      $244,565    $236,384
                                                           ========    ========

The financial accounting basis for the LIFO inventories of acquired companies exceeds the tax basis by approximately $29,600,000 at December 31, 1996.

Income Taxes

The following table sets forth selected data with respect to the Company's income tax provisions for the years ended December 31, (in thousands):

                                               1996          1995         1994
                                               ----          ----         ----
Income before income taxes and cumulative
 effect of change in accounting
  principles:
        United States                        $ 192,931     $163,093    $ 146,609
        International                            6,410        3,940         (674)
                                             ---------     --------    ---------
        Total                                $ 199,341     $167,033    $ 145,935
                                             =========     ========    =========

Provisions for income taxes:
        Federal                              $  49,071     $ 35,306    $  28,350
        State                                    7,040        5,492        4,612
        International                            3,104        1,709          171
        Deferred                                (1,406)       2,592        6,269
                                             ---------     --------    ---------
        Total                                $  57,809     $ 45,099    $  39,402
                                             =========     ========    =========

The principal items making up the deferred tax provisions are set forth in the following table for the years ended December 31, (in thousands):

                                        1996        1995        1994
                                        ----        ----        ----
Transactions of leasing subsidiary    $(1,383)    $(1,016)    $  (912)
Restructuring reserve                   3,678       3,620       5,628
Depreciation                           (1,221)      1,478        (219)
Other, net                             (2,480)     (1,490)      1,772
                                      -------     -------     -------
Total                                 $(1,406)    $ 2,592     $ 6,269
                                      =======     =======     =======

The components of the net deferred tax (asset) liability at December 31, (in thousands) were as follows:

                                                       1996          1995
                                                       ----          ----
Deferred tax assets:
       Inventory                                     $  3,257     $  3,200
       Pensions                                        11,321       10,908
       Postretirement and postemployment benefits      11,143       10,324
       Accrued restructuring charge                     3,319        6,997
       Accrued liabilities                             42,912       40,917
       Miscellaneous other                              5,047        5,635
                                                     --------     --------

       Total deferred tax asset                        76,999       77,981
                                                     --------     --------

Deferred tax liabilities:
       Property, plant, and equipment                  24,024       25,245
       Leasing subsidiary                              16,785       18,168
       LIFO inventories of acquired businesses         11,250       11,250
       Miscellaneous other                              7,448        8,467
                                                     --------     --------

       Total deferred tax liability                    59,507       63,130
                                                     --------     --------

Net deferred tax (asset) liability                   $(17,492)    $(14,851)
                                                     ========     ========

Deferred taxes are classified in the financial statements as a net short-term deferred tax asset of $30,162,000 and a net long-term deferred tax liability of $12,670,000.

At December 31, 1996, United States income taxes had not been provided on approximately $8,900,000 of undistributed international earnings. Payments of income taxes were $45,706,000 in 1996, $39,836,000 in 1995 and $37,362,000 in
1994.

The consolidated effective income tax rates varied from the United States federal statutory income tax rate for the years ended December 31, as follows:

                                              1996       1995     1994
                                              ----       ----     ----
Federal statutory income tax rate             35.0%     35.0%     35.0%
State income taxes, net of federal benefit     2.3       2.3       2.2
Partially tax-exempt income                   (2.5)     (5.2)     (4.4)
Non-taxable income from
      Puerto Rico operations                  (6.6)     (6.5)     (5.4)
Other, net                                      .8       1.4      (0.4)
                                              ----      ----      ----
Consolidated effective income tax rate        29.0%     27.0%     27.0%
                                              ====      ====      ====

Other Non-Current Liabilities

Other Non-Current Liabilities consists of the following at December 31, (in thousands):

                                   1996       1995
                                   ----       ----
Pensions                         $33,045    $27,573
Other postretirement benefits     21,074     20,166
Accrued restructuring charge        --        8,413
Other, net                        20,617     20,614
                                 -------    -------
   Total                         $74,736    $76,766
                                 =======    =======

Pension Benefits

The Company and its subsidiaries have a number of non-contributory defined benefit pension plans and defined contribution plans covering substantially all employees. The pension plans provide pension benefits that are based on a combination of years of service and either compensation levels or specified dollar amounts.

The following table sets forth the components of pension cost for the years ended December 31, (in thousands):

                                                   1996           1995          1994
                                                   ----           ----          ----
Benefits earned                                  $  8,222      $  6,634      $  7,194

Increase in present value of
    benefits earned in prior years                 14,096        13,181        11,411

Actual return on plan assets                      (20,408)      (34,970)        3,202

Deferred gain or (loss)                             7,501        21,520       (14,847)

Amortization of actuarial gains and
   losses and prior service cost                       43        (2,808)         (200)
                                                 --------      --------      --------

Net Pension Cost                                 $  9,454      $  3,557      $  6,760
                                                 ========      ========      ========

ASSUMPTIONS USED IN DETERMINING PENSION COST:
Discount rate                                        7.25%          8.5%          7.5%
Long-term rate of compensation increase               4.0%          5.0%          5.0%
Expected long-term rate of return
  on plan assets                                     8.25%          9.5%          8.5%



Pension expense as a percent of payroll was 4.1% in 1996, 1.9% in 1995 and 3.2% in 1994.

The following table sets forth the retirement plans' status and the pension liability recognized in the Company's balance sheet at December 31, (in thousands):

                                                     Plans Where Assets Exceed    Plans Where Accumulated
                                                        Accumulated Benefits       Benefits Exceed Assets
                                                        --------------------       ----------------------
                                                         1996          1995          1996        1995
                                                         ----          ----          ----        ----
ESTIMATED FUNDS REQUIRED TO PROVIDE FOR FUTURE
PAYMENT OF:
Benefits based on service to date
 and present pay levels:
      Vested                                           $ 146,249     $ 140,745     $ 21,955     $ 17,386
      Non-vested                                           8,801        11,635        1,815        1,099
                                                       ---------     ---------     --------     --------
Accumulated benefit obligation                           155,050       152,380       23,770       18,485
Additional amounts related to
Projected pay increases                                   20,560        19,069        7,424        8,151
                                                       ---------     ---------     --------     --------
Projected benefit obligation                             175,610       171,449       31,194       26,636
                                                       ---------     ---------     --------     --------
ASSETS AVAILABLE FOR BENEFITS:
Plan assets (market value)                               190,732       175,660        5,775        4,667
Company assets (recorded liability)                       12,814        12,933       23,106       17,123
                                                       ---------     ---------     --------     --------
      Total Assets                                       203,546       188,593       28,881       21,790
                                                       ---------     ---------     --------     --------
ASSETS IN EXCESS OF (LESS THAN)
   PROJECTED BENEFIT OBLIGATION                        $  27,936     $  17,144     $ (2,313)    $ (4,846)
                                                       =========     =========     ========     ========
Consisting of:
Unrecognized net asset (obligation) at transition      $   3,711     $   4,406     $      0     $     (2)
Unrecognized actuarial gain (loss) since transition    $  25,395     $  13,517     $ (2,100)    $ (4,476)
Unrecognized prior service costs incurred
   since transition                                    $  (1,170)    $    (779)    $   (213)    $   (368)

The projected benefit obligations were determined using discount rates of 7.5% for 1996 and 7.25% for 1995 and assumed average long-term rate of compensation increase of 4.0% for 1996 and 4.0% for 1995.

At December 31, 1996, approximately $110,719,700 of plan assets were invested in common stocks, including Hubbell Incorporated common stock with a market value of $13,728,000. The balance of plan assets are invested in short term money market accounts, government and corporate bonds.

Postretirement Benefits Other Than Pensions

The Company and its subsidiaries have a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company, providing they retired prior to 1992. These benefits were discontinued in 1991 for substantially all future retirees, with the exception of the A.B. Chance Company which was acquired in 1994 and Anderson Electrical Products, Inc. which was acquired in 1996.

For retirees prior to 1992, some of the plans provide for retiree contributions, which are periodically increased. The plans anticipate future cost-sharing changes that are consistent with the Company's past practices. The plans are funded either on a monthly premium basis or as benefits become due.

At December 31, 1996, the recorded liability for providing these postretirement benefits was based on a 7.25% discount rate and assumed health care cost trend rate of 10% declining to 5.5% over ten years. The costs recognized for providing these benefits in 1996, 1995 and 1994 were $1,600,000, $1,300,000 and $1,400,000 respectively.

Commercial Paper, Other Borrowings and Long-Term Debt

The following table sets forth the components of the Company's debt structure at December 31, (in thousands):

                                                            1996                                          1995
                                              -----------------------------------      ------------------------------------------
                                              COMMERCIAL                               COMMERCIAL
                                              PAPER AND                                PAPER AND
                                                OTHER       LONG-TERM                    OTHER          LONG-TERM
                                              BORROWINGS      DEBT          TOTAL      BORROWINGS         DEBT          TOTAL
                                              ----------      ----          -----      ----------         ----          -----
Balance at year end                           $ 18,635     $ 99,458     $   118,093     $      0     $   102,096     $   102,096
Highest aggregate month end balance                                     $   135,151                                  $   149,752
Average borrowings during the year            $ 22,920     $100,546     $   123,466     $103,331     $    27,752     $   131,083
Weighted average interest rate:
At year end                                       6.00%        6.72%           6.61%         N/A            6.86%           6.86%
Paid during the year                              5.76%        6.78%           6.59%        6.03%           7.14%           6.26%



Interest paid for commercial paper, bank borrowings, and long-term debt totaled $8,072,000 in 1996, $7,181,000 in 1995 and $4,890,000 in 1994. The Company
maintains various bank credit agreements primarily to support commercial paper borrowings. At December 31, 1996, the Company had total unused bank credit agreements of $50 million. The expiration date for the bank credit agreement is September, 1999. Borrowings under credit agreements generally are available at the prime rate or at a surcharge over the London Interbank Offered Rate (LIBOR). Annual commitment fee requirements to support availability of credit agreements at December 31, 1996 total approximately $30,000. In January, 1996, short term notes of $18,635,000 with an interest rate of 6%, were issued as part of the purchase price for Gleason Reel Corp. In October, 1995, the Company issued ten year non-callable notes due in 2005 at a face value of $100,000,000 and a fixed interest rate of 6 5/8%. The net proceeds of the offering were $99,380,000 and were used to pay down commercial paper. Additionally, the Company had Industrial Development Bonds of $2,700,000 due in 2001 with an interest rate of 11 1/4% until these bonds were redeemed by the Company in June, 1996.

Leases

Total rental expense under operating leases was $6,800,000 in 1996, $6,600,000 in 1995 and $6,900,000 in 1994.

The minimum annual rentals on non-cancelable, long-term, operating leases in effect at December 31, 1996 will approximate $2,300,000 in 1997, $1,830,000 in 1998, and will decline thereafter.

Research, Development and Engineering

Expenses for new product development and ongoing improvement of existing products were $14,200,000 in 1996, $12,400,000 in 1995 and $12,500,000 in 1994.

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

The fair value of investment securities and long term debt are as follows (in thousands):

                               1996                       1995
                               ----                       ----
                      Carrying       Fair        Carrying         Fair
                        Value        Value        Value           Value
                      --------      --------    ---------      ---------
Investments
Available-for-sale    $ 13,224      $ 13,224    $  12,754      $  12,754
Held-to-maturity      $157,148      $155,955    $ 162,902      $ 165,769

Long-Term Debt        $(99,458)     $(97,710)   $(102,096)     $(106,324)

Fair value is based on quoted market prices for the same or similar securities.

Capital Stock

Share activity in the Company's preferred and common stocks is set forth below for the three years ended December 31, 1996:

                                       Preferred Stock          Common Stock
                                       ---------------          ------------
                                                          Class A          Class B
                                                          -------          -------
OUTSTANDING AT DECEMBER 31, 1993              --         5,875,748      25,382,793
Exercise of stock options                                   37,223         139,337
Acquisition/Issuance of treasury shares                    (17,874)        (34,330)
Stock dividend declared                                       --         1,569,145
                                           -------     -----------     -----------
OUTSTANDING AT DECEMBER 31, 1994              --         5,895,097      27,056,945
Exercise of stock options                                   15,596         101,089
Acquisition/Issuance of treasury shares                   (124,378)        (18,809)
                                           -------     -----------     -----------
OUTSTANDING AT DECEMBER 31, 1995              --         5,786,315      27,139,225
Exercise of stock options                                   53,314         528,370
Acquisition/Issuance of treasury shares                   (141,864)       (285,307)
2-for-1 stock split                                      5,748,355      27,230,302
                                           -------     -----------     -----------
OUTSTANDING AT DECEMBER 31, 1996              --        11,446,120      54,612,590

Shares held in Treasury at December 31, 1996: Class A Common - 3,810,264; Class B Common - 4,121,374. For accounting purposes, the Company treats treasury shares as being constructively retired and accordingly charges the purchase price against par value and additional paid-in capital. Voting rights per share:
Class A Common - twenty; Class B Common - one. In addition, the Company has 5,891,097 authorized shares of preferred stock; none are outstanding.

On June 13, 1996, the Board of Directors declared a 2-for-1 split of the Company's Class A and Class B common stock which was effected in the form of a 100% stock distribution to shareholders on August 9, 1996. In the accompanying financial statements all per share amounts have been restated to reflect the stock split.


The Company has a Shareholder Rights Plan under which holders of Class A Common Stock have Class A Rights and holders of Class B Common Stock have Class B Rights. These Rights become exercisable after a specified period of time only if a person or group of affiliated persons acquires beneficial ownership of 20 percent or more of the outstanding Class A Common Stock of the Company or announces or commences a tender or exchange offer that would result in the offeror acquiring beneficial ownership of 30 percent or more of the outstanding Class A Common Stock of the Company. Once exercisable, the Rights would entitle their registered holders to purchase, for each common share held, one share of the Company's Class A Common Stock or Class B Common Stock, as the case may be, at a price of $49.362 per share, subject to adjustment to prevent dilution. Upon the occurrence of certain events or transactions specified in the Rights Agreement, a holder of Rights applicable to one share is entitled to receive for an exercise price of $49.362 per share owned, a number of shares of the Company's Class A Common Stock or Class B Common Stock, as the case may be, or an acquiring corporation's common stock, having a market value equal to twice the exercise price. The Rights may be redeemed by the Company for one cent per Right prior to the tenth day after a person or group of affiliated persons has acquired 20 percent or more of the outstanding Class A Common Stock of the Company. The Rights expire on December 31, 1998, unless earlier redeemed by the Company.

Shares of common stock were reserved at December 31, 1996 as follows:

     Exercise of stock purchase rights                        66,058,710
     Exercise of outstanding stock options                     4,681,100
     Future grant of stock options                             1,570,148
                                                              ----------
     Total (Class A, 12,549,880;  Class B, 59,760,078)        72,309,958

Stock Options

The Company has granted to officers and key employees options to purchase the Company's Class A and Class B Common Stock and the Company may grant to officers and key employees options to purchase the Company's Class B Common Stock at not less than 85% of market prices on the date of grant with a ten year term and a three year vesting period. Stock option activity (restated for the 2-for-1 common stock split in 1996) for the three years ended December 31, 1996 is set forth below:

                                       Number        Option price per    Weighted
                                      of shares         share range       Average
                                      ---------         -----------       -------

OUTSTANDING AT DECEMBER 31, 1993     3,667,784        $ 6.66 - $27.00     $19.73
Granted                                742,770        $      - $25.72     $25.72
Exercised                             (370,776)       $ 6.66 - $27.00     $16.64
Canceled or expired                    (28,014)       $25.15 - $27.00     $25.99
                                   ------------
OUTSTANDING AT DECEMBER 31, 1994     4,011,764        $ 9.54 - $27.00     $22.00
Granted                                759,800        $      - $32.06     $32.06
Exercised                             (233,370)       $ 9.54 - $27.00     $15.98
Canceled or expired                    (34,310)       $25.15 - $27.00     $25.93
                                   ------------
OUTSTANDING AT DECEMBER 31, 1995     4,503,884        $10.95 - $32.06     $22.48
Granted                                796,000        $      - $41.69     $41.69
Exercised                             (581,684)       $10.95 - $32.06     $24.50
Canceled or expired                    (37,100)       $25.15 - $32.06     $27.93
                                   ------------
OUTSTANDING AT DECEMBER 31, 1996     4,681,100        $10.95 - $41.69     $23.59

At December 31, 1996, outstanding options were comprised of 855,957 shares exercisable with an average remaining life of three years and an average price of $16.67 (range $10.95 - $19.33); 2,292,131 shares exercisable with an average remaining life of seven years and an average price of $26.17 (range $23.39 - $32.06); and 1,533,012 shares not vested with an average remaining life of nine years and an average price of $36.07 (range $25.71 - $41.69). All outstanding options were granted at 100% of the market price on their respective grant date.

The pro forma effect on net income, if compensation expense had been recognized, for stock options granted after 1994 and weighted average fair value of the grants have been estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 2.5%, expected volatility of 13%, risk free interest rate of 6.4% and an expected term of seven years. Using this model pro forma net income for 1996 would be reduced by $1.2 million and for 1995 by $0.1 million from reported amounts. The pro forma effect on earnings per share would be immaterial. The weighted average fair value of options granted in 1996 and 1995 was $9.38 and $7.22, respectively. These pro forma disclosures may not be representative of the effects on reported net income for future years since options vest over several years and options granted prior to 1995 are not considered.

Industry Segment and Geographic Area Information

Nature of Operations

Hubbell Incorporated was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. For over a century, Hubbell has manufactured and sold high quality electrical and electronic products for a broad range of commercial, industrial, telecommunications and utility applications. Since 1961, Hubbell has expanded its operations into other areas of the electrical industry and related fields. Hubbell products are now manufactured or assembled by twenty-one divisions and subsidiaries at thirty-two locations in the United States, Canada, Puerto Rico, Mexico, United Kingdom and Singapore. Hubbell also participates in joint ventures with partners in South America, Germany and Taiwan, and maintains sales offices in Malaysia, Mexico, Hong Kong, South Korea and the Middle East.

The Company is primarily engaged in the engineering, manufacture and sale of electrical and electronic products. These products can be divided into three general segments: products primarily used in low-voltage applications, products primarily used in high-voltage applications and products that either are not directly related to the electrical business, or, if related, cannot be clearly classified on a voltage application basis. At December 31, 1996, these segments were comprised as follows:

Low Voltage products are in the range of 600 volts or less, are sold principally to distributors and represent stock items of standard and special application wiring device products, lighting fixtures, low voltage industrial controls and cable management products.

High Voltage products are in the more than 600 volt range, are sold through distributors, independent sales representatives and directly to customers by sales engineers. Segment products are comprised of test and measurement equipment, wire and cable, electrical transmission and distribution products such as insulators, surge arresters, switches, cutouts, sectionalizers, fuses connectors and related hardware.

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

On a geographic basis, the Company defines "international" as operations and subsidiaries based outside of the United States and its possessions. Sales of international units were 6% of total sales in 1996, 1995 and 1994 with the Canadian market representing approximately 60% of the total. Net assets of international subsidiaries were 5% of the consolidated total in 1996, 4% in 1995 and 4% in 1994. Export sales directly to customers or through electric wholesalers from the United States operations were $98,900,000 in 1996, $75,000,000 in 1995 and $62,600,000 in 1994.

The Company's principal manufacturing facilities are located in the following areas, classified by segment:

                                                             Approximate Floor
               Segment       Location     No. of Facilities   Area in Square Feet
               -------       --------     -----------------   -------------------
      Low Voltage Segment    Connecticut        1                140,000
                             Ohio               1                 76,900
                             Puerto Rico        3*               248,500(1)
                             Tennessee          1                250,000
                             Virginia           1                321,300
                             North Carolina     1                 22,000(2)
                             Georgia            1                130,000
                             Mexico             1                 40,000(2)

      High Voltage Segment   Connecticut        1                503,000
                             New York           2                171,000
                             Ohio               1                 92,000
                             South Carolina     1                197,000
                             Missouri           1*               795,000

         Other Segments      Connecticut        1                 67,400
                             Illinois           1                207,100
                             Indiana            1                320,000
                             Missouri           1**              234,400
                             Virginia           1                138,000
                             Mexico             1                161,500
                             North Carolina     1                 81,000(3)
                             Alabama            2                286,000
                             Tennessee          1                 77,000(2)
                             Wisconsin          1                 74,000

----------------------------------

(1)      96,500 square feet leased

(2)      Leased

(3)      35,000 square feet leased

*        Some products are classified in the Other Segment

**       Some products are classified in the Low Voltage Segment

Additionally, the Company owns or leases warehouses and distribution centers containing approximately 760,850 square feet. The Company believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

As of December 31, 1996, the Company has approximately 8,178 full-time employees, including salaried and hourly personnel. Approximately 35% of the total employees are represented by labor unions. During the next twelve months there are five union contracts due for renegotiation.

Financial Information

Financial information by industry segment and geographic area for the three years ended December 31, 1996, is summarized below (in thousands). When reading the data the following items should be noted:

- Net sales comprise sales to unaffiliated customers - intersegment and inter-area sales are immaterial.

-        Segment operating income consists of net sales less operating expenses.
         General corporate expenses, interest expense, and other income, have not been allocated to segments.

- General corporate assets not allocated to segments are principally cash and investments.

   INDUSTRY SEGMENT                     1996            1995            1994
                                        ----            ----            ----
NET SALES:
Low Voltage                         $   532,664     $   497,428     $   456,287
High Voltage                            299,320         234,052         205,721
Other                                   465,397         411,646         351,692
                                    -----------     -----------     -----------
  Total                             $ 1,297,381     $ 1,143,126     $ 1,013,700
                                    ===========     ===========     ===========

OPERATING INCOME:
Low Voltage                         $   109,897     $    96,965     $    89,148
High Voltage                             32,581          25,040          21,314
Other                                    70,921          57,630          44,368
                                    -----------     -----------     -----------
Segment Total                       $   213,399     $   179,635     $   154,830
General corporate expenses              (15,863)        (14,675)        (14,247)
Interest expense                         (8,416)         (8,499)         (6,074)
Investment and other income, net         10,221          10,572          11,426
                                    -----------     -----------     -----------
  Income before income taxes        $   199,341     $   167,033     $   145,935
                                    ===========     ===========     ===========


ASSETS:
Low Voltage                         $   286,485     $   262,399     $   261,789
High Voltage                            246,808         204,821         204,159
Other                                   264,234         248,336         241,835
General Corporate                       387,913         341,689         333,786
                                    -----------     -----------     -----------
  Total                             $ 1,185,440     $ 1,057,245     $ 1,041,569
                                    ===========     ===========     ===========

CAPITAL EXPENDITURES:
Low Voltage                         $    13,980     $    16,845     $    22,655
High Voltage                             12,424           8,546          16,377
Other                                    11,988          12,349          13,791
General Corporate                           740             488             355
                                    -----------     -----------     -----------
  Total                             $    39,132     $    38,228     $    53,178
                                    ===========     ===========     ===========

DEPRECIATION AND AMORTIZATION:
Low Voltage                         $    14,541     $    14,407     $    14,521
High Voltage                             11,210           9,148           7,497
Other                                    12,577          11,753          10,746
General Corporate                           925             932           1,247
                                    -----------     -----------     -----------
  Total                             $    39,253     $    36,240     $    34,011
                                    ===========     ===========     ===========

     GEOGRAPHIC AREA
                        1996          1995          1994
                        ----          ----          ----
NET SALES:
United States        $1,218,333    $1,072,267    $  957,740
International            79,048        70,859        55,960
                     ----------    ----------    ----------
  Total              $1,297,381    $1,143,126    $1,013,700
                     ==========    ==========    ==========

OPERATING INCOME:
United States        $  201,219    $  169,890    $  148,470
International            12,180         9,745         6,360
                     ----------    ----------    ----------
  Total              $  213,399    $  179,635    $  154,830
                     ==========    ==========    ==========

ASSETS:
United States        $1,125,137    $1,007,276    $  999,567
International            60,303        49,969        42,002
                     ----------    ----------    ----------
  Total              $1,185,440    $1,057,245    $1,041,569
                     ==========    ==========    ==========

Subsequent Event

On February 14, 1997, Hubbell acquired Fargo Manufacturing Company, Inc. ("Fargo") based in Poughkeepsie, New York. Fargo manufactures distribution and transmission line products primarily for the electric utility market. Each share of Fargo was converted into a right to receive shares or fractions thereof of Hubbell's Class B Common Stock with an approximate market value of $45.0 million plus or minus an adjustment based on Fargo's net worth target of $9.8 million. The acquisition of Fargo will not have a significant effect on earnings or the Company's financial position at December 31, 1996.

Quarterly Financial Data (Unaudited)

The table below sets forth summarized quarterly financial data for the years ended December 31, 1996 and 1995 (in thousands, except per share amounts). Share data has been restated for the 2-for-1 common stock split in 1996:

                        First      Second      Third      Fourth
1996                   Quarter     Quarter     Quarter    Quarter
----                   -------     -------     -------    -------
Net Sales             $304,600    $328,927    $332,770    $331,084
Gross Profit          $ 90,160    $ 99,046    $ 99,786    $103,359
Net Income            $ 31,669    $ 35,746    $ 36,979    $ 37,138
Earnings Per Share    $   0.47    $   0.53    $   0.55    $   0.55

1995
----
Net Sales             $278,434    $295,006    $286,968    $282,718
Gross Profit          $ 80,500    $ 83,982    $ 86,395    $ 89,071
Net Income            $ 28,409    $ 30,077    $ 31,700    $ 31,748
Earnings Per Share    $   0.43    $   0.45    $   0.47    $   0.48

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

2.    Exhibits

      Number                   Description
      ------                   -----------

      3a Restated Certificate of Incorporation, as amended effective through May 13, 1996. Exhibit A of the registrant's proxy statement, dated March 22, 1996 and filed on March 27, 1996, is incorporated by reference.

      3b*     By-Laws, Hubbell Incorporated, as amended on March 11, 1997.

      3c      Rights Agreement, dated as of December 13, 1988, between Hubbell
              Incorporated and Manufacturers Hanover Trust Company (now known as
              Chase Mellon Shareholder Services, L.L.C.) as Rights Agent
              (incorporated by reference to Exhibit 6 to the registrant's
              Registration Statement on Form 8-A, dated March 3, 1992, and filed on March 4, 1992).


--------

1) The definitive proxy statement for the annual meeting of shareholders to be held on May 5, 1997, filed with the Commission on March 27, 1997, pursuant to Regulation 14A, is incorporated herein by reference.

*        Filed hereunder.

      Number                   Description

      4a Instruments with respect to the 1996 issue of long-term debt have not been filed as exhibits to this Annual Report on Form 10-K as the authorized principal amount on such issue does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis; registrant agrees to furnish a copy of each such instruments to the Commission upon request.

      10a+* Hubbell Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 1997.

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

      10g+ Hubbell Incorporated Incentive Compensation Plan, as amended effective January 1, 1996. Exhibit B of the registrant's proxy statement, dated March 22, 1996 and filed on March 27, 1996, is incorporated by reference.

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



--------

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

      10p+ Hubbell Incorporated Senior Executive Incentive Compensation Plan, effective January 1, 1996. Exhibit C of the registrant's proxy statement, dated March 22, 1996 and filed on March 27, 1996, is incorporated by reference.

      11    Computation of earnings per share.

      21    Listing of significant subsidiaries.

      27    Exhibit 27 Financial Data Schedule (Electronic filings only)

3.    Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended December 31, 1996.



--------

+ This exhibit constitutes a management contract, compensatory plan, or arrangement

            Executive Officers of the Registrant

      Name         Age(1)            Present Position                         Business Experience
      ----         ------            ----------------                         -------------------
G. Jackson Ratcliffe      60     Chairman of the Board,          President and Chief Executive Officer since January 1, 1988;
                                 President and Chief Executive   Chairman of the Board since 1987; Executive Vice President -
                                 Officer                         Administration 1983-1987; Senior Vice President-Finance
                                                                 and Law 1980-1983; Vice President, General Counsel and
                                                                 Secretary 1974-1980.

Vincent R. Petrecca       56    Executive Vice President         Present position since January 1, 1988; Group Vice President
                                                                 1984-1987; Vice President and General Manager of the Wiring Device
                                                                 Division 1981-1984; Vice President and General Manager of the
                                                                 Lighting Division 1976-1981.

Harry B. Rowell, Jr.      55    Executive Vice President         Present position since January 1, 1988; Group Vice President
                                                                 1985-1987; Vice President Corporate Development and Planning
                                                                 1979-1985.

Thomas H. Pluff           49    Group Vice President             Present position since March 1989.

Richard W. Davies         50    Vice President, General Counsel  Present position since January 1, 1996; General Counsel since 1987;
                                and Secretary                    Secretary since 1982; Assistant Secretary 1980-1982; Assistant
                                                                 General Counsel 1974-1987.

James H. Biggart, Jr.     44    Vice President and Treasurer     Present position since January 1, 1996; Treasurer since 1987;
                                                                 Assistant Treasurer 1986-1987; Director of Taxes 1984-1986.

    There is no family relationship between any of the above-named executive officers.

--------------------------

(1) As of March 14, 1997

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      HUBBELL INCORPORATED


By                                                            3/11/97
  -------------------------------------------                ---------
         G. J. Ratcliffe                                        Date
      Chairman of the Board, President, Chief
           Executive Officer and Director

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By                                                            3/11/97
  -------------------------------------------                ---------
         G. J. Ratcliffe                                        Date
      Chairman of the Board, President, Chief
           Executive Officer and Director



By                                                             3/11/97
  -------------------------------------------                ---------
         H. B. Rowell, Jr.                                      Date
      Executive Vice President
      (Chief Financial and Accounting Officer)



By                                                             3/11/97
  -------------------------------------------                ---------
         E. R. Brooks                                           Date
         Director



By                                                             3/11/97
  -------------------------------------------                ---------
         G. W. Edwards, Jr.                                     Date
         Director



By                                                             3/11/97
  -------------------------------------------                ---------
         J. S. Hoffman                                          Date
         Director

By                                                             3/11/97
  -------------------------------------------                ---------
         H. G. McDonell                                         Date
         Director



By                                                             3/11/97
  -------------------------------------------                ---------
         A. McNally IV                                          Date
         Director



By                                                             3/11/97
  -------------------------------------------                ---------
         D. J. Meyer                                            Date
         Director



By                                                             3/11/97
  -------------------------------------------                ---------
         J. A. Urquhart                                         Date
         Director



By                                                             3/11/97
  -------------------------------------------                ---------
         M. Wallop                                              Date
         Director

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                      Form 10-K for
Financial Statements                                                                   1996, Page:
--------------------                                                                 ---------------
      Report of Independent Accountants....................................................18

      Consolidated Balance Sheet at December 31, 1996 and 1995.............................19

      Consolidated Statement of Income for the three years
      ended December 31, 1996..............................................................21

      Consolidated Statement of Cash Flows for the three years
      ended December 31, 1996..............................................................22

      Consolidated Statement of Changes in Shareholders' Equity
      for the three years ended December 31, 1996..........................................23

      Statement of Accounting Policies.....................................................24

      Notes to Consolidated Financial Statements...........................................27


Financial Statement Schedule

      Report of Independent Accountants
      on Financial Statement Schedule......................................................50

      Valuation and Qualifying Accounts and Reserves
      (Schedule VIII)......................................................................51

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Hubbell Incorporated


Our audits of the consolidated financial statements referred to in our report dated January 22, 1997, except for the subsequent event note which is as of February 14, 1997, appearing on page 42 of this Form 10-K also included an audit of the Financial Statement Schedule listed in the index on page . In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Price Waterhouse LLP
Stamford, Connecticut
January 22, 1997

                              HUBBELL INCORPORATED               Schedule VIII
                                AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                 (In thousands)



Reserves deducted in the balance sheet from the assets to which they apply:

                                      Additions                  Deductions -
                         Balance at   charged     Acquisition   uncollectible    Balance
                         beginning    to costs        of          accounts       at end
                         of period  and expenses   businesses    written off    of period
                         ---------  ------------   ----------    -----------    ---------

Allowances for doubtful
accounts receivable:

       Year 1994         $3,768       $ 1,676       $ 77         $     (761)     $4,760

       Year 1995         $4,760       $   693       $  0         $   (1,119)     $4,334

       Year 1996         $4,334       $ 1,157       $126         $     (751)     $4,866

                                                                      Exhibit 11

                              HUBBELL INCORPORATED
                                AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE

                       FIVE YEARS ENDED DECEMBER 31, 1996
                      (In thousands except per share data)

                                             1996        1995        1994        1993       1992
                                           --------    --------    --------    --------   --------
Income before cumulative effect of
change in accounting principles            $141,532    $121,934    $106,533    $66,306    $ 94,090

Cumulative effect of change in
accounting principles                          --          --          --         --       (16,506)
                                           --------    --------    --------    -------    --------

Net Income after cumulative effect
of change in accounting principles         $141,532    $121,934    $106,533    $66,306    $ 77,584
                                           ========    ========    ========    =======    ========

Weighted average number of common
shares outstanding during the year           65,938      65,852      65,814     65,566      65,470

Common equivalent shares                      1,314         892         768        834         980
                                           --------    --------    --------    -------    --------

Average number of shares outstanding         67,252      66,744      66,582     66,400      66,450
                                           ========    ========    ========    =======    ========


Earnings per share:

     Income before cumulative effect of
     change in accounting principles       $   2.10    $   1.83    $   1.60    $  1.00    $   1.42

     Cumulative effect of change in
     accounting principles                     --          --          --         --         (0.25)
                                           --------    --------    --------    -------    --------

     Net income                            $   2.10    $   1.83    $   1.60    $  1.00    $   1.17
                                           ========    ========    ========    =======    ========



Share data has been restated for the 2-for-1 stock split in 1996.

                                                                      Exhibit 21

                              HUBBELL INCORPORATED
                                AND SUBSIDIARIES

                       LISTING OF SIGNIFICANT SUBSIDIARIES

                                          State or Other        Percentage
                                         Jurisdiction of        Owned By
                                          Incorporation        Registrant
                                          -------------        ----------
Anderson Electrical Products, Inc.           Delaware             100%

The Kerite Company                        Connecticut             100%

Hubbell, Ltd.                                 England             100%

Hubbell Canada Inc.                            Canada             100%

Killark Electric Manufacturing Company       Missouri             100%

The Ohio Brass Company                       Delaware             100%

Raco Inc.                                    Delaware             100%

Hubbell Industrial Controls, Inc.            Delaware             100%

Gleason Reel Corp.                           Delaware             100%

Harvey Hubbell Caribe, Inc.                  Delaware             100%

Hubbell Lighting, Inc.                    Connecticut             100%

Pulse Communications, Inc.                   Virginia             100%

Bryant Electric, Inc.                        Delaware             100%

Hipotronics, Inc.                            Delaware             100%

E. M. Wiegmann & Company, Inc.               Missouri             100%

A. B. Chance Industries, Inc.                Delaware             100%

                                EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION
-----------                       -----------


    3a Restated Certificate of Incorporation, as amended effective through May 13, 1996. Exhibit A of the registrant's proxy statement, dated March 22, 1996 and filed on March 27, 1996, is incorporated by reference.

    3b*       By-Laws, Hubbell Incorporated, as amended on March 11, 1997.

    3c Rights Agreement, dated as of December 13, 1988, between Hubbell Incorporated and Manufacturers Hanover Trust Company (now known as Chase Mellon Shareholder Services, L.L.C.) as Rights Agent (incorporated by reference to Exhibit 6 to the registrant's Registration Statement on Form 8-A, dated March 3, 1992, and filed on March 4, 1992).
    4a Instruments with respect to the 1996 issue of long-term debt have not been filed as exhibits to this Annual Report on Form 10-K as the authorized principal amount on such issue does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis; registrant agrees to furnish a copy of each such instruments to the Commission upon request.

   10a+* Hubbell Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 1997.

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

   10g+ Hubbell Incorporated Incentive Compensation Plan, as amended effective January 1, 1996. Exhibit B of the registrant's proxy statement, dated March 22, 1996 and filed on March 27, 1996, is incorporated by reference.

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



--------

+ This exhibit constitutes a management contract, compensatory plan, or arrangement

*        Filed hereunder

EXHIBIT NO.                    DESCRIPTION
-----------                    -----------

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

   10p+ Hubbell Incorporated Senior Executive Incentive Compensation Plan, effective January 1, 1996. Exhibit C of the registrant's proxy statement, dated March 22, 1996 and filed on March 27, 1996, is incorporated by reference.

   11       Computation of earnings per share.

   21       Listing of significant subsidiaries.

   27       Exhibit 27 Financial Data Schedule (Electronic filings only)



--------

+ This exhibit constitutes a management contract, compensatory plan, or arrangement