Form 10-Q
period 1997-03-31
HUBBELL INC
filed 1997-05-13
CIK 48898

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended MARCH 31, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______ to ______



Commission File Number               1-2958


                              HUBBELL INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               STATE OF CONNECTICUT                   06-0397030
--------------------------------------------------------------------------------
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)           Identification No.)


         584 DERBY MILFORD ROAD, ORANGE, CT                            06477
--------------------------------------------------------------------------------
         (Address of principal executive offices)                    (Zip Code)


                                 (203) 799-4100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   X                NO
                               ---                  ---

The number of shares of registrant's classes of common stock outstanding as of May 7, 1997 were:

                      Class A ($.01 par value) 11,368,160

                      Class B ($.01 par value) 55,840,472

                                             HUBBELL INCORPORATED

                                        PART I - FINANCIAL INFORMATION
ITEM 1                                        FINANCIAL STATEMENTS
                                          CONSOLIDATED BALANCE SHEET
                                                 (UNAUDITED)
                                                (IN THOUSANDS)

                                                                      March 31, 1997        December 31, 1996
                                                                      --------------        -----------------
ASSETS
Current Assets:
   Cash and temporary cash investments                                   $   119,145              $  134,397
   Accounts receivable (net)                                                 186,712                 172,351
   Inventories                                                               248,579                 244,565
   Prepaid taxes                                                              29,075                  30,162
   Other                                                                       6,975                   9,713
                                                                         -----------            ------------

TOTAL CURRENT ASSETS                                                         590,486                 591,188

Property, Plant and Equipment (net)                                          221,682                 217,913

Other Assets:
   Investments                                                               170,964                 170,372
   Purchase price in excess of net assets of companies
   acquired (net)                                                            195,725                 162,180
   Property held as investment                                                10,580                   7,970
   Other                                                                      42,677                  35,817
                                                                          ----------            ------------

                                                                         $ 1,232,114             $ 1,185,440
                                                                         ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Commercial paper and notes                                         $          250                $ 18,635
   Accounts payable                                                           48,939                  52,485
   Accrued salaries, wages and employee benefits                              25,122                  26,486
   Accrued income taxes                                                       53,353                  44,039
   Dividends payable                                                          17,476                  17,177
   Accrued restructuring charge                                                6,656                   8,734
   Other accrued liabilities                                                  83,401                  87,874
                                                                         -----------            ------------

TOTAL CURRENT LIABILITIES                                                    235,197                 255,430

Long-Term Debt                                                                99,473                  99,458

Other Non-Current Liabilities                                                 76,207                  74,736

Deferred Income Taxes                                                         13,029                  12,670

Shareholders' Equity                                                         808,208                 743,146
                                                                         -----------            ------------

                                                                         $ 1,232,114             $ 1,185,440
                                                                         ===========             ===========

See notes to consolidated financial statements

                              HUBBELL INCORPORATED

                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED
                                                     MARCH 31, 1997
                                                     --------------

                                               1997                  1996
                                             ---------             ---------
NET SALES                                    $ 324,697             $ 304,600

Cost of goods sold                             224,621               214,440
                                             ---------             ---------


GROSS PROFIT                                   100,076                90,160

Selling & administrative expenses               50,095                46,356
                                             ---------             ---------


OPERATING INCOME                                49,981                43,804
                                             ---------             ---------


OTHER INCOME (EXPENSE):

         Investment income                       4,528                 3,876
         Interest expense                       (1,798)               (2,100)
         Other income  (expense), net             (855)                 (976)
                                             ---------             ---------

TOTAL OTHER INCOME, NET                          1,875                   800
                                             ---------             ---------


INCOME BEFORE INCOME TAXES                      51,856                44,604

Provision for income taxes                      15,557                12,935
                                             ---------             ---------


NET INCOME                                   $  36,299             $  31,669
                                             =========             =========

EARNINGS PER SHARE                           $    0.53             $    0.47
                                             =========             =========

See notes to consolidated financial statements.

                              HUBBELL INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                 THREE MONTHS ENDED
                                                                                                   MARCH 31, 1997
                                                                                                   --------------

CASH FLOWS FROM OPERATING ACTIVITIES                                                           1997              1996
------------------------------------                                                           ----              ----
Net income                                                                                  $ 36,299          $  31,669
Adjustments to reconcile net income to
net cash provided by operating activities:
     Depreciation and amortization                                                            11,657             10,776
     Deferred income taxes                                                                     1,087                779
Changes in assets and liabilities, net of the effect of business acquisitions:
     (Increase)/Decrease in accounts receivable                                               (9,759)           (16,246)
     (Increase)/Decrease in inventories                                                       (1,300)             6,564
     (Increase)/Decrease in other current assets                                               2,859                145
     Increase/(Decrease) in current operating liabilities                                     (3,881)            14,013
     Increase/(Decrease) in restructuring accruals                                            (2,078)            (2,118)
     (Increase)/Decrease in other, net                                                           284              1,903
                                                                                             -------           --------
Net cash provided by operating activities                                                     35,168             47,485
                                                                                              ------            -------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses                                                                         --            (31,365)
Additions to property, plant and equipment                                                    (9,797)            (9,928)
Purchases of investments                                                                      (4,015)              (242)
Repayments and sales of investments                                                            3,216              4,994
Other, net                                                                                      (842)             2,151
                                                                                            ---------        ----------

Net cash used in investing activities                                                        (11,438)          (34,390)
                                                                                             --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of dividends                                                                         (17,177)           (15,475)
Commercial paper and notes - borrowings (repayments)                                         (18,385)                --
Exercise of stock options                                                                        685                714
Acquisition of treasury shares                                                                (4,105)            (1,641)
                                                                                              -------         ----------

Net cash provided (used) in financing activities                                             (38,982)           (16,402)
                                                                                             --------          ---------

Increase (Decrease) in cash and temporary cash investments                                   (15,252)           (3,307)

CASH AND TEMPORARY CASH INVESTMENTS

Beginning of period                                                                          134,397             86,984
                                                                                             -------          ---------

End of period                                                                               $119,145          $  83,677
                                                                                            ========          =========

See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


  1. Inventories are classified as follows:  (in thousands)

                                                            MARCH 31,          DECEMBER 31,
                                                              1997                1996
                                                            --------            --------
Raw Material                                                $ 83,036            $ 81,321
Work-in-Process                                               72,243              71,388
Finished Goods                                               136,605             134,931
                                                            --------            --------

                                                             291,884             287,640

Excess of current
Production costs over
LIFO cost basis                                               43,305              43,075
                                                            --------            --------

                                                            $248,579            $244,565
                                                            ========            ========

  2. Shareholders' Equity comprises: (in thousands)

                                                           MARCH 31,            DECEMBER 31,
                                                             1997                  1996
                                                           ---------             ---------
Common Stock, $.01 par value:
Class A-authorized 50,000,000 shares,
   outstanding 11,368,160 and 11,446,120 shares            $     114             $     115
Class B-authorized 150,000,000 shares
   outstanding 55,831,715 and 54,612,590 shares                  558                   546
Additional paid-in-capital                                   485,212               438,285
Retained earnings                                            331,358               312,534
Unrealized holding gains (losses) on securities                   83                   212
Cumulative translation adjustments                            (9,117)               (8,546)
                                                           ---------             ---------

                                                           $ 808,208             $ 743,146
                                                           =========             =========

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


3. On February 14, 1997, Hubbell acquired Fargo Manufacturing Company, Inc. ("Fargo") based in Poughkeepsie, New York. Fargo manufactures distribution and transmission line products primarily for the electric utility market. Each share of Fargo common stock was converted into a right to receive shares or fractions thereof of Hubbell's Class B Common Stock and accordingly 1,170,572 shares of Class B Common Stock were issued. The acquisition of Fargo has been recorded under the purchase method of accounting with a cost of $42,800,000 net of cash acquired.

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

5. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

                              HUBBELL INCORPORATED
  ITEM 2             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997

                               FINANCIAL CONDITION

         At March 31, 1997, the Company's financial position remained strong with working capital of $355.3 million and a current ratio of 2.5 to 1. Total borrowings at March 31, 1997, were $99.7 million, 12.3% of shareholders equity.

         The net decline in cash and temporary cash investments of $15.3 million for the three months ended March 31, 1997, reflects repayment of the short term notes issued as part of the acquisition of Gleason Reel in 1996 and quarterly dividend payment offset by cash provided from operating activities.

         Net cash provided by operating activities reflects higher net income and continued emphasis on working capital management. Accounts receivable increased in line with higher sales. The decrease in current liabilities is due to a lower level of accounts payable primarily due to a lower rate of inventory purchases combined with payment of income taxes, insurance premiums and accrued interest.

         The Company believes that currently available cash, borrowing facilities, and its ability to increase its credit lines if needed, combined with internally generated funds should be more than sufficient to fund capital expenditures as well as any increase in working capital that would be required to accommodate a higher level of business activity.

                              RESULTS OF OPERATIONS

         Consolidated net sales increased by 7% with strong growth for the Pulse Communication, Canada and Mexico operations combined with the acquisition of Fargo in 1997 along with Anderson and Gleason which were acquired in January 1996. The acquisitions contributed one percentage point of the sales increase. Operating income increased 14% on higher sales and profitability improvement as the Company entered into the final year of its restructuring program with net operating margins rising to 15.4% from 14.4% in 1996.

         Low Voltage segment sales increased 3% on higher shipments of generally all products within the segment along with the inclusion of Gleason which was acquired on January 31, 1996. Operating income increased in line with the higher sales volume.

         High Voltage segment sales increased 7% on continued growth for surge arresters and insulators, higher shipments of power cable and the acquisition of Fargo on February 14, 1997. Operating income increased more than 20% on improved profitability and higher sales.

         The Other industry segment sales increased 11% as all categories reported higher sales with particularly strong increases for wire management components, switch and outlet boxes and telecommunications products. Operating income increased 20% on higher sales volumes and improved operating efficiencies.

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997
                                   (CONTINUED)


         Sales through the Company's International units increased by 20% on continued growth of the Canadian and Mexican markets particularly for High Voltage products. Operating income from International units increased more than 20% on the higher sales volume and continued profitability improvement of the restructured Canadian and European operations.

         The effective income tax rate for 1997 was 30% versus 29% in 1996. The increase in the effective tax rate reflects a higher portion of domestic source income which is due in part to the recently completed acquisition combined with changes in tax regulations regarding corporate owned life insurance and Puerto Rico investment income. Net income increased 15% and earnings per share increased 13%, respectively. Earnings per share includes the impact of the additional shares issued for the Fargo acquisition.

         The Company's restructuring program is proceeding according to management's plan. At March 31, 1997, the restructuring accrual balance was $6,656,000. Through March 31, 1997, cumulative costs charged to the restructuring accrual were $43,344,000 as follows (in thousands):

                     Personnel         Plant & Equipment Costs
                       Costs           Relocation          Disposal            Total
                       -----           ----------          --------            -----

      1993            $ 4,456            $ 2,794            $   --            $ 7,250
      1994              7,550              2,036             5,225             14,811
      1995              3,017              5,048             1,461              9,526
      1996              2,223              6,642               814              9,679
1997 Y-T-D                539              1,185               354              2,078
                      -------            -------            ------            -------
Cumulative            $17,785            $17,705            $7,854            $43,344
                      =======            =======            ======            =======

         Personnel costs include non-cash charges for early retirement programs which have been reclassified to the Company's pension liability totaling $6,203,000 since inception of the restructuring program.

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 5, 1997:

1. The following nine (9) individuals were elected directors of the Company for the ensuing year to serve until the next Annual Meeting of Shareholders of the Company and until their respective successors may be elected and qualified:

         NAME OF INDIVIDUAL                   VOTES FOR          VOTES WITHHELD
         ------------------                   ---------          --------------
         E. Richard Brooks                   245,094,800          1,022,042
         George W. Edwards, Jr.              245,183,372            933,470
         Joel S. Hoffman                     244,540,674          1,576,168
         Horace G. McDonell                  245,182,510            934,332
         Andrew McNally IV                   245,273,860            842,982
         Daniel J. Meyer                     245,123,206            933,636
         G. Jackson Ratcliffe                245,285,116            831,726
         John A. Urquhart                    245,159,476            957,366
         Malcolm Wallop                      244,956,560          1,160,282

2. Price Waterhouse was ratified as independent accountants to examine the annual financial statements for the Company for the year 1997 receiving 245,139,015 affirmative votes, being a majority of the votes cast on the matter all voting as a single class, with 528,343 negative votes and 449,504 votes abstained.

3. The proposal relating to approval of an amendment to the Company's 1973 Stock Option Plan for Key Employees, which appears on pages 18 to 20 of the proxy statement dated March 21, 1997, which proposal is incorporated herein by reference, has been approved with 212,007,802 affirmative votes, being a majority of the votes cast on the matter all voting as a single class, with 4,624,744 negative votes and 2,426,419 votes abstained.

4. The proposal relating to approval of the adoption of the Company's Performance Unit Plan, which appears on pages 21 to 22 of the proxy statement dated March 21, 1997, which proposal is incorporated herein by reference, has been approved with 212,110,647 affirmative votes, being a majority of the votes cast on the matter all voting as a single class, and a majority of the aggregate votes of the outstanding shares having been cast on the proposal, with 4,727,508 negative votes and 2,086,532 votes abstained.

5. The shareholder proposal relating to Board inclusiveness, which appears on pages 22 to 24 of the proxy statement dated March 21, 1997, which proposal is incorporated herein by reference, has been rejected with 18,883,332 affirmative votes, being the affirmative vote of less than a majority of the votes cast on the matter all voting as a single class, with 195,750,528 negative votes, being a majority of the votes cast on the matter all voting as a single class, and 4,290,806 votes abstained.

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION



  ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

  EXHIBITS

  NUMBER                            DESCRIPTION
  ------                            -----------

  10b+ Hubbell Incorporated, 1973 Stock Option Plan For Key Employees, as amended effective May 5, 1997. Exhibit A of the registrant's proxy statement, dated March 21, 1997, filed on March 27, 1997, is incorporated by reference.

  10q+ Hubbell Incorporated Performance Unit Plan, effective January 1, 1997. Exhibit B of the registrant's proxy statement, dated March 21, 1997, filed on March 27, 1997, is incorporated by reference.

  11.             Computation of Earnings Per Share

  27.             Financial Data Schedule (Electronic filings only)

  ----------------

  + This exhibit constitutes a management contract, compensatory plan, or arrangement.

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed for the three months ended March 31, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HUBBELL INCORPORATED



  Dated:     May 13, 1997               /s/ H.B. Rowell, Jr.
            -------------------         -----------------------------
                                        Harry B. Rowell, Jr.
                                        Executive Vice President
                                        (Chief Financial and Accounting Officer)