Form 10-Q
period 1997-06-30
HUBBELL INC
filed 1997-08-08
CIK 48898

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to __________________


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

The number of shares of registrant's classes of common stock outstanding as of August 5, 1997 were:


                     Class A ($.01 par value) 11,295,510

                     Class B ($.01 par value) 55,921,999

                              HUBBELL INCORPORATED

                         PART I - FINANCIAL INFORMATION
ITEM 1                        FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           June 30, 1997     December 31, 1996
                                                                           -------------     -----------------
ASSETS
Current Assets:
   Cash and temporary cash investments                                       $  117,487        $  134,397
   Accounts receivable (net)                                                    191,123           172,351
   Inventories                                                                  259,734           244,565
   Prepaid taxes                                                                 27,189            30,162
   Other                                                                          6,811             9,713
                                                                             ----------        ----------

TOTAL CURRENT ASSETS                                                            602,344           591,188

Property, Plant and Equipment (net)                                             226,043           217,913

Other Assets:
   Investments                                                                  166,387           170,372
   Purchase price in excess of net assets of companies acquired (net)           195,377           162,180
   Property held as investment                                                    9,968             7,970
   Other                                                                         43,081            35,817
                                                                             ----------        ----------

                                                                             $1,243,200        $1,185,440
                                                                             ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Commercial paper and notes                                                $    2,950        $   18,635
   Accounts payable                                                              51,789            52,485
   Accrued salaries, wages and employee benefits                                 29,077            26,486
   Accrued income taxes                                                          36,698            44,039
   Dividends payable                                                             19,506            17,177
   Accrued restructuring charge                                                   2,807             8,734
   Other accrued liabilities                                                     83,378            87,874
                                                                             ----------        ----------

TOTAL CURRENT LIABILITIES                                                       226,205           255,430

Long-Term Debt                                                                   99,489            99,458

Other Non-Current Liabilities                                                    77,400            74,736

Deferred Income Taxes                                                            12,481            12,670

Shareholders' Equity                                                            827,625           743,146
                                                                             ----------        ----------

                                                                             $1,243,200        $1,185,440
                                                                             ==========        ==========


See notes to consolidated financial statements

                              HUBBELL INCORPORATED

                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                   JUNE 30,                              JUNE 30,
                                                   --------                              --------

                                            1997              1996              1997              1996
                                         ---------         ---------         ---------         ---------
NET SALES                                $ 352,898         $ 328,927         $ 677,595         $ 633,527

Cost of goods sold                         241,680           229,881           466,301           444,321
                                         ---------         ---------         ---------         ---------


GROSS PROFIT                               111,218            99,046           211,294           189,206

Selling & administrative expenses           53,659            48,710           103,754            95,066
                                         ---------         ---------         ---------         ---------


OPERATING INCOME                            57,559            50,336           107,540            94,140
                                         ---------         ---------         ---------         ---------


OTHER INCOME (EXPENSE):

Investment income                            4,313             3,990             8,841             7,866
Interest expense                            (1,785)           (2,139)           (3,583)           (4,240)
Other income  (expense), net                  (923)           (1,840)           (1,778)           (2,815)
                                         ---------         ---------         ---------         ---------

TOTAL OTHER INCOME, NET                      1,605                11             3,480               811
                                         ---------         ---------         ---------         ---------


INCOME BEFORE INCOME TAXES                  59,164            50,347           111,020            94,951

Provision for income taxes                  17,749            14,601            33,306            27,536
                                         ---------         ---------         ---------         ---------


NET INCOME                               $  41,415         $  35,746         $  77,714         $  67,415
                                         =========         =========         =========         =========

EARNINGS PER SHARE                       $    0.60         $    0.53         $    1.13         $    1.00
                                         =========         =========         =========         =========



See notes to consolidated financial statements.

                              HUBBELL INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            SIX MONTHS ENDED
                                                                                              JUNE 30, 1997
                                                                                              -------------

CASH FLOWS FROM OPERATING ACTIVITIES                                                      1997              1996
------------------------------------                                                      ----              ----
Net income                                                                            $  77,714         $  67,415
Adjustments to reconcile net income to
net cash provided by operating activities:
     Depreciation and amortization                                                       25,039            21,923
     Deferred income taxes                                                                2,353               217
Changes in assets and liabilities, net of the effect of business acquisitions:
     (Increase)/Decrease in accounts receivable                                         (14,170)          (23,921)
     (Increase)/Decrease in inventories                                                 (11,825)            7,973
     (Increase)/Decrease in other current assets                                          3,106               697
     Increase/(Decrease) in current operating liabilities                               (15,582)           16,628
     Increase/(Decrease) in restructuring accruals                                       (5,927)           (4,971)
     (Increase)/Decrease in other, net                                                    2,559             4,136
                                                                                      ---------         ---------
Net cash provided by operating activities                                                63,267            90,097
                                                                                      ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses                                                                (3,077)          (31,365)
Additions to property, plant and equipment                                              (24,802)          (19,018)
Purchases of investments                                                                 (4,296)             (417)
Repayments and sales of investments                                                       7,980             8,821
Other, net                                                                                  (30)            2,657
                                                                                      ---------         ---------

Net cash used in investing activities                                                   (24,225)          (39,322)
                                                                                      ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of dividends                                                                    (34,653)          (30,968)
Commercial paper and notes - borrowings (repayments)                                    (15,685)               --
Redemption of industrial development bonds                                                   --            (2,700)
Exercise of stock options                                                                 1,926               923
Acquisition of treasury shares                                                           (7,540)           (2,950)
                                                                                      ---------         ---------

Net cash provided (used) in financing activities                                        (55,952)          (35,695)
                                                                                      ---------         ---------

Increase (Decrease) in cash and temporary cash investments                              (16,910)           15,080

CASH AND TEMPORARY CASH INVESTMENTS

Beginning of period                                                                     134,397            86,984
                                                                                      ---------         ---------

End of period                                                                         $ 117,487         $ 102,064
                                                                                      =========         =========


See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)


1. Inventories are classified as follows: (in thousands)

                              JUNE 30,       DECEMBER 31,
                               1997             1996
                               ----             ----
Raw Material                 $ 89,491        $ 81,321
Work-in-Process                73,801          71,388
Finished Goods                140,171         134,931
                             --------        --------

                              303,463         287,640

Excess of current
Production costs over
LIFO cost basis                43,729          43,075
                             --------        --------

                             $259,734        $244,565
                             ========        ========



  2. Shareholders' Equity comprises: (in thousands)

                                                        JUNE 30,        DECEMBER 31,
                                                         1997               1996
                                                       ---------         ---------
Common Stock, $.01 par value:
Class A-authorized 50,000,000 shares,
   outstanding 11,307,010 and 11,446,120 shares        $     113         $     115
Class B-authorized 150,000,000 shares
   outstanding 55,909,728 and 54,612,590 shares              559               546
Additional paid-in-capital                               483,016           438,285
Retained earnings                                        353,267           312,534
Unrealized holding gains (losses) on securities               26               212
Cumulative translation adjustments                        (9,356)           (8,546)
                                                       ---------         ---------

                                                       $ 827,625         $ 743,146
                                                       =========         =========

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)


  3. On February 14, 1997, Hubbell acquired Fargo Manufacturing Company, Inc. ("Fargo") based in Poughkeepsie, New York. Fargo manufactures distribution and transmission line products primarily for the electric utility market. Each share of Fargo common stock was converted into a right to receive shares or fractions thereof of Hubbell's Class B Common Stock and accordingly 1,170,572 shares of Class B Common Stock were issued. The acquisition of Fargo has been recorded under the purchase method of accounting with a cost of $43,100,000 net of cash acquired.

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

  5. The results of operations for the three and six months ended June 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

                              HUBBELL INCORPORATED
  ITEM 2                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1997

                               FINANCIAL CONDITION

         At June 30, 1997, the Company's financial position remained strong with working capital of $376.1 million and a current ratio of 2.7 to 1. Total borrowings at June 30, 1997, were 102.4 million, 12.4% of shareholders equity.

         The net decline in cash and temporary cash investments of $16.9 million for the six months ended June 30, 1997, reflects repayment of the short term notes issued as part of the acquisition of Gleason Reel in 1996 and quarterly dividend payment offset by cash provided from operating activities.

         Net cash provided by operating activities reflects higher net income and continued emphasis on working capital management. Accounts receivable increased in line with higher sales. The decrease in current liabilities is due to a lower level of accounts payable primarily due to a lower purchase rate of materials combined with payment of income taxes, insurance premiums and accrued interest.

         The Company believes that currently available cash, borrowing facilities, and its ability to increase its credit lines if needed, combined with internally generated funds should be more than sufficient to fund capital expenditures as well as any increase in working capital that would be required to accommodate a higher level of business activity.

                              RESULTS OF OPERATIONS

         Consolidated net sales increased by 7% for the second quarter and year-to-date with strong growth for the Pulse Communication, Premise Wiring, Canada and Mexico operations combined with the acquisition of Fargo in 1997. Operating income for the quarter and first six months increased 14% on higher sales and profitability improvement as the Company entered into the final year of its restructuring program with net operating margins rising a full percentage point over 1996.

         Low Voltage segment sales increased 5% in the quarter and 4% year-to-date on higher shipments of generally all products within the segment. Operating income increased 10% and 7%, respectively, on higher sales and improved operating efficiencies in restructured units.

         High Voltage segment sales increased by 8% for the quarter and first six months on continued growth for surge arresters, insulators, cut-outs and related hardware combined with the acquisition of Fargo on February 14, 1997. Operating income increased more than 20% on higher sales, improved profitability and the inclusion of Fargo.

         The Other industry segment sales rose by 10% for the respective periods as all units reported higher shipments with particularly strong increases for telecommunications and wire management products. Operating profits increased in line with sales.

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1997
                                   (CONTINUED)


         Sales through the Company's International units increased by 20% for the quarter and first six months on continued growth of the Canadian and Mexican markets particularly for High Voltage products. Operating income from International units for the comparative periods increased more than 40% on the higher sales volume and continued profitability improvement of the restructured Canadian and European operations.

         The effective income tax rate for 1997 was 30% versus 29% in 1996. The increase in the effective tax rate reflects a higher portion of domestic source income which is due in part to the recently completed acquisitions combined with changes in tax regulations regarding corporate owned life insurance and Puerto Rico investment income. Net income increased 15% and earnings per share increased 13%, respectively. Earnings per share includes the impact of the additional shares issued for the Fargo acquisition.

         The Company's restructuring program is proceeding according to management's plan. At June 30, 1997, the restructuring accrual balance was $2,807,000. Through June 30, 1997, cumulative costs charged to the restructuring accrual were $47,193,000 as follows (in thousands):

                  Personnel     Plant & Equipment Costs
                   Costs        Relocation      Disposal        Total
                   -----        ----------      --------        -----
      1993        $ 4,456        $ 2,794        $   --        $ 7,250
      1994          7,550          2,036         5,225         14,811
      1995          3,017          5,048         1,461          9,526
      1996          2,223          6,642           814          9,679
      1997 Y-T-D    1,702          2,224         2,001          5,927
                  -------        -------        ------        -------
      Cumulative  $18,948        $18,744        $9,501        $47,193
                  =======        =======        ======        =======

         Personnel costs include non-cash charges for early retirement programs which have been reclassified to the Company's pension liability totaling $6,203,000 since inception of the restructuring program.

                          NEW ACCOUNTING PRONOUNCEMENT

         Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" was issued in February 1997 and is effective for financial statements issued after December 15, 1997; earlier application is not permitted. The statement required the presentation of basic earnings per share based on average shares issued and outstanding and diluted earnings per share which reflects the potential dilution that could occur from the exercise or conversion of instruments into common stock. The Company's currently reported earnings per share are determined on a basis that is similar to the diluted computation of SFAS No. 128 and will not be materially different.

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION

  ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

  EXHIBITS

  NUMBER                            DESCRIPTION


  11.    Computation of Earnings Per Share

  27.    Financial Data Schedule (Electronic filings only)


  REPORTS ON FORM 8-K

  There were no reports on Form 8-K filed for the six months ended June 30, 1997.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HUBBELL INCORPORATED




  Dated:  August 8, 1997                /s/Harry B. Rowell, Jr.
                                        ----------------------------------------
                                        Harry B. Rowell, Jr.
                                        Executive Vice President
                                        (Chief Financial and Accounting Officer)

                                EXHIBIT INDEX

  NUMBER                            DESCRIPTION


  11.    Computation of Earnings Per Share

  27.    Financial Data Schedule (Electronic filings only)