Form 10-Q
period 1997-09-30
HUBBELL INC
filed 1997-11-05
CIK 48898

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended                SEPTEMBER 30, 1997

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

                     YES       X                      NO

The number of shares of registrant's classes of common stock outstanding as of November 3, 1997 were:

                     Class A ($.01 par value) 11,146,000

                     Class B ($.01 par value) 55,987,000

                              HUBBELL INCORPORATED
                         PART I - FINANCIAL INFORMATION
ITEM 1                        FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         September 30, 1997   December 31, 1996
                                                                         ------------------   -----------------
ASSETS
Current Assets:
   Cash and temporary cash investments                                        $  156,176         $  134,397
   Accounts receivable (net)                                                     198,518            172,351
   Inventories                                                                   256,703            244,565
   Prepaid taxes                                                                  27,848             30,162
   Other                                                                           2,882              9,713
                                                                              ----------         ----------

TOTAL CURRENT ASSETS                                                             642,127            591,188

Property, Plant and Equipment (net)                                              236,513            217,913

Other Assets:
   Investments                                                                   166,476            170,372
   Purchase price in excess of net assets of companies acquired (net)            193,920            162,180
   Property held as investment                                                    12,316              7,970
   Other                                                                          24,955             35,817
                                                                              ----------         ----------

                                                                              $1,276,307         $1,185,440
                                                                              ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Commercial paper and notes                                                 $      250         $   18,635
   Accounts payable                                                               55,093             52,485
   Accrued salaries, wages and employee benefits                                  33,977             26,486
   Accrued income taxes                                                           43,417             44,039
   Dividends payable                                                              19,501             17,177
   Accrued restructuring charge                                                    1,465              8,734
   Other accrued liabilities                                                      84,909             87,874
                                                                              ----------         ----------

TOTAL CURRENT LIABILITIES                                                        238,612            255,430

Long-Term Debt                                                                    99,504             99,458

Other Non-Current Liabilities                                                     77,721             74,736

Deferred Income Taxes                                                             12,371             12,670

Shareholders' Equity                                                             848,099            743,146
                                                                              ----------         ----------

                                                                              $1,276,307         $1,185,440
                                                                              ==========         ==========


See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                          ----------------------------          ------------------------------
                                             1997               1996                1997                1996
                                          ---------          ---------          -----------          ---------
NET SALES                                 $ 351,765          $ 332,770          $ 1,029,360          $ 966,297

Cost of goods sold                          243,722            232,984              710,023            677,305
                                          ---------          ---------          -----------          ---------

GROSS PROFIT                                108,043             99,786              319,337            288,992

Selling & administrative expenses            51,105             48,527              154,859            143,593
                                          ---------          ---------          -----------          ---------

OPERATING INCOME                             56,938             51,259              164,478            145,399
                                          ---------          ---------          -----------          ---------


OTHER INCOME (EXPENSE):

Investment income                             4,686              4,217               13,527             12,083
Interest expense                             (1,898)            (2,123)              (5,481)            (6,363)
Other income  (expense), net                   (213)            (1,270)              (1,991)            (4,085)
                                          ---------          ---------          -----------          ---------

TOTAL OTHER INCOME, NET                       2,575                824                6,055              1,635
                                          ---------          ---------          -----------          ---------

INCOME BEFORE INCOME TAXES                   59,513             52,083              170,533            147,034

Provision for income taxes                   17,856             15,104               51,162             42,640
                                          ---------          ---------          -----------          ---------

NET INCOME                                $  41,657          $  36,979          $   119,371          $ 104,394
                                          =========          =========          ===========          =========

EARNINGS PER SHARE                        $    0.60          $    0.55          $      1.73          $    1.55
                                          =========          =========          ===========          =========

See notes to consolidated financial statements.

                              HUBBELL INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             NINE MONTHS ENDED
                                                                                             SEPTEMBER 30, 1997
                                                                                       ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                      1997               1996
------------------------------------                                                      ----               ----
Net income                                                                             $ 119,371          $ 104,394
Adjustments to reconcile net income to
net cash provided by operating activities:
     Depreciation and amortization                                                        36,565             32,814
     Deferred income taxes                                                                 4,607                183
Changes in assets and liabilities, net of the effect of business acquisitions:
     (Increase)/Decrease in accounts receivable                                          (21,565)           (29,485)
     (Increase)/Decrease in inventories                                                   (9,244)             7,003
     (Increase)/Decrease in other current assets                                           3,916              1,647

     Increase/(Decrease) in current operating liabilities                                 (1,712)            27,825
     Increase/(Decrease) in restructuring accruals                                        (7,269)            (6,948)
     (Increase)/Decrease in other, net                                                     3,266              4,678
                                                                                       ---------          ---------
Net cash provided by operating activities                                                127,935            142,111
                                                                                       ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses                                                                 (3,077)           (31,365)
Additions to property, plant and equipment                                               (44,756)           (28,483)
Purchases of investments                                                                  (4,443)            (4,936)
Repayments and sales of investments                                                        8,075             12,378
Other, net                                                                                16,103              1,235
                                                                                       ---------          ---------

Net cash used in investing activities                                                    (28,098)           (51,171)
                                                                                       ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of dividends                                                                     (54,159)           (48,112)
Commercial paper and notes - borrowings (repayments)                                     (18,385)                --
Redemption of industrial development bonds                                                    --             (2,700)
Exercise of stock options                                                                  3,160              2,242
Acquisition of treasury shares                                                            (8,674)            (4,521)
                                                                                       ---------          ---------

Net cash provided (used) in financing activities                                         (78,058)           (53,091)
                                                                                       ---------          ---------

Increase (Decrease) in cash and temporary cash investments                                21,779             37,849

CASH AND TEMPORARY CASH INVESTMENTS

Beginning of period                                                                      134,397             86,984
                                                                                       ---------          ---------

End of period                                                                          $ 156,176          $ 124,833
                                                                                       =========          =========

See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


 1. Inventories are classified as follows:  (in thousands)

                            SEPTEMBER 30,    DECEMBER 31,
                                1997             1996
                            -------------    ------------
Raw Material                  $ 90,418         $ 81,321
Work-in-Process                 72,045           71,388
Finished Goods                 138,269          134,931
                              --------         --------

                               300,732          287,640

Excess of current
Production costs over
LIFO cost basis                 44,029           43,075
                              --------         --------

                              $256,703         $244,565
                              ========         ========


 2. Shareholders' Equity comprises: (in thousands)

                                                        SEPTEMBER 30,      DECEMBER 31,
                                                            1997              1996
                                                        -------------     -------------
 Common Stock, $.01 par value:
 Class A-authorized 50,000,000 shares,
    outstanding 11,254,600 and 11,446,120 shares         $     113          $     115
 Class B-authorized 150,000,000 shares
    outstanding 55,956,801 and 54,612,590 shares               559                546
 Additional paid-in-capital                                481,144            438,285
 Retained earnings                                         375,423            312,534
 Unrealized holding gains (losses) on securities                49                212
 Cumulative translation adjustments                         (9,189)            (8,546)
                                                         ---------          ---------

                                                         $ 848,099          $ 743,146
                                                         =========          =========

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


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

5. The results of operations for the three and nine months ended September 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

                              HUBBELL INCORPORATED
 ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1997

                               FINANCIAL CONDITION

         At September 30, 1997, the Company's financial position remained strong with working capital of $403.5 million and a current ratio of 2.7 to 1. Total of short and long-term borrowings at September 30, 1997, were $99.8 million, 11.8% of shareholders equity.

         The net increase in cash and temporary cash investments of $21.8 million for the nine months ended September 30, 1997, reflects strong operating cash flow which were used to fund an increase in property, plant and equipment and dividend payment along with the repayment of the short-term notes issued as part of the acquisition of Gleason Reel in 1996.

         Net cash provided by operating activities reflects higher net income offset by increased working capital to support higher sales. The decrease in current liabilities is due to the payment of income taxes, insurance premiums and accrued interest.

         The Company believes that currently available cash, borrowing facilities, and its ability to increase its credit lines if needed, combined with internally generated funds should be more than sufficient to fund capital expenditures as well as any increase in working capital that would be required to accommodate a higher level of business activity.

                              RESULTS OF OPERATIONS

         Consolidated net sales increased by 6% for the third quarter and 7% year-to-date reflecting a general improvement across all businesses with particularly strong growth for Premise Wiring, Canada and Mexico operations combined with the acquisition of Fargo in 1997. Operating income for the quarter and first nine months increased 10% and 13%, respectively, on higher sales and profitability improvement as the Company entered into the final year of its restructuring program with net operating margins rising almost a full percentage point over 1996.

         Low Voltage segment sales increased 5% in the quarter and 4% year-to-date on higher shipments of generally all products within the segment. Operating income increased 10% and 8%, respectively, on higher sales and improved operating efficiencies in restructured units.

         High Voltage segment sales increased by 7% for the quarter and first nine months on continued growth for surge arresters, insulators, cut-outs and related hardware within the North American markets combined with the acquisition of Fargo on February 14, 1997. Operating income increased more than 20% on higher sales, improved profitability and the inclusion of Fargo.

         The Other industry segment sales rose by 6% and 9% for the respective periods as all units reported higher shipments with particularly strong increases for wire management products. Operating profits increased in line with sales.

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1997
                                   (CONTINUED)


         Sales through the Company's International units increased by 10% for the quarter and 19% for the first nine months on continued growth of the Canadian and Mexican markets particularly for High Voltage products. Operating income from International units for the comparative periods increased 12% for the quarter and 30% year-to-date on the higher sales volume and continued profitability improvement of the restructured Canadian and European operations.

         The effective income tax rate for 1997 was 30% versus 29% in 1996. The increase in the effective tax rate reflects a higher portion of domestic source income which is due in part to the recently completed acquisitions combined with changes in tax regulations regarding corporate owned life insurance and Puerto Rico investment income. Net income increased 14% and earnings per share increased 12%, respectively. Earnings per share includes the impact of the additional shares issued for the Fargo acquisition.

         The Company's restructuring program is proceeding according to management's plan. At September 30, 1997, the restructuring accrual balance was $1,465,000. Through September 30, 1997, cumulative costs charged to the restructuring accrual were $48,535,000 as follows (in thousands):

                   Personnel       Plant & Equipment Costs
                     Costs        Relocation      Disposal         Total
                     -----        ----------      --------         -----

      1993         $ 4,456         $ 2,794         $   --         $ 7,250
      1994           7,550           2,036          5,225          14,811
      1995           3,017           5,048          1,461           9,526
      1996           2,223           6,642            814           9,679
1997 Y-T-D           1,561           3,531          2,177           7,269
                   -------         -------         ------         -------
Cumulative         $18,807         $20,051         $9,677         $48,535
                   =======         =======         ======         =======


         Personnel costs include non-cash charges for early retirement programs which have been reclassified to the Company's pension liability totaling $6,203,000 since inception of the restructuring program.

                          NEW ACCOUNTING PRONOUNCEMENT

         Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" was issued in February 1997 and is effective for financial statements issued after December 15, 1997; earlier application is not permitted. The statement requires the presentation of basic earnings per share based on average shares issued and outstanding and diluted earnings per share which reflects the potential dilution that could occur from the exercise or conversion of instruments into common stock. The Company's currently reported earnings per share are determined on a basis that is similar to the diluted computation of SFAS No. 128 and will not be materially different.

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION



 ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

 EXHIBITS

 NUMBER                                DESCRIPTION


 11.     Computation of Earnings Per Share

 27.     Financial Data Schedule (Electronic filings only)

 -----------------------------

 REPORTS ON FORM 8-K

 There were no reports on Form 8-K filed for the nine months ended September 30, 1997.

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                HUBBELL INCORPORATED
 Dated:        November 5, 1997                 /s/ Harry B. Rowell, Jr.
               ----------------------           --------------------------------
                                                Harry B. Rowell, Jr.
                                                Executive Vice President
                                                (Chief Financial and Accounting
                                                Officer)