Form 10-K405
period 1997-12-31
HUBBELL INC
filed 1998-03-25
CIK 48898

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 13, 1998 was $3,066,491,000. The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of March 13, 1998 was 6,148,000 and 55,358,000, respectively.

                       Documents Incorporated by Reference

    The definitive proxy statement for the proposed annual meeting of stockholders to be held on May 4, 1998, filed with the Commission on March 25, 1998 - Part III.

---------------
   * Calculated by excluding all shares held by executive Officers and Directors of Registrant and the Roche Trust, the Hubbell Trust and the Harvey Hubbell Foundation, without conceding that all such persons are "affiliates" of registrant for purpose of the Federal Securities Laws.

                                     PART I

Item 1.           Business

Hubbell Incorporated (herein referred to as "Hubbell", the "Company" or the "registrant", which references shall include its divisions and subsidiaries as the context may require) was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Hubbell manufactures and sells high quality electrical and electronic products for a broad range of commercial, industrial, telecommunications, and utility applications. Hubbell products are now manufactured or assembled by twenty-two divisions and subsidiaries in the United States, Canada, Puerto Rico, Mexico, the United Kingdom and Singapore. Hubbell also participates in joint ventures with partners in South America, Germany and Taiwan, and maintains sales offices in Malaysia, Mexico, Hong Kong, South Korea, and the Middle East.

Hubbell is primarily engaged in the engineering, manufacture and sale of electrical and electronic products. These products can be divided into three general segments: products primarily used in low-voltage applications, products primarily used in high-voltage applications and products that either are not directly related to the electrical business, or, if related, cannot be clearly classified on a voltage application basis. Hubbell defines "low-voltage" as being 600 volts and less and "high-voltage" as greater than 600 volts. Reference is made to page 42 for information relative to Industry Segment and Geographic Area Information for 1997, 1996 and 1995.

                    PRODUCTS USED IN LOW-VOLTAGE APPLICATIONS

Electrical Wiring Devices

Hubbell manufactures and sells highly durable and reliable wiring devices which are supplied principally to industrial, commercial and institutional customers. These products, comprising several thousand catalog items, include plugs, receptacles (including surge suppressor units), wall outlets, connectors, adapters, floor boxes and switches (including passive infrared and ultrasonic motion switches). Pin-and-sleeve devices built to IEC (International Electrotechnical Commission) standards have incorporated improved water and dust-tight construction and impact resistance. Switch and receptacle wall plates feature proprietary thermoplastic materials offering high impact resistance and durability, and are available in a variety of colors. Delivery systems, including nonmetallic surface raceway systems for power, data and communications distribution, provide efficiency and flexibility in both initial installation and remodeling application. Hubbell also sells wiring devices for use in certain environments requiring specialized products, such as multi-pin connectors and cable assemblies for connection of sensors in processing lines and electric cord reels and modular cable protection systems, and ground fault circuit interrupter units for commercial and industrial applications. Some of the ground fault units contain a number of outlets to which electrically-powered equipment may be simultaneously connected for ground fault protection. Ground fault units interrupt the circuit to which they are connected when a fault to ground is detected to protect the user from potentially lethal shock.

Bryant electrical wiring devices include plugs, connectors, receptacles, switches (including motion sensing switches), lampholders, control switches, pendants, weatherproof enclosures, and wall plates, which are sold to a separate market segment of industrial and commercial customers, utilizing its own sales and marketing organization.

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

Gleason Reel Corp., manufactures and sells industrial-quality cable management products including electric cable and hose reels, protective steel and nylon cable tracks (cable and hose carriers), cable festooning hardware, highly engineered container crane reels and festoons for the international market, slip rings, and a line of ergonomic tool support systems (workstation accessories and components such as balancers, retractors, torque reels and column, tool support, boom and jib kits).

Special Application Products

Killark products include weatherproof and hazardous location products suitable for standard, explosion proof and other hostile area applications, consisting of fittings, enclosures, lighting fixtures, distribution equipment, motor controls, plugs and receptacles. Hazardous locations are those areas where a potential for explosion and fire exists due to the presence of flammable gasses, vapors, dust or easily ignitable fibers and include such places as refineries, petro-chemical plants, grain elevators and processing areas.

Sales and Distribution of Low-Voltage Products

A majority of Hubbell's low-voltage products are stock items and are sold through distributors, home centers and lighting showrooms. A portion of these products, primarily industrial controls, are sold directly to the customer. Special application products are sold primarily through wholesale distributors to contractors, industrial customers and original equipment manufacturers. Hubbell maintains a sales organization to assist potential users with the application of certain products to their specific requirements. Hubbell also maintains regional offices in the United States which work with architects, engineers, industrial designers, original equipment manufacturers and electrical contractors for the design of electrical systems to meet the specific requirements of industrial and commercial users. Hubbell is also represented by sales representatives for its lighting fixtures, electrical wiring devices, and industrial controls product lines. The sales of low-voltage products accounted for approximately 40% of Hubbell's total revenue in 1997, 41% in 1996 and 44% in 1995.

                   PRODUCTS USED IN HIGH-VOLTAGE APPLICATIONS

Insulated Wire and Cable

The Kerite Company manufactures and sells premium quality, high performance, insulated power cable for application in critical circuits of electric utilities and major industrials. This product line utilizes proprietary insulation systems and unique designs to meet the increasingly demanding specifications of its customers. Applications include generating plants, underground and underwater transmission and distribution systems, petrochemical and pharmaceutical plants and mines. Kerite also produces specially-designed cable for supplying power to submersible pumps in oil wells. This cable is designed to offer increased service life in the extreme temperature and corrosive conditions encountered in these adverse environments. The Kerite Company also manufactures accessories for splicing and terminating cable ends.

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

A. B. Chance Company ("Chance") manufactures and sells products used in the electrical transmission, distribution and telecommunications industries, including overhead and underground electrical apparatus such as (a) distribution switches (to control and route the flow of power through electrical lines); (b) cutouts, sectionalizers, and fuses (to protect against faults and over-current conditions on power distribution systems); and (c) Epoxirod(R) insulator systems (pole framing and conductor accessories).

Anderson Electrical Products, Inc. manufactures and sells electrical connectors and associated hardware including pole line, line and tower hardware, compression crimping tools and accessories, mechanical and compression connectors, suspension clamps, terminals, supports, couplers, and tees for utility distribution and transmission systems and substations, and industry.

Fargo Mfg. Company, Inc. ("Fargo") manufactures distribution and transmission products, principally for the utility industry. Fargo's distribution products include electrical connectors, line splices, dead ends, hot line taps, formed wire products, wildlife protectors, and various associated products, and its transmission products include splices, sleeves, connectors, dead ends, spacers and dampers. Fargo's products also consist of original equipment and resale products including substation fittings for cable, tube and bus as well as underground enclosures, wrenches, hydraulic pumps and presses, and coatings.

High Voltage Test and Measurement Equipment

Hipotronics, Inc. manufactures and sells a broad line of high voltage test and measurement systems to test materials and equipment used in the generation, transmission and distribution of electricity. In addition, Hipotronics manufactures test equipment and high voltage power supplies for use in the electrical and electronic industries. Principal products include AC/DC hipot testers and megohmmeters, cable fault location systems, oil testers and DC hipots, impulse generators and digital measurement systems, AC series resonant and corona detection systems, DC test sets and power supplies, variable transformers, voltage regulators, and motor and transformer test sets.

Sales and Distribution of High-Voltage Products

Sales of high-voltage products are made through distributors and directly to users such as electric utilities, mining operations, industrial firms, and engineering and construction firms engaged in electric transmission projects. Hipotronics' products are sold primarily by direct sales to its customers in the United States and in foreign countries through its sales engineers and independent sales representatives. While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a decrease in purchases by public utilities does affect this category. The sale of high-voltage products accounted for approximately 24% of Hubbell's total revenue in 1997, 23% in 1996 and 20% in 1995.

                   PRODUCTS NOT CLASSIFIED ON A VOLTAGE BASIS

Outlet Boxes, Enclosures and Fittings

Raco products consist of steel and plastic boxes used at outlets, switch locations and junction points as well as a broad line of fittings for the electrical industry, including rigid conduit fittings, EMT (thinwall) fittings and other metal conduit fittings. Raco products also include a complete electrical nonmetallic family of products including conduit tubing, fittings and outlet boxes, and a variety of electrical box products manufactured under the Bell trademark, with an emphasis on weather-resistant types suitable for outdoor application. The weatherproof lines include a full assortment of boxes, covers, combination devices, lampholders, and lever switches.

The major markets for Raco products include industrial, commercial and residential construction, the do-it-yourself market, the export market, and the original equipment manufacturer market. Raco products are sold primarily through distributors and in some retail and hardware outlets.

Wiegmann products include a full-line of fabricated steel enclosures such as rainproof and dust-tight panels, consoles and cabinets, wireway and electronic enclosures. These products are used to enclose and protect electrical conductors, terminations, instruments, distribution equipment and controls. Wiegmann products are primarily sold through distributors to industrial customers and original equipment manufacturers.

In addition to its other products, Hubbell Canada Inc. manufactures a line of quality nonmetallic plastic switch and outlet boxes configured for the Canadian residential construction market.

Killark products consist of quality standard and special application enclosures and fittings including hazardous location products for use in installations such as chemical plants, pipelines, grain elevators, coal handling facilities and refineries. These products include conduit raceway fittings, junction boxes, enclosures, lighting fixtures and standard and custom controls. Killark products also participate in the maintenance and repair, commercial and industrial construction segments of the domestic electrical construction materials market. Killark products are sold primarily through electrical distributors to contractors, industrial customers and original equipment manufacturers.

Voice and Data Signal Processing Equipment

Pulse Communications, Inc. designs and manufactures a line of voice and data signal processing equipment primarily for use by the telephone and telecommunications industry. Customers of this product line include various telecommunications companies, the Regional Bell Operating Companies, independent telephone companies, competitive local exchange carriers, and companies with private networks. These products are sold primarily by direct sales to its customers in the United States and in foreign countries through Pulse Communications, Inc.'s sales personnel and sales representatives under the Pulsecom trademark.

Premise Wiring products consist of components designed, manufactured or sold for use in local area networks (LANs)/telecommunications applications supporting high speed data signals, voice and power requirements. Primary products include work station modular jacks, faceplates, surface housings, modular furniture plates, cross connect patch panels, connectorized cable assemblies, punch down blocks, free standing racks, enclosures and other products used for installation, testing and distribution of LANs. Products support unshielded, shielded and fiber optic media types servicing applications in commercial, institutional and industrial environments. These products are represented worldwide through a direct sales organization and by selected, independent telecommunications representatives, primarily sold through datacom, electrical and catalog distribution channels.

Holding Devices

Kellems products include a line of Kellems(R) grips used to pull, support and relieve stress in elongated items such as cables, electrical cords, hoses and conduits. The grips are made of wire mesh in a range of sizes and strengths to accommodate differing needs. The mesh part of the grip is designed to tighten around the surface of the items under tension. Kellems products also include a line of cord connectors designed to prevent electrical conductors from pulling away from electrical terminals to which the conductors are attached, and wire management products including flexible, non-metallic conduit and fittings and non-metallic surface raceway products used in wiring and cable harness installations. These products are sold primarily through distributors.

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

The sale of products not classified on a voltage basis accounted for approximately 36% of Hubbell's total revenue in 1997, 1996 and 1995.

                INFORMATION APPLICABLE TO ALL GENERAL CATEGORIES

International Operations

Hubbell Ltd. in the United Kingdom manufactures and/or sells fuse switches, contactors, solid state timers, selected wiring device products, premise wiring products, specialized control gear, and chart recording products.

Hubbell Canada Inc. and Hubbell de Mexico, S.A. de C.V. currently manufacture and/or market wiring devices, premise wiring products, lighting fixtures, grips, fittings, plastic outlet boxes, hazardous location products and electrical transmission and distribution products. Industrial control products are sold in Canada through an independent sales agent.

Harvey Hubbell S.E. Asia Pte. Ltd. assembles and/or markets wiring devices, premise wiring products, lighting fixtures, hazardous location products, electrical transmission and distribution products and cable.

Hubbell also manufactures lighting products, weatherproof outlet boxes, and fittings in Juarez, Mexico. Hubbell also has interests in various other international operations such as joint ventures in South America, India, Germany and Taiwan. Hubbell also has sales offices in Malaysia, Hong Kong, South Korea and the Middle East.

As a percentage of total sales, international shipments from foreign subsidiaries were 6% in 1997, 1996 and 1995, with the Canadian market representing approximately 60% of the total.

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

Patents

Hubbell has approximately 862 active United States and foreign patents covering many of its products, which expire at various times. While Hubbell deems these patents to be of value, it does not consider its business to be dependent upon patent protection. Hubbell licenses under patents owned by others, as may be needed, and grants licenses under certain of its patents.

Working Capital

Hubbell maintains sufficient inventory to enable it to provide a high level of service to its customers. The inventory levels, payment terms and return policies are in accord with the general practices of the electrical products industry and standard business procedures.

Backlog

Backlog of orders believed to be firm at December 31, 1997 and 1996 were approximately $77,800,000 and $93,300,000 respectively. Most of the backlog is expected to be shipped in the current year. Although this backlog is important, the majority of Hubbell's revenues result from sales of inventoried products or products that have short periods of manufacture.

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

Employees

As of December 31, 1997, Hubbell had approximately 8,800 full-time employees, including salaried and hourly personnel. Approximately 41% of Hubbell's United States employees are represented by ten labor unions. Hubbell considers its labor relations to be satisfactory.

Item 2.           Properties

A list of Hubbell's material manufacturing facilities, classified by segment is included on Page 43 hereof under Industry Segment and Geographical Area Information.

Item 3.           Legal Proceedings

There are no material pending legal proceedings to which Hubbell or any of its subsidiaries is a party or of which any of their property is the subject, other than ordinary and routine litigation incident to their business.

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

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

Market Prices (Dollars Per Share)                       Common A                        Common B
---------------------------------                       --------                        --------
Years Ended December 31,                           High           Low              High           Low
------------------------                           ----           ---              ----           ---
1997-First quarter                                 40 3/4         37 1/2           45 1/8         41
1997-Second quarter                                43 1/8         38 3/4           46 1/2         41 3/4
1997-Third quarter                                 46 7/16        42 3/4           49 3/16        45
1997-Fourth quarter                                47 3/16        42 3/8           50 1/2         43 15/16

1996-First quarter                                 32 1/2         30 3/8           35 1/8         31 3/4
1996-Second quarter                                33 1/4         30 1/8           36             31 3/4
1996-Third quarter                                 33 7/8         30 7/8           37 7/8         33 1/4
1996-Fourth quarter                                39 1/8         32 3/4           43 3/4         36 3/8

Dividends Declared (Cents Per Share)                     Common A                      Common B
------------------------------------                     --------                      --------
Years Ended December 31,                            1997          1996            1997           1996
------------------------                            ----          ----            ----           ----
First quarter                                         26            24              26             24
Second quarter                                        29            26              29             26
Third quarter                                         29            26              29             26
Fourth quarter                                        29            26              29             26

Number of Common Shareholders
-----------------------------
At December 31,                          1997            1996            1995            1994            1993
---------------                          ----            ----            ----            ----            ----
Class A                                  1,242           1,285           1,308           1,327           1,405
Class B                                  5,339           5,359           5,521           5,354           5,628

                       THIS PAGE INTENTIONALLY LEFT BLANK

Item 6.           Selected Financial Data


The following summary should be read in conjunction with the consolidated financial statements and notes contained herein (dollars in thousands, except per share amounts).


OPERATIONS, YEARS ENDED DECEMBER 31,                             1997            1996           1995          1994        1993
------------------------------------                             ----            ----           ----          ----        ----
Net sales                                                    $ 1,378,831      1,297,381      1,143,126     1,013,700     832,423
Gross profit                                                 $   430,444        392,351        339,948       305,020     262,931
Special charge                                               $   (52,000)(1)       --            --           --         (50,000)(2)
Operating income                                             $   171,645        197,536        164,960       140,583      70,241
Provision for income taxes                                   $    49,850         57,809         45,099        39,402      15,188
Net Income                                                   $   130,318(1)     141,532        121,934       106,533      66,306(2)
    Return on sales                                                  9.5%          10.9%          10.7%         10.5%        8.0%
    Return on common shareholders' average equity                   16.6%          20.1%          19.1%         18.3%       12.1%
    Return on average total capital                                 15.5%          18.4%          18.5%         18.2%       12.0%

Earnings Per Share:
    Basic                                                    $      1.94(1)        2.15           1.85          1.62        1.01(2)
    Diluted                                                  $      1.89(1)        2.10           1.83          1.60        1.00(2)

Cash dividends declared per common share                     $      1.13           1.02            .92           .81         .78
Additions to property, plant, and equipment                  $    60,594         39,132         38,228        53,178      25,123
Depreciation and amortization                                $    43,215         39,253         36,240        34,011      30,098

FINANCIAL POSITION, AT YEAR-END
Working capital                                              $   339,872        335,758        305,168       112,833     131,875
Current ratio                                                   2.3 to 1       2.3 to 1       2.6 to 1      1.3 to 1    1.6 to 1
Property, plant and equipment (net)                          $   251,933        217,913        204,190       201,968     154,621
Total assets                                                 $ 1,284,784      1,185,440      1,057,245     1,041,569     874,298
Long-term debt                                               $    99,519         99,458        102,096         2,700       2,700
Common shareholders' equity:
    Total                                                    $   830,256        743,146        667,338       608,996     557,660
    Per share                                                $     12.06          11.05          10.00          9.24        8.50

NUMBER OF EMPLOYEES, AT YEAR-END                                   8,801          8,178          7,410         7,405       5,885

(1) In the fourth quarter of 1997, the Company recorded a special charge of $52,000,000 which reduced net income by $32,200,000 or $0.47 per share. Excluding the special charge, net earnings from operations would have been $162,518,000 or $2.36 per share-diluted.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         LIQUIDITY AND CAPITAL RESOURCES

Management views liquidity on the basis of the Company's ability to meet operational needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. At December 31, 1997, the Company's financial condition remained strong with working capital of $339.9 million and a current ratio of 2.3 to 1.

Operating cashflow reflects higher working capital requirements to support increased sales, growth in international markets and to adequately fund requirements of the acquired businesses during 1997. Net income, after adjusting for the non-cash special charge, increased in line with sales growth and improved operating efficiencies. The increase in depreciation and amortization is due to a higher level of depreciable assets and the acquisition of businesses in 1997 and 1996. The increase in accounts receivable reflects the Company's continued growth, especially into markets with payment cycles that are longer than its traditional electrical wholesale market. A portion of the increase in inventories is to provide adequate stock to maintain customer service levels during relocation of manufacturing operations. The decline in current liabilities is principally due to payment of interest and taxes.

On February 14, 1997, Hubbell acquired Fargo Manufacturing Company, Inc. ("Fargo") based in Poughkeepsie, New York. Fargo manufactures distribution and transmission line products primarily for the electric utility market. Each share of Fargo common stock was converted into a right to receive shares or fractions thereof of Hubbell's Class B Common Stock and accordingly 1,170,572 shares of Class B Common Stock were issued. Additionally, three product lines and associated assets were acquired during 1997 for $21.1 million in cash. During 1996, the Company acquired the Anderson Electrical Products business ("Anderson") and the Gleason Reel Corporation ("Gleason"). The purchase prices of these businesses were immaterial to the Company's financial position at December 31, 1997 and 1996. Cash utilized in other investing activities was in line with the Company's historic patterns. While no significant commitments had been made at December 31, 1997, the Company anticipates that capital expenditures will approximate $70.0 million annually during the next three years. This level of expenditure reflects the historical capital investment pattern plus the normal capital requirements of acquired businesses together with the capital investment portion of the Company's streamlining initiative (refer to Special Charge).

Financing activities in 1997 reflect the thirty-seventh consecutive annual increase in the dividend rate and repayment of $18.3 million of short-term notes. On December 10, 1997, the Board of Directors approved the repurchase of up to $300 million of the Company's Class A and Class B common stock. Implementation of the program through open market purchases and privately negotiated transactions began in mid-December, 1997. During 1995, the Company realigned its financial structure with the issuance of ten-year notes. The proceeds from the note offering along with internal funds were used to pay down the Company's outstanding commercial paper. At December 31, 1997, total borrowings of $99.8 million were 12.0% of shareholder's equity compared to 15.9% in 1996.

The Company believes that currently available cash, available borrowing facilities, and its ability to increase its credit lines if needed, combined with internally generated funds should be more than sufficient to fund capital expenditures, share repurchases as well as any increase in working capital that would be required to accommodate a higher level of business activity. The Company actively seeks to expand by acquisition as well as through the growth of its present businesses. While a significant acquisition may require additional borrowings, the Company believes it would be able to obtain financing based on its favorable historical earnings performance and strong financial position.

                              RESULTS OF OPERATIONS

1997 Compared to 1996

Consolidated net sales increased by more than 6% reflecting a general improvement across all businesses with particularly strong growth for Premise Wiring, Canada and Mexico combined with the acquisition of Fargo and three product line additions. The acquired businesses contributed approximately two points of the growth in sales. Operating income for 1997 includes a special charge of $52.0 million ($32.2 million after-tax or $.47 per share), comprised of $44.6 million for streamlining initiatives and a $7.4 million asset impairment write-down. Excluding the special charge, operating income increased 13% on higher sales volume and improved operating efficiencies from the Company's 1993 restructuring program. The improvement in operating efficiencies is reflected in the increase in net operating margins in 1997 to 16.2% compared to 15.2% in 1996.

Low Voltage segment sales increased 4% on generally higher shipment of all products within the segment and additions of product lines in the Bryant business unit. Segment operating income before the special charge increased more than 6% on the higher sales and profitability improvement in restructured units.

High Voltage segment sales increased by 8% on growth of surge arresters, insulators, cut-outs and related hardware within the North American markets combined with the acquisition of Fargo on February 14, 1997. Before the special charge operating income increased 27% on higher sales, improved profitability and business acquisitions (approximately twelve points of the increase).

The Other Industry segment sales rose by more than 7% as all units reported higher shipments with particularly strong increases for wire management products. Before the special charge, segment operating income increased 16% on higher sales volume and improved operating efficiencies.

Sales through the Company's international subsidiaries increased 12% reflecting continued growth in the Canadian and Mexican markets particularly for High Voltage segment products. Operating income, before the special charge, increased 28% on higher sales volume which included a higher portion of products for electric utilities. Export sales from United States operations were essentially even with the previous year as the general increase in most product sales was offset by lower demand for high voltage test and measurement equipment. Total sales into the international market represented 14% of sales in 1997 and 1996. The Canadian market represents approximately 60% of total international sales followed by Latin America, Europe and Asia respectively.

Corporate expenses increased 5% in line with revenue growth. Investment income increased 8% on a higher average level of investable funds combined with higher yields. Interest expense was 13% lower due to the repayment of the Gleason acquisition notes and a lower level of commercial paper borrowings. The decrease in other expenses reflects a lower level of expenses associated with the Company's corporate owned life program. The effective tax rate was 27.7% in 1997 and 29% in 1996. The decline in the effective tax rate is a result of the decline in pre-tax income following the special charge. The Company's tax rate benefits from lower taxes on earnings in its Puerto Rico operations, utilization of corporate owned life insurance and continued emphasis on generating tax-exempt income.

                              RESULTS OF OPERATIONS

1996 Compared to 1995

Consolidated net sales increased more than 13% due to higher shipments by Pulse Communications, Industrial Controls, Ohio Brass and Premise Wiring combined with the acquisition of Anderson Electric Products, Inc., and Gleason Reel Corporation in January 1996. The acquisitions contributed approximately six points of the increase. Operating income increased by more than 18% on higher sales volume, improved operating efficiencies from the Company's restructuring program and the impact of the acquired businesses. The improvement in operating efficiencies is reflected in the increase in net operating margins in 1996 to 15.2% from 14.4% in 1995 and 13.9% in 1994.

Low Voltage segment sales increased 7% as a result of higher shipments of industrial controls, wiring device products and the inclusion of Gleason Reel. Operating income increased 13% on higher sales volume, improved operating efficiencies and the inclusion of Gleason Reel since its acquisition, which represented four points of the increase.

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

Special Charge

Operating income for 1997 includes a special charge of $52.0 million ($32.2 million after-tax or $.47 per share), comprised of $44.6 million for consolidation and streamlining initiatives and a $7.4 million asset impairment write-down.

The Company's consolidation and streamlining initiatives were undertaken to optimize the organization and cost structure primarily within the electrical and utility products businesses. As part of this initiative, the Company will expand its manufacturing facilities by 300,000 square feet in Mexico, add an additional 63,000 square feet to its Canadian facility and construct a 270,000 square foot warehouse and distribution facility for its utility products business. Combined with the consolidation of other manufacturing and office facilities, these programs will result in the relocation of approximately 2,000 jobs and closure of 5 current facilities. After an approximate three year implementation period, the annual savings and cost avoidance could be as much as $25.0 million. As shown in the table below, the Company has accrued $15.6 million of employee termination costs, $24.1 million of plant and equipment disposal costs, and $4.9 million of other costs. The $4.9 million of other costs are related to 1997 workforce and production redeployment costs which are being expensed as incurred. Redeployment costs will approximate $7.0 million per year in 1998 and 1999. The accounting treatment for the program costs has been made in accordance with the guidelines contained in the Emerging Issues Task Force ("EITF") Issue No. 94-3.

The components of the consolidation and streamlining charge and related reserve balances remaining at December 31, 1997 were (in millions):

                                   Employee    Asset       Exit     Other
                                   Benefits  Disposals    Costs     Costs      Total

1997 Streamlining Charge           $  15.6    $  18.0    $  6.1    $   4.9    $  44.6
Amounts Utilized in 1997              (0.6)      (7.3)     (0.1)      (4.9)     (12.9)
                                   -------    -------    ------    -------    -------
Remaining Reserve                  $  15.0    $  10.7    $  6.0    $    --    $  31.7
                                   =======    =======    ======    =======    =======

The $7.4 million asset impairment write-down relates to the high voltage business and consists of a partial goodwill write-down determined in accordance with the Company's accounting policy under FAS 121.

The restructuring program which the Company began in late 1993 was completed during 1997. The program addressed the consolidation of manufacturing facilities, realignment of warehousing and distribution activities, and reductions in labor force primarily within the lighting and wiring products businesses. The restructuring charge included personnel costs (severence and post-employment benefits), plant and equipment relocation and asset disposals totaling $50,000,000. Costs charged against the restructuring accrual were $8,734,000 in 1997, $9,679,000 in 1996, $9,526,000 in 1995, $14,811,000 in 1994
and $7,250,000 in 1993. The cumulative expenditure represents personnel costs of $20,590,000, plant and equipment relocation of $21,849,000, and asset disposals of $7,561,000. Personnel costs included non-cash charges of $6,203,000 for early retirement programs which were reclassified to the Company's pension liability.

Market Risks

In the operation of its business, the Company has market risk exposures to foreign currency exchange rates, raw material prices and interest rates. Each of these risks and the Company's strategies to manage the exposure is discussed below.

The Company manufactures its products in the United States, Canada, Mexico and United Kingdom and sells products in those markets as well as through sales offices in Southeast Asia and the Middle East. International sales were 14% of the Company's sales in 1997 and 1996. The Canadian market represents 60%, Mexico 16%, United Kingdom 15% and all other areas 9% of the total international sales. As such, the Company's operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. To manage this exposure, the Company closely monitors the working capital requirements of its international units and to the extent possible will maintain their monetary assets in U.S. dollar instruments. The Company views this exposure as not being material to its operating results and, therefore, does not actively hedge its foreign currency risk.

Raw materials used in the manufacture of the Company's products include steel, brass, copper, aluminum, bronze, plastics, phenolics, elastomers and petrochemicals as well as purchased electrical and electronic components. The Company's financial results could be affected by the availability and changes in prices of materials. The Company closely monitors its inventory requirements and utilizes multiple suppliers. Historically, the Company has been able to recover general material cost increases through price increases. The Company is not materially dependent upon any single material or supplier and does not actively hedge or use derivative instruments in the management of its inventories.

The financial results of the Company are subject to risk from interest rate fluctuations to the extent that there is a difference between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities. The principal objective of the Company's investment management activities is to maximize net investment income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company. As part of its investment management, the Company may use derivative financial products such as interest rate hedges and interest rate swaps. During the two years ended December 31, 1997 there were no derivative positions.

The following table presents information related to interest risk sensitive instruments by maturity at December 31, 1997 (dollars in millions):

                                                                                                Fair
                                                                                                Value
                           1998      1999     2000     2001     2002    Thereafter    Total    12/31/97
Assets

Available-for-sale
Investments              $   1.3    $  3.6   $  4.3   $  1.4   $  0.7   $    0.7    $   12.0   $   12.1
Avg. Interest Rate           4.3%      4.0%     4.3%     4.2%     5.3%       4.4%       --         --

Held-to-maturity
Investments              $  49.7    $  4.2   $  2.0   $  9.0   $  9.7   $  118.7    $  193.3   $  199.2
Avg. Interest Rate           5.1%      6.3%     7.8%     6.5%     7.6%       6.9%       --         --

Liabilities

Commercial Paper &
Short-Term Borrowings    $  (0.2)      --       --       --       --        --      $   (0.2)  $   (0.2)
Avg. Interest Rate           6.0%      --       --       --       --        --          --         --

Long-Term Debt               --        --       --       --       --    $  (99.5)   $  (99.5)  $ (101.6)
Avg. Interest Rate           --        --       --       --       --         6.7%       --         --

As described in its Accounting Policies, the Company may use derivative financial instruments only if they are matched with a specific asset or liability. The Company does not speculate or use leverage when trading a financial derivative product. There were no derivative transactions during 1997.

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

Impact of the Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

During 1995, the Company established a task force to assess the impact the Year 2000 could have on the Company's operations and its relationship with customers and vendors and to develop appropriate action plans. The action plans address the required modification or replacement of software and equipment utilized in the Company's operations along with a timetable and estimated costs. Also, the action plans address the impact that third party's Year 2000 issues may have on the Company. Cost for replacement of software and equipment are capitalized in accordance with Company policies while costs of modifications are expensed as incurred. At this time, corrective actions have progressed in accordance with the action plan for the Company's internal systems and the incurred and estimated costs based on available information are not material. However, there can be no guarantee that the systems of other companies on which the Company relies will be corrected in a timely fashion, or that a failure to convert by another company would not have a materially adverse effect on the Company.

Forward-Looking Statements

Certain statements made in the discussion and analysis of Liquidity and Capital Resources, Results of Operations and Special Charge are forward-looking. In particular the projected levels of capital expenditures, project expenses and anticipated savings relating to the consolidation, streamlining and reorganization programs are forward-looking and are based on the Company's reasonable current expectations. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in the specified statements.

The Company is currently implementing a program of consolidation, streamlining and reorganization, primarily within its utility and electrical products businesses. The risks and uncertainties that may affect the level of capital expenditures, expenses and anticipated savings for this program include but are not limited to; (1) timely completion of facility construction in accordance with current estimates; (2) timely delivery and installation of manufacturing equipment; (3) training and hiring of new employees and retraining of existing employees for different processes; (4) start-up of manufacturing and distribution processes in a cost-effective and high quality manner; (5) maintaining customer service levels during the transition; and (6) absence of labor disputes during implementation of the program.

Item 8.           Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Hubbell Incorporated

In our opinion, the consolidated financial statements listed in the index on page 53 present fairly, in all material respects, the financial position of Hubbell Incorporated and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Stamford, Connecticut
January 21, 1998

                      Hubbell Incorporated and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                     At December 31, (Dollars in thousands)

ASSETS                                                                   1997                 1996
------                                                                   ----                 ----
CURRENT ASSETS
Cash and temporary cash investments                                  $   75,217           $  134,397
Accounts receivable less allowances of $5,713
  in 1997 and $4,866 in 1996                                            191,027              172,351
Inventories                                                             275,886              244,565
Prepaid taxes                                                            30,179               30,162
Other                                                                    23,864                9,713
                                                                     ----------           ----------

  Total current assets                                                  596,173              591,188
                                                                     ----------           ----------

PROPERTY, PLANT, AND EQUIPMENT, AT COST
Land                                                                     13,839               13,342
Buildings                                                               121,507              122,646
Machinery and equipment                                                 382,735              308,249
                                                                     ----------           ----------

                                                                        518,081              444,237

  Less-Accumulated depreciation                                         266,148              226,324
                                                                     ----------           ----------

                                                                        251,933              217,913
                                                                     ----------           ----------

OTHER ASSETS
Investments                                                             205,578              170,372
Purchase price in excess of net assets of
  companies acquired, less accumulated amortization
  of $24,668 in 1997 and $19,433 in 1996                                190,514              162,180
Property held as investment                                              11,249                7,970
Other                                                                    29,337               35,817
                                                                     ----------           ----------

                                                                        436,678              376,339
                                                                     ----------           ----------

                                                                     $1,284,784           $1,185,440
                                                                     ==========           ==========

See notes to consolidated financial statements.

                      Hubbell Incorporated and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                     At December 31, (Dollars in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY                        1997            1996
------------------------------------                        ----            ----
CURRENT LIABILITIES
Commercial paper and other borrowings                    $       250    $    18,635
Accounts payable                                              60,909         52,485
Accrued salaries, wages and employee benefits                 34,069         26,486
Accrued income taxes                                          38,338         44,039
Dividends payable                                             19,483         17,177
Accrued consolidation and streamlining charge                 14,000          8,734
Other accrued liabilities                                     89,252         87,874
                                                         -----------    -----------

  Total current liabilities                                  256,301        255,430
                                                         -----------    -----------

LONG-TERM DEBT                                                99,519         99,458
                                                         -----------    -----------

OTHER NON-CURRENT LIABILITIES                                 95,810         74,736
                                                         -----------    -----------

DEFERRED INCOME TAXES                                          2,898         12,670
                                                         -----------    -----------

COMMON SHAREHOLDERS' EQUITY
Common Stock, par value $.01
  Class A - authorized 50,000,000 shares, outstanding
   11,146,062 and 11,446,120 shares                              111            115
  Class B - authorized 150,000,000 shares, outstanding
   55,880,945 and 54,612,590 shares                              559            546
Additional paid-in capital                                   472,729        438,285
Retained earnings                                            366,887        312,534
Cumulative translation adjustments                           (10,116)        (8,546)
Unrealized gain (loss) on investments                             86            212
                                                         -----------    -----------

Total common shareholders' equity                            830,256        743,146
                                                         -----------    -----------

                                                         $ 1,284,784    $ 1,185,440
                                                         ===========    ===========

See notes to consolidated financial statements.

                      Hubbell Incorporated and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)

Years Ended December 31,                  1997           1996           1995
------------------------                  ----           ----           ----
NET SALES                             $ 1,378,831    $ 1,297,381    $ 1,143,126
Cost of goods sold                        948,387        905,030        803,178
                                      -----------    -----------    -----------

GROSS PROFIT                              430,444        392,351        339,948
Special Charge                             52,000           --             --
Selling & administrative expenses         206,799        194,815        174,988
                                      -----------    -----------    -----------

OPERATING INCOME                          171,645        197,536        164,960
                                      -----------    -----------    -----------

OTHER INCOME (EXPENSE):
  Investment income                        18,299         16,852         16,485
  Interest expense                         (7,323)        (8,416)        (8,499)
  Other income (expense), net              (2,453)        (6,631)        (5,913)
                                      -----------    -----------    -----------

  TOTAL OTHER INCOME, NET                   8,523          1,805          2,073
                                      -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                180,168        199,341        167,033
  Provision for income taxes               49,850         57,809         45,099
                                      -----------    -----------    -----------

NET INCOME                            $   130,318    $   141,532    $   121,934
                                      ===========    ===========    ===========


EARNINGS PER SHARE:
      Basic                           $      1.94    $      2.15    $      1.85
      Diluted                         $      1.89    $      2.10    $      1.83

See notes to consolidated financial statements.

                      Hubbell Incorporated and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

Years Ended December 31,                                                 1997         1996         1995
------------------------                                                 ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $ 130,318    $ 141,532    $ 121,934
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                          43,215       39,253       36,240
  Deferred income taxes                                                 (11,529)      (1,406)       2,592
  Special Charge                                                         52,000         --           --
  Expenditures for streamlining, consolidation and restructuring         (9,478)      (9,679)      (9,526)
  Changes in assets and liabilities, net of the effects of business acquisitions:
      (Increase) Decrease in accounts receivable                        (13,513)     (20,701)       3,097
      (Increase) Decrease in inventories                                (27,298)       1,269      (12,296)
      (Increase) Decrease in other current assets                       (14,176)      (4,747)       1,410
      Increase (Decrease) in current liabilities                         (3,445)      36,893        6,088
      (Increase) Decrease in other, net                                   2,476        6,788        3,047
                                                                      ---------    ---------    ---------
Net cash provided by operating activities                               148,570      189,202      152,586
                                                                      ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current investments                                     (50,830)      (9,765)     (13,602)
Repayment of principal, maturity and sale of
    non-current investments                                              15,421       15,246       47,401
Acquisition of businesses, net of cash acquired                         (21,130)     (32,470)        --
Additions to property, plant and equipment                              (60,594)     (39,132)     (38,228)
Other, net                                                               14,833       (8,075)       2,121
                                                                      ---------    ---------    ---------
Net cash used in investing activities                                  (102,300)     (74,196)      (2,308)
                                                                      ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowing (repayment)                                        (18,385)        --       (139,350)
Long-term borrowing (repayment)                                            --         (2,700)      99,396
Payment of dividends                                                    (73,659)     (65,269)     (58,644)
Acquisition of treasury shares                                          (21,799)      (5,573)      (6,642)
Exercise of stock options                                                 8,393        5,949        3,081
Other, net                                                                 --           --           --
                                                                      ---------    ---------    ---------
Net cash used in financing activities                                  (105,450)     (67,593)    (102,159)
                                                                      ---------    ---------    ---------

INCREASE (DECREASE) IN CASH AND TEMPORARY
   CASH INVESTMENTS                                                     (59,180)      47,413       48,119
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period                                                     134,397       86,984       38,865
                                                                      ---------    ---------    ---------
End of period                                                         $  75,217    $ 134,397    $  86,984
                                                                      =========    =========    =========


See notes to consolidated financial statements.

                      Hubbell Incorporated and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)

                                          Class A     Class B     Additional             Cumulative     Unrealized
For the three years ended                 Common      Common       Paid-In    Retained   Translation    Gain (Loss)    Comprehensive
December 31, 1997                          Stock       Stock       Capital    Earnings   Adjustments  on Investments       Income
-----------------                         -------     -------     ----------  --------   -----------  ---------------  -------------
BALANCE AT DECEMBER 31, 1994             $     59     $   271     $ 441,469   $176,994   $  (7,650)     $ (2,147)
Net income                                                                     121,934                                    $121,934
Translation adjustments                                                                     (1,626)                         (1,626)
Unrealized gain on investments                                                                             2,221             2,221
                                                                                                                          --------
    Comprehensive Income                                                                                                  $122,529
                                                                                                                          ========
Exercise of stock options                                             3,729
Acquisition of treasury shares                 (1)                   (7,290)
Cash dividends declared
     ($.92 per share)                                                          (60,625)
                                         --------     -------     ---------   --------   ---------      --------

BALANCE AT DECEMBER 31, 1995             $     58     $   271     $ 437,908   $238,303   $  (9,276)     $     74
Net income                                                                     141,532                                    $141,532
Translation adjustments                                                                        730                             730
Unrealized gain on investments                                                                               138               138
                                                                                                                          --------
    Comprehensive Income                                                                                                  $142,400
                                                                                                                          ========
Exercise of stock options                                   5        14,286
Acquisition of treasury shares                             (3)      (13,909)
Cash dividends declared
     ($1.02 per share)                                                         (66,971)
Stock split 2-for-1                            57         273                     (330)
                                         --------     -------     ---------   --------   ---------      --------

BALANCE AT DECEMBER 31, 1996             $    115     $   546     $ 438,285   $312,534   $  (8,546)     $    212
Net income                                                                     130,318                                    $130,318
Translation adjustments                                                                     (1,570)                         (1,570)
Unrealized (loss) on investments                                                                            (126)             (126)
                                                                                                                          --------
    Comprehensive Income                                                                                                  $128,622
                                                                                                                          ========
Exercise of stock options                                   3        11,518
Acquisition of treasury shares                 (4)         (2)      (27,499)
Shares issued for Fargo acquisition                        12        50,425
Cash dividends declared                                                        (75,965)
     ($1.13 per share)
                                         --------     -------     ---------   --------   ---------      --------
BALANCE AT DECEMBER 31, 1997             $    111     $   559     $ 472,729   $366,887   $ (10,116)     $     86
                                         ========     =======     =========   ========   =========      ========


See notes to consolidated financial statements

                      Hubbell Incorporated and Subsidiaries
                        STATEMENT OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include all subsidiaries; all significant intercompany balances and transactions have been eliminated. Investments in joint ventures are accounted for by using the equity method. Certain reclassifications, which were not significant, have been made in prior period financial statements to conform to the 1997 presentation.

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

Investments

Investments in debt and equity securities are classified by individual security into one of three separate categories: trading, available-for-sale or held-to-maturity. Trading investments are bought and held principally for the purpose of selling them in the near term and are carried at fair market value. Adjustments to the carrying value of trading investments are included in current earnings. Available-for-sale investments are intended to be held for an indefinite period but may be sold in response to events reasonably expected in the future. These investments are carried at fair value with adjustments recorded in shareholders' equity net of tax. Investments which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost.

Inventories

Inventories are stated at the lower of cost or market. The cost of substantially all domestic inventories, 83% of total inventory value, is determined on the basis of the last-in, first-out (LIFO) method of inventory accounting. The cost of foreign inventories and certain domestic inventories is determined on the basis of the first-in, first-out (FIFO) method of inventory accounting.

Property, Plant, and Equipment

Property, plant, and equipment are depreciated over their estimated useful lives, principally using accelerated methods.

Purchase Price in Excess of Net Assets of Companies Acquired

The cost of companies acquired in excess of the amount assigned to net assets is being amortized on a straight-line basis over a 40 year period.

Impairment of Long-Lived Assets

Long-lived assets, including goodwill, are evaluated for financial impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recoverability is evaluated by measuring the carrying amount of the assets against the estimated undiscounted cashflow associated with them. Long-lived assets to be disposed of are valued at the lower of their carrying amount or fair value less cost to sell.

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

Earnings Per Share

Earnings per share is based on reported income and the weighted average number of shares of common stock outstanding (basic) and the total of common stock outstanding and common stock equivalents (diluted).

Stock-Based Compensation

In October 1995, FAS No. 123 - "Accounting for Stock-Based Compensation" was issued. FAS No. 123 permits, but does not require, a fair value based method of accounting for employee stock option and performance plans which results in compensation expense being recognized in the results of operations when awards are granted. The Company plans to continue to use the current intrinsic value based method of accounting for such plans where compensation expense is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the exercise price. However, as required by FAS No. 123, the Company will provide pro forma disclosure of net income and earnings per share in the notes to the consolidated financial statements as if the fair value based method of accounting has been applied.

Comprehensive Income

As shown in the Statement of Changes in Shareholders' Equity, comprehensive income is a measure of net income and all other changes in equity of the Company that result from recognized transactions and other events of the period other than transactions with shareholders. The other changes in equity are comprised of the change in Cumulative Translation Adjustments for foreign currency items and Unrealized Gain (Loss) on investments held for sale.

Derivatives

The Company, to limit financial risk in the management of its assets, liabilities and debt may use derivative financial products such as: foreign currency hedges, commodity hedges, interest rate hedges and interest rate swaps. All derivative financial instruments must be matched with an existing Company asset or liability. Market value gains or losses on the derivative financial instrument are recognized in income when the effects of the related price changes of the related asset or liability are recognized or at the time the derivative instrument is closed. The Company does not speculate or use leverage when trading a financial derivative product. There were no material derivative transactions, individually or in total, for the three years ended December 31, 1997.

                      Hubbell Incorporated and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Special Charge

Net Operating profit for 1997 includes a special charge of $52.0 million ($32.2 million after-tax or $.47 per share), comprised of $44.6 million for streamlining initiatives and a $7.4 million asset impairment write-down.

The Company's streamlining initiatives were undertaken to optimize the organization and cost structure primarily within the electrical and utility products businesses. These programs will result in the relocation of approximately 2,000 jobs and closure of 5 facilities. As shown in the table below, the Company has accrued $15.6 million of employee termination costs, $24.1 million of plant and equipment disposal costs, and $4.9 million of other costs. The $4.9 million of other costs are related to 1997 workforce and production redeployment costs which are being expensed as incurred.

The components of the streamlining charge and related reserve balances remaining at December 31, 1997 were (in millions):

                                   Employee        Asset        Exit        Other
                                   Benefits      Disposals      Costs       Costs      Total
1997 Streamlining Charge            $15.6          $18.0        $ 6.1       $ 4.9      $ 44.6
Amounts Utilized in 1997             (0.6)          (7.3)        (0.1)       (4.9)      (12.9)
                                    -----          -----        -----       -----      ------
Remaining Reserve                   $15.0          $10.7        $ 6.0       $ --       $ 31.7
                                    =====          =====        =====       =====      ======

The $7.4 million asset impairment write-down relates to the high voltage business and consists of a partial goodwill write-down determined in accordance with the Company's accounting policy under FAS 121.

The restructuring program which the Company began in late 1993 was completed during 1997. The program addressed the consolidation of manufacturing facilities, realignment of warehousing and distribution activities, and reductions in labor force primarily with the lighting and wiring products business. The restructuring charge included personnel costs (severence and post-employment benefits), plant and equipment relocation and asset disposals totaling $50,000,000. Costs charged against the restructuring accrual were $8,734,000 in 1997, $9,679,000 in 1996, $9,526,000 in 1995, $14,811,000 in 1994
and $7,250,000 in 1993. The cumulative expenditure represents personnel costs of $20,590,000, plant and equipment relocation of $21,849,000, asset disposals of $7,561,000. Personnel costs included non-cash charges of $6,203,000 for early retirement programs which were reclassified to the Company's pension liability.

Acquisitions

On February 14, 1997, Hubbell acquired Fargo Manufacturing Company, Inc. ("Fargo") based in Poughkeepsie, New York. Fargo manufacturers distribution and transmission line products primarily for the electric utility market. Each share of Fargo common stock was converted into a right to receive shares or fractions thereof of Hubbell's Class B Common Stock and accordingly 1,170,572 shares of Class B Common Stock were issued. The acquisition of Fargo has been recorded under the purchase method of accounting with a cost of $43,100,000 net of cash acquired. Additionally, three product lines and associated assets were acquired during 1997 for $21,130,000 in cash.

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

The costs of the acquired businesses have been allocated to assets acquired and liabilities assumed based on fair values with the residual amount assigned to goodwill, which is being amortized over forty years. The businesses have been included in the financial statements as of their respective acquisition date and represented approximately 2% of 1997 and 5% of 1996 net sales with no material effect on the Company's reported earnings.

In connection with the above acquisitions, liabilities were assumed as follows (in thousands):

                                                            1997         1996
                                                            ----         ----
Fair value of assets acquired including goodwill          $ 73,584     $ 59,812
Issuance of short term notes                                  --        (18,635)
Issuance of Class B Common Stock                           (43,100)        --
Cash paid for businesses, net of cash acquired             (21,130)     (32,470)
                                                          --------     --------
Liabilities assumed                                       $  9,354     $  8,707
                                                          ========     ========

INVESTMENTS

Investments consist primarily of mortgage-backed securities, U.S. Treasury Notes, common and preferred stocks. Investments which are available-for-sale are stated at market values based on current quotes while investments which are being held-to-maturity are stated at amortized cost. There were no securities during 1997 and 1996 that were classified as trading investments. Certain portfolio securities that are affected by changes in interest rates may be hedged with futures contracts for U.S. Treasury notes and bonds. Market value gains and losses on the futures contracts are recognized in income when the effects of the related price changes in the value of the hedged securities are recognized. At December 31, 1997 there were no open futures contracts.

The following tables set forth selected data with respect to the Company's long-term investments at December 31, (in thousands):

                                                              1997
                                                  --------------------------------

                                                     Gross        Gross
                                      Amortized   Unrealized   Unrealized     Fair     Carrying
                                         Cost        Gains       Losses      Value       Value
                                         ----        -----       ------      -----       -----
   AVAILABLE-FOR-SALE
      INVESTMENTS

Common & Preferred Stocks             $     175    $    78     $    (74)   $     179   $     179

Federal National Mortgage
  Assoc. Securities (FNMA)                 --         --           --           --          --
Mortgage-backed Securities                 --         --           --           --          --
U.S. Treasury Notes & Municipal
Bonds                                    12,041        116          (11)      12,146      12,146
                                      ---------    -------     --------    ---------   ---------
Total Available-For-Sale
Investments                           $  12,216    $   194     $    (85)   $  12,325   $  12,325
                                      =========    =======     ========    =========   =========
    HELD-TO-MATURITY
       INVESTMENTS
Federal National Mortgage
  Assoc. Securities  (FNMA)           $  88,374    $ 4,878     $ (1,110)   $  92,142   $  88,374
Gov't. National Mortgage
  Assoc. Securities  (GNMA)              29,968      2,150         (449)      31,669      29,968
Mortgage-backed securities               17,021        265         --         17,286      17,021
U.S. Treasury Notes & Municipal
Bonds                                    57,888        487         (315)      58,060      57,888
                                      ---------    -------     --------    ---------   ---------
Total Held-To-Maturity Investments    $ 193,251    $ 7,780     $ (1,874)   $ 199,157   $ 193,251
                                      =========    =======     ========    =========   =========


                                                              1996
                                                  --------------------------------

                                                     Gross        Gross
                                      Amortized   Unrealized   Unrealized     Fair     Carrying
                                         Cost        Gains       Losses      Value       Value
                                         ----        -----       ------      -----       -----
   AVAILABLE-FOR-SALE
      INVESTMENTS

Common & Preferred Stocks             $     395    $   147     $   (161)   $     381   $     381

Federal National Mortgage
  Assoc. Securities (FNMA)                 --         --           --           --          --
Mortgage-backed Securities                1,031        287         --          1,318       1,318
U.S. Treasury Notes & Municipal
Bonds                                    11,484         65          (24)      11,525      11,525
                                        ---------    -------     --------    ---------   ---------
Total Available-For-Sale
Investments                           $  12,910    $   499     $   (185)   $  13,224   $  13,224
                                      =========    =======     ========    =========   =========
    HELD-TO-MATURITY
       INVESTMENTS
Federal National Mortgage
  Assoc. Securities  (FNMA)           $  94,599    $ 1,833     $ (4,419)   $  92,013   $  94,599
Gov't. National Mortgage
  Assoc. Securities  (GNMA)              30,181      1,752         (638)      31,295      30,181
Mortgage-backed securities               17,021        293          (25)      17,289      17,021
U.S. Treasury Notes & Municipal
Bonds                                    15,347         20           (9)      15,358      15,347
                                      ---------    -------     --------    ---------   ---------
Total Held-To-Maturity Investments    $ 157,148    $ 3,898     $ (5,091)   $ 155,955   $ 157,148
                                      =========    =======     ========    =========   =========


INVESTMENTS CONT'D.

     Contractual maturities of investments in debt securities available-for-sale and held-to-maturity at December 31, 1997 were as follows (in thousands):


                                                                                                          U.S. Treasury
                                                                                 Mortgage Backed             Notes &
                                        FNMA                     GNMA               Securities           Municipal Bonds
                                        ----                     ----               ----------           ---------------

                                Amortized      Fair      Amortized     Fair    Amortized     Fair      Amortized     Fair
                                   Cost        Value        Cost      Value       Cost       Value        Cost       Value
                                   ----        -----        ----      -----       ----       -----        ----       -----
AVAILABLE-FOR-SALE INVESTMENTS
Due within 1 year                $  --       $    --     $  --       $  --      $  --      $  --       $ 1,254     $ 1,244
After 1 but within 5 years          --            --        --          --         --          --       10,086      10,200
After 5 but within 10 years         --            --        --          --         --          --          701         702
After 10 years                      --            --        --          --         --          --          --          --
                                 -------     ---------   -------     -------    -------     -------     -------     -------

TOTAL                            $  --       $    --     $  --       $  --      $  --       $  --      $12,041     $12,146
                                 =======     =========   =======     =======    =======     =======     =======     =======

 HELD-TO-MATURITY INVESTMENTS
Due within 1 year                $  --       $    --     $  --       $  --      $ 9,921     $10,186    $39,785     $39,785
After 1 but within 5 years          --            --         802         866      7,100       7,100     16,992      17,155
After 5 but within 10 years        2,367         2,444    13,224      14,108       --          --        1,111       1,120
After 10 years                    86,007        89,698    15,942      16,695       --          --          --          --
                                 -------     ---------   -------     -------    -------     -------     -------     -------

TOTAL                            $88,374     $  92,142   $29,968     $31,669    $17,021     $17,286    $57,888     $58,060
                                 =======     =========   =======     =======    =======     =======    =======     =======

Inventories

Inventories are classified as follows at December 31, (in thousands):

                                                                  1997         1996
                                                                  ----         ----
Raw material                                                    $ 96,455     $ 81,321
Work-in-process                                                   74,284       71,388
Finished goods                                                   148,939      134,931
                                                                --------     --------
                                                                 319,678      287,640

Excess of current production costs over LIFO cost basis           43,792       43,075
                                                                --------     --------

Total                                                           $275,886     $244,565
                                                                ========     ========

The financial accounting basis for the LIFO inventories of acquired companies exceeds the tax basis by approximately $29,775,000 at December 31, 1997.

Income Taxes

The following table sets forth selected data with respect to the Company's income tax provisions for the years ended December 31, (in thousands):

                                      1997            1996               1995
                                      ----            ----               ----
Income before income taxes:
           United States             $176,051        $ 192,931         $ 163,093
           International                4,117            6,410             3,940
                                     --------        ---------         ---------
           Total                     $180,168        $ 199,341         $ 167,033
                                     ========        =========         =========

Provisions for income taxes:
           Federal                   $ 54,154       $   49,071         $  35,306
           State                        6,324            7,040             5,492
           International                  901            3,104             1,709
           Deferred                   (11,529)          (1,406)            2,592
                                     ---------       ----------       ----------
           Total                     $ 49,850       $   57,809         $  45,099
                                     ========       ==========         =========

The principal items making up the deferred tax provisions are set forth in the following table for the years ended December 31, (in thousands):

                                               1997          1996         1995
                                               ----          ----         ----
Transactions of leasing subsidiary           $ (1,305)    $ (1,383)    $ (1,016)
Special charge                                (14,813)        --           --
Restructuring reserve                           3,319        3,678        3,620
Depreciation                                      690       (1,221)       1,478
Other, net                                        580       (2,480)      (1,490)
                                             --------     --------     --------
Total                                        $(11,529)    $ (1,406)    $  2,592
                                             ========     ========     ========


The components of the net deferred tax (asset) liability at December 31, (in thousands) were as follows:

                                                                            1997                    1996
                                                                            ----                    ----
Deferred tax assets:
          Inventory                                                      $   3,627               $   3,257
          Pensions                                                          14,840                  11,321
          Postretirement and postemployment benefits                         9,081                  11,143
          Accrued consolidation and streamlining charge                     12,039                     --
          Accrued restructuring charge                                         --                    3,319
          Accrued liabilities                                               39,148                  42,912
          Miscellaneous other                                                7,858                   5,047
                                                                         ---------               ---------

          Total deferred tax asset                                          86,593                  76,999
                                                                         ---------               ---------

Deferred tax liabilities:
          Property, plant, and equipment                                    24,919                  24,024
          Leasing subsidiary                                                15,480                  16,785
          LIFO inventories of acquired businesses                           11,315                  11,250
          Miscellaneous other                                                7,598                   7,448
                                                                         ---------               ---------

          Total deferred tax liability                                      59,312                  59,507
                                                                         ---------               ---------

Net deferred tax (asset) liability                                       $ (27,281)              $ (17,492)
                                                                         =========               =========

Deferred taxes are classified in the financial statements as a net short-term deferred tax asset of $30,179,000 and a net long-term deferred tax liability of $2,898,000.

At December 31, 1997, United States income taxes had not been provided on approximately $10,900,000 of undistributed international earnings. Payments of income taxes were $62,413,000 in 1997, $45,706,000 in 1996 and $39,836,000 in
1995.

The consolidated effective income tax rates varied from the United States federal statutory income tax rate for the years ended December 31, as follows:

                                                                   1997              1996             1995
                                                                   ----              ----             ----
Federal statutory income tax rate                                  35.0%             35.0%            35.0%
State income taxes, net of federal benefit                          2.0               2.3              2.3
Partially tax-exempt income                                        (2.4)             (2.5)            (5.2)
Non-taxable income from
      Puerto Rico operations                                       (8.4)             (6.6)            (6.5)
Other, net                                                          1.5                .8              1.4
                                                                  -----             -----            -----
Consolidated effective income tax rate                             27.7%             29.0%            27.0%
                                                                   ====             =====            =====

Other Non-Current Liabilities

Other Non-Current Liabilities consists of the following at December 31, (in thousands):

                                                       1997               1996
                                                       ----               ----
Pensions                                             $ 34,617           $ 33,045
Other postretirement benefits                          20,779             21,074
Accrued consolidation and streamlining charge          17,682               --
Other, net                                             22,732             20,617
                                                     --------           --------
   Total                                             $ 95,810           $ 74,736
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

The following table sets forth the components of pension cost for the years ended December 31, (in thousands):

                                                  1997         1996         1995
                                                  ----         ----         ----
Benefits earned                                 $  8,865     $  8,222     $  6,634

Increase in present value of
    benefits earned in prior years                15,316       14,096       13,181

Actual return on plan assets                     (28,135)     (20,408)     (34,970)

Deferred gain                                     12,753        7,501       21,520

Amortization of actuarial gains and
   losses and prior service cost                    (212)          43       (2,808)
                                                --------     --------     --------

Net Pension Cost                                $  8,587     $  9,454     $  3,557
                                                ========     ========     ========

ASSUMPTIONS USED IN DETERMINING PENSION COST:
Discount rate                                        7.5%        7.25%         8.5%
Long-term rate of compensation increase              4.0%         4.0%         5.0%
Expected long-term rate of return
  on plan assets                                     8.5%        8.25%         9.5%



Pension expense as a percent of payroll was 3.5% in 1997, 4.1% in 1996 and 1.9% in 1995.

The following table sets forth the retirement plans' status and the pension liability recognized in the Company's balance sheet at December 31, (in thousands):

                                                         Plans Where Assets Exceed       Plans Where Accumulated
                                                            Accumulated Benefits         Benefits Exceed Assets
                                                            --------------------         ----------------------
                                                             1997           1996           1997           1996
                                                             ----           ----           ----           ----
ESTIMATED FUNDS REQUIRED TO PROVIDE FOR FUTURE
PAYMENT OF:
Benefits based on service to date and present
pay levels:
         Vested                                           $ 157,187      $ 146,249      $  35,215      $  21,955
         Non-vested                                           8,458          8,801          2,587          1,815
                                                          ---------      ---------      ---------      ---------
Accumulated benefit obligation                              165,645        155,050         37,802         23,770
Additional amounts related to projected pay increases        24,385         20,560          9,891          7,424
                                                          ---------      ---------      ---------      ---------
Projected benefit obligation                                190,030        175,610         47,693         31,194
                                                          ---------      ---------      ---------      ---------
ASSETS AVAILABLE FOR BENEFITS:
Plan assets (market value)                                  201,226        190,732         16,833          5,775
Company assets (recorded liability)                          15,157         12,814         24,884         23,106
                                                          ---------      ---------      ---------      ---------
         Total Assets                                       216,383        203,546         41,717         28,881
                                                          ---------      ---------      ---------      ---------
ASSETS IN EXCESS OF (LESS THAN)
   PROJECTED BENEFIT OBLIGATION                           $  26,353      $  27,936      $  (5,976)     $  (2,313)
                                                          =========      =========      =========      =========
Consisting of:
Unrecognized net asset (obligation) at transition         $   3,050      $   3,711      $     (42)     $       0
Unrecognized actuarial gain (loss) since transition       $  24,402      $  25,395      $  (5,823)     $  (2,100)
Unrecognized prior service costs incurred
   since transition                                       $  (1,099)     $  (1,170)     $    (111)     $    (213)

The projected benefit obligations were determined using discount rates of 7.0% for 1997 and 7.5% for 1996 and assumed average long-term rate of compensation increase of 4% for 1997 and 1996.

At December 31, 1997, approximately $115,710,000 of plan assets were invested in common stocks, including Hubbell Incorporated common stock with a market value of $16,558,000. The balance of plan assets are invested in short term money market accounts, government and corporate bonds.

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

At December 31, 1997, the recorded liability for providing these postretirement benefits was based on a 7.25% discount rate and assumed health care cost trend rate of 10.0% declining to 5.5% over ten years. The costs recognized for providing these benefits in 1997, 1996 and 1995 were $1,400,000, $1,600,000 and $1,300,000 respectively.

Commercial Paper, Other Borrowings and Long-Term Debt

The following table sets forth the components of the Company's debt structure at December 31, (in thousands):

                                                       1997                                       1996
                                       -------------------------------------     ---------------------------------------
                                       COMMERCIAL                                COMMERCIAL
                                        PAPER AND                                 PAPER AND
                                          OTHER      LONG-TERM                     OTHER        LONG-TERM
                                       BORROWINGS       DEBT         TOTAL       BORROWINGS        DEBT          TOTAL
                                       ----------       ----         -----       ----------        ----          -----
Balance at year end                     $   250      $ 99,519      $  99,769      $ 18,635      $  99,458      $ 118,093
Highest aggregate month-end balance                                $ 124,744                                   $ 135,151
Average borrowings during the year      $ 6,743      $ 99,491      $ 106,234      $ 22,920      $ 100,546      $ 123,466
Weighted average interest rate:
At year end                                6.00%         6.72%          6.72%         6.00%          6.72%          6.61%
Paid during the year                       5.71%         6.72%          6.66%         5.76%          6.78%          6.59%


Interest paid for commercial paper, bank borrowings, and long-term debt totaled $7,191,000 in 1997, $8,072,000 in 1996 and $7,181,000 in 1995. The Company
maintains various bank credit agreements primarily to support commercial paper borrowings. At December 31, 1997, the Company had total unused bank credit agreements of $50 million. The expiration date for these bank credit agreements is September 27, 1999. Borrowings under credit agreements generally are available at the prime rate or at a surcharge over the London Interbank Offered Rate (LIBOR). Annual commitment fee requirements to support availability of credit agreements at December 31, 1997 total approximately $30,000. In January, 1996, short term notes of $18,635,000 with an interest rate of 6%, were issued as part of the purchase price for Gleason Reel Corp. In January, 1997, $18,385,000 of these notes were repaid leaving an unpaid balance of $250,000 as of December 31, 1997. This remaining balance was repaid in January, 1998. Long-term debt consists of ten year non-callable notes due in 2005 at a face value of $100,000,000 and a fixed interest rate of 6 5/8%.

Leases

Total rental expense under operating leases was $7,400,000 in 1997, $6,800,000 in 1996 and $6,600,000 in 1995.

The minimum annual rentals on non-cancelable, long-term, operating leases in effect at December 31, 1997 will approximate $2,600,000 in 1998, $2,100,000 in 1999, and will decline thereafter.

Research, Development and Engineering

Expenses for new product development and ongoing improvement of existing products were $19,000,000 in 1997, $14,200,000 in 1996 and $12,400,000 in 1995.

Financial Instruments

Concentration of Credit Risks: Financial instruments which potentially subject the Company to concentration of credit risks consist of trade receivables and temporary cash investments. The Company grants credit terms in the normal course of business to its customers. Due to the diversity of its product lines, the Company has a diverse customer base including electrical distributors and wholesalers, electric utilities, equipment manufacturers, electrical contractors, telephone operating companies and retail and hardware outlets. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers. Bad debt write-offs have historically been minimal. The Company places its temporary cash investments with financial institutions and limits the amount of exposure to any one institution.

Fair Value: The carrying amounts reported in the consolidated balance sheets for cash and temporary cash investments, receivables, commercial paper and bank borrowings, accounts payable and accruals approximate their fair values given the immediate or short-term maturity of these financial investments.

The fair value of investment securities and long term debt are as follows (in thousands):

                                     1997                         1996
                                     ----                         ----

                          Carrying        Fair         Carrying         Fair
                            Value         Value          Value          Value
                            -----         -----          -----          -----
Investments
Available-for-sale       $  12,325      $  12,325      $  13,224      $  13,224
Held-to-maturity         $ 193,251      $ 199,157      $ 157,148      $ 155,955

Long-Term Debt           $ (99,519)     $(101,646)     $ (99,458)     $ (97,710)

Fair value is based on quoted market prices for the same or similar securities.

Capital Stock

Share activity in the Company's preferred and common stocks is set forth below for the three years ended December 31, 1997:

                                   Preferred Stock            Common Stock
                                   ---------------            ------------
                                                        Class A          Class B
                                                        -------          -------
OUTSTANDING AT DECEMBER 31, 1994            --          5,895,097       27,056,945
Exercise of stock options                                  15,596          101,089
Acquisition of treasury shares                           (124,378)         (18,809)
                                     -----------      -----------      -----------
OUTSTANDING AT DECEMBER 31, 1995            --          5,786,315       27,139,225
Exercise of stock options                                  53,314          528,370
Acquisition of treasury shares                           (141,864)        (285,307)
2-for-1 stock split                                     5,748,355       27,230,302
                                     -----------      -----------      -----------
OUTSTANDING AT DECEMBER 31, 1996            --         11,446,120       54,612,590
Exercise of stock options                                  62,748          344,565
Acquisition of Fargo                                         --          1,170,572
Acquisition of treasury shares                           (362,806)        (246,782)
                                     -----------      -----------      -----------

OUTSTANDING AT DECEMBER 31, 1997            --         11,146,062       55,880,945

Treasury shares are retired when acquired and the purchase price is charged against par value and additional paid-in capital. Voting rights per share: Class A Common - twenty; Class B Common - one. In addition, the Company has 5,891,097 authorized shares of preferred stock; none are outstanding.

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


Shares of common stock were reserved at December 31, 1997 as follows:

       Exercise of stock purchase rights                          67,027,007
       Exercise of outstanding stock options                       5,166,788
       Future grant of stock options                               3,377,039
       Distribution of performance units                             221,638
                                                                 -----------
       Total (Class A, 12,187,074; Class B, 63,605,398)           75,792,472

Stock Options

The Company has granted to officers and key employees options to purchase the Company's Class A and Class B Common Stock and the Company may grant to officers and key employees options to purchase the Company's Class B Common Stock at not less than 100% of market prices on the date of grant with a ten year term and a three year vesting period. Stock option activity for the three years ended December 31, 1997 is set forth below:

                                                           Number             Option price per     Weighted
                                                          of shares              share range        Average
                                                          ---------              -----------        -------
OUTSTANDING AT DECEMBER 31, 1994                          4,011,764           $ 9.54 - $27.00       $23.52
Granted                                                     759,800               $32.06            $32.06
Exercised                                                  (233,370)          $ 9.54 - $27.00       $15.98
Canceled or expired                                         (34,310)          $25.15 - $27.00       $25.93
                                                          ---------
OUTSTANDING AT DECEMBER 31, 1995                          4,503,884           $10.95 - $32.06       $24.10
Granted                                                     796,000               $41.69            $41.69
Exercised                                                  (581,684)          $10.95 - $32.06       $24.50
Canceled or expired                                         (37,100)          $25.15 - $32.06       $27.93
                                                          ---------
OUTSTANDING AT DECEMBER 31, 1996                          4,681,100           $10.95 - $41.69       $27.68
Granted                                                     946,400               $47.13            $47.13
Exercised                                                  (407,421)          $10.95 - $32.06       $28.38
Canceled or expired                                         (53,291)          $21.25 - $32.06       $25.31
                                                          ---------
OUTSTANDING AT DECEMBER 31, 1997                          5,166,788           $13.82 - $47.13       $31.18

At December 31, 1997, outstanding options were comprised of 999,265 shares exercisable with an average remaining life of three years and an average price of $19.66 (range $13.82 - $23.39); 2,203,584 shares exercisable with an average remaining life of seven years and an average price of $27.24 (range $25.15 - $32.06); and 1,963,938 shares not vested with an average remaining life of nine years and an average price of $43.13 (range $32.06 - $47.13).

On May 5, 1997 shareholders approved a performance unit plan for employees who are primarily responsible in an administrative or executive capacity for the direction of the functions or operation of the Company and its subsidiaries. The performance units, which were awarded in the Company's Class B Common Stock, are based on achieving targeted earnings per share growth over the three-year period commencing January 1, 1997 and ending December 31, 1999. Participants may receive from 0 to 200 percent of the award grant depending upon whether the average annual compounded earnings per share growth is (a) below the 10% mark (no award), (b) 10% to 12.4% (100% of award), (c) 12.5% to 14.9% (150% of award), and (d) 15% and above (200% of award). The maximum number of shares that could be issued under the plan is 221,638.

The pro forma compensation expense for stock options and weighted average fair value has been estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 2.5%, expected volatility of 13%, risk free interest rate of 6.0% and an expected term of seven years. Using this model pro forma net income for 1997 would be reduced by $2.7 million, for 1996 by $1.2 million and for 1995 by $0.1 million from reported amounts. The pro forma effect on earnings per share would be immaterial. The weighted average fair value of options granted in 1997, 1996 and 1995 was $10.26, $9.38 and $7.22, respectively. The fair value of a performance unit was $39.50. These pro forma disclosures may not be representative of the effects on reported net income for future years since options vest over several years and options granted prior to 1995 are not considered.

Earnings Per Share

The following table sets forth the computation of earnings per share for the three years ended December 31, (in thousands except per share data):

                                                     1997         1996         1995
                                                     ----         ----         ----
Net Income                                         $130,318     $141,532     $121,934
Weighted average number of common
   shares outstanding during the year (basic)        67,083       65,938       65,852

Common equivalent shares                              1,760        1,314          892
                                                   --------     --------     --------

Average number of shares outstanding (diluted)       68,843       67,252       66,744
                                                   ========     ========     ========

Earnings per share:
   Basic                                           $   1.94     $   2.15     $   1.85
   Diluted                                         $   1.89     $   2.10     $   1.83


Industry Segment and Geographic Area Information

Nature of Operations

Hubbell Incorporated was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. For over a century, Hubbell has manufactured and sold high quality electrical and electronic products for a broad range of commercial, industrial, telecommunications and utility applications. Since 1961, Hubbell has expanded its operations into other areas of the electrical industry and related fields. Hubbell products are now manufactured or assembled by twenty-two divisions and subsidiaries in the United States, Canada, Puerto Rico, Mexico, United Kingdom and Singapore. Hubbell also participates in joint ventures with partners in South America, Germany and Taiwan, and maintains sales offices in Malaysia, Mexico, Hong Kong, South Korea and the Middle East.

The Company is primarily engaged in the engineering, manufacture and sale of electrical and electronic products. These products can be divided into three general segments: products primarily used in low-voltage applications, products primarily used in high-voltage applications and products that either are not directly related to the electrical business, or, if related, cannot be clearly classified on a voltage application basis. At December 31, 1997, these segments were comprised as follows:

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

On a geographic basis, the Company defines "international" as operations and subsidiaries based outside of the United States and its possessions. Sales of international units were 6% of total sales in 1997, 1996 and 1995 with the Canadian market representing approximately 60% of the total. Net assets of international subsidiaries were 5% of the consolidated total in 1997, 5% in 1996 and 4% in 1995. Export sales directly to customers or through electric wholesalers from the United States operations were $105,000,000 in 1997, $98,900,000 in 1996 and $75,000,000 in 1995.

The Company's principal manufacturing facilities are located in the following areas, classified by segment:

                                                                               Approximate Floor
      Segment                  Location          No. of Facilities            Area in Square Feet
      -------                  --------          -----------------            -------------------
Low Voltage Segment         Connecticut                  1                          140,000
                            Ohio                         1                           76,900
                            Puerto Rico                  3*                         256,000 (1)
                            Tennessee                    1                          250,000
                            Virginia                     1                          321,300
                            North Carolina               1                           62,000 (2)
                            Georgia                      1                          130,000
                            Mexico                       1                           40,000 (2)

High Voltage Segment        Connecticut                  1                          503,000
                            New York                     3                          274,000
                            Ohio                         1                           92,000
                            South Carolina               1                          353,000
                            Missouri                     1*                         746,000
                            Puerto Rico                  1                          135,565 (2)

Other Segment               Connecticut                  1                           67,400
                            Illinois                     1                          165,000
                            Indiana                      1                          320,000
                            Missouri                     1**                        234,400
                            Virginia                     1                          138,000
                            Mexico                       1                          170,000
                            North Carolina               1                           81,000 (3)
                            Alabama                      2                          322,000
                            Tennessee                    1                           77,000 (2)
                            Wisconsin                    1                           94,000 (4)

----------------------------------
(1)  96,500 square feet leased
(2)  Leased
(3)  35,000 square feet leased
(4)  20,000 square feet leased
 *   Some products are classified in the Other Segment
**   Some products are classified in the Low Voltage Segment

Additionally, the Company owns or leases warehouses and distribution centers containing approximately 792,500 square feet. The Company believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

As of December 31, 1997, the Company has approximately 8,800 full-time employees, including salaried and hourly personnel. Approximately 32% of the employees are represented by labor unions. During the next twelve months there are four union contracts due for renegotiation.

Financial Information

Financial information by industry segment and geographic area for the three years ended December 31, 1997, is summarized below (in thousands). When reading the data the following items should be noted:

- Net sales comprise sales to unaffiliated customers - intersegment and inter-area sales are immaterial.

- Segment operating income consists of net sales less operating expenses. General corporate expenses, interest expense, and other income, have not been allocated to segments.

- General corporate assets not allocated to segments are principally cash and investments.

   INDUSTRY SEGMENT                      1997             1996             1995
                                         ----             ----             ----
NET SALES:
Low Voltage                          $   555,949      $   532,664      $   497,428
High Voltage                             321,949          299,320          234,052
Other                                    500,933          465,397          411,646
                                     -----------      -----------      -----------
  Total                              $ 1,378,831      $ 1,297,381      $ 1,143,126
                                     ===========      ===========      ===========

OPERATING INCOME:
Low Voltage                          $   116,670      $   109,897      $    96,965
   Special Charge                         (6,000)            --               --
High Voltage                              41,350           32,581           25,040
   Special Charge                        (25,000)            --               --
Other                                     82,300           70,921           57,630
   Special Charge                        (21,000)            --               --
                                     -----------      -----------      -----------
Segment Total                        $   188,320      $   213,399      $   179,635
General corporate expenses               (16,675)         (15,863)         (14,675)
Interest expense                          (7,323)          (8,416)          (8,499)
Investment and other income, net           5,846           10,221           10,572
                                     -----------      -----------      -----------
  Income before income taxes         $   180,168      $   199,341      $   167,033
                                     ===========      ===========      ===========

ASSETS:
Low Voltage                          $   303,667      $   286,485      $   262,399
High Voltage                             325,035          246,808          204,821
Other                                    279,998          264,234          248,336
General Corporate                        376,084          387,913          341,689
                                     -----------      -----------      -----------
  Total                              $ 1,284,784      $ 1,185,440      $ 1,057,245
                                     ===========      ===========      ===========

CAPITAL EXPENDITURES:
Low Voltage                          $    18,668      $    13,980      $    16,845
High Voltage                              26,997           12,424            8,546
Other                                     14,557           11,988           12,349
General Corporate                            372              740              488
                                     -----------      -----------      -----------
  Total                              $    60,594      $    39,132      $    38,228
                                     ===========      ===========      ===========

DEPRECIATION AND AMORTIZATION:
Low Voltage                          $    15,939      $    14,541      $    14,407
High Voltage                              13,042           11,210            9,148
Other                                     13,360           12,577           11,753
General Corporate                            874              925              932
                                     -----------      -----------      -----------
  Total                              $    43,215      $    39,253      $    36,240
                                     ===========      ===========      ===========

     GEOGRAPHIC AREA
                                    1997               1996              1995
                                    ----               ----              ----
NET SALES:
United States                   $ 1,290,566        $ 1,218,333       $ 1,072,267
International                        88,265             79,048            70,859
                                -----------        -----------       -----------
    Total                       $ 1,378,831        $ 1,297,381       $ 1,143,126
                                ===========        ===========       ===========
OPERATING INCOME:
United States                   $   224,716        $   201,219       $   169,890
    Special Charge                  (51,100)              --                --
International                        15,604             12,180             9,745
    Special Charge                     (900)              --                --
                                -----------        -----------       -----------
    Total                       $   188,320        $   213,399       $   179,635
                                ===========        ===========       ===========
ASSETS:
United States                   $ 1,220,809        $ 1,125,137       $ 1,007,276
International                        63,975             60,303            49,969
                                -----------        -----------       -----------
  Total                         $ 1,284,784        $ 1,185,440       $ 1,057,245
                                ===========        ===========       ===========

Quarterly Financial Data (Unaudited)

The table below sets forth summarized quarterly financial data for the years ended December 31, 1997 and 1996 (in thousands, except per share amounts):

                                 First        Second       Third        Fourth
1997                             Quarter      Quarter      Quarter      Quarter
----                             -------      -------      -------      -------
Net Sales                        $324,697     $352,898     $351,765     $349,471
Gross Profit                     $100,076     $111,218     $108,043     $111,107
Net Income                       $ 36,299     $ 41,415     $ 41,657     $ 10,947
Earnings Per Share:
         Basic                   $   0.54     $   0.62     $   0.62     $   0.16
         Diluted                 $   0.53     $   0.60     $   0.60     $   0.16

1996
----
Net Sales                        $304,600     $328,927     $332,770     $331,084
Gross Profit                     $ 90,160     $ 99,046     $ 99,786     $103,359
Net Income                       $ 31,669     $ 35,746     $ 36,979     $ 37,138
Earnings Per Share:
          Basic                  $   0.48     $   0.55     $   0.56     $   0.56
          Diluted                $   0.47     $   0.53     $   0.55     $   0.55

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

                                    PART III


          Information relative to Executive Officers appears on Page 50 of this report.

Item 10.  Directors and Executive Officers of the Registrant (1)

Item 11.  Executive Compensation (1)

Item 12.  Security Ownership of Certain Beneficial Owners and Management (1)

Item 13.  Certain Relationships and Related Transactions (1)

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.       Financial Statements and Schedules

Financial statements and schedules listed in the Index to Financial Statements and Schedules appearing on Page 53 are filed as part of this Annual Report on Form 10-K.

2.       Exhibits

         Number                     Description

        3a Restated Certificate of Incorporation, as amended effective through May 13, 1996. Exhibit A of the registrant's proxy statement, dated March 22, 1996 and filed on March 27, 1996, is incorporated by reference.

        3b          By-Laws, Hubbell Incorporated, as amended on March 11, 1997.

        3c Rights Agreement, dated as of December 13, 1988, between Hubbell Incorporated and Manufacturers Hanover Trust Company (now known as Chase Mellon Shareholder Services, L.L.C.) as Rights Agent (incorporated by reference to Exhibit 6 to the registrant's Registration Statement on Form 8-A, dated March 3, 1992, and filed on March 4, 1992).

--------------
(1) The definitive proxy statement for the annual meeting of shareholders to be held on May 4, 1998, filed with the Commission on March 25, 1998, pursuant to Regulation 14A, is incorporated herein by reference.

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

        10a+* Hubbell Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 1998.

        10b(1)+ Hubbell Incorporated 1973 Stock Option Plan for Key Employees, as amended effective May 5, 1997. Exhibit A of the registrant's proxy statement, dated March 21, 1997, filed on March 27, 1997, is incorporated by reference.

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

---------------
+ This exhibit constitutes a management contract, compensatory plan, or arrangement

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

          27      Exhibit 27 Financial Data Schedule (Electronic filings only)

3.       Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended December 31, 1997.

-------------------
+ This exhibit constitutes a management contract, compensatory plan, or arrangement

                                  Executive Officers of the Registrant

         Name            Age(1)              Present Position                   Business Experience
         ----            ------              ----------------                   -------------------
G. Jackson Ratcliffe       61       Chairman of the Board, President   President and Chief Executive
                                    and Chief Executive Officer        Officer since January 1, 1988;
                                                                       Chairman of the Board since 1987;
                                                                       Executive Vice President -
                                                                       Administration 1983-1987; Senior
                                                                       Vice President-Finance and Law
                                                                       1980-1983; Vice President, General
                                                                       Counsel and Secretary 1974-1980.

Vincent R. Petrecca        57      Executive Vice President            Present position since January 1,
                                                                       1988; Group Vice President
                                                                       1984-1987; Vice President and
                                                                       General Manager of the Wiring
                                                                       Device Division 1981-1984; Vice
                                                                       President and General Manager of
                                                                       the Lighting Division 1976-1981.

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

Thomas H. Pluff            50      Group Vice President                Present position since March 1989.

Richard W. Davies          51      Vice President, General Counsel     Present position since January
                                   and Secretary                       1, 1996; General Counsel since
                                                                       1987; Secretary since 1982;
                                                                       Assistant Secretary 1980-1982;
                                                                       Assistant General Counsel
                                                                       1974-1987.

James H. Biggart, Jr.      45      Vice President and Treasurer        Present position since January 1,
                                                                       1996; Treasurer since 1987;
                                                                       Assistant Treasurer 1986-1987;
                                                                       Director of Taxes 1984-1986.

There is no family relationship between any of the above-named executive officers.

--------------------------

(1) As of March 13, 1998

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         HUBBELL INCORPORATED


By /s/   G. J. Ratcliffe                                              3/10/98
         ----------------------------------------------               -------
         G. J. Ratcliffe                                               Date
         Chairman of the Board, President, Chief
             Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/   G. J. Ratcliffe                                             3/10/98
   ----------------------------------------------                    -------
         G. J. Ratcliffe                                              Date
         Chairman of the Board, President, Chief
             Executive Officer and Director



By /s/   H. B. Rowell, Jr.                                           3/10/98
   ----------------------------------------------                    -------
         H. B. Rowell, Jr.                                            Date
         Executive Vice President
         (Chief Financial and Accounting Officer)



By /s/      E. R. Brooks                                             3/10/98
   ----------------------------------------------                    -------
            E. R. Brooks                                              Date
            Director



By /s/      G. W. Edwards, Jr.                                       3/10/98
   ----------------------------------------------                    -------
            G. W. Edwards, Jr.                                        Date
            Director


By /s/      J. S. Hoffman                                            3/10/98
   ----------------------------------------------                    -------
            J. S. Hoffman                                             Date
            Director

By /s/      H. G. McDonell                                           3/10/98
   ----------------------------------------------                    -------
            H. G. McDonell                                            Date
            Director

By /s/      A. McNally IV                                            3/10/98
   ----------------------------------------------                    -------
            A. McNally IV                                             Date
            Director



By /s/      D. J. Meyer                                              3/10/98
   ----------------------------------------------                    -------
            D. J. Meyer                                               Date
            Director



By /s/      J. A. Urquhart                                           3/10/98
   ----------------------------------------------                    -------
            J. A. Urquhart                                            Date
            Director



By /s/      M. Wallop                                                3/10/98
   ----------------------------------------------                    -------
            M. Wallop                                                 Date
            Director

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                   Form 10-K for
Financial Statements                                                1997, Page:

         Report of Independent Accountants...............................20

         Consolidated Balance Sheet at December 31, 1997 and 1996........21

         Consolidated Statement of Income for the three years
         ended December 31, 1997.........................................23

         Consolidated Statement of Cash Flows for the three years
         ended December 31, 1997.........................................24

         Consolidated Statement of Changes in Shareholders' Equity
         for the three years ended December 31, 1997.....................25

         Statement of Accounting Policies................................26

         Notes to Consolidated Financial Statements......................29


Financial Statement Schedule

         Report of Independent Accountants
         on Financial Statement Schedule.................................54

         Valuation and Qualifying Accounts and Reserves
         (Schedule VIII).................................................55

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Hubbell Incorporated


Our audits of the consolidated financial statements referred to in our report dated January 21, 1998, appearing on page 20 of this Form 10-K also included an audit of the Financial Statement Schedule listed in the index on page 53. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Price Waterhouse  LLP
Stamford, Connecticut
January 21, 1998

                              HUBBELL INCORPORATED                 Schedule VIII
                                AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (In thousands)



Reserves deducted in the balance sheet from the assets to which they apply:

                                         Additions                  Deductions -
                          Balance at      charged     Acquisition   uncollectible     Balance
                          beginning      to costs         of           accounts       at end
                          of period    and expenses   businesses     written off     of period
                          ---------    ------------   -----------   -------------    ---------
Allowances for doubtful
accounts receivable:

       Year 1995           $ 4,760       $   693       $     0         $(1,119)       $ 4,334

       Year 1996           $ 4,334       $ 1,157       $   126         $  (751)       $ 4,866

       Year 1997           $ 4,866       $ 1,359       $   176         $  (688)       $ 5,713

                                Exhibit Index
                                -------------

      Number                        Description

        3a Restated Certificate of Incorporation, as amended effective through May 13, 1996. Exhibit A of the registrant's proxy statement, dated March 22, 1996 and filed on March 27, 1996, is incorporated by reference.

        3b          By-Laws, Hubbell Incorporated, as amended on March 11, 1997.

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

        10a+* Hubbell Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 1998.

        10b(1)+ Hubbell Incorporated 1973 Stock Option Plan for Key Employees, as amended effective May 5, 1997. Exhibit A of the registrant's proxy statement, dated March 21, 1997, filed on March 27, 1997, is incorporated by reference.

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

          27      Exhibit 27 Financial Data Schedule (Electronic filings only)

3.       Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended December 31, 1997.

-------------------
+ This exhibit constitutes a management contract, compensatory plan, or arrangement