Form 10-Q
period 1998-03-31
HUBBELL INC
filed 1998-05-11
CIK 48898

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended MARCH 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                   to
                                   --------------------------------------

Commission File Number  I-2958

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


                              YES   x      NO
                                   ---        ---

The number of shares of registrant's classes of common stock outstanding as of May 4, 1998 were:


              Class A ($.01 par value)         11,050,000

              Class B ($.01 par value)         55,270,000

                              HUBBELL INCORPORATED
                         PART I - FINANCIAL INFORMATION
ITEM 1                        FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    March 31, 1998      December 31, 1997
                                                                    --------------      -----------------
ASSETS
Current Assets:
 Cash and temporary cash investments                                    $   51,271             $   75,217
 Accounts receivable (net)                                                 200,308                191,027
 Inventories                                                               282,672                275,886
 Prepaid taxes                                                              28,854                 30,179
 Other                                                                      15,593                 23,864
                                                                        ----------             ----------
TOTAL CURRENT ASSETS                                                       578,698                596,173
Property, Plant and Equipment (net)                                        262,201                251,933
Other Assets:
 Investments                                                               209,338                205,578
 Purchase price in excess of net assets of companies acquired (net)        188,340                190,514
 Property held as investment                                                11,153                 11,249
 Other                                                                      28,695                 29,337
                                                                        ----------             ----------
                                                                        $1,278,425             $1,284,784
                                                                        ==========             ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Commercial paper and notes                                             $       --             $      250
 Accounts payable                                                           60,324                 60,909
 Accrued salaries, wages and employee benefits                              32,027                 34,069
 Accrued income taxes                                                       48,578                 38,338
 Dividends payable                                                          19,427                 19,483
 Accrued consolidation and streamlining charge                              14,000                 14,000
 Other accrued liabilities                                                  79,395                 89,252
                                                                        ----------             ----------
TOTAL CURRENT LIABILITIES                                                  253,751                256,301
Long-Term Debt                                                              99,535                 99,519
Other Non-Current Liabilities                                               95,468                 95,810
Deferred Income Taxes                                                        2,923                  2,898
Shareholders' Equity                                                       826,748                830,256
                                                                        ----------             ----------
                                                                        $1,278,425             $1,284,784
                                                                        ==========             ==========

See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED
                                                          MARCH 31, 1998
                                                   ----------------------------
                                                     1998                1997
                                                   --------            --------
NET SALES                                          $339,741            $324,697

Cost of goods sold                                  235,291             224,621
                                                   --------            --------

GROSS PROFIT                                        104,450             100,076

Selling & administrative expenses                    51,322              50,095
                                                   --------            --------

OPERATING INCOME                                     53,128              49,981
                                                   --------            --------

OTHER INCOME (EXPENSE):

     Investment income                                4,103               4,528
     Interest expense                                (1,713)             (1,798)
     Other income (expense), net                       (501)               (855)
                                                   --------            --------

TOTAL OTHER INCOME, NET                               1,889               1,875
                                                   --------            --------

INCOME BEFORE INCOME TAXES                           55,017              51,856

Provision for income taxes                           15,130              15,557
                                                   --------            --------

NET INCOME                                          $39,887             $36,299
                                                   ========            ========

EARNINGS PER SHARE - BASIC                            $0.60               $0.54
                                                   ========            ========

EARNINGS PER SHARE - DILUTED                          $0.58               $0.53
                                                   ========            ========


See notes to consolidated financial statements.

                              HUBBELL INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   THREE MONTHS ENDED
                                                                                      MARCH 31, 1998
                                                                                  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                              1998             1997
-----------------------------------                                               ----             ----
Net income                                                                       $39,887         $36,299
Adjustments to reconcile net income to
net cash provided by operating activities:
     Depreciation and amortization                                                12,689          11,657
     Deferred income taxes                                                         1,350           1,087
Changes in assets and liabilities, net of the effect of business acquisitions:
     (Increase)/Decrease in accounts receivable                                   (9,281)         (9,759)
     (Increase)/Decrease in inventories                                           (6,786)         (1,300)
     (Increase)/Decrease in other current assets                                  15,619           2,859
     Increase/(Decrease) in current operating liabilities                         (2,646)         (3,881)
     Increase/(Decrease) in consolidation and streamlining accrual                  (587)         (2,078)
     (Increase)/Decrease in other, net                                             1,139             284
                                                                                 --------        --------
Net cash provided by operating activities                                         51,384          35,168
                                                                                 --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Acquisition of businesses                                                         (7,347)             --
Additions to property, plant and equipment                                       (21,793)         (9,797)
Purchases of investments                                                          (8,861)         (4,015)
Repayments and sales of investments                                                5,101           3,216
Other, net                                                                         1,107            (842)
                                                                                 --------        --------
Net cash used in investing activities                                            (31,793)        (11,438)
                                                                                 --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Payment of dividends                                                             (19,483)        (17,177)
Commercial paper and notes - borrowings (repayments)                                (250)        (18,385)
Exercise of stock options                                                            684             685
Acquisition of treasury shares                                                   (24,488)         (4,105)
                                                                                 --------        --------
Net cash provided (used) in financing activities                                 (43,537)        (38,982)
                                                                                 --------        --------
Increase (Decrease) in cash and temporary cash investments                       (23,946)        (15,252)

CASH AND TEMPORARY CASH INVESTMENTS
-----------------------------------
Beginning of period                                                               75,217         134,397
                                                                                 --------       --------
End of period                                                                    $51,271        $119,145
                                                                                 ========       ========

See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

1. Inventories are classified as follows: (in thousands)



                                                   MARCH 31,    DECEMBER 31,
                                                     1998           1997
                                                     ----           ----
Raw Material                                       $ 96,762       $ 96,455
Work-in-Process                                      81,671         74,284
Finished Goods                                      148,358        148,939
                                                   --------       --------
                                                    326,791        319,678

Excess of current
Production costs over
LIFO cost basis                                      44,119         43,792
                                                   --------       --------
                                                   $282,672       $275,886
                                                   ========       ========


2. Shareholders' Equity comprises: (in thousands)


                                                   MARCH 31,    DECEMBER 31,
                                                     1998           1997
                                                     ----           ----
Common Stock, $.01 par value:
Class A-authorized 50,000,000 shares,
  outstanding 11,113,678 and 11,146,062 shares     $    111       $    111
Class B-authorized 150,000,000 shares,
  outstanding 55,567,983 and 55,880,945 shares          556            559
Additional paid-in-capital                          448,523        472,729
Retained earnings                                   387,347        366,887
Unrealized holding gains (losses) on securities          85             86
Cumulative translation adjustments                   (9,874)       (10,116)
                                                   --------       --------
                                                   $826,748       $830,256
                                                   ========       ========

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)


3. During the first quarter of 1998, the Company acquired two product lines and associated assets for a cash purchase price of $7,347,000. On February 14, 1997, Hubbell acquired Fargo Manufacturing Company, Inc. ("Fargo") based in Poughkeepsie, New York. Fargo manufactures distribution and transmission line products primarily for the electric utility market. Each share of Fargo common stock was converted into a right to receive shares or fractions thereof of Hubbell's Class B Common Stock and accordingly 1,170,572 shares of Class B Common Stock were issued. The acquisition of Fargo has been recorded under the purchase method of accounting with a cost of $43,100,000 net of cash acquired. Additionally, three product lines and associated assets were acquired during 1997 for $21,130,000 in cash.

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

4. The following table sets forth the computation of earnings per share for the three months ended March 31, (in thousands except per share data):

                                Three Months Ended
                                   March 31

Net Income                     $39,887    $36,299

Weighted average number of
 common shares outstanding
 during the period              66,851     66,824

Common equivalent shares         2,050      1,683
                               -------    -------
Average number of shares
 outstanding                    68,901     68,507

Earnings per share:
Basic                          $  0.60    $  0.54
Diluted                        $  0.58    $  0.53


5. In the opinion of management, the information furnished in Part I-- Financial Information on Form 10-Q reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial statements for the periods indicated.

6. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

                              HUBBELL INCORPORATED
ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998



                              FINANCIAL CONDITION
                              -------------------

     At March 31, 1998, the Company's financial position remained strong with working capital of $324.9 million and a current ratio of 2.3 to 1. Total borrowings at March 31, 1998, were $99.5 million, 12.0% of shareholders equity.

     The net decline in cash and temporary cash investments of $23.9 million for the three months ended March 31, 1998, reflects the following: expenditures for plant and equipment as part of the consolidation and streamlining initiative, the acquisition of treasury shares under the Company's $300 million share repurchase program, and quarterly dividend payment offset by cash provided from operating activities.

     Net cash provided by operating activities reflects higher net income and a reduction in other current assets. Accounts receivable increased in line with higher sales. The increase in inventories is to provide adequate stock to maintain customer service levels during relocation of manufacturing operations.

     The Company believes that currently available cash, borrowing facilities, and its ability to increase its credit lines if needed, combined with internally generated funds should be more than sufficient to fund capital expenditures as well as any increase in working capital that would be required to accommodate a higher level of business activity.


                             RESULTS OF OPERATIONS
                             ---------------------

     Consolidated net sales increased by 5% on improved shipments of wiring devices, lighting and electrical products, combined with the acquisition of Fargo in 1997 and five product line additions (three in 1997 and two in 1998). Operating income increased 6% on higher sales and profitability improvement with net operating margins rising to 15.6% from 15.4% in 1997.

     Low Voltage segment sales increased 6% on higher shipments of generally all products within the segment along with the inclusion of acquired product lines in 1998 and 1997. Operating income increased in line with the higher sales volume.

     High Voltage segment sales increased by 2% as the acquisition of Fargo on February 14, 1997 was offset by lower sales in the Asian markets. Operating income increased more than 10% on improved profitability and higher sales.

     The Other industry segment sales increased 5% as all categories reported higher sales with particularly strong increases for wire management components. Operating income increased 5% on the higher sales volumes.

                               HUBBELL INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998
                                  (CONTINUED)



     Sales through the Company's International units increased 7% on continued growth of the Canadian and Mexican markets. Operating income from International units increased more than 10% on the higher sales volume and continued profitability improvement of the Canadian and European operations.

     The effective income tax rate for 1998 was 27.5% versus 30% in 1997. The decrease in the effective tax rate reflects a higher level of tax benefit from Puerto Rico operations . Net income increased 10% and diluted earnings per share increased 9%, respectively.

     The Company's consolidation and streamlining program is proceeding according to management's plan. At March 31, 1998, the accrual balance was $31,122,000. Through March 31, 1998, cumulative costs charged to the consolidation and streamlining accrual were $13,500,000 as follows (in thousands):

                           Employee       Asset        Exist       Other
                           Benefits     Disposals      Costs       Costs     Total
                           --------     ---------      -----       -----     -----
1997 Streamlining Charge    $15.6        $18.0         $6.1        $4.9      $44.6
Amounts Utilized in 1997      (.6)        (7.3)        (0.1)       (4.9)     (12.9)
Amounts Utilized in 1998      (.3)        (0.1)        (0.2)        --         (.6)
                            ------       ------        -----       -----     ------
Remaining Reserve           $14.7        $10.6         $5.8        $--       $31.1
                            ======       ======        =====       =====     ======

                              HUBBELL INCORPORATED
                          PART II -  OTHER INFORMATION



ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

NUMBER                            DESCRIPTION

27.     Financial Data Schedule (Electronic filings only)

--------------------------------------

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed for the three months ended
March 31, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HUBBELL INCORPORATED



Dated:  May 11, 1998                    /s/  H.B. Rowell, Jr.
                                        --------------------------
                                        Harry B. Rowell, Jr.
                                        Executive Vice President
                                        (Chief Financial and Accounting Officer)