Form 10-Q
period 1998-06-30
HUBBELL INC
filed 1998-08-07
CIK 48898

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1998
                                        -------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ TO ______________

Commission File Number 1-2958
                       ------

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

                                 YES /X/ NO / /

The number of shares of registrant's classes of common stock outstanding as of August 3, 1998 were:

                            Class A ($.01 par value) 10,941,000

                            Class B ($.01 par value) 54,998,000

                              HUBBELL INCORPORATED
                         PART I - FINANCIAL INFORMATION
ITEM 1                         FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          June 30, 1998       December 31, 1997
                                                                          -------------       -----------------
ASSETS
Current Assets:
   Cash and temporary cash investments                                      $   57,811           $   75,217
   Accounts receivable (net)                                                   207,321              191,027
   Inventories                                                                 297,070              275,886
   Prepaid taxes                                                                28,156               30,179
   Other                                                                         6,450               23,864
                                                                            ----------           ----------
TOTAL CURRENT ASSETS                                                           596,808              596,173

Property, Plant and Equipment (net)                                            276,782              251,933

Other Assets:
   Investments                                                                 212,078              205,578
   Purchase price in excess of net assets of companies acquired (net)          193,410              190,514
   Property held as investment                                                  12,260               11,249
   Other                                                                        29,404               29,337
                                                                            ----------           ----------
                                                                            $1,320,742           $1,284,784
                                                                            ==========           ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Commercial paper and notes                                               $   58,000           $      250
   Accounts payable                                                             68,376               60,909
   Accrued salaries, wages and employee benefits                                36,962               34,069
   Accrued income taxes                                                         33,687               38,338
   Dividends payable                                                            20,509               19,483
   Accrued consolidation and streamlining charge                                14,000               14,000
   Other accrued liabilities                                                    78,596               89,252
                                                                            ----------           ----------
TOTAL CURRENT LIABILITIES                                                      310,130              256,301

Long-Term Debt                                                                  99,551               99,519

Other Non-Current Liabilities                                                   95,813               95,810

Deferred Income Taxes                                                            1,993                2,898

Shareholders' Equity                                                           813,255              830,256
                                                                            ----------           ----------
                                                                            $1,320,742           $1,284,784
                                                                            ==========           ==========

See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                   JUNE 30                         JUNE 30
                                         --------------------------        --------------------------
                                            1998            1997             1998              1997
                                         ---------        ---------        ---------        ---------
NET SALES                                $ 372,480        $ 352,898        $ 712,221        $ 677,595

Cost of goods sold                         256,133          241,680          491,424          466,301
                                         ---------        ---------        ---------        ---------
GROSS PROFIT                               116,347          111,218          220,797          211,294
Selling & administrative expenses           56,205           53,659          107,527          103,754
                                         ---------        ---------        ---------        ---------

OPERATING INCOME                            60,142           57,559          113,270          107,540
                                         ---------        ---------        ---------        ---------
OTHER INCOME (EXPENSE):

       Investment income                     4,072            4,313            8,175            8,841
       Interest expense                     (2,623)          (1,785)          (4,336)          (3,583)
       Other income (expense), net            (698)            (923)          (1,199)          (1,778)
                                         ---------        ---------        ---------        ---------
TOTAL OTHER INCOME, NET                        751            1,605            2,640            3,480
                                         ---------        ---------        ---------        ---------
INCOME BEFORE INCOME TAXES                  60,893           59,164          115,910          111,020

Provision for income taxes                  16,745           17,749           31,875           33,306
                                         ---------        ---------        ---------        ---------
NET INCOME                               $  44,148        $  41,415        $  84,035        $  77,714
                                         =========        =========        =========        =========
EARNINGS PER SHARE - BASIC               $    0.67        $    0.62        $    1.26        $    1.16
                                         =========        =========        =========        =========
EARNINGS PER SHARE - DILUTED             $    0.65        $    0.60        $    1.23        $    1.13
                                         =========        =========        =========        =========

See notes to consolidated financial statements.

                              HUBBELL INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30
CASH FLOWS FROM OPERATING ACTIVITIES                                                           1998             1997
                                                                                             --------        ---------
Net income                                                                                   $ 84,035        $  77,714
Adjustments to reconcile net income to
net cash provided by operating activities:
     Depreciation and amortization                                                             25,942           25,039
     Deferred income taxes                                                                      1,034            2,353
     Expenditures for streamlining and consolidation                                           (1,573)          (5,927)
     Changes in assets and liabilities, net of the effect of business acquisitions:
         (Increase)/Decrease in accounts receivable                                           (15,554)         (14,170)
         (Increase)/Decrease in inventories                                                    (6,504)         (11,825)
         (Increase)/Decrease in other current assets                                           17,442            3,106
          Increase/(Decrease) in current operating liabilities                                (16,148)         (15,582)
         (Increase)/Decrease in other, net                                                        652            2,559
                                                                                             --------        ---------
Net cash provided by operating activities                                                      89,326           63,267
                                                                                             --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses                                                                     (20,498)          (3,077)
Additions to property, plant and equipment                                                    (44,076)         (24,802)
Purchases of investments                                                                      (17,493)          (4,296)
Repayments and sales of investments                                                            10,993            7,980
Other, net                                                                                      2,114              (30)
                                                                                             --------        ---------
Net cash used in investing activities                                                         (68,960)         (24,225)
                                                                                             --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of dividends                                                                          (38,910)         (34,653)
Commercial paper and notes - borrowings (repayments)                                           57,750          (15,685)
Exercise of stock options                                                                       4,295            1,926
Acquisition of treasury shares                                                                (60,907)          (7,540)
                                                                                             --------        ---------
Net cash provided (used) in financing activities                                              (37,772)         (55,952)
                                                                                             --------        ---------

Increase (Decrease) in cash and temporary cash investments                                    (17,406)         (16,910)

CASH AND TEMPORARY CASH INVESTMENTS

Beginning of period                                                                            75,217          134,397
                                                                                             --------        ---------

End of period                                                                                $ 57,811        $ 117,487
                                                                                             ========        =========

See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

1. Inventories are classified as follows: (in thousands)

                                                      JUNE 30,        DECEMBER 31,
                                                       1998             1997
                                                      --------        --------
Raw Material                                          $101,746         $ 96,455
Work-in-Process                                         84,918           74,284
Finished Goods                                         154,652          148,939
                                                      --------         --------
                                                       341,316          319,678
Excess of current
Production costs over
LIFO cost basis                                         44,246           43,792
                                                      --------         --------
                                                      $297,070         $275,886
                                                      ========         ========

2. Shareholders' Equity comprises: (in thousands)

                                                       JUNE 30,      DECEMBER 31,
                                                         1998            1997
                                                      ---------       ---------
Common Stock, $.01 par value:
Class A-authorized 50,000,000 shares,
   outstanding 10,968,921 and 11,146,062 shares       $    110        $     111
Class B-authorized 150,000,000 shares
   outstanding 55,052,671 and 55,880,945 shares            551              559
Additional paid-in-capital                             413,619          472,729
Retained earnings                                      410,986          366,887
Unrealized holding gains (losses) on securities             44               86
Cumulative translation adjustments                     (12,055)         (10,116)
                                                      ---------        ---------
                                                      $813,255         $830,256
                                                      =========        =========

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

3. The company has acquired three product lines and associated assets during 1998 for a cash purchase price of $20,498,000. The most recent of these acquisitions was the business and assets of Siescor Technologies, Inc. at the beginning of the second quarter. On February 14, 1997, Hubbell acquired Fargo Manufacturing Company, Inc. ("Fargo") based in Poughkeepsie, New York. Fargo manufactures distribution and transmission line products primarily for the electric utility market. Each share of Fargo common stock was converted into a right to receive shares or fractions thereof of Hubbell's Class B Common Stock and accordingly 1,170,572 shares of Class B Common Stock were issued. The acquisition of Fargo has been recorded under the purchase method of accounting with a cost of $43,100,000 net of cash acquired. Additionally, three product lines and associated assets were acquired during 1997 for $21,130,000 in cash.

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

4. The following table sets forth the computation of earnings per share for the three months ended March 31, (in thousands except per share data):

                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                               JUNE 30               JUNE 30
                                        -------------------     -------------------
                                         1998         1997        1998        1997
                                        -------     -------     -------     -------
Net Income                              $44,148     $41,415     $84,035     $77,414

Weighted average number of common        66,215      67,192      66,533      67,008
shares outstanding during the period

Common equivalent shares                  1,800       1,729       1,925       1,706
                                        -------     -------     -------     -------
Average number of shares outstanding     68,015      68,921      68,458      68,714

Earnings per share:
Basic                                   $  0.67     $  0.62     $  1.26     $  1.16
Diluted                                 $  0.65     $  0.60     $  1.23     $  1.13

5. In the opinion of management, the information furnished in Part I-Financial Information on Form 10-Q reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial statements for the periods indicated.

6. The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

                              HUBBELL INCORPORATED
ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1998

                               FINANCIAL CONDITION

         At June 30, 1998, the Company's financial position remained strong with working capital of $286.7 million and a current ratio of 1.9 to 1. Total borrowings at June 30, 1998, were $157.6 million, 19.4% of shareholders equity.

         The net decline in cash and temporary cash investments of $17.4 million for the six months ended June 30, 1998, reflects the following: expenditures for plant and equipment as part of the consolidation and streamlining initiative, the acquisition of treasury shares under the Company's share repurchase program, and quarterly dividend payment offset by cash provided from operating activities.

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

                              RESULTS OF OPERATIONS

         Consolidated net sales increased by 6% for the second quarter and 5% year-to-date, on improved shipment for Premise Wiring, Lighting and Pulse Communications combined with the acquisition of six product lines (three in 1997 and three in 1998). Operating income increased 5% for the quarter and first six months. Operating margins were essentially even with last year as profitability improvements offset the effects of workforce and production redeployment costs under the Company's consolidation and streamlining initiative which are being expensed as incurred; combined with increasing price competition and unfavorable foreign currency exchange rates.

Low Voltage segment sales increased by 5% for the second quarter and year-to-date periods on higher shipments of generally all products within the segment. Operating income increased approximately 4% for the quarter and year-to-date reflecting the growth in sales.

High Voltage segment sales declined 2% in the quarter and were essentially even with last year for the first six months. The effect of the acquisition of Fargo in February 1997 was offset by lower sales in the Asian and Canadian markets. Operating income increased 4% for the quarter and 9% for year-to-date on improved operating efficiencies and completing the assimilation of the Fargo acquisition.

The Other Industry segment sales increased 11% for the quarter and 8% for the first six months on increased sales of telecommunications and wire management products combined with the acquisition of the Siescor Technologies product line in April 1998. Operating profits increased 7% and 6% respectively for the quarter and year-to-date reflecting the growth in sales and the impact of redeployment expenses associated with the streamlining and consolidation of the fittings, switch and outlet box businesses.

Sales through the Company's international units declined by 9% in the second quarter and 2% year-to-date reflecting the weakened economies in Asia and Canada. Profitability was effected by unfavorable translation rates due to the strengthening of the US dollar against foreign currencies and combined with the lower sales volumes resulted in operating income declining by 13% in the quarter.

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 JUNE 30, 1998
                                   (CONTINUED)

         The effective income tax rate for 1998 was 27.5% versus 30% in 1997. The decrease in the effective tax rate reflects a higher level of tax benefit from Puerto Rico operations. Year-to-date net income increased 8% and diluted earnings per share increased 9%, respectively.

         The Company's consolidation and streamlining program is proceeding according to management's plan. At June 30, 1998, the accrual balance was $30,108,000. Through June 30, 1998, cumulative costs charged to the consolidation and streamlining accrual were $14,500,000 as follows (in millions):

                               Employee      Asset       Exist        Other
                               Benefits     Disposals    Costs        Costs        Total
                               -----        -----        -----        -----        -----
1997 Streamlining Charge       $15.6        $18.0        $ 6.1        $ 4.9        $44.6
Amounts Utilized in 1997         (.6)        (7.3)        (0.1)        (4.9)       (12.9)
Amounts Utilized in 1998        (1.2)        (0.1)        (0.3)        --           (1.6)
                               -----        -----        -----        -----        -----
Remaining Reserve              $13.8        $10.6        $ 5.7        $--          $30.1
                               =====        =====        =====        =====        =====

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 4, 1998:

1. The following nine (9) individuals were elected directors of the Company for the ensuing year to serve until the next Annual Meeting of Shareholders of the Company and until their respective successors may be elected and qualified, the affirmative votes being a majority of the voting power of all outstanding eligible shares all voting as a single class:

NAME OF INDIVIDUAL                       VOTES FOR        VOTES WITHHELD
------------------                       ---------        --------------
G. Jackson Ratcliffe                    241,134,636            557,251
Andrew McNally IV                       241,133,159            558,728
John A. Urquhart                        241,069,976            621,911
George W. Edwards, Jr                   240,925,806            766,081
E. Richard Brooks                       240,918,309            773,578
Daniel J. Meyer                         240,902,665            789,222
Horace G. McDonell                      240,826,995            864,892
Malcolm Wallop                          240,568,787          1,123,100
Joel S. Hoffman                         240,117,101          1,574,786

2. Price Waterhouse was ratified as independent accountants to examine the annual financial statements for the Company for the year 1998 receiving 241,454,807 affirmative votes, being a majority of the votes cast on the matter all voting as a single class, with 133,388 negative votes and 103,706 votes abstained.

3. The proposal relating to an amendment to the Company's Restated Certificate of Incorporation (the "Certificate") to permit the Company to engage in any lawful business for which corporations may be formed under the laws of the State of Connecticut, which appears on pages 21 and 22 of the proxy statement, dated March 23, 1998 (the "Proxy Statement"), and which proposal is incorporated herein by reference, has been approved with 240,902,331 affirmative votes, being a majority of the votes cast on the matter all voting as a single class, with 419,432 negative votes, and 370,159 votes abstained.

4. The proposal relating to an amendment to the Company's Certificate to provide additional indemnification to directors and officers of the Company and to permit indemnification for employees and agents in certain circumstances, which appears on pages 22 to 27 of the Proxy Statement, and which proposal is incorporated herein by reference, has been approved with 238,942,825 affirmative votes, being a majority of the votes cast on the matter all voting as a single class, with 2,073,674 negative votes, and 670,421 votes abstained.

5. The proposal relating to amendments to the Company's Certificate to provide for various conforming changes intended to update citations to the Connecticut General Statutes, to provide flexibility with respect to locating the Company's headquarters, and to ensure consistency of the language throughout the Certificate, which appears on pages 27 and 28 of the Proxy Statement, and which proposal is incorporated herein by reference, has been approved with 239,917,373 affirmative votes, being a majority of the votes cast on the matter all voting as a single class, with 960,434 negative votes, and 814,094 votes abstained.

6. The shareholder proposal relating to Board diversity, which appears on pages 28 to 30 of the Proxy Statement, and which proposal is incorporated herein by reference, has been rejected with 20,738,938 affirmative votes, being the affirmative vote of less than a majority of the votes cast on the matter all voting as a single class, with 196,263,797 negative votes, being a majority of the votes cast on the matter all voting as a single class, and 2,278,558 votes abstained.

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

NUMBER                            DESCRIPTION
------                            -----------

3a Restated Certificate of Incorporation, as amended and restated effective as of May 14, 1998*

27.      Financial Data Schedule (Electronic filings only)

----------

* Filed hereunder

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed for the six months ended June 30, 1998.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HUBBELL INCORPORATED

  Dated:    August 7, 1998              /s/      H. B. Rowell, Jr.
          ----------------              --------------------------
                                        Harry B. Rowell, Jr.
                                        Executive Vice President
                                        (Chief Financial and Accounting Officer)