Form 10-Q
period 1998-09-30
HUBBELL INC
filed 1998-11-16
CIK 48898

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended             SEPTEMBER  30, 1998


/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                  TO


Commission File Number                    1-2958


                              HUBBELL INCORPORATED
             (Exact name of registrant as specified in its charter)


            STATE OF CONNECTICUT                                06-0397030
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                        Identification No.)


      584 DERBY MILFORD ROAD, ORANGE, CT                         06477
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

                              YES       X             NO
                                   -----------            ------------

The number of shares of registrant's classes of common stock outstanding as of November 9, 1998 were:

                   Class A ($.01 par value)  10,833,000

                   Class B ($.01 par value)  54,924,000

                                    HUBBELL INCORPORATED
                               PART I - FINANCIAL INFORMATION
   ITEM 1                           FINANCIAL STATEMENTS
                                 CONSOLIDATED BALANCE SHEET
                                        (UNAUDITED)
                                       (IN THOUSANDS)

                                                                       SEPTEMBER  30, 1998     DECEMBER 31, 1997
ASSETS
Current Assets:
  Cash and temporary cash investments ...............................       $   87,174             $   75,217
  Accounts receivable (net) .........................................          200,302                191,027
  Inventories .......................................................          287,993                275,886
  Prepaid taxes .....................................................           28,509                 30,179
  Other .............................................................            5,329                 23,864
                                                                            ----------             ----------

TOTAL CURRENT ASSETS ................................................          609,307                596,173

Property, Plant and Equipment (net) .................................          285,209                251,933

Other Assets:
  Investments .......................................................          202,340                205,578
  Purchase price in excess of net assets of companies acquired  (net)          192,018                190,514
  Property held as investment .......................................           11,530                 11,249
  Other .............................................................           29,444                 29,337
                                                                            ----------             ----------

                                                                            $1,329,848             $1,284,784
                                                                            ==========             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Commercial paper and notes ........................................       $   54,800             $      250
  Accounts payable ..................................................           63,992                 60,909
  Accrued salaries, wages and employee benefits .....................           37,267                 34,069
  Accrued income taxes ..............................................           40,352                 38,338
  Dividends payable .................................................           20,434                 19,483
  Accrued consolidation and streamlining charge .....................           14,000                 14,000
  Other accrued liabilities .........................................           77,380                 89,252
                                                                            ----------             ----------

TOTAL CURRENT LIABILITIES ...........................................          308,225                256,301

Long-Term Debt ......................................................           99,566                 99,519

Other Non-Current Liabilities .......................................           95,269                 95,810

Deferred Income Taxes ...............................................              614                  2,898

Shareholders' Equity ................................................          826,174                830,256
                                                                            ----------             ----------
                                                                            $1,329,848             $1,284,784
                                                                            ==========             ==========



See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  THREE MONTHS ENDED                    NINE MONTHS  ENDED
                                                     SEPTEMBER 30                         SEPTEMBER 30


                                            1998                 1997               1998                 1997
                                         -----------         -----------         -----------         -----------

NET SALES .......................        $   361,590         $   351,765         $ 1,073,811         $ 1,029,360

Cost of goods sold ..............            250,681             243,722             742,105             710,023
                                         -----------         -----------         -----------         -----------

GROSS PROFIT ....................            110,909             108,043             331,706             319,337
Selling & administrative expenses             53,265              51,105             160,792             154,859
                                         -----------         -----------         -----------         -----------


OPERATING INCOME ................             57,644              56,938             170,914             164,478
                                         -----------         -----------         -----------         -----------

OTHER INCOME (EXPENSE):

     Investment income ..........              4,159               4,686              12,334              13,527
     Interest expense ...........             (2,636)             (1,898)             (6,972)             (5,481)
     Other income (expense), net                (845)               (213)             (2,044)             (1,991)
                                         -----------         -----------         -----------         -----------

TOTAL OTHER INCOME, NET .........                678               2,575               3,318               6,055
                                         -----------         -----------         -----------         -----------

INCOME BEFORE INCOME TAXES ......             58,322              59,513             174,232             170,533

Provision for income taxes ......             15,168              17,856              47,043              51,162
                                         -----------         -----------         -----------         -----------

NET INCOME ......................        $    43,154         $    41,657         $   127,189         $   119,371
                                         ===========         ===========         ===========         ===========

EARNINGS PER SHARE - BASIC ......        $      0.66         $      0.62         $      1.92         $      1.78
                                         ===========         ===========         ===========         ===========

EARNINGS PER SHARE - DILUTED ....        $      0.64         $      0.60         $      1.87         $      1.73
                                         ===========         ===========         ===========         ===========





See notes to consolidated financial statements.

                              HUBBELL INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30

CASH FLOWS FROM OPERATING ACTIVITIES                                                    1998               1997
------------------------------------                                                  ---------         ---------
Net income ...................................................................        $ 127,189         $ 119,371
Adjustments to reconcile net income to
net cash provided by operating activities:
   Depreciation and amortization .............................................           38,083            36,565
   Deferred income taxes .....................................................             (698)            4,607
   Expenditures for streamlining and consolidation ...........................           (2,878)           (7,269)
   Chages in assets and liabilities, net of the effect of business acquisitions:
      (Increase)/Decrease in accounts receivable .............................           (8,535)          (21,565)
      (Increase)/Decrease in inventories .....................................            2,573            (9,244)
      (Increase)/Decrease in other current assets ............................           18,562             3,916
      Increase/(Decrease) in current operating liabilities ...................          (14,810)           (1,712)
      (Increase)/Decrease in other, net ......................................            1,028             3,266
                                                                                      ---------         ---------
Net cash provided by operating activities ....................................          160,514           127,935
                                                                                      ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Acquisition of businesses ....................................................          (20,498)           (3,077)
Additions to property, plant and equipment ...................................          (64,850)          (44,756)
Purchases of investments .....................................................          (21,746)           (4,443)
Repayments and sales of investments ..........................................           24,984             8,075
Other, net ...................................................................            3,838            16,103
                                                                                      ---------         ---------
Net cash used in investing activities ........................................          (78,272)          (28,098)
                                                                                      ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Payment of dividends .........................................................          (59,314)          (54,159)
Commercial paper and notes - borrowings (repayments) .........................           54,550           (18,385)
Exercise of stock options ....................................................            5,315             3,160
Acquisition of treasury shares ...............................................          (70,836)           (8,674)
                                                                                      ---------         ---------
Net cash provided (used) in financing activities .............................          (70,285)          (78,058)
                                                                                      ---------         ---------

Increase (Decrease) in cash and temporary cash investments ...................           11,957            21,779

CASH AND TEMPORARY CASH INVESTMENTS
-----------------------------------

Beginning of period ..........................................................           75,217           134,397
                                                                                      ---------         ---------

End of period ................................................................        $  87,174         $ 156,176
                                                                                      =========         =========




See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


 1. Inventories are classified as follows:  (in thousands)

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      1998           1997
                                                   --------       --------

 Raw Material                                      $101,358       $ 96,455
 Work-in-Process                                     82,596         74,284
 Finished Goods                                     148,485        148,939
                                                   --------       --------

                                                    332,439        319,678

 Excess of current
 Production costs over
 LIFO cost basis                                     44,446         43,792
                                                   --------       --------

                                                   $287,993       $275,886
                                                   ========       ========



 2. Shareholders' Equity comprises: (in thousands)


                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1998           1997
                                                        ----           ----
 Common Stock, $.01 par value:
   Class A-authorized 50,000,000 shares,
   outstanding 10,868,221 and 11,146,062 shares      $    109       $   111
   Class B-authorized 150,000,000 shares
   outstanding 54,958,397 and 55,880,945 shares           550           559
 Additional paid-in-capital                           404,791       472,729
 Retained earnings                                    433,824       366,887
 Unrealized gains (losses) on securities                   37            86
 Cumulative translation adjustments                   (13,137)      (10,116)
                                                      -------      --------

                                                     $826,174      $830,256
                                                     ========      ========

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


 3.The Company has acquired three product lines and associated assets during 1998 for a cash purchase price of $20,498,000. The most recent of these acquisitions was the business and assets of Siescor Technologies, Inc. at the beginning of the second quarter. On February 14, 1997, Hubbell acquired Fargo Manufacturing Company, Inc. ("Fargo") based in Poughkeepsie, New York. Fargo manufactures distribution and transmission line products primarily for the electric utility market. Each share of Fargo common stock was converted into a right to receive shares or fractions thereof of Hubbell's Class B Common Stock and accordingly 1,170,572 shares of Class B Common Stock were issued. The acquisition of Fargo has been recorded under the purchase method of accounting with a cost of $43,100,000 net of cash acquired. Additionally, three product lines and associated assets were acquired during 1997 for $21,130,000 in cash.

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

 4.The following table sets forth the computation of earnings per share and comprehensive income for the three and nine months ended September 30, (in thousands except per share data):

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30                   SEPTEMBER 30
                                                        ------------                   ------------

 EARNINGS PER SHARE                                  1998             1997            1998            1997
 ------------------                                ---------       ---------       ---------       ---------

Net Income ..................................      $  43,154       $  41,657        $127,189        $119,371
                                                   ---------       ---------       ---------       ---------

Weighted average number of common
shares outstanding during the period, basic..         65,827          67,211          66,318          67,211
Common equivalent shares ....................          1,414           1,857           1,734           1,621
                                                   ---------       ---------       ---------       ---------
Average number of shares outstanding, diluted         67,241          69,068          68,052
                                                                                                      68,832

Earnings per share
  Basic .....................................      $    0.66       $    0.62       $    1.92       $    1.78
                                                   ---------       ---------       ---------       ---------
  Diluted ...................................      $    0.64       $    0.60       $    1.87       $    1.73
                                                   ---------       ---------       ---------       ---------

COMPREHENSIVE INCOME
--------------------
  Net Income ................................      $  43,154       $  41,657       $ 127,189       $ 119,371
  Changes in:
     Cumulative Translation Adjustment                (1,082)           (167)         (3,021)           (643)
     Unrealized gains (losses) on securities              (7)             11             (49)           (163)
                                                   ---------       ---------       ---------       ---------
     Comprehensive Income ...................      $  42,065       $  41,501       $ 124,119       $ 118,565
                                                   ---------       ---------       ---------       ---------


 5.In the opinion of management, the information furnished in Part I-Financial
   Information on Form 10-Q reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial statements for the periods indicated.

 6.The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

                               HUBBELL INCORPORATED
 ITEM 2             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998


                              FINANCIAL CONDITION

 At September 30, 1998, the Company's financial position remained strong with working capital of $301.1 million and a current ratio of 2.0 to 1. Total borrowings at September 30, 1998, were $154.4 million, 18.7% of shareholders equity.

 The net increase in cash and temporary cash investments of $12.0 million for the nine months ended September 30, 1998, reflects the following: expenditures for plant and equipment as part of the consolidation and streamlining initiative, the acquisition of treasury shares under the Company's share repurchase program, and quarterly dividend payment offset by cash provided from operating activities and the issuance of commercial paper.

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

                              RESULTS OF OPERATIONS

Consolidated net sales increased by 3% for the third quarter and 4% year-to-date, on improved shipments for Premise Wiring, Lighting and Pulse Communications combined with the acquisition of six product lines (three in 1997 and three in 1998). Operating income increased 1% for the quarter and 4% year-to-date. Operating margins were essentially even with last year as profitability improvements offset the effects of workforce and production redeployment costs under the Company's consolidation and streamlining initiative which are being expensed as incurred; combined with increasing price competition and unfavorable foreign currency exchange rates.

Low Voltage segment sales increased by 4% for the third quarter and 5% year-to-date on higher shipments of generally all products within the segment. Operating income increased approximately 1% for the quarter and 3% year-to-date reflecting the growth in sales.

High Voltage segment sales declined 1% in the quarter and were slightly below last year for the first nine months. The effect of the acquisition of Fargo in February 1997 was offset by lower sales in the Asian and Canadian markets. Operating income increased 10% for the quarter and for year-to-date periods on improved operating efficiencies from the streamlining initiative and completing the assimilation of the Fargo acquisition.

The Other Industry segment sales increased 4% for the quarter and 7% for the first nine months on increased sales of telecommunications and wire management products combined with the acquisition of the Siescor Technologies product line in April 1998. Operating profits remained essentially even with last year for the quarter and increased 4% year-to-date reflecting the growth in sales and the impact of redeployment expenses associated with the streamlining and consolidation of the fittings, switch and outlet box businesses.

Sales through the Company's international units declined by 4% in the third quarter and 3% year-to-date reflecting the weakened economies in Asia and Canada. Profitability was effected by unfavorable translation rates due to the strengthening of the US dollar against foreign currencies and combined with the lower sales volumes resulted in operating income declining by 5% year-to-date.

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998
                                   (CONTINUED)


      The effective income tax rate for 1998 was 27% versus 30% in 1997. The decrease in the effective tax rate reflects a higher level of tax benefit from Puerto Rico operations. Year-to-date net income increased 7% and diluted earnings per share increased 8%.

                   CONSOLIDATION AND STREAMLINING INITIATIVES

      The Company's consolidation and streamlining program is proceeding according to management's plan. At September 30, 1998, the accrual balance was $28,808,000. Through September 30, 1998, cumulative costs charged to the consolidation and streamlining accrual were $15,800,000 as follows (in millions):

                            Employee      Asset       Exit       Other
                            Benefits    Disposals     Costs      Costs      Total
                              -----       -----       -----      -----      ------
1997 Streamlining Charge      $15.6       $18.0       $ 6.1      $ 4.9      $44.6
Amounts Utilized in 1997        (.6)       (7.3)       (0.1)      (4.9)     (12.9)
Amounts Utilized in 1998       (2.0)       (0.5)       (0.4)        --       (2.9)
                              -----       -----       -----      -----      -----
Remaining Reserve ......      $13.0       $10.2       $ 5.6        $--      $28.8
                              =====       =====       =====      =====      =====


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

During 1995, the Company established a task force which assessed the impact the Year 2000 could have on the Company's operations and its relationship with customers and vendors. The assessment resulted in development of appropriate corrective action plans which addressed the following areas:

     - Internal business support systems (operations, engineering, accounting, etc.)
     - Equipment and controls used in the factory and offices (presses, injection molders, photocopiers, phone systems, etc.)
     - Products sold that include electronic components
     - Third party suppliers for materials and supplies
     - Key Service providers (banks, transportation companies, gas and electric utilities, communication networks, etc.)
     - Customers' ability to place orders electronically with the Company

The corrective action plan for the Company's business support systems included
(a) identification of software and data processing equipment that was not Year 2000 ready, (b) the necessary modification, upgrade or replacement, (c) testing and (d) establishing a timetable with estimated costs. The identification phase was completed in 1996 and corrective activity has progressed within each of the business platforms as follows:

     Wiring Systems:        Software and equipment upgrades are in place with
     ---------------        testing in process. Work is scheduled to be
                            completed in the first quarter of 1999.

     Lighting:              Completed Year 2000 modification of its main
     ---------              business system in 1997. Supplemental software
                            packages are being upgraded with completion targeted for the fourth quarter of 1998.

     Electrical Products:   Business units are migrating to a common operating
     --------------------   environment that is Year 2000 compliant. Work has
                            been completed on all business units except for Raco which is scheduled for completion in first quarter of 1999.

     Power Systems:         All business units are on Year 2000 compliant
     --------------         systems except for the A.B. Chance Company which is
                            targeted to complete its migration to the Year 2000 compliant system during the first quarter of 1999.

     Special Technology:    All operations have upgraded their business
     -------------------    operating system to be Year 2000 compliant except
                            for Hubbell Industrial Controls and Gleason Reel which are making modifications to their systems with a completion scheduled for second quarter of 1999.

     International:         The Canadian business systems were replaced during
     --------------         1997 with Year 2000 compliant products. England,
                            1997 with Year 2000 compliant products. England,
                            S.E. Asia and Mexico are upgrading their system and should be completed by the second quarter of 1999.

All equipment and controls used by the Company in its factories, offices and warehouses have been inventoried for Year 2000 risk. No critical equipment was identified that needs Year 2000 update. Testing and verification is on-going, and as needed, equipment is being upgraded or replaced.

The Company's business units have reviewed their product lines for Year 2000 compliance, with the exception of Hipotronics, which will be finished by the end of 1998. To date, no Year 2000 compliance issues with regard to the Company's products have been identified.

The action plans also address the impact that Year 2000 issues may have on vendors for materials and supplies with respect to the Company. Efforts are underway to evaluate supplier's Year 2000 readiness and to determine alternatives and contingency plans such as alternate supply sources and accumulation of inventory. Approaches to reducing supply disruptions will vary by business and facility and are intended as a means of managing the risk but cannot eliminate the potential for disruption due to a third party. Corrective actions are to be completed or contingency plans initiated by the third quarter of 1999.

The Company's key service providers have been contacted to determine their Year 2000 readiness and, where appropriate, testing of transactions are being made. With regard to utilities, such as gas and electric, the Company is relying on their statement of Year 2000 compliance as testing is not necessarily feasible.

The Company is also dependent upon its customers for sales and cashflow. Interruptions in our customers' ability to place orders with the Company electronically due to Year 2000 issues could result in reduced sales, increased inventories or receivables and lower cashflows. While these events are possible, the diversity of the Company's customer base is broad enough to minimize the effects of a single occurrence. Steps are being taken to monitor customers' Year 2000 readiness, including testing of transactions, as a means of determining risks and alternatives with a target completing of the second quarter 1999.


Estimated expenditures for the corrective actions plan of the Company are $20 million with approximately 60% having been spent to date. Cost for replacement of software and equipment are capitalized in accordance with Company policies while costs of modifications are expensed as incurred. The Company does not seperately track the internal labor costs incurred for the year 2000 issues.

At this time, activities have been progressing in accordance with the action plans and executive management is monitoring programs. Critical milestones in the plans are to be completed by the end of the first quarter of 1999. Failure to meet the milestones would provide advance notice and steps will be taken to minimize potential affects and implement alternative actions including manual processing.

While the Company believes its efforts to address the Year 2000 Issue will be successful in avoiding any material adverse effect on the Company's operations or financial condition, it recognizes that failing to resolve Year 2000 issues on a timely basis would, in a "most reasonably likely worst case scenario", significantly limit its ability to manufacture and distribute its products and process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, the Company could be significantly affected by the failure of one or more significant suppliers, customers or components of the infrastructure to conduct their respective operations after 1999. Adverse affects on the Company could include, among other things, business disruption, increased costs, loss of business and other similar risks.

                          FORWARD LOOKING STATEMENTS

Certain statements under the caption "Impact of the Year 2000 Issues" are forward looking. These may be identified by the use of forward-looking words or phrases, such as "believe", "expect", "anticipate", "should", "plan", "estimated", "potential", "target", "goals" and "scheduled", among others. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's assessment of Year 2000 issues to differ materially from the actual impact of Year 2000 issues. The risks and uncertainties that may affect the Company's assessment of Year 2000 issues includes (1) the complexity involved in ascertaining all situations in which Year 2000 issues may arise; (2) the ability of the Company to obtain the services of sufficient personnel to implement the program; (3) possible increases in the cost of personnel required to implement the program; (4) absence of delays in scheduled deliveries of new hardware and software from third party suppliers; (5) the receipt and the reliability of responses from suppliers, customers and others to whom compliance inquiries are being made; (6) the ability of material third parties to bring their affected system into compliance and (7) absence of unforeseen events which could delay timely implementation of the program.

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION


 ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

 EXHIBITS

 NUMBER                       DESCRIPTION

 27.  Financial Data Schedule (Electronic filings only)

 -----------------------------

 * Filed hereunder

 REPORTS ON FORM 8-K

 There were no reports on Form 8-K filed for the nine months ended September 30, 1998.

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              HUBBELL INCORPORATED



 Dated:   November 16, 1998               /s/      Timothy H. Powers
         ---------------------                ---------------------------
                                          Timothy H. Powers
                                          Senior Vice President and
                                          Chief Financial Officer