Form 10-K
period 1998-12-31
HUBBELL INC
filed 1999-03-24
CIK 48898

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

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

     Class A Common  -  $.01 par value (20 votes per share)                      New York Stock Exchange
     Class B Common  -  $.01 par value (1 vote per share)                        New York Stock Exchange
     Series A Junior Participating Preferred Stock Purchase Rights               New York Stock Exchange
     Series B Junior Participating Preferred Stock Purchase Rights               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 12, 1999 was $2,397,740,000. The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of March 12, 1999 was 10,673,000 and 54,549,000, respectively.

                       Documents Incorporated by Reference

      The definitive proxy statement for the proposed annual meeting of stockholders to be held on May 3, 1999, filed with the Commission on March 29, 1999 - Part III.

------------------

   * Calculated by excluding all shares held by executive Officers and Directors of Registrant and the Roche Trust, the Hubbell Trust and the Harvey Hubbell Foundation, without conceding that all such persons are "affiliates" of registrant for purpose of the Federal Securities Laws.

                                                                          Page 2
                                     PART I

Item 1.           Business

Hubbell Incorporated (herein referred to as "Hubbell", the "Company" or the "registrant", which references shall include its divisions and subsidiaries as the context may require) was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. For over a century, Hubbell has manufactured and sold high quality electrical and electronic products for a broad range of commercial, industrial, telecommunications, and utility applications. Since 1961, Hubbell has expanded its operations into other areas of the electrical industry and related fields. Hubbell products are now manufactured or assembled by twenty-three divisions and subsidiaries in the United States, Canada, Puerto Rico, Mexico, the United Kingdom and Singapore. Hubbell also participates in joint ventures with partners in South America, Germany and Taiwan, and maintains sales offices in Malaysia, Mexico, Hong Kong, South Korea, and the Middle East.

Hubbell is primarily engaged in the engineering, manufacture and sale of electrical and electronic products. For management reporting and control, the businesses are divided into four operating segments: Electrical, Power, Telecommunications and Other, as described below. Reference is made to pages 45 and 46 for information relative to Industry Segment and Geographic Area Information for 1998, 1997 and 1996.

During 1998, Hubbell acquired the following three lighting businesses to augment the existing lighting products portfolio: (a) Devine Lighting of Kansas City, MO which specializes in design-oriented architectural outdoor lighting fixtures;
(b) Sterner Lighting based in Eden Prairie, MN which designs and manufactures specification grade outdoor lighting fixtures and custom lighting products and indoor sports and arena lighting; and (c) Chalmit Lighting based in Hilington, Scotland which designs and manufactures lighting fixtures for hazardous and corrosive locations. To broaden the Company's telecommunications product lines, during 1998, Hubbell acquired certain assets of Siescor Technologies, Inc. based in Tulsa, OK. Siescor designs and manufactures digital loop carrier systems used to connect subscribers to central office telephone switches for voice and data communications over copper, fiber and digital microwave networks.

                               ELECTRICAL SEGMENT

The Electrical Segment is comprised of businesses that primarily sell through distributors, lighting showrooms, and home centers and represents stock items including standard and special application wiring device products, lighting fixtures, fittings, switches and outlet boxes, enclosures and wire management products. The products are typically used in industrial, commercial, and institutional facilities by electrical contractors, maintenance personnel and electricians.

Electrical Wiring Devices

Hubbell manufactures and sells highly durable and reliable wiring devices which are supplied principally to industrial, commercial and institutional customers. These products, comprising several thousand catalog items, include plugs, dimmers, receptacles (including surge suppressor units), wall outlets, connectors, adapters, floor boxes, switches, occupancy sensors (including passive infrared and ultrasonic motion sensing devices), lampholders, control switches, pendants, weatherproof enclosures, and wallplates. Pin-and-sleeve devices built to IEC (International Electrotechnical Commission) and new UL standards have incorporated improved water and dust-tight construction and impact resistance. Switch and receptacle wall plates feature proprietary thermoplastic materials offering high impact resistance and durability, and are available in a variety of colors and styles. Delivery systems, including nonmetallic surface raceway systems for power, data and communications distribution, provide efficiency and flexibility in both initial installations and remodeling applications. Hubbell also sells wiring devices for use in certain environments requiring specialized products, such as multi-pin connectors and cable assemblies for the connection of sensors in materials processing, modular cable protection systems, and portable power distribution units with ground fault protection for commercial and industrial applications. Some of the portable power distribution units contain a number of outlets to which electrically-powered equipment may be simultaneously connected for ground fault protection. GFR(R) ground fault units protect the user from electrical shock by interrupting the circuit to which they are connected when a fault to ground is detected. Hubbell also manufactures and/or sells components designed for use in local area networks (LANs) and other telecommunications applications supporting high speed data and voice signals. Primary products include work station modular jacks, faceplates, Networker(R) surface housings, modular furniture plates, cross connect patch panels, connectorized cable assemblies, punch down blocks, free standing racks, enclosures and other products used for installation, testing and distribution of LANs. These products support unshielded, shielded and fiber optic media types and typically service commercial, institutional and industrial applications.

Lighting Fixtures

Hubbell manufactures and sells lighting fixtures and accessories for both indoor and outdoor applications with three basic classifications of products: Outdoor, Industrial and Commercial. The Outdoor products include poles, MiniLiter(R) and Sterner's Infranor(TM) floodlights, Devine's Geometric 2000 series fixtures and Magnusquare(R) II Architectural fixtures which are used to illuminate service stations, outdoor display signs, parking lots, security areas, shopping centers and similar areas, and Sportsliter(R) fixtures which are used to illuminate athletic and recreational fields. In addition, a line of Lightscaper(R) decorative outdoor fixtures is sold for use in landscaping applications such as pools, gardens and walkways. The Industrial products include Superbay(R) 2.0, Controlux(R) 2.0, Superwatt(R), The Detector(TM), and Kemlux(R) fixtures used to illuminate factories, work spaces, and similar areas, including specialty requirements such as paint rooms, clean rooms and warehouses. The Commercial products include HID, fluorescent, Pathfinder(R) emergency and exit, and recessed and track fixtures which are used for offices, schools, hospitals, retail stores, and similar applications. The fixtures use high-intensity discharge lamps, such as mercury-vapor, high-pressure sodium, and metal-halide lamps, as well as quartz, fluorescent and incandescent lamps, all of which are purchased from other sources. Hubbell also manufactures a broad range of track and down lighting fixtures and accessories sold under the Marco(R) trademark, a line of life safety products, fixtures and related components which are used in specialized safety applications, and a line of IEC lighting fixtures designed for hazardous, hostile and corrosive applications sold under the Chalmit(TM) trademark.

Outlet Boxes, Enclosures and Fittings

Hubbell manufactures and/or sells: (a) under the Raco(R) trademark, steel and plastic boxes used at outlets, switch locations and junction points; (b) a broad line of metallic and plastic fittings, including rigid plastic conduit fittings, EMT (thinwall) fittings and metal conduit fittings; (c) a family of nonmetallic electrical products including conduit tubing and Bell Outdoor(R) outlet boxes;
(d) a variety of electrical boxes, covers, combination devices, lampholders and lever switches manufactured under the Bell(R) trademark, with an emphasis on weather-resistant types suitable for outdoor applications; and (e) under the Wiegmann(R) trademark, a full-line of fabricated steel enclosures such as rainproof and dust-tight panels, consoles and cabinets, wireway and electronic enclosures and a line of non-metallic enclosures. Wiegmann products are designed to enclose and protect electrical conductors, terminations, instruments, power distribution and control equipment.

Holding Devices

Hubbell manufactures and sells a line of Kellems(R) and Bryant(R) mesh grips used to pull, support and relieve stress in elongated items such as cables, electrical cords, hoses and conduits, a line of Gotcha(R) cord connectors designed to prevent electrical conductors from pulling away from electrical terminals to which the conductors are attached, and wire management products including non-metallic surface raceway products for wiring and flexible conduit for OEM applications. The grips are sold under the Dua Pull(R) and Economy(R) trademarks and range in size and strength to accommodate differing application needs. The mesh of the grip is designed to tighten around the gripped items.

Hazardous and Hostile Location Application Products

Hubbell's special application products, which are sold under the Killark(R) trademark, include weatherproof and hazardous location products suitable for standard, explosion-proof and other hostile area applications, include conduit raceway fittings, Disconex(R) switches, enclosures, HostileLite(R) lighting fixtures, electrical distribution equipment, standard and custom electrical motor controls, junction boxes, plugs and receptacles. Hazardous locations are those areas where a potential for explosion and fire exists due to the presence of flammable gasses, fibers, vapors, dust or other easily ignitable materials and include such applications as refineries, petro-chemical plants, grain elevators and material processing areas.

Sales and Distribution of Electrical Segment Products

A majority of Hubbell's Electrical Segment products are stock items and are sold through electrical distributors, home centers, some retail and hardware outlets, and lighting showrooms. Special application products are sold primarily through wholesale distributors to contractors, industrial customers and original equipment manufacturers. Voice and data signal processing equipment products are represented worldwide through a direct sales organization and by selected, independent telecommunications representatives, primarily sold through datacom, electrical and catalogue distribution channels. Hubbell maintains a sales and marketing organization to assist potential users with the application of certain products to their specific requirements, and maintains regional offices in the United States which work with architects, engineers, industrial designers, original equipment manufacturers and electrical contractors for the design of electrical systems to meet the specific requirements of industrial and commercial users. Hubbell is also represented by sales representatives for its lighting fixtures and electrical wiring devices product lines. The sales of Electrical Segment products accounted for approximately 57% of Hubbell's total revenue in 1998 and 56% in 1997 and in 1996.

                                  POWER SEGMENT

Power Segment operations are comprised of products used in the transmission and distribution of electricity and are sold through distributors and directly to users such as electric utilities, industrial firms, and engineering and construction firms. Segment products are comprised of wire and cable, insulators, surge arresters, switches, cutouts, sectionalizers and construction materials and tools for the building and maintenance of overhead and underground power and telephone lines.

Insulated Wire and Cable

Hubbell manufactures and sells under the Kerite(R) trademark premium quality, high performance, insulated power cable for application in critical circuits of electric utilities and major industrials. This product line utilizes proprietary insulation systems and unique designs to meet the increasingly demanding specifications of its customers. Applications include generating plants, underground and underwater transmission and distribution systems, petrochemical and pharmaceutical plants and mines. Hubbell also manufactures (a) specially-designed cable for supplying power to submersible pumps in oil wells, which cable is designed to offer increased service life in the extreme temperature and corrosive conditions encountered in these adverse environments, and (b) accessories for splicing and terminating cable ends.

Electrical Transmission and Distribution Products

Hubbell manufactures and sells, under the Ohio Brass(TM) and OB(TM) registered trademarks, a complete line of polymer insulators and high-voltage surge arresters used in the construction of electrical transmission and distribution lines and substations. The primary focus in this product area are the Hi-Lite(R), Hi*LiteXL(R) and Veri*Lite(R) polymer insulator lines and the polymer housed metal-oxide varistor surge arrester lines. Electrical transmission products, primarily Hi*LiteXL suspension insulators, are used in the expansion and upgrading of electrical transmission capability.

Hubbell manufactures and sells, under the Chance(R) trademark, products used in the electrical transmission, distribution and telecommunications industries, including overhead and underground electrical apparatus such as (a) distribution switches (to control and route the flow of power through electrical lines); (b) cutouts, sectionalizers, and fuses (to protect against faults and over-current conditions on power distribution systems); and (c) fiberglass insulation systems (pole framing and conductor insulation).

Hubbell manufactures and sells, under the Anderson(TM) trademark, electrical connectors and associated hardware including pole line, line and tower hardware, compression crimping tools and accessories, mechanical and compression connectors, suspension clamps, terminals, supports, couplers, and tees for utility distribution and transmission systems, substations, and industry.

Hubbell manufactures and sells, under the Fargo(R) trademark, electrical power distribution and transmission products, principally for the utility industry. Distribution products include electrical connectors, automatic line splices, dead ends, hot line taps, formed wire products, wildlife protectors, and various associated products. Transmission products include splices, sleeves, connectors, dead ends, spacers and dampers. Products also consist of original equipment and resale products including substation fittings for cable, tube and bus as well as underground enclosures, wrenches, hydraulic pumps and presses, and coatings.

Construction Materials/Tools

Hubble manufactures, and sells under the Chance(R) trademark, (a) line construction materials, including helical anchors used to hold overhead power and communications lines erect, for tower, streetlight pole, pipeline, bracket assemblies for use with Helical Pier(R) anchor systems for underpinning foundations, and a variety of farm, home and construction anchoring, tie-back and holding applications; (b) pole line hardware, including galvanized steel fixtures and extruded plastic materials used in overhead and underground line construction and connectors, and other accessories for making high voltage connections and linkages;

(c) construction tools and accessories for building overhead and underground power and telephone lines; and (d) hot-line tools (all types of tools mounted on insulated poles used to construct and maintain energized high voltage lines) and other safety equipment.

Sales and Distribution of Power Segment Products

Sales of high-voltage products are made through distributors and directly to users such as electric utilities, mining operations, industrial firms, and engineering and construction firms engaged in electric transmission projects. While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a decrease in purchases by public utilities does affect this category. The sale of power segment products accounted for approximately 28% of Hubbell's total revenue in 1998 and in 1997 and 27% in 1996.

                          TELECOMMUNICATIONS SEGMENT

Telecommunication operations design and manufacture voice and data signal processing components primarily used by telephone and telecommunications companies and consists of channel cards and banks for loop and trunk carriers, and racks and cabinets.

Hubbell designs, manufactures and sells, under the Pulsecom(R) trademark, a broad range of communications access solutions for use by the telephone and telecommunications industry. These solutions encompass a comprehensive product line ranging from POTS to ISDN to high-speed internet and broadband access solutions designed to assist Network Access Providers (NAPs) in offering their customers quality and cost-effective voice and data services. Hubbell's (a) Wave Pacer(TM) xDSL solutions enable delivery of high speed network access for data-intensive applications such as telecommuting, branch office connectivity, and remote internet access; (b) remote access multiplexers provide asymetric digital subscriber line (ADSL) services to remote locations and are capable of interfacing with any vendor's equipment in the central office; (c) DLC solutions to multiplex traffic from many users over a single link using existing copper or fiber facilities providing easier and more cost-effective service to new users since fewer and smaller cables are required for providing expanded service; and
(d) D4 solutions to provide delivery of integrated voice and data services. Customers of these product lines include various telecommunications companies, the Regional Bell Operating Companies (RBOCs), independent telephone companies, competitive local exchange carriers, companies with private networks, and internet service providers. These products are sold primarily by direct sales to customers in the United States and in foreign countries through sales personnel and sales representatives. Telecommunication segment products accounted for approximately 10% of Hubbell's total revenue in 1998 and in 1997 and 11% in 1996.

                             OTHER INDUSTRY SEGMENT

The Other Industry Segment consists of operations that design and manufacture test and measurement equipment, high voltage power supplies and variable transformers, industrial controls including motor speed controls, pendant-type push-button stations, overhead crane controls, and Gleason(R) electric cable and hose reels. Products are sold primarily to steel mills, industrial complexes, seaports, and cable manufacturers.

High Voltage Test and Measurement Equipment

Hubbell manufactures and sells, under the Hipotronics(R) trademark, a broad line of high voltage test and measurement systems to test materials and equipment used in the generation, transmission and distribution of electricity, and high voltage power supplies for use in the electrical and electronic industries. Principal products include AC/DC hipot testers and megohmmeters, cable fault location systems, oil testers and DC hipots, impulse generators and digital measurement systems, AC series resonant and corona detection systems, DC test sets and power supplies, variable transformers, voltage regulators, and motor and transformer test sets.

Industrial Controls

Hubbell manufactures and sells a variety of heavy-duty electrical and radio control products which have broad application in the control of industrial equipment and processes. These products range from standard and specialized industrial control components to combinations of components that control industrial manufacturing processes. Standard products include motor speed controls, pendant-type push-button stations, power and grounding resistors and overhead crane controls. Also manufactured and sold are a line of transfer switches used to direct electrical supply from alternate sources, and a line of fire pump control products used in fire control systems.

Hubbell manufactures, under the Gleason(R) trademark, industrial-quality cable management products including electric cable and hose reels, protective steel and nylon cable tracks (cable and hose carriers), cable festooning hardware, highly engineered container crane reels and festoons for the international market, slip rings, and a line of ergonomic tool support systems (workstation accessories and components such as balancers, retractors, torque reels, tool supports, boom and jib kits).

Hubbell's Other Industry Segment products are sold through electrical distributors and sales representatives to contractors, industrial customers and original equipment manufacturers, with the exception of high voltage test and measurement equipment which is sold primarily by direct sales to customers in the United States and in foreign countries through its sales engineers and independent sales representatives.

The sale of products in the Other Industry Segment accounted for approximately 5% of Hubbell's total revenue in 1998 and 6% in 1997 and in 1996.

                INFORMATION APPLICABLE TO ALL GENERAL CATEGORIES

International Operations

Hubbell Ltd. in the United Kingdom manufactures and/or markets fuse switches, contactors, selected wiring device products, lighting fixtures, premise wiring products, specialized control gear, chart recording products, and industrial control products used in motor control applications such as fuse switches and contactors.

Hubbell Canada Inc. and Hubbell de Mexico, S.A. de C.V. manufacture and/or market wiring devices, premise wiring products, lighting fixtures, grips, fittings, non-metallic switch and outlet boxes, hazardous location products, electrical transmission and distribution products and helical anchoring systems for pipeline buoyancy control. Industrial control products are sold in Canada through an independent sales agent.

Harvey Hubbell S.E. Asia Pte. Ltd. assembles and/or markets wiring devices, premise wiring products, lighting fixtures, hazardous location products, electrical transmission and distribution products and cable.

Hubbell also manufactures lighting products, wiring devices, weatherproof outlet boxes, fittings, and power products in Juarez, Mexico. Hubbell also has interests in various other international operations such as joint ventures in South America, Germany and Taiwan, and sales offices in Malaysia, Hong Kong, South Korea and the Middle East.

The wiring devices sold by Hubbell's operations in the United Kingdom, Singapore, Canada and Mexico are similar to those produced in the United States, most of which are manufactured in the United States and Puerto Rico.

As a percentage of total sales, international shipments from foreign subsidiaries were 6% in 1998, 1997 and 1996, with the Canadian market representing approximately 60% of the total.

Raw Materials

Principal raw materials used in the manufacture of Hubbell products include steel, brass, copper, aluminum, bronze, plastics, phenolics, bone fiber, elastomers and petrochemicals. Hubbell also purchases certain electrical and electronic components, including solenoids, lighting ballasts, printed circuit boards, integrated circuit chips and cord sets, from a number of suppliers. Hubbell is not materially dependent upon any one supplier for raw materials used in the manufacture of its products and equipment and, at the present time, raw materials and components essential to its operation are in adequate supply.

Patents

Hubbell has approximately 850 active United States and foreign patents covering many of its products, which expire at various times. While Hubbell deems these patents to be of value, it does not consider its business to be dependent upon patent protection. Hubbell licenses under patents owned by others, as may be needed, and grants licenses under certain of its patents.

Working Capital

Hubbell maintains sufficient inventory to enable it to provide a high level of service to its customers. The inventory levels, payment terms and return policies are in accord with the general practices of the electrical products industry and standard business procedures.

Backlog

Backlog of orders believed to be firm at December 31, 1998 and 1997 were approximately $85.5 million and $77.8 million, respectively. Most of the backlog is expected to be shipped in the current year. Although this backlog is important, the majority of Hubbell's revenues result from sales of inventoried products or products that have short periods of manufacture.

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

Employees

As of December 31, 1998, Hubbell had approximately 10,600 full-time employees, including salaried and hourly personnel. Approximately 40% of Hubbell's United States employees are represented by 13 labor unions. Hubbell considers its labor relations to be satisfactory.

Item 2.           Properties

A list of Hubbell's material manufacturing facilities, classified by segment is included on Page 47 hereof under Industry Segment and Geographical Area Information.

Item 3.           Legal Proceedings

There are no material pending legal proceedings to which Hubbell or any of its subsidiaries is a party or of which any of their property is the subject, other than ordinary and routine litigation incident to their business.

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

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

Market Prices (Dollars Per Share)                       Common A                          Common B
                                                        --------                          --------
Years Ended December 31,                           High           Low              High             Low
------------------------                           ----           ---              ----             ---
1998-First quarter                                 48 1/2         44 3/16          51 15/16         46 15/16
1998-Second quarter                                48 13/16       43 5/8           52 3/16          41 5/8
1998-Third quarter                                 44 5/8         35 3/8           44 13/16         35 1/2
1998-Fourth quarter                                42 15/16       34 1/4           42 3/4           34 9/16

1997-First quarter                                 40 3/4         37 1/2           45 1/8           41
1997-Second quarter                                43 1/8         38 3/4           46 1/2           41 3/4
1997-Third quarter                                 46 7/16        42 3/4           49 3/16          45
1997-Fourth quarter                                47 3/16        42 3/8           50 1/2           43 15/16

Dividends Declared (Cents Per Share)                     Common A                       Common B
Years Ended December 31,                            1998          1997            1998           1997
------------------------                            ----          ----            ----          -----
First quarter                                         29            26              29             26
Second quarter                                        31            29              31             29
Third quarter                                         31            29              31             29
Fourth quarter                                        31            29              31             29

Number of Common Shareholders
At December 31,                          1998            1997            1996            1995            1994
---------------                          ----            ----            ----            ----            ----
Class A                                  1,176           1,242           1,285           1,308           1,327
Class B                                  5,153           5,339           5,359           5,521           5,354

                       THIS PAGE INTENTIONALLY LEFT BLANK

Item 6.           Selected Financial Data


The following summary should be read in conjunction with the consolidated financial statements and notes contained herein (dollars in millions, except per share amounts).


OPERATIONS, YEARS ENDED DECEMBER 31,                             1998          1997           1996         1995          1994
------------------------------------                             ----          ----           ----         ----          ----
Net sales                                                    $  1,424.6       1,378.8        1,297.4       1,143.1     1,013.7
Gross profit                                                 $    438.2         430.4          392.3         339.9       305.0
Special charge                                                       --         (52.0) (1)        --            --          --
Operating income                                             $    226.1         171.6          197.5         165.0       140.6
Provision for income taxes                                   $     61.1          49.8           57.8          45.1        39.4
Net income                                                   $    169.4         130.3(1)       141.5         121.9       106.5
    Return on sales                                                 11.9%         9.5%          10.9%         10.7%       10.5%
    Return on common shareholders' average equity                   20.3%        16.6%          20.1%         19.1%       18.3%
    Return on average total capital                                 18.9%        15.5%          18.4%         18.5%       18.2%

Earnings per share:
    Basic                                                    $     2.56         1.94(1)         2.15          1.85        1.62
    Diluted                                                  $     2.50         1.89(1)         2.10          1.83        1.60

Cash dividends declared per common share                     $     1.22          1.13           1.02           .92         .81
Additions to property, plant, and equipment                  $     86.1          60.6           39.1          38.2        53.2
Depreciation and amortization                                $     48.1          43.2           39.3          36.2        34.0

FINANCIAL POSITION, AT YEAR-END
Working capital                                              $    219.8         339.9          335.8         305.2       112.8
Current ratio                                                  1.6 to 1      2.3 to 1       2.3 to 1      2.6 to 1    1.3 to 1
Property, plant and equipment (net)                          $    310.1         251.9          217.9         204.2       202.0
Total assets                                                 $  1,390.4       1,284.8        1,185.4       1,057.2     1,041.6
Long-term debt                                               $     99.6          99.5           99.5         102.1         2.7
Common shareholders' equity:
    Total                                                    $    840.6         830.3          743.1         667.3       609.0
    Per share                                                $    12.42         12.06          11.05         10.00        9.24

NUMBER OF EMPLOYEES, AT YEAR-END                                 10,562         8,801          8,178         7,410       7,405

------------------

(1) In the fourth quarter of 1997, the Company recorded a special charge of $52.0 million which reduced net income by $32.2 million or $0.47 per share. Excluding the special charge, net earnings from operations would have been $162.5 million or $2.36 per share-diluted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         LIQUIDITY AND CAPITAL RESOURCES

Management views liquidity on the basis of the Company's ability to meet operational needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. At December 31, 1998, the Company's financial condition remained strong with working capital of $219.8 million and a current ratio of 1.6 to 1.

Operating cash flow reflects higher working capital requirements to support increased sales and to adequately fund requirements of the acquired businesses during 1998. Net income increased in line with sales growth. The increase in depreciation and amortization is due to a higher level of depreciable assets and the acquisition of businesses in 1998 and 1997. The increase in accounts receivable reflects the Company's continued growth, especially into markets with payment cycles that are longer than its traditional electrical wholesale market. A portion of the increase in inventories is to provide adequate stock to maintain customer service levels during relocation of manufacturing operations. The decline in current liabilities is principally due to payment of interest and taxes.

During 1998 the Company acquired three lighting businesses which augmented the existing lighting products portfolio. Devine Lighting of Kansas City, MO, Sterner Lighting based in Eden Prairie, MN and Chalmit Lighting based in Hilington, Scotland. To broaden the Company's telecommunication product lines, Siescor Technologies, Inc. based in Tulsa, OK was acquired. In addition, two minor product lines were acquired in the first quarter of the year. All of the businesses were acquired for cash of $78.4 million. In February, 1997, Hubbell acquired Fargo Manufacturing Company, Inc. ("Fargo") based in Poughkeepsie, New York. Fargo manufactures distribution and transmission line products primarily for the electric utility market. Each share of Fargo common stock was converted into a right to receive shares or fractions thereof of Hubbell's Class B Common Stock and accordingly 1,170,572 shares of Class B Common Stock were issued. Additionally, three product lines and associated assets were acquired during 1997 for $21.1 million in cash. The purchase prices of these businesses were immaterial to the Company's financial position at December 31, 1998 and 1997. The higher level of expenditures for property, plant and equipment reflects the construction of a new warehouse and expansion of manufacturing facilities under streamlining initiatives. While no significant commitments had been made at December 31, 1998, the Company anticipates that capital expenditures will approximate $70.0 million annually during the next three years. This level of expenditure reflects the historical capital investment pattern plus the normal capital requirements of acquired businesses together with the capital investment portion of the Company's streamlining initiative (refer to Special Charge).

Financing activities in 1998 reflect the thirty-eighth consecutive annual increase in the dividend rate and the repurchase of $82.8 million of the Company's Class A and Class B common stock under the 1997 stock repurchase program. Implementation of the program through open market purchases and privately negotiated transactions began in mid-December, 1997. Commercial paper of $113.3 million was issued to fund working capital requirements and payment of dividends. At December 31, 1998, total borrowings, consisting of commercial paper and long-term debt, of $212.9 million were 25.3% of shareholder's equity compared to 12.0% in 1997.

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

RESULTS OF OPERATIONS

1998 Compared to 1997

Consolidated net sales increased 3% on improved shipments combined with the acquisition of nine product lines (six in 1998 and three in 1997). Offsetting these improvements was a decline in orders from telephone companies to the Telecommunications Segment; weak international markets combined with a strong U.S. dollar; and increased price competition across all businesses. Net operating income increased 1%, as productivity increases offset an erosion in sales pricing.

The Company's business segment reporting for 1998 has been changed to reflect the internal reporting and management control structure in accordance with the requirements of Financial Accounting Standard No. 131. Previously, the Company reported segments based on product groupings as was required under prior accounting rules. Accordingly, segment information for 1997 and 1996 have been reclassified to reflect the 1998 format.

Electrical Segment sales increased 4% on improved shipments of generally all products and the acquisition of lighting businesses which contributed one point of the growth. Operating profits increased 1% as price competition offset the benefit of higher sales combined with the impact of redeployment expenses associated with the streamlining and consolidation of the fittings, switch and outlet box businesses.

Power Segment sales increased 2% on higher sales of anchors, hot line tools, line splices and taps and the inclusion of Fargo, acquired in February, 1997, which was offset by lower sales in Canada and Asia. Operating income increased 13% on improved efficiencies from the streamlining initiatives and completing the assimilation of Fargo.

Telecommunications Segment sales were up 5% as the acquisition of Siescor Technologies, Inc. more than offset the decline in sales of Pulse Communications, Inc., due to the slow down in the Asian markets and reduced expenditures by the Regional Bell Operating Companies (RBOC's) during the last four months of 1998. New product development programs were continued at planned expenditure rates which when combined with lower sales of existing products resulted in 24% decline in operating profits.

Other Industry Segment sales were down 1% as spending programs within the domestic steel industry were reduced in the last months of the year combined with lower worldwide demand for test and measurement equipment. Operating income increased more than 20% on improved efficiencies from the streamlining and reorganization initiatives which were completed in the first part of 1998.

Sales through the Company's international units declined by 3% reflecting the weakened economies in Asia and Canada. Profitability was affected by unfavorable translation rates due to the strengthening of the U.S. dollar against foreign currencies and combined with the lower sales volume resulted in operating income declining by 10%. Export sales from United States operations were down 16% from 1997 reflecting the weak economic conditions in Asia and South America combined with the impact of strong U.S. dollar. Total sales into the international market were 11% in 1998 and 14% in 1997 and 1996. The Canadian market represents approximately 60% of total international sales followed by Latin America, Europe and Asia. The Company's sales to countries in Europe which are adopting the Euro as their common currency are not significant and, therefore, the impact of any changes in currency related software programs is deemed to be immaterial.

Investment income declined as investable funds were used by the Company to fund the stock repurchase program and additions to property, plant and equipment. The increase in interest expense reflects the higher level of commercial paper outstanding during the year. The effective tax rate was 26.5% in 1998 versus 27.7% in 1997. The decrease in tax rate reflects a reduction in state and other taxes.

1997 Compared to 1996

Consolidated net sales increased by more than 6% reflecting a general improvement across all businesses combined with the acquisition of Fargo and three product line additions. The acquired businesses contributed approximately two points of the growth in sales. Operating income for 1997 includes a special charge of $52.0 million ($32.2 million after-tax or $.47 per share), comprised of $44.6 million for streamlining initiatives and a $7.4 million asset impairment write-down. Excluding the special charge, operating income increased 13% on higher sales volume and improved operating efficiencies from the Company's 1993 restructuring program. The improvement in operating efficiencies is reflected in the increase in net operating margins in 1997 to 16.2% compared to 15.2% in 1996.

Electrical Segment sales increased 6% on generally higher shipments of all products within the segment and the addition of product lines in the Bryant business unit. Segment operating income before the special charge increased more than 9% on the higher sales and profitability improvement in restructured units.

Power Segment sales increased by 8% on growth of surge arresters, insulators, cut-outs and related hardware within the North American markets combined with the acquisition of Fargo on February 14, 1997. Before the special charge operating income increased 25% on higher sales, improved profitability and business acquisitions (approximately twelve points of the increase).

Telecommunications Segment sales increased 4% on strong demand for channel banks and cabinets offsetting a decline in international markets in the last months of the year. Operating income increased 15% as the result of higher operating efficiency from increased volume combined with lower material costs.

The Other Industry Segment sales were essentially even with last year as the increased shipments of industrial controls and cable reels were offset by lower demand for test and measurement equipment. Before the special charge, segment operating income increased 28% on higher sales volume of industrial controls and cable reels and improved operating efficiencies in all business units as a result of the restructuring program.

Sales through the Company's international subsidiaries increased 12% reflecting continued growth in the Canadian and Mexican markets. Operating income, before the special charge, increased 28% on higher sales volume which included a higher portion of products for electric utilities. Export sales from United States operations were essentially even with the previous year as the general increase in most product sales was offset by lower demand for high voltage test and measurement equipment. Total sales into the international market represented 14% of sales in 1997 and 1996. The Canadian market represents approximately 60% of total international sales followed by Latin America, Europe and Asia respectively.

Investment income increased 8% on a higher average level of investable funds combined with higher yields. Interest expense was 13% lower due to the repayment of the Gleason acquisition notes and a lower level of commercial paper borrowings. The decrease in other expenses reflects a lower level of expenses associated with the Company's corporate owned life insurance program. The effective tax rate was 27.7% in 1997 and 29% in 1996. The decline in the effective tax rate is a result of the decline in pre-tax income following the special charge. The Company's tax rate benefits from lower taxes on earnings in its Puerto Rico operations, utilization of corporate owned life insurance and continued emphasis on generating tax-exempt income.

Special Charge

In 1997 the Company recorded a special charge of $52.0 million ($32.2 million after-tax or $.47 per share), comprised of $44.6 million for consolidation and streamlining initiatives and a $7.4 million asset impairment write-down.

The Company's consolidation and streamlining initiatives were undertaken to optimize the organization and cost structure primarily within the Electrical and Power Segments. As part of this initiative, the Company has expanded its manufacturing facilities by 335,000 square feet in Mexico, added an additional 63,000 square feet to its Canadian facility and constructed a 270,000 square foot warehouse and distribution facility for its power products business. Combined with the consolidation of other manufacturing and office facilities, these programs will result in the relocation of approximately 2,000 jobs and closure of 5 facilities. After an approximate three year implementation period, the annual savings and cost avoidance could be as much as $25.0 million. As shown in the table below, the Company has expended $12.0 million in 1998 and $12.9 million in 1997. The other costs relate to workforce and production redeployment costs which are being expensed as incurred. The accounting treatment for the program costs has been made in accordance with the guidelines contained in the Emerging Issues Task Force ("EITF") Issue No. 94-3.

The components of the consolidation and streamlining charge and related reserve balances remaining at December 31, 1998 were (in millions):

                                    Employee         Asset           Exit          Accrued         Other
                                    Benefits       Disposals         Costs         Charge          Costs           Total
                                    --------       ---------         -----         ------          -----           -----
1997 Streamlining Charge              $15.6          $18.0           $6.1           $39.7            $4.9          $44.6
Amounts Utilized in 1997               (0.6)          (7.3)          (0.1)           (8.0)           (4.9)         (12.9)
Amounts Utilized in 1998               (3.8)          (2.4)          (0.6)           (6.8)           (5.2)         (12.0)
                                      ------         ------          -----          ------
Remaining Reserve                     $11.2          $ 8.3           $5.4           $24.9
                                      ======         ======          =====          ======

The $7.4 million asset impairment write-down relates to the Other Industry Segment and consists of a partial goodwill write-down determined in accordance with the Company's accounting policy under FAS 121.

The restructuring program which the Company began in late 1993 was completed during 1997. The 1993 program addressed the consolidation of manufacturing facilities, realignment of warehousing and distribution activities, and reductions in labor force primarily within the lighting and wiring products businesses. The restructuring charge included personnel costs (severence and post-employment benefits), plant and equipment relocation and asset disposals totaling $50.0 million. Costs charged against the restructuring accrual were $8.7 million in 1997, $9.7 million in 1996, $9.5 million in 1995, $14.8 million in 1994 and $7.3 million in 1993. The cumulative expenditures represented personnel costs of $20.6 million, plant and equipment relocation of $21.8 million, and asset disposals of $7.6 million. Personnel costs included non-cash charges of $6.2 million for early retirement programs which were reclassified to the Company's pension liability.

Market Risks

In the operation of its business, the Company has market risk exposures to foreign currency exchange rates, raw material prices and interest rates. Each of these risks and the Company's strategies to manage the exposure is discussed below.

The Company manufactures its products in the United States, Canada, Mexico and United Kingdom and sells products in those markets as well as through sales offices in Southeast Asia and the Middle East. International sales were 11% of the Company's sales in 1998 and 14% in 1997. The Canadian market represents 60%, Mexico 18%, United Kingdom 13% and all other areas 9% of the total international sales. As such, the Company's operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. To manage this exposure, the Company closely monitors the working capital requirements of its international units and to the extent possible will maintain their monetary assets in U.S. dollar instruments. The Company views this exposure as not being material to its operating results and, therefore, does not actively hedge its foreign currency risk.

Raw materials used in the manufacture of the Company's products include steel, brass, copper, aluminum, bronze, plastics, phenolics, bone fiber, elastomers and petrochemicals as well as purchased electrical and electronic components. The Company's financial results could be affected by the availability and changes in prices of materials. The Company closely monitors its inventory requirements and utilizes multiple suppliers. The Company is not materially dependent upon any single material or supplier and does not actively hedge or use derivative instruments in the management of its inventories.

The financial results of the Company are subject to risk from interest rate fluctuations to the extent that there is a difference between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities. The principal objective of the Company's investment management activities is to maximize net investment income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company. As part of its investment management, the Company may use derivative financial products such as interest rate hedges and interest rate swaps. During the two years ended December 31, 1998 there were no derivative positions.

The following table presents information related to interest risk sensitive instruments by maturity at December 31, 1998 (dollars in millions):

                                                                                                                   Fair
                                                                                                                   Value
Assets                         1999         2000       2001         2002       2003    Thereafter        Total     12/31/98
------                         ----         ----       ----         ----       ----    ----------        -----     --------
Available-for-sale
Investments                  $  2.2        $  3.9     $  2.6      $  2.8     $  1.2     $ --          $ 12.7       $ 12.7
Avg. Interest Rate              3.6%          3.6%       3.9%        4.5%       3.9%      --            --           --

Held-to-maturity
Investments                  $  0.9        $  2.3     $ 10.2      $  7.6     $  0.9     $162.5        $184.4       $187.6
Avg. Interest Rate              5.5%          5.8%       6.5%        6.5%       6.7%       6.3%         --           --

Liabilities

Commercial Paper &
Short-Term Borrowings        $(113.3)        --         --          --         --         --          $(113.3)     $(113.3)
Avg. Interest Rate              5.3%         --         --          --         --         --            --           --

Long-Term Debt                 --            --         --          --         --       $(99.6)       $(99.6)      $(106.4)
Avg. Interest Rate             --            --         --          --         --          6.7%         --           --

As described in its Accounting Policies, the Company may use derivative financial instruments only if they are matched with a specific asset or liability. The Company does not speculate or use leverage when trading a financial derivative product. There were no derivative transactions during 1998.

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

         - Equipment and controls used in the factory and offices (presses, injection molders, photocopiers, telephone systems, etc.)

         -        Products sold that include electronic components

         -        Third party suppliers for materials and supplies

         - Key service providers (banks, transportation companies, gas and electric utilities, communication networks, etc.)

         - Customers' ability to place orders electronically with the Company

The corrective action plan for the Company's business support systems included
(a) identification of software and data processing equipment that was not Year 2000 ready, (b) the necessary modification, upgrade or replacement, (c) testing and (d) establishing a timetable with estimated cost. The identification phase was completed in 1996 and corrective activity has progressed within each of the business segments as follows:

Electrical Segment:        Software and equipment upgrades are in place with
                           testing in process except for the RACO business which is in the process of migrating to a Year 2000 compliant operating system. Work is scheduled to be completed by the end of the second quarter of 1999.

Power Segment:             All business units are on Year 2000 compliant systems
                           except for the A. B. Chance Company which is targeted to complete its migration to the Year 2000 compliant system during the second quarter of 1999.

Telecommunications         Equipment and software upgrades were completed during
Segment:                   the fourth quarter of 1998. Testing continues and
                           will be completed during the first quarter of 1999.

Other Industry             Hipotronics has upgraded its business operating
Segment:                   system to be Year 2000 compliant. Hubbell Industrial
                           Controls and Gleason Reel are making modifications to their systems with a completion scheduled for second quarter of 1999.

International:             The Canadian business systems were replaced during
                           1997 with Year 2000 compliant products. England, S.
                           E. Asia and Mexico are upgrading their system and should be completed by the second quarter of 1999.

All equipment and controls used by the Company in its factories, offices and warehouses have been inventoried for Year 2000 risk. No critical equipment was identified that needs Year 2000 update. Testing and verification is ongoing, and as needed, equipment is being upgraded or replaced.

The Company's business units have reviewed their product lines for Year 2000 compliance. To date, no Year 2000 compliance issues with regard to the Company's products have been identified.

The action plans also address the impact that Year 2000 issues may have on vendors for materials and supplies with respect to the Company. Efforts are underway to evaluate suppliers' Year 2000 readiness and to determine alternatives and contingency plans such as alternate supply sources and accumulation of inventory. Approaches to reducing supply disruptions will vary by business and facility and are intended as a means of managing the risk but cannot eliminate the potential for disruption due to a third party. Corrective actions are to be completed or contingency plans initiated by the third quarter of 1999.

The Company's key service providers have been contacted to determine their Year 2000 readiness and, where appropriate, testing of transactions are being made. With regard to utilities, such as gas and electric, the Company is relying on their statement of Year 2000 compliance as testing is not necessarily feasible.

The Company is also dependent upon its customers for sales and cashflow. Interruptions in our customers' ability to place orders with the Company electronically due to Year 2000 issues could result in reduced sales, increased inventories or receivables and lower cashflows. While these events are possible, the diversity of the Company's customer base is broad enough to minimize the effects of a single occurrence. Steps are being taken to monitor customers' Year 2000 readiness, including testing of transactions, as a means of determining risks and alternatives with a targeted completion of the second quarter 1999.

Estimated expenditures for the corrective action plan of the Company, which includes the Company's internal costs, are $20 million, with approximately 70% having been spent to date. Cost for replacement of software and equipment are capitalized in accordance with Company policies while costs of modifications are expensed as incurred.

At this time, activities have been progressing in accordance with the action plans and executive management is monitoring programs. Critical milestones in the plans are to be completed by the end of the first quarter of 1999. Failure to meet the milestones would provide advance notice and steps will be taken to minimize potential effects and implement alternative actions including manual processing.

While the Company believes its efforts to address the Year 2000 Issue will be successful in avoiding any material adverse effect on the Company's operations or financial condition, it recognizes that failing to resolve Year 2000 issues on a timely basis would, in a "most reasonably likely worst case scenario", significantly limit its ability to manufacture and distribute its products and process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, the Company could be significantly affected by the failure of one or more significant suppliers, customers or components of the infrastructure to conduct their respective operations after 1999. Adverse effects on the Company could include, among other things, business disruption, increased costs, loss of business and other similar risks.

Forward-Looking Statements

Certain statements made in the discussion and analysis of Liquidity and Capital Resources, Results of Operations and Special Charge are forward-looking. In particular the projected levels of capital expenditures, project expenses and anticipated savings relating to the consolidation, streamlining and reorganization programs are forward-looking and are based on the Company's reasonable current expectations. Also, certain statements under the caption "Impact of the Year 2000 Issues" are forward-looking. These may be identified by the use of forward-looking words or phrases, such as "believe", "expect", "anticipate", "should", "plan", "estimated", "potential", "target", "goals", and "scheduled", among others. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in the specified statements.

The Company is currently implementing a program of consolidation, streamlining and reorganization, primarily within its Power and Electrical Segments. The risks and uncertainties that may affect the level of capital expenditures, expenses and anticipated savings for this program include but are not limited to; (1) timely completion of facility construction in accordance with current estimates; (2) timely delivery and installation of manufacturing equipment; (3) training and hiring of new employees and retraining of existing employees for different processes; (4) start-up of manufacturing and distribution processes in a cost-effective and high quality manner; (5) maintaining customer service levels during the transition; and (6) absence of labor disputes during implementation of the program. The Company notes that a variety of factors could cause the Company's assessment of Year 2000 issues to differ materially from the actual impact of Year 2000 issues. The risks and uncertainties that may affect the Company's assessment of Year 2000 issues includes (1) the complexity involved in ascertaining all situations in which Year 2000 issues may arise; (2) the ability of the Company to obtain the services of sufficient personnel to implement the program; (3) possible increases in the cost of personnel required to implement the program; (4) absence of delays in scheduled deliveries of new hardware and software from third party suppliers; (5) the receipt and the reliability of responses from suppliers, customers and others to whom compliance inquiries are being made; (6) the ability of material third parties to bring their affected system into compliance and (7) absence of unforeseen events which could delay timely implementation of the program.

Item 8.           Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Hubbell Incorporated

In our opinion, the consolidated balance sheets and the related consolidated statements of income, cash flows and changes in shareholders' equity listed in the index on page 57 present fairly, in all material respects, the financial position of Hubbell Incorporated and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Stamford, Connecticut
January 21, 1999

                      Hubbell Incorporated and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                      At December 31, (Dollars in millions)

ASSETS                                                                              1998                 1997
------                                                                              ----                 ----
CURRENT ASSETS
Cash and temporary cash investments                                                $ 30.1              $  75.2
Accounts receivable less allowances of $5.7
  in 1998 and $5.7 in 1997                                                          200.2                191.0
Inventories                                                                         300.9                275.9
Prepaid taxes                                                                        24.0                 30.2
Other                                                                                 9.6                 23.9
                                                                                  -------               ------

  Total current assets                                                              564.8                596.2
                                                                                   ------               ------

PROPERTY, PLANT, AND EQUIPMENT, AT COST
Land                                                                                 15.3                 13.8
Buildings                                                                           128.9                121.5
Machinery and equipment                                                             464.4                382.7
                                                                                   ------               ------

                                                                                    608.6                518.0

  Less-accumulated depreciation                                                     298.5                266.1
                                                                                   ------               ------

  Net property plant and equipment                                                  310.1                251.9
                                                                                   ------               ------

OTHER ASSETS
Investments                                                                         197.3                205.6
Purchase price in excess of net assets of
  companies acquired, less accumulated amortization
  of $30.4 in 1998 and $24.7 in 1997                                                232.6                190.5
Property held as investment                                                          12.0                 11.3
Other                                                                                73.6                 29.3
                                                                                   ------               ------

      Total other assets                                                            515.5                436.7
                                                                                   ------               ------

                                                                                 $1,390.4             $1,284.8
                                                                                 ========             ========

See notes to consolidated financial statements.

                      Hubbell Incorporated and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                      At December 31, (Dollars in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY                                               1998                 1997
------------------------------------                                               ----                 ----
CURRENT LIABILITIES
Commercial paper and other borrowings                                             $ 113.3           $       .3
Accounts payable                                                                     69.8                 60.9
Accrued salaries, wages and employee benefits                                        26.6                 34.1
Accrued income taxes                                                                 31.1                 38.3
Dividends payable                                                                    20.4                 19.5
Accrued consolidation and streamlining charge                                        10.0                 14.0
Other accrued liabilities                                                            73.8                 89.2
                                                                                  -------              -------

  Total current liabilities                                                         345.0                256.3
                                                                                  -------              -------

LONG-TERM DEBT                                                                       99.6                 99.5
                                                                                 --------             --------

OTHER NON-CURRENT LIABILITIES                                                       104.1                 95.8
                                                                                  -------             --------

DEFERRED INCOME TAXES                                                                 1.1                  2.9
                                                                                ---------            ---------

COMMON SHAREHOLDERS' EQUITY
Common Stock, par value $.01
  Class A - authorized 50,000,000 shares, outstanding
   10,781,483 and 11,146,062 shares                                                    .1                   .1
  Class B - authorized 150,000,000 shares, outstanding
   54,813,287 and 55,880,945 shares                                                    .5                   .6
Additional paid-in capital                                                          397.8                472.7
Retained earnings                                                                   455.7                366.9
Cumulative translation adjustments                                                  (13.6)               (10.1)
Unrealized gain (loss) on investments                                                  .1                   .1
                                                                                ---------            ---------

Total common shareholders' equity                                                   840.6                830.3
                                                                                ---------            ---------

                                                                                 $1,390.4             $1,284.8
                                                                                 ========             ========

See notes to consolidated financial statements.

                      Hubbell Incorporated and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in millions, except per share amounts)

Years Ended December 31,                                                1998             1997            1996
------------------------                                                ----             ----            ----
NET SALES                                                             $1,424.6         $1,378.8        $1,297.4
Cost of goods sold                                                       986.4            948.4           905.1
                                                                     ---------        ---------       ---------

GROSS PROFIT                                                             438.2            430.4           392.3
Special charge                                                             -               52.0             -
Selling & administrative expenses                                        212.1            206.8           194.8
                                                                     ---------        ---------       ---------

OPERATING INCOME                                                         226.1            171.6           197.5
                                                                     ---------        ---------       ---------

OTHER INCOME (EXPENSE):
  Investment income                                                       16.7             18.3            16.8
  Interest expense                                                        (9.9)            (7.3)           (8.4)
  Other income (expense), net                                             (2.4)            (2.5)           (6.6)
                                                                     ----------       ----------      ----------

  TOTAL OTHER INCOME, NET                                                  4.4              8.5             1.8
                                                                    ----------       ----------      ----------

INCOME BEFORE INCOME TAXES                                               230.5            180.1           199.3
  Provision for income taxes                                              61.1             49.8            57.8
                                                                     ---------       ----------       ---------

NET INCOME                                                            $  169.4         $  130.3        $  141.5
                                                                      ========         ========        ========


EARNINGS PER SHARE:
      Basic                                                               $2.56            $1.94           $2.15
      Diluted                                                             $2.50            $1.89           $2.10

See notes to consolidated financial statements.

                      Hubbell Incorporated and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)

Years Ended December 31,                                                     1998           1997           1996
------------------------                                                    ------         ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $169.4         $130.3         $141.5
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                              48.1           43.2           39.3
   Deferred income taxes                                                       5.2          (11.5)          (1.4)
   Special charge                                                             --             52.0           --
   Expenditures for streamlining, consolidation and restructuring             (6.8)          (9.5)          (9.7)
   Changes in assets and liabilities, net of the effects of business acquisitions:
      (Increase) Decrease in accounts receivable                               (.2)         (13.5)         (20.7)
      (Increase) Decrease in inventories                                      (2.2)         (27.2)           1.2
      (Increase) Decrease in other current assets                             10.4          (14.2)          (4.7)
      Increase (Decrease) in current liabilities                             (34.4)          (3.5)          36.9
      (Increase) Decrease in other, net                                         .9            2.5            6.8
                                                                            ------         ------         ------
Net cash provided by operating activities                                    190.4          148.6          189.2
                                                                            ------         ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current investments                                          (31.6)         (50.8)          (9.7)
Receipt of principal, maturity and sale of
   non-current investments                                                    39.8           15.4           15.2
Acquisition of businesses, net of cash acquired                              (78.4)         (21.1)         (32.5)
Additions to property, plant and equipment                                   (86.1)         (60.6)         (39.1)
Other, net                                                                   (40.6)          14.8           (8.1)
                                                                            ------         ------         ------
Net cash used in investing activities                                       (196.9)        (102.3)         (74.2)
                                                                            ------         ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowing (repayment)                                             113.0          (18.4)          --
Long-term borrowing (repayment)                                               --             --             (2.7)
Payment of dividends                                                         (79.7)         (73.7)         (65.2)
Acquisition of treasury shares                                               (82.8)         (21.8)          (5.6)
Exercise of stock options                                                     10.9            8.4            5.9
Other, net                                                                    --             --             --
                                                                            ------         ------         ------
Net cash used in financing activities                                        (38.6)        (105.5)         (67.6)
                                                                            ------         ------         ------

INCREASE (DECREASE) IN CASH AND TEMPORARY
   CASH INVESTMENTS                                                          (45.1)         (59.2)          47.4
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period                                                           75.2          134.4           87.0
                                                                            ------         ------         ------
End of period                                                               $ 30.1         $ 75.2         $134.4
                                                                            ======         ======         ======

See notes to consolidated financial statements.

                                                Hubbell Incorporated and Subsidiaries
                                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                           (Dollars in millions, except per share amounts)

                                       Class A    Class B   Additional                  Cumulative    Unrealized     Compre-
For the three years ended              Common     Common      Paid-In      Retained    Translation    Gain (Loss)    hensive
December 31, 1998                       Stock      Stock      Capital      Earnings    Adjustments   on Investments  Income
                                       ------     ------      -------      --------    -----------    -------------  ------
BALANCE AT DECEMBER 31, 1995           $   .1     $   .3      $437.9       $238.3        $ (9.2)       $   .1
Net income                                                                  141.5                                    $141.5
Translation adjustments                                                                      .7                          .7
Unrealized gain on investments                                                                             .1            .1
                                                                                                                     ------
    Comprehensive Income                                                                                             $142.3
                                                                                                                     ======
Exercise of stock options                                       14.3
Acquisition of treasury shares                                 (13.9)
Cash dividends declared
     ($1.02 per share)                                                      (67.0)
Stock split 2-for-1                                   .2                      (.3)
                                       ------     ------      ------       ------        ------        ------

BALANCE AT DECEMBER 31, 1996           $   .1     $   .5      $438.3       $312.5        $ (8.5)       $   .2
Net income                                                                  130.3                                    $130.3
Translation adjustments                                                                    (1.6)                      (1.6)
Unrealized (loss) on investments                                                                          (.1)         (.1)
                                                                                                                     ------
    Comprehensive Income                                                                                             $128.6
                                                                                                                     ======
Exercise of stock options                                       11.5
Acquisition of treasury shares                                 (27.5)
Shares issued for Fargo acquisition                   .1        50.4
Cash dividends declared
     ($1.13 per share)                                                      (75.9)
                                       ------     ------      ------       ------        ------        ------
BALANCE AT DECEMBER 31, 1997           $   .1     $   .6      $472.7       $366.9        $(10.1)       $   .1
Net income                                                                  169.4                                    $169.4
Translation adjustments                                                                    (3.5)                       (3.5)
Unrealized gain on investments                                                                                         --
                                                                                                                     ------
    Comprehensive Income                                                                                             $165.9
                                                                                                                     ======
Exercise of stock options                                       16.2
Acquisition of treasury shares                       (.1)      (91.1)
Cash dividends declared
    ($1.22 per share)                                                       (80.6)
                                       ------     ------      ------       ------        ------        ------
BALANCE AT DECEMBER 31, 1998           $   .1     $   .5      $397.8       $455.7        $(13.6)       $   .1
                                       ======     ======      ======       ======        ======        ======


See notes to consolidated financial statements

                      Hubbell Incorporated and Subsidiaries
                        STATEMENT OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include all subsidiaries; all significant intercompany balances and transactions have been eliminated. Investments in joint ventures are accounted for by using the equity method. Certain reclassifications, which were not significant, have been made in prior period financial statements to conform to the 1998 presentation.

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

Inventories

Inventories are stated at the lower of cost or market. The cost of substantially all domestic inventories, 81% of total inventory value, is determined on the basis of the last-in, first-out (LIFO) method of inventory accounting. The cost of foreign inventories and certain domestic inventories is determined on the basis of the first-in, first-out (FIFO) method of inventory accounting.

Property, Plant, and Equipment

Property, plant, and equipment are depreciated over their estimated useful lives, principally using accelerated methods.

Purchase Price in Excess of Net Assets of Companies Acquired

The cost of companies acquired in excess of the amount assigned to net assets is being amortized on a straight-line basis over a 10 to 40 year period.

Impairment of Long-Lived Assets

Long-lived assets, including goodwill, are evaluated for financial impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recoverability is evaluated by measuring the carrying amount of the assets against the estimated undiscounted cash flow associated with them. Long-lived assets to be disposed of are valued at the lower of their carrying amount or fair value less cost to sell.

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

Earnings Per Share

Earnings per share is based on reported net income and the weighted average number of shares of common stock outstanding (basic) and the total of common stock outstanding and common stock equivalents (diluted).

Stock-Based Compensation

FAS No. 123 - "Accounting for Stock-Based Compensation" permits, but does not require, a fair value based method of accounting for employee stock option and performance plans which results in compensation expense being recognized in the results of operations when awards are granted. The Company continues to use the current intrinsic value based method of accounting for such plans where compensation expense is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the exercise price. However, as required by FAS No. 123, the Company provides pro forma disclosure of net income and earnings per share in the notes to the consolidated financial statements as if the fair value based method of accounting has been applied.

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

Derivatives

The Company, to limit financial risk in the management of its assets, liabilities and debt may use derivative financial products such as: foreign currency hedges, commodity hedges, interest rate hedges and interest rate swaps. All derivative financial instruments must be matched with an existing Company asset or liability. Market value gains or losses on the derivative financial instrument are recognized in income when the effects of the related price changes of the related asset or liability are recognized in income or at the time the derivative instrument is closed. The Company does not speculate or use leverage when trading a financial derivative product. There were no material derivative transactions, individually or in total, for the three years ended December 31, 1998. The impact of FAS No. 133 - "Accounting for Derivative Instruments and Hedging Activity" effective 2000 will change the current practices of the Company, but will not have a significant impact on the results of operations.

                      Hubbell Incorporated and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Special Charge

Net operating profit for 1997 included a special charge of $52.0 million ($32.2 million after-tax or $.47 per share), comprised of $44.6 million for streamlining initiatives and a $7.4 million asset impairment write-down.

The Company's streamlining initiatives were undertaken to optimize the organization and cost structure primarily within the Electrical and Power Segments. These programs will result in the relocation of approximately 2,000 jobs and closure of 5 facilities. As shown in the table below, the Company has accrued $15.6 million of employee termination costs, $24.1 million of plant and equipment disposal costs, and $4.9 million of other costs. The other costs are related to workforce and production redeployment costs which are being expensed as incurred.

The components of the streamlining charge and related reserve balances remaining at December 31, 1998 were (in millions):

                              Employee        Asset        Exit       Accrued       Other
                              Benefits      Disposals      Costs       Charge       Costs        Total
                              --------      ---------      -----       ------       -----        -----
1997 Streamlining Charge       $15.6          $18.0        $ 6.1       $39.7        $ 4.9        $44.6
Amounts Utilized in 1997        (0.6)          (7.3)        (0.1)       (8.0)        (4.9)       (12.9)
Amounts Utilized in 1998        (3.8)          (2.4)        (0.6)       (6.8)        (5.2)       (12.0)
                               -----          -----        -----       -----
Remaining Reserve ......       $11.2          $ 8.3        $ 5.4       $24.9
                               =====          =====        =====       =====

The $7.4 million asset impairment write-down relates to the Other Industry Segment and consists of a partial goodwill write-down determined in accordance with the Company's accounting policy under FAS 121.

The restructuring program which the Company began in late 1993 was completed during 1997. The 1993 program addressed the consolidation of manufacturing facilities, realignment of warehousing and distribution activities, and reductions in labor force primarily with the lighting and wiring products businesses. The restructuring charge included personnel costs (severance and post-employment benefits), plant and equipment relocation and asset disposals totaling $50.0 million. Costs charged against the restructuring accrual were $8.7 million in 1997, $9.7 million in 1996, $9.5 million in 1995, $14.8 million in 1994 and $7.3 million in 1993. The cumulative expenditures represented personnel costs of $20.6 million, plant and equipment relocation of $21.8 million, and asset disposals of $7.6 million. Personnel costs included non-cash charges of $6.2 million for early retirement programs which were reclassified to the Company's pension liability.

Acquisitions

During 1998 the Company acquired three lighting businesses which augmented the existing lighting products portfolio. In the first quarter, Devine Lighting of Kansas City, MO which specializes in design-oriented architectural outdoor lighting fixtures was purchased. In the late fourth quarter, Sterner Lighting based in Eden Prairie, MN which designs and manufactures specification grade outdoor lighting fixtures and custom lighting products as well as indoor sports and arena lighting and Chalmit Lighting based in Hilington, Scotland which manufactures lighting fixtures for hazardous and corrosive locations were acquired. To broaden the Company's telecommunication product lines, Siescor Technologies, Inc. based in Tulsa, OK was acquired. Siescor designs and manufactures digital loop carrier systems used to connect subscribers to central office telephone switches for voice and data communications over copper, fiber and digital microwave networks. In addition, two minor product lines were acquired in the first quarter of the year. All of the businesses were acquired for cash of $78.4 million and the transactions were recorded under the purchase method of accounting.

On February 14, 1997, Hubbell acquired Fargo Manufacturing Company, Inc. ("Fargo") based in Poughkeepsie, New York. Fargo manufactures distribution and transmission line products primarily for the electric utility market. Each share of Fargo common stock was converted into a right to receive shares or fractions thereof of Hubbell's Class B Common Stock and accordingly 1,170,572 shares of Class B Common Stock were issued. The acquisition of Fargo has been recorded under the purchase method of accounting with a cost of $43.1 million net of cash acquired. Additionally, three product lines and associated assets were acquired during 1997 for $21.1 million in cash.

On January 2, 1996, the Company acquired the Anderson Electrical Products business ("Anderson"). Anderson manufactures electrical connectors and associated hardware and tools for the electric utility industry with manufacturing facilities in Alabama and Tennessee. On January 31, 1996, the Company acquired all the outstanding stock of Gleason Reel Corp. ("Gleason") based in Mayville, Wisconsin. Gleason manufactures cable management products (including electric cable and hose reels, protective steel and nylon cable tracks and cable festooning hardware) and a line of ergonomic tool support systems. Additionally, during 1996, the Company completed two minor acquisitions which broadened its product lines: a Canadian manufacturer of power poles for commercial applications and a manufacturer of fault detection systems for power cables. The businesses were acquired for cash of $32.5 million and notes of $18.6 million that mature in one year and were recorded under the purchase method of accounting.

The costs of the acquired businesses have been allocated to assets acquired and liabilities assumed based on fair values with the residual amount assigned to goodwill, which is being amortized over ten to forty years. The businesses have been included in the financial statements as of their respective acquisition dates and represented approximately 3% of 1998, 2% of 1997 and 5% of 1996 net sales with no material effect on the Company's reported earnings.

In connection with the above acquisitions, liabilities were assumed as follows (in millions):

                                                        1998           1997           1996
                                                       -------        -------        -------
Fair value of assets acquired including goodwill       $  95.1        $  73.6        $  59.8
Issuance of short term notes                                --             --          (18.6)
Issuance of Class B Common Stock                            --          (43.1)            --
Cash paid for businesses, net of cash acquired .         (78.4)         (21.1)         (32.5)
                                                       -------        -------        -------
Liabilities assumed                                    $  16.7        $   9.4        $   8.7
                                                       =======        =======        =======

INVESTMENTS

Investments consist primarily of mortgage-backed securities, U.S. Treasury Notes, common and preferred stocks. Investments which are available-for-sale are stated at market values based on current quotes while investments which are being held-to-maturity are stated at amortized cost. There were no securities during 1998 and 1997 that were classified as trading investments. Certain portfolio securities that are affected by changes in interest rates may be hedged with futures contracts for U.S. Treasury notes and bonds. Market value gains and losses on the futures contracts are recognized in income when the effects of the related price changes in the value of the hedged securities are recognized. At December 31, 1998 there were no open futures contracts.

The following tables set forth selected data with respect to the Company's long-term investments at December 31, (in millions):

                                                              1998
                                 ----------------------------------------------------------------
                                                Gross         Gross
                                 Amortized    Unrealized    Unrealized       Fair        Carrying
                                   Cost          Gains        Losses         Value         Value
                                   ----          -----        ------         -----         -----
   AVAILABLE-FOR-SALE
       INVESTMENTS
Common & Preferred Stocks         $   .1        $   --        $   --         $   .1        $   .1

Federal National Mortgage
  Assoc. Securities (FNMA)            --            --            --             --            --
Mortgage-backed Securities            --            --            --             --            --
U.S. Treasury Notes &
Municipal Bonds                     12.7            .1           (.1)          12.7          12.7

Total Available-For-Sale          ------        ------        ------         ------        ------
Investments                       $ 12.8        $   .1        $  (.1)        $ 12.8        $ 12.8
                                  ======        ======        ======         ======        ======
    HELD-TO-MATURITY
       INVESTMENTS
Federal National Mortgage
  Assoc. Securities (FNMA)        $ 87.9        $  3.1        $ (1.5)        $ 89.5        $ 87.9

Gov't. National Mortgage
  Assoc. Securities (GNMA)          25.2           2.0           (.6)          26.6          25.2

Mortgage-backed
   securities                        8.8            .1           (.8)           8.1           8.8

U.S. Treasury Notes &
Municipal Bonds                     62.5            .9            --           63.4          62.5
Total Held-To-Maturity            ------        ------        ------         ------        ------
   Investments                    $184.4        $  6.1        $ (2.9)        $187.6        $184.4
                                  ======        ======        ======         ======        ======

                                                           1997
                                -----------------------------------------------------------------
                                                Gross           Gross
                                Amortized     Unrealized      Unrealized      Fair       Carrying
                                   Cost         Gains          Losses        Value        Value
                                   ----         -----          ------        -----        -----
Common & Preferred Stocks         $   .2        $   .1        $  (.1)        $   .2        $   .2

Federal National Mortgage
  Assoc. Securities (FNMA)            --            --            --             --            --
Mortgage-backed Securities            --            --            --             --            --
U.S. Treasury Notes &
Municipal Bonds                     12.0            .1            --           12.1          12.1

Total Available-For-Sale          ------        ------        ------         ------        ------
Investments                       $ 12.2        $   .2        $  (.1)        $ 12.3        $ 12.3
                                  ======        ======        ======         ======        ======
    HELD-TO-MATURITY
       INVESTMENTS
Federal National Mortgage
  Assoc. Securities (FNMA)        $ 88.4        $  4.9        $ (1.1)        $ 92.2        $ 88.4

Gov't. National Mortgage
  Assoc. Securities (GNMA)          30.0           2.1           (.5)          31.6          30.0

Mortgage-backed
   securities                       17.0            .3            --           17.3          17.0

U.S. Treasury Notes &
Municipal Bonds                     57.9            .5           (.3)          58.1          57.9
Total Held-To-Maturity            ------        ------        ------         ------        ------
   Investments                    $193.3        $  7.8        $ (1.9)        $199.2        $193.3
                                  ======        ======        ======         ======        ======

INVESTMENTS CONT'D.

Contractual maturities of investments in debt securities available-for-sale and held-to-maturity at December 31, 1998 were as follows (in millions):

                                                                                                               U.S. Treasury
                                                                                         Mortgage Backed            Notes &
                                          FNMA                     GNMA                    Securities           Municipal Bonds
                                          ----                     ----                    ----------           ---------------
                                Amortized       Fair      Amortized        Fair      Amortized     Fair     Amortized        Fair
                                   Cost         Value        Cost          Value        Cost       Value       Cost          Value
                                   ----         -----        ----          -----        ----       -----       ----          -----
  AVAILABLE-FOR-SALE
     INVESTMENTS
Due within 1 year                  $  --        $  --        $  --        $  --        $  --       $  --       $ 2.2        $ 2.2
After 1 but within 5 years            --           --           --           --           --          --        10.5         10.5
After 5 but within 10 years           --           --           --           --           --          --          --           --
After 10 years                        --           --           --           --           --          --          --           --
                                   -----        -----        -----        -----        -----       -----       -----        -----

TOTAL                              $  --        $  --        $  --        $  --        $  --       $  --       $12.7        $12.7
                                   =====        =====        =====        =====        =====       =====       =====        =====

   HELD-TO-MATURITY
     INVESTMENTS
Due within 1 year                  $  --        $  --        $  --        $  --        $  --       $  --       $  .9        $  .9
After 1 but within 5 years            --           --          1.0          1.1           --          --        20.0         20.3
After 5 but within 10 years          2.4          2.3         14.5         15.6           --          --          .9           .9
After 10 years                      85.5         87.2          9.7          9.9          8.8         8.1        40.7         41.3
                                   -----        -----        -----        -----        -----       -----       -----        -----
TOTAL                              $87.9        $89.5        $25.2        $26.6        $ 8.8       $ 8.1       $62.5        $63.4
                                   =====        =====        =====        =====        =====       =====       =====        =====

Inventories

Inventories are classified as follows at December 31, (in millions):

                                                                 1998           1997
                                                               -------        -------
Raw material                                                   $ 104.9        $  96.5
Work-in-process                                                   79.6           74.3
Finished goods                                                   162.0          148.9
                                                               -------        -------
                                                                 346.5          319.7

Excess of current production costs over LIFO cost basis           45.6           43.8
                                                               -------        -------

Total                                                          $ 300.9        $ 275.9
                                                               =======        =======

The financial accounting basis for the LIFO inventories of acquired companies exceeds the tax basis by approximately $29.8 million at December 31, 1998.

Income Taxes

The following table sets forth selected data with respect to the Company's income tax provisions for the years ended December 31, (in millions):

                                      1998           1997            1996
                                    -------        -------         -------
Income before income taxes:
        United States               $ 225.0        $ 176.0         $ 192.9
        International                   5.5            4.1             6.4
                                    -------        -------         -------
        Total                       $ 230.5        $ 180.1         $ 199.3
                                    =======        =======         =======

Provisions for income taxes:
        Federal                     $  49.3        $  54.1         $  49.1
        State                           4.0            6.3             7.0
        International                   2.6             .9             3.1
        Deferred                        5.2          (11.5)           (1.4)
                                    -------        -------         -------
        Total                       $  61.1        $  49.8         $  57.8
                                    =======        =======         =======

The principal items making up the deferred tax provisions are set forth in the following table for the years ended December 31, (in millions):

                                            1998            1997            1996
                                          -------         -------         -------
Transactions of leasing subsidiary        $  (1.4)        $  (1.3)        $  (1.4)
Special charge                                 --           (14.8)             --
Restructuring reserve                         3.2             3.3             3.7
Depreciation                                  1.5              .7            (1.2)
Other, net                                    1.9              .6            (2.5)
                                          -------         -------         -------
Total                                     $   5.2         $ (11.5)        $  (1.4)
                                          =======         =======         =======


The components of the net deferred tax (asset) liability at December 31, (in millions) were as follows:

                                                              1998            1997
                                                            -------         -------
Deferred tax assets:
       Inventory                                            $   3.8         $   3.6
       Pensions                                                16.8            14.9
       Postretirement and postemployment benefits               8.9             9.1
       Accrued consolidation and streamlining charge            9.5            12.0
       Accrued liabilities                                     43.6            47.0
                                                            -------         -------

       Total deferred tax asset                             $  82.6         $  86.6
                                                            -------         -------

Deferred tax liabilities:
       Property, plant, and equipment                          26.4            24.9
       Leasing subsidiary                                      14.2            15.5
       LIFO inventories of acquired businesses                 11.3            11.3
       Miscellaneous other                                      7.8             7.6
                                                            -------         -------

       Total deferred tax liability                            59.7            59.3
                                                            -------         -------

Net deferred tax (asset) liability                          $ (22.9)        $ (27.3)
                                                            =======         =======

Deferred taxes are classified in the financial statements as a net short-term deferred tax asset of $24.0 million and a net long-term deferred tax liability of $1.1 million.

At December 31, 1998, United States income taxes had not been provided on approximately $14.9 million of undistributed international earnings. Payments of income taxes were $60.7 million in 1998, $62.4 million in 1997 and $45.7 million in 1996.

The consolidated effective income tax rates varied from the United States federal statutory income tax rate for the years ended December 31, as follows:

                                                   1998            1997            1996
                                                  ------          ------          ------
Federal statutory income tax rate                   35.0%           35.0%           35.0%
State income taxes, net of federal benefit           1.3             2.0             2.3
Partially tax-exempt income                         (1.9)           (2.4)           (2.5)
Non-taxable income from
      Puerto Rico operations                        (8.4)           (8.4)           (6.6)
Other, net                                            .5             1.5              .8
                                                  ------          ------          ------
Consolidated effective income tax rate              26.5%           27.7%           29.0%
                                                  ======          ======          ======

Other Non-Current Liabilities

Other Non-Current Liabilities consists of the following at December 31, (in millions):

                                                            1998           1997
                                                          -------        -------
Pensions                                                  $  43.6        $  34.6
Other postretirement benefits                                20.3           20.3
Accrued consolidation and streamlining charge                14.9           17.7
Other, net                                                   25.3           23.2
                                                          -------        -------
   Total                                                  $ 104.1        $  95.8
                                                          =======        =======

Retirement Benefits

The Company and its subsidiaries have a number of non-contributory defined benefit pension plans and other nonpension retirement benefit plans. During 1998, the Company made an acquisition where defined benefit pension assets and liabilities of the acquired company were assumed.

The following table sets forth the reconciliation of beginning and ending balances of the benefit obligations and the plan assets for the above plans at December 31, (in millions):

                                                           Pension Benefits                     Other Benefits
                                                        1998              1997              1998              1997
                                                      --------          --------          --------          --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year               $  237.7          $  206.8          $   20.3          $   20.4
Service cost                                               8.9               7.7                .3                .3
Interest cost                                             16.1              15.3               1.2               1.1
Plan amendments                                             .7                .6                --                --
Actuarial (gain) loss                                     (1.2)             17.9                --                --
Acquisitions                                               1.1                --                --                --
Benefits paid                                            (10.9)            (10.6)             (1.5)             (1.5)
                                                      --------          --------          --------          --------

Benefit obligation at end of year                       $252.4          $  237.7          $   20.3          $   20.3
                                                      --------          --------          --------          --------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year        $  218.0          $  197.2          $     --          $     --
Actual return on plan assets                              20.4              28.1                --                --
Acquisitions                                                .9                --                --                --
Employer contributions                                     2.3               3.3                --                --
Benefits paid                                            (10.9)            (10.6)               --                --
                                                      --------          --------          --------          --------

Fair value of plan assets at end of year              $  230.7          $  218.0          $     --          $     --
                                                      --------          --------          --------          --------

FUNDED STATUS                                         $  (21.7)         $  (19.7)         $  (20.3)         $  (20.3)
Unrecognized net actuarial gain                          (26.1)            (21.6)               --                --
Unrecognized prior service cost                            1.3               1.2                --                --
                                                      --------          --------          --------          --------

Accrued benefit cost                                  $  (46.5)         $  (40.1)         $  (20.3)         $  (20.3)
                                                      --------          --------          --------          --------

WEIGHTED-AVERAGE ASSUMPTIONS AS OF
   DECEMBER 31
Discount rate                                             6.75%             7.00%             7.25%             7.25%
Expected return on plan assets                            8.00%             8.00%              N/A               N/A
Rate of compensation increase                             4.00%             4.00%              N/A               N/A

The following table sets forth the components of pension and other benefits cost for the years ended December 31, (in millions):

                                                        Pension Benefits                             Other Benefits
                                            1998            1997            1996            1998           1997           1996
                                          -------         -------         -------         -------        -------        -------

COMPONENTS OF NET PERIODIC
   BENEFIT COST
Service cost                              $   8.9         $   7.7         $   7.4         $    .3        $    .3        $    .3
Interest cost                                16.1            15.3            14.1             1.2            1.1            1.3
Expected return on plan assets              (16.6)          (15.4)          (12.9)             --             --             --
Amortization of prior service cost             .7              .4              .4              --             --             --
Amortization of actuarial gains               (.5)            (.6)            (.4)             --             --             --
                                          -------         -------         -------         -------        -------        -------
Net periodic benefit cost                 $   8.6         $   7.4         $   8.6         $   1.5        $   1.4        $   1.6
                                          -------         -------         -------         -------        -------        -------


The Company and its subsidiaries have a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These other benefits were discontinued in 1991 for substantially all future retirees, with the exception of A.B. Chance Company which was acquired in 1994 and Anderson Electrical Products, Inc., which was acquired in 1996. For measurement purposes, a 9% annual rate of increase in the per capita cost of pre-65 covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 5.5% for 2001 and remain at that level thereafter. The impact of a 1 percentage point increase or decrease in assumptions would not be material to the Company. Some of the plans provide for retiree contributions which are periodically increased. The plans anticipate future cost-sharing changes that are consistent with the Company's past practices.

At December 31, 1998, approximately $145.2 million of the pension plan assets were invested in common stocks, including Hubbell Incorporated common stock with a market value of $13.8 million. The balance of plan assets of $85.5 million were invested in short term money market accounts, government and corporate bonds.

At December 31, 1998, the Company had certain defined benefit plans where the accumulated benefit obligation exceeded plan assets. In total, the accumulated benefit obligation and plan assets for these plans at December 31, 1998 were $51.0 million and $26.7 million respectively. No additional minimum liability was required to be recognized for any of these plans.

The Company also maintains two qualified defined contribution plans. The total cost of these plans was $1.5 million in 1998, $1.1 million in 1997 and $.8 million in 1996. This cost is not included in the above net periodic benefit cost for the defined benefit pension plans. Total pension expense (including defined contribution plans) as a percent of payroll was 3.2% in 1998, 3.5% in 1997 and 4.1% in 1996.

Commercial Paper, Other Borrowings and Long-Term Debt

The following table sets forth the components of the Company's debt structure at December 31, (in millions):

                                                          1998                                      1997
                                          ------------------------------------         --------------------------------
                                          COMMERCIAL                                       COMMERCIAL
                                           PAPER AND                                       PAPER AND
                                            OTHER        LONG-TERM                       OTHER      LONG-TERM
                                          BORROWINGS       DEBT         TOTAL          BORROWINGS     DEBT      TOTAL
                                          ----------       ----         -----          ----------     ----      -----
Balance at year end                        $ 113.3       $  99.6       $ 212.9         $    .3       $  99.5    $  99.8
Highest aggregate month-end balance                                    $ 215.5                                  $ 124.7
Average borrowings during the year         $  55.3       $  99.6       $ 154.9         $   6.7       $  99.5    $ 106.2
Weighted average interest rate:
At year end                                   5.32%         6.72%         5.97%           6.00%         6.72%      6.72%
Paid during the year                          5.50%         6.72%         6.28%           5.71%         6.72%      6.66%


Interest paid for commercial paper, bank borrowings, and long-term debt totaled $9.7 million in 1998, $7.2 million in 1997, and $8.1 million in 1996. The Company maintains various bank credit agreements primarily to support commercial paper borrowings. At December 31, 1998, the Company had total unused bank credit agreements of $50 million. The expiration date for these bank credit agreements is September 27, 1999. Borrowings under credit agreements generally are available at the prime rate or at a surcharge over the London Interbank Offered Rate (LIBOR). Annual commitment fee requirements to support availability of credit agreements at December 31, 1998, total approximately $30,000. In January, 1996, short term notes of $18.6 million with an interest rate of 6%, were issued as part of the purchase price for Gleason Reel Corp. In January, 1997, $18.4 million of these notes were repaid, with the balance repaid in January, 1998. Long-term debt consists of ten year non-callable notes due in 2005 at a face value of $100.0 million and a fixed interest rate of 6 5/8%.

Leases

Total rental expense under operating leases was $7.9 million in 1998, $7.4 million in 1997 and $6.8 million in 1996. The minimum annual rentals on non-cancelable, long-term, operating leases in effect at December 31, 1998 will approximate $3.5 million in 1999, $2.6 million in 2000, and will decline thereafter.

Research, Development and Engineering

Expenses for new product development and ongoing improvement of existing products were $27.0 million in 1998, $19.0 million in 1997 and $14.2 million in 1996.

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

The fair value of investment securities and long term debt are as follows (in millions):

                                   1998                          1997
                                   ----                          ----
                         Carrying         Fair          Carrying        Fair
                          Value          Value           Value          Value
                          -----          -----           -----          -----
Investments
Available-for-sale        $ 12.8         $  12.8         $ 12.3        $  12.3
Held-to-maturity          $184.4           187.6         $193.2        $ 199.2

Long-Term Debt            $(99.6)        $(106.4)        $(99.5)       $(101.6)

Fair value is based on quoted market prices for the same or similar securities.

Capital Stock

Share activity in the Company's preferred and common stocks is set forth below for the three years ended December 31, 1998:

                                         Preferred Stock              Common Stock
                                         ---------------              ------------
                                                              Class A            Class B
                                                              -------            -------
OUTSTANDING AT DECEMBER 31, 1995                --           5,786,315         27,139,225
Exercise of stock options                                       53,314            528,370
Acquisition of treasury shares                                (141,864)          (285,307)
2-for-1 stock split                                          5,748,355         27,230,302
                                        ----------          ----------         ----------
OUTSTANDING AT DECEMBER 31, 1996                --          11,446,120         54,612,590
Exercise of stock options                                       62,748            344,565
Acquisition of Fargo                                                --          1,170,572
Acquisition of treasury shares                                (362,806)          (246,782)
                                        ----------          ----------         ----------

OUTSTANDING AT DECEMBER 31, 1997                --          11,146,062         55,880,945
Exercise of stock options                                       56,000            475,975
Acquisition of treasury shares                                (420,579)        (1,543,633)
                                        ----------          ----------         ----------
OUTSTANDING AT DECEMBER 31, 1998                --          10,781,483         54,813,287

Treasury shares are retired when acquired and the purchase price is charged against par value and additional paid-in capital. Voting rights per share: Class A Common - twenty; Class B Common - one. In addition, the Company has 5,891,097 authorized shares of preferred stock; none are outstanding.

On December 9, 1998, the Board of Directors adopted a new stockholder Rights Agreement to replace the previous agreement. Under the new Rights Agreement, holders of Class A Common Stock have Class A Rights and holders of Class B Common Stock have Class B Rights. These Rights become exercisable after a specified period of time only if a person or group of affiliated persons acquires beneficial ownership of 20 percent or more of the outstanding Class A Common Stock of the Company or announces or commences a tender or exchange offer that would result in the offeror acquiring beneficial ownership of 20 percent or more of the outstanding Class A Common Stock of the Company. Each Class A Right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock ("Series A Preferred Stock"), par value $10.00 per share, at a price of $175.00 per one one-thousandth of a share. Similarly, each Class B Right entitles the holder to purchase one one-thousandth of share of Class B Junior Participating Preferred Stock ("Series B Preferred Stock"), par value $10.00 per share, at a price of $175.00 per one one-thousandth of a share. The Rights may be redeemed by the Company for one cent per Right prior to the day a person or group of affiliated persons acquires 20 percent or more of the outstanding Class A Common Stock of the Company. The Rights expire on December 31, 2008, unless earlier redeemed by the Company.

Shares of Series A Preferred Stock or Series B Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each share of Series A Preferred Stock or Series B Preferred Stock will be entitled, when, as and if declared, to a minimum preferential quarterly dividend payment of $10.00 per share but will be entitled to an aggregate dividend of 1,000 times the dividend declared per share of Common Stock. In the event of liquidation, the holders of the Series A Preferred Stock or Series B Preferred Stock will be entitled to a minimum preferential liquidation payment of $100 per share (plus any accrued but unpaid dividends) but will be entitled to an aggregate payment of 1,000 times the payment made per share of Class A Common Stock or Class B Common Stock, respectively. Each share of Series A Preferred Stock will have 20,000 votes and each share of Series B Preferred Stock will have 1,000 votes, voting together with the Common Stock. Finally, in the event of any merger, consolidation, transfer of assets or earning power or other transaction in which shares of Common Stock are converted or exchanged, each share of Series A Preferred Stock or Series B Preferred Stock will be entitled to receive 1,000 times the amount received per share of Common Stock. These rights are protected by customary antidilution provisions.

Upon the occurrence of certain events or transactions specified in the Rights Agreement, each holder of a Right will have the right to receive, upon exercise, that number of shares of the Company's common stock or the acquiring company's shares having a market value equal to twice the exercise price.

Shares of common stock were reserved at December 31, 1998 as follows:

                                                  Common Stock
                                                  ------------
                                             Class A         Class B     Preferred Stock
                                             -------         -------     ---------------
Exercise of outstanding stock options         26,000        5,670,627            --
Future grant of stock options                959,012        1,356,187            --
Distribution of performance units                 --          108,156            --
Exercise of stock purchase rights                 --               --        65,595
                                             -------        ---------        ------
Total                                        985,012        7,134,970        65,595

Stock Options

The Company has granted to officers and key employees options to purchase the Company's Class A and Class B Common Stock and the Company may grant to officers and key employees options to purchase the Company's Class B Common Stock at not less than 100% of market prices on the date of grant with a ten year term and a three year vesting period. Stock option activity for the three years ended December 31, 1998 is set forth below:

                                       Number       Option price per    Weighted
                                      of shares        share range       Average
                                      ---------        -----------       -------
OUTSTANDING AT DECEMBER 31, 1995      4,503,884      $10.95 - $32.06     $24.10
Granted                                 796,000          $41.69          $41.69
Exercised                              (581,684)     $10.95 - $32.06     $24.50
Canceled or expired                     (37,100)     $25.15 - $32.06     $27.93
                                      ---------
OUTSTANDING AT DECEMBER 31, 1996      4,681,100      $10.95 - $41.69     $27.68
Granted                                 946,400           $47.13         $47.13
Exercised                              (407,313)     $10.95 - $32.06     $28.38
Canceled or expired                     (53,399)     $21.25 - $32.06     $25.31
                                      ---------
OUTSTANDING AT DECEMBER 31, 1997      5,166,788      $13.82 - $47.13     $31.18
Granted                               1,132,400          $39.34          $39.34
Exercised                              (531,975)     $13.82 - $32.06     $31.54
Canceled or expired                     (70,591)     $25.71 - $47.13     $39.75
                                      ---------
OUTSTANDING AT DECEMBER 31, 1998      5,696,622      $16.86 - $47.13     $33.24

At December 31, 1998, outstanding options were comprised of 1,222,783 shares exercisable with an average remaining life of three years and an average price of $23.59 (range $16.86 - $26.99); 1,676,939 shares exercisable with an average remaining life of seven years and an average price of $28.08 (range $25.15 - $32.06); and 2,796,900 shares not vested with an average remaining life of nine years and an average price of $42.52 (range $39.34 - $47.13).

On May 5, 1997 the Company's shareholders approved a performance unit plan for employees who are primarily responsible in an administrative or executive capacity for the direction of the functions or operation of the Company and its subsidiaries. The performance units, which were awarded in the Company's Class B Common Stock, are based on achieving targeted earnings per share growth over the three-year period commencing January 1, 1997 and ending December 31, 1999. Participants may receive from 0 to 200 percent of the award grant depending upon whether the average annual compounded earnings per share growth is (a) below the 10% mark (no award), (b) 10% to 12.4% (100% of award), (c) 12.5% to 14.9% (150%
of award), and (d) 15% and above (200% of award). The maximum number of shares that could have been issued under the plan is 221,638.

The following table summarizes the pro forma effect on net income if compensation expense had been recognized for stock options using the Black-Scholes option-pricing model and related assumptions:

           Dividend          Expected            Interest         Expected                Fair Value            Effect on
             Yield          Volatility             Rate          Option Term             of 1 Option           Net Income*
             -----          ----------             ----          -----------             -----------           -----------
1998          3.0%             17%                 4.8%             7 Years               $    7.34            $4.1 Million
1997          2.5%             13%                 6.0%             7 Years               $   10.26            $2.7 Million
1996          2.5%             13%                 6.4%             7 Years               $    9.38            $1.2 Million

* These pro forma disclosures may not be representative of the effects on reported net income for future years since options vest over several years and options granted prior to 1995 are not considered. The pro forma effect on earnings per share would be immaterial.

Earnings Per Share

The following table sets forth the computation of earnings per share for the three years ended December 31, (in millions except per share data):


                                                        1998            1997            1996
                                                      --------        --------        --------
Net Income                                            $  169.4        $  130.3        $  141.5

Weighted average number of common
   shares outstanding during the year (basic)             66.2            67.0            65.9

Common equivalent shares                                   1.5             1.8             1.3
                                                      --------        --------        --------

Average number of shares outstanding (diluted)            67.7            68.8            67.2
                                                      ========        ========        ========

Earnings per share:
   Basic                                              $   2.56        $   1.94        $   2.15

   Diluted                                            $   2.50        $   1.89        $   2.10


Industry Segment and Geographic Area Information

Nature of Operations

Hubbell Incorporated was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. For over a century, Hubbell has manufactured and sold high quality electrical and electronic products for a broad range of commercial, industrial, telecommunications and utility applications. Since 1961, Hubbell has expanded its operations into other areas of the electrical industry and related fields. Hubbell products are now manufactured or assembled by twenty-three divisions and subsidiaries in the United States, Canada, Puerto Rico, Mexico, United Kingdom and Singapore. Hubbell also participates in joint ventures with partners in South America, Germany and Taiwan, and maintains sales offices in Malaysia, Mexico, Hong Kong, South Korea and the Middle East.

The Company is primarily engaged in the engineering, manufacture and sale of electrical and electronic products. For management reporting and control, the businesses are divided into four operating segments: Electrical, Power, Telecommunications and Other Industry. Information regarding operating segments has been presented as required by Financial Accounting Standard No. 131. Previously, the Company reported segment information on a product basis determined by voltage characteristics. At December 31, 1998 the operating segments were comprised as follows:

The Electrical Segment is comprised of businesses that primarily sell through distributors, lighting showrooms, and home centers and represents stock items including standard and special application wiring device products, lighting fixtures, fittings, switch and outlet boxes, enclosures and wire management products. The products are used in and around industrial and commercial facilities by electrical contractors, maintenance personnel and electricians.

Power Segment operations are comprised of products used in the transmission and distribution of electricity and are sold through distributors and directly to users such as electric utilities, industrial firms and engineering and construction firms. Segment products are comprised of wire and cable, insulators, surge arresters, switches, cutouts, sectionalizers and construction materials and tools for the building and maintenance of overhead and underground power and telephone lines.

The Telecommunications Segment designs and manufactures voice and data signal processing components primarily used by telephone and telecommunications companies and consists of channel cards and banks for loop and trunk carriers, and racks and cabinets.

The Other Industry Segment consists of operations that design and manufacture test and measurement equipment, high voltage power supplies and variable transformers, industrial controls including motor speed controls, pendant-type push-button stations, overhead crane controls; and Gleason(R) electric cable and hose reels. Products are sold primarily to steel mills, industrial complexes, seaports, and cable manufacturers.

On a geographic basis, the Company defines "international" as operations and subsidiaries based outside of the United States and its possessions. Sales of international units were 6% of total sales in 1998, 1997 and 1996 with the Canadian market representing approximately 60% of the total. Net assets of international subsidiaries were 4% of the consolidated total in 1998, 5% in 1997 and 5% in 1996. Export sales directly to customers or through electric wholesalers from the United States operations were $80.2 million in 1998, $105.0 million in 1997 and $98.9 million in 1996.

The Company's principal manufacturing facilities are located in the following areas, classified by segment:

                                                                                         Approximate Floor
               Segment                 Location            No. of Facilities            Area in Square Feet
               -------                 --------            -----------------            -------------------
         Electrical Segment          Connecticut                    2                        207,400
                                     Puerto Rico                    3                        256,000 (1)
                                     Tennessee                      1                        250,000
                                     Virginia                       1                        321,300
                                     Illinois                       1                        165,000
                                     Indiana                        1                        320,000
                                     Missouri                       2                        361,500
                                     Minnesota                      2                        173,800 (2)
                                     Georgia                        1                        130,000
                                     Mexico                         2                        260,000

         Power Segment               Connecticut                    1                        503,000
                                     New York                       3                        274,000
                                     Ohio                           1                         92,000
                                     South Carolina                 1                        353,000
                                     Alabama                        2                        322,000
                                     Tennessee                      1                         77,000
                                     Missouri                       1                        746,000
                                     Puerto Rico                    1                        135,565 (3)

         Telecommunications
              Segment                Virginia                       1                        138,000
                                     Oklahoma                       1                        199,000

         Other Industry              Ohio                           1                         76,900
              Segment                North Carolina                 1                         81,000 (3)
                                     Wisconsin                      1                         94,000 (4)


----------------------------------

(1)  96,500 square feet leased

(2)  41,700 square feet leased

(3)  Leased

(4)  20,000 square feet leased

Additionally, the Company owns or leases warehouses and distribution centers containing approximately 792,500 square feet. The Company believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

As of December 31, 1998, the Company has approximately 10,600 full-time employees, including salaried and hourly personnel. Approximately 40% of the employees are represented by 13 labor unions. During the next twelve months there are four union contracts due for renegotiation.

Financial Information

Financial information by industry segment and geographic area for the three years ended December 31, 1998, is summarized below (in millions). When reading the data the following items should be noted:

- Net sales comprise sales to unaffiliated customers - intersegment and inter-area sales are immaterial.

- Segment operating income consists of net sales less operating expenses. Interest expense, and other income, have not been allocated to segments.

- General corporate assets not allocated to segments are principally cash and investments.

   INDUSTRY SEGMENT                       1998             1997             1996
                                        --------         --------         --------
NET SALES:
Electrical                              $  808.4         $  776.3         $  730.6
Power                                      393.1            386.0            355.9
Telecommunications                         149.5            142.2            136.4
Other                                       73.6             74.3             74.5
                                        --------         --------         --------
   Total                                $1,424.6         $1,378.8         $1,297.4
                                        ========         ========         ========
OPERATING INCOME:
Electrical                                 146.6            145.4            133.3
  Special Charge                                            (25.0)
Power                                       53.4             47.2             37.8
  Special Charge                                            (19.0)
Telecommunications                          18.8             25.0             21.7
  Special Charge                                             (2.0)
Other                                        7.3              6.0              4.7
   Special Charge                                            (6.0)
                                        --------         --------         --------
   Operating Income                     $  226.1         $  171.6         $  197.5
Interest expense                            (9.9)            (7.3)            (8.4)
Investment and other income, net            14.3             15.8             10.2
                                        --------         --------         --------
  Income before income taxes            $  230.5         $  180.1         $  199.3
                                        ========         ========         ========

ASSETS:
Electrical                              $  540.7         $  412.1         $  381.3
Power                                      390.4            359.9            273.3
Telecommunications                          80.7             86.8             89.7
Other                                       68.5             49.9             53.2
General Corporate                          310.1            376.1            387.9
                                        --------         --------         --------
  Total                                 $1,390.4         $1,284.8         $1,185.4
                                        ========         ========         ========


CAPITAL EXPENDITURES:
Electrical                              $   49.4         $   25.2         $   20.5
Power                                       32.1             29.1             14.7
Telecommunications                           3.2              4.4              2.5
Other                                         .7              1.5               .7
General Corporate                             .7               .4               .7
                                        --------         --------         --------
  Total                                 $   86.1         $   60.6         $   39.1
                                        ========         ========         ========

DEPRECIATION AND AMORTIZATION:
Electrical                              $   21.4         $   21.8         $   20.5
Power                                       19.5             15.3             13.3
Telecommunications                           3.7              2.5              2.0
Other                                        2.6              2.7              2.6
General Corporate                             .9               .9               .9
                                        --------         --------         --------
  Total                                 $   48.1         $   43.2         $   39.3
                                        ========         ========         ========

   GEOGRAPHIC AREA

                           1998            1997             1996
                         --------        --------         --------
NET SALES:
United States            $1,338.8        $1,290.6         $1,218.3
International                85.8            88.2             79.1
                         --------        --------         --------
   Total                 $1,424.6        $1,378.8         $1,297.4
                         ========        ========         ========
OPERATING INCOME:
United States            $  212.0        $  208.0         $  185.3
   Special Charge              --           (51.1)              --
International                14.1            15.6             12.2
   Special Charge              --             (.9)              --
                         --------        --------         --------
   Total                 $  226.1        $  171.6         $  197.5
                         ========        ========         ========
ASSETS:
United States            $1,336.9        $1,220.8         $1,125.1
International                53.5            64.0             60.3
                         --------        --------         --------
  Total                  $1,390.4        $1,284.8         $1,185.4
                         ========        ========         ========

Quarterly Financial Data (Unaudited)

The table below sets forth summarized quarterly financial data for the years ended December 31, 1998 and 1997 (in millions, except per share amounts):

                            First          Second          Third           Fourth
1998                       Quarter         Quarter         Quarter         Quarter
----                       -------         -------         -------         -------
Net Sales                  $  339.7        $  372.5        $  361.6        $  350.8
Gross Profit               $  104.5        $  116.3        $  110.9        $  106.5
Net Income                 $   39.9        $   44.1        $   43.2        $   42.2
Earnings Per Share:
       Basic               $    .60        $    .67        $    .65        $    .64
      Diluted              $    .58        $    .65        $    .64        $    .63

1997
----
Net Sales                  $  324.7        $  352.9        $  351.7        $  349.5
Gross Profit               $  100.1        $  111.2        $  108.0        $  111.1
Net Income                 $   36.3        $   41.4        $   41.7        $   10.9
Earnings Per Share:
      Basic                $    .54        $    .62        $    .62        $    .16
      Diluted              $    .53        $    .60        $    .60        $    .16

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            Not applicable.


                                    PART III


            Information relative to Executive Officers appears on Page 54 of this report.

Item 10.    Directors and Executive Officers of the Registrant(1)

Item 11.    Executive Compensation (1)

Item 12.    Security Ownership of Certain Beneficial Owners and Management (1)

Item 13.    Certain Relationships and Related Transactions (1)


                                     PART IV


Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.     Financial Statements and Schedules

Financial statements and schedules listed in the Index to Financial Statements and Schedules appearing on Page 57 are filed as part of this Annual Report on Form 10-K.

2.     Exhibits

    Number               Description
    ------               -----------
       3a     Restated Certificate of Incorporation, as amended and restated as of May 14, 1998. (1) Exhibit 3a of the registrant's report on Form
              10-Q for the second quarter, 1998, dated June 30, 1998 and filed on August 7, 1998, is incorporated by reference; and (2) Exhibit 1 of the registrant's reports on Form 8-A and 8-K, both dated
              December 17, 1998 and filed on December 17, 1998, is incorporated by reference.

       3b     By-Laws, Hubbell Incorporated, as amended on March 11, 1997.
              Exhibit 3b of the registrant's report on Form 10-K for the year
              1996, filed on March 27, 1997, is incorporated by reference.

       3c     Rights Agreement, dated as of December 9, 1998, between Hubbell
              Incorporated and ChaseMellon Shareholder Services, L.L.C.) as
              Rights Agent (incorporated by reference to Exhibit 1 to the registrant's Registration Statement on Form 8-A and Form 8-K, both dated December 17, 1998, and filed on December 17, 1998).


-------------

(1) The definitive proxy statement for the annual meeting of shareholders to be held on May 3, 1999, filed with the Commission on March 29, 1999, pursuant to Regulation 14A, is incorporated herein by reference.

    Number               Description
    ------               -----------
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

       10a+ Hubbell Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 1998, is incorporated herein by reference.

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

       27         Exhibit 27 Financial Data Schedule (Electronic filings only)

3.     Reports on Form 8-K

       A report on Form 8-K, dated December 17, 1998 was filed on December 17, 1998.


+ This exhibit constitutes a management contract, compensatory plan, or arrangement

                      Executive Officers of the Registrant

           Name              Age(1)            Present Position                              Business Experience
           ----              ------            ----------------                              -------------------
G. Jackson Ratcliffe           62      Chairman of the Board, President              President and Chief Executive Officer
                                       and Chief Executive Officer                   Officer since January 1, 1988; Chairman of the
                                                                                     Board since 1987; Executive Vice President
                                                                                     Administration 1983-1987; Senior Vice
                                                                                     President-Finance and Law 1980-1983; Vice
                                                                                     President, General Counsel and Secretary
                                                                                     1974-1980.

Harry B. Rowell, Jr.           57      Executive Vice President and                  Present position since January 1,
                                       Chief Operating Officer                       January 1, 1988; Group Vice President
                                                                                     1985-1987; Vice President Corporate Development
                                                                                     and Planning 1979-1985.

Vincent R. Petrecca            58      Executive Vice President                      Present position since January 1, 1988; Group
                                                                                     Vice President 1984-1987; Vice President and
                                                                                     General Manager of the Wiring Device Division
                                                                                     1981-1984; Vice President and General Manager
                                                                                     of the Lighting Division 1976-1981.

Timothy H. Powers              50      Senior Vice President and                     Present position since September 21,
                                       Chief Financial Officer                       1998; previously Executive Vice President,
                                                                                     Finance & Business Development, Americas
                                                                                     Region, Asea Brown Boveri

Thomas H. Pluff                51      Group Vice President                          Present position since March 1989.

Richard W. Davies              52      Vice President, General Counsel               Present position since January 1,
                                       and Secretary                                 1996; General Counsel since 1987; Secretary
                                                                                     since 1982; Assistant Secretary 1980-1982;
                                                                                     Assistant General Counsel 1974-1987.

James H. Biggart, Jr.          46      Vice President and Treasurer                  Present position since January 1, 1996;
                                                                                     Treasurer since 1987; Assistant Treasurer
                                                                                     1986-1987; Director of Taxes 1984-1986.


            There is no family relationship between any of the above-named executive officers.

--------------------------

(1) As of March 12, 1999

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       HUBBELL INCORPORATED


By /s/   G. J. Ratcliffe                                       3/8/99
   -----------------------------------------                   ------
         G. J. Ratcliffe                                        Date
         Chairman of the Board, President, Chief
           Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/   G. J. Ratcliffe                                       3/8/99
   -----------------------------------------                   ------
         G. J. Ratcliffe                                        Date
         Chairman of the Board, President, Chief
           Executive Officer and Director



By /s/   T. H. Powers                                          3/8/99
   -----------------------------------------                   ------
         T. H. Powers                                           Date
         Senior Vice President & Chief Financial Officer
           (Chief Accounting Officer)



By /s/      E. R. Brooks                                       3/8/99
   -----------------------------------------                   ------
            E. R. Brooks                                        Date
            Director



By /s/      G. W. Edwards, Jr.                                 3/8/99
   -----------------------------------------                   ------
            G. W. Edwards, Jr.                                  Date
            Director


By /s/      J. S. Hoffman                                       3/8/99
   -----------------------------------------                   ------
            J. S. Hoffman                                       Date
            Director

By /s/      H. G. McDonell                                     3/8/99
   -----------------------------------------                   ------
            H. G. McDonell                                      Date
            Director

By /s/      A. McNally IV                                      3/8/99
   -----------------------------------------                   ------
            A. McNally IV                                       Date
            Director



By /s/      D. J. Meyer                                        3/8/99
   -----------------------------------------                   ------
            D. J. Meyer                                         Date
            Director



By /s/      J. A. Urquhart                                     3/8/99
   -----------------------------------------                   ------
            J. A. Urquhart                                      Date
            Director



By /s/      M. Wallop                                          3/8/99
   -----------------------------------------                   ------
            M. Wallop                                           Date
            Director

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                         Form 10-K for
Financial Statements                                                     1998, Page:
--------------------                                                     -----------
           Report of Independent Accountants .......................          22

           Consolidated Balance Sheet at December 31, 1998 and 1997           23

           Consolidated Statement of Income for the three years
           ended December 31, 1998 .................................          25

           Consolidated Statement of Cash Flows for the three years
           ended December 31, 1998 .................................          26

           Consolidated Statement of Changes in Shareholders' Equity
           for the three years ended December 31, 1998 .............          27

           Statement of Accounting Policies ........................          28

           Notes to Consolidated Financial Statements ..............          31


Financial Statement Schedule

           Report of Independent Accountants
           on Financial Statement Schedule .........................          58

           Valuation and Qualifying Accounts and Reserves
           (Schedule VIII) .........................................          59

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Hubbell Incorporated


Our audits of the consolidated balance sheets and the related consolidated statements of income, cash flows and changes in shareholders' equity referred to in our report dated January 21, 1999, appearing on page 22 of this Form 10-K also included an audit of the Financial Statement Schedule listed in the index on page 57. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Stamford, Connecticut
January 21, 1999

                                                                   Schedule VIII

                              HUBBELL INCORPORATED
                                AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                  (In millions)



Reserves deducted in the balance sheet from the assets to which they apply:

                                                         Additions                            Deductions -
                                       Balance at         charged             Acquisition     uncollectible            Balance
                                       beginning         to costs                 of            accounts               at end
                                       of period       and expenses            businesses      written off            of period
                                       ---------       ------------            ----------      -----------            ---------
Allowances for doubtful
accounts receivable:
      Year 1996                           $4.3               $1.2                 $.1             $   (.7)               $4.9

      Year 1997                           $4.9               $1.3                 $.2             $   (.7)               $5.7

      Year 1998                           $5.7               $1.4                 $ --              $(1.4)               $5.7

                                EXHIBIT INDEX
                                -------------
    Number               Description
    ------               -----------

       3a Restated Certificate of Incorporation, as amended and restated as of May 14, 1998. (1) Exhibit 3a of the registrant's report on Form 10-Q for the second quarter, 1998, dated June 30, 1998 and filed on August 7, 1998, is incorporated by reference; and (2) Exhibit 1 of the registrant's reports on Form 8-A and 8-K, both dated December 17, 1998 and filed on December 17, 1998, is incorporated by reference.

       3b By-Laws, Hubbell Incorporated, as amended on March 11, 1997, is incorporated by reference.

       3c Rights Agreement, dated as of December 9, 1998, between Hubbell Incorporated and ChaseMellon Shareholder Services, L.L.C.) as Rights Agent (incorporated by reference to Exhibit 1 to the registrant's Registration Statement on Form 8-A and Form 8-K, both dated December 17, 1998, and filed on December 17, 1998).

       4a Instruments with respect to the 1996 issue of long-term debt have not been filed as exhibits to this Annual Report on Form 10-K as the authorized principal amount on such issue does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis; registrant agrees to furnish a copy of each such instruments to the Commission upon request.

       10a+ Hubbell Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 1998, is incorporated by reference.

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

-------------

(1) The definitive proxy statement for the annual meeting of shareholders to be held on May 3, 1999, filed with the Commission on March 29, 1999, pursuant to Regulation 14A, is incorporated herein by reference.

      Number               Description
      ------               -----------


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

+ This exhibit constitutes a management contract, compensatory plan, or arrangement