Form 10-Q
period 1999-03-31
HUBBELL INC
filed 1999-05-14
CIK 48898

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended MARCH 31, 1999


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X  NO
                                    ---    ---

The number of shares of registrant's classes of common stock outstanding as of May 7, 1999 were:

                     Class A ($.01 par value) 10,612,000

                     Class B ($.01 par value) 54,445,000

                              HUBBELL INCORPORATED
                         PART I - FINANCIAL INFORMATION
ITEM 1                        FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                  (IN MILLIONS)

                                                                               (Unaudited)
                                                                              March 31, 1999    December 31, 1998
                                                                              --------------    -----------------
ASSETS
Current Assets:
   Cash and temporary cash investments                                          $     15.5         $     30.1
   Accounts receivable (net)                                                         227.8              200.2
   Inventories                                                                       308.1              300.9
   Prepaid taxes                                                                      24.5               24.0
   Other                                                                              13.2                9.6
                                                                                ----------         ----------

TOTAL CURRENT ASSETS                                                                 589.1              564.8

Property, Plant and Equipment (net)                                                  316.3              310.1

Other Assets:
   Investments                                                                       201.0              197.3
   Purchase price in excess of net assets of companies acquired (net)                239.3              232.6
   Property held as investment                                                        11.6               12.0
   Other                                                                              74.0               73.6
                                                                                ----------         ----------

                                                                                $  1,431.3         $  1,390.4
                                                                                ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Commercial paper and notes                                                   $    148.8         $    113.3
   Accounts payable                                                                   67.1               69.8
   Accrued salaries, wages and employee benefits                                      26.8               26.6
   Accrued income taxes                                                               43.3               31.1
   Dividends payable                                                                  20.2               20.4
   Accrued consolidation and streamlining charge                                      10.0               10.0
   Other accrued liabilities                                                          71.0               73.8
                                                                                ----------         ----------

TOTAL CURRENT LIABILITIES                                                            387.2              345.0

Long-Term Debt                                                                        99.6               99.6

Other Non-Current Liabilities                                                        100.8              104.1

Deferred Income Taxes                                                                   .9                1.1

Shareholders' Equity                                                                 842.8              840.6
                                                                                ----------         ----------

                                                                                $  1,431.3         $  1,390.4
                                                                                ==========         ==========


See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                          ------------------
                                                         1999              1998
                                                      ---------         ---------
NET SALES                                             $   367.5         $   339.7

Cost of goods sold                                        260.5             235.3
                                                      ---------         ---------

GROSS PROFIT                                              107.0             104.4

Selling & administrative expenses                          55.2              51.3
                                                      ---------         ---------

OPERATING INCOME                                           51.8              53.1
                                                      ---------         ---------

OTHER INCOME (EXPENSE):

       Investment income                                    3.4               4.1
       Interest expense                                    (3.6)             (1.7)
Other income (expense), net                                 2.0               (.5)
                                                      ---------         ---------

TOTAL OTHER INCOME, NET                                     1.8               1.9
                                                      ---------         ---------

INCOME BEFORE INCOME TAXES                                 53.6              55.0

Provision for income taxes                                 13.9              15.1
                                                      ---------         ---------

NET INCOME                                            $    39.7         $    39.9
                                                      =========         =========

EARNINGS PER SHARE - BASIC                            $    0.61         $    0.60
                                                      =========         =========

EARNINGS PER SHARE - DILUTED                          $    0.60         $    0.58
                                                      =========         =========


See notes to consolidated financial statements.

                              HUBBELL INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31
                                                                                   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                 1999       1998
                                                                                   -------    -------
Net income                                                                         $  39.7    $  39.9
Adjustments to reconcile net income to
net cash provided by operating activities:
     Depreciation and amortization                                                    14.2       12.7
     Deferred income taxes                                                             (.7)       1.4
     Expenditures for streamlining, consolidation and restructuring                   (2.1)       (.6)
Changes in assets and liabilities, net of the effect of business acquisitions:
     (Increase)/Decrease in accounts receivable                                      (25.5)      (9.3)
     (Increase)/Decrease in inventories                                               (4.0)      (6.8)
     (Increase)/Decrease in other current assets                                      (2.3)      15.6
     Increase/(Decrease) in current operating liabilities                              1.7       (2.6)
     (Increase)/Decrease in other, net                                                 (.4)       1.1
                                                                                   -------    -------
Net cash provided by operating activities                                             20.6       51.4
                                                                                   -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses                                                            (13.3)      (7.3)
Additions to property, plant and equipment                                           (18.3)     (21.8)
Purchases of investments                                                             (11.1)      (8.9)
Repayments and sales of investments                                                    7.4        5.1
Other, net                                                                             1.6        1.1
                                                                                   -------    -------

Net cash used in investing activities                                                (33.7)     (31.8)
                                                                                   -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of dividends                                                                 (20.4)     (19.5)
Commercial paper and notes - borrowings (repayments)                                  35.5        (.2)
Exercise of stock options                                                              2.0         .7
Acquisition of treasury shares                                                       (18.6)     (24.5)
                                                                                   -------    -------

Net cash used in financing activities                                                 (1.5)     (43.5)
                                                                                   -------    -------

Decrease in cash and temporary cash investments                                      (14.6)     (23.9)

CASH AND TEMPORARY CASH INVESTMENTS

Beginning of period                                                                   30.1       75.2
                                                                                   -------    -------

End of period                                                                      $  15.5    $  51.3
                                                                                   =======    =======


See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


  1. Inventories are classified as follows:  (in millions)

                                                      MARCH 31,         DECEMBER 31,
                                                         1999               1998
                                                      ---------         ------------
Raw Material                                           $  111.6           $  104.9
Work-in-Process                                            87.3               79.6
Finished Goods                                            155.1              162.0
                                                       --------           --------

                                                          354.0              346.5

Excess of current
production costs over
LIFO cost basis                                            45.9               45.6
                                                       --------           --------

                                                       $  308.1           $  300.9
                                                       ========           ========


  2. Shareholders' Equity comprises: (in millions)

                                                          MARCH 31,    DECEMBER 31,
                                                            1999           1998
                                                          ---------    ------------
Common Stock, $.01 par value:
Class A-authorized 50,000,000 shares,
   outstanding 10,659,183 and 10,781,483 shares            $     .1      $     .1
Class B-authorized 150,000,000 shares
   outstanding 54,507,900 and 54,813,287 shares                  .5            .5
Additional paid-in-capital                                    381.0         397.8
Retained earnings                                             475.0         455.7
Unrealized holding gains (losses) on securities                  .1            .1
Cumulative translation adjustments                            (13.9)        (13.6)
                                                           --------      --------

                                                           $  842.8      $  840.6
                                                           ========      ========

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


3. During the first quarter of 1999, the Company's Power Segment acquired assets used in the manufacture and supply of high voltage underground cable accessory products and technology for the electrical utility market for a cash purchase price of $13.3 million. During the first quarter of 1998, the Company also acquired two product lines and associated assets for an aggregate cash purchase price of $7.3 million.

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

4. The following table sets forth the computation of earnings per share for the three months ended March 31 (in millions except per share data):

                                                                  MARCH 31
                                                                  --------
                                                             1999           1998
                                                             ----           ----
Net Income                                                 $   39.7       $   39.9
Weighted average number of common
shares outstanding during the period                           65.2           66.9
Common equivalent shares                                        1.1            2.0
                                                           --------       --------
Average number of shares outstanding                           66.3           68.9

Earnings per share:
Basic                                                      $    0.61      $    0.60
Diluted                                                    $    0.60      $    0.58

5. The following table sets forth the computation of comprehensive income for the three months ended March 31 (in millions):

                                                                 MARCH 31
                                                                 --------
Comprehensive Income                                         1999          1998
--------------------                                         ----          ----
Net Income                                                  $  39.7       $  39.9
Changes in:
   Cumulative Translation Adjustment                            (.3)          (.2)
   Unrealized gains (losses) on securities                     --            --
                                                            -------       -------
   Comprehensive Income                                     $  39.4       $  39.7
                                                            =======       =======

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


6. The following table sets forth financial information by industry segment for the three months ended March 31 (in millions):

                                                                 March 31
                                                                 --------
  Industry Segment
                                                           1999            1998
                                                           ----            ----
Net Sales
    Electrical                                           $  220.1        $  191.1
    Power                                                    97.5            94.1
    Telecommunications                                       33.0            34.8
    Other                                                    16.9            19.7
                                                         --------        --------
              Total                                      $  367.5        $  339.7

Operating Income
    Electrical                                           $   36.3        $   33.9
    Power                                                    12.5            12.2
    Telecommunications                                        1.8             5.6
    Other                                                     1.2             1.4
                                                         --------        --------
    Segment Total                                        $   51.8        $   53.1
    Interest Expense                                         (3.6)           (1.7)
    Investment and Other Income, Net                          5.4             3.6
                                                         --------        --------
    Income Before Income Taxes                           $   53.6        $   55.0


7. The issuance of FAS No. 133 - "Accounting for Derivative Instruments and Hedging Activity" effective in 2000 requires the recognition of all derivatives as either assets or liabilities on the consolidated balance sheet at fair value. This will change the current practices of the Company, but it is not expected to have a significant impact on the financial position or the results of operations.

8. In the opinion of management, the information furnished in Part I-Financial Information on Form 10-Q reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial statements for the periods indicated.

9. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

                              HUBBELL INCORPORATED
ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999

                               FINANCIAL CONDITION

At March 31, 1999, the Company's financial position remained strong with working capital of $201.9 million and a current ratio of 1.5 to 1. Total borrowings at March 31, 1999, were $248.4 million, 29.5% of shareholder's equity.

The net decline in cash and temporary cash investments of $14.6 million for the three months ended March 31, 1999, reflects the following: expenditures for plant and equipment as part of the consolidation and streamlining initiative, the acquisition of treasury shares under the Company's $300 million share repurchase program, and the quarterly dividend payment offset by cash provided from operating activities and additional borrowings.

The decline in net cash provided by operating activities reflects an increase in cash used for working capital requirements primarily due to an increase in accounts receivable resulting from higher sales in March. The increase in inventories is to provide adequate stock to maintain customer service levels during relocation of manufacturing operations, as a result of the consolidation and streamlining initiatives.

The Company believes that currently available cash, borrowing facilities, and its ability to increase its credit lines if needed, combined with internally generated funds, should be more than sufficient to fund capital expenditures as well as any increase in working capital that would be required to accommodate a higher level of business activity.

                              RESULTS OF OPERATIONS

Consolidated net sales increased by 8% on greater shipments of high voltage underground cable accessory product assets combined with the acquisition in 1999 and six product lines in 1998. Offsetting these improvements was a decline in orders from telephone companies to the Telecommunications Segment, which combined with investment in new product development, resulted in a 2% decline in operating income.

Electrical Segment sales increased by 15% primarily due to greater shipments in generally all product lines and due to the effect of the acquisition of the three lighting businesses during 1998. Operating income increased 7% from the benefits of improved performance in Wiring products, which was partly offset by a change in product mix, price competition and a weaker Canadian market.

Power Segment sales increased 4%, with the inclusion of sales generated by the underground cable accessory product business. Operating income increased only by 2%, due to price competition for surge arresters and the effects of weaker international markets.

Telecommunications Segment sales, which included for the first quarter of 1999 Siescor Technologies product line, were impacted by the lower demand for existing product lines sold to the Regional Bell Operating Companies (RBOC). Operating profit also declined as the segment's investment in new product development increased substantially over prior year.

Other Industry Segment sales decreased 14% due to the slow down in the steel industry coupled with the Asian economic problems. Operating income declined in line with the lower sales volume.

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999
                                   (CONTINUED)


Sales through the Company's International units decreased 15% reflecting the weakened economies of the Canadian and Asian markets. Operating income from International units decreased in line with sales and was further impacted by unfavorable translation rates due to the strengthening of the U.S. dollar against foreign currencies.

The effective income tax rate for 1999 was 26.0% versus 27.5% in 1998. The decrease in the effective tax rate reflects a higher level of tax benefit from Puerto Rico operations. Net income decreased 1% while diluted earnings per share increased 3%.

The Company's consolidation and streamlining program is proceeding according to management's plan. At March 31, 1999, the accrual balance was $22.8 million. Through March 31, 1999, cumulative costs charged to the consolidation and streamlining accrual were $21.8 million as follows (in millions):

                                Employee     Asset     Exist     Other
                                Benefits   Disposals   Costs     Costs     Total
                                --------   ---------   -----     -----     -----
1997 Streamlining Charge        $  15.6    $  18.0    $  6.1    $  4.9    $  44.6
Amounts Utilized in 1997            (.6)      (7.3)     (0.1)     (4.9)     (12.9)
Amounts Utilized in 1998           (3.8)      (2.4)     (0.6)     --         (6.8)
Amounts Utilized in 1999            (.3)      (1.8)     --        --         (2.1)
                                -------    -------    ------    ------    -------
Remaining Reserve               $  10.9    $   6.5    $  5.4    $ --      $  22.8
                                =======    =======    ======    ======    =======


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

  During 1995, the Company established a task force to assess the impact the Year 2000 could have on the Company's operations and its relationship with customers and vendors and to develop appropriate action plans. The action plans address the required modification or replacement of software and equipment utilized in the Company's operations along with a timetable and estimated costs. Cost for replacement of software and equipment are capitalized in accordance with Company policies while costs of modifications are expensed as incurred. Total expenditures are estimated to be $20 million with approximately 80% having been spent to date.

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999
                                   (CONTINUED)


The action plans also address the impact that suppliers and customer Year 2000 issues may have on the Company. The Company relies on third party suppliers for materials, utilities, transportation, banking and key services. Efforts are underway to evaluate supplier's Year 2000 readiness and to determine alternatives and contingency plans such as alternate supply sources and accumulation of inventory. Approaches to reducing supply disruptions will vary by business and facility and are intended as a means of managing the risk but cannot eliminate the potential for disruption due to a third party. The Company is also dependent upon its customers for sales and cashflow. Interruptions in our customers' operation from Year 2000 issues could result in reduced sales, increased inventories or receivables and lower cashflows. While these events are possible, the diversity of the Company's customer base is broad enough to minimize the effects of a single occurrence. Steps are being taken to monitor customers' Year 2000 readiness, including testing of transactions, as a means of determining risks and alternatives.

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

                                  MARKET RISKS

In the operation of its business, the Company has identified market risk exposures to foreign currency exchange rates, raw material prices and interest rates. There have not been any material changes effecting the identified risks or the Company's strategy for managing the exposures from the preceding fiscal year.

                          FORWARD-LOOKING STATEMENTS

Certain statements made in the discussion of Financial Condition and Results of Operations are forward-looking. Certain statements under the caption "Impact of the Year 2000 Issue" are also forward-looking. These may be identified by the use of forward-looking words or phrases, such as "believe", "expect", "anticipate", "should", "plan", "estimated", "potential", "target", "goals", and "scheduled", among others. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in the specified statements. The Company notes that a variety of factors could cause the Company's assessment of Year 2000 issues to differ materially from the actual impact of Year 2000 issues. The risks and uncertainties that may affect the Company's assessment of Year 2000 issues includes (1) the complexity involved in ascertaining all situations in which Year 2000 issues may arise; (2) the ability of the Company to obtain the services of sufficient personnel to implement the program; (3) possibe increases in the cost of personnel required to implement the program; (4) absence of delays in scheduled deliveries of new hardware and software from third party suppliers; (5) the receipt and the reliability of responses from suppliers, customers and others to whom compliance inquiries are being made;
(6) the ability of material third parties to bring their affected systems into compliance and (7) absence of unforeseen events which could delay timely implementation of the program.

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION



ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

NUMBER                            DESCRIPTION

3b*       By-laws, as amended on March 8, 1999.

27.       Financial Data Schedule (Electronic filings only)

-----------------------------
* Filed hereunder

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed for the three months ended March 31, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HUBBELL INCORPORATED



Dated: May 14, 1999                          /s/ T. H. Powers
                                             ----------------------------
                                             Timothy H. Powers
                                             Senior Vice President and
                                             Chief Financial Officer