Form 10-Q
period 1999-06-30
HUBBELL INC
filed 1999-08-11
CIK 48898

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended      JUNE 30, 1999


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

               YES          X                      NO

The number of shares of registrant's classes of common stock outstanding as of August 9, 1999 were:

                      Class A ($.01 par value) 10,421,000

                      Class B ($.01 par value) 54,562,000

                                      INDEX

                              HUBBELL INCORPORATED

Part I.  Financial Information                                                                          PAGE

    Item   1.  Financial Statements

               Consolidated balance sheets - June 30, 1999 (unaudited) and
               December 31, 1998                                                                         3

               Consolidated statements of income (unaudited) - Three months ended
               June 30, 1999 and 1998, Six months ended June 30, 1999 and 1998                           4

               Consolidated statements of cash flows (unaudited) - Six months ended
               June 30, 1999 and 1998                                                                    5

               Notes to consolidated financial statements - June 30, 1999                                6-8

    Item   2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                     9-12

Part II.  Other Information

    Item   1.  Legal Proceedings                                                                          N/A

    Item   2.  Changes In Securities and Use of Proceeds                                                  N/A

    Item   3.  Defaults upon Senior Securities                                                            N/A

    Item   4.  Submission of Matters to a Vote of Security Holders                                        13

    Item   5.  Other Information                                                                          N/A

    Item   6.  Exhibits and Reports on Form 8-K                                                           14

Signatures                                                                                                14


                              HUBBELL INCORPORATED
                         PART I - FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                                  (IN MILLIONS)

                                                                                (Unaudited)
                                                                               June 30, 1999        December 31, 1998
                                                                               -------------       -----------------
ASSETS
Current Assets:
   Cash and temporary cash investments                                           $     20.4          $     30.1
   Accounts receivable (net)                                                          241.4               200.2
   Inventories                                                                        303.1               300.9
   Prepaid taxes                                                                       27.4                24.0
   Other                                                                               10.4                 9.6
                                                                                 ----------          ----------

TOTAL CURRENT ASSETS                                                                  602.7               564.8

Property, Plant and Equipment (net)                                                   317.9               310.1

Other Assets:

   Investments                                                                        209.2               197.3
   Purchase price in excess of net assets of companies acquired (net)                 236.8               232.6
   Property held as investment                                                         11.8                12.0
   Other                                                                               74.1                73.6
                                                                                 ----------          ----------

                                                                                 $  1,452.5          $  1,390.4
                                                                                 ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

   Commercial paper and notes                                                    $    173.1          $    113.3
   Accounts payable                                                                    69.8                69.8
   Accrued salaries, wages and employee benefits                                       30.9                26.6
   Accrued income taxes                                                                33.5                31.1
   Dividends payable                                                                   20.8                20.4
   Accrued consolidation and streamlining charge                                       10.0                10.0
   Other accrued liabilities                                                           61.4                73.8
                                                                                 ----------          ----------

TOTAL CURRENT LIABILITIES                                                             399.5               345.0

Long-Term Debt                                                                         99.6                99.6

Other Non-Current Liabilities                                                          95.0               104.1

Deferred Income Taxes                                                                   3.3                 1.1

Shareholders' Equity                                                                  855.1               840.6
                                                                                 ----------          ----------

                                                                                 $  1,452.5          $  1,390.4
                                                                                 ==========          ==========


See notes to consolidated financial statements

                              HUBBELL INCORPORATED

                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED                        SIX MONTHS ENDED

                                                         JUNE 30                                   JUNE 30
                                                         -------                                   -------

                                                  1999              1998                 1999                  1998
                                                  ----              ----                 ----                  ----

NET SALES                                        $368.6              $372.5              $736.1              $712.2

Cost of goods sold                                258.1               256.2               518.5               491.4
                                                -------             -------             -------             -------

GROSS PROFIT                                      110.5               116.3               217.6               220.8

Selling & administrative

   Expenses                                        54.6                56.2               109.9               107.5
                                                -------             -------             -------             -------

OPERATING INCOME                                   55.9                60.1               107.7               113.3
                                                -------             -------             -------             -------

OTHER INCOME (EXPENSE):

       Investment income                            3.4                 4.1                 6.8                 8.1
       Interest expense                            (4.1)               (2.6)               (7.6)               (4.3)
       Other income (expense), net                  3.1                 (.7)                5.0                (1.2)
                                                -------             -------             -------             -------

TOTAL OTHER INCOME, NET                             2.4                  .8                 4.2                 2.6
                                                -------             -------             -------             -------
INCOME BEFORE INCOME TAXES                         58.3                60.9               111.9               115.9

Provision for income taxes                         15.2                16.7                29.1                31.9
                                                -------             -------             -------             -------

NET INCOME                                        $43.1               $44.2               $82.8               $84.0
                                                =======             =======             =======             =======

EARNINGS PER SHARE - BASIC                         $0.66               $0.67               $1.27               $1.26
                                                 =======             =======             =======             =======

EARNINGS PER SHARE - DILUTED                       $0.65               $0.65               $1.25               $1.23
                                                 =======             =======             =======             =======
CASH DIVIDENDS PER COMMON

     SHARE                                         $0.32               $0.31               $0.63               $0.60
                                                 =======             =======             =======             =======




See notes to consolidated financial statements.

                              HUBBELL INCORPORATED

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                                  SIX MONTHS ENDED
                                                                                                       JUNE 30
                                                                                               ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                           1999              1998
                                                                                               ----              ----
Net income                                                                                   $ 82.8             $ 84.0
Adjustments to reconcile net income to
net cash provided by operating activities:

     Depreciation and amortization                                                             28.8               25.9
     Deferred income taxes                                                                     (1.2)               1.0
     Expenditures for streamlining, consolidation and restructuring                            (2.7)              (1.6)
Changes in assets and liabilities, net of the effect of business acquisitions:

     (Increase)/Decrease in accounts receivable                                               (40.2)             (15.6)
     (Increase)/Decrease in inventories                                                          .9               (6.5)
     (Increase)/Decrease in other current assets                                                1.2               17.4
     Increase/(Decrease) in current operating liabilities                                     (15.5)             (16.1)
     (Increase)/Decrease in other, net                                                          (.7)                .8
                                                                                             -------            ------
Net cash provided by operating activities                                                      53.4               89.3
                                                                                              -----              -----

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of businesses                                                                     (13.3)             (20.5)
Additions to property, plant and equipment                                                    (32.3)             (44.1)
Purchases of investments                                                                      (27.1)             (17.5)
Repayments and sales of investments                                                            15.2               11.0
Other, net                                                                                      1.5                2.1
                                                                                             ------             ------

Net cash used in investing activities                                                         (56.0)             (69.0)
                                                                                             -------             ------

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of dividends                                                                          (40.6)             (38.9)
Commercial paper and notes - borrowings                                                        59.8               57.8
Exercise of stock options                                                                       4.3                4.3
Acquisition of treasury shares                                                                (30.6)             (60.9)
                                                                                            --------             ------

Net cash used in financing activities                                                          (7.1)             (37.7)
                                                                                            --------             ------

Decrease in cash and temporary cash investments                                                (9.7)             (17.4)

CASH AND TEMPORARY CASH INVESTMENTS

Beginning of period                                                                            30.1               75.2
                                                                                             ------             ------

End of period                                                                                $ 20.4             $ 57.8
                                                                                             ======             ======

See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 1998.

2.   INVENTORIES ARE CLASSIFIED AS FOLLOWS: (IN MILLIONS)

                                                            JUNE 30,     DECEMBER 31,
                                                             1999           1998
                                                             ----           ----

  Raw Material                                              $108.2       $ 104.9
  Work-in-Process                                             76.5          79.6
  Finished Goods                                             164.5         162.0
                                                            ------        ------
                                                             349.2         346.5

  Excess of current
  production costs over
  LIFO cost basis                                             46.1          45.6
                                                           -------       -------
                                                            $303.1        $300.9
                                                            ======        ======

3.   SHAREHOLDERS' EQUITY COMPRISES: (IN MILLIONS)

                                                            JUNE 30,     DECEMBER 31,
                                                              1999          1998
                                                              ----          ----
  Common Stock, $.01 par value:
  Class A-authorized 50,000,000 shares,
     outstanding 10,474,021 and 10,781,483 shares            $    .1     $     .1
  Class B-authorized 150,000,000 shares
     outstanding 54,521,265 and 54,813,287 shares                 .5           .5
  Additional paid-in-capital                                   371.0        397.8
  Retained earnings                                            497.5        455.7
  Unrealized holding gains (losses) on securities                ---           .1
  Cumulative translation adjustments                           (14.0)       (13.6)
                                                             --------    ---------
                                                              $855.1       $840.6
                                                              ======       ======


                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

4. There were no acquisitions completed during the second quarter of 1999. During the first quarter of 1999, the Company's Power Segment acquired assets used in the manufacture and supply of high voltage underground cable accessory products and technology for the electrical utility market for a cash purchase price of $13.3 million. During the first half of 1998, the Company acquired three product lines and associated assets for an aggregate cash purchase price of $20.5 million, including the business and assets of Siescor Technologies, Inc., which was acquired at the beginning of the second quarter.

     The costs of the acquired businesses have been allocated to assets acquired and liabilities assumed based on fair values with the residual amount assigned to goodwill, which is being amortized over forty years. The businesses have been included in the financial statements as of their respective acquisition date and had no material effect on the Company's financial position and reported earnings during the respective periods.

5. The following table sets forth the computation of earnings per share for the three and six months ended June 30 (in millions except per share data):

                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             JUNE 30                           JUNE 30
                                                             -------                           -------

                                                        1999          1998               1999             1998
                                                        ----          ----               ----             ----

  Net Income                                            $43.1         $44.2              $82.8           $84.0
                                                        =====         =====              =====           =====
  Weighted average number of common
  shares outstanding during the period                   65.0          66.2               65.2            66.5
  Common equivalent shares                                1.2           1.8                1.1             1.9
                                                       ------        ------             ------          ------
  Average number of shares outstanding                   66.2          68.0               66.3            68.4

  Earnings per share:

  Basic                                                 $0.66         $0.67              $1.27           $1.26
  Diluted                                               $0.65         $0.65              $1.25           $1.23


6.   COMPREHENSIVE INCOME

     Total comprehensive income was $43.0 and $82.4 for the three and six-months ended June 30, 1999 and $42.0 and $82.1 for the three and six-months ended June 30, 1998.

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

7. The following table sets forth financial information by industry segment for the three and six-months ended June 30 (in millions):

  Industry Segment                                  THREE MONTHS ENDED                 SIX MONTHS ENDED

                                                          JUNE 30                           JUNE 30
                                                          -------                           -------
                                                   1999          1998                 1999        1998
                                                   ----          ----                 ----        ----
  Net Sales
      Electrical                                  $220.0         $205.1               $440.2       $396.3
      Power                                        102.4           97.7                199.9        191.9
      Telecommunications                            27.9           50.1                 60.9         84.8
      Other                                         18.3           19.6                 35.1         39.2
                                                 -------        -------              -------      -------
                Total                             $368.6         $372.5               $736.1       $712.2
                                                  ======         ======               ======       ======

  Operating Income

      Electrical                                 $  39.8        $  37.6              $  76.2      $  71.5
      Power                                         13.7           12.2                 26.2         24.4
      Telecommunications                             0.6            8.2                  2.4         13.9
      Other                                          1.8            2.1                  2.9          3.5
                                                 -------        -------              -------      -------

      Segment Total                                 55.9           60.1                107.7        113.3
      Interest Expense                              (4.1)          (2.6)                (7.6)        (4.3)
      Investment and Other Income, Net               6.5            3.4                 11.8          6.9
                                                 -------        -------              -------      -------

      Income Before Income Taxes                  $ 58.3         $ 60.9               $111.9       $115.9
                                                  ======         ======               ======       ======


8. The issuance of FAS No. 133 - "Accounting for Derivative Instruments and Hedging Activity" effective in 2001 requires the recognition of all derivatives as either assets or liabilities on the consolidated balance sheet at fair value. This will change the current practices of the Company, but it is not expected to have a significant impact on financial position or results of operations.

9.   SUBSEQUENT EVENT

     On July 15, 1999, the Company completed the purchase of the Haefely high voltage test and instrumentation business from Trench Switzerland AG for $25 million. Based in Switzerland, the product lines acquired include high voltage test and measurement and a full line of electromagnetic test equipment. This acquisition is not expected to have any material effect on the Company's financial position and reported earnings.

                              HUBBELL INCORPORATED
  ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999

                              RESULTS OF OPERATIONS

Consolidated net sales for the second quarter were down slightly versus the comparable period of the prior year. Sales improvements at the Company's largest segments, Electrical and Power Products, combined with the first quarter 1999 acquisition of high voltage underground cable accessory product assets and six product lines in 1998, were more than offset by significantly lower shipments from the company's Telecommunications Segment. For the year-to-date period, sales improved more than 3% due principally to the product line acquisitions and higher shipments from the Company's two largest segments, which together account for more than 85% of combined revenues.

Operating income for the quarter and year-to-date period declined due to the lower Telecommunications volume and a year-over-year increase in new product development costs within this segment. Operating income at the largest segments, Electrical and Power Products, improved during the three and six month periods of 1999 versus 1998 on higher volumes and profitability improvements.

Segment Results

Electrical Segment sales increased more than 7% for the second quarter and 11% year-to-date on higher shipments of generally all products within the segment and the effect of the acquisition of three lighting businesses during 1998. Operating income also increased in response to the strong volumes. Margin levels for the quarter and year-to-date were essentially even with those of the comparable periods of the prior year despite an increased emphasis of lower margin commercial products in the segment's overall sales mix and lower initial margins of newly acquired businesses.

Power Segment sales increased in excess of 4% for the second quarter and six months of 1999 versus 1998. The effect of the acquisition of the underground cable accessory products business in 1999 and higher shipments of generally all products within the segment contributed equally to the increase. Operating income increased at more than the rate of increase in sales due to improved operating efficiencies from the consolidation and streamlining program, partially offset by continued weakness in international markets and price declines in select products.

Telecommunications Segment sales and margins declined sharply for the quarter and year-to-date period versus comparable periods of the prior year. At Pulse Communications, Inc. ("Pulse"), the Company's telecommunications subsidiary, orders from the telephone operating companies for the subsidiary's multiplexing products declined substantially versus the same periods of 1998. Concurrently, the subsidiary's investment in DSL product development continued at a high rate.

The Company, together with its external advisors, is reviewing strategic alternatives with respect to a possible investment by a partner in the subsidiary's WavePacer(TM) DSL business, a division of Pulse.

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999
                                   (CONTINUED)

The Other Industry Segment sales declined 7% for the quarter and 10% for the first six months of 1999 due to a decline in the capital goods markets in the United States, in particular machine tools and steel, and weaker international sales. Operating profits declined due to volume and an increase in commercial versus industrial products in the segment's overall mix of sales.

The effective income tax rate for 1999 was 26.0% versus 27.5% in 1998. The decrease in the effective tax rate reflects a higher level of tax benefit from Puerto Rico operations.

Other income net has increased primarily as a result of insurance recoveries received in connection with damage sustained from Hurricane Georges in 1998.

Year-to-date net income was slightly lower and diluted earnings per share were essentially even with the comparable year-ago period.

The Company's consolidation and streamlining program is proceeding according to management's plan. At June 30, 1999, the accrual balance was $22.2 million. Through June 30, 1999, cumulative costs charged to the consolidation and streamlining accrual were $22.4 million as follows (in millions):

                                        Employee           Asset       Exist        Other
                                        Benefits         Disposals     Costs        Costs          Total

  1997 Streamlining Charge                $15.6            $18.0        $6.1         $4.9           $44.6
  Amounts Utilized in 1997                 (0.6)            (7.3)       (0.1)        (4.9)          (12.9)
  Amounts Utilized in 1998                 (3.8)            (2.4)       (0.6)         ---            (6.8)
  Amounts Utilized in 1999                 (0.6)            (2.1)        ---          ---            (2.7)
                                        --------          -------    -------       ------          -------

  Remaining Reserve                       $10.6            $ 6.2       $ 5.4        $ ---           $22.2
                                          =====            =====       =====        =====           =====


                               FINANCIAL CONDITION

At June 30, 1999, the Company's financial position remained strong with working capital of $203.2 million and a current ratio of 1.5 to 1. Total borrowings at June 30, 1999, were $272.7 million, 31.9% of shareholder's equity.

The net decline in cash and temporary cash investments of $9.7 million for the six months ended June 30, 1999, reflects the following: investments in plant and equipment as part of the consolidation and streamlining initiative, the acquisition of treasury shares under the Company's share repurchase program, and quarterly dividend payments, offset by cash provided from operating activities and the issuance of commercial paper.

Net cash provided by operating activities exceeded $50 million and reflects a higher accounts receivable balance due primarily to higher sales.

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999

                                   (CONTINUED)

The Company believes that currently available cash, borrowing facilities, and its ability to increase its credit lines, if needed, combined with internally generated funds, should be more than sufficient to fund capital expenditures as well as any increase in working capital that would be required to accommodate a higher level of business activity.

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

During 1995, the Company established a task force to assess the impact the Year 2000 could have on the Company's operations and its relationship with customers and vendors and to develop appropriate action plans. The action plans address the required modification or replacement of software and equipment utilized in the Company's operations along with a timetable and estimated costs. Cost for replacement of software and equipment are capitalized in accordance with Company policies while costs of modifications are expensed as incurred. Total expenditures are estimated to be $20 million with approximately 90% having been spent to date.

The action plans also address the impact that suppliers and customer Year 2000 issues may have on the Company. The Company relies on third party suppliers for materials, utilities, transportation, banking and key services. Efforts to evaluate supplier's Year 2000 readiness and to determine alternatives and contingency plans such as alternate supply sources and accumulation of inventory are substantially complete. Approaches to reducing supply disruptions will vary by business and facility and are intended as a means of managing the risk but cannot eliminate the potential for disruption due to a third party. The Company is also dependent upon its customers for sales and cashflow. Interruptions in our customers' operation from Year 2000 issues could result in reduced sales, increased inventories or receivables and lower cashflows. While these events are possible, the diversity of the Company's customer base is broad enough to minimize the effects of a single occurrence. Steps are being taken to monitor customers' Year 2000 readiness, including testing of transactions, as a means of determining risks and alternatives.

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

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999
                                   (CONTINUED)

the infrastructure to conduct their respective operations after 1999. Adverse effects on the Company could include, among other things, business disruption, increased costs, loss of business and other similar risks.

                                  MARKET RISKS

In the operation of its business, the Company has identified market risk exposures to foreign currency exchange rates, raw material prices and interest rates. There have not been any material changes affecting the identified risks or the Company's strategy for managing the exposures from the preceding fiscal year.

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

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 3, 1999:

1. The following eight (8) individuals were elected directors of the Company for the ensuing year to serve until the next Annual Meeting of Shareholders of the Company and until their respective successors may be elected and qualified, the affirmative votes being a majority of the voting power of all outstanding eligible shares all voting as a single class:

      NAME OF INDIVIDUAL                 VOTES FOR            VOTES WITHHELD
      ------------------                 ---------            --------------
      G. Jackson Ratcliffe              233,126,136              2,675,843
      Andrew McNally IV                 233,055,018              2,746,961
      John A. Urquhart                  234,403,671              1,398,308
      George W. Edwards, Jr             232,993,761              2,808,218
      E. Richard Brooks                 234,340,050              1,461,929
      Daniel J. Meyer                   234,288,528              1,513,451
      Malcolm Wallop                    233,905,591              1,896,388
      Joel S. Hoffman                   234,309,723              1,492,256

2. PricewaterhouseCoopers LLP was ratified as independent accountants to examine the annual financial statements for the Company for the year 1999 receiving 234,969,257 affirmative votes, being a majority of the votes cast on the matter all voting as a single class, with 453,691 negative votes and 379,012 votes abstained.

3. The proposal relating to approval of an amendment to the Company's 1973 Stock Option Plan for Key Employees, which appears on pages 20 to 23 of the proxy statement, dated March 22, 1999 (the "Proxy Statement"), which proposal is incorporated herein by reference, has been approved with 223,699,589 affirmative votes, being a majority of the votes cast on the matter all voting as a single class (and representing a majority of the votes entitled to be cast), with 9,954,887 negative votes and 2,147,449 votes abstained.

4. The shareholder proposal relating to Board diversity, which appears on pages 23 to 25 of the Proxy Statement, which proposal is incorporated herein by reference, has been rejected with 17,915,749 affirmative votes, being the affirmative vote of less than a majority of the votes cast on the matter all voting as a single class, with 190,286,368 negative votes, being a majority of the votes cast on the matter all voting as a single class, and 3,883,974 votes abstained.

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

  EXHIBITS

NUMBER                            DESCRIPTION

27.  Financial Data Schedule (Electronic filings only)

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed for the three months ended June 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   HUBBELL INCORPORATED

  Dated:                                           /s/  T. H. Powers
                                                   -------------------------
                                                   Timothy H. Powers
                                                   Senior Vice President and
                                                   Chief Financial Officer