Form 10-Q
period 1999-09-30
HUBBELL INC
filed 1999-11-12
CIK 48898

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended              SEPTEMBER 30, 1999
                                     -------------------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                      to
                                     -------------------------------------------


Commission File Number                           1-2958
                       ---------------------------------------------------------


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

The number of shares of registrant's classes of common stock outstanding as of November 8, 1999 were:

               Class A ($.01 par value) 10,337,000

               Class B ($.01 par value) 54,413,000

                                      INDEX

                              HUBBELL INCORPORATED

Part I.  Financial Information                                                              PAGE
     Item 1. Financial Statements

             Consolidated balance sheets - September 30, 1999 (unaudited) and
             December 31, 1998                                                               3

             Consolidated statements of income (unaudited) - Three months ended September 30, 1999 and 1998, Nine months ended
             September 30, 1999 and 1998                                                     4

             Consolidated statements of cash flows (unaudited) - Nine months ended
             September 30, 1999 and 1998                                                     5

             Notes to consolidated financial statements - September 30, 1999                 6-8

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                           9-13

Part II.  Other Information

     Item 1. Legal Proceedings                                                                N/A

     Item 2. Changes In Securities and Use of Proceeds                                        N/A

     Item 3. Defaults upon Senior Securities                                                  N/A

     Item 4. Submission of Matters to a Vote of Security Holders                              N/A

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

                              HUBBELL INCORPORATED
                         PART I - FINANCIAL INFORMATION
ITEM 1.                       FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                  (IN MILLIONS)

                                                                          (Unaudited)
                                                                       September 30, 1999                  December 31, 1998
                                                                       ------------------                  -----------------
ASSETS
------
Current Assets:
   Cash and temporary cash investments                                        $   35.4                            $   30.1
   Accounts receivable (net)                                                     243.9                               200.2
   Inventories                                                                   284.4                               300.9
   Prepaid taxes                                                                  28.8                                24.0
   Other                                                                           9.2                                 9.6
                                                                              --------                            --------

TOTAL CURRENT ASSETS                                                             601.7                               564.8

Property, Plant and Equipment (net)                                              306.3                               310.1

Other Assets:
   Investments                                                                   210.2                               197.3
   Purchase price in excess of net assets of companies acquired (net)            239.6                               232.6
   Property held as investment                                                    11.7                                12.0
   Other                                                                          73.6                                73.6
                                                                              --------                            ---------

                                                                              $1,443.1                            $1,390.4
                                                                              ========                            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Commercial paper and notes                                                 $  155.3                            $  113.3
   Accounts payable                                                               70.1                                69.8
   Accrued salaries, wages and employee benefits                                  30.6                                26.6
   Accrued income taxes                                                           30.7                                31.1
   Dividends payable                                                              20.8                                20.4
   Accrued consolidation and streamlining charge                                  10.0                                10.0
   Other accrued liabilities                                                      63.2                                73.8
                                                                              --------                            --------

TOTAL CURRENT LIABILITIES                                                        380.7                               345.0

Long-Term Debt                                                                    99.6                                99.6

Other Non-Current Liabilities                                                     91.6                               104.1

Deferred Income Taxes                                                              4.2                                 1.1

Shareholders' Equity                                                             867.0                               840.6
                                                                              --------                            --------

                                                                              $1,443.1                            $1,390.4
                                                                              ========                            ========

See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                   SEPTEMBER 30                           SEPTEMBER 30
                                                   ------------                           ------------

                                              1999              1998               1999                  1998
                                              ----              ----               ----                  ----

NET SALES                                    $372.4            $361.6             $1,108.5            $1,073.8

Cost of goods sold                            275.0             250.7                793.5               742.1
                                             ------            ------              -------             -------

GROSS PROFIT                                   97.4             110.9                315.0               331.7

Selling & administrative
   Expenses                                    57.2              53.3                167.1               160.8
                                            -------            ------              -------             -------

OPERATING INCOME                               40.2              57.6                147.9               170.9
                                            -------            ------              -------             -------

OTHER INCOME (EXPENSE):

         Investment income                      3.8               4.1                 10.6                12.3
         Interest expense                      (4.6)             (2.6)               (12.3)               (7.0)
         Other income (expense), net            9.0               (.8)                14.1                (2.0)
                                            -------             -------            -------             --------

TOTAL OTHER INCOME, NET                         8.2                .7                 12.4                 3.3
                                            -------            ------              -------             -------
INCOME BEFORE INCOME TAXES                     48.4              58.3                160.3               174.2

Provision for income taxes                     12.6              15.1                 41.7                47.0
                                            -------            ------              -------             -------

NET INCOME                                   $ 35.8             $43.2              $ 118.6              $127.2
                                             ======             =====              =======              ======

EARNINGS PER SHARE - BASIC                   $ 0.55             $0.65              $  1.82             $  1.92
                                             ======             =====              =======             =======

EARNINGS PER SHARE - DILUTED                 $ 0.54             $0.64              $  1.79             $  1.87
                                             ======             =====              =======             =======
CASH DIVIDENDS PER COMMON
     SHARE                                   $ 0.32             $0.31              $  0.95             $  0.91
                                             ======             =====              =======             =======




See notes to consolidated financial statements.

                              HUBBELL INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30
                                                                                              ------------

CASH FLOWS FROM OPERATING ACTIVITIES                                                     1999              1998
------------------------------------                                                     ----              ----
Net income                                                                              $118.6            $127.2
Adjustments to reconcile net income to
net cash provided by operating activities:
      Gain on sale of business                                                            (8.8)               --
      Depreciation and amortization                                                       43.2              38.1
      Deferred income taxes                                                               (1.7)              (.7)
      Expenditures for streamlining, consolidation and restructuring                      (3.5)             (2.9)
Changes in assets and liabilities, net of the effect of business acquisitions:
      (Increase)/Decrease in accounts receivable                                         (37.5)             (8.5)
      (Increase)/Decrease in inventories                                                  19.8               2.6
      (Increase)/Decrease in other current assets                                           .8              18.6
      Increase/(Decrease) in current operating liabilities                               (17.6)            (14.8)
      (Increase)/Decrease in other, net                                                   (2.4)              1.0
                                                                                        ------            ------
Net cash provided by operating activities                                                110.9             160.6
                                                                                        ------            ------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Acquisition of businesses                                                                (38.3)            (20.5)
Sale of business                                                                          37.4                --
Additions to property, plant and equipment                                               (44.4)            (64.9)
Purchases of investments                                                                 (34.1)            (21.7)
Repayments and sales of investments                                                       22.2              25.0
Other, net                                                                                  .6               3.8
                                                                                        ------            ------

Net cash used in investing activities                                                    (56.6)            (78.3)
                                                                                        ------            ------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Payment of dividends                                                                     (61.4)            (59.3)
Commercial paper and notes - borrowings                                                   42.0              54.5
Exercise of stock options                                                                  5.6               5.3
Acquisition of treasury shares                                                           (35.2)            (70.8)
                                                                                        ------            ------

Net cash used in financing activities                                                    (49.0)            (70.3)
                                                                                        ------            ------

Increase in cash and temporary cash investments                                            5.3              12.0

CASH AND TEMPORARY CASH INVESTMENTS
-----------------------------------

Beginning of period                                                                       30.1              75.2
                                                                                        ------            ------

End of period                                                                           $ 35.4            $ 87.2
                                                                                        ======            ======

See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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



2.     INVENTORIES ARE CLASSIFIED AS FOLLOWS:  (IN MILLIONS)
                                                                       SEPTEMBER 30,                     DECEMBER 31,
                                                                           1999                              1998
                                                                           ----                              ----

  Raw Material                                                           $ 96.2                            $ 104.9
  Work-in-Process                                                          70.5                               79.6
  Finished Goods                                                          163.4                              162.0
                                                                         ------                             ------
                                                                          330.1                              346.5

  Excess of current
  costs over LIFO basis                                                    45.7                               45.6
                                                                         ------                             ------
                                                                         $284.4                             $300.9
                                                                         ======                             ======

3.     SHAREHOLDERS' EQUITY COMPRISES: (IN MILLIONS)
                                                                       SEPTEMBER 30,                     DECEMBER 31,
                                                                           1999                              1998
                                                                           ----                              ----
  Common Stock, $.01 par value:
  -----------------------------
  Class A-authorized 50,000,000 shares,
     outstanding 10,357,021 and 10,781,483 shares                        $   .1                            $   .1
  Class B-authorized 150,000,000 shares
     outstanding 54,570,571 and 54,813,287 shares                            .5                                .5
  Additional paid-in-capital                                              367.6                             397.8
  Retained earnings                                                       512.5                             455.7
  Unrealized gains (losses) on investments                                   --                                .1
  Cumulative translation adjustments                                      (13.7)                            (13.6)
                                                                         ------                            ------
                                                                         $867.0                            $840.6
                                                                         ======                            ======

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

4.    BUSINESS COMBINATIONS

      Acquisitions

      On July 15, 1999, the Company completed the purchase of the Haefely high voltage test and instrumentation business from Trench Switzerland AG for $25.0 million. Based in Switzerland, the product lines acquired include high voltage test and measurement equipment and a full line of electromagnetic test equipment. During the first quarter of 1999, the Company's Power segment acquired assets used in the manufacture and supply of high voltage underground cable accessory products and technology for the electrical utility market for a cash purchase price of $13.3 million. During the first nine months of 1998, the Company acquired three product lines and associated assets for an aggregate cash purchase price of $20.5 million.

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

      Dispositions

      In September, the Company completed the sale of The Kerite Company, a wholly-owned subsidiary reported in the Power segment. Kerite, which manufactures high-performance, insulated power cable, was sold to The Marmon Corporation for a cash purchase price of $38.5 million. The sale produced a net gain of $8.8 million which is included in Other income (expense), net, in the Consolidated Statement of Income.

5. The following table sets forth the computation of earnings per share for the three and nine months ended September 30 (in millions except per share data):

                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 SEPTEMBER 30                     SEPTEMBER 30
                                                 ------------                     ------------

                                              1999           1998               1999          1998
                                              ----           ----               ----          ----

  Net Income                                  $35.8         $43.2              $118.6       $127.2
                                              =====         =====              ======       ======
  Weighted average number of common
  shares outstanding during the period         65.0          65.8                65.1         66.3
  Common equivalent shares                      1.0           1.4                 1.1          1.7
                                              -----         -----              ------       ------
  Average number of shares outstanding         66.0          67.2                66.2         68.0

  Earnings per share:
  Basic                                       $0.55         $0.66               $1.82        $1.92
  Diluted                                     $0.54         $0.64               $1.79        $1.87

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

6.    COMPREHENSIVE INCOME (IN MILLIONS)

      Total comprehensive income was $36.1 and $118.4 for the three and nine months ended September 30, 1999 and $42.1 and $124.1 for the three and nine months ended September 30, 1998.

7. The following table sets forth financial information by industry segment for the three and nine months ended September 30 (in millions):

                                                       THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                          SEPTEMBER 30                                  SEPTEMBER 30
                                                          ------------                                  ------------
                                                   1999                1998                        1999             1998
                                                   ----                ----                        ----             ----
  Net Sales
  ---------
        Electrical                                  $217.1             $207.3                     $  657.3          $  603.6
        Power                                        105.3               97.5                        305.2             289.4
        Telecommunications                            24.4               38.7                         85.3             123.5
        Other                                         25.6               18.1                         60.7              57.3
                                                    ------             ------                     --------          --------
                     Total                          $372.4             $361.6                     $1,108.5          $1,073.8
                                                    ======             ======                     ========          ========

  Operating Income
  ----------------
        Electrical                                  $ 34.8             $ 38.5                     $  111.0          $  110.0
        Power                                          6.3               13.1                         32.5              37.5
        Telecommunications                            (2.4)               3.8                           --              17.7
        Other                                          1.5                2.2                          4.4               5.7
                                                    ------             ------                     --------          --------

        Segment Total                                 40.2               57.6                        147.9             170.9
        Interest Expense                              (4.6)              (2.6)                       (12.3)             (7.0)
        Investment and Other Income, Net              12.8                3.3                         24.7              10.3
                                                    ------             ------                     --------          --------

        Income Before Income Taxes                  $ 48.4             $ 58.3                     $  160.3          $  174.2
                                                    ======             ======                     ========          ========

8. The issuance of FAS No. 133 - "Accounting for Derivative Instruments and Hedging Activity" which is effective for the Company in 2001, requires the recognition of all derivatives as either assets or liabilities on the consolidated balance sheet at fair value. This will change the current practices of the Company, but it is not expected to have a significant impact on financial position or results of operations.

                              HUBBELL INCORPORATED
ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999

                             RESULTS OF OPERATIONS

Consolidated net sales for the third quarter increased 3% versus the comparable period of the prior year. Sales improvements occurred at the Company's largest segments, Electrical and Power, primarily as a result of the fourth quarter 1998 acquisition of two lighting businesses and the first quarter 1999 acquisition of high voltage underground cable accessory product assets. Sales were also up significantly in the Other segment as a result of the 1999 third quarter acquisition of the Haefely high voltage test and instrumentation business. These increases were partially offset by lower shipments from the Company's Telecommunications segment in the quarter and year-to-date.

For the year-to-date period, consolidated sales improved 3% as a result of higher shipments of specification-grade wiring device and lighting products in the Electrical segment and the impact of acquisitions.

Operating income for the quarter declined due to the lower volume and a year-over-year increase in new product development costs within the Telecommunications segment, and a significant margin decline in the Power segment related to unanticipated delays and related additional costs incurred in implementating a complex series of operational changes. Operating income within the Electrical segment remained ahead of last year on a year-to-date basis, but declined modestly during the third quarter due to a change in mix toward lower margin commercial products and the impact of the lower initial margins of newly acquired businesses.

Segment Results

Electrical segment sales increased by 5% in the third quarter and 9% year-to-date on higher shipments of specification-grade wiring and lighting products and the acquisition of three businesses during 1998. Year-to-date operating income increased in response to the strong volumes in specification-grade products. However, in the quarter, these increases were more than offset by declining prices of commodity products used to service commercial markets and lower initial margins of newly acquired businesses.

Power segment sales increased 8% for the third quarter and 5% for the nine months of 1999 versus 1998. The effect of the acquisition of the underground cable accessory products business in 1999 and higher shipments of generally all products within the segment contributed to the increases. Operating income declined due to costs associated with increased activity in executing a complex series of changes in the segment's operations. Specifically, the relocation of production and distribution facilities to lower cost sites, reorganization of the segment into a feeder plant/centralized distribution structure, and the implementation of integrated business systems combined to detract significantly from profits in the quarter. These costs combined with continued weakness in international markets and price declines in select products also turned the year-to-date operating profit comparisons negative, lowering year-to-date operating margins to 11% versus 13% in 1998.

Telecommunications segment sales and margins declined sharply for the quarter and year-to-date period versus comparable periods of the prior year. At Pulse Communications, Inc. ("Pulse"), the Company's telecommunications subsidiary, orders from the telephone operating companies for the subsidiary's current multiplexing products declined substantially versus the same periods of 1998. Concurrently, the investment in DSL product development continued at a high level.

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999
                                   (CONTINUED)

The Company, together with external advisors, is continuing to review strategic alternatives with respect to Pulse which can range from a third party investment to a sale of all or part of the business segment. A resolution of this process is expected by year-end.

The Other industry segment reported substantially increased sales as a result of the July acquisition of the Haefely high voltage test and instrumentation business. Excluding Haefely, sales declined in the quarter and year-to-date primarily due to low demand in the North American and Asian capital goods markets served by the segment's controls/communications and industrial cable management systems businesses. Operating profits declined due to lower sales and margins in the existing operations in response to the low demand from customers.


The effective income tax rate for 1999 remained at 26% versus 27% in the 1998 year-to-date period and 26% in the 1998 third quarter. The year-to-date rate decline is attributable to a higher level of tax benefits from Puerto Rican operations.

Interest expense increased in the quarter and year-to-date versus comparable periods of 1998 primarily due to higher average debt levels during these periods.

Other income net has increased primarily as a result of the third quarter 1999 gain on sale of The Kerite Company, a manufacturer of high performance, insulated power cable included in the Power segment. The increase also reflects insurance recoveries in connection with damage sustained from Hurricane Georges received earlier in the year.

Third quarter and year-to-date net income and diluted earnings per share declined primarily due to lower operating income, partially offset by lower average shares outstanding versus the comparable year-ago periods.

Progress toward completing the Company's consolidation and streamlining program is occurring more slowly than management had intended due to the complexity of the moves and the effect of concurrent initiatives relating to business systems implementations at the affected businesses. However, management expects to improve and accelerate execution of the identified actions and, correspondingly, the rate of spending against previously established reserves, throughout the remainder of 1999. At September 30, 1999, the accrual balance was $21.4 million. Through September 30, 1999, cumulative costs charged to the consolidation and streamlining accrual were $23.2 million as follows:

                                                        Employee       Asset        Exit         Other
                                                        Benefits     Disposals      Costs        Costs        Total
                                                        --------     ---------      -----        -----        -----

1997 Streamlining Charge                                 $15.6         $18.0         $6.1         $4.9        $44.6
Amounts Utilized in 1997                                  (0.6)         (7.3)        (0.1)        (4.9)       (12.9)
Amounts Utilized in 1998                                  (3.8)         (2.4)        (0.6)         ---         (6.8)
Amounts Utilized in 1999                                  (1.2)         (2.3)         ---          ---         (3.5)
                                                         -----         -----         ----         ----        -----

Remaining Reserve                                        $10.0         $ 6.0         $5.4         $---        $21.4
                                                         =====         =====         ====         ====        =====

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999
                                   (CONTINUED)

                               FINANCIAL CONDITION

At September 30, 1999, the Company's financial position remained strong with working capital of $221.0 million and a current ratio of 1.6 to 1. Total borrowings at September 30, 1999, were $254.9 million, 29% of shareholders equity. When compared to December 31, 1998, the debt to equity ratio increased 4 percentage points from 25% as a result of a higher investment in working capital. However, at June 30, 1999, the debt to equity ratio declined from 32% to 29% primarily as a result of the proceeds received from sale of The Kerite Company and improved working capital performance during the third quarter. All of the above amounts and percentages exclude consideration of the approximate $200 million of non-cash investments maintained at September 30,1999 and December 31,1998.

                                   CASH FLOWS

Cash provided by operations improved significantly during the quarter versus earlier 1999 quarters, but continued to trail 1998's strong nine month cash flow from operations due primarily to higher investments in working capital and lower net income. Working capital increased as a result of higher accounts receivable caused by longer collection periods for commodity products sold in the Electrical segment and increased sales in the Power segment and in specification-grade wiring device and lighting products.

The increase in cash and temporary cash investments through September 30, 1999 of $5.3 million reflects the following: cash provided from operating activities, the issuance of commercial paper and the sale of The Kerite Company; offset by the acquisition of Haefely, investments in plant and equipment, the acquisition of treasury shares under the Company's share repurchase program and quarterly dividend payments.

The Company believes that currently available cash, borrowing facilities, and its ability to increase credit lines if needed, combined with internally generated funds, should be more than sufficient to fund capital expenditures as well as any increase in working capital that would be required to accommodate a higher level of business activity.

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

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999
                                   (CONTINUED)

During 1995, the Company established a task force to assess the impact the Year 2000 could have on the Company's operations and its relationship with customers and vendors and to develop appropriate action plans. The action plans address the required modification or replacement of software and equipment utilized in the Company's operations along with a timetable and estimated costs. Cost for replacement of software and equipment are capitalized in accordance with Company policies while costs of modifications are expensed as incurred. Total expenditures are estimated to be $20 million with nearly all of the amount having been spent to date.

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

At this time, activities have been substantially completed in accordance with the action plans. While the Company believes its efforts to address the Year 2000 Issue will be successful in avoiding any material adverse effect on the Company's operations or financial condition, it recognizes that failing to resolve Year 2000 issues on a timely basis would, in a "most reasonably likely worst case scenario", significantly limit its ability to manufacture and distribute its products and process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, the Company could be significantly affected by the failure of one or more significant suppliers, customers or components of the infrastructure to conduct their respective operations after 1999. Adverse effects on the Company could include, among other things, business disruption, increased costs, loss of business and other similar risks.

                                  MARKET RISKS

In the operation of its business, the Company has identified market risk exposures to foreign currency exchange rates, raw material prices and interest rates. There have not been any material changes affecting the identified risks or the Company's strategy for managing the exposures from the preceding fiscal year.

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999
                                   (CONTINUED)

                           FORWARD-LOOKING STATEMENTS

Certain statements made in the discussion of Financial Condition and Results of Operations and Cash Flows are forward-looking. These statements may be identified by the use of forward-looking words or phrases such as "expects", "projected", and "unanticipated". Such forward-looking statements involve numerous assumptions, known and unknown risks, uncertainties and other factors which may cause actual and future performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include: achieving sales levels to fulfill revenue expectations; unexpected costs or charges, certain of which may be outside the control of the Company, resolution of the Pulse Communications transaction on terms favorable to the Company; general economic and business conditions; competition; and other factors.

Certain statements under the caption "Impact of the Year 2000 Issue" are also forward-looking. These may be identified by the use of forward-looking words or phrases, such as "believe", "expect", "anticipate", "should", "plan", "estimated", "potential", "target", "goals", and "scheduled", among others. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in the specified statements. The Company notes that a variety of factors could cause the Company's assessment of Year 2000 issues to differ materially from the actual impact of Year 2000 issues. The risk and uncertainties that may affect the Company's assessment of Year 2000 issues include (1) the complexity involved in ascertaining all situations in which Year 2000 issues may arise; (2) the ability of the Company to obtain the services of sufficient personnel to implement the program; (3) possible increases in the cost of personnel required to implement the program; (4) absence of delays in scheduled deliveries of new hardware and software from third party suppliers; (5) the receipt and the reliability of responses from suppliers, customers and others to whom compliance inquiries are being made;
(6) the ability of material third parties to bring their affected systems into compliance and (7) absence of unforeseen events which could delay timely implementation of the program.

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

NUMBER                                   DESCRIPTION

3(a) Certificate of Correction, dated September 9, 1999, related to the Certificate of Amendment to the Certificate of Incorporation filed with the Secretary of the State of Connecticut on December 16, 1998 at 2:00 PM; and Certificate of Correction, dated September 9, 1999, related to the Certificate of Amendment to the Certificate of Incorporation filed with the Secretary of the State of Connecticut on December 16, 1998 at 2:30 PM.*

3(c)        Amendment to Rights Agreement, dated September 9, 1999.*

27.         Financial Data Schedule (Electronic filings only)

---------------------------
  * Filed hereunder

  REPORTS ON FORM 8-K

  There were no reports on Form 8-K filed for the three months ended September 30, 1999.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HUBBELL INCORPORATED

  Dated: November 12, 1999                  /s/  T. H. Powers
         -----------------                  -------------------------
                                            Timothy H. Powers
                                            Senior Vice President and
                                            Chief Financial Officer

                                EXHIBIT INDEX
                                -------------


EXHIBITS
NUMBER                           DESCRIPTION
------                           -----------

3(a) Certificate of Correction, dated September 9, 1999, related to the Certificate of Amendment to the Certificate of Incorporation filed with the Secretary of the State of Connecticut on December 16, 1998 at 2:00 PM; and Certificate of Correction, dated September 9, 1999, related to the Certificate of Amendment to the Certificate of Incorporation filed with the Secretary of the State of Connecticut on December 16, 1998 at 2:30 PM.*

3(c)        Amendment to Rights Agreement, dated September 9, 1999.*

27.         Financial Data Schedule (Electronic filings only)