Form 10-K405
period 1999-12-31
HUBBELL INC
filed 2000-03-27
CIK 48898

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 2000 was $1,304,729,000. The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of March 10, 2000 was 10,170,900 and 53,196,400, respectively.

                       Documents Incorporated by Reference

       The definitive proxy statement for the proposed annual meeting of stockholders to be held on May 1, 2000, filed with the Commission on March 27, 2000 - Part III.

---------------

* Calculated by excluding all shares held by executive Officers and Directors of Registrant and the Roche Trust, the Hubbell Trust and the Harvey Hubbell Foundation, without conceding that all such persons are "affiliates" of registrant for purpose of the Federal Securities Laws.

                                     PART I

Item 1.     Business

Hubbell Incorporated (herein referred to as "Hubbell", the "Company" or the "registrant", which references shall include its divisions and subsidiaries as the context may require) was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. For over a century, Hubbell has manufactured and sold high quality electrical and electronic products for a broad range of commercial, industrial, telecommunications, and utility applications. Since 1961, Hubbell has expanded its operations into other areas of the electrical industry and related fields. Hubbell products are now manufactured or assembled by twenty-three divisions and subsidiaries in the United States, Canada, Switzerland, Puerto Rico, Mexico, and the United Kingdom. Hubbell also participates in joint ventures with partners in South America, Germany and Taiwan, and maintains sales offices in Mexico, Hong Kong, the People's Republic of China, Southeast Asia, South Korea, and the Middle East.

Hubbell is primarily engaged in the engineering, manufacture and sale of electrical and electronic products. For management reporting and control, the businesses are divided into four operating segments: Electrical, Power, Telecommunications and Other, as described below. Reference is made to page 41 for information relative to Industry Segment and Geographic Area Information for 1999, 1998 and 1997.

In February, 1999, Hubbell acquired from Chardon Electrical Components, Inc. certain of its assets related to the manufacture of high voltage underground cable accessory products and technology related to the electric utility market to augment its Power Segments products portfolio. The acquired product line includes loadbreak and deadbreak products, splices and terminations.

In July, 1999, Hubbell acquired from Trench Switzerland AG the assets related to the Haefely high voltage test and instrumentation business. Based in Basil, Switzerland, its product lines include high voltage test and measurement and instrumentation equipment and electromagnetic test equipment used in compliance testing of telecommunications and Local Area Network Systems (LANS).

In September, 1999, Hubbell sold to The Marmon Corporation the stock of The Kerite Company subsidiary. Kerite sells premium quality, high performance, insulated power and cable for application in critical circuits of electric utilities and major industrials, as well as accessories for splicing and terminating cable ends.

In February, 2000, Hubbell announced that it had entered into an agreement with ECI Telecom Ltd. to sell to ECI Telecom its digital subscriber line communications equipment business ("WavePacer(R)"), and certain related intellectual property. WavePacer(R)xDSL solutions enable delivery of high speed network access for data-intensive applications such as telecommuting, branch office connectivity, and remote internet access; and WavePacer(R) remote access multiplexers provide asymmetric digital subscriber designated line (ADSL) series to remote locations and are capable of interfacing with any vendor's equipment in the central office. Completion of the sale transaction is subject to closing conditions, including regulatory clearances, and is expected to close by March 31, 2000.

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

Electrical Wiring Devices

Hubbell manufactures and sells highly durable and reliable wiring devices which are supplied principally to industrial, commercial and institutional customers. These products, comprising several thousand catalog items, include plugs, dimmers, receptacles (including surge suppressor units), wall outlets, connectors, adapters, floor boxes, switches, occupancy sensors (including passive infrared and ultrasonic motion sensing devices), lampholders, control switches, outlet strips, pendants, weatherproof enclosures, and wallplates. Pin-and-sleeve devices built to IEC (International Electrotechnical Commission) and new UL standards have incorporated improved water and dust-tight construction and impact resistance. Switch and receptacle wall plates feature proprietary thermoplastic materials offering high impact resistance and durability, and are available in a variety of colors and styles. Delivery systems, including nonmetallic surface raceway systems for power, data and communications distribution, provide efficiency and flexibility in both initial installations and remodeling applications. Hubbell also sells wiring devices for use in certain environments requiring specialized products, such as multi-pin connectors and cable assemblies for the connection of sensors in materials processing, modular cable protection systems, and portable power distribution units with ground fault protection for commercial and industrial applications. Some of the portable power distribution units contain a number of outlets to which electrically-powered equipment may be simultaneously connected for ground fault protection. Circuit Guard(R) ground fault units protect the user from electrical shock by interrupting the circuit to which they are connected when a fault to ground is detected. Hubbell also manufactures TVSS, transient voltage surge suppression devices, under the Spikeshield(R) trademark, which are used to protect electronic equipment such as personal computers and other supersensitive electronic equipment. Hubbell also manufactures and/or sells components designed for use in local area networks (LANs) and other telecommunications applications supporting high speed data and voice signals. Primary products include work station modular jacks, faceplates, surface housings, modular furniture plates, cross connect patch panels, connectorized cable assemblies, punch down blocks, free standing racks, enclosures and other products used for installation, testing and distribution of LANs. These products support unshielded, shielded and fiber optic media types and typically service commercial, institutional and industrial applications.

Lighting Fixtures

Hubbell manufactures and sells lighting fixtures and accessories for both indoor and outdoor applications with three basic classifications of products: Outdoor, Industrial and Commercial. The Outdoor products include poles, MiniLiter(R) and Sterner's Infranor(TM) floodlights, Devine's Geometric 2000 series fixtures and Magnusquare(R) II Architectural fixtures which are used to illuminate service stations, outdoor display signs, parking lots, security areas, shopping centers and similar areas, and Sportsliter(R) fixtures which are used to illuminate athletic and recreational fields. In addition, a line of Lightscaper(R) decorative outdoor fixtures is sold for use in landscaping applications such as pools, gardens and walkways. The Industrial products include Superbay(R) 2.0, Controlux(R) 2.0, Superwatt(R), The Detector(TM), and Kemlux(R) fixtures used to illuminate factories, work spaces, and similar areas, including specialty requirements such as paint rooms, clean rooms and warehouses. The Commercial products include HID, fluorescent, Pathfinder(R) emergency and exit, and recessed and track fixtures which are used for offices, schools, hospitals, retail stores, and similar applications. The fixtures use high-intensity discharge lamps, such as mercury-vapor, high-pressure sodium, and metal-halide lamps, as well as quartz, fluorescent and incandescent lamps, all of which are purchased from other sources. Hubbell also manufactures a broad range of track and down lighting fixtures and accessories sold under the Marco(R) trademark, a line of life safety products, fixtures and related components which are used in specialized safety applications, and a line of IEC lighting fixtures designed for hazardous, hostile and corrosive applications sold under the ChalmitTM trademark.

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

Holding Devices

Hubbell manufactures and sells a line of Kellems(R) and Bryant(R) mesh grips used to pull, support and relieve stress in elongated items such as cables, electrical cords, hoses and conduits, a line of Gotcha(R) cord connectors designed to prevent electrical conductors from pulling away from electrical terminals to which the conductors are attached, and wire management products including non-metallic surface raceway products for wiring and flexible conduit for OEM applications. The grips are sold under the Dua Pull(R) and Kellems(R) trademarks and range in size and strength to accommodate differing application needs. These products, which are designed to tighten around the gripped items, are sold to industrial, commercial, utility and microwave tower markets.

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

Sales and Distribution of Electrical Segment Products

A majority of Hubbell's Electrical Segment products are stock items and are sold through electrical distributors, home centers, some retail and hardware outlets, and lighting showrooms. Special application products are sold primarily through wholesale distributors to contractors, industrial customers and original equipment manufacturers. Voice and data signal processing equipment products are represented worldwide through a direct sales organization and by selected, independent telecommunications representatives, primarily sold through datacom, electrical and catalogue distribution channels. Hubbell maintains a sales and marketing organization to assist potential users with the application of certain products to their specific requirements, and maintains regional offices in the United States which work with architects, engineers, industrial designers, original equipment manufacturers and electrical contractors for the design of electrical systems to meet the specific requirements of industrial, institutional, and commercial users. Hubbell is also represented by sales representatives for its lighting fixtures and electrical wiring devices product lines. The sales of Electrical Segment products accounted for approximately 59% of Hubbell's total revenue in 1999, 57% in 1998 and 56% in 1997.

                                  POWER SEGMENT

Power Segment operations are comprised of a wide variety of construction, switching and protection products, hot line tools, grounding equipment, cover ups, fittings and fasteners, cable accessories, insulators, arresters, cutouts, sectionalizers, connectors and compression tools for the building and maintenance of overhead and underground power and telephone lines, as well as applications in the industrial, construction and pipeline industries.

Electrical Transmission and Distribution Products

Hubbell manufactures and sells, under the Ohio Brass(R) registered trademark, a complete line of polymer insulators and high-voltage surge arresters used in the construction of electrical transmission and distribution lines and substations. The primary focus in this product area are the Hi*Lite(R), Hi*Lite(R)XL and Veri*Lite(TM) polymer insulator lines and the polymer housed metal-oxide varistor surge arrester lines. Electrical transmission products, primarily Hi*Lite(R)XL suspension insulators, are used in the expansion and upgrading of electrical transmission capability.

Hubbell manufactures and sells, under the Chance(R) trademark, products used in the electrical transmission and distribution and telecommunications industries, including overhead and underground electrical apparatus such as (a) distribution switches (to control and route the flow of power through electrical lines); (b) cutouts, sectionalizers, and fuses (to protect against faults and over-current conditions on power distribution systems); and (c) fiberglass insulation systems (pole framing and conductor insulation).

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

Hubbell manufactures and sells, under the Hubbell(R) trademark, cable accessories including loadbreak switching technology, deadbreak products, cable splicing and cable termination products, as well as automation-ready overhead switches and aluminum transformer equipment mounts.

Construction Materials/Tools

Hubbell manufactures and sells, under the Chance(R) trademark, (a) line construction materials including power-installed helical earth anchors and power-installed foundations to secure overhead power and communications line poles, and guy and support towers, streetlight poles and pipelines (Helical Pier(R) Foundation Systems are used to screw foundations to support homes and buildings, and earth anchors are used in a variety of farm, home and construction projects including tie-back applications); (b) pole line hardware, including galvanized steel fixtures and extruded plastic materials used in overhead and underground line construction and connectors, and other accessories for making high voltage connections and linkages; (c) construction tools and accessories for building overhead and underground power and telephone lines; and
(d) hot-line tools (all types of tools mounted on insulated poles used to construct and maintain energized high voltage lines) and other safety equipment.

Sales and Distribution of Power Segment Products

Sales of high-voltage products are made through distributors and directly to users such as electric utilities, mining operations, industrial firms, and engineering and construction firms. While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a decrease in purchases by public utilities does affect this category. The sale of Power Segment products accounted for approximately 28% of Hubbell's total revenue in 1999, 1998 and in 1997.

                           TELECOMMUNICATIONS SEGMENT

Telecommunication operations design and manufacture voice and data signal processing components primarily used by telephone and telecommunications companies and consists of channel cards and banks for loop and trunk carriers, and racks and cabinets.

Hubbell designs, manufactures and sells, under the Pulsecom(R) trademark, a broad range of communications access solutions for use by the telephone and telecommunications industry. These solutions encompass a comprehensive product line ranging from POTS to ISDN to high-speed internet and broadband access solutions designed to assist Network Access Providers (NAPs) in offering their customers quality and cost-effective voice and data services. Hubbell's (a) WavePacer(TM)xDSL solutions enable delivery of high speed network access for data-intensive applications such as telecommuting, branch office connectivity, and remote internet access; (b) remote access multiplexers provide asymetric digital subscriber line (ADSL) services to remote locations and are capable of interfacing with any vendor's equipment in the central office; (c) DLC solutions to multiplex traffic from many users over a single link using existing copper or fiber facilities providing easier and more cost-effective service to new users since fewer and smaller cables are required for providing expanded service; and
(d) D4 solutions to provide delivery of integrated voice and data services. Customers of these product lines include various telecommunications companies, the Regional Bell Operating Companies (RBOCs), independent telephone companies, competitive local exchange carriers, companies with private networks, and internet service providers. These products are sold primarily by direct sales to customers in the United States and in foreign countries through sales personnel and sales representatives. Telecommunication Segment products accounted for approximately 7% of Hubbell's total revenue in 1999 and 10% in 1998 and in 1997. As noted on page 2, Hubbell announced that it had entered into an agreement with ECI Telecom Ltd. to sell to ECI Telecom to sell its Wave Pacer(R) Digital Subscriber Line.

                             OTHER INDUSTRY SEGMENT

The Other Industry Segment consists of operations that design and manufacture test and measurement equipment, high voltage power supplies and variable transformers, industrial controls including motor speed controls, pendant-type push-button stations, overhead crane controls, and Gleason(R) electric cable and hose reels. Products are sold primarily to steel mills, industrial complexes, seaports, and cable and electronic equipment manufacturers.

High Voltage Test and Measurement Equipment

Hubbell manufactures and sells, under the Hipotronics(R), Haefely Test(R) and Tettex(R) trademarks, a broad line of high voltage test and measurement systems to test materials and equipment used in the generation, transmission and distribution of electricity, and high voltage power supplies and electromagnetic compliance equipment for use in the electrical and electronic industries. Principal products include AC/DC hipot testers and megohmmeters, cable fault location systems, oil testers and DC hipots, impulse generators, digital measurement systems and tan-delta bridges, AC series resonant and corona detection systems, DC test sets and power supplies, variable transformers, voltage regulators, and motor and transformer test sets.

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

The sale of products in the Other Industry Segment accounted for approximately 6% of Hubbell's total revenue in 1999, 5% in 1998 and 6% in 1997.

                INFORMATION APPLICABLE TO ALL GENERAL CATEGORIES

International Operations

Hubbell Ltd. in the United Kingdom manufactures and/or markets fuse switches, contactors, selected wiring device products, premise wiring products, specialized control gear, chart recording products, and industrial control products used in motor control applications such as fuse switches and contactors.

Hubbell Canada Inc. and Hubbell de Mexico, S.A. de C.V. manufacture and/or market wiring devices, premise wiring products, lighting fixtures, grips, fittings, non-metallic switches and outlet boxes, hazardous location products, electrical transmission and distribution products and earth anchoring systems. Industrial control products are sold in Canada through an independent sales agent.

Harvey Hubbell S.E. Asia Pte. Ltd. markets wiring devices, lighting fixtures, hazardous location products and electrical transmission and distribution products.

Hubbell also manufactures lighting products, wiring devices, weatherproof outlet boxes, fittings, and power products in Juarez, Mexico. Hubbell also has interests in various other international operations such as joint ventures in South America, Germany and Taiwan, and sales offices in Hong Kong, People's Republic of China, Southeast Asia, South Korea and the Middle East.

The wiring devices sold by Hubbell's operations in the United Kingdom, Singapore, Canada and Mexico are similar to those produced in the United States, most of which are manufactured in the United States and Puerto Rico.

As a percentage of total sales, international shipments from foreign subsidiaries were 7% in 1999 and 6% in 1998 and 1997, with the Canadian market representing approximately 55% of the total.

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

Patents

Hubbell has approximately 852 active United States and foreign patents covering many of its products, which expire at various times. While Hubbell deems these patents to be of value, it does not consider its business to be dependent upon patent protection. Hubbell licenses under patents owned by others, as may be needed, and grants licenses under certain of its patents.

Working Capital

Hubbell maintains sufficient inventory to enable it to provide a high level of service to its customers. The inventory levels, payment terms and return policies are in accord with the general practices of the electrical products industry and standard business procedures.

Backlog

Backlog of orders believed to be firm at December 31, 1999 and 1998 were approximately $117.3 million and $85.5 million, respectively. Most of the backlog is expected to be shipped in the current year. Although this backlog is important, the majority of Hubbell's revenues result from sales of inventoried products or products that have short periods of manufacture.

Competition

Hubbell experiences substantial competition in all categories of its business, but does not compete with the same companies in all of its product categories. The number and size of competitors vary considerably depending on the product line. Hubbell cannot specify with exactitude the number of competitors in each product category or their relative market position. However, some of its competitors are larger companies with substantial financial and other resources. Hubbell considers product performance, reliability, quality and technological innovation as important factors relevant to all areas of its business and considers its reputation as a manufacturer of quality products to be an important factor in its business. In addition, product price and other factors can affect Hubbell's ability to compete.

Environment

Compliance with Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not believed to have any material effect upon the financial or competitive position of Hubbell.

Employees

As of December 31, 1999, Hubbell had approximately 10,190 full-time employees, including salaried and hourly personnel. Approximately 44% of Hubbell's United States employees are represented by 15 labor unions. Hubbell considers its labor relations to be satisfactory.

Item 2.     Properties

A list of Hubbell's material manufacturing facilities, classified by segment, is included on Page 42 hereof under Industry Segment and Geographical Area Information.

Item 3.     Legal Proceedings

There are no material pending legal proceedings to which Hubbell or any of its subsidiaries is a party or of which any of their property is the subject, other than ordinary and routine litigation incident to their business.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters

The Company's Class A and Class B common stocks are principally traded on the New York Stock Exchange under the symbols "HUBA" and "HUBB". The following tables provide information on market prices, dividends declared and number of common shareholders.

Market Prices (Dollars Per Share)                                 Common A                              Common B
---------------------------------                                 --------                              --------
Years Ended December 31,                                   High              Low                 High             Low
------------------------                                   ----              ---                 ----             ---
1999-First quarter                                         39 5/8            33 3/8              41 3/4           34 7/16
1999-Second quarter                                        45 3/4            36 1/2              49 3/16          39 1/4
1999-Third quarter                                         42                33 5/8              45 3/16          31 5/8
1999-Fourth quarter                                        33 1/2            25 3/4              32               26 1/4

1998-First quarter                                         48 1/2            44 3/16             51 15/16         46 15/16
1998-Second quarter                                        48 13/16          43 5/8              52 3/16          41 5/8
1998-Third quarter                                         44 5/8            35 3/8              44 13/16         35 1/2
1998-Fourth quarter                                        42 15/16          34 1/4              42 3/4           34 9/16

Dividends Declared (Cents Per Share)                               Common A                            Common B
------------------------------------                               --------                            --------
Years Ended December 31,                                     1999             1998              1999              1998
------------------------                                     ----             ----              ----             -----
First quarter                                                  31               29                31                29
Second quarter                                                 32               31                32                31
Third quarter                                                  32               31                32                31
Fourth quarter                                                 32               31                32                31

Number of Common Shareholders
-----------------------------
At December 31,                                 1999               1998               1997              1996               1995
---------------                                 ----               ----               ----              ----               ----
Class A                                         1,090              1,176              1,242             1,285              1,308
Class B                                         4,805              5,153              5,339             5,359              5,521

Item 6.     Selected Financial Data

The following summary should be read in conjunction with the consolidated financial statements and notes contained herein (dollars and shares in millions, except per share amounts).

OPERATIONS, YEARS ENDED DECEMBER 31,                         1999             1998            1997
------------------------------------                      ----------        ---------        --------
Net sales                                               $    1,451.8          1,424.6         1,378.8
Gross profit                                            $      409.0            438.2           430.4
Special charge                                                 ---              ---             (52.0)(1)
Operating income                                        $      194.4            226.1           171.6
Provision for income taxes                              $       51.2             61.1            49.8
Net income                                              $      145.8            169.4           130.3(1)
    Return on sales                                             10.0%            11.9%            9.5%
    Return on common shareholders' average equity               17.2%            20.3%           16.6%
    Return on average total capital (2)                         16.1%            18.9%           15.5%

Earnings per share:
    Basic                                               $       2.24             2.56            1.94(1)
    Diluted                                             $       2.21             2.50            1.89(1)

Cash dividends declared per common share                $       1.27             1.22            1.13
Average number of common shares
     outstanding - (diluted)                                    65.9             67.7            68.8
Additions to property, plant, and equipment             $       53.7             86.1            60.6
Depreciation and amortization                           $       52.8             48.1            43.2

FINANCIAL POSITION, AT YEAR-END
-------------------------------
Working capital                                         $      209.4            219.8           339.9
Current ratio                                               1.6 to 1         1.6 to 1        2.3 to 1
Property, plant and equipment (net)                     $      308.9            310.1           251.9
Total assets                                            $    1,399.2          1,390.4         1,284.8
Long-term debt                                          $       99.6             99.6            99.5
Common shareholders' equity:
    Total                                               $      855.8            840.6           830.3
    Per share                                           $      13.00            12.42           12.06

NUMBER OF EMPLOYEES, AT YEAR-END                              10,190           10,562           8,801
--------------------------------

OPERATIONS, YEARS ENDED DECEMBER 31,                        1996            1995
------------------------------------                        ----            ----
Net sales                                                  1,297.4         1,143.1
Gross profit                                                 392.3           339.9
Special charge                                               ---             ---
Operating income                                             197.5           165.0
Provision for income taxes                                    57.8            45.1
Net income                                                   141.5           121.9
    Return on sales                                           10.9%           10.7%
    Return on common shareholders' average equity             20.1%           19.1%
    Return on average total capital (2)                       18.4%           18.5%

Earnings per share:
    Basic                                                     2.15            1.85
    Diluted                                                   2.10            1.83

Cash dividends declared per common share                      1.02             .92
Average number of common shares
     outstanding - (diluted)                                  67.2            66.7
Additions to property, plant, and equipment                   39.1            38.2
Depreciation and amortization                                 39.3            36.2

FINANCIAL POSITION, AT YEAR-END
-------------------------------
Working capital                                              335.8           305.2
Current ratio                                             2.3 to 1        2.6 to 1
Property, plant and equipment (net)                          217.9           204.2
Total assets                                               1,185.4         1,057.2
Long-term debt                                                99.5           102.1
Common shareholders' equity:
    Total                                                    743.1           667.3
    Per share                                                11.05           10.00

NUMBER OF EMPLOYEES, AT YEAR-END                             8,178           7,410
--------------------------------


(1) In the fourth quarter of 1997, the Company recorded a special charge of $52.0 million which reduced net income by $32.2 million or $0.47 per share. Excluding the special charge, net earnings from operations would have been $162.5 million or $2.36 per share-diluted.

(2) Calculated as net income before interest expense divided by average total capital.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

The Company's business segment reporting was changed in 1998 to reflect the internal reporting and management control structure in accordance with the requirements of Financial Accounting Standard No. 131. Previously, the Company reported segments based on product groupings. Accordingly, segment information for 1997 has been reclassified to reflect the revised format.

1999 Compared to 1998

Consolidated net sales increased 2% on improved shipments of specification-grade products in the Electrical Segment combined with acquisitions. Offsetting these improvements was a decline in orders to telephone companies in the Telecommunications Segment; increased price competition across all businesses and the impact of the disposition of The Kerite Company in September. Operating income declined 18%, excluding the gain on sale of Kerite, due to a downturn in Telecommunications, underperformance in the Power Segment and erosion in commercial products sales pricing.

Electrical Segment sales increased 7% on improved shipments of specification-grade wiring and lighting products and the full year effect of the 1998 lighting business acquisitions, which contributed a majority of the increase. Despite higher sales of higher margin specification-grade products and a modest contribution from acquisitions, operating profits declined 3% due to lower sales and margins in electrical commodity products; reduced demand from petroleum industry customers for hazardous location products and start-up costs of a new distribution center.

Power Segment sales increased 2% on higher shipments across most product lines including construction products, tool & rod, arresters and apparatus. The 2% year-over-year sales increase includes the negative volume effect of the September disposition of The Kerite Company, partially offset by the February purchase of Chardon Electrical Components. Operating income declined 20% due to unanticipated delays and associated costs in implementing a complex series of changes as described under the Company's previously announced streamlining program. These changes include the relocation of production and distribution facilities to lower cost sites, reorganization of the segment into a feeder plant/centralized distribution structure and the implementation of integrated business systems. The added costs of the delayed implementation of these changes, consisting primarily of duplicate facility operating costs and low productivity at new facilities, reduced profits substantially.

Telecommunications Segment sales and profits declined sharply due to the decline in core product lines at Pulse Communications, Inc., and a high level of development expenses associated with new Digital Subsriber Line (DSL) products. Pulsecom's sales decline is due mainly to reduced expenditures by the Regional Bell Operating Companies (RBOC's) beginning in the last four months of 1998. In February 2000, the Company announced an agreement to sell its WavePacer Digital Subscriber Line (DSL) assets to ECI Telecom Ltd. of Petah Tikva, Israel. Completion of the transaction is subject to closing conditions, including regulatory clearances. The transaction is expected to close by March 31, 2000, at which point the Company will no longer absorb new product development costs and associated operating costs for this business (a development stage company with limited revenues) which on an annual basis total approximately $16 million.

Other Industry Segment sales were up 18% as a result of the July acquisition of Haefely Test AG, a high voltage test and instrumentation business, from Trench Switzerland AG. Excluding Haefely, segment sales declined slightly as favorable year-over-year comparisons at the Hipotronics operation were more than offset by continued low demand from customers in basic industries such as steel and petrochemicals. Operating income increased 15% due to improved efficiencies and effective cost control.

Gain on sale of business relates to the third quarter sale of The Kerite Company, a manufacturer of power cable previously included in the Power Segment.

Investment income declined due to a decline in investable funds resulting from a continuation of the stock repurchase program, acquisitions, additions to property, plant and equipment, and overall lower earnings. The increase in interest expense reflects the higher level of commercial paper outstanding during the year. The effective tax rate was 26.0% in 1999 versus 26.5% in 1998. The decrease in the consolidated effective tax rate reflects an overall higher level of tax benefits from Puerto Rican operations.

Other income, net has increased principally as a result of first-half insurance recoveries of $3.3 million in connection with prior year damage sustained from Hurricane Georges and benefits received in connection with corporate-owned life insurance.

Net income and diluted earnings per share declined in response to the segment operating issues noted above, offset by the sale of Kerite and a 1.8 million reduction in average diluted shares outstanding (see Notes to Consolidated Financial Statements - Earnings Per Share). In 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," which requires capitalization of certain costs incurred in the development of software other than internal-use software. Adoption of this statement resulted in the net capitalization of $3.9 million of Research and Development Costs for the year in the Telecommunications Segment which would have been otherwise expensed. Capitalized Software, net of amortization, is reported in Other Assets in the Consolidated Balance Sheet.

1998 Compared to 1997

Consolidated net sales increased 3% on improved shipments combined with the acquisition of nine product lines (six in 1998 and three in 1997). Offsetting these improvements was a decline in orders from telephone companies to the Telecommunications Segment; weak international markets combined with a strong U.S. dollar; and increased price competition across all businesses. Net operating income increased 1%, as productivity increases offset erosion in sales pricing.

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

Power Segment sales increased 2% on higher sales of anchors, hot line tools, line splices and taps and the inclusion of Fargo, which was acquired in February, 1997, which was offset by lower sales in Canada and Asia. Operating income increased 13% on improved efficiencies from the streamlining initiatives and completing the assimilation of Fargo.

Telecommunications Segment sales were up 5% as the acquisition of Siescor Technologies, Inc. more than offset the decline in sales of Pulse Communications, Inc., due to the slow down in the Asian markets and reduced expenditures by the Regional Bell Operating Companies (RBOC's) during the last four months of 1998. New product development programs were continued at planned expenditure rates which when combined with lower sales of existing products resulted in a 24% decline in operating profits.

Other Industry Segment sales were down 1% as spending programs within the domestic steel industry were reduced in the last months of the year combined with lower worldwide demand for test and measurement equipment. Operating income increased more than 20% on improved efficiencies from the streamlining and reorganization initiatives which were completed in the first part of 1998.

Sales through the Company's international units declined by 3% reflecting the weakened economies in Asia and Canada. Profitability was affected by unfavorable translation rates due to the strengthening of the U.S. dollar against foreign currencies and combined with the lower sales volume resulted in operating income declining by 10%. Export sales from United States operations were down 16% from 1997 reflecting the weak economic conditions in Asia and South America combined with the impact of a strong U.S. dollar. Total sales into the international market were 11% in 1998 and 14% in 1997 and 1996. The Canadian market represents approximately 60% of total international sales followed by Latin America, Europe and Asia. The Company's sales to countries in Europe which are adopting the Euro as their common currency are not significant and, therefore, the impact of any changes in currency related software programs is deemed to be immaterial.

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

                         LIQUIDITY AND CAPITAL RESOURCES

Management views liquidity on the basis of the Company's ability to meet operational needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. At December 31, 1999, the Company's financial condition remained strong with working capital of $209.4 million and a current ratio of 1.6 to 1. Total borrowings at December 31, 1999, were $226.7 million, 26% of shareholders' equity. Compared to December 31, 1998, the debt to equity ratio increased 1 percentage point from 25% primarily as a result of a higher investment in working capital.

Operating cash flow improved steadily throughout the year. Despite lower earnings, successful inventory reduction programs and a major second half improvement in receivables management allowed the Company to record strong full-year operating cash flow. Overall, receivables grew at a rate in excess of the growth in sales due to longer collection periods for commodity products sold in the Electrical Segment resulting from a highly competitive business environment. The decrease in current liabilities is primarily due to a reduction of accrued income taxes payable, accrued employee benefits and other accrued liabilities. Other accrued liabilities declined mainly due to favorable experience with respect to product liability claims. The decline in Other Non-Current Liabilities is primarily due to spending against the 1997 streamlining plan and a pension curtailment and settlement. Deferred Income Taxes increased due to restructuring spending and the pension curtailment and settlement.

Cash flow from investing activities reflects the completion of two acquisitions and one divestiture during the year. In the first quarter, Chardon Electrical Components of Greenville, TN was acquired in the Power Segment. Chardon is a manufacturer of high voltage cable accessory products and technology for use in the electric utility market. In the third quarter, the company completed the purchase of Haefely Test AG, a high voltage test and instrumentation business acquired from Trench Switzerland AG. As a significant part of the Other Industry Segment, Haefely produces high voltage test and measurement and a full line of electromagnetic test equipment used in compliance testing of telecommunications and Local Area Network (LAN) systems. Also in the third quarter, the Company completed the sale of The Kerite Company, a manufacturer of power cable previously included in the Power Segment. Cash proceeds in 1999 from this sale amounted to $37.4 million, which together with $1.0 million received in 2000, comprise the total sales price of $38.4 million. During 1998 the Company acquired three lighting businesses which augmented the existing lighting products portfolio. Devine Lighting of Kansas City, MO, Sterner Lighting based in Eden Prairie, MN and Chalmit Lighting based in Glasgow, Scotland. To broaden the Company's telecommunication product lines, Siescor Technologies, Inc. based in Tulsa, OK was acquired. In addition, two minor product lines were acquired in the first quarter of the year. All of the businesses were acquired for cash of $38.3 million and $78.4 million in 1999 and 1998, respectively. The purchase prices of these businesses were immaterial to the Company's financial position at December 31, 1999 and 1998.

The lower level of expenditures for property, plant and equipment reflects completion of the majority of the plant expansion undertaken in connection with the 1997 streamlining plan. While no significant commitments have been made at December 31, 1999, the Company anticipates that capital expenditures will approximate $65.0 million annually during the next three years. This level of expenditures reflects the historical capital investment pattern plus the normal capital requirements of acquired businesses.

Financing activities in 1999 reflect the thirty-ninth consecutive annual increase in the dividend rate and the repurchase of $57.4 million of the Company's Class A and Class B common stock under the 1997 stock repurchase program. Implementation of the program through open market purchases and privately negotiated transactions began in mid-December, 1997. The $300 million program, of which $148.8 million has been completed through December 31, 1999, is expected to be completed by the end of 2000.

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

In early February 2000, the Company announced an agreement to sell its WavePacer Digital Subscriber Line (DSL) assets to ECI Telecom Ltd. of Petah Tikva, Israel. Completion of the transaction is subject to closing conditions, including regulatory clearances. The transaction is expected to close by March 31, 2000. The Company will continue to manufacture the core products of Pulse Communications. The transaction, upon closing, is expected to add significantly to the financial resources and cash flow of the Company.

Special Charge

In 1997 the Company recorded a special charge of $52.0 million ($32.2 million after-tax or $.47 per share), comprised of $32.4 million of accrued consolidation and streamlining costs, $9.5 million of facility asset impairments, a $7.4 million goodwill asset impairment, and other current employee and product line exit costs of $2.7 million. The $7.4 million asset impairment write-down relates to the Other Industry Segment and consists of a partial goodwill write-down determined in accordance with the Company's accounting policy under SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company's consolidation and streamlining initiatives (the "Plan") were undertaken to optimize the organization and cost structure primarily within the Electrical and Power Segments. As part of the Plan, the Company has expanded its manufacturing facilities by 335,000 square feet in Mexico, added an additional 63,000 square feet to its Canadian facility and constructed a 270,000 square foot warehouse and distribution facility for its power products business. Combined with the consolidation of other manufacturing and office facilities, these programs will result in the relocation of approximately 2,000 jobs and closure of 5 facilities. The table set forth below lists each of the five manufacturing facilities and two buildings within the Electrical and Power Segments covered by the Plan:

Facilities and Buildings Covered by the Plan

Location                      Type                 Closing Date
--------                      ----                 ------------
Clanton, AL                  Building       Closure in First Quarter 2000
Madison, OH                  Facility       Closed - Third Quarter 1998
Ontario, Canada              Building       Closed - Second Quarter 1998
Poughkeepsie, NY             Facility       Closure in stages commencing late 1999; complete in 2000
St. Louis, MO                Facility       Closure in stages commencing late 2000; complete in first half 2001
South Bend, IN               Facility       Closure in stages commencing late 2000; complete in first half 2001
Stonington, CT               Facility       Closed - First Quarter 1998


After an approximate three to four year implementation period, the annual savings and cost avoidance of the entire Plan should be as much as $25.0 million. As shown in the table below, the Company has expended $5.4 million in 1999, $6.8 million in 1998 and $.7 million in 1997.

The components of the initial reserve at December 31, 1997, amounts utilized in 1997 - 1999, and the accrued consolidation and streamlining reserve balances remaining at December 31, 1999 were (in millions):

                                           Employee            Asset             Exit             Accrued
                                           Benefits          Disposals           Costs            Charge
                                           --------          ---------           -----            ------
1997 Streamlining Charge                     $15.6             $10.7             $6.1              $32.4
Amounts Utilized in 1997                       (.6)              -                (.1)               (.7)
Amounts Utilized in 1998                      (3.8)             (2.4)            (0.6)              (6.8)
Amounts Utilized in 1999                      (1.8)             (0.8)            (2.8)              (5.4)
                                             ------            ------            -----             ------

Remaining Reserve                            $ 9.4             $ 7.5             $2.6              $19.5
                                             ======            ======            =====             =====



Several major product line moves are scheduled to be completed during 2000 as well as a plant closure. These actions are consistent with the timing established in the Plan. However, as indicated in the Company's third quarter report on Form 10Q, the Company was having significant difficulties in the execution of certain of the action programs related to product moves contained in the Plan. These difficulties resulted in lower second half 1999 earnings as well as a number of management changes. The Company has increased resources on these programs in an effort to complete product moves in process. In light of the current difficulties and changes in management, the Company is undertaking a review of the remaining programs to evaluate the remaining product moves, with resolution expected in the first half of 2000.

Market Risks

In the operation of its business, the Company has market risk exposures to foreign currency exchange rates, raw material prices and interest rates. Each of these risks and the Company's strategies to manage the exposure is discussed below.

The Company manufactures its products in the United States, Canada, Mexico, Switzerland and the United Kingdom and sells products in those markets as well as through sales offices in the Peoples Republic of China, Southeast Asia and the Middle East. International sales were 12% of the Company's sales in 1999 and 11% in 1998. The Canadian market represents 55%, Mexico 19%, Switzerland 13%, United Kingdom 10% and all other areas 3% of the total international sales. As such, the Company's operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. To manage this exposure, the Company closely monitors the working capital requirements of its international units and to the extent possible will maintain their monetary assets in U.S. dollar instruments. The Company views this exposure as not being material to its operating results and, therefore, does not actively hedge its foreign currency risk.

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

The financial results of the Company are subject to risk from interest rate fluctuations to the extent that there is a difference between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities. The principal objective of the Company's investment management activities is to maximize net investment income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company. As part of its investment management, the Company may use derivative financial products such as interest rate hedges and interest rate swaps. During the two years ended December 31, 1999 there were no material derivative positions.

The following table presents information related to interest risk sensitive instruments by maturity at December 31, 1999 (dollars in millions):


                                                                                                        Fair
                                                                                                        Value
Assets                     2000       2001      2002      2003       2004     Thereafter       Total   12/31/99
------
Available-for-sale
Investments                 $ 2.2      $ 2.3     $ 3.4     $ 4.2      $ 1.1    $   ---        $ 13.2     $ 13.2
Avg. Interest Rate            4.5%       4.4%      4.8%      4.9%       5.3%       ---         ---        ---

Held-to-maturity
Investments                  $2.1      $ 0.6      $7.9     $ 2.9      $ 8.2       $171.7      $193.4     $186.2
Avg. Interest Rate            5.3%       5.9%      6.7%      5.9%       7.1%         6.3%      ---        ---

Liabilities
-----------

Commercial Paper &
Short-Term Borrowings     $(127.1)     ---       ---       ---        ---          ---       $(127.1)   $(127.1)
Avg. Interest Rate            6.4%     ---       ---       ---        ---          ---         ---        ---
Long-Term Debt              ---        ---       ---       ---        ---        $ (99.6)    $ (99.6)    $(96.9)
Avg. Interest Rate          ---        ---       ---       ---        ---            6.7%      ---        ---

As described in its Accounting Policies, the Company may use derivative financial instruments only if they are matched with a specific asset or liability. The Company does not speculate or use leverage when trading a financial derivative product. There were no material derivative transactions during 1999.

Inflation

In times of inflationary cost increases, the Company has historically been able to maintain its profitability by improvements in operating methods and cost recovery through price increases. In large measure, the reported operating results have absorbed the effects of inflation since the Company's predominant use of the LIFO method of inventory accounting generally has the effect of charging operating results with costs (except for depreciation) that reflect current price levels.

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

-     Customers' ability to place orders electronically with the Company

The corrective action plan for the Company's business support systems included
(a) identification of software and data processing equipment that was not Year 2000 ready, (b) the necessary modification, upgrade or replacement, (c) testing and (d) establishing a timetable with estimated cost. The identification phase was completed in 1996 and corrective activity was completed in the third quarter 1999.

The Company believes its efforts to address the Year 2000 Issue were successful and there have been no problems associated with this risk. In total, approximately $20 million was spent from 1995-1999 in connection with this initiative. Despite these results, there can be no assurance that the Company's customers' and suppliers' Year 2000 compliance efforts were successfully completed. However, the Company has not experienced significant problems in this regard.

Forward-Looking Statements

Certain statements made in the discussion and analysis of Results of Operations, Liquidity and Capital Resources and Special Charge, and elsewhere in this report, are forward-looking. In particular, the projected levels of capital expenditures, project expenses and anticipated savings relating to the consolidation, streamlining and reorganization programs and expected impact of the announced sale of the WavePacer(R) Digital Subscriber Line (DSL) assets are forward-looking and are based on the Company's reasonable current expectations. Also, certain statements under the caption "Impact of the Year 2000 Issues" are forward-looking. These statements may be identified by the use of forward-looking words or phrases, such as "believe", "expect", "anticipate", "should", "plan", "estimated",

"potential", "target", "goals", and "scheduled", among others. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in the specified statements.

The Company is currently implementing a program of consolidation, streamlining and reorganization, primarily within its Power and Electrical Segments. The risks and uncertainties that may affect the level of capital expenditures, expenses and anticipated savings for this program include but are not limited to: (1) timely delivery and installation of manufacturing equipment; (2) training and hiring of new employees and retraining of existing employees for different processes; (3) start-up of manufacturing and distribution processes in a cost-effective and high quality manner without disruption; (4) maintaining customer service levels during the transition; and (5) absence of labor disputes during implementation of the program.

The Company has announced the signing of a contract to sell the assets of its WavePacer Digital Subscriber Line (DSL) business, part of Pulse Communications, Inc. Although the Company expects to close in 60 days or less, there is no guarantee this transaction will close.

Item 8.    Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Hubbell Incorporated

In our opinion, the consolidated balance sheets and the related consolidated statements of income, cash flows and changes in shareholders' equity listed in the index on page 52 present fairly, in all material respects, the financial position of Hubbell Incorporated and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Stamford, Connecticut
January 19, 2000

                      Hubbell Incorporated and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in millions, except per share amounts)

Years Ended December 31,                    1999            1998              1997
------------------------                    ----            ----              ----
NET SALES                               $ 1,451.8        $ 1,424.6        $ 1,378.8
Cost of goods sold                        1,042.8            986.4            948.4
                                        ---------        ---------        ---------

GROSS PROFIT                                409.0            438.2            430.4
Selling & administrative expenses           223.4            212.1            206.8
Special charge                                  -                -             52.0
Gain on sale of business                     (8.8)               -                -
                                        ---------        ---------        ---------

OPERATING INCOME                            194.4            226.1            171.6
                                        ---------        ---------        ---------

OTHER INCOME (EXPENSE):
  Investment income                          13.4             16.7             18.3
  Interest expense                          (15.9)            (9.9)            (7.3)
  Other income (expense), net                 5.1             (2.4)            (2.5)
                                        ---------        ---------        ---------

  TOTAL OTHER INCOME, NET                     2.6              4.4              8.5
                                        ---------        ---------        ---------

INCOME BEFORE INCOME TAXES                  197.0            230.5            180.1
  Provision for income taxes                 51.2             61.1             49.8
                                        ---------        ---------        ---------

NET INCOME                              $   145.8        $   169.4        $   130.3
                                        =========        =========        =========


EARNINGS PER SHARE:
       Basic                            $    2.24        $    2.56        $    1.94
       Diluted                          $    2.21        $    2.50        $    1.89


See notes to consolidated financial statements.

                     Hubbell Incorporated and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in millions)

Years Ended December 31,                                                 1999          1998          1997
------------------------                                                 ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $145.8        $169.4        $130.3
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Gain on sale of business                                               (8.8)          ---           ---
   Depreciation and amortization                                          52.8          48.1          43.2
   Deferred income taxes                                                   8.5           5.2         (11.5)
   Special charge                                                          ---           ---          52.0
   Expenditures for streamlining, consolidation and restructuring         (5.4)         (6.8)         (9.5)
   Changes in assets and liabilities, net of the effects
   of business acquisitions:
       (Increase) Decrease in accounts receivable                        (15.6)          (.2)        (13.5)
       (Increase) Decrease in inventories                                 25.0          (2.2)        (27.2)
       (Increase) Decrease in other current assets                         2.7          10.4         (14.2)
       Increase (Decrease) in current liabilities                        (23.4)        (34.4)         (3.5)
       (Increase) Decrease in other, net                                  (5.6)           .9           2.5
                                                                        ------        ------        ------
Net cash provided by operating activities                                176.0         190.4         148.6
                                                                        ------        ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current investments                                      (37.4)        (36.0)        (54.6)
Receipt of principal, maturity and sale of
   non-current investments                                                27.9          44.2          19.2
Sale of business                                                          37.4           ---           ---
Acquisition of businesses, net of cash acquired                          (38.3)        (78.4)        (21.1)
Additions to property, plant and equipment                               (53.7)        (86.1)        (60.6)
Other, net                                                                (2.1)        (40.6)         14.8
                                                                        ------        ------        ------
Net cash used in investing activities                                    (66.2)       (196.9)       (102.3)
                                                                        ------        ------        ------

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowing (repayment)                                          13.8         113.0         (18.4)
Payment of dividends                                                     (82.2)        (79.7)        (73.7)
Acquisition of treasury shares                                           (57.4)        (82.8)        (21.8)
Exercise of stock options                                                  9.9          10.9           8.4
                                                                        ------        ------        ------
Net cash used in financing activities                                   (115.9)        (38.6)       (105.5)
                                                                        ------        ------        ------

INCREASE (DECREASE) IN CASH AND TEMPORARY
   CASH INVESTMENTS                                                       (6.1)        (45.1)        (59.2)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period                                                       30.1          75.2         134.4
                                                                        ------        ------        ------
End of period                                                           $ 24.0        $ 30.1        $ 75.2
                                                                        ======        ======        ======


                 See notes to consolidated financial statements.

                      Hubbell Incorporated and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                      At December 31, (Dollars in millions)

ASSETS                                                       1999          1998
------                                                       ----          ----
CURRENT ASSETS
Cash and temporary cash investments                       $   24.0       $   30.1
Accounts receivable less allowances of $4.1
  in 1999 and $5.7 in 1998                                   218.7          200.2
Inventories                                                  278.5          300.9
Prepaid taxes                                                 24.3           24.0
Other                                                          7.3            9.6
                                                          --------       --------

  Total current assets                                       552.8          564.8
                                                          --------       --------

PROPERTY, PLANT, AND EQUIPMENT, AT COST
Land                                                          17.2           15.3
Buildings                                                    157.4          125.6
Machinery and equipment                                      431.3          454.1
                                                          --------       --------

                                                             605.9          595.0

  Less-accumulated depreciation                              297.0          284.9
                                                          --------       --------

  Net property plant and equipment                           308.9          310.1
                                                          --------       --------

OTHER ASSETS
Investments                                                  206.7          197.3
Purchase price in excess of net assets of
  companies acquired, less accumulated amortization
  of $37.2 in 1999 and $30.4 in 1998                         241.3          232.6
Property held as investment                                   10.5           12.0
Other                                                         79.0           73.6
                                                          --------       --------

       Total other assets                                    537.5          515.5
                                                          --------       --------

                                                          $1,399.2       $1,390.4
                                                          ========       ========


See notes to consolidated financial statements.

                      Hubbell Incorporated and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                      At December 31, (Dollars in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY                            1999            1998
------------------------------------                            ----            ----
CURRENT LIABILITIES
Commercial paper and other borrowings                        $  127.1        $  113.3
Accounts payable                                                 75.9            69.8
Accrued salaries, wages and employee benefits                    22.6            26.6
Accrued income taxes                                             24.6            31.1
Dividends payable                                                20.8            20.4
Accrued consolidation and streamlining charge                    10.0            10.0
Other accrued liabilities                                        62.4            73.8
                                                             --------        --------

  Total current liabilities                                     343.4           345.0
                                                             --------        --------

LONG-TERM DEBT                                                   99.6            99.6
                                                             --------        --------

OTHER NON-CURRENT LIABILITIES                                    90.5           104.1
                                                             --------        --------

DEFERRED INCOME TAXES                                             9.9             1.1
                                                             --------        --------

COMMON SHAREHOLDERS' EQUITY
Common Stock, par value $.01
  Class A - authorized 50,000,000 shares, outstanding
  10,274,567 and 10,781,483 shares                                 .1              .1
  Class B - authorized 150,000,000 shares, outstanding
   53,977,630 and 54,813,287 shares                                .5              .5
Additional paid-in capital                                      349.7           397.8
Retained earnings                                               519.1           455.7
Cumulative translation adjustments                              (13.6)          (13.6)
Unrealized gain (loss) on investments                             ---              .1
                                                             --------        --------

Total common shareholders' equity                               855.8           840.6
                                                             --------        --------

                                                             $1,399.2        $1,390.4
                                                             ========        ========


See notes to consolidated financial statements.

                      Hubbell Incorporated and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 (Dollars in millions, except per share amounts)

                                          Class A      Class B         Additional
For the three years ended                  Common       Common          Paid-In         Retained
December 31, 1999                          Stock        Stock           Capital         Earnings
-----------------                         -------      -------         ---------        --------
BALANCE AT DECEMBER 31, 1996              $  .1        $  .5           $ 438.3          $ 312.5
Net income                                                                                130.3
Translation adjustments
Unrealized (loss) on investments
      Comprehensive Income
Exercise of stock options                                                  5.8
Acquisition of treasury shares                                           (21.8)
Shares issued for Fargo acquisition                       .1              50.4
Cash dividends declared
      ($1.13 per share)                                                                   (75.9)
                                          -----        -----           -------          -------

BALANCE AT DECEMBER 31, 1997              $  .1        $  .6           $ 472.7          $ 366.9
Net income                                                                                169.4
Translation adjustments
Unrealized gain on investments
      Comprehensive Income
Exercise of stock options                                                  7.9
Acquisition of treasury shares                           (.1)            (82.8)
Cash dividends declared
      ($1.22 per share)                                                                   (80.6)
                                          -----        -----           -------          -------
BALANCE AT DECEMBER 31, 1998              $  .1        $  .5           $ 397.8          $ 455.7
                                          =====        =====           =======          =======
Net income                                                                                145.8
Translation adjustments
Unrealized (loss) on investments
      Comprehensive Income
Exercise of stock options                                                  9.3
Acquisition of treasury shares                                           (57.4)
Cash dividends declared
      ($1.27 per share)                                                                   (82.4)
                                          -----        -----           -------          -------
BALANCE AT DECEMBER 31, 1999              $  .1        $  .5            $349.7          $ 519.1
                                          =====        =====           =======          =======
                                         Cumulative        Unrealized
For the three years ended               Translation       Gain (Loss)         Comprehensive
December 31, 1999                       Adjustments      on Investments           Income
-----------------                       -----------     ---------------       -------------
BALANCE AT DECEMBER 31, 1996               $ (8.5)           $  .2
Net income                                                                       $ 130.3
Translation adjustments                      (1.6)                                  (1.6)
Unrealized (loss) on investments                               (.1)                  (.1)
                                                                                 -------
      Comprehensive Income                                                       $ 128.6
                                                                                 =======
Exercise of stock options
Acquisition of treasury shares
Shares issued for Fargo acquisition
Cash dividends declared
      ($1.13 per share)
                                           ------            -----               -------


BALANCE AT DECEMBER 31, 1997               $(10.1)           $  .1
Net income                                                                       $ 169.4
Translation adjustments                      (3.5)                                  (3.5)
Unrealized gain on investments                                                      --
                                                                                 -------
      Comprehensive Income                                                       $ 165.9
                                                                                 =======
Exercise of stock options
Acquisition of treasury shares
Cash dividends declared
      ($1.22 per share)
                                           ------            -----               -------
BALANCE AT DECEMBER 31, 1998               $(13.6)           $  .1
                                           ======            =====
Net income                                                                       $ 145.8
Translation adjustments                                                             --
Unrealized (loss) on investments                               (.1)                  (.1)
                                                                                 -------
      Comprehensive Income                                                       $ 145.7
                                                                                 =======
Exercise of stock options
Acquisition of treasury shares
Cash dividends declared
      ($1.27 per share)
                                           ------            -----               -------
BALANCE AT DECEMBER 31, 1999               $(13.6)           $  --
                                           ======            =====



See notes to consolidated financial statements

                      Hubbell Incorporated and Subsidiaries
                        STATEMENT OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include all subsidiaries; all significant intercompany balances and transactions have been eliminated. Investments in joint ventures are accounted for by using the equity method. Certain reclassifications, which were not significant, have been made in prior period financial statements to conform to the 1999 presentation.

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

Foreign Currency Translation

The assets and liabilities of international subsidiaries are translated to U.S. dollars at exchange rates in effect at the end of the year, and income and expense items are translated at average rates of exchange in effect during the year. The effects of exchange rate fluctuations on the translated amounts of foreign currency assets and liabilities is included as translation adjustments in shareholders' equity. Gains and losses from foreign currency transactions are included in income of the period.

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

Property, Plant, and Equipment

Property, plant, and equipment placed in service prior to January 1, 1999 are depreciated over their estimated useful lives, principally using accelerated methods. Assets placed in service subsequent to January 1, 1999 are depreciated using straight-line methods. The change to the straight-line method for assets acquired in 1999 did not have a material impact on the Company's financial position, or results of operations.

Capitalized Software

In 1999, the Company was first required to apply Statement of Financial Accounting Standard ("SFAS") 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". SFAS 86 requires capitalization of certain costs incurred in the development of software other than internal-use software. Adoption of this statement resulted in the net capitalization of $3.9 million of Research and Development costs for the year in the Telecommunications Segment which would have been otherwise expensed. Capitalized Software, net of amortization, is reported in Other Assets in the Consolidated Balance Sheet.

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

Stock-Based Compensation

SFAS 123 - "Accounting for Stock-Based Compensation" permits, but does not require, a fair value based method of accounting for employee stock option and performance plans which results in compensation expense being recognized in the results of operations when awards are granted. The Company continues to use the current intrinsic value based method of accounting for such plans where compensation expense is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the exercise price. However, as required by SFAS 123, the Company provides pro forma disclosure of net income and earnings per share in the notes to the consolidated financial statements as if the fair value based method of accounting has been applied.

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

Derivatives

The Company, to limit financial risk in the management of its assets, liabilities and debt may use derivative financial products such as: foreign currency hedges, commodity hedges, interest rate hedges and interest rate swaps. All derivative financial instruments must be matched with an existing Company asset or liability. Market value gains or losses on the derivative financial instrument are recognized in income when the effects of the related price changes of the related asset or liability are recognized in income or at the time the derivative instrument is closed. The Company does not speculate or use leverage when trading a financial derivative product. There were no material derivative transactions, individually or in total, for the three years ended December 31, 1999. The impact of SFAS 133 - "Accounting for Derivative Instruments and Hedging Activity" effective 2001 will change the current practices of the Company, but will not have a significant impact on the Company's financial condition, or results of operations.

                      Hubbell Incorporated and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Special Charge

In 1997 the Company recorded a special charge of $52.0 million ($32.2 million after-tax or $.47 per share), comprised of $32.4 million of accrued consolidation and streamlining costs, $9.5 million of facility asset impairments, a $7.4 million goodwill asset impairment, and other current employee and product line exit costs of $2.7 million. The $7.4 million asset impairment write-down relates to the Other Industry Segment and consists of a partial goodwill write-down determined in accordance with the Company's accounting policy under SFAS 121.

The Company's consolidation and streamlining initiatives (the "Plan") were undertaken to optimize the organization and cost structure primarily within the Electrical and Power Segments. The Plan will result in the relocation of approximately 2,000 jobs and closure of 5 facilities. The table set forth below lists each of the five manufacturing facilities and two buildings within the Electrical and Power Segments covered by the Plan:

FACILITIES AND BUILDINGS COVERED BY THE PLAN

Location                      Type                 Closing Date
--------                      ----                 ------------
Clanton, AL                  Building       Closure in First Quarter 2000
Madison, OH                  Facility       Closed - Third Quarter 1998
Ontario, Canada              Building       Closed - Second Quarter 1998
Poughkeepsie, NY             Facility       Closure in stages commencing late 1999; complete in 2000
St. Louis, MO                Facility       Closure in stages commencing late 2000; complete in first half 2001
South Bend, IN               Facility       Closure in stages commencing late 2000; complete in first half 2001
Stonington, CT               Facility       Closed - First Quarter 1998

The Company measured and provided for impairment on the property, plant and equipment subject to the Plan in accordance with statement of SFAS 121. Accordingly, these assets were reduced to the lower of carrying value or fair value less cost to sell or abandon. Fair value for properties was estimated based upon sales of similar properties in similar locations. Selling costs included commissions, legal fees and closing costs. As shown in the table below, the Company has expended $5.4 million in 1999, $6.8 million in 1998 and $.7 million in 1997.

The components of the initial reserve at December 31, 1997, amounts utilized in 1997-1999, and the accrued consolidation and streaming reserve balances remaining at December 31, 1999 were (in millions):

                                         Employee                Asset            Exit        Accrued
                                          Benefits             Disposals          Costs        Charge
                                          --------             ---------          -----        ------
1997 Streamlining Charge                     $15.6                $10.7           $  6.1        $32.4
Amounts Utilized in 1997                       (.6)                  -               (.1)         (.7)
Amounts Utilized in 1998                      (3.8)                (2.4)             (.6)        (6.8)
Amounts Utilized in 1999                      (1.8)                 (.8)            (2.8)        (5.4)
                                            -------               ------          ------        -----
Remaining Reserve                            $ 9.4                $ 7.5           $  2.6        $19.5
                                             ======               ======          ======        =====

Acquisitions

The Company's sales and profits were modestly impacted in 1999 by acquisitions. In the first quarter, Chardon Electrical Components of Greenville, TN was acquired in the Power Segment. Chardon is a manufacturer of high voltage cable accessory products and technology for use in the electric utility market. In the third quarter, the company completed the purchase of Haefely Test AG, a high voltage test and instrumentation business from Trench Switzerland AG. As a significant part of the Other Industry Segment, Haefely produces high voltage test and measurement and a full line of electromagnetic test equipment used in compliance testing of telecommunications and Local Area Network (LAN) systems. With complementary high voltage product lines from Hubbell's Hipotronics business, Haefely broadens the company's participation in the European and Asian sectors of this global market.

During 1998 the Company acquired three lighting businesses which augmented the existing lighting products portfolio. In the first quarter, Devine Lighting of Kansas City, MO which specializes in design-oriented architectural outdoor lighting fixtures was purchased. In the late fourth quarter, Sterner Lighting based in Eden Prairie, MN which designs and manufactures specification grade outdoor lighting fixtures and custom lighting products as well as indoor sports and arena lighting and Chalmit Lighting based in Glasgow, Scotland which manufactures lighting fixtures for hazardous and corrosive locations were acquired. To broaden the Company's telecommunication product lines, Siescor Technologies, Inc. based in Tulsa, OK was acquired. Siescor designs and manufactures digital loop carrier systems used to connect subscribers to central office telephone switches for voice and data communications over copper, fiber and digital microwave networks. In addition, two minor product lines were acquired in the first quarter of the year. All of the businesses were acquired for cash of $78.4 million and the transactions were recorded under the purchase method of accounting.

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

The costs of the acquired businesses have been allocated to assets acquired and liabilities assumed based on fair values with the residual amount assigned to goodwill, which is being amortized over ten to forty years. The businesses have been included in the financial statements as of their respective acquisition dates and represented approximately 1% of 1999, 3% of 1998 and 2% of 1997 net sales with no material effect on the Company's reported earnings.

In connection with the above acquisitions, liabilities were assumed as follows (in millions):


                                                                  1999            1998             1997
                                                                  ----            ----             ----
Fair value of assets acquired including goodwill                 $ 47.3           $ 95.1          $ 73.6
Issuance of Class B Common Stock                                    -                -             (43.1)
Cash paid for businesses, net of cash acquired                    (38.3)           (78.4)          (21.1)
                                                                 -------          -------         -------
Liabilities assumed                                              $  9.0           $ 16.7         $   9.4
                                                                 ======           ======         =======


Dispositions

In September, the Company completed the sale of The Kerite Company, a wholly-owned subsidiary reported in the Power Segment. Kerite, which manufactures high-performance, insulated power cable, was sold to The Marmon Corporation for a cash purchase price of $38.4 million. The sale produced a net gain of $8.8 million which is included in Operating income in the Consolidated Statement of Income.

INVESTMENTS

Investments consist primarily of mortgage-backed securities, asset-backed securities, corporate bonds, U.S. Treasury Notes, and common stocks. Investments which are available-for-sale are stated at market values based on current quotes while investments which are being held-to-maturity are stated at amortized cost. There were no securities during 1999 and 1998 that were classified as trading investments. Certain portfolio securities that are affected by changes in interest rates may be hedged with futures contracts for U.S. Treasury notes and bonds. Market value gains and losses on the futures contracts are recognized in income when the effects of the related price changes in the value of the hedged securities are recognized. At December 31, 1999 there were no open futures contracts.

The following tables set forth selected data with respect to the Company's long-term investments at December 31, (in millions):


                                                                 1999
                                                              -----------
                                                         Gross           Gross
                                         Amortized     Unrealized      Unrealized         Fair        Carrying
                                            Cost         Gains           Losses          Value         Value
                                            ----         -----           ------          -----         -----
    AVAILABLE-FOR-SALE
      INVESTMENTS
Common Stocks                              $   .1       $  ---          $  ---           $   .1        $   .1

Municipal Bonds                              13.2          ---             ---             13.2          13.2
                                           ------       ------          ------           ------        ------

Total Available-For-Sale Investments       $ 13.3       $               $  ---           $ 13.3        $ 13.3
                                           ======       ======          ======           ======        ======
    HELD-TO-MATURITY
      INVESTMENTS
Federal National Mortgage Assoc
  Securities  (FNMA)                       $ 78.0       $  1.5          $ (5.6)          $ 73.9        $ 78.0
Gov't. National Mortgage Assoc
  Securities  (GNMA)                         23.5          1.4            (1.2)            23.7          23.5
Federal Home Loan Mortgage
  Corporation Securities (FHLMC)             29.8          ---            (2.1)            27.7          29.8
U.S. Treasury Notes & Municipal,
   Asset-Backed and Corporate Bonds          62.1           .3            (1.5)            60.9          62.1
                                           ------       ------          ------           ------        ------
Total Held-To-Maturity Investments         $193.4       $  3.2          $(10.4)          $186.2        $193.4
                                           ======       ======          ======           ======        ======

                                                              1998
                                                          ------------
                                                             Gross            Gross
                                          Amortized        Unrealized       Unrealized        Fair        Carrying
                                             Cost            Gains            Losses         Value         Value
                                             ----            -----            ------         -----         -----
    AVAILABLE-FOR-SALE
      INVESTMENTS
Common Stocks                               $   .1          $  ---             $  ---        $   .1        $   .1

Municipal Bonds                               12.7              .1                (.1)         12.7          12.7
                                            ------          ------             ------        ------        ------

Total Available-For-Sale Investments        $ 12.8          $   .1             $  (.1)       $ 12.8        $ 12.8
                                            ======          ======             ======        ======        ======
    HELD-TO-MATURITY
      INVESTMENTS
Federal National Mortgage Assoc
  Securities  (FNMA)                        $ 87.9          $  3.1             $ (1.5)       $ 89.5        $ 87.9
Gov't. National Mortgage Assoc
  Securities  (GNMA)                          25.2             2.0                (.6)         26.6          25.2
Federal Home Loan Mortgage
  Corporation Securities (FHLMC)               8.8              .1                (.8)          8.1           8.8
U.S. Treasury Notes & Municipal,
   Asset-Backed and Corporate Bonds           62.5              .9                ---          63.4          62.5
                                            ------          ------             ------        ------        ------
Total Held-To-Maturity Investments          $184.4          $  6.1             $ (2.9)       $187.6        $184.4
                                            ======          ======             ======        ======        ======

INVESTMENTS CONT'D.

Contractual maturities of investments in debt securities available-for-sale and held-to-maturity at December 31, 1999 were as follows (in millions):



                                                  FNMA                             GNMA
                                                  ----                             ----

                                       Amortized            Fair        Amortized             Fair
                                         Cost               Value          Cost               Value
                                       --------            --------       --------          --------
      AVAILABLE-FOR-SALE
         INVESTMENTS

Due within 1 year                      $   ---             $   ---        $   ---           $   ---
After 1 but within 5 years                 ---                 ---            ---               ---
                                       --------            --------       --------          --------

TOTAL                                  $   ---             $   ---        $   ---           $   ---
                                       ========            ========       ========          ========

      HELD-TO-MATURITY
         INVESTMENTS

Due within 1 year                      $   ---             $   ---        $   ---           $   ---
After 1 but within 5 years                 ---                 ---            1.4               1.6
After 5 but within 10 years                2.6                 2.1           12.3              12.8
After 10 years                            75.4                71.8            9.8               9.3
                                       --------            --------       --------          --------

TOTAL                                    $78.0               $73.9          $23.5             $23.7
                                       ========            ========       ========          ========




                                                                                   U.S. Treasury
                                                                                       Notes &
                                                      FHLMC                         Other Bonds
                                                      -----                         -----------

                                         Amortized              Fair       Amortized             Fair
                                           Cost                Value         Cost               Value
                                          --------            --------      -------             -------
      AVAILABLE-FOR-SALE
         INVESTMENTS

Due within 1 year                         $   ---             $   ---       $  2.2              $  2.2
After 1 but within 5 years                    ---                 ---         11.0                11.0
                                          --------            --------      -------             -------

TOTAL                                     $   ---             $   ---       $ 13.2              $ 13.2
                                          ========            ========      =======             =======

      HELD-TO-MATURITY
         INVESTMENTS

Due within 1 year                         $   ---             $   ---       $  2.1              $  2.4
After 1 but within 5 years                    ---                 ---         18.2                18.0
After 5 but within 10 years                   ---                 ---         41.8                40.5
After 10 years                               29.8                27.7          ---                 ---
                                          --------            --------      -------             -------

TOTAL                                       $29.8               $27.7        $62.1               $60.9
                                          ========            ========      =======             =======

The change in net unrealized holding gain or loss on available-for-sale securities that has been included in the separate component of shareholders' equity was $(.1) million in 1999 and immaterial in 1998. The cost basis used in computing the gain or loss on these securities was through specific identification. The proceeds from the sale of these securities were $3.2 million in 1999 and $4.5 million in 1998.

Inventories

Inventories are classified as follows at December 31, (in millions):

                                                                 1999         1998
                                                                 ----         ----
Raw material                                                  $   92.8     $  104.9
Work-in-process                                                   72.3         79.6
Finished goods                                                   158.9        162.0
                                                                ------       ------
                                                                 324.0        346.5

Excess of current production costs over LIFO cost basis           45.5         45.6
                                                                ------       ------

Total                                                         $  278.5     $  300.9
                                                                ======       ======

The financial accounting basis for the LIFO inventories of acquired companies exceeds the tax basis by approximately $29.8 million at December 31, 1999.

Income Taxes

The following table sets forth selected data with respect to the Company's income tax provisions for the years ended December 31, (in millions):

                                      1999         1998         1997
                                      ----         ----         ----
Income before income taxes:
               United States       $  193.0     $  225.0     $  176.0
               International            4.0          5.5          4.1
                                     ------       ------       ------
               Total               $  197.0     $  230.5     $  180.1
                                     ======       ======       ======

Provisions for income taxes:
               Federal             $   38.5     $   49.3     $   54.1
               State                    3.0          4.0          6.3
               International            1.2          2.6           .9
               Deferred                 8.5          5.2        (11.5)
                                     ------       ------       ------
               Total               $   51.2     $   61.1     $   49.8
                                     ======       ======       ======

The principal items making up the deferred tax provisions are set forth in the following table for the years ended December 31, (in millions):

                                           1999        1998         1997
                                           ----        ----         ----
Transactions of leasing subsidiary       $ (1.5)     $ (1.4)     $  (1.3)
Special charge                               ---         ---       (14.8)
Restructuring reserve                       2.0         3.2          3.3
Depreciation                               (1.6)        1.5           .7
Other, net                                  9.6         1.9           .6
                                           ----        ----        -----
Total                                    $  8.5      $  5.2      $ (11.5)
                                           ====        ====        =====

The components of the net deferred tax (asset) liability at December 31, (in millions) were as follows:

                                                                     1999         1998
                                                                     ----         ----
Deferred tax assets:
              Inventory                                           $   3.9      $   3.8
              Pensions                                               15.9         16.8
              Postretirement and postemployment benefits              8.2          8.9
              Accrued consolidation and streamlining charge           7.5          9.5
              Accrued liabilities                                    37.4         43.6
                                                                    -----        -----

              Total deferred tax asset                               72.9         82.6
                                                                    -----        -----

Deferred tax liabilities:

              Property, plant, and equipment                         24.8         26.4
              Leasing subsidiary                                     12.7         14.2
              LIFO inventories of acquired businesses                11.3         11.3
              Miscellaneous other                                     9.7          7.8
                                                                    -----        -----

              Total deferred tax liability                           58.5         59.7
                                                                    -----        -----

Net deferred tax (asset) liability                                $ (14.4)     $ (22.9)
                                                                    =====        =====

Deferred taxes are classified in the financial statements at December 31, 1999 as a net short-term deferred tax asset of $24.3 million and a net long-term deferred tax liability of $9.9 million.

At December 31, 1999, United States income taxes had not been provided on approximately $17.7 million of undistributed international earnings. Payments of income taxes were $46.6 million in 1999, $60.7 million in 1998 and $62.4 million in 1997.

The consolidated effective income tax rates varied from the United States federal statutory income tax rate for the years ended December 31, as follows:

                                                   1999         1998         1997
                                                   ----         ----         ----
Federal statutory income tax rate                  35.0%        35.0%        35.0%
State income taxes, net of federal benefit          1.3          1.3          2.0
Tax-exempt income                                   (.3)        (1.9)        (2.4)
Non-taxable income from
            Puerto Rico operations                (10.7)        (8.4)        (8.4)
Other, net                                           .7           .5          1.5
                                                   ----         ----         ----
Consolidated effective income tax rate             26.0%        26.5%        27.7%
                                                   ====         ====         ====

Other Non-Current Liabilities

Other Non-Current Liabilities consists of the following at December 31, (in millions):

                                                       1999         1998
                                                       ----         ----
Pensions                                            $  42.0     $   43.6
Other postretirement benefits                          18.9         20.3
Accrued consolidation and streamlining charge           9.5         14.9
Other, net                                             20.1         25.3
                                                      -----       ------
      Total                                         $  90.5     $  104.1
                                                      =====       ======

Retirement Benefits

The Company and its subsidiaries have a number of non-contributory defined benefit pension plans and other nonpension retirement benefit plans. During 1999 and 1998, the Company made acquisitions where defined benefit pension assets and liabilities of the acquired company were assumed. In addition, the sale of the Kerite Company in 1999 resulted in a settlement and curtailment of the pension obligations for that company.

The following table sets forth the reconciliation of beginning and ending balances of the benefit obligations and the plan assets for the above plans at December 31, (in millions):

                                                         Pension Benefits                 Other Benefits
                                                       1999            1998            1999            1998
                                                       ----            ----            ----            ----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year              $252.4          $237.7         $  20.3          $ 20.3
Service cost                                            9.8             8.9              .3              .3
Interest cost                                          16.7            16.1             1.2             1.2
Plan amendments                                         ---              .7             ---             ---
Actuarial (gain) loss                                 (17.3)          (1.2)            (1.2)            ---
Settlement and curtailment gains
    (Sale of The Kerite Company)                       (5.9)            ---             ---             ---
Acquisitions                                            3.7             1.1             ---             ---
Benefits paid                                         (20.2)          (10.9)           (1.7)           (1.5)
                                                     -------         -------         -------         -------
Benefit obligation at end of year                    $239.2          $252.4         $  18.9          $ 20.3
                                                     -------         -------         -------         -------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year       $230.7          $218.0         $   ---         $   ---
Actual return on plan assets                           24.9            20.4             ---             ---
Acquisitions                                            4.0              .9             ---             ---
Employer contributions                                  3.2             2.3             ---             ---
Benefits paid                                         (20.2)          (10.9)            ---             ---
                                                     -------         -------         -------         -------
Fair value of plan assets at end of year             $242.6          $230.7         $  ---          $   ---
                                                     -------         -------         -------         -------
FUNDED STATUS                                       $   3.4          $(21.7)        $(18.9)         $(20.3)
Unrecognized net actuarial gain                       (49.5)          (26.1)            ---             ---
Unrecognized prior service cost                         1.0             1.3             ---             ---
                                                     -------         -------         -------         -------
Accrued benefit cost                                $(45.1)          $(46.5)         $(18.9)        $ (20.3)
                                                     -------         -------         -------         -------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
   DECEMBER 31
Discount rate                                         7.75%           6.75%           7.75%           7.25%
Expected return on plan assets                        8.50%           8.00%             N/A             N/A
Rate of compensation increase                         4.75%           4.00%             N/A             N/A

The following table sets forth the components of pension and other benefits cost for the years ended December 31, (in millions):

                                                    Pension Benefits                        Other Benefits

                                        1999           1998           1997           1999           1998           1997
                                        ----           ----           ----           ----           ----           ----
COMPONENTS OF NET PERIODIC
   BENEFIT COST
Service cost                            $   9.8        $   8.9        $   7.7         $   .3         $   .3         $   .3
Interest cost                              16.7           16.1           15.3            1.2            1.2            1.1
Expected return on plan assets            (18.0)         (16.6)         (15.4)          ---            ---            ---
Amortization of prior service cost           .3             .7             .4           ---            ---            ---
Amortization of actuarial gains            (1.0)           (.5)           (.6)          (1.2)          ---            ---
Settlement and Curtailment Gain
       (Sale of The Kerite Company)        (5.9)          ---            ---            ---            ---            ---
                                        --------       -------        -------         ------         ------         ------

Net periodic benefit cost               $   1.9        $   8.6        $   7.4         $   .3         $  1.5         $  1.4
                                        ========       =======        =======         ======         ======         ======

The Company and its subsidiaries have a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These other benefits were discontinued in 1991 for substantially all future retirees, with the exception of A.B. Chance Company which was acquired in 1994 and Anderson Electrical Products, Inc., which was acquired in 1996. For measurement purposes, a 7% annual rate of increase in the per capita cost of pre-65 covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.5% for 2002 and remain at that level thereafter. The impact of a 1 percentage point increase or decrease in assumptions would not be material to the Company. Some of the plans provide for retiree contributions which are periodically increased. The plans anticipate future cost-sharing changes that are consistent with the Company's past practices.

At December 31, 1999, approximately $163.5 million of the pension plan assets were invested in common stocks, including Hubbell Incorporated common stock with a market value of $9.6 million. The balance of plan assets of $79.1 million were invested in short term money market accounts, government and corporate bonds.

At December 31, 1999, the Company had certain defined benefit plans where the accumulated benefit obligation exceeded plan assets. In total, the accumulated benefit obligation for these plans at December 31, 1999 was $23.3 million and there were no plan assets. No additional minimum liability was required to be recognized for any of these plans.

The Company also maintains two qualified defined contribution plans. The total cost of these plans was $1.5 million in 1999 and in 1998 and $1.1 million in 1997. This cost is not included in the above net periodic benefit cost for the defined benefit pension plans. Total pension expense (including defined contribution plans) as a percent of payroll was 1.1% in 1999, 3.2% in 1998 and 3.5% in 1997.

Commercial Paper, Other Borrowings and Long-Term Debt

The following table sets forth the components of the Company's debt structure at December 31, (in millions):

                                             1999                                         1998
                           -----------------------------------------    ----------------------------------------
                           COMMERCIAL                                   COMMERCIAL
                           PAPER AND                                    PAPER AND
                             OTHER        LONG-TERM                       OTHER        LONG-TERM
                           BORROWINGS        DEBT           TOTAL       BORROWINGS        DEBT          TOTAL
                           ----------     ---------      ----------     ----------        ----          -----
Balance at year end        $   127.1      $    99.6      $   226.7      $   113.3      $   99.6      $   212.9
Highest aggregate                                        $   316.5                                   $   215.5
month-end balance
Average borrowings         $   173.1      $    99.6      $   272.7      $    55.3      $   99.6      $   154.9
during the year
Weighted average
interest rate:
At year end                    6.39%          6.71%          6.53%          5.32%         6.72%          5.97%
Paid during the year           5.12%          6.71%          5.70%          5.50%         6.72%          6.28%

Interest paid for commercial paper, bank borrowings, and long-term debt totaled $15.8 million in 1999, $9.7 million in 1998, and $7.2 million in 1997. The Company maintains various bank credit agreements primarily to support commercial paper borrowings. At December 31, 1999, the Company had total used and unused bank credit agreements of $150 million. The expiration date for these bank credit agreements is September 27, 2000. Borrowings under credit agreements generally are available at the prime rate or at a surcharge over the London Interbank Offered Rate (LIBOR). Annual commitment fee requirements to support availability of credit agreements at December 31, 1999, total approximately $90,000. In October, 1995, the Company issued a ten year non-callable notes due in 2005 at a face value of $100.0 million and a fixed interest rate of 6 5/8%. The net proceeds of the offering were $99.4 million and were used to pay down commercial paper.

Leases

Total rental expense under operating leases was $9.1 million in 1999, $7.9 million in 1998 and $7.4 million in 1997. The minimum annual rentals on non-cancelable, long-term, operating leases in effect at December 31, 1999 will approximate $2.6 million in 2000, $2.6 million in 2001, $1.8 million in 2002, $.9 million in 2003 and $.8 million in 2004.

Research, Development and Engineering

Expenses for new product development and ongoing improvement of existing products were $20.0 million in 1999, $27.0 million in 1998 and $19.0 million in 1997.

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

The fair value of investment securities and long term debt are as follows (in millions):

                                   1999                      1998
                                   ----                      ----

                         Carrying        Fair       Carrying         Fair
                           Value         Value        Value          Value
                           -----         -----        -----          -----
Investments
-----------
Available-for-sale       $   13.3      $   13.3      $   12.8      $   12.8
Held-to-maturity         $  193.4      $  186.2      $  184.4      $  187.6

Long-Term Debt           $  (99.6)     $  (96.9)     $  (99.6)     $ (106.4)
--------------


Fair value is based on quoted market prices for the same or similar securities.

Capital Stock

Share activity in the Company's preferred and common stocks is set forth below for the three years ended December 31, 1999:

                                        Preferred Stock              Common Stock
                                        ---------------              ------------
                                                             Class A           Class B
                                                             -------           -------
OUTSTANDING AT DECEMBER 31, 1996               ---         11,446,120         54,612,590
Exercise of stock options                                      62,748            344,565
Acquisition of Fargo                                              ---          1,170,572
Acquisition of treasury shares                               (362,806)          (246,782)
                                        --------------   -------------      -------------
OUTSTANDING AT DECEMBER 31, 1997               ---         11,146,062         55,880,945
Exercise of stock options                                      56,000            475,975
Acquisition of treasury shares                               (420,579)        (1,543,633)
                                        --------------   -------------      -------------
OUTSTANDING AT DECEMBER 31, 1998               ---         10,781,483         54,813,287
Exercise of stock options                                      26,000            391,845
Acquisition of treasury shares                               (532,916)        (1,227,502)
                                        --------------   -------------      -------------
OUTSTANDING AT DECEMBER 31, 1999               ---         10,274,567         53,977,630

Treasury shares are retired when acquired and the purchase price is charged against par value and additional paid-in capital. Voting rights per share: Class A Common - twenty; Class B Common - one. In addition, the Company has 5,891,097 authorized shares of preferred stock; none are outstanding.

The Company has a Stockholder Rights Agreement under which holders of Class A Common Stock have Class A Rights and holders of Class B Common Stock have Class B Rights. These Rights become exercisable after a specified period of time only if a person or group of affiliated persons acquires beneficial ownership of 20 percent or more of the outstanding Class A Common Stock of the Company or announces or commences a tender or exchange offer that would result in the offeror acquiring beneficial ownership of 20 percent or more of the outstanding Class A Common Stock of the Company. Each Class A Right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock ("Series A Preferred Stock"), without par value, at a price of $175.00 per one one-thousandth of a share. Similarly, each Class B Right entitles the holder to purchase one one-thousandth of a share of Class B Junior Participating Preferred Stock ("Series B Preferred Stock"), without par value, at a price of $175.00 per one one-thousandth of a share. The Rights may be redeemed by the Company for one cent per Right prior to the day a person or group of affiliated persons acquires 20 percent or more of the outstanding Class A Common Stock of the Company. The Rights expire on December 31, 2008, unless earlier redeemed by the Company.

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

Shares of common stock were reserved at December 31, 1999 as follows:

                                                   Common Stock
                                                   ------------
                                              Class A        Class B       Preferred Stock
                                              -------        -------       ---------------
Exercise of outstanding stock options             ---       6,340,898             ---
Future grant of stock options                 959,012       2,894,053             ---
Exercise of stock purchase rights                 ---             ---          64,252
                                            ---------       ---------       ---------
Total                                         959,012       9,234,951          64,252

Stock Options

The Company has granted to officers and key employees options to purchase the Company's Class A and Class B Common Stock and the Company may grant to officers and key employees options to purchase the Company's Class B Common Stock at not less than 100% of market prices on the date of grant with a ten year term and a three year vesting period. Stock option activity for the three years ended December 31, 1999 is set forth below:

                                                                Number               Option price per              Weighted
                                                               of shares                share range                Average
                                                              ----------                -----------                -------
OUTSTANDING AT DECEMBER 31, 1996                              4,681,100               $10.95 - $41.69               $27.68
Granted                                                         946,400                    $47.13                   $47.13
Exercised                                                      (407,313)              $10.95 - $32.06               $28.38
Canceled or expired                                             (53,399)              $21.25 - $32.06               $25.31
                                                             -----------
OUTSTANDING AT DECEMBER 31, 1997                              5,166,788               $13.82 - $47.13               $31.18
Granted                                                       1,132,400                    $39.34                   $39.34
Exercised                                                      (531,975)              $13.82 - $32.06               $31.54
Canceled or expired                                             (70,591)              $25.71 - $47.13               $39.75
                                                             -----------
OUTSTANDING AT DECEMBER 31, 1998                              5,696,622               $16.86 - $47.13               $33.24
Granted                                                       1,321,800                    $27.66                   $27.66
Exercised                                                      (417,845)              $16.86 - $32.06               $23.55
Canceled or expired                                            (259,688)              $32.06 - $47.13               $41.79
                                                             -----------
OUTSTANDING AT DECEMBER 31, 1999                              6,340,889               $19.33 - $47.13               $33.23

On December 31, 1999, outstanding options were comprised of 1,329,677 shares exerciseable with an average remaining life of three years and an average price of $24.48 (range $19.33 - $26.99); 1,134,912 shares exerciseable with an average remaining life of six years and an average price of $29.09 (range $25.71 - $32.06); 695,200 shares exerciseable and 832,400 shares not vested with a remaining life of eight years and an average price of $44.65 (range $41.69 - $47.13); and 2,348,700 shares not vested with an average remaining life of ten years and an average price of $32.77 (range $27.66 - $39.34).

On May 5, 1997, the Company's shareholders approved a performance unit plan for employees who were primarily responsible in an administrative or executive capacity for the direction of the functions or operation of the Company and its subsidiaries. The performance units, which were awarded in the Company's Class B Common Stock, were based on achieving targeted earnings per share growth over the three-year period commencing January 1, 1997 and ending December 31, 1999. Participants were to receive from 0 to 200 percent of the award grant depending upon whether the average annual compounded earnings per share growth was (a) below the 10% mark (no award), (b) 10% to 12.4% (100% of award), (c) 12.5% to 14.9% (150% of award), and (d) 15% and above (200% of award). The maximum number of shares that could have been issued under the plan was 221,638. Based upon the actual average annual compounded earnings per share growth for the three-year period ended December 31, 1999, participants did not receive any award grants under this program.

The following table summarizes the pro forma effect on net income if compensation expense had been recognized for stock options using the Black-Scholes option-pricing model and related assumptions:

                                                                                               Weighted Avg.
                                                                                               Grant - Date       Proforma
                     Dividend            Expected             Interest            Expected      Fair Value         Effect on
                      Yield             Volatility              Rate            Option Term     of 1 Option       Net Income*
                     ----------         -----------           --------          -----------     -----------       ----------
1999                    4.0%                22%                 6.6%               7 Years        $6.16          $4.2 Million
1998                    3.0%                17%                 4.8%               7 Years        $7.34          $4.1 Million
1997                    2.5%                13%                 6.0%               7 Years       $10.26          $2.7 Million

* These pro forma disclosures may not be representative of the effects on reported net income for future years since options vest over several years and options granted prior to 1995 are not considered. The pro forma effect on earnings per share would be immaterial.

Earnings Per Share

The following table sets forth the computation of earnings per share for the three years ended December 31, (in millions):

                                                         1999           1998          1997
                                                         ----           ----          ----
Net Income                                            $   145.8     $   169.4     $   130.3

Weighted average number of common
     shares outstanding during the year (basic)            65.1          66.2          67.0

Common equivalent shares                                     .8           1.5           1.8
                                                        -------       -------       -------

Average number of shares outstanding (diluted)             65.9          67.7          68.8
                                                        =======       =======       =======

Earnings per share:
     Basic                                            $    2.24     $    2.56    $     1.94

     Diluted                                          $    2.21     $    2.50    $     1.89

Industry Segment and Geographic Area Information

Nature of Operations

Hubbell Incorporated was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. For over a century, Hubbell has manufactured and sold high quality electrical and electronic products for a broad range of commercial, industrial, telecommunications and utility applications. Since 1961, Hubbell has expanded its operations into other areas of the electrical industry and related fields. Hubbell products are now manufactured or assembled by twenty-three divisions and subsidiaries in the United States, Canada, Switzerland, Puerto Rico, Mexico, and the United Kingdom. Hubbell also participates in joint ventures with partners in South America, Germany and Taiwan, and maintains sales offices in Mexico, Hong Kong, the People's Republic of China, Southeast Asia, South Korea and the Middle East.

The Company is primarily engaged in the engineering, manufacture and sale of electrical and electronic products. For management reporting and control, the businesses are divided into four operating segments: Electrical, Power, Telecommunications and Other Industry. Information regarding operating segments has been presented as required by Financial Accounting Standard No. 131. At December 31, 1999 the operating segments were comprised as follows:

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

Power Segment operations are comprised of a wide variety of construction, switching and protection products, hot line tools, grounding equipment, cover ups, fittings and fasteners, cable accessories, insulators, arresters, cutouts, sectionalizers, connectors and compression tools for the building and maintenance of overhead and underground power and telephone lines, as well as applications in the industrial, construction and pipeline industries.

The Telecommunication Segment designs and manufactures voice and data signal processing components primarily used by telephone and telecommunications companies and consists of channel cards and banks for loop and trunk carriers, and racks and cabinets.

The Other Industry Segment consists of operations that design and manufacture test and measurement equipment, high voltage power supplies and variable transformers, industrial controls including motor speed controls, pendant-type push-button stations, overhead crane controls; and Gleason(R) electric cable and hose reels. Products are sold primarily to steel mills, industrial complexes, seaports, and cable and electronic equipment manufacturers.

On a geographic basis, the Company defines "international" as operations and subsidiaries based outside of the United States and its possessions. Sales of international units were 7% of total sales in 1999, and 6% in 1998 and in 1997 with the Canadian market representing approximately 55% of the total. Net assets of international subsidiaries were 9% of the consolidated total in 1999, 6% in 1998 and 5% in 1997. Export sales directly to customers or through electric wholesalers from the United States operations were $75.8 million in 1999, $80.2 million in 1998 and $105.0 million in 1997.

The Company's principal manufacturing facilities are located in the following areas, classified by segment:

                                                                                                              Approximate Floor
                             Segment            Location                      No. of Facilities              Area in Square Feet
                             -------            --------                      -----------------              -------------------
                  Electrical Segment           Connecticut                            2                            213,500
                                               Puerto Rico                            3                            327,400 (1)
                                               Tennessee                              1                            246,800
                                               Virginia                               1                            328,100
                                               Illinois                               1                            318,800 (7)
                                               Indiana                                1                            314,800
                                               Missouri                               3                            393,100 (6)
                                               Minnesota                              2                            173,300 (2)
                                               Georgia                                1                             57,100
                                               Mexico                                 3                            385,400 (5)
                                               United Kingdom                         3                            105,500 (3)

                  Power Segment                New York                               1                            109,800
                                               Ohio                                   1                             90,000
                                               South Carolina                         1                            360,000
                                               Alabama                                2                            288,000
                                               Tennessee                              1                             74,000
                                               Missouri                               1                            804,900
                                               Puerto Rico                            1                            135,600 (3)
                                               Mexico                                 1                            208,000 (5)

                  Telecommunications
                       Segment                 Virginia                               1                            143,300

                  Other Industry               Ohio                                   1                             76,900
                       Segment                 North Carolina                         1                             81,000 (3)
                                               Wisconsin                              1                             94,200 (4)
                                               New York                               2                            169,900
                                               Switzerland                            2                            104,100 (3)

(1)   164,800 square feet leased
(2)   41,200 square feet leased
(3)   Leased
(4)   20,000 square feet leased
(5)   Shared with Electrical Segment
(6)   127,100 square feet leased
(7)   95,700 square feet leased

Additionally, the Company owns or leases warehouses and distribution centers containing approximately 1,307,400 square feet. The Company believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

As of December 31, 1999, the Company has approximately 10,190 full-time employees, including salaried and hourly personnel. Approximately 44% of the United States employees are represented by 15 labor unions. During the next twelve months there are four union contracts due for renegotiation.

Financial Information

Financial information by industry segment and geographic area for the three years ended December 31, 1999, is summarized below (in millions). When reading the data the following items should be noted:

- Net sales comprise sales to unaffiliated customers - intersegment and inter-area sales are immaterial.

- Segment operating income consists of net sales less operating expenses. Interest expense, and other income have not been allocated to segments.

- General corporate assets not allocated to segments are principally cash and investments.

   INDUSTRY SEGMENT                                        1999                          1998                   1997
                                                           ----                          ----                   ----
NET SALES:
Electrical                                              $  863.0                      $  808.4               $  776.3
Power                                                      399.5                         393.1                  386.0
Telecommunications                                         102.4                         149.5                  142.2
Other                                                       86.9                          73.6                   74.3
                                                        --------                      --------               --------
   Total                                                $1,451.8                      $1,424.6               $1,378.8
                                                        ========                      ========               ========
OPERATING INCOME:
Electrical                                                 142.0                         146.6                  145.4
   Special Charge                                              -                           -                    (25.0)
Power                                                       42.6                          53.4                   47.2
   Special Charge                                              -                           -                    (19.0)
   Gain on Sale of Business                                  8.8                           -                      -
Telecommunications                                          (7.4)                         18.8                   25.0
   Special Charge                                              -                           -                     (2.0)
Other                                                        8.4                           7.3                    6.0
   Special Charge                                              -                           -                     (6.0)
                                                        --------                      --------               --------
   Operating Income                                     $  194.4                      $  226.1               $  171.6
Interest expense                                           (15.9)                         (9.9)                  (7.3)
Investment and other income, net                            18.5                          14.3                   15.8
                                                        --------                      --------               --------
  Income before income taxes                            $  197.0                      $  230.5               $  180.1
                                                        ========                      ========               ========

ASSETS:
Electrical                                              $  541.9                      $  540.7               $  412.1
Power                                                      370.4                         390.4                  359.9
Telecommunications                                          47.8                          68.5                   49.9
Other                                                      111.0                          80.7                   86.8
General Corporate                                          328.1                         310.1                  376.1
                                                        --------                      --------               --------
  Total                                                 $1,399.2                      $1,390.4               $1,284.8
                                                        ========                      ========               ========


CAPITAL EXPENDITURES:
Electrical                                              $   32.7                      $   49.4               $   25.2
Power                                                       17.6                          32.1                   29.1
Telecommunications                                           1.4                           3.2                    4.4
Other                                                        1.4                            .7                    1.5
General Corporate                                             .6                            .7                     .4
                                                        --------                      --------               --------
  Total                                                 $   53.7                      $   86.1               $   60.6
                                                        ========                      ========               ========

DEPRECIATION AND AMORTIZATION:
Electrical                                              $   26.7                      $   21.4               $   21.8
Power                                                       19.0                          19.5                   15.3
Telecommunications                                           3.6                           3.7                    2.5
Other                                                        2.8                           2.6                    2.7
General Corporate                                             .7                            .9                     .9
                                                        --------                      --------               --------
  Total                                                 $   52.8                      $   48.1               $   43.2
                                                        ========                      ========               ========

     GEOGRAPHIC AREA

                                                           1999                            1998                      1997
                                                           ----                            ----                      ----
NET SALES:
United States                                           $1,347.0                        $1,338.8                  $1,290.6
International                                              104.8                            85.8                      88.2
                                                        --------                        --------                  --------
     Total                                              $1,451.8                        $1,424.6                  $1,378.8
                                                        ========                        ========                  ========
OPERATING INCOME:
United States                                           $  171.5                        $  212.0                  $  208.0
     Special Charge                                          ---                             ---                     (51.1)
     Gain on Sale of Business                                8.8                             ---                     ---
International                                               14.1                            14.1                      15.6
     Special Charge                                          ---                             ---                       (.9)
                                                        --------                        --------                  --------
     Total                                              $  194.4                        $  226.1                  $  171.6
                                                        ========                        ========                  ========
ASSETS:
United States                                           $1,277.8                        $1,302.3                  $1,220.8
International                                              121.4                            88.1                      64.0
                                                        --------                        --------                  --------
  Total                                                 $1,399.2                        $1,390.4                  $1,284.8
                                                        ========                        ========                  ========

Quarterly Financial Data (Unaudited)

The table below sets forth summarized quarterly financial data for the years ended December 31, 1999 and 1998 (in millions, except per share amounts):





                              First          Second         Third         Fourth
1999                         Quarter         Quarter       Quarter        Quarter
----                         -------         -------       -------        -------
Net Sales                 $    367.5     $    368.6     $    372.4     $    343.3
Gross Profit              $    107.0     $    110.5     $     97.4     $     94.1
Net Income                $     39.7     $     43.1     $     35.8     $     27.2
Earnings Per Share:
            Basic         $      .61     $      .66     $      .55     $      .42
            Diluted       $      .60     $      .65     $      .54     $      .42


1998
----

Net Sales                 $    339.7     $    372.5     $    361.6     $    350.8
Gross Profit              $    104.5     $    116.3     $    110.9     $    106.5
Net Income                $     39.9     $     44.1     $     43.2     $     42.2
Earnings Per Share:
            Basic         $      .60     $      .67     $      .65     $      .64
            Diluted       $      .58     $      .65     $      .64     $      .63

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

         Information relative to Executive Officers appears on Page 49 of this report.

Item 10. Directors and Executive Officers of the Registrant(1)

Item 11. Executive Compensation (1)

Item 12. Security Ownership of Certain Beneficial Owners and
         Management (1)

Item 13. Certain Relationships and Related Transactions (1)

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.   Financial Statements and Schedules

Financial statements and schedules listed in the Index to Financial Statements and Schedules appearing on Page are filed as part of this Annual Report on Form 10-K.

2.   Exhibits
     --------

     Number               Description
     ------               -----------
        3a      Restated Certificate of Incorporation, as amended and restated
                as of May 14, 1998. (1) Exhibit 3a of the registrant's report on
                Form 10-Q for the second quarter (ended June 30), 1998, and filed on August 7, 1998, is incorporated by reference; (2)
                Exhibit 1 of the registrant's reports on Form 8-A and 8-K, both dated and filed on December 17, 1998, is incorporated by
                reference; and (3) Exhibit 3(a), being a Certificate of
                Correction to the Restated Certificate of Incorporation, of the
                registrant's report on Form 10-Q for the third quarter (ended
                September 30), 1999, and filed on November 12, 1999, is
                incorporated by reference.

        3b      By-Laws, Hubbell Incorporated, as amended on March 8, 1999.
                Exhibit 3b of the registrant's report on Form 10-Q for the first quarter (ended March 31), 1999, filed on May 14, 1999, is incorporated by reference.

(1) The definitive proxy statement for the annual meeting of shareholders to be held on May 1, 2000, filed with the Commission on March 27, 2000, pursuant to Regulation 14A, is incorporated herein by reference.

2.   Exhibits - Continued
     --------------------

     Number               Description
     ------               -----------
        3c      Rights Agreement, dated as of December 9, 1998, between Hubbell
                Incorporated and ChaseMellon Shareholder Services, L.L.C.) as
                Rights Agent (incorporated by reference to Exhibit 1 to the registrant's Registration Statement on Form 8-A and Form 8-K,
                both dated and filed on December 17, 1998. Exhibit 3(c), being an Amendment to Rights Agreement, of the registrant's report on
                Form 10-Q for the third quarter (ended September 30), 1999, and filed on November 12, 1999, is incorporated by reference.

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

        10a+* Hubbell Incorporated Supplemental Executive Retirement Plan, as amended and restated effective December 8, 1999.

        10b(1)+* Hubbell Incorporated 1973 Stock Option Plan for Key Employees, as amended and restated effective December 8, 1999.

        10c+    Description of the Hubbell Incorporated, Post Retirement Death
                Benefit Plan for Participants in the Supplemental Executive
                Retirement Plan, as amended effective May 1, 1993. Exhibit 10c of the registrant's report on Form 10-Q for the second quarter
                (ended June 30), 1993, filed on August 12, 1993, is incorporated by reference.

        10f* Hubbell Incorporated Deferred Compensation Plan for Directors, as amended and restated effective December 8, 1999.

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

        10i* Hubbell Incorporated Retirement Plan for Directors, as amended and restated effective December 8, 1999.

+ This exhibit constitutes a management contract, compensatory plan, or arrangement

*    Filed hereunder

2.      Exhibits - Continued
        --------------------
        Number                      Description
        ------                      ---------
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

        10o+    Hubbell Incorporated Policy for Providing Severance Payments to
                Key Managers, as amended and restated effective September 9, 1993. Exhibit 10o of the registrant's report on Form 10-Q for the third quarter (ended September 30), 1993, filed on November
                10, 1993, is incorporated by reference.

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

        10r+*   Continuity Agreement, dated as of December 27, 1999, between
                Hubbell Incorporated and G. Jackson Ratcliffe.

        10s+*   Continuity Agreement, dated as of December 27, 1999, between
                Hubbell Incorporated and Harry B. Rowell, Jr.

        10t+*   Continuity Agreement, dated as of December 27, 1999, between
                Hubbell Incorporated and Timothy H. Powers.

        10u+*   Continuity Agreement, dated as of December 27, 1999, between
                Hubbell Incorporated and Richard W. Davies.

        10v+*   Continuity Agreement, dated as of December 27, 1999, between
                Hubbell Incorporated and James H. Biggart.

        21      Listing of significant subsidiaries.

        27 Exhibit 27 Financial Data Schedule (Electronic filings only)

3.      Reports on Form 8-K

        There were no reports on Form 8-K filed for the three months ended December 31, 1999.

----------------------------------
+ This exhibit constitutes a management contract, compensatory plan, or arrangement

*    Filed hereunder

                      Executive Officers of the Registrant

          Name               Age(1)              Present Position                        Business Experience
          ----               ------              ----------------                        -------------------
G. Jackson Ratcliffe           63       Chairman of the Board, President        President and Chief Executive Officer
                                        and Chief Executive Officer             Officer since January 1, 1988; Chairman
                                                                                of the Board since 1987; Executive Vice President -
                                                                                Administration 1983-1987; Senior Vice
                                                                                President-Finance and Law 1980-1983; Vice
                                                                                President, General Counsel and Secretary
                                                                                1974-1980.

Harry B. Rowell, Jr.           58       Executive Vice President and            Present position since
                                        Chief Operating Officer                 January 1, 1988; Group Vice
                                                                                President 1985-1987; Vice President
                                                                                Corporate Development and Planning
                                                                                1979-1985.

Timothy H. Powers              51       Senior Vice President and               Present position since September 21,
                                        Chief Financial Officer                 1998; previously Executive Vice
                                                                                President, Finance & Business Development,
                                                                                Americas Region, Asea Brown Boveri

Thomas H. Pluff(2)             52       Group Vice President                    Present position since March 1989.

Richard W. Davies              53       Vice President, General Counsel         Present position since January 1,
                                        and Secretary                           1996; General Counsel since 1987;
                                                                                Secretary since 1982; Assistant
                                                                                Secretary 1980-1982; Assistant General
                                                                                Counsel 1974-1987.

James H. Biggart, Jr.          47       Vice President and Treasurer            Present position since January 1, 1996;
                                                                                Treasurer since 1987; Assistant Treasurer
                                                                                1986-1987; Director of Taxes 1984-1986.

There is no family relationship between any of the above-named executive officers.
-----------------------------
(1) As of March 10, 2000
(2) Resigned January 15, 2000

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            HUBBELL INCORPORATED
By /s/   G. J. Ratcliffe                                             3/6/00
   -----------------------------------                           ---------------
         G. J. Ratcliffe                                              Date
            Chairman of the Board, President, Chief
                Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/   G. J. Ratcliffe                                             3/6/00
   -----------------------------------                           ---------------
         G. J. Ratcliffe                                              Date
            Chairman of the Board, President, Chief
                Executive Officer and Director

By /s/   T. H. Powers                                                3/6/00
   -----------------------------------                           ---------------
         T. H. Powers                                                 Date
            Senior Vice President & Chief Financial Officer
            (Chief Accounting Officer)

By /s/      E. R. Brooks                                             3/6/00
   -----------------------------------                           ---------------
            E. R. Brooks                                              Date
            Director

By /s/      G. W. Edwards, Jr.                                       3/6/00
   -----------------------------------                           ---------------
            G. W. Edwards, Jr.                                        Date
            Director

By /s/      J. S. Hoffman                                            3/6/00
   -----------------------------------                           ---------------
            J. S. Hoffman                                             Date
            Director

By /s/      A. McNally IV                                            3/6/00
   -----------------------------------                           ---------------
            A. McNally IV                                             Date
            Director

By /s/      D. J. Meyer                                              3/6/00
   -----------------------------------                           ---------------
            D. J. Meyer                                               Date
            Director

By /s/      J. A. Urquhart                                          3/6/00
   -----------------------------------                           ---------------
            J. A. Urquhart                                            Date
            Director

By /s/      M. Wallop                                               3/6/00
   -----------------------------------                           ---------------
            M. Wallop                                                 Date
            Director

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                    Form 10-K for
Financial Statements                                                                                 1999, Page:
--------------------                                                                                -------------
            Report of Independent Accountants............................................................19

            Consolidated Statement of Income for the three years
            ended December 31, 1999......................................................................20

            Consolidated Statement of Cash Flows for the three years
            ended December 31, 1999......................................................................21

            Consolidated Balance Sheet at December 31, 1999 and 1998.....................................22

            Consolidated Statement of Changes in Shareholders' Equity
            for the three years ended December 31, 1999..................................................24

            Statement of Accounting Policies.............................................................25

            Notes to Consolidated Financial Statements...................................................27

Financial Statement Schedule
----------------------------

            Report of Independent Accountants
            on Financial Statement Schedule..............................................................53

            Valuation and Qualifying Accounts and Reserves
            (Schedule VIII)..............................................................................54

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Hubbell Incorporated

Our audits of the consolidated financial statements referred to in our report dated January 19, 2000, appearing on page 19 of this Form 10-K also included an audit of the Financial Statement Schedule listed in the index on page 52 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Stamford, Connecticut
January 19,2000

                       HUBBELL INCORPORATED                       Schedule VIII
                            AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                  (In millions)

Reserves deducted in the balance sheet from the assets to which they apply:

                                                  Additions                     Deductions -
                                     Balance at    charged        Acquisition  uncollectable      Balance
                                     beginning    to costs            of          accounts         at end
                                     of period   and expenses     businesses    written off      of period
                                     ---------   ------------     -----------  -------------     ----------
Allowances for doubtful
accounts receivable:

           Year 1997                   $  4.9      $  1.3           $.2          $  (.7)          $  5.7

           Year 1998                   $  5.7      $  1.4           $--          $ (1.4)          $  5.7

           Year 1999                   $  5.7      $   .7           $.6          $ (2.9)          $  4.1