Form 10-Q
period 2000-03-31
HUBBELL INC
filed 2000-05-12
CIK 48898

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended            MARCH 31, 2000
                                           -------------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from                       TO
                                           -------------------------------------


Commission File Number                                      1-2958
                      ----------------------------------------------------------

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

The number of shares of registrant's classes of common stock outstanding as of May 9, 2000 were:

                      Class A ($.01 par value) 10,075,000

                      Class B ($.01 par value) 52,479,000

                                      INDEX
                              HUBBELL INCORPORATED

Part I.  Financial Information                                                              PAGE
                                                                                            ----
     Item   1.   Financial Statements

                 Consolidated statements of income (unaudited) - Three months ended
                 March 31, 2000 and 1999                                                     3

                 Consolidated balance sheets - March 31, 2000 (unaudited) and
                 December 31, 1999                                                           4

                 Consolidated statements of cash flows (unaudited) - Three months
                 ended March 31, 2000 and 1999                                               5

                 Notes to consolidated financial statements - March 31, 2000                 6-9

     Item   2.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                       10-13

Part II.  Other Information

     Item   1.   Legal Proceedings                                                           N/A

     Item   2.   Changes In Securities and Use of Proceeds                                   N/A

     Item   3.   Defaults upon Senior Securities                                             N/A

     Item   4.   Submission of Matters to a Vote of Security Holders                         N/A

     Item   5.   Other Information                                                           N/A

     Item   6.   Exhibits and Reports on Form 8-K                                            14

Signature                                                                                    14

                              HUBBELL INCORPORATED
                         PART I - FINANCIAL INFORMATION
ITEM 1.                       FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                               THREE MONTHS ENDED
                                                    MARCH 31
                                                    --------
                                             2000            1999
                                           --------        --------
NET SALES                                  $  360.7        $  367.5

Cost of goods sold                            257.5           260.5
                                           --------        --------

GROSS PROFIT                                  103.2           107.0

Special Charge, net                              .2             ---

Selling & administrative expenses              58.6            55.2
                                           --------        --------

OPERATING INCOME                               44.4            51.8
                                           --------        --------

OTHER INCOME (EXPENSE):

         Investment income                      3.7             3.4
         Interest expense                      (4.1)           (3.6)
         Other income (expense), net            3.4             2.0
                                           --------        --------

TOTAL OTHER INCOME, NET                         3.0             1.8
                                           --------        --------
INCOME BEFORE INCOME TAXES                     47.4            53.6

Provision for income taxes                     12.3            13.9
                                           --------        --------

NET INCOME                                 $   35.1        $   39.7
                                           ========        ========

EARNINGS PER SHARE - BASIC                 $   0.55        $   0.61
                                           ========        ========

EARNINGS PER SHARE - DILUTED               $   0.55        $   0.60
                                           ========        ========

CASH DIVIDENDS PER COMMON SHARE            $   0.32        $   0.31
                                           ========        ========




See notes to consolidated financial statements.

                              HUBBELL INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                                  (IN MILLIONS)

                                                                           (Unaudited)
                                                                          March 31, 2000   December 31, 1999
                                                                          --------------   -----------------
ASSETS
------
Current Assets:
   Cash and temporary cash investments                                        $   55.6         $   24.0
   Accounts receivable (net)                                                     229.9            218.7
   Inventories                                                                   287.3            278.5
   Prepaid taxes                                                                  24.3             24.3
   Other                                                                           8.4              7.3
                                                                              --------         --------

TOTAL CURRENT ASSETS                                                             605.5            552.8

Property, Plant and Equipment (net)                                              298.7            308.9

Other Assets:
   Investments                                                                   202.4            206.7
   Purchase price in excess of net assets of companies acquired (net)            238.8            241.3
   Property held as investment                                                    13.5             10.5
   Other                                                                          70.0             79.0
                                                                              --------         --------

                                                                              $1,428.9         $1,399.2
                                                                              ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Commercial paper and notes                                                 $  156.8         $  127.1
   Accounts payable                                                               77.5             75.9
   Accrued salaries, wages and employee benefits                                  23.5             22.6
   Accrued income taxes                                                           49.1             24.6
   Dividends payable                                                              20.3             20.8
   Accrued consolidation and streamlining charge                                  10.0             10.0
   Other accrued liabilities                                                      63.3             62.4
                                                                              --------         --------

TOTAL CURRENT LIABILITIES                                                        400.5            343.4

Long-Term Debt                                                                    99.7             99.6

Other Non-Current Liabilities                                                     86.3             90.5

Deferred Income Taxes                                                              6.7              9.9

Shareholders' Equity                                                             835.7            855.8
                                                                              --------         --------
                                                                              $1,428.9         $1,399.2
                                                                              ========         ========

See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31
                                                                                            --------
CASH FLOWS FROM OPERATING ACTIVITIES                                                   2000           1999
------------------------------------                                                 -------        -------
Net income                                                                           $  35.1        $  39.7
Adjustments to reconcile net income to
net cash provided by operating activities:
      Gain on sale of assets                                                           (11.3)           ---
      Depreciation and amortization                                                     14.5           14.2
      Deferred income taxes                                                             (3.2)           (.7)
      Expenditures for streamlining, consolidation and restructuring                    (4.8)          (2.1)
      Special Charge - 2000                                                              3.7            ---
Changes in assets and liabilities, net of the effect of business acquisitions:
      (Increase)/Decrease in accounts receivable                                       (11.2)         (25.5)
      (Increase)/Decrease in inventories                                                (8.8)          (4.0)
      (Increase)/Decrease in other current assets                                       (1.1)          (2.3)
      Increase/(Decrease) in current operating liabilities                              23.9            1.7
      (Increase)/Decrease in other, net                                                 (1.3)           (.4)
                                                                                     -------        -------

Net cash provided by operating activities                                               35.5           20.6
                                                                                     -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Acquisition of businesses                                                                ---          (13.3)
Proceeds from disposition of assets                                                     20.1            ---
Additions to property, plant and equipment                                             (10.9)         (18.3)
Purchases of investments                                                                 (.5)         (11.1)
Repayments and sales of investments                                                      4.8            7.4
Other, net                                                                               5.8            1.6
                                                                                     -------        -------

Net cash provided by (used in) investing activities                                     19.3          (33.7)
                                                                                     -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Payment of dividends                                                                   (20.8)         (20.4)
Commercial paper and notes - borrowings                                                 29.7           35.5
Exercise of stock options                                                                ---            2.0
Acquisition of treasury shares                                                         (32.1)         (18.6)
                                                                                     -------        -------

Net cash used in financing activities                                                  (23.2)          (1.5)
                                                                                     -------        -------
Increase/(Decrease) in cash and temporary cash investments                              31.6          (14.6)

CASH AND TEMPORARY CASH INVESTMENTS
-----------------------------------
Beginning of period                                                                     24.0           30.1
                                                                                     -------        -------

End of period                                                                        $  55.6        $  15.5
                                                                                     =======        =======

See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ending March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

      The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 1999.

2.    SPECIAL CHARGE, NET

      Special Charge, net reflects an adjustment of estimated program costs and corresponding reversal of $3.5 million of accrued costs in the Power Segment in connection with management's ongoing review of the 1997 special charge. This adjustment reflects costs originally estimated as part of the 1997 special charge which are no longer required to complete certain plans. The reserve for the 1997 special charge was $14.7 million at March 31, 2000 versus $19.5 million at December 31, 1999.

      Offsetting this income was a $3.7 million charge for new programs consisting of $0.9 million for consolidation of a Lighting operation in Kansas City, MO into the larger facility in Christiansburg, VA; $2.1 million for exiting the Company's participation in certain joint ventures, primarily within the Power Segment, $0.5 million of employee benefits in connection with management changes and $0.2 million of other asset disposals. All new programs will be substantially completed by December 31, 2000.

3.    INVENTORIES ARE CLASSIFIED AS FOLLOWS: (IN MILLIONS)

                            MARCH 31,     DECEMBER 31,
                              2000           1999
                            -------        -------
Raw Material                $  93.8        $  92.8
Work-in-Process                74.6           72.3
Finished Goods                164.7          158.9
                            -------        -------
                              333.1          324.0
Excess of current
costs over LIFO basis         (45.8)         (45.5)
                            -------        -------
                            $ 287.3        $ 278.5
                            =======        =======

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

4.    SHAREHOLDERS' EQUITY COMPRISES: (IN MILLIONS)

                                                      MARCH 31,     DECEMBER 31,
                                                        2000           1999
                                                       -------        -------
  Common Stock, $.01 par value:
  -----------------------------
  Class A-authorized 50,000,000 shares,
     outstanding 10,107,567 and 10,274,567 shares      $    .1        $    .1
  Class B-authorized 150,000,000 shares
     outstanding 52,874,030 and 53,977,630 shares           .5             .5
  Additional paid-in-capital                             317.6          349.7
  Retained earnings                                      533.9          519.1
  Unrealized gains (losses) on investments                 ---            ---
  Cumulative translation adjustments                     (16.4)         (13.6)
                                                       -------        -------
                                                       $ 835.7        $ 855.8
                                                       =======        =======

5.    BUSINESS COMBINATIONS

      Acquisitions

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

6. The following table sets forth the computation of earnings per share for the three months ended March 31, (in millions except per share data):

                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                                            --------
                                                       2000           1999
                                                     --------       --------
Net Income                                           $   35.1       $   39.7
                                                     ========       ========
Weighted average number of common
shares outstanding during the period                     63.4           65.2
Potentially dilutive shares                                .2            1.1
                                                     --------       --------
Average number of shares outstanding - diluted           63.6           66.3

Earnings per share:
Basic                                                $   0.55       $   0.61
Diluted                                              $   0.55       $   0.60

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

7.    COMPREHENSIVE INCOME (IN MILLIONS)

      Total comprehensive income was $32.3 and $39.4 for the three months ended March 31, 2000 and 1999, respectively. The difference between Net Income and Comprehensive Income relates entirely to translation adjustments.

8.    INDUSTRY SEGMENTS

      Beginning in 2000, the Company will report operations in three segments:
      Electrical, Power and Other. The Telecommunications Segment, which had consisted of the Company's Pulse Communications, Inc, ("Pulse") subsidiary, is now included in the Electrical Segment. This change resulted primarily from a reorganization of management responsibility and the early April 2000 announcement by the Company that it had completed the sale of Pulse's Digital Subscriber Line assets to ECI Telecom, Ltd. (see
      Note 10 of Notes to Consolidated Financial Statements.) All prior year amounts have been reclassified to conform to the current year presentation.

      The following table sets forth financial information by industry segment for the three months ended March 31 (in millions):

                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                                      --------
                                                 2000           1999
                                               -------        -------
  Net Sales
  ---------
        Electrical                             $ 242.9        $ 253.1
        Power                                     92.8           97.5
        Other                                     25.0           16.9
                                               -------        -------
                     Total                     $ 360.7        $ 367.5
                                               =======        =======

  Operating Income
  ----------------
        Electrical                             $  34.4        $  38.1
                     Special Charge, net          (1.6)           ---
        Power                                      8.4           12.5
                     Special Charge, net           1.4            ---
        Other                                      1.8            1.2
                                               -------        -------
        Segment Total                             44.4           51.8

        Interest Expense                          (4.1)          (3.6)
        Investment and Other Income, Net           7.1            5.4
                                               -------        -------

        Income Before Income Taxes             $  47.4        $  53.6
                                               =======        =======

      NOTE: ELECTRICAL SEGMENT OPERATING INCOME INCLUDES $8.1 MILLION IN
        CONNECTION WITH THE GAIN ON SALE OF A FULLY-DEPRECIATED WEST COAST WAREHOUSE.

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

9. The issuance of FAS No. 133 - "Accounting for Derivative Instruments and Hedging Activity", which is effective for the Company in 2001, requires the recognition of all derivatives as either assets or liabilities on the consolidated balance sheet at fair value. This will change the current practices of the Company, but it is not expected to have a significant impact on financial position or results of operations.

10.   SUBSEQUENT EVENT

      In early April, the Company completed the sale of its WavePacer Digital Subscriber Line assets to ECI Telecom, Ltd. for a cash purchase price of $61 million with a provision for additional payments depending upon WavePacer's sales in 2000. The transaction produced a pretax gain on sale in excess of $30 million in the second quarter.

                              HUBBELL INCORPORATED
ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000

                                    SEGMENTS

Beginning in 2000, the Company will report operations in three segments:
Electrical, Power and Other. The Telecommunications segment, which had consisted of the Company's Pulse Communications, Inc., ("Pulse") subsidiary, is now included in the Electrical Segment. This change resulted primarily from a reorganization of management responsibility and the early April 2000 announcement by the Company that it had completed the sale of Pulse's Digital Subscriber Line assets to ECI Telecom, Ltd. (see Note 10 of Notes to Consolidated Financial Statements.) All prior year amounts have been reclassified to conform to the current year presentation.

                              RESULTS OF OPERATIONS

Consolidated net sales for the first quarter declined 2% versus the same period of the prior year. Comparable sales within the Company's Power and Other Segments showed improvement, excluding the 1999 disposition of The Kerite Company and the acquisition of Haefely Test AG, respectively. Within the Electrical Segment, volume remained strong in specification-grade wiring system products, however, this segment's sales were down overall quarter-to-quarter primarily due to continued weakness at Pulse.

Operating income for the quarter declined 12%, excluding the impact of the sale of Kerite. Operating income includes $8.1 million of gain from the sale of a west coast warehouse in connection with the relocation of this operation.

Segment Results

Electrical Segment sales declined 4% in the quarter versus the comparable period of 1999 despite higher shipments of specification-grade wiring and lighting products. The sales decline is primarily attributable to the Pulse Communications business where sales fell sharply from the year ago period due to a drop in demand for the businesses' core multiplexing products. Volume at Pulse is believed to have stabilized at an annual rate of $70-80 million. Volume also declined in commodity electrical products due to continued softness in pricing and overall demand, coupled with a reduction in order fulfillment rates resulting from logistical issues at a new midwest distribution center. Operating income fell 10% including $8.1 million in gain from the sale of a fully-depreciated west coast warehouse. In addition to lower volume, the segment continued to absorb the high development costs associated with Pulse's WavePacer product line. These events combined with unusually high logistics and start-up costs at the new midwest distribution center more than offset the higher margins of specification-grade products and the gain on sale of the west coast warehouse.

In early April 2000, the Company completed the sale of its WavePacer Digital Subcriber Line assets to ECI Telecom, Ltd. for a cash purchase price of $61 million with a provision for additional payments depending on WavePacer's sales in 2000. As such, the Company will no longer absorb new product development costs for this (development stage) business which total approximately $16 million annually (see Note 10 of Notes to Consolidated Financial Statements).

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000
                                   (CONTINUED)

Power Segment sales, excluding The Kerite Company subsidiary which was sold in the third quarter 1999, increased 8% versus the 1999 first quarter. Strong order input and resultant higher shipments of generally all products within the segment contributed to the increase. Comparable operating income declined due to continued costs associated with completing the complex series of changes in the segment's operations disclosed throughout the second half of 1999. The segment is now nearing completion of the programs started in 1998 to consolidate operations and move to lower cost sites and expects to return to double-digit operating margins in the second quarter.

The Other Industry Segment reported substantially increased sales in the quarter mainly as a result of the July 1999 acquisition of the Haefely high voltage test and instrumentation business. Three of the four legacy businesses also experienced higher volumes on strong orders. Operating profits improved, despite the negative initial margins of the newly acquired business, due to the higher volume in the legacy businesses, improved efficiencies and price levels.

Special Charge, net, reflects an adjustment of estimated program costs and corresponding reversal of $3.5 million of accrued costs in the Power Segment in connection with management's ongoing review of the 1997 special charge. This adjustment reflects costs originally estimated as part of the 1997 special charge which are no longer required to complete certain plans. Offsetting this income was a $3.7 million charge for new programs consisting primarily of the consolidation of a Lighting operation, discontinuing participation in certain joint ventures and severance in connection with management changes (see Note 2 of Notes to Consolidated Financial Statements.)

Interest expense increased in the quarter versus the 1999 first quarter due to higher average debt levels and borrowing rates.

Other income, net, increased primarily as a result of the first quarter 2000 gain on sale of leveraged lease investments in contemplation of their pending expiration. The 1999 balance reflects insurance recoveries in connection with damage sustained from Hurricane Georges.

The effective income tax rate for 2000 remained at 26%, consistent with 1999.

First quarter net income and diluted earnings per share declined due to lower operating net income, offset by higher other income, net and lower average shares outstanding versus the comparable year-ago period.

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000
                                   (CONTINUED)

At March 31, 2000, the streamlining accrual totaled $18.4 million. Activity in this account through March 31, 2000, reflects the following (in millions):

                                 Employee      Asset        Exit        Accrued
                                 Benefits    Disposals      Costs        Charge
                                 --------    ---------      -----       -------
1997 Streamlining Charge          $15.6        $10.7        $ 6.1        $32.4
Amounts Utilized in 1997-1999      (6.2)        (3.2)        (3.5)       (12.9)
Amounts Utilized in 2000           (0.4)        (0.8)        (0.1)        (1.3)
Amount Reversed in 2000             ---         (2.4)        (1.1)        (3.5)
Amount Reserved in 2000             1.0          1.7          1.0          3.7
                                  -----        -----        -----        -----

Remaining Reserve                 $10.0        $ 6.0        $ 2.4        $18.4
                                  =====        =====        =====        =====


In connection with the 1997 streamlining program, the Company completed the closure of the Poughkeepsie, NY facility during the quarter. The Company is also in process of completing major product line moves. These actions are consistent with the timing established in the Plan. The Company continued a review of each remaining program and will complete the review by June 30, 2000.

                               FINANCIAL CONDITION

At March 31, 2000, the Company's financial position remained strong with working capital of $205.0 million and a current ratio of 1.5 to 1. Total borrowings at March 31, 2000, were $256.5 million, 31% of shareholders equity. Compared to December 31, 1999, the debt to equity ratio increased 5 percentage points from 26% resulting from a traditional first quarter investment in working capital.

                                   CASH FLOWS

Cash provided by operations improved during the quarter versus the 1999 first quarter primarily due to better control of accounts receivable, despite lower net income. The increase in accrued liabilities primarily relates to the timing of tax payments. Cash flow from Investing Activities reflects the proceeds from the liquidation of an investment in leveraged leases and a west coast warehouse.

The increase in cash and temporary cash investments through March 31, 2000 of $31.6 million reflects the following: cash provided from operating and investing activities and the issuance of commercial paper; offset by investments in plant and equipment, quarterly dividend payments and the acquisition of treasury shares under the Company's share repurchase program. Through March 31, 2000, the

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000
                                   (CONTINUED)

Company has completed the purchase of 4.9 million shares aggregating $180.7 million. The Company expects to substantially complete the $300 million program by year-end.

The Company believes that currently available cash, borrowing facilities, and its ability to increase credit lines if needed, combined with internally generated funds should be more than sufficient to fund capital expenditures as well as any increase in working capital that would be required to accommodate a higher level of business activity.

In early April 2000, the Company completed the sale of its WavePacer Digital Subscriber Line assets to ECI Telecom, Ltd. for a cash purchase price of $61 million with a provision for additional payments depending upon WavePacer's sales in 2000. The transaction produced a pretax gain on sale in excess of $30 million in the second quarter. Also in the second quarter, the Company expects to record a charge to earnings in connection with programs, to be completed in 2000, designed to improve operating efficiencies.

Impact of the Year 2000 Issue

The Company believes its efforts to address the Year 2000 issue were successful and to date there have been no problems associated with this event. In total, approximately $20 million was spent from 1995-1999 in connection with this initiative. Despite these results, there can be no assurance that the Company's customers and suppliers' Year 2000 compliance efforts were successfully completed. However, the Company has not experienced significant problems in this regard.

Forward-Looking Statements

Certain statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, are forward-looking and are based on the Company's reasonable current expectations. These forward-looking statements may be identified by the use of words or phrases such as "believe", "expect", "anticipate", "should", "plan", "estimated", "potential", "target", "goals" and "scheduled", among others. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying certain important factors that could cause actual results to differ materially from those contained in the specified statements. Such factors include, but are not limited to: projected levels of capital expenditures, project expenses and anticipated savings relating to, and the timing of the completion of, the Company's consolidation, streamlining and reorganization program (including the actual amount of the related charge to second quarter earnings referred to above); and the ultimate amount realized from the Company's sale of its WavePacer Digital Subscriber Line assets.

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

NUMBER                           DESCRIPTION
------                           -----------
27.    Financial Data Schedule (Electronic filings only)

-----------------------------

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed for the three months ended March 31, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     HUBBELL INCORPORATED


 Dated:       May 12, 2000                           /s/  T. H. Powers
         ------------------------------              ---------------------
                                                     Timothy H. Powers
                                                     Senior Vice President and
                                                     Chief Financial Officer