Form 10-Q
period 2000-06-30
HUBBELL INC
filed 2000-08-10
CIK 48898

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended      JUNE 30, 2000
                                    ---------------------------


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                           TO
                                    --------------------------    -------------


Commission File Number                                1-2958
                       --------------------------------------------------------


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

                              YES       X             NO
                                     -------             ------

The number of shares of registrant's classes of common stock outstanding as of August 7, 2000 were:

                   Class A ($.01 par value)  9,947,000

                   Class B ($.01 par value) 50,715,000

                                      INDEX
                              HUBBELL INCORPORATED

Part I.  Financial Information                                                        PAGE
                                                                                      ----
   Item   1.  Financial Statements - (unaudited)

              Consolidated statement of income - Three months ended June 30, 2000
              and 1999, Six months ended June 30, 2000 and 1999                         3

              Consolidated balance sheets - June 30, 2000 and December 31, 1999         4

              Consolidated statement of cash flows - Six months ended June 30, 2000
               and 1999                                                                 5

              Notes to consolidated financial statements - June 30, 2000                6-11

   Item   2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                     12-17

Part II.  Other Information

   Item   1.  Legal Proceedings                                                         N/A

   Item   2.  Changes In Securities and Use of Proceeds                                 N/A

   Item   3.  Defaults upon Senior Securities                                           N/A

   Item   4.  Submission of Matters to a Vote of Security Holders                       18

   Item   5.  Other Information                                                         N/A

   Item   6.  Exhibits and Report on Form 8-K                                          19

Signature                                                                               19



                             HUBBELL INCORPORATED
                        PART I - FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS
                             --------------------
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                           JUNE 30                    JUNE 30
                                           -------                    -------

                                       2000        1999           2000       1999
                                       ----        ----           ----       ----

NET SALES                             $356.6      $368.6         $717.3    $736.1

Cost of goods sold*                    282.2       258.1          539.8     518.5
                                      ------      ------         ------    ------

GROSS PROFIT                            74.4       110.5          177.5     217.6

Special charge (credits), net            (.3)        ---            (.1)      ---

Selling & administrative expenses       54.7        54.6          113.2     109.9

(Gain) on sale of business             (36.2)        ---          (36.2)      ---
                                      ------   ---------      --------- ---------

OPERATING INCOME                        56.2        55.9          100.6     107.7

OTHER INCOME (EXPENSE):

     Investment income                   3.8         3.4            7.5       6.8
     Interest expense                   (4.0)       (4.1)          (8.1)     (7.6)
     Other income, net                    .4         3.1            3.8       5.0
                                      ------    --------       --------   -------

TOTAL OTHER INCOME, NET                   .2         2.4            3.2       4.2

INCOME BEFORE INCOME TAXES              56.4        58.3          103.8     111.9

Provision for income taxes              14.7        15.2           27.0      29.1
                                      ------     -------        -------   -------

NET INCOME                            $ 41.7      $ 43.1         $ 76.8    $ 82.8
                                      ======      ======         ======    ======

EARNINGS PER SHARE - BASIC            $ 0.67      $ 0.66         $ 1.23    $ 1.27
                                      ======      ======         ======    ======

EARNINGS PER SHARE - DILUTED          $ 0.67      $ 0.65         $ 1.22    $ 1.25
                                      ======      ======         ======    ======

CASH DIVIDENDS PER COMMON SHARE       $ 0.33      $ 0.32         $ 0.65    $ 0.63
                                      ======      ======         ======    ======


*2000 includes a special charge of $20.3 for product rationalizations.

See notes to consolidated financial statements.

                              HUBBELL INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                         June 30, 2000  December 31, 1999
                                                                         -------------  -----------------
ASSETS
------
Current Assets:

  Cash and temporary cash investments                                        $     76.0        $   24.0
  Accounts receivable (net)                                                       226.8           218.7
  Inventories                                                                     278.0           278.5
  Prepaid taxes and other                                                          33.1            31.6
                                                                             ----------        --------

TOTAL CURRENT ASSETS                                                              613.9           552.8

Property, Plant and Equipment (net)                                               296.4           308.9

Other Assets:
  Investments                                                                     198.2           206.7
  Purchase price in excess of net assets of companies acquired (net)              237.5           241.3

  Property held as investment                                                      11.5            10.5
  Other                                                                            63.5            79.0
                                                                             ----------      ----------

                                                                               $1,421.0        $1,399.2
                                                                             ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Commercial paper and notes                                                  $   171.1       $   127.1
  Accounts payable                                                                 71.6            75.9
  Accrued salaries, wages and employee benefits                                    23.5            22.6
  Accrued income taxes                                                             44.1            24.6
  Dividends payable                                                                20.5            20.8
  Accrued consolidation and streamlining charge                                     8.9            10.0
  Other accrued liabilities                                                        79.5            62.4
                                                                              ---------       ---------

TOTAL CURRENT LIABILITIES                                                         419.2           343.4

Long-Term Debt                                                                     99.7            99.6

Other Non-Current Liabilities                                                      82.4            90.5

Deferred Income Taxes                                                               6.6             9.9

Shareholders' Equity                                                              813.1           855.8
                                                                              ---------       ---------
                                                                               $1,421.0        $1,399.2
                                                                             ==========      ==========

See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30
CASH FLOWS FROM OPERATING ACTIVITIES                                               2000        1999
------------------------------------                                               ----        ----
Net income                                                                       $ 76.8       $ 82.8
Adjustments to reconcile net income to
net cash provided by operating activities:
   Gain on sale of business                                                       (36.2)         ---
   Gain on sale of assets                                                         (11.2)         ---
   Depreciation and amortization                                                   27.8         28.8
   Deferred income taxes                                                           (4.9)        (1.2)
   Expenditures for streamlining, consolidation and restructuring                 (16.3)        (2.7)
   Special Charge - 2000                                                           10.4          ---
Changes in assets and liabilities, net of business acquisitions/dispositions:
   (Increase)/Decrease in accounts receivable                                      (9.4)       (40.2)
   (Increase)/Decrease in inventories                                               (.8)          .9
   (Increase)/Decrease in other current assets                                      (.6)         1.2
   Increase/(Decrease) in current operating liabilities                            15.3        (15.5)
   (Increase)/Decrease in other, net                                               (1.6)         (.7)
                                                                                --------    --------

Net cash provided by operating activities                                          49.3         53.4
                                                                                 ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Acquisition of businesses                                                           ---        (13.3)
Sale of business                                                                   61.0          ---
Proceeds from disposition of assets                                                23.3          ---
Additions to property, plant and equipment                                        (23.5)       (32.3)
Purchases of investments                                                           (1.9)       (27.1)
Repayments and sales of investments                                                10.4         15.2
Other, net                                                                          4.3          1.5
                                                                                 ------      -------
Net cash provided by (used in) investing activities                                73.6        (56.0)
                                                                                 ------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Payment of dividends                                                              (41.1)       (40.6)
Commercial paper and notes - borrowings                                            44.0         59.8
Exercise of stock options                                                            .8          4.3
Acquisition of treasury shares                                                    (74.6)       (30.6)
                                                                                 -------     -------

Net cash used in financing activities                                             (70.9)        (7.1)
                                                                                  ------     -------
Increase/(Decrease) in cash and temporary cash investments                         52.0         (9.7)

CASH AND TEMPORARY CASH INVESTMENTS
-----------------------------------
Beginning of period                                                                24.0         30.1
                                                                                 ------       ------

End of period                                                                    $ 76.0       $ 20.4
                                                                                 ======       ======

                              HUBBELL INCORPORATED
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 2000
                                    (UNAUDITED)

 1.    BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ending June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

2.     SPECIAL AND NON-RECURRING CHARGES

       The second quarter and six month operating results reflect a special and non-recurring charge, offset by a reduction in the streamlining program accrual established in 1997. For the six-month period, these amounts total $23.7 million ($17.5 million net of tax, or $0.28 per diluted share).

       In accordance with authoritative guidelines for reporting and disclosure, the Company's charges and accrual reversal are recorded within their respective classifications in the consolidated statement of income, as follows:


            Classification                      Amount (millions)
            --------------                      ----------------

                                  First Quarter  Second Quarter   Six Months
                                  -------------  --------------   ----------
     Non-recurring charges:

            Net Sales                 $   -        $  3.5          $  3.5

     Special charges (credits):

            Cost of goods sold            -          20.3            20.3

            Special charge
               (credits), net            .2           (.3)            (.1)
                                        ---          -----           -----

                TOTAL COST            $  .2        $ 23.5          $ 23.7
                                      ======       ========        ========

                              HUBBELL INCORPORATED
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 2000
                                    (UNAUDITED)

   Net sales includes a non-recurring charge of $3.5 million related to an increase in the reserve for customer returns and allowances. The increased reserve requirement is primarily in response to higher first half customer credit activity associated with inaccurate/incomplete shipments from the new electrical products central distribution warehouse.

   Cost of sales reflects a special charge in connection with management's decision to streamline its product offering and eliminate non-strategic inventory across all business units. The charge represents the cost of inventories identified for discontinuance and disposal. In total, approximately 10,900 or 9% of the Company's total SKU's have been discontinued in connection with this program.

   Special charge, net, reflects the cost of additional first and second quarter 2000 cost reduction and streamlining actions offset by a reversal, in connection with management's ongoing review, of costs accrued in connection with the 1997 streamlining program. The net charge (reversal) consists of the following:

                                                       Amount (millions)
                                                       ----------------

                                          First Quarter  Second Quarter  Six Months
                                          -------------  --------------  ----------

            2000 special charge               $3.7        $6.7           $10.4

            Reversal:  1997
                 streamlining program         (3.5)       (7.0)          (10.5)
                                            -------      -------        -------

                   NET                        $ .2        $ (.3)         $ (.1)
                                            =======      ========       ========


   The second quarter special charge of $6.7 million primarily consists of asset impairments of $4.0 million and facility consolidation and downsizing, severance and other provisions of $2.7 million.

   The following table sets forth the components of the 2000 special charge:

                                      Employee      Asset         Exit
                                      Benefits    Disposals      Costs       Total
                                      --------    ---------      -----       -----

   2000 special charge                  $1.6       $  6.0         $2.8       $10.4
   Non-cash write-offs                     -         (6.0)           -        (6.0)
   Cash expenditures                     (.4)           -            -         (.4)
                                      --------   ---------      ------     --------

   Remaining Reserve at June 30         $1.2       $    -         $2.8        $4.0
                                        ====       ======         ====        ====

                              HUBBELL INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

   1997 Streamlining Program

   Similar to the results of management's first quarter review of the 1997 streamlining program, the second quarter adjustment reflects costs originally estimated as part of the 1997 streamlining that are no longer needed to complete certain plans in the Electrical and Power segments. In addition, the accrual reduction includes approximately $2.0 million of underspending for severance and exit costs within the Power segment.

   The following table sets forth the status of the 1997 streamlining program:


                                      Employee     Disposal      Accrued
                                      Benefits  and Exit Costs    Charge
                                      --------  ---------------   ------
   1997 streamlining program         $ 15.6       $16.8           $32.4
   Amount utilized                     (8.3)       (8.5)          (16.8)
   Amounts reversed in 2000            (5.4)       (5.1)          (10.5)
                                     ------      ------           -----

   Remaining Reserve at June 30      $  1.9      $  3.2            $5.1
                                     ======      ======           =====


3. GAIN ON SALE OF BUSINESS

   In April, the Company completed the sale of its WavePacer Digital Subscriber Line assets, part of Pulse Communications, Inc. ("Pulse"), to ECI Telecom Ltd. for a purchase price of $61.0 million with a provision for additional payments depending upon WavePacer's sales in 2000. The transaction produced a gain on sale of $36.2 million in the second quarter.

4. INVENTORIES ARE CLASSIFIED AS FOLLOWS:  (IN MILLIONS)

                                                    JUNE 30,     DECEMBER 31,

                                                      2000           1999
                                                      ----           ----
 Raw Material                                       $ 94.3          $ 92.8
 Work-in-Process                                      72.2            72.3
 Finished Goods                                      157.5           158.9
                                                    ------          ------
                                                     324.0           324.0
 Excess of current
 costs over LIFO basis                               (46.0)          (45.5)
                                                    -------       --------
                                                    $278.0          $278.5
                                                    ======        ========

                              HUBBELL INCORPORATED
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 2000
                                    (UNAUDITED)

5. SHAREHOLDERS' EQUITY COMPRISES: (IN MILLIONS)



                                                    JUNE 30,      DECEMBER 31,
                                                      2000           1999
                                                      ----           ----
 Common Stock, $.01 par value:
 -----------------------------
 Class A-authorized 50,000,000 shares,
    outstanding 9,924,867 and 10,274,567 shares    $     .1      $     .1
 Class B-authorized 150,000,000 shares
    outstanding 51,406,075 and 53,977,630 shares         .5            .5
 Additional paid-in-capital                           275.9         349.7
 Retained earnings                                    555.2         519.1
 Cumulative translation adjustments                   (18.6)        (13.6)
                                                    --------      --------
                                                     $813.1        $855.8
                                                    ========      ========




6. The following table sets forth the computation of earnings per share for the three and six-months ended June 30, (in millions except per share data):

                                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                                           JUNE 30             JUNE 30
                                                           -------             -------
                                                       2000      1999      2000      1999
                                                       ----      ----      ----      ----
   Net Income                                         $41.7    $43.1       $76.8    $82.8
                                                      =====    =====       =====    =====
   Weighted average number of common
   shares outstanding during the period                61.9     65.0        62.8     65.2
   Potential dilutive shares                             .2      1.2          .1      1.1
                                                     ------   ------      ------   ------
   Average number of shares outstanding - diluted      62.1     66.2        62.9     66.3

   Earnings per share:
   Basic                                              $0.67    $0.66       $1.23   $ 1.27
   Diluted                                            $0.67    $0.65       $1.22   $ 1.25

7. COMPREHENSIVE INCOME (IN MILLIONS)

   Total comprehensive income was $39.5 and $71.8 for the three and six-months ended June 30, 2000, respectively, and $43.0 and $82.4 for the three and six-months ended June 30, 1999, respectively. The difference between Net Income and Comprehensive Income relates entirely to translation adjustments.

                              HUBBELL INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

8. INDUSTRY SEGMENTS

   The Company reports operations in three segments: Electrical, Power and Other. Beginning in 2000, the Telecommunications Segment, which consisted of the Pulse subsidiary, has been included in the Electrical Segment. This change resulted primarily from a reorganization of management responsibility and the April 2000 announcement by the Company that it had completed the sale of Pulse's Digital Subscriber Line assets to ECI Telecom, Ltd. (see
   Note 3 of Notes to Consolidated Financial Statements.) All prior year amounts have been reclassified to conform to the current year presentation.

   The following table sets forth financial information by industry segment for the three and six months ended June 30 (in millions):

                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                            JUNE 30                JUNE 30
                                            -------                -------
                                        2000      1999          2000      1999
                                        ----      ----          ----      ----
 Net Sales
 ---------
   Electrical                         $234.4    $247.9        $477.3    $501.1
   Power                                98.1     102.4         190.9     199.9
   Other                                24.1      18.3          49.1      35.1
                                     -------   -------       -------   -------
      Total                           $356.6    $368.6        $717.3    $736.1
                                      ======    ======        ======    ======

 Operating Income
 ----------------
   Electrical*                        $ 30.9    $ 40.4        $ 65.3    $ 78.6
      Special and non-recurring
           charge, net                 (17.6)      ---         (19.2)      ---
      Gain on sale of business          36.2       ---          36.2       ---
   Power                                10.9      13.7          19.3      26.2
      Special and non-recurring
           charge, net                  (5.1)      ---          (3.7)      ---
   Other                                 1.7       1.8           3.5       2.9
      Special charge                     (.8)      ---           (.8)      ---
                                     -------- --------      --------- --------

   Segment Total                        56.2      55.9         100.6     107.7

   Interest Expense                     (4.0)     (4.1)         (8.1)     (7.6)
   Investment and Other
        Income, Net                      4.2       6.5          11.3      11.8
                                     -------   -------       -------   -------

   Income Before Income Taxes         $ 56.4    $ 58.3        $103.8    $111.9
                                      ======    ======        ======    ======

            * - ELECTRICAL SEGMENT OPERATING INCOME FOR THE SIX-MONTHS ENDED JUNE 30, 2000 INCLUDES $8.1 MILLION IN CONNECTION WITH THE GAIN ON SALE OF A FULLY-DEPRECIATED WEST COAST WAREHOUSE.

                              HUBBELL INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

9. In June 1999, the Financial Accounting Standards Board issued statement of Financial Accounting Standard ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delayed the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", by one year. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. This will change the current practices of the Company, but is not expected to have a significant impact on financial position or results of operations.

10.   SUBSEQUENT EVENT

    In July, the Company completed the purchase of common stock of GAI-Tronics Corporation from Salient 3 Communications for a cash purchase price of $37.1 million. Based in Reading, PA, GAI-Tronics is a leading supplier of specialized communications systems designed for indoor and outdoor hazardous environments. GAI-Tronics will be included in the Company's Other segment.

                              HUBBELL INCORPORATED
ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ---------------------------------------------
                                  JUNE 30, 2000

                                    SEGMENTS
                                    --------
The Company reports operations in three segments: Electrical, Power and Other. Beginning in 2000, the Telecommunications segment, which consisted of the Pulse subsidiary, has been included in the Electrical Segment. This change resulted primarily from a reorganization of management responsibility and the early April 2000 announcement by the Company that it had completed the sale of Pulse's Digital Subscriber Line assets to ECI Telecom, Ltd. All prior year amounts have been reclassified to conform to the current year presentation.

                              RESULTS OF OPERATIONS
                              ---------------------
Consolidated net sales for the second quarter and six months of 2000 declined slightly versus the comparable periods of the prior year primarily due to softness in the Electrical segment and the September, 1999 disposition of the Kerite Company ("Kerite"). Comparisons within the Electrical segment were negatively impacted by the decline in sales at Pulse and within the electrical commodity products business. Comparable sales within the Company's Power segment showed strong improvement, excluding the disposition of Kerite. Net sales in 2000 includes a charge of $3.5 million in connection with customer credit activity primarily within electrical products (see Special and non-recurring charges below).

Operating income for the quarter rose 1% and, for the six months, declined 7% versus 1999's second quarter and six months. However, excluding the special charge, net and gain on sale of business, operating income for the quarter and six months fell 22% and 18%, respectively. These declines exceeded the comparable declines in sales in the Company's two largest segments primarily due to ongoing logistical issues within the Electrical segment's commodity products business and continuing actions and attendant costs associated with completing the various operational realignments within the Power segment.

Segment Results
---------------
Electrical Segment sales declined 5% in the quarter and year-to-date versus the comparable periods of 1999. The sales decline is primarily attributable to the legacy products of Pulse, where sales fell sharply from the year ago periods due to a drop in demand for the businesses' core multiplexing products. Volume at Pulse is believed to have stabilized at a rate of $16-19 million per quarter. Volume also declined in commodity electrical products due to continued softness in pricing and overall demand, coupled with inefficiencies associated with operating the new mid-west distribution facility. Operating income fell sharply in the quarter and is down 17% year-to-date due to the lower volume and the high logistics and start-up costs at the mid-west distribution facility. Management expects to improve the rate of progress made in lowering costs at the distribution center during the third quarter in order to convert this business's second quarter and six-month operating loss to break even or better for the full year. Six-month operating income for the segment also includes
$8.1 million in connection with a gain on the sale of a west coast warehouse.

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ---------------------------------------------
                                  JUNE 30, 2000
                                   (CONTINUED)

Power Segment comparable sales, excluding Kerite, increased 10% in the quarter and 9% year-to-date versus the 1999 comparable periods. Strong order input and resultant higher shipments of generally all products within the segment contributed to the increase. Comparable operating income declined due to continued costs associated with completing the complex series of changes in the segment's operations described throughout 1999. The segment is now nearing completion of these programs started in 1998 to consolidate operations and move to lower cost sites and, accordingly, was able to return to double-digit operating margins in the second quarter. Volume and margin improvement is expected to continue for this segment throughout the remainder of the year.

The Other Industry Segment reported substantially increased sales in the quarter and year-to-date mainly as a result of the July 1999 acquisition of the Haefely high voltage test and instrumentation business. However, due to slower industrial markets where this segment operates, sales were flat or down in each of the legacy businesses in the quarter and for the six months versus comparable 1999 periods. Despite the lower volumes, operating profits managed to stay even in the quarter and improve for the six months versus 1999 due to effective cost management and a favorable mix of product sales. With the integration of the Haefely and Hipotronics organizations continuing on schedule, profitability improvements in the segment are anticipated in the second half.

Also, in July, 2000 the Company completed the purchase of GAI-Tronics Corporation from Salient 3 Communications for a cash purchase price of $37.1 million. GAI-Tronics is a leading supplier of specialized communications systems designed for indoor and outdoor hazardous environments. GAI-Tronics will operate and be reported within the Other segment. Sales of GAI-Tronics are expected to be $50-60 million per year.

Special and non-recurring charges
---------------------------------
The second quarter and six-month operating results reflect a special and non-recurring charge, offset by a reduction in the streamlining program accrual established in 1997. For the six-month period, these amounts total $23.7 million ($17.5 million net of tax, or $0.28 per diluted share).

The Company's charges and accrual reversal are recorded within their respective classifications in the consolidated statement of income, as indicated in Note 2 of Notes to Consolidated Financial Statements.

Net sales includes a non-recurring charge of $3.5 million related to an increase in the reserve for customer returns and allowances. The increased reserve requirement is primarily in response to higher first half customer credit activity associated with inaccurate/incomplete shipments from the new electrical products central distribution warehouse. Management expects this credit activity to return to historical levels by the end of the third quarter.

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ---------------------------------------------
                                  JUNE 30, 2000
                                   (CONTINUED)

Cost of sales reflects a special charge in connection with management's decision to streamline its product offering and eliminate non-strategic inventory across all business units. The charge represents the cost of inventories identified for discontinuance and disposal. In total, approximately 10,900 or 9% of the company's total SKU's have been discontinued in connection with this program. This rationalization of product is intended to facilitate improvements in manufacturing efficiencies and lower working capital needs. This action is not expected to have any significant impact on service levels, sales or profitability throughout the remainder of 2000 or in future years.

Special charge, net reflects the cost of additional first and second quarter 2000 cost reduction and streamlining actions offset by a reversal, in connection with management's ongoing review, of costs accrued in connection with the 1997 streamlining program. The net charge consists of the following:


                                                     Amount (millions)
                                                     -----------------

                                          First Quarter Second Quarter Six Months
                                          ------------- -------------- ----------
            2000 special charge             $  3.7       $  6.7       $ 10.4

            Reversal:  1997
                 streamlining program         (3.5)        (7.0)       (10.5)
                                            ------       ------       ------
                   NET                      $   .2       $  (.3)      $  (.1)
                                            ======       ======       ======



2000 Special Charge
-------------------
Operating income for the second quarter reflects a provision of $27.0 million for special charges. Added to the $20.3 million cost to streamline non-strategic inventory are asset impairments of $4.0 million and facility consolidation and downsizing, severance, and other provisions of $2.7 million. The asset impairments primarily represent write-downs of surplus equipment which were either (1) acquired in connection with actions originally contemplated in the 1997 streamlining program which have been revised or (2) rendered obsolete as a result of the year 2000 product line discontinuances discussed above.

The following table sets forth the components of the 2000 special charge:


                              Employee     Asset      Exit
                              Benefits   Disposals   Costs      Total
                              --------   ---------   -----      -----
2000 special charge            $  1.6     $  6.0     $  2.8     $ 10.4
Non-cash write-offs                 -       (6.0)         -       (6.0)
Cash expenditures                 (.4)         -          -        (.4)
                              --------    ------   --------   ---------

Remaining Reserve at June 30   $  1.2     $    -     $  2.8    $   4.0
                               ======     ======     ======    =======

                              HUBBELL INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ---------------------------------------------
                                 JUNE 30, 2000
                                  (CONTINUED)

1997 Streamlining Program
-------------------------
Similar to the results of management's first quarter review of the 1997 streamlining program, the second quarter adjustment reflects costs originally estimated as part of the 1997 streamlining that are no longer needed to complete certain plans in the Electrical and Power segments. The change in estimate occurred in connection with recently appointed operating management's decision to terminate plans related to closure of the St. Louis, MO. and South Bend, IN manufacturing facilities within Electrical Products. In addition, the accrual reduction includes approximately $2.0 million of underspending for severance and exit costs within the Power segment principally in connection with a foundry consolidation and relocation of production to lower cost areas. The underspending of severance is mainly due to an increased incidence of natural attrition and the reassignment of affected employees.

Each of the remaining in-process programs within the Power and Electrical segments will be completed by June 30, 2001, with a majority of the remaining accrual balance of $5.1 million being spent by December 31, 2000.

Gain on sale of business
------------------------
In April, the Company completed the sale of its WavePacer Digital Subscriber Line assets, to ECI Telecom Ltd. for a purchase price of $61.0 million. The transaction produced a gain on sale of $36.2 million in the second quarter.

Interest expense in the quarter was consistent with the 1999 second quarter. Through six months of 2000, interest expense was higher than the comparable 1999 period due to higher average debt levels and borrowing rates.

Other income, net, for the six months of 2000 is primarily comprised of the first quarter gain on sale of leveraged lease investments in contemplation of their pending expiration. The 1999 six month balance primarily includes insurance recoveries in connection with damage sustained from Hurricane Georges.

The effective income tax rate for the second quarter and six months of 2000 remained at 26%, consistent with the comparable 1999 periods.

                              HUBBELL INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ---------------------------------------------
                                 JUNE 30, 2000
                                  (CONTINUED)

                              FINANCIAL CONDITION
                              -------------------
The Company's working capital position remained strong at June 30, 2000 at $194.7 million versus $209.4 million at December 31, 1999. Total borrowings at June 30, 2000, were $270.8 million, 33% of shareholders equity. Versus December 31, 1999, the debt to equity ratio has increased 7 percentage points due to a traditional first half investment in inventory, the impact of longer sales months in accounts receivable and the effect of continuing share purchases in connection with the Company's $300 million stock repurchase program.

In July, the Company completed the purchase of common stock of GAI-Tronics Corporation from Salient 3 Communications for a cash purchase price of $37.1 million. This purchase will not have any significant impact on the Company's overall financial condition.

                                   CASH FLOWS
                                   ----------
The Company's overall cash and investments balances increased substantially at June 30, 2000 versus December 31, 1999 primarily due to proceeds received in April in connection with the sale of the WavePacer Digital Subscriber Line assets, which resulted in cash proceeds of $61.0 million. The increase in cash and temporary cash investments through June 30, 2000 also reflects the following: cash provided from operating and investing activities and the issuance of commercial paper; offset by investments in plant and equipment, quarterly dividend payments and the acquisition of treasury shares under the Company's share repurchase program. Through June 30, 2000, the Company has completed the purchase of 6.6 million shares aggregating $222.9 million. The Company expects to substantially complete the $300 million program by year-end.

Cash provided by operations declined modestly in the first six months of 2000 versus the prior year. Despite a decline in funds used to finance accounts receivable and an increase in current liabilities, lower earnings from operations resulted in reduced operating cash flow. Cash flow from investing activities reflects proceeds from the liquidation of an investment in leveraged leases and the sale of a warehouse in the first quarter.

The Company believes that currently available cash, borrowing facilities, and its ability to increase credit lines if needed, combined with internally generated funds should be more than sufficient to fund capital expenditures as well as any increase in working capital that would be required to accommodate a higher level of business activity.

                              HUBBELL INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ---------------------------------------------
                                 JUNE 30, 2000
                                  (CONTINUED)

                                  MARKET RISKS
                                  ------------
In the operation of its business, the Company has identified market risk exposures to foreign currency exchange rates, raw material prices and interest rates. There have not been any material changes affecting the identified risks or the Company's strategy for managing the exposures from the preceding year.

FORWARD-LOOKING STATEMENTS -------------------------- Certain statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, are forward-looking and are based on the Company's reasonable current expectations. These forward-looking statements may be identified by the use of words or phrases such as "believe", "expect", "anticipate", "should", "plan", "estimated", "potential", "target", "goals" and "scheduled", among others. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying certain important factors that could cause actual results to differ materially from those contained in the specified statements. Such factors include, but are not limited to: the projection of improvement in the rate of progress made in lowering costs and improving profitability in the electrical products business, stabilization of the sales volume at Pulse, expected sales and profits in the Power segment and the timing of completion of actions in connection with the 2000 special charge.

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION


ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------
At the Annual Meeting of Shareholders held on May 1, 2000:

1. The following eight (8) individuals were elected directors of the Company for the ensuing year to serve until the next Annual Meeting of Shareholders of the Company and until their respective successors may be elected and qualified, the affirmative votes being a majority of the voting power of all outstanding eligible shares all voting as a single class:

            NAME OF INDIVIDUAL         VOTES FOR      VOTES WITHHELD
            ------------------         ---------      --------------
            G. Jackson Ratcliffe       214,236,926      3,199,256
            E. Richard Brooks          214,455,031      2,981,151
            George W. Edwards, Jr.     214,461,472      2,974,710
            Joel S. Hoffman            214,558,072      2,878,110
            Andrew McNally IV          214,523,831      2,912,351
            Daniel J. Meyer            214,474,830      2,961,352
            John A. Urquhart           214,390,604      3,045,578
            Malcolm Wallop             214,332,926      3,103,256

2. PricewaterhouseCoopers LLP was ratified as independent accountants to examine the annual financial statements for the Company for the year 2000 receiving 216,971,296 affirmative votes, being a majority of the votes cast on the matter all voting as a single class, with 272,489 negative votes and 192,398 votes abstained.

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION


 ITEM 6.    EXHIBITS AND REPORT ON FORM 8-K
            -------------------------------
 EXHIBITS

 NUMBER                       DESCRIPTION
 ------                       -----------
 27. Financial Data Schedule (Electronic filings only)


 -----------------------------

 REPORTS ON FORM 8-K

 There were no reports on Form 8-K filed for the three months ended June 30, 2000.

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HUBBELL INCORPORATED



 Dated:     August 10, 2000               /s/ T. H. Powers
         ----------------------           ----------------------------------
                                          Timothy H. Powers
                                          Senior Vice President and
                                          Chief Financial Officer