Form 10-Q
period 2000-09-30
HUBBELL INC
filed 2000-11-09
CIK 48898

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended SEPTEMBER 30, 2000


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from  ________________ TO __________________


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

                           YES   X        NO
                                ___           ___

The number of shares of registrant's classes of common stock outstanding as of November 6, 2000 were:

                      Class A ($.01 par value)        9,749,000
                      Class B ($.01 par value)       49,564,000

                                      INDEX
                              HUBBELL INCORPORATED



Part I.  Financial Information                                                                          PAGE
                                                                                                        ----
    Item   1.  Financial Statements - (unaudited)

               Consolidated statement of income - Three months ended September
               30, 2000 and 1999, Nine months ended September 30, 2000
               and 1999                                                                                   3

               Consolidated balance sheets - September 30, 2000 and December 31, 1999                     4

               Consolidated statement of cash flows - Nine months ended September
               30, 2000 and 1999                                                                          5

               Notes to consolidated financial statements - September 30, 2000                            6-11

    Item   2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                      12-15

Part II.  Other Information

    Item   1.  Legal Proceedings                                                                          N/A

    Item   2.  Changes In Securities and Use of Proceeds                                                  N/A

    Item   3.  Defaults upon Senior Securities                                                            N/A

    Item   4.  Submission of Matters to a Vote of Security Holders                                        N/A

    Item   5.  Other Information                                                                          N/A

    Item   6.  Exhibits and Report on Form 8-K                                                            16

Signature                                                                                                 16

                              HUBBELL INCORPORATED
                         PART I - FINANCIAL INFORMATION
ITEM 1.                       FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  SEPTEMBER 30                      SEPTEMBER 30
                                                  ------------                      ------------

                                             2000             1999             2000               1999
                                             ----             ----             ----               ----
NET SALES                                 $   360.8        $   372.4        $ 1,078.0          $ 1,108.5

Cost of goods sold                            260.4            275.0            800.1*             793.5
                                          ---------        ---------        ---------          ---------

GROSS PROFIT                                  100.4             97.4            277.9              315.0

Special charge (credits), net                    --               --              (.1)                --

Selling & administrative expenses              54.3             57.2            167.4              167.1

(Gain) on sale of business                       --             (8.8)           (36.2)              (8.8)
                                          ---------        ---------        ---------          ---------

OPERATING INCOME                               46.1             49.0            146.8              156.7

OTHER INCOME (EXPENSE):

       Investment income                        4.4              3.8             11.9               10.6
       Interest expense                        (5.7)            (4.6)           (13.8)             (12.3)
       Other income, net                        (.2)              .2              3.6                5.3
                                          ---------        ---------        ---------          ---------

TOTAL OTHER INCOME, NET                        (1.5)             (.6)             1.7                3.6
                                          ---------        ---------        ---------          ---------

INCOME BEFORE INCOME TAXES                     44.6             48.4            148.5              160.3

Provision for income taxes                     11.6             12.6             38.6               41.7
                                          ---------        ---------        ---------          ---------

NET INCOME                                $    33.0        $    35.8        $   109.9          $   118.6
                                          =========        =========        =========          =========

EARNINGS PER SHARE - BASIC                $    0.55        $    0.55        $    1.78          $    1.82
                                          =========        =========        =========          =========

EARNINGS PER SHARE - DILUTED              $    0.55        $    0.54        $    1.77          $    1.79
                                          =========        =========        =========          =========

CASH DIVIDENDS PER COMMON SHARE           $    0.33        $    0.32        $    0.98          $    0.95
                                          =========        =========        =========          =========

*2000 includes a special charge of $20.3 for product rationalizations.

See notes to consolidated financial statements.

                              HUBBELL INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                          September 30, 2000     December 31, 1999
                                                                          ------------------     -----------------
ASSETS
Current Assets:
   Cash and temporary cash investments                                           $   47.6            $   24.0
   Accounts receivable (net)                                                        218.3               218.7
   Inventories                                                                      295.0               278.5
   Prepaid taxes and other                                                           35.8                31.6
                                                                                 --------            --------

TOTAL CURRENT ASSETS                                                                596.7               552.8

Property, plant and equipment (net)                                                 305.7               308.9

Other Assets:
   Investments                                                                      196.7               206.7
   Purchase price in excess of net assets of companies acquired (net)               258.4               241.3
   Property held as investment                                                       11.5                10.5
   Other                                                                             62.7                79.0
                                                                                 --------            --------

                                                                                 $1,431.7            $1,399.2
                                                                                 ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Commercial paper and notes                                                    $  211.8            $  127.1
   Accounts payable                                                                  67.2                75.9
   Accrued salaries, wages and employee benefits                                     24.2                22.6
   Accrued income taxes                                                              47.7                24.6
   Dividends payable                                                                 19.9                20.8
   Accrued consolidation and streamlining charge                                      7.6                10.0
   Other accrued liabilities                                                         71.0                62.4
                                                                                 --------            --------

TOTAL CURRENT LIABILITIES                                                           449.4               343.4

Long-Term Debt                                                                       99.7                99.6

Other Non-Current Liabilities                                                        91.9                90.5

Deferred Income Taxes                                                                 6.8                 9.9

Shareholders' Equity                                                                783.9               855.8
                                                                                 --------            --------
                                                                                 $1,431.7            $1,399.2
                                                                                 ========            ========

See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30
                                                                                           ------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                   2000            1999
------------------------------------                                                   ----            ----
Net income                                                                            $109.9          $118.6
Adjustments to reconcile net income to
net cash provided by operating activities:
     Gain on sale of business                                                          (36.2)           (8.8)
     Gain on sale of assets                                                            (11.2)             --
     Depreciation and amortization                                                      41.3            43.2
     Deferred income taxes                                                              (6.3)           (1.7)
     Expenditures/reversals - streamlining and special charges                         (22.3)           (3.5)
     Special Charge - 2000                                                              10.4              --
Changes in assets and liabilities, net of business acquisitions/dispositions:
     (Increase)/Decrease in accounts receivable                                          8.3           (37.5)
     (Increase)/Decrease in inventories                                                 (8.8)           19.8
     (Increase)/Decrease in other current assets                                        (1.8)             .8
     Increase/(Decrease) in current operating liabilities                                6.8           (17.6)
     (Increase)/Decrease in other, net                                                  (3.1)           (2.4)
                                                                                      ------          ------

Net cash provided by operating activities                                               87.0           110.9
                                                                                      ------          ------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses                                                              (37.1)          (38.3)
Sale of business                                                                        61.0            37.4
Proceeds from disposition of assets                                                     23.3              --
Additions to property, plant and equipment                                             (39.1)          (44.4)
Purchases of investments                                                                (2.4)          (34.1)
Repayments and sales of investments                                                     12.5            22.2
Other, net                                                                               8.6              .6
                                                                                      ------          ------

Net cash provided by (used in) investing activities                                     26.8           (56.6)
                                                                                      ------          ------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of dividends                                                                   (61.4)          (61.4)
Commercial paper and notes - borrowings                                                 84.7            42.0
Exercise of stock options                                                                1.9             5.6
Acquisition of treasury shares                                                        (115.4)          (35.2)
                                                                                      ------          ------

Net cash used in financing activities                                                  (90.2)          (49.0)
                                                                                      ------          ------
Increase in cash and temporary cash investments                                         23.6             5.3

CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period                                                                     24.0            30.1
                                                                                      ------          ------
End of period                                                                         $ 47.6          $ 35.4
                                                                                      ======          ======

See notes to consolidated financial statements.

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ending September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

2.   SPECIAL AND NON-RECURRING CHARGES

     Nine-month operating results reflect a special and non-recurring charge, offset by a reduction in the streamlining program accrual established in 1997. These amounts, recorded in the first and second quarters, total $23.7 million ($17.5 million net of tax, or $.28 per diluted share).

     In accordance with authoritative guidelines for reporting and disclosure, the Company's charges and accrual reversal are recorded within their respective classifications in the consolidated statement of income, as follows (in millions):

                 Classification
                 --------------

                                                      Third Quarter                      Nine Months
                                                      -------------                      -----------
     Non recurring charges:
          Net Sales                                     $    ---                            $  3.5
     Special charges (credits):
          Cost of goods sold                                 ---                              20.3
          Special charge (credits), net                      ---                               (.1)
                                                        --------                            ------

                        TOTAL COST                      $    ---                            $ 23.7
                                                        ========                            ======

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


     Net sales includes a non-recurring charge of $3.5 million related to an increase in the reserve for customer returns and allowances. The increased reserve requirement was primarily in response to higher customer credit activity associated with inaccurate/incomplete shipments from the new electrical products central distribution warehouse.

     Cost of sales reflects a second quarter special charge of $20.3 million in connection with management's decision to streamline its product offering and eliminate non-strategic inventory across all business units.

     Special charge, net, reflects the cost of additional first and second quarter 2000 cost reduction and streamlining actions offset by a reversal, in connection with management's ongoing review, of costs accrued in connection with the 1997 streamlining program.

     The following table sets forth the status of the 2000 special charge:

                                             Employee        Asset        Exit
                                             Benefits      Disposals      Costs         Total
                                             --------      ---------      -----         -----
    2000 special charge                       $ 1.6         $ 6.0         $ 2.8         $10.4
    Non-cash write-offs                          --          (6.0)          --           (6.0)
    Cash expenditures                           (.6)           --          (1.1)         (1.7)
                                              -----         -----         -----         -----

    Remaining Accrual at September 30         $ 1.0         $  --         $ 1.7         $ 2.7
                                              =====         =====         =====         =====


     1997 Streamlining Program

     The following table sets forth the status of the 1997 streamlining program:

                                     Employee       Disposal        Accrued
                                     Benefits     and Exit Costs    Charge
                                     --------     --------------    ------
    1997 streamlining program         $15.6          $16.8          $32.4
    Amount utilized                    (8.3)          (8.7)         (17.0)
    Amounts reversed in 2000           (5.4)          (5.1)         (10.5)
                                      -----          -----          -----

    Remaining Accrual at
        September 30                  $ 1.9          $ 3.0          $ 4.9
                                      =====          =====          =====

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


3.   BUSINESS COMBINATIONS

     Acquisitions

     In July, the Company completed the purchase of common stock of GAI-Tronics Corporation from Salient 3 Communications for a cash purchase price of $37.1 million. Based in Reading, PA, GAI-Tronics is a leading supplier of specialized communications systems designed for indoor, outdoor and hazardous environments. GAI-Tronics will be included in the Company's Other segment.

     During the third quarter 1999, the Company acquired the assets of Haefely Test AG, a manufacturer of high voltage test and measurement equipment, for a cash purchase price of $25.0 million reported in the Other segment. Acquisitions in 1999 also included the first quarter purchase of a manufacturer of high voltage cable accessory products and technology for use in the electric utility market for the Power segment.

     The costs of the acquired businesses have been allocated to assets acquired and liabilities assumed based on fair values with the residual amount assigned to goodwill, which is being amortized over forty years. The businesses have been included in the financial statements as of their respective acquisition dates and had no material effect on the Company's financial position and reported earnings during the respective periods.

     Dispositions
     ------------
     In April, the Company completed the sale of its WavePacer Digital Subscriber Line assets, part of Pulse Communications, Inc. ("Pulse"), to ECI Telecom Ltd. for a purchase price of $61.0 million with a provision for additional payments depending upon WavePacer's sales in 2000. The transaction produced a gain on sale of $36.2 million in the second quarter.

     In September 1999, the Company completed the sale of The Kerite Company ("Kerite"), a wholly-owned subsidiary reported in the Power segment for a cash purchase price of $38.4 million. The sale produced a net gain of $8.8 million.

4.   INVENTORIES ARE CLASSIFIED AS FOLLOWS: (IN MILLIONS)

                                  SEPTEMBER 30,      DECEMBER 31,
                                      2000               1999
                                      ----               ----
    Raw Material                     $ 98.0             $ 92.8
    Work-in-Process                    78.8               72.3
    Finished Goods                    164.4              158.9
                                     ------             ------
                                      341.2              324.0
    Excess of current
    costs over LIFO basis             (46.2)             (45.5)
                                     ------             ------
                                     $295.0             $278.5
                                     ======             ======

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


5.   SHAREHOLDERS' EQUITY COMPRISES: (IN MILLIONS)

                                                       SEPTEMBER 30,       DECEMBER 31,
                                                           2000               1999
                                                           ----               ----
Common Stock, $.01 par value:
Class A-authorized 50,000,000 shares,
   outstanding 9,732,502 and 10,357,021 shares             $   .1             $   .1
Class B-authorized 150,000,000 shares
   outstanding 50,032,953 and 54,570,571 shares                .5                 .5
Additional paid-in-capital                                  236.2              349.7
Retained earnings                                           568.5              519.1
Cumulative translation adjustments                          (21.4)             (13.6)
                                                           ------             ------
                                                           $783.9             $855.8
                                                           ======             ======

The decrease in additional paid-in-capital primarily reflects the acquisition of $115.4 million in shares repurchased under the Company's $300 million share repurchase program. Shares repurchased are retired.

6. The following table sets forth the computation of earnings per share for the three and nine-months ended September 30, (in millions except per share data):


                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30                       SEPTEMBER 30
                                                                 ------------                       ------------
                                                            2000              1999             2000                1999
                                                            ----              ----             ----                ----

Net Income                                                $  33.0           $  35.8           $ 109.9            $ 118.6
                                                          =======           =======           =======            =======
Weighted average number of common
  shares outstanding during the period                       60.3              65.0              61.9               65.1
Potential dilutive shares                                      .1               1.0                .1                1.1
                                                          -------           -------           -------            -------
Average number of shares outstanding - diluted               60.4              66.0              62.0               66.2

Earnings per share:
Basic                                                     $  0.55           $  0.55           $  1.78            $  1.82
Diluted                                                   $  0.55           $  0.54           $  1.77            $  1.79


7.   COMPREHENSIVE INCOME (IN MILLIONS)

     Total comprehensive income was $30.2 and $102.1 for the three and nine-months ended September 30, 2000, respectively, and $36.1 and $118.4 for the three and nine-months ended September 30, 1999, respectively. The difference between Net Income and Comprehensive Income relates entirely to translation adjustments.

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


8.   INDUSTRY SEGMENTS

     The Company reports operations in three segments: Electrical, Power and Other. Beginning in 2000, the Telecommunications Segment, which consisted of the Pulse subsidiary, has been included in the Electrical Segment. Certain prior year amounts have been reclassified to conform to the current year presentation.

     The following table sets forth financial information by industry segment for the three and nine months ended September 30 (in millions):

                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                   SEPTEMBER 30                          SEPTEMBER 30
                                                   ------------                          ------------
                                             2000               1999               2000                 1999
                                             ----               ----               ----                 ----
Net Sales
   Electrical                              $  234.4           $  241.5           $  711.7             $  742.6
   Power                                       89.9              105.3              280.7                305.2
   Other                                       36.5               25.6               85.6                 60.7
                                           --------           --------           --------             --------
      Total                                $  360.8           $  372.4           $1,078.0             $1,108.5
                                           ========           ========           ========             ========

Operating Income
   Electrical*                             $   33.2           $   32.4           $   98.5             $  111.0
      Special and non-recurring
           charge, net                           --                 --              (19.2)                  --
      Gain on sale of business                   --                 --               36.2                   --
   Power                                        9.7                6.3               29.0                 32.5
      Special and non-recurring
           charge, net                           --                 --               (3.7)                  --
      Gain on sale of business                   --                8.8                 --                  8.8
   Other                                        3.2                1.5                6.8                  4.4
      Special charge                             --                 --                (.8)                  --
                                           --------           --------           --------             --------

   Segment Total                               46.1               49.0              146.8                156.7

   Interest Expense                            (5.7)              (4.6)             (13.8)               (12.3)
   Investment and Other
        Income, Net                             4.2                4.0               15.5                 15.9
                                           --------           --------           --------             --------

   Income Before Income Taxes              $   44.6           $   48.4           $  148.5             $  160.3
                                           ========           ========           ========             ========


        * - ELECTRICAL SEGMENT OPERATING INCOME FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2000 INCLUDES $8.1 MILLION IN CONNECTION
            WITH THE GAIN ON SALE OF A FULLY-DEPRECIATED WEST COAST WAREHOUSE.

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


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



10. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," effective in the fourth quarter of fiscal years beginning after December 15, 1999 (October 1, 2000 for the Company). SAB 101 sets forth the basic principles of revenue recognition and does not supersede any existing authoritative literature. SAB 101 is not expected to have any material impact on financial position or results of operations.

                              HUBBELL INCORPORATED
  ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000

                                    SEGMENTS

The Company reports operations in three segments: Electrical, Power and Other. Beginning in 2000, the Telecommunications segment, which consisted of the Pulse subsidiary, has been included in the Electrical segment. All prior year amounts have been reclassified to conform to the current year presentation.

                              RESULTS OF OPERATIONS

Consolidated net sales for the third quarter and nine months of 2000 declined slightly versus the comparable periods of the prior year primarily due to declines at Pulse and within the commodity electrical businesses. Also, in the quarter, softened order volume produced lower sales in the Power segment. These declines were partially offset by the impact of acquisitions in the Other segment.

Operating income declined 6% in the third quarter and nine months versus 1999. Excluding the special charge, net and gain on sale of business, operating income improved 15% for the quarter and, for the nine months, declined 9%.

Segment Results

Electrical Segment sales declined 3% in the quarter and 4% year-to-date versus the comparable periods of 1999. The sales decline is primarily attributable to the core products of Pulse, where sales fell sharply from the year ago periods due to a drop in demand for multiplexing products. Volume also declined in commodity electrical products due to overall lower demand coupled with inefficiencies associated with operating the new mid-west distribution facility. Operating income improved modestly in the quarter, however, operating income remains down year-to-date due to the lower volume, increased freight costs and the high logistics and start-up costs at the mid-west distribution facility. Nine-month operating income for the segment also includes $8.1 million in connection with a gain on the sale of a west coast warehouse.

Power Segment comparable sales, excluding Kerite, fell 6% in the quarter, however, on a year-to-date basis improved 4% versus the 1999 comparable period. Strong order input and resultant higher shipments in the first half of 2000 contributed to the nine-month increase. In the third quarter, lower sales reflects a softening of order input due to high levels of inventory in the distribution channel and lower end-user demand. Operating income in the quarter improved due to lower costs associated with having substantially completed the complex series of changes in the segment's operations described throughout 1999.

The Other Industry Segment reported substantially increased sales in the quarter and year-to-date mainly as a result of the July 1999 acquisition of the Haefely high voltage test and instrumentation business. Also, in July, 2000 the Company completed the purchase of GAI-Tronics Corporation from

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000
                                   (CONTINUED)


Salient 3 Communications for a cash purchase price of $37.1 million. GAI-Tronics is a leading supplier of specialized communications systems designed for indoor,outdoor and hazardous environments. In the remainder of this segment's businesses, slower industrial demand resulted in flat sales in the third quarter and year-to-date compared with comparable periods in 1999. However, operating profit margins managed to improve due to effective cost management and a favorable mix of product sales.

Special and non-recurring charges

The nine-month operating results reflect a special and non-recurring charge, offset by a reduction in the streamlining program accrual established in 1997. These amounts, recorded in the first and second quarters, total $23.7 million ($17.5 million net of tax, or $0.28 per diluted share).

The Company's charges and accrual reversal are recorded within their respective classifications in the consolidated statement of income, as indicated in Note 2 of Notes to Consolidated Financial Statements.

Net sales includes a non-recurring charge of $3.5 million related to an increase in the reserve for customer returns and allowances. The increased reserve requirement was primarily in response to higher customer credit activity in the first half of 2000 associated with inaccurate/incomplete shipments from the new electrical products central distribution warehouse.

Cost of sales reflects a special charge of $20.3 million in connection with management's decision to streamline its product offering and eliminate non-strategic inventory across all business units.

Special charge, net, reflects the cost of additional first and second quarter 2000 cost reduction and streamlining actions offset by a reversal, in connection with management's ongoing review, of costs accrued in connection with the 1997 streamlining program.

2000 Special Charge

The following table sets forth the status of the 2000 special charge:

                                           Employee           Asset              Exit
                                           Benefits         Disposals            Costs           Total
                                           --------         ---------            -----           -----
2000 special charge                          $ 1.6            $ 6.0              $ 2.8           $10.4
Non-cash write-offs                             --             (6.0)               --            (6.0)
Cash expenditures                              (.6)              --               (1.1)          (1.7)
                                             -----            -----              -----           -----

Remaining Accrual at September 30            $ 1.0            $  --              $ 1.7           $ 2.7
                                             =====            =====              =====           =====

The programs under the 2000 special charge are expected to be completed by June 30, 2001.

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000
                                   (CONTINUED)

1997 Streamlining Program

Each of the remaining in-process programs within the Power and Electrical segments will be completed by June 30, 2001, with a majority of the remaining accrual balance of $4.9 million being spent by December 31, 2000.

Gain on sale of businesses

In April, the Company completed the sale of its WavePacer Digital Subscriber Line assets, to ECI Telecom Ltd. for a purchase price of $61.0 million. The transaction produced a gain on sale of $36.2 million in the second quarter. In September, 1999, the Company completed the sale of Kerite for a cash purchase price of $38.4 million. The sale produced a net gain of $8.8 million.

In the third quarter and on a year-to-date basis, interest expense increased due to higher average debt levels and borrowing rates.

Other income & expense

Other income, net, for the nine months of 2000 is primarily comprised of the first quarter gain on sale of leveraged lease investments in contemplation of their pending expiration. The 1999 nine month balance primarily includes insurance recoveries in connection with damage sustained from Hurricane Georges.

The effective income tax rate for the third quarter and nine months of 2000 remained at 26%, consistent with the comparable 1999 periods.

                               FINANCIAL CONDITION

The Company's working capital position remained strong at September 30, 2000 at $147.3 million versus $209.4 million at December 31, 1999. Total borrowings at September 30, 2000, were $311.5 million, 40% of shareholders equity. Versus December 31, 1999, the debt to equity ratio has increased due to financing higher inventory levels and the effect of continuing share purchases in connection with the Company's $300 million stock repurchase program.

                                   CASH FLOWS

The Company's overall cash and investment balances increased at September 30, 2000 versus December 31, 1999 primarily due to proceeds received in April in connection with the sale of the WavePacer Digital Subscriber Line assets, which resulted in cash proceeds of $61.0 million, offset by the July purchase of GAI-Tronics for $37.1 million. The increase in cash and temporary cash investments through September 30, 2000 also reflects the following: cash provided from operating and investing activities and the issuance of commercial paper; offset by investments in plant and equipment, quarterly dividend payments and the acquisition of treasury shares under the Company's share

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000
                                   (CONTINUED)


repurchase program. Through September 30, 2000, the Company has completed the purchase of 8.2 million shares aggregating $263.7 million. The Company expects to substantially complete the $300 million program by year-end.

Cash provided by operations declined in the first nine months of 2000 versus the prior year. Despite the decline in accounts receivable and an increase in current liabilities, higher inventory levels and lower earnings from operations resulted in reduced operating cash flow. Higher inventory levels reflect management's focus on improving service levels, as well as the recent softening of certain of the Company's industrial markets. In addition to business acquisitions and divestitures, cash flow from investing activities reflects proceeds from the liquidation of an investment in leveraged leases and the sale of a warehouse in the first quarter.

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

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, are forward-looking and are based on the Company's reasonable current expectations. These forward-looking statements may be identified by the use of words such as "believe", "expect", "anticipate", "should", "plan", "estimated", "potential", "target", "goals" and "scheduled", among others. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying certain important factors that could cause actual results to differ materially from those contained in the specified statements. Such factors include, but are not limited to: the projection of improvement in the rate of progress made in lowering costs and improving profitability in the electrical products business and the timing of completion of actions in connection with the 2000 special charge.

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

EXHIBITS

NUMBER                            DESCRIPTION

27.  Financial Data Schedule (Electronic filings only)

-----------------------------

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed for the three months ended September 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    HUBBELL INCORPORATED



  Dated:  November 9, 2000                          /s/      T. H. Powers
                                                    ---------------------------
                                                    Timothy H. Powers
                                                    Senior Vice President and
                                                    Chief Financial Officer