Form 10-K405
period 2000-12-31
HUBBELL INC
filed 2001-03-27
CIK 48898

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

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

                                 (203) 799-4100
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                        Title of each Class                                       Name of Exchange on which Registered
                        -------------------                                       ------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 9, 2001 was $1,463,455,000*. The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of March 9, 2001 was 9,671,600 and 48,825,700, respectively.

                       Documents Incorporated by Reference

        The definitive proxy statement for the proposed annual meeting of stockholders to be held on May 7, 2001, filed with the Commission on March 27, 2001 - Part III.

---------------

   * Calculated by excluding all shares held by executive Officers and Directors of Registrant and the Roche Trust, the Hubbell Trust and the Harvey Hubbell Foundation, without conceding that all such persons are "affiliates" of registrant for purpose of the Federal Securities Laws.

                                     PART I

Item 1. Business

Hubbell Incorporated (herein referred to as "Hubbell", the "Company" or the "registrant", which references shall include its divisions and subsidiaries as the context may require) was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. For over a century, Hubbell has manufactured and sold high quality electrical and electronic products for a broad range of commercial, industrial, telecommunications, and utility applications. Since 1961, Hubbell has expanded its operations into other areas of the electrical industry and related fields. Hubbell products are now manufactured or assembled by twenty-nine divisions and subsidiaries in North America, Switzerland, Puerto Rico, Mexico, Italy, and the United Kingdom. Hubbell also participates in a joint venture in Taiwan, and maintains sales offices in Singapore, the People's Republic of China, Mexico, Hong Kong, South Korea, and the Middle East.

Hubbell is primarily engaged in the engineering, manufacture and sale of electrical and electronic products. For management reporting and control, the businesses are divided into three operating segments: Electrical, Power and Industrial Technology, as described below. The Telecommunications Segment, which had consisted of the Company's Pulse Communications, Inc. ("Pulse") subsidiary, is now included in the Electrical Segment. Reference is made to page 43 for information relative to Industry Segment and Geographic Area Information for years 2000, 1999, and 1998.

In April, 2000, Hubbell sold to ECI Telecom Ltd., its digital subscriber line communications equipment business assets ("WavePacer(R)"), and certain related intellectual property.

In July, 2000, Hubbell acquired from Salient 3 Communications, Inc. the stock of GAI-Tronics Corporation ("GAI-Tronics"). Based in Reading, Pennsylvania, GAI-Tronics is a leading supplier of specialized communications systems designed for indoor, outdoor and hazardous environments. GAI-Tronics is included in the Industrial Technology Segment.

In December, 2000, Hubbell acquired the stock of Temco Electric Products Inc. ("Temco"). Based in Quebec, Canada, Temco designs and manufactures electrical outlet boxes, metallic wall plates, and related accessories. Temco is included in the Electrical Segment.

                               ELECTRICAL SEGMENT

The Electrical Segment is comprised of businesses that primarily sell through distributors, lighting showrooms, home centers, telephone and telecommunication companies, and represents stock items including standard and special application wiring device products, lighting fixtures, fittings, switches and outlet boxes, enclosures, wire management products and voice and data signal processing components. The products are typically used in industrial, commercial, and institutional facilities by electrical contractors, maintenance personnel, electricians, and telecommunication companies.

Electrical Wiring Devices

Hubbell manufactures and sells highly durable and reliable wiring devices which are supplied principally to industrial, commercial and institutional customers. These products, comprising several thousand catalog items, include plugs, dimmers, receptacles (including surge suppressor units), wall outlets, connectors, adapters, floor boxes, switches, occupancy sensors (including passive infrared and ultrasonic motion sensing devices), lampholders, control switches, outlet strips, pendants, weatherproof enclosures, and wallplates. Pin-and-sleeve devices built to IEC (International Electrotechnical Commission) and new UL standards have incorporated improved water and dust-tight construction and impact resistance. Switch and receptacle wall plates feature proprietary thermoplastic materials offering high impact resistance and durability, and are available in a variety of colors and styles. Delivery systems, including nonmetallic surface raceway systems for power, data and communications distribution, provide efficiency and flexibility in both initial installations and remodeling applications. Hubbell also sells wiring devices for use in certain environments requiring specialized products, such as signal and control connectors and cable assemblies for the connection of sensors in materials processing, modular cable protection systems, and portable power distribution units with ground fault protection for commercial and industrial applications. Some of the portable power distribution units contain a number of outlets to which electrically-powered equipment may be simultaneously connected for ground fault protection. Circuit Guard(R) ground fault units protect the user from electrical shock by interrupting the circuit to which they are connected when a fault to ground is detected. Hubbell also manufactures TVSS, transient voltage surge suppression devices, under the Spikeshield(R) trademark, which are used to protect electronic equipment such as personal computers and other supersensitive electronic equipment. Hubbell also manufactures and/or sells components designed for use in local area networks (LANs) and other telecommunications applications supporting high speed data and voice signals. Primary products include work station modular jacks, faceplates, surface housings, modular furniture plates, cross connect patch panels, connectorized cable assemblies, punch down blocks, free standing racks, enclosures and other products used for installation, testing and distribution of LANs. These products support unshielded, shielded and fiber optic media types and typically service commercial, institutional and industrial applications.

Lighting Fixtures

Hubbell manufactures and sells lighting fixtures and accessories for both indoor and outdoor applications with three basic classifications of products: Outdoor, Industrial and Commercial. The Outdoor products include poles, MiniLiter(R) and Sterner's Infranor(TM) floodlights, Devine's Geometric 2000 series fixtures and Magnusquare(R) II Architectural fixtures which are used to illuminate service stations, outdoor display signs, parking lots, security areas, shopping centers and similar areas, and Sportsliter(R) fixtures which are used to illuminate athletic and recreational fields. In addition, a line of Lightscaper(R) decorative outdoor fixtures is sold for use in landscaping applications such as pools, gardens and walkways. The Industrial products include Superbay(TM) 2.0, Controlux(R) 2.0, Superwatt(R), The Detector(TM), and Kemlux(TM) fixtures used to illuminate factories, work spaces, and similar areas, including specialty requirements such as paint rooms, clean rooms and warehouses. The Commercial products include HID, fluorescent, Pathfinder(R) emergency and exit, and recessed and track fixtures which are used for offices, schools, hospitals, retail stores, and similar applications. The fixtures use high-intensity discharge lamps, such as mercury-vapor, high-pressure sodium, and metal-halide lamps, as well as quartz, fluorescent and incandescent lamps, all of which are purchased from other sources. Hubbell also manufactures a broad range of track and down lighting fixtures and accessories sold under the Marco(R) trademark, a line of life safety products, fixtures and related components which are used in specialized safety applications, and a line of IEC lighting fixtures designed for hazardous, hostile and corrosive applications sold under the Chalmit(TM) trademark.

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

Holding Devices

Hubbell manufactures and sells a line of Kellems(R) and Bryant(R) mesh grips used to pull, support and relieve stress in elongated items such as cables, electrical cords, hoses and conduits, a line of Gotcha(R) cord connectors designed to prevent electrical conductors from pulling away from electrical terminals to which the conductors are attached, and wire management products including non-metallic surface raceway products for wiring and flexible conduit for OEM applications. The grips are sold under the Dua Pull(R) and Kellems(R) trademarks and range in size and strength to accommodate differing application needs. These products, which are designed to tighten around the gripped items, are sold to industrial, commercial, utility and microwave and cell phone tower markets.

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

Telecommunications Products

Hubbell designs, manufactures and sells under the Pulsecom(R) trademark, voice and data signal processing components primarily used by telephone and telecommunications companies, and consisting of channel cards and banks for loop and trunk carriers, and racks and cabinets. These products provide a broad range of communications access solutions for use by the telephone and telecommunications industry including: (a) DLC solutions to multiplex traffic from many users over a single link using existing copper or fiber facilities providing easier and more cost-effective service to new users since fewer and smaller cables are required for providing expanded service; and (b) D4 solutions to provide delivery of integrated voice and data services. Customers of these product lines include various telecommunications companies, the Regional Bell Operating Companies (RBOCs), independent telephone companies, competitive local exchange carriers, companies with private networks, and internet service providers.

Sales and Distribution of Electrical Segment Products

A majority of Hubbell's Electrical Segment products are stock items and are sold through electrical distributors, home centers, some retail and hardware outlets, and lighting showrooms. Special application products are sold primarily through wholesale distributors to contractors, industrial customers and original equipment manufacturers. Voice and data signal processing equipment products are represented worldwide through a direct sales organization and by selected, independent telecommunications representatives, primarily sold through datacom, electrical and catalogue distribution channels. Telecommunications products are sold primarily by direct sales to customers in the United States and in foreign countries through sales personnel and sales representatives. Hubbell maintains a sales and marketing organization to assist potential users with the application of certain products to their specific requirements, and maintains regional offices in the United States which work with architects, engineers, industrial designers, original equipment manufacturers and electrical contractors for the design of electrical systems to meet the specific requirements of industrial, institutional, and commercial users. Hubbell is also represented by sales representatives for its lighting fixtures and electrical wiring devices product lines. The sales of Electrical Segment products accounted for approximately 65% of Hubbell's total revenue in year 2000, 66% in 1999 and 67% in 1998.

                                  POWER SEGMENT

Power Segment operations comprise a wide variety of construction, switching and protection products, hot line tools, grounding equipment, cover ups, fittings and fasteners, cable accessories, insulators, arresters, cutouts, sectionalizers, connectors and compression tools for the building and maintenance of overhead and underground power and telephone lines, as well as applications in the industrial, construction and pipeline industries.

Electrical Transmission and Distribution Products

Hubbell manufactures and sells, under the Ohio Brass(R) registered trademark, a complete line of polymer insulators and high-voltage surge arresters used in the construction of electrical transmission and distribution lines and substations. The primary focus in this product area are the Hi*Lite(R), Hi*Lite(R)XL and Veri*Lite(TM) polymer insulator lines and the polymer housed metal-oxide varistor surge arrester lines. Electrical transmission products, primarily Hi*Lite(R) suspension and post insulators, are used in the expansion and upgrading of electrical transmission capability.

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

Hubbell manufactures and sells, under the Fargo(R) trademark, electrical power distribution and transmission products, principally for the utility industry. Distribution products include electrical connectors, automatic line splices, dead ends, hot line taps, wildlife protectors, and various associated products. Transmission products include splices, sleeves, connectors, dead ends, spacers and dampers. Products also consist of original equipment and resale products including substation fittings for cable, tube and bus as well as underground enclosures, wrenches, hydraulic pumps and presses, and coatings.

Hubbell manufactures and sells, under the Hubbell(R) trademark, cable accessories including loadbreak switching technology, deadbreak products, surge protection, cable splicing and cable termination products, as well as automation-ready overhead switches and aluminum transformer equipment mounts for transformers and equipment.

Construction Materials/Tools

Hubbell manufactures and sells, under the Chance(R) trademark, (a) line construction materials including power-installed helical earth anchors and power-installed foundations to secure overhead power and communications line poles, guyed and self-supporting towers, streetlight poles and pipelines (Helical Pier(R) Foundation Systems are used to support homes and buildings, and earth anchors are used in a variety of farm, home and construction projects including tie-back applications); (b) pole line hardware, including galvanized steel fixtures and extruded plastic materials used in overhead and underground line construction, connectors, and other accessories for making high voltage connections and linkages; (c) construction tools and accessories for building overhead and underground power and telephone lines; and (d) hot-line tools (all types of tools mounted on insulated poles used to construct and maintain energized high voltage lines) and other safety equipment.

Sales and Distribution of Power Segment Products

Sales of high-voltage products are made through distributors and directly to users such as electric utilities, mining operations, industrial firms, and engineering and construction firms. While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a decrease in purchases by public utilities does affect this category. The sale of Power Segment products accounted for approximately 26% of Hubbell's total revenue in year 2000, and 28% in 1999 and in 1998.

                          INDUSTRIAL TECHNOLOGY SEGMENT

The Industrial Technology Segment consists of operations that design and manufacture test and measurement equipment, high voltage power supplies and variable transformers, industrial controls including motor speed controls, pendant-type push-button stations, overhead crane controls, and Gleason Reel(R) electric cable and hose reels, and specialized communications systems, such as intra-facility communications systems, telephone systems, and land mobile radio peripherals. Products are sold primarily to steel mills, industrial complexes, oil, gas and petrochemical industries, seaports, transportation authorities, the security industry (malls and colleges) and cable and electronic equipment manufacturers.

High Voltage Test and Measurement Equipment

Hubbell manufactures and sells, under the Hipotronics(R), Haefely Test(TM) and Tettex(R) trademarks, a broad line of high voltage test and measurement systems to test materials and equipment used in the generation, transmission and distribution of electricity, and high voltage power supplies and electromagnetic compliance equipment for use in the electrical and electronic industries. Principal products include AC/DC hipot testers and megohmmeters, cable fault location systems, oil testers and DC hipots, impulse generators, digital measurement systems and tan-delta bridges, AC series resonant and corona detection systems, DC test sets and power supplies, variable transformers, voltage regulators, and motor and transformer test sets.

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

Hubbell manufactures, under the Gleason Reel(R) trademark, industrial-quality cable management products including electric cable and hose reels, protective steel and nylon cable tracks (cable and hose carriers), cable festooning hardware, highly engineered container crane reels and festoons for the international market, slip rings, and a line of ergonomic tool support systems (workstation accessories and components such as balancers, retractors, torque reels, tool supports, boom and jib kits).

Hubbell manufactures and sells under the GAI-Tronics (R) trademark, specialized communications systems designed to withstand indoor and outdoor hazardous environments. Products include intra-facility communication systems, telephone systems, and land mobile radio peripherals. These products are sold to oil, gas and petrochemical industries, transportation authorities (for use on public highways and in trains and on train platforms), and the security industry (for use in malls and on college campuses).

Hubbell's Industrial Technology Segment products are sold primarily through direct sales and sales representatives to contractors, industrial customers and original equipment manufacturers, with the exception of high voltage test and measurement equipment which is sold primarily by direct sales to customers in the United States and in foreign countries through its sales engineers and independent sales representatives.

The sale of products in the Industrial Technology Segment accounted for approximately 9% of Hubbell's total revenue in year 2000, 6% in 1999 and 5% in 1998.

                INFORMATION APPLICABLE TO ALL GENERAL CATEGORIES

International Operations

Hubbell Ltd. in the United Kingdom manufactures and/or markets fuse switches, contactors, selected wiring device products, premise wiring products, specialized control gear, chart recording products, and industrial control products used in motor control applications such as fuse switches and contactors.

Hubbell Canada Inc. and Hubbell de Mexico, S.A. de C.V. manufacture and/or market wiring devices, premise wiring products, lighting fixtures, grips, fittings, non-metallic switches and outlet boxes, hazardous location products, electrical transmission and distribution products and earth anchoring systems. Industrial control products are sold in Canada through an independent sales agent. Hubbell Canada also designs and manufactures electrical outlet boxes, metallic wall plates, and related accessories.

Harvey Hubbell S.E. Asia Pte. Ltd. markets wiring devices, lighting fixtures, hazardous location products and electrical transmission and distribution products.

Haefely Test AG in Switzerland designs and manufactures high voltage test and instrumentation systems, and GAI-Tronics in the United Kingdom. and Italy designs and manufactures closed circuit television systems (CCTV).

Hubbell also manufactures lighting products, wiring devices, weatherproof outlet boxes, fittings, and power products in Juarez, Mexico. Hubbell also has interests in various other international operations such as a joint venture in Taiwan, and sales offices in Mexico, Singapore, the People's Republic of China, Hong Kong, South Korea and the Middle East.

The wiring devices sold by Hubbell's operations in the United Kingdom, Singapore, Canada and Mexico are similar to those produced in the United States, most of which are manufactured in the United States and Puerto Rico.

As a percentage of total sales, international shipments from foreign subsidiaries were 10% in 2000, 8% in 1999 and 6% in 1998, with the Canadian market representing approximately 45% of the total.

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

Patents

Hubbell has approximately 795 active United States and foreign patents covering many of its products, which expire at various times. While Hubbell deems these patents to be of value, it does not consider its business to be dependent upon patent protection. Hubbell licenses under patents owned by others, as may be needed, and grants licenses under certain of its patents.

Working Capital

Hubbell maintains sufficient inventory to enable it to provide a high level of service to its customers. The inventory levels, payment terms and return policies are in accord with the general practices of the electrical products industry and standard business procedures.

Backlog

Backlog of orders believed to be firm at December 31, 2000 and 1999 were approximately $117.8 million and $117.3 million, respectively. Most of the backlog is expected to be shipped in the current year. Although this backlog is important, the majority of Hubbell's revenues result from sales of inventoried products or products that have short periods of manufacture.

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

Employees

As of December 31, 2000, Hubbell had approximately 10,469 full-time employees, including salaried and hourly personnel. Approximately 43% of Hubbell's United States employees are represented by fourteen labor unions. Hubbell considers its labor relations to be satisfactory.

Item 2.                 Properties

A list of Hubbell's material manufacturing facilities, classified by segment, is included on Page 45 hereof under Industry Segment and Geographical Area Information.

Item 3.                 Legal Proceedings

There are no material pending legal proceedings to which Hubbell or any of its subsidiaries is a party or of which any of their property is the subject, other than ordinary and routine litigation incident to their business.

Item 4.                 Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

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

Market Prices (Dollars Per Share)                       Common A                               Common B
                                                -----------------------                ------------------------
Years Ended December 31,                        High                Low                High                 Low
------------------------                        ----                ---                ----                 ---
2000-First quarter                             28 3/8              21 3/4            28 13/16            21 5/8
2000-Second quarter                            27 1/2              23 1/2            27 7/16             23 5/8
2000-Third quarter                             27 5/16             21 3/8            28 5/16             21 13/16
2000-Fourth quarter                            27                  22                27 13/16            21 5/8

1999-First quarter                             39 5/8              33 3/8            41 3/4              34 7/16
1999-Second quarter                            45 3/4              36 1/2            49 3/16             39 1/4
1999-Third quarter                             42                  33 5/8            45 3/16             31 5/8
1999-Fourth quarter                            33 1/2              25 3/4            32                  26 1/4

Dividends Declared (Cents Per Share)            Common A                                Common B
                                        ------------------------                ------------------------
Years Ended December 31,                2000                1999                2000                1999
-----------------------                 ----                ----                ----                ----
First quarter                             32                  31                  32                  31
Second quarter                            33                  32                  33                  32
Third quarter                             33                  32                  33                  32
Fourth quarter                            33                  32                  33                  32

Number of Common Shareholders
At December 31,               2000               1999               1998               1997               1996
---------------               ----               ----               ----               ----               ----
Class A                        983              1,090              1,176              1,242              1,285
Class B                      4,442              4,805              5,153              5,339              5,359

Item 6.           Selected Financial Data

The following summary should be read in conjunction with the consolidated financial statements and notes contained herein (dollars and shares in millions, except per share amounts).

OPERATIONS, YEARS ENDED DECEMBER 31,                          2000              1999           1998           1997             1996
                                                              ----              ----           ----           ----             ----
Net sales                                               $  1,424.1           1,451.8        1,424.6        1,378.8          1,297.4
Gross profit                                            $    369.1             409.0          438.2          430.4            392.3
Special charge (credit)                                 $      (.1)(1)          --             --             52.0(2)          --
Operating income                                        $    184.5             194.4          226.1          171.6            197.5
Provision for income taxes                              $     46.1              51.2           61.1           49.8             57.8
Net income                                              $    138.2             145.8          169.4          130.3(2)         141.5
      Return on sales                                          9.7%             10.0%          11.9%           9.5%            10.9%
      Return on common shareholders' average equity           17.0%             17.2%          20.3%          16.6%            20.1%
      Return on average total capital (3)                     25.1%             25.5%          29.6%          24.2%            25.4%

Earnings per share:
      Basic                                             $     2.26              2.24           2.56           1.94(2)          2.15
      Diluted                                           $     2.25              2.21           2.50           1.89(2)          2.10

Cash dividends declared per common share                $     1.31              1.27           1.22           1.13             1.02
Average number of common shares
     outstanding - (diluted)                                  61.3              65.9           67.7           68.8             67.2
Additions to property, plant, and equipment             $     48.6              53.7           86.1           60.6             39.1
Depreciation and amortization                           $     54.9              52.8           48.1           43.2             39.3

FINANCIAL POSITION, AT YEAR-END
Working capital                                         $    130.6             209.4          219.8          339.9            335.8
Current ratio                                             1.3 to 1          1.6 to 1       1.6 to 1       2.3 to 1         2.3 to 1
Property, plant and equipment (net)                     $    305.3             308.9          310.1          251.9            217.9
Total assets                                            $  1,454.5           1,407.2        1,390.4        1,284.8          1,185.4
Long-term debt                                          $     99.7              99.6           99.6           99.5             99.5
Common shareholders' equity:
      Total                                             $    769.5             855.8          840.6          830.3            743.1
      Per share                                         $    12.55             13.00          12.42          12.06            11.05

NUMBER OF EMPLOYEES, AT YEAR-END                            10,469            10,190         10,562          8,801            8,178

(1) Special charge (credit) for 2000 reflects a special charge, offset by a reduction in the streamlining program accrual established in 1997.
(2) In the fourth quarter of 1997, the Company recorded a special charge of $52.0 million which reduced net income by $32.2 million or $0.47 per share. Excluding the special charge, net earnings from operations would have been $162.5 million or $2.36 per share-diluted.
(3) Calculated as net income before long-term interest expense divided by average total capital.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Beginning in 2000, the Company reports operations in three segments: Electrical, Power and Industrial Technology (renamed from "Other" during the year). The Telecommunications Segment, which in prior years consisted of the Company's Pulse Communications, Inc. ("Pulse") subsidiary, is now included in the Electrical Segment. This change resulted primarily from a reorganization of management responsibility and the April 2000 announcement by the Company that it had completed the sale of Pulse's digital subscriber line communications equipment business assets ("Wavepacer(R)") and certain related intellectual property to ECI Telecom, Ltd. of Petah Tikva, Israel. All prior year descriptions and amounts have been reclassified to conform to the current year presentation.

                              RESULTS OF OPERATIONS

                              2000 Compared to 1999

Consolidated net sales increased 1% (excluding the impact of the September 1999 disposition of The Kerite Company ("Kerite")) due to acquisitions and higher shipments of utility and lighting products. Offsetting these increases were a decline in orders and, consequently, sales to telephone companies at Pulse and weakness in commodity electrical products. Operating income on a comparative basis declined 6% (excluding the results of Kerite in 1999, gains on sale of business in 1999 and 2000 and special and nonrecurring charges in 2000). This decline is mainly attributable to the lower sales and higher logistical costs at the commodity electrical products business and lower lighting margins.

In February 2000, the Company announced an agreement to sell its WavePacer business assets to ECI Telecom Ltd. The transaction closed in April 2000, at which point the Company no longer absorbed new product development costs and associated operating costs for this business (a development stage company with limited revenues) which totaled approximately $4.5 million in 2000.

Electrical Segment sales declined 4% due to significantly lower sales at Pulse as a result of the decline in demand from telephone operating companies for the unit's core multiplexing access line products. In addition, declining orders and logistical issues associated with the start-up of a new central distribution warehouse to service primarily electrical commodity products led to lower sales in this business. Partially offsetting these declines were improved sales of premise wiring products due to a combination of strong international demand and new products. Despite favorable comparisons from having disposed of the WavePacer business assets of Pulse, operating profit was driven down by lower earnings in commodity products where high logistical costs related to freight and warehousing combined to reduce profitability versus 1999. However, management improved operations as the year progressed resulting in this business reporting breakeven operating income in the 2000 fourth quarter. The rate of profit improvement is expected to continue into 2001 in this business. The segment's 2000 profit also includes an $8.1 million gain on sale of a west-coast facility.

Power Segment sales increased 2%, excluding Kerite, on higher shipments across most product lines including overvoltage, connectors, apparatus and tool and rod. Full year sales in this segment reflect a slowing in the second half of the year in order input versus strong first half demand, consistent with the postponement by utility industry customers of necessary upgrades to the transmission and distribution infrastructure. Comparable operating income rose due to cost savings associated with the streamlining program. However, delays in completing certain streamlining actions to late 1999 and early 2000, primarily impacting high margin connector products, added cost in 2000 and reduced operating efficiencies. These actions were substantially completed by year-end. Although order input appears to have stabilized, it is expected to remain soft through the first half of 2001.

Industrial Technology Segment (renamed from "Other" in the Fourth Quarter 2000) sales were up 41% for the year versus 1999 as a result of the July 1999 acquisition of Haefely Test AG, a high voltage test and instrumentation business, and the July 2000 acquisition of GAI-Tronics Corporation ("GAI-Tronics"). GAI-Tronics is a leading supplier of specialized communications systems designed for indoor, outdoor and hazardous environments. Operating income rose 19% due to the effect of acquisitions. Within the segment's legacy businesses, slower industrial demand resulted in flat sales and modestly lower profits compared with 1999.

Special and nonrecurring charges

Full year operating results in 2000 reflect a special and nonrecurring charge, offset by a reduction in the streamlining program accrual established in 1997. These net costs, which were recorded in the first and second quarters of 2000, total $23.7 million ($17.8 million net of tax, or $0.29 per diluted share).

Net sales includes a nonrecurring charge of $3.5 million related to an increase in the reserve for customer returns and allowances. The increased reserve requirement was primarily in response to higher first half customer credit activity associated with inaccurate/incomplete shipments from the new electrical products central distribution warehouse. Credit activity in this business returned to historical levels by the end of the year.

Cost of sales reflects a special charge of $20.3 million in connection with management's decision to streamline its product offering and eliminate non-strategic inventory across all business units. The charge represents the cost of inventories identified for discontinuance and disposal. In total, approximately 10,900 or 9% of the company's total SKU's were discontinued in connection with this program. This rationalization of product is intended to facilitate improvements in manufacturing efficiencies and lower working capital needs. This action did not have any significant impact on service levels, sales or profitability throughout 2000 nor is it expected to in future years. This action is expected to be completed in the first quarter of 2001.

Special charge, net, reflects income of $.1 million consisting of the cost of additional first and second quarter 2000 cost reduction and streamlining actions offset by a reversal (income), in connection with management's ongoing review, of costs accrued in connection with the 1997 streamlining program. The components of the net charge and their timing were as follows (in millions):

                                                    First Quarter             Second Quarter            Full Year
                                                    -------------             --------------            ---------
         2000 special charge (expense)                  $ 3.7                      $ 6.7                  $ 10.4

         Reversal (income): 1997
           streamlining program                          (3.5)                      (7.0)                  (10.5)
                                                        -----                      -----                  ------

         (Income) expense, net                          $  .2                      $ (.3)                 $  (.1)
                                                        =====                      =====                  ======

2000 special charge

The 2000 special charge (expense) is comprised of asset impairments of $6.0 million and facility consolidation and downsizing, severance, and other provisions of $4.4 million. The asset impairments primarily consist of adjustments to the carrying cost of certain joint venture investments and write-downs of surplus equipment. The latter were either (1) acquired in connection with actions originally contemplated in the 1997 streamlining program which have been revised or (2) rendered obsolete as a result of the year 2000 product line discontinuance.

The following table sets forth the original components and year-end status of the 2000 special charge (in millions):

                             Employee        Asset         Exit
                             Benefits      Disposals       Costs         Total
                               -----         -----         -----         -----
2000 special charge            $ 1.6         $ 6.0         $ 2.8         $10.4
Non-cash write-offs             --            (6.0)         --            (6.0)
Cash expenditures               (1.6)         --            (1.8)         (3.4)
                               -----         -----         -----         -----

      Remaining reserve        $--           $--           $ 1.0         $ 1.0
                               =====         =====         =====         =====

1997 Streamlining Plan

In 1997, the Company recorded a special charge of $52.0 million ($32.2 million after-tax or $.47 per share), comprised of $32.4 million of accrued consolidation and streamlining costs, $9.5 million of facility asset impairments, a $7.4 million goodwill asset impairment, and other current employee and product line exit costs of $2.7 million. The Company's consolidation and streamlining initiatives (the "Plan") were undertaken to optimize the organization and cost structure primarily within the Electrical and Power Segments.

As part of management's ongoing review of estimated program costs in connection with the Plan, adjustments in the amount of $10.5 million were made in the first and second quarters of 2000. The adjustments (income) reflected costs originally estimated as part of the 1997 Plan which were deemed no longer required to complete certain actions in the Electrical and Power Segments. The changes in estimate within the Electrical Segment of $4.4 million occurred primarily in connection with newly appointed operating management's decision to terminate plans related to closure of the St. Louis, MO and South Bend, IN manufacturing facilities. In addition, the accrual reduction in the Power Segment of approximately $6.1 million relates to underspending of severance and exit costs, principally in connection with a foundry consolidation and relocation of production to lower cost areas. The underspending of severance is mainly due to an increased incidence of natural attrition and the reassignment of affected employees.

The components of the initial reserve at December 31, 1997, amounts utilized in 1997-2000, reversed in 2000, and the accrued consolidation and streamlining reserve balances remaining at December 31, 2000 were (in millions):

                                    Employee         Disposal            Accrued
                                    Benefits      and Exit Costs         Charge
                                     -----             -----             -----
1997 streamlining program            $15.6             $16.8             $32.4
Amounts utilized                      (8.3)             (9.1)            (17.4)
Amounts reversed in 2000              (5.4)             (5.1)            (10.5)
                                     -----             -----             -----

      Remaining reserve              $ 1.9             $ 2.6             $ 4.5
                                     =====             =====             =====

Beginning in 2001, annual savings and cost avoidance of the entire Plan should be as much as $25.0 million. One process consolidation action remains, which is scheduled to be completed in 2001. This action is consistent with the timing established in the Plan. Following completion of this action, the overall program will be substantially concluded.

Gain on sale of business

In April 2000, the Company completed the sale of its WavePacer business assets to ECI Telecom Ltd. for a cash purchase price of $61.0 million. The transaction produced a gain on sale of $36.2 million in the second quarter.

In 1999, the Company sold Kerite, a manufacturer of power cable previously included in the Power Segment. This transaction produced a gain on sale of $8.8 million.

Investment income increased due to higher average interest rates in 2000 versus 1999, partially offset by lower average investment balances due to a decline in investable funds resulting from a continuation of the share repurchase program, acquisitions, additions to property, plant and equipment, and overall lower earnings. The increase in interest expense primarily reflects the higher level of commercial paper outstanding during the year. The effective tax rate was 25.0% in 2000 versus 26.0% in 1999. The decrease in the consolidated effective tax rate results from a greater proportion of income being derived from tax advantaged operations in Puerto Rico.

Other income, net in 2000 includes the first quarter gain of $3.2 million on sale of leveraged lease investments in contemplation of their pending expiration. The 1999 balance includes insurance recoveries in connection with damage sustained from Hurricane Georges.

Net income declined in response to the decline in segment operating profit and the special and nonrecurring charges, offset by the gain on sale of Wavepacer business assets. However, diluted earnings per share increased as a result of a
4.6 million reduction in average diluted shares outstanding in connection with the 1997 share repurchase program (see Notes to Consolidated Financial Statements - Earnings Per Share).

                             1999 Compared to 1998

Consolidated net sales increased 2% on improved shipments of specification-grade products in the Electrical Segment combined with acquisitions. Offsetting these improvements was a decline in orders from telephone companies at Pulse; increased price competition across all businesses and the impact of the disposition of Kerite in September. Operating income declined 18%, excluding the gain on sale of Kerite, due to a downturn at Pulse, underperformance in the Power Segment and erosion in commercial products sales pricing.

Electrical Segment sales increased 1% on improved shipments of specification-grade wiring and lighting products and the full year effect of the 1998 lighting business acquisitions. These improvements were substantially offset by lower sales within the core product lines at Pulse due to reduced expenditures by the Regional Bell Operating Companies (RBOC's) beginning in the last four months of 1998. Despite higher sales of higher margin specification-grade products and a modest contribution from acquisitions, operating profits declined 19% due primarily to a high level of development expenses associated with new digital subscriber line products at Pulse. In addition, profits were negatively impacted by start-up costs associated with a new electrical products distribution center and reduced demand from petroleum industry customers for hazardous location products.

Power Segment sales increased 2% on higher shipments across most product lines including construction products, tool and rod, arresters and apparatus. The 2% year-over-year sales increase includes the negative volume effect of the September disposition of Kerite, partially offset by the February purchase of Chardon Electrical. Operating income declined 20% due to unanticipated delays and associated costs in implementing a complex series of changes as described under the Company's previously announced streamlining program. These changes include the relocation of production and distribution facilities to lower cost sites, reorganization of the segment into a feeder plant/centralized distribution structure and the implementation of integrated business systems. The added costs of the delayed implementation of these changes, consisting primarily of duplicate facility operating costs and low productivity at new facilities, reduced profits substantially.

Industrial Technology Segment sales were up 18% as a result of the July acquisition of Haefely Test AG, a high voltage test and instrumentation business, from Trench Switzerland AG. Excluding Haefely, segment sales declined slightly as favorable year-over-year comparisons at the Hipotronics operation were more than offset by continued low demand from customers in basic industries such as steel and petrochemicals. Operating income increased 15% due to improved efficiencies and effective cost control.

Gain on sale of business relates to the third quarter sale of Kerite, a manufacturer of power cable previously included in the Power Segment.

Investment income declined due to a decline in investable funds resulting from a continuation of the share repurchase program, acquisitions, additions to property, plant and equipment, and overall lower earnings. The increase in interest expense reflects the higher level of commercial paper outstanding during the year. The effective tax rate was 26.0% in 1999 versus 26.5% in 1998. The decrease in the consolidated effective tax rate reflects an overall higher level of tax advantaged earnings from Puerto Rican operations.

Other income, net has increased principally as a result of first-half insurance recoveries of $3.3 million in connection with prior year damage sustained from Hurricane Georges and benefits received in connection with corporate-owned life insurance.

Net income and diluted earnings per share declined in response to the segment operating issues noted above, offset by the sale of Kerite and a 1.8 million reduction in average diluted shares outstanding (see Notes to Consolidated Financial Statements - Earnings Per Share). In 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," which requires capitalization of certain costs incurred in the development of software other than internal-use software. Adoption of this statement resulted in the net capitalization of $3.9 million of research and development costs for the year, which would have been otherwise expensed. Capitalized software, net of amortization, is reported in Other Assets in the Consolidated Balance Sheet.


                         LIQUIDITY AND CAPITAL RESOURCES

Management views liquidity on the basis of the Company's ability to meet operational funding needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. The Company's working capital position remained strong at December 31, 2000 at $130.6 million versus $209.4 million at December 31, 1999. Total borrowings at December 31, 2000, were $359.2 million, 47% of shareholders equity. Versus December 31, 1999, the debt to equity ratio has increased due to financing higher inventory levels and the effect of continuing share purchases in connection with the Company's $300 million share repurchase program initiated and approved in December, 1997.

The Company's overall cash and investment balances remained strong at December 31, 2000 increasing to $267.7 million versus $230.7 million at December 31, 1999. The increase is primarily due to cash proceeds of $61.0 million received in April from the sale of the WavePacer business assets, partially offset by the July purchase of GAI-Tronics for $36.2 million and the December acquisition of Temco Electric Products Inc. ("Temco"). The year-over-year increase in cash and temporary cash investments also reflects the following: cash provided from operating and investing activities and the issuance of commercial paper; offset by investments in plant and equipment, quarterly dividend payments and the acquisition of treasury shares under the Company's 1997 share repurchase program. During 2000, the Company purchased 5.6 million Class A and

Class B shares for $142.8 million. Through December 31, 2000, the Company has completed the purchase of 9.3 million shares aggregating $291.2 million.

At its meeting in December 2000, the Company's Board of Directors authorized repurchase of an additional $300 million of Class A and Class B shares. This authorization is expected to be completed over a three-year period and will begin after the 1997 program is completed.

Cash provided by operations declined in 2000 versus 1999. Despite better management of accounts receivable, lower earnings from operations and higher inventory levels resulted in reduced operating cash flow. Higher inventory levels resulted from (1) management's focus on improving service levels, and (2) reduced inventory turnover as a result of a 2000 fourth quarter softening of certain of the Company's industrial markets.

Cash flow from investing activities reflects the completion of two acquisitions and one divestiture during the year. In April 2000, the Company completed the sale of Pulse's WavePacer business assets for a purchase price of $61.0 million. In July, the Company completed the purchase of common stock of GAI-Tronics for a cash purchase price of $36.2 million. In December, Temco was acquired for $7.4 million. In 1999, Chardon Electrical was acquired and reported in the Power Segment and Haefely Test AG, a high voltage test and instrumentation business, became a significant part of the Industrial Technology Segment. Lastly, in the 1999 third quarter, the Company completed the sale of Kerite for a sales price of $38.4 million.

Expenditures for property, plant and equipment were reduced in 2000 versus 1999 due primarily to the completion of the plant expansion undertaken in connection with the 1997 streamlining plan. While no significant commitments have been made at December 31, 2000, the Company anticipates that capital expenditures will range from $45.0-$55.0 million annually during the next three years. This level of expenditures reflects the historical capital investment pattern plus the normal capital requirements of acquired businesses.

Financing activities in 2000 reflect the annual increase in the dividend rate and the repurchase of $142.8 million of the Company's common stock under the 1997 share repurchase program.

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

The Company manufactures its products in North America, Switzerland, Puerto Rico, Mexico, Italy, and the United Kingdom and sells products in those markets as well as through sales offices in Singapore, The Peoples Republic of China, Mexico, Hong Kong, South Korea and the Middle East. International sales were 15% of the Company's sales in 2000 and 13% in 1999. The Canadian market represents 45%, Switzerland 19%, Mexico 16%, United Kingdom 11% and all other areas 9% of the total international sales. As such, the Company's operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. To manage this exposure, the

Company closely monitors the working capital requirements of its international units and to the extent possible will maintain their monetary assets in U.S. dollar instruments. The Company views this exposure as not being material to its operating results and, therefore, does not actively hedge its foreign currency risk.

Raw materials used in the manufacture of the Company's products include steel, brass, copper, aluminum, bronze, plastics, phenols, bone fiber, elastomers and petrochemicals as well as purchased electrical and electronic components. The Company's financial results could be affected by the availability and changes in prices of materials. The Company closely monitors its inventory requirements and utilizes multiple suppliers. The Company is not materially dependent upon any single material or supplier and does not actively hedge or use derivative instruments in the management of its inventories.

The financial results of the Company are subject to risk from interest rate fluctuations to the extent that there is a difference between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities. The principal objective of the Company's investment management activities is to maximize net investment income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company. As part of its investment management, the Company may use derivative financial products such as interest rate hedges and interest rate swaps. During the two years ended December 31, 2000 there were no material derivative positions.

The following table presents information related to interest risk sensitive instruments by maturity at December 31, 2000 (dollars in millions):

                                                                                                                       Fair
                                                                                                                       Value
Assets                     2001          2002         2003         2004         2005      Thereafter      Total       12/31/00
                          ------        ------       ------       ------       ------       ------        ------       ------
Available-for-sale
Investments               $  4.9        $  3.0       $  4.2       $   .4       $   .4       $  1.0        $ 13.9       $ 13.9
Avg. Interest Rate           4.7%          4.6%         4.6%         5.3%         4.7%         4.9%         --           --

Held-to-maturity
Investments               $  2.1        $  3.9       $  5.7       $  8.0       $  2.6       $156.7        $179.0       $179.9
Avg. Interest Rate           6.5%          6.7%         6.8%         7.0%         7.3%         6.0%         --           --

Liabilities

Commercial Paper &
Short-Term Borrowings     $(259.5)        --           --           --           --           --          $(259.5)     $(259.5)
Avg. Interest Rate           6.6%         --           --           --           --           --            --           --
Long-Term Debt              --            --           --           --           --         $(99.7)       $(99.7)      $(101.4)
Avg. Interest Rate          --            --           --           --           --            6.7%         --           --

As described in its Statement of Accounting Policies, the Company may use derivative financial instruments only if they are matched with a specific asset, liability, or proposed future transaction. The Company does not speculate or use leverage when trading a financial derivative product. There were no material derivative transactions during 2000.

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

                    Recently Issued Accounting Pronouncements

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", effective in the fourth quarter of fiscal years beginning after December 15, 1999 (October 1, 2000 for the Company). SAB 101 sets forth the basic principles of revenue recognition and does not supersede any existing authoritative literature. SAB 101 did not have any material impact on financial position or results of operations.

                           Forward-Looking Statements

Certain statements made in this Management's Discussion and Analysis of Results of Operations and Financial Condition, and elsewhere in this report, are forward-looking and are based on the Company's reasonable current expectations. These forward-looking statements may be identified by the use of words, such as "believe", "expect", "anticipate", "should", "plan", "estimated", "potential", "target", "goals", and "scheduled", among others. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in the specified statements. Such factors include, but are not limited to: the projection of improvement in the rate of progress made in lowering costs and improving profitability in the electrical products business, projected levels of capital expenditures, anticipated savings related to the consolidation and streamlining plan, and the timing of completion of actions in connection with the 2000 special charge.

Item 8.                 Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Hubbell Incorporated

In our opinion, the consolidated financial statements listed in the index on page 55 present fairly, in all material respects, the financial position of Hubbell Incorporated and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Stamford, Connecticut
January 17, 2001

                      Hubbell Incorporated and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in millions, except per share amounts)



Years Ended December 31,                    2000             1999            1998
------------------------                    ----             ----            ----
NET SALES                               $ 1,424.1         $ 1,451.8        $ 1,424.6
Cost of goods sold                        1,055.0*          1,042.8            986.4
                                        ---------         ---------        ---------

GROSS PROFIT                                369.1             409.0            438.2
Special charge (credit), net                  (.1)               --               --
Selling & administrative expenses           220.9             223.4            212.1
(Gain) on sale of business                  (36.2)             (8.8)              --
                                        ---------         ---------        ---------

OPERATING INCOME                            184.5             194.4            226.1
                                        ---------         ---------        ---------

OTHER INCOME (EXPENSE):
  Investment income                          15.9              13.4             16.7
  Interest expense                          (19.7)            (15.9)            (9.9)
  Other income (expense), net                 3.6               5.1             (2.4)
                                        ---------         ---------        ---------

  TOTAL OTHER INCOME (EXPENSE)                (.2)              2.6              4.4
                                        ---------         ---------        ---------

INCOME BEFORE INCOME TAXES                  184.3             197.0            230.5
  Provision for income taxes                 46.1              51.2             61.1
                                        ---------         ---------        ---------

NET INCOME                              $   138.2         $   145.8        $   169.4
                                        =========         =========        =========


EARNINGS PER SHARE:
      Basic                             $    2.26         $    2.24        $    2.56
      Diluted                           $    2.25         $    2.21        $    2.50

*  2000 includes a special charge of $20.3 for product rationalization.


                See notes to consolidated financial statements.

                      Hubbell Incorporated and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)

Years Ended December 31,                                             2000         1999           1998
------------------------                                             ----         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $138.2        $145.8        $169.4
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Gain on sale of businesses                                      (36.2)         (8.8)           --
     Gain on sale of assets                                          (11.2)           --            --
     Depreciation and amortization                                    54.9          52.8          48.1
     Deferred income taxes                                             2.2           8.5           5.2
     Expenditures/reversals, streamlining and special charges        (24.0)         (5.4)         (6.8)
     Special charge 2000                                              10.4            --            --
     Changes in assets and liabilities, net of the effects
     of business acquisitions/dispositions:
         (Increase) Decrease in accounts receivable                   17.6         (15.6)          (.2)
         (Increase) Decrease in inventories                          (11.4)         25.0          (2.2)
         (Increase) Decrease in other current assets                  (3.1)          2.7          10.4
         Increase (Decrease) in current liabilities                  (10.6)        (23.4)        (34.4)
         (Increase) Decrease in other, net                            (3.0)         (5.6)           .9
                                                                    ------        ------        ------
Net cash provided by operating activities                            123.8         176.0         190.4
                                                                    ------        ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of businesses                                                    61.0          37.4            --
Acquisition of businesses, net of cash acquired                      (43.6)        (38.3)        (78.4)
Proceeds from disposition of assets                                   23.3            --            --
Additions to property, plant and equipment                           (48.6)        (53.7)        (86.1)
Purchase of non-current investments                                   (5.6)        (37.4)        (36.0)
Receipt of principal, maturity and sale of
   non-current investments                                            19.4          27.9          44.2
Other, net                                                             8.6          (2.1)        (40.6)
                                                                    ------        ------        ------
Net cash provided by (used in) investing activities                   14.5         (66.2)       (196.9)
                                                                    ------        ------        ------

CASH FLOWS FROM FINANCING ACTIVITIES
Commercial paper and notes - borrowing                               132.4          13.8         113.0
Payment of dividends                                                 (81.2)        (82.2)        (79.7)
Acquisition of treasury shares                                      (142.8)        (57.4)        (82.8)
Exercise of stock options                                              4.1           9.9          10.9
                                                                    ------        ------        ------
Net cash used in financing activities                                (87.5)       (115.9)        (38.6)
                                                                    ------        ------        ------

INCREASE (DECREASE) IN CASH AND TEMPORARY
   CASH INVESTMENTS                                                   50.8          (6.1)        (45.1)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of year                                                     24.0          30.1          75.2
                                                                    ------        ------        ------
End of year                                                         $ 74.8        $ 24.0        $ 30.1
                                                                    ======        ======        ======

                 See notes to consolidated financial statements.

                      Hubbell Incorporated and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                      At December 31, (Dollars in millions)

ASSETS                                                       2000           1999
------                                                       ----           ----
CURRENT ASSETS
Cash and temporary cash investments                       $   74.8       $   24.0
Accounts receivable less allowances of $4.2
  in 2000 and $4.1 in 1999                                   209.8          218.7
Inventories                                                  298.6          278.5
Prepaid and other assets                                      36.8           39.6
                                                          --------       --------

  Total current assets                                       620.0          560.8
                                                          --------       --------

PROPERTY, PLANT, AND EQUIPMENT, AT COST
Land                                                          15.8           17.2
Buildings                                                    148.3          157.4
Machinery and equipment                                      465.2          431.3
                                                          --------       --------

                                                             629.3          605.9

  Less accumulated depreciation                              324.0          297.0
                                                          --------       --------

  Net property plant and equipment                           305.3          308.9
                                                          --------       --------

OTHER ASSETS
Investments                                                  192.9          206.7
Purchase price in excess of net assets of
  companies acquired, less accumulated amortization
  of $44.4 in 2000 and $37.2 in 1999                         262.0          241.3
Other                                                         74.3           89.5
                                                          --------       --------

     Total other assets                                      529.2          537.5
                                                          --------       --------
                                                          $1,454.5       $1,407.2
                                                          ========       ========

                See notes to consolidated financial statements.

                      Hubbell Incorporated and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                      At December 31, (Dollars in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY                             2000            1999
------------------------------------------------------         --------        --------
CURRENT LIABILITIES
Commercial paper and other borrowings                        $  259.5        $  127.1
Accounts payable                                                 69.9            75.9
Accrued salaries, wages and employee benefits                    21.0            22.6
Accrued income taxes                                             43.9            32.6
Dividends payable                                                19.5            20.8
Other accrued liabilities                                        75.6            72.4
                                                             --------        --------

  Total current liabilities                                     489.4           351.4
                                                             --------        --------

LONG-TERM DEBT                                                   99.7            99.6
                                                             --------        --------

OTHER NON-CURRENT LIABILITIES                                    89.9            90.5
                                                             --------        --------

DEFERRED INCOME TAXES                                             6.0             9.9
                                                             --------        --------

COMMON SHAREHOLDERS' EQUITY
Common Stock, par value $.01
  Class A - authorized 50,000,000 shares, outstanding
   9,637,338 and 10,274,567 shares                                 .1              .1
  Class B - authorized 150,000,000 shares, outstanding
   49,120,453 and 53,977,630 shares                                .5              .5
Additional paid-in capital                                      211.0           349.7
Retained earnings                                               577.4           519.1
Cumulative translation adjustments                              (19.5)          (13.6)
Unrealized gain (loss) on investments                              --              --
                                                             --------        --------
Total common shareholders' equity                               769.5           855.8
                                                             --------        --------

                                                             $1,454.5        $1,407.2
                                                             ========        ========

                 See notes to consolidated financial statements.

                      Hubbell Incorporated and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 (Dollars in millions, except per share amounts)

                                 Class A      Class B    Additional                    Cumulative       Unrealized
For the three years ended        Common       Common     Paid-In       Retained       Translation       Gain (Loss)    Comprehensive
December 31, 2000                Stock         Stock     Capital       Earnings        Adjustments    on Investments      Income
-----------------              ----------     ---------   ---------      ----------     ------------    --------------  ------------
BALANCE AT DECEMBER 31, 1997     $     .1      $     .6    $  472.7      $  366.9       $    (10.1)         $  .1
Net income                                                                  169.4       $                                   169.4
Translation adjustments                                                                       (3.5)                          (3.5)
Unrealized gain (loss)
      on investments                                                                                                          --
                                                                                                                         ---------
      Comprehensive Income                                                                                               $  165.9
                                                                                                                         =========
Exercise of stock options                                       7.9
Acquisition of treasury shares                      (.1)      (82.8)
Cash dividends declared
      ($1.22 per share)                                                     (80.6)
                               ----------     ---------   ---------      ----------     ------------     ----------
BALANCE AT DECEMBER 31, 1998     $     .1      $     .5   $   397.8       $  455.7           $(13.6)        $  .1
                               ==========     =========   =========      ==========     ============     ==========
Net income                                                                   145.8                                       $  145.8
Translation adjustments                                                                                                      --
Unrealized (loss)
    on investments                                                                                            (.1)            (.1)
                                                                                                                         ---------
      Comprehensive Income                                                                                               $  145.7
                                                                                                                         =========
Exercise of stock options                                       9.3
Acquisition of treasury shares                                (57.4)
Cash dividends declared
      ($1.27 per share)                                                      (82.4)
                               ----------     ---------   ---------      ----------     ------------     ----------
BALANCE AT DECEMBER 31, 1999     $      .1  $        .5   $   349.7        $ 519.1          $ (13.6)        $  --
                               ==========     =========   =========      ==========     ============     ==========

Net income                                                                   138.2                                      $   138.2
Translation adjustments                                                                        (5.9)                         (5.9)
Unrealized gain (loss)
      on investments                                                                                                           --
                                                                                                                        ---------
      Comprehensive Income                                                                                              $   132.3
                                                                                                                        =========
Exercise of stock options                                       4.1
Acquisition of treasury shares                               (142.8)
Cash dividends declared
      ($1.31 per share)                                                      (79.9)
                               ----------     ---------   ---------      ----------     ------------     ----------
BALANCE AT DECEMBER 31, 2000    $      .1      $     .5    $  211.0       $  577.4       $    (19.5)        $  --
                               ==========     =========   =========      ==========     ============     ==========

                 See notes to consolidated financial statements

                      Hubbell Incorporated and Subsidiaries
                        STATEMENT OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include all subsidiaries; all significant intercompany balances and transactions have been eliminated. Investments in joint ventures are accounted for by using the equity method. Certain reclassifications, which were not significant, have been made in prior period financial statements to conform to the 2000 presentation.

Revenue Recognition

Revenue is recognized from sales upon shipment of products to customers and when the risks and rewards of ownership pass to customers. Sales discounts, quantity rebates, allowances and warranty costs are estimated based on experience and recorded in the period in which the sale is recorded.

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

Investments

Investments in debt and equity securities are classified by individual security into one of three separate categories: trading, available-for-sale or held-to-maturity. Trading investments are bought and held principally for the purpose of selling them in the near term and are carried at fair market value. Adjustments to the carrying value of trading investments are included in current earnings. Available-for-sale investments are intended to be held for an indefinite period but may be sold in response to events not reasonably expected in the future. These investments are carried at fair value with adjustments recorded in shareholders' equity net of tax. Debt securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. The effects of amortizing these securities are recorded in current earnings.

Inventories

Inventories are stated at the lower of cost or market. The cost of substantially all domestic inventories, 77% of total inventory value, is determined on the basis of the last-in, first-out (LIFO) method of inventory accounting. The cost of foreign inventories and certain domestic inventories is determined on the basis of the first-in, first-out (FIFO) method of inventory accounting.

Property, Plant, and Equipment

Property, plant, and equipment placed in service prior to January 1, 1999 are depreciated over their estimated useful lives, principally using accelerated methods. Assets placed in service subsequent to January 1, 1999 are depreciated using straight-line methods. The change to the straight-line method did not have a material impact on the Company's financial position or results of operations.

Capitalized Software

In 1999, the Company was first required to apply Statement of Financial Accounting Standard ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". SFAS 86 requires capitalization of certain costs incurred in the development of software other than internal-use software. Application of this statement resulted in the net capitalization of $0 and $3.9 million of research and development costs in 2000 and 1999, respectively, which would have been otherwise expensed. Capitalized software, net of amortization, is reported in Other Assets in the Consolidated Balance Sheet.

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

Stock-Based Compensation

"SFAS" 123 - "Accounting for Stock-Based Compensation" permits, but does not require, a fair value based method of accounting for employee stock option and performance plans which results in compensation expense being recognized in the results of operations when awards are granted. The Company continues to use the current intrinsic value based method of accounting for such plans where compensation expense is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the exercise price. However, as required by SFAS 123, the Company provides pro forma disclosure of net income and earnings per share in the notes to the consolidated financial statements as if the fair value based method of accounting has been applied.

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

Derivatives

The Company, to limit financial risk in the management of its assets, liabilities and debt may use derivative financial instruments such as: foreign currency hedges, commodity hedges, interest rate hedges and interest rate swaps. All derivative financial instruments must be matched with an existing Company asset, liability or proposed transaction. Market value gains or losses on the derivative financial instrument are recognized in income when the effects of the related price changes of the related asset or liability are recognized in income. There were no material derivative transactions, individually or in total, for the three years ended December 31, 2000.

                      Hubbell Incorporated and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SPECIAL AND NONRECURRING CHARGES

Full year operating results in 2000 reflect a special and nonrecurring charge, offset by a reduction in the streamlining program accrual established in 1997. These net costs, which were recorded in the first and second quarters of 2000, total $23.7 million ($17.8 million net of tax, or $0.29 per diluted share).

In accordance with authoritative guidelines for reporting and disclosure, the Company's charges and accrual reversal are recorded within their respective classifications in the consolidated statement of income, as follows (in millions):

                                         First Quarter    Second Quarter       Year 2000
Nonrecurring charges:
         Net sales                           $  --           $ 3.5              $ 3.5
Special charges (credits):
         Cost of goods sold                     --            20.3               20.3
         Special charge (credits), net          .2             (.3)               (.1)
                                             -------         -------            -------

         Total Cost                          $  .2           $23.5              $23.7
                                             =======         =======            =======

Net sales includes a nonrecurring charge of $3.5 million related to an increase in the reserve for customer returns and allowances. The increased reserve requirement is primarily in response to higher first half customer credit activity associated with inaccurate/incomplete shipments from the new electrical products central distribution warehouse.

Cost of sales reflects a special charge in connection with management's decision to streamline its product offering and eliminate non-strategic inventory across all business units. The charge represents the cost of inventories identified for discontinuance and disposal. In total, approximately 10,900 or 9% of the Company's total SKU's have been discontinued in connection with this program.

Special charge, net, reflects income of $.1 million consisting of the cost of additional first and second quarter 2000 cost reduction and streamlining actions offset by a reversal (income), in connection with management's ongoing review, of costs accrued in connection with the 1997 streamlining program. The components of the net charge and their timing were as follows (in millions):

                                  First Quarter   Second Quarter   Year 2000

2000 special charge (expense)       $   3.7        $   6.7        $  10.4

Reversal (income): 1997
   streamlining program                (3.5)          (7.0)         (10.5)
                                    ---------      ---------      --------

(Income) expense, net               $    .2        $   (.3)       $   (.1)
                                    =========      =========      =========

2000 Special Charge

The 2000 special charge (expense) is comprised of asset impairments of $6.0 million and facility consolidation and downsizing, severance, and other provisions of $4.4 million. The asset impairments primarily consist of adjustments to the carrying cost of certain joint venture investments and write-downs of surplus equipment. The latter were either (1) acquired in connection with actions originally contemplated in the 1997 streamlining program which have been revised or (2) rendered obsolete as a result of the year 2000 product line discontinuance.

The following table sets forth the original components and year-end status of the 2000 special charge (in millions):




                          Employee     Asset       Exit
                          Benefits    Disposals    Costs       Total
                          --------    ---------    -----       -----
2000 special charge       $ 1.6       $ 6.0       $ 2.8       $10.4
Non-cash write-offs          --        (6.0)         --        (6.0)
Cash expenditures          (1.6)         --        (1.8)       (3.4)
                          -------     -------     -------     -------

Remaining reserve         $  --       $  --       $ 1.0       $ 1.0
                          =======     =======     =======     =======


1997 Streamlining Plan

In 1997, the Company recorded a special charge of $52.0 million ($32.2 million after-tax or $.47 per share), comprised of $32.4 million of accrued consolidation and streamlining costs, $9.5 million of facility asset impairments, a $7.4 million goodwill asset impairment, and other current employee and product line exit costs of $2.7 million. The Company's consolidation and streamlining initiatives (the "Plan") were undertaken to optimize the organization and cost structure primarily within the Electrical and Power Segments.

As part of management's ongoing review of estimated program costs in connection with the Plan, adjustments in the amount of $10.5 million were made in the first and second quarters of 2000. The adjustments (income) reflected costs originally estimated as part of the 1997 Plan which were deemed no longer required to complete certain actions in the Electrical and Power Segments. The changes in estimate within the Electrical Segment of $4.4 million occurred primarily in connection with newly appointed operating management's decision to terminate plans related to closure of the St. Louis, MO and South Bend, IN manufacturing facilities. In addition, the accrual reduction in the Power Segment of approximately $6.1 million relates to underspending of severance and exit costs, principally in connection with a foundry consolidation and relocation of production to lower cost areas. The underspending of severance is mainly due to an increased incidence of natural attrition and the reassignment of affected employees.

The components of the initial reserve at December 31, 1997, amounts utilized in 1997-2000, reversed in 2000, and the accrued consolidation and streamlining reserve balances remaining at December 31, 2000 were (in millions):


                              Employee      Disposal          Accrued
                              Benefits    and Exit Costs      Charge
                              --------    --------------      ------

1997 streamlining program       $15.6        $16.8            $32.4
Amounts utilized                 (8.3)        (9.1)           (17.4)
Amounts reversed in 2000         (5.4)        (5.1)           (10.5)
                                -----        -----            -----
    Remaining reserve           $ 1.9        $ 2.6            $ 4.5
                                =====        =====            =====

One process consolidation action remains, which is scheduled to be completed in 2001. This action is consistent with the timing established in the Plan. Following completion of this action, the overall program will be substantially concluded.


ACQUISITIONS

In July 2000, Hubbell acquired the stock of GAI-Tronics Corporation from Salient 3 Communications, Inc. Based in Reading, Pennsylvania, GAI-Tronics is a leading supplier of specialized communications systems designed for indoor, outdoor and hazardous environments. GAI-Tronics is included in the Industrial Technology Segment. To complement the Company's Electrical Segment, Hubbell acquired the stock of Temco Electric Products Inc. of Quebec, Canada in December 2000. Temco designs and manufactures electrical outlet boxes, metallic wall plates and related accessories.

In the 1999 first quarter, Chardon Electrical of Greenville, TN was acquired in the Power Segment. Chardon is a manufacturer of high voltage cable accessory products and technology for use in the electric utility market. In the 1999 third quarter, the company completed the purchase of Haefely Test AG, a high voltage test and instrumentation business from Trench Switzerland AG. As a significant part of the Industrial Technology Segment, Haefely produces high voltage test and measurement and a full line of electromagnetic test equipment used in compliance testing of telecommunications and Local Area Network (LAN) systems. With complementary high voltage product lines from Hubbell's Hipotronics business, Haefely broadens the company's participation in the European and Asian sectors of this global market.

During 1998, the Company acquired three lighting businesses which augmented the existing lighting products portfolio. In the first quarter, Devine Lighting of Kansas City, MO which specializes in design-oriented architectural outdoor lighting fixtures was purchased. In the late fourth quarter, Sterner Lighting based in Eden Prairie, MN, and Chalmit Lighting based in Glasgow, Scotland were acquired. Sterner designs and manufactures specification grade outdoor lighting fixtures and custom lighting products as well as indoor sports and arena lighting. Chalmit manufactures lighting fixtures for hazardous and corrosive locations. Lastly, to broaden the Company's telecommunication product lines, Siescor Technologies, Inc. based in Tulsa, OK was acquired. Siescor designs and manufactures digital loop carrier systems used to connect subscribers to central office telephone switches for voice and data communications over copper, fiber and digital microwave networks. In addition, two minor product lines were acquired in the first quarter of the year. All of the businesses were acquired for cash of $78.4 million and the transactions were recorded under the purchase method of accounting.

The costs of the acquired businesses have been allocated to assets acquired and liabilities assumed based on fair values with the residual amount assigned to goodwill, which is being amortized over ten to forty years. The businesses have been included in the financial statements as of their respective acquisition dates and represented approximately 2% of net sales in 2000, 1% in 1999, and 3% in 1998 with no material effect on the Company's reported earnings.

In connection with the above acquisitions, liabilities were assumed as follows (in millions):

                                                                                    2000          1999        1998
                                                                                    ----          ----        ----
Fair value of assets acquired including goodwill                                    $57.6        $47.3        $95.1
Cash paid for businesses, net of cash acquired                                      (43.6)       (38.3)       (78.4)
                                                                                    ------       ------       ------
Liabilities assumed                                                                 $14.0        $ 9.0        $16.7
                                                                                    =====        ======       =====

DISPOSITIONS

In April, 2000, Hubbell sold its digital subscriber line communications equipment business ("WavePacer(R)"), and certain related intellectual property to ECI Telecom Ltd. Gross proceeds were $61.0 million and the transaction produced a gain on sale of $36.2 million in the second quarter. WavePacer solutions enable delivery of high speed network access for data-intensive applications such as telecommuting, branch office connectivity, and remote internet access; and WavePacer remote access multiplexers provide asymmetric digital subscriber designated line (ADSL) series to remote locations and are capable of interfacing with any vendor's equipment in the central office.

In September 1999, the Company completed the sale of Kerite, a wholly-owned subsidiary reported in the Power Segment. Kerite, which manufactures high-performance, insulated power cable, was sold to The Marmon Corporation for a cash purchase price of $38.4 million. The sale produced a net gain of $8.8 million which is included in Operating income in the Consolidated Statement of Income.

INVESTMENTS

Investments consist primarily of mortgage-backed securities, asset-backed securities, corporate bonds, U.S. Treasury Notes, and common stocks. Investments which are available-for-sale are stated at market values based on current quotes while investments which are being held-to-maturity are stated at amortized cost. There were no securities during 2000 and 1999 that were classified as trading investments. Certain portfolio securities that are affected by changes in interest rates may be hedged with futures contracts for U.S. Treasury Notes and Bonds. Market value gains and losses on the futures contracts are recognized in income when the effects of the related price changes in the value of the hedged securities are recognized. At December 31, 2000 there were no open futures contracts.

The following tables set forth selected data with respect to the Company's long-term investments at December 31, (in millions):


                                                              2000
                                     -------------------------------------------------------------

                                                   Gross         Gross
                                     Amortized  Unrealized    Unrealized       Fair      Carrying
                                       Cost        Gains        Losses        Value        Value
                                     ---------  ----------   -----------     --------     --------
  AVAILABLE-FOR-SALE INVESTMENTS
Common Stocks                          $   ---    $  ---     $   --         $  ---        $  ---
Municipal Bonds
                                         13.9         --         --           13.9          13.9
                                       ------     ------     ------         ------        ------
Total Available-For-Sale
Investments                            $ 13.9     $  ---     $   --         $ 13.9        $ 13.9
                                       ======     ======     ======         ======        ======
   HELD-TO-MATURITY INVESTMENTS
Federal National Mortgage
    Assoc. Securities  (FNMA)          $ 70.4     $   .4     $  (.5)        $ 70.3        $ 70.4
Gov't. National Mortgage
    Assoc. Securities  (GNMA)            20.2         .4         --           20.6          20.2
Federal Home Loan Mortgage
    Corporation Securities (FHLMC)       26.6         .5        (.5)          26.6          26.6
U.S. Treasury Notes & Municipal,
   Asset-Backed and Corporate
   Bonds
                                         61.8         .6         --           62.4          61.8
                                       ======     ======     ======         ======        ======
Total Held-To-Maturity
Investments                            $179.0     $  1.9     $ (1.0)        $179.9        $179.0
                                       ======     ======     =======        ======        ======



                                                                    1999
                                        ------------------------------------------------------------

                                                       Gross         Gross
                                        Amortized    Unrealized    Unrealized      Fair      Carrying
                                           Cost        Gains         Losses       Value       Value
                                         ---------    ----------    ----------  ----------   --------
  AVAILABLE-FOR-SALE INVESTMENTS
Common Stocks                             $  ---        $   --         $   --      $   --       $  --
Municipal Bonds
                                            13.3            --             --        13.3         13.3
Total Available-For-Sale                  ------        ------         ------      ------       ------
Investments                               $ 13.3        $   --         $   --      $ 13.3       $ 13.3
                                          ======        ======         ======      ======       ======

   HELD-TO-MATURITY INVESTMENTS
Federal National Mortgage
    Assoc. Securities  (FNMA)             $ 78.0        $  1.5         $ (5.6)     $ 73.9       $ 78.0
Gov't. National Mortgage
    Assoc. Securities  (GNMA)               23.5           1.4           (1.2)       23.7         23.5
Federal Home Loan Mortgage
    Corporation Securities (FHLMC)          29.8            --           (2.1)       27.7         29.8
U.S. Treasury Notes & Municipal,
   Asset-Backed and Corporate
   Bonds
                                            62.1            .3           (1.5)       60.9         62.1
                                          ------         ------         ------     ------       ------
Total Held-To-Maturity
Investments                               $193.4        $  3.2         $(10.4)     $186.2       $193.4
                                          ======        ======         ======      ======       ======

INVESTMENTS CONT'D.

Contractual maturities of investments in debt securities, available-for-sale and held-to-maturity at December 31, 2000 were as follows (in millions):


                                                                                                              U.S.Treasury
                                                                                                                 Notes &
                                  FNMA                        GNMA                     FHLMC                  Other Bonds
                                Amortized       Fair       Amortized      Fair       Amortized       Fair      Amortized     Fair
                                  Cost         Value          Cost        Value        Cost         Value        Cost        Value
                                ---------   ----------   -----------  -----------   ----------    ----------  ----------   --------
AVAILABLE-FOR-SALE
INVESTMENTS
Due within 1 year             $    --       $    --      $    --      $    --       $    --       $    --     $   5.0       $   5.0
After 1 but within 5 years         --            --           --           --            --            --         8.0           8.0
After 5 but within 10 years                                                                                        .9            .9

TOTAL                         $    --       $    --      $    --      $    --       $    --       $    --     $  13.9       $  13.9
                              ==========    ==========   ==========   ===========   ==========    =========== ==========   ========

         HELD-TO-MATURITY
           INVESTMENTS
Due within 1 year             $    --       $    --      $    --      $    --       $    --       $    --     $   2.1       $   2.1
After 1 but within 5 years         --            --          2.4          2.4            --            --        17.9          18.2
After 5 but within 10 years       2.9           2.9          9.1          9.5            --            --        41.2          41.5
After 10 years                   67.5          67.4          8.7          8.7          26.6          26.6          .6            .6
                                ---------   ----------   -----------  -----------   ----------    ----------  ----------   --------
TOTAL                         $  70.4       $  70.3      $  20.2      $  20.6       $  26.6       $  26.6     $  61.8       $  62.4
                              =========     ==========   =========    =========     ==========    =========== ==========   ========

The change in net unrealized holding gain or loss on available-for-sale securities that has been included in the separate component of shareholders' equity was immaterial in 2000 and 1999. The cost basis used in computing the gain or loss on these securities was through specific identification. The proceeds from the sale of these securities were $4.9 million in 2000 and $3.2 million in 1999.

INVENTORIES

Inventories are classified as follows at December 31, (in millions):

                                                                 2000          1999
                                                              -------       -------
Raw material                                                  $  93.1       $  92.8
Work-in-process                                                  75.0          72.3
Finished goods                                                  172.9         158.9
                                                              -------       -------
                                                                341.0         324.0

Excess of current production costs over LIFO cost basis          42.4          45.5
                                                              -------       -------
Total                                                         $ 298.6       $ 278.5
                                                              =======       =======

The financial accounting basis for the LIFO inventories of acquired companies exceeds the tax basis by approximately $29.6 million at December 31, 2000.

INCOME TAXES

The following table sets forth selected data with respect to the Company's income tax provisions for the years ended December 31, (in millions):


                                      2000          1999          1998
                                   -------       -------       -------
Income before income taxes:
           United States           $ 170.1       $ 193.0       $ 225.0
           International              14.2           4.0           5.5
                                   -------       -------       -------
           Total                   $ 184.3       $ 197.0       $ 230.5
                                   =======       =======       =======

Provisions for income taxes:
           Federal                 $  36.2       $  38.5       $  49.3
           State                       3.3           3.0           4.0
           International               4.4           1.2           2.6
           Deferred                    2.2           8.5           5.2
                                   -------       -------       -------
           Total                   $  46.1       $  51.2       $  61.1
                                   =======       =======       =======

The principal items making up the deferred tax provisions (benefits) are set forth in the following table for the years ended December 31, (in millions):


                                                  2000           1999           1998
                                               -------        -------        -------
Transactions of leasing subsidiary             $  (3.3)       $  (1.5)       $  (1.4)
Streamlining and special charge reserves           5.5            2.0            3.2
Depreciation                                       3.1           (1.6)           1.5
Other, net                                        (3.1)           9.6            1.9
                                               -------        -------        -------
Total                                          $   2.2        $   8.5        $   5.2
                                               =======        =======        =======

The components of the net deferred tax (asset) liability at December 31, (in millions) were as follows:

                                                                                  2000                1999
                                                                                  ----                ----
Deferred tax assets:
          Inventory                                                              $ 2.8               $ 3.9
          Pensions                                                                14.6                15.9
          Postretirement and postemployment benefits                               9.9                 8.2
          Accrued consolidation and streamlining charge                            2.0                 7.5
          Accrued liabilities                                                     39.2                37.4
                                                                                ------              ------

Total deferred tax asset                                                         $68.5               $72.9
                                                                                 -----               ------

Deferred tax liabilities:
          Property, plant, and equipment                                          27.9                24.8
          Leasing subsidiary                                                       9.4                12.7
          LIFO inventories of acquired businesses                                 11.3                11.3
          Miscellaneous other                                                      7.8                 9.7
                                                                                ------               -----

          Total deferred tax liability                                            56.4                58.5
                                                                                ------               ------

Net deferred tax (asset)                                                        $(12.1)             $(14.4)
                                                                                =======             =======

Deferred taxes are classified in the financial statements at December 31, 2000 and 1999 as a net short-term deferred tax asset of $18.1 million and $24.3 million, respectively, and a net long-term deferred tax liability of $6.0 million and $9.9 million, respectively.

At December 31, 2000, United States income taxes had not been provided on approximately $29.9 million of undistributed international earnings. Payments of income taxes were $33.4 million in 2000, $46.6 million in 1999 and $60.7 million in 1998.

The consolidated effective income tax rates varied from the United States federal statutory income tax rate for the years ended December 31, as follows:

                                                                     2000             1999              1998
                                                                     ----             ----              ----
Federal statutory income tax rate                                     35.0%            35.0%            35.0%
State income taxes, net of federal benefit                             1.3              1.3              1.3
Tax-exempt income                                                      (.4)             (.3)            (1.9)
Non-taxable income from
         Puerto Rico operations                                      (11.8)           (10.7)            (8.4)
Other, net                                                              .9               .7               .5
                                                                      -----            -----            -----
Consolidated effective income tax rate                                25.0%            26.0%            26.5%
                                                                      =====            ====             ====

OTHER NON-CURRENT LIABILITIES

Other Non-Current Liabilities consists of the following at December 31, (in millions):

                                                                     2000             1999
                                                                     ----             ----

Pensions                                                             $44.0            $44.1
Other postretirement benefits                                         26.1             27.7
Accrued consolidation and streamlining charge                        ---                9.5
Other, net                                                            19.8              9.2
                                                                    ------            -----
      Total                                                          $89.9            $90.5
                                                                     =====            =====

RETIREMENT BENEFITS

The Company and its subsidiaries have a number of non-contributory defined benefit pension plans and other non-pension retirement benefit plans. During 2000 and 1999, the Company made an acquisition where defined benefit pension assets and liabilities of the acquired company were assumed. In addition, the sale of Kerite in 1999 resulted in a settlement and curtailment of the pension obligations for that company.

The following table sets forth the reconciliation of beginning and ending balances of the benefit obligations and the plan assets for the above plans at December 31, (in millions):

                                                      Pension Benefits         Other Benefits*


                                                      2000       1999         2000        1999
                                                      ----       ----         ----        ----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year           $ 239.2      $ 252.4      $ 27.7      $ 29.3
Service cost                                          8.5          9.8          .3          .3
Interest cost                                        17.7         16.7         1.1         1.2
Plan amendments                                        .1           --        --          --
Actuarial (gain) loss                                 4.1        (17.3)        (.3)       (1.2)
Settlement and curtailment gains
    (Sale of Kerite)                                   --         (5.9)       --          --
Acquisitions                                          5.5          3.7        --          --
Benefits paid                                       (12.7)       (20.2)       (2.7)       (1.9)
                                                  -------      -------      ------      ------

Benefit obligation at end of year                 $ 262.4      $ 239.2      $ 26.1      $ 27.7
                                                  -------      -------      ------      ------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year    $ 242.6      $ 230.7      $ --        $ --
Actual return on plan assets                          5.4         24.9        --          --
Acquisitions                                          6.3          4.0        --          --
Employer contributions                                4.3          3.2        --          --
Benefits paid                                       (12.7)       (20.2)       --          --
                                                  -------      -------      ------      ------

Fair value of plan assets at end of year          $ 245.9      $ 242.6      $ --        $ --
                                                  -------      -------      ------      ------

FUNDED STATUS                                     $ (16.5)     $   3.4      $(26.1)     $(27.7)
Unrecognized net actuarial gain                     (28.9)       (49.5)       --          --
Unrecognized prior service cost                       1.0          1.0        --          --
                                                  -------      -------      ------      ------

Accrued benefit cost                              $ (44.4)     $ (45.1)     $(26.1)     $(27.7)
                                                  -------      -------      ------      ------

WEIGHTED-AVERAGE ASSUMPTIONS AS OF
   DECEMBER 31
Discount rate                                        7.50%        7.75%       7.50%       7.75%
Expected return on plan assets                       9.00%        8.50%        N/A         N/A
Rate of compensation increase                        4.75%        4.75%        N/A         N/A

*Note: Other Benefits have been adjusted to include other post employment benefits required pursuant to SFAS112.

The following table sets forth the components of pension and other benefits cost for the years ended December 31, (in millions):

                                              Pension Benefits           Other Benefits

                                          2000     1999      1998     2000   1999     1998
                                          ----     ----      ----     ----   ----     ----
COMPONENTS OF NET PERIODIC
   BENEFIT COST
Service cost                          $   8.5   $   9.8   $   8.9   $   .3  $   .3  $   .3
Interest cost                            17.7      16.7      16.1      1.1     1.2     1.2
Expected return on plan assets          (21.2)    (18.0)    (16.6)      --      --      --
Amortization of prior service cost         .3        .3        .7       --      --      --
Amortization of actuarial gains          (2.4)     (1.0)      (.5)     (.3)   (1.2)     --
Settlement and curtailment gain
       (Sale of Kerite)                    --      (5.9)       --       --      --      --
                                         -----     -----     ----     ----    ----     ---

Net periodic benefit cost             $   2.9   $   1.9   $   8.6   $  1.1  $   .3  $  1.5
                                        -----     -----      ----     ----    ----     ---

The Company and its subsidiaries have a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These other benefits were discontinued in 1991 for substantially all future retirees, with the exception of A.B. Chance Company, which was acquired in 1994, and Anderson Electrical Products, Inc., which was acquired in 1996. For measurement purposes, a 7.75% annual rate of increase in the per capita cost of pre-65 covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5% for 2006 and remain at that level thereafter. The impact of a 1 percentage point increase or decrease in assumptions would not be material to the Company. Some of the plans provide for retiree contributions which are periodically increased. The plans anticipate future cost-sharing changes that are consistent with the Company's past practices.

At December 31, 2000, approximately $158.1 million of the pension plan assets were invested in common stocks, including Hubbell Incorporated common stock with a market value of $9.1 million. The balance of plan assets of $87.8 million was invested in short term money market accounts, government and corporate bonds.

At December 31, 2000, the Company had certain defined benefit plans where the accumulated benefit obligation exceeded plan assets. In total, the accumulated benefit obligation for these plans at December 31, 2000 was $26.6 million and there were no plan assets. No additional minimum liability was required to be recognized for any of these plans.

The Company also maintains two qualified defined contribution plans. The total cost of these plans was $1.7 million in 2000, $1.5 million in 1999 and in 1998. This cost is not included in the above net periodic benefit cost. Total pension expense (including defined contribution plans) as a percent of payroll was 1.6% in 2000, 1.1% in 1999, and 3.2% in 1998.

COMMERCIAL PAPER, OTHER BORROWINGS AND LONG-TERM DEBT

The following table sets forth the components of the Company's debt structure at December 31, (in millions):



                                                        2000                                        1999
                                        ---------------------------------        ------------------------------------------------
                                        COMMERCIAL                               COMMERCIAL
                                         PAPER AND                                PAPER AND
                                           OTHER      LONG-TERM                    OTHER          LONG-TERM
                                        BORROWINGS      DEBT        TOTAL        BORROWINGS         DEBT          TOTAL
                                        ----------      ----        -----        ----------         ----          -----
Balance at year end                      $259.5        $99.7       $359.2         $127.1           $99.6         $226.7
Highest aggregate month-end balance                                $359.6                                        $316.5
Average borrowings during the year       $197.2        $99.7       $296.9         $173.1           $99.6         $272.7
Weighted average interest rate:
   At year end                            6.55%        6.71%        6.59%          6.39%           6.71%          6.53%
   Paid during the year                   6.46%        6.71%        6.54%          5.12%           6.71%          5.70%

Interest paid for commercial paper, bank borrowings, and long-term debt totaled $19.7 million in 2000, $15.8 million in 1999, and $9.7 million in 1998. The Company maintains various bank credit agreements primarily to support commercial paper borrowings. At December 31, 2000, the Company had total used and unused bank credit agreements of $150 million. The expiration date for these bank credit agreements is September 24, 2001. Borrowings under credit agreements generally are available at the prime rate or at a surcharge over the London Interbank Offered Rate (LIBOR). Annual commitment fee requirements to support availability of credit agreements at December 31, 2000, total approximately $90,000. In October, 1995, the Company issued a ten year non-callable notes due in 2005 at a face value of $100.0 million and a fixed interest rate of 6 5/8%.

Leases

Total rental expense under operating leases was $9.4 million in 2000, $9.1 million in 1999 and $7.9 million in 1998. The minimum annual rentals on non-cancelable, long-term, operating leases in effect at December 31, 2000 will approximate $4.3 million in 2001, $3.8 million in 2002, $3.0 million in 2003, $2.0 million in 2004 and $1.7 million in 2005.

Research, Development and Engineering

Expenses for new product development and ongoing improvement of existing products were $10.0 million in 2000, $20.0 million in 1999 and $27.0 million in 1998. The decline in research, development, and engineering is consistent with the sale of the WavePacer business assets in April 2000. (see Notes to Consolidated Financial Statements - Dispositions)

Financial Instruments

Concentration of Credit Risks: Financial instruments which potentially subject the Company to concentration of credit risks consist of trade receivables and temporary cash investments. The Company grants credit terms in the normal course of business to its customers. Due to the diversity of its product lines, the Company has an extensive customer base including electrical distributors and wholesalers, electric utilities, equipment manufacturers, electrical contractors, telephone operating companies and retail and hardware outlets. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers. Bad debt write-offs have historically been minimal. The Company places its temporary cash investments with financial institutions and limits the amount of exposure to any one institution.

Fair Value: The carrying amounts reported in the consolidated balance sheets for cash and temporary cash investments, receivables, commercial paper and bank borrowings, accounts payable and accruals approximate their fair values given the immediate or short-term maturity of these financial investments.

The fair value of investment securities and long-term debt are as follows (in millions):

                                               2000                                      1999
                                               ----                                      ----

                                    Carrying            Fair                Carrying               Fair
                                      Value             Value                 Value                Value
Investments
Available-for-sale                    $13.9             $13.9                $ 13.3               $ 13.3
Held-to-maturity                     $179.0            $179.9                $193.4               $186.2

Long-Term Debt                       $(99.7)          $(101.4)              $ (99.6)             $ (96.9)


Fair value is based on quoted market prices for the same or similar securities.

Capital Stock

Share activity in the Company's preferred and common stocks is set forth below for the three years ended December 31, 2000:

                                                       Preferred Stock                    Common Stock

                                                                                   Class A              Class B
                                                                                  ---------            ---------

OUTSTANDING AT DECEMBER 31, 1997                            ---                   11,146,062             55,880,945
Exercise of stock options                                                             56,000               475,975
Acquisition of treasury shares                                                      (420,579)           (1,543,633)
                                                    ------------------            ----------             ---------
OUTSTANDING AT DECEMBER 31, 1998                            ---                   10,781,483            54,813,287
Exercise of stock options                                                             26,000               391,845
Acquisition of treasury shares                                                      (532,916)           (1,227,502)
                                                   ------------------             ----------             ---------
OUTSTANDING AT DECEMBER 31, 1999                            ---                   10,274,567            53,977,630
Exercise of stock options                                                              ---                 247,688
Acquisition of treasury shares                                                      (637,229)           (5,104,865)
                                                   ------------------             ----------            ----------
OUTSTANDING AT DECEMBER 31, 2000                            ---                    9,637,338            49,120,453

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

Shares of stock were reserved at December 31, 2000 as follows:


                                                                   Common Stock
                                                ------------------------------------------------------
                                                Class A              Class B           Preferred Stock

Exercise of outstanding stock options              ---              7,343,343                ---
Future grant of stock options                   959,012             1,643,898                ---
Exercise of stock purchase rights                  ---                   ---               58,758
                                                -------             ---------              ------
Total                                           959,012             8,987,241              58,758

Stock Options

The Company has granted to officers and key employees options to purchase the Company's Class A and Class B Common Stock and the Company may grant to officers and key employees options to purchase the Company's Class B Common Stock at not less than 100% of market prices on the date of grant with a ten year term and a three year vesting period. Stock option activity for the three years ended December 31, 2000 is set forth below:

                                                           Number              Option price per       Weighted
                                                          of shares               share range          Average
                                                          ---------               -----------          -------
OUTSTANDING AT DECEMBER 31, 1997                          5,166,788           $13.82 - $47.13          $31.18
Granted                                                   1,132,400                $39.34              $39.34
Exercised                                                  (531,975)          $13.82 - $32.06          $31.54
Canceled or expired                                         (70,591)          $25.71 - $47.13          $39.75
                                                          ---------
OUTSTANDING AT DECEMBER 31, 1998                          5,696,622           $16.86 - $47.13          $33.24
Granted                                                   1,321,800                $27.66              $27.66
Exercised                                                  (417,845)          $16.86 - $32.06          $23.55
Canceled or expired                                        (259,688)          $32.06 - $47.13          $41.79
                                                          ---------
OUTSTANDING AT DECEMBER 31, 1999                          6,340,889           $19.33 - $47.13          $33.23
Granted                                                   1,602,300                $24.59              $24.59
Exercised                                                  (247,688)          $19.33 - $26.99          $20.05
Canceled or expired                                        (352,158)          $19.33 - $47.13          $28.20
                                                          ---------
OUTSTANDING AT DECEMBER 31, 2000                          7,343,343           $23.39 - $47.13          $31.63

On December 31, 2000, outstanding options were comprised of 1,573,408 shares exerciseable with an average remaining life of three years and an average price of $25.55 (range $23.39 - $26.99); 1,215,335 shares exerciseable with an average remaining life of six years and an average price of $37.18 (range $32.06 - $41.69); 768,100 shares exerciseable and 930,900 shares not vested with a remaining life of eight years and an average price of $42.86 (range $39.34 - $47.13); and 2,855,600 shares not vested with an average remaining life of ten years and an average price of $25.94 (range $24.59 - $27.66).

The following table summarizes the pro forma effect on net income if compensation expense had been recognized for stock options using the Black-Scholes option-pricing model and related assumptions:

                                                                            Weighted Avg.
                                                                            Grant Date      Proforma
                Dividend           Expected       Interest      Expected    Fair Value      Effect on
                  Yield           Volatility       Rate       Option Term   of 1 Option     Net Income*
                ----------        -----------     --------    -----------   -------------   ----------
2000              4.5%                22%           5.2%          7 Years       $4.36       $4.2 Million
1999              4.0%                22%           6.6%          7 Years       $6.16       $4.2 Million
1998              3.0%                17%           4.8%          7 Years       $7.34       $4.1 Million

* These pro forma disclosures may not be representative of the effects on reported net income for future years since options vest over several years and options granted prior to 1996 are not considered. The pro forma effect on earnings per share would be immaterial.

Earnings Per Share

The following table sets forth the computation of earnings per share for the three years ended December 31, (in millions):

                                                           2000           1999          1998
                                                           ----           ----          ----
Net Income                                                $138.2         $145.8        $169.4

Weighted average number of common
    shares outstanding during the year (basic)              61.2           65.1          66.2

Common equivalent shares                                      .1             .8           1.5
                                                         -------        -------       -------

Average number of shares outstanding (diluted)              61.3           65.9           67.7
                                                            ====         ======         ======

Earnings per share:
    Basic                                                   $2.26          $2.24         $2.56

    Diluted                                                 $2.25          $2.21         $2.50


Industry Segment and Geographic Area Information

Nature of Operations

Hubbell Incorporated was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. For over a century, Hubbell has manufactured and sold high quality electrical and electronic products for a broad range of commercial, industrial, telecommunications and utility applications. Since 1961, Hubbell has expanded its operations into other areas of the electrical industry and related fields. Hubbell products are now manufactured or assembled by twenty-nine divisions and subsidiaries in North America, Switzerland, Puerto Rico, Mexico, Italy and the United Kingdom. Hubbell also participates in a joint venture in Taiwan, and maintains sales offices in Singapore, the People's Republic of China, Mexico, Hong Kong, South Korea and the Middle East.

The Company is primarily engaged in the engineering, manufacture and sale of electrical and electronic products. For management reporting and control, the businesses are divided into three operating segments:

Electrical, Power, and Industrial Technology. Information regarding operating segments has been presented as required by SFAS No. 131. At December 31, 2000 the operating segments were comprised as follows:

The Electrical Segment is comprised of businesses that primarily sell through distributors, lighting showrooms, home centers and telephone and telecommunication companies, and represents stock items including standard and special application wiring device products, lighting fixtures, fittings, switch and outlet boxes, enclosures and wire management products and voice and data signal processing components. The products are used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians, and telecommunication companies.

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

The Industrial Technology Segment consists of operations that design and manufacture test and measurement equipment, high voltage power supplies and variable transformers, industrial controls including motor speed controls, pendant-type push-button stations, overhead crane controls; and electric cable and hose reels and specialized communication systems such as intra-facility communication systems, telephone systems, and land mobile radio peripherals. Products are sold primarily to steel mills, industrial complexes, oil, gas and petro-chemical industries, seaports, transportation authorities, the security industry (malls and colleges), and cable and electronic equipment manufacturers.

On a geographic basis, the Company defines "international" as operations and subsidiaries based outside of the United States and its possessions. Sales of international units were 10% of total sales in 2000, 8% in 1999, and 6% in 1998 with the Canadian market representing approximately 45% of the total. Net assets of international subsidiaries were 9% of the consolidated total in 2000 and in 1999 and 6% in 1998. Export sales directly to customers or through electric wholesalers from the United States operations were $74.8 million in 2000, $75.8 million in 1999, and $80.2 million in 1998.

The Company's principal manufacturing facilities are located in the following areas, classified by segment:

                                                                             Approximate Floor
        Segment               Location          No. of Facilities           Area in Square Feet
        -------               --------          -----------------           -------------------

Electrical Segment          Connecticut                  2                          213,500
                            Puerto Rico                  3                          327,400 (1)
                            Tennessee                    1                          246,800
                            Virginia                     2                          471,400
                            Illinois                     2                          318,800 (6)
                            Indiana                      1                          314,800
                            Missouri                     2                          266,000
                            Minnesota                    1                          149,500 (2)
                            Georgia                      1                           57,100
                            Mexico                       3                          385,400 (5)
                            United Kingdom               3                          105,500 (3)
                            Canada                       1                           42,900


Power Segment               Ohio                         1                           90,000
                            South Carolina               1                          360,000
                            Alabama                      2                          288,000
                            Tennessee                    1                           74,000
                            Missouri                     1                          804,900
                            Puerto Rico                  1                          135,600 (3)
                            Mexico                       1                          208,000 (5)


Industrial Technology       Ohio                         1                           76,900
     Segment                North Carolina               1                           81,000 (3)
                            Wisconsin                    1                           94,200 (4)
                            New York                     2                          169,900
                            Pennsylvania                 1                          104,900 (3)
                            Switzerland                  2                          104,100 (3)
                            United Kingdom               1                           40,000 (3)
                            Italy                        1                           21,500 (3)

----------------------------------
(1)      164,800 square feet leased
(2)      41,200 square feet leased
(3)      Leased
(4)      20,000 square feet leased
(5)      Shared with Electrical Segment
(6)      95,700 square feet leased

Additionally, the Company owns or leases warehouses and distribution centers containing approximately 1,256,500 square feet. The Company believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

As of December 31, 2000, the Company had approximately 10,469 full-time employees, including salaried and hourly personnel. Approximately 43% of the United States employees are represented by fourteen labor unions. During the next twelve months there are four union contracts due for renegotiation.

Financial Information

Financial information by industry segment and geographic area for the three years ended December 31, 2000, is summarized below (in millions). When reading the data the following items should be noted:

- Net sales comprise sales to unaffiliated customers - intersegment and inter-area sales are immaterial.

- Segment operating income consists of net sales less operating expenses. Interest expense, and other income have not been allocated to segments.

- General corporate assets not allocated to segments are principally cash and investments.

     INDUSTRY SEGMENT

                                                             2000                  1999                  1998
                                                             ----                  ----                  ----
NET SALES:
Electrical                                                $  928.6              $  965.4            $    957.9
Power                                                        372.9                 399.5                 393.1
Industrial Technology                                        122.6                  86.9                  73.6
                                                         ---------              --------            ----------
   Total                                                  $1,424.1              $1,451.8            $  1,424.6
                                                         =========              ========            ==========
OPERATING INCOME:
Electrical                                                  122.3                  134.6                 165.4
   Special and nonrecurring charges, net                    (19.2)                     -                     -
   Gain on sale of business                                  36.2
Power                                                        39.7                   42.6                  53.4
   Special and nonrecurring charges, net                     (3.7)                     -                     -
   Gain on sale of business                                     -                    8.8                     -
Industrial Technology                                        10.0                    8.4                   7.3
   Special charge                                             (.8)                     -                     -
                                                         ---------              --------              --------
   Operating income                                      $  184.5               $  194.4            $    226.1
Interest expense                                            (19.7)                 (15.9)                 (9.9)
Investment and other income, net                             19.5                   18.5                  14.3
                                                         ---------              --------              --------
  Income before income taxes                             $  184.3               $  197.0            $    230.5
                                                         =========              ========            ==========

ASSETS:
Electrical                                                $  577.9            $   589.7             $    609.2
Power                                                        369.1                370.4                  390.4
Industrial Technology                                        159.1                111.0                   80.7
General Corporate                                            348.4                336.1                  310.1
                                                          --------            ---------             ----------
  Total                                                   $1,454.5            $ 1,407.2             $  1,390.4
                                                          ========            ==========            ==========


CAPITAL EXPENDITURES:
Electrical                                                 $  35.5            $     34.1            $     52.6
Power                                                          9.8                  17.6                  32.1
Industrial Technology                                          1.5                   1.4                    .7
General Corporate                                              1.8                    .6                    .7
                                                           -------            ----------            ----------
  Total                                                    $  48.6            $     53.7            $     86.1
                                                           =======            ==========            ==========

DEPRECIATION AND AMORTIZATION:
Electrical                                                 $  32.3               $  30.3            $     25.1
Power                                                         17.8                  19.0                  19.5
Industrial Technology                                          4.2                   2.8                   2.6
General Corporate                                               .6                    .7                    .9
                                                           -------             ---------            ----------
  Total                                                    $  54.9               $  52.8            $     48.1
                                                           =======             =========            ==========

     GEOGRAPHIC AREA

                                                                  2000             1999              1998
                                                                  ----             ----              ----
NET SALES:
United States                                                   $1,279.1         $1,334.0          $1,338.8
International                                                      145.0            117.8              85.8
                                                                --------         --------          --------
     Total                                                      $1,424.1         $1,451.8          $1,424.6
                                                                ========         ========          ========
OPERATING INCOME:
United States                                                   $  154.3        $   171.5         $   212.0
     Special and nonrecurring charge, net                          (22.6)             ---               ---
     Gain on sale of business                                       36.2              8.8               ---
International                                                       17.7             14.1              14.1
     Special charge                                                 (1.1)             ---               ---
                                                                --------        --------           --------
     Total                                                      $  184.5        $   194.4         $   226.1
                                                                ========         ========          ========
ASSETS:
United States                                                   $1,319.0         $1,285.8          $1,302.3
International                                                      135.5            121.4              88.1
                                                                --------         --------          --------
  Total                                                         $1,454.5         $1,407.2          $1,390.4
                                                                ========         ========          ========

Quarterly Financial Data (Unaudited)

The table below sets forth summarized quarterly financial data for the years ended December 31, 2000 and 1999 (in millions, except per share amounts):

                                                      First            Second            Third            Fourth
2000                                                 Quarter          Quarter          Quarter           Quarter
----                                                 -------          -------          -------           -------
Net Sales                                             $360.6           $356.6            $360.8           $346.1
Gross Profit                                          $103.1           $ 74.4            $100.3           $ 91.3
Net Income                                            $ 35.1           $ 41.8            $ 33.0           $ 28.3
Earnings Per Share:
      Basic                                           $   .55          $   .67           $   .55          $   .49
      Diluted                                         $   .55          $   .67           $   .55          $   .48

1999

Net Sales                                             $367.5           $368.6            $372.4           $343.3
Gross Profit                                          $107.0           $110.5            $ 97.4           $ 94.1
Net Income                                            $ 39.7           $ 43.1            $ 35.8           $ 27.2
Earnings Per Share:
      Basic                                           $   .61          $   .66           $   .55          $   .42
      Diluted                                         $   .60          $   .65           $   .54          $   .42


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  Not applicable.

                                    PART III

          Information relative to Executive Officers appears on Page 52 of this report.

Item 10. Directors and Executive Officers of the Registrant(1)

Item 11. Executive Compensation (1)

Item 12. Security Ownership of Certain Beneficial Owners and Management (1)

Item 13. Certain Relationships and Related Transactions (1)

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.       Financial Statements and Schedules

Financial statements and schedules listed in the Index to Financial Statements and Schedules appearing on Page 55 are filed as part of this Annual Report on Form 10-K.

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

         3b*        By-Laws, Hubbell Incorporated, as amended on March 5, 2001.

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


(1) The definitive proxy statement for the annual meeting of shareholders to be held on May 7, 2001, filed with the Commission on March 27, 2001, pursuant to Regulation 14A, is incorporated herein by reference.

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

         10a+ Hubbell Incorporated Supplemental Executive Retirement Plan, as amended and restated effective December 8, 1999, Exhibit 10a of the registrant's report on Form 10-K for the year 1999, filed March 27, 2000, is incorporated by reference.

         10b(1)+ Hubbell Incorporated 1973 Stock Option Plan for Key Employees, as amended and restated effective December 8, 1999, is incorporated by reference.

         10c+ Description of the Hubbell Incorporated, Post Retirement Death Benefit Plan for Participants in the Supplemental Executive Retirement Plan, as amended effective May 1, 1993.
                    Exhibit 10c of the registrant's report on Form 10-Q for the second quarter (ended June 30), 1993, filed on August 12, 1993, is incorporated by reference.

         10f Hubbell Incorporated Deferred Compensation Plan for Directors, as amended and restated effective December 8, 1999, Exhibit 10f of the registrant's report on Form 10-K for the year 1999, filed March 27, 2000, is incorporated by reference.

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

         10i Hubbell Incorporated Retirement Plan for Directors, as amended and restated effective December 8, 1999, Exhibit 10i of the registrant's report on Form 10-K for the year 1999, filed March 27, 2000, is incorporated by reference.

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


--------
+ This exhibit constitutes a management contract, compensatory plan, or arrangement

        Number                     Description
        ------                     -----------
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

         10r+     Continuity Agreement, dated as of December 27, 1999, between
                  Hubbell Incorporated and G. Jackson Ratcliffe, Exhibit 10r of the registrant's report on Form 10-K for the year 1999, filed
                  March 27, 2000, is incorporated by reference.

         10s+     Continuity Agreement, dated as of December 27, 1999, between
                  Hubbell Incorporated and Harry B. Rowell, Jr, Exhibit 10s of the registrant's report on Form 10-K for the year 1999, filed
                  March 27, 2000, is incorporated by reference.

         10t+     Continuity Agreement, dated as of December 27, 1999, between
                  Hubbell Incorporated and Timothy H. Powers, Exhibit 10t of the registrant's report on Form 10-K for the year 1999, filed
                  March 27, 2000, is incorporated by reference.

         10u+     Continuity Agreement, dated as of December 27, 1999, between
                  Hubbell Incorporated and Richard W. Davies, Exhibit 10u of the registrant's report on Form 10-K for the year 1999, filed
                  March 27, 2000, is incorporated by reference.

         10v+     Continuity Agreement, dated as of December 27, 1999, between
                  Hubbell Incorporated and James H. Biggart. Exhibit 10v of the registrant's report on Form 10-K for the year 1999, filed
                  March 27, 2000, is incorporated by reference.

         10w+*    Continuity Agreement, dated as of December 27, 1999, between
                  Hubbell Incorporated and Glenn M. Grunewald.

         21       Listing of significant subsidiaries.

         27       Exhibit 27 Financial Data Schedule (Electronic filings only)

3.       Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended December 31, 2000.

----------------------------------

+ This exhibit constitutes a management contract, compensatory plan, or arrangement

*    Filed hereunder

                      Executive Officers of the Registrant

         Name            Age(1)       Present Position                              Business Experience
         ----            ------       ----------------                              -------------------
G. Jackson Ratcliffe       64    Chairman of the Board, President        President and Chief Executive Officer since
                                 and Chief Executive Officer             January 1, 1988; Chairman of the Board since
                                                                         1987; Executive Vice President - Administration
                                                                         1983-1987; Senior Vice President-Finance and Law
                                                                         1980-1983; Vice President, General Counsel and
                                                                         Secretary 1974-1980.

Glenn M. Grunewald         52    Executive Vice President and            Present position since July 7, 2000; Group
                                 Chief Operating Officer                 Vice President 1996-2000; Vice President and
                                                                         General Manager - Lighting operations 1993-1996;
                                                                         various other positions at Lighting operations
                                                                         1974-1993.

Harry B. Rowell, Jr.       59    Executive Vice President                Present position since July 7, 2000; Executive
                                                                         Vice President since 1988; Chief Operating Officer,
                                                                         1999-July 7, 2000; Group Vice President 1985-1987;
                                                                         Vice President Corporate Development and
                                                                         Planning 1979-1985.

Timothy H. Powers          52    Senior Vice President and               Present position since September 21,
                                 Chief Financial Officer                 1998; previously Executive Vice President, Finance
                                                                         & Business Development, Americas Region, Asea
                                                                         Brown Boveri

Richard W. Davies          54    Vice President, General Counsel         Present position since January 1,
                                 and Secretary                           1996; General Counsel since 1987; Secretary since
                                                                         1982; Assistant Secretary 1980-1982; Assistant
                                                                         General Counsel 1974-1987.

James H. Biggart, Jr.      48    Vice President and Treasurer            Present position since January 1, 1996; Treasurer
                                                                         since 1987; Assistant Treasurer 1986-1987; Director
                                                                         of Taxes 1984-1986.


There is no family relationship between any of the above-named executive officers.

--------------------------
(1) As of March 9, 2001

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         HUBBELL INCORPORATED

By /s/   G. J. Ratcliffe                                               3/5/01
  ---------------------------------------------------              -------------
         G. J. Ratcliffe                                               Date
         Chairman of the Board, President, Chief
             Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By /s/   G. J. Ratcliffe                                             3/5/01
  --------------------------------------------------------       -------------
         G. J. Ratcliffe                                             Date
         Chairman of the Board, President, Chief
             Executive Officer and Director



By /s/   T. H. Powers                                                3/5/01
  --------------------------------------------------------       -------------
         T. H. Powers                                                Date
         Senior Vice President & Chief Financial Officer
         (Chief Accounting Officer)



By /s/      E. R. Brooks                                             3/5/01
  --------------------------------------------------------       -------------
            E. R. Brooks                                             Date
            Director



By /s/      G. W. Edwards, Jr.                                       3/5/01
  --------------------------------------------------------       -------------
            G. W. Edwards, Jr.                                       Date
            Director



By /s/      J. S. Hoffman                                            3/5/01
  --------------------------------------------------------       -------------
            J. S. Hoffman                                            Date
            Director



By /s/      A. McNally IV                                            3/5/01
  --------------------------------------------------------       -------------
            A. McNally IV                                            Date
            Director

By /s/      D. J. Meyer                                               3/5/01
  --------------------------------------------------------        ------------
            D. J. Meyer                                               Date
            Director



By /s/      J. A. Urquhart                                            3/5/01
  --------------------------------------------------------        ------------
            J. A. Urquhart                                            Date
            Director



By /s/      M. Wallop                                                 3/5/01
  --------------------------------------------------------        ------------
            M. Wallop                                                 Date
            Director

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                               Form 10-K for
Financial Statements                                            2000, Page:
--------------------                                           -------------

   Report of Independent Accountants.................................20

   Consolidated Statement of Income for the three years
   ended December 31, 2000...........................................21

   Consolidated Statement of Cash Flows for the three years
   ended December 31, 2000...........................................22

   Consolidated Balance Sheet at December 31, 2000 and 1999..........23

   Consolidated Statement of Changes in Shareholders'
   Equity for the three years ended December 31, 2000................25

   Statement of Accounting Policies..................................26

   Notes to Consolidated Financial Statements........................29


Financial Statement Schedule

   Report of Independent Accountants
   on Financial Statement Schedule...................................56

   Valuation and Qualifying Accounts and Reserves
   (Schedule VIII)...................................................57

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Hubbell Incorporated


Our audits of the consolidated financial statements referred to in our report dated January 17, 2001, appearing on page 20 of this Form 10-K also included an audit of the Financial Statement Schedule listed in the index on page 55 of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Stamford, Connecticut
January 17, 2001

                                                                   Schedule VIII

                              HUBBELL INCORPORATED
                                AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                  (In millions)



Reserves deducted in the balance sheet from the assets to which they apply:

                                                                        Additions       Acquisition
                                                    Balance at           charged        Disposition                        Balance
                                                    beginning           to costs            of                              at end
                                                    of period         and expenses      businesses       Deductions      of period
                                                    ----------        ------------      -----------      ----------      ---------
Allowances for doubtful accounts receivable:
         Year 1998                                    $ 5.7             $ 1.4            $  --            $( 1.4)          $ 5.7

         Year 1999                                    $ 5.7             $  .7            $  .6            $( 2.9)          $ 4.1

         Year 2000                                    $ 4.1             $ 3.0            $  .6            $( 3.5)          $ 4.2

Allowances for
excess/obsolete inventory:
         Year 1998                                    $14.5             $  .5            $ 3.9            $(  .4)          $18.5

         Year 1999                                    $18.5             $ 8.0            $  .7            $( 7.9)          $19.3

         Year 2000                                    $19.3             $22.2            $ 1.1            $(20.0)          $22.6


A - Includes the cost of product line discontinuances of $3.3 and $20.3 in 1999 and in 2000, respectively.