Form 10-Q
period 2001-03-31
HUBBELL INC
filed 2001-05-11
CIK 48898

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                                --------------

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        ------------------   ------------


Commission File Number                1-2958
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

                            YES       X           NO
                                   -------           -------

The number of shares of registrant's classes of common stock outstanding as of May 7, 2001 were:

                  Class A ($.01 par value)  9,671,600

                  Class B ($.01 par value) 48,836,700

                                      INDEX
                              HUBBELL INCORPORATED



Part I.  Financial Information                                                       PAGE
                                                                                     ----
    Item   1.  Financial Statements - (unaudited)

               Consolidated statement of income  - Three months ended
               March 31, 2001 and 2000                                                 3

               Consolidated balance sheets - March 31, 2001 and December 31, 2000      4

               Consolidated statement of cash flows - Three months ended March
               31, 2001 and 2000                                                       5

               Notes to consolidated financial statements - March 31, 2001             6-10

    Item   2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                   11-15

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

                                                    THREE MONTHS ENDED
                                                          MARCH 31
                                               -----------------------------
                                                2001                  2000
                                               -------               -------
NET SALES                                      $ 344.1               $ 360.7

Cost of goods sold                               257.6                 257.5
                                               -------               -------

GROSS PROFIT                                      86.5                 103.2

Special charge, net                               --                      .2

Selling & administrative expenses                 56.6                  58.6
                                               -------               -------

OPERATING INCOME                                  29.9                  44.4

OTHER INCOME (EXPENSE):

       Investment income                           3.4                   3.7
       Interest expense                           (5.3)                 (4.1)
       Other income, net                            .2                   3.4
                                               -------               -------

TOTAL OTHER INCOME (EXPENSE)                      (1.7)                  3.0
                                               -------               -------

INCOME BEFORE INCOME TAXES                        28.2                  47.4

Provision for income taxes                         7.1                  12.3
                                               -------               -------

NET INCOME                                     $  21.1               $  35.1
                                               =======               =======

EARNINGS PER SHARE - BASIC                     $  0.36               $  0.55
                                               =======               =======

EARNINGS PER SHARE - DILUTED                   $  0.36               $  0.55
                                               =======               =======

CASH DIVIDENDS PER COMMON SHARE                $  0.33               $  0.32
                                               =======               =======

See notes to consolidated financial statements.

                              HUBBELL INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                                  (IN MILLIONS)

                                                        (unaudited)
                                                      March 31, 2001     December 31, 2000
                                                      --------------     -----------------
ASSETS
Current Assets:
   Cash and temporary cash investments                   $   32.8            $   74.8
   Accounts receivable (net)                                218.7               209.8
   Inventories                                              298.7               298.6
   Prepaid taxes and other                                   28.0                36.8
                                                         --------            --------

TOTAL CURRENT ASSETS                                        578.2               620.0

Property, plant and equipment (net)                         301.8               305.3

Other Assets:
   Investments                                              187.6               192.9
   Goodwill, less accumulated amortization                  259.8               262.0
   Other                                                     73.9                74.3
                                                         --------            --------

                                                         $1,401.3            $1,454.5
                                                         ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Commercial paper and notes                            $  217.6            $  259.5
   Accounts payable                                          70.5                69.9
   Accrued salaries, wages and employee benefits             18.6                21.0
   Accrued income taxes                                      48.6                43.9
   Dividends payable                                         19.3                19.5
   Other accrued liabilities                                 71.2                75.6
                                                         --------            --------

TOTAL CURRENT LIABILITIES                                   445.8               489.4

Long-Term Debt                                               99.7                99.7

Other Non-Current Liabilities                                90.5                89.9

Deferred Income Taxes                                         6.2                 6.0

Shareholders' Equity                                        759.1               769.5
                                                         --------            --------
                                                         $1,401.3            $1,454.5
                                                         ========            ========

See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
                                                                      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                  2001          2000
                                                                      -----         -----
Net income                                                            $21.1         $35.1
Adjustments to reconcile net income to
net cash provided by operating activities:
     Gain on sale of assets                                              --         (11.3)
     Depreciation and amortization                                     14.5          14.5
     Deferred income taxes                                               .2          (3.2)
     Expenditures/reversals - streamlining and special charges         (1.2)         (4.8)
     Special Charge - 2000                                               --           3.7
Changes in assets and liabilities, net of business
     acquisitions/dispositions:
     (Increase)/Decrease in accounts receivable                        (8.9)        (11.2)
     (Increase)/Decrease in inventories                                 (.1)         (8.8)
     (Increase)/Decrease in other current assets                        8.9           6.9
     Increase/(Decrease) in current operating liabilities              (1.2)         15.9
     (Increase)/Decrease in other, net                                 (1.7)         (1.3)
                                                                      -----         -----

Net cash provided by operating activities                              31.6          35.5
                                                                      -----         -----

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of assets                                      --          20.1
Additions to property, plant and equipment                             (9.2)        (10.9)
Purchases of investments                                               (1.1)          (.5)
Repayments and sales of investments                                     6.5           4.8
Other, net                                                               .9           5.8
                                                                      -----         -----

Net cash provided by (used in) investing activities                    (2.9)         19.3
                                                                      -----         -----
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of dividends                                                  (19.5)        (20.8)
Commercial paper and notes - borrowings                               (41.9)         29.7
Exercise of stock options                                                .6            --
Acquisition of treasury shares                                         (9.9)        (32.1)
                                                                      -----         -----

Net cash used in financing activities                                 (70.7)        (23.2)
                                                                      -----         -----
Increase (decrease) in cash and temporary cash investments            (42.0)         31.6

CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period                                                    74.8          24.0
                                                                      -----         -----
End of period                                                         $32.8         $55.6
                                                                      =====         =====

See notes to consolidated financial statements.

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

      The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2000.

2.    SPECIAL AND NON-RECURRING CHARGES

      Special Charge, net, in the first quarter of 2000 reflects an adjustment of estimated program costs and a corresponding reversal of $3.5 million of accrued cost associated with the 1997 streamlining plan. Offsetting this income was a $3.7 million charge for new programs consisting primarily of the consolidation of a Lighting operation, discontinuing participation in certain joint ventures and severance costs.

      Full year 2000 operating results reflect a special charge of $10.4 million. The following table sets forth the status of the 2000 special charge at March 31, 2001 (in millions):

                                             Employee             Asset               Exit
                                             Benefits           Disposals             Costs               Total
                                              -----               -----               -----               -----
         2000 special charge                  $ 1.6               $ 6.0               $ 2.8               $10.4

         Non-cash write-offs                     --                (6.0)                 --                (6.0)
         Cash expenditures                     (1.6)                 --                (2.8)               (4.4)
                                              -----               -----               -----               -----

         Remaining reserve                    $  --               $  --               $  --               $  --
                                              =====               =====               =====               =====

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


      1997 Streamlining Program

      The following table sets forth the status of the 1997 streamlining program at March 31, 2001 (in millions):

                                      Employee        Disposal       Accrued
                                      Benefits     and Exit Costs     Charge
                                      --------     --------------    -------
      1997 streamlining program         $15.6           $16.8         $32.4
      Amounts reversed in 2000           (5.4)           (5.1)        (10.5)
      Amount utilized                    (8.4)           (9.2)        (17.6)
                                        -----           -----         -----

      Remaining reserve
                                        $ 1.8           $ 2.5         $ 4.3
                                        =====           =====         =====

3.    BUSINESS COMBINATIONS

      Dispositions

      In April 2000, the Company completed the sale of its WavePacer Digital Subscriber Line assets, part of Pulse Communications, Inc. ("Pulse"), to ECI Telecom Ltd. for a purchase price of $61.0 million. The transaction produced a gain on sale of $36.2 million in the 2000 second quarter.

4.    INVENTORIES ARE CLASSIFIED AS FOLLOWS:  (IN MILLIONS)

                                        MARCH 31,          DECEMBER 31,
                                          2001                2000
                                         ------              ------
      Raw Material                       $ 97.4              $ 93.1
      Work-in-Process                      72.4                75.0
      Finished Goods                      171.3               172.9
                                         ------              ------
                                          341.1               341.0
      Excess of current
      costs over LIFO basis                42.4                42.4
                                         ------              ------
                                         $298.7              $298.6
                                         ======              ======

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


5.   SHAREHOLDERS' EQUITY COMPRISES: (IN MILLIONS)

                                                           MARCH 31,    DECEMBER 31,
                                                             2001          2000
                                                            ------        ------
     Common Stock, $.01 par value:
     Class A-authorized 50,000,000 shares,
        outstanding 9,604,238 and 9,637,338 shares          $   .1        $   .1
     Class B-authorized 150,000,000 shares
        outstanding 48,824,444 and 49,120,453 shares            .5            .5
     Additional paid-in-capital                              201.7         211.0
     Retained earnings                                       579.1         577.4
     Cumulative translation adjustments                      (22.3)        (19.5)
                                                            ------        ------
                                                            $759.1        $769.5
                                                            ======        ======

6. The following table sets forth the computation of earnings per share for the three months ended March 31, (in millions except per share data):

                                                             THREE MONTHS ENDED
                                                                   MARCH 31
                                                            --------------------
                                                             2001          2000
                                                            ------        ------
     Net Income                                             $ 21.1        $ 35.1
                                                            ======        ======
     Weighted average number of common
     shares outstanding during the period                     58.4          63.4
     Potential dilutive shares                                  .4            .2
                                                            ------        ------
     Average number of shares outstanding - diluted           58.8          63.6

     Earnings per share:
     Basic                                                  $ 0.36        $ 0.55
     Diluted                                                $ 0.36        $ 0.55

7.   COMPREHENSIVE INCOME (IN MILLIONS)

     Total comprehensive income was $18.3 for the three months ended March 31, 2001 and $32.3 for the three months ended March 31, 2000. The difference between Net Income and Comprehensive Income relates primarily to translation adjustments.

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


8.    INDUSTRY SEGMENTS

      The following table sets forth financial information by industry segment for the three months ended March 31 (in millions):


                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                     ---------------------------
                                                      2001                 2000
                                                     ------               ------
         Net Sales
            Electrical                               $219.3               $242.9
            Power                                      88.0                 92.8
            Industrial Technology                      36.8                 25.0
                                                     ------               ------
               Total                                 $344.1               $360.7
                                                     ======               ======

         Operating Income
            Electrical*                              $ 20.3               $ 34.4
               Special and nonrecurring
                    charge, net                          --                 (1.6)
            Power                                       7.7                  8.4
               Special and nonrecurring
                    charge, net                          --                  1.4
            Industrial Technology                       1.9                  1.8
                                                     ------               ------

            Segment Total                              29.9                 44.4

            Interest Expense                           (5.3)                (4.1)
            Investment and Other
                 Income, Net                            3.6                  7.1
                                                     ------               ------

            Income Before Income Taxes               $ 28.2               $ 47.4
                                                     ======               ======

         * - ELECTRICAL SEGMENT OPERATING INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2000 INCLUDES $8.1 MILLION OF GAIN ON SALE OF A FULLY-DEPRECIATED WEST COAST WAREHOUSE.

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


9. In June 1999, the Financial Accounting Standards Board issued statement of Financial Accounting Standard ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delayed the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", by one year. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. This will change the current practices of the Company, but is not expected to have a significant impact on financial position or results of operations given the Company's past practice of having limited transactions involving use of derivative financial instruments.

                              HUBBELL INCORPORATED
  ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001


                              RESULTS OF OPERATIONS

Consolidated net sales for the first quarter declined 4.6% versus the same period of the prior year. Comparable sales in a majority of the Company's businesses within its three segments experienced declines. However, the Industrial Technology Segment (renamed from "Other" during 2000) reported an overall 47% increase in sales as a result of the July 2000 acquisition of GAI-Tronics. Sales in the Electrical and Power Segments were lower due to reduced demand throughout the Company's principal industrial markets caused by a general economic slowdown.

Operating income for the quarter declined 33%. However, operating income in 2000 included a gain of $8.1 million from the sale of a west coast warehouse in connection with the relocation of this facility. Excluding the gain, operating income declined 18% resulting from the decline in sales and the impact of unabsorbed fixed manufacturing costs. Cost reduction actions, which started in the 2000 fourth quarter and are continuing, were effective at minimizing the margin decline by eliminating variable costs and partially eliminating fixed costs associated with lower sales.

Segment Results

Electrical Segment sales declined 9.7% in the quarter versus the comparable period of 2000. Despite reporting a slight improvement in sales of commodity and harsh and hazardous application electrical products, overall volume declined due to a reduction in orders for specification-grade lighting and wiring products. In addition, the Pulse Communications business continued to experience a decline in demand for that business' core multiplexing products. Operating income fell 23%, excluding the gain from the sale of the west coast warehouse, as a result of the impact of the volume decline on higher margin products within the segment and unabsorbed fixed manufacturing expenses. However, despite lower orders and sales, operating results within commodity electrical products and at Pulse improved with both businesses reporting modest profits in 2001 versus losses in the 2000 first quarter. Within commodity electrical products, the improvement resulted from completing actions needed to reduce logistics costs and to restore service levels to historical levels. At Pulse, losses were eliminated as a result of the April 2000 sale of this business' digital subscriber line assets.

Power Segment sales declined 5% versus the 2000 first quarter as a result of lower order input levels, from primarily utility industry customers, which began in the second half of 2000. Lower demand from utility industry customers is attributable to disruptions in their procurement patterns caused by business combinations, the California energy crisis and general economic conditions. In addition, the decline reflects unusually strong order levels in the prior year first quarter which were not sustained. Operating income declined due to the lower sales and resultant unabsorbed fixed expenses. However,

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001
                                   (CONTINUED)


partially offsetting the impact of lower volume was the favorable impact of having completed the complex series of changes, started in 1998, to consolidate operations and move to lower cost sites. Completion of these actions primarily benefited profit comparisons within the segment's connectors product line. New cost reductions, including lower employment levels, have been completed in response to the lower volume and further measures are being identified to keep costs in line with order input levels.

Industrial Technology Segment reported substantially increased sales in the quarter as a result of the July 2000 acquisition of GAI-Tronics Corporation. GAI-Tronics is a leading supplier of specialized communications systems designed for indoor, outdoor and hazardous environments. The segment's other businesses faced slower industrial demand resulting in lower sales compared with 2000. Operating profits improved as a result of the strong profit contribution from GAI-Tronics, offset by lower margins in each of the segment's other businesses including high voltage test and measurement products, industrial control products and cable management systems.

Special Charge, net, in 2000 reflects an adjustment of estimated program costs and a corresponding reversal of $3.5 million of accrued cost associated with the 1997 streamlining plan. Offsetting this income was a $3.7 million charge for new programs consisting primarily of the consolidation of a Lighting operation, discontinuing participation in certain joint ventures and severance costs.

Interest expense increased in the quarter versus the 2000 first quarter primarily due to higher average debt levels.

Other income, net, declined as a result of the prior year balance including $3.2 million of gain on sale of leveraged lease investments in contemplation of their pending expiration.

The effective income tax rate for 2001 remained at 25%, consistent with the full year of 2000. However, this rate compares to a 26% rate utilized in the first quarter of 2000. The quarter over quarter decline primarily results from a greater proportion of income being derived from tax advantaged Puerto Rican operations.

First quarter net income and diluted earnings per share declined due to the lower operating income and lower other income (expense), offset by lower average shares outstanding versus the comparable year-ago period.

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001
                                   (CONTINUED)


RESTRUCTURING AND SPECIAL CHARGES

2000 special charge

In 2000, the Company recorded a special charge comprised of asset impairments of $6.0 million and facility consolidation and downsizing, severance, and other provisions of $4.4 million. The following table sets forth the original components and status at March 31, 2001 of the 2000 special charge (in millions):

                                           Employee             Asset               Exit
                                           Benefits           Disposals             Costs               Total
                                            -----               -----               -----               -----
         2000 special charge                $ 1.6               $ 6.0               $ 2.8               $10.4
         Non-cash write-offs                   --                (6.0)                 --                (6.0)
         Cash expenditures                   (1.6)                 --                (2.8)               (4.4)
                                            -----               -----               -----               -----

             Remaining reserve              $  --               $  --               $  --               $  --
                                            =====               =====               =====               =====

All actions contemplated under this charge have been completed at March 31, 2001.


1997 Streamlining Plan

In 1997, the Company recorded a special charge of $52.0 million, comprised of $32.4 million of accrued consolidation and streamlining costs, $9.5 million of facility asset impairments, a $7.4 million goodwill asset impairment, and other current employee and product line exit costs of $2.7 million. The Company's consolidation and streamlining initiatives were undertaken to optimize the organization and cost structure primarily within the Electrical and Power Segments.

The components of the initial reserve at December 31, 1997, amounts utilized in 1997-March 2001 and reversed in 2000, and the accrued consolidation and streamlining reserve balances remaining at March 31, 2001 were (in millions):

                                              Employee             Disposal             Accrued
                                              Benefits          and Exit Costs          Charge
                                                -----               -----               -----
         1997 streamlining program              $15.6               $16.8               $32.4
         Amounts reversed in 2000                (5.4)               (5.1)              (10.5)
         Amounts utilized                        (8.4)               (9.2)              (17.6)
                                                -----               -----               -----

             Remaining reserve                  $ 1.8               $ 2.5               $ 4.3
                                                =====               =====               =====

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001
                                   (CONTINUED)


One plant closing remains, which is scheduled to be completed in 2001. This action is consistent with the timing established in the plan. Following completion of this action, the overall program will be substantially concluded.


                         LIQUIDITY AND CAPITAL RESOURCES

Management views liquidity on the basis of the Company's ability to meet operational funding needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. The Company's working capital position at March 31, 2001 was $132.4 million versus $130.6 million at December 31, 2000. Total borrowings at March 31, 2001, were $317.3 million, 42% of shareholders equity. The debt to equity ratio has declined versus December 31, 2000 primarily due to use of first quarter 2001 operating cash flow to lower commercial paper outstanding.

The Company's overall cash and investment balances of $220.4 declined at March 31, 2001 versus December 31, 2000 primarily due to payment of the quarterly dividend to shareholders and completion of the 1997 share repurchase program. During the quarter, the Company purchased 400,000 Class A and Class B shares for $9.9 million. Through March 31, 2001, the Company has completed the purchase of
9.7 million shares aggregating $300.1 million.

At its meeting in December 2000, the Company's Board of Directors authorized repurchase of an additional $300 million of Class A and Class B shares. This authorization is expected to be completed over a three-year period, however, management has not yet executed any purchases under this program through March 31, 2001.

Cash provided by operations declined in the first quarter of 2001 versus the first quarter of 2000 primarily due to lower net income and the timing of tax payments, offset by better management of inventory. Cash flow in the prior year also reflects proceeds from the liquidation of an investment in leveraged leases and the sale of a west coast warehouse.

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

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001
                                   (CONTINUED)


FORWARD-LOOKING STATEMENTS

Certain statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, are forward-looking and are based on the Company's reasonable current expectations. These forward-looking statements may be identified by the use of words, such as "believe", "expect", "anticipate", "should", "plan", "estimated", "potential", "target", "goals", and "scheduled", among others. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in the specified statements. Such factors include, but are not limited to: the projection of improvement in the rate of progress made in lowering costs and the timing of completion of actions in connection with the 1997 streamlining plan.

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

  EXHIBITS

  NUMBER                DESCRIPTION
  ------                -----------
   27.                  Financial Data Schedule (Electronic filings only)

----------------

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed for the three months ended March 31, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  HUBBELL INCORPORATED



  Dated:  May 11, 2001                            /s/      T. H. Powers
                                                  Timothy H. Powers
                                                  Senior Vice President and
                                                  Chief Financial Officer