Form 10-Q
period 2001-06-30
HUBBELL INC
filed 2001-08-09
CIK 48898

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 2001

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

                   YES          X                      NO

The number of shares of registrant's classes of common stock outstanding as of August 6, 2001 were:

                     Class A ($.01 par value)   9,672,000

                     Class B ($.01 par value)  48,902,000

                                      INDEX

                              HUBBELL INCORPORATED

Part I.  Financial Information                                                                          PAGE
    Item   1.  Financial Statements - (unaudited)

               Consolidated statement of income  - Three months ended
               June 30, 2001 and 2000, Six months ended June 30, 2001 and 2000                            3

               Consolidated balance sheets - June 30, 2001 and December 31, 2000                          4

               Consolidated statement of cash flows - Six months ended June 30,
               2001 and 2000                                                                              5

               Notes to consolidated financial statements - June 30, 2001                                 6-10

    Item   2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                      11-15

Part II.  Other Information

    Item   1.  Legal Proceedings                                                                          N/A

    Item   2.  Changes In Securities and Use of Proceeds                                                  N/A

    Item   3.  Defaults upon Senior Securities                                                            N/A

    Item   4.  Submission of Matters to a Vote of Security Holders                                        16

    Item   5.  Other Information                                                                          N/A

    Item   6.  Exhibits and Report on Form 8-K                                                            17

Signature                                                                                                 17

                              HUBBELL INCORPORATED
                         PART I - FINANCIAL INFORMATION
ITEM 1.                       FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                        JUNE 30                                JUNE 30
                                             ---------------------------             ---------------------------
                                              2001                2000                2001                2000
                                             -------             -------             -------             -------
NET SALES                                    $ 341.2             $ 356.6             $ 685.3             $ 717.3

Cost of goods sold                             256.3               282.2               513.9               539.8
                                             -------             -------             -------             -------

GROSS PROFIT                                    84.9                74.4               171.4               177.5

Special charge (credit), net                      --                 (.3)                 --                 (.1)

Selling & administrative expenses               56.4                54.7               113.0               113.2

(Gain) on sale of business                        --               (36.2)                 --               (36.2)
                                             -------             -------             -------             -------

OPERATING INCOME                                28.5                56.2                58.4               100.6

OTHER INCOME (EXPENSE):

       Investment income                         3.1                 3.8                 6.5                 7.5
       Interest expense                         (4.2)               (4.0)               (9.5)               (8.1)
       Other income, net                          .1                  .4                  .4                 3.8
                                             -------             -------             -------             -------

TOTAL OTHER INCOME (EXPENSE)                    (1.0)                 .2                (2.6)                3.2

INCOME BEFORE INCOME TAXES                      27.5                56.4                55.8               103.8

Provision for income taxes                       5.7                14.7                12.8                27.0
                                             -------             -------             -------             -------

NET INCOME                                   $  21.8             $  41.7             $  43.0             $  76.8
                                             =======             =======             =======             =======

EARNINGS PER SHARE - BASIC                   $  0.37             $  0.67             $  0.73             $  1.23
                                             =======             =======             =======             =======

EARNINGS PER SHARE - DILUTED                 $  0.37             $  0.67             $  0.73             $  1.22
                                             =======             =======             =======             =======

CASH DIVIDENDS PER COMMON SHARE              $  0.33             $  0.33             $  0.66             $  0.65
                                             =======             =======             =======             =======

See notes to consolidated financial statements.

                              HUBBELL INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                                  (IN MILLIONS)

                                                          (unaudited)
                                                         June 30, 2001     December 31, 2000
                                                            --------            --------
ASSETS
Current Assets:
   Cash and temporary cash investments                      $   14.1            $   74.8
   Accounts receivable (net)                                   211.3               209.8
   Inventories                                                 289.5               298.6
   Prepaid taxes and other                                      26.7                36.8
                                                            --------            --------
TOTAL CURRENT ASSETS                                           541.6               620.0

Property, plant and equipment (net)                            291.4               305.3

Other Assets:
   Investments                                                 179.8               192.9
   Goodwill, less accumulated amortization                     258.3               262.0
   Other                                                        73.1                74.3
                                                            --------            --------

                                                            $1,344.2            $1,454.5
                                                            ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

   Commercial paper and notes                               $  169.9            $  259.5
   Accounts payable                                             64.9                69.9
   Accrued salaries, wages and employee benefits                19.9                21.0
   Accrued income taxes                                         40.9                43.9
   Dividends payable                                            19.3                19.5
   Other accrued liabilities                                    70.0                75.6
                                                            --------            --------

TOTAL CURRENT LIABILITIES                                      384.9               489.4

Long-Term Debt                                                  99.7                99.7

Other Non-Current Liabilities                                   90.2                89.9

Deferred Income Taxes                                            6.1                 6.0

Shareholders' Equity                                           763.3               769.5
                                                            --------            --------
                                                            $1,344.2            $1,454.5
                                                            ========            ========

See notes to consolidated financial statements

                              HUBBELL INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                              SIX MONTHS ENDED
                                                                                                   JUNE 30
                                                                                         ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                       2001                2000
                                                                                         -------             -------
Net income                                                                               $  43.0             $  76.8
Adjustments to reconcile net income to
net cash provided by operating activities:
     Gain on sale of business                                                                 --               (36.2)
     Gain on sale of assets                                                                   --               (11.2)
     Depreciation and amortization                                                          28.9                27.8
     Deferred income taxes                                                                    .1                (4.9)
     Expenditures/reversals - streamlining and special charges                              (1.9)              (16.3)
     Special Charge - 2000                                                                    --                10.4
Changes in assets and liabilities, net of business acquisitions/dispositions:

     (Increase)/Decrease in accounts receivable                                             (1.6)               (9.4)
     (Increase)/Decrease in inventories                                                      9.1                 (.8)
     (Increase)/Decrease in other current assets                                            10.2                (8.4)
     Increase/(Decrease) in current operating liabilities                                  (13.8)                6.3
     (Increase)/Decrease in other, net                                                       3.2                (1.6)
                                                                                         -------             -------

Net cash provided by operating activities                                                   77.2                49.3
                                                                                         -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of businesses                                                                     --                  --
Sale of business                                                                              --                61.0
Proceeds from disposition of assets                                                           --                23.3
Additions to property, plant and equipment                                                 (15.0)              (23.5)
Purchases of investments                                                                    (2.4)               (1.9)
Repayments and sales of investments                                                         15.7                10.4
Other, net                                                                                    .6                 4.3
                                                                                         -------             -------

Net cash provided by (used in) investing activities                                         (1.1)               73.6
                                                                                         -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of dividends                                                                       (38.8)              (41.1)
Commercial paper and notes - (repayments) borrowings                                       (89.6)               44.0
Exercise of stock options                                                                    1.5                  .8
Acquisition of treasury shares                                                              (9.9)              (74.6)
                                                                                         -------             -------

Net cash used in financing activities                                                     (136.8)              (70.9)
                                                                                         -------             -------
Increase (decrease) in cash and temporary cash investments                                 (60.7)               52.0

CASH AND TEMPORARY CASH INVESTMENTS

Beginning of period                                                                         74.8                24.0
                                                                                         -------             -------
End of period                                                                            $  14.1             $  76.0
                                                                                         =======             =======

See notes to consolidated financial statements.

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ending June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

2.       SPECIAL CHARGES - PRIOR YEAR

         In the second quarter of 2000, the company recorded special charges, net, of $23.5 million. The net cost consisted of $30.5 million of special and non-recurring charges, primarily to cover the cost of inventory disposals in connection with product line discontinuances, offset by a $7.0 million reduction in the streamlining program accrual established in 1997.

         The inventory disposal program included the identification of $20.3 million of product line SKU's, 9% of the Company's total SKU offering, which would no longer be offered for sale. This charge was reported as a component of cost of sales.

         Net sales included a non-recurring charge of $3.5 million related to an increase in the reserve for customer returns and allowances.

         Reflected in special charge (credits), net of $(.3) million in the prior year second quarter, are costs of $6.7 million, primarily related to asset impairments and facility consolidation actions, net of the $7.0 million adjustment to the 1997 streamlining accrual. For the first six months of 2000, Special charge (credit) net, consisted of $10.4 million of special charges offset by $10.5 million of reduction in the 1997 streamlining program accrual.

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

3.   1997 STREAMLINING PROGRAM

     In 1997, the Company recorded a special charge of $52.0 million ($32.2 million after-tax or $.47 per share), comprised of $32.4 million of accrued consolidation and streamlining costs, $9.5 million of facility asset impairments, $7.4 million goodwill asset impairment, and other current employee and product line exit costs of $2.7 million. The Company's consolidation and streamlining initiatives (the "Plan") were undertaken to optimize the organization and cost structure primarily within the Electrical and Power Segments.

     As part of management's ongoing review of estimated program costs in connection with the Plan, adjustments in the amount of $10.5 million were made in the first and second quarters of 2000. The adjustments (income) reflected costs originally estimated as part of the 1997 Plan which were deemed no longer required to complete certain actions in the Electrical and Power Segments.

     The following table sets forth the status of the plan at June 30, 2001 (in millions):

                                        Employee     Disposal        Accrued
                                        Benefits  and Exit Costs     Charge
                                         -----         -----         -----
     1997 streamlining program           $15.6         $16.8         $32.4
     Amounts reversed in 2000             (5.4)         (5.1)        (10.5)
     Amount utilized                      (8.5)         (9.8)        (18.3)
                                         -----         -----         -----

     Remaining reserve                   $ 1.7         $ 1.9         $ 3.6
                                         =====         =====         =====



4.   BUSINESS COMBINATIONS

     Dispositions

     In April 2000, the Company completed the sale of its WavePacer Digital Subscriber Line assets, part of Pulse Communications, Inc. ("Pulse"), to ECI Telecom Ltd. for a purchase price of $61.0 million. The transaction produced a gain on sale of $36.2 million in the 2000 second quarter.

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

5.       INVENTORIES ARE CLASSIFIED AS FOLLOWS:  (IN MILLIONS)

                                                     JUNE 30,     DECEMBER 31,
                                                       2001           2000
                                                      ------         ------
     Raw Material                                     $ 91.7         $ 93.1
     Work-in-Process                                    72.6           75.0
     Finished Goods                                    167.6          172.9
                                                      ------         ------
                                                       331.9          341.0
     Excess of current
     costs over LIFO basis                              42.4           42.4
                                                      ------         ------
                                                      $289.5         $298.6
                                                      ======         ======

6.       SHAREHOLDERS' EQUITY COMPRISES: (IN MILLIONS)

                                                         JUNE 30,     DECEMBER 31,
                                                           2001           2000
                                                          ------         ------
  Common Stock, $.01 par value:
  Class A-authorized 50,000,000 shares,
     outstanding 9,604,238 and 9,637,338 shares           $   .1         $   .1
  Class B-authorized 150,000,000 shares
     outstanding 48,864,031 and 49,120,453 shares             .5             .5
  Additional paid-in-capital                               202.6          211.0
  Retained earnings                                        581.6          577.4
  Cumulative translation adjustments                       (21.5)         (19.5)
                                                          ------         ------
                                                          $763.3         $769.5
                                                          ======         ======

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

7. The following table sets forth the computation of earnings per share for the three and six months ended June 30, (in millions except per share data):

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  JUNE 30                     JUNE 30
                                                           --------------------        --------------------
                                                            2001          2000          2001          2000
                                                           ------        ------        ------        ------
     Net Income                                            $ 21.8        $ 41.7        $ 43.0        $ 76.8
                                                           ======        ======        ======        ======
     Weighted average number of common
     shares outstanding during the period                    58.4          61.9          58.4          62.7
     Potential dilutive shares                                 .3            .2            .3            .2
                                                           ------        ------        ------        ------
     Average number of shares outstanding - diluted          58.7          62.1          58.7          62.9

     Earnings per share:
     Basic                                                 $ 0.37        $ 0.67        $ 0.73        $ 1.23
     Diluted                                               $ 0.37        $ 0.67        $ 0.73        $ 1.22

8.       COMPREHENSIVE INCOME (IN MILLIONS)

         Total comprehensive income was $22.6 and $40.9 for the three and six months ended June 30, 2001, respectively, and $39.5 and $71.8 for the three and six months ended June 30, 2000, respectively. The difference between net income and comprehensive income relates primarily to translation adjustments.

                              HUBBELL INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

9.       INDUSTRY SEGMENTS

         The following table sets forth financial information by industry segment for the three and six months ended June 30 (in millions):

                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   JUNE 30                       JUNE 30
                                           ---------------------         ---------------------
                                            2001           2000           2001           2000
                                           ------         ------         ------         ------
  Net Sales
        Electrical                         $215.2         $234.4         $434.5         $477.3
        Power                                89.1           98.1          177.1          190.9
        Industrial Technology                36.9           24.1           73.7           49.1
                                           ------         ------         ------         ------
           Total                           $341.2         $356.6         $685.3         $717.3
                                           ======         ======         ======         ======

     Operating Income
        Electrical                         $ 20.1         $ 30.9         $ 40.4         $ 65.3*
           Special and nonrecurring
                charge, net                    --          (17.6)            --          (19.2)
           Gain on sale of business            --           36.2             --           36.2
        Power                                 6.2           10.9           13.9           19.3
           Special and nonrecurring
                charge, net                    --           (5.1)            --           (3.7)
        Industrial Technology                 2.2            1.7            4.1            3.5
           Special charge                      --            (.8)            --            (.8)
                                           ------         ------         ------         ------

        Segment Total                        28.5           56.2           58.4          100.6

        Interest Expense                     (4.2)          (4.0)          (9.5)          (8.1)
        Investment and Other
             Income, Net                      3.2            4.2            6.9           11.3
                                           ------         ------         ------         ------

        Income Before Income Taxes         $ 27.5         $ 56.4         $ 55.8         $103.8
                                           ======         ======         ======         ======

         *- Electrical segment operating income for the six months ended
            June 30, 2000 includes $8.1 million of gain on sale of a fully-depreciated west coast warehouse.

                              HUBBELL INCORPORATED
  ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 2001

                              RESULTS OF OPERATIONS

Consolidated net sales for the second quarter and first six months of 2001 declined 4% versus the comparable periods of the prior year. Excluding acquisitions, sales declined 9%. The decline both in the quarter and year-to-date was driven by widespread economic weakness in the Company's principal industrial application, telecommunications and power products markets. Sales within the company's Industrial Technology Segment, however, improved 53% quarter over quarter as a result of the July 2000 acquisition of GAI-Tronics. Net sales in the prior year included a charge of $3.5 million in connection with customer credit activity primarily within electrical products.

Operating income for the quarter and year-to-date fell 49% and 42%, respectively, versus the 2000 second quarter and six month results. Excluding prior year special charges, net, and gains on sale of assets/business, operating income for the quarter fell 34% and on a year-to-date basis was down 27%. Operating profit declines exceeded the sales declines primarily due to unabsorbed fixed manufacturing costs and a larger proportion of lower margin products in the overall sales mix. Cost reduction actions, which started in the 2000 fourth quarter and are continuing, were effective at minimizing the margin decline by reducing the variable costs associated with lower sales and lowering fixed costs.

Segment Results

Electrical Segment sales declined 9% in the quarter and year-to-date versus comparable periods of 2000. The sales decline is attributable to lower orders for specification-grade lighting and wiring products and a decline in orders from data/telecommunications customers affecting sales of premise wiring and the multiplexing products of Pulse Communications. Partially offsetting these declines were improved sales within harsh/hazardous electrical product lines where an increase in energy related construction projects increased sales in the quarter and year-to-date versus 2000. Segment operating income, before special charges and asset sale gains, fell 35% in the quarter and 29% year-to-date. Despite the reporting of modest profits in the quarter and year-to-date within commodity electrical products, volume declines of higher margin industrial application products and unabsorbed fixed manufacturing expenses reduced operating profits. Profitability improvements within commodity electrical products resulted from the management actions, beginning mid-year 2000, to lower logistics costs and improve the accuracy of customer shipments from the central distribution warehouse.

Power Segment sales declined 10% in the quarter and 8% year-to-date versus comparable periods of 2000 as a result of lower order input levels, primarily from utility industry customers, which began in the second half of 2000. Lower utility industry demand is attributable to disruptions in their procurement patterns, spending on power generation versus distribution, the California energy crisis and generally weak economic conditions. Operating income in the quarter declined 43% and for the first six months fell 28% due to the lower sales and unabsorbed fixed expenses. Second quarter results also include asset impairment costs of $3.8 million related to a reduction in productive capacity. This and other cost avoidance/reduction actions, including lower employment levels, have been taken in response to the lower volume and further measures are being identified to keep costs in line with order input levels.

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 2001
                                   (CONTINUED)

Industrial Technology Segment reported substantially increased sales in the quarter and first six months versus 2000 as a result of the July 2000 acquisition of GAI-Tronics Corporation. GAI-Tronics is a leading supplier of communications systems designed for indoor, outdoor and hazardous environments. The segment's other businesses faced slower industrial demand resulting in lower sales compared with the 2000 second quarter and six months. Operating profits in the quarter and year-to-date improved over comparable periods of 2000 as a result of the strong profit contribution from GAI-Tronics and modest profitability gains in high voltage test and measurement products, offset by weak demand in the segment's industrial base businesses.

Special and Non-recurring Charges - Prior Year

The second quarter and six-month operating results of the prior year included a special and non-recurring charge, offset by income from a reduction in the streamlining program accrual established in 1997. These costs net to $23.5 million ($17.4 million net of tax) in the second quarter and $23.7 million ($17.5 million net of tax) for the six months or $0.28 per diluted share in both periods. The Company's charges and accrual reversal were recorded within their respective classifications in the consolidated statement of income, as indicated in Note 2 of Notes to Consolidated Financial Statements.

Net sales includes a non-recurring charge of $3.5 million related to an increase in the reserve for customer returns and allowances in response to higher customer credit activity associated with inaccurate/incomplete shipments from an electrical products central distribution warehouse which began operation in late 1999. Cost of sales reflects a special charge of $20.3 million in connection with management's decision to streamline its product offering and eliminate non-strategic inventory across all business units. This action did not have any significant impact on service levels, sales or profitability throughout 2000 or in the current year.

Special charge, net, reflects the cost of first and second quarter 2000 cost reduction and streamlining actions offset by a reversal, in connection with management's ongoing review, of costs accrued in connection with the 1997 streamlining program, recorded as follows (millions):

                                   First Quarter  Second Quarter     Six Months
                                      -------         -------         -------
     2000 special charge              $   3.7         $   6.7         $  10.4
     Reversal: 1997
          streamlining program           (3.5)           (7.0)          (10.5)
                                      -------         -------         -------
                NET                   $    .2         $   (.3)        $   (.1)
                                      =======         =======         =======

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 2001
                                   (CONTINUED)

Special charge costs primarily related to asset impairments and facility consolidation actions undertaken to reduce ongoing operating costs and exit certain joint venture arrangements. All actions contemplated under the 2000 special charge were completed in the first quarter of 2001.

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

The components of the initial reserve at December 31, 1997, amounts utilized in 1997-June 2001 and reversed in 2000, and the accrued consolidation and streamlining reserve balances remaining at June 30, 2001 were (in millions):

                                             Employee           Disposal         Accrued
                                             Benefits        and Exit Costs      Charge
                                              ------             ------          ------
     1997 streamlining program                $ 15.6             $ 16.8          $ 32.4
     Amounts reversed in 2000                   (5.4)              (5.1)          (10.5)
     Amounts utilized                           (8.5)              (9.8)          (18.3)
                                              ------             ------          ------

         Remaining reserve                    $  1.7             $  1.9          $  3.6
                                              ======             ======          ======

         One plant closing remains, which is scheduled to be completed in 2001. This action is consistent with the timing established in the Plan. Remaining actions are not expected to require any significant cash expenditures.

Gain on sale of business

In April 2000, the Company completed the sale of its WavePacer Digital Subscriber Line assets to ECI Telecom Ltd. for a purchase price of $61.0 million. The transaction produced a gain on sale of $36.2 million in the prior year second quarter.

Other Income / Expense

Interest expense in the quarter was consistent with the 2000 second quarter as higher average debt levels were offset by lower average interest rates on the Company's outstanding commercial paper. Through six months of 2001, interest expense was higher than the comparable 2000 period due primarily to higher average debt levels.

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 2001
                                   (CONTINUED)

Other income, net, for the six months declined versus 2000 primarily due to inclusion in the prior year of a first quarter gain on sale of leveraged lease investments in contemplation of their pending expiration.

Income Taxes - During the second quarter, management revised the full year estimated effective income tax rate to 23% from the 25% rate utilized in the 2001 first quarter. The 2000 second quarter and six month effective tax rate was 26%. The reduction in the effective tax rate is a result of a lower portion of overall earnings being derived from domestic operations.

Net Income for the second quarter and six months declined due to a reduction in operating income and other income, offset by a lower tax rate. Diluted earnings per share declined by a lower percentage than net income as a result of a reduction in the average number of diluted shares outstanding.

                         LIQUIDITY AND CAPITAL RESOURCES

Management views liquidity on the basis of the Company's ability to meet operational funding needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. The Company's working capital position at June 30, 2001 was $156.7 million, up from $130.6 million at December 31, 2000. Total borrowings at June 30, 2001 were lowered to $269.6 million, 35% of total shareholders equity, versus $359.2 million or 47% of total shareholder's equity, at year-end. The combination of improved operating cash flow and a reduction of investments facilitated a decline in commercial paper outstanding and, consequently, the debt to equity ratio as compared to December 31, 2000.

The company also applied financial resources to pay the quarterly dividend to shareholders, make capital expenditures and, in the first quarter, complete the 1997 share repurchase program.

At its meeting in December 2000, the Company's Board of Directors authorized repurchase of an additional $300 million of Class A and Class B shares. This authorization is expected to be completed over a three-year period, however, management has not yet executed any purchases under this program through June 30, 2001.

Cash provided by operations increased in the first six months of 2001 versus the first half of 2000 due primarily to better management of inventory, the timing of tax payments and reduced expenditures in connection with streamlining and special charges. The decline in operating liabilities reflects a decline in accounts payable and general business accruals, consistent with the lower levels of business activity year-over-year. Investing cash flow in the prior year includes $61.0 million from the sale of DSL assets, liquidation of an investment in leveraged leases and proceeds from the sale of a west coast warehouse. Financing cash flows reflect the impact of the reduction in commercial paper borrowings during 2001 and completion of the 1997 share repurchase program, which limited cash expenditures for treasury shares to $9.9 million in 2001 versus $74.6 million in 2000.

                              HUBBELL INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 2001
                                   (CONTINUED)

The Company believes that currently available cash, available borrowing facilities, and its ability to increase its credit lines if needed, combined with internally generated funds should be more than sufficient to fund capital expenditures, as well as any increase in working capital that would be required to accommodate a higher level of business activity. The Company actively seeks to expand by acquisition as well as through the growth of its present businesses. While a significant acquisition may require additional borrowings, the Company believes it would be able to obtain financing based on its favorable historical earnings performance and strong financial position.

                                  MARKET RISKS

In the operation of its business, the Company has identified market risk exposures to foreign currency exchange rates, raw material prices and interest rates. There were no material changes during the quarter affecting the identified risks or the Company's strategy for managing these exposures.

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, are forward-looking and are based on the Company's reasonable current expectations. These forward-looking statements may be identified by the use of words or phrases such as "believe", "expect", "anticipate", "should", "plan", "estimated", "potential", "target", "goals" and "scheduled", among others. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying certain important factors that could cause actual results to differ materially from those contained in the specified statements. Such factors include, but are not limited to: the timing of completion of actions and cash expenditures in connection with the 1997 streamlining program.

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 7, 2001:

1. The following eight (8) individuals were elected directors of the Company for the ensuing year to serve until the next Annual Meeting of Shareholders of the Company and until their respective successors may be elected and qualified, each Director being elected by plurality vote:

                  NAME OF INDIVIDUAL        VOTES FOR       VOTES WITHHELD
                  ------------------        ---------       --------------
                  G. Jackson Ratcliffe      202,680,073     12,660,058
                  E. Richard Brooks         212,230,326      3,109,805
                  George W. Edwards, Jr.    212,261,922      3,078,209
                  Joel S. Hoffman           212,303,880      3,036,251
                  Andrew McNally IV         212,225,289      3,114,842
                  Daniel J. Meyer           212,175,382      3,164,749
                  John A. Urquhart          212,193,195      3,146,936
                  Malcolm Wallop            212,076,301      3,263,830

2. PricewaterhouseCoopers LLP was ratified as independent accountants to examine the annual financial statements for the Company for the year 2001 receiving 213,799,283 affirmative votes, being a majority of the votes cast on the matter all voting as a single class, with 637,364 negative votes and 903,486 votes abstained.

3. The proposal relating to approval of the Company's 1973 Stock Option Plan for Key Employees, as amended, which appears on pages 20 to 22 of the proxy statement, dated March 27, 2001 (the "Proxy Statement"), which proposal is incorporated herein by reference, has been approved with 201,683,357 affirmative votes, being a majority of the votes cast on the matter all voting as a single class (and representing a majority of the votes entitled to be cast), with 11,947,583 negative votes and 1,709,190 votes abstained.

4. The proposal relating to reapproval of the Company's Senior Executive Incentive Compensation Plan, which appears on pages 22 to 24 of the Proxy Statement, which proposal is incorporated herein by reference, has been approved with 206,255,657 affirmative votes, being a majority of the votes cast on the matter all voting as a single class, with 6,380,070 negative votes and 2,704,424 votes abstained.

                              HUBBELL INCORPORATED
                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

EXHIBITS

     NUMBER                              DESCRIPTION
     ------                              -----------
     10a+*        Hubbell Incorporated Supplemental Executive Retirement Plan,
                  as amended and restated, effective June 7, 2001.

     10b(l)+* Hubbell Incorporated 1973 Stock Option Plan for Key Employees, as amended and restated, effective May 7, 2001.

---------------------------------
+ This exhibit constitutes a management contract, compensatory plan, or arrangement
* Filed hereunder

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed for the three months ended June 30, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HUBBELL INCORPORATED



Dated:  August 9, 2001                  /s/ Timothy H. Powers
                                        -------------------------------------
                                        Timothy H. Powers
                                        President and Chief Executive Officer
                                        (Chief Financial Officer)