Form 10-Q
period 2001-09-30
HUBBELL INC
filed 2001-11-09
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2001

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	1-2958

HUBBELL INCORPORATED

(Exact name of registrant as specified in its charter)

State of Connecticut	06-0397030

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

584 Derby Milford Road, Orange, CT	06477

(Address of principal executive offices)	(Zip Code)

(203) 799-4100

(Registrant’s telephone number, including area code)

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

Yes	No

The number of shares of registrant’s classes of common stock outstanding as of November 6, 2001 were:

Class A ($.01 par value)	9,672,000

Class B ($.01 par value)	48,945,000

INDEX
HUBBELL INCORPORATED

Page

Part I. Financial Information

Item 1. Financial Statements – (unaudited)

Consolidated statement of income – Three months ended September 30, 2001 and 2000, Nine months ended September 30, 2001 and 2000	3

Consolidated balance sheets – September 30, 2001 and December 31, 2000	4

Consolidated statement of cash flows – Nine months ended September 30, 2001 and 2000	5

Notes to consolidated financial statements – September 30, 2001	6-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16

Part II. Other Information

Item 1. Legal Proceedings	N/A

Item 2. Changes In Securities and Use of Proceeds	N/A

Item 3. Defaults upon Senior Securities	N/A

Item 4. Submission of Matters to a Vote of Security Holders	N/A

Item 5. Other Information	N/A

Item 6. Exhibits and Report on Form 8-K	17

Signature	17

HUBBELL INCORPORATED
PART I — FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS Consolidated Statement of Income (unaudited) (in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

Net Sales	$325.7	$360.8	$1,011.0	$1,078.0

Cost of goods sold	245.7	260.4	759.6	800.1 *

Gross Profit	80.0	100.4	251.4	277.9

Special charge (credit), net	—	—	—	(.1)

Selling & administrative expenses	54.3	54.3	167.3	167.4

(Gain) on sale of business	—	—	—	(36.2)

Operating Income	25.7	46.1	84.1	146.8

Other Income (Expense):

Investment income	2.2	4.4	8.7	11.9

Interest expense	(3.3)	(5.7)	(12.8)	(13.8)

Other income, net	.7	(.2)	1.1	3.6

Total Other Income (Expense)	(.4)	(1.5)	(3.0)	1.7

Income before Income Taxes	25.3	44.6	81.1	148.5

Provision for income taxes	5.8	11.6	18.7	38.6

Net Income	$19.5	$33.0	$62.4	$109.9

Earnings Per Share – basic	$0.33	$0.55	$1.06	$1.78

Earnings Per Share – diluted	$0.33	$0.55	$1.06	$1.77

Cash Dividends Per Common Share	$0.33	$0.33	$0.99	$0.98

*	2000 includes a special charge of $20.3 for product rationalizations.

See notes to consolidated financial statements.

HUBBELL INCORPORATED
Consolidated Balance Sheet
(in millions)

	(unaudited)
	September 30, 2001	December 31, 2000

ASSETS

Current Assets:

Cash and temporary cash investments	$97.8	$74.8

Accounts receivable (net)	195.4	209.8

Inventories	268.8	298.6

Prepaid taxes and other	26.7	36.8

Total Current Assets	588.7	620.0

Property, plant and equipment (net)	286.6	305.3

Other Assets:

Investments	127.2	192.9

Goodwill, less accumulated amortization	257.7	262.0

Other	72.8	74.3

	$1,333.0	$1,454.5

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Commercial paper and notes	$151.0	$259.5

Accounts payable	62.8	69.9

Accrued salaries, wages and employee benefits	21.4	21.0

Accrued income taxes	42.3	43.9

Dividends payable	19.3	19.5

Other accrued liabilities	74.9	75.6

Total Current Liabilities	371.7	489.4

Long-Term Debt	99.8	99.7

Other Non-Current Liabilities	88.1	89.9

Deferred Income Taxes	6.2	6.0

Shareholders’ Equity	767.2	769.5

	$1,333.0	$1,454.5

See notes to consolidated financial statements

HUBBELL INCORPORATED
Consolidated Statement of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended
	September 30

	2001	2000

Cash Flows From Operating Activities

Net income	$62.4	$109.9

Adjustments to reconcile net income to net cash provided by operating activities:

Gain on sale of business	—	(36.2)

Gain on sale of assets/investments	(1.1)	(11.2)

Depreciation and amortization	42.9	41.3

Deferred income taxes	(.7)	(6.3)

Expenditures/reversals – streamlining and special charges	(2.1)	(22.3)

Special Charge – 2000	—	10.4

Changes in assets and liabilities, net of business acquisitions/dispositions:

(Increase)/Decrease in accounts receivable	12.9	8.3

(Increase)/Decrease in inventories	29.9	(8.8)

(Increase)/Decrease in other current assets	11.2	7.2

Increase/(Decrease) in current operating liabilities	(9.5)	(2.2)

(Increase)/Decrease in other, net	3.0	(3.1)

Net cash provided by operating activities	148.9	87.0

Cash Flows From Investing Activities

Acquisition of businesses	—	(37.1)

Sale of business	—	61.0

Proceeds from disposition of assets	—	23.3

Additions to property, plant and equipment	(20.6)	(39.1)

Purchases of investments	(60.8)	(2.4)

Repayments and sales of investments	126.5	12.5

Other, net	2.5	8.6

Net cash provided by investing activities	47.6	26.8

Cash Flows From Financing Activities

Payment of dividends	(58.1)	(61.4)

Commercial paper and notes – (repayments) borrowings	(108.5)	84.7

Exercise of stock options	3.0	1.9

Acquisition of treasury shares	(9.9)	(115.4)

Net cash used in financing activities	(173.5)	(90.2)

Increase in cash and temporary cash investments	23.0	23.6

Cash And Temporary Cash Investments

Beginning of period	74.8	24.0

End of period	$97.8	$47.6

See notes to consolidated financial statements.

HUBBELL INCORPORATED
Notes to Consolidated Financial Statements
September 30, 2001
(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

2. Special Charges – Prior Year

Nine-month results in 2000 reflect special charges, net, of $23.7 million. The net cost consisted of $34.2 million of special and non-recurring charges, primarily to cover the cost of inventory disposals in connection with product line discontinuances, partially offset by a $10.5 million reduction in the streamlining program accrual established in 1997.

The inventory disposal program included the identification of $20.3 million of product line SKU’s, 9% of the Company’s total SKU offering, which would no longer be offered for sale. This charge was reported as a component of cost of sales.

Net sales included a non-recurring charge of $3.5 million related to an increase in the reserve for customer returns and allowances.

Reflected in special charge (credits), net of $(.1) million in the prior year, are costs of $10.4 million, primarily related to asset impairments and facility consolidation actions, net of the $10.5 million adjustment to the 1997 streamlining accrual.

HUBBELL INCORPORATED
Notes to Consolidated Financial Statements
September 30, 2001
(unaudited)

3. 1997 Streamlining Program

In 1997, the Company recorded a special charge of $52.0 million ($32.2 million after-tax or $.47 per share), comprised of $32.4 million of accrued consolidation and streamlining costs, $9.5 million of facility asset impairments, $7.4 million goodwill asset impairment, and other current employee and product line exit costs of $2.7 million. The Company’s consolidation and streamlining initiatives (the “Plan”) were undertaken to optimize the organization and cost structure primarily within the Electrical and Power Segments.

As part of management’s ongoing review of estimated program costs in connection with the Plan, adjustments in the amount of $10.5 million were made in 2000. The adjustments (income) reflected costs originally estimated as part of the Plan which were deemed no longer required to complete certain actions in the Electrical and Power Segments.

The following table sets forth the status of the Plan at September 30, 2001 (in millions):

	Employee	Disposal	Accrued
	Benefits	and Exit Costs	Charge

1997 streamlining program	$15.6	$16.8	$32.4

Amounts reversed in 2000	(5.4)	(5.1)	(10.5)

Amount utilized	(8.6)	(9.9)	(18.5)

Remaining reserve	$1.6	$1.8	$3.4

The remaining reserve balance is primarily comprised of a plant closing within the Electrical Segment, originally scheduled to be completed in 2001. During the third quarter, newly appointed senior management began to reassess these closure plans. This review process will be completed in the fourth quarter and may result in changes to the action and its cost.

4. Business Combinations

Dispositions

In April 2000, the Company completed the sale of its WavePacer Digital Subscriber Line assets, part of Pulse Communications, Inc., to ECI Telecom Ltd. for a purchase price of $61.0 million. The transaction produced a gain on sale of $36.2 million in 2000.

Acquisitions

In July 2000, the Company completed the purchase of common stock of GAI-Tronics Corporation (“GAI-Tronics”) from Salient 3 Communications for a cash purchase price of $37.1 million. Based in Reading, PA, GAI-Tronics is a leading supplier of specialized communications systems designed for indoor, outdoor and hazardous environments. GAI-Tronics is included in the Company’s Industrial Technology Segment.

HUBBELL INCORPORATED
Notes to Consolidated Financial Statements
September 30, 2001
(unaudited)

5. Inventories are classified as follows: (in millions)

	September 30,	December 31,
	2001	2000

Raw Material	$88.8	$93.1

Work-in-Process	65.6	75.0

Finished Goods	156.8	172.9

	311.2	341.0

Excess of current costs over LIFO basis	42.4	42.4

	$268.8	$298.6

6. Shareholders’ Equity comprises: (in millions)

	September 30,	December 31,
	2001	2000

Common Stock, $.01 par value:

Class A-authorized 50,000,000 shares, outstanding 9,671,623 and 9,637,338 shares	$.1	$.1

Class B-authorized 150,000,000 shares outstanding 48,937,292 and 49,120,453 shares	.5	.5

Additional paid-in-capital	204.1	211.0

Retained earnings	581.7	577.4

Cumulative translation adjustments	(19.2)	(19.5)

	$767.2	$769.5

HUBBELL INCORPORATED
Notes to Consolidated Financial Statements
September 30, 2001
(unaudited)

7. The following table sets forth the computation of earnings per share for the three and nine months ended September 30
    (millions except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

Net Income	$19.5	$33.0	$62.4	$109.9

Weighted average number of common shares outstanding during the period	58.6	60.3	58.5	61.9

Potential dilutive shares	.4	.1	.2	.1

Average number of shares outstanding – diluted	59.0	60.4	58.7	62.0

Earnings per share:

Basic	$0.33	$0.55	$1.06	$1.78

Diluted	$0.33	$0.55	$1.06	$1.77

8. Comprehensive Income (in millions)

Total comprehensive income was $21.7 and $62.6 for the three and nine months ended September 30, 2001, respectively, and $30.2 and $102.1 for the three and nine months ended September 30, 2000, respectively. The difference between net income and comprehensive income relates primarily to translation adjustments.

9. Subsequent Events

In October 2001, a customer of the Company’s Power Segment filed for Chapter 11 bankruptcy. At the date of filing, the Company was owed approximately $3.7 million in unsecured trade accounts receivable. The Company has provided for this exposure in its financial statements as of September 30, 2001.

Also in October 2001, the Company completed the acquisition of MyTech Corporation for $13.6 million. Based in Austin, TX, MyTech is noted for technological innovation in occupancy sensor-based controls vital to the energy conservation capability of modern lighting systems. MyTech will be included in the Electrical Segment and is expected to have a positive effect on results of operations in 2002.

HUBBELL INCORPORATED
Notes to Consolidated Financial Statements
September 30, 2001
(unaudited)

10. Industry Segments

The following table sets forth financial information by industry segment for the three and nine months ended September 30 (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

Net Sales

Electrical	$210.3	$234.4	$644.8	$711.7

Power	80.9	89.9	258.0	280.7

Industrial Technology	34.5	36.5	108.2	85.6

Total	$325.7	$360.8	$1,011.0	$1,078.0

Operating Income

Electrical	$18.4	$33.2	$58.8	$98.5 *

Special and nonrecurring charge, net	—	—	—	(19.2)

Gain on sale of business	—	—	—	36.2

Power	5.9	9.7	19.8	29.0

Special and nonrecurring charge, net	—	—	—	(3.7)

Industrial Technology	1.4	3.2	5.5	6.8

Special charge	—	—	—	(.8)

Segment Total	25.7	46.1	84.1	146.8

Interest Expense	(3.3)	(5.7)	(12.8)	(13.8)

Investment and Other Income, Net	2.9	4.2	9.8	15.5

Income Before Income Taxes	$25.3	$44.6	$81.1	$148.5

*	- Electrical Segment operating income for the nine months ended September 30, 2000 includes $8.1 million of gain on sale of a fully-depreciated west coast warehouse.

HUBBELL INCORPORATED
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS September 30, 2001 Results of Operations

Third quarter and year-to-date results reflect continued widespread economic weakness throughout the Company’s markets versus comparable periods of the prior year. In addition, the 2001 third quarter results have declined from the sales and earnings levels achieved in the first and second quarters of 2001 as a result of progressively lower levels of economic activity due in part to the terrorist events of early September 2001. The economic weakness in the Company’s principal industrial, telecommunications and power products markets has reduced the rate of incoming orders and, consequently, reported sales and profits.

Consolidated net sales for the third quarter and first nine months of 2001 declined 10% and 6%, respectively, versus the comparable periods of the prior year. Adjusting for acquisitions, sales declined 11% and 10% in the quarter and year-to-date, respectively. Sales within the company’s Industrial Technology Segment improved 26% year-to-date versus 2000 as a result of the July 2000 acquisition of GAI-Tronics. Prior year-to-date net sales included a charge of $3.5 million in connection with customer credit activity primarily within the Electrical Segment.

Operating income for the quarter and year-to-date fell 44% and 43%, respectively, versus the 2000 third quarter and nine month results. Excluding prior year special and nonrecurring charges, net, and gains on sale of assets/business, operating income on a year-to-date basis was down 33%. Operating profit declines exceeded the sales declines primarily due to unabsorbed fixed manufacturing costs and having a larger proportion of lower margin products in the overall sales mix. Cost reduction actions, which started in the 2000 fourth quarter and are continuing, were effective at minimizing the margin decline by reducing the variable costs associated with lower sales and partially lowering fixed costs.

Segment Results

Electrical Segment sales declined 10% in the quarter and year-to-date versus comparable periods of 2000. The sales decline is attributable to lower orders for specification-grade lighting and wiring products and a decline in orders from data/telecommunications customers affecting sales of premise wiring and the multiplexing products of Pulse Communications. Partially offsetting these declines were improved sales of harsh/hazardous electrical product lines associated with an increase in energy related construction projects. Segment operating income, excluding special charges and asset sale gains, fell 45% in the quarter and 35% year-to-date. Despite higher profitability associated with higher volume of harsh/hazardous electrical products, volume declines of higher margin industrial application products and unabsorbed fixed manufacturing expenses reduced operating profits.

Power Segment sales declined 10% in the quarter and 8% year-to-date versus comparable periods of 2000 as a result of lower order input levels, primarily from utility industry customers, which began in the second half of 2000. Lower utility industry demand is attributable to generally weak economic conditions and an investment emphasis by this group in areas outside the Company’s product offering, including power generation and transmission products. Operating income in the quarter declined 39% and for the first nine months fell 32% due to the lower sales and unabsorbed fixed expenses.

HUBBELL INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2001
(continued)

Industrial Technology Segment reported substantially increased sales in the nine months of 2001 versus 2000 as a result of the July 2000 acquisition of GAI-Tronics. GAI-Tronics is a leading supplier of communications systems designed for indoor, outdoor and hazardous environments. Sales in the 2001 third quarter were lower, despite inclusion of GAI-Tronics for the full three-month period in 2001, due to the United States industrial recession and weak international demand resulting in lower sales being reported by each of the Segment’s other businesses compared with the 2000 third quarter. Operating profits and margins in the quarter and year-to-date declined due to the rapid rate of deterioration in this Segment’s markets, which outpaced management’s ability to respond with cost reduction actions.

Selling and Administrative (S&A) Expenses

S&A expenses increased as a percentage of sales in the quarter and year-to-date primarily due to the addition of GAI-Tronics, which generates higher S&A costs than the Company’s average, the cost of senior management changes and employee severance associated with a reduction in the workforce.

Gain on sale of business

In April 2000, the Company completed the sale of its WavePacer Digital Subscriber Line assets to ECI Telecom Ltd. for a purchase price of $61.0 million. The transaction produced a gain on sale of $36.2 million in 2000.

Other Income / Expense

Investment income declined in the quarter and year-to-date versus the prior year due to lower average cash and investments balances and lower average interest rates. Similarly, third quarter and year-to-date interest expense declined versus 2000 due to lower average debt levels and lower average interest rates on the Company’s outstanding commercial paper.

Other income, net, for the nine months declined versus 2000 primarily due to the prior year first quarter gain on sale of leveraged lease investments in contemplation of their pending expiration. In the quarter, other income increased primarily due to a gain on sale of investments.

During the third quarter 2001, the Company repositioned a significant portion of its long-term investment portfolio to better match the maturity dates of the securities owned with investment requirements. Overall, this repositioning shortened the average maturity period of the portfolio.

Income Taxes – The third quarter effective tax rate remained at 23%, consistent with the second quarter. The first quarter 2001 estimated effective income tax rate was 25%. The 2000 third quarter and nine month effective tax rate was 26%. The reduction in the effective tax rate versus the prior year is a result of a lower portion of overall earnings being derived from domestic operations, which have higher tax rates.

Net Income for the third quarter and nine months declined due to a reduction in operating income and, on a year-to-date basis, other income, offset by a lower tax rate. Diluted earnings per share declined by a lower percentage than net income as a result of a reduction in the average number of diluted shares outstanding.

HUBBELL INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2001
(continued)

Streamlining, Special and Nonrecurring Charges

Special and Nonrecurring Charges – Prior Year

Nine-month operating results of the prior year included a special and nonrecurring charge, offset by income from a reduction in the streamlining program accrual established in 1997. These costs net to $23.7 million ($17.5 million net of tax) or $0.28 per diluted share in 2000. The Company’s charges and accrual reversal were recorded within their respective classifications in the consolidated statement of income, as indicated in Note 2 of Notes to Consolidated Financial Statements.

Net sales included a non-recurring charge of $3.5 million related to an increase in the reserve for customer returns and allowances in response to higher customer credit activity associated with inaccurate/incomplete shipments from an electrical products central distribution warehouse which began operation in late 1999. Cost of sales reflected a special charge of $20.3 million in connection with management’s decision to streamline its product offering and eliminate non-strategic inventory across all business units. This action did not have any significant impact on service levels, sales or profitability throughout 2000 or in the current year.

Special charge, net, represented the cost of first and second quarter 2000 cost reduction and streamlining actions of $10.4 million, offset by a $10.5 million reversal, in connection with management’s ongoing review, of costs accrued in connection with the 1997 streamlining program. The special charge costs are primarily related to asset impairments and facility consolidation actions undertaken to reduce ongoing operating costs and exit certain joint venture arrangements. All actions contemplated under the 2000 special charge were completed in the first quarter of 2001.

1997 Streamlining Plan

In 1997, the Company recorded a special charge of $52.0 million, comprised of $32.4 million of accrued consolidation and streamlining costs, $9.5 million of facility asset impairments, a $7.4 million goodwill asset impairment, and other current employee and product line exit costs of $2.7 million. The Company’s consolidation and streamlining initiatives were undertaken to optimize the organization and cost structure primarily within the Electrical and Power Segments.

The components of the initial reserve at December 31, 1997, amounts utilized in 1997-September 2001 and reversed in 2000, and the accrued consolidation and streamlining reserve balances remaining at September 30, 2001 were (in millions):

	Employee	Disposal	Accrued
	Benefits	and Exit Costs	Charge

1997 streamlining program	$15.6	$16.8	$32.4

Amounts reversed in 2000	(5.4)	(5.1)	(10.5)

Amounts utilized	(8.6)	(9.9)	(18.5)

Remaining reserve	$1.6	$1.8	$3.4

HUBBELL INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2001
(continued)

The remaining reserve balance is primarily comprised of a plant closing within the Electrical Segment, originally scheduled to be completed in 2001. During the third quarter, newly appointed senior management began to reassess these closure plans. This review process will be completed in the fourth quarter and may result in changes to the action and its cost.

2001 Capacity Reduction Plan

During the quarter, management began development of a comprehensive plan to further reduce manufacturing capacity and targeted fixed costs. This program is expected to result in a fourth quarter pre-tax charge in the range of $45-55 million once finalized. Actions being considered include changes in product sourcing and further product line rationalization intended to take advantage of low cost areas of supply as well as to increase utilization of existing facilities. The charge is expected to primarily include asset write-downs of potentially impaired and redundant machinery, tooling and other assets associated with reducing the number of plants. In addition, severance costs will be provided in connection with these and other actions aimed at adjusting costs to current and projected levels of business activity.

Liquidity and Capital Resources

Management views liquidity on the basis of the Company’s ability to meet operational funding needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. The Company’s working capital position at September 30, 2001 was $217.0 million, up from $130.6 million at December 31, 2000. Total borrowings at September 30, 2001 were lowered to $250.8 million, 33% of total shareholders’ equity, versus $359.2 million or 47% of total shareholders’ equity, at year-end. The combination of improved operating cash flow and a reduction of investments facilitated a decline in commercial paper outstanding and, consequently, the debt to equity ratio as compared to December 31, 2000.

The Company also applied financial resources to pay the quarterly dividend to shareholders, make capital expenditures and, in the first quarter, complete the 1997 share repurchase program. However, capital spending has been reduced by close to $20.0 million in 2001 versus 2000 due to the overall decline in the level of business activity and the resulting opportunity for management to reorganize and redeploy underutilized capital assets as opposed to making new capital additions.

At its meeting in December 2000, the Company’s Board of Directors authorized repurchase of an additional $300 million of Class A and Class B shares. This authorization was originally expected to be completed over a three-year period, however, management has postponed any purchases under this program.

HUBBELL INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2001

Cash provided by operations increased by $61.9 million or 71% in the nine months of 2001 versus the nine months of 2000 due primarily to better management of inventory, the timing of tax payments and reduced expenditures in connection with streamlining and special charges. The decline in operating liabilities reflects a decline in accounts payable and general business accruals, consistent with the lower levels of business activity year-over-year. Investing cash flow in the prior year includes proceeds of $84.3 million from the sale of DSL assets, liquidation of an investment in leveraged leases and the sale of a west coast warehouse offset by the acquisition of GAI-Tronics. Financing cash flows reflect the impact of the reduction in commercial paper borrowings during 2001 and completion of the 1997 share repurchase program, which limited cash expenditures for treasury shares to $9.9 million in 2001 versus $115.4 million in 2000.

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

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) published two Statements: Statement No. 141 (“FAS 141”), Business Combinations, and Statement No. 142 (“FAS 142”), Goodwill and Other Intangible Assets.

FAS 141 primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustments to its cost. FAS 141 supercedes APB 16, Business Combinations. The most significant changes made by FAS 141 are:

•	It requires use of the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method.

•	It provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill.

FAS 141 is effective for all business combinations, accounted for by the purchase method, completed after June 30, 2001.

FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (Goodwill for acquisitions made after June 30, 2001 is not amortized. Goodwill for acquisitions made prior to June 30, 2001 will cease amortization effective January 1, 2002, the date the Company will adopt this new standard). FAS 142 supercedes APB 17, Intangible Assets. The most significant changes made by FAS 142 are:

HUBBELL INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2001

•	Goodwill and indefinite lived intangible assets will be tested for impairment at least annually. The initial impairment analysis is required to be completed by June 30, 2002. Any impairment that is found to exist at adoption will be reflected as a cumulative effect of a change in accounting. Thereafter, impairment charges will be charged to operations.

In October 2001, FASB issued Financial Accounting Standards No. 144 (“FAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 supercedes Statement No. 121 (“FAS 121”), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and applies to all long-lived assets (including discontinued operations). FAS 144 develops one accounting model (based on the model in FAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, (January 1, 2002 for the Company) and, generally, its provisions are to be applied prospectively. Currently, this pronouncement has no effect on the Company, but may in the future.

Market Risks

In the operation of its business, the Company has identified market risk exposures to foreign currency exchange rates, raw material prices and interest rates. There were no material changes during the quarter affecting the identified risks or the Company’s strategy for managing these exposures.

Forward-Looking Statements

Certain statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, are forward-looking and are based on the Company’s reasonable current expectations. These forward-looking statements may be identified by the use of words or phrases such as “believe”, “expect”, “anticipate”, “should”, “plan”, “estimated”, “potential”, “target”, “goals”, “scheduled” and “considered” , among others. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying certain important factors that could cause actual results to differ materially from those contained in the specified statements.

Such factors include, but are not limited to: anticipated timing, actions and cash expenditures in connection with a contemplated 2001 fourth quarter special charge; achieving sales levels to fulfill revenue expectations; unexpected costs or charges, certain of which may be outside the control of the Company; general economic and business conditions; and competition.

HUBBELL INCORPORATED
PART II — OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORT ON FORM 8-K

EXHIBITS

Number	Description

None

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed for the three months ended September 30, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBBELL INCORPORATED

Dated:	November 9, 2001	/s/Timothy H. Powers Timothy H. Powers President and Chief Executive Officer (Chief Financial Officer)