Form 10-K
period 2001-12-31
HUBBELL INC
filed 2002-03-20
CIK 48898

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 1-2958

Hubbell Incorporated

(Exact name of Registrant as specified in its charter)

Connecticut	06-0397030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
584 Derby Milford Road, Orange, Connecticut (Address of principal executive offices)	06477-4024 (Zip Code)

(203) 799-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of Exchange on which Registered

Class A Common — $.01 par value (20 votes per share)	New York Stock Exchange
Class B Common — $.01 par value (1 vote per share)	New York Stock Exchange
Series A Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange
Series B Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 8, 2002 was $1,815,286,600*. The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of March 8, 2002 was 9,671,600 and 49,287,800, respectively.

Documents Incorporated by Reference

      The definitive proxy statement for the proposed annual meeting of stockholders to be held on May 6, 2002, filed with the Commission on March 19, 2002 — Part III.

*	Calculated by excluding all shares held by executive Officers and Directors of Registrant and the Roche Trust, the Hubbell Trust and the Harvey Hubbell Foundation, without conceding that all such persons are “affiliates” of registrant for purpose of the Federal Securities Laws.

PART I
ELECTRICAL SEGMENT
POWER SEGMENT
INDUSTRIAL TECHNOLOGY SEGMENT
INFORMATION APPLICABLE TO ALL GENERAL CATEGORIES
PART II
RESULTS OF OPERATIONS
2001 Compared to 2000
2000 Compared to 1999
LIQUIDITY AND CAPITAL RESOURCES
Market Risks and Risk Management
Critical Accounting Policies
Inflation
Recently Issued Accounting Standards
Forward-Looking Statements
REPORT OF INDEPENDENT ACCOUNTANTS
CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF CASH FLOWS
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
STATEMENT OF ACCOUNTING POLICIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
EX-10.X: TERMINATION AGREEMENT
EX-10.Z: INCENTIVE COMPENSATION PLAN
EX-21: LIST OF SIGNIFICANT SUBSIDIARIES

PART I

Item 1.     Business

      Hubbell Incorporated (herein referred to as “Hubbell”, the “Company” or the “registrant”, which references shall include its divisions and subsidiaries as the context may require) was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. For over a century, Hubbell has manufactured and sold high quality electrical and electronic products for a broad range of commercial, industrial, telecommunications, and utility applications. Since 1961, Hubbell has expanded its operations into other areas of the electrical industry and related fields. Hubbell products are now manufactured or assembled by thirty-one divisions and subsidiaries in North America, Switzerland, Puerto Rico, Mexico, Italy, and the United Kingdom. Hubbell also participates in a joint venture in Taiwan, and maintains sales offices in Singapore, the People’s Republic of China, Mexico, Hong Kong, South Korea, and the Middle East.

      Hubbell is primarily engaged in the engineering, manufacture and sale of electrical and electronic products. For management reporting and control, the businesses are divided into three operating segments: Electrical, Power and Industrial Technology, as described below. Reference is made to page 42 for information relative to Industry Segment and Geographic Area Information for years 2001, 2000, and 1999.

      In October, 2001, Hubbell acquired the stock of MyTech Corporation (“MyTech”). Based in Austin, Texas, MyTech designs, manufactures and markets microprocessor-based, digital, self-adjusting occupancy sensors, high intensity discharge (“HID”) dimming controls, photocells and other lighting related electronic control products used primarily to reduce energy consumption in commercial and industrial applications by turning off lights and other electronic devices in areas that are unoccupied. MyTech is included in the Electrical Segment.

      In March 2002, Hubbell acquired the stock of Hawke Cable Glands Limited (“Hawke”). Based in Ashton-Under-Lyne, England, Hawke designs, manufactures and markets cable glands and cable connectors to provide a means to terminate cables at junction boxes, light fixtures, control centers, panel boards, motor control enclosures and electrical equipment, as well as a line of enclosures, cable transit, breathers, and field bus products, all for the hazardous area and industrial markets. Hawke is included in the Electrical Segment and except as noted, is included in the description of the Business herein.

      In March 2002, Hubbell entered into an agreement to acquire USI’s LCA Group, Inc. (“LCA”), the domestic lighting division of U.S. Industries, Inc. The purchase price for the acquisition will be $250.0 million in cash, subject to adjustment based on certain circumstances. LCA manufactures and distributes a wide range of outdoor and indoor lighting products to the commercial, industrial and residential markets under various brand names, including Alera, Kim, Spaulding, Whiteway, Moldcast, Architectural Area Lighting, Columbia, Keystone, Prescolite, Dual Lite and Progress. Consummation of the acquisition is subject to the satisfaction of certain closing conditions set forth in the purchase agreement, including expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Although there can be no assurances, we anticipate that the closing conditions will be satisfied in due course.

ELECTRICAL SEGMENT

      The Electrical Segment is comprised of businesses that primarily sell through distributors, lighting showrooms, home centers, telephone and telecommunication companies, and represents stock items including standard and special application wiring device products, lighting fixtures, fittings, switches and outlet boxes, enclosures, wire management products and voice and data signal processing components. The products are typically used in and around industrial, commercial, and institutional facilities by electrical contractors, maintenance personnel, electricians, and telecommunication companies.

Electrical Wiring Devices

      Hubbell manufactures and sells highly durable and reliable wiring devices which are supplied principally to industrial, commercial and institutional customers. These products, comprising several thousand catalog items, include plugs, dimmers, receptacles (including surge suppressor units), wall outlets, connectors, adapters, floor boxes, switches, occupancy sensors (including passive infrared and ultrasonic motion sensing devices), lampholders, control switches, outlet strips, pendants, weatherproof enclosures, and wallplates. Pin-and-sleeve devices built to IEC (International Electrotechnical Commission) and new UL standards have incorporated improved water and dust-tight construction and impact resistance. Switch and receptacle wall plates feature proprietary thermoplastic materials offering high impact resistance and durability, and are available in a variety of colors and styles. Delivery systems, including nonmetallic surface raceway systems for power, data and communications distribution, provide efficiency and flexibility in both initial installations and remodeling applications. Hubbell also sells wiring devices for use in certain environments requiring specialized products, such as signal and control connectors and cable assemblies for the connection of sensors in materials processing, modular cable protection systems, and portable power distribution units with ground fault protection for commercial and industrial applications. Some of the portable power distribution units contain a number of outlets to which electrically-powered equipment may be simultaneously connected for ground fault protection. Circuit Guard® ground fault units protect the user from electrical shock by interrupting the circuit to which they are connected when a fault to ground is detected. Hubbell also manufactures TVSS, transient voltage surge suppression devices, under the Spikeshield® trademark, which are used to protect electronic equipment such as personal computers and other supersensitive electronic equipment. Hubbell also manufactures and/or sells components designed for use in local area networks (LANs) and other telecommunications applications supporting high speed data and voice signals. Primary products include work station modular jacks, faceplates, surface housings, modular furniture plates, cross connect patch panels, connectorized cable assemblies, punch down blocks, free standing racks, enclosures and other products used for installation, testing and distribution of LANs. These products support unshielded, shielded and fiber optic media types and typically service commercial, institutional and industrial applications.

Lighting Fixtures

      Hubbell manufactures and sells lighting fixtures and accessories for both indoor and outdoor applications with three basic classifications of products: Outdoor, Industrial and Commercial. The Outdoor products include poles, MiniLiter® and Sterner’s Infranor™ floodlights, Devine’s Geometric 2000 series fixtures and Magnusquare® II Architectural fixtures which are used to illuminate service stations, outdoor display signs, parking lots, security areas, shopping centers and similar areas, and Sportsliter® fixtures which are used to illuminate athletic and recreational fields. In addition, a line of Lightscaper® decorative outdoor fixtures is sold for use in landscaping applications such as pools, gardens and walkways. The Industrial products include Superbay™ 2.0, Controlux® 2.0, Superwatt®, The Detector®, and Kemlux™ fixtures used to illuminate factories, work spaces, and similar areas, including specialty requirements such as paint rooms, clean rooms and warehouses. The Commercial products include HID, fluorescent, Pathfinder® emergency and exit, and recessed and track fixtures which are used for offices, schools, hospitals, retail stores, and similar applications. The fixtures use high-intensity discharge lamps, such as mercury-vapor, high-pressure sodium, and metal-halide lamps, as well as quartz, fluorescent and incandescent lamps, all of which are purchased from other sources. Hubbell also manufactures a broad range of track and down lighting fixtures and accessories sold under the Marco® trademark, a line of life safety products, fixtures and related components which are used in specialized safety applications, and a line of IEC lighting fixtures designed for hazardous, hostile and corrosive applications sold under the Chalmit™ trademark.

Outlet Boxes, Enclosures and Fittings

      Hubbell manufactures and/or sells: (a) under the Raco® trademark, steel and plastic boxes used at outlets, switch locations and junction points; (b) a broad line of metallic and plastic fittings, including rigid plastic conduit fittings, EMT (thinwall) fittings and metal conduit fittings; (c) a family of nonmetallic electrical products including conduit tubing and Bell Outdoor® outlet boxes; (d) a variety of electrical boxes, covers, combination devices, lampholders and lever switches manufactured under the Bell® trademark, with an emphasis on weather-resistant types suitable for outdoor applications; and (e) under the Wiegmann® trademark, a full-line of fabricated steel enclosures such as rainproof and dust-tight panels, consoles and cabinets, wireway and electronic enclosures and a line of non-metallic enclosures. Wiegmann® products are designed to enclose and protect electrical conductors, terminations, instruments, power distribution and control equipment.

Holding Devices

      Hubbell manufactures and sells a line of Kellems® and Bryant® mesh grips used to pull, support and create strain relief in elongated items such as cables, electrical cords, hoses and conduits, a line of Gotcha® cord connectors designed to prevent electrical conductors from pulling away from electrical terminals to which the conductors are attached, and wire management products including non-metallic surface raceway products for wiring and non-metallic liquid-tight flexible conduit for OEM applications. The grips are sold under the Dua-Pull® and Kellems® trademarks and range in size and strength to accommodate differing application needs. These products, which are designed to tighten around the gripped items, are sold to industrial, commercial, utility and microwave and cell phone tower markets.

Hazardous and Hostile Location Application Products

      Hubbell’s special application products, which are sold under the Killark® trademark, include weatherproof and hazardous location products suitable for standard, explosion-proof and other hostile area applications, include conduit raceway fittings, Disconex® switches, enclosures, HostileLite® lighting fixtures, electrical distribution equipment, standard and custom electrical motor controls, junction boxes, plugs and receptacles. Hubbell also manufactures and sells under the Hawke® trademark a line of cable glands and cable connectors, enclosures, cable transit, breathers and fieldbus products for the hazardous area and industrial markets. Hazardous locations are those areas where a potential for explosion and fire exists due to the presence of flammable gasses, fibers, vapors, dust or other easily ignitable materials and include such applications as refineries, petro-chemical plants, grain elevators and material processing areas.

Telecommunications Products

      Hubbell designs, manufactures and sells under the Pulsecom® trademark, voice and data signal processing components primarily used by telephone and telecommunications companies, and consisting of channel cards and banks for loop and trunk carriers, and racks and cabinets. These products provide a broad range of communications access solutions for use by the telephone and telecommunications industry including: (a) digital loop carrier solutions to multiplex traffic from many users over a single link using existing copper or fiber facilities providing easier and more cost-effective service to new users since fewer and smaller cables are required for providing expanded service; and (b) D4 solutions to provide delivery of integrated voice and data services. Customers of these product lines include various telecommunications companies, the Regional Bell Operating Companies (RBOCs), independent telephone companies, competitive local exchange carriers, companies with private networks, and internet service providers.

Sales and Distribution of Electrical Segment Products

      A majority of Hubbell’s Electrical Segment products are stock items and are sold through electrical and industrial distributors, home centers, some retail and hardware outlets, and lighting showrooms. Special application products are sold primarily through wholesale distributors to contractors, industrial customers and original equipment manufacturers. Voice and data signal processing equipment products are represented worldwide through a direct sales organization and by selected, independent telecommunications representatives, primarily sold through datacom, electrical and catalogue distribution channels. Telecommunications products are sold primarily by direct sales to customers in the United States and in foreign countries through sales personnel and sales representatives. Hubbell maintains a sales and marketing organization to assist potential users with the application of certain products to their specific requirements, and maintains regional offices in the United States which work with architects, engineers, industrial designers, original equipment manufacturers and electrical contractors for the design of electrical systems to meet the specific requirements of industrial, institutional, and commercial users. Hubbell is also represented by sales representatives for its lighting fixtures and electrical wiring devices product lines. The sales of Electrical Segment products accounted for approximately 64% of Hubbell’s total revenue in year 2001, 65% in 2000 and 66% in 1999.

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

Electrical Transmission and Distribution Products

      Hubbell manufactures and sells, under the Ohio Brass® registered trademark, a complete line of polymer insulators and high-voltage surge arresters used in the construction of electrical transmission and distribution lines and substations. The primary focus in this product area are the Hi*Lite®, Hi*Lite®XL and Veri*Lite™ polymer insulator lines and the polymer housed metal-oxide varistor surge arrester lines. Electrical transmission products, primarily Hi*Lite® suspension and post insulators, are used in the expansion and upgrading of electrical transmission capability.

      Hubbell manufactures and sells, under the Chance® trademark, products used in the electrical transmission and distribution and telecommunications industries, including overhead and underground electrical apparatus such as (a) distribution switches (to control and route the flow of power through electrical lines); (b) cutouts, sectionalizers, and fuses (to protect against faults and over-current conditions on power distribution systems); and (c) fiberglass insulation systems (pole framing and conductor insulation).

      Hubbell manufactures and sells, under the Anderson® trademark, electrical connectors and associated hardware including pole line, line and tower hardware, compression crimping tools and accessories, mechanical and compression connectors, suspension clamps, terminals, supports, couplers, and tees for utility distribution and transmission systems, substations, and industry.

      Hubbell manufactures and sells, under the Fargo® trademark, electrical power distribution and transmission products, principally for the utility industry. Distribution products include electrical connectors, automatic line splices, dead ends, hot line taps, wildlife protectors, and various associated products. Transmission products include splices, sleeves, connectors, dead ends, spacers and dampers. Products also consist of original equipment and resale products including substation fittings for cable, tube and bus as well as underground enclosures, wrenches, hydraulic pumps and presses, and coatings.

      Hubbell manufactures and sells, under the Hubbell® trademark, cable accessories including loadbreak switching technology, deadbreak products, surge protection, cable splicing and cable termination products, as well as automation-ready overhead switches and aluminum transformer equipment mounts for transformers and equipment.

Construction Materials/ Tools

      Hubbell manufactures and sells, under the Chance® trademark, (a) line construction materials including power-installed helical earth anchors and power-installed foundations to secure overhead power and communications line poles, guyed and self-supporting towers, streetlight poles and pipelines (Helical Pier® Foundation Systems are used to support homes and buildings, and earth anchors are used in a variety of farm, home and construction projects including tie-back applications); (b) pole line hardware, including galvanized steel fixtures and extruded plastic materials used in overhead and underground line construction, connectors, and other accessories for making high voltage connections and linkages; (c) construction tools and accessories for building overhead and underground power and telephone lines; and (d) hot-line tools (all types of tools mounted on insulated poles used to construct and maintain energized high voltage lines) and other safety equipment.

Sales and Distribution of Power Segment Products

      Sales of high-voltage products are made through distributors and directly to users such as electric utilities, mining operations, industrial firms, and engineering and construction firms. While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a decrease in purchases by public utilities does affect this category. The sale of Power Segment products accounted for approximately 25% of Hubbell’s total revenue in year 2001, 26% in 2000 and 28% in 1999.

INDUSTRIAL TECHNOLOGY SEGMENT

      The Industrial Technology Segment consists of operations that design and manufacture test and measurement equipment, high voltage power supplies and variable transformers, industrial controls including motor speed controls, pendant-type push-button stations, overhead crane controls, Gleason Reel® electric cable and hose reels, and specialized communications systems such as intra-facility communications systems, telephone systems, and land mobile radio peripherals. Products are sold primarily to steel mills, industrial complexes, oil, gas and petrochemical industries, seaports, transportation authorities, the security industry (malls and colleges), and cable and electronic equipment manufacturers.

High Voltage Test and Measurement Equipment

      Hubbell manufactures and sells, under the Hipotronics®, Haefely Test™ and Tettex® trademarks, a broad line of high voltage test and measurement systems to test materials and equipment used in the generation, transmission and distribution of electricity, and high voltage power supplies and electromagnetic compliance equipment for use in the electrical and electronic industries. Principal products include AC/DC hipot testers and megohmmeters, cable fault location systems, oil testers and DC hipots, impulse generators, digital measurement systems and tan-delta bridges, AC series resonant and corona detection systems, DC test sets and power supplies, variable transformers, voltage regulators, and motor and transformer test sets.

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

      Hubbell manufactures, under the Gleason Reel® trademark, industrial-quality cable management products including electric cable and hose reels, protective steel and nylon cable tracks (cable and hose carriers), cable festooning hardware, highly engineered container crane reels and festoons for the international market, slip rings, and a line of ergonomic tool support systems (workstation accessories and components such as balancers, retractors, torque reels, tool supports, boom and jib kits).

      Hubbell manufactures and sells under the GAI-Tronics® trademark, specialized communications systems designed to withstand indoor and outdoor hazardous environments. Products include intra-facility communication systems, telephone systems, and land mobile radio peripherals. These products are sold to oil, gas and petrochemical industries, transportation authorities (for use on public highways and in trains and on train platforms), and the security industry (for use in malls and on college campuses).

      Hubbell’s Industrial Technology Segment products are sold primarily through direct sales and sales representatives to contractors, industrial customers and original equipment manufacturers, with the exception of high voltage test and measurement equipment which is sold primarily by direct sales to customers in the United States and in foreign countries through its sales engineers and independent sales representatives.

      The sale of products in the Industrial Technology Segment accounted for approximately 11% of Hubbell’s total revenue in year 2001, 9% in 2000 and 6% in 1999.

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

      Hawke Cable Glands Limited in the United Kingdom manufactures and/or markets a range of products used in hazardous locations including brass cable glands and cable connectors used in watertight terminations, cable transition devices, utility transformer breathers, enclosures and field bus connectivity components.

      Harvey Hubbell S.E. Asia Pte. Ltd. markets wiring devices, lighting fixtures, hazardous location products and electrical transmission and distribution products.

      Haefely Test AG in Switzerland designs and manufactures high voltage test and instrumentation systems, and GAI-Tronics in the United Kingdom and Italy designs and manufactures specialized communications systems including closed circuit television systems (CCTV).

      Hubbell also manufactures lighting products, wiring devices, weatherproof outlet boxes, fittings, and power products in Juarez, Mexico. Hubbell also has interests in various other international operations such as a joint venture in Taiwan, and maintains sales offices in Mexico, Singapore, the People’s Republic of China, Hong Kong, South Korea and the Middle East.

      The wiring devices sold by Hubbell’s operations in the United Kingdom, Singapore, Canada and Mexico are similar to those produced in the United States, most of which are manufactured in the United States and Puerto Rico.

      As a percentage of total sales, international shipments from foreign subsidiaries were 11% in 2001, 10% in 2000 and 8% in 1999, with the Canadian market representing approximately 45% of the total.

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

Backlog

      Backlog of orders believed to be firm at December 31, 2001 and 2000 were approximately $91.5 million and $117.8 million, respectively. Most of the backlog is expected to be shipped in the current year. Although this backlog is important, the majority of Hubbell’s revenues result from sales of inventoried products or products that have short periods of manufacture.

Competition

      Hubbell experiences substantial competition in all categories of its business, but does not compete with the same companies in all of its product categories. The number and size of competitors vary considerably depending on the product line. Hubbell cannot specify with exactitude the number of competitors in each product category or their relative market position. However, some of its competitors are larger companies with substantial financial and other resources. Hubbell considers product performance, reliability, quality and technological innovation as important factors relevant to all areas of its business and considers its reputation as a manufacturer of quality products to be an important factor in its business. In addition, product price and other factors can affect Hubbell’s ability to compete.

Environment

      Compliance with Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not believed to have any material effect upon the financial or competitive position of Hubbell. See also Notes to Consolidated Financial Statements, Commitments and Contingent Liabilities, on page 38.

Employees

      As of December 31, 2001, Hubbell had approximately 8,771 full-time employees, including salaried and hourly personnel. Approximately 42% of Hubbell’s United States employees are represented by fourteen labor unions. Hubbell considers its labor relations to be satisfactory.

Item 2.     Properties

      A list of Hubbell’s material manufacturing facilities, classified by segment, is included on Page 43 hereof under Industry Segment and Geographical Area Information.

Item 3.     Legal Proceedings

      There are no material pending legal proceedings to which Hubbell or any of its subsidiaries is a party or of which any of their property is the subject, other than ordinary and routine litigation incident to their business.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Class A and Class B common stocks are principally traded on the New York Stock Exchange under the symbols “HUBA” and “HUBB”. The following tables provide information on market prices, dividends declared and number of common shareholders.

	Common A		Common B
Market Prices (Dollars Per Share)
Years Ended December 31,	High	Low	High	Low

2001 — First quarter	29.40	23.90	30.45	23.30
2001 — Second quarter	29.50	23.59	30.98	23.50
2001 — Third quarter	29.75	23.70	30.95	23.40
2001 — Fourth quarter	28.95	26.15	30.16	26.83
2000 — First quarter	28.38	21.75	28.81	21.63
2000 — Second quarter	27.50	23.50	27.44	23.63
2000 — Third quarter	27.31	21.38	28.31	21.81
2000 — Fourth quarter	27.00	22.00	27.81	21.63

	Common A		Common B
Dividends Declared (Cents Per Share)
Years Ended December 31,	2001	2000	2001	2000

First quarter	33	32	33	32
Second quarter	33	33	33	33
Third quarter	33	33	33	33
Fourth quarter	33	33	33	33

Number of Common Shareholders
At December 31,	2001	2000	1999	1998	1997

Class A	916	983	1,090	1,176	1,242
Class B	4,174	4,442	4,805	5,153	5,339

Item 6.     Selected Financial Data

      The following summary should be read in conjunction with the consolidated financial statements and notes contained herein (dollars and shares in millions, except per share amounts).

	2001		2000		1999	1998	1997

OPERATIONS, years ended December 31,
Net sales	$1,312.2		1,424.1		1,451.8	1,424.6	1,378.8
Gross profit	$314.0	(1)	369.1	(2)	409.0	438.2	430.4
Special charges (credit), net	$40.0	(1)	(.1	)(2)	—	—	52.0	(3)
(Gain) on sale of business	$(4.7)		(36.2)		(8.8)	—	—
Operating income	$56.5	(1)	184.5	(2)	194.4	226.1	171.6
Net income	$48.3	(1)	138.2	(2)	145.8	169.4	130.3	(3)
Return on sales	3.7%		9.7%		10.0%	11.9%	9.5%
Return on common shareholders’ average equity	6.4%		17.0%		17.2%	20.3%	16.6%
Earnings per share:
Basic	$0.83	(1)	2.26		2.24	2.56	1.94	(3)
Diluted	$0.82	(1)	2.25		2.21	2.50	1.89	(3)
Cash dividends declared per common share	$1.32		1.31		1.27	1.22	1.13
Average number of common shares outstanding — (diluted)	58.9		61.3		65.9	67.7	68.8
Operating cash flow	$199.3		123.8		176.0	190.4	148.6
Additions to property, plant, and equipment	$28.6		48.6		53.7	86.1	60.6
Depreciation and amortization	$53.0		54.9		52.8	48.1	43.2
FINANCIAL POSITION, at year-end
Working capital	$224.4		123.2		209.4	219.8	339.9
Current ratio	1.8 to 1		1.3 to 1		1.6 to 1	1.6 to 1	2.3 to 1
Property, plant and equipment (net)	$264.2		305.3		308.9	310.1	251.9
Total assets	$1,205.4		1,448.5		1,407.2	1,390.4	1,284.8
Long-term debt	$99.8		99.7		99.6	99.6	99.5
Common shareholders’ equity:
Total	$736.5		769.5		855.8	840.6	830.3
Per share	$12.50		12.55		13.00	12.42	12.06
NUMBER OF EMPLOYEES, at year-end	8,771		10,469		10,190	10,562	8,801

(1)	In the fourth quarter of 2001, the Company recorded a special charge of $56.3 million, offset by a $3.3 million reversal relating to the 1997 streamlining program. A portion of the total 2001 charge, $13.0 million, relates to product rationalization which is classified in cost of goods sold. This special charge, net, reduced net income by $35.5 million or $0.60 per share. Excluding the special charge, net income would have been $83.8 million or $1.42 per share — diluted.

(2)	Special charge (credit) for 2000 reflects a special charge, offset by a reduction in the streamlining program accrual established in 1997. In addition, $20.3 million for product rationalization is included in cost of goods sold.

(3)	In the fourth quarter of 1997, the Company recorded a special charge of $52.0 million which reduced net income by $32.2 million or $0.47 per share. Excluding the special charge, net income would have been $162.5 million or $2.36 per share — diluted.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

2001 Compared to 2000

      Consolidated net sales declined 8% versus the prior year as a result of widespread economic weakness throughout the Company’s markets in 2001 and, in particular, the period following the terrorist events of September 11. Although depressed economic conditions negatively affected orders and sales in a majority of the Company’s product lines, improvements in customer service and modest growth in oil & gas markets did provide positive year-over-year comparisons in the Company’s commodity electrical and harsh and hazardous product offerings, respectively.

      Pro forma operating income, defined as reported operating income excluding the effects in both years of special and non-recurring charges and gains on sale of business, declined 39%. This decline exceeded the decline in sales primarily due to the effect of unabsorbed fixed manufacturing costs and by having a larger proportion of lower margin sales in the overall sales mix. However, cost reduction actions, which began in the fourth quarter of 2000, were effective at containing the margin decline by reducing variable costs associated with lower sales and partly reducing fixed costs. To further these efforts, the Company completed development in December 2001 of a comprehensive plan to reduce manufacturing capacity and targeted fixed costs and recorded a net $53.0 million pre-tax special charge to cover the cost of facility closures, workforce reductions, outsourcing and other actions. Management expects the actions covered by the charge to improve operating margins by 1-1 1/2 percentage points when fully implemented. Sales and profits in 2001 also reflect a full year’s results of GAI-Tronics Corporation (“GAI-Tronics”), which was acquired in July 2000.

      Electrical Segment sales declined 10% due to significantly lower orders in the Segment’s core specification-grade wiring devices and lighting product lines and from a decline in demand from data/ telecommunications customers affecting sales of premise wiring and the multiplexing products of Pulse Communications (“Pulse”). Partially offsetting these declines were improved sales of commodity electrical boxes and fittings resulting from improvements in customer service, and generally healthier harsh/ hazardous electrical products markets associated with an increase in energy exploration and processing projects. The Segment’s operating profits on a comparative basis fell by 39% due to high unabsorbed manufacturing expenses and the volume decline in higher margin industrial application products.

      Power Segment sales also declined 10% on lower shipments across most product families including over-voltage, connectors, apparatus and tool & rod. Full year sales in this Segment reflect a slowing, which began in the second half of 2000, in order input from utility industry customers. Lower utility industry demand is attributable to generally weak economic conditions and the industry’s emphasis on investment in generating capacity as opposed to the Segment’s distribution and transmission products. Operating income declined 39% due to the lower sales and unabsorbed fixed expenses. In addition, the Segment incurred an expense of $3 million in connection with a third quarter customer bankruptcy and $3.8 million in the second quarter related to the impairment of manufacturing facility assets.

      Industrial Technology Segment sales increased 14% for the year versus 2000 as a result of the July 2000 acquisition of GAI-Tronics. GAI-Tronics is a leading supplier of specialized communications systems designed for indoor, outdoor and hazardous environments. However, excluding the strong contribution from GAI-Tronics, sales fell 16% as a result of the Segment’s reliance on domestic industrial markets including steel processing and industrial controls, which were in recession for most of 2001. In addition, worldwide demand fell sharply during the year for the test sets produced by the Segment’s high voltage test businesses. Operating income, including the full year results from GAI-Tronics, fell 48% due to the sharp decline in sales which outpaced management’s ability to respond with commensurate cost reduction actions. The Company is continuing its program to transition this Segment, through internal development, into faster growing and more profitable instrumentation and industrial communications markets.

Special and Non-Recurring Charges — Current Year

      Full year operating results in 2001 reflect special and non-recurring charges offset by a $3.3 million reduction in the streamlining program accrual established in 1997. These net costs, which were recorded in the fourth quarter, total $53.0 million ($35.5 million net of tax, or $0.60 per diluted share).

      The 2001 streamlining and cost reduction initiative (the “Plan”) is comprised of a variety of individual programs and was primarily undertaken to reduce the productive capacity of the Company and realign employment levels to better match with lower actual and forecast rates of incoming business. In total, the Plan is expected to require a cumulative charge to profit and loss of $62.0 million. In addition to the 2001 charge of $56.3 million, costs totaling $5.7 million are expected to be charged against profit in 2002, as funds are spent and specific actions are announced and implemented.

      A breakdown of the major programs specified in the Plan and its attendant cost of $62.0 million is as follows:

•	Capacity reduction ($22.5 million), includes facility rationalization and other capacity reduction actions:

Facility rationalization reflects management’s decision to permanently reduce the manufacturing space occupied by the Company and consolidate and eliminate office space in each Segment. In total, the Plan covers the cost of closing six manufacturing facilities representing approximately 600,000 sq/ft, 11% of the Company’s approximately 5.6 million total active manufacturing square footage. In addition, three offices totaling approximately 100,000 sq./ft. are being eliminated through consolidation.

Other capacity reductions include the write-off of surplus productive assets which will no longer be used. These reductions are both in association with facilities to be closed and relate to product lines deemed to have excess fixed investment (i.e., tools, dies, machinery) versus the capacity needed to produce at forecast volumes. These actions occurred primarily in the Power Segment, within the Lighting products group of the Electrical Segment and in the Industrial Technology Segment.

•	Workforce reductions ($12.1 million) — in addition to the 10% reduction in overall employment levels recorded through the first nine months of the year, the Plan contemplates a further 9% reduction in overall employment levels through voluntary and involuntary termination, mainly focused on indirect manufacturing and salaried employees in each of the Company’s segments.

•	Outsourcing ($3.8 million) — primarily includes asset write-off costs in support of decisions to exit manufacturing of certain end products and components not considered core competencies of the business and procure these products and components from lower cost sources of supply both domestically and internationally.

•	Exit product lines ($13.0 million) — this program reflects management’s decision to streamline its product offering and eliminate non-strategic inventory across all business units. The cost of this program is included in Cost of goods sold in the Consolidated Statement of Income. This rationalization of product is intended to facilitate improvements in manufacturing efficiencies and lower working capital needs.

•	Other ($10.6 million) — primarily includes costs associated with environmental remediation actions of previously exited facilities in anticipation of their disposal and costs associated with uncompleted acquisitions.

      The following table sets forth the components and status of the 2001 special charge at December 31:

	Employee	Asset	Exit
	Benefits	Disposals	Costs	Other	Total

2001 special charge	$10.3	$34.1	$2.3	$9.6	$56.3
Inventory write-offs	—	(13.0)	—	—	(13.0)
Other non-cash write-offs	—	(21.1)	—	—	(21.1)
Cash expenditures	(2.4)	—	(.5)	(1.7)	(4.6)

Remaining Accrual	$7.9	$—	$1.8	$7.9	$17.6

      Substantially all actions contemplated in the Plan are scheduled for completion by December 31, 2002. Once complete, the Plan should provide $20 million in ongoing annual savings primarily realized through lower manufacturing, selling and administrative costs. Cash expenditures under the Plan will be approximately $26 million for severance and other costs of facility closings, net of an estimated $9.0 million in asset sale recoveries.

Special and Non-Recurring Charges — Prior Year

      Full year operating results in 2000 also reflect a special and non-recurring charge offset by a reduction in the streamlining program accrual established in 1997. These net costs, which were recorded in the first and second quarters of 2000, total $23.7 million ($17.8 million net of tax, or $0.29 per diluted share).

      Net sales included a non-recurring charge of $3.5 million related to an increase in the reserve for customer returns and allowances primarily in response to higher customer credit activity associated with inaccurate/ incomplete shipments from an electrical products central distribution warehouse that began operation in late 1999. Cost of sales reflected a special charge of $20.3 million in connection with management’s decision to streamline its product offering and eliminate non-strategic inventory across all business units.

      Special charge, net, reflects the cost of first and second quarter 2000 cost reduction and streamlining actions of $10.4 million offset by a $10.5 million reversal, in connection with management’s ongoing review, of costs accrued in connection with the 1997 streamlining program. The special charge costs primarily related to asset impairments and facility consolidation actions undertaken to reduce ongoing operating costs and exit certain joint venture arrangements. All actions under the 2000 special charge were completed in the first quarter of 2001.

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

      As part of management’s ongoing review of estimated program costs in connection with the plan, adjustments in the amount $3.3 million and $10.5 million were made in 2001 and 2000, respectively. These adjustments reflected costs originally estimated as part of the 1997 plan which were deemed no longer required to complete certain actions in the Electrical and Power Segments. The change in estimate in 2001 of $3.3 million primarily occurred within the Electrical Segment in connection with management’s decision to terminate plans related to closure of the Louisiana, MO manufacturing facility. Following this adjustment, all actions contemplated under the 1997 Streamlining Plan were completed.

Selling and Administrative (S&A) Expenses

      S&A expenses increased as a percentage of sales in 2001 versus 2000 due to the full year inclusion of GAI-Tronics, which generates higher S&A costs than the Company’s average, the cost of senior management and employee severance actions and an increase in customer bad debt expense. Although the rate of volume decline outpaced management’s ability to respond with cost reduction actions in 2001, a reduction in S&A as a percentage of sales is expected in 2002 as a result of a 10% reduction in S&A workforce implemented in connection with the 2001 capacity reduction Plan, and other actions.

Gain on Sale of Business

      In April 2000, the Company completed the sale of its WavePacer Digital Subscriber Line (“DSL”) assets to ECI Telecom Ltd. (“ECI”) for a purchase price of $61.0 million. The Company recognized a gain on this sale of $36.2 million in the prior year second quarter. At the time of sale, the Company retained a contractual obligation to supply product to ECI at prices below manufacturing cost, resulting in an adverse commitment. In December 2001, management revised the remaining adverse commitment accrual to reflect lower known and projected orders from ECI through the contract expiration date and recorded an additional gain of $4.7 million. Service under this contract will expire in April 2002, by which time the Company’s actual cost under the manufacturing commitment will be quantified.

Other Income/ Expense

      Investment income declined 34% in 2001 versus 2000 due to lower average cash and investments balances and lower average interest rates. Similarly, year-over-year interest expense declined 21% due to lower average debt levels and lower average interest rates on the Company’s outstanding commercial paper. During the third quarter 2001, the Company repositioned a significant portion of its long-term investment portfolio to better match the maturity dates of the securities owned with investment requirements. Overall, this repositioning shortened the average maturity period of the portfolio.

      Other income, net, in 2001 and 2000 includes $3.6 million and $3.2 million, respectively, of gains on sale of leveraged lease investments. In 2001, a leveraged lease investment was liquidated which no longer represented a tax/investment strategy consistent with the Company’s current objectives. The prior year first quarter also included a gain on sale of similar leveraged lease investments in contemplation of their pending expiration. The current year transaction fully liquidated the Company’s portfolio of leveraged lease investments. Other income, net in the current year also includes a gain on sale of investments in connection with the investment portfolio repositioning noted above.

Income Taxes

      During the fourth quarter, the Company adjusted its effective tax rate to a full year rate of 13.4%, down from 23%, which had been used in the second and third quarters of 2001, and significantly lower than the prior year rate of 25%. The rate reduction versus the prior year is a result of recording the special charge in the fourth quarter of 2001, which substantially reduced the overall percentage of earnings being derived from domestic operations, which have comparatively higher tax rates. In 2002, the Company expects to return to a 23% effective tax rate.

Net Income

      Net income declined in response to the decline in segment operating profit, the increase in special and non-recurring charges, and the decline in the gain on sale of DSL assets. The percentage decline in diluted earnings per share was lower than the percentage decline in net income as a result of a 2.5 million reduction in average diluted shares outstanding which occurred in connection with the 1997 share repurchase program.

2000 Compared to 1999

      Consolidated net sales increased 1% (excluding the impact of the September 1999 disposition of The Kerite Company (“Kerite”)) due to acquisitions and higher shipments of utility and lighting products. Offsetting these increases were a decline in orders and, consequently, sales to telephone companies at Pulse and weakness in commodity electrical products. Operating income on a comparative basis declined 6% (excluding the results of Kerite in 1999, gains on sale of businesses in 1999 and 2000, and special and nonrecurring charges in 2000). This decline is mainly attributable to the lower sales and higher logistical costs at the commodity electrical products business and lower lighting margins.

      Electrical Segment sales declined 4% due to significantly lower sales at Pulse as a result of the decline in demand from telephone operating companies for the unit’s core multiplexing access line products. In addition, declining orders and logistical issues associated with the start-up of a new central distribution warehouse to service primarily electrical commodity products led to lower sales in this business. Partially offsetting these declines were improved sales of premise wiring products due to a combination of strong international demand and new products. Despite favorable comparisons from having disposed of the DSL assets of Pulse, operating profit was driven down by lower earnings in commodity products where high logistical costs related to freight and warehousing combined to reduce profitability versus 1999. However, management improved operations as the year progressed resulting in this business reporting breakeven operating income in the 2000 fourth quarter. The Segment’s 2000 profit also includes an $8.1 million gain on sale of a west-coast facility.

      Power Segment sales increased 2%, excluding Kerite, on higher shipments across most product lines including over voltage, connectors, apparatus and tool and rod. Full year sales in this segment reflect a slowing in the second half of the year in order input versus strong first half demand, consistent with the postponement by utility industry customers of necessary upgrades to the transmission and distribution infrastructure. Comparable operating income rose due to cost savings associated with the streamlining program. However, delays in completing certain streamlining actions to late 1999 and early 2000, primarily impacting high margin connector products, added cost in 2000 and reduced operating efficiencies. These actions were substantially completed by year-end.

      Industrial Technology Segment (renamed from “Other” in the Fourth Quarter 2000) sales were up 41% for the year versus 1999 as a result of the July 1999 acquisition of Haefely Test AG, a high voltage test and instrumentation business, and the July 2000 acquisition of GAI-Tronics. Operating income rose 19% due to the effect of acquisitions. Within the Segment’s legacy businesses, slower industrial demand resulted in flat sales and modestly lower profits compared with 1999.

Gain on Sale of Business

      In April 2000, the Company completed the sale of its DSL business assets to ECI Telecom Ltd. for a cash purchase price of $61.0 million. The transaction produced a gain on sale of $36.2 million in the second quarter. As a result of the sale, the Company no longer absorbed new product development costs and associated operating costs for this business (a development stage company with limited revenues) which totalled approximately $4.5 million in 2000.

      In 1999, the Company sold Kerite, a manufacturer of power cable previously included in the Power Segment. This transaction produced a gain on sale of $8.8 million.

      Investment income increased due to higher average interest rates in 2000 versus 1999, partially offset by lower average investment balances due to a decline in investable funds resulting from a continuation of the share repurchase program, acquisitions, additions to property, plant and equipment, and overall lower earnings. The increase in interest expense primarily reflects the higher level of commercial paper outstanding during the year. The effective tax rate was 25.0% in 2000 versus 26.0% in 1999. The decrease in the consolidated effective tax rate results from a greater proportion of income being derived from tax-advantaged operations in Puerto Rico.

      Other income, net in 2000 includes the first quarter gain of $3.2 million on sale of leveraged lease investments in contemplation of their pending expiration. The 1999 balance includes insurance recoveries in connection with damage sustained from Hurricane Georges.

      Net income declined in response to the decline in segment operating profit and the special and nonrecurring charges, offset by the gain on sale of DSL assets. However, diluted earnings per share increased as a result of a 4.6 million reduction in average diluted shares outstanding in connection with the 1997 share repurchase program (see Notes to Consolidated Financial Statements — Earnings Per Share).

LIQUIDITY AND CAPITAL RESOURCES

      Management measures liquidity on the basis of the Company’s ability to meet operational funding needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. The Company’s working capital position at December 31, 2001 was $224.4 million, up from $123.2 million at December 31, 2000. Total borrowings at December 31, 2001 were lowered to $167.5 million, 23% of total shareholders equity, versus $359.2 million or 47% of total shareholders’ equity, at December 31, 2000. The combination of substantially higher operating cash flow, a suspension of stock repurchase activity and a reduction of investments facilitated a decline in commercial paper outstanding and, consequently, the debt to equity ratio as compared to the prior year.

      The Company also applied financial resources to pay the quarterly dividend to shareholders, make capital expenditures and, in the first quarter, complete the 1997 share repurchase program. However, capital spending has been reduced by $20.0 million in 2001 versus 2000 due to the overall decline in the level of business activity and the resulting opportunity for management to reorganize and redeploy underutilized capital assets as opposed to making new capital additions.

      In December 2000, the Company’s Board of Directors authorized repurchase of $300 million of Class A and Class B shares. Through December 31, there have been no purchases under this authorization and none are anticipated in 2002.

      Cash provided by operations in 2001 reached an all time high for the Company and increased by $75.5 million or 61% versus 2000. Although strong cash generation will normally accompany a decline in business activity, as was experienced by the Company in 2001, management focused significant attention on reducing inventory and accounts receivable, which together accounted for in excess of $100 million in cash provided from operations. In addition, cash from operations improved due to the timing of tax payments and reduced expenditures in connection with streamlining and special charges. The decline in operating liabilities reflects a decline in accounts payable and general business accruals, consistent with the lower levels of business activity year-over-year. Investing cash flow in 2001 reflects the acquisition of MyTech Corporation, offset by the liquidation of a leveraged lease investment. Investing cash flow in the prior year includes proceeds of $84.3 million from the sale of DSL assets, liquidation of leveraged leases and the sale of a west coast warehouse, offset by the acquisition of GAI-Tronics. Financing cash flows reflect the impact of the reduction in commercial paper borrowings during 2001, completion of the 1997 share repurchase program, which limited cash expenditures for treasury shares to $9.9 million in 2001 versus $142.8 million in 2000, and a flat dividend rate of $1.32 per share.

      In 2002, inventory reduction will continue to be a primary area of focus for management, contributing up to $30 million in operating cash flow. Strong internal cash generation, although not expected to continue at the record level achieved in 2001, together with currently available cash, available borrowing facilities, and an ability to access credit lines if needed, are expected to be more than sufficient to fund operations, the current rate of dividends, capital expenditures, and any increase in working capital that would be required to accommodate a higher level of business activity. The Company actively seeks to expand by acquisition as well as through the growth of its present businesses. While a significant acquisition may require additional borrowings, the Company believes it would be able to obtain financing based on its favorable historical earnings performance and strong financial position.

      During 2001, the Company’s debt consisted of commercial paper and long-term notes payable. Commercial paper borrowings ranged from a low in December of $67.7 million to a high earlier in the year of $240.5 million. The long-term debt is fixed until 2005 at $100 million. Borrowings were also available from committed bank credit facilities up to $150 million, although these facilities were not used during the year, except for two days following the September 11 attack due to a lack of liquidity in the commercial paper markets.

      Although not the principle source of liquidity for the Company, management believes these facilities are capable of providing significant financing at reasonable rates of interest. However, a significant deterioration in results of operations or cash flows, leading to deterioration in financial condition, could either increase the Company’s borrowing costs or altogether restrict the Company’s ability to sell commercial paper in the open market. Further, the bank credit facilities are dependent on the Company maintaining certain financial and non-financial covenants, which were met at December 31, 2001. The long-term debt is not callable and is only subject to accelerated payment prior to 2005 if the Company fails to meet certain non-financial covenants. The Company has not entered into any other guarantees, commitments or obligations that could give rise to unexpected cash requirements.

Market Risks and Risk Management

      In the operation of its business, the Company has market risk exposures to foreign currency exchange rates, raw material prices and interest rates. Each of these risks and the Company’s strategies to manage the exposure is discussed below.

      The Company manufactures its products in North America, Switzerland, Puerto Rico, Mexico, Italy, and the United Kingdom and sells products in those markets as well as through sales offices in Singapore, The Peoples Republic of China, Mexico, Hong Kong, South Korea and the Middle East. International sales were 18% of the Company’s sales in 2001 and 15% in 2000. The Canadian market represents 45%, United Kingdom 19%, Mexico 17%, Switzerland 15% and all other areas 4% of the total international sales. As such, the Company’s operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. To manage this exposure, the Company closely monitors the working capital requirements of its international units and to the extent possible will maintain their monetary assets in U.S. dollar instruments. The Company views this exposure as not being material to its operating results and, therefore, does not actively hedge its foreign currency risk.

      Raw materials used in the manufacture of the Company’s products include steel, brass, copper, aluminum, bronze, plastics, phenols, bone fiber, elastomers and petrochemicals as well as purchased electrical and electronic components. The Company’s financial results could be affected by the availability and changes in prices of materials. The Company closely monitors its inventory requirements and utilizes multiple suppliers. The Company is not materially dependent upon any single material or supplier and does not actively hedge or use derivative instruments in the management of its inventories.

      The financial results of the Company are subject to risk from interest rate fluctuations to the extent that there is a difference between the amount of the Company’s interest-earning assets and the amount of interest-bearing liabilities. The principal objective of the Company’s investment management activities is to maximize net investment income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company. As part of its investment management, the Company may use derivative financial products such as interest rate hedges and interest rate swaps. During the two years ended December 31, 2001 there were no material derivative transactions.

      The following table presents information related to interest risk sensitive instruments by maturity at December 31, 2001 (dollars in millions):

								Fair
								Value
	2002	2003	2004	2005	2006	Thereafter	Total	12/31/01

Assets
Available-for-sale Investments	$10.0	$3.0	$0.3	$0.5	$0.4	$0.6	$14.8	$14.8
Avg. Interest Rate	6.2%	6.6%	5.6%	3.4%	3.1%	3.3%	—	—
Held-to-maturity Investments	$2.9	$15.8	$5.9	$24.0	$26.0	$3.1	$77.7	$79.9
Avg. Interest Rate	3.1%	3.5%	6.5%	4.9%	4.5%	6.0%	—	—
Liabilities
Commercial Paper & Short-Term Borrowings	$(67.7)	—	—	—	—	—	$(67.7)	$(67.7)
Avg. Interest Rate	2.0%	—	—	—	—	—	—	—
Long-Term Debt	—	—	—	$(99.8)	—	—	$(99.8)	$(105.3)
Avg. Interest Rate	—	—	—	6.7%	—	—	—	—

      As described in its Statement of Accounting Policies, the Company may use derivative financial instruments only if they are matched with a specific asset, liability, or proposed future transaction. The Company does not speculate or use leverage when trading a financial derivative product.

Critical Accounting Policies

      The Company is required to make estimates and judgments in the preparation of its financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. The Company continually reviews these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Estimates and judgments are viewed by management to be most significant in the areas of customer credit and collections, employee benefit costs and taxes.

Credit and Collections

      The Company maintains allowances for doubtful accounts receivable in order to reflect the potential inability of customers to make required payments for purchases of products on open credit. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances against income. Further, certain of the Company’s businesses deal with significant volumes of customer deductions and debits, as is customary in commodity electrical products markets. These deductions primarily relate to pricing, quantity of shipment, item shipped and, in certain situations, quality corrections. This situation requires management to estimate at the time of sale the value of shipments that should not be recorded as revenue equal to the amount which is not expected to be collected in cash from customers. Management primarily relies upon historical trends of actual collections to estimate these reserves at time of shipment.

Employee Benefits Costs and Funding

      Employee benefits costs are accrued in the financial statements to reflect the future cost of primarily employee retirement and other post-employment benefits. Applicable accounting standards require that amounts recognized in financial statements be determined on an actuarial basis and that the effects of the performance of plan assets (applicable only to the pension plan) and changes in liability discount rates on the computation of pension expense be amortized over future periods.

      The most significant assumption in determining the Company’s pension expense is the expected return on plan assets. In 2001, the Company estimated that the expected long-term rate of return on plan assets would be 9%. Based on the Company’s long-term experience, pension plan assets have earned in excess of 9%. The expected long-term rate of return on assets is applied to the fair market value of plan assets to produce the expected return on plan assets that is included in pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) ultimately affects future pension expense through the amortization of gain (losses). Pension plan assets earned a rate of return less than 9% in 2001. Should this trend continue, the Company would be required to reconsider its expected rate of return on plan assets, which, if lowered, would likely increase pension expense. A resulting decline in plan assets could require an increase in Company cash funding requirements.

      At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the liabilities could effectively be settled at the end of the year. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments with maturities that closely match the expected funding period of the Company’s liability. At December 31, 2001, the Company determined this rate to be 7.25%, a decrease of 25 basis points from the rate used at December 31, 2000. Changes in discount rates over the past three years have not materially affected plan expense, and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred, in accordance with SFAS Nos. 87 and 106.

Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

      At December 31, 2001 and 2000, the Company had deferred tax assets of $28.7 million and $12.1 million, respectively. At December 31, 2001 and 2000, management determined that these assets will be fully realized and, therefore, no valuation allowance was recorded against these balances.

      The factors used to assess the likelihood of realization are the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets.

      In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management’s opinion, adequate provisions for income taxes have been made for all years.

Inflation

      In times of inflationary cost increases, the Company has historically been able to maintain its profitability by improvements in operating methods and cost recovery through price increases. In large measure, the reported operating results have absorbed the effects of inflation since the Company’s predominant use of the LIFO method of inventory accounting generally has the effect of charging operating results with costs (except for depreciation) that reflect current price levels.

Recently Issued Accounting Standards

      In July 2001, the Financial Accounting Standards Board (“FASB”) published two Statements: Statement No. 141 (“FAS 141”), “Business Combinations”, and Statement No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”. FAS 141 primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustments to its cost. FAS 141 supercedes APB 16, Business Combinations. The most significant changes made by FAS 141 are:

•	It requires use of the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method.

•	It provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill.

      FAS 141 was effective for all business combinations (as defined in that Statement), accounted for by the purchase method, completed after June 30, 2001.

      FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). FAS 142 supercedes APB 17, Intangible Assets. The most significant changes made by FAS 142 are:

•	Goodwill and indefinite lived intangible assets will no longer be amortized (effective for goodwill created in purchase transactions after July 1, 2001) and will be tested for impairment at the reporting unit level at least annually (effective on January 1, 2002 for all goodwill).

•	The amortization period of intangible assets with finite lives is no longer limited to forty years.

      In 2001, the Company recorded approximately $8.0 million of goodwill amortization expense which will not be recorded in 2002. In addition, the Company is in the process of performing the initial impairment tests of the recorded value of goodwill, as is required by the Standard, and will report any adjustment as a cumulative effect of a change in accounting principle when adopted in 2002.

      In November 2001, FASB issued Statement No. 143 (“FAS 143”), “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”. FAS 143 establishes accounting standards for the recognition and measurement of asset retirement obligations associated with the retirement of tangible long-lived assets that have indeterminate lives. FAS 143 will be effective for the Company January 1, 2003. However, it is not expected to have a material effect on financial position, results of operations or cash flows, as the Company does not currently have any such assets.

      In October 2001, FASB issued FAS No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement provides guidance on the accounting for the impairment or disposal of long-lived assets and also specifies a revised definition for what constitutes a discontinued operation, as previously defined in APB 30, Discontinued Operations. FAS 144 is effective for the Company on January 1, 2002 and, generally, its provisions are to be applied prospectively. This pronouncement is not expected to have any material effect on financial position, results of operations or cash flows of the Company.

Forward-Looking Statements

      Certain statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report and in the Annual Report attached hereto, which does not constitute part of this Form 10-K, are forward-looking and are based on the Company’s reasonable current expectations. These forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “should”, “plan”, “estimated”, “potential”, “pending,” “target”, “goals”, and “scheduled”, among others. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in the specified statements. Such factors include, but are not limited to: projection of the improvement in operating margins, cost savings, cash expenditures, timing of actions in connection with the capacity reduction plan, expected levels of operating cash flow and inventory reduction amounts in 2002, tax rate forecast in 2002, estimated SG&A expense reduction, anticipated expenditures in connection with share repurchases and the pending acquisition of USI Lighting Group, the lighting division of the U.S. Industries, Inc.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Hubbell Incorporated:

      In our opinion, the consolidated financial statements listed in the index on page 52 present fairly, in all material respects, the financial position of Hubbell Incorporated and Subsidiaries (the “Company”) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Stamford, Connecticut

January 22, 2002

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Years ended December 31,

	2001	2000	1999

	(Dollars in millions, except
	per share amounts)
Net Sales	$1,312.2	$1,424.1	$1,451.8
Cost of goods sold*	998.2	1,055.0	1,042.8

Gross Profit	314.0	369.1	409.0
Special charges (credit), net	40.0	(.1)	—
Selling & administrative expenses	222.2	220.9	223.4
(Gain) on sale of business	(4.7)	(36.2)	(8.8)

Operating Income	56.5	184.5	194.4

Other Income (Expense):
Investment income	10.5	15.9	13.4
Interest expense	(15.5)	(19.7)	(15.9)
Other income, net	4.3	3.6	5.1

Total Other Income (Expense)	(.7)	(.2)	2.6

Income Before Income Taxes	55.8	184.3	197.0
Provision for income taxes	7.5	46.1	51.2

Net Income	$48.3	$138.2	$145.8

Earnings Per Share:
Basic	$0.83	$2.26	$2.24
Diluted	$0.82	$2.25	$2.21

*	2001 and 2000 include special charges of $13.0 and $20.3 for product rationalization, respectively.

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	At December 31,

	2001	2000

	(Dollars in millions)
ASSETS
Current Assets
Cash and temporary cash investments	$33.4	$74.8
Short-term investments	43.1	—
Accounts receivable less allowances of $7.4 in 2001 and $4.2 in 2000	163.4	209.8
Inventories	242.6	298.6
Deferred taxes and other	25.8	29.4

Total current assets	508.3	612.6

Property, Plant, and Equipment, at cost
Land	16.1	15.8
Buildings	155.2	148.3
Machinery and equipment	434.2	465.2

	605.5	629.3
Less accumulated depreciation	341.3	324.0

Net property plant and equipment	264.2	305.3

Other Assets
Investments	92.5	192.9
Purchase price in excess of net assets of companies acquired, less accumulated amortization of $51.6 in 2001 and $44.4 in 2000	267.9	262.0
Other	72.5	75.7

Total other assets	432.9	530.6

	$1,205.4	$1,448.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Commercial paper and other borrowings	$67.7	$259.5
Accounts payable	55.5	69.9
Accrued salaries, wages and employee benefits	27.8	21.0
Accrued income taxes	43.7	43.9
Dividends payable	19.4	19.5
Other accrued liabilities	69.8	75.6

Total current liabilities	283.9	489.4

Long-Term Debt	99.8	99.7

Other Non-Current Liabilities	85.2	89.9

Common Shareholders’ Equity
Common Stock, par value $.01
Class A — authorized 50,000,000 shares, outstanding 9,671,623 and 9,713,938 shares	.1	.1
Class B — authorized 150,000,000 shares, outstanding 49,047,515 and 49,120,453 shares	.5	.5
Additional paid-in capital	206.9	211.0
Retained earnings	548.3	577.4
Cumulative translation adjustments	(19.3)	(19.5)

Total common shareholders’ equity	736.5	769.5

	$1,205.4	$1,448.5

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended December 31,

	2001	2000	1999

	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$48.3	$138.2	$145.8
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business	(4.7)	(36.2)	(8.8)
Gain on sale of assets	(4.7)	(11.2)	—
Depreciation and amortization	53.0	54.9	52.8
Deferred income taxes	(16.6)	2.2	8.5
Expenditures/reversals, streamlining and special charges	(10.1)	(24.0)	(5.4)
Special charges	43.3	10.4	—
Changes in assets and liabilities, net of the effects of business acquisitions/dispositions:
(Increase) Decrease in accounts receivable	43.8	17.6	(15.6)
(Increase) Decrease in inventories	58.5	(11.4)	25.0
(Increase) Decrease in other current assets	10.0	(3.1)	2.7
Increase (Decrease) in current liabilities	(23.7)	(10.6)	(23.4)
(Increase) Decrease in other, net	2.2	(3.0)	(5.6)

Net cash provided by operating activities	199.3	123.8	176.0

Cash Flows From Investing Activities
Sale of businesses	—	61.0	37.4
Acquisition of businesses, net of cash acquired	(13.7)	(43.6)	(38.3)
Proceeds from disposition of assets	13.0	23.3	—
Additions to property, plant and equipment	(28.6)	(48.6)	(53.7)
Purchase of investments	(104.9)	(5.6)	(37.4)
Receipt of principal, maturity and sale of investments	162.2	19.4	27.9
Other, net	4.6	8.6	(2.1)

Net cash provided by (used in) investing activities	32.6	14.5	(66.2)

Cash Flows From Financing Activities
Commercial paper and notes — borrowing (repayment)	(191.8)	132.4	13.8
Payment of dividends	(77.4)	(81.2)	(82.2)
Acquisition of treasury shares	(9.9)	(142.8)	(57.4)
Exercise of stock options	5.8	4.1	9.9

Net cash used in financing activities	(273.3)	(87.5)	(115.9)

Increase (decrease) in cash and temporary cash investments	(41.4)	50.8	(6.1)
Cash And Temporary Cash Investments
Beginning of year	74.8	24.0	30.1

End of year	$33.4	$74.8	$24.0

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the three years ended December 31, 2001

	Class A	Class B	Additional		Cumulative	Unrealized
	Common	Common	Paid-In	Retained	Translation	Gain (Loss)	Comprehensive
	Stock	Stock	Capital	Earnings	Adjustments	on Investments	Income

	(Dollars in millions, except per share amounts)
Balance at December 31, 1998	$.1	$.5	$397.8	$455.7	$(13.6)	$.1

Net income				145.8			$145.8
Translation adjustments							—
Unrealized (loss) on investments						(.1)	(.1)

Comprehensive Income							$145.7

Exercise of stock options			9.3
Acquisition of treasury shares			(57.4)
Cash dividends declared ($1.27 per share)				(82.4)

Balance at December 31, 1999	$.1	$.5	$349.7	$519.1	$(13.6)	$—

Net income				138.2			$138.2
Translation adjustments					(5.9)		(5.9)
Unrealized gain (loss) on investments							—

Comprehensive Income							$132.3

Exercise of stock options			4.1
Acquisition of treasury shares			(142.8)
Cash dividends declared ($1.31 per share)				(79.9)

Balance at December 31, 2000	$.1	$.5	$211.0	$577.4	$(19.5)	$—

Net income				48.3			$48.3
Translation adjustments					.2		.2
Unrealized gain (loss) on investments							—

Comprehensive Income							$48.5

Exercise of stock options			5.8
Acquisition of treasury shares			(9.9)
Cash dividends declared ($1.32 per share)				(77.4)

Balance at December 31, 2001	$.1	$.5	$206.9	$548.3	$(19.3)	$—

See notes to consolidated financial statements

HUBBELL INCORPORATED AND SUBSIDIARIES

STATEMENT OF ACCOUNTING POLICIES

Principles of Consolidation

      The consolidated financial statements include all subsidiaries; all significant intercompany balances and transactions have been eliminated. Investments in joint ventures are accounted for by using the equity method. Certain reclassifications have been made in prior year financial statements to conform to the current year presentation.

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

Foreign Currency Translation

      The assets and liabilities of international subsidiaries are translated to U.S. dollars at exchange rates in effect at the end of the year, and income and expense items are translated at average rates of exchange in effect during the year. The effects of exchange rate fluctuations on the translated amounts of foreign currency assets and liabilities is included as translation adjustments in shareholders’ equity. Gains and losses from foreign currency transactions are included in income of the period.

Cash and Temporary Cash Investments

      Temporary cash investments consist of liquid investments with maturities of three months or less when purchased. The carrying value of cash and temporary cash investments approximates fair value because of their short maturities.

Short-Term Investments

      Short-term investments are primarily bank obligations with a maturity of greater than three months but less than one year.

Investments

      Investments in debt and equity securities are classified by individual security into one of three separate categories: trading, available-for-sale or held-to-maturity. Trading investments are bought and held principally for the purpose of selling them in the near term and are carried at fair market value. Adjustments to the carrying value of trading investments are included in current earnings. Available-for-sale investments are intended to be held for an indefinite period but may be sold in response to events not reasonably expected in the future. These investments are carried at fair value with adjustments recorded in shareholders’ equity net of tax. Debt securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. The effects of amortizing these securities are recorded in current earnings.

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

Property, Plant, and Equipment

      Property, plant, and equipment placed in service prior to January 1, 1999 are depreciated over their estimated useful lives, principally using accelerated methods. Assets placed in service subsequent to January 1, 1999 are depreciated using straight-line methods. The change to the straight-line method did not have a material impact on the Company’s financial position or results of operations.

Goodwill and Other Intangible Assets

      Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies and has generally been amortized using the straight-line method of amortization over periods ranging from 10 to 40 years. Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations completed after June 30, 2001. In accordance with these standards, goodwill acquired after June 30, 2001 was not amortized.

      During 2001, the Company evaluated potential impairment of goodwill on an ongoing basis and of other long-lived assets when appropriate. This evaluation compared the carrying value of an asset to the sum of its undiscounted expected future cash flows. If an asset’s carrying value exceeded the cash flows, the asset was written down to fair value.

      As of January 1, 2002, the remaining provisions of SFAS No. 141 and No. 142 are effective for the Company. These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill, and describe the accounting for intangible assets and goodwill subsequent to initial recognition. Under the provisions of these standards, intangible assets deemed to have indefinite lives and goodwill are no longer subject to amortization. All other intangible assets are to be amortized over their estimated useful lives. Intangible assets and goodwill are subject to annual impairment testing using the specific guidance and criteria described in the standards. This testing compares carrying values to fair values and when appropriate, the carrying value of these assets will be reduced to fair value.

Deferred Income Taxes

      Deferred income taxes are recognized for the tax consequence of differences between the financial statement carrying amounts and tax bases of assets and liabilities by applying the currently enacted statutory tax rates. The effect of a change in statutory tax rates is recognized in income in the period that includes the enactment date. Federal income taxes have not been provided on the undistributed earnings of the Company’s international subsidiaries as the Company has reinvested all of these earnings indefinitely.

Retirement Benefits

      The Company’s policy is to fund pension costs within the ranges prescribed by applicable regulations. In addition to providing pension benefits, in some circumstances the Company provides health care and life insurance benefits for retired employees. The Company’s policy is to fund these benefits through insurance premiums or as actual expenditures are made.

Earnings Per Share

      Earnings per share is based on reported net income and the weighted average number of shares of common stock outstanding (basic) and the total of common stock outstanding and common stock equivalents (diluted).

Stock-Based Compensation

      “SFAS” 123 — “Accounting for Stock-Based Compensation” permits, but does not require, a fair value based method of accounting for employee stock option and performance plans which results in compensation expense being recognized in the results of operations when awards are granted. The Company continues to use the current intrinsic value based method of accounting for such plans where compensation expense is measured as the excess, if any, of the quoted market price of the Company’s stock at the measurement date over the exercise price. However, as required by SFAS 123, the Company provides pro forma disclosure of net income and earnings per share in the notes to the consolidated financial statements as if the fair value based method of accounting has been applied.

Comprehensive Income

      As shown in the Statement of Changes in Shareholders’ Equity, comprehensive income is a measure of net income and all other changes in equity of the Company that result from recognized transactions and other events of the period other than transactions with shareholders. The other changes in equity are comprised of the change in Cumulative Translation Adjustments for foreign currency items and Unrealized Gain (Loss) on investments held for sale.

Derivatives

      The Company, to limit financial risk in the management of its assets, liabilities and debt may use derivative financial instruments such as: foreign currency hedges, commodity hedges, interest rate hedges and interest rate swaps. All derivative financial instruments must be matched with an existing Company asset, liability or proposed transaction. Market value gains or losses on the derivative financial instrument are recognized in income when the effects of the related price changes of the related asset or liability are recognized in income. There were no material derivative transactions, individually or in total, for the three years ended December 31, 2001.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Special and Nonrecurring Charges

      Full year operating results in 2001 reflect a special charge, offset by a $3.3 million reduction in the streamlining program accrual established in 1997. These net costs, which were recorded in the fourth quarter, total $53.0 million ($35.5 million net of tax, or $0.60 per diluted share).

      The 2001 streamlining and cost reduction initiative (the “Plan”) is comprised of a variety of individual programs and was primarily undertaken to reduce the productive capacity of the company and realign employment levels to better match with lower actual and forecast rates of incoming business. In total, the Plan is expected to require a cumulative charge to profit and loss of $62.0 million. In addition to the 2001 charge of $56.3 million, costs totaling $5.7 million are expected to be charged against profit in 2002, as funds are spent and specific actions are announced and implemented.

      The following table sets forth the components and status of the 2001 special charge at December 31:

	Employee	Asset	Exit
	Benefits	Disposals	Costs	Other	Total

2001 special charge	$10.3	$34.1	$2.3	$9.6	$56.3
Inventory write-offs	—	(13.0)	—	—	(13.0)
Other non-cash write-offs	—	(21.1)	—	—	(21.1)
Cash expenditures	(2.4)	—	(.5)	(1.7)	(4.6)

Remaining Accrual	$7.9	$—	$1.8	$7.9	$17.6

     2000 Special Charge

      The 2000 special charge is comprised of asset impairments of $6.0 million and facility consolidation and downsizing, severance, and other provisions of $4.4 million. The asset impairments primarily consisted of adjustments to the carrying cost of certain joint venture investments and write-downs of surplus equipment. The latter were either (1) acquired in connection with actions originally contemplated in the 1997 streamlining program which had been revised or were (2) rendered obsolete as a result of the year 2000 product line discontinuance.

      Cost of sales reflects a special charge of $20.3 million in connection with management’s decision to streamline its product offering and eliminate non-strategic inventory across all business units. The charge represents the cost of inventories identified for discontinuance and disposal. Also in 2000, net sales includes a non-recurring charge of $3.5 million related to an increase in the reserve for customer returns and allowances due to inaccurate/incomplete shipments from a new electrical products central distribution warehouse. All actions contemplated in the 2000 special charge were completed as planned in 2001.

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

      As part of management’s ongoing review of estimated program costs in connection with the plan, adjustments in the amount of $10.5 million were made in the first and second quarters of 2000. The adjustments (income) reflected costs originally estimated as part of the 1997 plan which were deemed no longer required to complete certain actions in the Electrical and Power Segments. The changes in estimate within the Electrical Segment of $4.4 million occurred primarily in connection with newly appointed operating

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management’s decision to terminate plans related to closure of the St. Louis, MO and South Bend, IN manufacturing facilities. In addition, the accrual reduction in the Power Segment of approximately $6.1 million related to underspending of severance and exit costs, principally in connection with a foundry consolidation and relocation of production to lower cost areas. The underspending of severance is mainly due to an increased incidence of natural attrition and the reassignment of affected employees.

      The change in estimate in 2001 of $3.3 million primarily occurred within the Electrical Segment in connection with management’s decision to terminate plans related to closure of the Louisiana, MO manufacturing facility. Following this adjustment, all actions contemplated under the 1997 Streamlining Plan were completed.

Acquisitions

      In October 2001, Hubbell acquired the stock of MyTech. Based in Austin, Texas, MyTech designs, manufactures and markets microprocessor-based, digital, self-adjusting occupancy sensors, HID dimming controls, photo cells and other lighting-related electrical control products used primarily to reduce energy consumption in commercial and industrial applications by turning off lights and other electronic devices in areas that are unoccupied. MyTech is included in the Electrical Segment.

      In July 2000, Hubbell acquired the stock of GAI-Tronics from Salient 3 Communications, Inc. Based in Reading, Pennsylvania, GAI-Tronics is a leading supplier of specialized communications systems designed for indoor, outdoor and hazardous environments. GAI-Tronics is included in the Industrial Technology Segment. To complement the Company’s Electrical Segment, Hubbell acquired the stock of Temco Electric Products Inc. of Quebec, Canada in December 2000. Temco designs and manufactures electrical outlet boxes, metallic wall plates and related accessories.

      The costs of the acquired businesses have been allocated to assets acquired and liabilities assumed based on fair values with the residual amount assigned to goodwill. The businesses have been included in the financial statements as of their respective acquisition dates and represented less than 1% in 2001, approximately 2% and 1% of net sales in 2000 and 1999, respectively, with no material effect on the Company’s reported earnings.

      In connection with the above acquisitions, liabilities were assumed as follows (in millions):

	2001	2000	1999

Fair value of assets acquired including goodwill	$14.1	$57.6	$47.3
Cash paid for businesses, net of cash acquired	(13.7)	(43.6)	(38.3)

Liabilities assumed	$.4	$14.0	$9.0

Dispositions

      In April, 2000, Hubbell sold its digital subscriber line communications equipment business (“WavePacer®”), and certain related intellectual property to ECI. Gross proceeds were $61.0 million and the transaction produced a gain on sale of $36.2 million in the second quarter. At the time of sale, the Company retained a contractual obligation to supply product to ECI at prices below manufacturing cost, resulting in an adverse commitment. In December 2001, management revised the remaining adverse commitment accrual to reflect lower known and projected orders from ECI through the contract expiration date and recorded an additional gain of $4.7 million. WavePacer solutions enable delivery of high speed network access for data-intensive applications such as telecommuting, branch office connectivity, and remote internet access; and WavePacer remote access multiplexers provide asymmetric digital subscriber designated line (ADSL) series to remote locations and are capable of interfacing with any vendor’s equipment in the central office.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In September 1999, the Company completed the sale of Kerite, a wholly-owned subsidiary reported in the Power Segment. Kerite, which manufactures high-performance, insulated power cable, was sold to The Marmon Corporation for a cash purchase price of $38.4 million. The sale produced a net gain of $8.8 million.

Investments

      Investments consist primarily of mortgage-backed securities, asset-backed securities, corporate bonds and U.S. Treasury Notes. Investments which are available-for-sale are stated at market values based on current quotes while investments which are being held-to-maturity are stated at amortized cost. There were no securities during 2001 and 2000 that were classified as trading investments. Certain portfolio securities that are affected by changes in interest rates may be hedged with futures contracts for U.S. Treasury Notes and Bonds. Market value gains and losses on the futures contracts are recognized in income when the effects of the related price changes in the value of the hedged securities are recognized. At December 31, 2001 there were no open futures contracts.

      The following tables set forth selected data with respect to the Company’s long-term investments at December 31, (in millions):

	2001					2000

		Gross	Gross				Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

Available-For-Sale Investments
Municipal Bonds	$14.8	$.1	$(.1)	$14.8	$14.8	$13.9	$—	$—	$13.9	$13.9

Total Available-For-Sale Investments	$14.8	$.1	$(.1)	$14.8	$14.8	$13.9	$—	$—	$13.9	$13.9

Held-To-Maturity Investments
Federal National Mortgage Assoc. Securities (FNMA)	$—	$—	$—	$—	$—	$70.4	$.4	$(.5)	$70.3	$70.4
Gov’t. National Mortgage Assoc. Securities (GNMA)	—	—	—	—	—	20.2	.4	—	20.6	20.2
Federal Home Loan Mortgage Corporation Securities (FHLMC)	—	—	—	—	—	26.6	.5	(.5)	26.6	26.6
U.S. Treasury Notes & Municipal, Corporate and Asset-Backed Bonds	77.7	2.2	—	79.9	77.7	61.8	.6	—	62.4	61.8

Total Held-To-Maturity Investments	$77.7	$2.2	$—	$79.9	$77.7	$179.0	$1.9	$(1.0)	$179.9	$179.0

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Contractual maturities of investments in debt securities, available-for-sale and held-to-maturity at December 31, 2001 were as follows (in millions):

	U.S. Treasury
	Notes &
	Other Bonds

	Amortized	Fair
	Cost	Value

Available-For-Sale Investments
Due within 1 year	$10.1	$10.0
After 1 but within 5 years	4.1	4.2
After 5 but within 10 years	.6	.6

Total	$14.8	$14.8

Held-To-Maturity Investments
Due within 1 year	$2.9	$2.9
After 1 but within 5 years	71.7	73.8
After 5 but within 10 years	1.9	1.9
After 10 years	1.2	1.3

Total	$77.7	$79.9

      The change in net unrealized holding gain or loss on available-for-sale securities that has been included in the separate component of shareholders’ equity was immaterial in 2001 and 2000. The cost basis used in computing the gain or loss on these securities was through specific identification. The proceeds from the sale of these securities were $162.2 million in 2001 and $4.9 million in 2000.

Inventories

      Inventories are classified as follows at December 31, (in millions):

	2001	2000

Raw material	$77.1	$93.1
Work-in-process	68.4	75.0
Finished goods	140.3	172.9

	285.8	341.0
Excess of current production costs over LIFO cost basis	43.2	42.4

Total	$242.6	$298.6

      The financial accounting basis for the LIFO inventories of acquired companies exceeds the tax basis by approximately $29.5 million at December 31, 2001.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

      The following table sets forth selected data with respect to the Company’s income tax provisions for the years ended December 31, (in millions):

	2001	2000	1999

Income before income taxes:
United States	$47.2	$170.1	$193.0
International	8.6	14.2	4.0

Total	$55.8	$184.3	$197.0

Provisions for income taxes:
Federal	$17.5	$36.2	$38.5
State	2.2	3.3	3.0
International	4.4	4.4	1.2
Deferred	(16.6)	2.2	8.5

Total	$7.5	$46.1	$51.2

      The principal items making up the deferred tax provisions (benefits) are set forth in the following table for the years ended December 31, (in millions):

	2001	2000	1999

Transactions of leasing subsidiary	$(9.4)	$(3.3)	$(1.5)
Special charge reserves	(8.9)	5.5	2.0
Depreciation	2.5	3.1	(1.6)
Other, net	(.8)	(3.1)	9.6

Total	$(16.6)	$2.2	$8.5

      The components of the net deferred tax asset (liability) at December 31, (in millions) were as follows:

	2001	2000

Current tax assets/(liabilities):
Inventory	$3.3	$2.9
LIFO inventory of acquired businesses	(11.2)	(11.3)
Accrued special charge	9.8	2.0
Accrued liabilities	15.1	17.1

Total current tax asset (included in Deferred taxes and other)	$17.0	$10.7

Non-current tax assets/(liabilities):
Property, plant, and equipment	$(30.3)	$(27.8)
Leasing subsidiary	—	(9.4)
Pensions	15.4	16.2
Post-retirement and post-employment benefits	9.5	9.9
Miscellaneous other	17.1	12.5

Total non-current tax asset (included in Other assets)	11.7	1.4

Net deferred tax asset	$28.7	$12.1

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2001, United States income taxes had not been provided on approximately $30.2 million of undistributed international earnings. Payments of income taxes were $24.3 million in 2001, $33.4 million in 2000 and $46.6 million in 1999.

      The consolidated effective income tax rates varied from the United States federal statutory income tax rate for the years ended December 31, as follows:

	2001	2000	1999

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.3	1.3	1.3
Tax-exempt income	(1.3)	(.4)	(.3)
Non-taxable income from Puerto Rico operations	(23.5)	(11.8)	(10.7)
Other, net	1.9	.9	.7

Consolidated effective income tax rate	13.4%	25.0%	26.0%

Other Non-Current Liabilities

      Other Non-Current Liabilities consists of the following at December 31, (in millions):

	2001	2000

Pensions	$41.1	$44.0
Other postretirement benefits	24.2	26.1
Other, net	19.9	19.8

Total	$85.2	$89.9

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirement Benefits

      The Company and its subsidiaries have a number of non-contributory defined benefit pension plans and other non-pension retirement benefit plans. During 2000, the Company made an acquisition where defined benefit pension assets and liabilities of the acquired company were assumed. No acquisitions impacting pension assets and liabilities occurred during 2001.

      The following table sets forth the reconciliation of beginning and ending balances of the benefit obligations and the plan assets for the above plans at December 31, (in millions):

	Pension Benefits		Other Benefits

	2001	2000	2001	2000

Change in benefit obligation
Benefit obligation at beginning of year	$262.4	$239.2	$26.1	$27.7
Service cost	8.1	8.5	.2	.3
Interest cost	18.4	17.7	1.8	1.1
Plan amendments	—	.1	—	—
Actuarial (gain) loss	(3.7)	4.1	(.5)	(.3)
Acquisitions	—	5.5	—	—
Benefits paid	(13.7)	(12.7)	(3.4)	(2.7)

Benefit obligation at end of year	$271.5	$262.4	$24.2	$26.1

Change in plan assets
Fair value of plan assets at beginning of year	$245.9	$242.6	$—	$—
Actual return on plan assets	(8.2)	5.4	—	—
Acquisitions	—	6.3	—	—
Employer contributions	7.1	4.3	—	—
Benefits paid	(13.7)	(12.7)	—	—

Fair value of plan assets at end of year	$231.1	$245.9	$—	$—

Funded status	$(40.4)	$(16.5)	$(24.2)	$(26.1)
Unrecognized net actuarial gain	(1.9)	(28.9)	—	—
Unrecognized prior service cost	.8	1.0	—	—

Accrued benefit cost	$(41.5)	$(44.4)	$(24.2)	$(26.1)

Weighted-average assumptions as of December 31
Discount rate	7.25%	7.50%	7.00%	7.50%
Expected return on plan assets	9.00%	9.00%	N/A	N/A
Rate of compensation increase	4.25%	4.75%	N/A	N/A

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the components of pension and other benefits cost for the years ended December 31, (in millions):

	Pension Benefits			Other Benefits

	2001	2000	1999	2001	2000	1999

Components of net periodic benefit cost
Service cost	$8.1	$8.5	$9.8	$.2	$.3	$.3
Interest cost	18.4	17.7	16.7	1.8	1.1	1.2
Expected return on plan assets	(21.4)	(21.2)	(18.0)	—	—	—
Amortization of prior service cost	.2	.3	.3	—	—	—
Amortization of actuarial gains	(1.4)	(2.4)	(1.0)	(.5)	(.3)	(1.2)
Settlement and curtailment gain (Sale of Kerite)	—	—	(5.9)	—	—	—

Net periodic benefit cost	$3.9	$2.9	$1.9	$1.5	$1.1	$.3

      The Company and its subsidiaries have a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These other benefits were discontinued in 1991 for substantially all future retirees, with the exception of A.B. Chance Company, which was acquired in 1994, and Anderson Electrical Products, Inc., which was acquired in 1996. For measurement purposes, an 8.50% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5% for 2008 and remain at that level thereafter. The impact of a 1 percentage point increase or decrease in assumptions would not be material to the Company. Some of the plans provide for retiree contributions which are periodically increased. The plans anticipate future cost-sharing changes that are consistent with the Company’s past practices.

      At December 31, 2001, approximately $150.4 million of the pension plan assets were invested in common stocks, including Hubbell Incorporated common stock with a market value of $9.9 million. The balance of plan assets of $80.7 million were invested in short term money market accounts, government and corporate bonds.

      At December 31, 2001, the Company had certain defined benefit plans where the accumulated benefit obligation exceeded plan assets. In total, the accumulated benefit obligation for these plans at December 31, 2001 was $29.4 million and there were no plan assets. No additional minimum liability was required to be recognized for any of these plans.

      The Company also maintains two qualified defined contribution plans. The total cost of these plans was $2.0 million in 2001, $1.7 million in 2000 and $1.5 in 1999. This cost is not included in the above net periodic benefit cost. Total pension expense (including defined contribution plans) as a percent of payroll was 2.1% in 2001, 1.6% in 2000, and 1.1% in 1999.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commercial Paper, Other Borrowings and Long-Term Debt

      The following table sets forth the components of the Company’s debt structure at December 31, (in millions):

	2001			2000

	Commercial			Commercial
	Paper and			Paper and
	Other	Long-Term		Other	Long-Term
	Borrowings	Debt	Total	Borrowings	Debt	Total

Balance at year end	$67.7	$99.8	$167.5	$259.5	$99.7	$359.2
Highest aggregate month-end balance			$340.3			$359.6
Average borrowings during the year	$192.6	$99.7	$292.3	$197.2	$99.7	$296.9
Weighted average interest rate:
At year end	1.96%	6.70%	4.78%	6.55%	6.71%	6.59%
Paid during the year	4.01%	6.70%	4.93%	6.46%	6.71%	6.54%

      Interest paid for commercial paper, bank borrowings, and long-term debt totaled $15.5 million in 2001, $19.7 million in 2000, and $15.9 million in 1999. The Company maintains various bank credit agreements primarily to support commercial paper borrowings. At December 31, 2001 and through the date of filing this Form 10-K, the Company had total unused bank credit agreements of $150 million. The expiration date for these bank credit agreements is September 22, 2002. Borrowings under credit agreements generally are available at the prime rate or at a surcharge over the London Interbank Offered Rate (LIBOR). Annual commitment fee requirements to support availability of credit agreements at December 31, 2001, total approximately $150,000. In October, 1995, the Company issued ten year non-callable notes due in 2005 at a face value of $100.0 million and a fixed interest rate of 6 5/8%.

Research, Development and Engineering

      Expenses for new product development and ongoing improvement of existing products were $7.6 million in 2001, $10.0 million in 2000 and $20.0 million in 1999. The decline in research, development, and engineering is consistent with the sale of the WavePacer business assets in April 2000. (see Notes to Consolidated Financial Statements — Dispositions).

Financial Instruments

      Concentration of Credit Risks: Financial instruments which potentially subject the Company to concentration of credit risks consist of trade receivables and temporary cash investments. The Company grants credit terms in the normal course of business to its customers. Due to the diversity of its product lines, the Company has an extensive customer base including electrical distributors and wholesalers, electric utilities, equipment manufacturers, electrical contractors, telephone operating companies and retail and hardware outlets. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers. Bad debt write-offs have historically been minimal, however, they did increase in 2001 due to the generally weak economic conditions affecting U.S. industrial markets. The Company places its temporary cash investments with financial institutions and limits the amount of exposure to any one institution.

      Fair Value: The carrying amounts reported in the consolidated balance sheets for cash and temporary cash investments, short-term investments, receivables, commercial paper and bank borrowings, accounts payable and accruals approximate their fair values given the immediate or short-term maturity of these financial investments (see also Notes to Consolidated Financial Statements — Investments).

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of long-term debt was $105.3 million and $101.4 million at December 31, 2001 and 2000, respectively.

Commitments and Contingent Liabilities

     Environmental and Legal

      The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company is also subject to environmental laws and regulations which may require that it investigate and remediate the effects of potential contamination associated with past and present operations. Estimates of future liability with respect to such matters are based on an evaluation of currently available facts. Liabilities are recorded when it is probable that costs will be incurred and can be reasonably estimated. Given the nature of matters involved, it is possible that liabilities will be incurred in excess of amounts currently recorded; however based upon available information, management believes that the ultimate liability with respect to these matters is not material to the consolidated financial position, results of operations or cash flows of the Company.

     Leases

      Total rental expense under operating leases were $10.7 million in 2001, $9.4 million in 2000 and $9.1 million in 1999. The minimum annual rentals on non-cancelable, long-term, operating leases in effect at December 31, 2001 will approximate $5.7 million in 2002, $3.5 million in 2003, $2.7 million in 2004, $2.1 million in 2005 and $1.8 million in 2006.

Capital Stock

      Share activity in the Company’s preferred and common stocks is set forth below for the three years ended December 31, 2001:

		Common Stock
	Preferred
	Stock	Class A	Class B

Outstanding at December 31, 1998	—	10,781,483	54,813,287
Exercise of stock options		26,000	391,845
Acquisition of treasury shares		(532,916)	(1,227,502)

Outstanding at December 31, 1999	—	10,274,567	53,977,630
Exercise of stock options		—	247,688
Acquisition of treasury shares		(560,629)	(5,104,865)

Outstanding at December 31, 2000	—	9,713,938	49,120,453
Exercise of stock options		—	347,227
Acquisition of treasury shares		(42,315)	(420,165)

Outstanding at December 31, 2001	—	9,671,623	49,047,515

      Treasury shares are retired when acquired and the purchase price is charged against par value and additional paid-in capital. Voting rights per share: Class A Common — twenty; Class B Common — one. In addition, the Company has 5,891,097 authorized shares of preferred stock; none are outstanding.

      The Company has a Stockholder Rights Agreement under which holders of Class A Common Stock have Class A Rights and holders of Class B Common Stock have Class B Rights. These Rights become exercisable after a specified period of time only if a person or group of affiliated persons acquires beneficial ownership of 20 percent or more of the outstanding Class A Common Stock of the Company or announces or commences a

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tender or exchange offer that would result in the offeror acquiring beneficial ownership of 20 percent or more of the outstanding Class A Common Stock of the Company. Each Class A Right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock (“Series A Preferred Stock”), without par value, at a price of $175.00 per one one-thousandth of a share. Similarly, each Class B Right entitles the holder to purchase one one-thousandth of a share of Class B Junior Participating Preferred Stock (“Series B Preferred Stock”), without par value, at a price of $175.00 per one one-thousandth of a share. The Rights may be redeemed by the Company for one cent per Right prior to the day a person or group of affiliated persons acquires 20 percent or more of the outstanding Class A Common Stock of the Company. The Rights expire on December 31, 2008, unless earlier redeemed by the Company.

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

      Upon the occurrence of certain events or transactions specified in the Rights Agreement, each holder of a Right will have the right to receive, upon exercise, that number of shares of the Company’s common stock or the acquiring company’s shares having a market value equal to twice the exercise price.

      Shares of stock were reserved at December 31, 2001 as follows:

	Common Stock
			Preferred
	Class A	Class B	Stock

Exercise of outstanding stock options	—	8,233,862	—
Future grant of stock options	959,012	2,706,153	—
Exercise of stock purchase rights	—	—	58,719

Total	959,012	10,940,015	58,719

Stock Options

      The Company has granted to officers and key employees options to purchase the Company’s Class A and Class B Common Stock and the Company may grant to officers and key employees options to purchase the Company’s Class B Common Stock at not less than 100% of market prices on the date of grant with a ten year

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term and, generally, a three year vesting period. Stock option activity for the three years ended December 31, 2001 is set forth below:

	Number	Option Price Per	Weighted
	of Shares	Share Range	Average

Outstanding at December 31, 1998	5,696,622	$16.86-$47.13	$33.24
Granted	1,321,800	$27.66	$27.66
Exercised	(417,845)	$16.86-$32.06	$23.55
Canceled or expired	(259,688)	$32.06-$47.13	$41.79

Outstanding at December 31, 1999	6,340,889	$19.33-$47.13	$33.23
Granted	1,602,300	$24.59	$24.59
Exercised	(247,688)	$19.33-$26.99	$20.05
Canceled or expired	(352,158)	$19.33-$47.13	$28.20

Outstanding at December 31, 2000	7,343,343	$23.39-$47.13	$31.63
Granted	1,444,000	$27.81-$30.74	$28.01
Exercised	(347,227)	$23.39-$47.13	$23.92
Canceled or expired	(206,254)	$23.39-$47.13	$32.96

Outstanding at December 31, 2001	8,233,862	$24.59-$47.13	$31.25

      On December 31, 2001, outstanding options were comprised of 1,773,912 shares exerciseable with an average remaining life of three years and an average price of $27.89 (range $25.15 — $32.06); 1,364,700 shares exerciseable with an average remaining life of six years and an average price of $44.64 (range $41.69 — $47.13); 899,900 shares exerciseable and 1,206,900 shares not vested with a remaining life of eight years and an average price of $32.65 (range $27.66 — $39.34); and 2,988,450 shares not vested with an average remaining life of ten years and an average price of $26.25 (range $24.59 — $30.74).

      The following table summarizes the pro forma effect on net income if compensation expense had been recognized for stock options using the Black-Scholes option-pricing model and related assumptions:

					Weighted Avg.
					Grant Date	Proforma
	Dividend	Expected	Interest	Expected	Fair Value	Effect on
	Yield	Volatility	Rate	Option Term	of 1 Option	Net Income*

2001	4.5%	23%	5.1%	7 Years	$5.01	$3.7 Million
2000	4.5%	22%	5.2%	7 Years	$4.36	$3.6 Million
1999	4.0%	22%	6.6%	7 Years	$6.16	$4.2 Million

*	These pro forma disclosures may not be representative of the effects on reported net income for future years since options vest over several years and options granted prior to 1997 are not considered. The pro forma effect on earnings per share would be immaterial.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

      The following table sets forth the computation of earnings per share for the three years ended December 31, (in millions):

	2001	2000	1999

Net Income	$48.3	$138.2	$145.8
Weighted average number of common shares outstanding during the year (basic)	58.7	61.2	65.1
Common equivalent shares	.2	.1	.8

Average number of shares outstanding (diluted)	58.9	61.3	65.9

Earnings per share:
Basic	$0.83	$2.26	$2.24
Diluted	$0.82	$2.25	$2.21

      Options to purchase shares of common stock were outstanding at each year-end, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. The number of anti-dilutive options outstanding were 2.9 million, 5.1 million and 3.2 million at December 31, 2001, 2000 and 1999, respectively.

Subsequent Events (unaudited)

      In March 2002, the Company completed a cash purchase of the common stock of Hawke Cable Glands Limited (“Hawke”). Based in the United Kingdom, Hawke is a leading supplier of products used in harsh and hazardous locations worldwide including brass cable glands and cable connectors, cable transition devices, utility transformer breathers, stainless steel and nonmetallic enclosures and field bus connectivity components. Hawke complements the product offering of the Company’s Killark brand electrical components and will be included in the Company’s Electrical Segment. The acquisition was not significant to the financial position of the Company.

      In March 2002, Hubbell entered into an agreement to acquire USI’s LCA Group, Inc. (“LCA”), the domestic lighting division of U.S. Industries, Inc. The purchase price for the acquisition will be $250.0 million in cash, subject to adjustment based on certain circumstances. LCA manufactures and distributes a wide range of outdoor and indoor lighting products to the commercial, industrial and residential markets under various brand names, including Alera, Kim, Spaulding, Whiteway, Moldcast, Architectural Area Lighting, Columbia, Keystone, Prescolite, Dual Lite and Progress. Consummation of the acquisition is subject to the satisfaction of certain closing conditions set forth in the purchase agreement, including expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Hubbell expects to finance the acquisition of LCA through the incurrence of indebtedness under its existing commercial paper program and additional indebtedness, which may include the issuance of loans or debt securities.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Industry Segment and Geographic Area Information

     Nature of Operations

      Hubbell Incorporated was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. For over a century, Hubbell has manufactured and sold high quality electrical and electronic products for a broad range of commercial, industrial, telecommunications and utility applications. Since 1961, Hubbell has expanded its operations into other areas of the electrical industry and related fields. Hubbell products are now manufactured or assembled by twenty-nine divisions and subsidiaries in North America, Switzerland, Puerto Rico, Mexico, Italy and the United Kingdom. Hubbell also participates in a joint venture in Taiwan, and maintains sales offices in Singapore, the People’s Republic of China, Mexico, Hong Kong, South Korea and the Middle East.

      The Company is primarily engaged in the engineering, manufacture and sale of electrical and electronic products. For management reporting and control, the businesses are divided into three operating segments: Electrical, Power, and Industrial Technology. Information regarding operating segments has been presented as required by SFAS No. 131. At December 31, 2001 the operating segments were comprised as follows:

      The Electrical Segment is comprised of businesses that primarily sell through distributors, lighting showrooms, home centers, telephone and telecommunication companies, and represents stock items including standard and special application wiring device products, lighting fixtures, fittings, switch and outlet boxes, enclosures, wire and cable management products and voice and data signal processing components. The products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians, and telecommunication companies.

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

      The Industrial Technology Segment consists of operations that design and manufacture test and measurement equipment, high voltage power supplies and variable transformers, industrial controls including motor speed controls, pendant-type push-button stations, overhead crane controls, Gleason Reel® electric cable and hose reels, and specialized communication systems such as intra-facility communication systems, telephone systems, and land mobile radio peripherals. Products are sold primarily to steel mills, industrial complexes, oil, gas and petro-chemical industries, seaports, transportation authorities, the security industry (malls and colleges), and cable and electronic equipment manufacturers.

      On a geographic basis, the Company defines “international” as operations and subsidiaries based outside of the United States and its possessions. Sales of international units were 11% of total sales in 2001, 10% in 2000, and 8% in 1999, with the Canadian market representing approximately 45% of the total. Net assets of international subsidiaries were 11% of the consolidated total in 2001, 9% in 2000 and in 1999. Export sales directly to customers or through electric wholesalers from the United States operations were $88.4 million in 2001, $74.8 million in 2000, and $75.8 million in 1999.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s principal manufacturing facilities are located in the following areas, classified by segment:

			Approximate
		No. of	Floor Area in
Segment	Location	Facilities	Square Feet

Electrical Segment	Connecticut	2	213,500
	Puerto Rico	2	301,300	(1)
	Tennessee	1	246,800
	Virginia	2	471,400
	Illinois	2	318,800	(6)
	Indiana	1	314,800
	Missouri	2	266,000
	Minnesota	1	149,500	(2)
	Georgia	1	57,100
	Texas	1	11,600	(3)
	Mexico	2	288,600	(5)
	United Kingdom	3	105,500	(3)
	Canada	1	42,900
Power Segment	Ohio	1	90,000
	South Carolina	1	360,000
	Alabama	2	288,000
	Tennessee	1	74,000
	Missouri	1	804,900
	Puerto Rico	1	135,600	(3)
	Mexico	1	208,000	(5)
Industrial Technology Segment	Ohio	1	76,900
	North Carolina	1	81,000	(3)
	Wisconsin	1	94,200	(4)
	New York	2	169,900
	Pennsylvania	1	104,900	(3)
	Switzerland	2	104,100	(3)
	United Kingdom	1	40,000	(3)
	Italy	1	27,000	(3)

(1)	138,700 square feet leased

(2)	41,200 square feet leased

(3)	Leased

(4)	20,000 square feet leased

(5)	Shared between Electrical and Power Segments

(6)	95,700 square feet leased

      Additionally, the Company owns or leases warehouses and distribution centers containing approximately 1,256,500 square feet. The Company believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2001, the Company had approximately 8,771 full-time employees, including salaried and hourly personnel. Approximately 42% of the United States employees are represented by fourteen labor unions. During the next twelve months there are no union contracts due for renegotiation.

     Financial Information

      Financial information by industry segment and geographic area for the three years ended December 31, 2001, is summarized below (in millions). When reading the data the following items should be noted:

•	Net sales comprise sales to unaffiliated customers — intersegment and inter-area sales are immaterial.

•	Segment operating income consists of net sales less operating expenses. Interest expense, and other income have not been allocated to segments.

•	General corporate assets not allocated to segments are principally cash and investments.

Industry Segment

	2001	2000	1999

Net Sales:
Electrical	$837.7	$928.6	$965.4
Power	335.0	372.9	399.5
Industrial Technology	139.5	122.6	86.9

Total	$1,312.2	$1,424.1	$1,451.8

Operating Income:
Electrical	$75.2	$122.3	$134.6
Special and nonrecurring charges, net	(25.0)	(19.2)	—
Gain on sale of business	4.7	36.2	—
Power	24.4	39.7	42.6
Special and nonrecurring charges, net	(21.3)	(3.7)	—
Gain on sale of business	—	—	8.8
Industrial Technology	5.2	10.0	8.4
Special charge	(6.7)	(.8)	—

Operating income	56.5	184.5	194.4
Interest expense	(15.5)	(19.7)	(15.9)
Investment and other income, net	14.8	19.5	18.5

Income before income taxes	$55.8	$184.3	$197.0

Assets:
Electrical	$531.2	$577.9	$589.7
Power	319.2	369.1	370.4
Industrial Technology	143.8	159.1	111.0
General Corporate	211.2	342.4	336.1

Total	$1,205.4	$1,448.5	$1,407.2

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001	2000	1999

Capital Expenditures:
Electrical	$18.1	$35.5	$34.1
Power	8.3	9.8	17.6
Industrial Technology	1.4	1.5	1.4
General Corporate	.8	1.8	.6

Total	$28.6	$48.6	$53.7

Depreciation and Amortization:
Electrical	$31.2	$32.3	$30.3
Power	16.3	17.8	19.0
Industrial Technology	4.8	4.2	2.8
General Corporate	.7	.6	.7

Total	$53.0	$54.9	$52.8

Geographic Area

	2001	2000	1999

Net Sales:
United States	$1,161.3	$1,279.1	$1,334.0
International	150.9	145.0	117.8

Total	$1,312.2	$1,424.1	$1,451.8

Operating Income:
United States	$89.7	$154.3	$171.5
Special and nonrecurring charge, net	(46.3)	(22.6)	—
Gain on sale of business	4.7	36.2	8.8
International	15.1	17.7	14.1
Special charge	(6.7)	(1.1)	—

Total	$56.5	$184.5	$194.4

Assets:
United States	$1,075.1	$1,313.0	$1,285.8
International	130.3	135.5	121.4

Total	$1,205.4	$1,448.5	$1,407.2

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quarterly Financial Data (Unaudited)

      The table below sets forth summarized quarterly financial data for the years ended December 31, 2001 and 2000 (in millions, except per share amounts):

	First	Second	Third	Fourth
2001	Quarter	Quarter	Quarter	Quarter

Net Sales	$344.1	$341.2	$325.7	$301.2
Gross Profit	$86.5	$84.9	$80.0	$62.6
Net Income	$21.1	$21.8	$19.5	$(14.1)
Earnings Per Share:
Basic	$.36	$.37	$.34	$(.24)
Diluted	$.36	$.37	$.33	$(.24)
2000
Net Sales	$360.6	$356.6	$360.8	$346.1
Gross Profit	$103.1	$74.4	$100.3	$91.3
Net Income	$35.1	$41.8	$33.0	$28.3
Earnings Per Share:
Basic	$.55	$.67	$.55	$.49
Diluted	$.55	$.67	$.55	$.48

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

      Information relative to Executive Officers appears on Page 50 of this report.

Item 10.	Directors and Executive Officers of the Registrant(1)

Item 11.	Executive Compensation(1)

Item 12.	Security Ownership of Certain Beneficial Owners and Management(1)

Item 13.	Certain Relationships and Related Transactions(1)

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.     Financial Statements and Schedules

      Financial statements and schedules listed in the Index to Financial Statements and Schedules appearing on Page 52 are filed as part of this Annual Report on Form 10-K.

2.     Exhibits

Number	Description

3a	Restated Certificate of Incorporation, as amended and restated as of May 14, 1998. (1) Exhibit 3a of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 1998, and filed on August 7, 1998, is incorporated by reference; (2) Exhibit 1 of the registrant’s reports on Form 8-A and 8-K, both dated and filed on December 17, 1998, is incorporated by reference; and (3) Exhibit 3(a), being a Certificate of Correction to the Restated Certificate of Incorporation, of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 1999, and filed on November 12, 1999, is incorporated by reference.
3b	By-Laws, Hubbell Incorporated, as amended on March 5, 2001. Exhibit 3b of the registrant’s report on Form 10-K for the year 2000, filed March 27, 2001, is incorporated by reference.
3c	Rights Agreement, dated as of December 9, 1998, between Hubbell Incorporated and ChaseMellon Shareholder Services, L.L.C.) as Rights Agent (incorporated by reference to Exhibit 1 to the registrant’s Registration Statement on Form 8-A and Form 8-K, both dated and filed on December 17, 1998. Exhibit 3(c), being an Amendment to Rights Agreement, of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 1999, and filed on November 12, 1999, is incorporated by reference.
4a	Instruments with respect to the 1996 issue of long-term debt have not been filed as exhibits to this Annual Report on Form 10-K as the authorized principal amount on such issue does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis; registrant agrees to furnish a copy of each such instruments to the Commission upon request.
10a†	Hubbell Incorporated Supplemental Executive Retirement Plan, as amended and restated effective June 7, 2001. Exhibit 10a of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2001, filed August 9, 2001, is incorporated by reference.
10b(1)†	Hubbell Incorporated 1973 Stock Option Plan for Key Employees, as amended and restated effective May 7, 2001. Exhibit 10b(1) of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2001, filed August 9, 2001, is incorporated by reference.

      (1) The definitive proxy statement for the annual meeting of shareholders to be held on May 6, 2002, filed with the Commission on March 19, 2002, pursuant to Regulation 14A, is incorporated herein by reference.

Number	Description

10c†	Description of the Hubbell Incorporated, Post Retirement Death Benefit Plan for Participants in the Supplemental Executive Retirement Plan, as amended effective May 1, 1993. Exhibit 10c of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 1993, filed on August 12, 1993, is incorporated by reference.
10f	Hubbell Incorporated Deferred Compensation Plan for Directors, as amended and restated effective December 8, 1999. Exhibit 10f of the registrant’s report on Form 10-K for the year 1999, filed March 27, 2000, is incorporated by reference.
10g†	Hubbell Incorporated Incentive Compensation Plan, as amended effective January 1, 1996. Exhibit B of the registrant’s proxy statement, dated March 22, 1996 and filed on March 27, 1996, is incorporated by reference.
10h	Hubbell Incorporated Key Man Supplemental Medical Insurance, as amended and restated effective December 9, 1986. Exhibit 10h of the registrant’s report on Form 10-K for the year 1987, filed on March 25, 1988, is incorporated by reference.
10i	Hubbell Incorporated Retirement Plan for Directors, as amended and restated effective December 8, 1999. Exhibit 10i of the registrant’s report on Form 10-K for the year 1999, filed March 27, 2000, is incorporated by reference.
10l†	Employment Agreement, dated March 28, 1989 (effective January 1, 1989), between Hubbell Incorporated and G. Jackson Ratcliffe, Chairman of the Board, President and Chief Executive Officer. Exhibit 10l of the registrant’s report on Form 10-K for the year 1988, filed on March 29, 1989, is incorporated by reference.
10n†	Employment Agreement, dated March 28, 1989 (effective January 1, 1989), between Hubbell Incorporated and Harry B. Rowell, Jr., Executive Vice President. Exhibit 10n of the registrant’s report on Form 10-K for the year 1988, filed on March 29, 1989, is incorporated by reference.
10o†	Hubbell Incorporated Policy for Providing Severance Payments to Key Managers, as amended and restated effective September 9, 1993. Exhibit 10o of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 1993, filed on November 10, 1993, is incorporated by reference.
10p†	Hubbell Incorporated Senior Executive Incentive Compensation Plan, effective January 1, 1996. Exhibit C of the registrant’s proxy statement, dated March 22, 1996 and filed on March 27, 1996, is incorporated by reference.
10r†	Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and G. Jackson Ratcliffe. Exhibit 10r of the registrant’s report on Form 10-K for the year 1999, filed March 27, 2000, is incorporated by reference.
10s†	Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and Harry B. Rowell, Jr. Exhibit 10s of the registrant’s report on Form 10-K for the year 1999, filed March 27, 2000, is incorporated by reference.
10t†	Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and Timothy H. Powers. Exhibit 10t of the registrant’s report on Form 10-K for the year 1999, filed March 27, 2000, is incorporated by reference.
10u†	Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and Richard W. Davies. Exhibit 10u of the registrant’s report on Form 10-K for the year 1999, filed March 27, 2000, is incorporated by reference.
10v†	Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and James H. Biggart. Exhibit 10v of the registrant’s report on Form 10-K for the year 1999, filed March 27, 2000, is incorporated by reference.
10w†	Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and Glenn M. Grunewald. Exhibit 10w of the registrant’s report on Form 10-K for the year 2000, filed March 27, 2001, is incorporated by reference.
10x†*	Termination Agreement and General Release, dated as of October 21, 2001, between Hubbell Incorporated and Harry B. Rowell, Jr.

Number	Description

10y†	The retirement arrangement with G. Jackson Ratcliffe is incorporated by reference to the registrant’s proxy statement, dated March 27, 2002 as set forth under the heading “Employment Agreements/ Retirement Arrangements”.
10z†*	Hubbell Incorporated Incentive Compensation Plan, adopted effective January 1, 2002.
21	Listing of significant subsidiaries.
27	Exhibit 27 Financial Data Schedule (Electronic filings only)

†	This exhibit constitutes a management contract, compensatory plan, or arrangement

*	Filed hereunder

3.     Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended December 31, 2001.

Executive Officers of the Registrant

Name	Age(1)	Present Position	Business Experience

G. Jackson Ratcliffe	65	Chairman of the Board	President and Chief Executive Officer January 1, 1988 to July 1, 2001; Chairman of the Board since 1987; Executive Vice President — Administration 1983-1987; Senior Vice President — Finance and Law 1980-1983; Vice President, General Counsel and Secretary 1974-1980.
Timothy H. Powers	53	President and Chief Executive Officer	President and Chief Executive Officer since July 1, 2001; Senior Vice President and Chief Financial Officer September 21, 1998 to June 30, 2001; previously Executive Vice President, Finance & Business Development, Americas Region, Asea Brown Boveri.
William T. Tolley	44	Senior Vice President and Chief Financial Officer	Present position since February 18, 2002, previously Senior Vice President and Chief Financial Officer, Chesapeake Corporation.
Richard W. Davies	55	Vice President, General Counsel and Secretary	Present position since January 1, 1996; General Counsel since 1987; Secretary since 1982; Assistant Secretary 1980-1982; Assistant General Counsel 1974-1987.
James H. Biggart, Jr.	49	Vice President and Treasurer	Present position since January 1, 1996; Treasurer since 1987; Assistant Treasurer 1986-1987; Director of Taxes 1984-1986.

      There is no family relationship between any of the above-named executive officers.

(1)	As of March 8, 2002

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBBELL INCORPORATED

By	/s/ T. H. POWERS

T. H. Powers
President, Chief Executive Officer
and Director

Date: 3/5/02

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Title	Date

By	/s/ G. J. RATCLIFFE G. J. Ratcliffe	Chairman of the Board	3/5/02

By	/s/ T. H. POWERS T. H. Powers	President and Chief Executive Officer (Chief Accounting Officer)	3/5/02

By	/s/ E. R. BROOKS E. R. Brooks	Director	3/5/02

By	/s/ G. W. EDWARDS, JR. G. W. Edwards, Jr.	Director	3/5/02

By	/s/ J. S. HOFFMAN J. S. Hoffman	Director	3/5/02

By	/s/ A. MCNALLY IV A. McNally IV	Director	3/5/02

By	/s/ D. J. MEYER D. J. Meyer	Director	3/5/02

By	/s/ J. A. URQUHART J. A. Urquhart	Director	3/5/02

By	/s/ M. WALLOP M. Wallop	Director	3/5/02

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Form 10-K for
2001, Page:

Financial Statements
Report of Independent Accountants	21
Consolidated Statement of Income for the three years ended December 31, 2001	22
Consolidated Balance Sheet at December 31, 2001 and 2000	23
Consolidated Statement of Cash Flows for the three years ended December 31, 2001	24
Consolidated Statement of Changes in Shareholders’ Equity for the three years ended December 31, 2001	25
Statement of Accounting Policies	26
Notes to Consolidated Financial Statements	29
Financial Statement Schedule
Report of Independent Accountants on Financial Statement Schedule	53
Valuation and Qualifying Accounts and Reserves (Schedule VIII)	54

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Hubbell Incorporated:

      Our audits of the consolidated financial statements referred to in our report dated January 22, 2002, appearing on page 21 of this Form 10-K also included an audit of the Financial Statement Schedule listed in the index on page 52 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Stamford, Connecticut

January 22, 2002

Schedule VIII

HUBBELL INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

      Reserves deducted in the balance sheet from the assets to which they apply:

		Additions	Acquisition
	Balance at	Charged	Disposition		Balance
	Beginning	to Costs	of		at End
	of Period	and Expenses	Businesses	Deductions	of Period

	(In millions)
Allowances for doubtful accounts receivable:
Year 1999	$5.7	$.7	$.6	$(2.9)	$4.1
Year 2000	$4.1	$3.0	$.6	$(3.5)	$4.2
Year 2001	$4.2	$7.6	$.1	$(4.5)	$7.4
Allowances for excess/ obsolete inventory:
Year 1999	$18.5	$8.0 *	$.7	$(7.9)	$19.3
Year 2000	$19.3	$22.2 *	$1.1	$(20.0)	$22.6
Year 2001	$22.6	$16.1 *	$.2	$(12.9)	$26.0

*	Includes the cost of product line discontinuances of $13.0 million, $20.3 million and $3.3 million at December 31, 2001, 2000 and 1999, respectively.