Form 10-Q
period 2002-03-31
HUBBELL INC
filed 2002-05-13
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-2958

HUBBELL INCORPORATED

(Exact name of registrant as specified in its charter)

State of Connecticut	06-0397030

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

584 Derby Milford Road, Orange, CT	06477

(Address of principal executive offices)	(Zip Code)

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

Yes ☒	No ☐

The number of shares of registrant’s classes of common stock outstanding as of May 8, 2002 were:

Class A ($.01 par value)	9,672,000
Class B ($.01 par value)	49,372,000

INDEX
HUBBELL INCORPORATED

		Page

Part I. Financial Information

Item 1.	Financial Statements – (unaudited)

	Consolidated Statements of Income – Three months ended March 31, 2002 and 2001	3

	Consolidated Balance Sheets – March 31, 2002 and December 31, 2001	4

	Consolidated Statements of Cash Flows – Three months ended March 31, 2002 and 2001	5

	Notes to Consolidated Financial Statements – March 31, 2002	6-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-17

Part II. Other Information

Item 1.	Legal Proceedings	N/A

Item 2.	Changes In Securities and Use of Proceeds	N/A

Item 3.	Defaults upon Senior Securities	N/A

Item 4.	Submission of Matters to a Vote of Security Holders	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits and Report on Form 8-K	18

Signature		18

HUBBELL INCORPORATED

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31

	2002	2001

Net Sales	$301.7	$344.1

Cost of goods sold	225.3	257.6

Gross Profit	76.4	86.5

Special charge, net	.7	—

Selling & administrative expenses	50.8	56.6

(Gain) on sale of business	(1.4)	—

Operating Income	26.3	29.9

Other Income (Expense):

Investment income	1.3	3.4

Interest expense	(2.2)	(5.3)

Other income (expense), net	(.1)	.2

Total Other Income (Expense)	(1.0)	(1.7)

Income Before Income Taxes	25.3	28.2

Provision for income taxes	5.8	7.1

Net Income	$19.5	$21.1

Earnings Per Share – basic	$0.33	$0.36

Earnings Per Share – diluted	$0.33	$0.36

Cash Dividends Per Common Share	$0.33	$0.33

Average number of shares outstanding – diluted	59.5	58.8

See notes to consolidated financial statements.

HUBBELL INCORPORATED

Consolidated Balance Sheets
(in millions)

	(unaudited)
	March 31, 2002	December 31, 2001

ASSETS

Current Assets:

Cash and temporary cash investments	$23.9	$33.4

Short-term investments	55.0	43.1

Accounts receivable (net)	171.3	163.4

Inventories	229.1	242.6

Prepaid taxes and other	27.7	25.8

Total Current Assets	507.0	508.3

Property, plant and equipment (net)	256.6	264.2

Other Assets:

Investments	92.1	92.5

Goodwill	291.8	267.9

Intangible assets and other	72.5	72.5

	$1,220.0	$1,205.4

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Commercial paper and notes	$74.8	$67.7

Accounts payable	58.3	55.5

Accrued salaries, wages and employee benefits	24.6	27.8

Accrued income taxes	45.2	43.7

Dividends payable	19.5	19.4

Other accrued liabilities	70.5	69.8

Total Current Liabilities	292.9	283.9

Long-Term Debt	99.8	99.8

Other Non-Current Liabilities	83.9	85.2

Shareholders’ Equity	743.4	736.5

	$1,220.0	$1,205.4

See notes to consolidated financial statements.

HUBBELL INCORPORATED

Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Three Months Ended
	March 31

	2002	2001

Cash Flows From Operating Activities

Net income	$19.5	$21.1

Adjustments to reconcile net income to net cash provided by operating activities:

Gain on sale of business	(1.4)	—

Depreciation and amortization	11.3	14.5

Deferred income taxes	—	.2

Special charges	.7	—

Expenditures – streamlining and special charges	(3.5)	(1.2)

Changes in assets and liabilities, net of business acquisitions:

(Increase)/Decrease in accounts receivable	(6.1)	(8.9)

(Increase)/Decrease in inventories	14.9	(.1)

(Increase)/Decrease in other current assets	(1.9)	8.9

Increase/(Decrease) in current operating liabilities	.9	(1.2)

(Increase)/Decrease in other, net	.5	(1.7)

Net cash provided by operating activities	34.9	31.6

Cash Flows From Investing Activities

Acquisition of business, net of cash acquired	(25.5)	—

Additions to property, plant and equipment	(3.9)	(9.2)

Purchases of investments	(15.2)	(1.1)

Repayments and sales of investments	3.6	6.5

Other, net	2.0	.9

Net cash used by investing activities	(39.0)	(2.9)

Cash Flows From Financing Activities

Payment of dividends	(19.4)	(19.5)

Commercial paper and notes – borrowings (repayments)	7.1	(41.9)

Exercise of stock options	6.9	.6

Acquisition of treasury shares	—	(9.9)

Net cash used in financing activities	(5.4)	(70.7)

Decrease in cash and temporary cash investments	(9.5)	(42.0)

Cash and Temporary Cash Investments

Beginning of period	33.4	74.8

End of period	$23.9	$32.8

See notes to consolidated financial statements.

HUBBELL INCORPORATED
Notes to Consolidated Financial Statements
March 31, 2002
(unaudited)

1.                    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2001.

2.                    Special and Non-Recurring Charges

Full year operating results in 2001 reflect special and non-recurring charges of $56.3 million offset by a $3.3 million reduction in the special charge accrual established in 1997 ($35.5 million net of tax, or $0.60 per diluted share).

The 2001 streamlining and cost reduction program is comprised of a variety of individual programs and was primarily undertaken to reduce the productive capacity of the Company and realign employment levels to better match with lower actual and forecast rates of incoming business. In total, the plan is expected to require a cumulative charge to profit and loss of $62.0 million. In addition to the 2001 charge of $56.3 million, expenses totaling approximately $6.0 million are expected to be charged against profit in 2002, as costs are incurred and specific actions are announced and implemented. Of the total expected 2002 charge amount, $0.7 million was recorded in the first quarter, primarily related to additional severance actions and program implementation costs.

The following table sets forth the original components and status of the streamlining and cost reduction program at March 31, 2002 (in millions):

	Employee	Asset	Exit
	Benefits	Disposals	Costs	Other	Total

Accrual balance at December 31, 2001	$7.9	$—	$1.8	$6.8	$16.5

Additional program costs	.5	—	.2	—	.7

Cash expenditures	(2.9)	—	(.2)	(.4)	(3.5)

Remaining Accrual	$5.5	$—	$1.8	$6.4	$13.7

Substantially all actions contemplated are scheduled for completion by December 31, 2002. Cash expenditures under the plan to date total approximately $8 million for severance and other costs of facility closings. Additional cash expenditures of $18 million are expected to be incurred, net of approximately $9 million in asset sale recoveries.

HUBBELL INCORPORATED
Notes to Consolidated Financial Statements
March 31, 2002
(unaudited)

3.                    Business Combinations

Acquisitions

In March 2002, the Company completed the purchase of the common stock of Hawke Cable Glands Limited (“Hawke”) for $25.5 million in cash, net of cash acquired. Based in the United Kingdom, Hawke is a leading supplier of products used in harsh and hazardous locations worldwide including brass cable glands and cable connectors, cable transition devices, utility transformer breathers, stainless steel and nonmetallic enclosures and field bus connectivity components. Hawke complements the product offering of the Company’s Killark brand electrical components and will be included in the Company’s Electrical Segment. Hawke is expected to add approximately $18-20 million in net sales annually. The Company is in the process of obtaining valuations of certain intangible assets and adjusting the historical cost basis of assets and liabilities to fair value and, as a result, the allocation of the purchase price may change.

Dispositions

In April 2000, the Company completed the sale of its WavePacer Digital Subscriber Line assets, part of Pulse Communications, Inc., for a purchase price of $61.0 million. The transaction produced a gain on sale of $36.2 million in 2000. At the time of sale, the Company retained a contractual obligation to supply product to the buyer at prices below manufacturing cost, resulting in an adverse commitment. Management revised the remaining adverse commitment accrual at March 31, 2002 to reflect lower order quantities and projected costs than previously estimated, which resulted in an additional gain of $1.4 million. Deliveries under this contract ended in April 2002, and although final order quantities are known, ongoing service and warranty costs continue to be estimated and reserved. Expenditures under the commitment are expected to conclude by the end of the 2002 third quarter.

4.                    Inventories are classified as follows (in millions):

	March 31,	December 31,
	2002	2001

Raw Material	$73.8	$77.1

Work-in-Process	67.7	68.4

Finished Goods	130.8	140.3

	272.3	285.8

Excess of current costs over LIFO basis	43.2	43.2

	$229.1	$242.6

5.                    Shareholders’ Equity comprises (in millions):

	March 31,	December 31,
	2002	2001

Common Stock, $.01 par value:

Class A-authorized 50,000,000 shares, outstanding 9,671,623 and 9,671,623 shares	$.1	$.1

Class B-authorized 150,000,000 shares outstanding 49,302,372 and 49,047,515 shares	.5	.5

Additional paid-in-capital	213.8	206.9

Retained earnings	548.5	548.3

Cumulative translation adjustment	(19.6)	(19.3)

Unrealized gain (loss) on investments	.1	—

	$743.4	$736.5

HUBBELL INCORPORATED
Notes to Consolidated Financial Statements
March 31, 2002
(unaudited)

6.                    Earnings Per Share

The following table sets forth the computation of earnings per share for the three months ended March 31, 2002. Also included is a reconciliation of Net Income indicating the impact of adopting the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002 (in millions except per share data).

	Three Months Ended
	March 31

	2002	2001

Reported net income	$19.5	$21.1

Add back: Goodwill amortization	—	1.6

Adjusted Net Income	$19.5	$22.7

Weighted average number of common shares outstanding during the period	58.9	58.4

Potential dilutive shares	.6	.4

Average number of shares outstanding – diluted	59.5	58.8

Basic earnings per share:
Reported net income	$0.33	$0.36

Goodwill amortization	—	.03

Adjusted net income	$0.33	$0.39

Diluted earnings per share:
Reported net income	$0.33	$0.36

Goodwill amortization	—	.03

Adjusted net income	$0.33	$0.39

Upon adoption of SFAS 142 on January 1, 2002, the Company stopped recording goodwill amortization, which in the 2001 first quarter totaled $1.6 million, after tax. In addition, the Company is in the process of performing the initial impairment tests of the recorded value of goodwill, as is required by the Standard, and will report any adjustment as the cumulative effect of a change in accounting principle when completed, which is currently expected in the third quarter 2002.

7.                    Comprehensive Income (in millions):

Total comprehensive income was $19.3 and $18.3 for the three months ended March 31, 2002 and 2001, respectively. The difference between net income and comprehensive income relates primarily to cumulative translation adjustment.

HUBBELL INCORPORATED
Notes to Consolidated Financial Statements
March 31, 2002
(unaudited)

8.                    Subsequent Events

In March 2002, Hubbell entered into an agreement to acquire USI’s LCA Group, Inc. (“LCA”), the domestic lighting business of U.S. Industries, Inc. The transaction was completed on April 26, 2002. The purchase price for the acquisition was approximately $252.0 million in cash, including estimated fees and expenses, and is subject to adjustment based on a closing net worth calculation. LCA manufactures and distributes a wide range of outdoor and indoor lighting products to commercial, industrial and residential markets under various brand names, including Alera, Kim, Spaulding, Whiteway, Moldcast, Architectural Area Lighting, Columbia, Keystone, Prescolite, Dual-Lite and Progress. Hubbell financed the acquisition of LCA with available cash. The Company expects to permanently fund the acquisition through the issuance of $200 million of long-term notes, which is expected to be completed by May 15, 2002.

The following table summarizes the historical cost basis of the assets acquired and liabilities assumed at March 31, 2002. The Company is in the process of determining fair market valuations as of the April 26, 2002 acquisition date (in millions):

At March 31, 2002

Current Assets:

Accounts receivable, net	$77.2

Inventories, net	78.2

Other current assets	5.3

Total Current Assets	160.7

Property, plant and equipment, net	80.8

Other long-term assets	5.0

Total Assets Acquired	246.5

Current Liabilities:

Accounts payable	33.7

Other current liabilities	19.0

Total Current Liabilities	52.7

Other non-current liabilities	19.3

Total Liabilities Assumed	72.0

Net Assets Acquired	$174.5

Management believes that the combination of the LCA brand names acquired and Hubbell’s existing lighting brands will create leading market positions in many sub-segments of the domestic lighting fixtures industry, both in terms of product offering and market share. Further, the acquisition adds complimentary products to the Company’s current product offering with minimal overlap and is expected to enhance the ability of the Company to attract premium manufacturers’ representatives in key markets, which is the primary channel to market in the domestic lighting fixtures business.

The acquired businesses will be included in the Company’s results of operations beginning on the closing date of the transaction, which was April 26, 2002. The Company expects its lighting operations to generate annual sales in excess of $800 million due to the combination of LCA with the Company’s existing lighting operations.

HUBBELL INCORPORATED
Notes to Consolidated Financial Statements
March 31, 2002
(unaudited)

9.                    Industry Segments

The following table sets forth financial information by industry segment for the three months ended March 31 (in millions):

	Three Months Ended
	March 31

	2002	2001

Net Sales
Electrical	$193.1	$219.3

Power	80.4	88.0

Industrial Technology	28.2	36.8

Total	$301.7	$344.1

Operating Income
Electrical	$17.2	$20.3

Special and nonrecurring charge, net	(0.6)	—

Gain on sale of business	1.4	—

Power	7.2	7.7

Special and nonrecurring charge, net	(0.1)	—

Industrial Technology	1.2	1.9

Segment Total	26.3	29.9

Interest Expense	(2.2)	(5.3)

Investment and Other Income, Net	1.2	3.6

Income Before Income Taxes	$25.3	$28.2

HUBBELL INCORPORATED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2002

Results of Operations

First quarter results of operations reflect general economic weakness throughout the Company’s markets as compared with the first quarter of 2001. Lower levels of economic activity versus the prior year first quarter, particularly in the Company’s industrial, telecommunications and, to a lesser extent, commercial markets, has reduced the rate of incoming orders and, consequently, reported sales and profits.

Consolidated net sales for the first quarter of 2002 declined 12% versus the comparable period of the prior year. Adjusting for the late fourth quarter 2001 acquisition of MyTech Incorporated (“MyTech”) and first quarter 2002 acquisition of Hawke Cable Glands (“Hawke”), sales declined 13% in the quarter versus 2001. Operating income for the quarter fell 12% versus the 2001 first quarter. However, excluding the following effects, pro forma operating income year-to-date versus 2001 was down 20%:

•	Ongoing costs associated with the streamlining and cost reduction program which began in the fourth quarter of 2001

•	Favorable adjustment to the previously recorded gain on sale of Wavepacer DSL assets

•	Elimination of goodwill amortization in conjunction with the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”

On a net basis, these items added $2.8 million to consolidated pretax profit in the quarter, or $.04 per diluted share, of which the largest item was the change in accounting for goodwill.

The pro forma operating profit decline exceeded the sales decline primarily due to unabsorbed manufacturing costs and a larger proportion of lower margin products in the overall sales mix. Cost reduction actions, particularly those associated with the cost program, have been targeted at those operations affected by the slowdown. Capacity reduction and other cost reduction actions underway are expected to continue to minimize the margin decline by reducing the variable costs associated with lower sales and partially reducing fixed costs.

Segment Results

The following profit comparisons exclude the effects of the charge related to the capacity reduction plan, favorable DSL gain adjustment and impact of adoption of the provisions of SFAS No. 142.

Electrical Segment sales declined 12% in the first quarter 2002 versus the comparable period of 2001. The sales decline is attributable to lower orders of lighting and wiring products and a decline in orders from data/telecommunications customers affecting sales of premise wiring and the multiplexing products of Pulse Communications. Partially offsetting these declines were improved sales of commodity electrical “rough-in” products associated with increased market share and improved sales of harsh/hazardous electrical products, primarily resulting from the Hawke acquisition and higher energy related construction activity. Segment pro forma operating income fell 18% in the quarter. Volume declines of higher margin industrial application products and, to a lesser extent, unabsorbed manufacturing expenses, combined to reduce quarterly operating income in the Segment versus the first quarter of 2001.

HUBBELL INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2002
(continued)

Power Segment sales declined 9% in the 2002 first quarter versus 2001 as a result of overall lower order input levels, primarily from utility industry customers. Sales were favorably impacted in the quarter from storm-related activity in the Midwest, which generated increased stock shipments of connectors, pole line hardware and over voltage products. However, this activity was more than offset by lower orders due to weak economic conditions and the utility industry’s continued emphasis on investment in generating capacity as opposed to the Segment’s transmission and distribution products. Pro forma operating income in the quarter declined 16% primarily due to the lower sales and unabsorbed manufacturing expenses. Daily order activity in the Segment improved toward the end of the quarter. However, substantially higher levels of bookings are not expected for the balance of the year.

Industrial Technology Segment reported substantially lower sales and margins in the quarter with sales down 23% and pro forma operating income down 52%. These declines reflect the recessionary conditions that exist throughout the Segment’s markets including domestic steel and heavy industry and, on a worldwide basis, high voltage test and measurement markets. While market conditions are not forecast to recover until 2003, margin rates are expected to improve in the second half of the year as cost reduction actions are completed.

Special and Non-Recurring Charges

Full year operating results in 2001 reflect special and non-recurring charges of $56.3 million offset by a $3.3 million reduction of the special charge accrual established in 1997 ($35.5 million net of tax, or $0.60 per diluted share).

The 2001 streamlining and cost reduction program is comprised of a variety of individual programs and was primarily undertaken to reduce the productive capacity of the Company and realign employment levels to better match with lower actual and forecast rates of incoming business. In total, the plan is expected to require a cumulative charge to profit and loss of approximately $62 million. In addition to the 2001 charge of $56.3 million, expenses totaling approximately $6.0 million are expected to be charged against profit in 2002, as costs are incurred and specific actions are announced and implemented. Of the total expected 2002 charge amount, $0.7 million was recorded in the first quarter.

A breakdown of the major plans specified in the program and its attendant cost of $62 million is as follows:

•	Capacity reduction ($22.5 million), including facility rationalization and other capacity reduction actions

•	Workforce reductions ($12.1 million)

•	Outsourcing ($3.8 million)

•	Product line discontinuance costs ($13.0 million)

•	Other ($10.6 million)—primarily includes costs associated with environmental remediation actions associated with previously exited facilities in anticipation of their disposal and costs associated with uncompleted acquisitions.

HUBBELL INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2002
(continued)

The following table sets forth the original components and status of the streamlining and cost reduction program at March 31, 2002 (in millions):

	Employee	Asset	Exit
	Benefits	Disposals	Costs	Other	Total

Accrual balance at December 31, 2001	$7.9	$—	$1.8	$6.8	$16.5

Additional program costs	.5	—	.2	—	.7

Cash expenditures	(2.9)	—	(.2)	(.4)	(3.5)

Remaining Accrual	$5.5	$—	$1.8	$6.4	$13.7

Substantially all actions contemplated are scheduled for completion by December 31, 2002. Cash expenditures under the plan to date total approximately $8 million for severance and other costs of facility closings. Additional cash expenditures of $18 million are expected to be incurred, net of approximately $9 million in asset sale recoveries.

Selling and Administrative (S&A) Expenses

S&A expenses of $50.8 million were 16.8% of sales in the 2002 first quarter compared with $56.6 million, 16.4% of sales, in the 2001 first quarter. While S&A as a percentage of sales was up modestly year-over-year, the 2002 first quarter rate compares favorably with the 18.2% rate experienced in the 2001 fourth quarter. The decline from the 2001 fourth quarter is primarily due to the effects of S&A workforce reductions implemented in connection with the streamlining and cost reduction program.

Gain on Sale of Business

In April 2000, the Company completed the sale of its Wavepacer Digital Subscriber Line assets for a purchase price of $61.0 million. The Company recognized a gain on this sale of $36.2 million in 2000. At the time of sale, the Company retained a contractual obligation to supply product to the buyer at prices below manufacturing cost, resulting in an adverse commitment. Management revised the remaining adverse commitment accrual at March 31, 2002 to reflect lower order quantities and projected costs than previously estimated, which resulted in an additional gain of $1.4 million. Deliveries under this contract ended in April 2002, and although final order quantities are known, ongoing service and warranty costs continue to be estimated and reserved. Expenditures under the commitment are expected to conclude by the end of the 2002 third quarter.

Other Income/Expense

Investment income declined 62% in the 2002 first quarter versus the first quarter of 2001 due to lower average cash and investment balances and lower average interest rates. Similarly, year-over-year interest expense declined 58% due to lower average debt levels and lower average interest rates on the Company’s outstanding commercial paper.

HUBBELL INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2002
(continued)

Income Taxes

The Company’s effective tax rate in the first quarter 2002 was 23%, down from 25% in the 2001 first quarter, but consistent with the rate in the 2001 second and third quarters. The rate reduction versus the prior year is primarily a result of lower earnings being derived from domestic operations, which have comparatively higher tax rates.

Net Income and Earnings Per Share

Net income and diluted earnings per share declined in response to the decline in segment operating profit and the increase in special and non-recurring charges, offset by the elimination of amortization of goodwill in accordance with SFAS No. 142 and the favorable adjustment related to the previously recorded gain on sale of DSL assets.

LIQUIDITY AND CAPITAL RESOURCES

Management measures liquidity on the basis of the Company’s ability to meet operational funding needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. The Company’s working capital position at March 31, 2002 was $214.1 million, down from $224.4 million at December 31, 2001. Total borrowings at March 31, 2002 were $174.6 million, 23% of total shareholders equity, versus $167.5 million, also 23% of total shareholders’ equity, at December 31, 2001.

During the quarter, the Company utilized operating cash flow and commercial paper borrowings to purchase the shares of Hawke and pay the quarterly dividend to shareholders. Capital spending in the 2002 first quarter was below the spending levels reported in the 2001 first quarter due to management’s emphasis on asset optimization and redeployment, as opposed to new capital investment, in connection with the Company’s streamlining and cost reduction program and its lean manufacturing initiative.

In December 2000, the Company’s Board of Directors authorized the repurchase of $300 million of Class A and Class B shares. Through March 31, 2002 there have been no purchases under this authorization and none are anticipated in 2002.

Cash provided by operations in the 2002 first quarter was approximately $35 million versus $32 million in the 2001 first quarter. However, after adjusting the prior year for a non-recurring tax refund of approximately $8 million, the 2002 first quarter exceeded the prior year by $11 million or 48%, despite lower earnings. Strong cash generation will normally accompany a decline in business activity, as was experienced by the Company throughout 2001 and continuing into 2002. During the quarter management continued to focus on reducing inventory, which accounted for close to $15 million of the quarter’s operating cash flow. Cash outflows occurred related to the ongoing actions associated with the streamlining and cost reduction program.

HUBBELL INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2002
(continued)

Investing cash flow reflects the acquisition of Hawke. Financing cash flows reflect the impact of the increase in commercial paper borrowings and the payment of the quarterly dividend to shareholders. During the 2001 first quarter, financing cash flows included $9.9 million of funds spent to complete the 1997 share repurchase program.

In 2002, inventory reduction will continue to be a primary area of focus for management, contributing an estimated $30 million in operating cash flow. Strong internal cash generation together with currently available cash, available borrowing facilities, and an ability to access credit lines if needed, are expected to be more than sufficient to fund operations, the current rate of dividends, capital expenditures, and any increase in working capital that would be required to accommodate a higher level of business activity. The Company actively seeks to expand by acquisition as well as through the growth of its present businesses. While a significant acquisition may require additional borrowings, the Company believes it would be able to obtain financing based on its favorable historical earnings performance and strong financial position.

At March 31, 2002, consistent with December 31, 2001, the Company’s debt consisted of commercial paper and long-term notes. The non callable long-term notes are fixed until 2005 at $100 million and are only subject to accelerated payment prior to 2005 if the Company fails to meet certain non-financial covenants. Borrowings were also available from committed bank credit facilities up to $150 million, although these facilities were not used during the quarter. In April 2002 the Company issued an additional $250 million of commercial paper.

With respect to the LCA acquisition, management financed the $250 million purchase price, plus fees, with available cash. The Company expects to permanently fund the acquisition through the issuance of $200 million in long-term notes, which is expected to be completed by May 15, 2002.

Although not the principle source of liquidity for the Company, management believes these facilities are capable of providing significant financing flexibility at reasonable rates of interest. However, a significant deterioration in results of operations or cash flows, leading to deterioration in financial condition, could either increase the Company’s borrowing costs or altogether restrict the Company’s ability to sell commercial paper in the open market. Further, the bank credit facilities are dependent on the Company maintaining certain financial and non-financial covenants, which were met at March 31, 2002 and December 31, 2001. The Company has not entered into any other guarantees, commitments or obligations that could give rise to unexpected cash requirements.

HUBBELL INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2002
(continued)

Market Risks and Risk Management

In the operation of its business, the Company has market risk exposures to foreign currency exchange rates, raw material prices and interest rates. Each of these risks and the Company’s strategies to manage the exposure are consistent with the prior year in all material respects.

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

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued two Statements: SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustments to its cost. SFAS 141 superceded APB 16, Business Combinations. The most significant changes made by SFAS 141 are:

•	It requires use of the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method.

•	It provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill.

SFAS 141 was effective for all business combinations accounted for by the purchase method, completed after June 30, 2001.

SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). SFAS 142 superceded APB 17, Intangible Assets. The most significant changes made by SFAS 142 were:

•	Goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at the reporting unit level at least annually.

•	The amortization period of intangible assets with finite lives is no longer limited to forty years.

HUBBELL INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2002
(continued)

Upon adoption of SFAS 142 on January 1, 2002, the Company stopped recording goodwill amortization expense, which in the 2001 first quarter totaled $2.1 million pre-tax. In addition, the Company is in the process of performing the initial impairment tests of the recorded value of goodwill, as is required by the Standard, and will report any adjustment as a cumulative effect of a change in accounting principle when completed, which is currently expected in the third quarter 2002.

In November 2001, FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”. SFAS 143 establishes accounting standards for the recognition and measurement of asset retirement obligations associated with the retirement of tangible long-lived assets that have indeterminate lives. SFAS 143 will be effective for the Company January 1, 2003. However, it is not expected to have a material effect on financial position, results of operations or cash flows.

In October 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement provides guidance on the accounting for the impairment or disposal of long-lived assets and also specifies a revised definition for what constitutes a discontinued operation, as previously defined in APB 30, Discontinued Operations. SFAS 144 is effective for the Company on January 1, 2002 and, generally, its provisions are to be applied prospectively. This pronouncement is not expected to have any material effect on financial position, results of operations or cash flows of the Company.

Forward-Looking Statements

Certain statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking and are based on the Company’s reasonable current expectations. These forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “should”, “plan”, “estimated”, “potential”, “pending,” “target”, “goals”, and “scheduled”, among others. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in the specified statements. Such factors include, but are not limited to: projection of cost savings, net cash expenditures and timing of actions in connection with the streamlining and cost reduction program, expected levels of operating cash flow and inventory reduction amounts in 2002, anticipated expenditures in connection with share repurchases, the expected method of permanent financing and projected lighting fixture revenues in connection with the acquisition of LCA, expected timing of completion and recording of the transition provisions of SFAS 142, timing of resolution of all post-closing costs associated with the DSL sale, expected levels of incoming order activity in the Power Segment and improvements in margin rates in the Industrial Technology Segment.

HUBBELL INCORPORATED

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

EXHIBITS

Number	Description

None

REPORTS ON FORM 8-K

There was one report on Form 8-K filed on March 20, 2002 for the three months ended March 31, 2002 announcing that the Company had signed an agreement to acquire USI’s LCA Group, Inc., the domestic lighting business of U.S. Industries, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBBELL INCORPORATED

Dated: May 13, 2002	-s- William T. Tolley William T. Tolley Senior Vice President and Chief Financial Officer