Form 10-Q
period 2002-06-30
HUBBELL INC
filed 2002-08-12
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

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

Yes	No

The number of shares of registrant’s classes of common stock outstanding as of August 7, 2002 were:

Class A ($.01 par value)	9,671,623

Class B ($.01 par value)	49,402,331

INDEX

HUBBELL INCORPORATED

		Page

Part I	Financial Information

Item 1.	Financial Statements – (unaudited)

	Consolidated Statements of Income – Three months ended June 30, 2002 and 2001, Six months ended June 30, 2002 and 2001.	3

	Consolidated Balance Sheets – June 30, 2002 and December 31, 2001	4

	Consolidated Statements of Cash Flows – Six months ended June 30, 2002 and 2001.	5

	Notes to Consolidated Financial Statements – June 30, 2002.	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-17

Part II	Other Information

Item 1.	Legal Proceedings	N/A

Item 2.	Changes In Securities and Use of Proceeds	N/A

Item 3.	Defaults upon Senior Securities	N/A

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	N/A

Item 6.	Exhibits and Reports on Form 8-K	19

Signatures		20

HUBBELL INCORPORATED

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Net Sales	$414.1	$341.2	$715.8	$685.3

Cost of goods sold	308.0	256.3	533.3	513.9

Gross Profit	106.1	84.9	182.5	171.4

Special charge, net	1.0	—	1.7	—

Selling & administrative expenses	69.3	56.4	120.1	113.0

(Gain) on sale of business	—	—	(1.4)	—

Operating Income	35.8	28.5	62.1	58.4

Other Income (Expense):

Investment income	1.3	3.1	2.6	6.5

Interest expense	(4.3)	(4.2)	(6.5)	(9.5)

Other income (expense), net	.7	.1	.6	.4

Total Other Income (Expense)	(2.3)	(1.0)	(3.3)	(2.6)

Income Before Income Taxes	33.5	27.5	58.8	55.8

Provision for income taxes	2.7	5.7	8.5	12.8

Net Income	$30.8	$21.8	$50.3	$43.0

Earnings Per Share – basic	$0.52	$0.37	$0.85	$0.73

Earnings Per Share – diluted	$0.51	$0.37	$0.84	$0.73

Cash Dividends Per Common Share	$0.33	$0.33	$0.66	$0.66

Average number of shares outstanding – diluted	59.9	58.7	59.7	58.7

See notes to consolidated financial statements.

HUBBELL INCORPORATED

Consolidated Balance Sheets
(in millions)

	(unaudited)
	June 30, 2002	December 31, 2001

ASSETS

Current Assets:

Cash and temporary cash investments	$32.6	$33.4

Short-term investments	70.0	43.1

Accounts receivable (net)	271.6	163.4

Inventories	291.4	242.6

Deferred taxes and other	30.5	25.8

Total Current Assets	696.1	508.3

Property, plant and equipment (net)	345.4	264.2

Other Assets:

Investments	75.3	92.5

Goodwill	336.1	267.9

Intangible assets and other	96.7	72.5

	$1,549.6	$1,205.4

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Commercial paper and notes	$117.3	$67.7

Accounts payable	98.3	55.5

Accrued salaries, wages and employee benefits	33.7	27.8

Accrued income taxes	25.6	43.7

Dividends payable	19.5	19.4

Other accrued liabilities	85.4	69.8

Total Current Liabilities	379.8	283.9

Long-Term Debt	298.5	99.8

Other Non-Current Liabilities	115.2	85.2

Shareholders’ Equity	756.1	736.5

	$1,549.6	$1,205.4

See notes to consolidated financial statements.

HUBBELL INCORPORATED

Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Six Months Ended
	June 30

	2002	2001

Cash Flows From Operating Activities

Net income	$50.3	$43.0

Adjustments to reconcile net income to net cash provided by operating activities:

Gain on sale of business	(1.4)	—

Depreciation and amortization	25.9	28.9

Deferred income taxes	—	.1

Special charges	1.7	—

Expenditures – streamlining and special charges	(7.9)	(1.9)

Changes in assets and liabilities, net of business acquisitions:

(Increase)/Decrease in accounts receivable	(19.9)	(1.6)

(Increase)/Decrease in inventories	34.3	9.1

(Increase)/Decrease in other current assets	(2.7)	10.2

Increase/(Decrease) in current operating liabilities	(9.6)	(13.8)

(Increase)/Decrease in other, net	—	3.2

Net cash provided by operating activities	70.7	77.2

Cash Flows From Investing Activities

Acquisition of businesses, net of cash acquired	(268.5)	—

Additions to property, plant and equipment	(10.7)	(15.0)

Purchases of investments	(30.3)	(2.4)

Repayments and sales of investments	20.6	15.7

Other, net	.2	.6

Net cash used by investing activities	(288.7)	(1.1)

Cash Flows From Financing Activities

Payment of dividends	(38.8)	(38.8)

Commercial paper and notes – borrowings (repayments)	248.3	(89.6)

Exercise of stock options	7.7	1.5

Acquisition of treasury shares	—	(9.9)

Net cash provided by (used in) financing activities	217.2	(136.8)

Decrease in cash and temporary cash investments	(0.8)	(60.7)

Cash and Temporary Cash Investments

Beginning of period	33.4	74.8

End of period	$32.6	$14.1

See notes to consolidated financial statements.

HUBBELL INCORPORATED
Notes to Consolidated Financial Statements
June 30, 2002
(unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Hubbell Incorporated (“Hubbell” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2001.

2.	Inventories are classified as follows (in millions):

	June 30,	December 31,
	2002	2001

Raw Material	$93.1	$77.1

Work-in-Process	80.7	68.4

Finished Goods	160.8	140.3

	334.6	285.8

Excess of current costs over LIFO basis	43.2	43.2

	$291.4	$242.6

3.	Business Combinations

Acquisitions

In March 2002, Hubbell entered into an agreement to acquire the LCA Group, Inc. (“LCA”), the domestic lighting business of U.S. Industries, Inc. The transaction was completed on April 26, 2002. The purchase price for the acquisition was approximately $234.0 million in cash, including fees and expenses. This amount is net of a $10 million payment received by Hubbell in the second quarter representing an initial net worth purchase price adjustment and an additional $8.4 million final payment expected in the third quarter. Determination of the final purchase price is subject to completion of the closing net worth calculation which is expected by the end of the 2002 third quarter.

LCA manufactures and distributes a wide range of outdoor and indoor lighting products to commercial, industrial and residential markets under various brand names, including Alera, Kim, Spaulding, Whiteway, Moldcast, Architectural Area Lighting, Columbia, Keystone, Prescolite, Dual-Lite and Progress. Hubbell financed the acquisition of LCA with available cash and through the issuance of $200.0 million of long-term notes in May, 2002 (See Note 6).

The following table summarizes the preliminary allocation of the assets acquired and liabilities assumed at April 26, 2002 using preliminary determinations of fair market valuations (in millions):

At April 26, 2002
Current Assets:

Cash	$.3

Accounts receivable, net	78.0

Inventories, net	81.6

Other current assets	2.1

Total Current Assets	162.0

Property, plant and equipment, net	94.8

Intangible assets	20.7

Other long-term assets	4.5

Total Assets Acquired	282.0

Current Liabilities:

Accounts payable	36.2

Other current liabilities	22.1

Total Current Liabilities	58.3

Other non-current liabilities	32.2

Total Liabilities Assumed	90.5

Net Assets Acquired	$191.5

At June 30, 2002, goodwill related to the acquisition amounted to $42.5 million, representing the difference between the preliminary purchase price of $234.0 million and the net assets acquired of $191.5 million. In total, $63.2 million of the total preliminary purchase price has been allocated to goodwill and identifiable intangible assets deemed to have indefinite lives (primarily trademarks/trade names). Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, which is expected to be deductible for federal tax purposes. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”) is effective for all business combinations that are completed after June 30, 2001. SFAS 142 requires a non-amortization, impairment only approach to accounting for goodwill and indefinite lived intangibles.

As indicated, the recorded allocation of purchase price and determination of goodwill related to the LCA acquisition at June 30, 2002 is preliminary. In addition to potential changes to fair market valuations, the allocation of purchase price is subject to the finalization of plans related to the cost of facility rationalization and organizational realignment of the Company’s combined lighting businesses.

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the acquisition of LCA had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisition and includes adjustments to interest expense and other costs associated with the combination. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Net Sales	$452.8	$486.8	$884.5	$976.5

Pre-tax income	34.3	31.5	62.9	64.8

Net Income	$31.4	$25.0	$53.4	$49.9

Earnings Per Share – Diluted	$0.52	$0.42	$0.89	$0.85

Management believes that the combination of the LCA brand names acquired and Hubbell’s existing lighting brands will create leading market positions in many sub-segments of the domestic lighting fixtures industry, both in terms of product offering and market share. Further, the acquisition adds complementary products to the Company’s current product offering and is expected to enhance the ability of the Company to attract premium manufacturers’ representatives in key markets, which is the primary channel to market in the domestic lighting fixtures business. The acquired businesses are included in the Company’s Electrical Segment beginning on the acquisition date of April 26, 2002. The Company expects its lighting operations to generate annual sales in excess of $800 million due to the combination of LCA with the Company’s existing lighting operations.

In March 2002, the Company completed the purchase of the common stock of Hawke Cable Glands Limited (“Hawke”) for $26.4 million in cash, including fees and expenses and net of cash acquired. Based in the United Kingdom, Hawke is a leading supplier of products used in harsh and hazardous locations worldwide including brass cable glands and cable connectors, cable transition devices, utility transformer breathers, stainless steel and nonmetallic enclosures and field bus connectivity components. Hawke complements the product offering of the Company’s Killark brand electrical components and is included in the Electrical Segment. Hawke is expected to add approximately $18-20 million in net sales annually. The Company is in the process of obtaining valuations of certain intangible assets and adjusting the historical cost basis of assets and liabilities to fair value. As a result, the allocation of the purchase price may change.

Dispositions

In April 2000, the Company completed the sale of its WavePacer Digital Subscriber Line assets, part of Pulse Communications, Inc., for a sales price of $61.0 million. The transaction produced a gain on sale of $36.2 million in 2000. At the time of sale, the Company retained a contractual obligation to supply product to the buyer at prices below manufacturing cost, resulting in an adverse commitment. Management revised the remaining adverse commitment accrual at March 31, 2002 to reflect lower order quantities and projected costs than previously estimated, which resulted in an additional gain of $1.4 million. Deliveries under this contract ended in April 2002, and although final order quantities are known, ongoing service and warranty costs continue to be estimated and reserved. Expenditures under the commitment are expected to conclude by the end of the third quarter of 2002.

4.	Goodwill and Other Intangible Assets/Earnings Per Share

The following table sets forth a reconciliation of Net Income and Earnings Per Share for the three and six months ended June 30, 2002, indicating the impact of adopting the provisions of SFAS 142, on January 1, 2002 (in millions except per share data).

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Reported net income	$30.8	$21.8	$50.3	$43.0

Add back: Goodwill amortization	—	1.6	—	3.2

Adjusted net income	$30.8	$23.4	$50.3	$46.2

Weighted average number of common shares outstanding during the period	59.0	58.4	59.0	58.4

Potential dilutive shares	0.9	0.3	0.7	0.3

Average number of shares outstanding – diluted	59.9	58.7	59.7	58.7

Basic earnings per share:

Reported net income	$0.52	$0.37	$0.85	$0.73

Goodwill amortization	—	0.03	—	0.06

Adjusted net income	$0.52	$0.40	$0.85	$0.79

Diluted earnings per share:

Reported net income	$0.51	$0.37	$0.84	$0.73

Goodwill amortization	—	0.03	—	0.06

Adjusted net income	$0.51	$0.40	$0.84	$0.79

Upon adoption of SFAS 142 on January 1, 2002, the Company stopped recording goodwill amortization, which in the second quarter and six months ended June 30, 2001, respectively, totaled $1.6 million and $3.2 million, after tax. During the 2002 second quarter, the Company completed the initial impairment tests of the recorded value of goodwill, as is required by the Standard. As a result of this process, the Company identified one reporting unit in the Industrial Technology Segment with a book value, including goodwill, which exceeded its fair market value. As a result, further procedures as prescribed under SFAS 142 are being performed to identify the amount of impairment, which is estimated to be in the range of $20-25 million, net of tax. The adjustment will be reported as the cumulative effect of a change in accounting principle retroactive to the 2002 first quarter. This review is expected to be completed in the third quarter of 2002.

Changes in the carrying amount of goodwill for the three and six months ended June 30, 2002, by Segment, were as follows:

	Segment

			Industrial
	Electrical	Power	Technology	Total

Balance December 31, 2001	$88.2	$112.7	$67.0	$267.9

First Quarter Additions to Goodwill	24.2	—	—	24.2

Translation Adjustments	(0.3)	—	—	(0.3)

Balance March 31, 2002	112.1	112.7	67.0	291.8

Second Quarter Additions to Goodwill	43.4	—	—	43.4

Translation Adjustments	0.9	—	—	0.9

Balance June 30, 2002	$156.4	$112.7	$67.0	$336.1

The first quarter addition to goodwill relates to the acquisition of Hawke. The second quarter addition relates primarily to LCA and also includes $0.9 million of Hawke acquisition fees and expenses (See Note 3).

As of June 30, 2002, the Company has $2.0 million of intangible assets, net of accumulated amortization, which are being amortized.

5.	Tax Settlement

In June 2002, the Company settled a fully reserved tax audit issue with the Internal Revenue Service (“IRS”) resulting in a cash payment of $15.7 million and the recording of $5.0 million of tax benefit income as a result of being reserved at an amount in excess of the agreed settlement. The settlement also contemplates a final cash payment of approximately $2 million in the 2002 third quarter.

6.	Long-Term Debt

During the 2002 second quarter, the Company completed the sale of $200.0 million of long-term, senior, unsecured notes maturing in 2012 and bearing interest at the rate of 6.375%. The proceeds from the note issuance were used to fund the acquisition of LCA (see Note 3). In connection with the issuance of the notes, the Company entered into a forward interest rate lock to hedge its exposure to fluctuations in treasury rates, which resulted in a loss of approximately $1.3 million during the quarter. This amount has been recorded in other comprehensive income and will be amortized over the life of the notes.

7.	Shareholders’ Equity comprises (in millions):

	June 30,	December 31,
	2002	2001

Common Stock, $.01 par value:

Class A-authorized 50,000,000 shares, outstanding 9,671,623 and 9,671,623 shares	$.1	$.1

Class B-authorized 150,000,000 shares outstanding 49,402,398 and 49,047,515 shares	.5	.5

Additional paid-in-capital	214.3	206.9

Retained earnings	559.7	548.3

Cumulative translation adjustment	(17.3)	(19.3)

Cash flow hedge loss	(1.3)	—

Unrealized gain (loss) on investments	.1	—

	$756.1	$736.5

8.	Special and Non-Recurring Charges

Operating results in the second half of 2001 reflect special and non-recurring charges of $56.3 million offset by a $3.3 million reduction in the special charge accrual established in 1997 ($35.5 million net of tax, or $0.60 per diluted share).

The 2001 streamlining and cost reduction program is comprised of a variety of individual programs and was primarily undertaken to reduce the productive capacity of the Company and realign employment levels to better match with lower actual and forecast rates of incoming business. In total, the plan is expected to require a cumulative charge to profit and loss of approximately $62.0 million. In addition to the 2001 charge of $56.3 million, expenses totaling approximately $5–6 million are expected to be charged against profit in 2002, as costs are incurred and specific actions are announced and implemented. Of the total amount expected to be incurred as a 2002 charge, $1.0 and $1.7 million were recorded in the second quarter and six months, respectively, primarily related to planned severance and facility relocation costs.

The following table sets forth the components and status of the streamlining and cost reduction program at June 30, 2002 (in millions):

	Employee	Exit
	Benefits	Costs	Other	Total

Accrual balance at December 31, 2001	$7.9	$1.8	$6.8	$16.5

Additional program costs	0.7	1.0	—	1.7

Cash expenditures	(5.6)	(1.9)	(0.4)	(7.9)

Remaining Accrual	$3.0	$0.9	$6.4	$10.3

Substantially all actions contemplated are scheduled for completion by December 31, 2002. Cash expenditures under the plan through June 30, 2002 total approximately $11 million for severance and other costs of facility closings. Including the remaining amounts to be charged against earnings in 2002, future cash expenditures of $15 million are expected to be incurred. In addition, cash proceeds of approximately $10 million related to asset sales are also expected.

9.	Comprehensive Income:

Total comprehensive income and its components are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Net income	$30.8	$21.8	$50.3	$43.0

Foreign currency translation adjustments	2.3	0.8	2.0	(2.0)

Unrealized gain (loss) on investments	—	—	0.1	—

Cash flow hedge loss	(1.3)	—	(1.3)	—

Comprehensive income	$31.8	$22.6	$51.1	$41.0

10.	Industry Segments

The following table sets forth financial information by industry segment for the three and six months ended June 30, (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Net Sales

Electrical	$300.0	$215.2	$493.1	$434.5

Power	84.2	89.1	164.6	177.1

Industrial Technology	29.9	36.9	58.1	73.7

Total	$414.1	$341.2	$715.8	$685.3

Operating Income

Electrical	$29.5	$20.1	$46.7	$40.4

Special charge	(0.2)	—	(0.8)	—

Gain on sale of business	—	—	1.4	—

Power	9.0	6.2	16.2	13.9

Special charge	(0.5)	—	(0.6)	—

Industrial Technology	(1.7)	2.2	(0.5)	4.1

Special charge	(0.3)	—	(0.3)	—

Segment Total	35.8	28.5	62.1	58.4

Interest Expense	(4.3)	(4.2)	(6.5)	(9.5)

Investment and other income, net	2.0	3.2	3.2	6.9

Income Before Income Taxes	$33.5	$27.5	$58.8	$55.8

HUBBELL INCORPORATED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2002

Results of Operations

Results of operations for the 2002 second quarter and six months reflect overall economic weakness in the Company’s markets versus the comparable periods of the prior year. Despite slightly stronger second quarter industrial markets as compared with the 2002 first quarter, continued weakness in commercial, telecommunications, and utility markets and process industries such as steel and petrochemicals, continued to negatively impact incoming order rates and sales and profits in the quarter and for the six months ended June 30, 2002 versus comparable periods of 2001.

Second quarter and six month results of operations include the results of two acquisitions completed during the year. In April, the Company completed the cash acquisition of LCA. LCA manufactures and distributes outdoor and indoor lighting products to commercial, industrial and residential markets. The net cash paid through June 30, 2002 was $242.4 million including fees and expenses. Also, in March, the Company acquired Hawke based in the U.K. for $26.4 million. Hawke manufactures primarily cable glands and connectors and other connectivity components used in harsh and hazardous locations worldwide. Both businesses have been included in the Electrical Segment from the date of acquisition.

Including the newly acquired businesses, consolidated net sales for the second quarter and six months of 2002 increased 21.4% and 4.4%, versus the comparable periods of the prior year. Adjusting for acquisitions, sales declined 9% in the quarter and 11.2% year-to-date versus 2001. Operating income for the quarter increased 25.6% in the 2002 second quarter and 6.3% year-to-date resulting primarily from the acquisitions. However, excluding the impact of acquisitions and the following effects, pro forma operating income for the quarter was down 13.7% and for the six months was lower by 17.3% versus 2001:

•	Ongoing costs associated with the streamlining and cost reduction program recorded in the fourth quarter of 2001 which amounted to $1.0 million in the 2002 second quarter and $1.7 million year-to-date

•	Elimination of goodwill amortization in conjunction with the Company’s adoption of SFAS 142, “Goodwill and Other Intangible Assets”, which in the 2001 second quarter and six-months was $2.1 million and $4.2 million (pre-tax), respectively

•	On a year-to-date basis, favorable adjustment to the previously recorded gain on sale of Wavepacer DSL assets of $1.4 million

Pro forma operating margins were slightly lower in the second quarter and year-to-date versus comparable periods of the prior year due primarily to a larger proportion of lower margin products in the overall sales mix. Operating margins including acquisitions and the effects noted above improved modestly for the quarter and six month period of 2002 versus 2001, as the additions of Hawke and LCA were immediately accretive to the Company’s margins.

Net Income and Earnings Per Share

Net income and diluted earnings per share improved in the second quarter and year-to-date versus the comparable periods of 2001 as a result of contributions from acquisitions. In addition, 2002 second quarter net income and earnings per share includes a tax benefit of $5.0 million, or $0.08 per share – diluted, related to the second quarter settlement of an IRS tax issue which had been reserved at an amount in excess of the agreed settlement. Net income in the quarter and year-to-date also benefited from the elimination of amortization of goodwill in accordance with SFAS 142 and the 2002 first quarter favorable adjustment related to the previously recorded gain on sale of DSL assets. Offsetting these amounts were expenses associated with special and non-recurring charges of $1.0 million and $1.7 million in the 2002 second quarter and six-months, respectively.

Segment Results

The following profit comparisons exclude the effects of the charge related to the streamlining and cost reduction program, favorable DSL gain adjustment and impact of adoption of the provisions of SFAS 142.

Electrical Segment sales increased 39.4% for the quarter and 13.5% year-to-date in 2002 versus the comparable periods of 2001, due to the impact of acquisitions. Excluding acquisitions, net sales declined 8.8% in the quarter and 11.2% year-to-date attributable to lower orders of lighting and wiring products and a decline in orders from data/telecommunications customers affecting sales of premise wiring and multiplexing products. A portion of the decline in lighting orders resulted from uncertainty among the business’ sales agents over the impact of the LCA acquisition, resulting in orders being partially redirected to the acquired businesses. Partially offsetting these declines were improved sales of “rough-in” electrical products associated with an increase in market share. Despite volume declines of higher margin industrial application products, comparable quarterly operating margins in the Segment were flat at 9.7% in the quarter and down slightly year-to-date from 9.6% to 9.4%. This margin stabilization is primarily attributed to improved performance in electrical products, a reduction in operating costs and improved efficiencies realized from completing actions associated with the streamlining and cost reduction program.

Power Segment sales declined 5.5% in the 2002 second quarter and 7.1% for the first six months of 2002 versus 2001 as a result of overall lower order input levels, primarily from utility industry customers. Sales were favorably impacted in the six-month period by storm-related activity in the Midwest, which generated increased stock shipments of connectors, pole line hardware and over voltage products in the 2002 first quarter. However, this activity was more than offset year-to-date by lower order input levels resulting from the utility industry’s continued postponement of infrastructure maintenance and capital project spending due to weak economic conditions and the uncertainty created in utility markets by the turmoil in energy trading. Despite the decline in sales, pro forma operating income in the 2002 second quarter and first six-months improved 28.6% and 4.5%, respectively, versus the comparable periods of 2001. Operating margins rose to approximately 11% in the second quarter compared to 7% in the second quarter of 2001. For the six months, operating margins improved by two percentage points over the comparable period in the prior year. These improvements reflect cost containment actions and efficiencies and cost savings associated with the streamlining and cost reduction program.

Industrial Technology Segment reported substantially lower sales and margins in the quarter with sales down 14% in the 2002 second quarter and 17.4% year-to-date versus 2001. These declines reflect ongoing recessionary conditions that exist throughout the segment’s markets including domestic steel and heavy industry and, on a worldwide basis, high voltage test and measurement markets. Operating losses were a result of sales slipping below break-even in high voltage test and measurement, as well as inventory write-downs of $2.3 million associated with excess stocks due to declining demand forecasts and unrecoverable valuations.

Special and Non-Recurring Charges

Operating results in the second half of 2001 reflect special and non-recurring charges of $56.3 million offset by a $3.3 million reduction of the special charge accrual established in 1997 ($35.5 million net of tax, or $0.60 per diluted share).

The 2001 streamlining and cost reduction program is comprised of a variety of individual programs and was primarily undertaken to reduce the productive capacity of the Company and realign employment levels to better match with lower actual and forecast rates of incoming business. In total, the plan is expected to require a cumulative charge to profit and loss of approximately $62 million. In addition to the 2001 charge of $56.3 million, expenses totaling approximately $5-6 million are expected to be charged against profit in 2002, as costs are incurred and specific actions are announced and implemented. Of the total expected 2002 charge amount, $1.0 million and $1.7 million were recorded in the 2002 second quarter and year-to-date periods, respectively, primarily related to planned severance and facility relocation costs incurred.

A breakdown of the major plans specified in the program and its attendant cost of approximately $62 million is as follows:

•	Capacity reduction ($22.5 million), including facility rationalization and other capacity reduction actions

•	Workforce reductions ($12.1 million)

•	Outsourcing ($3.8 million)

•	Product line discontinuance costs ($13.0 million)

•	Other ($10.6 million)—primarily includes costs associated with environmental remediation actions associated with previously exited facilities in anticipation of their disposal and costs associated with uncompleted acquisitions.

The following table sets forth the components and status of the streamlining and cost reduction program at June 30, 2002 (in millions):

	Employee	Exit
	Benefits	Costs	Other	Total

Accrual balance at December 31, 2001	$7.9	$1.8	$6.8	$16.5

Additional program costs	0.7	1.0	—	1.7

Cash expenditures	(5.6)	(1.9)	(0.4)	(7.9)

Remaining Accrual	$3.0	$0.9	$6.4	$10.3

Substantially all actions contemplated are scheduled for completion by December 31, 2002. Cash expenditures under the plan through June 30, 2002 total approximately $11 million for severance and other costs of facility closings. Including the remaining amounts to be charged against earnings in 2002, future cash expenditures of $15 million are expected to be incurred. In addition, cash proceeds of approximately $10 million related to asset sales are expected.

Gross Margins

Gross margins in the second quarter of 2002 were 25.6% versus 24.9% in the 2001 second quarter. For the six months of 2002, gross margins were 25.5% compared to 25.0% in the prior year first half. The increase in gross margin in 2002 versus 2001 reflects improved efficiencies resulting from facility consolidation and lower operating costs, primarily as a result of completing actions associated with the 2001 streamlining and cost reduction program in the Power and Electrical Segments.

Selling and Administrative (S&A) Expenses

S&A expenses as a percentage of net sales were 16.8% in the 2002 second quarter and first six months compared with 16.5% in the 2001 comparable periods. S&A percentages of the recently acquired businesses closely matched those of the Company’s businesses. While S&A as a percentage of sales was up modestly year-over-year, the 2002 percentages reflect continued declines in pre-acquisition sales levels in each segment and compare favorably with the 17.4% rate experienced in the second half of 2001. The decline from the 2001 second half is primarily due to the effects of S&A workforce reductions implemented in connection with the streamlining and cost reduction program. The Company expects S&A as a percentage of sales to continue to decline as a result of fully implementing the 2001 streamlining actions and from limiting expenditures for S&A at acquired companies to a rate below the current quarter and year-to-date percentages of spending due primarily to economies of scale with the recently acquired lighting operations.

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

Other Income/Expense

Investment income declined approximately 60% in the 2002 second quarter and year-to-date versus the comparable periods of 2001 due to lower average cash and investment balances and lower average interest rates. Similarly, for the year-to-date period, interest expense declined 32% due to lower average debt levels and lower average interest rates on the Company’s outstanding commercial paper. However, despite lower average interest rates in the 2002 second quarter versus the 2001 second quarter, interest expense for the quarter increased 4% due to higher average long-term debt levels associated with financing the acquisition of LCA.

Income Taxes

The Company’s effective tax rate in the second quarter dropped to 8.1% versus a 21% effective tax rate reported in the 2001 second quarter. The 2002 second quarter rate reflects the impact of a $5.0 million tax benefit recorded in connection with settlement of a fully reserved tax issue with the IRS. The 2001 second quarter effective tax rate of 21% reflects an adjustment made in the prior year to lower the year-to-date rate to 23% from a 25% effective rate which had been recorded in the 2001 first quarter. As a result of the tax settlement, the 2002 year-to-date effective tax rate was 14.5%. Excluding this benefit, the effective tax rate was 23%, comparable to the rate used in the first six months of 2001. The Company expects to resume use of a 23% effective tax rate in the third quarter and for the remainder of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Management measures liquidity on the basis of the Company’s ability to meet operational funding needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. During 2002, the acquisitions of LCA and Hawke were completed which resulted in significant changes in the capital structure of the Company. Through June 30, 2002, these acquisitions have resulted in payments totaling approximately $269 million. In connection with LCA acquisition, in May 2002 the Company completed the issuance of $200 million in senior, unsecured notes maturing in 2012 and bearing interest at the rate of 6.375%. The remaining acquisition costs were funded with cash from operations and available cash. As a result of these events, total borrowings at June 30, 2002 were $415.8 million, 55% of total shareholders’ equity, versus $167.5 million, 23% of total shareholders’ equity, at December 31, 2001.

Also during the quarter, the Company utilized operating cash flow to pay the quarterly dividend to shareholders. Capital spending in the 2002 second quarter and first six months was below the spending levels reported in the comparable 2001 periods due to management’s emphasis on asset optimization and redeployment, as opposed to new capital investment, in connection with the Company’s streamlining and cost reduction program and its lean manufacturing initiative.

In total at June 30, 2002, the Company’s debt consisted of commercial paper of $117.3 million and long-term notes of $298.5 million. Both series of long-term notes constitute fixed term, non callable indebtedness, with amounts of $100 million and $200 million being due in 2005 and 2012, respectively. The notes are only subject to accelerated payment prior to expiration if the Company fails to meet certain non-financial covenants, all of which were met at June 30, 2002 and December 31, 2001. Borrowings were also available from committed bank credit facilities up to $150 million, although these facilities were not used during the first six months of 2002. In April 2002 the Company issued an additional $250 million of commercial paper which was partially repaid with proceeds received from the sale of the $200 million in senior notes. In July, 2002, the Company terminated its existing credit facility and replaced it with a new, three year $200 million credit facility. Similar to the existing facility, this agreement will support the Company’s commercial paper program. Borrowings under credit agreements generally are available at the prime rate or at a surcharge over the London Interbank Offered Rate (LIBOR). Annual commitment fee requirements to support availability of credit total approximately $0.2 million.

Although not the principal source of liquidity for the Company, management believes its credit facilities are capable of providing significant financing flexibility at reasonable rates of interest. However, a significant deterioration in results of operations or cash flows, leading to deterioration in financial condition, could either increase the Company’s borrowing costs or altogether restrict the Company’s ability to sell commercial paper in the open market. Further, the bank credit facilities are dependent on the Company maintaining certain financial and non-financial covenants, which were met at June 30, 2002 and December 31, 2001. The Company has not entered into any other guarantees, commitments or obligations that could give rise to unexpected cash requirements.

In December 2000, the Company’s Board of Directors authorized the repurchase of $300 million of Class A and Class B shares. Through June 30, 2002, there have been no purchases under this authorization.

Cash provided by operations in the first six months of 2002 was approximately $71 million versus $77 million in the 2001 first half. However, after adjusting the prior year for a non-recurring tax refund of approximately $9 million and the current year for a tax settlement payment of $15.7 million, the 2002 first half operating cash flow exceeded the prior year by approximately $19 million or 27%. During the quarter management continued to focus on reducing inventory, which year-to-date accounted for over $30 million of year-to-date operating cash flow. Cash outflows occurred related to the ongoing actions associated with the streamlining and cost reduction program and an increase in accounts receivable in connection with higher sales.

Investing cash flow primarily reflects the acquisitions of LCA and Hawke. Financing cash flows reflect the impact of the increase in commercial paper and senior note borrowings, offset by the payment of the quarterly dividend to shareholders. During the 2001 first half, financing cash flows included $9.9 million of funds spent to complete the 1997 share repurchase program.

Inventory reduction continues to be a primary area of focus for management and is expected to contribute an estimated $30- 40 million in operating cash flow for the year. Strong internal cash generation together with currently available cash, available borrowing facilities, and an ability to access credit lines if needed, are expected to be more than sufficient to fund operations, the current rate of dividends, capital expenditures, and any increase in working capital that would be required to accommodate a higher level of business activity. The Company actively seeks to expand by acquisition as well as through the growth of its present businesses. While a significant acquisition may require additional borrowings, the Company believes it would be able to obtain financing based on its favorable historical earnings performance and strong financial position.

Market Risks and Risk Management

In the operation of its business, the Company has market risk exposures to foreign currency exchange rates, raw material prices and supply and interest rates. Each of these risks and the Company’s strategies to manage the exposure are consistent with the prior year in all material respects.

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

Critical Accounting Policies

A summary of the Company’s significant accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2001. In addition, management considers the accounting policy for inventory valuation below to be a significant accounting policy. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company’s operating results and financial condition.

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include inventory valuation, credit and collections, employee benefits costs and income taxes. Management uses historical experience and all available information to make these judgments and estimates and actual results will inevitably differ from those estimates and assumptions that are used to prepare the Company’s financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis and the financial statements and footnotes provide a meaningful and fair perspective of the Company.

Inventory Valuation

The Company periodically evaluates the carrying value of its inventories to ensure they are carried at the lower of cost or market. Such evaluation is based on management’s judgment and use of estimates, including sales forecasts, gross margins for particular product groupings, planned dispositions of product lines and overall industry trends.

Recently Issued Accounting Standards

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

Upon adoption of SFAS 142 on January 1, 2002, the Company stopped recording goodwill amortization expense, which in the 2001 second quarter and six months totaled $2.1 million and $4.2 million pre-tax, respectively. During the 2002 second quarter, the Company completed the initial impairment test of the recorded value of goodwill, as is required by the Standard. As a result of this process, the Company identified one reporting unit within the Industrial Technology Segment with a book value, including goodwill, which exceeded its fair market value. As a result, further procedures as prescribed under SFAS 142 are being performed to identify the amount of impairment, which is estimated to range from $20-25 million. The adjustment will be reported as the cumulative effect of a change in accounting principle retroactive to the 2002 first quarter. This review is expected to be completed in the third quarter of 2002.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds FASB Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. SFAS 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company is currently evaluating the impact of this statement to determine the effect, if any, it may have on its consolidated results of operations and financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement sets forth various modifications to existing accounting guidance which prescribes the conditions which must be met in order for costs associated with contract terminations, facility consolidations, employee relocations and terminations to be accrued and recorded as liabilities in financial statements. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of this statement to determine the effect, if any, it may have on its consolidated results of operations and financial position.

Forward-Looking Statements

Certain statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking and are based on the Company’s reasonable current expectations. These forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “should”, “plan”, “estimated”, “could”, “may”, “subject to”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, and “scheduled”, among others. Such forward-looking statements involve numerous assumptions, known and unknown risks, uncertainties and other such factors, within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, that could cause actual results to differ materially from those contained in the specified statements. Such forward-looking statements include, but are not limited to: projection of cost savings, net cash expenditures and timing of actions in connection with the streamlining and cost reduction program, expected levels of operating cash flow and inventory reduction amounts in 2002, projected lighting fixture revenues and future organizational and cost reduction actions in connection with the acquisition of LCA, expected timing of completion and recording of the transition provisions of SFAS 142 and timing of resolution of all post-closing costs associated with the DSL sale.

HUBBELL INCORPORATED
PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 6, 2002:

1.	The following eight (8) individuals were elected directors of the Company for the ensuing year to serve until the next Annual Meeting of Shareholders of the Company and until their respective successors may be elected and qualified, each Director being elected by plurality vote:

Name of Individual	Votes For	Votes Withheld

Timothy H. Powers	194,141,913	14,069,778

G. Jackson Ratcliffe	193,829,687	14,382,004

E. Richard Brooks	206,457,994	1,753,697

George W. Edwards, Jr.	206,414,400	1,797,291

Joel S. Hoffman	206,409,471	1,802,220

Andrew McNally IV	206,624,205	1,587,486

Daniel J. Meyer	206,315,912	1,895,779

Malcolm Wallop	206,022,971	2,188,720

2.	PricewaterhouseCoopers LLP was ratified as independent accountants to examine the annual financial statements for the Company for the year 2002 receiving 206,053,127 affirmative votes, being a majority of the votes cast on the matter all voting as a single class, with 1,901,080 negative votes and 254,346 votes abstained.

HUBBELL INCORPORATED

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Number	Description

4b	Senior Indenture, dated as of September 15, 1995, between Hubbell Incorporated and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank and Chemical Bank), as trustee. Exhibit 4a of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.

4c	Specimen Certificate of 6.375% Notes due 2012. Exhibit 4b of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.

4d	Specimen Certificate of registered 6.375% Notes due 2012. Exhibit 4c of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.

4e	Registration Rights Agreement, dated as of May 15, 2002, among Hubbell Incorporated and J.P. Morgan Securities, Inc., BNY Capital Markets, Inc., Deutsche Bank Securities Inc., First Union Securities, Inc., Morgan Stanley & Co. Incorporated and Salomon Smith Barney Inc. as the Initial Purchasers. Exhibit 4d of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.

10bb*	Credit Agreement, dated as of July 18, 2002, by and among Hubbell Incorporated, the Lenders party thereto from time to time, Fleet National Bank and Wachovia Bank, National Association as Syndication Agents, Deutsche Bank AG, New York Branch as Documentation Agent, JPMorgan Chase Bank as Administrative Agent and J.P. Morgan Securities Inc., as Arranger and Bookrunner.

10w†*	Hubbell Incorporated Top Hat Restoration Plan, as amended effective June 6, 2002

99.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

99.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

†	This exhibit constitutes a management contract, compensatory plan, or arrangement

*	Filed herewith

REPORTS ON FORM 8-K

There were two reports on Form 8-K filed on April 29, 2002 and May 10, 2002 for the three months ended June 30, 2002 announcing that the Company had completed its acquisition of the LCA Group, Inc., the domestic lighting business of U.S. Industries, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBBELL INCORPORATED

	-s- William T. Tolley	-s- Gregory F. Covino

Dated: August 12, 2002	William T. Tolley Senior Vice President and Chief Financial Officer	Gregory F. Covino Corporate Controller and Chief Accounting Officer