Form 10-Q
period 2002-09-30
HUBBELL INC
filed 2002-11-13
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-2958

HUBBELL INCORPORATED

(Exact name of registrant as specified in its charter)

State of Connecticut (State or other jurisdiction of incorporation or organization)	06-0397030 (I.R.S. Employer Identification No.)

584 Derby Milford Road, Orange, CT (Address of principal executive offices)	06477 (Zip Code)

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

Yes   [X]   No   [   ]

The number of shares of registrant’s classes of common stock outstanding as of November 11, 2002 were:

Class A ($.01 par value)                                                                                9,671,623
Class B ($.01 par value)                                                                              49,459,372

INDEX

HUBBELL INCORPORATED

Page

Part I Financial Information

Item 1. Financial Statements – (unaudited) Consolidated Statements of Income – Three and nine months ended September 30, 2002 and 2001	3

Consolidated Balance Sheets – September 30, 2002 and December 31, 2001	4

Consolidated Statements of Cash Flows – Nine months ended September 30, 2002 and 2001	5

Notes to Consolidated Financial Statements – September 30, 2002	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	21

Part II. Other Information

Item 1. Legal Proceedings	N/A

Item 2. Changes In Securities and Use of Proceeds	N/A

Item 3. Defaults upon Senior Securities	N/A

Item 4. Submission of Matters to a Vote of Security Holders	N/A

Item 5. Other Information	N/A

Item 6. Exhibits and Reports on Form 8-K	21

Signatures	22

Exhibit 99.1 Certification of Chief Executive Officer	24
CEO Certification	23

CFO Certification	24

HUBBELL INCORPORATED

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Net sales	$445.8	$325.7	$1,161.6	$1,011.0

Cost of goods sold	330.4	245.7	863.7	759.6

Gross profit	115.4	80.0	297.9	251.4

Selling & administrative expenses	73.1	54.3	193.2	167.3

Special charge (credit), net	(0.4)	—	1.3	—

(Gain) on sale of business	(1.6)	—	(3.0)	—

Operating income	44.3	25.7	106.4	84.1

Other income (expense):

Investment income	1.3	2.2	3.9	8.7

Interest expense	(5.8)	(3.3)	(12.3)	(12.8)

Other income (expense), net	0.6	0.7	1.2	1.1

Total other income (expense)	(3.9)	(0.4)	(7.2)	(3.0)

Income before income taxes and cumulative effect of accounting change	40.4	25.3	99.2	81.1

Provision for income taxes	9.3	5.8	17.8	18.7

Income before cumulative effect of accounting change	31.1	19.5	81.4	62.4

Cumulative effect of accounting change, net of taxes	—	—	(25.4)	—

Net Income	$31.1	$19.5	$56.0	$62.4

Earnings per share before cumulative effect of accounting change Basic	$0.53	$0.33	$1.37	$1.06

Diluted	$0.52	$0.33	$1.36	$1.06

Earnings per share after cumulative effect of accounting change Basic	$0.53	$0.33	$0.94	$1.06

Diluted	$0.52	$0.33	$0.93	$1.06

Average number of shares outstanding — diluted	59.6	59.0	59.6	58.7

Cash dividends per common share	$0.33	$0.33	$0.99	$0.99

See notes to consolidated financial statements.

HUBBELL INCORPORATED

Consolidated Balance Sheets
(in millions)

	(unaudited)
	September 30, 2002	December 31, 2001

ASSETS

Current assets:

Cash and temporary cash investments	$79.5	$33.4

Short-term investments	70.0	43.1

Accounts receivable (net)	250.1	163.4

Inventories	271.9	242.6

Deferred taxes and other	29.8	25.8

Total current assets	701.3	508.3

Property, plant and equipment (net)	327.4	264.2

Other assets:

Investments	74.9	92.5

Goodwill	318.5	267.9

Intangible assets and other	108.0	72.5

	$1,530.1	$1,205.4

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Commercial paper and notes	$106.8	$67.7

Accounts payable	95.1	55.5

Accrued salaries, wages and employee benefits	33.7	27.8

Accrued income taxes	22.2	43.7

Dividends payable	19.5	19.4

Other accrued liabilities	90.5	69.8

Total current liabilities	367.8	283.9

Long-term debt	298.6	99.8

Other non-current liabilities	120.8	85.2

Shareholders’ equity	742.9	736.5

	$1,530.1	$1,205.4

See notes to consolidated financial statements.

HUBBELL INCORPORATED

Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended
	September 30

	2002	2001

Cash flows from operating activities

Net income	$56.0	$62.4

Adjustments to reconcile net income to net cash provided by operating activities:

Cumulative effect of accounting change	25.4	—

Gain on sale of business	(3.0)	—

Gain on sale of assets/investments	—	(1.1)

Depreciation and amortization	40.0	42.9

Deferred income taxes	—	(0.7)

Special charges (credit), net	1.3	—

Expenditures – streamlining and special charges	(10.6)	(2.1)

Changes in assets and liabilities, net of business acquisitions: (Increase)/Decrease in accounts receivable	1.4	12.9

(Increase)/Decrease in inventories	48.2	29.9

(Increase)/Decrease in other current assets	(1.2)	11.2

Increase/(Decrease) in current operating liabilities	(7.2)	(9.5)

(Increase)/Decrease in other, net	0.4	3.0

Net cash provided by operating activities	150.7	148.9

Cash flows from investing activities

Acquisition of businesses, net of cash acquired	(268.5)	—

Additions to property, plant and equipment	(16.0)	(20.6)

Purchases of investments	(30.6)	(60.8)

Repayments and sales of investments	21.3	126.5

Other, net	1.7	2.5

Net cash (used in) provided by investing activities	(292.1)	47.6

Cash flows from financing activities

Payment of dividends	(58.3)	(58.1)

Commercial paper – borrowings (repayments)	39.0	(108.5)

Long term debt — borrowings	198.8	—

Exercise of stock options	8.0	3.0

Acquisition of treasury shares	—	(9.9)

Net cash provided by (used in) financing activities	187.5	(173.5)

Increase in cash and temporary cash investments	46.1	23.0

Cash and temporary cash investments

Beginning of period	33.4	74.8

End of period	$79.5	$97.8

See notes to consolidated financial statements.

HUBBELL INCORPORATED
Notes to Consolidated Financial Statements
September 30, 2002
(unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, or “Registrant”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

2.	Inventories are classified as follows (in millions):

	September 30,	December 31,
	2002	2001

Raw Material	$95.7	$83.3

Work-in-Process	72.9	62.2

Finished Goods	144.9	140.3

	313.5	285.8

Excess of current costs over LIFO basis	(41.6)	(43.2)

	$271.9	$242.6

3.	Business Combinations

Acquisitions

In March 2002, Hubbell entered into an agreement to acquire the LCA Group, Inc. (“LCA”), the domestic lighting business of U.S. Industries, Inc. The transaction was completed on April 26, 2002. The purchase price for the acquisition was approximately $234.6 million in cash, including fees and expenses. This amount is net of a $10 million payment received by Hubbell in the second quarter representing an initial net worth purchase price adjustment and an additional $7.8 million final payment received in October 2002.

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

The following table summarizes the preliminary allocation of the assets acquired and liabilities assumed at April 26, 2002 using preliminary determinations of fair market valuations (in millions):

At April 26, 2002
Current Assets:

Cash	$0.3

Accounts receivable, net	77.8

Inventories, net	77.0

Other current assets	2.6

Total current assets	157.7

Property, plant and equipment, net	91.0

Intangible assets	20.7

Other long-term assets	3.3

Total assets acquired	272.7

Current Liabilities:

Accounts payable	36.2

Other current liabilities	28.2

Total current liabilities	64.4

Other non-current liabilities	33.5

Total liabilities assumed	97.9

Net assets acquired	$174.8

At September 30, 2002, goodwill related to the acquisition amounted to $59.8 million, representing the difference between the purchase price of $234.6 million and the net assets acquired of $174.8 million. In total, $80.5 million of the total preliminary purchase price has been allocated to goodwill and identifiable intangible assets deemed to have indefinite lives (primarily trademarks/trade names). Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, which is expected to be deductible for federal tax purposes. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”) is effective for all business combinations that are completed after June 30, 2001. SFAS 142 requires a non-amortization, impairment only approach to accounting for goodwill and indefinite lived intangibles.

As indicated, the recorded allocation of purchase price and determination of goodwill related to the LCA acquisition at September 30, 2002 remains preliminary. The allocation of purchase price is subject to the finalization of plans related to the cost of facility rationalization and organizational realignment of the Company’s combined lighting businesses.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Net sales	$445.8	$474.3	$1,330.3	$1,450.8

Income before taxes and accounting change	40.4	33.9	103.3	98.2

Income before effect of accounting change	31.1	26.1	84.5	75.6

Earnings per share before accounting change - diluted	$0.52	$0.44	$1.41	$1.29

Management believes that the combination of the LCA brand names acquired and Hubbell’s existing lighting brands will create leading market positions in many sub-segments of the domestic lighting fixtures industry. Further, the acquisition adds complimentary products to the Company’s current product offering and is expected to enhance the ability of the Company to attract premium manufacturers’ representatives in key markets, which is the primary channel to market in the domestic lighting fixtures business. The acquired businesses are included in the Company’s Electrical segment beginning on the acquisition date of April 26, 2002. The Company expects its lighting operations to generate annual sales in excess of $800 million due to the combination of LCA with the Company’s existing lighting operations.

In March 2002, the Company completed the purchase of the common stock of Hawke Cable Glands Limited (“Hawke”) for $27.3 million in cash, including fees and expenses. Based in the United Kingdom, Hawke is a leading supplier of products used in harsh and hazardous locations worldwide including brass cable glands and cable connectors, cable transition devices, utility transformer breathers, stainless steel and nonmetallic enclosures and field bus connectivity components. Hawke complements the product offering of the Company’s Killark brand electrical components and is included in the Electrical segment. Hawke is expected to add approximately $18-20 million in net sales annually. At September 30, 2002, goodwill related to the acquisition amounted to $15.0 million, representing the difference between the purchase price and the net assets acquired of $12.3 million. In total, $15.9 million of the purchase price has been allocated to goodwill and assets deemed to have indefinite lives. The allocation of the final purchase price is subject to final valuations of the assets that are scheduled to be completed before the end of 2002.

Dispositions

In April 2000, the Company completed the sale of its WavePacer Digital Subscriber Line (“WavePacer”) assets, part of Pulse Communications, Inc., for a sales price of $61.0 million. The transaction produced a gain on sale of $36.2 million in 2000. At the time of sale, the Company retained a contractual obligation to supply product to the buyer at prices below manufacturing cost, resulting in an adverse commitment.

In September 2002, the Company entered into an agreement modifying the original manufacturing contract. In accordance with the modification agreement, final quantities were shipped and the Company was released from all service and warranty obligations. As a result, the Company reversed the remaining accrual and recorded a gain on sale of $1.6 million in the third quarter of 2002. For the first nine months of 2002, the total gain from reduction of the contractual obligation provision was $3.0 million.

4.	Goodwill and Other Intangible Assets/Earnings Per Share

The following table sets forth a reconciliation of net income and earnings per share for the three and nine months ended September 30, 2002, reflecting the impact of adopting the goodwill amortization provisions of SFAS 142, on January 1, 2002 (in millions except per share data).

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Reported net income	$31.1	$19.5	$56.0	$62.4

Add back: Impairment losses	—	—	25.4	—

Goodwill amortization	—	1.6	—	4.8

Adjusted net income	$31.1	$21.1	$81.4	$67.2

Weighted average number of common shares outstanding during the period	59.1	58.6	59.1	58.5

Potential dilutive shares	0.5	0.4	0.5	0.2

Average number of shares outstanding – diluted	59.6	59.0	59.6	58.7

Basic earnings per share:

Reported net income	$0.53	$0.33	$0.94	$1.06

Impairment losses	—	—	0.43

Goodwill amortization	—	0.03	—	0.09

Adjusted net income	$0.53	$0.36	$1.37	$1.15

Diluted earnings per share:

Reported net income	$0.52	$0.33	$0.93	$1.06

Impairment losses	—	—	0.43

Goodwill amortization	—	0.03	—	0.09

Adjusted net income	$0.52	$0.36	$1.36	$1.15

Upon adoption of SFAS 142 on January 1, 2002, the Company stopped recording goodwill amortization, which in the third quarter and nine months ended September 30, 2001, respectively, totaled $1.6 million and $4.8 million, after tax. During the 2002 third quarter, the Company completed the initial impairment tests of the recorded value of goodwill, as is required by the Standard. As a result of this process, the Company identified one reporting unit within the Industrial Technology segment with a book value, including goodwill, which exceeded its fair market value. Thereafter, the implied fair value of the goodwill for this reporting unit was calculated, which resulted in a non-cash impairment of $25.4 million, net of tax, or $0.43 per share-diluted to write-down the full value of the reporting unit’s goodwill. This non-cash charge is reported as the cumulative effect of a change in accounting principle retroactive to January 1, 2002, and is therefore reflected as an adjustment to year-to-date net income. Fair values were calculated using a range of future operating results and primarily a discounted cash flow model. The Company expects to perform its annual impairment assessment in the second quarter of each year, unless circumstances dictate the need for more frequent assessments.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2002, by segment, were as follows:

	Segment

			Industrial

	Electrical	Power	Technology	Total

Balance December 31, 2001	$88.2	$112.7	$67.0	$267.9

Additions to goodwill	74.8	—	—	74.8

Impairment losses	—	—	(25.4)	(25.4)

Translation adjustments	1.2	—	—	1.2

Balance September 30, 2002	$164.2	$112.7	$41.6	$318.5

Additions to goodwill relate to the acquisitions of Hawke and LCA and are based on preliminary allocations of the related acquisition costs. These allocations are scheduled to be completed by the end of 2002. Impairment losses reflect a reduction for the impairment of goodwill for the high voltage reporting unit within the Industrial Technology segment, in accordance with the transition provisions of SFAS No. 142 (See Note 4).

As of September 30, 2002, the Company has $7.8 million of intangible assets, net of accumulated amortization of $2.1 million, which are being amortized. Approximately $5.7 million of the intangible assets with definitive lives were acquired through the acquisition of Hawke and relate primarily to patents.

5.	Tax Settlement

In June 2002, the Company settled a fully reserved tax audit issue with the Internal Revenue Service (“IRS”) resulting in a cash payment of $15.7 million and the recording of $5.0 million of income as a result of being reserved at an amount in excess of the agreed settlement.

6.	Long-Term Debt

During the 2002 second quarter, the Company completed the sale of $200.0 million of long-term, senior, unsecured notes maturing in 2012 and bearing interest at the rate of 6.375%. The proceeds from the note issuance were used to fund the acquisition of LCA (see Note 3). In connection with the issuance of the notes, the Company entered into a forward interest rate lock to hedge its exposure to fluctuations in treasury rates, which resulted in a loss of approximately $1.3 million during the second quarter. This amount has been recorded in other comprehensive income and will be amortized over the life of the notes.

7.	Shareholders’ Equity comprises (in millions):

	September 30,	December 31,
	2002	2001

Common stock, $.01 par value:

Class A-authorized 50,000,000 shares, outstanding 9,671,623 and 9,671,623 shares	$0.1	$0.1

Class B-authorized 150,000,000 shares outstanding 49,415,584 and 49,047,515 shares	0.5	0.5

Additional paid-in-capital	214.6	206.9

Retained earnings	545.9	548.3

Cumulative translation adjustment	(17.0)	(19.3)

Cash flow hedge loss	(1.3)	—

Unrealized gain on investments	0.1	—

	$742.9	$736.5

8.	Special and Non-Recurring Charges

Operating results in the second half of 2001 reflect special and non-recurring charges of $56.3 million offset by a $3.3 million reduction in the special charge accrual established in 1997 ($35.5 million net of tax, or $0.60 per diluted share).

The 2001 streamlining and cost reduction program is comprised of a variety of individual programs and was primarily undertaken to reduce the productive capacity of the Company and realign employment levels to better match with lower actual and forecast rates of incoming business. In total, the plan is expected to require a cumulative charge to profit and loss of approximately $61-62 million. In addition to the 2001 charge of $56.3 million, expenses totaling approximately $5-6 million are expected to be charged against profit in 2002, as costs are incurred and specific actions are announced and implemented. Of the total amount expected to be incurred as a 2002 charge, $0.5 and $2.2 million were charged against profit in the third quarter and first nine months of 2002, respectively, primarily relating to planned severance and facility relocation costs incurred. Offsetting these costs in the 2002 third quarter was a reversal of $0.9 million of amounts reserved for other severance and plant exit costs that are no longer required in accordance with management’s ongoing review.

The following table sets forth the components and status of the streamlining and cost reduction program at September 30, 2002 (in millions):

	Employee	Exit
	Benefits	Costs	Other	Total

Accrual balance at December 31, 2001	$7.9	$1.8	$6.8	$16.5

Additional program costs	0.8	1.4	—	2.2

Reversal of accrual	(0.7)	(0.2)	—	(0.9)

Cash expenditures	(7.6)	(2.6)	(0.4)	(10.6)

Remaining accrual	$0.4	$0.4	$6.4	$7.2

Substantially all actions contemplated are scheduled for completion by December 31, 2002. Cash expenditures under the plan through September 30, 2002 total approximately $13 million for severance and other costs of facility closings. Including the remaining amounts to be charged against earnings in 2002, future cash expenditures of $8-10 million are expected to be incurred. In addition, cash proceeds of approximately $9-11 million from asset sales are also expected of which approximately $5.5 million was realized in October 2002.

9.	Comprehensive Income:

         Total comprehensive income and its components are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Net income	$31.1	$19.5	$56.0	$62.4

Foreign currency translation adjustments	0.3	2.3	2.3	0.3

Unrealized gain on investments	—	—	0.1	—

Cash flow hedge loss	—	—	(1.3)	—

Comprehensive income	$31.4	$21.8	$57.1	$62.7

10.	Industry Segments

The following table sets forth financial information by industry segment for the three and nine months ended September 30, (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Net sales

Electrical	$333.0	$210.3	$826.1	$644.8

Power	82.6	80.9	247.2	258.0

Industrial Technology	30.2	34.5	88.3	108.2

Total	$445.8	$325.7	$1,161.6	$1,011.0

Operating Income

Electrical	$31.6	$18.4	$78.3	$58.8

Special charge (credits), net	(0.2)	—	0.6	—

(Gain) on sale of business	(1.6)	—	(3.0)	—

Power	8.1	5.9	24.3	19.8

Special charge (credits), net	(0.3)	—	0.3	—

Industrial Technology	2.6	1.4	2.1	5.5

Special charge (credits), net	0.1	—	0.4	—

Segment total	44.3	25.7	106.4	84.1

Interest expense	(5.8)	(3.3)	(12.3)	(12.8)

Investment and other income, net	1.9	2.9	5.1	9.8

Income before income taxes and accounting change	$40.4	$25.3	$99.2	$81.1

HUBBELL INCORPORATED

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2002

Results of Operations

The Company’s business strategy contains the following objectives:

•	Be the preferred supplier of wiring systems, lighting fixtures and controls, rough-in electrical products, and power system components in North America.

•	Position the Company to achieve greater profitability at lower levels of forecast business.

•	Pursue productivity improvements within each of the businesses.

•	Strengthen the Company’s competitive position in its’ core markets with accretive acquisitions.

The Company made progress on all objectives in the third quarter and through the nine months ended September 30, 2002. Third quarter operating results met management’s expectations despite the weakness in commercial and industrial markets. Improved operating margins reflect the following:

•	Facility reductions.

•	Product rationalization and exiting of certain product lines.

•	Outsourcing of non-core products and components to lower cost supply sources.

•	Workforce reductions and productivity improvements.

The Company believes there is opportunity for improvement in operating margins through productivity improvements, particularly within the Electrical segment related to merging the newly acquired businesses with existing businesses.

Year to date sales and operating margins were positively impacted by three acquisitions completed in the past four quarters – MyTech Corporation (“MyTech”) in October 2001, Hawke in March 2002, and LCA in April 2002. The acquired companies are in businesses that expand the breadth of the current product and brand offering of the Company’s Electrical segment. MyTech is noted for technological innovation in occupancy sensor-based controls vital to the energy conservation capability of modern lighting systems. Hawke, with offices in England, Asia and the U.S., manufactures cable glands and connectors and other connectivity components used in harsh and hazardous locations worldwide. LCA , the largest of the acquisitions, manufactures and distributes outdoor and indoor lighting products to commercial, industrial and residential markets.

Additionally, in September 2002, Hubbell signed a definitive agreement to acquire the assets of the pole line hardware business of Cooper Power Systems, Inc., a subsidiary of Cooper Industries, Ltd. The purchase price is $8.7 million in cash subject to adjustment at the closing. The transaction is expected to be completed in the fourth quarter of 2002. The business will be merged with complimentary product lines within the Power segment.

Selected Financial Data
In millions, except per share data

		Three Months Ended				Nine Months Ended
		September 30				September 30

	2002	%	2001	%	2002	%	2001	%

Net sales	$445.8		$325.7		$1,161.6		$1,011.0

Cost of sales	330.4		245.7		863.7		759.6

Gross profit	115.4	25.9%	80.0	24.6%	297.9	25.6%	251.4	24.9%

Selling & administrative expenses	73.1	16.4%	54.3	16.7%	193.2	16.6%	167.3	16.5%

Operating income	44.3	9.9%	25.7	7.9%	106.4	9.2%	84.1	8.3%

Earnings per share before accounting change-diluted	$0.52		$0.33		$1.36		$1.06

Net Sales

Net sales for the three months ended September 30, 2002 of $445.8 million increased 37% over the comparable three-month period in 2001. For the first nine months of 2002, net sales were $1,161.6 million, an increase of approximately 15% over the first nine months of 2001. The revenue gains are attributable to 2001 fourth quarter and 2002 acquisitions for the first nine months (See Note 3 “Business Combinations”). The acquired businesses are part of the Electrical segment, where third quarter sales increased 58% year over year. Consolidated net sales excluding acquisitions declined 8% in the 2002 third quarter compared with the 2001 third quarter and 9% on a nine month comparable basis resulting from continued weakness in industrial, commercial, non-residential construction, telecommunications, and utility markets which has negatively impacted incoming order rates. Strong retail and residential construction activity partially offset this decline.

Gross Profit

Gross profit margins in the third quarter 2002 were 25.9% compared to 24.6% in the third quarter 2001. For the nine months ended September 30, 2002 gross profit margins increased to 25.6% versus 24.9% in 2001. The increases for the quarter and year to date are attributable to improved efficiencies resulting from facility consolidation and lower operating costs, primarily as a result of completing actions associated with the 2001 streamlining and cost reduction program in the Power and Electrical segments. In addition, slightly higher gross margins from the acquired businesses contributed to this increase.

Selling & Administrative (S&A) Expenses

Third quarter 2002 S&A expenses were 16.4% of net sales compared with 16.7% of net sales in the 2001 third quarter. This improvement reflects the S&A workforce reductions implemented in connection with the streamlining and cost reduction program and lower corporate overhead expense as a percentage of sales. For the first nine months of 2002, S&A expenses were 16.6% of net sales, slightly unfavorable compared to 16.5% in the first nine months of 2001. The Company expects S&A expenses as a percentage of sales to continue to improve as a result of recognizing the full impact of the 2001 streamlining actions and also from opportunities within the lighting business as the Company continues to integrate the acquired lighting operations.

Gain on Sale of Business

In April 2000, the Company completed the sale of its WavePacer assets for a purchase price of $61.0 million. The Company recognized a gain on this sale of $36.2 million in 2000. At the time of sale, the Company retained a contractual obligation to supply product to the buyer at prices below manufacturing cost, resulting in an adverse commitment.

In September 2002, the Company entered into an agreement modifying the original manufacturing contract. In accordance with the modification agreement, final quantities were shipped and the Company was released from all service and warranty obligations. As a result, the Company reversed the remaining accrual and recorded a gain on sale of $1.6 million in the third quarter of 2002. For the first nine months of 2002, the total gain from reduction of the contractual obligation provision was $3.0 million.

Special and Non-Recurring Charges

Operating results in the second half of 2001 reflect special and non-recurring charges of $56.3 million offset by a $3.3 million reduction of the special charge accrual established in 1997 ($35.5 million net of tax, or $0.60 per diluted share).

The 2001 streamlining and cost reduction program is comprised of a variety of individual programs and was primarily undertaken to reduce the productive capacity of the Company and realign employment levels to better match with lower actual and forecast rates of incoming business. In total, the plan is expected to require a cumulative charge to profit and loss of approximately $61-62 million. In addition to the 2001 charge of $56.3 million, expenses totaling approximately $5-6 million are expected to be charged against profit in 2002, as costs are incurred and specific actions are announced and implemented. Of the total amount expected to be incurred as a 2002 charge, $0.5 and $2.2 million were charged against profit in the third quarter and first nine months of 2002, respectively. These charges primarily related to planned severance and facility relocation costs incurred. Offsetting these costs in the 2002 third quarter was a reversal of $0.9 million for other severance and plant exit costs that are no longer required in accordance with management’s ongoing review. A breakdown of the major plans specified in the program and its attendant cost of approximately $62 million is as follows:

•	Capacity reduction ($22.5 million), including facility rationalization and other capacity reduction actions

•	Workforce reductions ($12.1 million)

•	Outsourcing ($3.8 million)

•	Product line discontinuance costs ($13.0 million)

•	Other ($10.6 million)—primarily includes costs associated with environmental remediation actions associated with previously exited facilities in anticipation of their disposal and costs associated with uncompleted acquisitions.

The following table sets forth the components and status of the streamlining and cost reduction program at September 30, 2002 (in millions):

	Employee	Exit
	Benefits	Costs	Other	Total

Accrual balance at December 31, 2001	$7.9	$1.8	$6.8	$16.5

Additional program costs	0.8	1.4	—	2.2

Reversal of accrual	(0.7)	(0.2)	—	(0.9)

Cash expenditures	(7.6)	(2.6)	(0.4)	(10.6)

Remaining accrual	$0.4	$0.4	$6.4	$7.2

Substantially all actions contemplated are scheduled for completion by December 31, 2002. Cash expenditures under the plan through September 30, 2002 total approximately $13 million for severance and other costs of facility closings. Including the remaining amounts to be charged against earnings in 2002, future cash expenditures of $8-10 million are expected to be incurred. In addition, cash proceeds of approximately $9-11 million from asset sales are expected of which $5.5 million was realized in October 2002.

Other Income/Expense

In the 2002 third quarter and year to date, investment income declined by $0.9 million and $4.8 million, respectively, versus the comparable periods of 2001 due to lower average cash and investment balances and lower average interest rates. Interest expense increased to $5.8 million in the third quarter of 2002 compared to $3.3 million in the third quarter 2001 due to higher average debt as borrowings increased in the second quarter of 2002 to fund the LCA acquisition. On a year to date basis, interest expense declined approximately $0.6 million versus the comparable period in the prior year due to lower average interest rates.

Income Taxes

The Company’s effective tax rate was 23% for both the third quarter of 2002 and 2001. For the nine months ended September 2002 the effective rate dropped to approximately 18% from 23% in the prior year. The 2002 rate reflects the impact of a $5.0 million tax benefit recorded in the second quarter in connection with settlement of a fully reserved tax issue with the IRS. Excluding this benefit, the effective tax rate on a year to date basis was 23%.

Also, in the 2002 fourth quarter, the Company expects to file amended Federal income tax returns for the years 1995 through 2001 reflecting refund claims resulting from an increase in the credit for research and development activities during each of these years. Management currently estimates, based upon preliminary studies by outside consultants, that the incremental tax credit from claims which will be recorded through the income tax provision in 2002 will range from $4-6 million. The actual receipt of cash from these claims will not occur until after the IRS has reviewed and approved the claims.

Income and Earnings per share (Before Cumulative Effect of Accounting Change)

Income and diluted earnings per share before cumulative effect of accounting change improved in the third quarter 2002 versus the 2001 third quarter largely as a result of earnings accretion from acquired businesses. Income and earnings per share before cumulative effect of accounting change for the third quarter of 2002 include a $1.6 million gain on sale of the WavePacer business (See “Gain on Sale of Business”) and a net credit of $0.4 million related to special charges, which combined totaled $2.0 million, or $0.03 per share-diluted. The 2002 third quarter also benefited from the elimination of amortization of goodwill, which in the 2001 third quarter amounted to approximately $0.03 per share-diluted.

Year-to-date income of $81.4 million, before the effect of SFAS 142 accounting change, and year to date diluted earnings per share of $1.36, before the effect of the SFAS 142 accounting change improved compared to 2001 primarily as a result of earnings accretion from acquisitions and higher operating margins before special charges and non-recurring items. The following items also contributed to improved income and earnings per share before accounting change.

•	A tax benefit recorded in the second quarter 2002 of $5.0 million, or $0.08 per share – diluted as a result of an IRS tax issue which had been reserved at an amount in excess of the agreed settlement

•	A total of $3.0 million or $0.05 per share–diluted for the gain on sale of the WavePacer business

•	Special charges, net, of $1.3 million or $0.02 per share- diluted

•	The elimination of amortization of goodwill which in the 2001 year-to-date period was approximately $0.09 per share- diluted

Cumulative Effect of Accounting Change

In accordance with SFAS 142, the Company performed initial impairment tests of the recorded value of goodwill. As a result of this process the Company identified one reporting unit within the Industrial Technology segment with a book value, including goodwill, which exceeded its fair value. The Company recorded a non-cash charge of $25.4 million, net of tax, or $0.43 per share-diluted to write-down the full value of the reporting unit’s goodwill. This charge is reported as the cumulative effect of an accounting change retroactive to January 1, 2002, and is therefore reflected as an adjustment to year-to-date net income.

Segment Results

Operating income as stated below for all segments excludes the gain on sale of business and special and non-recurring charges.

	Electrical

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

		(in millions)
Net sales	$333.0	$210.3	$826.1	$644.8

Operating income	31.6	18.4	78.3	58.8

Operating margins	9.5%	8.7%	9.5%	9.1%

Net sales increased 58% in the Electrical segment for the third quarter of 2002 compared to the third quarter 2001. For the first nine months of 2002 Electrical sales increased 28% over the comparable period in the prior year. The incremental sales are due to the acquired businesses. Excluding the impact of the acquired businesses, Electrical segment sales declined approximately 11% for the quarter and year-to-date as a result of sluggish industrial and non-residential construction markets, which negatively affected sales in the lighting and wiring device businesses partially offset by stronger sales in the Raco electrical products and residential lighting businesses. Operating margin increased to 9.5% for the third quarter compared to 8.7% in the prior year quarter. For the nine months ended 2002, operating margins increased to 9.5% compared with 9.1% in 2001 due to a combination of cost reduction initiatives and higher operating margins in the acquired businesses, offset by ongoing price pressure and increased excess inventory provisions.

In the fourth quarter, the Company expects to record a charge associated with the cost of integrating the newly acquired LCA companies with the legacy lighting operations. These actions will include capacity reduction, product line rationalization, logistics consolidation, and S&A workforce integration. Costs are currently estimated at $20–40 million including the actions expected to impact the acquired companies which will be recorded as an adjustment to the cost of the LCA acquisition. Cash costs are expected to represent approximately 50% of total program costs. These actions are intended to position the new lighting operations to achieve double-digit operating margins within 2 – 3 years.

	Power

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

		(In millions)
Net sales	$82.6	$80.9	$247.2	$258.0

Operating income	8.1	5.9	24.3	19.8

Operating margins	9.8%	7.3%	9.8%	7.7%

Net Sales in the Power segment increased by 2% for the third quarter 2002 verses 2001, despite a weak market. On a year to date basis net sales decreased 4% versus the prior year due to lower demand from utility industry customers. The market remains uncertain as utilities continue to struggle with energy trading issues and weakness in power transmission and distribution markets. Operating margins improved in the third quarter and for the first nine months over the comparable periods in 2001 as a result of closely controlled expenses and savings from cost reduction and streamlining activities.

	Industrial Technology

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

		(In millions)
Net sales	$30.2	$34.5	$88.3	$108.2

Operating income	2.6	1.4	2.1	5.5

Operating margins	8.6%	4.1%	2.4%	5.1%

Net sales in the Industrial Technology segment decreased 12% and 18% for the third quarter and first nine months of 2002, respectively, versus the comparable periods in 2001. These declines are the result of depressed markets throughout the segment including high voltage test and measurement markets, domestic steel, and heavy industry. Operating margins improved to 8.6% in the 2002 third quarter compared to 4.1% in the 2001 third quarter as the effect of cost savings from workforce reductions and facility closings were realized. On a year-to-date basis, the lower operating margin reflects declining sales in high voltage test and measurement as well as inventory write-downs associated with excess stocks due to declining demand forecasts and unrecoverable valuations recorded in the 2002 second quarter. For the three and nine months of 2002, operating income from the Gai-Tronics specialty communications business was a significant contributor to overall segment profits.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL

Investments in the Business

During 2002, the acquisitions of LCA and Hawke were completed which resulted in significant changes in the capital structure of the Company. Through September 30, 2002, these acquisitions have resulted in cash outflows of approximately $269 million with financing coming from additional long-term borrowings and available cash. These acquisitions are part of management’s strategy to expand the Company’s leading position in its core markets.

On a year-to-date basis, the Company spent approximately $16 million on additions to property, plant and equipment, a decline of approximately 22% from 2001 due to management’s emphasis on asset optimization and redeployment, as opposed to new capital investment, in connection with the Company’s lean manufacturing initiatives.

In 2002, the Company has invested in process improvement through lean initiatives mainly related to factory and manufacturing processes. Investments in training, consulting, and Kaizen events on the shop floor have taken the Company through the initial phase of lean initiatives. The benefits of these activities, to date, essentially equal implementation costs. Management expects to begin realizing modest net savings from these initiatives beginning in 2003.

As a result of the declining equity markets during 2002, the Company expects that it will make cash contributions to its defined benefit pension plans of between $10 million and $30 million in the fourth quarter of 2002. The Company also expects to record a non-cash charge to equity in the range of zero to fifteen million before the end of 2002 representing the after-tax impact of recording a minimum pension liability due to the underfunded status of the Company’s plans.

Cash Flow

	In Millions

	Nine Months Ended
	September 30

	2002	2001

Net cash provided by (used in):

Operating activities	$150.7	$148.9

Investing activities	(292.1)	47.6

Financing activities	187.5	(173.5)

Net change in cash and temporary cash investments	$46.1	$23.0

Cash flows provided from operating activities for the nine months ended September 30, 2002 increased $1.8 million, or 1% from the comparable period in 2001. However, after adjusting the prior year for a non-recurring tax refund of approximately $9 million and the current year for a tax settlement payment of $15.7 million, the 2002 nine month operating cash flow exceeded the prior year by approximately $26 million or 19%. During the quarter, management continued to focus on reducing inventory, which year-to-date accounted for approximately $48 million of year-to-date operating cash flow. Cash outflows occurred related to the ongoing actions associated with the streamlining and cost reduction program and an increase in accounts receivable in connection with higher sales. As of September 30, 2002, excluding acquisitions, the calculation of the number of days sales outstanding and days of inventory on hand improved by 5 and 18 days, respectively, since December 31, 2001.

Investing cash flow primarily reflects the acquisitions of LCA and Hawke. Financing cash flows reflect the impact of the increase in commercial paper and senior note borrowings to fund acquisitions, partially offset by the payment of dividends to shareholders. During the first nine months of 2001, financing cash flows included $9.9 million of funds spent to complete the 1997 share repurchase program.

In December 2000, the Company’s Board of Directors authorized the repurchase of $300 million of Class A and Class B shares. Through September 30, 2002, there have been no purchases under this authorization.

Working Capital

	In Millions

	September 30,	December 31,
	2002	2001

Current Assets	$701.3	$508.3

Current Liabilities	367.8	283.9

Working Capital	333.5	224.4

Current Ratio	1.91:1	1.79:1

Working capital increased approximately $109 million from December 2001 to September 2002 due to the addition of the acquired businesses. Working capital initiatives are in place at all Company locations including an inventory reduction plan and an emphasis on Working capital initiatives are in place at all Company locations including an inventory reduction plan and an emphasis on collections of accounts receivable. Included in current liabilities is an increase of approximately $39 million in commercial paper, which was used to finance the LCA acquisition.

Debt to Capital

	In Millions

	September 30,	December 31,
	2002	2001

Total Debt	405.4	167.5

Total Shareholder’s Equity	742.9	736.5

Total Capital	1148.3	904.0

Debt to Total Capital	35%	19%

As of September 30, 2002, the debt to capital ratio increased to 35% compared to 19% as of December 31, 2001. Increased debt funded the LCA and Hawke acquisitions. Total debt as of September 30, 2002 increased $238 million since December 31, 2001. Net debt (defined as total debt less cash and investment balances) increased $182 million as a result of additional debt to fund acquisitions, partially offset by cash flow provided by operations.

At September 30, 2002, the Company’s debt consisted of commercial paper of $106.8 million and long-term notes of $298.6 million. Both series of long-term notes are fixed term, non-callable indebtedness, with amounts of $100 million and $200 million being due in 2005 and 2012, respectively. The notes are only subject to accelerated payment prior to expiration if the Company fails to meet certain non-financial covenants, all of which were met at September 30, 2002 and December 31, 2001. In April 2002 the Company issued an additional $250 million of commercial paper which was partially repaid with proceeds received from the sale of the $200 million in senior notes. Borrowings were also available from committed bank credit facilities, although these facilities were not used during the first nine months of 2002. In July 2002, the Company terminated its existing $150 million credit facility and replaced it with a new, three year $200 million credit facility. This credit facility serves as a backup to the Company’s commercial paper program. Borrowings under credit agreements generally are available with an interest rate equal to the prime rate or at a spread over the London Interbank Offered Rate (LIBOR). Annual commitment fee requirements to support availability of the credit facility total approximately $0.2 million.

Although not the principal source of liquidity for the Company, management believes its credit facilities are capable of providing significant financing flexibility at reasonable rates of interest. However, a significant deterioration in the results of operations or cash flows, leading to deterioration in financial condition, could either increase the Company’s borrowing costs or altogether restrict the Company’s ability to sell commercial paper in the open market. The bank credit facilities are dependent on the Company maintaining certain financial and non-financial covenants, all of which were met at September 30, 2002 and December 31, 2001. The Company has not entered into any other guarantees, commitments or obligations that could give rise to unexpected cash requirements.

Liquidity

Management measures liquidity on the basis of the Company’s ability to meet operational funding needs, fund additional investments, including acquisitions, and make dividend payments to shareholders.

Inventory reduction continues to be a primary area of focus for management and is expected to generate an estimated $40-50 million in operating cash flow for the year. Strong internal cash generation together with currently available cash, available borrowing facilities, and an ability to access credit lines if needed, are expected to be more than sufficient to fund operations, the current rate of dividends, capital expenditures, and any increase in working capital that would be required to accommodate a higher level of business activity. The Company actively seeks to expand by acquisition as well as through the growth of its present businesses. While a significant acquisition may require additional borrowings, the Company believes it would be able to obtain financing based on its favorable historical earnings performance and strong financial position.

Debt Ratings

Debt ratings of the Company’s debt securities at September 30, 2002, appear below:

	Standard & Poors	Moody's Investor Services	Fitch

Senior Unsecured Debt	A+	A3	A

Commercial Paper	A-1	P-2	F1

Critical Accounting Policies

A summary of the Company’s significant accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2001. In addition, management considers the accounting policy for inventory valuation to be a critical accounting policy. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company’s operating results and financial condition.

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include inventory valuation, credit and collections, employee benefits costs and income taxes. Management uses historical experience and all available information to make these judgments and estimates and actual results will inevitably differ from those estimates and assumptions that are used to prepare the Company’s financial statements at any given time. The Company periodically evaluates the carrying value of its inventories to ensure they are carried at the lower of cost or market. Such evaluation is based on management’s judgment and use of estimates, including sales forecasts, gross margins for particular product groupings, planned dispositions of product lines and overall industry trends. Despite these inherent limitations, management believes that Management’s Discussion and Analysis and the financial statements and footnotes provide a meaningful and fair perspective of the Company.

Recently Issued Accounting Standards

In November 2001, FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”. SFAS 143 establishes accounting standards for the recognition and measurement of asset retirement obligations associated with the retirement of tangible long-lived assets that have indeterminate lives. SFAS 143 will be effective for the Company January 1, 2003. However, it is not expected to have a material effect on financial position, results of operations or cash flows of the Company.

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

Forward-Looking Statements

Certain statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking and are based on the Company’s reasonable current expectations. These forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “should”, “plan”, “estimated”, “could”, “may”, “subject to”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, and “scheduled”, among others. Such forward-looking statements involve numerous assumptions, known and unknown risks, uncertainties and other such factors, within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, that could cause actual and future performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to: projection of cost savings; net cash expenditures and timing of actions in connection with the streamlining and cost reduction program; expected levels of operating cash flow and inventory reduction amounts in 2002; projected lighting fixture revenues and projected cash and non-cash costs of future organizational and cost reduction actions in connection with the acquisition of LCA; expected benefits of process improvements and other lean initiatives; anticipated operating margin improvements; the pending acquisition of the pole line hardware business of Cooper Power Systems, Inc.; achieving sales levels to fulfill revenue expectations; unexpected costs or charges, certain of which might be outside the control of the Company; anticipated funding and charge to equity related to pensions; general economic and business conditions; and competition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the operation of its business, the Company has market risk exposures to foreign currency exchange rates, raw material prices and supply and interest rates. Each of these risks and the Company’s strategies to manage the exposure are consistent with the prior year in all material respects.

The Company manufactures its products in North America, Switzerland, Puerto Rico, Mexico, Italy, United Kingdom, and participation in a joint venture in Tawain and sells products in those markets as well as through sales offices in Singapore, The Peoples Republic of China, Hong Kong, South Korea and the Middle East. As such, the Company’s operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products.

HUBBELL INCORPORATED

PART I — OTHER INFORMATION

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission (“SEC”) filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II— OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Number	Description

99.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

99.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

* Filed herewith

REPORTS ON FORM 8-K

On July 9, 2002 a Form 8-KA was filed amending the Company’s May 10, 2002 Form 8-K filing to include financial statements and pro forma information relating to the acquisition of LCA . On August 13, 2002 the Company filed a Form 8-K to include statements under oath of principal executives relating to SEC Order No. 4-460.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBBELL INCORPORATED

	-s- William T. Tolley	-s- Gregory F. Covino

Dated: November 13, 2002	William T. Tolley Senior Vice President and Chief Financial Officer	Gregory F. Covino Corporate Controller and Chief Accounting Officer

I, Timothy H. Powers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hubbell Incorporated (the “Registrant”).

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ Timothy H. Powers
Timothy H. Powers President and Chief Executive Officer

I, William T. Tolley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hubbell Incorporated (the “Registrant”).

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrants’s board of directors ( or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ William T. Tolley
William T. Tolley Senior Vice President and Chief Financial Officer