Form 10-K
period 2002-12-31
HUBBELL INC
filed 2003-03-24
CIK 48898

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

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

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2002 was $1,820,119,721*. The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of March 7, 2003 was 9,671,623 and 49,618,098, respectively.

Documents Incorporated by Reference

      The definitive proxy statement for the proposed annual meeting of stockholders to be held on May 5, 2003, filed with the Commission on March 24, 2003 — Part III.

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
ELECTRICAL SEGMENT
POWER SEGMENT
INDUSTRIAL TECHNOLOGY SEGMENT
INFORMATION APPLICABLE TO ALL GENERAL CATEGORIES
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
2002 Compared to 2001
Special Charges
2001 Compared to 2000
LIQUIDITY AND CAPITAL RESOURCES
Contractual Obligations
Critical Accounting Policies
Inflation
Recently Issued Accounting Standards
Forward-Looking Statements
Item 7A. Quantitative and Qualitative Disclosures about Market Risks
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT ACCOUNTANTS
HUBBELL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME
HUBBELL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET
HUBBELL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS
HUBBELL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
HUBBELL INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant(1)
Item 11. Executive Compensation(1)
Item 12. Security Ownership of Certain Beneficial Owners and Management(1)
Item 13. Certain Relationships and Related Transactions(1)
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
Schedule II
RETIREMENT PLAN FOR DIRECTORS
CONTINUITY AGREEMENT
CONTINUITY AGREEMENT
LIST OF SIGNIFICANT SUBSIDIARIES
CERTIFICATION
CERTIFICATION

PART I

Item 1.     Business

      Hubbell Incorporated (herein referred to as “Hubbell”, the “Company” or the “registrant”, which references shall include its divisions and subsidiaries as the context may require) was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Hubbell manufactures and sells high quality electrical and electronic products for a broad range of commercial, industrial, telecommunications, utility, and residential applications. Products are manufactured or assembled by subsidiaries in North America, Switzerland, Puerto Rico, Mexico, Italy, and the United Kingdom. Hubbell also participates in a joint venture in Taiwan, and maintains sales offices in Singapore, the People’s Republic of China, Mexico, Hong Kong, South Korea, and the Middle East.

      Hubbell is primarily engaged in the engineering, manufacture and sale of electrical and electronic products. For management reporting and control, the businesses are divided into three operating segments: Electrical, Power and Industrial Technology, as described below. Reference is made to Note 17 — Industry Segments and Geographic Area Information under Notes to Consolidated Financial Statements.

      In March 2002, Hubbell acquired the stock of Hawke Cable Glands Limited (“Hawke”). Based in Ashton-Under-Lyne, England, Hawke designs, manufactures and markets cable glands and cable connectors to provide a means to terminate cables at junction boxes, light fixtures, control centers, panel boards, motor control enclosures and electrical equipment, as well as a line of enclosures, cable transit, breathers, and field bus products, all for hazardous areas and industrial markets. Hawke is included in the Electrical Segment.

      In April 2002, Hubbell acquired LCA Group, Inc. (“LCA”), the domestic lighting division of U.S. Industries, Inc. LCA manufactures and distributes a wide range of outdoor and indoor lighting products to the commercial, industrial, institutional and residential markets under various brand names. LCA is included in the Electrical Segment.

      In September 2002, Hubbell acquired the assets of the pole line hardware business of Cooper Power Systems, Inc., a subsidiary of Cooper Industries, Inc. Now based in Centralia, Missouri, pole line hardware products include anchors and accessories, fasteners, pole and crossarm accessories, insulator pins, mounting brackets and related components used in the construction and maintenance of electric utility transmission and distribution lines. The pole line hardware business is included in the Power Segment.

      The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of the Company’s website at http://www.hubbell.com as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

ELECTRICAL SEGMENT

      The Electrical Segment is comprised of businesses that primarily sell through distributors, lighting showrooms, home centers, telephone and telecommunication companies, and represents stock items including standard and special application wiring device products, lighting fixtures and controls, fittings, switches and outlet boxes, enclosures, wire management products and voice and data signal processing components. The products are typically used in and around industrial, commercial, and institutional facilities by electrical contractors, maintenance personnel, electricians, and telecommunication companies. Certain lighting fixtures and electrical products also have residential application.

Electrical Wiring Devices

      Hubbell manufactures and sells highly durable and reliable wiring devices which are supplied principally to industrial, commercial and institutional customers. These products, comprising several thousand-catalog items, include plugs, dimmers, receptacles (including surge suppressor units), wall outlets, connectors, adapters, floor boxes, switches, occupancy sensors (including passive infrared and ultrasonic motion sensing devices), lampholders, control switches, outlet strips, pendants, weatherproof enclosures, and wallplates. Pin-and-sleeve devices built to International Electrotechnical Commission (IEC) and new UL standards have incorporated improved water and dust-tight construction and impact resistance. Switch and receptacle wall plates feature proprietary thermoplastic materials offering high impact resistance and durability, and are available in a variety of colors and styles. Delivery systems, including nonmetallic surface raceway systems for power, data and communications distribution, provide efficiency and flexibility in both initial installations and remodeling applications. Hubbell also sells wiring devices for use in certain environments requiring specialized products, such as signal and control connectors and cable assemblies for the connection of sensors in materials processing, modular cable protection systems, and portable power distribution units with ground fault protection for commercial and industrial applications. Some of the portable power distribution units contain a number of outlets to which electrically-powered equipment may be simultaneously connected for ground fault protection. Circuit Guard® ground fault units protect the user from electrical shock by interrupting the circuit to which they are connected when a fault to ground is detected. Hubbell also manufactures TVSS (transient voltage surge suppression) devices, under the Spikeshield® trademark, which are used to protect electronic equipment such as personal computers and other supersensitive electronic equipment. Hubbell also manufactures and/or sells components designed for use in local area networks (LANs) and other telecommunications applications supporting high-speed data and voice signals. Primary products include work station modular jacks, faceplates, surface housings, modular furniture plates, cross connect patch panels, connectorized cable assemblies, punch down blocks, free standing racks, enclosures and other products used for installation, testing and distribution of LANs. These products support unshielded, shielded and fiber optic media types and typically service commercial, institutional and industrial applications.

Lighting Fixtures and Controls

      Hubbell manufactures and sells lighting fixtures and accessories for indoor and outdoor applications with four classifications of products: Outdoor, Industrial, Commercial/ Institutional and Residential. Outdoor products include poles, MiniLiter® and Sterner® Infranor® floodlights, Devine® Geometric 2000™ series fixtures, Kim® architectural fixtures and a line of pedestrian 3zone, path, landscape, building and area lighting products, Security™ outdoor and signage fixtures, Magnusquare® II Architectural fixtures, Spaulding™ fixtures, AAL™ flood and step lighting fixtures, sconces, bollards, poles and mounting arms in period, contemporary and customer designs, Moldcast® bollards, street lighting fixtures and wall mounted fixtures, and Whiteway™ canopy light fixtures, which are used to illuminate service stations, truck stops, outdoor display signs, parking lots, roadways, pedestrian areas, security areas, automobile dealerships, shopping centers, convenience stores, quick service restaurants, and similar areas, and Sportsliter® fixtures which are used to illuminate athletic and recreational fields. In addition, a line of Lightscaper® decorative outdoor fixtures is sold for use in landscaping applications such as pools, gardens and walkways. Industrial products include Superbay™ 2.0, Controlux® 2.0, Superwatt®, The Detector®, and Kemlux™ fixtures used to illuminate factories, work spaces, and similar areas, including specialty requirements such as paint rooms, clean rooms and warehouses. Commercial/ Institutional products include high intensity discharge (HID) fixtures, Alera™ architectural and Columbia Lighting® specification grade fluorescent fixtures, Pathfinder® emergency and exit, and Prescolite® recessed, surface mounted and track fixtures which are used for offices, schools, hospitals, airports, retail stores, and similar applications. The fixtures use HID lamps, such as mercury-vapor, high-pressure sodium, and metal-halide lamps, as well as quartz, fluorescent and incandescent lamps, all of which are purchased from other sources. Hubbell also manufactures a broad range of track and down lighting fixtures and accessories sold under the Marco® trademark, a line of life safety products, emergency lighting and exit signs and inverter power systems which are used in specialized safety applications under the Dual-Lite® and Prescolite Life Safety™ trademarks, a line of lighting products utilized in theaters, auditoriums, nightclubs and similar venues, and a line of IEC lighting fixtures designed for hazardous, hostile and corrosive applications sold under the Chalmit™ and Killark® trademarks. The Residential products are sold under the Progress Lighting® trademark and include residential decorative fixtures including chandeliers, hall and foyer, sconces, track, recessed and outdoor and landscape lighting fixtures.

Outlet Boxes, Enclosures and Fittings

      Hubbell manufactures and/or sells: (a) under the Raco® trademark, steel and plastic boxes used at outlets, switch locations and junction points; (b) a broad line of metallic fittings, including rigid plastic conduit fittings, EMT (thinwall) fittings and liquid tight conduit fittings; (c) Bell Outdoor® outlet boxes; (d) a variety of electrical boxes, covers, combination devices, lampholders and lever switches manufactured under the Bell® trademark, with an emphasis on weather-resistant types suitable for outdoor applications; and (e) under the Wiegmann® trademark, a full-line of fabricated steel enclosures such as rainproof and dust-tight panels, consoles and cabinets, wireway and electronic enclosures and a line of non-metallic enclosures. Wiegmann® products are designed to enclose and protect electrical conductors, terminations, instruments, power distribution and control equipment.

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

Sales and Distribution of Electrical Segment Products

      A majority of Hubbell’s Electrical Segment products are stock items and are sold through electrical and industrial distributors, home centers, some retail and hardware outlets, and lighting showrooms. Special application products are sold primarily through wholesale distributors to contractors, industrial customers and original equipment manufacturers. Voice and data signal processing equipment products are represented worldwide through a direct sales organization and by selected, independent telecommunications representa-

tives, primarily sold through datacom, electrical and catalogue distribution channels. Telecommunications products are sold primarily by direct sales to customers in the United States and internationally through sales personnel and sales representatives. Hubbell maintains a sales and marketing organization to assist potential users with the application of certain products to their specific requirements, and with architects, engineers, industrial designers, original equipment manufacturers and electrical contractors for the design of electrical systems to meet the specific requirements of industrial, institutional, commercial and residential users. Hubbell is also represented by sales agents for its lighting fixtures and electrical wiring devices, and boxes, enclosures, and fittings product lines. The sales of Electrical Segment products accounted for approximately 72% of Hubbell’s revenue in year 2002, 64% in year 2001 and 65% in 2000.

POWER SEGMENT

      Power Segment operations design and manufacture a wide variety of construction, switching and protection products, hot line tools, grounding equipment, cover ups, fittings and fasteners, cable accessories, insulators, arresters, cutouts, sectionalizers, connectors and compression tools for the building and maintenance of overhead and underground power and telephone lines, as well as applications in the industrial, construction and pipeline industries.

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

Construction Materials/ Tools

      Hubbell manufactures and sells, under the Chance® trademark, (a) line construction materials including power-installed helical earth anchors and power-installed foundations to secure overhead power and communications line poles, guyed and self-supporting towers, streetlight poles and pipelines (Helical Pier® Foundation Systems are used to support homes and buildings, and earth anchors are used in a variety of farm, home and construction projects including tie-back applications); (b) pole line hardware, including galvanized steel fixtures and extruded plastic materials used in overhead and underground line construction, connectors, fasteners, pole and crossarm accessories, insulator pins, mounting brackets and related components, and other accessories for making high voltage connections and linkages; (c) construction tools and accessories for building overhead and underground power and telephone lines; and (d) hot-line tools (all types of tools mounted on insulated poles used to construct and maintain energized high voltage lines) and other safety equipment.

Sales and Distribution of Power Segment Products

      Sales of Power Segment products are made through a Hubbell sales and marketing organization to distributors and directly to users such as electric utilities, mining operations, industrial firms, and engineering and construction firms. While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a decrease in purchases by public utilities does affect this category. The sale of Power segment products accounted for approximately 20% of Hubbell’s total revenue in year 2002, 25% in 2001 and 26% in 2000.

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

Industrial Controls and Communication Systems

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

Sales and Distribution of Industrial Technology Segment Products

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

      The sale of products in the Industrial Technology Segment accounted for approximately 8% of Hubbell’s total revenue in year 2002, 11% in 2001 and 9% in 2000.

INFORMATION APPLICABLE TO ALL GENERAL CATEGORIES

International Operations

      Hubbell Ltd. in the United Kingdom manufactures and/or markets fuse switches, contactors, selected wiring device products, premise wiring products, specialized control gear, chart recording products, and industrial control products used in motor control applications such as fuse switches and contactors.

      Hubbell Canada Inc. and Hubbell de Mexico, S.A. de C.V. manufacture and/or market wiring devices, premise wiring products, lighting fixtures and controls, grips, fittings, switches and outlet boxes, hazardous location products, electrical transmission and distribution products and earth anchoring systems. Industrial control products are sold in Canada through an independent sales agent. Hubbell Canada also designs and manufactures electrical outlet boxes, metallic wall plates, and related accessories.

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

      Hubbell also manufactures lighting products, wiring devices, weatherproof outlet boxes, fittings, and power products in Juarez and Tijuana, Mexico. In addition, Hubbell has interests in various other international operations such as a joint venture in Taiwan, and maintains sales offices in Mexico, Singapore, the People’s Republic of China, Hong Kong, South Korea and the Middle East.

      The wiring devices sold by Hubbell’s operations in the United Kingdom, Singapore, Canada and Mexico are similar to those sold in the United States, most of which are manufactured in the United States and Puerto Rico.

      As a percentage of total sales, international shipments from foreign subsidiaries were 10% in 2002, 11% in 2001 and 10% in 2000, with the Canadian and United Kingdom markets representing approximately 39% and 29%, respectively, of the 2002 total.

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

Patents

      Hubbell has approximately 1,142 active United States and foreign patents covering many of its products, which expire at various times. While Hubbell deems these patents to be of value, it does not consider its business to be dependent upon patent protection. Hubbell licenses under patents owned by others, as may be needed, and grants licenses under certain of its patents.

Working Capital

      Hubbell maintains sufficient inventory to enable it to provide a high level of service to its customers. The inventory levels, payment terms and return policies are in accord with the general practices of the electrical products industry and standard business procedures.

Backlog

      Backlog of orders believed to be firm at December 31, 2002 and 2001 were approximately $115.9 million and $91.5 million, respectively. Most of the backlog is expected to be shipped in the current year. Although this backlog is important, the majority of Hubbell’s revenues result from sales of inventoried products or products that have short periods of manufacture.

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

Research, Development, & Engineering

      Research, development and engineering expenditures represent costs incurred in the experimental or laboratory sense aimed at discovery and/or application of new knowledge in developing a new product, process, or in bringing about a significant improvement in an existing product or process. Research, development and engineering expenses are recorded as a component of cost of sales. Expenses for research, development and engineering were $8.9 million in 2002, $7.6 million in 2001 and $10.0 million in 2000. The increased expense in 2002 is attributable to the addition of acquired businesses.

Environment

      The Company is subject to various federal, state and local government requirements relating to the protection of employee health and safety and the environment. The Company believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury to our employees and employees of our customers and that our handling, manufacture, use and disposal of hazardous or toxic substances are in accord with environmental laws and regulations.

      Like other companies engaged in similar businesses, the Company has incurred remedial response and voluntary cleanup costs for site contamination and is a party to product liability and other lawsuits and claims associated with environmental matters, including past production of product containing toxic substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future. However, considering our past experience, insurance coverage and reserves, we do not expect that these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. See also Note 12 — Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Employees

      As of December 31, 2002, Hubbell had approximately 11,476 full-time employees, including salaried and hourly personnel. Approximately 51% of Hubbell’s United States employees are represented by twenty-three labor unions. Hubbell considers its labor relations to be satisfactory.

Item 2.     Properties

      Hubbell’s principal manufacturing facilities, classified by segment are located in the following areas:

			Approximate
		No. of	Floor Area in
Segment	Location	Facilities	Square Feet

Electrical Segment
	Arkansas	2	232,500	114,500 square feet leased
	California	4	399,700	306,700 square feet leased
	Canada	1	42,900
	Connecticut	3	245,700	32,200 square feet leased
	Georgia	1	57,100
	Indiana	1	314,800
	Illinois	2	318,800	95,700 square feet leased
	Mexico	2	277,000	Shared between Electrical and Power Segments
	Minnesota	1	108,300
	Missouri	2	266,000
	Ohio	1	280,000
	Pennsylvania	1	410,000
	Puerto Rico	3	419,500	256,900 square feet leased
	Tennessee	1	246,800
	Texas	2	13,300	Leased
	United Kingdom	4	191,400	105,500 square feet leased
	Virginia	2	471,400
	Washington	1	282,000	Leased
Power Segment
	Alabama	2	288,000
	Mexico	1	235,000	Shared between Electrical and Power Segments
	Missouri	1	804,900
	Ohio	1	90,000
	South Carolina	1	360,000
	Tennessee	1	74,000
Industrial Technology Segment
	Italy	1	27,000	Leased
	New York	1	84,400
	North Carolina	1	81,000	Leased
	Pennsylvania	1	104,900	Leased
	Switzerland	1	68,100	Leased
	United Kingdom	1	40,000	Leased
	Wisconsin	1	94,200	20,000 square feet leased

      Additionally, the Company owns or leases warehouses and distribution centers containing approximately 2,089,900 square feet. The Company believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

Item 3.	Legal Proceedings

      As described in Note 12 — Commitments and Contingencies in the Notes to Consolidated Financial Statements, the Company is involved in various legal proceedings, including workers’ compensation, product liability and environmental matters, including, for each, past production of product containing toxic substances, which have arisen in the normal course of its operations and with respect to which the Company is self-insured for certain incidents at various amounts. Management believes, considering our past experience, insurance coverage and reserves, that the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Class A and Class B common stocks are principally traded on the New York Stock Exchange under the symbols “HUBA” and “HUBB”. The following tables provide information on market prices, dividends declared and number of common shareholders.

	Common A		Common B
Market Prices (Dollars Per Share)
Years Ended December 31,	High	Low	High	Low

2002 — First quarter	32.80	27.71	34.40	28.80
2002 — Second quarter	35.00	30.83	37.30	32.15
2002 — Third quarter	31.40	25.97	34.15	27.83
2002 — Fourth quarter	34.24	25.26	36.60	26.54

2001 — First quarter	29.40	23.90	30.45	23.30
2001 — Second quarter	29.50	23.59	30.98	23.50
2001 — Third quarter	29.75	23.70	30.95	23.40
2001 — Fourth quarter	28.95	26.15	30.16	26.83

	Common A		Common B
Dividends Declared (Cents Per Share)
Years Ended December 31,	2002	2001	2002	2001

First quarter	33	33	33	33
Second quarter	33	33	33	33
Third quarter	33	33	33	33
Fourth quarter	33	33	33	33

Number of Common Shareholders
At December 31,	2002	2001	2000	1999	1998

Class A	843	916	983	1,090	1,176
Class B	3,950	4,174	4,442	4,805	5,153

Item 6.     Selected Financial Data

      The following summary should be read in conjunction with the consolidated financial statements and notes contained herein (dollars and shares in millions, except per share amounts).

	2002		2001	2000		1999	1998

OPERATIONS, years ended December 31,
Net sales	$1,587.8		1,312.2	1,424.1		1,451.8	1,424.6
Gross profit	$409.1	(1)	314.0 (3)	369.1	(4)	409.0	438.2
Special charges (credit), net	$8.3	(1)	40.0 (3)	(0.1	)(4)	—	—
Gain on sale of business	$(3.0)		(4.7)	(36.2)		(8.8)	—
Operating income	$138.5		56.5	184.5		194.4	226.1
Operating income as % of sales	8.7%		4.3%	13.0%		13.4%	15.9%
Cumulative effect of accounting change, net of tax	$25.4	(2)	—	—		—	—
Net income	$83.2	(2)	48.3	138.2		145.8	169.4
Net income as a % of sales	5.2%		3.7%	9.7%		10.0%	11.9%
Net income to common shareholders’ average equity	11.2%		6.4%	17.0%		17.2%	20.3%
Earnings per share — Diluted:
Before cumulative effect of accounting change	$1.81		0.82	2.25		2.21	2.50
After cumulative effect of accounting change	$1.38	(2)	0.82	2.25		2.21	2.50
Adjusted for goodwill amortization(2)	—		0.93 (2)	2.37	(2)	2.32 (2)	2.59 (2)
Cash dividends declared per common share	$1.32		1.32	1.31		1.27	1.22
Average number of common shares outstanding — (diluted)	59.7		58.9	61.3		65.9	67.7
Operating cash flow	$179.4		199.3	123.8		176.0	190.4
Additions to property, plant, and equipment	$21.9		28.6	48.6		53.7	86.1
Cost of acquisitions, net of cash acquired	$270.2		13.7	43.6		38.3	78.4
FINANCIAL POSITION, at year-end
Working capital	$341.6		224.4	123.2		209.4	219.8
Property, plant and equipment (net)	$320.6		264.2	305.3		308.9	310.1
Total assets	$1,410.3		1,205.4	1,448.5		1,407.2	1,390.4
Total debt	$298.7		167.5	359.2		226.7	212.9
Debt to total capitalization(5)	29%		19%	32%		21%	20%
Total debt, net of cash and investments	$167.2		(1.5)	91.5		(4.0)	(14.5)
Common shareholders’ equity:
Total	$744.2		736.5	769.5		855.8	840.6
Per share	$12.47		12.50	12.55		13.00	12.42
NUMBER OF EMPLOYEES, at year-end	11,476		8,771	10,469		10,190	10,562

(1)	In 2002, the Company recorded pretax special charges of $13.7 million which include $5.4 million related to product line inventory write-offs recorded in Cost of goods sold and $8.3 million of other costs recorded as a Special charge. In total, $10.3 million of the charge relates to costs to integrate the lighting companies acquired in 2002. The remaining $3.4 million represents charges associated with the 2001-streamlining program recorded in 2002 as amounts were spent or specific actions were announced.

(2)	On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. As a result of adopting SFAS No. 142, the Company stopped recording goodwill amortization expense. In addition, the Company recorded a goodwill impairment charge of $25.4 million, net of tax, to write-off goodwill associated with one of the reporting units in the Industrial Technology segment. The impairment charge was reported as the cumulative effect of a change in accounting principle.

(3)	In the fourth quarter of 2001, the Company recorded a special charge of $56.3 million, offset by a $3.3 million reversal relating to the 1997 streamlining program. A portion of the total pretax 2001 charge, $13.0 million, relates to product rationalization, which is classified in Cost of goods sold.

(4)	Special charge (credit) for 2000 reflects a special charge, offset by a reduction in the streamlining program accrual established in 1997. In addition, $20.3 million for product rationalization is included in Cost of goods sold.

(5)	Debt to total capitalization is defined as total debt as a percentage of total debt plus total shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

      The Company’s operations are classified into three segments: Electrical, Power, and Industrial Technology. Hubbell serves customers in the commercial and residential construction, industrial, utility, and telecommunications industries. Economic conditions in the commercial construction, industrial, and telecommunications markets had a negative impact on the Company’s 2002 results and are expected to continue to be below the levels of the 1998-2000 period in 2003.

      The Company’s business strategy incorporates the following objectives:

•	Be the preferred supplier of wiring systems, lighting fixtures and controls, rough-in electrical products, and power system components in North America.

•	Position the Company to achieve greater profitability at lower levels of market activity.

•	Pursue productivity improvements throughout the Company.

•	Strengthen the Company’s competitive position in its core markets by pursuing acquisitions.

      Full year 2002 operating results met management’s expectations despite continued weakness in industrial and commercial markets with satisfactory results being achieved in the following areas:

–	Productivity improvement activities focused on product and component outsourcing and supplier cost reduction. With respect to outsourcing, management increased the dollar value of product procured from low cost sources of supply such as the Far East and expects this activity to increase 10% – 20% to in excess of $100 million in 2003. The Company expects supplier consolidation, reverse auctions and partnering will continue to shorten lead times, improve quality and delivery and lower costs.

–	Actions associated with the 2001 streamlining and cost reduction program were completed. This program was primarily undertaken to reduce the fixed cost structure of the Company and realign employment to levels better matched with lower actual and forecast rates of incoming business. Further, the program resulted in improved operating margins in 2002 which reflect the following:

•	Facility reductions

•	Product rationalization and exiting certain product lines

•	Outsourcing of non-core products and components to lower cost supply sources

•	Workforce reductions

      Looking ahead, improvements in profitability are expected to result from the following:

–	In the fourth quarter of 2002, the Company recorded a restructuring charge of $10.3 million to provide for costs associated with integrating the recently acquired lighting businesses. This restructuring plan for facility consolidation, force reductions, and product rationalization will combine the Company’s original lighting business with the newly acquired LCA lighting business.

–	The Company has invested significant resources in Lean Sigma initiatives related to factory and manufacturing process improvements through training, consulting and kaizen events. Management expects to begin realizing modest net savings from these initiatives beginning in 2003. The Company plans to invest even more time and resources in Lean Sigma initiatives in 2003.

      Full year sales and operating income in 2002 benefited from the following acquisitions that were completed over the last five quarters.

•	MyTech Corporation (“MyTech”), purchased in October 2001, specializes in technological innovation in occupancy sensor-based controls vital to the energy conservation capability of modern lighting systems. This business was added to the Company’s Electrical segment.

•	LCA Group Inc., the domestic lighting fixture business of U.S. Industries, Inc., completed in April 2002. LCA manufactures and distributes a wide range of outdoor and indoor lighting products to commercial, industrial, institutional, and residential markets under various brand names. This business was added to the Company’s Electrical segment.

•	Hawke, a U.K.-based global leader in brass cable glands and connectors, acquired in February 2002, was also added to the Company’s Electrical segment.

•	The utility pole line hardware business of Cooper Power Systems, Inc., a subsidiary of Cooper Industries, Ltd., (“Cooper”) completed in September 2002. This business has been merged with complementary product lines within the Company’s Power segment.

      MyTech, Hawke, and the LCA lighting companies are in businesses that expand the breadth of the current product and brand offerings of the Company’s Electrical segment. The Cooper pole line hardware business complements the existing product lines of the Company’s Power segment and also expands the breadth of the current products offered in this segment.

      The Company’s growth strategy contemplates acquisitions in its core businesses. The rate and extent to which appropriate acquisition opportunities become available, acquired companies are integrated and anticipated cost savings are achieved can affect the Company’s results.

2002 Compared to 2001

Net Sales

      Consolidated net sales for the year ended December 31, 2002 were $1,587.8 million, an increase of 21% over the year ended December 31, 2001. This increase is attributed to the 2001 fourth quarter and 2002 acquisitions. Excluding the sales from the acquired businesses, consolidated net sales decreased approximately 10% compared with the prior year as demand from non-residential construction and industrial markets declined year over year. However, residential and consumer/home center demand grew during 2002. Refer to “Segment Results” within Management’s Discussion and Analysis for more detailed information on performance by segment.

Gross Profit

      The consolidated gross profit margin for 2002 was 25.8% compared to 23.9% in 2001. Approximately two-thirds of the year over year increase is due to improved efficiencies resulting from facility consolidations and lower operating costs, primarily as a result of actions associated with the 2001 streamlining and cost reduction program. The remaining increase is a result of lower costs being incurred in 2002 for inventory write-offs in connection with product line rationalization activities, which reduced the full year gross margin by 0.3% in 2002 and 1.0% in 2001. Acquisitions did not have any material effect on the consolidated gross margin percentage in 2002 or 2001. Refer to further discussion under “Special Charges — 2002” within Management’s Discussion and Analysis.

Selling & Administrative (S&A) Expenses

      S&A expenses were 16.7% of net sales in 2002 compared with 16.9% in 2001. This improvement reflects the impact of S&A workforce reductions implemented in connection with the 2001 streamlining and cost reduction program as well as lower corporate overhead expenses as a percentage of sales.

Special Charges

      See separate discussion below.

Gain on Sale of Business

      In April 2000, the Company completed the sale of its WavePacer Digital Subscriber Line (“DSL”) assets to ECI Telecom Ltd. (“ECI”) for a purchase price of $61.0 million. The Company recognized a pretax gain on this sale of $36.2 million in 2000. At the time of sale, the Company retained a contractual obligation to supply product to the buyer at prices below manufacturing cost, resulting in an adverse commitment. In December 2001, management revised the remaining adverse commitment accrual to reflect lower known and projected orders through the contract expiration date and recorded an additional pretax gain on sale of business of $4.7 million.

      In September 2002, the Company entered into an agreement modifying the original manufacturing contract. In accordance with the modification agreement, final quantities were shipped and the Company was released from all service and warranty obligations. In 2002, the total gain recognized from reduction of the contractual obligation provision was $3.0 million, pretax.

Operating Income

      Operating income increased 145% due primarily to a reduction in special charges (including amounts charged to cost of goods sold) of approximately $39 million, the incremental profit from acquired businesses, and operating efficiencies and productivity gains in 2002 in connection with streamlining and cost reduction programs. In 2003, the Company expects to improve operating margin by approximately 100 basis points through further productivity improvements, as described above on page 13.

Other Income/ Expense

      In 2002, investment income declined by $4.6 million versus 2001 due to lower average cash and investment balances and lower average interest rates received on cash and investments. Investment balances were lower in 2002 as excess cash was used to repay commercial paper. Interest expense increased by $2.3 million in 2002 compared to 2001 as a result of higher average debt as long-term debt and commercial paper borrowings increased due to the funding of the LCA and Hawke acquisitions. The weighted-average interest rate applicable to total debt outstanding during 2002 was 5.0% consistent with 2001. Other income, net, in 2002 was $0.4 million, a decrease of $3.9 million from 2001. Other income, net, in 2001 included $3.6 million of pretax gains recognized on the sale of leveraged lease investments.

Income Taxes

      The Company’s effective tax rate was 14.5% for 2002 compared to 13.4% for 2001. The 2002 rate reflects the impact of a tax benefit of $5.0 million recorded in the second quarter in connection with the settlement of a fully reserved tax issue with the U.S. Internal Revenue Service. The Company also recorded a reduction of tax expense of $5.8 million in the fourth quarter 2002 as a result of filing amended Federal income tax returns for the years 1995 through 2000. The amended filings reflect refund claims resulting from an increase in the credit for research and development activities during each of these years. The actual receipt of cash from these claims is not expected to occur until after the IRS has approved the claims. The Company applied a tax rate of 38% to total 2002 special charges of $13.7 million, the effective rate for domestic operations where these charges were incurred. Excluding these items, the Company’s effective tax rate was 24% for 2002. In 2001, the Company’s effective tax rate was 13.4% as a result of recording the special charge in the fourth quarter of 2001, which substantially reduced the percentage of earnings derived from domestic operations, which have comparatively higher tax rates.

      The Company expects its effective tax rate to increase in 2003 to approximately 27% as a result of an increase in overall earnings being derived from domestic operations.

Income and Earnings Per Share (Before Cumulative Effect of Accounting Change)

      Income and diluted earnings per share before the cumulative effect of an accounting change in 2002 improved versus 2001 as a result of earnings accretion from acquired businesses and lower special charges in 2002 compared to 2001. In addition, the following items affect the comparability of the 2002 and 2001 net income and earnings per share before the cumulative effect of accounting change:

	2002	2001

	(After tax,
	in millions)

Gain on sale of business	$(1.9)	$(2.9)
Reduction in tax expense/tax benefit	(10.8)	—
Special charges, net	8.5	35.5
Goodwill amortization	—	6.8

Cumulative Effect of Accounting Change

      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company performed initial impairment tests of the recorded value of goodwill during 2002. As a result of this process the Company identified one reporting unit within the Industrial Technology segment with a book value, including goodwill, which exceeded its fair value. The Company recorded a non-cash charge of $25.4 million, net of tax, or $0.43 per share-diluted to write-down the full value of the reporting unit’s goodwill. This charge is reported as the cumulative effect of accounting change retroactive to January 1, 2002.

Special Charges

Special Charges — 2002

      Full year operating results in 2002 reflect pretax special charges of $13.7 million, ($8.5 million net of tax), of which $12.4 million or 91% were recorded in the fourth quarter. These costs include an amount of $5.4 million related to product line inventory write-offs recorded in Cost of goods sold and $8.3 million of other costs recorded as a special charge.

     Lighting Integration

In total, $10.3 million of the pretax charges relate to costs to integrate the lighting businesses acquired in 2002. This amount is comprised of $5.4 million of product line rationalization costs associated with the write-off of discontinued inventory, primarily of the Company’s legacy lighting operation. In addition, $4.9 million of costs were recorded to close and consolidate facilities. An additional $2.0 million of costs were accrued in purchase accounting related primarily to severance benefits at an LCA operation being exited and consolidated with other operations.

Substantially all actions contemplated in the lighting integration are scheduled for completion by June 30, 2003. Cash expenditures under the program will approximate $4.5 million for severance and other costs associated with facility closures.

The Company anticipates additional pretax costs in the range of $15 to $20 million to be charged against income in 2003 as additional lighting integration actions are finalized and announced or implemented. These future costs did not meet the criteria for accrual under generally accepted accounting principles as of December 31, 2002. In total, lighting restructuring actions are expected to provide $15 to $20 million in annual pretax savings when fully implemented. However, it is likely that a portion of these savings will be used to offset costs and other competitive pressures that arise in the future, rather than adding to reported results of operations in future years.

     2001 Streamlining Program

The 2002 special charges includes $3.4 million of costs related to the streamlining and cost reduction program (the “Plan”) announced at the end of 2001 and is comprised of a variety of individual program costs associated with actions undertaken to reduce the productive capacity of the Company and realign employment levels to better match with lower actual and forecast rates of incoming business. In total, the Plan required a cumulative charge to profit and loss of $52.0 million consisting of the 2002 special charges of $3.4 million and $48.6 million of charges recognized in 2001. The 2002 special charge of $3.4 million is net of $0.9 million of income resulting from a reversal of costs accrued at the end of 2001.

      Further details of the special charges recorded and exit costs accrued in purchase accounting during 2002 are contained in Note 2 — Special and Non-recurring Charges in the Notes to Consolidated Financial Statements.

Special Charges — 2001

      Full year operating results in 2001 included special charges of $56.3 million offset by a $3.3 million reduction in the streamlining program accrual established in 1997. These net costs, which were recorded in the fourth quarter, total $53.0 million ($35.5 million net of tax), of which $40 million was reported as special charges and $13 million was included in Cost of goods sold. The total cost consists of the following (pretax, in millions):

2001 streamlining and cost reduction program	$48.6
Reversal: Excess 1997 streamlining cost accruals	(3.3)
2001 non-recurring charges	7.7

Total	$53.0

      Further details of actions and costs comprising the 2001 streamlining program are contained in Note 2 — Special and Non-recurring Charges in the Notes to Consolidated Financial Statements. Substantially all actions contemplated in the Plan were completed by December 31, 2002. Total cash expenditures will approximate $16 million for severance and other costs of facility closings, prior to an estimated $10.0 million in asset sale recoveries, of which $9.0 million in asset sale proceeds have been received. The Plan is expected to provide $20 million in ongoing annual savings primarily realized through lower manufacturing, selling and administrative costs which have been substantially achieved in 2002. Savings are expected to be realized approximately equally in each segment. The Electrical segment is expected to benefit from product outsourcing and reduced overhead in electrical products and lighting due to facility consolidation and headcount reductions. In the Power segment, a facility closure is expected to reduce the manufacturing cost of certain apparatus products and reduce administrative costs. In the Industrial Technology segment, the actions are expected to improve profitability by reducing overhead costs through facility consolidation and headcount reduction.

2001 Non-recurring Charge

      In 2001, non-recurring charges were incurred related to environmental remediation actions at two previously exited facilities in anticipation of their divestiture and costs associated with an acquisition that was not expected to be completed. Remediation of environmental contaminants at the two previously exited sites was estimated to cost $6.0 million. Remediation at one of the sites is a condition of the sale of the property negotiated in the fourth quarter of 2001. The remediation at the second site is a result of contaminates discovered for which environmental assessments were completed and amounts recorded in the fourth quarter of 2001. The amounts recorded are expected to be sufficient to restore the properties to acceptable environmental standards and prepare the sites for divestiture. The uncompleted acquisition costs relate to due diligence expenses of $1.7 million associated with an initial effort to purchase LCA, which was considered unsuccessful at December 31, 2001. All of these charges were recorded in the Electrical segment.

Special Charges — 2000

      Operating results in 2000 included special charges of $34.2 million related primarily to inventory writedowns, asset impairments and severance charges reflecting management actions to streamline product offerings and consolidate operations. These charges were offset by a $10.5 million reduction in the streamlining program accrual established in 1997. These net charges, which were recorded in the first and second quarters of 2000, total $23.7 million ($17.8 million net of tax). Further detail of actions and the components comprising 2000 net special charges are contained in Note 2 — Special and Non-recurring Charges in the Notes to Consolidated Financial Statements.

Segment Results

	Electrical Segment

	2002	2001

	(In millions)
Net Sales	$1,142.5	$837.7
Operating Income	103.1	54.9
Operating Margin	9.0%	6.6%

      Electrical segment sales increased 36% primarily as a result of the addition of acquired businesses, with the acquired lighting business having the largest impact. The overall content of lighting fixture sales in the segment’s total sales increased from approximately 30% to 50%. Excluding the acquired businesses, Electrical segment sales decreased 12% as a result of sluggish industrial and non-residential construction markets which negatively affected sales in the wiring device and lighting businesses. Harsh and hazardous sales were essentially flat year over year. Partially offsetting these declines was an increase in market share at Raco/ Bell. Operating income in 2001 reflects a special charge of $25.0 million, compared to a special charge of $12.4 million in 2002. The segment’s operating profit margin, excluding special charges, improved due to the contribution of the acquired businesses at higher than average margins, as well as from productivity improvements at Raco/ Bell, both of which were aided by strong residential market conditions in 2002.

	Power Segment

	2002	2001

	(In millions)
Net Sales	$325.8	$335.0
Operating Income	32.9	3.1
Operating Margin	10.1%	1.0%

      Power segment net sales declined 3% versus the prior year. The sales performance reflects lower demand due to ongoing uncertainty surrounding utility markets. Utility customers continued to delay capital investment programs as liquidity concerns, the collapse of energy trading, and the lack of a firm federal energy policy made new commitments difficult. Operating income in 2001 reflects a special charge of $21.3 million compared to a special charge of $0.5 million in 2002. Despite the lower sales volume, the 2002 operating margin, excluding special charges, improved by three percentage points. This improvement was the result of lower costs and productivity improvements associated with completing restructuring actions announced at the end of 2001. In addition, the absence in 2002 of charges totaling $6.8 million for a customer bankruptcy and an impairment of manufacturing facility assets in 2001 also contributed to the improvement in operating margin.

	Industrial
	Technology
	Segment

	2002	2001

	(In millions)
Net Sales	$119.5	$139.5
Operating Income (Loss)	2.5	(1.5)
Operating Margin	2.1%	N/A

      Industrial Technology segment sales declined 14% versus 2001 as a result of weak demand for the test sets produced by the Company’s high voltage test and measurement businesses and reduced spending by customers in steel processing and heavy industry markets. This decline was partially offset by increased sales of specialty communications by the segment’s GAI-Tronics Corporation (“GAI-Tronics”) business, which manufactures communications systems designed for indoor, outdoor and hazardous environments. Operating income in 2001 reflects $6.7 million of special charges compared to $0.8 million of special charges in 2002. Excluding special charges, operating margins declined in 2002 as a result of lower volume and inventory write-downs associated with excess inventory due to declining demand and unrecoverable valuations.

2001 Compared to 2000

Net Sales

      Consolidated net sales declined 8% in 2001 compared to 2000 as a result of widespread economic weakness throughout the Company’s markets in 2001 and, in particular, the period following the terrorist events of September 11. Although depressed economic conditions negatively affected sales in a majority of the Company’s product lines, improvements in customer service and modest growth in oil & gas markets provided positive year-over-year comparisons in the Company’s electrical and harsh and hazardous product offerings. Sales and profits in 2001 also reflect a full year’s results of GAI-Tronics, which was acquired in July 2000.

Gross Profit

      The consolidated gross profit margin was 23.9% in 2001 compared with 25.9% in 2000. Inventory rationalization charges reflected in gross profit were $13.0 million and $20.3 million in 2001 and 2000. As such, on a comparative basis, excluding these costs, gross profit margin declined in excess of three percentage points. This decline is primarily a result of unabsorbed manufacturing costs incurred as a result of the steep volume declines and an unfavorable mix of sales. See discussion below under Operating Income.

Selling and Administrative (S&A) Expenses

      S&A expenses increased as a percentage of sales in 2001 versus 2000 due to the full year inclusion of GAI-Tronics, which generates higher S&A costs than the Company’s average, the cost of senior management and employee severance actions and an increase in customer bad debt expense.

Special Charges

      See separate discussion above.

Gain on Sale of Business

      In April 2000, the Company completed the sale of its DSL assets to ECI for a purchase price of $61.0 million. The Company recognized a pretax gain on this sale of $36.2 million in the second quarter of 2000. At the time of sale, the Company retained a contractual obligation to supply product at prices below manufacturing cost, resulting in an adverse commitment. In December 2001, management revised the remaining adverse commitment accrual to reflect lower known and projected orders from ECI through the contract expiration date and recorded an additional pretax gain of $4.7 million.

Operating Income

      Operating income in 2001 versus 2000 reflected an increase in special charges, net (including product rationalization costs) of approximately $32.8 million and a reduction in gains on sale of business of $31.5 million, as follows (pretax, in millions):

	2001	2000

Reported operating income	$56.5	$184.5

Special charges (credit), net	40.0	(0.1)
Product rationalization costs	13.0	20.3
Gains on sale of businesses	(4.7)	(36.2)

      Operating income declined 69%, of which 31% related to the effects in both years of special charges and gains on sale of business. The remaining 38% decline exceeded the percentage decline in sales primarily due to the effect of unabsorbed fixed manufacturing costs and by having a larger proportion of lower margin sales in the overall sales mix. However, cost reduction actions, which began in the fourth quarter of 2000, contained the margin decline by reducing variable costs associated with lower sales and partly reducing fixed costs. To further these efforts, the Company completed development in December 2001 of a comprehensive plan to reduce manufacturing capacity and fixed costs and recorded a net $48.6 million pre-tax charge to cover the cost of facility closures, workforce reductions, outsourcing and other actions.

Other Income/ Expense

      Investment income declined 34% in 2001 versus 2000 due to lower average cash and investments balances and lower average interest rates received on cash and investments. Similarly, year-over-year interest expense declined 21% due to lower average debt levels and lower average interest rates on the Company’s outstanding commercial paper borrowing. During the third quarter 2001, the Company repositioned a significant portion of its long-term investment portfolio to better match the maturity dates of the securities owned with investment requirements. Overall, this repositioning shortened the average maturity period of the portfolio. The repositioning resulted from revised investment requirements being agreed with the Puerto Rican government following passage of the 1998 Tax Incentives Act in Puerto Rico.

      Other income, net, in 2001 and 2000 includes $3.6 million and $3.2 million, respectively, of pretax gains on sale of leveraged lease investments. In 2001, a leveraged lease investment was liquidated which no longer represented a tax/investment strategy consistent with the Company’s objectives. The prior year first quarter also included a gain on sale of similar leveraged lease investments in contemplation of their pending expiration. The 2001 transaction fully liquidated the Company’s portfolio of leveraged lease investments.

Income Taxes

      The Company’s effective tax rate for 2001 of 13.4% was significantly lower than the prior year rate of 25% as a result of recording the special charge in the fourth quarter of 2001, which substantially reduced the overall percentage of earnings being derived from domestic operations.

Net Income

      Net income declined in response to the decline in segment operating profit. The percentage decline in diluted earnings per share was lower than the percentage decline in net income as a result of a 2.5 million reduction in average diluted shares outstanding which occurred in connection with the 1997 share repurchase program.

Segment Results

	Electrical Segment

	2001	2000

	(In millions)
Net Sales	$837.7	$928.6
Operating Income	54.9	139.3
Operating Margin	6.6%	15.0%

      Electrical segment sales declined 10% due to significantly lower orders in the segment’s wiring devices and lighting product lines and from a decline in demand from data/telecommunications customers affecting sales of premise wiring and the multiplexing products of Pulse Communications (“Pulse”). Partially offsetting these declines were improved sales of electrical boxes and fittings resulting from improvements in customer service, and stronger harsh/hazardous electrical products markets associated with an increase in energy exploration and processing projects. Operating income declined 61% in 2001 versus 2000 and included a special charge of $25 million compared to a special charge of $19.2 million in 2000. In addition, gains on sale of business were $4.7 million and $36.2 million in 2001 and 2000, respectively. Excluding special charges and gains on sale of business, the segment’s operating profits on a comparative basis fell by 39% in 2001 due to unabsorbed manufacturing expenses and the volume decline in higher margin industrial application products.

	Power Segment

	2001	2000

	(In millions)
Net Sales	$335.0	$372.9
Operating Income	3.1	36.0
Operating Margin	0.9%	9.7%

      Power segment sales declined 10% on lower shipments across most product families including over-voltage, connectors, apparatus and tool & rod. Full year sales in this Segment reflect a slowing, which began in the second half of 2000, in order input from utility industry customers. Lower utility industry demand was attributable to generally weak economic conditions and the industry’s emphasis on investment in generating capacity as opposed to the segment’s distribution and transmission products. Operating income declined 91% in 2001 versus 2000 and included $21.3 million of special charges compared to $3.7 million in 2000. Excluding the special charges, operating income declined 39% in 2001 due to lower sales and unabsorbed fixed costs. In addition, the segment incurred an expense of $3 million in connection with a third quarter customer bankruptcy and a $3.8 million expense in the second quarter related to the impairment of surplus cast iron foundry equipment which was abandoned due to lower demand.

	Industrial
	Technology
	Segment

	2001	2000

	(In millions)
Net Sales	$139.5	$122.6
Operating Income (Loss)	(1.5)	9.2
Operating Margin	N/A	7.5%

      Industrial Technology segment sales increased 14% versus 2000 primarily as a result of the July 2000 acquisition of GAI-Tronics. However, excluding the contribution from the GAI-Tronics acquisition, sales fell 16% as a result of the segment’s reliance on domestic industrial markets including steel processing and industrial controls, which were in recession for most of 2001. In addition, worldwide demand fell sharply during the year for the test sets produced by the Segment’s high voltage test businesses. Operating income in 2001 reflects $6.7 million of special charges compared to $0.8 million of special charges in 2000. Operating income in 2001 also reflects the full year results from GAI-Tronics. Operating income in 2001 declined due to the sharp increase in special charges and the decline in sales, which outpaced management’s ability to respond with cost reduction actions.

LIQUIDITY AND CAPITAL RESOURCES

Investments in the Business

      During 2002, the Company completed the acquisitions of LCA, Hawke, and a pole-line hardware business. Through December 31, 2002, these acquisitions resulted in cash outflows of approximately $270 million with financing coming from additional long-term borrowings and available cash. All of the Company’s 2002 acquisitions are consistent with the Company’s strategy to strengthen its competitive position in core markets.

      In 2002, the Company spent approximately $22 million on additions to property, plant and equipment, a decline of approximately 23% from 2001 due to management’s emphasis on asset optimization and redeployment, as opposed to new capital investment, in connection with the Company’s lean manufacturing initiatives.

      The Company continues to invest in process improvement through lean initiatives. Investments in training, consulting, and kaizen events have taken the Company through an initial phase of lean initiatives. Management estimates that the financial benefits of these activities, to date, essentially equal implementation costs and expects to begin realizing modest net savings from these initiatives beginning in 2003.

      In December 2000, the Company’s Board of Directors authorized repurchase of $300 million of Class A and Class B shares. Through December 31, 2002 there have been no purchases under this authorization.

Cash Flow

	December 31,

	2002	2001

	(In millions)
Net cash provided by (used in):
Operating activities	$179.4	$199.3
Investing activities	(237.5)	32.6
Financing activities	64.7	(273.3)

Net change in cash and temporary cash investments	$6.6	$(41.4)

      Cash provided by operations in 2002 declined approximately $20 million compared to 2001 due primarily to higher cash contributions to the Company’s defined benefit pension plans and cash paid out for tax settlements. These declines were partially offset by higher net income, adjusted for the non-cash charge of $25.4 million in connection with the adoption of SFAS 142. Cash provided by operations in 2001 included a tax refund of approximately $9 million. As a result of the declining equity investment markets during 2002, the Company made a cash contribution to its domestic, qualified, defined benefit pension plans totaling $25 million in the fourth quarter 2002. The Company also recorded a non-cash charge to equity of $12.4 million, after tax, in the fourth quarter 2002 to recognize an additional minimum pension liability. Additional information regarding the Company’s assumptions with respect to its pension plans is included under “Liquidity” within Management’s Discussion and Analysis.

      Investing cash flows in 2002 primarily reflect the acquisitions of LCA, Hawke, and the pole-line hardware business for a total cash outlay of $270.2 million. Capital expenditures totaled $21.9 million for 2002 compared to $28.6 million in 2001. Purchases and maturities/sales of held-to-maturity investments in 2002 provided $44.5 million of cash flow in 2002 and $58 million in 2001. Investing cash flows in 2001 reflect the purchase of MyTech for $13.7 million and the liquidation of leveraged lease investments of approximately $13 million.

      Financing cash flows reflect repayments of commercial paper of $67.7 million in 2002 compared to a repayment of $191.8 million in 2001. Dividend payments in 2002 and 2001 were $77.8 million and $77.4 million, respectively. Cash generated as a result of stock options exercised in 2002 and 2001 were $11.5 million and $5.8 million, respectively. Additionally, 2002 financing cash flows reflect the proceeds from $200 million of senior notes issued in May 2002. In 2001, investing cash flows included $9.9 million of cash utilized to repurchase Hubbell common stock.

Working Capital

	December 31

	2002	2001

	(In millions)
Current Assets	$596.3	$508.3
Current Liabilities	254.7	283.9

Working Capital	$341.6	$224.4

      Working capital increased approximately $117 million, or 52%, in 2002 compared to 2001. The increase was due to the addition of acquired businesses in 2002. The current ratio increased in 2002 as a result of having no outstanding commercial paper as of December 31, 2002 compared to a balance of approximately $68 million as of December 31, 2001. Working capital initiatives are in place at all Company locations, which emphasize improved inventory management and faster collections of accounts receivable. For the two year period ended December 31, 2002, inventory decreased by approximately $127 million, net of the effect on inventories of businesses acquired. As of December 31, 2002, the number of days of inventory on hand and the number of days sales outstanding in accounts receivable improved by 18 and 4 days, respectively, compared to December 31, 2001. In addition, as of December 31, 2002 accounts payable days outstanding increased by 6 days compared with December 31, 2001. Inventory management, accounts receivable days sales outstanding, and accounts payable days outstanding will continue to be a primary area of focus for management.

Capital Structure

      Hubbell’s total capitalization (consisting of total debt and shareholders’ equity) was $1,042.9 million at the end of 2002 compared to $904 million at the end of 2001.

	2002	2001

	(In millions)
Total Debt	$298.7	$167.5
Total Shareholders’ Equity	744.2	736.5

Total Capital	$1,042.9	$904.0

Debt to Total Capital	29%	19%

Cash and Investments	$131.5	$169.0
Debt, Net of Cash and Investments	$167.2	$(1.5)

Net Debt to Total Capital	16%	N/A

      As of December 31, 2002, the debt to capital ratio increased to 29% from 19% as of December 31, 2001. The increase in debt funded the 2002 acquisitions, which took place in the first half of 2002. Total debt increased approximately $131 million since December 31, 2001. Net debt (defined as total debt less cash and investment balances) increased approximately $169 million since December 31, 2001 as a result of increased debt to fund 2002’s acquisitions, partly offset by free cash flow after payment of dividends.

      As of December 31, 2002, the Company’s debt consisted solely of long-term senior notes. These notes are fixed rate indebtedness, with $100 million and $200 million being due in 2005 and 2012, respectively. As of December 31, 2001, total debt consisted of one long-term senior note in the amount of $100 million due in 2005 and short term commercial paper totaling $67.7 million. In April 2002, the Company issued $250 million of commercial paper to fund the purchase of LCA. In May 2002, the Company sold $200 million in senior notes, the proceeds of which were used to partially repay the $250 million of commercial paper. Prior to the issuance of the notes, the Company entered into a forward interest rate lock to hedge its exposure to fluctuations in the treasury rates, which resulted in a loss of $1.3 million during the second quarter of 2002. This amount was recorded in accumulated other comprehensive income and will be amortized over the life of the notes. During the third and fourth quarters of 2002, the Company repaid the remaining outstanding balance of commercial paper using cash provided from operations.

      Borrowings were also available from committed bank credit facilities during the year, although these facilities were not used in 2002. In July 2002, the Company terminated its existing $150 million credit facility and replaced it with a new, three-year $200 million credit facility. This credit facility serves as a backup to the Company’s commercial paper program. Borrowings under credit agreements generally are available with an interest rate equal to the prime rate or at a spread over the London Interbank Offered Rate (LIBOR). Annual commitment fee requirements to support availability of the credit facility total approximately $0.2 million. The Company’s credit facility includes covenants that the Company’s shareholders’ equity will be greater than $524.6 million and total debt will not exceed $750 million. The Company was in compliance with all debt covenants at December 31, 2002.

      Although not the principle source of liquidity for the Company, management believes these facilities are capable of providing significant financing at reasonable rates of interest. However, a significant deterioration in results of operations or cash flows, leading to deterioration in financial condition, could either increase the Company’s borrowing costs or restrict the Company’s ability to sell commercial paper in the open market. The Company has not entered into any other guarantees, commitments or obligations that could give rise to unexpected cash requirements.

      The Company’s long-term notes are not callable and are only subject to accelerated payment prior to maturity if the Company fails to meet certain non-financial covenants, all of which were met at December 31, 2002 and 2001. The most restrictive of these covenants limits the Company’s ability to enter into mortgages and sale-leasebacks of property having a net book value in excess of $5 million without the approval of the Note holders.

Liquidity

      Management measures the Company’s liquidity on the basis of its ability to meet short- term and long-term operational funding needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, access to bank lines of credit and the Company’s ability to attract long-term capital with satisfactory terms.

      Strong internal cash generation together with currently available cash and investments, available borrowing facilities, and an ability to access credit lines if needed, are expected to be more than sufficient to fund operations, the current rate of dividends, capital expenditures, and any increase in working capital that would be required to accommodate a higher level of business activity. The Company actively seeks to expand by acquisition as well as through the growth of its present businesses. While a significant acquisition may require additional borrowings, the Company believes it would be able to obtain financing based on its favorable historical earnings performance and strong financial position.

      The funded status of the Company’s pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Recent declines in the value of securities traded in equity markets coupled with declines in long-term interest rates have had a negative impact on the funded status of the plans. During 2002, the Company contributed $25.0 million to its domestic, qualified, defined benefit pension plans. The Company anticipates it will make contributions to its domestic, qualified, defined benefit pension plans in 2003 in the range of $25 – $35 million.

      In 2002, the Company estimated that the expected long-term rate of return on plan assets would be 9% based on the Company’s actual pension plan asset return, which averaged approximately 9% over the past 10 years. A one percentage point plus or minus change in the expected long-term rate of return on plan assets would have a pretax impact on 2003 pension expense of approximately $2.7 million. The Company decided to reduce its expected long-term plan asset rate of return to 8.5% beginning in 2003. The expected long-term rate of return on assets is applied to the fair market value of plan assets to produce the expected return on plan assets that is included in pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) ultimately affects future pension expense through the amortization of gains (losses).

      At the end of each year, the Company determines the discount rate to be used to calculate the present value of pension plan liabilities. The discount rate is an estimate of the current interest rate at which the liabilities could effectively be settled at the end of the year. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments with maturities that closely match the expected funding period of the Company’s liability. At December 31, 2002, the Company determined this rate to be 6.75%, a decrease of 50 basis points from the rate used at December 31, 2001. A change of plus or minus one percentage point in the discount rate would have a pretax impact on 2003 pension expense of approximately $2.0 million.

      The Company’s shareholders’ equity is impacted by a variety of factors, including those items that are not reported in earnings but are reported directly in equity, such as foreign currency translation, minimum pension liability adjustments, unrealized holding gains and losses on available-for-sale securities and cash flow hedging transactions. The Corporation recorded a $12.4 million after-tax charge to equity, reflecting the increase in the additional minimum liability under its pension plans. See the Consolidated Statement of Changes in Shareholders’ Equity for additional information.

Debt Ratings

      Debt ratings of the Company’s debt securities at December 31, 2002, appear below:

Moody’s
	Standard &	Investor
	Poors	Services	Fitch

Senior Unsecured Debt	A+	A3	A
Commercial Paper	A1	P2	F1

Contractual Obligations

      A summary of the timing of the Company’s contractual obligations during the next five years is as follows (in millions):

		Payments due by period

				More than
Contractual Obligations	Total	1-3 Years	4-5 Years	5 Years

Long-term debt obligations	$298.7	$99.8	—	$198.9
Operating lease obligations	46.9	21.5	$5.3	20.1

Total	$345.6	$121.3	$5.3	$219.0

Critical Accounting Policies

      Note 1 to the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the Company’s financial statements.

      The Company is required to make estimates and judgments in the preparation of its financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. The Company continually reviews these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in total estimates and assumptions used by management could have a significant impact on the Company’s financial results. The Company believes that the following are among its most significant accounting policies. They utilize estimates about the effect of matters that are inherently uncertain and therefore are based on management’s judgment.

Revenue Recognition

      The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Revenue is recognized when title to goods and risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services rendered and the price is determinable and collectibility reasonably assured. Revenue is typically recognized at time of shipment. Sales are recorded net of estimated returns, rebates and discounts. Refer also to Credit and Collections below.

Inventory Valuation

      Periodically the Company evaluates the carrying value of its inventories to ensure they are carried at the lower of cost or market. Such evaluation is based on management’s judgment and use of estimates, including sales forecasts, gross margins for particular product groupings, planned dispositions of product lines, technological events and trends and overall industry trends. In addition, the evaluation is based on changes in inventory management practices which may influence the timing of exiting products and method of disposing of excess inventory.

Credit and Collections

      The Company maintains allowances for doubtful accounts receivable in order to reflect the potential uncollectibility of receivables related to purchases of products on open credit. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances against income. Further, certain of the Company’s businesses deal with significant volumes of customer deductions and debits, as is customary in electrical products markets. These deductions primarily relate to pricing, quantity of shipment, item shipped and, in certain situations, quality corrections. This situation requires management to estimate at the time of sale the value of shipments that should not be recorded as revenue equal to the amount which is not expected to be collected in cash from customers. Management primarily relies upon historical trends to estimate these amounts at time of shipment.

Employee Benefits Costs and Funding

      The Company sponsors domestic and foreign defined benefit pension and defined contribution as well as other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on the plan assets, rate of increase in employee compensation levels and health care cost increase projections. Assumptions are determined based on company data and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. Further discussion on the assumptions used in the current year and plans for next year are included in “Liquidity” within Management’s Discussion and Analysis.

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

      At December 31, 2002 and 2001, the Company had deferred tax assets of $43.1 million and $28.7 million, respectively. At December 31, 2001, management determined that these assets will be fully realized and, therefore, no valuation allowance was recorded against these balances. At December 31, 2002 management determined that a valuation allowance in the amount of $4 million should be provided for tax operating loss carryforward benefits of certain international locations because it is more likely than not that some or all of the deferred tax asset will not be realized in the future.

      The factors used to assess the likelihood of realization are the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income can affect the ultimate realization of the net deferred tax assets.

      In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Internal Revenue Service and other tax authorities routinely review the Company’s tax returns. These audits can involve complex issues, which may require an extended period of time to resolve. Any additional impact as a result of these examinations on the Company’s liability for income taxes cannot be presently determined. In management’s opinion, adequate provision has been made for potential adjustments arising from these examinations.

Contingent Liabilities

      The Company is subject to proceedings, lawsuits, and other claims or uncertainties related to environmental, legal, product and other matters. The Company assesses the likelihood of an adverse judgment or outcome to these matters, as well as the range of potential losses. A determination of the reserves required, if any, is made after careful analysis, including consultations with outside advisors, where applicable. The required reserves may change in the future due to new developments.

Valuation of Long-Lived Assets

      The Company’s long-lived assets include land, buildings, equipment, molds and dies, purchased software, goodwill and other intangible assets. Long-lived assets, other than goodwill and indefinite-lived intangibles, are depreciated over their estimated useful lives. Management reviews depreciable long-lived assets for impairment to assess recoverability from future operations using undiscounted cash flows. For these assets, no impairment charges were recorded in 2002, except for certain lighting assets affected by the integration of the LCA companies, as discussed under “Special Charges” within Management’s Discussion and Analysis.

      Goodwill and indefinite-lived intangible assets are reviewed annually for impairment under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. The identification and measurement of impairment of goodwill and indefinite-lived intangible assets involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about discounted expected future cash flows. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. An impairment charge of $25.4 million related to goodwill was recorded in 2002 as the cumulative effect of an accounting change and charged against income. Refer to “Cumulative Effect of Accounting Change” within Management’s Discussion and Analysis.

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

Recently Issued Accounting Standards

      In November 2001, FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”. SFAS No. 143 establishes accounting standards for the recognition and measurement of asset retirement obligations associated with the retirement of tangible long-lived assets that have indeterminate lives. SFAS No. 143 is effective for the Company January 1, 2003. However, it is not expected to have a material effect on financial position, results of operations or cash flows, as the Company does not currently have any such assets.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement sets forth various modifications to existing accounting guidance which prescribes the conditions which must be met in order for costs associated with contract terminations, facility consolidations, employee relocations and terminations to be accrued and recorded as liabilities in financial statements. This statement is effective for exit or disposal activities initiated after December 31, 2002 other than for actions initiated in connection with a business combination. This pronouncement is not expected to have any material effect on financial position, results of operations or cash flows of the Company.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are for those entities continuing with the Accounting Principles Board No. 25 “Accounting for Stock Issued to Employees” method and is effective for the Company as of December 31, 2002. Therefore, the Company has adopted the necessary disclosures in its Notes to Consolidated Financial Statements included herein.

      In November 2002, FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The interpretation provides guidance on the guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. The Company has adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that the Company record a liability for the fair value of such guarantees in the balance sheet. The Company is reviewing the impact of this statement to determine its impact, if any, on future reporting periods, and does not expect any material effect due to the fact that the Company has historically had limited activity with respect to guarantees.

      In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities” was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation will become applicable for the Company in its third quarter 2003 financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specific characteristics. The Company is reviewing FIN No. 46 to determine its impact, if any, on future reporting periods, and does not currently anticipate any material accounting or disclosure requirement under the provisions of the interpretation as the Company does not currently invest in any variable interest entities.

Forward-Looking Statements

      Certain statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report and in the Annual Report attached hereto, which does not constitute part of this Form 10-K, are forward- looking and are based on the Company’s reasonable current expectations. These forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “should”, “plan”, “estimated”, “could”, “may”, “subject to”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, and “scheduled”, among others. Such forward-looking statements involve numerous assumptions, known and unknown risks, uncertainties and other such factors, within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, that could cause actual and future performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to:

•	Future sales levels of acquired companies.

•	Projections of cost savings.

•	Net cash expenditures and timing of actions in connection with the lighting integration.

•	Expected levels of operating cash flow and uses of cash.

•	General economic and business conditions in particular industries or markets.

•	Tax rate forecasts.

•	Expected benefits of process improvements and other lean initiatives.

•	Anticipated operating margin improvements.

•	The outcome of environmental or legal contingencies.

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Future levels of indebtedness and capital spending.

•	Anticipated future contributions and assumptions with respect to pensions.

•	Unexpected costs or charges, certain of which might be outside the control of the Company.

•	Competition.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

      In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, raw material prices and interest rates. Each of these risks and the Company’s strategies to manage the exposure is discussed below.

      The Company manufactures its products in North America, Switzerland, Puerto Rico, Mexico, Italy, and the United Kingdom and sells products in those markets as well as through sales offices in Singapore, The Peoples Republic of China, Mexico, Hong Kong, South Korea and the Middle East. International shipments from foreign subsidiaries were 10% of the Company’ sales in 2002, 11% in 2001 and 10% in 2000. The Canadian market represents 39%, United Kingdom 29%, Mexico 14%, Switzerland 15% and all other areas 3% of the total international sales. As such, the Company’s operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. To manage this exposure, the Company closely monitors the working capital requirements of its international units and to the extent possible will maintain their monetary assets in U.S. dollar instruments. The Company views this exposure as not being material to its operating results and, therefore, does not actively hedge its foreign currency risk.

      Raw materials used in the manufacture of the Company’s products include steel, brass, copper, aluminum, bronze, plastics, phenols, bone fiber, elastomers and petrochemicals as well as purchased electrical and electronic components. The Company’s financial results could be affected by the availability and changes in prices of materials. The Company closely monitors its raw material and purchased component requirements and utilizes multiple suppliers. The Company is not materially dependent upon any single material or supplier and does not actively hedge or use derivative instruments in the management of its inventories.

      The financial results of the Company are subject to interest rate fluctuations to the extent that there is a difference between the amount of the Company’s interest-earning assets and the amount of interest-bearing liabilities. The principal objective of the Company’s investment management activities is to maximize net investment income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company. As part of its investment management strategy, the Company may use derivative financial products such as interest rate hedges and interest rate swaps. During 2002, the Company entered into one cash flow hedge which resulted in a loss of approximately $1.3 million and is being amortized in accumulated other comprehensive income within shareholders’ equity. Refer to further discussion under “Capital Structure” within Management’s Discussion and Analysis. There were no material derivative transactions in 2001.

      The Company frequently issues commercial paper, which exposes the Company to changes in interest rates. The Company’s cash position includes amounts denominated in foreign currencies. The Company manages its worldwide cash requirements considering available funds held by its subsidiaries and the cost effectiveness with which these funds can be accessed.

      The Company continually evaluates risk retention and insurance levels for product liability, property damage and other potential exposures to risk. The Company devotes significant effort to maintaining and improving safety and internal control programs, which are intended to reduce its exposure to certain risks. Management determines the amount of insurance and the likelihood of a loss and believes that the current levels of risk retention are consistent with those of comparable companies in the industries in which the Company operates. There can be no assurance that the Company will not incur losses beyond limits, or outside the coverage, of its insurance. However, the Company’s liquidity, financial position and profitability are not expected to be materially affected by the levels of risk retention that the Company accepts.

      The following table presents information related to interest risk sensitive instruments by maturity at December 31, 2002 (dollars in millions):

								Fair Value
	2003	2004	2005	2006	2007	Thereafter	Total	12/31/02

Assets
Available-for-sale Investments	$7.4	$8.4	$6.5	$7.8	$5.2	$1.7	$37.0	$37.0
Avg. Interest Rate	1.96%	3.71%	4.10%	5.44%	3.79%	2.97%	—	—
Held-to-maturity Investments	$15.0	$—	$17.6	$21.9	$—	$—	$54.5	$57.3
Avg. Interest Rate	3.35%		4.30%	4.35%
Liabilities
Long-Term Debt	$—	$—	$(99.8)	$—	$—	$(198.9)	$(298.7)	$(334.3)
Avg. Interest Rate			6.63%			6.38%

      The Company may use derivative financial instruments only if they are matched with a specific asset, liability, or proposed future transaction. The Company does not speculate or use leverage when trading a financial derivative product.

MANAGEMENT’S RESPONSIBILITY

FOR FINANCIAL STATEMENTS AND CONTROLS

      Hubbell is responsible for the preparation, integrity and fair presentation of its published financial statements. The financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based on informed judgments made by management.

      We believe it is critical to provide investors and other users of our financial statements with information that is relevant, objective, understandable and timely, so that they can make informed decisions. As a result, we have established and we maintain accounting systems and practices and internal control processes designed to provide reasonable, but not absolute assurances that transactions are properly executed and recorded and that our policies and procedures are carried out appropriately. The concept of reasonable assurance is based on the recognition that the cost of maintaining a system of internal controls should not exceed related benefits.

      We conduct our business in accordance with the Company’s Code of Ethics, which is distributed to employees across the Company. We have a program in place that allows employees to identify situations, on a confidential or anonymous basis, that may be in violation of the Company’s Code of Ethics.

      Our internal controls are designed to ensure that assets are safeguarded, transactions are executed according to management authorization and that our financial systems and records can be relied upon for preparing our financial statements and related disclosures. Our system of internal controls includes continuous review of our financial policies and procedures to ensure accounting and regulatory issues have been appropriately addressed, recorded and disclosed. We execute periodic on-site accounting control and compliance reviews in each of our businesses to ensure policies and procedures are being followed. Our internal auditors test the adequacy of internal controls and compliance with policies, as well as perform a number of financial audits across the businesses throughout the year. The independent auditors perform audits of our financial statements, in which they examine evidence supporting the amounts and disclosures in our financial statements, and also consider our system of internal controls and procedures in planning and performing their audits.

Management Controls

      Our management team is committed to providing high-quality, relevant and timely information about our businesses. Management performs reviews of each of our businesses throughout the year, addressing issues ranging from financial performance and strategy to personnel and compliance. We require that each of our business unit general managers and controllers certify the accuracy of that business unit’s financial information and its systems of internal accounting and disclosure controls and procedures on a quarterly and annual basis.

      Our Board of Directors normally meet five times per year to provide oversight, to review corporate strategies and operations, and to assess management’s conduct of the business. The Audit Committee of our Board of Directors is comprised of four individuals who are not employees or officers of the Company and normally meet five times per year. The Audit Committee is responsible for the appointment of the independent auditors and oversight of the audit work performed by the independent auditors, as well as overseeing our financial reporting practices and internal control systems. The Audit Committee meets regularly with our internal auditors and independent auditors, as well as management. Both the internal auditors and independent auditors have full, unlimited access to the Audit Committee.

      Management is responsible for implementing and maintaining adequate systems of internal and disclosure controls and procedures and for monitoring their effectiveness. We strive to recruit, train and retain high performance individuals to ensure that our controls are designed, implemented and maintained in a high-quality, reliable manner. We evaluated the systems of internal and disclosure controls and procedures and, based on that evaluation, management believes the internal accounting controls provide reasonable assurance that the Company’s assets are safeguarded, transactions are executed in accordance with management’s authorizations, and the financial records are reliable for the purpose of preparing financial statements.

Timothy H. Powers President & Chief Executive Officer	William T. Tolley Senior Vice President & Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Form 10-K for
2002, Page:

Financial Statements
Report of Independent Accountants	33
Consolidated Statement of Income for the three years ended December 31, 2002	34
Consolidated Balance Sheet at December 31, 2002 and 2001	35
Consolidated Statement of Cash Flows for the three years ended December 31, 2002	36
Consolidated Statement of Changes in Shareholders’ Equity for the three years ended December 31, 2002	37
Notes to Consolidated Financial Statements	38
Financial Statement Schedule
Report of Independent Accountants on Financial Statement Schedule	74
Valuation and Qualifying Accounts and Reserves (Schedule II)	75

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Hubbell Incorporated:

      In our opinion, the consolidated financial statements listed in the index on page 32 present fairly, in all material respects, the financial position of Hubbell Incorporated and Subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” in 2002.

PricewaterhouseCoopers LLP

Stamford, Connecticut

January 21, 2003

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Years Ended December 31

	2002	2001	2000

	(Dollars in millions except
	per share amounts)
Net sales	$1,587.8	$1,312.2	$1,424.1
Cost of goods sold	1,178.7	998.2	1,055.0

Gross profit	409.1	314.0	369.1
Selling & administrative expenses	265.3	222.2	220.9
Special charges (credit), net	8.3	40.0	(0.1)
Gain on sale of business	(3.0)	(4.7)	(36.2)

Operating income	138.5	56.5	184.5

Other income (expense):
Investment income	5.9	10.5	15.9
Interest expense	(17.8)	(15.5)	(19.7)
Other income, net	0.4	4.3	3.6

Total other income (expense)	(11.5)	(0.7)	(0.2)

Income before income taxes and cumulative effect of accounting change	127.0	55.8	184.3
Provision for income taxes	18.4	7.5	46.1

Income before cumulative effect of accounting change	108.6	48.3	138.2
Cumulative effect of accounting change, net of tax	(25.4)	—	—

Net income	$83.2	$48.3	$138.2

Earnings per share — Basic
Before cumulative effect of accounting change	$1.83	$0.83	$2.26

After cumulative effect of accounting change	$1.40	$0.83	$2.26

Earnings per share — Diluted
Before cumulative effect of accounting change	$1.81	$0.82	$2.25

After cumulative effect of accounting change	$1.38	$0.82	$2.25

Average number of shares outstanding — Diluted	59.7	58.9	61.3

Cash dividends per common share	$1.32	$1.32	$1.31

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	At December 31,

	2002	2001

	(Dollars in millions)
ASSETS
Current Assets
Cash and temporary cash investments	$40.0	$33.4
Short-term investments	15.0	43.1
Accounts receivable less allowances of $12.3 in 2002 and $7.4 in 2001	221.2	163.4
Inventories	258.0	242.6
Deferred taxes and other	62.1	25.8

Total current assets	596.3	508.3

Property, Plant, and Equipment, at cost
Land	26.4	16.1
Buildings	176.3	155.2
Machinery and equipment	509.7	434.2

Gross property, plant and equipment	712.4	605.5
Less accumulated depreciation	(391.8)	(341.3)

Net property, plant and equipment	320.6	264.2

Other Assets
Investments	76.5	92.5
Goodwill	314.6	267.9
Intangible assets and other	102.3	72.5

Total other assets	493.4	432.9

	$1,410.3	$1,205.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$67.7
Accounts payable	86.2	55.5
Accrued salaries, wages and employee benefits	39.8	27.8
Accrued income taxes	25.5	43.7
Dividends payable	19.5	19.4
Other accrued liabilities	83.7	69.8

Total current liabilities	254.7	283.9

Long-Term Debt	298.7	99.8

Other Non-Current Liabilities	112.7	85.2

Commitments and Contingencies
Common Shareholders’ Equity
Common Stock, par value $.01
Class A — authorized 50,000,000 shares, outstanding 9,671,623 and 9,671,623 shares	0.1	0.1
Class B — authorized 150,000,000 shares, outstanding 49,569,534 and 49,047,515 shares	0.5	0.5
Additional paid-in capital	220.6	206.9
Retained earnings	553.7	548.3
Accumulated other comprehensive loss	(30.7)	(19.3)

Total common shareholders’ equity	744.2	736.5

	$1,410.3	$1,205.4

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$83.2	$48.3	$138.2
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	25.4	—	—
Gain on sale of business	(3.0)	(4.7)	(36.2)
Gain on sale of assets	—	(4.7)	(11.2)
Depreciation and amortization	49.8	53.0	54.9
Deferred income taxes	0.3	(16.6)	2.2
Expenditures/reversals, streamlining and special charges	(13.2)	(8.4)	(24.0)
Special charges	8.3	35.6	10.4
Changes in assets and liabilities, net of the effects of business acquisitions/dispositions:
Decrease in accounts receivable	20.6	43.8	17.6
(Increase) Decrease in inventories	68.3	58.5	(11.4)
(Increase) Decrease in other current assets	(13.3)	10.0	(3.1)
Decrease in current liabilities	(22.9)	(20.7)	(10.6)
Contribution to domestic, qualified, defined benefit pension plans	(25.0)	(4.5)	(2.1)
(Increase) Decrease in other, net	0.9	9.7	(0.9)

Net cash provided by operating activities	179.4	199.3	123.8

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(270.2)	(13.7)	(43.6)
Proceeds from sale of businesses	—	—	61.0
Proceeds from disposition of assets	2.1	13.0	23.3
Additions to property, plant and equipment	(21.9)	(28.6)	(48.6)
Purchases of available-for-sale investments	(38.1)	(6.5)	(5.6)
Proceeds from sale of available-for-sale investments	38.3	5.8	4.9
Purchases of held-to-maturity investments	(15.0)	(98.6)	—
Proceeds from maturities/sales of held-to-maturity investments	59.5	156.6	14.5
Other, net	7.8	4.6	8.6

Net cash provided by (used in) investing activities	(237.5)	32.6	14.5

Cash Flows From Financing Activities
Commercial paper and notes — borrowing (repayment)	(67.7)	(191.8)	132.4
Issuance of long term debt	198.7	—	—
Payment of dividends	(77.8)	(77.4)	(81.2)
Acquisition of treasury shares	—	(9.9)	(142.8)
Proceeds from exercise of stock options	11.5	5.8	4.1

Net cash provided by (used in) financing activities	64.7	(273.3)	(87.5)

Increase (decrease) in cash and temporary cash investments	6.6	(41.4)	50.8
Cash and temporary cash investments
Beginning of year	33.4	74.8	24.0

End of year	$40.0	$33.4	$74.8

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Years Ended December 31, 2002

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (loss)	Equity

Balance at December 31, 1999	$0.1	$0.5	$349.7	$519.1	$(13.6)	$855.8

Net income				138.2		138.2
Translation adjustments					(5.9)	(5.9)
Exercise of stock options			4.1			4.1
Acquisition of treasury shares			(142.8)			(142.8)
Cash dividends declared ($1.31 per share)				(79.9)		(79.9)

Balance at December 31, 2000	$0.1	$0.5	$211.0	$577.4	$(19.5)	$769.5

Net income				$48.3		$48.3
Translation adjustments					$0.2	0.2
Exercise of stock options			$5.8			5.8
Acquisition of treasury shares			(9.9)			(9.9)
Cash dividends declared ($1.32 per share)				(77.4)		(77.4)

Balance at December 31, 2001	$0.1	$0.5	$206.9	$548.3	$(19.3)	$736.5

Net income				$83.2		$83.2
Minimum pension liability adjustment, net of income tax benefits of $7.6 million					$(12.4)	(12.4)
Translation adjustments					1.7	1.7
Unrealized gain (loss) on investments, net of tax					0.5	0.5
Exercise of stock options, including tax benefit of $2.2 million			$13.7			13.7
Cash dividends declared ($1.32 per share)				(77.8)		(77.8)
Cash flow hedging loss, net of reclassification adjustment in accordance with SFAS 133					(1.2)	(1.2)

Balance at December 31, 2002	$0.1	$0.5	$220.6	$553.7	$(30.7)	$744.2

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include all subsidiaries; all significant intercompany balances and transactions have been eliminated. The Company has one joint venture, which is accounted for using the equity method. Certain reclassifications have been made in prior year financial statements and notes to conform to the current year presentation.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures, if any, of contingent assets and liabilities at the date of the financial statements. Similarly, estimates and assumptions are required for the reporting of revenues and expenses. Actual results could differ from the estimates that were used.

Revenue Recognition

      Revenue is recognized when title to the goods sold and the risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services rendered, the price is determinable and collectibility reasonably assured. Revenue is typically recognized at time of shipment as the Company’s shipping terms are FOB shipping point. Sales are recorded net of estimated returns, rebates and discounts which are based on experience and recorded in the period in which the sale is recorded.

Foreign Currency Translation

      The assets and liabilities of international subsidiaries are translated to U.S. dollars at exchange rates in effect at the end of the year, and income and expense items are translated at average rates of exchange in effect during the year. The effects of exchange rate fluctuations on the translated amounts of foreign currency assets and liabilities are included as translation adjustments in accumulated other comprehensive income within shareholders’ equity. Gains and losses from foreign currency transactions are included in income of the period.

Cash and Temporary Cash Investments

      Temporary cash investments consist of liquid investments with maturities of three months or less when purchased. The carrying value of cash and temporary cash investments approximates fair value because of their short maturities.

Investments

      Short-term investments are primarily bank obligations with a maturity of greater than three months. Investments in debt and equity securities are classified by individual security into one of three separate categories: trading, available-for-sale or held-to-maturity. Trading investments are bought and held principally for the purpose of selling them in the near term and are carried on the balance sheet at fair market value. Current period adjustments to the carrying value of trading investments are included in current period earnings. Available-for-sale investments are intended to be held for an indefinite period but may be sold in response to events not reasonably expected in the future. These investments are carried on the balance sheet at fair value with current period adjustments to carrying value recorded in accumulated other comprehensive income within shareholders’ equity, net of tax. Debt securities which the Company has the positive intent and ability to hold to maturity, are classified as held-to-maturity and carried on the balance sheet at amortized cost. The effects of amortizing these securities are recorded in current earnings. During 2001, the Company

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sold a portion of its “held-to-maturity” investments. The sales resulted from revised investment requirements being agreed with the Puerto Rican government following passage of the 1998 Tax Incentives Act in Puerto Rico and do not reflect a change in the Company’s ability or intent to hold to maturity the remaining investments so classified. In 2002, the Company re-evaluated a portion of its investment portfolio and classified as available-for-sale $23 million of investments previously classified as held-to-maturity as the Company may no longer hold these securities to maturity.

Inventories

      Inventories are stated at the lower of cost or market. The cost of substantially all domestic inventories, 84% of total inventory value, is determined utilizing the last-in, first-out (LIFO) method of inventory accounting. The cost of foreign inventories and certain domestic inventories is determined utilizing the first-in, first-out (FIFO) method of inventory accounting.

Property, Plant, and Equipment

      Property, plant, and equipment are stated at cost. Property, plant and equipment placed in service prior to January 1, 1999 are depreciated over their estimated useful lives, principally using accelerated methods. Assets placed in service subsequent to January 1, 1999 are depreciated over their estimated useful lives, using straight-line methods.

Goodwill and Other Intangible Assets

      Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Effective July 1, 2001, the Company adopted SFAS No. 141 “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations completed after June 30, 2001. In accordance with these standards, goodwill acquired after June 30, 2001 was not amortized.

      As of January 1, 2002, the Company adopted the remaining provisions of SFAS No. 141 and SFAS No. 142 and stopped recording amortization on all goodwill. These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill, and describe the accounting for intangible assets and goodwill subsequent to initial recognition. Under the provisions of these standards, intangible assets deemed to have indefinite lives and goodwill are no longer subject to amortization. All other intangible assets are to be amortized over their estimated useful lives. Intangible assets and goodwill are subject to annual impairment testing using the specific guidance and criteria described in the standards. This testing compares carrying values to estimated fair values and when appropriate, the carrying value of these assets will be reduced to estimated fair value. The Company expects to perform its annual impairment assessment in the second quarter of each year, unless circumstances dictate the need for a more frequent assessment.

Other Long-Lived Assets

      The Company evaluates the potential impairment of other long-lived assets when appropriate. If the carrying value of assets exceeds the sum of the estimated future undiscounted cash flows, the carrying value of the asset is written down to estimated fair value. The Company continually evaluates estimated values of long- lived assets to determine whether events or circumstances warrant revised estimates of useful lives.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Income Taxes

      Deferred income taxes are recognized for the tax consequence of differences between the financial statement carrying amounts and tax bases of assets and liabilities by applying the currently enacted statutory tax rates. The effect of a change in statutory tax rates is recognized in income in the period that includes the enactment date.

Research, Development, & Engineering

      Research and development and engineering expenditures represent costs to discover and/or apply new knowledge in developing a new product, process, or in bringing about a significant improvement in an existing product or process. Research, development and engineering expenses are recorded as a component of cost of sales. Expenses for research, development and engineering were $8.9 million in 2002, $7.6 million in 2001 and $10.0 million in 2000. The increase in expenses in 2002 is attributable to the addition of acquired businesses.

Retirement Benefits

      The Company’s policy is to fund pension costs within the ranges prescribed by applicable regulations. In addition to providing defined benefit pension benefits, the Company provides health care and life insurance benefits for some of its active and retired employees. The Company’s policy is to fund these benefits through insurance premiums or as actual expenditures are made.

Earnings Per Share

      Earnings per share are based on reported net income and the weighted average number of shares of common stock outstanding (basic) and the total of common stock outstanding and common stock equivalents (diluted).

Stock-Based Compensation

      Effective December 2002, the Company adopted the disclosure provisions as outlined in SFAS No. 148 “Accounting for Stock Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123”. SFAS No. 123 — “Accounting for Stock-Based Compensation” permits, but does not require, a fair value based method of accounting for employee stock option and performance plans which results in compensation expense being recognized in the results of operations when awards are granted. The Company continues to use the current intrinsic value based method of accounting for such plans in accordance with APB 25 “Accounting for Stock Issued to Employees,” where compensation expense is measured as the excess, if any, of the quoted market price of the Company’s stock at the measurement date over the exercise price.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for stock options (in millions):

	Year Ended December 31

	2002	2001	2000

Net income, as reported	$83.2	$48.3	$138.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since December, 1997, net of related tax effects	(3.9)	(3.7)	(3.6)

Pro forma net income	$79.3	$44.6	$134.6

Earnings per share after cumulative effect of accounting change:
Basic — as reported	$1.40	$0.83	$2.26

Basic — pro forma	$1.34	$0.76	$2.20

Diluted — as reported	$1.38	$0.82	$2.25

Diluted — pro forma	$1.33	$0.76	$2.20

      These pro forma disclosures may not be representative of the effects on reported net income for future years since options vest over several years and options granted prior to 1997 are not considered.

      The following table summarizes the assumptions used in applying the Black-Scholes option pricing model:

			Risk		Weighted Avg.
			Free		Grant Date
	Dividend	Expected	Interest	Expected	Fair Value
	Yield	Volatility	Rate	Option Term	of 1 Option

2002	3.8%	23.4%	3.5%	7 Years	$6.48
2001	4.5%	23.0%	5.1%	7 Years	$5.01
2000	4.5%	22.0%	5.2%	7 Years	$4.36

Comprehensive Income

      Comprehensive income is a measure of net income and all other changes in shareholders’ equity of the Company that result from recognized transactions and other events of the period other than transactions with shareholders. See also Note 16 — Accumulated Other Comprehensive Income in the Notes to Consolidated Financial Statements.

Derivatives

      To limit financial risk in the management of its assets, liabilities and debt, the Company may use derivative financial instruments such as: foreign currency hedges, commodity hedges, interest rate hedges and interest rate swaps. Any derivative financial instruments are matched with an existing Company asset, liability or proposed transaction. Market value gains or losses on the derivative financial instrument are recognized in income when the effects of the related price changes of the related asset or liability are recognized in income. Prior to the issuance of the senior notes in 2002, the Company entered into a forward interest rate lock to hedge its exposure to fluctuations in treasury rates, which resulted in a loss of approximately $1.3 million. This amount has been recorded in accumulated other comprehensive income within shareholders’ equity and will be amortized over the life of the notes. There were no material derivative transactions, individually or in total for the three years ended December 31, 2002.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Special and Non-recurring Charges

Special Charges — 2002

      Full year operating results in 2002 reflect pretax special charges of $13.7 million. These costs, of which $12.4 million or 91% were recorded in the fourth quarter, include an amount of $5.4 million related to product line inventory write-offs recorded in Cost of goods sold and $8.3 million of other costs recorded as a special charge. In total, $10.3 million of the charge relates to costs to integrate the lighting businesses acquired in 2002. In addition, $3.4 million results from charges recognized in 2002 related to actions contemplated in the 2001 streamlining program. The 2002 special charge is comprised of the following:

Lighting Integration — Product Line Inventory Rationalization — ($5.4 million)

This program reflects management’s decision to streamline its product offering and rationalize overlapping product lines between Hubbell’s existing lighting business and the lighting businesses acquired in 2002. The cost of this program represents the write-down of the carrying cost of inventory to salvage value and is included in Cost of goods sold in the Consolidated Statement of Income. This rationalization of product is intended to facilitate improvements in manufacturing efficiencies and reduce working capital needs and does not represent the discontinuance of any major product line. This inventory has been, or is expected to be, scrapped or sold for a nominal value, which is considered in the write-down recorded. Product lines affected by this action include the Company’s commercial fluorescent, recessed, track, and life safety products. The majority of the inventory disposed relates to product of the Company’s legacy lighting operation, which brands will no longer be offered for sale.

Lighting Integration — Special Charge — ($4.9 million)

The 2002 special charge includes costs related to actions undertaken to integrate and reorganize the lighting businesses acquired in 2002. Specific actions being undertaken, all within the Electrical segment, include the following:

•	Relocate San Leandro, CA office

•	Close Martin, TN manufacturing facility

•	Consolidate warehouses

•	Rationalize product lines

In addition to the $10.3 million in special charges discussed above, an additional $2.0 million of costs related to integration activities affecting acquired LCA operations were accrued in purchase accounting. The following table sets forth the components and status of the total lighting integration costs of $12.3 million at December 31, 2002:

	Employee	Asset	Exit
	Benefits	Impairments	Costs	Total

2002 accruals	$3.5	$7.8	$1.0	$12.3
Inventory write-offs	—	(5.4)	—	(5.4)
Other non-cash write-offs	—	(2.4)	—	(2.4)
Cash expenditures	(0.4)	—	(0.3)	(0.7)

Remaining accrual	$3.1	$—	$0.7	$3.8

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Substantially all actions contemplated are scheduled for completion by June 30, 2003. Cash expenditures under the integration program will be approximately $4.5 million for severance and other costs of facility closings. Estimated proceeds of $1.0 million related to asset sale recoveries were considered in determining the asset impairment charges.

In total, $4.9 million was expensed in the 2002 fourth quarter related to severance ($1.8 million), asset write-offs ($2.4 million) and exit costs ($0.7 million).

A facility in Martin, TN was closed and the carrying cost of this facility has been reduced to estimated realizable value. The asset write-offs include special charges related to this facility. The realizable value of equipment to be disposed of is nominal as the majority of the equipment is (A) proprietary, which would only be of value to competitors and which will not be sold; (B) designed specifically for the Company’s factories and therefore has limited or no marketability; or (C) equipment which the Company plans to scrap. A small amount of other equipment may be saleable if manufacturing equipment market conditions improve.

Employee benefit costs include estimated severance benefits for approximately 222 employees of which 70 had left the company by December 31, 2002. The remaining terminations are expected to be completed by March 31, 2003.

Exit costs include warehouse lease termination costs and postproduction maintenance and facility restoration costs associated with facilities to be closed, and the cost incurred in 2002 for moving equipment.

The $2.0 million of costs accrued in purchase accounting for LCA related primarily to severance and employee relocation accruals ($1.7 million) in connection with the closure of the San Leandro, CA office. Separation benefits were provided for approximately 64 employees, none of whom had left the Company by December 31, 2002. These terminations are expected to be completed by June 30, 2003.

Special Charges — 2001 Streamlining Program — ($3.4 million)

The 2002 special charge includes $3.4 million of costs related to the streamlining and cost reduction program (the “Plan”) announced at the end of 2001 and is comprised of a variety of individual program costs associated with actions undertaken to reduce the productive capacity of the Company and realign employment levels to better match with lower actual and forecast rates of incoming business. In total, the Plan required a cumulative charge to profit and loss of $52.0 million consisting of the 2002 special charge of $3.4 million and $48.6 million of charges recognized in 2001. The 2002 special charge of $3.4 million is net of $0.9 million of income resulting from a reversal of costs accrued at the end of 2001 This income primarily resulted from excess severance accruals in the Power and Electrical segments as a result of natural attrition.

Costs charged against income in 2002 related to the Plan primarily include the following:

•	Severance costs of $1.2 million related to the closure of the Louisiana, MO manufacturing facility announced in the fourth quarter 2002 and included in the Electrical segment. This plan affects 53 employees, all of whom will have left the Company by June 30, 2003.

•	Other severance costs of $0.6 million related to employee reduction actions, which were announced and paid in 2002 in the Electrical segment.

•	Employee relocation and other exit costs of approximately $1.6 million incurred in connection with manufacturing and office facility closures announced at the end of 2001 (Electrical segment $0.3 million, Power segment $0.5 million, Industrial Technology segment $0.8 million).

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Special Charges — 2001

      Full year operating results in 2001 included special charges of $56.3 million offset by a $3.3 million reduction in the streamlining program accrual established in 1997. These net costs, which were recorded in the fourth quarter, total $53.0 million ($35.5 million net of tax), of which $40 million was reported as a special charge and $13 million was included in Cost of goods sold. The total cost consists of the following (in millions):

2001 streamlining and cost reduction plan	$48.6
Reversal: Excess 1997 streamlining cost accruals	(3.3)
2001 non-recurring charges	7.7

Total	$53.0

      A breakdown of the major streamlining and cost reduction programs specified in the Plan and their attendant 2001 cost of $48.6 million is as follows:

•	Capacity reduction and other impairment charges ($22.6 million expensed in 2001), include charges related to facility rationalizations and other capacity reduction actions:

Facility rationalization reflects management’s decision to permanently reduce the manufacturing space occupied by the Company and consolidate and eliminate office space in each Segment. 2001 charges cover costs to close six manufacturing facilities representing approximately 600,000 sq/ft, 11% of the Company’s approximately 5.6 million total active manufacturing square footage. In addition, three offices totaling approximately 100,000 sq./ft. were eliminated through consolidation. In all cases, the closed facilities were consolidated into existing Company facilities where management believes there is sufficient capacity to meet projected demand. All consolidation actions were completed by December 31, 2002. Specific actions undertaken by segment were as follows:

          Electrical Segment

      1.     Juarez, Mexico — closure and sale of two manufacturing facilities and one office

      2.     Kansas City, MO — closure of leased manufacturing facility

      3.     Eden Prairie, MN — closure and sale of office space

          Power Segment

      4.     Bayamon, PR — closure of leased manufacturing facility

          Industrial Technology Segment

      5.     Dietikon, Switzerland — closure of leased manufacturing facility

      6.     Millerton, NY — closure and sale of manufacturing facility

      7.     Madison, OH — closure and sale of office space

Owned facilities that are being closed are classified on the balance sheet as held for sale and where necessary the book values of such facilities have been reduced to estimated realizable amounts. Actual sales proceeds received through December 31, 2002 were approximately $9.9 million.

Other capacity reductions include the write-off of surplus productive assets which will no longer be used. These assets (i.e., tools, dies, machinery) are located at facilities to be closed for which sufficient comparable equipment is available at the facility where the production is being moved, or relate to certain

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products that the Company will no longer manufacture based on its rationalization of product offerings or because the manufacturing has been outsourced. Outsourcing activities involve the movement of the production of a limited number of the Company’s products to outside suppliers to improve cost competitiveness.

The realizable value of equipment being disposed of is nominal as the majority relates to (A) proprietary equipment which would only be of value to competitors and which will not be sold; (B) equipment that has been designed specifically for the Company’s factories and therefore has limited or no marketability; or (C) equipment which the Company plans to scrap. A small amount of other equipment may be saleable if manufacturing equipment market conditions improve.

Impairment charges related to facilities and equipment recognized in 2001 were $6.1 million, $14.4 million and $0.6 million, for the Electrical, Power and Industrial Technology segments, respectively.

Additionally, an impairment charge of $1.1 million was recognized in the Power segment for the value of a purchased patent related to products that will no longer be produced and a $0.4 million charge was recognized for the value of goodwill related to a product line being discontinued in the Electrical segment.

•	Workforce reductions ($10.3 million expensed in 2001) — in addition to the 10% reduction in overall employment levels recorded through the first nine months of 2001, the Plan contemplated a further 9% reduction (approximately 830 employees) in overall employment levels through voluntary and involuntary termination, mainly focused on indirect manufacturing and salaried employees in each of the Company’s segments. Through December 31, 2001, 237 of the 762 employees covered by the 2001 charge had been terminated. All terminations were completed by June 30, 2002. Charges recorded in 2001 included $4.3 million for the Electrical segment, $2.7 million for the Power segment and $3.3 million for the Industrial Technology segment.

•	Exit costs ($2.7 million expensed in 2001.) Exit costs included lease termination costs ($0.5 million), postproduction maintenance and facility restoration costs associated with facilities to be closed ($1.9 million) and the cost of moving equipment incurred in 2001 and other ($0.3 million). Charges recorded in 2001 included $1.3 million, $0.3 million and $1.1 million for the Electrical, Power and Industrial Technology segments, respectively.

•	Exit product lines ($13.0 million expensed in 2001) — This program reflected management’s decision to streamline its product offering and eliminate non-strategic inventory across all business units. The cost of this program was included in Cost of goods sold in the Consolidated Statement of Income. This rationalization of product was intended to facilitate improvements in manufacturing efficiencies and lower working capital needs and did not represent the discontinuance of any major product line. This inventory has been scrapped. The 2001 charge included $8.5 million, $2.8 million and $1.7 million for the Electrical, Power and Industrial Technology segments, respectively.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the components and status of the charges for the 2001 streamlining and cost reduction actions for the two years ended December 31, 2002:

	Employee	Asset	Exit
	Benefits	Impairments	Costs	Total

2001 charges	$10.3	$35.6	$2.7	$48.6
Inventory write-offs	—	(13.0)	—	(13.0)
Other non-cash write-offs	—	(22.6)	—	(22.6)
Cash expenditures	(2.4)	—	(0.5)	(2.9)

Accrual at December 31, 2001	7.9	—	2.2	10.1

2002 charges	1.8	—	1.6	3.4
Cash expenditures	(9.2)	—	(3.3)	(12.5)

Accrual at December 31, 2002	$0.5	$—	$0.5	$1.0

      Substantially all actions contemplated in the Plan were completed by December 31, 2002. Upon completion of the Plan, cash expenditures associated with the special charges will be approximately $16 million for severance and other costs of facility closings, prior to an estimated $10.0 million in asset sale recoveries.

2001 Non-recurring Charge

      In 2001, non-recurring charges were incurred related to environmental remediation actions at two previously exited facilities in anticipation of their divestiture and costs associated with an acquisition that was not expected to be completed. Remediation of environmental contaminants at the two previously exited sites is estimated to cost $6.0 million. Remediation at one of the sites is a condition of the sale of the property negotiated in the fourth quarter of 2001. The remediation at the second site is a result of contaminates discovered for which environmental assessments were completed and amounts recorded in the fourth quarter of 2001. The amounts recorded are expected to be sufficient to restore the properties to acceptable environmental standards and prepare the sites for divestiture. The uncompleted acquisition relates to due diligence costs of $1.7 million associated with an initial effort to purchase LCA, which was considered unsuccessful at December 31, 2001. All of these charges were recorded in the Electrical segment.

Special Charges — 2000

      Operating results in 2000 included special and non-recurring charges offset by a reduction in the streamlining program accrual established in 1997. These net costs, which were recorded in the first and second quarters of 2000, total $23.7 million ($17.8 million, net of tax).

      Net sales included a non-recurring charge of $3.5 million related to an increase in the reserve for customer returns and allowances primarily in response to higher customer credit activity associated with inaccurate/incomplete shipments from an electrical products central distribution warehouse that began operation in late 1999. Cost of goods sold reflected a special charge of $20.3 million in connection with management’s decision to streamline its product offering and eliminate non-strategic inventory across all business units. The charge represents the cost of inventories identified for discontinuance and disposal. In total, approximately 9% of the company’s total number of SKU’s were discontinued in connection with this program. This rationalization of product was intended to facilitate improvements in manufacturing efficiencies and reduce working capital needs. This action did not have any significant impact on service levels, sales or profitability in 2000 nor is it expected to in future years. This inventory was scrapped for nominal recovery value.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The 2000 special charge reflects the cost of first and second quarter 2000 cost reduction and streamlining actions of $10.4 million offset by a $10.5 million reversal, in connection with management’s ongoing review, of costs accrued in connection with the 1997 streamlining program. The 2000 special charge (expense) was comprised of asset impairments of $6.0 million, severance related to the termination of approximately 70 employees of $1.6 million and facility closures/ consolidation and other provisions of $2.8 million. Facilities closed or consolidated included a leased manufacturing facility in Puerto Rico, a lighting fixtures manufacturing plant and two sales offices in the U.K. The asset impairments primarily consisted of the write-off of an investment in a joint venture that the Company exited as a result of deteriorating financial performance ($1.4 million) and the write-off of the carrying cost of abandoned equipment primarily related to the facility closures and to discontinued product lines ($3.3 million). The 2000 charge included $4.8 million, $5.4 million and $0.2 million, for the Electrical, Power and Industrial Technology segments, respectively. All actions under the 2000 special charge were completed in the first quarter of 2001.

1997 Streamlining Plan

      In 1997, the Company recorded a special charge of $52.0 million ($32.2 million net of tax) comprised of $32.4 million of accrued consolidation and streamlining costs, $9.5 million of facility asset impairments, a $7.4 million goodwill asset impairment, and other current employee and product line exit costs of $2.7 million. The Company’s consolidation and streamlining initiatives were undertaken to optimize the organization and cost structure primarily within the electrical and Power segments.

      As part of management’s ongoing review of estimated program costs in connection with the plan, adjustments reducing accrued amounts totaling $10.5 million were made in the first and second quarters of 2000. The adjustments (income) reflected costs originally estimated as part of the 1997 plan which were deemed no longer required to complete certain actions in the Electrical and Power segments. The changes in estimate within the Electrical segment related to newly appointed management’s decision to terminate plans to close the St. Louis, MO and South Bend, IN manufacturing facilities and to not relocate a product line. The change in plans by new management resulted from a change in manufacturing strategy which emphasized a reduction in the commitment of resources to Mexico in favor of a larger proportion of domestic manufacturing.

      In addition, an accrual was reduced by approximately $1.7 million related to underspending of severance and exit costs, principally in connection with a foundry consolidation and relocation of production to lower cost areas. The underspending of severance was due to increased natural attrition and the reassignment of affected employees. An additional accrual reduction of $3.5 million was recognized as a result of costs not being incurred at a business that was sold. The 2000 credit is comprised of $4.4 million and $6.1 million for the Electrical and Power segments, respectively.

      Of the $4.5 million accrued under this program at December 31, 2000, $1.2 million was expended in 2001 and $3.3 million was reversed to income as a result of a change in plans by newly appointed management. The $3.3 million reversal occurred within the Electrical segment in connection with management’s decision to terminate plans related to closure of the Louisiana, MO manufacturing facility while alternative options were explored. As a result of this decision, severance and facility exits costs were no longer required to be accrued. All actions contemplated under the 1997 Streamlining Plan have been completed.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Business Combinations

Acquisitions

      In April 2002, Hubbell completed the acquisition of LCA, the domestic lighting business of U.S. Industries, Inc. LCA’s results of operations have been included in the consolidated financial statements as of the acquisition date of April 26, 2002. The purchase price for the acquisition was approximately $234.6 million in cash, including fees and expenses.

      LCA manufactures and distributes a wide range of outdoor and indoor lighting products to commercial, industrial and residential markets under various brand names, including Alera, Kim, Spaulding, Whiteway, Moldcast, Architectural Area Lighting, Columbia, Keystone, Prescolite, Dual-Lite and Progress. Hubbell financed the acquisition of LCA with available cash and through the issuance of $200.0 million of long-term notes in May, 2002 (See Note 9).

      The following table summarizes the allocation of the assets acquired and liabilities assumed at April 26, (in millions):

Current Assets:
Cash	$0.3
Accounts receivable, net	77.2
Inventories, net	77.2
Deferred taxes and other	11.3

Total current assets	166.0
Property, plant and equipment, net	88.7
Intangible assets and other	23.5

Total assets acquired	278.2

Current Liabilities:
Accounts payable	36.2
Other current liabilities	31.2

Total current liabilities	67.4
Non-current liabilities	31.3

Total liabilities assumed	98.7

Net assets acquired	$179.5

      Goodwill related to the acquisition amounted to $55.1 million, representing the difference between the purchase price of $234.6 million and the net assets acquired of $179.5 million. In total, $75.8 million of the purchase price has been allocated to goodwill and identifiable intangible assets deemed to have indefinite lives (primarily trademarks/ trade names). The goodwill and intangible assets have been assigned to the Electrical segment, and are deductible for federal tax purposes.

      The recorded allocation of purchase price and determination of goodwill related to the LCA acquisition at December 31, 2002 is subject to the finalization of plans related to the cost of facility rationalization and organizational realignment of the Company’s combined lighting businesses.

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

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future (in millions):

	Year Ended
	December 31

	2002	2001

Net sales	$1,756.5	$1,883.8
Income before taxes and effect of accounting change	131.1	74.4
Income before effect of accounting change	111.7	64.4
Earnings per share before effect of accounting change — diluted	$1.86	$1.10

      Management believes that the combination of the LCA brand names acquired and Hubbell’s existing lighting brands will create leading market positions in many sub-segments of the domestic lighting fixtures industry. Further, the acquisition adds complementary products to the Company’s current product offering and is expected to enhance the ability of the Company to attract stronger manufacturers’ representatives in key markets, which is the primary channel to market in the domestic lighting fixtures business. The Company expects its lighting operations to generate annual sales in excess of $800 million due to the combination of LCA with the Company’s existing lighting operations.

      In March 2002, the Company completed the purchase of the common stock of Hawke for $27.3 million in cash, including fees and expenses. Based in the United Kingdom, Hawke is a leading supplier of products used in harsh and hazardous locations worldwide including brass cable glands and cable connectors, cable transition devices, utility transformer breathers, stainless steel and nonmetallic enclosures and field bus connectivity components. Hawke complements the product offering of the Company’s Killark brand electrical components and is included in the Electrical segment. Hawke is expected to add approximately $18-$20 million in net sales annually. Goodwill related to the acquisition amounted to $15.0 million, representing the difference between the purchase price and the net assets acquired of $12.3 million. In total, $15.9 million of the purchase price has been allocated to goodwill and intangible assets.

Dispositions

      In April 2000, the Company completed the sale of its DSL assets, part of Pulse Communications, Inc., to ECI for a sales price of $61.0 million. The transaction resulted in a pretax gain on sale of $36.2 million in 2000. At the time of sale, the Company retained a contractual obligation to supply product to the buyer at prices below manufacturing cost, resulting in an adverse commitment. In December 2001, management revised the adverse commitment accrued to reflect lower known and projected orders through the contract expiration date and recorded an additional pretax gain on sale of business of $4.7 million.

      In September 2002, the Company entered into an agreement modifying the original manufacturing contract. In accordance with the modification agreement, final quantities were shipped and the Company was released from all service and warranty obligations. In 2002, the total gain from reduction of the contractual obligation provision was $3.0 million, pretax.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Inventories

      Inventories are classified as follows at December 31, (in millions):

	2002	2001

Raw material	$87.2	$77.1
Work in-process	67.5	68.4
Finished goods	142.8	135.3

	297.5	280.8
Excess of FIFO costs over LIFO cost basis	(39.5)	(38.2)

Total	$258.0	$242.6

      The financial accounting basis of the LIFO inventories of acquired companies exceeds the tax basis by approximately $29.6 million at December 31, 2002.

Note 5 — Goodwill and Other Intangible Assets

      The following table sets forth a reconciliation of net income and earnings per share for the three years ended December 31, reflecting the impact of adopting the goodwill amortization provisions of SFAS 142 on January 1, 2002 (in millions except per share data):

	2002	2001	2000

Reported Net income	$83.2	$48.3	$138.2
Add: Goodwill amortization, net of tax	—	6.8	7.4

Adjusted net income	$83.2	$55.1	$145.6
Basic earnings per share:
Reported	$1.40	$0.83	$2.26
Adjusted	$1.40	$0.94	$2.38
Diluted earnings per share:
Reported	$1.38	$0.82	$2.25
Adjusted	$1.38	$0.93	$2.37

      Changes in the carrying amounts of goodwill for the year ended December 31, 2002, by segment, were as follows:

			Industrial
	Electrical	Power	Technology	Total

Balance December 31, 2001	$88.2	$112.7	$67.0	$267.9
Additions to goodwill	70.1	—	—	70.1
Impairment losses	—	—	(25.4)	(25.4)
Translation adjustments	2.0	—	—	2.0

Balance December 31, 2002	$160.3	$112.7	$41.6	$314.6

      During 2002, the Company completed the initial impairment tests of the recorded value of goodwill, as is required by the Standard. As a result of this process, the Company identified one reporting unit within the Industrial Technology segment with a book value, including goodwill, which exceeded its fair market value. Thereafter, the implied fair value of the goodwill for this reporting unit was calculated, which resulted in a non-cash charge of $25.4 million, net of tax, or $0.43 per share-diluted to write-down the full value of the

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting unit’s goodwill. This non-cash charge was reported as the cumulative effect of a change in accounting principle retroactive to January 1, 2002. Fair values were calculated using a range of estimated future operating results and primarily utilized a discounted cash flow model. The Company expects to perform its annual impairment assessment in the second quarter of each year, unless circumstances dictate the need for more frequent assessments.

      Identifiable intangible assets as of December 31, 2002 are recorded in Intangible assets and other in the Consolidated Balance Sheet and total approximately $32.0 million, net of accumulated amortization of $2.4 million. These intangible assets primarily represent trademarks and patents. During 2002, the Company acquired a total of approximately $8.0 million of intangible assets with definite lives and $21.0 million of intangibles with indefinite lives through the acquisitions of LCA, Hawke and a utility pole line hardware business which relate to trademarks, patents, and customer lists. Amortization of intangible assets for 2002 was approximately $1.3 million. Amortization of intangible assets over the next five years is expected to approximate $1.1 million per year.

Note 6 — Investments

      Investments consist primarily of U.S. Treasury Notes, municipal, corporate, and asset-backed bonds. Investments which are available for sale are stated at market values based on current quotes while investments which are being held-to-maturity are stated at amortized cost. There were no securities during 2002 and 2001 that were classified as trading investments. During 2001, the Company sold a portion of its “held-to-maturity” investments. The sales resulted from revised investment requirements being agreed with the Puerto Rican government following passage of the 1998 Tax Incentives Act in Puerto Rico. As of December 31, 2002, the Company had the positive intent and ability to hold the Puerto Rico investments to maturity in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities.”

      In 2002, the Company reevaluated its investment portfolio and reclassified certain securities totaling approximately $23 million from held-to-maturity to available-for-sale effective January 1, 2002, as the Company may no longer hold these investments to maturity. As a result of this reclassification, the Company began to record these securities at their fair market value and, during 2002, recorded an unrealized gain of $0.5 million, after tax, in accumulated other comprehensive income within shareholders’ equity. Certain portfolio securities that are affected by changes in interest rates may be hedged with futures contracts for U.S. Treasury Notes and Bonds. Market value gains and losses on the futures contracts are recognized in income when the effects of the related price changes in the value of the hedged securities are recognized. At December 31, 2002 there were no open futures contracts.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth selected data with respect to the Company’s investments at December 31, (in millions):

	2002					2001

		Gross	Gross				Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

Available-For-Sale Investments
U.S. Treasury Notes & Municipal, Corporate and Asset-Backed Bonds	$36.3	$0.7	$—	$37.0	$37.0	$14.8	$0.1	$(0.1)	$14.8	$14.8

Held-To-Maturity Investments
U.S. Treasury Notes & Municipal, Corporate and Asset-Backed Bonds	$54.5	$2.8	$—	$57.3	$54.5	$120.8	$2.2	$—	$123.0	$120.8

Total Investments	$90.8	$3.5	$—	$94.3	$91.5	$135.6	$2.3	$(0.1)	$137.8	$135.6

      Contractual maturities of investments in debt securities, available-for-sale and held-to-maturity at December 31, 2002 were as follows (in millions):

	Amortized	Fair
	Cost	Value

Available-For-Sale Investments
Due within 1 year	$7.4	$7.4
After 1 but within 5 years	27.2	27.9
After 5 but within 10 years	1.7	1.7

Total	$36.3	$37.0

Held-To-Maturity Investments
Due within 1 year	$15.0	$15.0
After 1 but within 5 years	39.5	42.3

Total	$54.5	$57.3

      The change in net unrealized holding gain or loss on available-for-sale securities that has been included in the separate component of shareholders’ equity was $0.5 million in 2002 and zero in 2001 and 2000. The cost basis used in computing the gain or loss on these securities was through specific identification. Realized gains and losses were immaterial in 2002.

Note 7 — Other Non-Current Liabilities

      Other Non-Current Liabilities consists of the following at December 31, (in millions):

	2002	2001

Pensions	$61.4	$41.1
Other post-retirement benefits	31.1	24.2
Other	20.2	19.9

Total	$112.7	$85.2

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Retirement Benefits

      The Company and its subsidiaries have a number of non-contributory defined benefit pension plans and other non-pension retirement benefit plans. During 2002, the Company made an acquisition where defined benefit pension assets and liabilities of the acquired company were assumed. No acquisitions impacting defined benefit pension assets and liabilities occurred during 2001.

      The following table sets forth the reconciliation of beginning and ending balances of the benefit obligations and the plan assets for the above plans at December 31, (in millions):

	Pension Benefits		Other Benefits

	2002	2001	2002	2001

Change in benefit obligation
Benefit obligation at beginning of year	$271.5	$262.4	$24.2	$26.1
Service cost	10.2	8.1	0.4	0.2
Interest cost	23.3	18.4	2.1	1.8
Actuarial (gain) loss	24.2	(3.7)	0.2	(0.5)
Acquisitions	93.3	—	7.2	—
Benefits paid	(18.6)	(13.7)	(3.0)	(3.4)

Benefit obligation at end of year	$403.9	$271.5	$31.1	$24.2

Change in plan assets
Fair value of plan assets at beginning of year	$231.1	$245.9	$—	$—
Actual return on plan assets	(24.0)	(8.2)	—	—
Acquisitions	69.3	—	—	—
Employer contributions	28.8	7.1	—	—
Benefits paid	(18.6)	(13.7)	—	—

Fair value of plan assets at end of year	$286.6	$231.1	$—	$—

Funded status	$(117.3)	$(40.4)	$(31.1)	$(24.2)
Unrecognized net actuarial (gain) loss	71.2	(1.9)	—	—
Unrecognized prior service cost	1.1	0.8	—	—

Accrued benefit cost	$(45.0)	$(41.5)	$(31.1)	$(24.2)

Amounts recognized in Consolidated Balance Sheet:
Accrued benefit liability	$(65.4)	$(41.5)	$(31.1)	$(24.2)
Intangible asset	0.4	—	—	—
Accumulated other comprehensive income	20.0	—	—	—

Net amount recognized	$(45.0)	$(41.5)	$(31.1)	$(24.2)

Weighted-average assumptions as of December 31
Discount rate	6.75%	7.25%	6.75%	7.00%
Expected return on plan assets	8.50%	9.00%	N/A	N/A
Rate of compensation increase	4.25%	4.25%	N/A	N/A

      At December 31, 2002, approximately $210 million of the Company’s defined benefit pension plan assets were invested in common stocks, including Hubbell Incorporated common stock with a market value of $11.7 million. The balance of plan assets of $76.6 million were invested in short — term money market accounts, government and corporate bonds.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002 and 2001, the Company had certain defined benefit plans where the accumulated benefit obligation exceeded plan assets. In total, the accumulated benefit obligation for these plans at December 31, 2002 was $290.5 million and the related plan assets were $208.7 million. An additional minimum liability of $20.4 million was recognized in 2002 for these plans. In total, the accumulated benefit obligation for these plans at December 31, 2001 was $29.4 million and there were no plan assets. No additional liability was required for any of these plans as of December 31, 2001.

      The following table sets forth the components of defined benefit pension and other benefits cost for the years ended December 31, (in millions):

	Pension Benefits			Other Benefits

	2002	2001	2000	2002	2001	2000

Components of net periodic benefit cost
Service cost	$10.2	$8.1	$8.5	$0.4	$0.2	$0.3
Interest cost	23.3	18.4	17.7	2.1	1.8	1.1
Expected return on plan assets	(24.2)	(21.4)	(21.2)	—	—	—
Amortization of prior service cost	0.3	0.2	0.3	—	—	—
Amortization of actuarial (gains) loses	(0.2)	(1.4)	(2.4)	0.2	(0.5)	(0.3)

Net periodic benefit cost	$9.4	$3.9	$2.9	$2.7	$1.5	$1.1

      The Company and its subsidiaries have a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These other benefits were discontinued in 1991 for substantially all future retirees, with the exception of three operations acquired since 1991 with existing collective bargaining agreements which include benefits for future retirees. Some of the plans provide for retiree contributions which are periodically increased. The plans anticipate future cost-sharing changes that are consistent with the Company’s past practices. For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits for medical and prescription drugs was assumed to be 9% and 15%, respectively, for 2002. These rates were assumed to decrease gradually to 5% in 2012 and remain at that level thereafter. The impact of a 1 percentage point increase or decrease in these assumptions would not be material to the Company.

      The Company also maintains five qualified defined contribution plans. The total cost of these plans was $3.1 million in 2002, $2.0 million in 2001 and $1.7 million in 2000. This cost is not included in the above net periodic benefit cost. Total pension expense (including defined benefit and defined contribution plans) as a percent of payroll was 3.3% in 2002, 2.1% in 2001 and 1.6% in 2000.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Commercial Paper, Other Borrowings and Long-Term Debt

      The following table sets forth the components of the Company’s debt structure at December 31, (in millions):

	2002			2001

	Commercial			Commercial
	Paper and			Paper and
	Other	Long-Term		Other	Long-Term
	Borrowings	Debt	Total	Borrowings	Debt	Total

Balance at year end	$—	$298.7	$298.7	$67.7	$99.8	$167.5
Highest aggregate month-end balance			$442.5			$340.3
Average borrowings during the year	$108.0	$224.0	$332.0	$192.6	$99.7	$292.3
Weighted average interest rate:
At year end	N/A	6.49%	6.49%	1.96%	6.70%	4.78%
Paid during the year	1.86%	6.58%	5.04%	4.01%	6.70%	4.93%

      Interest paid for commercial paper borrowings, bank borrowings, and long-term debt totaled $17.6 million in 2002, $15.5 million in 2001, and $19.7 million in 2000. The Company maintains a bank credit agreement primarily to support commercial paper borrowings. At December 31, 2002 and through the date of filing this Form 10-K, the Company had total unused bank credit commitments of $200 million. The expiration date for the Company’s bank credit agreement is July 17, 2005. Borrowings under credit agreements generally are available at the prime rate or at a surcharge over the London Interbank Offered Rate (LIBOR). Annual commitment fee requirements to support availability of the Company’s credit agreement at December 31, 2002, totaled approximately $200,000. In October, 1995, the Company issued ten year non-callable notes due in 2005 at a face value of $100 million and a fixed interest rate of 6.625%. The proceeds of the offering net of discount, were used to pay down commercial paper borrowings. In May 2002, the Company issued ten year non-callable notes due in 2012 at a face value of $200 million and a fixed rate of 6.375%. The proceeds of the offering, net of discount, were used to pay down commercial paper borrowings.

Note 10 — Income Taxes

      The following table sets forth selected data with respect to the Company’s income tax provisions for the years ended December 31, (in millions):

	2002	2001	2000

Income before income taxes:
United States	$117.1	$47.2	$170.1
International	9.9	8.6	14.2

Total	$127.0	$55.8	$184.3

Provisions for income taxes:
Federal	$13.5	$17.5	$36.2
State	2.1	2.2	3.3
International	2.5	4.4	4.4
Deferred	0.3	(16.6)	2.2

Total	$18.4	$7.5	$46.1

      Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. At December 31, 2002 management determined that a valuation allowance in

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the amount of $4 million should be provided for tax operating loss carryforward benefits of certain foreign locations because it is more likely than not that some or all of the deferred tax asset will not be utilized in the future.

      The components of the net deferred tax asset (liability) at December 31, were as follows (in millions):

	2002	2001

Current tax assets/(liabilities):
Inventory	3.6	3.3
LIFO inventory of acquired businesses	(11.2)	(11.2)
Income tax credits	7.6	—
Accrued special charge	11.5	10.3
Accrued liabilities	25.9	14.6
Miscellaneous other	2.7	—

Total current tax asset (included in Deferred taxes and other)	$40.1	$17.0

Non-current tax assets/(liabilities):
Property, plant, and equipment	$(46.5)	$(30.3)
Pensions	24.3	15.4
Foreign operating loss carryforwards	4.0	1.4
Post-retirement and post-employment benefits	13.3	9.5
Miscellaneous other	11.9	15.7

Total non-current tax asset (included in Intangible and other assets)	7.0	11.7

Valuation allowance	(4.0)	—

Net deferred tax asset	$43.1	$28.7

      At December 31, 2002, income and withholding taxes have not been provided on approximately $29.4 million of undistributed international earnings that are indefinitely reinvested in foreign operations. If such earnings were not indefinitely reinvested, a tax liability of approximately $3.0 million would be incurred. Cash payments of income taxes were $46.1 million in 2002, $24.3 million in 2001 and $33.4 million in 2000.

      The consolidated effective income tax rates varied from the United States federal statutory income tax rate for the years ended December 31, as follows:

	2002	2001	2000

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.3	1.3	1.3
Tax-exempt income	(0.6)	(1.3)	(0.4)
Non-taxable income from Puerto Rico operations	(13.9)	(23.5)	(11.8)
IRS audit settlement	(3.9)	—	—
R & D credit refund claim	(4.5)	—	—
Other, net	1.1	1.9	0.9

Consolidated effective income tax rate	14.5%	13.4%	25.0%

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Financial Instruments

      Concentrations of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist of trade receivables and temporary cash investments. The Company grants credit terms in the normal course of business to its customers. Due to the diversity of its product lines, the Company has an extensive customer base including electrical distributors and wholesalers, electric utilities, equipment manufacturers, electrical contractors, telephone operating companies and retail and hardware outlets. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers. Bad debt write-offs have historically been minimal. However, they increased in 2001 due to the generally weak economic conditions affecting U.S. industrial markets. The Company places its temporary cash investments with financial institutions and limits the amount of exposure to any one institution.

      Fair Value: The carrying amounts reported in the consolidated balance sheets for cash and temporary cash investments, short-term investments, receivables, commercial paper and bank borrowings, accounts payable and accruals approximate their fair values given the immediate or short-term nature of these items (see also Notes to Consolidated Financial Statements — Investments).

      The fair value of long-term debt was determined by reference to quoted market prices of securities with similar characteristics and approximated $334.3 million and $105.3 million at December 31, 2002 and 2001, respectively.

Note 12 — Commitments and Contingencies

Environmental and Legal

      The Company is subject to environmental laws and regulations which may require that it investigate and remediate the effects of potential contamination associated with past and present operations. The Company is also subject to various legal proceedings and claims, including those relating to workers’ compensation, product liability and environmental matters, including, for each, past production of product containing toxic substances, which have arisen in the normal course of its operations. Estimates of future liability with respect to such matters are based on an evaluation of currently available facts. Liabilities are recorded when it is probable that costs will be incurred and can be reasonably estimated. Given the nature of matters involved, it is possible that liabilities will be incurred in excess of amounts currently recorded; however based upon available information, including the Company’s past experience, insurance coverage and reserves, management believes that the ultimate liability with respect to these matters is not material to the consolidated financial position, results of operations or cash flows of the Company.

Leases

      Total rental expense under operating leases were $13.5 million in 2002, $10.7 million in 2001 and $9.4 million in 2000. The minimum annual rentals on non-cancelable, long-term, operating leases in effect at December 31, 2002 are expected to approximate $10.7 million in 2003, $6.4 million in 2004, $4.4 million in 2005, $3.0 million in 2006 and $22.4 million in 2007 and thereafter.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Capital Stock

      Share activity in the Company’s preferred and common stocks is set forth below for the three years ended December 31, 2002:

	Common Stock

	Class A	Class B

Outstanding at December 31, 1999	10,274,567	53,977,630
Exercise of stock options	—	247,688
Acquisition of treasury shares	(560,629)	(5,104,865)

Outstanding at December 31, 2000	9,713,938	49,120,453

Exercise of stock options	—	347,227
Acquisition of treasury shares	(42,315)	(420,165)

Outstanding at December 31, 2001	9,671,623	49,047,515

Exercise of stock options	—	826,460
Acquisition of treasury shares	—	(304,441)

Outstanding at December 31, 2002	9,671,623	49,569,534

      Treasury shares are retired when acquired and the purchase price is charged against par value and additional paid-in capital. Voting rights per share: Class A Common — twenty; Class B Common — one. In addition, the Company has 5,891,097 authorized shares of preferred stock; no preferred shares are outstanding.

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

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Shares of the Company’s common stock were reserved at December 31, 2002 as follows:

	Common Stock
			Preferred
	Class A	Class B	Stock

Exercise of outstanding stock options	—	8,578,135	—
Future grant of stock options	959,012	1,535,419	—
Exercise of stock purchase rights	—	—	59,241
Shares reserved under other equity compensation plans	2,431	300,000	—

Total	961,443	10,413,554	59,241

Note 14 — Stock Options

      The Company has granted options to officers and key employees to purchase the Company’s Class A and Class B Common Stock and the Company may grant to officers and key employees options to purchase the Company’s Class B Common Stock at not less than 100% of market prices on the date of grant with a ten year term and, generally, a three year vesting period. The Company accounts for these options under the recognition and measurement principles of APB 25. No stock-based employee compensation cost is reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock option activity for the three years ended December 31, 2002 is set forth below:

	Number of	Option Price Per	Weighted
	Shares	Share Range	Average

Outstanding at December 31, 1999	6,340,889	$19.33 – $47.13	$33.23
Granted	1,602,300	$24.59	$24.59
Exercised	(247,688)	$19.33 – $26.99	$20.05
Canceled or expired	(352,158)	$19.33 – $47.13	$28.20

Outstanding at December 31, 2000	7,343,343	$23.39 – $47.13	$31.63
Granted	1,444,000	$27.81 – $30.74	$28.01
Exercised	(347,227)	$23.39 – $47.13	$23.92
Canceled or expired	(206,254)	$23.39 – $47.13	$32.96

Outstanding at December 31, 2001	8,233,862	$24.59 – $47.13	$31.25
Granted	1,759,600	$34.12 – $36.20	$36.14
Exercised	(826,460)	$26.99 – $32.06	$26.70
Canceled or expired	(588,867)	$25.15 – $47.13	$35.26

Outstanding at December 31, 2002	8,578,135	$25.59 – $47.13	$32.45

      On December 31, 2002, outstanding options were comprised of 1,449,836 shares exercisable with an average remaining life of three years and an average price of $33.32 (range $25.15 — $41.69); 1,443,900 shares exercisable with an average remaining life of six years and an average price of $42.72 (range $39.34 — $47.13); 1,096,750 shares exercisable and 1,402,550 shares not vested with a remaining life of eight years and

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an average price of $25.94 (range $24.59 — $27.66); and 3,185,100 shares not vested with an average remaining life of ten years and an average price of $32.50 (range $27.81 — $36.20).

Note 15 — Earnings Per Share

      The following table sets forth the computation of earnings per share for the three years ended December 31, (in millions):

	2002	2001	2000

Net Income	$83.2	$48.3	$138.2

Weighted average number of common shares outstanding during the year (basic)	59.1	58.7	61.2
Common equivalent shares	0.6	0.2	0.1

Average number of shares outstanding (diluted)	59.7	58.9	61.3

Earnings per share
Basic	$1.40	$0.83	$2.26
Diluted	$1.38	$0.82	$2.25

      A portion of the total options to purchase shares of common stock outstanding at year end were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. The number of anti-dilutive options outstanding were 2.0 million, 2.9 million and 5.1 million at December 31, 2002, 2001 and 2000, respectively.

Note 16 — Accumulated Other Comprehensive Income

      The following table reflects the accumulated balances of other comprehensive income (in millions):

					Accumulated
	Pension	Cumulative	Unrealized Gain	Cash Flow	Other
	Liability	Translation	(Loss) on	Hedging	Comprehensive
	Adjustment	Adjustment	Investments	Loss	Income (Loss)

Balance at December 31, 1999	—	$(13.6)	—	—	$(13.6)
Current year change	—	(5.9)	—	—	(5.9)

Balance at December 31, 2000	—	(19.5)	—	—	(19.5)
Current year change	—	.2	—	—	.2

Balance at December 31, 2001	—	(19.3)	—	—	(19.3)
Current year change	$(12.4)	1.7	$0.5	$(1.2)	(11.4)

Balance at December 31, 2002	$(12.4)	$(17.6)	$0.5	$(1.2)	$(30.7)

Note 17 — Industry Segments and Geographic Area Information

Nature of Operations

      Hubbell Incorporated was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Hubbell manufactures and sells high quality electrical and electronic products for a broad range of commercial, industrial, telecommunications, utility and residential applications. Products are manufactured or assembled by subsidiaries in North America, Switzerland, Puerto Rico, Mexico, Italy and the United Kingdom. Hubbell also participates in a joint venture in Taiwan, and maintains sales offices in Singapore, the People’s Republic of China, Mexico, Hong Kong, South Korea and the Middle East.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is primarily engaged in the engineering, manufacture and sale of electrical and electronic products. For management reporting and control, the businesses are divided into three operating segments: Electrical, Power, and Industrial Technology. Information regarding operating segments has been presented as required by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”. At December 31, 2002 the operating segments were comprised as follows:

      The Electrical Segment is comprised of businesses that primarily sell through distributors, lighting showrooms, home centers, telephone and telecommunication companies, and represents stock items including standard and special application wiring device products, lighting fixtures and controls, fittings, switches and outlet boxes, enclosures, wire management products and voice and data signal processing components. The products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians, and telecommunication companies. Certain lighting fixtures and electrical products also have residential application.

      Power Segment businesses design and manufacture a wide variety of construction, switching and protection products, hot line tools, grounding equipment, cover ups, fittings and fasteners, cable accessories, insulators, arresters, cutouts, sectionalizers, connectors and compression tools for the building and maintenance of overhead and underground power and telephone lines, as well as applications in the industrial, construction and pipeline industries.

      The Industrial Technology Segment consists of operations that design and manufacture test and measurement equipment, high voltage power supplies and variable transformers, industrial controls including motor speed controls, pendant-type push-button stations, overhead crane controls, electric cable and hose reels, and specialized communications systems such as intra-facility communications systems, telephone systems, and land mobile radio peripherals. Products are sold primarily to steel mills, industrial complexes, oil, gas and petro-chemical industries, seaports, transportation authorities, the security industry (malls and colleges), and cable and electronic equipment manufacturers.

      On a geographic basis, the Company defines “international” as operations and subsidiaries based outside of the United States and its possessions. Sales of international units were 10% of total sales in 2002, 11% in 2001, and 10% in 2000, with the Canadian and United Kingdom markets representing approximately 68% collectively of the 2002 total. Net assets of international subsidiaries were 11% of the consolidated total in 2002, 11% in 2001, and 9% in 2000. Export sales directly to customers or through electric wholesalers from United States operations were $85.7 million in 2002, $88.4 million in 2001, and $74.8 million in 2000.

     Financial Information

      Financial information by industry segment and geographic area for the three years ended December 31, 2002, is summarized below (in millions). When reading the data the following items should be noted:

•	Net sales comprise sales to unaffiliated customers—inter-segment and inter-area sales are immaterial.

•	Segment operating income consists of net sales less operating expenses. Interest expense, and other income have not been allocated to segments.

•	General corporate assets not allocated to segments are principally cash, investments and deferred taxes.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Industry Segment Data

	2002	2001	2000

Net Sales:
Electrical	$1,142.5	$837.7	$928.6
Power	325.8	335.0	372.9
Industrial Technology	119.5	139.5	122.6

Total	$1,587.8	$1,312.2	$1,424.1

Operating Income:
Electrical	$112.5	$75.2	$122.3
Special charges, net	(12.4)	(25.0)	(19.2)
Gain on sale of business	3.0	4.7	36.2
Power	33.4	24.4	39.7
Special charges, net	(0.5)	(21.3)	(3.7)
Industrial Technology	3.3	5.2	10.0
Special charges	(0.8)	(6.7)	(0.8)

Operating income	138.5	56.5	184.5
Interest expense	(17.8)	(15.5)	(19.7)
Investment and other income, net	6.3	14.8	19.5

Income before income taxes	$127.0	$55.8	$184.3

Assets:
Electrical	$793.1	$531.2	$577.9
Power	308.4	319.2	369.1
Industrial Technology	101.5	143.8	159.1
General Corporate	207.3	211.2	342.4

Total	$1,410.3	$1,205.4	$1,448.5

Capital Expenditures:
Electrical	$12.4	$18.1	$35.5
Power	5.4	8.3	9.8
Industrial Technology	1.4	1.4	1.5
General Corporate	2.7	0.8	1.8

Total	$21.9	$28.6	$48.6

Depreciation and Amortization:
Electrical	$35.2	$31.2	$32.3
Power	11.1	16.3	17.8
Industrial Technology	2.8	4.8	4.2
General Corporate	0.7	0.7	0.6

Total	$49.8	$53.0	$54.9

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization of goodwill recorded on a pretax basis in segment operating income for the year ended December 31, 2001 is $2.9 million in Electrical, $3.4 million in Power, and $1.9 million in Industrial Technology. Amortization of goodwill included on a pretax basis in segment operating income for the year ended December 31, 2001 is $3.3 million in Electrical, $3.4 million in Power, and $1.5 million in Industrial Technology.

Geographic Area Data

	2002	2001	2000

Net Sales:
United States	$1,429.1	$1,161.3	$1,279.1
International	158.7	150.9	145.0

Total	$1,587.8	$1,312.2	$1,424.1

Operating Income:
United States	$133.4	$89.7	$154.3
Special charges, net	(12.2)	(46.3)	(22.6)
Gain on sale of business	3.0	4.7	36.2
International	15.8	15.1	17.7
Special charges	(1.5)	(6.7)	(1.1)

Total	$138.5	$56.5	$184.5

Assets:
United States	$1,255.6	$1,075.1	$1,313.0
International	154.7	130.3	135.5

Total	$1,410.3	$1,205.4	$1,448.5

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Quarterly Financial Data (Unaudited)

      The table below sets forth summarized quarterly financial data for the years ended December 31, 2002 and 2001 (in millions, except per share amounts):

	First		Second		Third	Fourth
	Quarter		Quarter		Quarter	Quarter

2002
Net Sales	$301.7		$414.1		$445.8	$426.2
Gross Profit	$76.4		$106.1		$115.4	$111.2	(3)
Net income before cumulative effect of accounting change	$19.5		$30.8		$31.1	$27.2
Net Income (loss)	$(5.9	)(1)(2)	$30.8		$31.1 (2)	$27.2	(3)
Earnings Per Share — Basic:
Before cumulative effect of accounting change	$0.33		$0.52		$0.53	$0.45
After cumulative effect of accounting change	$(0.10	)(1)	$0.52		$0.53	$0.45
Earnings Per Share — Diluted:
Before cumulative effect of accounting change	$0.33		$0.51		$0.52	$0.45
After cumulative effect of accounting change	$(0.10	)(1)	$0.51		$0.52	$0.45
2001
Net Sales	$344.1		$341.2		$325.7	$301.2
Gross Profit	$86.5		$84.9	(4)	$80.0	$62.6	(5)
Net Income (loss)	$21.1		$21.8	(4)	$19.5	$(14.1	)(5)
Earnings Per Share:
Basic	$0.36		$0.37		$0.34	$(0.24)
Diluted	$0.36		$0.37		$0.33	$(0.24)

(1)	During 2002, the Company adopted the provisions of SFAS 142 and recorded a goodwill impairment charge of $25.4 million, after tax, to write-off goodwill associated with the high voltage test businesses in the Industrial Technology segment. The impairment charge was reported as the cumulative effect of a change in accounting principle.

(2)	In the first and third quarters of 2002, net income includes $0.9 million and $1.0 million, respectively, of pretax gain on sale of the Company’s WavePacer Digital Subscriber Line assets.

(3)	In the fourth quarter of 2002, the Company recorded special charges of $12.4 million pretax associated with the cost of streamlining and integrating the newly acquired LCA companies, which reduced net income by $7.7 million. A portion of the total 2002 charge, $5.4 million pretax, relates to product rationalization costs which are classified in Cost of goods sold.

(4)	In the second quarter of 2001, the Company recorded a non-recurring charge of $3.8 million pretax related to impaired foundry assets in the Power segment which were abandoned due to lower demand, which reduced net income by $2.4 million.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	In the fourth quarter of 2001, the Company recorded special charges of $56.3 million, offset by a $3.3 million reversal relating to the 1997 streamlining program. The charge included the cost of streamlining and cost reduction programs of $48.6 million and $7.7 million of non-recurring costs. The cost reduction programs are intended to reduce the productive capacity of the Company and lower fixed costs. A portion of the total 2001 charge, $13.0 million, related to product rationalization costs which were classified in Cost of goods sold. The non-recurring charges included $6.0 million in costs associated with environmental remediation actions at two previously exited facilities in anticipation of their disposal and $1.7 million in costs associated with an acquisition that was not expected to be completed. These net charges reduced net income by $35.5 million.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant(1)

Executive Officers of the Registrant

Name	Age(2)	Present Position	Business Experience

G. Jackson Ratcliffe	66	Chairman of the Board	President and Chief Executive Officer January 1, 1988 to July 1, 2001; Chairman of the Board since 1987; Executive Vice President — Administration 1983-1987; Senior Vice President — Finance and Law 1980-1983; Vice President, General Counsel and Secretary 1974-1980.
Timothy H. Powers	54	President and Chief Executive Officer	President and Chief Executive Officer since July 1, 2001; Senior Vice President and Chief Financial Officer September 21, 1998 to June 30, 2001; previously Executive Vice President, Finance & Business Development, Americas Region, Asea Brown Boveri.
William T. Tolley	45	Senior Vice President and Chief Financial Officer	Present position since February 18, 2002; previously Senior Vice President and Chief Financial Officer, Chesapeake Corporation.
Richard W. Davies	56	Vice President, General Counsel and Secretary	Present position since January 1, 1996; General Counsel since 1987; Secretary since 1982; Assistant Secretary 1980-1982; Assistant General Counsel 1974-1987.
James H. Biggart, Jr.	50	Vice President and Treasurer	Present position since January 1, 1996; Treasurer since 1987; Assistant Treasurer 1986-1987; Director of Taxes 1984-1986.

(1)	The definitive proxy statement for the annual meeting of shareholders to be held on May 5, 2003, filed with the Commission on March 24, 2003, pursuant to Regulation 14A, is incorporated herein by reference.

(2)	As of March 7, 2003.

Name	Age(2)	Present Position	Business Experience

Gregory F. Covino	37	Corporate Controller	Present position since June 6, 2002; Director, Corporate Accounting since 1999; previously Assistant Controller, Otis Elevator Company, a subsidiary of United Technologies Corp.
Scott H. Muse(3)	45	Group Vice President	Present position since April 27, 2002; previously President and Chief Executive Officer of Lighting Corporation of America, Inc. 1998-2002, and President of Progress Lighting, Inc. 1993-1998.
W. Robert Murphy(3)	53	Senior Group Vice President	Present position since May 6, 2002; Group Vice President 2000-2002; Senior Vice President Marketing and Sales (Wiring Systems) 1985-1999; and various sales positions (Wiring Systems) 1975-1985.
Thomas P. Smith(3)	43	Group Vice President	Present position since May 7, 2001; Vice President, Marketing and Sales (Power Systems) 1998-2001; Vice President Sales, 1991-1998 of various Company operations.
Gary N. Amato(3)	51	Vice President	Present position since October, 1997; Vice President and General Manager the Company’s Industrial Controls Divisions (ICD) 1989-1997; Marketing Manager, ICD, April 1988-March, 1989.

      There is no family relationship between any of the above-named executive officers.

Item 11.     Executive Compensation(1)

Item 12.     Security Ownership of Certain Beneficial Owners and Management(1)

Item 13.     Certain Relationships and Related Transactions(1)

Item 14.     Controls and Procedures

      Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer and Senior

(1)	The definitive proxy statement for the annual meeting of shareholders to be held on May 5, 2003, filed with the Commission on March 24, 2003, pursuant to Regulation 14A, is incorporated herein by reference.

(2)	As of March 7, 2003.

(3)	Designated an executive officer of the Company for 2003.

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.     Financial Statements and Schedules

      Financial statements and schedules listed in the Index to Financial Statements and Schedules appearing on Page 32 are filed as part of this Annual Report on Form 10-K.

2.     Exhibits

Number	Description

3a	Restated Certificate of Incorporation, as amended and restated as of May 14, 1998. (1) Exhibit 3a of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 1998, and filed on August 7, 1998, is incorporated by reference; (2) Exhibit 1 of the registrant’s reports on Form 8-A and 8-K, both dated and filed on December 17, 1998, is incorporated by reference; and (3) Exhibit 3(a), being a Certificate of Correction to the Restated Certificate of Incorporation, of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 1999, and filed on November 12, 1999, is incorporated by reference.
3b	By-Laws, Hubbell Incorporated, as amended on March 5, 2001. Exhibit 3b of the registrant’s report on Form 10-K for the year 2000, filed March 27, 2001, is incorporated by reference.
3c	Rights Agreement, dated as of December 9, 1998, between Hubbell Incorporated and ChaseMellon Shareholder Services, L.L.C.) as Rights Agent (incorporated by reference to Exhibit 1 to the registrant’s Registration Statement on Form 8-A and Form 8-K, both dated and filed on December 17, 1998. Exhibit 3(c), being an Amendment to Rights Agreement, of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 1999, and filed on November 12, 1999, is incorporated by reference.
4a	Instruments with respect to the 1996 issue of long-term debt have not been filed as exhibits to this Annual Report on Form 10-K as the authorized principal amount on such issue does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis; registrant agrees to furnish a copy of each such instruments to the Commission upon request.
4b	Senior Indenture, dated as of September 15, 1995, between Hubbell Incorporated and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank and Chemical Bank), as trustee. Exhibit 4a of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
4c	Specimen Certificate of 6.375% Notes due 2012. Exhibit 4b of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
4d	Specimen Certificate of registered 6.37% Notes due 2010. Exhibit 4c of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
4e	Registration Rights Agreement, dated as of May 15, 2002, among Hubbell Incorporated and J.P. Morgan Securities, Inc., BNY Capital Markets, Inc., Deutsche Bank Securities Inc., First Union Securities, Inc., Morgan Stanley & Co. Incorporated and Salomon Smith Barney Inc. as the Initial Purchasers. Exhibit 4d of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
10a†	Hubbell Incorporated Supplemental Executive Retirement Plan, as amended and restated effective June 7, 2001. Exhibit 10a of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2001, filed August 9, 2001, is incorporated by reference.

Number	Description

10b(1)†	Hubbell Incorporated 1973 Stock Option Plan for Key Employees, as amended and restated effective May 7, 2001. Exhibit 10b(1) of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2001, filed August 9, 2001, is incorporated by reference.
10bb	Credit Agreement, dated as of July 18, 2002, by and among Hubbell Incorporated, the Lenders party thereto from time to time, Fleet National Bank and Wachovia Bank, National Association as Syndication Agents, Deutsche Bank AG, New York Branch as Documentation Agent, JPMorgan Chase Bank as Administrative Agent and J.P. Morgan Securities Inc., as Arranger and Bookrunner. Exhibit 10bb of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2002, filed August 12, 2002, is incorporated by reference.
10c†	Description of the Hubbell Incorporated, Post Retirement Death Benefit Plan for Participants in the Supplemental Executive Retirement Plan, as amended effective May 1, 1993. Exhibit 10c of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 1993, filed on August 12, 1993, is incorporated by reference.
10f	Hubbell Incorporated Deferred Compensation Plan for Directors, as amended and restated effective December 3, 2002. Exhibit 4(b) of the registrant’s Form S-8 Registration Statement, filed December 19, 2002, is incorporated by reference.
10h	Hubbell Incorporated Key Man Supplemental Medical Insurance, as amended and restated effective December 9, 1986. Exhibit 10h of the registrant’s report on Form 10-K for the year 1987, filed on March 25, 1988, is incorporated by reference.
10i*	Hubbell Incorporated Retirement Plan for Directors, as amended and restated effective December 3, 2002.
10o†	Hubbell Incorporated Policy for Providing Severance Payments to Key Managers, as amended and restated effective September 9, 1993. Exhibit 10o of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 1993, filed on November 10, 1993, is incorporated by reference.
10p†	Hubbell Incorporated Senior Executive Incentive Compensation Plan, effective January 1, 1996. Exhibit C of the registrant’s proxy statement, dated March 22, 1996 and filed on March 27, 1996, is incorporated by reference.
10t†	Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and Timothy H. Powers. Exhibit 10t of the registrant’s report on Form 10-K for the year 1999, filed March 27, 2000, is incorporated by reference.
10u†	Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and Richard W. Davies. Exhibit 10u of the registrant’s report on Form 10-K for the year 1999, filed March 27, 2000, is incorporated by reference.
10v†	Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and James H. Biggart. Exhibit 10v of the registrant’s report on Form 10-K for the year 1999, filed March 27, 2000, is incorporated by reference.
10w†	Hubbell Incorporated Top Hat Restoration Plan, as amended effective June 6, 2002. Exhibit 10w of the registrant’s report on Form 10-Q for the second quarter (ended June 30), filed August 12, 2002, is incorporated by reference.
10x†	Termination Agreement and General Release, dated as of October 21, 2001, between Hubbell Incorporated and Harry B. Rowell, Jr., Exhibit 10x of the registrant’s report on Form 10-K for the year 2001, filed March 19, 2002, is incorporated by reference.
10y†	The retirement arrangement with G. Jackson Ratcliffe is incorporated by reference to the registrant’s proxy statement, dated March 27, 2002 as set forth under the heading “Employment Agreements/ Retirement Arrangements”.
10z†	Hubbell Incorporated Incentive Compensation Plan, adopted effective January 1, 2002. Exhibit 10z of the registrant’s report on Form 10-K for the year 2001, filed on March 19, 2002, is incorporated by reference.
10aa†*	Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and W. Robert Murphy.

Number	Description

10cc†*	Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and Gary N. Amato.
21*	Listing of significant subsidiaries.
99.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	This exhibit constitutes a management contract, compensatory plan, or arrangement

*	Filed hereunder

3.     Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended December 31, 2002.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBBELL INCORPORATED

By	/s/ W. T. TOLLEY W. T. Tolley Senior Vice President and Chief Financial Officer	By	/s/ G. F. COVINO --------------------------------------------------- G. F. Covino Corporate Controller and Chief Accounting Officer

Date: 3/4/03

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Title	Date

By	/s/ G. J. RATCLIFFE G. J. Ratcliffe	Chairman of the Board	3/4/03

By	/s/ T. H. POWERS T. H. Powers	President and Chief Executive Officer and Director	3/4/03

By	/s/ W. T. TOLLEY W. T. Tolley	Senior Vice President and Chief Financial Officer	3/4/03

By	/s/ G. F. COVINO G. F. Covino	Corporate Controller and Chief Accounting Officer	3/4/03

By	/s/ E. R. BROOKS E. R. Brooks	Director	3/4/03

By	/s/ G. W. EDWARDS, JR. G. W. Edwards, Jr.	Director	3/4/03

By	/s/ J. S. HOFFMAN J. S. Hoffman	Director	3/4/03

By	/s/ A. MCNALLY IV A. McNally IV	Director	3/4/03

By	/s/ D. J. MEYER D. J. Meyer	Director	3/4/03

By	/s/ M. WALLOP M. Wallop	Director	3/4/03

I, Timothy H. Powers, President and Chief Executive Officer of Hubbell Incorporated, certify that:

1. I have reviewed this annual report on Form 10-K of Hubbell Incorporated (the “Registrant”).

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TIMOTHY H. POWERS

Timothy H. Powers
President and Chief Executive Officer

March 4, 2003

I, William T. Tolley, Senior Vice President and Chief Financial Officer of Hubbell Incorporated, certify that:

1. I have reviewed this annual report on Form 10-K of Hubbell Incorporated (the “Registrant”).

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM T. TOLLEY

William T. Tolley
Senior Vice President and Chief Financial Officer

March 4, 2003

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Hubbell Incorporated:

      Our audits of the consolidated financial statements referred to in our report dated January 21, 2003, appearing on page 33 of this Form 10-K also included an audit of the Financial Statement Schedule listed in the index on page 32 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Stamford, Connecticut

January 21, 2003

Schedule II

HUBBELL INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

      Reserves deducted in the balance sheet from the assets to which they apply:

		Additions
	Balance at	Charged to	Acquisitions		Balance
	Beginning	Costs and	Disposition		at End
	of Year	Expenses	of Business	Deductions	of Year

	(In millions)
Allowances for doubtful accounts receivable:
Year 2000	$4.1	$3.0	$0.6	$(3.5)	$4.2
Year 2001	$4.2	$7.6	$0.1	$(4.5)	$7.4
Year 2002	$7.4	$4.2	$3.0	$(2.3)	$12.3
Allowances for excess/obsolete inventory:
Year 2000	$19.3	$22.2 *	$1.1	$(20.0)	$22.6
Year 2001	$22.6	$16.1 *	$0.2	$(12.9)	$26.0
Year 2002	$26.0	$15.6 *	$13.8	$(10.6)	$44.8

*	Includes the cost of product line discontinuances of $5.4 million, $13.0 million, and $20.3 million at December 31, 2002, 2001, and 2000, respectively.