Form 10-Q
period 2003-03-31
HUBBELL INC
filed 2003-05-13
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

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

Yes  [X]               No[  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]     No [  ]

The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of May 1, 2003 was 9,671,623 and 49,625,793, respectively.

INDEX

HUBBELL INCORPORATED

		Page

Part I	Financial Information
Item 1.	Financial Statements – (unaudited)
	Consolidated Statements of Income – Three months ended March 31, 2003 and 2002	3
	Consolidated Balance Sheets – March 31, 2003 and December 31, 2002	4
	Consolidated Statements of Cash Flows – Three months ended March 31, 2003 and 2002	5
	Notes to Consolidated Financial Statements – March 31, 2003	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
Part II.	Other Information
Item 1.	Legal Proceedings	N/A
Item 2.	Changes In Securities and Use of Proceeds	N/A
Item 3.	Defaults upon Senior Securities	N/A
Item 4.	Submission of Matters to a Vote of Security Holders	N/A
Item 5.	Other Information	N/A
Item 6.	Exhibits and Reports on Form 8-K	20
Signatures		21
Certifications		22-23

HUBBELL INCORPORATED

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31

	2003	2002

Net sales	$419.4	$301.7
Cost of goods sold	309.7	225.3

Gross profit	109.7	76.4
Selling & administrative expenses	74.8	50.8
Special charges, net	1.1	0.7
Gain on sale of business	—	(1.4)

Operating income	33.8	26.3
Other income (expense):
Investment income	1.0	1.3
Interest expense	(5.2)	(2.2)
Other income (expense), net	(0.3)	(0.1)

Total other income (expense)	(4.5)	(1.0)

Income before income taxes and cumulative effect of accounting change	29.3	25.3
Provision for income taxes	7.6	5.8

Income before cumulative effect of accounting change	21.7	19.5
Cumulative effect of accounting change, net of taxes	—	(25.4)

Net Income (Loss)	$21.7	$(5.9)

Earnings (loss) per share-Basic
Before cumulative effect of accounting change	$.37	$.33

After cumulative effect of accounting change	$.37	$(.10)

Earnings (loss) per share- Diluted
Before cumulative effect of accounting change	$.36	$.33

After cumulative effect of accounting change	$.36	$(.10)

Average number of common shares outstanding – diluted	59.8	59.5

Cash dividends per common share	$.33	$.33

See notes to consolidated financial statements.

HUBBELL INCORPORATED

Consolidated Balance Sheets
(in millions)

	(unaudited)
	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and temporary cash investments	$54.9	$40.0
Short-term investments	15.0	15.0
Accounts receivable (net)	233.3	221.2
Inventories	254.5	258.0
Deferred taxes and other	57.1	62.1

Total current assets	614.8	596.3

Property, plant and equipment (net)	312.0	320.6

Other assets:
Investments	75.3	76.5
Goodwill	317.5	314.6
Intangible assets and other	99.7	102.3

Total Assets	$1,419.3	$1,410.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Commercial paper and notes	$—	$—
Accounts payable	88.0	86.2
Accrued salaries, wages and employee benefits	40.3	39.8
Accrued income taxes	32.9	25.5
Dividends payable	19.5	19.5
Other accrued liabilities	79.3	83.7

Total current liabilities	260.0	254.7

Long-term debt	298.7	298.7
Other non-current liabilities	111.8	112.7

Shareholders’ equity	748.8	744.2

Total Liabilities and Shareholders’ Equity	$1,419.3	$1,410.3

See notes to consolidated financial statements.

HUBBELL INCORPORATED

Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Three Months Ended
	March 31

	2003	2002

Cash flows from operating activities
Net income	$21.7	$(5.9)
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	25.4
Gain on sale of business	—	(1.4)
Depreciation and amortization	13.0	11.3
Expenditures – special charges	(1.8)	(3.3)
Changes in assets and liabilities, net of business acquisitions:
(Increase)/Decrease in accounts receivable	(8.3)	(6.1)
(Increase)/Decrease in inventories	3.7	14.9
(Increase)/Decrease in other current assets	3.4	(1.9)
Increase/(Decrease) in current operating liabilities	3.3	1.4
(Increase)/Decrease in other, net	0.7	0.5

Net cash provided by operating activities	35.7	34.9

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(25.5)
Additions to property, plant and equipment	(5.0)	(3.9)
Purchases of available-for-sale investments	(17.5)	(6.0)
Proceeds from sale of available-for-sale investments	18.7	6.3
Purchases of held-to-maturity investments	—	(15.0)
Proceeds from maturities/sales of held-to-maturity investments	—	3.2
Other, net	1.0	1.9

Net cash used in investing activities	(2.8)	(39.0)

Cash flows from financing activities
Payment of dividends	(19.5)	(19.4)
Commercial paper – borrowings (repayments)	—	7.1
Exercise of stock options	1.5	6.9

Net cash used in financing activities	(18.0)	(5.4)

Increase (decrease) in cash and temporary cash investments	14.9	(9.5)
Cash and temporary cash investments
Beginning of period	40.0	33.4

End of period	$54.9	$23.9

See notes to consolidated financial statements.

HUBBELL INCORPORATED
Notes to Consolidated Financial Statements
March 31, 2003
(unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, or “Registrant”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain prior year amounts have been reclassified to conform with the current year presentation.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2002.

2.	Stock- Based Compensation

Effective December 2002, the Company adopted the disclosure provisions as outlined in Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”. SFAS No. 123 - “Accounting for Stock-Based Compensation” permits, but does not require, a fair value based method of accounting for employee stock option and performance plans which results in compensation expense being recognized in the results of operations when awards are granted. The Company continues to use the current intrinsic value based method of accounting for such plans in accordance with APB 25 “Accounting for Stock Issued to Employees,” where compensation expense is measured as the excess, if any, of the quoted market price of the Company’s stock at the measurement date over the exercise price.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for stock options (in millions except per share amounts):

	Quarter Ended March 31

	2003	2002

Net income, as reported	$21.7	$(5.9)
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1.1)	(1.0)

Pro forma net income	20.6	(6.9)
Earnings per share after cumulative effect of accounting change:
Basic — as reported	$.37	$(.10)
Basic — pro forma	$.35	$(.12)
Diluted — as reported	$.36	$(.10)
Diluted — pro forma	$.35	$(.12)

3.	Inventories are classified as follows (in millions):

	March 31,	December 31,
	2003	2002

Raw Material	$88.9	$87.2
Work-in-Process	65.8	67.5
Finished Goods	139.3	142.8

	294.0	297.5
Excess of FIFO costs over LIFO cost basis	(39.5)	(39.5)

Total	$254.5	$258.0

4.	Business Combinations

There were no business acquisitions or dispositions in the first quarter of 2003.

In April 2002, Hubbell acquired the LCA Group, Inc. (“LCA”), the domestic lighting business of U.S. Industries, Inc. The purchase price for the acquisition was approximately $234.6 million in cash.

LCA manufactures and distributes a wide range of outdoor and indoor lighting products to commercial, industrial and residential markets under various brand names, including Alera, Kim, Spaulding, Whiteway, Moldcast, Architectural Area Lighting, Columbia, Keystone, Prescolite, Dual-Lite and Progress. Hubbell financed the acquisition of LCA with available cash and through the issuance of $200.0 million of long-term notes in May 2002.

The following table summarizes the preliminary allocation of the assets acquired and liabilities assumed at April 26, 2002 using preliminary determinations of fair market valuations (in millions):

At April 26, 2002
Current Assets:
Cash	$0.3
Accounts receivable, net	77.2
Inventories, net	77.2
Deferred taxes and other	9.7

Total current assets	164.4
Property, plant and equipment, net	87.2
Intangibles assets and other	23.6

Total assets acquired	275.2

Current Liabilities:
Accounts payable	36.2
Other current liabilities	31.2

Total current liabilities	67.4
Non-current liabilities	29.6

Total liabilities assumed	97.0

Net assets acquired	$178.2

At March 31, 2003, goodwill related to the acquisition amounted to $56.4 million, representing the difference between the purchase price of $234.6 million and the net assets acquired of $178.2 million. In total, $77.1 million of the total purchase price has been allocated to goodwill and identifiable intangible assets deemed to have indefinite lives (primarily trademarks/trade names). Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. The amortization of goodwill associated with the LCA acquisition is expected to be deductible for federal tax purposes.

The determination of goodwill related to the LCA acquisition at March 31, 2003 remains preliminary. The final determination of goodwill is subject to final purchase accounting adjustments with respect to market value adjustments of certain fixed assets, adjustments to certain accrual balances and the final calculation of deferred taxes. The final determination of goodwill will be completed in the second quarter of 2003.

The following unaudited pro forma data summarize the results of operations for the period indicated as if the acquisition of LCA had been completed as of the beginning of the period presented. The pro forma data give effect to actual operating results prior to the acquisition and includes adjustments to interest expense and other costs associated with the combination. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future (in millions, except per share amounts):

	Three Months Ended
	March 31

	2003	2002

		Pro forma

Net sales	$419. 4	$435.1
Income before taxes and accounting change	$29.3	$29.7
Income before effect of accounting change	$21.7	$22.8
Earnings per share before accounting change – diluted	$.36	$.38

Management believes that the combination of the LCA brand names acquired and Hubbell’s existing lighting brands will create leading market positions in many sub-segments of the domestic lighting fixtures industry. Further, the acquisition adds complementary products to the Company’s current product offering and is expected to enhance the ability of the Company to attract premium manufacturers’ representatives in key markets, which is the primary channel to market in the domestic lighting fixtures business. The acquired businesses are included in the Company’s Electrical Segment beginning on the acquisition date of April 26, 2002. The Company expects its lighting operations to generate annual sales of approximately $800 million due to the combination of LCA with the Company’s existing lighting operations.

In March 2002, the Company completed the purchase of the common stock of Hawke Cable Glands Limited (“Hawke”) for $27.3 million in cash. Based in the United Kingdom, Hawke is a leading supplier of products used in harsh and hazardous locations worldwide including brass cable glands and cable connectors, cable transition devices, utility transformer breathers, stainless steel and nonmetallic enclosures and field bus connectivity components. Hawke complements the product offering of the Company’s Killark brand electrical components and is included in the Electrical Segment. At March 31, 2003, the final allocation of goodwill related to the acquisition amounted to $16.4 million, representing the difference between the purchase price and the net assets acquired of $10.9 million. In total, $17.2 million of the purchase price has been allocated to goodwill and assets deemed to have indefinite lives.

Dispositions

In April 2000, the Company completed the sale of its WavePacer Digital Subscriber Line (“WavePacer”) assets, part of Pulse Communications, Inc., for a sales price of $61.0 million. The transaction produced a pretax gain on sale of $36.2 million in 2000. At the time of sale, the Company retained a contractual obligation to supply product to the buyer at prices below manufacturing cost, resulting in an adverse commitment.

Management revised the remaining adverse commitment accrual at March 31, 2002 to reflect lower order quantities and projected costs, which resulted in an additional pretax gain of $1.4 million.

In September 2002, the Company entered into an agreement modifying the original manufacturing contract. In accordance with the modification agreement, final quantities were shipped and the Company was released from all service and warranty obligations.

5.	Earnings Per Share

The following table sets forth the computation of earnings per share for the three months ended March 31, 2003 and 2002 (in millions except per share amounts).

	Three Months Ended
	March 31

	2003	2002

Net income	$21.7	$(5.9)
Weighted average number of common shares outstanding during the period	59.3	58.9
Potential dilutive shares	0.5	0.6

Average number of shares outstanding – diluted	59.8	59.5

Earnings per share after cumulative effect of accounting change:
Basic	$.37	$(.10)

Diluted	$.36	$(.10)

6.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2003, by segment, were as follows (in millions):

			Segment

			Industrial
	Electrical	Power	Technology	Total

Balance December 31, 2002	$160.3	$112.7	$41.6	$314.6
Adjustments to goodwill	3.0	—	—	3.0
Impairment losses	—	—	—	—
Translation adjustments	(0.1)	—	—	(0.1)

Balance March 31, 2003	$163.2	$112.7	$41.6	$317.5

In the first quarter of 2003, the Company made certain adjustments to goodwill for the purchase accounting of the acquisitions of Hawke and LCA. These adjustments are related to the fair value of certain fixed assets and accrued liabilities.

During 2002, the Company completed the initial impairment tests of the recorded value of goodwill, as required by SFAS 142, “Goodwill and Other Intangible Assets”. As a result of this process, the Company identified one reporting unit within the Industrial Technology segment with a book value, including goodwill, which exceeded its fair market value. Thereafter, the implied fair value of the goodwill for this reporting unit was calculated, which resulted in a non-cash charge of $25.4 million, net of tax, or $0.43 per share-diluted to write-down the full value of the reporting unit’s goodwill. This non-cash charge was reported as the cumulative effect of a change in accounting principle retroactive to January 1, 2002. Fair values were calculated using a range of future operating results and primarily a discounted cash flow model. The Company expects to perform its annual impairment assessment in the second quarter of each year, unless circumstances dictate the need for more frequent assessments.

Identifiable intangible assets as of March 31, 2003 are recorded in Intangible assets and other in the Consolidated Balance Sheet and total approximately $31 million, net of accumulated amortization of $2 million. These intangible assets primarily represent trademarks and patents. Amortization of intangible assets for the first quarter of 2003 was approximately $0.4 million.

7.	Shareholders’ Equity

Shareholders’ Equity is comprised of the following (in millions):

	March 31,	December 31,
	2003	2002

Common stock, $.01 par value:
Class A-authorized 50,000,000 shares,
Outstanding 9,671,623 and 9,671,623 shares	$0.1	$0.1
Class B-authorized 150,000,000 shares
Outstanding 49,618,098 and 49,569,534 shares	0.5	0.5
Additional paid-in-capital	222.1	220.6
Retained earnings	555.9	553.7
Pension liability adjustment	(12.4)	(12.4)
Cumulative translation adjustment	(16.7)	(17.6)
Cash flow hedge loss	(1.2)	(1.2)
Unrealized gain on investments	0.5	0.5

	$748.8	$744.2

8.	Special and Non-Recurring Charges

Special Charges — Lighting Integration

Operating results in the first quarter of 2003 reflect special charges of $1.1 million representing facility preparation, equipment relocation, and other related costs associated with the lighting integration plan announced in December 2002. These costs consist of expenses under the Plan, which were recognized as incurred in 2003 in accordance with accounting principles generally accepted in the United States of America.

In addition, full year operating results in 2002 reflect pretax special charges of $10.3 million related to costs to integrate the lighting businesses acquired in 2002. These costs include $5.4 million related to product line inventory write-offs recorded in Cost of goods sold and $4.9 million of other costs recorded as a special charge. Lighting integration special charges consist of the following actions:

Product Line Inventory Rationalization

This program reflects management’s decision to streamline its product offering and rationalize overlapping product lines between Hubbell’s existing lighting business and the lighting businesses acquired in 2002. The cost of this program represents the write-down of the carrying cost of inventory to salvage value and is included in Cost of goods sold in the 2002 Consolidated Statement of Income. This rationalization of product is intended to facilitate improvements in manufacturing efficiencies and reduce working capital needs and does not represent the discontinuance of any major product line. This inventory has been, or is expected to be, scrapped or sold for a nominal value, which was considered in the write-down recorded. Product lines affected by this action include the Company’s commercial fluorescent, recessed, track, and life-safety products. The majority of the inventory disposed relates to product of the Company’s legacy lighting operation, which brands will no longer be offered for sale.

Reorganization

The 2002 special charge also included costs related to actions undertaken to integrate and reorganize the lighting businesses acquired in 2002. Specific actions being undertaken or already completed, all within the Electrical segment, include the following:

• Relocate San Leandro, CA office

• Close Martin, TN manufacturing facility

• Consolidate warehouses

•	Rationalize product lines

In addition to the $10.3 million of special charge costs discussed above, an additional $2.0 million of costs related to integration activities affecting acquired LCA operations were accrued at December 31, 2002 in the purchase accounting for the acquisition of LCA. The following table sets forth the components and status of the total lighting integration costs of $12.3 million at March 31, 2003 in millions:

	Employee	Exit
	Benefits	Costs	Total

Accrual balance at December 31, 2002	$3.1	$0.7	$3.8
Cash expenditures	(1.0)	(0.3)	(1.3)

Accrual balance at March 31, 2003	$2.1	$0.4	$2.5

Substantially all actions contemplated are scheduled for completion by June 30, 2003. Cash expenditures under the lighting integration program are expected to total approximately $4.5 million for severance and other costs of facility closings. Estimated proceeds of $1.0 million related to asset sale recoveries were considered in determining the asset impairment charges.

In total, $4.9 million was expensed in the 2002 fourth quarter related to severance ($1.8 million), asset write-offs ($2.4 million) and facility exit costs ($0.7 million).

A facility in Martin, TN was closed in the first quarter of 2003 and the carrying cost of this facility was reduced to estimated realizable value. The realizable value of equipment to be disposed of is nominal as the majority of the equipment is (A) proprietary, which would only be of value to competitors and which will not be sold; (B) designed specifically for the Company’s factories and therefore has limited or no marketability; or (C) equipment which the Company plans to scrap. A small amount of other equipment may be saleable if manufacturing equipment market conditions improve.

Employee benefit costs included estimated severance benefits for 222 employees, all of whom have left the company by March 31, 2003.

Exit costs included warehouse lease termination costs and postproduction maintenance and facility restoration costs associated with facilities to be closed, and the cost incurred in 2002 for moving equipment.

The $2.0 million of costs accrued in the purchase accounting for the acquisition of LCA related primarily to severance and employee relocation accruals ($1.7 million) in connection with the closure of the San Leandro, CA facility. Separation benefits were provided for approximately 64 employees, none of whom have left the Company through March 31, 2003. These terminations are expected to be completed by June 30, 2003.

   Prior Year Special Charges — 2001 Streamlining Program

The 2002 special charge includes $0.7 million of costs related to the streamlining and cost reduction program (the “Plan”) announced at the end of 2001 and is comprised of a variety of individual program costs associated with actions undertaken to reduce the productive capacity of the Company and realign employment levels to better match with lower actual and forecast rates of incoming business. In total, the Plan required a cumulative charge to pretax profit and loss of $52.0 million consisting of the 2002 special charge of $3.4 million and $48.6 million of charges recognized in 2001.

The $0.7 million charged against income in the first quarter of 2002 related to the Plan primarily included severance and program implementation costs.

Substantially all actions contemplated in the Plan were completed by December 31, 2002. Cash expenditures associated with the special charges were approximately $16 million for severance and other costs of facility closings, prior to an estimated $10.0 million in asset sale recoveries. As of March 31, 2003 the remaining accrual balance is $0.5 million, which is expected to be expended for severance and related benefits costs over the next year.

9.	Comprehensive Income:

Total comprehensive income and its components are as follows (in millions):

	Three Months Ended
	March 31

	2003	2002

Net income	$21.7	$(5.9)
Foreign currency translation adjustments	0.9	(0.3)
Unrealized gain on investments	—	0.1
Cash flow hedge loss	—	—

Comprehensive income	$22.6	$(6.1)

10.	Industry Segments

The following table sets forth financial information by industry segment (in millions):

	Three Months Ended
	March 31

	2003	2002

Net sales
Electrical	$312.1	$193.1
Power	79.0	80.4
Industrial Technology	28.3	28.2

Total	$419.4	$301.7

Operating Income
Electrical	$26.8	$17.2
Gain on sale of business	—	1.4
Special charge, net	(1.1)	(0.6)

Total Electrical	25.7	18.0
Power	6.4	7.2
Special charge,net	—	(0.1)

Total Power	6.4	7.1
Total Industrial Technology	1.7	1.2

Segment total	33.8	26.3
Interest expense	(5.2)	(2.2)
Investment and other income, net	0.7	1.2

Income before income taxes and accounting change	$29.3	$25.3

11.	Product Warranty

The Company offers a product warranty against quality defects on most of its products. The Company provides for estimated warranty expenses on these products based upon historical experience. Adjustments are made to the accrual as claims are incurred or historical experience warrants. Changes in the accrual for product warranties in the first quarter of 2003 are set forth below.

(in millions)
Balance at December 31, 2002	$5.3
Current provision	1.4
Expenditures	(1.4)

Balance at March 31, 2003	$5.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2003

Results of Operations

     The financial results for the first quarter of 2003 were negatively impacted by slowing demand in the industrial, commercial and utility markets affecting each of the Company’s three business segments. However, net sales and operating profit improved year over year primarily as a result of acquisitions: Hawke completed during the first quarter of 2002, LCA, the domestic lighting division of U.S. Industries completed in April 2002, and a pole-line hardware business purchased from Cooper Power Systems, Inc. in November 2002. In addition, operating margin improvement in certain of the Company’s core businesses also contributed to higher net income.

     The first quarter order input suggests no immediate turnaround in economic conditions which impact the Company’s markets. However, management believes that these economic difficulties are temporary, and are caused in part by the military conflict in Iraq. Although the prospects for recovery in the second half of 2003 remain uncertain, the productivity improvements being made within the Company are continuing and the Company is well positioned for future growth and improved profitability when business conditions begin to recover. Management remains confident about the fundamental strengths of the business and its prospects for the future.

     Over the next three quarters, the Company will focus on the following activities in order to strengthen its position in the marketplace:

•	Continue to adjust employment levels in response to changes in the economic environment.

•	Continue to execute lean sigma productivity programs.

•	Execute the lighting integration and restructuring program.

•	Accelerate new product development.

•	Continue to pursue acquisitions in the Company’s core markets.

Selected Financial Data
In millions, except per share data

		Three Months Ended
		March 31

		% of		% of
	2003	Net sales	2002	Net sales

Net sales	$419.4		$301.7
Cost of sales	309.7		225.3

Gross profit	109.7	26.2%	76.4	25.3%
Selling & administrative expenses	74.8	17.8%	50.8	16.8%
Operating income	33.8	8.1%	26.3	8.7%
Earnings per share before accounting change-diluted	$0.36		$0.33

Net Sales

     Net sales for the first quarter of 2003 of $419.4 million increased 39% over the first quarter in 2002. The revenue gains are attributable to the 2002 acquisitions of LCA, Hawke and a pole-line hardware business. Net sales decreased 4% after considering the pre-acquisition sales for LCA, Hawke and the pole-line hardware business, which management believes is the most relevant comparison of the trend in net sales. This decline is a result of continued weakness in industrial, commercial, non-residential construction, telecommunications, and utility markets, which negatively impacted incoming order rates. Strong retail and residential construction activity partially offset this decline.

Gross Profit

     Gross profit margins in the first quarter 2003 were 26.2% compared to 25.3% in the first quarter 2002. The improvement is attributable to improved efficiencies resulting from facility consolidation and lower operating costs, primarily as a result of completing actions associated with the 2001 streamlining and cost reduction program in the Power and Electrical segments.

Selling & Administrative (S&A) Expenses

     S&A expenses for the first quarter of 2003 were 17.8% of net sales compared with 16.8% of net sales in the 2002 first quarter. The increase in S&A as a percentage of sales is due to higher expenses with respect to employee benefits costs, particularly pension and 401(K) expenses, insurance expenses including general liability, workers compensation and medical, and higher S&A at acquired businesses.

Gain on Sale of Business

     In April 2000, the Company completed the sale of its WavePacer assets for a purchase price of $61.0 million. The Company recognized a pretax gain on this sale of $36.2 million in 2000. At the time of sale, the Company retained a contractual obligation to supply product to the buyer at prices below manufacturing cost, resulting in an adverse commitment.

     Management revised the remaining adverse commitment accrual at March 31, 2002 to reflect lower order quantities and projected costs, which resulted in an additional pretax gain of $1.4 million.

     In September 2002, the Company entered into an agreement modifying the original manufacturing contract. In accordance with the modification agreement, final quantities were shipped and the Company was released from all service and warranty obligations.

Special Charges

     Operating results in the first quarter of 2003 reflect special charges of $1.1 million representing facility preparation, equipment relocation and other related costs associated with the lighting integration plan announced in December 2002. These costs consist of expenses under the Plan, which were recognized as incurred in 2003 in accordance with accounting principles generally accepted in the United States of America. In total, $10.3 million of costs were expensed in 2002 in connection with the actions announced as follows:

Product Line Inventory Rationalization — ($5.4 million)

This program reflects management’s decision to streamline its product offering and rationalize overlapping product lines between Hubbell’s existing lighting business and the lighting businesses acquired in 2002. The cost of this program represents the write-down of the carrying cost of inventory to salvage value and is included in Cost of goods sold in the Consolidated Statement of Income. This rationalization of product is intended to facilitate improvements in manufacturing efficiencies and reduce working capital needs and does not represent the discontinuance of any major product line. This inventory has been, or is expected to be, scrapped or sold for a nominal value, which was considered in the write-down recorded. Product lines affected by this action include the Company’s commercial fluorescent, recessed, track, and life-safety products. The majority of the inventory disposed related to product of the Company’s legacy lighting operation, which brands will no longer be offered for sale.

Reorganization — ($4.9 million)

The 2002 special charge included costs related to actions undertaken to integrate and reorganize the acquired lighting businesses. Specific actions being undertaken or already completed, all within the Electrical segment, include the relocation of the San Leandro, CA office, the closure of the Martin, TN manufacturing facility, the consolidation of warehouses and the rationalization of product lines. In addition to the amounts expensed in 2002 and 2003 related to these actions, $2.0 million of costs were also accrued in the purchase accounting for the acquisition of LCA for the cost of qualifying actions.

     Substantially all actions contemplated by the charges recognized to date are scheduled for completion by June 30, 2003. However, the Company also expects to expense approximately $5 – $7 million of additional costs in 2003 and approximately $5 – $8 million in 2004 in connection with the lighting restructuring plan as additional actions are announced or expenses are incurred. These additional actions are expected to relate to both further relocation of manufacturing facilities and additional expenses associated with the actions already being undertaken.

Other Income/Expense

     In the 2003 first quarter, investment income declined by approximately $0.3 million versus the first quarter of 2002 due to lower average cash and investment balances and lower average interest rates. Interest expense increased to $5.2 million in the first quarter of 2003 compared to $2.2 million in the first quarter 2002 due to higher average debt as borrowings increased in the second quarter of 2002 to fund the LCA acquisition.

Income Taxes

     The Company’s effective tax rate was 26% for the first quarter of 2003 compared to 23% in the first quarter 2002. The higher rate in 2003 reflects a mix of higher earnings in the U.S. as a result of acquiring additional U.S. based businesses.

Income and Earnings per share (Before Cumulative Effect of Accounting Change)

     Income and diluted earnings per share before cumulative effect of accounting change improved in the first quarter 2003 versus the first quarter 2002 as a result of the earnings contribution from acquired businesses. Income before cumulative effect of accounting change as a percentage of net sales in the first quarter of 2003 was 5.2% compared to 6.5% in the first quarter of 2002. This decline primarily reflects higher S&A expenses, a higher income tax rate, higher interest expense in 2003, and the absence in 2003 of the $1.4 million gain on sale of business.

Cumulative Effect of Accounting Change

     In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the Company performed initial impairment tests of the recorded value of goodwill during 2002. As a result of this process, the Company identified one reporting unit within the Industrial Technology segment with a book value, including goodwill, which exceeded its fair market value. The Company recorded a non-cash charge of $25.4 million, net of tax, or $0.43 per share-diluted to write-down the full value of the reporting unit’s goodwill. This charge is reported as the cumulative effect of an accounting change. As required by SFAS 142, the Company will perform annual goodwill and indefinite-lived intangible asset impairment tests, which for 2003 will be completed in the second quarter.

Segment Results

Electrical

	Three Months Ended
	March 31

	2003	2002

	(In millions)
Net sales	$312.1	$193.1
Operating income	25.7	18.0
Operating margins	8.2%	9.3%

     Net sales increased 62% in the Electrical segment for the first quarter of 2003 compared to the first quarter 2002. The increase is primarily due to the acquired businesses, although stronger sales year over year in the Raco/Bell electrical products and wiring device businesses also contributed to the increase. Operating margin declined to 8.2% for the first quarter of 2003 compared to 9.3% in the prior year quarter. Deducted from operating profit in 2003 is $1.1 million of special charges in connection with the lighting integration plan compared to $0.6 million of special charges in 2002 in connection the Company’s 2001 streamlining and cost reduction plan. In addition, the first quarter 2002 operating income reflects a pretax gain on sale of the Wavepacer business of $1.4 million. Operating margins in the 2003 first quarter were also below the first quarter of 2002 due to the inclusion in 2003 of acquired lighting businesses with comparatively lower margins than the segment average, higher selling and administrative costs as noted under the discussion of S&A expenses above and pricing pressure in industrial and non-residential construction markets.

Power

	Three Months Ended
	March 31

	2003	2002

	(In millions)
Net sales	$79.0	$80.4
Operating income	6.4	7.1
Operating margins	8.1%	8.8%

     Net sales in the Power segment decreased by 2% for the first quarter 2003 versus 2002. This decrease is due to lower maintenance and capital spending by the segment’s utility customers and lower storm related order activity in the 2003 first quarter versus the 2002 first quarter. Partially offsetting this decrease are incremental sales from the pole-line hardware business purchased in the fourth quarter of 2002. The Segment’s primary utility market remains uncertain as customers continue to react to uncertainties in the global economy and contend with liquidity constraints as a result of deteriorated financial condition. This uncertainty resulted in major projects being postponed or delayed. Operating margins declined in the first quarter of 2003 primarily as a result of start up costs incurred in connection with the pole-line hardware business. These integration activities were substantially completed at March 31, 2003.

Industrial Technology

	Three Months Ended
	March 31

	2003	2002

	(In millions)
Net sales	$28.3	$28.2
Operating income	1.7	1.2
Operating margins	6.0%	4.3%

     Net sales in the Industrial Technology segment for the first quarter of 2003 remained flat with the level reported in the first quarter of 2002. The GAI-Tronics business produced double-digit increases in sales as this business benefits from its leading market position in specialty communications equipment and oil and gas markets. Sales in this segment continue to be negatively affected by depressed markets, particularly in industrial and high voltage test and measurement markets. However, operating margins improved to 6.0% in the 2003 first quarter compared to 4.3% in the 2002 first quarter as the effect of cost savings from workforce reductions and facility closings were realized.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL

Investments in the Business

     In the first quarter of 2003, the Company spent approximately $5.0 million on additions to property, plant and equipment, an increase of approximately 28% from the comparable period in 2002 due to the addition of acquired businesses.

     In 2003, the Company continues to invest in process improvement through lean initiatives. The Company currently has 18 major locations and approximately one third of its workforce participating in Kaizen events. In 2003, the Company is expanding its Kaizen activity to include business and product development processes. The Company expects to see modest savings by the end of 2003 from these process improvement initiatives.

Cash Flow

	In Millions
	Three Month Ended
	March 31

	2003	2002

Net cash provided by (used in):
Operating activities	$35.7	$34.9
Investing activities	(2.8)	(39.0)
Financing activities	(18.0)	(5.4)

Net change in cash and temporary cash investments	$14.9	$(9.5)

     Cash flows provided from operating activities for the first quarter ended March 31, 2003 increased $0.8 million from the comparable quarter in 2002. The increase primarily reflects higher net income and a reduction in cash expenditures in support of restructuring activities. These items are partially offset by higher accounts receivable due to higher sales, and a lower reduction of inventory.

     Cash flows used in investing activities aggregated to a use of cash of $2.8 million in the first quarter of 2003 compared to a $39 million use of cash in the first quarter of 2002. In the first quarter of 2002, investing cash flows reflect outflows of $25.5 million related to the Hawke acquisition and a net investment of $12.1 million in available for sale securities. Net cash used for financing increased $12.6 million as a result of $7.1 million of commercial paper borrowings and higher cash proceeds from the exercise of stock options in the first quarter of 2002.

Working Capital

	In Millions
	March 31	December 31,
	2003	2002

Current Assets	$614.8	$596.3
Current Liabilities	260.0	254.7

Working Capital	$354.8	$341.6

     Working capital increased $13.2 million from December 2002 to March 2003 due to increased cash and higher accounts receivable, partially offset by higher accounts payable and higher income tax accruals. Working capital initiatives continue to be emphasized at all Company locations. In the first quarter of 2003, days of inventory-on-hand improved by 2 days to 103 days compared to the fourth quarter of 2002. The 2003 working capital initiatives contemplate a full year reduction of inventory of approximately $30 - $40 million and an emphasis on faster collections of accounts receivable.

Debt to Capital

	In Millions

	March 31	December 31,
	2003	2002

Total Debt	$298.7	$298.7
Total Shareholder’s Equity	748.8	744.2

Total Capital	$1,047.5	$1,042.9

Debt to Total Capital	29%	29%

Cash and Investments	$145.2	$131.5
Net Debt (Total debt less Cash and Investments)	$153.5	$167.2
Net Debt to Total Capital	15%	16%

     Debt, net of cash and investments, decreased $13.7 million from year-end 2002. Net debt to total capital improved by 1 point from December 31, 2002 to March 31, 2003.

     At March 31, 2003 and December 31, 2002, the Company’s debt consisted solely of long-term notes of $298.7 million. These notes are fixed rate indebtedness, with amounts of $100 million and $200 million due in 2005 and 2012, respectively. These long-term notes are not callable and are only subject to accelerated payment prior to maturity if the Company fails to meet certain non-financial covenants, all of which were met at March 31, 2003. The most restrictive of these covenants limit the Company’s ability to enter into mortgages and sale-leasebacks of property having a net book value in excess of $5 million without the approval of the Note holders. Borrowings were also available from committed bank credit facilities up to $200 million, although these facilities were not used during the first quarter of 2003. Borrowings under credit agreements generally are available with an interest rate equal to the prime rate or at a spread over the London Interbank Offered Rate (LIBOR). Annual commitment fee requirements to support availability of the credit facility total approximately $0.2 million. The Company’s credit facility includes covenants that the Company’s shareholders’ equity will be greater than $524.6 million and total debt will not exceed $750 million. The Company was in compliance with all debt covenants as of March 31, 2003.

     Although not the principal source of liquidity for the Company, management believes its credit facilities are capable of providing significant financing flexibility at reasonable rates of interest. However, a significant deterioration in the results of operations or cash flows, leading to deterioration in financial condition, could either increase the Company’s borrowing costs or restrict the Company’s ability to borrow. The Company has not entered into any other guarantees, commitments or obligations that could give rise to unexpected cash requirements.

Liquidity

     Management measures liquidity on the basis of the Company’s ability to meet short-term and long-term operational funding needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, access to bank lines of credit and the Company’s ability to attract long-term capital with satisfactory terms.

     Strong internal cash generation together with currently available cash and investments, available borrowing facilities and an ability to access credit lines if needed, are expected to be more than sufficient to fund operations, the current rate of dividends, capital expenditures, and any increase in working capital that would be required to accommodate a higher level of business activity. The Company actively seeks to expand by acquisition as well as through the growth of its present businesses. While a significant acquisition may require additional borrowings, the Company believes it would be able to obtain financing based on its favorable historical earnings performance and strong financial position.

Debt Ratings

Debt ratings of the Company’s debt securities at March 31, 2003, which remained consistent with ratings as of December 31, 2002, appear below:

	Standard & Poors	Moody’s Investor Services	Fitch
Senior Unsecured Debt	A+	A3	A
Commercial Paper	A-1	P-2	F1

Critical Accounting Policies

     A summary of the Company’s significant accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2002. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company’s operating results and financial condition.

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

Recently Issued Accounting Standards

     In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities” was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation will become applicable for the Company in its third quarter 2003 financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specific characteristics. The Company has reviewed FIN No. 46 and determined there is no impact or disclosure requirement under the provisions of the interpretation, as the Company does not currently invest in any variable interest entities.

Forward-Looking Statements

     Certain statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking and are based on the Company’s reasonable current expectations. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “should”, “plan”, “estimated”, “could”, “may”, “subject to”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, and “scheduled”, among others. Such forward-looking statements involve numerous assumptions, known and unknown risks, uncertainties and other such factors, within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, that could cause actual and future performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to:

•	Net cash expenditures and timing of actions in connection with the lighting integration.

•	Expected levels of operating cash flow and uses of cash.

•	General economic and business conditions in particular industries or markets.

•	Expected benefits of process improvements and other lean initiatives.

•	Anticipated operating margin improvements.

•	Future levels of indebtedness and capital spending.

•	Unexpected costs or charges, certain of which might be outside the control of the Company.

•	Competition.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, raw material prices and interest rates. Each of these risks and the Company’s strategies to manage the exposure are consistent with the prior year in all material respects. There has been no significant change in these risks or in the Company’s strategies to manage the exposure during the first three months of 2003. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Form 10-K for the year ending December 31, 2002.

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

REPORTS ON FORM 8-K

            On April 22, 2003, the Company filed a Form 8-K to include its Press Release dated April 22, 2003 pertaining to the financial results of the Company for the quarter ended March 31, 2003 as required under Item 12, Disclosure of Results of Operations and Financial Condition.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBBELL INCORPORATED

	-s- William T. Tolley	-s- Gregory F. Covino

Dated: May 12, 2003	William T. Tolley Senior Vice President and Chief Financial Officer	Gregory F. Covino Corporate Controller and Chief Accounting Officer

I, Timothy H. Powers, President and Chief Executive Officer of Hubbell Incorporated, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hubbell Incorporated (the “Registrant”).

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

May 12, 2003

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

May 12, 2003

/s/ William T. Tolley

William T. Tolley
Senior Vice President and Chief Financial Officer