Form 10-Q
period 2003-06-30
HUBBELL INC
filed 2003-08-12
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-2958

HUBBELL INCORPORATED

(Exact name of registrant as specified in its charter)

State of Connecticut	06-0397030

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

584 Derby Milford Road, Orange, CT	06477

(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of August 1, 2003 was 9,666,968 and 49,754,455, respectively.

INDEX

HUBBELL INCORPORATED

		Page
Part I	Financial Information
Item 1.	Financial Statements – (unaudited)
	Consolidated Statements of Income – Three and six months ended June 30, 2003 and 2002	3
	Consolidated Balance Sheets – June 30, 2003 and December 31, 2002	4
	Consolidated Statements of Cash Flows – Six months ended June 30, 2003 and 2002	5
	Notes to Consolidated Financial Statements – June 30, 2003	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
Part II.	Other Information
Item 1.	Legal Proceedings	N/A
Item 2.	Changes In Securities and Use of Proceeds	N/A
Item 3.	Defaults upon Senior Securities	N/A
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	N/A
Item 6.	Exhibits and Reports on Form 8-K	21
Signatures		22

HUBBELL INCORPORATED

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Net sales	$449.3	$414.1	$868.7	$715.8
Cost of goods sold	333.6	308.0	643.2	533.3

Gross profit	115.7	106.1	225.5	182.5
Selling & administrative expenses	75.0	69.3	149.9	120.1
Special charges	4.8	1.0	5.9	1.7
Gain on sale of business	—	—	—	(1.4)

Operating income	35.9	35.8	69.7	62.1

Other income (expense):
Investment income	1.0	1.3	2.0	2.6
Interest expense	(5.1)	(4.3)	(10.3)	(6.5)
Other income, net	0.9	0.7	0.6	0.6

Total other income (expense)	(3.2)	(2.3)	(7.7)	(3.3)

Income before income taxes and cumulative effect of accounting change	32.7	33.5	62.0	58.8
Provision for income taxes	8.5	2.7	16.1	8.5

Income before cumulative effect of accounting change	24.2	30.8	45.9	50.3
Cumulative effect of accounting change, net of taxes	—	—	—	(25.4)

Net Income	$24.2	$30.8	$45.9	$24.9

Earnings Per Share-Basic
Before cumulative effect of accounting change	$.41	$.52	$.77	$.85

After cumulative effect of accounting change	$.41	$.52	$.77	$.42

Earnings Per Share-Diluted
Before cumulative effect of accounting change	$.40	$.51	$.76	$.84

After cumulative effect of accounting change	$.40	$.51	$.76	$.41

Cash Dividends Per Common Share	$.33	$.33	$.66	$.66

Average number of common shares outstanding –Diluted	59.9	59.9	59.9	59.7

See notes to consolidated financial statements.

HUBBELL INCORPORATED

Consolidated Balance Sheets
(in millions)

	(unaudited)
	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and temporary cash investments	$90.0	$40.0
Short-term investments	15.0	15.0
Accounts receivable (net)	252.1	221.2
Inventories (net)	228.1	258.0
Deferred taxes and other	56.3	62.1

Total current assets	641.5	596.3

Property, plant and equipment (net)	305.0	320.6

Other assets:
Investments	76.0	76.5
Goodwill	319.2	314.6
Intangible assets and other	95.0	102.3

Total Assets	$1,436.7	$1,410.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Commercial paper and notes	$—	$—
Accounts payable	88.3	86.2
Accrued salaries, wages and employee benefits	44.5	39.8
Accrued income taxes	33.5	25.5
Dividends payable	19.6	19.5
Other accrued liabilities	77.1	83.7

Total current liabilities	263.0	254.7

Long-term debt	298.7	298.7
Other non-current liabilities	112.9	112.7

Shareholders’ equity	762.1	744.2

Total Liabilities and Shareholders’ Equity	$1,436.7	$1,410.3

See notes to consolidated financial statements.

HUBBELL INCORPORATED

Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Six Months Ended
	June 30

	2003	2002

Cash flows from operating activities
Net income	$45.9	$24.9
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	25.4
Gain on sale of business	—	(1.4)
Depreciation and amortization	26.4	25.9
Special charges	2.8	1.7
Expenditures – streamlining and special charges	(3.4)	(7.9)
Changes in assets and liabilities, net of business acquisitions:
(Increase)/Decrease in accounts receivable	(31.0)	(19.9)
(Increase)/Decrease in inventories	30.6	34.3
(Increase)/Decrease in other current assets	4.2	(2.7)
Increase/(Decrease) in current operating liabilities	10.7	(11.0)
(Increase)/Decrease in other, net	4.0	1.4

Net cash provided by operating activities	90.2	70.7

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(268.5)
Additions to property, plant and equipment	(12.3)	(10.7)
Purchases of available-for-sale investments	(27.5)	(11.1)
Proceeds from sale of available-for-sale investments	28.0	13.3
Purchases of held-to-maturity investments	(15.0)	(15.0)
Proceeds from maturities/sales of held-to-maturity investments	15.0	3.1
Other, net	8.1	0.2

Net cash used in investing activities	(3.7)	(288.7)

Cash flows from financing activities
Payment of dividends	(39.1)	(38.8)
Commercial paper – borrowings (repayments)	—	248.3
Proceeds from exercise of stock options	2.6	7.7

Net cash provided by (used in) financing activities	(36.5)	217.2

Increase (decrease) in cash and temporary cash investments	50.0	(0.8)
Cash and temporary cash investments
Beginning of period	40.0	33.4

End of period	$90.0	$32.6

See notes to consolidated financial statements.

HUBBELL INCORPORATED
Notes to Consolidated Financial Statements
June 30, 2003
(unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, or “Registrant”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

2.     Stock- Based Compensation

Effective December 2002, the Company adopted the disclosure provisions as outlined in Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123”. SFAS No. 123 — “Accounting for Stock-Based Compensation” permits, but does not require, a fair value based method of accounting for employee stock option and performance plans which results in compensation expense being recognized in the results of operations when awards are granted. The Company continues to use the intrinsic value based method of accounting for such plans in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” where compensation expense per option granted is measured as the excess, if any, of the quoted market price of the Company’s stock at the measurement date over the exercise price.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for stock options (in millions, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Net income, as reported	$24.2	$30.8	$45.9	$24.9
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1.1)	(1.0)	(2.2)	(2.0)

Pro forma Net income	$23.1	$29.8	$43.7	$22.9

Earnings per share after cumulative effect of accounting change:
Basic — as reported	$.41	$.52	$.77	$.42
Basic — pro forma	$.39	$.50	$.74	$.39
Diluted — as reported	$.40	$.51	$.76	$.41
Diluted — pro forma	$.39	$.50	$.73	$.38

3.     Inventories are classified as follows (in millions):

	June 30,	December 31,
	2003	2002

Raw Material	$80.3	$87.2
Work-in-Process	54.6	67.5
Finished Goods	131.7	142.8

	266.6	297.5
Excess of FIFO costs over LIFO cost basis	(38.5)	(39.5)

Total	$228.1	$258.0

4.     Business Combinations

There were no business acquisitions or dispositions for the first six months of 2003.

In April 2002, Hubbell acquired the LCA Group, Inc. (“LCA”), the domestic lighting business of U.S. Industries, Inc. The purchase price for the acquisition was approximately $235.0 million in cash.

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

The following table summarizes the final fair value of the LCA assets acquired and liabilities assumed from U.S. Industries at April 26, 2002 (in millions):

At April 26, 2002

Assets:
Cash	$0.3
Accounts receivable (net)	77.2
Inventories	77.2
Deferred taxes and other	9.7

Total current assets	164.4
Property, plant and equipment (net)	87.3
Intangibles assets and other	24.0

Total assets acquired	275.7

Liabilities:
Accounts payable	36.2
Other current liabilities	31.2

Total current liabilities	67.4
Non-current liabilities	29.6

Total liabilities assumed	97.0

Net assets acquired	$178.7

The Company completed its final determination of goodwill related to the LCA acquisition in the second quarter of 2003. At June 30, 2003, goodwill related to the acquisition amounted to $55.9 million, representing the difference between the purchase price of $234.6 million and the net assets acquired of $178.7 million. In total, $76.6 million of the total purchase price has been allocated to goodwill and identifiable intangible assets deemed to have indefinite lives (primarily trademarks/trade names). Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. The amortization of goodwill associated with the LCA acquisition is expected to be deductible for federal tax purposes.

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the acquisition of LCA had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisition and includes adjustments to interest expense and other costs associated with the acquisition. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

		Pro forma		Pro forma

Net sales	$449.3	$454.7	$868.7	$888.3
Income before taxes and accounting change	$32.7	$34.3	$62.0	$62.9
Income before effect of accounting change	$24.2	$31.4	$45.9	$53.4
Earnings per share before accounting change – Diluted	$.40	$.52	$.76	$.89

Management believes that the combination of the LCA brand names acquired and Hubbell’s other lighting brands will create leading market positions in many sub-segments of the North American lighting fixtures industry. Further, the acquisition adds complementary products to the Company’s current product offering and is expected to enhance the ability of the Company to attract premium manufacturers’ representatives in key markets, which is the primary channel to market in the North American lighting fixtures business. The acquired businesses are included in the Company’s Electrical Segment beginning on the acquisition date of April 26, 2002. The Company expects its lighting operations to generate annual sales of approximately $750 million due to the combination of LCA with the Company’s other lighting operations.

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

Management revised the remaining adverse commitment accrual in the 2002 first quarter to reflect lower order quantities and projected costs, which resulted in an additional pretax gain of $1.4 million.

In September 2002, the Company entered into an agreement modifying the original manufacturing contract. In accordance with the modification agreement, final quantities were shipped and the Company was released from all service and warranty obligations.

5.     Earnings Per Share

The following table sets forth the computation of earnings per share for the three and six months ended June 30, 2003 and 2002 (in millions, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Net income	$24.2	$30.8	$45.9	$24.9
Weighted average number of common shares outstanding during the period	59.3	59.0	59.3	59.0
Potential dilutive shares	0.6	0.9	0.6	0.7

Average number of shares outstanding – diluted	59.9	59.9	59.9	59.7

Earnings per share after cumulative effect of accounting change:
Basic	$.41	$.52	$.77	$.42

Diluted	$.40	$.51	$.76	$.41

     A portion of the total options to purchase shares of common stock outstanding were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. The number of anti-dilutive options outstanding were 3.6 million for the second quarter and six months ended June 30, 2003. The number of anti-dilutive options outstanding were 2.2 million for the second quarter and six months ended June 30, 2002.

6.     Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2003, by segment, were as follows (in millions):

	Segment

			Industrial
	Electrical	Power	Technology	Total

Balance December 31, 2002	$160.3	$112.7	$41.6	$314.6
Adjustments to goodwill	2.4	—	—	2.4
Impairment losses	—	—	—	—
Translation adjustments	2.2	—	—	2.2

Balance June 30, 2003	$164.9	$112.7	$41.6	$319.2

In the first and second quarters of 2003, the Company made certain adjustments to goodwill in order to finalize the purchase accounting of the acquisitions of Hawke Cable Glands Limited (“Hawke”) in March 2002, and LCA. These adjustments are related to the fair value of certain fixed assets and accrued liabilities.

During 2002, the Company completed the initial impairment tests of the recorded value of goodwill, as required by SFAS 142, “Goodwill and Other Intangible Assets”. The Company identified one reporting unit within the Industrial Technology segment with a book value, including goodwill, which exceeded its fair market value. Thereafter, the implied fair value of the goodwill for this reporting unit was calculated, which resulted in a non-cash charge of $25.4 million, net of tax, or $0.43 per share-diluted to write-down the full value of the reporting unit’s goodwill. This non-cash charge was reported as the cumulative effect of a change in accounting principle retroactive to January 1, 2002. Fair values were calculated using a range of future operating results and primarily utilized a discounted cash flow model. In the second quarter of 2003, the Company performed its annual impairment testing of goodwill and indefinite-lived intangible assets. This testing resulted in implied fair values for each reporting unit which exceeded the reporting unit’s carrying value, including goodwill. Similarly, there were no impairments of indefinite-lived intangible assets. The Company’s policy is to perform its annual impairment testing in the second quarter of each year, unless circumstances dictate the need for more frequent assessments.

Identifiable intangible assets as of June 30, 2003 are recorded in Intangible assets and other in the Consolidated Balance Sheet and include approximately $25 million of indefinite-lived intangible assets not subject to amortization and $8.1 million of intangibles with definite lives that are being amortized and are presented net of accumulated amortization of $1.9 million. Definite-lived intangible assets primarily represent trademarks and patents, for which amortization expense is expected to be approximately $1 million per year over the next five years.

7.     Shareholders’ Equity

Shareholders’ Equity is comprised of the following (in millions, except share and per share amounts):

	June 30,	December 31,
	2003	2002

Common stock, $.01 par value:
Class A-authorized 50,000,000 shares, Outstanding 9,671,623 and 9,671,623 shares	$0.1	$0.1
Class B-authorized 150,000,000 shares Outstanding 49,728,723 and 49,569,534 shares	0.5	0.5
Additional paid-in-capital	224.2	220.6
Retained earnings	560.5	553.7
Pension liability adjustment	(12.4)	(12.4)
Cumulative translation adjustment	(10.2)	(17.6)
Cash flow hedge loss	(1.2)	(1.2)
Unrealized gain on investments	0.6	0.5

	$762.1	$744.2

8.     Special Charges

     Special Charges — Lighting Business Integration Program

Operating results in the second quarter and first six months of 2003 reflect special charges of $4.8 million and $5.9 million, respectively. Included in these amounts is $2.8 million of expense recorded in the second quarter consisting of contract cancellation costs of $1.5 million and asset impairments and other costs of $1.3 million resulting from the Company’s decision to discontinue its entertainment lighting product offering. In addition to the Special charge component, $1.8 million is included in Cost of goods sold for the write-down of entertainment lighting inventory to salvage value. Consequently, the total cost associated with the entertainment lighting product line discontinuance is $4.6 million. In addition, the Company expensed $2.0 million and $3.1 million in the second quarter and first six months of 2003, respectively, as Special charges related to the ongoing lighting business integration program. These expenses primarily related to facility closures and personnel realignment, and consist of costs which are expensed as they are incurred in 2003 in accordance with accounting principles generally accepted in the United States of America.

The lighting business integration program began with a pretax charge to earnings of $10.3 million in December 2002 to provide for the following actions:

Product Line Inventory Rationalization – ($5.4 million)

This program reflected management’s decision to streamline its product offering and rationalize overlapping product lines between Hubbell’s existing lighting fixture business and the lighting fixture businesses acquired in 2002. The cost of this program reflected the write-down of the carrying cost of certain inventory to salvage value and is included in Cost of goods sold in the 2002 Consolidated Statement of Income. This inventory has been, or is expected to be, scrapped or sold for a nominal value, which was considered in the write-down recorded.

Reorganization – ($4.9 million)

The 2002 special charge also included costs related to future actions to integrate and reorganize the lighting fixture businesses acquired in 2002. Specific actions being undertaken or already completed, all within the Electrical segment, include the following:

•	Relocate San Leandro, CA office

•	Close Martin, TN manufacturing facility

•	Consolidate warehouses

•	Rationalize product lines

Total reorganization costs of $4.9 million expensed in the 2002 fourth quarter related to severance costs ($1.8 million), asset impairments ($2.4 million) and other facility exit costs ($0.7 million). Estimated proceeds of $1.0 million related to asset sale recoveries were considered in determining the asset impairment charges.

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

Employee benefit costs included estimated severance benefits for 222 employees, all of whom left the company by March 31, 2003.

Facility exit costs included warehouse lease termination costs and postproduction maintenance and facility restoration costs associated with facilities to be closed, and costs incurred in 2002 for moving equipment.

In addition to the $10.3 million of 2002 special charge costs discussed above, an additional $2.0 million of costs related to integration activities affecting the acquired LCA operations were accrued at December 31, 2002 in the purchase accounting for the acquisition of LCA. The $2.0 million of costs accrued in the purchase accounting related primarily to severance and employee relocation ($1.7 million) in connection with the closure of the San Leandro, CA facility. Separation benefits were provided for approximately 64 employees, of which approximately 60 of these employees have left the Company as of June 30, 2003.

The following table sets forth the components and status of total accrued lighting business integration costs at June 30, 2003 (in millions):

	Employee	Exit
	Benefits	Costs	Total

Accrual balance at December 31, 2002	$3.1	$0.7	$3.8
Cash expenditures	(0.8)	(0.5)	(1.3)

Accrual balance at March 31, 2003	2.3	0.2	2.5
Additional program costs	—	1.8	1.8
Cash expenditures	(1.3)	—	(1.3)

Accrual balance at June 30, 2003	$1.0	$2.0	$3.0

Through June 30, 2003, $20.0 million has either been accrued in purchase accounting or charged to expense in connection with this program. Substantially all actions contemplated by these charges are scheduled for completion by September 30, 2003. Cash expenditures for actions recorded to date under the lighting business integration program are expected to total approximately $9.4 million for severance and other costs of facility closings and contract terminations of which $6.4 million has been spent through June 30, 2003.

     Prior Year Special Charges — 2001 Streamlining Program

The amounts recorded in 2002 as special charges includes $1.0 million and $1.7 million of costs incurred in the second quarter and six months, respectively, related to the streamlining and cost reduction program (the “Plan”) announced at the end of 2001. The Plan was comprised of a variety of costs associated with actions undertaken to reduce the productive capacity of the Company and realign employment levels to better match with lower actual and forecast rates of incoming business. In total, the Plan required a cumulative charge to pretax profit and loss of $52.0 million consisting of aggregate 2002 special charges of $3.4 million and $48.6 million of charges recognized in 2001.

The $1.0 million special charge in the second quarter of 2002 related to the Plan primarily included severance and program implementation costs.

Substantially all actions contemplated in the Plan were completed by December 31, 2002. Total cash expenditures through June 30, 2003 associated with the special charges totaled $12 million for severance and other costs of facility closings, prior to $11 million in asset sale recoveries achieved to date. An additional $2 million in asset sale recoveries is expected.

9. Comprehensive Income:

     Total comprehensive income and its components are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Net income	$24.2	$30.8	$45.9	$24.9
Foreign currency translation adjustments	6.5	2.3	7.4	2.0
Unrealized gain on investments	0.1	—	0.1	0.1
Cash flow hedge loss	—	(1.3)	—	(1.3)

Comprehensive income	$30.8	$31.8	$53.4	$25.7

10. Segment Information

     The following table sets forth financial information by business segment (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Net sales
Electrical	$331.0	$300.0	$643.1	$493.1
Power	84.8	84.2	163.8	164.6
Industrial Technology	33.5	29.9	61.8	58.1

Total Sales	$449.3	$414.1	$868.7	$715.8

Operating Income
Electrical	$30.7	$29.5	$57.5	$46.7
Special charge, net	(4.8)	(0.2)	(5.9)	(0.8)
Gain on sale of business	—	—	—	1.4

Total Electrical	25.9	29.3	51.6	47.3
Power	7.4	9.0	13.8	16.2
Special charge, net	—	(0.5)	—	(0.6)

Total Power	7.4	8.5	13.8	15.6
Industrial Technology	2.6	(1.7)	4.3	(0.5)
Special charge, net	—	(0.3)	—	(0.3)

Total Industrial Technology	2.6	(2.0)	4.3	(0.8)

Segment total	35.9	35.8	69.7	62.1
Interest expense	(5.1)	(4.3)	(10.3)	(6.5)
Investment and other income, net	1.9	2.0	2.6	3.2

Income before income taxes and accounting change	$32.7	$33.5	$62.0	$58.8

11. Product Warranty

The Company offers a product warranty against quality defects on most of its products when these products are properly used for their intended purpose, installed correctly, and properly maintained. The Company generally accrues estimated warranty costs at the time of sale. Estimated warranty expenses are based upon historical information such as past experience, product failure rates, or the number of units repaired. Adjustments are made to the product warranty accrual as claims are incurred or as historical experience indicates. The liability is reviewed for reasonableness on a quarterly basis and may be adjusted as additional information regarding expected warranty costs become known. Changes in the accrual for product warranties in the first six months of 2003 are set forth below.

(in millions)
Balance at December 31, 2002	$5.3
Current year provision	1.7
Expenditures	(1.3)

Balance at June 30, 2003	$5.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The financial results for the second quarter and the first six months of 2003 were negatively impacted by soft market conditions in the industrial, commercial and utility markets affecting each of the Company’s three business segments. Incoming orders were further impacted in the beginning of the second quarter of 2003 by the continued uncertainty associated with the conflict in Iraq. Net sales and operating profit in the 2003 second quarter increased year over year primarily as a result of acquisitions: LCA, the domestic lighting fixture business of U.S. Industries, completed in April 2002, and a utility pole-line hardware business purchased from Cooper Power Systems, Inc. in November 2002. Certain of the Company’s core businesses also contributed to incremental sales and operating profit in the second quarter and six months ended June 30, 2003 as discussed in “Segment Results” included herein.

     Recent order input activity suggests no recovery in economic conditions which impact the Company’s markets. Although rates of commercial, industrial, and utility market declines are lower than in 2002, the Company’s served markets are still down substantially year over year. Nevertheless, the Company continues to adapt to changes in its markets. Although the prospects for market recovery in the second half of 2003 remain uncertain, the Company continues to aggressively pursue productivity and working capital efficiency improvements. The Company is well positioned for future growth and improved profitability when business conditions begin to rebound. Management remains confident about the fundamental strengths of Hubbell’s business and its prospects for the future.

     Management continues to focus its attention on the following activities in order to strengthen the Company’s position in the marketplace:

•     Adjust employment levels in response to changes in the economic environment. The Company has substantially reduced employment levels in the first six months of 2003. In response to the continuing slow pace of the markets it serves, the Company reduced its workforce by approximately 5% in the second quarter of 2003 after a 2% reduction in workforce in the first quarter of 2003.

•     Execute lean sigma productivity programs. The Company has expanded its lean sigma program in 2003. Kaizen events in manufacturing facilities are occurring throughout each segment at an increased rate. The lean sigma program has also expanded to business process and product design improvements as the Company works to eliminate non-value added processes. More than one-third of the Company’s employees are actively involved in these activities.

•     Execute the lighting business integration program. The lighting business integration program continues to be implemented. Product rationalizations and consolidations of warehouse space have been substantially completed, including a decision made in the 2003 second quarter to discontinue the entertainment lighting product line. Actions remaining include additional facility consolidations and office function rationalization.

•     Pursue acquisitions in the Company’s core markets. The Company continues to seek out prospective businesses that would enhance its core electrical component businesses – wiring systems, lighting fixtures and controls, rough-in electrical products, and utility products.

Selected Financial Data
In millions, except per share data

	Three Months Ended				Six Months Ended
	June 30				June 30

		% of		% of		% of		% of
	2003	Net sales	2002	Net sales	2003	Net sales	2002	Net sales

Net sales	$449.3		$414.1		$868.7		$715.8
Cost of sales	333.6		308.0		643.2		533.3

Gross profit	115.7	25.8%	106.1	25.6%	225.5	26.0%	182.5	25.5%
Selling & administrative expenses	75.0	16.7%	69.3	16.7%	149.9	17.3%	120.1	16.8%
Operating income	35.9	8.0%	35.8	8.6%	69.7	8.0%	62.1	8.7%
Earnings per share before accounting change-diluted	$.40		$.51		$.76		$.84

Net Sales

     Net sales for the 2003 second quarter of $449.3 million increased 9% over the second quarter 2002. Net sales for the six months ended June 30, 2003 increased 21% over the six month period ended June 30, 2002. The revenue increases in the second quarter and six months ended June 30, 2003 are primarily attributable to the 2002 acquisition of LCA. However, all segments contributed to the increase in sales in the second quarter of 2003 compared to the second quarter of 2002. On a year-to-date basis, the acquisition of Hawke and sales increases at the Company’s wiring device, electrical products and specialty communications businesses also contributed to the year over year increase.

     On a comparative basis, that is had the Company owned LCA for the entire year in 2002, net sales decreased approximately 1% in the second quarter and 2% for the first six months of 2003 versus the comparable periods of 2002 . Management believes this is the most relevant comparative basis due to the integration of the lighting businesses. The comparable sales decreases are the result of continued weakness in the markets the Company serves, particularly the commercial construction, utility, and telecommunications markets. Increased sales to the retail and residential construction market, which represent approximately 14% of total net sales, partially offset the decline. Retail and residential construction sales increased approximately 25% for the second quarter and 20% for the six months ended June 30, 2003 compared with the same periods of 2002.

Gross Profit

     Gross profit margin in the second quarter 2003 was 25.8% compared to 25.6% in the second quarter 2002. For the six months ended June 30, 2003, gross profit margin improved to 26.0% compared to 25.5% for the six months ended June 30, 2002. Included in Cost of goods sold for the second quarter and first six months of 2003 is a $1.8 million expense to write-down inventory associated with the discontinuance of the entertainment lighting product line in connection with the lighting business integration program (see “Special Charges”). The improvement in gross profit margin both in the quarter and year-to-date compared with 2002 is primarily attributable to improved margins in the Company’s Industrial Technology segment (See “Segment Results”). Higher sales and margins of residential lighting products also contributed to the higher margins, partially offset by higher unabsorbed fixed manufacturing costs in the Electrical and Power segments.

Selling & Administrative (S&A) Expenses

     S&A expenses for the second quarter of 2003 were 16.7% of net sales, a decrease from 17.8% of net sales in the first quarter of 2003, as a result of enacting cost containment programs at the end of the first quarter of 2003. For the first six months of 2003, S&A expenses were 17.3% of net sales compared to 16.8% of net sales in the first six months of 2002. The increase in year to date S&A as a percentage of sales is primarily due to higher employee benefits and insurance costs.

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

Special Charges

     Operating results in the second quarter and first six months of 2003 reflect special charges of $4.8 million and $5.9 million, respectively. Included in these amounts is $2.8 million of expense recorded in the second quarter consisting of contract cancellation costs of $1.5 million and asset impairments and other costs of $1.3 million resulting from the Company’s decision to discontinue its entertainment lighting product offering. In addition to the Special charge component, $1.8 million is included in Cost of goods sold for the write-down of entertainment lighting inventory to salvage value. Consequently, the total cost associated with the entertainment lighting product line discontinuance is $4.6 million. In addition, the Company expensed $2.0 million and $3.1 million in the second quarter and first six months of 2003, respectively, as Special charges related to the ongoing lighting business integration program. These expenses primarily related to facility closures and personnel realignment, and consist of costs which are expensed as they are incurred in 2003 in accordance with accounting principles generally accepted in the United States of America.

     The lighting business integration program began with a pretax charge to earnings of $10.3 million in December 2002 to provide for product line inventory rationalization and reorganization costs. In addition to the amounts expensed in 2002, $2.0 million was accrued in the 2002 purchase accounting for the acquisition of LCA for the cost of qualifying actions, bringing total 2002 program costs to $12.3 million, of which $3.8 million remained as an accrued cost at December 31, 2002.

     During the 2003 second quarter, $1.3 million of severance costs were charged against the reserve. Total spending through June 30, 2003 was $2.6 million. Additional information related to the lighting business integration program is contained in Note 8 of Notes to Consolidated Financial Statements.

     Substantially all actions contemplated by the charges recognized to date are scheduled for completion by September 30, 2003. However, the Company also expects to expense approximately $5 – $7 million of additional costs in 2003 and approximately $5 – $8 million in 2004 in connection with the lighting restructuring plan as additional actions are announced or expenses are incurred. These additional actions are expected to relate to both further relocation of manufacturing facilities and additional expenses associated with the actions already being undertaken.

Other Income/Expense

     In the 2003 second quarter and first six months, investment income declined versus the second quarter and first six months of 2002 due to lower average interest rates. Interest expense increased to $5.1 million in the second quarter and $10.3 million for the first six months of 2003 compared to $4.3 million and $6.5 million in the second quarter and first six months of 2002 as a result of higher average debt outstanding, which was incurred to fund the LCA acquisition.

Income Taxes

     The Company’s effective tax rate was 26% for the second quarter 2003 compared to 8.1% in the second quarter 2002. The 2002 second quarter rate reflected the impact of a $5.0 million tax benefit recorded in connection with the settlement of a fully reserved tax issue with the IRS. Excluding this benefit, the effective tax rate was 23% in the first six months of 2002 compared to 26% in the first six months of 2003. This increase reflects a higher mix of U.S. earnings in 2003 as a result of acquiring additional U.S.-based businesses, partially offset by lighting business integration charges.

Income and Earnings per share (Before Cumulative Effect of Accounting Change)

     Income and diluted earnings per share before the cumulative effect of an accounting change declined in the second quarter and first six months of 2003 versus the comparable periods in 2002. Income and diluted earnings per share were negatively impacted in the 2003 second quarter by the lighting business integration costs of $6.6 million, higher interest expense of $0.8 million, and a higher effective tax rate in 2003. Income and diluted earnings per share in the 2002 second quarter were positively impacted by a tax benefit of $5.0 million (see “Income Taxes”) which reduced the effective tax rate for the quarter to 8.1%. On a year to date basis, income before the cumulative effect of an accounting change as a percentage of net sales in the first six months of 2003 was 5.3% compared to 7.0% in the first six months of 2002. This decline primarily reflects the lighting business integration costs, higher S&A expenses, a higher effective income tax rate and higher interest expense in 2003, and the absence in 2003 of the $1.4 million gain on sale of business.

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

Segment Results

	Electrical
	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

	(In millions)
Net sales	$331.0	$300.0	$643.1	$493.1
Operating income	25.9	29.3	51.6	47.3
Operating margins	7.8%	9.8%	8.0%	9.6%

     Second quarter 2003 net sales increased 10% compared to the 2002 second quarter while net sales increased 30% for the first six months of 2003 compared to the first six months of 2002. The increases in sales primarily relate to the acquired businesses, although sales in the electrical products and wiring device businesses were higher on a combined basis by approximately 4% in the 2003 second quarter and 3% through the first six months, respectively, compared with the same periods of 2002. On a comparable basis, calculated by adding pre-acquisition sales for LCA to 2002 reported sales, second quarter and year to date segment sales decreased 3% and 4%, respectively, versus 2002. Management believes this is a more relevant measure due to the integration of its lighting fixture businesses. The decreases on a comparable basis are the result of lower sales of commercial and industrial lighting fixture products where market activity continues to decline. Growth in residential lighting fixture sales has partially offset these decreases due to increased demand in residential construction and do-it-yourself markets.

     Segment operating margins in the second quarter and first six months of 2003 declined 2.0 percentage points and 1.4 percentage points, respectively, versus the comparable periods in 2002. The following items affected the comparability of operating margins.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

	(In millions)
Lighting integration costs (included in Cost of goods sold)	$1.8	$—	$1.8	$—
Special charges	4.8	0.2	5.9	0.8
Gain on sale of business	—	—	—	(1.4)

     Excluding the impact of lighting integration costs and special charges, second quarter operating margins in 2003 were flat compared with the 2002 second quarter. For the first six months of 2003, excluding the impact of lighting integration costs, special charges and the gain on sale of business, comparable operating margins were lower than the first six months of 2002 primarily as a result of higher unabsorbed fixed manufacturing costs, partially offset by improved sales and profitability of residential lighting fixture products.

	Power
	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

	(In millions)
Net sales	$84.8	$84.2	$163.8	$164.6
Operating income	$7.4	$8.5	$13.8	$15.6
Operating margins	8.7%	10.1%	8.4%	9.5%

     Net sales in the Power segment increased 1% in the second quarter 2003 versus the second quarter of 2002 while net sales for the first six months of 2003 decreased slightly year over year. The Power segment continues to be negatively affected by turmoil and uncertainty throughout the utility industry. Many utility customers are contending with liquidity constraints and have significantly reduced capital spending and maintenance spending. In addition, the segment’s connector business experienced lower sales in the first half of 2003 compared with the 2002 six month period due to lower storm activity. Partially offsetting these negative impacts are incremental sales from the utility pole-line hardware business purchased in the fourth quarter of 2002. Operating margins declined in the second quarter and first six months of 2003 versus the comparable periods in 2002 primarily as a result of competitive pricing and higher unabsorbed fixed manufacturing overhead. Full year 2003 operating margins were also negatively impacted by start up costs incurred in connection with the acquisition of the pole-line hardware business. These integration activities were substantially completed by March 31, 2003.

	Industrial Technology
	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2003	2003	2002

	(In millions)
Net sales	$33.5	$29.9	$61.8	$58.1
Operating income	2.6	(2.0)	4.3	(0.8)
Operating margins	7.8%	(6.7%)	7.0%	(1.4%)

     Net sales in the Industrial Technology segment for the second quarter and first six months of 2003 increased 12% and 6%, respectively, versus the comparable periods of 2002. Second quarter and year to date sales improved 10% in 2003 at GAI-Tronics, which benefited from increased sales of security oriented specialty communications equipment. Operating margins substantially improved in the second quarter and first six months of 2003 compared to the second quarter and first six months of 2002 primarily due to profitability improvements at GAI-Tronics, which improved operating margins more than 3 points in the quarter and year-to-date on strong project oriented sales, and the high voltage test system businesses. These businesses also benefited from cost savings realized from workforce reductions and facility closings completed in 2002 under the Company’s streamlining and cost reduction program. Operating losses in the 2002 periods were a result of high voltage sales slipping below break-even and inventory write-downs of $2.3 million associated with excess stocks due to declining demand forecasts and unrecoverable valuations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL

Investments in the Business

     In the first six months of 2003, the Company spent approximately $12 million on additions to property, plant and equipment, an increase of approximately 15% from the comparable period in 2002 due primarily to the addition of acquired businesses.

     In 2003, the Company continues to invest in process improvement through lean initiatives. The Company currently has all of its major locations and more than one third of its workforce participating in kaizen business process improvement events.

Cash Flow

	In Millions
	Six Month Ended
	June 30

	2003	2002

Net cash provided by (used in):
Operating activities	$90.2	$70.7
Investing activities	(3.7)	(288.7)
Financing activities	(36.5)	217.2

Net change in cash and temporary cash investments	$50.0	$(0.8)

     Cash flows provided from operating activities for the six months ended June 30, 2003 increased $19.5 million from the comparable period in 2002. The increase reflects lower tax payments primarily due to the absence of the tax settlement with the IRS in 2002, which resulted in a $16 million payment in the second quarter of 2002, as well as higher employee benefit accruals and a reduction in cash expenditures in support of restructuring activities in 2003. Partially offsetting these increases was a higher use of cash to fund accounts receivable due to a seasonal increase in sales and two large customer payments due in June 2003 that were not received until the first week of July.

     Cash flow from investing activities aggregated to a use of cash of $3.7 million in the first six months of 2003 compared to a $288.7 million use of cash in the first six months of 2002. In the first six months of 2002, investing cash flows reflect outflows of $268.5 million related to the LCA and Hawke acquisitions and a net investment of $9.7 million in available-for-sale and held-to-maturity securities. Net cash used for financing activities decreased in the first six months of 2003 when compared to the same period in 2002. Financing cash flows in 2002 reflect $248 million of commercial paper borrowings to fund the LCA and Hawke acquisitions and higher cash proceeds from the exercise of stock options.

Working Capital

	In Millions

	June 30,	December 31,
	2003	2002

Current Assets	$641.5	$596.3
Current Liabilities	263.0	254.7

Working Capital	$378.5	$341.6

     Working capital increased $36.9 million from December 2002 to June 2003 due to increased cash and higher accounts receivable, partially offset by higher accounts payable and higher accrued salaries and income tax accruals. Working capital initiatives continue to be emphasized at all Company locations. At the end of June 2003, days of inventory-on-hand improved by 13 days to 87 days compared to the end of 2002. The Company expects a full year 2003 reduction of net inventories of $40 -$50 million. Days sales outstanding improved by 1 day in the second quarter of 2003 compared to the prior year despite the two late customer payments noted above under “Cash Flow”.

Debt to Capital

	In Millions

	June 30,	December 31,
	2003	2002

Total Debt	$298.7	$298.7
Total Shareholders’ Equity	762.1	744.2

Total Capital	$1,060.8	$1,042.9

Debt to Total Capital	28%	29%

Cash and Investments	$181.0	$131.5
Net Debt (Total debt less cash and investments)	$117.7	$167.2
Net Debt to Total Capital	11%	16%

     Net Debt (Debt net of cash and investments) decreased $49.5 million from year-end 2002. Net debt to total capital improved by 5 points from December 31, 2002 to June 30, 2003.

     At June 30, 2003 and December 31, 2002, the Company’s debt consisted solely of long-term notes of $298.7 million. These notes are fixed rate indebtedness, with amounts of $100 million and $200 million due in 2005 and 2012, respectively. These long-term notes are not callable and are only subject to accelerated payment prior to maturity if the Company fails to meet certain non-financial covenants, all of which were met at June 30, 2003. The most restrictive of these covenants limit the Company’s ability to enter into mortgages and sale-leasebacks of property having a net book value in excess of $5 million without the approval of the Note holders. Borrowings were also available from committed bank credit facilities up to $200 million, although these facilities were not used during the first six months of 2003. Borrowings under credit agreements generally are available with an interest rate equal to the prime rate or at a spread over the London Interbank Offered Rate (LIBOR). Annual commitment fee requirements to support availability of the credit facility total approximately $0.2 million. The Company’s credit facility includes covenants that the Company’s shareholders’ equity will be greater than $524.6 million and total debt will not exceed $750 million. The Company was in compliance with all debt covenants as of June 30, 2003.

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

     The funded status of the Company’s pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The Company expects that it will make a cash contribution to its defined benefit pension plans of between $15 – $30 million in the fourth quarter of 2003. This amount is based upon an expected annual return on assets and the Company’s election to increase its funding levels.

Debt Ratings

     Debt ratings of the Company’s debt securities at June 30, 2003, which remained consistent with ratings as of December 31, 2002, appear below:

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

     In April 2003, the FASB released SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies the accounting for derivatives, amending the previously issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company had no financial instruments which met the criteria under SFAS No. 150 and, therefore, there was no impact on its financial statements.

Forward-Looking Statements

     Certain statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking and are based on the Company’s reasonable current expectations. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “should”, “plan”, “estimated”, “could”, “may”, “subject to”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, and “scheduled”, among others. Such forward-looking statements involve numerous assumptions, known and unknown risks, uncertainties and other such factors, within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, that could cause actual and future performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to:

•     Net cash expenditures, expected amount of asset sale recoveries and timing of actions in connection with the lighting business integration program.

•     Expected levels of operating cash flow and uses of cash.

•     General economic and business conditions in particular industries or markets.

•     Expected benefits of process improvements and other lean initiatives.

•     Future acquisitions.

•     Anticipated operating margin improvements.

•     Future levels of indebtedness and capital spending.

•     Unexpected costs or charges, certain of which might be outside the control of the Company.

•     Competition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, raw material prices and interest rates. Each of these risks and the Company’s strategies to manage the exposure are consistent with the prior year in all material respects. There has been no significant change in these risks or in the Company’s strategies to manage the exposure during the first six months of 2003. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Form 10-K for the year ending December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2003, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 5, 2003:

1.	The following nine (9) individuals were elected directors of the Company for the ensuing year to serve until the next Annual Meeting of Shareholders of the Company and until their respective successors may be elected and qualified, each Director being elected by plurality vote:

Name of Individual	Votes For	Votes Withheld

Timothy H. Powers	221,585,848	2,453,177
G. Jackson Ratcliffe	221,545,314	2,493,711
E. Richard Brooks	220,196,376	3,842,649
George W. Edwards, Jr.	220,593,853	3,445,172
Joel S. Hoffman	220,060,336	3,978,689
Andrew McNally IV	221,281,068	2,757,957
Daniel J. Meyer	220,153,421	3,885,604
Daniel S. Van Riper	221,168,003	2,871,022
Malcolm Wallop	219,219,069	4,819,956

2.	PricewaterhouseCoopers LLP was ratified as independent accountants to examine the annual financial statements for the Company for the year 2003 receiving 219,694,967 affirmative votes, being a majority of the votes cast on the matter all voting as a single class, with 3,849,244 negative votes and 494,814 votes abstained.

3.	The proposal relating to approval of an amendment to the Company’s 1973 Stock Option Plan for Key Employees, which appeared on pages 24 to 27 of the proxy statement, dated March 24, 2003, which proposal is incorporated herein by reference, has been approved with 207,504,355 affirmative votes, being a majority of the votes cast on the matter all voting as a single class (and representing a majority of the votes entitled to be cast), with 14,820,222 negative votes and 1,714,448 votes abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Number	Description

3b*	By-Law, Hubbell Incorporated, as amended on June 4, 2003
10(1)*†	Hubbell Incorporated Stock Option Plan for Key Employees, as amended and restated effective May 5, 2003.
31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith

†	This exhibit constitutes a management contract, compensatory plan, or arrangement

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

HUBBELL INCORPORATED

	-s- William T. Tolley	-s- Gregory F. Covino

Dated: August 7, 2003	William T. Tolley	Gregory F. Covino
	Senior Vice President and Chief Financial Officer	Corporate Controller and Chief Accounting Officer