Form 10-Q
period 2003-09-30
HUBBELL INC
filed 2003-11-10
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of November 3, 2003 were 9,605,847 and 50,128,753, respectively.

INDEX

HUBBELL INCORPORATED

		Page

Part I	Financial Information
Item 1.	Financial Statements – (unaudited)
	Consolidated Statements of Income – Three and nine months ended September 30, 2003 and 2002	3
	Consolidated Balance Sheets – September 30, 2003 and December 31, 2002	4
	Consolidated Statements of Cash Flows – Nine months ended September 30, 2003 and 2002	5
	Notes to Consolidated Financial Statements – September 30, 2003	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
Part II.	Other Information
Item 1.	Legal Proceedings	N/A
Item 2.	Changes In Securities and Use of Proceeds	N/A
Item 3.	Defaults upon Senior Securities	N/A
Item 4.	Submission of Matters to a Vote of Security Holders	N/A
Item 5.	Other Information	N/A
Item 6.	Exhibits	22
	Reports on Form 8-K and Signatures	23

HUBBELL INCORPORATED

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Net sales	$457.3	$445.8	$1,326.1	$1,161.6
Cost of goods sold	329.1	330.4	972.4	863.7

Gross profit	128.2	115.4	353.7	297.9
Selling & administrative expenses	77.5	73.1	227.3	193.2
Special charges (credits), net	(0.2)	(0.4)	5.8	1.3
Gain on sale of business	—	(1.6)	—	(3.0)

Operating income	50.9	44.3	120.6	106.4
Other income (expense):
Investment income	0.8	1.3	2.8	3.9
Interest expense	(5.2)	(5.8)	(15.5)	(12.3)
Other income, net	—	0.6	0.7	1.2

Total other income (expense)	(4.4)	(3.9)	(12.0)	(7.2)

Income before income taxes and cumulative effect of accounting change	46.5	40.4	108.6	99.2
Provision for income taxes	12.1	9.3	28.2	17.8

Income before cumulative effect of accounting change	34.4	31.1	80.4	81.4
Cumulative effect of accounting change, net of taxes	—	—	—	(25.4)

Net Income	$34.4	$31.1	$80.4	$56.0

Earnings Per Share-Basic
Before cumulative effect of accounting change	$0.57	$0.53	$1.35	$1.37

After cumulative effect of accounting change	$0.57	$0.53	$1.35	$0.94

Earnings Per Share-Diluted
Before cumulative effect of accounting change	$0.57	$0.52	$1.33	$1.36

After cumulative effect of accounting change	$0.57	$0.52	$1.33	$0.93

Cash Dividends Per Common Share	$0.33	$0.33	$0.99	$0.99

Average number of common shares outstanding – Diluted	60.7	59.6	60.0	59.6

See notes to consolidated financial statements.

HUBBELL INCORPORATED

Consolidated Balance Sheets
(in millions)

	(unaudited)
	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and temporary cash investments	$175.4	$40.0
Short-term investments	15.0	15.0
Accounts receivable (net)	255.5	221.2
Inventories (net)	211.3	258.0
Deferred taxes and other	50.9	62.1

Total current assets	708.1	596.3

Property, plant and equipment (net)	297.7	320.6
Other assets:
Investments	74.7	76.5
Goodwill	318.6	314.6
Intangible assets and other	90.8	102.3

Total Assets	$1,489.9	$1,410.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Commercial paper and notes	$—	$—
Accounts payable	96.6	86.2
Accrued salaries, wages and employee benefits	51.3	39.8
Accrued income taxes	33.6	25.5
Dividends payable	19.7	19.5
Other accrued liabilities	87.6	83.7

Total current liabilities	288.8	254.7

Long-term debt	298.8	298.7
Other non-current liabilities	119.6	112.7

Shareholders’ equity	782.7	744.2

Total Liabilities and Shareholders’ Equity	$1,489.9	$1,410.3

See notes to consolidated financial statements.

HUBBELL INCORPORATED

Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended
	September 30

	2003	2002

Cash flows from operating activities
Net income	$80.4	$56.0
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	25.4
Gain on sale of business	—	(3.0)
Depreciation and amortization	39.6	40.0
Deferred income taxes	13.0	—
Special charges (credits), net	2.8	1.3
Expenditures – streamlining and special charges	(6.3)	(10.6)
Changes in assets and liabilities, net of business acquisitions:
(Increase)/Decrease in accounts receivable	(31.2)	1.4
Decrease in inventories	50.0	48.2
(Increase)/Decrease in other current assets	4.8	(1.2)
Increase/(Decrease) in current operating liabilities	33.1	(7.2)
Other, net	3.6	0.4

Net cash provided by operating activities	189.8	150.7

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(268.5)
Additions to property, plant and equipment	(17.0)	(16.0)
Purchases of available-for-sale investments	(40.2)	(23.4)
Proceeds from sale of available-for-sale investments	41.2	25.8
Purchases of held-to-maturity investments	(15.0)	(30.0)
Proceeds from maturities/sales of held-to-maturity investments	15.4	18.3
Other, net	10.1	1.7

Net cash used in investing activities	(5.5)	(292.1)

Cash flows from financing activities
Payment of dividends	(58.7)	(58.3)
Commercial paper – borrowings	—	39.0
Long term debt borrowings	—	198.8
Proceeds from exercise of stock options	9.8	8.0

Net cash provided by (used in) financing activities	(48.9)	187.5

Increase in cash and temporary cash investments	135.4	46.1
Cash and temporary cash investments
Beginning of period	40.0	33.4

End of period	$175.4	$79.5

See notes to consolidated financial statements.

HUBBELL INCORPORATED
Notes to Consolidated Financial Statements
September 30, 2003
(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, or “Registrant”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for stock options (in millions, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30

	2003	2002	2003	2002

Net income, as reported	$34.4	$31.1	$80.4	$56.0
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1.2)	(1.0)	(3.4)	(3.0)

Pro forma Net income	$33.2	$30.1	$77.0	$53.0

Earnings per share after cumulative effect of accounting change:
Basic — as reported	$.57	$.53	$1.35	$.94
Basic — pro forma	$.55	$.51	$1.29	$.90
Diluted — as reported	$.57	$.52	$1.33	$.93
Diluted — pro forma	$.55	$.51	$1.29	$.89

3. Inventories are classified as follows (in millions):

	September 30,	December 31,
	2003	2002

Raw Material	$76.0	$87.2
Work-in-Process	49.5	67.5
Finished Goods	124.3	142.8

	249.8	297.5
Excess of FIFO costs over LIFO cost basis	(38.5)	(39.5)

Total	$211.3	$258.0

4. Business Combinations

There were no business acquisitions or dispositions for the first nine months of 2003.

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

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the acquisition of LCA had been completed as of January 1, 2002. The pro forma data give effect to actual operating results prior to the acquisition and includes adjustments to interest expense and other costs associated with the acquisition. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been reported if the acquisition had occurred as of January 1, 2002 or that may be reported in the future (in millions, except per share amounts):

	Nine Months Ended
	September 30

	2003	2002

		Pro forma

Net sales	$1,326.1	$1,334.1
Income before taxes and accounting change	$108.6	$103.3
Income before effect of accounting change	$80.4	$84.5
Earnings per share before accounting change – Diluted	$1.33	$1.42

Management believes that the combination of the LCA brand names acquired and Hubbell’s other lighting brands has created leading market positions in many product segments of the North American lighting fixtures industry. Further, the acquisition added complementary products to the Company’s current product offering and enhanced the ability of the Company to attract leading manufacturers’ representatives in key markets, which is the primary channel to market in the North American lighting fixtures business. The acquired businesses are included in the Company’s Electrical Segment beginning on the acquisition date of April 26, 2002.

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

In September 2002, the Company entered into an agreement modifying the original manufacturing contract. In accordance with the modification agreement, final quantities were shipped and the Company was released from all service and warranty obligations, which resulted in a pretax gain of $1.6 million in the 2002 third quarter. For the first nine months of 2002, a total pretax gain of $3.0 million related to this sale was recorded.

5. Earnings Per Share

The following table sets forth the computation of earnings per share for the three and nine months ended September 30, 2003 and 2002 (in millions, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Net income	$34.4	$31.1	$80.4	$56.0
Weighted average number of common shares outstanding during the period	59.9	59.1	59.5	59.1
Potential dilutive shares	0.8	0.5	0.5	0.5

Average number of shares outstanding – diluted	60.7	59.6	60.0	59.6

Earnings per share after cumulative effect of accounting change:
Basic	$0.57	$0.53	$1.35	$0.94

Diluted	$0.57	$0.52	$1.33	$0.93

A portion of the total number of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. The number of anti-dilutive options outstanding were 1.9 million for the third quarter and 3.6 million for the nine months ended September 30, 2003. The number of anti-dilutive options outstanding were 2.8 million for the third quarter and 2.3 million for the nine months ended September 30, 2002.

6. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2003, by segment, were as follows (in millions):

	Segment

			Industrial
	Electrical	Power	Technology	Total

Balance December 31, 2002	$160.3	$112.7	$41.6	$314.6
Adjustments to goodwill	2.4	—	—	2.4
Translation adjustments	1.6	—	—	1.6

Balance September 30, 2003	$164.3	$112.7	$41.6	$318.6

In the first and second quarters of 2003, the Company made certain adjustments to goodwill in order to finalize the purchase accounting of the acquisitions of Hawke Cable Glands Limited (“Hawke”) and LCA. These adjustments related to the fair value of certain fixed assets and accrued liabilities.

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

Identifiable intangible assets as of September 30, 2003 are recorded in Intangible assets and other in the Consolidated Balance Sheet and include approximately $25 million of indefinite-lived intangible assets not subject to amortization and $8.7 million of intangibles with definite lives that are being amortized and are presented net of accumulated amortization of $2.1 million. Indefinite lived intangible assets primarily represent trade names and customer lists, while definite-lived intangible assets primarily represent trademarks and patents, for which amortization expense is expected to be approximately $1 million per year over the next five years.

7. Shareholders’ Equity

Shareholders’ Equity is comprised of the following (in millions, except share and per share amounts):

	September 30,	December 31,
	2003	2002

Common stock, $.01 par value:
Class A-authorized 50,000,000 shares, Outstanding 9,625,847 and 9,671,623 shares	$0.1	$0.1
Class B-authorized 150,000,000 shares Outstanding 50,391,482 and 49,569,534 shares	0.5	0.5
Additional paid-in-capital	232.3	220.6
Retained earnings	575.2	553.7
Accumulated other comprehensive income:
Pension liability adjustment	(12.4)	(12.4)
Cumulative translation adjustment	(12.2)	(17.6)
Cash flow hedge loss	(1.1)	(1.2)
Unrealized gain on investments	0.3	0.5

Total Accumulated other comprehensive income	(25.4)	(30.7)

Total Shareholders’ Equity	$782.7	$744.2

8. Special Charges

          Special Charges — Lighting Business Integration Program

Special charges (credits), net in the third quarter of 2003 reflect a net credit of $0.2 million. The net credit in the quarter consists of special charges of $1.0 million related to asset disposals, plant shutdown expenses and relocation of inventory and employees in connection with the ongoing lighting business integration program (the “Program”). Offsetting the $1.0 million of special charges was income of $1.2 million primarily resulting from favorable adjustments related to actual and estimated realizable values of buildings and equipment either sold or held for sale in connection with the Program.

For the nine months ended September 30, 2003, special charges (credits), net totaled $5.8 million comprised of $7.0 million of expenses, partially offset by the $1.2 million credit noted above. Program costs charged to expense in 2003 include the following:

1.	Costs associated with integration actions announced at the end of 2002 which, in accordance with generally accepted accounting principles, are to be expensed as incurred. These costs totaled $4.2 million for the first nine months of 2003 and consisted of plant shutdown expenses of $2.2 million, personnel realignment costs of $0.9 million, and other costs of $1.1 million.

2.	Integration actions undertaken in 2003 totaling $2.8 million associated with management’s decision to exit the entertainment lighting fixtures product offering. Costs associated with this action were recorded in the 2003 second quarter and consist of contract cancellation costs of $1.5 million and asset impairment and other costs of $1.3 million. In addition to the Special charge component on this action, $1.8 million was included in Cost of goods sold for the write-down of entertainment lighting fixture inventory to estimated salvage value. Consequently, the total cost associated with the entertainment lighting product line discontinuance was $4.6 million.

The lighting integration program began in December 2002 with a pretax charge to earnings of $10.3 million to provide for the following actions:

           Product Line Inventory Rationalization – ($5.4 million)

This program reflected management’s decision to streamline its product offering and rationalize overlapping product lines between Hubbell’s existing lighting fixture business and the lighting fixture businesses acquired in 2002. The cost of this program reflected the write-down of the carrying cost of certain inventory to estimated salvage value and was included in Cost of goods sold in the 2002 Consolidated Statement of Income. This inventory will be scrapped or sold for a nominal value, which was considered in the write-down recorded.

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

Total reorganization costs of $4.9 million expensed in the 2002 fourth quarter included severance costs ($1.8 million), asset impairments ($2.4 million) and other facility exit costs ($0.7 million). A facility in Martin, TN was closed in the first quarter of 2003 and the carrying cost of this facility was reduced to estimated realizable value. Total estimated proceeds of $1.0 million from asset sale recoveries were considered in determining the asset impairment charges. However, as noted above, actual amounts realized on asset sales and revised estimates of amounts to be realized from assets held-for-sale have increased the estimate of proceeds by approximately $1.2 million.

Employee benefit costs included estimated severance benefits for 222 employees, all of whom left the Company by March 31, 2003.

Facility exit costs included warehouse lease termination costs, postproduction maintenance and facility restoration costs associated with facilities to be closed, and costs incurred in 2002 for moving equipment.

In addition to the $10.3 million 2002 special charge discussed above, an additional $2.0 million of costs related to integration activities affecting the acquired LCA operations were accrued at December 31, 2002 in the purchase accounting for the acquisition of LCA. The $2.0 million of costs accrued in purchase accounting were primarily severance and employee relocation costs ($1.7 million) in connection with the closure of the San Leandro, CA facility. Separation benefits were provided for approximately 64 employees, all of whom had left the Company by September 30, 2003.

The following table sets forth the components and status of total accrued lighting business integration costs at September 30, 2003 (in millions):

	Employee	Exit
	Benefits	Costs	Total

Accrual balance at December 31, 2002	$3.1	$0.7	$3.8
Cash expenditures	(0.8)	(0.5)	(1.3)

Accrual balance at March 31, 2003	2.3	0.2	2.5
Additional program costs	—	1.8	1.8
Cash expenditures	(1.3)	—	(1.3)

Accrual balance at June 30, 2003	1.0	2.0	3.0
Cash expenditures	(0.7)	(2.0)	(2.7)

Accrual balance at September 30, 2003	$0.3	—	$0.3

Through September 30, 2003, approximately $20.0 million has either been accrued in purchase accounting or charged to expense in connection with this Program. Substantially all actions contemplated by these charges were completed by September 30, 2003. Cash expenditures for actions recorded to date under the Program are expected to total approximately $9.9 million for severance and other costs of facility closings and contract terminations of which $9.6 million has been spent as of September 30, 2003.

Prior Year Special Charges — 2001 Streamlining Program

     The amounts recorded in 2002 as special charges (credits) include a net credit of $0.4 million and $1.3 million of costs incurred in the third quarter and nine months, respectively, related to the streamlining and cost reduction program (the “Plan”) recorded at the end of 2001. The Plan was comprised of costs associated with actions undertaken to reduce the productive capacity of the Company and realign employment levels to better match with lower actual and forecast rates of incoming business. In total, the Plan required a cumulative pretax charge of $52.0 million consisting of aggregate 2002 special charges of $3.4 million and $48.6 million of charges recognized in 2001.

     The $0.4 million net credit in the third quarter of 2002 related to charges of $0.5 million for severance and facility relocation costs incurred, offset by $0.9 million of favorable estimate adjustments in connection with managements’ ongoing review of accrued costs.

     Substantially all actions contemplated in the Plan were completed by December 31, 2002. Cash expenditures through September 30, 2003 associated with the Plan totaled $12.4 million for severance and other costs of facility closings, prior to $11 million in asset sale recoveries achieved to date. An additional $1-2 million in asset sale recoveries is expected.

9. Comprehensive Income:

     Total comprehensive income and its components are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Net income	$34.4	$31.1	$80.4	$56.0
Foreign currency translation adjustments	(2.0)	0.3	5.4	2.3
Unrealized gain on investments	(0.3)	—	(0.2)	0.1
Cash flow hedge	—	—	0.1	(1.3)

Comprehensive income	$32.1	$31.4	$85.7	$57.1

10. Segment Information

     The following table sets forth financial information by business segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Net Sales
Electrical	$339.6	$333.0	$982.7	$826.1
Power	86.1	82.6	249.9	247.2
Industrial Technology	31.6	30.2	93.5	88.3

Total Sales	$457.3	$445.8	$1,326.1	$1,161.6

Operating Income
Electrical	$37.4	$31.6	$95.0	$78.3
Special (charges) credits, net	0.2	0.2	(5.8)	(0.6)
Gain on sale of business	—	1.6	—	3.0

Total Electrical	37.6	33.4	89.2	80.7
Power	10.3	8.1	24.1	24.3
Special (charges) credits, net	—	0.3	—	(0.3)

Total Power	10.3	8.4	24.1	24.0
Industrial Technology	3.0	2.6	7.3	2.1
Special (charges) credits, net	—	(0.1)	—	(0.4)

Total Industrial Technology	3.0	2.5	7.3	1.7

Total Operating Income	50.9	44.3	120.6	106.4
Other income (expense), net	(4.4)	(3.9)	(12.0)	(7.2)

Income before income taxes and accounting change	$46.5	$40.4	$108.6	$99.2

11. Product Warranty

The Company offers a product warranty which covers defects on most of its products. These warranties apply only to products that are properly used for their intended purpose, installed correctly, and properly maintained. The Company generally accrues estimated warranty costs at the time of sale. Estimated warranty expenses are based upon historical information such as past experience, product failure rates, or the number of units repaired. Adjustments are made to the product warranty accrual as claims are incurred or as historical experience indicates. The liability is reviewed for reasonableness on a quarterly basis and may be adjusted as additional information regarding expected warranty costs become known. Changes in the accrual for product warranties in the first nine months of 2003 are set forth below.

(In Millions)
Balance at December 31, 2002	$5.3
Current year provision	2.5
Expenditures	(1.9)

Balance at September 30, 2003	$5.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     In the third quarter of 2003, net sales, net income and earnings per share increased compared to the third quarter of 2002 despite soft market conditions in the industrial, commercial and utility markets affecting each of the Company’s three business segments. All business segments reported higher sales and operating profits.

     For the nine months ended September 30, 2003, net sales and operating profit also increased year over year across all business segments. Acquisitions contributed significantly to these increases including the acquisition of LCA, the domestic lighting fixtures business of U.S. Industries, Inc. completed in April 2002, and a utility pole-line hardware business purchased from Cooper Power Systems, Inc. in November 2002. Income and earnings per share before the cumulative effect of an accounting change for the first nine months of 2003 were lower than the comparable 2002 nine month period as a result of higher interest expense and a higher effective tax rate. See further detail under “Segment Results” included herein.

     The Company’s served markets have shown little change from previous quarters of this year with third quarter order input activity similar to the first two quarters. However, increased sales were achieved in the quarter compared with the 2002 third quarter as a result of improved demand in domestic residential and DIY markets, higher worldwide oil and gas project shipments and from domestic utilities in response to Hurricane Isabel. Despite continuing softness in industrial and commercial markets, the Company has made additional progress towards its goals for operational improvement. The Company believes it is well positioned for future growth and improved profitability when business conditions improve. Management remains confident about the fundamental strengths of Hubbell’s business and its prospects for the future.

     The following activities represent management’s top priorities to strengthen the Company’s profitability and market position:

•     Transformation of business processes. The Company is in the second year of its lean sigma process improvement initiative. Kaizen process improvement events are occurring at eighteen major manufacturing facilities throughout the Company with more than 75% of these employees involved in the transformation. The lean sigma initiative has also expanded to include business process and product design process improvements. More than 40% of the Company’s total employees are actively involved in these activities.

•     Working capital initiatives. The Company has made substantial gains in reducing working capital levels in each quarter of 2003. Year-to-date, net inventory has been reduced by approximately $47 million compared with year end 2002 while days supply has improved. Accounts receivable days outstanding and accounts payable days outstanding continue to improve versus 2002.

•     Lighting integration and cost reduction. The Company continues to focus on executing the lighting business integration program. Product rationalizations and consolidations of factory and warehouse space are planned or have already been completed, including a decision made in the 2003 second quarter to discontinue the entertainment lighting fixture product line. Actions remaining include additional facility and function consolidation, which have not yet been formalized. The Company is also pursuing selective global outsourcing initiatives to lower overall product cost.

•     Acquisitions in the Company’s core markets. The Company continues to seek out prospective businesses that would enhance its core electrical component businesses – wiring systems, lighting fixtures and controls, rough-in electrical products, and utility products.

•     Common, enterprise-wide business systems. The Company recently announced its decision to pursue the implementation of an enterprise-wide information system, referred to internally as “Hubbell 2006”. A multi-year project is underway to provide a state-of-the-art business system architecture to meet the needs of the business. The Company has completed the assessment and selection of software and formed a cross-functional team with representation from each business segment. The enterprise-wide business system expects to provide several advantages:

o	Standardization of business processes and information with improved analysis of key business drivers and operational performance.

o	Common, standardized interfaces with customers and suppliers.

o	Greater support of Hubbell’s cost reduction and process improvement initiatives.

o	Rapid integration of new businesses either acquired or internally developed.

     Multiple implementations will be staged by business units over a 33 month timeframe with an expected completion date in 2006. The Company expects the total cost of the program will be in a range of $35 to $50 million over the next 30 months. Approximately 70% of the total is expected to be capitalized with the remainder to be expensed as incurred. The Company expects to expense approximately $4 to $5 million in 2003 and $8 to $12 million in 2004 related to this initiative.

Selected Financial Data
In millions, except per share data

	Three Months Ended				Nine Months Ended
	September 30				September 30

		% of		% of		% of		% of
	2003	Net sales	2002	Net sales	2003	Net sales	2002	Net sales

Net sales	$457.3		$445.8		$1,326.1		$1,161.6
Cost of sales	329.1		330.4		972.4		863.7

Gross profit	128.2	28.0%	115.4	25.9%	353.7	26.7%	297.9	25.6%
Selling & administrative expenses	77.5	16.9%	73.1	16.4%	227.3	17.1%	193.2	16.6%
Operating income	50.9	11.1%	44.3	9.9%	120.6	9.1%	106.4	9.2%
Earnings per share before accounting change – diluted	$0.57		$0.52		$1.33		$1.36

Net Sales

     Net sales for the 2003 third quarter of $457.3 million increased 3% over the third quarter 2002 with all segments contributing to the increase. Increased sales were the result of increased demand in the lighting fixture market within the Electrical segment, strong demand for specialty communications equipment within the Industrial Technology segment and increased utility industry demand resulting from Hurricane Isabel in the Power segment. Favorable foreign exchange rates contributed one half of one percentage point of the 3% increase. Net sales for the nine months ended September 30, 2003 increased 14% over the nine month period ended September 30, 2002. Sales increased in all segments with the largest increase occurring in the Electrical segment due primarily to the 2002 acquisition of LCA.

     On a comparative basis, that is had the Company owned LCA for the entire year in 2002, net sales were essentially unchanged for the first nine months of 2003 versus the same period in 2002. Management believes this is the most relevant comparative basis due to the integration of the lighting businesses. Net sales in 2003 reflect continued weakness in the commercial construction, utility, and telecommunications markets the Company serves, offset by strong sales in retail and residential construction markets. Sales to the retail and residential construction market increased approximately 16% in the first nine months of 2003 compared to the same period in 2002 and represent approximately 14% of the Company’s consolidated net sales.

Gross Profit

     Gross profit margin in the third quarter 2003 increased to 28.0% compared to 25.9% in the third quarter 2002. For the nine months ended September 30, 2003, gross profit margin increased to 26.7% compared to 25.6% for the nine months ended September 30, 2002. The improvement in gross profit margin in the quarter and year-to-date compared with 2002 is primarily attributable to improved margin in the Company’s lighting businesses as a result of higher sales of residential and certain commercial and industrial products. The Company’s combined wiring systems and electrical products businesses reported modestly lower gross profit percentages for the third quarter and year to date periods versus the prior year due to more competitive pricing and higher unabsorbed fixed manufacturing costs, partially offset by productivity improvements. Power segment gross margin improved in the third quarter due to a favorable patent infringement settlement totaling $1.6 million, pretax. Gross profit margins in the Company’s Industrial Technology segment improved in the quarter and on a year-to-date basis versus the comparable periods of 2002 due to higher margins at the GAI-Tronics specialty communications business and, on a year-to-date basis, lower inventory write-downs.

Selling & Administrative (S&A) Expenses

     S&A expenses for the third quarter of 2003 were 16.9% of net sales, an increase from 16.4% of net sales in the third quarter of 2002. For the first nine months of 2003, S&A expenses were 17.1% of net sales compared to 16.6% of net sales in the first nine months of 2002. The increase in S&A as a percentage of sales in both periods is primarily due to higher employee benefit, pension and insurance costs and expenses incurred related to the Company’s business system initiative.

Gain on Sale of Business

     In April 2000, the Company completed the sale of its WavePacer assets for a purchase price of $61.0 million. The Company recognized a pretax gain on this sale of $36.2 million in 2000. At the time of sale, the Company retained a contractual obligation to supply product to the buyer at prices below manufacturing cost, resulting in an adverse commitment.

     In September 2002, the Company entered into an agreement modifying the original manufacturing contract. In accordance with the modification agreement, final quantities were shipped and the Company was released from all service and warranty obligations, which resulted in a pretax gain of $1.6 million in the 2002 third quarter. For the first nine months of 2002, a total pretax gain of $3.0 million related to this sale was recorded.

Special Charges

     Special charges (credits), net in the third quarter of 2003 reflect a net credit of $0.2 million. The net credit in the quarter consists of special charges of $1.0 million related to asset disposals, plant shutdown expenses and relocation of inventory and employees in connection with the ongoing lighting business integration program (the “Program”). Offsetting the $1.0 million of special charges was income of $1.2 million primarily resulting from favorable adjustments related to actual and estimated realizable values of buildings and equipment either sold or held for sale in connection with the Program.

     For the nine months ended September 30, 2003, special charges (credits), net totaled $5.8 million, comprised of $7.0 million of expenses, partially offset by the $1.2 million credit noted above.

     The lighting business integration program began in December 2002 with a pretax charge to earnings of $10.3 million to provide for product line inventory rationalization and reorganization costs. In addition to the amounts expensed in 2002, $2.0 million was accrued in the purchase accounting for the acquisition of LCA for the cost of qualifying actions, bringing total 2002 program costs to $12.3 million, of which $3.8 million remained as an accrued cost at December 31, 2002.

     During the 2003 third quarter, $0.7 million of severance costs were charged against the reserve. Total Program spending through September 30, 2003 was $5.3 million. Additional information related to the lighting business integration program is contained in Note 8 of Notes to Consolidated Financial Statements.

     Substantially all actions contemplated by the charges recognized to date were completed by September 30, 2003. Remaining actions are expected to be completed by year end. However, the Company also expects to expense $1 – $3 million of additional costs in 2003 and $10 – $20 million in 2004 in connection with the Program as additional actions are announced or expenses are incurred. These actions are expected to include relocation and closure of manufacturing and office facilities and additional expenses associated with the actions already being undertaken.

Other Income/Expense

     In the third quarter and first nine months of 2003, investment income declined versus the third quarter and first nine months of 2002 due to lower average interest rates. Interest expense decreased $0.6 million in the third quarter of 2003 compared to the third quarter of 2002 as a result of having no commercial paper outstanding in 2003. Interest expense increased to $15.5 million for the first nine months of 2003 compared to $12.3 million in the first nine months of 2002 as a result of higher average debt outstanding, which was incurred to fund the LCA acquisition, partially offset by the lack of commercial paper borrowings in 2003 as a result of the Company’s strong cash flow.

Income Taxes

     The Company’s effective tax rate was 26% for the third quarter of 2003 compared to 23% in the third quarter of 2002. This increase reflects a higher mix of U.S. earnings in 2003 as a result of acquiring additional U.S.-based businesses. The effective tax rate in the first nine months of 2003 was 26% compared to 18% in the first nine months of 2002. The year to date 2002 effective tax rate reflected the impact of a $5.0 million tax benefit recorded in connection with the settlement of a tax issue with the IRS in the second quarter of 2002.

     Net Income and Earnings per share (Before Cumulative Effect of Accounting Change)

     Net Income and diluted earnings per share before the cumulative effect of an accounting change increased in the third quarter of 2003 compared to the third quarter of 2002. The current year quarter benefited from higher sales and gross profit margins, partly offset by higher S&A expenses and a higher effective tax rate. Included in the third quarter of 2003 is a favorable patent infringement settlement of $1.6 million, pretax, and a $0.2 million, net credit in connection with the lighting business integration program. These items had a $.02 favorable effect on Earnings per share before cumulative effect of accounting change in the 2003 third quarter.

     Income and diluted earnings per share before the cumulative effect of an accounting change in the first nine months of 2003 decreased by $1.0 million compared to the first nine months of 2002 due to higher lighting business integration costs, higher interest expense, a higher effective tax rate, higher S&A expenses as a percentage of sales, and the absence of a $3.0 million gain on sale of business, which when combined, more than offset increased sales and gross profit margins.

Cumulative Effect of Accounting Change

     In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the Company performed initial impairment tests of the recorded value of goodwill during 2002. As a result of this process, the Company identified one reporting unit within the Industrial Technology segment with a book value, including goodwill, which exceeded its fair market value. The Company recorded a non-cash charge of $25.4 million, net of tax, or $0.43 per share-diluted to write-down the full value of the reporting unit’s goodwill. This charge was reported as the cumulative effect of an accounting change.

Segment Results

	Electrical

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

	(In millions)
Net sales	$339.6	$333.0	$982.7	$826.1
Operating income	37.6	33.4	89.2	80.7
Operating margins	11.1%	10.0%	9.1%	9.8%

     2003 third quarter Electrical segment sales increased 2% compared to the 2002 third quarter on the strength of residential lighting fixture sales. Net sales increased 19% for the first nine months of 2003 compared to the first nine months of 2002 primarily due to the acquired businesses and growth in residential lighting fixture sales due to increased demand from residential construction and do-it-yourself markets. Sales of wiring systems and electrical products, including hazardous location products, were essentially unchanged on a combined basis in the quarter.

     On a comparable basis, (calculated by adding 2002 pre-acquisition sales for LCA to 2002 reported sales), year to date segment sales decreased 2% versus 2002. The decrease on a comparable basis is the result of lower sales of commercial and industrial lighting fixture products where market activity declined, partly offset by strong residential lighting fixture sales. Positive comparisons were also reported in wiring systems and electrical products combined due in part to favorable currency effects and the impact of owning Hawke for a full nine months in 2003.

     Segment operating margins in the third quarter of 2003 improved 1.1 percentage points versus the comparable period in 2002. Operating margins for the first nine months of 2003 decreased by 0.7 percentage points compared to the first nine months of 2002. The following items affected comparability between periods:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

	(In millions)
Lighting integration costs (included in Cost of goods sold)	—	—	$(1.8)	—
Special (charges) credits, net	$0.2	$0.2	$(5.8)	$(0.6)
Gain on sale of business	—	$1.6	—	$3.0

     Operating margin improvement in the third quarter of 2003 compared to third quarter 2002 is primarily due to higher gross profit margins in the lighting fixture businesses due to a combination of higher sales, a mix of higher margin products, and lower product cost resulting from product outsourcing and cost reduction actions associated with the lighting integration program.

     The decline in the year-to-date operating margin resulted from higher lighting business integration costs and charges of $7.0 million. The first nine months of 2002 also included a $3.0 million gain on sale of business. Excluding the impact of lighting business integration costs and charges and the gain on sale of business, comparable operating margins were 0.4 percentage points higher year to date 2003 compared to year to date 2002. The improvement is primarily due to improved sales and profitability of lighting fixture products, partially offset by higher unabsorbed fixed manufacturing costs and higher costs associated with insurance, pension and other benefit costs in each of the segment’s businesses.

	Power

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

	(In millions)
Net sales	$86.1	$82.6	$249.9	$247.2
Operating income	$10.3	$8.4	$24.1	$24.0
Operating margins	12.0%	10.2%	9.6%	9.7%

     Net sales in the Power segment increased 4% in the 2003 third quarter versus the third quarter of 2002 due to $2.0 million of sales generated by Hurricane Isabel during September 2003 and the acquisition of a pole-line hardware business in September 2002. Net sales for the first nine months of 2003 increased 1% compared to the first nine months of 2002 due to the pole-line hardware acquisition. Excluding the acquired business, year-to-date Power segment sales were lower due to turmoil and uncertainty throughout the utility industry. Many utility customers are contending with liquidity constraints and have significantly reduced capital spending and maintenance spending, despite recent evidence of the need for utility infrastructure investment. Operating margins improved in the third quarter as a result of a $1.6 million pretax favorable cash settlement received from a patent infringement lawsuit. Operating margins in the first nine months of 2003 declined versus the comparable period in 2002 primarily as a result of competitive pricing and higher unabsorbed fixed manufacturing costs. In addition, year to date 2003 operating margins were negatively impacted by start up costs incurred in connection with the acquisition of the pole-line hardware business. These integration activities were substantially completed by March 31, 2003.

	Industrial Technology

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

	(In millions)
Net sales	$31.6	$30.2	$93.5	$88.3
Operating income	3.0	2.5	7.3	1.7
Operating margins	9.5%	8.3%	7.8%	1.9%

     Net sales in the Industrial Technology segment for the third quarter and first nine months of 2003 increased 5% and 6%, respectively, versus the comparable periods of 2002. Third quarter and year to date sales at the GAI-Tronics business improved 9% and 10%, respectively, in 2003 as a result of strong sales of security oriented communications equipment. Operating margins improved in the third quarter and first nine months of 2003 compared to the third quarter and first nine months of 2002. Margin improvement is due to profitability improvements at GAI-Tronics, which improved operating margins more than 3 points in the quarter and year-to-date due to strong project oriented sales at comparatively higher gross profit margins. In addition, operating margins in the 2002 third quarter and first nine months were negatively affected by inventory write-downs recorded in the high voltage test business as a result of declining demand forecasts and unrecoverable valuations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL

Investments in the Business

     In the first nine months of 2003, the Company spent approximately $17 million on additions to property, plant and equipment, an increase of approximately 6% from the comparable period in 2002 due primarily to additions in support of acquired businesses.

     In 2003, the Company continues to invest in process improvement through its lean initiatives. In the second year of this initiative, the Company currently has eighteen major facilities and approximately 40% of its workforce participating in business process improvement events.

Cash Flow

	Nine Months Ended
	September 30

	2003	2002

	In Millions
Net cash provided by (used in):
Operating activities	$189.8	$150.7
Investing activities	(5.5)	(292.1)
Financing activities	(48.9)	187.5

Net change in cash and temporary cash investments	$135.4	$46.1

     Cash flows provided from operating activities for the nine months ended September 30, 2003 increased $39.1 million from the comparable period in 2002. The increase reflects lower tax payments in the U.S., the absence of the 2002 tax settlement with the IRS, which resulted in a $16 million payment in the prior year, as well as higher accounts payable, higher employee benefit accruals and a reduction in cash outlays in support of restructuring activities in 2003. Partially offsetting these increases was a higher use of cash to fund accounts receivable due to an increase in sales in the third quarter 2003 versus the third quarter of 2002.

     Cash flow from investing activities aggregated to a use of cash of $5.5 million in the first nine months of 2003 compared to a $292.1 million use of cash in the first nine months of 2002. In the first nine months of 2002, investing cash outflows includes $268.5 million of funding for the LCA and Hawke acquisitions. In the first nine months of 2003, investing cash flow includes approximately $4.0 million of proceeds from asset sales included in Other, net and $1.4 million of net proceeds of investment sales/maturities compared to a net investment of $9.3 million in securities in the first nine months of 2002. Net cash used for financing activities decreased in the first nine months of 2003 when compared to the same period in 2002. Financing sources of cash in 2002 reflect $237.8 million of borrowings used to fund the LCA and Hawke acquisitions.

Working Capital

	September 30,	December 31,
	2003	2002

	In Millions
Current Assets	$708.1	$596.3
Current Liabilities	288.8	254.7

Working Capital	$419.3	$341.6

     Working capital increased $77.7 million from December 2002 to September 2003 due to increased cash and temporary cash investments. Excluding cash and temporary cash investments, working capital declined $57.7 million due to higher accounts payable and accruals and lower inventory, partially offset by higher accounts receivable. Working capital initiatives continue to be emphasized at all Company locations. At the end of September 2003, days of inventory-on-hand of 60 days improved by 20 days compared to the end of 2002. The Company expects a full year 2003 reduction of net inventories of $50 to $55 million. Days sales of receivables outstanding improved by 2 days to 50 days for the year to date period ended September 30, 2003 compared with 52 days for the year to date period ended December 31, 2002.

Debt to Capital

     The definition of debt to total capital and net debt to total capital as disclosed below are non-GAAP measures that may not be comparable to definitions used by other companies. The Company believes that its ratios of debt to total capital and net debt to total capital are appropriate for measuring its financial leverage.

	September 30,	December 31,
	2003	2002

	In Millions
Total Debt	$298.8	$298.7
Total Shareholders’ Equity	782.7	744.2

Total Capital	$1,081.5	$1,042.9

Debt to Total Capital	28%	29%

Cash and Investments	$265.1	$131.5
Net Debt (Total debt less cash and investments)	$33.7	$167.2
Net Debt to Total Capital	3%	16%

     At September 30, 2003 Net Debt, (debt net of cash and investments), declined $133.5 million from year-end 2002. Net debt to total capital of 3% was 13 points lower than 16% as of December 31, 2002 due to increased cash flow from operations.

     At September 30, 2003 and December 31, 2002, the Company’s debt consisted solely of long-term notes. These notes are fixed rate indebtedness, with amounts of $100 million and $200 million due in 2005 and 2012, respectively. These long-term notes are not callable and are only subject to accelerated payment prior to maturity if the Company fails to meet certain non-financial covenants, all of which were met at September 30, 2003. The most restrictive of these covenants limits the Company’s ability to enter into mortgages and sale-leasebacks of property having a net book value in excess of $5 million without the approval of the Note holders. Borrowings were also available from committed bank credit facilities up to $200 million, although these facilities were not used during the first nine months of 2003. Borrowings under credit agreements generally are available with an interest rate equal to the prime rate or at a spread over the London Interbank Offered Rate (LIBOR). Annual commitment fee requirements to support availability of the credit facility total approximately $0.2 million. The Company’s credit facility includes covenants that the Company’s shareholders’ equity will be greater than $524.6 million and total debt will not exceed $750 million. The Company was in compliance with all debt covenants as of September 30, 2003.

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

Liquidity

     In the third quarter of 2003, the Board of Directors of the Company approved a stock repurchase program. The stock repurchase program replaces and supercedes the program announced in December 2000 and authorizes the repurchase of up to $60 million of the Company’s Class A and Class B common stock. The program will be implemented through open market and privately negotiated transactions. The timing of such transactions will depend on a variety of factors, including market conditions, but the program is expected to be completed within no later than three years. As of September 30, 2003 the Company had not repurchased any shares under the program.

     Management measures liquidity on the basis of the Company’s ability to meet short-term and long-term operational funding needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, stock repurchases, access to bank lines of credit and the Company’s ability to attract long-term capital with satisfactory terms.

     Internal cash generation together with currently available cash and investments, available borrowing facilities and an ability to access credit lines if needed, are expected to be more than sufficient to fund operations, the current rate of dividends, capital expenditures, and any increase in working capital that would be required to accommodate a higher level of business activity. The Company actively seeks to expand by acquisition as well as through the growth of its current businesses. While a significant acquisition may require additional borrowings, the Company believes it would be able to obtain financing based on its favorable historical earnings performance and strong financial position.

     The funded status of the Company’s pension plans is dependent upon many factors, including returns on invested pension fund assets and the level of interest rates. The Company expects that it will make a cash contribution to its defined benefit pension plans of between $15 and $30 million in the fourth quarter of 2003.

Debt Ratings

     Debt ratings of the Company’s debt securities at September 30, 2003, which remained consistent with ratings as of December 31, 2002, appear below:

Moody’s Investor
	Standard & Poors	Services	Fitch
Senior Unsecured Debt	A+	A3	A
Commercial Paper	A-1	P-2	F1

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

Recently Issued Accounting Standards

     In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities” was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation will become applicable for the Company in its fourth quarter 2003 financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specific characteristics. The Company has reviewed FIN No. 46 and does not expect any material impact or disclosure requirement under the provisions of the interpretation.

     In April 2003, the FASB released SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies the accounting for derivatives, amending the previously issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of first interim period beginning after June 15, 2003. The Company had no financial instruments which met the criteria under SFAS No. 150 and, therefore, there was no impact on its financial statements.

Forward-Looking Statements

     Some of the information included in this Form 10-Q contains “forward looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our capital resources, performance and results of operations and are based on the Company’s reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in our operating results, anticipated market conditions, and economic recovery are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “should”, “plan”, “estimated”, “could”, “may”, “subject to”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, and “scheduled”, and similar words or phrases. Discussions of strategies, plans or intentions often contain forward looking statements. Such forward-looking statements involve numerous assumptions, known and unknown risks, uncertainties and other such factors, that could cause actual and future performance or achievements of the Company to be materially different or incorrect from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to:

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

     •     Repurchases of common stock under the Company’s common stock repurchase program.

     •     Ability to continue long-standing relationships with major customers and penetrate new channels of distribution.

     •     Ability to achieve projected levels of efficiencies and cost reduction measures.

     •     Adverse changes in currency exchange rates or raw material commodity prices.

     •     Competition.

     •     Pension plan assumptions and future contributions.

     •     Unexpected costs or charges, certain of which might be outside the control of the Company.

     Any such forward looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those contemplated by such forward looking statements. The Company disclaims any duty to update any forward looking statement, all of which are expressly qualified by the foregoing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, raw material prices and interest rates. Each of these risks and the Company’s strategies to manage the exposure are consistent with the prior year in all material respects. There has been no significant change in these risks or in the Company’s strategies to manage the exposure during the first nine months of 2003. However, the Company’s product procurement practices continue to emphasize an increased level of purchases from international locations, primarily China, which subjects the Company to increased political and exchange risk. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Form 10-K for the year ending December 31, 2002.

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

As of September 30, 2003, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Number	Description

3a*	Hubbell Incorporated Restated Certificate of Incorporation, Restated as of September 23, 2003.

31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

* Filed herewith

REPORTS ON FORM 8-K

     On July 23, 2003, the Company filed a Form 8-K to include its Press Release dated July 23, 2003 pertaining to the financial results of the Company for the quarter ended June 30, 2003 as required under Item 12, Disclosure of Results of Operations and Financial Condition.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBBELL INCORPORATED

	-s- William T. Tolley	-s- Gregory F. Covino

Dated: November 7, 2003	William T. Tolley	Gregory F. Covino
	Senior Vice President and	Corporate Controller and
	Chief Financial Officer	Chief Accounting Officer