Form 10-K
period 2003-12-31
HUBBELL INC
filed 2004-03-05
CIK 48898

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

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

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑         No ☐

     The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was $1,778,465,479*. The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of March 1, 2004 was 9,430,069 and 50,894,314, respectively.

Documents Incorporated by Reference

     Portions of the definitive proxy statement for the annual meeting of stockholders scheduled to be held on May 3, 2004, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.

*	Calculated by excluding all shares held by executive Officers and Directors of registrant and the Louie E. Roche Trust, the Harvey Hubbell Trust, the Harvey Hubbell Foundation and the registrant’s pension plans, without conceding that all such persons or entities are “affiliates” of registrant for purpose of the Federal Securities Laws.

HUBBELL INCORPORATED

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2003

PART I

Item 1.     Business

      Hubbell Incorporated (herein referred to as “Hubbell”, the “Company” or the “registrant”, which references shall include its divisions and subsidiaries as the context may require) was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Hubbell manufactures and sells high quality electrical and electronic products for a broad range of commercial, industrial, telecommunications, utility, and residential applications. Products are manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, Mexico, Italy, and the United Kingdom. Hubbell also participates in a joint venture in Taiwan, and maintains sales offices in Singapore, the People’s Republic of China, Mexico, Hong Kong, South Korea, and the Middle East.

      Hubbell is primarily engaged in the engineering, manufacture and sale of electrical and electronic products. For management reporting and control, the businesses are divided into three segments: Electrical, Power and Industrial Technology, as described below. Reference is made to Note 17 — Industry Segments and Geographic Area Information under Notes to Consolidated Financial Statements.

      The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of the Company’s website at http://www.hubbell.com as soon as practicable after such material is electronically filed with, or furnished to, the SEC.

ELECTRICAL SEGMENT

      The Electrical Segment is comprised of businesses that primarily sell through distributors, lighting showrooms, home centers, telephone and telecommunication companies, and represents stock and custom products including standard and special application wiring device products, lighting fixtures and controls, fittings, switches and outlet boxes, enclosures, wire management products and voice and data signal processing components. The products are typically used in and around industrial, commercial, and institutional facilities by electrical contractors, maintenance personnel, electricians, and telecommunication companies. Certain lighting fixtures, wiring devices and electrical products also have residential application.

Electrical Wiring Devices

      Hubbell manufactures and sells highly durable and reliable wiring devices which are supplied principally to industrial, commercial and institutional customers, although certain products also have residential application. These products, comprising several thousand catalog items, include plugs, dimmers, receptacles (including surge suppressor units), wall outlets, connectors, adapters, floor boxes, switches, occupancy sensors (including passive infrared and ultrasonic motion sensing devices), lampholders, control switches, outlet strips, pendants, weatherproof enclosures, and wallplates. Pin-and-sleeve devices built to International Electrotechnical Commission (IEC) and new UL standards have incorporated improved water and dust-tight construction and impact resistance. Switch and receptacle wall plates feature proprietary thermoplastic materials offering high impact resistance and durability, and are available in a variety of colors and styles. Delivery systems, including nonmetallic surface raceway systems for power, data and communications distribution, provide efficiency and flexibility in both initial installations and remodeling applications. Hubbell also sells wiring devices for use in certain environments requiring specialized products, such as signal and control connectors and cable assemblies for the connection of sensors in materials processing, modular cable protection systems, and portable power distribution units with ground fault protection for commercial and industrial applications. Some of the portable power distribution units contain a number of outlets to which electrically-powered equipment may be simultaneously connected for ground fault protection. Circuit Guard® ground fault units protect the user from electrical shock by interrupting the circuit to which they are connected when a fault to ground is detected. Hubbell also manufactures TVSS (transient voltage surge suppression) devices, under the Spikeshield® trademark, which are used to protect electronic equipment such as personal computers and other supersensitive electronic equipment. Hubbell also manufactures and/or sells components designed for use in local area networks (LANs) and other telecommunications applications supporting high-speed data and voice signals. Primary products include work station modular jacks, faceplates, surface housings, modular furniture plates, cross connect patch panels, connectorized cable assemblies, punch down blocks, free standing racks, enclosures and other products used for installation, testing and distribution of LANs. These products support unshielded, shielded and fiber optic media types and typically service commercial, institutional and industrial applications.

Lighting Fixtures and Controls

      Hubbell manufactures and sells lighting fixtures and accessories for indoor and outdoor applications with four classifications of products: Outdoor, Industrial, Commercial/ Institutional, and Residential. Outdoor products include poles, MiniLiter® and Sterner® Infranor® floodlights, Devine® Geometric 2000TM series fixtures, Kim® architectural fixtures and a line of pedestrian3 zone, path, landscape, building and area lighting products, SecurityTM outdoor and signage fixtures, Magnusquare® II Architectural fixtures, SpauldingTM fixtures, AALTM flood and step lighting fixtures, sconces, bollards, poles and mounting arms in period, contemporary and customer designs, Moldcast® bollards, street lighting fixtures and wall mounted fixtures, and WhitewayTM canopy light fixtures, which are used to illuminate service stations, truck stops, outdoor display signs, parking lots, roadways, pedestrian areas, security areas, automobile dealerships, shopping centers, convenience stores, quick service restaurants, and similar areas, and Sportsliter® fixtures which are used to illuminate athletic and recreational fields. In addition, a line of Lightscaper® decorative outdoor fixtures is sold for use in landscaping applications such as pools, gardens and walkways. Industrial products include SuperbayTM 2.0, Controlux® 2.0, Superwatt®, The Detector®, and KemluxTM fixtures used to illuminate factories, work spaces, and similar areas, including specialty requirements such as paint rooms, clean rooms and warehouses. Commercial/ Institutional products include high intensity discharge (HID) fixtures, AleraTM architectural and Columbia Lighting® specification grade fluorescent fixtures, Dual-Lite® emergency and exit, and Prescolite® recessed, surface mounted and track fixtures which are used for offices, schools, hospitals, airports, retail stores, and similar applications. The fixtures use HID lamps, such as mercury-vapor, high-pressure sodium, and metal-halide lamps, as well as quartz, fluorescent and incandescent lamps, all of which are purchased from other sources. Hubbell also manufactures a broad range of life safety products, emergency lighting and exit signs and inverter power systems which are used in specialized safety applications under the Dual-Lite® and Prescolite Life SafetyTM trademarks, and a line of IEC lighting fixtures designed for hazardous, hostile and corrosive applications sold under the ChalmitTM and Killark® trademarks. The residential products are sold under the Progress Lighting®trademark and include residential decorative fixtures including chandeliers, hall and foyer, sconces, track, recessed, bath and vanity, pendants, close to ceiling, under-cabinet, portable lights, fans, door chimes, dimmers, and outdoor and landscape lighting fixtures.

Outlet Boxes, Enclosures and Fittings

      Hubbell manufactures and/or sells: (a) under the Raco® trademark, steel and plastic boxes used at outlets, switch locations and junction points; (b) a broad line of metallic fittings, including rigid plastic conduit fittings, EMT (thinwall) fittings and liquid tight conduit fittings; (c) Bell Outdoor® outlet boxes; (d) a variety of electrical boxes, covers, combination devices, lampholders and lever switches manufactured under the Bell® trademark, with an emphasis on weather-resistant products suitable for outdoor applications; and (e) under the Wiegmann® trademark, a full-line of fabricated steel electrical equipment enclosures such as rainproof and dust-tight panels, consoles and cabinets, wireway and electronic enclosures and a line of non-metallic electrical equipment enclosures. Wiegmann® products are designed to enclose and protect electrical conductors, terminations, instruments, power distribution and control equipment.

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

Sales and Distribution of Electrical Segment Products

      A majority of Hubbell’s Electrical Segment products are stock items and are sold through electrical and industrial distributors, home centers, some retail and hardware outlets, and lighting showrooms. Special application products are sold primarily through wholesale distributors to contractors, industrial customers and original equipment manufacturers. Voice and data signal processing equipment products are represented worldwide through a direct sales organization and by selected, independent telecommunications representatives, primarily sold through datacom, electrical and catalogue distribution channels. Telecommunications products are sold primarily by direct sales to customers in the United States and internationally through sales personnel and sales representatives. Hubbell maintains a sales and marketing organization to assist potential users with the application of certain products to their specific requirements, and with architects, engineers, industrial designers, original equipment manufacturers and electrical contractors for the design of electrical systems to meet the specific requirements of industrial, institutional, commercial and residential users. Hubbell is also represented by sales agents for its lighting fixtures and electrical wiring devices, and boxes, enclosures, and fittings product lines. The sales of Electrical Segment products accounted for approximately 74% of Hubbell’s revenue in year 2003, 72% in 2002 and 64% in 2001.

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

Sales and Distribution of Power Segment Products

      Sales of Power Segment products are made through a Hubbell sales and marketing organization to distributors and directly to users such as electric utilities, mining operations, industrial firms, and engineering and construction firms. While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a decrease in purchases by public utilities does affect this category. The sale of Power Segment products accounted for approximately 19% of Hubbell’s total revenue in year 2003, 20% in 2002 and 25% in 2001.

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

High Voltage Test and Measurement Equipment

      Hubbell manufactures and sells, under the Hipotronics®, Haefely Test™ and Tettex® trademarks, a broad line of high voltage test and measurement systems to test materials and equipment used in the generation, transmission and distribution of electricity, and high voltage power supplies and electromagnetic compliance equipment for use in the electrical and electronic industries. Principal products include AC/ DC hipot testers and megohmmeters, cable fault location systems, oil testers and DC hipots, impulse generators, digital measurement systems and tan-delta bridges, AC series resonant and corona detection systems, DC test sets and power supplies, variable transformers, voltage regulators, and motor and transformer test sets.

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

      The sale of products in the Industrial Technology Segment accounted for approximately 7% of Hubbell’s total revenue in year 2003, 8% in 2002 and 11% in 2001.

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

      Hawke Cable Glands Limited (“Hawke”) in the United Kingdom manufactures and/or markets a range of products used in hazardous locations including brass cable glands and cable connectors used in watertight terminations, cable transition devices, utility transformer breathers, enclosures and field bus connectivity components.

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

      As a percentage of total sales, international shipments from foreign subsidiaries were 10% in 2003, 10% in 2002 and 11% in 2001, with the Canadian and United Kingdom markets representing approximately 45% and 32%, respectively, of the 2003 total.

Raw Materials

      Principal raw materials used in the manufacture of Hubbell products include steel, brass, copper, aluminum, bronze, plastics, phenolics, zinc, elastomers and petrochemicals. Hubbell also purchases certain electrical and electronic components, including solenoids, lighting ballasts, printed circuit boards, integrated circuit chips and cord sets, from a number of suppliers. Hubbell is not materially dependent upon any one supplier for raw materials used in the manufacture of its products and equipment and, at the present time, raw materials and components essential to its operation are in adequate supply.

Patents

      Hubbell has approximately 1,146 active United States and foreign patents covering many of its products, which expire at various times. While Hubbell deems these patents to be of value, it does not consider its business to be dependent upon patent protection. Hubbell licenses under patents owned by others, as may be needed, and grants licenses under certain of its patents.

Working Capital

      Inventory, accounts receivable and accounts payable levels, payment terms and, where applicable, return policies are in accordance with the general practices of the electrical products industry and standard business procedures. See also Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Backlog

      Backlog of orders believed to be firm at December 31, 2003 and 2002 were approximately $114.2 million and $110.2 million, respectively. Most of the backlog is expected to be shipped in the current year. Although this backlog is important, the majority of Hubbell’s revenues result from sales of inventoried products or products that have short periods of manufacture.

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

Research, Development & Engineering

      Research, development and engineering expenditures represent costs incurred in the experimental or laboratory sense aimed at discovery and/or application of new knowledge in developing a new product, process, or in bringing about a significant improvement in an existing product or process. Research, development and engineering expenses are recorded as a component of Cost of goods sold. Expenses for research, development and engineering were $6.3 million in 2003, $7.1 million in 2002 and $5.9 million in 2001. The decrease in expense in 2003 is attributable to the discontinuance of the lighting entertainment product offering in 2003.

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

Employees

      As of December 31, 2003, Hubbell had approximately 10,862 salaried and hourly employees. Approximately 7,300 of these employees or 67% are located in the United States. Approximately 50% of Hubbell’s United States employees are represented by twenty-three labor unions. Hubbell considers its labor relations to be satisfactory.

Item 2.     Properties

      Hubbell’s principal manufacturing facilities, classified by segment are located in the following areas:

			Approximate
		No. of	Floor Area in
Segment	Location	Facilities	Square Feet

Electrical Segment
	Arkansas	3	199,600	114,500 square feet leased
	California	4	403,300	307,300 square feet leased
	Canada	1	44,000
	Connecticut	2	176,800	32,200 square feet leased
	Georgia	1	57,100
	Indiana	1	314,800
	Illinois	2	271,600	48,500 square feet leased
	Mexico	2	276,400	Shared between Electrical and Power Segments
	Minnesota	1	108,300
	Missouri	1	154,500
	Ohio	1	278,200
	Pennsylvania	1	410,000
	Puerto Rico	3	351,900	198,100 square feet leased
	Texas	1	11,600	Leased
	United Kingdom	2	123,700	87,500 square feet leased
	Virginia	2	471,400
	Washington	1	284,100	Leased
Power Segment
	Alabama	2	288,000
	Mexico	1	235,000	Shared between Electrical and Power Segments
	Missouri	1	794,700
	Ohio	1	90,000
	South Carolina	1	360,000
	Tennessee	1	74,100
Industrial Technology Segment
	Italy	1	8,100	Leased
	New York	1	92,200
	North Carolina	1	81,000	Leased
	Pennsylvania	1	105,000	Leased
	Switzerland	1	73,600	Leased
	United Kingdom	1	40,000	Leased
	Wisconsin	1	94,200	20,000 square feet leased

      Additionally, the Company owns or leases warehouses and distribution centers containing approximately 2,135,100 square feet. The Company believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

Executive Officers of the Registrant

Name	Age(1)	Present Position	Business Experience

G. Jackson Ratcliffe	67	Chairman of the Board	President and Chief Executive Officer January 1, 1988 to July 1, 2001; Chairman of the Board since 1987; Executive Vice President — Administration 1983-1987; Senior Vice President — Finance and Law 1980-1983; Vice President, General Counsel and Secretary 1974-1980.
Timothy H. Powers	55	President and Chief Executive Officer	President and Chief Executive Officer since July 1, 2001; Senior Vice President and Chief Financial Officer September 21, 1998 to June 30, 2001; previously Executive Vice President, Finance & Business Development, Americas Region, Asea Brown Boveri.
William T. Tolley	46	Senior Vice President and Chief Financial Officer	Present position since February 18, 2002; previously Senior Vice President and Chief Financial Officer, Chesapeake Corporation.
Richard W. Davies	57	Vice President, General Counsel and Secretary	Present position since January 1, 1996; General Counsel since 1987; Secretary since 1982; Assistant Secretary 1980- 1982; Assistant General Counsel 1974-1987.
James H. Biggart, Jr	51	Vice President and Treasurer	Present position since January 1, 1996; Treasurer since 1987; Assistant Treasurer 1986-1987; Director of Taxes 1984-1986.

Name	Age(1)	Present Position	Business Experience

Gregory F. Covino	38	Corporate Controller	Present position since June 6, 2002; Director, Corporate Accounting 1999-2002; previously Assistant Controller, Otis Elevator Company, a subsidiary of United Technologies Corp.
Scott H. Muse	46	Group Vice President	Present position since April 27, 2002 (elected as an officer of the Company on December 3, 2002); previously President and Chief Executive Officer of Lighting Corporation of America, Inc. (“LCA”) 1998-2002, and President of Progress Lighting, Inc. 1993-1998.
W. Robert Murphy	54	Senior Group Vice President	Present position since May 7, 2001; Group Vice President 2000-2001; Senior Vice President Marketing and Sales (Wiring Systems) 1985-1999; and various sales positions (Wiring Systems) 1975-1985.
Thomas P. Smith	44	Group Vice President	Present position since May 7, 2001; Vice President, Marketing and Sales (Power Systems) 1998-2001; Vice President Sales, 1991-1998 of various Company operations.
Gary N. Amato	52	Vice President	Present position since October 1997; Vice President and General Manager of the Company’s Industrial Controls Divisions (ICD) 1989-1997; Marketing Manager, ICD, April 1988-March 1989.

      There are no family relationships between any of the above-named executive officers.

(1)	As of March 5, 2004.

PART II

      Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Class A and Class B common stocks are principally traded on the New York Stock Exchange under the symbols “HUBA” and “HUBB”. The following tables provide information on market prices, dividends declared and number of common shareholders.

	Common A		Common B
Market Prices (Dollars Per Share)
Years Ended December 31,	High	Low	High	Low

2003 — First quarter	33.69	28.40	35.40	28.45
2003 — Second quarter	34.20	29.40	35.31	30.86
2003 — Third quarter	39.18	32.90	40.22	34.00
2003 — Fourth quarter	42.70	36.44	45.00	37.65

2002 — First quarter	32.80	27.71	34.40	28.80
2002 — Second quarter	35.00	30.83	37.30	32.15
2002 — Third quarter	31.40	25.97	34.15	27.83
2002 — Fourth quarter	34.24	25.26	36.60	26.54

	Common A		Common B
Dividends Declared (Cents Per Share)
Years Ended December 31,	2003	2002	2003	2002

First quarter	33	33	33	33
Second quarter	33	33	33	33
Third quarter	33	33	33	33
Fourth quarter	33	33	33	33

Number of Common Shareholders
At December 31,	2003	2002	2001	2000	1999

Class A	771	843	916	983	1,090
Class B	3,687	3,950	4,174	4,442	4,805

Item 6.     Selected Financial Data

      The following summary should be read in conjunction with the consolidated financial statements and notes contained herein (dollars and shares in millions, except per share amounts).

	2003	2002		2001	2000		1999

OPERATIONS, years ended December 31,
Net sales	$1,770.7	1,587.8		1,312.2	1,424.1		1,451.8
Gross profit	$481.5 (1)	409.1	(2)	314.0 (4)	369.1	(5)	409.0
Special charges (credit), net	$5.7 (1)	8.3	(2)	40.0 (4)	(0.1	)(5)	—
Gain on sale of business	$—	(3.0)		(4.7)	(36.2)		(8.8)
Operating income	$171.9	138.5		56.5	184.5		194.4
Operating income as % of sales	9.7%	8.7%		4.3%	13.0%		13.4%
Cumulative effect of accounting change, net of tax	$—	25.4	(3)	—	—		—
Net income	$115.1	83.2	(3)	48.3	138.2		145.8
Net income as a % of sales	6.5%	5.2%		3.7%	9.7%		10.0%
Net income to common shareholders’ average equity	14.6%	11.2%		6.4%	17.0%		17.2%
Earnings per share — Diluted:
Before cumulative effect of accounting change	$1.91	1.81		0.82	2.25		2.21
After cumulative effect of accounting change	$1.91	1.38	(3)	0.82	2.25		2.21
Adjusted for goodwill amortization	$—	—		0.93 (3)	2.37	(3)	2.32 (3)
Cash dividends declared per common share	$1.32	1.32		1.32	1.31		1.27
Average number of common shares outstanding — (diluted)	60.1	59.7		58.9	61.3		65.9
Operating cash flow	$243.6	179.4		199.3	123.8		176.0
Capital expenditures	$27.6	21.9		28.6	48.6		53.7
Cost of acquisitions, net of cash acquired	$—	270.2		13.7	43.6		38.3
FINANCIAL POSITION, at year-end
Working capital	$420.9	341.6		224.4	123.2		209.4
Property, plant and equipment (net)	$295.8	320.6		264.2	305.3		308.9
Total assets	$1,499.4	1,410.3		1,205.4	1,448.5		1,407.2
Total debt	$298.8	298.7		167.5	359.2		226.7
Debt to total capitalization(6)	26%	29%		19%	32%		21%
Total debt, net of cash and investments	$(2.1)	167.2		(1.5)	91.5		(4.0)
Common shareholders’ equity:
Total	$829.7	744.2		736.5	769.5		855.8
Per share	$13.80	12.47		12.50	12.55		13.00
NUMBER OF EMPLOYEES, at year-end	10,862	11,476		8,771	10,469		10,190

(1)	In 2003, the Company recorded pretax special charges of $8.1 million in connection with lighting integration and streamlining actions. Of the total $8.1 million, $2.4 million of product rationalization costs were recorded in Cost of goods sold and $5.7 million of other costs were recorded as a Special charge.

(2)	In 2002, the Company recorded pretax special charges of $13.7 million which included $5.4 million of product rationalization costs recorded in Cost of goods sold and $8.3 million of other costs recorded as a Special charge. In total, $10.3 million of the charge relates to costs to integrate the lighting companies acquired in 2002. The remaining $3.4 million represents charges associated with the 2001 streamlining program recorded in 2002 as amounts were spent or specific actions were announced.

(3)	On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. As a result of adopting SFAS No. 142, the Company stopped recording goodwill amortization expense. In addition, the Company recorded a goodwill impairment charge of $25.4 million, net of tax, to write-off goodwill associated with one of the reporting units in the Industrial Technology segment. The impairment charge was reported as the cumulative effect of a change in accounting principle.

(4)	In the fourth quarter of 2001, the Company recorded a special charge of $56.3 million, partially offset by a $3.3 million reversal of expense relating to the 1997 streamlining program. A portion of the total pretax 2001 charge, $13.0 million, relates to product rationalization, which was included in Cost of goods sold.

(5)	Special charge (credit) for 2000 reflects a special charge, offset by a reduction in the streamlining program accrual established in 1997. In addition, $20.3 million for product rationalization was included in Cost of goods sold.

(6)	Debt to total capitalization is defined as total debt as a percentage of the sum of total debt and shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW OF THE BUSINESS

      The Company’s business strategy incorporates the following objectives:

•	Transformation of business processes. The Company has committed to applying lean process improvement techniques throughout the enterprise to eliminate waste, improve efficiency and create speed and certainty in decision making. The Company completed its second full year of this initiative in 2003. What began in late 2001 as a series of shop floor improvement projects has expanded to include all business processes including new product design and office administration. More than 18 facilities and over 40% of the Company’s employees were involved in these activities during 2003.

•	Working capital efficiency. The Company made substantial gains in working capital initiatives over the last two years. For the full year 2003, net inventory decreased $50 million and days supply improved by 20 days over the previous year. Accounts receivable days outstanding and accounts payable days outstanding also improved versus 2002. The Company believes there is additional opportunity to improve working capital efficiency.

•	Lighting integration and cost reduction. The Company continues to execute a multi-year program to integrate the Company’s original lighting business with the acquired LCA lighting businesses. Actions include facility consolidations, workforce reductions, and product rationalizations. Integral to this initiative is a move toward increased production and product sourcing from low cost countries.

•	Global sourcing. The Company continues to focus on global product and component sourcing and supplier cost reduction. During 2003 the value of product procured from low cost sources of supply such as the Far East increased by 53% to $134 million. The Company’s active involvement in consolidating suppliers, participating in reverse auctions, and vendor partnering shortens lead times, improves quality and delivery and reduces costs. The Company expects to expand this program in 2004.

•	Acquisitions in the Company’s core markets. The Company continues to seek out prospective acquisitions that would enhance its core electrical component businesses – wiring systems, lighting fixtures and controls, rough-in electrical products, and utility products.

•	Common, enterprise-wide business information systems. In the third quarter of 2003, the Company announced its decision to pursue the implementation of an enterprise-wide business information system. A multi-year project is underway to provide a state-of-the-art business system to meet the needs of the business. SAP software will be installed across all businesses in a series of staged implementations over the next two years, with the first implementation expected to take place in the second half of 2004. The enterprise-wide business system is expected to provide several benefits:

–	Standardization of business processes and information with improved analysis of business drivers and operational performance.

–	Common, standardized interfaces with customers and suppliers.

–	Improved support of Hubbell’s cost reduction and process improvement initiatives.

–	Rapid integration of acquired businesses.

OUTLOOK

Markets

      The Company anticipates a slow recovery in commercial construction, industrial, and telecommunications markets in 2004, while utility markets are expected to remain unchanged. The residential construction market is expected to remain strong. The Company expects growth in 2004 sales versus 2003 in a range of 2% – 4%, excluding any effects of fluctuations in foreign currency exchange rates. Sales increases are expected to occur in each segment. However, the Electrical segment will contribute the majority of this increase.

Operating Results

      Full year 2004 operating profit margin is expected to improve by one percentage point compared with 2003 primarily as a result of the ongoing lighting integration and streamlining program, expansion of global product sourcing initiatives, and lean process improvement initiatives.

      The Company expects to continue to consolidate and streamline its core businesses, primarily in the Electrical and Power segments. As a result of productivity improvements already achieved and those planned, the Company expects the level of idle factory and warehouse space will reach the point where consolidation and elimination of factories and warehouses is possible. These actions could result in charges being recorded in 2004 related to asset write-downs, severance and other costs to consolidate operations ranging from $15 – $25 million. Amounts actually recorded in 2004 will depend on the nature and timing of when plans are finalized and approved.

      The Company’s business information system initiative is expected to facilitate consolidation of business support processes. The Company expects to spend approximately $40 - $60 million in total on its business system initiative over the next 2  1/2 years of which approximately $20 – $30 million of the cost will be capital and $20 – $30 million will be expensed. Management estimates 2004 expenses will be in a range of $8 – $12 million, pretax, with capitalized costs in a range of $10 – $15 million.

      Management’s plan for a one point improvement in operating margin is prior to the cost of any streamlining or cost reduction charges that may be recorded in 2004.

Taxation

      Management estimates that the effective tax rate will be in a range of 27% – 28% in 2004 compared with 26% reported in 2003 due to an anticipated higher level of U.S. taxable income.

      The U. S. federal tax benefits derived from the Company’s Puerto Rico operations are currently set to expire on December 31, 2005. The Company is evaluating alternative methods to mitigate the loss of these benefits prior to the date of expiration. Also see Note 10 – Income Taxes in the Notes to Consolidated Financial Statements.

Cash Flow

      The Company expects to increase working capital efficiency in 2004 as a result of improvements in days supply of inventory, accounts receivable days, and accounts payable days outstanding. Capital spending in 2004 is expected to be approximately $15 – $20 million higher than in 2003 primarily as a result of the “Hubbell 2006” business system initiative and the lighting integration actions, but still below the level of depreciation expense. Free cash flow (defined as cash flow from operations less capital spending) in 2004, while not expected to reach the record high level attained in 2003, is expected to range from $125 – $175 million.

Growth

      The Company’s growth strategy contemplates acquisitions in its core businesses. The rate and extent to which appropriate acquisition opportunities become available, acquired companies are integrated and anticipated cost savings are achieved can affect the Company’s future results.

RESULTS OF OPERATIONS

      The Company’s operations are classified into three segments: Electrical, Power, and Industrial Technology. For a complete description of the Company’s segments, see Part I, Item 1. of this Annual Report on Form 10-K. Within these segments, Hubbell primarily serves customers in the commercial and residential construction, industrial, utility, and telecommunications industries.

      On a year-over-year comparative basis, lower demand in commercial construction, industrial, and utility markets continued to negatively impact the Company’s 2003 results. These declines were offset by stronger demand in residential construction markets. The table below approximates percentages of the Company’s total net sales generated by the market segments indicated.

Served Market Segments

	Commercial/	Residential/			Telecommunication/
Segment	Institutional	DIY	Industrial	Utility	Other	Total

Electrical	50%	22%	27%	—	1%	100%
Power	5%	—	—	88%	7%	100%
Industrial Technology	15%	—	45%	25%	15%	100%
Hubbell Consolidated	38%	16%	24%	17%	5%	100%

      Full year 2003 operating results met management’s expectations despite continued weakness in utility, industrial and commercial construction markets served by the Company’s businesses. The following areas contributed to improved operating income margin:

•	Strong retail and residential construction markets which increased sales and gross profit percentages.

•	Actions completed under the lighting integration program.

•	Workforce reductions of approximately 5% in the first half of 2003 to align resources with demand.

•	Benefits from investments in lean initiatives. Although it is difficult to quantify the overall savings related to these initiatives, management believes that lean process improvement initiatives have translated into lower costs. Benefits resulting from lean initiatives include:

–	Space reduction — approximately 150,000 square feet of factory floor space throughout the Company has been freed up which results in lower costs, additional capacity for future volume, and the ability to implement future factory consolidations.

–	Lower inventory levels and product cost and improved manufacturing through-put.

–	Reduction of lead times and increased service levels including on-time delivery and stock product fill rates.

      Full year sales and operating income in 2003 also benefited from the following acquisitions that were completed in 2002:

•	LCA, the domestic lighting fixture business of U.S. Industries, Inc., now known as Jacuzzi Brands, Inc. (“Jacuzzi”), completed in April 2002. LCA manufactures and distributes a wide range of outdoor and indoor lighting products to commercial, industrial, institutional, and residential markets under various brand names. This business was added to the Company’s Electrical segment.

•	Hawke, a U.K.-based global leader in brass cable glands and connectors, acquired in March 2002, was also added to the Company’s Electrical segment.

•	The utility pole line hardware business of Cooper Power Systems, Inc., a subsidiary of Cooper Industries, Ltd., (“Cooper”) completed in September 2002. This business has been merged with complementary product lines within the Company’s Power segment.

      Hawke and the LCA lighting companies are in businesses that expand the breadth of the current product and brand offerings within the Company’s Electrical segment. The Cooper pole line hardware business complements the existing product lines of the Company’s Power segment and expands the breadth of the current products offered.

Summary of Consolidated Results

	For the Year Ending December 31,

		% of Net		% of Net		% of Net
	2003	Sales	2002	Sales	2001	Sales

Net sales	$1,770.7		$1,587.8		$1,312.2
Cost of sales	1,289.2		1,178.7		998.2

Gross profit	481.5	27.2%	409.1	25.8%	314.0	23.9%
Selling & administrative expenses	303.9	17.2%	265.3	16.7%	222.2	16.9%
Operating income	171.9	9.7%	138.5	8.7%	56.5	4.3%
Earnings per share before accounting change — diluted	$1.91		$1.81		$0.82

2003 Compared to 2002

Net Sales

      Consolidated net sales for the year ended December 31, 2003 were $1,770.7 million, an increase of 12% over the year ended December 31, 2002. Although all segments contributed to the increase, the largest increase occurred in the Electrical segment, which benefited from the 2002 acquisitions. Favorable foreign currency exchange rates increased year-over-year sales by approximately 1%.

      On a comparative basis, had the Company owned LCA for the entire year in 2002, net sales for the full year 2003 were essentially the same as the full year 2002. Management believes this is the most relevant sales comparison due to the acquisition of the LCA lighting business in 2002.

      Net sales in 2003 reflect strong residential construction and retail markets where sales increased approximately 18% over the full year 2002, primarily due to higher sales at Progress Lighting. Net sales for 2003 also reflect a modest recovery in industrial markets. However, these favorable sales comparisons were offset by continued weakness in commercial construction, utility, and telecommunications markets. Refer to the table “Served Market Segments” under “Results of Operations” for further details on the extent to which changes in underlying market demand can impact each segment’s revenues. Also refer to “Segment Results” below for more detailed information on performance by segment.

Gross Profit

      The consolidated gross profit margin for 2003 was 27.2% compared to 25.8% in 2002. The improvement in gross profit margin is attributable to improved margins in the Company’s lighting business as a result of both higher sales of residential application products and lower commercial and industrial product costs as a result of actions completed under the Company’s lighting integration program. Lower charges to Cost of goods sold under the lighting integration program also contributed to the increase. The Company’s wiring systems and electrical products businesses reported modestly lower gross profit percentages in 2003 versus the prior year due to more competitive pricing and higher unabsorbed fixed manufacturing costs, partially offset by productivity improvements. Power segment gross margin improved for the year primarily due to a favorable patent infringement settlement totaling $1.6 million, pretax, recognized in the third quarter of 2003. Gross profit margins in the Company’s Industrial Technology segment improved due to higher margins at the GAI-Tronics specialty communications business.

Selling & Administrative (S&A) Expenses

      S&A expenses were 17.2% of net sales in 2003 compared with 16.7% in 2002. The increase in S&A expenses as a percentage of sales reflects approximately $4.0 million of expenses related to the Company’s business system initiative, as well as higher employee benefit, pension and insurance costs.

Special Charges

      See separate discussion below on page 19.

Gain on Sale of Business

      See separate discussion below on page 22.

Operating Income

      Operating income increased 24% and operating margins improved by one percentage point due primarily to the incremental profit from businesses acquired in 2002. In addition, operating income improved due to a reduction in special charges (including amounts charged to Cost of goods sold) of approximately $5.6 million, operating efficiencies and productivity gains in the Electrical segment, reduced costs from the global sourcing of finished products and component parts, and lean process improvement initiatives. These improvements were partially offset by the business information systems initiative costs and higher employee benefit, pension and insurance costs.

Other Income/ Expense

      In 2003, investment income declined by $2.3 million versus 2002 due to lower average cash and investment balances and lower average interest rates received on cash and investments. Interest expense increased by $2.8 million in 2003 compared to 2002 as a result of higher average long-term debt used to fund the LCA and Hawke acquisitions. The weighted-average interest rate applicable to total debt outstanding during 2003 was 6.5% compared with 5% in 2002. Other income, net, in 2003 was $0.5 million compared to $0.4 million in 2002.

Income Taxes

      The Company’s effective tax rate was 26% in 2003 compared to 14.5% in 2002. The 2002 rate reflected the impact of tax benefits of $10.8 million recorded in connection with the settlement of a fully reserved tax issue with the U.S. Internal Revenue Service (“IRS”) and a reduction of tax expense as a result of filing amended Federal income tax returns for the years 1995 through 2000. The filing of amended returns in 2002 resulted from claims for increased credits for research and development activities. The actual receipt of cash from these claims is not expected to occur until after the IRS has approved the claims. The Company applied a tax rate of 38% to total 2003 and 2002 special charges which is the effective rate for domestic operations where these charges were incurred. Excluding all of these charges in 2002, the Company’s effective tax rate was 24%. The increase in the effective tax rate in 2003 compared with the prior year adjusted effective tax rate of 24% is a result of overall higher U.S.-based income in 2003 at comparably higher tax rates.

Income and Earnings Per Share (Before Cumulative Effect of Accounting Change)

      Income and diluted earnings per share before the cumulative effect of an accounting change in 2003 improved versus 2002 as a result of higher net sales and gross profit margins and lower special charges in 2003 compared to 2002, partially offset by higher S&A expenses, higher interest expense and a higher effective tax rate. The following items affect the comparability of 2003 and 2002 net income and earnings per share before the cumulative effect of accounting change (after tax, in millions):

	2003	2002

	(Income)/Expense

Lighting integration costs (included in Cost of goods sold)	$1.5	$3.3
Patent infringement settlement (included in Cost of goods sold)	(1.0)	—
Special charges, net	3.5	5.2
Gain on sale of business	—	(1.9)
Reduction in tax expense/tax benefit	—	(10.8)

Special Charges

      Full year operating results in 2003, 2002 and 2001 include pretax special charges of $8.1 million, $13.7 million and $53.0 million, respectively. All of the 2003 cost and $10.3 million of the 2002 cost relate to programs approved following the acquisition of LCA which were intended to integrate and rationalize the combined lighting operations of the company within the Electrical segment. Additional information with respect to special charges is included in Note 2 — Special and Non-Recurring Charges included in the Notes to Consolidated Financial Statements.

      In all years, portions of the charges were recorded in Cost of goods sold as opposed to being included in Special charges, net, in accordance with applicable accounting rules. The amounts included in Cost of goods sold total $2.4 million, $5.4 million and $13.0 million in 2003, 2002 and 2001, respectively, and relate to product line inventory write-downs.

      In total, lighting restructuring actions are expected to provide $10 to $15 million in annual pretax savings when fully implemented with approximately one-half of these amounts realized in 2004. However, a portion of these savings have in 2003 and will in future years be used to offset costs and other competitive pressures, rather than adding directly to profit in the Electrical segment. Lighting integration actions announced and recorded through December 31, 2003 have been substantially completed. However, additional programs are expected to be approved in 2004. Also see the discussion under “Outlook” included in this Management’s Discussion and Analysis.

     Special Charges — 2003

      The 2003 charges resulted from the following actions:

     Lighting Integration — ($8.1 million, pretax)

      Costs incurred in 2003 related to the following programs:

•	Discontinuance of entertainment lighting product offering — ($4.6 million)

•	Facility exit, relocation and integration costs — ($3.3 million, net)

•	Outdoor Architectural business unit reorganization — ($0.2 million)

     Special Charges — 2002

      Full year operating results in 2002 included special charges of $13.7 million comprised of lighting integration actions of $10.3 million and $3.4 million of costs incurred related to the 2001 streamlining and cost reduction program (the “Plan”).

      Lighting integration costs consisted of product rationalization costs of $5.4 million associated with inventory write-downs (recorded in Cost of goods sold) and integration and reorganization cost of $4.9 million (recorded in Special charges). The integration and reorganization costs primarily related to an office relocation and manufacturing facility closure and consisted of severance costs of $1.8 million, asset write-downs of $2.4 million and exit costs of $0.7 million.

     Special Charges — 2001

      Full year operating results in 2001 included special charges of $56.3 million offset by a $3.3 million reduction in the streamlining program accrual established in 1997. These net costs, which were recorded in the fourth quarter of 2001, totaled $53 million ($35.5 million net of tax), of which $40 million was reported as special charges and $13 million was included in Cost of goods sold.

      The Plan is expected to provide $20 million in ongoing annual savings primarily realized through lower manufacturing, selling and administrative costs which have been substantially achieved in 2003. Savings were realized approximately equally in each segment. The Electrical segment benefited from product outsourcing and reduced overhead in electrical products and lighting due to facility consolidation and headcount reductions. In the Power segment, a facility closure reduced the manufacturing cost of certain apparatus products and reduced administrative costs. In the Industrial Technology segment, the actions improved profitability by reducing overhead costs through facility consolidation and headcount reduction. As with the lighting integration actions noted above, a portion of these savings have in 2003 and will in future years be used to offset costs and other competitive pressures, rather than adding directly to profit.

     2001 Non-Recurring Charge

      In 2001, non-recurring charges of $7.7 million were incurred related to (1) environmental remediation actions at two previously exited facilities in anticipation of their divestiture and (2) costs associated with an acquisition that was not expected to be completed.

Segment Results

Electrical Segment

	2003	2002

	(In millions)
Net Sales	$1,313.7	$1,142.5
Operating Income	128.2	103.1
Operating Margin	9.8%	9.0%

      Electrical segment net sales increased 15% as a result of the addition of acquired businesses in 2002. In 2003, lighting fixture sales represented 56% of total net sales reported in the Electrical segment compared with 51% in 2002.

      On a comparative basis (calculated by adding 2002 pre-acquisition sales for LCA to 2002 reported sales), 2003 segment sales were approximately the same as 2002. By business unit, sales of lighting fixtures on a comparable basis declined 1% as gains in residential product sales were offset by declines in sales of commercial and industrial (“C&I”) application products. These results reflect a modest share gain in residential application products, offset by a loss of market share in the C&I businesses. The loss of market share was partly attributable to changes in third party sales agents as a result of the integration of the acquired LCA businesses.

      Wiring system sales improved 2% year-over-year on the strength of select wiring device product lines and favorable foreign currency exchange rates. Rough-in electrical sales were essentially unchanged in 2003 versus full year 2002 despite an overall decline in demand in served markets as a result of modest share of market gain in electrical outlet box sales. Harsh and hazardous sales grew in markets outside the U.S. due to favorable foreign exchange rates, inclusion in 2003 of a full year of sales of Hawke and higher oil and gas project shipments.

      Segment operating income increased year-over-year primarily as a result of the income contribution of the acquired businesses and a reduction in special charges, partially offset by the absence in 2003 of gains on sale of businesses. Additionally, operating income increased due to improved margins in the lighting fixture businesses as a result of higher residential product sales and the favorable impact of the lighting integration and streamlining actions on C&I gross profit margins. Operating profit margins at the wiring device business were essentially the same as the previous year while the margins for the rough-in electrical businesses were lower due to competitive pricing and increased steel costs.

Power Segment

	2003	2002

	(In millions)
Net Sales	$332.5	$325.8
Operating Income	32.9	32.9
Operating Margin	9.9%	10.1%

      Power segment net sales increased 2% in 2003 versus the prior year as a result of the addition of the acquired Cooper business and a modest gain in market share, despite lower utility market demand. Utility market conditions continue to reflect industry turmoil and the uncertainty regarding U.S. energy policy, which has resulted in little change in utility infrastructure investment. Segment operating income in 2003 reflects the benefit of a pretax settlement of $1.6 million for a patent infringement case while operating income in 2002 reflected a special charge of $0.5 million. Excluding these items, the operating profit margins declined as a result of competitive pricing in a weak market.

Industrial Technology Segment

	2003	2002

	(In millions)
Net Sales	$124.5	$119.5
Operating Income	10.8	2.5
Operating Margin	8.7%	2.1%

      Industrial Technology segment net sales increased 4% versus 2002 as a result of strong demand for specialty communications produced by GAI-Tronics, which manufactures specialized communication systems designed for indoor, outdoor, and hazardous environments. The increase was partially offset by decreased demand for high voltage test and measurement products. Segment operating income in 2002 reflected $0.8 million of special charges. Excluding special charges, operating profit margins improved in all of the businesses in the segment. The largest improvement in margins occurred at the GAI-Tronics business driven by a favorable mix of special order items at higher margins. Also contributing to the increase in margin was lower costs in the high voltage test and measurement business due to the absence in 2003 of inventory write-downs associated with excess inventory.

2002 Compared to 2001

Net Sales

      Consolidated net sales for the year ended December 31, 2002 were $1,587.8  million, an increase of 21% over the year ended December 31, 2001. This increase is attributed to the 2001 fourth quarter and 2002 acquisitions. Excluding the sales from the acquired businesses, consolidated net sales decreased approximately 10% compared with the prior year as demand from non-residential construction and industrial markets declined year over year. However, residential and retail demand grew during 2002.

Gross Profit

      The consolidated gross profit margin for 2002 was 25.8% compared to 23.9% in 2001. Approximately two-thirds of the year over year increase was due to improved efficiencies resulting from facility consolidations and lower operating costs, primarily as a result of actions associated with the 2001 streamlining and cost reduction program. The remaining increase was a result of lower costs incurred in 2002 for inventory write-downs in connection with product line rationalization activities, which reduced the full year gross margin by 0.3% in 2002 and 1.0% in 2001. Acquisitions did not have any material effect on the consolidated gross margin percentage in 2002 or 2001.

Selling & Administrative (S&A) Expenses

      S&A expenses were 16.7% of net sales in 2002 compared with 16.9% in 2001. This improvement reflected the impact of S&A workforce reductions implemented in connection with the 2001 streamlining and cost reduction program as well as lower corporate overhead expenses as a percentage of sales.

Special Charges

      See separate discussion above on page 19.

Gain on Sale of Business

      In April 2000, the Company completed the sale of its DSL assets to ECI Telecom Ltd. for a sales price of $61.0 million. The Company recognized a pretax gain on this sale of $36.2 million in 2000. At the time of sale, the Company retained a contractual obligation to supply product to the buyer at prices below manufacturing cost, resulting in an adverse commitment. In December 2001, management revised the remaining adverse commitment accrual to reflect lower known and projected orders through the contract expiration date and recorded an additional pretax gain on sale of business of $4.7 million.

      In September 2002, the Company entered into an agreement modifying the original manufacturing contract. In accordance with the modification agreement, final quantities were shipped and the Company was released from all service and warranty obligations. In 2002, the total gain recognized from reduction of the contractual obligation provision was $3.0 million, pretax.

Operating Income

      Operating income increased 145% due primarily to a reduction in special charges (including amounts charged to cost of goods sold) of approximately $39 million, the incremental profit from acquired businesses, and operating efficiencies and productivity gains in connection with streamlining and cost reduction programs.

Other Income/ Expense

      In 2002, investment income declined by $4.6 million versus 2001 due to lower average cash and investment balances and lower average interest rates received on cash and investments. Investment balances were lower in 2002 as excess cash was used to repay commercial paper. Interest expense increased by $2.3 million in 2002 compared to 2001 as a result of higher average debt as long-term debt and commercial paper borrowings increased to fund the LCA and Hawke acquisitions. The weighted-average interest rate applicable to total debt outstanding during 2002 was 5.0%, consistent with 2001. Other income, net, in 2002 was $0.4 million, a decrease of $3.9 million from 2001. Other income, net, in 2001 included $3.6 million of pretax gains recognized on the sale of leveraged lease investments.

Income Taxes

      The Company’s effective tax rate was 14.5% in 2002 compared to 13.4% in 2001. The 2002 rate reflects the impact of a tax benefit of $5.0 million recorded in the second quarter in connection with the settlement of a fully reserved tax issue with the IRS. The Company also recorded a reduction of tax expense of $5.8 million in the fourth quarter 2002 as a result of filing amended Federal income tax returns for the years 1995 through 2000. The filing of amended returns resulted from claims for increased credits for research and development activities. The actual receipt of cash from these claims is not expected to occur until after the IRS has approved the claims. The Company applied a tax rate of 38% to total 2002 special charges of $13.7 million, which was the effective rate for domestic operations where these charges were incurred. Excluding all of these items, the Company’s effective tax rate was 24% for 2002. In 2001, the Company’s effective tax rate was 13.4% as a result of recording the special charge in the fourth quarter, which substantially reduced the percentage of earnings derived from domestic operations, which have comparatively higher tax rates.

Income and Earnings Per Share (Before Cumulative Effect of Accounting Change)

      Income and diluted earnings per share before the cumulative effect of an accounting change in 2002 improved versus 2001 as a result of earnings accretion from acquired businesses and lower special charges in

2002 compared to 2001. The following items affect the comparability of 2002 and 2001 net income and earnings per share before the cumulative effect of an accounting change (after tax, in millions):

	2002	2001

	(Income)/ Expense

Product rationalization costs (included in Cost of goods sold)	$3.3	$8.1
Special charges, net	5.2	27.4
Gain on sale of business	(1.9)	(2.9)
Reduction in tax expense/tax benefit	(10.8)	—
Goodwill amortization	—	6.8

Cumulative Effect of Accounting Change

      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company performed initial impairment tests of the recorded value of goodwill during 2002. As a result of this process, the Company’s High Voltage reporting unit within the Industrial Technology segment was identified as having a book value, including goodwill, which exceeded its fair value. The Company recorded a non-cash charge of $25.4 million, net of tax, or $0.43 per share-diluted to write-down the full value of the reporting unit’s goodwill. This charge was reported as the cumulative effect of an accounting change.

Segment Results

Electrical Segment

	2002	2001

	(In millions)
Net Sales	$1,142.5	$837.7
Operating Income	103.1	54.9
Operating Margin	9.0%	6.6%

      Electrical segment net sales increased 36% primarily as a result of the addition of acquired businesses, with the acquired lighting business having the largest impact. The overall percentage of lighting fixture sales in the segment’s total sales increased from approximately 30% to 50%. Excluding the acquired businesses, Electrical segment sales decreased 12% as a result of lower demand from industrial and non-residential construction markets which negatively affected sales in the wiring device and lighting businesses. Harsh and hazardous sales were essentially the same as the previous year. Partially offsetting these declines was an increase in market share at Raco/ Bell. Segment operating income in 2001 reflected a special charge of $25.0 million, pretax, compared to a special charge of $12.4 million, pretax, in 2002. The segment’s operating profit margin, excluding special charges, improved due to the contribution of the acquired businesses at higher than segment average margins, as well as from productivity improvements at Raco/ Bell, both of which were aided by strong residential market demand in 2002.

Power Segment

	2002	2001

	(In millions)
Net Sales	$325.8	$335.0
Operating Income	32.9	3.1
Operating Margin	10.1%	1.0%

      Power segment net sales declined 3% versus the prior year reflecting lower demand due to ongoing uncertainty surrounding utility markets. Utility customers continued to delay capital investment programs as liquidity concerns, the collapse of energy trading, and the lack of a firm federal energy policy made new utility infrastructure investments difficult. Segment operating income in 2001 reflected a special charge of $21.3 million compared to a special charge of $0.5 million in 2002. Despite lower sales, the 2002 segment operating margin, excluding special charges, improved by three percentage points. This improvement was partly the result of lower costs and productivity improvements associated with completing restructuring actions announced at the end of 2001. The absence in 2002 of charges totaling $6.8 million for a customer bankruptcy and an impairment of manufacturing facility assets in 2001 also contributed to the improvement in segment operating margin.

Industrial Technology Segment

	2002	2001

	(In millions)
Net Sales	$119.5	$139.5
Operating Income (Loss)	2.5	(1.5)
Operating Margin	2.1%	N/A

      Industrial Technology segment net sales declined 14% versus 2001 as a result of weak demand for the test sets produced by the Company’s high voltage test and measurement businesses and reduced spending by customers in steel processing and heavy industrial markets. This decline was partially offset by increased sales of specialty communications products at GAI-Tronics, which manufactures communications systems designed for indoor, outdoor and hazardous environments. Segment operating income in 2001 reflected $6.7 million of special charges compared to $0.8 million of special charges in 2002. Excluding special charges, segment operating margin declined in 2002 as a result of lower volume and inventory write-downs associated with excess inventory due to declining demand and unrecoverable valuations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	December 31,

	2003	2002

	(In millions)
Net cash provided by (used in):
Operating activities	$243.6	$179.4
Investing activities	(5.6)	(237.5)
Financing activities	(57.2)	64.7

Net change in cash and temporary cash investments	$180.8	$6.6

      Cash provided by operating activities in 2003 of $243.6 million increased by $64.2 million compared to 2002. In addition to higher net income, the increase reflects a reduction of net inventories, lower tax payments in the U.S. in 2003, the absence of the 2002 tax settlement with the IRS which resulted in a $16 million payment in 2002, as well as higher accounts payable, higher employee benefit accruals, and a reduction in cash outlays in support of restructuring activities in 2003. Partially offsetting these increases was a higher use of cash to fund accounts receivable due to an increase in sales in the fourth quarter of 2003 versus the fourth quarter of 2002. The Company made cash contributions of approximately $25 million to its domestic, qualified, defined benefit pension plans in both 2003 and 2002. Information regarding the Company’s assumptions with respect to its pension plans is included in Note 8 -Retirement Benefits of the Notes to Consolidated Financial Statements.

      Investing cash flows include capital expenditures of $27.6 million in 2003 and $21.9 million in 2002. Purchases and maturities/sales of investments provided net cash proceeds of $11.0 million in 2003 and net cash proceeds of $44.7 million in 2002. Included in Other, net under cash flows from investing activities are proceeds from the sale of investment properties of $4.2 million and $9.4 million in 2003 and 2002, respectively. Investing cash flows in 2002 also reflect the acquisitions of LCA, Hawke, and the Cooper pole-line hardware business for a total cash outlay of $270.2 million.

      Financing cash flows reflect dividend payments in 2003 and 2002 of $78.4 million and $77.8 million, respectively. Cash generated as a result of stock options exercised in 2003 and 2002 were $26.5 million and $11.5 million, respectively. The Company repurchased $5.3 million of common stock in 2003 under the Company’s stock repurchase program announced in September 2003. Additionally, 2002 financing cash flows reflect the proceeds from the issuance of $200 million of senior notes and $67.7 million of commercial paper repayment.

Investments in the Business

      During 2003, additions to property, plant and equipment were $24.6 million, 12% higher than 2002 primarily due to a full year of capital spending activity in the businesses acquired during 2002.

      In 2003, the Company capitalized $3.0 million (recorded in “Intangible assets and other” in the Consolidated Balance Sheet) and expensed approximately $4.0 million in conjunction with its business information system initiative.

      In 2003, the Company also continued to invest in process improvement through its lean initiatives which resulted in direct incremental costs of approximately $4.0 million. In addition to this amount, the Company estimates that the value of employee participation in these events was at least equal to this cost. The Company’s lean process improvement effort is a long- term initiative for the Company. In 2004, the Company expects to invest a similar amount of time and resources in process improvement initiatives as in 2003.

      During 2002, the Company completed the acquisitions of LCA, Hawke, and a pole-line hardware business. Through December 31, 2002, these acquisitions resulted in cash outflows of approximately $270.0 million with financing coming from additional long-term borrowings and available cash.

      In 2003, the Company’s Board of Directors approved a stock repurchase program. The stock repurchase program replaced and superceded the program announced in December 2000 and authorized the repurchase of up to $60.0 million of the Company’s Class A and Class B common stock. Stock repurchases will be implemented through open market and privately negotiated transactions. The timing of such transactions will depend on a variety of factors, including market conditions. The program is expected to be completed over the next three years. Through December 31, 2003, the Company had used $5.3 million of cash to repurchase common shares.

      Additional information with respect to future investments in the business can be found under “Outlook” within Management’s Discussion and Analysis.

Working Capital

      Working capital increased approximately $79 million, or 23%, in 2003 compared to 2002. The increase was due to increased cash and temporary cash investments. Excluding cash and short-term investments, working capital decreased approximately $86 million primarily as a result of reduced net inventory. Working capital initiatives are in place at all Company locations which emphasize improved inventory management, faster collections of accounts receivable and negotiation of more favorable supplier payment terms. For the two year period ended December 31, 2003, net inventory has been reduced by approximately $113 million, net of the effect on inventories of businesses acquired. Fourth quarter 2003 days of inventory on hand and the number of days sales outstanding in accounts receivable improved by 15 days and 1 day, respectively, compared to the fourth quarter of 2002. In addition, fourth quarter 2003 accounts payable days outstanding increased by 7 days compared with the fourth quarter 2002. Improving working capital efficiency will continue to be a primary area of focus for management.

Capital Structure

      Hubbell’s total capitalization (consisting of total debt and shareholders’ equity) was $1,128.5 million at the end of 2003 compared to $1,042.9 million at the end of 2002.

	2003	2002

	(In millions)
Total Debt	$298.8	$298.7
Total Shareholders’ Equity	829.7	744.2

Total Capitalization	$1,128.5	$1,042.9

Debt to Total Capital	26%	29%

Cash and Investments	$300.9	$131.5
Debt, Net of Cash and Investments	$(2.1)	$167.2

Net Debt to Total Capital	N/A	16%

      As of December 31, 2003, the debt to capital ratio decreased to 26% from 29% as of December 31, 2002. At December 31, 2003, the Company’s cash and investments exceeded total debt. Net debt to total capital as disclosed above is a non-GAAP measure that may not be comparable to definitions used by other companies. Management considers this an important measure of liquidity and credit worthiness of the Company.

      At December 31, 2003 and 2002, the Company’s debt consisted solely of long-term senior notes. These notes are fixed rate indebtedness, with $100 million and $200 million being due in 2005 and 2012, respectively. In April 2002, the Company issued $250 million of commercial paper to fund the purchase of LCA. In May 2002, the Company sold $200 million in senior notes, the proceeds of which were used to partially repay the $250 million of commercial paper. Prior to the issuance of the notes, the Company entered into a forward interest rate lock to hedge its exposure to fluctuations in treasury interest rates, which resulted in a loss of $1.3 million during the second quarter of 2002. This amount was recorded in accumulated other comprehensive income and is being amortized over the life of the notes. During 2002, the Company repaid the remaining outstanding balance of commercial paper using cash provided from operations.

      Borrowings were also available from committed bank credit facilities during the year, although these facilities were not used. The Company has a three-year $200 million credit facility which expires in June 2005. This credit facility serves as a backup to the Company’s commercial paper program. Borrowings under credit agreements generally are available with an interest rate equal to the prime rate or at a spread over the London Interbank Offered Rate (LIBOR). Annual commitment fee requirements to support availability of the credit facility total approximately $0.2 million. The Company’s credit facility includes covenants that the Company’s shareholders’ equity will be greater than $524.6 million and total debt will not exceed $750 million. The Company was in compliance with all debt covenants at December 31, 2003 and 2002.

      Although not the principal source of liquidity for the Company, management believes these facilities are capable of providing significant financing at reasonable rates of interest. However, a significant deterioration in results of operations or cash flows, leading to deterioration in financial condition, could either increase the Company’s future borrowing costs or restrict the Company’s ability to sell commercial paper in the open market. The Company has not entered into any other guarantees, commitments or obligations that could give rise to unexpected cash requirements.

      The Company’s long-term notes are not callable and are only subject to accelerated payment prior to maturity if the Company fails to meet certain non-financial covenants, all of which were met at December 31, 2003 and 2002. The most restrictive of these covenants limits the Company’s ability to enter into mortgages and sale-leasebacks of property having a net book value in excess of $5 million without the approval of the Note holders.

Liquidity

      Management measures the Company’s liquidity on the basis of its ability to meet short-term and long-term operational funding needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, access to bank lines of credit and the Company’s ability to attract long-term capital with satisfactory terms.

      Strong internal cash generation together with currently available cash and investments, available borrowing facilities, and an ability to access credit lines if needed, are expected to be more than sufficient to fund operations, the current rate of dividends, capital expenditures, stock repurchases and any increase in working capital that would be required to accommodate a higher level of business activity. The Company actively seeks to expand by acquisition as well as through the growth of its present businesses. While a significant acquisition may require additional borrowings, the Company believes it would be able to obtain financing based on its favorable historical earnings performance and strong financial position.

Pension Funding Status

      The funded status of the Company’s domestic, qualified, defined benefit pension plans is dependent upon many factors, including future returns on invested pension fund assets and the level of market interest rates. Declines in the value of securities traded in equity markets coupled with declines in long-term interest rates had a negative impact on the funded status of the plans in 2002. Consequently, in each of the years 2002 and 2003 the Company contributed $25 million to its defined benefit pension plans. These contributions, along with favorable increases in the value of equity securities during 2003 have improved the funded status of the plans. As a result, the Company anticipates that it will make a lower contribution to these plans in the range of $10-$30 million in 2004.

     Assumptions

      The following assumptions were used to determine projected pension benefit obligations at the measurement date and the net periodic benefit costs for the year:

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	4.25%	4.25%	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	6.75%	7.25%	6.75%	7.00%
Expected return on plan assets	8.50%	9.00%	N/A	N/A
Rate of compensation increase	4.25%	4.25%	N/A	N/A

      In 2003, the Company estimated the expected long-term rate of return on pension plan assets based on the strategic asset allocation for its plans. In making this determination, the Company utilized expected rates of return for each asset class based upon current market conditions and expected risk premiums for each asset class. A one percentage point plus or minus change in the expected long-term rate of return on pension fund assets would have an impact of approximately $3.3 million on 2004 pretax pension expense. The expected long-term rate of return on pension fund assets is applied to the fair market value of pension fund assets to produce the expected return on fund assets that is included in pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) ultimately affects future pension expense through the amortization of gains (losses).

      At the end of each year, the Company determines the discount rate to be used to calculate the present value of pension plan liabilities. The discount rate is an estimate of the current interest rate at which the pension plan’s liabilities could effectively be settled at the end of the year. In estimating this rate, the

Company looks to rates of return on high-quality, fixed-income investments with maturities that closely match the expected funding period of the Company’s pension liability. An increase of one percentage point in the discount rate would lower 2004 pretax pension expense by approximately $2.2 million. A discount rate decline of one percentage point would result in higher pretax pension expense of approximately $5.7 million.

      The Company’s shareholders’ equity is impacted by a variety of factors, including those items that are not reported in earnings but are reported directly in equity, such as foreign currency translation, minimum pension liability adjustments, unrealized holding gains and losses on available-for-sale securities and cash flow hedging transactions. In 2002, the Company recorded a $12.4 million after-tax charge to equity, reflecting the increase in the additional pension plans minimum liability. In 2003, the Company reversed $8.3 million of the after-tax charge to equity, reflecting a reduction of the additional pension plan minimum liability. See the Consolidated Statement of Changes in Shareholders’ Equity for additional information.

Debt Ratings

      Debt ratings of the Company’s debt securities at December 31, 2003, appear below:

Moody’s
	Standard &	Investor
	Poors	Services	Fitch

Senior Unsecured Debt	A+	A3	A
Commercial Paper	A1	P2	F1

      There was no change in these debt ratings during 2003.

Contractual Obligations

      A summary of the Company’s December 31, 2003 contractual obligations and commitments is as follows (in millions):

		Payments due by period

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Long-term debt obligations	$298.8	$—	$99.9	$—	$198.9
Operating lease obligations	50.0	9.6	12.6	6.0	21.8
Purchase obligations	4.8	4.1	0.4	0.3	—

Total	$353.6	$13.7	$112.9	$6.3	$220.7

      The Company’s purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability. Other long-term liabilities reflected in the Company’s consolidated balance sheet at December 31, 2003 have been excluded from the table above and primarily consist of costs associated with the Company’s retirement benefits. Disclosed in Note 8 — Retirement Benefits in the Notes to Consolidated Financial Statements are payments under the Company’s benefit plans for 2003 and 2002, which amounts management believes are reasonable estimates for future years. Also, as disclosed in Management’s Discussion and Analysis, the Company expects to make a voluntary cash contribution to its defined benefit pension plans in 2004 in the range of $10 - $30 million. These amounts have been excluded from the table above.

Critical Accounting Policies

      Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the Company’s financial statements.

Use of Estimates

      The Company is required to make estimates and judgments in the preparation of its financial statements. These estimates and judgments affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. The Company continually reviews these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in estimates and assumptions used by management could have a significant impact on the Company’s financial results. The Company believes that the following are among its most significant accounting policies. They utilize estimates about the effect of matters that are inherently uncertain and therefore are based on management’s judgment.

Revenue Recognition

      The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and the SEC’s revisions in SEC Staff Accounting Bulletin No. 104. Revenue is recognized when title to goods and risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services rendered and the price is determinable and collectibility reasonably assured. Revenue is typically recognized at time of shipment. Sales are recorded net of estimated product returns, customer rebates and price discounts. Refer also to Credit and Collections below.

Inventory Valuation

      The Company routinely evaluates the carrying value of its inventories to ensure they are carried at the lower of cost or market value. Such evaluation is based on management’s judgment and use of estimates, including sales forecasts, gross margins for particular product groupings, planned dispositions of product lines, technological events and trends and overall industry trends. In addition, the evaluation is based on changes in inventory management practices which may influence the timing of exiting products and method of disposing of excess inventory.

      Excess inventory is generally identified by comparing future expected inventory usage to actual on-hand quantities. Reserves are provided for on-hand inventory in excess of pre-defined usage forecasts. Forecast usage is primarily determined by projecting historical (actual) sales and inventory usage levels forward to future periods. Application of this reserve methodology can have the effect of increasing reserves during periods of declining demand and, conversely, reducing reserve requirements during periods of accelerating demand. This reserve methodology is applied based upon a current stratification of inventory, whether by commodity type, product family, part number, stock keeping unit, etc. As a result of its lean process improvement initiatives, the Company will continue to develop improved information concerning demand patterns for inventory consumption. This improved information is introduced into the excess inventory reserve calculation as it becomes available and may impact required levels of reserves.

Credit and Collections

      The Company maintains allowances for doubtful accounts receivable in order to reflect the potential uncollectibility of receivables related to purchases of products on open credit. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make required payments, the Company may be required to record additional allowances for doubtful accounts. Further, certain of the Company’s businesses account for significant volumes of customer deductions and debits, as is customary in electrical products markets. These deductions primarily relate to pricing, quantity of shipment, item shipped and, in certain situations, product quality. This requires management to estimate at the time of sale the value of shipments that should not be recorded as revenue equal to the amount which is not expected to be collected in cash from customers. Management primarily relies upon historical trends to estimate these amounts at the time of shipment.

Employee Benefits Costs and Funding

      The Company sponsors domestic and foreign defined benefit pension and defined contribution and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on the pension fund assets, rate of increase in employee compensation levels and health care cost increase projections. These assumptions are determined based on company data and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. Further discussion on the assumptions used in 2003 and 2004 are included in Note 8 — Retirement Benefits in the

Notes to Consolidated Financial Statements and in “Liquidity” within Management’s Discussion and Analysis.

Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

      At December 31, 2003 and 2002, the Company had net deferred tax assets of $26.0 million and $43.1 million, respectively. At December 31, 2003 and December 31, 2002, management determined that valuation allowances of $4.9 million and $4.0 million, respectively, were required for tax operating loss carryforward benefits of certain international locations because it is more likely than not that some or all of the deferred tax asset will not be realized in the future. The factors used to assess the likelihood of realization of deferred tax assets are the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income can affect the ultimate realization of net deferred tax assets.

      In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The IRS and other tax authorities routinely review the Company’s tax returns. These audits can involve complex issues, which may require an extended period of time to resolve. The impact of these examinations on the Company’s liability for income taxes cannot be presently determined. In management’s opinion, adequate provision has been made for potential adjustments arising from these examinations.

Contingent Liabilities

      The Company is subject to proceedings, lawsuits, and other claims or uncertainties related to environmental, legal, product and other matters. The Company routinely assesses the likelihood of an adverse judgment or outcome to these matters, as well as the range of potential losses. A determination of the reserves required, if any, is made after careful analysis, including consultations with outside advisors, where applicable. The required reserves may change in the future due to new developments.

Valuation of Long-Lived Assets

      The Company’s long-lived assets include land, buildings, equipment, molds and dies, purchased software, goodwill and other intangible assets. Long-lived assets, other than goodwill and indefinite-lived intangibles, are depreciated over their estimated useful lives. Management reviews depreciable long-lived assets for impairment to assess recoverability from future operations using undiscounted cash flows. For these assets, no impairment charges were recorded in 2002 or 2003, except for certain lighting assets affected by the integration of the LCA companies, as discussed under “Special Charges” within Management’s Discussion and Analysis.

      Goodwill and indefinite-lived intangible assets are reviewed annually for impairment unless circumstances dictate the need for more frequent assessment under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. The identification and measurement of impairment of goodwill involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about discounted expected future cash flows. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized from newly acquired entities. The identification and measurement of impairment of indefinite-lived intangible assets involves testing which compares carrying values of assets to the estimated fair values of assets. When appropriate, the carrying value of assets will be reduced to estimated fair values. An impairment charge of $25.4 million related to goodwill was recorded in 2002 as the cumulative effect of an accounting change and charged against income. Refer to “Cumulative Effect of Accounting Change” within Management’s Discussion and Analysis.

Recently Issued Accounting Standards

      In January 2003, Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” was issued. FIN No. 46 provides guidance on consolidating variable interest entities. The guidelines of the interpretation will become applicable for the Company in its first quarter 2004 financial statements for variable interest entities that are not special purpose entities as defined. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specific characteristics. In December 2003, the FASB published a revision to FIN No. 46 (“FIN46R”) to clarify some of the provisions of the interpretation and defer the effective date of implementation for certain entities. Under the guidance of FIN46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company does not currently anticipate any accounting or disclosure requirements under the provisions of these interpretations.

Forward-Looking Statements

      Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report and in the Annual Report attached hereto, which does not constitute part of this Form 10-K, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about capital resources, performance and results of operations and are based on the Company’s reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in operating results, anticipated market conditions, and economic recovery are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “could”, “may”, “subject to”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, and “scheduled”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward looking statements. Such forward-looking statements involve numerous assumptions, known and unknown risks, uncertainties and other such factors, that could cause actual and future performance or achievements of the Company to be materially different or incorrect from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to:

•	Projections of cost savings.

•	Net cash expenditures and timing of actions in connection with the lighting integration.

•	Cash expenditures and timing of actions in connection with the Company’s enterprise wide business system.

•	Expected levels of operating cash flow and uses of cash.

•	General economic and business conditions in particular industries or markets.

•	Tax rate forecasts.

•	Expected benefits of process improvements and other lean initiatives.

•	Anticipated operating margin improvements.

•	The outcome of environmental or legal contingencies.

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Future levels of indebtedness and capital spending.

•	Anticipated future contributions and assumptions with respect to pensions.

•	Unexpected costs or charges, certain of which might be outside the control of the Company.

•	Anticipated future global product sourcing levels.

•	Competition.

•	Ability to carry out future acquisitions in the Company’s core businesses.

•	Future repurchases of common stock under the Company’s common stock repurchase program.

•	Ability to continue business relationships with major customers.

•	Adverse changes in foreign currency exchange rates or raw material commodity prices.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      In the operation of its business, the Company has various exposures to areas of risk related to factors within and outside the control of management. Significant areas of risk and the Company’s strategies to manage the exposure are discussed below.

      The Company manufactures its products in the United States, Canada, Switzerland, Puerto Rico, Mexico, Italy, and the United Kingdom and sells products in those markets as well as through sales offices in Singapore, The Peoples Republic of China, Mexico, Hong Kong, South Korea and the Middle East. International shipments from non-U.S. subsidiaries were 10% of the Company’s total net sales in 2003, 10% in 2002 and 11% in 2001. The Canadian market represents 45%, United Kingdom 32%, Mexico 10%, Switzerland 10% and all other areas 3% of total 2003 international sales. As such, the Company’s operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company sells its products. To manage this exposure, the Company closely monitors the working capital requirements of its international units and to the extent possible maintains their monetary assets in U.S. dollar instruments. The Company does not actively hedge its foreign currency translation risk.

      The Company sources approximately 12% of the total value of its cost of goods sold from unaffiliated suppliers located outside the United States, primarily in China, other Asian countries and Mexico. The Company is actively seeking to expand this activity. Foreign sourcing of products may result in unexpected fluctuations in product cost or increased risk of business interruption due to lack of product or component availability due to any one of the following:

•	Political or economic uncertainty in the source country

•	Fluctuations in the rate of exchange between the U.S. dollar and the currencies of the source countries

•	Increased logistical complexity including supply chain interruption or delay, port of departure or entry disruption, overall time to market, and;

•	Loss of proprietary information

      The Company has developed plans that address some of these risks. Such actions include careful selection of products to be outsourced and the suppliers selected; ensuring multiple sources of supply; limiting concentrations of activity by port, broker, freight forwarder, etc, and; maintaining control over operations, technologies and manufacturing deemed to provide competitive advantage.

      Raw materials used in the manufacture of the Company’s products include steel, brass, copper, aluminum, bronze, plastics, phenols, zinc, elastomers and petrochemicals as well as purchased electrical and electronic components. The Company’s financial results could be affected by the availability and changes in prices of these materials and components. The Company closely monitors its raw material and purchased component requirements and utilizes multiple suppliers where possible. The Company is not materially dependent upon any single material or supplier and does not actively hedge or use derivative instruments in the management of its inventories.

      The financial results of the Company are subject to interest rate fluctuations to the extent that there is a difference between the amount of the Company’s interest-earning assets and the amount of interest-bearing liabilities. The principal objective of the Company’s investment management activities is to maximize net investment income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company. As part of its investment management strategy, the Company may use derivative financial products such as interest rate hedges and interest rate swaps. Refer to further discussion under “Capital Structure” within Management’s Discussion and Analysis. There were no material derivative transactions in 2003.

      The Company from time to time or when required, issues commercial paper, which exposes the Company to changes in interest rates. The Company’s cash position includes amounts denominated in foreign currencies. The Company manages its worldwide cash requirements by considering available funds held by its subsidiaries and the cost effectiveness with which these funds can be accessed.

      The Company continually evaluates risk retention and insurance levels for product liability, property damage and other potential exposures to risk. The Company devotes significant effort to maintaining and improving safety and internal control programs, which are intended to reduce its exposure to certain risks. Management determines the level of insurance coverage and the likelihood of a loss and believes that the current levels of risk retention are consistent with those of comparable companies in the industries in which the Company operates. There can be no assurance that the Company will not incur losses beyond the limits of its insurance. However, the Company’s liquidity, financial position and profitability are not expected to be materially affected by the levels of risk retention that the Company accepts.

      The following table presents cost information related to interest risk sensitive instruments by maturity at December 31, 2003 (dollars in millions):

								Fair Value
	2004	2005	2006	2007	2008	Thereafter	Total	12/31/03

Assets
Available-for-sale Investments	$8.8	$11.9	$8.8	$3.5	$6.6	$0.7	$40.3	$40.7
Avg. Interest Rate	1.54%	2.45%	3.56%	4.05%	3.43%	3.66%
Held-to-maturity Investments	$—	$17.6	$21.8	$—	$—	$—	$39.4	$41.5
Avg. Interest Rate		4.30%	4.35%
Liabilities
Long-Term Debt	$—	$(99.9)	$—	$—	$—	$(198.9)	$(298.8)	$(331.0)
Avg. Interest Rate		6.63%				6.38%	6.46%

      The Company uses derivative financial instruments only if they are matched with a specific asset, liability, or proposed future transaction. The Company does not speculate or use leverage when trading a financial derivative product.

Item 8.     Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Form 10-K for
2003, Page:

Report on Management’s Responsibility	35
Financial Statements
Report of Independent Auditors	37
Consolidated Statement of Income for the three years ended December 31, 2003	38
Consolidated Balance Sheet at December 31, 2003 and 2002	39
Consolidated Statement of Cash Flows for the three years ended December 31, 2003	40
Consolidated Statement of Changes in Shareholders’ Equity for the three years ended December 31, 2003	41
Notes to Consolidated Financial Statements	42
Financial Statement Schedule
Report of Independent Auditors on Financial Statement Schedule	77
Valuation and Qualifying Accounts and Reserves (Schedule II)	78

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT ON MANAGEMENT’S RESPONSIBILITY

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

      Our internal controls are designed to ensure that assets are safeguarded, transactions are executed according to management authorization and that our financial systems and records can be relied upon for preparing our financial statements and related disclosures. Our system of internal controls includes continuous review of our financial policies and procedures to ensure accounting and regulatory issues have been appropriately addressed, recorded and disclosed. We execute periodic on-site accounting control and compliance reviews in each of our businesses to ensure policies and procedures are being followed. Our internal auditors test the adequacy of internal controls and compliance with policies, as well as perform a number of financial audits across the businesses throughout the year. The independent auditors perform audits of our financial statements, in which they examine evidence supporting the amounts and disclosures in our financial statements, and also consider our system of internal controls and procedures in planning and performing their audits. Their report appears on page 37.

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

      Our Board of Directors normally meet five times per year to provide oversight, to review corporate strategies and operations, and to assess management’s conduct of the business. The Audit Committee of our Board of Directors (which normally meets eight times per year) is comprised of four individuals who are “independent” under the current New York Stock Exchange listing standards and regulations adopted by the SEC under the federal securities laws. The Audit Committee is responsible for the appointment of the independent auditors and oversight of the audit work performed by the independent auditors, as well as overseeing our financial reporting practices and internal control systems. The Audit Committee meets regularly with our internal auditors and independent auditors, as well as management. Both the internal auditors and independent auditors have full, unlimited access to the Audit Committee.

      Management is responsible for implementing and maintaining adequate systems of internal and disclosure controls and procedures and for monitoring their effectiveness. We strive to recruit, train and retain high quality people to ensure that our controls are designed, implemented and maintained in a high-quality, reliable manner. We have evaluated the Company’s systems of internal and disclosure controls and procedures as of December 31, 2003. Based on that evaluation, management believes the internal accounting controls provide reasonable assurance that the Company’s assets are safeguarded, transactions are executed in accordance with management’s authorizations, and the financial records are reliable for the purpose of preparing financial statements.

Timothy H. Powers President & Chief Executive Officer	William T. Tolley Senior Vice President & Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Hubbell Incorporated:

      In our opinion, the consolidated financial statements listed in the index on page 34 present fairly, in all material respects, the financial position of Hubbell Incorporated and Subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 in the Notes to Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” in 2002.

Stamford, Connecticut

February 18, 2004

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Years Ended December 31

	2003	2002	2001

	(In millions except
	per share amounts)
Net sales	$1,770.7	$1,587.8	$1,312.2
Cost of goods sold	1,289.2	1,178.7	998.2

Gross profit	481.5	409.1	314.0
Selling & administrative expenses	303.9	265.3	222.2
Special charges, net	5.7	8.3	40.0
Gain on sale of business	—	(3.0)	(4.7)

Operating income	171.9	138.5	56.5

Other income (expense):
Investment income	3.7	5.9	10.5
Interest expense	(20.6)	(17.8)	(15.5)
Other income, net	0.5	0.4	4.3

Total other income (expense)	(16.4)	(11.5)	(0.7)

Income before income taxes and cumulative effect of accounting change	155.5	127.0	55.8
Provision for income taxes	40.4	18.4	7.5

Income before cumulative effect of accounting change	115.1	108.6	48.3
Cumulative effect of accounting change, net of tax	—	(25.4)	—

Net income	$115.1	$83.2	$48.3

Earnings per share — Basic
Before cumulative effect of accounting change	$1.93	$1.83	$0.83

After cumulative effect of accounting change	$1.93	$1.40	$0.83

Earnings per share — Diluted
Before cumulative effect of accounting change	$1.91	$1.81	$0.82

After cumulative effect of accounting change	$1.91	$1.38	$0.82

Average number of shares outstanding — Diluted	60.1	59.7	58.9

Cash dividends per common share	$1.32	$1.32	$1.32

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	At December 31,

	2003	2002

	(Dollars in millions)
ASSETS
Current Assets
Cash and temporary cash investments	$220.8	$40.0
Short-term investments	—	15.0
Accounts receivable less allowances of $11.6 in 2003 and $12.3 in 2002.	227.1	221.2
Inventories	207.9	258.0
Deferred taxes and other	53.5	62.1

Total current assets	709.3	596.3

Property, Plant, and Equipment, at cost
Land	26.1	26.4
Buildings	176.3	176.3
Machinery and equipment	515.8	509.7

Gross property, plant and equipment	718.2	712.4
Less accumulated depreciation	(422.4)	(391.8)

Net property, plant and equipment	295.8	320.6

Other Assets
Investments	80.1	76.5
Goodwill	322.7	314.6
Intangible assets and other	91.5	102.3

Total other assets	494.3	493.4

	$1,499.4	$1,410.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$—
Accounts payable	103.6	86.2
Accrued salaries, wages and employee benefits	51.1	39.8
Accrued income taxes	34.9	25.5
Dividends payable	19.9	19.5
Other accrued liabilities	78.9	83.7

Total current liabilities	288.4	254.7

Long-Term Debt	298.8	298.7

Other Non-Current Liabilities	82.5	112.7

Commitments and Contingencies
Common Shareholders’ Equity
Common Stock, par value $.01
Class A — authorized 50,000,000 shares, outstanding 9,490,069 and 9,671,623 shares	0.1	0.1
Class B — authorized 150,000,000 shares, outstanding 50,788,635 and 49,569,534 shares	0.5	0.5
Additional paid-in capital	249.7	220.6
Retained earnings	590.1	553.7
Accumulated other comprehensive loss	(10.7)	(30.7)

Total common shareholders’ equity	829.7	744.2

	$1,499.4	$1,410.3

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$115.1	$83.2	$48.3
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	25.4	—
Gain on sale of business	—	(3.0)	(4.7)
Gain on sale of assets	—	—	(4.7)
Depreciation and amortization	52.6	49.8	53.0
Deferred income taxes	12.4	0.3	(16.6)
Expenditures-streamlining and special charges	(6.4)	(13.2)	(8.4)
Special charges	—	8.3	35.6
Changes in assets and liabilities, net of the effects of business acquisitions/ dispositions:
(Increase) Decrease in accounts receivable	(5.8)	20.6	43.8
Decrease in inventories	52.9	68.3	58.5
(Increase) Decrease in other current assets	(1.4)	(13.3)	10.0
Increase (Decrease) in current liabilities	38.2	(22.9)	(20.7)
Contribution to domestic, qualified, defined benefit pension plans	(25.0)	(25.0)	(4.5)
Decrease in other, net	11.0	0.9	9.7

Net cash provided by operating activities	243.6	179.4	199.3

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	—	(270.2)	(13.7)
Proceeds from disposition of assets	1.4	2.1	13.0
Capital expenditures	(27.6)	(21.9)	(28.6)
Purchases of available-for-sale investments	(56.3)	(38.1)	(6.5)
Proceeds from sale of available-for-sale investments	52.1	38.3	5.8
Purchases of held-to-maturity investments	(15.0)	(15.0)	(98.6)
Proceeds from maturities/sales of held-to-maturity investments	30.2	59.5	156.6
Other, net	9.6	7.8	4.6

Net cash provided by (used in) investing activities	(5.6)	(237.5)	32.6

Cash Flows From Financing Activities
Commercial paper and notes — borrowing (repayment)	—	(67.7)	(191.8)
Issuance of long term debt	—	198.7	—
Payment of dividends	(78.4)	(77.8)	(77.4)
Acquisition of treasury shares	(5.3)	—	(9.9)
Proceeds from exercise of stock options	26.5	11.5	5.8

Net cash provided by (used in) financing activities	(57.2)	64.7	(273.3)

Increase (decrease) in cash and temporary cash investments	180.8	6.6	(41.4)
Cash and temporary cash investments
Beginning of year	40.0	33.4	74.8

End of year	$220.8	$40.0	$33.4

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Years Ended December 31, 2003 (in millions except per share amounts)

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (loss)	Equity

Balance at December 31, 2000	$0.1	$0.5	$211.0	$577.4	$(19.5)	$769.5

Net income				$48.3		$48.3
Translation adjustments					$0.2	0.2
Exercise of stock options			$5.8			5.8
Acquisition of treasury shares			(9.9)			(9.9)
Cash dividends declared ($1.32 per share)				(77.4)		(77.4)

Balance at December 31, 2001	$0.1	$0.5	$206.9	$548.3	$(19.3)	$736.5

Net income				$83.2		$83.2
Minimum pension liability adjustment, net of income tax benefits of $7.6					$(12.4)	(12.4)
Translation adjustments					1.7	1.7
Unrealized gain (loss) on investments, net of tax					0.5	0.5
Exercise of stock options, including tax benefit of $2.2			$13.7			13.7
Cash dividends declared ($1.32 per share)				(77.8)		(77.8)
Cash flow hedging loss, net of reclassification adjustment in accordance with SFAS 133					(1.2)	(1.2)

Balance at December 31, 2002	$0.1	$0.5	$220.6	$553.7	$(30.7)	$744.2

Net income				$115.1		$115.1
Minimum pension liability adjustment, net of related tax effect of $5.2					$8.3	8.3
Translation adjustments					11.8	11.8
Unrealized gain (loss) on investments, net of tax					(0.2)	(0.2)
Exercise of stock options, including tax benefit of $7.9			$34.4			34.4
Acquisition of treasury shares			(5.3)			(5.3)
Cash dividends declared ($1.32 per share)				(78.7)		(78.7)
Amortization of cash flow hedging loss, in accordance with SFAS 133.					0.1	0.1

Balance at December 31, 2003	$0.1	$0.5	$249.7	$590.1	$(10.7)	$829.7

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

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures, if any, of contingent assets and liabilities at the date of the financial statements. Similarly, estimates and assumptions are required for the reporting of revenues and expenses. Actual results could differ from the estimates that are used.

Revenue Recognition

      Revenue is recognized when title to the goods sold and the risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services rendered, the price is determinable and collectibility reasonably assured. Revenue is typically recognized at time of shipment as the Company’s shipping terms are FOB shipping point. Sales are recorded net of estimated product returns, customer rebates and price discounts which are based on experience and recorded in the period in which the sale is recorded. The Company recognizes less than one-percent of total annual consolidated net revenue from post shipment obligations and service contracts, primarily within the Industrial Technology segment. Revenue is recognized under these contracts when the service is completed and all conditions of sale have been met.

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

Cash and Temporary Cash Investments

      Temporary cash investments consist of liquid investments with original maturities of three months or less. The carrying value of cash and temporary cash investments approximates fair value because of their short maturities.

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

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventories

      Inventories are stated at the lower of cost or market value. The cost of substantially all domestic inventories, (83% of total net inventory value), is determined utilizing the last-in, first-out (LIFO) method of inventory accounting. The cost of foreign inventories and certain domestic inventories is determined utilizing the first-in, first-out (FIFO) method of inventory accounting.

Property, Plant, and Equipment

      Property, plant, and equipment values are stated at cost. Property, plant and equipment placed in service prior to January 1, 1999 are depreciated over their estimated useful lives, principally using accelerated methods. Assets placed in service subsequent to January 1, 1999 are depreciated over their estimated useful lives, using straight-line methods.

Goodwill and Other Intangible Assets

      Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations completed after June 30, 2001. In accordance with these standards, goodwill acquired after June 30, 2001 is not amortized.

      As of January 1, 2002, the Company adopted the remaining provisions of SFAS No. 141 and SFAS No. 142 and stopped recording amortization on all goodwill. These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill, and describe the accounting for intangible assets and goodwill subsequent to initial recognition. Under the provisions of these standards, intangible assets deemed to have indefinite lives and goodwill are no longer subject to amortization. All other intangible assets are to be amortized over their estimated useful lives. Indefinite-lived intangible assets and goodwill are subject to annual impairment testing using the specific guidance and criteria described in the standards. This testing compares carrying values to estimated fair values and when appropriate, the carrying value of these assets will be reduced to estimated fair value. In the second quarter of 2003, the Company performed its annual impairment testing of goodwill and indefinite-lived intangible assets. This testing resulted in implied fair values for each reporting unit which exceeded the reporting unit’s carrying value, including goodwill. Similarly, there were no impairments of indefinite-lived intangible assets. The Company’s policy is to perform its annual impairment assessment in the second quarter of each year, unless circumstances dictate the need for more frequent assessments.

Other Long-Lived Assets

      The Company evaluates the potential impairment of other long-lived assets when appropriate. If the carrying value of assets exceeds the sum of the estimated future undiscounted cash flows, the carrying value of the asset is written down to estimated fair value. The Company continually evaluates estimated values of long-lived assets to determine whether events or circumstances warrant revised estimates of useful lives.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Income Taxes

      Deferred income taxes are recognized for the tax consequence of differences between financial statement carrying amounts and tax basis of assets and liabilities by applying the currently enacted statutory tax rates in accordance with SFAS No. 109. The effect of a change in statutory tax rates is recognized in income in the period that includes the enactment date. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Research, Development & Engineering

      Research, development and engineering expenditures represent costs to discover and/or apply new knowledge in developing a new product, process, or in bringing about a significant improvement to an existing product or process. Research, development and engineering expenses are recorded as a component of Cost of goods sold. Expenses for research, development and engineering were $6.3 million in 2003, $7.1 million in 2002 and $5.9 million in 2001. The decrease in expenses in 2003 is attributable to the discontinuance of the entertainment lighting product offering in 2003.

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

Earnings Per Share

      Earnings per share are based on reported net income and the weighted average number of shares of common stock outstanding (basic) and the weighted average total of common stock outstanding and common stock equivalents (diluted).

Stock-Based Compensation

      Effective December 2002, the Company adopted the disclosure provisions as outlined in SFAS No. 148 “Accounting for Stock Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123”. SFAS No. 123 -“Accounting for Stock-Based Compensation” permits, but does not require, a fair value based method of accounting for employee stock option and performance plans which results in compensation expense being recognized in the results of operations when awards are granted. The Company continues to use the current intrinsic value based method of accounting for such plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees,” where compensation expense is measured as the excess, if any, of the quoted market price of the Company’s stock at the measurement date over the exercise price.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for stock options (in millions):

	Year Ended December 31

	2003	2002	2001

Net income, as reported	$115.1	$83.2	$48.3
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(5.8)	(3.9)	(3.7)

Pro forma net income	$109.3	$79.3	$44.6

Earnings per share after cumulative effect of accounting change:
Basic — as reported	$1.93	$1.40	$0.83

Basic — pro forma	$1.84	$1.34	$0.76

Diluted — as reported	$1.91	$1.38	$0.82

Diluted — pro forma	$1.82	$1.33	$0.76

      The following table summarizes the assumptions used in applying the Black-Scholes option pricing model in the above pro-forma disclosure:

			Risk		Weighted Avg.
			Free		Grant Date
	Dividend	Expected	Interest	Expected	Fair Value
	Yield	Volatility	Rate	Option Term	of 1 Option

2003	3.0%	23.9%	3.9%	7 Years	$9.60
2002	3.8%	23.4%	3.5%	7 Years	$6.48
2001	4.5%	23.0%	5.1%	7 Years	$5.01

Comprehensive Income

      Comprehensive income is a measure of net income and all other changes in shareholders’ equity of the Company that result from recognized transactions and other events of the period other than transactions with shareholders. See also Note 16 — Accumulated Other Comprehensive Income in the Notes to Consolidated Financial Statements.

Derivatives

      To limit financial risk in the management of its assets, liabilities and debt, the Company may use derivative financial instruments such as: foreign currency hedges, commodity hedges, interest rate hedges and interest rate swaps. Any derivative financial instruments are matched with an existing Company asset, liability or proposed transaction. Market value gains or losses on the derivative financial instrument are recognized in income when the effects of the related price changes of the related asset or liability are recognized in income. Prior to the issuance of the senior notes in 2002, the Company entered into a forward interest rate lock to hedge its exposure to fluctuations in treasury rates, which resulted in a loss of approximately $1.3 million. This amount was recorded in accumulated other comprehensive income within shareholders’ equity and is being amortized over the life of the notes. There were no other material derivative transactions, individually or in total for the three years ended December 31, 2003.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Special and Non-Recurring Charges

Special Charges — 2003

      Full year operating results in 2003 include pretax special charges of $8.1 million. All of the 2003 charge relates to actions approved following the acquisition of LCA (see also Note 3 — Business Combinations) which were intended to integrate and rationalize the combined lighting operations of the Company within the Electrical segment.

      In accordance with applicable accounting rules, $2.4 million of the total lighting integration charge was recorded in Cost of goods sold related to product line inventory write-downs.

      Lighting integration charges of $8.1 million recognized in 2003 related to the following actions:

•	Discontinuance of entertainment lighting product offering — ($4.6 million)

In the 2003 second quarter, the Company recorded a pretax charge of $4.6 million to discontinue its entertainment lighting product offering. The largest component of the charge was a provision of $1.8 million against inventory related to the product line of which a majority was scrapped by December 31, 2003. This portion of the cost was recorded in Cost of goods sold. The remaining $2.8 million of costs related to this action were recorded in Special charges, net, and are comprised of $1.5 million of contract cancellation costs, $1.0 million of asset impairments and $0.3 million of exit costs. All of these amounts were spent as of December 31, 2003, as follows (in millions):

		Asset
	Employee	Write-	Exit
	Benefits	Downs	Costs	Total

2003 accrual	$—	$2.8	$1.8	$4.6
Inventory write-downs	—	(1.8)	—	(1.8)
Other non-cash write-downs	—	(1.0)	(0.3)	(1.3)
Cash expenditures	—	—	(1.5)	(1.5)

Accrual balance at December 31, 2003	$—	$—	$—	$—

•	Facility Exit, Relocation and Integration Costs — ($3.3 million, net)

Costs associated with the following actions initiated as part of the December 2002 program were recognized in 2003:

•	Relocate San Leandro, CA office

•	Close Martin, TN manufacturing facility

•	Consolidate warehouses

•	Rationalize product offerings

•	Convert information systems

•	Consolidate sale force management

Throughout 2003, approximately $5.9 million of costs were recognized in the Consolidated Statement of Income related to these lighting integration projects initiated in 2002. This amount is comprised of $5.3 million of expenses recorded in Special charges, net, and $0.6 million of inventory write-downs included in Cost of goods sold. These costs were not accrued when the actions were approved in 2002 primarily because the nature of the expense would provide a benefit to the ongoing lighting operations and, accordingly, were expensed only when incurred in accordance with accounting principles generally accepted in the United States of America. The amounts recorded as Special charges, net, primarily relate to facility exit and relocation expenses of $2.1 million, asset write-downs of $0.8 million,

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

new employee hiring and training costs of $0.7 million, employee recruiting and relocation expenses of $0.7 million, business systems consolidation costs of $0.5 million and other costs of $0.5 million. Also in 2003, income of approximately $2.6 million was recorded as an offset to these special charges related to recovery upon sale of the carrying value of assets sold in 2003 that were written-down in 2002. The income associated with fixed asset recoveries occurred in connection with the closure of the Martin, TN facility, which was disposed of by sale in the fourth quarter of 2003.

•	Outdoor Architectural business unit reorganization — ($0.2 million)

Severance costs of $0.2 million were incurred in the fourth quarter of 2003 to rationalize the architectural outdoor product offering and reduce the workforce by 33 people or 4% of the total employment associated with this product line. All employees had left the Company by December 31, 2003.

     Special Charges — 2002

      Full year operating results in 2002 included pretax special charges of $13.7 million. These costs consisted of $5.4 million of product line inventory write-downs recorded in Cost of goods sold and $8.3 million of other costs recorded as a special charge. In total, $10.3 million of the charge related to costs to integrate the acquired lighting businesses. In addition, $3.4 million resulted from charges recognized in 2002 related to actions approved in the 2001 streamlining program. The 2002 special charge was comprised of the following:

           Lighting Integration — Product Line Inventory Rationalization — ($5.4 million)

This program followed management’s decision to streamline its product offering and rationalize overlapping product lines between Hubbell’s existing lighting business and the acquired lighting businesses. The cost of this program represented the write-down of the carrying value of inventory to salvage value and is included in Cost of goods sold in the Consolidated Statement of Income. This rationalization of product is intended to facilitate improvements in manufacturing efficiencies and reduce working capital needs and does not represent the discontinuance of any major product line. Through December 31, 2003, approximately 90% of this inventory has been scrapped. Product lines affected by this action included the Company’s commercial fluorescent, recessed, track, and life safety products. The majority of the inventory disposed relates to product of the Company’s pre-existing outdoor and industrial lighting operations, which brands will no longer be offered for sale.

           Lighting Integration — Special Charge — ($4.9 million)

The 2002 special charge provided for costs associated with the integration and reorganization of the lighting businesses. Specific actions undertaken, all within the Electrical segment, included the following:

•	Relocate San Leandro, CA office

•	Close Martin, TN manufacturing facility

•	Consolidate warehouses

•	Rationalize product lines

In total, $4.9 million of special charges were recognized in the 2002 fourth quarter related to severance ($1.8 million), asset write-downs ($2.4 million) and exit costs ($0.7 million).

A facility in Martin, TN was closed and the carrying cost of this facility was reduced to estimated realizable value. The asset write-offs include special charges related to this facility. The realizable value of equipment to be disposed was originally estimated to be nominal as the majority of the equipment was (A) proprietary, which would only be of value to competitors and which will not be sold; (B) designed

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specifically for the Company’s factories and therefore has limited or no marketability; or (C) equipment which the Company planned to scrap.

Employee benefit costs included estimated severance benefits for approximately 222 employees, all of whom left the Company by December 31, 2003. Exit costs included warehouse lease termination costs and postproduction maintenance and facility restoration costs associated with facilities to be closed, and the cost incurred in 2002 for moving equipment.

In addition to the $10.3 million of lighting integration special charges discussed above, an additional $2.0 million of costs related to integration activities affecting acquired LCA operations was accrued in the purchase accounting for the LCA acquisition. These costs were primarily severance and employee relocation accruals ($1.7 million) in connection with the closure of the San Leandro, CA office. Separation benefits were provided for approximately 64 employees, all of whom left the Company by December 31, 2003.

All amounts provided have been spent as follows:

	Employee	Asset	Exit
	Benefits	Write-downs	Costs	Total

2002 lighting integration costs	$3.5	$7.8	$1.0	$12.3
Inventory write-downs	—	(5.4)	—	(5.4)
Other non-cash write-downs	—	(2.4)	—	(2.4)
Cash expenditures	(0.4)	—	(0.3)	(0.7)

Accrual balance at December 31, 2002	3.1	—	0.7	3.8
Cash expenditures	(3.1)	—	(0.7)	(3.8)

Accrual balance at December 31, 2003	$—	$—	$—	$—

Through December 31, 2003, approximately $20.4 million has either been accrued in the LCA acquisition purchase accounting or charged to expense in connection with the lighting integration program. Substantially all actions contemplated by these charges were completed by December 31, 2003. Cash expenditures for actions recorded to date under the program have been approximately $9.9 million for severance and other costs of facility closings and contract terminations, net of asset disposal proceeds of $2.5 million.

     2001 Streamlining Program — Special Charges — ($3.4 million)

The 2002 special charge included $3.4 million of costs related to the streamlining and cost reduction program (the “Plan”) announced at the end of 2001. The Plan was comprised of a variety of individual program costs associated with actions undertaken to reduce the productive capacity of the Company and realign employment levels to better match with lower actual and forecast rates of incoming business. In total, the Plan required a cumulative pretax charge to profit and loss of $52.0 million consisting of the 2002 special charge of $3.4 million and $48.6 million of charges recognized in 2001. The 2002 special charge of $3.4 million is net of $0.9 million of income resulting from a reversal of costs accrued at the end of 2001 This income primarily resulted from excess severance accruals in the Power and Electrical segments as a result of natural attrition.

Special charges in 2002 related to the Plan primarily included the following:

•	Severance costs of $1.2 million related to the closure of the Louisiana, MO manufacturing facility in the Electrical segment. This plan affected 53 employees, all of whom left the Company by June 30, 2003.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Other severance costs of $0.6 million related to employee reduction actions, which were announced and paid in 2002 in the Electrical segment.

•	Employee relocation and other exit costs of approximately $1.6 million incurred in connection with manufacturing and office facility closures announced at the end of 2001 (Electrical segment $0.3 million, Power segment $0.5 million, Industrial Technology segment $0.8 million).

     Special Charges — 2001

      Full year operating results in 2001 included pretax special charges of $56.3 million offset by a $3.3 million reduction in the streamlining program accrual established in 1997. These net costs, which were recorded in the fourth quarter 2001, totaled $53.0 million ($35.5 million net of tax), of which $40 million was reported as a special charge and $13 million was included in Cost of goods sold. The total cost consisted of the following (in millions):

(Income)/Expense
2001 streamlining and cost reduction plan	$48.6
Reversal: Excess 1997 streamlining cost accruals	(3.3)
2001 non-recurring charges	7.7

Total	$53.0

      A breakdown of the major streamlining and cost reduction programs specified in the Plan and their attendant 2001 cost of $48.6 million is as follows:

•	Capacity reduction and other impairment charges ($22.6 million expensed in 2001), included charges related to facility rationalizations and other capacity reduction actions:

Facility rationalization reflected management’s decision to permanently reduce the manufacturing space occupied by the Company and consolidate and eliminate office space in each segment. 2001 charges covered costs to close six manufacturing facilities representing approximately 600,000 square feet. In addition, three offices totaling approximately 100,000 square feet. were eliminated through consolidation. In all cases, the closed facilities were consolidated into existing Company facilities. All consolidation actions were completed by December 31, 2002. Specific actions undertaken by segment were as follows:

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

4. Bayamon, PR — closure of leased manufacturing facility

               Industrial Technology Segment

5. Dietikon, Switzerland — closure of leased manufacturing facility

6. Millerton, NY — closure and sale of manufacturing facility

7. Madison, OH — closure and sale of office space

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Workforce reductions ($10.3 million expensed in 2001) — the Plan contemplated a 9% reduction (approximately 830 employees) in overall employment levels through voluntary and involuntary termination, mainly focused on indirect manufacturing and salaried employees in each of the Company’s segments. All terminations were completed by June 30, 2002. Charges recorded in 2001 included $4.3 million for the Electrical segment, $2.7 million for the Power segment and $3.3 million for the Industrial Technology segment.

•	Exit costs ($2.7 million expensed in 2001.) Exit costs included lease termination costs ($0.5 million), postproduction maintenance and facility restoration costs associated with facilities to be closed ($1.9 million) and the cost of moving equipment incurred in 2001 and other ($0.3 million). Charges recorded in 2001 included $1.3 million, $0.3 million and $1.1 million for the Electrical, Power and Industrial Technology segments, respectively.

•	Exit product lines ($13.0 million expensed in 2001) — This program reflected management’s decision to streamline its product offering and eliminate non-strategic inventory across all business units. The cost of this program was included in Cost of goods sold in the Consolidated Statement of Income. This rationalization of product was intended to facilitate improvements in manufacturing efficiencies and lower working capital needs and did not represent the discontinuance of any major product line. This inventory has been scrapped. The 2001 charge included $8.5 million, $2.8 million and $1.7 million for the Electrical, Power and Industrial Technology segments, respectively.

      The following table sets forth the components and status of the charges for the 2001 streamlining and cost reduction program for the three years ended December 31, 2003:

	Employee	Asset	Exit
	Benefits	Write-downs	Costs	Total

2001 charges	$10.3	$35.6	$2.7	$48.6
Inventory write-downs	—	(13.0)	—	(13.0)
Other non-cash write-downs	—	(22.6)	—	(22.6)
Cash expenditures	(2.4)	—	(0.5)	(2.9)

Accrual at December 31, 2001	7.9	—	2.2	10.1
2002 charges	1.8	—	1.6	3.4
Cash expenditures	(9.2)	—	(3.3)	(12.5)

Accrual at December 31, 2002	0.5	—	0.5	1.0
Cash expenditures	(0.5)	—	(0.5)	(1.0)

Accrual at December 31, 2003	$—	$—	$—	$—

      Substantially all actions contemplated in the Plan were completed by December 31, 2002. Total cash expenditures approximated $16.4 million for severance and other costs of facility closings, prior to an estimated $12-$13 million in asset sale recoveries, of which $11.3 million in asset sale proceeds have been received.

2001 Non-Recurring Charge

      In 2001, non-recurring charges were incurred related to environmental remediation actions at two previously exited Electrical segment facilities in anticipation of their divestiture and costs associated with an acquisition that was not expected to be completed. Remediation of environmental contaminants at the two previously exited sites was estimated to cost $6.0 million. The remediation is a result of contaminates discovered for which environmental assessments were completed and amounts recorded in the fourth quarter of 2001. The amounts recorded are expected to be sufficient to restore the properties to acceptable

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

environmental standards and prepare the sites for divestiture. Through December 31, 2003, $1.5 million of remediation costs have been incurred as cash expenditures. Also in 2003, approximately $0.8 million of the originally estimated reserve was reversed to income as a result of completing remediation activities at one of the two contaminated sites for less than the amount which had been provided. At December 31, 2003, $3.7 million remains accrued for remediation actions at one remaining site, which actions are expected to be completed in 2004. The uncompleted acquisition relates to due diligence costs of $1.7 million associated with an initial effort to purchase LCA, which was considered unsuccessful at December 31, 2001.

Note 3 — Business Combinations

Acquisitions

      There were no acquisitions completed in 2003.

      In April 2002, Hubbell completed the acquisition of LCA, the domestic lighting business of Jacuzzi. LCA’s results of operations have been included in the consolidated financial statements as of the acquisition date of April 26, 2002. The purchase price for the acquisition was approximately $235 million in cash, including fees and expenses.

      LCA manufactures and distributes a wide range of outdoor and indoor lighting products to commercial, industrial and residential markets under various brand names, including Alera, Kim, Spaulding, Whiteway, Moldcast, Architectural Area Lighting, Columbia, Keystone, Prescolite, Dual-Lite and Progress. Hubbell financed the acquisition of LCA with available cash and through the issuance of $200 million of long-term notes in May, 2002 See also Note 9 — Commercial Paper, Other Borrowings and Long-Term Debt.

      The following table summarizes the allocation of the assets acquired and liabilities assumed at April 26, 2002 (in millions):

Current Assets:
Cash	$0.3
Accounts receivable, net	77.2
Inventories	77.2
Deferred taxes and other	9.7

Total current assets	164.4
Property, plant and equipment, net	87.3
Intangible assets and other	24.0

Total assets acquired	275.7

Current Liabilities:
Accounts payable	36.2
Other current liabilities	31.2

Total current liabilities	67.4
Non-current liabilities	29.6

Total liabilities assumed	97.0

Net assets acquired	$178.7

      Goodwill related to the acquisition amounted to $55.9 million, representing the difference between the purchase price of $234.6 million and the net assets acquired of $178.7 million. In total, $76.6 million of the purchase price has been allocated to goodwill and identifiable intangible assets deemed to have indefinite lives

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(primarily trade names). The goodwill and intangible assets have been assigned to the Electrical segment, and are deductible for federal tax purposes.

      The following unaudited pro forma data summarize the results of operations for the periods indicated as if the acquisition of LCA had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisition and includes adjustments to interest expense and other costs associated with the combination. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future (in millions except per share amounts):

	Year Ended
	December 31

	2002	2001

Net sales	$1,756.5	$1,883.8
Income before taxes and effect of accounting change	131.1	74.4
Income before effect of accounting change	111.7	64.4
Earnings per share before effect of accounting change — diluted	$1.86	$1.10

      Management believes that the combination of the LCA brand names acquired and Hubbell’s existing lighting brands has created leading market positions in many product segments of the North American lighting fixtures industry. Further, the acquisition added complementary products to the Company’s then current product offering and enhanced the ability of the Company to attract leading manufacturers’ representatives, which is the primary channel to market in the North American lighting fixtures business.

      In March 2002, the Company completed the purchase of the common stock of Hawke for $27.3 million in cash, including fees and expenses. Based in the United Kingdom, Hawke is a leading supplier of products used in harsh and hazardous locations worldwide including brass cable glands and cable connectors, cable transition devices, utility transformer breathers, stainless steel and nonmetallic enclosures and field bus connectivity components. Hawke complements the product offering of the Company’s Killark brand electrical components and is included in the Electrical segment. Goodwill related to the acquisition amounted to $16.4 million, representing the difference between the purchase price and the net assets acquired of $10.9 million. In total, $22.4 million of the purchase price was allocated to goodwill and intangible assets.

Dispositions

      In April 2000, the Company completed the sale of its DSL assets, part of Pulse Communications, Inc., for a sales price of $61.0 million. The transaction resulted in a pretax gain on sale of $36.2 million in 2000. At the time of sale, the Company retained a contractual obligation to supply product to the buyer at prices below manufacturing cost, resulting in an adverse commitment.

      In September 2002, the Company entered into an agreement modifying the original manufacturing contract. In accordance with the modification agreement, final quantities were shipped and the Company was released from all service and warranty obligations. In 2002, the total gain from reduction of the contractual obligation provision was $3.0 million, pretax.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Inventories

      Inventories are classified as follows at December 31, (in millions):

	2003	2002

Raw material	$75.1	$87.2
Work in-process	47.2	67.5
Finished goods	121.6	142.8

	243.9	297.5
Excess of FIFO costs over LIFO cost basis	(36.0)	(39.5)

Total	$207.9	$258.0

      The financial accounting basis of the LIFO inventories of acquired companies exceeds the tax basis by approximately $27.6 million at December 31, 2003.

Note 5 — Goodwill and Other Intangible Assets

      The following table sets forth a reconciliation of net income and earnings per share for the three years ended December 31, 2003 reflecting the impact of adopting the goodwill amortization provisions of SFAS 142 on January 1, 2002 (in millions except per share data):

	2003	2002	2001

Reported Net income	$115.1	$83.2	$48.3
Add: Goodwill amortization, net of tax	—	—	6.8

Adjusted net income	$115.1	$83.2	$55.1
Basic earnings per share:
Reported	$1.93	$1.40	$0.83
Adjusted	$1.93	$1.40	$0.94
Diluted earnings per share:
Reported	$1.91	$1.38	$0.82
Adjusted	$1.91	$1.38	$0.93

      Changes in the carrying amounts of goodwill for the year ended December 31, 2003, by segment, were as follows:

			Industrial
	Electrical	Power	Technology	Total

Balance December 31, 2001	$88.2	$112.7	$67.0	$267.9
Additions to goodwill	70.1	—	—	70.1
Impairment losses	—	—	(25.4)	(25.4)
Translation adjustments	2.0	—	—	2.0

Balance December 31, 2002	160.3	112.7	41.6	314.6
Adjustments to goodwill	2.4	—	—	2.4
Translation adjustments	5.7	—	—	5.7

Balance December 31, 2003	$168.4	$112.7	$41.6	$322.7

      In 2002 and 2003, the Company recorded additions to goodwill in connection with the purchase accounting for the acquisitions of Hawke and LCA.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2002, the Company completed the initial impairment tests of the recorded value of goodwill, as required by SFAS 142. As a result of this process, the Company identified one reporting unit within the Industrial Technology segment with a book value, including goodwill, which exceeded its fair market value. Thereafter, the implied fair value of the goodwill for this reporting unit was calculated, which resulted in a non-cash charge of $25.4 million, net of tax, or $0.43 per share-diluted to write-down the full value of the reporting unit’s goodwill. This non-cash charge was reported as the cumulative effect of a change in accounting principle retroactive to January 1, 2002. Fair values were calculated using a range of estimated future operating results and primarily utilized a discounted cash flow model.

      Identifiable intangible assets as of December 31, 2003 are recorded in Intangible assets and other in the Consolidated Balance Sheet and include approximately $21.5 million of indefinite-lived intangible assets not subject to amortization and $11.7 million of intangibles with definite lives that are being amortized and are presented on the balance sheet net of accumulated amortization of $2.6 million. Indefinite lived intangible assets primarily represent trade names, while definite-lived intangible assets primarily represent trademarks, patents and customer lists for which amortization expense over the next five years is expected to approximate $1.0 million per year.

Note 6 — Investments

      Investments consist primarily of U.S. Treasury Notes, and municipal, corporate, and asset-backed bonds. Investments which are available for sale are stated at market values based on current quotes while investments which are expected to be held-to-maturity are stated at amortized cost. There were no securities during 2003 and 2002 that were classified as trading investments.

      In 2002, the Company reevaluated its investment portfolio and reclassified certain securities totaling approximately $23 million from held-to-maturity to available-for-sale effective January 1, 2002, as the Company may not hold these investments to maturity. As a result of this reclassification, the Company began to record these securities at their fair market value. Certain portfolio securities that are affected by changes in interest rates may be hedged with futures contracts for U.S. Treasury Notes and Bonds. When utilized, market value gains and losses on futures contracts are recognized in income when the effects of related price changes in the value of hedged securities are recognized. At December 31, 2003 and 2002 there were no open futures contracts.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth selected data with respect to the Company’s investments at December 31, (in millions):

	2003					2002

		Gross	Gross				Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

Available-For-Sale Investments
U.S. Treasury Notes & Municipal, Corporate and Asset-Backed Bonds	$40.3	$0.4	$—	$40.7	$40.7	$36.3	$0.7	$—	$37.0	$37.0

Held-To-Maturity Investments
U.S. Treasury Notes & Municipal, Corporate and Asset-Backed Bonds	$39.4	$2.1	$—	$41.5	$39.4	$54.5	$2.8	$—	$57.3	$54.5

Total Investments	$79.7	$2.5	$—	$82.2	$80.1	$90.8	$3.5	$—	$94.3	$91.5

      Contractual maturities of investments in debt securities, available-for-sale and held-to-maturity at December 31, 2003 were as follows (in millions):

	Amortized	Fair
	Cost	Value

Available-For-Sale Investments
Due within 1 year	$8.8	$8.8
After 1 but within 5 years	30.8	31.2
After 5 but within 10 years	0.7	0.7

Total	$40.3	$40.7

Held-To-Maturity Investments
After 1 but within 5 years	$39.4	$41.5

Total	$39.4	$41.5

      The change in net unrealized holding gain or loss on available-for-sale securities that has been included in accumulated other comprehensive income, net of tax, was $0.2 million loss in 2003, $0.5 million gain in 2002, and zero in 2001. The cost basis used in computing the gain or loss on these securities was through specific identification. Realized gains and losses were immaterial in 2003.

Note 7 — Other Non-Current Liabilities

      Other Non-Current Liabilities consists of the following at December 31, (in millions):

	2003	2002

Pensions	$25.3	$61.4
Other post-retirement benefits	31.4	31.1
Other	25.8	20.2

Total	$82.5	$112.7

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Retirement Benefits

      The Company and its subsidiaries have a number of funded and unfunded non-contributory defined benefit pension plans. Most of the plans provide defined benefits based on years of service and final average pay.

      The Company also has a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits were discontinued in 1991 for substantially all future retirees, with the exception of the employees of A.B. Chance Company which was acquired in 1994 and the employees of Anderson Electrical Products, Inc. which was acquired in 1996. The plans anticipate future cost-sharing changes that are consistent with the Company’s past practices.

      No acquisitions were made in 2003 which impacted defined benefit pension or other benefit assets or liabilities. The Company acquired LCA on April 26, 2002 including its pension plans and other post employment benefits.

      The Company uses a December 31 measurement date for all of its plans. Amendments made at December 31, 2003 to the Company’s defined benefit pension plans increased the total pension benefit obligation by $2.8 million.

      The following table sets forth the reconciliation of beginning and ending balances of the benefit obligation and the plan assets for the Company’s defined benefit pension and other benefit plans at December 31, (in millions):

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Change in benefit obligation
Benefit obligation at beginning of year	$403.9	$271.5	$31.1	$24.2
Service cost	12.9	10.2	0.4	0.4
Interest cost	26.7	23.3	2.5	2.1
Plan participants’ contributions	0.5	0.3	—	—
Amendments	2.8	—	—	—
Actuarial loss	35.7	23.9	0.3	0.2
Acquisitions	—	93.3	—	7.2
Benefits paid	(21.9)	(18.6)	(2.9)	(3.0)

Benefit obligation at end of year	$460.6	$403.9	$31.4	$31.1

Change in plan assets
Fair value of plan assets at beginning of year	$286.6	$231.1	$—	$—
Actual return on plan assets	69.8	(24.0)	—	—
Acquisitions	—	69.3	—	—
Employer contributions	30.5	28.5	—	—
Plan participants’ contributions	0.5	0.3	—	—
Benefits paid	(21.9)	(18.6)	—	—

Fair value of plan assets at end of year	$365.5	$286.6	$—	$—

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Funded status	$(95.1)	$(117.3)	$(31.4)	$(31.1)
Unrecognized net actuarial (gain) loss	57.7	71.2	—	—
Unrecognized prior service cost	3.6	1.1	—	—

Accrued benefit cost	$(33.8)	$(45.0)	$(31.4)	$(31.1)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(40.3)	$(65.4)	$—	—
Intangible asset	—	0.4	—	—
Accumulated other comprehensive income	6.5	20.0	—	—

Net amount recognized	$(33.8)	$(45.0)	$—	$—

      The accumulated benefit obligation for the Company’s defined benefit pension plans was $411.5 million and $367.4 million at December 31, 2003 and December 31, 2002, respectively. Information with respect to plans with accumulated benefit obligations in excess of plan assets, is as follows (in millions):

	2003	2002

Projected benefit obligation	$315.5	$324.6
Accumulated benefit obligation	274.6	290.5
Fair value of plan assets	221.2	208.7

      In accordance with SFAS 87, “Employers’ Accounting for Pensions”, additional liabilities to recognize the required minimum liability were as follows (in millions):

	2003	2002

Minimum liability included in other comprehensive income:
Increase (decrease) in minimum liability in other comprehensive income	$(13.5)	$20.0

      The following table sets forth the components of the Company’s defined benefit pension and other benefits costs for the years ended December 31, (in millions):

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Components of net periodic benefit cost
Service cost	$12.9	$10.2	$0.4	$0.4
Interest cost	26.7	23.3	2.5	2.1
Expected return on plan assets	(23.8)	(24.2)	—	—
Amortization of prior service cost	0.2	0.3	—	—
Amortization of actuarial (gains) loses	2.7	(0.2)	0.3	0.2

Net periodic benefit cost	$18.7	$9.4	$3.2	$2.7

      In addition to the above, certain of the Company’s union employees participate in multi-employer defined benefit pension plans. The total Company cost of these plans was $0.5 million in 2003 and $0.4 million in 2002.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company also maintains five defined contribution pension plans. The total cost of these plans was $2.5 million in 2003 and $2.9 million in 2002. This cost is not included in the above net periodic benefit cost for the defined benefit pension plans.

          Assumptions

The following assumptions were used to determine the projected benefit obligations at the measurement date and the net periodic benefit cost for the year:

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	4.25%	4.25%	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	6.75%	7.25%	6.75%	7.00%
Expected return on plan assets	8.50%	9.00%	N/A	N/A
Rate of compensation increase	4.25%	4.25%	N/A	N/A

At the beginning of each calendar year the Company determines the appropriate expected return on assets for each pension plan based upon its strategic asset allocation (see discussion below). In making this determination, the Company utilizes expected rates of return for each asset class based upon current market conditions and expected risk premiums for each asset class.

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	Other Benefits

	2003	2002

Assumed health care cost trend rates at December 31
Health care cost trend assumed for next year	9.00%	9.00%
Rate to which the cost trend is assumed to decline	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2013	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost	$0.4	$(0.3)
Effect on postretirement benefit obligation	$4.4	$(3.4)

      On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act expanded Medicare to include coverage for prescription drugs. The Company expects that this legislation will eventually reduce the cost of its retiree medical programs. At present, no analysis of the potential reduction in the Company’s costs or obligations has been performed. The Company intends to reflect the effect of this legislation during 2004 after the government publishes regulations providing guidance on implementing this new program.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets

      The Company’s combined domestic and international defined benefit pension plan asset allocation by asset category is as follows:

		Percentage of
	Target	Plan Assets
	Allocation
	2004	2003	2002

Asset Category
Equity Securities	65%	70%	73%
Debt Securities & Cash	35%	29%	27%
Other	—	1%	—

Total	100%	100%	100%

      The Company has a written investment policy and asset allocation guidelines for all of its domestic and foreign pension plans. In establishing these policies, the Company has considered that its various pension plans are a major retirement vehicle for most plan participants and has therefore acted to discharge its fiduciary responsibilities with regard to the plans solely in the interest of such participants and their beneficiaries. The goal underlying the establishment of the Company’s pension fund investment policies is to provide that pension assets shall be invested in a prudent manner, and so that, together with company contributions to the plans, the funds will be sufficient to meet the obligations of the plans as they become due. To achieve this result, the Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific policy benchmark percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then managed within these ranges. At no time may derivatives be utilized to leverage the asset portfolio.

      Equity securities include Hubbell Inc. stock in the amounts of $14.8 million (4 percent of total plan assets) and $11.7 million (4 percent of total plan assets) at December 31, 2003 and 2002, respectively.

      The Company’s other post retirement benefits are unfunded. Therefore, no asset information is reported.

Cash Flows

Contributions

      The Company expects to contribute between $10–$30 million to its domestic, defined benefit pension plans and $2–$3 million to its international plans in 2004.

Estimated Future Benefit Payments

      The following domestic and international benefit payments, which reflect future service, as appropriate, are expected to be paid (in millions):

	Pension Benefits	Other Benefits

2004	$21.7	$3.3
2005	22.6	3.4
2006	23.9	3.4
2007	25.0	3.5
2008	27.0	3.5
2009–2013	167.7	18.0

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Commercial Paper, Other Borrowings and Long-Term Debt

      The following table sets forth the components of the Company’s debt structure at December 31, (in millions):

	2003			2002

	Commercial			Commercial
	Paper and			Paper and
	Other	Long-Term		Other	Long-Term
	Borrowings	Debt	Total	Borrowings	Debt	Total

Balance at year end	$—	$298.8	$298.8	$—	$298.7	$298.7
Highest aggregate month-end balance			$308.6			$442.5
Average borrowings during the year	$1.1	$298.7	$299.8	$108.0	$224.0	$332.0
Weighted average interest rate:
At year end	N/A	6.48%	6.48%	N/A	6.49%	6.49%
Paid during the year	1.40%	6.49%	6.47%	1.86%	6.58%	5.04%

      Interest paid for commercial paper borrowings, bank borrowings, and long-term debt totaled $20.4 million in 2003, $17.6 million in 2002, and $15.5 million in 2001. The Company maintains a bank credit agreement primarily to support commercial paper borrowings. At December 31, 2003 and through the date of filing this Form 10-K, the Company had total unused bank credit commitments of $200 million. The expiration date for the Company’s bank credit agreement is July 17, 2005. The interest rate applicable to borrowings under credit agreements is either the prime rate or a surcharge over the London Interbank Offered Rate (LIBOR). Annual commitment fee requirements to support availability of the Company’s credit agreement at December 31, 2003, totaled approximately $200,000. In October, 1995, the Company issued ten-year, non-callable notes due in 2005 at a face value of $100 million and a fixed interest rate of 6.625%. The proceeds of the offering, net of discount, were used to pay down commercial paper borrowings. In May 2002, the Company issued ten-year, non-callable notes due in 2012 at a face value of $200 million and a fixed interest rate of 6.375%. The proceeds of the offering, net of discount, were used to pay down commercial paper borrowings.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Income Taxes

      The following table sets forth selected data with respect to the Company’s income tax provisions for the years ended December 31, (in millions):

	2003	2002	2001

Income before income taxes:
United States	$134.3	$117.1	$47.2
International	21.2	9.9	8.6

Total	$155.5	$127.0	$55.8

Provision for income taxes-current:
Federal	$16.7	$13.5	$17.5
State	2.0	2.1	2.2
International	9.3	2.5	4.4

Total provision-current	$28.0	$18.1	$24.1

Provision for income taxes-deferred:
Federal	$12.3	$(1.3)	$(14.8)
State	1.1	(0.1)	(0.5)
International	(1.0)	1.7	(1.3)

Total provision-deferred	$12.4	$0.3	$(16.6)

Total provision for income taxes	$40.4	$18.4	$7.5

      Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. Management determined that a valuation allowance in the amount of $4.9 million and $4.0 million, were required at December 31, 2003 and 2002, respectively, for the tax operating loss carryforward benefits associated with (or related to) certain international locations because it is more likely than not that some or all of the deferred tax asset will not be utilized in the future.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the deferred tax asset (liability) at December 31, were as follows (in millions):

	2003	2002

Current tax assets/(liabilities):
Inventory	4.1	9.7
LIFO inventory of acquired businesses	(11.2)	(11.2)
Income tax credits	8.2	7.6
Accrued liabilities	29.1	31.3
Miscellaneous other	3.8	2.7

Total current tax asset (included in Deferred taxes and other)	$34.0	$40.1

Non-current tax assets/(liabilities):
Property, plant, and equipment	$(45.3)	$(46.5)
Pensions	15.4	24.3
Foreign operating loss carryforwards	4.9	4.0
Post-retirement and post-employment benefits	11.7	13.3
Miscellaneous other	10.2	11.9

Total non-current tax liabilities (included in Other non-current liabilities)	(3.1)	—
Total non-current tax asset (included in Intangible assets and other)	—	7.0

Valuation allowance	(4.9)	(4.0)

Net deferred tax asset	$26.0	$43.1

      At December 31, 2003, income and withholding taxes have not been provided on approximately $34.4 million of undistributed international earnings that are indefinitely reinvested in international operations. If such earnings were not indefinitely reinvested, a tax liability of approximately $3.4 million would be recognized. Cash payments of income taxes were $23.4 million in 2003, $46.1 million in 2002 and $24.3 million in 2001.

      The consolidated effective income tax rate varied from the United States federal statutory income tax rate for the years ended December 31, as follows:

	2003	2002	2001

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.3	1.3	1.3
Tax-exempt income	(0.4)	(0.6)	(1.3)
Non-taxable income from Puerto Rico operations	(9.3)	(13.9)	(23.5)
IRS audit settlement	—	(3.9)	—
R & D credit refund claim	—	(4.5)	—
Other, net	(0.6)	1.1	1.9

Consolidated effective income tax rate	26.0%	14.5%	13.4%

Note 11 — Financial Instruments

      Concentrations of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist of trade receivables and temporary cash investments. The Company grants credit terms in the normal course of business to its customers. Due to the diversity of its product lines, the

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has an extensive customer base including electrical distributors and wholesalers, electric utilities, equipment manufacturers, electrical contractors, telephone operating companies and retail and hardware outlets. No single unaffiliated customer accounted for more than 10% of total sales in any year during the three years ended December 31, 2003. However, the Company’s top 10 customers accounted for approximately 30% of the accounts receivable balance at December 31, 2003. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers. Bad debt write-offs have historically been minimal. The Company places its temporary cash investments with financial institutions and limits the amount of exposure to any one institution.

      Fair Value: The carrying amounts reported in the consolidated balance sheets for cash and temporary cash investments, short-term investments, receivables, commercial paper and bank borrowings, accounts payable and accruals approximate their fair values given the immediate or short-term nature of these items (see also Note 6 — Investments).

      The fair value of long-term debt was determined by reference to quoted market prices of securities with similar characteristics and approximated $331.0 million and $334.3 million at December 31, 2003 and 2002, respectively.

Note 12 — Commitments and Contingencies

Environmental and Legal

      The Company is subject to environmental laws and regulations which may require that it investigate and remediate the effects of potential contamination associated with past and present operations. The Company is also subject to various legal proceedings and claims, including those relating to workers’ compensation, product liability and environmental matters, including, for each, past production of product containing toxic substances, which have arisen in the normal course of its operations. Estimates of future liability with respect to such matters are based on an evaluation of currently available facts. Liabilities are recorded when it is probable that costs will be incurred and can be reasonably estimated. Given the nature of matters involved, it is possible that liabilities will be incurred in excess of amounts currently recorded; however, based upon available information, including the Company’s past experience, insurance coverage and reserves, management believes that the ultimate liability with respect to these matters is not material to the consolidated financial position, results of operations or cash flows of the Company.

Leases

      Total rental expense under operating leases were $16.3 million in 2003, $13.5 million in 2002 and $10.7 million in 2001. The minimum annual rentals on non-cancelable, long-term, operating leases in effect at December 31, 2003 are expected to approximate $9.6 million in 2004, $7.5 million in 2005, $5.1 million in 2006, $3.5 million in 2007 and $24.3 million in 2008 and thereafter.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Capital Stock

      Activity in the Company’s common shares outstanding is set forth below for the three years ended December 31, 2003:

	Common Stock

	Class A	Class B

Outstanding at December 31, 2000	9,713,938	49,120,453
Exercise of stock options	—	347,227
Acquisition of treasury shares	(42,315)	(420,165)

Outstanding at December 31, 2001	9,671,623	49,047,515

Exercise of stock options	—	826,460
Acquisition of treasury shares	—	(304,441)

Outstanding at December 31, 2002	9,671,623	49,569,534

Exercise of stock options	—	1,660,560
Acquisition of treasury shares	(181,554)	(441,459)

Outstanding at December 31, 2003	9,490,069	50,788,635

      Treasury shares are retired when acquired and the purchase price is charged against par value and additional paid-in capital. Voting rights per share: Class A Common — twenty; Class B Common — one. In addition, the Company has 5,891,097 authorized shares of preferred stock; no preferred shares are outstanding.

      The Company has a Stockholder Rights Agreement under which holders of Class A Common Stock have Class A Rights and holders of Class B Common Stock have Class B Rights. These Rights become exercisable after a specified period of time only if a person or group of affiliated persons acquires beneficial ownership of 20 percent or more of the outstanding Class A Common Stock of the Company or announces or commences a tender or exchange offer that would result in the offer or acquiring beneficial ownership of 20 percent or more of the outstanding Class A Common Stock of the Company. Each Class A Right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock (“Series A Preferred Stock”), without par value, at a price of $175.00 per one one-thousandth of a share. Similarly, each Class B Right entitles the holder to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock (“Series B Preferred Stock”), without par value, at a price of $175.00 per one one-thousandth of a share. The Rights may be redeemed by the Company for one cent per Right prior to the day a person or group of affiliated persons acquires 20 percent or more of the outstanding Class A Common Stock of the Company. The Rights expire on December 31, 2008, unless earlier redeemed by the Company.

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

      Shares of the Company’s common stock were reserved at December 31, 2003 as follows:

	Common Stock
			Preferred
	Class A	Class B	Stock

Exercise of outstanding stock options	—	7,605,394	—
Future grant of stock options	959,012	3,247,601	—
Exercise of stock purchase rights	—	—	60,279
Shares reserved under other equity compensation plans	2,431	300,000	—

Total	961,443	11,152,995	60,279

Note 14 — Stock Options

      The Company has granted options to officers and other key employees to purchase the Company’s Class B Common Stock and the Company may grant to officers and other key employees options to purchase the Company’s Class B Common Stock at not less than 100% of market prices on the date of grant with a ten year term and, generally, a three year vesting period. The Company accounts for these options under the recognition and measurement principles of APB 25. No stock-based employee compensation cost has been reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock option activity for the three years ended December 31, 2003 is set forth below:

	Number of	Option Price Per	Weighted
	Shares	Share Range	Average

Outstanding at December 31, 2000	7,343,343	$23.39 – $47.13	$31.63
Granted	1,444,000	$27.81 – $30.74	$28.01
Exercised	(347,227)	$23.39 – $47.13	$23.92
Canceled or expired	(206,254)	$23.39 – $47.13	$32.96

Outstanding at December 31, 2001	8,233,862	$24.59 – $47.13	$31.25
Granted	1,759,600	$34.12 – $36.20	$36.14
Exercised	(826,460)	$26.99 – $32.06	$26.70
Canceled or expired	(588,867)	$25.15 – $47.13	$35.26

Outstanding at December 31, 2002	8,578,135	$25.59 – $47.13	$32.45
Granted	1,036,500	$44.31	$44.31
Exercised	(1,660,560)	$24.59 – $41.69	$27.24
Canceled or expired	(348,681)	$24.59 – $47.13	$34.53

Outstanding at December 31, 2003	7,605,394	$24.59 – $47.13	$35.11

      On December 31, 2003, outstanding options were comprised of 1,403,559 shares exercisable with an average remaining life of three years and an average price of $41.01 (range $25.71 — $47.13); 1,223,150 shares exercisable with an average remaining life of six years and an average price of $34.41 (range $27.66 — $39.34); 1,400,082 shares exercisable with a remaining life of eight years and an average price of

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$29.02 (range $24.59 — $36.20); and 3,578,603 shares not vested with an average remaining life of nine years and an average price of $35.41 (range $27.81 — $44.31).

Note 15 — Earnings Per Share

      The following table sets forth the computation of earnings per share for the three years ended December 31, (in millions):

	2003	2002	2001

Net Income	$115.1	$83.2	$48.3

Weighted average number of common shares outstanding during the period	59.5	59.1	58.7
Potential Dilutive Shares	0.6	0.6	0.2

Average number of shares outstanding (diluted)	60.1	59.7	58.9

Earnings per share after cumulative effect of accounting change:
Basic	$1.93	$1.40	$0.83
Diluted	$1.91	$1.38	$0.82

      A portion of the total options to purchase shares of common stock outstanding were not included in the full year computation of diluted earnings per share because the effect would be anti-dilutive. The number of anti-dilutive options outstanding were 4.4 million, 2.0 million, and 2.9 million at December 31, 2003, 2002 and 2001, respectively.

Note 16 — Accumulated Other Comprehensive Income

      The following table reflects the accumulated balances of other comprehensive income (in millions):

					Accumulated
	Pension	Cumulative	Unrealized Gain	Cash Flow	Other
	Liability	Translation	(Loss) on	Hedging	Comprehensive
	Adjustment	Adjustment	Investments	Loss	Income (Loss)

Balance at December 31, 2000	—	$(19.5)	—	—	$(19.5)
Current year change	—	0.2	—	—	0.2

Balance at December 31, 2001	—	(19.3)	—	—	(19.3)
Current year change	$(12.4)	1.7	$0.5	$(1.2)	(11.4)

Balance at December 31, 2002	(12.4)	(17.6)	0.5	(1.2)	(30.7)
Current year change	8.3	11.8	(0.2)	0.1	20.0

Balance at December 31, 2003	$(4.1)	$(5.8)	$0.3	$(1.1)	$(10.7)

Note 17 — Industry Segments and Geographic Area Information

Nature of Operations

      Hubbell Incorporated was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Hubbell manufactures and sells high quality electrical and electronic products for a broad range of commercial, industrial, telecommunications, utility, and residential applications. Products are manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, Mexico, Italy and the United Kingdom. Hubbell also participates in a joint venture in Taiwan, and maintains sales offices in Singapore, the People’s Republic of China, Mexico, Hong Kong, South Korea and the Middle East.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For management reporting and control, the Company’s businesses are divided into three operating segments: Electrical, Power, and Industrial Technology. Information regarding operating segments has been presented as required by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”. At December 31, 2003 the operating segments were comprised as follows:

      The Electrical Segment is comprised of businesses that primarily sell through distributors, lighting showrooms, home centers, telephone and telecommunication companies, and includes primarily stock and custom products such as standard and special application wiring device products, lighting fixtures and controls, fittings, switches and outlet boxes, enclosures, wire management products and voice and data signal processing components. The products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians, and telecommunication companies. Certain lighting fixtures, wiring devices and electrical products also have residential application.

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

      The Industrial Technology Segment consists of businesses that design and manufacture test and measurement equipment, high voltage power supplies and variable transformers, industrial controls including motor speed controls, pendant-type push-button stations, overhead crane controls, Gleason Reel® electric cable and hose reels, and specialized communications systems such as intra-facility communications systems, telephone systems, and land mobile radio peripherals. Products are sold primarily to steel mills, industrial complexes, oil, gas and petro-chemical industries, seaports, transportation authorities, the security industry (malls and colleges), and cable and electronic equipment manufacturers.

Financial Information

      Financial information by industry segment and geographic area for the three years ended December 31, 2003, is summarized below (in millions). When reading the data the following items should be noted:

•	Net sales comprise sales to unaffiliated customers — inter-segment and inter-area sales are immaterial.

•	Segment operating income consists of net sales less operating expenses. Interest expense, and other income have not been allocated to segments.

•	General corporate assets not allocated to segments are principally cash, investments and deferred taxes.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Industry Segment Data

	2003	2002	2001

Net Sales:
Electrical	$1,313.7	$1,142.5	$837.7
Power	332.5	325.8	335.0
Industrial Technology	124.5	119.5	139.5

Total	$1,770.7	$1,587.8	$1,312.2

Operating Income:
Electrical	$136.3	$112.5	$75.2
Special charges, net	(8.1)	(12.4)	(25.0)
Gain on sale of business	—	3.0	4.7
Power	32.9	33.4	24.4
Special charges, net	—	(0.5)	(21.3)
Industrial Technology	10.8	3.3	5.2
Special charges	—	(0.8)	(6.7)

Operating income	171.9	138.5	56.5
Interest expense	(20.6)	(17.8)	(15.5)
Investment and other income, net	4.2	6.3	14.8

Income before income taxes	$155.5	$127.0	$55.8

Assets:
Electrical	$758.5	$793.1	$531.2
Power	277.4	308.4	319.2
Industrial Technology	92.1	101.5	143.8
General Corporate	371.4	207.3	211.2

Total	$1,499.4	$1,410.3	$1,205.4

Capital Expenditures:
Electrical	$17.1	$12.4	$18.1
Power	5.2	5.4	8.3
Industrial Technology	0.7	1.4	1.4
General Corporate	4.6	2.7	0.8

Total	$27.6	$21.9	$28.6

Depreciation and Amortization:
Electrical	$37.7	$35.2	$31.2
Power	11.2	11.1	16.3
Industrial Technology	2.7	2.8	4.8
General Corporate	1.0	0.7	0.7

Total	$52.6	$49.8	$53.0

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization of goodwill recorded on a pretax basis in segment operating income for the year ended December 31, 2001 was $2.9 million in Electrical, $3.4 million in Power, and $1.9 million in Industrial Technology.

Geographic Area Data

	2003	2002	2001

Net Sales:
United States	$1,590.1	$1,429.1	$1,161.3
International	180.6	158.7	150.9

Total	$1,770.7	$1,587.8	$1,312.2

Operating Income:
United States	$158.5	$133.4	$89.7
Special charges, net	(8.1)	(12.2)	(46.3)
Gain on sale of business	—	3.0	4.7
International	21.5	15.8	15.1
Special charges	—	(1.5)	(6.7)

Total	$171.9	$138.5	$56.5

Long-lived Assets:
United States	$270.0	$299.9	$255.4
International	25.8	20.7	8.8

Total	$295.8	$320.6	$264.2

      On a geographic basis, the Company defines “international” as operations and subsidiaries based outside of the United States and its possessions. Sales of international units were 10% of total sales in 2003, 10% in 2002, and 11% in 2001, with Canadian and United Kingdom markets representing approximately 77% collectively of the 2003 total. Long-lived assets of international subsidiaries were 9% of the consolidated total in 2003, 6% in 2002, and 3% in 2001, with the Canadian and United Kingdom markets representing approximately 20% and 33%, respectively, of the 2003 total. Export sales directly to customers or through electric wholesalers from United States operations were $110.4 million in 2003, $85.7 million in 2002, and $88.4 million in 2001.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Quarterly Financial Data (Unaudited)

      The table below sets forth summarized quarterly financial data for the years ended December 31, 2003 and 2002 (in millions, except per share amounts):

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter

2003
Net Sales	$419.4		$449.3		$457.3		$444.7
Gross Profit	$109.7		$115.7	(1)	$128.2		$127.9	(1)
Net income before cumulative effect of accounting change	$21.7		$24.2		$34.4		$34.8
Net Income	$21.7	(1)	$24.2	(1)	$34.4	(1)	$34.8	(1)
Earnings Per Share — Basic:
Before cumulative effect of accounting change	$0.37		$0.41		$0.57		$0.58
After cumulative effect of accounting change	$0.37		$0.41		$0.57		$0.58
Earnings Per Share — Diluted:
Before cumulative effect of accounting change	$0.36		$0.40		$0.57		$0.57
After cumulative effect of accounting change	$0.36		$0.40		$0.57		$0.57
2002
Net Sales	$301.7		$414.1		$445.8		$426.2
Gross Profit	$76.4		$106.1		$115.4		$111.2	(3)
Net income before cumulative effect of accounting change	$19.5		$30.8		$31.1		$27.2
Net Income (loss)	$(5.9	)(2)(3)	$30.8		$31.1	(3)	$27.2	(4)
Earnings Per Share — Basic:
Before cumulative effect of accounting change	$0.33		$0.52		$0.53		$0.45
After cumulative effect of accounting change	$(0.10	)(2)	$0.52		$0.53		$0.45
Earnings Per Share — Diluted:
Before cumulative effect of accounting change	$0.33		$0.51		$0.52		$0.45
After cumulative effect of accounting change	$(0.10	)(2)	$0.51		$0.52		$0.45

(1)	In the first, second, third and fourth quarters of 2003, net income includes $0.7 million, $4.1 million, $(0.1) million and $0.3 million of special charges (credits), respectively, related to integrating the Company’s combined lighting operations following the acquisition of LCA in 2002. A portion of the second quarter charge, $1.8 million pretax, and all of the fourth quarter charge, $0.6 million pretax, relate to product rationalization costs which are classified in Cost of goods sold.

(2)	During 2002, the Company adopted the provisions of SFAS 142 and recorded a goodwill impairment charge of $25.4 million, after tax, to write-off goodwill associated with the high voltage test businesses in

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Industrial Technology segment. The impairment charge was reported as the cumulative effect of a change in accounting principle.

(3)	In the first and third quarters of 2002, net income included $0.9 million and $1.0 million, respectively, of gain on sale of the Company’s WavePacer Digital Subscriber Line assets.

(4)	In the fourth quarter of 2002, the Company recorded special charges of $12.4 million pretax associated with the cost of streamlining and integrating the acquired LCA lighting businesses, which reduced net income by $7.7 million. A portion of the total 2002 charge, $5.4 million pretax, related to product rationalization costs which were classified in Cost of goods sold.

Note 19 — Guarantees

      The Company may extend certain financial guarantees to third parties, the most common of which are performance bonds and bid bonds. As of December 31, 2003 and 2002 the fair value and maximum potential payment related to the Company’s guarantees were not material.

      The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for guarantees issued after December 31, 2002, the Company records a liability equal to the fair value of guarantees in the Consolidated Balance Sheet.

      The Company offers a product warranty which covers defects on most of its products. These warranties apply only to products that are properly used for their intended purpose, installed correctly, and properly maintained. The Company generally accrues estimated warranty costs at the time of sale. Estimated warranty expenses are based upon historical information such as past experience, product failure rates, or the number of units repaired. Adjustments are made to the product warranty accrual as claims are incurred or as historical experience indicates. The liability is reviewed for reasonableness on a quarterly basis and may be adjusted as additional information regarding expected warranty costs become known. Changes in the accrual for product warranties in 2003 are set forth below (in millions):

Balance at December 31, 2002	$5.3
Current year provision	2.3
Expenditures	(2.7)

Balance at December 31, 2003	$4.9

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

      The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-K. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information (including consolidated subsidiaries) required to be included in our Exchange Act reports. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of this evaluation.

PART III

Item 10.	Directors and Executive Officers of the Registrant(1)

Item 11.	Executive Compensation(2)

Item 12.	Security Ownership of Certain Beneficial Owners and Management(2)

Item 13.	Certain Relationships and Related Transactions(2)

Item 14.	Principal Accountant Fees and Services(2)

(1)	The information required by this item regarding executive officers is included on page 11 of this Form 10-K and the remaining required information is incorporated by reference to the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 3, 2004.

(2)	The information required by this item is incorporated by reference to the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 3, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.	Financial Statements and Schedules

      Financial statements and schedules listed in the Index to Financial Statements and Schedules appearing on Page 34 are filed as part of this Annual Report on Form 10-K.

2.     Exhibits

Number	Description

3a	Restated Certificate of Incorporation, as amended and restated as of September 23, 2003. (1) Exhibit 3a of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2003, and filed on November 10,2003, is incorporated by reference; and (2) Exhibit 1 of the registrant’s reports on Form 8-A and 8-K, both dated and filed on December 17, 1998, are incorporated by reference.
3b	By-Laws, Hubbell Incorporated, as amended on June 4, 2003. Exhibit 3b of the registrant’s report on Form 10-Q for the second quarter (ended June 30, 2003), 2003, and filed August 12, 2003, is incorporated by reference.
3c	Rights Agreement, dated as of December 9, 1998, between Hubbell Incorporated and ChaseMellon Shareholder Services, L.L.C.) as Rights Agent (incorporated by reference to Exhibit 1 to the registrant’s Registration Statement on Form 8-A and Form 8-K, both dated and filed on December 17, 1998. Exhibit 3(c), being an Amendment to Rights Agreement, of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 1999, and filed on November 12, 1999, is incorporated by reference.
4a	Instruments with respect to the 1996 issue of long-term debt have not been filed as exhibits to this Annual Report on Form 10-K as the authorized principal amount on such issue does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis; registrant agrees to furnish a copy of each such instruments to the Commission upon request.
4b	Senior Indenture, dated as of September 15, 1995, between Hubbell Incorporated and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank and Chemical Bank), as trustee. Exhibit 4a of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
4c	Specimen Certificate of 6.375% Notes due 2012. Exhibit 4b of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
4d	Specimen Certificate of registered 6.37% Notes due 2010. Exhibit 4c of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
4e	Registration Rights Agreement, dated as of May 15, 2002, among Hubbell Incorporated and J.P. Morgan Securities, Inc., BNY Capital Markets, Inc., Deutsche Bank Securities Inc., First Union Securities, Inc., Morgan Stanley & Co. Incorporated and Salomon Smith Barney Inc. as the Initial Purchasers. Exhibit 4d of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
10a†	Hubbell Incorporated Supplemental Executive Retirement Plan, as amended and restated effective June 7, 2001. Exhibit 10a of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2001, filed August 9, 2001, is incorporated by reference.
10b(1)†	Hubbell Incorporated Stock Option Plan for Key Employees, as amended and restated effective May 5, 2003. Exhibit 10b(1) of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2003, filed August 12, 2003, is incorporated by reference.
10bb	Credit Agreement, dated as of July 18, 2002, by and among Hubbell Incorporated, the Lenders party thereto from time to time, Fleet National Bank and Wachovia Bank, National Association as Syndication Agents, Deutsche Bank AG, New York Branch as Documentation Agent, JPMorgan Chase Bank as Administrative Agent and J.P. Morgan Securities Inc., as Arranger and Bookrunner. Exhibit 10bb of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2002, filed August 12, 2002, is incorporated by reference.
10c†	Description of the Hubbell Incorporated, Post Retirement Death Benefit Plan for Participants in the Supplemental Executive Retirement Plan, as amended effective May 1, 1993. Exhibit 10c of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 1993, filed on August 12, 1993, is incorporated by reference.

Number	Description

10f	Hubbell Incorporated Deferred Compensation Plan for Directors, as amended and restated effective December 3, 2002. Exhibit 4(b) of the registrant’s Form S-8 Registration Statement, filed December 19, 2002, is incorporated by reference.
10h	Hubbell Incorporated Key Man Supplemental Medical Insurance, as amended and restated effective December 9, 1986. Exhibit 10h of the registrant’s report on Form 10-K for the year 1987, filed on March 25, 1988, is incorporated by reference.
10i	Hubbell Incorporated Retirement Plan for Directors, as amended and restated effective December 3, 2002. Exhibit 10i of the registrant’s report on Form 10-K for the year 2002, filed March 24, 2003, is incorporated by reference.
10o†	Hubbell Incorporated Policy for Providing Severance Payments to Key Managers, as amended and restated effective September 9, 1993. Exhibit 10o of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 1993, filed on November 10, 1993, is incorporated by reference.
10p†	Hubbell Incorporated Senior Executive Incentive Compensation Plan, effective January 1, 1996. Exhibit C of the registrant’s proxy statement, dated March 22, 1996 and filed on March 27, 1996, is incorporated by reference.
10t†	Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and Timothy H. Powers. Exhibit 10t of the registrant’s report on Form 10-K for the year 1999, filed March 27, 2000, is incorporated by reference.
10u†	Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and Richard W. Davies. Exhibit 10u of the registrant’s report on Form 10-K for the year 1999, filed March 27, 2000, is incorporated by reference.
10v†	Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and James H. Biggart. Exhibit 10v of the registrant’s report on Form 10-K for the year 1999, filed March 27, 2000, is incorporated by reference.
10w†	Hubbell Incorporated Top Hat Restoration Plan, as amended effective June 6, 2002. Exhibit 10w of the registrant’s report on Form 10-Q for the second quarter (ended June 30), filed August 12, 2002, is incorporated by reference.
10x†	Termination Agreement and General Release, dated as of October 21, 2001, between Hubbell Incorporated and Harry B. Rowell, Jr., Exhibit 10x of the registrant’s report on Form 10-K for the year 2001, filed March 19, 2002, is incorporated by reference.
10y†	The retirement arrangement with G. Jackson Ratcliffe is incorporated by reference to the registrant’s proxy statement: (i), dated March 27, 2002 as set forth under the heading “Employment Agreements/ Retirement Arrangements” and (ii) to be filed with respect to the annual meeting of shareholders to be held on May 3, 2004 as set forth under the heading “Matters Relating to Directors and Shareholders”.
10z†	Hubbell Incorporated Incentive Compensation Plan, adopted effective January 1, 2002. Exhibit 10z of the registrant’s report on Form 10-K for the year 2001, filed on March 19, 2002, is incorporated by reference.
10aa†	Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and W. Robert Murphy. Exhibit 10aa of the registrant’s report on Form 10-K for the year 2002, filed March 24, 2003, is incorporated by reference.
10cc†	Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and Gary N. Amato. Exhibit 10cc of the registrant’s report on Form 10-K for the year 2002, filed March 24, 2003, is incorporated by reference.
10dd†*	Employment Agreement, dated as of April 1, 2000, between Progress Lighting Inc. and Scott H. Muse.
21*	Listing of significant subsidiaries.

Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Item 601 (b) (31) of Regulation S-K, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Item 601 (b) (31) of Regulation S-K, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	This exhibit constitutes a management contract, compensatory plan, or arrangement

*	Filed hereunder

3.     Reports on Form 8-K

      A current report on Form 8-K, dated October 21, 2003, related to the issuance of the October 21, 2003 financial press release, was filed on October 21, 2003.

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

Date: 2/20/04

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Title	Date

By	/s/ G. J. RATCLIFFE G. J. Ratcliffe	Chairman of the Board	2/20/04

By	/s/ T. H. POWERS T. H. Powers	President and Chief Executive Officer and Director	2/20/04

By	/s/ W. T. TOLLEY W. T. Tolley	Senior Vice President and Chief Financial Officer	2/20/04

By	/s/ G. F. COVINO G. F. Covino	Corporate Controller and Chief Accounting Officer	2/20/04

By	/s/ E. R. BROOKS E. R. Brooks	Director	2/20/04

By	/s/ G. W. EDWARDS, JR. G. W. Edwards, Jr.	Director	2/20/04

By	/s/ J. S. HOFFMAN J. S. Hoffman	Director	2/20/04

By	/s/ A. MCNALLY IV A. McNally IV	Director	2/20/04

By	/s/ D. J. MEYER D. J. Meyer	Director	2/20/04

By	/s/ R. J. SWIFT R. J. Swift	Director	2/20/04

By	/s/ D. S. VAN RIPER D. S. Van Riper	Director	2/20/04

By	/s/ M. WALLOP M. Wallop	Director	2/20/04

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Hubbell Incorporated:

      Our audits of the consolidated financial statements referred to in our report dated February 18, 2004, appearing on page 37 of this Form 10-K also included an audit of the Financial Statement Schedule listed in the index on page 34 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Stamford, Connecticut

February 18, 2004

Schedule II

HUBBELL INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

      Reserves deducted in the balance sheet from the assets to which they apply:

		Additions
	Balance at	Charged to	Acquisitions/		Balance
	Beginning	Costs and	Disposition		at End
	of Year	Expenses	of Businesses	Deductions	of Year

	(In millions)
Allowances for doubtful accounts receivable:
Year 2001	$4.2	$7.6	$0.1	$(4.5)	$7.4
Year 2002	$7.4	$4.2	$3.0	$(2.3)	$12.3
Year 2003	$12.3	$1.8	$0.0	$(2.5)	$11.6
Allowances for excess/obsolete inventory:
Year 2001	$22.6	$16.1 *	$0.2	$(12.9)	$26.0
Year 2002	$26.0	$15.6 *	$13.8	$(10.6)	$44.8
Year 2003	$44.8	$11.1 *	$0.0	$(21.7)	$34.2
Valuation allowance on deferred tax assets:
Year 2001	$—	$—	$—	$—	$—
Year 2002	$—	$4.0	$—	$—	$4.0
Year 2003	$4.0	$0.9	$—	$—	$4.9

*	Includes the cost of product line discontinuances of $2.4 million, $5.4 million, and $13.0 million at December 31, 2003, 2002, and 2001, respectively.