Form 10-Q
period 2004-03-31
HUBBELL INC
filed 2004-05-07
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of April 30, 2004 were 9,430,069 and 51,131,171 respectively.

HUBBELL INCORPORATED

		Page
Part I	Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Income – Three months ended March 31, 2004 and 2003	3
	Consolidated Balance Sheets – March 31, 2004 and December 31, 2003	4
	Consolidated Statements of Cash Flows – Three months ended March 31, 2004 and 2003	5
	Notes to Consolidated Financial Statements – March 31, 2004	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	20
Part II.	Other Information
Item 1.	Legal Proceedings	N/A
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	20
Item 3.	Defaults upon Senior Securities	N/A
Item 4.	Submission of Matters to a Vote of Security Holders	N/A
Item 5.	Other Information	N/A
Item 6.	Exhibits	20
	Reports on Form 8-K and Signatures.	20
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

HUBBELL INCORPORATED

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31
	2004	2003
Net sales	$465.2	$419.4
Cost of goods sold	332.5	309.7

Gross profit	132.7	109.7
Selling & administrative expenses	80.4	74.8
Special charges	1.2	1.1

Operating income	51.1	33.8
Other income (expense):
Investment income	1.2	1.0
Interest expense	(5.1)	(5.2)
Other expense, net	—	(0.3)

Total other income (expense)	(3.9)	(4.5)

Income before income taxes	47.2	29.3
Provision for income taxes	13.2	7.6

Net Income	$34.0	$21.7

Earnings Per Share-Basic	$0.56	$0.37

Earnings Per Share-Diluted	$0.56	$0.36

Average number of common shares outstanding – Diluted	61.2	59.8

Cash Dividends Per Common Share	$0.33	$0.33

See notes to consolidated financial statements.

HUBBELL INCORPORATED

Consolidated Balance Sheets
(in millions)

	(unaudited)
	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and temporary cash investments	$222.4	$220.8
Accounts receivable (net)	267.1	227.1
Inventories (net)	214.6	207.9
Deferred taxes and other	51.0	53.5

Total current assets	755.1	709.3

Property, plant and equipment (net)	289.4	295.8
Other assets:
Investments	79.2	80.1
Goodwill	324.1	322.7
Intangible assets and other	89.7	91.5

Total Assets	$1,537.5	$1,499.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115.7	$103.6
Accrued salaries, wages and employee benefits	49.5	51.1
Accrued income taxes	48.2	34.9
Dividends payable	19.9	19.9
Other accrued liabilities	75.3	78.9

Total current liabilities	308.6	288.4

Long-term debt	298.9	298.8
Other non-current liabilities	82.9	82.5

Total liabilities	690.4	669.7

Shareholders’ equity	847.1	829.7

Total Liabilities and Shareholders’ Equity	$1,537.5	$1,499.4

See notes to consolidated financial statements.

HUBBELL INCORPORATED

Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Three Months Ended
	March 31
	2004	2003
Cash flows from operating activities
Net income	$34.0	$21.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13.1	13.0
Deferred income taxes	0.3	—
Special charges	0.2	—
Expenditures – streamlining and special charges	—	(1.8)
Changes in assets and liabilities:
Increase in accounts receivable	(39.2)	(8.3)
(Increase)/Decrease in inventories	(6.9)	3.7
Decrease in other current assets	2.6	3.4
Increase in accounts payable	12.1	1.8
Increase in other current operating liabilities	8.1	1.5
Other, net	0.9	0.7

Net cash provided by operating activities	25.2	35.7

Cash flows from investing activities
Capital expenditures	(6.8)	(5.0)
Purchases of available-for-sale investments	(17.9)	(17.5)
Proceeds from sale of available-for-sale investments	18.1	18.7
Other, net	1.6	1.0

Net cash used in investing activities	(5.0)	(2.8)

Cash flows from financing activities
Payment of dividends	(19.9)	(19.5)
Proceeds from exercise of stock options	3.7	1.5
Acquisition of treasury shares	(2.4)	—

Net cash used in financing activities	(18.6)	(18.0)

Increase in cash and temporary cash investments	1.6	14.9
Cash and temporary cash investments
Beginning of period	220.8	40.0

End of period	$222.4	$54.9

See notes to consolidated financial statements.

HUBBELL INCORPORATED
Notes to Consolidated Financial Statements
March 31, 2004
(unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, or “Registrant”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2003.

2. Stock-Based Compensation

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

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for stock options (in millions, except per share amounts):

	Three Months Ended
	March 31
	2004	2003
Net income, as reported	$34.0	$21.7
Deduct: Stock-based employee compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(1.5)	(1.1)

Pro forma Net income	$32.5	$20.6

Earnings per share:
Basic — as reported	$0.56	$0.37
Basic — pro forma	$0.54	$0.35
Diluted — as reported	$0.56	$0.36
Diluted — pro forma	$0.53	$0.35

3. Inventories are classified as follows (in millions):

	March 31,	December 31,
	2004	2003
Raw Material	$75.8	$75.1
Work-in-Process	48.5	47.2
Finished Goods	126.1	121.6

	250.4	243.9
Excess of FIFO costs over LIFO cost basis	(35.8)	(36.0)

Total	$214.6	$207.9

4. Earnings Per Share

     The following table sets forth the computation of earnings per share for the three months ended March 31, 2004 and 2003 (in millions, except per share amounts).

	Three Months Ended
	March 31
	2004	2003
Net income	$34.0	$21.7
Weighted average number of common shares outstanding during the period	60.3	59.3
Potential dilutive shares	0.9	0.5

Average number of shares outstanding — Diluted	61.2	59.8

Earnings per share — Basic	$0.56	$0.37

Earnings per share — Diluted	$0.56	$0.36

     A portion of the total number of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. The number of anti-dilutive options outstanding were 2.1 million and 4.1 million, respectively, as of March 31, 2004 and 2003.

5. Goodwill and Other Intangible Assets

     Changes in the carrying amount of goodwill for the three months ended March 31, 2004 by segment, were as follows (in millions):

	Segment
	Electrical	Power	Industrial Technology	Total
Balance December 31, 2003	$168.4	$112.7	$41.6	$322.7
Adjustments to goodwill	—	—	—	—
Translation adjustments	1.4	—	—	1.4

Balance March 31, 2004	$169.8	$112.7	$41.6	$324.1

     The Company’s policy is to perform its annual impairment testing in the second quarter of each year, unless circumstances dictate the need for more frequent assessments. In 2003, this testing resulted in implied fair values for each reporting unit which exceeded the reporting unit’s carrying value, including goodwill. Similarly, there were no impairments of indefinite-lived intangible assets.

     Identifiable intangible assets as of March 31, 2004 are recorded in Intangible assets and other in the Consolidated Balance Sheet and include approximately $21.5 million of indefinite-lived intangible assets not subject to amortization and $11.9 million of intangibles with definite lives that are being amortized and are presented net of accumulated amortization of $2.9 million. Indefinite-lived intangible assets primarily represent trade names, while definite-lived intangible assets primarily represent trademarks and patents, for which amortization expense is expected to be approximately $1.2 million per year over the next five years.

6. Shareholders’ Equity

     Shareholders’ equity is comprised of the following (in millions, except share and per share amounts):

	March 31,	December 31,
	2004	2003
Common stock, $.01 par value:
Class A-authorized 50,000,000 shares; Outstanding 9,430,069 and 9,490,069 shares	$0.1	$0.1
Class B-authorized 150,000,000 shares; Outstanding 50,953,885 and 50,788,635 shares	0.5	0.5
Additional paid-in-capital	252.0	249.7
Retained earnings	604.0	590.1
Accumulated other comprehensive income:
Pension liability adjustment	(4.1)	(4.1)
Cumulative translation adjustment	(4.8)	(5.8)
Cash flow hedge loss	(1.1)	(1.1)
Unrealized gain on investments	0.5	0.3

Total Accumulated other comprehensive income	(9.5)	(10.7)

Total Shareholders’ Equity	$847.1	$829.7

7. Special Charges

     Special Charges — Lighting Business Integration Program

     Special charges in the first quarter of 2004 and 2003 reflect expenses of $1.2 million and $1.1 million, respectively, related to the ongoing lighting business integration program. In addition, $0.2 million of inventory write-downs were recorded in Cost of goods sold in the first quarter of 2004. Accordingly, total charges in connection with the ongoing lighting business integration program in the first quarter of 2004 were $1.4 million.

     A detailed description of the actions associated with this program is included in “Restructuring and Special Charges” within Management’s Discussion and Analysis.

     The 2004 special charge primarily consisted of $1.2 million of cash expenditures for severance and other facility closure costs in connection with the relocation of the manufacturing and assembly of commercial lighting fixture products to Mexico. In addition, the write-off of inventory of $0.2 million was recorded in Cost of goods sold. In the first quarter of 2003, $1.1 million of expenditures were recorded consisting primarily of costs associated with the closure of a manufacturing facility.

8. Comprehensive Income:

     Total comprehensive income and its components are as follows (in millions):

	Three Months Ended
	March 31
	2004	2003
Net income	$34.0	$21.7
Foreign currency translation adjustments	1.0	0.9
Unrealized gain on investments	0.2	—

Comprehensive income	$35.2	$22.6

9. Segment Information

     The following table sets forth financial information by business segment (in millions):

	Three Months Ended
	March 31
	2004	2003
Net Sales
Electrical	$345.3	$312.1
Power	87.8	79.0
Industrial Technology	32.1	28.3

Total Sales	$465.2	$419.4

Operating Income
Electrical	$38.6	$26.8
Special charges	(1.4)	(1.1)

Total Electrical	37.2	25.7
Power	10.5	6.4
Industrial Technology	3.4	1.7

Total Operating Income	51.1	33.8
Other income (expense), net	(3.9)	(4.5)

Income before income taxes	$47.2	$29.3

10. Net Periodic Benefits Cost

     The following table sets forth the components of pension and other benefits cost for the three months ended March 31, (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31		March 31
	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$3.6	$3.0	$0.1	$0.1
Interest cost	6.9	6.3	0.7	0.5
Expected return on plan assets	(7.3)	(5.6)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Amortization of actuarial losses	0.3	0.5	0.1	0.1

Net periodic benefits cost	$3.6	$4.3	$0.9	$0.7

     Employer Contributions

     The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute between $10–$30 million to its domestic, defined benefit pension plans and $2-$3 million to its international pension plans in 2004. As of March 31, 2004 no significant contributions have been made to these plans. The Company anticipates contributing the majority of these amounts to its pension plans during the fourth quarter of 2004.

11. Guarantees

     The Company may extend certain financial guarantees to third parties. As of March 31, 2004 the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

     The Company offers a product warranty which covers defects on most of its products. These warranties apply only to products that are properly used for their intended purpose, installed correctly, and properly maintained. The Company generally accrues estimated warranty costs at the time of sale. Estimated warranty expenses are based upon historical information such as past experience, product failure rates, or the number of units to be repaired. Adjustments are made to the product warranty accrual as claims are incurred or as historical experience indicates. The liability is reviewed for reasonableness on a quarterly basis and may be adjusted as additional information regarding expected warranty costs become known. Changes in the accrual for product warranties in the first three months of 2004 are set forth below.

(In millions)
Balance at December 31, 2003	$4.9
Current year provision	0.9
Expenditures	(1.2)

Balance at March 31, 2004	$4.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW AND SUMMARY OF BUSINESS STRATEGY

     In the first quarter of 2004, net sales increased by 11% compared to the first quarter of 2003. All business segments reported higher sales. The majority of the year-over-year increase is due to stronger end user demand as a result of improved economic conditions in the Company’s served markets. However, the Company’s served markets were particularly depressed in the 2003 first quarter as a result of the impending Iraqi conflict.

     During the first quarter of 2004, many of the business units within each segment announced price increases with effective dates of March or April of 2004. These announcements were a result of rapid and significant increases in the cost of base materials which go into the Company’s products such as steel, copper, aluminum, and bronze. Although these price actions in most instances will not take effect until the second quarter, the effect of the first quarter announcements caused some customers to accelerate product demand and provide additional sales for the Company in the first quarter of 2004.

     There are indications of a recovery in the general economy. However, with the exception of the residential and industrial maintenance and repair sectors, the pace of recovery for the Company’s served markets continues to be slow. Market conditions continue to be soft in the commercial and industrial construction markets. The utility market is essentially unchanged. However, the residential construction market remains very strong.

     Operating income increased across all business segments and operating margin improved by nearly 3 percentage points year-over-year. The increased sales volume and productivity improvements were the primary contributors to improved margins. Increased raw material costs had only a modest effect on profitability in the first quarter. However, the effects of these increased costs are expected to more significantly impact the Company in the second quarter and throughout the remainder of the year.

     See further detail under “Segment Results” included herein.

     The Company’s business strategy incorporates the following objectives:

•	Transformation of business processes. The Company has committed to applying lean process improvement techniques throughout the enterprise to eliminate waste, improve efficiency and create speed and certainty in decision making. The Company is now in its third year of a long-term project to implement lean initiatives throughout the Company.

•	Working capital efficiency. The Company continues to focus on working capital initiatives. In the first quarter of 2004, net inventory increased $6.7 million as a result of an increased order backlog and higher sales volume. However, days supply of inventory improved by 2 days versus the fourth quarter of 2003. Additionally, days supply of inventory improved 17 days compared with the first quarter of 2003. Accounts receivable days outstanding and accounts payable days outstanding also improved versus the first quarter of 2003.

•	Lighting integration and cost reduction. The Company continues to execute a multi-year program to consolidate and streamline its lighting businesses. Actions include facility consolidations, workforce reductions, and product rationalizations. Integral to this initiative is a move toward increased production and product sourcing from low cost countries.

•	Global sourcing. The Company is focused on expanding its global product and component sourcing and supplier cost reduction program. The Company’s active involvement in consolidating suppliers, participating in reverse auctions, and vendor partnering shortens lead times, improves quality and delivery and reduces costs. Approximately 11% of total Cost of goods sold is currently sourced from low cost countries with a goal to more than double this amount over the next several years.

•	Acquisitions in the Company’s core markets. The Company continues to seek out prospective acquisitions that would enhance its core electrical component businesses — wiring systems, lighting fixtures and controls, rough-in electrical products, and utility products.

•	Common, enterprise-wide business information system. A multi-year project is underway to provide a state-of-the-art business system to meet the needs of the business. SAP software will be installed across all businesses in a series of staged implementations over the next two years, with the first implementation expected to take place in the fourth quarter of 2004. The enterprise-wide business system is expected to provide several benefits:

—	Standardization of business processes and information with improved analysis of business drivers and operational performance.

—	Common, standardized interfaces with customers and suppliers.

—	Improved support of Hubbell’s cost reduction and process improvement initiatives.

—	Rapid integration of acquired businesses.

     The Company expensed approximately $2.9 million and $0.4 million, respectively, in the first quarter of 2004 and 2003, primarily related to external consulting costs. In the first quarter of 2004, the Company capitalized $0.6 million of costs (recorded in “Intangible assets and other” in the Consolidated Balance Sheet) associated with the project. As of March 31, 2003, no costs associated with this project had been capitalized. As of March 31, 2004, this project is on time and on budget. However, many of the critical actions of this initiative are still to be addressed. Management estimates 2004 expenses will be in a range of $8-$12 million, pretax, with capitalized costs in a range of $10-$15 million. The Company expects to spend approximately $40-$60 million in total on its business system initiative over the next 2 1/2 years of which approximately $20-$30 million of the cost will be capitalized and $20-$30 million will be expensed.

Summary of Consolidated Results
In millions, except per share data

	Three Months Ended
	March 31
		% of		% of
	2004	Net sales	2003	Net sales
Net sales	$465.2		$419.4
Cost of sales	332.5		309.7

Gross profit	132.7	28.5%	109.7	26.2%
Selling & administrative expenses	80.4	17.3%	74.8	17.8%
Operating income	51.1	11.0%	33.8	8.1%
Earnings per share — diluted	$0.56		$0.36

Net Sales

     Net sales for the 2004 first quarter of $465.2 million increased 11% over the first quarter of 2003 with all segments contributing to the increase. Increased sales were the result of a continuing recovery in several of the Company’s served markets. The first quarter of 2004 had on average one more shipping day than the first quarter of 2003 which accounted for approximately 2% of the increase. Favorable foreign currency exchange rates contributed approximately 1% of the increase. Selling price increases announced during the quarter (discussed above) had a negligible impact on sales in the first quarter of 2004 compared to the first quarter of 2003. However, management believes these announcements resulted in customer orders being accelerated into the first quarter contributing to higher sales in the quarter.

     Sales to the retail and residential construction market increased approximately 18% in the first quarter of 2004 compared to the same period in 2003 and represent approximately 15% of the Company’s consolidated net sales.

Gross Profit

     Gross profit margin in the first quarter of 2004 increased to 28.5% compared to 26.2% in the first quarter of 2003. The improvement in gross profit margin is primarily attributable to higher margins in the Company’s lighting businesses due to higher sales of residential and certain commercial and industrial products and improved profitability due to the lighting integration program. The Company’s other major businesses, including wiring systems, electrical products, and the Power and Industrial Technology segments also reported higher gross profit percentages for the first quarter of 2004 versus the same period in 2003 due to incremental sales volume, favorable product mix, and productivity improvements.

Selling & Administrative (S&A) Expenses

     S&A expenses in the first quarter of 2004 increased compared to the first quarter of 2003 due to higher employee benefit costs and expenses related to the Company’s enterprise-wide business system initiative. However, S&A expenses as a percentage of net sales decreased for the first quarter of 2004 to 17.3% from 17.8% of net sales in the first quarter of 2003 due to the increased sales volume in 2004.

Restructuring and Special Charges

     Special charges in the first quarter of 2004 reflect expenses of $1.2 million in connection with the ongoing lighting business integration program. In addition, $0.2 million of inventory write-downs were recorded in Cost of goods sold in the first quarter of 2004. Accordingly, total charges in connection with the ongoing lighting business integration program in the first quarter of 2004 were $1.4 million.

     The integration and streamlining of the Company’s lighting operations is a multi-year initiative. Many of the actions were developed in conjunction with the acquisition of LCA in April 2002. Individual projects within the initiative consist of factory, office and warehouse closures, personnel realignments, and costs to streamline and combine product offerings. Total costs from the start of the program in 2002 through its expected completion in 2006 are expected to range from $60-$85 million. In addition, capital expenditures of $20-$40 million are forecast, most of which has not yet been spent. The largest capital project relates to a potential new headquarters facility for the lighting business.

     In December 2002, phase I of the initiative totaling approximately $20 million was approved, consisting of approximately 30 individually identified actions. In connection with these actions, special charges of $5.4 million and $4.9 million were accrued in December 2002 for product line rationalization and business reorganization costs, respectively. The product line rationalization reflected the write-down of discontinued inventories. Reorganization costs primarily consisted of a factory closure, warehouse consolidations and workforce realignment. In addition to the $10.3 million of special charges to profit and loss in 2002, $2.0 million of costs were accrued at December 31, 2002 in the purchase accounting for the acquisition of LCA in connection with the closure and consolidation of an acquired business unit’s headquarters location. The unaccrued costs of these actions were recognized in the financial statements only when incurred in accordance with applicable accounting rules.

     In 2003, phase I was extended to include two additional actions related to the discontinuance of an additional product line and the relocation of manufacturing to an existing facility in Mexico. In total, these actions were approved with a combined budgeted amount of $11.0 million, of which $4.6 million was accrued and recorded as a special charge when announced. Savings from phase I actions are expected to range from $10-$15 million, pre-tax, when fully implemented in 2005. Approximately one-half of these savings is expected to be realized in 2004 with approximately $2 million realized in the first quarter. However, a portion of these savings has been and will be used to offset costs and other competitive marketplace pressures as opposed to adding directly to the net profitability of the Electrical segment.

     Through December 31, 2003, all of the accrued amounts associated with phase I actions had been utilized consisting of $3.5 million of employee benefits, $8.0 million of asset write-downs and $2.8 million of exit costs. The asset write-down amount is net of a $2.6 million reversal to income in 2003. In addition, $5.9 million of costs associated with the phase I actions were expensed as incurred.

     Through March 31, 2004, all but two of the 32 identifiable phase I actions have been substantially completed. These two remaining actions involve the outsourcing of a product line to a low cost country source and the relocation of a U.S.-based commercial products manufacturing facility to an existing facility in Mexico. Remaining budgeted costs of these projects totaling approximately $10 million are expected to be substantially incurred by the end of 2004. Of the total remaining expense, approximately 50% is expected to result in a cash outlay in 2004.

     Additional costs totaling approximately $15-$25 million are expected to be approved throughout the remainder of 2004 for new lighting streamlining actions. These costs are expected to be associated with the consolidation of U.S. commercial lighting manufacturing operations, additional production moves to Mexico, as well as facility consolidations. Special charge costs for these programs are expected to begin in the second quarter. Approximately 70%-80% of the total amount to be expensed is expected to be associated with cash outlays. An additional $3-$6 million of capital is also forecast to be required for these projects. In 2005, an additional $15-$25 million of expense is forecast for actions associated with the lighting streamlining. Cash expenditures are estimated to be 50%-60% of this amount. Gross, pre-tax savings associated with these costs are forecast to be $10-$20 million on an ongoing, annualized basis beginning in 2007. However, when realized, a portion of these savings will be used to offset costs and other competitive pressures as opposed to adding directly to the net profitability of the Electrical segment.

     In addition to the lighting business integration program, other streamlining and cost reduction actions are expected to be approved within the Electrical segment in 2004 involving manufacturing capacity reduction and product outsourcing. Amounts expensed in connection with these programs are expected to range from $5-$15 million for asset write-downs, severance and other costs.

Other Income/Expense

     In the first quarter of 2004, investment income increased versus the first quarter of 2003 due to higher average investment balances. Interest expense was essentially unchanged in the first quarter of 2004 compared to the first quarter of 2003.

Income Taxes

     The Company’s effective tax rate for the first quarter of 2004 was 28% compared to 26% in the first quarter of 2003. This increase reflects a higher mix of U.S. earnings in 2004 primarily as a result of higher profitability at the Company’s lighting operations.

     The U.S. federal tax benefits derived from the Company’s Puerto Rico operations are currently set to expire on December 31, 2005. The Company is evaluating alternative methods to mitigate the loss of these benefits prior to the date of expiration.

Net Income and Earnings Per Share

     Net income and diluted earnings per share increased in the first quarter of 2004 compared to the first quarter of 2003 due to higher sales and gross profit margins, partly offset by higher S&A expenses and a higher effective tax rate.

Segment Results

Electrical

	Three Months Ended
	March 31
	2004	2003
	(In millions)
Net sales	$345.3	$312.1
Operating income	37.2	25.7
Operating margins	10.8%	8.2%

     Electrical segment sales in the first quarter of 2004 increased 11% compared to the 2003 first quarter. Sales in the lighting business increased 9% in the first quarter of 2004 compared to the first quarter of 2003 primarily due to higher orders and shipments of residential and commercial fluorescent lighting fixture products. Residential lighting demand improved as a result of continued year-over-year growth in the underlying market as well as gains in share of market. While the fluorescent lighting business experienced higher first quarter 2004 project activity versus 2003, higher sales are also believed to have resulted from orders placed ahead of announced selling price increases. Sales of wiring systems increased 12% in the quarter versus 2003 due primarily to higher industrial maintenance, repair and operations (“MRO”) activity and strength in the Canadian market, partly due to favorable foreign currency exchange rates. Raco rough-in electrical products posted higher sales due in part to customer pre-buying in advance of announced selling price increases and having an extra shipping day in 2004 versus 2003. Harsh and hazardous products reported higher first quarter 2004 sales due to improved international project activity and favorable foreign currency exchange rates.

     Operating margin improvement in the first quarter of 2004 compared to the first quarter of 2003 was primarily due to higher gross profit margins throughout the businesses in the segment due to a combination of higher sales, a favorable mix of higher margin products, lower product cost resulting from product outsourcing, and profitability improvements in connection with the Company’s lean initiatives and the lighting integration program. Special charges in the first quarter of 2004 for lighting integration were $1.4 million compared to $1.1 million in the first quarter of 2003.

Power

	Three Months Ended
	March 31
	2004	2003
	(In millions)
Net sales	$87.8	$79.0
Operating income	$10.5	$6.4
Operating margins	12.0%	8.1%

     Net sales in the Power segment increased 11% in the first quarter of 2004 versus the first quarter of 2003. Product sales related to the pole-line hardware business accounted for approximately 3% of the increase. The remaining increase was primarily due to a combination of strengthening in the economy which has resulted in increased maintenance spending by domestic utility accounts, acceleration of product demand due to announced price increases, and a low inventory to sales position at distributors. Operating margins improved in the first quarter of 2004 compared to the first quarter of 2003 due to higher sales and favorable product mix. In addition, operating margins in the first quarter of 2003 were impacted by costs incurred in connection with integrating the pole-line hardware business acquired in September 2002.

Industrial Technology

	Three Months Ended
	March 31
	2004	2003
	(In millions)
Net sales	$32.1	$28.3
Operating income	3.4	1.7
Operating margins	10.6%	6.0%

     Net sales in the Industrial Technology segment for the first quarter of 2004 increased 13% compared to the first quarter of 2003. All businesses in the segment contributed to the increase. First quarter sales at the GAI-Tronics business improved 13% as a result of strong sales of security oriented communications equipment. Operating margins improved in the first quarter of 2004 compared to the first quarter of 2003 primarily as a result of the increased sales. Profitability improvements in the high voltage business and a favorable product mix at GAI-Tronics also contributed to the improved operating margin.

Outlook

     The Company’s outlook for 2004 is as follows:

Markets

     The Company expects overall conditions in the major markets served by its businesses to continue to slowly improve, with the exception of residential markets, which are expected to remain strong or decline modestly from their current historic highs. Industrial demand related to MRO improved year-over-year in the first quarter and is expected to continue to increase. Conversely, industrial and commercial construction markets are showing little change and continue to be weak. Domestic utility markets are expected to move with the general direction of the overall economy. The investment required to modernize the U.S. transmission and distribution infrastructure is not expected to generate significant increases in demand for the Company’s products until 2005 or beyond.

Sales and Profits

     Management’s outlook for full year 2004 net sales is for an increase of 4%-8% over 2003 levels reflecting continuing slow improvement in end use markets and the impact of new product programs, price increases and, in select businesses, a modest amount of market share gain. Foreign currency exchange rates are not expected to have a material impact on the Company’s sales. Higher percentage year-over-year net sales increases reported in the first quarter of 2004 versus those forecast for the full year 2004 are primarily a result of management’s estimates of customer pre-buying in anticipation of price increases, which occurred in the first quarter.

     Operating margins are forecast to improve by 100 to 150 basis points as a result of higher sales and productivity programs the Company has implemented.

     Full year operating income is expected to be affected by increasing costs of commodities used in the production of the Company’s products including steel, brass, aluminum, copper and bronze. The costs of these base materials have risen steadily throughout the first quarter and by year end are projected to have increased $20-$25 million on a full year basis. The extent to which price increases are able to offset these higher costs will be a significant element of the Company’s profitability in 2004.

     Management now forecasts 2004 diluted earnings per share in a range of $2.15 - $2.40, excluding charges for restructuring discussed above under “Restructuring and Special Charges”.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL

Cash Flow

	Three Months Ended
	March 31
	2004	2003
	(In Millions)
Net cash provided by (used in):
Operating activities	$25.2	$35.7
Investing activities	(5.0)	(2.8)
Financing activities	(18.6)	(18.0)

Net change in cash and temporary cash investments	$1.6	$14.9

     Cash flows provided from operating activities for the three months ended March 31, 2004 decreased $10.5 million from the comparable period in 2003. The decrease reflects a higher use of cash to fund accounts receivable due to an increase in sales in the first quarter of 2004 versus the comparable period of 2003 and increased inventory balances to support higher orders, partly offset by higher accounts payable balances and higher income tax accruals.

     Cash flow from investing activities aggregated to a use of cash of $5.0 million in the first three months of 2004 compared to a $2.8 million use of cash in the first three months of 2003 primarily as a result of modestly higher capital expenditures. In the first three months of 2004, investing cash outflows includes $0.2 million of net purchases of investments compared to $1.2 million of net purchases of investments in the first three months of 2003. Net cash used for financing activities increased $0.6 million in the first three months of 2004 when compared to the same period in 2003 as a result of $2.4 million of cash used to repurchase common shares, partly offset by an incremental $2.2 million of proceeds from exercises of stock options in 2004 versus 2003, and a higher dividend payment.

Investments in the Business

     In the first quarter of 2004, the Company spent a total of $6.8 million on capital expenditures of which $6.2 million represents additions to property, plant and equipment and $0.6 million was capitalized software (recorded in “Intangible assets and other” in the Consolidated Balance Sheet) in connection with the enterprise-wide business system initiative. Additions to property, plant and equipment increased approximately 24% from the comparable period in 2003 due to increased automation and improvements in the Electrical segment.

     In 2004, the Company will continue to invest in process improvement through its lean initiatives. In the third year of this initiative, the Company expects eighteen major facilities and approximately 40% of its workforce will participate in business process improvement events.

     In 2003, the Company’s Board of Directors approved a stock repurchase program. The stock repurchase program replaced and superceded the program announced in December 2000 and authorized the repurchase of up to $60.0 million of the Company’s Class A and Class B common stock. Stock repurchases will be implemented through open market and privately negotiated transactions. The timing of such transactions depends on a variety of factors, including market conditions. The program is expected to be completed over the next three years. In the first three months of 2004, the Company used $2.4 million of cash to repurchase common shares. Since this program’s inception in 2003, the Company used $7.7 million of cash to repurchase common shares.

     Also see the discussion under “Restructuring and Special Charges” above.

Working Capital

	March 31,	December 31,
	2004	2003
	(In Millions)
Current Assets	$755.1	$709.3
Current Liabilities	308.6	288.4

Working Capital	$446.5	$420.9

Working capital increased $25.6 million from December 2003 to March 2004 due primarily to an increase in accounts receivable due to the higher sales offset in part by higher accounts payable and accrued liabilities. Working capital initiatives are in place at all Company locations which emphasize improved inventory management, faster collection of accounts receivable, and negotiation of more favorable supplier payment terms. At the end of March 2004, days of inventory on hand and the number of days sales outstanding in accounts receivable improved by 2 days and 1 day, respectively, compared to the fourth quarter of 2003.

Debt to Capital

     The definition of debt to total capital as disclosed below is a non-GAAP measure that may not be comparable to definitions used by other companies. The Company believes that its ratio of debt to total capital is appropriate for measuring its financial leverage.

	March 31,	December 31,
	2004	2003
	(In Millions)
Total Debt	$298.9	$298.8
Total Shareholders’ Equity	847.1	829.7

Total Capital	$1,146.0	$1,128.5

Debt to Total Capital	26%	26%

Cash and Investments	$301.6	$300.9
Net Debt (Total debt less cash and investments)	$(2.7)	$(2.1)

     At March 31, 2004, Cash and Investments exceeded Total Debt by $2.7 million compared to $2.1 million of excess Cash and Investments over Total Debt at December 31, 2003. Debt to Total Capital was 26%, consistent with December 31, 2003.

     At March 31, 2004 and December 31, 2003, the Company’s debt consisted solely of long-term notes. These notes are fixed rate indebtedness, with amounts of $100 million and $200 million due in 2005 and 2012, respectively. These long-term notes are not callable and are only subject to accelerated payment prior to maturity if the Company fails to meet certain non-financial covenants, all of which were met at March 31, 2004. The most restrictive of these covenants limits the Company’s ability to enter into mortgages and sale-leasebacks of property having a net book value in excess of $5 million without the approval of the Note holders. Borrowings were also available from committed bank credit facilities up to $200 million, although these facilities were not used during the first three months of 2004. Borrowings under credit agreements generally are available with an interest rate equal to the prime rate or at a spread over the London Interbank Offered Rate (LIBOR). Annual commitment fee requirements to support availability of the credit facility total approximately $0.2 million. The Company’s credit facility includes covenants that the Company’s shareholders’ equity will be greater than $524.6 million and total debt will not exceed $750 million. The Company was in compliance with all debt covenants as of March 31, 2004.

     Although not the principal source of liquidity for the Company, management believes its credit facilities are capable of providing significant financing flexibility at reasonable rates of interest. However, a significant deterioration in the results of operations or cash flows, leading to deterioration in financial condition, could either increase the Company’s borrowing costs or restrict the Company’s ability to borrow. The Company has not entered into any other guarantees, commitments or obligations that could give rise to material unexpected cash requirements.

Liquidity

     Management measures liquidity on the basis of the Company’s ability to meet short-term and long-term operational funding needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, cash dividend payments, stock repurchases, access to bank lines of credit and the Company’s ability to attract long-term capital with satisfactory terms.

     Internal cash generation together with currently available cash and investments, available borrowing facilities and an ability to access credit lines if needed, are expected to be more than sufficient to fund operations, the current rate of cash dividends, capital expenditures, and any increase in working capital that would be required to accommodate a higher level of business activity. The Company actively seeks to expand by acquisition as well as through the growth of its current businesses. While a significant acquisition may require additional debt and/or equity financing, the Company believes it would be able to obtain acquisition financing based on its favorable historical earnings performance and strong financial position.

Debt Ratings

     Debt ratings of the Company’s debt securities at March 31, 2004, which remained consistent with ratings as of December 31, 2003, appear below.

	Standard & Poors	Moody’s Investor Services	Fitch
Senior Unsecured
Debt Commercial Paper	A+ A-1	A3 P-2	A F1

Critical Accounting Policies

     A summary of the Company’s significant accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2003. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of its financial statements with useful and reliable information about the Company’s operating results and financial condition.

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

Recently Issued Accounting Pronouncements

     In January 2003, Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” was issued. FIN No. 46 requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specific characteristics. The provisions of FIN 46, as amended, were effective immediately for those variable interest entities created after January 31, 2003, but were delayed until the first interim or annual period ending after March 15, 2004 for those variable interest entities held prior to February 1, 2003. Implementation of this interpretation had no material effect on the Company’s financial position or results of operations.

     In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). Therefore, the amounts included in the financial statements related to the Company’s postretirement benefit plans do not reflect the effects of the Act. The effect of the Act is expected to reduce the Company’s ultimate obligation for postretirement benefit obligations. However, the effect is not expected to be material to the Company’s results of operations, cash flows or financial position.

Forward-Looking Statements

     Some of the information included in this Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about the Company’s capital resources, performance and results of operations and are based on management’s reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in operating results, anticipated market conditions, and economic recovery are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “could”, “may”, “subject to”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, and “scheduled”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Such forward-looking statements involve numerous assumptions, known and unknown risks, uncertainties and other such factors, that could cause actual and future performance or achievements of the Company to be materially different or incorrect from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to:

•	Achieving sales levels to fulfill revenue expectations.

•	Realization of price increases.

•	Anticipated operating margin improvements.

•	Expected levels of operating cash flow and uses of cash.

•	Ability to achieve projected levels of efficiencies, cost savings and cost reduction measures.

•	Availability and costs of raw materials and purchased components.

•	Net cash expenditures and timing of actions in connection with restructuring and special charges.

•	Cash expenditures and timing of actions in connection with the Company’s enterprise-wide business information system initiative.

•	General economic and business conditions in particular industries or markets.

•	Expected benefits of process improvements and other lean initiatives.

•	Ability to carry out future acquisitions in the Company’s core businesses.

•	Future levels of indebtedness and capital spending.

•	Future repurchases of common stock under the Company’s common stock repurchase program.

•	Ability to continue business relationships with major customers.

•	Anticipated future global product sourcing levels.

•	Adverse changes in foreign currency exchange rates.

•	Pension plan assumptions and future contributions.

•	Unexpected costs or charges, certain of which might be outside the control of the Company.

•	Competition.

     Any such forward-looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements. The Company disclaims any duty to update any forward-looking statement, all of which are expressly qualified by the foregoing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, raw material prices, foreign sourcing issues, and interest rates. Each of these risks and the Company’s strategies to manage the exposure are consistent with the prior year in all material respects. There has been no significant change in these risks or in the Company’s strategies to manage the exposure during the first three months of 2004. However, the Company’s product procurement practices continue to emphasize an increased level of purchases from international locations, primarily China, which subjects the Company to increased political and exchange risk. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ending December 31, 2003.

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

     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information (including consolidated subsidiaries) required to be included in Exchange Act reports. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	Approximate
			Number of	Dollar Value of
			Shares	Shares
	(a) Total		Purchased as	that May Yet Be
	Number of		Part of Publicly	Purchased Under
	Shares	(b) Average	Announced	the
Period	Purchased	Price Paid per	Program	Program
	(000’s)	Share	(000’s)	(000’s)

January 2004	30	$41.39	30	$53,400

February 2004	30	$37.84	30	$52,300

March 2004	—	—	—	$52,300

     In September 2003, the Company’s Board of Directors approved a stock repurchase program and authorized the repurchase of up to $60.0 million of the Company’s Class A and Class B common stock. Stock repurchases will be implemented through open market and privately negotiated transactions. The timing of such transactions depends on a variety of factors, including market conditions. The program will expire in September 2006. The Company has no other repurchase programs.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith

REPORTS ON FORM 8-K

     On January 20, 2004 the Company filed a Form 8-K to include its Press Release dated January 20, 2004 pertaining to the financial results of the Company for the year ended December 31, 2003 as required under Item 12, Disclosure of Results of Operations and Financial Condition.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBBELL INCORPORATED
	/s/ William T. Tolley	/s/ Gregory F. Covino

Dated: May 7, 2004	William T. Tolley Senior Vice President and Chief Financial Officer	Gregory F. Covino Corporate Controller