Form 10-Q
period 2004-06-30
HUBBELL INC
filed 2004-08-05
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒            No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of August 2, 2004 were 9,418,569 and 51,444,780, respectively.

HUBBELL INCORPORATED

Page
Part I Financial Information
Item 1. Financial Statements
Consolidated Statements of Income – Three and six months ended June 30, 2004 and 2003	3
Consolidated Balance Sheets – June 30, 2004 and December 31, 2003	4
Consolidated Statements of Cash Flows – Six months ended June 30, 2004 and 2003	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	24
Part II Other Information
Item 1. Legal Proceedings	N/A
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	24
Item 3. Defaults upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 5. Other Information	N/A
Item 6. Exhibits and Reports on Form 8-K	25
Signatures	26
AMENDED STOCK OPTION PLAN FOR KEY EMPLOYEES
CERTIFICATION OF CEO
CERTIFICATION OF CFO
CERTIFICATION OF CEO
CERTIFICATION OF CFO

HUBBELL INCORPORATED

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Net sales	$502.9	$449.3	$968.1	$868.7
Cost of goods sold	362.7	333.6	695.2	643.2

Gross profit	140.2	115.7	272.9	225.5
Selling & administrative expenses	83.2	75.0	163.6	149.9
Special charges	9.5	4.8	10.7	5.9

Operating income	47.5	35.9	98.6	69.7
Other income (expense):
Investment income	1.0	1.0	2.2	2.0
Interest expense	(5.1)	(5.1)	(10.2)	(10.3)
Other income (expense), net	(0.5)	0.9	(0.5)	0.6

Total other income (expense)	(4.6)	(3.2)	(8.5)	(7.7)

Income before income taxes	42.9	32.7	90.1	62.0
Provision for income taxes	11.5	8.5	24.7	16.1

Net Income	$31.4	$24.2	$65.4	$45.9

Earnings Per Share-Basic	$.52	$.41	$1.08	$.77

Earnings Per Share-Diluted	$.51	$.40	$1.07	$.76

Average number of common shares outstanding – Diluted	61.6	59.9	61.4	59.9

Cash Dividends Per Common Share	$.33	$.33	$.66	$.66

See notes to consolidated financial statements.

HUBBELL INCORPORATED

Consolidated Balance Sheets
(in millions)

	(unaudited)
	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and temporary cash investments	$261.9	$220.8
Accounts receivable (net)	285.3	227.1
Inventories (net)	222.4	207.9
Deferred taxes and other	52.7	53.5

Total current assets	822.3	709.3

Property, plant and equipment (net)	276.1	295.8
Other assets:
Investments	77.1	80.1
Goodwill	323.3	322.7
Intangible assets and other	83.7	91.5

Total Assets	$1,582.5	$1,499.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$133.5	$103.6
Accrued salaries, wages and employee benefits	60.1	51.1
Accrued income taxes	37.9	34.9
Dividends payable	20.0	19.9
Other accrued liabilities	80.7	78.9

Total current liabilities	332.2	288.4

Long-term debt	298.9	298.8
Other non-current liabilities	82.7	82.5

Total liabilities	713.8	669.7
Shareholders’ equity	868.7	829.7

Total Liabilities and Shareholders’ Equity	$1,582.5	$1,499.4

See notes to consolidated financial statements.

HUBBELL INCORPORATED

Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Six Months Ended
	June 30
	2004	2003
Cash flows from operating activities
Net income	$65.4	$45.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25.7	26.4
Deferred income taxes	0.6	—
Non-cash special charges	7.7	2.8
Changes in assets and liabilities:
Increase in accounts receivable	(58.3)	(31.0)
(Increase)/decrease in inventories	(15.5)	30.6
Decrease in other current assets	6.9	4.2
Increase in accounts payable	29.9	—
Increase in other current operating liabilities	13.6	7.3
Other, net	3.6	4.0

Net cash provided by operating activities	79.6	90.2

Cash flows from investing activities
Capital expenditures	(14.9)	(12.3)
Purchases of available-for-sale investments	(27.5)	(27.5)
Proceeds from sale of available-for-sale investments	29.0	28.0
Purchases of held-to-maturity investments	—	(15.0)
Proceeds from maturities/sales of held-to-maturity investments	—	15.0
Other, net	4.1	8.1

Net cash used in investing activities	(9.3)	(3.7)

Cash flows from financing activities
Payment of dividends	(39.8)	(39.1)
Proceeds from exercise of stock options	13.4	2.6
Acquisition of treasury shares	(2.8)	—

Net cash used in financing activities	(29.2)	(36.5)

Increase in cash and temporary cash investments	41.1	50.0
Cash and temporary cash investments
Beginning of period	220.8	40.0

End of period	$261.9	$90.0

See notes to consolidated financial statements.

HUBBELL INCORPORATED

Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, or “Registrant”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

2. Stock-Based Compensation

     The Company accounts for employee stock option and performance plans using the intrinsic value based method of accounting for such plans in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” where compensation expense per option granted is measured as the excess, if any, of the quoted market price of the Company’s stock at the measurement date over the exercise price.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” for stock options for the three and six months ended June 30, 2004 and 2003 (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Net income, as reported	$31.4	$24.2	$65.4	$45.9
Deduct: Stock-based employee compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(1.3)	(1.1)	(2.8)	(2.2)

Pro forma Net income	$30.1	$23.1	$62.6	$43.7

Earnings per share:
Basic — as reported	$.52	$.41	$1.08	$.77
Basic — pro forma	$.50	$.39	$1.04	$.74
Diluted — as reported	$.51	$.40	$1.07	$.76
Diluted — pro forma	$.49	$.39	$1.02	$.73

3. Inventories:

     Inventories are comprised of the following (in millions):

	June 30,	December 31,
	2004	2003
Raw Material	$76.7	$75.1
Work-in-Process	46.8	47.2
Finished Goods	134.5	121.6

	258.0	243.9
Excess of FIFO costs over LIFO cost basis	(35.6)	(36.0)

Total	$222.4	$207.9

4. Earnings Per Share

     The following table sets forth the computation of earnings per share for the three and six months ended June 30, 2004 and 2003 (in millions, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Net income	$31.4	$24.2	$65.4	$45.9

Weighted average number of common shares outstanding-Basic	60.6	59.3	60.5	59.3
Potential dilutive shares	1.0	0.6	0.9	0.6

Average number of shares outstanding — Diluted	61.6	59.9	61.4	59.9

Earnings per share — Basic	$.52	$.41	$1.08	$.77

Earnings per share — Diluted	$.51	$.40	$1.07	$.76

     A portion of the total number of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. The number of anti-dilutive options outstanding were 1.6 million for the second quarter and six months ended June 30, 2004. The number of anti-dilutive options outstanding were 3.6 million for the second quarter and six months ended June 30, 2003.

5. Goodwill and Other Intangible Assets

     Changes in the carrying amount of goodwill for the six months ended June 30, 2004, by segment, were as follows (in millions):

	Segment
			Industrial
	Electrical	Power	Technology	Total
Balance December 31, 2003	$168.4	$112.7	$41.6	$322.7
Translation adjustments	0.6	—	—	0.6

Balance June 30, 2004	$169.0	$112.7	$41.6	$323.3

     The Company’s policy is to perform its annual impairment testing in the second quarter of each year, unless circumstances dictate the need for more frequent assessments. In 2004, this testing resulted in implied fair values for each reporting unit which exceeded the reporting unit’s carrying value, including goodwill. Consequently, there were no impairments of goodwill or indefinite-lived intangible assets.

     Identifiable intangible assets as of June 30, 2004 are recorded in “Intangible assets and other” in the Consolidated Balance Sheets and include approximately $21.5 million of indefinite-lived intangible assets not subject to amortization and $10.4 million of intangibles with definite lives that are being amortized and are presented net of accumulated amortization of $2.4 million. Indefinite-lived intangible assets primarily represent trade names, while definite-lived intangible assets primarily represent trademarks and patents, for which amortization expense is expected to be approximately $1.2 million per year over the next five years.

6. Shareholders’ Equity

     Shareholders’ equity is comprised of the following (in millions, except share and per share amounts):

	June 30,	December 31,
	2004	2003
Common stock, $.01 par value:
Class A-authorized 50,000,000 shares; Outstanding 9,420,069 and 9,490,069 shares	$0.1	$0.1
Class B-authorized 150,000,000 shares; Outstanding 51,335,777 and 50,788,635 shares	0.5	0.5
Additional paid-in-capital	263.8	249.7
Retained earnings	615.5	590.1
Accumulated other comprehensive income (loss):
Pension liability adjustment	(4.1)	(4.1)
Cumulative translation adjustment	(6.1)	(5.8)
Cash flow hedge loss	(1.0)	(1.1)
Unrealized gain on investments	—	0.3

Total Accumulated other comprehensive income (loss)	(11.2)	(10.7)

Total Shareholders’ equity	$868.7	$829.7

7. Special Charges

     Special charges recorded in the second quarter of 2004 and 2003 reflect expenses of $10.4 million and $6.6 million, respectively. Included in these amounts are $0.9 million and $1.8 million, respectively, of second quarter 2004 and 2003 inventory write-downs related to discontinued products, which were recorded in Cost of goods sold in the Consolidated Statements of Income.

     The ongoing lighting business integration program accounted for $3.7 million of the 2004 second quarter charge and all of the 2003 second quarter charge. In the second quarter of 2004, the Company announced the closure of a domestic, commercial lighting manufacturing facility and the consolidation of these operations into an existing lighting manufacturing facility in Virginia. This action was taken to reduce manufacturing space and overhead within the lighting operations as part of the integration of the acquired LCA and legacy Hubbell lighting businesses. The cost of this factory closure was $3.0 million and was recorded in the second quarter. The $3.0 million cost consisted of asset impairments of $2.7 million, including inventory write-downs, and severance costs of $0.3 million. The severance cost represents a portion of an estimated $1.2 million charge which will be recognized ratably in 2004 over the remaining service period of the affected employees. Approximately 70 employees will be affected by this action, none of whom had left the Company by June 30, 2004.

     Additionally, special charges in the second quarter of 2004 include $6.7 million of charges in connection with the closure of a wiring device factory in Puerto Rico. The factory is expected to close by the end of the second quarter of 2005, at which time production activities will have either been outsourced or transferred to existing facilities. Approximately 225 employees will be impacted by this action over the next twelve months, none of whom had left the Company by June 30, 2004. The $6.7 million special charge includes $4.5 million of asset impairments and $2.2 million of severance costs. The asset impairments include write-offs of leasehold improvements and write-downs of equipment to fair market value, which approximated salvage value due to the overall age and location of the equipment.

     Special charges for the first six months of 2004 consist of a total of $11.8 million of expenses, of which $7.7 million were non-cash charges primarily related to asset impairments and inventory write-downs, and $4.1 million were expenses for severance costs and other exit and integration costs. Included in the non-cash portion of the charge is $1.1 million of inventory write-downs, which were recorded in Cost of goods sold. In addition to the plant closures noted above, 2004 year-to-date special charges include ongoing costs incurred in connection with the lighting integration program of $2.1 million. These costs primarily relate to programs approved and announced in prior years for which the costs were not able to be accrued in accordance with applicable accounting rules. These costs primarily include severance, facility shut down and integration cost, and stranded inventory write-offs.

     Special charges for the second quarter and first six months of 2003 reflected expenses of $6.6 million and $7.7 million, respectively. Included in these amounts was $4.6 million of expense recorded in the 2003 second quarter resulting from the Company’s decision to discontinue its entertainment lighting product offering consisting of contract cancellation costs of $1.5 million, $1.8 million, included in Cost of goods sold, for the write-down of entertainment lighting inventory to salvage value and asset impairments and other costs of $1.3 million. In addition, the Company expensed $2.0 million and $3.1 million in the second quarter and first six months of 2003, respectively, as special charges related to ongoing costs for the lighting integration program. Similar to 2004, these costs primarily included facility closures and personnel realignment, and consist of costs which were expensed as they were incurred in 2003 in accordance with applicable accounting rules.

     The following table sets forth the components of special charges recorded for the six months ended June 30, 2004 (in millions):

				Accrued
	2004	Cash	Non-cash	Balance
	Provision	Expenditures	Write-downs	June 30, 2004
Lighting Business Integration Program:
Employee termination costs	$0.7	$(0.4)	—	$0.3
Other exit and integration costs	1.2	(1.2)	—	—
Asset impairment	2.1	—	(2.1)	—
Inventory write-downs	1.1	—	(1.1)	—
Wiring Device Factory Closure:
Employee termination costs	2.2	—	—	2.2
Asset impairments	4.5	—	(4.5)	—

Total	$11.8	$(1.6)	$(7.7)	$2.5

     A detailed description of the actions associated with these programs is included in “Special Charges” within Management’s Discussion and Analysis.

     8. Comprehensive Income:

     Total comprehensive income and its components are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Net income	$31.4	$24.2	$65.4	$45.9
Foreign currency translation adjustments	(1.3)	6.5	(0.3)	7.4
Unrealized gain (loss) on investments	(0.5)	0.1	(0.3)	0.1
Amortization of cash flow hedge loss	0.1	0.1	0.1	0.1

Comprehensive income	$29.7	$30.9	$64.9	$53.5

9. Segment Information

     The following table sets forth financial information by business segment (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Net Sales
Electrical	$375.3	$331.0	$720.6	$643.1
Power	96.0	84.8	183.8	163.8
Industrial Technology	31.6	33.5	63.7	61.8

Total Sales	$502.9	$449.3	$968.1	$868.7

Operating Income
Electrical	$45.4	$32.5	$84.0	$59.3
Special charges	(10.4)	(6.6)	(11.8)	(7.7)

Total Electrical	35.0	25.9	72.2	51.6
Power	9.1	7.4	19.6	13.8
Industrial Technology	3.4	2.6	6.8	4.3

Total Operating Income	47.5	35.9	98.6	69.7
Other income (expense), net	(4.6)	(3.2)	(8.5)	(7.7)

Income before income taxes	$42.9	$32.7	$90.1	$62.0

10. Net Periodic Benefit Cost

     The following table sets forth the components of pension and other benefit costs for the three and six months ended June 30, 2004 and 2003 (in millions):

	Pension Benefits				Other Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30		June 30		June 30		June 30
	2004	2003	2004	2003	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$3.5	$3.1	$7.1	$6.1	$0.1	$0.1	$0.2	$0.2
Interest cost	6.8	6.3	13.7	12.6	0.6	0.5	1.3	1.1
Expected return on plan assets	(7.2)	(5.5)	(14.5)	(11.1)	—	—	—	—
Amortization of prior service cost	0.1	—	0.2	0.1	—	—	—	—
Amortization of actuarial losses	0.3	0.5	0.6	1.0	0.1	0.1	0.2	0.1

Net periodic benefit cost	$3.5	$4.4	$7.1	$8.7	$0.8	$0.7	$1.7	$1.4

     Employer Contributions

     The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003 that it expected to contribute $10–$30 million to its domestic, defined benefit pension plans and $2-$3 million to its international pension plans in 2004. As of June 30, 2004, no significant contributions have been made to these plans. The Company anticipates contributing the majority of these amounts to its pension plans during the fourth quarter of 2004.

11. Guarantees

     The Company may extend certain financial guarantees to third parties. As of June 30, 2004 the fair value and maximum potential payment related to the Company’s guarantees were not material.

     The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for guarantees issued after December 31, 2002, the Company records a liability equal to the fair value of guarantees in the Consolidated Balance Sheet.

     The Company offers a product warranty which covers defects on most of its products. These warranties apply only to products that are properly used for their intended purpose, installed correctly, and properly maintained. The Company generally accrues estimated warranty costs at the time of sale. Estimated warranty expenses are based upon historical information such as past experience, product failure rates, or the number of units to be repaired. Adjustments are made to the product warranty cost accrual as claims are incurred or as historical experience indicates. The product warranty cost accrual is reviewed for reasonableness on a quarterly basis and may be adjusted as additional information regarding expected warranty costs become known. Changes in the accrual for product warranties in the first six months of 2004 are set forth below.

(In millions)
Balance at December 31, 2003	$4.9
Current year provision	1.6
Expenditures	(2.3)

Balance at June 30, 2004	$4.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND SUMMARY OF BUSINESS STRATEGY

Overview

     In the second quarter of 2004, net sales increased by 12% compared with the second quarter of 2003. The double digit increase resulted from strong performance at all of our major businesses. Results for the second quarter of 2003 reflected particularly slow activity in our served markets due to the Iraq war. For the first six months of 2004, net sales increased by 11% compared to the first six months of 2003 as all business segments reported higher sales. The majority of the year-over-year increase is due to stronger end user demand as a result of improved economic conditions in our served markets.

     During the first and second quarters of 2004, business units within each segment announced price increases with effective dates of March, April, or May of 2004. These announcements were a result of rapid and significant increases in the cost of base materials which go into our products such as steel, copper, aluminum and bronze, as well as higher energy and freight costs, driven higher by the price of oil. In most instances these price actions were not effective for sales made in the second quarter due to the backlog of customer orders which were accepted at pre-price increase levels. The effect of these announcements caused some customers to accelerate their orders, which generated additional sales in the second quarter and first six months of 2004.

     The recovery in the general economy had a positive effect on orders and sales in the second quarter and first six months of 2004 versus the equivalent 2003 periods, although the pace of recovery within our served markets, particularly in non-residential construction markets continues to be slow. The utility market is beginning to show signs of recovery as utility capital and maintenance, repair, and operations (“MRO”) budgets are beginning to grow after several years of cutbacks. The residential construction market remains strong. Industrial MRO activity is also growing.

     Consistent with the growth in net sales, operating income increased across all business segments and operating margin improved by approximately 140 and 200 basis points, respectively, for the 2004 second quarter and year-to-date versus 2003. The increased volume, productivity improvements and a larger percentage of higher profit sales were the primary contributors to improved margins. For the second quarter of 2004, the effect of selling price increases did not completely offset increased raw material costs. See further detail under “Segment Results” included herein.

Summary of Business Strategy

     Our business strategy incorporates the following objectives:

•	Transformation of business processes. We continue to apply lean process improvement techniques throughout the enterprise to eliminate waste and improve efficiency. We are now in our third year of a long-term strategy to implement lean thinking throughout the Company. We have been successful at transforming major areas of our factories, warehouses, and offices. As a result we have reduced inventories and floor space, and generated productivity gains in our processes. In the second quarter of 2004, the closure of two factories were announced whose operations will primarily be consolidated into other existing factory space as a result of lean initiatives.

•	Working capital efficiency. We continue to focus on improving our working capital efficiency. In the first six months of 2004, net inventory increased $14.5 million as a result of an increased order backlog and higher sales volume. However, second quarter 2004 days supply of inventory improved by 12 days versus the first half of 2003 and 3 days versus the first quarter of 2004. For the 2004 second quarter, days supply of inventory improved 11 days compared with the second quarter of 2003. We continue to see opportunity to further reduce inventory days in the future. Accounts receivable days outstanding and accounts payable days outstanding on a year-to-date basis also improved versus 2003.

•	Lighting integration and cost reduction. We continue to execute a multi-year program to integrate and streamline our lighting businesses after the acquisition of LCA in 2002. Actions include facility consolidations, workforce reductions, and product rationalizations. Integral to this initiative is a move toward increased product and component sourcing from low cost countries.

•	Global sourcing. We continue to focus on expanding our global product and component sourcing and supplier cost reduction program. We continue to consolidate suppliers, utilize reverse auctions, and partner with vendors to shorten lead times, improve quality and delivery and reduce costs. Approximately 11% of total Cost of goods sold is currently sourced from low cost countries with a goal to more than double this amount over the next several years.

•	Acquisitions in our core markets. We continue to seek out prospective acquisitions that would enhance our core electrical component businesses — wiring systems, lighting fixtures and controls, rough-in electrical products, and utility products.

•	Common, enterprise-wide information system. A multi-year program is underway to provide a state-of-the-art information system to meet the needs of our business. SAP software will be installed across all businesses in a series of staged implementations over the next two years, with the first implementation expected to take place in the fourth quarter of 2004. The enterprise-wide business system is expected to provide several benefits:

— Standardization of business processes and information with improved analysis of business drivers and operational performance.

— Common, standardized interfaces with our customers and suppliers.

— Improved support of our cost reduction and process improvement initiatives.

— Rapid integration of acquired businesses.

     As of June 30, 2004, this project is on time and on budget. Many of the critical actions related to this initiative are currently in process. In connection with this project, we expensed approximately $5.1 million and $1.2 million in the first six months of 2004 and 2003, respectively, primarily related to implementation consulting costs. In the first six months of 2004, we capitalized $3.5 million of costs (recorded in “Intangible assets and other” in the Consolidated Balance Sheets) associated with the project. As of June 30, 2003, no costs associated with this project had been capitalized. Management estimates 2004 expenses will be in a range of $8-$12 million, pretax, with capitalized costs in a range of $10-$15 million. In total, spending will approximate $40-$60 million, pretax, on the business system initiative — from inception in late 2003 through the middle of 2006 — of which approximately $20-$30 million of the cost will be capitalized (and subsequently amortized over 5 years) and $20-$30 million will be expensed as incurred.

Summary of Consolidated Results

In millions, except per share data

		Three Months Ended				Six Months Ended
		June 30				June 30
		% of		% of		% of		% of
	2004	Net sales	2003	Net sales	2004	Net sales	2003	Net sales
Net sales	$502.9		$449.3		$968.1		$868.7
Cost of goods sold	362.7	72.1%	333.6	74.2%	695.2	71.8%	643.2	74.0%

Gross profit	140.2	27.9%	115.7	25.8%	272.9	28.2%	225.5	26.0%
Selling & administrative expenses	83.2	16.5%	75.0	16.7%	163.6	16.9%	149.9	17.3%
Special charges	9.5	1.9%	4.8	1.1%	10.7	1.1%	5.9	0.7%

Operating income	47.5	9.4%	35.9	8.0%	98.6	10.2%	69.7	8.0%

Earnings per share — diluted	$0.51		$0.40		$1.07		$0.76

Net Sales

     Net sales for the second quarter of 2004 of $502.9 million increased 12% over the second quarter of 2003 as a result of higher order levels, primarily within our lighting, wiring device and utility businesses in the Electrical and Power segments. We estimate that 2-4 points of the 12 percentage point increase in net sales in the second quarter was the result of a combination of selling price increases implemented in the first and second quarters of 2004 and customer pre-buying in advance of the effective dates of price increases. Net sales for the first six months of 2004 increased 11% over the first six months of 2003. In addition to the effect of actual and anticipated price increases, increased sales in the quarter and on a year-to-date basis were the result of a continuing recovery in many of our served markets. Currency translation had no material impact on sales in the second quarter or in the first six months of 2004 versus the comparable periods of 2003.

     Sales to the residential construction market increased approximately 20% in the second quarter of 2004 compared to the same period in 2003 and represented approximately 15% of the Company’s consolidated net sales for the first six months of 2004.

Gross Profit

     Gross profit margin in the second quarter of 2004 increased to 27.9% compared to 25.8% in the second quarter of 2003. On a year-to-date basis, gross profit margin improved to 28.2% compared to 26.0% for the first six months of 2003. The improvement in gross profit margin in each segment is attributable to the increased sales volume in 2004 compared to 2003, productivity improvements as a result of lean initiatives and an improvement in product sales mix. Increased gross profit margin was particularly evident in our lighting businesses as a result of higher sales of residential and commercial/industrial products, and improved profitability due to cost savings from the lighting integration program. Similarly, our wiring device business achieved strong gross margin gains due to higher sales of industrial application products.

Selling & Administrative (S&A) Expenses

     S&A expenses increased in the second quarter and first six months of 2004 versus the comparable periods in 2003 primarily as a result of higher employee benefit costs and expenses related to our enterprise-wide information system initiative. However, S&A expenses as a percentage of sales in the second quarter of 2004 improved to 16.5% compared to 16.7% in the second quarter of 2003. For the first six months of 2004, S&A expenses as a percentage of sales improved to 16.9% compared to 17.3% in the first six months of 2003. The improvements are attributable to increased sales in 2004 over the comparable periods in 2003.

Special Charges

     Special charges recorded in the second quarter of 2004 and 2003 reflect expenses of $10.4 million and $6.6 million, respectively. Included in these amounts are $0.9 million and $1.8 million, respectively, of second quarter 2004 and 2003 inventory write-downs related to discontinued products recorded in Cost of goods sold. Special charges related to the ongoing lighting business integration program were $3.7 million and $6.6 million, respectively, for the second quarter of 2004 and 2003.

     Special charges in the second quarter of 2004 also include $6.7 million of costs related to the closure of a wiring device factory in Puerto Rico.

     For the first six months of 2004, special charges totaled $11.8 million which, in addition to the second quarter amounts noted above, included $1.4 million of lighting integration costs recorded in the first quarter. For the first six months of 2003, special charges totaled $7.7 million recorded entirely in connection with the lighting integration program.

Lighting Business Integration

     The integration and streamlining of our lighting operations is a multi-year initiative. Many of the actions were developed in conjunction with the acquisition of LCA in April 2002. Individual projects within the program consist of factory, office and warehouse closures, personnel realignments, and costs to streamline and combine product offerings. Total costs from the start of the program in 2002 through its expected completion in 2006 are expected to range from $60-$80 million. In addition, capital expenditures of $20-$40 million are forecast, most of which has not yet been spent.

     In December 2002, phase I of the program totaling approximately $20 million was approved, consisting of many individually identified actions. In connection with these actions, special charges of $5.4 million and $4.9 million were recorded in December 2002 for product line rationalization and business reorganization costs, respectively. The product line rationalization reflected the write-down of discontinued product inventories. Reorganization actions primarily consisted of a factory closure, warehouse consolidations and workforce realignment. In addition, $2.0 million of costs were recorded at December 31, 2002 in the purchase accounting for the acquisition of LCA in connection with the closure and consolidation of an acquired LCA business unit’s headquarters location.

     In 2003, phase I was supplemented to include additional actions related to the discontinuance of an additional product line and the relocation of certain manufacturing operations to an existing facility in Mexico. In total, these actions were approved with a combined budgeted amount of $11.0 million, of which $4.6 million was recorded as a special charge in the second quarter of 2003 related to the discontinuance of our entertainment lighting product offering. The remaining budgeted amount is being expensed as actions are announced or costs are incurred, in accordance with applicable accounting rules. Through December 31, 2003, all of the accrued amounts associated with phase I actions had been utilized. Asset write-downs totaling $8.0 million were net of a $2.6 million reversal to income in 2003. In addition, $5.9 million of costs associated with the phase I actions were expensed as incurred throughout 2003.

     Through June 30, 2004, substantially all of the phase I actions have been completed. Remaining actions include the sourcing of a product line to a low cost country and the integration of a U.S.-based commercial products manufacturing facility within an existing facility in Mexico. Budgeted costs for these projects totaling approximately $7 million are expected to be substantially incurred by the end of 2004. Of the total remaining expense, approximately 70% is expected to result in a cash outlay.

     Annualized savings from phase I actions are expected to range from $10-$15 million, pre-tax, when fully implemented in 2005. Approximately two thirds of these savings are expected to be realized in 2004 with approximately $2 million realized in each quarter. These savings are expected to primarily be realized in the form of higher manufacturing productivity and lower administrative costs in the affected lighting businesses. However, a portion of these savings has been and will be used to offset cost increases and other competitive pressures as opposed to adding directly to the profitability of the Electrical segment.

     Phase II of the lighting integration began in the second quarter of 2004. Specifically, a commercial products plant closure was announced and charges were recorded for asset impairments of $2.1 million, severance of $0.3 million and inventory write-downs to salvage value of $0.6 million. The products manufactured in this facility will be transferred to an existing commercial lighting facility in the U.S. This action is expected to be completed by March 31, 2005. Additional cash costs related to this plant closure for severance, relocation and other shut-down costs of approximately $2.0 million are expected to be expensed throughout the remainder of 2004.

     Additional phase II actions will be announced in the second half of 2004 and are expected to result in an additional $20-$30 million of expenses through the end of 2005. These expenses are expected to be associated with further consolidation of commercial lighting manufacturing operations, including additional production moves to Mexico, as well as office consolidations. Approximately 70%-80% of the total amount to be expensed is expected to be associated with cash outlays. An additional $3-$6 million of capital expenditures are forecast to be required for these projects. Annualized savings from phase II actions are expected to range from $10-$13 million, pretax, when fully implemented in 2006.

     In 2005, an additional $5-$15 million of expense is forecast for actions associated with the lighting integration program. Cash expenditures are estimated to be 60%-80% of this amount. Gross, pre-tax savings associated with these actions are forecast to be $2-$4 million on an annualized basis beginning in 2007. When realized, a portion of the savings from the 2004-2005 lighting integration and streamlining actions will likely be used to offset costs and other competitive pressures as opposed to adding directly to the profitability of the Electrical segment.

Other Capacity Reduction Actions

     In addition to the lighting business integration program, in June 2004, we announced the closing of a 100,000 square foot wiring device factory in Puerto Rico. Increased productivity facilitated by lean initiatives and cost savings opportunities resulting from low cost country sourcing contributed to the decision to close this leased facility by the middle of 2005. As a result, $6.7 million in special charges were recorded in the second quarter of 2004 in the Electrical segment of which $4.5 million represented impairments to fixed assets and $2.2 million related to severance cost. Only the severance cost will result in a cash outlay.

     Annual, pre-tax savings from this action are expected to be $3-$5 million when fully implemented in 2006, with the entire gross amount benefiting cost of sales in the Electrical segment. Net benefits realized in the segment are likely to be lower and will be used to offset cost increases and other competitive pressures.

Other Income/Expense

     In the second quarter of 2004, investment income and interest expense were unchanged compared to the second quarter of 2003. For the first six months of 2004, investment income increased slightly due to higher average investment balances, while interest expense remained consistent compared to the first six months of 2003 on a similar amount of fixed rate indebtedness. Other expense, net was impacted by net foreign currency transaction losses in the second quarter and first six months of 2004 compared to net foreign currency transaction gains in the second quarter and first six months of 2003.

Income Taxes

     The effective tax rate for the second quarter of 2004 was 26.8% compared to 26.0% in the second quarter of 2003.

The effective tax rate for the first six months of 2004 was 27.4% compared to 26.0% in the first six months of 2003. Increases in both the quarter and first six months of 2004 versus the comparable periods of 2003 reflect a higher mix of U.S. earnings, partly offset by higher tax benefits resulting from higher special charge expenses in 2004.

     The U.S. federal tax benefits derived from the Company’s Puerto Rico operations are currently set to expire on December 31, 2005. We continue to evaluate alternative methods to mitigate the loss of these benefits prior to the date of expiration.

Net Income and Earnings Per Share

     Net income and diluted earnings per share increased in the second quarter and first six months of 2004 compared to the equivalent periods of 2003 due to higher sales and gross profit margins, partly offset by higher S&A expenses, higher special charges and an increase in the effective tax rate. Shares outstanding have also increased due to stock option exercises.

Segment Results

	Electrical

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	(In millions)
Net sales	$375.3	$331.0	$720.6	$643.1
Operating income	35.0	25.9	72.2	51.6
Operating margins	9.3%	7.8%	10.0%	8.0%

     Electrical segment sales increased 13% and 12% in the second quarter and for the first six months of 2004, respectively, versus the 2003 comparable periods. All businesses within the segment, excluding telecommunications, experienced increases in the quarter and year-to-date. Sales in the lighting fixtures business increased by double digit percentages in the second quarter and year-to-date 2004 versus the comparable prior year periods. These increases were primarily due to higher shipments of residential and commercial lighting fixture products, where demand improved as a result of continued year-over-year growth in the underlying market, customer pre-buying in advance of selling price increases, as well as gains in share of market. Sales of wiring systems increased 9% in the quarter and 10% year-to-date versus 2003 due primarily to higher MRO spending in U.S. and Canadian markets.

     For the first six months of 2004, Raco rough-in electrical products posted double digit increases in sales due in part to selling price increases, market share gains and having one extra shipping day in 2004 versus 2003. Harsh and hazardous products also reported double digit increases in sales for the first six months of 2004 due to improved international project activity and favorable foreign currency exchange rates.

     Operating margin improvement in the second quarter and first six months of 2004 compared to the second quarter and first six months of 2003 was primarily due to higher gross profit margins throughout the businesses in the segment due to a combination of higher sales and a favorable mix of higher margin products. Lower product costs resulting from product outsourcing, profitability improvements in connection with our lean initiatives and the lighting integration program also contributed to operating margin improvements. Margin improvement was particularly strong in our lighting fixture and wiring device businesses where we experienced sales increases in more profitable product categories. These margin improvements were partially offset by higher special charges and higher S&A spending due in part to spending in connection with the information system initiative. Special charges in the second quarter of 2004 related to the lighting integration program were $3.7 million compared to $6.6 million in the second quarter of 2003. Special charges in the second quarter of 2004 related to the wiring device business amounted to $6.7 million. See discussions above under “Special Charges”.

                                                                     Power

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	(In millions)
Net sales	$96.0	$84.8	$183.8	$163.8
Operating income	9.1	7.4	19.6	13.8
Operating margins	9.5%	8.7%	10.7%	8.4%

     Net sales in the Power segment increased 13% and 12%, respectively, in the second quarter and first six months of 2004 versus the comparable periods in 2003. The increase was due primarily to strengthening in the overall domestic economy, which has resulted in increased project and maintenance spending by domestic utility accounts, and increased penetration of civil construction markets. Price increases have been implemented across all product lines where costs have risen due to metals cost increases. Operating margins improved quarter-over-quarter and year-over-year due to higher sales, a favorable product mix of higher margin products and improved factory performance. Operating margin in the second quarter of 2004 was negatively affected by commodity cost increases, the timing of which exceeded our ability to respond with increases in selling prices. Prior year first half operating margins were negatively impacted by costs incurred in connection with integrating a pole-line hardware business which was acquired in September 2002.

                                                                     Industrial Technology

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	(In millions)
Net sales	$31.6	$33.5	$63.7	$61.8
Operating income	3.4	2.6	6.8	4.3
Operating margins	10.8%	7.8%	10.7%	7.0%

     Net sales in the Industrial Technology segment decreased 6% in the second quarter of 2004 compared to the second quarter of 2003 primarily as a result of lower worldwide demand for high voltage test and measurement equipment. For the first six months of 2004, net sales increased 3% on the strength of the businesses which make controls and reels for industrial markets. These businesses benefited from the improvement in industrial activity which increased order intake. Operating margins improved in the second quarter and for the first six months of 2004 versus the comparable periods in 2003 primarily as a result of a more favorable industrial product mix as well as elimination of losses in our high voltage businesses.

Outlook

     Our outlook for 2004 is as follows:

Markets

     We expect overall conditions in the major markets served by our businesses to continue to slowly improve, with the exception of residential markets, which are expected to remain strong or decline modestly from their current highs. Industrial demand related to maintenance and repair activities improved year-over-year in the first six months of 2004 and is expected to continue to increase. Industrial and commercial construction markets appear to have bottomed out and are expected to begin recovering slowly. However, we do not expect to see a substantial increase in non-residential construction sales in 2004. Domestic utility markets are expected to move with the general direction of the overall economy. The investment required to modernize the domestic energy transmission and distribution infrastructure is not expected to generate significant increases in demand for our products until 2005 or beyond.

Sales and Profits

     Our outlook for full year 2004 net sales is for an increase of 10-12% over 2003 levels reflecting strong first half results, the steady recovery in end use markets and the impact of new product programs. Price increases and, in select businesses, modest market share gains should sustain the gain in sales achieved in the first half of the year. Foreign currency exchange rates are not expected to have a material impact on second half sales comparisons.

     Full year operating income is expected to be affected by increased costs of commodities used in the production of our products including steel, brass, aluminum, copper and bronze as well as energy and freight costs. These costs have risen steadily throughout the first six months of the year and are currently projected to increase by over $60 million on an annualized basis. The extent to which the current rate of cost increases change and price increases offset these higher costs will be significant factors affecting profitability in the second half of 2004.

     Full year 2004 operating margins are forecast to improve by approximately 150 to 200 basis points year-over-year before special charges, as a result of higher sales and the impact of productivity gains.

     We are forecasting 2004 diluted earnings per share in a range of $2.35 - $2.50, excluding costs discussed above under “Special Charges”.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL

Cash Flow

	Six Months Ended
	June 30
	2004	2003
	(In Millions)
Net cash provided by (used in):
Operating activities	$79.6	$90.2
Investing activities	(9.3)	(3.7)
Financing activities	(29.2)	(36.5)

Net change in cash and temporary cash investments	$41.1	$50.0

     Cash flows provided from operating activities for the six months ended June 30, 2004 decreased $10.6 million from the comparable period in 2003. The overall decline in operating cash flow is primarily due to an increase in working capital year-over-year, consistent with the significant change in the level of orders and sales experienced during this period.

     The 12% year-over-year sales increase in the second quarter of 2004 resulted in a significant increase in accounts receivable. We believe that Days sales outstanding (“DSO”) is a better measure of the rate of change in accounts receivable balances as sales levels change. DSO has improved in the first six months of 2004 as compared with the comparable period of 2003.

     Similarly, inventory levels increased in the first half of 2004 due to higher sales and the expectation of continued higher customer demand. We also selectively pre-built product to ensure availability of supply to fulfill future orders. We believe inventory efficiency is better measured by the number of days of Cost of goods sold which are in inventory (“inventory days”). Inventory days have declined steadily over the past 3 years, including in the second quarter and first half of 2004 versus comparable periods of 2003.

     Accounts payable balances have increased both as a result of higher levels of business activity, as well as more effective management of supplier terms and the timing of supplier payments.

     Cash flows from investing activities aggregated to a use of cash of $9.3 million in the first six months of 2004 compared to a $3.7 million use of cash in the first six months of 2003 primarily as a result of higher capital expenditures pertaining to the information system initiative. In the first six months of 2004, investing cash outflows include $1.5 million of net proceeds from the sale of investments compared to $0.5 million of net proceeds from the sale of investments in the first six months of 2003. Net cash used for financing activities decreased $7.3 million in the first six months of 2004 when compared to the same period in 2003 as a result of $10.8 million of additional cash proceeds from the exercise of stock options, partially offset by $2.8 million of cash used to repurchase common shares, and higher cash outflow for dividend payments.

Investments in the Business

     In the first six months of 2004, we spent a total of $14.9 million on capital expenditures of which $11.4 million was used for additions to property, plant and equipment and $3.5 million was used for capitalized software (recorded in “Intangible assets and other” in the Consolidated Balance Sheets) in connection with the enterprise-wide business system initiative. Additions to property, plant and equipment decreased approximately 7% from the comparable period in 2003 due to lean manufacturing initiatives which have increased manufacturing capacity throughout our factories and reduced the need for factory and warehouse capital investments.

     We continue to invest in process improvement through our lean initiatives. We are in the third year of this initiative and expect eighteen major facilities and approximately 40% of our workforce will participate in business process improvement events during 2004.

     In 2003, our Board of Directors approved a stock repurchase program. The stock repurchase program replaced and superceded the program announced in December 2000 and authorized the repurchase of up to $60.0 million of the Company’s Class A and Class B common stock. Stock repurchases will be implemented through open market and privately negotiated transactions. The timing of such transactions depends on a variety of factors, including market conditions. In the first six months of 2004, we used $2.8 million of cash to repurchase common shares. Since the program’s inception in 2003, we have used $8.1 million of cash to repurchase common shares.

Working Capital

	June 30,	December 31,
	2004	2003
	(In Millions)
Current Assets	$822.3	$709.3
Current Liabilities	332.2	288.4

Working Capital	$490.1	$420.9

     Working capital increased $69.2 million from December 2003 to June 2004 due to higher cash and temporary cash investments, and increased accounts receivable and inventory due to higher sales. These increases were partly offset by higher accounts payable and accrued liabilities. Working capital initiatives are in place at all locations which emphasize improved inventory management, faster collection of accounts receivable, and negotiation of more favorable supplier payment terms.

Debt to Capital

     The definition of debt to total capital as disclosed below is a non-GAAP measure that may not be comparable to definitions used by other companies. We believe that Net Debt is appropriate for measuring our financial leverage.

	June 30,	December 31,
	2004	2003
	(In Millions)
Total Debt	$298.9	$298.8
Total Shareholders’ Equity	868.7	829.7

Total Capital	$1,167.6	$1,128.5

Debt to Total Capital	26%	26%

Cash and Investments	$339.0	$300.9
Net Debt (Total debt less cash and investments)	$(40.1)	$(2.1)

     At June 30, 2004, Cash and Investments exceeded Total Debt by $40.1 million compared to $2.1 million of excess Cash and Investments over Total Debt at December 31, 2003. Debt to Total Capital was 26%, consistent with December 31, 2003.

     At June 30, 2004 and December 31, 2003, our debt consisted solely of long-term notes. These notes are fixed rate indebtedness, with amounts of $100 million and $200 million due in 2005 and 2012, respectively. These long-term notes are not callable and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at June 30, 2004. The most restrictive of these covenants limits our ability to enter into mortgages and sale-leasebacks of property having a net book value in excess of $5 million without the approval of the Note holders. Borrowings were also available from committed bank credit facilities up to $200 million, although these facilities were not used during the first six months of 2004. Borrowings under credit agreements generally are available with an interest rate equal to the prime rate or at a spread over the London Interbank Offered Rate (LIBOR). Annual commitment fee requirements to support availability of the credit facility total approximately $0.2 million. Our credit facility includes covenants that shareholders’ equity will be greater than $524.6 million and total debt will not exceed $750 million. We were in compliance with all debt covenants as of June 30, 2004.

     Although not the principal source of liquidity, we believe these credit facilities are capable of providing significant financing flexibility at reasonable rates of interest. However, a significant deterioration in the results of our operations or cash flows, leading to deterioration in financial condition, could either increase our borrowing costs or restrict our ability to borrow. We have not entered into any other guarantees, commitments or obligations that could give rise to material unexpected cash requirements.

Liquidity

     We measure liquidity on the basis of our ability to meet short-term and long-term operational funding needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, cash dividend payments, stock repurchases, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms.

     Internal cash generation together with currently available cash and investments, available borrowing facilities and an ability to access credit lines if needed, are expected to be more than sufficient to fund operations, the current rate of cash dividends, capital expenditures, and any increase in working capital that would be required to accommodate a higher level of business activity. We actively seek to expand by acquisition as well as through the growth of our current businesses. While a significant acquisition may require additional debt and/or equity financing, we believe that we would be able to obtain acquisition financing based on our favorable historical earnings performance and strong financial position.

Debt Ratings

     Debt ratings on debt securities at June 30, 2004, which remained consistent with ratings as of December 31, 2003, appear below.

Moody’s Investor
	Standard & Poors	Services	Fitch
Senior Unsecured
Debt	A+	A3	A
Commercial Paper	A-1	P-2	F1

Critical Accounting Policies

     A summary of the our significant accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2003. We believe that the application of these policies on a consistent basis enables us to provide the users of our financial statements with useful and reliable information about operating results and financial condition.

     We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results.

Recently Issued Accounting Pronouncements

     In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 supercedes FSP 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP 106-2 is effective for the Company in the third quarter of 2004. The effect of the Act is expected to reduce the Company’s ultimate obligation for postretirement benefit obligations. However, the effect is not expected to be material to the Company’s results of operations, cash flows or financial position.

Forward-Looking Statements

     Some of the information included in this Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about the Company’s capital resources, performance and results of operations and are based on management’s reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in operating results, anticipated market conditions, and economic recovery are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, and “scheduled”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Such forward-looking statements involve numerous assumptions, known and unknown risks, uncertainties and other such factors, that could cause actual and future performance or achievements of the Company to be materially different or incorrect from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability and changes in raw material prices, foreign sourcing issues, and interest rates. As noted throughout Management’s Discussion and Analysis, we have seen significant increases in the cost of certain metals used in our products, along with higher energy and freight costs. In addition, the Company’s procurement strategy continues to emphasize an increased level of purchases from international locations, primarily China, which subjects the Company to increased political and exchange risk. There has been no significant change in the Company’s strategies to manage these exposures during the first six months of 2004. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ending December 31, 2003.

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

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	Approximate
			Number of	Dollar Value of
			Shares	Shares
	(a) Total		Purchased as	that May Yet Be
	Number of		Part of Publicly	Purchased Under
	Shares	(b) Average	Announced	the
	Purchased	Price Paid per	Program	Program
Period	(000’s)	Share	(000’s)	(000’s)
January 2004	30	$41.39	30	$53,400
February 2004	30	$37.84	30	$52,300
March 2004	—	—	—	$52,300

Total for the quarter ended March 31, 2004	60	$39.62	60	$52,300
April 2004	—	—	—	$52,300
May 2004	—	—	—	$52,300
June 2004	10	$42.20	10	$51,900

Total for the quarter ended June 30, 2004	10	$42.20	10	$51,900

     In September 2003, the Company’s Board of Directors approved a stock repurchase program and authorized the repurchase of up to $60.0 million of the Company’s Class A and Class B common stock. Stock repurchases will be implemented through open market and privately negotiated transactions. The timing of such transactions depends on a variety of factors, including market conditions. The program will expire in September 2006. The Company has no other stock repurchase programs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on May 3, 2004:

1.	The following ten (10) individuals were elected directors of the Company for the ensuing year to serve until the next Annual Meeting of Shareholders of the Company and until their respective successors may be elected and qualified, each Director being elected by plurality vote:

Name of Individual	Votes For	Votes Withheld
E. Richard Brooks	199,445,883	12,005,861

George W. Edwards, Jr.	200,450,521	11,001,223

Joel S. Hoffman	199,587,070	11,864,674

Andrew McNally IV	199,061,398	12,390,346

Daniel J. Meyer	199,471,228	11,980,516

Timothy H. Powers	200,585,542	10,866,202

G. Jackson Ratcliffe	200,415,004	11,036,740

Richard J. Swift	210,691,751	759,993

Daniel S. Van Riper	210,705,744	746,000

Malcolm Wallop	209,523,318	1,928,426

2.	PricewaterhouseCoopers LLP was ratified as independent accountants to examine the annual financial statements for the Company for the year 2004 receiving 199,160,970 affirmative votes, being a majority of the votes cast on the matter all voting as a single class, with 12,073,072 negative votes and 217,701 votes abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Number	Description
10ee†*	Amendment, dated June 9, 2004, to the Hubbell Incorporated Stock Option Plan for Key Employees.

31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith

†	This exhibit constitutes a management contract, compensatory plan, or arrangement.

REPORTS ON FORM 8-K

     On April 20, 2004 the Company filed a Form 8-K to include its Press Release dated April 20, 2004 pertaining to the financial results of the Company for the quarter ended March 31, 2004 as required under Item 12, Disclosure of Results of Operations and Financial Condition.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBBELL INCORPORATED
Dated: August 5, 2004	/s/ William T. Tolley William T. Tolley Senior Vice President and Chief Financial Officer	/s/ Gregory F. Covino Gregory F. Covino Corporate Controller