Form 10-Q
period 2004-09-30
HUBBELL INC
filed 2004-11-08
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of November 1, 2004 were 9,354,301 and 51,552,987, respectively.

HUBBELL INCORPORATED

Page
Part I Financial Information
Item 1. Financial Statements
Consolidated Statements of Income – Three and nine months ended September 30, 2004 and 2003	3
Consolidated Balance Sheets – September 30, 2004 and December 31, 2003	4
Consolidated Statements of Cash Flows – Nine months ended September 30, 2004 and 2003	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
Part II Other Information
Item 1. Legal Proceedings	N/A
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	24
Item 3. Defaults upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of Security Holders	N/A
Item 5. Other Information	N/A
Item 6. Exhibits and Reports on Form 8-K	24
Signatures	25
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

HUBBELL INCORPORATED

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net sales	$525.1	$457.3	$1,493.2	$1,326.1
Cost of goods sold	377.7	329.1	1,072.9	972.4

Gross profit	147.4	128.2	420.3	353.7
Selling & administrative expenses	83.6	77.5	247.2	227.3
Special charges (credits), net	1.9	(0.2)	12.6	5.8

Operating income	61.9	50.9	160.5	120.6

Other income (expense):
Investment income	1.3	0.8	3.5	2.8
Interest expense	(5.2)	(5.2)	(15.4)	(15.5)
Other income, net	0.8	—	0.3	0.7

Total other income (expense)	(3.1)	(4.4)	(11.6)	(12.0)

Income before income taxes	58.8	46.5	148.9	108.6
Provision for income taxes	17.3	12.1	42.0	28.2

Net Income	$41.5	$34.4	$106.9	$80.4

Earnings Per Share-Basic	$0.68	$0.57	$1.76	$1.35

Earnings Per Share-Diluted	$0.67	$0.57	$1.74	$1.33

Average number of common shares outstanding – Diluted	61.9	60.7	61.5	60.0

Cash Dividends Per Common Share	$0.33	$0.33	$0.99	$0.99

See notes to consolidated financial statements.

HUBBELL INCORPORATED

Consolidated Balance Sheets

(in millions)

	(unaudited)
	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and temporary cash investments	$310.7	$220.8
Short term investments	17.2	—
Accounts receivable (net)	297.3	227.1
Inventories (net)	212.4	207.9
Deferred taxes and other	53.5	53.5

Total current assets	891.1	709.3

Property, plant and equipment (net)	264.7	295.8
Other assets:
Investments	60.7	80.1
Goodwill	322.9	322.7
Intangible assets and other	89.4	91.5

Total Assets	$1,628.8	$1,499.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120.9	$103.6
Accrued salaries, wages and employee benefits	66.3	51.1
Accrued income taxes	54.2	34.9
Dividends payable	20.1	19.9
Other accrued liabilities	89.0	78.9

Total current liabilities	350.5	288.4

Long-term debt	299.0	298.8
Other non-current liabilities	83.3	82.5

Total liabilities	732.8	669.7
Shareholders’ equity	896.0	829.7

Total Liabilities and Shareholders’ Equity	$1,628.8	$1,499.4

See notes to consolidated financial statements.

HUBBELL INCORPORATED

Consolidated Statements of Cash Flows

(unaudited)
(in millions)

	Nine Months Ended
	September 30
	2004	2003
Cash flows from operating activities
Net income	$106.9	$80.4
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of asset	(1.5)	—
Depreciation and amortization	37.5	39.6
Deferred income taxes	0.7	13.0
Non-cash special charges	7.8	2.8
Changes in assets and liabilities:
Increase in accounts receivable	(70.3)	(31.2)
(Increase) decrease in inventories	(5.5)	50.0
Decrease in other current assets	6.2	4.8
Increase in accounts payable	16.7	10.3
Increase in other current operating liabilities	43.4	16.5
Other, net	3.7	3.6

Net cash provided by operating activities	145.6	189.8

Cash flows from investing activities
Capital expenditures	(26.0)	(17.0)
Purchases of available-for-sale investments	(34.3)	(40.2)
Proceeds from sale of available-for-sale investments	35.4	41.2
Purchases of held-to-maturity investments	—	(15.0)
Proceeds from maturities/sales of held-to-maturity investments	—	15.4
Proceeds from disposition of assets	9.3	4.1
Other, net	3.6	6.0

Net cash used in investing activities	(12.0)	(5.5)

Cash flows from financing activities
Payment of dividends	(59.8)	(58.7)
Proceeds from exercise of stock options	20.9	9.8
Acquisition of common shares	(4.8)	—

Net cash used in financing activities	(43.7)	(48.9)

Increase in cash and temporary cash investments	89.9	135.4
Cash and temporary cash investments
Beginning of period	220.8	40.0

End of period	$310.7	$175.4

See notes to consolidated financial statements.

HUBBELL INCORPORATED

Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, or “Registrant”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” for stock options for the three and nine months ended September 30, 2004 and 2003 (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net income, as reported	$41.5	$34.4	$106.9	$80.4
Deduct: Stock-based employee compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(1.4)	(1.2)	(4.1)	(3.4)

Pro forma Net income	$40.1	$33.2	$102.8	$77.0

Earnings per share:
Basic — as reported	$0.68	$0.57	$1.76	$1.35
Basic — pro forma	$0.66	$0.55	$1.69	$1.29
Diluted — as reported	$0.67	$0.57	$1.74	$1.33
Diluted — pro forma	$0.65	$0.55	$1.67	$1.29

3. Inventories:

     Inventories are comprised of the following (in millions):

	September 30,	December 31,
	2004	2003
Raw Material	$71.0	$75.1
Work-in-Process	44.6	47.2
Finished Goods	131.9	121.6

	247.5	243.9
Excess of FIFO costs over LIFO cost basis	(35.1)	(36.0)

Total	$212.4	$207.9

4. Earnings Per Share

     The following table sets forth the computation of earnings per share for the three and nine months ended September 30, 2004 and 2003 (in millions, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net income	$41.5	$34.4	$106.9	$80.4

Weighted average number of common shares outstanding-Basic	60.9	59.9	60.6	59.5
Potential dilutive shares	1.0	0.8	0.9	0.5

Average number of shares outstanding — Diluted	61.9	60.7	61.5	60.0

Earnings per share — Basic	$0.68	$0.57	$1.76	$1.35

Earnings per share — Diluted	$0.67	$0.57	$1.74	$1.33

     A portion of the total number of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. The number of anti-dilutive options outstanding were 0.6 million and 1.6 million, respectively, for the third quarter and nine months ended September 30, 2004. The number of anti-dilutive options outstanding were 1.9 million and 3.6 million, respectively, for the third quarter and nine months ended September 30, 2003.

5. Goodwill and Other Intangible Assets

     Changes in the carrying amount of goodwill for the nine months ended September 30, 2004, by segment, were as follows (in millions):

	Segment
			Industrial
	Electrical	Power	Technology	Total
Balance December 31, 2003	$168.4	$112.7	$41.6	$322.7
Translation adjustments	0.2	—	—	0.2

Balance September 30, 2004	$168.6	$112.7	$41.6	$322.9

     The Company’s policy is to perform its annual impairment testing in the second quarter of each year, unless circumstances dictate the need for more frequent assessments. In 2004, this testing resulted in implied fair values for each reporting unit which exceeded the reporting unit’s carrying value, including goodwill. Consequently, there were no impairments of goodwill. Similarly, there were no impairments of indefinite-lived intangible assets.

     Identifiable intangible assets are recorded in “Intangible assets and other” in the Consolidated Balance Sheets and at September 30, 2004 include approximately $21.5 million of indefinite-lived intangible assets not subject to amortization and $10.2 million of intangibles with definite lives that are being amortized and are presented net of accumulated amortization of $2.6 million. Indefinite-lived intangible assets primarily represent trade names, while definite-lived intangible assets primarily represent trademarks and patents, for which amortization expense is expected to be approximately $1.0 million per year over the next five years.

6. Shareholders’ Equity

     Shareholders’ equity is comprised of the following (in millions, except share and per share amounts):

	September 30,	December 31,
	2004	2003
Common stock, $.01 par value:
Class A-authorized 50,000,000 shares; Outstanding 9,384,301 and 9,490,069 shares	$0.1	$0.1
Class B-authorized 150,000,000 shares; Outstanding 51,519,339 and 50,788,635 shares	0.5	0.5
Additional paid-in-capital	270.3	249.7
Retained earnings	636.9	590.1
Accumulated other comprehensive income (loss):
Pension liability adjustment	(4.1)	(4.1)
Cumulative translation adjustment	(6.6)	(5.8)
Cash flow hedge loss	(1.3)	(1.1)
Unrealized gain on investments	0.2	0.3

Total Accumulated other comprehensive loss	(11.8)	(10.7)

Total Shareholders’ equity	$896.0	$829.7

7. Special Charges

     Third Quarter

     Special charges in the third quarter of 2004 and 2003 reflect expenses of $2.1 million and a net credit of $0.2 million, respectively, related to the ongoing lighting business integration program (the “Program”). Of the total 2004 amount, $0.2 million of inventory write-downs were recorded in Cost of goods sold in the Consolidated Statement of Income. The Program was initiated in 2002 following the Company’s acquisition of Lighting Corporation of America (“LCA”) and relates to both the integration and rationalization of the Company’s acquired and legacy lighting operations.

     The 2004 third quarter special charge primarily consisted of $1.3 million of severance costs related to the consolidation of manufacturing, sales and administrative functions occurring throughout the commercial and industrial (C&I) lighting businesses. The severance costs are primarily being accrued ratably over the remaining service period of affected employees following announcement of individual consolidation actions. The remaining 2004 third quarter costs consist primarily of facility close out costs in connection with relocation of the manufacturing and assembly of commercial lighting fixture products to low cost countries.

     Special charges for the three months ended September 30, 2003 also related entirely to the Program and reflect a credit of $0.2 million resulting from the net of $1.2 million of favorable Program adjustments, partially offset by $1.0 million of Program expenses. The favorable Program adjustments were the result of actual and estimated realizable values of buildings and equipment being adjusted as sales occurred or market conditions for assets held-for-sale improved. The $1.0 million in Program expenses related primarily to plant shut-down expenses and asset disposals occurring in connection with plant consolidations announced in late 2002.

     Year-to-Date

     For the first three quarters of 2004, special charges totaled $13.9 million, which includes $7.2 million of costs incurred in connection with the Program and $6.7 million of charges recorded for other consolidation actions in the Electrical segment. Of the total amount, $1.3 million of inventory write-downs were recorded in Cost of goods sold.

     Program costs include the third quarter amounts noted above as well as similar charges recorded in the first six months of the year to streamline the C&I businesses. In total, year-to-date 2004 special charges for the Program related to asset impairments of $3.3 million, including inventory write-downs of $1.3 million, $2.0 million of severance costs and $1.9 million of ongoing expenses for facility exit costs. In total, 127 employees will be terminated as a result of these actions, of which 9 had left the Company by September 30, 2004. Remaining employee terminations are scheduled to be completed by March 31, 2005.

     Consolidation actions also impacted the wiring device business in the Electrical segment, as a plant closure was announced in the second quarter of 2004 resulting in $6.7 million of special charges consisting of asset impairments of $4.5 million and severance costs of $2.2 million. Approximately 225 employees will be impacted by these actions through June 30, 2005, of which 40 had left the Company by September 30, 2004.

     Special charges for the nine months ended September 30, 2003 related entirely to lighting integration actions and totaled $7.6 million, net, comprised of $8.8 million of expenses, partially offset by the $1.2 million of favorable program adjustments. Program costs charged to expense in 2003 include the following:

1.	Costs associated with integration actions announced at the end of 2002 which, in accordance with generally accepted accounting principles, were expensed as incurred in 2003. These costs totaled $4.2 million for the first nine months of 2003 and consisted of plant shutdown expenses of $2.2 million, personnel realignment costs of $0.9 million, and other costs of $1.1 million.

2.	Integration actions undertaken in 2003 totaling $4.6 million associated with management’s decision to exit the entertainment lighting fixtures product offering. Cost associated with this action were recorded in the 2003 second quarter and consisted of contract cancellation costs of $1.5 million, asset impairment and other costs of $1.3 million and $1.8 million, included in Cost of goods sold, for the write-down of entertainment lighting fixture inventory to estimated salvage value.

     The following table sets forth the components of special charges recorded for the nine months ended September 30, 2004 (in millions):

				Accrued
				Balance
	2004	Cash	Non-cash	September 30,
	Provision	Expenditures	Write-downs	2004
Lighting Business Integration Program:
Employee termination costs	$2.0	$(0.8)	$—	$1.2
Other exit costs	1.9	(1.9)	—	—
Asset impairments	2.0	—	(2.0)	—
Inventory write-downs	1.3	—	(1.3)	—
Wiring Device Factory Closure:
Employee termination costs	2.2	(0.2)	—	2.0
Asset impairments	4.5	—	(4.5)	—

Total	$13.9	$(2.9)	$(7.8)	$3.2

     A detailed description of the actions associated with these programs is included in “Special Charges” within Management’s Discussion and Analysis.

8. Comprehensive Income:

     Total comprehensive income and its components are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net income	$41.5	$34.4	$106.9	$80.4
Foreign currency translation adjustments	(0.5)	(2.0)	(0.8)	5.4
Unrealized gain (loss) on investments	0.2	(0.3)	(0.1)	(0.2)
Cash flow hedge (gain) loss	(0.3)	—	(0.2)	0.1

Comprehensive income	$40.9	$32.1	$105.8	$85.7

9. Segment Information

     The following table sets forth financial information by business segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net Sales
Electrical	$386.2	$339.6	$1,106.9	$982.7
Power	106.5	86.1	290.2	249.9
Industrial Technology	32.4	31.6	96.1	93.5

Total Net Sales	$525.1	$457.3	$1,493.2	$1,326.1

Operating Income
Electrical	$47.5	$37.4	$131.5	$96.8
Special (charges) credits, net	(2.1)	0.2	(13.9)	(7.6)

Total Electrical	45.4	37.6	117.6	89.2
Power	12.5	10.3	32.1	24.1
Industrial Technology	4.0	3.0	10.8	7.3

Total Operating Income	61.9	50.9	160.5	120.6
Other income (expense), net	(3.1)	(4.4)	(11.6)	(12.0)

Income before income taxes	$58.8	$46.5	$148.9	$108.6

10. Net Periodic Benefit Cost

     The following table sets forth the components of pension and other benefit costs for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Pension Benefits				Other Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30		September 30		September 30		September 30
	2004	2003	2004	2003	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$3.6	$3.0	$10.7	$9.1	$0.1	$0.1	$0.3	$0.3
Interest cost	6.9	6.3	20.6	18.9	0.7	0.5	2.0	1.6
Expected return on plan assets	(7.3)	(5.6)	(21.8)	(16.7)	—	—	—	—
Amortization of prior service cost	0.1	0.1	0.3	0.2	—	—	—	—
Amortization of actuarial losses	0.3	0.6	0.9	1.6	0.2	0.1	0.4	0.2

Net periodic benefit cost	$3.6	$4.4	$10.7	$13.1	$1.0	$0.7	$2.7	$2.1

Employer Contributions

     The Company expects to contribute $20–$25 million to its domestic, defined benefit pension plans and $2-$3 million to its international pension plans in the fourth quarter of 2004. Through September 30, 2004, contributions of approximately $2.0 million have been made to these plans.

11. Guarantees

     The Company may extend certain financial guarantees to third parties. As of September 30, 2004 the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

     The Company offers a product warranty which covers defects on most of its products. These warranties primarily apply to products that are properly used for their intended purpose, installed correctly, and properly maintained. The Company generally accrues estimated warranty costs at the time of sale. Estimated warranty expenses are based upon historical information such as past experience, product failure rates, or the number of units to be repaired. Adjustments are made to the product warranty cost accrual as claims are incurred or as historical experience indicates. The product warranty cost accrual is reviewed for reasonableness on a quarterly basis and is adjusted as additional information regarding expected warranty costs become known. Changes in the accrual for product warranties in the first nine months of 2004 are set forth below.

(In millions)
Balance at December 31, 2003	$4.9
Current year provision	2.8
Expenditures	(3.5)

Balance at September 30, 2004	$4.2

12. Subsequent Event

Income Taxes

     During October 2004, the Internal Revenue Service closed its examination of the Company’s tax returns for years up to and including 2001, which includes refund claims for the years 1995 through 2000 related to research and development activities during these years. As a result, a tax benefit of approximately $11 million will be recorded in the fourth quarter of 2004 primarily to reduce previously accrued income tax liabilities associated with these tax years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND SUMMARY OF BUSINESS STRATEGY

Overview

     In the third quarter of 2004, net sales increased by 15% compared with the third quarter of 2003 with year-over-year increases reported at all of our major businesses. For the first nine months of 2004, net sales increased by 13% compared to the first nine months of 2003 as all business segments reported higher sales. A substantial majority of the year-over-year increase is due to stronger end user demand as a result of improved economic conditions in our served markets.

     During the first nine months of 2004, business units within each segment announced price increases with effective dates throughout the first, second and third quarters of 2004. These announcements were a result of significant increases in the cost of base materials which go into our products such as steel, copper, aluminum and bronze, as well as higher energy and freight costs driven by the higher price of oil. In some instances, these price actions were not effective for sales reported in the third quarter due to the backlog of customer orders which were accepted at pre-price increase levels. The effect of price increase announcements caused some customers to accelerate their orders, which generated additional sales in the third quarter and first nine months of 2004.

     The recovery in the general economy had a positive effect on orders and sales in the third quarter and first nine months of 2004 versus the equivalent 2003 periods, although the pace of recovery within our served markets, particularly in non-residential construction markets, continues to be slow. Utility markets continued to strengthen year-over-year in the 2004 third quarter at about the pace of the first two quarters as utility capital and maintenance, repair, and operations (“MRO”) budgets have increased after several years of cutbacks. The residential construction market remained strong. Likewise, industrial MRO activity continued to show growth over the prior year at a rate similar to the growth reported in the first and second quarters.

     Consistent with the increase in net sales, operating income increased across all business segments and operating margin improved by 70 and 160 basis points, respectively, in the 2004 third quarter and year-to-date periods versus 2003. The increased volume, productivity improvements and a larger percentage of higher profit sales were the primary contributors to improved margins. However, offsetting these improvements in both the third quarter and first nine months of 2004 versus the same periods of 2003 was (1) the effect of increased raw material, energy, and freight costs, which were not fully offset by selling price increases, and (2) higher special charges. See further detail under “Segment Results” included herein.

Summary of Business Strategy

Our business strategy incorporates the following objectives:

•	Transformation of business processes. We continue to apply lean process improvement techniques throughout the enterprise to eliminate waste and improve efficiency. We are now in our third year of adopting lean thinking as a management practice throughout the Company. We have been successful at transforming major areas of our factories, warehouses and offices. As a result, we have reduced inventories and floor space, and generated productivity gains in our processes. In 2004, we announced the closure of two factories whose operations will primarily be consolidated into other existing factory space. In addition, the consolidation of warehouse space enabled us to sell a warehouse in California in the third quarter.

•	Working capital efficiency. We continue to focus on improving our working capital efficiency. In the first nine months of 2004, net inventory increased $4.5 million as a result of an increased order backlog and higher sales volume. However, year to date average days supply of inventory improved to 54 days for the first nine months of 2004 from 66 days in the first nine months of 2003. We continue to see opportunity to further reduce inventory days in the future. Accounts receivable days outstanding and accounts payable days outstanding on a year-to-date basis also improved modestly versus 2003.

•	Lighting integration and cost reduction. We continue to execute a multi-year program to integrate and streamline our lighting businesses after the acquisition of LCA in 2002. Actions include facility consolidations, workforce reductions, and product rationalizations. Integral to this initiative is increased product and component sourcing from low cost countries. See discussion under “Special Charges” below.

•	Global sourcing. We continue to focus on expanding our global product and component sourcing and supplier cost reduction program. We continue to consolidate suppliers, utilize reverse auctions, and partner with vendors to shorten lead times, improve quality and delivery and reduce costs. Approximately 11% of total Cost of goods sold is currently sourced from low cost countries with a goal to double this amount over the next several years.

•	Acquisitions in our core markets. We continue to seek out prospective acquisitions that would enhance our core electrical component businesses — wiring systems, lighting fixtures and controls, rough-in electrical products, and utility products. Our ability to finance substantial growth continues to strengthen.

•	Common, enterprise-wide information system. A multi-year program is underway to provide a state-of-the-art information system to meet the needs of our business. SAP software will be installed across all businesses in a series of staged implementations over the next two years, with the first implementation expected to take place in the fourth quarter of 2004. The enterprise-wide business system is expected to provide several benefits:

— Standardization of business processes and information with improved analysis of business drivers and operational performance.

— Common, standardized interfaces with our customers and suppliers.

— Improved support of our cost reduction and process improvement initiatives.

— Rapid integration of acquired businesses.

     As of September 30, 2004, this program is on time and on budget. In connection with this program, we expensed approximately $7.1 million and $2.5 million in the first nine months of 2004 and 2003, respectively, primarily related to implementation consulting costs. In the first nine months of 2004, we capitalized $8.9 million of costs (recorded in “Intangible assets and other” in the Consolidated Balance Sheets) associated with the program. As of September 30, 2003, no costs associated with this program had been capitalized. Management estimates 2004 expenses associated with this program will be in a range of $10-$12 million, pretax, with capitalized costs in a range of $10-$12 million. Total program spending will approximate $40-$60 million, pretax, on the business system initiative — from inception in late 2003 through the middle of 2006 — of which approximately $20-$30 million will be capitalized (and subsequently amortized over 5 years) and $20-$30 million will be expensed as incurred. From inception through September 30, 2004 we have expensed $11.1 million and capitalized $11.9 million with respect to this program.

Summary of Consolidated Results

In millions, except per share data

	Three Months Ended				Nine Months Ended
	September 30				September 30
		% of		% of		% of		% of
	2004	Net sales	2003	Net sales	2004	Net sales	2003	Net sales
Net sales	$525.1		$457.3		$1,493.2		$1,326.1
Cost of goods sold	377.7		329.1		1,072.9		972.4

Gross profit	147.4	28.1%	128.2	28.0%	420.3	28.1%	353.7	26.7%
Selling & administrative expenses	83.6	15.9%	77.5	16.9%	247.2	16.6%	227.3	17.1%
Special charges (credits), net	1.9	0.3%	(0.2)	—	12.6	0.8%	5.8	0.4%

Operating income	61.9	11.8%	50.9	11.1%	160.5	10.7%	120.6	9.1%

Earnings per share — diluted	$0.67		$0.57		$1.74		$1.33

Net Sales

     Net sales for the third quarter of 2004 of $525.1 million increased 15% over the third quarter of 2003 as a result of higher order levels, primarily within our lighting and utility businesses in the Electrical and Power segments. We estimate that approximately 12% of the 15% increase is due to volume increases as a result of higher storm-related shipments and the continuing recovery in many of our served markets. The remaining 3% increase is due to a combination of selling price increases and some customer pre-buying in advance of the effective date of price increases, primarily in the lighting, electrical products and utility businesses. Net sales for the first nine months of 2004 increased 13% over the first nine months of 2003 with each of the three quarters producing double digit sales increases compared with the comparable periods of 2003. In addition to the effect of actual and anticipated price increases, product shipments increased year-over-year in response to unusual hurricane and storm activity, which favorably affected sales of power systems products. Currency translation had no material impact on sales in the third quarter or in the first nine months of 2004 versus the comparable periods of 2003.

Gross Profit

     Gross profit margin in the third quarter of 2004 of 28.1% was essentially unchanged compared to 28.0% reported in the third quarter of 2003. The increase in sales and other productivity initiatives had a 1-2% positive effect on gross margin in the quarter. However, these gains were almost completely offset by the net impact of higher commodity costs in excess of selling price increases realized in the quarter, particularly in the Electrical and Power segments. A pre-tax gain on sale of a warehouse in the Electrical segment of $1.5 million in the 2004 third quarter can be compared to a $1.6 million favorable Power segment legal settlement in the third quarter of 2003. On a year-to-date basis, gross profit margin improved by 140 basis points to 28.1% compared to 26.7% for the first nine months of 2003. The improvement in year-over-year gross profit margin is attributable to increased sales volume in 2004 compared to 2003, productivity improvements as a result of lean initiatives and an improvement in sales mix. Increased gross profit margin was particularly evident in our electrical products and wiring device businesses and in the lighting business as a result of cost savings from the lighting integration program.

Selling & Administrative (S&A) Expenses

     S&A expenses increased in the third quarter and first nine months of 2004 versus the comparable periods in 2003 primarily as a result of higher employee benefits costs and expenses related to our enterprise-wide information system initiative. However, S&A expenses as a percentage of sales in the third quarter of 2004 declined one percentage point to 15.9% compared to 16.9% in the third quarter of 2003. For the first nine months of 2004, S&A expenses as a percentage of sales declined to 16.6% compared to 17.1% in the first nine months of 2003. The improvements are primarily attributable to increased sales in 2004 over the comparable periods in 2003.

Special Charges

     Special charges recorded in the third quarter of 2004 and 2003 reflect expenses of $2.1 million and a net credit of $0.2 million, respectively. Of the total 2004 amount, $0.2 million of inventory write-downs related to discontinued products were recorded in Cost of goods sold. Special charges related to the ongoing lighting business integration program accounted for all of the costs in both years.

     For the first nine months of 2004, special charges totaled $13.9 million which, in addition to the amounts noted above, included $5.1 million of lighting integration costs recorded in the first and second quarters and $6.7 million of costs related to the closure of a wiring device factory in Puerto Rico announced in the second quarter. For the first nine months of 2003, special charges totaled $7.6 million and were recorded entirely in connection with the lighting integration program.

Lighting Business Integration Program

     The integration and streamlining of our lighting operations is a multi-year initiative. Many of the actions were developed in conjunction with the acquisition of LCA in April 2002. Individual projects within the Program consist of factory, office and warehouse closures, personnel realignments, and costs to streamline and combine product offerings. Total costs from the start of the Program in 2002 through its expected completion in 2006 are expected to range from $60-$80 million. In addition, capital expenditures of $20-$40 million are forecast, most of which has not yet been spent. Annualized savings from these actions are expected to range from $20-$30 million, pre-tax, when fully implemented in 2007. Approximately $5-$7 million of these savings are expected to be realized in 2004. Savings are expected to primarily be realized in the form of higher manufacturing productivity and lower administrative costs in the affected lighting businesses. However, a portion of these savings has been and will be used to offset cost increases and other competitive pressures as opposed to adding directly to the profitability of the Electrical segment. The cost of certain future actions may not be recorded as special charges, but rather included in Cost of goods sold or S&A expenses in the Consolidated Statements of Income, in accordance with accounting principles generally accepted in the United States of America.

     In December 2002, phase I of the Program totaling approximately $20 million was approved, consisting of many individually identified actions. In connection with these actions, special charges of $5.4 million and $4.9 million were recorded in December 2002 for product line rationalization and business reorganization costs, respectively. The product line rationalization reflected the write-down of discontinued product inventories. Reorganization actions primarily consisted of a factory closure, warehouse consolidations and workforce realignment. In addition, $2.0 million of costs were recorded in 2002 in the purchase accounting for the acquisition of LCA in connection with the closure and consolidation of an acquired LCA business unit’s headquarters location.

     In 2003, phase I was supplemented to include additional actions related to the discontinuance of an additional product line and the relocation of certain manufacturing operations to an existing facility in Mexico. In total, these actions were approved with a combined budgeted amount of $11.0 million, of which $4.6 million was recorded as a special charge in the second quarter of 2003 related to the discontinuance of our entertainment lighting product offering. The remaining budgeted amount is being expensed as actions are announced or costs are incurred, in accordance with applicable accounting rules. Through September 30, 2004, substantially all of the phase I actions have been completed. Remaining actions include the sourcing of a product line to a low cost country and the integration of a U.S.-based commercial products manufacturing facility into an existing facility in Mexico. Budgeted cash expenditures for these projects totaling approximately $2-$3 million are expected to be substantially incurred by the end of 2004.

     Phase II of the lighting integration program began in the 2004 second quarter. Many of the actions contemplated are similar to actions completed or underway from Phase I. In the 2004 second quarter, a commercial products plant closure was announced and charges of $3.0 million were recorded, primarily for asset impairments. In the third quarter of 2004, we announced two actions: (1) consolidation of selling, administrative and engineering support functions within the commercial lighting businesses, and (2) the selection of Greenville, SC as the site for a new $36 million lighting headquarters facility to be constructed over the next 2 years. The cost of the office functions consolidation is estimated at $5-$7 million and includes the relocation of 65-75 jobs to the existing lighting headquarters location in South Carolina over the next 12 months. Cash costs are estimated primarily for severance and relocation over this time period.

     These and additional phase II actions are, in total, expected to result in $20-$30 million of expenses through the end of 2005. In addition to the announced actions, expenses are expected to be associated with further consolidation of commercial lighting manufacturing operations, including additional production moves to Mexico, as well as office consolidations. Approximately 70%-80% of the total amount to be expensed is expected to be associated with cash outlays. Excluding the new headquarters facility, an additional $3-$6 million of capital expenditures are forecast to be required for these projects.

     In 2006, an additional $5-$15 million of expense is forecast for final actions associated with the Program. Cash expenditures are estimated to be 60%-80% of this amount.

Other Capacity Reduction Actions

     In addition to the lighting Program, in June 2004, we announced the closing of a 100,000 square foot wiring device factory in Puerto Rico. Increased productivity facilitated by lean initiatives and cost savings opportunities resulting from low cost country sourcing contributed to the decision to close this leased facility by the middle of 2005. As a result, $6.7 million in special charges were recorded in the second quarter of 2004 in the Electrical segment of which $4.5 million represented impairments to fixed assets and $2.2 million related to severance cost. Only the severance cost will result in a cash outlay.

     Annual, pre-tax savings from this action are expected to be $3-$5 million when fully implemented in 2006, with the entire amount benefiting cost of sales in the Electrical segment. Net benefits realized in the segment are likely to be lower and will be used to offset cost increases and other competitive pressures.

Other Income/Expense

     In the third quarter and first nine months of 2004, investment income increased versus the comparable periods in 2003 due to higher average cash and investment balances in 2004. For the third quarter and first nine months of 2004, interest expense was essentially unchanged when compared to the same periods in 2003 as a result of a similar amount of fixed rate indebtedness. Other income, net increased in the third quarter of 2004 compared to the third quarter of 2003 primarily due to gains on assets that had been held for sale in 2004. In the first nine months of 2004, other income, net was primarily impacted by net foreign currency transaction losses compared to net foreign currency transaction gains in the first nine months of 2003.

Income Taxes

     The effective tax rate for the third quarter of 2004 was 29.4% compared to 26.0% in the third quarter of 2003.

     The effective tax rate for the first nine months of 2004 was 28.2% compared to 26.0% in the first nine months of 2003. The increased effective tax rates in the quarter and first nine months of 2004 versus the comparable periods of 2003 reflect a higher mix of U.S. earnings, partly offset by higher tax benefits resulting from higher special charge expenses in 2004.

     The U.S. federal tax benefits derived from our Puerto Rico operations are currently set to expire on December 31, 2005. We continue to evaluate alternative methods to mitigate the loss of these benefits prior to the date of expiration. For further information on the Company’s effective tax rate, refer to the footnotes (Note 10) included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     During October 2004, the Internal Revenue Service closed its examination of our tax returns for years up to and including 2001, which includes refund claims for the years 1995 through 2000 related to research and development activities during these years. As a result, we will record a tax benefit of approximately $11 million in the fourth quarter of 2004 primarily to reduce previously accrued income tax liabilities associated with these tax years.

Net Income and Earnings Per Share

     Net income and diluted earnings per share increased in the third quarter and first nine months of 2004 compared to the equivalent periods of 2003 due to higher sales and gross profit margins, partly offset by higher S&A expenses, higher special charges and an increase in the effective tax rate. Shares outstanding have also increased due to stock option exercises, partly offset by stock repurchases.

Segment Results

		Electrical
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
		(In millions)
Net sales	$386.2	$339.6	$1,106.9	$982.7
Operating income	45.4	37.6	117.6	89.2
Operating margins	11.7%	11.1%	10.6%	9.1%

     Electrical segment sales increased 14% and 13% in the third quarter and for the first nine months of 2004, respectively, versus the 2003 comparable periods. All businesses within the segment, excluding telecommunications, experienced year-over-year increases in the quarter and year-to-date. Increases in selling prices contributed approximately 2% and 1%, respectively, to the quarter-over-quarter and year-over-year increases versus 2003.

     Sales in the lighting fixtures business increased by double digit percentages in the third quarter and year-to-date 2004 versus the comparable prior year periods. These increases were primarily due to higher shipments of residential and commercial lighting fixture products as demand improved due to continued year-over-year growth in the underlying market, shipments of customer orders placed in advance of selling price increases and gains in market share. Sales of wiring systems increased 8% in the quarter and 9% year-to-date versus 2003 due primarily to higher MRO spending in U.S. and Canadian markets. For the third quarter and first nine months of 2004, Raco rough-in electrical products posted double digit increases in sales due primarily to selling price increases and market share gains. Harsh and hazardous products also reported double digit increases in sales for the third quarter and first nine months of 2004 due to improved international project activity and favorable foreign currency exchange rates.

     Operating margin improvement in the third quarter and first nine months of 2004 compared to the third quarter and first nine months of 2003 was primarily due to higher gross profit margins driven by higher sales and a favorable mix of higher margin products. Lower product costs resulting from product outsourcing, profitability improvements in connection with our lean initiatives and realized savings from the lighting integration program also contributed to operating margin improvements. The $1.5 million warehouse gain on sale also benefited 2004 third quarter operating margins. Margin improvement was particularly strong in our commercial lighting fixture, electrical products and harsh and hazardous businesses where we experienced sales increases in more profitable product categories along with improved factory performance. These margin improvements were partially offset by higher special charges (see discussions above under “Special Charges”) and higher S&A spending due in part to spending in connection with the information system initiative.

		Power
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
		(In millions)
Net sales	$106.5	$86.1	$290.2	$249.9
Operating income	12.5	10.3	32.1	24.1
Operating margins	11.7%	12.0%	11.1%	9.6%

     Net sales in the Power segment increased $20.4 million, or 24%, in the third quarter of 2004 compared to the third quarter of 2003. Strengthening in the overall domestic economy, which has resulted in increased project and maintenance spending by domestic utility accounts, and increased penetration of civil construction markets accounted for the majority of the increase in sales. Price increases have been implemented across all product lines where costs have risen due to increased metal and energy costs. We estimate that price increases accounted for approximately 5% of the quarter-over-quarter sales increase, with increased sales volume from hurricane and storm activity representing another 3%. Operating margins in the third quarter of 2004 were slightly lower than in the third quarter of 2003 as selling price increases in the third quarter did not completely offset increased commodity costs. In addition, the third quarter of 2003 included a $1.6 million favorable patent litigation settlement. Operating margins for the first nine months of 2004 improved compared to the first nine months of 2003 due to higher sales, a favorable product mix of higher margin products and improved factory performance.

		Industrial Technology
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
		(In millions)
Net sales	$32.4	$31.6	$96.1	$93.5
Operating income	4.0	3.0	10.8	7.3
Operating margins	12.3%	9.5%	11.2%	7.8%

     Net sales in the Industrial Technology segment increased 3% in the third quarter of 2004 compared to the third quarter of 2003 primarily as a result of increased demand for industrial control reel products and slightly higher sales from the high voltage test equipment businesses. For the first nine months of 2004, net sales increased 3% on the strength of the businesses which serve controls and reels for industrial markets. These businesses benefited from the improvement in industrial activity which increased order intake. Operating margins improved significantly in the third quarter and for the first nine months of 2004 versus the comparable periods in 2003 primarily as a result of a more favorable industrial product mix as well as elimination of losses in our high voltage business.

Outlook

     Our outlook for full-year 2004 is as follows:

Markets

     We expect overall conditions in the major markets served by our businesses to continue to slowly improve, with the exception of residential markets, which are expected to remain strong but decline from their current highs. Industrial demand related to MRO activities improved year-over-year in the first nine months of 2004 and is expected to continue to increase. Industrial and commercial construction markets appear to have bottomed and are expected to continue recovering slowly. However, we do not expect to see a substantial increase in non-residential construction sales in the remainder of 2004. Domestic utility markets are expected to move with the general direction of the overall economy. The investment required to modernize the domestic energy transmission and distribution infrastructure is not expected to generate significant increases in demand for our products until 2005 or beyond.

Sales and Profits

     Our outlook for full-year 2004 net sales is for an increase of 12%-14% over 2003 reflecting strong demand experienced year-to-date as a result of the steady recovery in our end use markets, the impact of new product programs, and the impact of price increases. Foreign currency exchange rates are not expected to have a material impact on fourth quarter sales comparisons.

     Full year operating income is expected to be affected by increased costs of commodities used in the production of our products including steel, aluminum, copper and bronze as well as higher energy and freight costs. These costs have risen steadily throughout the first nine months of the year and are currently projected to increase by over $70 million on an annualized basis. The extent to which the current rate of cost increases change and price increases offset these higher costs will be significant factors affecting profitability in the fourth quarter of 2004.

     Full year 2004 operating margins are forecast to improve by approximately 150 to 200 basis points year-over-year before special charges, as a result of higher sales and the impact of productivity gains.

     We are forecasting 2004 diluted earnings per share in a range of $2.40 - $2.50, excluding costs discussed above under “Special Charges”.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL

Cash Flow

	Nine Months Ended
	September 30
	2004	2003
	(In Millions)
Net cash provided by (used in):
Operating activities	$145.6	$189.8
Investing activities	(12.0)	(5.5)
Financing activities	(43.7)	(48.9)

Net change in cash and temporary cash investments	$89.9	$135.4

     Cash flows provided by operating activities for the nine months ended September 30, 2004 decreased $44.2 million from the comparable period in 2003. The overall decline in operating cash flow is primarily due to an increase in working capital year-over-year, consistent with the higher level of orders and sales experienced during this period.

     The 15% year-over-year sales increase in the third quarter of 2004 resulted in a significant increase in accounts receivable year-over-year, which is a use of cash. However, days sales outstanding (“DSO”) has improved by just under 1 day in the first nine months of 2004 versus the comparable period of 2003. We believe that DSO is a better measure of the rate of change in accounts receivable balances as sales levels change.

     Similarly, inventory levels increased in the first nine months of 2004 due to higher sales and the expectation of continued higher customer demand. We also selectively pre-bought some raw materials, such as steel, and pre-built product to ensure availability of supply to fulfill future orders. We believe inventory efficiency is better measured by the number of days of Cost of goods sold which are in inventory (“inventory days”). Inventory days have declined steadily over the past 3 years, including in the third quarter and first nine months of 2004 versus comparable periods of 2003.

     Accounts payable balances have increased both as a result of higher levels of business activity, as well as more effective management of supplier terms and the timing of supplier payments. The increase in current liabilities primarily reflects an increase in current taxes payable, as well as higher levels of employee related and sales program accruals as a result of increased sales and profitability year-over-year.

     Cash flows from investing activities aggregated to a use of cash of $12.0 million in the first nine months of 2004 compared to a $5.5 million use of cash in the first nine months of 2003 primarily as a result of higher capital expenditures pertaining to the enterprise-wide business system initiative. This was partly offset by higher proceeds from the sale of assets. Net cash used for financing activities decreased $5.2 million in the first nine months of 2004 when compared to the same period in 2003 as a result of $11.1 million of additional cash proceeds from the exercise of stock options, partially offset by $4.8 million of cash used to repurchase common shares, and a modestly higher cash outflow for dividend payments.

Investments in the Business

     In the first nine months of 2004, we recorded a total of $28.0 million of capital expenditures of which $19.1 million was additions to property, plant and equipment and $8.9 million was capitalized software in connection with the enterprise-wide business system initiative. Included in the $8.9 million of capitalized software is $2.0 million of accrued amounts not yet expended, resulting in cash capital expenditures of $26.0 million. Spending on property, plant and equipment in 2004 is slightly more than half of depreciation expense on a year to date basis.

     We continue to invest in process improvement through our lean initiatives. We are in the third year of this initiative and expect eighteen major facilities and approximately 40% of our workforce will participate in business process improvement events during 2004.

     In 2003, our Board of Directors approved a stock repurchase program. The stock repurchase program replaced and superceded the program announced in December 2000 and authorized the repurchase of up to $60.0 million of the Company’s Class A and Class B common stock. Stock repurchases are being implemented through open market and privately negotiated transactions. The timing of such transactions depends on a variety of factors, including market conditions. In the first nine months of 2004, we used $4.8 million of cash to repurchase common shares. Since the program’s inception in 2003, we have used $10.1 million of cash to repurchase common shares.

Working Capital

	September 30,	December 31,
	2004	2003
	(In Millions)
Current Assets	$891.1	$709.3
Current Liabilities	350.5	288.4

Working Capital	$540.6	$420.9

     Working capital increased $119.7 million from December 2003 to September 2004 due to higher cash and temporary cash investments, and increased accounts receivable and inventory due to higher sales. These increases were partly offset by higher accounts payable and accrued liabilities. Working capital initiatives are in place at all locations which emphasize improved inventory management, faster collection of accounts receivable, and negotiation of more favorable supplier payment terms. Working capital will be affected by a reclassification of long- term debt to current liabilities in the fourth quarter of 2004, as discussed below under “Debt to Capital”.

Debt to Capital

     The definition of debt to total capital as disclosed below is a non-GAAP measure that may not be comparable to definitions used by other companies. We believe that Net Debt is more appropriate than Total Debt for measuring our financial leverage.

	September 30,	December 31,
	2004	2003
	(In Millions)
Total Debt	$299.0	$298.8
Total Shareholders’ Equity	896.0	829.7

Total Capital	$1,195.0	$1,128.5

Debt to Total Capital	25%	26%
Cash and Investments	$388.6	$300.9
Net Debt (Total debt less cash and investments)	$(89.6)	$(2.1)

     At September 30, 2004, Cash and Investments exceeded Total Debt by $89.6 million compared to $2.1 million of excess Cash and Investments over Total Debt at December 31, 2003. The ratio of Total Debt to Total Capital was 25%, a reduction of approximately one percentage point compared with December 31, 2003.

     At September 30, 2004 and December 31, 2003, our debt consisted solely of long-term notes. These notes are fixed rate indebtedness, with amounts of $100 million and $200 million due in 2005 and 2012, respectively. As of October 1, 2004, the $100 million note will be reclassified to short-term debt consistent with its maturity date of October 1, 2005.

     These long-term notes are not callable and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at September 30, 2004. The most restrictive of these covenants limits our ability to enter into mortgages and sale-leasebacks of property having a net book value in excess of $5 million without the approval of the Note holders. Borrowings were also available from committed bank credit facilities up to $200 million, although these facilities were not used during the first nine months of 2004. Borrowings under credit agreements generally are available with an interest rate equal to the prime rate or at a spread over the London Interbank Offered Rate (LIBOR). In October 2004, we entered into a revised 5-year revolving credit facility to replace the existing facility. Terms and conditions of the new credit facility are essentially unchanged.

     Although not the principal source of liquidity, we believe our credit facilities are capable of providing significant financing flexibility at reasonable rates of interest. However, a significant deterioration in the results of our operations or cash flows, leading to deterioration in financial condition, could either increase our borrowing costs or restrict our ability to borrow. We have not entered into any other guarantees, commitments or obligations that could give rise to material unexpected cash requirements.

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

Debt Ratings

     Debt ratings on debt securities at September 30, 2004, which remained consistent with ratings as of December 31, 2003, appear below. During the third quarter of 2004, Moody’s Investor Services and Fitch upgraded their outlooks for the ratings of our debt from “stable” to “positive”.

Moody’s Investor
	Standard & Poors	Services	Fitch
Senior Unsecured Debt	A+	A3	A
Commercial Paper	A-1	P-2	F1

Critical Accounting Policies

     A summary of the our significant accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2003. We believe that the application of these policies on a consistent basis enables us to provide the users of our financial statements with useful and reliable information about operating results and financial condition.

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

Forward-Looking Statements

     Some of the information included in this Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about the Company’s capital resources, performance and results of operations and are based on management’s reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in operating results, anticipated market conditions, and economic recovery are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Such forward-looking statements involve numerous assumptions, known and unknown risks, uncertainties and other such factors, that could cause actual and future performance or achievements of the Company to be materially different or incorrect from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to:

•	Achieving sales levels to fulfill revenue expectations.

•	Realization of price increases.

•	Anticipated operating margin improvements.

•	Expected levels of operating cash flow and uses of cash.

•	Ability to achieve projected levels of efficiencies, cost savings and cost reduction measures.

•	Availability and costs of raw materials and purchased components.

•	Net cash expenditures, savings and timing of actions in connection with restructuring and special charges.

•	Cash expenditures, benefits and timing of actions in connection with the Company’s enterprise-wide business information system initiative.

•	General economic and business conditions in particular industries or markets.

•	Expected benefits of process improvements and other lean initiatives.

•	Ability to carry out future acquisitions in the Company’s core businesses.

•	Future levels of indebtedness and capital spending.

•	Future repurchases of common stock under the Company’s common stock repurchase program.

•	Ability to continue business relationships with major customers.

•	Anticipated future global product sourcing levels.

•	Adverse changes in foreign currency exchange rates.

•	Pension plan assumptions and future contributions.

•	Unexpected costs or charges, certain of which might be outside the control of the Company.

•	Competition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability and changes in raw material prices, foreign sourcing issues, and interest rates. As noted throughout Management’s Discussion and Analysis, we have seen significant increases in the cost of certain metals used in our products, along with higher energy and freight costs. In addition, the Company’s procurement strategy continues to emphasize an increased level of purchases from international locations, primarily China and India, which subjects the Company to increased political and exchange risk. There has been no significant change in the Company’s strategies to manage these exposures during the first nine months of 2004. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ending December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information (including consolidated subsidiaries) required to be included in Exchange Act reports. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

					Total	Approximate
					Number of	Dollar Value of
	Total		Total		Shares	Shares
	Number of		Number of		Purchased as	that May Yet Be
	Class A		Class B		Part of Publicly	Purchased Under
	Shares	Average	Shares	Average	Announced	the
	Purchased	Price Paid per	Purchased	Price Paid per	Program	Program
Period	(000’s)	Class A Share	(000’s)	Class B Share	(000’s)	(000’s)
January 2004	30	$41.39	—	—	30	$53,400
February 2004	30	$37.84	—	—	30	$52,300
March 2004	—	—	—	—	—	$52,300

Total for the quarter ended March 31, 2004	60	$39.62	—	—	60	$52,300
April 2004	—	—	—	—	—	$52,300
May 2004	—	—	—	—	—	$52,300
June 2004	10	$42.20	—	—	10	$51,900

Total for the quarter ended June 30, 2004	10	$42.20	—	—	10	$51,900
July 2004	—	—	—	—	—	$51,900
August 2004	23	$41.43	—	—	23	$50,900
September 2004	12	$42.60	11	$43.93	23	$49,900

Total for the quarter ended September 30, 2004	35	$41.58	11	$43.93	46	$49,900

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2*	Certification of Interim Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2*	Certification of Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith

REPORTS ON FORM 8-K

     On July 20, 2004 the Company filed a Form 8-K to include its Press Release dated July 20, 2004 pertaining to the financial results of the Company for the quarter ended June 30, 2004 as required under Item 12, Disclosure of Results of Operations and Financial Condition.

     On September 15, 2004, the Company filed a Form 8-K to include its Press Release dated September 15, 2004 announcing the election of Timothy H. Powers as Chairman of the Board.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBBELL INCORPORATED

Dated: November 8, 2004	/s/ Gregory F. Covino
Gregory F. Covino
Interim Chief Financial Officer