Form 10-K
period 2004-12-31
HUBBELL INC
filed 2005-03-09
CIK 48898

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

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

     The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was $2,575,885,105*. The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of March 1, 2005 was 9,350,747 and 52,122,647, respectively.

Documents Incorporated by Reference

     Portions of the definitive proxy statement for the annual meeting of shareholders scheduled to be held on May 2, 2005, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.

*	Calculated by excluding all shares held by Executive Officers and Directors of registrant and the Louie E. Roche Trust, the Harvey Hubbell Trust, the Harvey Hubbell Foundation and the registrant’s pension plans, without conceding that all such persons or entities are “affiliates” of registrant for purpose of the Federal Securities Laws.

HUBBELL INCORPORATED

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2004

PART I

Item 1.	Business

      Hubbell Incorporated (herein referred to as “Hubbell”, the “Company” or the “registrant”, which references shall include its divisions and subsidiaries as the context may require) was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Hubbell is primarily engaged in the engineering, manufacture and sale of high quality electrical and electronic products for a broad range of commercial, industrial, telecommunications, utility, and residential applications. Products are manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, Mexico, Italy, and the United Kingdom. Hubbell also participates in a joint venture in Taiwan, and maintains sales offices in Singapore, the People’s Republic of China, Mexico, Hong Kong, South Korea, and the Middle East.

      For management reporting and control, the businesses are divided into three segments: Electrical, Power and Industrial Technology, as described below. Reference is made to Note 20 — Industry Segments and Geographic Area Information under Notes to Consolidated Financial Statements.

      The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of the Company’s website at http://www.hubbell.com as soon as practicable after such material is electronically filed with, or furnished to, the SEC.

ELECTRICAL SEGMENT

      The Electrical Segment is comprised of businesses that primarily sell through distributors, lighting showrooms, home centers, telephone and telecommunications companies, and represents stock and custom products including standard and special application wiring device products, lighting fixtures and controls, fittings, switches and outlet boxes, enclosures, wire management products and voice and data signal processing components. The products are typically used in and around industrial, commercial, and institutional facilities by electrical contractors, maintenance personnel, electricians, and telecommunications companies. Certain lighting fixtures, wiring devices and electrical products also have residential application.

Electrical Wiring Devices

      Hubbell manufactures and sells highly durable and reliable wiring devices which are supplied principally to industrial, commercial and institutional customers, although certain products also have residential application. These products, comprising several thousand catalog items, include plugs, dimmers, receptacles (including surge suppressor units), wall outlets, connectors, adapters, floor boxes, switches, occupancy sensors (including passive infrared and ultrasonic motion sensing devices), lampholders, control switches, outlet strips, pendants, weatherproof enclosures, and wallplates. Pin-and-sleeve devices built to International Electrotechnical Commission (IEC) and new UL standards have incorporated improved water and dust-tight construction and impact resistance. Switch and receptacle wall plates feature proprietary thermoplastic materials offering high impact resistance and durability, and are available in a variety of colors and styles. Delivery systems, including nonmetallic surface raceway systems for power, data and communications distribution, provide efficiency and flexibility in both initial installations and remodeling applications. Hubbell also sells wiring devices for use in certain environments requiring specialized products, such as signal and control connectors and cable assemblies for the connection of sensors in materials processing, modular cable protection systems, cable and devices for marine applications and portable power distribution units with ground fault protection for commercial and industrial applications. Some of the portable power distribution units contain a number of outlets to which electrically-powered equipment may be simultaneously connected for ground fault protection. Circuit Guard® ground fault units protect the user from electrical shock by interrupting the circuit to which they are connected when a fault to ground is detected. Hubbell also manufactures TVSS (transient voltage surge suppression) devices, under the Spikeshield® trademark, which are used to protect electronic equipment such as personal computers and other supersensitive electronic equipment. Hubbell also manufactures and/or sells components designed for use in local area networks (LANs) and other telecommunications applications supporting high-speed data and voice signals. Primary products include work station modular jacks, faceplates, surface housings, modular furniture plates, cross connect patch panels, connectorized cable assemblies, punch down blocks, free standing racks, enclosures and other products used for installation, testing and distribution of LANs. These products support unshielded, shielded and fiber optic media types and typically service commercial, institutional and industrial applications.

Lighting Fixtures and Controls

      Hubbell manufactures and sells lighting fixtures and accessories for indoor and outdoor applications with four classifications of products: Outdoor, Industrial, Commercial/ Institutional, and Residential. Outdoor products include poles, MiniLiter® and Sterner® Infranor® floodlights, Devine® Geometric 2000TM series fixtures, Kim® architectural fixtures and a line of pedestrian zone, path, landscape, building and area lighting products, SecurityTM outdoor and signage fixtures, Magnusquare® II Architectural fixtures, SpauldingTM fixtures, AALTM flood and step lighting fixtures, sconces, bollards, poles and mounting arms in period, contemporary and customer designs, Moldcast® bollards, street lighting fixtures and wall mounted fixtures, and WhitewayTM canopy light fixtures, which are used to illuminate service stations, truck stops, outdoor display signs, parking lots, roadways, pedestrian areas, security areas, automobile dealerships, shopping centers, convenience stores, quick service restaurants, and similar areas, and Sportsliter® fixtures which are used to illuminate athletic and recreational fields. In addition, a line of Lightscaper® decorative outdoor fixtures is sold for use in landscaping applications such as pools, gardens and walkways. Industrial products include SuperbayTM 2.0, Controlux® 2.0, Superwatt, The Detector®, and KemluxTM fixtures used to illuminate factories, work spaces, and similar areas, including specialty requirements such as paint rooms, clean rooms and warehouses. Commercial/ Institutional products include high intensity discharge (HID) fixtures, AleraTM architectural and Columbia Lighting® specification grade fluorescent fixtures, Dual-Lite® emergency and exit, and Prescolite® recessed, surface mounted and track fixtures which are used for offices, schools, hospitals, airports, retail stores, and similar applications. The fixtures use HID lamps, such as mercury-vapor, high-pressure sodium, and metal-halide lamps, as well as quartz, fluorescent and incandescent lamps, all of which are purchased from other sources. Hubbell also manufactures a broad range of life safety products, emergency lighting and exit signs and inverter power systems which are used in specialized safety applications under the Dual-Lite® and Prescolite Life SafetyTM trademarks, and a line of IEC lighting fixtures designed for hazardous, hostile and corrosive applications sold under the ChalmitTM and Killark® trademarks. The residential products are sold under the Progress Lighting® trademark and include residential decorative fixtures including chandeliers, hall and foyer, sconces, track, recessed, bath and vanity, pendants, close to ceiling, under-cabinet, portable lights, fans, door chimes, dimmers, and outdoor and landscape lighting fixtures.

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

Hazardous and Hostile Location Application Products

      Hubbell’s special application products, which are sold under the Killark® trademark, include weatherproof and hazardous location products suitable for standard, explosion-proof and other hostile area applications, conduit raceway fittings, Disconex® switches, enclosures, HostileLite® lighting fixtures, electrical distribution equipment, standard and custom electrical motor controls, junction boxes, plugs and receptacles. Hubbell also manufactures and sells under the Hawke® trademark a line of cable glands and cable connectors, enclosures, cable transit, breathers and fieldbus products for the hazardous area and industrial markets. Hazardous locations are those areas where a potential for explosion and fire exists due to the presence of flammable gasses, fibers, vapors, dust or other easily ignitable materials and include such applications as refineries, petro-chemical plants, grain elevators and material processing areas.

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

Sales and Distribution of Electrical Segment Products

      A majority of Hubbell’s Electrical Segment products are stock items and are sold through electrical and industrial distributors, home centers, some retail and hardware outlets, and lighting showrooms. Special application products are sold primarily through wholesale distributors to contractors, industrial customers and original equipment manufacturers. Voice and data signal processing equipment products are represented worldwide through a direct sales organization and by selected, independent telecommunications representatives, primarily sold through datacom, electrical and catalogue distribution channels. Telecommunications products are sold primarily by direct sales to customers in the United States and internationally through sales personnel and sales representatives. Hubbell maintains a sales and marketing organization to assist potential users with the application of certain products to their specific requirements, and with architects, engineers, industrial designers, original equipment manufacturers and electrical contractors for the design of electrical systems to meet the specific requirements of industrial, institutional, commercial and residential users. Hubbell is also represented by sales agents for its lighting fixtures, electrical wiring devices, boxes, enclosures, and fittings product lines. The sales of Electrical Segment products accounted for approximately 74% of Hubbell’s revenue in year 2004, 74% in 2003 and 72% in 2002.

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

Electrical Transmission and Distribution Products

      Hubbell manufactures and sells, under the Ohio Brass® registered trademark, a complete line of polymer insulators and high-voltage surge arresters used in the construction of electrical transmission and distribution lines and substations. The primary focus in this product area are the Hi*Lite®, Hi*Lite®XL and Veri*LiteTM polymer insulator lines and the polymer housed metal-oxide varistor surge arrester lines. Electrical transmission products and post insulators are used in the expansion and upgrading of electrical transmission capability.

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

Sales and Distribution of Power Segment Products

      Sales of Power Segment products are made through a Hubbell sales and marketing organization to distributors and directly to users such as electric utilities, mining operations, industrial firms, and engineering and construction firms. While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a decrease in purchases by public utilities does affect this category. The sale of Power Segment products accounted for approximately 19% of Hubbell’s total revenue in year 2004, 19% in 2003 and 20% in 2002.

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

High Voltage Test and Measurement Equipment

      Hubbell manufactures and sells, under the Hipotronics®, Haefely TestTM and Tettex® trademarks, a broad line of high voltage test and measurement systems to test materials and equipment used in the generation, transmission and distribution of electricity, and high voltage power supplies and electromagnetic compliance equipment for use in the electrical and electronic industries. Principal products include AC/ DC hipot testers and megohmmeters, cable fault location systems, oil testers and DC hipots, impulse generators, digital measurement systems and tan-delta bridges, AC series resonant and corona detection systems, DC test sets and power supplies, variable transformers, voltage regulators, and motor and transformer test sets.

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

      Hubbell manufactures and sells under the GAI-Tronics®trademark, specialized communications systems designed to withstand indoor and outdoor hazardous environments. Products include intra-facility communication systems, telephone systems, and land mobile radio peripherals. These products are sold to oil, gas and petrochemical industries, transportation authorities (for use on public highways and in trains and on train platforms), and the security industry (for use in malls and on college campuses).

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

      The sale of products in the Industrial Technology Segment accounted for approximately 7% of Hubbell’s total revenue in year 2004, 7% in 2003 and 8% in 2002.

INFORMATION APPLICABLE TO ALL GENERAL CATEGORIES

International Operations

      The Company has several operations located in the United Kingdom. Hubbell Limited manufactures and/or markets fuse switches, contactors, selected wiring device products, premise wiring products, specialized control gear, chart recording products, and industrial control products used in motor control applications such as fuse switches and contactors. Chalmit Lighting manufactures and/or markets lighting fixtures designed for hazardous, hostile and corrosive applications. Hawke Cable Glands (“Hawke”) manufactures and/or markets a range of products used in hazardous locations including brass cable glands and cable connectors used in watertight terminations, cable transition devices, utility transformer breathers, enclosures and field bus connectivity components. GAI-Tronics manufactures and/or markets specialized communication systems designed to withstand indoor and outdoor hazardous environments.

      Hubbell Canada L.P. and Hubbell de Mexico, S.A. de C.V. manufacture and/or market wiring devices, premise wiring products, lighting fixtures and controls, grips, fittings, switches and outlet boxes, hazardous location products, electrical transmission and distribution products and earth anchoring systems. Industrial control products are sold in Canada through an independent sales agent. Hubbell Canada also designs and manufactures electrical outlet boxes, metallic wall plates, and related accessories.

      Harvey Hubbell S.E. Asia Pte. Ltd. (Singapore) markets wiring devices, lighting fixtures, hazardous location products and electrical transmission and distribution products.

      Haefely Test AG in Switzerland designs and manufactures high voltage test and instrumentation systems, and GAI-Tronics in Italy designs and manufactures specialized communications systems.

      Hubbell also manufactures lighting products, weatherproof outlet boxes, fittings, and power products in Juarez and Tijuana, Mexico. In addition, Hubbell has interests in various other international operations such as a joint venture in Taiwan, and maintains sales offices in Mexico, Singapore, the People’s Republic of China, Hong Kong, South Korea and the Middle East.

      The wiring devices sold by Hubbell’s operations in the United Kingdom, Singapore, Canada and Mexico are similar to those sold in the United States, most of which are manufactured in the United States and Puerto Rico.

      As a percentage of total sales, international shipments from foreign subsidiaries were 10% in 2004, 2003 and 2002 with the Canadian and United Kingdom markets representing approximately 45% and 33%, respectively, of the 2004 total.

Raw Materials

      Principal raw materials used in the manufacture of Hubbell products include steel, brass, copper, aluminum, bronze, plastics, phenolics, zinc, elastomers and petrochemicals. Hubbell also purchases certain electrical and electronic components, including solenoids, lighting ballasts, printed circuit boards, integrated circuit chips and cord sets, from a number of suppliers. Hubbell is not materially dependent upon any one supplier for raw materials used in the manufacture of its products and equipment and, at the present time, raw materials and components essential to its operation are in adequate supply. However, certain of these principal raw materials are sourced from a limited number of suppliers. Also see Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Patents

      Hubbell has approximately 1,150 active United States and foreign patents covering many of its products, which expire at various times. While Hubbell deems these patents to be of value, it does not consider its business to be dependent upon patent protection. Hubbell licenses under patents owned by others, as may be needed, and grants licenses under certain of its patents.

Working Capital

      Inventory, accounts receivable and accounts payable levels, payment terms and, where applicable, return policies are in accordance with the general practices of the electrical products industry and standard business procedures. See also Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Backlog

      Backlog of orders believed to be firm at December 31, 2004 and 2003 were approximately $137.5 million and $114.2 million, respectively. Most of the backlog is expected to be shipped in the current year. Although this backlog is important, the majority of Hubbell’s revenues result from sales of inventoried products or products that have short periods of manufacture.

Competition

      Hubbell experiences substantial competition in all categories of its business, but does not compete with the same companies in all of its product categories. The number and size of competitors vary considerably depending on the product line. Hubbell cannot specify with exactitude the number of competitors in each product category or their relative market position. However, some of its competitors are larger companies with substantial financial and other resources. Hubbell considers product performance, reliability, quality and technological innovation as important factors relevant to all areas of its business and considers its reputation as a manufacturer of quality products to be an important factor in its business. In addition, product price, service levels and other factors can affect Hubbell’s ability to compete.

Research, Development & Engineering

      Research, development and engineering expenditures represent costs incurred in the experimental or laboratory sense aimed at discovery and/or application of new knowledge in developing a new product, process, or in bringing about a significant improvement in an existing product or process. Research, development and engineering expenses are recorded as a component of Cost of goods sold. Expenses for research, development and engineering were $6.2 million in 2004, $6.3 million in 2003 and $7.1 million in 2002.

Environment

      The Company is subject to various federal, state and local government requirements relating to the protection of employee health and safety and the environment. The Company believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury to employees and employees of our customers and that the handling, manufacture, use and disposal of hazardous or toxic substances are in accord with environmental laws and regulations.

      Like other companies engaged in similar businesses, the Company has incurred remedial response and voluntary cleanup costs for site contamination and is a party to product liability and other lawsuits and claims associated with environmental matters, including past production of product containing toxic substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future. However, considering past experience, insurance coverage and reserves, the Company does not expect that these matters will have a material impact on earnings, capital expenditures, or competitive position during the next fiscal year. See also Note 15 — Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Employees

      As of December 31, 2004, Hubbell had approximately 11,400 salaried and hourly employees. Approximately 7,600 of these employees or 67% are located in the United States. Approximately 50% of Hubbell’s United States employees are represented by eighteen labor unions. Hubbell considers its labor relations to be satisfactory.

Item 2.	Properties

      Hubbell’s principal manufacturing facilities, classified by segment are located in the following areas:

			Approximate
		No. of	Floor Area in
Segment	Location	Facilities	Square Feet

Electrical Segment
	Arkansas	1	42,400
	California	4	403,300	307,300 square feet leased
	Canada	1	44,000
	Connecticut	2	176,800	32,200 square feet leased
	Georgia	1	57,100
	Indiana	1	314,800
	Illinois	2	271,600	48,500 square feet leased
	Mexico	2	357,300	Shared between Electrical and Power segments
	Missouri	1	154,500
	Ohio	1	278,200
	Pennsylvania	1	410,000
	Puerto Rico	3	327,900	174,100 square feet leased
	Texas	1	18,000	Leased
	United Kingdom	2	123,700	87,500 square feet leased
	Virginia	2	471,400
	Washington	1	284,100	Leased
Power Segment
	Alabama	2	288,000
	Mexico	1	214,600	Shared between Electrical and Power segments
	Missouri	1	793,900
	Ohio	1	89,000
	South Carolina	1	360,000
	Tennessee	1	74,100
Industrial Technology Segment
	Italy	1	8,100	Leased
	New York	1	92,200
	North Carolina	1	80,800	Leased
	Pennsylvania	1	105,000	Leased
	Switzerland	1	73,800	Leased
	United Kingdom	1	40,000	Leased
	Wisconsin	1	74,200

      Additionally, the Company owns or leases warehouses and distribution centers containing approximately 2,024,600 square feet. The Company believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

Item 3.	Legal Proceedings

      As described in Note 15 — Commitments and Contingencies in the Notes to Consolidated Financial Statements, the Company is involved in various legal proceedings, including workers’ compensation, product liability and environmental matters, including, for each, past production of product containing toxic substances, which have arisen in the normal course of its operations and with respect to which the Company is self-insured for certain incidents at various amounts. Management believes, considering its past experience, insurance coverage and reserves, that the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2004.

Executive Officers of the Registrant

Name	Age(1)	Present Position	Business Experience

Timothy H. Powers	56	Chairman of the Board, President and Chief Executive Officer	Chairman of the Board since September 15, 2004; President and Chief Executive Officer since July 1, 2001; Senior Vice President and Chief Financial Officer September 21, 1998 to June 30, 2001; previously Executive Vice President, Finance & Business Development, Americas Region, Asea Brown Boveri.

William T. Tolley	47	Senior Vice President*	Present position since February 18, 2002; previously Senior Vice President and Chief Financial Officer, Chesapeake Corporation since November 1996.

Richard W. Davies	58	Vice President, General Counsel and Secretary	Present position since January 1, 1996; General Counsel since 1987; Secretary since 1982; Assistant Secretary 1980- 1982; Assistant General Counsel 1974-1987.

James H. Biggart, Jr	52	Vice President and Treasurer	Present position since January 1, 1996; Treasurer since 1987; Assistant Treasurer 1986-1987; Director of Taxes 1984-1986.

Gregory F. Covino	39	Corporate Controller and Interim Chief Financial Officer	Interim Chief Financial Officer since November 5, 2004; Corporate Controller since June 6, 2002; Director, Corporate Accounting 1999-2002; previously Assistant Controller, Otis Elevator Company, a subsidiary of United Technologies Corp.

Name	Age(1)	Present Position	Business Experience

Scott H. Muse	47	Group Vice President	Present position since April 27, 2002 (elected as an officer of the Company on December 3, 2002); previously President and Chief Executive Officer of Lighting Corporation of America, Inc. (“LCA”) 1998-2002, and President of Progress Lighting, Inc. 1993-1998.

W. Robert Murphy	55	Senior Group Vice President	Present position since May 7, 2001; Group Vice President 2000-2001; Senior Vice President Marketing and Sales (Wiring Systems) 1985-1999; and various sales positions (Wiring Systems) 1975-1985.

Thomas P. Smith	45	Group Vice President	Present position since May 7, 2001; Vice President, Marketing and Sales (Power Systems) 1998-2001; Vice President Sales, 1991-1998 of various Company operations.

Gary N. Amato	53	Vice President	Present position since October 1997; Vice President and General Manager of the Company’s Industrial Controls Divisions (ICD) 1989-1997; Marketing Manager, ICD, April 1988-March 1989.

      There are no family relationships between any of the above-named executive officers.

*	Placed on paid administrative leave on November 5, 2004. For additional details refer to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 5, 2004.

(1)	As of March 4, 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company’s Class A and Class B common stocks are principally traded on the New York Stock Exchange under the symbols “HUBA” and “HUBB”. The following tables provide information on market prices, dividends declared, number of common shareholders, and repurchases by the Company of shares of its Class A and Class B common stock.

	Common A		Common B
Market Prices (Dollars Per Share)
Years Ended December 31,	High	Low	High	Low

2004 — First quarter	42.40	37.20	44.48	38.15
2004 — Second quarter	43.65	38.41	46.71	40.18
2004 — Third quarter	43.30	40.20	46.00	42.91
2004 — Fourth quarter	48.80	40.99	52.30	43.90

2003 — First quarter	33.69	28.40	35.40	28.45
2003 — Second quarter	34.20	29.40	35.31	30.86
2003 — Third quarter	39.18	32.90	40.22	34.00
2003 — Fourth quarter	42.70	36.44	45.00	37.65

	Common A		Common B
Dividends Declared (Cents Per Share)
Years Ended December 31,	2004	2003	2004	2003

First quarter	33	33	33	33
Second quarter	33	33	33	33
Third quarter	33	33	33	33
Fourth quarter	33	33	33	33

Number of Common Shareholders
At December 31,	2004	2003	2002	2001	2000

Class A	717	771	843	916	983
Class B	3,515	3,687	3,950	4,174	4,442

Purchases of Equity Securities

					Total
					Number of	Approximate
					Shares	Dollar Value of
			Total		Purchased as	Shares That
		Average	Number of	Average	Part of	May Yet Be
		Price Paid	Class B	Price Paid	Publicly	Purchased
	Total Number of	per	Shares	per	Announced	Under the
	Class A Shares	Class A	Purchased	Class B	Program	Program
Period	Purchased (000’s)	Share	(000’s)	Share	(000’s)	(000’s)

Balance at December 31, 2003						$54,600
January 2004	30	$41.39	—	—	30	$53,400
February 2004	30	$37.84	—	—	30	$52,300
March 2004	—	—	—	—	—	$52,300

Total for the quarter ended March 31, 2004	60	$39.62	—	—	60	$52,300

April 2004	—	—	—	—	—	$52,300
May 2004	—	—	—	—	—	$52,300
June 2004	10	$42.20	—	—	10	$51,900

Total for the quarter ended June 30, 2004	10	$42.20	—	—	10	$51,900

July 2004	—	—	—	—	—	$51,900
August 2004	23	$41.43	—	—	23	$50,900
September 2004	12	$42.60	11	$43.93	23	$49,900

Total for the quarter ended September 30, 2004	35	$41.58	11	$43.93	46	$49,900

October 2004	30	$42.91	3	$43.97	33	$48,500
November 2004	—	—	—	—	—	$48,500
December 2004	—	—	—	—	—	$48,500

Total for the quarter ended December 31, 2004	30	$42.91	3	$43.97	33	$48,500

Total	135	$41.12	14	$43.94	149	$48,500

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

	2004	2003	2002		2001	2000

OPERATIONS, years ended December 31,
Net sales	$1,993.0	1,770.7	1,587.8		1,312.2	1,424.1
Gross profit	$561.9 (1)	481.5 (3)	409.1	(4)	314.0 (7)	369.1	(8)
Special charges (credit), net	$15.4 (1)	5.7 (3)	8.3	(4)	40.0 (7)	(0.1	)(8)
Gain on sale of business	$—	—	(3.0)		(4.7)	(36.2)
Operating income	$212.6	171.9	138.5		56.5	184.5
Operating income as % of sales	10.7%	9.7%	8.7%		4.3%	13.0%
Cumulative effect of accounting change, net of tax	$—	—	25.4	(6)	—	—
Net income	$154.7 (2)	115.1	83.2	(5)(6)	48.3	138.2
Net income as a % of sales	7.8%	6.5%	5.2%		3.7%	9.7%
Net income to common shareholders’ average equity	17.4%	14.6%	11.2%		6.4%	17.0%
Earnings per share — Diluted:
Before cumulative effect of accounting change	$2.51	1.91	1.81		0.82	2.25
After cumulative effect of accounting change	$2.51	1.91	1.38	(6)	0.82	2.25
Adjusted for goodwill amortization	$—	—	—		0.93 (6)	2.37	(6)
Cash dividends declared per common share	$1.32	1.32	1.32		1.32	1.32
Average number of common shares outstanding — (diluted)	61.6	60.1	59.7		58.9	61.3
Operating cash flow	$185.0	242.2	178.8		199.3	123.8
Capital expenditures	$39.1	27.6	21.9		28.6	48.6
Cost of acquisitions, net of cash acquired	$—	—	270.2		13.7	43.6
FINANCIAL POSITION, at year-end
Working capital	$483.1	420.9	341.6		224.4	123.2
Property, plant and equipment (net)	$261.8	295.8	320.6		264.2	305.3
Total assets	$1,642.4	1,499.4	1,410.3		1,205.4	1,448.5
Total debt	$299.0	298.8	298.7		167.5	359.2
Debt to total capitalization(9)	24%	26%	29%		19%	32%
Total debt, net of cash and investments	$(108.2)	(2.1)	167.2		(1.5)	91.5
Common shareholders’ equity:
Total	$944.3	829.7	744.2		736.5	769.5
Per share	$15.33	13.80	12.47		12.50	12.55
NUMBER OF EMPLOYEES, at year-end	11,400	10,862	11,476		8,771	10,469

(1)	In 2004, the Company recorded pretax special charges of $16.7 million of which $1.3 million of product rationalization costs were recorded in Cost of goods sold and $15.4 million of costs were recorded as Special charges, net. Of the $16.7 million total, $9.5 million related to the ongoing lighting integration and streamlining program (the “Program”) and $7.2 million pertained to the closure of a wiring device factory, all within the Electrical segment.

(2)	In 2004, the Company recorded a tax benefit of $10.2 million in Provision for income taxes related to the completion of U.S. Internal Revenue Service (“IRS”) examinations for years through 2001.

(3)	In 2003, the Company recorded pretax special charges of $8.1 million in connection with lighting integration and streamlining actions. Of the total $8.1 million, $2.4 million of product rationalization costs were recorded in Cost of goods sold and $5.7 million of other costs were recorded as Special charges, net.

(4)	In 2002, the Company recorded pretax special charges of $13.7 million which included $5.4 million of product rationalization costs recorded in Cost of goods sold and $8.3 million of other costs recorded as Special charges, net all within the Electrical segment. In total, $10.3 million of the charge related to costs to integrate the lighting companies acquired in 2002. The remaining $3.4 million represented charges associated with the 2001 streamlining program recorded in 2002 as amounts were spent or specific actions were announced.

(5)	In 2002, the Company recorded a tax benefit of $10.8 million in connection with the settlement of a fully reserved tax issue with the IRS and a reduction of tax expense as a result of filing amended Federal income tax returns for years 1995-2000 related to increased credits for research and development activities.

(6)	On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. As a result of adopting SFAS No. 142, the Company stopped recording goodwill amortization expense. In addition, the Company recorded a goodwill impairment charge of $25.4 million, net of tax, to write-off goodwill associated with one of the reporting units in the Industrial Technology segment. The impairment charge was reported as the cumulative effect of a change in accounting principle in 2002. Included in net income in 2001 and 2000 is goodwill amortization of $6.8 million, net of tax and $7.4 million, net of tax, respectively.

(7)	In the fourth quarter of 2001, the Company recorded a special charge of $56.3 million, partially offset by a $3.3 million reversal of expense relating to the 1997 streamlining program. A portion of the total pretax 2001 charge, $13.0 million, related to product rationalization, which was included in Cost of goods sold.

(8)	Special charge (credit) for 2000 reflects a special charge, offset by a reduction in the streamlining program accrual established in 1997. In addition, $20.3 million for product rationalization was included in Cost of goods sold.

(9)	Debt to total capitalization is defined as total debt as a percentage of the sum of total debt and shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW OF THE BUSINESS

      Our business strategy incorporates the following objectives:

•	Transformation of business processes. We continue to apply lean process improvement techniques throughout the enterprise to eliminate waste and improve efficiency. We are now in our fourth year of adopting lean thinking as a management practice throughout the Company. We have been successful at transforming major areas of our factories, warehouses and offices. As a result, we have reduced inventories and floor space, and generated productivity gains in our processes. In 2004, we announced the closure of three factories and a warehouse with operations primarily being consolidated into other existing space.

•	Working capital efficiency. We continue to focus on improving our working capital efficiency. Working capital efficiency is principally measured as the percentage of trade working capital (inventory, plus accounts receivable, less accounts payable) divided by annual net sales. In 2004, average trade working capital as a percentage of sales was 18.7% versus 21.2% in 2003. Inventory reduction is our largest area of focus to improve working capital efficiency. During 2004, average inventory days supply on-hand improved to 54 days from 66 days during 2003. We continue to see opportunity to further reduce inventory days. Accounts receivable days outstanding have remained relatively constant while accounts payable days outstanding on a year-to-date basis improved versus 2003.

•	Lighting integration and cost reduction. We continue to execute a multi-year program to integrate and streamline our lighting businesses after the acquisition of Lighting Corporation of America (“LCA”) in 2002. Actions include facility consolidations, workforce reductions, and product rationalizations. Integral to this initiative is increased product and component sourcing from low cost countries. See discussion under “Special Charges” below.

•	Global sourcing. We continue to focus on expanding our global product and component sourcing and supplier cost reduction program. We continue to consolidate suppliers, utilize reverse auctions, and partner with vendors to shorten lead times, improve quality and delivery and reduce costs. Approximately 20% of the total value of procured material is currently sourced from low cost countries and we expect to increase this amount over the next several years.

•	Acquisitions in the Company’s core markets. We continue to seek prospective acquisitions that would enhance our core electrical component businesses – wiring systems, lighting fixtures and controls, rough-in electrical products, and utility products.

•	Common, enterprise-wide information system. A multi-year program is underway to provide a state-of-the-art information system to meet the needs of our business. Our first SAP implementation successfully took place in the fourth quarter of 2004. SAP software will be installed across the remaining businesses in a series of staged implementations over the next two years. The enterprise-wide business system is expected to provide several benefits:

–	Standardization of business processes and information with improved analysis of business drivers and operational performance.

–	Common, standardized interfaces with our customers and suppliers.

–	Improved support of our cost reduction and process improvement initiatives.

–	Rapid integration of acquired businesses.

      In connection with this program, we expensed approximately $10.7 million and $4.0 million in 2004 and 2003, respectively, primarily related to external consulting costs. For the full year 2004, we capitalized $12.8 million of costs (recorded in “Intangible assets and other” in the Consolidated Balance Sheets) associated with the program compared with $3.0 million capitalized in 2003. Total program spending will approximate $50-$60 million, pretax, on the business system initiative — from inception in late 2003 through the end of 2006 — of which approximately $25-$30 million will be capitalized (and amortized over 5 years) and $25-$30 million will be expensed as incurred. From inception through December 31, 2004 we have expensed $14.7 million and capitalized $15.8 million with respect to this program. In addition, amortization expense on the amounts capitalized totaled $0.6 million in 2004. Program expenses are allocated to our three segments on the basis of each segment’s actual net sales as a percentage of consolidated net sales.

OUTLOOK

      Our outlook for 2005 in key areas is as follows:

Markets and Sales

      We anticipate overall conditions to slowly but progressively improve throughout 2005 in most of our major end use markets, including commercial, utility, industrial, and telecommunications. Industrial and commercial construction markets should continue to improve slowly from the low levels of activity experienced in 2004. Domestic utility markets are expected to move along with the overall economy. However, we do not anticipate any significant increase in demand for our power products in 2005 from infrastructure changes in the utility industry. Residential markets are expected to slow in 2005 following a strong 2004. However, we expect to continue growing this portion of our business with increased market share. The Company expects overall growth in 2005 sales versus 2004 to be in a range of 5%-7%, excluding any effects of fluctuations in foreign currency exchange rates. Sales increases compared to 2004 are expected to be balanced across the segments. Price increases are expected to contribute 1%-2% of these amounts.

Operating Results

      Full year 2005 operating profit margin is expected to improve by one percentage point compared with 2004 primarily as a result of the ongoing lighting integration and streamlining program, expansion of global product sourcing initiatives, new product launches and lean process improvement initiatives. We expect that the pricing actions taken in 2004 as well as additional planned increases in 2005 will offset higher levels of raw material commodity costs. However, commodity costs are expected to remain volatile and further increases in these costs in 2005 may not be fully offset with price increases.

      We expect to continue to integrate and streamline our operations particularly within our lighting fixtures businesses. These actions could result in charges being recorded in 2005 related to asset write-downs, severance and other costs to consolidate operations ranging from $20-$30 million. Amounts actually recorded in 2005 will depend on the nature and timing of when plans are finalized and approved.

      Our business information system initiative is expected to facilitate consolidation of business support processes. We estimate 2005 expenses will be in a range of $9-$12 million, pretax, with capitalized costs in a range of $10-$15 million.

      Our plan for a one point improvement in operating margin is prior to the cost of any streamlining or cost reduction charges that may be recorded in 2005.

Taxation

      We estimate that the effective tax rate in 2005 will be in a range of 29%-30% compared with 21.6% reported in 2004. The increase is primarily due to an anticipated higher level of U.S. taxable income and the absence of a tax settlement and refund claim recorded in 2004. The estimated 2005 rate considers the impact of the provision for the U.S. manufacturing deduction under the American Jobs Creation Act of 2004, however, the benefit of this legislation is not expected to be significant.

      The U.S. federal tax benefits derived from the Company’s Puerto Rico operations are currently set to expire on December 31, 2005. We are evaluating alternative methods to mitigate the loss of these benefits prior to the date of expiration and expect that a portion of these current tax benefits will be maintained primarily through a reorganization of our international operations.

      Also see Note 13 — Income Taxes in the Notes to Consolidated Financial Statements.

Cash Flow

      We expect to increase working capital efficiency in 2005 as a result of improvements in days supply of inventory and accounts payable days outstanding, offsetting slightly higher accounts receivable due to increased sales. Capital spending in 2005 is expected to be approximately $20-$30 million higher than in 2004 primarily as a result of the expenditures associated with the construction of our new lighting headquarters facility, the “Hubbell 2006” business system initiative and numerous other strategic initiatives. Free cash flow (defined as cash flow from operations less capital spending) in 2005 is expected to range from $100-$150 million.

Growth

      Our growth strategy contemplates acquisitions in our core businesses. The rate and extent to which appropriate acquisition opportunities become available, acquired companies are integrated and anticipated cost savings are achieved can affect our future results.

RESULTS OF OPERATIONS

      Our operations are classified into three segments: Electrical, Power, and Industrial Technology. For a complete description of the Company’s segments, see Part I, Item 1. of this Annual Report on Form 10-K. Within these segments, Hubbell primarily serves customers in the commercial and residential construction, industrial, utility, and telecommunications industries.

      On a year-over-year basis, we experienced strong end user demand and higher net sales as a result of improved economic conditions in our served markets. The table below approximates percentages of our total 2004 net sales generated by the market segments indicated.

Served Market Segments

	Commercial/	Residential/			Telecommunication/
Segment	Institutional	DIY	Industrial	Utility	Other	Total

Electrical	54%	21%	22%	1%	2%	100%
Power	3%	4%	—	89%	4%	100%
Industrial Technology	10%	—	59%	21%	10%	100%
Hubbell Consolidated	42%	16%	20%	18%	4%	100%

      Full year 2004 operating results improved versus 2003 as a result of the higher sales in most of our served markets, with the exception of non-residential construction, and the following initiatives which contributed to an improvement in operating margin:

•	Actions completed under the lighting integration program

•	Low cost country sourcing

•	Benefits from investments in lean initiatives. Although it is difficult to quantify actual savings, management believes that lean process improvement initiatives have translated into lower costs. Benefits resulting from lean initiatives include:

–	Space reduction — In addition to the lighting Program, in June 2004, we announced the closure of a 92,000 square foot wiring device factory in Puerto Rico. In addition, we consolidated warehouse space resulting in the sale of an excess facility.

–	Lower inventory levels measured in days supply of inventory on-hand, lower product cost and improved manufacturing through-put

–	Extension of concepts to include customers and suppliers to link the full value chain

–	Integration of concepts into product design and development resulting in new product ideas being introduced with better market acceptance and with a reduced time to market.

Summary of Consolidated Results

	For the Year Ending December 31,

		% of Net		% of Net		% of Net
	2004	Sales	2003	Sales	2002	Sales

Net sales	$1,993.0		$1,770.7		$1,587.8
Cost of goods sold	1,431.1		1,289.2		1,178.7

Gross profit	561.9	28.2%	481.5	27.2%	409.1	25.8%
Selling & administrative expenses	333.9	16.8%	303.9	17.2%	265.3	16.7%
Special charges, net	15.4	0.8%	5.7	0.3%	8.3	0.5%
Gain on sale of business	—		—		(3.0)	0.2%

Operating income	212.6	10.7%	171.9	9.7%	138.5	8.7%

Earnings per share before accounting change — diluted	$2.51		$1.91		$1.81

2004 Compared to 2003

Net Sales

      Consolidated net sales for the year ended December 31, 2004 were $1,993.0 million, an increase of 13% over the year ended December 31, 2003. All segments contributed to the increase, led by our Electrical and Power segments where sales increased by 12% and 16%, respectively, over amounts reported in 2003. Favorable foreign currency exchange rates increased year-over-year sales by approximately 1%.

      The increase in net sales in 2004 versus 2003 is primarily the result of improved market conditions within each of our business segments. With the exception of non-residential construction markets, higher end user demand was experienced consistently throughout the year and benefited many of our businesses serving industrial, residential and utility markets. In addition, 1%-2% of the year-over-year increase in sales was due to increases in selling prices which were implemented throughout the year as a result of rapid increases in the cost of many commodity raw materials which go into our products including steel, aluminum, copper and bronze. Refer to the table “Served Market Segments” under “Results of Operations” within this Management’s Discussion and Analysis for further details on the extent to which changes in underlying market demand can impact each segment’s revenues. Also refer to “Segment Results” within this Management’s Discussion and Analysis for more detailed information on performance by segment.

Gross Profit

      The consolidated gross profit margin for 2004 improved by 100 basis points to 28.2% compared to 27.2% in 2003. The improvement in gross profit margin is attributable to increased sales volume in 2004 compared to 2003, productivity improvements as a result of lean initiatives and streamlining programs and an improvement in sales mix. However, these gains were partially offset by the net impact of higher raw material commodity costs in excess of realized selling price increases and higher freight, transportation and energy costs.

      In total, we estimate that price increases of approximately 1%-2% of net sales were realized to offset raw material commodity cost increases of approximately 2%-3% of sales, resulting in a net shortfall of cost increases versus costs recovered of approximately 1% of net sales or $15-$20 million, split approximately evenly between the Electrical and Power segments. Raw material cost increases were a major management challenge in 2004 as they occurred at frequent intervals across each of our businesses which have products comprised of basic metals. These increases required us to increase selling prices which, due to the competitive nature of our served markets, were often not fully realized or required up to 90-120 days to become effective and begin to offset the higher costs, which in many cases were immediate.

      In our lighting fixtures business, gross profit margins improved as a result of higher volume and cost savings associated with the lighting integration program, partially offset by increased commodity costs. Our wiring systems and electrical products businesses reported increased gross profit percentages in 2004 versus the prior year due to a more favorable product sales mix and productivity improvements. Power segment gross margin improved for the year despite unprecedented increases in commodity costs primarily due to higher volume, increased selling prices and improved factory performance. Gross profit margins in our Industrial Technology segment improved as a result of a more favorable industrial product mix as well as a return to profitability in our high voltage businesses. A pretax gain on sale of a warehouse in the Electrical segment of $1.5 million in 2004 compares with a $1.6 million favorable legal settlement in 2003 in the Power segment.

Selling & Administrative (S&A) Expenses

      S&A expenses were 16.8% of net sales in 2004 compared with 17.2% in 2003. The decrease in S&A expenses as a percentage of sales reflects the leveraging of fixed costs on higher sales and a reduction in customer accounts receivable allowances associated with improved credit quality of certain customers in the Electrical segment. These declines were partially offset by approximately $7 million of increased expenses related to our business system initiative, and higher employee benefits and public company compliance costs.

Special Charges

      See separate discussion on page 20.

Operating Income

      Operating income increased 24% primarily due to the higher sales levels, offset by $8.6 million of higher pretax special charges (including amounts charged to Cost of goods sold). Operating margins improved by one percentage point due to higher sales, improved gross profit margins and lower S&A expenses as a percentage of sales.

Other Income/ Expense

      In 2004, investment income increased $2.8 million versus 2003 due to higher average cash and investment balances and higher average interest rates received on cash and investments. During October 2004, a tax settlement resulted in interest income of $1.0 million. Interest expense was virtually unchanged in 2004 compared to 2003 as a result of a comparable amount of fixed rate indebtedness. The weighted-average interest rate applicable to total debt outstanding during 2004 and 2003 was 6.5%. Other income (expense), net, in 2004 was $1.2 million of expense compared to $0.5 million of income in 2003. The reduction was primarily due to higher foreign currency transaction losses in 2004 as compared to 2003.

Income Taxes

      Our effective tax rate was 21.6% in 2004 compared to 26% in 2003. The 2004 rate reflected the impact of tax benefits of $10.2 million recorded in connection with the closing of an IRS examination of our tax returns through 2001, which included refund claims for the years 1995 through 2000 related to research and development activities during these years. Excluding the impact of the tax benefit, the effective tax rate was higher in 2004 versus 2003 as a result of having higher U.S.-based income in 2004 at comparably higher tax rates.

Income and Earnings Per Share

      Income and diluted earnings per share in 2004 improved versus 2003 as a result of higher net sales, increased gross profit margins and a lower tax rate, partially offset by increased special charges, higher S&A expenses and an increase in the number of average shares outstanding. The following items affect the comparability of 2004 and 2003 net income and earnings per share (after tax, in millions):

	Expense/(Income)
	2004	2003

Lighting integration costs (included in Cost of goods sold)	$0.9	$1.5
Special charges, net	10.1	3.5
Reduction in tax expense/tax benefit	(10.2)	—

Special Charges

      Full year operating results in 2004, 2003 and 2002 include pretax special charges of $16.7 million, $8.1 million, and $13.7 million, respectively. Approximately $9.5 million of the 2004 cost, all of the 2003 cost and $10.3 million of the 2002 cost relate to programs approved following our acquisition of LCA in April 2002 which were undertaken to integrate and rationalize the combined lighting operations.

      The following table summarizes activity with respect to special charges for the three years ending December 31, 2004 (in millions):

	CATEGORY OF COSTS

		Facility Exit
		and	Asset	Inventory
Year/Program	Severance	Integration	Impairments	Write-Downs*	Total

2002
Lighting integration	$1.8	$0.7	$2.4	$5.4	$10.3
Other capacity reduction	1.8	1.6	—	—	3.4
2003
Lighting integration	0.2	6.3	(0.8)	2.4	8.1
2004
Lighting integration	3.3	2.8	2.1	1.3	9.5
Other capacity reduction	2.0	0.3	4.9	—	7.2

Total	$9.1	$11.7	$8.6	$9.1	$38.5

*	Included in Cost of goods sold

Lighting Business Integration and Streamlining Program

      The integration and streamlining of our lighting operations is a multi-year initiative. Individual projects within the Program consist of factory, office and warehouse closures, personnel realignments, and costs to streamline and combine product offerings. Total costs from the start of the Program in 2002 through its expected completion in 2006 are expected to range from $65-$80 million. In addition, capital expenditures of $35-$50 million are forecast, most of which have not yet been spent. State and local tax incentives are also expected to be available to offset certain of these costs. Annualized savings from these actions are expected to range from $20-$30 million, pretax, when fully implemented in 2007. Approximately $5-$7 million of these pretax savings were realized in 2004. Savings are expected to primarily be realized in the form of higher manufacturing productivity and lower administrative costs in the affected lighting businesses. However, a portion of these savings has been and will be used to offset cost increases and other competitive pressures as opposed to adding directly to the profitability of the Electrical segment. Also see the discussion under “Outlook” included in this Management’s Discussion and Analysis. The cost of certain actions may not be recorded as special charges, but rather included in Cost of goods sold or S&A expenses in the Consolidated Statements of Income.

      In December 2002, Phase I of the Program totaling approximately $20 million was approved consisting of many individually identified actions. In connection with these actions, special charges of $5.4 million and $4.9 million were recorded in December 2002 for product line rationalization and business reorganization costs, respectively. The product line rationalization reflected the write-down of discontinued product inventories. Reorganization actions primarily consisted of a factory closure, warehouse consolidations and workforce realignment. In addition, $2.0 million of costs were recorded in 2002 in the purchase accounting for the acquisition of LCA in connection with the closure and consolidation of an acquired LCA business unit’s headquarters location.

      In 2003, Phase I was supplemented to include additional actions related to the discontinuance of an additional product line and the relocation of certain manufacturing operations to an existing facility in Mexico. In total, these actions were approved with a combined budgeted amount of $11.0 million, of which $4.6 million was recorded as a special charge in the second quarter of 2003 related to the discontinuance of our entertainment lighting product offering. The remaining budgeted amount is being expensed as actions are announced or costs are incurred, in accordance with applicable accounting rules. In total, $8.1 million of total budgeted Phase I amounts were expensed in 2003 including $2.4 million of product line inventory write-downs included in Cost of goods sold. In 2004, substantially all of the remaining Phase I actions were completed resulting in $4.0 million of additional special charges. Remaining actions include the sourcing of a product line to a low cost country.

      Phase II of the lighting integration program began in the 2004 second quarter. Many of the actions contemplated are similar to actions completed or underway from Phase I. In the 2004 second quarter, a commercial products plant closure was announced and charges of $3.0 million were recorded, primarily for asset impairments. In the third quarter of 2004, we announced two actions: (1) consolidation of selling, administrative and engineering support functions within the commercial lighting businesses, and (2) the selection of Greenville, SC as the site for a new $36 million lighting headquarters facility to be constructed over the next two years. Finally, in the fourth quarter, a further move of commercial lighting manufacturing to Mexico was approved. The cost of the office functions consolidation is estimated at $5-$7 million. Cash costs are estimated primarily for employee severance and relocation. The cost of the plant consolidations is estimated at $20-$22 million, including capital expenditures of approximately $5.0 million, with the amount fairly evenly split between cash spending and non-cash asset write-offs occurring over the next two years. Through December 31, 2004, approximately $5.0 million of expenses have been recorded for the plant consolidations and $1.0 million for the consolidation of support functions.

      These and additional Phase II actions are, in total, expected to result in $25-$35 million of expenses through the end of 2006. In addition to the announced actions, expenses are expected to be associated with further consolidation of commercial lighting manufacturing operations, as well as further office consolidations. Approximately 70%-80% of the total amount to be expensed is expected to be associated with cash outlays. Excluding the new headquarters facility, an additional $5-$7 million of capital expenditures are forecast to be required for these projects.

      In 2006, an additional $10-$15 million of expense is forecast for final actions associated with the Program. Cash expenditures are estimated to be 60%-80% of this amount.

Other Capacity Reduction Actions

      In addition to the lighting Program, in June 2004, we announced the closure of a 92,000 square foot wiring device factory in Puerto Rico. Increased productivity facilitated by lean initiatives and cost savings opportunities resulting from low cost country sourcing contributed to the decision to close this leased facility by the middle of 2005. As a result, $7.2 million in special charges were recorded in the Electrical segment of which $4.9 million related to impairments to fixed assets, $2.0 million provided for severance costs and $0.3 million related to facility exit costs. Only the severance and exit costs will result in a cash outlay.

      Annual, pretax savings from these actions are expected to be $3-$5 million when fully implemented in 2006, with the entire amount benefiting cost of sales in the Electrical segment. Net benefits realized in the segment are likely to be lower and will be used to offset cost increases and other competitive pressures.

      Additional information with respect to special charges is included in Note 2 — Special Charges included in the Notes to Consolidated Financial Statements.

Segment Results

Electrical Segment

	2004	2003

	(In millions)
Net Sales	$1,476.8	$1,313.7
Operating Income	$156.7	$128.2
Operating Margin	10.6%	9.8%

      Electrical segment net sales increased 12% in 2004 versus 2003 as a result of improved market conditions, a modest gain in market share and higher average selling prices. We estimate increases in selling prices contributed approximately 1%-2% to the increase in sales in 2004 versus 2003. Lighting fixture sales represented in excess of 50% of total net sales reported in the Electrical segment in both 2004 and 2003.

      By business unit, sales of lighting fixtures increased by double digits with the growth fairly evenly split between residential and commercial and industrial (“C&I”) application products. These results reflect a strong housing market, share gain in residential and commercial application products and higher sales resulting from customer orders placed in advance of selling price increases in the fourth quarter.

      Wiring system sales improved near double digits year-over-year reflecting strong sales of commercial and industrial application wiring device products due to increased end user demand for industrial maintenance, repair and operations products. Rough-in electrical sales increased as a result of strong retail channel sales, new product sales, higher selling prices and modest share of market gains in electrical outlet box sales. Harsh and hazardous sales grew in markets outside the U.S. due to higher oil and gas project shipments and favorable foreign currency exchange rates.

      Operating margin improvement was primarily due to higher gross profit margins driven by higher sales and a favorable mix of higher margin products. Lower product costs resulting from product outsourcing, profitability improvements in connection with our lean initiatives and realized savings from the lighting integration program also contributed to operating margin improvements. Margin improvement occurred in all major product categories within the segment and was particularly strong in wiring devices, commercial lighting fixtures, electrical products and harsh and hazardous businesses where we experienced sales increases in more profitable product categories along with improved factory performance. The segment also benefited from a $1.5 million pretax gain on sale of a warehouse. These margin improvements were partially offset by commodity costs increases in excess of higher selling prices, and higher special charges (see discussion under “Special Charges”). Within S&A, increased spending in connection with the information system initiative was partially offset by a reduction of accounts receivable allowances as a result of the improved financial condition and credit quality of previously reserved customer accounts.

Power Segment

	2004	2003

	(In millions)
Net Sales	$386.2	$332.5
Operating Income	$41.2	$32.9
Operating Margin	10.7%	9.9%

      Power segment net sales increased 16% in 2004 versus the prior year as a result of increased spending by domestic utility accounts, price increases and increased hurricane and storm related shipments. Price increases were implemented across all product lines where costs rose due to increased metal and energy costs. We estimate that price increases accounted for approximately 3% of the year-over-year sales increase with increased storm-related shipments comprising another 1% of the improvement. Segment operating income increased year-over-year as a result of higher sales, a favorable mix of higher margin products and improved factory performance as a result of our lean initiatives, partially offset by a significant escalation in commodity raw material costs. The commodity cost increases, primarily steel, aluminum, copper and zinc, outpaced our actions to increase selling prices, which typically lag behind the effect of higher costs by 90-120 days. We estimate that the negative impact in 2004 of cost increases in excess of pricing actions was $6 – $8 million for this segment. In addition, segment operating income in 2003 reflected the benefit of a pretax legal settlement of $1.6 million for a patent infringement case.

Industrial Technology Segment

	2004	2003

	(In millions)
Net Sales	$130.0	$124.5
Operating Income	$14.7	$10.8
Operating Margin	11.3%	8.7%

      Industrial Technology segment net sales increased 4% versus 2003 as a result of increased demand for products in heavy industry including industrial controls, reels and other cable management products. These businesses benefited from the improvement in industrial activity and increased capital spending facilitated by higher steel and other metals costs, which benefits many of the customers served by this segment. Operating margins for the full year 2004 improved versus 2003 primarily as a result of a more favorable industrial product mix as well as elimination of losses in our high voltage test and instrumentation businesses as a result of cost reductions.

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

      On a comparative basis, had we owned LCA for the entire year in 2002, net sales for the full year 2003 were essentially the same as the full year 2002. We believe this is the most relevant sales comparison due to the acquisition of the LCA lighting business in 2002.

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

Gross Profit

      The consolidated gross profit margin for 2003 was 27.2% compared to 25.8% in 2002. The improvement in gross profit margin is attributable to improved margins in our lighting business as a result of both higher sales of residential application products and lower commercial and industrial product costs as a result of actions completed under the lighting integration Program. Lower charges to Cost of goods sold under the lighting integration program also contributed to the increase. Our wiring systems and electrical products businesses reported modestly lower gross profit percentages in 2003 versus the prior year due to more competitive pricing and higher unabsorbed fixed manufacturing costs, partially offset by productivity improvements. Power segment gross margin improved for the year primarily due to a favorable patent infringement settlement totaling $1.6 million, pretax, recognized in the third quarter of 2003. Gross profit margins in the Industrial Technology segment improved due to higher margins at the GAI-Tronics specialty communications business.

Selling & Administrative Expenses

      S&A expenses were 17.2% of net sales in 2003 compared with 16.7% in 2002. The increase in S&A expenses as a percentage of sales reflects approximately $4.0 million of expenses related to our business system initiative, as well as higher employee benefit, pension and insurance costs.

Special Charges

      See separate discussion on page 20.

Gain on Sale of Business

      In April 2000, we completed the sale of certain assets of our Pulse Communications, Inc. subsidiary to ECI Telecom Ltd. for a sales price of $61.0 million. We recognized a pretax gain on this sale of $36.2 million. At the time of sale, we retained a contractual obligation to supply product to the buyer at prices below manufacturing cost, resulting in an adverse commitment. In December 2001, we revised the remaining adverse commitment accrual to reflect lower known and projected orders through the contract expiration date and recorded an additional pretax gain on sale of business of $4.7 million.

      In September 2002, we entered into an agreement modifying the original manufacturing contract. In accordance with the modification agreement, final quantities were shipped and we were released from all service and warranty obligations. In 2002, the total gain recognized from reduction of the contractual obligation provision was $3.0 million, pretax.

Operating Income

      Operating income increased 24% and operating margins improved by one percentage point due primarily to the incremental profit from businesses acquired in 2002. In addition, operating income improved due to a reduction in special charges (including amounts charged to Cost of goods sold) of approximately $5.6 million, operating efficiencies and productivity gains in the Electrical segment, reduced costs from the global sourcing of finished products and component parts, and lean process improvement initiatives. These improvements were partially offset by the business information systems costs and higher employee benefit, pension and insurance costs.

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

Income Taxes

      Our effective tax rate was 26% in 2003 compared to 14.5% in 2002. The 2002 rate reflected the impact of tax benefits of $10.8 million recorded in connection with the settlement of a fully reserved tax issue with the

IRS and a reduction of tax expense as a result of filing amended Federal income tax returns for the years 1995 through 2000. The filing of amended returns in 2002 resulted from claims for increased credits for research and development activities. We applied a tax rate of 38% to total 2003 and 2002 special charges which is the effective rate for domestic operations where these charges were incurred. Excluding these favorable tax adjustments in 2002, our effective tax rate was 24%. The increase in the effective tax rate in 2003 compared with the prior year adjusted effective tax rate of 24% is a result of having higher U.S.-based income in 2003 at comparably higher tax rates.

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

	2003	2002

	Expense/ (Income)

Lighting integration costs (included in Cost of goods sold)	$1.5	$3.3
Patent infringement settlement (included in Cost of goods sold)	(1.0)	—
Special charges, net	3.5	5.2
Gain on sale of business	—	(1.9)
Reduction in tax expense/tax benefit	—	(10.8)

Segment Results

Electrical Segment

	2003	2002

	(In millions)
Net Sales	$1,313.7	$1,142.5
Operating Income	$128.2	$103.1
Operating Margin	9.8%	9.0%

      Electrical segment net sales increased 15% as a result of the addition of acquired businesses in 2002. Lighting fixture sales represented in excess of 50% of total net sales reported in the Electrical segment in both 2003 and 2002.

      On a comparative basis (calculated by adding 2002 pre-acquisition sales for LCA to 2002 reported sales), 2003 segment sales were approximately the same as 2002. By business unit, sales of lighting fixtures on a comparable basis declined 1% as gains in residential product sales were offset by declines in sales of C&I application products. These results reflect a modest share gain in residential application products, offset by a loss of market share in the C&I businesses. The loss of market share was partly attributable to changes in third party sales agents as a result of the integration of the acquired LCA businesses.

      Wiring system sales improved 2% year-over-year on the strength of select wiring device product lines and favorable foreign currency exchange rates. Rough-in electrical sales were essentially unchanged in 2003 versus full year 2002 despite an overall decline in activity within our served markets as a result of a modest share of market gain in electrical outlet box sales. Harsh and hazardous sales grew in markets outside the U.S. due to favorable foreign exchange rates, inclusion in 2003 of a full year of sales of Hawke and higher oil and gas project shipments.

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

Power Segment

	2003	2002

	(In millions)
Net Sales	$332.5	$325.8
Operating Income	$32.9	$32.9
Operating Margin	9.9%	10.1%

      Power segment net sales increased 2% in 2003 versus the prior year as a result of the addition of an acquired pole-line hardware business and a modest gain in market share, despite lower utility market demand. Utility market conditions continue to reflect industry turmoil and the uncertainty regarding U.S. energy policy, which has resulted in little change in utility infrastructure investment. Segment operating income in 2003 reflects the benefit of a pretax settlement of $1.6 million for a patent infringement case while operating income in 2002 reflected a special charge of $0.5 million. Operating profit margins declined primarily as a result of competitive pricing in a weak market.

Industrial Technology Segment

	2003	2002

	(In millions)
Net Sales	$124.5	$119.5
Operating Income	$10.8	$2.5
Operating Margin	8.7%	2.1%

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	December 31,

	2004	2003

	(In millions)
Net cash provided by (used in):
Operating activities	$185.0	$242.2
Investing activities	(108.7)	(122.2)
Financing activities	(55.6)	(57.2)
Foreign exchange effect on cash	1.0	1.4

Net change in cash and cash equivalents	$21.7	$64.2

      Cash provided by operating activities in 2004 of $185.0 million decreased by $57.2 million compared to 2003. The overall decline is primarily attributable to increased accounts receivable balances and a higher use of cash to fund inventory, both of which were due to higher sales levels. Cash required to support higher levels of business activity was partially offset by cash provided from higher net income, accounts payable, and current liabilities. Accounts payable balances increased both as a result of higher levels of business activity, as well as more effective management of supplier terms and the timing of supplier payments. The increase in current liabilities primarily reflects higher sales program accruals as a result of increased sales and profitability year-over-year. We made cash contributions of approximately $25 million to our domestic, qualified, defined benefit pension plans in both 2004 and 2003. Information regarding our assumptions with respect to our pension plans is included below as well as in Note 11 — Retirement Benefits in the Notes to Consolidated Financial Statements. Included in Other, net within cash provided by operating activities are income tax benefits from employee exercises of stock options of $6.7 million in 2004 and $7.9 million in 2003.

      Cash flows from investing activities include capital expenditures of $39.1 million in 2004 compared to $27.6 million in 2003. The increase is primarily attributed to higher cash expenditures for the enterprise-wide business system which increased by $8.6 million. Purchases and maturities/ sales of investments provided net cash outlays of $86.0 million in 2004 compared to net cash outlays of $105.6 million in 2003. Proceeds from disposition of assets increased to $10.7 million in 2004 compared to $1.4 million in 2003. Included in 2004 was the sale of a warehouse which was part of an effort to consolidate distribution facilities. Included in Other, net within cash flows from investing activities are proceeds related to company owned life insurance of $2.9 million and $4.5 million in 2004 and 2003, respectively, and proceeds from the sale of investment properties of $1.7 million and $4.2 million in 2004 and 2003, respectively.

      Financing cash flows reflect dividend payments in 2004 and 2003 of $79.9 million and $78.4 million, respectively. Cash generated as a result of stock options exercised was $30.5 million in 2004 compared to $26.5 million in 2003. We repurchased $6.2 million and $5.3 million of common stock in 2004 and 2003, respectively under our stock repurchase program announced in September 2003.

Investments in the Business

      During 2004, we recorded $40.3 million of capital expenditures (including $1.2 million of accrued amounts not yet expended). Additions to property, plant, and equipment were $27.5 million in 2004 an increase of 12% over 2003, primarily due to product line automation initiatives in the Electrical segment. Capital expenditures on property, plant, and equipment approximated slightly more than half of depreciation expense in 2004 which was consistent with 2003.

      In 2004, we capitalized $12.8 million in connection with our business information system initiative (recorded in “Intangible assets and other” in the Consolidated Balance Sheet). Included in the $12.8 million is $1.2 million of accrued amounts not yet expended, resulting in capital expenditures reported for cash flow purposes of $11.6 million.

      In 2004, we continued to invest in process improvement through our lean initiatives which resulted in cash expenses of approximately $4.0 million. In addition to this amount, we estimate that the value of employee participation in these events was at least equal to this cost. Our lean process improvement effort is a long-term initiative. In 2005, we expect to invest a similar amount of time and resources in process improvement initiatives as in 2004.

      In 2003, our Board of Directors approved a stock repurchase program. The stock repurchase program replaced and superceded the program announced in December 2000 and authorized the repurchase of up to $60.0 million of our Class A and Class B common stock. Stock repurchases will be implemented through open market and privately negotiated transactions. The timing of such transactions will depend on a variety of factors, including market conditions. Since inception, through December 31, 2004, we used $11.5 million of cash to repurchase common shares.

      Additional information with respect to future investments in the business can be found under “Outlook” within Management’s Discussion and Analysis.

Working Capital

	2004	2003

	(In millions)
Current Assets	$892.4	$709.3
Current Liabilities	409.3	288.4

Working Capital	$483.1	$420.9

      Working capital increased approximately $62.2 million, or 15%, in 2004 compared to 2003. The increase is primarily due to increased cash and cash equivalents and short-term investments as well as higher accounts receivable and higher inventory due to higher sales levels. This increase is partially offset by including $99.9 million of senior notes payable within working capital as this current portion of long-term debt will be paid in October 2005. Excluding cash and cash equivalents, short-term investments and the current portion of long-term debt, working capital increased by approximately $41.4 million. Working capital initiatives which emphasize improved inventory management, faster collections of accounts receivable and negotiation of more favorable supplier payment terms are in place at all of our business units. For the two year period ended December 31, 2004, net inventory has been reduced by approximately $42 million or 16%. Full year 2004 average inventory days supply on-hand improved by 12 days compared to the full year of 2003. In addition, full year 2004 accounts payable days outstanding increased by 3 days compared with full year 2003. The number of days sales outstanding in accounts receivable declined slightly. Improving working capital efficiency will continue to be a primary focus for management in 2005.

Capital Structure

Debt to Capital

      Our total capitalization (consisting of total debt and shareholders’ equity) was $1,243.3 million at the end of 2004 compared to $1,128.5 million at the end of 2003.

	2004	2003

	(In millions)
Total Debt	$299.0	$298.8
Total Shareholders’ Equity	944.3	829.7

Total Capitalization	$1,243.3	$1,128.5

Debt to Total Capital	24%	26%

Cash and Investments	$407.2	$300.9

Net Debt, (Total debt less cash and investments)	$(108.2)	$(2.1)

      As of December 31, 2004, the debt to capital ratio decreased to 24% from 26% as of December 31, 2003. At December 31, 2004, our cash and investments exceeded total debt. Net debt as disclosed above is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider Net Debt to be more appropriate than Total Debt for measuring our financial leverage as it better measures our ability to meet our funding needs.

Debt Structure

      At December 31, 2004, our debt consisted of $299.0 million of senior notes, of which $199.1 million was classified as “Long-Term Debt” and $99.9 million was classified as “Current portion of long-term debt” in our Consolidated Balance Sheet. These notes are fixed rate indebtedness, with $100 million due October 1, 2005 and $200 million being due in 2012. We expect to retire the $100 million of senior notes in 2005 utilizing a combination of cash and cash equivalents and short-term investments. In 2002, prior to the issuance of the $200 million notes, we entered into a forward interest rate lock to hedge our exposure to fluctuations in treasury interest rates, which resulted in a loss of $1.3 million during the second quarter of 2002. This amount was recorded in accumulated other comprehensive income and is being amortized over the life of the notes.

      Borrowings were also available from committed bank credit facilities during the year, although these facilities were not used. In October 2004, we entered into a revised 5-year revolving credit facility to replace the existing facility. Terms and conditions of the new credit facility were essentially unchanged from the previous credit facility. This new credit facility expires in October 2009 and serves as a back up to our commercial paper program. Borrowings under credit agreements generally are available with an interest rate equal to the prime rate or at a spread over the London Interbank Offered Rate (LIBOR). Annual commitment fee requirements to support availability of the credit facility total approximately $0.2 million. Our credit facility includes covenants that shareholders’ equity will be greater than $675.0 million and total debt will not exceed 55% of total capitalization (defined as total debt plus total shareholders’ equity). We were in compliance with all debt covenants at December 31, 2004 and 2003.

      Although not the principal source of our liquidity, we believe these facilities are capable of providing significant financing at reasonable rates of interest. However, a significant deterioration in results of operations or cash flows, leading to deterioration in financial condition, could either increase our future borrowing costs or restrict our ability to sell commercial paper in the open market. We have not entered into any other guarantees, commitments or obligations that could give rise to unexpected cash requirements.

      Our long-term notes are not callable and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at December 31, 2004 and 2003. The most restrictive of these covenants limits our ability to enter into mortgages and sale-leasebacks of property having a net book value in excess of $5 million without the approval of the Note holders.

Liquidity

      We measure our liquidity on the basis of our ability to meet short-term and long-term operational funding needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms.

      Strong internal cash generation together with currently available cash and investments, available borrowing facilities, and an ability to access credit lines, if needed, are expected to be more than sufficient to fund operations, the current rate of dividends, capital expenditures, stock repurchases and any increase in working capital that would be required to accommodate a higher level of business activity. We actively seek to expand by acquisition as well as through the growth of our present businesses. While a significant acquisition may require additional borrowings, we believe we would be able to obtain financing based on our favorable historical earnings performance and strong financial position.

Pension Funding Status

      The funded status of our domestic, qualified, defined benefit pension plans is dependent upon many factors, including future returns on invested pension fund assets and the level of market interest rates. Declines in long-term interest rates have had a negative impact on the funded status of the plans in recent years. Consequently, in each of the years 2002, 2003 and 2004, we contributed $25 million to our domestic, defined benefit pension plans.

      These contributions, along with favorable increases in the value of equity securities, improved the funded status of the plans in 2004. As a result, we anticipate that we will make a contribution to these plans of between $10-$25 million in 2005.

Assumptions

      The following assumptions were used to determine projected pension benefit obligations at the measurement date and the net periodic benefit costs for the year:

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.75%	6.25%	5.75%	6.25%
Rate of compensation increase	4.25%	4.25%	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	6.25%	6.75%	6.25%	6.75%
Expected return on plan assets	8.25%	8.50%	N/A	N/A
Rate of compensation increase	4.25%	4.25%	N/A	N/A

      In 2004, we estimated the expected long-term rate of return on pension plan assets based on the strategic asset allocation for our plans. In making this determination, we utilized expected rates of return for each asset class based upon current market conditions and expected risk premiums for each asset class. A one percentage point plus or minus change in the expected long-term rate of return on pension fund assets would have an impact of approximately $3.8 million on 2005 pretax pension expense. The expected long-term rate of return on pension fund assets is applied to the fair market value of pension fund assets to produce the expected return on fund assets that is included in pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) ultimately affects future pension expense through the amortization of gains (losses).

      At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities. The discount rate is an estimate of the current interest rate at which the pension plan’s liabilities could effectively be settled. In estimating this rate, we look to rates of return on high-quality, fixed-income investments with maturities that closely match the expected funding period of our pension liability. An increase of one percentage point in the discount rate would lower 2005 pretax pension expense by approximately $2.3 million. A discount rate decline of one percentage point would result in higher pretax pension expense of approximately $6.3 million.

      Our shareholders’ equity is impacted by a variety of factors, including those items that are not reported in earnings but are reported directly in equity. In 2002, we recorded a $12.4 million after-tax charge to equity, reflecting the increase in the additional pension plans minimum liability. In 2003 and 2004, we reversed $8.3 million and $2.2 million, respectively, of the after-tax charge to equity, reflecting a reduction of the additional pension plan minimum liability. See the Consolidated Statement of Changes in Shareholders’ Equity for additional information.

Off-Balance Sheet Arrangements

      Off-balance sheet arrangements are defined as any transaction, agreement or other contractual arrangement to which an entity that is not consolidated with the registrant is a party, under which the registrant, whether or not a party to the arrangement, has, or in the future may have: (1) an obligation under a direct or indirect guarantee or similar arrangement (2) a retained or contingent interest in assets or (3) an obligation or liability, including a contingent obligation or liability, to the extent that it is not fully reflected in the financial statements.

      We do not have any off-balance sheet arrangements as defined above which have or are likely to have a material effect on financial condition, results of operations or cash flows.

Debt Ratings

      Debt ratings of our debt securities at December 31, 2004, appear below. There was no change in these debt ratings during 2004. However, in the third quarter of 2004, Moody’s Investor Services and Fitch upgraded their outlooks for the ratings from “stable” to “positive”.

Moody’s
	Standard &	Investor
	Poors	Services	Fitch

Senior Unsecured Debt	A+	A3	A
Commercial Paper	A-1	P-2	F1

Contractual Obligations

      A summary of the Company’s contractual obligations and commitments at December 31, 2004 is as follows (in millions):

		Payments due by period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt obligations	$299.0	$99.9	$—	$—	$199.1
Expected interest payments	102.3	19.4	38.3	25.5	19.1
Operating lease obligations	40.4	7.8	10.6	4.4	17.6
Purchase obligations	110.2	100.9	7.2	2.1	—
Obligations under customer incentive programs	21.3	21.3	—	—	—

Total	$573.2	$249.3	$56.1	$32.0	$235.8

      Our purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability. These obligations primarily consist of inventory purchases made in the normal course of business to meet operational requirements. Other long-term liabilities reflected in our consolidated balance sheet at December 31, 2004 have been excluded from the table above and primarily consist of costs associated with retirement benefits. Disclosed in Note 11 — Retirement Benefits in the Notes to Consolidated Financial Statements are estimates of future benefit payments under our benefit plans.

Critical Accounting Policies

      Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of our financial statements.

Use of Estimates

      We are required to make estimates and judgments in the preparation of our financial statements. These estimates and judgments affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in estimates and assumptions used by us could have a significant impact on our financial results. We believe that the following are among our most significant accounting policies. These policies utilize estimates about the effect of matters that are inherently uncertain and therefore are based on our customer’s judgment.

Revenue Recognition

      We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and the Securities and Exchange Commission’s (“SEC”) revisions in SEC Staff Accounting Bulletin No. 104. Revenue is recognized when title to goods and risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services rendered and the price is determinable and collectibility reasonably assured. Revenue is typically recognized at time of shipment. Sales are recorded net of estimated product returns, customer rebates and price discounts. Refer also to Customer Credit and Collections below. Also See Note 1 — Significant Accounting Policies within the Notes to Consolidated Financial Statements.

Inventory Valuation

      We routinely evaluate the carrying value of our inventories to ensure they are carried at the lower of cost or market value. Such evaluation is based on our judgment and use of estimates, including sales forecasts, gross margins for particular product groupings, planned dispositions of product lines, technological events and trends and overall industry trends. In addition, the evaluation is based on changes in inventory management practices which may influence the timing of exiting products and method of disposing of excess inventory.

      Excess inventory is generally identified by comparing future expected inventory usage to actual on-hand quantities. Reserves are provided for on-hand inventory in excess of pre-defined usage forecasts. Forecast usage is primarily determined by projecting historical (actual) sales and inventory usage levels forward to future periods. Application of this reserve methodology can have the effect of increasing reserves during periods of declining demand and, conversely, reducing reserve requirements during periods of accelerating demand. This reserve methodology is applied based upon a current stratification of inventory, whether by commodity type, product family, part number, stock keeping unit, etc. As a result of our lean process improvement initiatives, we continue to develop improved information concerning demand patterns for inventory consumption. This improved information is introduced into the excess inventory reserve calculation as it becomes available and may impact required levels of reserves.

Customer Credit and Collections

      We maintain allowances for doubtful accounts receivable in order to reflect the potential uncollectibility of receivables related to purchases of products on open credit. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, we may be required to record additional allowances for doubtful accounts. Further, certain of our businesses account for sales discounts and allowances based on sales volumes, specific programs and customer deductions and debits, as is customary in electrical products markets. These items primarily relate to sales volume incentives, price allowances, and returned goods. This requires us to estimate at the time of sale the value of shipments that should not be recorded as revenue equal to the amount which is not expected to be collected in cash from customers. We rely on specific customer agreements, historical experience and known future trends to estimate these amounts at the time of shipment.

Capitalized Computer Software Costs

      We capitalize certain costs of internally developed software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized costs include purchased materials and services and payroll and payroll related costs. General and administrative, overhead, maintenance and training costs, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred. The cost of internally developed software is amortized on a straight-line basis over appropriate periods, generally five years. The unamortized balance of internally developed software is included in Intangibles assets and other in the Consolidated Balance Sheet.

Employee Benefits Costs and Funding

      We sponsor domestic and foreign defined benefit pension, defined contribution and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on the pension fund assets, rate of increase in employee compensation levels and health care cost increase projections. These assumptions are determined based on company data and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. Further discussion on the assumptions used in 2004 and 2005 are included in Note 11 — Retirement Benefits in the Notes to Consolidated Financial Statements and in “Liquidity” within this Management’s Discussion and Analysis.

Taxes

      We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

      The factors used to assess the likelihood of realization of deferred tax assets are the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income can affect the ultimate realization of net deferred tax assets.

      In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. The IRS and other tax authorities routinely review our tax returns. These audits can involve complex issues, which may require an extended period of time to resolve. The impact of these examinations on our liability for income taxes cannot be presently determined. In management’s opinion, adequate provision has been made for potential adjustments arising from these examinations.

Contingent Liabilities

      We are subject to proceedings, lawsuits, and other claims or uncertainties related to environmental, legal, product and other matters. We routinely assess the likelihood of an adverse judgment or outcome to these matters, as well as the range of potential losses. A determination of the reserves required, if any, is made after careful analysis, including consultations with outside advisors, where applicable. The required reserves may change in the future due to new developments.

Valuation of Long-Lived Assets

      Our long-lived assets include land, buildings, equipment, molds and dies, purchased software, goodwill and other intangible assets. Long-lived assets, other than goodwill and indefinite-lived intangibles, are depreciated over their estimated useful lives. We review depreciable long-lived assets for impairment to assess recoverability from future operations using undiscounted cash flows. For these assets, no impairment charges were recorded in 2004 or 2003, except for certain lighting assets affected by the integration of the LCA companies, and within wiring systems as a result of our decision to exit a leased facility as discussed under “Special Charges” within this Management’s Discussion and Analysis.

      Goodwill and indefinite-lived intangible assets are reviewed annually for impairment unless circumstances dictate the need for more frequent assessment under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. The identification and measurement of impairment of goodwill involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate our assumptions about discounted expected future cash flows. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized from newly acquired entities. The identification and measurement of impairment of indefinite-lived intangible assets involves testing which compares carrying values of assets to the estimated fair values of assets. When appropriate, the carrying value of assets will be reduced to estimated fair values.

Forward-Looking Statements

      Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-K and in the Annual Report attached hereto, which does not constitute part of this Form 10-K, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about capital resources, performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in operating results, anticipated market conditions, and economic recovery are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

•	Changes in demand for our products, changes in market conditions, or product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	Net cash expenditures and timing of actions in connection with restructuring and special charges.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	Cash expenditures, benefits and timing of actions in connection with our enterprise-wide business system implementation.

•	Availability and costs of raw materials and purchased components.

•	Changes in expected levels of operating cash flow and uses of cash.

•	General economic and business conditions in particular industries or markets.

•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates.

•	Failure to achieve expected benefits of process improvements and other lean initiatives as a result of changes in strategy or level of investments made.

•	A major disruption in one of our manufacturing or distribution facilities.

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Future levels of indebtedness and capital spending.

•	Anticipated future contributions and assumptions with respect to pensions.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Intense or new competition in the markets in which we compete.

•	Ability to carry out future acquisitions in our core businesses and costs relating to acquisitions and acquisition integration costs.

•	Future repurchases of common stock under our common stock repurchase program.

•	Changes in customers’ credit worthiness adversely affecting the ability to continue business relationships with major customers.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Changes in accounting principles, interpretations, or estimates, including the impact of expensing stock options pursuant to SFAS No. 123(R).

•	Adverse changes in foreign currency exchange rates.

•	And other factors described in our Securities and Exchange Commission filings, including the “Business” Section in this Annual Report on Form 10-K for the year ended December 31, 2004.

      Any such forward-looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements. The Company disclaims any duty to update any forward-looking statement, all of which are expressly qualified by the foregoing, other than as required by law.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      In the operation of our business, we have various exposures to areas of risk related to factors within and outside the control of management. Significant areas of risk and our strategies to manage the exposure are discussed below.

      We manufacture our products in the United States, Canada, Switzerland, Puerto Rico, Mexico, Italy, and the United Kingdom and sell products in those markets as well as through sales offices in Singapore, the People’s Republic of China, Mexico, Hong Kong, South Korea and the Middle East. International shipments from non-U.S. subsidiaries were 10% of the Company’s total net sales in each of the years 2004, 2003 and 2002. The Canadian market represents 45%, United Kingdom 33%, Mexico 10%, Switzerland 10% and all other areas 2% of total 2004 international sales. As such, our operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. To manage this exposure, we closely monitor the working capital requirements of our international units and to the extent possible maintain their monetary assets in U.S. dollar instruments. In 2004, we entered into a series of forward exchange contracts on behalf of our Canadian operation to purchase U.S. dollars in order to hedge part of their exposure to fluctuating rates of exchange on anticipated inventory purchases. As of December 31, 2004 we had nine outstanding contracts which expire ratably through September 2005.

      We source approximately 13% of the total value of our cost of goods sold from unaffiliated suppliers located outside the United States, primarily in China and other Asian countries, Europe and Mexico. We are actively seeking to expand this activity, particularly related to purchases from low cost areas of the world. Foreign sourcing of products may result in unexpected fluctuations in product cost or increased risk of business interruption due to lack of product or component availability due to any one of the following:

•	Political or economic uncertainty in the source country

•	Fluctuations in the rate of exchange between the U.S. dollar and the currencies of the source countries

•	Increased logistical complexity including supply chain interruption or delay, port of departure or entry disruption, overall time to market, and;

•	Loss of proprietary information

      We have developed plans that address some of these risks. Such actions include careful selection of products to be outsourced and the suppliers selected; ensuring multiple sources of supply; limiting concentrations of activity by port, broker, freight forwarder, etc, and; maintaining control over operations, technologies and manufacturing deemed to provide competitive advantage.

      Many of our businesses have a dependency on certain basic raw materials needed to produce their products including steel, brass, copper, aluminum, bronze, plastics, phenols, zinc, elastomers and petrochemicals as well as purchased electrical and electronic components. Our financial results could be affected by the availability and changes in prices of these materials and components. Certain of these materials are sourced from a limited number of suppliers. These materials are also key source materials for many other companies in our industry and within the universe of industrial manufacturers in general. As such, in periods of rising demand for these materials, we may experience both (1) increased costs and (2) limited supply. These conditions can potentially result in our inability to acquire these key materials on a timely basis to produce our products and satisfy our incoming sales orders. Similarly, the cost of these materials can rise suddenly and result in materially higher costs of producing our products. We believe we have adequate primary and secondary sources of supply of each of our key materials and that, in periods of rising prices, we are able to recover a majority of the increased cost in the form of higher selling prices. However, recoveries typically lag the effect of cost increases due to the nature of our markets.

      Our financial results are subject to interest rate fluctuations to the extent that there is a difference between the amount of our interest-earning assets and the amount of interest-bearing liabilities. The principal objective of our investment management activities is to maximize net investment income while maintaining acceptable levels of interest rate and liquidity risk and facilitating our funding needs. As part of our investment management strategy, we may use derivative financial products such as interest rate hedges and interest rate swaps. Refer to further discussion under “Capital Structure” within this Management’s Discussion and Analysis.

      From time to time or when required, we issue commercial paper, which exposes us to changes in interest rates. Our cash position includes amounts denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds held by our subsidiaries and the cost effectiveness with which these funds can be accessed.

      We continually evaluate risk retention and insurance levels for product liability, property damage and other potential exposures to risk. We devote significant effort to maintaining and improving safety and internal control programs, which are intended to reduce our exposure to certain risks. We determine the level of insurance coverage and the likelihood of a loss and believe that the current levels of risk retention are consistent with those of comparable companies in the industries in which we operate. There can be no assurance that we will not incur losses beyond the limits of our insurance. However, our liquidity, financial position and profitability are not expected to be materially affected by the levels of risk retention that we accept.

      The following table presents cost information related to interest risk sensitive instruments by maturity at December 31, 2004 (dollars in millions):

								Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total	12/31/04

Assets
Available-for-sale Investments	$8.4	$16.0	$8.1	$4.9	$6.8	$0.4	$44.6	$44.4
Avg. Interest Rate	2.69%	2.55%	3.03%	3.77%	4.12%	3.81%
Held-to-maturity Investments	$17.2	$21.3	$—	$—	$—	$—	$38.5	$39.5
Avg. Interest Rate	4.30%	4.35%
Liabilities
Total Debt	$99.9	$—	$—	$—	$—	$199.1	$299.0	$325.5
Avg. Interest Rate	6.63%				—	6.38%	6.46%

      All of the assets and liabilities above are fixed rate instruments. Other available-for-sale securities with a carrying value of $198.4 million are adjustable rate instruments which are not interest risk sensitive and are not included in the table above. We use derivative financial instruments only if they are matched with a specific asset, liability, or proposed future transaction. We do not speculate or use leverage when trading a financial derivative product.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Form 10-K for
2004, Page:

Report of Management	38
Financial Statements
Report of Independent Registered Public Accounting Firm	39
Consolidated Statement of Income for the three years ended December 31, 2004	41
Consolidated Balance Sheet at December 31, 2004 and 2003	42
Consolidated Statement of Cash Flows for the three years ended December 31, 2004	43
Consolidated Statement of Changes in Shareholders’ Equity for the three years ended December 31, 2004	44
Notes to Consolidated Financial Statements	45
Financial Statement Schedule
Valuation and Qualifying Accounts and Reserves (Schedule II)	79

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF MANAGEMENT

HUBBELL INCORPORATED AND SUBSIDIARIES

Report on Management’s Responsibility for Financial Statements

      Our management is responsible for the preparation, integrity and fair presentation of its published financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on informed judgments made by management.

      We believe it is critical to provide investors and other users of our financial statements with information that is relevant, objective, understandable and timely, so that they can make informed decisions. As a result, we have established and we maintain systems and practices and internal control processes designed to provide reasonable, but not absolute assurance that transactions are properly executed and recorded and that our policies and procedures are carried out appropriately. Management strives to recruit, train and retain high quality people to ensure that controls are designed, implemented and maintained in a high-quality, reliable manner.

      Our independent registered public accounting firm audited our financial statements and management’s assessment of the effectiveness of our internal control over financial reporting, in accordance with Standards established by the Public Company Accounting Oversight Board (United States). Their report appears on pages 39-40.

      Our Board of Directors normally meet five times per year to provide oversight, to review corporate strategies and operations, and to assess management’s conduct of the business. The Audit Committee of our Board of Directors (which normally meets nine times per year) is comprised of five individuals who are “independent” under current New York Stock Exchange listing standards and regulations adopted by the SEC under the federal securities laws. The Audit Committee meets regularly with our internal auditors and independent registered public accounting firm, as well as management to review, among other matters, accounting, auditing, internal controls and financial reporting issues and practices. Both the internal auditors and independent registered public accounting firm have full, unlimited access to the Audit Committee.

Management’s Report on Internal Control over Financial Reporting

      Management is responsible for establishing and maintaining adequate systems of internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2004.

      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by our independent registered public accounting firm as stated in their report which is included on pages 39-40.

Timothy H. Powers Chairman of the Board, President & Chief Executive Officer	Gregory F. Covino Corporate Controller and Interim Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hubbell Incorporated:

      We have completed an integrated audit of Hubbell Incorporated and Subsidiaries 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

      In our opinion, the consolidated financial statements listed in the accompanying index on page 37 present fairly, in all material respects, the financial position of Hubbell Incorporated and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page 37 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 in the Notes to the Consolidated Financial Statements, the Company adopted Statement of Financial Standards No. 142 “Goodwill and Other Intangible Assets” in 2002.

Internal control over financial reporting

      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Stamford, Connecticut

February 28, 2005

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Years Ended December 31

	2004	2003	2002

	(In millions except
	per share amounts)
Net sales	$1,993.0	$1,770.7	$1,587.8
Cost of goods sold	1,431.1	1,289.2	1,178.7

Gross profit	561.9	481.5	409.1
Selling & administrative expenses	333.9	303.9	265.3
Special charges, net	15.4	5.7	8.3
Gain on sale of business	—	—	(3.0)

Operating income	212.6	171.9	138.5

Other income (expense):
Investment income	6.5	3.7	5.9
Interest expense	(20.6)	(20.6)	(17.8)
Other income (expense), net	(1.2)	0.5	0.4

Total other income (expense)	(15.3)	(16.4)	(11.5)

Income before income taxes and cumulative effect of accounting change	197.3	155.5	127.0
Provision for income taxes	42.6	40.4	18.4

Income before cumulative effect of accounting change	154.7	115.1	108.6
Cumulative effect of accounting change, net of tax	—	—	(25.4)

Net income	$154.7	$115.1	$83.2

Earnings per share — Basic
Before cumulative effect of accounting change	$2.55	$1.93	$1.83

After cumulative effect of accounting change	$2.55	$1.93	$1.40

Earnings per share — Diluted
Before cumulative effect of accounting change	$2.51	$1.91	$1.81

After cumulative effect of accounting change	$2.51	$1.91	$1.38

Average number of shares outstanding — Diluted	61.6	60.1	59.7

Cash dividends per common share	$1.32	$1.32	$1.32

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	At December 31,

	2004	2003

	(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$125.9	$104.2
Short-term investments	215.6	116.6
Accounts receivable, net	288.5	227.1
Inventories, net	216.1	207.9
Deferred taxes and other	46.3	53.5

Total current assets	892.4	709.3

Property, Plant, and Equipment, net	261.8	295.8

Other Assets
Investments	65.7	80.1
Goodwill	326.6	322.7
Intangible assets and other	95.9	91.5

Total other assets	488.2	494.3

	$1,642.4	$1,499.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$99.9	$—
Accounts payable	132.1	103.6
Accrued salaries, wages and employee benefits	46.8	51.1
Accrued income taxes	24.4	34.9
Dividends payable	20.2	19.9
Other accrued liabilities	85.9	78.9

Total current liabilities	409.3	288.4

Long-Term Debt	199.1	298.8

Other Non-Current Liabilities	89.7	82.5

Commitments and Contingencies
Common Shareholders’ Equity
Common Stock, par value $.01
Class A — authorized 50,000,000 shares, outstanding 9,350,747 and 9,490,069 shares	0.1	0.1
Class B — authorized 150,000,000 shares, outstanding 51,864,128 and 50,788,635 shares	0.5	0.5
Additional paid-in capital	280.7	249.7
Retained earnings	664.5	590.1
Accumulated other comprehensive loss	(1.5)	(10.7)

Total common shareholders’ equity	944.3	829.7

	$1,642.4	$1,499.4

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$154.7	$115.1	$83.2
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	—	25.4
Gain on sale of business	—	—	(3.0)
Gain (loss) on sale of assets	(1.5)	—	—
Depreciation and amortization	48.9	52.6	49.8
Deferred income taxes	17.1	12.4	0.3
Non-cash special charges	8.3	4.2	7.8
Changes in assets and liabilities, net of the effects of business acquisitions/ dispositions:
(Increase) Decrease in accounts receivable	(61.5)	(5.8)	20.6
(Increase) Decrease in inventories	(9.1)	52.9	68.3
(Increase) Decrease in other current assets	6.1	(1.4)	(13.3)
Increase (Decrease) in current liabilities	41.5	27.6	(35.6)
Contribution to domestic, qualified, defined benefit pension plans	(25.0)	(25.0)	(25.0)
Other, net	5.5	9.6	0.3

Net cash provided by operating activities	185.0	242.2	178.8

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	—	—	(270.2)
Proceeds from disposition of assets	10.7	1.4	2.1
Capital expenditures	(39.1)	(27.6)	(21.9)
Purchases of available-for-sale investments	(415.0)	(172.9)	(38.1)
Proceeds from sale of available-for-sale investments	329.0	52.1	38.3
Purchases of held-to-maturity investments	—	(15.0)	(15.0)
Proceeds from maturities/sales of held-to-maturity investments	—	30.2	59.5
Other, net	5.7	9.6	7.8

Net cash used in investing activities	(108.7)	(122.2)	(237.5)

Cash Flows From Financing Activities
Commercial paper and notes — borrowing (repayment)	—	—	(67.7)
Issuance of long term debt	—	—	198.7
Payment of dividends	(79.9)	(78.4)	(77.8)
Acquisition of common shares	(6.2)	(5.3)	—
Proceeds from exercise of stock options	30.5	26.5	11.5

Net cash provided by (used in) financing activities	(55.6)	(57.2)	64.7

Effect of exchange rate changes on cash	1.0	1.4	0.6

Increase in cash and cash equivalents	21.7	64.2	6.6
Cash and cash equivalents
Beginning of year	104.2	40.0	33.4

End of year	$125.9	$104.2	$40.0

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Years Ended December 31, 2004 (in millions except per share amounts)

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (loss)	Equity

Balance at December 31, 2001	$0.1	$0.5	$206.9	$548.3	$(19.3)	$736.5
Net income				83.2		83.2
Minimum pension liability adjustment, net of income tax benefits of $7.6					(12.4)	(12.4)
Translation adjustments					1.7	1.7
Unrealized gain on investments, net of tax					0.5	0.5
Cash flow hedging loss, net of reclassification adjustment in accordance with SFAS 133					(1.2)	(1.2)

Total comprehensive income						71.8
Exercise of stock options, including tax benefit of $2.2			13.7			13.7
Cash dividends declared ($1.32 per share)				(77.8)		(77.8)

Balance at December 31, 2002	$0.1	$0.5	$220.6	$553.7	$(30.7)	$744.2

Net income				115.1		115.1
Minimum pension liability adjustment, net of related tax effect of $5.2					8.3	8.3
Translation adjustments					11.8	11.8
Unrealized loss on investments, net of tax					(0.2)	(0.2)
Amortization of cash flow hedging loss, in accordance with SFAS 133					0.1	0.1

Total comprehensive income						135.1
Exercise of stock options, including tax benefit of $7.9			34.4			34.4
Acquisition of common shares			(5.3)			(5.3)
Cash dividends declared ($1.32 per share)				(78.7)		(78.7)

Balance at December 31, 2003	$0.1	$0.5	$249.7	$590.1	$(10.7)	$829.7

Net income				154.7		154.7
Minimum pension liability adjustment, net of related tax effect of $1.4					2.2	2.2
Translation adjustments					7.9	7.9
Unrealized loss on investments, net of tax					(0.3)	(0.3)
Unrealized loss on cash flow hedge in accordance with SFAS 133 net of $0.1 of amortization					(0.6)	(0.6)

Total comprehensive income						163.9
Exercise of stock options, including tax benefit of $6.7			37.2			37.2
Acquisition of common shares			(6.2)			(6.2)
Cash dividends declared ($1.32 per share)				(80.3)		(80.3)

Balance at December 31, 2004	$0.1	$0.5	$280.7	$664.5	$(1.5)	$944.3

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include all subsidiaries; all significant intercompany balances and transactions have been eliminated. The Company has one joint venture, which is accounted for using the equity method. Certain reclassifications have been made in prior year financial statements and notes to conform to the current year presentation.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. Actual results could differ from the estimates that are used.

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

Shipping and Handling Fees and Costs

      The Company records shipping and handling costs as part of Cost of goods sold in the Consolidated Statement of Income. Any amounts billed to customers for reimbursement of shipping and handling are included in Net sales in the Consolidated Statement of Income.

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

Cash and Cash Equivalents

      Cash equivalents consist of liquid investments with original maturities of three months or less. The carrying value of cash equivalents approximates fair value because of their short maturities.

Investments

      Short-term investments primarily consist of auction rate securities and also include other securities with original maturities of greater than three months but less than one year. Investments in debt and equity securities are classified by individual security into one of three separate categories: trading, available-for-sale or held-to-maturity. Auction rate securities, which are classified as available-for-sale investments, are

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available to meet the Company’s current operational needs and accordingly are classified as short-term. Available-for-sale investments are carried on the balance sheet at fair value with current period adjustments to carrying value recorded in accumulated other comprehensive income within shareholders’ equity, net of tax. Debt securities which the Company has the positive intent and ability to hold to maturity, are classified as held-to-maturity and carried on the balance sheet at amortized cost. The effects of amortizing these securities are recorded in current earnings.

Accounts Receivable and Allowances

      Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The allowance for doubtful accounts is based on an estimated amount of probable credit losses in existing accounts receivable. The allowance is calculated based upon a combination of historical write-off experience, fixed percentages applied to aging categories and specific identification based upon a review of past due balances and problem accounts. The allowance is reviewed on at least a quarterly basis. Account balances are charged off against the allowance when it is determined that collection efforts should no longer be pursued. The Company also maintains a reserve for sales discounts and allowances and product returns which are calculated based upon specific customer agreements, historical experience as well as known future trends. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventories

      Inventories are stated at the lower of cost or market value. The cost of substantially all domestic inventories, (85% of total net inventory value), is determined utilizing the last-in, first-out (LIFO) method of inventory accounting. The cost of foreign inventories and certain domestic inventories is determined utilizing the first-in, first-out (FIFO) method of inventory accounting.

Property, Plant, and Equipment

      Property, plant, and equipment values are stated at cost less accumulated depreciation. Maintenance and repair expenditures are charged to expense when incurred. Property, plant and equipment placed in service prior to January 1, 1999 are depreciated over their estimated useful lives, principally using accelerated methods. Assets placed in service subsequent to January 1, 1999 are depreciated over their estimated useful lives, using straight-line methods. Gains and losses arising on the disposal of property, plant and equipment are included in Operating Income in the Consolidated Statement of Income.

Capitalized Computer Software Costs

      Qualifying costs of internally developed software are capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized costs include purchased materials and services and payroll and payroll related costs. General and administrative, overhead, maintenance and training costs, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred. The cost of internally developed software is amortized on a straight-line basis over appropriate periods, generally five years. The unamortized balance of internally developed software is included in Intangible assets and other in the Consolidated Balance Sheet.

      In 2004 and 2003, the Company capitalized $12.8 million and $3.0 million, respectively, in connection with the enterprise-wide business system initiative. As of December 31, 2004, the $12.8 million of capitalized costs included $1.2 million of costs for which cash had not yet been expended.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets

      Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Indefinite-lived intangible assets and goodwill are subject to annual impairment testing using the specific guidance and criteria described in Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. This testing compares carrying values to estimated fair values and when appropriate, the carrying value of these assets will be reduced to estimated fair value. During 2002, the Company completed the initial impairment tests of the recorded value of goodwill, as required by SFAS No. 142. As a result of this process, the Company identified one reporting unit within the Industrial Technology segment with a book value, including goodwill, which exceeded its fair market value. Thereafter, the implied fair value of the goodwill for this reporting unit was calculated, which resulted in a non-cash charge of $25.4 million, net of tax, or $0.43 per share-diluted to write-down the full value of the reporting unit’s goodwill. This non-cash charge was reported as the cumulative effect of a change in accounting principle retroactive to January 1, 2002. Fair values were calculated using a range of estimated future operating results and primarily utilized a discounted cash flow model. In the second quarter of 2004, the Company performed its annual impairment testing of goodwill and indefinite-lived intangible assets. This testing resulted in fair values for each reporting unit exceeding the reporting unit’s carrying value, including goodwill. Similarly, there were no impairments of indefinite-lived intangible assets. The Company’s policy is to perform its annual impairment assessment in the second quarter of each year, unless circumstances dictate the need for more frequent assessments.

Other Long-Lived Assets

      The Company evaluates the potential impairment of other long-lived assets when appropriate in accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. If the carrying value of assets exceeds the sum of the estimated future undiscounted cash flows, the carrying value of the asset is written down to estimated fair value. The Company continually evaluates events and circumstances to determine if revisions to values or estimates of useful lives are warranted.

Deferred Income Taxes

      Deferred income taxes are recognized for the tax consequence of differences between financial statement carrying amounts and tax basis of assets and liabilities by applying the currently enacted statutory tax rates in accordance with SFAS No. 109 “Accounting for Income Taxes”. The effect of a change in statutory tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company uses factors to assess the likelihood of realization of deferred tax assets such as the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.

Research, Development & Engineering

      Research, development and engineering expenditures represent costs to discover and/or apply new knowledge in developing a new product, process, or in bringing about a significant improvement to an existing product or process. Research, development and engineering expenses are recorded as a component of Cost of goods sold. Expenses for research, development and engineering were $6.2 million in 2004, $6.3 million in 2003 and $7.1 million in 2002.

Retirement Benefits

      The Company’s policy is to fund pension costs within the ranges prescribed by applicable regulations. In addition to providing defined benefit pension benefits, the Company provides health care and life insurance

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

      The Company accounts for employee stock options using the intrinsic value based method of accounting in accordance with Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees,” where compensation expense is measured as the excess, if any, of the quoted market price of the Company’s stock at the measurement date over the exercise price.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” for stock options (in millions, except per share amounts):

	Year Ended December 31

	2004	2003	2002

Net income, as reported	$154.7	$115.1	$83.2
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(5.7)	(4.8)	(3.9)

Pro forma net income	$149.0	$110.3	$79.3

Earnings per share after cumulative effect of accounting change:
Basic — as reported	$2.55	$1.93	$1.40

Basic — pro forma	$2.45	$1.85	$1.34

Diluted — as reported	$2.51	$1.91	$1.38

Diluted — pro forma	$2.43	$1.84	$1.33

      The following table summarizes the assumptions used in applying the Black-Scholes option pricing model in the above pro-forma disclosure:

			Risk		Weighted Avg.
			Free		Grant Date
	Dividend	Expected	Interest	Expected	Fair Value
	Yield	Volatility	Rate	Option Term	of 1 Option

2004	2.5%	23.5%	4.0%	7 Years	$11.31
2003	3.0%	23.9%	3.9%	7 Years	$9.60
2002	3.8%	23.4%	3.5%	7 Years	$6.48

Comprehensive Income

      Comprehensive income is a measure of net income and all other changes in shareholders’ equity of the Company that result from recognized transactions and other events of the period other than transactions with shareholders. See also Note 19 — Accumulated Other Comprehensive Income in the Notes to Consolidated Financial Statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives

      To limit financial risk in the management of its assets, liabilities and debt, the Company may use derivative financial instruments such as: foreign currency hedges, commodity hedges, interest rate hedges and interest rate swaps. Any derivative financial instruments are matched with an existing Company asset, liability or proposed transaction. Market value gains or losses on the derivative financial instrument are recognized in income when the effects of the related price changes of the underlying asset or liability are recognized in income. Prior to the issuance in 2002 of $200 million, ten year non-callable notes, the Company entered into a forward interest rate lock to hedge its exposure to fluctuations in treasury rates, which resulted in a loss of approximately $1.3 million. This amount was recorded in accumulated other comprehensive income within shareholders’ equity and is being amortized over the life of the notes.

      During 2004, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases. These contracts, which expire ratably over the next nine months through September 2005, have been designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

      As of December 31, 2004, the Company has cash flow hedge losses of $0.7 million representing unrealized losses on foreign currency hedges and $1.0 million of unamortized losses on a forward interest rate lock arrangement recorded in accumulated other comprehensive income. Losses charged to income in 2004 were immaterial.

Recently Issued Accounting Standards

      In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R), which requires expensing of stock options and other share-based payments beginning in 2005, replaces FASB’s earlier SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This standard will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost will be recognized over the vesting period. SFAS No. 123(R) will become effective for the Company on July 1, 2005. The Company is currently evaluating the impact that the standard will have on financial position, results of operations and cash flows. The Company anticipates that the charge to income for the expensing of stock options would be similar to the amount disclosed in Note 1 — Significant Accounting Policies in the Notes to Consolidated Financial Statements included herein.

      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). The purpose of this statement is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement was issued as a result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (IASB) toward development of a single set of high-quality accounting standards. This statement is applicable for fiscal years beginning after June 15, 2005. The Company does not anticipate that this standard will have a significant effect on its financial position, results of operations or cash flows.

      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”). SFAS No. 153 represents an amendment of APB. No. 29, “Accounting for Nonmonetary Transactions,” and was addressed as part of the FASB’s short-term convergence project with the IASB. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate that this standard will have a significant effect on its financial position, results of operations or cash flows.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In October 2004, Congress passed the American Jobs Creation Act of 2004 (the “Act”). The Act raises a number of issues with regard to accounting for income taxes including (1) the accounting for the one-time tax benefit on the repatriation of foreign earnings and (2) the deduction for qualified domestic production activities. The Company is currently evaluating the provisions of the Act and does not anticipate a material impact on consolidated results of operations.

Note 2 —	Special Charges

Special Charges — 2004

      Full year operating results in 2004 include pretax charges totaling $16.7 million, all within the Electrical segment. Of the total amount, $9.5 million was recorded in connection with the Company’s ongoing lighting business integration Program. The Program was initiated in 2002 following the Company’s acquisition of LCA and relates to both the integration and rationalization of the Company’s acquired and legacy lighting operations. (See also Note 3 — Business Combinations.) The remaining $7.2 million was incurred in connection with a factory consolidation within the wiring device business.

Lighting Integration — Special Charge — ($9.5 million)

      The 2004 charges associated with the ongoing integration and reorganization of the lighting businesses included the following:

•	Consolidation of an outdoor, commercial products facility within the U.S.

•	Transition of manufacturing of an indoor, commercial product line to a low cost country

•	Outsourcing of a commercial product line to a low cost country

•	Consolidation of administrative functions into South Carolina

      Of the $9.5 million pretax charge, $1.3 million was recorded in Cost of goods sold as it related to product line inventory write-downs. The remaining $8.2 million of special charges related to severance ($3.3 million), asset write-downs ($2.1 million) and exit costs ($2.8 million). Severance costs are a direct result of the relocation of two manufacturing facilities, outsourcing of a manufacturing facility to a low cost country, as well as the relocation of one office providing administrative functions to South Carolina. In total, approximately 500 employees were affected by these actions, of which approximately 360 had left the Company as of December 31, 2004. A portion of the severance costs were recorded based upon the affected employees’ remaining service period following announcement of the programs. Asset write-downs primarily consisted of the write-down of the assets of the outdoor, commercial facility to fair market value and other equipment write-downs to record the equipment at estimated salvage value. In addition to the above, the Company recorded expenses related to facility exit costs including plant shutdown and facility remediation.

Closure of a Wiring Device Factory — ($7.2 million)

      In 2004, the Company recorded pretax charges of $7.2 million in connection with the closure of a wiring device factory in Puerto Rico. The factory is expected to close by the end of the second quarter of 2005. Production activities are planned to either be outsourced or transferred to other existing facilities. The $7.2 million special charge included $4.9 million of asset impairments including write-offs of leasehold improvements, and write-downs of equipment to fair market value, which approximated salvage value due to the overall age and location of the equipment. Severance costs of $2.0 million were recorded for approximately 200 employees that are expected to be impacted by this action, of which approximately 40 had left the Company as of December 31, 2004. In addition, $0.3 million was recorded related to facility exit costs.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the components of special charges recorded in 2004 (in millions):

			2004
	2004	2004 Cash	Non-cash	Accrued Balance
	Provision	Expenditures	Write-downs	December 31,2004

Lighting Business Integration Program:
Employee termination costs	$3.3	$(2.0)	$—	$1.3
Exit and integration costs	2.8	(2.8)	—	—
Asset impairments	2.1	—	(2.1)	—
Inventory write-downs	1.3	—	(1.3)	—

	9.5	(4.8)	(3.4)	1.3
Wiring Device Factory Closure:
Employee termination costs	2.0	(0.3)	—	1.7
Asset impairments	4.9	—	(4.9)	—
Other exit costs	0.3	—	—	0.3

	7.2	(0.3)	(4.9)	2.0

Total	$16.7	$(5.1)	$(8.3)	$3.3

      A further description of the actions associated with these programs is included in “Special Charges” within Management’s Discussion and Analysis.

Special Charges — 2003

      Full year operating results in 2003 include pretax special charges of $8.1 million consisting entirely of actions approved under the lighting Program. In accordance with applicable accounting rules, $2.4 million of the total lighting integration charge was recorded in Cost of goods sold related to product line inventory write-downs. Lighting integration charges of $8.1 million recognized in 2003 related to the following actions:

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

				2003
	Accrual Balance	2003	2003 Cash	Non-cash	Accrued Balance
	December 31, 2002	Provision	Expenditures	Write-downs	December 31, 2003

Inventory write-downs	$—	$1.8	$—	$(1.8)	$—
Asset impairments	—	1.0	—	(1.0)	—
Exit costs	—	1.8	(1.8)	—	—

	—	$4.6	$(1.8)	$(2.8)	$—

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Facility Exit, Relocation and Integration Costs — ($3.3 million, net)

      Throughout 2003, approximately $5.9 million of costs were recognized in the Consolidated Statement of Income related to these lighting integration projects initiated in 2002. This amount is comprised of $5.3 million of expenses recorded in Special charges, net, and $0.6 million of inventory write-downs included in Cost of goods sold. These costs were not accrued when the actions were approved in 2002 primarily because the nature of the expense would provide a benefit to the ongoing lighting operations and, accordingly, were expensed only when incurred in accordance with accounting principles generally accepted in the United States of America. The amounts recorded as Special charges, net, primarily relate to facility exit and relocation expenses of $2.1 million, asset write-downs of $0.8 million, new employee hiring and training costs of $0.7 million, employee recruiting and relocation expenses of $0.7 million, business systems consolidation costs of $0.5 million and other costs of $0.5 million. Also in 2003, income of approximately $2.6 million was recorded as an offset to these special charges primarily related to recovery upon sale of the carrying value of assets sold in 2003 that were written-down in 2002. The income associated with fixed asset recoveries occurred in connection with the closure of the Martin, TN facility, which was disposed of by sale in the fourth quarter of 2003.

•	Outdoor Architectural business unit reorganization — ($0.2 million)

      Severance costs of $0.2 million were incurred in the fourth quarter of 2003 to rationalize the architectural outdoor product offering and reduce the workforce by 33 people or 4% of the total employment associated with this product line. All employees had left the Company by December 31, 2003.

      The following table sets forth the components of the Program’s facility exit, relocation and integration costs recorded in 2003, as well as activity in Program costs accrued as of December 31, 2002:

				2003
	Accrual Balance	2003	2003 Cash	Non-cash	Accrued Balance
	December 31, 2002	Provision	Expenditures	Write-downs	December 31, 2003

Inventory write-downs	$—	$0.6	$—	$(0.6)	$—
Asset impairments	—	0.8	—	(0.8)	—
Exit and integration costs	0.7	4.5	(5.2)	—	—
Severance and other termination costs	3.1	0.2	(3.3)	—	—
Recovery/Proceeds from asset sales	—	(2.6)	2.6	—	—

	$3.8	$3.5	$(5.9)	$(1.4)	$—

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

Lighting Integration — Product Line Inventory Rationalization — ($5.4 million)

      This program followed management’s decision to streamline its product offering and rationalize overlapping product lines between Hubbell’s existing lighting business and the acquired lighting businesses. The cost of this program represented the write-down of the carrying value of inventory to salvage value and is included in Cost of goods sold in the Consolidated Statement of Income. This rationalization of product is intended to facilitate improvements in manufacturing efficiencies and reduce working capital needs and does

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not represent the discontinuance of any major product line. Through December 31, 2004, approximately 80% of this inventory has been scrapped. Product lines affected by this action included the Company’s commercial fluorescent, recessed, track, and life safety products. The majority of the inventory disposed relates to products of the Company’s pre-existing outdoor and industrial lighting operations, which brands will no longer be offered for sale.

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

      A facility in Martin, TN was closed and the carrying cost of this facility and related equipment was reduced to estimated realizable value. The realizable value of equipment to be disposed was estimated to be nominal as the majority of the equipment was expected to have limited marketability, or was equipment which the Company planned to scrap. Employee benefit costs included estimated severance benefits for approximately 222 employees, all of whom left the Company by December 31, 2003. Exit costs included warehouse lease termination costs and postproduction maintenance and facility restoration costs associated with facilities to be closed, and the cost incurred in 2002 for moving equipment.

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

      The following table sets forth the components of Program costs recorded in 2002:

	2002	Purchase	2002 Cash	2002 Non-cash	Accrued Balance
	Provision	Accounting	Expenditures	Write-downs	December 31, 2002

Inventory write-downs	$5.4	$—	$—	$(5.4)	$—
Asset impairments	2.4	—	—	(2.4)	—
Severance and other termination costs	1.8	1.7	(0.4)	—	3.1
Exit and integration costs	0.7	0.3	(0.3)	—	0.7

	$10.3	$2.0	$(0.7)	$(7.8)	$3.8

      The 2002 special charge also included $3.4 million of remaining costs related to a streamlining and cost reduction program announced at the end of 2001.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Business Combinations

Acquisitions

      There were no acquisitions completed in 2004 or 2003.

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

      The following unaudited pro forma data summarize the results of operations for the period indicated as if the acquisition of LCA had been completed as of the beginning of the period presented. The pro forma data give effect to actual operating results prior to the acquisition and includes adjustments to interest expense and other costs associated with the combination. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future (in millions except per share amounts):

Year Ended
December 31,
2002

Net sales	$1,756.5
Income before taxes and effect of accounting change	$131.1
Income before effect of accounting change	$111.7
Earnings per share before effect of accounting change — diluted	$1.86

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

Dispositions

      In April 2000, the Company completed the sale of certain assets of its Pulse Communications, Inc. subsidiary for a sales price of $61.0 million. The transaction resulted in a pretax gain on sale of $36.2 million in 2000. At the time of sale, the Company retained a contractual obligation to supply product to the buyer at prices below manufacturing cost, resulting in an adverse commitment.

      In September 2002, the Company entered into an agreement modifying the original manufacturing contract. In accordance with the modification agreement, final quantities were shipped and the Company was released from all service and warranty obligations. In 2002, the total gain from reduction of the contractual obligation provision was $3.0 million, pretax.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Receivables and Allowances

      Receivables consist of the following components at December 31, (in millions):

	2004	2003

Trade	$304.7	$250.3
Other	7.6	5.0

Receivables, gross	$312.3	$255.3

Allowance for credit memos	$(14.0)	$(13.2)
Allowance for doubtful accounts	(6.1)	(11.6)
Allowance for returns	(3.7)	(3.4)

Total allowance	(23.8)	(28.2)

Receivables, net	$288.5	$227.1

Note 5 —	Inventories

      Inventories are classified as follows at December 31, (in millions):

	2004	2003

Raw material	$77.9	$75.1
Work in-process	49.7	47.2
Finished goods	136.2	121.6

	263.8	243.9
Excess of FIFO costs over LIFO cost basis	(47.7)	(36.0)

Total	$216.1	$207.9

      The financial accounting basis of the LIFO inventories of acquired companies exceeds the tax basis by approximately $24.7 million at December 31, 2004.

Note 6 —	Goodwill and Other Intangible Assets

      Changes in the carrying amounts of goodwill for the years ended December 31, 2004 and 2003, by segment, were as follows (in millions):

			Industrial
	Electrical	Power	Technology	Total

Balance December 31, 2002	$160.3	$112.7	$41.6	$314.6
Adjustments to goodwill	2.4	—	—	2.4
Translation adjustments	5.7	—	—	5.7

Balance December 31, 2003	168.4	112.7	41.6	322.7

Translation adjustments	3.9	—	—	3.9

Balance December 31, 2004	$172.3	$112.7	$41.6	$326.6

      In 2003, the Company recorded additions to goodwill in connection with the purchase accounting for the acquisitions of Hawke and LCA.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Identifiable intangible assets as of December 31, 2004 are recorded in Intangible assets and other in the Consolidated Balance Sheet and include approximately $21.5 million of indefinite-lived intangible assets not subject to amortization and $10.7 million of intangibles with definite lives that are being amortized and are presented on the balance sheet net of accumulated amortization of $3.0 million. Indefinite lived intangible assets primarily represent trade names, while definite-lived intangible assets primarily represent trademarks, patents and customer lists for which amortization expense in 2004 was approximately $1.0 million and is expected to be consistent on a per year basis over the next five years.

Note 7 —	Investments

      Available-for-sale investments consist primarily of auction rate securities, U.S. Treasury Notes, and municipal, corporate, and asset-backed bonds. These investments are stated at market values based on current quotes. Held-to-maturity investments consist of Commonwealth of Puerto Rico bonds which are stated at amortized cost. There were no securities during 2004 and 2003 that were classified as trading investments.

      Certain portfolio securities that are affected by changes in interest rates may be hedged with futures contracts for U.S. Treasury Notes and Bonds. When utilized, market value gains and losses on futures contracts are recognized in income when the effects of related price changes in the value of hedged securities are recognized. At December 31, 2004 and 2003 there were no open futures contracts.

      The following table sets forth selected data with respect to the Company’s investments at December 31, (in millions):

	2004					2003

		Gross	Gross				Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

Available-For-Sale Investments	$243.0	$—	$(0.2)	$242.8	$242.8	$156.9	$0.4	$—	$157.3	$157.3

Held-To-Maturity Investments	$38.5	$1.0	$—	$39.5	$38.5	$39.4	$2.1	$—	$41.5	$39.4

Total Investments	$281.5	$1.0	$(0.2)	$282.3	$281.3	$196.3	$2.5	$—	$198.8	$196.7

      Contractual maturities of investments in debt securities, available-for-sale and held-to-maturity at December 31, 2004 were as follows (in millions):

	Amortized	Fair
	Cost	Value

Available-For-Sale Investments
Due within 1 year	$8.4	$8.3
After 1 but within 5 years	35.8	35.7
After 5 but within 10 years	0.4	0.4
After 10 years	198.4	198.4

Total	$243.0	$242.8

Held-To-Maturity Investments
Due within 1 year	$17.2	$17.5
After 1 but within 5 years	21.3	22.0

Total	$38.5	$39.5

      Included in the available-for-sale amounts above are auction rate securities of $198.4 million and $116.6 million as of December 31, 2004 and 2003, respectively. These securities are reset to current interest

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates periodically, typically every 28, 35 and 49 days. They have been classified as having maturities beyond ten years in the table above.

      Auction rate securities, which were previously classified in cash and cash equivalents due to their liquidity and pricing reset feature, have been included as available-for-sale securities in the accompanying financial statements. Classification of prior period information was revised to conform to the current year presentation. There was no impact on net income, cash flow from operations or debt covenants as a result of this revision.

      The change in net unrealized holding gain or loss on available-for-sale securities that has been included in accumulated other comprehensive income, net of tax, was $0.3 million loss in 2004, $0.2 million loss in 2003, and $0.5 million gain in 2002. The cost basis used in computing the gain or loss on these securities was through specific identification. Realized gains and losses were not significant in 2004, 2003, or 2002.

Note 8 —	Property, Plant, and Equipment

      Property, plant, and equipment, carried at cost, is summarized as follows at December 31, (in millions):

	2004	2003

Land	$24.9	$26.1
Buildings and improvements	156.4	176.3
Machinery, tools and equipment	536.5	515.8

Gross property, plant, and equipment	$717.8	$718.2
Less accumulated depreciation	(456.0)	(422.4)

Net property, plant, and equipment	$261.8	$295.8

      Depreciable lives on buildings range between 20-40 years. Depreciable lives on machinery, tools, and equipment range between 3-20 years. The Company recorded depreciation expense of $45.1 million, $48.8 million and $47.3 million for 2004, 2003 and 2002, respectively.

Note 9 —	Other Accrued Liabilities

      Other Accrued Liabilities consists of the following at December 31, (in millions):

	2004	2003

Insurance	$26.8	$24.5
Customer program incentives	21.3	16.8
Other	37.8	37.6

Total	$85.9	$78.9

Note 10 — Other Non-Current Liabilities

      Other Non-Current Liabilities consists of the following at December 31, (in millions):

	2004	2003

Pensions	$22.6	$25.3
Other post-retirement benefits	31.6	31.4
Deferred tax liabilities	19.0	8.0
Other	16.5	17.8

Total	$89.7	$82.5

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Retirement Benefits

      The Company and its subsidiaries have a number of funded and unfunded non-contributory defined benefit pension plans. Most of the plans provide defined benefits based on years of service and final average pay. The Company also maintains a number of defined contribution pension plans.

      Effective January 1, 2004 the defined benefit pension plan for U.S. salaried and non-collectively bargained hourly employees was closed to employees hired on or after January 1, 2004. These employees are eligible instead for the Company’s defined contribution plan discussed later in this footnote.

      The Company also has a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits were discontinued in 1991 for substantially all future retirees, with the exception of Anderson Electrical Products which discontinued its plan for future retirees in 2004 and A.B. Chance Company which still maintains a limited retiree medical plan for its union employees. The plans anticipate future cost-sharing changes that are consistent with the Company’s past practices.

      No acquisitions were made in 2004 or 2003 which impacted defined benefit pension or other benefit assets or liabilities.

      The Company uses a December 31 measurement date for all of its plans. Amendments made at December 31, 2003 to the Company’s defined benefit pension plans increased the total pension benefit obligation by $2.8 million. No amendments made in 2004 to the defined benefit pension plans had a significant impact on the total pension benefit obligation.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the reconciliation of beginning and ending balances of the benefit obligation and the plan assets for the Company’s defined benefit pension and other benefit plans at December 31, (in millions):

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

Change in benefit obligation
Benefit obligation at beginning of year	$460.6	$403.9	$45.9	$39.3
Service cost	13.9	12.9	0.4	0.4
Interest cost	27.9	26.7	2.6	2.5
Plan participants’ contributions	0.6	0.5	—	—
Amendments	—	2.8	(2.6)	—
Actuarial(gain) loss	31.8	35.7	(2.9)	6.6
Benefits paid	(22.4)	(21.9)	(3.1)	(2.9)

Benefit obligation at end of year	$512.4	$460.6	$40.3	$45.9

Change in plan assets
Fair value of plan assets at beginning of year	$365.5	$286.6	$—	$—
Actual return on plan assets	48.5	69.8	—	—
Employer contributions	34.4	30.5	—	—
Plan participants’ contributions	0.6	0.5	—	—
Benefits paid	(22.4)	(21.9)	—	—

Fair value of plan assets at end of year	$426.6	$365.5	$—	$—

Funded status	$(85.8)	$(95.1)	$(40.3)	$(45.9)
Unrecognized net actuarial loss	68.0	57.7	11.2	14.5
Unrecognized prior service cost(benefit)	3.4	3.6	(2.5)	—

Accrued benefit cost	$(14.4)	$(33.8)	$(31.6)	$(31.4)

Amounts recognized in the consolidated balance sheet consist of:
Prepaid pensions	$5.3	$—	$—	$—
Accrued benefit liability	(22.6)	(40.3)	(31.6)	(31.4)
Accumulated other comprehensive income	2.9	6.5	—	—

Net amount recognized	$(14.4)	$(33.8)	$(31.6)	$(31.4)

      The accumulated benefit obligation for the Company’s defined benefit pension plans was $457.6 million and $411.5 million at December 31, 2004 and 2003, respectively. Information with respect to plans with accumulated benefit obligations in excess of plan assets, is as follows (in millions):

	2004	2003

Projected benefit obligation	$337.8	$315.5
Accumulated benefit obligation	$295.3	$274.6
Fair value of plan assets	$248.0	$221.2

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, additional liabilities to recognize the required minimum liability were as follows (in millions):

	2004	2003

Minimum liability included in other comprehensive income:
Increase (decrease) in minimum liability in other comprehensive income including tax benefits of $1.4 and $5.2 for 2004 and 2003, respectively	$(3.6)	$(13.5)

      The following table sets forth the components of the Company’s defined benefit pension and other benefits costs for the years ended December 31, (in millions):

	Pension Benefits			Other Benefits

	2004	2003	2002	2004	2003	2002

Components of net periodic benefit cost
Service cost	$13.9	$12.9	$10.2	$0.4	$0.4	$0.4
Interest cost	27.9	26.7	23.3	2.6	2.5	2.1
Expected return on plan assets	(28.7)	(23.8)	(24.2)	—	—	—
Amortization of prior service cost	0.5	0.2	0.3	—	—	—
Amortization of actuarial (gains) losses	1.1	2.7	(0.2)	0.6	0.3	0.2

Net periodic benefit cost	$14.7	$18.7	$9.4	$3.6	$3.2	$2.7

      In addition to the above, certain of the Company’s union employees participate in multi-employer defined benefit pension plans. The total Company cost of these plans was $0.6 million in 2004, $0.5 million in 2003 and $0.4 million in 2002.

      The Company also maintains four defined contribution pension plans (excluding an employer match for the 401(k) plan). The total cost of these plans was $2.9 million in 2004, $2.5 million in 2003 and $2.9 million in 2002. This cost is not included in the above net periodic benefit cost for the defined benefit pension plans.

Assumptions

The following assumptions were used to determine the projected benefit obligations at the measurement date and the net periodic benefit cost for the year:

	Pension Benefits			Other Benefits

	2004	2003	2002	2004	2003	2002

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Rate of compensation increase	4.25%	4.25%	4.25%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.00%
Expected return on plan assets	8.25%	8.50%	9.00%	N/A	N/A	N/A
Rate of compensation increase	4.25%	4.25%	4.25%	N/A	N/A	N/A

At the beginning of each calendar year the Company determines the appropriate expected return on assets for each plan based upon its strategic asset allocation (see discussion below). In making this

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determination, the Company utilizes expected returns for each asset class based upon current market conditions and expected risk premiums for each asset class.

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	Other Benefits

	2004	2003	2002

Assumed health care cost trend rates at December 31
Health care cost trend assumed for next year	9.0%	9.0%	9.0%
Rate to which the cost trend is assumed to decline	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2014	2013	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A one-percentage-point rate change in assumed health care cost trend rates would have the following effects (in millions):

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost	$0.2	$(0.2)
Effect on postretirement benefit obligation	$3.1	$(2.6)

      On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act expanded Medicare to include coverage for prescription drugs. This legislation resulted in a reduction of $3.2 million in the Company’s benefit obligation as of July 1, 2004 and will result in a pretax benefit of approximately $0.4 million beginning in 2005.

Plan Assets

      The Company’s combined domestic and foreign pension plans weighted average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

		Percentage of
	Target	Plan Assets
	Allocation
	2005	2004	2003

Asset Category
Equity Securities	65%	71%	70%
Debt Securities & Cash	35%	27%	29%
Other	—	2%	1%

Total	100%	100%	100%

      The Company has a written investment policy and asset allocation guidelines for its domestic and foreign pension plans. In establishing these policies, the Company has considered that its various pension plans are a major retirement vehicle for most plan participants and has acted to discharge its fiduciary responsibilities with regard to the plans solely in the interest of such participants and their beneficiaries. The goal underlying the establishment of the investment policies is to provide that pension assets shall be invested in a prudent manner, and so that, together with the expected contributions to the plans, the funds will be sufficient to meet the obligations of the plans as they become due. To achieve this result, the Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific policy benchmark percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then tactically managed within these ranges. At no time may derivatives be utilized to leverage the asset portfolio.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Equity securities include Company common stock in the amounts of $17.2 million (4% of total plan assets) and $14.8 million (4% of total plan assets) at December 31, 2004 and 2003, respectively.

      The Company’s other post retirement benefits are unfunded. Therefore, no asset information is reported.

Cash Flows

Contributions

      The Company expects to contribute between $10–$25 million to its domestic, defined benefit pension plans and $2–$3 million to its foreign plans in 2005.

Estimated Future Benefit Payments

      The following domestic and foreign benefit payments, which reflect future service, as appropriate, are expected to be paid (in millions):

		Other Benefits

			Medicare
			Part D
	Pension Benefits	Gross	Subsidy	Net

2005	$22.6	$3.1	$—	$3.1
2006	$23.6	$3.2	$(0.4)	$2.8
2007	$24.6	$3.2	$(0.4)	$2.8
2008	$27.1	$3.3	$(0.4)	$2.9
2009	$27.8	$3.3	$(0.4)	$2.9
2010–2014	$174.7	$16.4	$(2.3)	$14.1

Note 12 —	Commercial Paper, Other Borrowings and Long-Term Debt

      The following table sets forth the components of the Company’s debt structure at December 31, (in millions):

	2004			2003

	Commercial			Commercial
	Paper and	Current and Long-		Paper and
	Other	Term Portion of		Other	Long-Term
	Borrowings	Debt	Total	Borrowings	Debt	Total

Balance at year end	$—	$299.0	$299.0	$—	$298.8	$298.8
Highest aggregate month-end balance	$—	$299.0	$299.0	$9.9	$298.8	$308.7
Average borrowings during the year	$—	$298.9	$298.9	$1.1	$298.7	$299.8
Weighted average interest rate:
At year end	N/A	6.48%	6.48%	N/A	6.48%	6.48%
Paid during the year	N/A	6.48%	6.48%	1.40%	6.49%	6.47%

      Interest paid related to total indebtedness totaled $20.5 million for 2004, $20.4 million in 2003, $17.6 million in 2002. The Company maintains various bank credit agreements primarily to support commercial paper borrowings. In October 2004, the company entered into a revised 5-year revolving credit

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility to replace the existing facility. Terms and conditions of the new credit facility are essentially unchanged. At December 31, 2004 the Company had total unused bank credit agreements of $200 million. The expiration date for these bank credit agreements is October 20, 2009. Borrowings under credit agreements generally are available at the prime rate or at a surcharge over the London Interbank Offered Rate (LIBOR). Annual commitment fee requirements to support availability of credit agreements at December 31, 2004 total approximately $0.2 million.

      In October 1995, the Company issued ten year non-callable notes due in 2005 at a face value of $100.0 million and fixed interest rate of 6.625%. These notes are classified as Current portion of long-term debt in the Consolidated Balance Sheet at December 31, 2004. The proceeds of the offering were $99.4 million and were used to pay down commercial paper. In May 2002, the Company issued ten year non-callable notes due in 2012 at a face value of $200.0 million and a fixed interest rate of 6.375%. The proceeds of the offering were $198.7 million and were used to pay down commercial paper borrowings which were issued to pay for the acquisition of LCA.

Note 13 —	Income Taxes

      The following table sets forth selected data with respect to the Company’s income tax provisions for the years ended December 31, (in millions):

	2004	2003	2002

Income before income taxes:
United States	$169.6	$134.3	$117.1
International	27.7	21.2	9.9

Total	$197.3	$155.5	$127.0

Provision for income taxes-current:
Federal	$19.7	$16.7	$13.5
State	2.7	2.0	2.1
International	3.1	9.3	2.5

Total provision-current	$25.5	$28.0	$18.1

Provision for income taxes-deferred:
Federal	$14.1	$12.3	$(1.3)
State	1.2	1.1	(0.1)
International	1.8	(1.0)	1.7

Total provision-deferred	$17.1	$12.4	$0.3

Total provision for income taxes	$42.6	$40.4	$18.4

      Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. Management determined that a valuation allowance in the amount of $4.7 million and $4.9 million, were required at December 31, 2004 and 2003, respectively, for the tax operating loss carryforward benefits associated with (or related to) certain international locations because it is more likely than not that some or all of the deferred tax asset will not be utilized in the future.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the deferred tax asset/(liability) at December 31, were as follows (in millions):

	2004	2003

Current tax assets/(liabilities):
Inventory	$3.9	$4.1
LIFO inventory of acquired businesses	(10.4)	(11.2)
Income tax credits	3.4	8.2
Accrued liabilities	28.2	29.1
Miscellaneous other	1.5	3.8

Total current tax asset (included in Deferred taxes and other)	$26.6	$34.0

Non-current tax assets/(liabilities):
Property, plant, and equipment	$(47.1)	$(45.3)
Pensions	7.9	15.4
Foreign operating loss carryforwards	4.7	4.9
Post-retirement and post-employment benefits	11.8	11.7
Miscellaneous other	8.4	10.2

Total non-current tax liabilities (included in Other Non-Current Liabilities)	(14.3)	(3.1)

Valuation allowance	(4.7)	(4.9)

Net deferred tax asset	$7.6	$26.0

      At December 31, 2004, income and withholding taxes have not been provided on approximately $50.1 million of undistributed international earnings that are indefinitely reinvested in international operations. If such earnings were not indefinitely reinvested, a tax liability of approximately $4.1 million would be recognized. Code Section 965(a), as added by the American Jobs Creation Act of 2004, allows for a reduced tax rate on the repatriation of dividends from controlled foreign corporations. The Company is currently evaluating the provisions of this Act.

      Cash payments of income taxes were $31.1 million in 2004, $23.4 million in 2003 and $46.1 million in 2002.

      The consolidated effective income tax rate varied from the United States federal statutory income tax rate for the years ended December 31, as follows:

	2004	2003	2002

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.3	1.3	1.3
Foreign income taxes	(1.3)	0.5	0.5
Tax-exempt income	(0.3)	(0.4)	(0.6)
Non-taxable income from Puerto Rico operations	(7.1)	(9.3)	(13.9)
IRS audit settlement	(3.8)	—	(3.9)
R & D credit refund claim	(1.5)	—	(4.5)
Other, net	(0.7)	(1.1)	0.6

Consolidated effective income tax rate	21.6%	26.0%	14.5%

      The 2004 consolidated effective income tax rate reflected the impact of tax benefits of $10.2 million recorded in connection with the closing of an IRS examination of the Company’s tax returns through 2001,

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which included refund claims for the years 1995 through 2000 related to research and development activities during these years.

Note 14 —	Financial Instruments

      Concentrations of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist of trade receivables, cash and cash equivalents and short-term investments. The Company grants credit terms in the normal course of business to its customers. Due to the diversity of its product lines, the Company has an extensive customer base including electrical distributors and wholesalers, electric utilities, equipment manufacturers, electrical contractors, telephone operating companies and retail and hardware outlets. No single unaffiliated customer accounted for more than 10% of total sales in any year during the three years ended December 31, 2004. However, the Company’s top 10 customers accounted for approximately 25% of the accounts receivable balance at December 31, 2004. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers. Bad debt write-offs have historically been minimal. The Company places its cash and cash equivalents with financial institutions and limits the amount of exposure to any one institution.

      Fair Value: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, receivables, commercial paper and bank borrowings, accounts payable and accruals approximate their fair values given the immediate or short-term nature of these items (see also Note 7 — Investments).

      The fair value of the senior notes classified as long-term debt and current portion of long-term debt was determined by reference to quoted market prices of securities with similar characteristics and approximated $325.5 million and $331.0 million at December 31, 2004 and 2003, respectively.

Note 15 — Commitments and Contingencies

Environmental and Legal

      The Company is subject to environmental laws and regulations which may require that it investigate and remediate the effects of potential contamination associated with past and present operations. The Company is also subject to various legal proceedings and claims, including those relating to workers’ compensation, product liability and environmental matters, including, for each, past production of product containing toxic substances, which have arisen in the normal course of its operations. Estimates of future liability with respect to such matters are based on an evaluation of currently available facts. Liabilities are recorded when it is probable that costs will be incurred and can be reasonably estimated. Given the nature of matters involved, it is possible that liabilities will be incurred in excess of amounts currently recorded. However, based upon available information, including the Company’s past experience, and reserves, management believes that the ultimate liability with respect to these matters is not material to the consolidated financial position, results of operations or cash flows of the Company.

Leases

      Total rental expense under operating leases was $15.8 million in 2004, $16.3 million in 2003 and $13.5 million in 2002. The minimum annual rentals on non-cancelable, long-term, operating leases in effect at December 31, 2004 are expected to approximate $7.8 million in 2005, $6.0 million in 2006, $4.6 million in 2007, $2.9 million in 2008 and $19.0 million in 2009 and thereafter.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 —	Capital Stock

      Activity in the Company’s common shares outstanding is set forth below for the three years ended December 31, 2004:

	Common Stock

	Class A	Class B

Outstanding at December 31, 2001	9,671,623	49,047,515
Exercise of stock options	—	826,460
Acquisition of shares	—	(304,441)

Outstanding at December 31, 2002	9,671,623	49,569,534

Exercise of stock options	—	1,660,560
Acquisition of shares	(181,554)	(441,459)

Outstanding at December 31, 2003	9,490,069	50,788,635

Exercise of stock options	—	1,192,235
Acquisition of shares	(139,322)	(116,742)

Outstanding at December 31, 2004	9,350,747	51,864,128

      Repurchased shares are retired when acquired and the purchase price is charged against par value and additional paid-in capital. Voting rights per share: Class A Common — twenty; Class B Common — one. In addition, the Company has 5,891,097 authorized shares of preferred stock; no preferred shares are outstanding.

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

      Shares of the Company’s common stock were reserved at December 31, 2004 as follows:

	Common Stock
			Preferred
	Class A	Class B	Stock

Exercise of outstanding stock options	—	7,320,803	—
Future grant of stock options	959,012	2,339,957	—
Exercise of stock purchase rights	—	—	61,215
Shares reserved under other equity compensation plans	2,431	300,000	—

Total	961,443	9,960,760	61,215

Note 17 —	Stock Options

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

      A table illustrating the effect on net income and earnings per share as if the Black-Scholes option pricing model had been applied to stock options is presented in Note 1.

      Stock option activity for the three years ended December 31, 2004 is set forth below:

	Number of	Option Price Per	Weighted
	Shares	Share Range	Average

Outstanding at December 31, 2001	8,233,862	$24.59-$47.13	$31.25
Granted	1,759,600	$34.12-$36.20	$36.14
Exercised	(826,460)	$26.99-$32.06	$26.70
Canceled or expired	(588,867)	$25.15-$47.13	$35.26

Outstanding at December 31, 2002	8,578,135	$25.59-$47.13	$32.45
Granted	1,036,500		$44.31
Exercised	(1,660,560)	$24.59-$41.69	$27.24
Canceled or expired	(348,681)	$24.59-$47.13	$34.53

Outstanding at December 31, 2003	7,605,394	$24.59-$47.13	$35.11
Granted	1,018,500		$47.95
Exercised	(1,192,235)	$24.59-$47.13	$29.66
Canceled or expired	(110,856)	$24.59-$47.13	$42.48

Outstanding at December 31, 2004	7,320,803	$24.59-$47.95	$37.67

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On December 31, 2004, outstanding options were comprised of 1,606,162 shares exercisable with an average remaining life of three years and an average price of $41.52 (range $32.06-$47.13); 787,841 shares exercisable with an average remaining life of six years and an average price of $25.88 (range $24.59-$27.66); 2,588,762 shares exercisable with a remaining life of eight years and an average price of $33.44 (range $27.81-$47.95); and 2,338,038 shares not vested with an average remaining life of nine years and an average price of $43.67 (range $34.12-$47.95).

Note 18 — Earnings Per Share

      The following table sets forth the computation of earnings per share for the three years ended December 31, (in millions, except per share amounts):

	2004	2003	2002

Net Income	$154.7	$115.1	$83.2

Weighted average number of common shares outstanding during the period	60.7	59.5	59.1
Potential Dilutive Shares	0.9	0.6	0.6

Average number of shares outstanding (diluted)	61.6	60.1	59.7

Earnings per share after cumulative effect of accounting change:
Basic	$2.55	$1.93	$1.40
Diluted	$2.51	$1.91	$1.38

      A portion of the total options to purchase shares of common stock outstanding were not included in the full year computation of diluted earnings per share because the effect would be anti-dilutive. The number of anti-dilutive options outstanding were 2.5 million, 4.4 million, and 2.0 million at December 31, 2004, 2003 and 2002, respectively.

Note 19 — Accumulated Other Comprehensive Income

      The following table reflects the accumulated balances of other comprehensive income (in millions):

	Minimum				Accumulated
	Pension	Cumulative	Unrealized Gain	Cash Flow	Other
	Liability	Translation	(Loss) on	Hedging	Comprehensive
	Adjustment	Adjustment	Investments	Losses	Income (Loss)

Balance at December 31, 2001	$—	$(19.3)	$—	$—	$(19.3)
Current year change	(12.4)	1.7	0.5	(1.2)	(11.4)

Balance at December 31, 2002	(12.4)	(17.6)	0.5	(1.2)	(30.7)
Current year change	8.3	11.8	(0.2)	0.1	20.0

Balance at December 31, 2003	(4.1)	(5.8)	0.3	(1.1)	(10.7)
Current year change	2.2	7.9	(0.3)	(0.6)	9.2

Balance at December 31, 2004	$(1.9)	$2.1	$—	$(1.7)	$(1.5)

Note 20 — Industry Segments and Geographic Area Information

Nature of Operations

      Hubbell Incorporated was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Hubbell manufactures and sells high quality electrical and electronic products for a broad range of

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      For management reporting and control, the Company’s businesses are divided into three operating segments: Electrical, Power, and Industrial Technology. Information regarding operating segments has been presented as required by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”. At December 31, 2004 the operating segments were comprised as follows:

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

Financial Information

      Financial information by industry segment and geographic area for the three years ended December 31, 2004, is summarized below (in millions). When reading the data the following items should be noted:

•	Net sales comprise sales to unaffiliated customers — inter-segment and inter-area sales are immaterial.

•	Segment operating income consists of net sales less operating expenses. Interest expense, and other income have not been allocated to segments.

•	General corporate assets not allocated to segments are principally cash, investments and deferred taxes.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Industry Segment Data

	2004	2003	2002

Net Sales:
Electrical	$1,476.8	$1,313.7	$1,142.5
Power	386.2	332.5	325.8
Industrial Technology	130.0	124.5	119.5

Total	$1,993.0	$1,770.7	$1,587.8

Operating Income:
Electrical	$173.4	$136.3	$112.5
Special charges, net	(16.7)	(8.1)	(12.4)
Gain on sale of business	—	—	3.0
Power	41.2	32.9	33.4
Special charges, net	—	—	(0.5)
Industrial Technology	14.7	10.8	3.3
Special charges	—	—	(0.8)

Operating income	212.6	171.9	138.5
Interest expense	(20.6)	(20.6)	(17.8)
Investment and other income, net	5.3	4.2	6.3

Income before income taxes	$197.3	$155.5	$127.0

Assets:
Electrical	$810.2	$758.3	$793.1
Power	279.4	271.5	308.4
Industrial Technology	110.3	98.2	101.5
General Corporate	442.5	371.4	207.3

Total	$1,642.4	$1,499.4	$1,410.3

Capital Expenditures:
Electrical	$28.9	$17.1	$12.4
Power	6.3	5.2	5.4
Industrial Technology	2.7	0.7	1.4
General Corporate	1.2	4.6	2.7

Total	$39.1	$27.6	$21.9

Depreciation and Amortization:
Electrical	$34.8	$37.7	$35.2
Power	10.2	11.2	11.1
Industrial Technology	2.9	2.7	2.8
General Corporate	1.0	1.0	0.7

Total	$48.9	$52.6	$49.8

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Area Data

	2004	2003	2002

Net Sales:
United States	$1,787.1	$1,590.1	$1,429.1
International	205.9	180.6	158.7

Total	$1,993.0	$1,770.7	$1,587.8

Operating Income:
United States	$193.6	$158.5	$133.4
Special charges, net	(16.7)	(8.1)	(12.2)
Gain on sale of business	—	—	3.0
International	35.7	21.5	15.8
Special charges	—	—	(1.5)

Total	$212.6	$171.9	$138.5

Property, Plant, and Equipment:
United States	$233.7	$270.0	$299.9
International	28.1	25.8	20.7

Total	$261.8	$295.8	$320.6

      On a geographic basis, the Company defines “international” as operations and subsidiaries based outside of the United States and its possessions. Sales of international units were 10% of total sales in 2004, 2003, and 2002, with Canadian and United Kingdom markets representing approximately 78% collectively of the 2004 total. Long-lived assets of international subsidiaries were 11% of the consolidated total in 2004, 9% in 2003, and 6% in 2002, with the Canadian and United Kingdom markets representing approximately 19% and 36%, respectively, of the 2004 total. Export sales directly to customers or through electric wholesalers from United States operations were $99.6 million in 2004, $93.5 million in 2003 and $85.7 million in 2002.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 —	Quarterly Financial Data (Unaudited)

      The table below sets forth summarized quarterly financial data for the years ended December 31, 2004 and 2003 (in millions, except per share amounts):

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter

2004
Net Sales	$465.2		$502.9		$525.1		$499.7
Gross Profit	$132.7	(1)	$140.2	(1)	$147.4	(1)	$141.5	(1)
Net Income	$34.0	(1)	$31.4	(1)	$41.5	(1)	$47.8	(1)(2)
Earnings Per Share — Basic:	$0.56		$0.52		$0.68		$0.78
Earnings Per Share — Diluted:	$0.56		$0.51		$0.67		$0.77
2003
Net Sales	$419.4		$449.3		$457.3		$444.7
Gross Profit	$109.7		$115.7	(3)	$128.2		$127.9	(3)
Net Income	$21.7	(3)	$24.2	(3)	$34.4	(3)	$34.8	(3)
Earnings Per Share — Basic:	$0.37		$0.41		$0.57		$0.58
Earnings Per Share — Diluted:	$0.36		$0.40		$0.57		$0.57

(1)	In the first, second, third and fourth quarters of 2004, Net Income included $0.8 million, $6.9 million, $1.5 million and $1.8 million of special charges, respectively. These charges relate to both the integration of the Company’s lighting operations following the acquisition of LCA and consolidation actions within the wiring device business. All special charges relate to the Electrical Segment. Included in the amounts above are product rationalization costs which are classified as Cost of goods sold and for the first, second and third quarters of 2004 are $0.2 million, $0.9 million and $0.2 million, respectively, thereby reducing Gross Profit on a pretax basis.

(2)	Net income in the fourth quarter of 2004 included a tax benefit of $10.2 million related to the completion of IRS examinations for years through 2001.

(3)	In the first, second, third and fourth quarters of 2003, Net Income included $0.7 million, $4.1 million, $(0.1) million and $0.3 million of special charges (credits), respectively, related to integrating the Company’s combined lighting operations. A portion of the second quarter charge, $1.8 million pretax, and all of the fourth quarter charge, $0.6 million pretax, relate to product rationalization costs which are classified in Cost of goods sold, thereby reducing Gross Profit on a pretax basis.

Note 22 — Guarantees

      The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (FIN 45) for guarantees issued after December 31, 2002, the Company records a liability equal to the fair value of guarantees in the Consolidated Balance Sheet.

      The Company may extend certain financial guarantees to third parties, the most common of which are performance bonds and bid bonds. As of December 31, 2004 and 2003 the fair value and maximum potential payment related to the Company’s guarantees were not material. The Company may enter into various hedging instruments which are subject to disclosure in accordance with FIN 45. As of December 31, 2004 the

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company had nine individual forward exchange contracts outstanding each for the purchase of $1.0 million U.S. dollars which expire ratably each month through September 2005. These contracts were entered into in order to hedge the exposure to fluctuating rates of exchange on anticipated inventory purchases. These contracts have been designated as cash flow hedges in accordance with SFAS No. 133.

      The Company offers a product warranty which covers defects on most of its products. These warranties apply only to products that are properly used for their intended purpose, installed correctly, and properly maintained. The Company generally accrues estimated warranty costs at the time of sale. Estimated warranty expenses are based upon historical information such as past experience, product failure rates, or the number of units repaired. Adjustments are made to the product warranty accrual as claims are incurred or as historical experience indicates. The liability is reviewed for reasonableness on a quarterly basis and may be adjusted as additional information regarding expected warranty costs become known. Changes in the accrual for product warranties in 2004 are set forth below (in millions):

Balance at December 31, 2003	$4.9
Current year provision	1.8
Expenditures	(2.7)

Balance at December 31, 2004	$4.0

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Not applicable.

Item 9A.	Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

      The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f), as of the end of the period covered by this report on Form 10-K. Based upon that evaluation, each of the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information (including consolidated subsidiaries) required to be included in Exchange Act reports.

      Changes in Internal Controls — In the fourth quarter of 2004, the Company implemented its first phase of a multi-year program to implement a fully integrated suite of SAP application software. As of December 31, 2004, the Company’s wiring systems business and corporate accounting function are using the new system. The implementation has involved changes to certain internal controls over financial reporting. The Company has reviewed each system as it is being implemented and the controls affected by the new systems and made appropriate changes to affected internal controls as necessary. These controls were included in the Company’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2004, which is included under “Management’s Report on Internal Control over Financial Reporting” in the “Report of Management” on page 38.

Item 9B.	Other Information Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant(1)

      The Company’s Chief Executive Officer made the annual certification required by Section 303A.12 of the NYSE Company Manual on May 14, 2004. The Company has filed with the Securities and Exchange Commission as exhibits to this Form 10-K the Sarbanes Oxley Act Section 302 Certifications of its Chief Executive Officer and Interim Chief Financial Officer relating to the quality of its public disclosure.

Item 11.	Executive Compensation(2)

Item 12.	Security Ownership of Certain Beneficial Owners and Management(2)

Item 13.	Certain Relationships and Related Transactions(2)

Item 14.	Principal Accountant Fees and Services(2)

(1)	The information required by this item regarding executive officers is included on page 10 of this Form 10-K and the remaining required information is incorporated by reference to the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 2, 2005.

(2)	The information required by this item is incorporated by reference to the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 2, 2005.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

1.	Financial Statements and Schedule

      Financial statements and schedule listed in the Index to Financial Statements and Schedule appearing on Page 37 are filed as part of this Annual Report on Form 10-K.

2.	Exhibits

Number	Description

3a	Restated Certificate of Incorporation, as amended and restated as of September 23, 2003. (1) Exhibit 3a of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2003, and filed on November 10, 2003, is incorporated by reference; and (2) Exhibit 1 of the registrant’s reports on Form 8-A and 8-K, both dated and filed on December 17, 1998, are incorporated by reference.
3b	By-Laws, Hubbell Incorporated, as amended on June 4, 2003. Exhibit 3b of the registrant’s report on Form 10-Q for the second quarter (ended June 30, 2003), 2003, and filed August 12, 2003, is incorporated by reference.
3c	Rights Agreement, dated as of December 9, 1998, between Hubbell Incorporated and ChaseMellon Shareholder Services, L.L.C. as Rights Agent is incorporated by reference to Exhibit 1 to the registrant’s Registration Statement on Form 8-A and Form 8-K, both dated and filed on December 17, 1998. Exhibit 3(c), being an Amendment to Rights Agreement, of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 1999, and filed on November 12, 1999, is incorporated by reference.
4a	Instruments with respect to the 1996 issue of long-term debt have not been filed as exhibits to this Annual Report on Form 10-K as the authorized principal amount on such issue does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis; registrant agrees to furnish a copy of each such instruments to the Commission upon request.
4b	Senior Indenture, dated as of September 15, 1995, between Hubbell Incorporated and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank and Chemical Bank), as trustee. Exhibit 4a of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
4c	Specimen Certificate of 6.375% Notes due 2012. Exhibit 4b of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
4d	Specimen Certificate of registered 6.37% Notes due 2010. Exhibit 4c of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
4e	Registration Rights Agreement, dated as of May 15, 2002, among Hubbell Incorporated and J.P. Morgan Securities, Inc., BNY Capital Markets, Inc., Deutsche Bank Securities Inc., First Union Securities, Inc., Morgan Stanley & Co. Incorporated and Salomon Smith Barney Inc. as the Initial Purchasers. Exhibit 4d of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
10a†	Hubbell Incorporated Supplemental Executive Retirement Plan, as amended and restated effective June 7, 2001. Exhibit 10a of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2001, filed August 9, 2001, is incorporated by reference.
10b(1)†	Hubbell Incorporated Stock Option Plan for Key Employees, as amended and restated effective May 5, 2003. (i) Exhibit 10b(1) of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2003, filed August 12, 2003, is incorporated by reference; (ii) Amendment, dated June 9, 2004, filed as Exhibit 10ee of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2004, filed August 5, 2004, is incorporated by reference.

Number	Description

10bb	Credit Agreement, dated as of October 20, 2004, by and among Hubbell Incorporated, JPMorgan Chase bank as administrative agent and lender, other Lenders party thereto from time to time, Citibank, N.A., Fleet National Bank and Wachovia Bank, National Association as Syndication Agents, and J.P. Morgan Securities Inc., as Arranger and Bookrunner. Exhibit 99.1 of the registrant’s report on Form 8-K, filed October 21, 2004, is incorporated by reference.
10c†	Description of the Hubbell Incorporated, Post Retirement Death Benefit Plan for Participants in the Supplemental Executive Retirement Plan, as amended effective May 1, 1993. Exhibit 10c of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 1993, filed on August 12, 1993, is incorporated by reference.
10f	Hubbell Incorporated Deferred Compensation Plan for Directors, as amended and restated effective December 3, 2002. Exhibit 4(b) of the registrant’s Form S-8 Registration Statement, filed December 19, 2002, is incorporated by reference.
10h	Hubbell Incorporated Key Man Supplemental Medical Insurance, as amended and restated effective December 9, 1986. Exhibit 10h of the registrant’s report on Form 10-K for the year 1987, filed on March 25, 1988, is incorporated by reference.
10i	Hubbell Incorporated Retirement Plan for Directors, as amended and restated effective December 3, 2002. Exhibit 10i of the registrant’s report on Form 10-K for the year 2002, filed March 24, 2003, is incorporated by reference.
10o†	Hubbell Incorporated Policy for Providing Severance Payments to Key Managers, as amended and restated effective September 9, 1993. Exhibit 10o of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 1993, filed on November 10, 1993, is incorporated by reference.
10p†	Hubbell Incorporated Senior Executive Incentive Compensation Plan, effective January 1, 1996. Exhibit C of the registrant’s proxy statement, dated March 22, 1996 and filed on March 27, 1996, is incorporated by reference.
10t†	Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and Timothy H. Powers. Exhibit 10t of the registrant’s report on Form 10-K for the year 1999, filed March 27, 2000, is incorporated by reference.
10u†	Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and Richard W. Davies. Exhibit 10u of the registrant’s report on Form 10-K for the year 1999, filed March 27, 2000, is incorporated by reference.
10v†	Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and James H. Biggart. Exhibit 10v of the registrant’s report on Form 10-K for the year 1999, filed March 27, 2000, is incorporated by reference.
10w†	Hubbell Incorporated Top Hat Restoration Plan, as amended effective June 6, 2002. Exhibit 10w of the registrant’s report on Form 10-Q for the second quarter (ended June 30), filed August 12, 2002, is incorporated by reference.
10x†	Termination Agreement and General Release, dated as of October 21, 2001, between Hubbell Incorporated and Harry B. Rowell, Jr., Exhibit 10x of the registrant’s report on Form 10-K for the year 2001, filed March 19, 2002, is incorporated by reference.
10y†	The retirement arrangement with G. Jackson Ratcliffe is incorporated by reference to the registrant’s proxy Statements:(i), dated March 27, 2002 as set forth under the heading “Employment Agreements/ Retirement Arrangements”, (ii) dated March 15, 2004 as set forth under the heading “Matters Relating to Directors and Shareholders”, and (iii) to be filed with respect to the annual meeting of shareholders to be held on May 2, 2005 as set forth under the heading “Matters Relating to Directors and Shareholders”.
10z†	Hubbell Incorporated Incentive Compensation Plan, adopted effective January 1, 2002. Exhibit 10z of the registrant’s report on Form 10-K for the year 2001, filed on March 19, 2002, is incorporated by reference.

Number	Description

10aa†	Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and W. Robert Murphy. Exhibit 10aa of the registrant’s report on Form 10-K for the year 2002, filed March 24, 2003, is incorporated by reference.
10cc†	Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and Gary N. Amato. Exhibit 10cc of the registrant’s report on Form 10-K for the year 2002, filed March 24, 2003, is incorporated by reference.
10dd†	Employment Agreement, dated as of April 1, 2000, between Progress Lighting Inc. and Scott H. Muse. Exhibit 10dd of the registrant’s report on Form 10-K for the year 2003, filed March 5, 2004, is incorporated by reference.
21*	Listing of significant subsidiaries.
23*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b) (31) of Regulation S-K, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Interim Chief Financial Officer Pursuant to Item 601(b) (31) of Regulation S-K, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Interim Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	This exhibit constitutes a management contract, compensatory plan, or arrangement

*	Filed hereunder

HUBBELL INCORPORATED

By /s/ G. F. COVINO

G. F. Covino
Corporate Controller and
Interim Chief Financial Officer

Date: March 9, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Title	Date

By	/s/ T. H. POWERS T. H. Powers	Chairman of the Board, President and Chief Executive Officer and Director	2/18/05

By	/s/ G. F. COVINO G. F. Covino	Corporate Controller and Interim Chief Financial Officer	2/18/05

By	/s/ E. R. BROOKS E. R. Brooks	Director	2/18/05

By	/s/ G. W. EDWARDS, JR G. W. Edwards, Jr	Director	2/18/05

By	/s/ J. S. HOFFMAN J. S. Hoffman	Director	2/18/05

By	/s/ A. MCNALLY IV A. McNally IV	Director	2/18/05

By	/s/ D. J. MEYER D. J. Meyer	Director	2/18/05

By	/s/ G. J. RATCLIFFE G. J. Ratcliffe	Director	2/18/05

By	/s/ R. J. SWIFT R. J. Swift	Director	2/18/05

By	/s/ D. S. VAN RIPER D. S. Van Riper	Director	2/18/05

By	/s/ M. WALLOP M. Wallop	Director	2/18/05

Schedule II

HUBBELL INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

      Reserves deducted in the balance sheet from the assets to which they apply (in millions):

		Additions/
		Reversals
	Balance at	Charged to	Acquisitions/		Balance
	Beginning	Costs and	Disposition		at End
	of Year	Expenses	of Businesses	Deductions	of Year

Allowances for doubtful accounts receivable:
Year 2002	$7.4	$4.2	$3.0	$(2.3)	$12.3
Year 2003	$12.3	$1.8	$—	$(2.5)	$11.6
Year 2004	$11.6	$(2.9)	$—	$(2.6)	$6.1
Allowances for excess/obsolete inventory:
Year 2002	$26.0	$15.6 *	$13.8	$(10.6)	$44.8
Year 2003	$44.8	$11.1 *	$—	$(21.7)	$34.2
Year 2004	$34.2	$4.7 *	$—	$(16.8)	$22.1
Valuation allowance on deferred tax assets:
Year 2002	$—	$4.0	$—	$—	$4.0
Year 2003	$4.0	$0.9	$—	$—	$4.9
Year 2004	$4.9	$—	$—	$(0.2)	$4.7

*	Includes the cost of product line discontinuances of $1.3 million, $2.4 million and $5.4 million in 2004, 2003 and 2002, respectively.