Form 10-Q
period 2005-03-31
HUBBELL INC
filed 2005-05-06
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of May 2, 2005 were 9,347,547 and 52,243,781, respectively.

HUBBELL INCORPORATED

Page
Part I Financial Information
Item 1. Financial Statements – (unaudited)
Consolidated Statement of Income – Three months ended March 31, 2005 and 2004	3
Consolidated Balance Sheet – March 31, 2005 and December 31, 2004	4
Consolidated Statement of Cash Flows – Three months ended March 31, 2005 and 2004	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
Part II Other Information
Item 1. Legal Proceedings	N/A
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	24
Item 3. Defaults upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of Security Holders	N/A
Item 5. Other Information	N/A
Item 6. Exhibits	24
Signatures	27
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

HUBBELL INCORPORATED

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statement of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31
	2005	2004
Net sales	$487.6	$465.2
Cost of goods sold	350.9	332.5

Gross profit	136.7	132.7
Selling & administrative expenses	92.4	80.4
Special charges	1.9	1.2

Operating income	42.4	51.1
Other income (expense):
Investment income	2.3	1.2
Interest expense	(5.1)	(5.1)
Other income, net	0.1	—

Total other income (expense)	(2.7)	(3.9)

Income before income taxes	39.7	47.2
Provision for income taxes	10.9	13.2

Net Income	$28.8	$34.0

Earnings Per Share-Basic	$0.47	$0.56

Earnings Per Share-Diluted	$0.46	$0.56

Average number of common shares outstanding – Diluted	62.7	61.2

Cash Dividends Per Common Share	$0.33	$0.33

See notes to consolidated financial statements.

HUBBELL INCORPORATED

Consolidated Balance Sheet
(in millions)

	(unaudited)	(unaudited)
	March 31, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$118.2	$125.9
Short-term investments	198.2	215.6
Accounts receivable, net	299.7	288.5
Inventories, net	232.3	216.1
Deferred taxes and other	44.7	46.3

Total current assets	893.1	892.4

Property, Plant, and Equipment, net	261.5	261.8

Other Assets
Investments	64.0	65.7
Goodwill	325.1	326.6
Intangible assets and other	99.5	95.9

Total other assets	488.6	488.2

Total Assets	$1,643.2	$1,642.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$100.0	$99.9
Accounts payable	124.4	132.1
Accrued salaries, wages and employee benefits	34.9	46.8
Accrued income taxes	30.7	24.4
Dividends payable	20.3	20.2
Other accrued liabilities	78.6	85.9

Total current liabilities	388.9	409.3

Long-Term Debt	199.1	199.1
Other Non-Current Liabilities	90.1	89.7

Total liabilities	678.1	698.1
Commitments and contingencies
Shareholders’ Equity	965.1	944.3

Total Liabilities and Shareholders’ Equity	$1,643.2	$1,642.4

     See notes to consolidated financial statements.

HUBBELL INCORPORATED

Consolidated Statement of Cash Flows
(unaudited)
(in millions)

	Three Months Ended
	March 31
	2005	2004
Cash flows from Operating Activities
Net income	$28.8	$34.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12.0	13.1
Deferred income taxes	—	0.3
Non-cash special charges	—	0.2
Changes in assets and liabilities:
(Increase) in accounts receivable	(9.8)	(39.2)
(Increase) in inventories	(13.9)	(6.9)
Decrease in other current assets	1.8	2.6
Increase (decrease) in accounts payable	(7.9)	12.1
Increase (decrease) in other current operating liabilities	(15.3)	8.1
Other, net	2.9	0.9

Net cash provided by (used in) operating activities	(1.4)	25.2

Cash flows from Investing Activities
Acquisition of business, net of cash acquired	(5.5)	—
Capital expenditures	(13.0)	(6.8)
Purchases of available-for-sale investments	(69.0)	(51.3)
Proceeds from sale of available-for-sale investments	87.9	18.1
Other, net	1.5	1.6

Net cash provided by (used in) investing activities	1.9	(38.4)

Cash flows from Financing Activities
Payment of dividends	(20.2)	(19.9)
Proceeds from exercise of stock options	12.3	3.7
Acquisition of common shares	—	(2.4)

Net cash used in financing activities	(7.9)	(18.6)

Effect of exchange rate changes on cash	(0.3)	—

Decrease in cash and cash equivalents	(7.7)	(31.8)
Cash and cash equivalents
Beginning of period	125.9	104.2

End of period	$118.2	$72.4

See notes to consolidated financial statements.

HUBBELL INCORPORATED

Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, or “registrant”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

     The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

     Auction rate securities are classified as Short-term investments in the Consolidated Balance Sheet and, accordingly, related purchases and sales have been classified as available-for-sale securities in the Consolidated Statement of Cash Flows. Auction rate securities were classified as Cash and cash equivalents as of March 31, 2004. Classification of prior year amounts in the Consolidated Statement of Cash Flows has been revised to conform to the current year presentation.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2004.

Recently Issued Accounting Standards

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), “Share-Based Payment” (“SFAS No. 123 (R)”). SFAS No. 123(R), which requires expensing of stock options and other share-based payments, replaces FASB’s earlier SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date of SFAS No. 123(R) for public companies until fiscal years beginning after June 15, 2005. Accordingly, the Company expects to adopt the standard on January 1, 2006. This standard will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost will be recognized over the vesting period. The Company anticipates that the quarterly charge to income for expensing stock options will be similar to the amount disclosed in Note 3 – Stock-Based Compensation in the Notes to Consolidated Financial Statements included herein.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). The purpose of this statement is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement was issued as a result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (“IASB”) toward development of a single set of high-quality accounting standards. This statement is applicable for fiscal years beginning after June 15, 2005. The Company does not anticipate that this standard will have a material effect on its financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”). SFAS No. 153 represents an amendment of APB No. 29, “Accounting for Nonmonetary Transactions,” and was addressed as part of the FASB’s short-term convergence project with the IASB. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate that this standard will have a significant effect on its financial position, results of operations or cash flows.

     In October 2004, Congress passed the American Jobs Creation Act of 2004 (the “Act”). The Act raises a number of issues with regard to accounting for income taxes including (1) the accounting for the one-time tax benefit on the repatriation of foreign earnings and (2) the deduction for qualified domestic production activities. The Company does not anticipate a material impact on consolidated results of operations as a result of the Act.

     In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143”. FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”. The term refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the Company’s control. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company is currently evaluating the impact, if any, that the interpretation will have on financial position, results of operations or cash flows and plans to adopt prior to December 31, 2005.

2. Business Acquisition

     In January 2005, the Company, through a wholly-owned subsidiary, completed the purchase of certain assets and assumption of certain liabilities of the foundation anchoring business ( hereinafter referred to as “Atlas”) of Atlas Systems, Inc. for $5.5 million in cash, including fees and expenses and net of cash acquired. Atlas is a designer and manufacturer of helical and push pier anchors which are sold to dealers and installers throughout the U.S.  Atlas compliments the product offering of the Company’s Power Segment and is expected to add approximately $8-$10 million in annual net sales. The net assets acquired in this transaction were $3.3 million. In total, $2.2 million of the purchase price has been allocated to identifiable intangible assets consisting primarily of tradenames and a non-compete agreement and will be amortized over useful lives of 30 years and 3 years, respectively.

3. Stock-Based Compensation

     The Company accounts for employee stock option and performance plans using the intrinsic value based method of accounting for such plans in accordance with APB Opinion No. 25 where compensation expense per option granted is measured as the excess, if any, of the quoted market price of the Company’s stock at the measurement date over the exercise price.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” for stock options for the three months ended March 31, 2005 and 2004 (in millions, except per share amounts):

	Three Months Ended
	March 31
	2005	2004
Net income, as reported	$28.8	$34.0
Deduct: Stock-based employee compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(1.6)	(1.5)

Pro forma Net income	$27.2	$32.5

Earnings per share:
Basic — as reported	$0.47	$0.56
Basic — pro forma	$0.44	$0.54
Diluted — as reported	$0.46	$0.56
Diluted — pro forma	$0.44	$0.53

4. Inventories

     Inventories are comprised of the following (in millions):

	March 31,	December 31,
	2005	2004
Raw Material	$78.6	$77.9
Work-in-Process	47.2	49.7
Finished Goods	154.2	136.2

	280.0	263.8
Excess of FIFO costs over LIFO cost basis	(47.7)	(47.7)

Total	$232.3	$216.1

5. Earnings Per Share

     The following table sets forth the computation of earnings per share for the three months ended March 31, 2005 and 2004 (in millions, except per share amounts):

	Three Months Ended
	March 31
	2005	2004
Net income	$28.8	$34.0

Weighted average number of common shares outstanding-Basic	61.5	60.3
Potential dilutive shares	1.2	0.9

Average number of shares outstanding — Diluted	62.7	61.2

Earnings per share — Basic	$0.47	$0.56

Earnings per share — Diluted	$0.46	$0.56

     Options to purchase shares of common stock are not included in the computation of diluted earnings per share when the effect would be anti-dilutive. For the quarter ended March 31, 2005 there were no anti-dilutive options outstanding. For the quarter ended March 31, 2004, there were 2.1 million anti-dilutive options outstanding.

6. Goodwill and Other Intangible Assets

     Changes in the carrying amount of goodwill for the three months ended March 31, 2005, by segment, were as follows (in millions):

	Segment
			Industrial
	Electrical	Power	Technology	Total
Balance December 31, 2004	$172.3	$112.7	$41.6	$326.6
Translation adjustments	(1.5)	—	—	(1.5)

Balance March 31, 2005	$170.8	$112.7	$41.6	$325.1

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

     Identifiable intangible assets are recorded in “Intangible assets and other” in the Consolidated Balance Sheet and at March 31, 2005 include approximately $21.5 million of indefinite-lived intangible assets not subject to amortization and $12.7 million of intangibles with definite lives that are being amortized and are presented net of accumulated amortization of $3.2 million. Amortization expense is expected to be approximately $1.1 million per year over the next five years. Indefinite-lived intangible assets primarily represent trade names, while definite-lived intangible assets primarily represent trademarks and patents. In conjunction with the purchase accounting of Atlas, the Company assigned a value to definite-lived intangible assets totaling $2.2 million. These amounts are included in the totals above.

7. Shareholders’ Equity

     Shareholders’ equity is comprised of the following (in millions, except share and per share amounts):

	March 31,	December 31,
	2005	2004
Common stock, $.01 par value:
Class A-authorized 50,000,000 shares; Outstanding 9,350,747 shares	$0.1	$0.1
Class B-authorized 150,000,000 shares; Outstanding 52,246,706 and 51,864,128 shares	0.5	0.5
Additional paid-in capital	295.7	280.7
Retained earnings	673.0	664.5
Accumulated other comprehensive income (loss):
Pension liability adjustment	(1.9)	(1.9)
Cumulative translation adjustment	(0.8)	2.1
Cash flow hedge loss	(1.4)	(1.7)
Unrealized loss on investments	(0.1)	—

Total Accumulated other comprehensive loss	(4.2)	(1.5)

Total Shareholders’ equity	$965.1	$944.3

8. Special Charges

     Special charges in the first quarter of 2005 and 2004 reflect pretax expenses of $1.9 million and $1.4 million, respectively, related to the ongoing lighting business integration program (the “Program”). Of the total 2004 amount, $0.2 million of inventory write-downs were recorded in Cost of goods sold in the Consolidated Statement of Income.

     The Company’s ongoing streamlining and integration activities currently consist of the following programs:

     Lighting Business Integration Program

     The Program was initiated in 2002 following the Company’s acquisition of Lighting Corporation of America (“LCA”) and relates to both the integration and rationalization of the Company’s acquired and legacy lighting operations.

     The 2005 first quarter special charge primarily consisted of $0.9 million of severance costs related to the consolidation of manufacturing, sales and administrative functions occurring throughout the commercial and industrial lighting business and $1.0 million related to facility exit costs in connection with the consolidation of office functions and transition of the manufacturing and assembly of commercial lighting fixture products to low cost countries. In total, a reduction of approximately 520 employees is expected as a result of these actions, of which approximately 450 had left the Company as of March 31, 2005. A portion of the severance costs were recorded based upon the affected employees’ remaining service period following announcement of the programs.

     The 2004 special charge primarily consisted of cash expenditures for severance and other facility closure costs in connection with the transition of the manufacturing and assembly of commercial lighting fixture products to a low cost country.

     Closure of a Wiring Device Factory

     In 2004, the Company recorded pretax special charges in connection with the closure of a wiring device factory in Puerto Rico. The factory is expected to close by the end of the second quarter of 2005. Included in the 2004 special charge were severance costs of $2.0 million, of which $1.5 million has not been spent as of March 31, 2005. Approximately 220 employees were affected by this closure of which approximately 68 have left the Company as of March 31, 2005. In addition, the 2004 charge included $0.3 million of facility related exit costs which have not been spent as of March 31, 2005.

     The following table sets forth activity with respect to special charges recorded for the three months ended March 31, 2005 and the status of amounts accrued at March 31, 2005 (in millions):

	Accrued			Accrued
	Balance at	2005	2005 Cash	Balance at
	December 31, 2004	Provision	Expenditures	March 31, 2005
Lighting Business Integration Program:
Employee termination costs	$1.3	$0.9	$(0.7)	$1.5
Exit and integration costs	—	1.0	(1.0)	—

	1.3	1.9	(1.7)	1.5

Wiring Device Factory Closure:
Employee termination costs	1.7	—	(0.2)	1.5
Other exit costs	0.3	—	—	0.3

	2.0	—	(0.2)	1.8

Total	$3.3	$1.9	$(1.9)	$3.3

     A detailed description of the business objectives associated with these programs is included in “Special Charges” within Management’s Discussion and Analysis.

9. Comprehensive Income:

     Total comprehensive income and its components are as follows (in millions):

	Three Months Ended
	March 31
	2005	2004
Net income	$28.8	$34.0
Foreign currency translation adjustments	(2.9)	1.0
Unrealized gain (loss) on investments	(0.1)	0.2
Cash flow hedge net gain (loss)	0.3	—

Comprehensive income	$26.1	$35.2

10. Segment Information

     The following table sets forth financial information by business segment (in millions):

	Three Months Ended
	March 31
	2005	2004
Net Sales:
Electrical	$353.4	$345.3
Power	98.7	87.8
Industrial Technology	35.5	32.1

Total Net Sales	$487.6	$465.2

Operating Income:
Electrical	$33.3	$38.6
Special charges	(1.9)	(1.4)

Total Electrical	31.4	37.2
Power	10.7	10.5
Industrial Technology	4.9	3.4

Subtotal	47.0	51.1
Unusual item	(4.6)	—

Total Operating Income	42.4	51.1
Other income (expense), net	(2.7)	(3.9)

Income before income taxes	$39.7	$47.2

     The unusual item of $4.6 million, pretax, represents transactional expenses consisting of legal, accounting and consulting fees incurred in support of the Company’s strategic growth initiatives. These costs are included in selling and administrative expenses and are not allocated to any one business segment for management reporting purposes.

11. Net Periodic Benefit Cost

     The following table sets forth the components of pension and other benefit costs for the three months ended March 31, 2005 and 2004 (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31		March 31
	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$3.9	$3.6	$0.1	$0.1
Interest cost	7.1	6.9	0.5	0.7
Expected return on plan assets	(8.2)	(7.3)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Amortization of actuarial losses	0.4	0.3	0.1	0.1

Net periodic benefit cost	$3.3	$3.6	$0.7	$0.9

     Employer Contribution

     The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute between $10-$25 million to its domestic, defined benefit pension plans and $2-$3 million to its international plans in 2005. As of March 31, 2005 no significant contributions have been made to these plans. However, in April 2005, $10 million was contributed to these plans.

12. Guarantees

     The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”) for guarantees issued after December 31, 2002, the Company records a liability equal to the fair value of guarantees in the Consolidated Balance Sheet.

     The Company may extend certain financial guarantees to third parties, the most common of which are performance bonds and bid bonds. As of March 31, 2005 the fair value and maximum potential payment related to the Company’s guarantees were not material. The Company may enter into various hedging instruments which are subject to disclosure in accordance with FIN 45. As of March 31, 2005, the Company had six individual forward exchange contracts outstanding each for the purchase of $1.0 million U.S. dollars which expire ratably each month through September 2005. These contracts were entered into in order to hedge the exposure to fluctuating rates of exchange on inventory purchases. These contracts have been designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

     The Company offers a product warranty which covers defects on most of its products. These warranties primarily apply to products that are properly used for their intended purpose, installed correctly, and properly maintained. The Company generally accrues estimated warranty costs at the time of sale. Estimated warranty expenses are based upon historical information such as past experience, product failure rates, or the number of units to be repaired. Adjustments are made to the product warranty cost accrual as claims are incurred or as historical experience indicates. The product warranty cost accrual is reviewed for reasonableness on a quarterly basis and is adjusted as additional information regarding expected warranty costs become known. Changes in the accrual for product warranties in the first three months of 2005 are set forth below (in millions):

Balance at December 31, 2004	$4.0
Current period provision	0.2
Expenditures	(0.4)

Balance at March 31, 2005	$3.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND SUMMARY OF BUSINESS STRATEGY

Overview

     In the first quarter of 2005, net sales increased by 4.8% compared with the first quarter of 2004 with year-over-year increases reported in all of our major businesses. A substantial majority of the year-over-year increase is due to the carryover effect of selling price increases implemented throughout 2004. Unit volume of product shipments was approximately even with the volume of shipments in the prior year.

     During 2004 and continuing into the first quarter of 2005, many of the business units within each segment announced and implemented selling price increases. These announcements were a result of significant increases in the cost of materials and components used in our products such as steel, copper, aluminum, zinc, bronze and lighting ballasts. In addition, higher energy related costs also negatively impacted transportation and utility costs. Many of our businesses have been successful at realizing these price increases while other businesses have encountered more resistance in the market to pricing adjustments, particularly within the Electrical segment. Both our Power and Industrial Technology segments experienced higher sales as a result of a combination of higher shipments and increased prices.

     The ongoing recovery in the general economy had little effect on our level of customer orders in the first quarter of 2005. The pace of recovery within our served markets, particularly in non-residential construction markets, continues to be slow. Poor weather throughout much of the U.S. in the first quarter of the year contributed to a lack of construction spending. The utility market continued to show signs of recovery as utility capital and maintenance, repair, and operations (“MRO”) spending increased. The residential markets are stable following their peaks last year, although they are expected to decline due, in part, to rising interest rates. We expect a majority of our served markets to improve in the second half of the year with the exception of the residential market.

     Operating income decreased and operating margin declined by approximately two percentage points year-over-year in 2005 versus 2004. The lower operating margin was primarily due to the effect of increased raw material, energy and freight costs not fully offset by selling price increases, unabsorbed manufacturing costs as a result of lower volume, and higher selling and administrative costs. Although selling price increases have been enacted to cover a majority of the cost increases, certain of the actions have only recently become effective and will only begin to offset higher costs in future quarters. Additionally, not all announced price increases are being realized due to the level of marketplace competitiveness. Part of the increase in administrative expenses in the first quarter was due to the recording of an unusual item of $4.6 million, pretax, for transactional expenses consisting of legal, accounting and consulting fees incurred in support of our strategic growth initiatives.

Summary of Business Strategy

     Our business strategy continues to incorporate the following objectives:

•	Transformation of business processes. The Company has committed to applying lean process improvement techniques throughout the enterprise to eliminate waste, improve efficiency and create speed and certainty in decision making. We are now in our fourth year of a long-term project to implement lean initiatives throughout the Company. We have been successful at transforming major areas of our factories, warehouses and offices. As a result, we have reduced inventories and floor space, and generated productivity gains in our processes.

•	Working capital efficiency. We continue to focus on improving our working capital efficiency. Working capital efficiency is principally measured as the percentage of trade working capital (inventory, plus accounts receivable, less accounts payable) divided by annual net sales. In the first quarter of 2005, average trade working capital as a percentage of sales rose to 20.9% versus 19.7% in 2004. However, we expect this measure to trend downward for the remainder of 2005. Inventory reduction continues to be our largest area of focus to improve working capital efficiency and we continue to see opportunity to further reduce inventory days. During the first quarter of 2005, average inventory days supply on-hand of 58 days was unchanged from the prior year first quarter. Accounts receivable days outstanding increased to approximately 55 days in the first quarter of 2005 compared to 52 days in the first quarter of 2004 primarily due to the timing of receipts from several large customers as well as process inefficiencies related to our new business system. See the further discussion under Cash Flow on page 19.

•	Lighting integration and cost reduction. We continue to execute a multi-year program to integrate and streamline our lighting business following the acquisition of LCA in 2002. Actions include facility consolidations, workforce reductions and product rationalizations. Integral to this initiative is increased product and component sourcing from low cost countries. Annualized savings from these actions are expected to range from $20-$30 million, pretax, when fully implemented in 2007. Approximately $5-$7 million of these pretax savings were realized in 2004. Savings are expected to primarily be realized in the form of higher manufacturing productivity and lower administrative costs in the affected lighting businesses. However, a portion of these savings has been and will be used to offset cost increases and other competitive pressures as opposed to adding directly to the profitability of the Electrical segment. Also see the discussion under “Outlook” included in this Management’s Discussion and Analysis. The cost of certain actions may not be recorded as Special charges, but rather included in Cost of goods sold or S&A expenses in the Consolidated Statement of Income.

•	Global sourcing. We continue to focus on expanding our global product and component sourcing and supplier cost reduction program. We continue to consolidate suppliers, utilize reverse auctions, and partner with vendors to shorten lead times, improve quality and delivery and reduce costs. Approximately 20% of the total value of procured material is currently sourced from low cost countries and we expect to increase this amount over the next several years.

•	Acquisitions in our core markets. We continue to seek prospective acquisitions that would enhance our core electrical component businesses — wiring systems, lighting fixtures and controls, rough-in electrical products, and utility products. Our ability to finance substantial growth continues to strengthen. In the first quarter of 2005, we completed one small business acquisition in the Power segment.

•	Common, enterprise-wide information system. A multi-year program is underway to provide a state-of-the-art information system to meet the needs of our business. SAP software will be installed across all businesses in a series of staged implementations over the next two years. The first implementation took place in the fourth quarter of 2004. The enterprise-wide business system is expected to provide several benefits:

— Standardization of business processes and information with improved analysis of business drivers and operational performance.

— Common, standardized interfaces with our customers and suppliers.

— Improved support of our cost reduction and process improvement initiatives.

— Rapid integration of acquired businesses.

     In connection with this program, we expensed approximately $2.2 million and $2.9 million in the first three months of 2005 and 2004, respectively, primarily related to implementation consulting costs. In the first three months of 2005 and 2004, we capitalized $4.6 million and $0.6 million, respectively, of costs (recorded in “Intangible assets and other” in the Consolidated Balance Sheet) associated with the program. Management estimates 2005 expenses associated with this program will be in a range of $10-$12 million, pretax, with an additional $10-$12 million of cost being capitalized. Total program spending should approximate $50-$60 million, pretax, on the business system initiative — from inception in late 2003 through the end of 2006 — of which approximately $25-$30 million will be capitalized (and subsequently amortized over 5 years) and $25-$30 million will be expensed as incurred. From inception through March 31, 2005 we have expensed $15.1 million and capitalized $20.8 million with respect to this program.

Summary of Consolidated Results

In millions, except per share data

	Three Months Ended
	March 31
		% of		% of
	2005	Net sales	2004	Net sales
Net sales	$487.6		$465.2
Cost of goods sold	350.9		332.5

Gross profit	136.7	28.0%	132.7	28.5%
Selling & administrative expenses	92.4	18.9%	80.4	17.3%
Special charges	1.9	0.4%	1.2	0.3%

Operating income	42.4	8.7%	51.1	11.0%

Earnings per share — diluted	$0.46		$0.56

Net Sales

     Net sales for the first quarter of 2005 of $487.6 million increased 4.8% over the first quarter of 2004 primarily as a result of the carryover effect of price increases implemented throughout 2004 and, to a lesser extent, 2005 price increases. While demand in many of our core markets has improved year-over-year, recovery has remained slow. The 2005 first quarter results were negatively impacted by poor weather throughout the U.S. as well as customer pre-buying at the end of last year in advance of the effective date of price increases, primarily in lighting. Currency translation had no material impact on sales in the first quarter of 2005 versus the comparable period of 2004.

Gross Profit

     Gross profit margin in the first quarter of 2005 decreased to 28.0% compared to 28.5% in the first quarter of 2004 with the decline being primarily attributable to lower margins in our Electrical segment. Despite the increase in sales and other productivity initiatives which had a positive effect on gross profit margin in the quarter, the impact of higher commodity costs in excess of selling price increases realized in the quarter, particularly in the Electrical and Power segments, more than offset our productivity gains. In addition, higher year-over-year oil prices negatively impacted costs including transportation and utilities. At our rough-in electrical products business, gross profit declined as lower unit volume through our plants resulted in unfavorable overhead absorption. The wiring systems business reported lower gross profit due in part to process inefficiencies related to the start-up of the new business system. Our Industrial Technology segment reported improved margins in the first quarter of 2005 versus the same period of 2004 due to higher volume and favorable product mix.

Selling & Administrative (S&A) Expenses

     S&A expenses increased in the first quarter of 2005 versus the first quarter of 2004 primarily as a result of an unusual item, higher expenses related to our enterprise-wide information systems initiative and higher selling expenses. The unusual item consisted of $4.6 million, pretax, of transactional expenses in support of our strategic growth initiatives. The information systems initiative generated higher year-over-year costs primarily due to higher resource needs in support of both legacy and SAP information platforms and higher amortization of capitalized implementation costs.

Special Charges

     Special charges recorded in the first quarter of 2005 and 2004 reflect expenses of $1.9 million and $1.4 million, respectively. Of the total 2004 amount, $0.2 million of inventory write-downs related to discontinued products were recorded in Cost of goods sold. Special charges related to the ongoing lighting business integration program accounted for all of the costs in both years.

     The following table summarizes activity with respect to special charges for the three months ending March 31, 2005 and 2004 (in millions):

	CATEGORY OF COSTS
		Facility Exit
		and	Inventory
Year/Program	Severance	Integration	Write-Downs*	Total
2005
Lighting integration	$0.9	$1.0	$—	$1.9
2004
Lighting integration	0.6	0.6	0.2	1.4

*	Included in Cost of goods sold

Lighting Business Integration Program

     The integration and streamlining of our lighting operations is a multi-year initiative. Individual projects within the Program consist of factory, office and warehouse closures, personnel realignments, and costs to streamline and combine product offerings. Total costs from the start of the Program in 2002 through its expected completion in 2006 are expected to range from $65-$80 million. In addition, capital expenditures of $35-$50 million are forecast, most of which have not been spent. State and local tax incentives are also expected to be available to offset certain of these costs.

     The Program is comprised of three phases. Phase I began in 2002 soon after the LCA acquisition was completed and consisted of many individually identified actions totaling approximately $30 million. In accordance with applicable accounting rules, amounts are expensed either as actions are approved and announced or as costs are incurred. Reorganization actions primarily consisted of factory closures, warehouse consolidations and workforce realignment in connection with integrating the acquired operations with Hubbell’s legacy lighting operations. Through March 31, 2005, these programs are substantially completed. Approximately $0.9 million of severance and exit costs in the quarter relate to these initiatives. See further detail of these actions in the Company’s Annual Report on Form 10-K for the year ending December 31, 2004.

     Phase II of the Program began in the 2004 second quarter. Many of the actions contemplated were similar to actions completed or underway from Phase I. In the second quarter of 2004, a commercial products plant closure was announced and charges of $3.0 million were recorded, primarily for asset impairments. In the third quarter of 2004, we announced two actions: (1) consolidation of selling, administrative and engineering support functions within the commercial lighting business, and (2) the selection of Greenville, SC as the site for a new $36 million lighting headquarters facility to be constructed over the next two years. Finally, in the fourth quarter, a further move of commercial lighting manufacturing to Mexico was approved. The cost of the office functions consolidation is estimated at $4-$5 million, consisting of primarily cash expenditures for employee severance and relocation, the latter of which is included in S&A expenses. The cost of the plant consolidations is estimated at $20-$25 million, consisting of approximately $5 million of capital expenditures and $15-$20 million of expense, occurring over the next eighteen months. Through December 31, 2004, approximately $5 million of expenses were recorded for the plant consolidations and $1 million for the consolidation of support functions. In the first quarter of 2005, $1.0 million of severance and exit costs were expensed as part of these programs.

     These and additional Phase II actions are, in total, expected to result in $20-$30 million of expenses through the end of 2006. In addition to the announced actions, expenses are expected to be associated with further consolidation and closure of a commercial lighting leased office complex. Approximately 70%-80% of the total amount to be expensed is expected to be associated with cash outlays. Excluding the new headquarters facility, an additional $5-$7 million of capital expenditures are forecast to be required for these projects. Expenditures in 2005 are expected to range from $10-$15 million, excluding capital costs of $10-$15 million.

     In 2006, an additional $15-$20 million of final program costs are expected to be approved under the Program. Cash expenditures are estimated to be approximately 60% of this amount. During the first quarter of 2005, a planned manufacturing consolidation action was moved from 2005 into 2006 due to the timing of the SAP system implementation.

Other Capacity Reduction Actions

     In addition to the Program within the lighting business, in June 2004, we announced the closure of a 92,000 square foot wiring device factory in Puerto Rico. Increased productivity facilitated by lean initiatives and cost savings opportunities resulting from low cost country sourcing contributed to the decision to close this leased facility by the middle of 2005. As a result, $7.2 million in special charges were recorded in the prior year in the Electrical segment of which $4.9 million related to impairments to fixed assets, $2.0 million provided for severance costs and $0.3 million related to facility exit costs. Only the severance and exit costs will result in a cash outlay. Annual, pretax savings from these actions are expected to be $3-$5 million when fully implemented in 2006, with the entire amount benefiting Cost of goods sold in the Electrical segment. Net benefits realized in the segment are likely to be lower and will be used to offset cost increases and other competitive pressures.

     Additional information with respect to special charges is included in Note 8 — Special Charges included in the Notes to Consolidated Financial Statements.

Other Income/Expense

     In the first quarter of 2005, investment income increased versus the first quarter of 2004 due to higher average investment balances and higher average interest rates received on cash and investments. Interest expense was essentially unchanged in the first quarter of 2005 compared to the first quarter of 2004.

Income Taxes

     The effective tax rate for the first quarter of 2005 was 27.4% compared to 28.0% in the first quarter of 2004.

     The decrease in the effective tax rate in the first quarter of 2005 versus the comparable period of 2004 reflects a higher year-over-year annual effective tax rate estimate, more than offset by tax savings resulting from higher special charges and an unusual item in the first quarter of 2005. The higher annual tax rate estimate is a result of anticipated higher U.S.-based income in 2005.

     The U.S. federal tax benefits derived from our Puerto Rico operations are currently set to expire on December 31, 2005. We have certain operations in Puerto Rico that are eligible for U.S. tax benefits under Section 936/30A of the Internal Revenue Code. With the impending December 31, 2005 expiration of these U.S. federal tax benefits, we are taking steps to maintain a portion of these current benefits. Specifically, we intend to convert our Puerto Rico operations to a wholly-owned, controlled foreign corporation and shift more production to low cost sources. We also intend to permanently reinvest the earnings from these operations outside the U.S. As permitted in APB Opinion No. 23, “Accounting for Income Taxes,” we do not provide U.S. income taxes on the controlled foreign corporation’s undistributed earnings that are intended to be permanently reinvested outside the U.S. Therefore, our effective tax rate following expiration of these tax benefits should reflect the permanent reinvestment of these foreign earnings outside the U.S. See further information with regards to these tax benefits in Note 13 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2004.

Net Income and Earnings Per Share

     Net income and diluted earnings per share decreased in the first quarter of 2005 compared to the equivalent period of 2004 due to lower gross profit margins, higher S&A expenses, which includes an unusual charge, and an increase in special charges. Average shares outstanding have also increased year-over-year by approximately 1.5 million shares mainly due to employee stock option exercises.

Segment Results

Electrical

	Three Months Ended
	March 31
	2005	2004
	(In millions)
Net sales	$353.4	$345.3
Operating income	31.4	37.2
Operating margins	8.9%	10.8%

     Electrical segment sales increased 2.3% in the first quarter of 2005 versus the first quarter of 2004 with one less shipping day. Sales in our lighting business increased modestly compared to the first quarter of 2004 due entirely to the carryover effect of price increases implemented in 2004, which offset lower unit volume in the commercial lighting business. Lighting business volume was negatively impacted by several factors in the first quarter of 2005.

First, general softness in the overall level of market activity has intensified competitiveness and made price realization difficult. Lastly, customer pre-buying in advance of the effective date of price increases had the effect of shifting sales from the 2005 first quarter to the 2004 fourth quarter. In addition, poor weather throughout much of the U.S. limited construction project activity. Sales of wiring systems in the first quarter of 2005 were level with sales reported in the first quarter of 2004, despite an approximate $2.0 million reduction of order backlog during 2005 associated with the systems conversion. We expect backlog at this business to return to normal levels within the next quarter. Raco rough-in electrical products posted lower sales as higher selling prices offset lower unit volume. Harsh and hazardous products reported higher first quarter 2005 sales due to improved oil and gas project activity and favorable foreign currency exchange rates.

     Electrical segment operating margin for the quarter of 8.9% was approximately two percentage points lower than last year’s first quarter operating margin due to the lower unit sales, and resulting unabsorbed fixed costs in our manufacturing facilities, as well as unrecovered commodity raw material, freight and utility cost increases. In addition, operating margins in our wiring systems business were lower year-over-year as a result of higher costs and inefficiencies caused by the new business system, although significant progress was made in getting current with our backlog of orders during the quarter. Harsh and hazardous margins were higher year-over-year, consistent with sales, due to higher order input levels and a better mix of sales. Special charges in the first quarter of 2005 for the lighting integration were $1.9 million compared to $1.4 million in the first quarter of 2004.

Power

	Three Months Ended
	March 31
	2005	2004
	(In millions)
Net sales	$98.7	$87.8
Operating income	10.7	10.5
Operating margins	10.8%	12.0%

     Net sales in the Power segment increased 12% in the first quarter of 2005 compared to the first quarter of 2004. The increase was due to the carry-over effect of price increases, a small acquisition and higher storm related shipments. Numerous price increases were implemented across all product lines throughout 2004 and into 2005 where costs have risen due to increased metal and energy costs. We estimate that price increases accounted for approximately 7% of the quarter-over-quarter sales increase. The acquisition of a foundation anchoring business in January 2005 accounted for another 2% of the sales increase. Operating margins declined in the first quarter of 2005 compared to the first quarter of 2004, despite higher sales, due in part to commodity cost increases in excess of higher selling price realization. However, the gap between cost increases and price realization was narrowed from the gap experienced in the fourth quarter of 2004.

Industrial Technology

	Three Months Ended
	March 31
	2005	2004
	(In millions)
Net sales	$35.5	$32.1
Operating income	4.9	3.4
Operating margins	13.8%	10.6%

     Net sales in the Industrial Technology segment increased 11% in the first quarter of 2005 compared to the first quarter of 2004. Many of the businesses within this segment benefited from the improvement in industrial activity as evidenced by higher manufacturing output and rising capacity utilization rates. Our specialty communications business, GAI-Tronics, reported strong year-over-year sales growth due to several large international oil and gas projects as well as increased spending by customers in the energy, security, and safety markets. Operating margins improved significantly in the first quarter of 2005 versus the comparable period in 2004 as a result of increased volume and a more favorable industrial product mix.

Outlook

     Our outlook for full-year 2005 is as follows:

Markets

     We expect overall conditions in the major markets served by our businesses to continue to slowly improve, with the exception of residential markets, which are expected to begin to decline from their recent highs. Industrial demand related to MRO activities has increased year-over-year and is expected to continue to increase.

     Commercial construction markets followed their 2004 trend with very weak activity levels in the first quarter. However, we do expect to see an increase in the level of non-residential construction in the second half of 2005. Domestic utility markets are expected to move with the general direction of the overall economy. The investment required to modernize the domestic energy transmission and distribution infrastructure is not expected to generate significant increases in demand for our products until 2006 or beyond.

Sales and Profits

     Our outlook for full-year 2005 net sales is for an increase of 5%-7% over 2004 reflecting the recovery in our end use markets, the impact of price increases and, to a lesser extent, the effect of new product programs. Foreign currency exchange rates are not expected to have a material impact on year to year sales comparisons.

     Full year operating income is expected to be affected by increased costs of commodities used in the production of our products including steel, aluminum, copper and bronze as well as higher energy and freight costs. While some of these costs have moderated in recent months, particularly steel, others have continued to increase and remain highly volatile. The extent to which the current rate of cost increases change and price increases offset these higher costs will be significant factors affecting profitability for the remainder of 2005. Nevertheless, full year 2005 operating margins are forecast to improve modestly year-over-year, before special charges, as a result of higher sales and the impact of productivity gains. Productivity improvements consist of cost savings from our strategic initiatives including application of “lean” principles, restructuring and low cost country sourcing.

     We are forecasting 2005 diluted earnings per share in a range of $2.55 — $2.80, excluding amounts recorded as Special Charges.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Three Months Ended
	March 31
	2005	2004
	(In Millions)
Net cash provided by (used in):
Operating activities	$(1.4)	$25.2
Investing activities	1.9	(38.4)
Financing activities	(7.9)	(18.6)
Foreign exchange effect on cash	(0.3)	—

Net change in cash and cash equivalents	$(7.7)	$(31.8)

     Cash flows provided by operating activities for the three months ended March 31, 2005 decreased $26.6 million from the comparable period in 2004. The overall decline in operating cash flow is due to an increase in working capital year-over-year, primarily associated with lower accounts payable and current liabilities and higher inventory levels. This increase was partly offset by a lower use of cash to fund accounts receivable balances in the first quarter of 2005 compared to the same period of 2004.

     Accounts payable balances have decreased both as a result of lower levels of business activity and the timing of supplier payments, with the latter being partially related to our wiring systems business entering 2005 with a higher backlog of amounts due to vendors and suppliers as a result of the 2004 systems conversion. The decrease in current liabilities primarily reflects a decrease in current taxes payable, as well as higher cash disbursements of employee and customer incentives in the first quarter of 2005 compared to the first quarter of 2004.

     Inventory levels increased in the first three months of 2005 primarily due to our expectation of higher customer demand in future quarters of 2005 and maintaining stock levels in support of plant moves underway in the Electrical segment. The purchase of the Atlas business added approximately $2 million of inventory in the Power segment. We also pre-bought selective raw materials, such as steel, and pre-built product to ensure availability of supply to fulfill future orders. We believe inventory efficiency is better measured by the number of days of Cost of goods sold which is in inventory (“inventory days”). In the first quarter of 2005, inventory days remained consistent with the comparable period of 2004.

     Accounts receivable increased $9.8 million in the first quarter of 2005 compared to an increase in the first quarter of 2004 of $39.2 million resulting in a lower use of cash in the 2005 period. However, the number of days sales outstanding in accounts receivable (“DSO”) has increased in the first three months of 2005 versus the comparable period of 2004 due primarily to the timing of customer payments and process inefficiencies associated with the implementation of SAP at our wiring systems business. The systems conversion specifically affected the level of resources devoted to accounts receivable collection efforts, although this situation improved as the quarter progressed.

     Cash flows from investing activities provided cash of $1.9 million in the first three months of 2005 compared to a $38.4 million use of cash in the first three months of 2004 primarily a result of higher proceeds from the sale of investments in the first quarter of 2005. Net cash used for financing activities decreased $10.7 million in the first three months of 2005 when compared to the same period in 2004 as a result of $8.6 million of additional cash proceeds from the exercise of stock options, and the absence of any repurchases of common shares in the first three months of 2005.

Investments in the Business

     In the first three months of 2005, we recorded a total of $14.5 million of capital expenditures of which $9.9 million was additions to property, plant and equipment and $4.6 million was capitalized software in connection with the enterprise-wide business system initiative. Included in the $4.6 million of capitalized software is a net $1.5 million of accrued amounts not yet expended, resulting in cash capital expenditures of $13.0 million.

     We continue to invest in process improvement through our long-term lean initiatives. We are in our fourth year of the lean journey and we estimate that our benefits from this investment are at least equal to the cost. In 2005, we expect to invest a similar amount of time and resources with that of 2004.

     In January 2005, we acquired the Atlas business for a total of $5.5 million including fees and expenses and net of cash acquired. This business has been added to our Power segment and compliments the anchor product line of our A.B. Chance business. Although not significant to our consolidated results, the acquisition is part of our core markets growth strategy.

     In 2003, our Board of Directors approved a stock repurchase program. The stock repurchase program replaced and superceded the program announced in December 2000 and authorized the repurchase of up to $60.0 million of the Company’s Class A and Class B common stock. Stock repurchases are being implemented through open market and privately negotiated transactions. The timing of such transactions depends on a variety of factors, including market conditions. Since the program’s inception in 2003, we have used $11.5 million of cash to repurchase common shares. There were no repurchases of common shares for the first three months of 2005.

Working Capital

	March 31,	December 31,
	2005	2004
	(In Millions)
Current Assets	$893.1	$892.4
Current Liabilities	388.9	409.3

Working Capital	$504.2	$483.1

     Working capital increased $21.1 million from December 31, 2004 to March 31, 2005. Current assets remained constant year-over-year as inventory and accounts receivable increases were essentially offset by lower cash, cash equivalents and short-term investments. Current liabilities including employee related accruals, income tax accruals and accounts payable balances decreased year-over-year. Working capital initiatives are in place at all locations which emphasize improved inventory management, faster collection of accounts receivable, and negotiation of more favorable supplier payment terms.

Debt to Capital

     Net Debt, which is defined as total debt less cash and investments, as disclosed below is a non-GAAP measure that may not be comparable to definitions used by other companies. We believe that Net Debt is more appropriate than Total Debt for measuring our financial leverage.

	March 31,	December 31,
	2005	2004
	(In Millions)
Total Debt	$299.1	$299.0
Total Shareholders’ Equity	965.1	944.3

Total Capital	$1,264.2	$1,243.3

Debt to Total Capital	24%	24%
Cash and Investments	$380.4	$407.2
Net Debt (Total debt less cash and investments)	$(81.3)	$(108.2)

     At March 31, 2005, Cash and Investments exceeded Total Debt by $81.3 million compared to $108.2 million of excess Cash and Investments over Total Debt at December 31, 2004. The ratio of Total Debt to Total Capital was 24%, consistent with December 31, 2004.

     At March 31, 2005 and December 31, 2004, our debt consisted of approximately $299 million of senior notes, of which approximately $199 million was classified as “Long-term debt” and approximately $100 million was classified as “Current portion of long-term debt” in our Consolidated Balance Sheet. These notes are fixed rate indebtedness, with amounts of $100 million and $200 million due in 2005 and 2012, respectively.

     These long-term notes are not callable and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at March 31, 2005. The most restrictive of these covenants limits our ability to enter into mortgages and sale-leasebacks of property having a net book value in excess of $5 million without the approval of the Note holders. Borrowings were also available from committed bank credit facilities up to $200 million, although these facilities were not used during the first three months of 2005. Borrowings under credit agreements generally are available with an interest rate equal to the prime rate or at a spread over the London Interbank Offered Rate (“LIBOR”).

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

Debt Ratings

     Debt ratings on debt securities at March 31, 2005 appear below. These ratings have remained consistent for more than two years.

Moody’s Investor
	Standard & Poors	Services	Fitch
Senior Unsecured Debt	A+	A3	A
Commercial Paper	A-1	P-2	F1

Critical Accounting Policies

     A summary of the our significant accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2004. We believe that the application of these policies on a consistent basis enables us to provide the users of our financial statements with useful and reliable information about operating results and financial condition. There have been no changes to these policies since December 31, 2004.

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

Forward-Looking Statements

     Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about capital resources, performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in operating results, anticipated market conditions, and economic recovery are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

•	Changes in demand for our products, changes in market conditions, or product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	Net cash expenditures and timing of actions in connection with restructuring and special charges.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	Cash expenditures, benefits and timing of actions in connection with our enterprise-wide business system implementation.

•	Availability and costs of raw materials and purchased components.

•	Changes in expected levels of operating cash flow and uses of cash.

•	General economic and business conditions in particular industries or markets.

•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates.

•	A major disruption in one of our manufacturing or distribution facilities.

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Future levels of indebtedness and capital spending.

•	Anticipated future contributions and assumptions with respect to pensions.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Intense or new competition in the markets in which we compete.

•	Ability to carry out future acquisitions in our core businesses and costs relating to acquisitions and acquisition integration costs.

•	Future repurchases of common stock under our common stock repurchase program.

•	Changes in customers’ credit worthiness adversely affecting the ability to continue business relationships with major customers.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Changes in accounting principles, interpretations, or estimates, including the impact of expensing stock options pursuant to SFAS No. 123 (R).

•	Adverse changes in foreign currency exchange rates.

•	And other factors described in our Securities and Exchange Commission filings, including the “Business” Section in the Annual Report on Form 10-K for the year ended December 31, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability and changes in raw material prices, foreign sourcing issues, and interest rates. As noted throughout Management’s Discussion and Analysis, we have seen significant increases in the cost of certain metals used in our products, along with higher energy and freight costs. In addition, the Company’s procurement strategy continues to emphasize an increased level of purchases from international locations, primarily China and India, which subjects the Company to increased political and exchange risk. There has been no significant change in the Company’s strategies to manage these exposures during the first three months of 2005. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ending December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objective.

     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were effective.

     There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

					Total	Approximate
					Number of	Dollar Value of
	Total		Total		Shares	Shares
	Number of		Number of		Purchased as	that May Yet Be
	Class A		Class B		Part of Publicly	Purchased Under
	Shares	Average	Shares	Average	Announced	the
	Purchased	Price Paid per	Purchased	Price Paid per	Program	Program
Period	(000’s)	Class A Share	(000’s)	Class B Share	(000’s)	(000’s)
Balance at December 31, 2004	—	—	—	—	—	$48,500
January 2005	—	—	—	—	—	$48,500
February 2005	—	—	—	—	—	$48,500
March 2005	—	—	—	—	—	$48,500

Total for the quarter ended March 31, 2005	—	—	—	—	—	$48,500

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

ITEM 6. EXHIBITS

EXHIBITS

Number	Description
10.1†	Hubbell Incorporated Incentive Compensation Plan 2005 Annual Incentive Guidelines. Exhibit 10.1 of the registrant’s report on Form 8-K, filed February 24, 2005, is incorporated by reference.

10.2†	Amended and Restated Continuity Agreement, dated as of March 14, 2005, between Hubbell Incorporated and Timothy H. Powers. Exhibit 10.1 to the registrant’s report on Form 8-K, filed March 15, 2005, is incorporated by reference.

10.3†	Continuity Agreement, dated as of March 14, 2005, between Hubbell Incorporated and Gregory F. Covino. Exhibit 10.2 to the registrant’s report on Form 8-K, filed March 15, 2005, is incorporated by reference.

10.4†	Continuity Agreement, dated as of March 14, 2005, between Hubbell Incorporated and Scott H. Muse. Exhibit 10.3 to the registrant’s report on Form 8-K, filed March 15, 2005, is incorporated by reference.

10.5†	Continuity Agreement, dated as of March 14, 2005, between Hubbell Incorporated and Thomas P. Smith. Exhibit 10.4 to the registrant’s report on Form 8-K, filed March 15, 2005, is incorporated by reference.

10.6†	Amendment, dated as of March 14, 2005, to Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and Richard W. Davies. Exhibit 10.5 to the registrant’s report on Form 8-K, filed March 15, 2005, is incorporated by reference.

10.7†	Amendment, dated as of March 14, 2005, to Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and W. Robert Murphy. Exhibit 10.6 to the registrant’s report on Form 8-K, filed March 15, 2005, is incorporated by reference.

10.8†	Amendment, dated as of March 14, 2005, to Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and James H. Biggart. Exhibit 10.7 to the registrant’s report on Form 8-K, filed March 15, 2005, is incorporated by reference.

Number	Description
10.9†	Amendment, dated as of March 14, 2005, to Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and Gary N. Amato. Exhibit 10.8 to the registrant’s report on Form 8-K, filed March 15, 2005, is incorporated by reference.

10.10†	Grantor Trust For Senior Management Plans Trust Agreement, dated as of March 14, 2005, between Hubbell Incorporated and The Bank of New York, as Trustee. Exhibit 10.9 to the registrant’s report on Form 8-K, filed March 15, 2005, is incorporated by reference.

10.11†	Grantor Trust For Non-Employee Director Plans Trust Agreement, dated as of March 14, 2005, between Hubbell Incorporated and The Bank of New York, as Trustee. Exhibit 10.10 to the registrant’s report on Form 8-K, filed March 15, 2005, is incorporated by reference.

31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2*	Certification of Interim Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

Number	Description
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes –Oxley Act of 2002.

32.2*	Certification of Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith

†	This exhibit constitutes a management contract, compensatory plan, or arrangement

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBBELL INCORPORATED

Dated: May 6, 2005	/s/ Gregory F. Covino

Gregory F. Covino
Corporate Controller and Interim Chief Financial Officer