Form 10-Q
period 2005-06-30
HUBBELL INC
filed 2005-08-04
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of July 29, 2005 were 9,264,647 and 51,456,151 respectively.

HUBBELL INCORPORATED

HUBBELL INCORPORATED
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Statement of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Net sales	$520.5	$502.9	$1,008.1	$968.1
Cost of goods sold	377.4	362.7	728.3	695.2

Gross profit	143.1	140.2	279.8	272.9
Selling & administrative expenses	88.0	83.2	180.4	163.6
Special charges	2.2	9.5	4.1	10.7

Operating income	52.9	47.5	95.3	98.6
Other income (expense):
Investment income	2.2	1.0	4.5	2.2
Interest expense	(5.0)	(5.1)	(10.1)	(10.2)
Other income (expense), net	—	(0.5)	0.1	(0.5)

Total other income (expense)	(2.8)	(4.6)	(5.5)	(8.5)

Income before income taxes	50.1	42.9	89.8	90.1
Provision for income taxes	14.4	11.5	25.3	24.7

Net Income	$35.7	$31.4	$64.5	$65.4

Earnings Per Share-Diluted	$0.58	$0.51	$1.04	$1.07

Average number of common shares outstanding — Diluted	61.9	61.6	62.3	61.4

Cash Dividends Per Common Share	$0.33	$0.33	$0.66	$0.66

See notes to consolidated financial statements.

HUBBELL INCORPORATED
Consolidated Balance Sheet
(in millions)

	(unaudited)
	June 30, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$179.9	$125.9
Short-term investments	127.2	215.6
Accounts receivable, net	300.9	288.5
Inventories, net	229.6	216.1
Deferred taxes and other	44.2	46.3

Total current assets	881.8	892.4

Property, Plant, and Equipment, net	260.0	261.8
Other Assets
Investments	48.2	65.7
Goodwill	323.8	326.6
Intangible assets and other	112.9	95.9

Total Assets	$1,626.7	$1,642.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$100.0	$99.9
Accounts payable	129.5	132.1
Accrued salaries, wages and employee benefits	36.1	46.8
Accrued income taxes	32.1	24.4
Dividends payable	20.0	20.2
Other accrued liabilities	79.5	85.9

Total current liabilities	397.2	409.3

Long-Term Debt	199.1	199.1
Other Non-Current Liabilities	94.4	89.7

Total liabilities	690.7	698.1
Commitments and contingencies
Shareholders’ Equity	936.0	944.3

Total Liabilities and Shareholders’ Equity	$1,626.7	$1,642.4

See notes to consolidated financial statements.

HUBBELL INCORPORATED
Consolidated Statement of Cash Flows
(unaudited)
(in millions)

	Six Months Ended
	June 30
	2005	2004
Cash flows from Operating Activities
Net income	$64.5	$65.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.4	25.7
Deferred income taxes	1.4	0.6
Non-cash special charges	0.5	7.7
Changes in assets and liabilities:
(Increase) in accounts receivable	(11.0)	(58.3)
(Increase) in inventories	(11.7)	(15.5)
Decrease in other current assets	1.5	6.9
Increase (decrease) in accounts payable	(2.7)	29.9
Increase (decrease) in other current operating liabilities	(12.1)	8.6
Contribution to domestic, qualified, defined benefit pension plans	(10.0)	—
Changes in other assets and liabilities, net	3.8	5.5
Other, net	2.7	3.3

Net cash provided by operating activities	51.3	79.8

Cash flows from Investing Activities
Acquisition of business, net of cash acquired	(5.5)	—
Capital expenditures	(28.6)	(14.9)
Purchases of available-for-sale investments	(113.1)	(100.0)
Proceeds from sale of available-for-sale investments	219.1	69.0
Other, net	2.9	4.1

Net cash provided by (used in) investing activities	74.8	(41.8)

Cash flows from Financing Activities
Payment of dividends	(40.5)	(39.8)
Proceeds from exercise of stock options	14.7	13.4
Acquisition of common shares	(45.5)	(2.8)

Net cash used in financing activities	(71.3)	(29.2)

Effect of exchange rate changes on cash	(0.8)	(0.2)

Increase in cash and cash equivalents	54.0	8.6
Cash and cash equivalents
Beginning of period	125.9	104.2

End of period	$179.9	$112.8

See notes to consolidated financial statements.

HUBBELL INCORPORATED
Notes to Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, or “registrant”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
     The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.
     Auction rate securities are classified as Short-term investments in the Consolidated Balance Sheet and, accordingly, related purchases and sales have been classified as available-for-sale investments in the Consolidated Statement of Cash Flows. Auction rate securities were classified as Cash and cash equivalents as of June 30, 2004. Classification of prior year amounts in the Consolidated Statement of Cash Flows has been revised to conform to the current year presentation. Certain other prior year amounts in the Consolidated Statement of Cash Flows have been reclassified to conform with the current year presentation.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2004.
Recently Issued Accounting Standards
     In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143” ("FIN 47"). FIN 47 clarifies the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” The term refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the Company's control. FIN 47 is effective no later than December 31, 2005 for the Company. The Company is currently evaluating the effect of FIN 47 on its financial position, results of operations and cash flows.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This statement changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, where practical to do so. This statement is applicable for fiscal years beginning after December 15, 2005. The Company does not anticipate that this standard will have a material effect on its financial position, results of operations or cash flows.
2. Business Acquisition
     In January 2005, the Company, through a wholly-owned subsidiary, completed the purchase of certain assets and the assumption of certain liabilities of the foundation anchoring business ( hereinafter referred to as “Atlas”) of Atlas Systems, Inc. for $5.5 million in cash, including fees and expenses and net of cash acquired. Atlas designs and manufactures helical and push pier civil anchors which are sold to dealers and installers throughout the U.S. Atlas complements the product offering of the Company’s Power segment and is expected to add approximately $8-$10 million in annual net sales. In total, $2.2 million of the purchase price has been allocated to identifiable intangible assets consisting primarily of tradenames and a non-compete agreement which will be amortized over useful lives of 30 years and 3 years, respectively.
3. Stock-Based Compensation
     The Company accounts for employee stock option and performance plans using the intrinsic value based method of accounting for such plans in accordance with APB Opinion No. 25 where compensation expense per option granted is measured as the excess, if any, of the quoted market price of the Company’s stock at the measurement date over the exercise price.
     In December 2004, FASB issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS No. 123 (R)”). SFAS No. 123(R), which requires expensing of stock options and other share-based payments, replaces FASB’s earlier SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. This standard will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost will be recognized over the vesting period. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”) regarding the Staff’s interpretation of SFAS No. 123(R). This interpretation provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123(R) and investors and users of the financial statements in analyzing the information provided. In April 2005, the SEC delayed the effective date of SFAS No. 123(R) for public companies until fiscal years beginning after June 15, 2005. Accordingly, the Company expects to adopt the standard on January 1, 2006 and will follow the guidance prescribed in SAB No. 107 in connection with its adoption.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” for stock options for the three and six months ended June 30, 2005 and 2004 (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Net income, as reported	$35.7	$31.4	$64.5	$65.4
Deduct: Stock-based employee compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(1.6)	(1.3)	(3.1)	(2.8)

Pro forma Net income	$34.1	$30.1	$61.4	$62.6

Earnings per share:
Basic — as reported	$0.58	$0.52	$1.05	$1.08
Basic — pro forma	$0.56	$0.50	$1.00	$1.04
Diluted — as reported	$0.58	$0.51	$1.04	$1.07
Diluted — pro forma	$0.55	$0.49	$0.99	$1.02
4. Inventories
     Inventories are comprised of the following (in millions):

	June 30,	December 31,
	2005	2004
Raw Material	$78.5	$77.9
Work-in-Process	45.9	49.7
Finished Goods	153.5	136.2

	277.9	263.8
Excess of FIFO costs over LIFO cost basis	(48.3)	(47.7)

Total	$229.6	$216.1

5. Earnings Per Share
     The following table sets forth the computation of earnings per share for the three and six months ended June 30, 2005 and 2004 (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Net income	$35.7	$31.4	$64.5	$65.4

Weighted average number of common shares outstanding—Basic	61.0	60.6	61.2	60.5
Potential dilutive shares	0.9	1.0	1.1	0.9

Average number of shares outstanding — Diluted	61.9	61.6	62.3	61.4

Earnings per share — Basic	$0.58	$0.52	$1.05	$1.08

Earnings per share — Diluted	$0.58	$0.51	$1.04	$1.07

     Options to purchase shares of common stock are not included in the computation of diluted earnings per share when the effect would be anti-dilutive. For the three months ended June 30, 2005 and 2004 there were 1.4 million and 1.6 million anti-dilutive options outstanding, respectively. For the six months ended June 30, 2005 and 2004 there were zero and 1.6 million anti-dilutive options outstanding, respectively.

6. Goodwill and Other Intangible Assets
     Changes in the carrying amount of goodwill for the six months ended June 30, 2005, by segment, were as follows (in millions):

	Segment
			Industrial
	Electrical	Power	Technology	Total
Balance December 31, 2004	$172.3	$112.7	$41.6	$326.6
Translation adjustments	(2.8)	—	—	(2.8)

Balance June 30, 2005	$169.5	$112.7	$41.6	$323.8

     The Company’s policy is to perform its annual impairment testing in the second quarter of each year, unless circumstances dictate the need for more frequent assessments. In 2005, this testing resulted in implied fair values for each reporting unit which exceeded the reporting unit’s carrying value, including goodwill. Consequently, there were no impairments of goodwill. Similarly, there were no impairments of indefinite-lived intangible assets.
     Identifiable intangible assets are recorded in “Intangible assets and other” in the Consolidated Balance Sheet and at June 30, 2005 include approximately $21.5 million of indefinite-lived intangible assets not subject to amortization and $12.1 million of intangibles with definite lives that are being amortized and are presented net of accumulated amortization of $3.2 million. Amortization expense is expected to be approximately $1.2 million per year over the next five years. Indefinite-lived intangible assets primarily represent tradenames, while definite-lived intangible assets primarily represent trademarks and patents.
7. Shareholders’ Equity
     Shareholders’ equity is comprised of the following (in millions, except share and per share amounts):

	June 30,	December 31,
	2005	2004
Common stock, $.01 par value:
Class A—authorized 50,000,000 shares; Outstanding 9,284,647 and 9,350,747 shares	$0.1	$0.1
Class B—authorized 150,000,000 shares; Outstanding 51,433,319 and 51,864,128 shares	0.5	0.5
Additional paid-in capital	254.0	280.7
Retained earnings	688.7	664.5
Accumulated other comprehensive income (loss), net of tax:
Pension liability adjustment	(1.9)	(1.9)
Cumulative translation adjustment	(4.3)	2.1
Cash flow hedge loss	(1.1)	(1.7)

Total Accumulated other comprehensive loss	(7.3)	(1.5)

Total Shareholders’ equity	$936.0	$944.3

8. Special Charges
     Special charges in the second quarter of 2005 and 2004 reflect pretax expenses of $2.7 million and $10.4 million, respectively. Included in these amounts are $0.5 million and $0.9 million, respectively, of second quarter 2005 and 2004 inventory write-downs which were recorded in Cost of goods sold in the Consolidated Statement of Income.
     Special charges for the first six months of 2005 and 2004 reflect pretax expenses of $4.6 million and $11.8 million, respectively. Included in the year-to-date 2005 and 2004 special charges are $0.5 million and $1.1 million, respectively, of inventory write-downs which were recorded in Cost of goods sold in the Consolidated Statement of Income.
     Special charges for the second quarter and first six months of 2005 and 2004 were the result of actions taken in connection with the programs discussed below.

     Lighting Business Integration and Rationalization Program
     The Company’s ongoing lighting business integration and rationalization program (“the Program”) was initiated in 2002 following the Company’s acquisition of Lighting Corporation of America (“LCA”) and relates to both the integration and rationalization of the Company’s acquired and legacy lighting operations.
     The Program accounted for $1.8 million and $3.7 million, respectively, of the 2005 and 2004 second quarter charges. The 2005 second quarter special charge consisted of $1.0 million of severance costs, $0.2 million of inventory write-downs and $0.6 million of facility exit costs in connection with the consolidation of office functions and transition of the manufacturing and assembly of commercial lighting fixture products to low cost countries. The 2004 second quarter special charge primarily consisted of costs associated with the closure of a domestic manufacturing facility and the consolidation of these operations into an existing factory in Virginia. This action resulted in the recording of $2.7 million of asset impairments, including inventory write-downs, and $0.3 million of severance costs. Additional 2004 second quarter charges of $0.7 million were recorded for ongoing integration actions.
     Special charges year-to-date related to the Program amounted to $3.7 million and $5.1 million in 2005 and 2004, respectively. Included in the year-to-date 2005 special charges were $1.9 million of severance costs and $1.6 million of facility exits costs related to the consolidation of manufacturing, sales and administrative functions occurring throughout the commercial and industrial lighting business. In addition, $0.2 million was associated with inventory write-downs for discontinued products. The 2004 year-to-date special charges consisted of $0.7 million of severance costs, $1.2 million of facility exit costs, $2.1 million of asset impairments and $1.1 million of inventory write-downs. The 2004 costs resulted from the closure of a manufacturing facility in the second quarter as noted above and ongoing costs incurred in connection with the Program which were expensed as incurred. In total, a reduction of approximately 520 employees is expected as a result of these actions, of which approximately 470 had left the Company as of June 30, 2005.
     Closure of a Wiring Device Factory
     In the second quarter of 2004, the Company announced plans to close a wiring device factory in Puerto Rico. The factory closed during the second quarter of 2005 and production activities have been transferred to existing facilities or outsourced. Approximately 220 employees were affected by this closure. Substantially all affected employees had left the Company as of June 30, 2005.
     In the second quarter of 2005, the Company recorded $0.9 million of pretax special charges for final cost of closing this facility consisting of $0.3 million of inventory write-downs and $0.6 million of facility related exit costs. The second quarter 2004 charge of $6.7 million consisted of $4.5 million of asset impairments and $2.2 million of severance costs. The severance amounts are expected to be fully paid during the third quarter of 2005.
     The following table sets forth activity with respect to special charges recorded for the six months ended June 30, 2005 and the status of amounts accrued at June 30, 2005 (in millions):

	Accrued				Accrued
	Balance at	2005	2005 Cash	Non-cash	Balance at
	December 31, 2004	Provision	Expenditures	Write-downs	June 30, 2005
Lighting Business Integration and Rationalization Program:
Inventory write-downs	$—	$0.2	$—	$(0.2)	$—
Employee termination costs	1.3	1.9	(1.9)	—	1.3
Exit and integration costs	—	1.6	(1.3)	—	0.3

	1.3	3.7	(3.2)	(0.2)	1.6

Wiring Device Factory Closure:
Inventory write-downs	—	0.3	—	(0.3)	—
Employee termination costs	1.7	—	(1.0)	—	0.7
Other facility exit costs	0.3	0.6	(0.5)	—	0.4

	2.0	0.9	(1.5)	(0.3)	1.1

Total	$3.3	$4.6	$(4.7)	$(0.5)	$2.7

     A more detailed description of the business objectives associated with these programs is included in “Special Charges” within Management’s Discussion and Analysis.

9. Comprehensive Income:
     Total comprehensive income and its components are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Net income	$35.7	$31.4	$64.5	$65.4
Foreign currency translation adjustments	(3.5)	(1.3)	(6.4)	(0.3)
Unrealized gain (loss) on investments	0.1	(0.5)	—	(0.3)
Cash flow hedge net gain	0.3	0.1	0.6	0.1

Comprehensive income	$32.6	$29.7	$58.7	$64.9

10. Segment Information
     The following table sets forth financial information by business segment (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Net Sales:
Electrical	$376.4	$375.3	$729.8	$720.6
Power	109.9	96.0	208.6	183.8
Industrial Technology	34.2	31.6	69.7	63.7

Total Net Sales	$520.5	$502.9	$1,008.1	$968.1

Operating Income:
Electrical	$35.2	$45.4	$68.5	$84.0
Special charges	(2.7)	(10.4)	(4.6)	(11.8)

Total Electrical	32.5	35.0	63.9	72.2
Power	16.2	9.1	26.9	19.6
Industrial Technology	4.2	3.4	9.1	6.8

Subtotal	52.9	47.5	99.9	98.6
Unusual item	—	—	(4.6)	—

Total Operating Income	52.9	47.5	95.3	98.6
Other income (expense), net	(2.8)	(4.6)	(5.5)	(8.5)

Income before income taxes	$50.1	$42.9	$89.8	$90.1

     The unusual item of $4.6 million, pretax, represents transactional expenses consisting of legal, accounting and consulting fees incurred in support of the Company’s strategic growth initiatives. These costs are included in selling and administrative expenses and are not allocated to any one business segment for management reporting purposes.
11. Net Periodic Benefit Cost
     The following table sets forth the components of pension and other benefits cost for the three and six months ended June 30, 2005 and 2004 (in millions):

	Pension Benefits				Other Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30		June 30		June 30		June 30
	2005	2004	2005	2004	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$4.0	$3.5	$7.9	$7.1	$—	$0.1	$0.1	$0.2
Interest cost	7.1	6.8	14.2	13.7	0.6	0.6	1.1	1.3
Expected return on plan assets	(8.2)	(7.2)	(16.4)	(14.5)	—	—	—	—
Amortization of prior service cost	0.1	0.1	0.2	0.2	(0.1)	—	(0.1)	—
Amortization of actuarial losses	0.4	0.3	0.8	0.6	0.1	0.1	0.2	0.2

Net periodic benefit cost	$3.4	$3.5	$6.7	$7.1	$0.6	$0.8	$1.3	$1.7

Employer Contributions
     The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute between $10-$25 million to its domestic, defined benefit pension plans and $2-$3 million to its international plans in 2005. In the second quarter of 2005, the Company made a $10 million voluntary contribution to its domestic, non-qualified defined benefit pension plans. Contributions made to the Company’s international plans consisted of normal recurring payments and are not significant.
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
     The Company may extend certain financial guarantees to third parties, the most common of which are performance bonds and bid bonds. As of June 30, 2005 the fair value and maximum potential payment related to the Company’s guarantees were not material. The Company may enter into various hedging instruments which are subject to disclosure in accordance with FIN 45. As of June 30, 2005, the Company had six individual forward exchange contracts outstanding each for the purchase of $1.0 million U.S. dollars which expire ratably each month through December 2005. These contracts were entered into in order to hedge the exposure to fluctuating rates of exchange on inventory purchases. These contracts have been designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
     The Company offers a product warranty which covers defects on most of its products. These warranties primarily apply to products that are properly used for their intended purpose, installed correctly, and properly maintained. The Company generally accrues estimated warranty costs at the time of sale. Estimated warranty expenses are based upon historical information such as past experience, product failure rates, or the number of units to be repaired. Adjustments are made to the product warranty cost accrual as claims are incurred or as historical experience indicates. The product warranty cost accrual is reviewed for reasonableness on a quarterly basis and is adjusted as additional information regarding expected warranty costs become known. Changes in the accrual for product warranties in the first six months of 2005 are set forth below (in millions):

Balance at December 31, 2004	$4.0
Provision	0.6
Expenditures	(1.0)

Balance at June 30, 2005	$3.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND SUMMARY OF BUSINESS STRATEGY
Overview
     In the second quarter of 2005, net sales increased 3.5% compared with the second quarter of 2004 primarily as a result of higher shipments and selling price levels at our Power and Industrial Technology segments. Within the Electrical segment, sales were essentially unchanged as increases in selling prices year-over-year were substantially offset by lower unit volumes. For the first six months of 2005, net sales increased 4.1% compared to the first six months of 2004 as all business segments reported higher sales. The year-over-year increase is primarily due to the impact of selling price increases.
     During 2004 and continuing into the first six months of 2005, many of the business units within each segment announced and implemented selling price increases. These announcements were a result of significant increases in the cost of materials and components used in our products such as steel, copper, aluminum, zinc, bronze and lighting ballasts. In addition, higher energy related costs due to record high oil prices also negatively impacted transportation and utility costs. While the cost of certain commodities have moderated throughout the second quarter, particularly steel, these costs remain on average 50%-60% higher than the cost levels experienced at the start of 2004. Energy related costs including freight and utilities have escalated throughout the first six months of 2005. Many of our businesses have been successful at realizing these price increases to offset these higher costs, while other businesses have encountered more resistance in the market to pricing adjustments, particularly within the Electrical segment.
     The ongoing recovery in the general economy had a positive effect on the level of customer orders in the second quarter of 2005, although the pace of recovery within our served markets is mixed. Industrial markets have improved year-over year on higher capital spending and higher domestic plant and equipment investment levels. The utility market has improved, as utility capital and maintenance, repair, and operations (“MRO”) spending continues to increase, both domestically and in overseas markets. The residential markets have been stronger than predicted through the first six months of 2005 as low mortgage interest rates continue to fuel new home sales. Throughout the year, these positive trends have been offset by weakness in non-residential construction markets which are below prior year levels and have yet to show any signs of sustained recovery from lower levels of market activity.
     Operating income increased and operating margin improved by eight-tenths of one percent for the second quarter of 2005 compared to the second quarter of 2004. Higher operating margin was primarily due to a reduction in special charges partially offset by unabsorbed manufacturing costs, the effect of increased energy and freight costs not fully offset by selling price increases, and higher selling and administrative costs. For the first six months of 2005, operating income declined and operating margins were lower by seven-tenths of one percent compared to the first six months of 2004 despite a lower level of expense related to special charges. The lower operating margin was primarily due to unabsorbed manufacturing costs as a result of lower unit volumes, higher transportation and utility costs and higher selling and administrative costs. Part of the increase in administrative expenses in the first six months of 2005 was due to the recording of an unusual item of $4.6 million, pretax, in the first quarter of 2005 for transactional expenses consisting of legal, accounting and consulting fees incurred in support of our strategic growth initiatives.
Summary of Business Strategy
Our business strategy continues to incorporate the following objectives:

•	Transformation of business processes. The Company has committed to applying lean process improvement techniques throughout the enterprise to eliminate waste, improve efficiency and create speed and certainty in decision making. We are now in our fourth year of a long-term project to implement lean initiatives throughout the Company. We have been successful at transforming major areas of our factories, warehouses and offices. As a result, we have reduced inventories and floor space, and generated productivity gains in our processes.

•	Working capital efficiency. We continue to focus on improving our working capital efficiency which emphasizes improved inventory management, faster collection of accounts receivable and negotiation of more favorable supplier payment terms. Working capital efficiency is principally measured as the percentage of trade working capital (inventory, plus accounts receivable, less accounts payable) divided by annual net sales. In the first half of 2005, average trade working capital as a percentage of sales was 19.3% versus 18.6% in 2004. The increase is primarily attributable to higher trade working capital balances throughout the first half of 2005 in connection with our strategic initiatives including the SAP implementation and lighting business restructuring. Inventory reduction continues to be our largest area of focus to improve working capital efficiency and we continue to see opportunity to reduce inventory days. During the second quarter of 2005, average inventory days supply on-hand of 56 days was up slightly from the prior year second quarter but was down from the first quarter of 2005. Accounts receivable days outstanding (“DSO”)increased to approximately 52 days in the second quarter of 2005 compared to 49 days in the second quarter of 2004 primarily due to the mix of sales within our lighting business as well as process inefficiencies related to our new business system. See the further discussion under “Cash Flow” within this Management’s Discussion and Analysis.

•	Lighting integration and cost reduction. We continue to execute a multi-year program to integrate and rationalize our lighting business following the acquisition of LCA in 2002. Actions include facility consolidations, workforce reductions and product rationalizations. Integral to this initiative is increased product and component sourcing from low cost countries. Annualized savings from these actions are expected to range from $20-$30 million, pretax, when fully implemented in 2007. Savings are expected to primarily be realized in the form of higher manufacturing productivity and lower administrative costs in the affected lighting businesses. However, a portion of these savings has been and will be used to offset cost increases and other competitive pressures as opposed to adding directly to the profitability of the Electrical segment. Also see the discussion under “Outlook” included in this Management’s Discussion and Analysis.

•	Global sourcing. We continue to focus on expanding our global product and component sourcing and supplier cost reduction program. We continue to consolidate suppliers, utilize reverse auctions, and partner with vendors to shorten lead times, improve quality and delivery and reduce costs. Approximately 20% of the total value of procured material is currently sourced from low cost countries and we expect to increase this amount over the next several years.

•	Acquisitions in our core markets. We continue to seek prospective acquisitions that would enhance our core electrical component businesses — wiring systems, lighting fixtures and controls, rough-in electrical products, and utility products. Our ability to finance substantial growth continues to be strong. In the first quarter of 2005, we completed one small business acquisition in the Power segment.

•	Common, enterprise-wide information system. A multi-year program is underway to provide a state-of-the-art information system to meet the needs of our business. SAP software is being installed across all businesses in a series of staged implementations expected to occur over the next eighteen months. The first implementation took place in the fourth quarter of 2004 with additional implementations planned for later this year. The enterprise-wide business system is expected to provide several benefits:

—Standardization of business processes and information with improved analysis of business drivers and operational performance.

—Common, standardized interfaces with our customers and suppliers.

—Improved support of our cost reduction and process improvement initiatives.

—Rapid integration of acquired businesses.
     In connection with this program, we expensed as administrative costs approximately $3.5 million and $5.1 million in the first six months of 2005 and 2004, respectively. In the first six months of 2005 and 2004, we capitalized $9.7 million and $3.5 million, respectively, of costs (recorded in “Intangible assets and other” in the Consolidated Balance Sheet) primarily related to implementation consulting fees and expenses associated with the program. Management estimates full year 2005 expense associated with this program will be in a range of $10-$12 million, pretax, with an additional $16-$18 million of cost being capitalized. Total program spending should approximate $50-$60 million, pretax, on the business system initiative — from inception in late 2003 through the end of 2006 — of which approximately $30-$35 million will be capitalized (and subsequently amortized over 5 years) and $20-$25 million will be expensed as incurred.

SUMMARY OF CONSOLIDATED RESULTS
In millions, except per share data

	Three Months Ended				Six Months Ended
	June 30				June 30
		% of		% of		% of		% of
	2005	Net sales	2004	Net sales	2005	Net sales	2004	Net sales
Net sales	$520.5		$502.9		$1,008.1		$968.1
Cost of goods sold	377.4	72.5%	362.7	72.1%	728.3	72.2%	695.2	71.8%

Gross profit	143.1	27.5%	140.2	27.9%	279.8	27.8%	272.9	28.2%
Selling & administrative expenses	88.0	16.9%	83.2	16.5%	180.4	17.9%	163.6	16.9%
Special charges	2.2	0.4%	9.5	1.9%	4.1	0.4%	10.7	1.1%

Operating income	52.9	10.2%	47.5	9.4%	95.3	9.5%	98.6	10.2%

Earnings per share — diluted	$0.58		$0.51		$1.04		$1.07
Net Sales
     Net sales for the second quarter and first six months of 2005 increased 3.5% and 4.1%, respectively, versus the comparable periods of 2004. The majority of the increase in both periods is a result of the carryover effect of price increases implemented throughout 2004 and, to a lesser extent, 2005. Although underlying demand in many of our core markets has improved year-over-year, continued softness in commercial construction markets, which represents our largest served market, negatively affected orders and sales in the Electrical segment and substantially offset higher shipments in the Power and Industrial Technology segments. One additional shipping day in the second quarter of 2005 also increased net sales by approximately 1.5 percentage points versus the second quarter of 2004. Currency translation had no material impact on sales in the second quarter or in the first six months of 2005 versus the comparable periods of 2004.
     Sales to the residential market increased approximately 6% in the second quarter of 2005 compared to the same period in 2004 primarily resulting from higher shipments. Residential sales represented approximately 15% of the Company’s consolidated net sales for the first six months of 2005.
Gross Profit
     Gross profit margin in the second quarter of 2005 decreased to 27.5% compared to 27.9% in the second quarter of 2004. On a year-to-date basis, gross profit margin declined to 27.8% compared to 28.2% for the first six months of 2004. The decline both in the quarter and year-to-date versus the comparable periods of 2004 is primarily attributable to the impact of unabsorbed factory costs as a result of lower unit volumes in certain of our manufacturing plants and higher year-over-year energy prices, which have negatively impacted costs including transportation and utilities. Partially offsetting these declines both in the quarter and year-to-date were the favorable effects of higher selling prices, lower product costs from strategic sourcing initiatives and productivity gains and cost savings from our lighting integration program.
Selling & Administrative (S&A) Expenses
     S&A expenses increased in the second quarter and first six months of 2005 versus the comparable periods in 2004 primarily as a result of higher expenses related to our enterprise-wide information systems initiative, costs associated with new product initiatives and, on a year-over-year basis, an unusual item recorded in the first quarter of 2005. The unusual item consisted of $4.6 million, pretax, of transactional expenses in support of our strategic growth initiatives. The information systems initiative generated approximately $3.0 million of higher year-over-year costs for the first six months of 2005 compared to 2004 primarily due to higher resource needs in support of both legacy and SAP information platforms and amortization of capitalized implementation costs.
Special Charges
     Special charges recorded in the 2005 second quarter and year-to-date reflect expenses of $2.7 million and $4.6 million, respectively, of which $0.9 million in the second quarter and year-to-date is related to the 2004 closure of a wiring device factory in Puerto Rico. The remaining charges of $1.8 million in the second quarter and $3.7 million on a year-to-date basis related to the ongoing lighting business integration and rationalization program. Special charges recorded in the 2004 second quarter and year-to-date reflected expenses of $10.4 million and $11.8 million, respectively, of which $6.7 million in the second quarter and year-to-date pertained to the closure of the Puerto Rico factory with the remainder related to the lighting program.
     The following table summarizes activity with respect to special charges for the six months ending June 30, 2005 and 2004 (in millions):

	CATEGORY OF COSTS
		Facility Exit
		and	Inventory
Year/Program	Severance	Integration	Write-Downs*	Asset Impairments	Total
2005
Lighting integration	$1.9	$1.6	$0.2	$—	$3.7
Other capacity reduction	—	0.6	0.3	—	0.9
2004
Lighting integration	0.7	1.2	1.1	2.1	5.1
Other capacity reduction	2.2	—	—	4.5	6.7

*	Included in Cost of goods sold
Lighting Business Integration and Rationalization Program
     The integration and streamlining of our lighting operations is a multi-year initiative. Individual projects within the Program consist of factory, office and warehouse closures, personnel realignments, and costs to streamline and combine product offerings. Total costs from the start of the Program in 2002 through its expected completion in 2006 are expected to range from $65-$80 million. In addition, capital expenditures of $35-$50 million are forecast, most of which have not been spent. State and local tax incentives are expected to be available to offset certain of these costs. Program costs related to severance, asset impairments, and facility closures in conjunction with exit activities are generally reflected as Special charges within the Consolidated Statement of Income. Inventory write downs related to exit activities are recorded as a component of Cost of goods sold. Other additional costs associated with the Program are recorded as Cost of goods sold or S&A depending on the nature of the cost.
     The Program is comprised of three phases. Phase I began in 2002 soon after the LCA acquisition was completed and consisted of many individually identified actions totaling approximately $30 million. In accordance with applicable accounting rules, amounts were expensed either as actions were approved and announced or as costs were incurred. Reorganization actions primarily consisted of factory closures, warehouse consolidations and workforce realignment in connection with integrating the acquired operations with Hubbell’s legacy lighting operations. Through June 30, 2005, these programs are substantially completed. Approximately $1.9 million of severance and exit costs in the first six months of 2005 relate to these initiatives. See further detail of these actions in the Company’s Annual Report on Form 10-K for the year ending December 31, 2004.
     Phase II of the Program began in the 2004 second quarter. Many of the actions contemplated were similar to actions completed or underway from Phase I. However, these actions were increasingly focused on rationalizing the combined businesses. In the second quarter of 2004, a commercial products plant closure was announced and charges of $3.0 million were recorded, primarily for asset impairments. In the third quarter of 2004, we announced two actions: (1) consolidation of selling, administrative and engineering office support functions within the commercial lighting business, and (2) the selection of Greenville, SC as the site for a new $36 million lighting headquarters facility to be constructed over the next two years. Finally, in the fourth quarter, a further move of commercial lighting manufacturing to Mexico was approved. The cost of the office functions consolidation is estimated at $2-$3 million, consisting of primarily cash expenditures for employee severance and relocation, the latter of which is included in S&A expenses as incurred. The cost of the plant consolidations is estimated at $20-$25 million, consisting of approximately $5 million of capital expenditures and $15-$20 million of expense, occurring over the next eighteen months. Through December 31, 2004, approximately $6 million of expenses were recorded consisting of $5 million for the plant consolidations and $1 million for the consolidation of support functions.
     In 2005, we announced the final Phase II action consisting of the consolidation and closure of a commercial lighting leased office complex. In the second quarter of 2005, $0.6 million of costs, primarily severance, were recorded in connection with the announcement. Approximately 40 people are expected to be affected by this action which will be completed by the end of the third quarter of 2005. In total, Phase II costs in the first six months of 2005 totalled approximately $3.0 million.
     These and additional Phase II actions are, in total, expected to result in $20-$25 million of expenses through the end of 2006. Approximately 70%-80% of the total amount to be expensed is expected to be associated with cash outlays. Excluding the new headquarters facility, an additional $5-$7 million of capital expenditures are forecast to be required for these projects. Cash outlays in 2005 are expected to range from $10-$15 million, excluding capital costs of $10-$15 million.
     In 2006, an additional $15-$20 million of final program costs are expected to be approved under the Program. Cash expenditures are estimated to be approximately 60% of this amount.
Other Capacity Reduction Actions
     In addition to the Program within the lighting business, in June 2004, we announced the closure of a 92,000 square foot wiring device factory in Puerto Rico. Increased productivity facilitated by lean initiatives and cost savings opportunities resulting from low cost country sourcing contributed to the decision to close this leased facility. As a result, $7.2 million in special charges were recorded in the prior year in the Electrical segment of which $4.9 million related to impairments to fixed assets, $2.0 million provided for severance costs and $0.3 million related to facility exit costs. During the second quarter of 2005, the factory closed and substantially all employees left the Company. In the second quarter and for the first six months of 2005, we recorded special charges of $0.9 million associated with this closure, of which $0.3 million was inventory write-downs and $0.6 million related to additional facility exit costs. Only the severance and exit costs will result in a cash outlay. Annual, pretax savings from these actions are expected to be $3-$5 million when fully implemented in 2006, with the entire amount benefiting Cost of goods sold in the Electrical segment. Net benefits realized in the segment are likely to be lower and will be used to offset cost increases and other competitive pressures.
     Additional information with respect to special charges is included in Note 8 — Special Charges included in the Notes to Consolidated Financial Statements.
Other Income/Expense
     In the second quarter and first six months of 2005, investment income increased compared to the second quarter and first six months of 2004 due to higher average investment balances and higher average interest rates earned on cash and investments. Interest expense was essentially unchanged in the second quarter and first six months of 2005 versus the comparable periods in 2004 as a result of a consistent amount of fixed rate indebtedness.
Income Taxes
     The effective tax rate for the second quarter of 2005 was 28.7% compared to 26.8% in the second quarter of 2004. The effective tax rate for the first six months of 2005 was 28.2% compared to 27.4% in the first six months of 2004.
     The increase in the effective tax rate in the second quarter and first six months of 2005 versus the comparable periods of 2004 reflects a higher year-over-year annual effective tax rate estimate as a result of anticipated higher U.S.-based income in 2005.
     The U.S. federal tax benefits derived from our Puerto Rico operations are currently set to expire on December 31, 2005. We have certain operations in Puerto Rico that are eligible for U.S. tax benefits under Section 936/30A of the Internal Revenue Code. With the impending December 31, 2005 expiration of these U.S. federal tax benefits, we are taking steps to maintain a portion of the favorable tax rate effect these benefits currently provide. Specifically, we intend to convert our Puerto Rico operations to a wholly-owned, controlled foreign corporation and shift more production to low cost sources. We also intend to permanently reinvest the earnings from these operations outside the U.S. As permitted in APB Opinion No. 23, “Accounting for Income Taxes,” we do not provide U.S. income taxes on a controlled foreign corporation’s undistributed earnings that are intended to be permanently reinvested outside the U.S. Therefore, our effective tax rate following expiration of these tax benefits should reflect the permanent reinvestment of these foreign earnings outside the U.S. See further information with regards to these tax benefits in Note 13 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2004.
Net Income and Earnings Per Share
     Net income and diluted earnings per share increased in the second quarter of 2005 compared to the second quarter of 2004 due to higher sales and lower special charges, partially offset by lower gross profit margins and higher S&A expenses. Net income and diluted earnings per share decreased slightly for the first six months of 2005 compared to the first six months of 2004 as a result of lower gross profit margins and higher S&A expenses. Average shares outstanding have increased year-over-year for the first six months of 2005 by approximately 0.9 million shares as a result of employee stock option exercises partially offset by shares repurchased under our stock repurchase program.

Segment Results
Electrical

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(In millions)
Net sales	$376.4	$375.3	$729.8	$720.6
Operating income	32.5	35.0	63.9	72.2
Operating margins	8.6%	9.3%	8.8%	10.0%
     Electrical segment sales were essentially unchanged in the second quarter and increased 1.3% for the first six months of 2005, respectively, versus the 2004 comparable periods as higher sales from selling price increases were substantially offset by lower unit volumes. Higher selling prices have been realized in most of the businesses within the segment as a result of cost increases, primarily related to higher raw material, energy and freight costs, which have risen over the past eighteen months. Sales in our lighting business declined in the 2005 second quarter and year-to-date versus the comparable prior year periods primarily due to lower levels of market activity resulting in lower order levels in the commercial lighting businesses. Lower levels of market activity have intensified competitiveness and made price realization difficult. Shipments of residential lighting fixture products improved as a result of continued year-over-year growth in the underlying market, partially offsetting the commercial businesses sales decline.
     Sales of wiring systems in the second quarter and for the first six months of 2005 were level with sales reported in the comparable prior year periods, as stronger industrial market demand was offset by weak commercial markets. For the first six months of 2005, Raco rough-in electrical products posted higher sales as a result of higher selling prices which offset the effects of weak commercial markets. Harsh and hazardous products reported double digit increases in sales for the quarter and first six months of 2005 due to strong oil and gas markets worldwide.
     Operating margin was lower in the second quarter and first six months of 2005 versus the comparable periods in 2004 primarily due to unabsorbed costs in our manufacturing facilities resulting from lower unit volumes, as well as higher commodity raw material, freight and utility costs which were not fully offset by price increases. In addition, operating margins in our wiring systems business were negatively affected in the quarter and year-over-year versus 2004 by higher costs and training and processing inefficiencies associated with the implementation of the SAP business system. Harsh and hazardous margins were higher year-over-year, consistent with sales, due to higher order input levels and a better mix of sales. Special charges in the second quarter of 2005 for the lighting integration were $1.8 million compared to $3.7 million in the second quarter of 2004. Special charges in the second quarter of 2005 related to the wiring device business were $0.9 million compared to $6.7 million in the second quarter of 2004. See discussions above under “Special Charges”.

Power

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(In millions)
Net sales	$109.9	$96.0	$208.6	$183.8
Operating income	16.2	9.1	26.9	19.6
Operating margins	14.7%	9.5%	12.9%	10.7%
     Net sales in the Power segment increased 14.5% and 13.5%, respectively, in the second quarter and first six months of 2005 versus the comparable periods in 2004. The increase in both the quarter and first six months was due to increased project and maintenance spending by domestic and international utility accounts, the carry-over effect of price increases and a small acquisition. Numerous price increases were implemented across all product lines throughout 2004 and into 2005 where costs have risen due to increased metal and energy costs. We estimate that price increases accounted for approximately 6% of the quarter-over-quarter sales increase. The acquisition of a civil anchor business in January 2005 accounted for another 2% of incremental year-over-year sales. Operating margins improved in the second quarter and for the first six months of 2005 versus the comparable periods of 2004 as a result of increased volume of higher margin products, productivity improvements including strategic sourcing and lean programs and achieving parity between the level of selling price increases realized and cost increases being experienced.

Industrial Technology

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(In millions)
Net sales	$34.2	$31.6	$69.7	$63.7
Operating income	4.2	3.4	9.1	6.8
Operating margins	12.3%	10.8%	13.1%	10.7%
     Net sales in the Industrial Technology segment increased 8.2% in the second quarter of 2005 compared to the second quarter of 2004. Many of the businesses within this segment benefited from strong oil and gas markets and improvement in industrial activity as evidenced by rising capacity utilization rates. Our reels business, Gleason, reported strong year-over-year sales growth due to increased spending by customers in the steel industry. For the first six months of 2005, net sales increased 9.4% compared with the same period of 2004 as a result of increased shipments by the businesses which provide controls and reels for industrial markets. These businesses benefited from the general increase in industrial activity which increased the level of incoming customer orders. Operating margins improved in the second quarter and for the first six months of 2005 versus the comparable periods in 2004 as a result of increased volume, productivity improvements and a more favorable product mix.
Outlook
     Our outlook for full-year 2005 is as follows:
Markets
     We expect overall conditions in the major markets served by our businesses to continue to slowly improve, with the exception of residential markets, which are expected to stay at their current levels or begin to modestly decline from recent highs. Industrial demand related to MRO activities has increased year-over-year and is expected to remain above year-ago levels.
     Commercial construction markets have followed their 2004 trend with weak activity levels in the first half of 2005. However, we expect to see an increase in the level of non-residential construction in the second half of 2005. Domestic utility markets are expected to move at or above the level of growth exhibited by the general economy. The investment required to modernize the domestic energy transmission and distribution infrastructure is not expected to generate significant increases in demand for our products until 2006 or beyond.
Sales and Profits
     Our outlook for full-year 2005 net sales is for an increase of 4%-6% over 2004 reflecting the impact of higher levels of market activity, price increases and, to a lesser extent, the effect of new product programs. Foreign currency exchange rates are not expected to have a material impact on year to year sales comparisons.
     Full year operating income is expected to be affected by increased costs of commodities used in the production of our products including steel, aluminum, copper and bronze, as well as higher energy and freight costs. While some of these costs have moderated in recent months, particularly steel, others have continued to increase and remain highly volatile. In addition, competition and overall market conditions are expected to effect the level of price realization. The extent to which the current rate of cost increases change and price increases offset these higher costs will be significant factors affecting profitability for the remainder of 2005. Full year 2005 operating margins are forecast to be near the margin levels reported in 2004, before special charges, which includes anticipated favorable effects in the second half of 2005 of higher sales, cost reduction actions taken in the six months ended June 30, 2005 and the impact of productivity programs. Productivity improvement activities primarily consist of cost savings from our strategic initiatives including application of “lean” principles, restructuring and low cost country sourcing.
     We are forecasting 2005 diluted earnings per share in a range of $2.55 — $2.80, excluding special charges, although we believe we will likely be in the lower half of this range.
     Special charges are expected to primarily consist of lighting business integration exit costs, estimated to range from $8-$15 million, including inventory write-downs recorded in Cost of goods sold. However, actual charges recorded will be impacted by the nature and timing of management decisions on integration actions and the nature of costs incurred. Certain of these decisions are still under consideration at June 30, 2005.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Six Months Ended
	June 30
	2005	2004
	(In Millions)
Net cash provided by (used in):
Operating activities	$51.3	$79.8
Investing activities	74.8	(41.8)
Financing activities	(71.3)	(29.2)
Effect of exchange rate changes on cash	(0.8)	(0.2)

Net change in cash and cash equivalents	$54.0	$8.6

     Cash flows provided by operating activities for the six months ended June 30, 2005 decreased $28.5 million from the comparable period in 2004. The overall decline in operating cash flow is primarily due to higher uses of cash related to working capital including a $10 million contribution to our domestic pension plans. In addition, net income levels combined with non-cash special charges were lower in the first six months of 2005 versus the comparable period of 2004.
     Higher uses of cash in support of working capital were primarily caused by decreases in accounts payable and current liability balances, offset by a decline in cash used to fund accounts receivable. Lower accounts payable balances are a result of both lower levels of business activity and the timing of supplier payments, with the latter being partially related to our wiring systems business entering 2005 with a higher backlog of amounts due to vendors and suppliers as a result of the 2004 systems conversion. The decrease in current liabilities primarily reflects a decrease in current taxes payable, as well as higher cash disbursements related to employee compensation and customer incentives in the first six months of 2005 compared to the first six months of 2004. Accounts receivable increased $11.0 million in the first six months of 2005 compared to an increase of $58.3 million in the first six months of 2004 which resulted in a lower use of cash in the 2005 period. However, our DSO has increased in the first six months of 2005 versus the comparable period of 2004 primarily due to the mix of sales within lighting and the timing of customer payments and process inefficiencies associated with the implementation of SAP at our wiring systems business. The systems conversion specifically affected the level of resources devoted to accounts receivable collection efforts, although this situation has improved throughout 2005.
     Cash flows from investing activities provided cash of $74.8 million in the first six months of 2005 compared to a $41.8 million use of cash in the first six months of 2004 as a result of higher proceeds from the sale of investments in the first six months of 2005. Net cash used for financing activities increased $42.1 million in the first six months of 2005 when compared to the same period in 2004 as a result of an increase to $45.5 million in repurchases of common shares in the first six months of 2005 compared to $2.8 million of repurchases in the comparable period of 2004.
Investments in the Business
     We define investment in our business to include both normal expenditures required to maintain the operations of our equipment and facilities as well as expenditures in support of our strategic initiatives.
     In the first six months of 2005, we recorded a total of $29.9 million of capital expenditures of which $20.2 million was additions to property, plant and equipment and other software and $9.7 million was capitalized software in connection with the enterprise-wide business system initiative. Included in the $9.7 million of capitalized software is a net $1.3 million of accrued amounts not yet expended, resulting in cash capital expenditures of $28.6 million.
     We continue to invest in process improvement through our long-term lean initiatives. We are in our fourth year of the lean program and we estimate that our benefits from this investment are at least equal to the cost. In 2005, we expect to invest a similar amount of time and resources with that of 2004.

     In January 2005, we acquired the Atlas business for a total of $5.5 million including fees and expenses and net of cash acquired. This business has been added to our Power segment and complements the civil anchor product line of our A.B. Chance business. Although not significant to our consolidated results, the acquisition is part of our core markets growth strategy.
     In September 2003, our Board of Directors approved a stock repurchase program which authorized the repurchase of up to $60.0 million of the Company’s Class A and Class B common stock. As of June 30, 2005, the Program was substantially completed with approximately $3.0 million remaining to repurchase. This program is expected to be completed by the end of the third quarter of 2005. In June 2005, our Board of Directors approved a new stock repurchase program which authorized the repurchase of up to $60.0 million of the Company’s Class A and Class B common stock. Stock repurchases are being implemented through open market and privately negotiated transactions. The timing of such transactions depends on a variety of factors, including market conditions. As of June 30, 2005 no shares have been repurchased under the new program.
Debt to Capital
     Net Debt, which is defined as total debt less cash and investments, as disclosed below is a non-GAAP measure that may not be comparable to definitions used by other companies. We believe that Net Debt is more appropriate than Total Debt for measuring our financial leverage.

	June 30,	December 31,
	2005	2004
	(In Millions)
Total Debt	$299.1	$299.0
Total Shareholders’ Equity	936.0	944.3

Total Capital	$1,235.1	$1,243.3

Debt to Total Capital	24%	24%
Cash and Investments	$355.3	$407.2
Net Debt (Total debt less cash and investments)	$(56.2)	$(108.2)
     At June 30, 2005, Cash and Investments exceeded Total Debt by $56.2 million compared to $108.2 million of excess Cash and Investments over Total Debt at December 31, 2004. The ratio of Total Debt to Total Capital at June 30, 2005 was 24%, consistent with December 31, 2004.
     At June 30, 2005 and December 31, 2004, our debt consisted of approximately $299 million of senior notes, of which approximately $199 million was classified as “Long-term debt” and approximately $100 million was classified as “Current portion of long-term debt” in our Consolidated Balance Sheet. These notes are fixed rate indebtedness, with amounts of $100 million and $200 million due in 2005 and 2012, respectively. We expect to retire the $100 million of senior notes due October 1, 2005 utilizing a combination of cash and cash equivalents and short-term investments.
     These notes are not callable and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at June 30, 2005. The most restrictive of these covenants limits our ability to enter into mortgages and sale-leasebacks of property having a net book value in excess of $5 million without the approval of the Note holders. Borrowings were also available from committed bank credit facilities up to $200 million, although these facilities were not used during the first six months of 2005. Borrowings under credit agreements generally are available with an interest rate equal to the prime rate or at a spread over the London Interbank Offered Rate (“LIBOR”).
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
Debt Ratings
     Debt ratings on debt securities at June 30, 2005 appear below. These ratings have remained consistent for more than two years.

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
Forward-Looking Statements
     Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about capital resources, performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in operating results, anticipated market conditions, and economic recovery are forward looking. Forward-looking statements may be identified by the use of words or phrases, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and variations thereof and similar terms. Discussions of strategies, plans or intentions often contain forward-looking statements. Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:
•	Changes in demand for our products, changes in market conditions, or product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	The amounts of net cash expenditures, benefits—including available state and local tax incentives, and the timing of actions in connection with the ongoing lighting business integration and rationalization program and other special charges.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	The amounts of cash expenditures, benefits and the timing of actions in connection with our enterprise-wide business system implementation.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected levels of operating cash flow and uses of cash.

•	General economic and business conditions in particular industries or markets.

•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	A major disruption in one of our manufacturing or distribution facilities.

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Future levels of indebtedness and capital spending.

•	Anticipated future contributions and assumptions with respect to pensions.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Intense or new competition in the markets in which we compete.

•	Ability to carry out future acquisitions in our core businesses and costs relating to acquisitions and acquisition integration costs.

•	Future repurchases of common stock under our common stock repurchase program.

•	Changes in customers’ credit worthiness adversely affecting the ability to continue business relationships with major customers.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Changes in accounting principles, interpretations, or estimates, including the impact of expensing stock options pursuant to SFAS No. 123 (R) and the effect of FIN 47 on financial position, results of operations and cash flows.

•	Adverse changes in foreign currency exchange rates.

•	And other factors described in our Securities and Exchange Commission filings, including the “Business” Section in the Annual Report on Form 10-K for the year ended December 31, 2004.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability and changes in raw material prices, foreign sourcing issues, and interest rates. As noted throughout Management’s Discussion and Analysis, we have seen significant increases in the cost of certain metals used in our products, along with higher energy and freight costs. In addition, the Company’s procurement strategy continues to emphasize an increased level of purchases from international locations, primarily China and India, which subjects the Company to increased political and exchange risk. Recent changes in the Chinese government's policy regarding the value of the Chinese currency versus the U.S. dollar are not expected to have any significant impact on our financial condition, results of operations or cash flows. However, strengthening of the Chinese currency could increase the cost of the Company's products procured from this country. There has been no significant change in the Company’s strategies to manage these exposures during the first six months of 2005. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ending December 31, 2004.
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
     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were effective.
     There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     ISSUER PURCHASES OF EQUITY SECURITIES

					Total	Approximate
					Number of	Dollar Value of
	Total		Total		Shares	Shares
	Number of		Number of		Purchased as	that May Yet Be
	Class A		Class B		Part of Publicly	Purchased Under
	Shares	Average	Shares	Average	Announced	the 2003
	Purchased	Price Paid per	Purchased	Price Paid per	Program	Program
Period	(000’s)	Class A Share	(000’s)	Class B Share	(000’s)	(000’s)
Total for the quarter ended March 31, 2005	—	—	—	—	—	$48,500
April 2005	3	$40.58	57	$43.63	60	$45,900
May 2005	34	$42.03	896	$44.87	930	$4,300
June 2005	29	$43.37	—	—	29	$3,000

Total for the quarter ended June 30, 2005	66	$42.55	953	$44.79	1,019	$3,000
     In September 2003, the Company’s Board of Directors approved a stock repurchase program and authorized the repurchase of up to $60.0 million of the Company’s Class A and Class B common stock. This program is expected to be completed in the third quarter of 2005. In June 2005, the Company’s Board of Directors approved a new stock repurchase program and authorized the repurchase of up to an additional $60.0 million of the Company’s Class A and Class B common stock. Stock repurchases under the September 2003 program are being implemented through open market and privately negotiated transactions. The timing of such transactions depends on a variety of factors, including market conditions. No repurchases have been made under the June 2005 program. The Company has no other stock repurchase programs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Annual Meeting of Shareholders held on May 2, 2005:
1.	The following nine (9) individuals were elected directors of the Company for the ensuing year to serve until the next Annual Meeting of Shareholders of the Company and until their respective successors may be elected and qualified, each Director being elected by plurality vote:

Name of Individual	Votes For	Votes Withheld
E. Richard Brooks	201,467,594	12,111,084
George W. Edwards, Jr.	201,460,209	12,118,469
Joel S. Hoffman	203,217,451	10,361,227
Andrew McNally IV	200,323,989	13,254,689
Daniel J. Meyer	202,815,049	10,763,629
Timothy H. Powers	203,517,842	10,060,836
G. Jackson Ratcliffe	203,329,434	10,249,244
Richard J. Swift	211,170,091	2,408,587
Daniel S. Van Riper	212,504,561	1,074,117
2.	PricewaterhouseCoopers LLP was ratified as independent registered public accountants to examine the annual financial statements for the Company for the year 2005 receiving 212,081,814 affirmative votes, being a majority of the votes cast on the matter all voting as a single class, with 1,336,246 negative votes and 160,619 abstained.
3.	The proposal relating to approval of the Company’s 2005 Incentive Award Plan, which appeared on pages 30 to 36 of the proxy statement, dated March 16, 2005, which proposal is incorporated herein by reference, has been approved with 157,925,312 affirmative votes, being a majority of the votes cast on the matter all voting as a single class (and representing a majority of the votes entitled to be cast), with 21,550,167 negative votes and 631,081 votes abstained.
ITEM 6. EXHIBITS
EXHIBITS

Number	Description
10.1†	Hubbell Incorporated Incentive Compensation Plan 2005 Annual Incentive Guidelines. Exhibit 10.1 of the registrant’s report on Form 8-K, filed February 24, 2005, is incorporated by reference.

10.2†	Amended and Restated Continuity Agreement, dated as of March 14, 2005, between Hubbell Incorporated and Timothy H. Powers. Exhibit 10.1 to the registrant’s report on Form 8-K, filed March 15, 2005, is incorporated by reference.

10.3†	Continuity Agreement, dated as of March 14, 2005, between Hubbell Incorporated and Gregory F. Covino. Exhibit 10.2 to the registrant’s report on Form 8-K, filed March 15, 2005, is incorporated by reference.

10.4†	Continuity Agreement, dated as of March 14, 2005, between Hubbell Incorporated and Scott H. Muse. Exhibit 10.3 to the registrant’s report on Form 8-K, filed March 15, 2005, is incorporated by reference.

10.5†	Continuity Agreement, dated as of March 14, 2005, between Hubbell Incorporated and Thomas P. Smith. Exhibit 10.4 to the registrant’s report on Form 8-K, filed March 15, 2005, is incorporated by reference.

10.6†	Amendment, dated as of March 14, 2005, to Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and Richard W. Davies. Exhibit 10.5 to the registrant’s report on Form 8-K, filed March 15, 2005, is incorporated by reference.

10.7†	Amendment, dated as of March 14, 2005, to Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and W. Robert Murphy. Exhibit 10.6 to the registrant’s report on Form 8-K, filed March 15, 2005, is incorporated by reference.

Number	Description

10.8†	Amendment, dated as of March 14, 2005, to Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and James H. Biggart. Exhibit 10.7 to the registrant’s report on Form 8-K, filed March 15, 2005, is incorporated by reference.

10.9†	Amendment, dated as of March 14, 2005, to Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and Gary N. Amato. Exhibit 10.8 to the registrant’s report on Form 8-K, filed March 15, 2005, is incorporated by reference.

10.10†	Grantor Trust For Senior Management Plans Trust Agreement, dated as of March 14, 2005, between Hubbell Incorporated and The Bank of New York, as Trustee. Exhibit 10.9 to the registrant’s report on Form 8-K, filed March 15, 2005, is incorporated by reference.

10.11†	Grantor Trust For Non-Employee Director Plans Trust Agreement, dated as of March 14, 2005, between Hubbell Incorporated and The Bank of New York, as Trustee. Exhibit 10.10 to the registrant’s report on Form 8-K, filed March 15, 2005, is incorporated by reference.

31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2*	Certification of Interim Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certification of Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith

†	This exhibit constitutes a management contract, compensatory plan, or arrangement
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBBELL INCORPORATED

Dated: August 4, 2005
/s/ Gregory F. Covino
Gregory F. Covino
Corporate Controller and Interim Chief Financial Officer