Form 10-Q
period 2005-09-30
HUBBELL INC
filed 2005-11-04
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of October 28, 2005 were 9,210,133 and 51,471,681, respectively.

HUBBELL INCORPORATED

HUBBELL INCORPORATED
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Statement of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net sales	$561.1	$525.1	$1,569.2	$1,493.2
Cost of goods sold	396.9	377.7	1,125.2	1,072.9

Gross profit	164.2	147.4	444.0	420.3
Selling & administrative expenses	89.9	83.6	270.2	247.2
Special charges	1.0	1.9	5.2	12.6

Operating income	73.3	61.9	168.6	160.5

Investment income	2.5	1.3	7.0	3.5
Interest expense	(5.3)	(5.2)	(15.4)	(15.4)
Other income (expense), net	(0.2)	0.8	(0.1)	0.3

Total other income (expense)	(3.0)	(3.1)	(8.5)	(11.6)

Income before income taxes	70.3	58.8	160.1	148.9
Provision for income taxes	21.8	17.3	47.1	42.0

Net Income	$48.5	$41.5	$113.0	$106.9

Earnings Per Share
Basic	$0.80	$0.68	$1.85	$1.76

Diluted	$0.79	$0.67	$1.82	$1.74

Average number of common shares outstanding
Basic	60.7	60.9	61.1	60.6

Diluted	61.5	61.9	62.0	61.5

Cash Dividends Per Common Share	$0.33	$0.33	$0.99	$0.99

See notes to condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Balance Sheet
(in millions)

	(unaudited)
	September 30, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$167.1	$125.9
Short-term investments	101.3	215.6
Accounts receivable, net	341.2	288.5
Inventories, net	224.9	216.1
Deferred taxes and other	39.0	46.3

Total current assets	873.5	892.4

Property, Plant, and Equipment, net	266.1	261.8
Other Assets
Investments	79.7	65.7
Goodwill	351.6	326.6
Intangible assets and other	126.0	95.9

Total Assets	$1,696.9	$1,642.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term and current portion of long-term debt	$108.1	$99.9
Accounts payable	145.9	132.1
Accrued salaries, wages and employee benefits	39.9	46.8
Accrued income taxes	41.2	24.4
Dividends payable	20.0	20.2
Other accrued liabilities	90.2	85.9

Total current liabilities	445.3	409.3

Long-Term Debt	199.2	199.1
Other Non-Current Liabilities	96.3	89.7

Total liabilities	740.8	698.1
Commitments and contingencies
Shareholders’ Equity	956.1	944.3

Total Liabilities and Shareholders’ Equity	$1,696.9	$1,642.4

See notes to condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Statement of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended
	September 30
	2005	2004
Cash flows from Operating Activities
Net income	$113.0	$106.9
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of asset	(0.5)	(1.5)
Depreciation and amortization	36.7	37.5
Deferred income taxes	3.0	0.7
Non-cash special charges	0.7	7.8
Changes in assets and liabilities:
(Increase) in accounts receivable	(49.0)	(70.3)
(Increase) in inventories	(1.5)	(5.5)
Decrease in other current assets	6.3	6.2
Increase in accounts payable	11.5	16.7
Increase in other current operating liabilities	9.0	35.6
Changes in other assets and liabilities, net	7.4	7.5
Contribution to domestic, qualified, defined benefit pension plans	(10.0)	—
Other, net	3.5	4.0

Net cash provided by operating activities	130.1	145.6

Cash flows from Investing Activities
Acquisitions of businesses, net of cash acquired	(53.2)	—
Capital expenditures	(46.6)	(26.0)
Proceeds from disposition of assets	2.8	9.3
Purchases of available-for-sale investments	(200.4)	(342.1)
Proceeds from sale of available-for-sale investments	283.3	269.4
Proceeds from held-to-maturity investments	17.2	—
Other, net	2.0	3.6

Net cash provided by (used in) investing activities	5.1	(85.8)

Cash flows from Financing Activities
Borrowings under money market loan	7.5	—
Payment of other debt	(0.7)	—
Payment of dividends	(60.5)	(59.8)
Proceeds from exercise of stock options	19.6	20.9
Repurchases of common shares	(59.1)	(4.8)

Net cash used in financing activities	(93.2)	(43.7)

Effect of foreign exchange rate changes on cash and cash equivalents	(0.8)	—

Increase in cash and cash equivalents	41.2	16.1
Cash and cash equivalents
Beginning of period	125.9	104.2

End of period	$167.1	$120.3

See notes to condensed consolidated financial statements.

HUBBELL INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, or “registrant”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
     The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.
     Auction rate securities are classified as Short-term investments in the Condensed Consolidated Balance Sheet and, accordingly, related purchases and sales have been classified as available-for-sale investments in the Condensed Consolidated Statement of Cash Flows. Auction rate securities were classified as Cash and cash equivalents as of September 30, 2004. Classification of prior year amounts in the Condensed Consolidated Statement of Cash Flows has been revised to conform to the current year presentation. Certain other prior year amounts in the Condensed Consolidated Statement of Cash Flows have been reclassified to conform with the current year presentation.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2004.
Recently Issued Accounting Standards
     In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143” (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. The term refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the Company’s control. FIN 47 is effective no later than December 31, 2005 for the Company. The Company is currently evaluating the effect of FIN 47 on the results of operations, financial condition and cash flows.
2. Business Acquisition
     In the third quarter of 2005, the Company acquired four businesses through separate transactions. Total cash expended in the third quarter of 2005 on these acquisitions, including fees and expenses and net of cash acquired, was $47.7 million. In the first quarter of 2005, the Company acquired one business for a purchase price of $5.5 million including fees and expenses and net of cash acquired. The Company had no acquisitions in the first nine months of 2004.
     A total of $23.5 million of purchase price including fees and expenses is attributable to the purchase of two businesses in the Industrial Technology segment; one which manufactures pressure switches for industrial markets and the other which manufacturers contactors and switches used in the locomotive and industrial markets.
     A total of $11.2 million of purchase price including fees and expenses is attributable to the purchase of a harsh and hazardous lighting company located in the United Kingdom (“UK”), which has been added to the Electrical segment.
     A total of $18.5 million of purchase price including fees and expenses and net of cash acquired and debt assumed is attributable to the purchase of two businesses in the Power segment; a civil anchor business and a Brazilian manufacturer of surge arresters, cutouts and other products serving the utility industry.

     The following summarizes the preliminary results of the purchase accounting for the five acquisitions completed in the first nine months of 2005 (in millions):

Total purchase price including fees and expenses and net of cash acquired	$53.2
Fair value allocated to net assets acquired	12.2
Amounts allocated to intangible assets	12.9
Amounts allocated to goodwill	28.1
     Intangible assets identified consist primarily of tradenames and customer lists. The tradenames are being amortized over a period of 30 years. The customer lists and other intangibles are generally amortized over periods ranging from 7-15 years. The Company has not yet completed the valuation and allocation of the purchase price for the acquisitions that occurred in the third quarter of 2005. Accordingly, these amounts may be subject to adjustment in subsequent quarters. The acquisitions have been included in the Company’s consolidated financial statements from the respective dates of acquisition.
3. Stock-Based Compensation
     The Company accounts for employee stock option and performance plans using the intrinsic value method of accounting for such plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” where compensation expense per option granted is measured as the excess, if any, of the quoted market price of the Company’s stock at the measurement date over the exercise price.
     In December 2004, FASB issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS No. 123 (R)”). SFAS No. 123(R), which requires expensing of stock options and other share-based payments, replaces FASB’s earlier SFAS No. 123 and supersedes APB Opinion No. 25. This standard will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost will be recognized over the vesting period. SFAS No. 123(R) is effective in fiscal years beginning after June 15, 2005 for public companies. Accordingly, the Company expects to adopt the standard on January 1, 2006.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for stock options for the three and nine months ended September 30, 2005 and 2004 (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net income, as reported	$48.5	$41.5	$113.0	$106.9
Deduct: Stock-based employee compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(1.6)	(1.4)	(4.7)	(4.1)

Pro forma Net income	$46.9	$40.1	$108.3	$102.8

Earnings per share:
Basic — as reported	$0.80	$0.68	$1.85	$1.76
Basic — pro forma	$0.77	$0.66	$1.77	$1.69
Diluted — as reported	$0.79	$0.67	$1.82	$1.74
Diluted — pro forma	$0.76	$0.65	$1.75	$1.67

4. Inventories
     Inventories are comprised of the following (in millions):

	September 30,	December 31,
	2005	2004
Raw Material	$78.7	$77.9
Work-in-Process	49.7	49.7
Finished Goods	145.0	136.2

	273.4	263.8
Excess of FIFO costs over LIFO cost basis	(48.5)	(47.7)

Total	$224.9	$216.1

5. Earnings Per Share
     The following table sets forth the computation of earnings per share for the three and nine months ended September 30, 2005 and 2004 (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net income	$48.5	$41.5	$113.0	$106.9

Weighted average number of common shares outstanding—Basic	60.7	60.9	61.1	60.6
Potential dilutive shares	0.8	1.0	0.9	0.9

Average number of shares outstanding —Diluted	61.5	61.9	62.0	61.5

Earnings per share —Basic	$0.80	$0.68	$1.85	$1.76

Earnings per share —Diluted	$0.79	$0.67	$1.82	$1.74

     Options to purchase shares of common stock are not included in the computation of diluted earnings per share when the effect would be anti-dilutive. For the three months ended September 30, 2005 and 2004 there were 1.4 million and 0.6 million anti-dilutive options outstanding, respectively. For the nine months ended September 30, 2005 and 2004 there were 1.0 million and 1.6 million anti-dilutive options outstanding, respectively.
6. Goodwill and Other Intangible Assets
     Changes in the carrying amount of goodwill for the nine months ended September 30, 2005, by segment, were as follows (in millions):

	Segment
			Industrial
	Electrical	Power	Technology	Total
Balance December 31, 2004	$172.3	$112.7	$41.6	$326.6
Acquisitions	7.5	9.1	11.5	28.1
Translation adjustments	(3.8)	0.7	—	(3.1)

Balance September 30, 2005	$176.0	$122.5	$53.1	$351.6

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
     Identifiable intangible assets are recorded in “Intangible assets and other” in the Condensed Consolidated Balance Sheet and at September 30, 2005 include approximately $21.5 million of indefinite-lived intangible assets not subject to amortization and $23.0 million of intangibles with definite lives that are being amortized and are presented net of accumulated amortization of $3.7 million. Amortization expense is expected to be approximately $2.2 million per year over the next three years and $1.9 million for the two years thereafter. Indefinite-lived intangible assets primarily represent tradenames related to the Lighting Corporation of America (“LCA”) acquisition. Definite-lived intangible assets primarily represent tradenames, customer lists, trademarks and patents.

7. Shareholders’ Equity
     Shareholders’ equity is comprised of the following (in millions, except share and per share amounts):

	September 30,	December 31,
	2005	2004
Common stock, $.01 par value:
Class A — authorized 50,000,000 shares; Outstanding 9,210,811 and 9,350,747 shares	$0.1	$0.1
Class B — authorized 150,000,000 shares; Outstanding 51,390,514 and 51,864,128 shares	0.5	0.5
Additional paid-in capital	247.2	280.7
Retained earnings	717.1	664.5
Unearned compensation	(1.1)	—
Accumulated other comprehensive income (loss), net of tax:
Pension liability adjustment	(1.9)	(1.9)
Cumulative translation adjustment	(4.6)	2.1
Cash flow hedge loss	(1.1)	(1.7)
Unrealized loss on investments	(0.1)	—

Total Accumulated other comprehensive loss	(7.7)	(1.5)

Total Shareholders’ equity	$956.1	$944.3

8. Special Charges
     Special charges in the third quarter of 2005 and 2004 reflect pretax expenses of $1.2 million and $2.1 million, respectively. Included in these amounts in the third quarters of 2005 and 2004 are $0.2 million of inventory write-downs which were recorded in Cost of goods sold in the Condensed Consolidated Statement of Income.
     Special charges for the first nine months of 2005 and 2004 reflect pretax expenses of $5.9 million and $13.9 million, respectively. Included in the year-to-date 2005 and 2004 special charges are $0.7 million and $1.3 million, respectively, of inventory write-downs which were recorded in Cost of goods sold in the Condensed Consolidated Statement of Income.
     Special charges for the third quarter and first nine months of 2005 and 2004 were the result of actions taken in connection with the programs discussed below.
     Lighting Business Integration and Rationalization Program
     The Company’s ongoing lighting business integration and rationalization program (“the Program”) was initiated in 2002 following the Company’s acquisition of LCA and relates to both the integration and rationalization of the Company’s acquired and legacy lighting operations.
     All charges recorded in the third quarters of 2005 and 2004 were a result of the Program and consist of a series of actions related to the consolidation of manufacturing, sales and administrative functions occurring throughout the commercial and industrial lighting businesses and the relocation of the manufacturing and assembly of commercial lighting fixture products to low cost countries. The 2005 third quarter charge consisted of $0.7 million of facility exit and transition costs, $0.3 million of severance and related benefit costs, and $0.2 million of inventory write-downs. The 2004 third quarter special charge primarily consisted of $1.3 million of severance costs and also included $0.8 million of facility closure costs and inventory write-downs in connection with the Program.
     Special charges year-to-date related to the Program amounted to $5.0 million and $7.2 million in 2005 and 2004, respectively. These charges are related to the ongoing consolidation and relocation of facilities as noted above. A detailed listing of the year to date charges is included in the table below. In total, a reduction of approximately 780 employees is expected as a result of these actions, of which approximately 520 employees had left the Company as of September 30, 2005.
     Closure of a Wiring Device Factory
     In the second quarter of 2004, the Company announced plans to close a wiring device factory in Puerto Rico. The factory closed during the second quarter of 2005 and production activities have been transferred to existing facilities or outsourced. Approximately 220 employees were affected by this closure. Substantially all affected employees have left the Company.
     In the second quarter of 2005, the Company recorded $0.9 million of pretax special charges consisting of $0.3 million of inventory write-downs and $0.6 million of facility related exit costs. The second quarter 2004 charge of

$6.7 million consisted of $4.5 million of asset impairments and $2.2 million of severance costs. The severance amounts are expected to be fully paid by December 31, 2005.
     The following table sets forth activity with respect to special charges recorded for the nine months ended September 30, 2005 and the status of amounts accrued at September 30, 2005 (in millions):

	Accrued				Accrued
	Balance at	2005	2005 Cash	Non-cash	Balance at
	12/31/04	Provision	Expenditures	Write-downs	9/30/05
Lighting Business Integration and Rationalization Program:
Inventory write-downs	$—	$0.4	$—	$(0.4)	$—
Employee termination costs	1.3	2.2	(2.4)	—	1.1
Exit and integration costs	—	2.4	(2.3)	—	0.1

	1.3	5.0	(4.7)	(0.4)	1.2

Wiring Device Factory Closure:
Inventory write-downs	—	0.3	—	(0.3)	—
Employee termination costs	1.7	—	(1.4)	—	0.3
Other facility exit costs	0.3	0.6	(0.9)	—	—

	2.0	0.9	(2.3)	(0.3)	0.3

Total	$3.3	$5.9	$(7.0)	$(0.7)	$1.5

     A more detailed description of the business objectives associated with these programs is included in “Special Charges” within Management’s Discussion and Analysis.
9. Comprehensive Income
     Total comprehensive income and its components are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net income	$48.5	$41.5	$113.0	$106.9
Foreign currency translation adjustments	(0.3)	(0.5)	(6.7)	(0.8)
Unrealized gain (loss) on investments	(0.1)	0.2	(0.1)	(0.1)
Cash flow hedge net gain (loss)	—	(0.3)	0.6	(0.2)

Comprehensive income	$48.1	$40.9	$106.8	$105.8

10. Segment Information
     The following table sets forth financial information by business segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net Sales:
Electrical	$396.6	$386.2	$1,126.4	$1,106.9
Power	126.6	106.5	335.2	290.2
Industrial Technology	37.9	32.4	107.6	96.1

Total Net Sales	$561.1	$525.1	$1,569.2	$1,493.2

Operating Income:
Electrical	$46.5	$47.5	$115.2	$131.5
Special charges	(1.2)	(2.1)	(5.9)	(13.9)

Total Electrical	45.3	45.4	109.3	117.6
Power	22.4	12.5	49.3	32.1
Industrial Technology	5.6	4.0	14.6	10.8

Subtotal	73.3	61.9	173.2	160.5
Unusual item	—	—	(4.6)	—

Total Operating Income	73.3	61.9	168.6	160.5
Other income (expense), net	(3.0)	(3.1)	(8.5)	(11.6)

Income before income taxes	$70.3	$58.8	$160.1	$148.9

     The unusual item of $4.6 million, pretax, represents transactional expenses consisting of legal, accounting and consulting fees incurred in support of the Company’s strategic growth initiatives. These costs are included in selling and administrative expenses and are not allocated to any one business segment for management reporting purposes.
11. Pension and Other Benefits
     The following table sets forth the components of costs for pension, post-retirement and postemployment benefits for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Pension Benefits				Other Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30		September 30		September 30		September 30
	2005	2004	2005	2004	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$3.9	$3.6	$11.8	$10.7	$0.1	$0.1	$0.2	$0.3
Interest cost	7.1	6.9	21.3	20.6	0.5	0.7	1.6	2.0
Expected return on plan assets	(8.1)	(7.3)	(24.5)	(21.8)	—	—	—	—
Amortization of prior service cost	0.1	0.1	0.3	0.3	—	—	(0.1)	—
Amortization of actuarial losses	0.4	0.3	1.2	0.9	0.1	0.2	0.3	0.4

Net periodic benefit cost	$3.4	$3.6	$10.1	$10.7	$0.7	$1.0	$2.0	$2.7

Employer Contributions
     The Company expects to contribute $20-$25 million to its domestic, defined benefit pension plans and $2-$3 million to its international plans in 2005. In the second quarter of 2005, the Company made a $10 million voluntary contribution to its domestic, non-qualified defined benefit pension plans. The Company expects to make another voluntary contribution in the fourth quarter of 2005 in the range of $10-$15 million to its domestic, defined benefit pension plans. Contributions made to the Company’s international plans consisted of normal recurring payments and are not significant.

12. Guarantees
     The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.
     The Company records a liability equal to the fair value of guarantees in the Condensed Consolidated Balance Sheet in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”). As of September 30, 2005, the fair value and maximum potential payment related to the Company’s guarantees were not material. The Company may enter into various hedging instruments which are subject to disclosure in accordance with FIN 45. As of September 30, 2005, the Company had three individual forward exchange contracts outstanding each for the purchase of $1.0 million U.S. dollars which expire ratably each month through December 2005. These contracts were entered into in order to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases. These contracts have been designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
     The Company offers a product warranty which covers defects on most of its products. These warranties primarily apply to products that are properly used for their intended purpose, installed correctly, and properly maintained. The Company generally accrues estimated warranty costs at the time of sale. Estimated warranty expenses are based upon historical information such as past experience, product failure rates, or the number of units to be repaired. Adjustments are made to the product warranty cost accrual as claims are incurred or as historical experience indicates. The product warranty cost accrual is reviewed for reasonableness on a quarterly basis and is adjusted as additional information regarding expected warranty costs become known. Changes in the accrual for product warranties in the first nine months of 2005 are set forth below (in millions):

Balance at December 31, 2004	$4.0
Provision	1.3
Expenditures	(1.5)

Balance at September 30, 2005	$3.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW AND SUMMARY OF BUSINESS STRATEGY
Overview
     In the third quarter of 2005, net sales increased 6.9% compared with the third quarter of 2004 primarily as a result of higher shipments and selling price increases at our Power and Industrial Technology segments. Within the Electrical segment, sales increased 2.7% as higher selling prices year-over-year were substantially offset by lower unit volumes. For the first nine months of 2005, net sales increased 5.1% compared to the first nine months of 2004 as all business segments reported higher sales. The year-over-year increase is due to the impact of selling price increases, higher shipments in our Power and Industrial Technology segments and, to a lesser extent, acquisitions.
     During 2004 and continuing into the first nine months of 2005, many of the business units within each segment announced and implemented selling price increases. These announcements were a result of significant increases in the cost of materials and components used in our products such as steel, copper, aluminum, zinc, bronze and lighting ballasts. In addition, higher energy related costs due to record high oil prices also negatively impacted transportation and utility costs. While the cost of certain commodities have moderated throughout the third quarter, particularly steel, these costs remain on average 40%-60% higher than the cost levels experienced at the start of 2004. Energy related costs including freight and utilities have escalated throughout the first nine months of 2005. Many of our businesses have been successful at realizing price increases to offset these higher costs, while other businesses have encountered more resistance in the market to pricing adjustments, particularly within the Electrical segment.
     The ongoing recovery in the general economy had a positive effect on the level of customer orders in the third quarter of 2005, although the pace and magnitude of recovery within our served markets is mixed. The utility market order intake increased in response to the unprecedented levels of storm activity that hit the Gulf region of the U.S. In addition, utility capital and maintenance, repair, and operations spending continues to increase, both domestically and in overseas markets. Industrial markets have improved year-over year on higher capital spending and higher domestic plant and equipment investment levels. The residential markets have been stronger than predicted through the first nine months of 2005 as low mortgage interest rates continue to drive home sales. The non-residential construction markets remain below prior year levels and have not shown signs of sustained recovery from lower levels of market activity.
     Operating income increased and operating margin improved by 1.3 percentage points for the third quarter of 2005 compared to the third quarter of 2004. Higher operating margin was due to the favorable effects of higher selling prices, lower product costs from strategic sourcing initiatives, productivity gains and a reduction in special charges. For the first nine months of 2005, operating income increased and operating margins were unchanged compared to the first nine months of 2004. Operating margins were favorably impacted by higher selling prices, lower product costs and a lower level of expense related to special charges. However, these positive impacts were offset by unabsorbed manufacturing costs as a result of lower unit volumes, higher transportation and utility costs and higher selling and administrative costs. Part of the increase in administrative expenses in the first nine months of 2005 was due to the recording of an unusual item of $4.6 million, pretax, in the first quarter of 2005 for transactional expenses consisting of legal, accounting and consulting fees incurred in support of our strategic growth initiatives.
Summary of Business Strategy
     Our business strategy continues to incorporate the following objectives:
•	Transformation of business processes. The Company is committed to applying lean process improvement techniques throughout the enterprise to eliminate waste, improve efficiency and create speed and certainty in decision making. We are still in the early stages of a long-term initiative to implement lean processes throughout the Company. We have been successful at transforming major areas of our factories, warehouses and offices. As a result, we have reduced inventories and floor space, and generated productivity gains in our processes.

•	Working capital efficiency. We continue to focus on improving our working capital efficiency which emphasizes improved inventory management, faster collection of accounts receivable and negotiation of more favorable supplier payment terms. Working capital efficiency is principally measured as the percentage of trade working capital (inventory, plus accounts receivable, less accounts payable) divided by annual net sales. In the first nine months of 2005, average trade working capital as a percentage of sales was 18.9% versus 18.1% in the first nine months of 2004. Inventory reduction continues to be our principal area of focus to improve working capital efficiency.

•	Lighting integration and cost reduction. We continue to execute a multi-year program to integrate and rationalize our lighting business following the acquisition of LCA in 2002. Actions include facility consolidations, workforce reductions and product rationalizations. Integral to this initiative is increased product and component sourcing from low cost countries. Annualized savings from these actions are estimated to range from $20-$30 million, pretax, when fully realized in 2007. Savings are expected to be realized primarily in the form of increased manufacturing productivity and lower administrative costs in the affected lighting businesses. However, a portion of these savings has been and will be used to offset cost increases and other competitive pressures as opposed to adding directly to the profitability of the Electrical segment.

•	Global sourcing. We continue to focus on expanding our global product and component sourcing and supplier cost reduction program. We continue to consolidate suppliers, utilize reverse auctions, and partner with vendors to shorten lead times, improve quality and delivery and reduce costs. Approximately 20% of the value of total product purchases is currently sourced from low cost countries and we expect to increase this amount over the next several years.

•	Acquisitions in our core markets. We continue to seek prospective acquisitions that would enhance our core electrical component businesses — wiring systems, lighting fixtures and controls, rough-in electrical products, and utility products. Our ability to finance substantial growth continues to be strong. In the first nine months of 2005, we completed five small but strategic business acquisitions, two in our Power segment, two in our Industrial Technology segment and one in our Electrical segment.

•	Common, enterprise-wide information system. A multi-year program is underway to provide a state-of-the-art information system to meet the needs of our business. SAP software is being installed across all businesses in a series of staged implementations. The first implementation took place in the fourth quarter of 2004 and the second implementation took place in October 2005. Approximately half of the total planned users are now using the SAP software. The remaining two “go-lives” are scheduled to be completed by the end of 2006. The enterprise-wide business system is expected to provide several benefits:
— Standardization of business processes and information with improved analysis of business drivers and operational performance.
— Common, standardized interfaces with our customers and suppliers.
— Improved support of our cost reduction and process improvement initiatives.
— Rapid integration of acquired businesses.
     In connection with this program, we expensed costs directly associated with the implementation of approximately $4.8 million and $7.1 million in the first nine months of 2005 and 2004, respectively. Also in the first nine months of 2005 and 2004, we capitalized $15.8 million and $8.9 million, respectively, of costs (recorded in “Intangible assets and other” in the Condensed Consolidated Balance Sheet) primarily related to implementation consulting fees and expenses associated with the program. Management estimates full year 2005 expense will be in a range of $8-$10 million, pretax, and capitalized costs will be in the range of $18-$20 million associated with this program. Total program spending should approximate $50-$60 million, pretax, on the business system initiative — from inception in late 2003 through the end of 2006 — of which approximately $30-$35 million will be capitalized (and amortized over 5 years) and $20-$25 million will be expensed as incurred.

SUMMARY OF CONSOLIDATED RESULTS
In millions, except per share data

	Three Months Ended				Nine Months Ended
	September 30				September 30
		% of		% of		% of		% of
	2005	Net sales	2004	Net sales	2005	Net sales	2004	Net sales
Net sales	$561.1		$525.1		$1,569.2		$1,493.2
Cost of goods sold	396.9	70.7%	377.7	71.9%	1,125.2	71.7%	1,072.9	71.9%

Gross profit	164.2	29.3%	147.4	28.1%	444.0	28.3%	420.3	28.1%
Selling & administrative expenses	89.9	16.0%	83.6	15.9%	270.2	17.2%	247.2	16.6%
Special charges	1.0	0.2%	1.9	0.4%	5.2	0.3%	12.6	0.8%

Operating income	73.3	13.1%	61.9	11.8%	168.6	10.7%	160.5	10.7%

Earnings per share — diluted	$0.79		$0.67		$1.82		$1.74
Net Sales
     Net sales for the third quarter of 2005 increased 6.9% versus the third quarter of 2004. We estimate that selling price increases accounted for approximately 3-4 percentage points of the year-over-year increase in sales. The remainder of the increase is primarily due to storm related shipments in the Power segment, increased sales from new products and acquisitions. Net sales for the first nine months of 2005 increased 5.1% compared to the same period of 2004. The majority of the increase is a result of the carryover effect of price increases implemented throughout 2004 and 2005, higher shipments in the Power segment and several small acquisitions. Although underlying demand in many of our core markets has improved year-over-year, continued softness in commercial construction markets, which represent our largest served market, negatively affected orders and sales particularly in the Electrical segment. Currency translation had no material impact on sales in the third quarter or in the first nine months of 2005 versus the comparable periods of 2004.
     Sales to the residential market increased approximately 18% and 10%, respectively, in the third quarter and the first nine months of 2005, versus the comparable periods in 2004, primarily resulting from higher shipments and, to a lesser extent, higher selling prices. Residential sales represented approximately 15% of the Company’s consolidated net sales for the first nine months of 2005.
Gross Profit
     Gross profit margin increased 120 basis points in the third quarter of 2005 to 29.3% from 28.1% in the third quarter of 2004. For the first nine months of 2005, the gross profit margin percentage was 28.3% compared to 28.1% for the same period of 2004. Gross profit margin in both the quarter and first nine months of 2005 were positively impacted by the favorable effects of higher selling prices, lower product costs from strategic sourcing initiatives, productivity gains and cost savings from our lighting integration program. Substantially offsetting these increases on a year-to-date basis versus 2004 were the negative impact of unabsorbed factory costs in certain of our manufacturing plants as a result of lower unit volumes and higher year-over-year energy prices, which have negatively impacted costs including transportation and utilities.
Selling & Administrative (S&A) Expenses
     Total S&A expenses increased 7.5% in the third quarter of 2005 compared to the same period of 2004 primarily due to increased sales, higher expenses related to our enterprise-wide information systems initiative and costs associated with new product initiatives. As a percentage of sales, selling and administrative expenses were 16.0% in the third quarter of 2005 compared to 15.9% in the third quarter of 2004. For the first nine months of 2005, selling and administrative expenses increased 9.3% compared to the same period in 2004. The increase is due to higher expenses associated with the information systems initiative, new product launches and an unusual item recorded in the first quarter of 2005. The unusual item consisted of $4.6 million, pretax, of transactional expenses in support of our strategic growth initiatives. The information systems initiative generated higher year-over-year costs for the first nine months of 2005 compared to 2004 primarily due to higher resource needs in support of both legacy and SAP information platforms and amortization of capitalized implementation costs.

Special Charges
     Special charges recorded in the 2005 third quarter and year-to-date reflect expenses of $1.2 million and $5.9 million, respectively. The $1.2 million charge in the third quarter and $5.0 million of the year-to-date charges relate to the ongoing lighting business integration and rationalization program. The remaining $0.9 million special charge on a year-to-date basis is related to the 2004 closure of a wiring device factory in Puerto Rico. Special charges recorded in the 2004 third quarter and year-to-date reflected expenses of $2.1 million and $13.9 million, respectively. The $2.1 million charge in the third quarter and $7.2 million of the year-to-date charge related to the lighting program and the remaining $6.7 million of the year-to-date charge pertained to the Puerto Rico factory closure.
     The following table summarizes activity with respect to special charges for the nine months ending September 30, 2005 and 2004 (in millions):

	CATEGORY OF COSTS
		Facility Exit
		and	Inventory
Year/Program	Severance	Integration	Write-Downs*	Asset Impairments	Total
2005
Lighting integration	$2.2	$2.4	$0.4	$—	$5.0
Other capacity reduction	—	0.6	0.3	—	0.9
2004
Lighting integration	2.0	1.9	1.3	2.0	7.2
Other capacity reduction	2.2	—	—	4.5	6.7

*	Included in Cost of goods sold
Lighting Business Integration and Rationalization Program
     The integration and streamlining of our lighting operations is a multi-year initiative. Individual projects within the Program consist of factory, office and warehouse closures, personnel realignments, and costs to streamline and combine product offerings. Total costs from the start of the Program in 2002 through its expected completion in 2006 are estimated to range from $60-$70 million. In addition, capital expenditures of $40-$50 million are forecast, most of which has not been spent. State and local tax incentives are expected to be available to offset certain of these costs. Program costs related to severance, asset impairments, and facility closures in conjunction with exit activities are generally reflected as Special charges within the Condensed Consolidated Statement of Income. Inventory write-downs related to exit activities are recorded as a component of Cost of goods sold. Other costs associated with the Program are recorded as Cost of goods sold or Selling & administrative expenses depending on the nature of the cost.
     The Program is comprised of three phases. Phase I began in 2002 soon after the LCA acquisition was completed and consisted of many individually identified actions totaling approximately $30 million. In accordance with applicable accounting rules, amounts were expensed either as actions were approved and announced or as costs were incurred. Reorganization actions primarily consisted of factory closures, warehouse consolidations and workforce realignment in connection with integrating the acquired operations with Hubbell’s legacy lighting operations. These programs are substantially completed. Approximately $2.3 million of severance and exit costs in the first nine months of 2005 relate to these initiatives. See further detail of these actions in the Company’s Annual Report on Form 10-K for the year ending December 31, 2004.
     Phase II of the Program began in the second quarter of 2004. Many of the actions contemplated were similar to actions completed or underway from Phase I. However, these actions were increasingly focused on rationalizing the combined businesses. In the second quarter of 2004, a commercial products plant closure was announced and charges of $3.0 million were recorded, primarily for asset impairments. In the third quarter of 2004, we announced two actions: (1) consolidation of selling, administrative and engineering office support functions within the commercial lighting business, and (2) the selection of Greenville, SC as the site for a new $35-$40 million lighting headquarters facility to be constructed over the next two years. In addition, in the 2004 fourth quarter, a further move of commercial lighting manufacturing to Mexico was approved. The cost of the office functions consolidation is estimated at $3 million, consisting of primarily cash expenditures for employee severance and relocation, the latter of which is included in S&A expenses as incurred. The cost of the plant consolidations is estimated at $18-$22 million, consisting of approximately $4-$5 million of capital expenditures and $14-$17 million of expense, occurring over the next fifteen months.

     In 2005, we announced the final Phase II action consisting of the consolidation and closure of a commercial lighting leased office complex. In the first nine months of 2005, $1.3 million primarily severance costs were recorded in connection with the announcement. Approximately 40 people were affected by this action all of whom have left the Company by the end of the third quarter of 2005. Phase II costs in the first nine months of 2005 totaled approximately $5.5 million. In total, Phase II actions are expected to result in $20-$25 million of expense through the end of 2006. Approximately 70%-80% of the total amount to be expensed is expected to be associated with cash outlays. Excluding the new headquarters facility, $5-$7 million of capital expenditures are forecast to be required for these projects. Cash outlays in 2005 are expected to range from $7-$9 million, excluding capital costs of $10-$15 million.
      In 2006, an additional $10-$15 million of final Phase III program costs are expected to be approved under the Program. Cash expenditures are estimated to be approximately 50% of this amount.
Other Capacity Reduction Actions
     In addition to the Program within the lighting business, in the second quarter of 2004, we announced the closure of a 92,000 square foot wiring device factory in Puerto Rico. Increased productivity facilitated by lean initiatives and cost savings opportunities resulting from low cost country sourcing contributed to the decision to close this leased facility. As a result, $7.2 million in special charges were recorded for the full year 2004 in the Electrical segment of which $4.9 million related to impairments to fixed assets, $2.0 million provided for severance costs and $0.3 million related to facility exit costs. During the second quarter of 2005, the factory closed and substantially all employees left the Company. In the second quarter of 2005, we recorded special charges of $0.9 million associated with this closure, of which $0.3 million was inventory write-downs and $0.6 million related to additional facility exit costs. Only the severance and exit costs will result in a cash outlay. Annual, pretax savings from these actions are expected to be $3-$5 million when fully implemented in 2006, with the entire amount benefiting Cost of goods sold in the Electrical segment. Net benefits realized in the segment are likely to be lower and will be used to offset cost increases and other competitive pressures.
Other Income/Expense
     In the third quarter and first nine months of 2005, investment income increased compared to the third quarter and first nine months of 2004 due to higher average investment balances and higher average interest rates earned on cash and investments. Interest expense was essentially unchanged in the third quarter and first nine months of 2005 versus the comparable periods in 2004 as a result of a consistent amount of fixed rate indebtedness.
Income Taxes
     The effective tax rate for the third quarter of 2005 of 31.0% was higher than the effective tax rate of 29.4% in the third quarter of 2004 primarily due to $1.9 million of tax recorded in 2005 for an anticipated dividend repatriation related to the American Jobs Creation Act of 2004. The effective tax rate for the first nine months of 2005 was 29.4% compared to 28.2% in the first nine months of 2004.
     The U.S. federal tax benefits derived from our Puerto Rico operations are currently set to expire on December 31, 2005. We have certain operations in Puerto Rico that are eligible for U.S. tax benefits under Section 936/30A of the Internal Revenue Code. With the impending December 31, 2005 expiration of these U.S. federal tax benefits, we are taking steps to maintain a portion of the favorable tax rate effect these benefits currently provide. Specifically, we intend to convert our Puerto Rico operations to two wholly-owned, controlled foreign corporations and shift more production to low cost sources. We also intend to permanently reinvest the earnings from these operations outside the U.S. As permitted in APB Opinion No. 23, “Accounting for Income Taxes,” we do not provide U.S. income taxes on a controlled foreign corporation’s undistributed earnings that are intended to be permanently reinvested outside the U.S. Therefore, our effective tax rate following expiration of these tax benefits should reflect the permanent reinvestment of these foreign earnings outside the U.S. See further information with regards to these tax benefits in Note 13 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2004.
Net Income and Earnings Per Share
     Net income and diluted earnings per share increased in the third quarter and first nine months of 2005 compared to the third quarter and first nine months of 2004 primarily due to higher sales, increased gross profit margins and lower special charges, partially offset by higher S&A expenses and an increase in the effective tax rate.

Segment Results
Electrical

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(In millions)
Net sales	$396.6	$386.2	$1,126.4	$1,106.9
Operating income	45.3	45.4	109.3	117.6
Operating margins	11.4%	11.8%	9.7%	10.6%
     Electrical segment sales increased 2.7% and 1.8%, respectively, in the third quarter and first nine months of 2005 versus the comparable periods of 2004. The increase in both the quarter and first nine months was primarily due to higher selling prices which have been partially offset by lower unit volumes. Higher selling prices have been realized in most of the businesses within the segment as a result of cost increases, primarily related to higher raw material, energy and freight costs.
     Sales in our lighting business were essentially unchanged in the 2005 third quarter and year-to-date versus the comparable prior year periods as higher residential fixture sales were substantially offset by lower shipments of commercial and industrial lighting fixtures. Residential products continue to benefit from favorable market conditions and market share gains, while the commercial and industrial lighting businesses were negatively impacted by lower levels of construction projects in the U.S. Lower levels of market activity have intensified competitiveness and made price realization difficult.
     Sales of wiring systems in the third quarter and for the first nine months of 2005 were level with sales reported in the comparable prior year periods, as stronger industrial market demand was offset by weak commercial markets. For the first nine months of 2005, rough-in electrical products posted higher sales mainly as a result of higher selling prices, partially offset by lower volume due to weak commercial markets. Harsh and hazardous products reported double digit increases in sales for the quarter and first nine months of 2005 due to higher project activity related to strong oil and gas markets worldwide.
     Operating margin in the segment was lower in the third quarter and first nine months of 2005 versus the comparable periods in 2004 primarily due to unabsorbed costs in our manufacturing facilities resulting from lower unit volumes, as well as higher commodity raw material, freight and utility costs which were not fully offset by selling price increases. In addition, operating margins in our wiring systems business were negatively affected year-over-year versus 2004 by higher costs and training and processing inefficiencies associated with the implementation of the SAP business system. Harsh and hazardous margins were higher year-over-year, consistent with sales, due to higher order input levels and a better mix of sales. Special charges in the third quarter and first nine months of 2005 for the lighting program were $1.2 million and $5.0 million compared to $2.1 million and $7.2 million in the third quarter and first nine months of 2004, respectively. See discussions above under “Special Charges”.
Power

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(In millions)
Net sales	$126.6	$106.5	$335.2	$290.2
Operating income	22.4	12.5	49.3	32.1
Operating margins	17.7%	11.7%	14.7%	11.1%
     Net sales in the Power segment increased 18.9% and 15.5%, respectively, in the third quarter and first nine months of 2005 versus the comparable periods in 2004. The increase in both the quarter and first nine months was primarily due to the unprecedented level of storm activity, the carryover effect of price increases and the addition of two acquisitions. Numerous price increases were implemented across all product lines throughout 2004 and into 2005 where costs have risen due to increased metal and energy costs. We estimate that price increases accounted for approximately one-third of the quarter-over-quarter sales increase. The two acquisitions in this segment also accounted for approximately one-third of incremental third quarter sales versus the third quarter of 2004. Increased storm activity primarily related to Hurricanes Katrina and Rita accounted for most of the remainder of the quarter-over-quarter increase. Operating margins improved in the third quarter and for the first nine months of 2005 versus the comparable periods of 2004 as a result of the increase in volume, an improved mix of higher margin products, productivity improvements including strategic sourcing and lean programs and selling price increases realized above the comparable periods of the prior year.

Industrial Technology

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(In millions)
Net sales	$37.9	$32.4	$107.6	$96.1
Operating income	5.6	4.0	14.6	10.8
Operating margins	14.8%	12.3%	13.6%	11.2%
     Net sales in the Industrial Technology segment increased 17% in the third quarter of 2005 compared to the third quarter of 2004. Many of the businesses within this segment benefited from strong oil and gas markets and improvement in industrial activity as evidenced by rising capacity utilization rates. In addition, we acquired two businesses which accounted for approximately 3 percentage points of the segment sales increase in the quarter versus the third quarter of 2004. For the first nine months of 2005, net sales in the segment increased 12% compared with the same period of 2004 as a result of increased shipments by the businesses which provide controls and reels for industrial markets. These businesses benefited from the general increase in industrial activity which increased the level of incoming customer orders. Operating margins improved in the third quarter and for the first nine months of 2005 versus the comparable periods in 2004 as a result of increased volume, productivity improvements and a more favorable product mix.
Outlook
     Our outlook for full-year 2005 net sales is an increase of 4%-6% over 2004. This includes the carryover benefit of the higher storm orders experienced in the third quarter and the favorable impact of the completed acquisitions.
     Full year 2005 operating margins are forecast to be near the margin levels reported in 2004, before special charges. However, there remains uncertainty from the near term impact of high energy prices and the hurricane damage as well as higher interest rates on overall economic activity. In addition, operating results in the fourth quarter are expected to benefit from a gain of approximately $4-$5 million, pretax, in connection with the anticipated sale of a manufacturing facility in the Electrical segment.
     We are forecasting 2005 diluted earnings per share in a range of $2.55 — $2.65, excluding costs discussed above under “Special Charges”. Special charges are expected to consist primarily of lighting business integration exit costs, estimated to range from $8-$10 million, including inventory write-downs recorded in Cost of goods sold. However, actual charges recorded will be impacted by the nature and timing of management decisions on integration actions and the nature of costs incurred. Certain of these decisions are still under consideration at September 30, 2005.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Nine Months Ended
	September 30
	2005	2004
	(In Millions)
Net cash provided by (used in):
Operating activities	$130.1	$145.6
Investing activities	5.1	(85.8)
Financing activities	(93.2)	(43.7)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.8)	—

Net change in cash and cash equivalents	$41.2	$16.1

     Cash provided by operating activities for the nine months ended September 30, 2005 decreased $15.5 million from the comparable period in 2004. The overall decline in operating cash flow is primarily due to smaller increases in current liabilities as a result of lower levels of growth in the business in the first nine months of 2005 compared to growth levels experienced in the first nine months of 2004, as well as a $10 million contribution to our domestic pension plans. Current liability balances in 2005 have been impacted by higher disbursements primarily related to customer incentive programs and employee incentive compensation compared to disbursement levels in the first nine months of 2004. Accounts receivable increased $49.0 million in the first nine months of 2005 compared to an increase of $70.3 million in the first nine months of 2004, which resulted in a lower use of cash in the 2005 period. Our DSO increased in the first nine months of 2005 versus the comparable period of 2004 primarily due to the timing of customer payments and process inefficiencies in the early part of 2005 associated with the implementation of SAP at our wiring systems business. The systems conversion specifically affected the level of resources devoted to accounts receivable collection efforts, although this situation has improved throughout 2005.
     Cash flows from investing activities provided cash of $5.1 million in the first nine months of 2005 compared to a $85.8 million use of cash in the first nine months of 2004 as a result of higher proceeds from the sale of investments. This increase was partially offset by cash used for the acquisition of businesses and higher capital expenditures in 2005. Net cash used for financing activities increased $49.5 million in the first nine months of 2005 when compared to the same period in 2004 as a result of an increase in repurchases of common shares in the first nine months of 2005 versus the comparable period in 2004.
Investments in the Business
     We define investment in our business to include both normal expenditures required to maintain the operations of our equipment and facilities as well as expenditures in support of our strategic initiatives.
     In the first nine months of 2005, we recorded a total of $48.4 million of capital expenditures of which $32.6 million was additions to property, plant and equipment and $15.8 million was capitalized software in connection with the enterprise-wide business system initiative. Included in the $15.8 million of capitalized software is a net $1.8 million of accrued amounts not yet expended, resulting in cash capital expenditures of $46.6 million.
     We continue to invest in process improvement through our long-term lean initiatives. Although we are in our fourth year of the lean program, we still consider ourselves in the early part of this initiative. We expect benefits from this investment will improve our operating results primarily in the form of increased productivity at our businesses.
     In 2005, we acquired five businesses for a total of approximately $53.2 million. These businesses are expected to provide approximately $50.0 million of annual net sales of which approximately 45% will be added to our Industrial Technology and Power segments, respectively, with approximately 10% added to our Electrical segment. Although not significant to our consolidated results, these acquisitions are part of our core markets growth strategy.
     In September 2003, our Board of Directors approved a stock repurchase program which authorized the repurchase of up to $60.0 million of the Company’s Class A and Class B common stock. As of September 30, 2005, this program was completed. In June 2005, our Board of Directors approved a new stock repurchase program which authorized the repurchase of up to $60.0 million of the Company’s Class A and Class B common stock. Stock repurchases are being implemented through open market and privately negotiated transactions. The timing of such transactions depends on a variety of factors, including market conditions. As of September 30, 2005, approximately $10.5 million was used to repurchase shares under the new program. In total, the Company spent $59.1 million on the repurchase of common shares in the first nine months of 2005 compared to $4.8 million spent on the repurchase of common shares in the first nine months of 2004.
Debt to Capital
     Net Debt, which is defined as total debt less cash and investments, as disclosed below is a non-GAAP measure that may not be comparable to definitions used by other companies. We believe that Net Debt is more appropriate than Total Debt for measuring our financial leverage.

	September 30,	December 31,
	2005	2004
	(In Millions)
Total Debt	$307.3	$299.0
Total Shareholders’ Equity	956.1	944.3

Total Capital	$1,263.4	$1,243.3

Debt to Total Capital	24%	24%
Cash and Investments	$348.1	$407.2
Net Debt (Total debt less cash and investments)	$(40.8)	$(108.2)

     At September 30, 2005, Cash and Investments exceeded Total Debt by $40.8 million compared to $108.2 million of excess Cash and Investments over Total Debt at December 31, 2004. The ratio of Total Debt to Total Capital at September 30, 2005 was 24%, consistent with December 31, 2004.
     At September 30, 2005 and December 31, 2004, our debt primarily consisted of approximately $299.0 million of senior notes, of which approximately $199.0 million was classified as “Long-term debt” and approximately $100.0 million was classified as “Short-term and current portion of long-term debt” in our Condensed Consolidated Balance Sheet. These notes are fixed rate indebtedness, with amounts of $100.0 million and $200.0 million due in 2005 and 2012, respectively. On October 1, 2005, we retired $100.0 million of senior notes utilizing a combination of commercial paper and cash and cash equivalents.
     These notes are not callable and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at September 30, 2005. The most restrictive of these covenants limits our ability to enter into mortgages and sale-leasebacks of property having a net book value in excess of $5.0 million without the approval of the Note holders. Borrowings were also available from committed bank credit facilities up to $200.0 million, although these facilities were not used during the first nine months of 2005. Borrowings under credit agreements generally are available with an interest rate equal to the prime rate or at a spread over the London Interbank Offered Rate (“LIBOR”).
     In addition, in July 2005, we entered into a money market loan to borrow up to 5.0 million pounds sterling. At September 30, 2005, $7.5 million U.S. dollars was outstanding related to this loan. The proceeds were used along with available cash to acquire certain assets of a lighting company located in the U.K. The loan provides for an interest rate of one half of a percentage point above LIBOR. The loan is due within one year and has been classified as “Short-term and current portion of long-term debt” our Condensed Consolidated Balance Sheet.
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
Critical Accounting Policies
     A summary of our significant accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2004. We believe that the application of these policies on a consistent basis enables us to provide the users of our financial statements with useful and reliable information about operating results and financial condition. There have been no changes to these policies since December 31, 2004.
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

Forward-Looking Statements
     Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about capital resources, performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in operating results, anticipated market conditions, and economic recovery are forward looking. Forward-looking statements may be identified by the use of words or phrases, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and variations thereof and similar terms. Discussions of strategies, plans or intentions often contain forward-looking statements. Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:
•	Changes in demand for our products, changes in market conditions, or product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	The amounts of net cash expenditures, benefits—including available state and local tax incentives, the timing of actions, and impact of personnel reductions in connection with the ongoing lighting business integration and rationalization program and other special charges.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	The amounts of cash expenditures, benefits and the timing of actions in connection with our enterprise-wide business system implementation.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected levels of operating cash flow and uses of cash.

•	General economic and business conditions in particular industries or markets.

•	Changes in the actual amount of dividend repatriations versus those anticipated.

•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	A major disruption in one of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations, relocations and the construction of a new lighting headquarters.

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Future levels of indebtedness and capital spending.

•	Ability to complete the transaction and/or realize the estimated gain on sale of building anticipated in the fourth quarter of 2005.
•	Anticipated future contributions and assumptions with respect to pensions.

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Intense or new competition in the markets in which we compete.

•	Ability to carry out future acquisitions in our core businesses and costs relating to acquisitions and acquisition integration costs.

•	Anticipated levels of future sales related to completed acquisitions.

•	Future repurchases of common stock under our common stock repurchase program.

•	Changes in customers’ credit worthiness adversely affecting the ability to continue business relationships with major customers.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Changes in accounting principles, interpretations, or estimates, including the impact of expensing stock options pursuant to SFAS No. 123 (R) and the effect of FIN 47 on financial position, results of operations and cash flows.

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

•	And other factors described in our Securities and Exchange Commission (“SEC”) filings, including the “Business” Section in the Annual Report on Form 10-K for the year ended December 31, 2004.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability and changes in raw material prices, foreign sourcing issues, and interest rates. As noted throughout Management’s Discussion and Analysis, we have seen significant increases in the cost of certain metals used in our products, along with higher energy and freight costs. In addition, the Company’s procurement strategy continues to emphasize an increased level of purchases from international locations, primarily China and India, which subjects the Company to increased political and foreign currency exchange risk. Recent changes in the Chinese government’s policy regarding the value of the Chinese currency versus the U.S. dollar are not expected to have any significant impact on our financial condition, results of operations or cash flows. However, strengthening of the Chinese currency could increase the cost of the Company’s products procured from this country. There has been no significant change in the Company’s strategies to manage these exposures during the first nine months of 2005. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ending December 31, 2004.
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
     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were effective.
     There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     ISSUER PURCHASES OF EQUITY SECURITIES
     In September 2003, the Company’s Board of Directors approved a stock repurchase program and authorized the repurchase of up to $60.0 million of the Company’s Class A and Class B common stock. This program was completed as of September 30, 2005.

					Total	Approximate
					Number of	Dollar Value of
	Total		Total		Shares	Shares
	Number of		Number of		Purchased as	that May Yet Be
	Class A		Class B		Part of Publicly	Purchased Under
	Shares	Average	Shares	Average	Announced	the 2003
	Purchased	Price Paid per	Purchased	Price Paid per	Program	Program
Period	(000’s)	Class A Share	(000’s)	Class B Share	(000’s)	(000’s)
Total as of June 30, 2005						$3,000
July 2005	22	$42.23	—	$—	22	$2,100
August 2005	10	$41.60	—	$—	10	$1,700
September 2005	7	$43.27	29	$47.26	36	$0

Total for the quarter ended September 30, 2005	39	$42.25	29	$47.26	68	$0
     In June 2005, the Company’s Board of Directors approved a new stock repurchase program and authorized the repurchase of up to an additional $60.0 million of the Company’s Class A and Class B common stock. Stock repurchases under the June 2005 program are being implemented through open market and privately negotiated transactions. The timing of such transactions depends on a variety of factors, including market conditions. The Company has no other outstanding stock repurchase programs as of September 30, 2005.

					Total	Approximate
					Number of	Dollar Value of
	Total		Total		Shares	Shares
	Number of		Number of		Purchased as	that May Yet Be
	Class A		Class B		Part of Publicly	Purchased Under
	Shares	Average	Shares	Average	Announced	the 2005
	Purchased	Price Paid per	Purchased	Price Paid per	Program	Program
Period	(000’s)	Class A Share	(000’s)	Class B Share	(000’s)	(000’s)
Total as of June 30, 2005						$60,000
July 2005	—	$—	—	$—	—	$60,000
August 2005	—	$—	—	$—	—	$60,000
September 2005	35	$43.37	191	$47.31	226	$49,500

Total for the quarter ended September 30, 2005	35	$43.37	191	$47.31	226	$49,500

ITEM 6. EXHIBITS
EXHIBITS

Number	Description
10.12†*	Continuity Agreement, dated as of September 19, 2005, between Hubbell Incorporated and David G. Nord.

10.13†*	Restricted Stock Award Agreement, dated September 19, 2005 between Hubbell Incorporated and David G. Nord.

31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith

†	This exhibit constitutes a management contract, compensatory plan, or arrangement.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBBELL INCORPORATED

Dated: November 4, 2005

/s/ David G. Nord	/s/ Gregory F. Covino

David G. Nord	Gregory F. Covino
Senior Vice President and Chief Financial Officer	Corporate Controller (and Chief Accounting Officer)