Form 10-K
period 2005-12-31
HUBBELL INC
filed 2006-03-08
CIK 48898

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission file no. 1-2958
Hubbell Incorporated
(Exact name of Registrant as specified in its charter)

Connecticut	06-0397030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
584 Derby Milford Road Orange, Connecticut	06477-4024 (Zip Code)
(Address of principal executive offices)
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
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.     Yes ☐          No ☑
      Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer     ☑          Accelerated Filer     ☐          Non-Accelerated Filer     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was $2,437,201,213*. The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of March 3, 2006 was 8,594,380 and 51,972,470, respectively.
Documents Incorporated by Reference
      Portions of the definitive proxy statement for the annual meeting of shareholders scheduled to be held on May 1, 2006, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.

*	Calculated by excluding all shares held by Executive Officers and Directors of registrant and the Louie E. Roche Trust, the Harvey Hubbell Trust, the Harvey Hubbell Foundation and the registrant’s pension plans, without conceding that all such persons or entities are “affiliates” of registrant for purpose of the Federal Securities Laws.

HUBBELL INCORPORATED
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2005

PART I

Item 1.	Business
      Hubbell Incorporated (herein referred to as “Hubbell”, the “Company”, the “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries as the context may require) was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Hubbell is primarily engaged in the design, manufacture and sale of high quality electrical and electronic products for a broad range of commercial, industrial, telecommunications, utility, and residential applications. Products are either sourced complete or manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, Mexico, Italy, Brazil and the United Kingdom. Hubbell also participates in a joint venture in Taiwan, and maintains sales offices in Singapore, the People’s Republic of China, Mexico, Hong Kong, South Korea, and the Middle East.
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
ELECTRICAL SEGMENT
      The Electrical Segment is comprised of businesses that primarily sell through distributors, lighting showrooms, home centers and telephone and telecommunications companies, and represents stock and custom products including standard and special application wiring device products, lighting fixtures and controls, fittings, switches and outlet boxes, enclosures, wire management products and voice and data signal processing components. The products are typically used in and around industrial, commercial, and institutional facilities by electrical contractors, maintenance personnel, electricians, and telecommunications companies. Certain lighting fixtures, wiring devices and electrical products also have residential application.
Electrical Wiring Devices
      Hubbell designs, manufactures and sells highly durable and reliable wiring devices which are supplied principally to industrial, commercial and institutional customers, although certain products also have residential application. These products, comprising several thousand catalog items, include plugs, dimmers, receptacles (including surge suppressor units), wall outlets, connectors, adapters, floor boxes, switches, occupancy sensors (including passive infrared and ultrasonic motion sensing devices), lampholders, control switches, outlet strips, pendants, weatherproof enclosures, and wallplates. Pin-and-sleeve devices built to International Electrotechnical Commission (“IEC”) and new Underwriter Laboratory (“UL”) standards have incorporated improved water and dust-tight construction and impact resistance. Switch and receptacle wall plates feature proprietary thermoplastic materials offering high impact resistance and durability, and are available in a variety of colors and styles. Delivery systems, including metallic and nonmetallic surface raceway systems for power, data and communications distribution, provide efficiency and flexibility in both initial installations and remodeling applications. Hubbell also sells wiring devices for use in certain environments requiring specialized products, such as signal and control connectors and cable assemblies for the connection of sensors in materials processing, modular cable protection systems, cable and devices for marine applications and portable power distribution units with ground fault protection for commercial and industrial applications. Circuit Guard® ground fault units protect the user from electrical shock by interrupting the circuit to which they are connected when a fault to ground is detected. Hubbell manufactures TVSS (transient voltage surge suppression) devices, under the Spikeshield® trademark, which are used to protect electronic equipment such as personal computers and other supersensitive electronic equipment. Hubbell also manufactures and/or sells components designed for use in local area networks (“LANs”) and other telecommunications applications supporting high-speed data and voice signals. Primary products include work station modular jacks, faceplates, surface housings, modular furniture plates, cross connect patch panels, connectorized cable assemblies, punch down blocks, free standing racks, enclosures and other products used for installation, testing and distribution of LANs. These products support unshielded, shielded and fiber optic media types and typically service commercial, institutional and industrial applications.
Lighting Fixtures and Controls
      Hubbell manufactures and sells lighting fixtures for indoor and outdoor applications with four classifications of products: Outdoor, Industrial, Commercial/ Institutional, and Residential. Outdoor products include Hubbell outdoor lighting and Sterner® floodlights and poles, Devine® series fixtures, Kim® architectural fixtures which feature pedestrian zone, path, landscape, building and area lighting products and poles, Security® outdoor and signage fixtures, Spauldingtm area lighting fixtures and poles, AALtm flood and step lighting fixtures, sconces, bollards in period, contemporary and customer designs, Moldcast® bollards, street lighting fixtures and poles and wall mounted fixtures, and Whitewaytm canopy light fixtures, which are used to illuminate service stations, truck stops, outdoor display signs, parking lots, roadways, pedestrian areas, security areas, automobile dealerships, shopping centers, convenience stores, quick service restaurants, and similar areas, and Sportsliter® fixtures which are used to illuminate athletic and recreational fields. In addition, a line of Lightscaper® decorative outdoor fixtures is sold for use in landscaping applications such as pools, gardens and walkways. Industrial products include high and low bay fixtures used to illuminate factories, work spaces, and areas with specialty requirements such as paint rooms, clean rooms and warehouses. Commercial/ Institutional products include high intensity discharge (“HID”) fixtures, Aleratm architectural and Columbia Lighting® specification grade fluorescent fixtures, Dual-Lite® emergency and exit fixtures, and Prescolite® recessed, surface mounted and track fixtures which are used for offices, schools, hospitals, airports, retail stores, and similar applications. The fixtures use high pressure sodium and metal-halide HID lamps, as well as quartz, fluorescent and incandescent lamps, all of which are purchased from other sources. Hubbell also manufactures a broad range of life safety products, emergency lighting, exit signs and inverter power systems which are used in specialized safety applications under the Dual-Lite® and Corner Stone Life Safety® trademarks, and a line of IEC lighting fixtures designed for hazardous, hostile and corrosive applications sold under the Chalmittm, Victortm and Killark® trademarks. The residential products, which are sold under the Progress Lighting® trademarks, include chandeliers, hall and foyer, sconces, track, recessed, bath and vanity, pendants, close to ceiling, under-cabinet, portable lights, fans, door chimes, dimmers, and outdoor and landscape lighting fixtures.
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
Holding Devices
      Hubbell manufactures and sells a line of Kellems® and Bryant® mesh grips used to pull, support and create strain relief in elongated items such as cables, electrical cords, hoses and conduits, a line of Gotcha® cord connectors designed to prevent electrical conductors from pulling away from electrical terminals to which the conductors are attached, and wire management products including non-metallic surface raceway products for wiring and non-metallic liquid-tight flexible conduit for OEM applications. The grips are sold under the Kellems® and Dua-Pull® trademarks and range in size and strength to accommodate differing application needs. These products, which are designed to tighten around the gripped items, are sold to industrial, commercial, utility and microwave and cell phone tower markets.
Hazardous and Hostile Location Application Products
      Hubbell’s special application products, which are sold under the Killark® trademark, include weatherproof and hazardous location products suitable for standard, explosion-proof and other hostile area applications, conduit raceway fittings, Disconex® switches, enclosures, HostileLite® lighting fixtures, electrical distribution equipment, standard and custom electrical motor controls, junction boxes, plugs and receptacles. Hubbell also manufactures and sells, under the Hawke® trademark, a line of cable glands and cable connectors, enclosures and breathers for the hazardous area and industrial markets. Hazardous locations are those areas where a potential for explosion and fire exists due to the presence of flammable gasses, fibers, vapors, dust or other easily ignitable materials and include such applications as refineries, petro-chemical plants, grain elevators and material processing areas.
Telecommunications Products
      Hubbell designs, manufactures and sells, under the Pulsecom® trademark, voice and data signal processing components primarily used by telephone and telecommunications companies, consisting of channel cards and banks for loop and trunk carriers, racks and cabinets. These products provide a broad range of communications access solutions for use by the telephone and telecommunications industry including: (a) digital loop carrier solutions to multiplex traffic from many users over a single link using existing copper or fiber facilities and providing easier and more cost-effective service to new users, since fewer and smaller cables are required for providing expanded service; and (b) D4 solutions to provide delivery of integrated voice and data services. Customers of these product lines include various telecommunications companies, the Regional Bell Operating Companies (“RBOCs”), independent telephone companies, competitive local exchange carriers, companies with private networks, and internet service providers.
Sales and Distribution of Electrical Segment Products
      A majority of Hubbell’s Electrical Segment products are stock items and are sold through electrical and industrial distributors, home centers, some retail and hardware outlets, and lighting showrooms. Special application products are sold primarily through wholesale distributors to contractors, industrial customers and original equipment manufacturers. Voice and data signal processing equipment products are represented worldwide through a direct sales organization and by selected independent telecommunications representatives, primarily sold through datacom, electrical and catalogue distribution channels. Telecommunications products are sold primarily by direct sales to customers in the United States and internationally through sales personnel and sales representatives. Hubbell maintains a sales and marketing organization to assist potential users with the application of certain products to their specific requirements, and with architects, engineers, industrial designers, original equipment manufacturers and electrical contractors for the design of electrical systems to meet the specific requirements of industrial, institutional, commercial and residential users. Hubbell is also represented by sales agents for its lighting fixtures, electrical wiring devices, boxes, enclosures, and fittings product lines. The sales of Electrical Segment products accounted for approximately 71% of Hubbell’s revenue in 2005 and 74% in 2004 and 2003.
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
      Hubbell manufactures and sells, under the Anderson® trademark, electrical connectors and associated hardware including pole line, line and tower hardware, compression crimping tools and accessories, mechanical and compression connectors, suspension clamps, terminals, supports, couplers, and tees for utility distribution and transmission systems, substations, and utility industry.
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
Construction Materials/ Tools
      Hubbell manufactures and sells, under the Chance® trademark, (a) line construction materials including power-installed helical earth anchors and power-installed foundations to secure overhead power and communications line poles, guyed and self-supporting towers, streetlight poles and pipelines (Helical Pier® Foundation Systems are used to support homes and buildings, and earth anchors are used in a variety of farm, home and construction projects including tie-back applications); (b) pole line hardware, including galvanized steel fixtures and extruded plastic materials used in overhead and underground line construction, connectors, fasteners, pole and crossarm accessories, insulator pins, mounting brackets and related components, and other accessories for making high voltage connections and linkages; (c) construction tools and accessories for building overhead and underground power and telephone lines; and (d) hot-line tools (all types of tools mounted on insulated poles used to construct and maintain energized high voltage lines) and other safety equipment. Hubbell also manufactures and sells, under the Atlas® trademark, helical and resistance piering products used in a variety of civil engineering applications.
Sales and Distribution of Power Segment Products
      Sales of Power Segment products are made through a Hubbell sales and marketing organization to distributors and directly to users such as electric utilities, mining operations, industrial firms, and engineering and construction firms. While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a decrease in purchases by public utilities does affect this category. The sale of Power Segment products accounted for approximately 22% of Hubbell’s total revenue in 2005 and 19% in 2004 and 2003.

INDUSTRIAL TECHNOLOGY SEGMENT
      The Industrial Technology Segment consists of operations that design and manufacture test and measurement equipment, high voltage power supplies and variable transformers, industrial controls including motor speed controls, pendant-type push-button stations, overhead crane controls, control and pressure switches, DC devices, Gleason Reel® electric cable and hose reels, and specialized communications systems such as intra-facility communications systems, telephone systems, and land mobile radio peripherals. Products are sold primarily to steel mills, industrial complexes, oil, gas and petrochemical industries, seaports, transportation authorities, the security industry (malls and colleges), and cable and electronic equipment manufacturers.
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
Industrial Controls and Communication Systems
      Hubbell manufactures and sells a variety of heavy-duty electrical and radio control products which have broad application in the control of industrial equipment and processes. These products range from standard and specialized industrial control components to combinations of components that control industrial manufacturing processes. Standard products include motor speed controls, pendant-type push-button stations, pressure switches (used in air compressor and water pump systems), DC devices (used in locomotive and heavy industrial control systems), power and grounding resistors and overhead crane controls. Also manufactured and sold are a line of transfer switches used to direct electrical supply from alternate sources, and a line of fire pump control products used in fire control systems.
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
      The sale of products in the Industrial Technology Segment accounted for approximately 7% of Hubbell’s total revenue in 2005, 2004 and 2003.

INFORMATION APPLICABLE TO ALL GENERAL CATEGORIES
International Operations
      The Company has several operations located in the United Kingdom. Hubbell Limited manufactures and/or markets fuse switches, contactors, selected wiring device products and premise wiring products, industrial control products used in motor control applications such as fuse switches and contactors. Chalmit Lighting manufactures and/or markets lighting fixtures designed for hazardous, hostile and corrosive applications. Hawke Cable Glands (“Hawke”) manufactures and/or markets a range of products used in hazardous locations including brass cable glands and cable connectors used in watertight terminations, cable transition devices, utility transformer breathers and enclosures. GAI-Tronics manufactures and/or markets specialized communication systems designed to withstand indoor and outdoor hazardous environments.
      Hubbell Canada LP and Hubbell de Mexico, S.A. de C.V. markets and sells wiring devices, premise wiring products, lighting fixtures and controls, grips, fittings, switches and outlet boxes, hazardous location products, electrical transmission and distribution products and earth anchoring systems. Industrial control products are sold in Canada through an independent sales agent. Hubbell Canada LP also designs and manufactures electrical outlet boxes, metallic wall plates, and related accessories.
      Harvey Hubbell S.E. Asia Pte. Ltd. in Singapore markets wiring devices, lighting fixtures, hazardous location products and electrical transmission and distribution products.
      Haefely Test, AG in Switzerland designs and manufactures high voltage test and instrumentation systems, and GAI-Tronics S.r.l. in Italy designs and manufactures specialized communications systems.
      Hubbell manufactures, markets and sells, under the Delmar® trademark, products used in the electric utility transmission and distribution industries, including cutouts, fuselinks, arresters and overhead and substation switches. These products are manufactured at the Company’s facility in Tatui, Brazil, for sale primarily in Latin America.
      Hubbell also manufactures lighting products, weatherproof outlet boxes, fittings, and power products in Juarez and Tijuana, Mexico. In addition, Hubbell has interests in various other international operations such as a joint venture in Taiwan, and maintains sales offices in Mexico, Singapore, the People’s Republic of China, Hong Kong, South Korea and the Middle East.
      As a percentage of total sales, international shipments from foreign subsidiaries directly to third parties were 11% in 2005 and 10% in 2004 and 2003 with the Canadian and United Kingdom markets representing approximately 42% and 33%, respectively, of the 2005 total.
Raw Materials
      Raw materials used in the manufacture of Hubbell products primarily include steel, brass, copper, aluminum, bronze, plastics, phenolics, zinc, nickel, elastomers and petrochemicals. Hubbell also purchases certain electrical and electronic components, including solenoids, lighting ballasts, printed circuit boards, integrated circuit chips and cord sets, from a number of suppliers. Hubbell is not materially dependent upon any one supplier for raw materials used in the manufacture of its products and equipment, and at the present time, raw materials and components essential to its operation are in adequate supply. However, certain of these principal raw materials are sourced from a limited number of suppliers. Also see Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Patents
      Hubbell has approximately 1,200 active United States and foreign patents covering many of its products, which expire at various times. While Hubbell deems these patents to be of value, it does not consider its business to be dependent upon patent protection. Hubbell licenses under patents owned by others, as may be needed, and grants licenses under certain of its patents.

Working Capital
      Inventory, accounts receivable and accounts payable levels, payment terms and, where applicable, return policies are in accordance with the general practices of the electrical products industry and standard business procedures. See also Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Backlog
      Backlog of orders believed to be firm at December 31, 2005 and 2004 were approximately $174.0 million and $137.5 million, respectively. The increase in the backlog in 2005 is attributable to increased order levels in the Power and Industrial Technology segments. A majority of the backlog is expected to be shipped in the current year. Although this backlog is important, the majority of Hubbell’s revenues result from sales of inventoried products or products that have short periods of manufacture.
Competition
      Hubbell experiences substantial competition in all categories of its business, but does not compete with the same companies in all of its product categories. The number and size of competitors vary considerably depending on the product line. Hubbell cannot specify with exactitude the number of competitors in each product category or their relative market position. However, some of its competitors are larger companies with substantial financial and other resources. Hubbell considers product performance, reliability, quality and technological innovation as important factors relevant to all areas of its business, and considers its reputation as a manufacturer of quality products to be an important factor in its business. In addition, product price, service levels and other factors can affect Hubbell’s ability to compete.
Research, Development & Engineering
      Research, development and engineering expenditures represent costs incurred in the experimental or laboratory sense aimed at discovery and/or application of new knowledge in developing a new product, process, or in bringing about a significant improvement in an existing product or process. Research, development and engineering expenses are recorded as a component of Cost of goods sold. Expenses for research, development and engineering were $6.5 million in 2005, $6.2 million in 2004 and $6.3 million in 2003.
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
      Like other companies engaged in similar businesses, the Company has incurred remedial response and voluntary cleanup costs for site contamination and is a party to product liability and other lawsuits and claims associated with environmental matters, including past production of product containing toxic substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future. However, considering past experience, insurance coverage and reserves, the Company does not anticipate that these matters will have a material impact on earnings, capital expenditures, or competitive position. See also Note 15 — Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Employees
      As of December 31, 2005, Hubbell had approximately 11,300 salaried and hourly employees. Approximately 7,400 of these employees or 65% are located in the United States, one-half of which are represented by eighteen labor unions. Hubbell considers its labor relations to be satisfactory.

Item 1A.	Risk Factors
      Our business, operating results, financial condition, and cash flows may be impacted by a number of factors including, but not limited to those set forth below. Any one of these factors could cause our actual results to vary materially from recent results or future anticipated results.
We operate in markets that are subject to competitive pressures that could affect selling prices or demand for our products.
      We compete on the basis of product performance, quality, service and/or price. Our competitive strategy is to design and manufacture high quality products at the lowest possible cost. Our competitors include companies that have greater sales and financial resources than our Company. Competition could affect future selling prices or demand for our products.
Lower levels of economic activity in our end markets could adversely affect our operating results.
      Our businesses operate in several market segments including commercial, industrial, residential, utility and telecommunications. Operating results can be negatively impacted by volatility in these markets. Future downturns in any of the markets we serve could adversely affect our overall sales and profitability.
We source raw materials from various suppliers located in countries throughout the world. A disruption in the availability or price of these products could impact our operating results.
      We use a variety of raw materials in the production of our products including steel, brass, copper, aluminum, bronze, zinc, nickel and plastics. We have multiple sources of supply for these products and are not dependent on any single supplier. However, significant shortages of these materials or price increases could increase our operating costs and adversely impact the competitive positions of our products which would directly impact our results of operations.
      We continue to increase the amount of product materials, components and finished goods which is sourced from low cost countries, including Mexico, China, and other Asian countries. A political disruption or significant changes related to transportation from one of these countries could affect the availability of these materials and components which would directly impact our results of operations.
We engage in acquisitions and strategic investments and may encounter difficulty in integrating these businesses.
      We have pursued and will continue to seek potential acquisitions and other strategic investments to complement and expand our existing businesses within our core markets. In 2005 we completed five small acquisitions. The success of these transactions will depend on our ability to integrate these businesses into our operations. We may encounter difficulties in integrating acquisitions into our operations and in managing strategic investments. Therefore, we may not realize the degree or timing of the benefits anticipated when we first enter into a transaction.
Our operating results may be impacted by actions related to our lighting integration and rationalization program.
      We continue to execute a multi-year program to integrate and rationalize our lighting businesses through factory consolidations, workforce reductions and product rationalizations. These activities consist of complex relocations of critical personnel and machinery, as well as hiring and training of new personnel and, in some cases, expansion or other modification to facilities. All of these activities are thoroughly planned and under the direction of experienced management personnel. However, the actions are occurring simultaneous with normal business operations and other initiatives. Therefore, there is a risk that (1) we may not complete the activities on a timely basis and incur duplicate or higher costs, (2) we may lose essential personnel and knowledge in transition and have to reestablish processes and procedures, and (3) our normal operations could be disrupted and interfere with our ability to manufacture and ship our products to satisfy the demands of our customers.
Our operating results may be impacted by actions related to our enterprise-wide business system initiative.
      We continue to implement an enterprise-wide business system across our domestic operations. We have successfully completed two implementations and converted approximately one-half of our users to the SAP system. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. Throughout this process, we are changing the way we conduct business and employees’ roles in processing and utilizing information. In addition, certain interfaces with our customers and suppliers are impacted which results in changes to the tools we use to take orders, procure material, schedule production, remit billings, make payments and perform other business functions. Based upon the complexity of this initiative, there is risk that (1) we are unable to complete the implementation in accordance with our timeline and incur additional costs, (2) the implementation could result in operating inefficiencies which could impact operating results, and (3) the implementation could impact our ability to perform necessary business transactions. All of these risks could adversely impact our results of operations, financial condition and cash flows.
We are subject to litigation and environmental regulations that may adversely impact our operating results.
      We are, and may in the future be, a party to a number of legal proceedings and claims, including those involving product liability and environmental matters, which could be significant. Given the inherent uncertainty of litigation, we can offer no assurance that existing litigation or a future adverse development will not have a material adverse impact. We are also subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment, and we could incur substantial costs as a result of the noncompliance with or liability for clean up or other costs or damages under environmental laws.

Item 1B.	Unresolved Staff Comments
      None

Item 2.	Properties
      Hubbell’s manufacturing and warehousing facilities, classified by segment are located in the following areas. The Company believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

				Total Approximate Floor
		Number of Facilities		Area in Square Feet

Segment	Location	Warehouses	Manufacturing	Owned		Leased

Electrical segment	Arkansas	1	1	80,500		—
	California	2	4	96,000		570,000
	Canada	1	1	178,700		—
	Connecticut		1	144,500		—
	Georgia		1	57,100		—
	Illinois	3	2	223,100		366,600
	Indiana		1	314,800		—
	Mexico	1	2	547,300	(1)	35,000
	Missouri	1	1	154,500		44,000
	North Carolina	1		424,800
	Ohio		1	278,200		—
	Pennsylvania	1	1	410,000		135,000
	Puerto Rico		2	162,400		34,400
	South Carolina	1		327,200		—
	Singapore	1		—		6,200
	Texas	2	1	81,200		26,000
	United Kingdom		2	133,600		—
	Virginia		2	328,000		78,200
	Washington		1	—		284,100
Power segment
	Alabama		2	288,000		—
	Brazil		1	110,000		—
	Mexico		1	170,700	(1)	—
	Missouri	1	2	1,071,600		46,400
	Ohio		1	89,000		—
	South Carolina		1	360,000		—
	Tennessee		1	74,100		—
Industrial Technology segment
	Italy		1	—		8,100
	New York		1	92,200		—
	North Carolina		1	—		80,800
	Pennsylvania		1	—		105,000
	Switzerland		1	—		73,800
	United Kingdom		1	—		40,000
	Wisconsin		2	74,200		22,500

(1)	Shared between Electrical and Power segments.

Item 3.	Legal Proceedings
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

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.

Executive Officers of the Registrant

Name	Age(1)	Present Position	Business Experience

Timothy H. Powers	57	Chairman of the Board, President and Chief Executive Officer	Chairman of the Board since September 15, 2004; President and Chief Executive Officer since July 1, 2001; Senior Vice President and Chief Financial Officer September 21, 1998 to June 30, 2001; previously Executive Vice President, Finance & Business Development, Americas Region, Asea Brown Boveri.

David G. Nord	48	Senior Vice President and Chief Financial Officer	Present position since September 19, 2005; previously Chief Financial Officer of Hamilton Sundstrand Corporation, a United Technologies company, from April 2003 to September 2005, and Vice President, Controller of United Technologies Corporation from October 2000 to March 2003.

Richard W. Davies	59	Vice President, General Counsel and Secretary	Present position since January 1, 1996; General Counsel since 1987; Secretary since 1982; Assistant Secretary 1980-1982; Assistant General Counsel 1974-1987.

James H. Biggart, Jr	53	Vice President and Treasurer	Present position since January 1, 1996; Treasurer since 1987; Assistant Treasurer 1986-1987; Director of Taxes 1984-1986.

Gregory F. Covino	40	Vice President, Controller	Vice President since December 6, 2005; Interim Chief Financial Officer from November 5, 2004 to September 19, 2005; Corporate Controller since June 6, 2002; Director, Corporate Accounting 1999-2002; previously Assistant Controller, Otis Elevator Company, a subsidiary of United Technologies Corp.

Name	Age(1)	Present Position	Business Experience

Scott H. Muse	48	Group Vice President	Present position since April 27, 2002 (elected as an officer of the Company on December 3, 2002); previously President and Chief Executive Officer of Lighting Corporation of America, Inc. (“LCA”) 1998-2002, and President of Progress Lighting, Inc. 1993-1998.

W. Robert Murphy	56	Senior Group Vice President	Present position since May 7, 2001; Group Vice President 2000-2001; Senior Vice President Marketing and Sales (Wiring Systems) 1985- 1999; and various sales positions (Wiring Systems) 1975-1985.

Thomas P. Smith	46	Group Vice President	Present position since May 7, 2001; Vice President, Marketing and Sales (Power Systems) 1998-2001; Vice President Sales, 1991-1998 of various Company operations.

Gary N. Amato	54	Vice President	Present position since October 1997; Vice President and General Manager of the Company’s Industrial Controls Divisions (ICD) 1989-1997; Marketing Manager, ICD, April 1988-March 1989.
      There are no family relationships between any of the above-named executive officers.

(1)	As of March 3, 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s Class A and Class B common stocks are principally traded on the New York Stock Exchange under the symbols “HUBA” and “HUBB”. The following tables provide information on market prices, dividends declared, number of common shareholders, and repurchases by the Company of shares of its Class A and Class B common stock.

	Common A		Common B
Market Prices (Dollars Per Share)
Years Ended December 31,	High	Low	High	Low

2005 — First quarter	49.65	45.15	54.00	47.89
2005 — Second quarter	46.54	39.25	50.79	42.67
2005 — Third quarter	44.06	40.45	47.90	43.59
2005 — Fourth quarter	45.95	41.32	50.00	45.12
2004 — First quarter	42.40	37.20	44.48	38.15
2004 — Second quarter	43.65	38.41	46.71	40.18
2004 — Third quarter	43.30	40.20	46.00	42.91
2004 — Fourth quarter	48.80	40.99	52.30	43.90

	Common A		Common B
Dividends Declared (Cents Per Share)
Years Ended December 31,	2005	2004	2005	2004

First quarter	33	33	33	33
Second quarter	33	33	33	33
Third quarter	33	33	33	33
Fourth quarter	33	33	33	33

Number of Common Shareholders
At December 31,	2005	2004	2003	2002	2001

Class A	665	717	771	843	916
Class B	3,319	3,515	3,687	3,950	4,174

Purchases of Equity Securities
      In September 2003, the Company’s Board of Directors approved a stock repurchase program and authorized the repurchase of up to $60.0 million of the Company’s Class A and Class B common stock. The program was completed as of September 30, 2005.

					Total
					Number of	Approximate
					Shares	Dollar Value of
			Total		Purchased as	Shares That
		Average	Number of	Average	Part of	May Yet Be
	Total Number of	Price Paid	Class B	Price Paid	Publicly	Purchased
	Class A Shares	per	Shares	per	Announced	Under the 2003
	Purchased	Class A	Purchased	Class B	Program	Program
Period	(000’s)	Share	(000’s)	Share	(000’s)	(000’s)

Balance as of December 31, 2004						$48,500
Total for the quarter ended March 31, 2005	—	—	—	—	—	48,500
Total for the quarter ended June 30, 2005	66	$42.55	953	$44.79	1,019	3,000
Total for the quarter ended September 30, 2005	39	42.25	29	47.26	68	0

Total	105	$42.44	982	$44.86	1,087	$0

      In June 2005, the Company’s Board of Directors approved a new stock repurchase program and authorized the purchase of up to $60.0 million of the Company’s Class A and Class B common stock. Stock repurchases under the June 2005 program are being implemented through open market and privately negotiated transactions. The timing of such transactions depends on a variety of factors, including market conditions.

					Total
					Number of	Approximate
					Shares	Dollar Value of
			Total		Purchased as	Shares That
		Average	Number of	Average	Part of	May Yet Be
	Total Number of	Price Paid	Class B	Price Paid	Publicly	Purchased
	Class A Shares	per	Shares	per	Announced	Under the 2005
	Purchased	Class A	Purchased	Class B	Program	Program
Period	(000’s)	Share	(000’s)	Share	(000’s)	(000’s)

Balance as of June 30, 2005						$60,000
Total for the quarter ended September 30, 2005	35	$43.37	191	$47.31	226	49,500
October 2005	1	43.11	—	—	1	49,450
November 2005	51	44.68	—	—	51	47,200
December 2005	29	44.78	—	—	29	45,900

Total for the quarter ended December 31, 2005	81	44.69	—	—	81	45,900

Total	116	$44.29	191	$47.31	307	$45,900

Item 6.	Selected Financial Data
      The following summary should be read in conjunction with the consolidated financial statements and notes contained herein (dollars and shares in millions, except per share amounts).

	2005	2004	2003	2002		2001

OPERATIONS, years ended December 31,
Net sales	$2,104.9	$1,993.0	$1,770.7	$1,587.8		$1,312.2
Gross profit(1)	$595.0	$561.9	$481.5	$409.1		$314.0
Special charges, net(1)	$10.3	$15.4	$5.7	$8.3		$40.0
Gain on sale of business	$—	$—	$—	$3.0		$4.7
Operating income	$226.8	$212.6	$171.9	$138.5		$56.5
Operating income as % of sales	10.8%	10.7%	9.7%	8.7%		4.3%
Cumulative effect of accounting change, net of tax	$—	$—	$—	$25.4	(4)	$—
Net income	$165.1 (2)	$154.7 (2)	$115.1	$83.2	(3)(4)	$48.3
Net income as a % of sales	7.8%	7.8%	6.5%	5.2%		3.7%
Net income to common shareholders’ average equity	17.0%	17.4%	14.6%	11.2%		6.4%
Earnings per share — Diluted:
Before cumulative effect of accounting change	$2.67	$2.51	$1.91	$1.81		$0.82
After cumulative effect of accounting change	$2.67	$2.51	$1.91	$1.38	(4)	$0.82
Adjusted for goodwill amortization	$—	$—	$—	$—		$0.93 (4)
Cash dividends declared per common share	$1.32	$1.32	$1.32	$1.32		$1.32
Average number of common shares outstanding — diluted	61.8	61.6	60.1	59.7		58.9
Cost of acquisitions, net of cash acquired	$54.3	$—	$—	$270.2		$13.7
FINANCIAL POSITION, at year-end
Working capital	$459.6	$483.1	$420.9	$341.6		$224.4
Total assets	$1,667.0	$1,656.4	$1,514.3	$1,418.6		$1,205.4
Total debt	$228.8	$299.0	$298.8	$298.7		$167.5
Debt to total capitalization(5)	19%	24%	26%	29%		19%
Common shareholders’ equity:
Total	$998.1	$944.3	$829.7	$744.2		$736.5
Per share	$16.15	$15.33	$13.80	$12.47		$12.50
NUMBER OF EMPLOYEES, at year-end	11,300	11,400	10,862	11,476		8,771

(1)	The Company recorded pretax special charges in each of the years presented. Below is a breakdown of special charges representing the total of amounts recorded in Special charges, net, and Cost of goods sold, the latter of which impacts Gross Profit.

	Special Charges by Program

	2005	2004	2003	2002	2001

Lighting business integration and rationalization program (the “Program”)	$10.0	$9.5	$8.1	$10.3	$—
Wiring Device factory closure	0.9	7.2	—	—	—
2001 streamlining program	—	—	—	—	56.3
1997 streamlining program	—	—	—	3.4	(3.3)

	10.9	16.7	8.1	13.7	53.0

Further details with respect to special charges are included within Management’s Discussion and Analysis and Note 2 — Special Charges of the Notes to Consolidated Financial Statements.

(2)	In 2005 and 2004, the Company recorded tax benefits of $10.8 million and $10.2 million, respectively, in Provision for income taxes related to the completion of U.S. Internal Revenue Service (“IRS”) examinations for years through 2003.

(3)	In 2002, the Company recorded a tax benefit of $10.8 million in connection with the settlement of a fully reserved tax issue with the IRS and a reduction of tax expense as a result of filing amended Federal income tax returns for years 1995-2000 related to increased credits for research and development activities.

(4)	On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. As a result of adopting SFAS No. 142, the Company stopped recording goodwill amortization expense. In addition, the Company recorded a goodwill impairment charge of $25.4 million, net of tax, to write-off goodwill associated with one of the reporting units in the Industrial Technology segment. The impairment charge was reported as the cumulative effect of a change in accounting principle in 2002. Included in net income in 2001 is goodwill amortization of $6.8 million, net of tax.

(5)	Debt to total capitalization is defined as total debt as a percentage of the sum of total debt and shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW OF THE BUSINESS
      During 2005, we continued to focus and make progress against a consistent set of key objectives. We believe the areas of focus described below, while long-term in nature, will provide the means for our Company to grow and deliver strong returns to our shareholders. Our business strategy incorporates the following objectives:

•	Transformation of business processes. The Company is committed to a long-term initiative of applying lean process improvement techniques throughout the enterprise to eliminate waste and improve efficiency and reliability. We have been successful at transforming major areas of our factories, warehouses and offices. As a result, we have reduced inventories and floor space, and generated productivity gains in our processes. In 2005, our lean efforts also contributed to accelerated new product development and integration of newly acquired businesses.

•	Lighting integration and cost reduction. We continue to execute a multi-year program to integrate and rationalize our lighting business following the acquisition of LCA in 2002. Actions include facility consolidations, workforce reductions and product rationalizations. Integral to this initiative is increased product and component sourcing from low cost countries. Annualized savings from these actions are estimated to range from $20-$30 million, pretax, when fully realized in 2007. Savings are expected to be realized primarily in the form of increased manufacturing productivity and lower administrative costs in the affected lighting businesses. However, a portion of these savings has been and will be used to offset cost increases and other competitive pressures as opposed to adding directly to the profitability of the Electrical segment. Program costs related to severance, asset impairments, and facility closures in conjunction with exit activities are reflected as Special charges, net within the Consolidated Statement of Income. Inventory write-downs related to exit activities are recorded as a component of Cost of goods sold. Other costs associated with the Program are reflected in Cost of goods sold or Selling & administrative expenses depending on the nature of the cost.

•	Global sourcing. We continue to focus on expanding our global product and component sourcing and supplier cost reduction program. We continue to consolidate suppliers, utilize reverse auctions, and partner with vendors to shorten lead times, improve quality and delivery and reduce costs. Product purchases representing approximately 10% of our net sales are currently sourced from low cost countries and we expect to increase this amount over the next several years.

•	Acquisitions in our core markets. We continue to seek potential acquisitions that would enhance our core electrical component businesses — wiring systems, lighting fixtures and controls, rough-in electrical products, and utility products. Our ability to finance substantial growth continues to be strong. In 2005, we completed five small but strategic business acquisitions, two in our Power segment, two in our Industrial Technology segment and one in our Electrical segment.

•	Working capital efficiency. We continue to focus on improving our working capital efficiency which emphasizes improved inventory management, faster collection of accounts receivable and negotiation of more favorable supplier payment terms. Working capital efficiency is principally measured as the percentage of trade working capital (inventory, plus accounts receivable, less accounts payable) divided by annual net sales. In 2005, average trade working capital as a percentage of sales was 17.7% versus 16.9% in 2004. During 2005, trade working capital increased primarily due to the effects of converting legacy business systems to the SAP business system initiative in the Electrical segment where we experienced training and processing inefficiencies in certain functions.

•	Common, enterprise-wide information system. A multi-year program is underway to provide a common information system to meet the needs of our business. SAP software is being installed across all businesses in a series of staged implementations. The first implementation took place in the fourth quarter of 2004 and the second implementation took place in October 2005. Approximately one-half of the total planned users are now using the SAP enterprise-wide information system. The remaining two implementations are scheduled to be completed by the end of 2006. The business system is expected to provide several benefits:

–	Standardization of business processes and information with improved analysis of business drivers and operational performance.

–	Common, standardized interfaces with our customers and suppliers.

–	Improved support of our cost reduction and process improvement initiatives.

–	Rapid integration of acquired businesses.
      Total program spending is expected to approximate $70-$80 million, pretax, on the business system initiative — from inception in late 2003 through the end of 2006 — of which approximately 55% will be capitalized (and amortized over 5 years) and 45% will be expensed as incurred. The estimate of total program spending increased in the fourth quarter of 2005 primarily due to changes in project scope. In connection with the implementation of this program, we expensed approximately $8.3 million and $10.1 million in 2005 and 2004, respectively, primarily related to external consulting costs. For the full year 2005, we capitalized $18.6 million of costs (primarily recorded in “Intangible assets and other” in the Consolidated Balance Sheets) associated with the program compared with $12.8 million capitalized in 2004. From inception through December 31, 2005 we have expensed approximately $22.0 million and capitalized $35.0 million with respect to this program. In addition, amortization expense on the amounts capitalized totaled $4.1 million in 2005 compared to $0.6 million in 2004. Program expenses are allocated to our three segments on the basis of each segment’s actual net sales as a percentage of consolidated net sales.
OUTLOOK
      Our outlook for 2006 in key areas is as follows:
Markets and Sales
      We anticipate overall economic conditions to remain positive throughout 2006 in most of our major end use markets, including non-commercial construction, utility, industrial, and telecommunications. Industrial and commercial construction markets are expected to improve from the lower levels of activity experienced in 2004 and 2005, partially boosted by the hurricane-related rebuilding efforts. Domestic utility markets are expected to move along with the overall economy. However, we do not anticipate any significant increase in demand for our power products in 2006 resulting from infrastructure changes in the utility industry. Residential markets are expected to slow in 2006 due in part to higher mortgage rates, although, we anticipate modest growth in this portion of our business through new product introductions and increased market share. This outlook for our markets assumes no further shocks to the economy, in particular higher energy prices, which could dampen consumer spending and business investments. In addition, commodity costs remain highly volatile, with global demand driving higher prices for copper, aluminum, zinc and nickel. We will attempt to recover higher costs in either of these areas with increases in selling prices, as has been the case throughout 2004-2005. However, excluding significant incremental pricing actions, we expect overall growth in 2006 sales versus 2005 to be in a range of 5%-7%, excluding any effects of fluctuations in foreign currency exchange rates. Sales increases compared to 2005 are expected to be led by our Electrical and Industrial Technology segments while the Power segment should experience more modest growth compared to a record year in 2005. The full year impact of our 2005 acquisitions is expected to contribute 1%-2% of these amounts. The carryover impact of previously announced price increases should comprise approximately 1% of the year-over-year sales growth.
Operating Results
      Full year 2006 operating profit margin is expected to be equal to or slightly lower compared to 2005. In 2006, the Company will record stock-based compensation cost including expensing stock options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Shared-Based Payment”, (“SFAS 123(R)”). We estimate the impact of total stock-based compensation in 2006 to decrease operating profit margins by approximately one-half of a percentage point. Several key initiatives are expected to benefit operating margins including the ongoing lighting integration and rationalization program, expansion of global product sourcing initiatives, new product launches and lean process improvement projects. We expect that the pricing actions taken in 2005 as well as additional planned increases in 2006 will offset higher levels of raw material commodity costs and higher energy related costs. However, commodity and energy costs are expected to remain volatile and further increases in these costs in 2006 may not be fully offset with price increases.
      We expect to continue to integrate and streamline our operations, particularly within our lighting businesses. These actions could result in charges being recorded in 2006 related to asset write-downs, severance and other costs to consolidate operations at amounts consistent with the $11 million recorded in 2005 as special charges. Amounts actually recorded in 2006 will depend on the nature and timing of when plans are finalized and approved.
      Our business information system initiative is expected to facilitate consolidation of business support processes. We estimate total 2006 expenses related to the implementation of our SAP enterprise-wide information system, will be in a range of $8-$12 million and capitalized costs will be in a range of $6-$10 million. In addition, non-cash amortization expenses associated with capitalization will approximate $8 million.

Taxation
      We estimate the effective tax rate in 2006 will be approximately 29.5% compared with 23.5% reported in 2005. The increase is primarily due to an anticipated higher level of U.S. taxable income and the absence of a tax settlement recorded in 2005.
Earnings Per Share
      Overall, diluted earnings per share is expected to be in the range of $2.60-$2.80, including the impact of special charges and approximately $.11 per diluted share for stock-based compensation expense.
Cash Flow
      We expect to increase working capital efficiency in 2006 as a result of improvements in days supply of inventory and accounts payable days outstanding. Capital spending in 2006 is expected to be approximately $10-$20 million higher than in 2005 primarily as a result of the construction of our new lighting headquarters facility, the business system initiative and other strategic initiatives including equipment purchases. We expect total share repurchases in 2006 to approximate $70 million, however, total repurchases may vary depending upon the level of other investing activities. In February 2006, the Board of Directors approved an additional stock repurchase program and authorized the purchase of up to $100 million of the Company’s Class A and Class B common stock to be completed over a three year period. The repurchase program will be implemented upon completion of the current $60 million repurchase program announced in June 2005, which at March 1, 2006 had a remaining authorization of approximately $20 million. Free cash flow (defined as cash flow from operations less capital spending) in 2006 is expected to range from $100-$150 million.
Growth
      Our growth strategy contemplates acquisitions in our core businesses. The rate and extent to which appropriate acquisition opportunities become available, acquired companies are integrated and anticipated cost savings are achieved can affect our future results. We anticipate investing in 2006 in acquisitions at or above the level in 2005, however, actual spending may vary depending upon the timing and availability of appropriate acquisition opportunities.
RESULTS OF OPERATIONS
      Our operations are classified into three segments: Electrical, Power, and Industrial Technology. For a complete description of the Company’s segments, see Part I, Item 1. of this Annual Report on Form 10-K. Within these segments, Hubbell primarily serves customers in the commercial and residential construction, industrial, utility, and telecommunications industries.
      The table below approximates percentages of our total 2005 net sales generated by the market segments indicated.
Served Market Segments

					Telecommunication/
Segment	Commercial	Residential	Industrial	Utility	Other	Total

Electrical	51%	22%	24%	—	3%	100%
Power	3%	3%	—	91%	3%	100%
Industrial Technology	9%	—	60%	6%	25%	100%
Hubbell Consolidated	39%	17%	22%	18%	4%	100%
      In 2005, we experienced significant growth in orders and sales in our Power and Industrial Technology segments due in part to the contributions from acquisitions, significant storm related shipments of utility repair and replacement products and higher selling prices. Market conditions in these segments were generally favorable due to the strong worldwide utility demand and a good North American industrial economy. Principal markets affecting the Electrical segment were mixed. In particular, improvements in residential/ DIY and industrial markets in the U.S. were offset by lower levels of business activity in commercial construction.
Summary of Consolidated Results

	For the Year Ending December 31,

		% of Net		% of Net		% of Net
	2005	Sales	2004	Sales	2003	Sales

Net sales	$2,104.9		$1,993.0		$1,770.7
Cost of goods sold	1,509.9		1,431.1		1,289.2

Gross profit	595.0	28.3%	561.9	28.2%	481.5	27.2%
Selling & administrative expenses	357.9	17.0%	333.9	16.8%	303.9	17.2%
Special charges, net	10.3	0.5%	15.4	0.8%	5.7	0.3%

Operating income	226.8	10.8%	212.6	10.7%	171.9	9.7%

Earnings per share — diluted	$2.67		$2.51		$1.91

2005 Compared to 2004
Net Sales
      Consolidated net sales for the year ended December 31, 2005 were $2.1 billion, an increase of 5.6% over the year ended December 31, 2004. The increase was led by our Power and Industrial Technology segments where sales increased by 18% and 17%, respectively, over amounts reported in 2004.
      The majority of the increase in net sales in 2005 versus 2004 resulted from the carryover effect of price increases implemented throughout 2004 and 2005, higher storm related shipments in the Power segment and several small acquisitions. Although underlying demand in many of our core markets improved year-over-year, continued softness in commercial construction markets, which represents our largest served market, negatively affected orders and sales particularly in the Electrical segment. We estimate that selling price increases accounted for approximately 2-3 percentage points of the year-over-year increase in sales. Refer to the table above under “Served Market Segments” for further details on how the underlying market demand can impact each segment’s revenues. Also refer to “Segment Results” within this Management’s Discussion and Analysis for more detailed information on performance by segment.
Gross Profit
      The consolidated gross profit margin for 2005 improved slightly to 28.3% compared to 28.2% in 2004. The improvement in gross profit margin is attributable to the favorable effects of higher selling prices in excess of commodity cost increases, lower product costs from strategic sourcing initiatives, productivity gains, and cost savings from our lighting integration and rationalization program. Substantially offsetting these increases versus 2004 were the negative impact of unabsorbed factory costs in certain of our manufacturing plants as a result of lower unit volumes and higher year-over-year energy prices, which have negatively impacted costs including transportation and utilities.
      In total, we estimate that price increases of approximately 2%-3% of net sales were realized to offset raw material, energy and transportation cost increases of approximately 2.5%-3.5% of sales, resulting in net unrecovered cost increases of approximately $10-$15 million. By segment, net benefits were realized in the Power and Industrial Technology segments, while the Electrical segment experienced cost increases in excess of price increases. Higher costs of certain raw materials along with higher energy and transportation costs were a major challenge in 2005 as they occurred across each of our businesses. These increases required us to increase selling prices which, particularly in our Electrical segment, were often not fully realized or required up to 90-120 days to become effective and begin to offset the higher costs, which in many cases were immediate.
      In our lighting business, gross profit margins declined as a result of lower volume, unabsorbed factory costs and higher transportation costs partially offset by cost savings associated with our lighting integration and rationalization program. Our wiring systems business reported lower gross profit percentages in 2005 versus the prior year due to factory inefficiencies, due in part to the implementation of SAP, higher transportation and utility costs and increased costs associated with the launch of new products. Power segment gross margin improved for the year primarily due to higher volume, increased selling prices and improved factory performance. Gross profit margins in our Industrial Technology segment improved as a result of higher volume and price increases in excess of commodity cost increases.
Selling & Administrative Expenses
      Selling and administrative (S&A) expenses increased 7.2% compared to 2004. The increase is due to higher expenses associated with the SAP enterprise-wide information system, new product launches and an unusual item recorded in the first quarter of 2005. These increases were partially offset by a $4.9 million gain on sale of a building that was recorded in the fourth quarter of 2005. The SAP information systems initiative generated higher year-over-year costs primarily due to higher resource needs in support of both legacy and SAP information platforms and amortization of capitalized implementation costs. The unusual item consisted of $4.6 million, pretax, of transactional expenses in support of our strategic growth initiatives.
Special Charges
      Full year operating results in 2005, 2004 and 2003 include pretax special charges primarily related to programs approved following our acquisition of LCA in April 2002, which were undertaken to integrate and rationalize the combined lighting operations.
      The following table summarizes activity by year with respect to special charges for the three years ending December 31, 2005 (in millions):

	CATEGORY OF COSTS

		Facility Exit
	Severance and	and	Asset	Inventory
Year/Program	Other Benefit Costs	Integration	Impairments	Write-Downs*	Total

2003
Lighting integration	$0.2	$6.3	$(0.8)	$2.4	$8.1

2004
Lighting integration	3.3	2.8	2.1	1.3	9.5
Other capacity reduction	2.0	0.3	4.9	—	7.2

	$5.3	$3.1	$7.0	$1.3	$16.7

2005
Lighting integration	5.7	2.7	1.2	0.4	10.0
Other capacity reduction	—	0.6	—	0.3	0.9

	$5.7	$3.3	$1.2	$0.7	$10.9

*	Included in Cost of goods sold

Lighting Business Integration and Rationalization Program (the “Program”)
      The integration and rationalization of our lighting operations is a multi-year initiative. Individual projects within the Program consist of factory, office and warehouse closures, personnel realignments, and costs to streamline and combine product offerings. Total costs from the start of the Program in 2002 through its substantial completion in 2006 are expected to approximate $60 million. In addition, capital expenditures of $45-55 million are forecast, most of which have not yet been spent. State and local tax incentives are also expected to be available to offset certain of these costs. Program costs related to severance, asset impairments, and facility closures in conjunction with exit activities are generally reflected as Special charges, net within the Consolidated Statement of Income. Inventory write-downs related to exit activities are recorded as a component of Cost of goods sold. Other costs associated with the Program are recorded as Cost of goods sold or Selling & administrative expenses depending on the nature of the cost.
      The Program is comprised of three phases. Program costs by phase have been expensed as follows:

	Phase I	Phase II	Phase III	Total

2002	$10.3	$—	$—	$10.3
2003	8.1	—	—	8.1
2004	5.5	6.2	—	11.7
2005	2.2	11.3	1.3	14.8

	26.1	17.5	1.3	44.9
      Phase I of the Program began in 2002 soon after the LCA acquisition was completed and consisted of many individually identified actions which incurred costs totaling approximately $26 million. Phase I activities were focused on integrating the acquired operations with Hubbell’s legacy lighting operations. In accordance with applicable accounting rules, amounts were expensed either as actions were approved and announced or as costs were incurred. Reorganization actions primarily consisted of factory closures, warehouse consolidations and workforce realignment. These actions were substantially completed as of December 31, 2005.
      Phase II of the Program began in the second quarter of 2004. Many of the actions contemplated were similar to actions completed or underway from Phase I. However, these actions were increasingly focused on rationalizing the combined businesses. In the second quarter of 2004, a commercial products plant closure was announced and charges were recorded, primarily for asset impairments. In the third quarter of 2004, we announced two actions: (1) consolidation of selling, administrative and engineering support functions within the commercial lighting businesses, and (2) the selection of Greenville, South Carolina as the site for a new $40-$45 million lighting headquarters facility to be constructed over the next two years. In addition, in the 2004 fourth quarter, a further move of commercial lighting manufacturing to Mexico was approved. The cost of the office functions consolidation was substantially completed by December 31, 2005 and consisted primarily of cash expenditures for employee severance and relocation, the latter of which was included in S&A expenses as incurred. The cost of the plant consolidations is estimated at $21-$23 million, consisting of approximately $5 million of capital expenditures and $16-18 million of expense, of which approximately $18 million has been spent through December 31, 2005.
      In 2005, we announced another Phase II action consisting of the consolidation and closure of a commercial lighting leased office complex. In 2005, $1.8 million of costs were recorded, primarily related to severance, in connection with this announcement. Approximately 40 people were affected by this action, all of whom have left the Company by the end of the third quarter of 2005. Through December 31, 2005, $17.5 million of total expenses have been recorded for plant consolidations and the consolidation of support functions related to Phase II actions. In total, Phase II actions are expected to result in $23 million of expense through the end of 2006. In addition to the announced actions, primarily cash expenses are expected to be associated with further consolidation of commercial lighting manufacturing operations, as well as further office consolidations. Approximately 80-90% of the total amount expensed is expected to be associated with cash outlays. The new headquarters facility represents the largest remaining capital cost forecast to be required for these projects. Cash outlays in 2006 are expected to range from $5-$7 million, excluding capital costs of $30-$35 million.
      Phase III actions are characterized by commercial manufacturing space elimination actions. In the fourth quarter of 2005, the first Phase III action was approved related to the consolidation and relocation of administrative and engineering functions of a commercial lighting facility to South Carolina. In connection with this approval, we recorded a non-cash pension curtailment charge of approximately $1.3 million.

Approximately 100 employees are expected to be affected by this action over the next six to nine months. In 2006, an additional $8-$10 million of Phase III program costs are expected to be expensed under the Program. Cash expenditures should comprise a majority of this amount.

Other Capacity Reduction Actions
      In addition to the Program within the lighting business, in the second quarter of 2004, we announced the closure of a 92,000 square foot wiring device factory in Puerto Rico. Increased productivity facilitated by lean initiatives and cost savings opportunities resulting from low cost country sourcing contributed to the decision to close this leased facility. As a result, $7.2 million in special charges were recorded in 2004 in the Electrical segment of which $4.9 million related to impairments to fixed assets, $2.0 million provided for severance costs and $0.3 million related to facility exit costs. During the second quarter of 2005, the factory closed and substantially all employees left the Company. In the second quarter of 2005, we recorded an additional $0.9 million of special charges associated with this closure, of which $0.3 million related to inventory write-downs and $0.6 million related to additional facility exit costs. Only the severance and exit costs will result in a cash outlay. Annual, pretax savings from these actions are expected to be $3-$5 million when fully implemented in 2006, with the entire amount benefiting Cost of goods sold in the Electrical segment. Net benefits realized in the segment are likely to be lower and will be used to offset cost increases and other competitive pressures.
      Additional information with respect to special charges is included in Note 2 — Special Charges included in the Notes to Consolidated Financial Statements.
Operating Income
      Operating income increased 7% primarily due to the higher sales levels and $5.8 million of lower pretax special charges (including amounts charged to Cost of goods sold). Operating margins of 10.8% in 2005 were relatively flat compared to 10.7% in 2004 as a result of higher sales, improved gross profit margins and lower special charges, partially offset by higher S&A expenses.
Other Income/ Expense
      In 2005, investment income increased $3.0 million versus 2004 due to higher average cash and investment balances and higher average interest rates earned on cash and investments. Interest income in 2004 also included $1.0 million related to a tax settlement in the prior year. Interest expense was $19.3 million in 2005 compared to $20.6 million in 2004. The decrease was due to a lower level of fixed rate indebtedness in 2005 compared to 2004. In October 2005, we repaid $100 million of senior notes upon maturity. Other income (expense), net, in 2005 was $1.3 million of expense compared to $1.2 million of expense in 2004.
Income Taxes
      Our effective tax rate was 23.5% in 2005 compared to 21.6% in 2004. The 2005 consolidated effective tax rate reflected the impact of tax benefits of $10.8 million recorded in connection with the closing of an IRS examination of the Company’s 2002 and 2003 tax returns. The 2004 rate reflected the impact of tax benefits of $10.2 million recorded in connection with the closing of an IRS examination of our tax returns through 2001, which included refund claims for the years 1995 through 2000 related to research and development activities during these years. These benefits reduced the statutory tax rate by 5.1 percentage points and 5.3 percentage points in 2005 and 2004, respectively.
      We have certain operations in Puerto Rico that were eligible for U.S. tax benefits under Section 936/30A of the Internal Revenue Code. The U.S. federal tax benefits derived from our Puerto Rico operations expired on December 31, 2005. We converted our Puerto Rico operations to two wholly-owned, controlled foreign corporations and shifted more production to low cost sources. We intend to permanently reinvest the earnings from these operations outside the U.S. As permitted in APB Opinion No. 23, “Accounting for Income Taxes,” we do not provide U.S. income taxes on a controlled foreign corporation’s undistributed earnings that are intended to be permanently reinvested outside the U.S. Therefore, our effective tax rate following expiration of these tax benefits should reflect the permanent reinvestment of these foreign earnings outside the U.S. See further information in Note 13 — Income Taxes in the Notes to Consolidated Financial Statements.
Net Income and Earnings Per Share
      Net income and diluted earnings per share in 2005 improved versus 2004 as a result of higher net sales, lower special charges and favorable other income/expense, partially offset by higher S&A expenses and an increase in the effective tax rate.
Segment Results
Electrical Segment

	2005	2004

	(In millions)
Net Sales	$1,496.8	$1,476.8
Operating Income	$142.2	$156.7
Operating Margin	9.5%	10.6%
      Electrical segment net sales increased 1% in 2005 versus 2004 primarily as a result of higher selling prices which were partially offset by lower unit volumes. Higher selling prices were implemented and have been realized in most of the businesses within the segment in an effort to recover cost increases, primarily related to higher raw material, energy and freight costs.
      Lighting fixture sales represented in excess of 50% of total net sales reported in the Electrical segment in both 2005 and 2004. Sales of lighting fixtures declined modestly as lower shipments of commercial and industrial lighting fixtures were substantially offset by higher residential fixture sales. Residential products benefited from the continued favorable market conditions due in part to historically low mortgage interest rates and market share gains. The commercial and industrial (“C&I”) lighting businesses were negatively impacted by lower levels of construction projects in the U.S. which have intensified competitiveness and made price realization difficult.
      Wiring system sales were level with sales reported in the comparable prior year period as stronger industrial market demand was offset by weak commercial markets. Wiring systems sales are believed to be below the levels of improvement in the underlying markets served by this business due in part to lower order input levels and inefficiencies associated with the closure of a factory, outsourcing and the business system implementation.
      Rough-in electrical sales increased mainly as a result of higher selling prices, partially offset by lower volume due to weak commercial markets. Sales of harsh and hazardous products increased year-over-year by double digits primarily due to higher oil and gas project shipments related to strong market conditions worldwide.
      Operating margin in the segment was lower in 2005 versus 2004 primarily due to unabsorbed costs in our manufacturing facilities resulting from lower unit volumes, as well as higher commodity raw material, freight and utility costs which were not fully offset by selling price increases. As part of our lighting integration and rationalization program, we were engaged in plant relocations that have temporarily added costs and lowered factory efficiencies. In addition, operating margins in our wiring systems business were negatively affected year-over-year versus 2004 by higher costs and training and processing inefficiencies associated with the implementation of the SAP business system as well as a factory closure. Wiring systems also incurred higher than normal costs associated with new product programs. Harsh and hazardous margins were higher year-over-year, consistent with increases in sales, due to higher order input levels and a better mix of sales. Overall, the segment incurred higher S&A expenses year-over-year due to new product initiatives, office consolidations and higher SAP amortization charges, partially offset by a $4.9 million pretax gain on sale of a building. Special charges in 2005 were lower by $5.8 million compared with 2004. See discussions above under “Special Charges”.
Power Segment

	2005	2004

	(In millions)
Net Sales	$455.6	$386.2
Operating Income	$68.8	$41.2
Operating Margin	15.1%	10.7%
      Power segment net sales increased 18% in 2005 versus the prior year due to the carryover effect of price increases, the addition of two acquisitions and higher storm-related shipments. Price increases were implemented across most product lines throughout 2004 and into 2005 where costs have risen due to increased metal and energy costs. We estimate that price increases accounted for approximately one-third of the year-over-year sales increase. Two acquisitions accounted for approximately 5 percentage points of the year-over-year increase and incremental storm-related shipments comprised another 3 percentage points of the improvement.
      Operating margins improved in 2005 versus 2004 as a result of the increase in volume, an improved mix of higher margin products, productivity improvements including strategic sourcing and lean programs and selling price increases realized above the comparable level of cost increases.
Industrial Technology Segment

	2005	2004

	(In millions)
Net Sales	$152.5	$130.0
Operating Income	$20.4	$14.7
Operating Margin	13.4%	11.3%
      Industrial Technology segment net sales increased 17% in 2005 versus 2004 as many of the businesses within this segment benefited from strong oil and gas markets and improvement in industrial market activity as evidenced by rising capacity utilization rates. This segment’s technology-oriented high voltage test equipment increased year-over-year sales by double-digits. In addition, we acquired two businesses which accounted for approximately 5 percentage points of the segment sales increase. Operating income and margins for the full year 2005 improved versus 2004 primarily as a result of increased volume, productivity improvements and a more favorable product mix. Acquisitions had only a modest impact on the year-over-year profitability improvement in the segment as a result of costs incurred to integrate the acquired operations into existing segment facilities.
2004 Compared to 2003
Net Sales
      Consolidated net sales for the year ended December 31, 2004 were $1,993.0 million, an increase of 13% over the year ended December 31, 2003. All segments contributed to the increase, led by our Electrical and Power segments where sales increased by 12% and 16%, respectively, over amounts reported in 2003.
      The increase in net sales in 2004 versus 2003 was primarily the result of improved market conditions within each of our business segments. With the exception of non-residential construction markets, higher end user demand was experienced consistently throughout 2004 and benefited many of our businesses serving industrial, residential and utility markets. In addition, 1%-2% of the year-over-year increase in sales was due to increases in selling prices which were implemented throughout 2004 as a result of rapid increases in the cost of many commodity raw materials which go into our products including steel, aluminum, copper and bronze. Refer to the table “Served Market Segments” under “Results of Operations” within this Management’s

Discussion and Analysis for further details on the extent to which changes in underlying market demand can impact each segment’s revenues.
Gross Profit
      The consolidated gross profit margin for 2004 improved by 100 basis points to 28.2% compared to 27.2% in 2003. The improvement in gross profit margin was attributable to increased sales volume in 2004 compared to 2003, productivity improvements as a result of lean initiatives and streamlining programs and an improvement in sales mix. However, these gains were partially offset by the net impact of higher raw material commodity costs in excess of realized selling price increases and higher freight and energy costs.
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
      In our lighting fixtures business, gross profit margins improved as a result of higher volume and cost savings associated with the lighting integration program, partially offset by increased commodity costs. Our wiring systems and electrical products businesses reported increased gross profit percentages in 2004 versus 2003 due to a more favorable product sales mix and productivity improvements. Power segment gross margin improved in 2004 despite unprecedented increases in commodity costs primarily due to higher volume, increased selling prices and improved factory performance. Gross profit margins in our Industrial Technology segment improved as a result of a more favorable industrial product mix as well as a return to profitability in our high voltage businesses. A pretax gain on sale of a warehouse in the Electrical segment of $1.5 million in 2004 compares with a $1.6 million favorable legal settlement in 2003 in the Power segment.
Selling & Administrative Expenses
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
Special Charges
      See separate discussion under “2005 Compared to 2004” within this Management’s Discussion and Analysis.
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
Net Income and Earnings Per Share
      Net income and diluted earnings per share in 2004 improved versus 2003 as a result of higher net sales, increased gross profit margins and a lower tax rate, partially offset by increased special charges, higher S&A expenses and an increase in the number of average shares outstanding. The following items affect the comparability of 2004 and 2003 net income and earnings per share (after tax, in millions):

	Expense/(Income)
	2004	2003

Lighting integration costs (included in Cost of goods sold)	$0.9	$1.5
Special charges, net	10.1	3.5
Reduction in tax expense due to settlement with IRS	(10.2)	—
Segment Results
Electrical Segment

	2004	2003

	(In millions)
Net Sales	$1,476.8	$1,313.7
Operating Income	$156.7	$128.2
Operating Margin	10.6%	9.8%
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
      By business unit, sales of lighting fixtures increased by double digits with the growth fairly evenly split between residential and C&I application products. These results reflect a strong housing market, share gain in residential and commercial application products and higher sales resulting from customer orders placed in advance of selling price increases in the fourth quarter.
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
      Operating margin improvement was primarily due to higher gross profit margins driven by higher sales and a favorable mix of higher margin products. Lower product costs resulting from product outsourcing, profitability improvements in connection with our lean initiatives and realized savings from the lighting integration program also contributed to operating margin improvements. Margin improvement occurred in all major product categories within the segment and was particularly strong in wiring devices, commercial lighting fixtures, electrical products and harsh and hazardous businesses where we experienced sales increases in more profitable product categories along with improved factory performance. The segment also benefited from a $1.5 million pretax gain on sale of a warehouse. These margin improvements were partially offset by commodity costs increases in excess of higher selling prices, and higher special charges. Within S&A, increased spending in connection with the information system initiative was partially offset by a reduction of accounts receivable allowances as a result of the improved financial condition and credit quality of previously reserved customer accounts.
Power Segment

	2004	2003

	(In millions)
Net Sales	$386.2	$332.5
Operating Income	$41.2	$32.9
Operating Margin	10.7%	9.9%
      Power segment net sales increased 16% in 2004 versus the prior year as a result of increased spending by domestic utility accounts, price increases and increased hurricane and storm related shipments. Price increases were implemented across all product lines where costs rose due to increased metal and energy costs. We estimate that price increases accounted for approximately 3 percentage points of the year-over-year sales increase with increased storm-related shipments comprising another one percentage point of the improvement. Segment operating income increased year-over-year as a result of higher sales, a favorable mix of higher margin products and improved factory performance as a result of our lean initiatives, partially offset by a significant escalation in commodity raw material costs. The commodity cost increases, primarily steel, aluminum, copper and zinc, outpaced our actions to increase selling prices. We estimate that the negative impact in 2004 of cost increases in excess of pricing actions was $6-$8 million for this segment. In addition, segment operating income in 2003 reflected the benefit of a pretax legal settlement of $1.6 million for a patent infringement case.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	December 31,

	2005	2004

	(In millions)
Net cash provided by (used in):
Operating activities	$184.1	$184.1
Investing activities	(30.4)	(108.7)
Financing activities	(182.1)	(55.6)
Foreign exchange effect on cash	(0.9)	1.0

Net change in cash and cash equivalents	$(29.3)	$20.8

      Cash provided by operating activities in 2005 of $184.1 million equalled cash provided by operating activities in 2004. Significant changes in elements of operating cash flow year-over-year include accounts receivable balances which increased $16.9 million in 2005 compared to an increase of $61.5 million in 2004 resulting in a lower use of cash in 2005. Partially offsetting the change in accounts receivable was lower cash provided by increases in current liabilities and accounts payable as a result of lower levels of growth in the business in 2005 compared to growth levels in 2004. Current liability balances in 2005 were impacted by higher disbursements primarily related to customer incentives, employee incentive compensation levels and the timing of tax payments year-over-year. We made cash contributions of approximately $28 million and $25 million to our domestic, qualified, defined benefit pension plans in 2005 and 2004, respectively. Information regarding our pension plans is included in Note 11 — Retirement Benefits in the Notes to Consolidated Financial Statements. Included in Other, net within cash provided by operating activities are income tax benefits from employee exercises of stock options of $7.8 million in 2005 and $6.7 million in 2004.
      Cash flows from investing activities include capital expenditures of $73.4 million in 2005 compared to $39.1 million in 2004. The $34.3 million increase is attributed to higher expenditures of $17.6 million for investments in new equipment and facility improvements, $10.1 million of higher cash expenditures for software, primarily related to the enterprise-wide business system and $6.6 million of expenditures related to the construction of a new lighting headquarters. Cash outlays to acquire new businesses amounted to $54.3 million in 2005. Purchases and maturities/sales of investments provided net cash proceeds of $81.1 million in 2005 compared to net cash outlays of $86.0 million in 2004. Proceeds from disposition of assets increased to $14.6 million in 2005 compared to $10.7 million in 2004. Included in Other, net within cash flows from investing activities are proceeds related to company owned life insurance of $2.1 million and $2.9 million in 2005 and 2004, respectively, and proceeds from the sale of investment properties of $0.2 million and $1.7 million in 2005 and 2004, respectively.
      Financing cash flows used $182.1 million of cash in 2005 compared to $55.6 million of cash in 2004. Cash used in 2005 reflects the repayment of $100.0 million of senior notes at maturity. Proceeds from borrowings of other short-term debt totaled $29.6 million in 2005. Cash outlays to pay dividends in 2005 and 2004 totaled $80.6 million and $79.9 million, respectively. Cash generated as a result of stock options exercised totaled $32.8 million in 2005 compared to $30.5 million in 2004. We repurchased $62.7 million and $6.2 million of common stock in 2005 and 2004, respectively, under our stock repurchase programs.
Working Capital

	December 31,

	2005	2004

	(In millions)
Current Assets	$820.1	$906.4
Current Liabilities	360.5	423.3

Working Capital	$459.6	$483.1

      Working capital decreased $23.5 million, or 4.9%, in 2005 compared to 2004. The decrease is primarily due to a decrease in cash and cash equivalents and short-term investments in 2005 compared to 2004. In 2005, a total of $54.3 million was used to acquire five new businesses. In addition, $62.7 million was used to repurchase common shares in 2005 compared to $6.2 million in 2004. Working capital initiatives which emphasize improved inventory management, faster collections of accounts receivable and negotiation of more favorable supplier payment terms are in place at all of our business units. Improving working capital efficiency, primarily related to inventory and accounts payable, will continue to be a primary focus for management in 2006.
Investments in the Business
      We define investments in our business to include both normal expenditures required to maintain the operations of our equipment and facilities as well as expenditures in support of our strategic initiatives.
      During 2005, capital expenditures were $73.4 million. Additions to property, plant, and equipment were $51.7 million in 2005 compared to $27.5 million in 2004 as a result increased investments made in new equipment and facility improvements. Higher expenditures were also incurred related to the construction of the lighting headquarters and facility expansion in our factory in Mexico. In 2005, we capitalized $20.5 million of software, primarily in connection with our business information system initiative (recorded in Intangible assets and other in the Consolidated Balance Sheet).
      In 2005, we acquired five businesses for a total of $54.3 million. These businesses are expected to provide approximately $50 million of annual net sales of which approximately 45% will be added to each of our Industrial Technology and Power segments, with approximately 10% added to our Electrical segment. Although not significant to our consolidated results, these acquisitions are part of our core markets growth strategy.
      We continue to invest in process improvement through our lean initiatives. Although we have just completed our fourth year of the lean journey, we still consider ourselves in the early part of this initiative. We expect benefits from this investment will improve our operating results primarily through increased productivity.
      In 2003 our Board of Directors approved a stock repurchase program and authorized the repurchase of up to $60.0 million of our Class A and Class B common stock. As of September 30, 2005 purchases under this program were completed. In June 2005 our Board of Directors approved a new stock repurchase program which authorized the repurchase of an additional $60 million of the Company’s Class A and Class B common stock. Stock repurchases are being implemented through open market and privately negotiated transactions. The timing of such transactions depends on a variety of factors, including market conditions. In 2005, we spent a total of $62.7 million on the repurchase of common shares compared to $6.2 million spent on the repurchase of common shares in 2004. Additional information with respect to share repurchases is included in Part II, Item 5 of this Annual Report on Form 10-K.
      Additional information with respect to future investments in the business can be found under “Outlook” within Management’s Discussion and Analysis.

Capital Structure

Debt to Capital
      Net debt as disclosed below is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider Net debt to be more appropriate than Total Debt for measuring our financial leverage as it better measures our ability to meet our funding needs.

	December 31,

	2005	2004

	(In millions)
Total Debt	$228.8	$299.0
Total Shareholders’ Equity	998.1	944.3

Total Capitalization	$1,226.9	$1,243.3

Debt to Total Capital	19%	24%

Cash and Investments	$310.7	$421.2

Net Debt, (Total debt less cash and investments)	$(81.9)	$(122.2)

      As of December 31, 2005, the debt to capital ratio decreased to 19% from 24% as of December 31, 2004 primarily due to lower outstanding debt as a result of a $100 million repayment of senior notes.

Debt Structure

	December 31,

	2005	2004

	(In millions)
Short-term and current portion of long-term debt	$29.6	$99.9
Long-term debt	199.2	199.1

Total Debt	$228.8	$299.0

      At December 31, 2005, Short-term and current portion of long-term debt in our Consolidated Balance Sheet consisted of a $7.5 million money market loan, $22.0 million of borrowings against our credit facility and $0.1 million of other borrowings. The money market loan represents a line of credit to borrow up to 5.0 million pounds sterling (U.S. $ equivalent at December 31, 2005 was $8.8 million) and was entered into by our UK subsidiary in order to fund a portion of the purchase price of a new business. The loan provides for an interest rate of one-half of a percentage point above the London Interbank Offered Rate (“LIBOR”). The loan is due within one year. Borrowings of $22.0 million were drawn against our $200 million credit facility and used along with available cash to repatriate foreign earnings from one of our foreign subsidiaries under the provisions of the American Jobs Creation Act of 2004.
      At December 31, 2004, Short-term and current portion of long-term debt in our Consolidated Balance Sheet consisted of $100 million, excluding unamortized discount, of senior notes with a maturity date of October 2005. The $100 million of senior notes was repaid on October 1, 2005. At December 31, 2005 and 2004, Long-term debt in our Consolidated Balance Sheet consisted of $200 million, excluding unamortized discount, of senior notes with a maturity date of 2012. These notes are fixed rate indebtedness, are not callable and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at December 31, 2005 and 2004. The most restrictive of these covenants limits our ability to enter into mortgages and sale-leasebacks of property having a net book value in excess of $5 million without the approval of the Note holders. In 2002, prior to the issuance of the $200 million notes, we entered into a forward interest rate lock to hedge our exposure to fluctuations in treasury interest rates, which resulted in a loss of $1.3 million in 2002. This amount was recorded in Accumulated other comprehensive income (loss) and is being amortized over the life of the notes.

      At December 31, 2005, we had $178 million of available borrowings under our $200 million committed bank credit facility. This credit facility was amended during the year to admit a wholly-owned foreign subsidiary as a borrower and will expire in October 2009. This credit facility also serves as a back up to our commercial paper program. Borrowings under this credit agreement generally are available with an interest rate equal to the prime rate or at a spread over LIBOR. Annual commitment fee requirements to support availability of the credit facility total approximately $0.2 million.
      Although not the principal source of our liquidity, we believe these facilities are capable of providing adequate financing at reasonable rates of interest. However, a significant deterioration in results of operations or cash flows, leading to deterioration in financial condition, could either increase our future borrowing costs or restrict our ability to sell commercial paper in the open market. We have not entered into any other guarantees, commitments or obligations that could give rise to unexpected cash requirements.
Liquidity
      We measure our liquidity on the basis of our ability to meet short-term and long-term operational funding needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. Significant factors affecting the management of liquidity are the level of cash flows from operating activities, capital expenditures, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms.
      Normal internal cash generation from operations together with currently available cash and investments, available borrowing facilities, and an ability to access credit lines, if needed, are expected to be more than sufficient to fund operations, the current rate of dividends, capital expenditures, stock repurchases and any increase in working capital that would be required to accommodate a higher level of business activity. We actively seek to expand by acquisition as well as through the growth of our present businesses. While a significant acquisition may require additional borrowings, we believe we would be able to obtain financing based on our favorable historical earnings performance and strong financial position.
Pension Funding Status
      We have a number of funded and unfunded non-contributory U.S. and foreign defined benefit pension plans. Benefits under these plans are generally provided based on either years of service and final average pay or a specified dollar amount per year of service. Effective January 1, 2004, the defined benefit pension plan for U.S. salaried and non-collectively bargained hourly employees was closed to employees hired on or after January 1, 2004. Effective January 1, 2006, the defined benefit pension plan for the Hubbell Canada salaried employees was closed to existing employees who did not meet certain age and service requirements as well as all new employees hired on or after January 1, 2006. These U.S. and Canadian employees are instead eligible for defined contribution plans.
      The funded status of our qualified, defined benefit pension plans is dependant upon many factors including future returns on invested pension assets, the level of market interest rates, employee earnings and employee demographics. Changes in the value of the defined benefit plan assets and liabilities will affect the amount of pension expense ultimately recognized. Differences between actuarial assumptions and actual results are deferred as unrecognized gains and losses. Unrecognized gains and losses in excess of an annual calculated minimum amount (the greater of 10% of the projected benefit obligation or 10% of the market value of assets) are amortized and recognized in net periodic pension cost over our average remaining service period of active employees which approximates 13-15 years. At December 31, 2005 the total unrecognized actuarial loss for our defined benefit pension plans was $99.7 million, which is primarily a result of using a lower discount rate in the calculation of plan liabilities in each of the proceeding four years. During this period, the rate has declined from 7.25% at December 31, 2001 to 5.45% at December 31, 2005. During 2005, we recorded $2.3 million of pension expense related to the amortization of these unrecognized losses. We expect to record a similar amount of expense related to unrecognized losses in 2006.
      The actual return on our pension assets in the current year as well as the cumulative return over the past five and ten year periods has exceeded our expected return for the same periods. Offsetting these favorable returns has been a decline in long-term interest rates and a resulting increase in our pension liabilities. These declines in long-term interest rates have had a negative impact on the funded status of the plans. Consequently, we contributed $25 million in each of the years 2002, 2003, and 2004 and $28 million in 2005 to our domestic, defined benefit pension plans. Additional contributions have also been made to our foreign defined benefit plans. These contributions along with favorable investment performance of the plan assets have improved the funded status of the plans. In 2006 we anticipate that we will make a contribution to our domestic qualified defined benefit plans of between $15 — $20 million and between $5 — $7 million to our foreign plans. This level of funding is not expected to have any significant impact on our overall liquidity.
Assumptions
      The following assumptions were used to determine projected pension and other benefit obligations at the measurement date and the net periodic benefit costs for the year:

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.45%	5.75%	5.50%	5.75%
Rate of compensation increase	4.25%	4.25%	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	5.75%	6.25%	5.75%	6.25%
Expected return on plan assets	8.00%	8.25%	N/A	N/A
Rate of compensation increase	4.25%	4.25%	N/A	N/A
      At the end of each year, we estimate the expected long-term rate of return on pension plan assets based on the strategic asset allocation for our plans. In making this determination, we utilized expected rates of return for each asset class based upon current market conditions and expected risk premiums for each asset class. A one percentage point change in the expected long-term rate of return on pension fund assets would have an impact of approximately $4.8 million on 2006 pretax pension expense. The expected long-term rate of return on pension fund assets is applied to the fair market value of pension fund assets to produce the expected return on fund assets that is included in pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) ultimately affects future pension expense through the amortization of gains (losses).
      At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities. The discount rate is an estimate of the current interest rate at which the pension plan’s liabilities could effectively be settled. In estimating this rate, we look to rates of return on high-quality, fixed-income investments with maturities that closely match the expected funding period of our pension liability. The discount rate of 5.50% which we used to determine the projected benefit obligation for our U.S. pension plans at December 31, 2005 was determined using the Citigroup Pension Discount Curve applied to our expected annual future pension benefit payments. In prior years, we used the Moody’s Aa Corporate bond rate to determine our discount rate. We believe that using the Citigroup Pension Discount Curve produces a more precise estimate of pension liabilities. An increase of one percentage point in the discount rate would lower 2006 pretax pension expense by approximately $3.4 million. A discount rate decline of one percentage point would increase pretax pension expense by approximately $7.9 million.
      Our shareholders’ equity is impacted by a variety of factors, including those items that are not reported in earnings but are reported directly in equity. In 2002, we recorded a $12.4 million after-tax charge to equity, reflecting the increase in the pension plan additional minimum liability. In 2003 and 2004, we recorded reductions of $8.3 million and $2.2 million, respectively, of the after-tax charge to equity, reflecting a reduction of the pension plan additional minimum liability. In 2005, we increased this after-tax charge by $2.2 million.

Other Post Employment Benefits
      We had health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits were discontinued in 1991 for substantially all future retirees with the exception of certain operations in our Power segment which still maintain a limited retiree medical plan for their union employees. These plans are not funded and, therefore, no assumed rate of return on assets is required. The discount rate of 5.50% used to determine the projected benefit obligation at December 31, 2005 was based upon the Citigroup Pension Discount Curve as applied to our projected annual benefit payments for these plans. The unrecognized loss for these plans was $11.6 million at December 31, 2005.
Off-Balance Sheet Arrangements
      Off-balance sheet arrangements are defined as any transaction, agreement or other contractual arrangement to which an entity that is not included in our consolidated results is a party, under which we, whether or not a party to the arrangement, have, or in the future may have: (1) an obligation under a direct or indirect guarantee or similar arrangement (2) a retained or contingent interest in assets or (3) an obligation or liability, including a contingent obligation or liability, to the extent that it is not fully reflected in the financial statements.
      We do not have any off-balance sheet arrangements as defined above which have or are likely to have a material effect on financial condition, results of operations or cash flows.
Contractual Obligations
      A summary of our contractual obligations and commitments at December 31, 2005 is as follows (in millions):

		Payments due by period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Debt obligations	$229.6	$7.6	$—	$22.0	$200.0
Expected interest payments	85.1	13.6	26.4	25.9	19.2
Operating lease obligations	40.8	8.8	11.1	5.1	15.8
Purchase obligations	193.1	182.0	10.6	0.5	—
Obligations under customer incentive programs	21.2	21.2	—	—	—

Total	$569.8	$233.2	$48.1	$53.5	$235.0

      Our purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability. These obligations primarily consist of inventory purchases made in the normal course of business to meet operational requirements, contracts for the construction of the lighting headquarters, consulting arrangements and commitments for equipment purchases. Other long-term liabilities reflected in our consolidated balance sheet at December 31, 2005 have been excluded from the table above and primarily consist of costs associated with retirement benefits. See Note 11 — Retirement Benefits in the Notes to Consolidated Financial Statements for estimates of future benefit payments under our benefit plans.
Critical Accounting Policies
      Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of our financial statements.

Use of Estimates
      We are required to make estimates and judgments in the preparation of our financial statements. These estimates and judgments affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in estimates and assumptions used by us could have a significant impact on our financial results. We believe that the following are among our most significant accounting policies. These policies utilize estimates about the effect of matters that are inherently uncertain and therefore are based on our judgment.
Revenue Recognition
      We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and the SEC revisions in SEC Staff Accounting Bulletin No. 104. Revenue is recognized when title to goods and risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services rendered and the price is determinable and collectibility reasonably assured. Revenue is typically recognized at the time of shipment. Sales are recorded net of estimated product returns, customer rebates and price discounts. Refer also to Customer Credit and Collections below. Also See Note 1 — Significant Accounting Policies of the Notes to Consolidated Financial Statements.
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
Customer Credit and Collections
      We maintain allowances for doubtful accounts receivable in order to reflect the potential uncollectibility of receivables related to purchases of products on open credit. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, we may be required to record additional allowances for doubtful accounts. Further, certain of our businesses account for sales discounts and allowances based on sales volumes, specific programs and customer deductions and debits, as is customary in electrical products markets. These items primarily relate to sales volume incentives, special pricing allowances, and returned goods. This requires us to estimate at the time of sale the value of shipments that should not be recorded as revenue equal to the amount which is not expected to be collected in cash from customers. We rely on specific customer agreements, historical experience and known future trends to estimate these amounts at the time of shipment.

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
Employee Benefits Costs and Funding
      We sponsor domestic and foreign defined benefit pension, defined contribution and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on the pension fund assets, rate of increase in employee compensation levels and health care cost increase projections. These assumptions are determined based on company data and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. Further discussion on the assumptions used in 2004 and 2005 are included above under “Pension Funding Status” and in Note 11 — Retirement Benefits in the Notes to Consolidated Financial Statements.
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
Valuation of Long-Lived Assets
      Our long-lived assets include land, buildings, equipment, molds and dies, software, goodwill and other intangible assets. Long-lived assets, other than goodwill and indefinite-lived intangibles, are depreciated over their estimated useful lives. We review depreciable long-lived assets for impairment to assess recoverability from future operations using undiscounted cash flows. For these assets, no impairment charges were recorded in 2005 or 2004, except for certain assets affected by the lighting integration program, and within wiring systems as a result of our decision to exit a leased facility as discussed under “Special Charges” within this Management’s Discussion and Analysis.

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
Forward-Looking Statements
      Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-K and in the Annual Report attached hereto, which does not constitute part of this Form 10-K, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about capital resources, performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in operating results, anticipated market conditions, and economic recovery are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

•	Changes in demand for our products, market conditions, or product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	The amounts of net cash expenditures, benefits, including available state and local tax incentives, the timing of actions and impact of personnel reductions in connection with the ongoing lighting business integration and rationalization program and other special charges.

•	Net cash expenditures and timing of actions in connection with restructuring and special charges.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	The amounts of cash expenditures, benefits and the timing of actions in connection with our enterprise-wide business system implementation.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected levels of operating cash flow and uses of cash.

•	General economic and business conditions in particular industries or markets.

•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	Failure to achieve expected benefits of process improvements and other lean initiatives as a result of changes in strategy or level of investments made.

•	A major disruption in one of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations, relocations and the construction of a new lighting headquarters.

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Future levels of indebtedness and capital spending.

•	Anticipated future contributions and assumptions with respect to pensions.

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Intense or new competition in the markets in which we compete.

•	Ability to carry out future acquisitions and strategic investments in our core businesses and costs relating to acquisitions and acquisition integration costs.

•	Anticipated levels of future sales related to completed acquisitions.

•	Future repurchases of common stock under our common stock repurchase programs.

•	Changes in customers’ credit worthiness adversely affecting the ability to continue business relationships with major customers.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Changes in accounting principles, interpretations, or estimates, including the impact of expensing stock options pursuant to SFAS No. 123(R).

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

•	Other factors described in our SEC filings, including the “Business” and “Risk Factors” Section in this Annual Report on Form 10-K for the year ended December 31, 2005.
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
      We manufacture our products in the United States, Canada, Switzerland, Puerto Rico, Mexico, Italy, the United Kingdom and Brazil and sell products in those markets as well as through sales offices in Singapore, the People’s Republic of China, Mexico, Hong Kong, South Korea and the Middle East. International shipments from non-U.S. subsidiaries were 11% of the Company’s total net sales in 2005 and 10% in 2004 and 2003. The Canadian market represents 42%, United Kingdom 33%, Switzerland 10%, Mexico 9%, and all other areas 6% of total 2005 international sales. As such, our operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. To manage this exposure, we closely monitor the working capital requirements of our international units and to the extent possible maintain their monetary assets in U.S. dollar instruments. In 2005, we entered into a series of forward exchange contracts on behalf of our Canadian operation to purchase U.S. dollars in order to hedge part of their exposure to fluctuating rates of exchange on anticipated inventory purchases. As of

December 31, 2005 we had six outstanding contracts for $1 million each, which expire ratably through June 2006.
      Product purchases representing approximately 10% of our net sales are sourced from unaffiliated suppliers located outside the United States, primarily in China and other Asian countries, Europe and Mexico. We are actively seeking to expand this activity, particularly related to purchases from low cost areas of the world. Foreign sourcing of products may result in unexpected fluctuations in product cost or increased risk of business interruption due to lack of product or component availability due to any one of the following:

•	Political or economic uncertainty in the source country.

•	Fluctuations in the rate of exchange between the U.S. dollar and the currencies of the source countries.

•	Increased logistical complexity including supply chain interruption or delay, port of departure or entry disruption, overall time to market.

•	Loss of proprietary information.
      We have developed plans that address some of these risks. Such actions include careful selection of products to be outsourced and the suppliers selected; ensuring multiple sources of supply; limiting concentrations of activity by port, broker, freight forwarder, etc, and; maintaining control over operations, technologies and manufacturing deemed to provide competitive advantage.
      Many of our businesses have a dependency on certain basic raw materials needed to produce their products including steel, brass, copper, aluminum, bronze, plastics, phenols, zinc, nickel, elastomers and petrochemicals as well as purchased electrical and electronic components. Our financial results could be affected by the availability and changes in prices of these materials and components. Certain of these materials are sourced from a limited number of suppliers. These materials are also key source materials for many other companies in our industry and within the universe of industrial manufacturers in general. As such, in periods of rising demand for these materials, we may experience both (1) increased costs and (2) limited supply. These conditions can potentially result in our inability to acquire these key materials on a timely basis to produce our products and satisfy our incoming sales orders. Similarly, the cost of these materials can rise suddenly and result in materially higher costs of producing our products. We believe we have adequate primary and secondary sources of supply of each of our key materials and that, in periods of rising prices, we are able to recover a majority of the increased cost in the form of higher selling prices. However, recoveries typically lag the effect of cost increases due to the nature of our markets.
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

      The following table presents cost information related to interest risk sensitive instruments by maturity at December 31, 2005 (dollars in millions):

								Fair Value
	2006	2007	2008	2009	2010	Thereafter	Total	12/31/05

Assets
Available-for-sale Investments	$10.9	$36.6	$7.4	$11.1	$9.4	$4.0	$79.4	$78.8
Avg. Interest Rate	3.88%	3.29%	4.25%	4.69%	4.45%	6.27%	—	—
Held-to-maturity Investments	$21.3	$—	$—	$—	$—	$—	$21.3	$21.4
Avg. Interest Rate	4.35%	—	—	—	—	—	—	—

Liabilities
Long-term Debt	$—	$—	$—	$—	$—	$199.2	$199.2	$215.1
Avg. Interest Rate	—	—	—	—	—	6.38%	6.38%	—
      All of the assets and liabilities above are fixed rate instruments. Other available-for-sale securities with a carrying value of $100 million are adjustable rate instruments which are not interest risk sensitive and are not included in the table above. Short-term debt of $29.6 million included in Short-term and current portion of long-term debt in the Consolidated Balance Sheet as of December 31, 2005 includes variable rate debt which is not considered interest risk sensitive. We use derivative financial instruments only if they are matched with a specific asset, liability, or proposed future transaction. We do not speculate or use leverage when trading a financial derivative product.

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
      Our independent registered public accounting firm audited our financial statements and management’s assessment of the effectiveness of our internal control over financial reporting, in accordance with Standards established by the Public Company Accounting Oversight Board (United States). Their report appears on pages 44-45.
      Our Board of Directors normally meets five times per year to provide oversight, to review corporate strategies and operations, and to assess management’s conduct of the business. The Audit Committee of our Board of Directors (which normally meets eleven times per year) is comprised of at least three individuals all of whom must be “independent” under current New York Stock Exchange listing standards and regulations adopted by the SEC under the federal securities laws. The Audit Committee meets regularly with our internal auditors and independent registered public accounting firm, as well as management to review, among other matters, accounting, auditing, internal controls and financial reporting issues and practices. Both the internal auditors and independent registered public accounting firm have full, unlimited access to the Audit Committee.
Management’s Report on Internal Control over Financial Reporting
      Management is responsible for establishing and maintaining adequate systems of internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by our independent registered public accounting firm as stated in their report which is included on pages 44-45.

Timothy H. Powers	David G. Nord
Chairman of the Board,	Senior Vice President and
President & Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Hubbell Incorporated:
      We have completed integrated audits of Hubbell Incorporated and its subsidiaries’ 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hubbell Incorporated and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
Stamford, Connecticut
March 1, 2006

HUBBELL INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31

	2005	2004	2003

	(In millions except
	per share amounts)
Net sales	$2,104.9	$1,993.0	$1,770.7
Cost of goods sold	1,509.9	1,431.1	1,289.2

Gross profit	595.0	561.9	481.5
Selling & administrative expenses	357.9	333.9	303.9
Special charges, net	10.3	15.4	5.7

Operating income	226.8	212.6	171.9

Investment income	9.5	6.5	3.7
Interest expense	(19.3)	(20.6)	(20.6)
Other income (expense), net	(1.3)	(1.2)	0.5

Total other income (expense)	(11.1)	(15.3)	(16.4)

Income before income taxes	215.7	197.3	155.5
Provision for income taxes	50.6	42.6	40.4

Net income	$165.1	$154.7	$115.1

Earnings per share
Basic	$2.71	$2.55	$1.93

Diluted	$2.67	$2.51	$1.91

Average number of common shares outstanding
Basic	61.0	60.7	59.5

Diluted	61.8	61.6	60.1

Cash dividends per common share	$1.32	$1.32	$1.32

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	At December 31,

	2005	2004

	(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$110.6	$139.9
Short-term investments	121.3	215.6
Accounts receivable, net	310.4	288.5
Inventories, net	237.1	216.1
Deferred taxes and other	40.7	46.3

Total current assets	820.1	906.4
Property, Plant, and Equipment, net	267.8	261.8
Other Assets
Investments	78.8	65.7
Goodwill	351.5	326.6
Intangible assets and other	148.8	95.9

Total Assets	$1,667.0	$1,656.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term and current portion of long-term debt	$29.6	$99.9
Accounts payable	159.5	146.1
Accrued salaries, wages and employee benefits	41.4	46.8
Accrued income taxes	20.0	24.4
Dividends payable	20.2	20.2
Other accrued liabilities	89.8	85.9

Total current liabilities	360.5	423.3
Long-Term Debt	199.2	199.1
Other Non-Current Liabilities	109.2	89.7

Total Liabilities	668.9	712.1

Commitments and Contingencies
Common Shareholders’ Equity
Common Stock, par value $.01
Class A — authorized 50,000,000 shares, outstanding 9,127,960 and 9,350,747 shares	0.1	0.1
Class B — authorized 150,000,000 shares, outstanding 51,962,990 and 51,864,128 shares	0.5	0.5
Additional paid-in capital	267.2	280.7
Retained earnings	749.1	664.5
Unearned compensation	(8.0)	—
Accumulated other comprehensive loss	(10.8)	(1.5)

Total Common Shareholders’ Equity	998.1	944.3

Total Liabilities and Shareholders’ Equity	$1,667.0	$1,656.4

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$165.1	$154.7	$115.1
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(5.4)	(1.5)	—
Depreciation and amortization	50.4	48.9	52.6
Deferred income taxes	6.4	17.1	12.4
Non-cash special charges	1.9	8.3	4.2
Stock-based compensation	0.7	—	—
Changes in assets and liabilities:
Increase in accounts receivable	(16.9)	(61.5)	(5.8)
(Increase) Decreases in inventories	(13.2)	(9.1)	52.9
(Increase) Decrease in other current assets	2.6	6.1	(1.4)
Increase in current liabilities	2.0	28.8	21.9
Changes in other assets and liabilities, net	11.5	8.7	13.5
Contribution to domestic, qualified, defined benefit pension plans	(28.0)	(25.0)	(25.0)
Other, net	7.0	8.6	8.5

Net cash provided by operating activities	184.1	184.1	248.9

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(54.3)	—	—
Proceeds from disposition of assets	14.6	10.7	1.4
Capital expenditures	(73.4)	(39.1)	(27.6)
Purchases of available-for-sale investments	(238.6)	(415.0)	(172.9)
Proceeds from sale of available-for-sale investments	302.5	329.0	52.1
Purchases of held-to-maturity investments	—	—	(15.0)
Proceeds from maturities/sales of held-to-maturity investments	17.2	—	30.2
Other, net	1.6	5.7	9.6

Net cash used in investing activities	(30.4)	(108.7)	(122.2)

Cash Flows From Financing Activities
Borrowings of other debt	29.6	—	—
Payment of other debt	(1.2)	—	—
Payment of senior notes	(100.0)	—	—
Payment of dividends	(80.6)	(79.9)	(78.4)
Acquisition of common shares	(62.7)	(6.2)	(5.3)
Proceeds from exercise of stock options	32.8	30.5	26.5

Net cash used in financing activities	(182.1)	(55.6)	(57.2)

Effect of exchange rate changes on cash	(0.9)	1.0	1.4

Increase (Decrease) in cash and cash equivalents	(29.3)	20.8	70.9
Cash and cash equivalents
Beginning of year	139.9	119.1	48.2

End of year	$110.6	$139.9	$119.1

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Years Ended December 31, 2005, 2004 and 2003 (in millions except per share amounts)

						Accumulated
						Other
	Class A	Class B	Additional			Comprehensive	Total
	Common	Common	Paid-In	Retained	Unearned	Income	Shareholders’
	Stock	Stock	Capital	Earnings	Compensation	(Loss)	Equity

Balance at December 31, 2002	$0.1	$0.5	$220.6	$553.7	$—	$(30.7)	$744.2
Net income				115.1			115.1
Minimum pension liability adjustment, net of related tax effect of $5.2						8.3	8.3
Translation adjustments						11.8	11.8
Unrealized loss on investments, net of tax						(0.2)	(0.2)
Amortization of cash flow hedging loss						0.1	0.1

Total comprehensive income							135.1
Exercise of stock options, including tax benefit of $7.9			34.4				34.4
Acquisition of common shares			(5.3)				(5.3)
Cash dividends declared ($1.32 per share)				(78.7)			(78.7)

Balance at December 31, 2003	$0.1	$0.5	$249.7	$590.1	$—	$(10.7)	$829.7

Net income				154.7			154.7
Minimum pension liability adjustment, net of related tax effect of $1.4						2.2	2.2
Translation adjustments						7.9	7.9
Unrealized loss on investments, net of tax						(0.3)	(0.3)
Unrealized loss on cash flow hedge, net of $0.1 of amortization						(0.6)	(0.6)

Total comprehensive income							163.9
Exercise of stock options, including tax benefit of $6.7			37.2				37.2
Acquisition of common shares			(6.2)				(6.2)
Cash dividends declared ($1.32 per share)				(80.3)			(80.3)

Balance at December 31, 2004	$0.1	$0.5	$280.7	$664.5	$—	$(1.5)	$944.3

Net income				165.1			165.1
Minimum pension liability adjustment, net of related tax effect of $1.4						(2.2)	(2.2)
Translation adjustments						(7.5)	(7.5)
Unrealized loss on investments, net of tax						(0.3)	(0.3)
Unrealized gain on cash flow hedge including $0.1 of amortization						0.7	0.7

Total comprehensive income							155.8
Issuance of restricted stock			8.3		(8.3)		—
Amortization of restricted stock					0.3		0.3
Issuance of common shares under compensation arrangements			0.3				0.3
Exercise of stock options, including tax benefit of $7.8			40.6				40.6
Acquisition of common shares			(62.7)				(62.7)
Cash dividends declared ($1.32 per share)				(80.5)			(80.5)

Balance at December 31, 2005	$0.1	$0.5	$267.2	$749.1	$(8.0)	$(10.8)	$998.1

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include all subsidiaries; all significant intercompany balances and transactions have been eliminated. The Company has one joint venture which is accounted for using the equity method. Certain reclassifications have been made in prior year financial statements and notes to conform to the current year presentation.

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

Revenue Recognition
      Revenue is recognized when title to the goods sold and the risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services are rendered, the price is determinable and collectibility is reasonably assured. Revenue is typically recognized at the time of shipment as the Company’s shipping terms are FOB shipping point. Sales are recorded net of estimated product returns, customer rebates and price discounts which are based on experience and recorded in the period in which the sale is recorded. The Company recognizes less than one-percent of total annual consolidated net revenue from post shipment obligations and service contracts, primarily within the Industrial Technology segment. Revenue is recognized under these contracts when the service is completed and all conditions of sale have been met.

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

Cash and Cash Equivalents
      Cash equivalents consist of investments with original maturities of three months or less. The carrying value of cash equivalents approximates fair value because of their short maturities. Book overdraft cash balances have been reflected in Accounts payable beginning in 2005 and prior periods presented have been reclassified to conform to this presentation.

Investments
      Short-term investments primarily consist of auction rate securities and also include other securities with original maturities of greater than three months but less than one year. Investments in debt and equity

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
securities are classified by individual security as either available-for-sale or held-to-maturity. Auction rate securities, which are classified as available-for-sale investments, are available to meet the Company’s current operational needs and accordingly are classified as short-term. Available-for-sale investments are carried on the balance sheet at fair value with current period adjustments to carrying value recorded in Accumulated other comprehensive income within Shareholders’ equity, net of tax. Debt securities which the Company has the positive intent and ability to hold to maturity, are classified as held-to-maturity and are carried on the balance sheet at amortized cost. The effects of amortizing these securities are recorded in current earnings. Realized gains and losses are recorded in income in the period.

Accounts Receivable and Allowances
      Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The allowance for doubtful accounts is based on an estimated amount of probable credit losses in existing accounts receivable. The allowance is calculated based upon a combination of historical write-off experience, fixed percentages applied to aging categories and specific identification based upon a review of past due balances and problem accounts. The allowance is reviewed on at least a quarterly basis. Account balances are charged off against the allowance when it is determined that internal collection efforts should no longer be pursued. The Company also maintains a reserve for credit memos, cash discounts and product returns which are calculated based upon specific customer agreements, historical experience as well as known future trends.

Inventories
      Inventories are stated at the lower of cost or market value. The cost of substantially all domestic inventories (approximately 84% of total net inventory value) is determined utilizing the last-in, first-out (LIFO) method of inventory accounting. The cost of foreign inventories and certain domestic inventories is determined utilizing average cost or first-in, first-out (FIFO) methods of inventory accounting.

Property, Plant, and Equipment
      Property, plant, and equipment values are stated at cost less accumulated depreciation. Maintenance and repair expenditures are charged to expense when incurred. Property, plant and equipment placed in service prior to January 1, 1999 are depreciated over their estimated useful lives, principally using accelerated methods. Assets placed in service subsequent to January 1, 1999 are depreciated over their estimated useful lives, using straight-line methods. Leasehold improvements are amortized over the shorter of their economic lives or the lease term. Gains and losses arising on the disposal of property, plant and equipment are included in Operating Income in the Consolidated Statement of Income.

Capitalized Computer Software Costs
      Qualifying costs of internally developed software are capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized costs include purchased materials and services and payroll and payroll related costs. General and administrative, overhead, maintenance and training costs, as well as the cost of software that does not add functionality to existing systems, are expensed as incurred. The cost of internally developed software is amortized on a straight-line basis over appropriate periods, generally five years. The net book value of internally developed software is included in Intangible assets and other in the Consolidated Balance Sheet.
      In 2005 and 2004, the Company capitalized $20.5 million and $12.8 million of software costs, respectively, primarily in connection with the enterprise-wide business system initiative. In 2004, capitalized costs included $1.2 million of costs for which cash had not yet been expended.

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets
      Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Indefinite-lived intangible assets and goodwill are subject to annual impairment testing using the specific guidance and criteria described in Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. This testing compares carrying values to estimated fair values and when appropriate, the carrying value of these assets will be reduced to estimated fair value. Fair values were calculated using a range of estimated future operating results and primarily utilized a discounted cash flow model. In the second quarter of 2005, the Company performed its annual impairment testing of goodwill and indefinite-lived intangible assets. This testing resulted in fair values for each reporting unit exceeding the reporting unit’s carrying value, including goodwill. Similarly, there were no impairments of indefinite-lived intangible assets. The Company’s policy is to perform its annual impairment assessment in the second quarter of each year, unless circumstances dictate the need for more frequent assessments. Intangibles with definite lives are being amortized over periods ranging from 7-30 years.

Other Long-Lived Assets
      The Company evaluates the potential impairment of other long-lived assets when appropriate in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If the carrying value of assets exceeds the sum of the estimated future undiscounted cash flows, the carrying value of the asset is written down to estimated fair value. The Company continually evaluates events and circumstances to determine if revisions to values or estimates of useful lives are warranted.

Income Taxes
      The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The IRS and other tax authorities routinely review the Company’s tax returns. These audits can involve complex issues which may require an extended period of time to resolve. The Company makes adequate provisions for best estimates of exposures on previously filed tax returns. Deferred income taxes are recognized for the tax consequence of differences between financial statement carrying amounts and the tax basis of assets and liabilities by applying the currently enacted statutory tax rates in accordance with SFAS No. 109, “Accounting for Income Taxes”. The effect of a change in statutory tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company uses factors to assess the likelihood of realization of deferred tax assets such as the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.

Research, Development & Engineering
      Research, development and engineering expenditures represent costs to discover and/or apply new knowledge in developing a new product, process, or in bringing about a significant improvement to an existing product or process. Research, development and engineering expenses are recorded as a component of Cost of goods sold. Expenses for research, development and engineering were $6.5 million in 2005, $6.2 million in 2004 and $6.3 million in 2003.

Retirement Benefits
      The Company maintains various defined benefit pension plans for its U.S. and foreign employees. These plans are accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. The Company’s policy is to fund pension costs within the ranges prescribed by applicable regulations. In addition to providing defined benefit pension benefits, the Company provides health care and life insurance benefits for

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
some of its active and retired employees. The Company’s policy is to fund these benefits through insurance premiums or as actual expenditures are made. The Company accounts for these benefits in accordance with SFAS No. 106, “Accounting for Other Postretirement Benefits”.

Earnings Per Share
      Basic earnings per share is calculated as reported net income divided by the weighted average number of shares of common stock outstanding and diluted earnings per share is calculated as reported net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents.

Stock-Based Employee Compensation
      In 2005, the Company issued restricted stock awards, performance based stock awards and stock appreciation rights pursuant to the Hubbell Incorporated 2005 Incentive Award Plan. The restricted stock awards and stock appreciation rights vest annually over a three year period. The performance based stock awards vest after three years if the performance based criteria are achieved. Additional information with respect to these arrangements is included in Note 17 — Stock-Based Compensation. The Company did not issue any stock option awards in 2005.
      In 2004 and 2003, the Company issued stock option awards under its stock option plan to certain employees. All options granted had an exercise price equal to the market value of the underlying common stock on date of grant. These option awards vest annually over a three year period and expire after ten years.
      The Company accounts for employee stock options under the recognition and measurement principles prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” where compensation expense is measured as the excess, if any, of the quoted market price of the Company’s stock at the measurement date over the exercise price.
      Effective January 1, 2006, the Company adopted SFAS No. 123(R) which requires the Company to expense the value of stock options and similar awards.
      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for stock options (in millions, except per share amounts):

	Year Ended December 31

	2005	2004	2003

Net income, as reported	$165.1	$154.7	$115.1
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(6.2)	(5.7)	(4.8)

Pro forma net income	$158.9	$149.0	$110.3

Earnings per share:
Basic — as reported	$2.71	$2.55	$1.93

Basic — pro forma	$2.60	$2.45	$1.85

Diluted — as reported	$2.67	$2.51	$1.91

Diluted — pro forma	$2.58	$2.43	$1.84

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the assumptions used in applying the Black-Scholes option pricing model in the above pro-forma disclosure:

			Risk		Weighted Avg.
			Free		Grant Date
	Dividend	Expected	Interest	Expected	Fair Value
	Yield	Volatility	Rate	Option Term	of 1 Option

2004	2.5%	23.5%	4.0%	7 Years	$11.31
2003	3.0%	23.9%	3.9%	7 Years	$9.60

Comprehensive Income
      Comprehensive income is a measure of net income and all other changes in Shareholders’ equity of the Company that result from recognized transactions and other events of the period other than transactions with shareholders. See also Note 19 — Accumulated Other Comprehensive Income (Loss) in the Notes to Consolidated Financial Statements.

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
      During 2005, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases. These contracts, each for $1 million expire ratably over the next six months through June 2006, have been designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended.
      As of December 31, 2005 and 2004, the Company had cash flow hedge losses of $0.1 million and $0.7 million, respectively, representing unrealized losses on foreign currency hedges and $0.9 million and $1.0 million, respectively, of unamortized losses on a forward interest rate lock arrangement recorded in Accumulated other comprehensive income (loss). Losses charged to income in 2005 and 2004 were immaterial.

Recently Issued Accounting Standards
      In December 2004, the FASB issued SFAS No. 123(R), which requires expensing of stock options and other share-based payments, and replaces FASB’s earlier SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This standard will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost will be recognized over the vesting period. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective transition method. The Company anticipates that the adoption of this standard will reduce net income by an amount consistent with the impact disclosed above under Stock-Based Employee Compensation within this Note 1.

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP 123(R)-4”). FSP 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. FSP 123(R)-4 amends paragraphs 32 and A229 of SFAS 123(R) to specifically exclude cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control until it becomes probable that the event will occur. FSP 123 (R)-4 is effective upon initial adoption of SFAS 123(R) which for the Company is January 1, 2006. The Company has cash settlement features in certain of its employee compensation arrangements upon a change in control. Since the Company does not believe that a change in control is probable in 2006, FSP 123(R)-4 did not have an impact on results of operations, financial conditions or cash flows when adopted on January 1, 2006.

Note 2 —	Special Charges

Special Charges — 2005
      Special charges for the full year 2005 were $10.9 million including $0.7 million recorded in Cost of goods sold. Of the total amount recorded, $10.0 million was recorded in connection with the Company’s ongoing lighting business integration and rationalization program and $0.9 million was recorded in connection with the closure of a wiring device factory in Puerto Rico. All of the charges relate to actions taken within the Electrical segment.

Lighting Business Integration and Rationalization Program
      The Company’s ongoing lighting business integration and rationalization program was initiated in 2002 following the Company’s acquisition of LCA and relates to both the integration and rationalization of the Company’s acquired and legacy lighting operations. All charges over the past three years related to the Program are a result of a series of actions related to the consolidation of manufacturing, sales, and administrative functions occurring throughout the commercial and industrial lighting businesses and the relocation of the manufacturing and assembly of commercial lighting fixture products to low cost countries.
      The 2005 charges associated with the ongoing integration and reorganization of the lighting businesses primarily resulted from the following actions:

•	Consolidation of an indoor, commercial products facility within the U.S.

•	Transition of manufacturing of an indoor, commercial product line to a low cost country

•	Outsourcing/relocation of commercial product lines to low cost countries

•	Consolidation of administrative functions into South Carolina
      Charges recorded in 2005 related to the Program consist of $5.7 million of severance and other employee benefit costs including a pension curtailment, $1.6 million for the write-down of equipment to fair market value, the write-off of leasehold improvements and inventory write-downs, and $2.7 million of other facility exit costs. A reduction of approximately 490 employees is expected as a result of projects initiated in 2005, of which approximately 250 employees had left the Company as of December 31, 2005. A portion of the severance costs were recorded based upon the affected employees’ remaining service period following announcement of the programs. Asset write-downs primarily consisted of the write-down of the assets of the outdoor, commercial facility to fair market value and other equipment write-downs to record the equipment at estimated salvage value. In addition to the above, the Company recorded expenses related to facility exit costs including plant shutdown and facility remediation.

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Closure of a Wiring Device Factory
      In 2004, the Company announced the closure of a wiring device factory in Puerto Rico. In conjunction with the announcement, the Company recorded special charges of $7.2 million in 2004. Refer below to Special Charges — 2004.
      The factory closed in the second quarter of 2005. Production activities were either outsourced or transferred to other existing facilities. In June 2005, the Company recorded an additional $0.9 million of pretax special charges consisting of $0.3 million of inventory write-downs and $0.6 million of facility related exit costs. Approximately 200 employees were impacted by this action, of which substantially all had left the Company as of December 31, 2005.
      The following table sets forth the components of special charges recorded in 2005 (in millions):

	Accrued				Accrued
	Balance at	2005	2005 Cash	Non-cash	Balance at
	12/31/04	Provision	Expenditures	Write-downs	12/31/05

Lighting Business Integration and Rationalization Program:
Inventory write-downs	$—	$0.4	$—	$(0.4)	$—
Asset impairments	—	1.2	—	(1.2)	—
Employee termination costs	1.3	5.7	(3.2)	—	3.8
Exit and integration costs	—	2.7	(2.7)	—	—

	1.3	10.0	(5.9)	(1.6)	3.8
Wiring Device Factory Closure:
Inventory write-downs	—	0.3	—	(0.3)	—
Employee termination costs	1.7	—	(1.4)	—	0.3
Other facility exit costs	0.3	0.6	(0.9)	—	—

	2.0	0.9	(2.3)	(0.3)	0.3

Total	$3.3	$10.9	$(8.2)	$(1.9)	$4.1

Special Charges — 2004
      Full year operating results in 2004 include pretax charges totaling $16.7 million, all within the Electrical segment. Of the total amount, $9.5 million was recorded in connection with the Company’s lighting Program. The remaining $7.2 million was incurred in connection with the closure of a wiring device factory.

Lighting Integration — Special Charge
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
      Of the $9.5 million pretax charge, $1.3 million was recorded in Cost of goods sold as it related to product line inventory write-downs. The remaining $8.2 million of special charges related to severance ($3.3 million),

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
asset write-downs ($2.1 million) and facility exit costs ($2.8 million). Severance costs are a direct result of the relocation of two manufacturing facilities, outsourcing of a manufacturing facility to a low cost country, as well as the relocation of one office providing administrative functions to South Carolina. Approximately 500 employees were affected by the actions approved in 2004, of which approximately 360 had left the Company as of December 31, 2004, with the remainder separated in 2005.

Closure of a Wiring Device Factory
      In 2004, the Company recorded pretax charges in connection with the closure of a wiring device factory in Puerto Rico. The $7.2 million special charge included $4.9 million of asset impairments including write-offs of leasehold improvements, and write-downs of equipment to fair market value, which approximated salvage value due to the overall age and location of the equipment. Severance costs of $2.0 million were recorded. In addition, $0.3 million was recorded related to facility exit costs.
      The following table sets forth the components of special charges recorded in 2004 (in millions):

			2004
	2004	2004 Cash	Non-cash	Accrued Balance
	Provision	Expenditures	Write-downs	December 31, 2004

Lighting Business Integration Program:
Employee termination costs	$3.3	$(2.0)	$—	$1.3
Exit and integration costs	2.8	(2.8)	—	—
Asset impairments	2.1	—	(2.1)	—
Inventory write-downs	1.3	—	(1.3)	—

	9.5	(4.8)	(3.4)	1.3
Wiring Device Factory Closure:
Employee termination costs	2.0	(0.3)	—	1.7
Asset impairments	4.9	—	(4.9)	—
Other exit costs	0.3	—	—	0.3

	7.2	(0.3)	(4.9)	2.0

Total	$16.7	$(5.1)	$(8.3)	$3.3

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
      In the 2003 second quarter, the Company recorded a pretax charge of $4.6 million to discontinue its entertainment lighting product offering. The largest component of the charge was a non-cash provision of $1.8 million against inventory related to the product line of which a majority was scrapped by December 31, 2003. This portion of the cost was recorded in Cost of goods sold. The remaining $2.8 million of costs related to this action were recorded in Special charges, net, and are comprised of $1.5 million of contract cancellation

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
costs, $1.0 million of asset impairments and $0.3 million of exit costs. Total cash expenditures in 2003 were $1.8 million. This program was complete as of December 31, 2003.

•	Ongoing Facility Exit, Relocation and Integration Costs
      Throughout 2003, approximately $5.9 million of costs were recognized in the Consolidated Statement of Income related to the lighting Program initiated in 2002. This amount is comprised of $5.3 million of expenses recorded in Special charges, net, and $0.6 million of inventory write-downs included in Cost of goods sold. These costs were not accrued when the actions were approved in 2002 primarily because the nature of the expense would provide a benefit to the ongoing lighting operations and, accordingly, were expensed only when incurred in accordance with accounting principles generally accepted in the United States of America. The amounts recorded as Special charges, net, primarily relate to facility exit and relocation expenses of $2.1 million, asset write-downs of $0.8 million, new employee hiring and training costs of $0.7 million, employee recruiting and relocation expenses of $0.7 million, business systems consolidation costs of $0.5 million and other costs of $0.5 million. Also in 2003, income of approximately $2.6 million was recorded as an offset to these special charges primarily related to recovery upon sale of the carrying value of assets sold in 2003 that were written-down in 2002. The income associated with fixed asset recoveries occurred in connection with the closure of the Martin, TN facility, which was disposed of by sale in the fourth quarter of 2003. Lastly, severance costs of $0.2 million were incurred in the fourth quarter of 2003 to rationalize the architectural outdoor product offering and reduce the workforce by 33 people or 4% of the total employment associated with this product line. All employees had left the Company by December 31, 2003.
      The following table sets forth the components of the Program’s costs recorded in 2003, as well as activity in Program costs accrued as of December 31, 2002:

				2003
	Accrual Balance	2003	2003 Cash	Non-cash	Accrued Balance
	December 31, 2002	Provision	Expenditures	Write-downs	December 31, 2003

Inventory write-downs	$—	$2.4	$—	$(2.4)	$—
Asset impairments	—	1.8	—	(1.8)	—
Exit and integration costs	0.7	6.3	(7.0)	—	—
Severance and other termination costs	3.1	0.2	(3.3)	—	—
Recovery/ Proceeds from asset sales	—	(2.6)	2.6	—	—

	$3.8	$8.1	$(7.7)	$(4.2)	$—

Note 3 —	Business Combinations

Acquisitions
      In 2005, the Company acquired five businesses through separate transactions. Total cash expended in 2005 on these acquisitions, including fees and expenses and net of cash acquired and debt assumed, was $54.3 million. The Company had no acquisitions in 2004 or 2003.
      A total of $23.9 million of purchase price including fees and expenses is attributable to the purchase of two businesses in the Industrial Technology segment; one which manufactures pressure switches for industrial markets and the other which manufactures contactors and switches used in the locomotive and industrial markets.
      A total of $11.8 million of purchase price including fees and expenses is attributable to the purchase of a harsh and hazardous lighting company located in the UK, which has been added to the Electrical segment.

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A total of $18.6 million of purchase price including fees and expenses and net of cash acquired and debt assumed is attributable to the purchase of two businesses in the Power segment; a civil anchor business and a Brazilian manufacturer of surge arresters, cutouts and other products serving the utility industry.
      The following summarizes the results of the purchase accounting for the five acquisitions completed in 2005 (in millions):

Total purchase price including fees and expenses, net of cash acquired	$54.3
Fair value allocated to other net assets acquired	12.4
Amounts allocated to intangible assets	13.2
Amounts allocated to goodwill	28.7
      Intangible assets identified consist primarily of tradenames and customer lists. The tradenames are being amortized over a period of 30 years. The customer lists and other intangibles are generally amortized over periods ranging from 7-15 years. The valuation and allocation of the purchase price for the four acquisitions that occurred in the third quarter of 2005 are substantially complete, however, these amounts may be subject to adjustment in subsequent quarters. Goodwill recorded in connection with the purchase accounting of these acquisitions is expected to be deductible for tax purposes. The acquisitions have been included in the Company’s consolidated financial statements from the respective dates of acquisition.

Note 4 —	Receivables and Allowances
      Receivables consist of the following components at December 31, (in millions):

	2005	2004

Trade accounts receivable	$322.6	$304.7
Other accounts receivable	9.3	7.6

Accounts receivable, gross	331.9	312.3

Allowance for credit memos, returns, and cash discounts	(17.3)	(17.7)
Allowance for doubtful accounts	(4.2)	(6.1)

Total allowances	(21.5)	(23.8)

Accounts receivable, net	$310.4	$288.5

Note 5 —	Inventories
      Inventories are classified as follows at December 31, (in millions):

	2005	2004

Raw material	$83.0	$77.9
Work in-process	53.6	55.0
Finished goods	151.6	130.9

	288.2	263.8
Excess of FIFO costs over LIFO cost basis	(51.1)	(47.7)

Total	$237.1	$216.1

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Goodwill and Other Intangible Assets
      Changes in the carrying amounts of goodwill for the years ended December 31, 2005 and 2004, by segment, were as follows (in millions):

			Industrial
	Electrical	Power	Technology	Total

Balance December 31, 2003	$168.4	$112.7	$41.6	$322.7
Translation adjustments	3.9	—	—	3.9

Balance December 31, 2004	172.3	112.7	41.6	326.6

Additions as a result of acquisitions	7.6	9.2	11.9	28.7
Translation adjustments	(4.0)	0.2	—	(3.8)

Balance December 31, 2005	$175.9	$122.1	$53.5	$351.5

      In 2005, the Company recorded additions to goodwill in connection with the purchase accounting for acquisitions. See Note 3 — Business Combinations.
      Identifiable intangible assets are recorded in Intangible assets and other in the Consolidated Balance Sheet. At December 31, 2005 and 2004, indefinite-lived intangible assets not subject to amortization were $21.5 million. Intangibles with definite lives that are being amortized were $23.0 million, net of $4.3 million of accumulated amortization at December 31, 2005 and $10.7 million, net of $3.0 million of accumulated amortization at December 31, 2004. Indefinite lived intangible assets primarily represent tradenames, while definite-lived intangible assets primarily represent trademarks, patents and customer lists. Amortization expense in 2005 and 2004 was $1.7 million and $1.0 million, respectively. Amortization expense is expected to be $2.2 million per year over the next three years and $1.9 million for the two years thereafter.

Note 7 —	Investments
      Available-for-sale investments primarily consist of auction rate securities, U.S. Treasury Notes, and municipal, corporate, and asset-backed bonds. These investments are stated at fair market value based on current quotes. Held-to-maturity investments consist of Commonwealth of Puerto Rico bonds which are stated at amortized cost. There were no securities during 2005 and 2004 that were classified as trading investments.
      The following table sets forth selected data with respect to the Company’s investments at December 31, (in millions):

	2005					2004

		Gross	Gross				Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

Available-For-Sale Investments
US Treasury Notes & Municipal, Corporate and Asset-Backed Bonds	$179.4	$—	$(0.6)	$178.8	$178.8	$243.0	$—	$(0.2)	$242.8	$242.8

Held-To-Maturity Investments
US Treasury Notes & Municipal, Corporate and Asset-Backed Bonds	$21.3	$0.1	$—	$21.4	$21.3	$38.5	$1.0	$—	$39.5	$38.5

Total Investments	$200.7	$0.1	$(0.6)	$200.2	$200.1	$281.5	$1.0	$(0.2)	$282.3	$281.3

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Contractual maturities of investments in debt securities, available-for-sale and held-to-maturity at December 31, 2005 were as follows (in millions):

	Amortized	Fair
	Cost	Value

Available-For-Sale Investments
Due within 1 year	$10.9	$10.8
After 1 year but within 5 years	64.5	64.0
After 5 years but within 10 years	0.9	0.9
Due after 10 years	103.1	103.1

Total	$179.4	$178.8

Held-To-Maturity Investments
Due within 1 year	$21.3	$21.4

      Included in the available-for-sale amounts above are auction rate securities of $100.0 million and $198.4 million as of December 31, 2005 and 2004, respectively. These securities are reset to current interest rates periodically, typically every 28, 35 and 49 days. The 2005 amounts have been classified as having maturities beyond ten years in the table above.
      The change in net unrealized holding gain or loss on available-for-sale securities that has been included in Accumulated other comprehensive income (loss), net of tax, was a loss of $0.3 million, $0.3 million, and $0.2 million in 2005, 2004 and 2003, respectively. The cost basis used in computing the gain or loss on these securities was through specific identification. Realized gains and losses were immaterial in 2005, 2004 and 2003.

Note 8 —	Property, Plant, and Equipment
      Property, plant, and equipment, carried at cost, is summarized as follows at December 31, (in millions):

	2005	2004

Land	$23.5	$24.9
Buildings and improvements	159.5	156.4
Machinery, tools and equipment	514.0	526.3
Construction-in-progress	24.0	10.2

Gross property, plant, and equipment	721.0	717.8
Less accumulated depreciation	(453.2)	(456.0)

Net property, plant, and equipment	$267.8	$261.8

      Depreciable lives on buildings range between 20-40 years. Depreciable lives on machinery, tools, and equipment range between 3-20 years. The Company recorded depreciation expense of $42.7 million, $45.1 million and $48.8 million for 2005, 2004 and 2003, respectively.
      In the fourth quarter of 2005, the Company sold a factory/office building within the Electrical segment and entered into a sale-leaseback transaction for a term of five years for a portion of the facility. In connection with the sale of the building, the Company recorded cash proceeds of $11.6 million and recorded a $1.3 million receivable for additional cash proceeds to be received in the first quarter of 2006. The sales transaction resulted in a gain of $7.9 million of which $4.9 million was recognized as a reduction of Selling & administrative expenses in 2005 and $3.0 million has been deferred and will be recognized as a reduction of rent expense over the five year lease term.

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Other Accrued Liabilities
      Other Accrued Liabilities consists of the following at December 31, (in millions):

	2005	2004

Insurance accruals	$38.2	$32.5
Customer program incentives	21.2	21.3
Other	30.4	32.1

Total	$89.8	$85.9

Note 10 —	Other Non-Current Liabilities
      Other Non-Current Liabilities consists of the following at December 31, (in millions):

	2005	2004

Pensions	$38.6	$22.6
Other post-retirement benefits	32.0	31.6
Deferred tax liabilities	19.6	19.0
Other	19.0	16.5

Total	$109.2	$89.7

Note 11 —	Retirement Benefits
      The Company has a number of funded and unfunded non-contributory U.S. and foreign defined benefit pension plans. Benefits under these plans are generally provided based on either years of service and final average pay or a specified dollar amount per year of service. The Company also maintains a number of defined contribution plans.
      Effective January 1, 2004 the defined benefit pension plan for U.S. salaried and non-collectively bargained hourly employees was closed to employees hired on or after January 1, 2004. Effective January 1, 2006 the defined benefit pension plan for the Hubbell Canada salaried employees was closed to existing employees who did not meet certain age and service requirements as well as all new employees hired on or after January 1, 2006. These U.S. and Canadian employees are eligible instead for defined contribution plans.
      The Company also has health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits were discontinued in 1991 for substantially all future retirees, with the exception of Anderson Electrical Products which discontinued its plan for future retirees in 2004 and A.B. Chance Company which still maintains a limited retiree medical plan for its union employees. The plans anticipate future cost-sharing changes that are consistent with the Company’s past practices.
      None of the acquisitions in 2005 impacted defined benefit pension or other benefit assets or liabilities.
      The Company uses a December 31 measurement date for all of its plans. Amendments made during 2005 to the Company’s defined benefit plans decreased the total pension benefit obligation by $1.4 million. No amendments made in 2004 to the defined benefit pension plans had a significant impact on the total pension benefit obligation.

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the reconciliation of beginning and ending balances of the benefit obligations and the plan assets for the Company’s defined benefit pension and other benefit plans at December 31, (in millions):

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Change in benefit obligation
Benefit obligation at beginning of year	$512.4	$460.6	$40.3	$45.9
Service cost	16.1	13.9	0.8	0.4
Interest cost	29.1	27.9	2.1	2.6
Plan participants’ contributions	0.6	0.6	—	—
Amendments	(1.4)	—	—	(2.6)
Curtailment loss (gain)	3.1	—	—	—
Actuarial loss (gain)	44.8	31.8	1.0	(2.9)
Benefits paid	(24.3)	(22.4)	(2.9)	(3.1)

Benefit obligation at end of year	$580.4	$512.4	$41.3	$40.3

Change in plan assets
Fair value of plan assets at beginning of year	$426.6	$365.5	$—	$—
Actual return on plan assets	44.4	48.5	—	—
Employer contributions	34.6	34.4	—	—
Plan participants’ contributions	0.6	0.6	—	—
Benefits paid	(24.3)	(22.4)	—	—

Fair value of plan assets at end of year	$481.9	$426.6	$—	$—

Funded status	$(98.5)	$(85.8)	$(41.3)	$(40.3)
Unrecognized net actuarial (gain) loss	99.7	68.0	11.6	11.2
Unrecognized prior service cost	1.7	3.4	(2.3)	(2.5)

Prepaid (accrued) benefit cost	$2.9	$(14.4)	$(32.0)	$(31.6)

Amounts recognized in the consolidated balance sheet consist of:
Prepaid pensions	$34.8	$5.3	$—	$—
Accrued benefit liability (short-term and long-term)	(39.0)	(22.6)	(32.0)	(31.6)
Intangible asset	0.6	—	—	—
Accumulated other comprehensive income (loss), pretax	6.5	2.9	—	—

Net amount recognized	$2.9	$(14.4)	$(32.0)	$(31.6)

      The accumulated benefit obligation for all defined benefit pension plans was $515.4 million and $457.6 million at December 31, 2005 and 2004, respectively. Information with respect to plans with accumulated benefit obligations in excess of plan assets is as follows (in millions):

	2005	2004

Projected benefit obligation	$65.0	$337.8
Accumulated benefit obligation	$56.1	$295.3
Fair value of plan assets	$8.7	$248.0

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, additional liabilities to recognize the required minimum liability were as follows (in millions):

	2005	2004

Minimum liability included in Accumulated other comprehensive income (loss):
Increase (decrease) in minimum liability included in other comprehensive income	$3.6	$(3.6)
      The following table sets forth the components of pension and other benefits cost for the years ended December 31, (in millions):

	Pension Benefits			Other Benefits

	2005	2004	2003	2005	2004	2003

Components of net periodic benefit cost
Service cost	$16.1	$13.9	$12.9	$0.8	$0.4	$0.4
Interest cost	29.1	27.9	26.7	2.1	2.6	2.5
Expected return on plan assets	(33.9)	(28.7)	(23.8)	—	—	—
Amortization of prior service cost	0.4	0.5	0.2	—	—	—
Amortization of actuarial losses	2.3	1.1	2.7	0.3	0.6	0.3
Curtailment losses	3.1	—	—	—	—	—

Net periodic benefit cost	$17.1	$14.7	$18.7	$3.2	$3.6	$3.2

      In addition to the above, certain of the Company’s union employees participate in multi-employer defined benefit plans. The total Company cost of these plans was $0.5 million in 2005, $0.6 million in 2004 and $0.5 million in 2003.
      The Company also maintains four defined contribution pension plans (excluding an employer match for the 401(k) plan). The total cost of these plans was $3.6 million in 2005, $2.9 million in 2004 and $2.5 million in 2003. This cost is not included in the above net periodic benefit cost for the defined benefit pension plans.
Assumptions

The following assumptions were used to determine the projected benefit obligations at the measurement date and the net periodic benefit cost for the year:

	Pension Benefits			Other Benefits

	2005	2004	2003	2005	2004	2003

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.45%	5.75%	6.25%	5.50%	5.75%	6.25%
Rate of compensation increase	4.25%	4.25%	4.25%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Expected return on plan assets	8.00%	8.25%	8.50%	N/A	N/A	N/A
Rate of compensation increase	4.25%	4.25%	4.25%	N/A	N/A	N/A

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

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	Other Benefits

	2005	2004	2003

Assumed health care cost trend rates at December 31
Health care cost trend assumed for next year	9.0%	9.0%	9.0%
Rate to which the cost trend is assumed to decline	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2015	2014	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A one-percentage-point rate change in assumed health care cost trend rates would have the following effects (in millions):

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost	$0.2	$(0.2)
Effect on postretirement benefit obligation	$3.5	$(2.9)
      In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act expanded Medicare to include coverage for prescription drugs. This legislation resulted in a reduction of $2.6 million in the Company’s benefit obligation as of December 31, 2005 and will result in a pretax benefit of approximately $0.2 million in 2006.
Plan Assets
      The Company’s combined domestic and foreign pension plan weighted average asset allocation at December 31, 2005 and 2004, by asset category are as follows:

		Percentage of
	Target	Plan Assets
	Allocation
	2006	2005	2004

Asset Category
Equity Securities	65%	72%	71%
Debt Securities & Cash	35%	26%	27%
Other	—	2%	2%

Total	100%	100%	100%

      The Company has a written investment policy and asset allocation guidelines for its domestic and foreign pension plans. In establishing these policies, the Company has considered that its various pension plans are a major retirement vehicle for most plan participants and has acted to discharge its fiduciary responsibilities with regard to the plans solely in the interest of such participants and their beneficiaries. The goal underlying the establishment of the investment policies is to provide that pension assets shall be invested in a prudent manner and so that, together with the expected contributions to the plans, the funds will be sufficient to meet the obligations of the plans as they become due. To achieve this result, the Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific policy benchmark percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then tactically managed within these ranges. At no time may derivatives be utilized to leverage the asset portfolio.

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Equity securities include Company common stock in the amounts of $14.8 million (3% of total plan assets) and $17.2 million (4% of total plan assets) at December 31, 2005 and 2004, respectively.
      The Company’s other postretirement benefits are unfunded. Therefore, no asset information is reported.
Cash Flows

Contributions
      The Company expects to contribute between $15-$20 million to its domestic, defined benefit pension plans and $5-$7 million to its foreign plans in 2006.

Estimated Future Benefit Payments
      The following domestic and foreign benefit payments, which reflect future service, as appropriate, are expected to be paid (in millions):

		Other Benefits

			Medicare
			Part D
	Pension Benefits	Gross	Subsidy	Net

2006	$24.6	$3.1	$0.2	$2.9
2007	$26.1	$3.1	$0.2	$2.9
2008	$27.2	$3.2	$0.2	$3.0
2009	$28.5	$3.2	$0.2	$3.0
2010	$29.7	$3.3	$0.2	$3.1
2011-2015	$170.6	$16.2	$1.1	$15.1

Note 12 —	Debt
      The following table sets forth the components of the Company’s debt structure at December 31, (in millions):

	2005			2004

		Senior Notes			Senior Notes
	Short-Term	(Current and		Short-Term	(Current and
	Borrowings	Long-Term)	Total	Borrowings	Long-Term)	Total

Balance at year end	$29.6	$199.2	$228.8	$—	$299.0	$299.0
Highest aggregate month-end balance			$307.3			$299.0
Average borrowings	$13.7	$274.1	$287.8	$—	$298.9	$298.9
Weighted average interest rate:
At year end	4.85%	6.38%	6.18%	N/A	6.48%	6.48%
Paid during the year	4.38%	6.46%	6.36%	N/A	6.48%	6.48%
      At December 31, 2005 and 2004, the Company had $29.6 million and $99.9 million, respectively, of debt reflected as Short-term and current portion of long-term debt in the Consolidated Balance Sheet. The 2005 short-term debt consisted of a $7.5 million money market loan, $22.0 million of borrowings against the Company’s credit facility, and $0.1 million of other borrowings. The 2004 short-term debt consisted of $99.9 million of senior notes. At December 31, 2005 and 2004, the Company had $199.2 million and $199.1 million, respectively, of senior notes reflected as Long-Term Debt in the Consolidated Balance Sheet.

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2005, the Company through its wholly owned subsidiary in the United Kingdom, entered into a 5.0 million pounds sterling revolving credit agreement with Barclay’s Bank PLC ($8.8 million U.S. equivalent at December 31, 2005) in connection with the acquisition of certain assets of a lighting company in the U.K. At December 31, 2005, the unused portion of this credit agreement was 750,000 pounds sterling ($1.3 million U.S.). The interest rate applicable to borrowings under the credit agreement is a surcharge over LIBOR. The expiration date of the amended credit agreement is July 8, 2006. There are no annual commitment fees associated with this credit agreement.
      Interest and fees paid related to total indebtedness totaled $19.4 million for 2005, $20.5 million in 2004, and $20.4 million in 2003. During 2005, the Company amended and restated its domestic bank credit agreement to admit a wholly-owned foreign subsidiary as a borrower. This amendment and restatement was required in order for the Company to repatriate foreign earnings at a reduced tax rate under the American Jobs Creation Act of 2004. This repatriation was accomplished by borrowing $22.0 million, via the credit agreement, and through cash held outside the U.S. At December 31, 2005 and through the date of filing this Form 10-K, the Company had domestic unused bank credit commitments of $178 million. Total domestic bank credit commitments, used and unused, was $200.0 million. The expiration date of the amended credit agreement is October 20, 2009. The interest rate applicable to borrowings under the credit agreement is either the prime rate or a surcharge over LIBOR. Annual commitment fee requirements to support availability of the Company’s credit agreement at December 31, 2005, totaled approximately $160,000. Our credit facility includes covenants that shareholders’ equity will be greater than $675.0 million and total debt will not exceed 55% of total capitalization (defined as total debt plus total shareholders’ equity). We were in compliance with all debt covenants at December 31, 2005 and 2004.
      In October 1995, the Company issued ten year, non-callable notes due in 2005 at face value of $100 million and a fixed interest rate of 6.625%. These notes were fully repaid in October 2005 using a combination of cash and commercial paper borrowings. In May 2002, the Company issued ten year, non-callable notes due in 2012 at face value of $200 million and a fixed interest rate of 6.375%. These notes are fixed rate indebtedness, are not callable and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at December 31, 2005 and 2004. The most restrictive of these covenants limits our ability to enter into mortgages and sale-leasebacks of property having a net book value in excess of $5 million without the approval of the Note holders.

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Income Taxes
      The following table sets forth selected data with respect to the Company’s income tax provisions for the years ended December 31, (in millions):

	2005	2004	2003

Income before income taxes:
United States	$178.8	$169.6	$134.3
International	36.9	27.7	21.2

Total	$215.7	$197.3	$155.5

Provision for income taxes-current:
Federal	$29.5	$19.7	$16.7
State	5.1	2.7	2.0
International	9.6	3.1	9.3

Total provision-current	44.2	25.5	28.0

Provision for income taxes-deferred:
Federal	8.7	14.1	12.3
State	0.5	1.2	1.1
International	(2.8)	1.8	(1.0)

Total provision-deferred	6.4	17.1	12.4

Total provision for income taxes	$50.6	$42.6	$40.4

      Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. Management determined that a valuation allowance in the amount of $0.6 million was required at December 31, 2005 and $4.7 million at December 31, 2004 for the tax operating loss carryforward benefits associated with (or related to) certain international locations because it is more likely than not that some or all of the deferred tax asset would not be utilized in the future.

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the deferred tax asset/(liability) at December 31, were as follows (in millions):

	2005	2004

Current tax assets/(liabilities):
Inventory	$5.3	$3.9
LIFO inventory of acquired businesses	(9.3)	(10.4)
Income tax credits	5.3	3.4
Accrued liabilities	20.1	28.2
Miscellaneous other	0.8	1.5

Total current tax asset (included in Deferred taxes and other)	22.2	26.6

Non-current tax assets/(liabilities):
Property, plant, and equipment	(44.8)	(47.1)
Pensions	5.3	7.9
Foreign operating loss carryforwards	3.5	4.7
Postretirement and post-employment benefits	12.1	11.8
Miscellaneous other	4.9	8.4

Total non-current tax liabilities (included in Other Non-Current Liabilities)	(19.0)	(14.3)

Valuation allowance	(0.6)	(4.7)

Net deferred tax asset	$2.6	$7.6

      At December 31, 2005, income and withholding taxes have not been provided on approximately $67.2 million of undistributed international earnings that are permanently reinvested in international operations. If such earnings were not indefinitely reinvested, a tax liability of approximately $4.9 million would be recognized. Code Section 965(a), as added by the American Jobs Creation Act of 2004, allows for a reduced tax rate on the repatriation of dividends from controlled foreign corporations. The Company repatriated $35.0 million in 2005 under the provisions of this Act, which resulted in $1.9 million of current federal tax expense.
      Cash payments of income taxes were $41.7 million in 2005, $31.1 million in 2004 and $23.4 million in 2003.
      The consolidated effective income tax rate varied from the United States federal statutory income tax rate for the years ended December 31, as follows:

	2005	2004	2003

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.7	1.3	1.3
Foreign income taxes	(1.6)	(1.3)	0.5
Non-taxable income from Puerto Rico operations	(4.4)	(7.1)	(9.3)
IRS audit settlement	(5.1)	(3.8)	—
R & D credit refund claim	—	(1.5)	—
Other, net	(2.1)	(1.0)	(1.5)

Consolidated effective income tax rate	23.5%	21.6%	26.0%

      The 2005 consolidated effective income tax rate reflected the impact of tax benefits of $10.8 million recorded in connection with the completion of an IRS examination of the Company’s 2002 and 2003 tax

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
returns. The 2004 consolidated effective income tax rate reflected the impact of tax benefits of $10.2 million recorded in connection with the closing of an IRS examination of the Company’s tax returns through 2001, which included refund claims for the years 1995 through 2000 related to research and development activities during these years.

Note 14 —	Financial Instruments
      Concentrations of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist of trade receivables, cash and cash equivalents and short-term investments. The Company grants credit terms in the normal course of business to its customers. Due to the diversity of its product lines, the Company has an extensive customer base including electrical distributors and wholesalers, electric utilities, equipment manufacturers, electrical contractors, telephone operating companies and retail and hardware outlets. No single customer accounted for more than 10% of total sales in any year during the three years ended December 31, 2005. However, the Company’s top 10 customers accounted for approximately 29% of the accounts receivable balance at December 31, 2005. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers. Bad debt write-offs have historically been minimal. The Company places its cash and cash equivalents with financial institutions and limits the amount of exposure to any one institution.
      Fair Value: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, receivables, bank borrowings, accounts payable and accruals approximate their fair values given the immediate or short-term nature of these items (see also Note 7 — Investments).
      The fair value of the senior notes classified as long-term debt and current portion of long-term debt was determined by reference to quoted market prices of securities with similar characteristics and approximated $215.1 million and $325.5 million at December 31, 2005 and 2004, respectively.

Note 15 —	Commitments and Contingencies

Environmental and Legal
      The Company is subject to environmental laws and regulations which may require that it investigate and remediate the effects of potential contamination associated with past and present operations. The Company is also subject to various legal proceedings and claims, including those relating to workers’ compensation, product liability and environmental matters, including, for each, past production of product containing toxic substances, which have arisen in the normal course of its operations. Estimates of future liability with respect to such matters are based on an evaluation of currently available facts. Liabilities are recorded when it is probable that costs will be incurred and can be reasonably estimated. Given the nature of matters involved, it is possible that liabilities will be incurred in excess of amounts currently recorded. However, based upon available information, including the Company’s past experience, and reserves, management believes that the ultimate liability with respect to these matters will not have a material affect on the consolidated financial position, results of operations or cash flows of the Company.
      In the fourth quarter of 2005, the Company adopted the provision of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations” to refer to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company’s adoption of FIN 47 resulted in recording a liability of $0.7 million for certain legal obligations pertaining to environmental matters which were estimatable. The liability recorded was charged directly to income and was not reflected as

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a cumulative effect adjustment due to the amount not being material. In addition to the amount recorded, the Company identified other legal obligations related to environmental clean up for which a settlement date could not be determined. Management does not believe these items were material to the Company’s results of operations, financial position or cash flows as of December 31, 2005. This interpretation would not have a material impact on results of operations, financial position or cash flows had it been applied to all periods presented. The Company will continue to monitor and revalue its liability as necessary.

Leases
      Total rental expense under operating leases was $16.6 million in 2005, $15.8 million in 2004 and $16.3 million in 2003. The minimum annual rentals on non-cancelable, long-term, operating leases in effect at December 31, 2005 are expected to approximate $8.8 million in 2006, $6.8 million in 2007, $4.3 million in 2008, $2.7 million in 2009, $2.4 million in 2010 and $15.8 million thereafter. The Company accounts for its leases in accordance with SFAS No. 13, “Accounting for Leases”. The Company’s leases consist of operating leases primarily for buildings or equipment. The term for building leases typically range from 5-25 years with 5-10 year renewal periods.

Note 16 — Capital Stock
      Activity in the Company’s common shares outstanding is set forth below for the three years ended December 31, 2005 (in thousands, except per share amounts):

	Common Stock

	Class A	Class B

Outstanding at December 31, 2002	9,672	49,570

Exercise of stock options	—	1,660
Acquisition of shares	(182)	(441)

Outstanding at December 31, 2003	9,490	50,789

Exercise of stock options	—	1,192
Acquisition of shares	(139)	(117)

Outstanding at December 31, 2004	9,351	51,864

Exercise of stock options	—	1,306
Shares issued under compensation arrangements	—	8
Non-vested shares issued under compensation arrangements	—	130
Acquisition of shares	(223)	(1,345)

Outstanding at December 31, 2005	9,128	51,963

      Repurchased shares are retired when acquired and the purchase price is charged against par value and additional paid-in capital. Shares may be repurchased through the Company’s stock repurchase program or acquired by the Company from employees under the stock option plan. Voting rights per share: Class A Common — twenty; Class B Common — one. In addition, the Company has 5.9 million authorized shares of preferred stock; no preferred shares are outstanding.
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
      Shares of the Company’s common stock were reserved at December 31, 2005 as follows (in thousands):

	Common Stock
			Preferred
	Class A	Class B	Stock

Exercise of outstanding stock options	—	5,942	—
Future grant of stock-based compensation	—	5,144	—
Exercise of stock purchase rights	—	—	61
Shares reserved under other equity compensation plans	2	300	—

Total	2	11,386	61

Note 17 —	Stock-Based Compensation
      In 2005 the Company awarded restricted stock, stock appreciation rights (“SARs”) and performance shares on shares of the Company’s Class B Common Stock to certain executive employees and other key employees pursuant to the Hubbell Incorporated 2005 Incentive Award Plan. In 2005, the Company did not grant any stock option awards. The Company granted stock option awards in 2004 and 2003. Each of the compensation arrangements are discussed below.

Restricted Stock
      The restricted stock is not transferable and is subject to forfeiture in the event of the recipient’s termination of employment prior to vesting. A recipient will vest (with certain exceptions) in the restricted stock in one-third increments on each anniversary of the date of grant. In 2005 the Company granted a total of

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
130,376 shares of restricted stock and recorded stock-based compensation expense of $0.3 million with respect to these shares.

Stock Appreciation Rights
      The SARs entitle the recipient to the difference between the fair market value of the Company’s Class B Common Stock on the date of exercise and the grant price as determined on the grant date, payable in shares of Class B Common Stock. One-third of the SARs vest and become exercisable each year on the anniversary of the grant date and expire ten years after the grant date. In 2005 the Company granted 504,239 SARs at a grant price of $49.76. No stock-based employee compensation cost was recorded in income in 2005 as the grant price of the SARs was higher than the market price at December 31, 2005.

Performance Shares
      The performance shares vest and become deliverable based upon satisfaction of performance criteria established by the Company’s Compensation Committee. The criteria are based upon the Company’s cumulative growth in earnings per share compared to a peer group of the Standard & Poor’s Electrical Equipment Index over a three-year period. Performance at target will result in vesting and issuance of the performance shares. Performance below or above target can result in payment in the range of 0%-250% of the number of shares granted. Performance shares are issued on the third anniversary of grant assuming the performance measures have been met. In 2005, the Company granted 35,178 performance based shares and recorded an immaterial amount of stock-based employee compensation cost.

Stock Issued to Non-employee Directors
      In 2005, the compensation program for non-employee directors was changed to include an annual grant of 350 shares of Class B Common Stock of the Company. Each non-employee director received a grant of 350 shares in December 2005 at a grant price of $49.29 for services during 2005. The shares received were not subject to any restrictions on transfer and were fully vested at grant date. Commencing in 2006, each non-employee director who is re-elected, or first elected to the Board will receive a grant of 350 shares of Class B Common Stock each year on the date of the annual meeting of shareholders, which shares will be subject to forfeiture if the director’s service terminates prior to the date of the next regularly scheduled annual meeting of shareholders to be held in the following calendar year. These shares will be granted in accordance with the provisions of the 2005 Incentive Award Plan.

Stock Option Awards
      The Company has granted options to officers and other key employees to purchase the Company’s Class B Common Stock at 100% of market prices on the date of grant with a ten year term and, generally, a three year vesting period. The Company accounts for these options under the recognition and measurement principles of APB 25. No stock-based employee compensation cost has been reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock option activity for the three years ended December 31, 2005 is set forth below (in thousands):

	Number of	Option Price Per	Weighted
	Shares	Share Range	Average

Outstanding at December 31, 2002	8,578	$25.59-$47.13	$32.45
Granted	1,037		$44.31
Exercised	(1,661)	$24.59-$41.69	$27.24
Canceled or expired	(349)	$24.59-$47.13	$34.53

Outstanding at December 31, 2003	7,605	$24.59-$47.13	$35.11
Granted	1,019		$47.95
Exercised	(1,192)	$24.59-$47.13	$29.66
Canceled or expired	(111)	$24.59-$47.13	$42.48

Outstanding at December 31, 2004	7,321	$24.59-$47.95	$37.67
Granted	—		—
Exercised	(1,306)	$24.59-$47.13	$30.59
Canceled or expired	(73)	$24.59-$47.95	$42.30

Outstanding at December 31, 2005	5,942	$24.59-$47.95	$39.04

      The following table sets forth information related to the options outstanding at December 31, 2005 (in thousands):

	Weighted
	Average	Option Price Per Share
Number of Shares	Remaining Life	Range	Weighted Average

1,268	2 years	$39.34 - $47.13	$42.70
1,251	5 years	$24.59 - $30.74	$27.36
2,418	8 years	$34.12 - $47.95	$39.98
1,005*	9 years	$44.31 - $47.95	$46.71

*	Shares not vested as of December 31, 2005.
      A table illustrating the effect on Net income and Earnings per share had the Black-Scholes option pricing model been applied to stock options is presented in Note 1 — Significant Accounting Policies.

Note 18 —	Earnings Per Share
      The following table sets forth the computation of Earnings per share for the three years ended December 31, (in millions, except per share amounts):

	2005	2004	2003

Net Income	$165.1	$154.7	$115.1

Weighted average number of common shares outstanding during the period	61.0	60.7	59.5
Potential Dilutive Shares	0.8	0.9	0.6

Average number of shares outstanding (diluted)	61.8	61.6	60.1

Earnings per share:
Basic	$2.71	$2.55	$1.93
Diluted	$2.67	$2.51	$1.91

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Certain common stock equivalents were not included in the full year computation of diluted earnings per share because the effect would be anti-dilutive. At December 31, 2005, the anti-dilutive common stock equivalents consisted of 1.0 million of outstanding stock options, 0.5 million of stock appreciation rights and less than 0.1 million of performance-based shares. At December 31, 2004 and 2003, the anti-dilutive common stock equivalents consisted of 2.5 million and 4.4 million, respectively, of outstanding stock options.

Note 19 —	Accumulated Other Comprehensive Income (Loss)
      The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):

	Minimum				Accumulated
	Pension	Cumulative	Unrealized Gain	Cash Flow	Other
	Liability	Translation	(Loss) on	Hedging	Comprehensive
	Adjustment	Adjustment	Investments	Gain (Loss)	Income (Loss)

Balance at December 31, 2002	$(12.4)	$(17.6)	$0.5	$(1.2)	$(30.7)
2003 activity	8.3	11.8	(0.2)	0.1	20.0

Balance at December 31, 2003	(4.1)	(5.8)	0.3	(1.1)	(10.7)
2004 activity	2.2	7.9	(0.3)	(0.6)	9.2

Balance at December 31, 2004	(1.9)	2.1	—	(1.7)	(1.5)
2005 activity	(2.2)	(7.5)	(0.3)	0.7	(9.3)

Balance at December 31, 2005	$(4.1)	$(5.4)	$(0.3)	$(1.0)	$(10.8)

Note 20 —	Industry Segments and Geographic Area Information

Nature of Operations
      Hubbell Incorporated was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Hubbell designs, manufactures and sells high quality electrical and electronic products for a broad range of commercial, industrial, telecommunications, utility, and residential applications. Products are manufactured or assembled by subsidiaries in the United States, Canada, Brazil, Switzerland, Puerto Rico, Mexico, Italy and the United Kingdom. Hubbell also participates in a joint venture in Taiwan, and maintains sales offices in Singapore, the People’s Republic of China, Mexico, Hong Kong, South Korea and the Middle East.
      For management reporting and control, the Company’s businesses are divided into three operating segments: Electrical, Power, and Industrial Technology. Information regarding operating segments has been presented as required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. At December 31, 2005 the operating segments were comprised as follows:
      The Electrical segment is comprised of businesses that primarily sell through distributors, lighting showrooms and home centers, telephone and telecommunication companies, and includes primarily stock and custom products such as standard and special application wiring device products, lighting fixtures and controls, fittings, switches and outlet boxes, enclosures, wire management products and voice and data signal processing components. The products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians, and telecommunication companies. Certain lighting fixtures, wiring devices and electrical products also have residential application.
      The Power segment consists of businesses that design and manufacture a wide variety of construction, switching and protection products, hot line tools, grounding equipment, cover ups, fittings and fasteners, cable accessories, insulators, arresters, cutouts, sectionalizers, connectors and compression tools for the building and

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
maintenance of overhead and underground power and telephone lines, as well as applications in the industrial, construction and pipeline industries.
      The Industrial Technology segment consists of businesses that design and manufacture test and measurement equipment, high voltage power supplies and variable transformers, industrial controls including motor speed controls, pendant-type push-button stations, overhead crane controls, control and pressure switches, DC devices, Gleason Reel® electric cable and hose reels, and specialized communications systems such as intra-facility communications systems, telephone systems, and land mobile radio peripherals. Products are sold primarily to steel mills, industrial complexes, oil, gas and petro-chemical industries, seaports, transportation authorities, the security industry (malls and colleges), and cable and electronic equipment manufacturers.

Financial Information
      Financial information by industry segment and geographic area for the three years ended December 31, 2005, is summarized below (in millions). When reading the data the following items should be noted:

•	Net sales comprise sales to unaffiliated customers — inter-segment and inter-area sales are immaterial.

•	Segment operating income consists of net sales less operating expenses, including total corporate expenses, which are generally allocated to each segment on the basis of the segment’s percentage of consolidated net sales. Interest expense and other income have not been allocated to segments.

•	General corporate assets not allocated to segments are principally cash, prepaid pensions, investments and deferred taxes.

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Industry Segment Data

	2005	2004	2003

Net Sales:
Electrical	$1,496.8	$1,476.8	$1,313.7
Power	455.6	386.2	332.5
Industrial Technology	152.5	130.0	124.5

Total	$2,104.9	$1,993.0	$1,770.7

Operating Income:
Electrical	$153.1	$173.4	$136.3
Special charges, net	(10.9)	(16.7)	(8.1)
Power	68.8	41.2	32.9
Industrial Technology	20.4	14.7	10.8
Unusual item	(4.6)	—	—

Operating income	226.8	212.6	171.9
Interest expense	(19.3)	(20.6)	(20.6)
Investment and other income, net	8.2	5.3	4.2

Income before income taxes	$215.7	$197.3	$155.5

Assets:
Electrical	$795.4	$810.2	$758.3
Power	315.0	279.4	271.5
Industrial Technology	121.6	95.6	93.9
General Corporate	435.0	471.2	390.6

Total	$1,667.0	$1,656.4	$1,514.3

Capital Expenditures:
Electrical	$47.7	$28.9	$17.1
Power	11.1	6.3	5.2
Industrial Technology	5.3	2.7	0.7
General Corporate	9.3	1.2	4.6

Total	$73.4	$39.1	$27.6

Depreciation and Amortization:
Electrical	$36.0	$35.5	$38.4
Power	11.3	10.4	11.4
Industrial Technology	3.1	3.0	2.8

Total	$50.4	$48.9	$52.6

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Area Data

	2005	2004	2003

Net Sales:
United States	$1,866.5	$1,787.1	$1,590.1
International	238.4	205.9	180.6

Total	$2,104.9	$1,993.0	$1,770.7

Operating Income:
United States	$203.3	$193.6	$158.5
Special charges, net	(10.9)	(16.7)	(8.1)
International	34.4	35.7	21.5

Total	$226.8	$212.6	$171.9

Property, Plant, and Equipment, net:
United States	$222.5	$219.8	$257.1
International	45.3	42.0	38.7

Total	$267.8	$261.8	$295.8

      On a geographic basis, the Company defines “international” as operations and subsidiaries based outside of the United States and its possessions. Sales of international units were 11% of total sales in 2005 and 10% in 2004 and 2003, with Canadian and United Kingdom markets representing approximately 75% collectively of the 2005 total. Long-lived assets of international subsidiaries were 17% of the consolidated total in 2005, 16% in 2004, and 13% in 2003, with the Canadian and United Kingdom markets representing approximately 12% and 20%, respectively, of the 2005 total. Export sales directly to customers or through electric wholesalers from United States operations were $120.6 million in 2005, $99.6 million in 2004 and $93.5 million in 2003.
Note 21 — Quarterly Financial Data (Unaudited)
      The table below sets forth summarized quarterly financial data for the years ended December 31, 2005 and 2004 (in millions, except per share amounts):

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter

2005
Net Sales	$487.6		$520.5		$561.1		$535.7
Gross Profit	$136.7		$143.1	(1)	$164.2	(1)	$151.0
Net Income	$28.8	(1)(2)	$35.7	(1)	$48.5	(1)	$52.1	(1)(3)
Earnings Per Share — Basic	$0.47		$0.58		$0.80		$0.86
Earnings Per Share — Diluted	$0.46		$0.58		$0.79		$0.84
2004
Net Sales	$465.2		$502.9		$525.1		$499.7
Gross Profit	$132.7	(4)	$140.2	(4)	$147.4	(4)	$141.5
Net Income	$34.0	(4)	$31.4	(4)	$41.5	(4)	$47.8	(4)(5)
Earnings Per Share — Basic	$0.56		$0.52		$0.68		$0.78
Earnings Per Share — Diluted	$0.56		$0.51		$0.67		$0.77

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	In the first, second, third and fourth quarters of 2005, Net Income included $1.9 million, $2.7 million, $1.2 million and $5.1 million of pretax special charges, respectively. These charges relate to both the integration of the Company’s lighting operations and consolidation actions within the wiring device business. All special charges relate to the Electrical segment. Included in the amounts above are inventory write-down costs which are recorded in Cost of goods sold and for the second and third quarters of 2005 were $0.5 million and $0.2 million, respectively, thereby reducing Gross Profit on a pretax basis.

(2)	Net Income in the first quarter of 2005 included a pretax charge of $4.6 million related to transactional expenses in support of the Company’s strategic growth initiatives.

(3)	Net Income in the fourth quarter of 2005 included an income tax benefit of $10.8 million related to the completion of IRS examinations for years through 2003 and a $4.9 million pretax gain on sale of a building in the Electrical segment.

(4)	In the first, second, third and fourth quarters of 2004, Net Income included $1.4 million, $10.4 million, $2.1 million and $2.8 million of pretax special charges, respectively. These charges relate to both the integration of the Company’s lighting operations following the acquisition of LCA and consolidation actions within the wiring device business. All special charges relate to the Electrical Segment. Included in the amounts above are inventory write-down costs which are recorded in Cost of goods sold and for the first, second and third quarters of 2004 were $0.2 million, $0.9 million and $0.2 million, respectively, thereby reducing Gross Profit on a pretax basis.

(5)	Net income in the fourth quarter of 2004 included a tax benefit of $10.2 million related to the completion of IRS examinations for years through 2001.

Note 22 —	Guarantees
      The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued.
      The Company records a liability equal to the fair value of guarantees in the Consolidated Balance Sheet in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (FIN 45). As of December 31, 2005 and 2004 the fair value and maximum potential payment related to the Company’s guarantees were not material. The Company may enter into various hedging instruments which are subject to disclosure in accordance with FIN 45. As of December 31, 2005 the Company had six individual forward exchange contracts outstanding each for the purchase of $1.0 million U.S. dollars which expire ratably each month through June 2006. These contracts were entered into in order to hedge the exposure to fluctuating rates of exchange on anticipated inventory purchases. These contracts have been designated as cash flow hedges in accordance with SFAS No. 133, as amended.

HUBBELL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company offers a product warranty which covers defects on most of its products. These warranties apply only to products that are properly used for their intended purpose, installed correctly, and properly maintained. The Company generally accrues estimated warranty costs at the time of sale. Estimated warranty expenses are based upon historical information such as past experience, product failure rates, or the number of units repaired. Adjustments are made to the product warranty accrual as claims are incurred or as historical experience indicates. The liability is reviewed for reasonableness on a quarterly basis and may be adjusted as additional information regarding expected warranty costs become known. Changes in the accrual for product warranties in 2005 are set forth below (in millions):

Balance at December 31, 2004	$4.0
Current year provision	2.1
Expenditures	(2.3)

Balance at December 31, 2005	$3.8

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
           Not applicable.

Item 9A.	Controls and Procedures
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
      The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f), as of the end of the period covered by this report on Form 10-K. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information (including from consolidated subsidiaries) required to be included in Exchange Act reports.
      Changes in Internal Controls — In October of 2005, the Company implemented its second phase of a multi-year program to implement a fully integrated suite of SAP application software. The implementation has involved changes to certain internal controls over financial reporting. The Company has reviewed each system as it is being implemented and the controls affected by the new systems and made appropriate changes to affected internal controls as necessary. These controls were included in the Company’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005, which is included under “Management’s Report on Internal Control over Financial Reporting” in the “Report of Management” on page 43.

Item 9B. Other Information
             Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant(1)
      The Company’s Chief Executive Officer made the annual certification required by Section 303A.12 of the NYSE Company Manual on May 5, 2005. The Company has filed with the Securities and Exchange Commission as exhibits to this Form 10-K the Sarbanes Oxley Act Section 302 Certifications of its Chief Executive Officer and Chief Financial Officer relating to the quality of its public disclosure.

(1)	The information required by this item regarding executive officers is included on page 12 of this Form 10-K and the remaining required information is incorporated by reference to the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 1, 2006.

Item 11.	Executive Compensation(2)

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information
      The following table provides information as of December 31, 2005 with respect to the Company’s common stock that may be issued under the Company’s equity compensation plans.

	A	B	C

		Weighted Average	Number of Securities Remaining
	Number of Securities to be	Exercise Price of	Available for Future Issuance
	Issued upon Exercise of	Outstanding	Under Equity Compensation
	Outstanding Options,	Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column A)

Equity Compensation Plans Approved by Shareholders(a)	6,534,364 (c)	$39.88	5,144,429 (c)
Equity Compensation Plans Not Requiring Shareholder Approval(b)	—	—	2,431 (d)
	—	—	300,000 (c)

Total	6,534,364	$39.88	5,446,860

(a)	The Company’s (a) Stock Option Plan for Key Employees, and (b) 2005 Incentive Award Plan.

(b)	The Company’s Deferred Compensation Plan for Directors.

(c)	Class B Common Stock

(d)	Class A Common Stock

Item 13.	Certain Relationships and Related Transactions(2)

Item 14.	Principal Accountant Fees and Services(2)

(2)	The information required by this item is incorporated by reference to the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 1, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedule
1.     Financial Statements and Schedule
      Financial statements and schedule listed in the Index to Financial Statements and Schedule appearing on Page 42 are filed as part of this Annual Report on Form 10-K.
2.     Exhibits

Number	Description

3a	Restated Certificate of Incorporation, as amended and restated as of September 23, 2003. (1) Exhibit 3a of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2003, and filed on November 10, 2003, is incorporated by reference; and (2) Exhibit 1 of the registrant’s reports on Form 8-A and 8-K, both dated and filed on December 17, 1998, are incorporated by reference.
3b	By-Laws, Hubbell Incorporated, as amended on June 4, 2003. Exhibit 3b of the registrant’s report on Form 10-Q for the second quarter (ended June 30, 2003), 2003, and filed August 12, 2003, is incorporated by reference.
3c	Rights Agreement, dated as of December 9, 1998, between Hubbell Incorporated and ChaseMellon Shareholder Services, L.L.C. as Rights Agent is incorporated by reference to Exhibit 1 to the registrant’s Registration Statement on Form 8-A and Form 8-K, both dated and filed on December 17, 1998. Exhibit 3(c), being an Amendment to Rights Agreement, of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 1999, and filed on November 12, 1999, is incorporated by reference.
4a	Instruments with respect to the 1996 issue of long-term debt have not been filed as exhibits to this Annual Report on Form 10-K as the authorized principal amount on such issue does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis; registrant agrees to furnish a copy of each such instruments to the Commission upon request.
4b	Senior Indenture, dated as of September 15, 1995, between Hubbell Incorporated and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank and Chemical Bank), as trustee. Exhibit 4a of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
4c	Specimen Certificate of 6.375% Notes due 2012. Exhibit 4b of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
4d	Specimen Certificate of registered 6.37% Notes due 2010. Exhibit 4c of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
4e	Registration Rights Agreement, dated as of May 15, 2002, among Hubbell Incorporated and J.P. Morgan Securities, Inc., BNY Capital Markets, Inc., Deutsche Bank Securities Inc., First Union Securities, Inc., Morgan Stanley & Co. Incorporated and Salomon Smith Barney Inc. as the Initial Purchasers. Exhibit 4d of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
10a†	Hubbell Incorporated Supplemental Executive Retirement Plan, as amended and restated effective June 7, 2001. Exhibit 10a of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2001, filed August 9, 2001, is incorporated by reference.
10b(1)†	Hubbell Incorporated Stock Option Plan for Key Employees, as amended and restated effective May 5, 2003. (i) Exhibit 10b(1) of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2003, filed August 12, 2003, is incorporated by reference; (ii) Amendment, dated June 9, 2004, filed as Exhibit 10ee of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2004, filed August 5, 2004, is incorporated by reference.

Number	Description

10bb	Credit Agreement, dated as of October 20, 2004, by and among Hubbell Incorporated, JPMorgan Chase bank as administrative agent and lender, other Lenders party thereto from time to time, Citibank, N.A., Fleet National Bank and Wachovia Bank, National Association as Syndication Agents, and J.P. Morgan Securities Inc., as Arranger and Bookrunner. Exhibit 99.1 of the registrant’s report on Form 8-K, filed October 21, 2004, is incorporated by reference.
10c†	Description of the Hubbell Incorporated, Post Retirement Death Benefit Plan for Participants in the Supplemental Executive Retirement Plan, as amended effective May 1, 1993. Exhibit 10c of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 1993, filed on August 12, 1993, is incorporated by reference.
10f	Hubbell Incorporated Deferred Compensation Plan for Directors, as amended and restated effective December 3, 2002. Exhibit 4(b) of the registrant’s Form S-8 Registration Statement, filed December 19, 2002, is incorporated by reference.
10h	Hubbell Incorporated Key Man Supplemental Medical Insurance, as amended and restated effective December 9, 1986. Exhibit 10h of the registrant’s report on Form 10-K for the year 1987, filed on March 25, 1988, is incorporated by reference.
10i	Hubbell Incorporated Retirement Plan for Directors, as amended and restated effective December 3, 2002. Exhibit 10i of the registrant’s report on Form 10-K for the year 2002, filed March 24, 2003, is incorporated by reference.
10o†	Hubbell Incorporated Policy for Providing Severance Payments to Key Managers, as amended and restated effective September 9, 1993. Exhibit 10o of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 1993, filed on November 10, 1993, is incorporated by reference.
10p†	Hubbell Incorporated Senior Executive Incentive Compensation Plan, effective January 1, 1996. Exhibit C of the registrant’s proxy statement, dated March 22, 1996 and filed on March 27, 1996, is incorporated by reference.
10.1†	Amended and Restated Continuity Agreement, dated as of March 14, 2005, between Hubbell Incorporated and Timothy H. Powers. Exhibit 10.1 of the registrant’s report on Form 8-K, dated and filed March 15, 2005, is incorporated by reference.
10.2†	Continuity Agreement, dated as of March 14, 2005, between Hubbell Incorporated and Gregory F. Covino. Exhibit 10.2 of the registrant’s report on Form 8-K, dated and filed March 15, 2005, is incorporated by reference.
10.3†	Continuity Agreement, dated as of March 14, 2005, between Hubbell Incorporated and Scott H. Muse. Exhibit 10.3 of the registrant’s report on Form 8-K, dated and filed March 15, 2005, is incorporated by reference.
10.4†	Continuity Agreement, dated as of March 14, 2005, between Hubbell Incorporated and Thomas P. Smith. Exhibit 10.4 of the registrant’s report on Form 8-K, dated and filed March 15, 2005, is incorporated by reference.
10u†	Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and Richard W. Davies. Exhibit 10u of the registrant’s report on Form 10-K for the year 1999, filed March 27, 2000, is incorporated by reference.
10.5†	Amendment, dated as of March 14, 2005, to Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and Richard W. Davies. Exhibit 10.5 of the registrant’s report on Form 8-K, dated and filed March 15, 2005, is incorporated by reference.
10v†	Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and James H. Biggart. Exhibit 10v of the registrant’s report on Form 10-K for the year 1999, filed March 27, 2000, is incorporated by reference.
10.7†	Amendment, dated as of March 14, 2005, to Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and James H. Biggart. Exhibit 10.7 of the registrant’s report on Form 8-K, dated and filed March 15, 2005, is incorporated by reference.

Number	Description

10w†	Hubbell Incorporated Top Hat Restoration Plan, as amended effective June 6, 2002. Exhibit 10w of the registrant’s report on Form 10-Q for the second quarter (ended June 30), filed August 12, 2002, is incorporated by reference.
10x†	Termination Agreement and General Release, dated as of October 21, 2001, between Hubbell Incorporated and Harry B. Rowell, Jr., Exhibit 10x of the registrant’s report on Form 10-K for the year 2001, filed March 19, 2002, is incorporated by reference.
10y†	The retirement arrangement with G. Jackson Ratcliffe is incorporated by reference to the registrant’s proxy Statements:(i), dated March 27, 2002 as set forth under the heading “Employment Agreements/Retirement Arrangements”, (ii) dated March 15, 2004 as set forth under the heading “Matters Relating to Directors and Shareholders”, and (iii) and dated as of March 16, 2005 as set forth under the heading “Matters Relating to Directors and Shareholders”.
10z†	Hubbell Incorporated Incentive Compensation Plan, adopted effective January 1, 2002. Exhibit 10z of the registrant’s report on Form 10-K for the year 2001, filed on March 19, 2002, is incorporated by reference.
10aa†	Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and W. Robert Murphy. Exhibit 10aa of the registrant’s report on Form 10-K for the year 2002, filed March 24, 2003, is incorporated by reference.
10.6†	Amendment, dated as of March 14, 2005, to Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and W. Robert Murphy. Exhibit 10.6 of the registrant’s report on Form 8-K dated and filed March 15, 2005, is incorporated by reference.
10cc†	Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and Gary N. Amato. Exhibit 10cc of the registrant’s report on Form 10-K for the year 2002, filed March 24, 2003, is incorporated by reference.
10.8†	Amendment, dated as of March 14, 2005, to Continuity Agreement, dated as of December 27, 1999, between Hubbell Incorporated and Gary N. Amato. Exhibit 10.8 of the registrant’s report on Form 8-K dated and filed March 15, 2005, is incorporated by reference.
10.9†	Grantor Trust for Senior Management Plans Trust Agreement, dated as of March 14, 2005, between Hubbell Incorporated and The Bank of New York, as Trustee. Exhibit 10.9 of the registrant’s report on Form 8-K dated and filed March 15, 2005, is incorporated by reference.
10.10†	Grantor Trust for Non-Employee Director Plans Trust Agreement, dated as of March 14, 2005, between Hubbell Incorporated and The Bank of New York. Exhibit 10.10 of the registrant’s report on Form 8-K dated and filed March 15, 2005, is incorporated by reference.
10.ee†	Hubbell Incorporated 2005 Incentive Award Plan. Exhibit B of the registrant’s proxy statement, dated as of March 16, 2005, is incorporated by reference.
10.ff†	Letter Agreement, dated September 2005, between Hubbell Incorporated and David G. Nord. Exhibit 99.1 of the registrant’s report on Form 8-K dated and filed September 6, 2005, is incorporated by reference.
10.gg†	Continuity Agreement, dated as of September 19, 2005, between Hubbell Incorporated and David G. Nord. Exhibit 10.12 of the registrant’s report on Form 10-Q dated and filed November 4, 2005 is incorporated by reference.
10.hh†	Restricted Award Agreement, dated September 19, 2005 between Hubbell Incorporated and David G. Nord. Exhibit 10.13 of the registrant’s report on Form 10-Q dated and filed November 4, 2005 is incorporated by reference.
10.ii*	Credit Agreement, dated as of October 20, 2004 as Amended and Restated as of December 12, 2005 Among Hubbell Incorporated, Hubbell Cayman Limited, The Lenders Party hereto, Citibank, N.A., Bank of Wachovia Bank, National Association, as Syndication Agents and JPMorgan Chase Bank, N.A., as Administrative Agent.
21*	Listing of significant subsidiaries.
23*	Consent of PricewaterhouseCoopers LLP.

Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	This exhibit constitutes a management contract, compensatory plan, or arrangement

*	Filed hereunder

Hubbell Incorporated

By	/s/ David G. Nord

David G. Nord
Senior Vice President and
Chief Financial Officer

By	/s/ Gregory F. Covino

Gregory F. Covino
Vice President, Controller
(and Chief Accounting Officer)
Date: March 8, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Title	Date

By	/s/ T. H. Powers T. H. Powers	Chairman of the Board, President and Chief Executive Officer and Director	2/17/06

By	/s/ D. G. Nord D. G. Nord	Senior Vice President and Chief Financial Officer	2/17/06

By	/s/ E. R. Brooks E. R. Brooks	Director	2/17/06

By	/s/ G. W. Edwards, Jr G. W. Edwards, Jr	Director	2/17/06

By	/s/ J. S. Hoffman J. S. Hoffman	Director	2/17/06

By	/s/ A. McNally IV A. McNally IV	Director	2/17/06

By	/s/ D. J. Meyer D. J. Meyer	Director	2/17/06

By	/s/ G. J. Ratcliffe G. J. Ratcliffe	Director	2/17/06

By	/s/ R. J. Swift R. J. Swift	Director	2/17/06

By	/s/ D. S. Van Riper D. S. Van Riper	Director	2/17/06

Schedule II
HUBBELL INCORPORATED AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005
      Reserves deducted in the balance sheet from the assets to which they apply (in millions):

		Additions/
		(Reversals)
	Balance at	Charged to	Acquisitions/		Balance
	Beginning	Costs and	Disposition		at End
	of Year	Expenses	of Businesses	Deductions	of Year

Allowances for doubtful accounts receivable:
Year 2003	$12.3	$1.8	$—	$(2.5)	$11.6
Year 2004	$11.6	$(2.9)	$—	$(2.6)	$6.1
Year 2005	$6.1	$(1.6)	$0.1	$(0.4)	$4.2
Allowance for credit memos and returns:
Year 2003	$15.6	$14.2	$—	$(14.3)	$15.5
Year 2004	$15.5	$15.8	$—	$(15.0)	$16.3
Year 2005	$16.3	$16.6	$—	$(16.9)	$16.0
Allowances for excess/obsolete inventory:
Year 2003	$44.8	$11.1 *	$—	$(21.7)	$34.2
Year 2004	$34.2	$4.7 *	$—	$(16.8)	$22.1
Year 2005	$22.1	$3.6 *	$0.2	$(9.4)	$16.5
Valuation allowance on deferred tax assets:
Year 2003	$4.0	$0.9	$—	$—	$4.9
Year 2004	$4.9	$(0.2)	$—	$—	$4.7
Year 2005	$4.7	$(4.1)	$—	$—	$0.6

*	Includes the cost of product line discontinuances of $0.7 million, $1.3 million and $2.4 million in 2005, 2004 and 2003, respectively.