Form 10-Q
period 2006-03-31
HUBBELL INC
filed 2006-05-05
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of May 1, 2006 were 8,474,680 and 52,320,238, respectively.

HUBBELL INCORPORATED

HUBBELL INCORPORATED
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Statement of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31
	2006	2005
Net sales	$573.0	$487.6
Cost of goods sold	414.5	350.9

Gross profit	158.5	136.7

Selling & administrative expenses	99.1	92.4
Special charges	1.5	1.9

Operating income	57.9	42.4

Interest expense, net	1.9	2.8
Other (income), net	(0.3)	(0.1)

Income before income taxes	56.3	39.7
Provision for income taxes	16.6	10.9

Net income	$39.7	$28.8

Earnings per share
Basic	$0.66	$0.47
Diluted	$0.65	$0.46

Average number of common shares outstanding
Basic	60.5	61.5
Diluted	61.2	62.7

Cash dividends per common share	$0.33	$0.33
See notes to condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Balance Sheet
(unaudited)
(in millions)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$63.7	$110.6
Short-term investments	106.3	121.3
Accounts receivable, net	355.8	310.4
Inventories, net	259.3	237.1
Deferred taxes and other	45.8	40.7

Total current assets	830.9	820.1
Property, Plant, and Equipment, net	272.3	267.8
Other Assets
Investments	85.4	78.8
Goodwill	351.4	351.5
Intangible assets and other	151.2	148.8

Total Assets	$1,691.2	$1,667.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$20.3	$29.6
Accounts payable	185.5	159.5
Accrued salaries, wages and employee benefits	34.8	41.4
Accrued income taxes	29.9	20.0
Dividends payable	20.0	20.2
Other accrued liabilities	95.9	89.8

Total current liabilities	386.4	360.5
Long-Term Debt	199.2	199.2
Other Non-Current Liabilities	111.4	109.2

Total Liabilities	697.0	668.9
Shareholders’ Equity	994.2	998.1

Total Liabilities and Shareholders’ Equity	$1,691.2	$1,667.0

See notes to condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Statement of Cash Flows
(unaudited)
(in millions)

	Three Months Ended
	March 31
	2006	2005
Cash Flows from Operating Activities
Net income	$39.7	$28.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12.9	12.0
Deferred income taxes	(1.0)	—
Stock-based compensation	2.7	—
Changes in assets and liabilities:
Increase in accounts receivable	(41.1)	(9.8)
Increase in inventories	(22.2)	(13.9)
Increase (decrease) in current liabilities	28.4	(22.2)
Changes in other assets and liabilities, net	(2.8)	3.8
Other, net	(0.1)	2.4

Net cash provided by operating activities	16.5	1.1

Cash Flows from Investing Activities
Acquisition of business, net of cash acquired	—	(5.5)
Capital expenditures	(17.2)	(13.0)
Purchases of available-for-sale investments	(57.8)	(69.0)
Proceeds from sale of available-for-sale investments	66.3	87.9
Purchases of held-to-maturity investments	(0.4)	—
Other, net	0.6	1.5

Net cash (used in) provided by investing activities	(8.5)	1.9

Cash Flows from Financing Activities
Payment of short-term debt	(9.1)	—
Payment of dividends	(20.2)	(20.2)
Proceeds from exercise of stock options	6.1	12.3
Tax benefit from exercise of stock options	1.1	—
Acquisition of common shares	(32.9)	—

Net cash used in financing activities	(55.0)	(7.9)

Effect of foreign exchange rate changes on cash and cash equivalents	0.1	(0.3)

Decrease in cash and cash equivalents	(46.9)	(5.2)
Cash and cash equivalents
Beginning of period	110.6	139.9

End of period	$63.7	$134.7

See notes to condensed consolidated financial statements.

HUBBELL INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, or “registrant”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
     The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.
     Book overdraft cash balances have been reflected in Accounts payable beginning in the fourth quarter of 2005. Classification of prior year amounts in the Condensed Consolidated Statement of Cash Flows has been revised to conform to the current year presentation. Certain other prior year amounts in the Condensed Consolidated Statement of Cash Flows have been reclassified to conform with the current year presentation.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2005.
2. Business Acquisition
     In the first quarter of 2005, the Company completed the purchase of certain assets and assumption of certain liabilities of a foundation anchoring business hereinafter referred to as “Atlas” for $5.5 million in cash, including fees and expenses and net of cash acquired. Atlas is a designer and manufacturer of helical and push pier anchors which are sold to dealers and installers throughout the U.S. and compliments the product offering of the Company’s Power segment.
3. Stock-Based Compensation
     On January 1, 2006, the Company adopted SFAS 123 (R), “Share-Based Payment” (“SFAS 123 (R)”). The standard requires expensing the value of all share-based payments, including stock options and similar awards, based upon the award’s fair value measurement on the grant date. SFAS 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123 (R) is supplemented by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”. SAB No. 107 expresses the SEC staff’s views regarding the interaction between SFAS 123(R) and certain rules and regulations including the valuation of share-based payment arrangements.
     As of March 31, 2006, the Company had various stock-based awards outstanding which were issued to certain executive employees and other key employees. The Company will recognize the cost of these awards on a straight line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company adopted the modified prospective transition method as outlined in SFAS 123 (R) and, therefore, prior year amounts have not been restated. Prior to adopting SFAS 123 (R), the Company applied APB 25 and related interpretations in accounting for its stock-based compensation arrangements.
     In 2005, the Company issued restricted stock awards, performance based stock awards and stock appreciation rights (“SARs”) on the Company’s Class B Common Stock pursuant to the Hubbell Incorporated 2005 Incentive Award Plan. In 2004 and 2003, the Company granted stock option awards on the Company’s Class B Common Stock under its stock option plan to certain employees. No stock-based awards were granted in the three month period ended March 31, 2006. For the three months ended March 31, 2006, the Company recognized a total of $2.7 million, pretax, of stock-based compensation expense of which $2.4 million was recorded in Selling & administrative expense and $0.3 million was recorded in Cost of goods sold in the Condensed Consolidated Statement of Income. In addition, $0.1 million has been capitalized in Inventory in the Condensed Consolidated Balance Sheet. Of the total $2.7 million of stock-based compensation expense, $1.8 million relates to the expensing of stock options which would not have been expensed but for the adoption of SFAS 123 (R). Total stock-based compensation expense in the first three months of 2006 reduced both basic and diluted earnings per share by $.03 compared to the same period in the prior year.
     For the three months ended March 31, 2006, the Company recorded $1.0 million of income tax benefit related to the stock-based compensation expense. The income tax benefit has been recorded as a deferred tax asset in Deferred taxes and other in the Condensed Consolidated Balance Sheet. As of March 31, 2006, there was $19.1 million, pretax, of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized ratably through November 2008.
     As of March 31, 2006, the Company may issue up to an additional 5.1 million shares from any combination of stock options, restricted stock, performance shares, or SARs in accordance with the Hubbell Incorporated 2005 Incentive Award Plan. The Company’s policy is to issue new shares for any stock-based awards.
     Each of the compensation arrangements is discussed below.
  Restricted Stock
     The restricted stock granted to date is not transferable and is subject to forfeiture in the event of the recipient’s termination of employment prior to vesting. The restricted stock will generally vest in one-third increments on each anniversary of the date of grant or upon a change in control, termination of employment by reason of death or disability or in certain other instances. Recipients are entitled to receive dividends and voting rights on their restricted stock regardless of vesting. The weighted average fair value of the 2005 restricted stock grants was $49.07 per share. The fair values are measured using the mean between the high and low trading prices of the Company’s Class B Common Stock on the measurement date. At December 31, 2005, the Company had 130,376 shares of non-vested restricted stock outstanding of which 1,921 shares have been forfeited and none have vested in the first three months of 2006. A total of 128,455 non-vested shares remain outstanding as of March 31, 2006.
  Stock Appreciation Rights
     The SARs granted to date entitle the recipient to the difference between the fair market value of the Company’s Class B Common Stock on the date of exercise and the grant price as determined using the mean between the high and the low trading prices of the Company’s Class B Common Stock on the measurement date. One-third of the SARs vest and become exercisable each year on the anniversary of the grant date and expire ten years after the grant date. At December 31, 2005 the Company had 504,239 non-vested SARs outstanding at a grant price of $49.76, of which none are vested as of March 31, 2006 and 6,864 have been forfeited. A total of 497,375 SARs remain outstanding as of March 31, 2006.
     The fair value of the SARs was measured using the Black-Scholes option pricing model. The following table summarizes the assumptions used in applying the Black-Scholes option pricing model to determine the 2006 expense with respect to SARs. Expected volatilities are based on historical volatilities of the Company’s stock, and other factors. The Company uses historical data as well as other factors to estimate exercise behavior and employee termination. The expected term of SARs granted is based upon historical trends of stock option behavior as well as future projections. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the award.

Weighted Avg.
			Risk Free		Grant Date
	Dividend	Expected	Interest	Expected	Fair Value
	Yield	Volatility	Rate	Option Term	Per Option
2005 SARs	2.65%	23.5%	4.26%	6 years	$11.10
Performance Shares
     The performance shares granted to date vest and become deliverable based upon satisfaction of performance criteria established by the Company’s Compensation Committee. The criteria are based upon the Company’s cumulative growth in earnings per share compared to a peer group of the Standard & Poor’s Electrical Equipment Index over a three-year period. Performance at target will result in vesting and issuance of the performance shares. Performance below or above target can result in payment in the range of 0%-250% of the number of shares granted. Performance shares are issued on the third anniversary of the date of grant assuming the performance measures have been met. The fair value of the performance shares is $46.23, which was measured using the mean between the high and low trading prices of the Company’s Class B Common Stock on the measurement date, discounted for the non-payment of dividends during the requisite period. At December 31, 2005, the Company had 35,178 non-vested performance based shares outstanding of which none have vested and none have been forfeited as of March 31, 2006. The Company estimates that the performance criteria is probable of being satisfied at 100% of the target number of shares granted.
  Stock Option Awards
     The Company granted options to officers and other key employees to purchase the Company’s Class B Common Stock in previous years. All options granted had an exercise price equal to the market value of the underlying common stock on date of grant. These option awards generally vest annually over a three-year period and expire after ten years.
     Stock option activity for the three months ended March 31, 2006 is set forth below (in thousands):

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2005	5,942	$39.04
Granted	—	—
Exercised	(235)	$33.36
Forfeited	(24)	$46.45
Canceled or expired	(49)	$32.38

Outstanding at March 31, 2006	5,634	$39.21
     The aggregate intrinsic value of stock option exercises during the first quarter of 2006 was $2.9 million. The aggregate intrinsic value of all outstanding stock option awards at March 31, 2006 was $67.9 million.
     The following table sets forth information related to options outstanding at March 31, 2006 (in thousands):

		Weighted
		Average Remaining	Weighted Average
Number of Shares		Contractual Term	Exercise Price
1,231		2 years	$42.74
1,168		5 years	$27.44
2,259		8 years	$40.12
976	*	9 years	$46.72

5,634			$39.21

*	Shares not vested as of March 31, 2006.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, for stock options in the prior year (in millions, except per share amounts):

Three Months Ended
March 31, 2005
Net income, as reported	$28.8
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1.6)

Pro forma net income	$27.2

Earnings per share:
Basic — as reported	$0.47

Basic — pro forma	$0.44

Diluted — as reported	$0.46

Diluted — pro forma	$0.44

     Cash received from option exercises was $6.1 million and $12.3 million for the first three months of 2006 and 2005, respectively. The Company recorded a realized tax benefit from the exercise of stock options of $1.1 million for the period ended March 31, 2006 which has been included in Cash Flows From Financing Activities in the Condensed Consolidated Statement of Cash Flows as prescribed by SFAS 123(R). The Company recorded a realized tax benefit from the exercise of stock options of $2.7 million for the period ended March 31, 2005 which has been included in Other, net within Cash Flows From Operating Activities in the Condensed Consolidated Statement of Cash Flows.

4. Inventories
     Inventories are comprised of the following (in millions):

	March 31,	December 31,
	2006	2005
Raw Material	$90.8	$83.0
Work-in-Process	59.8	53.6
Finished Goods	159.6	151.6

	310.2	288.2
Excess of FIFO over LIFO cost basis	(50.9)	(51.1)

Total	$259.3	$237.1

5. Earnings Per Share
     The following table sets forth the computation of earnings per share for the three months ended March 31, 2006 and 2005 (in millions, except per share amounts):

	Three Months Ended
	March 31
	2006	2005
Net income	$39.7	$28.8

Weighted average number of common shares outstanding—Basic	60.5	61.5
Potential dilutive shares	0.7	1.2

Average number of shares outstanding —Diluted	61.2	62.7

Earnings per share of Common Stock:
—Basic	$0.66	$0.47

—Diluted	$0.65	$0.46

     At March 31, 2006, 2.9 million of anti-dilutive common stock equivalents and all performance shares have been excluded from the computation of diluted earnings per share. At March 31, 2005, there were no anti-dilutive common stock equivalents.
6. Goodwill and Other Intangible Assets
     Changes in the carrying amount of goodwill for the three months ended March 31, 2006, by segment, were as follows (in millions):

	Segment
			Industrial
	Electrical	Power	Technology	Total
Balance December 31, 2005	$175.9	$122.1	$53.5	$351.5
Acquisition adjustments	—	0.2	—	0.2
Translation adjustments	(0.8)	0.5	—	(0.3)

Balance March 31, 2006	$175.1	$122.8	$53.5	$351.4

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
     Identifiable intangible assets are recorded in “Intangible assets and other” in the Condensed Consolidated Balance Sheet and at March 31, 2006 include approximately $21.5 million of indefinite-lived intangible assets not subject to amortization and $23.3 million of intangibles with definite lives that are being amortized and are presented net of accumulated amortization of $4.6 million. Amortization expense is expected to be approximately $2.2 million per year over the next two years and $1.9 million for the three years thereafter. Indefinite-lived intangible assets primarily represent tradenames related to the Lighting Corporation of America (“LCA”) acquisition. Definite-lived intangible assets primarily represent customer lists, trademarks and patents.

7. Shareholders’ Equity
     Shareholders’ equity is comprised of the following (in millions, except share and per share amounts):

	March 31,	December 31,
	2006	2005
Common stock, $.01 par value:
Class A — authorized 50,000,000 shares; Outstanding 8,525,980 and 9,127,960 shares	$0.1	$0.1
Class B — authorized 150,000,000 shares; Outstanding 51,907,732 and 51,962,990 shares	0.5	0.5
Additional paid-in capital	236.2	267.2
Retained earnings	768.7	749.1
Unearned compensation	—	(8.0)
Accumulated other comprehensive loss, net of tax:
Pension liability adjustment	(4.1)	(4.1)
Cumulative translation adjustment	(5.9)	(5.4)
Cash flow hedge loss	(0.8)	(1.0)
Unrealized loss on investments	(0.5)	(0.3)

Total Accumulated other comprehensive loss	(11.3)	(10.8)

Total Shareholders’ equity	$994.2	$998.1

8. Comprehensive Income
     Total comprehensive income and its components are as follows (in millions):

	Three Months Ended
	March 31
	2006	2005
Net income	$39.7	$28.8
Foreign currency translation adjustments	(0.5)	(2.9)
Unrealized loss on investments	(0.2)	(0.1)
Cash flow hedge net gain	0.2	0.3

Comprehensive income	$39.2	$26.1

9. Special Charges
     Special charges in the first quarter of 2006 and 2005 reflect pretax expenses of $1.7 million and $1.9 million, respectively. Included in the 2006 first quarter is $0.2 million of inventory write-downs which were recorded in Cost of goods sold in the Condensed Consolidated Statement of Income. All charges recorded in the first quarters of 2006 and 2005 were a result of the lighting business integration and rationalization program within the Electrical segment as discussed below.
     Lighting Business Integration and Rationalization Program
     The Company’s ongoing lighting business integration and rationalization program (“the Program” or “lighting Program”) was initiated in 2002 following the Company’s acquisition of LCA and relates to both the integration and rationalization of the Company’s acquired and legacy lighting operations. The Program consists of a series of actions related to the consolidation of manufacturing, sales and administrative functions occurring throughout the commercial and industrial lighting business and the relocation of the manufacturing and assembly of commercial lighting fixture products to low cost countries.
     The 2006 first quarter charge consisted of $1.0 million of severance and related benefit costs, $0.5 million of transition and integration costs and $0.2 million of inventory write-downs related to product rationalizations. Severance costs are recorded as a result of actions initiated in 2005 and in the first quarter of 2006. A portion of the severance costs were recorded based upon the affected employees’ remaining service period following the announcement of the programs. A total reduction of approximately 580 employees is expected to occur as a result of actions related to these programs, of which approximately 250 employees have left the Company as of March 31, 2006. The 2005 first quarter special charge primarily consisted of $0.9 million of severance costs and $1.0 million of facility exit costs.

Closure of a Wiring Device Factory
     In the second quarter of 2004, the Company announced plans to close a wiring device factory in Puerto Rico. The factory closed during the second quarter of 2005 and production activities have been transferred to existing facilities or outsourced. Approximately 220 employees were affected by this closure. All employees have left the Company and the remaining severance was paid in the first three months of 2006.
     The following table sets forth activity with respect to special charges for the three months ended March 31, 2006 and the status of amounts accrued at March 31, 2006 (in millions):

	Accrued				Accrued
	Balance at	2006	2006 Cash	Non-cash	Balance at
	12/31/05	Provision	Expenditures	Write-downs	3/31/06
Lighting Business Integration and Rationalization Program:
Inventory write-downs	$—	$0.2	$—	$(0.2)	$—
Employee termination costs	3.8	1.0	(0.3)	—	4.5
Exit and integration costs	—	0.5	(0.5)	—	—

	3.8	1.7	(0.8)	(0.2)	4.5

Wiring Device Factory Closure:
Employee termination costs	0.3	—	(0.3)	—	—

Total	$4.1	$1.7	$(1.1)	$(0.2)	$4.5

10. Segment Information
     The following table sets forth financial information by business segment (in millions):

					Operating Income
	Net Sales		Operating Income		as a % of Net Sales
Three Months Ended March 31,	2006	2005	2006	2005	2006	2005
Electrical	$391.1	$353.4	$33.1	$33.3
Special charges	—	—	(1.7)	(1.9)

Total Electrical	391.1	353.4	31.4	31.4	8.0%	8.9%
Power	132.3	98.7	20.5	10.7	15.5%	10.8%
Industrial Technology	49.6	35.5	8.7	4.9	17.5%	13.8%

Subtotal	573.0	487.6	60.6	47.0	10.6%	9.6%
Unusual item	—	—	—	(4.6)
Stock-based compensation	—	—	(2.7)	—

Total	$573.0	$487.6	$57.9	$42.4	10.1%	8.7%

     The unusual item in 2005 of $4.6 million, pretax, represents transactional expenses consisting of legal, accounting and consulting fees incurred in support of the Company’s strategic growth initiatives. These costs are included in selling and administrative expenses and are not allocated to any one business segment for management reporting purposes.
     Stock-based compensation expense reflects all costs recorded in the three months ended March 31, 2006. The Company does not allocate this amount to the individual segments.

11. Pension and Other Benefits
     The following table sets forth the components of pension and other benefits cost for the three months ended March 31, (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31		March 31
	2006	2005	2006	2005
Components of net periodic benefit cost
Service cost	$4.8	$3.9	$0.1	$0.1
Interest cost	8.0	7.1	0.5	0.5
Expected return on plan assets	(9.8)	(8.2)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Amortization of actuarial losses	0.9	0.4	0.1	0.1

Net periodic benefit cost	$4.0	$3.3	$0.7	$0.7

Employer Contributions
     The Company expects to contribute between $15-$20 million to its domestic, defined benefit pension plans and $5-$7 million to its international plans in 2006. As of March 31, 2006 the Company has made no significant contributions to these plans.
12. Guarantees
     The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.
     As of March 31, 2006, the Company had three individual forward exchange contracts outstanding each for the purchase of $1.0 million U.S. dollars which expire ratably each month through June 2006. These contracts were entered into in order to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases. These contracts have been designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.
     The Company offers a product warranty which covers defects on most of its products. These warranties primarily apply to products that are properly used for their intended purpose, installed correctly, and properly maintained. The Company generally accrues estimated warranty costs at the time of sale. Estimated warranty expenses are based upon historical information such as past experience, product failure rates, or the number of units to be repaired or replaced. Adjustments are made to the product warranty cost accrual as claims are incurred or as historical experience indicates. The product warranty cost accrual is reviewed for reasonableness on a quarterly basis and is adjusted as additional information regarding expected warranty costs becomes known. Changes in the accrual for product warranties in the first three months of 2006 are set forth below (in millions):

Balance at December 31, 2005	$3.8
Provision	0.4
Expenditures	(0.4)

Balance at March 31, 2006	$3.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Summary of Business Strategy
     A more detailed description of the objectives to our business strategy is included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     Our business strategy continues to incorporate the following objectives:
•	Transformation of business processes. The Company is committed to a long-term initiative of applying lean process improvement techniques throughout the enterprise to eliminate waste and improve efficiency and reliability.

•	Lighting integration and cost reduction. We continue to execute a multi-year program to integrate and rationalize our lighting business following the acquisition of LCA in 2002. Actions include facility consolidations, workforce reductions and product rationalizations.

•	Global sourcing. We continue to focus on expanding our global product and component sourcing and supplier cost reduction program through consolidation of suppliers, utilization of reverse auctions, and partnering with vendors to shorten lead times, improve quality and delivery and reduce costs.

•	Acquisitions in our core markets. We continue to seek potential acquisitions that would enhance our core electrical component businesses — wiring systems, lighting fixtures and controls, rough-in electrical products, and utility products.

•	Working capital efficiency. We continue to focus on improving our working capital efficiency which emphasizes improved inventory management, faster collection of accounts receivable and negotiation of more favorable supplier payment terms.

•	Common, enterprise-wide information system. A multi-year program is underway to provide a common information system to meet the needs of our business. SAP software has been installed across approximately 75% of the Company with the remaining domestic businesses scheduled to “go-live” in October 2006.
OUTLOOK
     Our outlook for 2006 in key areas is as follows:
Markets and Sales
     We anticipate overall conditions to remain positive throughout 2006 in most of our major end use markets. Non-residential construction markets are expected to improve from the lower levels of activity experienced in 2005. Domestic utility markets are expected to move at or above the level of growth in the overall economy. We do not anticipate any significant increase in demand for our Power products in 2006 resulting from infrastructure changes in the utility industry. Residential markets are expected to slow in 2006 due in part to higher mortgage rates, although we anticipate modest growth in this portion of our business through new product introductions and increased market share. The outlook for our markets assumes no shocks to the economy occur, such as a terrorist attack on our country or unmanageable cost increases which dampen consumer spending and business investments. Commodity costs remain highly volatile, with global demand driving higher prices for core commodities including copper, aluminum, zinc and nickel. We will attempt to recover higher costs in these areas with increases in selling prices, as has been the case throughout 2004-2005. Excluding significant incremental pricing actions, we expect overall sales growth in 2006 versus 2005 to be in the range of 7%-9%. Sales increases compared to 2005 are expected to be broad based, with each of our three segments contributing. The full year impact of our 2005 acquisitions is expected to contribute 1-2 percentage points of the overall sales increase.
Operating Results
     Full year 2006 operating profit margin is expected to be slightly lower compared to margins of 10.8% reported in 2005. We estimate the impact of expensing stock-based compensation in 2006 will decrease operating profit margins by approximately one-half of a percentage point. In addition, we continue to experience supply chain and production inefficiencies in our Electrical segment, as well as make important investments in new product development, both of which are expected to lower operating margins in 2006. Lastly, we expect that the pricing actions taken in 2005 as well as additional planned increases in 2006 will fall short of offsetting recent higher levels of raw material commodity costs and higher energy related costs. Overall, commodity and energy costs are expected to remain volatile and further increases in these costs in 2006 may also not be fully offset with price increases. Several key initiatives are expected to increase operating margins including savings from actions completed within the lighting Program, expansion of global product sourcing initiatives, new product launches and lean process improvement projects.
     We expect to continue to integrate and streamline our operations, particularly within our Lighting business. These actions could result in full year charges being recorded in 2006 related to asset write-downs, severance and other costs to consolidate operations at amounts consistent with the $11 million of full year costs recorded in 2005 as special charges. Amounts actually recorded in 2006 will depend on the nature and timing of when plans are finalized and approved.
     Our business information system initiative is expected to facilitate consolidation of business support processes. We estimate total 2006 expenses related to the implementation of our SAP enterprise-wide information system will be in a range of $8-$10 million and capitalized costs will be in a range of $8-$12 million. In addition, non-cash amortization expenses associated with capitalization will approximate $8 million.
Taxation
     We estimate the effective tax rate in 2006 will be approximately 29.5% compared with 23.5% reported in 2005. The increase is primarily due to the absence of a tax settlement recorded in 2005 and an anticipated higher level of U.S. taxable income.
Earnings Per Share
     Overall, diluted earnings per share is expected to be in the range of $2.60-$2.80, including the impact of special charges and stock-based compensation expense.
Cash Flow
     We expect to increase working capital efficiency in 2006 as a result of improvements in days supply of inventory and accounts payable days outstanding. Capital spending in 2006 is expected to be approximately $10-$20 million higher than the $73.4 million spent in 2005 primarily as a result of the construction of our new lighting headquarters facility, the enterprise-wide information system initiative and other strategic initiatives. We expect total share repurchases in 2006 to approximate $70 million, however, total repurchases may vary depending upon the level of financing and investing activities, and the market performance of the Company’s shares. Free cash flow (defined as cash flow from operations less capital spending) in 2006 is expected to range from $100-$150 million.
Growth
     Our growth strategy contemplates acquisitions in our core businesses. The rate and extent to which appropriate acquisition opportunities become available, acquired companies are integrated and anticipated cost savings are achieved can affect our future results. In 2006, we anticipate investing in acquisitions at or above the level in 2005, however, actual spending may vary depending upon the timing and availability of appropriate acquisition opportunities.

Summary of Consolidated Results
In millions, except per share data

	Three Months Ended March 31
		% of		% of
	2006	Net sales	2005	Net sales
Net sales	$573.0		$487.6
Cost of goods sold	414.5		350.9

Gross profit	158.5	27.7%	136.7	28.0%
Selling & administrative expenses	99.1	17.3%	92.4	18.9%
Special charges	1.5	0.3%	1.9	0.4%

Operating income	57.9	10.1%	42.4	8.7%

Earnings per share — diluted	$0.65		$0.46
Net Sales
     Net sales for the first quarter of 2006 of $573 million increased 17.5% over the first quarter of 2005 with all business segments contributing to the increase. The majority of the year-over-year increase is due to stronger end user demand as a result of improved economic conditions, aided by favorable weather conditions, in the Company’s served markets. The first quarter of 2006 had on average one more shipping day than the first quarter of 2005 which accounted for approximately 2 percentage points of the sales increase. The acquisitions completed in 2005 accounted for 3 percentage points of the sales increase in the quarter. In addition, we estimate that selling price increases accounted for approximately 1 percentage point of the year-over-year increase in sales. Currency translation had no material impact on sales in the first quarter of 2006 versus the comparable period of 2005.
     Sales to the retail and residential construction market increased approximately 11% in the first quarter of 2006 compared to the same period in 2005 and represent approximately 14% of the Company’s consolidated net sales.
Gross Profit
     The consolidated gross profit margin in the first quarter of 2006 decreased slightly to 27.7% compared to 28.0% in the first quarter of 2005 due to production inefficiencies and higher costs in certain of our Electrical segment businesses, as well as higher year-over-year costs throughout each segment in the areas of commodity raw materials, transportation and utilities. These items were substantially offset by increased sales volume in 2006 compared to 2005 and lower product costs from strategic sourcing initiatives and completed actions within our streamlining Program.
     In total, we estimate that selling price increases of approximately 1% of net sales were realized to offset raw material, energy and transportation cost increases of approximately 2% of net sales, resulting in net unrecovered cost increases. The Electrical segment experienced the majority of cost increases in excess of price increases.
Selling & Administrative (“S&A”) Expenses
     S&A expenses in the first quarter increased 7.3% compared to the first quarter of 2005. The increase is due to higher selling and commission expenses associated with increased sales, expenses associated with new product launches and stock-based compensation cost. As a percentage of sales, S&A expenses declined year-over-year due to the higher sales, efforts to manage costs as well as lower S&A costs associated with an unusual item recorded in the first quarter of 2005 consisting of $4.6 million, pretax, of transactional expenses in support of our strategic growth initiatives.
Special Charges
     Special charges recorded in the first quarter of 2006 and 2005 reflect expenses of $1.7 million and $1.9 million, respectively. All of these charges relate to the ongoing lighting business integration and rationalization program.

     The following table summarizes activity with respect to special charges for the three months ending March 31, 2006 and 2005 (in millions):

	CATEGORY OF COSTS
		Facility Exit
		and	Inventory
Lighting integration	Severance &Benefits	Integration	Write-Downs*	Total
2006	$1.0	$0.5	$0.2	$1.7
2005	0.9	1.0	—	1.9

*	Included in Cost of goods sold
Lighting Business Integration and Rationalization Program
     The integration and streamlining of our lighting operations is a multi-year initiative. Individual projects within the Program consist of factory, office and warehouse closures, personnel realignments, and costs to streamline and combine product offerings. Total costs from the start of the Program in 2002 through the expected completion of the substantial components of the Program in late 2006 are expected to approximate $60 million. From inception of the Program through March 31, 2006 approximately $47 million has been spent. In addition, capital expenditures of $45-$55 million are forecast, of which $20 million has been spent. State and local tax incentives are expected to be available to offset certain of these costs. Program costs related to severance, asset impairments, and facility closures in conjunction with exit activities are generally reflected as Special charges within the Condensed Consolidated Statement of Income. Inventory write-downs related to exit activities are recorded as a component of Cost of goods sold. Other costs associated with the Program are recorded as Cost of goods sold or Selling & administrative expenses depending on the nature of the cost.
     The Program is comprised of three phases. Phase I began in 2002 soon after the LCA acquisition was completed. The Company is currently in its third and final phase of the Program which consists of the consolidation and relocation of administrative functions and manufacturing activities of commercial lighting facilities within the U.S. and Mexico. See further detail of these actions in the Company’s Annual Report on Form 10-K for the year ending December 31, 2005.
Other Income/Expense
     In the first quarter of 2006, Interest expense, net in the Condensed Consolidated Statement of Income decreased versus the first quarter of 2005. Interest expense was $3.9 million compared to $5.1 million in the first quarter of 2005. The decrease was due to a lower level of fixed rate indebtedness in 2006 compared to 2005 as we repaid $100 million of senior notes upon maturity in October 2005. Investment income also decreased due to lower average investment balances partially offset by higher average interest rates received on cash and investments. The lower average investment balances are due to the funding of several acquisitions in 2005 and share repurchases.
Income Taxes
     The effective tax rate for the first quarter of 2006 was 29.5% compared to 27.4% in the first quarter of 2005. The increase in the effective tax rate in the first quarter of 2006 versus the comparable period of 2005 reflects a higher year-over-year annual effective tax rate estimate as a result of anticipated higher U.S.-based taxable income in 2006 which carries a higher tax rate than non-U.S. income.
Net Income and Earnings Per Share
     Net income and diluted earnings per share increased in the first quarter of 2006 compared to the equivalent period of 2005 primarily due to higher sales and higher operating income, lower interest expense and a decrease in average shares outstanding. Average shares outstanding-basic have decreased year-over-year by approximately 1.0 million shares due to shares repurchased under our stock repurchase program in excess of employee stock option exercises.

Segment Results
Electrical

	Three Months Ended March 31
	2006	2005
	(In millions)
Net sales	$391.1	$353.4
Operating income	31.4	31.4
Operating margins	8.0%	8.9%
     Electrical segment sales increased 10.7% in the first quarter of 2006 compared to the first quarter of 2005. The sales growth was broadly based. Each of the businesses within the segment – wiring systems, electrical products and lighting fixtures experienced double-digit year-over-year increases in the quarter and even higher levels of order intake. Selling prices in the first quarter of 2006 were essentially unchanged versus the comparable period of 2005.
     Lighting fixture sales represented in excess of 50% of total net sales reported in the Electrical segment in both the first quarter of 2006 and 2005. Sales of lighting fixtures increased in both the commercial and industrial (“C&I”) and residential markets. Residential product shipments increased as a result of favorable market conditions due in part to the milder winter, higher new product sales and market share gains. The C&I lighting business was favorably impacted by higher levels of commercial construction throughout the U.S. generating increases in project sales.
     Wiring system sales increased by double-digits in the first quarter of 2006 versus the comparable period of 2005 as demand in the industrial and commercial markets improved. Despite higher order input levels, wiring systems sales are believed to be below the levels of improvement in the underlying markets served by this business due to certain manufacturing plant inefficiencies and supply chain disruption which have contributed to above-average levels of order backlog.
     Rough-in electrical sales in the first quarter were essentially unchanged from the previous year. Although the underlying commercial construction markets have strengthened, competition remains intense. Sales of harsh and hazardous products increased year-over-year by double-digits primarily due to higher oil and gas project shipments related to strong market conditions worldwide and the favorable impact of an acquisition completed in the third quarter of 2005.
     Operating margin in the segment was lower in 2006 versus 2005 primarily due to factory inefficiencies related to plant moves, supply chain disruption and higher commodity raw material, freight and utility costs. In our lighting business, despite higher volume, margins declined as a result of factory inefficiencies due to plant moves that caused duplicate costs during the transition period and higher transportation costs, partially offset by cost savings associated with actions completed under our lighting Program. Our wiring systems business reported a lower operating profit margin in 2006 versus the prior year due to commodity cost increases, higher transportation and production costs due in part to the supply chain and plant inefficiencies noted above and increased costs associated with the launch of new products. Harsh and hazardous margins were higher year-over-year, consistent with increases in sales, due to higher order input levels and a better mix of sales. Overall, the segment incurred higher S&A expenses year-over-year due to new product initiatives and increased SAP amortization charges.
Power

	Three Months Ended March 31
	2006	2005
	(In millions)
Net sales	$132.3	$98.7
Operating income	20.5	10.7
Operating margins	15.5%	10.8%
     Net sales in the Power segment increased 34% in the first quarter of 2006 compared to the first quarter of 2005. The increase was due to higher levels of utility line upgrades and transmission projects facilitated, in part, by favorable weather conditions, the carry-over effect of price increases, and an acquisition in the third quarter of 2005. Numerous price increases were implemented across all product lines throughout 2005 where costs have risen due to increased metal and energy costs. The acquisition of a manufacturer of surge arresters, cutouts and other products in the third quarter of last year accounted for 6 percentage points of the sales increase. Operating margins improved in the first quarter of 2006 compared to the first quarter of 2005 as a result of the increase in volume, selling price increases realized above the comparable level of cost increases, an improved mix of higher margin products and productivity improvements from strategic sourcing and lean process improvements.
Industrial Technology

	Three Months Ended March 31
	2006	2005
	(In millions)
Net sales	$49.6	$35.5
Operating income	8.7	4.9
Operating margins	17.5%	13.8%
     Net sales and operating profit in the Industrial Technology segment increased 39.7% and 77.6%, respectively, in the first quarter of 2006 compared to the first quarter of 2005. Many of the businesses within this segment benefited from the improvement in industrial activity as evidenced by higher manufacturing output and rising capacity utilization rates. All businesses within the segment reported double-digit increases in year-over-year sales. In addition, two acquisitions in the third quarter of 2005 in our industrial controls business accounted for approximately one half of the segment sales increase. Operating margins improved significantly in the first quarter of 2006 versus the comparable period in 2005 as a result of increased volume, productivity improvements and a more favorable industrial product mix.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Three Months Ended
	March 31
	2006	2005
	(In Millions)
Net cash provided by (used in):
Operating activities	$16.5	$1.1
Investing activities	(8.5)	1.9
Financing activities	(55.0)	(7.9)
Effect of foreign exchange rate changes on cash and cash equivalents	0.1	(0.3)

Net change in cash and cash equivalents	$(46.9)	$(5.2)

     Cash provided by operating activities for the three months ended March 31, 2006 increased $15.4 million from the comparable period in 2005. The increase in operating cash flow is primarily due to higher net income in the first three months of 2006. Current liabilities increased in the first quarter of 2006 primarily as a result of a higher level of purchases to support the increased sales. Current liabilities decreased in the first quarter of 2005 primarily due to higher cash disbursements of employee and customer incentives payments. Accounts receivable increased $41.1 million in the first three months of 2006 compared to an increase of $9.8 million in the first three months of 2005, which resulted in an increased use of cash in the 2006 period. The increase is due to the increased sales volume in the first three months of 2006 versus the comparable period in 2005. Days sales outstanding in accounts receivable at March 31, 2006 of 52 days declined two days from days sales outstanding at March 31, 2005.
     Investing activities used cash of $8.5 million in the first three months of 2006 compared to cash provided by investing activities of $1.9 million in the first three months of 2005 as a result of lower proceeds from the sale of investments and higher capital expenditures. Net cash used for financing activities increased $47.1 million in the first three months of 2006 when compared to the same period in 2005 primarily as a result of $32.9 million of repurchases of common shares and $9.1 million of debt repayment in the first three months of 2006.
Investments in the Business
     We define investment in our business to include both normal expenditures required to maintain the operations of our equipment and facilities as well as expenditures in support of our strategic initiatives.
     In the first three months of 2006, we recorded a total of $20.2 million of capital expenditures of which $14.9 million was additions to property, plant and equipment and $5.3 million was capitalized software primarily in connection with the enterprise-wide business system initiative. Included in the $5.3 million of capitalized software is $3.0 million of accrued amounts not yet expended, resulting in total cash capital expenditures of $17.2 million.
     We continue to invest in process improvement through our long-term lean initiatives. We have been actively engaged in the lean program for several years although we still consider ourselves in the early part of this initiative. We expect benefits from this investment will improve our operating results primarily in the form of increased productivity at our businesses.
     In June 2005, our Board of Directors approved a stock repurchase program which authorized the repurchase of up to $60 million of the Company’s Class A and Class B common stock. Stock repurchases are being implemented through open market and privately negotiated transactions. The timing of such transactions depends on a variety of factors, including market conditions. As of March 31, 2006, approximately $12.9 million remains for the repurchase of shares under this program. In February 2006, the Board of Directors approved an additional stock repurchase program and authorized the purchase of up to $100 million of the Company’s Class A and Class B common stock to be completed over a three year period. The repurchase program will be implemented upon completion of the $60 million repurchase program announced in June 2005. In total, we have spent $32.9 million on the repurchase of common shares in the first three months of 2006.
Debt to Capital
     Net Debt, as disclosed below is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider Net Debt to be more appropriate than Total Debt for measuring our financial leverage as it better measures our ability to meet our funding needs.

	March 31,	December 31,
	2006	2005
	(In Millions)
Total Debt	$219.5	$228.8
Total Shareholders’ Equity	994.2	998.1

Total Capital	$1,213.7	$1,226.9

Debt to Total Capital	18%	19%
Cash and Investments	$255.4	$310.7
Net Debt (Total debt less cash and investments)	$(35.9)	$(81.9)
     The ratio of debt to total capital at March 31, 2006 decreased to 18% compared with 19% at December 31, 2005 primarily due to payments made on short-term debt.
     At March 31, 2006 and December 31, 2005, Long-term debt in our Condensed Consolidated Balance Sheet consisted of $200 million, excluding unamortized discount, of senior notes which mature in 2012. These notes are fixed rate indebtedness, are not callable and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at March 31, 2006. The most restrictive of these covenants limits our ability to enter into mortgages and sale-leasebacks of property having a net book value in excess of $5 million without the approval of the Note holders.
     At March 31, 2006, Short-term debt in our Condensed Consolidated Balance Sheet consisted of a $6.3 million money market loan issued by our U.K. subsidiary and $14 million of borrowings against our credit facility. The money market loan represents a line of credit to borrow up to 5 million pounds sterling entered into by our U.K. subsidiary (US $ equivalent at March 31, 2006 of $8.7 million). At March 31, 2006 we had $186 million of available borrowings from committed bank credit facilities under our $200 million committed bank credit facility. Borrowings under credit agreements generally are available with an interest rate equal to the prime rate or at a spread over the London Interbank Offered Rate.
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
     Internal cash generation together with currently available cash and investments, available borrowing facilities and an ability to access credit lines if needed, are expected to be sufficient to fund operations, the current rate of cash dividends, capital expenditures, and any increase in working capital that would be required to accommodate a higher level of business activity. We actively seek to expand by acquisition as well as through the growth of our current businesses. While a significant acquisition may require additional debt and/or equity financing, we believe that we would be able to obtain acquisition financing based on our favorable historical earnings performance and strong financial position.
Critical Accounting Policies
     A summary of our significant accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2005. We believe that the application of these policies on a consistent basis enables us to provide the users of our financial statements with useful and reliable information about operating results and financial condition. There have been no changes to these policies since December 31, 2005.
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
Forward-Looking Statements
     Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about capital resources, performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in operating results, anticipated market conditions, and economic recovery are forward looking. Forward-looking statements may be identified by the use of words or phrases, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and variations thereof and similar terms. Discussions of strategies, plans or intentions often contain forward-looking statements. Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:
•	Changes in demand for our products, changes in market conditions, or product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	The amounts of net cash expenditures, benefits, including available state and local tax incentives, the timing of actions and impact of personnel reductions in connection with the ongoing lighting business integration and rationalization program and other special charges.

•	Net cash expenditures and timing of actions in connection with restructuring and special charges.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	The amounts of cash expenditures, benefits and the timing of actions in connection with our enterprise-wide business system implementation.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected levels of operating cash flow and uses of cash.

•	General economic and business conditions in particular industries or markets.

•	Failure to achieve expected benefits of process improvements and other lean initiatives as a result of changes in strategy or level of investments made.

•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	A major disruption in one of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations, relocations and the construction of a new lighting headquarters.

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Future levels of indebtedness and capital spending.

•	Anticipated future contributions and assumptions with respect to pensions.

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Intense or new competition in the markets in which we compete.

•	Ability to carry out future acquisitions and strategic investments in our core businesses and costs relating to acquisitions and acquisition integration costs.

•	Future repurchases of common stock under our common stock repurchase program.

•	Changes in customers’ credit worthiness adversely affecting the ability to continue business relationships with major customers.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

•	And other factors described in our SEC filings, including the “Business” section and “Risk Factors” section in the Annual Report on Form 10-K for the year ended December 31, 2005.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability and changes in raw material prices, foreign sourcing issues, and interest rates. As noted throughout Management’s Discussion and Analysis, we have seen significant increases in the cost of certain metals used in our products, along with higher energy and freight costs. In addition, the Company’s procurement strategy continues to emphasize an increased level of purchases from international locations, primarily China and India, which subjects the Company to increased political and foreign currency exchange risk. Changes in the Chinese government’s policy regarding the value of the Chinese currency versus the U.S. dollar have not had any significant impact on our financial condition, results of operations or cash flows. However, strengthening of the Chinese currency could increase the cost of the Company’s products procured from this country. There has been no significant change in the Company’s strategies to manage these exposures during the first three months of 2006. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ending December 31, 2005.
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
     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective.
     There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
     In June 2005, the Company’s Board of Directors approved a stock repurchase program and authorized the repurchase of up to $60 million of the Company’s Class A and Class B common stock. Stock repurchases under the June 2005 program are being implemented through open market and privately negotiated transactions. The timing of such transactions depends on a variety of factors, including market conditions. In addition, in February 2006 the Board of Directors approved an additional stock repurchase program and authorized the purchase of up to $100 million of the Company’s Class A and Class B common stock to be completed over a three year period. The repurchase program will be implemented upon completion of the $60 million repurchase program announced in June 2005, the status of which is listed below.

					Total	Approximate
					Number of	Dollar Value of
	Total		Total		Shares	Shares
	Number of		Number of		Purchased as	that May Yet Be
	Class A		Class B		Part of Publicly	Purchased Under
	Shares	Average	Shares	Average	Announced	the 2005
	Purchased	Price Paid per	Purchased	Price Paid per	Program	Program
Period	(000’s)	Class A Share	(000’s)	Class B Share	(000’s)	(000’s)
Total as of December 31, 2005						$45,900
January 2006	463	42.49	—	—	463	26,200
February 2006	62	41.18	30	45.53	92	22,300
March 2006	75	43.20	130	46.70	205	12,900

Total for the quarter ended
March 31, 2006	600	42.44	160	46.48	760	12,900

ITEM 6. EXHIBITS
EXHIBITS

Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBBELL INCORPORATED

Dated: May 5, 2006

/s/ David G. Nord	/s/ Gregory F. Covino
David G. Nord	Gregory F. Covino
Senior Vice President and Chief Financial Officer	Vice President, Controller
(Chief Accounting Officer)