Form 10-Q
period 2006-06-30
HUBBELL INC
filed 2006-08-04
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of July 31, 2006 were 8,413,128 and 52,368,305, respectively.

HUBBELL INCORPORATED

HUBBELL INCORPORATED
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Statement of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Net sales	$603.2	$520.5	$1,176.2	$1,008.1
Cost of goods sold	437.5	377.4	852.0	728.3

Gross profit	165.7	143.1	324.2	279.8

Selling & administrative expenses	102.9	88.0	202.0	180.4
Special charges	1.4	2.2	2.9	4.1

Operating income	61.4	52.9	119.3	95.3

Interest expense, net	(2.2)	(2.8)	(4.1)	(5.6)
Other income, net	0.5	—	0.8	0.1

Income before income taxes	59.7	50.1	116.0	89.8
Provision for income taxes	18.1	14.4	34.7	25.3

Net income	$41.6	$35.7	$81.3	$64.5

Earnings per share
Basic	$0.68	$0.58	$1.34	$1.05
Diluted	$0.67	$0.58	$1.32	$1.04

Average number of common shares outstanding
Basic	60.7	61.0	60.6	61.2
Diluted	61.6	61.9	61.4	62.3
Cash dividends per common share	$0.33	$0.33	$0.66	$0.66
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Balance Sheet
(unaudited)
(in millions)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$53.5	$110.6
Short-term investments	21.3	121.3
Accounts receivable, net	377.1	310.4
Inventories, net	306.1	237.1
Deferred taxes and other	45.0	40.7

Total current assets	803.0	820.1
Property, Plant, and Equipment, net	298.3	267.8
Other Assets
Investments	58.6	78.8
Goodwill	413.8	351.5
Intangible assets and other	180.3	148.8

Total Assets	$1,754.0	$1,667.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$8.8	$29.6
Accounts payable	213.3	159.5
Accrued salaries, wages and employee benefits	41.6	41.4
Accrued income taxes	21.5	20.0
Dividends payable	20.1	20.2
Other accrued liabilities	102.4	89.8

Total current liabilities	407.7	360.5
Long-Term Debt	199.3	199.2
Other Non-Current Liabilities	113.4	109.2

Total Liabilities	720.4	668.9
Shareholders’ Equity	1,033.6	998.1

Total Liabilities and Shareholders’ Equity	$1,754.0	$1,667.0

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Statement of Cash Flows
(unaudited)
(in millions)

	Six Months Ended
	June 30
	2006	2005
Cash Flows from Operating Activities
Net income	$81.3	$64.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26.9	24.4
Changes in deferred income taxes	(2.0)	1.4
Stock-based compensation expense	5.4	—
Changes in assets and liabilities:
Increase in accounts receivable	(54.6)	(11.0)
Increase in inventories	(58.3)	(11.7)
Increase (decrease) in current liabilities	56.3	(15.4)
Changes in other assets and liabilities, net	2.1	5.3
Tax benefit from exercise of stock options	(3.6)	—
Contribution to domestic pension plans	—	(10.0)
Other, net	0.1	3.2

Net cash provided by operating activities	53.6	50.7

Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(118.0)	(5.5)
Capital expenditures	(38.1)	(28.6)
Purchases of available-for-sale investments	(102.4)	(113.1)
Proceeds from sale of available-for-sale investments	222.6	219.1
Purchases of held-to-maturity investments	(0.4)	—
Other, net	1.3	2.9

Net cash (used in) provided by investing activities	(35.0)	74.8

Cash Flows from Financing Activities
Payment of short-term debt	(20.9)	—
Payment of dividends	(40.1)	(40.5)
Proceeds from exercise of stock options	23.5	14.7
Tax benefit from exercise of stock options	3.6	—
Acquisition of common shares	(42.5)	(45.5)

Net cash used in financing activities	(76.4)	(71.3)

Effect of foreign exchange rate changes on cash and cash equivalents	0.7	(0.8)

(Decrease) increase in cash and cash equivalents	(57.1)	53.4
Cash and cash equivalents
Beginning of period	110.6	139.9

End of period	$53.5	$193.3

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, or “registrant”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
     Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return and provides guidance related to classification and disclosure matters. FIN 48 is effective for the Company beginning on January 1, 2007. The Company is currently evaluating the impact that this pronouncement may have on future financial statements and related notes to financial statements.
2. Business Acquisition
     On June 1, 2006, the Company completed the purchase of 100 percent of the outstanding common stock of Strongwell Lenoir City, Inc. for $118.5 million in cash. Strongwell Lenoir City, Inc. (renamed Hubbell Lenoir City, Inc.) has been added to the Power segment and the results of operations after June 1, 2006 are included in the Condensed Consolidated Statement of Income. The acquired business has manufacturing facilities in Lenoir City, TN and San Jose, CA. Hubbell Lenoir City, Inc. designs and manufactures precast polymer concrete products used to house underground equipment including handholes, enclosures, equipment pads and transformer pads under the brand names QUAZITE® and SPLITT-PAD® and also has a line of surface drain products sold under the brand names POLYCAST®, POLYVENT®, and DURAGUARD®. These products are sold to the electrical utility and telecommunications industries. Hubbell Lenoir City, Inc. complements the existing product lines of the Power segment and shares a similar customer base to the existing businesses within the Power segment.
     The acquisition price of Hubbell Lenoir City, Inc. is subject to an audited balance sheet as of the closing date which has not been finalized. Therefore, the acquisition price is subject to adjustment. The Company is in the process of finalizing valuations of certain intangible assets and adjusting the historical cost basis of assets and liabilities to fair value and, as a result, the allocation of the purchase price is preliminary. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on June 1, 2006, in millions.

Total purchase price including transaction expenses	$118.5
Fair value allocated to assets acquired	36.2
Fair value of liabilities assumed	(6.2)
Amounts allocated to intangible assets	28.9
Amount allocated to goodwill	59.6
     The fair value allocated to net assets acquired primarily relates to inventory and fixed assets. Intangible assets identified consist of $21 million of tradenames and $7.9 million of customer lists. The tradenames are being amortized over a period of 30 years and customer lists are being amortized over a period of 10 years. The excess of purchase price over the fair values of assets acquired, liabilities assumed and identifiable intangible assets has been allocated to goodwill. All of the goodwill is expected to be deductible for tax purposes.
     In the first quarter of 2005, the Company completed the purchase of certain assets and assumption of certain liabilities of a foundation anchoring business hereinafter referred to as “Atlas” for $5.5 million in cash, including fees and expenses and net of cash acquired. Atlas is a designer and manufacturer of helical and push pier anchors which are sold to dealers and installers throughout the U.S. and complements the product offering of the Company’s Power segment.
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
     As of June 30, 2006, the Company had various stock-based awards outstanding which were issued to certain executives and other key employees. The Company will recognize the cost of these awards on a straight line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company adopted the modified prospective transition method as outlined in SFAS 123 (R) and, therefore, prior year amounts have not been restated.

     In 2005, the Company issued restricted stock awards, performance based stock awards and stock appreciation rights (“SARs”) on the Company’s Class B Common Stock pursuant to the Hubbell Incorporated 2005 Incentive Award Plan. In 2004 and 2003, the Company granted stock option awards on the Company’s Class B Common Stock under its stock option plan to certain employees. In the second quarter of 2006, the Company issued a total of 2,800 shares of restricted stock. For the three months ended June 30, 2006, the Company recognized total pretax stock-based compensation expense of $2.7 million, which was recorded in Selling & administrative expense in the Condensed Consolidated Statement of Income. For the first six months of 2006, total pretax stock-based compensation expense of $5.4 million was recorded, of which $5.1 million was recorded in Selling & administrative expense and $0.3 million was recorded in Cost of goods sold in the Condensed Consolidated Statement of Income. In addition, $0.1 million has been capitalized in Inventory in the Condensed Consolidated Balance Sheet as of June 30, 2006. Of the total $5.4 million of pretax stock-based compensation expense recorded in the first six months of 2006, $3.3 million relates to the expensing of stock options which would not have been expensed but for the adoption of SFAS 123 (R). Total stock-based compensation expense in the three and six months ended June 30, 2006 reduced both basic and diluted earnings per share by $.03 and $.05, respectively, compared to the same periods in the prior year.
     For the first six months of 2006, the Company recorded $2.1 million of income tax benefit related to stock-based compensation expense. The income tax benefit has been recorded as a deferred tax asset in Deferred taxes and other in the Condensed Consolidated Balance Sheet. As of June 30, 2006, there was $16.3 million, pretax, of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized ratably through November 2008.
     The Company may issue up to 5.9 million shares of Class B Common Stock in settlement of stock options, restricted stock, performance shares, or SARs in accordance with the Hubbell Incorporated 2005 Incentive Award Plan. The Company’s policy is to issue new shares for settlement of any stock-based awards.
     Each of the compensation arrangements is discussed below.
    Restricted Stock
     The restricted stock granted to date is not transferable and is subject to forfeiture in the event of the recipient’s termination of employment prior to vesting. The restricted stock will generally vest in one-third increments on each anniversary of the date of grant or completely upon a change in control, termination of employment by reason of death or disability or in certain other instances. Recipients are entitled to receive dividends and voting rights on their restricted stock regardless of vesting. The weighted average fair value of the 2005 restricted stock grants was $49.07 per share. The fair values are measured using the average between the high and low trading prices of the Company’s Class B Common Stock on the measurement date. At December 31, 2005, the Company had 130,376 shares of restricted stock outstanding of which 4,408 shares have been forfeited and none have vested in the first six months of 2006. In the second quarter of 2006, the Company issued 350 shares to each of the eight non-management members of its Board of Directors for a total of 2,800 shares. These shares vest over a one year period on the date of the next Annual Meeting, which is scheduled for May 2007. A total of 128,768 non-vested shares remain outstanding as of June 30, 2006.

    Stock Appreciation Rights
     The SARs granted to date entitle the recipient to the difference between the fair market value of the Company’s Class B Common Stock on the date of exercise and the grant price as determined using the average between the high and the low trading prices of the Company’s Class B Common Stock on the measurement date. This amount is payable in shares of the Company’s Class B Common Stock. One-third of the SARs vest and become exercisable each year on the anniversary of the grant date and expire ten years after the grant date. At December 31, 2005 the Company had 504,239 SARs outstanding at a grant price of $49.76, of which none are vested as of June 30, 2006 and 17,424 have been forfeited. A total of 486,815 SARs remain outstanding as of June 30, 2006.
     The fair value of the SARs was measured using the Black-Scholes option pricing model. The following table summarizes the assumptions used in applying the Black-Scholes option pricing model to determine the 2006 expense with respect to SARs. Expected volatilities are based on historical volatilities of the Company’s stock, and other factors. The Company uses historical data as well as other factors to estimate exercise behavior and employee termination. The expected term of SARs granted is based upon historical trends of stock option behavior as well as future projections. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the award.

Weighted Avg.
			Risk Free		Grant Date
	Dividend	Expected	Interest	Expected	Fair Value
	Yield	Volatility	Rate	Option Term	Per Option
2005 SARs	2.65%	23.5%	4.26%	6 years	$11.10
Performance Shares
     The performance shares granted to date vest and become deliverable based upon satisfaction of performance criteria established by the Company’s Compensation Committee. The criteria are based upon the Company’s cumulative growth in earnings per share compared to a peer group of the Standard & Poor’s Electrical Equipment Index over a three-year period. Performance at target will result in vesting and issuance of the performance shares. Performance below or above target can result in payment in the range of 0%-250% of the number of shares granted. Performance shares are issued on the third anniversary of the date of grant assuming the performance measures have been met. The fair value of the performance shares is $46.23, which was measured using the average between the high and low trading prices of the Company’s Class B Common Stock on the measurement date, discounted for the non-payment of dividends during the requisite period. At December 31, 2005, the Company had 35,178 performance based shares outstanding of which none have vested and none have been forfeited as of June 30, 2006. The Company estimates that the performance criteria is probable of being satisfied at 100% of the target number of shares granted.
   Stock Option Awards
     The Company granted options to officers and other key employees to purchase the Company’s Class B Common Stock in previous years. Options issued in 2004 and 2003 were partially vested on January 1, 2006, the effective date of SFAS 123(R). All options granted had an exercise price equal to the market value of the underlying common stock on date of grant. These option awards generally vest annually over a three-year period and expire after ten years.

     Stock option activity for the six months ended June 30, 2006 is set forth below (shares in thousands):

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2005	5,942	$39.04
Granted	—	—
Exercised	(724)	$36.96
Forfeited	(127)	$38.51
Canceled or expired	(8)	$46.80

Outstanding at June 30, 2006	5,083	$39.34
     The aggregate intrinsic value of stock option exercises during the first six months of 2006 was $9.8 million. The aggregate intrinsic value of all outstanding stock option awards at June 30, 2006 was $42.2 million, of which $37.1 million relates to awards that are fully vested.
     The following table sets forth information related to options outstanding at June 30, 2006:

	Weighted
Number of Shares	Average Remaining	Weighted Average
(in thousands)	Contractual Term	Exercise Price
957	2 years	$42.91
1,051	5 years	$27.47
3,075*	8 years	$42.29

5,083		$39.34

*	949 of these shares are not vested as of June 30, 2006.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, for stock options in the prior year (in millions, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$35.7	$64.5
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1.6)	(3.1)

Pro forma net income	$34.1	$61.4

Earnings per share:
Basic — as reported	$0.58	$1.05

Basic — pro forma	$0.56	$1.00

Diluted — as reported	$0.58	$1.04

Diluted — pro forma	$0.55	$0.99

     Cash received from option exercises was $23.5 million and $14.7 million for the first six months of 2006 and 2005, respectively. The Company recorded a realized tax benefit from the exercise of stock options of $3.6 million for the six month period ended June 30, 2006 which has been included in Cash Flows From Financing

Activities in the Condensed Consolidated Statement of Cash Flows as prescribed by SFAS 123(R). The Company recorded a realized tax benefit from the exercise of stock options of $4.1 million for the six month period ended June 30, 2005 which has been included in Other, net within Cash Flows From Operating Activities in the Condensed Consolidated Statement of Cash Flows.
4. Inventories
     Inventories are comprised of the following (in millions):

	June 30,	December 31,
	2006	2005
Raw Material	$100.7	$83.0
Work-in-Process	69.7	53.6
Finished Goods	193.3	151.6

	363.7	288.2
Excess of FIFO over LIFO cost basis	(57.6)	(51.1)

Total	$306.1	$237.1

5. Earnings Per Share
     The following table sets forth the computation of earnings per share for the three and six months ended June 30, 2006 and 2005 (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Net income	$41.6	$35.7	$81.3	$64.5

Weighted average number of common shares outstanding—Basic	60.7	61.0	60.6	61.2
Potential dilutive shares	0.9	0.9	0.8	1.1

Average number of shares outstanding —Diluted	61.6	61.9	61.4	62.3

Earnings per share of common stock:
—Basic	$0.68	$0.58	$1.34	$1.05

—Diluted	$0.67	$0.58	$1.32	$1.04

     There were 0.9 million anti-dilutive common stock equivalents outstanding for the three and six months ended June 30, 2006, respectively. In addition, 0.5 million SARs were excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. For the three months ended June 30, 2005 there were 1.4 million anti-dilutive common stock equivalents outstanding. There were no anti-dilutive common stock equivalents outstanding for the six months ended June 30, 2005.

6. Goodwill and Other Intangible Assets
     Changes in the carrying amounts of goodwill for the six months ended June 30, 2006, by segment, were as follows (in millions):

	Segment
			Industrial
	Electrical	Power	Technology	Total
Balance December 31, 2005	$175.9	$122.1	$53.5	$351.5
Acquisitions	—	59.7	—	59.7
Translation adjustments	2.0	0.6	—	2.6

Balance June 30, 2006	$177.9	$182.4	$53.5	$413.8

     Included above in acquisitions is $59.6 million of goodwill from the acquisition of Hubbell Lenoir City, Inc.
     The Company’s policy is to perform its annual impairment testing in the second quarter of each year, unless circumstances dictate the need for more frequent assessments. In 2006, this testing resulted in implied fair values for each reporting unit which exceeded the reporting unit’s carrying value, including goodwill. Consequently, there were no impairments of goodwill. Similarly, there were no impairments of indefinite-lived intangible assets.
     Identifiable intangible assets are recorded in “Intangible assets and other” in the Condensed Consolidated Balance Sheet and at June 30, 2006 include approximately $21.5 million of indefinite-lived intangible assets not subject to amortization and $52.7 million of intangibles with definite lives that are being amortized and are presented net of accumulated amortization of $5.4 million. Amortization expense is expected to be approximately $3.7 million per year over the next two years and $3.4 million for the three years thereafter. Indefinite-lived intangible assets primarily represent tradenames related to the Lighting Corporation of America (“LCA”) acquisition. Definite-lived intangible assets primarily represent trademarks, customer lists and patents of which $28.9 million relates to the acquisition of Hubbell Lenoir City, Inc (see Note 2).

7. Shareholders’ Equity
     Shareholders’ equity is comprised of the following (in millions, except share and per share amounts):

	June 30,	December 31,
	2006	2005
Common stock, $.01 par value:
Class A — authorized 50,000,000 shares; outstanding 8,414,911 and 9,127,960 shares	$0.1	$0.1
Class B — authorized 150,000,000 shares; outstanding 52,377,557 and 51,962,990 shares	0.5	0.5
Additional paid-in capital	249.4	267.2
Retained earnings	790.2	749.1
Unearned compensation	—	(8.0)
Accumulated other comprehensive loss, net of tax:
Pension liability adjustment	(4.1)	(4.1)
Cumulative translation adjustment	(1.2)	(5.4)
Cash flow hedge loss	(0.8)	(1.0)
Unrealized loss on investments	(0.5)	(0.3)

Total Accumulated other comprehensive loss	(6.6)	(10.8)

Total Shareholders’ equity	$1,033.6	$998.1

8. Comprehensive Income
     Total comprehensive income and its components are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Net income	$41.6	$35.7	$81.3	$64.5
Foreign currency translation adjustments	4.7	(3.5)	4.2	(6.4)
Unrealized loss on investments, net of tax	0.1	0.1	(0.2)	—
Cash flow hedge gain, net of tax	—	0.3	0.2	0.6

Comprehensive income	$46.4	$32.6	$85.5	$58.7

9. Special Charges
     Special charges in the second quarter of 2006 and 2005 reflect pretax expenses of $1.4 million and $2.7 million, respectively. Included in the second quarter of 2005 is $0.5 million of inventory write-downs which were recorded in Cost of goods sold in the Condensed Consolidated Statement of Income. Special charges for the first six months of 2006 and 2005 reflect pretax expense of $3.1 million and $4.6 million, respectively. Included in the first six months of 2006 and 2005 are $0.2 million and $0.5 million, respectively, of inventory write-downs which were recorded in Cost of goods sold in the Condensed Consolidated Statement of Income. These charges were the result of actions taken in connection with the programs discussed below, all within the Electrical segment.

   Lighting Business Integration and Rationalization Program
     The Company’s ongoing lighting business integration and rationalization program (“the Program” or “Lighting Program”) was initiated in 2002 following the Company’s acquisition of LCA and relates to both the integration and rationalization of the Company’s acquired and legacy lighting operations. The Program consists of a series of actions related to the consolidation of manufacturing, sales and administrative functions occurring throughout the commercial and industrial lighting fixture business and the relocation of the manufacturing and assembly of commercial lighting fixture products to low cost countries.
     The 2006 second quarter charge consisted of $1.0 million of severance and related benefit costs and $0.4 million of transition and integration costs. The 2005 second quarter special charge consisted of $1.0 million of severance costs, $0.2 million of inventory write-downs and $0.6 million of facility exit costs. Special charges in the first six months of 2006 consisted of $2.0 million of severance and related benefits, $0.9 million of transition and integration costs, and $0.2 million of inventory write-downs related to product rationalizations. Special charges recorded in the first six months of 2005 consisted of $1.9 million of severance costs, $1.6 million of exit and integration costs and $0.2 million of inventory write-downs. The current year severance costs are being recorded as a result of actions initiated in 2005 and in the first quarter of 2006. The severance costs are being recorded ratably over the affected employees’ remaining service period following the announcement of the programs. A total reduction of approximately 580 employees is expected to occur as a result of actions related to these programs, of which approximately 290 employees have left the Company as of June 30, 2006.
Closure of a Wiring Device Factory
     In the second quarter of 2004, the Company announced plans to close a wiring device factory in Puerto Rico. The factory closed during the second quarter of 2005 and production activities were transferred to existing facilities or outsourced. In the second quarter of 2005, the Company recorded $0.9 million of special charges, of which $0.6 million was related to facility closure and $0.3 million was for inventory write-downs. Approximately 220 employees were affected by this closure. All employees have left the Company and the remaining severance was paid in the first quarter of 2006.
     The following table sets forth activity with respect to special charges for the six months ended June 30, 2006 and the status of amounts accrued at June 30, 2006 (in millions):

	Accrued				Accrued
	Balance at	2006	2006 Cash	Non-cash	Balance at
	12/31/05	Provision	Expenditures	Write-downs	6/30/06
Lighting Business Integration and Rationalization Program:
Inventory write-downs	$—	$0.2	$—	$(0.2)	$—
Employee termination costs	3.8	2.0	(0.4)	—	5.4
Exit and integration costs	—	0.9	(0.9)	—	—

	3.8	3.1	(1.3)	(0.2)	5.4
Wiring Device Factory Closure:
Employee termination costs	0.3	—	(0.3)	—	—

Total	$4.1	$3.1	$(1.6)	$(0.2)	$5.4

10. Segment Information
     The following table sets forth financial information by business segment (in millions):

					Operating Income
	Net Sales		Operating Income		as a % of Net Sales
	2006	2005	2006	2005	2006	2005
Three Months Ended June 30,
Electrical	$419.2	$376.4	$38.7	$35.2
Special charges	—	—	(1.4)	(2.7)

Total Electrical	419.2	376.4	37.3	32.5	8.9%	8.6%
Power	134.3	109.9	19.0	16.2	14.1%	14.7%
Industrial Technology	49.7	34.2	7.8	4.2	15.7%	12.3%

Subtotal	603.2	520.5	64.1	52.9	10.6%	10.2%
Stock-based compensation	—	—	(2.7)	—

Total	$603.2	$520.5	$61.4	$52.9	10.2%	10.2%

Six Months Ended June 30,
Electrical	$810.3	$729.8	$71.8	$68.5
Special charges	—	—	(3.1)	(4.6)

Total Electrical	810.3	729.8	68.7	63.9	8.5%	8.8%
Power	266.6	208.6	39.5	26.9	14.8%	12.9%
Industrial Technology	99.3	69.7	16.5	9.1	16.6%	13.1%

Subtotal	1,176.2	1,008.1	124.7	99.9	10.6%	9.9%
Unusual item	—	—	—	(4.6)
Stock-based compensation	—	—	(5.4)	—

Total	$1,176.2	$1,008.1	$119.3	$95.3	10.1%	9.5%

     The unusual item in 2005 of $4.6 million, pretax, represents transactional expenses consisting of legal, accounting and consulting fees incurred in support of the Company’s strategic growth initiatives. These costs are included in Selling and administrative expenses and are not allocated to any one business segment for management reporting purposes.
     Stock-based compensation expense reflects all costs recorded in the three and six months ended June 30, 2006. The Company does not allocate this amount to segments for management reporting purposes.

11. Pension and Other Benefits
     The following table sets forth the components of pension and other benefits cost for the three and six months ended June 30, (in millions):

	Pension Benefits				Other Benefits
	Three Months				Three Months
	Ended		Six Months Ended		Ended		Six Months Ended
	June 30		June 30		June 30		June 30
	2006	2005	2006	2005	2006	2005	2006	2005
Components of net periodic benefit cost
Service cost	$4.8	$4.0	$9.6	$7.9	$0.1	$—	$0.2	$0.1
Interest cost	8.0	7.1	16.0	14.2	0.5	0.6	1.0	1.1
Expected return on plan assets	(9.8)	(8.2)	(19.6)	(16.4)	—	—	—	—
Amortization of prior service cost	(0.3)	0.1	(0.2)	0.2	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of actuarial losses	1.0	0.4	1.9	0.8	0.1	0.1	0.2	0.2

Net periodic benefit cost	$3.7	$3.4	$7.7	$6.7	$0.6	$0.6	$1.3	$1.3

Employer Contributions
     The Company expects to contribute between $15-$20 million to its domestic, defined benefit pension plans and $5-$7 million to its international plans in 2006. As of June 30, 2006 the Company has made no significant contributions to these plans.
12. Guarantees
     The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.
     As of June 30, 2006, the Company had six individual forward exchange contracts outstanding, each for the purchase of $1.0 million U.S. dollars which expire ratably each month through December 2006. These contracts were entered into in order to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases. These contracts have been designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.
     The Company offers a product warranty which covers defects on most of its products. These warranties primarily apply to products that are properly used for their intended purpose, installed correctly, and properly maintained. The Company generally accrues estimated warranty costs at the time of sale. Estimated warranty expenses are based upon historical information such as past experience, product failure rates, or the number of units to be repaired or replaced. Adjustments are made to the product warranty cost accrual as claims are incurred or as historical experience indicates. The product warranty cost accrual is reviewed for reasonableness on a quarterly basis and is adjusted as additional information regarding expected warranty costs becomes known. Changes in the accrual for product warranties in the first six months of 2006 are set forth below (in millions):

Balance at December 31, 2005	$3.8
Provision	0.7
Expenditures	(0.7)

Balance at June 30, 2006	$3.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Summary of Business Strategy
     A more detailed description of the objectives to our business strategy is included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     Our business strategy continues to incorporate the following objectives:
•	Transformation of business processes. The Company is committed to a long-term initiative of applying lean process improvement techniques throughout the enterprise to eliminate waste and improve efficiency and reliability.

•	Lighting integration and cost reduction. We continue to execute a multi-year program to rationalize our lighting business. Actions include facility consolidations, workforce reductions and product rationalizations.

•	Global sourcing. We continue to focus on expanding our global product and component sourcing and supplier cost reduction program through consolidation of suppliers, utilization of reverse auctions, and partnering with vendors to shorten lead times, improve quality and delivery and reduce costs.

•	Acquisitions in our core markets. We continue to seek potential acquisitions that would enhance our core electrical component businesses — wiring systems, lighting fixtures and controls, rough-in electrical products, and utility products.

•	Working capital efficiency. We continue to focus on improving our working capital efficiency which emphasizes improved inventory management, faster collection of accounts receivable and negotiation of more favorable supplier payment terms.

•	Common, enterprise-wide information system. A multi-year program is underway to provide a common information system to meet the needs of our business. SAP software has been installed at approximately 75% of the Company, excluding recent acquisitions, with another “go-live” scheduled for October 2006 which will substantially complete the domestic implementation.

OUTLOOK
     Our outlook for 2006 in key areas is as follows:
Markets and Sales
     We anticipate overall conditions to remain positive throughout 2006 in most of our major end use markets. Non-residential construction markets are expected to continue to outpace the levels of construction spending experienced in 2005. U.S. manufacturing utilization levels have resulted in higher spending on maintenance, repair and overhaul activities at many of the nation’s factories. Domestic utility markets are expected to move at or above the level of growth in the overall economy. Residential market activity is expected to soften throughout the remainder of 2006 due in part to higher mortgage interest rates, although we anticipate modest growth in this portion of our business as a result of new product introductions and increased market share. The outlook for our markets assumes no shocks to the economy occur which dampen consumer spending and business investments.
     Commodity costs remain highly volatile, with global demand driving higher prices for core commodities including oil, steel, copper, aluminum and zinc. We will attempt to recover higher costs in these areas with increases in selling prices, as has been the case throughout 2004-2005. We currently expect overall sales growth in 2006 versus 2005 to be in a range of 12%-14%. Sales increases compared to 2005 are expected to be broad based, with each of our three segments contributing. The full year impact of acquisitions is expected to contribute 3-4 percentage points of the overall sales increase, with price increases accounting for approximately two percentage points.
Operating Results
     Full year 2006 operating profit margin is expected to be at the level of margins reported in 2005 of 10.8%. The impact of expensing stock-based compensation in 2006 is expected to decrease operating profit margins by approximately one-half of a percentage point. In addition, supply chain and production inefficiencies in our Electrical segment, SAP implementation costs and spending on investments in new product development, are all expected to lower operating margins in 2006. Lastly, we expect that the pricing actions taken in 2005 and the first half of 2006 as well as additional planned increases will fall short of offsetting higher levels of raw material commodity costs and higher energy related costs. Overall, commodity and energy costs are expected to remain volatile and further increases in these costs in 2006 may also not be fully offset with price increases. In addition to higher volume levels, several key initiatives are expected to increase operating margins including savings from actions completed within the Lighting Program, expansion of global product sourcing initiatives and lean process improvement projects.
     We expect to continue to integrate and streamline our operations, particularly within our Lighting business. These actions are expected to result in full year charges being recorded in 2006 related to severance, business integration costs and asset write-downs to consolidate operations at amounts near the $11 million of special charges recorded for the full year 2005. Amounts actually recorded in 2006 will depend on the nature and timing of when plans are finalized and approved.
     Our business information system initiative is expected to facilitate consolidation of business support processes. We estimate total 2006 expenses directly related to the implementation of our SAP enterprise-wide information system will be in a range of $8-$10 million and capitalized costs will be in a range of $8-$10 million. In addition, non-cash amortization expenses associated with capitalization will approximate $8 million.
Taxation
     We estimate the effective tax rate in 2006 will be approximately 30.0% compared with 23.5% reported in 2005. The increase is primarily due to the absence of a tax settlement recorded in 2005, which lowered the rate in that year by approximately five percentage points, and an anticipated higher level of U.S. taxable income at comparably higher tax rates. In addition, Congress has yet to renew the R&D tax credit that expired on December 31, 2005, and as such we have not recognized a benefit this year that had been reflected in the prior year effective tax rate.
Earnings Per Share
     Overall, diluted earnings per share is currently expected to be in the range of $2.75-$2.90, including the impact of special charges and stock-based compensation expense.
Cash Flow
     We expect an increase in working capital requirements to support higher sales levels.
     Capital spending in 2006 is expected to be approximately $10-$15 million higher than the $73.4 million spent in 2005 primarily as a result of the construction of our new lighting headquarters facility and other strategic initiatives. We expect total share repurchases in 2006 to approximate $70 million, however, total repurchases may vary depending upon the level of financing and investing activities, and the market performance of the Company’s shares. Cash flow provided by operating activities is estimated to be $180-$210 million. Free cash flow (defined as cash flow from operations less capital spending) in 2006 is expected to range from $100-$125 million.
Growth
     Our growth strategy contemplates acquisitions in our core businesses. This is evidenced by our 2005 acquisitions as well as the acquisition of Hubbell Lenoir City, Inc. in the second quarter of 2006. Hubbell Lenoir City, Inc. is expected to contribute $70-$80 million to Power segment sales on a full year basis with operating margins at or above the Power segment average. The rate and extent to which appropriate acquisition opportunities become available, acquired companies are integrated and anticipated cost savings are achieved can affect our future results.

Summary of Consolidated Results
In millions, except per share data

	Three Months Ended June 30				Six Months Ended June 30
		% of		% of		% of		% of
	2006	Net sales	2005	Net sales	2006	Net sales	2005	Net sales
Net sales	$603.2		$520.5		$1,176.2		$1,008.1
Cost of goods sold	437.5	72.5%	377.4	72.5%	852.0	72.4%	728.3	72.2%

Gross profit	165.7	27.5%	143.1	27.5%	324.2	27.6%	279.8	27.8%
Selling & administrative expenses	102.9	17.1%	88.0	16.9%	202.0	17.2%	180.4	17.9%
Special charges	1.4	0.2%	2.2	0.4%	2.9	0.2%	4.1	0.4%

Operating income	61.4	10.2%	52.9	10.2%	119.3	10.1%	95.3	9.5%

Earnings per share — diluted	$0.67		$0.58		$1.32		$1.04
Net Sales
     Net sales for the second quarter of 2006 increased 16% versus the second quarter of 2005. The majority of the year-over-year increase is due to stronger end user demand as a result of improved economic conditions in most of our served markets. The impact of acquisitions accounted for 4 percentage points of the sales increase in the second quarter. We estimate that selling price increases accounted for approximately 1 percentage point of the year-over-year increase in quarterly sales. Net sales for the first six months of 2006 increased 17% compared to the same period of 2005. The majority of the increase is a result of favorable conditions in most of our major end use markets. Acquisitions and, to a lesser extent, selling price increases contributed approximately 5 percentage points of the six month increase. Currency translation had no material impact on sales in the second quarter or in the first six months of 2006 versus the comparable periods of 2005.
     Sales to the retail and residential market increased approximately 13% in the second quarter of 2006 compared to the same period in 2005 primarily resulting from increased market share and new product introductions. Residential sales represented approximately 14% of the Company’s consolidated net sales for the first six months of 2006.
Gross Profit
     The consolidated gross profit margin in the second quarter of 2006 of 27.5% was unchanged from the second quarter of 2005. On a year-to-date basis, 2006 gross profit margin declined slightly to 27.6% compared to 27.8% for the first six months of 2005. Production and delivery inefficiencies and higher costs were experienced in certain of our Electrical and Power segment businesses in both the quarter and year-to-date results compared to the prior year. Further, higher year-over-year costs throughout each segment in the areas of commodity raw materials, transportation and utilities negatively impacted gross profit margins by 2-3 percentage points. These items were substantially offset by increased sales volume in 2006 compared to 2005, price increases, lower product costs from strategic sourcing initiatives and completed actions within our Lighting Program.
Selling & Administrative (“S&A”) Expenses
     S&A expenses increased in the second quarter and first six months of 2006 versus the comparable periods in 2005 primarily due to higher selling and commission expenses associated with increased sales, expenses associated with new product launches and stock-based compensation cost. As a percentage of sales, S&A expenses were higher in the second quarter of 2006 versus the second quarter of 2005 primarily due to higher expense costs associated with the SAP implementation, stock-based compensation and costs associated with new product development. However, for the first six months of 2006, S&A expenses as a percent of sales declined year-over-year despite the impact of stock-based compensation due to higher sales and efforts to manage costs. In addition, the prior year included S&A costs associated with an unusual item consisting of $4.6 million, pretax, of transactional expenses in support of our strategic growth initiatives.
Special Charges
     Special charges recorded in the second quarter of 2006 of $1.4 million consist of $1.0 million of severance costs and $0.4 million of exit and integration costs. The 2005 special charges recorded in the second quarter of 2005 of $2.7 million consist of $1.0 million of severance, $1.2 million of integration costs including facility closing costs and $0.5 million of inventory write-downs. Special charges recorded for the first six months of 2006 and 2005 were $3.1 million and $4.6 million, respectively, the components of which are summarized below. All charges recorded in 2006 pertain to actions associated with the Lighting Program. The second quarter charge in 2005 includes $0.9 million of costs related to the Wiring device factory closure. The remaining 2005 charges pertain to the Lighting Program. Both programs are discussed below.
     The following table summarizes activity with respect to special charges for the six months ending June 30, 2006 and 2005 (in millions):
CATEGORY OF COSTS

		Facility Exit and	Inventory
Lighting Business Integration and Rationalization Program	Severance &Benefits	Integration	Write-Downs*	Total
2006	$2.0	$0.9	$0.2	$3.1
2005	1.9	1.6	0.2	3.7

Wiring Device Factory Closure
2005	$—	$0.6	$0.3	$0.9

*	Included in Cost of goods sold
Lighting Business Integration and Rationalization Program
     The integration and streamlining of our lighting operations is a multi-year initiative. Individual projects within the Program consist of factory, office and warehouse closures, personnel realignments, and costs to streamline and combine product offerings. Total costs from the start of the Program in 2002 through the expected completion of the substantial components of the Program in late 2006 are expected to approximate $60 million. From inception of the Program through June 30, 2006 approximately $49 million has been spent. In addition, capital expenditures of $45-$55 million are forecast, of which $32 million has been spent. State and local tax incentives are expected to be available to offset certain of these costs. Program costs related to severance, asset impairments, and facility closures in conjunction with exit activities are generally reflected as

Special charges within the Condensed Consolidated Statement of Income. Inventory write-downs related to exit activities are recorded as a component of Cost of goods sold. Other costs associated with the Program are recorded as Cost of goods sold or Selling & administrative expenses depending on the nature of the cost.
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
Closure of a Wiring Device Factory
     In the second quarter of 2004, the Company announced plans to close a Wiring device factory in Puerto Rico. The factory closed during the second quarter of 2005 and production activities have been transferred to existing facilities or outsourced. In the second quarter of 2005, the Company recorded $0.9 million of special charges, of which $0.6 million was related to facility closure costs and $0.3 million was for inventory write-downs.
Other Income/Expense
     In the second quarter and first six months of 2006, interest expense, net in the Condensed Consolidated Statement of Income decreased versus the comparable periods in 2005. Interest expense was lower in the second quarter and first six months of 2006 versus the comparable periods of 2005 due to a lower level of fixed rate indebtedness in 2006 compared to 2005 as we repaid $100 million of senior notes upon maturity in October 2005. In the second quarter and first six months of 2006, investment income decreased compared to the second quarter and first six months of 2005 due to lower average investment balances partially offset by higher average interest rates received on cash and investments. The lower average investment balances are due to the funding of several acquisitions in 2005 and, to a lesser extent, the Hubbell Lenoir City, Inc. acquisition in June 2006, as well as higher share repurchases.
Income Taxes
     The effective tax rate for the second quarter of 2006 was 30.3% compared to 28.7% in the second quarter of 2005. The increase in the effective tax rate in the second quarter of 2006 versus the comparable period of 2005 reflects a higher year-over-year annual effective tax rate estimate as a result of anticipated higher U.S.-based taxable income in 2006 which carries a higher tax rate than the majority of the Company’s non-U.S. income. The effective tax rate for the first six months of 2006 was 29.9% compared to 28.2% in the first six months of 2005. In addition, Congress has yet to renew the R&D tax credit that expired on December 31, 2005, and as such we have not recognized a benefit this year that had been reflected in the prior year effective tax rate.
Net Income and Earnings Per Share
     Net income and diluted earnings per share increased in the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005 primarily due to higher sales and higher operating income, lower interest expense and lower special charges. Average shares outstanding-basic have decreased year-over-year by approximately 0.6 million shares due to shares repurchased under our stock repurchase program in excess of employee stock option exercises.

Segment Results
Electrical

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(In millions)		(In millions)
Net sales	$419.2	$376.4	$810.3	$729.8
Operating income	37.3	32.5	68.7	63.9
Operating margins	8.9%	8.6%	8.5%	8.8%
     Electrical segment sales increased 11% in both the second quarter and first six months of 2006 versus the comparable periods in 2005. The sales growth was broad based. Each of the businesses within the segment – wiring systems, electrical products and lighting fixtures experienced year-over-year increases in the second quarter and in the first six months of 2006. Selling price increases in both the second quarter and first six months of 2006 accounted for approximately one percentage point of the increase versus the comparable periods of 2005.
     Lighting fixture sales represented in excess of 50% of total net sales reported in the Electrical segment in both the second quarter and first six months of both 2006 and 2005. Sales of lighting fixtures increased in both the commercial and industrial (“C&I”) and residential markets. Residential product shipments increased as a result of higher new product sales and market share gains. The C&I lighting business was favorably impacted by higher levels of commercial construction throughout the U.S. generating increases in lighting fixture project sales.
     Sales of wiring systems in the second quarter and for the first six months of 2006 were higher versus the comparable prior year periods, consistent with the segment’s overall percentage net sales increase, as demand in both industrial and commercial markets improved. Rough-in electrical products sales in the second quarter and first six months increased modestly from the previous year. Although commercial construction markets have strengthened, competition remains intense. Sales of harsh and hazardous products increased in both the second quarter and first six months year-over-year by amounts in excess of the segment average primarily due to higher oil and gas project shipments related to strong market conditions worldwide and the favorable impact of an acquisition completed in the third quarter of 2005.
     Operating income improved both in the quarter and year-to-date versus the comparable periods of the prior year primarily due to higher sales. Special charges in the second quarter and first six months of 2006 were $1.4 million and $3.1 million compared to $2.7 million and $4.6 million in the second quarter and first six months of 2005, respectively. Operating margin in the segment was higher in the second quarter of 2006 versus the second quarter of 2005 primarily due to higher average margins on the incremental sales, offset by higher commodity costs in excess of selling price increases, higher project costs related to new product launches and increased freight and utility costs resulting from record high oil prices. Operating margin in the segment was lower in the first six months of 2006 versus the comparable period of 2005 despite higher sales and volumes primarily due to production and delivery inefficiencies, higher costs associated with new products and the SAP implementation as well as higher commodity raw material, freight and utility costs.
     In our lighting business, operating margins improved in the second quarter and first six months of 2006 versus the comparable periods of 2005 as a result of higher volume and cost savings associated with actions completed under the streamlining Program, offset by inefficiencies associated with plant moves. Our wiring systems business reported lower operating profit margin in the second quarter and first six months of 2006 versus the comparable periods of 2005 due to commodity cost increases, higher transportation and production costs, due in part to supply chain and plant inefficiencies, and increased costs associated with the launch of new products. Margins in our harsh and hazardous products business were lower year-over-year, despite higher sales, due to commodity cost increases in excess of selling price increases. Overall, the segment incurred higher S&A expenses year-over-year due to new product initiatives and increased SAP implementation costs.
Power

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(In millions)		(In millions)
Net sales	$134.3	$109.9	$266.6	$208.6
Operating income	19.0	16.2	39.5	26.9
Operating margins	14.1%	14.7%	14.8%	12.9%
     Net sales in the Power segment increased 22% and 28%, respectively, in the second quarter and first six months of 2006 versus the comparable periods in 2005. The increase in both the quarter and first six months was primarily due to higher levels of utility spending including line upgrades and transmission projects facilitated by higher levels of economic activity in the U.S. and favorable weather conditions. The acquisition of Delmar in the third quarter of last year as well as the Hubbell Lenoir City, Inc acquisition completed in the second quarter of 2006 accounted for just over half of the sales increase in the quarter and over one-third of the increase on a year to-date basis in 2006 versus 2005. Operating margins decreased in the second quarter of 2006 compared to the second quarter of 2005 as a result of commodity cost increases in excess of realized selling price increases and higher costs due to the SAP implementation. Operating margins increased in the first six months of 2006 compared to the comparable period of 2005 as a result of the increase in volume, an improved mix of higher margin products, productivity improvements from strategic sourcing and the favorable impact of acquisitions.
Industrial Technology

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(In millions)		(In millions)
Net sales	$49.7	$34.2	$99.3	$69.7
Operating income	7.8	4.2	16.5	9.1
Operating margins	15.7%	12.3%	16.6%	13.1%
     Net sales in the Industrial Technology segment increased 45% and 42%, respectively, in the second quarter and first six months of 2006 versus the comparable periods in 2005. The increase in both the quarter and first six months was primarily due to the improvement in industrial activity as evidenced by higher manufacturing output and rising capacity utilization rates. All businesses within the segment reported double-digit increases in year-over-year sales. In addition, two acquisitions in the third quarter of 2005 in our industrial controls business accounted for over one third of the segment sales increase in the quarter and close to 50% of the six month increase versus the comparable period of 2005. Operating margins improved significantly in the second quarter and for the first six months of 2006 versus the comparable periods in 2005 as a result of increased volume, a more favorable industrial product mix and cost savings associated with outsourcing and other productivity improvements.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Six Months Ended
	June 30
	2006	2005
	(In Millions)
Net cash provided by (used in):
Operating activities	$53.6	$50.7
Investing activities	(35.0)	74.8
Financing activities	(76.4)	(71.3)
Effect of foreign exchange rate changes on cash and cash equivalents	0.7	(0.8)

Net change in cash and cash equivalents	$(57.1)	$53.4

     Cash provided by operating activities for the six months ended June 30, 2006 increased from the comparable period in 2005. Higher operating cash flow reflects higher net income and non-cash stock-based compensation cost, offset by higher working capital. Within working capital, inventory increased in the first six months of 2006 primarily as a result of a higher level of purchases to support the increased sales. Accounts receivable increased in the first six months of 2006 compared to the first six months of 2005 as a result of the increased sales volume in the first six months of 2006 versus the comparable period in 2005. Days sales outstanding in accounts receivable at June 30, 2006 were level with days sales outstanding at June 30, 2005. Current liabilities increased in the first six months of 2006 primarily due to higher inventory purchases which resulted in higher accounts payable balances, and lower annual incentive and employee bonus payouts.
     Investing activities used cash of $35.0 million in the first six months of 2006 compared to cash provided by investing activities of $74.8 million in the first six months of 2005 primarily as a result of a business acquisition, as well as higher capital expenditures. Net cash used for financing activities increased $5.1 million in the first six months of 2006 when compared to the same period in 2005 primarily as a result of payments made on short-term debt in 2006, partially offset by higher proceeds from exercises of stock options.
Investments in the Business
     We define investment in our business to include both normal expenditures required to maintain the operations of our equipment and facilities as well as expenditures in support of our strategic initiatives.
     In the first six months of 2006, we recorded a total of $43.4 million of capital expenditures of which $35.0 million was additions to property, plant and equipment and $8.4 million was capitalized software primarily in connection with the enterprise-wide business system initiative. Included in the $43.4 million of capital expenditures were $5.3 million of accrued amounts not yet expended, resulting in total cash capital expenditures of $38.1 million.
     We continue to invest in process improvement through our long-term lean initiatives. We have been actively engaged in the lean program for several years although we still consider ourselves in the early part of this initiative. We expect benefits from this investment will improve our operating results primarily in the form of increased productivity at our businesses.
     In June 2005, our Board of Directors approved a stock repurchase program which authorized the repurchase of up to $60 million of the Company’s Class A and Class B common stock. Stock repurchases are being implemented through open market and privately negotiated transactions. The timing of such transactions depends on a variety of factors, including market conditions. As of June 30, 2006, approximately $3.3 million remains for the repurchase of shares under this program. In February 2006, the Board of Directors approved an additional stock repurchase program and authorized the purchase of up to $100 million of the Company’s Class A and Class B common stock to be completed over a three year period. The repurchase program will be implemented upon completion of the $60 million repurchase program announced in June 2005. As of June 30, 2006, a total of $103.3 million remains authorized for future repurchases under the combined programs. We have spent $42.5 million on the repurchase of common shares in the first six months of 2006.
     On August 3, 2006, in connection with our previously announced stock repurchase program, we established a prearranged repurchase plan (the “10b5-1 Plan”) intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities and Exchange Act of 1934, as amended, (“the Act”).
     The 10b5-1 Plan will facilitate the ongoing repurchase of our Class A and Class B common stock under our repurchase programs by permitting us to repurchase shares during times when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Pursuant to the 10b5-1 Plan, a broker appointed by the Company will have the authority to repurchase, without further direction from the Company, up to 750,000 shares of our Class A common stock and up to 750,000 shares of our Class B common stock during the period commencing on August 4, 2006 and expiring on August 3, 2007, subject to conditions specified in the 10b5-1 Plan and unless earlier terminated. There is no guarantee as to the number of shares that will be repurchased under the plan, and we may terminate the plan at any time. Depending upon market conditions, we also expect to continue to conduct discretionary repurchases in privately negotiated transactions during our normal trading windows.
Debt to Capital
     Net Debt, as disclosed below is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider Net Debt to be more appropriate than Total Debt for measuring our financial leverage as it better measures our ability to meet our funding needs.

	June 30,	December 31,
	2006	2005
	(In Millions)
Total Debt	$208.1	$228.8
Total Shareholders’ Equity	1,033.6	998.1

Total Capital	$1,241.7	$1,226.9

Debt to Total Capital	17%	19%
Cash and Investments	$133.4	$310.7
Net Debt (Total debt less cash and investments)	$74.7	$(81.9)
     The ratio of debt to total capital at June 30, 2006 decreased to 17% compared with 19% at December 31,

2005 primarily due to payments made on short-term debt. Net debt has increased in the first six months of 2006 due to the decrease in cash and investments as the Company used cash and investments to complete the Hubbell Lenoir City, Inc. acquisition.
     At June 30, 2006 and December 31, 2005, Long-term debt in our Condensed Consolidated Balance Sheet consisted of $200 million, excluding unamortized discount, of senior notes which mature in 2012. These notes are fixed rate indebtedness, are not callable and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at June 30, 2006. The most restrictive of these covenants limits our ability to enter into mortgages and sale-leasebacks of property having a net book value in excess of $5 million without the approval of the Note holders.
     At June 30, 2006, Short-term debt in our Condensed Consolidated Balance Sheet consisted of a $4.8 million money market loan issued by our U.K. subsidiary and $4 million of borrowings against our credit facility. The money market loan represents a line of credit to borrow up to 5 million pounds sterling entered into by our U.K. subsidiary (US $ equivalent at June 30, 2006 of $9.1 million). At June 30, 2006 we had $196 million of available borrowings under our $200 million committed bank credit facility. Borrowings under credit agreements generally are available with an interest rate equal to the prime rate or at a spread over the London Interbank Offered Rate.
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
Forward-Looking Statements
     Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about capital resources, performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in operating results, or anticipated market and economic conditions, are forward looking. Forward-looking statements may be identified by the use of words or phrases, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and variations thereof and similar terms. Discussions of strategies, plans or intentions often contain forward-looking statements. Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in raw material prices, foreign sourcing issues, and interest rates. As noted throughout Management’s Discussion and Analysis, we have seen significant increases in the cost of certain metals used in our products, along with higher energy and freight costs. In addition, the Company’s procurement strategy continues to emphasize an increased level of purchases from international locations, primarily China and India, which subjects the Company to increased political and foreign currency exchange risk. Changes in the Chinese government’s policy regarding the value of the Chinese currency versus the U.S. dollar has not had any significant impact on our financial condition, results of operations or cash flows. However, strengthening of the Chinese currency could increase the cost of the Company’s products procured from this country. There has been no significant change in the Company’s strategies to manage these exposures during the first six months of 2006. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ending December 31, 2005.
ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective.
     In April 2006, the Company implemented another phase of a multi-year program to implement a fully integrated suite of SAP application software. The implementation has involved changes to certain internal controls over financial reporting. The Company has reviewed each system as it is being implemented and the controls affected by the new system and made appropriate changes to affected internal controls as necessary. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

						Approximate
					Total	Dollar Value of
					Number of	Shares
	Total		Total		Shares	that May Yet Be
	Number of		Number of		Purchased as	Purchased
	Class A		Class B		Part of Publicly	Under
	Shares	Average	Shares	Average	Announced	the 2005
	Purchased	Price Paid per	Purchased	Price Paid per	Program	Program
Period	(000’s)	Class A Share	(000’s)	Class B Share	(000’s)	(000’s)
Total for the quarter ended
March 31, 2006						$12,900
April 2006	1	$48.53	—	$—	1	12,850
May 2006	82	48.19	—	—	82	8,900
June 2006	25	45.36	95	47.24	120	3,300

Total for the quarter ended
June 30, 2006	108	$47.53	95	$47.24	203	$3,300
     On August 3, 2006, in connection with its previously announced stock repurchase program, the Company established the 10b5-1 Plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Act.
     The 10b5-1 Plan will facilitate the ongoing repurchase of the Company’s Class A and Class B common stock under its repurchase programs during times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Pursuant to the 10b5-1 Plan, a broker appointed by Hubbell will have the authority to repurchase, without further direction from the Company, up to 750,000 shares of Class A common stock and up to 750,000 shares of Class B common stock during the period commencing on August 4, 2006 and expiring on August 3, 2007, subject to conditions specified in the 10b5-1 Plan and unless earlier terminated. There is no guarantee as to the number of shares that will be repurchased under the plan, and the Company may terminate the plan at any time. Depending upon market conditions, the Company also expects to continue to conduct discretionary repurchases in privately negotiated transactions during its normal trading windows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Annual Meeting of Shareholders held on May 1, 2006:
1.	The following nine (9) individuals were elected directors of the Company for the ensuing year to serve until the next Annual Meeting of Shareholders of the Company and until their respective successors may be elected and qualified, each Director being elected by plurality vote:

Name of Individual	Votes For	Votes Withheld
E. Richard Brooks	199,219,205	2,640,376
George W. Edwards, Jr.	199,231,089	2,628,492
Joel S. Hoffman	199,440,955	2,418,626
Andrew McNally IV	197,850,958	4,008,623
Daniel J. Meyer	199,432,171	2,427,410
Timothy H. Powers	199,511,032	2,348,549
G. Jackson Ratcliffe	199,391,935	2,467,646
Richard J. Swift	199,953,488	1,906,093
Daniel S. Van Riper	199,919,594	1,939,987
2.	PricewaterhouseCoopers LLP was ratified as independent registered public accountants to examine the annual financial statements for the Company for the year 2006 receiving 200,572,331 affirmative votes, being a majority of the votes cast on the matter all voting as a single class, with 1,003,838 negative votes and 283,412 abstained.
3.	The proposal relating to reapproval of the Company’s Senior Executive Incentive Compensation Plan, which appeared on pages 29 to 31 of the proxy statement, dated March 15, 2006, which proposal is incorporated herein by reference, has been approved with 193,954,891 affirmative votes, being a majority of the votes cast on the matter all voting as a single class (and representing a majority of the votes entitled to be cast), with 6,758,982 negative votes and 1,145,708 votes abstained.

ITEM 6. EXHIBITS
EXHIBITS

Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBBELL INCORPORATED

Dated: August 4, 2006

/s/ David G. Nord	/s/ Gregory F. Covino

David G. Nord	Gregory F. Covino
Senior Vice President and Chief Financial Officer	Vice President, Controller
(Chief Accounting Officer)