Form 10-Q
period 2006-09-30
HUBBELL INC
filed 2006-11-07
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of October 27, 2006 were 8,265,197 and 51,973,348, respectively.

HUBBELL INCORPORATED

HUBBELL INCORPORATED
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Statement of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Net sales	$649.0	$561.1	$1,825.3	$1,569.2
Cost of goods sold	468.1	396.9	1,320.1	1,125.2

Gross profit	180.9	164.2	505.2	444.0
Selling & administrative expenses	107.3	89.9	309.4	270.2
Special charges	0.7	1.0	3.6	5.2

Operating income	72.9	73.3	192.2	168.6

Interest expense, net	(3.1)	(2.8)	(7.2)	(8.4)
Other expense, net	(1.6)	(0.2)	(0.8)	(0.1)

Income before income taxes	68.2	70.3	184.2	160.1
Provision for income taxes	20.6	21.8	55.3	47.1

Net income	$47.6	$48.5	$128.9	$113.0

Earnings per share
Basic	$0.79	$0.80	$2.13	$1.85
Diluted	$0.78	$0.79	$2.10	$1.82
Average number of common shares outstanding
Basic	60.3	60.7	60.5	61.1
Diluted	61.1	61.5	61.3	62.0
Cash dividends per common share	$0.33	$0.33	$0.99	$0.99
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Balance Sheet
(unaudited)
(in millions)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$54.9	$110.6
Short-term investments	—	121.3
Accounts receivable, net	411.2	310.4
Inventories, net	341.6	237.1
Deferred taxes and other	37.0	40.7

Total current assets	844.7	820.1
Property, Plant, and Equipment, net	311.0	267.8
Other Assets
Investments	35.4	78.8
Goodwill	419.9	351.5
Intangible assets and other	180.1	148.8

Total Assets	$1,791.1	$1,667.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$13.9	$29.6
Accounts payable	212.2	159.5
Accrued salaries, wages and employee benefits	48.3	41.4
Accrued income taxes	27.9	20.0
Dividends payable	19.9	20.2
Other accrued liabilities	111.2	89.8

Total current liabilities	433.4	360.5
Long-Term Debt	199.3	199.2
Other Non-Current Liabilities	120.2	109.2

Total Liabilities	752.9	668.9
Shareholders’ Equity	1,038.2	998.1

Total Liabilities and Shareholders’ Equity	$1,791.1	$1,667.0

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Statement of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended
	September 30
	2006	2005
Cash Flows from Operating Activities
Net income	$128.9	$113.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41.2	36.7
Changes in deferred income taxes	5.4	3.0
Stock-based compensation expense	8.2	—
Changes in assets and liabilities:
Increase in accounts receivable	(90.0)	(49.0)
Increase in inventories	(94.0)	(1.5)
Increase in current liabilities	75.3	17.3
Changes in other assets and liabilities, net	9.9	13.7
Tax benefit from exercise of stock options	(3.8)	—
Contribution to domestic pension plans	—	(10.0)
Other, net	1.8	3.7

Net cash provided by operating activities	82.9	126.9

Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(117.4)	(53.2)
Capital expenditures	(67.1)	(46.6)
Purchases of available-for-sale investments	(117.3)	(227.4)
Proceeds from sale of available-for-sale investments	261.2	310.3
Purchases of held-to-maturity investments	(0.4)	—
Proceeds from held-to-maturity investments	21.4	17.2
Other, net	2.3	4.8

Net cash (used in) provided by investing activities	(17.3)	5.1

Cash Flows from Financing Activities
Borrowings of short-term debt	12.0	7.5
Payment of short-term debt	(28.0)	(0.7)
Payment of dividends	(60.2)	(60.5)
Proceeds from exercise of stock options	24.5	19.6
Tax benefit from exercise of stock options	3.8	—
Acquisition of common shares	(74.4)	(59.1)

Net cash used in financing activities	(122.3)	(93.2)

Effect of foreign exchange rate changes on cash and cash equivalents	1.0	(0.8)

(Decrease) increase in cash and cash equivalents	(55.7)	38.0
Cash and cash equivalents
Beginning of period	110.6	139.9

End of period	$54.9	$177.9

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, or “registrant”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
     The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.
     Certain prior year amounts in the Condensed Consolidated Statement of Cash Flows have been reclassified to conform with the current year presentation.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2005.
     Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return and provides guidance related to classification and disclosure matters. FIN 48 is effective for the Company beginning on January 1, 2007. The Company is currently evaluating its tax positions and the measurement criteria to determine the impact that this pronouncement may have on the financial statements and the related notes to financial statements.
     In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, “Fair Value Measurements” (“FASB No. 157”). FASB No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements. This statement is applicable to the Company on January 1, 2008. The Company is currently evaluating the impact that this standard may have on its financial statements.
     In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106, and 132 (R)”. This statement requires companies to recognize the funded status of single employer defined benefit pension or other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is required to recognize the funded status of its defined benefit pension or other postretirement plans and provide disclosures as of December 31, 2006 as prescribed by the standard. The Company plans to adopt this standard in the fourth quarter of 2006. In addition, the standard requires that for fiscal years ending after December 15, 2008 a company is required to measure the funded status of single employer defined benefit pension or other postretirement plans as of the date of its year-end statement of financial position, with limited exceptions. The Company is already using its year end date of December 31 to measure the funded status of its defined benefit plans. The Company performed a preliminary evaluation of the impact of this standard on its financial statements using current interest rates and plan assets. However, a change in interest rates or plan assets could significantly impact the amounts required to be recorded. Based upon this preliminary evaluation, the Company estimates it will be required to record a net, after-tax charge of approximately $54 million, to other comprehensive income within shareholders’ equity.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company does not expect that this release will have any impact on its financial statements.
2. Business Acquisition
     On June 1, 2006, the Company purchased all of the outstanding common stock of Strongwell Lenoir City, Inc. for $117.2 million in cash. Strongwell Lenoir City, Inc. (renamed Hubbell Lenoir City, Inc.) has been added to the Power segment and the results of operations after June 1, 2006 are included in the condensed consolidated financial statements. The acquired business has manufacturing facilities in Lenoir City, TN and San Jose, CA. Hubbell Lenoir City, Inc. designs and manufactures precast polymer concrete products used to house underground equipment and also has a line of surface drain products. These products are sold to the electrical utility and telecommunications industries. Hubbell Lenoir City, Inc. complements the existing product lines of the Power segment and shares a similar customer base to the existing businesses within the Power segment.
     The Company is in the process of finalizing the allocation of fair value to the underlying assets and liabilities and, as a result, the allocation of the purchase price could change. The following table summarizes the preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed as of June 1, 2006, in millions.

Total purchase price including transaction expenses	$117.2

Fair value assigned to assets acquired	35.3
Fair value of liabilities assumed	(8.2)
Amounts assigned to intangible assets	28.6
Amount allocated to goodwill	61.5

Total allocation	$117.2

     The fair value allocated to net assets acquired primarily relates to inventory and fixed assets. Intangible assets identified consist of $21 million of tradenames and $7.6 million primarily comprised of customer lists. The tradenames are being amortized over a period of 30 years and customer lists are being amortized over a period of 10 years. The excess of purchase price over the fair values of assets acquired, liabilities assumed and identifiable intangible assets has been allocated to goodwill. All of the goodwill is expected to be deductible for tax purposes.
     In the first nine months of 2005, the Company acquired five businesses through separate transactions. Total cash expended in the first nine months of 2005 on these acquisitions, including fees and expenses and net of cash acquired, was $53.2 million as outlined below.
     A total of $23.5 million of purchase price including fees and expenses was attributable to the purchase of two businesses in the third quarter of 2005 in the Industrial Technology segment; one which manufactures pressure switches for industrial markets and the other which manufactures contactors and switches used in the locomotive and industrial markets.
     A total of $11.2 million of purchase price including fees and expenses was attributable to the purchase in the third quarter of 2005 of a harsh and hazardous lighting company located in the United Kingdom (“UK”), which was added to the Electrical segment.
     A total of $18.5 million of purchase price including fees and expenses and net of cash acquired and debt assumed in the first nine months of 2005 was attributable to the purchase of two businesses in the Power segment; a civil anchor business and a Brazilian manufacturer of surge arresters, cutouts and other products serving the utility industry.
     The accounting for the purchase of these businesses acquired in 2005, including adjustments made in the third quarter of 2006, is complete as of September 30, 2006. The following table summarizes the final fair values of the assets acquired and liabilities assumed as of September 30, 2006.

Total purchase price including fees and expenses and net of cash acquired	$54.5

Fair value assigned to net assets acquired	10.3
Amounts assigned to intangible assets	13.2
Amount allocated to goodwill	31.0

Total allocation	$54.5

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
3. Stock-Based Compensation
     On January 1, 2006, the Company adopted SFAS 123 (R), “Share-Based Payment” (“SFAS 123 (R)”). The standard requires expensing the value of all share-based payments, including stock options and similar awards, based upon the award’s fair value measurement on the grant date. SFAS 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123 (R) is supplemented by SEC SAB No. 107, “Share-Based Payment”. SAB No. 107 expresses the SEC staff’s views regarding the interaction between SFAS 123(R) and certain rules and regulations including the valuation of share-based payment arrangements.
     As of September 30, 2006, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company will recognize the cost of these awards on a straight line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company adopted the modified prospective transition method as outlined in SFAS 123 (R) and, therefore, prior year amounts have not been restated.
     In 2005, the Company issued restricted stock awards, performance based stock awards and stock appreciation rights (“SARs”) on the Company’s Class B Common Stock pursuant to the Hubbell Incorporated 2005 Incentive Award Plan. In 2004 and 2003, the Company granted stock option awards on the Company’s Class B Common Stock under the Hubbell Incorporated Stock Option Plan for Key Employees (“Option Plan”). In the second quarter of 2006, the Company issued a total of 2,800 shares of restricted stock. For the three months ended September 30, 2006, the Company recognized total pretax stock-based compensation expense of $2.8 million, of which $2.6 million was recorded in Selling & administrative expense and $0.2 million was recorded in Cost of goods sold in the Condensed Consolidated Statement of Income. For the first nine months of 2006, total pretax stock-based compensation expense of $8.2 million was recorded, of which $7.7 million was recorded in Selling & administrative expense and $0.5 million was recorded in Cost of goods sold in the Condensed Consolidated Statement of Income. Of the total $8.2 million of pretax stock-based compensation expense recorded in the first nine months of 2006, $4.9 million relates to the expensing of stock options which would not have been expensed but for the adoption of SFAS 123 (R). Total stock-based compensation expense in the three and nine months ended September 30, 2006 reduced both basic and diluted earnings per share by $.03 and $.08, respectively.
     For the first nine months of 2006, the Company recorded $3.1 million of income tax benefit related to stock-based compensation expense. The income tax benefit has been recorded as a deferred tax asset in Deferred taxes and other in the Condensed Consolidated Balance Sheet. As of September 30, 2006, there was $13.6 million, pretax, of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized ratably through November 2008.
     Under the Hubbell Incorporated 2005 Incentive Award Plan, the Company may authorize up to 5.9 million shares of Class B Common Stock in settlement of grants of stock options, restricted stock, performance shares, or SARs. The Company’s policy is to issue new shares for settlement of any stock-based awards.
     Each of the compensation arrangements is discussed below.
     Restricted Stock
     The restricted stock granted to date is not transferable and is subject to forfeiture in the event of the recipient’s termination of employment prior to vesting. The restricted stock will generally vest in one-third increments annually for three years on each anniversary of the date of grant or completely upon a change in control, termination of employment by reason of death or disability or in certain other instances. Recipients are entitled to receive dividends and voting rights on their restricted stock regardless of vesting. The weighted average fair value of the 2005 restricted stock grants was $49.07 per share at the date of grant. The fair values are measured using the average between the high and low trading prices of the Company’s Class B Common Stock on the grant date. At December 31, 2005, the Company had issued 130,376 shares of restricted stock of which 6,443 shares have been forfeited and 7,964 shares have vested in the first nine months of 2006. In the second quarter of 2006, the Company issued 350 shares to each of the eight non-management members of its Board of Directors for a total of 2,800 shares. These shares vest over a one year period on the date of the next Annual Meeting, which is scheduled for May 2007. A total of 118,769 non-vested shares remain outstanding as of September 30, 2006.
     Stock Appreciation Rights
     The SARs granted to date entitle the recipient to the difference between the fair market value of the Company’s Class B Common Stock on the date of exercise and the grant price as determined using the average between the high and the low trading prices of the Company’s Class B Common Stock on the measurement date. This amount is payable in shares of the Company’s Class B Common Stock. One-third of the SARs vest and become exercisable each year for three years on the anniversary of the grant date and expire ten years after the grant date. At December 31, 2005 the Company had 504,239 SARs outstanding at a grant price of $49.76, of which none are vested as of September 30, 2006 and 23,760 have been forfeited. A total of 480,479 SARs remain outstanding as of September 30, 2006.
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
Performance Shares
     The performance shares granted to date vest and become deliverable based upon satisfaction of performance criteria established by the Company’s Compensation Committee. The criteria are based upon the Company’s cumulative growth in earnings per share compared to a peer group of the Standard & Poor’s Electrical Equipment Index over a three-year period. Performance at target will result in vesting and issuance of the performance shares. Performance below or above target can result in payment in the range of 0%-250% of the number of shares granted. Performance shares are issued on the third anniversary of the date of grant assuming the performance measures have been met. The fair value of the performance shares is $46.23, which was measured using the average between the high and low trading prices of the Company’s Class B Common Stock on the measurement date, discounted for the non-payment of dividends during the requisite period. At December 31, 2005, the Company had 35,178 performance based shares outstanding of which none have vested and none have been forfeited as of September 30, 2006. The Company accounts for the shares granted on the current assumption that 100% of the target number of shares will meet the performance criteria.
     Stock Option Awards
     The Company granted options to officers and other key employees to purchase the Company’s Class B Common Stock in previous years. Options issued in 2004 and 2003 were partially vested on January 1, 2006, the effective date of SFAS 123(R). All options granted had an exercise price equal to the average between the high and low trading prices of the Company’s Class B Common Stock on the measurement date. These option awards generally vest annually over a three-year period and expire after ten years.

     Stock option activity for the nine months ended September 30, 2006 is set forth below (shares in thousands):

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2005	5,942	$39.04
Granted	—	—
Exercised	(759)	$36.75
Forfeited	(139)	$39.23
Canceled or expired	(8)	$46.80

Outstanding at September 30, 2006	5,036	$39.37
     The aggregate intrinsic value of stock option exercises during the first nine months of 2006 was $10.3 million. The aggregate intrinsic value of all outstanding stock option awards at September 30, 2006 was $43.0 million, of which $37.7 million relates to awards that are fully vested. Exercises of existing stock option grants are expected to be settled in the Company’s Class B Common Stock as authorized in the Option Plan.
     The following table sets forth information related to options outstanding at September 30, 2006:

	Weighted
Number of Shares	Average Remaining	Weighted Average
(in thousands)	Contractual Term	Exercise Price
950	2 years	$42.92
1,032	5 years	$27.47
3,054*	8 years	$42.29

5,036		$39.37

*	936 of these shares are not vested as of September 30, 2006.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, for stock options in the prior year (in millions, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$48.5	$113.0
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1.6)	(4.7)

Pro forma net income	$46.9	$108.3

Earnings per share:
Basic — as reported	$0.80	$1.85

Basic — pro forma	$0.77	$1.77

Diluted — as reported	$0.79	$1.82

Diluted — pro forma	$0.76	$1.75

     Cash received from option exercises was $24.5 million and $19.6 million for the first nine months of 2006 and 2005, respectively. The Company recorded a realized tax benefit from the exercise of stock options of $3.8 million for the nine month period ended September 30, 2006 which has been included in Cash Flows From Financing Activities in the Condensed Consolidated Statement of Cash Flows as prescribed by SFAS 123(R). The Company recorded a realized tax benefit from the exercise of stock options of $4.9 million for the nine month period ended September 30, 2005 which has been included in Other, net within Cash Flows From Operating Activities in the Condensed Consolidated Statement of Cash Flows.

4. Inventories
     Inventories are comprised of the following (in millions):

	September 30, 2006	December 31, 2005
Raw Material	$112.4	$83.0
Work-in-Process	62.8	53.6
Finished Goods	227.0	151.6

	402.2	288.2
Excess of FIFO over LIFO cost basis	(60.6)	(51.1)

Total	$341.6	$237.1

5. Earnings Per Share
     The following table sets forth the computation of earnings per share for the three and nine months ended September 30, 2006 and 2005 (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Net income	$47.6	$48.5	$128.9	$113.0

Weighted average number of common shares outstanding—Basic	60.3	60.7	60.5	61.1
Potential dilutive shares	0.8	0.8	0.8	0.9

Average number of shares outstanding —Diluted	61.1	61.5	61.3	62.0

Earnings per share of common stock:
—Basic	$0.79	$0.80	$2.13	$1.85

—Diluted	$0.78	$0.79	$2.10	$1.82

     There were 1.3 million and 0.9 million anti-dilutive common stock equivalents outstanding for the three and nine months ended September 30, 2006, respectively. In addition, 0.5 million SARs were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2006 as the effect would be anti-dilutive. For the three and nine months ended September 30, 2005 there were 1.4 million and 1.0 million anti-dilutive common stock equivalents outstanding, respectively.
6. Goodwill and Other Intangible Assets
     Changes in the carrying amounts of goodwill for the nine months ended September 30, 2006, by segment, were as follows (in millions):

	Segment
			Industrial
	Electrical	Power	Technology	Total
Balance December 31, 2005	$175.9	$122.1	$53.5	$351.5
Acquisitions	—	61.7	2.1	63.8
Translation adjustments	3.9	0.7	—	4.6

Balance September 30, 2006	$179.8	$184.5	$55.6	$419.9

     Included above in acquisitions in the Power segment is $61.5 million of goodwill from the acquisition of Hubbell Lenoir City, Inc. and $0.2 million related to a final adjustment of acquisition costs related to the 2005 acquisition of a Brazilian manufacturer serving the utility industry. Included above in acquisitions in the Industrial Technology segment is a $2.1 million adjustment to goodwill for the 2005 acquisition of a pressure switch business.
     The Company’s policy is to perform its annual goodwill impairment testing in the second quarter of each year, unless circumstances dictate the need for more frequent assessments. In 2006, this testing resulted in implied fair values for each reporting unit which exceeded the reporting unit’s carrying value, including goodwill. Consequently, there were no impairments of goodwill. Similarly, there were no impairments of indefinite-lived intangible assets.
     Identifiable intangible assets are recorded in “Intangible assets and other” in the Condensed Consolidated Balance Sheet and at September 30, 2006 include approximately $21.5 million of indefinite-lived intangible assets not subject to amortization and $54.7 million of intangibles with definite lives that are being amortized and are presented net of accumulated amortization of $6.6 million. Amortization expense is expected to be approximately $3.7 million per year over the next two years and $3.4 million for the three years thereafter. Indefinite-lived intangible assets primarily represent tradenames related to the Lighting Corporation of America (“LCA”) acquisition. Definite-lived intangible assets primarily represent trademarks, customer lists and patents of which $28.6 million relates to the acquisition of Hubbell Lenoir City, Inc. (see Note 2).
7. Shareholders’ Equity
     Shareholders’ equity is comprised of the following (in millions, except per share amounts):

	September 30,	December 31,
	2006	2005
Common stock, $.01 par value:
Class A — authorized 50.0 shares; issued and outstanding 8.3 and 9.1 shares	$0.1	$0.1
Class B — authorized 150.0 shares; issued and outstanding 51.8 and 52.0 shares	0.5	0.5
Additional paid-in capital	221.2	267.2
Retained earnings	818.0	749.1
Unearned compensation	—	(8.0)
Accumulated other comprehensive loss, net of tax:
Pension liability adjustment	(4.1)	(4.1)
Cumulative translation adjustment	3.1	(5.4)
Cash flow hedge loss	(0.7)	(1.0)
Change in unrealized (loss) gain on investments	0.1	(0.3)

Total Accumulated other comprehensive loss	(1.6)	(10.8)

Total Shareholders’ equity	$1,038.2	$998.1

8. Comprehensive Income
     Total comprehensive income and its components are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Net income	$47.6	$48.5	$128.9	$113.0
Foreign currency translation adjustments	4.3	(0.3)	8.5	(6.7)
Change in unrealized (loss) gain on investments, net of tax	0.6	(0.1)	0.4	(0.1)
Cash flow hedge loss amortization, net of tax	0.1	—	0.3	0.6

Comprehensive income	$52.6	$48.1	$138.1	$106.8

9. Special Charges
     Special charges in the third quarter of 2006 and 2005 reflect pretax expenses of $0.7 million and $1.2 million, respectively. Included in the third quarter of 2005 is $0.2 million of inventory write-downs which were recorded in Cost of goods sold in the Condensed Consolidated Statement of Income. Special charges for the first nine months of 2006 and 2005 reflect pretax expense of $3.8 million and $5.9 million, respectively. Included in the first nine months of 2006 and 2005 are $0.2 million and $0.7 million, respectively, of inventory write-downs which were recorded in Cost of goods sold in the Condensed Consolidated Statement of Income. These charges were the result of actions taken in connection with the programs discussed below, all within the Electrical segment.
     Lighting Business Integration and Rationalization Program
     The Company’s ongoing lighting business integration and rationalization program (“the Program” or “Lighting Program”) was initiated in 2002 following the Company’s acquisition of LCA and relates to both the integration and rationalization of the Company’s acquired and legacy lighting operations. The Program consists of a series of actions related to the consolidation of manufacturing, sales and administrative functions occurring throughout the lighting fixture business and the relocation of the manufacturing and assembly of lighting fixture products to low cost countries.
     The 2006 third quarter charge consisted of $0.5 million of an asset impairment charge to write-down to net realizable value certain equipment in the florescent lighting business and $0.2 million of transition and integration costs. The 2005 third quarter special charge consisted of $0.3 million of severance and related benefit costs, $0.2 million of inventory write-downs and $0.7 million of facility exit and transition costs. Special charges recorded in the first nine months of 2005 consisted of $2.2 million of severance costs, $2.4 million of exit and integration costs and $0.4 million of inventory write-downs.
     Special charges for the first nine months of 2006 of $3.8 million are detailed in the table below. The current year severance costs are being recorded as a result of actions initiated in 2005 and in the first quarter of 2006. The severance costs are being recorded ratably over the affected employees’ remaining service period following the announcement of the programs. A total reduction of approximately 580 employees is expected to occur as a result of actions related to these programs, of which approximately 300 employees have left the Company as of September 30, 2006. Employee termination costs accrued through September 30, 2006 consist of severance costs and related benefits which are expected to be paid out over the next eighteen months. As of December 31, 2005 and September 30, 2006, the Company also had $3.0 million accrued related to a pension curtailment which is not reflected in the table below.
Closure of a Wiring Device Factory
     In the second quarter of 2004, the Company announced plans to close a wiring device factory in Puerto Rico. The factory closed during the second quarter of 2005 and production activities were transferred to existing facilities or outsourced. In the second quarter of 2005, the Company recorded $0.9 million of special charges, of which $0.6 million was related to facility closure and $0.3 million was for inventory write-downs. This action resulted in the reduction of approximately 220 employees. All employees have left the Company and the remaining severance was paid in the first quarter of 2006.
     The following table sets forth activity with respect to special charges for the nine months ended September 30, 2006 and the status of amounts accrued at September 30, 2006 (in millions):

	Accrued				Accrued
	Balance at	2006	2006 Cash	Non-cash	Balance at
	12/31/05	Provision	Expenditures	Write-downs	9/30/06
Lighting Business Integration and Rationalization Program:
Inventory write-downs	$—	$0.2	$—	$(0.2)	$—
Employee termination costs	0.8	2.0	(0.7)	—	2.1
Exit and integration costs	—	1.1	(1.1)	—	—
Asset impairments	—	0.5	—	(0.5)	—

	0.8	3.8	(1.8)	(0.7)	2.1
Wiring Device Factory Closure:
Employee termination costs	0.3	—	(0.3)	—	—

Total	$1.1	$3.8	$(2.1)	$(0.7)	$2.1

10. Segment Information
     The following table sets forth financial information by business segment (in millions):

					Operating Income
	Net Sales		Operating Income		as a % of Net Sales
	2006	2005	2006	2005	2006	2005
Three Months Ended September 30,
Electrical	$431.8	$396.6	$43.2	$46.5
Special charges	—	—	(0.7)	(1.2)

Total Electrical	431.8	396.6	42.5	45.3	9.8%	11.4%
Power	160.3	126.6	23.8	22.4	14.8%	17.7%
Industrial Technology	56.9	37.9	9.4	5.6	16.5%	14.8%

Subtotal	649.0	561.1	75.7	73.3	11.7%	13.1%
Stock-based compensation	—	—	(2.8)	—

Total	$649.0	$561.1	$72.9	$73.3	11.2%	13.1%

Nine Months Ended September 30,
Electrical	$1,242.2	$1,126.4	$115.0	$115.2
Special charges	—	—	(3.8)	(5.9)

Total Electrical	1,242.2	1,126.4	111.2	109.3	9.0%	9.7%
Power	426.9	335.2	63.3	49.3	14.8%	14.7%
Industrial Technology	156.2	107.6	25.9	14.6	16.6%	13.6%

Subtotal	1,825.3	1,569.2	200.4	173.2	11.0%	11.0%
Unusual item	—	—	—	(4.6)
Stock-based compensation	—	—	(8.2)	—

Total	$1,825.3	$1,569.2	$192.2	$168.6	10.5%	10.7%

     The unusual item in 2005 of $4.6 million, pretax, represents transactional expenses consisting of legal, accounting and consulting fees incurred in support of the Company’s strategic growth initiatives. These costs are included in Selling and administrative expenses and are not allocated to any one business segment for management reporting purposes.
     Stock-based compensation expense reflects all costs recorded in the three and nine months ended September 30, 2006. The Company does not allocate this amount to segments for management reporting purposes.
11. Pension and Other Benefits
     The following table sets forth the components of pension and other benefits cost for the three and nine months ended September 30, (in millions):

	Pension Benefits				Other Benefits
	Three Months				Three Months
	Ended		Nine Months Ended		Ended		Nine Months Ended
	September 30		September 30		September 30		September 30
	2006	2005	2006	2005	2006	2005	2006	2005
Components of net periodic benefit cost
Service cost	$4.7	$3.9	$14.3	$11.8	$0.1	$0.1	$0.3	$0.2
Interest cost	8.0	7.1	24.0	21.3	0.5	0.5	1.5	1.6
Expected return on plan assets	(9.9)	(8.1)	(29.5)	(24.5)	—	—	—	—
Amortization of prior service cost	(0.1)	0.1	(0.3)	0.3	(0.1)	—	(0.2)	(0.1)
Amortization of actuarial losses	0.9	0.4	2.8	1.2	0.1	0.1	0.3	0.3

Net periodic benefit cost	$3.6	$3.4	$11.3	$10.1	$0.6	$0.7	$1.9	$2.0

Employer Contributions
     The Company expects to contribute approximately $15 million to its domestic, defined benefit pension plans and $7 million to its international plans in 2006. As of September 30, 2006 the Company had contributed approximately $1.5 million to its international plans.
12. Guarantees
     The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.
     As of September 30, 2006, the Company had six individual forward exchange contracts outstanding, each for the purchase of $1.0 million U.S. dollars which expire ratably each month through March 2007. These contracts were entered into in order to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases. These contracts have been designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.
     The Company offers a product warranty which covers defects on most of its products. These warranties primarily apply to products that are properly used for their intended purpose, installed correctly, and properly maintained. The Company generally accrues estimated warranty costs at the time of sale. Estimated warranty expenses are based upon historical information such as past experience, product failure rates, or the number of units to be repaired or replaced. Adjustments are made to the product warranty cost accrual as claims are incurred or as historical experience indicates. The product warranty cost accrual is reviewed for reasonableness on a quarterly basis and is adjusted as additional information regarding expected warranty costs becomes known. Changes in the accrual for product warranties in the first nine months of 2006 are set forth below (in millions):

Balance at December 31, 2005	$3.8
Provision	0.8
Expenditures	(0.9)

Balance at September 30, 2006	$3.7

13. Subsequent Event
     On October 31, 2006, the Company completed the acquisition of privately-held Austdac Pty Ltd. (“Austdac”). Based in New South Wales, Australia, Austdac manufactures a variety of products used in harsh and hazardous applications including material handling, conveyer control and monitoring equipment, gas detection equipment, voice communications systems, and emergency warning lights and sounders. Austdac will be added to the Company’s Industrial Technology segment and is expected to have full year sales of approximately $25 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Summary of Business Strategy
     A more detailed description of our business strategy objectives is included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     Our business strategy continues to incorporate the following objectives:
•	Transformation of business processes. The Company is committed to a long-term initiative of applying lean process improvement techniques throughout the enterprise to eliminate waste and improve efficiency and reliability.

•	Lighting integration and cost reduction. We continue to execute a multi-year program to rationalize our lighting business. Actions include facility consolidations, workforce reductions and product rationalizations.

•	Global sourcing. We continue to focus on expanding our global product and component sourcing and supplier cost reduction program through consolidation of suppliers, utilization of reverse auctions, and partnering with vendors to shorten lead times, improve quality and delivery and reduce costs.

•	Acquisitions in our core markets. We continue to seek potential acquisitions that would enhance our core electrical component businesses — wiring systems, lighting fixtures and controls, rough-in electrical products, and utility products.

•	Working capital efficiency. We remain committed to improving our working capital efficiency which emphasizes improved inventory management, faster collection of accounts receivable and negotiation of more favorable supplier payment terms.

•	Common, enterprise-wide information system. A multi-year program which provides a common information system to meet the needs of our business is substantially complete. SAP software has been installed at almost all of the Company’s domestic businesses, excluding recent acquisitions, with the last substantial “go-live” successfully completed in October 2006.
OUTLOOK
     Our outlook for full year 2006 in key areas is as follows:
Sales
     We currently expect overall sales growth in 2006 versus 2005 to be as much as 15%. However, a certain amount of moderation is occurring in our markets resulting from inventory levels industry-wide and other factors which may detract from growth going forward. Sales increases compared to 2005 are expected to be broad based, with each of our three segments contributing. The full year impact of acquisitions is expected to contribute approximately four percentage points of the overall sales increase, with price increases accounting for approximately two percentage points.
Operating Results
     Full year 2006 operating profit margin is expected to be slightly below the 10.8% operating margin in 2005. The impact of expensing stock-based compensation in 2006 is expected to decrease operating profit margins by approximately one-half of a percentage point. In addition, supply chain and production inefficiencies in our Electrical segment, higher selling and administrative expenses including SAP implementation costs and spending on investments in new product development, are all expected to lower operating margins in 2006. Lastly, we expect that the price increases enacted in 2005 and in the first nine months of 2006 as well as additional planned increases will fall short of offsetting higher levels of raw material commodity costs and higher energy related costs.
     We expect to continue to integrate and streamline our operations, particularly within our Lighting fixtures business. These actions are expected to result in full year charges being recorded in 2006 related to severance, business integration costs and asset write-downs to consolidate operations at amounts in the $7-$9 million range compared to the $11 million of special charges recorded for the full year 2005. Amounts actually recorded in 2006 will depend on the nature and timing of when plans are finalized and approved.

     Our business information system initiative is expected to facilitate consolidation of business support processes. We estimate total 2006 expenses directly related to the implementation of our SAP enterprise-wide information system will be in a range of $6-$7 million and capitalized costs will be in a range of $10-$12 million. In addition, non-cash amortization expenses associated with capitalization will approximate $8 million.
Taxation
     We estimate the effective tax rate in 2006 will be approximately 30% compared with 23.5% reported in 2005. The increase is primarily due to the absence of a tax settlement recorded in 2005, which lowered the rate in that year by approximately five percentage points, and an anticipated higher level of U.S. taxable income at comparably higher tax rates. In addition, Congress has yet to renew the research and development tax credit that expired on December 31, 2005 and, as such, we have not recognized a benefit this year that had been reflected in the prior year effective tax rate.
Earnings Per Share
     Overall, earnings per diluted share for the year ending December 31, 2006 is currently expected to be in the range of $2.80-$2.90, including the impact of special charges and stock-based compensation expense.
Cash Flow
     Cash flow provided by operating activities is estimated to be $150-$175 million. Free cash flow (defined as cash flow from operations less capital spending) in 2006 is expected to range from $70-$85 million. This will be below levels reported in the prior year primarily as a result of an increase in working capital requirements to support higher sales levels, new product launches and the impact of SAP.
     Capital spending in 2006 is expected to be approximately $80-$90 million primarily as a result of the construction of our new lighting headquarters facility, capitalized software costs, and other strategic initiatives including equipment purchases. We expect total share repurchases in 2006 to approximate $100 million, however, total repurchases may vary depending upon the level of financing and investing activities, and the market performance of the Company’s shares.
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
Summary of Consolidated Results
In millions, except per share data

	Three Months Ended September 30				Nine Months Ended September 30
		% of		% of		% of		% of
	2006	Net sales	2005	Net sales	2006	Net sales	2005	Net sales
Net sales	$649.0		$561.1		$1,825.3		$1,569.2
Cost of goods sold	468.1	72.1%	396.9	70.7%	1,320.1	72.3%	1,125.2	71.7%

Gross profit	180.9	27.9%	164.2	29.3%	505.2	27.7%	444.0	28.3%
Selling & administrative expenses	107.3	16.5%	89.9	16.0%	309.4	17.0%	270.2	17.2%
Special charges	0.7	0.1%	1.0	0.2%	3.6	0.2%	5.2	0.3%

Operating income	72.9	11.2%	73.3	13.1%	192.2	10.5%	168.6	10.7%

Earnings per share — diluted	$0.78		$0.79		$2.10		$1.82
Net Sales
     Net sales for the third quarter and first nine months of 2006 increased 16% versus the comparable periods in 2005. The majority of the year-over-year increase is due to strong end user demand as a result of improved economic conditions in most of our served markets. The impact of acquisitions accounted for five percentage points of the sales increase in the third quarter and four percentage points in the first nine months. We estimate that selling price increases accounted for approximately two percentage points and one percentage point of the year-over-year increase in the third quarter and first nine months, respectively. Currency translation had no material impact on sales in the third quarter or in the first nine months of 2006 versus the comparable periods of 2005.
     Sales to the retail and residential market decreased approximately 5% in the third quarter of 2006 compared to the same period in 2005 primarily due to lower demand associated with slowing housing markets. However, sales to the retail and residential market increased approximately 5% in the first nine months of 2006 compared to the same period in 2005 consistent with overall market growth. Residential sales represented approximately 14% of the Company’s consolidated net sales for the first nine months of 2006.
Gross Profit
     The consolidated gross profit margin in the third quarter of 2006 was 27.9%, a decline compared to 29.3% in the third quarter of 2005. On a year-to-date basis, 2006 gross profit margin also declined to 27.7% compared to 28.3% for the first nine months of 2005. Production and delivery inefficiencies were experienced in certain of our Electrical and Power segment businesses in the year-to-date results compared to the prior year. Further, higher year-over-year costs throughout each segment in the areas of commodity raw materials and transportation negatively impacted gross profit margins by approximately two percentage points through the first half of 2006 versus 2005, rising to closer to three percentage points in the third quarter of 2006 versus the third quarter of 2005. These items were partially offset by increased sales volume in 2006 compared to 2005, selling price increases, lower product costs from strategic sourcing initiatives and completed actions within our Lighting Program.
Selling & Administrative (“S&A”) Expenses
     S&A expenses increased in the third quarter and first nine months of 2006 versus the comparable periods in 2005 primarily due to higher selling and commission expenses associated with increased sales, expenses associated with new product launches and stock-based compensation. As a percentage of sales, S&A expenses were higher in the third quarter of 2006 versus the third quarter of 2005 primarily due to higher expenses associated with the SAP implementation, stock-based compensation and costs associated with new product development. However, for the first nine months of 2006, S&A expenses as a percent of sales declined year-over-year, despite costs associated with stock-based compensation and new product launches, due to higher sales and efforts to manage costs. In addition, S&A costs in the prior year included an unusual item consisting of $4.6 million, pretax, of transactional expenses in support of our strategic growth initiatives.
Special Charges
     Special charges recorded in the third quarter of 2006 of $0.7 million consisted of $0.2 million of exit and integration costs and $0.5 million of asset impairments in connection with the write-down of certain equipment in the florescent lighting fixtures business. The 2005 third quarter special charges of $1.2 million consisted of $0.3 million of severance, $0.7 million of integration costs including facility closing costs and $0.2 million of inventory write-downs. Special charges recorded for the first nine months of 2006 and 2005 were $3.8 million and $5.9 million, respectively, the components of which are summarized below. All charges recorded in 2006 pertain to actions associated with the Lighting Program. The 2005 year-to-date charge included $0.9 million of costs related to the Wiring device factory closure. The remaining 2005 charges pertained to the Lighting Program. Both programs are discussed below.
     The following table summarizes activity with respect to special charges for the nine months ending September 30, 2006 and 2005 (in millions):

	CATEGORY OF COSTS
	Severance	Facility Exit and	Inventory	Asset
	and Benefits	Integration	Write-Downs*	Impairments	Total
Lighting Business Integration and Rationalization Program
2006	$2.0	$1.1	$0.2	$0.5	$3.8
2005	2.2	2.4	0.4	—	5.0
Wiring Device Factory Closure
2005	$—	$0.6	$0.3	$—	$0.9

*	Included in Cost of goods sold.

Lighting Business Integration and Rationalization Program
     The integration and streamlining of our lighting operations is a multi-year initiative. Individual projects within the Program consist of factory, office and warehouse closures, personnel realignments, and costs to streamline and combine product offerings. Total costs from the start of the Program in 2002 through the expected completion of the substantial components of the Program in 2006 are expected to approximate $55 million. From inception of the Program through September 30, 2006, approximately $50 million has been spent. In addition, capital expenditures of $45-$55 million are forecast, of which approximately $39 million has been spent. State and local tax incentives are expected to be available to offset certain of these costs. Program costs related to severance, asset impairments, and facility closures in conjunction with exit activities are generally reflected as Special charges within the Condensed Consolidated Statement of Income. Inventory write-downs related to exit activities are recorded as a component of Cost of goods sold. Other costs associated with the Program are recorded as Cost of goods sold or Selling & administrative expenses depending on the nature of the cost.
     The Program began in 2002 soon after the LCA acquisition was completed. The Company is currently in its final phase of the Program which consists of the consolidation and relocation of administrative functions and manufacturing activities of commercial lighting facilities within the U.S. and Mexico. See further detail of these actions in the Company’s Annual Report on Form 10-K for the year ending December 31, 2005.
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
Other Income/Expense
     In the third quarter of 2006, interest expense, net of investment income, increased versus the comparable period in 2005. Interest expense was lower by $1.5 million in the third quarter of 2006 versus the third quarter of 2005 due to a lower level of fixed rate indebtedness in 2006 compared to 2005 as we repaid $100 million of senior notes upon maturity in October 2005. In addition, investment income decreased by $1.9 million in the third quarter of 2006 compared to the third quarter of 2005 due to lower average investment balances partially offset by higher average interest rates received on cash and investments. The lower average investment balances are due to the funding of several acquisitions in 2005 and the Hubbell Lenoir City, Inc. acquisition in June 2006, as well as funding higher working capital. In the first nine months of 2006, interest expense, net decreased versus the first nine months of 2005 as interest expense decreased by $4.0 million and investment income decreased by $2.9 million. Other expense, net was higher in the third quarter and first nine months of 2006 versus the comparable periods of 2005 primarily due to higher net foreign currency transaction losses.
Income Taxes
     The effective tax rate for the third quarter of 2006 was 30.2% compared to 31.0% in the third quarter of 2005. The decrease in the effective tax rate in the third quarter of 2006 versus the comparable period of 2005 is primarily due to the $1.9 million provision recorded in the third quarter of 2005 related to a dividend repatriation in connection with the American Jobs Creation Act of 2004. The effective tax rate for the first nine months of 2006 was 30.0% compared to 29.4% in the first nine months of 2005 reflecting a higher year-over-year annual effective tax rate estimate as a result of anticipated higher U.S.-based taxable income in 2006 which carries a higher tax rate than the majority of the Company’s non-U.S. income partially offset by taxes provided in 2005 in connection with the American Jobs Creation Act of 2004. In addition, Congress has yet to renew the research and development tax credit that expired on December 31, 2005 and, as such, we have not recognized a benefit this year that had been reflected in the prior year effective tax rate.
Net Income and Earnings Per Share
     Net income and earnings per diluted share decreased in the third quarter of 2006 compared to the third quarter of 2005 primarily due to a lower gross profit margin and higher S&A costs, partially offset by a lower effective income tax rate. However, net income and earnings per diluted share increased for the first nine months of 2006 versus the comparable period in 2005 due to higher sales and higher operating income, lower interest expense, net and lower special charges. Average shares outstanding-basic have decreased year-over-year by approximately 0.6 million shares due to shares repurchased under our stock repurchase program in excess of shares issued in connection with employee stock-based compensation.

Segment Results
Electrical

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(In millions)		(In millions)
Net sales	$431.8	$396.6	$1,242.2	$1,126.4
Operating income	42.5	45.3	111.2	109.3
Operating margins	9.8%	11.4%	9.0%	9.7%
     Electrical segment sales increased 9% and 10%, respectively, in the third quarter and first nine months of 2006 versus the comparable periods in 2005. Each of the businesses within the segment – wiring systems, electrical products and lighting fixtures experienced year-over-year increases in the third quarter and in the first nine months of 2006. Selling price increases accounted for approximately two percentage points and one percentage point of the increase in the third quarter and first nine months of 2006, respectively, versus the comparable periods of 2005.
     Lighting fixture sales represented in excess of 50% of total net sales reported in the Electrical segment in both the third quarter and first nine months of 2006 and 2005. In the first nine months of 2006, sales of lighting fixtures increased in the commercial and industrial and residential markets due to higher levels of commercial and residential construction throughout the U.S. generating increases in lighting fixture project sales. In the third quarter of 2006, sales to the commercial and industrial markets increased, however, sales of residential products decreased due to softening in the U.S. residential housing market partially offset by market share gains.
     Sales of wiring systems in the third quarter and for the first nine months of 2006 increased at percentages slightly above the segment’s average increase versus the comparable prior year periods due to higher demand in both industrial and commercial markets. Rough-in electrical products sales in the third quarter decreased from the previous year’s third quarter primarily due to a slowdown in the retail market. Sales of harsh and hazardous products increased well above the increases in the overall segment in the third quarter and first nine months of 2006 versus the comparable periods of 2005 primarily due to higher oil and gas project shipments related to strong market conditions worldwide and the favorable impact of an acquisition completed in the third quarter of 2005.
     Operating income declined in the third quarter of 2006 versus the comparable period in the prior year, despite higher sales, due to higher commodity costs in excess of selling price increases in each business, higher costs related to new product offerings in wiring systems and incremental SAP support costs in each business. Operating income increased in the first nine months of 2006 compared to the first nine months of 2005 primarily due to higher sales. Special charges in the third quarter and first nine months of 2006 were $0.7 million and $3.8 million compared to $1.2 million and $5.9 million in the third quarter and first nine months of 2005, respectively. Operating margin in the segment was lower in the third quarter and first nine months of 2006 versus the comparable periods of 2005 despite higher sales primarily due to production and delivery inefficiencies in the lighting and wiring systems businesses, higher costs associated with new products and SAP support costs as well as higher commodity raw material and freight costs in excess of selling price increases, partially offset by savings from actions associated with special charges.
Power

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(In millions)		(In millions)
Net sales	$160.3	$126.6	$426.9	$335.2
Operating income	23.8	22.4	63.3	49.3
Operating margins	14.8%	17.7%	14.8%	14.7%
     Net sales in the Power segment increased 27% in both the third quarter and first nine months of 2006 versus the comparable periods in 2005. The increase in the quarter was driven by acquisitions, increased volume and, to a lesser extent, selling price increases. Volume increased in the quarter despite a reduction in year over year storm related product shipments. The acquisition of Delmar in the third quarter of last year as well as the Hubbell Lenoir City, Inc. acquisition completed in the second quarter of 2006 accounted for over half of the sales increase in the third quarter of 2006 compared to the same period in 2005. Higher sales in the first nine months of 2006 versus the prior year were primarily due to the impact of acquisitions and higher levels of utility spending facilitated by higher levels of economic activity in the U.S. and favorable weather conditions. Operating income increased in 2006 in both the third quarter and year-to-date versus the same periods of 2005 as a result of higher sales and the impact of acquisitions, partially offset by commodity cost increases above selling price increases. However, operating margin declined in the third quarter of 2006 compared to the third quarter of 2005 as a result of commodity cost increases in excess of realized selling price increases, higher costs due to the SAP implementation and lower storm-related sales volume. Operating margin increased slightly in the first nine months of 2006 compared to the comparable period of 2005 as a result of the increase in volume, productivity improvements from strategic sourcing and the favorable impact of acquisitions, partially offset by commodity cost increases in excess of selling price increases.
Industrial Technology

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(In millions)		(In millions)
Net sales	$56.9	$37.9	$156.2	$107.6
Operating income	9.4	5.6	25.9	14.6
Operating margins	16.5%	14.8%	16.6%	13.6%
     Net sales in the Industrial Technology segment increased 50% and 45%, respectively, in the third quarter and first nine months of 2006 versus the comparable periods in 2005. The increase in both the quarter and first nine months was primarily due to the improvement in industrial market activity as evidenced by higher manufacturing output and rising capacity utilization rates. All businesses within the segment reported increases in year-over-year sales. In addition, acquisitions in the third quarter of 2005 accounted for over 20% of the segment sales increase in the quarter and over one third of the nine month increase versus the comparable periods of 2005. Operating margin improved significantly in the third quarter and for the first nine months of 2006 versus the comparable periods in 2005 as a result of increased volume, acquisitions and cost savings associated with outsourcing and other productivity improvements.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Nine Months Ended
	September 30
	2006	2005
	(In Millions)
Net cash provided by (used in):
Operating activities	$82.9	$126.9
Investing activities	(17.3)	5.1
Financing activities	(122.3)	(93.2)
Effect of foreign exchange rate changes on cash and cash equivalents	1.0	(0.8)

Net change in cash and cash equivalents	$(55.7)	$38.0

     Cash provided by operating activities for the nine months ended September 30, 2006 decreased from the comparable period in 2005 primarily as a result of higher working capital. Working capital, net increased to a use of cash of $106.3 million compared to a use of cash of $26.9 million in the prior year. The higher working capital consists of increases in both accounts receivable and inventory balances, offset by higher levels of accounts payable and current liabilities. These increases are primarily the result of a combination of increased volume to support higher levels of growth, increased inventory levels to support new product offerings introduced in the fourth quarter of 2006 and inefficiencies associated with the implementation of SAP.
     Investing activities used cash of $17.3 million in the first nine months of 2006 compared to cash provided by investing activities of $5.1 million in the first nine months of 2005. Included in the first nine months of 2006 is $117.4 million of cash disbursed on acquisitions, $67.1 million of capital expenditures and $164.9 million of net proceeds from sales/maturities of investments. Included in the first nine months of 2005 was $53.2 million of cash disbursed for acquisitions, $46.6 million of capital expenditures and $100.1 million of net proceeds from investment sales/maturities. Financing activities used cash of $122.3 million in the first nine months of 2006 compared to cash used of $93.2 million in the first nine months of 2005. The $29.1 million increase in cash used is primarily the result of $15.3 million of increased spending on share repurchases in the first nine months of 2006 and $27.3 million of higher cash disbursed for debt repayments, partially offset by higher borrowings and higher proceeds from exercises of stock options.
Investments in the Business
     We define investment in our business to include both normal expenditures required to maintain the operations of our equipment and facilities as well as expenditures in support of our strategic initiatives.
     In the first nine months of 2006, we recorded a total of $71.6 million of capital expenditures, a total of $59.3 million was additions to property, plant and equipment of which $21.5 million was spending in connection with the new lighting headquarters and $12.3 million was capitalized software primarily in connection with the enterprise-wide business system initiative. Included in the $71.6 million of capital expenditures were $4.5 million of accrued amounts not yet expended, resulting in total cash capital expenditures of $67.1 million.
     We continue to invest in process improvement through our long-term lean process improvement initiatives. We have been actively engaged in the lean program for a few years although we still consider ourselves in the early part of this initiative. We expect benefits from this investment will improve our operating results primarily in the form of increased productivity at our businesses.
     In June 2005, our Board of Directors approved a stock repurchase program which authorized the repurchase of up to $60 million of the Company’s Class A and Class B Common Stock. In February 2006, the Board of Directors approved an additional stock repurchase program and authorized the purchase of up to $100 million of the Company’s Class A and Class B Common Stock to be completed over a three year period. In the third quarter of 2006, the Company completed the 2005 program and began repurchasing from the 2006 program. Stock repurchases are being implemented through open market and privately negotiated transactions. We have spent $74.4 million on the repurchase of common shares in the first nine months of 2006. As of September 30, 2006, a total of $71.4 million remains authorized for future repurchases under the 2006 program.
     On August 3, 2006, in connection with our previously announced stock repurchase program, we established a prearranged repurchase plan (the “10b5-1 Plan”) intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (“the Act”).
     The 10b5-1 Plan facilitates ongoing repurchases of our Class A and Class B Common Stock under our repurchase programs by permitting us to repurchase shares during times when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Pursuant to the 10b5-1 Plan, a broker appointed by the Company has the authority to repurchase, without further direction from the Company, up to 750,000 shares of our Class A Common Stock and up to 750,000 shares of our Class B Common Stock during the period commencing on August 4, 2006 and expiring on August 3, 2007, subject to conditions specified in the 10b5-1 Plan and unless earlier terminated. There is no guarantee as to the number of shares that will be repurchased under the plan, and we may terminate the plan at any time. Depending upon market conditions, we also expect to continue to conduct discretionary repurchases in privately negotiated transactions during our normal trading windows.
Debt to Capital
     Net Debt, as disclosed below, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider Net Debt to be more appropriate than Total Debt for measuring our financial leverage as it better measures our ability to meet our funding needs.

	September 30,	December 31,
	2006	2005
	(In Millions)
Total Debt	$213.2	$228.8
Total Shareholders’ Equity	1,038.2	998.1

Total Capital	$1,251.4	$1,226.9

Debt to Total Capital	17%	19%
Cash and Investments	$90.3	$310.7
Net Debt (Total debt less cash and investments)	$122.8	$(81.9)
     The ratio of debt to total capital at September 30, 2006 decreased approximately two percentage points compared to December 31, 2005 due to a combination of payments made on short-term debt and higher equity. Despite lower debt at September 30, 2006 compared with

December 31, 2005, net debt increased due to the decrease in cash and investments as the Company used cash and investments primarily to fund the Hubbell Lenoir City, Inc. acquisition and repurchase shares of its stock.
     At September 30, 2006 and December 31, 2005, Long-term debt in our Condensed Consolidated Balance Sheet consisted of $200 million, excluding unamortized discount, of senior notes which mature in 2012. These notes are fixed rate indebtedness, are not callable and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at September 30, 2006. The most restrictive of these covenants limits our ability to enter into mortgages and sale-leasebacks of property having a net book value in excess of $5 million without the approval of the Note holders.
     At September 30, 2006, Short-term debt in our Condensed Consolidated Balance Sheet consisted of $12.0 million of commercial paper and $1.9 million of a money market loan issued by our U.K. subsidiary. The money market loan represents a line of credit to borrow up to 5 million pounds sterling entered into by our U.K. subsidiary (US $ equivalent at September 30, 2006 of $9.5 million). At September 30, 2006 all of our $200 million committed bank credit facility was available for borrowing. Borrowings under credit agreements generally are available with an interest rate equal to the prime rate or at a spread over the London Interbank Offered Rate.
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
     Internal cash generation together with currently available cash and investments, available borrowing facilities and an ability to access credit lines, if needed, are expected to be sufficient to fund operations, the current rate of cash dividends, capital expenditures, and any increase in working capital that would be required to accommodate a higher level of business activity. We actively seek to expand by acquisition as well as through the growth of our current businesses. While a significant acquisition may require additional debt and/or equity financing, we believe that we would be able to obtain additional financing based on our favorable historical earnings performance and strong financial position.
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
•	Changes in demand for our products, changes in market conditions, or product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	The amounts of net cash expenditures, benefits, including available state and local tax incentives, the timing of actions and impact of personnel reductions in connection with the ongoing lighting business integration and rationalization program and other special charges.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	The amounts of cash expenditures, benefits and the timing of actions in connection with our enterprise-wide business system implementation.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected levels of operating cash flow and uses of cash.

•	General economic and business conditions in particular industries or markets.

•	Failure to achieve expected benefits of process improvements and other lean initiatives as a result of changes in strategy or level of investments made.

•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	A major disruption in one of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations, relocations and the construction of a new lighting headquarters.

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Future levels of indebtedness and capital spending.

•	Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions.

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Intense or new competition in the markets in which we compete.

•	Ability to carry out future acquisitions and strategic investments in our core businesses and costs relating to acquisitions and acquisition integration costs.

•	Future repurchases of common stock under our common stock repurchase program.

•	Changes in customers’ credit worthiness adversely affecting the ability to continue business relationships with major customers.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

•	And other factors described in our SEC filings, including the “Business” section and “Risk Factors” section in the Annual Report on Form 10-K for the year ended December 31, 2005.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. As noted throughout Management’s Discussion and Analysis, we have seen significant increases in the cost of certain metals used in our products, along with higher energy and freight costs. In addition, the Company’s procurement strategy continues to emphasize an increased level of purchases from international locations, primarily China and India, which subjects the Company to increased political and foreign currency exchange risk. Changes in the Chinese government’s policy regarding the value of the Chinese currency versus the U.S. dollar has not had any significant impact on our financial condition, results of operations or cash flows. However, strengthening of the Chinese currency could increase the cost of the Company’s products procured from this country. There has been no significant change in the Company’s strategies to manage these exposures during the first nine months of 2006. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ending December 31, 2005.
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
     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
     In June 2005, the Company’s Board of Directors approved a stock repurchase program and authorized the repurchase of up to $60 million of the Company’s Class A and Class B Common Stock. The June 2005 program was completed in August 2006. In February 2006, the Board of Directors approved an additional stock repurchase program and authorized the purchase of up to $100 million of the Company’s Class A and Class B Common Stock to be completed over a three year period. The repurchase program commenced in

August 2006 upon completion of the June 2005 program. The status of both plans is listed below. Stock repurchases are being implemented through open market and privately negotiated transactions.

						Approximate	Approximate
					Total	Dollar Value of	Dollar Value of
					Number of	Shares	Shares
	Total		Total		Shares	that May Yet Be	that May Yet Be
	Number of		Number of		Purchased as	Purchased	Purchased
	Class A		Class B		Part of Publicly	Under	Under
	Shares	Average	Shares	Average	Announced	the 2005	the 2006
	Purchased	Price Paid per	Purchased	Price Paid per	Program	Program	Program
Period	(000’s)	Class A Share	(000’s)	Class B Share	(000’s)	(000’s)	(000’s)
Total as of June 30, 2006						$3,300	$100,000
July 2006	4	$42.80	50	$46.39	54	800	100,000
August 2006	57	43.47	319	46.79	376	—	83,400
September 2006	62	43.47	200	46.64	262	—	71,400

Total for the quarter ended
September 30, 2006	123	$43.45	569	$46.70	692	$—	$71,400
     On August 3, 2006, in connection with its previously announced stock repurchase program, the Company established the 10b5-1 Plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Act.
     The 10b5-1 Plan facilitates the ongoing repurchase of the Company’s Class A and Class B Common Stock under its repurchase program during times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Pursuant to the 10b5-1 Plan, a broker appointed by the Company has the authority to repurchase, without further direction from the Company, up to 750,000 shares of Class A Common Stock and up to 750,000 shares of Class B Common Stock during the period commencing on August 4, 2006 and expiring on August 3, 2007, subject to conditions specified in the 10b5-1 Plan and unless earlier terminated. There is no guarantee as to the number of shares that will be repurchased under the plan, and the Company may terminate the plan at any time. Depending upon market conditions, the Company also expects to continue to conduct discretionary repurchases in privately negotiated transactions during its normal trading windows.
ITEM 6. EXHIBITS
EXHIBITS

Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

10.1†*	Amendment dated September 21, 2006 to the Hubbell Incorporated 2005 Incentive Award Plan.

10.2†*	Amendment dated September 21, 2006 to the Hubbell Incorporated Stock Option Plan for Key Employees.

*	Filed herewith

†	This exhibit constitutes a management contract, compensatory plan, or arrangement.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBBELL INCORPORATED

Dated: November 7, 2006

/s/ David G. Nord	/s/ Gregory F. Covino

David G. Nord	Gregory F. Covino
Senior Vice President and Chief Financial Officer	Vice President, Controller
(Chief Accounting Officer)