Form 10-Q
period 2007-03-31
HUBBELL INC
filed 2007-04-30
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of April 24, 2007 were 8,047,757 and 51,593,906, respectively.

HUBBELL INCORPORATED

HUBBELL INCORPORATED
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Statement of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31
	2007	2006
Net sales	$625.7	$573.0
Cost of goods sold	452.7	414.5

Gross profit	173.0	158.5
Selling & administrative expenses	109.1	99.1
Special charges	—	1.5

Operating income	63.9	57.9

Investment income	0.3	2.0
Interest expense	(4.4)	(3.9)
Other income (expense), net	(0.5)	0.3

Total Other Expense, net	(4.6)	(1.6)
Income before income taxes	59.3	56.3
Provision for income taxes	17.6	16.6

Net income	$41.7	$39.7

Earnings per share
Basic	$0.70	$0.66
Diluted	$0.69	$0.65
Average number of common shares outstanding
Basic	59.7	60.5
Diluted	60.4	61.2
Cash dividends per common share	$0.33	$0.33
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Balance Sheet
(unaudited)
(in millions)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$64.5	$45.3
Short-term investments	22.4	35.9
Accounts receivable, net	399.2	354.3
Inventories, net	318.1	338.2
Deferred taxes and other	48.1	40.7

Total current assets	852.3	814.4

Property, Plant, and Equipment, net	325.2	318.5

Other Assets
Investments	14.0	0.3
Goodwill	438.6	436.7
Intangible assets and other	194.0	181.6

Total Assets	$1,824.1	$1,751.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$76.0	$20.9
Accounts payable	175.6	163.9
Accrued salaries, wages and employee benefits	41.3	49.2
Dividends payable	19.7	19.9
Accrued insurance	50.4	42.8
Other accrued liabilities	70.0	85.6

Total current liabilities	433.0	382.3

Long-Term Debt	199.4	199.3
Other Non-Current Liabilities	172.3	154.4

Total Liabilities	804.7	736.0
Shareholders’ Equity	1,019.4	1,015.5

Total Liabilities and Shareholders’ Equity	$1,824.1	$1,751.5

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Statement of Cash Flows
(unaudited)
(in millions)

	Three Months Ended
	March
	2007	2006
Cash Flows from Operating Activities
Net income	$41.7	$39.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.9	12.9
Deferred income taxes	(0.8)	(1.0)
Stock-based compensation	2.6	2.7
Tax benefit from exercise of stock options	(0.7)	(1.1)
Changes in assets and liabilities:
Increase in accounts receivable	(40.2)	(41.1)
Decrease (increase) in inventories	20.9	(22.2)
Increase in current liabilities	14.2	28.4
Changes in other assets and liabilities, net	(5.1)	(2.8)
Contribution to domestic, qualified, defined benefit pension plans	(15.0)	—
Other, net	1.1	1.0

Net cash provided by operating activities	33.6	16.5

Cash Flows from Investing Activities
Capital expenditures	(20.7)	(17.2)
Acquisition of businesses, net of cash acquired	(2.8)	(0.1)
Purchases of available-for-sale investments	(13.8)	(57.8)
Proceeds of available-for-sale investments	13.5	66.3
Other, net	1.0	0.3

Net cash used in investing activities	(22.8)	(8.5)

Cash Flows from Financing Activities
Short-term borrowings	57.9	—
Payment of short-term debt	(2.7)	(9.1)
Payment of dividends	(19.9)	(20.2)
Proceeds from exercise of stock options	3.2	6.1
Tax benefit from exercise of stock options	0.7	1.1
Acquisition of common shares	(31.5)	(32.9)
Other, net	0.5	—

Net cash provided by (used in) financing activities	8.2	(55.0)

Effect of foreign exchange rate changes on cash and cash equivalents	0.2	0.1

Increase (decrease) in cash and cash equivalents	19.2	(46.9)
Cash and cash equivalents
Beginning of period	45.3	110.6

End of period	$64.5	$63.7

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, or “registrant”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2006.
     Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements. This statement is applicable to the Company on January 1, 2008. The Company is currently evaluating the impact that this standard may have on its financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. This statement is applicable to the Company on January 1, 2008. The Company is currently evaluating the impact that this standard may have on its financial statements.
2. Inventories
     Inventories are comprised of the following (in millions):

	March 31, 2007	December 31, 2006
Raw Material	$103.0	$106.6
Work-in-Process	61.7	63.5
Finished Goods	225.1	239.6

	389.8	409.7
Excess of FIFO over LIFO cost basis	(71.7)	(71.5)

Total	$318.1	$338.2

3. Goodwill and Other Intangible Assets
     Changes in the carrying amounts of goodwill for the three months ended March 31, 2007, by segment, were as follows (in millions):

	Segment
			Industrial
	Electrical	Power	Technology	Total
Balance December 31, 2006	$181.4	$184.9	$70.4	$436.7
Acquisitions	—	0.4	0.7	1.1
Translation adjustments	—	0.4	0.4	0.8

Balance March 31, 2007	$181.4	$185.7	$71.5	$438.6

     Acquisitions in the Industrial Technology segment include an adjustment of the purchase price of Austdac Pty Limited (“Austdac”) which was acquired in the fourth quarter of 2006. Austdac, based in New South Wales, Australia, manufactures and sells a line of harsh and hazardous applications products including communication systems, gas monitoring equipment, intrinsically safe lighting and conveyor control equipment to various industries.

     The carrying value of Other Intangible Assets is as follows (in millions):

	March 31,		December 31,
	2007		2006
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization
Definite-lived:
Patents and trademarks	$40.9	$(2.2)	$36.8	$(1.7)
Other	24.9	(6.7)	23.9	(6.1)

Total	65.8	(8.9)	60.7	(7.8)

Indefinite-lived:
Trademarks and other	21.4	—	21.4	—

Totals	$87.2	$(8.9)	$82.1	$(7.8)

     Other definite-lived intangibles consist of customer relationships and technology. Amortization expense in the first three months of 2007 was $1.1 million. Amortization expense for the full year is expected to be $5.2 million in 2007, $4.8 million in 2008 and 2009, and $4.6 million for the two years thereafter.
4. Minority Interest
     The Company participates in a joint venture in Hong Kong, established as Hubbell Asia Limited. The principal objective of the joint venture is to manage its wholly-owned manufacturing company in The People’s Republic of China. The Company has contributed $2.5 million for a 50% interest in the joint venture which has been consolidated in accordance with the provisions of FASB Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities”.
5. Shareholders’ Equity
     Shareholders’ equity is comprised of the following (in millions, except per share amounts):

	March 31,	December 31,
	2007	2006
Common stock, $.01 par value:
Class A — authorized 50.0 shares; issued and outstanding 8.1 and 8.2 shares	$0.1	$0.1
Class B — authorized 150.0 shares; issued and outstanding 51.6 and 52.0 shares	0.5	0.5
Additional paid-in capital	195.0	219.9
Retained earnings	854.0	827.4
Accumulated other comprehensive loss, net of tax:
Pension liability adjustment	(38.3)	(38.8)
Cumulative translation adjustment	8.7	7.0
Cash flow hedge loss	(0.6)	(0.6)

Total Accumulated other comprehensive loss	(30.2)	(32.4)

Total Shareholders’ equity	$1,019.4	$1,015.5

     Additional paid-in capital has been reduced by $31.5 million in connection with the acquisition of common shares, offset by increases of $4.0 million of net stock option exercise activity and $2.6 million of stock-based compensation. Retained earnings includes an increase of $4.7 million in connection with the Company’s adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007 (see Note 9 – Income Taxes).

6. Comprehensive Income
     Total comprehensive income and its components are as follows (in millions):

	Three Months Ended
	March 31
	2007	2006
Net income	$41.7	$39.7
Foreign currency translation adjustments	1.7	(0.5)
Change in pension liability adjustment, net of tax	0.5	—
Change in unrealized loss on investments, net of tax	—	(0.2)
Cash flow hedge loss amortization, net of tax	—	0.2

Comprehensive income	$43.9	$39.2

7. Earnings Per Share
     The following table sets forth the computation of earnings per share for the three months ended March 31, 2007 and 2006 (in millions, except per share amounts):

	Three Months Ended
	March 31
	2007	2006
Net income	$41.7	$39.7

Weighted average number of common shares outstanding—Basic	59.7	60.5
Potential dilutive shares	0.7	0.7

Average number of shares outstanding —Diluted	60.4	61.2

Earnings per share of common stock:
—Basic	$0.70	$0.66

—Diluted	$0.69	$0.65

     There were 0.9 million and 2.4 million of common stock equivalents for the three months ended March 31, 2007 and 2006, respectively, which are anti-dilutive and have been excluded from the calculation of diluted earnings per share. In addition, 1.0 million and 0.5 million of stock appreciation rights were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2007 and 2006, respectively, as the effect would be anti-dilutive.
8. Special Charges
     Lighting Business Integration and Rationalization Program
     Special charges in the first quarter of 2006 reflect pretax expenses of $1.7 million including $1.5 million recorded in Special charges and $0.2 million recorded in Cost of goods sold in the Condensed Consolidated Statement of Income in connection with the Company’s Lighting Business Integration and Rationalization Program (the “Program” or “Lighting Program”). The Lighting Program was initiated in 2002 following the Company’s acquisition of Lighting Corporation of America (“LCA”) and relates to both the integration and rationalization of the Company’s acquired and legacy lighting operations. The Program consisted of a series of actions related to the consolidation of manufacturing, sales and administrative functions occurring throughout the lighting fixture business and the relocation of the manufacturing and assembly of lighting fixture products to low cost countries. As of December 31, 2006, the Program was substantially completed and any remaining costs in 2007 are being reported as Selling & administrative expenses or Cost of goods sold.
     Charges in the prior year first quarter consisted of $1.0 million of severance and related benefit costs, $0.5 million of transition and integration costs and $0.2 million of inventory write-downs related to product rationalizations. A total of 590 employees are expected to be severed as a result of actions announced in 2005 and 2006, of which approximately 330 employees have left the Company as of March 31, 2007. The severance costs are being recorded ratably over the affected employees’ remaining service period following the announcement of these actions.
     Employee termination costs accrued through March 31, 2007 consist of severance costs and related benefits of $2.9 million which are expected to be paid out over the next twelve months.

9. Income Taxes
     On January 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. For any amount of benefit to be recognized, it must be determined that it is more-likely-than-not that a tax position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of benefit recognized is based on the Company’s assertion of the most likely outcome resulting from an examination, including resolution of any related appeals or litigation processes. At adoption, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.
     As a result of the adoption of FIN 48, the Company recorded a $4.7 million net reduction in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of Retained earnings. As of January 1, 2007, the Company had $24.2 million of unrecognized tax benefits reflected in Other Non-Current Liabilities. Included in the balance at January 1, 2007 are $9.1 million of tax positions which, if in the future are determined to be recognizable, would affect the annual effective income tax rate. These amounts have not changed materially for the period ended March 31, 2007.
     The Company’s policy is to record interest and penalties associated with the underpayment of income taxes within Provision for income taxes in the Condensed Consolidated Statement of Income. As of January 1, 2007, the Company had $4.2 million accrued for gross interest and penalties related to unrecognized tax benefits. This amount has not changed materially for the period ended March 31, 2007.
     The following tax years, by major jurisdiction, are still subject to examination by taxing authorities:

Jurisdiction	Open Years
United States	2004 – 2006
Canada	2003 – 2006
United Kingdom	2005 – 2006
     Based on the number of tax years currently under audit by the relevant Federal, State and foreign tax authorities, the Company anticipates that a number of these audits may be finalized in the foreseeable future. However, based on the status of these examinations, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of any amount of such changes to previously recorded uncertain tax positions.
10. Segment Information
     The following table sets forth financial information by business segment (in millions):

					Operating Income
	Net Sales		Operating Income		as a % of Net Sales
	2007	2006	2007	2006	2007	2006
Three Months Ended March 31,
Electrical	$399.0	$391.1	$27.6	$31.2
Special charges	—	—	—	(1.7)

Total Electrical	399.0	391.1	27.6	29.5	6.9%	7.5%
Power	163.9	132.3	25.2	19.9	15.4%	15.0%
Industrial Technology	62.8	49.6	11.1	8.5	17.7%	17.1%

Total	$625.7	$573.0	$63.9	$57.9	10.2%	10.1%

     The 2006 segment operating income results have been adjusted to reflect the inclusion of stock-based compensation, consistent with the presentation in 2007.

11. Pension and Other Benefits
     The following table sets forth the components of pension and other benefits cost for the three months ended March 31, (in millions):

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Three Months Ended March 31,
Components of net periodic benefit cost
Service cost	$4.3	$4.8	$0.1	$0.1
Interest cost	8.2	8.0	0.4	0.5
Expected return on plan assets	(10.6)	(9.8)	—	—
Amortization of prior service cost	(0.1)	0.1	—	—
Amortization of actuarial losses	0.5	0.9	—	0.1

Net periodic benefit cost	$2.3	$4.0	$0.5	$0.7

Employer Contributions
     The Company contributed $15 million in the first quarter of 2007 to a domestic, qualified, defined benefit pension plan. No further contributions are expected to be made to the domestic, qualified, defined benefit pension plans in 2007. The Company expects to contribute $5-$7 million to its foreign plans during 2007.
12. Guarantees
     The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.
     The Company offers a product warranty which covers defects on most of its products. These warranties primarily apply to products that are properly used for their intended purpose, installed correctly, and properly maintained. The Company generally accrues estimated warranty costs at the time of sale. Estimated warranty expenses are based upon historical information such as past experience, product failure rates, or the number of units to be repaired or replaced. Adjustments are made to the product warranty cost accrual as claims are incurred or as historical experience indicates. The product warranty cost accrual is reviewed for reasonableness on a quarterly basis and is adjusted as additional information regarding expected warranty costs becomes known. Changes in the accrual for product warranties in the first three months of 2007 are set forth below (in millions):

Balance at December 31, 2006	$4.2
Provision	0.3
Expenditures	(0.2)

Balance at March 31, 2007	$4.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Our Company is primarily engaged in the design, manufacture and sale of high quality electrical and electronic products which are used in the commercial, industrial, residential, utility and telecommunications markets. Our businesses are divided into three operating segments: Electrical, Power, and Industrial Technology. Results for the quarter by segment are included under “Segment Results” within this Management’s Discussion and Analysis.
     In 2006, we substantially completed our multi-year initiative to implement SAP software across our domestic businesses. In addition, 2006 marked the substantial completion of our Lighting Business Integration and Rationalization Program which was also a multi-year, multi-phase program to integrate and rationalize our lighting businesses. With these major initiatives substantially completed, management is focused on improving the Company’s operating margins and overall financial performance by leveraging the following critical activities:
Price Realization. Growth in worldwide demand for commodity raw materials continues to put upward pressure on many of the raw materials used in our products and we have adjusted product selling prices to offset the cumulative effect of these cost increases.
Cost Containment. We remain focused on a variety of actions to lower the total cost of procuring, producing and distributing our products. We also continue to reduce the number and size of our manufacturing facilities and relocate operations to low cost countries.
Productivity. Programs to improve productivity and the effectiveness of our operations are centered in three main areas including factory efficiency, transformation of business processes, and working capital efficiency. Efforts are underway to standardize best practices leveraging the capabilities of our SAP information system. Further, we will continue our long-term initiative of applying lean process improvement techniques throughout the enterprise to eliminate waste and improve efficiency and reliability.
Results of Operations
Summary of Consolidated Results (in millions, except per share data):

	Three Months Ended March 31
		% of		% of
	2007	Net sales	2006	Net sales
Net sales	$625.7		$573.0
Cost of goods sold	452.7		414.5

Gross profit	173.0	27.6%	158.5	27.7%
Selling & administrative expenses	109.1	17.4%	99.1	17.3%
Special charges	—	—	1.5	0.3%

Operating income	63.9	10.2%	57.9	10.1%
Net Income	41.7	6.7%	39.7	6.9%
Earnings per share — diluted	$0.69		$0.65
Net Sales
     Net sales for the first quarter of 2007 of $625.7 million increased 9% over the first quarter of 2006 led by our Industrial Technology and Power segments. The year-over-year increase is due to the impact of acquisitions, selling price increases and modest unit volume growth in several of the Company’s served markets. The acquisitions completed in 2006 accounted for approximately four percentage points of the sales increase in the quarter. In addition, we estimate that selling price increases accounted for approximately four to five percentage points of the year-over-year increase in sales.
     Sales to the retail and residential construction market decreased approximately 12% in the first quarter of 2007 compared to the same period in 2006 and represented approximately 12% of the Company’s consolidated net sales for the quarter.

Gross Profit
     The consolidated gross profit margin in the first quarter of 2007 decreased slightly to 27.6% compared to 27.7% in the first quarter of 2006. In the first quarter of 2007, gross profit margin was negatively impacted in the Electrical segment as a result of an unfavorable product sales mix, unabsorbed factory costs due to lower production volume and SAP related inefficiencies. These items were substantially offset by the favorable effects of higher selling prices in excess of commodity cost increases and productivity improvements. The Power and Industrial Technology segment’s gross profit margins increased year over year due primarily to higher sales and price increases in excess of commodity cost increases.
Selling & Administrative Expenses (“S&A”)
     S&A expenses in the first quarter of 2007 increased 10% compared to the first quarter of 2006. The increase is due to acquisitions completed in 2006 and expenses associated with new product launches. As a percentage of sales, S&A expenses of 17.4% in the first quarter of 2007 were comparable to the 17.3% reported in the first quarter of 2006 as the new product launch costs and costs to reorganize operations, including office moves, were offset by cost containment initiatives.
Special Charges
     Special charges recorded in the first quarter of 2006 of $1.7 million relate to the Lighting Program. These costs consist of $1.5 million recorded as Special charges including $1.0 million of severance costs and $0.5 million of transition and integration costs. In addition, $0.2 million of inventory write-downs were recorded within Cost of goods sold in the Condensed Consolidated Statement of Income.
     The integration and streamlining of our lighting operations was a multi-year initiative which began in 2002, shortly after the purchase of LCA and was substantially completed in 2006. Total cost of the Program from inception to-date has been approximately $55 million of expense and $50 million of capital expenditures, including the costs associated with the new lighting headquarters facility. As the Program has been substantially completed as of December 31, 2006, any remaining costs in 2007 are being reflected in S&A expense or Cost of goods sold in the Condensed Consolidated Statement of Income. Further, as of March 31, 2007, the timing of an expected relocation of a U.S. manufacturing operation is being evaluated.
Other Income/Expense
     In the first quarter of 2007 interest expense was higher by $0.5 million in the first quarter of 2007 versus the first quarter of 2006 due to a higher level of debt in 2007 compared to 2006. In addition, investment income decreased by $1.7 million in the first quarter of 2007 compared to the first quarter of 2006 due to lower average investment balances. The lower average investment balances are due to the funding of two acquisitions in 2006 and funding working capital needs.
Income Taxes
     Our first quarter effective tax rate was 29.7% in 2007 compared to 29.5% in 2006 primarily as a result of higher U.S. earnings quarter-over-quarter.
Net Income and Earnings Per Share
     Net income and earnings per share in 2007 increased versus 2006 as a result of higher sales and lower shares outstanding, partially offset by a reduction of investment and other income and a higher effective tax rate.

Segment Results
Electrical

	Three Months Ended
	March 31
	2007	2006
	(In millions)
Net sales	$399.0	$391.1
Operating income	27.6	29.5
Operating margins	6.9%	7.5%
     Electrical segment sales increased 2% in the first quarter of 2007 compared to the first quarter of 2006 primarily as a result of higher average selling prices, strong market demand for harsh and hazardous products and new product sales at Wiring Systems. These increases were substantially offset by the decline in residential lighting fixture shipments as a result of a decline in the U.S. residential construction market. Higher selling prices were implemented and have been realized in all of the businesses within the segment in an effort to recover cost increases, primarily related to higher commodity raw material costs. Excluding residential markets, the majority of the segment’s businesses experienced low-single digit sales volume increases quarter-over-quarter as a result of higher end user demand and generally favorable market conditions worldwide. Sales of residential lighting fixture products were lower by approximately 21% in the 2007 first quarter versus the 2006 first quarter, consistent with the decline in residential construction market activity in the U.S.
     Operating income and margin in the segment were lower in the first quarter of 2007 versus the first quarter of 2006 due to lower residential lighting product shipments, unabsorbed factory costs resulting from lower production volumes in certain of our manufacturing plants and new product costs at Wiring Systems. The costs to support our Wiring Systems residential product launch are largely in place, although we are just beginning to realize the benefits of higher sales levels as we begin to grow our market share. Product mix in the segment was unfavorable primarily due to lower shipments of higher margin residential lighting products. These declines were partly offset by operating income improvements in C&I lighting and our electrical products businesses facilitated by selling price increases in excess of commodity cost increases and productivity gains.
Power

	Three Months Ended
	March 31
	2007	2006
	(In millions)
Net sales	$163.9	$132.3
Operating income	25.2	19.9
Operating margins	15.4%	15.0%
     Net sales in the Power segment increased 24% in the first quarter of 2007 compared to the first quarter of 2006. The sales increase was primarily due to the impact of an acquisition and selling price increases. In addition, unit volumes rose quarter over quarter due in part to higher storm-related shipments. The Hubbell Lenoir City, Inc. acquisition completed in the second quarter of 2006 accounted for approximately one half of the sales increase in 2007 compared to 2006. Price increases were implemented across most product lines throughout 2006 and into 2007 where costs have risen due to increased metal and energy costs. We estimate that price increases accounted for approximately one third of the year-over-year sales increase. Operating income and margin increased in the first quarter of 2007 versus the comparable period of 2006 due to the higher selling prices in excess of commodity cost increases, the impact of the acquisition and favorable product mix.
Industrial Technology

	Three Months Ended
	March 31
	2007	2006
	(In millions)
Net sales	$62.8	$49.6
Operating income	11.1	8.5
Operating margins	17.7%	17.1%

     Industrial Technology segment net sales increased 27% in the first quarter of 2007 compared to the first quarter of 2006. The increase was due to higher quarter-over-quarter international shipments, the impact of an acquisition in 2006, and selling price increases. Strong worldwide demand for high voltage test and measurement equipment along with oil and gas project activity facilitated strong shipments in the first quarter of 2007 versus the first quarter of 2006. We acquired Austdac in November 2006 which accounted for over one-third of the segment sales increase. In addition, we estimate that price increases accounted for approximately three percentage points of the year-over-year sales increase. Operating income increased as a result of the higher sales, including operating income contributed by Austdac. Operating margin increased in the first quarter of 2007 versus the same period of 2006 as a result of selling price increases in excess of commodity cost increases, an improved mix of higher margin new product sales and productivity improvements.
OUTLOOK
     Our outlook for 2007 in key areas is as follows:
Markets and Sales
     We anticipate overall economic conditions to remain positive throughout 2007 in most of our major end use markets, with the notable exception of the U.S. residential market. Industrial and commercial construction markets are expected to remain favorable as evidenced by higher levels of architecture billings, a leading indicator of future construction spending. However, it is still too early to tell if the significant downturn in the residential markets will lead to lower demand in non residential construction markets. Domestic utility markets are expected to grow in line with the overall economy and we anticipate only moderate increases in demand for our power products in 2007 resulting from infrastructure changes in the utility industry. Residential markets are expected to decline significantly in 2007 principally due to an oversupply of inventory. This outlook for our markets assumes no shocks to the economy, in particular higher energy prices, which could dampen consumer spending and business investments. In addition, global demand for commodities will continue to drive volatility and upward pricing pressure on these costs.
     We expect to recover higher commodity and energy costs experienced to date with increases in selling prices implemented in 2006 and those announced and implemented in 2007. We expect overall growth in 2007 net sales versus 2006 to be in a range of 6%-8%, excluding effects of fluctuations in foreign currency exchange rates. Sales increases compared to 2006 are expected to be led by our Power and Industrial Technology segments while the Electrical segment should experience more modest growth due to lower residential lighting fixture sales. The impact of price increases should comprise approximately three percentage points of the year-over-year sales growth. The full year impact of our 2006 acquisitions is expected to contribute two percentage points of these amounts.
Operating Results
     Full year 2007 operating profit margin is expected to increase approximately one percentage point compared to 2006. Several key initiatives are expected to benefit operating margins including the expansion of global product sourcing, improved productivity in logistics and in our factories and the substantial completion of our 2006 key initiatives. In addition, we expect that selling price increases in 2006 as well as additional announced increases in 2007 will offset higher levels of raw material commodity costs and higher energy related costs. However, commodity and energy costs are expected to remain volatile and further increases in these costs in 2007 may not be fully offset with price increases.
Taxation
     We estimate the effective tax rate in 2007 will be approximately 29.7% compared with 28.6% reported in 2006. The increase is primarily due to an anticipated higher level of U.S. taxable income.
Earnings Per Share
     Earnings per diluted share is expected to be in the range of $2.90-$3.15.
Cash Flow
     We expect to increase working capital efficiency in 2007 primarily as a result of improvements in the procurement and management of inventory levels. Capital spending in 2007 is expected to be approximately $15-$20 million lower than in 2006 primarily as a result of the completion of our new lighting headquarters facility and the substantial completion of the SAP implementation at our domestic businesses. We expect spending from a combination of share repurchases and/or acquisitions in 2007 to approximate $150-$200 million. Free cash flow (defined as cash flow from operations less capital spending) in 2007 is expected to be in the range of $175—$190 million.
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Three Months Ended
	March 31
	2007	2006
	(In Millions)
Net cash provided by (used in):
Operating activities	$33.6	$16.5
Investing activities	(22.8)	(8.5)
Financing activities	8.2	(55.0)
Effect of foreign exchange rate changes on cash and cash equivalents	0.2	0.1

Net change in cash and cash equivalents	$19.2	$(46.9)

     Cash provided by operating activities for the three months ended March 31, 2007 increased from the comparable period in 2006 primarily as a result of lower working capital. Working capital in the first quarter of 2007 used cash of $5.1 million compared to $34.9 million used in the prior year. The lower level of working capital in 2007 primarily consists of decreases in inventory balances, offset by lower levels of current liabilities, primarily consisting of accounts payable. The increase in cash from operations includes the impact of a $15 million cash contribution made in the first quarter of 2007 to a domestic, qualified, defined benefit pension plan.
     Investing activities used cash of $22.8 million in the first three months of 2007 compared to a use of $8.5 million during the comparable period in 2006. The $14.3 million increase in cash used is due to lower proceeds from the sale of investments and higher capital expenditures. Financing activities provided cash of $8.2 million in the first three months of 2007 due to higher levels of borrowings as compared to net cash used of $55.0 million in the same period in 2006.
Investments in the Business
     We define investments in our business to include both normal expenditures required to maintain the operations of our equipment and facilities as well as expenditures in support of our strategic initiatives.
     In the first three months of 2007, we used cash of $20.7 million for capital expenditures, of which $8.5 million was spending in connection with the new lighting headquarters.
     In February 2006, the Board of Directors approved a stock repurchase program and authorized the purchase of up to $100 million of the Company’s Class A and Class B Common Stock to be completed over a three year period. In February 2007, the Board of Directors approved a new stock repurchase program and authorized the repurchase of up to an additional $200 million of Class A and Class B Common Stock to be completed over a two year period. This program will be implemented upon completion of the February 2006 program. Stock repurchases are being implemented through open market and privately negotiated transactions. We have spent $31.5 million on the repurchase of common shares in the first three months of 2007. As of March 31, 2007, a total of $19.2 million remains authorized for future repurchases under the 2006 program.

Debt to Capital
     Net Debt, as disclosed below, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider Net Debt to be more appropriate than Total Debt for measuring our financial leverage as it better measures our ability to meet our funding needs.

	March 31,	December 31,
	2007	2006
	(In Millions)
Total Debt	$275.4	$220.2
Total Shareholders’ Equity	1,019.4	1,015.5

Total Capital	$1,294.8	$1,235.7

Debt to Total Capital	21%	18%
Cash and Investments	$100.9	$81.5
Net Debt (Total debt less cash and investments)	$174.5	$138.7
     The ratio of debt to total capital at March 31, 2007 increased to 21% compared with 18% at December 31, 2006 primarily due to higher levels of short-term borrowings.
     At March 31, 2007, Short-term debt of $76 million in our Condensed Consolidated Balance Sheet consisted of $73.7 million of commercial paper and $2.3 million of a money market loan issued by our U.K. subsidiary. At March 31, 2007 all of our $200 million committed bank credit facility was available for borrowing.
     At March 31, 2007 and December 31, 2006, Long-term debt in our Condensed Consolidated Balance Sheet consisted of $200 million, excluding unamortized discount, of senior notes which mature in 2012. These notes are fixed rate indebtedness, are not callable and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at March 31, 2007.
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
Critical Accounting Estimates
     A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. Other than the impact of adopting FIN 48 described below, there have been no changes to our practices with respect to critical accounting estimates since December 31, 2006.

Income Taxes
     We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and FIN 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109”. SFAS No. 109 requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The factors used to assess the likelihood of realization of deferred tax assets are the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income can affect the ultimate realization of net deferred tax assets.
     We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. The Internal Revenue Service and other tax authorities routinely review our tax returns. These audits can involve complex issues, which may require an extended period of time to resolve. In accordance with FIN 48, effective January 1, 2007 the Company records uncertain tax positions only when it has determined that it is more-likely-than-not that a tax position will be sustained upon examination by taxing authorities based on the technical merits of the position. The Company uses the criteria established in FIN 48 to determine whether an item meets the definition of more-likely-than-not. The Company’s policy is to recognize these tax benefits when the more-likely-than-not threshold is met, when the statute of limitations has expired or upon settlement. In management’s opinion, adequate provision has been made for potential adjustments arising from any examinations.
Forward-Looking Statements
     Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about capital resources, performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in operating results, or anticipated market and economic conditions, are forward looking. Forward-looking statements may be identified by the use of words or phrases, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and variations thereof and similar terms. Discussions of strategies, plans or intentions often contain forward-looking statements. Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:
•	Changes in demand for our products, changes in market conditions, or product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	The amounts of net cash expenditures, benefits, timing of actions and impact of personnel reductions in connection with the ongoing lighting business integration and rationalization program and other special charges.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	The expected benefits and the timing of other actions in connection with our enterprise-wide business system.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected levels of operating cash flow and uses of cash.

•	General economic and business conditions in particular industries or markets.

•	Failure to achieve expected benefits of process improvements and other lean initiatives as a result of changes in strategy or level of investments made.

•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	A major disruption in one of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations and relocations.

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Future levels of indebtedness and capital spending.

•	Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions.

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Intense or new competition in the markets in which we compete.

•	Ability to carry out future acquisitions and strategic investments in our core businesses and costs relating to acquisitions and acquisition integration costs.

•	Future repurchases of common stock under our common stock repurchase programs.

•	Changes in accounting principles, interpretations, or estimates.

•	Changes in customers’ credit worthiness adversely affecting the ability to continue business relationships with major customers.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

•	Other factors described in our SEC filings, including the “Business” section and “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. As noted throughout Management’s Discussion and Analysis, we have seen significant increases in the cost of certain raw materials and components used in our products. In addition, the Company’s procurement strategy continues to emphasize an increased level of purchases from international locations, primarily China and India, which subjects the Company to increased political and foreign currency exchange risk. Changes in the Chinese government’s policy regarding the value of the Chinese currency versus the U.S. dollar has not had any significant impact on our financial condition, results of operations or cash flows. However, strengthening of the Chinese currency could increase the cost of the Company’s products procured from this country. There has been no significant change in the Company’s strategies to manage these exposures during the first three months of 2007. For a complete discussion of the

Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ending December 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective.
     There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
     In February 2006, the Board of Directors approved a stock repurchase program and authorized the purchase of up to $100 million of the Company’s Class A and Class B Common Stock to be completed over a three year period. Stock repurchases are being implemented through open market and privately negotiated transactions. In February 2007, the Board of Directors approved a new stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock to be completed over a two year period. This program will be implemented upon completion of the February 2006 program, the status of which is listed below:

						Approximate
					Total	Dollar Value of
					Number of	Shares
	Total		Total		Shares	that May Yet Be
	Number of		Number of		Purchased as	Purchased
	Class A		Class B		Part of Publicly	Under
	Shares	Average	Shares	Average	Announced	the 2006
	Purchased	Price Paid per	Purchased	Price Paid per	Program	Program
Period	(000’s)	Class A Share	(000’s)	Class B Share	(000’s)	(000’s)
Balance as of
December 31, 2006						$50,700
January 2007	55	$45.04	62	$45.18	117	45,400
February 2007	49	48.32	216	49.03	265	32,500
March 2007	15	47.29	261	48.05	276	19,200

Total for the quarter ended March 31, 2007	119	$46.68	539	$48.11	658	$19,200

ITEM 6. EXHIBITS
EXHIBITS

Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBBELL INCORPORATED

Dated: April 30, 2007

/s/ David G. Nord	/s/ Gregory F. Covino

David G. Nord	Gregory F. Covino
Senior Vice President and Chief Financial Officer	Vice President, Controller (Chief Accounting Officer)