Form 10-Q
period 2007-06-30
HUBBELL INC
filed 2007-07-27
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of July 23, 2007 were 7,883,989 and 51,088,047, respectively.

HUBBELL INCORPORATED

HUBBELL INCORPORATED
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Statement of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Net sales	$640.8	$603.2	$1,266.5	$1,176.2
Cost of goods sold	453.5	437.5	906.2	852.0

Gross profit	187.3	165.7	360.3	324.2
Selling & administrative expenses	109.3	102.9	218.4	202.0
Special charges	—	1.4	—	2.9

Operating income	78.0	61.4	141.9	119.3

Investment income	0.3	1.5	0.6	3.5
Interest expense	(4.2)	(3.7)	(8.6)	(7.6)
Other income, net	0.9	0.5	0.4	0.8

Total other expense, net	(3.0)	(1.7)	(7.6)	(3.3)
Income before income taxes	75.0	59.7	134.3	116.0
Provision for income taxes	21.7	18.1	39.3	34.7

Net income	$53.3	$41.6	$95.0	$81.3

Earnings per share
Basic	$0.90	$0.68	$1.60	$1.34
Diluted	$0.89	$0.67	$1.58	$1.32
Average number of common shares outstanding
Basic	59.4	60.7	59.5	60.6
Diluted	60.2	61.6	60.3	61.4
Cash dividends per common share	$0.33	$0.33	$0.66	$0.66
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Balance Sheet
(unaudited)
(in millions)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$59.8	$45.3
Short-term investments	9.4	35.9
Accounts receivable, net	389.9	354.3
Inventories, net	316.4	338.2
Deferred taxes and other	46.8	40.7

Total current assets	822.3	814.4
Property, Plant, and Equipment, net	323.3	318.5
Other Assets
Investments	27.1	0.3
Goodwill	442.4	436.7
Intangible assets and other	193.6	181.6

Total Assets	$1,808.7	$1,751.5

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Short-term debt	$16.6	$20.9
Accounts payable	189.3	163.9
Accrued salaries, wages and employee benefits	46.5	49.2
Dividends payable	19.7	19.9
Accrued insurance	52.6	42.8
Other accrued liabilities	69.6	85.6

Total current liabilities	394.3	382.3
Long-Term Debt	199.4	199.3
Other Non-Current Liabilities	174.7	154.4

Total Liabilities	768.4	736.0
Shareholders’ Equity	1,040.3	1,015.5

Total Liabilities and Shareholders’ Equity	$1,808.7	$1,751.5

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Statement of Cash Flows
(unaudited)
(in millions)

	Six Months Ended
	June 30
	2007	2006

Cash Flows from Operating Activities
Net income	$95.0	$81.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.9	26.9
Deferred income taxes	(1.9)	(2.0)
Stock-based compensation	5.3	5.4
Tax benefit on stock-based awards	(4.4)	(3.6)
Changes in assets and liabilities:
Increase in accounts receivable	(31.1)	(54.6)
Decrease (increase) in inventories	23.4	(58.3)
Increase in current liabilities	39.7	56.3
Changes in other assets and liabilities, net	(1.8)	2.1
Contribution to domestic, qualified, defined benefit pension plans	(15.0)	—
Other, net	0.3	0.1

Net cash provided by operating activities	139.4	53.6

Cash Flows from Investing Activities
Capital expenditures	(33.0)	(38.1)
Acquisition of businesses, net of cash acquired	(2.8)	(118.0)
Purchases of available-for-sale investments	(29.5)	(102.4)
Proceeds of available-for-sale investments	29.2	222.6
Other, net	3.9	0.9

Net cash used in investing activities	(32.2)	(35.0)

Cash Flows from Financing Activities
Commercial paper borrowings, net	0.9	—
Payment of short-term debt	(5.1)	(20.9)
Payment of dividends	(39.6)	(40.1)
Proceeds from exercise of stock options	33.7	23.5
Tax benefit on stock-based awards	4.4	3.6
Acquisition of common shares	(88.7)	(42.5)
Other, net	0.5	—

Net cash used in financing activities	(93.9)	(76.4)

Effect of foreign currency exchange rate changes on cash and cash equivalents	1.2	0.7

Increase (decrease) in cash and cash equivalents	14.5	(57.1)
Cash and cash equivalents
Beginning of period	45.3	110.6

End of period	$59.8	$53.5

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. This statement is applicable to the Company on January 1, 2008. The Company is currently evaluating the impact that this standard may have on its financial statements.
2. Inventories
     Inventories are comprised of the following (in millions):

	June 30, 2007	December 31, 2006
Raw Material	$101.4	$106.6
Work-in-Process	62.4	63.5
Finished Goods	226.8	239.6

	390.6	409.7
Excess of FIFO over LIFO cost basis	(74.2)	(71.5)

Total	$316.4	$338.2

3. Goodwill and Other Intangible Assets
     Changes in the carrying amounts of goodwill for the six months ended June 30, 2007, by segment, were as follows (in millions):

	Segment
			Industrial
	Electrical	Power	Technology	Total
Balance December 31, 2006	$181.4	$184.9	$70.4	$436.7
Acquisitions	—	1.2	0.7	1.9
Translation adjustments	1.7	1.1	1.0	3.8

Balance June 30, 2007	$183.1	$187.2	$72.1	$442.4

     The Company’s policy is to perform its annual goodwill impairment testing in the second quarter of each year unless circumstances dictate the need for more frequent assessments. In the second quarter of 2007, this testing resulted in implied fair values for each reporting unit which exceeded the reporting unit’s carrying value, including goodwill. Consequently, there were no impairments of goodwill.
     The carrying value of other intangible assets is as follows (in millions):

	June 30, 2007		December 31, 2006
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization
Definite-lived:
Patents and trademarks	$35.5	$(2.6)	$36.8	$(1.7)
Customer relationships and technology	31.8	(7.6)	23.9	(6.1)

Total	67.3	(10.2)	60.7	(7.8)

Indefinite-lived:
Trademarks and other	21.5	—	21.4	—

Totals	$88.8	$(10.2)	$82.1	$(7.8)

     Amortization expense associated with these intangible assets in the first six months of 2007 was $2.4 million. Amortization expense associated with these assets for the full year is expected to be $5.2 million in 2007, $4.8 million in 2008 and 2009, and $4.6 million for the two years thereafter.
4. Shareholders’ Equity
     Shareholders’ equity is comprised of the following (in millions, except per share amounts):

	June 30,	December 31,
	2007	2006
Common stock, $.01 par value:
Class A — authorized 50.0 shares; issued and outstanding 7.9 and 8.2 shares	$0.1	$0.1
Class B — authorized 150.0 shares; issued and outstanding 51.4 and 52.0 shares	0.5	0.5
Additional paid-in capital	174.5	219.9
Retained earnings	887.6	827.4
Accumulated other comprehensive loss, net of tax:
Pension liability adjustment	(37.9)	(38.8)
Cumulative translation adjustment	17.1	7.0
Unrealized loss on investment	(0.1)	—
Cash flow hedge loss	(1.5)	(0.6)

Total Accumulated other comprehensive loss	(22.4)	(32.4)

Total Shareholders’ equity	$1,040.3	$1,015.5

     Additional paid-in capital has been reduced by $88.7 million in connection with the acquisition of common shares, offset by increases of $38.1 million of stock option activity, including tax benefits, and $5.3 million of stock-based compensation. Retained earnings includes an increase of $4.7 million in connection with the Company’s adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007 (see Note 7 — Income Taxes).

5. Comprehensive Income
     Total comprehensive income and its components are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Net income	$53.3	$41.6	$95.0	$81.3
Foreign currency translation adjustments	8.4	4.7	10.1	4.2
Change in pension liability adjustment, net of tax	0.4	—	0.9	—
Change in unrealized loss on investments, net of tax	(0.1)	0.1	(0.1)	(0.2)
Change in unrealized losses on cash flow hedges, net of tax	(0.9)	—	(0.9)	0.2

Comprehensive income	$61.1	$46.4	$105.0	$85.5

6. Earnings Per Share
     The following table sets forth the computation of earnings per share for the three and six months ended June 30, 2007 and 2006 (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Net income	$53.3	$41.6	$95.0	$81.3

Weighted average number of common shares outstanding-Basic	59.4	60.7	59.5	60.6
Potential dilutive shares	0.8	0.9	0.8	0.8

Average number of shares outstanding -Diluted	60.2	61.6	60.3	61.4

Earnings per share of common stock:
-Basic	$0.90	$0.68	$1.60	$1.34

-Diluted	$0.89	$0.67	$1.58	$1.32

     There were 0.3 million of common stock equivalents for both the three months and six months ended June 30, 2007 and 0.9 million of common stock equivalents for both the three and six months ended June 30, 2006, which are anti-dilutive and have been excluded from the calculation of diluted earnings per share. In addition, the Company has stock appreciation rights which were excluded from the calculation of diluted earnings per share for both the three and six months ended June 30, 2007 and 2006 as the effect would be anti-dilutive.
7. Income Taxes
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
     As a result of the adoption of FIN 48, the Company recorded a $4.7 million net reduction in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of Retained earnings. As of January 1, 2007, the Company had $24.2 million of unrecognized tax benefits reflected in Other Non-Current Liabilities. Included in the balance at January 1, 2007 are $9.1 million of tax positions which, if in the future are determined to be recognizable, would affect the annual effective income tax rate. At June 30, 2007, the Company had $24.7 million of unrecognized tax benefits, of which $8.5 million of tax positions would affect the annual effective income tax rate if recognizable in the future.
     The Company’s policy is to record interest and penalties associated with the underpayment of income taxes within Provision for income taxes in the Condensed Consolidated Statement of Income. The Company had $4.2 million and $4.7 million as of January 1, 2007 and June 30, 2007, respectively, accrued for gross interest and penalties related to unrecognized tax benefits.

     The following tax years, by major jurisdiction, are still subject to examination by taxing authorities:

Jurisdiction	Open Years
United States	2004 — 2006
Canada	2003 — 2006
United Kingdom	2005 — 2006
     Based on the number of tax years currently under audit by the relevant Federal, State and foreign tax authorities, the Company anticipates that a number of these audits may be finalized within the next twelve months. However, based on the status of these examinations, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of any amount of such changes to previously recorded uncertain tax positions.
8. Segment Information
     The following table sets forth financial information by business segment (in millions):

					Operating Income
	Net Sales		Operating Income		as a % of Net Sales
	2007	2006	2007	2006	2007	2006
Three Months Ended June 30,
Electrical	$421.9	$419.2	$41.7	$36.8
Special charges	—	—	—	(1.4)

Total Electrical	421.9	419.2	41.7	35.4	9.9%	8.4%
Power	156.8	134.3	24.3	18.4	15.5%	13.7%
Industrial Technology	62.1	49.7	12.0	7.6	19.3%	15.3%

Total	$640.8	$603.2	$78.0	$61.4	12.2%	10.2%

Six Months Ended June 30,
Electrical	$820.9	$810.3	$69.3	$68.0
Special charges	—	—	—	(3.1)

Total Electrical	820.9	810.3	69.3	64.9	8.4%	8.0%
Power	320.7	266.6	49.5	38.3	15.4%	14.4%
Industrial Technology	124.9	99.3	23.1	16.1	18.5%	16.2%

Total	$1,266.5	$1,176.2	$141.9	$119.3	11.2%	10.1%

     The 2006 segment operating income results have been adjusted to reflect the inclusion of stock-based compensation, consistent with the presentation in 2007.

9. Pension and Other Benefits
     The following table sets forth the components of pension and other benefits cost for the three and six months ended June 30, (in millions):

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Three Months Ended June 30, Components of net periodic benefit cost
Service cost	$4.3	$4.8	$0.1	$0.1
Interest cost	8.2	8.0	0.4	0.5
Expected return on plan assets	(10.6)	(9.8)	—	—
Amortization of prior service cost	(0.1)	(0.3)	—	(0.1)
Amortization of actuarial losses	0.5	1.0	—	0.1

Net periodic benefit cost	$2.3	$3.7	$0.5	$0.6

Six Months Ended June 30, Components of net periodic benefit cost
Service cost	$8.7	$9.6	$0.1	$0.2
Interest cost	16.3	16.0	0.9	1.0
Expected return on plan assets	(21.1)	(19.6)	—	—
Amortization of prior service cost	(0.2)	(0.2)	(0.1)	(0.1)
Amortization of actuarial losses	1.0	1.9	—	0.2

Net periodic benefit cost	$4.7	$7.7	$0.9	$1.3

Employer Contributions
     The Company contributed $15 million in the first quarter of 2007 to a domestic, qualified, defined benefit pension plan. No further contributions are expected to be made to any of the domestic, qualified, defined benefit pension plans in 2007. The Company will contribute approximately $5-$7 million to its foreign plans during 2007, of which approximately $1 million has been contributed through June 30, 2007.
10. Guarantees
     The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.
     As of June 30, 2007, the Company had fifteen individual forward exchange contracts, each for the purchase of $1.0 million U.S. which expire each month through March 2008. These contracts were entered into in order to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases. These contracts have been designated cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.
     The Company offers a product warranty which covers defects on most of its products. These warranties primarily apply to products that are properly used for their intended purpose, installed correctly, and properly maintained. The Company generally accrues estimated warranty costs at the time of sale. Estimated warranty expenses are based upon historical information such as past experience, product failure rates, or the number of units to be repaired or replaced. Adjustments are made to the product warranty cost accrual as claims are incurred or as historical experience indicates. The product warranty cost accrual is reviewed for reasonableness on a quarterly basis and is adjusted as additional information regarding expected warranty costs becomes known. Changes in the accrual for product warranties in the first six months of 2007 are set forth below (in millions):

Balance at December 31, 2006	$4.2
Provision	0.6
Expenditures/other	(0.5)

Balance at June 30, 2007	$4.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Our Company is primarily engaged in the design, manufacture and sale of high quality electrical and electronic products which are used in the commercial, industrial, residential, utility and telecommunications markets. Our businesses are divided into three operating segments: Electrical, Power, and Industrial Technology. Results for the quarter and year-to-date by segment are included under “Segment Results” within this Management’s Discussion and Analysis.
     In 2006, we substantially completed our multi-year initiative to implement SAP software across our domestic businesses. In addition, 2006 marked the substantial completion of a multi-year, multi-phase program to integrate and rationalize our lighting businesses (“Lighting Program”). With these major initiatives substantially completed, management is focused on improving the Company’s operating margins and overall financial performance by leveraging the following critical activities:
Price Realization. Growth in worldwide demand for commodity raw materials continues to put upward pressure on many of the raw materials used in our products and we have adjusted product selling prices to offset the cumulative effect of these cost increases.
Cost Containment. We remain focused on a variety of actions to lower the total cost of procuring, producing and distributing our products. We also continue to reduce the number and size of our manufacturing facilities and relocate certain operations to low cost countries.
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
Results of Operations
Summary of Consolidated Results (in millions, except per share data):

	Three Months Ended June 30				Six Months Ended June 30
		% of		% of		% of		% of
	2007	Net sales	2006	Net sales	2007	Net sales	2006	Net sales
Net sales	$640.8		$603.2		$1,266.5		$1,176.2
Cost of goods sold	453.5		437.5		906.2		852.0

Gross profit	187.3	29.2%	165.7	27.5%	360.3	28.4%	324.2	27.6%
Selling & administrative expenses	109.3	17.1%	102.9	17.1%	218.4	17.2%	202.0	17.2%
Special charges	—	—	1.4	0.2%	—	—	2.9	0.2%

Operating income	78.0	12.2%	61.4	10.2%	141.9	11.2%	119.3	10.1%
Net Income	53.3	8.3%	41.6	6.9%	95.0	7.5%	81.3	6.9%
Earnings per share — diluted	$0.89		$0.67		$1.58		$1.32
Net Sales
     Net sales for the second quarter of 2007 of $640.8 million increased 6% and 8% in the second quarter and first six months of 2007, respectively, versus the comparable periods of the prior year, led by our Industrial Technology and Power segments. The increases in both periods were primarily due to the impact of acquisitions and selling price increases, partially offset by the decline in residential market demand. Higher selling prices and the acquisitions completed in 2006 each accounted for approximately four percentage points of the sales increase in both the second quarter and year-to-date 2007 compared with the same periods of 2006.
     Sales to the retail and residential market decreased approximately 20% and 15% in the second quarter and first six months of 2007, respectively, compared to the same periods in 2006 primarily resulting from the decline in the U.S. housing market, partially offset by increased new product sales. Residential sales represented approximately 12% of the Company’s consolidated net sales for the first six months of 2007.
Gross Profit
     The consolidated gross profit margin in the second quarter of 2007 increased to 29.2% compared to 27.5% in the second quarter of 2006. On a year-to-date basis, 2007 gross profit margin increased to 28.4% compared to 27.6% for the first six months of 2006. The increases in both the quarter and year-to-date were primarily due to the favorable effects of higher selling prices in excess of commodity cost increases and productivity improvements, including lower freight and logistics costs. The gross profit margin improvement was broad based as all three segments contributed to the increase. These improvements in both the quarter and year-to-date versus the prior year were partially offset by the negative impact of an unfavorable product sales mix due to lower sales of higher margin residential products, unabsorbed factory costs due to lower production volumes in the Electrical segment, and increases in inventory carrying costs.
Selling & Administrative Expenses (“S&A”)
     S&A expenses increased in the second quarter and first six months of 2007 versus the comparable periods in 2006 primarily due to S&A expenses of the two businesses acquired in 2006 and expenses associated with new product launches. As a percentage of sales, S&A expenses of 17.1% in the second quarter and 17.2% for the first six months of 2007 were unchanged from the comparable periods of 2006 as costs incurred to support sales of new products and to reorganize operations, including office moves, were offset by cost containment initiatives and lower spending on the SAP systems implementation.
Special Charges
      Special charges recorded in the second quarter and first six months of 2006 were $1.4 million and $3.1 million, respectively. All of the costs in both periods of the prior year related to the Lighting Program, a multi-year initiative which began in 2002, shortly after the purchase of Lighting Corporation of America and was substantially completed in 2006. Total cost of the program from inception to-date has been approximately $55 million of expense and $51 million of capital expenditures. As the program was substantially completed as of December 31, 2006, any remaining costs in 2007 are being reflected in S&A expense or Cost of goods sold in the Condensed Consolidated Statement of Income. The 2006 second quarter charge consisted of $1.0 million of severance and related benefit costs and $0.4 million of transition and integration costs. The charge for the first six months of 2006 consisted of severance and related benefits of $2.0 million, transition and integration costs of $0.9 million and $0.2 million of inventory write-downs. The $0.2 million of inventory write-downs related to product rationalizations and was recorded within Cost of goods sold in the Condensed Consolidated Statement of Income. Charges recorded primarily related to the consolidation of U.S. manufacturer of commercial lighting fixture products.
Other Income/Expense
     In the second quarter and first six months of 2007, interest expense in the Condensed Consolidated Statement of Income increased versus the comparable periods in 2006 due to higher average outstanding commercial paper borrowings in 2007 compared to 2006. In the second quarter and first six months of 2007, investment income decreased compared to the second quarter and first six months of 2006 due to lower average investment balances as a result of the funding of two acquisitions in 2006 and a higher amount of share repurchases.
Income Taxes
     The effective tax rate in the second quarter of 2007 was 28.9% compared to 30.3% in the comparable period of 2006. The effective tax rate for the first six months of 2007 was 29.3% compared to 29.9% in the first six months of 2006. The effective tax rates in both the second quarter and first six months of 2007 versus the comparable periods of 2006 reflect a lower year-over-year annual effective tax rate estimate primarily due to inclusion in the 2007 tax rate estimates of a benefit associated with the research and development tax credit which was not reflected in the first six months of 2006. The research and development tax credit expired as of January 1, 2006, but was subsequently reinstated in the fourth quarter of 2006.

Net Income and Earnings Per Share
     Net income and earnings per share increased in the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006. The increase in both net income and earnings per share reflects higher sales, including the impact of acquisitions, higher operating income and a lower tax rate, offset by higher net interest expense. In addition, the increase in earnings per share reflects a reduction in average shares outstanding-basic in the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006 due to shares repurchased under our stock repurchase program net of employee stock option exercises.
Segment Results
Electrical

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(In millions)		(In millions)
Net sales	$421.9	$419.2	$820.9	$810.3
Operating income	41.7	35.4	69.3	64.9
Operating margins	9.9%	8.4%	8.4%	8.0%
     Net sales in the Electrical segment increased 1% in both the second quarter and first six months of 2007 versus the comparable periods in 2006. Within the segment, wiring systems, electrical products and commercial and industrial lighting experienced increases in the second quarter and first six months of 2007 versus 2006 as a result of higher average selling prices, higher market demand and new product sales. Sales of harsh and hazardous products increased approximately 20% in both the second quarter and first six months of 2007 versus the comparable periods of 2006 primarily due to higher oil and gas project shipments related to strong market conditions worldwide. These increases were substantially offset by the decline in residential lighting fixture sales as a result of a decline in the U.S. residential construction market. Sales of residential lighting fixture products were lower by approximately 27% and 24% in the second quarter and first six months of 2007, respectively, versus the comparable periods of 2006, consistent with the decline in residential construction market activity in the U.S. Higher selling prices were implemented and have been realized in all of the businesses within the segment in an effort to recover cost increases, primarily related to higher commodity raw material costs. Selling price increases in both the second quarter and first six months of 2007 resulted in approximately 3-4 percentage points of higher sales versus the comparable periods of 2006.
     Operating income and operating margin in the segment improved in both the second quarter and first six months of 2007 versus the comparable periods of 2006 primarily due to selling price increases in excess of commodity cost increases, productivity gains and lower costs, including pension, special charges and SAP implementation cost reductions. These increases were partially offset by lower shipments of higher margin residential lighting fixture products, higher unabsorbed factory costs, costs associated with wiring systems new products and inventory carrying costs.
     For the second quarter and first six months of 2007 versus the same periods of the prior year, we estimate that selling price increases exceeded commodity cost increases by 1.5-2.0 percentage points driven by higher price realization within each of our businesses. In addition, productivity improvements including lower freight and logistics costs, strategic sourcing initiatives and completed actions within our Lighting Program benefited results in both periods of 2007.
Power

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(In millions)		(In millions)
Net sales	$156.8	$134.3	$320.7	$266.6
Operating income	24.3	18.4	49.5	38.3
Operating margins	15.5%	13.7%	15.4%	14.4%

     Net sales in the Power segment increased 17% and 20%, respectively, in the second quarter and first six months of 2007 versus the comparable periods in 2006. The sales increase in both the quarter and first six months was primarily due to the impact of an acquisition and selling price increases, partially offset by modestly lower volume. The Hubbell Lenoir City, Inc. acquisition completed in the second quarter of 2006 accounted for approximately two-thirds of the sales increase in the second quarter and one-half of the first six month’s increase versus the comparable periods of 2006. Price increases were implemented across most product lines throughout 2006 and into 2007 where costs have risen due to increased metal and energy costs. We estimate that price increases accounted for approximately one-third of the quarter-over-quarter and year-over-year sales increases. Operating income and margin increased in the second quarter and first six months of 2007 versus the comparable periods of 2006. The Hubbell Lenoir City acquisition contributed approximately one half of the operating income increase in both the second quarter and first six months of 2007 versus the comparable periods of 2006. In addition, higher selling prices in excess of commodity cost increases, productivity improvements from strategic sourcing and favorable product mix all benefited 2007 results.
Industrial Technology

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(In millions)		(In millions)
Net sales	$62.1	$49.7	$124.9	$99.3
Operating income	12.0	7.6	23.1	16.1
Operating margins	19.3%	15.3%	18.5%	16.2%
     Net sales in the Industrial Technology segment increased 25% and 26%, respectively, in the second quarter and first six months of 2007 versus the comparable periods in 2006. The increase in both the quarter and first six months was primarily due to the impact of an acquisition in 2006, higher international shipments, and selling price increases. We acquired Austdac Pty Ltd. (“Austdac”) in November 2006 which accounted for approximately one-half of the segment sales increase in both the second quarter and first six months of 2007 versus the comparable periods of 2006. In addition, we estimate that selling price increases accounted for approximately four percentage points of the year-over-year sales increase in both the second quarter and first six months of 2007. Favorable foreign currency exchange rate changes increased net sales by approximately three percentage points in both the 2007 second quarter and year-to-date versus 2006. Operating income and margins increased in both the second quarter and first six months of 2007 versus the comparable periods of 2006 as a result of higher unit volumes, selling price increases in excess of commodity cost increases, an improved mix of higher margin new product sales and productivity improvements. In addition, the Austdac acquisition contributed approximately one quarter of the operating income increase in both the second quarter and first six months of 2007 versus the comparable periods of 2006.
OUTLOOK
     Our outlook for 2007 in key areas is as follows:
Sales
     We expect overall growth in 2007 net sales versus 2006 to be in a range of 5%-7%. Sales increases compared to 2006 are expected to be led by our Power and Industrial Technology segments, while the Electrical segment should experience more modest growth due to significantly lower residential lighting fixture sales. In addition, we expect to see short-term variations in demand among our markets during the remainder of the year which could affect these projections. This outlook for our markets assumes no shocks to the economy, which could dampen consumer spending and business investments. The impact of selling price increases should comprise approximately three percentage points of the year-over-year sales growth. The full year impact of our 2006 acquisitions is expected to contribute two percentage points of these amounts.
Operating Results
     Full year 2007 operating profit margin is expected to increase by approximately 150 basis points compared to 2006. Several key initiatives are expected to benefit operating margins including the expansion of global product sourcing, improved productivity in logistics and in our factories and the substantial completion of our 2006 key initiatives. In addition, we expect that selling price increases in 2006 as well as additional announced increases in 2007 will exceed higher levels of raw material commodity costs and higher energy related costs. However, commodity and energy costs are expected to remain volatile and further increases in these costs in 2007 may not be fully offset with price increases.
Taxation
     We estimate the effective tax rate in 2007 will be approximately 29.3% compared with 28.6% reported in 2006. The increase is primarily due to an anticipated higher level of U.S. taxable income.
Earnings Per Share
     Earnings per diluted share is expected to be in the range of $3.10-$3.30.
Cash Flow
     We expect to increase working capital efficiency in 2007 primarily as a result of improvements in the procurement and management of inventory levels. Capital spending in 2007 is expected to be approximately $15-$20 million lower than in 2006 primarily as a result of the completion of our new lighting headquarters facility and the substantial completion of the SAP implementation at our domestic businesses. We expect spending from a combination of share repurchases and/or acquisitions in 2007 to approximate $150-$200 million. Free cash flow (defined as cash flow from operations less capital spending) in 2007 is expected to be in the range of $200-$215 million.
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Six Months Ended
	June 30
	2007	2006
	(In Millions)
Net cash provided by (used in):
Operating activities	$139.4	$53.6
Investing activities	(32.2)	(35.0)
Financing activities	(93.9)	(76.4)
Effect of foreign currency exchange rate changes on cash and cash equivalents	1.2	0.7

Net change in cash and cash equivalents	$14.5	$(57.1)

     Cash provided by operating activities for the six months ended June 30, 2007 increased from the comparable period in 2006 primarily as a result of lower working capital. Working capital changes during the first six months of 2007 provided cash of $32.0 million compared to a use of cash for working capital of $56.6 million in the prior year. The lower level of working capital in 2007 primarily consists of decreases in inventory balances and increases in current liabilities, primarily accounts payable. Cash from operations includes the impact of a $15 million cash contribution made in the first quarter of 2007 to a domestic, qualified, defined benefit pension plan.
     Investing activities used cash of $32.2 million in the first six months of 2007 compared to a use of $35.0 million during the comparable period in 2006. In the first six months of 2007, net proceeds from the sale of investments, cash expended for acquisitions and capital expenditures were all lower compared to the first six months of 2006. Financing activities used cash of $93.9 million in the first six months of 2007 compared to a use of $76.4 million during the comparable period in 2006. This increase is due to higher share repurchases partially offset by higher proceeds from stock option exercises and lower debt repayments in 2007 compared to 2006.
Investments in the Business
     We define investments in our business to include both normal expenditures required to maintain the operations of our equipment and facilities as well as expenditures in support of our strategic initiatives.
     In the first six months of 2007, we used cash of $33.0 million for capital expenditures, of which $11.4 million was spending in connection with the new lighting headquarters.
     In the first six months of 2007, the Company spent $2.8 million on acquisitions. This amount includes the acquisition of a small Brazilian manufacturer in the Power segment and an adjustment to the purchase price of Austdac which was acquired in the fourth quarter of 2006 and is included in the Industrial Technology segment. In the first six months of 2006, the Company spent $118 million related to the acquisition of Hubbell Lenoir City, Inc. which is included in the Power segment.
     In February 2006, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $100 million of the Company’s Class A and Class B Common Stock. The February 2006 program was completed in May 2007. In February 2007, the Board of Directors approved a new stock repurchase program and authorized the repurchase of up to an additional $200 million of Class A and Class B Common Stock to be completed over a two year period. This program was implemented upon completion of the February 2006 program. Stock repurchases are being implemented through open market and privately negotiated transactions. We have spent $88.7 million on the repurchase of common shares in the first six months of 2007. As of June 30, 2007, a total of $161.9 million remains authorized for future repurchases under the 2007 program.
Debt to Capital
     Net Debt, as disclosed below, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider Net Debt to be more appropriate than Total Debt for measuring our financial leverage as it better measures our ability to meet our funding needs.

	June 30,	December 31,
	2007	2006
	(In Millions)
Total Debt	$216.0	$220.2
Total Shareholders’ Equity	1,040.3	1,015.5

Total Capital	$1,256.3	$1,235.7

Debt to Total Capital	17%	18%
Cash and Investments	$96.3	$81.5
Net Debt (Total debt less cash and investments)	$119.7	$138.7
     The ratio of debt to total capital at June 30, 2007 decreased to 17% compared with 18% at December 31, 2006 primarily due to lower levels of short-term borrowings.
     At June 30, 2007, Short-term debt of $16.6 million in our Condensed Consolidated Balance Sheet consisted of commercial paper.
     At June 30, 2007 and December 31, 2006, Long-term debt in our Condensed Consolidated Balance Sheet consisted of $200 million, excluding unamortized discount, of senior notes which mature in 2012. These notes are fixed rate indebtedness, are not callable and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at June 30, 2007.

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
     At June 30, 2007 all of our $200 million committed bank credit facility was available for borrowing. Although not the principal source of liquidity, we believe our credit facility is capable of providing significant financing flexibility at reasonable rates of interest. However, a significant deterioration in the results of our operations or cash flows, leading to deterioration in financial condition, could either increase our borrowing costs or restrict our ability to borrow. We have not entered into any other guarantees that could give rise to material unexpected cash requirements.
     We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2006. Since December 31, 2006, there were no material changes to our contractual obligations, except for amounts related to unrecognized tax benefits. As discussed in our Notes to Condensed Consolidated Financial Statements, we adopted the provisions of FIN 48 as of January 1, 2007. As of June 30, 2007, we had $24.7 million of unrecognized tax benefits for which we are unable to make a reasonably reliable estimate as to the timing of cash settlement with a taxing authority.
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
     We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. The Internal Revenue Service and other tax authorities routinely review our tax returns. These audits can involve complex issues, which may require an extended period of time to resolve. In accordance with FIN 48, effective January 1, 2007, the Company records uncertain tax positions only when it has determined that it is more-likely-than-not that a tax position will be sustained upon examination by taxing authorities based on the technical merits of the position. The Company uses the criteria established in FIN 48 to determine whether an item meets the definition of more-likely-than-not. The Company’s policy is to recognize these tax benefits when the more-likely-than-not threshold is met, when the statute of limitations has expired or upon settlement. In management’s opinion, adequate provision has been made for potential adjustments arising from any examinations.
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
•	Changes in demand for our products, changes in market conditions, or product availability affecting sales levels.

•	Changes in markets or competition affecting realization of price increases.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	The expected benefits and the timing of other actions in connection with our enterprise-wide business system.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected or future levels of operating cash flow, indebtedness and capital spending.

•	General economic and business conditions in particular industries or markets.

•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	A major disruption in one of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations and relocations.

•	Changes in our relationships with, or the financial condition or performance of, key distributors and other customers, agents or business partners could adversely affect our results of operations.

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions.

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting future global product sourcing levels.

•	Ability to carry out future acquisitions and strategic investments in our core businesses and costs relating to acquisitions and acquisition integration costs.

•	Future repurchases of common stock under our common stock repurchase programs.

•	Changes in accounting principles, interpretations, or estimates.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

•	Other factors described in our Securities and Exchange Commission filings, including the “Business” section and “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. As noted throughout Management’s Discussion and Analysis, we have seen significant increases in the cost of certain raw materials and components used in our products. In addition, the Company’s procurement strategy continues to emphasize an increased level of purchases from international locations, primarily China and India, which subjects the Company to increased political and foreign currency exchange risk. Changes in the Chinese government’s policy regarding the value of the Chinese currency versus the U.S. dollar has not had any significant impact on our financial condition, results of operations or cash flows. However, strengthening of the Chinese currency could increase the cost of the Company’s products procured from this country. There has been no significant change in the Company’s strategies to manage these exposures during the first six months of 2007. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ending December 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934, as amended, (“the Exchange Act”) is recorded, processed, summarized and reported within the time periods specified and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
     In February 2006, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $100 million of the Company’s Class A and Class B Common Stock. The February 2006 program was completed in May 2007. In February 2007, the Board of Directors approved a new stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock to be completed over a two year period. This program was implemented upon completion of the February 2006 program. Stock repurchases are being implemented through open market and privately negotiated transactions. The status of both plans is listed below:

						Approximate	Approximate
					Total	Dollar Value of	Dollar Value of
					Number of	Shares	Shares
	Total		Total		Shares	that May Yet Be	that May Yet Be
	Number of		Number of		Purchased as	Purchased	Purchased
	Class A		Class B		Part of Publicly	Under	Under
	Shares	Average	Shares	Average	Announced	the 2006	the 2007
	Purchased	Price Paid per	Purchased	Price Paid per	Program	Program	Program
Period	(000’s)	Class A Share	(000’s)	Class B Share	(000’s)	(000’s)	(000’s)
Balance as of March 31, 2007						$19,200	$200,000
April 2007	14	$48.01	—	$—	14	18,500	200,000
May 2007	74	51.63	463	53.44	537	—	189,900
June 2007	56	55.56	448	55.59	504	—	161,900

Total for the quarter ended June 30, 2007	144	$52.78	911	$54.50	1,055	$—	$161,900
     In connection with the Company’s previously announced stock repurchase programs, in August 2006 and on May 1, 2007, the Company established prearranged repurchase plans (“10b5-1 Plans”) intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Exchange Act. The 10b5-1 Plans facilitate the ongoing repurchase of the Company’s common stock by permitting the Company to repurchase shares during times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed blackout periods.
     Under the May 2007 10b5-1 Plan, a broker appointed by the Company has the authority to repurchase, without further direction from the Company, up to 1,500,000 shares of Class B Common Stock during the period commencing on May 1, 2007 and expiring on November 1, 2007, subject to conditions specified in the 10b5-1 Plan and unless earlier terminated. The Company has repurchased 885,900 shares of its Class B Common Stock under this plan as of June 30, 2007.
     Under the August 2006 10b5-1 Plan, a broker appointed by the Company has the authority to repurchase, without further direction from the Company, up to 750,000 shares of Class A Common Stock and up to 750,000 shares of Class B Common Stock during the period August 4, 2006 through August 3, 2007. The Company has repurchased all 750,000 shares of Class B Common Stock authorized and has repurchased 317,785 shares of Class A Common Stock as of June 30, 2007.
     There is no guarantee as to the number of shares that will be repurchased under these plans, and the Company may terminate the plans at any time. Depending upon market conditions, the Company also expects to continue to conduct discretionary repurchases in privately negotiated transactions during normal trading windows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Annual Meeting of Shareholders held on May 7, 2007:
1.	The following ten (10) individuals were elected directors of the Company for the ensuing year to serve until the next Annual Meeting of Shareholders of the Company and until their respective successors may be elected and qualified, each Director being elected by plurality vote:

Name of Individual	Votes For	Votes Withheld
E. Richard Brooks	196,410,955	1,248,157
George W. Edwards, Jr.	196,496,366	1,162,746
Anthony J. Guzzi	196,729,548	929,564
Joel S. Hoffman	196,525,813	1,133,299
Andrew McNally IV	194,321,797	3,337,315
Daniel J. Meyer	196,375,714	1,283,398
Timothy H. Powers	196,560,211	1,098,901
G. Jackson Ratcliffe	196,254,482	1,404,630
Richard J. Swift	194,281,437	3,377,675
Daniel S. Van Riper	196,579,930	1,079,182
2.	PricewaterhouseCoopers LLP was ratified as independent registered public accountants to examine the annual financial statements for the Company for the year 2007 receiving 196,931,636 affirmative votes, being a majority of the votes cast on the matter all voting as a single class, with 341,448 negative votes and 386,028 abstained.
ITEM 6. EXHIBITS
EXHIBITS

Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBBELL INCORPORATED

Dated: July 27, 2007

/s/ David G. Nord	/s/ Gregory F. Covino

David G. Nord	Gregory F. Covino
Senior Vice President and Chief Financial Officer	Vice President, Controller (Chief Accounting Officer)