Form 10-Q
period 2007-09-30
HUBBELL INC
filed 2007-10-26
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION+
WASHINGTON, DC 20549
FORM 10Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of October 22, 2007 were 7,608,449 and 50,354,013, respectively.

HUBBELL INCORPORATED

Page
Part I—Financial Information
Item 1. Financial Statements — (unaudited)
Condensed Consolidated Statement of Income — Three and Nine months ended September 30, 2007 and 2006	3
Condensed Consolidated Balance Sheet — September 30, 2007 and December 31, 2006	4
Condensed Consolidated Statement of Cash Flows — Nine months ended September 30, 2007 and 2006	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II—Other Information	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6. Exhibits	23
Signatures	24
EX-10.A: AMENDED AND RESTATED SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
EX-1O.F: AMENDED AND RESTATED DEFERRED COMPENSATION PLAN FOR DIRECTORS
EX-10.H: AMENDED AND RESTATED KEY EMPLOYEE SUPPLEMENTAL MEDICAL PLAN
EX-10.I: AMENDED AND RESTATED RETIREMENT PLAN FOR DIRECTORS
EX-10.O: AMENDED AND RESTATED POLICY FOR PROVIDING SEVERANCE PAYMENTS TO KEY MANAGERS
EX-10.W: AMENDED AND RESTATED TOP HAT RESTORATION PLAN
EX-10.JJ: EXECUTIVE DEFERRED COMPENSATION PLAN
EX-10.KK: SUPPLEMENTAL MANAGEMENT RETIREMENT PLAN
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

HUBBELL INCORPORATED
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Statement of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Net sales	$652.7	$649.0	$1,919.2	$1,825.3
Cost of goods sold	458.1	468.1	1,364.3	1,320.1

Gross profit	194.6	180.9	554.9	505.2
Selling & administrative expenses	105.7	107.3	324.1	309.4
Special charges	—	0.7	—	3.6

Operating income	88.9	72.9	230.8	192.2

Investment income	0.6	0.7	1.2	4.2
Interest expense	(4.1)	(3.8)	(12.7)	(11.4)
Other income (expense), net	0.3	(1.6)	0.7	(0.8)

Total other expense, net	(3.2)	(4.7)	(10.8)	(8.0)
Income before income taxes	85.7	68.2	220.0	184.2
Provision for income taxes	20.4	20.6	59.7	55.3

Net income	$65.3	$47.6	$160.3	$128.9

Earnings per share
Basic	$1.12	$0.79	$2.71	$2.13
Diluted	$1.10	$0.78	$2.68	$2.10
Average number of common shares outstanding
Basic	58.3	60.3	59.1	60.5
Diluted	59.2	61.1	59.9	61.3
Cash dividends per common share	$0.33	$0.33	$0.99	$0.99
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Balance Sheet
(unaudited)
(in millions)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$86.5	$45.3
Short-term investments	—	35.9
Accounts receivable, net	421.2	354.3
Inventories, net	316.2	338.2
Deferred taxes and other	49.7	40.7

Total current assets	873.6	814.4
Property, Plant, and Equipment, net	322.5	318.5
Other Assets
Investments	36.9	0.3
Goodwill	444.7	436.7
Intangible assets and other	191.7	181.6

Total Assets	$1,869.4	$1,751.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$69.3	$20.9
Accounts payable	188.7	163.9
Accrued salaries, wages and employee benefits	56.8	49.2
Dividends payable	19.1	19.9
Accrued insurance	51.5	42.8
Other accrued liabilities	96.0	85.6

Total current liabilities	481.4	382.3
Long-Term Debt	199.4	199.3
Other Non-Current Liabilities	170.8	154.4

Total Liabilities	851.6	736.0
Shareholders’ Equity	1,017.8	1,015.5

Total Liabilities and Shareholders’ Equity	$1,869.4	$1,751.5

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Statement of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended
	September 30
	2007	2006
Cash Flows from Operating Activities
Net income	$160.3	$128.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44.8	41.2
Deferred income taxes	(9.1)	5.4
Stock-based compensation	8.1	8.2
Tax benefit on stock-based awards	(5.5)	(3.8)
Changes in assets and liabilities:
Increase in accounts receivable	(63.0)	(90.0)
Decrease (increase) in inventories	24.4	(94.0)
Increase in current liabilities	77.0	75.3
Changes in other assets and liabilities, net	(0.7)	9.9
Contribution to domestic, qualified, defined benefit pension plans	(15.0)	—
Other, net	(0.1)	1.8

Net cash provided by operating activities	221.2	82.9

Cash Flows from Investing Activities
Capital expenditures	(44.6)	(67.1)
Acquisition of businesses, net of cash acquired	(2.9)	(117.4)
Purchases of available-for-sale investments	(37.1)	(117.3)
Proceeds of available-for-sale investments	36.6	261.2
Proceeds from held-to-maturity investments	—	21.4
Other, net	3.9	1.9

Net cash used in investing activities	(44.1)	(17.3)

Cash Flows from Financing Activities
Commercial paper borrowings, net	53.5	—
Borrowings of short-term debt	—	12.0
Payment of short-term debt	(5.1)	(28.0)
Payment of dividends	(59.3)	(60.2)
Proceeds from exercise of stock options	40.2	24.5
Tax benefit on stock-based awards	5.5	3.8
Acquisition of common shares	(173.5)	(74.4)
Other, net	0.5	—

Net cash used in financing activities	(138.2)	(122.3)

Effect of foreign currency exchange rate changes on cash and cash equivalents	2.3	1.0

Increase (decrease) in cash and cash equivalents	41.2	(55.7)
Cash and cash equivalents
Beginning of period	45.3	110.6

End of period	$86.5	$54.9

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
     Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements. This statement is applicable to the Company on January 1, 2008. The Company continues to evaluate the impact that this standard may have on its financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. This statement is applicable to the Company on January 1, 2008. The Company does not anticipate that this standard will have any material impact on its financial statements.
2. Inventories
     Inventories are comprised of the following (in millions):

	September 30, 2007	December 31, 2006
Raw Material	$98.1	$106.6
Work-in-Process	61.8	63.5
Finished Goods	232.0	239.6

	391.9	409.7
Excess of FIFO over LIFO cost basis	(75.7)	(71.5)

Total	$316.2	$338.2

3. Goodwill and Other Intangible Assets
     Changes in the carrying amounts of goodwill for the nine months ended September 30, 2007, by segment, were as follows (in millions):

	Segment
			Industrial
	Electrical	Power	Technology	Total
Balance December 31, 2006	$181.4	$184.9	$70.4	$436.7
Acquisitions	—	1.2	0.7	1.9
Translation adjustments	2.8	1.6	1.7	6.1

Balance September 30, 2007	$184.2	$187.7	$72.8	$444.7

     The carrying value of other intangible assets included in Intangible assets and other in the Condensed Consolidated Balance Sheet, is as follows (in millions):

	September 30, 2007		December 31, 2006
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization
Definite-lived:
Tradenames and other	$36.6	$(2.9)	$37.7	$(1.7)
Customer relationships and technology	32.3	(8.7)	23.9	(6.1)

Total	68.9	(11.6)	61.6	(7.8)

Indefinite-lived:
Tradenames	20.6	—	20.5	—

Total	$89.5	$(11.6)	$82.1	$(7.8)

     Amortization expense associated with these intangible assets in the first nine months of 2007 was $3.7 million. Amortization expense associated with these assets for the full year is expected to be $5.2 million in 2007, $4.8 million in 2008 and 2009, and $4.6 million for the two years thereafter.
4. Shareholders’ Equity
     Shareholders’ equity is comprised of the following (in millions, except per share amounts):

	September 30,	December 31,
	2007	2006
Common stock, $.01 par value:
Class A — authorized 50.0 shares; issued and outstanding 7.6 and 8.2 shares	$0.1	$0.1
Class B — authorized 150.0 shares; issued and outstanding 50.3 and 52.0 shares	0.5	0.5
Additional paid-in capital	100.2	219.9
Retained earnings	933.8	827.4
Accumulated other comprehensive loss, net of tax:
Pension liability adjustment	(37.4)	(38.8)
Cumulative translation adjustment	22.5	7.0
Unrealized gain (loss) on investment	0.1	—
Cash flow hedge loss	(2.0)	(0.6)

Total Accumulated other comprehensive loss	(16.8)	(32.4)

Total Shareholders’ equity	$1,017.8	$1,015.5

     Additional paid-in capital has been reduced by $173.5 million in connection with the acquisition of common shares, offset by increases of $45.7 million of stock option activity, including tax benefits, and $8.1 million of stock-based compensation. Retained earnings includes an increase of $4.7 million in connection with the Company’s adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007 (see Note 7 — Income Taxes).
5. Comprehensive Income
     Total comprehensive income and its components are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Net income	$65.3	$47.6	$160.3	$128.9
Foreign currency translation adjustments	5.4	4.3	15.5	8.5
Change in pension liability adjustment, net of tax	0.5	—	1.4	—
Change in unrealized loss on investments, net of tax	0.2	0.6	0.1	0.4
Change in unrealized losses on cash flow hedges, net of tax	(0.5)	0.1	(1.4)	0.3

Comprehensive income	$70.9	$52.6	$175.9	$138.1

6. Earnings Per Share
     The following table sets forth the computation of earnings per share for the three and nine months ended September 30, 2007 and 2006 (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Net income	$65.3	$47.6	$160.3	$128.9

Weighted average number of common shares outstanding-Basic	58.3	60.3	59.1	60.5
Potential dilutive shares	0.9	0.8	0.8	0.8

Average number of shares outstanding -Diluted	59.2	61.1	59.9	61.3

Earnings per share of common stock:
-Basic	$1.12	$0.79	$2.71	$2.13

-Diluted	$1.10	$0.78	$2.68	$2.10

     For the three months ended September 30, 2007 and 2006, there were zero and 1.3 million, respectively, of common stock equivalents which are considered anti-dilutive and have been excluded from the calculation of diluted earnings per share. There were 0.3 million and 0.9 million, respectively, of common stock equivalents considered anti-dilutive for the first nine months of 2007 and 2006 and therefore excluded from the calculation of diluted earnings per share. In addition, the Company had 0.5 million of stock appreciation rights which were excluded from the calculation of diluted earnings per share in both the three months ended September 30, 2007 and 2006 and 0.8 million and 0.5 million, respectively, in the nine months ended September 30, 2007 and 2006, as the effect would be anti-dilutive.
7. Income Taxes
     On January 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 prescribes a recognition threshold and measurement framework for the financial statement treatment of tax contingencies. For any amount of benefit to be recognized, it must be determined that it is more-likely-than-not that a tax position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of benefit recognized is based on the Company’s assertion of the greatest amount more-likely-than-not to be sustained after a possible examination, including resolution of any related appeals or litigation processes. At adoption, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.
     As a result of the adoption of FIN 48, the Company recorded a $4.7 million net reduction in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of Retained earnings. As of January 1, 2007, the Company had $24.2 million of unrecognized tax benefits reflected in Other Non-Current Liabilities. Included in the balance at January 1, 2007 are $9.1 million of tax positions which, if in the future are determined to be recognizable, would affect the annual effective income tax rate. At September 30, 2007, the Company had $24.0 million of unrecognized tax benefits, of which $7.2 million of tax positions would affect the annual effective income tax rate if recognizable in the future.
     The Company’s policy is to record interest and penalties associated with the underpayment of income taxes within Provision for income taxes in the Condensed Consolidated Statement of Income. The Company had $4.2 million and $5.1 million as of January 1, 2007 and September 30, 2007, respectively, accrued for gross interest and penalties related to unrecognized tax benefits.
     The following tax years, by major jurisdiction, are still subject to examination by taxing authorities:

Jurisdiction	Open Years
United States	2004 — 2006
Canada	2003 — 2006
United Kingdom	2005 — 2006
     The Company expects that it will conclude the 2004 — 2005 Internal Revenue Service (“IRS”) audit within the next three to six months. The total amount of unrecognized tax benefits will be adjusted at the conclusion of this audit. At this time, an estimate of the range of any potential adjustment cannot be made. Also, based on the number of tax years currently under audit by the relevant state and foreign tax authorities, the Company anticipates that a number of these audits may be finalized within the next twelve months. However, based on the status of these examinations, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of any amount of such changes to previously recorded uncertain tax positions.
     The effective tax rate in the third quarter of 2007 was 23.8% compared to 30.2% in the comparable period of 2006. The lower rate in the quarter primarily reflects a favorable benefit from foreign operations and favorable tax return to provision adjustments resulting from the finalization of the 2006 federal tax return filed in the third quarter. The effective tax rate for the first nine months of 2007 was 27.1% compared to 30.0% in the first nine months of 2006. In addition to the third quarter adjustments noted above, the effective tax rates in both the third quarter and first nine months of 2007 versus the comparable periods of 2006 reflect a lower year-over-year annual effective tax rate estimate, due to inclusion in the 2007 tax rate estimate a benefit associated with the research and development tax credit which was not reflected in the first nine months of 2006. The research and development tax credit expired as of January 1, 2006, but was subsequently reinstated in the fourth quarter of 2006.
8. Segment Information
     The following table sets forth financial information by business segment (in millions):

					Operating Income
	Net Sales		Operating Income		as a % of Net Sales
	2007	2006	2007	2006	2007	2006
Three Months Ended September 30,
Electrical	$430.3	$431.8	$50.9	$41.4
Special charges	—	—	—	(0.7)

Total Electrical	430.3	431.8	50.9	40.7	11.8%	9.4%
Power	156.3	160.3	24.6	23.1	15.7%	14.4%
Industrial Technology	66.1	56.9	13.4	9.1	20.3%	16.0%

Total	$652.7	$649.0	$88.9	$72.9	13.6%	11.2%

Nine Months Ended September 30,
Electrical	$1,251.2	$1,242.2	$120.2	$109.4
Special charges	—	—	—	(3.8)

Total Electrical	1,251.2	1,242.2	120.2	105.6	9.6%	8.5%
Power	477.0	426.9	74.1	61.4	15.5%	14.4%
Industrial Technology	191.0	156.2	36.5	25.2	19.1%	16.1%

Total	$1,919.2	$1,825.3	$230.8	$192.2	12.0%	10.5%

     The 2006 segment operating income results have been adjusted to reflect the inclusion of stock-based compensation, consistent with the presentation in 2007.

9. Pension and Other Benefits
     The following table sets forth the components of pension and other benefits cost for the three and nine months ended September 30, (in millions):

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Three Months Ended September 30,
Components of net periodic benefit cost
Service cost	$4.1	$4.7	$0.1	$0.1
Interest cost	8.1	8.0	0.4	0.5
Expected return on plan assets	(10.6)	(9.9)	—	—
Amortization of prior service cost	(0.1)	(0.1)	—	(0.1)
Amortization of actuarial losses	0.5	0.9	—	0.1

Net periodic benefit cost	$2.0	$3.6	$0.5	$0.6

Nine Months Ended September 30,
Components of net periodic benefit cost
Service cost	$12.8	$14.3	$0.2	$0.3
Interest cost	24.4	24.0	1.3	1.5
Expected return on plan assets	(31.7)	(29.5)	—	—
Amortization of prior service cost	(0.3)	(0.3)	(0.1)	(0.2)
Amortization of actuarial losses	1.5	2.8	—	0.3

Net periodic benefit cost	$6.7	$11.3	$1.4	$1.9

Employer Contributions
     The Company contributed $15 million in the first quarter of 2007 to a domestic, qualified, defined benefit pension plan. No further contributions are expected to be made to any of the domestic, qualified, defined benefit pension plans in 2007. The Company anticipates contributing approximately $14 million to its foreign plans during 2007, of which $3.8 million has been contributed through September 30, 2007.

10. Guarantees
     The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.
     As of September 30, 2007, the Company had eighteen individual forward exchange contracts, each for the purchase of $1.0 million U.S. which have various expiration dates through September 2008. These contracts were entered into in order to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases. These contracts have been designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.
     The Company offers a product warranty which covers defects on most of its products. These warranties primarily apply to products that are properly used for their intended purpose, installed correctly, and properly maintained. The Company generally accrues estimated warranty costs at the time of sale. Estimated warranty expenses are based upon historical information such as past experience, product failure rates, or the number of units to be repaired or replaced. Adjustments are made to the product warranty cost accrual as claims are incurred or as historical experience indicates. The product warranty cost accrual is reviewed for reasonableness on a quarterly basis and is adjusted as additional information regarding expected warranty costs becomes known. Changes in the accrual for product warranties in the first nine months of 2007 are set forth below (in millions):

Balance at December 31, 2006	$4.2
Provision	2.3
Expenditures/other	(1.1)

Balance at September 30, 2007	$5.4

11. Subsequent Event
     On October 1, 2007, the Company acquired closely-held PCORE Electric Company, Inc. (“PCORE”) for approximately $49 million. Based in LeRoy, New York, PCORE is a leading manufacturer of high voltage condenser bushings with sales in 2006 of approximately $25 million. These products are used in the electric utility infrastructure to provide safe passage of electricity into and out of transformers. PCORE will be added to the Company’s Power segment.

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
     In 2006, we substantially completed our multi-year initiative to implement SAP software across our domestic businesses. In addition, 2006 marked the substantial completion of a multi-year, multi-phase program to integrate and rationalize our lighting businesses (“Lighting Program”), following the 2002 acquisition of Lighting Corporation of America. With these major initiatives substantially completed, management is focused on improving the Company’s operating margins and overall financial performance by leveraging the following critical activities:
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
Results of Operations
Summary of Consolidated Results (in millions, except per share data):

	Three Months Ended September 30				Nine Months Ended September 30
		% of		% of		% of		% of
	2007	Net sales	2006	Net sales	2007	Net sales	2006	Net sales
Net sales	$652.7		$649.0		$1,919.2		$1,825.3
Cost of goods sold	458.1		468.1		1,364.3		1,320.1

Gross profit	194.6	29.8%	180.9	27.9%	554.9	28.9%	505.2	27.7%
Selling & administrative expenses	105.7	16.2%	107.3	16.5%	324.1	16.9%	309.4	17.0%
Special charges	—	—	0.7	0.1%	—	—	3.6	0.2%

Operating income	88.9	13.6%	72.9	11.2%	230.8	12.0%	192.2	10.5%
Net Income	65.3	10.0%	47.6	7.3%	160.3	8.4%	128.9	7.1%
Earnings per share — diluted	$1.10		$0.78		$2.68		$2.10
Net Sales
     Net sales for the third quarter of 2007 of $652.7 million increased 1% compared to the third quarter of 2006. The increase was primarily due to selling price increases largely offset by the decline in residential market demand. We estimate that selling price increases added approximately three percentage points to quarter-over-quarter net sales. Net sales for the first nine months of 2007 increased 5% compared to the same period of 2006 due to higher selling prices and acquisitions, partially offset by lower residential product sales. We estimate that selling price increases and the acquisitions completed in 2006 accounted for approximately four and three percentage points, respectively, of the year-to-date 2007 net sales increase compared with the same period of 2006. The favorable impact of currency translation on sales was less than 1% in the third quarter and in the first nine months of 2007 versus the comparable periods of 2006.
     Sales to the residential market decreased approximately 9% and 14% in the third quarter and first nine months of 2007, respectively, compared to the same periods in 2006 primarily resulting from the decline in the U.S. housing market, partially offset by increased new product sales. Residential sales represented approximately 12% of the Company’s consolidated net sales for the first nine months of 2007.
Gross Profit
     The consolidated gross profit margin in the third quarter of 2007 increased to 29.8% compared to 27.9% in the third quarter of 2006. On a year-to-date basis, 2007 gross profit margin increased to 28.9% compared to 27.7% for the first nine months of 2006. The increases in both the quarter and year-to-date were primarily due to the favorable effects of higher selling prices in excess of commodity cost increases and productivity improvements, including lower freight and logistics costs. The level of improvement accelerated in the 2007 third quarter versus the first two quarters of the year primarily due to moderating commodity costs and higher levels of productivity. The gross profit margin improvement was broad based as all three segments contributed to the increase. These improvements in both the quarter and year-to-date versus the prior year were partially offset by the negative impact of an unfavorable product sales mix due to lower sales of higher margin residential products, unabsorbed factory costs due to lower production volumes and, particularly in the third quarter of 2007, costs associated with a quality issue related to a product in the Electrical segment.
Selling & Administrative Expenses (“S&A”)
     In the 2007 third quarter, S&A expenses as a percentage of sales and total S&A expenditures were lower than the comparable period of 2006 primarily resulting from our cost containment initiatives and lower employee benefits costs, due in part to lower employment levels. On a year-to-date basis versus 2006, S&A spending increased due mainly to the added S&A expenses of the two businesses acquired in the prior year. However, year-to-date S&A expense as a percentage of sales declined primarily due to cost containment efforts, lower spending in connection with the SAP implementation and lower employee benefits costs.
Special Charges
     Special charges recorded in the third quarter and first nine months of 2006 were $0.7 million and $3.8 million, respectively. All of these costs recorded in the prior year related to the Lighting Program, which was substantially completed in 2006. Total cost of the program from inception to-date is approximately $56 million of expense and $52 million of capital expenditures. As the program was substantially completed as of December 31, 2006, any remaining costs in 2007 are being reflected in S&A expense or Cost of goods sold in the Condensed Consolidated Statement of Income. The 2006 third quarter charge consisted of $0.5 million of an asset impairment charge to write-down to net realizable value certain equipment in the fluorescent lighting business and $0.2 million of transition and integration costs. The charge for the first nine months of 2006 consisted of severance and related employee benefits of $2.0 million, exit and integration costs of $1.1 million, $0.5 million of asset impairments and $0.2 million of inventory write-downs. The $0.2 million of inventory write-downs related to product rationalizations and was recorded within Cost of goods sold in the Condensed Consolidated Statement of Income. Charges recorded in 2006 primarily related to the consolidation of the manufacturing of commercial lighting fixture products.
Other Income/Expense
     In the third quarter and first nine months of 2007, interest expense increased versus the comparable periods in 2006 due to higher average outstanding commercial paper borrowings in 2007 compared to 2006. In the third quarter and first nine months of 2007, investment income decreased compared to the third quarter and first nine months of 2006 due to lower average investment balances. The increases in borrowings and lower average investment balances in the quarter and year-to-date are the result of funding two acquisitions in 2006 and higher amounts of share repurchases. Other Income, net was impacted by net foreign currency transaction gains in the first nine months of 2007 compared to net foreign currency transaction losses in the first nine months of 2006.
Income Taxes
     The effective tax rate in the third quarter of 2007 was 23.8% compared to 30.2% in the comparable period of 2006. The lower rate in the quarter primarily reflects a favorable benefit from our foreign operations and favorable tax return to provision adjustments resulting from the finalization of the 2006 federal tax return filed in the third quarter. The effective tax rate for the first nine months of 2007 was 27.1% compared to 30.0% in the first nine months of 2006. In addition to the third quarter adjustments noted above, the effective tax rates in both the third quarter and first nine months of 2007 versus the comparable periods of 2006 reflect a lower year-over-year annual effective tax rate estimate due to inclusion in the 2007 tax rate estimate a benefit associated with the research and development tax credit which was not reflected in the first nine months of 2006. The research and development tax credit expired as of January 1, 2006, but was subsequently reinstated in the fourth quarter of 2006.
Net Income and Earnings Per Share
     Net income and earnings per share increased in the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006. The increase in both net income and earnings per share reflects higher sales, including the impact of acquisitions, higher operating income and a lower tax rate, partially offset by higher net interest expense. In addition, the increase in earnings per share reflects a reduction in average shares outstanding in the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006 due to shares repurchased under our stock repurchase programs, net of employee stock option exercises.
Segment Results
Electrical

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In millions)		(In millions)
Net sales	$430.3	$431.8	$1,251.2	$1,242.2
Operating income	50.9	40.7	120.2	105.6
Operating margins	11.8%	9.4%	9.6%	8.5%
     Net sales in the Electrical segment were essentially unchanged in the third quarter and first nine months of 2007 versus the comparable periods in 2006 as higher sales of electrical products and wiring systems were offset by lower sales of residential lighting fixtures. Within the segment, sales of electrical products increased by approximately 10% in both the third quarter and first nine months of 2007 versus the comparable periods of 2006 due to strong demand for harsh and hazardous products and selling price increases. Sales of harsh and hazardous products increased approximately 20% in both the third quarter and first nine months of 2007 versus the comparable periods of 2006 primarily due to higher oil and gas project shipments related to strong market conditions worldwide. Wiring systems experienced higher sales in the third quarter and first nine months of 2007 versus the comparable periods of 2006 due to increased new product sales and higher selling prices. However, the pace of growth slowed in the 2007 third quarter due in part to a quality issue related to a product which we believe was resolved in October 2007. Sales of residential lighting fixture products were lower by approximately 16% and 22% in the third quarter and first nine months of 2007, respectively, versus the comparable periods of 2006 as a result of a decline in the U.S. residential construction market. Overall for the segment, higher selling prices in both the third quarter and first nine months of 2007 increased net sales by approximately three percentage points versus the comparable periods of 2006.
     Operating income and operating margin in the segment improved in both the third quarter and first nine months of 2007 versus the comparable periods of 2006 primarily due to selling price increases in excess of commodity cost increases, productivity gains and lower costs, including employee benefits, special charges and SAP implementation cost reductions. These improvements were partially offset by overall lower shipments, including shipments of higher margin residential lighting fixture products, higher unabsorbed factory costs and, quarter-over-quarter, costs associated with a 2007 third quarter quality issue related to a product. For the third quarter and first nine months of 2007 versus the same periods of the prior year, we estimate that selling price increases exceeded commodity cost increases driven by higher price realization within each of our businesses. The favorable cost increase to selling price increase spread improved in the 2007 third quarter versus the previous 2007 quarters due to moderating commodity costs and modestly higher levels of realized price. In addition, productivity improvements including lower freight and logistics costs, strategic sourcing initiatives and completed actions within our Lighting Program benefited results in both periods of 2007.
Power

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In millions)		(In millions)
Net sales	$156.3	$160.3	$477.0	$426.9
Operating income	24.6	23.1	74.1	61.4
Operating margins	15.7%	14.4%	15.5%	14.4%

     Net sales in the Power segment decreased 2% in the 2007 third quarter compared to the third quarter of 2006. The sales decrease in the quarter was primarily due to softer market conditions resulting in lower current demand, mainly from the distribution segment of domestic utility customers. Lower demand was influenced by higher than normal product inventories in the channel, lower storm related orders, and the effect of the soft housing market. Lower levels of shipments were partially offset by higher selling prices. For the first nine months of 2007, net sales in the segment increased 12% compared with the same period of 2006 as a result of an acquisition and selling price increases. The Hubbell Lenoir City, Inc. acquisition completed in the second quarter of 2006 accounted for approximately two-thirds of the sales increase for the first nine months of 2007 versus the comparable period of 2006. Price increases were implemented across most product lines throughout 2006 and into 2007 where costs have risen due to increased metal and energy costs. We estimate that price increases added approximately four and six percentage points to sales in the third quarter and first nine months of 2007, respectively, versus the comparable periods of 2006. Operating income and margin increased in the third quarter and first nine months of 2007 versus the comparable periods of 2006. The Hubbell Lenoir City acquisition contributed approximately one-third of the operating income increase in the first nine months of 2007 versus the comparable period of 2006. In addition, higher selling prices in excess of commodity cost increases, lower costs from strategic sourcing and favorable product sales mix all benefited 2007 results.
Industrial Technology

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In millions)		(In millions)
Net sales	$66.1	$56.9	$191.0	$156.2
Operating income	13.4	9.1	36.5	25.2
Operating margins	20.3%	16.0%	19.1%	16.1%
     Net sales in the Industrial Technology segment increased 16% and 22%, respectively, in the third quarter and first nine months of 2007 versus the comparable periods in 2006. The increase in both the quarter and first nine months of 2007 was primarily due to the impact of an acquisition in 2006 and selling price increases. We acquired Austdac Pty Ltd. (“Austdac”) in November 2006 which accounted for approximately three-quarters of the sales increase in the third quarter and one-half of the first nine month’s increase versus the comparable periods of 2006. In addition, we estimate that selling price increases accounted for approximately four percentage points of the sales increase in the third quarter and three percentage points of the first nine month’s increase versus the comparable periods of 2006. Favorable foreign currency exchange rate changes increased net sales by approximately two percentage points in both the 2007 third quarter and year-to-date versus 2006. These increases were partially offset in the third quarter of 2007 compared to the third quarter of 2006 by modestly lower unit volumes primarily due to the timing of project shipments. Operating income and margins increased in both the third quarter and first nine months of 2007 versus the comparable periods of 2006 as a result of selling price increases in excess of commodity cost increases, an improved mix of higher margin new product sales and productivity improvements. In addition, the Austdac acquisition contributed approximately one-third of the operating income increase in both the third quarter and first nine months of 2007 versus the comparable periods of 2006.
OUTLOOK
     Our outlook for 2007 in key areas is as follows:
Sales
     We expect overall growth in 2007 net sales versus 2006 to be in a range of 5%-6%. Sales increases compared to 2006 are expected to be led by our Power and Industrial Technology segments, while the Electrical segment should experience more modest growth primarily due to significantly lower residential lighting fixture sales. The impact of selling price increases should comprise approximately four percentage points of the year-over-year sales growth. The full year impact of our 2006 acquisitions is expected to comprise two percentage points of these amounts. Excluding residential product sales, modest overall unit volume increases are anticipated.
Operating Results
     Full year 2007 operating profit margin is expected to increase by approximately 200 basis points compared to 2006. Several key initiatives have and should continue to benefit operating margins including the expansion of global product sourcing, improved productivity in logistics and in our factories and the substantial completion of our 2006 key initiatives. In addition, we expect that selling price increases in 2006 as well as additional announced increases in 2007 will exceed higher levels of raw material commodity costs and higher energy related costs. However, commodity and energy costs are expected to remain volatile and further increases in these costs in 2007 may not be fully offset with price increases.
Taxation
     We estimate the effective tax rate in 2007 will be approximately 27.5% compared with 28.6% reported in 2006, excluding any potential settlements associated with the completion of tax examinations.
Earnings Per Share
     Earnings per diluted share is expected to be in the range of $3.35 — $3.45.
Cash Flow
     We expect to increase working capital efficiency in 2007 primarily as a result of improvements in the procurement and management of inventory levels. Capital spending in 2007 is expected to be approximately $60-$65 million. We expect spending from a combination of share repurchases and/or acquisitions in 2007 to approximate $225-$325 million. Free cash flow (defined as cash flow from operations less capital spending) in 2007 is expected to be in the range of $225-$240 million.
Growth
     Our growth strategy contemplates acquisitions in our core businesses. This is evidenced by our 2006 acquisitions as well as the acquisition of PCORE in October 2007. The rate and extent to which appropriate acquisition opportunities become available, acquired companies are integrated and anticipated cost savings are achieved can affect our future results. Actual spending may vary depending upon the timing and availability of appropriate acquisition opportunities.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Nine Months Ended
	September 30
	2007	2006
	(In Millions)
Net cash provided by (used in):
Operating activities	$221.2	$82.9
Investing activities	(44.1)	(17.3)
Financing activities	(138.2)	(122.3)
Effect of foreign currency exchange rate changes on cash and cash equivalents	2.3	1.0

Net change in cash and cash equivalents	$41.2	$(55.7)

     Cash provided by operating activities for the nine months ended September 30, 2007 increased versus the comparable period in 2006 primarily as a result of lower working capital and higher profitability. Working capital changes during the first nine months of 2007 provided cash of $38.4 million compared to a use of cash for working capital of $108.7 million in the first nine months of the prior year. The lower level of working capital primarily consists of decreases in inventory in the first nine months of 2007 compared to the first nine months of 2006. Cash from operations includes the impact of a $15 million cash contribution made in the first quarter of 2007 to a domestic, qualified, defined benefit pension plan.
     Investing activities used cash of $44.1 million in the first nine months of 2007 compared to cash used of $17.3 million during the comparable period in 2006. In the first nine months of 2007, cash expended for acquisitions and capital expenditures were lower compared to the first nine months of 2006. However, in 2006 this spending was partially offset by net proceeds from the sale of investments. Financing activities used cash of $138.2 million in the first nine months of 2007 compared to a use of $122.3 million during the comparable period in 2006 due to higher share repurchases partially offset by higher commercial paper borrowings, higher proceeds from stock option exercises and lower debt repayments.

Investments in the Business
     Investments in our business include both normal expenditures required to maintain the operations of our equipment and facilities as well as expenditures in support of our strategic initiatives.
     In the first nine months of 2007, we used cash of $44.6 million for capital expenditures, of which $13.3 million was spending in connection with the new lighting headquarters.
     In the first nine months of 2007, we spent $2.9 million on acquisitions. This amount includes the acquisition of a small Brazilian manufacturer in the Power segment and an adjustment to the purchase price of Austdac which was acquired in the fourth quarter of 2006 and is included in the Industrial Technology segment. In the first nine months of 2006, we spent $117.4 million related to the acquisition of Hubbell Lenoir City, Inc. which is included in the Power segment.
     In February 2006, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $100 million of the Company’s Class A and Class B Common Stock. The February 2006 program was completed in May 2007. In February 2007, the Board of Directors approved a new stock repurchase program and authorized the repurchase of up to an additional $200 million of Class A and Class B Common Stock to be completed over a two year period. This program was implemented upon completion of the February 2006 program. Stock repurchases are being implemented through open market and privately negotiated transactions. We have spent $173.5 million on the repurchase of common shares in the first nine months of 2007. As of September 30, 2007, a total of $77.1 million remains authorized for future repurchases under the 2007 program.
Debt to Capital
     Net Debt, as defined below, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider Net Debt to be more appropriate than Total Debt for measuring our financial leverage as it better measures our ability to meet our funding needs.

	September 30,	December 31,
	2007	2006
	(In Millions)
Total Debt	$268.7	$220.2
Total Shareholders’ Equity	1,017.8	1,015.5

Total Capital	$1,286.5	$1,235.7

Debt to Total Capital	21%	18%
Cash and Investments	$123.4	$81.5
Net Debt (Total debt less cash and investments)	$145.3	$138.7
     The ratio of debt to total capital at September 30, 2007 increased to 21% compared with 18% at December 31, 2006 primarily due to higher levels of short-term borrowings.
     At September 30, 2007, Short-term debt of $69.3 million in our Condensed Consolidated Balance Sheet consisted of commercial paper.
     At September 30, 2007 and December 31, 2006, Long-term debt in our Condensed Consolidated Balance Sheet consisted of $200 million, excluding unamortized discount, of senior notes which mature in 2012. These notes are fixed rate indebtedness, are not callable and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at September 30, 2007.
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
     At September 30, 2007 all of our $200 million committed bank credit facility was available for borrowing. Although not the principal source of liquidity, we believe our credit facility is capable of providing significant financing flexibility at reasonable rates of interest. However, a significant deterioration in the results of our operations or cash flows, leading to deterioration in financial condition, could either increase our borrowing costs or restrict our ability to borrow. We have not entered into any other guarantees that could give rise to material unexpected cash requirements.
     We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2006. Since December 31, 2006, there were no material changes to our contractual obligations, except for amounts related to unrecognized tax benefits. As discussed in our Notes to Condensed Consolidated Financial Statements, we adopted the provisions of FIN 48 as of January 1, 2007. As of September 30, 2007, we had $24.0 million of unrecognized tax benefits for which we are unable to make a reasonably reliable estimate as to the timing of cash settlement with a taxing authority.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. As noted throughout Management’s Discussion and Analysis, we have seen significant increases in the cost of certain raw materials and components used in our products. In addition, the Company’s procurement strategy continues to emphasize an increased level of purchases from international locations, primarily China and India, which subjects the Company to increased political and foreign currency exchange risk. Changes in the Chinese government’s policy regarding the value of the Chinese currency versus the U.S. dollar has not had any significant impact on our financial condition, results of operations or cash flows. However, strengthening of the Chinese currency could increase the cost of the Company’s products procured from this country. There has been no significant change in the Company’s strategies to manage these exposures during the first nine months of 2007. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ending December 31, 2006.
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
     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
     In February 2006, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $100 million of the Company’s Class A and Class B Common Stock. The February 2006 program was completed in May 2007. In February 2007, the Board of Directors approved a new stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock to be completed over a two year period. This program was implemented upon completion of the February 2006 program. Stock repurchases are being implemented through open market and privately negotiated transactions. The status of this plan is listed below:

						Approximate
					Total	Dollar Value of
					Number of	Shares
	Total		Total		Shares	that May Yet Be
	Number of		Number of		Purchased as	Purchased
	Class A		Class B		Part of Publicly	Under
	Shares	Average	Shares	Average	Announced	the 2007
	Purchased	Price Paid per	Purchased	Price Paid per	Program	Program
Period	(000’s)	Class A Share	(000’s)	Class B Share	(000’s)	(000’s)
Balance as of June 30, 2007						$161,900
July 2007	49	$56.45	429	$56.17	478	135,000
August 2007	150	57.41	553	54.33	703	96,300
September 2007	77	55.39	284	52.58	361	77,100

Total for the quarter ended September 30, 2007	276	$56.68	1,266	$54.56	1,542	$77,100
     In connection with the Company’s previously announced stock repurchase programs, in August 2006, May 2007, and August 2007 the Company established prearranged repurchase plans (“10b5-1 Plans”) intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Exchange Act. The 10b5-1 Plans facilitate the ongoing repurchase of the Company’s common stock by permitting the Company to repurchase shares during times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed blackout periods.
     Under the August 2006 10b5-1 Plan, a broker appointed by the Company had the authority to repurchase, without further direction from the Company, up to 750,000 shares of Class A Common Stock and up to 750,000 shares of Class B Common Stock during the period August 4, 2006 through August 3, 2007. The Company has repurchased all 750,000 shares of Class B Common Stock authorized and has repurchased 386,588 shares of Class A Common Stock through the expiration of this plan on August 3, 2007.
     Under the May 2007 10b5-1 Plan, a broker appointed by the Company had the authority to repurchase, without further direction from the Company, up to 1,500,000 shares of Class B Common Stock during the period commencing on May 1, 2007 and expiring on November 1, 2007, subject to conditions specified in the 10b5-1 Plan and unless earlier terminated. The Company has repurchased all of the 1,500,000 shares of its Class B Common Stock authorized under this plan as of September 30, 2007.
     Under an August 2007 10b5-1 Plan a broker appointed by the Company has the authority to repurchase, without further direction from the Company, up to 750,000 shares of Class A Common Stock during the period commencing August 3, 2007 and expiring on August 2, 2008. The Company has repurchased 137,280 shares of Class A Common Stock through September 30, 2007.
     As of September 30, 2007, both the August 2006 and May 2007 10b5-1 Plans have expired. Depending upon market conditions, the Company may continue to conduct discretionary repurchases of common stock through open market and in privately negotiated transactions during normal trading windows.

ITEM 6. EXHIBITS
EXHIBITS

Number	Description

10a†*	Hubbell Incorporated Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2005.

10f*	Hubbell Incorporated Deferred Compensation Plan for Directors, as amended and restated effective as of January 1, 2005.

10h†*	Hubbell Incorporated Key Employee Supplemental Medical Plan, as amended and restated effective as of January 1, 2005.

10i*	Hubbell Incorporated Retirement Plan for Directors, as amended and restated effective as of January 1, 2005.

10o†*	Hubbell Incorporated Policy for Providing Severance Payments to Key Managers, as amended and restated effective as of September 12, 2007.

10w†*	Hubbell Incorporated Top Hat Restoration Plan, as amended and restated effective as of January 1, 2005.

10.jj†*	Hubbell Incorporated Executive Deferred Compensation Plan, effective January 1, 2008

10.kk*	Hubbell Incorporated Supplemental Management Retirement Plan, effective as of September 12, 2007.

31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith

†	This exhibit constitutes a management contract, compensatory plan, or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 26, 2007	HUBBELL INCORPORATED

/s/ David G. Nord	/s/ Gregory F. Covino

David G. Nord
Senior Vice President and Chief Financial Officer	Gregory F. Covino
Vice President, Controller (Chief Accounting Officer)