Form 10-K
period 2007-12-31
HUBBELL INC
filed 2008-02-25
CIK 48898

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was $2,960,581,836*. The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of February 15, 2008 was 7,291,918 and 49,632,169, respectively.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the annual meeting of shareholders scheduled to be held on May 5, 2008, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.

*	Calculated by excluding all shares held by Executive Officers and Directors of registrant and the Louie E. Roche Trust, the Harvey Hubbell Trust, the Harvey Hubbell Foundation and the registrant’s pension plans, without conceding that all such persons or entities are “affiliates” of registrant for purpose of the Federal Securities Laws.

HUBBELL INCORPORATED

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2007

		Page

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	9
Item 2.	Properties	10
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
	Executive Officers of the Registrant	11

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
Item 6.	Selected Financial Data	16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 8.	Financial Statements and Supplementary Data	38
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	77
Item 9A.	Controls and Procedures	77
Item 9B.	Other Information	77

PART III
Item 10.	Directors and Executive Officers of the Registrant	77
Item 11.	Executive Compensation	78
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	78
Item 13.	Certain Relationships and Related Transactions	78
Item 14.	Principal Accountant Fees and Services	78

PART IV
Item 15.	Exhibits and Financial Statement Schedule	79
EX-10.F: DEFERRED COMPENSATION PLAN
EX-10.1: AMENDED AND RESTATED CONTINUITY AGREEMENT
EX-10.3: AMENDED AND RESTATED CONTINUITY AGREEMENT
EX-10.4: AMENDED AND RESTATED CONTUNUITY AGREEMENT
EX-10.U: AMENDED AND RESTATED CONTINUITY AGREEMENT
EX-10.V: AMENDED AND RESTATED CONTINUITY AGREEMENT
EX-10.AA: AMENDED AND RESTATED CONTINUITY AGREEMENT
EX-10.CC: AMENDED AND RESTATED CONTINUITY AGREEMENT
EX-10.9.1: FIRST AMENDMENT, FOR SENIOR MANAGEMENT PLANS TRUST AGREEMENT
EX-10.10.1: FIRST AMENDMENT, FOR NON-EMPLOYEE DIRECTOR PLANS TRUST AGREEMENT
EX-10.GG: AMENDED AND RESTATED CONTINUITY AGREEMENT
EX-10.LL: CONTINUITY AGREEMENT
EX-10.MM: TRUST AGREEMENT
EX-10.NN: AMENDMENT TO AMENDED AND RESTATED SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
EX-10.OO: AMENDMENT TO AMENDED AND RESTATED CONTINUITY AGREEMENT
EX-10.PP: AMENDMENT TO AMENDED AND RESTATED CONTINUITY AGREEMENT
EX-10.QQ: AMENDMENT TO AMENDED AND RESTATED CONTINUITY AGREEMENT
EX-21: SUBSIDIARIES
EX-23: CONSENT OF PRICEWATERHOUSECOOPERS LLP.
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I

Item 1.	Business

Hubbell Incorporated (herein referred to as “Hubbell”, the “Company”, the “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries as the context may require) was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Hubbell is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, Mexico, Italy, the United Kingdom, Brazil and Australia. Hubbell also participates in joint ventures in Taiwan and the People’s Republic of China, and maintains sales offices in Singapore, the People’s Republic of China, Mexico, South Korea, and the Middle East.

For management reporting and control, the businesses are divided into three segments: Electrical, Power and Industrial Technology, as described below. Reference is made to Note 20 — Industry Segments and Geographic Area Information in the Notes to Consolidated Financial Statements.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of the Company’s website at http://www.hubbell.com as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

In October 2007, the Company acquired PCORE Electric Company, Inc. (“PCORE”) for approximately $50 million. PCORE is a leading manufacturer of high voltage condenser bushings. These products are used in the electric utility infrastructure. PCORE has been included in the Power segment.

ELECTRICAL SEGMENT

The Electrical segment (65%, 67% and 71% of consolidated revenues in 2007, 2006 and 2005, respectively) is comprised of businesses that sell stock and custom products including standard and special application wiring device products, lighting fixtures and controls, fittings, switches, outlet boxes, enclosures, wire management products and voice and data signal processing components. The products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians, and telecommunications companies. Certain lighting fixtures, wiring devices and electrical products also have residential applications. These products are primarily sold through electrical and industrial distributors, home centers, some retail and hardware outlets, and lighting showrooms. Special application products are sold primarily through wholesale distributors to contractors, industrial customers and original equipment manufacturers (“OEMs”). Hubbell maintains a sales and marketing organization to assist potential users with the application of certain products to their specific requirements, and with architects, engineers, industrial designers, OEMs and electrical contractors for the design of electrical systems to meet the specific requirements of industrial, institutional, commercial and residential users. Hubbell is also represented by sales agents for its lighting fixtures and controls, electrical wiring devices, boxes, enclosures, and fittings products lines.

Electrical Wiring Devices

Hubbell designs, manufactures and sells wiring devices which are supplied principally to industrial, commercial, institutional and residential customers. These products, comprising several thousand catalog items, include items such as:

• Cable/cord reels	• Pin & sleeve devices	• Service poles
• Connectors	• Marine products	• Surge suppression devices
• Floor boxes/poke throughs	• Mesh grips	• Switches & dimmers
• Ground fault devices	• Occupancy/vacancy sensors	• Switched enclosures

These products, sold under the Hubbell®, Kellems®, Bryant®, Gotcha® Dua-Pull®, and Circuit Guard® trademarks, are sold to industrial, commercial, utility and residential markets. Hubbell also manufactures TVSS (transient voltage surge suppression) devices, under the Spikeshield® trademark, which are designed to protect electronic equipment such as personal computers and other supersensitive electronic equipment.

Hubbell also manufactures and/or sells components designed for use in local and wide area networks and other telecommunications applications supporting high-speed data and voice signals.

Outlet Boxes, Enclosures and Fittings

Hubbell manufactures and/or sells outlet boxes, enclosures and fittings under the following trademarks:

•	Raco®- steel and plastic boxes, covers, metallic and nonmetallic electrical fittings and floor boxes

•	Bell®- outlet boxes, a wide variety of electrical boxes, covers, combination devices, lampholders and lever switches with an emphasis on weather-resistant types suitable for outdoor applications

•	Wiegmann®- a full-line of fabricated steel electrical equipment enclosures such as rainproof and dust-tight panels, consoles and cabinets, wireway and electronic enclosures and a line of non-metallic electrical equipment enclosures

Lighting Fixtures and Controls

Hubbell manufactures and sells lighting fixtures and controls for indoor and outdoor applications within three categories: Commercial/Institutional and Industrial Outdoor, Commercial/Institutional and Industrial Indoor, and Residential.

Commercial/Institutional and Industrial Outdoor products are sold under a number of brand names and trademarks, including Sterner®, Devine®, Kim Lighting®, Securitytm, Spauldingtm, Whitewaytm, Sportsliter®, Architectural Area Lighting, Hubbell Outdoor Lighting and Lightscaper® and include:

• Bollards • Canopy light fixtures • Decorative landscaping fixtures • Fixtures used to illuminate athletic and recreational fields • Floodlights and poles	• Inverter power systems • Pedestrian zone, path/egress, landscape, building and area lighting fixtures and poles • Series fixtures • Signage fixtures • Flood/step/wall mounted lighting

Commercial/Institutional and Industrial Indoor products are sold under the Aleratm, Columbia Lighting®, Prescolite®, Dual-Lite®, Hubbell Industrial Lighting, Chalmittm, Victortm and Killark® trademarks and include:

• Architectural and specification and commercial grade fluorescent fixtures • Emergency lighting/exit signs • Fluorescent high bay fixtures • High intensity discharge high bay and low bay fixtures	• International Electrotechnical Commission lighting fixtures designed for hazardous, hostile corrosive applications

•   Inverter power systems

•   Recessed, surface mounted and track fixtures

• Specification grade light-emitting diodes (“LED”) fixtures

Residential products, sold under the Progress Lighting® trademark, include:

• Bath/vanity fixtures and fans • Ceiling fans • Chandeliers, sconces, directionals • Close to ceiling fixtures • Dimmers and door chimes	• Linear fluorescent • Outdoor and landscape fixtures • Residential LED fixtures • Track and recessed lighting • Under-cabinet lighting

Products for Harsh and Hazardous Locations

Hubbell’s special application products are intended to protect the electrical system from the environment and/or the environment from the electrical system. Harsh and hazardous locations are those areas (as defined and classified by the National Electrical Code and other relevant standards) where a potential for fire and explosion exists due to the presence of flammable gasses, vapors, combustible dust and fibers. Such classified areas are typically found in refineries, offshore oil and gas platforms, petro-chemical plants, pipelines, dispensing facilities, grain elevators and related processing areas. These products are sold under a number of brand names and trademarks, such as Killark®, Disconex®, HostileLite® and Hawketm and include:

• Cable connectors, glands and fittings • Conduit raceway fittings • Electrical distribution equipment • Electrical motor controls	• Enclosures • Junction boxes, plugs, receptacles • Lighting fixtures • Switches

Telecommunications Products

Hubbell designs, manufactures and sells products that provide a broad range of communications access solutions. These products are sold primarily to telephone and telecommunications companies, local exchange carriers, companies with private networks and internet service providers. Sold under the Pulsecom® trademark, these products include: voice and data signal processing, channel cards, telephone/data connectors, patch cords, and a variety of high speed fiber optic interconnect components.

POWER SEGMENT

The Power segment (25%, 24% and 22% of consolidated revenues in 2007, 2006 and 2005, respectively) consists of operations that design and manufacture various transmission, distribution, substation and telecommunications products used by the utility industry. In addition, certain of these products are used in the civil construction and transportation industries. Products are sold to distributors and directly to users such as electric utilities, mining operations, industrial firms, construction and engineering firms. While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a decrease in purchases by public utilities does affect this category.

Electrical Transmission and Distribution Products

Hubbell manufactures and sells a wide variety of electrical transmission and distribution products. These products are sold under a number of brand names and trademarks, such as Ohio Brass®, Chance®, Anderson®, Fargo®, Hubbell®, Polycast®, Quazite®, and PCORE® and include:

• Aluminum transformer equipment mounts • Arresters • Automatic line splices • Cable elbow terminations and accessories • High voltage condenser bushings • Hot line taps • Insulators	• Mechanical and compression electrical connectors and tools

•   Pole line and tower hardware

•   Polymer concrete in-ground enclosures, equipment pads and special drain products

•   Specialized insulated hot line tools

• Switches, cutouts and sectionalizers

Construction Materials

Hubbell also manufactures and sells under the Chance® trademark products that include:

•	Line construction materials including power-installed foundation systems and earth anchors to secure overhead power and communications line poles, guyed and self-supporting towers, streetlight poles and pipelines. Additionally, helical pier foundation systems are used to support homes and buildings, and earth anchors are used in a variety of farm, home and construction projects including tie-back applications.

•	Pole line hardware, including galvanized steel fixtures and extruded plastic materials used in overhead and underground line construction, connectors, fasteners, pole and cross arm accessories, insulator pins, mounting brackets and related components, and other accessories for making high voltage connections and linkages.

•	Construction tools and accessories for building overhead and underground power and telephone lines.

Hubbell also manufactures and sells helical and resistance piering products under the Atlas Systems, Inc® trademark.

INDUSTRIAL TECHNOLOGY SEGMENT

The Industrial Technology segment (10%, 9% and 7% of consolidated revenues in 2007, 2006 and 2005, respectively) consists of operations that design and manufacture a variety of high voltage test and measurement equipment, industrial controls and communications systems used in the commercial, industrial and telecommunications markets. These products are primarily found in the oil and gas (onshore and offshore), mining, manufacturing and transportation industries.

Products are sold primarily through direct sales and sales representatives to contractors, industrial customers and OEMs throughout the world, with the exception of high voltage test and measurement equipment, which is sold primarily by direct sales to customers through its sales engineers and independent sales representatives throughout the world.

High Voltage Test and Measurement Equipment

Hubbell manufactures and sells, under the Hipotronics®, Haefelytm and Tettex® trademarks, a broad line of high voltage test and measurement systems to test materials and equipment used in the generation, transmission and distribution of electricity, and high voltage power supplies and electromagnetic compliance equipment for use in the electrical and electronic industries.

Industrial Controls

Hubbell manufactures and sells a variety of heavy-duty electrical and radio control products which have broad application in the control of industrial equipment and processes. These products range from standard and specialized industrial control components to combinations of components that control industrial manufacturing processes.

Under the Gleason Reel® trademark, Hubbell manufactures industrial-quality cable management products including a full line of electric cable and hose reels and ergonomic workstation solutions.

Harsh and Hazardous Equipment

Hubbell manufactures and sells specialized communications systems designed to withstand rugged, arduous, vandal-resistant, and hazardous environments. Sold under the brands and trademarks GAI-Tronics®, FEMCO®, DAC® and Elemectm, products include intra-facility communications and public address systems, telephone systems and land mobile radio peripherals.

Other products manufactured and sold for use primarily in the mining industry under the trademark Austdactm include material handling, conveyer control and monitoring equipment, gas detection equipment, emergency warning lights and sounders.

INFORMATION APPLICABLE TO ALL GENERAL CATEGORIES

International Operations

The Company has several operations located outside of the United States. These operations manufacture and/or market Hubbell products in the following countries and service the following segments:

Chalmit Lighting and Hawke International are located in the United Kingdom (“UK”). These operations manufacture and/or sell products within the Electrical segment.

GAI-Tronics and GAI-Tronics S.r.l., located in the UK and Italy respectively, manufacture and/or market specialized communication systems designed to withstand harsh and hazardous environments. These products are sold within the Industrial Technology segment.

Hubbell Canada LP and Hubbell de Mexico, S.A. de C.V. market and sell a variety of products across most of the business segments. Hubbell Canada LP also designs and manufactures electrical outlet boxes, metallic wall plates and related accessories.

Hawke Asia Pacific, Pte. Ltd. in Singapore markets products within the Electrical segment.

Haefely Test, AG in Switzerland designs and manufactures high voltage test and instrumentation systems within the Industrial Technology segment.

In Brazil, Hubbell manufactures, markets and sells under the Delmartm trademark products used in the electric utility transmission and distribution industries. These products are sold primarily in Latin America and are included in the Power segment.

Austdac Pty. Limited, based in Australia, manufactures a variety of products used in harsh and hazardous applications including material handling, conveyor control and monitoring equipment, gas detection equipment, voice communications systems and emergency warning lights and sounders. Austdac distributes to various industries, but primarily to the coal mining industry. These products are sold within the Industrial Technology segment.

Hubbell also manufactures lighting products, weatherproof outlet boxes and fittings, and power products in its factories in Juarez and Tijuana, Mexico.

As a percentage of total sales, international shipments from foreign operations directly to third parties were 14% in 2007, 13% in 2006 and 11% in 2005 with the Canadian and United Kingdom markets representing approximately 27% and 36%, respectively, of the 2007 total. See also Note 20-Industry Segments and Geographic Area Information within the Notes to Consolidated Financial Statements.

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

Working Capital

Inventory, accounts receivable and accounts payable levels, payment terms and, where applicable, return policies are in accordance with the general practices of the electrical products industry and standard business procedures. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Backlog

Backlog of orders believed to be firm at December 31, 2007 was approximately $246.4 million compared to $211.3 million at December 31, 2006. The increase in the backlog in 2007 is attributable to increased order levels in the Electrical and Industrial Technology segments and the backlog associated with PCORE, acquired in 2007. A majority of the backlog is expected to be shipped in the current year. Although this backlog is important, the majority of Hubbell’s revenues result from sales of inventoried products or products that have short periods of manufacture.

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

Research, Development & Engineering

Research, development and engineering expenditures represent costs incurred in the experimental or laboratory sense aimed at discovery and/or application of new knowledge in developing a new product or process, or in bringing about significant improvement in an existing product or process. Research, development and engineering expenses are recorded as a component of Cost of goods sold. Expenses for research, development and engineering were less than 1% of Cost of goods sold for each of the years 2005, 2006 and 2007.

Environment

The Company is subject to various federal, state and local government requirements relating to the protection of employee health and safety and the environment. The Company believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury to its employees and its customers’ employees and that the handling, manufacture, use and disposal of hazardous or toxic substances are in accord with environmental laws and regulations.

Like other companies engaged in similar businesses, the Company has incurred or acquired through business combination remedial response and voluntary cleanup costs for site contamination and is a party to product liability and other lawsuits and claims associated with environmental matters, including past production of product containing toxic substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future. However, considering past experience, insurance coverage and reserves, the Company does not anticipate that these matters will have a material impact on earnings, capital expenditures, or competitive position. See also Note 15 — Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Employees

As of December 31, 2007, Hubbell had approximately 11,500 salaried and hourly employees of which approximately 7,500 of these employees or 65% are located in the United States. Approximately 2,900 of these U.S. employees are represented by nineteen labor unions. Hubbell considers its labor relations to be satisfactory.

Item 1A.	Risk Factors

Our business, operating results, financial condition, and cash flows may be impacted by a number of factors including, but not limited to those set forth below. Any one of these factors could cause our actual results to vary materially from recent results or future anticipated results. See also Item 7. Management’s Discussion and Analysis — “Executive Overview of the Business”, “Outlook”, and “Results of Operations”.

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

Our businesses operate in several market segments including commercial, industrial, residential, utility and telecommunications. Operating results can be negatively impacted by volatility in these markets. Future downturns in any of the markets we serve could also adversely affect our overall sales and profitability.

We source products and materials from various suppliers located in countries throughout the world. A disruption in the availability, price, or quality of these products could impact our operating results.

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

We rely on our suppliers in low cost countries to produce high quality materials, components and finished goods according to our specifications. Although we have quality control procedures in place, there is a risk that products may not meet our specifications which could impact the ability to ship high quality products to our customers on a timely basis and this could adversely impact our results of operations.

We engage in acquisitions and strategic investments and may encounter difficulty in obtaining appropriate acquisitions and in integrating these businesses.

We have pursued and will continue to seek potential acquisitions and other strategic investments to complement and expand our existing businesses within our core markets. The rate and extent to which appropriate acquisitions become available may impact our growth rate. The success of these transactions will depend on our ability to integrate these businesses into our operations. We may encounter difficulties in integrating acquisitions into our operations and in managing strategic investments. Therefore, we may not realize the degree or timing of the benefits anticipated when we first enter into a transaction.

Our operating results may be impacted by actions related to our enterprise-wide business system initiative.

Our implementation of SAP software throughout most of our domestic businesses is substantially complete. We continue to work on standardization of business processes and better utilization and understanding of the system. Based upon the complexity of this system, there is risk that we will continue to incur additional costs to enhance the system, perform process reengineering and perform future implementations at our remaining businesses. Any future reengineering or implementations could result in operating inefficiencies which could impact our operating results or our ability to perform necessary business transactions. These risks could adversely impact our operating results.

A deterioration in the credit quality of our customers could have a material adverse effect on our operating results and financial condition.

We have an extensive customer base of distributors and wholesalers, electric utilities, OEMs, electrical contractors, telecommunications companies, and retail and hardware outlets. We are not dependent on a single customer, however, our top 10 customers account for approximately 30% of our total accounts receivable. A deterioration in credit quality of several major customers could adversely affect our results of operations, financial condition and cash flows.

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

Hubbell’s manufacturing and warehousing facilities, classified by segment, are located in the following areas. The Company believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

				Total Approximate Floor
		Number of Facilities		Area in Square Feet
Segment	Location	Warehouses	Manufacturing	Owned		Leased

Electrical segment	Arkansas	1	1	73,100		—
	California	2	4	96,000		570,000
	Canada	1	1	178,700		—
	Connecticut		1	144,500		—
	Georgia		1	57,100		—
	Illinois	3	2	255,000		366,600
	Indiana		1	314,800		—
	Mexico	1	2	542,300	(1)	43,300
	Missouri	1	1	150,100		44,000
	North Carolina	1		424,800		—
	Pennsylvania	1	1	410,000		135,000
	Puerto Rico		2	162,400		34,400
	South Carolina	3		327,200		146,000
	Singapore	1		—		6,700
	Texas	2	1	81,200		26,000
	United Kingdom		2	133,600		—
	Virginia		2	328,000		78,200
	Washington		1	—		284,100
Power segment	Alabama		2	288,000		—
	Brazil		1	103,000		—
	California		1	77,600		—
	Mexico		1	175,700	(1)	—
	Missouri	1	2	1,071,600		46,400
	New York		1	—		94,700
	Ohio		1	89,000		—
	South Carolina		1	360,000		—
	Tennessee		2	166,900		—
Industrial Technology segment	Australia		3	—		34,100
	Italy		1	—		8,200
	New York		1	92,200		—
	North Carolina	1	1	—		90,500
	Pennsylvania		1	—		105,000
	Switzerland		1	—		73,800
	United Kingdom		1	—		40,000
	Wisconsin		2	73,000		28,900

(1)	Shared between Electrical and Power segments.

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

Executive Officers of the Registrant

Name.	Age(1)	Present Position	Business Experience

Timothy H. Powers	59	Chairman of the Board, President and Chief Executive Officer	Chairman of the Board since September 15, 2004; President and Chief Executive Officer since July 1, 2001; Senior Vice President and Chief Financial Officer September 21, 1998 to June 30, 2001; previously Executive Vice President, Finance & Business Development, Americas Region, Asea Brown Boveri.

David G. Nord	50	Senior Vice President and Chief Financial Officer	Present position since September 19, 2005; previously Chief Financial Officer of Hamilton Sundstrand Corporation, a United Technologies company, from April 2003 to September 2005, and Vice President, Controller of United Technologies Corporation from October 2000 to March 2003.

Richard W. Davies	61	Vice President, General Counsel and Secretary	Present position since January 1, 1996; General Counsel since 1987; Secretary since 1982; Assistant Secretary 1980-1982; Assistant General Counsel 1974 - 1987.

James H. Biggart, Jr	55	Vice President and Treasurer	Present position since January 1, 1996; Treasurer since 1987; Assistant Treasurer 1986 - 1987; Director of Taxes 1984 - 1986.

Darrin S. Wegman	40	Vice President, Controller (2)	Vice President and Controller of Hubbell Industrial Technology/Hubbell Electrical Products March 2004 - February 2008; Vice President and Controller of Hubbell Industrial Technology March 2002 - March 2004; Controller of GAI-Tronics Corporation July 2000 - February 2002.

Name.	Age(1)	Present Position	Business Experience

Jacqueline Donnelly	42	Corporate Assistant Controller and Chief Accounting Officer (3)	Corporate Assistant Controller since July 2002.

W. Robert Murphy	58	Executive Vice President, Marketing and Sales	Present position since October 1, 2007; Senior Group Vice President 2001-2007; Group Vice President 2000-2001; Senior Vice President Marketing and Sales (Wiring Systems) 1985-1999; and various sales positions (Wiring Systems) 1975-1985.

Scott H. Muse	50	Group Vice President (Lighting)	Present position since April 27, 2002 (elected as an officer of the Company on December 3, 2002); previously President and Chief Executive Officer of Lighting Corporation of America, Inc. (“LCA”) 2000-2002, and President of Progress Lighting, Inc. 1993-2000.

Thomas P. Smith	48	Group Vice President (Power Systems)	Present position since May 7, 2001; Vice President, Marketing and Sales (Power Systems) 1998-2001; Vice President Sales, 1991-1998 of various Company operations.

William T. Tolley	50	Group Vice President (Wiring Systems)	Present position since October 1, 2007; Senior Vice President of Operations and Administration (Wiring Systems) October 2005 - October 2007; Director of Special Projects April 2005 - October 2005; administrative leave November 2004 - April 2005; Senior Vice President and Chief Financial Officer February 2002 - November 2004.

Gary N. Amato	56	Group Vice President (Electrical Products and Industrial Technology)	Present position since October 2006; Vice President October 1997-September 2006; Vice President and General Manager of the Company’s Industrial Controls Divisions (ICD) 1989-1997; Marketing Manager, ICD, April 1988-March 1989.

There are no family relationships between any of the above-named executive officers.

(1)	As of February 20, 2008.

(2)	Appointed by the Board of Directors on February 15, 2008, effective as of March 1, 2008.

(3)	Appointed Chief Accounting Officer by the Board of Directors on February 15, 2008, effective through February 29, 2008.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A and Class B Common Stock is principally traded on the New York Stock Exchange under the symbols “HUBA” and “HUBB”. The following tables provide information on market prices, dividends declared, number of common shareholders, and repurchases by the Company of shares of its Class A and Class B Common Stock.

Market Prices (Dollars Per Share)	Common A		Common B
Years Ended December 31,	High	Low	High	Low

2007 — First quarter	49.19	43.60	50.11	43.39
2007 — Second quarter	56.67	46.60	57.10	48.25
2007 — Third quarter	59.76	54.00	58.15	50.97
2007 — Fourth quarter	61.15	53.95	58.11	50.04

2006 — First quarter	47.30	40.10	51.52	43.78
2006 — Second quarter	49.08	41.80	53.24	45.50
2006 — Third quarter	45.68	42.17	49.50	45.62
2006 — Fourth quarter	50.82	43.24	53.28	43.88

Dividends Declared (Cents Per Share)	Common A		Common B
Years Ended December 31,	2007	2006	2007	2006

First quarter	33	33	33	33
Second quarter	33	33	33	33
Third quarter	33	33	33	33
Fourth quarter	33	33	33	33

Number of Common Shareholders of Record
At December 31,	2007	2006	2005	2004	2003

Class A	571	617	665	717	771
Class B	3,068	3,243	3,319	3,515	3,687

Purchases of Equity Securities

In February 2007, the Board of Directors approved a new stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock to be completed over a two year period. This program commenced in May 2007 upon completion of the previous 2006 program. In December 2007, the Board of Directors approved a new repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock to be completed over a two year period. This program will be implemented upon completion of the February 2007 program. Stock repurchases are being implemented through open market and privately negotiated transactions.

In August 2007, in connection with the Company’s previously announced stock repurchase program, the Company established a prearranged repurchase plan (“10b5-1 Plan”) intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). The 10b5-1 Plan facilitates the ongoing repurchase of the Company’s common stock by permitting the Company to repurchase shares during times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed blackout periods. Pursuant to the 10b5-1 Plan, a broker appointed by the Company has the authority to repurchase, without further direction from the Company, up to 750,000 shares of Class A Common Stock during the period commencing on August 3, 2007 and expiring on August 2, 2008, subject to conditions specified in the 10b5-1 Plan and unless earlier terminated. The Company has repurchased 259,809 shares of Class A Common Stock through December 31, 2007 under this plan. There is no guarantee as to the number of Class A Common Stock that will be repurchased under this plan, and the Company may terminate this plan at any time. Depending upon market conditions, the Company also expects to continue to conduct discretionary repurchases in privately negotiated transactions during its normal trading windows.

The following table summarizes the Company’s repurchase activity during the quarter ended December 31, 2007:

						Approximate
					Total	Dollar Value of
					Number of	Shares That
					Shares	May Yet Be
			Total		Purchased as	Purchased
		Average	Number of	Average	Part of	Under the
	Total Number of	Price Paid	Class B	Price Paid	Publicly	February
	Class A Shares	per	Shares	per	Announced	2007
	Purchased	Class A	Purchased	Class B	Program	Program
Period	(000’s)	Share	(000’s)	Share	(000’s)	(000’s)

Balance as of September 30, 2007						$77,100
October 2007	43	$58.97	—	$—	43	74,600
November 2007	37	56.84	—	—	37	72,500
December 2007	180	60.62	75	55.16	255	57,500

Total for the quarter ended December 31, 2007	260	$59.80	75	$55.16	335	$57,500

Total for the full year ended December 31, 2007	799	$55.51	2,791	$53.31	3,590

Corporate Performance Graph

The following graph compares the total return to shareholders on the Company’s Class B Common Stock during the five years ended December 31, 2007, with a cumulative total return on the (i) Standard & Poor’s MidCap 400 (“S&P MidCap 400”), (ii) the Dow Jones U.S. Electrical Components & Equipment Index (“DJUSEC”), and (iii) Standard & Poor’s SuperComposite 1500 (“S&P SuperCap 1500”). The Company is a member of the S&P MidCap 400, and the S&P MidCap 400 forms a part of the S&P SuperCap 1500. Beginning next year, the Company intends to compare to the S&P MidCap 400 and the DJUSEC. As of December 31, 2007, the DJUSEC reflects a group of approximately thirty-seven company stocks in the electrical components and equipment market segment, and will serve as the Company’s peer group. The comparison to the S&P SuperCap 1500 is included for comparison purposes to last year’s graph. The comparison assumes $100 was invested on December 31, 2002 in the Company’s Class B Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hubbell, Inc., The S&P Midcap 400 Index, The S&P SuperCap 1500 Index
And The Dow Jones US Electrical Components & Equipment Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Item 6.	Selected Financial Data

The following summary should be read in conjunction with the consolidated financial statements and notes contained herein (dollars and shares in millions, except per share amounts).

	2007	2006		2005		2004	2003

OPERATIONS, years ended December 31,
Net sales	$2,533.9	$2,414.3		$2,104.9		$1,993.0	$1,770.7
Gross profit	$735.8	$656.8	(1)	$595.0	(1)	$561.9 (1)	$481.5 (1)
Special charges, net	$—	$7.3	(1)	$10.3	(1)	$15.4 (1)	$5.7 (1)
Operating income	$299.4 (3)	$233.9	(3)	$226.8	(3)	$212.6	$171.9
Operating income as a % of sales	11.8%	9.7%		10.8%		10.7%	9.7%
Net income	$208.3 (4)	$158.1		$165.1	(4)	$154.7 (4)	$115.1
Net income as a % of sales	8.2%	6.5%		7.8%		7.8%	6.5%
Net income to common shareholders’ average equity	19.9%	15.7%		17.0%		17.4%	14.6%
Earnings per share — Diluted	$3.50	$2.59		$2.67		$2.51	$1.91
Cash dividends declared per common share	$1.32	$1.32		$1.32		$1.32	$1.32
Average number of common shares outstanding — diluted	59.5	61.1		61.8		61.6	60.1
Cost of acquisitions, net of cash acquired	$52.9	$145.7		$54.3		$—	$—
FINANCIAL POSITION, at year-end
Working capital	$368.5	$432.1		$459.6		$483.1	$420.9
Total assets	$1,863.4	$1,751.5		$1,667.0		$1,656.4	$1,514.3
Total debt	$236.1	$220.2		$228.8		$299.0	$298.8
Debt to total capitalization(5)	18%	18%		19%		24%	26%
Common shareholders’ equity:
Total	$1,082.6 (2)	$1,015.5	(2)	$998.1		$944.3	$829.7
Per share	$18.19	$16.62		$16.15		$15.33	$13.80
NUMBER OF EMPLOYEES, at year-end	11,500	12,000		11,300		11,400	10,862

(1)	The Company recorded pretax special charges in 2003 through 2006. Below is a breakdown of special charges representing the total of amounts recorded in Special charges, net, and Cost of goods sold, the latter of which impacts Gross profit. Further details with respect to special charges are included within Management’s Discussion and Analysis and Note 2 — Special Charges within the Notes to Consolidated Financial Statements.

	Special Charges by Program
	2006	2005	2004	2003

Lighting business integration and rationalization program	$7.5	$10.0	$9.5	$8.1
Wiring Device factory closure	—	0.9	7.2	—

	$7.5	$10.9	$16.7	$8.1

(2)	Effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. Related adjustments to Shareholders’ equity resulted in a credit of $44.9 million, net of tax in 2007 and a charge of $36.8 million, net of tax in 2006.

(3)	In 2007, 2006 and 2005, operating income includes stock-based compensation expense of $12.7 million, $11.8 million and $0.7 million, respectively.

(4)	In 2007, 2005 and 2004, the Company recorded tax benefits of $5.3 million, $10.8 million and $10.2 million, respectively, in Provision for income taxes related to the completion of U.S. Internal Revenue Service (“IRS”) examinations for tax years through 2005.

(5)	Debt to total capitalization is defined as total debt as a percentage of the sum of total debt and shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW OF THE BUSINESS

2007 was a year of recovery after a particularly challenging 2006. In 2007, we executed against a business strategy with three primary areas of focus. We made significant progress this year in increasing profitability as operating margin improved by 2.1 percentage points. We believe the current strategy provides the means for us to continue to grow profits and deliver strong returns to our shareholders. In 2008, we plan to continue to execute against this strategy with additional focus on revenue growth.

•	Price Realization

During the past several years, we experienced significant increases in the cost of commodity raw materials used in the production of our products including steel, copper, aluminum and zinc, as well as in certain purchased electronic components such as ballasts. As a result, multiple increases in the selling prices of our products were announced and implemented during this time period. We believe that all or substantially all of these cost increases were recovered in 2007 and we expect to maintain price and commodity cost parity in 2008. However, commodity costs and in particular energy prices, remain volatile and may not be fully offset with pricing increases.

•	Cost Containment

Global sourcing.  We remain focused on expanding our global product and component sourcing and supplier cost reduction program. We continue to consolidate suppliers, utilize reverse auctions, and partner with vendors to shorten lead times, improve quality and delivery and reduce costs. Product and component purchases representing approximately 23% of total purchases are currently sourced from low cost countries.

Freight and Logistics.  Transporting our products from suppliers, to warehouses, and ultimately to our customers, is a major cost to our Company. During 2007, we were able to reduce these costs and improve our service to customers. We also see opportunities to further reduce costs and increase the effectiveness of our freight and logistics processes including capacity utilization and network optimization in 2008.

•	Productivity

During 2007, we began to realize benefits associated with the SAP system implementation, including standardizing best practices in inventory management, production planning and scheduling to improve manufacturing throughput and reduce costs. In addition, value-engineering efforts through Kaizen events have also contributed to our productivity improvements. As a result, we experienced positive productivity related to manufacturing and logistics. In addition, cash flow from operations was at record levels in 2007 and more than double the previous year results. We plan to continue to further reduce lead times and improve service levels to our customers.

Working Capital Efficiency.  Working capital efficiency is principally measured as the percentage of trade working capital (inventory plus accounts receivable, less accounts payable) divided by annual net sales. In 2007, trade working capital as a percentage of net sales improved to 19.8% compared to 22% in 2006 due primarily to improvements in inventory management. We will continue to focus on improving our working capital efficiency with a continued emphasis in the inventory area.

Transformation of business processes.  We will continue our long-term initiative of applying lean process improvement techniques throughout the enterprise, with particular emphasis on reducing supply chain complexity to eliminate waste and improve efficiency and reliability.

•	Revenue Growth

Organic Growth.  The Company demonstrated a strong pricing discipline in the marketplace throughout 2007 in an effort to recover higher commodity costs. The pricing emphasis was critical to our margin improvement in 2007, but did result in some loss of market share. In 2008, we will maintain pricing discipline but also will look to expand market share through a greater emphasis on new product introductions and better leverage of sales and marketing efforts across the organization.

Acquisitions.  We spent a total in 2007 of $52.9 million on acquisitions and related costs. All 2007 acquisitions were in the Power segment. In January of 2008, we acquired a lighting business for approximately $100 million that will be added to our Electrical segment. These businesses are expected to add approximately $72 million in annual net sales. Our ability to finance substantial growth continues to be strong and we expect to pursue potential acquisitions that would enhance our core electrical component businesses.

OUTLOOK

Our outlook for 2008 in key areas is as follows:

Markets and Sales

We anticipate an overall lower rate of growth in 2008 compared to 2007 in most of our major end use markets. The residential market is expected to continue to decline significantly in 2008 due to the effects of tighter mortgage standards, the overall disrupted housing market and an oversupply of inventory. Non-residential construction is expected to slow with lower commercial construction activity partially offset by higher spending on industrial and institutional projects. Domestic utility markets are expected to increase in 2008 with most of the growth coming from transmission projects while distribution spending will expand in the low single digits due to downward pressure from weaker residential markets. We also do not anticipate any significant increase in demand for our power products in 2008 resulting from infrastructure changes in the utility industry. This outlook for our markets assumes no further shocks to the economy, in particular higher energy prices, which could dampen consumer spending and business investments. We expect overall growth in 2008 sales versus 2007 to be in a range of 4%-6%, excluding any effects of fluctuations in foreign currency exchange rates. The full year impact of acquisitions is expected to contribute 2%-3% of these amounts. Sales increases compared to 2007 are expected to be relatively balanced across our three segments. Within our Electrical segment, the acquisition of Kurt Versen in the first quarter of 2008 will essentially offset the continuing decline in the residential market in 2008. During 2007, we were focused on maintaining price in the market to offset commodity cost increases and in some cases gave up market share to do so. In 2008, we will continue to exercise pricing discipline but will also be focused on gaining market share through new product introductions. The impact of price increases should comprise approximately 1%-2% of the year-over-year sales growth.

Operating Results

Full year 2008 operating profit margin is expected to increase approximately one percentage point compared to 2007. In 2008 we will continue to focus on the same objectives that resulted in an improved operating margin in 2007; price, productivity and cost, as well as a focus on revenue growth. We expect the pricing actions taken in 2007 as well as additional planned increases in 2008 will offset higher levels of raw material commodity costs and higher energy related costs. However, commodity and energy costs, particularly oil, are expected to remain volatile and further increases in these costs in 2008 may not be fully offset with price increases. In addition, productivity efforts including expansion of global product sourcing initiatives, improved factory productivity and lean process improvement projects are expected to benefit operating margins.

Taxation

We estimate the effective tax rate in 2008 will be approximately 30.5% compared with 26.7% reported in 2007. The 2007 effective tax rate included a favorable tax benefit of 1.9 percentage points as a result of the finalization of an IRS examination of the Company’s 2004 and 2005 tax returns. The additional increase in 2008 is due to an anticipated higher level of U.S. taxable income and the expiration of the research and development (“R&D”) tax credit in 2007.

Earnings Per Share

Overall, earnings per diluted share is expected to be in the range of $3.70-$3.90.

Cash Flow

We expect to increase working capital efficiency in 2008 primarily as a result of improvements in days supply of inventory. Capital spending in 2008 is expected to be approximately $60-$70 million. We expect the combination of share repurchases and or acquisitions in 2008 to approximate $200-$300 million. Total repurchases may vary depending upon the level of other investing activities. Free cash flow (defined as cash flow from operations less capital spending) in 2008 is expected to approximate net income.

Growth

Our growth strategy contemplates acquisitions in our core businesses. The rate and extent to which appropriate acquisition opportunities become available, acquired companies are integrated and anticipated cost savings are achieved can affect our future results. We anticipate investing in 2008 in acquisitions at a higher level than 2007, as evidenced by the $100 million dollar acquisition of a lighting business in January 2008. However, actual spending may vary depending upon the timing and availability of appropriate acquisition opportunities.

RESULTS OF OPERATIONS

Our operations are classified into three segments: Electrical, Power, and Industrial Technology. For a complete description of the Company’s segments, see Part I, Item 1. of this Annual Report on Form 10-K. Within these segments, Hubbell primarily serves customers in the commercial and residential construction, industrial, utility, and telecommunications industries.

The table below approximates percentages of our total 2007 net sales generated by the markets indicated.

Hubbell’s Served Markets

					Telecommunications/
Segment	Commercial	Residential	Industrial	Utility	Other	Total

Electrical	53%	16%	21%	1%	9%	100%
Power	9%	3%	5%	78%	5%	100%
Industrial Technology	37%	—	39%	21%	3%	100%
Hubbell Consolidated	40%	11%	19%	23%	7%	100%

In 2007, our served markets have remained relatively consistent with the prior year, except for the contraction of the residential market. Overall, we experienced growth in sales due to the contributions of higher selling prices and acquisitions. Market conditions in the Power segment were mixed. Utility spending increased in 2007, however, the growth was concentrated in transmission projects. The majority of our utility products relate to distribution spending, which was flat in 2007 due in part to pressure from weaker residential markets. The Industrial Technology segment benefited from a strong worldwide oil and gas market and increased demand for high voltage instrumentation and specialty communication products. Principal markets affecting the Electrical segment were mixed as the contraction of the residential market was partially offset by modest improvements in commercial construction and industrial markets.

Summary of Consolidated Results (in millions, except per share data)

	For the Year Ending December 31,
		% of Net		% of Net		% of Net
	2007	Sales	2006	Sales	2005	Sales

Net sales	$2,533.9		$2,414.3		$2,104.9
Cost of goods sold	1,798.1		1,757.5		1,509.9

Gross profit	735.8	29.0%	656.8	27.2%	595.0	28.3%
Selling & administrative expenses	436.4	17.2%	415.6	17.2%	357.9	17.0%
Special charges, net	—	—	7.3	0.3%	10.3	0.5%

Operating income	299.4	11.8%	233.9	9.7%	226.8	10.8%

Earnings per share — diluted	$3.50		$2.59		$2.67

2007 Compared to 2006

Net Sales

Consolidated net sales for the year ended December 31, 2007 were $2.5 billion, an increase of 5% over the year ended December 31, 2006. The increase was led by our Industrial Technology and Power segments where sales increased by 23% and 11%, respectively, over amounts reported in 2006.

The majority of the year-over-year increase is due to higher selling prices and several acquisitions partially offset by lower residential product sales. We estimate that selling price increases accounted for approximately four percentage points of the year-over-year increase in sales. The impact of acquisitions accounted for approximately two percentage points of the sales increase in 2007 compared to 2006. Refer to the table above under “Hubbell’s Served Markets” for further details on how the underlying market demand can impact each segment’s revenues. Also refer to “Segment Results” within this Management’s Discussion and Analysis for more detailed information on performance by segment.

Gross Profit

The consolidated gross profit margin for 2007 increased to 29.0% compared to 27.2% in 2006. The increase was primarily due to selling price increases and productivity improvements, including lower freight and logistics costs and lower product costs from strategic sourcing initiatives. The gross profit margin improvement was broad based as all three segments contributed to the increase. These improvements in 2007 compared to 2006 were partially offset by the negative impact of an unfavorable product sales mix due to lower sales of higher margin residential products.

Selling & Administrative Expenses

Selling and administrative (“S&A”) expenses increased 5% compared to 2006. The increase is primarily due to S&A expenses of acquisitions and higher selling costs associated with increased sales. As a percentage of sales, S&A expenses in 2007 of 17.2% were unchanged from the comparable period of 2006. Numerous cost containment initiatives; primarily advertising, and lower spending on the enterprise wide systems implementation of SAP were offset by expenses for certain strategic initiatives related to reorganizing operations, including office moves, severance costs associated with reductions in workforce and costs incurred to support new products sales.

Special Charges

Operating results in 2006 include pretax special charges related to our Lighting Business Integration and Rationalization Program (the “Program” or “Lighting Program”). The Lighting Program was approved following our acquisition of LCA in April 2002 and was undertaken to integrate and rationalize the combined lighting operations. This Program was substantially completed by the end of 2006. Any remaining costs in 2007 are being reflected in S&A expense or Cost of goods sold in the Consolidated Statement of Income. At the end of 2006, one of

the remaining actions within the Lighting Program was the completion of construction of a new lighting headquarters. The construction was completed in the early part of 2007. Cash capital expenditures of $13 million related to the headquarters are reflected in the 2007 Consolidated Statement of Cash Flow. See separate discussion of the 2006 and 2005 Special Charges under “2006 Compared to 2005” within this Management’s Discussion and Analysis.

Operating Income

Operating income increased 28% primarily due to higher sales and gross profit partially offset by increased selling and administration costs. Operating margins of 11.8% in 2007 increased compared to 9.7% in 2006 as a result of increased sales and higher gross profit margins.

Other Income/Expense

Interest expense was $17.6 million in 2007 compared to $15.4 million in 2006. The increase was due to higher average outstanding commercial paper borrowings in 2007 compared to 2006. Investment income decreased in 2007 versus 2006 due to lower average investment balances due to the funding of two acquisitions in 2006 and one in 2007 as well as a higher amount of share repurchases. Other expense, net in 2007 decreased $2.1 million versus 2006 primarily due to net foreign currency transaction gains in 2007 compared to net foreign currency losses in 2006.

Income Taxes

Our effective tax rate was 26.7% in 2007 compared to 28.6% in 2006. In 2007, a favorable tax settlement was recognized in connection with the closing of an IRS examination of the Company’s 2004 and 2005 tax returns and this benefit reduced the effective tax rate by 1.9 percentage points in 2007. Additional information related to our effective tax rate is included in Note 13 — Income Taxes in the Notes to Consolidated Financial Statements.

Net Income and Earnings Per Share

Net income and diluted earnings per share in 2007 increased 31.8% and 35.1%, respectively, versus 2006 as a result of higher sales and gross profit, a lower tax rate and fewer diluted shares outstanding.

Segment Results

Electrical Segment

	2007	2006
	(In millions)

Net Sales	$1,639.9	$1,631.2
Operating Income	$151.0	$124.7
Operating Margin	9.2%	7.6%

Net sales in the Electrical segment were essentially unchanged in 2007 versus the prior year as higher sales of electrical products and wiring systems were offset by lower sales of residential lighting fixtures. Within the segment, sales of electrical products increased by approximately 9% in 2007 versus the comparable period of 2006 due to strong demand for harsh and hazardous products and selling price increases. Sales of harsh and hazardous products increased approximately 19% in 2007 versus 2006 primarily due to higher oil and gas project shipments related to strong market conditions worldwide. Wiring systems experienced 6% higher sales in 2007 versus 2006 principally due to increased new product sales and higher selling prices. Sales of residential lighting fixture products were lower in 2007 by approximately 22% versus the prior year as a result of a decline in the U.S. residential construction market. Overall for the segment, higher selling prices increased net sales by approximately three percentage points versus 2006.

Operating income and operating margin in the segment improved in 2007 versus the prior year primarily due to selling price increases, productivity gains and lower costs, including employee benefits and SAP implementation cost reductions. We estimate that selling price increases exceeded commodity cost increases by nearly two percentage points in 2007 compared to 2006. In addition, productivity improvements including lower freight and logistics costs, strategic sourcing initiatives and completed actions within our Lighting Program benefited results in 2007. These improvements were partially offset by overall lower shipments, specifically lower shipments of higher margin residential lighting fixture products and costs associated with a product quality issue within our Wiring systems business.

Power Segment

	2007	2006
	(In millions)

Net Sales	$636.6	$573.7
Operating Income	$97.3	$75.8
Operating Margin	15.3%	13.2%

Power segment net sales increased 11% in 2007 versus the prior year due to the impact of acquisitions and selling price increases. The acquisition of Hubbell Lenoir City, Inc. completed in the second quarter of 2006 as well as PCORE in the fourth quarter of 2007 accounted for approximately two-thirds of the sales increase in 2007 compared to the same period in 2006. Price increases were implemented across most product lines throughout 2006 and into 2007 where costs have risen due to increased metal and energy costs. We estimate that price increases accounted for approximately five percentage points of the year-over-year sales increase. Operating income and margins increased in 2007 versus 2006 as a result of acquisitions, selling price increases and productivity improvements including strategic sourcing, factory efficiencies and lean programs. The Hubbell Lenoir City, Inc. and PCORE acquisitions contributed approximately one-quarter of the operating income increase in 2007 versus the prior year. In addition, increased sales of higher margin new products and favorable product mix also contributed to the increase in operating margins in 2007 versus 2006.

Industrial Technology Segment

	2007	2006
	(In millions)

Net Sales	$257.4	$209.4
Operating Income	$51.1	$33.4
Operating Margin	19.9%	16.0%

Industrial Technology segment net sales increased 23% in 2007 versus 2006 primarily due to the impact of an acquisition in the fourth quarter of 2006, higher new product sales and selling price increases. The segment is benefiting from stronger industrial market activity, particularly in the high voltage instrumentation and specialty communication businesses. We acquired Austdac Pty Ltd. (“Austdac”) in November 2006 which accounted for approximately ten percentage points of the segment sales increase. We estimate that price increases accounted for approximately three percentage points of the sales increase. Favorable foreign exchange rate changes increased net sales by approximately two percentage points in 2007 versus 2006. Operating income and margins for the full year 2007 improved significantly versus 2006 primarily as a result of increased volume, selling price increases, an improved mix of higher margin new product sales and productivity improvements. In addition, the Austdac acquisition contributed approximately one-quarter of the operating income increase of 2007 versus 2006.

2006 Compared to 2005

Net Sales

Consolidated net sales for the year ended December 31, 2006 were $2.4 billion, an increase of 15% over the year ended December 31, 2005 with all segments contributing to the increase.

The majority of the year-over-year increase was due to strong end user demand as a result of improved economic conditions in most of our served markets, contributions from current and prior year acquisitions and higher selling prices. The impact of acquisitions accounted for approximately four percentage points of the sales increase in 2006 compared to 2005. We estimated that selling price increases accounted for approximately two percentage points of the year-over-year increase in sales. Also refer to “Segment Results” within this Management’s Discussion and Analysis for more detailed information on performance by segment.

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

In total, we estimated that price increases of approximately 2% of net sales were realized to offset higher raw material and transportation cost increases of approximately 2.5% of sales, resulting in net unrecovered cost increases of approximately $15 million. By segment, net benefits were realized in the Industrial Technology segment, while the Electrical and Power segments experienced cost increases in excess of selling price increases. Higher costs of certain raw materials, primarily copper, aluminum, zinc and nickel, were major challenges in 2006 as they occurred across each of our businesses. These increases required us to increase selling prices which, particularly in our Electrical and Power segments, were often not fully realized or required up to 90-120 days to become effective and begin to offset the higher costs, which in many cases were immediate.

Selling & Administrative Expenses

S&A expenses increased 16% in 2006 compared to 2005 primarily due to higher selling and commission expenses associated with increased sales, stock-based compensation and expenses associated with new product launches. As a percentage of sales, S&A expenses increased to 17.2% in 2006 compared to 17.0% in 2005. The increase was primarily due to higher expenses associated with stock-based compensation which increased S&A as a percentage of sales by approximately one-half of one percentage point.

Special Charges

Full year operating results in 2006 and 2005 include pretax special charges related to (1) the Lighting Program and (2) other capacity reduction actions, all within the Electrical segment.

The following table summarizes activity by year with respect to special charges for the years ending December 31, 2006 and 2005 (in millions):

	CATEGORY OF COSTS
		Facility Exit
	Severance and	and	Asset	Inventory
Year/Program	Other Benefit Costs	Integration	Impairments	Write-Downs*	Total

2006
Lighting integration	$2.8	$1.6	$2.9	$0.2	$7.5

2005
Lighting integration	$5.7	$2.7	$1.2	$0.4	$10.0
Other capacity reduction	—	0.6	—	0.3	0.9

	$5.7	$3.3	$1.2	$0.7	$10.9

*	Included in Cost of goods sold

The Lighting Program

The integration and rationalization of our lighting operations was a multi-year initiative that began in 2002 and was substantially completed in 2006. Individual projects within the Program consisted of factory, office and warehouse closures, personnel realignments, and costs to streamline and combine product offerings. From the start of the Program in 2002 through December 31, 2006, amounts expensed totaled approximately $54 million and amounts capitalized have been approximately $44 million. Capital expenditures were primarily related to the construction of a new lighting headquarters. Program costs related to severance, asset impairments, and facility closures in conjunction with exit activities were generally reflected as Special charges, net within the Consolidated Statement of Income. Inventory write-downs related to exit activities were recorded as a component of Cost of goods sold. Other costs associated with the Program were recorded as Cost of goods sold or S&A expenses depending on the nature of the cost. State and local incentives consisting primarily of property tax credits, job credits and site development funds were available in various forms, and are expected to offset portions of both the cost of construction and future operating costs of the lighting headquarters facility.

The Program was comprised of three phases. Program expenses by phase, including special charges and other expense costs, are as follows:

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

In 2005, we announced the final Phase II action consisting of the consolidation and closure of a commercial lighting leased office complex. No new Phase II actions were taken in 2006. In total, Phase II costs expensed in 2006 totaled $4.0 million consisting primarily of severance and facility integration in connection with the commercial products move to Mexico. Through December 31, 2006, $21.5 million of total expenses have been recorded for plant consolidations and the consolidation of support functions related to Phase II actions. Approximately 80% of the total amount expensed has been associated with cash outlays. The new headquarters facility represented the largest remaining capital cost.

In the fourth quarter of 2005, the first Phase III action was approved related to the consolidation and relocation of administrative and engineering functions of a commercial lighting facility to South Carolina. In connection with this approval, we recorded a non-cash pension curtailment charge of approximately $1.3 million. Approximately 85 employees were affected by this action. In 2006, $5.0 million of Phase III costs were expensed. During the fourth quarter of 2006, the closure of a commercial products factory in Cincinnati, Ohio was announced and charges of $3.0 million were recorded related to asset impairments and a portion of the severance and benefits costs expected to be incurred. In addition, $2.0 million was recorded primarily related to severance costs associated with the office closure.

Other Capacity Reduction Actions

In 2004, we announced the closure of a 92,000 square foot wiring device factory in Puerto Rico. As a result, $7.2 million in special charges were recorded in 2004 in the Electrical segment. During 2005, the factory closed and substantially all employees left the Company. In the second quarter of 2005, we recorded an additional $0.9 million of special charges associated with this closure, of which $0.3 million related to inventory write-downs and $0.6 million related to additional facility exit costs. Annual pretax savings from these actions were approximately $4 million in 2006, with the entire amount benefiting Cost of goods sold in the Electrical segment. Net benefits actually realized in the segment were minimized as a result of cost increases and other competitive pressures.

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

Income Taxes

Our effective tax rate was 28.6% in 2006 compared to 23.5% in 2005. The 2005 consolidated effective tax rate reflected the impact of tax benefits of $10.8 million recorded in connection with the closing of an IRS examination of the Company’s 2002 and 2003 tax returns. This benefit reduced the statutory tax rate by 5.1 percentage points in 2005. Adjusting for the IRS audit settlement in 2005, the effective tax rate in 2006 was consistent with the prior year.

Net Income and Earnings Per Share

Net income and earnings per diluted share in 2006 declined versus 2005 as a result of lower operating profit, higher income taxes and unfavorable other income/expense, partially offset by lower special charges.

Segment Results

Electrical Segment

	2006	2005
	(In millions)

Net Sales	$1,631.2	$1,496.8
Operating Income	$124.7	$142.2
Operating Margin	7.6%	9.5%

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

Wiring systems sales increased year-over-year by more than 10% due to higher demand in both industrial and commercial markets. Rough-in electrical sales increased slightly as a result of higher selling prices, partially offset by lower retail volume. Sales of harsh and hazardous products increased year-over-year by more than 20% primarily due to higher oil and gas project shipments related to strong market conditions worldwide and the favorable impact of an acquisition completed in the third quarter of 2005.

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

Power Segment

	2006	2005
	(In millions)

Net Sales	$573.7	$455.6
Operating Income	$75.8	$68.8
Operating Margin	13.2%	15.1%

Power segment net sales increased 26% in 2006 versus the prior year due to the impact of acquisitions and higher levels of utility spending facilitated by higher levels of economic activity in the U.S. and selling price increases. The acquisition of Fabrica de Pecas Electricas Delmar Ltda. (“Delmar”) in the third quarter of 2005 as well as the Hubbell Lenoir City, Inc. acquisition completed in the second quarter of 2006 accounted for approximately one half of the sales increase in 2006 compared to 2005. Price increases were implemented across most product lines throughout 2005 and into 2006 where costs have risen due to increased metal and energy costs. We estimated that price increases accounted for approximately 4 percentage points of the year-over-year sales increase. Operating margins decreased in 2006 versus 2005, despite an approximate two percentage point improvement from higher sales, as a result of commodity cost increases in excess of selling price increases, factory inefficiencies, higher SAP related costs and increased transportation costs. The commodity cost increases, primarily steel, aluminum, copper and zinc, outpaced our actions to increase selling prices. We estimate that the negative impact in 2006 of cost increases in excess of pricing actions resulted in a reduction of operating margin of approximately two percentage points for this segment. In addition, the segment experienced factory inefficiencies due in part to the disruption caused by the system implementation.

Industrial Technology Segment

	2006	2005
	(In millions)

Net Sales	$209.4	$152.5
Operating Income	$33.4	$20.4
Operating Margin	16.0%	13.4%

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	December 31,
	2007	2006	2005
	(In millions)

Net cash provided by (used in):
Operating activities	$335.2	$139.9	$184.1
Investing activities	(105.7)	(66.7)	(30.4)
Financing activities	(200.4)	(139.6)	(182.1)
Foreign exchange effect on cash	3.1	1.1	(0.9)

Net change in cash and cash equivalents	$32.2	$(65.3)	$(29.3)

2007 Compared to 2006

Cash provided by operating activities in 2007 was $195.3 million higher than cash provided by operating activities in 2006 as a result of an increased focus in 2007 on working capital, specifically inventory and improved profitability. Inventory decreased $24.2 million in 2007 compared to a build of inventory of $86.3 million in 2006 primarily attributable to a better utilization of the SAP system, including standardizing best practices in inventory management, production planning and scheduling. Accounts receivable balances decreased by $27.8 million in 2007 compared to an increase of $30.7 million in 2006 due to improved collection efforts related in part to better utilization of the SAP system. Current liability balances in 2007 were higher than in 2006 primarily as a result of an increase in deferred revenue in 2007 due to cash received in advance primarily in the Industrial Technology segment and higher employee related compensation. However, contributions to defined benefit pension plans resulted in an increased use of cash of $20.7 million in 2007 compared to 2006.

Cash flows from investing activities used an additional $39 million of cash in 2007 compared to 2006. Purchases and maturities/sales of investments used net cash of $2.6 million in 2007 compared to $163.8 million of net cash proceeds in 2006. Investing activities include capital expenditures of $55.9 million in 2007 compared to $86.8 million in 2006. The $30.9 million decrease is primarily the result of completion of the new lighting headquarters in early 2007 and lower implementation costs associated with the enterprise-wide business system. Cash outlays to acquire new businesses decreased $92.8 million in 2007 compared to 2006.

Financing activities used $200.4 million of cash in 2007 compared to $139.6 million in 2006. During 2007, the Company repurchased approximately 3.6 million shares of its common stock for $193.1 million compared to 2.1 million shares repurchased in 2006 for $95.1 million. Net borrowings of short-term debt were $15.8 million in

2007 compared to net repayments of $8.9 million in 2006. Proceeds from stock options were $48.0 million in 2007 compared to $38.5 million in 2006.

2006 Compared to 2005

Cash provided by operating activities in 2006 of $139.9 million was $44.2 million or 24% lower than cash provided by operating activities in 2005 primarily as a result of higher levels of inventory and accounts receivable. Cash used to fund an increase in inventory was $86.3 million in 2006 compared with $13.2 million in 2005. Accounts receivable balances increased by $30.7 million in 2006 compared to an increase of $16.9 million in 2005. Partially offsetting these increases were the lack of a contribution to our domestic, qualified, defined benefit pension plans in 2006 compared to a $28 million payment in 2005, and higher current liability balances resulting in a source of cash of approximately $13.3 million in 2006 compared to $2 million in 2005. Inventory balances increased in 2006 primarily due to a combination of business inefficiencies associated with the system implementation and new product launches. Higher accounts receivable were due to a higher level of sales in the fourth quarter of 2006 compared with the same period of 2005. Current liability balances in 2006 were higher than in 2005 primarily as a result of higher customer incentives and employee related compensation. Included within cash provided by operating activities were income tax benefits from employee exercises of stock options of $7.8 million in 2005.

Cash flows from investing activities included capital expenditures of $86.8 million in 2006 compared to $73.4 million in 2005. The $13.4 million increase was attributed to higher expenditures primarily in connection with construction of the new lighting headquarters for which expenditures increased $14.2 million year-over-year. In addition, incremental investments in equipment were partially offset by $7.6 million of lower capital expenditures for software, principally related to the system implementation. Cash outlays to acquire new businesses totaled $145.7 million in 2006 compared to $54.3 million in 2005. Purchases and maturities/sales of investments provided net cash proceeds of $163.8 million in 2006 compared to net cash proceeds of $81.1 million in 2005. Proceeds from disposition of assets decreased to $0.6 million in 2006 compared to $14.6 million in 2005 with the prior year amount reflecting proceeds from a building sale in the Electrical segment.

Financing cash flows used $139.6 million of cash in 2006 compared to $182.1 million in 2005. Cash used in 2005 reflected the repayment of $100.0 million of senior notes at maturity. Net repayments of short-term debt were $8.9 million in 2006 compared to net borrowings of $28.4 million in 2005. The prior year included borrowings related to international acquisitions and dividend repatriations. Purchases of common shares increased in 2006 to $95.1 million compared to $62.7 million in 2005. Proceeds from stock options were $38.5 million in 2006 compared to $32.8 million in 2005.

Investments in the Business

We define investments in our business to include both normal expenditures required to maintain the operations of our equipment and facilities as well as expenditures in support of our strategic initiatives.

Capital expenditures were $55.9 million for the year ending December 31, 2007. Additions to property, plant, and equipment were $55.1 million in 2007 compared to $79.6 million in 2006 as a result of lower investments made in buildings and equipment due to the completion of the new lighting headquarters. We capitalized $8 million and $26 million in 2007 and 2006, respectively, in connection with the new lighting headquarters. In 2007 and 2006, we capitalized $0.8 million and $14.1 million of software, respectively, primarily in connection with our business information system initiative (recorded in Intangible assets and other in the Consolidated Balance Sheet).

In 2007, we spent a total of $52.9 million on acquisitions, including $0.7 million from a prior year acquisition. The 2007 acquisition of PCORE is expected to provide approximately $28 million of annual net sales to our Power segment. In 2006, we completed two business acquisitions, one in our Power segment and the other in our Industrial Technology segment for a total of $145.7 million, net of cash acquired and including $0.2 million from a 2005 acquisition. All of these acquisitions are part of our core markets growth strategy.

In 2007, we spent a total of $193.1 million on the repurchase of common shares compared to $95.1 million spent in 2006. These repurchases were executed under Board of Director approved stock repurchase programs which authorized the repurchase of our Class A and Class B Common Stock up to certain dollar amounts. In

February 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of the Company’s Class A and Class B Common Stock to be completed over a two year period. In December 2007, the Board of Directors approved a new stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock to be completed over a two year period. This program will be implemented upon completion of the February 2007 program. Stock repurchases are being implemented through open market and privately negotiated transactions. The timing of such transactions depends on a variety of factors, including market conditions.

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

	December 31,
	2007	2006
	(In millions)

Total Debt	$236.1	$220.2
Total Shareholders’ Equity	1,082.6	1,015.5

Total Capitalization	$1,318.7	$1,235.7

Debt to Total Capital	18%	18%

Cash and Investments	$116.7	$81.5

Net Debt (Total debt less cash and investments)	$119.4	$138.7

Net debt defined as total debt less cash and investments decreased as a result of higher cash and investments in 2007 compared to 2006.

Debt Structure

	December 31,
	2007	2006
	(In millions)

Short-term debt	$36.7	$20.9
Long-term debt	199.4	199.3

Total Debt	$236.1	$220.2

At December 31, 2007, Short-term debt in our Consolidated Balance Sheet consisted of $36.7 million of commercial paper. Commercial paper is used to help fund working capital needs, in particular inventory purchases. At December 31, 2006, Short-term debt consisted of $15.8 million of commercial paper and $5.1 million of a money market loan. The money market loan was drawn down against a line of credit to borrow up to 5.0 million pounds sterling (U.S. $ equivalent at December 31, 2006 was $9.8 million).

At December 31, 2007 and 2006, Long-term debt in our Consolidated Balance Sheet consisted of $200 million, excluding unamortized discount, of senior notes with a maturity date of 2012. These notes are fixed rate indebtedness, are not callable and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at December 31, 2007 and 2006. The most restrictive of these covenants limits our ability to enter into mortgages and sale-leasebacks of property having a net book value in excess of $5 million without the approval of the Note holders. In 2002, prior to the issuance of the $200 million notes, we entered into a forward interest rate lock to hedge our exposure to fluctuations in treasury interest rates, which resulted in a loss of $1.3 million in 2002. This amount was recorded in Accumulated other comprehensive income (loss) and is being amortized over the life of the notes.

In October 2007, we entered into a revised five year, $250 million revolving credit facility to replace the previous $200 million facility which was scheduled to expire in October 2009. There have been no material changes from the previous facility other than the amount. The interest rate applicable to borrowings under the new credit agreement is either the prime rate or a surcharge over LIBOR. The covenants of the new facility require that shareholders’ equity be greater than $675 million and that total debt not exceed 55% of total capitalization (defined as total debt plus total shareholders’ equity). We were in compliance with all debt covenants at December 31, 2007 and 2006. Annual commitment fee requirements to support availability of the credit facility were not material. This facility is used as a backup to our commercial paper program and was unused as of December 31, 2007.

Although these facilities are not the principal source of our liquidity, we believe these facilities are capable of providing adequate financing at reasonable rates of interest. However, a significant deterioration in results of operations or cash flows, leading to deterioration in financial condition, could either increase our future borrowing costs or restrict our ability to sell commercial paper in the open market. We have not entered into any other guarantees, commitments or obligations that could give rise to unexpected cash requirements.

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

Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158 which required the Company to recognize the funded status of its defined benefit pension and postretirement plans as an asset or liability in its Consolidated Balance Sheet. In 2007, the Company recorded a total credit to equity through Accumulated other comprehensive income, net of tax, related to pension and postretirement plans of $44.9 million, of which $42.0 million is related to pensions. In 2006, the Company recorded a total charge of $36.8 million, net of tax, of which $36.1 million is related to pension. Further details on the pretax impact of these items can be found in Note 11 — Retirement Benefits.

Changes in the value of the defined benefit plan assets and liabilities will affect the amount of pension expense ultimately recognized. Although differences between actuarial assumptions and actual results are no longer deferred for balance sheet purposes, deferral is still required for pension expense purposes. Unrecognized gains and losses in excess of an annual calculated minimum amount (the greater of 10% of the projected benefit obligation or 10% of the market value of assets) are amortized and recognized in net periodic pension cost over our average remaining service period of active employees, which approximates 13-15 years. During 2007, we recorded

$1.9 million of pension expense related to the amortization of these unrecognized losses. We expect to record $1.3 million of expense related to unrecognized losses in 2008.

The actual return on our pension assets in the current year as well as the cumulative return over the past five and ten year periods has exceeded our expected return for the same periods. Offsetting these favorable returns has been a decline in long-term interest rates and a resulting increase in our pension liabilities. These declines in long-term interest rates have had a negative impact on the funded status of the plans. Consequently, we contributed approximately $28 million in 2007, $8 million in 2006 and $32 million in 2005 to both our foreign and domestic defined benefit pension plans. These contributions along with favorable investment performance of the plan assets have improved the funded status of all of our plans. We expect to make additional contributions of approximately $7 million to our foreign plans during 2008 and no contributions are expected to be made to the domestic defined benefit pension plans. This level of funding is not expected to have any significant impact on our overall liquidity.

Assumptions

The following assumptions were used to determine projected pension and other benefit obligations at the measurement date and the net periodic benefit costs for the year:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	6.41%	5.66%	6.50%	5.75%
Rate of compensation increase	4.58%	4.33%	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	5.66%	5.45%	5.75%	5.50%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.58%	4.33%	N/A	N/A

At the end of each year, we estimate the expected long-term rate of return on pension plan assets based on the strategic asset allocation for our plans. In making this determination, we utilize expected rates of return for each asset class based upon current market conditions and expected risk premiums for each asset class. A one percentage point change in the expected long-term rate of return on pension fund assets would have an impact of approximately $6.1 million on 2008 pretax pension expense. The expected long-term rate of return is applied to the fair market value of pension fund assets to produce the expected return on fund assets that is included in pension expense. The difference between this expected return and the actual return on plan assets was recognized at December 31, 2007 for balance sheet purposes, but continues to be deferred for expense purposes. The net deferral of past asset gains (losses) ultimately affects future pension expense through the amortization of gains (losses) with an offsetting adjustment to Shareholders’ equity through Accumulated other comprehensive income.

At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities. The discount rate is an estimate of the current interest rate at which the pension plans’ liabilities could effectively be settled. In estimating this rate, we look to rates of return on high-quality, fixed-income investments with maturities that closely match the expected funding period of our pension liability. The discount rate of 6.5% which we used to determine the projected benefit obligation for our U.S. pension plans at December 31, 2007 was determined using the Citigroup Pension Discount Curve applied to our expected annual future pension benefit payments. An increase of one percentage point in the discount rate would lower 2008 pretax pension expense by approximately $2.4 million. A discount rate decline of one percentage point would increase pretax pension expense by approximately $5.4 million.

Other Post Employment Benefits (“OPEB”)

We had health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits were discontinued in 1991 for substantially all future retirees with the exception of certain operations in our Power segment which still maintain a limited retiree medical plan for their union employees. These plans are not funded and, therefore, no assumed rate of return on assets is required. The discount rate of 6.5% used to determine the projected benefit obligation at December 31, 2007 was based upon the Citigroup Pension Discount Curve as applied to our projected annual benefit payments for these plans. In 2007 in accordance with SFAS No. 158 we recorded credits to Accumulated other comprehensive income within Shareholders’ equity, net of tax, of $2.9 million. In 2006, we recorded a charge of 0.7 million, net of tax, related to OPEB.

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

Contractual Obligations

A summary of our contractual obligations and commitments at December 31, 2007 is as follows (in millions):

		Payments due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Debt obligations	$236.7	$36.7	$—	$200.0	$—
Expected interest payments	55.8	12.8	25.5	17.5	—
Operating lease obligations	57.9	12.6	18.2	7.0	20.1
Purchase obligations	134.2	125.7	7.7	0.8	—
Income tax payments	0.6	0.6	—	—	—
Obligations under customer incentive programs	25.2	25.2	—	—	—

Total	$510.4	$213.6	$51.4	$225.3	$20.1

Our purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability. These obligations primarily consist of inventory purchases made in the normal course of business to meet operational requirements, consulting arrangements and commitments for equipment purchases. Other long-term liabilities reflected in our Consolidated Balance Sheet at December 31, 2007 have been excluded from the table above and primarily consist of costs associated with retirement benefits. See Note 11 — Retirement Benefits in the Notes to Consolidated Financial Statements for estimates of future benefit payments under our benefit plans. As of December 31, 2007, we have $8.7 million of uncertain tax positions. We are unable to make a reasonable estimate regarding settlement of these uncertain tax positions, and as a result, they have been excluded from the table. See Note 13 — Income Taxes.

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

Inventory Valuation

We routinely evaluate the carrying value of our inventories to ensure they are carried at the lower of cost or market value. Such evaluation is based on our judgment and use of estimates, including sales forecasts, gross margins for particular product groupings, planned dispositions of product lines, technological events and overall industry trends. In addition, the evaluation is based on changes in inventory management practices which may influence the timing of exiting products and method of disposing of excess inventory.

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

Capitalized Computer Software Costs

We capitalize certain costs of internally developed software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized costs include purchased materials and services, and payroll and payroll related costs. General and administrative, overhead, maintenance and training costs, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred. The cost of internally developed software is amortized on a straight-line basis over appropriate periods, generally five years. The unamortized balance of internally developed software is included in Intangible assets and other in the Consolidated Balance Sheet.

Employee Benefits Costs and Funding

We sponsor domestic and foreign defined benefit pension, defined contribution and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on the pension fund assets, rate of increase in employee compensation levels and health care cost increase projections. These assumptions are determined based on Company data and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. Further discussion on the assumptions used in 2007 and 2006 are included above under “Pension Funding Status” and in Note 11 — Retirement Benefits in the Notes to Consolidated Financial Statements.

Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. SFAS No. 109 requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The factors used to assess the likelihood of realization of deferred tax assets are the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income can affect the ultimate realization of net deferred tax assets.

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

Valuation of Long-Lived Assets

Our long-lived assets include land, buildings, equipment, molds and dies, software, goodwill and other intangible assets. Long-lived assets, other than goodwill and indefinite-lived intangibles, are depreciated over their estimated useful lives. We review depreciable long-lived assets for impairment to assess recoverability from future operations using undiscounted cash flows. For these assets, no impairment charges were recorded in 2007 or 2006, except for certain assets affected by the Lighting Program as discussed under “Special Charges” within this Management’s Discussion and Analysis and in Note 2 — Special Charges of the Notes to Consolidated Financial Statements.

Goodwill and indefinite-lived intangible assets are reviewed annually for impairment unless circumstances dictate the need for more frequent assessment under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. The identification and measurement of impairment of goodwill involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporates certain factors including our assumptions about operating results, business plans, income projections, anticipated future cash flows, and market data. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized from newly acquired entities and therefore certain uncertainty. The identification and measurement of impairment of indefinite-lived intangible assets involves testing which compares carrying values of assets to the estimated fair values of assets. When appropriate, the carrying value of assets will be reduced to estimated fair values.

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-K and in the Annual Report attached hereto, which does not constitute part of this Form 10-K, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about capital resources, performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in operating results, anticipated market conditions, and economic recovery are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

•	Changes in demand for our products, market conditions, product quality, product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	The expected benefits and the timing of other actions in connection with our enterprise-wide business system.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected or future levels of operating cash flow, indebtedness and capital spending.

•	General economic and business conditions in particular industries or markets.

•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	A major disruption in one of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations and relocations.

•	Changes in our relationships with, or the financial condition or performance of, key distributors and other customers, agents or business partners could adversely affect our results of operations.

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions.

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Ability to carry out future acquisitions and strategic investments in our core businesses and costs relating to acquisitions and acquisition integration costs.

•	Future repurchases of common stock under our common stock repurchase programs.

•	Changes in accounting principles, interpretations, or estimates.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

•	Other factors described in our SEC filings, including the “Business” and “Risk Factors” Section in this Annual Report on Form 10-K for the year ended December 31, 2007.

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

We manufacture our products in the United States, Canada, Switzerland, Puerto Rico, Mexico, Italy, United Kingdom, Brazil and Australia and sell products in those markets as well as through sales offices in Singapore, the People’s Republic of China, Mexico, South Korea and the Middle East. International shipments from non-U.S. subsidiaries as a percentage of the Company’s total net sales were 14% in 2007, 13% in 2006 and 11% in 2005. The United Kingdom market represents 36%, Canada 27%, Switzerland 11%, and all other areas 26% of total 2007 international sales. As such, our operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. To manage this exposure, we closely monitor the working capital requirements of our international units. In 2007, we entered into a series of forward exchange contracts on behalf of our Canadian operation to purchase U.S. dollars in order to hedge a portion of their exposure to fluctuating rates of exchange on anticipated inventory purchases. As of December 31, 2007 we had 18 outstanding contracts for $1 million each, which expire through December 2008.

Product purchases representing approximately 14% of our net sales are sourced from unaffiliated suppliers located outside the United States, primarily in China and other Asian countries, Europe and Mexico. We are actively seeking to expand this activity, particularly related to purchases from low cost areas of the world. Foreign sourcing of products may result in unexpected fluctuations in product cost or increased risk of business interruption due to lack of product or component availability due to any one of the following:

•	Political or economic uncertainty in the source country

•	Fluctuations in the rate of exchange between the U.S. dollar and the currencies of the source countries

•	Increased logistical complexity including supply chain interruption or delay, port of departure or entry disruption and overall time to market

•	Loss of proprietary information

•	Product quality issues outside the control of the Company

We have developed plans that address many of these risks. Such actions include careful selection of products to be outsourced and the suppliers selected; ensuring multiple sources of supply; limiting concentrations of activity by port, broker, freight forwarder, etc., processes related to quality control; and maintaining control over operations, technologies and manufacturing deemed to provide competitive advantage. Many of our businesses have a dependency on certain basic raw materials needed to produce their products including steel, brass, copper, aluminum, bronze, plastics, phenols, zinc, nickel, elastomers and petrochemicals as well as purchased electrical and electronic components. Our financial results could be affected by the availability and changes in prices of these materials and components.

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

The following table presents cost information related to interest risk sensitive instruments by maturity at December 31, 2007 (dollars in millions):

								Fair Value
	2008	2009	2010	2011	2012	Thereafter	Total	12/31/07

Assets
Available-for-sale investments	$—	$11.6	$11.8	$1.8	$4.0	$3.4	$32.6	$33.0
Avg. interest rate	—	5.18%	5.55%	5.03%	5.00%	4.00%	—	—
Held-to-maturity investments	$0.1	$0.1	$0.1	$—	$—	$—	$0.3	$0.3
Avg. interest rate	5.00%	5.00%	5.00%	—	—	—	—	—

Liabilities
Long-term debt	$—	$—	$—	$—	$199.4	$—	$199.4	$213.8
Avg. interest rate	—	—	—	—	6.38%	—	—	—

All of the assets and liabilities above are fixed rate instruments. Other available-for-sale securities with a carrying value of $5.9 million are adjustable rate instruments which are not interest risk sensitive and are not included in the table above. We use derivative financial instruments only if they are matched with a specific asset, liability, or proposed future transaction. We do not speculate or use leverage when trading a financial derivative product.

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

We believe it is critical to provide investors and other users of our financial statements with information that is relevant, objective, understandable and timely, so that they can make informed decisions. As a result, we have established and we maintain systems and practices and internal control processes designed to provide reasonable, but not, absolute assurance that transactions are properly executed and recorded and that our policies and procedures are carried out appropriately. Management strives to recruit, train and retain high quality people to ensure that controls are designed, implemented and maintained in a high-quality, reliable manner.

Our independent registered public accounting firm audited our financial statements and the effectiveness of our internal control over financial reporting in accordance with Standards established by the Public Company Accounting Oversight Board (United States). Their report appears on the next page within this Annual Report on Form 10-K.

Our Board of Directors normally meets at least five times per year to provide oversight, to review corporate strategies and operations, and to assess management’s conduct of the business. The Audit Committee of our Board of Directors (which meets approximately eleven times per year) is comprised of at least three individuals all of whom must be “independent” under current New York Stock Exchange listing standards and regulations adopted by the SEC under the federal securities laws. The Audit Committee meets regularly with our internal auditors and independent registered public accounting firm, as well as management to review, among other matters, accounting, auditing, internal controls and financial reporting issues and practices. Both the internal auditors and independent registered public accounting firm have full, unlimited access to the Audit Committee.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate systems of internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm as stated in their report which is included on the next page within this Annual Report on Form 10-K.

Timothy H. Powers	David G. Nord
Chairman of the Board,	Senior Vice President and
President & Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hubbell Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hubbell Incorporated and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Stamford, Connecticut
February 22, 2008

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31
	2007	2006	2005
	(In millions except
	per share amounts)

Net sales	$2,533.9	$2,414.3	$2,104.9
Cost of goods sold	1,798.1	1,757.5	1,509.9

Gross profit	735.8	656.8	595.0
Selling & administrative expenses	436.4	415.6	357.9
Special charges, net	—	7.3	10.3

Operating income	299.4	233.9	226.8

Investment income	2.4	5.1	9.5
Interest expense	(17.6)	(15.4)	(19.3)
Other expense, net	—	(2.1)	(1.3)

Total other expense	(15.2)	(12.4)	(11.1)

Income before income taxes	284.2	221.5	215.7
Provision for income taxes	75.9	63.4	50.6

Net income	$208.3	$158.1	$165.1

Earnings per share
Basic	$3.54	$2.62	$2.71

Diluted	$3.50	$2.59	$2.67

Average number of common shares outstanding
Basic	58.8	60.4	61.0

Diluted	59.5	61.1	61.8

Cash dividends per common share	$1.32	$1.32	$1.32

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	At December 31,
	2007	2006
	(Dollars in millions)

ASSETS
Current Assets
Cash and cash equivalents	$77.5	$45.3
Short-term investments	—	35.9
Accounts receivable, net	332.4	354.3
Inventories, net	322.9	338.2
Deferred taxes and other	55.2	40.7

Total current assets	788.0	814.4
Property, Plant, and Equipment, net	327.1	318.5
Other Assets
Investments	39.2	0.3
Goodwill	466.6	436.7
Intangible assets and other	242.5	181.6

Total Assets	$1,863.4	$1,751.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$36.7	$20.9
Accounts payable	154.0	160.5
Accrued salaries, wages and employee benefits	58.6	49.2
Accrued insurance	46.7	42.8
Dividends payable	19.2	19.9
Other accrued liabilities	104.3	89.0

Total current liabilities	419.5	382.3
Long-Term Debt	199.4	199.3
Other Non-Current Liabilities	161.9	154.4

Total Liabilities	780.8	736.0

Commitments and Contingencies
Common Shareholders’ Equity
Common Stock, par value $.01
Class A — authorized 50,000,000 shares, outstanding 7,378,408 and 8,177,234 shares	0.1	0.1
Class B — authorized 150,000,000 shares, outstanding 50,549,566 and 52,001,000 shares	0.5	0.5
Additional paid-in capital	93.3	219.9
Retained earnings	962.7	827.4
Accumulated other comprehensive income (loss)	26.0	(32.4)

Total Common Shareholders’ Equity	1,082.6	1,015.5

Total Liabilities and Shareholders’ Equity	$1,863.4	$1,751.5

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Cash Flows From Operating Activities
Net income	$208.3	$158.1	$165.1
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) Loss on sale of assets	(0.7)	0.9	(5.4)
Depreciation and amortization	60.2	55.4	50.4
Deferred income taxes	(3.7)	11.4	6.4
Non-cash special charges	—	3.1	1.9
Stock-based compensation	12.7	11.8	0.7
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	27.8	(30.7)	(16.9)
Decrease (increase) in inventories	24.2	(86.3)	(13.2)
Increase in current liabilities	42.1	13.3	2.0
Changes in other assets and liabilities, net	(3.1)	14.0	17.7
Tax benefit from equity-based awards	(6.9)	(6.0)	—
Contributions to defined benefit pension plans	(28.4)	(7.7)	(31.6)
Other, net	2.7	2.6	7.0

Net cash provided by operating activities	335.2	139.9	184.1

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(52.9)	(145.7)	(54.3)
Proceeds from disposition of assets	5.1	0.6	14.6
Capital expenditures	(55.9)	(86.8)	(73.4)
Purchases of available-for-sale investments	(41.2)	(153.2)	(293.0)
Proceeds from sale of available-for-sale investments	38.6	296.0	356.9
Purchases of held-to-maturity investments	—	(0.4)	—
Proceeds from maturities/sales of held-to-maturity investments	—	21.4	17.2
Other, net	0.6	1.4	1.6

Net cash used in investing activities	(105.7)	(66.7)	(30.4)

Cash Flows From Financing Activities
Commercial paper borrowings, net	20.9	15.8	—
Borrowings of other debt	—	5.1	29.6
Payment of other debt	(5.1)	(29.8)	(1.2)
Payment of senior notes	—	—	(100.0)
Payment of dividends	(78.4)	(80.1)	(80.6)
Acquisition of common shares	(193.1)	(95.1)	(62.7)
Proceeds from exercise of stock options	48.0	38.5	32.8
Tax benefit from equity-based awards	6.9	6.0	—
Other, net	0.4	—	—

Net cash used in financing activities	(200.4)	(139.6)	(182.1)

Effect of exchange rate changes on cash	3.1	1.1	(0.9)

Increase (decrease) in cash and cash equivalents	32.2	(65.3)	(29.3)
Cash and cash equivalents
Beginning of year	45.3	110.6	139.9

End of year	$77.5	$45.3	$110.6

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Years Ended December 31, 2007, 2006 and 2005 (in millions, except per share amounts)
						Accumulated
						Other
	Class A	Class B	Additional			Comprehensive	Total
	Common	Common	Paid-In	Retained	Unearned	Income	Shareholders’
	Stock	Stock	Capital	Earnings	Compensation	(Loss)	Equity

Balance at December 31, 2004	$0.1	$0.5	$280.7	$664.5	$—	$(1.5)	$944.3

Net income				165.1			165.1
Minimum pension liability adjustment, net of related tax effect of $1.4						(2.2)	(2.2)
Translation adjustments						(7.5)	(7.5)
Unrealized loss on investments, net of tax						(0.3)	(0.3)
Unrealized loss on cash flow hedge, net of $0.1 of amortization, net of tax						0.7	0.7

Total comprehensive income							155.8
Issuance of restricted stock			8.3		(8.3)		—
Amortization of restricted stock					0.3		0.3
Issuance of common shares under compensation arrangements			0.3				0.3
Exercise of stock options, including tax benefit of $7.8			40.6				40.6
Acquisition of common shares			(62.7)				(62.7)
Cash dividends declared ($1.32 per share)				(80.5)			(80.5)

Balance at December 31, 2005	$0.1	$0.5	$267.2	$749.1	$(8.0)	$(10.8)	$998.1

Net income				158.1			158.1
Minimum pension liability adjustment, net of related tax effect of $1.3						2.1	2.1
Translation adjustments						12.4	12.4
Change in unrealized loss on investments, net of tax						0.3	0.3
Unrealized gain on cash flow hedge including $0.1 of amortization, net of tax						0.4	0.4

Total comprehensive income							173.3
Benefit plan adjustment to initially apply SFAS No. 158, net of tax of $19.7						(36.8)	(36.8)
Reversal of unearned compensation upon adoption of SFAS No. 123(R)			(8.0)		8.0		—
Stock-based compensation			11.9				11.9
Exercise of stock options			38.5				38.5
Tax benefits from stock plans			6.0				6.0
Acquisition/surrender of common shares			(95.7)				(95.7)
Cash dividends declared ($1.32 per share)				(79.8)			(79.8)

Balance at December 31, 2006	$0.1	$0.5	$219.9	$827.4	$—	$(32.4)	$1,015.5

Net income				208.3			208.3
Adjustment to pension and other benefit plans, net of tax of $27.3						44.9	44.9
Translation adjustments						14.1	14.1
Unrealized gain on investments, net of tax						0.2	0.2
Unrealized gain on cash flow hedge including $0.1 of amortization, net of tax						(0.8)	(0.8)

Total comprehensive income							266.7
Adjustment to initially apply FIN 48				4.7			4.7
Stock-based compensation			12.7				12.7
Exercise of stock options			48.0				48.0
Tax benefits from stock plans			6.9				6.9
Acquisition/surrender of common shares			(194.2)				(194.2)
Cash dividends declared ($1.32 per share)				(77.7)			(77.7)

Balance at December 31, 2007	$0.1	$0.5	$93.3	$962.7	$—	$26.0	$1,082.6

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include all subsidiaries; all significant intercompany balances and transactions have been eliminated. The Company has one active joint venture which is accounted for using the equity method. In 2007, the Company entered into a new joint venture, Hubbell Asia Limited, whose principal objective is to manage a wholly owned foreign manufacturing company in the People’s Republic of China beginning in 2008. The Company has contributed $2.5 million for a 50% interest in the joint venture which has been consolidated in accordance with the provisions of FIN 46, “Consolidation of Variable Interest Entities”.

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

Revenue Recognition

Revenue is recognized when title to the goods sold and the risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services are rendered, the price is determinable and collectibility is reasonably assured. Revenue is typically recognized at the time of shipment as the Company’s shipping terms are generally FOB shipping point. The Company recognizes less than one percent of total annual consolidated net revenue from post shipment obligations and service contracts, primarily within the Industrial Technology segment. Revenue is recognized under these contracts when the service is completed and all conditions of sale have been met. In addition, within the Industrial Technology segment, certain businesses sell large and complex equipment which requires construction and assembly and has long lead times. It is customary in these businesses to require a portion of the selling price to be paid in advance of construction. These payments are treated as deferred revenue and are classified in Other accrued liabilities in the Consolidated Balance Sheet. Once the equipment is shipped to the customer and meets the revenue recognition criteria, the deferred revenue is recognized in the Consolidated Statement of Income.

Further, certain of our businesses account for sales discounts and allowances based on sales volumes, specific programs and customer deductions, as is customary in electrical products markets. These items primarily relate to sales volume incentives, special pricing allowances, and returned goods. Sales volume incentives represent rebates with specific sales volume targets for specific customers. Certain distributors qualify for price rebates by subsequently reselling the Company’s products into select channels of end users. Following a distributor’s sale of an eligible product, the distributor submits a claim for a price rebate. A number of distributors, primarily in the Electrical segment, have a right to return goods under certain circumstances which are reasonably estimable by affected businesses and have historically ranged from 1%-3% of gross sales. This requires us to estimate at the time of sale the amounts that should not be recorded as revenue as these amounts are not expected to be collected in cash from customers. The Company principally relies on historical experience, specific customer agreements and anticipated future trends to estimate these amounts at the time of shipment.

Shipping and Handling Fees and Costs

The Company records shipping and handling costs as part of Cost of goods sold in the Consolidated Statement of Income. Any amounts billed to customers for reimbursement of shipping and handling are included in Net sales in the Consolidated Statement of Income.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash and Cash Equivalents

Cash equivalents consist of investments with original maturities of three months or less. The carrying value of cash equivalents approximates fair value because of their short maturities. Within the Consolidated Statement of Cash Flow for the year ending December 31, 2005, the beginning of the year balance for cash and cash equivalents has been reclassified for book overdraft cash balances which have been reflected in Accounts payable in order to conform to the 2006 and 2007 presentation.

Investments

The Company defines short-term investments as securities with original maturities of greater than three months but less than one year. Investments in debt and equity securities are classified by individual security as either available-for-sale or held-to-maturity. Municipal bonds and variable rate demand notes are classified as available-for-sale investments and are carried on the balance sheet at fair value with current period adjustments to carrying value recorded in Accumulated other comprehensive income within Shareholders’ equity, net of tax. Other securities which the Company has the positive intent and ability to hold to maturity, are classified as held-to-maturity and are carried on the balance sheet at amortized cost. The effects of amortizing these securities are recorded in current earnings. Realized gains and losses are recorded in income in the period of sale.

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

Inventories

Inventories are stated at the lower of cost or market value. The cost of substantially all domestic inventories (approximately 82% of total net inventory value) is determined utilizing the last-in, first-out (LIFO) method of inventory accounting. The cost of foreign inventories and certain domestic inventories is determined utilizing average cost or first-in, first-out (FIFO) methods of inventory accounting.

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

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Capitalized computer software costs, net of amortization, were $28.1 million and $38.2 million at December 31, 2007 and 2006, respectively. The Company recorded amortization expense of $10.9 million, $9.1 million and $5.6 million in 2007, 2006, and 2005, respectively, relating to capitalized computer software.

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Indefinite-lived intangible assets and goodwill are subject to annual impairment testing using the specific guidance and criteria described in SFAS No. 142, “Goodwill and Other Intangible Assets”. This testing compares carrying values to estimated fair values and when appropriate, the carrying value of these assets will be reduced to estimated fair value. Fair values were calculated using a range of estimated future operating results and primarily utilized a discounted cash flow model. In the second quarter of 2007, the Company performed its annual impairment testing of goodwill. This testing resulted in fair values for each reporting unit exceeding the reporting unit’s carrying value, including goodwill. The Company performed its annual impairment testing of indefinite-lived intangible assets which resulted in no impairment. The Company’s policy is to perform its annual goodwill impairment assessment in the second quarter of each year unless circumstances dictate the need for more frequent assessments. Intangible assets with definite lives are being amortized over periods ranging from 7-30 years.

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

Income Taxes

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The IRS and other tax authorities routinely review the Company’s tax returns. These audits can involve complex issues which may require an extended period of time to resolve. The Company makes adequate provisions for best estimates of exposures on previously filed tax returns. Deferred income taxes are recognized for the tax consequence of differences between financial statement carrying amounts and the tax basis of assets and liabilities by applying the currently enacted statutory tax rates in accordance with SFAS No. 109, “Accounting for Income Taxes”. The effect of a change in statutory tax rates is recognized as income in the period that includes the enactment date. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. The Company uses factors to assess the likelihood of realization of deferred tax assets such as the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. For any amount of benefit to be recognized, it must be determined that it is more-likely-than-not that a tax position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of benefit to be recognized is based on the Company’s assertion of the most likely outcome resulting from an examination, including resolution of any related appeals or litigation processes. At adoption, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Details with respect to the impact on the Consolidated financial statements of these uncertain tax positions and the adoption are included in Note 13 — Income Taxes.

Research, Development & Engineering

Research, development and engineering expenditures represent costs to discover and/or apply new knowledge in developing a new product, process, or in bringing about a significant improvement to an existing product or process. Research, development and engineering expenses are recorded as a component of Cost of goods sold. Expenses for research, development and engineering were less than 1% of Cost of goods sold for each of the years 2007, 2006, and 2005.

Retirement Benefits

The Company maintains various defined benefit pension plans for some of its U.S. and foreign employees. Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 required the Company to recognize the funded status of its defined benefit pension and postretirement plans as an asset or liability in the Consolidated Balance Sheet. Gains or losses, prior service costs or credits, and transition assets or obligations that have not yet been included in net periodic benefit cost as of the end of the year of adoption are recognized as components of Accumulated other comprehensive income, net of tax, within Shareholders’ equity. The Company’s policy is to fund pension costs within the ranges prescribed by applicable regulations. In addition to providing defined benefit pension benefits, the Company provides health care and life insurance benefits for some of its active and retired employees. The Company’s policy is to fund these benefits through insurance premiums or as actual expenditures are made. The Company accounts for these benefits in accordance with SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. See also Note 11 — Retirement Benefits.

Earnings Per Share

Basic earnings per share is calculated as net income divided by the weighted average number of shares of common stock outstanding and earnings per diluted share is calculated as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents. See also Note 18 — Earnings Per Share.

Stock-Based Employee Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”. The standard requires expensing the value of all share-based payments, including stock options and similar awards, based upon the award’s fair value measurement on the grant date. SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS No. 123(R) is supplemented by SEC SAB No. 107, “Share-Based Payment”. SAB No. 107 expresses the SEC staff’s views regarding the interaction between SFAS No. 123(R) and certain rules and regulations including the valuation of share-based payment arrangements. The Company adopted the modified prospective transition

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method as outlined in SFAS No. 123(R) and, therefore, 2005 amounts have not been restated. See also Note 17 — Stock-Based Compensation.

Comprehensive Income

Comprehensive income is a measure of net income and all other changes in Shareholders’ equity of the Company that result from recognized transactions and other events of the period other than transactions with shareholders. See also the Consolidated Statement of Changes in Shareholders Equity and Note 19 — Accumulated Other Comprehensive Income (Loss).

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

During 2007 and 2006, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases. These contracts, each for $1 million expire over the next 12 months through December 2008 and have been designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.

As of December 31, 2007 and 2006, the Company had $0.8 million of unrealized cash flow hedge losses and $0.2 million of unrealized cash flow hedge gains, respectively, on foreign currency hedges and $0.6 million and $0.7 million, respectively, of unamortized losses on a forward interest rate lock arrangement recorded in Accumulated other comprehensive income. Amounts charged to income in 2007 and 2006 were immaterial.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. However, companies still need to comply with SFAS No. 157’s recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are measured at least annually. The Company does not anticipate that this standard will have any immediate material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. This statement is applicable to the Company on January 1, 2008. The Company does not plan to elect to report any selected financial assets or liabilities at fair value.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations”, which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 141R and the impact that this standard will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement will be applicable to the Company on January 1, 2009. The Company is currently evaluating the impact that this standard will have on its financial statements.

Note 2 —	Special Charges

Full year operating results in 2006 and 2005 include pretax special charges related to the lighting business integration and rationalization program. 2005 special charges also include final charges related to capacity reduction actions which resulted in a factory closure. The lighting business integration and rationalization program was substantially completed as of December 31, 2006. Any remaining costs in 2007 have been recorded as S&A expense or Cost of goods sold in the Consolidated Statement of Income. Both programs and all special charges for these years occurred within the Electrical segment.

The following table summarizes activity by year with respect to special charges for 2006 and 2005, (in millions):

	CATEGORY OF COSTS
		Facility Exit
	Severance and	and	Asset	Inventory
Year/Program	Other Benefit Costs	Integration	Impairments	Write-Downs*	Total

2006
Lighting integration	$2.8	$1.6	$2.9	$0.2	$7.5

2005
Lighting integration	$5.7	$2.7	$1.2	$0.4	$10.0
Other capacity reduction	—	0.6	—	0.3	0.9

	$5.7	$3.3	$1.2	$0.7	$10.9

*	Recorded in Cost of goods sold

Lighting Business Integration and Rationalization Program

Charges in connection with the Program were the result of a series of actions related to the consolidation of manufacturing, sales, and administrative functions occurring throughout the commercial and industrial lighting businesses and the relocation of the manufacturing and assembly of commercial lighting fixture products to low cost countries.

In 2006, Special charges totaled $7.5 million including $0.2 million of inventory write-downs reflected in Cost of goods sold. In total, $2.9 million of costs were expensed in connection with actions initiated during the year and

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$4.6 million incurred in 2006 related to actions initiated and announced in prior years. In the fourth quarter of 2006, an outdoor, commercial products plant closure was announced and charges were recorded related to asset impairments of $2.4 million and severance and benefits of $0.5 million, including a pension curtailment charge. In total, approximately 100 people were affected by this announcement, all of which left the Company as of the end of the first quarter of 2007. The severance costs were recorded over the service period of the affected employees. The fixed asset write-downs represent (1) a reduction in the carrying value of a building to fair market value and (2), machinery and equipment write-downs to salvage value based upon the age and location of the equipment.

Charges of $10 million recorded in 2005 related to the Program consisted of $5.7 million of severance and other employee benefit costs including a pension curtailment, $1.6 million for the write-down of equipment to fair market value, the write-off of leasehold improvements and inventory write-downs, and $2.7 million of other facility exit costs. A reduction of approximately 490 employees is expected as a result of projects initiated in 2005, of which approximately 250 employees have left the Company as of December 31, 2007 with the remainder expected by the end of 2008. A portion of the severance costs were recorded based upon the affected employees’ remaining service period following announcement of the programs. Asset write-downs primarily consisted of the write-down of the assets of the outdoor, commercial facility to fair market value and other equipment write-downs to record the equipment at estimated salvage value. In addition to the above, the Company recorded expenses related to facility exit costs including plant shutdown and facility remediation.

Closure of a Wiring Device Factory

In the second quarter of 2005, the Company closed a wiring device factory in Puerto Rico. The closure of this factory was announced in 2004 and the Company recorded special charges related to the closure at that time. Production activities were either outsourced or transferred to other existing facilities. In 2005, the Company recorded additional pretax special charges of $0.9 million associated with the closure, which consisted of $0.3 million of inventory write-downs and $0.6 million of facility related exit costs. Approximately 200 employees were impacted by this action, all of whom have left the Company as of December 31, 2006.

The following table sets forth the components of special charges recorded and accrued in 2005 and 2006, (in millions):

	Accrued
	Beginning		Cash	Non-cash	Accrued End
	of Year Balance	Provision	Expenditures	Write-downs	of Year Balance

Lighting Business Integration Program:
2005	$1.3	$10.0	$(5.9)	$(1.6)	$3.8	*
2006	3.8	7.5	(2.2)	(3.1)	6.0	*
Wiring Device Factory Closure:
2005	$2.0	$0.9	$(2.3)	$(0.3)	$0.3
2006	0.3	—	(0.3)	—	—

*	Included in the accrued balance at December 31, 2006 and December 31, 2005 is $3.2 million and $3.0 million, respectively, of accrued pension curtailment costs classified in Other Non-Current Liabilities within the Consolidated Balance Sheet at December 31, 2006 and 2005.

As of December 31, 2007, a remaining accrued balance of $5.3 million related to severance cost and the pension curtailment in connection with the closure of one manufacturing facility. The severance is expected to be paid out upon closure of this facility in late 2008. The pension curtailment is included in long-term pension liability and is not expected to be paid out until future years.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Business Acquisitions

In October 2007, the Company purchased all of the outstanding common stock of PCORE for $50.1 million in cash. PCORE has been added to the Power segment and the results of operations after October 1, 2007 are included in the Consolidated Financial Statements. PCORE, located in LeRoy, New York, is a leading manufacturer of high voltage condenser bushings. These products are used in the electric utility infrastructure.

The Company is in the process of finalizing the determination of fair values of the underlying assets and liabilities and, as a result, the allocations of purchase price related to the acquisition discussed above could change. The following table summarizes the preliminary allocation of the purchase price to estimated fair values of the assets acquired and liabilities assumed as of the purchase date for PCORE, (in millions):

Total purchase price including transaction expenses, net of cash acquired	$50.1

Fair value assigned to assets acquired	$15.9
Fair value of liabilities assumed	(3.3)
Amounts assigned to intangible assets	15.5
Amount allocated to goodwill	22.0

Total allocation	$50.1

The fair value assigned to net assets acquired primarily relates to accounts receivable, inventory and fixed assets. Intangible assets identified primarily consist of tradenames and customer lists. The tradenames are being amortized over a period of 30 years and customer lists are being amortized over a period of 20 years. The excess of purchase price over the fair values of assets acquired, liabilities assumed and identifiable intangible assets has been allocated to goodwill. Goodwill is not expected to be deductible for tax purposes.

In March 2007, the Company purchased a small Brazilian manufacturing business for $2.1 million. This acquisition has been added to the Power segment and has been integrated into the Company’s Brazilian operations.

In June 2006, the Company purchased all of the outstanding common stock of Strongwell Lenoir City, Inc. (renamed Hubbell Lenoir City, Inc.) for $117.4 million in cash. Hubbell Lenoir City, Inc., added to the Power segment, designs and manufactures precast polymer concrete products used to house underground equipment and also has a line of surface drain products. These products are sold to the electrical utility and telecommunications industries. Hubbell Lenoir City, Inc. complements the existing product lines and shares a similar customer base to the existing businesses within the Power segment.

In November 2006, the Company purchased all of the outstanding common stock of Austdac for $28.8 million, net of $2.3 million of cash acquired. Austdac is based in New South Wales, Australia and manufactures a wide range of products used in harsh and hazardous applications in a variety of industries. Austdac was added to the Industrial Technology segment. In 2007 the Company paid an additional $0.7 million relating to this acquisition.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting for the purchase of these businesses acquired in 2006, including adjustments made in 2007, is complete as of December 31, 2007. The following table summarizes the final fair values of the assets acquired and liabilities assumed as of December 31, 2007, (in millions):

	Lenoir City	Austdac

Total purchase price including transaction expenses, net of cash acquired	$117.4	$28.8

Fair value assigned to assets acquired	$34.6	$9.0
Fair value of liabilities assumed	(8.3)	(6.5)
Amounts assigned to intangible assets	28.7	11.3
Amount allocated to goodwill	62.4	15.0

Total allocation	$117.4	$28.8

The fair values assigned to net assets acquired primarily relate to inventory and fixed assets. Intangible assets identified primarily consist of tradenames and customer lists. The tradenames are being amortized over a period of 30 years and customer lists are being amortized over a period of 7-10 years. The excess of purchase price over the fair values of assets acquired, liabilities assumed and identifiable intangible assets has been allocated to goodwill. All of the goodwill is expected to be deductible for tax purposes. These acquisitions have been included in the Company’s Consolidated Financial Statements from their respective dates of acquisition.

Note 4 —	Receivables and Allowances

Receivables consist of the following components at December 31, (in millions):

	2007	2006

Trade accounts receivable	$349.0	$368.2
Non-trade receivables	8.3	10.1

Accounts receivable, gross	357.3	378.3
Allowance for credit memos, returns, and cash discounts	(21.2)	(20.8)
Allowance for doubtful accounts	(3.7)	(3.2)

Total allowances	(24.9)	(24.0)

Accounts receivable, net	$332.4	$354.3

Note 5 —	Inventories

Inventories are classified as follows at December 31, (in millions):

	2007	2006

Raw material	$106.6	$106.6
Work-in-process	62.2	63.5
Finished goods	227.7	239.6

	396.5	409.7
Excess of FIFO over LIFO cost basis	(73.6)	(71.5)

Total	$322.9	$338.2

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Goodwill and Other Intangible Assets

Changes in the carrying amounts of goodwill for the years ended December 31, 2007 and 2006, by segment, were as follows (in millions):

			Industrial
	Electrical	Power	Technology	Total

Balance December 31, 2005	$175.9	$122.1	$53.5	$351.5

Acquisitions	—	61.8	16.4	78.2
Translation adjustments	5.5	1.0	0.5	7.0

Balance December 31, 2006	$181.4	$184.9	$70.4	$436.7

Acquisitions	—	23.2	0.7	23.9
Translation adjustments	2.1	2.1	1.8	6.0

Balance December 31, 2007	$183.5	$210.2	$72.9	$466.6

In 2007 and 2006 the Company recorded additions to goodwill in connection with the purchase accounting for acquisitions. Included in 2007 acquisitions in the Power segment is $22.4 million of goodwill from the acquisitions of PCORE and a product line from a small Brazilian manufacturing business and $0.8 million related to a final adjustment of acquisition costs related to the 2006 Hubbell Lenoir City, Inc. acquisition. Included in 2007 acquisitions in the Industrial Technology segment is a $0.7 million adjustment to goodwill relating to the 2006 acquisition of Austdac. In 2006, acquisitions consisted of the purchase of two separate businesses of which one was in the Power segment and the other was in the Industrial Technology segment. See also Note 3 — Business Acquisitions.

Identifiable intangible assets are recorded in Intangible assets and other in the Consolidated Balance Sheet. Identifiable intangible assets are comprised of the following (in millions):

	December 31,		December 31,
	2007		2006
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization

Definite-lived:
Patents and trademarks	$44.3	$(4.6)	$36.8	$(1.7)
Other	39.0	(8.6)	23.9	(6.1)

Total	83.3	(13.2)	60.7	(7.8)

Indefinite-lived:
Trademarks and other	20.6	—	21.4	—

Totals	$103.9	$(13.2)	$82.1	$(7.8)

Other definite-lived intangibles consist primarily of customer relationships and technology.

Amortization expense was $5.5 million, $3.5 million and $1.7 million in 2007, 2006 and 2005, respectively. Amortization expense is expected to be $5.2 million in 2008, $5.0 million in 2009, $4.8 in 2010 and 2011, and $4.6 million in 2012.

Note 7 —	Investments

At December 31, 2007, available-for-sale investments consisted of $33.0 million of municipal bonds and $5.9 million of variable rate demand notes. At December 31, 2006, available-for-sale investments consisted of $35.9 million of variable rate demand notes. These investments are stated at fair market value based on current

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quotes. Variable rate demand notes are reset to current interest rates weekly. At December 31, 2007 and 2006, held-to-maturity investments consisted of Missouri state bonds. These held-to-maturity investments have been stated at amortized cost. There were no securities during 2007 and 2006 that were classified as trading investments.

The following table sets forth selected data with respect to the Company’s investments at December 31, (in millions):

	2007					2006
		Gross	Gross				Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

Available-For-Sale Investments	$38.5	$0.5	$(0.1)	$38.9	$38.9	$35.9	$—	$—	$35.9	$35.9

Held-To-Maturity Investments	0.3	—	—	0.3	0.3	0.3	—	—	0.3	0.3

Total Investments	$38.8	$0.5	$(0.1)	$39.2	$39.2	$36.2	$—	$—	$36.2	$36.2

Contractual maturities of available-for-sale and held-to-maturity investments at December 31, 2007 were as follows (in millions):

	Amortized	Fair
	Cost	Value

Available-For-Sale Investments
After 1 year but within 5 years	$29.2	$29.5
Due after 10 years	9.3	9.4

Total	$38.5	$38.9

Held-To-Maturity Investments
Due within 1 year	$0.1	$0.1
After 1 year but within 5 years	0.2	0.2

Total	$0.3	$0.3

In 2007 and 2006, the Company recorded credits of $0.2 million and $0.3 million, respectively, to net unrealized gains on available-for-sale securities which have been included in Accumulated other comprehensive income(loss), net of tax. The cost basis used in computing the gain or loss on these securities was through specific identification. Realized gains and losses were immaterial in 2007, 2006 and 2005.

Note 8 —	Property, Plant, and Equipment

Property, plant, and equipment, carried at cost, is summarized as follows at December 31, (in millions):

	2007	2006

Land	$33.2	$30.9
Buildings and improvements	200.1	166.9
Machinery, tools and equipment	579.2	526.2
Construction-in-progress	18.7	65.7

Gross property, plant, and equipment	831.2	789.7
Less accumulated depreciation	(504.1)	(471.2)

Net property, plant, and equipment	$327.1	$318.5

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciable lives on buildings range between 20-40 years. Depreciable lives on machinery, tools, and equipment range between 3-20 years. The Company recorded depreciation expense of $43.1 million, $42.3 million and $42.7 million for 2007, 2006 and 2005, respectively.

Note 9 —	Other Accrued Liabilities

Other Accrued Liabilities consists of the following at December 31, (in millions):

	2007	2006

Accrued income taxes	$1.8	$18.5
Customer program incentives	25.2	28.1
Deferred revenue	23.3	4.9
Other	54.0	37.5

Total	$104.3	$89.0

Note 10 —	Other Non-Current Liabilities

Other Non-Current Liabilities consists of the following at December 31, (in millions):

	2007	2006

Pensions	$47.5	$79.2
Other postretirement benefits	30.1	33.6
Deferred tax liabilities	51.9	22.0
Other	32.4	19.6

Total	$161.9	$154.4

Note 11 —	Retirement Benefits

The Company has funded and unfunded non-contributory U.S. and foreign defined benefit pension plans. Benefits under these plans are generally provided based on either years of service and final average pay or a specified dollar amount per year of service. The Company also maintains five defined contribution pension plans.

Effective January 1, 2004, the defined benefit pension plan for U.S. salaried and non-collectively bargained hourly employees was closed to employees hired on or after January 1, 2004. Effective January 1, 2006, the defined benefit pension plan for the Hubbell Canada salaried employees was closed to existing employees who did not meet certain age and service requirements as well as all new employees hired on or after January 1, 2006. Effective January 1, 2007 the defined benefit pension plan for Hubbell’s U.K. operations was closed to all new employees hired on or after January 1, 2007. These U.S., Canadian and U.K. employees are eligible instead for defined contribution plans. Effective December 31, 2007, the Company closed its Retirement Plan for Directors to active and future directors and transferred the present value liability to the Deferred Compensation Plan for directors.

The Company also has a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits were discontinued in 1991 for substantially all future retirees, with the exception of Anderson Electrical Products which discontinued its plan for future retirees in 2004. A.B. Chance Company and PCORE maintain limited retiree medical plans for their union employees. The Company anticipates future cost-sharing changes for its active and discontinued plans that are consistent with past practices.

None of the acquisitions made in 2006 impacted the defined benefit pension or other benefit assets or liabilities. In connection with the acquisition of PCORE in October 2007, the Company acquired its pension plans and other post employment plans.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses a December 31 measurement date for all of its plans. No amendments made in 2007 or 2006 to the defined benefit pension plans had a significant impact on the total pension benefit obligation.

The following table sets forth the reconciliation of beginning and ending balances of the benefit obligations and the plan assets for the Company’s defined benefit pension and other benefit plans at December 31, (in millions):

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Change in benefit obligation
Benefit obligation at beginning of year	$591.4	$580.4	$33.6	$41.3
Service cost	16.9	17.9	0.5	0.3
Interest cost	32.7	30.9	1.7	2.1
Plan participants’ contributions	0.9	0.6	—	—
Amendments	—	—	—	(0.2)
Curtailment and settlement loss	—	0.7	—	—
Special termination benefits	—	—	1.4	0.4
Actuarial loss (gain)	(38.4)	(11.2)	(4.6)	(7.5)
Acquisitions/Divestitures	(1.5)	—	0.3	—
Currency impact	2.6	—	—	—
Other	—	—	(0.2)	—
Benefits paid	(27.4)	(27.9)	(2.6)	(2.8)

Benefit obligation at end of year	$577.2	$591.4	$30.1	$33.6

Change in plan assets
Fair value of plan assets at beginning of year	$531.6	$481.9	$—	$—
Actual return on plan assets	69.9	66.2	—	—
Acquisitions/Divestitures	0.4	—	—	—
Employer contributions	31.5	10.8	—	—
Plan participants’ contributions	0.9	0.6	—	—
Currency impact	2.2	—	—	—
Benefits paid	(27.4)	(27.9)	—	—

Fair value of plan assets at end of year	$609.1	$531.6	$—	$—

Funded status	$31.9	$(59.8)	$(30.1)	$(33.6)

Amounts recognized in the consolidated balance sheet consist of:
Prepaid pensions (included in Intangible assets and other)	$82.6	$22.5	$—	$—
Accrued benefit liability (short-term and long-term)	(50.7)	(82.3)	(30.1)	(33.6)

Net amount recognized	$31.9	$(59.8)	$(30.1)	$(33.6)

Amounts recognized in Accumulated other comprehensive (income) loss consist of:
Net actuarial loss (gain)	$(9.9)	$57.0	$(1.1)	$3.6
Prior service cost (credit)	2.2	1.5	(2.2)	(2.4)

Net amount recognized	$(7.7)	$58.5	$(3.3)	$1.2

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for all defined benefit pension plans was $516.2 million and $523.3 million at December 31, 2007 and 2006, respectively. Information with respect to plans with accumulated benefit obligations in excess of plan assets is as follows, (in millions):

	2007	2006

Projected benefit obligation	$49.5	$64.4
Accumulated benefit obligation	$45.1	$54.2
Fair value of plan assets	$0.4	$8.0

The following table sets forth the components of pension and other benefits cost for the years ended December 31, (in millions):

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005

Components of net periodic benefit cost
Service cost	$16.9	$17.9	$16.1	$0.5	$0.3	$0.8
Interest cost	32.7	30.9	29.1	1.7	2.1	2.1
Expected return on plan assets	(42.6)	(37.5)	(33.9)	—	—	—
Amortization of prior service cost	(0.3)	(0.4)	0.4	(0.2)	—	—
Amortization of actuarial losses	1.9	3.8	2.3	0.1	0.3	0.3
Special termination benefits	—	—	—	—	0.4	—
Curtailment and settlement losses	(0.1)	0.7	3.1	1.4	—	—

Net periodic benefit cost	$8.5	$15.4	$17.1	$3.5	$3.1	$3.2

Changes recognized in AOCI, before tax, (in millions):
Current year net actuarial loss/(gain)	$(66.0)			$(4.8)
Current year prior service cost	—			—
Amortization of prior service cost	0.3			0.2
Amortization of net actuarial (loss)/gain	(1.9)			(0.1)
Other adjustments	0.1			—

Total recognized in accumulated other comprehensive income	(67.5)			(4.7)

Total recognized in net periodic pension cost and accumulated other comprehensive income	$(59.0)			$(1.2)

Amortization expected to be recognized through income during 2008
Amortization of prior service cost/(credit)	$0.3			$(0.2)
Amortization of net loss/(gains)	1.3			—

Total expected to be recognized through income during next fiscal year	$1.6			$(0.2)

In addition to the above, certain of the Company’s union employees participate in multi-employer defined benefit plans. The total Company cost of these plans was $0.7 million in both 2007 and 2006 and $0.5 million in 2005.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also maintains five defined contribution pension plans (excluding an employer match for the 401(k) plan). The total cost of these plans was $5.8 million in 2007, $5.6 million in 2006 and $3.6 million in 2005. This cost is not included in the above net periodic benefit cost for the defined benefit pension plans.

Assumptions

The following assumptions were used to determine the projected benefit obligations at the measurement date and the net periodic benefit cost for the year:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	6.41%	5.66%	5.45%	6.50%	5.75%	5.50%
Rate of compensation increase	4.58%	4.33%	4.25%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	5.66%	5.45%	5.75%	5.75%	5.50%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	4.58%	4.33%	4.25%	N/A	N/A	N/A

At the beginning of each calendar year, the Company determines the appropriate expected return on assets for each plan based upon its strategic asset allocation (see discussion below). In making this determination, the Company utilizes expected returns for each asset class based upon current market conditions and expected risk premiums for each asset class.

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	Other Benefits
	2007	2006	2005

Assumed health care cost trend rates at December 31
Health care cost trend assumed for next year	9.0%	9.0%	9.0%
Rate to which the cost trend is assumed to decline	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2015	2015	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	$1.6	$(1.4)

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets

The Company’s combined targeted and actual domestic and foreign pension plans weighted average asset allocation at December 31, 2007 and 2006, and 2008 target allocation by asset category are as follows:

	Target
	Allocation	Percentage of Plan Assets
	2008	2007	2006

Asset Category
Equity Securities	53%	59%	71%
Debt Securities & Cash	25%	26%	20%
Alternative investments	20%	12%	8%
Other	2%	3%	1%

Total	100%	100%	100%

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

Equity securities include Company common stock in the amounts of $18.5 million (3.4% of total domestic plan assets) and $15.5 million (3% of total domestic plan assets) at December 31, 2007 and 2006, respectively.

The Company’s other postretirement benefits are unfunded. Therefore, no asset information is reported.

Cash Flows

Contributions

The Company does not expect to make a contribution to its qualified domestic defined benefit pension plans in 2008. The Company expects to contribute approximately $7 million to its foreign plans in 2008.

Estimated Future Benefit Payments

The following domestic and foreign benefit payments, which reflect future service, as appropriate, are expected to be paid, (in millions):

		Other Benefits
			Medicare
	Pension		Part D
	Benefits	Gross	Subsidy	Net

2008	$26.5	$2.6	$0.2	$2.4
2009	$28.1	$2.6	$0.2	$2.4
2010	$29.4	$2.6	$0.2	$2.4
2011	$31.4	$2.6	$0.2	$2.4
2012	$33.0	$2.6	$0.2	$2.4
2013-2017	$194.9	$11.9	$1.0	$10.9

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Debt

The following table sets forth the components of the Company’s debt structure at December 31, (in millions):

	2007			2006
	Short-Term	Senior Notes		Short-Term	Senior Notes
	Debt	(Long-Term)	Total	Debt	(Long-Term)	Total

Balance at year end	$36.7	$199.4	$236.1	$20.9	$199.3	$220.2
Highest aggregate month-end balance			$314.0			$259.3
Average borrowings	$64.2	$199.4	$263.6	$24.5	$199.3	$223.8
Weighted average interest rate:
At year end	5.30%	6.38%	6.21%	5.53%	6.38%	6.29%
Paid during the year	5.25%	6.38%	6.10%	5.76%	6.38%	6.31%

At December 31, 2007 and 2006, the Company had $36.7 million and $20.9 million, respectively, of debt reflected as Short-term debt in the Consolidated Balance Sheet. The 2007 short-term debt consisted of $36.7 million of commercial paper. The 2006 short-term debt consisted of a $5.1 million money market loan and $15.8 million of commercial paper. At December 31, 2007 and 2006, the Company had $199.4 million and $199.3 million, respectively, of senior notes reflected as Long-Term Debt in the Consolidated Balance Sheet. Interest and fees paid related to total indebtedness totaled $17.1 million for 2007, $14.8 million in 2006 and $18.6 million in 2005.

In May 2002, the Company issued ten year, non- callable notes due in 2012 at face value of $200 million and a fixed interest rate of 6.375%. These notes are fixed rate indebtedness, are not callable and are only subject to accelerated payment prior to maturity if the Company fails to meet certain non-financial covenants, all of which were met at December 31, 2007 and 2006. The most restrictive of these covenants limits our ability to enter into mortgages and sale-leasebacks of property having a net book value in excess of $5 million without the approval of the Note holders.

In October 2007, the Company entered into a revised five year, $250 million revolving credit facility to replace the previous $200 million facility which was scheduled to expire in October 2009. There have been no material changes from the previous facility other than the amount. The interest rate applicable to borrowings under the new credit agreement is either the prime rate or a surcharge over LIBOR. The expiration date of the new credit agreement is October 31, 2012. The covenants of the new facility require that shareholders’ equity be greater than $675 million and that total debt not exceed 55% of total capitalization (defined as total debt plus total shareholders’ equity). The Company is in compliance with all debt covenants at December 31, 2007 and 2006. Annual commitment fee requirements to support availability of the credit facility were not material. At December 31, 2007, the Company had approximately $19.5 million of letters of credit outstanding.

The Company also has a five million pounds sterling revolving credit agreement with Barclay’s Bank in the UK that will expire in July 2008. The interest rate applicable to borrowings under the credit agreement is a surcharge over LIBOR. There are no annual commitment fees associated with this credit agreement.

At December 31, 2007 and through the filing date of this Form 10-K, the Company had unused bank credit commitments of $250 million and five million pounds sterling.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Income Taxes

The following table sets forth selected data with respect to the Company’s income tax provisions for the years ended December 31, (in millions):

	2007	2006	2005

Income before income taxes:
United States	$191.9	$151.1	$178.8
International	92.3	70.4	36.9

Total	$284.2	$221.5	$215.7

Provision for income taxes — current:
Federal	$60.6	$41.8	$29.5
State	7.7	5.0	5.1
International	11.3	5.2	9.6

Total provision-current	79.6	52.0	44.2

Provision for income taxes — deferred:
Federal	$(8.4)	$7.8	$8.7
State	(0.7)	0.8	0.5
International	5.4	2.8	(2.8)

Total provision — deferred	(3.7)	11.4	6.4

Total provision for income taxes	$75.9	$63.4	$50.6

Beginning in 2006, the Company’s Puerto Rico operations are classified as International for tax purposes as these operations began conducting business as foreign corporations.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. The components of the deferred tax assets/(liabilities) at December 31, were as follows (in millions):

	2007	2006

Deferred tax assets:
Inventory	$8.8	$3.1
Income tax credits	4.8	2.3
Accrued liabilities	15.9	14.6
Pension	—	15.3
Postretirement and post employment benefits	10.0	12.8
Stock-based compensation	6.7	3.9
Foreign operating loss carryforward	0.8	2.3
Miscellaneous other	13.5	11.2

Total deferred tax asset	$60.5	$65.5

Deferred tax liabilities:
Acquisition basis difference	30.1	22.0
Property, plant, and equipment	32.2	34.7
Pension	13.0	—

Total deferred tax liabilities	$75.3	$56.7

Total net deferred tax asset/(liability)	$(14.8)	$8.8

Deferred taxes are reflected in the Consolidated Balance Sheet as follows (in millions):
Current tax assets (included in Deferred taxes and other)	$34.8	$22.6
Non-current tax assets (included in Intangible assets and other)	2.3	8.2
Non-current tax liabilities (included in Other Non-current liabilities)	(51.9)	(22.0)

Total net deferred tax asset/(liability)	$(14.8)	$8.8

At December 31, 2007, income and withholding taxes have not been provided on approximately $164.5 million of undistributed international earnings that are permanently reinvested in international operations. If such earnings were not indefinitely reinvested, a tax liability of approximately $28 million would be recognized.

Cash payments of income taxes were $79.7 million in 2007, $51.4 million in 2006 and $41.7 million in 2005.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. During 2007, the IRS completed an examination of the Company’s U.S. income tax returns for the years ended December 31, 2004 and 2005 (“04/05 Exam”). The Company has accepted all of the IRS proposed adjustments from the 04/05 Exam, none of which were significant. It is anticipated that the IRS will commence an examination of the Company’s 2006 and 2007 U.S. income tax returns during 2008. With few exceptions, the Company is no longer subject to state, local, or non-U.S. income tax examinations by tax authorities for years prior to 2001.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tax years, by major jurisdiction, are still subject to examination by taxing authorities:

Jurisdiction	Open Years

United States	2006-2007
Canada	2004-2007
United Kingdom	2006-2007

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $4.7 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance as of January 1, 2007	$24.2
Additions based on tax positions relating to the current year	2.8
Reductions based on expiration of statute of limitations	(1.3)
Reductions to tax positions relating to previous years	(13.8)
Settlements	(3.2)

Balance as of December 31, 2007	$8.7

Included in the balance at December 31, 2007 are $5.7 million of tax positions which, if in the future are determined to be recognizable, would affect the annual effective income tax rate. Also, included in the balance at December 31, 2007 is $0.8 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to record interest and penalties associated with the underpayment of income taxes within Provision for income taxes in the Condensed Consolidated Statement of Income. During the year ended December 31, 2007, the Company recorded interest expense of $0.4 million related to the 04/05 Exam. During the years ended December 31, 2006 and 2005, the Company did not incur any material expenses for interest and penalties. The Company has $1.0 million accrued for the payment of interest and penalties as of December 31, 2007.

The consolidated effective income tax rate varied from the United States federal statutory income tax rate for the years ended December 31, as follows:

	2007	2006	2005

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.8	1.7	1.7
Foreign income taxes	(5.4)	(5.5)	(1.6)
Non-taxable income from Puerto Rico operations	—	—	(4.4)
IRS audit settlement	(1.9)	—	(5.1)
Other, net	(2.8)	(2.6)	(2.1)

Consolidated effective income tax rate	26.7%	28.6%	23.5%

The 2007 consolidated effective income tax rate reflects the impact of tax benefits of $5.3 million recorded in connection with the completion of an IRS examination of the Company’s 2004 and 2005 tax returns. The 2005 consolidated effective income tax rate reflected the impact of tax benefits of $10.8 million recorded in connection with the completion of an IRS examination of the Company’s 2002 and 2003 tax returns.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 —	Financial Instruments

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist of trade receivables, cash and cash equivalents and short-term investments. The Company grants credit terms in the normal course of business to its customers. Due to the diversity of its product lines, the Company has an extensive customer base including electrical distributors and wholesalers, electric utilities, equipment manufacturers, electrical contractors, telephone operating companies and retail and hardware outlets. No single customer accounted for more than 10% of total sales in any year during the three years ended December 31, 2007. However, the Company’s top 10 customers accounted for approximately 30% of the accounts receivable balance at December 31, 2007. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers. Bad debt write-offs have historically been minimal. The Company places its cash and cash equivalents with financial institutions and limits the amount of exposure to any one institution.

Fair Value: The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, short-term and long-term investments, receivables, bank borrowings, accounts payable and accruals approximate their fair values given the immediate or short-term nature of these items. See also Note 7 — Investments.

The fair value of the senior notes classified as long-term debt was determined by reference to quoted market prices of securities with similar characteristics and approximated $213.8 million and $209.7 million at December 31, 2007 and 2006, respectively.

Note 15 —	Commitments and Contingencies

Environmental and Legal

The Company is subject to environmental laws and regulations which may require that it investigate and remediate the effects of potential contamination associated with past and present operations. The Company is also subject to various legal proceedings and claims, including those relating to workers’ compensation, product liability and environmental matters, including, for each, past production of product containing toxic substances, which have arisen in the normal course of its operations or have been acquired through business combinations. Estimates of future liability with respect to such matters are based on an evaluation of currently available facts. Liabilities are recorded when it is probable that costs will be incurred and can be reasonably estimated. Given the nature of matters involved, it is possible that liabilities will be incurred in excess of amounts currently recorded. However, based upon available information, including the Company’s past experience, and reserves, management believes that the ultimate liability with respect to these matters will not have a material affect on the consolidated financial position, results of operations or cash flows of the Company.

In the fourth quarter of 2005, the Company adopted the provisions of FIN 47, “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations” to refer to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The impact of the Company’s adoption of FIN 47 was not material. The liability recorded was charged directly to income and was not reflected as a cumulative effect adjustment due to the immaterial amount. In addition to the amount recorded, the Company identified other legal obligations related to environmental clean up for which a settlement date could not be determined. Management does not believe these items were material to the Company’s results of operations, financial position or cash flows as of December 31, 2007, 2006 and 2005. The Company continues to monitor and revalue its liability as necessary and, as of December 31, 2007 the liability continues to be immaterial.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

Total rental expense under operating leases was $17.3 million in 2007, $17.7 million in 2006 and $16.6 million in 2005. The minimum annual rentals on non-cancelable, long-term, operating leases in effect at December 31, 2007 are expected to approximate $12.6 million in 2008, $10.4 million in 2009, $7.8 million in 2010, $4.2 million in 2011, $2.8 million in 2012 and $20.1 million thereafter. The Company accounts for its leases in accordance with SFAS No. 13, “Accounting for Leases”. The Company’s leases consist of operating leases primarily for buildings or equipment. The terms for building leases typically range from 5-25 years with 5-10 year renewal periods.

Note 16 —	Capital Stock

Activity in the Company’s common shares outstanding is set forth below for the three years ended December 31, 2007, (in thousands):

	Common Stock
	Class A	Class B

Outstanding at December 31, 2004	9,351	51,864

Exercise of stock options	—	1,306
Shares issued under compensation arrangements	—	8
Non-vested shares issued under compensation arrangements	—	130
Acquisition/surrender of shares	(223)	(1,345)

Outstanding at December 31, 2005	9,128	51,963

Exercise of stock options	—	1,223
Shares issued under compensation arrangements	—	2
Non-vested shares issued under compensation arrangements	—	94
Acquisition/surrender of shares	(951)	(1,281)

Outstanding at December 31, 2006	8,177	52,001

Exercise of stock options/SARs	—	1,356
Shares issued under compensation arrangements	—	2
Non-vested shares issued under compensation arrangements	—	108
Acquisition/surrender of shares	(799)	(2,917)

Outstanding at December 31, 2007	7,378	50,550

Repurchased shares are retired when acquired and the purchase price is charged against par value and additional paid-in capital. Shares may be repurchased through the Company’s stock repurchase program, acquired by the Company from employees under the Hubbell Incorporated Stock Option Plan for Key Employees (“Option Plan”) or surrendered to the Company by employees in settlement of their tax liability on vesting of restricted shares under the Hubbell Incorporated 2005 Incentive Award Plan, (“the Award Plan”). Voting rights per share: Class A Common — twenty; Class B Common — one. In addition, the Company has 5.9 million authorized shares of preferred stock; no preferred shares are outstanding.

The Company has a Stockholder Rights Agreement (“Rights Agreement”) under which holders of Class A Common Stock have Class A Rights and holders of Class B Common Stock have Class B Rights (collectively, “Rights”). These Rights become exercisable after a specified period of time only if a person or group of affiliated persons acquires beneficial ownership of 20 percent or more of the outstanding Class A Common Stock of the Company or announces or commences a tender or exchange offer that would result in the offeror acquiring beneficial ownership of 20 percent or more of the outstanding Class A Common Stock of the Company. Each

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Class A Right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock (“Series A Preferred Stock”), without par value, at a price of $175.00 per one one-thousandth of a share. Similarly, each Class B Right entitles the holder to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock (“Series B Preferred Stock”), without par value, at a price of $175.00 per one one-thousandth of a share. The Rights may be redeemed by the Company for one cent per Right prior to the day a person or group of affiliated persons acquires 20 percent or more of the outstanding Class A Common Stock of the Company. The Rights expire on December 31, 2008, unless earlier redeemed by the Company.

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

Shares of the Company’s common stock were reserved at December 31, 2007 as follows (in thousands):

	Common Stock		Preferred
	Class A	Class B	Stock

Exercise of outstanding stock options	—	3,180	—
Future grant of stock-based compensation	—	5,321	—
Exercise of stock purchase rights	—	—	58
Shares reserved under other equity compensation plans	2	297	—

Total	2	8,798	58

Excluded from the Class B amounts above are 0.9 million SARs which have exercise prices above the market price of the Company’s Class B Common Stock as of December 31, 2007, and therefore, could not be converted to shares.

Note 17 —	Stock-Based Compensation

As of December 31, 2007, the Company had various stock-based awards outstanding which were issued to executives and other key employees. These awards have been accounted for using SFAS No. 123 (R) which was adopted on January 1, 2006. The Company recognizes the cost of these awards on a straight line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company adopted the modified prospective transition method as outlined in SFAS 123 (R) and, therefore, prior year amounts have not been restated.

SFAS No. 123(R) requires that share-based compensation expense be recognized over the period from the grant date to the date on which the award is no longer contingent on the employee providing additional service (the “substantive vesting period”). In periods prior to the adoption of SFAS No. 123(R), share-based compensation expense was recorded for retirement-eligible employees over the awards’ stated vesting period. With the adoption of

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123(R), the Company continues to follow the stated vesting period for the unvested portions of awards granted prior to adoption of SFAS No. 123(R) and follows the substantive vesting period for awards granted after the adoption of SFAS No. 123(R).

In 2005, the Company adopted a new long-term incentive program for awarding stock-based compensation using a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares on the Company’s Class B Common Stock pursuant to the Award Plan. Under the Company’s Award Plan, the Company may authorize up to 5.9 million shares of Class B Common Stock in settlement of restricted stock, performance shares, SARs or any post-2004 grants of stock options. The Company issues new shares for settlement of any stock-based awards. In 2007, the Company issued stock-based awards using a combination of restricted stock, SARs and performance shares.

In 2007 and 2006, the Company recorded $12.7 million and $11.9 million of stock-based compensation costs, respectively. Of the total 2007 expense, $11.9 million was recorded to S&A expense and $0.8 million was recorded to Cost of goods sold. In 2006, $11.3 million was recorded to S&A expense and $0.5 million was recorded to Cost of goods sold. Stock-based compensation costs capitalized to inventory were $0.1 million in both 2007 and 2006. In 2005, the Company recorded total stock-based compensation of $0.7 million which was all recorded to S&A expense. The Company recorded income tax benefits of approximately $4.8 million, $4.5 million, and $0.3 million in 2007, 2006, and 2005 respectively, related to stock-based compensation. At December 31, 2007, these benefits are recorded as either a deferred tax asset in Deferred taxes and other or in Other accrued liabilities in the Consolidated Balance Sheet. As of December 31, 2007, there was $22.1 million, pretax, of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized through 2010.

Each of the compensation arrangements is discussed below.

Restricted Stock

The restricted stock granted to date is not transferable and is subject to forfeiture in the event of the recipient’s termination of employment prior to vesting. The restricted stock will generally vest in one-third increments annually for three years on each anniversary of the date of grant or completely upon a change in control, termination of employment by reason of death or disability. Recipients are entitled to receive dividends and voting rights on their non-vested restricted stock. The fair values are measured using the average between the high and low trading prices of the Company’s Class B Common Stock on the most recent trading day immediately preceding the grant date, (“measurement date”).

Stock Issued to Non-employee Directors

In 2005, the compensation program for non-employee directors was changed to include an annual grant of 350 shares of Class B Common Stock of the Company. In 2005, shares received were not subject to any restrictions on transfer and were fully vested at grant date. In 2006 and 2007, each non-employee director received a grant of 350 shares of Class B Common Stock on the date of the annual meeting of shareholders which vested or will vest at the following year’s annual meeting of shareholders. These shares will be subject to forfeiture if the director’s service terminates prior to the date of the next regularly scheduled annual meeting of shareholders to be held in the following calendar year. In 2007, the Company issued a total of 3,150 shares to non-employee members of its Board of Directors.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to restricted stock for the year ended December 31, 2007 is as follows (in thousands, except per share amounts):

		Weighted Average
	Shares	Value/share

Non-vested restricted stock at December 31, 2006	177	51.05
Shares granted	108	54.52
Shares vested	(72)	50.69
Shares forfeited	(7)	51.10

Non-vested restricted stock at December 31, 2007	206	52.99

The weighted average fair value per share of restricted stock granted during the years 2007, 2006 and 2005 was $54.52, $52.82 and $49.08, respectively.

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

Activity related to SARs for the year ended December 31, 2007 is as follows (in thousands, except exercise amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Rights	Price	Term	Value

Non-vested SARs at December 31, 2006	814	$51.63
SARs granted	440	54.56
SARs vested	(315)	51.34
SARs forfeited	(23)	50.98

Non-vested SARs at December 31, 2007	916	$53.16	9.2 years	$0.3

Exercisable SARs at December 31, 2007	471	$50.82	8.2 years	$0.6

During 2007, approximately 5,000 SARs were exercised. The intrinsic value of the SARs exercised in 2007 was not material. There were no SARs exercised in 2006 and 2005.

The fair value of the SARs was measured using the Black-Scholes option pricing model. The following table summarizes the related assumptions used to determine the fair value of the SARs granted during the periods ended December 31, 2007, 2006 and 2005. Expected volatilities are based on historical volatilities of the Company’s stock and other factors. The Company uses historical data as well as other factors to estimate exercise behavior and employee termination. The expected term of SARs granted is based upon historical trends of stock option behavior as well as future projections. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of award.

					Weighted Avg.
					Grant Date
	Dividend	Expected	Risk Free	Expected	Fair Value
	Yield	Volatility	Interest Rate	Term	of 1 SAR

2007	2.6%	23.5%	3.5%	6 Years	$11.40
2006	2.9%	23.5%	4.3%	6 Years	$11.47
2005	2.7%	23.5%	4.3%	6 Years	$11.10

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Shares

In 2005, the Company granted 35,178 performance shares. These performance shares vest and become deliverable upon satisfaction of performance criteria established by the Company’s Compensation Committee. The criteria are based upon the Company’s average growth in earnings per share compared to a peer group of electrical and electronic equipment companies over a three year period. Performance at target will result in vesting and issuance of the performance shares. Performance above or below target can result in payment in the range of 0%-250% of the number of shares granted. The fair value of the performance shares is $46.23, which was measured using the average between the high and low trading prices of the Company’s Class B Common Stock on the measurement date, discounted for the non-payment of dividends during the requisite period. In 2007 and 2006, no stock-based compensation was recorded related to this award due to the fact that the performance criteria was deemed not probable of being met at the end of the vesting period. There were no performance shares granted in 2006.

In February and December 2007, the Company granted 34,783 and 30,292 performance shares, respectively, which vest at the end of a three year period. Each performance share represents the right to receive a share of the Company’s Class B Common Stock subject to the achievement of certain performance conditions. These performance conditions include both performance-based and market-based criteria established by the Company’s Compensation Committee. Performance at target will result in vesting and issuance of the number of performance shares granted, equal to 100% payout. Performance below or above target can result in payment in the range of 0%-200% of the number of shares granted. Performance shares vest and become payable upon satisfactory completion of the performance conditions determined by the Company’s Compensation Committee at the end of the performance period. No shares have vested or been forfeited during 2007, 2006 or 2005. In 2007, stock-based compensation of $0.9 million was recorded related to performance shares. As of December 31, 2007, a total of 100,253 performance shares were outstanding.

The fair value of the performance shares was calculated separately for the performance criteria and the market-based criteria. The fair values of the performance criteria of $45.52 per share and $50.94 per share for February and December 2007, respectively, were measured using the average between the high and low trading prices of the Company’s Class B Common Stock on the measurement date, discounted for the non-payment of dividends during the requisite period. The fair values of the market-based criteria were determined based upon a lattice model. The following table summarizes the related assumptions used to determine the fair values of the performance shares with respect to the market-based criteria. Expected volatilities are based on historical volatilities of the Company’s stock over a three year period. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term of award.

	Stock Price on					Weighted Avg.
	Measurement	Dividend	Expected	Risk Free	Expected	Grant Date
	Date	Yield	Volatility	Interest Rate	Term	Fair Value

February 2007	$48.23	2.7%	21.3%	4.8%	3 Years	$55.20
December 2007	$54.56	2.4%	21.1%	2.9%	3 Years	$63.69

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

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity for the year ended December 31, 2007 is set forth below (in thousands, except per share amounts):

			Weighted
			Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value

Outstanding at December 31, 2006	4,552	$39.61
Exercised	(1,356)	39.28
Forfeited	(11)	47.95
Canceled	(5)	37.06

Outstanding at December 31, 2007	3,180	$39.73	5.1 years	$37.7

Exercisable at December 31, 2007	3,180	$39.73	5.1 years	$37.7

The aggregate intrinsic value of stock option exercises during 2007, 2006 and 2005 was $19.9 million, $16.9 million and $22.4 million, respectively.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for stock options in 2005 (in millions, except per share amounts):

Year Ended
December 31,
2005

Net income, as reported	$165.1
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(6.2)

Pro forma net income	$158.9

Earnings per share:
Basic — as reported	$2.71

Basic — pro forma	$2.60

Diluted — as reported	$2.67

Diluted — pro forma	$2.58

Cash received from option exercises were $48.0 million, $38.5 million and $32.8 million for 2007, 2006 and 2005, respectively. The Company recorded a realized tax benefit from equity-based awards of $6.9 million and $6.0 million for the periods ended December 31, 2007 and 2006, respectively, which have been included in Cash Flows From Financing Activities in the Consolidated Statement of Cash Flows as prescribed by SFAS No. 123(R). The Company recorded a realized tax benefit from the exercise of stock options of $7.8 million for the year ended December 31, 2005 which has been included in Other, net within Cash Flows From Operating Activities in the Consolidated Statement of Cash Flows.

The Company elected to adopt the shortcut method for determining the initial pool of excess tax benefits available to absorb tax deficiencies related to stock-based compensation subsequent to the adoption of SFAS 123(R) in accordance with the provisions of FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for Tax Effect of Share-Based Payment Awards”. The shortcut method includes simplified procedures to establish the beginning balance of the pool of excess tax benefits (the “APIC Tax Pool”) and to determine the subsequent effect on the APIC Tax Pool and Consolidated Cash Flow Statements of the effects of employee stock-based compensation awards.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 —	Earnings Per Share

The following table sets forth the computation of earnings per share for the three years ended December 31, (in millions, except per share amounts):

	2007	2006	2005

Net Income	$208.3	$158.1	$165.1

Weighted average number of common shares outstanding during the period	58.8	60.4	61.0
Potential dilutive shares	0.7	0.7	0.8

Average number of shares outstanding (diluted)	59.5	61.1	61.8

Earnings per share:
Basic	$3.54	$2.62	$2.71

Diluted	$3.50	$2.59	$2.67

Certain common stock equivalents were not included in the full year computation of diluted earnings per share because the effect would be anti-dilutive. Anti-dilutive common stock and common stock equivalents excluded from the computation of diluted earnings per share were 0.4 million, 0.7 million, and 1.0 million, at December 31, 2007, 2006 and 2005, respectively. Additionally, the Company had 1.3 million, 1.0 million and 0.6 million of stock appreciation rights, respectively, which were also excluded as the effect would be anti-dilutive at December 31, 2007, 2006 and 2005.

Note 19 —	Accumulated Other Comprehensive Income (Loss)

The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):

					Accumulated
	Pension/	Cumulative	Unrealized Gain	Cash Flow	Other
	OPEB	Translation	(Loss) on	Hedging	Comprehensive
	Adjustment	Adjustment	Investments	Gain (Loss)	Income (Loss)

Balance at December 31, 2004	$(1.9)	$2.1	$—	$(1.7)	$(1.5)
2005 activity	(2.2)	(7.5)	(0.3)	0.7	(9.3)

Balance at December 31, 2005	(4.1)	(5.4)	(0.3)	(1.0)	(10.8)
2006 activity	(34.7)	12.4	0.3	0.4	(21.6)

Balance at December 31, 2006	(38.8)	7.0	—	(0.6)	(32.4)
2007 activity	44.9	14.1	0.2	(0.8)	58.4

Balance at December 31, 2007	$6.1	$21.1	$0.2	$(1.4)	$26.0

The pension liability adjustment for 2006 includes the reversal of a minimum pension liability of $2.1 million and a charge of $36.8 million related to the adoption of SFAS No. 158.

Note 20 —	Industry Segments and Geographic Area Information

Nature of Operations

Hubbell Incorporated was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Hubbell designs, manufactures and sells quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, Mexico, Italy,

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the United Kingdom, Brazil and Australia. Hubbell also participates in joint ventures in Taiwan and the People’s Republic of China, and maintains sales offices in Singapore, the People’s Republic of China, Mexico, South Korea and the Middle East.

The Company’s businesses are divided into three reportable segments: Electrical, Power, and Industrial Technology. Information regarding operating segments has been presented as required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. At December 31, 2007, the reportable segments were comprised as follows:

The Electrical segment is comprised of businesses that sell stock and custom products including standard and special application wiring device products, lighting fixtures and controls, fittings, switches, outlet boxes, enclosures, wire management products and voice and data signal processing components. The products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians, and telecommunications companies. Certain lighting fixtures, wiring devices and electrical products also have residential applications. These products are primarily sold through electrical and industrial distributors, home centers, some retail and hardware outlets, and lighting showrooms. Special application products are sold primarily through wholesale distributors to contractors, industrial customers and OEMs.

The Power segment consists of operations that design and manufacture various transmission, distribution, substation and telecommunications products used by the utility industry. In addition, certain of these products are used in the civil construction and transportation industries. Products are sold to distributors and directly to users such as electric utilities, mining operations, industrial firms, construction and engineering firms.

The Industrial Technology segment consists of operations that design and manufacture a variety of high voltage test and measurement equipment, industrial controls and communications systems used in the commercial, industrial and telecommunications markets. These products are primarily found in the oil and gas (onshore and offshore), mining, manufacturing and transportation industries. Products are sold primarily through direct sales and sales representatives to contractors, industrial customers and OEMs throughout the world, with the exception of high voltage test and measurement equipment which is sold primarily by direct sales to customers through its sales engineers and independent sales representatives throughout the world.

Financial Information

Financial information by industry segment and geographic area for the three years ended December 31, 2007, is summarized below (in millions). When reading the data the following items should be noted:

•	Net sales comprise sales to unaffiliated customers — inter-segment and inter-area sales are not significant.

•	Segment operating income consists of net sales less operating expenses, including total corporate expenses, which are generally allocated to each segment on the basis of the segment’s percentage of consolidated net sales. Interest expense and investment income and other expense, net have not been allocated to segments.

•	General corporate assets not allocated to segments are principally cash, prepaid pensions, investments and deferred taxes.

•	2006 and 2005 segment operating income results have been adjusted to reflect the inclusion of stock-based compensation, consistent with the 2007 presentation.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Industry Segment Data

	2007	2006	2005

Net Sales:
Electrical	$1,639.9	$1,631.2	$1,496.8
Power	636.6	573.7	455.6
Industrial Technology	257.4	209.4	152.5

Total	$2,533.9	$2,414.3	$2,104.9

Operating Income:
Electrical	$151.0	$132.2	$153.1
Special charges, net	—	(7.5)	(10.9)

Total Electrical	151.0	124.7	142.2
Power	97.3	75.8	68.8
Industrial Technology	51.1	33.4	20.4
Unusual item	—	—	(4.6)

Operating income	299.4	233.9	226.8
Interest expense	(17.6)	(15.4)	(19.3)
Investment and other income, net	2.4	3.0	8.2

Income before income taxes	$284.2	$221.5	$215.7

Assets:
Electrical	$894.0	$924.4	$815.8
Power	510.0	478.5	322.2
Industrial Technology	212.7	178.8	124.2
General Corporate	246.7	169.8	404.8

Total	$1,863.4	$1,751.5	$1,667.0

Capital Expenditures:
Electrical	$35.7	$56.3	$47.7
Power	13.6	16.2	11.1
Industrial Technology	2.8	3.4	5.3
General Corporate	3.8	10.9	9.3

Total	$55.9	$86.8	$73.4

Depreciation and Amortization:
Electrical	$36.4	$36.1	$36.0
Power	18.4	15.1	11.3
Industrial Technology	5.4	4.2	3.1

Total	$60.2	$55.4	$50.4

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Area Data

	2007	2006	2005

Net Sales:
United States	$2,175.9	$2,109.2	$1,866.5
International	358.0	305.1	238.4

Total	$2,533.9	$2,414.3	$2,104.9

Operating Income:
United States	$250.3	$207.4	$203.3
Special charges, net	—	(7.5)	(10.9)
International	49.1	34.0	34.4

Total	$299.4	$233.9	$226.8

Property, Plant, and Equipment, net:
United States	$277.6	$269.9	$222.5
International	49.5	48.6	45.3

Total	$327.1	$318.5	$267.8

On a geographic basis, the Company defines “international” as operations based outside of the United States and its possessions. Sales of international units were 14%, 13% and 11% of total sales in 2007, 2006 and 2005, respectively, with Canadian and United Kingdom markets representing approximately 63% collectively of the 2007 total. Long-lived assets of international subsidiaries were 15% of the consolidated total in 2007 and 2006, and 17% in 2005, with the Canadian and United Kingdom markets representing approximately 11% and 19%, respectively, of the 2007 total. Export sales directly to customers or through electric wholesalers from United States operations were $145.8 million in 2007, $131.2 million in 2006 and $120.6 million in 2005.

Note 21 —	Quarterly Financial Data (Unaudited)

The table below sets forth summarized quarterly financial data for the years ended December 31, 2007 and 2006 (in millions, except per share amounts):

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter

2007
Net Sales	$625.7		$640.8		$652.7		$614.7
Gross Profit	$173.0		$187.3		$194.6		$180.9
Net Income	$41.7		$53.3		$65.3		$48.0	(1)
Earnings Per Share — Basic	$0.70		$0.90		$1.12		$0.83
Earnings Per Share — Diluted	$0.69		$0.89		$1.10		$0.82

2006
Net Sales	$573.0		$603.2		$649.0		$589.0
Gross Profit	$158.5	(2)	$165.7		$180.9		$151.6
Net Income	$39.7	(2)	$41.6	(2)	$47.6	(2)	$29.2	(2)(3)
Earnings Per Share — Basic	$0.66		$0.68		$0.79		$0.49
Earnings Per Share — Diluted	$0.65		$0.67		$0.78		$0.48

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Net Income in the fourth quarter of 2007 included an income tax benefit of $5.3 million related to the completion of IRS examinations for tax years 2004 and 2005.

(2)	In the first, second, third and fourth quarters of 2006, Net Income included $1.7 million, $1.4 million, $0.7 million and $3.7 million of pretax special charges, respectively. These charges relate to the integration of the Company’s lighting operations in the Electrical segment. Included in the amounts above are inventory write-down costs which are recorded in Cost of goods sold for the first quarter of 2006 of $0.2 million, thereby reducing Gross Profit on a pretax basis.

(3)	Net Income in the fourth quarter of 2006 includes a tax benefit of $1.9 million which reflects the full year benefit associated with the reinstatement of the Federal research and development tax credit.

Note 22 —	Guarantees

The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued.

The Company records a liability equal to the fair value of guarantees in the Consolidated Balance Sheet in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. As of December 31, 2007 and 2006, the fair value and maximum potential payment related to the Company’s guarantees were not material. The Company may enter into various hedging instruments which are subject to disclosure in accordance with FIN 45. As of December 31, 2007, the Company had 18 individual forward exchange contracts outstanding each for the purchase of $1.0 million U.S. dollars which expire through December 2008. These contracts were entered into in order to hedge the exposure to fluctuating rates of exchange on anticipated inventory purchases. These contracts have been designated as cash flow hedges in accordance with SFAS No. 133, as amended.

The Company offers a product warranty which covers defects on most of its products. These warranties primarily apply to products that are properly used for their intended purpose, installed correctly, and properly maintained. The Company generally accrues estimated warranty costs at the time of sale. Estimated warranty expenses are based upon historical information such as past experience, product failure rates, or the number of units repaired or replaced. Adjustments are made to the product warranty accrual as claims are incurred or as historical experience indicates. The product warranty accrual is reviewed for reasonableness on a quarterly basis and is adjusted as additional information regarding expected warranty costs become known. Changes in the accrual for product warranties in 2007 are set forth below (in millions):

Balance at December 31, 2006	$4.2
Current year provision	2.9
Expenditures/other	(1.0)

Balance at December 31, 2007	$6.1

Note 23 —	Subsequent Event

On January 11, 2008, the Company acquired Kurt Versen, Inc. for approximately $100 million in cash. Located in Westwood, New Jersey, Kurt Versen, Inc. manufactures specification-grade lighting fixtures for a full range of office, commercial, retail, government, entertainment, hospitality and institution applications with annual sales of approximately $44 million. The acquisition enhances the Company’s position in the key spec-grade downlighting market and will be added to the Company’s Electrical segment.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-K. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information (including from consolidated subsidiaries) required to be included in Exchange Act reports. Management’s annual report on internal control over financial reporting and the independent registered public accounting firm’s audit report on the effectiveness of our internal control over financial reporting are included in the financial statements for the year ended December 31, 2007 which are included in Item 8 of this Annual Report on Form 10-K.

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

The Company’s Chief Executive Officer made the annual certification required by Section 303A.12 of the NYSE Company Manual on May 7, 2007. The Company has filed with the SEC as exhibits to this Form 10-K the Sarbanes-Oxley Act Section 302 Certifications of its Chief Executive Officer and Chief Financial Officer relating to the quality of its public disclosure.

(1)	Certain of the information required by this item regarding executive officers is included in Part I, Item 4 of this Form 10-K and the remaining required information is incorporated by reference to the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 5, 2008.

Item 11.	Executive Compensation(2)

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters(3)

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to the Company’s common stock that may be issued under the Company’s equity compensation plans (in thousands, except per share amounts):

	A		B	C
			Weighted Average	Number of Securities Remaining
	Number of Securities to be		Exercise Price of	Available for Future Issuance
	Issued upon Exercise of		Outstanding	Under Equity Compensation
	Outstanding Options,		Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column A)

Equity Compensation Plans Approved by Shareholders(a)	3,717	(c)(e)	$41.28	5,321	(c)(e)
Equity Compensation Plans Not Requiring Shareholder Approval(b)	—		—	2	(d)
	—		—	297	(c)

Total	3,717		$41.28	5,620

(a)	The Company’s (1) Stock Option Plan for Key Employees, and (2) 2005 Incentive Award Plan.

(b)	The Company’s Deferred Compensation Plan for Directors.

(c)	Class B Common Stock

(d)	Class A Common Stock

(e)	Excluded from the amounts are approximately 925 SARs which have exercise prices above the market price of the Company’s Class B Common Stock at December 31, 2007 and, therefore, could not be converted into shares.

Item 13.	Certain Relationships and Related Transactions(2)

Item 14.  Principal Accountant Fees and Services(2)

(2)	The information required by this item is incorporated by reference to the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 5, 2008.

(3)	The remaining information required by this item is incorporated by reference to the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 5, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

1.	Financial Statements and Schedule

Financial statements and schedule listed in the Index to Financial Statements and Schedule are filed as part of this Annual Report on Form 10-K.

2.	Exhibits

Number	Description

3a	Restated Certificate of Incorporation, as amended and restated as of September 23, 2003.(1) Exhibit 3a of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2003, and filed on November 10, 2003, is incorporated by reference; and (2) Exhibit 1 of the registrant’s reports on Form 8-A and 8-K, both dated and filed on December 17, 1998, are incorporated by reference.
3b	By-Laws, Hubbell Incorporated, as amended on June 6, 2007. Exhibit 3.1 of the registrant’s report on Form 8-K dated and filed June 7, 2007, is incorporated by reference.
3c	Rights Agreement, dated as of December 9, 1998, between Hubbell Incorporated and ChaseMellon Shareholder Services, L.L.C. as Rights Agent is incorporated by reference to Exhibit 1 to the registrant’s Registration Statement on Form 8-A and Form 8-K, both dated and filed on December 17, 1998. Exhibit 3(c), being an Amendment to Rights Agreement, of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 1999, and filed on November 12, 1999, is incorporated by reference.
4a	Instruments with respect to the 1996 issue of long-term debt have not been filed as exhibits to this Annual Report on Form 10-K as the authorized principal amount on such issue does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis; registrant agrees to furnish a copy of each such instruments to the Commission upon request.
4b	Senior Indenture, dated as of September 15, 1995, between Hubbell Incorporated and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank and Chemical Bank), as trustee. Exhibit 4a of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
4c	Specimen Certificate of 6.375% Notes due 2012. Exhibit 4b of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
4d	Specimen Certificate of registered 6.37% Notes due 2010. Exhibit 4c of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
4e	Registration Rights Agreement, dated as of May 15, 2002, among Hubbell Incorporated and J.P. Morgan Securities, Inc., BNY Capital Markets, Inc., Deutsche Bank Securities Inc., First Union Securities, Inc., Morgan Stanley & Co. Incorporated and Salomon Smith Barney Inc. as the Initial Purchasers. Exhibit 4d of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
10a†	Hubbell Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005. Exhibit 10a of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed October 26, 2007, is incorporated by reference.
10b(1)†	Hubbell Incorporated Stock Option Plan for Key Employees, as amended and restated effective May 5, 2003. (i) Exhibit 10b(1) of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2003, filed August 12, 2003, is incorporated by reference; (ii) Amendment, dated June 9, 2004, filed as Exhibit 10ee of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2004, filed August 5, 2004, is incorporated by reference.
10b(2)†	Amendment, dated September 21, 2006, to the Hubbell Incorporated Stock Option Plan for Key Employees. Exhibit 10.1 of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2006, filed on November 7, 2006 is incorporated by reference.

Number	Description

10f*	Hubbell Incorporated Deferred Compensation Plan for Directors, as amended and restated effective January 1, 2005, as amended December 4, 2007.
10h†	Hubbell Incorporated Key Man Supplemental Medical Insurance, as amended and restated effective January 1, 2005. Exhibit 10h of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed October 26, 2007, is incorporated by reference.
10i	Hubbell Incorporated Retirement Plan for Directors, as amended and restated effective January 1, 2005. Exhibit 10i of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed October 26, 2007, is incorporated by reference.
10o†	Hubbell Incorporated Policy for Providing Severance Payments to Key Managers, as amended and restated effective September 12, 2007. Exhibit 10o of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed on October 26, 2007, is incorporated by reference.
10p†	Hubbell Incorporated Senior Executive Incentive Compensation Plan, effective January 1, 1996. Exhibit C of the registrant’s proxy statement, dated March 22, 1996 and filed on March 27, 1996, is incorporated by reference.
10.1*†	Amended and Restated Continuity Agreement, dated as of November 1, 2007, between Hubbell Incorporated and Timothy H. Powers.
10.3*†	Amended and Restated Continuity Agreement, dated as of November 1, 2007, between Hubbell Incorporated and Scott H. Muse.
10.4*†	Amended and Restated Continuity Agreement, dated as of November 1, 2007, between Hubbell Incorporated and Thomas P. Smith.
10u*†	Amended and Restated Continuity Agreement, dated as of November 1, 2007, between Hubbell Incorporated and Richard W. Davies.
10v*†	Amended and Restated Continuity Agreement, dated as of November 1, 2007, between Hubbell Incorporated and James H. Biggart.
10w†	Hubbell Incorporated Top Hat Restoration Plan, as amended and restated effective January 1, 2005. Exhibit 10w of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007 filed October 26, 2007, is incorporated by reference.
10x†	Termination Agreement and General Release, dated as of October 21, 2001, between Hubbell Incorporated and Harry B. Rowell, Jr. Exhibit 10x of the registrant’s report on Form 10-K for the year 2001, filed March 19, 2002, is incorporated by reference.
10y†	The retirement arrangement with G. Jackson Ratcliffe is incorporated by reference to the registrant’s proxy Statements:(i), dated March 27, 2002 as set forth under the heading ”Employment Agreements/Retirement Arrangements”, (ii) dated March 15, 2004 as set forth under the heading “Matters Relating to Directors and Shareholders”, and (iii) and dated as of March 16, 2005 as set forth under the heading “Matters Relating to Directors and Shareholders”.
10z†	Hubbell Incorporated Incentive Compensation Plan, adopted effective January 1, 2002. Exhibit 10z of the registrant’s report on Form 10-K for the year 2001, filed on March 19, 2002, is incorporated by reference.
10aa*†	Amended and Restated Continuity Agreement, dated as of November 1, 2007, between Hubbell Incorporated and W. Robert Murphy.
10cc*†	Amended and Restated Continuity Agreement, dated as of November 1, 2007, between Hubbell Incorporated and Gary N. Amato.
10.9†	Grantor Trust for Senior Management Plans Trust Agreement, dated as of March 14, 2005, between Hubbell Incorporated and The Bank of New York, as Trustee. Exhibit 10.9 of the registrant’s report on Form 8-K dated and filed March 15, 2005, is incorporated by reference.
10.9.1*†	First Amendment, dated as of January 1, 2005, to the Hubbell Incorporated Grantor Trust for Senior Management Plans Trust Agreement.

Number	Description

10.10†	Grantor Trust for Non-Employee Director Plans Trust Agreement, dated as of March 14, 2005, between Hubbell Incorporated and The Bank of New York. Exhibit 10.10 of the registrant’s report on Form 8-K dated and filed March 15, 2005, is incorporated by reference.
10.10.1*†	First Amendment, dated as of January 1, 2005, to the Hubbell Incorporated Grantor Trust for Non-Employee Director Plans Trust Agreement.
10.ee†	Hubbell Incorporated 2005 Incentive Award Plan. Exhibit B of the registrant’s proxy statement, dated as of March 16, 2005, is incorporated by reference.
10.ee(1)†	Amendment, dated September 21, 2006, to the Hubbell Incorporated 2005 Incentive Award Plan. Exhibit 10.2 of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2006, filed on November 7, 2006 is incorporated by reference.
10.ff†	Letter Agreement, dated September 2005, between Hubbell Incorporated and David G. Nord. Exhibit 99.1 of the registrant’s report on Form 8-K dated and filed September 6, 2005, is incorporated by reference.
10.gg*†	Amended and Restated Continuity Agreement, dated as of November 1, 2007, between Hubbell Incorporated and David G. Nord.
10.hh†	Restricted Award Agreement, dated September 19, 2005 between Hubbell Incorporated and David G. Nord. Exhibit 10.13 of the registrant’s report on Form 10-Q dated and filed November 4, 2005 is incorporated by reference.
10.ii	Credit Agreement, dated as of October 31, 2007 Among Hubbell Incorporated, Hubbell Cayman Limited, Hubbell Investments Limited, The Lenders Party hereto, Bank of America, N.A., Citibank, N.A., U.S. Bank National Association, and Wachovia Bank National Association as Syndication Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc. as Sole Lead Arranger and Bookrunner. Exhibit 10.ii of the registrant’s report on Form 8-K dated and filed November 5, 2007 is incorporated by reference.
10.jj†	Hubbell Incorporated Executive Deferred Compensation Plan, effective January 1, 2008. Exhibit 10.jj of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed on October 26, 2007, is incorporated by reference.
10.kk†	Hubbell Incorporated Supplemental Management Retirement Plan, effective September 12, 2007. Exhibit 10.ll of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed on October 26, 2007, is incorporated by reference.
10.ll*†	Continuity Agreement, dated as of November 1, 2007, between Hubbell Incorporated and William Tolley.
10.mm*†	Trust Agreement, dated as of January 1, 2008, by and between Hubbell Incorporated and T. Rowe Price Trust Company, as Trustee.
10.nn*†	Amendment, dated February 15, 2008, to Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan.
10.oo*†	Amendment, dated February 15, 2008, to Amended and Restated Continuity Agreement for James H. Biggart.
10.pp*†	Amendment, dated February 15, 2008, to Amended and Restated Continuity Agreement for Timothy H. Powers.
10.qq*†	Amendment dated February 15, 2008, to Amended and Restated Continuity Agreement for Richard W. Davies.
21*	Listing of significant subsidiaries.
23*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Description

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	This exhibit constitutes a management contract, compensatory plan, or arrangement

*	Filed hereunder

Hubbell Incorporated

By	/s/ Jacqueline Donnelly
Jacqueline Donnelly
Corporate Assistant Controller and
Chief Accounting Officer

By	/s/ David G. Nord
David G. Nord
Senior Vice President and
Chief Financial Officer

Date: February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Title	Date

By	/s/ T. H. Powers T. H. Powers	Chairman of the Board, President and Chief Executive Officer and Director	2/25/08

By	/s/ D. G. Nord D. G. Nord	Senior Vice President and Chief Financial Officer	2/25/08

By	/s/ J. Donnelly J. Donnelly	Corporate Assistant Controller and Chief Accounting Officer	2/25/08

By	/s/ E. R. Brooks E. R. Brooks	Director	2/25/08

By	/s/ G. W. Edwards, Jr G. W. Edwards, Jr	Director	2/25/08

By	/s/ A. J. Guzzi A. J. Guzzi	Director	2/25/08

By	/s/ J. S. Hoffman J. S. Hoffman	Director	2/25/08

By	/s/ A. Mcnally IV A. McNally IV	Director	2/25/08

By	/s/ D. J. Meyer D. J. Meyer	Director	2/25/08

By	/s/ G. J. Ratcliffe G. J. Ratcliffe	Director	2/25/08

By	/s/ R. J. Swift R. J. Swift	Director	2/25/08

By	/s/ D. S. Van Riper D. S. Van Riper	Director	2/25/08

Schedule II

HUBBELL INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

Reserves deducted in the balance sheet from the assets to which they apply (in millions):

		Additions/
		(Reversals)
	Balance at	Charged to		Acquisitions/		Balance
	Beginning	Costs and		Disposition		at End
	of Year	Expenses		of Businesses	Deductions	of Year

Allowances for doubtful accounts receivable:
Year 2005	$6.1	$0.9		$0.1	$(2.9)	$4.2
Year 2006	$4.2	$0.4		$0.1	$(1.5)	$3.2
Year 2007	$3.2	$1.5		$—	$(1.0)	$3.7
Allowance for credit memos and returns:
Year 2005	$16.3	$96.4		$—	$(96.7)	$16.0
Year 2006	$16.0	$118.6		$0.1	$(115.9)	$18.8
Year 2007	$18.8	$123.2		$—	$(123.1)	$18.9
Allowances for excess/obsolete inventory:
Year 2005	$22.1	$3.6	*	$0.2	$(9.4)	$16.5
Year 2006	$16.5	$6.4	*	$0.2	$(2.2)	$20.9
Year 2007	$20.9	$9.5		$0.5	$(3.3)	$27.6
Valuation allowance on deferred tax assets:
Year 2005	$4.7	$(4.1)		$—	$—	$0.6
Year 2006	$0.6	$(0.6)		$—	$—	$—
Year 2007	$—	$—		$—	$—	$—

*	Includes the cost of product line discontinuances of $0.2 million and $0.7 million in 2006 and 2005, respectively.