Form 10-Q
period 2008-03-31
HUBBELL INC
filed 2008-04-25
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of April 21, 2008 were 7,250,436 and 48,761,644, respectively.

HUBBELL INCORPORATED

HUBBELL INCORPORATED
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Statement of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31
	2008	2007
Net sales	$627.9	$625.7
Cost of goods sold	440.5	452.7

Gross profit	187.4	173.0
Selling & administrative expenses	112.1	109.1

Operating income	75.3	63.9

Interest expense, net	(4.6)	(4.1)
Other expense, net	(1.1)	(0.5)

Total other expense, net	(5.7)	(4.6)
Income before income taxes	69.6	59.3
Provision for income taxes	21.2	17.6

Net income	$48.4	$41.7

Earnings per share
Basic	$0.86	$0.70
Diluted	$0.85	$0.69
Average number of common shares outstanding
Basic	56.4	59.7
Diluted	57.0	60.4
Cash dividends per common share	$0.33	$0.33
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Balance Sheet
(unaudited)
(in millions)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$100.3	$77.5
Accounts receivable, net	371.0	332.4
Inventories, net	332.9	322.9
Deferred taxes and other	62.8	55.2

Total current assets	867.0	788.0

Property, Plant, and Equipment, net	331.1	327.1

Other Assets
Investments	34.5	39.2
Goodwill	532.8	466.6
Intangible assets and other	269.0	242.5

Total Assets	$2,034.4	$1,863.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$243.5	$36.7
Accounts payable	166.4	154.0
Accrued salaries, wages and employee benefits	39.2	58.6
Dividends payable	18.5	19.2
Accrued insurance	55.9	46.7
Other accrued liabilities	111.2	104.3

Total current liabilities	634.7	419.5

Long-Term Debt	199.5	199.4

Other Non-Current Liabilities	170.4	161.9

Total Liabilities	1,004.6	780.8

Shareholders’ Equity	1,029.8	1,082.6

Total Liabilities and Shareholders’ Equity	$2,034.4	$1,863.4

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Statement of Cash Flows
(unaudited)
(in millions)

	Three Months Ended
	March 31
	2008	2007
Cash Flows from Operating Activities
Net income	$48.4	$41.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.1	14.9
Deferred income taxes	1.0	(0.8)
Stock-based compensation	2.6	2.6
Tax benefit on stock-based awards	(0.3)	(0.7)
Changes in assets and liabilities:
Increase in accounts receivable	(29.3)	(40.2)
(Increase) decrease in inventories	(1.3)	20.9
Increase in current liabilities	7.7	14.2
Changes in other assets and liabilities, net	(10.1)	(4.3)
Contribution to defined benefit pension plans	(1.2)	(15.8)
Other, net	(0.2)	1.1

Net cash provided by operating activities	32.4	33.6

Cash Flows from Investing Activities
Capital expenditures	(11.9)	(20.7)
Acquisition of businesses, net of cash acquired	(103.2)	(2.8)
Purchases of available-for-sale investments	(3.5)	(13.8)
Proceeds of available-for-sale investments	8.5	13.5
Other, net	1.2	1.0

Net cash used in investing activities	(108.9)	(22.8)

Cash Flows from Financing Activities
Commercial paper borrowings, net	206.8	57.9
Payment of short-term debt	—	(2.7)
Payment of dividends	(19.1)	(19.9)
Proceeds from exercise of stock options	0.4	3.2
Tax benefit on stock-based awards	0.3	0.7
Acquisition of common shares	(92.2)	(31.5)
Other, net	—	0.5

Net cash provided by financing activities	96.2	8.2

Effect of foreign currency exchange rate changes on cash and cash equivalents	3.1	0.2

Increase in cash and cash equivalents	22.8	19.2
Cash and cash equivalents
Beginning of period	77.5	45.3

End of period	$100.3	$64.5

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2007.
     Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements. This statement was originally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a Staff Position (“FSP 157-2”) which allows companies to elect a one year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company has adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. See Note 12 — Fair Value Measurement to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Company has adopted SFAS No. 159 effective January 1, 2008 and has elected not to measure any additional financial assets and liabilities at fair value.
      In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations”, which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 141(R) and the impact that this standard will have on its financial statements.
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
     In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS 133”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement will be applicable to the Company on January 1, 2009. The Company is currently evaluating the impact that this standard will have on its financial statements.

2. Segment Information
     During the first quarter of 2008, the Company realigned its internal organization and operating segments. This reorganization included combining the electrical products business (included in the Electrical segment) and the industrial technology business (previously its own reporting segment) into one operating segment. This combined operating segment is part of the Electrical reporting segment. Effective for the first quarter of 2008, the Company’s reporting segments consist of the Electrical segment and the Power segment. Previously reported data has been restated to reflect this change.
     The following table sets forth financial information by business segment (in millions):

					Operating Income
	Net Sales		Operating Income		as a % of Net Sales
	2008	2007	2008	2007	2008	2007
Three Months Ended March 31,
Electrical	$470.3	$461.8	$50.0	$38.7	10.6%	8.4%
Power	157.6	163.9	25.3	25.2	16.1%	15.4%

Total	$627.9	$625.7	$75.3	$63.9	12.0%	10.2%

3. Business Acquisitions
     In January 2008, the Company acquired all of the outstanding common stock of Kurt Versen, Inc. (“Kurt Versen”) for $100.2 million in cash. Located in Westwood, New Jersey, Kurt Versen manufactures specification-grade lighting fixtures for a full range of office, commercial, retail, government, entertainment, hospitality and institution applications. The acquisition enhances the Company’s position in the key spec-grade downlighting market. Kurt Versen has been added to the lighting business within the Electrical segment and the results of operations after January 11, 2008 are included in the Consolidated Financial Statements.
     The Company is in the process of finalizing the determination of fair values of the underlying assets and liabilities and, as a result, the allocations of purchase price related to the acquisition discussed above are preliminary. The following table summarizes the preliminary allocation of the purchase price to estimated fair values of the assets acquired and liabilities assumed as of January 11, 2008, (in millions):

Total purchase price including transaction expenses, net of cash acquired	$100.2

Fair value assigned to assets acquired	$16.5
Fair value of liabilities assumed	(4.8)
Amounts assigned to intangible assets	30.5
Amount allocated to goodwill	58.0

Total allocation	$100.2

     The fair value assigned to net assets acquired primarily relates to accounts receivable, inventory and fixed assets. Intangible assets identified primarily consist of tradenames and agent relationships. The tradenames are being amortized over a period of 30 years and the agent relationships are being amortized over a period of 15 years. The excess of purchase price over the fair values of assets acquired, liabilities assumed and identifiable intangible assets has been allocated to goodwill. A portion of the goodwill is expected to be deductible for tax purposes.
     In March 2008, the Company purchased a product line which manufactures rough-in electrical products for approximately $3.0 million. This acquisition has been added to the electrical products business within the Electrical segment.
     In March 2007, the Company purchased a small Brazilian manufacturing business for $2.1 million. This acquisition has been added to the Power segment and has been integrated into the Company’s Brazilian operations.
     In October 2007, the Company purchased all of the outstanding common stock of PCORE for $50.1 million in cash. PCORE was added to the Power segment and the results of operations after October 1, 2007 are included in the Consolidated Financial Statements. PCORE, located in LeRoy, New York, is a leading manufacturer of high voltage condenser bushings. These products are used in the electric utility infrastructure.
     The Company is in the process of finalizing the determination of fair values of the underlying assets and liabilities and, as a result, the allocations of purchase price related to the PCORE acquisition could change. The following table summarizes the preliminary allocation of the purchase price to estimated fair values of the assets acquired and liabilities assumed as of the purchase date for PCORE, (in millions):

Total purchase price including transaction expenses, net of cash acquired	$50.1

Fair value assigned to assets acquired	$16.2
Fair value of liabilities assumed	(9.6)
Amounts assigned to intangible assets	15.1
Amount allocated to goodwill	28.4

Total allocation	$50.1

     The fair value assigned to net assets acquired primarily relates to accounts receivable, inventory, fixed assets and deferred taxes. Intangible assets identified primarily consist of tradenames and customer lists. The tradenames are being amortized over a period of 30 years and customer lists are being amortized over a period of 20 years. The excess of purchase price over the fair values of assets acquired, liabilities assumed and identifiable intangible assets has been allocated to goodwill. Goodwill is not expected to be deductible for tax purposes.
4. Inventories
     Inventories are comprised of the following (in millions):

	March 31, 2008	December 31, 2007
Raw material	$105.7	$106.6
Work-in-process	67.2	62.2
Finished goods	234.0	227.7

	406.9	396.5
Excess of FIFO over LIFO cost basis	(74.0)	(73.6)

Total	$332.9	$322.9

5. Goodwill and Other Intangible Assets
     Changes in the carrying amounts of goodwill for the three months ended March 31, 2008, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
Balance December 31, 2007	$256.4	$210.2	$466.6
Acquisitions	58.0	6.4	64.4
Translation adjustments	1.6	0.2	1.8

Balance March 31, 2008	$316.0	$216.8	$532.8

     The acquisition amounts relate to the purchase of Kurt Versen in January 2008 in the Electrical segment and the purchase of PCORE in October 2007 in the Power segment.
     The carrying value of other intangible assets included in Intangible assets and other in the Condensed Consolidated Balance Sheet, is as follows (in millions):

	March 31, 2008		December 31, 2007
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization
Definite-lived:
Tradenames and other	$74.6	$(5.4)	$44.3	$(4.6)
Customer/agent relationships and technology	40.8	(9.4)	39.0	(8.6)

Total	115.4	(14.8)	83.3	(13.2)
Indefinite-lived:
Tradenames	20.6	—	20.6	—

Total	$136.0	$(14.8)	$103.9	$(13.2)

     Amortization expense associated with these intangible assets in the first three months of 2008 was $1.5 million. Amortization expense associated with these assets for the full year is expected to be $6.3 million in 2008, $6.4 million in 2009, $6.3 million for 2010 and 2011, and $6.0 million for the year thereafter.
6. Debt
     In October 2007, the Company entered into a revised five year, $250 million revolving credit facility to replace the previous $200 million facility which was scheduled to expire in October 2009. In the first quarter of 2008, the Company exercised its option to expand the revolving credit facility from $250 million to $350 million. At March 31, 2008 the $350 million committed bank credit facility had not been drawn against as it remains a backup to the Company’s commercial paper program which is the Company’s principal source of short-term borrowings. The interest rate applicable to borrowings under the credit agreement is either the prime rate or a surcharge over LIBOR. The expiration date of this credit agreement is October 31, 2012. The covenants of this facility require that shareholders’ equity be greater than $675 million and that total debt not exceed 55% of total capitalization (defined as total debt plus total shareholders’ equity). The Company is in compliance with all debt covenants at March 31, 2008. Annual commitment fee requirements to support availability of the credit facility are not material.
7. Shareholders’ Equity
     Shareholders’ equity is comprised of the following (in millions, except per share amounts):

	March 31,	December 31,
	2008	2007
Common stock, $.01 par value:
Class A — authorized 50.0 shares; issued and outstanding 7.3 and 7.4 shares	$0.1	$0.1
Class B — authorized 150.0 shares; issued and outstanding 48.8 and 50.5 shares	0.5	0.5
Additional paid-in capital	4.4	93.3
Retained earnings	992.6	962.7
Accumulated other comprehensive income:
Pension and post retirement benefit plan adjustment, net of tax	6.4	6.1
Cumulative translation adjustment	25.5	21.1
Unrealized gain on investment, net of tax	0.4	0.2
Cash flow hedge loss, net of tax	(0.1)	(1.4)

Total Accumulated other comprehensive income	32.2	26.0

Total Shareholders’ equity	$1,029.8	$1,082.6

     Additional paid-in capital has been reduced by $92.2 million in connection with the acquisition of common shares, offset by increases of $0.7 million of stock option activity, including tax benefits, and $2.6 million of stock-based compensation.

8. Comprehensive Income
     Total comprehensive income and its components are as follows (in millions):

	Three Months Ended
	March 31
	2008	2007
Net income	$48.4	$41.7
Foreign currency translation adjustments	4.4	1.7
Amortization of net prior service costs and net actuarial (gains) losses, net of tax	0.3	0.5
Change in unrealized gain on investments, net of tax	0.2	—
Change in unrealized losses on cash flow hedges, net of tax	1.3	—

Comprehensive income	$54.6	$43.9

9. Earnings Per Share
     The following table sets forth the computation of earnings per share for the three months ended March 31, 2008 and 2007 (in millions, except per share amounts):

	Three Months Ended
	March 31
	2008	2007
Net income	$48.4	$41.7

Weighted average number of common shares outstanding — Basic	56.4	59.7
Potential dilutive shares	0.6	0.7

Average number of shares outstanding — Diluted	57.0	60.4

Earnings per share of common stock:
- Basic	$0.86	$0.70

- Diluted	$0.85	$0.69

     For the three months ended March 31, 2008 and 2007, there were 0.8 and 0.9 million, respectively, of common stock equivalents which are considered anti-dilutive and have been excluded from the calculation of diluted earnings per share. In addition, 1.4 and 1.0 million of stock appreciation rights were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2008 and 2007, respectively, as the effect would be anti-dilutive.
10. Pension and Other Benefits
     The following table sets forth the components of pension and other benefits cost for the three months ended March 31, (in millions):

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Three Months Ended March 31, Components of net periodic benefit cost
Service cost	$3.9	$4.3	$0.1	$0.1
Interest cost	9.1	8.2	0.4	0.4
Expected return on plan assets	(12.0)	(10.6)	—	—
Amortization of prior service cost	0.1	(0.1)	—	—
Amortization of actuarial losses	0.3	0.5	—	—

Net periodic benefit cost	$1.4	$2.3	$0.5	$0.5

Employer Contributions
     The Company does not expect to make a contribution to its qualified domestic defined benefit pension plans in 2008. The Company anticipates contributing approximately $7 million to its foreign plans during 2008, of which $1.2 million has been contributed through March 31, 2008.

11. Guarantees
     The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.
     As of March 31, 2008, the Company had 18 individual forward exchange contracts, each for the purchase of $1.0 million U.S. which have various expiration dates through March 2009. These contracts were entered into in order to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases. These contracts have been designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.
     The Company offers a product warranty which covers defects on most of its products. These warranties primarily apply to products that are properly used for their intended purpose, installed correctly, and properly maintained. The Company generally accrues estimated warranty costs at the time of sale. Estimated warranty expenses are based upon historical information such as past experience, product failure rates, or the number of units to be repaired or replaced. Adjustments are made to the product warranty cost accrual as claims are incurred or as historical experience indicates. The product warranty cost accrual is reviewed for reasonableness on a quarterly basis and is adjusted as additional information regarding expected warranty costs becomes known. Changes in the accrual for product warranties in the first three months of 2008 are set forth below (in millions):

Balance at December 31, 2007	$6.1
Provision	0.7
Expenditures/other	(0.5)

Balance at March 31, 2008	$6.3

12. Fair Value Measurement
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements. This statement was originally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 which allows companies to elect a one year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company has adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangibles measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, long lived asset impairment assessments as well as those initially measured at fair value in a business combination.
     SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring a company to develop its own assumptions.
     As of March 31, 2008, the only Company financial assets and liabilities impacted by SFAS No. 157 were long-term investments (specifically available for sale securities) and forward exchange contracts.
     The fair value measurements related to these financial assets are summarized as follows:

		Quoted Prices
		in Active Markets
	March 31, 2008	for Identical Assets (Level 1)
Available for sale securities	$34.2	$34.2
Forward exchange contracts	0.3	0.3

Total Assets	$34.5	$34.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW OF THE BUSINESS
     Our Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. During the first quarter of 2008, the Company realigned its internal organization and operating segments. This reorganization included combining the electrical products business (included in the Electrical segment) and the industrial technology business (previously its own reporting segment) into one operating segment. This combined operating segment is part of the Electrical reporting segment. Effective in the first quarter of 2008, the Company’s reporting segments consist of the Electrical segment and the Power segment. Previously reported data has been restated to reflect this change. Results for the quarter by segment are included under “Segment Results” within this Management’s Discussion and Analysis.
     In 2007, we executed against a business strategy with three primary areas of focus that resulted in operating margins increasing by 210 basis points compared to 2006. In 2008, we plan to continue to execute against this strategy with an additional focus on revenue growth as outlined below:
•	Price Realization

During the past several years, we experienced significant increases in the cost of commodity raw materials used in the production of our products including steel, copper, aluminum and zinc, as well as in certain purchased electronic components such as ballasts. As a result, multiple increases in the selling prices of our products were announced and implemented during this time period. We believe that these cost increases were recovered in 2007 and we expect to maintain price and commodity cost parity in 2008. However, commodity costs and in particular energy prices, remain volatile and may not be fully offset with pricing increases.

•	Cost Containment

Global sourcing. We remain focused on expanding our global product and component sourcing and supplier cost reduction program. We continue to consolidate suppliers, utilize reverse auctions, and partner with vendors to shorten lead times, improve quality and delivery and reduce costs. Product and component purchases which were sourced from low cost countries represented approximately 23% of total purchases in 2007.

Freight and Logistics. Transporting our products from suppliers, to warehouses, and ultimately to our customers, is a major cost to our Company. We also see opportunities to further reduce costs and increase the effectiveness of our freight and logistics processes including capacity utilization and network optimization in 2008.

•	Productivity

We will continue to leverage the benefits of the SAP system implementation, including standardizing best practices in inventory management, production planning and scheduling to improve manufacturing throughput and reduce costs. In addition, value-engineering efforts and product transfers are also expected to contribute to our productivity improvements. We plan to continue to further reduce lead times and improve service levels to our customers.

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

Organic Growth. The Company demonstrated a strong pricing discipline in the marketplace throughout 2007 in an effort to recover higher commodity costs. The pricing emphasis was critical to our margin improvement in 2007, but did result in some loss of market share. In 2008, we will continue to maintain pricing discipline but also will look to expand market share through a greater emphasis on new product introductions and better leverage of sales and marketing efforts across the organization.
Acquisitions. We spent a total in 2007 of $52.9 million on acquisitions and related costs. All 2007 acquisitions were in the Power segment. In January of 2008, we acquired a lighting business for approximately $100 million that has been added to our Electrical segment. These businesses are expected to add approximately $72 million in annual net sales. Our ability to finance substantial growth continues to be strong and we expect to pursue potential acquisitions that would enhance our core electrical component businesses.
Results of Operations
Summary of Consolidated Results (in millions, except per share data):

	Three Months Ended March 31
		% of		% of
	2008	Net sales	2007	Net sales
Net sales	$627.9		$625.7
Cost of goods sold	440.5		452.7

Gross profit	187.4	29.8%	173.0	27.6%
Selling & administrative expenses	112.1	17.8%	109.1	17.4%

Operating income	75.3	12.0%	63.9	10.2%
Net Income	48.4	7.7%	41.7	6.7%
Earnings per share — diluted	$0.85		$0.69
Net Sales
     Net sales for the first quarter of 2008 were $627.9 million compared to $625.7 million in the first quarter of 2007. The increase was due to acquisitions and selling price increases largely offset by the decline in residential market demand. In addition, one less shipping day in the current quarter and lower storm related sales negatively impacted overall sales. We estimate that acquisitions added approximately three percentage points to net sales and selling price increases accounted for approximately one to two percentage points of net sales for the first quarter of 2008 compared with the same period of 2007. The favorable impact of currency translation on sales was approximately 1% in the first quarter of 2008 versus the comparable period of 2007.
     Sales to the residential market decreased approximately 20% in the first quarter of 2008 compared to the same period in 2007 primarily resulting from the decline in the U.S. housing market. Residential sales represented approximately 10% of the Company’s consolidated net sales for the first three months of 2008.
Gross Profit
     The consolidated gross profit margin in the first quarter of 2008 increased to 29.8% compared to 27.6% in the first quarter of 2007. The increase in the quarter was primarily due to the favorable effects of productivity improvements, including lower freight and logistics costs, higher selling prices and the favorable impact of acquisitions. The gross profit margin improvement was broad based as both segments contributed to the increase.
Selling & Administrative Expenses (“S&A”)
     In the 2008 first quarter, S&A expenses as a percentage of sales and total S&A expenditures were higher than the comparable period of 2007 primarily due to higher commissions, the added S&A expenses of the businesses acquired and increased advertising. These increases were partially offset by our cost containment initiatives including lower spending on professional services.
Other Income/Expense
     In the first quarter of 2008, interest expense increased versus the comparable period of 2007 due to higher average outstanding commercial paper borrowings in 2008 compared to 2007. In the first quarter, investment income increased compared to the first quarter of 2007 due to higher average investment balances. Other expense, net was impacted by net foreign currency transaction losses in the first quarter of 2008 compared to net foreign currency transaction gains in the first quarter of 2007.

Income Taxes
     The effective tax rate in the first quarter of 2008 increased to 30.5% compared to 29.7% in 2007 primarily as a result of higher U.S. earnings quarter-over-quarter.
Net Income and Earnings Per Share
     Net income and earnings per share increased in the first quarter of 2008 compared to the first quarter of 2007. The increase in both net income and earnings per share reflects higher operating income, including the favorable impact of acquisitions, partially offset by higher net interest expense and a higher tax rate. In addition, the increase in earnings per share reflects a reduction in average shares outstanding in the first quarter of 2008 compared to the first quarter of 2007 due to shares repurchased under our stock repurchase programs, net of employee stock option exercises.
Segment Results
Electrical

	Three Months Ended
	March 31
	2008	2007
	(In millions)
Net sales	$470.3	$461.8
Operating income	50.0	38.7
Operating margins	10.6%	8.4%
     Net sales in the Electrical segment increased 2% in the first quarter of 2008 versus the first quarter of 2007 due to the favorable impact of an acquisition, selling price increases and favorable foreign currency translation on international sales largely offset by weaker residential product sales. Within the segment, wiring product sales were essentially unchanged in the first quarter of 2008 versus the comparable period of 2007 due to favorable foreign currency translation offset by slightly weaker overall market demand. Sales of electrical products increased in the first quarter of 2008 versus the comparable period of 2007 due to selling price increases, favorable foreign currency translation and strong demand for harsh and hazardous and high voltage products. Sales of lighting products decreased slightly due to lower residential volume largely offset by the acquisition of Kurt Versen and selling price increases. Sales of residential lighting fixture products were lower by approximately 21% in the first quarter of 2008 versus the comparable period of 2007 as a result of a decline in the U.S. residential construction market. Overall for the segment, higher selling prices in the first quarter of 2008 increased net sales by approximately two percentage points versus the comparable period of 2007. Operating income and operating margin in the segment improved in the first quarter of 2008 versus the comparable period of 2007 primarily due to selling price increases, productivity improvements and the favorable impact of the Kurt Versen acquisition. Operating margins declined at wiring products primarily due to lower unit volume. Operating profit and margins rose at electrical products due to higher sales and a favorable product mix of higher margin harsh and hazardous products and strong performance from our high voltage businesses. Lighting product margins expanded due to selling price increases, the acquisition of Kurt Versen and productivity improvements partially offset by lower margins for the residential business due to lower volume.
Power

	Three Months Ended
	March 31
	2008	2007
	(In millions)
Net sales	$157.6	$163.9
Operating income	25.3	25.2
Operating margins	16.1%	15.4%
     Net sales in the Power segment in the first quarter of 2008 decreased 4% compared to the first quarter of 2007. The sales decrease in the quarter was primarily due to lower year over year storm related orders and to softer market conditions mainly from the distribution segment of domestic utility customers. Lower levels of shipments were partially offset by an acquisition and to a lesser extent selling price increases. The PCORE acquisition completed in the fourth quarter of 2007 added approximately five percent to sales. Operating income and margin increased in the first quarter of 2008 versus the comparable period of 2007 due to productivity improvements, favorable product mix, higher selling prices and the impact of the acquisition. These improvements were partially offset by overall lower shipments.
OUTLOOK
     Our outlook for 2008 in key areas is as follows:
Sales
     We expect overall growth in 2008 net sales versus 2007 to be in a range of 4%-6%. Sales increases compared to 2007 are expected to be led by our Power segment, while the Electrical segment should experience more modest growth primarily due to significantly lower residential lighting fixture sales. The impact of selling price increases should comprise approximately two percentage points of the year-over-year sales growth. The full year impact of our 2007 and 2008 acquisitions is expected to comprise 2%-3% of these amounts.
Operating Results
     Full year 2008 operating profit margin is expected to increase one percentage point compared to 2007. In 2008, we will continue to focus on the same objectives that resulted in an improved operating margin in 2007; price, productivity and cost, as well as a focus on revenue growth. We expect the pricing actions taken in 2007 as well as additional planned increases in 2008 will offset higher levels of raw material commodity costs and higher energy related costs. However, commodity and energy costs, particularly oil, are expected to remain volatile and further increases in these costs in 2008 may not be fully offset with price increases. In addition, productivity efforts including expansion of global product sourcing initiatives, improved factory productivity and lean process improvement projects are expected to benefit operating margins.
Taxation
     We estimate the effective tax rate in 2008 will be approximately 30.5% compared with 26.7% reported in 2007. The 2007 effective tax rate included a favorable tax benefit of 1.9 percentage points as a result of the finalization of an IRS examination of the Company’s 2004 and 2005 tax returns. The additional increase in 2008 is due to an anticipated higher level of U.S. taxable income and the expiration of the research and development tax credit in 2007 which has not yet been reinstated.
Earnings Per Share
     Earnings per diluted share is expected to be in the range of $3.70 — $3.90.
Cash Flow
     We expect to increase working capital efficiency in 2008 primarily as a result of improvements in days supply of inventory. Capital spending in 2008 is expected to be approximately $60-$70 million. We expect spending from a combination of share repurchases and/or acquisitions in 2008 to approximate $200-$300 million. Free cash flow (defined as cash flow from operations less capital spending) in 2008 is expected to approximate net income.
Growth
     Our growth strategy contemplates acquisitions in our core businesses. The rate and extent to which appropriate acquisition opportunities become available, acquired companies are integrated and anticipated cost savings are achieved can affect our future results. We anticipate investing in 2008 in acquisitions at a higher level than 2007, as evidenced by the $100 million acquisition of a lighting business in January 2008. However, actual spending may vary depending upon the timing and availability of appropriate acquisition opportunities.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Three Months Ended
	March 31
	2008	2007
	(In Millions)
Net cash provided by (used in):
Operating activities	$32.4	$33.6
Investing activities	(108.9)	(22.8)
Financing activities	96.2	8.2
Effect of foreign currency exchange rate changes on cash and cash equivalents	3.1	0.2

Net change in cash and cash equivalents	$22.8	$19.2

     Cash provided by operating activities for the three months ended March 31, 2008 decreased slightly versus the comparable period in 2007 primarily as a result of higher working capital partially offset by lower contributions to defined benefit pension plans and higher net income. Working capital changes during the first three months of 2008 resulted in a use of cash of $22.9 million compared to a use of cash of $5.1 million in the first three months of the prior year, primarily due to increases in accounts receivable and inventory.
     Investing activities used cash of $108.9 million in the first three months of 2008 compared to cash used of $22.8 million during the comparable period in 2007. This increase is primarily due to the $100 million acquisition of Kurt Versen in January 2008. This spending was partially offset by lower capital expenditures and higher net proceeds from the sale of investments. Financing activities provided cash of $96.2 million in the first three months of 2008 compared to $8.2 million of cash during the comparable period in 2007 as a result of higher commercial paper borrowings partially offset by higher levels of share repurchases.
Investments in the Business
     Investments in our business include both normal expenditures required to maintain the operations of our equipment and facilities as well as expenditures in support of our strategic initiatives.
     In the first three months of 2008, we used cash of $11.9 million for capital expenditures, a decrease of $8.8 million from the comparable period of 2007. This decrease is the result of the completion of the new lighting headquarters in the first quarter of 2007.
     In the first three months of 2008, we spent $103.2 million on acquisitions. This amount includes the acquisition of Kurt Versen and the acquisition of a small electrical products product line, both of which were added to the Electrical segment.
     In February 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of the Company’s Class A and Class B Common Stock. The February 2007 program was completed in February 2008. In December 2007, the Board of Directors approved a new stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock to be completed over a two year period. This program was implemented upon completion of the February 2007 program. Stock repurchases are being implemented through open market and privately negotiated transactions. We have spent $92.2 million on the repurchase of common shares in the first three months of 2008. As of March 31, 2008, a total of $165.4 million remains authorized for future repurchases under the December 2007 program.

Debt to Capital
     Net Debt, as defined below, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider Net Debt to be more appropriate than Total Debt for measuring our financial leverage as it better measures our ability to meet our funding needs.

	March 31,	December 31,
	2008	2007
	(In Millions)
Total Debt	$443.0	$236.1
Total Shareholders’ Equity	1,029.8	1,082.6

Total Capital	$1,472.8	$1,318.7

Debt to Total Capital	30%	18%
Cash and Investments	$134.8	$116.7
Net Debt (Total debt less cash and investments)	$308.2	$119.4
     The ratio of debt to total capital at March 31, 2008 increased to 30% compared with 18% at December 31, 2007 primarily due to higher levels of short-term borrowings.
     At March 31, 2008, Short-term debt of $243.5 million in our Condensed Consolidated Balance Sheet consisted of commercial paper borrowings which were primarily used to fund short-term working capital requirements.
     At March 31, 2008 and December 31, 2007, Long-term debt in our Condensed Consolidated Balance Sheet consisted of $200 million, excluding unamortized discount, of senior notes which mature in 2012. These notes are fixed rate indebtedness, are not callable and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at March 31, 2008.
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
     In March 2008, we exercised our option to expand our revolving credit facility from $250 million to $350 million. At March 31, 2008 the $350 million committed bank credit facility had not been drawn against as it remains a backup to our commercial paper program. Although not the principal source of liquidity, we believe our credit facility is capable of providing significant financing flexibility at reasonable rates of interest. However, a significant deterioration in the results of our operations or cash flows, leading to deterioration in financial condition, could either increase our borrowing costs or restrict our ability to borrow. We have not entered into any other guarantees that could give rise to material unexpected cash requirements.
     We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2007. Since December 31, 2007, there were no material changes to our contractual obligations.
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
Critical Accounting Estimates
     A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results.
Forward-Looking Statements
     Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about capital resources, performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in operating results, or anticipated market conditions, and economic recovery are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:
•	Changes in demand for our products, market conditions, product quality, or product availability affecting sales levels.
•	Changes in markets or competition affecting realization of price increases.
•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.
•	The expected benefits and the timing of other actions in connection with our enterprise-wide business system.
•	Availability and costs of raw materials, purchased components, energy and freight.
•	Changes in expected or future levels of operating cash flow, indebtedness and capital spending.
•	General economic and business conditions in particular industries or markets.
•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates and availability of tax incentives.
•	A major disruption in one of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations and relocations.
•	Changes in our relationships with, or the financial condition or performance of, key distributors and other customers, agents or business partners could adversely affect our results of operations.
•	Impact of productivity improvements on lead times, quality and delivery of product.
•	Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions.
•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.
•	Unexpected costs or charges, certain of which might be outside of our control.
•	Changes in strategy, economic conditions or other conditions outside of our control affecting future global product sourcing levels.
•	Ability to carry out future acquisitions and strategic investments in our core businesses and costs relating to acquisitions and acquisition integration costs.
•	Future repurchases of common stock under our common stock repurchase programs.
•	Changes in accounting principles, interpretations, or estimates.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.
•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.
•	Other factors described in our Securities and Exchange Commission filings, including the “Business” section and “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. As noted throughout Management’s Discussion and Analysis, we have seen significant increases in the cost of certain raw materials and components used in our products. In addition, the Company’s procurement strategy continues to emphasize an increased level of purchases from international locations, primarily China and India, which subjects the Company to increased political and foreign currency exchange risk. Changes in the Chinese government’s policy regarding the value of the Chinese currency versus the U.S. dollar has not had any significant impact on our financial condition, results of operations or cash flows. However, strengthening of the Chinese currency could increase the cost of the Company’s products procured from this country. There has been no significant change in the Company’s strategies to manage these exposures during the first three months of 2008. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ending December 31, 2007.
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
     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective.
     There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
     In February 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of the Company’s Class A and Class B Common Stock. The February 2007 program was completed in February 2008. In December 2007, the Board of Directors approved a new stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock to be completed over a two year period. This program was implemented upon completion of the February 2007 program. Stock repurchases are being implemented through open market and privately negotiated transactions. The status of these plans are listed below:

						Approximate	Approximate
					Total	Dollar Value of	Dollar Value of
					Number of	Shares	Shares
	Total		Total		Shares	that May Yet Be	that May Yet Be
	Number of		Number of		Purchased as	Purchased	Purchased
	Class A		Class B		Part of Publicly	Under	Under
	Shares	Average	Shares	Average	Announced	the Feb. 2007	the Dec. 2007
	Purchased	Price Paid per	Purchased	Price Paid per	Program	Program	Program
Period	(000’s)	Class A Share	(000’s)	Class B Share	(000’s)	(000’s)	(000’s)
Balance as of December 31, 2007						$57,500	$200,000
January 2008	61	$51.82	—	$—	61	54,400	200,000
February 2008	43	52.03	1,739	47.13	1,782	—	170,200
March 2008	21	48.89	79	47.86	100	—	165,400

Total for the quarter ended March 31, 2008	125	$51.40	1,818	$47.16	1,943	$—	$165,400
     In August 2007, in connection with the Company’s previously announced stock repurchase program, the Company established a prearranged repurchase plan (“10b5-1 Plan”) intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). The 10b5-1 Plan facilitates the ongoing repurchase of the Company’s common stock by permitting the Company to repurchase shares during times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed blackout periods. Pursuant to the 10b5-1 Plan, a broker appointed by the Company has the authority to repurchase, without further direction from the Company, up to 750,000 shares of Class A Common Stock during the period commencing on August 3, 2007 and expiring on August 2, 2008, subject to conditions specified in the 10b5-1 Plan and unless earlier terminated. The Company has repurchased 384,356 shares of Class A Common Stock through March 31, 2008 under this plan. There is no guarantee as to the number of Class A Common Stock that will be repurchased under this plan, and the Company may terminate this plan at any time. Depending upon market conditions, the Company also expects to continue to conduct discretionary repurchases in privately negotiated transactions during its normal trading windows.

ITEM 6. EXHIBITS
EXHIBITS

Number	Description
10.1*	Amendment No.1, dated as of March 27, 2008, to Credit Agreement, dated as of October 31, 2007.

31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith

†	This exhibit constitutes a management contract, compensatory plan, or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 25, 2008	HUBBELL INCORPORATED

/s/ David G. Nord	/s/ Darrin S. Wegman

David G. Nord	Darrin S. Wegman
Senior Vice President and Chief Financial Officer	Vice President, Controller (Chief Accounting Officer)