Form 10-Q
period 2008-06-30
HUBBELL INC
filed 2008-07-28
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of July 18, 2008 were 7,169,798 and 48,942,111, respectively.

HUBBELL INCORPORATED

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUBBELL INCORPORATED
Condensed Consolidated Statement of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Net sales	$689.6	$640.8	$1,317.5	$1,266.5
Cost of goods sold	479.7	453.5	920.2	906.2

Gross profit	209.9	187.3	397.3	360.3
Selling & administrative expenses	114.9	109.3	227.0	218.4

Operating income	95.0	78.0	170.3	141.9

Interest expense, net	(5.5)	(3.9)	(10.1)	(8.0)
Other (expense) income, net	(1.0)	0.9	(2.1)	0.4

Total other expense, net	(6.5)	(3.0)	(12.2)	(7.6)
Income before income taxes	88.5	75.0	158.1	134.3
Provision for income taxes	27.0	21.7	48.2	39.3

Net income	$61.5	$53.3	$109.9	$95.0

Earnings per share
Basic	$1.10	$0.90	$1.96	$1.60
Diluted	$1.09	$0.89	$1.94	$1.58
Average number of common shares outstanding
Basic	55.8	59.4	56.2	59.5
Diluted	56.4	60.2	56.7	60.3
Cash dividends per common share	$0.35	$0.33	$0.68	$0.66
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Balance Sheet
(unaudited)
(in millions)

	June 30, 2008	December 31, 2007

ASSETS
Current Assets
Cash and cash equivalents	$218.0	$77.5
Accounts receivable, net	383.4	332.4
Inventories, net	331.7	322.9
Deferred taxes and other	61.5	55.2

Total current assets	994.6	788.0
Property, Plant, and Equipment, net	332.6	327.1
Other Assets
Investments	35.2	39.2
Goodwill	532.5	466.6
Intangible assets and other	269.7	242.5

Total Assets	$2,164.6	$1,863.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$—	$36.7
Accounts payable	182.8	154.0
Accrued salaries, wages and employee benefits	47.3	58.6
Dividends payable	19.7	19.2
Accrued insurance	53.5	46.7
Other accrued liabilities	107.1	104.3

Total current liabilities	410.4	419.5
Long-Term Debt	497.2	199.4
Other Non-Current Liabilities	174.2	161.9

Total Liabilities	1,081.8	780.8
Shareholders’ Equity	1,082.8	1,082.6

Total Liabilities and Shareholders’ Equity	$2,164.6	$1,863.4

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Statement of Cash Flows
(unaudited)
(in millions)

	Six Months Ended
	June 30
	2008	2007

Cash Flows from Operating Activities
Net income	$109.9	$95.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30.4	29.9
Deferred income taxes	2.5	(1.9)
Stock-based compensation	5.3	5.3
Tax benefit on stock-based awards	(0.7)	(4.4)
Changes in assets and liabilities:
Increase in accounts receivable	(43.3)	(31.1)
Decrease in inventories	—	23.4
Increase in current liabilities	26.3	39.7
Changes in other assets and liabilities, net	(5.6)	—
Contribution to defined benefit pension plans	(2.3)	(16.8)
Other, net	2.6	0.3

Net cash provided by operating activities	125.1	139.4

Cash Flows from Investing Activities
Capital expenditures	(24.0)	(33.0)
Acquisition of businesses, net of cash acquired	(103.3)	(2.8)
Purchases of available-for-sale investments	(12.0)	(29.5)
Proceeds of available-for-sale investments	15.8	29.2
Other, net	2.6	3.9

Net cash used in investing activities	(120.9)	(32.2)

Cash Flows from Financing Activities
Commercial paper borrowings, net	(36.7)	0.9
Payment of short-term debt	—	(5.1)
Issuance of long-term debt	297.7	—
Debt issuance costs	(2.2)	—
Payment of dividends	(37.6)	(39.6)
Proceeds from exercise of stock options	7.3	33.7
Tax benefit on stock-based awards	0.7	4.4
Acquisition of common shares	(95.6)	(88.7)
Other, net	—	0.5

Net cash provided by (used in) financing activities	133.6	(93.9)

Effect of foreign currency exchange rate changes on cash and cash equivalents	2.7	1.2

Increase in cash and cash equivalents	140.5	14.5
Cash and cash equivalents
Beginning of period	77.5	45.3

End of period	$218.0	$59.8

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Current Report on Form 8-K dated May 28, 2008.
     Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R) “Business Combinations”, which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 141(R) and the impact that this standard will have on its financial statements.
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
     In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3 “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 will be applicable to the Company on January 1, 2009. The Company is currently evaluating the impact that FSP 142-3 will have on its financial statements.
     In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” This statement will not have an impact on the Company’s financial statements.
     In May 2008, the FASB issued SFAS No. 163 “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition of measurement to be used to account for premium revenue and claim liabilities. This statement will be applicable to the Company on January 1, 2009. The Company does not anticipate this standard will have a material impact on its financial statements.
     In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 will be applicable to the Company on January 1, 2009. The Company is currently evaluating the impact that FSP EITF 03-6-1 will have on its financial statements.
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
     The following table sets forth financial information by business segment (in millions):

					Operating Income
	Net Sales		Operating Income		as a % of Net Sales
	2008	2007	2008	2007	2008	2007

Three Months Ended June 30,
Electrical	$506.8	$484.0	$63.9	$53.7	12.6%	11.1%
Power	182.8	156.8	31.1	24.3	17.0%	15.5%

Total	$689.6	$640.8	$95.0	$78.0	13.8%	12.2%

Six Months Ended June 30,
Electrical	$977.1	$945.8	$113.9	$92.4	11.7%	9.8%
Power	340.4	320.7	56.4	49.5	16.6%	15.4%

Total	$1,317.5	$1,266.5	$170.3	$141.9	12.9%	11.2%

3. Business Acquisitions
     In January 2008, the Company purchased all of the outstanding common stock of Kurt Versen, Inc. (“Kurt Versen”) for $100.2 million in cash. Located in Westwood, New Jersey, Kurt Versen manufactures specification-grade lighting fixtures for a full range of office, commercial, retail, government, entertainment, hospitality and institution applications. The acquisition enhances the Company’s position in the key spec-grade downlighting market. Kurt Versen has been added to the lighting business within the Electrical segment and the results of operations after January 11, 2008 are included in the Consolidated Financial Statements.
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

Total purchase price including transaction expenses, net of cash acquired	$100.2

Fair value assigned to assets acquired	$16.9
Fair value of liabilities assumed	(5.4)
Amounts assigned to intangible assets	31.7
Amount allocated to goodwill	57.0

Total allocation	$100.2

     The fair value assigned to net assets acquired primarily relates to accounts receivable, inventory and fixed assets. Intangible assets identified primarily consist of tradenames and agent relationships. The tradenames are being amortized over a period of 30 years and the agent relationships are being amortized over a period of 15 years. The excess of purchase price over the fair values of assets acquired, liabilities assumed and identifiable intangible assets has been allocated to goodwill. Approximately one quarter of the goodwill will be deductible for tax purposes. The Kurt Versen acquisition is not expected to have a material impact on the Company’s financial statements.
     In March 2008, the Company purchased a product line which manufactures rough-in electrical products for approximately $3.1 million. This acquisition has been added to the electrical products business within the Electrical segment.
     In March 2007, the Company purchased a small Brazilian manufacturing business for $2.1 million. This acquisition has been added to the Power segment and has been integrated into the Company’s Brazilian operations.
     In October 2007, the Company purchased all of the outstanding common stock of PCORE Electric Company, Inc. (“PCORE”) for $50.1 million in cash. PCORE was added to the Power segment and the results of operations after October 1, 2007 are included in the Consolidated Financial Statements. PCORE, located in LeRoy, New York, is a leading manufacturer of high voltage condenser bushings. These products are used in the electric utility infrastructure.
     The following table summarizes the final fair values of the assets acquired and liabilities assumed as of the purchase date for PCORE, (in millions):

Total purchase price including transaction expenses, net of cash acquired	$50.1

Fair value assigned to assets acquired	$16.2
Fair value of liabilities assumed	(9.6)
Amounts assigned to intangible assets	15.1
Amount allocated to goodwill	28.4

Total allocation	$50.1

     The fair value assigned to net assets acquired primarily relates to accounts receivable, inventory, fixed assets and deferred taxes. Intangible assets identified primarily consist of tradenames and customer lists. The tradenames are being amortized over a period of 30 years and customer lists are being amortized over a period of 20 years. The excess of purchase price over the fair values of assets acquired, liabilities assumed and identifiable intangible assets has been allocated to goodwill. Approximately one quarter of the goodwill will be deductible for tax purposes. The PCORE acquisition is not expected to have a material impact on the Company’s financial statements.
4. Inventories
     Inventories are comprised of the following (in millions):

	June 30, 2008	December 31, 2007

Raw material	$110.2	$106.6
Work-in-process	71.5	62.2
Finished goods	232.4	227.7

	414.1	396.5
Excess of FIFO over LIFO cost basis	(82.4)	(73.6)

Total	$331.7	$322.9

5. Goodwill and Other Intangible Assets
     Changes in the carrying amounts of goodwill for the six months ended June 30, 2008, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total

Balance December 31, 2007	$256.4	$210.2	$466.6
Acquisitions	57.0	6.4	63.4
Translation adjustments	1.1	1.4	2.5

Balance June 30, 2008	$314.5	$218.0	$532.5

     The acquisition amounts relate to the purchase of Kurt Versen in January 2008 in the Electrical segment and the purchase of PCORE in October 2007 in the Power segment.
     The Company’s policy is to perform its annual goodwill impairment testing in the second quarter of each year unless circumstances dictate the need for more frequent assessments. In the second quarter of 2008, this testing resulted in implied fair values for each reporting unit which exceeded the reporting units carrying value, including goodwill. Consequently, there were no impairments of goodwill.
     The carrying value of other intangible assets included in Intangible assets and other in the Condensed Consolidated Balance Sheet, is as follows (in millions):

	June 30, 2008		December 31, 2007
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization

Definite-lived:
Tradenames and other	$74.8	$(6.0)	$44.3	$(4.6)
Relationships and other	42.5	(10.3)	39.0	(8.6)

Total	117.3	(16.3)	83.3	(13.2)
Indefinite-lived:
Tradenames	20.6	—	20.6	—

Total	$137.9	$(16.3)	$103.9	$(13.2)

     Amortization expense associated with these intangible assets in the first six months of 2008 was $2.9 million. Amortization expense associated with these assets for the full year is expected to be $6.1 million in 2008, $6.4 million in 2009, $6.2 million for 2010 and 2011, and $6.0 million for the year thereafter.
6. Debt
     During the second quarter, the Company completed the sale of $300 million of long-term, senior, unsecured notes maturing in 2018 and bearing interest at the rate of 5.95%. The proceeds, net of discount, from the note issuance were used to pay down commercial paper borrowings and for general corporate purposes. In connection with the issuance of the notes, the Company entered into a forward interest rate lock to hedge its exposure to fluctuations in treasury rates, which resulted in a gain of approximately $1.2 million during the quarter. This amount has been recorded, net of tax, in other comprehensive income and will be amortized over the life of the notes.
     In October 2007, the Company entered into a revised five year, $250 million revolving credit facility to replace the previous $200 million facility which was scheduled to expire in October 2009. In the first quarter of 2008, the Company exercised its option to expand the revolving credit facility from $250 million to $350 million. At June 30, 2008 the $350 million committed bank credit facility had not been drawn against as it remains a backup to the Company’s commercial paper program which is the Company’s principal source of short-term borrowings. The interest rate applicable to borrowings under the credit agreement is either the prime rate or a surcharge over LIBOR. The expiration date of this credit agreement is October 31, 2012. The covenants of this facility require that shareholders’ equity be greater than $675 million and that total debt not exceed 55% of total capitalization (defined as total debt plus total shareholders’ equity). The Company is in compliance with all debt covenants at June 30, 2008. Annual commitment fee requirements to support availability of the credit facility are not material.
7. Shareholders’ Equity
     Shareholders’ equity is comprised of the following (in millions, except per share amounts):

	June 30,	December 31,
	2008	2007

Common stock, $.01 par value:
Class A — authorized 50.0 shares; issued and outstanding 7.2 and 7.4 shares	$0.1	$0.1
Class B — authorized 150.0 shares; issued and outstanding 48.9 and 50.5 shares	0.5	0.5
Additional paid-in capital	10.9	93.3
Retained earnings	1,034.5	962.7
Accumulated other comprehensive income:
Pension and post retirement benefit plan adjustment, net of tax	6.7	6.1
Cumulative translation adjustment	29.5	21.1
Unrealized gain on investment, net of tax	0.1	0.2
Cash flow hedge gain (loss), net of tax	0.5	(1.4)

Total Accumulated other comprehensive income	36.8	26.0

Total Shareholders’ equity	$1,082.8	$1,082.6

     Additional paid-in capital has been reduced by $95.6 million in connection with the acquisition of common shares, offset by increases of $8.0 million of stock option activity, including tax benefits, and $5.3 million of stock-based compensation.

8. Comprehensive Income
     Total comprehensive income and its components are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Net income	$61.5	$53.3	$109.9	$95.0
Foreign currency translation adjustments	4.0	8.4	8.4	10.1
Amortization of net prior service costs and net actuarial losses, net of tax	0.3	0.4	0.6	0.9
Change in unrealized gain on investments, net of tax	(0.3)	(0.1)	(0.1)	(0.1)
Change in unrealized losses (gains) on cash flow hedges, net of tax	0.6	(0.9)	1.9	(0.9)

Comprehensive income	$66.1	$61.1	$120.7	$105.0

9. Earnings Per Share
     The following table sets forth the computation of earnings per share for the three and six months ended June 30, 2008 and 2007 (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Net income	$61.5	$53.3	$109.9	$95.0

Weighted average number of common shares outstanding — Basic	55.8	59.4	56.2	59.5
Potential dilutive shares	0.6	0.8	0.5	0.8

Average number of shares outstanding — Diluted	56.4	60.2	56.7	60.3

Earnings per share of common stock:
- Basic	$1.10	$0.90	$1.96	$1.60

- Diluted	$1.09	$0.89	$1.94	$1.58

     For the three and six months ended June 30, 2008 and 2007, there were 0.8 and 0.3 million, respectively, of common stock equivalents which are considered anti-dilutive and have been excluded from the calculation of earnings per diluted share. In addition, 1.3 and 0.8 million of stock appreciation rights were excluded from the calculation of earnings per diluted share for the three and six months ended June 30, 2008 and 2007, respectively, as the effect would be anti-dilutive.

10. Pension and Other Benefits
     The following table sets forth the components of pension and other benefits cost for the three and six months ended June 30, (in millions):

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Three Months Ended June 30, Components of net periodic benefit cost
Service cost	$3.9	$4.3	$0.1	$0.1
Interest cost	9.1	8.2	0.4	0.4
Expected return on plan assets	(12.0)	(10.6)	—	—
Amortization of prior service cost	0.1	(0.1)	—	—
Amortization of actuarial losses	0.3	0.5	—	—

Net periodic benefit cost	$1.4	$2.3	$0.5	$0.5

Six Months Ended June 30, Components of net periodic benefit cost
Service cost	$7.8	$8.7	$0.1	$0.1
Interest cost	18.1	16.3	0.9	0.9
Expected return on plan assets	(24.0)	(21.1)	—	—
Amortization of prior service cost	0.1	(0.2)	(0.1)	(0.1)
Amortization of actuarial losses	0.6	1.0	—	—

Net periodic benefit cost	$2.6	$4.7	$0.9	$0.9

Employer Contributions
     The Company does not expect to make a contribution to its qualified domestic defined benefit pension plans in 2008. The Company anticipates contributing approximately $9 million to its foreign plans during 2008, of which $2.3 million has been contributed through June 30, 2008.
11. Guarantees
     The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.
     As of June 30, 2008, the Company had 18 individual forward exchange contracts, each for the purchase of $1.0 million U.S. which have various expiration dates through June 2009. These contracts were entered into to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases. These contracts have been designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.
     The Company offers a product warranty which covers defects on most of its products. These warranties primarily apply to products that are properly used for their intended purpose, installed correctly, and properly maintained. The Company generally accrues estimated warranty costs at the time of sale. Estimated warranty expenses are based upon historical information such as past experience, product failure rates, or the number of units to be repaired or replaced. Adjustments are made to the product warranty cost accrual as claims are incurred or as historical experience indicates. The product warranty cost accrual is reviewed for reasonableness on a quarterly basis and is adjusted as additional information regarding expected warranty costs becomes known. Changes in the accrual for product warranties in the first six months of 2008 are set forth below (in millions):

Balance at December 31, 2007	$6.1
Provision	0.9
Expenditures/other	(1.4)

Balance at June 30, 2008	$5.6

12. Fair Value Measurement
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements. This statement was originally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 which allowed companies to elect a one year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company has adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangibles measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, long lived asset impairment assessments as well as those initially measured at fair value in a business combination.
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
     As of June 30, 2008, the only Company financial assets and liabilities impacted by SFAS No. 157 were long-term investments (specifically available-for-sale securities) and forward exchange contracts.
     The fair value measurements related to these financial assets are summarized as follows:

		Quoted Prices	Quoted Prices
		in Active Markets	in Active Markets
		for Identical Assets	for Similar Assets
	June 30, 2008	(Level 1)	(Level 2)
Available-for-sale securities	$34.9	$34.9	$—
Forward exchange contracts	0.3	—	0.3

Total Assets	$35.2	$34.9	$0.3

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
     In 2007, we executed a business strategy with three primary areas of focus that resulted in operating margins increasing by 210 basis points compared to 2006. In 2008, we plan to continue to execute this strategy with an additional focus on revenue growth as outlined below:
•	Price Realization

During the past several years, we experienced significant increases in the cost of commodity raw materials used in the production of our products including steel, copper, aluminum and zinc, as well as in certain purchased electronic components such as ballasts. As a result, multiple increases in the selling prices of our products were announced and implemented during this time period. We believe that these cost increases were recovered in 2007 and we expect to maintain price and commodity cost parity in 2008. However, commodity and energy costs, particularly steel and oil, remain volatile and may not be fully offset with pricing increases.

•	Cost Containment

Global sourcing. We remain focused on expanding our global product and component sourcing and supplier cost reduction program. We continue to consolidate suppliers, utilize reverse auctions, and partner with vendors to shorten lead times, improve quality and delivery and reduce costs.

Freight and Logistics. Transporting our products from suppliers, to warehouses, and ultimately to our customers, is a major cost to our Company. We see opportunities to further reduce costs and increase the effectiveness of our freight and logistics processes including capacity utilization and network optimization.

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

Organic Growth. The Company demonstrated strong pricing discipline in the marketplace throughout 2007 in an effort to recover higher commodity costs. The pricing emphasis was critical to our margin improvement in 2007, but did result in some loss of market share. In 2008, we will continue to maintain pricing discipline but also will look to expand market share through a greater emphasis on new product introductions and better leverage of sales and marketing efforts across the organization.

Acquisitions. In 2007, we spent a total of $52.9 million on acquisitions and related costs. All 2007 acquisitions were in the Power segment. In January of 2008, we acquired a lighting business for approximately $100 million that has been added to our Electrical segment. These businesses are expected to add approximately $70 million in annual net sales. Our ability to finance substantial growth continues to be strong and we expect to pursue potential acquisitions that would enhance our core businesses.
Results of Operations
Summary of Consolidated Results (in millions, except per share data):

	Three Months Ended June 30				Six Months Ended June 30
		% of		% of		% of		% of
	2008	Net sales	2007	Net sales	2008	Net sales	2007	Net sales

Net sales	$689.6		$640.8		$1,317.5		$1,266.5
Cost of goods sold	479.7		453.5		920.2		906.2

Gross profit	209.9	30.4%	187.3	29.2%	397.3	30.2%	360.3	28.4%
Selling & administrative expenses	114.9	16.7%	109.3	17.1%	227.0	17.2%	218.4	17.2%

Operating income	95.0	13.8%	78.0	12.2%	170.3	12.9%	141.9	11.2%
Net Income	61.5	8.9%	53.3	8.3%	109.9	8.3%	95.0	7.5%
Earnings per share — diluted	$1.09		$0.89		$1.94		$1.58
Net Sales
     Net sales for the second quarter of 2008 of $689.6 million increased 8% compared to the second quarter of 2007 led by our power and electrical product businesses. Net sales for the first six months of 2008 of $1,317.5 million increased 4% versus the comparable period of 2007. The increase in both periods was primarily due to acquisitions and selling price increases partially offset by the decline in residential market sales. We estimate that acquisitions added approximately three percentage points to net sales in both the second quarter and year-to-date 2008 compared with the same periods of 2007. In addition, selling price increases accounted for approximately one to two percentage points of net sales in the second quarter and first six months of 2008 versus the comparable periods of 2007. The favorable impact of currency translation on sales was approximately 1% in the second quarter and first six months of 2008 versus the comparable periods of 2007.
     Sales to the retail and residential market decreased approximately 17% and 19% in the second quarter and first six months of 2008, respectively, compared to the same periods in 2007 primarily resulting from the decline in the U.S. housing market. Residential sales represented approximately 10% of the Company’s consolidated net sales for the first six months of 2008.
Gross Profit
     The consolidated gross profit margin in the second quarter of 2008 increased to 30.4% compared to 29.2% in the second quarter of 2007. On a year-to-date basis, 2008 gross profit margin increased to 30.2% compared to 28.4% for the first six months of 2007. The increases in both the quarter and year-to-date were primarily due to the favorable effects of productivity improvements, including lower freight and logistics costs, higher selling prices and the favorable impact of acquisitions.
Selling & Administrative Expenses (“S&A”)
     S&A expenses increased in the second quarter and first six months of 2008 versus the comparable periods in 2007 primarily due to the added S&A expenses of the businesses acquired, higher commissions, and increased advertising. As a percentage of net sales, S&A expenses of 16.7% in the second quarter of 2008 were lower than the 17.1% reported in the second quarter of 2007 due to cost containment initiatives including lower headcount and lower spending on professional services as well as better leveraging of fixed costs on higher sales. Year-to-date S&A expenses as a percentage of sales of 17.2% were unchanged from the comparable period of 2007.
Other Income/Expense
     In the second quarter and first six months of 2008, interest expense increased versus the comparable periods in 2007 due to higher average outstanding commercial paper borrowings in 2008 compared to 2007. In addition, higher interest expense was incurred as the Company entered into a $300 million bond offering during the second quarter of 2008 to support strategic growth initiatives. Other expense, net was impacted by net foreign currency transaction losses in the second quarter and first six months of 2008 compared to net foreign currency transaction gains in the comparable periods of 2007.
Income Taxes
     The effective tax rate in the second quarter and first six months of 2008 was 30.5%. This compares to 28.9% and 29.3% in the second quarter and first six months of 2007, respectively. The effective tax rates in both the second quarter and first six months of 2008 versus the comparable periods of 2007 reflect a higher year-over-year annual effective tax rate estimate primarily as a result of higher U.S. earnings. In addition, the effective tax rates in both the second quarter and first six months of 2007 reflect a benefit associated with the research and development tax credit which was not reflected in the first six months of 2008. The research and development tax credit expired as of December 31, 2007.
Net Income and Earnings Per Share
     Net income and earnings per share increased in the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007. The increase in both net income and earnings per share in both periods reflects higher sales and operating income, including the favorable impact of acquisitions, partially offset by higher net interest expense and a higher effective tax rate. In addition, the increase in earnings per share reflects a reduction in average shares outstanding in the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007 due to shares repurchased under our stock repurchase programs, net of employee stock option exercises.
Segment Results
Electrical

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(In millions)		(In millions)

Net sales	$506.8	$484.0	$977.1	$945.8
Operating income	63.9	53.7	113.9	92.4
Operating margins	12.6%	11.1%	11.7%	9.8%

     Net sales in the Electrical segment increased 5% and 3% in the second quarter and first six months of 2008, respectively, versus the comparable periods of 2007 due to the favorable impact of the Kurt Versen acquisition and selling price increases, partially offset by weaker residential product sales. Within the segment, wiring product sales increased slightly in both the second quarter and first six months of 2008 versus the comparable periods of 2007 due to favorable foreign currency translation and increased demand for energy management controls and sensors largely offset by weaker overall market demand. Sales of electrical products increased by approximately 15% and 11% in the second quarter and first six months of 2008, respectively, due to strong demand for harsh and hazardous and high voltage instrumentation products, selling price increases and favorable foreign currency translation. Sales of lighting products decreased slightly in the second quarter and year-to-date versus the comparable periods of 2007 due to lower residential volume largely offset by the acquisition of Kurt Versen and selling price increases. Sales of residential lighting fixtures were lower by approximately 23% and 22% in the second quarter and first six months of 2008, respectively, versus the comparable periods of 2007 as a result of a decline in the U.S. residential construction market. Selling price increases in both the second quarter and first six months of 2008 resulted in approximately one to two percentage points of higher sales versus the comparable periods of 2007.
     Operating income and operating margin in the segment improved in both the second quarter and first six months of 2008 versus the comparable periods of 2007 primarily due to selling price increases, productivity improvements and the favorable impact of the Kurt Versen acquisition. Operating income and operating margins at wiring increased slightly in the second quarter of 2008 versus the comparable period of 2007 due to modestly higher sales and productivity improvements largely offset by higher commodity costs. Year-to-date operating income and operating margins at wiring decreased slightly in the first six months of 2008 compared to the first six months of 2007 due to higher commodity costs partially offset by productivity improvements. Operating income and margins rose at electrical products in the second quarter and first six months of 2008 versus the comparable periods of 2007 due to higher sales and a favorable product mix of higher margin harsh and hazardous products and strong performance from our high voltage businesses. Lighting product operating income and operating margins expanded in the second quarter and year-to-date 2008 compared to the second quarter and first six months of 2007 due to selling price increases, the acquisition of Kurt Versen and productivity improvements partially offset by lower margins for the residential business due to lower volume.
Power

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(In millions)		(In millions)

Net sales	$182.8	$156.8	$340.4	$320.7
Operating income	31.1	24.3	56.4	49.5
Operating margins	17.0%	15.5%	16.6%	15.4%
     Net sales in the Power segment in the second quarter of 2008 increased 17% compared to the second quarter of 2007. The sales increase in the quarter was due to stronger market demand, the PCORE acquisition and selling price increases. For the first six months of 2008, net sales in the segment increased 6% compared with the same period of 2007 primarily as a result of the acquisition and selling price increases. The PCORE acquisition completed in the fourth quarter of 2007 added approximately five percentage points to sales in both the second quarter and first six months of 2008 versus the comparable periods of 2007. In addition, we estimate that price increases added approximately two percentage points to sales in the second quarter and first six months of 2008 versus the comparable periods of 2007. Operating income increased 28% in the second quarter of 2008 compared to the second quarter of 2007 due to higher sales, productivity improvements and the impact of the PCORE acquisition. Operating income and margin increased in the first six months of 2008 versus the comparable period of 2007 due to productivity improvements including lower costs from strategic sourcing, selling price increases, the impact of the acquisition and a favorable product sales mix.

OUTLOOK
     Our outlook for 2008 in key areas is as follows:
Sales
     We expect overall growth in 2008 net sales versus 2007 to be in a range of 4%-6%. Sales increases compared to 2007 are expected to be led by our Power segment, while the Electrical segment should experience more modest growth primarily due to significantly lower residential lighting fixture sales. The impact of selling price increases and acquisitions should each comprise approximately two to three percentage points of the year-over-year sales growth.
Operating Results
     Full year 2008 operating profit margin is expected to increase one percentage point compared to 2007. In 2008, we will continue to focus on the same objectives that resulted in an improved operating margin in 2007: price, productivity and cost, as well as a focus on revenue growth. We expect the pricing actions taken in 2007 and the first half of 2008, as well as additional planned increases, will offset higher levels of raw material commodity costs and higher energy related costs. However, commodity and energy costs, particularly steel and oil, are expected to remain volatile and further increases in these costs in 2008 may not be fully offset with price increases. In addition, productivity efforts including expansion of global product sourcing initiatives, improved factory productivity and lean process improvement projects are expected to benefit operating margins.
Taxation
     We estimate the effective tax rate in 2008 will be approximately 30.5% compared with 26.7% reported in 2007. The 2007 effective tax rate included a favorable tax benefit of 1.9 percentage points as a result of the finalization of an IRS examination of the Company’s 2004 and 2005 tax returns. The additional increase in 2008 is due to an anticipated higher level of U.S. taxable income and the expiration of the research and development tax credit in 2007 which has not been reinstated.
Earnings Per Share
     Earnings per diluted share is expected to be in the range of $3.70 — $3.90. Included in this range is approximately seven cents of incremental interest expense associated with a $300 million 10-year bond offering that the Company entered into during the second quarter of 2008 to support strategic growth initiatives.
Cash Flow
     We expect to increase working capital efficiency in 2008 primarily as a result of improvements in inventory management. Capital spending in 2008 is expected to be approximately $60-$65 million. We expect spending from a combination of share repurchases and/or acquisitions in 2008 to approximate $250-$350 million. Free cash flow (defined as cash flow from operations less capital spending) in 2008 is expected to approximate net income.
Growth
     Our growth strategy contemplates acquisitions in our core businesses. The rate and extent to which appropriate acquisition opportunities become available, acquired companies are integrated and anticipated cost savings are achieved can affect our future results. In 2008 we anticipate investing in acquisitions, as evidenced by the $100 million acquisition of a lighting business in January 2008. However, actual spending may vary depending upon the timing and availability of appropriate acquisition opportunities.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Six Months Ended
	June 30
	2008	2007
	(In Millions)
Net cash provided by (used in):
Operating activities	$125.1	$139.4
Investing activities	(120.9)	(32.2)
Financing activities	133.6	(93.9)
Effect of foreign currency exchange rate changes on cash and cash equivalents	2.7	1.2

Net change in cash and cash equivalents	$140.5	$14.5

     Cash provided by operating activities for the six months ended June 30, 2008 decreased versus the comparable period in 2007 primarily as a result of higher working capital, partially offset by lower contributions to defined benefit pension plans and higher net income. Working capital changes during the first six months of 2008 resulted in a use of cash of $17.0 million compared to cash provided of $32.0 million in the first six months of the prior year, primarily due to increases in accounts receivable.
     Investing activities used cash of $120.9 million in the first six months of 2008 compared to cash used of $32.2 million during the comparable period in 2007. This increase is primarily due to the $100 million acquisition of Kurt Versen in January 2008. This spending was partially offset by lower capital expenditures and higher net proceeds from the sale of investments. Financing activities provided cash of $133.6 million in the first six months of 2008 compared to a $93.9 million use of cash during the comparable period in 2007 as a result of the $300 million debt offering completed during the second quarter of 2008 partially offset by higher net commercial paper repayments, higher levels of share repurchases and costs associated with the debt offering.
Investments in the Business
     Investments in our business include both normal expenditures required to maintain the operations of our equipment and facilities as well as expenditures in support of our strategic initiatives.
     In the first six months of 2008, we used cash of $24.0 million for capital expenditures, a decrease of $9.0 million from the comparable period of 2007. This decrease is the result of the completion of the new lighting headquarters in the first quarter of 2007.
     In the first six months of 2008, we invested $103.3 million in acquisitions. This amount includes the acquisition of Kurt Versen and the acquisition of a small electrical products product line, both of which were added to the Electrical segment.
     In February 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of the Company’s Class A and Class B Common Stock. The February 2007 program was completed in February 2008. In December 2007, the Board of Directors approved a new stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock to be completed over a two year period. This program was implemented upon completion of the February 2007 program. Stock repurchases are being completed through open market and privately negotiated transactions. We have spent $95.6 million on the repurchase of common shares in the first six months of 2008. As of June 30, 2008, a total of $162.0 million remains authorized for future repurchases under the December 2007 program.

Debt to Capital
     Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be more appropriate than total debt for measuring our financial leverage as it better measures our ability to meet our funding needs.

	June 30,	December 31,
	2008	2007
	(In Millions)
Total Debt	$497.2	$236.1
Total Shareholders’ Equity	1,082.8	1,082.6

Total Capital	$1,580.0	$1,318.7

Debt to Total Capital	31%	18%
Cash and Investments	$253.2	$116.7
Net Debt	$244.0	$119.4
     The ratio of debt to total capital at June 30, 2008 increased to 31% compared with 18% at December 31, 2007 primarily due to higher levels of long-term debt.
     At June 30, 2008 the Company’s debt consisted entirely of long-term notes totaling $497.2 million, net of unamortized discount. These fixed rate notes, with amounts of $200 million and $300 million due in 2012 and 2018, respectively, are not callable and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at June 30, 2008.
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
     In March 2008, we exercised our option to expand our revolving credit facility from $250 million to $350 million. At June 30, 2008 the $350 million committed bank credit facility had not been drawn against as it remains a backup to our commercial paper program. Although not the principal source of liquidity, we believe our credit facility is capable of providing significant financing flexibility at reasonable rates of interest. However, a significant deterioration in the results of our operations or cash flows, leading to deterioration in financial condition, could either increase our borrowing costs or restrict our ability to borrow. We have not entered into any other guarantees that could give rise to material unexpected cash requirements.
     During the second quarter, the Company completed the sale of $300 million of long-term, senior, unsecured notes maturing in 2018 and bearing interest at the rate of 5.95%. The proceeds from the note issuance were used to pay down commercial paper borrowings and for general corporate purposes. In connection with the issuance of the notes, the Company entered into a forward interest rate lock to hedge its exposure to fluctuations in treasury rates, which resulted in a gain of approximately $1.2 million during the quarter. This amount has been recorded, net of tax, in other comprehensive income and will be amortized over the life of the notes.
     In June 2008, the Company’s Board of Directors approved an increase in the common stock dividend rate from $0.33 to $0.35 per share per quarter.
     We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in our Current Report on Form 8-K dated May 28, 2008.

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
Critical Accounting Estimates
     A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Current Report on Form 8-K dated May 28, 2008. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. As noted throughout Management’s Discussion and Analysis, we have seen significant increases in the cost of certain raw materials and components used in our products. In addition, the Company’s procurement strategy continues to emphasize an increased level of purchases from international locations, primarily China and India, which subjects the Company to increased political and foreign currency exchange risk. Changes in the Chinese government’s policy regarding the value of the Chinese currency versus the U.S. dollar has not had any significant impact on our financial condition, results of operations or cash flows. However, strengthening of the Chinese currency could increase the cost of the Company’s products procured from this country. There has been no significant change in the Company’s strategies to manage these exposures during the first six months of 2008. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ending December 31, 2007.

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
     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
     In February 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of the Company’s Class A and Class B Common Stock. The February 2007 program was completed in February 2008. In December 2007, the Board of Directors approved a new stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock to be completed over a two year period. This program was implemented upon completion of the February 2007 program. Stock repurchases are being completed through open market and privately negotiated transactions. The status of these plans are listed below:

						Approximate
					Total	Dollar Value of
					Number of	Shares
	Total		Total		Shares	that May Yet Be
	Number of		Number of		Purchased as	Purchased
	Class A		Class B		Part of Publicly	Under
	Shares	Average	Shares	Average	Announced	the Dec. 2007
	Purchased	Price Paid per	Purchased	Price Paid per	Program	Program
Period	(000’s)	Class A Share	(000’s)	Class B Share	(000’s)	(000’s)
Balance as of March 31, 2008						$165,400
April 2008	12	$49.57	—	$—	12	164,800
May 2008	31	52.30	—	—	31	163,200
June 2008	24	51.28	—	—	24	162,000

Total for the quarter ended June 30, 2008	67	$51.46	—	$—	67	$162,000

     In August 2007, in connection with the Company’s previously announced stock repurchase program, the Company established a prearranged repurchase plan (“10b5-1 Plan”) intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Exchange Act. The 10b5-1 Plan facilitates the ongoing repurchase of the Company’s common stock by permitting the Company to repurchase shares during times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed blackout periods. Pursuant to the 10b5-1 Plan, a broker appointed by the Company has the authority to repurchase, without further direction from the Company, up to 750,000 shares of Class A Common Stock during the period commencing on August 3, 2007 and expiring on August 2, 2008, subject to conditions specified in the 10b5-1 Plan and unless earlier terminated. The Company has repurchased 451,526 shares of Class A Common Stock through June 30, 2008 under this plan. There is no guarantee as to the number of Class A Common Stock that will be repurchased under this plan, and the Company may terminate this plan at any time. Depending upon market conditions, the Company also expects to continue to conduct discretionary repurchases in privately negotiated transactions during its normal trading windows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Annual Meeting of Shareholders held on May 5, 2008:
1.	The following ten (10) individuals were elected directors of the Company for the ensuing year to serve until the next Annual Meeting of Shareholders of the Company and until their respective successors may be elected and qualified, each Director being elected by plurality vote:

Name of Individual	Votes For	Votes Withheld
E. Richard Brooks	166,462,122	1,903,430
George W. Edwards, Jr.	167,596,579	768,973
Anthony J. Guzzi	167,798,357	567,195
Joel S. Hoffman	167,573,573	791,979
Andrew McNally IV	167,236,427	1,129,125
Daniel J. Meyer	167,541,829	823,723
Timothy H. Powers	167,657,656	707,896
G. Jackson Ratcliffe	167,571,497	794,055
Richard J. Swift	167,724,584	640,968
Daniel S. Van Riper	167,763,160	602,392
2.	PricewaterhouseCoopers LLP was ratified as independent registered public accountants to examine the annual financial statements for the Company for the year 2008 receiving 167,776,744 affirmative votes, being a majority of the votes cast on the matter all voting as a single class, with 419,880 negative votes and 168,928 abstained.

ITEM 6. EXHIBITS
EXHIBITS

Number	Description

10.rr*†	Continuity Agreement, dated as of July 1, 2008, between Hubbell Incorporated and Darrin S. Wegman.

10.ss*†	Amendment, dated as of July 24, 2008, to Hubbell Incorporated Amended and Restated Continuity Agreement for Gary N. Amato.

31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith

†	This exhibit constitutes a management contract, compensatory plan, or arrangement

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 28, 2008	HUBBELL INCORPORATED

/s/ David G. Nord	/s/ Darrin S. Wegman

David G. Nord Senior Vice President and Chief Financial Officer	Darrin S. Wegman Vice President, Controller (Chief Accounting Officer)