Form 10-Q
period 2008-09-30
HUBBELL INC
filed 2008-10-24
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of October 17, 2008 were 7,165,075 and 48,959,206, respectively.

HUBBELL INCORPORATED

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUBBELL INCORPORATED
Condensed Consolidated Statement of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Net sales	$734.8	$652.7	$2,052.3	$1,919.2
Cost of goods sold	514.6	458.1	1,434.8	1,364.3

Gross profit	220.2	194.6	617.5	554.9
Selling & administrative expenses	116.9	105.7	343.9	324.1

Operating income	103.3	88.9	273.6	230.8

Interest expense, net	(6.8)	(3.5)	(16.9)	(11.5)
Other (expense) income, net	(0.8)	0.3	(2.9)	0.7

Total other expense, net	(7.6)	(3.2)	(19.8)	(10.8)

Income before income taxes	95.7	85.7	253.8	220.0
Provision for income taxes	29.2	20.4	77.4	59.7

Net income	$66.5	$65.3	$176.4	$160.3

Earnings per share
Basic	$1.19	$1.12	$3.15	$2.71
Diluted	$1.18	$1.10	$3.12	$2.68
Average number of common shares outstanding
Basic	55.9	58.3	56.1	59.1
Diluted	56.4	59.2	56.5	59.9
Cash dividends per common share	$0.35	$0.33	$1.03	$0.99
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Balance Sheet
(unaudited)
(in millions)

	September 30, 2008	December 31, 2007
ASSETS

Current Assets
Cash and cash equivalents	$194.1	$77.5
Accounts receivable, net	428.7	332.4
Inventories, net	340.0	322.9
Deferred taxes and other	47.6	55.2

Total current assets	1,010.4	788.0
Property, Plant, and Equipment, net	341.5	327.1
Other Assets
Investments	34.7	39.2
Goodwill	589.0	466.6
Intangible assets and other	289.4	242.5

Total Assets	$2,265.0	$1,863.4

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Short-term debt	$—	$36.7
Accounts payable	207.0	154.0
Accrued salaries, wages and employee benefits	59.2	58.6
Accrued insurance	49.9	46.7
Dividends payable	19.6	19.2
Other accrued liabilities	138.3	104.3

Total current liabilities	474.0	419.5
Long-Term Debt	497.3	199.4
Other Non-Current Liabilities	180.9	161.9

Total Liabilities	1,152.2	780.8
Shareholders’ Equity	1,112.8	1,082.6

Total Liabilities and Shareholders’ Equity	$2,265.0	$1,863.4

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Statement of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended
	September 30
	2008	2007
Cash Flows from Operating Activities
Net income	$176.4	$160.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46.4	44.8
Deferred income taxes	2.7	(9.1)
Stock-based compensation	8.0	8.1
Tax benefit on stock-based awards	(0.8)	(5.5)
Changes in assets and liabilities:
Increase in accounts receivable	(78.4)	(63.0)
(Increase) decrease in inventories	(2.1)	24.4
Increase in current liabilities	78.4	77.0
Changes in other assets and liabilities, net	6.5	3.2
Contribution to defined benefit pension plans	(3.2)	(18.9)
Other, net	1.0	(0.1)

Net cash provided by operating activities	234.9	221.2

Cash Flows from Investing Activities
Capital expenditures	(34.0)	(44.6)
Acquisition of businesses, net of cash acquired	(205.9)	(2.9)
Purchases of available-for-sale investments	(15.6)	(37.1)
Proceeds from available-for-sale investments	19.6	36.6
Other, net	6.0	3.9

Net cash used in investing activities	(229.9)	(44.1)

Cash Flows from Financing Activities
Commercial paper borrowings, net	(36.7)	53.5
Payment of short-term debt	—	(5.1)
Issuance of long-term debt	297.7	—
Debt issuance costs	(2.6)	—
Payment of dividends	(57.3)	(59.3)
Proceeds from exercise of stock options	8.1	40.2
Tax benefit on stock-based awards	0.8	5.5
Acquisition of common shares	(96.6)	(173.5)
Other, net	—	0.5

Net cash provided by (used in) financing activities	113.4	(138.2)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.8)	2.3

Increase in cash and cash equivalents	116.6	41.2
Cash and cash equivalents
Beginning of period	77.5	45.3

End of period	$194.1	$86.5

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
     In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. FSP No. FAS 133-1 and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. The Company does not anticipate this standard will have a material impact on its financial statements.
2. Segment Information
     During the first quarter of 2008, the Company realigned its internal organization and operating segments. This reorganization included combining the electrical products business (included in the Electrical segment) and the industrial technology business (previously its own reporting segment) into one operating segment. This combined operating segment is part of the Electrical reporting segment. Effective for the first quarter of 2008, the Company’s reporting segments consist of the Electrical segment (comprised of wiring, electrical and lighting products) and the Power segment. Previously reported data has been restated to reflect this change.
     The following table sets forth financial information by business segment (in millions):

					Operating Income
	Net Sales		Operating Income		as a % of Net Sales
	2008	2007	2008	2007	2008	2007
Three Months Ended September 30,
Electrical	$522.9	$496.4	$68.7	$64.3	13.1%	13.0%
Power	211.9	156.3	34.6	24.6	16.3%	15.7%

Total	$734.8	$652.7	$103.3	$88.9	14.1%	13.6%

Nine Months Ended September 30,
Electrical	$1,500.0	$1,442.2	$182.6	$156.7	12.2%	10.9%
Power	552.3	477.0	91.0	74.1	16.5%	15.5%

Total	$2,052.3	$1,919.2	$273.6	$230.8	13.3%	12.0%

3. Business Acquisitions
     In September 2008, the Company purchased all of the outstanding common stock of CDR Systems Corp. (“CDR”), for approximately $68.2 million in cash. CDR, based in Ormond Beach, Florida, with multiple facilities throughout North America, manufactures polymer concrete and fiberglass enclosures serving a variety of end markets, including electric, gas and water utilities, cable television and telecommunications industries. This acquisition has been added to the Power segment.
     In August 2008, the Company purchased all of the outstanding common stock of USCO Power Equipment Corporation (“USCO”) for approximately $24.8 million in cash. USCO, based in Leeds, Alabama, provides high quality transmission line and substation disconnect switches and accessories to the electric utility industry. This acquisition has been added to the Power segment.
     In January 2008, the Company purchased all of the outstanding common stock of Kurt Versen, Inc. (“Kurt Versen”) for $100.2 million in cash. Located in Westwood, New Jersey, Kurt Versen manufactures specification-grade lighting fixtures for a full range of office, commercial, retail, government, entertainment, hospitality and institution applications. The acquisition enhances the

Company’s position in the key spec-grade downlighting market. Kurt Versen has been added to the lighting business within the Electrical segment.
     In October 2007, the Company purchased all of the outstanding common stock of PCORE Electric Company, Inc. (“PCORE”) for $50.1 million in cash. PCORE was added to the Power segment. PCORE, located in LeRoy, New York, is a leading manufacturer of high voltage condenser bushings. These products are used in the electric utility infrastructure.
     The following table summarizes selected financial data for the opening balance sheet of acquisitions in 2008 and 2007:

	2008			2007
	CDR	USCO	Kurt Versen	PCORE

Purchase Price Allocations:
Current assets	$8.8	$7.0	$13.4	$10.7
Other non-current assets	4.6	3.1	3.4	5.6
Intangible assets	20.9	8.3	31.7	15.1
Goodwill	45.5	15.6	57.1	28.4
Current liabilities	(4.7)	(5.9)	(3.0)	(3.4)
Non-current liabilities	(6.9)	(3.3)	(2.4)	(6.3)

Total Purchase price	$68.2	$24.8	$100.2	$50.1

Intangible Assets:
Patents and trademarks	$6.8	$2.5	$25.5	$6.1
Customer/Agent relationships	6.8	—	5.0	7.4
Technology	6.8	5.0	—	0.6
Other	0.5	0.8	1.2	1.0

Total Intangible assets	$20.9	$8.3	$31.7	$15.1

Intangible Asset Amortization Period:
Patents and trademarks	30 years	10 years	30 years	30 years
Customer/Agent relationships	10 years	—	15 years	20 years
Technology	10 years	8 years	—	7 years
Other	<1 year	<1 year	15 years	6 years

Total weighted average	16 years	8 years	27 years	23 years

Approximate percentage of goodwill deductible for tax purposes	100%	0%	25%	30%

     Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for CDR, USCO and Kurt Versen. The purchase price allocation for these acquisitions will be finalized upon the completion of working capital adjustments and fair value analyses. Final determination of the purchase price and fair values to be assigned may result in adjustments to the preliminary estimated values and amortization periods assigned at the date of acquisition.
     During the first nine months of 2008, the Company also purchased two product lines, a manufacturer of rough-in electrical products and a Canadian manufacturer of high voltage condenser bushings. These product lines were added to the Electrical and Power segments, respectively. The aggregate cost of these acquisitions was $12.6 million, of which $1.7 million was allocated to goodwill.
     The Condensed Consolidated Financial Statements include the results of operations of the acquired businesses from their respective dates of acquisition. These acquisitions increased the Company’s net sales and earnings but, including related financing costs, did not materially impact earnings either on an aggregate or per share basis.
4. Variable Interest Entities
     FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”) provides a framework for identifying variable interest entities (“VIE”) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements. FIN 46(R) requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a “variable interest holder”) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary.
     The Company has a 50% interest in a joint venture in Hong Kong, established as Hubbell Asia Limited (“HAL”). The principal objective of HAL is to manage the operations of its wholly-owned manufacturing company in The People’s Republic of China. HAL commenced operations during the third quarter of 2008.
     Under the provisions of FIN 46(R), HAL has been determined to be a VIE, with the Company being the primary beneficiary, and as a result the Company has consolidated HAL in accordance with FIN 46(R). The consolidation of HAL did not have a material impact on the Condensed Consolidated Financial Statements.
5. Inventories
     Inventories are comprised of the following (in millions):

	September 30, 2008	December 31, 2007
Raw material	$120.2	$106.6
Work-in-process	74.6	62.2
Finished goods	231.4	227.7

	426.2	396.5
Excess of FIFO over LIFO cost basis	(86.2)	(73.6)

Total	$340.0	$322.9

6. Goodwill and Other Intangible Assets
     Changes in the carrying amounts of goodwill for the nine months ended September 30, 2008, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
Balance December 31, 2007	$256.4	$210.2	$466.6
Acquisitions	59.4	69.2	128.6
Translation adjustments	(5.4)	(0.8)	(6.2)

Balance September 30, 2008	$310.4	$278.6	$589.0

     The acquisition amounts in the Electrical segment relate to the purchase of Kurt Versen in January 2008 as well as the consolidation of HAL under FIN 46(R). The acquisition amounts in the Power segment relate to the purchases of USCO, CDR and a product line during the third quarter of 2008 as well as purchase accounting adjustments relating to the October 2007 PCORE acquisition.
     The carrying value of other intangible assets included in Intangible assets and other in the Condensed Consolidated Balance Sheet, is as follows (in millions):

	September 30, 2008		December 31, 2007
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization
Definite-lived:
Tradenames and other	$79.4	$(6.5)	$44.3	$(4.6)
Relationships and other	66.9	(11.7)	39.0	(8.6)

Total	146.3	(18.2)	83.3	(13.2)
Indefinite-lived:
Tradenames	20.5	—	20.6	—

Total	$166.8	$(18.2)	$103.9	$(13.2)

     Amortization expense associated with these definite-lived intangible assets in the first nine months of 2008 was $5.4 million. Amortization expense associated with these intangible assets for the full year is expected to be $8.4 million in 2008, $8.6 million in 2009, $8.4 million for 2010, $8.3 million for 2011, and $8.0 million for 2012.
7. Debt
     During the second quarter of 2008, the Company completed the sale of $300 million of long-term, senior, unsecured notes maturing in 2018 and bearing interest at the rate of 5.95%. The proceeds, net of discount, from the note issuance were used to pay down commercial paper borrowings and for general corporate purposes. In connection with the issuance of the notes, the Company entered into a forward interest rate lock to hedge its exposure to fluctuations in treasury rates, which resulted in a gain of approximately $1.2 million. This amount has been recorded, net of tax, in other comprehensive income and will be amortized over the life of the notes.
     In October 2007, the Company entered into a revised five year, $250 million revolving credit facility to replace the previous $200 million facility which was scheduled to expire in October 2009. In the first quarter of 2008, the Company exercised its option to expand the revolving credit facility from $250 million to $350 million. At September 30, 2008 the $350 million committed bank credit facility had not been drawn against as it remains a backup to the Company’s commercial paper program which is the Company’s principal source of short-term borrowings. The interest rate applicable to borrowings under the credit agreement is either the prime rate or a surcharge over LIBOR. The expiration date of this credit agreement is October 31, 2012. The covenants of this facility require that shareholders’ equity be greater than $675 million and that total debt not exceed 55% of total capitalization (defined as total debt plus total shareholders’ equity). The Company is in compliance with all debt covenants at September 30, 2008. Annual commitment fee requirements to support availability of the credit facility are not material.
8. Shareholders’ Equity
     Shareholders’ equity is comprised of the following (in millions, except per share amounts):

	September 30,	December 31,
	2008	2007
Common stock, $.01 par value:
Class A — authorized 50.0 shares; issued and outstanding 7.2 and 7.4 shares	$0.1	$0.1
Class B — authorized 150.0 shares; issued and outstanding 49.0 and 50.5 shares	0.5	0.5
Additional paid-in capital	13.6	93.3
Retained earnings	1,081.3	962.7
Accumulated other comprehensive income:
Pension and post retirement benefit plan adjustment, net of tax	7.0	6.1
Cumulative translation adjustment	9.2	21.1
Unrealized (loss) gain on investment, net of tax	(0.1)	0.2
Cash flow hedge gain (loss), net of tax	1.2	(1.4)

Total Accumulated other comprehensive income	17.3	26.0

Total Shareholders’ equity	$1,112.8	$1,082.6

     Additional paid-in capital has been reduced by $96.6 million in connection with the acquisition of common shares, offset by increases of $8.9 million of stock option activity, including tax benefits, and $8.0 million of stock-based compensation.
9. Comprehensive Income
     Total comprehensive income and its components are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Net income	$66.5	$65.3	$176.4	$160.3
Foreign currency translation adjustments	(20.3)	5.4	(11.9)	15.5
Amortization of net prior service costs and net actuarial losses, net of tax	0.3	0.5	0.9	1.4
Change in unrealized (gain) loss on investments, net of tax	(0.2)	0.2	(0.3)	0.1
Change in unrealized losses (gains) on cash flow hedges, net of tax	0.7	(0.5)	2.6	(1.4)

Comprehensive income	$47.0	$70.9	$167.7	$175.9

10. Earnings Per Share
     The following table sets forth the computation of earnings per share for the three and nine months ended September 30, 2008 and 2007 (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Net income	$66.5	$65.3	$176.4	$160.3

Weighted average number of common shares outstanding — Basic	55.9	58.3	56.1	59.1
Potential dilutive shares	0.5	0.9	0.4	0.8

Average number of shares outstanding — Diluted	56.4	59.2	56.5	59.9

Earnings per share of common stock:
- Basic	$1.19	$1.12	$3.15	$2.71

- Diluted	$1.18	$1.10	$3.12	$2.68

     For the three months ended September 30, 2008 and 2007, there were 1.5 million and zero, respectively, of common stock equivalents which are considered anti-dilutive and have been excluded from the calculation of earnings per diluted share. There were 1.5 million and 0.3 million, respectively, of common stock equivalents considered anti-dilutive for the first nine months of 2008 and 2007 and therefore excluded from the calculation of diluted earnings per share. In addition, 1.3 and 0.5 million, respectively, of stock appreciation rights were excluded from the calculation of earnings per diluted share for the three months ended September 30, 2008 and 2007, and 1.3 million and 0.8 million, respectively, for the nine months ended September 30, 2008 and 2007, as the effect would be anti-dilutive.
11. Income Taxes
     The effective tax rate in the third quarter and first nine months of 2008 was 30.5%. This compares to 23.8% and 27.1% in the third quarter and first nine months of 2007, respectively. The effective tax rates in both the third quarter and first nine months of 2008 versus the comparable periods of 2007 reflect a higher year-over-year annual effective tax rate estimate partially as a result of higher U.S. earnings. The effective tax rate for the third quarter and the first nine months of 2008 reflect favorable adjustments resulting from the finalization of the 2007 federal and state tax returns filed in the third quarter largely offset by FIN 48 requirements. In addition, the effective tax rates in the third quarter and the first nine months of 2007 reflect favorable adjustments resulting from the finalization of the 2006 federal tax return filed in the third quarter of 2007. Also, both the third quarter and first nine months of 2007 reflect a benefit associated with the research and development tax credit which was not reflected in the first nine months of 2008. The research and development tax credit which expired as of December 31, 2007 was retroactively reinstated in the fourth quarter of 2008 and the full year benefit for the research and development tax credit will be reflected in the fourth quarter 2008 effective tax rate.
     During the quarter the Company increased the liability for unrecognized tax benefits by $6.0 million. The Company has unrecognized gross tax benefits of $15.8 million at September 30, 2008. Included in this amount are $12.0 million of tax positions which, if in the future are determined to be recognizable, would reduce the annual effective income tax rate.

12. Pension and Other Benefits
     The following table sets forth the components of pension and other benefits cost for the three and nine months ended September 30, (in millions):

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Three Months Ended Components of net periodic benefit cost
Service cost	$3.3	$4.1	$0.1	$0.1
Interest cost	8.7	8.1	0.4	0.4
Expected return on plan assets	(11.5)	(10.6)	—	—
Amortization of prior service cost	0.2	(0.1)	—	—
Amortization of actuarial losses	0.3	0.5	—	—

Net periodic benefit cost	$1.0	$2.0	$0.5	$0.5

Nine Months Ended Components of net periodic benefit cost
Service cost	$11.1	$12.8	$0.2	$0.2
Interest cost	26.8	24.4	1.3	1.3
Expected return on plan assets	(35.5)	(31.7)	—	—
Amortization of prior service cost	0.3	(0.3)	(0.1)	(0.1)
Amortization of actuarial losses	0.9	1.5	—	—

Net periodic benefit cost	$3.6	$6.7	$1.4	$1.4

Employer Contributions
     Although the Company’s qualified domestic defined benefit plans were in an overfunded status as of December 31, 2007, the Company may decide to make a contribution prior to year end depending upon economic conditions and investment performance. The Company anticipates contributing approximately $11 million to its foreign plans during 2008, of which $3.2 million has been contributed through September 30, 2008.
13. Guarantees
     The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.
     As of September 30, 2008, the Company had 18 individual forward exchange contracts, each for the purchase of $1.0 million U.S. which have various expiration dates through September 2009. These contracts were entered into to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases. These contracts have been designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.
     The Company offers a product warranty which covers defects on most of its products. These warranties primarily apply to products that are properly used for their intended purpose, installed correctly, and properly maintained. The Company generally accrues estimated warranty costs at the time of sale. Estimated warranty expenses are based upon historical information such as past experience, product failure rates, or the number of units to be repaired or replaced. Adjustments are made to the product warranty cost accrual as claims are incurred or as historical experience indicates. The product warranty cost accrual is reviewed for reasonableness on a quarterly basis and is adjusted as additional information regarding expected warranty costs becomes known. Changes in the accrual for product warranties in the first nine months of 2008 are set forth below (in millions):

Balance at December 31, 2007	$6.1
Provision	1.2
Expenditures/other	(2.2)

Balance at September 30, 2008	$5.1

14. Fair Value Measurement
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements. This statement was originally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 which allowed companies to elect a one year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill impairment testing, indefinite-lived intangibles measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, long lived asset impairment assessments as well as those initially measured at fair value in a business combination.
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
     As of September 30, 2008, the only Company financial assets and liabilities impacted by SFAS No. 157 were long-term investments (specifically available-for-sale securities) and forward exchange contracts.
     The fair value measurements related to these financial assets are summarized as follows:

		Quoted Prices	Quoted Prices
		in Active Markets	in Active Markets
		for Identical	for Similar Assets
	September 30, 2008	Assets (Level 1)	(Level 2)
Available-for-sale securities	$34.5	$34.5	$—
Forward exchange contracts	0.8	—	0.8

Total Assets	$35.3	$34.5	$0.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW OF THE BUSINESS
     Our Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. During the first quarter of 2008, the Company realigned its internal organization and operating segments. This reorganization included combining the electrical products business (included in the Electrical segment) and the industrial technology business (previously its own reporting segment) into one operating segment. This combined operating segment is part of the Electrical reporting segment. Effective in the first quarter of 2008, the Company's reporting segments consist of the Electrical segment (comprised of wiring, electrical and lighting products) and the Power segment. Previously reported data has been restated to reflect this change. Results for the quarter by segment are included under “Segment Results” within this Management’s Discussion and Analysis.
     In 2007, we executed a business strategy with three primary areas of focus that resulted in operating margins increasing by 210 basis points compared to 2006. In 2008, we continue to execute this strategy with an additional focus on revenue growth as outlined below:
•	Price Realization

During the past several years, we experienced significant increases in the cost of commodity raw materials used in the production of our products including steel, copper, aluminum and zinc, as well as in certain purchased electronic components such as ballasts. As a result, multiple increases in the selling prices of our products were announced and implemented during this time period. We believe that these cost increases were recovered in 2007. In 2008, numerous price increases were implemented to offset significant commodity cost headwinds; steel in particular. We do not anticipate fully recovering these costs in 2008 through pricing actions alone, however, it is expected that the combination of pricing actions and productivity improvements will more than offset the commodity cost headwinds.

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

We continue to leverage the benefits of the SAP system implementation, including standardizing best practices in inventory management, production planning and scheduling to improve manufacturing throughput and reduce costs. In addition, value-engineering efforts and product transfers are also expected to contribute to our productivity improvements. We plan to continue to further reduce lead times and improve service levels to our customers.

Working Capital Efficiency. Working capital efficiency is principally measured as the percentage of trade working capital (inventory plus accounts receivable, less accounts payable) divided by annual net sales. We continue to focus on improving our working capital efficiency with emphasis in the inventory area.

Transformation of business processes. We continue our long-term initiative of applying lean process improvement techniques throughout the enterprise, with particular emphasis on reducing supply chain complexity to eliminate waste and improve efficiency and reliability.

•	Revenue Growth

Organic Growth. The Company demonstrated strong pricing discipline in the marketplace throughout 2007 in an effort to recover higher commodity costs. The pricing emphasis was critical to our margin improvement in 2007, but did result in some loss of market share. In 2008, we continue to maintain pricing discipline, particularly in light of the significant increases in commodity costs such as steel and oil, but also will look to expand market share through a greater emphasis on new product introductions and better leverage of sales and marketing efforts across the organization.

Acquisitions. In January of 2008, we acquired a lighting business for approximately $100 million that has been added to our Electrical segment. In the third quarter of 2008, we acquired three businesses for approximately $102.5 million that have been added to our Power segment. These acquisitions are expected to add approximately $135 million in annual net sales. Our ability to finance substantial growth continues to be strong and we expect to pursue potential acquisitions that would enhance our core businesses.
Results of Operations
Summary of Consolidated Results (in millions, except per share data):

	Three Months Ended September 30				Nine Months Ended September 30
		% of		% of		% of		% of
	2008	Net sales	2007	Net sales	2008	Net sales	2007	Net sales
Net sales	$734.8		$652.7		$2,052.3		$1,919.2
Cost of goods sold	514.6		458.1		1,434.8		1,364.3

Gross profit	220.2	30.0%	194.6	29.8%	617.5	30.1%	554.9	28.9%
Selling & administrative expenses	116.9	15.9%	105.7	16.2%	343.9	16.8%	324.1	16.9%

Operating income	103.3	14.1%	88.9	13.6%	273.6	13.3%	230.8	12.0%
Net Income	66.5	9.1%	65.3	10.0%	176.4	8.6%	160.3	8.4%
Earnings per share — diluted	$1.18		$1.10		$3.12		$2.68
Net Sales
     Net sales for the third quarter of 2008 of $734.8 million increased 13% compared to the third quarter of 2007 due to acquisitions, selling price increases and improved organic growth. Net sales for the first nine months of 2008 of $2,052.3 million increased 7% compared to the first nine months of 2007 due to acquisitions and selling price increases partially offset by the decline in residential market sales. Acquisitions added approximately four and three percentage points to net sales in the third quarter and first nine months of 2008, respectively, compared with the same periods of 2007. In addition, selling price increases accounted for approximately three and two percentage points of net sales in the third quarter and first nine months of 2008, respectively, compared with the same periods of 2007. Currency translation had no material impact on sales in the third quarter or in the first nine months of 2008 compared with the third quarter and first nine months of 2007.
Gross Profit
     The consolidated gross profit margin in the third quarter of 2008 increased to 30.0% compared to 29.8% in the third quarter of 2007. On a year-to-date basis, 2008 gross profit margin increased to 30.1% compared to 28.9% for the first nine months of 2007. The increases in both the third quarter and year-to-date 2008 compared to 2007 were primarily due to productivity improvements, including lower freight and logistics costs, higher sales and the favorable impact of acquisitions. However, the third quarter 2008 gross profit margins were negatively impacted by rising commodity costs; most notably steel.
Selling & Administrative Expenses (“S&A”)
     S&A expenses increased in the third quarter and first nine months of 2008 compared with the third quarter and first nine months of 2007 primarily due the added S&A expenses of the businesses acquired and increased advertising. As a percentage of sales, S&A expenses of 15.9% in the third quarter of 2008 were lower than the 16.2% reported in the third quarter of 2007 due to cost containment initiatives including lower headcount, excluding acquisitions, as well as better leverage of fixed costs on higher sales. Year-to-date S&A expenses as a percentage of sales of 16.8% were relatively unchanged from the comparable period of 2007.
Total Other Expense, net
     In the third quarter of 2008, interest expense increased compared to the third quarter of 2007 due to higher long term debt in 2008 compared to 2007. The higher long term debt level was due to the Company completing a $300 million bond offering in May 2008 to support strategic growth initiatives. Interest expense increased in the first nine months of 2008 compared to the first nine months of 2007 due to higher long term debt as well as higher average outstanding commercial paper borrowings in 2008 compared to 2007. Other expense, net was impacted by net foreign currency transaction losses in the third quarter and first nine months of 2008 compared to net foreign currency transaction gains in the comparable periods of 2007.

Income Taxes
     The effective tax rate in the third quarter and first nine months of 2008 was 30.5%. This compares to 23.8% and 27.1% in the third quarter and first nine months of 2007, respectively. The effective tax rates in both the third quarter and first nine months of 2008 versus the comparable periods of 2007 reflect a higher year-over-year annual effective tax rate estimate partially as a result of higher U.S. earnings. The effective tax rate for the third quarter and the first nine months of 2008 reflect favorable adjustments resulting from the finalization of the 2007 federal and state tax returns filed in the third quarter largely offset by FIN 48 requirements. In addition, the effective tax rates in the third quarter and the first nine months of 2007 reflect favorable adjustments resulting from the finalization of the 2006 federal tax return filed in the third quarter of 2007. Also, both the third quarter and first nine months of 2007 reflect a benefit associated with the research and development tax credit which was not reflected in the first nine months of 2008. The research and development tax credit which expired as of December 31, 2007 was retroactively reinstated in the fourth quarter of 2008 and the full year benefit for the research and development tax credit will be reflected in the fourth quarter 2008 effective tax rate.
Net Income and Earnings Per Share
     Net income and earnings per share increased in the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007. The increase in both net income and earnings per share in both periods reflects higher sales and operating income, including the favorable impact of acquisitions, partially offset by higher net interest expense and a higher tax rate. In addition, the increase in earnings per share reflects a reduction in average shares outstanding in the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007 due to shares repurchased under our stock repurchase programs, net of employee stock option exercises.
Segment Results
Electrical

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(In millions)		(In millions)
Net sales	$522.9	$496.4	$1,500.0	$1,442.2
Operating income	68.7	64.3	182.6	156.7
Operating margins	13.1%	13.0%	12.2%	10.9%
     Net sales in the Electrical segment increased 5% and 4% in the third quarter and first nine months of 2008, respectively, compared with the third quarter and first nine months of 2007 due to the favorable impact of the Kurt Versen acquisition and selling price increases partially offset by weaker residential product sales. Within the segment, wiring product sales increased in the third quarter of 2008 compared to the third quarter of 2007 due to market share gains and selling price increases. Wiring products sales increased modestly in the first nine months of 2008 compared to the same period of 2007 due to favorable foreign currency translation, increased demand for energy management controls and sensors and market share gains largely offset by weaker overall market demand. Sales of electrical products increased by approximately 13% and 12% in the third quarter and first nine months of 2008, respectively, compared to the third quarter and first nine months of 2007 due to strong demand for harsh and hazardous and high voltage products and selling price increases. Sales of lighting products decreased slightly in the third quarter and year-to-date compared to the same periods of 2007 due to lower residential volume largely offset by the acquisition of Kurt Versen and selling price increases. Sales of residential lighting fixture products were lower by approximately 23% and 22% in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007 as a result of a decline in the U.S. residential construction market. The acquisition and selling price increases each added approximately two percentage points to net sales in the third quarter and first nine months of 2008 compared to the same periods of 2007.
     Operating margins increased slightly in the third quarter of 2008 compared to the third quarter of 2007 due to the favorable impact of the Kurt Versen acquisition and productivity improvements largely offset by higher commodity costs. Operating income and operating margin in the segment improved in the first nine months of 2008 compared to the same period of 2007 primarily due to selling price increases, productivity improvements and the favorable impact of the Kurt Versen acquisition. Wiring products operating margins increased slightly in the third quarter of 2008 compared to the third quarter of 2007 due to higher sales, selling price increases and productivity improvements. Year-to-date margins at wiring products decreased slightly compared to the first nine months of 2007 due to higher commodity costs partially offset by productivity improvements and selling price increases. Operating profit and margins rose at electrical products in the third quarter and first nine months of 2008 compared to the same periods of 2007 due to higher sales, including selling price increases, a favorable product mix of higher margin harsh and hazardous products and strong performance from our high voltage businesses. Lighting product margins decreased in the third quarter of 2008 compared to the third quarter of 2007 due to lower margins for the residential business as a result of lower volume and reduced margins in commercial and industrial lighting products due to lower unit volumes and increased commodity costs. Year-to-date margins at lighting decreased slightly compared to the first nine months of 2007 due to lower residential business volume. These decreases were largely offset by selling price increases, the acquisition of Kurt Versen and productivity improvements.
Power

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(In millions)		(In millions)
Net sales	$211.9	$156.3	$552.3	$477.0
Operating income	34.6	24.6	91.0	74.1
Operating margins	16.3%	15.7%	16.5%	15.5%
     Net sales in the Power segment in the third quarter of 2008 increased 36% compared to the third quarter of 2007 due to stronger underlying demand, acquisitions, storm related shipments and selling price increases. Net sales in the segment increased 16% for the first nine months of 2008 compared to the first nine months of 2007 primarily as a result of acquisitions, organic growth and selling price increases. The impact of the PCORE acquisition that was completed in the fourth quarter of 2007 as well as the CDR, USCO and product line acquisitions that were completed in the third quarter of 2008 added approximately ten and seven percentage points to sales, respectively, in the third quarter and first nine months of 2008 compared to the same periods of 2007. In addition, we estimate that price increases added approximately six and three percentage points, respectively, to sales in the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007. Operating income increased 41% in the third quarter of 2008 compared to the third quarter of 2007 due to increased sales, including higher margin storm related shipments, selling price increases and productivity improvements. Operating income and margin increased in the first nine months of 2008 compared to the third quarter and first nine months of 2007 due to productivity improvements including lower costs from strategic sourcing, selling price increases, the impact of acquisitions and a favorable product sales mix.
OUTLOOK
     Our outlook for 2008 in key areas is as follows:
Sales
     We expect overall sales in 2008 to grow in a range of 6%-7% compared to 2007 led by our Power segment, while the Electrical segment should experience more modest growth primarily due to significantly lower residential lighting fixture sales. The impact of selling price increases and acquisitions is expected to comprise approximately three and four percentage points, respectively, of the year-over-year sales growth.
Operating Results
     Full year 2008 operating profit margin is expected to increase approximately one percentage point compared to 2007. In 2008, we have continued to focus on the same objectives that resulted in an improved operating margin in 2007; price, productivity and cost containment, as well as a focus on revenue growth. We expect the pricing actions taken in 2007 and 2008 will largely offset higher levels of raw material commodity costs and higher energy related costs. In addition, productivity efforts including expansion of global product sourcing initiatives, improved factory productivity and lean process improvement projects are expected to benefit operating margins.

Taxation
     We estimate the effective tax rate in 2008 will be approximately 30.0% compared with 26.7% reported in 2007. The 2007 effective tax rate included a favorable tax benefit of 1.9 percentage points as a result of the finalization of an IRS examination of the Company’s 2004 and 2005 tax returns. The 2008 effective tax rate will include a benefit for the research and development tax credit which was retroactively reinstated in the fourth quarter of 2008. The additional increase in 2008 is due to an anticipated higher level of U.S. taxable income.
Earnings Per Share
     Earnings per diluted share is expected to be in the range of $3.80 — $3.90. Included in the range, in anticipation of slower markets in 2009, we expect to incur approximately $0.05 of workforce reduction costs in the fourth quarter of 2008.
Cash Flow
     We expect to increase working capital efficiency in 2008 primarily as a result of improvements in days receivable and payable outstanding. Capital spending in 2008 is expected to be approximately $50-$55 million. We expect spending from a combination of share repurchases and acquisitions in 2008 to approximate $300-$350 million. Free cash flow (defined as cash flow from operations less capital spending) in 2008 is expected to exceed net income.
Growth
     Our growth strategy contemplates acquisitions in our core businesses as evidenced by the approximately $206 million spent on acquisitions through the first nine months of the year. The rate and extent to which appropriate acquisition opportunities become available, acquired companies are integrated and anticipated cost savings are achieved can affect our future results.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Nine Months Ended
	September 30
	2008	2007
	(In Millions)
Net cash provided by (used in):
Operating activities	$234.9	$221.2
Investing activities	(229.9)	(44.1)
Financing activities	113.4	(138.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.8)	2.3

Net change in cash and cash equivalents	$116.6	$41.2

     Cash provided by operating activities for the nine months ended September 30, 2008 increased versus the comparable period in 2007 primarily as a result of higher net income, lower contributions to defined benefit pension plans, and lower tax payments partially offset by an increased use of working capital. Working capital changes during the first nine months of 2008 resulted in cash used of $2.1 million compared to cash provided of $38.4 million in the first nine months of the prior year, primarily due to increases in accounts receivable and inventories.
     Investing activities used cash of $229.9 million in the first nine months of 2008 compared to cash used of $44.1 million during the comparable period in 2007. This increase is primarily due to the $205.9 million spent on acquisitions during the first nine months of 2008. This spending was partially offset by lower capital expenditures and higher net proceeds from the sale of investments. Financing activities provided cash of $113.4 million in the first nine months of 2008 compared to a $138.2 million use of cash during the comparable period in 2007 as a result of the $300 million debt offering completed during the second quarter of 2008 and lower levels of share repurchases partially offset by higher net commercial paper repayments and lower proceeds from exercises of stock options.
Investments in the Business
     Investments in our business include both normal expenditures required to maintain the operations of our equipment and facilities as well as expenditures in support of our strategic initiatives.

     In the first nine months of 2008, we used cash of $34.0 million for capital expenditures, a decrease of $10.6 million from the comparable period of 2007. This decrease is the result of the completion of the new lighting headquarters in the first quarter of 2007.
     In the first nine months of 2008, we invested $205.9 million in acquisitions. This amount includes the acquisition of Kurt Versen and the acquisition of a small electrical products product line, both of which were added to the Electrical segment. It also includes the third quarter acquisitions of USCO, CDR and a high voltage condenser bushing product line, all of which were added to the Power segment.
     In February 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of the Company’s Class A and Class B Common Stock. The February 2007 program was completed in February 2008. In December 2007, the Board of Directors approved a new stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock to be completed over a two year period. This program was implemented upon completion of the February 2007 program. Stock repurchases are being completed through open market and privately negotiated transactions. We have spent $96.6 million on the repurchase of common shares in the first nine months of 2008. As of September 30, 2008, a total of $161.1 million remains authorized for future repurchases under the December 2007 program.
Debt to Capital
     Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be more appropriate than total debt for measuring our financial leverage as it better measures our ability to meet our funding needs.

	September 30,	December 31,
	2008	2007
	(In Millions)
Total Debt	$497.3	$236.1
Total Shareholders’ Equity	1,112.8	1,082.6

Total Capital	$1,610.1	$1,318.7

Debt to Total Capital	31%	18%
Cash and Investments	$228.8	$116.7
Net Debt	$268.5	$119.4
     The ratio of debt to total capital at September 30, 2008 increased to 31% compared with 18% at December 31, 2007 primarily due to higher levels of long-term debt.
     At September 30, 2008 the Company’s debt consisted entirely of long-term notes totaling $497.3 million, net of unamortized discount. These fixed rate notes, with amounts of $200 million and $300 million due in 2012 and 2018, respectively, are not callable and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at September 30, 2008.
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
     In March 2008, we exercised our option to expand our revolving credit facility from $250 million to $350 million. At September 30, 2008 the $350 million committed bank credit facility had not been drawn against as it remains a backup to our commercial paper program. Although not the principal source of liquidity, we believe our credit facility is capable of providing significant financing flexibility at reasonable rates of interest. However, a significant deterioration in the results of our operations or cash flows, leading to deterioration in financial condition, could either increase our borrowing costs or restrict our ability to borrow. We have not entered into any other guarantees that could give rise to material unexpected cash requirements.
     During the second quarter of 2008, the Company completed the sale of $300 million of long-term, senior, unsecured notes maturing in 2018 and bearing interest at the rate of 5.95%. The proceeds from the note issuance were used to pay down commercial paper borrowings and for general corporate purposes. In connection with the issuance of the notes, the Company entered into a forward interest rate lock to hedge its exposure to fluctuations in treasury rates, which resulted in a gain of approximately $1.2 million. This amount has been recorded, net of tax, in other comprehensive income and will be amortized over the life of the notes.
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
     The recent and unprecedented disruption in the current credit markets has had a significant adverse impact on a number of financial institutions. At this point in time, the Company’s liquidity has not been impacted by the current credit environment and management does not expect that it will be materially impacted in the near future. Management will continue to closely monitor the Company’s liquidity and the credit markets. However, management can not predict with any certainty the impact to the Company of any further disruption in the credit environment.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. As noted throughout Management’s Discussion and Analysis, we have seen significant increases in the cost of certain raw materials and components used in our products. In addition, the Company’s procurement strategy continues to emphasize an increased level of purchases from international locations, primarily China and India, which subjects the Company to increased political and foreign currency exchange risk. Changes in the Chinese government’s policy regarding the value of the Chinese currency versus the U.S. dollar has not had any significant impact on our financial condition, results of operations or cash flows. However, strengthening of the Chinese currency could increase the cost of the Company’s products procured from this country. There has been no significant change in the Company’s strategies to manage these exposures during the first nine months of 2008. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ending December 31, 2007.

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
     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective.
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

						Approximate
					Total	Dollar Value of
					Number of	Shares
	Total		Total		Shares	that May Yet Be
	Number of		Number of		Purchased as	Purchased
	Class A		Class B		Part of Publicly	Under
	Shares	Average	Shares	Average	Announced	the Dec. 2007
	Purchased	Price Paid per	Purchased	Price Paid per	Program	Program
Period	(000’s)	Class A Share	(000’s)	Class B Share	(000’s)	(000’s)
Balance as of June 30, 2008						$162,000
July 2008	21	$44.96	—	$—	21	161,100
August 2008	1	48.37	—	—	1	161,100
September 2008	—	—	—	—	—	161,100

Total for the quarter ended September 30, 2008	22	$45.09	—	$—	22	$161,100
     In August 2007, in connection with the Company’s previously announced stock repurchase program, the Company established a prearranged repurchase plan (“10b5-1 Plan”) intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Exchange Act. The 10b5-1 Plan facilitated the ongoing repurchase of the Company’s common stock by permitting the Company to repurchase shares during times when it otherwise might be prevented from doing so under insider trading laws or because of self-

imposed blackout periods. Pursuant to the 10b5-1 Plan, a broker appointed by the Company had the authority to repurchase, without further direction from the Company, up to 750,000 shares of Class A Common Stock during the period August 3, 2007 through August 2, 2008. The Company had repurchased 473,142 shares of Class A Common Stock through the expiration date of this plan. Depending upon numerous factors, including market conditions and alternative uses of cash, the Company may conduct discretionary repurchases in privately negotiated transactions during its normal trading windows.
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

Dated: October 24, 2008	HUBBELL INCORPORATED

/s/ David G. Nord	/s/ Darrin S. Wegman

David G. Nord	Darrin S. Wegman
Senior Vice President and Chief Financial Officer	Vice President, Controller (Chief Accounting Officer)