Form 10-K
period 2008-12-31
HUBBELL INC
filed 2009-02-20
CIK 48898

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was $2,071,927,017*. The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of February 12, 2009 was 7,167,506 and 49,231,160, respectively.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the annual meeting of shareholders scheduled to be held on May 4, 2009, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.

*	Calculated by excluding all shares held by Executive Officers and Directors of registrant and the Louie E. Roche Trust, the Harvey Hubbell Trust, the Harvey Hubbell Foundation and the registrant’s pension plans, without conceding that all such persons or entities are “affiliates” of registrant for purpose of the Federal Securities Laws.

HUBBELL INCORPORATED

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2008

PART I

Item 1.	Business

Hubbell Incorporated (herein referred to as “Hubbell”, the “Company”, the “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries as the context may require) was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Hubbell is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, Mexico, the People’s Republic of China, Italy, the United Kingdom, Brazil and Australia. Hubbell also participates in joint ventures in Taiwan and the People’s Republic of China, and maintains sales offices in Singapore, the People’s Republic of China, Mexico, South Korea, and the Middle East.

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

In December 2008, a decision was made to further consolidate the businesses within the Electrical segment. The wiring products and electrical products businesses were combined to form the electrical systems business. The combination of these two businesses did not have an impact on the Company’s reporting segments. See also Note 21 — Industry Segments and Geographic Area Information in the Notes to Consolidated Financial Statements.

In December 2008, the Company purchased all of the outstanding common stock of The Varon Lighting Group, LLC, (“Varon”) for approximately $55.6 million in cash. Varon is a leading provider of energy-efficient lighting fixtures and controls designed for the indoor commercial and industrial lighting retrofit and relight market, as well as outdoor new and retrofit pedestrian-scale lighting applications. The company has manufacturing operations in California, Florida, and Wisconsin. This acquisition has been added to the lighting business within the Electrical segment.

In September 2008, the Company purchased all of the outstanding common stock of CDR Systems Corp. (“CDR”), for approximately $68.8 million in cash. CDR, based in Ormond Beach, Florida, with multiple facilities throughout North America, manufactures polymer concrete and fiberglass enclosures serving a variety of end markets, including electric, gas and water utilities, cable television and telecommunications industries. This acquisition has been added to the Power segment.

In August 2008, the Company purchased all of the outstanding common stock of USCO Power Equipment Corporation (“USCO”) for approximately $26.1 million in cash. USCO, based in Leeds, Alabama, provides high quality transmission line and substation disconnect switches and accessories to the electric utility industry. This acquisition has been added to the Power segment.

In January 2008, the Company purchased all of the outstanding common stock of Kurt Versen, Inc. (“Kurt Versen”) for $100.2 million in cash. Located in Westwood, New Jersey, Kurt Versen manufactures premium specification-grade lighting fixtures for a full range of office, commercial, retail, government, entertainment, hospitality and institution applications. The acquisition enhances the Company’s position and array of offerings in the key spec-grade downlighting market. Kurt Versen has been added to the lighting business within the Electrical segment.

During 2008, the Company also purchased three product lines; a manufacturer of rough-in electrical products, added to the Electrical segment, a Canadian manufacturer of high voltage condenser bushings and a Brazilian supplier of preformed wire products which were both added to the Power segment. The aggregate cost of these acquisitions was approximately $16.7 million.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are also made available free of charge through the Investor Relations section of the Company’s website at http://www.hubbell.com as soon as practicable after such material is electronically filed with, or furnished to, the SEC. These filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Company’s SEC filings can be accessed from the SEC’s homepage on the Internet at http://www.sec.gov. The information contained on the Company’s web site or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

ELECTRICAL SEGMENT

The Electrical segment (72%, 75% and 76% of consolidated revenues in 2008, 2007 and 2006, respectively) is comprised of businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products and lighting fixtures and controls, and other electrical equipment. The products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians, and telecommunications companies. In addition, certain businesses design and manufacture a variety of high voltage test and measurement equipment, industrial controls and communication systems used in the non-residential and industrial markets. Many of these products may also be found in the oil and gas (onshore and offshore) and mining industries. Certain lighting fixtures, wiring devices and electrical products also have residential applications.

These products are primarily sold through electrical and industrial distributors, home centers, some retail and hardware outlets, and lighting showrooms. Special application products are sold primarily through wholesale distributors to contractors, industrial customers and original equipment manufacturers (“OEMs”). High voltage products are sold primarily by direct sales to customers through its sales engineers. Hubbell maintains a sales and marketing organization to assist potential users with the application of certain products to their specific requirements, and with architects, engineers, industrial designers, OEMs and electrical contractors for the design of electrical systems to meet the specific requirements of industrial, non-residential and residential users. Hubbell is also represented by sales agents for its lighting fixtures and controls, electrical wiring devices, rough-in electrical products and high voltage products lines.

Wiring Products

Hubbell designs, manufactures and sells wiring products which are supplied principally to industrial, non-residential and residential customers. These products, comprising several thousand catalog items, include items such as:

• Cable/cord reels	• Pin & sleeve devices	• Service poles

• Connectors	• Marine products	• Surge suppression devices

• Floor boxes/poke throughs	• Mesh grips	• Switches & dimmers

• Ground fault devices	• Occupancy/vacancy sensors	• Switched enclosures

These products, sold under the Hubbell®, Kellems®, Bryant®, Gotcha®, Dua-Pull®, and Circuit Guard® trademarks, are sold to industrial, non-residential, utility and residential markets. Hubbell also manufactures TVSS (transient voltage surge suppression) devices, under the Spikeshield® trademark, which are designed to protect electronic equipment such as personal computers and other supersensitive electronic equipment.

Hubbell also manufactures and/or sells components designed for use in local and wide area networks and other telecommunications applications supporting high-speed data and voice signals.

Electrical Products

Hubbell designs and manufactures electrical products with various applications. These include commercial and industrial products, products for harsh and hazardous locations, and high voltage test and measurement equipment.

Commercial Products

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

Products for Harsh and Hazardous Locations

Hubbell’s special application products are intended to protect the electrical system from the environment and/or the environment from the electrical system. Harsh and hazardous locations are those areas (as defined and classified by the National Electrical Code and other relevant standards) where a potential for fire and explosion exists due to the presence of flammable gasses, vapors, combustible dust and fibers. Such classified areas are typically found in refineries, offshore oil and gas platforms, petro-chemical plants, pipelines, dispensing facilities, grain elevators and related processing areas. These products are sold under a number of brand names and trademarks, such as Killark®, Disconextm, HostileLite®, Hawketm, GAI-Tronics®, FEMCO®, DACtm, and Elemectm, and include:

• Cable connectors, glands and fittings	• Junction boxes, plugs, receptacles

• Conduit raceway fittings	• Land mobile radio peripherals

• Electrical distribution equipment	• Lighting fixtures

• Electrical motor controls	• Switches

• Enclosures	• Telephone systems

• Intra-facility communications

Other products manufactured and sold for use primarily in the mining industry under the trademark Austdactm include material handling, conveyer control and monitoring equipment, gas detection equipment, emergency warning lights and sounders.

High Voltage Test and Measurement Equipment

Hubbell manufactures and sells, under the Hipotronics®, Haefely® and Tettex® trademarks, a broad line of high voltage test and measurement systems to test materials and equipment used in the generation, transmission and distribution of electricity, and high voltage power supplies and electromagnetic compliance equipment for use in the electrical and electronic industries.

Lighting Products

Hubbell manufactures and sells lighting fixtures and controls for indoor and outdoor applications within three categories:

1) Commercial/Institutional and Industrial Outdoor, 2) Commercial/Institutional and Industrial Indoor, and 3) Residential.

Commercial/Institutional and Industrial Outdoor products are sold under a number of brand names and trademarks, including Kim Lighting®, Architectural Area Lighting, Beacon Products, Hubbell Outdoor Lighting, Securitytm, Spauldingtm, Whitewaytm, Sportsliter®, Sterner®, Devine®, and Lightscaper® and include:

• Bollards

• Canopy light fixtures

• Decorative landscaping fixtures

• Fixtures used to illuminate athletic and recreational fields

• Floodlights and poles

• Pedestrian zone, path/egress, landscape, building and area lighting fixtures and poles

• Series fixtures

• Signage fixtures

• Flood/step/wall mounted lighting

• Inverter power systems

Commercial/Institutional and Industrial Indoor products are sold under the Aleratm, Columbia Lighting®, Precision Lightingtm, Paragon Lighting, Kurt Versen, Prescolite®, Dual-Lite®, Compasstm Products, Hubbell Industrial Lighting, Chalmittm, Victortm, Killark® and Thomas Research Products trademarks and include:

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

• International Electrotechnical Commission lighting fixtures designed for hazardous, hostile corrosive applications

• Inverter power systems

• Recessed, surface mounted and track fixtures

• Specification grade light-emitting diodes (“LED”) fixtures

Residential products are sold under the Progress Lighting®, HomeStyletm Lighting, and Thomasville Lighting® (a registered trademark of Thomasville Furniture Industries, Inc.) tradenames and include:

• Bath/vanity fixtures and fans

• Ceiling fans

• Chandeliers, sconces, directionals

• Close to ceiling fixtures

• Dimmers and door chimes

• Linear fluorescent

• Outdoor and landscape fixtures

• Residential LED fixtures

• Track and recessed lighting

• Under-cabinet lighting

POWER SEGMENT

The Power segment (28%, 25% and 24% of consolidated revenues in 2008, 2007 and 2006, respectively) consists of operations that design and manufacture various transmission, distribution, substation and telecommunications products primarily used by the utility industry. In addition, certain of these products are used in the civil construction and transportation industries. Products are sold to distributors and directly to users such as electric utilities, mining operations, industrial firms, construction and engineering firms. While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a decrease in purchases by public utilities does affect this category.

Transmission and Distribution Products

Hubbell manufactures and sells a wide variety of electrical transmission and distribution products. These products are sold under a number of brand names and trademarks, such as Ohio Brass®, Chance®, Anderson®, Fargo®, Hubbell®, Polycast®, Quazite®, Comcore®, Hot Box® and PCORE® and include:

• Aluminum transformer equipment mounts

• Arresters

• Automatic line splices

• Cable elbow terminations and accessories

• High voltage condenser bushings

• Switches, cutouts and sectionalizers

• Hot line taps

• Mechanical and compression electrical connectors and tools

• Pole line and tower hardware

• Polymer concrete in-ground enclosures, equipment pads and special drain products

• Specialized insulated hot line tools

• Insulators

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

GAI-Tronics and GAI-Tronics S.r.l., located in the UK and Italy, respectively, manufacture and/or market specialized communication systems designed to withstand harsh and hazardous environments. These products are sold within the Electrical segment.

Hubbell Canada LP and Hubbell de Mexico, S.A. de C.V. market and sell a variety of products across most of the business segments. Hubbell Canada LP also designs and manufactures electrical outlet boxes, metallic wall plates and related accessories.

Electro Composites (2008) ULC, based in Montreal, Quebec, Canada, manufactures high voltage condenser bushings and is included within the Power segment.

Hawke Asia Pacific, Pte. Ltd. based in Singapore markets products within the Electrical segment.

Haefely Test, AG based in Switzerland designs and manufactures high voltage test and instrumentation systems and is included within the Electrical segment.

In Brazil, Hubbell manufactures, markets and sells under the Delmartm and IBRAPtm trademarks products used in the electric utility transmission and distribution industries. These products are sold primarily in Latin America and are included in the Power segment.

Austdac Pty. Limited, based in Australia, manufactures a variety of products used in harsh and hazardous applications including material handling, conveyor control and monitoring equipment, gas detection equipment, voice communications systems and emergency warning lights and sounders. Austdac distributes to various industries, but primarily to the coal mining industry. These products are sold within the Electrical segment.

Hubbell also manufactures lighting products, weatherproof outlet boxes and fittings, and power products in its factories in Juarez, Tijuana and Matamoros, Mexico.

The Company has a 50% interest in a joint venture located in Hong Kong. The principal objective of the joint venture is to manage the operations of its wholly-owned manufacturing company in the People’s Republic of China. This operation manufactures products for the Electrical segment.

As a percentage of total net sales, international shipments from foreign operations directly to third parties were 16% in 2008, 14% in 2007, and 13% in 2006 with the Switzerland, Canadian and United Kingdom operations representing approximately 16%, 24% and 31%, respectively, of the 2008 total. See also Note 21-Industry Segments and Geographic Area Information in the Notes to Consolidated Financial Statements.

Raw Materials

Raw materials used in the manufacture of Hubbell products primarily include steel, brass, copper, aluminum, bronze, plastics, phenolics, zinc, nickel, elastomers and petrochemicals. Hubbell also purchases certain electrical and electronic components, including solenoids, lighting ballasts, printed circuit boards, integrated circuit chips and cord sets, from a number of suppliers. Hubbell is not materially dependent upon any one supplier for raw materials used in the manufacture of its products and equipment, and at the present time, raw materials and components essential to its operation are in adequate supply. However, certain of these principal raw materials are sourced from a limited number of suppliers. See also Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Backlog

Backlog of orders believed to be firm at December 31, 2008 was approximately $291.5 million compared to $246.4 million at December 31, 2007. The increase in the backlog in 2008 is attributable to increased order levels in the Electrical segment and the backlog associated with the 2008 acquisitions. A majority of the backlog is expected to be shipped in the current year. Although this backlog is important, the majority of Hubbell’s revenues result from sales of inventoried products or products that have short periods of manufacture.

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

Research, Development & Engineering

Research, development and engineering expenditures represent costs incurred in the experimental or laboratory sense aimed at discovery and/or application of new knowledge in developing a new product or process, or in bringing about significant improvement in an existing product or process. Research, development and engineering expenses are recorded as a component of Cost of goods sold. Expenses for research, development and engineering were less than 1% of Cost of goods sold for each of the years 2008, 2007 and 2006.

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

Like other companies engaged in similar businesses, the Company has incurred or acquired through business combination remedial response and voluntary cleanup costs for site contamination and is a party to product liability and other lawsuits and claims associated with environmental matters, including past production of product containing toxic substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future. However, considering past experience and reserves, the Company does not anticipate that these matters will have a material impact on earnings, capital expenditures, or competitive position. See also Note 16 — Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Employees

As of December 31, 2008, Hubbell had approximately 13,000 salaried and hourly employees of which approximately 7,900 of these employees or 60% are located in the United States. Approximately 3,000 of these U.S. employees are represented by twenty-two labor unions. Hubbell considers its labor relations to be satisfactory.

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

A global recession and continued worldwide credit constraints could adversely affect us.

Recent global economic events, including concerns over the tightening of credit markets and failures or material business deterioration of financial institutions and other entities, have resulted in a heightened concern regarding the global recession. If these conditions continue or worsen, we could experience additional declines in revenues, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by economic challenges faced by our customers, prospective customers and suppliers.

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

We continue to increase the amount of product materials, components and finished goods which are sourced from low cost countries including Mexico, the People’s Republic of China, and other countries in Asia. A political disruption or significant changes related to transportation from one of these countries could affect the availability of these materials and components which would directly impact our results of operations.

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

At the end of 2006, our implementation of SAP software throughout most of our domestic businesses was substantially complete. We continue to work on standardization of business processes and better utilization and understanding of the system. Based upon the complexity of this system, there is risk that we will continue to incur additional costs to enhance the system, perform process reengineering and perform future implementations at our remaining businesses and recent acquisitions. Any future reengineering or implementations could result in operating inefficiencies which could impact our operating results or our ability to perform necessary business transactions. These risks could adversely impact our operating results.

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

Inability to access capital markets may adversely affect our business.

Our ability to invest in our business and make strategic acquisitions may require access to the capital markets. If we are unable to access the capital markets, we could experience a material adverse affect on our business and financial results.

We are subject to litigation and environmental regulations that may adversely impact our operating results.

We are, and may in the future be, a party to a number of legal proceedings and claims, including those involving product liability and environmental matters, which could be significant. Given the inherent uncertainty of litigation, we can offer no assurance that a future adverse development related to existing litigation or any future litigation will not have a material adverse impact to our business. We are also subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment, and we could incur substantial costs as a result of the noncompliance with or liability for clean up or other costs or damages under environmental laws.

We face the potential harms of natural disasters, terrorism, acts of war, international conflicts or other disruptions to our operations.

Natural disasters, acts or threats of war or terrorism, international conflicts, and the actions taken by the United States and other governments in response to such events could cause damage to or disrupt our business operations, our suppliers or our customers, and could create political or economic instability, any of which could have an adverse effect on our business. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products, make it difficult or impossible for us to deliver products, or disrupt our supply chain.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Hubbell’s manufacturing and warehousing facilities, classified by segment, are located in the following areas. The Company believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

				Total Approximate Floor
		Number of Facilities		Area in Square Feet
Segment	Location	Warehouses	Manufacturing	Owned		Leased

Electrical segment	Arkansas	1	1	73,300		—
	Australia		3	—		34,100
	California	2	5	138,000		570,000
	Canada	1	1	178,700		—
	Connecticut		1	144,500		—
	Florida	1	2	—		64,800
	Georgia		1	57,100		—
	Illinois	3	2	223,100		398,500
	Indiana		1	314,800		—
	Italy		1	—		8,200
	Mexico	1	2	595,900	(1)	43,300
	Missouri	1	1	150,100		44,000
	New Jersey		1	—		116,300
	New York		1	92,200		—
	North Carolina	1		424,800		90,500
	Pennsylvania	1	1	410,000		105,000
	People’s Republic of China		1	—		188,000
	Puerto Rico		1	162,400		—
	South Carolina	3		327,200		145,900
	Singapore	1		—		6,700
	Switzerland		1	—		73,800
	Texas	2	1	81,200		26,000
	United Kingdom		3	133,600		40,000
	Virginia		2	328,000		78,200
	Washington		1	—		284,100
	Wisconsin		3	73,000		66,600
Power segment	Alabama		2	473,500		—
	Brazil		1	103,000		—
	California	1		—		36,600
	Canada		1	30,000		—
	Florida		2	96,000		—
	Iowa		1	30,000		—
	Mexico		3	203,600	(1)	120,900
	Michigan		1	—		13,700
	Missouri	1	1	1,071,600		—
	New York		1	—		94,700
	Ohio		1	89,000		—
	Oklahoma		1	25,000		—
	South Carolina		1	360,000		—
	Tennessee		1	92,800		—

(1)	Shared between Electrical and Power segments.

Item 3.	Legal Proceedings

As described in Note 16 — Commitments and Contingencies in the Notes to Consolidated Financial Statements, the Company is involved in various legal proceedings, including workers’ compensation, product liability and environmental matters, including, for each, past production of product containing toxic substances, which have arisen in the normal course of its operations and with respect to which the Company is self-insured for certain incidents at various amounts. Management believes, considering its past experience, insurance coverage and reserves, that the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

Executive Officers of the Registrant

Name.	Age(1)	Present Position	Business Experience

Timothy H. Powers	60	Chairman of the Board, President and Chief Executive Officer	Chairman of the Board since September 15, 2004; President and Chief Executive Officer since July 1, 2001; Senior Vice President and Chief Financial Officer September 21, 1998 to June 30, 2001; previously Executive Vice President, Finance & Business Development, Americas Region, Asea Brown Boveri.

David G. Nord	51	Senior Vice President and Chief Financial Officer	Present position since September 19, 2005; previously Chief Financial Officer of Hamilton Sundstrand Corporation, a United Technologies company, from April 2003 to September 2005, and Vice President, Controller of United Technologies Corporation from October 2000 to March 2003.

Richard W. Davies	62	Vice President, General Counsel and Secretary	Present position since January 1, 1996; General Counsel since 1987; Secretary since 1982; Assistant Secretary 1980-1982; Assistant General Counsel 1974-1987.

James H. Biggart, Jr.	56	Vice President and Treasurer	Present position since January 1, 1996; Treasurer since 1987; Assistant Treasurer 1986 - 1987; Director of Taxes 1984-1986.

Name.	Age(1)	Present Position	Business Experience

Darrin S. Wegman	41	Vice President and Controller	Present position since March 1, 2008; Vice President and Controller of the former Hubbell Industrial Technology segment/Hubbell Electrical Products March 2004-February 2008; Vice President and Controller of the former Hubbell Industrial Technology segment March 2002-March 2004; Controller of GAI-Tronics Corporation July 2000-February 2002.

W. Robert Murphy	59	Executive Vice President, Marketing and Sales	Present position since October 1, 2007; Senior Group Vice President 2001-2007; Group Vice President 2000-2001; Senior Vice President Marketing and Sales (Wiring Systems) 1985-1999; and various sales positions (Wiring Systems) 1975-1985.

Scott H. Muse	51	Group Vice President (Lighting Products)	Present position since April 27, 2002 (elected as an officer of the Company on December 3, 2002); previously President and Chief Executive Officer of Lighting Corporation of America, Inc. (“LCA”) 2000-2002, and President of Progress Lighting, Inc. 1993-2000.

William T. Tolley	51	Group Vice President (Power Systems)	Present position since December 23, 2008; Group Vice President (Wiring Systems) October 1, 2007-December 23, 2008; Senior Vice President of Operations and Administration (Wiring Systems) October 2005-October 2007; Director of Special Projects April 2005-October 2005; administrative leave November 2004-April 2005; Senior Vice President and Chief Financial Officer February 2002 - November 2004.

Gary N. Amato	57	Group Vice President (Electrical Systems)	Present position since December 23, 2008; Group Vice President (Electrical Products) October 2006-December 23, 2008; Vice President October 1997-September 2006; Vice President and General Manager of the Company’s Industrial Controls Divisions (ICD) 1989-1997; Marketing Manager, ICD, April 1988-March 1989.

There are no family relationships between any of the above-named executive officers.

(1)	As of February 20, 2009.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A and Class B Common Stock is principally traded on the New York Stock Exchange under the symbols “HUBA” and “HUBB”. The following tables provide information on market prices, dividends declared, number of common shareholders, and repurchases by the Company of shares of its Class A and Class B Common Stock.

Market Prices (Dollars Per Share)	Common A		Common B
Years Ended December 31,	High	Low	High	Low

2008 — Fourth quarter	41.31	28.19	36.64	25.88
2008 — Third quarter	51.65	38.75	44.64	33.57
2008 — Second quarter	53.75	45.92	48.63	39.87
2008 — First quarter	54.00	46.01	50.56	42.40

2007 — Fourth quarter	61.15	53.95	58.11	50.04
2007 — Third quarter	59.76	54.00	58.15	50.97
2007 — Second quarter	56.67	46.60	57.10	48.25
2007 — First quarter	49.19	43.60	50.11	43.39

Dividends Declared (Dollars Per Share)	Common A		Common B
Years Ended December 31,	2008	2007	2008	2007

First quarter	0.33	0.33	0.33	0.33
Second quarter	0.35	0.33	0.35	0.33
Third quarter	0.35	0.33	0.35	0.33
Fourth quarter	0.35	0.33	0.35	0.33

Number of Common Shareholders of Record
At December 31,	2008	2007	2006	2005	2004

Class A	551	571	617	665	717
Class B	3,055	3,068	3,243	3,319	3,515

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

In August 2007, in connection with the Company’s previously announced stock repurchase program, the Company established a prearranged repurchase plan (“10b5-1 Plan”) intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Pursuant to the 10b5-1 Plan, a broker appointed by the Company had the authority to repurchase, without further direction from the Company, up to 750,000 shares of Class A Common Stock during the period which began on August 3, 2007 and expired on August 2, 2008, subject to conditions specified in the 10b5-1 Plan. The Company repurchased 473,142 shares of Class A Common Stock through the expiration date of this plan.

During 2008, the Company repurchased approximately 2.0 million shares of its common stock for $96.6 million. As of December 31, 2008, approximately $160 million remains available under the December 2007 Program. Depending upon market conditions and other factors, including alternative uses of cash, the Company also expects to continue to conduct discretionary repurchases in privately negotiated transactions during its normal trading windows.

Corporate Performance Graph

The following graph compares the total return to shareholders on the Company’s Class B Common Stock during the five years ended December 31, 2008, with a cumulative total return on the (i) Standard & Poor’s MidCap 400 (“S&P MidCap 400”) and (ii) the Dow Jones U.S. Electrical Components & Equipment Index (“DJUSEC”). The Company is a member of the S&P MidCap 400. As of December 31, 2008, the DJUSEC reflects a group of approximately thirty-four company stocks in the electrical components and equipment market segment, and serves as the Company’s peer group. The comparison assumes $100 was invested on December 31, 2003 in the Company’s Class B Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hubbell, Inc., The S&P Midcap 400 Index
And The Dow Jones US Electrical Components & Equipment Index

*	$100 invested on 12/31/03 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2009, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. Copyright © 2009 Dow Jones & Co. All right reserved.

Item 6.	Selected Financial Data

The following summary should be read in conjunction with the consolidated financial statements and notes contained herein (dollars and shares in millions, except per share amounts).

	2008	2007	2006		2005	2004

OPERATIONS, years ended December 31,
Net sales	$2,704.4	$2,533.9	$2,414.3		$2,104.9	$1,993.0
Gross profit	$803.4	$735.8	$656.8	(1)	$595.0 (1)	$561.9 (1)
Special charges, net	$—	$—	$7.3	(1)	$10.3 (1)	$15.4 (1)
Operating income	$346.0 (3)	$299.4 (3)	$233.9	(3)	$226.8	$212.6
Operating income as a % of sales	12.8%	11.8%	9.7%		10.8%	10.7%
Net income	$222.7	$208.3 (4)	$158.1		$165.1 (4)	$154.7 (4)
Net income as a % of sales	8.2%	8.2%	6.5%		7.8%	7.8%
Net income to common shareholders’ average equity	21.3%	19.9%	15.7%		17.0%	17.4%
Earnings per share — Diluted	$3.94	$3.50	$2.59		$2.67	$2.51
Cash dividends declared per common share	$1.38	$1.32	$1.32		$1.32	$1.32
Average number of common shares outstanding — diluted	56.5	59.5	61.1		61.8	61.6
Cost of acquisitions, net of cash acquired	$267.4	$52.9	$145.7		$54.3	$—
FINANCIAL POSITION, at year-end
Working capital	$494.1	$368.5	$432.1		$459.6	$483.1
Total assets	$2,115.5	$1,863.4	$1,751.5		$1,667.0	$1,656.4
Total debt	$497.4	$236.1	$220.2		$228.8	$299.0
Debt to total capitalization(5)	33%	18%	18%		19%	24%
Common shareholders’ equity:
Total	$1,008.1 (2)	$1,082.6 (2)	$1,015.5	(2)	$998.1	$944.3
Per share	$17.84	$18.19	$16.62		$16.15	$15.33
NUMBER OF EMPLOYEES, at year-end	13,000	11,500	12,000		11,300	11,400

(1)	The Company recorded pretax special charges in 2004 through 2006. These special charges primarily related to a series of actions related to the consolidation of manufacturing, sales and administrative functions across our commercial and industrial lighting businesses. Also included were costs associated with the closure of a wiring products factory in Puerto Rico. These actions were significantly completed as of December 31, 2006.

(2)	Effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 87, 88, 106, and 132(R)”. Related adjustments to Shareholders’ equity resulted in a charge of $92.1 million, net of tax in 2008, a credit of $44.9 million, net of tax in 2007 and a charge of $36.8 million, net of tax in 2006.

(3)	In 2008, 2007, and 2006, operating income includes stock-based compensation expense of $12.5 million, $12.7 million and $11.8 million, respectively. On January 1, 2006 the Company adopted the modified prospective transition method of SFAS No. 123(R) and therefore previously reported amounts have not been restated.

(4)	In 2007, 2005 and 2004, the Company recorded tax benefits of $5.3 million, $10.8 million and $10.2 million, respectively, in Provision for income taxes related to the completion of U.S. Internal Revenue Service (“IRS”) examinations for tax years through 2005.

(5)	Debt to total capitalization is defined as total debt as a percentage of the sum of total debt and shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW OF THE BUSINESS

Our Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. During the first quarter of 2008, the Company realigned its internal organization and operating segments. This reorganization included combining the electrical products business (included in the Electrical segment) and the industrial technology business (previously its own reporting segment) into one operating segment. This combined operating segment is part of the Electrical reporting segment. Effective in the first quarter of 2008, the Company’s reporting segments consist of the Electrical segment (comprised of wiring, electrical and lighting products) and the Power segment. Previously reported data has been restated to reflect this change. Results for 2008, 2007 and 2006 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

In December 2008, a decision was made to further consolidate the businesses within the Electrical segment. The wiring products and electrical products businesses were combined to form the electrical systems business. The combination of these two businesses did not have an impact on the Company’s reporting segments.

In 2008, we continued to execute a business strategy with four primary areas of focus: price realization, cost containment, productivity and revenue growth. These efforts resulted in sales growth of 7% and operating margins increasing by 100 basis points compared to 2007.

•	Price Realization

In 2008, we experienced unprecedented volatility in commodity costs, steel and fuel in particular. During 2008, the cost of certain types of steel nearly doubled by the middle of the year. These increases were followed by a sharp decline as the year ended due to the dramatic events of the fourth quarter including the credit market crisis and rapid decline in overall market activity. We believe these cost increases were recovered through selling price increases.

•	Cost Containment

Global sourcing.  We remained focused on expanding our global product and component sourcing and supplier cost reduction program. We continued to consolidate suppliers, utilize reverse auctions, and partner with vendors to shorten lead times, improve quality and delivery and reduce costs.

Freight and Logistics.  Transporting our products from suppliers, to warehouses, and ultimately to our customers, is a major cost to our Company. In 2008, we recognized opportunities to further reduce costs and increase the effectiveness of our freight and logistics processes through capacity utilization and network optimization. These efforts resulted in a 40 basis point reduction in our freight and logistics expenses as a percentage of net sales.

•	Productivity

We continued to leverage the benefits of the SAP system, including standardizing best practices in inventory management, production planning and scheduling to improve manufacturing throughput and reduce costs. In addition, value-engineering efforts and product transfers to lower cost locations contributed to our productivity improvements. We plan to continue to reduce lead times and improve service levels to our customers.

Working Capital Efficiency.  Working capital efficiency is principally measured as the percentage of trade working capital (inventory plus accounts receivable, less accounts payable) divided by annual net sales. In 2008, trade working capital as a percentage of net sales improved to 19.4% compared to 19.8% in 2007 primarily due to improvements in both inventory and accounts payable management.

Transformation of business processes.  We continued our long-term initiative of applying lean process improvement techniques throughout the enterprise, with particular emphasis on reducing supply chain complexity to eliminate waste and improve efficiency and reliability.

•	Revenue Growth

Organic Growth.  In 2008, we continued to maintain pricing discipline, particularly in light of the significant increases in commodity costs such as steel and oil, but also expanded market share through a greater emphasis on new product introductions and better leverage of sales and marketing efforts across the organization.

Acquisitions.  In 2008, we invested a total of $267.4 million on seven acquisitions and their related costs. Three of these acquisitions were added to our Electrical segment, while the remaining four were added to our Power segment. These businesses are expected to contribute approximately $200 million in annual net sales.

OUTLOOK

During 2009 we anticipate significant recessionary conditions in the U.S. and a slow down in overall global demand. Non-residential construction is expected to be down significantly with fewer new project starts. The residential market is expected to continue to decline by a comparable percentage to 2008 due to the effects of tighter mortgage standards, the overall disruption in the housing market, an oversupply of inventory and higher unemployment levels. Domestic utility markets are also expected to be lower in 2009 with capital spending on transmission projects being delayed and distribution investments being reduced due to the residential market decline. Industrial markets will be weaker in 2009 due to a slowdown in manufacturing production. Excluding any effects of fluctuations in foreign currency exchange rates, overall volumes are expected to be down low to mid-teens compared to 2008. The full year impact of 2008 acquisitions is expected to contribute approximately $100 million of incremental sales in 2009. We also plan to focus on gaining market share through new product introductions and will continue to exercise pricing discipline in line with the volatile commodity cost changes. Finally, while we anticipate some benefit from the recently enacted Federal stimulus package, the timing and magnitude of such benefits remain uncertain.

Based on expected lower net sales in 2009, the Company will continue to move forward with the successful productivity programs currently in place, including streamlining operations. Reducing costs across the Company will include further staff reductions in 2009 to appropriately size the Company for the economic environment.

While we are preparing for a decrease in net sales and earnings in 2009, our focus and strategy remain largely unchanged. Managing the cost price equation, improving productivity, both factory and back office, and acquiring strategic businesses may position the company to meet its long term financial goals. In 2009, the Company expects free cash flow to exceed net income and plans to maintain a conservative balance sheet. We will also continue to be focused on trade working capital with a specific emphasis on inventory.

RESULTS OF OPERATIONS

Our operations are classified into two segments: Electrical and Power. For a complete description of the Company’s segments, see Part I, Item 1. of this Annual Report on Form 10-K. Within these segments, Hubbell primarily serves customers in the non-residential and residential construction, industrial and utility markets.

The table below approximates percentages of our total 2008 net sales generated by the markets indicated.

Hubbell’s Served Markets

Segment	Non-residential	Residential	Industrial	Utility	Other	Total

Electrical	52%	12%	28%	3%	5%	100%
Power	12%	3%	6%	77%	2%	100%
Hubbell Consolidated	40%	10%	22%	23%	5%	100%

In 2008, market conditions deteriorated in several of our served markets throughout the year. Non-residential construction was positive for the year, however put-in-place spending slowed as we exited the year. The residential market declined sharply due to credit conditions, job losses and an over supply of inventory. The industrial market continued to benefit from a strong worldwide oil and gas market and strong demand for high voltage instrumentation. The utility market grew modestly based on continued investment in transmission systems while distribution was hampered by the residential weakness. During this period of changing market conditions our share of these served markets has remained relatively consistent compared to 2007.

Summary of Consolidated Results (in millions, except per share data)

	For the Year Ending December 31,
		% of Net		% of Net		% of Net
	2008	Sales	2007	Sales	2006	Sales

Net sales	2,704.4		$2,533.9		$2,414.3
Cost of goods sold	1,901.0		$1,798.1		1,757.5

Gross profit	803.4	29.7%	735.8	29.0%	656.8	27.2%
Selling & administrative expenses	457.4	16.9%	436.4	17.2%	415.6	17.2%
Special charges, net	—	—	—	—	7.3	0.3%

Operating income	346.0	12.8%	299.4	11.8%	233.9	9.7%

Earnings per share — diluted	$3.94		$3.50		$2.59

2008 Compared to 2007

Net Sales

Net sales for the year ended 2008 were $2.7 billion, an increase of 7% over the year ended 2007. This increase was primarily due to acquisitions and selling price increases. Acquisitions and selling price increases added approximately four and three percentage points, respectively, to net sales in 2008 compared to 2007. Organic growth, primarily due to new products sales, was offset by the residential market decline. Currency translation had no material impact on net sales in 2008 compared with 2007.

Gross Profit

The gross profit margin for 2008 increased to 29.7% compared to 29.0% in 2007. The increase was primarily due to productivity improvements, including lower freight and logistics costs and the favorable impact of acquisitions. In addition, selling price increases more than offset rising commodity costs.

Selling & Administrative Expenses (“S&A”)

S&A expenses increased 5% compared to 2007 primarily due to the added S&A expenses of the businesses acquired and increased advertising. As a percentage of sales, S&A expenses of 16.9% in 2008 were lower than the 17.2% reported in 2007 due to cost containment initiatives including lower headcount, excluding acquisitions, as well as better leverage of fixed costs on higher sales.

Operating Income

Operating income increased 16% primarily due to higher sales and gross profit partially offset by increased selling and administration costs. Operating margins of 12.8% in 2008 increased 100 basis points compared to 11.8% in 2007 as a result of increased sales and higher gross profit margins as well as leveraging of selling and administrative costs.

Total Other Expense, net

In 2008, interest expense increased compared to 2007 due to higher long term debt in 2008 compared to 2007. The higher long term debt level was primarily due to the Company completing a $300 million bond offering in May 2008 to support strategic growth initiatives. Other expense, net was impacted by net foreign currency transaction losses in 2008 compared to net foreign currency transaction gains in 2007.

Income Taxes

The effective tax rate in 2008 was 29.9% compared to 26.7% in 2007. The higher year-over-year annual effective tax rate reflects a higher level of U.S. earnings in 2008 and non-recurring favorable adjustments impacting the 2007 rate related to the closing of an IRS examination of the Company’s 2004 and 2005 federal tax returns. Additional information related to our effective tax rate is included in Note 13 — Income Taxes in the Notes to the Consolidate Financial Statements.

Net Income and Earnings Per Share

Net income and earnings per dilutive share in 2008 increased 7% and 13%, respectively, compared to 2007 as a result of higher sales and operating income, including the favorable impact of acquisitions, partially offset by higher net interest expense and a higher effective tax rate. In addition, the increase in earnings per dilutive share reflects a reduction in average shares outstanding in 2008 compared to 2007 due to shares repurchased under our stock repurchase programs, net of employee stock option exercises.

Segment Results

Electrical Segment

	2008	2007
	(In millions)

Net Sales	$1,958.2	$1,897.3
Operating Income	$227.3	$202.1
Operating Margin	11.6%	10.7%

Net sales in the Electrical segment increased 3% in 2008 compared with 2007 due to the favorable impact of the Kurt Versen acquisition and selling price increases partially offset by weaker residential product sales. Within the segment, wiring product sales increased slightly in 2008 compared to 2007 due to selling price increases and market share gains partially due to increased demand for energy management controls and sensors offset by weaker overall industry market demand. Sales of electrical products increased by approximately 10% in 2008 compared to 2007 due to strong demand for harsh and hazardous and high voltage products and selling price increases. Sales of lighting products decreased slightly in 2008 compared to 2007 due to lower residential volume largely offset by acquisitions and selling price increases. Sales of residential lighting fixture products were lower by approximately 21% in 2008 compared to 2007 as a result of a decline in the U.S. residential construction market. Acquisitions and selling price increases added approximately three and two percentage points, respectively, to the segment’s net sales in 2008 compared to 2007.

Operating margins increased in 2008 compared to 2007 due to the favorable impact of the Kurt Versen acquisition, productivity improvements and selling price increases partially offset by residential volume declines and higher commodity costs. Wiring products operating margins were virtually flat in 2008 compared 2007 due to selling price increases and productivity improvements offset by higher inflationary costs. Operating income and margins rose at electrical products in 2008 compared to 2007 due to selling price increases, a favorable product mix of higher margin harsh and hazardous products and strong performance from the high voltage businesses. Lighting product margins were unchanged in 2008 compared to 2007 due to lower margins for the residential business as a result of volume declines offset by improved margins in commercial and industrial lighting products. The improvement in commercial and industrial margins was due to acquisitions, selling price increases and productivity improvements, partially offset by commodity increases and volume decreases.

Power Segment

	2008	2007
	(In millions)

Net Sales	$746.2	$636.6
Operating Income	$118.7	$97.3
Operating Margin	15.9%	15.3%

Net sales in the Power segment in 2008 increased 17% compared to 2007 due to acquisitions, selling price increases and modest market share gains. The impact of the PCORE Electric Company, Inc. (“PCORE”) acquisition completed in the fourth quarter of 2007, combined with the four acquisitions that occurred in the second half of

2008, added approximately eight percentage points to net sales in 2008 compared to 2007. In addition, we estimate that selling price increases added approximately four percentage points to net sales in 2008 compared to 2007. Operating income increased 22% in 2008 compared to 2007 due to increased sales and acquisitions. Operating margins increased in 2008 compared to 2007 due to productivity improvements and selling price increases offset by higher commodity and inflationary costs and the impact of acquisitions.

2007 Compared to 2006

Net Sales

Consolidated net sales for the year ended December 31, 2007 were $2.5 billion, an increase of 5% over the year ended December 31, 2006. The majority of the year-over-year increase was due to higher selling prices and several acquisitions, partially offset by lower residential product sales. We estimated that selling price increases and the impact of acquisitions accounted for approximately four percentage points and two percentage points, respectively, of the year-over-year increase in sales.

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

Selling & Administrative Expenses

S&A expenses increased 5% compared to 2006. The increase was primarily due to S&A expenses of acquisitions and higher selling costs associated with increased sales. As a percentage of sales, S&A expenses in 2007 of 17.2% were unchanged from the comparable period of 2006. Numerous cost containment initiatives; primarily advertising and lower spending on the enterprise wide systems implementation of SAP were offset by expenses for certain strategic initiatives related to reorganizing operations, including office moves, severance costs associated with reductions in workforce and costs incurred to support new products sales.

Special Charges

Operating results in 2006 included pretax special charges related to our Lighting Business Integration and Rationalization Program (the “Program” or “Lighting Program”). The Lighting Program was approved following our acquisition of LCA in April 2002 and was undertaken to integrate and rationalize the combined lighting operations. This Program was substantially completed by the end of 2006. Any remaining costs in 2007 were reflected in S&A expense or Cost of goods sold in the Consolidated Statement of Income. At the end of 2006, one of the remaining actions within the Lighting Program was the completion of construction of a new lighting headquarters. The construction was completed in the early part of 2007. Cash capital expenditures of $13 million related to the headquarters were reflected in the 2007 Consolidated Statement of Cash Flow.

Operating Income

Operating income increased 28% primarily due to higher sales and gross profit partially offset by increased selling and administration costs. Operating margins of 11.8% in 2007 increased compared to 9.7% in 2006 as a result of increased sales and higher gross profit margins.

Other Income/Expense

Interest expense was $17.6 million in 2007 compared to $15.4 million in 2006. The increase was due to higher average outstanding commercial paper borrowings in 2007 compared to 2006. Investment income decreased in 2007 compared to 2006 due to lower average investment balances due to the funding of two acquisitions in 2006 and one in 2007 as well as a higher amount of share repurchases. Other expense, net in 2007 decreased $2.1 million compared to 2006 primarily due to net foreign currency transaction gains in 2007 compared to net foreign currency losses in 2006.

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

Net Income and Earnings Per Share

Net income and earnings per dilutive share in 2007 increased 31.8% and 35.1%, respectively, compared to 2006 as a result of higher sales and gross profit, a lower tax rate and fewer diluted shares outstanding.

Segment Results

Electrical Segment

	2007	2006
	(In millions)

Net Sales	$1,897.3	$1,840.6
Operating Income	$202.1	$158.1
Operating Margin	10.7%	8.6%

Net sales in the Electrical segment increased by 3% in 2007 compared to 2006 due to higher sales of electrical and wiring products and selling price increases partially offset by lower sales of residential lighting fixtures. Overall for the segment, higher selling prices increased net sales by approximately three percentage points compared to 2006. Within the segment, sales of electrical products increased by approximately 14% in 2007 compared to 2006 due to strong demand for harsh and hazardous products, selling price increases and the impact of the Austdac Pty Ltd. acquisition in November 2006. Wiring products experienced 6% higher sales in 2007 compared to 2006 principally due to increased new product sales and higher selling prices. Sales of residential lighting fixture products were lower in 2007 by approximately 22% compared to the prior year as a result of a decline in the U.S. residential construction market.

Operating income and operating margin in the segment improved in 2007 compared to 2006 primarily due to selling price increases, productivity gains and lower costs, including employee benefits and SAP implementation cost reductions. We estimated that selling price increases exceeded commodity cost increases by nearly two percentage points in 2007 compared to 2006. In addition, productivity improvements including lower freight and logistics costs, strategic sourcing initiatives and completed actions within our Lighting Program benefited results in 2007. These improvements were partially offset by overall lower unit volume, specifically lower shipments of higher margin residential lighting fixture products and costs associated with a product quality issue within our wiring business.

Power Segment

	2007	2006
	(In millions)

Net Sales	$636.6	$573.7
Operating Income	$97.3	$75.8
Operating Margin	15.3%	13.2%

Power segment net sales increased 11% in 2007 compared to 2006 due to the impact of acquisitions and selling price increases. The acquisition of Hubbell Lenoir City, Inc. completed in the second quarter of 2006 as well as PCORE in the fourth quarter of 2007 accounted for approximately two-thirds of the sales increase in 2007 compared to the same period in 2006. Price increases were implemented across most product lines throughout 2006 and into 2007 where costs had risen due to increased metal and energy costs. We estimated that price increases accounted for approximately five percentage points of the year-over-year sales increase. Operating income and margins increased in 2007 compared to 2006 as a result of acquisitions, selling price increases and productivity improvements including strategic sourcing, factory efficiencies and lean programs. The Hubbell Lenoir City, Inc. and PCORE acquisitions contributed approximately one-quarter of the operating income increase in 2007 compared to 2006. In addition, increased sales of higher margin new products and favorable product mix also contributed to the increase in operating margins in 2007 compared to 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	December 31,
	2008	2007	2006
	(In millions)

Net cash provided by (used in):
Operating activities	$319.2	$335.2	$139.9
Investing activities	(306.4)	(105.7)	(66.7)
Financing activities	93.7	(200.4)	(139.6)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(5.8)	3.1	1.1

Net change in cash and cash equivalents	$100.7	$32.2	$(65.3)

2008 Compared to 2007

Cash provided by operating activities for the year ended 2008 decreased compared to 2007 primarily as a result of a lower benefit from working capital, partially offset by higher net income, lower contributions to defined benefit pension plans, and lower tax payments. As a result of higher net sales in 2008, working capital changes during 2008 resulted in cash provided of $22.1 million compared to cash provided of $94.1 million in 2007. Accounts receivable increased $3.7 million in 2008 compared to a decrease of $27.8 million in 2007 due to higher net sales. Inventory balances decreased in 2008, albeit at a lower level than 2007, due to continued improvements in inventory management. Current liabilities contributed $18.9 million to operating cash flow in 2008 primarily due to increased deferred revenues associated with cash received in advance from customers in the high voltage businesses.

Investing activities used cash of $306.4 million in 2008 compared to cash used of $105.7 million during 2007. Cash outlays to acquire new businesses increased $214.5 million in 2008 compared to 2007. Capital expenditures decreased $6.5 million in 2008 compared to 2007 as a result of the completion of the lighting headquarters in early 2007.

Financing activities provided cash of $93.7 million in 2008 compared to a $200.4 million use of cash during 2007. This increase is the result of the $300 million debt offering completed during the second quarter of 2008 combined with a lower level of share repurchases. In 2008, the Company repurchased 2.0 million shares of common stock for $96.6 million as compared to 3.6 million shares repurchased in 2007 for $193.1 million. These increases were partially offset by a higher level of net commercial paper repayments and lower proceeds from exercises of stock options.

2007 Compared to 2006

Cash provided by operating activities in 2007 was $195.3 million higher than cash provided by operating activities in 2006 as a result of an increased focus in 2007 on working capital, specifically inventory and improved profitability. Inventory decreased $24.2 million in 2007 compared to a build of inventory of $86.3 million in 2006 primarily attributable to a better utilization of the SAP system, including standardizing best practices in inventory management, production planning and scheduling. Accounts receivable balances decreased by $27.8 million in 2007 compared to an increase of $30.7 million in 2006 due to improved collection efforts related in part to better utilization of the SAP system. Current liability balances in 2007 were higher than in 2006 primarily as a result of an increase in deferred revenue in 2007 due to cash received in advance primarily related to the high voltage business and higher employee related compensation. However, contributions to defined benefit pension plans resulted in an increased use of cash of $20.7 million in 2007 compared to 2006.

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

Capital expenditures were $49.4 million and $55.9 million for the year ending December 31, 2008 and December 31, 2007, respectively. Additions to property, plant, and equipment were $48.9 million in 2008 compared to $55.1 million in 2007 as a result of lower investments made in buildings and equipment due to the completion of the new lighting headquarters in early 2007. In 2008 and 2007, we capitalized $0.5 million and $0.8 million of software, respectively (recorded in Intangible assets and other in the Consolidated Balance Sheet).

In 2008, we invested a total of $267.4 million on seven acquisitions, net of cash acquired. Three of these acquisitions were added to our Electrical segment, while the remaining four were added to our Power segment. These businesses are expected to add approximately $200 million in annual net sales. These acquisitions are part of our core markets growth strategy. Additional information regarding business acquisitions is included in Note 3 — Business Acquisitions in the Notes to Consolidated Financial Statements.

In 2008, we spent a total of $96.6 million on the repurchase of common shares compared to $193.1 million spent in 2007. These repurchases were executed under Board of Director approved stock repurchase programs which authorized the repurchase of our Class A and Class B Common Stock up to certain dollar amounts. In February 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of the Company’s Class A and Class B Common Stock to be completed over a two year period. In December 2007, the Board of Directors approved a new stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock to be completed over a two year period. This program was implemented in February 2008 upon completion of the February 2007 program. Stock repurchases can be implemented through open market and privately negotiated transactions. The timing of such transactions depends on a variety of factors, including market conditions. As of December 31, 2008, approximately $160 million remains available under the December 2007 Program.

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

	December 31,
	2008	2007
	(In millions)

Total Debt	$497.4	$236.1
Total Shareholders’ Equity	1,008.1	1,082.6

Total Capital	$1,505.5	$1,318.7

Debt to Total Capital	33%	18%

Cash and Investments	$213.3	$116.7

Net Debt	$284.1	$119.4

Debt Structure

	December 31,
	2008	2007
	(In millions)

Short-term debt	$—	$36.7
Long-term debt	497.4	199.4

Total Debt	$497.4	$236.1

At December 31, 2007, Short-term debt in our Consolidated Balance Sheet consisted of $36.7 million of commercial paper. Commercial paper is used to help fund working capital needs, in particular inventory purchases.

At December 31, 2008 and 2007, Long-term debt in our Consolidated Balance Sheet consisted of $497.4 and $199.4 million, respectively, of ten year senior notes issued in May 2002 and May 2008. These fixed rate notes, with amounts of $200 million and $300 million due in 2012 and 2018, respectively, are not callable and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at December 31, 2008 and 2007. The most restrictive of these covenants limits our ability to enter into mortgages and sale-leasebacks of property having a net book value in excess of $5 million without the approval of the Note holders.

Prior to the issuance of both these notes, we entered into forward interest rate locks to hedge our exposure to fluctuations in treasury interest rates. The 2002 interest rate lock resulted in a $1.3 million loss, while the 2008 interest rate lock resulted in a $1.2 million gain. Both of these amounts have been recorded in Accumulated other comprehensive (loss) income, net of tax, and are being amortized over the respective lives of the notes.

In October 2007, we entered into a revised five year, $250 million revolving credit facility to replace the previous $200 million facility which was scheduled to expire in October 2009. In March 2008, we exercised our option to expand this revolving credit facility from $250 million to $350 million. The expiration date of the new credit agreement is October 31, 2012. All other aspects of the original credit agreement remain unchanged. The interest rate applicable to borrowings under the credit agreement is either the prime rate or a surcharge over LIBOR. The covenants of the facility require that shareholders’ equity be greater than $675 million and that total debt not exceed 55% of total capitalization (defined as total debt plus total shareholders’ equity). We were in compliance with all debt covenants at December 31, 2008 and 2007. Annual commitment fee requirements to support availability of the credit facility were not material. This facility is used as a backup to our commercial paper program and was undrawn as of December 31, 2008 and through the filing date of this Form 10-K. Additional information related to our debt is included in Note 12 — Debt in the Notes to Consolidated Financial Statements.

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

Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158 which required the Company to recognize the funded status of its defined benefit pension and postretirement plans as an asset or liability in its Consolidated Balance Sheet. In 2008, the Company recorded a total charge to equity through Accumulated other comprehensive (loss) income, net of tax, related to pension and postretirement plans of $92.1 million, of which $91.9 million is related to pensions. In 2007, the Company recorded a total credit to equity through Accumulated other comprehensive (loss) income, net of tax, related to pension and postretirement plans of $44.9 million, of which $42.0 million is related to pensions. Further details on the pretax impact of these items can be found in Note 11 — Retirement Benefits in the Notes to Consolidated Financial Statements.

Changes in the value of the defined benefit plan assets and liabilities will affect the amount of pension expense ultimately recognized. Although differences between actuarial assumptions and actual results are no longer deferred for balance sheet purposes, deferral is still required for pension expense purposes. Unrecognized gains and losses in excess of an annual calculated minimum amount (the greater of 10% of the projected benefit obligation or 10% of the market value of assets) are amortized and recognized in net periodic pension cost over our average remaining service period of active employees, which approximates 11-14 years. During 2008 and 2007, we recorded $1.3 million and $1.9 million, respectively, of pension expense related to the amortization of these unrecognized losses. We expect to record $7.2 million of expense related to unrecognized losses in 2009.

The actual return on our pension assets in 2008 as well as the cumulative return over the past five and ten year periods has been less than our expected return for the same periods. In addition, there has been a decline in long-term interest rates and a resulting increase in our pension liabilities. These lower than expected rates of return combined with declines in long-term interest rates have had a negative impact on the funded status of the plans. Consequently, we contributed approximately $11 million in 2008, $28 million in 2007 and $8 million in 2006 to both our foreign and domestic defined benefit pension plans. These contributions have improved the funded status of all of our plans. We expect to make additional contributions of approximately $4 million to our foreign plans during 2009. Although not required under the Pension Protection Act of 2006, we may decide to make a voluntary contribution to the Company’s qualified U.S. defined benefit plans in 2009. This level of funding is not expected to have any significant impact on our overall liquidity.

Assumptions

The following assumptions were used to determine projected pension and other benefit obligations at the measurement date and the net periodic benefit costs for the year:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	6.46%	6.41%	6.50%	6.50%
Rate of compensation increase	4.07%	4.58%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	6.41%	5.66%	6.50%	5.75%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.07%	4.58%	4.00%	4.00%

At the end of each year, we estimate the expected long-term rate of return on pension plan assets based on the strategic asset allocation for our plans. In making this determination, we utilize expected rates of return for each asset class based upon current market conditions and expected risk premiums for each asset class. A one percentage point change in the expected long-term rate of return on pension fund assets would have an impact of approximately $4.7 million on 2009 pretax pension expense. The expected long-term rate of return is applied to the fair market value of pension fund assets to produce the expected return on fund assets that is included in pension expense. The difference between this expected return and the actual return on plan assets was recognized at December 31, 2008 for balance sheet purposes, but continues to be deferred for expense purposes. The net deferral of past asset gains (losses) ultimately affects future pension expense through the amortization of gains (losses) with an offsetting adjustment to Shareholders’ equity through Accumulated other comprehensive (loss) income.

At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities. The discount rate is an estimate of the current interest rate at which the pension plans’ liabilities could effectively be settled. In estimating this rate, we look to rates of return on high-quality, fixed-income investments with maturities that closely match the expected funding period of our pension liability. The discount rate of 6.50% which we used to determine the projected benefit obligation for our U.S. pension plans at December 31, 2008 was determined using the Citigroup Pension Discount Curve applied to our expected annual future pension benefit payments. An increase of one percentage point in the discount rate would lower 2009 pretax pension expense by approximately $6.1 million. A discount rate decline of one percentage point would increase pretax pension expense by approximately $7.0 million.

Other Post Employment Benefits (“OPEB”)

We had health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits were discontinued in 1991 for substantially all future retirees with the exception of certain operations in our Power segment which still maintain a limited retiree medical plan for their union employees. However, effective January 1, 2010 the A.B. Chance division of the Power segment will cease to offer retiree medical benefits to all future union retirees. Furthermore, effective February 11, 2009, PCORE will also cease to offer retiree medical benefits to all future union retirees. These plans are not funded and, therefore, no assumed rate of return on assets is required. The discount rate of 6.50% used to determine the projected benefit obligation at December 31, 2008 was based upon the Citigroup Pension Discount Curve as applied to our projected annual benefit payments for these plans. In 2008 and 2007 in accordance with SFAS No. 158 we recorded (charges) credits to Accumulated other comprehensive (loss) income within Shareholders’ equity, net of tax, of $(0.2) million and $2.9 million, respectively, related to OPEB.

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

Contractual Obligations

A summary of our contractual obligations and commitments at December 31, 2008 is as follows (in millions):

		Payments due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Debt obligations	$500.0	$—	$—	$200.0	$300.0
Expected interest payments	209.7	30.6	61.2	40.5	77.4
Operating lease obligations	53.2	13.0	16.9	8.0	15.3
Purchase obligations	174.5	165.7	8.8	—	—
Income tax payments	3.5	3.5	—	—	—
Obligations under customer incentive programs	25.4	25.4	—	—	—

Total	$966.3	$238.2	$86.9	$248.5	$392.7

Our purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability. These obligations primarily consist of inventory purchases made in the normal course of business to meet operational requirements, consulting arrangements and commitments for equipment purchases. Other long-term liabilities reflected in our Consolidated Balance Sheet at December 31, 2008 have been excluded from the table above and primarily consist of costs associated with retirement benefits. See Note 11 — Retirement Benefits in the Notes to Consolidated Financial Statements for estimates of future benefit payments under our benefit plans. As of December 31, 2008, we have $17.3 million of uncertain tax positions. We are unable to make a reasonable estimate regarding settlement of these uncertain tax positions, and as a result, they have been excluded from the table. See Note 13 — Income Taxes in the Notes to Consolidated Financial Statements.

Critical Accounting Estimates

Note 1 — Significant Accounting Policies of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of our financial statements.

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

Employee Benefits Costs and Funding

We sponsor domestic and foreign defined benefit pension, defined contribution and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on the pension fund assets, rate of increase in employee compensation levels and health care cost increase projections. These assumptions are determined based on Company data and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. Further discussion on the assumptions used in 2008 and 2007 are included above under “Pension Funding Status” and in Note 11 — Retirement Benefits in the Notes to Consolidated Financial Statements.

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

Valuation of Long-Lived Assets

Our long-lived assets include land, buildings, equipment, molds and dies, software, goodwill and other intangible assets. Long-lived assets, other than goodwill and indefinite-lived intangibles, are depreciated over their estimated useful lives. We review depreciable long-lived assets for impairment to assess recoverability from future operations using discounted cash flows. For these assets, no impairment charges were recorded in 2008 or 2007.

Goodwill and indefinite-lived intangible assets are reviewed annually for impairment unless circumstances dictate the need for more frequent assessment under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. The identification and measurement of impairment of goodwill involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporates certain factors including our assumptions about operating results, business plans, income projections, anticipated future cash flows, and market data. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized from newly acquired entities and therefore contain uncertainty. The identification and measurement of impairment of indefinite-lived intangible assets involves testing which compares carrying values of assets to the estimated fair values of assets. When appropriate, the carrying value of assets will be reduced to estimated fair values.

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-K and in the Annual Report attached hereto, which does not constitute part of this Form 10-K, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about capital resources, performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in operating results, anticipated market conditions, and economic recovery are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

•	Changes in demand for our products, market conditions, product quality, product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	The expected benefits and the timing of other actions in connection with our enterprise-wide business system.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected or future levels of operating cash flow, indebtedness and capital spending.

•	General economic and business conditions in particular industries or markets.

•	The anticipated benefits from the recently enacted Federal stimulus package.

•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	A major disruption in one of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations and relocations.

•	Changes in our relationships with, or the financial condition or performance of, key distributors and other customers, agents or business partners could adversely affect our results of operations.

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions.

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Ability to carry out future acquisitions and strategic investments in our core businesses and costs relating to acquisitions and acquisition integration costs.

•	Future repurchases of common stock under our common stock repurchase programs.

•	Changes in accounting principles, interpretations, or estimates.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

•	Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” Sections in this Annual Report on Form 10-K for the year ended December 31, 2008.

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

We manufacture our products in the United States, Canada, Switzerland, Puerto Rico, Mexico, the People’s Republic of China, Italy, United Kingdom, Brazil and Australia and sell products in those markets as well as through sales offices in Singapore, the People’s Republic of China, Mexico, South Korea and the Middle East. International shipments from non-U.S. subsidiaries as a percentage of the Company’s total net sales were 16% in 2008, 14% in 2007 and 13% in 2006. The United Kingdom operations represent 31%, Canada 24%, Switzerland 16%, and all other countries 29% of total 2008 international sales. As such, our operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. To manage this exposure, we closely monitor the working capital requirements of our international units. In 2008, we entered into a series of forward exchange contracts on behalf of our Canadian operation to purchase U.S. dollars in order to hedge a portion of their exposure to fluctuating rates of exchange on anticipated inventory purchases. As of December 31, 2008 we had 18 outstanding contracts for $1.0 million each, which expire through December 2009.

Product purchases representing approximately 15% of our net sales are sourced from unaffiliated suppliers located outside the United States, primarily in the People’s Republic of China and other Asian countries, Europe and Brazil. We are actively seeking to expand this activity, particularly related to purchases from low cost areas of the world. Foreign sourcing of products may result in unexpected fluctuations in product cost or increased risk of business interruption due to lack of product or component availability due to any one of the following:

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

Our financial results are subject to interest rate fluctuations to the extent there is a difference between the amount of our interest-earning assets and the amount of interest-bearing liabilities. The principal objectives of our investment management activities are to preserve capital while earning net investment income that is commensurate with acceptable levels of interest rate, default and liquidity risk taking into account our funding needs. As part of our investment management strategy, we may use derivative financial products such as interest rate hedges and interest rate swaps. Refer to further discussion under “Capital Structure” within this Management’s Discussion and Analysis.

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

The following table presents cost information related to interest risk sensitive instruments by maturity at December 31, 2008 (dollars in millions):

								Fair Value
	2009	2010	2011	2012	2013	Thereafter	Total	12/31/08

Assets
Available-for-sale investments	$6.4	$2.6	$2.1	$8.4	$1.2	$13.9	$34.6	$35.1
Avg. interest rate	5.02%	6.05%	5.63%	4.89%	4.00%	5.05%	—	—
Liabilities
Long-term debt	$—	$—	$—	$199.6	$—	$297.8	$497.4	$484.7
Avg. interest rate	—	—	—	6.38%	—	5.95%	6.12%	—

All of the assets and liabilities above are fixed rate instruments. We use derivative financial instruments only if they are matched with a specific asset, liability, or proposed future transaction. We do not speculate or use leverage when trading a financial derivative product.

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

Our Board of Directors normally meets at least five times per year to provide oversight, to review corporate strategies and operations, and to assess management’s conduct of the business. The Audit Committee of our Board of Directors (which meets approximately nine times per year) is comprised of at least three individuals all of whom must be “independent” under current New York Stock Exchange listing standards and regulations adopted by the SEC under the federal securities laws. The Audit Committee meets regularly with our internal auditors and independent registered public accounting firm, as well as management to review, among other matters, accounting, auditing, internal controls and financial reporting issues and practices. Both the internal auditors and independent registered public accounting firm have full, unlimited access to the Audit Committee.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate systems of internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm as stated in their report which is included on the next page within this Annual Report on Form 10-K.

Timothy H. Powers	David G. Nord
Chairman of the Board,	Senior Vice President and
President & Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hubbell Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hubbell Incorporated and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Stamford, Connecticut
February 18, 2009

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31
	2008	2007	2006
	(In millions except
	per share amounts)

Net sales	$2,704.4	$2,533.9	$2,414.3
Cost of goods sold	1,901.0	1,798.1	1,757.5

Gross profit	803.4	735.8	656.8
Selling & administrative expenses	457.4	436.4	415.6
Special charges, net	—	—	7.3

Operating income	346.0	299.4	233.9

Investment income	2.8	2.4	5.1
Interest expense	(27.4)	(17.6)	(15.4)
Other expense, net	(3.5)	—	(2.1)

Total other expense	(28.1)	(15.2)	(12.4)

Income before income taxes	317.9	284.2	221.5
Provision for income taxes	95.2	75.9	63.4

Net income	$222.7	$208.3	$158.1

Earnings per share
Basic	$3.97	$3.54	$2.62

Diluted	$3.94	$3.50	$2.59

Average number of common shares outstanding
Basic	56.0	58.8	60.4

Diluted	56.5	59.5	61.1

Cash dividends per common share	$1.38	$1.32	$1.32

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	At December 31,
	2008	2007
	(Dollars in millions)

ASSETS
Current Assets
Cash and cash equivalents	$178.2	$77.5
Accounts receivable, net	357.0	332.4
Inventories, net	335.2	322.9
Deferred taxes and other	48.7	55.2

Total current assets	919.1	788.0
Property, Plant, and Equipment, net	349.1	327.1
Other Assets
Investments	35.1	39.2
Goodwill	584.6	466.6
Intangible assets and other	227.6	242.5

Total Assets	$2,115.5	$1,863.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$—	$36.7
Accounts payable	168.3	154.0
Accrued salaries, wages and employee benefits	61.5	58.6
Accrued insurance	46.3	46.7
Dividends payable	19.7	19.2
Other accrued liabilities	129.2	104.3

Total current liabilities	425.0	419.5
Long-term debt	497.4	199.4
Other Non-Current Liabilities	185.0	161.9

Total Liabilities	1,107.4	780.8

Commitments and Contingencies
Common Shareholders’ Equity
Common Stock, par value $.01
Class A — authorized 50,000,000 shares, outstanding 7,165,075 and 7,378,408 shares	0.1	0.1
Class B — authorized 150,000,000 shares, outstanding 49,102,167 and 50,549,566 shares	0.5	0.5
Additional paid-in capital	16.3	93.3
Retained earnings	1,108.0	962.7
Accumulated other comprehensive (loss) income	(116.8)	26.0

Total Common Shareholders’ Equity	1,008.1	1,082.6

Total Liabilities and Shareholders’ Equity	$2,115.5	$1,863.4

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Cash Flows From Operating Activities
Net income	$222.7	$208.3	$158.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63.1	60.2	55.4
Deferred income taxes	0.7	(3.7)	11.4
Stock-based compensation	12.5	12.7	11.8
Tax benefit on stock-based awards	(0.8)	(6.9)	(6.0)
Loss (gain) on sale of assets	0.6	(0.7)	0.9
Non-cash special charges	—	—	3.1
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3.7)	27.8	(30.7)
Decrease (increase) in inventories	6.9	24.2	(86.3)
Increase in current liabilities	18.9	42.1	13.3
Changes in other assets and liabilities, net	7.4	(3.1)	14.0
Contributions to defined benefit pension plans	(11.2)	(28.4)	(7.7)
Other, net	2.1	2.7	2.6

Net cash provided by operating activities	319.2	335.2	139.9

Cash Flows From Investing Activities
Capital expenditures	(49.4)	(55.9)	(86.8)
Acquisitions, net of cash acquired	(267.4)	(52.9)	(145.7)
Purchases of available-for-sale investments	(16.6)	(41.2)	(153.2)
Proceeds from available-for-sale investments	20.5	38.6	296.0
Purchases of held-to-maturity investments	—	—	(0.4)
Proceeds from held-to-maturity investments	0.3	—	21.4
Proceeds from disposition of assets	1.0	5.1	0.6
Other, net	5.2	0.6	1.4

Net cash used in investing activities	(306.4)	(105.7)	(66.7)

Cash Flows From Financing Activities
Commercial paper (repayments) borrowings, net	(36.7)	20.9	15.8
Borrowings of other debt	—	—	5.1
Payment of other debt	—	(5.1)	(29.8)
Issuance of long-term debt	297.7	—	—
Debt issuance costs	(2.7)	—	—
Payment of dividends	(76.9)	(78.4)	(80.1)
Proceeds from exercise of stock options	8.1	48.0	38.5
Tax benefit on stock-based awards	0.8	6.9	6.0
Acquisition of common shares	(96.6)	(193.1)	(95.1)
Other, net	—	0.4	—

Net cash provided by (used in) financing activities	93.7	(200.4)	(139.6)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(5.8)	3.1	1.1

Increase (decrease) in cash and cash equivalents	100.7	32.2	(65.3)
Cash and cash equivalents
Beginning of year	77.5	45.3	110.6

End of year	$178.2	$77.5	$45.3

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Years Ended December 31, 2008, 2007 and 2006
	(in millions, except per share amounts)
						Accumulated
						Other
	Class A	Class B	Additional			Comprehensive	Total
	Common	Common	Paid-In	Retained	Unearned	Income	Shareholders’
	Stock	Stock	Capital	Earnings	Compensation	(Loss)	Equity

Balance at December 31, 2005	$0.1	$0.5	$267.2	$749.1	$(8.0)	$(10.8)	$998.1

Net income				158.1			158.1
Minimum pension liability adjustment, net of related tax effect of $1.3						2.1	2.1
Translation adjustments						12.4	12.4
Change in unrealized loss on investments, net of tax						0.3	0.3
Unrealized gain on cash flow hedge including $0.1 of amortization, net of tax						0.4	0.4

Total comprehensive income							173.3
Benefit plan adjustment to initially apply SFAS No. 158, net of tax of $19.7						(36.8)	(36.8)
Reversal of unearned compensation upon adoption of SFAS No. 123(R)			(8.0)		8.0		—
Stock-based compensation			11.9				11.9
Exercise of stock options			38.5				38.5
Tax benefits from stock-based awards			6.0				6.0
Acquisition/surrender of common shares			(95.7)				(95.7)
Cash dividends declared ($1.32 per share)				(79.8)			(79.8)

Balance at December 31, 2006	$0.1	$0.5	$219.9	$827.4	$—	$(32.4)	$1,015.5

Net income				208.3			208.3
Adjustment to pension and other benefit plans, net of tax of $27.3						44.9	44.9
Translation adjustments						14.1	14.1
Unrealized gain on investments, net of tax						0.2	0.2
Unrealized gain on cash flow hedge including $0.1 of amortization, net of tax						(0.8)	(0.8)

Total comprehensive income							266.7
Adjustment to initially apply FIN 48				4.7			4.7
Stock-based compensation			12.7				12.7
Exercise of stock options			48.0				48.0
Tax benefits from stock-based awards			6.9				6.9
Acquisition/surrender of common shares			(194.2)				(194.2)
Cash dividends declared ($1.32 per share)				(77.7)			(77.7)

Balance at December 31, 2007	$0.1	$0.5	$93.3	$962.7	$—	$26.0	$1,082.6

Net income				222.7			222.7
Adjustment to pension and other benefit plans, net of tax of $54.9						(92.1)	(92.1)
Translation adjustments						(53.7)	(53.7)
Unrealized gain on cash flow hedge including $0.1 of amortization, net of tax						3.0	3.0

Total comprehensive income							79.9
Stock-based compensation			12.5				12.5
Exercise of stock options			8.1				8.1
Income tax shortfall from stock-based awards			(0.1)				(0.1)
Acquisition/surrender of common shares			(97.5)				(97.5)
Cash dividends declared ($1.38 per share)				(77.4)			(77.4)

Balance at December 31, 2008	$0.1	$0.5	$16.3	$1,108.0	$—	$(116.8)	$1,008.1

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include all subsidiaries; all significant intercompany balances and transactions have been eliminated. The Company participates in two joint ventures, one of which is accounted for using the equity method, the other has been consolidated in accordance with the provisions of FIN 46(R), “Consolidation of Variable Interest Entities”. See Note 2 — Variable Interest Entities.

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

Revenue Recognition

Revenue is recognized when title to the goods sold and the risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services are rendered, the price is determinable and collectibility is reasonably assured. Revenue is typically recognized at the time of shipment as the Company’s shipping terms are generally FOB shipping point. The Company recognizes less than one percent of total annual consolidated net revenue from post shipment obligations and service contracts, primarily within the Electrical segment. Revenue is recognized under these contracts when the service is completed and all conditions of sale have been met. In addition, within the Electrical segment, certain businesses sell large and complex equipment which requires construction and assembly and has long lead times. It is customary in these businesses to require a portion of the selling price to be paid in advance of construction. These payments are treated as deferred revenue and are classified in Other accrued liabilities in the Consolidated Balance Sheet. Once the equipment is shipped to the customer and meets the revenue recognition criteria, the deferred revenue is recognized in the Consolidated Statement of Income.

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

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

The assets and liabilities of international subsidiaries are translated to U.S. dollars at exchange rates in effect at the end of the year, and income and expense items are translated at average exchange rates in effect during the year. The effects of exchange rate fluctuations on the translated amounts of foreign currency assets and liabilities are included as translation adjustments in Accumulated other comprehensive (loss) income within Shareholders’ equity. Gains and losses from foreign currency transactions are included in income.

Cash and Cash Equivalents

Cash equivalents consist of investments with original maturities of three months or less. The carrying value of cash equivalents approximates fair value because of their short maturities.

Investments

The Company defines short-term investments as securities with original maturities of greater than three months but less than one year. Investments in debt and equity securities are classified by individual security as either available-for-sale or held-to-maturity. Municipal bonds and variable rate demand notes are classified as available-for-sale investments and are carried on the balance sheet at fair value with current period adjustments to carrying value recorded in Accumulated other comprehensive (loss) income within Shareholders’ equity, net of tax. Other securities which the Company has the positive intent and ability to hold to maturity, are classified as held-to-maturity and are carried on the balance sheet at amortized cost. The effects of amortizing these securities are recorded in current earnings. Realized gains and losses are recorded in income in the period of sale.

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

Inventories

Inventories are stated at the lower of cost or market value. The cost of substantially all domestic inventories (approximately 79% of total net inventory value) is determined utilizing the last-in, first-out (LIFO) method of inventory accounting. The cost of foreign inventories and certain domestic inventories is determined utilizing average cost or first-in, first-out (FIFO) methods of inventory accounting.

Property, Plant, and Equipment

Property, plant and equipment values are stated at cost less accumulated depreciation. Maintenance and repair expenditures are charged to expense when incurred. Property, plant and equipment placed in service prior to January 1, 1999 are depreciated over their estimated useful lives, principally using accelerated methods. Assets placed in service subsequent to January 1, 1999 are depreciated over their estimated useful lives, using straight-line methods. Leasehold improvements are amortized over the shorter of their economic lives or the lease term. Gains and losses arising on the disposal of property, plant and equipment are included in Operating Income in the Consolidated Statement of Income.

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

Capitalized computer software costs, net of amortization, were $21.3 million and $28.1 million at December 31, 2008 and 2007, respectively. The Company recorded amortization expense of $10.7 million, $10.9 million and $9.1 million in 2008, 2007 and 2006, respectively, relating to capitalized computer software.

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Indefinite-lived intangible assets and goodwill are subject to annual impairment testing using the specific guidance and criteria described in SFAS No. 142, “Goodwill and Other Intangible Assets”. This testing compares carrying values to estimated fair values and when appropriate, the carrying value of these assets will be reduced to estimated fair value. Fair values were calculated using a range of estimated future operating results and primarily utilized a discounted cash flow model. In the second quarter of 2008, the Company performed its annual impairment testing of goodwill. This testing resulted in fair values for each reporting unit exceeding the reporting unit’s carrying value, including goodwill. The Company performed its annual impairment testing of indefinite-lived intangible assets which resulted in no impairment. The Company’s policy is to perform its annual goodwill impairment assessment in the second quarter of each year unless circumstances dictate the need for more frequent assessments. Intangible assets with definite lives are being amortized over periods generally ranging from 5-30 years.

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

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Research, Development & Engineering

Research, development and engineering expenditures represent costs to discover and/or apply new knowledge in developing a new product, process, or in bringing about a significant improvement to an existing product or process. Research, development and engineering expenses are recorded as a component of Cost of goods sold. Expenses for research, development and engineering were less than 1% of Cost of goods sold for each of the years 2008, 2007 and 2006.

Retirement Benefits

The Company maintains various defined benefit pension plans for some of its U.S. and foreign employees. Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 required the Company to recognize the funded status of its defined benefit pension and postretirement plans as an asset or liability in the Consolidated Balance Sheet. Gains or losses, prior service costs or credits, and transition assets or obligations that have not yet been included in net periodic benefit cost as of the end of the year of adoption are recognized as components of Accumulated other comprehensive (loss) income, net of tax, within Shareholders’ equity. The Company’s policy is to fund pension costs within the ranges prescribed by applicable regulations. In addition to providing defined benefit pension benefits, the Company provides health care and life insurance benefits for some of its active and retired employees. The Company’s policy is to fund these benefits through insurance premiums or as actual expenditures are made. The Company accounts for these benefits in accordance with SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. See also Note 11 — Retirement Benefits.

Earnings Per Share

Basic earnings per share is calculated as net income divided by the weighted average number of shares of common stock outstanding and earnings per diluted share is calculated as net income divided by the weighted average number of shares outstanding of common stock plus the incremental shares outstanding assuming the exercise of dilutive stock options, stock appreciation rights and restricted shares. See also Note 19 — Earnings Per Share.

Stock-Based Employee Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”. The standard requires expensing the value of all share-based payments, including stock options and similar awards, based upon the award’s fair value measurement on the grant date. SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS No. 123(R) is supplemented by SEC SAB No. 107, “Share-Based Payment”. SAB No. 107 expresses the SEC staff’s views regarding the interaction between SFAS No. 123(R) and certain rules and regulations including the valuation of share-based payment arrangements. The Company adopted the modified prospective transition method as outlined in SFAS No. 123(R). See also Note 18 — Stock-Based Compensation.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

Comprehensive income is a measure of net income and all other changes in Shareholders’ equity of the Company that result from recognized transactions and other events of the period other than transactions with shareholders. See also the Consolidated Statement of Changes in Shareholders’ Equity and Note 20 — Accumulated Other Comprehensive (Loss) Income.

Derivatives

To limit financial risk in the management of its assets, liabilities and debt, the Company may use derivative financial instruments such as: foreign currency hedges, commodity hedges, interest rate hedges and interest rate swaps. All derivative financial instruments are matched with an existing Company asset, liability or proposed transaction. Market value gains or losses on the derivative financial instrument are recognized in income when the effects of the related price changes of the underlying asset or liability are recognized in income. Prior to the 2002 and 2008 issuance of long term notes, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2002 interest rate lock resulted in a $1.3 million loss, while the 2008 interest rate lock resulted in a $1.2 million gain. These amounts were recorded in Accumulated other comprehensive (loss) income, net of tax, and are being amortized over the life of the respective notes.

During 2008 and 2007, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases. These contracts, each for $1 million expire over the next 12 months through December 2009 and have been designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.

As of December 31, 2008 and 2007, the Company had $1.3 million of unrealized cash flow hedge gains and $0.8 million of unrealized cash flow hedge losses, respectively, on foreign currency hedges and $0.3 million of net unamortized gains and $0.6 million of unamortized losses, respectively, on forward interest rate lock arrangements recorded in Accumulated other comprehensive (loss) income. In 2008 and 2007 there were $1.2 million in gains and $1.6 million of losses recorded in income, respectively, related to cash flow hedges.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements. This statement was originally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a Staff Position (“FSP 157-2”) which allowed companies to elect a one year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company has adopted SFAS No. 157 as of January 1, 2008. FSP 157-2 will be applicable to the Company on January 1, 2009. The Company does not anticipate that FSP 157-2 will have a material impact on its financial statements. See Note 15 — Fair Value Measurement.

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

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations”, which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements to evaluate the nature and financial effects of the business combination. This statement will be applicable to the Company on January 1, 2009 and will be applied prospectively to business combinations completed after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement will be applicable to the Company on January 1, 2009 and the presentation and disclosure requirements shall be applied retrospectively for all periods presented. This statement will not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS 133”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows of the sellers of credit derivatives. This statement will be applicable on January 1, 2009; however it will not have an impact on the Company’s financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3 “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 will be applicable to the Company on January 1, 2009. For assets acquired after the effective date, the guidance will be applied prospectively and as such the effect is dependent upon business combinations at that time. The Company does not anticipate this standard will have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” This statement will not have an impact on the Company’s financial statements.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and earnings per dilutive share must be applied. FSP EITF 03-6-1 will be applicable to the Company on January 1, 2009. The Company has evaluated the new position and has determined that it will not have a material impact on the Company’s financial statements.

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

In December 2008, the FASB issued FSP 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. FSP 140-4 and FIN 46(R)-8 is intended to improve disclosures about a company’s involvement with variable interest entities by requiring more information about the assumptions made in determining whether or not to consolidate a variable interest entity, the nature of restrictions on a variable interest entity’s assets, as well as the risks associated with an enterprise’s involvement with the variable interest entity. FSP 140-4 and FIN 46(R)-8 are effective December 15, 2008. This statement did not have an impact on the Company’s financial statements.

In December of 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. FSP 132(R)-1 is intended to improve disclosures about a company’s postretirement benefit plan assets by requiring more information about how investment allocation decisions are made, major categories of plan assets, fair value assumptions and concentrations of risk. FSP 132(R)-1 will be applicable to the Company on January 1, 2009. The Company is currently evaluating the requirements of FSP 132(R)-1 and the impact that this statement will have on its financial statements.

Note 2 — Variable Interest Entities

FIN 46(R) provides a framework for identifying variable interest entities (“VIE”) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements. FIN 46(R) requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a “variable interest holder”) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary.

The Company has a 50% interest in a joint venture in Hong Kong, established as Hubbell Asia Limited (“HAL”). The principal objective of HAL is to manage the operations of its wholly-owned manufacturing company in the People’s Republic of China. HAL commenced operations during the third quarter of 2008.

Under the provisions of FIN 46(R), HAL has been determined to be a VIE, with the Company being the primary beneficiary, and as a result the Company has consolidated HAL in accordance with FIN 46(R). The consolidation of HAL did not have a material impact on the Consolidated Financial Statements.

Note 3 — Business Acquisitions

In December 2008, the Company purchased all of the outstanding common stock of Varon for approximately $55.6 million in cash. Varon is a leading provider of energy-efficient lighting fixtures and controls designed for the indoor commercial and industrial lighting retrofit and relight market, as well as outdoor new and retrofit pedestrian-scale lighting applications. The company has manufacturing operations in California, Florida, and Wisconsin. This acquisition has been added to the lighting business within the Electrical segment.

In September 2008, the Company purchased all of the outstanding common stock of CDR for approximately $68.8 million in cash. CDR, based in Ormond Beach, Florida, with multiple facilities throughout North America, manufactures polymer concrete and fiberglass enclosures serving a variety of end markets, including electric, gas and water utilities, cable television and telecommunications industries. This acquisition has been added to the Power segment.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2008, the Company purchased all of the outstanding common stock of USCO for approximately $26.1 million in cash. USCO, based in Leeds, Alabama, provides high quality transmission line and substation disconnect switches and accessories to the electric utility industry. This acquisition has been added to the Power segment.

In January 2008, the Company purchased all of the outstanding common stock of Kurt Versen for $100.2 million in cash. Located in Westwood, New Jersey, Kurt Versen manufactures premium specification-grade lighting fixtures for a full range of office, commercial, retail, government, entertainment, hospitality and institution applications. The acquisition enhances the Company’s position and array of offerings in the key spec-grade downlighting market. Kurt Versen has been added to the lighting business within the Electrical segment.

In October 2007, the Company purchased all of the outstanding common stock of PCORE for $50.1 million in cash. PCORE, located in LeRoy, New York, is a leading manufacturer of high voltage condenser bushings. These products are used in the electric utility infrastructure. PCORE has been added to the Power segment.

The following table summarizes selected financial data for the opening balance sheet of acquisitions completed in 2008 and 2007:

	2008
				Kurt	2007
	Varon	CDR	USCO	Versen	PCORE

Purchase Price Allocations:
Current assets	$21.5	$9.1	$7.2	$13.4	$10.7
Other non-current assets	3.3	8.9	3.8	3.4	5.6
Intangible assets	12.4	22.9	10.2	31.7	15.1
Goodwill	29.1	32.2	13.5	57.1	28.4
Current liabilities	(9.7)	(4.3)	(4.4)	(3.0)	(3.4)
Non-current liabilities	(1.0)	—	(4.2)	(2.4)	(6.3)

Total Purchase price	$55.6	$68.8	$26.1	$100.2	$50.1

Intangible Assets:
Patents and trademarks	$2.8	$11.0	$1.3	$25.5	$6.1
Customer/Agent relationships	5.5	11.7	8.6	5.0	7.4
Technology	2.7	—	—	—	0.6
Other	1.4	0.2	0.3	1.2	1.0

Total Intangible assets	$12.4	$22.9	$10.2	$31.7	$15.1

Intangible Asset Amortization Period:
Patents and trademarks	30 years	30 years	3 years	30 years	30 years
Customer/Agent relationships	10 years	10 years	20 years	15 years	20 years
Technology	5 years	—	—	—	10 years
Other	4 years	<1 year	<1 year	10 years	6 years

Total weighted average	13 years	20 years	17 years	27 years	23 years

Approximate percentage of goodwill deductible for tax purposes	100%	100%	0%	25%	23%

Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for CDR and Varon. The purchase price allocation for these acquisitions will be finalized upon the completion of working capital adjustments and fair value analyses. Final determination of the purchase price and fair values to be assigned

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may result in adjustments to the preliminary estimated values and amortization periods assigned at the date of acquisition.

During 2008, the Company also purchased three product lines, a manufacturer of rough-in electrical products, added to the Electrical segment, a Canadian manufacturer of high voltage condenser bushings and a Brazilian supplier of preformed wire products which were both added to the Power segment. The aggregate cost of these acquisitions was approximately $16.7 million, of which $1.7 million was allocated to goodwill.

In March 2007, the Company purchased a small Brazilian manufacturing business for $2.1 million. This acquisition was added to the Power segment and has been integrated into the Company’s Brazilian operations.

The Consolidated Financial Statements include the results of operations of the acquired businesses from their respective dates of acquisition. These acquisitions increased the Company’s net sales and earnings but, including related financing costs, did not materially impact earnings either on an aggregate or per share basis.

Note 4 — Receivables and Allowances

Receivables consist of the following components at December 31, (in millions):

	2008	2007

Trade accounts receivable	$363.3	$349.0
Non-trade receivables	16.9	8.3

Accounts receivable, gross	380.2	357.3
Allowance for credit memos, returns, and cash discounts	(19.2)	(21.2)
Allowance for doubtful accounts	(4.0)	(3.7)

Total allowances	(23.2)	(24.9)

Accounts receivable, net	$357.0	$332.4

Note 5 — Inventories

Inventories are classified as follows at December 31, (in millions):

	2008	2007

Raw material	$108.6	$98.4
Work-in-process	65.7	59.6
Finished goods	247.2	238.5

	421.5	396.5
Excess of FIFO over LIFO cost basis	(86.3)	(73.6)

Total	$335.2	$322.9

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Goodwill and Other Intangible Assets

Changes in the carrying amounts of goodwill for the years ended December 31, 2008 and 2007, by segment, were as follows (in millions):

	Electrical	Power	Total

Balance December 31, 2006	$251.8	$184.9	$436.7

Acquisitions	0.7	23.2	23.9
Translation adjustments	3.9	2.1	6.0

Balance December 31, 2007	$256.4	$210.2	$466.6

Acquisitions	87.4	53.8	141.2
Translation adjustments	(19.7)	(3.5)	(23.2)

Balance December 31, 2008	$324.1	$260.5	$584.6

In 2008 and 2007 the Company recorded additions to goodwill in connection with the purchase accounting for acquisitions. The 2008 acquisition amounts in the Electrical segment primarily relate to the purchases of Kurt Versen and Varon as well as the consolidation of HAL under FIN 46(R). The 2008 acquisitions in the Power segment relate to the acquisitions of CDR, USCO, a Canadian manufacturer of high voltage condenser bushings and $6.4 million of purchase accounting adjustments related to the 2007 PCORE acquisition. Included in 2007 acquisitions in the Power segment is $22.4 million of goodwill from the acquisitions of PCORE and a product line from a small Brazilian manufacturing business and $0.8 million related to a final adjustment of acquisition costs related to the 2006 Hubbell Lenoir City, Inc. acquisition. Included in 2007 acquisitions in the Electrical segment is a $0.7 million adjustment to goodwill relating to the 2006 acquisition of Austdac. See also Note 3 — Business Acquisitions.

Identifiable intangible assets are recorded in Intangible assets and other in the Consolidated Balance Sheet. Identifiable intangible assets are comprised of the following (in millions):

	December 31,		December 31,
	2008		2007
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization

Definite-lived:
Patents and trademarks	$84.4	$(7.4)	$44.3	$(4.6)
Other	74.2	(12.0)	39.0	(8.6)

Total	158.6	(19.4)	83.3	(13.2)

Indefinite-lived:
Trademarks and other	20.3	—	20.6	—

Totals	$178.9	$(19.4)	$103.9	$(13.2)

Other definite-lived intangibles consist primarily of customer/agent relationships and technology.

Amortization expense was $7.8 million, $5.5 million and $3.5 million in 2008, 2007 and 2006, respectively. Amortization expense is expected to be $10.0 million in 2009, $9.9 million in 2010, $9.7 million in 2011, $8.9 million in 2012, and $8.3 million in 2013.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Investments

At December 31, 2008, available-for-sale investments consisted entirely of municipal bonds. At December 31, 2007, available-for-sale investments consisted of $33.0 million of municipal bonds and $5.9 million of variable rate demand notes. These investments are stated at fair market value based on current quotes. At December 31, 2007, held-to-maturity investments consisted of Missouri state bonds. These held-to-maturity investments have been stated at amortized cost. There were no securities during 2008 and 2007 that were classified as trading investments.

The following table sets forth selected data with respect to the Company’s investments at December 31, (in millions):

	2008					2007
		Gross	Gross				Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

Available-For-Sale Investments	$34.6	$0.6	$(0.1)	$35.1	$35.1	$38.5	$0.5	$(0.1)	$38.9	$38.9

Held-To-Maturity Investments	—	—	—	—	—	0.3	—	—	0.3	0.3

Total Investments	$34.6	$0.6	$(0.1)	$35.1	$35.1	$38.8	$0.5	$(0.1)	$39.2	$39.2

Contractual maturities of available-for-sale and held-to-maturity investments at December 31, 2008 were as follows (in millions):

	Amortized	Fair
	Cost	Value

Available-For-Sale Investments
Due within 1 year	$6.4	$6.4
After 1 year but within 5 years	14.3	14.7
After 5 years but within 10 years	6.7	6.8
Due after 10 years	7.2	7.2

Total	$34.6	$35.1

In 2008, the net change recorded to net unrealized gains on available-for-sale securities was less than $0.1 million. In 2007, the Company recorded credits of $0.2 million to net unrealized gains on available-for-sale securities which have been included in Accumulated other comprehensive (loss) income, net of tax. The cost basis used in computing the gain or loss on these securities was through specific identification. Realized gains and losses were immaterial in 2008, 2007 and 2006.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Property, Plant, and Equipment

Property, plant, and equipment, carried at cost, is summarized as follows at December 31, (in millions):

	2008	2007

Land	$36.3	$33.2
Buildings and improvements	212.8	200.1
Machinery, tools and equipment	611.5	579.2
Construction-in-progress	15.3	18.7

Gross property, plant, and equipment	875.9	831.2
Less accumulated depreciation	(526.8)	(504.1)

Net property, plant, and equipment	$349.1	$327.1

Depreciable lives on buildings range between 20-40 years. Depreciable lives on machinery, tools, and equipment range between 3-20 years. The Company recorded depreciation expense of $43.9 million, $43.1 million and $42.3 million for 2008, 2007 and 2006, respectively.

Note 9 — Other Accrued Liabilities

Other Accrued Liabilities consists of the following at December 31, (in millions):

	2008	2007

Deferred revenue	$39.2	$23.3
Customer program incentives	25.4	25.2
Accrued income taxes	11.7	1.8
Other	52.9	54.0

Total	$129.2	$104.3

Note 10 — Other Non-Current Liabilities

Other Non-Current Liabilities consists of the following at December 31, (in millions):

	2008	2007

Pensions	$107.8	$47.5
Other postretirement benefits	25.5	30.1
Deferred tax liabilities	9.7	51.9
Other	42.0	32.4

Total	$185.0	$161.9

Note 11 — Retirement Benefits

The Company has funded and unfunded non-contributory U.S. and foreign defined benefit pension plans. Benefits under these plans are generally provided based on either years of service and final average pay or a specified dollar amount per year of service. The Company also maintains five defined contribution pension plans.

Effective January 1, 2004, the defined benefit pension plan for U.S. salaried and non-collectively bargained hourly employees was closed to employees hired on or after January 1, 2004. Effective January 1, 2006, the defined benefit pension plan for the Hubbell Canada salaried employees was closed to existing employees who did not meet certain age and service requirements as well as all new employees hired on or after January 1, 2006. Effective

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1, 2007 the defined benefit pension plan for Hubbell’s U.K. operations was closed to all new employees hired on or after January 1, 2007. These U.S., Canadian and U.K. employees are eligible instead for defined contribution plans. On December 3, 2002, the Company closed its Retirement Plan for Directors to all new directors appointed after that date. Effective December 31, 2007, benefits accrued under this plan for eligible active directors were converted to an actuarial lump sum equivalent and transferred to the Company’s Deferred Compensation Plan for Directors.

The Company also has a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits were discontinued in 1991 for substantially all future retirees, with the exception of Anderson Electrical Products which discontinued its plan for future retirees in 2004. The A.B. Chance and PCORE divisions of the Company have eliminated their limited retiree medical plans for future union retirees effective January 1, 2010 and February 11, 2009, respectively. The Company anticipates future cost-sharing changes for its active and discontinued plans that are consistent with past practices.

None of the acquisitions made in 2008 impacted the defined benefit pension or other benefit assets or liabilities. In connection with the acquisition of PCORE in October 2007, the Company acquired its pension plans and other post employment plans.

The Company uses a December 31 measurement date for all of its plans. No amendments made in 2008 or 2007 to the defined benefit pension plans had a significant impact on the total pension benefit obligation.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the reconciliation of beginning and ending balances of the benefit obligations and the plan assets for the Company’s defined benefit pension and other benefit plans at December 31, (in millions):

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Change in benefit obligation
Benefit obligation at beginning of year	$577.2	$591.4	$30.1	$33.6
Service cost	14.6	16.9	0.2	0.5
Interest cost	35.8	32.7	1.7	1.7
Plan participants’ contributions	0.9	0.9	—	—
Amendments	0.2	—	—	—
Curtailment and settlement gain	—	—	(1.8)	—
Special termination benefits	—	—	0.1	1.4
Actuarial loss (gain)	(4.1)	(38.4)	0.3	(4.6)
Acquisitions/Divestitures	—	(1.5)	—	0.3
Currency impact	(18.7)	2.6	—	—
Other	(0.1)	—	0.3	(0.2)
Benefits paid	(26.9)	(27.4)	(2.9)	(2.6)

Benefit obligation at end of year	$578.9	$577.2	$28.0	$30.1

Change in plan assets
Fair value of plan assets at beginning of year	$609.1	$531.6	$—	$—
Actual return on plan assets	(108.6)	69.9	—	—
Acquisitions/Divestitures	—	0.4	—	—
Employer contributions	14.1	31.5	—	—
Plan participants’ contributions	0.9	0.9	—	—
Currency impact	(15.9)	2.2	—	—
Benefits paid	(26.9)	(27.4)	—	—

Fair value of plan assets at end of year	$472.7	$609.1	$—	$—

Funded status	$(106.2)	$31.9	$(28.0)	$(30.1)

Amounts recognized in the consolidated balance sheet consist of:
Prepaid pensions (included in Intangible assets and other)	$4.8	$82.6	$—	$—
Accrued benefit liability (short-term and long-term)	(111.0)	(50.7)	(28.0)	(30.1)

Net amount recognized	$(106.2)	$31.9	$(28.0)	$(30.1)

Amounts recognized in Accumulated other comprehensive loss (income) consist of:
Net actuarial loss (gain)	$136.9	$(9.9)	$(0.8)	$(1.1)
Prior service cost (credit)	1.9	2.2	(2.0)	(2.2)

Net amount recognized	$138.8	$(7.7)	$(2.8)	$(3.3)

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for all defined benefit pension plans was $529.8 million and $516.2 million at December 31, 2008 and 2007, respectively. Information with respect to plans with accumulated benefit obligations in excess of plan assets is as follows, (in millions):

	2008	2007

Projected benefit obligation	$499.8	$49.5
Accumulated benefit obligation	$461.8	$45.1
Fair value of plan assets	$388.7	$0.4

The following table sets forth the components of pension and other benefits cost for the years ended December 31, (in millions):

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006

Components of net periodic benefit cost
Service cost	$14.6	$16.9	$17.9	$0.2	$0.5	$0.3
Interest cost	35.8	32.7	30.9	1.7	1.7	2.1
Expected return on plan assets	(47.5)	(42.6)	(37.5)	—	—	—
Amortization of prior service cost	0.4	(0.3)	(0.4)	(0.2)	(0.2)	—
Amortization of actuarial losses	1.3	1.9	3.8	—	0.1	0.3
Special termination benefits	—	—	—	—	—	0.4
Curtailment and settlement losses	—	(0.1)	0.7	(1.7)	1.4	—

Net periodic benefit cost	$4.6	$8.5	$15.4	$—	$3.5	$3.1

Changes recognized in accumulated other comprehensive income, before tax, (in millions):
Current year net actuarial loss/(gain)	$148.9	$(66.0)		$0.3	$(4.8)
Current year prior service cost	0.2	—		—	—
Amortization of prior service cost	(0.4)	0.3		0.2	0.2
Amortization of net actuarial (loss)/gain	(1.3)	(1.9)		—	(0.1)
Currency impact	(1.0)	—		—	—
Other adjustments	0.1	0.1		—	—

Total recognized in accumulated other comprehensive income	146.5	(67.5)		0.5	(4.7)

Total recognized in net periodic pension cost and accumulated other comprehensive income	$151.1	$(59.0)		$0.5	$(1.2)

Amortization expected to be recognized through income during 2009
Amortization of prior service cost/(credit)	$0.3	$0.3		$(0.2)	$(0.2)
Amortization of net loss/(gains)	6.9	1.3		—	—

Total expected to be recognized through income during next fiscal year	$7.2	$1.6		$(0.2)	$(0.2)

In addition to the above, certain of the Company’s union employees participate in multi-employer defined benefit plans. The total Company cost of these plans was $0.9 million in 2008 and $0.7 million in both 2007 and 2006.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also maintains five defined contribution pension plans (excluding an employer match for the 401(k) plan). The total cost of these plans was $5.9 million in 2008, $5.8 million in 2007 and $5.6 million in 2006. This cost is not included in the above net periodic benefit cost for the defined benefit pension plans.

Assumptions

The following assumptions were used to determine the projected benefit obligations at the measurement date and the net periodic benefit cost for the year:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006

Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	6.46%	6.41%	5.66%	6.50%	6.50%	5.75%
Rate of compensation increase	4.07%	4.58%	4.33%	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	6.41%	5.66%	5.45%	6.50%	5.75%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	4.07%	4.58%	4.33%	4.00%	4.00%	4.00%

At the beginning of each calendar year, the Company determines the appropriate expected return on assets for each plan based upon its strategic asset allocation (see discussion below). In making this determination, the Company utilizes expected returns for each asset class based upon current market conditions and expected risk premiums for each asset class.

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	Other Benefits
	2008	2007	2006

Assumed health care cost trend rates at December 31
Health care cost trend assumed for next year	8.0%	9.0%	9.0%
Rate to which the cost trend is assumed to decline	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2015	2015	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	$1.3	$(1.2)

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets

The Company’s combined targeted and actual domestic and foreign pension plans weighted average asset allocation at December 31, 2008 and 2007, and 2009 target allocation by asset category are as follows:

	Target	Percentage of
	Allocation	Plan Assets
	2009	2008	2007

Asset Category
Equity Securities	53%	45%	59%
Debt Securities & Cash	27%	37%	26%
Alternative investments	20%	18%	12%
Other	0%	0%	3%

Total	100%	100%	100%

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

Equity securities include Company common stock in the amounts of $10.9 million (2.6% of total domestic plan assets) and $18.5 million (3.4% of total domestic plan assets) at December 31, 2008 and 2007, respectively.

The Company’s other postretirement benefits are unfunded. Therefore, no asset information is reported.

Contributions

Although not required under the Pension Protection Act of 2006, the Company may decide to make a voluntary contribution to its qualified domestic defined benefit pension plans in 2009. The Company expects to contribute approximately $4 million to its foreign plans in 2009.

Estimated Future Benefit Payments

The following domestic and foreign benefit payments, which reflect future service, as appropriate, are expected to be paid, (in millions):

		Other Benefits
			Medicare
			Part D
	Pension Benefits	Gross	Subsidy	Net

2009	$28.0	$2.7	$0.2	$2.5
2010	$29.5	$2.7	$0.2	$2.5
2011	$31.1	$2.6	$0.2	$2.4
2012	$32.8	$2.6	$0.2	$2.4
2013	$35.2	$2.5	$0.2	$2.3
2014-2018	$199.3	$10.7	$0.8	$9.9

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Debt

The following table sets forth the components of the Company’s debt structure at December 31, (in millions):

	2008			2007
	Short-Term	Senior Notes		Short-Term	Senior Notes
	Debt	(Long-Term)	Total	Debt	(Long-Term)	Total

Balance at year end	$—	$497.4	$497.4	$36.7	$199.4	$236.1
Highest aggregate month-end balance			$497.4			$314.0
Average borrowings	$97.9	$373.2	$471.1	$64.2	$199.4	$263.6
Weighted average interest rate:
At year end	—	6.12%	6.12%	5.30%	6.38%	6.21%
Paid during the year	3.38%	6.21%	5.62%	5.25%	6.38%	6.10%

At December 31, 2007, the Company had $36.7 million of debt reflected as Short-term debt in the Consolidated Balance Sheet. The 2007 Short-term debt consisted of commercial paper. At December 31, 2008 and 2007, the Company had $497.4 million and $199.4 million, respectively, of senior notes reflected as Long-term debt in the Consolidated Balance Sheet. Interest and fees paid related to total indebtedness totaled $24.5 million for 2008, $17.1 million for 2007 and $14.8 million in 2006.

In May 2002, the Company issued ten year, non-callable notes due in 2012 at face value of $200 million and a fixed interest rate of 6.375%. In May 2008, the Company completed the sale of $300 million of long-term, senior, unsecured notes maturing in 2018 and bearing interest at the rate of 5.95%. The proceeds of the May 2008 debt offering, net of discount, were used to pay down commercial paper borrowings and for general corporate purposes.

Both of these notes are fixed rate indebtedness, are not callable and are only subject to accelerated payment prior to maturity if the Company fails to meet certain non-financial covenants, all of which were met at December 31, 2008 and 2007. The most restrictive of these covenants limits our ability to enter into mortgages and sale-leasebacks of property having a net book value in excess of $5 million without the approval of the Note holders.

Prior to the 2002 and 2008 issuance of the long term notes, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2002 interest rate lock resulted in a $1.3 million loss, while the 2008 interest rate lock resulted in a $1.2 million gain. These amounts were recorded in Accumulated other comprehensive (loss) income, net of tax, and are being amortized over the life of the respective notes.

In October 2007, the Company entered into a revised five year, $250 million revolving credit facility to replace the previous $200 million facility which was scheduled to expire in October 2009. In March 2008, the Company exercised its option to expand this credit facility by $100 million, bringing the total credit facility to $350 million. There have been no material changes from the previous facility other than the amount. The interest rate applicable to borrowings under the new credit agreement is either the prime rate or a surcharge over LIBOR. The expiration date of the new credit agreement is October 31, 2012. The covenants of the new facility require that shareholders’ equity be greater than $675 million and that total debt not exceed 55% of total capitalization (defined as total debt plus total shareholders’ equity). The Company is in compliance with all debt covenants at December 31, 2008 and 2007. Annual commitment fee requirements to support availability of the credit facility were not material.

The Company also maintains a 4.7 million pound sterling credit agreement with HSBC Bank Plc. in the UK that will expire in December 2009. The interest rate applicable to borrowings under the credit agreement is a surcharge over LIBOR. There are no annual commitment fees associated with this credit agreement. This credit agreement remained undrawn as of December 31, 2008.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the above credit commitments, the Company has an unsecured line of credit for $60 million to support issuance of its letters of credit. At December 31, 2008, the Company had approximately $53.9 million of letters of credit outstanding under this facility.

Note 13 — Income Taxes

The following table sets forth selected data with respect to the Company’s income tax provisions for the years ended December 31, (in millions):

	2008	2007	2006

Income before income taxes:
United States	$213.6	$191.9	$151.1
International	104.3	92.3	70.4

Total	$317.9	$284.2	$221.5

Provision for income taxes — current:
Federal	$64.1	$60.6	$41.8
State	11.0	7.7	5.0
International	19.4	11.3	5.2

Total provision-current	94.5	79.6	52.0

Provision for income taxes — deferred:
Federal	$8.5	$(8.4)	$7.8
State	(10.6)	(0.7)	0.8
International	2.8	5.4	2.8

Total provision — deferred	0.7	(3.7)	11.4

Total provision for income taxes	$95.2	$75.9	$63.4

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. The components of the deferred tax assets/(liabilities) at December 31, were as follows (in millions):

	2008	2007

Deferred tax assets:
Inventory	$8.1	$8.8
Income tax credits	22.1	4.8
Accrued liabilities	14.5	15.9
Pension	42.2	—
Postretirement and post employment benefits	12.2	10.0
Stock-based compensation	9.4	6.7
Net operating loss carryforwards	1.7	0.8
Miscellaneous other	11.1	13.5

Gross deferred tax assets	121.3	60.5
Valuation allowance	(2.5)	—

Total net deferred tax assets	$118.8	$60.5

Deferred tax liabilities:
Acquisition basis difference	47.4	30.1
Property, plant, and equipment	44.5	32.2
Pension	—	13.0

Total deferred tax liabilities	$91.9	$75.3

Total net deferred tax asset/(liability)	$26.9	$(14.8)

Deferred taxes are reflected in the Consolidated Balance Sheet as follows (in millions):
Current tax assets (included in Deferred taxes and other)	$28.3	$34.8
Non-current tax assets (included in Intangible assets and other)	8.3	2.3
Non-current tax liabilities (included in Other Non-current liabilities)	(9.7)	(51.9)

Total net deferred tax asset/(liability)	$26.9	$(14.8)

As of December 31, 2008, the Company had $22.1 million of Federal and State tax credit carryforwards available to offset future income taxes, of which $0.3 million may be carried forward indefinitely while the remaining $21.8 million will begin to expire at various times beginning in 2009 through 2024. The Company has recorded a valuation allowance of $2.5 million for the portion of the tax carryforward credits the Company anticipates will expire prior to utilization. Additionally, the Company had Federal and State net operating loss carryforwards (“NOLs”) totaling $1.7 million as of December 31, 2008. A portion of the NOLs relate to an “ownership change” pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the utilization of pre-acquisition operating losses. The Company expects to fully utilize all NOLs prior to their expiration.

At December 31, 2008, income and withholding taxes have not been provided on approximately $225.1 million of undistributed international earnings that are permanently reinvested in international operations. If such earnings were not indefinitely reinvested, a tax liability of approximately $38.2 million would be recognized.

Cash payments of income taxes were $68.8 million in 2008, $79.7 million in 2007 and $51.4 million in 2006.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. During 2008, the IRS commenced an examination of the Company’s U.S. income tax returns for the years ended December 31, 2006 and 2007 (“06/07 Exam”). The 06/07 Exam remains on-going as of December 31, 2008. With few exceptions, the Company is no longer subject to state, local, or non-U.S. income tax examinations by tax authorities for years prior to 2002.

The following tax years, by major jurisdiction, are still subject to examination by taxing authorities:

Jurisdiction	Open Years

United States	2006-2008
Canada	2005-2008
United Kingdom	2007-2008

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

	2008	2007

Unrecognized tax benefits at beginning of year	$8.7	$24.2
Additions based on tax positions relating to the current year	4.5	2.8
Reductions based on expiration of statute of limitations	(0.4)	(1.3)
Additions (Reductions) to tax positions relating to previous years	4.7	(13.8)
Settlements	(0.2)	(3.2)

Total unrecognized tax benefits	$17.3	$8.7

Included in the balance at December 31, 2008 are $13.5 million of tax positions which, if in the future are determined to be recognizable, would affect the annual effective income tax rate. Additionally, there are $1.2 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to record interest and penalties associated with the underpayment of income taxes within Provision for income taxes in the Consolidated Statement of Income. During the year ended December 31, 2008, the Company did not incur any material expenses for interest and penalties. During the year ended December 31, 2007, the Company incurred interest expense of $0.4 million related to the completion of an IRS examination of the Company’s 2004 and 2005 tax returns. The Company has $1.8 million and $1.0 million accrued for the payment of interest and penalties as of December 31, 2008 and December 31, 2007, respectively.

The consolidated effective income tax rate varied from the United States federal statutory income tax rate for the years ended December 31, as follows:

	2008	2007	2006

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.7	1.8	1.7
Foreign income taxes	(3.9)	(5.4)	(5.5)
State tax credits and loss carryforwards	(2.0)	—	—
IRS audit settlement	—	(1.9)	—
Other, net	(1.9)	(2.8)	(2.6)

Consolidated effective income tax rate	29.9%	26.7%	28.6%

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2007 consolidated effective income tax rate reflects the impact of tax benefits of $5.3 million recorded in connection with the completion of an IRS examination of the Company’s 2004 and 2005 tax returns.

Note 14 — Financial Instruments

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist of trade receivables, cash and cash equivalents and short-term investments. The Company grants credit terms in the normal course of business to its customers. Due to the diversity of its product lines, the Company has an extensive customer base including electrical distributors and wholesalers, electric utilities, equipment manufacturers, electrical contractors, telecommunication companies and retail and hardware outlets. No single customer accounted for more than 10% of total sales in any year during the three years ended December 31, 2008. However, the Company’s top 10 customers accounted for approximately 30% of the accounts receivable balance at December 31, 2008. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers. Bad debt write-offs have historically been minimal. The Company places its cash and cash equivalents with financial institutions and limits the amount of exposure to any one institution.

Fair Value: The carrying amounts reported in the Consolidated Balance Sheet for cash and cash equivalents, short-term and long-term investments, receivables, bank borrowings, accounts payable and accruals approximate their fair values given the immediate or short-term nature of these items. See also Note 7 — Investments.

The fair value of the senior notes classified as long-term debt was determined by reference to quoted market prices of securities with similar characteristics and approximated $484.7 million and $213.8 million at December 31, 2008 and 2007, respectively.

Note 15 — Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements. This statement was originally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 which allowed companies to elect a one year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill impairment testing, indefinite-lived intangibles measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, long-lived asset impairment assessments as well as those initially measured at fair value in a business combination.

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

As of December 31, 2008, the only Company financial assets and liabilities impacted by SFAS No. 157 were long-term investments (specifically available-for-sale securities) and forward exchange contracts.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value measurements related to these financial assets are summarized as follows:

		Quoted Prices	Quoted Prices
		in Active Markets	in Active Markets
		for Identical	for Similar Assets
	December 31, 2008	Assets (Level 1)	(Level 2)

Available-for-sale securities	$35.1	$35.1	$—
Forward exchange contracts	1.9	—	1.9

Total	$37.0	$35.1	$1.9

Note 16 — Commitments and Contingencies

Environmental and Legal

The Company is subject to environmental laws and regulations which may require that it investigate and remediate the effects of potential contamination associated with past and present operations. The Company is also subject to various legal proceedings and claims, including those relating to workers’ compensation, product liability and environmental matters, including, for each, past production of product containing toxic substances, which have arisen in the normal course of its operations or have been acquired through business combinations. Estimates of future liability with respect to such matters are based on an evaluation of currently available facts. Liabilities are recorded when it is probable that costs will be incurred and can be reasonably estimated. Given the nature of matters involved, it is possible that liabilities will be incurred in excess of amounts currently recorded. However, based upon available information, including the Company’s past experience, and reserves, management believes that the ultimate liability with respect to these matters will not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company accounts for conditional asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”. FIN 47, “Accounting for Conditional Asset Retirement Obligations” clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 to refer to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company identified other legal obligations related to environmental clean up for which a settlement date could not be determined. Management does not believe these items were material to the Company’s results of operations, financial position or cash flows as of December 31, 2008, 2007 and 2006. The Company continues to monitor and revalue its liability as necessary and, as of December 31, 2008 the liability continues to be immaterial.

Leases

Total rental expense under operating leases was $22.4 million in 2008, $20.2 million in 2007 and $19.0 million in 2006. The minimum annual rentals on non-cancelable, long-term, operating leases in effect at December 31, 2008 are expected to approximate $13.0 million in 2009, $10.4 million in 2010, $6.5 million in 2011, $4.2 million in 2012, $3.8 million in 2013 and $15.3 million thereafter. The Company accounts for its leases in accordance with SFAS No. 13, “Accounting for Leases”. The Company’s leases consist of operating leases primarily for buildings or equipment. The terms for building leases typically range from 5-25 years with 5-10 year renewal periods.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 — Capital Stock

Activity in the Company’s common shares outstanding is set forth below for the three years ended December 31, 2008, (in thousands):

	Common Stock
	Class A	Class B

Outstanding at December 31, 2005	9,128	51,963

Exercise of stock options	—	1,223
Shares issued under compensation arrangements	—	2
Non-vested shares issued under compensation arrangements	—	94
Acquisition/surrender of shares	(951)	(1,281)

Outstanding at December 31, 2006	8,177	52,001

Exercise of stock options/ stock appreciation rights	—	1,356
Shares issued under compensation arrangements	—	2
Non-vested shares issued under compensation arrangements	—	108
Acquisition/surrender of shares	(799)	(2,917)

Outstanding at December 31, 2007	7,378	50,550

Exercise of stock options	—	258
Shares issued under compensation arrangements	—	2
Non-vested shares issued under compensation arrangements	—	189
Acquisition/surrender of shares	(213)	(1,897)

Outstanding at December 31, 2008	7,165	49,102

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

The Company has an amended and restated Rights Agreement under which holders of Class A Common Stock have Class A Rights and holders of Class B Common Stock have Class B Rights (collectively, “Rights”). These Rights become exercisable after a specified period of time only if a person or group of affiliated persons acquires beneficial ownership of 20 percent or more of the outstanding Class A Common Stock of the Company or announces or commences a tender or exchange offer that would result in the offeror acquiring beneficial ownership of 20 percent or more of the outstanding Class A Common Stock of the Company. Each Class A Right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock (“Series A Preferred Stock”), without par value, at a price of $175.00 per one one-thousandth of a share. Similarly, each Class B Right entitles the holder to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock (“Series B Preferred Stock”), without par value, at a price of $175.00 per one one-thousandth of a share. The Rights may be redeemed by the Company for one cent per Right prior to the day a person or group of affiliated persons acquires 20 percent or more of the outstanding Class A Common Stock of the Company. The Rights Agreement was amended and restated in December 2008 to extend the expiration date from December 31, 2008 to December 31, 2018 and to conform with current practice. No other substantive

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amendments were made. The Rights will expire in December 31, 2018 (the “Final Expiration Date”), unless the Final Expiration Date is advanced or extended or unless the Rights are earlier redeemed or exchanged by the Company.

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

Shares of the Company’s common stock were reserved at December 31, 2008 as follows (in thousands):

	Common Stock		Preferred
	Class A	Class B	Stock

Exercise of outstanding stock options	—	2,777	—
Future grant of stock-based compensation	—	3,104	—
Exercise of stock purchase rights	—	—	56
Shares reserved under other equity compensation plans	2	295	—

Total	2	6,176	56

Note 18 — Stock-Based Compensation

As of December 31, 2008, the Company had various stock-based awards outstanding which were issued to executives and other key employees. These awards have been accounted for using SFAS No. 123(R) which was adopted on January 1, 2006. The Company recognizes the cost of these awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company adopted the modified prospective transition method as outlined in SFAS No. 123(R).

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

The Company’s long-term incentive program for awarding stock-based compensation uses a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares on the Company’s Class B Common Stock pursuant to the Award Plan. Under the Company’s Award Plan, the Company may authorize up to 5.9 million shares of Class B Common Stock in settlement of restricted stock, performance shares, SARs or any post-2004

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grants of stock options. The Company issues new shares for settlement of any stock-based awards. In 2008, the Company issued stock-based awards using a combination of restricted stock, SARs and performance shares.

In 2008, 2007 and 2006, the Company recorded $12.5 million, $12.7 million, and $11.9 million of stock-based compensation costs, respectively. Of the total 2008 expense, $12.1 million was recorded to S&A expense and $0.4 million was recorded to Cost of goods sold. In 2007 and 2006, $11.9 million and $11.3 million, respectively, was recorded to S&A expense and $0.8 million and $0.5 million, respectively was recorded to Cost of goods sold. Stock-based compensation costs capitalized to inventory were $0.1 million in 2008, 2007 and 2006. The Company recorded income tax benefits of approximately $4.7 million, $4.8 million, and $4.5 million in 2008, 2007, and 2006 respectively, related to stock-based compensation. At December 31, 2008, these benefits are recorded as either a deferred tax asset in Deferred taxes and other or in Other accrued liabilities in the Consolidated Balance Sheet. As of December 31, 2008, there was $20.6 million, pretax, of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized through 2011.

Each of the compensation arrangements is discussed below.

Restricted Stock

The restricted stock granted to date is not transferable and is subject to forfeiture in the event of the recipient’s termination of employment prior to vesting. The restricted stock will generally vest in one-third increments annually for three years on each anniversary of the date of grant or completely upon a change in control or termination of employment by reason of death or disability. Recipients are entitled to receive dividends and voting rights on their non-vested restricted stock. The fair values are measured using the average between the high and low trading prices of the Company’s Class B Common Stock on the most recent trading day immediately preceding the grant date (“measurement date”).

Stock Issued to Non-employee Directors

In 2008, each non-employee director received a grant of 750 shares of Class B Common Stock. In 2006 and 2007, each non-employee director received a grant of 350 shares of Class B Common Stock. These grants were made on the date of the annual meeting of shareholders and vested or will vest at the following year’s annual meeting of shareholders, upon a change of control or termination of employment by reason of death. These shares will be subject to forfeiture if the director’s service terminates prior to the date of the next regularly scheduled annual meeting of shareholders to be held in the following calendar year. In 2008, the Company issued a total of 6,750 shares to non-employee members of its Board of Directors.

Activity related to restricted stock for the year ended December 31, 2008 is as follows (in thousands, except per share amounts):

		Weighted
	Shares	Average Value/Share

Non-vested restricted stock at December 31, 2007	206	$52.99
Shares granted	189	29.92
Shares vested	(103)	52.02
Shares forfeited	(14)	46.41

Non-vested restricted stock at December 31, 2008	278	$38.02

The weighted average fair value per share of restricted stock granted during the years 2008, 2007 and 2006 was $29.92, $54.52 and $52.82, respectively.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Appreciation Rights

The SARs granted to date entitle the recipient to the difference between the fair market value of the Company’s Class B Common Stock on the date of exercise and the grant price as determined using the average between the high and the low trading prices of the Company’s Class B Common Stock on the measurement date. This amount is payable in shares of the Company’s Class B Common Stock. SARs vest and become exercisable in three equal installments during the first three years following their grant date and expire ten years from the grant date.

Activity related to SARs for the year ended December 31, 2008 is as follows (in thousands, except exercise amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Rights	Price	Term	Value

Non-vested SARs at December 31, 2007	916	$53.16
SARs granted	821	29.28
SARs vested	(386)	52.51
SARs forfeited	(147)	46.69

Non-vested SARs at December 31, 2008	1,204	$37.87	9.5 years	$2.7

Exercisable SARs at December 31, 2008	857	$51.58	7.6 years	$—

During 2008 there were no SARs exercised, in 2007 approximately 5,000 SARs were exercised. The intrinsic value of the SARs exercised in 2007 was not material. There were no SARs exercised in 2006.

The fair value of the SARs was measured using the Black-Scholes option pricing model. The following table summarizes the related assumptions used to determine the fair value of the SARs granted during the periods ended December 31, 2008, 2007 and 2006. Expected volatilities are based on historical volatilities of the Company’s stock and other factors. The expected term of SARs granted is based upon historical trends of stock option behavior as well as future projections. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of award.

					Weighted Avg.
					Grant Date
	Dividend	Expected	Risk Free	Expected	Fair Value
	Yield	Volatility	Interest Rate	Term	of 1 SAR

2008	3.3%	26.7%	3.2%	7 Years	$6.27
2007	2.6%	23.5%	3.5%	6 Years	$11.40
2006	2.9%	23.5%	4.3%	6 Years	$11.47

Performance Shares

Performance shares represent the right to receive a share of the Company’s Class B Common Stock after a three year vesting period subject to the achievement of certain performance criteria established by the Company’s Compensation Committee.

In 2005, the Company granted 35,178 performance shares subject to the achievement of certain market-based criteria. The criteria were based upon the Company’s average growth in earnings per dilutive share compared to a peer group of electrical and electronic equipment companies over a three year period. In 2008, 2007 and 2006, no stock-based compensation was recorded related to this award due to the fact that the performance criteria was deemed not probable of being met at the end of the vesting period.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February and December 2007, the Company granted 34,783 and 30,292 performance shares, respectively. The grants’ performance conditions include both performance-based and market-based criteria established by the Company’s Compensation Committee. Performance at target will result in vesting and issuance of the number of performance shares granted, equal to 100% payout. Performance below or above target can result in issuance in the range of 0%-200% of the number of shares granted. In 2008 and 2007, stock-based compensation of $0.1 and $0.9 million, respectively, was recorded related to the performance shares granted in 2007.

In December 2008, the Company granted 54,594 performance shares subject to the achievement of certain market-based criteria. Performance at target will result in vesting and issuance of the number of performance shares granted. Performance below or above target can result in issuance in the range of 50% - 200% of the number of shares granted. In 2008 there was no stock based compensation recorded related to this award as the service inception date begins on January 1, 2009.

The fair value of the 2007 performance shares was calculated separately for the performance criteria and the market-based criteria. The fair values of the performance criteria of $45.52 per share and $50.94 per share for the February and December 2007 grants, respectively, were measured using the average between the high and low trading prices of the Company’s Class B Common Stock on the measurement date, discounted for the non-payment of dividends during the requisite period. The fair value of the market-based criteria for both 2007 and 2008 were determined based upon a lattice model. The following table summarizes the related assumptions used to determine the fair values of the performance shares with respect to the market-based criteria. Expected volatilities are based on historical volatilities of the Company’s stock over a three year period. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term of award.

				Risk
	Stock Price on			Free		Weighted Avg.
	Measurement	Dividend	Expected	Interest	Expected	Grant Date
	Date	Yield	Volatility	Rate	Term	Fair Value

February 2007	$48.23	2.7%	21.3%	4.8%	3 Years	$55.20
December 2007	$54.56	2.4%	21.1%	2.9%	3 Years	$63.69
December 2008	$29.28	4.8%	25.9%	1.3%	3 Years	$35.26

Terminations of employment prior to vesting resulted in the forfeiture of 16,856 performance shares in 2008.

Stock Option Awards

The Company granted options to officers and other key employees to purchase the Company’s Class B Common Stock in previous years. Options issued in 2004 and 2003 were partially vested on January 1, 2006, the effective date of SFAS No. 123(R). All options granted had an exercise price equal to the average between the high and low trading prices of the Company’s Class B Common Stock on the measurement date. These option awards generally vest annually over a three-year period and expire after ten years. Exercises of existing stock option grants are expected to be settled in the Company’s Class B Common Stock as authorized in the Option Plan.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity for the year ended December 31, 2008 is set forth below (in thousands, except per share amounts):

			Weighted
			Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value

Outstanding at December 31, 2007	3,180	$39.73
Exercised	(259)	37.15
Forfeited	—	—
Canceled	(144)	42.71

Outstanding at December 31, 2008	2,777	$39.82	4.5 years	$2.8

Exercisable at December 31, 2008	2,777	$39.82	4.5 years	$2.8

The aggregate intrinsic value of stock option exercises during 2008, 2007 and 2006 was $2.2 million, $19.9 million and $16.9 million, respectively.

Cash received from option exercises were $8.1 million, $48.0 million and $38.5 million for 2008, 2007 and 2006, respectively. The Company recorded a realized tax benefit from equity-based awards of $0.8 million, $6.9 million and $6.0 million for the periods ended December 31, 2008, 2007 and 2006, respectively, which have been included in Cash Flows From Financing Activities in the Consolidated Statement of Cash Flows as prescribed by SFAS No. 123(R).

The Company elected to adopt the shortcut method for determining the initial pool of excess tax benefits available to absorb tax deficiencies related to stock-based compensation subsequent to the adoption of SFAS No. 123(R) in accordance with the provisions of FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for Tax Effect of Share-Based Payment Awards”. The shortcut method included simplified procedures to establish the beginning balance of the pool of excess tax benefits (the “APIC Tax Pool”) and to determine the subsequent effect on the APIC Tax Pool and Consolidated Statement of Cash Flows of the effects of employee stock-based compensation awards.

Note 19 — Earnings Per Share

The following table sets forth the computation of earnings per share for the three years ended December 31, (in millions, except per share amounts):

	2008	2007	2006

Net Income	$222.7	$208.3	$158.1

Weighted average number of common shares outstanding during the period	56.0	58.8	60.4
Potential dilutive shares	0.5	0.7	0.7

Average number of shares outstanding (diluted)	56.5	59.5	61.1

Earnings per share:
Basic	$3.97	$3.54	$2.62

Diluted	$3.94	$3.50	$2.59

Certain stock-based awards were not included in the full year computation of earnings per dilutive share because the effect would be anti-dilutive. Anti-dilutive stock options and restricted shares excluded from the

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computation of earnings per dilutive share were 1.6 million, 0.4 million, and 0.7 million, at December 31, 2008, 2007 and 2006, respectively. Additionally, the Company had 1.3 million, 1.3 million and 1.0 million of stock appreciation rights, respectively, which were also excluded as the effect would be anti-dilutive at December 31, 2008, 2007 and 2006.

Note 20 — Accumulated Other Comprehensive (Loss) Income

The following table reflects the accumulated balances of other comprehensive (loss) income (in millions):

					Accumulated
	Pension/	Cumulative	Unrealized Gain	Cash Flow	Other
	OPEB	Translation	(Loss) on	Hedging	Comprehensive
	Adjustment	Adjustment	Investments	Gain (Loss)	Income (Loss)

Balance at December 31, 2005	(4.1)	(5.4)	(0.3)	(1.0)	(10.8)
2006 activity	(34.7)	12.4	0.3	0.4	(21.6)

Balance at December 31, 2006	(38.8)	7.0	—	(0.6)	(32.4)
2007 activity	44.9	14.1	0.2	(0.8)	58.4

Balance at December 31, 2007	6.1	21.1	0.2	(1.4)	26.0
2008 activity	(92.1)	(53.7)	—	3.0	(142.8)

Balance at December 31, 2008	$(86.0)	$(32.6)	$0.2	$1.6	$(116.8)

The pension liability adjustment for 2006 includes the reversal of a minimum pension liability of $2.1 million and a charge of $36.8 million related to the adoption of SFAS No. 158.

Note 21 — Industry Segments and Geographic Area Information

Nature of Operations

Hubbell Incorporated was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Hubbell designs, manufactures and sells quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, the People’s Republic of China, Mexico, Italy, the United Kingdom, Brazil and Australia. Hubbell also participates in joint ventures in Taiwan and the People’s Republic of China, and maintains sales offices in Singapore, the People’s Republic of China, Mexico, South Korea and the Middle East.

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

In December 2008, a decision was made to further consolidate the businesses within the Electrical segment. The wiring products and electrical products businesses were combined to form the electrical systems business. The combination of these two businesses did not have an impact on the Company’s reporting segments.

The Electrical segment is comprised of businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products and lighting fixtures and controls, and other electrical equipment. The products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians, and telecommunications companies. In addition, certain businesses design and manufacture a variety of high voltage test and measurement equipment,

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

industrial controls and communication systems used in the non-residential and industrial markets. Many of these products may also be found in the oil and gas (onshore and offshore) and mining industries. Certain lighting fixtures, wiring devices and electrical products also have residential applications. These products are primarily sold through electrical and industrial distributors, home centers, some retail and hardware outlets, and lighting showrooms. Special application products are sold primarily through wholesale distributors to contractors, industrial customers and OEMs. High voltage products are also sold direct to customers through its sales engineers.

The Power segment consists of operations that design and manufacture various transmission, distribution, substation and telecommunications products primarily used by the utility industry. In addition, certain of these products are used in the civil construction and transportation industries. Products are sold to distributors and directly to users such as electric utilities, mining operations, industrial firms, construction and engineering firms.

Financial Information

Financial information by industry segment and geographic area for the three years ended December 31, 2008, is summarized below (in millions). When reading the data the following items should be noted:

•	Net sales comprise sales to unaffiliated customers — inter-segment and inter-area sales are not significant.

•	Segment operating income consists of net sales less operating expenses, including total corporate expenses, which are generally allocated to each segment on the basis of the segment’s percentage of consolidated net sales. Interest expense and investment income and other expense, net have not been allocated to segments.

•	General corporate assets not allocated to segments are principally cash, prepaid pensions, investments and deferred taxes.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Industry Segment Data

	2008	2007	2006

Net Sales:
Electrical	$1,958.2	$1,897.3	$1,840.6
Power	746.2	636.6	573.7

Total	$2,704.4	$2,533.9	$2,414.3

Operating Income:
Electrical	$227.3	$202.1	$165.6
Special charges, net	—	—	(7.5)

Total Electrical	227.3	202.1	158.1
Power	118.7	97.3	75.8

Operating income	346.0	299.4	233.9
Interest expense	(27.4)	(17.6)	(15.4)
Investment and other (expense) income, net	(0.7)	2.4	3.0

Income before income taxes	$317.9	$284.2	$221.5

Assets:
Electrical	$1,252.0	$1,106.7	$1,103.2
Power	636.7	510.0	478.5
General Corporate	226.8	246.7	169.8

Total	$2,115.5	$1,863.4	$1,751.5

Capital Expenditures:
Electrical	$31.7	$38.5	$59.7
Power	12.1	13.6	16.2
General Corporate	5.6	3.8	10.9

Total	$49.4	$55.9	$86.8

Depreciation and Amortization:
Electrical	$42.7	$41.8	$40.3
Power	20.4	18.4	15.1

Total	$63.1	$60.2	$55.4

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Area Data

	2008	2007	2006

Net Sales:
United States	$2,283.5	$2,175.9	$2,109.2
International	420.9	358.0	305.1

Total	$2,704.4	$2,533.9	$2,414.3

Operating Income:
United States	$269.9	$250.3	$207.4
Special charges, net	—	—	(7.5)
International	76.1	49.1	34.0

Total	$346.0	$299.4	$233.9

Property, Plant, and Equipment, net:
United States	$291.1	$277.6	$269.9
International	58.0	49.5	48.6

Total	$349.1	$327.1	$318.5

On a geographic basis, the Company defines “international” as operations based outside of the United States and its possessions. Sales of international units were 16%, 14% and 13% of total sales in 2008, 2007 and 2006, respectively, with the Canadian and United Kingdom operations representing approximately 55% collectively of the 2008 total. Long-lived assets of international subsidiaries were 17% in 2008 and 15% of the consolidated total in 2007 and 2006, with the Mexican, Canadian and United Kingdom operations representing approximately 59%, 13% and 12%, respectively, of the 2008 total. Export sales directly to customers or through electric wholesalers from United States operations were $184.9 million in 2008, $145.8 million in 2007 and $131.2 million in 2006.

Note 22 — Guarantees

The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued.

The Company records a liability equal to the fair value of guarantees in the Consolidated Balance Sheet in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. As of December 31, 2008 and 2007, the fair value and maximum potential payment related to the Company’s guarantees were not material. The Company may enter into various hedging instruments which are subject to disclosure in accordance with FIN 45. As of December 31, 2008, the Company had 18 individual forward exchange contracts outstanding each for the purchase of $1.0 million U.S. dollars which expire through December 2009. These contracts were entered into in order to hedge the exposure to fluctuating rates of exchange on anticipated inventory purchases. These contracts have been designated as cash flow hedges in accordance with SFAS No. 133, as amended.

The Company offers a product warranty which covers defects on most of its products. These warranties primarily apply to products that are properly used for their intended purpose, installed correctly, and properly maintained. The Company generally accrues estimated warranty costs at the time of sale. Estimated warranty expenses are based upon historical information such as past experience, product failure rates, or the number of units repaired or replaced. Adjustments are made to the product warranty accrual as claims are incurred or as historical experience indicates. The product warranty accrual is reviewed for reasonableness on a quarterly basis and is

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjusted as additional information regarding expected warranty costs become known. Changes in the accrual for product warranties in 2008 are set forth below (in millions):

Balance at December 31, 2007	$6.1
Current year provision	3.0
Expenditures/other	(2.5)

Balance at December 31, 2008	$6.6

Note 23 — Quarterly Financial Data (Unaudited)

The table below sets forth summarized quarterly financial data for the years ended December 31, 2008 and 2007 (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008
Net Sales	$627.9	$689.6	$734.8	$652.1
Gross Profit	$187.4	$209.9	$220.2	$185.9
Net Income	$48.4	$61.5	$66.5	$46.3
Earnings Per Share — Basic	$0.86	$1.10	$1.19	$0.83
Earnings Per Share — Diluted	$0.85	$1.09	$1.18	$0.82

2007
Net Sales	$625.7	$640.8	$652.7	$614.7
Gross Profit	$173.0	$187.3	$194.6	$180.9
Net Income	$41.7	$53.3	$65.3	$48.0	(1)
Earnings Per Share — Basic	$0.70	$0.90	$1.12	$0.83
Earnings Per Share — Diluted	$0.69	$0.89	$1.10	$0.82

(1)	Net Income in the fourth quarter of 2007 included an income tax benefit of $5.3 million related to the completion of IRS examinations for tax years 2004 and 2005.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-K. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information (including from consolidated subsidiaries) required to be included in Exchange Act reports. Management’s annual report on internal control over financial reporting and the independent registered public accounting firm’s audit report on the effectiveness of our internal control over financial reporting are included in the financial statements for the year ended December 31, 2008 which are included in Item 8 of this Annual Report on Form 10-K.

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

The Company’s Chief Executive Officer made the annual certification required by Section 303A.12 of the NYSE Company Manual on May 5, 2008. The Company has filed with the SEC as exhibits to this Form 10-K the Sarbanes-Oxley Act Section 302 Certifications of its Chief Executive Officer and Chief Financial Officer relating to the quality of its public disclosure.

(1) Certain of the information required by this item regarding executive officers is included in Part I, Item 4 of this Form 10-K and the remaining required information is incorporated by reference to the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 4, 2009.

Item 11.	Executive Compensation(2)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to the Company’s common stock that may be issued under the Company’s equity compensation plans (in thousands, except per share amounts):

	A		B	C
			Weighted Average	Number of Securities Remaining
	Number of Securities to be		Exercise Price of	Available for Future Issuance
	Issued upon Exercise of		Outstanding	Under Equity Compensation
	Outstanding Options,		Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column A)

Equity Compensation Plans Approved by Shareholders(a)	3,272	(c)	$39.74	3,104	(c)
Equity Compensation Plans Not Requiring Shareholder Approval(b)	—		—	2	(d)
	—		—	295	(c)

Total	3,272		$39.74	3,401

(a)	The Company’s (1) Stock Option Plan for Key Employees, and (2) 2005 Incentive Award Plan.

(b)	The Company’s Deferred Compensation Plan for Directors.

(c)	Class B Common Stock

(d)	Class A Common Stock

The remaining information required by this item is incorporated by reference to the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 4, 2009.

Item 13.	Certain Relationships and Related Transactions(2)

Item 14.	Principal Accountant Fees and Services(2)

(2)	The information required by this item is incorporated by reference to the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 4, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

1.	Financial Statements and Schedule

Financial statements and schedule listed in the Index to Financial Statements and Schedule are filed as part of this Annual Report on Form 10-K.

2.	Exhibits

Number	Description

3a	Restated Certificate of Incorporation, as amended and restated as of September 23, 2003. Exhibit 3a of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2003, and filed on November 10, 2003, is incorporated by reference.
3b	By-Laws, Hubbell Incorporated, as amended on December 2, 2008. Exhibit 3.1 of the registrant’s report on Form 8-K dated and filed December 4, 2008, is incorporated by reference.
4b	Senior Indenture, dated as of September 15, 1995, between Hubbell Incorporated and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank and Chemical Bank), as trustee. Exhibit 4a of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
4c	Specimen Certificate of 6.375% Notes due 2012. Exhibit 4b of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
4d	Specimen Certificate of registered 6.375% Notes due 2012. Exhibit 4c of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
4e	Registration Rights Agreement, dated as of May 15, 2002, among Hubbell Incorporated and J.P. Morgan Securities, Inc., BNY Capital Markets, Inc., Deutsche Bank Securities Inc., First Union Securities, Inc., Morgan Stanley & Co. Incorporated and Salomon Smith Barney Inc. as the Initial Purchasers. Exhibit 4d of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
4f	First Supplemental Indenture, dated as of June 2, 2008, between Hubbell Incorporated and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., The Chase Manhattan Bank and Chemical Bank), as trustee, including the form of 5.95% Senior Notes due 2018. Exhibit 4.2 of the registrant’s report on Form 8-K filed on June 2, 2008, is incorporated by reference.
4g	Amended and Restated Rights Agreement, dated as of December 17, 2008, between Hubbell Incorporated and Mellon Investor Services LLC (successor to ChaseMellon Shareholder Services, L.L.C.), as Rights Agent. Exhibit 4.1 of the registrant’s report on Form 8-K filed on December 17, 2008, is incorporated by reference.
10a†	Hubbell Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005. Exhibit 10a of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed October 26, 2007, is incorporated by reference.
10b(1)†	Hubbell Incorporated Stock Option Plan for Key Employees, as amended and restated effective May 5, 2003.(i) Exhibit 10b(1) of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2003, filed August 12, 2003, is incorporated by reference; (ii) Amendment, dated June 9, 2004, filed as Exhibit 10ee of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2004, filed August 5, 2004, is incorporated by reference.
10b(2)†	Amendment, dated September 21, 2006, to the Hubbell Incorporated Stock Option Plan for Key Employees. Exhibit 10.1 of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2006, filed on November 7, 2006 is incorporated by reference.
10f	Hubbell Incorporated Deferred Compensation Plan for Directors, as amended and restated effective January 1, 2005, as amended December 4, 2007.
10f(1)*	Amendment, dated December 10, 2008, to the Hubbell Incorporated Deferred Compensation Plan for Directors.

Number	Description

10h†	Hubbell Incorporated Key Man Supplemental Medical Insurance, as amended and restated effective January 1, 2005. Exhibit 10h of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed October 26, 2007, is incorporated by reference.
10i	Hubbell Incorporated Retirement Plan for Directors, as amended and restated effective January 1, 2005. Exhibit 10i of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed October 26, 2007, is incorporated by reference.
10o†	Hubbell Incorporated Policy for Providing Severance Payments to Key Managers, as amended and restated effective September 12, 2007. Exhibit 10o of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed on October 26, 2007, is incorporated by reference.
10p†	Hubbell Incorporated Senior Executive Incentive Compensation Plan, effective January 1, 1996. Exhibit C of the registrant’s proxy statement, dated March 22, 1996 and filed on March 27, 1996, is incorporated by reference.
10.1†	Amended and Restated Continuity Agreement, dated as of November 1, 2007, between Hubbell Incorporated and Timothy H. Powers. Exhibit 10.1 of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10.3†	Amended and Restated Continuity Agreement, dated as of November 1, 2007, between Hubbell Incorporated and Scott H. Muse. Exhibit 10.3 of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10u†	Amended and Restated Continuity Agreement, dated as of November 1, 2007, between Hubbell Incorporated and Richard W. Davies. Exhibit 10.u of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10v†	Amended and Restated Continuity Agreement, dated as of November 1, 2007, between Hubbell Incorporated and James H. Biggart. Exhibit 10.v of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10w†	Hubbell Incorporated Top Hat Restoration Plan, as amended and restated effective January 1, 2005. Exhibit 10w of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007 filed October 26, 2007, is incorporated by reference.
10z†	Hubbell Incorporated Incentive Compensation Plan, adopted effective January 1, 2002. Exhibit 10z of the registrant’s report on Form 10-K for the year 2001, filed on March 19, 2002, is incorporated by reference.
10aa†	Amended and Restated Continuity Agreement, dated as of November 1, 2007, between Hubbell Incorporated and W. Robert Murphy. Exhibit 10.aa of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10cc†	Amended and Restated Continuity Agreement, dated as of November 1, 2007, between Hubbell Incorporated and Gary N. Amato. Exhibit 10.cc of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10.9†	Grantor Trust for Senior Management Plans Trust Agreement, dated as of March 14, 2005, between Hubbell Incorporated and The Bank of New York, as Trustee. Exhibit 10.9 of the registrant’s report on Form 8-K dated and filed March 15, 2005, is incorporated by reference.
10.9.1†	First Amendment, dated as of January 1, 2005, to the Hubbell Incorporated Grantor Trust for Senior Management Plans Trust Agreement. Exhibit 10.9.1 of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10.10†	Grantor Trust for Non-Employee Director Plans Trust Agreement, dated as of March 14, 2005, between Hubbell Incorporated and The Bank of New York. Exhibit 10.10 of the registrant’s report on Form 8-K dated and filed March 15, 2005, is incorporated by reference.
10.10.1†	First Amendment, dated as of January 1, 2005, to the Hubbell Incorporated Grantor Trust for Non-Employee Director Plans Trust Agreement. Exhibit 10.10.1 of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10.ee†	Hubbell Incorporated 2005 Incentive Award Plan. Exhibit B of the registrant’s proxy statement, dated as of March 16, 2005, is incorporated by reference.

Number	Description

10.ee(1)†	Amendment, dated September 21, 2006, to the Hubbell Incorporated 2005 Incentive Award Plan. Exhibit 10.2 of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2006, filed on November 7, 2006 is incorporated by reference.
10.ff†	Letter Agreement, dated September 2005, between Hubbell Incorporated and David G. Nord. Exhibit 99.1 of the registrant’s report on Form 8-K dated and filed September 6, 2005, is incorporated by reference.
10.gg†	Amended and Restated Continuity Agreement, dated as of November 1, 2007, between Hubbell Incorporated and David G. Nord. Exhibit 10.gg of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10.ii	Credit Agreement, dated as of October 31, 2007 Among Hubbell Incorporated, Hubbell Cayman Limited, Hubbell Investments Limited, The Lenders Party hereto, Bank of America, N.A., Citibank, N.A., U.S. Bank National Association, and Wachovia Bank National Association as Syndication Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc. as Sole Lead Arranger and Bookrunner (the “Credit Agreement”). Exhibit 10.ii of the registrant’s report on Form 8-K dated and filed November 5, 2007 is incorporated by reference.
10.ii(1)	Amendment No. 1, dated as of October 31, 2007, to the Credit Agreement described in Exhibit No. 10.ii above. Exhibit 10.1 of the registrant’s report on Form 10-Q for the first quarter (ended March 31), 2008, dated and filed April 25, 2008, is incorporated by reference.
10.jj†	Hubbell Incorporated Executive Deferred Compensation Plan, effective January 1, 2008. Exhibit 10.jj of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed on October 26, 2007, is incorporated by reference.
10.kk†	Hubbell Incorporated Supplemental Management Retirement Plan, effective September 12, 2007. Exhibit 10.ll of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed on October 26, 2007, is incorporated by reference.
10.ll†	Continuity Agreement, dated as of November 1, 2007, between Hubbell Incorporated and William Tolley. Exhibit 10.ll of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10.mm†	Trust Agreement, dated as of January 1, 2008, by and between Hubbell Incorporated and T. Rowe Price Trust Company, as Trustee. Exhibit 10.mm of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10.nn†	Amendment, dated February 15, 2008, to Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan. Exhibit 10.nn of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10.oo†	Amendment, dated February 15, 2008, to Amended and Restated Continuity Agreement for James H. Biggart. Exhibit 10.oo of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10.pp†	Amendment, dated February 15, 2008, to Amended and Restated Continuity Agreement for Timothy H. Powers. Exhibit 10.pp of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10.qq†	Amendment dated February 15, 2008, to Amended and Restated Continuity Agreement for Richard W. Davies. Exhibit 10.qq of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10.rr†	Continuity Agreement, dated as of July 1, 2008, between Hubbell Incorporated and Darrin S. Wegman. Exhibit 10.rr of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2008, filed July 28, 2008, is incorporated by reference.
10.ss†	Amendment, dated as of July 24, 2008, to Amended and Restated Continuity Agreement for Gary N. Amato. Exhibit 10.ss of the registrant’s report of Form 10-Q for the second quarter (ended June 30), 2008, filed July 28, 2008, is incorporated by reference.
21*	Listing of significant subsidiaries.
23*	Consent of PricewaterhouseCoopers LLP.

Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	This exhibit constitutes a management contract, compensatory plan, or arrangement

*	Filed hereunder

Hubbell Incorporated

By	/s/ Darrin S. Wegman
Darrin S. Wegman
Vice President and
Controller
(Also signing as Chief Accounting Officer)

By	/s/ David G. Nord
David G. Nord
Senior Vice President and
Chief Financial Officer

Date: February 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Title	Date

By	/s/ T. H. Powers T. H. Powers	Chairman of the Board, President and Chief Executive Officer and Director	2/20/09

By	/s/ D. G. Nord D. G. Nord	Senior Vice President and Chief Financial Officer	2/20/09

By	/s/ D. Wegman D. Wegman	Vice President, Controller	2/20/09

By	/s/ E. R. Brooks E. R. Brooks	Director	2/20/09

By	/s/ G. W. Edwards, Jr G. W. Edwards, Jr	Director	2/20/09

By	/s/ A. J. Guzzi A. J. Guzzi	Director	2/20/09

By	/s/ J. S. Hoffman J. S. Hoffman	Director	2/20/09

By	/s/ A. Mcnally IV A. McNally IV	Director	2/20/09

By	/s/ D. J. Meyer D. J. Meyer	Director	2/20/09

By	/s/ G. J. Ratcliffe G. J. Ratcliffe	Director	2/20/09

By	/s/ R. J. Swift R. J. Swift	Director	2/20/09

By	/s/ D. S. Van Riper D. S. Van Riper	Director	2/20/09

Schedule II

HUBBELL INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

Reserves deducted in the balance sheet from the assets to which they apply (in millions):

		Additions/
		(Reversals)
	Balance at	Charged to		Acquisitions/		Balance
	Beginning	Costs and		Disposition		at End
	of Year	Expenses		of Businesses	Deductions	of Year

Allowances for doubtful accounts receivable:
Year 2006	$4.2	$0.4		$0.1	$(1.5)	$3.2
Year 2007	$3.2	$1.5		$—	$(1.0)	$3.7
Year 2008	$3.7	$2.2		$0.4	$(2.3)	$4.0
Allowance for credit memos and returns:
Year 2006	$16.0	$118.6		$0.1	$(115.9)	$18.8
Year 2007	$18.8	$123.2		$—	$(123.1)	$18.9
Year 2008	$18.9	$106.3		$0.2	$(108.6)	$16.8
Allowances for excess/obsolete inventory:
Year 2006	$16.5	$6.4	*	$0.2	$(2.2)	$20.9
Year 2007	$20.9	$9.5		$0.5	$(3.3)	$27.6
Year 2008	$27.6	$9.1		$1.2	$(4.8)	$33.1
Valuation allowance on deferred tax assets:
Year 2006	$0.6	$(0.6)		$—	$—	$—
Year 2007	$—	$—		$—	$—	$—
Year 2008	$—	$2.5		$—	$—	$2.5

*	Includes the cost of product line discontinuances of $0.2 million in 2006.