Form 10-Q
period 2009-03-31
HUBBELL INC
filed 2009-04-24
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of April 20, 2009 were 7,167,506 and 49,223,783, respectively.

HUBBELL INCORPORATED

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUBBELL INCORPORATED
Condensed Consolidated Statement of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31
	2009	2008
Net sales	$585.6	$627.9
Cost of goods sold	418.6	440.5

Gross profit	167.0	187.4
Selling & administrative expenses	109.7	112.1

Operating income	57.3	75.3

Interest expense, net	(7.7)	(4.6)
Other income (expense), net	0.2	(1.1)

Total other expense, net	(7.5)	(5.7)
Income before income taxes	49.8	69.6
Provision for income taxes	15.7	21.2

Net income	34.1	48.4
Less: Net income attributable to noncontrolling interest	0.3	—

Net income attributable to Hubbell	$33.8	$48.4

Earnings per share
Basic	$0.60	$0.85
Diluted	$0.60	$0.85
Average number of common shares outstanding
Basic	56.4	56.7
Diluted	56.5	57.2
Cash dividends per common share	$0.35	$0.33
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Balance Sheet
(unaudited)
(in millions)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$192.0	$178.2
Accounts receivable, net	334.4	357.0
Inventories, net	320.1	335.2
Deferred taxes and other	54.2	48.7

Total current assets	900.7	919.1
Property, Plant, and Equipment, net	344.7	349.1
Other Assets
Investments	38.9	35.1
Goodwill	584.4	584.6
Intangible assets and other	221.0	227.6

Total Assets	$2,089.7	$2,115.5

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$141.2	$168.3
Accrued salaries, wages and employee benefits	38.1	61.5
Accrued insurance	53.0	46.3
Dividends payable	19.7	19.7
Other accrued liabilities	128.9	129.2

Total current liabilities	380.9	425.0
Long-term Debt	497.5	497.4
Other Non-Current Liabilities	183.4	182.0

Total Liabilities	1,061.8	1,104.4

Hubbell Shareholders’ Equity	1,024.6	1,008.1
Noncontrolling interest	3.3	3.0

Total Equity	1,027.9	1,011.1

Total Liabilities and Equity	$2,089.7	$2,115.5

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Statement of Cash Flows
(unaudited)
(in millions)

	Three Months Ended
	March 31
	2009	2008
Cash Flows from Operating Activities
Net income attributable to Hubbell	$33.8	$48.4
Net income attributable to noncontrolling interest	0.3	—

Net income	34.1	48.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17.1	15.1
Deferred income taxes	3.3	1.0
Stock-based compensation	2.0	2.6
Tax benefit on stock-based awards	—	(0.3)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	26.2	(29.3)
Decrease (increase) in inventories	12.1	(1.3)
(Decrease) increase in current liabilities	(47.6)	7.7
Changes in other assets and liabilities, net	(3.8)	(10.1)
Contribution to defined benefit pension plans	(0.8)	(1.2)
Other, net	4.0	(0.2)

Net cash provided by operating activities	46.6	32.4

Cash Flows from Investing Activities
Capital expenditures	(8.0)	(11.9)
Acquisition of businesses, net of cash acquired	(0.3)	(103.2)
Purchases of available-for-sale investments	(4.0)	(3.5)
Proceeds from available-for-sale investments	1.8	8.5
Other, net	0.3	1.2

Net cash used in investing activities	(10.2)	(108.9)

Cash Flows from Financing Activities
Commercial paper borrowings, net	—	206.8
Payment of dividends	(19.7)	(19.1)
Proceeds from exercise of stock options	—	0.4
Tax benefit on stock-based awards	—	0.3
Acquisition of common shares	—	(92.2)

Net cash (used in) provided by financing activities	(19.7)	96.2

Effect of foreign currency exchange rate changes on cash and cash equivalents	(2.9)	3.1

Increase in cash and cash equivalents	13.8	22.8
Cash and cash equivalents
Beginning of period	178.2	77.5

End of period	$192.0	$100.3

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
     The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2008.
     Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements. In February 2008, the FASB issued a FASB Staff Position (“FSP”) 157-2 which allowed companies to elect a one year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. The Company currently does not have any financial assets or liabilities that are valued in inactive or non orderly markets, and as such are not currently impacted by the issuance of FSP FAS 157-3 or FSP FAS 157-4. The Company has adopted SFAS No. 157 as of January 1, 2008 and FSP 157-2 as of January 1, 2009. See Note 12 — Fair Value Measurement.
     In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations”, which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP 141 (R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that arise from Contingencies”, which amends and clarifies the initial and subsequent accounting and disclosures of contingencies in a business combination. The Company has adopted SFAS No. 141 (R) effective January 1, 2009 and will apply it and FSP 141 (R)-1 prospectively to business combinations completed after January 1, 2009.
     In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment to Accounting Research Bulletin (“ARB”) No. 51”. SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. The Company has adopted SFAS No. 160 effective January 1, 2009. Pursuant to the transition provisions of this standard, the presentation and disclosure requirements have been applied retrospectively for all periods presented.

     In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS 133”. SFAS No. 161 requires enhanced disclosures, including interim period disclosures, about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of this statement requires expanded disclosures concerning where derivatives are reported on the balance sheet and where gains/losses are recognized in the results of operations. The Company has adopted SFAS No. 161 effective January 1, 2009. See Note 13 – Derivatives.
     In April 2008, the FASB issued FSP 142-3 “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company has adopted FSP 142-3 effective January 1, 2009 and will apply it prospectively to intangible assets acquired going forward. The Company does not anticipate this standard will have a material impact on its financial statements.
     In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and earnings per dilutive share must be applied. The restricted stock awards the Company has granted to employees and directors are considered participating securities as they receive nonforfeitable dividends. The Company has adopted FSP EITF 03-6-1 effective January 1, 2009. Retrospective application of this standard has decreased both basic and diluted earnings per share by $.01 for each of the years ended December 31, 2008 and December 31, 2007.
     In December of 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. FSP 132(R)-1 is intended to improve disclosures about a company’s postretirement benefit plan assets by requiring more information about how investment allocation decisions are made, major categories of plan assets, fair value assumptions and concentrations of risk. The disclosures required by FSP 132(R)-1 will be included in the Company’s December 31, 2009 financial statements. This statement will not impact the consolidated financial results as the requirements are disclosure-only in nature.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP will not impact the consolidated financial results as the requirements are disclosure-only in nature and is effective for interim reporting periods ending after June 15, 2009.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments for both debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not anticipate this standard will have a material impact on its financial statements.
2. Segment Information
     The Company’s reporting segments consist of the Electrical segment (comprised of electrical systems products and lighting products) and the Power segment. The following table sets forth financial information by business segment (in millions):

					Operating Income
	Net Sales		Operating Income		as a % of Net Sales
	2009	2008	2009	2008	2009	2008
Three Months Ended March 31,
Electrical	$402.5	$470.3	$27.7	$50.0	6.9%	10.6%
Power	183.1	157.6	29.6	25.3	16.2%	16.1%

Total	$585.6	$627.9	$57.3	$75.3	9.8%	12.0%

3. Variable Interest Entities
     The Company has a 50% interest in a joint venture in Hong Kong, established as Hubbell Asia Limited (“HAL”). The principal objective of HAL is to manage the operations of its wholly-owned manufacturing company in the People’s Republic of China. HAL commenced operations during the third quarter of 2008.

     HAL is considered a variable interest entity (“VIE”) under the provisions of FASB Interpretation (“FIN”) No. 46(R) “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. The Company absorbs the majority of the risk of loss (and benefit of gains) from the VIE’s activities, and as such is the primary beneficiary. HAL has been consolidated in accordance with FIN 46(R). The presentation and disclosure requirements related to HAL’s noncontrolling interest have been applied retrospectively for all periods presented in accordance with SFAS No. 160.
4. Business Acquisitions
     In 2008, the Company completed a total of seven acquisitions at a cost of $267.4 million. As of December 31, 2008, allocation of the purchase price to the assets acquired and liabilities assumed had not been finalized related to the acquisitions of The Varon Lighting Group, LLC (“Varon”) and CDR Systems Corp. (“CDR”).
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
     In December 2008, the Company purchased all of the outstanding common stock of Varon for approximately $55.7 million in cash. Varon is a leading provider of energy-efficient lighting fixtures and controls designed for the indoor commercial and industrial lighting retrofit and relight market, as well as new and retrofit pedestrian-scale lighting applications. Varon has manufacturing operations in California, Florida and Wisconsin. This acquisition has been added to the lighting business within the Electrical segment.
     The following table summarizes the most recent financial data for the opening balance sheets associated with the Varon and CDR acquisitions (in millions):

	2008
	Varon	CDR
Purchase Price Allocations:
Current assets	$20.4	$9.1
Other non-current assets	3.6	8.9
Intangible assets	18.9	17.8
Goodwill	23.6	38.4
Current liabilities	(9.8)	(5.4)
Non-current liabilities	(1.0)	—

Total Purchase price	$55.7	$68.8

Intangible Assets:
Patents, tradenames and trademarks	$2.2	$6.0
Customer/Agent relationships	16.7	11.6
Other	—	0.2

Total Intangible assets	$18.9	$17.8

Intangible Asset Amortization Period:
Patents, tradenames and trademarks	30 years	30 years
Customer/Agent relationships	10 years	10 years
Other	—	<1 year

Total weighted average	12 years	17 years

Approximate percentage of goodwill deductible for tax purposes	100%	100%

     The purchase price allocation for these acquisitions will be finalized upon the completion of working capital adjustments and fair value analyses. Final determination of the purchase price and fair values to be assigned may result in adjustments to the preliminary estimated values and amortization periods assigned at the date of acquisition.
     The Condensed Consolidated Financial Statements include the results of operations of all the businesses acquired in 2008 from their respective dates of acquisition. These acquisitions increased the Company’s net sales and earnings but did not materially impact earnings either on an aggregate or per share basis.

5. Inventories
     Inventories are comprised of the following (in millions):

	March 31, 2009	December 31, 2008
Raw material	$104.5	$108.6
Work-in-process	63.1	65.7
Finished goods	239.9	247.2

	407.5	421.5
Excess of FIFO over LIFO cost basis	(87.4)	(86.3)

Total	$320.1	$335.2

6. Goodwill and Other Intangible Assets
     Changes in the carrying amounts of goodwill for the three months ended March 31, 2009, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
Balance at December 31, 2008	$324.1	$260.5	$584.6
Acquisition adjustments	(5.6)	6.3	0.7
Translation adjustments	(1.0)	0.1	(0.9)

Balance at March 31, 2009	$317.5	$266.9	$584.4

     The acquisition adjustments represent purchase accounting adjustments related to the December 2008 Varon acquisition in the Electrical segment and the September 2008 CDR acquisition in the Power segment.
     The carrying value of other intangible assets included in Intangible assets and other in the Condensed Consolidated Balance Sheet, is as follows (in millions):

	March 31, 2009		December 31, 2008
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization
Definite-lived:
Patents, tradenames and trademarks	$78.7	$(8.6)	$84.4	$(7.4)
Customer/Agent relationships and other	81.2	(13.1)	74.2	(12.0)

Total	159.9	(21.7)	158.6	(19.4)
Indefinite-lived:
Tradenames and other	20.3	—	20.3	—

Total	$180.2	$(21.7)	$178.9	$(19.4)

     Amortization expense associated with these definite-lived intangible assets in the first three months of 2009 was $2.4 million. Amortization expense associated with these intangible assets for the full year is expected to be $10.2 million in 2009, $9.7 million in 2010, $9.1 million for 2011, $8.7 million for 2012 and $8.5 million for 2013 and 2014.

7. Total Equity
     Total equity is comprised of the following (in millions, except per share amounts):

	March 31,	December 31,
	2009	2008
Common stock, $.01 par value:
Class A — authorized 50.0 shares; issued and outstanding 7.2 and 7.2 shares	$0.1	$0.1
Class B — authorized 150.0 shares; issued and outstanding 49.2 and 49.1 shares	0.5	0.5
Additional paid-in capital	22.6	16.3
Retained earnings	1,122.0	1,108.0
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(84.8)	(86.0)
Cumulative translation adjustment	(37.3)	(32.6)
Unrealized gain on investment, net of tax	0.4	0.2
Cash flow hedge gain, net of tax	1.1	1.6

Total Accumulated other comprehensive loss	(120.6)	(116.8)

Hubbell Shareholders’ equity	1,024.6	1,008.1
Noncontrolling interest	3.3	3.0

Total equity	$1,027.9	$1,011.1

     The increase in additional paid-in capital is due to the issuance of $4.3 million of shares as payment of director’s deferred compensation and $2.0 million of stock-based compensation.
8. Comprehensive Income
     Total comprehensive income and its components are as follows (in millions):

	Three Months Ended
	March 31
	2009	2008
Net income	$34.1	$48.4
Foreign currency translation adjustments	(4.7)	4.4
Amortization of net prior service costs and net actuarial losses, net of tax	1.2	0.3
Change in unrealized loss on investments, net of tax	0.2	0.2
Change in unrealized (gains) losses on cash flow hedges, net of tax	(0.5)	1.3

Total Comprehensive income	30.3	54.6
Less: Comprehensive income attributable to noncontrolling interest	0.3	—

Comprehensive income attributable to Hubbell	$30.0	$54.6

9. Earnings Per Share
     The following table sets forth the computation of earnings per share for the three months ended March 31, 2009 and 2008 (in millions, except per share amounts):

	Three Months Ended
	March 31
	2009	2008
Net income attributable to Hubbell	$33.8	$48.4

Weighted average number of common shares outstanding during the period	56.4	56.7
Potential dilutive shares	0.1	0.5

Average number of shares outstanding	56.5	57.2

Earnings per share
- Basic	$0.60	$0.85

- Diluted	$0.60	$0.85

     For the three months ended March 31, 2009 and 2008, there were 2.3 and 0.8 million, respectively, of stock options and performance shares which are considered anti-dilutive and have been excluded from the calculation of earnings per diluted share. In addition, 2.0 and 1.4 million of stock appreciation rights were excluded from the calculation of earnings per diluted share for the three months ended March 31, 2009 and 2008, respectively, as the effect would be anti-dilutive.
     In accordance with FSP EITF 03-6-1, effective January 1, 2009, the computation of common shares outstanding has been modified to include all outstanding unvested share-based payments that contain rights to nonforfeitable dividends. The retrospective application of this standard has decreased basic earnings per share by $0.01 for the three months ended March 31, 2008 and decreased both basic and diluted earnings per share by $0.01 for the year ended December 31, 2008. There was no impact on dilutive earnings per share for the three months ended March 31, 2008 as a result of this implementation.
10. Pension and Other Benefits
     The following table sets forth the components of pension and other benefits cost for the three months ended March 31, (in millions):

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Three Months Ended March 31, Components of net periodic benefit cost
Service cost	$3.1	$3.9	$—	$0.1
Interest cost	9.1	9.1	0.4	0.4
Expected return on plan assets	(9.3)	(12.0)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Amortization of actuarial losses	1.7	0.3	—	—

Net periodic benefit cost	$4.7	$1.4	$0.4	$0.5

Employer Contributions
     Although not required under the Pension Protection Act of 2006, the Company may decide to make a voluntary contribution to its qualified domestic benefit pension plans in 2009. The Company anticipates contributing approximately $4.0 million to its foreign plans during 2009, of which $0.8 million has been contributed through March 31, 2009.
11. Guarantees
     The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.
     The Company records a liability equal to the fair value of guarantees in the Consolidated Balance Sheet in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. As of March 31, 2009, the fair value and maximum potential payment related to the Company’s guarantees were not material.
     The Company offers a product warranty which covers defects on most of its products. These warranties primarily apply to products that are properly used for their intended purpose, installed correctly, and properly maintained. The Company accrues estimated warranty costs at the time of sale. Estimated warranty expenses are based upon historical information such as past experience, product failure rates, or the number of units to be repaired or replaced. Adjustments are made to the product warranty accrual as claims are incurred or as historical experience indicates. The product warranty accrual is reviewed for reasonableness on a quarterly basis and is adjusted as additional information regarding expected warranty costs becomes known. Changes in the accrual for product warranties in the first three months of 2009 are set forth below (in millions):

Balance at December 31, 2008	$6.6
Provision	0.9
Purchase accounting adjustment	0.7
Expenditures/other	(0.7)

Balance at March 31, 2009	$7.5

     The purchase accounting adjustment relates to a pre-acquisition warranty issue.
12. Fair Value Measurement
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements. In February 2008, the FASB issued FSP 157-2 which allowed companies to elect a one year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted SFAS No. 157 as of January 1, 2008 and FSP 157-2 as of January 1, 2009.
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
     The only Company financial assets and liabilities impacted by SFAS No. 157 were long-term investments and forward exchange contracts.
     The fair value measurements related to these financial assets are summarized as follows:

		Quoted Prices	Quoted Prices		Quoted Prices	Quoted Prices
		in Active Markets	in Active Markets		in Active Markets	in Active Markets
		for Identical	for Similar Assets		for Identical	for Similar Assets
	March 31, 2009	Assets (Level 1)	(Level 2)	December 31, 2008	Assets (Level 1)	(Level 2)
Long-term investments	$38.9	$38.9	$—	$35.1	$35.1	$—
Forward exchange contracts	1.2	—	1.2	1.9	—	1.9

Total Assets	$40.1	$38.9	$1.2	$37.0	$35.1	$1.9

13. Derivatives
     To limit financial risk in the management of its assets, liabilities and debt, the Company may use derivative financial instruments such as: foreign currency hedges, commodity hedges, interest rate hedges and interest rate swaps. All derivative financial instruments are matched with an existing Company asset, liability or proposed transaction. Market value gains or losses on the derivative financial instrument are recognized in income when the effects of the related price changes of the underlying asset or liability are recognized in income. Prior to the 2002 and 2008 issuance of long-term notes, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2002 interest rate lock resulted in a $1.3 million loss while the 2008 interest rate lock resulted in a $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. As of March 31, 2009 there were $0.3 million of net unamortized gains remaining.
     In 2009 and 2008, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases. As of March 31, 2009, the Company has 18 individual forward exchange contracts, each for $1 million, which have various expiration dates through March 2010. These contracts have been designated as cash flow hedges in accordance with SFAS No. 133, as amended. The fair value of these forward exchange contracts as of March 31, 2009 is an asset of $1.2 million and has been recorded in Deferred taxes and other.
     As of March 31, 2009, the Company had $0.8 million of unrealized cash flow hedge gains recorded in Accumulated other comprehensive loss. During the three months ended March 31, 2009, there were $1.1 million of gains recorded in Cost of goods sold related to forward exchange contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW OF THE BUSINESS
     Our Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. The Company’s reporting segments consist of the Electrical segment (comprised of electrical systems products and lighting products) and the Power segment. Results for the quarter by segment are included under “Segment Results” within this Management’s Discussion and Analysis.
     During 2009, we anticipate significant recessionary conditions resulting in lower overall demand. Nevertheless, we are continuing to execute a business strategy focused on:
•	Revenue

Organic. While overall demand in 2009 is expected to decrease due to the recessionary market conditions, the Company remains focused on expanding market share through a greater emphasis on new product introductions and better leverage of sales and marketing efforts across the organization.

Acquisitions. In 2008, we invested a total of $267.4 million on acquisitions and their related costs. Three of these acquisitions were added to our Electrical segment, while the remaining four were added to our Power segment. These businesses are expected to contribute approximately $200 million in annual net sales.

•	Price Realization

In 2008, numerous price increases were implemented to offset significant commodity cost headwinds, steel in particular. In 2009, we anticipate a less volatile commodity environment and will continue to exercise pricing discipline. However, the combination of weaker overall demand and lower commodity costs will make price realization challenging in 2009.

•	Cost Containment

Global sourcing. We remain focused on expanding our global product and component sourcing and supplier cost reduction program. We continue to consolidate suppliers, utilize reverse auctions, and partner with vendors to shorten lead times, improve quality and delivery and reduce costs.

Freight and Logistics. Transporting our products from suppliers, to warehouses, and ultimately to our customers, is a major cost to our Company. We see opportunities, in 2009, to further reduce these costs and increase the effectiveness of our freight and logistics processes including capacity utilization and network optimization.

•	Productivity

We continue to leverage the benefits of the enterprise-wide business system implementation, including standardizing best practices in inventory management, production planning and scheduling to improve manufacturing throughput and reduce costs. In addition, value-engineering efforts and product transfers are also expected to contribute to our productivity improvements. We also continue to emphasize further reductions in lead times and improved service levels to our customers.

Working Capital Efficiency. Working capital efficiency is principally measured as the percentage of trade working capital (inventory plus accounts receivable, less accounts payable) divided by annual net sales. We continue to focus on improving our working capital efficiency with an emphasis on inventory.

Transformation of business processes. We continue our long-term initiative of applying lean process improvement techniques throughout the enterprise, with particular emphasis on reducing supply chain complexity to eliminate waste and improve efficiency and reliability. We will continue to build on the shared services model that has been implemented in sourcing and logistics and apply those principles in other areas.

Results of Operations
Summary of Consolidated Results (in millions, except per share data):

	Three Months Ended March 31
		% of		% of
	2009	Net sales	2008	Net sales
Net sales	$585.6		$627.9
Cost of goods sold	418.6		440.5

Gross profit	167.0	28.5%	187.4	29.8%
Selling & administrative expenses	109.7	18.7%	112.1	17.8%

Operating income	57.3	9.8%	75.3	12.0%
Net income attributable to Hubbell	33.8	5.8%	48.4	7.7%
Earnings per share — diluted	$0.60		$0.85
Net Sales
     Net sales of $585.6 million for the first quarter of 2009 decreased 7% compared to the first quarter of 2008 due to lower market demand and unfavorable currency translation partially offset by acquisitions and price realization. Acquisitions added approximately five percentage points to net sales in the first quarter of 2009 compared to the first quarter of 2008. Additionally, price realization and storm related shipments added two percentage points each to net sales in the first quarter of 2009. Foreign currency translation decreased net sales by four percentage points in the first quarter of 2009 compared to the first quarter of 2008.
Gross Profit
     The consolidated gross profit margin in the first quarter of 2009 was 28.5% compared to 29.8% in the first quarter of 2008. The 130 basis point decline compared to 2008 was primarily due to lower manufacturing output resulting from decreased demand and inventory reductions partially offset by selling price increases and productivity improvements.
Selling & Administrative Expenses (“S&A”)
     S&A expenses decreased in the first quarter of 2009 compared with the first quarter of 2008 primarily due to cost containment actions partially offset by the incremental S&A expenses of the businesses acquired, higher pension expense and workforce reduction costs. As a percentage of sales, S&A expenses of 18.7% in the first quarter of 2009 were 90 basis points higher than the 17.8% reported in the first quarter of 2008 primarily due to higher pension expense and workforce reduction costs.
Total Other Expense, net
     In the first quarter of 2009, interest expense increased compared to the first quarter of 2008 due to higher long-term debt. The higher long-term debt level was due to the Company completing a $300 million bond offering in May 2008 to support strategic growth initiatives. Other expense, net was favorably impacted by net foreign currency transaction gains in the first quarter of 2009 compared to net foreign currency transaction losses in the comparable period of 2008.
Income Taxes
     The effective tax rate in the first quarter of 2009 was 31.5% compared to 30.5% in the first quarter of 2008 primarily due to lower foreign tax benefits.
Net Income attributable to Hubbell and Earnings Per Share
     Net income attributable to Hubbell and earnings per share decreased 30% and 29%, respectively, in the first quarter of 2009 compared to the first quarter of 2008. The decrease in both net income attributable to Hubbell and earnings per share reflects lower sales and operating income, higher net interest expense and a higher effective tax rate.

Segment Results
Electrical

	Three Months Ended
	March 31
	2009	2008
	(In millions)
Net sales	$402.5	$470.3
Operating income	27.7	50.0
Operating margin	6.9%	10.6%
     Net sales in the Electrical segment decreased 14% in the first quarter of 2009 compared with the first quarter of 2008 due to lower market demand and unfavorable foreign currency translation partially offset by acquisitions and selling price increases. Acquisitions and selling price increases added approximately two percentage points each to net sales in the first quarter of 2009 compared with the same period of 2008. Foreign currency translation decreased net sales by four percentage points in the first quarter of 2009 compared to 2008.
     Within the segment, sales of electrical systems products decreased 16% in the first quarter of 2009 compared to the first quarter of 2008 due to lower market demand and unfavorable foreign currency translation, partially offset by price realization. Within electrical system products, sales of electrical products decreased approximately 11% compared to the first quarter of 2008, while sales of wiring products decreased approximately 23%. Sales of lighting products decreased by 13% in the first quarter of 2009 compared to 2008 due to lower market demand partially offset by the Varon acquisition and price realization. Sales of residential lighting products were lower by approximately 27% as a result of the continued decline in the U.S. residential construction market. Commercial and industrial sales decreased 10% including the favorable impact of the Varon acquisition.
     Operating income decreased by $22.3 million primarily due to lower market demand. The first quarter of 2009 results include approximately $3 million of costs associated with workforce reductions. Price realization and productivity improvements essentially offset commodity cost increases and other inflationary increases. Operating margin decreased by 370 basis points compared to the first quarter of 2008 primarily due to lower absorption of manufacturing overhead resulting from significantly lower production volume and costs associated with workforce reductions. Within the segment, both electrical systems products and lighting products operating income and operating margin declined compared to the first quarter of 2008.
Power

	Three Months Ended
	March 31
	2009	2008
	(In millions)
Net sales	$183.1	$157.6
Operating income	29.6	25.3
Operating margin	16.2%	16.1%
     Net sales in the Power segment increased 16% in the first quarter of 2009 compared to the first quarter of 2008 due to acquisitions, higher storm related shipments and price realization. Acquisitions and storms added approximately 14% and 7%, respectively, to net sales in the first quarter of 2009. In addition, price realization added approximately 4% to net sales while unfavorable foreign currency translation reduced net sales by approximately two percentage points. Operating income and margin increased in the first quarter of 2009 compared to the first quarter of 2008. Operating income increased by $4.3 million primarily due to price realization, productivity improvements and the impact of acquisitions partially offset by commodity cost increases. Operating margin improved slightly as favorable price realization and productivity were almost entirely offset by cost increases, unfavorable product mix and the dilutive impact of acquisitions.

OUTLOOK
     During 2009 we continue to anticipate significant recessionary conditions resulting in lower overall demand. Non-residential construction, particularly private development is expected to be down significantly due primarily to recessionary conditions and tight overall credit availability. The residential construction market is expected to continue to decline due to the effects of tighter mortgage standards, higher unemployment levels and historically high levels of existing home stock for sale versus market demand. Domestic utility markets are also expected to be lower in 2009 with capital spending on some transmission projects being delayed and distribution investments and maintenance spending being reduced due to the residential market decline. Industrial markets are expected to be weaker in 2009 due to a slowdown in manufacturing production. Excluding any effects of fluctuations in foreign currency exchange rates, overall volumes are expected to be down low to mid teens compared to 2008. The full year impact of 2008 acquisitions is expected to contribute approximately $100 million of incremental sales. In 2009, we will be focused on gaining market share through new product introductions and will continue to exercise pricing discipline in line with commodity cost changes. Finally, while we anticipate some benefit from the recently enacted Federal stimulus package, the timing and magnitude of such benefits remain uncertain.
     Based on expected lower net sales in 2009, the Company will continue to move forward with the productivity programs currently in place, including streamlining operations and further staff reductions. The Company remains focused on appropriately sizing the overall cost base of the organization relative to the economic environment.
     While we are experiencing a decrease in net sales and earnings in 2009, our focus and strategy remains largely unchanged. Managing the cost price equation, improving productivity, both factory and back office, and acquiring strategic businesses is expected to position the Company to meet its long term financial goals. In 2009, the Company expects free cash flow to exceed net income and plans to maintain a conservative balance sheet. We will also continue to be focused on trade working capital with specific emphasis on inventory.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Three Months Ended
	March 31
	2009	2008
	(In Millions)
Net cash provided by (used in):
Operating activities	$46.6	$32.4
Investing activities	(10.2)	(108.9)
Financing activities	(19.7)	96.2
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2.9)	3.1

Net change in cash and cash equivalents	$13.8	$22.8

     Cash provided by operating activities for the three months ended March 31, 2009 increased from the comparable period in 2008 primarily as a result of lower working capital and prepaid advertising. Working capital in the first quarter of 2009 used cash of $9.3 million compared to $22.9 million used in the first quarter of 2008. The lower level of working capital in 2009 consists of decreases in accounts receivable and inventory, partially offset by lower levels of current liabilities, specifically accounts payable and deferred revenue.
     Investing activities used cash of $10.2 million in the first three months of 2009 compared to cash used of $108.9 million during the comparable period in 2008. The change is due to lower levels of spending on acquisitions in the first three months of 2009 as compared to 2008. Financing activities used cash of $19.7 million in the first three months of 2009 compared to $96.2 million of cash provided during the comparable period of 2008. During the first three months of 2008, there were higher levels of commercial paper borrowings, partially offset by share repurchases as compared to the first three months of 2009.
Investments in the Business
     Investments in our business include both normal expenditures required to maintain the operations of our equipment and facilities as well as expenditures in support of our strategic initiatives. In the first three months of 2009, we used cash of $8.0 million for capital expenditures, a decrease of $3.9 million from the comparable period of 2008.

     In the first three months of 2009, acquisitions decreased $102.9 million from the comparable period of 2008. The first quarter of 2008 included the acquisition of Kurt Versen, Inc. and the acquisition of a small electrical products product line, both of which were added to the Electrical segment.
     In December 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock which was expected to be completed over a two year period. As of March 31, 2009, approximately $160 million remains authorized for future repurchases under the December 2007 program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows. We did not repurchase any shares during the first three months of 2009.
Debt to Capital
     Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be more appropriate than total debt for measuring our financial leverage as it better measures our ability to meet our funding needs.

	March 31,	December 31,
	2009	2008
	(In Millions)
Total Debt	$497.5	$497.4
Total Hubbell Shareholders’ Equity	1,024.6	1,008.1

Total Capital	$1,522.1	$1,505.5

Debt to Total Capital	33%	33%
Cash and Investments	$230.9	$213.3
Net Debt	$266.6	$284.1
     At March 31, 2009 the Company’s debt consisted entirely of long-term notes totaling $497.5 million, net of unamortized discount. These fixed rate notes, with amounts of $200 million and $300 million due in 2012 and 2018, respectively, are not callable and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at March 31, 2009.
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
     In March of 2008, we exercised our option to expand our revolving credit facility from $250 million to $350 million. As of March 31, 2009 the $350 million committed bank credit facility had not been drawn against and remains a backup to our commercial paper program. Although not the principal source of liquidity, we believe our credit facility is capable of providing significant financing flexibility at reasonable rates of interest. However, in the event of a significant deterioration in the results of our operations or cash flows, leading to deterioration in financial condition, our borrowing costs could increase and/or our ability to borrow could be restricted. We have not entered into any other guarantees that could give rise to material unexpected cash requirements.
     We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2008. Since December 31, 2008, there were no material changes to our contractual obligations.
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

     The recent disruption in the current credit markets has had a significant adverse impact on a number of financial institutions. At this point in time, the Company’s liquidity has not been impacted by the current credit environment and management does not expect that it will be materially impacted in the near future. Management will continue to closely monitor the Company’s liquidity and the credit markets. However, management can not predict with any certainty the impact to the Company of any further disruption in the credit environment.
Critical Accounting Estimates
     A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results.
Forward-Looking Statements
     Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about capital resources, performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in operating results, anticipated market conditions and economic recovery are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:
•	Changes in demand for our products, market conditions, product quality, or product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	The expected benefits and the timing of other actions in connection with our enterprise-wide business system.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected or future levels of operating cash flow, indebtedness and capital spending.

•	General economic and business conditions in particular industries or markets.

•	The anticipated benefits from the recently enacted Federal stimulus package.

•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	A major disruption in one of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations and relocations.

•	Changes in our relationships with, or the financial condition or performance of, key distributors and other customers, agents or business partners could adversely affect our results of operations.

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions.

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Ability to carry out future acquisitions and strategic investments in our core businesses and costs relating to acquisitions and acquisition integration costs.

•	Future repurchases of common stock under our common stock repurchase programs.

•	Changes in accounting principles, interpretations, or estimates.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

•	Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. The Company’s procurement strategy continues to emphasize an increased level of purchases from international locations, primarily China and India, which subjects the Company to increased political and foreign currency exchange risk. Changes in the Chinese government’s policy regarding the value of the Chinese currency versus the U.S. dollar has not had any significant impact on our financial condition, results of operations or cash flows. However, strengthening of the Chinese currency could increase the cost of the Company’s products procured from this country. There has been no significant change in the Company’s strategies to manage these exposures during the first three months of 2009. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ending December 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934, as amended, the (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective.
     There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
     In December 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock which was expected to be completed over a two year period. As of March 31, 2009, approximately $160 million remains available under the December 2007 program. Depending upon numerous factors, including market conditions and alternative uses of cash, the Company may conduct discretionary repurchases through open market and privately negotiated transactions during its normal trading windows. During the three months ended March 31, 2009, the Company did not complete any share repurchases.
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

Dated: April 24, 2009	HUBBELL INCORPORATED

/s/ David G. Nord	/s/ Darrin S. Wegman

David G. Nord	Darrin S. Wegman
Senior Vice President and Chief Financial Officer	Vice President, Controller (Chief Accounting Officer)