Form 10-Q
period 2009-06-30
HUBBELL INC
filed 2009-07-24
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of July 17, 2009 were 7,167,506 and 49,230,962, respectively.

HUBBELL INCORPORATED

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUBBELL INCORPORATED
Condensed Consolidated Statement of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Net sales	$584.2	$689.6	$1,169.8	$1,317.5
Cost of goods sold	410.0	479.7	828.6	920.2

Gross profit	174.2	209.9	341.2	397.3
Selling & administrative expenses	107.6	114.9	217.3	227.0

Operating income	66.6	95.0	123.9	170.3

Interest expense, net	(7.6)	(5.5)	(15.3)	(10.1)
Other expense, net	(1.2)	(1.0)	(1.0)	(2.1)

Total other expense, net	(8.8)	(6.5)	(16.3)	(12.2)
Income before income taxes	57.8	88.5	107.6	158.1
Provision for income taxes	18.2	27.0	33.9	48.2

Net income	39.6	61.5	73.7	109.9
Less: Net income attributable to noncontrolling interest	0.2	—	0.5	—

Net income attributable to Hubbell	$39.4	$61.5	$73.2	$109.9

Earnings per share
Basic	$0.70	$1.10	$1.30	$1.95
Diluted	$0.70	$1.09	$1.30	$1.93
Average number of common shares outstanding
Basic	56.4	56.0	56.4	56.4
Diluted	56.6	56.5	56.5	56.8
Cash dividends per common share	$0.35	$0.35	$0.70	$0.68
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Balance Sheet
(unaudited)
(in millions)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$282.1	$178.2
Accounts receivable, net	326.8	357.0
Inventories, net	279.6	335.2
Deferred taxes and other	50.7	48.7

Total current assets	939.2	919.1
Property, Plant, and Equipment, net	341.2	349.1
Other Assets
Investments	37.6	35.1
Goodwill	599.1	584.6
Intangible assets and other	217.2	227.6

Total Assets	$2,134.3	$2,115.5

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$129.0	$168.3
Accrued salaries, wages and employee benefits	46.8	61.5
Accrued insurance	51.2	46.3
Dividends payable	19.7	19.7
Other accrued liabilities	125.9	129.2

Total current liabilities	372.6	425.0
Long-term Debt	494.7	497.4
Other Non-Current Liabilities	189.9	182.0

Total Liabilities	1,057.2	1,104.4
Hubbell Shareholders’ Equity	1,073.6	1,008.1
Noncontrolling interest	3.5	3.0

Total Equity	1,077.1	1,011.1

Total Liabilities and Equity	$2,134.3	$2,115.5

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Statement of Cash Flows
(unaudited)
(in millions)

	Six Months Ended
	June 30
	2009	2008
Cash Flows from Operating Activities
Net income	$73.7	$109.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34.4	30.4
Deferred income taxes	6.6	2.5
Stock-based compensation	4.0	5.3
Tax benefit on stock-based awards	—	(0.7)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	36.7	(43.3)
Decrease in inventories	56.8	—
(Decrease) increase in current liabilities	(59.4)	26.3
Changes in other assets and liabilities, net	4.5	(5.6)
Contribution to defined benefit pension plans	(1.6)	(2.3)
Other, net	(2.0)	2.6

Net cash provided by operating activities	153.7	125.1

Cash Flows from Investing Activities
Capital expenditures	(13.7)	(24.0)
Acquisition of businesses, net of cash acquired	(0.3)	(103.3)
Purchases of available-for-sale investments	(5.3)	(12.0)
Proceeds from available-for-sale investments	4.2	15.8
Other, net	1.6	2.6

Net cash used in investing activities	(13.5)	(120.9)

Cash Flows from Financing Activities
Commercial paper borrowings, net	—	(36.7)
Issuance of long-term debt	—	297.7
Debt issuance costs	—	(2.2)
Payment of dividends	(39.4)	(37.6)
Proceeds from exercise of stock options	0.4	7.3
Tax benefit on stock-based awards	—	0.7
Acquisition of common shares	—	(95.6)

Net cash (used in) provided by financing activities	(39.0)	133.6

Effect of foreign currency exchange rate changes on cash and cash equivalents	2.7	2.7

Increase in cash and cash equivalents	103.9	140.5
Cash and cash equivalents
Beginning of period	178.2	77.5

End of period	$282.1	$218.0

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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
     Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements. In February 2008, the FASB issued a FASB Staff Position (“FSP”) 157-2 which allowed companies to elect a one year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. The Company currently does not have any financial assets or liabilities that are valued in inactive or non orderly markets, and as such are not currently impacted by the issuance of FSP FAS 157-3 or FSP FAS 157-4. The Company has adopted SFAS No. 157 as it relates to financial assets and liabilities as of January 1, 2008 and as it relates to nonfinancial assets and liabilities as of January 1, 2009. See Note 12 — Fair Value Measurement.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that arise from Contingencies”, which amends and clarifies the initial and subsequent accounting and disclosures of contingencies in a business combination. The Company has adopted SFAS No. 141(R) effective January 1, 2009 and will apply it and FSP 141(R)-1 prospectively to business combinations completed after January 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment to Accounting Research Bulletin (“ARB”) No. 51”. SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. The Company has adopted SFAS No. 160 effective January 1, 2009. Pursuant to the transition provisions of this standard, the presentation and disclosure requirements have been applied retrospectively for all periods presented.

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS 133”. SFAS No. 161 requires enhanced disclosures, including interim period disclosures, about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of this statement requires expanded disclosures concerning where derivatives are reported on the balance sheet and where gains/losses are recognized in the results of operations. The Company has adopted SFAS No. 161 effective January 1, 2009. See Note 12 — Fair Value Measurement.
     In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company has adopted FSP 142-3 effective January 1, 2009 and will apply it prospectively to intangible assets acquired going forward.
     In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and earnings per dilutive share must be applied. The restricted stock awards the Company has granted to employees and directors are considered participating securities as they receive nonforfeitable dividends. The Company has adopted FSP EITF 03-6-1 effective January 1, 2009. Retrospective application of this standard has decreased both basic and diluted earnings per share by $.01 for each of the years ended December 31, 2008 and December 31, 2007. See Note 9 — Earnings Per Share.
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
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. See Note 12 — Fair Value Measurement.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments for both debt and equity securities. The Company currently does not have any debt or equity securities that fall within the scope of this FSP and as such is currently not impacted by this standard.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 is based on the same principles as those that currently exist in the auditing standards and it includes a new required disclosure of the date through which an entity has evaluated subsequent events. The Company adopted SFAS No. 165 in the second quarter of 2009. See Note 13 — Subsequent Events.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of SFAS No. 140”, to improve the relevance and comparability of information that a reporting entity provides in its financial statements about a transfer of financial assets. This statement will be applicable on January 1, 2010 and will be applied prospectively to transfers of financial assets completed after December 31, 2009. The Company does not anticipate this standard will have a material impact on its financial statements.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, amending the consolidation guidance for variable-interest entities. This statement will be applicable to the Company on January 1, 2010. The Company does not anticipate this standard will have a material impact on its financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standard CodificationTM (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles”, effective for interim and annual reporting periods ending after September 15, 2009. This statement replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. After the effective date of this statement, all non-grandfathered non-SEC accounting literature not included in the Codification will be superseded and deemed non-authoritative.
2. Segment Information
     The Company’s reporting segments consist of the Electrical segment (comprised of electrical systems products and lighting products) and the Power segment. The following table sets forth financial information by business segment (in millions):

					Operating Income
	Net Sales		Operating Income		as a % of Net Sales
	2009	2008	2009	2008	2009	2008
Three Months Ended June 30,
Electrical	$397.0	$506.8	$31.2	$63.9	7.9%	12.6%
Power	187.2	182.8	35.4	31.1	18.9%	17.0%

Total	$584.2	$689.6	$66.6	$95.0	11.4%	13.8%

Six Months Ended June 30,
Electrical	$799.5	$977.1	$58.9	$113.9	7.4%	11.7%
Power	370.3	340.4	65.0	56.4	17.6%	16.6%

Total	$1,169.8	$1,317.5	$123.9	$170.3	10.6%	12.9%

3. Variable Interest Entities
     The Company has a 50% interest in a joint venture in Hong Kong, established as Hubbell Asia Limited (“HAL”). The principal objective of HAL is to manage the operations of its wholly-owned manufacturing company in the People’s Republic of China. HAL commenced operations in the third quarter of 2008.
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
     In September 2008, the Company purchased all of the outstanding common stock of CDR for approximately $68.8 million in cash. CDR, based in Ormond Beach, Florida, with multiple facilities throughout North America, manufactures polymer concrete and fiberglass enclosures serving a variety of end markets, including electric, gas and water utilities, cable television and telecommunications industries. This acquisition was added to the Power segment.
     In December 2008, the Company purchased all of the outstanding common stock of Varon for approximately $55.7 million in cash. Varon is a leading provider of energy-efficient lighting fixtures and controls designed for the indoor commercial and industrial lighting retrofit and relight market, as well as new and retrofit pedestrian-scale lighting applications. Varon has manufacturing operations in California, Florida and Wisconsin. This acquisition was added to the lighting business within the Electrical segment.

     The following table summarizes the most recent financial data for the opening balance sheets associated with the 2008 Varon and CDR acquisitions (in millions):

	Varon	CDR
Purchase Price Allocations:
Current assets	$20.4	$9.1
Other non-current assets	3.6	8.9
Intangible assets	18.9	17.8
Goodwill	23.6	42.2
Current liabilities	(9.8)	(9.2)
Non-current liabilities	(1.0)	—

Total Purchase price	$55.7	$68.8

Intangible Assets:
Patents, tradenames and trademarks	$2.2	$6.0
Customer/Agent relationships	16.7	11.6
Other	—	0.2

Total Intangible assets	$18.9	$17.8

Intangible Asset Amortization Period:
Patents, tradenames and trademarks	30 years	30 years
Customer/Agent relationships	10 years	10 years
Other	—	<1 year

Total weighted average	12 years	17 years

Percentage of goodwill deductible for tax purposes	100%	100%

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
5. Inventories, net
     Inventories, net are comprised of the following (in millions):

	June 30, 2009	December 31, 2008
Raw material	$92.4	$108.6
Work-in-process	61.3	65.7
Finished goods	211.5	247.2

	365.2	421.5
Excess of FIFO over LIFO cost basis	(85.6)	(86.3)

Total	$279.6	$335.2

     During 2009, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2009 purchases, the effect of which decreased cost of goods sold by approximately $2.5 million and increased earnings per diluted share by approximately $0.03 for the six months ended June 30, 2009.
6. Goodwill and Other Intangible Assets
     Changes in the carrying amounts of goodwill for the six months ended June 30, 2009, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
Balance at December 31, 2008	$324.1	$260.5	$584.6
Acquisition adjustments	(5.6)	10.1	4.5
Translation adjustments	7.9	2.1	10.0

Balance at June 30, 2009	$326.4	$272.7	$599.1

     The acquisition adjustments represent purchase accounting adjustments related to the December 2008 Varon acquisition in the Electrical segment and the September 2008 CDR acquisition in the Power segment.
     The Company performs its annual goodwill impairment testing as of April 1st of each year unless circumstances dictate the need for more frequent assessments. The goodwill impairment testing requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. The Company uses internal discounted cash flow estimates to determine fair value. These cash flow estimates are derived from historical experience and future long-term business plans and the application of an appropriate discount rate. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.
     As of April 1, 2009, the impairment testing resulted in implied fair values for each reporting unit that exceeded the reporting units carrying value, including goodwill. Consequently, there were no impairments of goodwill.
     The carrying value of other intangible assets included in Intangible assets and other in the Condensed Consolidated Balance Sheet, is as follows (in millions):

	June 30, 2009		December 31, 2008
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization
Definite-lived:
Patents, tradenames and trademarks	$79.8	$(9.2)	$84.4	$(7.4)
Customer/Agent relationships and other	83.5	(15.9)	74.2	(12.0)

Total	163.3	(25.1)	158.6	(19.4)
Indefinite-lived:
Tradenames and other	20.4	—	20.3	—

Total	$183.7	$(25.1)	$178.9	$(19.4)

     Amortization expense associated with these definite-lived intangible assets in the first six months of 2009 was $4.8 million. Amortization expense associated with these definite-lived intangible assets for the full year is expected to be $9.8 million in 2009, $9.7 million in 2010, $9.2 million for 2011, $8.7 million for 2012 and $8.4 million for 2013 and 2014, respectively.
7. Total Equity
     Total equity is comprised of the following (in millions, except per share amounts):

	June 30,	December 31,
	2009	2008
Common stock, $.01 par value:
Class A — authorized 50.0 shares; issued and outstanding 7.2 and 7.2 shares	$0.1	$0.1
Class B — authorized 150.0 shares; issued and outstanding 49.2 and 49.1 shares	0.5	0.5
Additional paid-in capital	25.0	16.3
Retained earnings	1,141.7	1,108.0
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(83.6)	(86.0)
Cumulative translation adjustment	(10.5)	(32.6)
Unrealized gain on investment, net of tax	0.3	0.2
Cash flow hedge gain, net of tax	0.1	1.6

Total Accumulated other comprehensive loss	(93.7)	(116.8)

Hubbell Shareholders’ equity	1,073.6	1,008.1
Noncontrolling interest	3.5	3.0

Total equity	$1,077.1	$1,011.1

     The increase in additional paid-in capital is due to the issuance of $4.3 million of shares as partial settlement of directors’ deferred compensation, $4.0 million of stock-based compensation and $0.4 million of stock option exercises.

8. Comprehensive Income
     Total comprehensive income and its components are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Net income	$39.6	$61.5	$73.7	$109.9
Foreign currency translation adjustments	26.8	4.0	22.1	8.4
Amortization of net prior service costs and net actuarial losses, net of tax	1.2	0.3	2.4	0.6
Change in unrealized (gains) losses on investments, net of tax	(0.1)	(0.3)	0.1	(0.1)
Change in unrealized (gains) losses on cash flow hedges, net of tax	(1.0)	0.6	(1.5)	1.9

Total Comprehensive income	66.5	66.1	96.8	120.7
Less: Comprehensive income attributable to noncontrolling interest	0.2	—	0.5	—

Comprehensive income attributable to Hubbell	$66.3	$66.1	$96.3	$120.7

9. Earnings Per Share
     The following table sets forth the computation of earnings per share for the three and six months ended June 30, 2009 and 2008 (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Net income attributable to Hubbell	$39.4	$61.5	$73.2	$109.9

Weighted average number of common shares outstanding during the period	56.4	56.0	56.4	56.4
Potential dilutive shares	0.2	0.5	0.1	0.4

Average number of shares outstanding	56.6	56.5	56.5	56.8

Earnings per share
- Basic	$0.70	$1.10	$1.30	$1.95

- Diluted	$0.70	$1.09	$1.30	$1.93

Anti-dilutive securities excluded from the calculation of earnings per diluted share:
Stock options and performance shares	2.2	0.8	2.3	0.8
Stock appreciation rights	2.0	1.3	2.0	1.3
     In accordance with FSP EITF 03-6-1, effective January 1, 2009, the computation of common shares outstanding has been modified to include all outstanding unvested share-based payments that contain rights to nonforfeitable dividends. The retrospective application of this standard has decreased both basic and diluted earnings per share by $0.01 for the six months ended June 30, 2008. There was no impact on basic or diluted earnings per share for the three months ended June 30, 2008. The full year impact of adoption of FSP EITF 03-6-1 decreased both basic and diluted earnings per share by $0.01 for the period ending December 31, 2008.

10. Pension and Other Benefits
     The following table sets forth the components of pension and other benefits cost for the three and six months ended June 30, (in millions):

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Three Months Ended June 30, Components of net periodic benefit cost
Service cost	$3.1	$3.9	$—	$0.1
Interest cost	9.1	9.1	0.4	0.4
Expected return on plan assets	(9.3)	(12.0)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Amortization of actuarial losses	1.7	0.3	—	—

Net periodic benefit cost	$4.7	$1.4	$0.4	$0.5

Six Months Ended June 30, Components of net periodic benefit cost
Service cost	$6.2	$7.8	$0.1	$0.1
Interest cost	18.2	18.1	0.8	0.9
Expected return on plan assets	(18.6)	(24.0)	—	—
Amortization of prior service cost	0.2	0.1	(0.1)	(0.1)
Amortization of actuarial losses	3.3	0.6	—	—

Net periodic benefit cost	$9.3	$2.6	$0.8	$0.9

Employer Contributions
     Although not required under the Pension Protection Act of 2006, the Company may decide to make a voluntary contribution to its qualified domestic benefit pension plans in 2009. The Company anticipates contributing approximately $4.0 million to its foreign plans during 2009, of which $1.6 million has been contributed through June 30, 2009.
11. Guarantees
     The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.
     The Company records a liability equal to the fair value of guarantees in the Consolidated Balance Sheet in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. As of June 30, 2009, the fair value and maximum potential payment related to the Company’s guarantees were not material.
     The Company offers a product warranty which covers defects on most of its products. These warranties primarily apply to products that are properly used for their intended purpose, installed correctly, and properly maintained. The Company accrues estimated warranty costs at the time of sale. Estimated warranty expenses are based upon historical information such as past experience, product failure rates, or the number of units to be repaired or replaced. Adjustments are made to the product warranty accrual as claims are incurred or as historical experience indicates. The product warranty accrual is reviewed for reasonableness on a quarterly basis and is adjusted as additional information regarding expected warranty costs becomes known. Changes in the accrual for product warranties in the first six months of 2009 are set forth below (in millions):

Balance at December 31, 2008	$6.6
Provision	2.1
Purchase accounting adjustment	4.5
Expenditures/other	(2.2)

Balance at June 30, 2009	$11.0

12. Fair Value Measurement
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements. In February 2008, the FASB issued FSP 157-2 which allowed companies to elect a one year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted SFAS No. 157 as it relates to financial assets and liabilities as of January 1, 2008 and as it relates to nonfinancial assets and liabilities as of January 1, 2009.
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
     The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at June 30, 2009 and December 31, 2008 (in millions):

		Quoted Prices	Quoted Prices		Quoted Prices	Quoted Prices
		in Active Markets	in Active Markets		in Active Markets	in Active Markets
		for Identical	for Similar Assets		for Identical	for Similar Assets
	June 30, 2009	Assets (Level 1)	(Level 2)	December 31, 2008	Assets (Level 1)	(Level 2)
Long-term investments	$37.6	$37.6	$—	$35.1	$35.1	$—
Derivatives:
Forward exchange contracts	(0.4)	—	(0.4)	1.9	—	1.9
Interest rate swap	(2.9)	—	(2.9)	—	—	—

Total	$34.3	$37.6	$(3.3)	$37.0	$35.1	$1.9

     At June 30, 2009 and December 31, 2008, the Company did not have any financial assets or liabilities that fell within the Level 3 hierarchy.
Long-term Investments
     Long-term investments are comprised of $36.1 million of municipal bonds classified as available-for-sale securities and $1.5 million of mutual fund investments classified as trading securities.
     These investments are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.
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

     The fair values of derivative instruments in the Condensed Consolidated Balance Sheet are as follows (in millions):

	Asset/(Liability) Derivatives
Derivatives designated as hedges in accordance with SFAS No. 133	Balance Sheet Location	Fair Value
		June 30, 2009	December 31, 2008
Forward exchange contracts designated as cash flow hedges	Deferred taxes and other	$0.4	$1.9
Forward exchange contracts designated as cash flow hedges	Other accrued liabilities	(0.8)	—
Interest rate swap designated as a fair value hedge	Other non-current liabilities	(2.9)	—

		$(3.3)	$1.9

      Forward exchange contracts
     In 2009 and 2008, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases. As of June 30, 2009, the Company has 18 individual forward exchange contracts, each ranging between $0.5 million and $1.0 million, which have various expiration dates through June 2010. These contracts have been designated as cash flow hedges in accordance with SFAS No. 133.
     The following table summarizes the amounts and location of gains/(losses) recognized in Accumulated other comprehensive loss and reclassified into income related to forward exchange contracts (in millions):

Location of Gain/(Loss)
Derivatives designated as Cash	Gain/(Loss) Recognized in		Reclassified into
Flow Hedges in accordance	Accumulated Other		Income (Effective	Gain/(Loss) Reclassified from Accumulated Other
with SFAS No. 133	Comprehensive Loss		Portion)	Comprehensive Loss into Income (Effective Portion)
				Three months ended		Six months ended
				June 30		June 30
	June 30, 2009	December 31, 2008		2009	2008	2009	2008
Forward exchange contracts	$(0.2)	$1.3	Cost of goods sold	$0.2	$(0.1)	$1.4	$(0.4)
     There was no hedge ineffectiveness with respect to the forward exchange cash flow hedges during the three and six months ended June 30, 2009 and 2008.
      Interest Rate Swaps
     In May of 2009, the Company entered into a three year interest rate swap for an aggregate notional amount of $200 million to manage its exposure to changes in the fair value of its 6.375% $200 million fixed rate debt maturing in May 2012. Under the swap, the Company receives interest based on a fixed rate of 6.375% and pays interest based on a floating one month LIBOR rate plus a spread. The interest rate swap is designated as a fair value hedge under SFAS 133 and qualifies for the “short-cut” method; as such, no hedge ineffectiveness is recognized. The interest rate swap is recorded at fair value, with an offsetting amount recorded against the carrying value of the fixed-rate debt. During the three months ended June 30, 2009, interest expense was reduced $0.3 million as a result of entering into the interest rate swap.
     Interest Rate Locks
     Prior to the 2002 and 2008 issuance of long-term notes, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2002 interest rate lock resulted in a $1.3 million loss while the 2008 interest rate lock resulted in a $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. As of June 30, 2009 there were $0.3 million of net unamortized gains remaining.
Long-term Debt
     The total carrying value of long-term debt as of June 30, 2009 was $494.7 million, net of unamortized discount and a basis adjustment related to a fair value hedge. As of June 30, 2009, the estimated fair value of the long-term debt was $517.5 million based on quoted market prices.

13. Subsequent Events
     On July 21, 2009, the Company signed a definitive agreement to acquire FCI Americas, Inc. (the business known as “Burndy”) for consideration of $360 million in cash, subject to certain standard adjustments. Burndy, headquartered in Manchester, New Hampshire, is a leading North American manufacturer of connectors, cable accessories and tooling serving utilities as well as commercial and industrial customers. This transaction is expected to be completed on or about October 1, 2009, subject to certain conditions including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company will be able to utilize available resources, including cash and commercial paper backed by an undrawn committed credit facility, to close the transaction. Additionally, the Company is actively evaluating available alternatives for permanent financing to best meet its capital structure objectives going forward.
     The Company’s financial statements for the quarter ended June 30, 2009 were issued on July 24, 2009. The Company has determined that no other events or transactions have occurred through the date of issuance that would require recognition or disclosure within the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW OF THE BUSINESS
     Our Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. The Company’s reporting segments consist of the Electrical segment (comprised of electrical systems products and lighting products) and the Power segment. Results for the quarter and by segment are included under “Segment Results” within this Management’s Discussion and Analysis.
     During 2009, we are experiencing weakness in our served markets resulting in lower overall demand. Nevertheless, we are continuing to execute a business strategy focused on:
•	Revenue
Organic. While overall demand in 2009 will decrease due to the recessionary market conditions, the Company remains focused on expanding market share through an emphasis on new product introductions and better leverage of sales and marketing efforts across the organization.
Acquisitions. In 2008, we invested a total of $267.4 million on acquisitions and their related costs. Three of these acquisitions were added to our Electrical segment, while the remaining four were added to our Power segment. In 2009, these businesses are expected to contribute approximately $165 million in net sales compared to the approximately $80 million contributed in 2008 due to their partial year inclusion based upon their respective acquisition dates.
•	Price Realization
In 2008, numerous price increases were implemented to offset significant commodity cost headwinds; steel in particular. In 2009, we anticipate a less volatile commodity environment and will continue to exercise pricing disciplines. However, the combination of weaker overall demand and lower commodity costs will make price realization challenging in the second half of 2009.
•	Cost Containment
Global sourcing. We remain focused on expanding our global product and component sourcing and supplier cost reduction program. We continue to consolidate suppliers, utilize reverse auctions, and partner with vendors to shorten lead times, improve quality and delivery and reduce costs.
Freight and Logistics. Transporting our products from suppliers, to warehouses, and ultimately to our customers, is a major cost to our Company. We see opportunities in 2009 to further reduce costs and increase the effectiveness of our freight and logistics processes including capacity utilization and network optimization.
•	Productivity
We continue to leverage the benefits of the enterprise-wide business system implementation, including standardizing best practices in inventory management, production planning and scheduling to improve manufacturing throughput and reduce costs. In addition, value-engineering efforts and product transfers are also expected to contribute to our productivity improvements. We continue to emphasize further reductions in lead times and improvements in service levels to our customers.
Working Capital Efficiency. Working capital efficiency is principally measured as the percentage of trade working capital (inventory plus accounts receivable, less accounts payable) divided by annual net sales. We continue to focus on improving our working capital efficiency with a specific emphasis on inventory.
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

Results of Operations
Summary of Consolidated Results (in millions, except per share data):

	Three Months Ended June 30				Six Months Ended June 30
		% of		% of		% of		% of
	2009	Net sales	2008	Net sales	2009	Net sales	2008	Net sales
Net sales	$584.2		$689.6		$1,169.8		$1,317.5
Cost of goods sold	410.0		479.7		828.6		920.2

Gross profit	174.2	29.8%	209.9	30.4%	341.2	29.2%	397.3	30.2%
Selling & administrative expenses	107.6	18.4%	114.9	16.7%	217.3	18.6%	227.0	17.2%

Operating income	66.6	11.4%	95.0	13.8%	123.9	10.6%	170.3	12.9%
Net income attributable to Hubbell	39.4	6.7%	61.5	8.9%	73.2	6.3%	109.9	8.3%
Earnings per share — diluted	$0.70		$1.09		$1.30		$1.93
Net Sales
     Net sales of $584.2 million for the second quarter of 2009 decreased 15% compared to the second quarter of 2008 due to lower market demand and unfavorable foreign currency translation partially offset by acquisitions and price realization. Compared to the second quarter of 2008, acquisitions added approximately four percentage points to net sales while overall volume decreased 18%. Foreign currency translation decreased net sales by three percentage points in the second quarter of 2009 compared to the second quarter of 2008.
     Net sales for the first six months of 2009 of $1,169.8 million decreased 11% versus the comparable period of 2008. Compared to the first six months of 2008, acquisitions and price realization added approximately five and two percentage points, respectively, to net sales while overall volume decreased 15%. Foreign currency translation decreased net sales by three percentage points for the first six months of 2009 compared to the same period of 2008.
Gross Profit
      The consolidated gross profit margin in the second quarter of 2009 was 29.8% compared to 30.4% in the second quarter of 2008. For the first six months of 2009, gross profit margin was 29.2% compared to 30.2% for the first six months of 2008. The decrease in gross profit margin in the second quarter and first six months of 2009 versus the comparable periods of 2008 was due to lower absorption of manufacturing overhead resulting from decreased demand and net inventory reductions. These negative impacts were partially offset by price realization, lower commodity costs and productivity improvements.
Selling & Administrative Expenses (“S&A”)
      S&A expenses decreased $7.3 and $9.7 million in the second quarter and first six months of 2009, respectively. These decreases were primarily due to cost containment actions, including reduced employment levels. As a percentage of net sales, S&A expenses were 18.4% in the second quarter of 2009, compared to 16.7% in the comparable period of 2008. For the first six months of 2009, S&A expenses were 18.6% of net sales compared to the 17.2% reported in the first six months of 2008. The increase in S&A expenses as a percentage of net sales for the second quarter and first six months of 2009 versus the comparable periods of 2008 was primarily due to higher pension expense, workforce reduction costs and higher legal and professional fees.
Total Other Expense, net
     In the second quarter of 2009 and for the first six months of 2009, net interest expense increased $2.1 million and $5.2 million, respectively, versus the comparable periods of 2008 due to a higher level of long term debt. The higher long term debt level was due to the Company completing a $300 million bond offering in May 2008.

Income Taxes
     The effective tax rate in the second quarter of 2009 and for the first six months was 31.5% compared to 30.5% in the comparable periods of 2008 primarily due to lower foreign tax benefits partially offset by the research and development tax credit. The research and development tax credit which expired as of December 31, 2007 was retroactively reinstated in the fourth quarter of 2008. The full year benefit for the 2008 research and development tax credit was reflected in the effective tax rate for the fourth quarter of 2008.
Net Income attributable to Hubbell and Earnings Per Diluted Share
     Net income attributable to Hubbell and earnings per diluted share each decreased 36% in the second quarter of 2009 compared to the second quarter of 2008. For the first six months of 2009, net income and earnings per diluted share each decreased 33% versus the comparable period of 2008. The decrease in both net income and earnings per diluted share for the second quarter and the first six months of 2009 reflects lower net sales and operating income, higher net interest expense and a higher effective tax rate.
Segment Results
Electrical

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(In millions)		(In millions)
Net sales	$397.0	$506.8	$799.5	$977.1
Operating income	31.2	63.9	58.9	113.9
Operating margin	7.9%	12.6%	7.4%	11.7%
     Net sales in the Electrical segment decreased 22% in the second quarter of 2009 compared with the second quarter 2008 due to lower market demand and unfavorable foreign currency translation partially offset by acquisitions and increased price realization. Compared to the second quarter of 2008, acquisitions added approximately two percentage points to net sales while overall volume decreased 21%. Foreign currency translation decreased net sales by four percentage points in the second quarter of 2009 versus the comparable period of 2008.
     Net sales for the first six months of 2009 decreased 18% versus the comparable period of 2008. Compared to the first six months of 2008, acquisitions added approximately two percentage points to net sales while overall volume decreased 17%. Foreign currency translation decreased net sales by four percentage points for the first six months of 2009 compared to the same period of 2008.
     Within the segment, electrical systems products sales decreased 22% in the second quarter of 2009 compared to the second quarter of 2008 due to lower market demand and unfavorable foreign currency translation partially offset by price realization. Within electrical systems products, in the second quarter of 2009 compared to the second quarter of 2008, wiring products net sales declined 26% primarily due to lower demand in the commercial and industrial markets and unfavorable foreign currency translation while electrical products net sales decreased by 20% due to lower market demand and unfavorable foreign currency translation partially offset by increased sales of high voltage test equipment and price realization. Sales of lighting products decreased 21% in the second quarter of 2009 compared to 2008 due to lower market demand partially offset by the Varon acquisition and price realization. Sales of residential lighting products were lower by approximately 26% as a result of the decline in the U.S. residential construction market. Commercial and industrial sales decreased 20% including the favorable impact of the Varon acquisition.
     During the first six months of 2009, electrical systems products sales decreased 19% versus the comparable period of 2008. Net sales declined for the first six months of 2009 versus the comparable period of 2008 for both wiring products and electrical products. Lighting products net sales decreased 17% for the first six months of 2009 compared to the same period of 2008 in both the residential and commercial and industrial markets.
     Operating income in the second quarter of 2009 decreased 51% to $31.2 million compared to the second quarter of 2008 primarily due to lower market demand. The second quarter of 2009 results include approximately $4 million of costs associated with workforce reductions. Operating margin decreased by 470 basis points compared to the second quarter of 2008 primarily due to lower absorption of manufacturing overhead resulting from significantly lower production volume, costs associated with workforce reductions and facility consolidations and higher S&A expenses as a percentage of net sales. S&A expenses, while higher as a percentage of net sales in the second quarter of 2009, decreased 10% compared to the second quarter of 2008. Within the segment both electrical systems products and lighting products operating income and operating margin declined compared to the second quarter of 2008.
     For the first six months of 2009, operating income decreased 48% to $58.9 million primarily due to lower market demand. Productivity improvements and price realization offset inflationary increases and unfavorable foreign currency translation. The first six months of 2009 include approximately $7 million of costs associated with workforce reductions. Year-to-date operating margin decreased by 430 basis points compared to the first six months of 2008 primarily due to lower absorption of manufacturing overhead resulting from significantly lower production volume, costs associated with workforce reductions and facility consolidations and higher S&A expenses as a percentage of net sales. S&A expenses, while higher as a percentage of net sales in the first six months of 2009, decreased 9% compared to the first six months of 2008. Within the segment both electrical systems products and lighting products operating income and operating margin declined during the first six months of 2009 as compared to the first six months of 2008.
Power

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(In millions)		(In millions)
Net sales	$187.2	$182.8	$370.3	$340.4
Operating income	35.4	31.1	65.0	56.4
Operating margin	18.9%	17.0%	17.6%	16.6%
     Net sales in the Power segment increased 2% in the second quarter of 2009 compared to the second quarter of 2008 due to the impact of acquisitions largely offset by lower volume as a result of weaker demand for distribution products. Acquisitions added approximately twelve percentage points to net sales in the second quarter of 2009. Net sales for the first six months of 2009 increased 9% versus the comparable period of 2008 due to acquisitions, price realization and higher storm related shipments partially offset by lower volume and unfavorable foreign currency translation. Acquisitions and price realization added approximately thirteen and three percentage points, respectively, to net sales in the first six months of 2009 compared with the same period of 2008. In addition, foreign currency translation decreased net sales by two percentage points for the first six months of 2009 as compared to the same period of 2008.
     Operating income increased by $4.3 million in the second quarter of 2009 compared to the second quarter of 2008 primarily due to price realization, productivity improvements, commodity cost decreases and the impact of acquisitions partially offset by volume declines and cost inflation. Operating margin improved 190 basis points as the net favorable impact of price realization, productivity improvements and commodity cost decreases were only partially offset by inflationary cost increases. On a year-to-date basis, operating income increased by $8.6 million and operating margin improved 100 basis points as the net favorable impact of price realization, productivity improvements and commodity cost decreases were only partially offset by inflationary cost increases.
OUTLOOK
     We anticipate the current trends in our served markets to continue at least through the remainder of 2009 with overall reduced demand. Non-residential construction, particularly private development is expected to decline at a slightly higher rate in the second half of 2009 compared to the first half. We do not expect any meaningful improvement for the remainder of this year in the industrial or residential markets. Domestic utility markets are expected to remain down 10-12% primarily due to weaker distribution spending partially offset by some transmission and substation project spending. In 2009, we will be focused on gaining market share through new product introductions and will continue to exercise pricing discipline in line with commodity cost changes. Finally, while we anticipate some benefit from the Federal stimulus package, the timing and magnitude of such benefits remain uncertain.
     Based on expected lower net sales in 2009, the Company will continue to move forward with the productivity programs currently in place, including streamlining operations and adjusting workforce levels in line with market conditions. The Company remains focused on appropriately sizing the overall cost base of the organization relative to the economic environment. While we are experiencing a decrease in net sales and earnings in 2009, our focus and strategy remains largely unchanged. Managing the cost price equation, improving productivity, both factory and back office, and acquiring strategic businesses is expected to position the Company to meet its long term financial goals. In 2009, the Company expects free cash flow to exceed net income due to our focus on trade working capital with specific emphasis on reducing inventory.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Six Months Ended
	June 30
	2009	2008
	(In Millions)
Net cash provided by (used in):
Operating activities	$153.7	$125.1
Investing activities	(13.5)	(120.9)
Financing activities	(39.0)	133.6
Effect of foreign currency exchange rate changes on cash and cash equivalents	2.7	2.7

Net change in cash and cash equivalents	$103.9	$140.5

     Cash provided by operating activities for the six months ended June 30, 2009 increased from the comparable period in 2008 primarily as a result of lower working capital partially offset by lower net income. Working capital in the first six months of 2009 provided cash of $34.1 million compared to $17.0 million of cash used in the first six months of 2008. The lower level of working capital in 2009 consists of decreases in accounts receivable and inventory, partially offset by lower levels of current liabilities, specifically accounts payable and customer incentive accruals.
     Investing activities used cash of $13.5 million in the first six months of 2009 compared to cash used of $120.9 million during the comparable period in 2008. The change is due to lower levels of spending on acquisitions in the first six months of 2009 as compared to 2008. Financing activities used cash of $39.0 million in the first six months of 2009 compared to $133.6 million of cash provided during the comparable period of 2008. The first six months of 2008 included the net proceeds associated with the $300 million debt offering completed in May 2008, partially offset by share repurchases and net commercial paper repayments.
Investments in the Business
     Investments in our business include both normal expenditures required to maintain the operations of our equipment and facilities as well as expenditures in support of our strategic initiatives. In the first six months of 2009, we used cash of $13.7 million for capital expenditures, a decrease of $10.3 million from the comparable period of 2008.
     In the first six months of 2009, investments in acquisitions decreased $103.0 million from the comparable period of 2008. The first six months of 2008 included the acquisition of Kurt Versen, Inc. and the acquisition of a small electrical products product line, both of which were added to the Electrical segment.
     In December 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock which was expected to be completed over a two year period. As of June 30, 2009, approximately $160 million remains authorized for future repurchases under the December 2007 program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows. We did not repurchase any shares during the first six months of 2009.

Debt to Capital
     Net debt, defined as total debt less cash and investments, is a non-GAAP financial measure that may not be comparable to definitions used by other companies. We consider net debt to be more appropriate than total debt for measuring our financial leverage as it better measures our ability to meet our funding needs.

	June 30,	December 31,
	2009	2008
	(In Millions)
Total Debt	$494.7	$497.4
Total Hubbell Shareholders’ Equity	1,073.6	1,008.1

Total Capital	$1,568.3	$1,505.5

Debt to Total Capital	32%	33%
Cash and Investments	$319.7	$213.3
Net Debt	$175.0	$284.1
     At June 30, 2009 the Company’s debt consisted entirely of long-term notes totaling $494.7 million, net of unamortized discount and a basis adjustment related to a fair value hedge. These fixed rate notes, with amounts of $200 million and $300 million due in 2012 and 2018, respectively, are not callable and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at June 30, 2009.
     In May of 2009, the Company entered into a three year interest rate swap for an aggregate notional amount of $200 million to manage its exposure to changes in the fair value of its 6.375% $200 million fixed rate debt maturing in May 2012. Under the swap, the Company receives interest based on a fixed rate of 6.375% and pays interest based on a floating one month LIBOR rate plus a spread. The interest rate swap is designated as a fair value hedge under SFAS 133 and qualifies for the “short-cut” method; as such, no hedge ineffectiveness is recognized. The interest rate swap is recorded at fair value, with an offsetting amount recorded against the carrying value of the fixed-rate debt.
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
     In March of 2008, we exercised our option to expand our revolving credit facility from $250 million to $350 million. As of June 30, 2009 the $350 million committed bank credit facility had not been drawn against and remains a backup to our commercial paper program. Although not the principal source of liquidity, we believe our credit facility is capable of providing significant financing flexibility at reasonable rates of interest. However, in the event of a significant deterioration in the results of our operations or cash flows, leading to deterioration in financial condition, our borrowing costs could increase and/or our ability to borrow could be restricted. We have not entered into any other guarantees that could give rise to material unexpected cash requirements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. The Company’s procurement strategy continues to emphasize an increased level of purchases from international locations, primarily China and India, which subjects the Company to increased political and foreign currency exchange risk. Changes in the Chinese government’s policy regarding the value of the Chinese currency versus the U.S. dollar has not had any significant impact on our financial condition, results of operations or cash flows. However, strengthening of the Chinese currency could increase the cost of the Company’s products procured from this country. There has been no significant change in the Company’s strategies to manage these exposures during the first six months of 2009. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ending December 31, 2008.
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
     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
     In December 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock which was expected to be completed over a two year period. As of June 30, 2009, approximately $160 million remains available under the December 2007 program. Depending upon numerous factors, including market conditions and alternative uses of cash, the Company may conduct discretionary repurchases through open market and privately negotiated transactions during its normal trading windows. During the six months ended June 30, 2009, the Company did not complete any share repurchases.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Annual Meeting of Shareholders held on May 4, 2009:
1.	The following nine (9) individuals were elected directors of the Company for the ensuing year to serve until the next Annual Meeting of Shareholders of the Company and until their respective successors may be elected and qualified, each Director being elected by plurality vote:

Name of Individual	Votes For	Votes Withheld
E. Richard Brooks	129,239,501	31,260,130
George W. Edwards, Jr.	129,282,931	31,216,700
Anthony J. Guzzi	128,490,377	32,009,254
Joel S. Hoffman	129,325,992	31,173,639
Andrew McNally IV	127,835,361	32,664,270
Timothy H. Powers	130,686,920	29,812,711
G. Jackson Ratcliffe	128,939,258	31,560,373
Richard J. Swift	129,195,217	31,304,414
Daniel S. Van Riper	129,444,840	31,054,791
2.	PricewaterhouseCoopers LLP was ratified as independent registered public accountants to examine the annual financial statements for the Company for the year 2009 receiving 152,678,245 affirmative votes, being a majority of the votes cast on the matter all voting as a single class, with 591,876 negative votes and 7,229,510 abstained.

ITEM 6. EXHIBITS
EXHIBITS

Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

10.9.2†*	Second Amendment, dated as of June 3, 2009, to the Hubbell Incorporated Grantor Trust for Senior Management Plans Trust Agreement.

†	This exhibit constitutes a management contract, compensatory plan or arrangement

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 24, 2009	HUBBELL INCORPORATED

/s/ David G. Nord	/s/ Darrin S. Wegman

David G. Nord	Darrin S. Wegman
Senior Vice President and Chief Financial Officer	Vice President, Controller (Chief Accounting Officer)