Form 10-Q
period 2009-09-30
HUBBELL INC
filed 2009-10-23
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of October 19, 2009 were 7,167,506 and 49,309,382, respectively.

HUBBELL INCORPORATED

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUBBELL INCORPORATED
Condensed Consolidated Statement of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Net Sales	$593.9	$734.8	$1,763.7	$2,052.3
Cost of Goods Sold	401.0	514.6	1,229.6	1,434.8

Gross Profit	192.9	220.2	534.1	617.5
Selling & administrative expenses	101.6	116.9	318.9	343.9

Operating income	91.3	103.3	215.2	273.6

Interest expense, net	(7.7)	(6.8)	(23.0)	(16.9)
Other income (expense), net	0.3	(0.8)	(0.7)	(2.9)

Total other expense, net	(7.4)	(7.6)	(23.7)	(19.8)
Income before income taxes	83.9	95.7	191.5	253.8
Provision for income taxes	26.4	29.2	60.3	77.4

Net income	57.5	66.5	131.2	176.4
Less: Net income attributable to noncontrolling interest	0.2	—	0.7	—

Net income attributable to Hubbell	$57.3	$66.5	$130.5	$176.4

Earnings per share
Basic	$1.01	$1.18	$2.31	$3.13
Diluted	$1.01	$1.18	$2.31	$3.11
Average number of common shares outstanding
Basic	56.4	56.1	56.4	56.3
Diluted	56.7	56.5	56.6	56.7
Cash dividends per common share	$0.35	$0.35	$1.05	$1.03
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Balance Sheet
(unaudited)
(in millions)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$412.4	$178.2
Accounts receivable, net	332.2	357.0
Inventories, net	247.9	335.2
Deferred taxes and other	44.6	48.7

Total current assets	1,037.1	919.1
Property, Plant, and Equipment, net	329.1	349.1
Other Assets
Investments	30.5	35.1
Goodwill	604.2	584.6
Intangible assets and other	218.8	227.6

Total Assets	$2,219.7	$2,115.5

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$133.8	$168.3
Accrued salaries, wages and employee benefits	53.9	61.5
Accrued insurance	50.0	46.3
Dividends payable	19.8	19.7
Other accrued liabilities	146.7	129.2

Total current liabilities	404.2	425.0
Long-term Debt	497.5	497.4
Other Non-Current Liabilities	192.1	182.0

Total Liabilities	1,093.8	1,104.4
Hubbell Shareholders’ Equity	1,122.5	1,008.1
Noncontrolling interest	3.4	3.0

Total Equity	1,125.9	1,011.1

Total Liabilities and Equity	$2,219.7	$2,115.5

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Statement of Cash Flows
(unaudited)
(in millions, except per share amounts)

	Nine Months Ended
	September 30
	2009	2008
Cash Flows from Operating Activities
Net income	$131.2	$176.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51.1	46.4
Deferred income taxes	13.0	2.7
Stock-based compensation	6.2	8.0
Tax benefit on stock-based awards	(0.2)	(0.8)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	31.4	(78.4)
Decrease (increase) in inventories	90.1	(2.1)
(Decrease) increase in current liabilities	(31.9)	78.4
Changes in other assets and liabilities, net	11.6	6.5
Contribution to defined benefit pension plans	(2.4)	(3.2)
Other, net	(3.0)	1.0

Net cash provided by operating activities	297.1	234.9

Cash flows from Investing Activities
Capital expenditures	(19.3)	(34.0)
Acquisition of businesses, net of cash acquired	(0.3)	(205.9)
Purchases of available-for-sale investments	(5.3)	(15.6)
Proceeds from sale of available-for-sale investments	11.6	19.6
Other, net	1.7	6.0

Net cash used in investing activities	(11.6)	(229.9)

Cash Flows from Financing Activities
Commercial paper borrowings, net	—	(36.7)
Issuance of long-term debt	—	297.7
Debt issuance costs	—	(2.6)
Payment of dividends	(59.1)	(57.3)
Payment of dividends to noncontrolling interest	(0.3)	—
Proceeds from exercise of stock options	2.7	8.1
Tax benefit on stock-based awards	0.2	0.8
Acquisition of common shares	—	(96.6)

Net cash (used in) provided by financing activities	(56.5)	113.4

Effect of foreign currency exchange rate changes on cash and cash equivalents	5.2	(1.8)

Increase in cash and cash equivalents	234.2	116.6
Cash and cash equivalents
Beginning of period	178.2	77.5

End of period	$412.4	$194.1

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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
     Recent Accounting Pronouncements
     On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. Going forward, the FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”) or Emerging Issues Task Force (“EITF”) Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. We have included references to the Codification, as appropriate, in these financial statements.
     FASB ASC 815-10-65 “Derivatives and Hedging” (“ASC 815-10-65”) requires enhanced disclosures, including interim period disclosures, about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Expanded disclosures concerning where derivatives are reported on the balance sheet and where gains/losses are recognized in the results of operations are also required. The Company adopted the provisions of ASC 815-10-65 prospectively on January 1, 2009. See Note 12 — Fair Value Measurement.
     FASB ASC 260-10-45 “Earnings Per Share” (“ASC 260-10-45”) clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. The restricted stock awards the Company has granted to employees and directors are considered participating securities as they receive nonforfeitable dividends. The Company has adopted the provisions of ASC 260-10-45 effective January 1, 2009. Retrospective application of these provisions has decreased both basic and diluted earnings per share by $.01 for each of the years ended December 31, 2008 and December 31, 2007. See Note 9 – Earnings Per Share.
     FASB ASC 825-10 “Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. The Company began disclosing this information in the second quarter of 2009. See Note 12 – Fair Value Measurement.
     FASB ASC 320-10-65 “Investments – Debt and Equity Securities” amends the other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments for both debt and equity securities. The Company currently does not have any debt or equity securities that fall within this category and as such is currently not impacted by this standard.

     FASB ASC 860 “Transfers and Servicing” (“ASC 860”) improves the relevance and comparability of information that a reporting entity provides in its financial statements about transfers of financial assets. The provisions of ASC 860 will be applicable on January 1, 2010 and will be applied prospectively to transfers of financial assets completed after December 31, 2009. The Company does not anticipate these provisions will have a material impact on its financial statements.
     FASB ASC 810 “Consolidation” (“ASC 810”) amends the consolidation guidance for variable interest entities. The provisions will be applicable on January 1, 2010. The Company does not anticipate these provisions will have a material impact on its financial statements.
     FASB ASC 855-10 “Subsequent Events” requires disclosure of the date through which an entity has evaluated subsequent events. The Company adopted this provision in the second quarter of 2009. See Note 13 — Subsequent Events.
     In August 2009, the FASB issued ASU 2009-5, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-5”). This update provides clarification of the fair value measurement of financial liabilities when a quoted price in an active market for an identical liability (level 1 input of the valuation hierarchy) is not available. ASU 2009-5 is effective in the fourth quarter of 2009. The Company does not anticipate this update will have a material impact on its financial statements or disclosures.
2. Segment Information
     The Company’s reporting segments consist of the Electrical segment (comprised of electrical systems products and lighting products) and the Power segment. The following table sets forth financial information by business segment (in millions):

					Operating Income
	Net Sales		Operating Income		as a % of Net Sales
	2009	2008	2009	2008	2009	2008
Three Months Ended September 30,
Electrical	$414.2	$522.9	$51.5	$68.7	12.4%	13.1%
Power	179.7	211.9	39.8	34.6	22.1%	16.3%

Total	$593.9	$734.8	$91.3	$103.3	15.4%	14.1%

Nine Months Ended September 30,
Electrical	$1,213.7	$1,500.0	$110.4	$182.6	9.1%	12.2%
Power	550.0	552.3	104.8	91.0	19.1%	16.5%

Total	$1,763.7	$2,052.3	$215.2	$273.6	12.2%	13.3%

3. Variable Interest Entities
     The Company has a 50% interest in a joint venture in Hong Kong, established as Hubbell Asia Limited (“HAL”). The principal objective of HAL is to manage the operations of its wholly-owned manufacturing company in the People’s Republic of China. HAL commenced operations during the third quarter of 2008.
     Under the provisions of ASC 810, HAL is considered a variable interest entity (“VIE”) and the Company is the primary beneficiary as it absorbs the majority of the risk of loss (and benefit of gains) from the VIE’s activities. The presentation and disclosure requirements related to HAL’s noncontrolling interest have been applied retrospectively for all periods presented in accordance with ASC 810.
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
     In December 2008, the Company purchased all of the outstanding common stock of Varon for approximately $55.7 million in cash. Varon is a leading provider of energy-efficient lighting fixtures and controls designed for the indoor commercial and industrial lighting retrofit and relight market, as well as new and retrofit pedestrian-scale lighting applications. Varon has manufacturing operations in California, Florida and Wisconsin. This acquisition was added to the lighting products business within the Electrical segment.
     The purchase price allocation for the Varon acquisition will be finalized upon the completion of working capital adjustments and fair value analyses. Final determination of the purchase price and fair values to be assigned may result in adjustments to the preliminary estimated values and amortization periods assigned at the date of acquisition. The CDR acquisition accounting was finalized in September 2009.
     The following table summarizes the most recent financial data for the opening balance sheets associated with the Varon and CDR acquisitions (in millions):

		September 19,
	December 5, 2008	2008
	Varon	CDR

Purchase Price Allocations:
Current assets	$20.4	$9.0
Other non-current assets	3.6	8.9
Intangible assets	18.9	17.8
Goodwill	23.6	46.3
Current liabilities	(9.8)	(13.2)
Non-current liabilities	(1.0)	—

Total Purchase price	$55.7	$68.8

Intangible Assets:
Patents, tradenames and trademarks	$2.2	$6.0
Customer/Agent relationships	16.7	11.6
Other	—	0.2

Total Intangible assets	$18.9	$17.8

Intangible Asset Amortization Period:
Patents, tradenames and trademarks	30 years	30 years
Customer/Agent relationships	10 years	10 years
Other	—	< 1 year

Total Weighted average	12 years	17 years

Approximate percentage of goodwill deductible for tax purposes	100%	100%

     The Condensed Consolidated Financial Statements include the results of operations of all the businesses acquired in 2008 from their respective dates of acquisition.

5. Inventories, net
          Inventories, net are comprised of the following (in millions):

	September 30, 2009	December 31, 2008
Raw material	$86.4	$108.6
Work-in-process	58.1	65.7
Finished goods	187.1	247.2

	331.6	421.5
Excess of FIFO over LIFO cost basis	(83.7)	(86.3)

Total	$247.9	$335.2

     During 2009, inventory quantities have been reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2009 purchases, the effect of which decreased cost of goods sold by approximately $1.8 million and $4.3 million for the three and nine months ended September 30, 2009, respectively. Earnings per diluted share increased by approximately $0.02 and $0.05 for the three and nine months ended September 30, 2009, respectively, as a result of these LIFO liquidations.
6. Goodwill and Other Intangible Assets
     Changes in the carrying amounts of goodwill for the nine months ended September 30, 2009, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
Balance December 31, 2008	$324.1	$260.5	$584.6
Acquisitions	(5.5)	14.2	8.7
Translation adjustments	7.7	3.2	10.9

Balance September 30, 2009	$326.3	$277.9	$604.2

     The acquisition adjustments represent purchase accounting adjustments related to the December 2008 Varon acquisition in the Electrical segment and the September 2008 CDR acquisition in the Power segment.
     The carrying value of other intangible assets included in Intangible assets and other in the Condensed Consolidated Balance Sheet, is as follows (in millions):

	September 30, 2009		December 31, 2008
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization
Definite-lived:
Patents, tradenames and trademarks	$80.3	$(10.1)	$84.4	$(7.4)
Customer/Agent relationships and other	84.0	(17.6)	74.2	(12.0)

Total	164.3	(27.7)	158.6	(19.4)
Indefinite-lived:
Tradenames and other	20.4	—	20.3	—

Total	$184.7	$(27.7)	$178.9	$(19.4)

     Amortization expense associated with these definite-lived intangible assets in the nine months ended September 30, 2009 was $7.4 million. Amortization expense associated with these intangible assets for the full year is expected to be $9.8 million in 2009, $9.3 million in 2010, $9.2 million in 2011, $8.7 million in 2012 and $8.5 million in both 2013 and 2014.

7. Total Equity
     Total equity is comprised of the following (in millions, except per share amounts):

	September 30,	December 31,
	2009	2008
Common stock, $.01 par value:
Class A — authorized 50.0 shares; issued and outstanding 7.2 and 7.2 shares	$0.1	$0.1
Class B — authorized 150.0 shares; issued and outstanding 49.3 and 49.1 shares	0.5	0.5
Additional paid-in-capital	29.7	16.3
Retained earnings	1,179.2	1,108.0
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(82.5)	(86.0)
Cumulative translation adjustment	(4.3)	(32.6)
Unrealized gain on investment, net of tax	0.4	0.2
Cash flow hedge (loss) gain, net of tax	(0.6)	1.6

Total Accumulated other comprehensive loss	(87.0)	(116.8)

Hubbell Shareholders’ equity	1,122.5	1,008.1
Noncontrolling interest	3.4	3.0

Total equity	$1,125.9	$1,011.1

     The increase in additional paid-in capital is due to the issuance of $4.3 million of shares as payment of directors’ deferred compensation and $2.9 million of stock option activity, including tax benefits and $6.2 million of stock-based compensation.
8. Comprehensive Income
     Total comprehensive income and its components are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Net Income	$57.5	$66.5	$131.2	$176.4

Foreign currency translation adjustments	6.2	(20.3)	28.3	(11.9)
Amortization of net prior service costs and net actuarial losses, net of tax	1.1	0.3	3.5	0.9
Change in unrealized losses (gains) on investments, net of tax	0.1	(0.2)	0.2	(0.3)
Change in unrealized (gains) losses on cash flow hedges, net of tax	(0.7)	0.7	(2.2)	2.6

Total Comprehensive income	64.2	47.0	161.0	167.7
Less: Comprehensive income attributable to noncontrolling interest	0.2	—	0.7	—

Comprehensive income attributable to Hubbell	$64.0	$47.0	$160.3	$167.7

9. Earnings Per Share
     The following table sets forth the computation of earnings per share for the three and nine months ended September 30, 2009 and 2008 (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Net income attributable to Hubbell	$57.3	$66.5	$130.5	$176.4

Weighted average number of common shares outstanding during the period	56.4	56.1	56.4	56.3
Potential dilutive shares	0.3	0.4	0.2	0.4

Average number of shares outstanding	56.7	56.5	56.6	56.7

Earnings per share:
Basic	$1.01	$1.18	$2.31	$3.13

Diluted	$1.01	$1.18	$2.31	$3.11

Anti-dilutive securities excluded from the calculation of earnings per diluted share:
Stock options and performance shares	1.4	1.5	2.1	1.5
Stock appreciation rights	2.0	1.3	2.0	1.3
     In accordance with the provisions of ASC 260-10-45, effective January 1, 2009, the computation of common shares outstanding has been modified to include all outstanding unvested share-based payments that contain rights to nonforfeitable dividends. The retrospective application of this standard has decreased basic and diluted earnings per share by $0.02 and $0.01, respectively for the nine months ended September 30, 2008. There was no impact to diluted earnings per share for the three months ended September 30, 2009 while basic earnings per share for the same period decreased $0.01. The full year impact of adoption of ASC 260-10-45 decreased both basic and diluted earnings per share by $0.01 for the period ended December 31, 2008.

10. Pension and Other Benefits
     The following table sets forth the components of pension and other benefits cost for the three and nine months ended September 30, (in millions):

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Components of net periodic benefit cost for the three months ended September 30
Service cost	$3.0	$3.3	$—	$0.1
Interest cost	9.5	8.7	0.4	0.4
Expected return on plan assets	(9.4)	(11.5)	—	—
Amortization of prior service cost	—	0.2	—	—
Amortization of actuarial losses	2.2	0.3	—	—

Net periodic benefit cost	$5.3	$1.0	$0.4	$0.5

Components of net periodic benefit cost for the nine months ended September 30
Service cost	$9.2	$11.1	$0.1	$0.2
Interest cost	27.7	26.8	1.3	1.3
Expected return on plan assets	(28.0)	(35.5)	—	—
Amortization of prior service cost	0.2	0.3	(0.1)	(0.1)
Amortization of actuarial losses	5.5	0.9	—	—

Net periodic benefit cost	$14.6	$3.6	$1.3	$1.4

Employer Contributions
     The Company anticipates contributing approximately $7.0 million to its foreign plans during 2009, of which $2.4 million has been contributed through September 30, 2009. Under the Pension Protection Act of 2006, the Company is not required to make a contribution to its qualified domestic benefit plans in 2009.
11. Guarantees
     The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.
     The Company records a liability equal to the fair value of guarantees in the Consolidated Balance Sheet in accordance with FASB ASC 460 “Guarantees”. As of September 30, 2009, the fair value and maximum potential payment related to the Company’s guarantees were not material.
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

     Changes in the accrual for product warranties during the nine months ended September 30, 2009 are set forth below (in millions):

Balance at December 31, 2008	$6.6
Provision	1.9
Purchase accounting adjustments	5.6
Expenditures/other	(5.4)

Balance at September 30, 2009	$8.7

12. Fair Value Measurement
     FASB ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”), provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements. In 2008, the Company elected to defer adoption of ASC 820 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.
     ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly and Level 3 inputs are unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions.
     The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2009 and December 31, 2008 (in millions):

		Quoted Prices in	Quoted Prices in		Quoted Prices in	Quoted Prices in
		Active Markets	Active Markets		Active Markets	Active Markets for
	September 30,	for Identical	for Similar Assets	December 31,	for Identical	Similar Assets
Asset (Liability)	2009	Assets (Level 1)	(Level 2)	2008	Assets (Level 1)	(Level 2)
Long term investments	$30.5	$30.5	$—	$35.1	$35.1	$—
Derivatives:
Forward exchange contracts	$(1.4)	$—	$(1.4)	$1.9	$—	$1.9
Interest rate swap	$(0.2)	$—	$(0.2)	$—	$—	$—

	$28.9	$30.5	$(1.6)	$37.0	$35.1	$1.9

     At September 30, 2009 and December 31, 2008, the Company did not have any financial assets or liabilities that fell within the Level 3 hierarchy.
Long-term Investments
     At September 30, 2009, long-term investments are comprised of $29.0 million of municipal bonds classified as available-for-sale securities and $1.5 million of mutual fund investments classified as trading securities. At December 31, 2008, long-term investments consisted entirely of available-for-sale securities.
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
     The fair values of derivative instruments in the Condensed Consolidated Balance Sheet are as follows (in millions):

	Asset/(Liability) Derivatives
		Fair Value
Derivatives designated as hedges in accordance with ASC 815	Balance Sheet Location	September 30, 2009	December 31, 2008
Forward exchange contracts designated as cash flow hedges	Deferred taxes and other	$—	$1.9
Forward exchange contracts designated as cash flow hedges	Other accrued liabilities	(1.4)	—
Interest rate swap designated as a fair value hedge	Other non-current liabilities	(0.2)	—

		$(1.6)	$1.9

     Forward exchange contracts
     In 2009 and 2008, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases. As of September 30, 2009, the Company has 18 individual forward exchange contracts, each ranging between $0.5 million and $1.0 million, which have various expiration dates through September 2010. These contracts have been designated as cash flow hedges in accordance with ASC 815.
     The following table summarizes the amounts and location of gains/(losses) recognized in Accumulated other comprehensive loss and reclassified into income related to forward exchange contracts (in millions):

	Gain/(Loss) Recognized in		Location of	Gain/(Loss) Reclassified from Accumulated Other
	Accumulated Other Comprehensive		Gain/(Loss)	Comprehensive Loss into Income (Effective Portion)
Derivatives designated as Cash	Loss		Reclassified into	Three Months Ended		Nine Months Ended
flow Hedges in accordance with	September 30,	December 31,	Income (Effective	September 30		September 30
ASC 815	2009	2008	Portion)	2009	2008	2009	2008
Forward exchange contracts	$(0.9)	$1.3	Cost of goods sold	$(0.3)	$0.2	$1.1	$(0.2)
     There was no hedge ineffectiveness with respect to the forward exchange cash flow hedges during the three and nine months ended September 30, 2009 and 2008.
     Interest Rate Swaps
     In May of 2009, the Company entered into a three year interest rate swap for an aggregate notional amount of $200 million to manage its exposure to changes in the fair value of its 6.375% $200 million fixed rate debt maturing in May 2012. Under the swap, the Company receives interest based on a fixed rate of 6.375% and pays interest based on a floating one month LIBOR rate plus a spread. The interest rate swap is designated as a fair value hedge under ASC 815 and qualifies for the “short-cut” method; as such, no hedge ineffectiveness is recognized. The interest rate swap is recorded at fair value, with an offsetting amount recorded against the carrying value of the fixed-rate debt. During the three and nine months ended September 30, 2009, interest expense was reduced $0.5 million and $0.8 million, respectively, as a result of entering into the interest rate swap.
     Interest Rate Locks
     Prior to the 2002 and 2008 issuance of long-term notes, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2002 interest rate lock resulted in a $1.3 million loss while the 2008 interest rate lock resulted in a $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. As of September 30, 2009, there were $0.3 million of net unamortized gains remaining.

Long-term Debt
     The total carrying value of long-term debt as of September 30, 2009 was $497.5 million, net of unamortized discount and a basis adjustment related to a fair value hedge. As of September 30, 2009, the estimated fair value of the long-term debt was $546.7 million based on quoted market prices.
13. Subsequent Events
     On October 2, 2009, the Company completed the purchase of FCI Americas, Inc. (the business known as “Burndy®”) for consideration of approximately $360 million in cash (net of cash acquired) subject to certain standard adjustments. Burndy, headquartered in Manchester, New Hampshire, is a leading North American manufacturer of connectors, cable accessories and tooling. Burndy serves commercial and industrial markets and utility customers primarily in the United States (with roughly 25% of its sales in Canada, Mexico and Brazil). Net sales in 2008 were approximately $225 million and operating profit margins were in the high teens. Burndy will continue to operate as a stand alone business unit as part of Hubbell’s electrical systems products for the foreseeable future. The acquisition was funded with approximately $278 million of cash and $82 million of commercial paper. The Company will continue to evaluate permanent financing alternatives to meet its ongoing requirements. The acquisition is expected to be accretive to earnings in 2010.
     The Company’s financial statements for the quarter ended September 30, 2009 were issued on October 23, 2009. The Company has determined that no other events or transactions have occurred through the date of issuance that would require recognition or disclosure within the financial statements.

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
Organic. While demand in 2009 has decreased due to the recessionary market conditions, the Company remains focused on expanding market share through an emphasis on new product introductions and more effective utilization of sales and marketing efforts across the organization.
Acquisitions. In 2008, we invested a total of $267.4 million on acquisitions and their related costs. In 2009, these businesses are expected to contribute approximately $160 million in net sales.
•	Price Realization
In 2008, numerous price increases were implemented to offset significant commodity cost increases, steel in particular. In 2009, we are experiencing a less volatile commodity environment compared to 2008 and continue to exercise pricing discipline. However, the combination of weaker overall demand and lower year over year commodity costs has made price realization progressively more challenging throughout 2009.
•	Cost Containment
Global sourcing. We remain focused on expanding our global product and component sourcing and supplier cost reduction program. We continue to consolidate suppliers, utilize reverse auctions, and partner with vendors to shorten lead times, improve quality and delivery and reduce costs.
Freight and Logistics. Transporting our products from suppliers, to warehouses, and ultimately to our customers, is a major cost to our Company. In 2009, we continue to reduce these costs and increase the effectiveness of our freight and logistics processes including capacity utilization and network optimization.
•	Productivity
We continue to work towards fully realizing the benefits of our enterprise-wide business system implementation, including standardizing best practices in inventory management, production planning and scheduling to improve manufacturing throughput and reduce costs. In addition, value-engineering efforts and product transfers are also expected to contribute to our productivity improvements. This continuing emphasis on operational improvements has led to further reductions in lead times and improved service levels to our customers.
Working Capital Efficiency. Working capital efficiency is principally measured as the percentage of trade working capital (inventory plus accounts receivable, less accounts payable) divided by annual net sales. We continue to focus on improving our working capital efficiency with an emphasis on inventory.
Transformation of business processes. We are continuing our long-term initiative of applying lean process improvement techniques throughout the enterprise, with particular emphasis on reducing supply chain complexity to eliminate waste and improve efficiency and reliability. We will continue to build on the shared services model that has been implemented in sourcing and logistics and apply those principles in other areas.

Results of Operations
Summary of Consolidated Results (in millions, except per share data):

	Three Months Ended September 30				Nine Months Ended September 30
		% of Net		% of Net		% of Net		% of Net
	2009	sales	2008	sales	2009	sales	2008	sales
Net Sales	$593.9		$734.8		$1,763.7		$2,052.3
Cost of goods sold	401.0		514.6		1,229.6		1,434.8

Gross Profit	192.9	32.5%	220.2	30.0%	534.1	30.3%	617.5	30.1%
Selling & administrative expense	101.6	17.1%	116.9	15.9%	318.9	18.1%	343.9	16.8%

Operating income	91.3	15.4%	103.3	14.1%	215.2	12.2%	273.6	13.3%
Net Income attributable to Hubbell	57.3	9.6%	66.5	9.1%	130.5	7.4%	176.4	8.6%
Earnings per share — diluted	$1.01		$1.18		$2.31		$3.11
Net Sales
     Net sales of $593.9 million for the third quarter of 2009 decreased 19% compared to the third quarter of 2008 due to lower market demand and unfavorable foreign currency translation partially offset by acquisitions. Compared to the third quarter of 2008, acquisitions added approximately three percentage points to net sales while overall volume decreased 21%. Foreign currency translation decreased net sales by one percentage point in the third quarter of 2009 compared to the third quarter of 2008.
     Net sales for the first nine months of 2009 of $1,763.7 million decreased 14% versus the comparable period of 2008. Compared to the first nine months of 2008, acquisitions and price realization added approximately four and one percentage points, respectively, to net sales while overall volume decreased 17%. Foreign currency translation decreased net sales by two percentage points for the first nine months of 2009 compared to the same period of 2008.
Gross Profit
     The consolidated gross profit margin in the third quarter of 2009 was 32.5% compared to 30.0% in the third quarter of 2008. The increase in gross profit margin in the third quarter of 2009 was due to lower commodity costs and productivity improvements, including savings associated with the workforce reduction actions taken in previous quarters partially offset by lower absorption of manufacturing overhead resulting from decreased demand and continued net inventory reductions. The lower commodity costs added approximately three percentage points to gross profit margin in the third quarter of 2009 compared to the third quarter of 2008.
     For the first nine months of 2009, gross profit margin was 30.3% compared to 30.1% for the first nine months of 2008. The increase in gross profit margin for the first nine months of 2009 was due to price realization, lower commodity costs and productivity improvements partially offset by lower absorption of manufacturing overhead resulting from decreased demand and net inventory reductions.
Selling & Administrative Expenses (“S&A”)
     S&A expenses decreased $15.3 and $25.0 million in the third quarter and first nine months of 2009, respectively. These decreases were primarily due to cost containment actions, including reduced employment levels, partially offset by costs associated with the Burndy acquisition. As a percentage of net sales, S&A expenses were 17.1% in the third quarter of 2009, compared to 15.9% in the comparable period of 2008. For the first nine months of 2009, S&A expenses were 18.1% of net sales compared to the 16.8% reported in the first nine months of 2008. The increase in S&A expenses as a percentage of net sales for the third quarter and first nine months of 2009 versus the comparable periods of 2008 was primarily due to higher pension expense and higher legal and professional fees associated with the Burndy acquisition. The higher pension expense accounted for 50 basis points of the year-over-year percentage point increase for the third quarter and first nine months. In addition, acquisition costs increased the S&A percent to sales by 50 basis points in the third quarter.

Total Other Expense, net
     In the third quarter of 2009 and for the first nine months of 2009, net interest expense increased $0.9 million and $6.1 million, respectively, versus the comparable periods of 2008 due to a higher level of long term debt and lower levels of investment income. The higher long term debt level was due to the Company completing a $300 million bond offering in May 2008.
Income Taxes
     The effective tax rate in the third quarter of 2009 and for the first nine months was 31.5% compared to 30.5% in the comparable periods of 2008 primarily due to lower foreign tax benefits partially offset by the research and development tax credit. The research and development tax credit which expired as of December 31, 2007 was retroactively reinstated in the fourth quarter of 2008. The full year benefit for the 2008 research and development tax credit was reflected in the effective tax rate for the fourth quarter of 2008.
Net Income attributable to Hubbell and Earnings Per Diluted Share
     Net income attributable to Hubbell and earnings per diluted share each decreased 14% in the third quarter of 2009 compared to the third quarter of 2008. For the first nine months of 2009, net income and earnings per diluted share each decreased 26% versus the comparable period of 2008. The decrease in both net income and earnings per diluted share for the third quarter and the first nine months of 2009 reflects lower net sales and operating income, higher net interest expense and a higher effective tax rate.
Segment Results
Electrical

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions)	2009	2008	2009	2008
Net sales	$414.2	$522.9	$1,213.7	$1,500.0
Operating income	51.5	68.7	110.4	182.6
Operating margin	12.4%	13.1%	9.1%	12.2%
     Net sales in the Electrical segment decreased 21% in the third quarter of 2009 compared with the third quarter 2008 due to lower market demand and unfavorable foreign currency translation partially offset by acquisitions. Compared to the third quarter of 2008, acquisitions added approximately two percentage points to net sales while overall volume decreased 21%. Foreign currency translation decreased net sales by two percentage points in the third quarter of 2009 versus the comparable period of 2008.
     Within the segment, electrical systems products sales decreased 21% in the third quarter of 2009 compared to the third quarter of 2008 due to lower market demand and unfavorable foreign currency translation. Within electrical systems products, in the third quarter of 2009 compared to the third quarter of 2008, net sales of both wiring products and electrical products decreased in line with the overall segment. Sales of lighting products decreased 21% in the third quarter of 2009 compared to 2008 due to lower market demand partially offset by the Varon acquisition and favorable price realization. Commercial and industrial sales decreased 19% including the favorable impact of the Varon acquisition. Sales of residential lighting products were lower by approximately 27% as a result of the decline in the U.S. residential construction market.
     Operating income in the third quarter of 2009 decreased 25% to $51.5 million compared to the third quarter of 2008 primarily due to lower market demand. Operating margin decreased by 70 basis points compared to the third quarter of 2008 primarily due to lower absorption of manufacturing overhead resulting from significantly lower production volume partially offset by productivity improvements and lower commodity costs. Within the segment both electrical systems products and lighting products operating income declined compared to the third quarter of 2008.
     Net sales for the first nine months of 2009 decreased 19% versus the comparable period of 2008. Compared to the first nine months of 2008, acquisitions added approximately two percentage points and price realization added one percentage point to net sales while overall volume decreased 19%. Foreign currency translation decreased net sales by three percentage points for the first nine months of 2009 compared to the same period of 2008.
     During the first nine months of 2009, electrical systems products sales decreased 20% versus the comparable period of 2008. This decline occurred for both wiring products and electrical products but was tempered by increased high voltage sales. Lighting products net sales decreased 18% for the first nine months of 2009 compared to the same period of 2008 with both the residential and commercial and industrial markets experiencing declines.
     For the first nine months of 2009, operating income decreased 40% to $110.4 million primarily due to lower market demand. Productivity improvements and price realization offset inflationary increases and unfavorable foreign currency translation. The first nine months of 2009 include approximately $7 million of costs associated with workforce reductions. Year-to-date operating margin decreased by 310 basis points compared to the first nine months of 2008 primarily due to lower absorption of manufacturing overhead resulting from significantly lower production volume, costs associated with workforce reductions and facility consolidations and higher S&A expenses as a percentage of net sales. S&A expenses, while higher as a percentage of net sales in the first nine months of 2009, decreased 10% compared to the first nine months of 2008. Within the segment both electrical systems products and lighting products operating income and operating margin declined during the first nine months of 2009 as compared to the first nine months of 2008.
Power

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions)	2009	2008	2009	2008
Net sales	$179.7	$211.9	$550.0	$552.3
Operating income	39.8	34.6	104.8	91.0
Operating margin	22.1%	16.3%	19.1%	16.5%
     Net sales in the Power segment decreased 15% in the third quarter of 2009 compared to the third quarter of 2008 due to lower volume as a result of weaker demand for distribution products, fewer storm related shipments and unfavorable price realization. Compared to the third quarter of 2008, acquisitions added approximately seven percentage points to net sales while overall volume decreased 20%. Six percentage points of the volume decline was due to lower storm related shipments. Foreign currency translation and price realization decreased net sales by one percentage point each in the third quarter of 2009 compared to the third quarter of 2008.
     Operating income increased by $5.2 million, or 15%, in the third quarter of 2009 compared to the third quarter of 2008 primarily due to commodity cost decreases, productivity improvements, and the impact of acquisitions partially offset by volume declines, lower price realization and cost inflation. Operating margin improved 580 basis points as the net favorable impact of commodity cost decreases and productivity improvements were only partially offset by the volume decline.
     Net sales for the first nine months of 2009 were essentially flat versus the comparable period of 2008 due to acquisitions and price realization offset by lower volume and unfavorable foreign currency translation. Acquisitions and price realization added approximately ten and two percentage points, respectively, to net sales in the first nine months of 2009 compared with the same period of 2008. Overall volume has decreased 11% compared to the first nine months of 2008 with storm related shipments being flat. In addition, foreign currency translation decreased net sales by one percentage point for the first nine months of 2009 as compared to the same period of 2008.
     On a year-to-date basis, operating income increased by $13.8 million and operating margin improved 260 basis points as the net favorable impact of price realization, productivity improvements and commodity cost decreases were only partially offset by inflationary cost increases.
OUTLOOK
     The Company’s full year net sales for 2009 are expected to decline by approximately 13% compared to 2008. During the fourth quarter of 2009, the Company anticipates net sales, including the favorable impact from Burndy, to be comparable to the third quarter of 2009. The Burndy acquisition is expected to add approximately seven percentage points to net sales in the fourth quarter of 2009. Excluding Burndy, fourth quarter 2009 net sales are expected to be lower than the third quarter of 2009 due to fewer shipping days and continued end market weakness. Operating margins in the fourth quarter of 2009 are anticipated to be lower than the third quarter of 2009 due to lower volume and higher commodity costs. Burndy is expected to contribute modest operating income in the fourth quarter of 2009 due to typical accounting adjustments associated with acquisitions.
     In 2009, the Company has continued to move forward with its productivity programs, including streamlining operations and adjusting workforce levels in line with market conditions. The Company remains focused on appropriately sizing the overall cost base of the organization relative to the economic environment. In 2009, the Company expects free cash flow to be approximately twice the level of net income due to our focus on trade working capital with specific emphasis on reducing inventory.
     In 2010, we anticipate our end market demand to be mixed. The Company’s largest served market, non-residential construction is forecasted to decline in the high teens range. The utility market is expected to grow slightly as the forecasted improvement in the housing market should boost demand for distribution products while transmission and substation project spending is likely to rise as demand increases and capital budgets become less constrained. The industrial markets are expected to expand in the coming year with capacity utilization rates improving from this year’s low levels. The residential market is forecasted to improve; however, we believe the strong recovery being suggested by many is overly optimistic and premature given the level of unemployment and high supply of existing inventory. The Federal stimulus plan is expected to generate orders in 2010, particularly in our Power and Lighting businesses, but the timing and magnitude of such benefits are still difficult to estimate. The full year impact of the Burndy acquisition is expected to contribute approximately six percentage points of incremental net sales in 2010.
     We will continue to work on productivity initiatives, including further plant rationalization, better optimization of sourcing and management of the cost price equation to drive margin improvement in 2010. The 2010 incremental productivity savings associated with the streamlining actions implemented during 2009 is expected to add approximately 100 basis points to operating margin. We also expect Burndy to be accretive to 2010 earnings.
     In 2010, we anticipate generating free cash flow greater than net income. Finally, we will continue to focus on integrating Burndy and pursuing additional opportunistic acquisitions.

pricing discipline in line with commodity cost changes. Finally, while we anticipate some benefit from the Federal stimulus package, the timing and magnitude of such benefits remain uncertain.
      In 2009, the Company has continued to move forward with its productivity programs, including streamlining operations and adjusting workforce levels in line with market conditions. The Company remains focused on appropriately sizing the overall cost base of the organization relative to the economic environment. For the fiscal year 2009, the Company expects free cash flow to be approximately double net income due to our focus on trade working capital with specific emphasis on reducing inventory.
      While we are experiencing a decrease in net sales and earnings for the fiscal year 2009, our focus and strategy remains largely unchanged. By successfully managing the cost price equation, improving productivity, both factory and back office, and acquiring strategic businesses the Company expects to position itself to meet its long term financial goals.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Nine Months Ended
	September 30
(In millions)	2009	2008
Net Cash provided by (used in):
Operating activities	$297.1	$234.9
Investing activities	(11.6)	(229.9)
Financing activities	(56.5)	113.4
Effect of foreign currency exchange rate changes on cash and cash equivalents	5.2	(1.8)

Net change in cash and cash equivalents	$234.2	$116.6

     Cash provided by operating activities for the nine months ended September 30, 2009 increased from the comparable period in 2008 primarily as a result of lower working capital partially offset by lower net income. Working capital in the first nine months of 2009 provided cash of $89.6 million compared to $2.1 million of cash used in the first nine months of 2008. The lower level of working capital in 2009 consists of decreases in accounts receivable and inventory, partially offset by lower levels of current liabilities, specifically accounts payable.
     Investing activities used cash of $11.6 million in the first nine months of 2009 compared to cash used of $229.9 million during the comparable period in 2008. The change is due to lower levels of spending on acquisitions in the first nine months of 2009 as compared to 2008. Financing activities used cash of $56.5 million in the first nine months of 2009 compared to $113.4 million of cash provided during the comparable period of 2008. The first nine months of 2008 included the net proceeds associated with the $300 million debt offering completed in May 2008, partially offset by share repurchases and net commercial paper repayments.
Investments in the Business
     Investments in our business include both normal expenditures required to maintain the operations of our equipment and facilities as well as expenditures in support of our strategic initiatives. In the first nine months of 2009, we used cash of $19.3 million for capital expenditures, a decrease of $14.7 million from the comparable period of 2008.
     In the first nine months of 2009, acquisition activity was lower than 2008 levels, resulting in a decrease of $205.6 million from the comparable period of 2008. The first nine months of 2008 included the acquisition of Kurt Versen, Inc. and the acquisition of a small electrical products product line, both of which were added to the Electrical segment. It also included the acquisitions of USCO, CDR and a high voltage condenser bushing product line, all of which were added to the Power segment.
     In December 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock which was expected to be completed over a two year period. As of September 30, 2009, approximately $160 million remains authorized for future repurchases under the December 2007 program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows. We have not repurchased any shares since August 2008.
Debt to Capital
     Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be more appropriate than total debt for measuring our financial leverage as it better measures our ability to meet our funding needs.

	September 30,	December 31,
(In millions)	2009	2008
Total Debt	$497.5	$497.4
Total Hubbell Shareholders’ Equity	1,122.5	1,008.1

Total Capital	$1,620.0	$1,505.5

Debt to Total Capital	31%	33%
Cash and Investments	$442.9	$213.3
Net Debt	$54.6	$284.1
     At September 30, 2009, the Company’s debt consisted entirely of long-term notes totaling $497.5 million, net of unamortized discount and a basis adjustment related to a fair value hedge. These fixed-rate notes, with amounts of $200 million and $300 million due in 2012 and 2018, respectively, are not callable and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at September 30, 2009.
      In May 2009, the Company entered into a three-year interest rate swap for an aggregate notional amount of $200 million to manage its exposure to changes in the fair value of its 6.375% $200 million fixed rate debt maturing in May 2012. Under the swap, the Company receives interest based on a fixed rate of 6.375% and pays interest based on a floating one month LIBOR rate plus a spread. The interest rate swap is designated as a fair value hedge under ASC 815 and qualifies for the “short-cut” method; as such, no hedge ineffectiveness is recognized. The interest rate swap is recorded at fair value, with an offsetting amount recorded against the carrying value of the fixed-rate debt.
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
     On October 2, 2009, the Company completed the purchase of Burndy for consideration of approximately $360 million in cash (net of cash acquired) subject to certain standard adjustments. The acquisition was funded with approximately $278 million of cash and $82 million of commercial paper. The Company will continue to evaluate permanent financing alternatives to meet its ongoing requirements.
     In September 2009, the Company entered into a credit agreement with Credit Suisse for an approximately CHF 30 million line of credit to support the issuance of letters of credit. The availability of credit under this facility is dependent upon the maintenance of compensating balances, which may be withdrawn. There are no annual commitment fees associated with this credit facility.
     In March 2008, we exercised our option to expand our revolving credit facility from $250 million to $350 million. As of September 30, 2009 the $350 million committed bank credit facility had not been drawn against and remains a backup to our commercial paper program. Although not the principal source of liquidity, we believe our credit facility is capable of providing significant financing flexibility at reasonable rates of interest. However, in the event of a significant deterioration in the results of our operations or cash flows, leading to deterioration in financial condition, our borrowing costs could increase and/or our ability to borrow could be restricted. We have not entered into any other guarantees that could give rise to material unexpected cash requirements.

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
     The disruption in the current credit markets has had a significant adverse impact on a number of financial institutions. At this point in time, the Company’s liquidity has not been impacted by the current credit environment and management does not expect that it will be materially impacted in the near future. Management will continue to closely monitor the Company’s liquidity and the credit markets. However, management can not predict with any certainty the impact to the Company of any further disruption in the credit environment.
Critical Accounting Estimates
     A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first nine months of 2009, there were no significant changes in our estimates and critical accounting policies.

Forward-Looking Statements
     Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about capital resources, performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in operating results, anticipated market conditions and economic recovery are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:
•	Changes in demand for our products, market conditions, product quality, or product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	The expected benefits and the timing of other actions in connection with our enterprise-wide business system.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected or future levels of operating cash flow, indebtedness and capital spending.

•	General economic and business conditions in particular industries or markets.

•	The anticipated benefits from the recently enacted Federal stimulus package.

•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	A major disruption in one of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations and relocations.

•	Changes in our relationships with, or the financial condition or performance of, key distributors and other customers, agents or business partners which could adversely affect our results of operations.

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions.

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Ability to carry out future acquisitions and strategic investments in our core businesses and costs relating to acquisitions and acquisition integration costs.

•	Future repurchases of common stock under our common stock repurchase programs.

•	Changes in accounting principles, interpretations, or estimates.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

•	Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. The Company’s procurement strategy continues to emphasize an increased level of purchases from international locations, primarily China and India, which subjects the Company to increased political and foreign currency exchange risk. Changes in the Chinese government’s policy regarding the value of the Chinese currency versus the U.S. dollar has not had any significant impact on our financial condition, results of operations or cash flows. However, strengthening of the Chinese currency could increase the cost of the Company’s products procured from this country. These factors have not increased significantly since the beginning of 2009. Accordingly, there has been no significant change in the Company’s strategies to manage these exposures during the first nine months of 2009. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ending December 31, 2008.
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
     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
     In December 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock which was expected to be completed over a two year period. As of September 30, 2009, approximately $160 million remains available under the December 2007 program. Depending upon numerous factors, including market conditions and alternative uses of cash, the Company may conduct discretionary repurchases through open market and privately negotiated transactions during its normal trading windows. The Company has not repurchased any shares since August 2008.
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

Date: October 23, 2009	HUBBELL INCORPORATED

/s/ David G. Nord	/s/ Darrin S. Wegman

David G. Nord	Darrin S. Wegman
Senior Vice President and Chief Financial Officer	Vice President, Controller (Chief Accounting Officer)