Form 10-K
period 2009-12-31
HUBBELL INC
filed 2010-02-19
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 was $1,646,427,497*. The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of February 12, 2010 was 7,167,506 and 52,579,625, respectively.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the annual meeting of shareholders scheduled to be held on May 3, 2010, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.

*	Calculated by excluding all shares held by Executive Officers and Directors of registrant and the Louie E. Roche Trust, the Harvey Hubbell Trust, the Harvey Hubbell Foundation and the registrant’s pension plans, without conceding that all such persons or entities are “affiliates” of registrant for purpose of the Federal Securities Laws.

HUBBELL INCORPORATED

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2009

PART I

Item 1.	Business

Hubbell Incorporated (herein referred to as “Hubbell”, the “Company”, the “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries as the context may require) was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Hubbell is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, Mexico, the People’s Republic of China, Italy, the United Kingdom (“UK”), Brazil and Australia. Hubbell also participates in joint ventures in Taiwan and the People’s Republic of China, and maintains sales offices in Singapore, the People’s Republic of China, Mexico, South Korea, and the Middle East.

The Company’s reporting segments consist of the Electrical segment (comprised of electrical systems products and lighting products) and the Power segment, as described below. See also Note 21 — Industry Segments and Geographic Area Information in the Notes to Consolidated Financial Statements.

On October 2, 2009, the Company completed the purchase of Burndy Americas (“Burndy®”) for $355.2 million in cash (net of cash acquired). Burndy, headquartered in Manchester, New Hampshire, is a leading North American manufacturer of connectors, cable accessories and tooling. Burndy’s connector portfolio consists of Hydenttm and Servit® compression and mechanical connectors; Implotm, Hyground® and Burndyweld® transmission and substation grounding connectors and Wejtaptm overhead line connectors. Burndy also sells cable accessories including Penetroxtm oxide inhibiting compounds and hydraulic, pneumatic and mechanical tooling including the Patriot® family of battery tools and The Smart Cart® cable management systems. Burndy serves commercial and industrial markets and utility customers primarily in the United States (with roughly 25% of its sales in Canada, Mexico and Brazil). This acquisition has been added to the electrical systems business within the Electrical segment.

In December 2009, the Company purchased a product line for $0.6 million. This product line, comprised of conductor bar and festoon systems, has been added to the electrical systems business within the Electrical segment.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of the Company’s website at http://www.hubbell.com as soon as practicable after such material is electronically filed with, or furnished to, the SEC. These filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Company’s SEC filings can be accessed from the SEC’s homepage on the Internet at http://www.sec.gov. The information contained on the Company’s website or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

ELECTRICAL SEGMENT

The Electrical segment (70%, 72% and 75% of consolidated revenues in 2009, 2008 and 2007, respectively) is comprised of businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, lighting fixtures and controls, as well as other electrical equipment. The products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians and telecommunications companies. In addition, certain businesses design and manufacture a variety of high voltage test and measurement equipment, industrial controls and communication systems used in the non-residential and industrial markets. Many of these products may also be found in the oil and gas (onshore and offshore) and mining industries. Certain lighting fixtures, wiring devices and electrical products also have residential and utility applications.

These products are primarily sold through electrical and industrial distributors, home centers, retail and hardware outlets, and lighting showrooms. Special application products are sold primarily through wholesale distributors to contractors, industrial customers and original equipment manufacturers (“OEMs”). High voltage products are sold primarily by direct sales to customers through its sales engineers. Hubbell maintains a sales and marketing organization to assist potential users with the application of certain products to their specific requirements, and with architects, engineers, industrial designers, OEMs and electrical contractors for the design of electrical systems to meet the specific requirements of industrial, non-residential and residential users. Hubbell is also represented by sales agents for its lighting fixtures and controls, electrical wiring devices, rough-in electrical products and high voltage products lines.

Hubbell Electrical Systems

Wiring Products

Hubbell designs, manufactures and sells wiring products which are supplied principally to industrial, non-residential and residential customers. These products, comprising several thousand catalog items, include items such as:

• Cable/cord reels	• Marine products	• Surge suppression devices

• Connectors	• Mesh grips	• Switches & dimmers

• Floor boxes/poke throughs	• Pin & sleeve devices	• Switched enclosures

• Ground fault devices	• Service poles	• Wiring accessories

These products, sold under the Hubbell®, Kellems®, Bryant®, Burndy®, Wejtaptm, Hydenttm, Servit®, Hyground®, Burndyweld®, and Circuit Guard® trademarks, are sold to industrial, non-residential, utility and residential markets. Hubbell also manufactures TVSS (transient voltage surge suppression) devices, under the Spikeshield® trademark, which are designed to protect electronic equipment such as personal computers and other supersensitive electronic equipment.

Hubbell also manufactures and/or sells components designed for use in local and wide area networks and other telecommunications applications supporting high-speed data and voice signals.

Electrical Products

Hubbell designs and manufactures electrical products with various applications. These include commercial and industrial products, tooling and cable management products, products for harsh and hazardous locations and high voltage test and measurement equipment.

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

Tooling and Cable Management Products

Hubbell manufactures and sells a wide array of tooling products including hydraulic, mechanical and pneumatic tooling, as well as the Patriot® family of battery tools for various applications. The 2009 acquisition of Burndy expanded Hubbell’s array of cable management products, including hand carts and spool carriers. Hubbell’s cable management products are sold under the Gleason Reel® and The Smart Cart® tradenames.

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

Lighting Products

Hubbell manufactures and sells lighting fixtures and controls for indoor and outdoor applications within three categories:

1) Commercial/Institutional and Industrial Outdoor, 2) Commercial/Institutional and Industrial Indoor, and 3) Residential.

A fast growing trend within all three of these categories is the adoption of light emitting diode (“LED”) technology as the light source. The Company has a broad array of LED-luminaire products within each category and the majority of the new product development efforts are oriented towards expanding those offerings.

Commercial/Institutional and Industrial Outdoor products are sold under a number of brand names and trademarks, including Kim Lighting®, Architectural Area Lighting, Beacon Products, Hubbell Outdoor Lighting, Security™, Spaulding™, Whiteway™, Sportsliter®, Sterner®, Devine®, and Lightscaper® and include:

• Bollards • Canopy light fixtures	• Pedestrian zone, path/egress, landscape, building and area lighting fixtures and poles

• Decorative landscaping fixtures	• Series fixtures

• Fixtures used to illuminate athletic and recreational fields • Floodlights and poles	• Signage fixtures • Flood/step/wall mounted lighting

• Occupancy/vacancy sensors	• Inverter power systems

Commercial/Institutional and Industrial Indoor products are sold under the Alera™, Columbia Lighting®, Precision Lighting™, Paragon Lighting, Kurt Versen, Prescolite®, Dual-Lite®, Compass™ Products, Hubbell Industrial Lighting, Chalmit™, Victor™, Killark® and Thomas Research Products trademarks and include:

• Architectural, specification and commercial grade fluorescent fixtures • Emergency lighting/exit signs	• International Electrotechnical Commission lighting fixtures designed for hazardous, hostile corrosive applications
• Fluorescent high bay fixtures	• Inverter power systems

• High intensity discharge high bay and low bay fixtures	• Recessed, surface mounted and track fixtures • Specification grade LED fixtures

Residential products are sold under the Progress Lighting®, Everlume®, HomeStyletm Lighting, and Thomasville Lighting® (a registered trademark of Thomasville Furniture Industries, Inc.) tradenames and include:

• Bath/vanity fixtures and fans	• Linear fluorescent

• Ceiling fans	• Outdoor and landscape fixtures

• Chandeliers, sconces, directionals	• Residential LED fixtures

• Close to ceiling fixtures	• Track and recessed lighting

• Dimmers and door chimes	• Under-cabinet lighting

POWER SEGMENT

The Power segment (30%, 28% and 25% of consolidated revenues in 2009, 2008 and 2007, respectively) consists of operations that design and manufacture various transmission, distribution, substation and telecommunications products primarily used by the utility industry. In addition, certain of these products are used in the civil construction and transportation industries. Products are sold to distributors and directly to users such as electric utilities, telecommunication companies, mining operations, industrial firms, construction and engineering firms. While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a decrease in purchases by public utilities does affect this category.

Transmission and Distribution Products

Hubbell manufactures and sells a wide variety of electrical transmission, substation and distribution products. These products are sold under a number of brand names and trademarks, such as Ohio Brass®, Chance®, Anderson®, Fargo®, Hubbell®, Polycast®, Quazite®, Comcore®, Hot Box® and PCORE® and include:

• Transformer equipment mounts • Arresters	• Mechanical and compression electrical connectors and tools

• Automatic line splices	• Reclosers

• Cable elbow terminations and accessories • High voltage condenser bushings • Switches • Hot line taps • Cutouts	• Polymer concrete and fiberglass enclosures, equipment pads and drain products • Specialized hot line tools • Insulators • Sectionalizers

Hubbell also manufactures and sells under the Chance® and/or Atlas Systems, Inc® trademarks products that include:

•	Line construction materials including power-installed foundation systems and earth anchors to secure overhead power and communications line poles, guyed and self-supporting towers, streetlight poles and pipelines. Additionally, helical pier foundation systems are used to support homes and buildings, and earth anchors are used in a variety of farm, home and construction projects including tie-back applications.

•	Pole line and tower hardware, including galvanized steel fixtures and extruded plastic materials used in overhead and underground line construction, connectors, fasteners, pole and cross arm accessories, insulator pins, mounting brackets and related components, and other accessories for making high voltage connections and linkages.

•	Construction tools and accessories for building overhead and underground power and telephone lines.

INFORMATION APPLICABLE TO ALL GENERAL CATEGORIES

International Operations

The Company has several operations located outside of the United States. These operations manufacture, assemble and/or market Hubbell products and service both the Electrical and Power segments.

As a percentage of total net sales, international shipments from foreign operations directly to third parties were 16% in 2009 and 2008, and 14% in 2007 with the UK, Canada and Switzerland operations representing approximately 36%, 24% and 13%, respectively, of 2009 international net sales. See also Note 21-Industry Segments and Geographic Area Information in the Notes to Consolidated Financial Statements.

Raw Materials

Raw materials used in the manufacture of Hubbell products primarily include steel, aluminum, brass, copper, bronze, plastics, phenolics, zinc, nickel, elastomers and petrochemicals. Hubbell also purchases certain electrical and electronic components, including solenoids, lighting ballasts, printed circuit boards, integrated circuit chips and cord sets, from a number of suppliers. Hubbell is not materially dependent upon any one supplier for raw materials used in the manufacture of its products and equipment, and at the present time, raw materials and components essential to its operation are in adequate supply. However, certain of these principal raw materials are sourced from a limited number of suppliers. See also Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Patents

Hubbell has approximately 1,400 active United States and foreign patents covering many of its products, which expire at various times. While Hubbell deems these patents to be of value, it does not consider its business to be dependent upon patent protection. Hubbell also licenses products under patents owned by others, as may be needed, and grants licenses under certain of its patents.

Working Capital

Inventory, accounts receivable and accounts payable levels, payment terms and, where applicable, return policies are in accordance with the general practices of the electrical products industry and standard business procedures. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Backlog

Backlog of orders believed to be firm at December 31, 2009 was approximately $253.7 million compared to $291.5 million at December 31, 2008. The decrease in the backlog in 2009 is attributable to broad based weakness in the markets that we serve, particularly the non-residential construction market. Although this backlog is important, the majority of Hubbell’s revenues result from sales of inventoried products or products that have short periods of manufacture.

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

Research, Development & Engineering

Research, development and engineering expenditures represent costs incurred in the experimental or laboratory sense aimed at discovery and/or application of new knowledge in developing a new product or process, or in bringing about significant improvement in an existing product or process. Research, development and engineering expenses are recorded as a component of Cost of goods sold. Expenses for research, development and engineering were less than 1% of Cost of goods sold for each of the years 2009, 2008 and 2007.

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

Employees

As of December 31, 2009, Hubbell had approximately 12,700 salaried and hourly employees of which approximately 7,000 of these employees or 55% are located in the United States. Approximately 2,700 of these U.S. employees are represented by 21 labor unions. Hubbell considers its labor relations to be satisfactory.

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

Recent global economic events, including concerns over the tight credit markets and failures or material business deterioration of financial institutions and other entities, have resulted in a continued concern regarding the global recession. If these conditions continue or worsen, we could experience additional declines in revenues, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by economic challenges faced by our customers, prospective customers and suppliers.

We source products and materials from various suppliers located in countries throughout the world. A disruption in the availability, price, or quality of these products could impact our operating results.

We use a variety of raw materials in the production of our products including steel, aluminum, brass, copper, bronze, zinc, nickel and plastics. We have multiple sources of supply for these products and are not dependent on any single supplier. However, significant shortages of these materials or price increases could increase our operating costs and adversely impact the competitive positions of our products which would directly impact our results of operations.

We continue to increase the amount of product materials, components and finished goods that are sourced from low cost countries including Mexico, the People’s Republic of China, and other countries in Asia. A political disruption or significant changes related to transportation to and/or from one of these countries could affect the availability of these materials and components which would directly impact our results of operations.

We rely on our suppliers in low cost countries to produce high quality materials, components and finished goods according to our specifications. Although we have quality control procedures in place, there is a risk that products may not meet our specifications which could impact our ability to ship high quality products to our customers on a timely basis and this could adversely impact our results of operations.

We engage in acquisitions and strategic investments and may encounter difficulty in obtaining appropriate acquisitions and in integrating these businesses.

We have pursued and will continue to seek potential acquisitions and other strategic investments to complement and expand our existing businesses within our core markets. The rate and extent to which appropriate acquisitions become available may impact our growth rate. The success of these transactions will depend on our ability to integrate these businesses into our operations. We may encounter difficulties in integrating acquisitions into our operations and in managing strategic investments. Therefore, we may not realize the degree or timing of expected synergies and benefits anticipated when we first enter into a transaction.

Our operating results may be impacted by actions related to our enterprise-wide business system.

As of the end of 2006, the SAP software implementation had been completed throughout the majority of our domestic businesses. Since then, we have continued to work on standardizing business processes and improving our understanding and utilization of the system. Based upon the complexity of this system, there is risk that we will continue to incur additional costs to enhance the system, perform process reengineering and future implementations at our remaining businesses and post 2006 acquisitions. Any future reengineering or implementations could result in operating inefficiencies which could impact our operating results or our ability to perform necessary business transactions.

A deterioration in the credit quality of our customers could have a material adverse effect on our operating results and financial condition.

We have an extensive customer base of distributors and wholesalers, electric utilities, OEMs, electrical contractors, telecommunications companies, and retail and hardware outlets. We are not dependent on a single customer, however, our top 10 customers account for approximately 35% of our total accounts receivable. A deterioration in credit quality of several major customers could adversely affect our results of operations, financial condition and cash flows.

Inability to access capital markets may adversely affect our business.

Our ability to invest in our business and make strategic acquisitions may require access to the capital markets. If we are unable to access the capital markets, we could experience a material adverse affect on our business and financial results.

We have two classes of common stock with different voting rights, which results in a concentration of voting power of our common stock.

As of December 31, 2009, the holders of our Class A common stock (with 20 votes per share) held approximately 73% of the voting power represented by all outstanding shares of our common stock and approximately 12% of the Company’s total equity value, and the Hubbell Trust and Roche Trust collectively held approximately 49% of our Class A common stock. The holders of the Class A common stock thus are in a position to influence matters that are brought to a vote of the holders of our common stock, including, among others, the election of the board of directors, any amendments to our charter documents, and the approval of material transactions. In order to further the interests of our shareholders, the Company routinely reviews various alternatives to meet its capital structure objectives, including equity, reclassification and debt transactions.

We are subject to litigation and environmental regulations that may adversely impact our operating results.

We are, and may in the future be, a party to a number of legal proceedings and claims, including those involving product liability, patent and environmental matters, which could be significant. Given the inherent uncertainty of litigation, we can offer no assurance that a future adverse development related to existing litigation or any future litigation will not have a material adverse impact to our business. We are also subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment, and we could incur substantial costs as a result of the noncompliance with or liability for clean up or other costs or damages under environmental laws. In addition, we could be affected by future laws or regulations, including those imposed in response to climate change concerns. Compliance with any future laws and regulations could result in an adverse affect on our business and financial results.

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

				Total Approximate Floor
		Number of Facilities		Area in Square Feet
Segment	Location	Warehouses	Manufacturing	Owned	Leased

Electrical segment	United States	16	25	3,071,900	1,796,000
	Australia		3	—	34,100
	Brazil		1	123,200	—
	Canada	3	1	178,700	22,400
	Italy		1	—	8,200
	Mexico	1	3	658,600	43,300
	People’s Republic of China		1	—	185,900
	Puerto Rico		1	162,400	—
	Singapore	1		—	6,700
	Switzerland		1	—	73,800
	United Kingdom		3	133,600	40,000
Power segment	United States	2	10	2,212,900	131,300
	Brazil		1	103,000	—
	Canada		1	30,000	—
	Mexico		3	203,600	120,900

Item 3.	Legal Proceedings

As described in Note 16 — Commitments and Contingencies in the Notes to Consolidated Financial Statements, the Company is involved in various legal proceedings, including patent matters, as well as workers’ compensation, product liability and environmental matters, including, for each, past production of product containing toxic substances, which have arisen in the normal course of its operations and with respect to which the Company is self-insured for certain incidents at various amounts. Management believes, considering its past experience, insurance coverage and reserves, that the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

Executive Officers of the Registrant

Name.	Age(1)	Present Position	Business Experience

Timothy H. Powers	61	Chairman of the Board, President and Chief Executive Officer	Chairman of the Board since September 15, 2004; President and Chief Executive Officer since July 1, 2001; Senior Vice President and Chief Financial Officer September 21, 1998 to June 30, 2001; previously Executive Vice President, Finance & Business Development, Americas Region, Asea Brown Boveri.

David G. Nord	52	Senior Vice President and Chief Financial Officer	Present position since September 19,
2005; previously Chief Financial
			Officer of Hamilton Sundstrand Corporation, a United Technologies company, from April 2003 to September 2005, and Vice President, Controller of United Technologies Corporation from October 2000 to March 2003.

Richard W. Davies	63	Vice President, General Counsel and Secretary	Present position since January 1, 1996; General Counsel since 1987; Secretary since 1982; Assistant Secretary 1980-1982; Assistant General Counsel 1974-1987.

James H. Biggart, Jr.	57	Vice President and Treasurer	Present position since January 1, 1996; Treasurer since 1987; Assistant Treasurer 1986-1987; Director of Taxes 1984-1986.

Darrin S. Wegman	42	Vice President and Controller	Present position since March 1, 2008; Vice President and Controller of the former Hubbell Industrial Technology segment/Hubbell Electrical Products March 2004-February 2008; Vice President and Controller of the former Hubbell Industrial Technology segment March 2002-March 2004; Controller of GAI-Tronics Corporation July 2000-February 2002.

Name.	Age(1)	Present Position	Business Experience

W. Robert Murphy	60	Executive Vice President, Marketing and Sales	Present position since October 1, 2007; Senior Group Vice President 2001-2007; Group Vice President 2000-2001; Senior Vice President Marketing and Sales (Wiring Systems) 1985-1999; and various sales positions (Wiring Systems) 1975-1985.

Scott H. Muse	52	Group Vice President (Lighting Products)	Present position since April 27, 2002 (elected as an officer of the Company on December 3, 2002); previously President and Chief Executive Officer of Lighting Corporation of America, Inc. (“LCA”) 2000-2002, and President of Progress Lighting, Inc. 1993-2000.

William T. Tolley	52	Group Vice President (Power Systems)	Present position since December 23, 2008; Group Vice President (Wiring Systems) October 1, 2007-December 23, 2008; Senior Vice President of Operations and Administration (Wiring Systems) October 2005-October 2007; Director of Special Projects April 2005-October 2005; administrative leave November 2004-April 2005; Senior Vice President and Chief Financial Officer February 2002 - November 2004.

Gary N. Amato	58	Group Vice President (Electrical Systems)	Present position since December 23, 2008; Group Vice President (Electrical Products) October 2006-December 23, 2008; Vice President October 1997-September 2006; Vice President and General Manager of the Company’s Industrial Controls Divisions (ICD) 1989-1997; Marketing Manager, ICD, April 1988-March 1989.

There are no family relationships between any of the above-named executive officers.

(1)	As of February 19, 2010.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A and Class B Common Stock is principally traded on the New York Stock Exchange under the symbols “HUBA” and “HUBB”. The following tables provide information on market prices, dividends declared, number of common shareholders, and repurchases by the Company of shares of its Class A and Class B Common Stock.

Market Prices (Dollars Per Share)	Common A		Common B
Years Ended December 31,	High	Low	High	Low

2009 — Fourth quarter	45.89	38.50	48.05	40.67
2009 — Third quarter	40.49	29.40	43.03	31.64
2009 — Second quarter	34.00	25.80	36.58	27.80
2009 — First quarter	33.26	21.84	34.60	22.15
2008 — Fourth quarter	41.31	28.19	36.64	25.88
2008 — Third quarter	51.65	38.75	44.64	33.57
2008 — Second quarter	53.75	45.92	48.63	39.87
2008 — First quarter	54.00	46.01	50.56	42.40

Dividends Declared (Dollars Per Share)	Common A		Common B
Years Ended December 31,	2009	2008	2009	2008

First quarter	0.35	0.33	0.35	0.33
Second quarter	0.35	0.35	0.35	0.35
Third quarter	0.35	0.35	0.35	0.35
Fourth quarter	0.35	0.35	0.35	0.35

Number of Common Shareholders of Record
At December 31,	2009	2008	2007	2006	2005

Class A	526	551	571	617	665
Class B	2,860	3,055	3,068	3,243	3,319

In February 2010, the Company’s Board of Directors approved an increase in the common stock dividend rate from $0.35 to $0.36 per share per quarter. The increased quarterly dividend payment will commence with the dividend payment scheduled for April 9, 2010 to shareholders of record on March 8, 2010.

Purchases of Equity Securities

In December 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. In February 2010, the Board of Directors extended the term of this program through February 20, 2011. As of December 31, 2009, approximately $160 million remains available under this program. Depending upon numerous factors, including market conditions and alternative uses of cash, the Company may conduct discretionary repurchases through open market and privately negotiated transactions during its normal trading windows. The Company has not repurchased any shares under this program since August 2008.

Corporate Performance Graph

The following graph compares the total return to shareholders on the Company’s Class B Common Stock during the five years ended December 31, 2009, with a cumulative total return on the (i) Standard & Poor’s MidCap 400 (“S&P MidCap 400”) and (ii) the Dow Jones U.S. Electrical Components & Equipment Index (“DJUSEC”). The Company is a member of the S&P MidCap 400. As of December 31, 2009, the DJUSEC reflects a group of approximately twenty-six company stocks in the electrical components and equipment market segment, and serves as the Company’s peer group. The comparison assumes $100 was invested on December 31, 2004 in the Company’s Class B Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hubbell Inc., The S&P Midcap 400 Index
And The Dow Jones US Electrical Components & Equipment Index

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright©2010 S & P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright©2010 Dow Jones & Co. All rights reserved.

Item 6.	Selected Financial Data

The following summary should be read in conjunction with the consolidated financial statements and notes contained herein (dollars and shares in millions, except per share amounts).

	2009	2008	2007	2006		2005

OPERATIONS, years ended December 31,
Net sales	$2,355.6	$2,704.4	$2,533.9	$2,414.3		$2,104.9
Gross profit	$725.9	$803.4	$735.8	$656.8	(1)	$595.0 (1)
Special charges, net	$—	$—	$—	$7.3	(1)	$10.3 (1)
Operating income	$294.7 (2)	$346.0 (2)	$299.4 (2)	$233.9	(2)	$226.8
Operating income as a % of sales	12.5%	12.8%	11.8%	9.7%		10.8%
Net income attributable to Hubbell	$180.1	$222.7	$208.3 (3)	$158.1		$165.1 (3)
Net income attributable to Hubbell as a % of sales	7.6%	8.2%	8.2%	6.5%		7.8%
Net income attributable to Hubbell to Hubbell shareholders’ average equity	15.6%	21.3%	19.9%	15.7%		17.0%
Earnings per share — diluted	$3.15	$3.93 (4)	$3.49 (4)	$2.58	(4)	$2.67
Cash dividends declared per common share	$1.40	$1.38	$1.32	$1.32		$1.32
Average number of common shares outstanding — diluted	57.0	56.5	59.5	61.1		61.8
Cost of acquisitions, net of cash acquired	$355.8	$267.4	$52.9	$145.7		$54.3
FINANCIAL POSITION, at year-end
Working capital	$499.4	$494.1	$368.5	$432.1		$459.6
Total assets	$2,464.5	$2,115.5	$1,863.4	$1,751.5		$1,667.0
Total debt	$497.2	$497.4	$236.1	$220.2		$228.8
Debt to total capitalization(5)	28%	33%	18%	18%		19%
Hubbell shareholders’ equity:(6)
Total	$1,298.2	$1,008.1	$1,082.6	$1,015.5		$998.1
Per share	$22.78	$17.84	$18.19	$16.62		$16.15
NUMBER OF EMPLOYEES, at year-end	12,700	13,000	11,500	12,000		11,300

(1)	The Company recorded pretax special charges in 2005 and 2006. These special charges primarily related to a series of actions related to the consolidation of manufacturing, sales and administrative functions across our commercial and industrial lighting businesses. These actions were significantly completed as of December 31, 2006.

(2)	In 2006, the Company adopted the provisions under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 “Compensation-Stock Compensation” (“ASC 718”) using the modified prospective transition method and therefore previously reported amounts were not restated. Operating income for the years 2009, 2008, 2007 and 2006 includes stock-based compensation expense of $10.3 million, $12.5 million, $12.7 million and $11.8 million, respectively.

(3)	In 2007 and 2005, the Company recorded tax benefits of $5.3 million and $10.8 million, respectively, in Provision for income taxes related to the completion of U.S. Internal Revenue Service (“IRS”) examinations for tax years through 2005.

(4)	Effective January 1, 2009, the Company adopted the provisions of ASC 260-10-45-61A “Earnings Per Share” which requires that unvested share-based payment awards that contain the rights to nonforfeitable dividends be considered participating securities and therefore should be included in the earnings per share calculation pursuant to the two-class method. Retrospective application of this standard decreased diluted earnings per share by $.01 for the years ended December 31, 2008, 2007 and 2006.

(5)	Debt to total capitalization is defined as total debt as a percentage of the sum of total debt and Hubbell shareholders’ equity.

(6)	In 2006, the Company adopted certain provisions of ASC 715 “Compensation - Retirement Benefits” (“ASC 715”), which resulted in a non-cash charge to Hubbell shareholders’ equity of $36.8 million, net of tax.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW OF THE BUSINESS

Our Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. The Company’s reporting segments consist of the Electrical segment (comprised of electrical systems products and lighting products) and the Power segment. Results for 2009, 2008 and 2007 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

In 2009, we experienced broad based weakness in our served markets resulting in lower overall demand. Nevertheless, we continued to execute a business strategy focused on:

•	Revenue

Organic.  While demand in 2009 decreased due to the recessionary market conditions, the Company remained focused on expanding market share through an emphasis on new product introductions and more effective utilization of sales and marketing efforts across the organization.

Acquisitions.  In 2009 and 2008, we invested $355.8 million and $267.4 million, respectively, on acquisitions. In 2009, these businesses contributed approximately $200 million in net sales.

•	Price Realization

In 2008, numerous price increases were implemented to offset significant commodity cost increases, steel in particular. In 2009, we experienced a less volatile commodity environment compared to 2008 and continued to exercise pricing discipline. However, the combination of weaker overall demand and lower year-over-year commodity costs made price realization progressively more challenging throughout 2009.

•	Cost Containment

Global sourcing.  We remained focused on expanding our global product and component sourcing and supplier cost reduction program. We continued to consolidate suppliers, utilize reverse auctions, and partner with vendors to shorten lead times, improve quality and delivery and reduce costs.

Freight and Logistics.  Transporting our products from suppliers, to warehouses, and ultimately to our customers, is a major cost to our Company. In 2009, we reduced these costs and increased the effectiveness of our freight and logistics processes including capacity utilization and network optimization.

•	Productivity

We worked towards fully realizing the benefits of our enterprise-wide business system, including standardizing best practices in inventory management, production planning and scheduling to improve manufacturing throughput and reduce costs. In addition, value-engineering efforts and product transfers contributed to our productivity improvements. This continued emphasis on operational improvements has led to further reductions in lead times and improved service levels to our customers.

Working Capital Efficiency.  Working capital efficiency is principally measured as the percentage of trade working capital (inventory plus accounts receivable, less accounts payable) divided by annual net sales. The focus on improving our working capital efficiency provided $126.9 million of operating cash flow in 2009.

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

OUTLOOK

In 2010, we anticipate our end market demand to be mixed. Hubbell’s largest served market, non-residential construction, is forecasted to decline by approximately twenty percent due to lower construction starts throughout the past year and a half and ongoing challenges in the availability of financing. The utility market for transmission and distribution products is expected to grow modestly. The growth should be driven by the build out of new transmission lines from alternative energy sources such as wind, infrastructure spending to upgrade and modernize the grid that is supported by stimulus spending and a housing recovery. The industrial markets are likely to improve in 2010 with capacity utilization rates improving from 2009’s severely depressed levels. The residential market is forecasted to improve from historically low levels, but we remain cautious about the magnitude of the recovery being forecasted given the level of unemployment and high supply of existing inventory. The Federal stimulus plan is expected to generate orders in 2010, particularly in our Power and Lighting businesses, but the timing and magnitude are still difficult to estimate. The year-over-year impact of the Burndy acquisition is expected to contribute approximately six percentage points of incremental net sales in 2010 compared to 2009. Overall, we expect approximately the same level of net sales in 2010 as in 2009.

We will continue to work on productivity initiatives, including further plant rationalization, improving freight and logistics cost, better optimization of sourcing and management of the cost price equation to drive margin improvement in 2010. The incremental year-over-year productivity savings associated with the streamlining actions implemented during 2009 are expected to contribute approximately 100 basis points to margin. Additionally, we expect our 2010 tax rate to increase to approximately 32.5% due to a higher mix of domestic income and the absence of certain one time items. We also expect the Burndy acquisition to be accretive to 2010 earnings.

In 2010, we anticipate generating free cash flow approximately equal to net income. Finally, we will focus on continuing to integrate Burndy and pursuing additional opportunistic acquisitions.

RESULTS OF OPERATIONS

Our operations are classified into two segments: Electrical and Power. For a complete description of the Company’s segments, see Part I, Item 1 of this Annual Report on Form 10-K. Within these segments, Hubbell primarily serves customers in the non-residential and residential construction, industrial and utility markets.

The table below approximates percentages of our total 2009 net sales generated by the markets indicated.

Hubbell’s Served Markets

Segment	Non-residential	Residential	Industrial	Utility	Total

Electrical	51%	10%	34%	5%	100%
Power	9%	2%	8%	81%	100%
Hubbell Consolidated	39%	8%	27%	26%	100%

In 2009, market conditions declined in all of our served markets. Non-residential construction declined significantly due to lower levels of construction activity and a lack of available financing for projects. The residential market continued its steep decline due to credit conditions, job losses and an over supply of housing inventory. The industrial market declined as well due to lower factory utilization. The utility market declined due to continued weakness in the housing market as well as constrained capital spending due in part to lower electricity demand and transmission project delays.

Summary of Consolidated Results (in millions, except per share data)

	For the Year Ending December 31,
		% of Net		% of Net		% of Net
	2009	Sales	2008	Sales	2007	Sales

Net sales	$2,355.6		$2,704.4		$2,533.9
Cost of goods sold	1,629.7		1,901.0		1,798.1

Gross profit	725.9	30.8%	803.4	29.7%	735.8	29.0%
Selling & administrative expense	431.2	18.3%	457.4	16.9%	436.4	17.2%

Operating income	294.7	12.5%	346.0	12.8%	299.4	11.8%
Net income attributable to Hubbell	180.1	7.6%	222.7	8.2%	208.3	8.2%

Earnings per share — diluted	$3.15		$3.93		$3.49

2009 Compared to 2008

Net Sales

Net sales for the year ended 2009 were $2.4 billion, a decrease of 13% over the year ended 2008. This decrease was due to a 17% volume decline and unfavorable currency translation partially offset by acquisitions and selling price increases. Acquisitions and selling price increases added approximately five and one percentage points, respectively, to net sales in 2009 compared to 2008. Currency translation decreased net sales in 2009 by two percentage points compared with 2008.

Gross Profit

The gross profit margin for 2009 increased to 30.8% compared to 29.7% in 2008. The increase was primarily due to productivity improvements, including lower freight and logistics costs, lower commodity costs and selling price increases partially offset by lower volume and unfavorable overhead absorption.

Selling & Administrative Expenses (“S&A”)

S&A expenses decreased 6% compared to 2008 primarily due to savings from streamlining actions partially offset by acquisition related expenses and higher pension costs. As a percentage of net sales, S&A expenses of 18.3% in 2009 were higher than the 16.9% reported in 2008 due to higher pension costs, acquisition related costs and volume declines in excess of cost reduction actions.

Operating Income

Operating income decreased 15% primarily due to lower net sales and gross profit partially offset by lower selling and administrative costs. Operating margin of 12.5% in 2009 decreased 30 basis points compared to 12.8% in 2008 as a result of the lower volume largely offset by productivity improvements and commodity cost decreases.

Total Other Expense, net

In 2009, interest expense increased compared to 2008 due to higher average long term debt in 2009 compared to 2008. The higher long term debt level was primarily due to the Company completing a $300 million bond offering in May 2008 to support strategic growth initiatives. In addition, interest income decreased compared to 2008 due to lower interest rates.

Income Taxes

The effective tax rate in 2009 was 30.7% compared to 29.9% in 2008. The effective tax rate for 2009 reflects a lower tax benefit from our foreign operations and an increase in uncertain tax positions offset by a lower state effective rate and an out of period adjustment related to certain deferred tax accounts of $4.9 million. Additional information related to our effective tax rate is included in Note 13 — Income Taxes in the Notes to the Consolidated Financial Statements.

Net Income and Earnings Per Share

Net income and earnings per diluted share in 2009 decreased 19% and 20%, respectively, compared to 2008 as a result of lower net sales and operating income in addition to higher net interest expense and a higher effective tax rate. In addition, the decrease in earnings per diluted share reflects an increase in average shares outstanding in 2009 compared to 2008 due to shares issued in the fourth quarter of 2009.

Segment Results

Electrical Segment

	2009	2008
	(In millions)

Net Sales	$1,650.1	$1,958.2
Operating Income	$163.7	$227.3
Operating Margin	9.9%	11.6%

Net sales in the Electrical segment decreased 16% in 2009 compared with 2008 due to broad-based market weakness. Acquisitions and selling price increases added approximately four and one percentage points, respectively, to net sales in 2009 compared to 2008. Currency translation decreased net sales in 2009 by two percentage points compared with 2008.

Within the segment, electrical systems products net sales decreased 18% in 2009 compared to 2008 due to lower market demand for both wiring and electrical products. Net sales at these businesses decreased 20% and 16%, respectively. Burndy added approximately four percentage points to electrical systems products net sales for the year, which was essentially offset by unfavorable foreign currency translation. Demand for high voltage test equipment was strong, resulting in a 15% increase in net sales in 2009 compared to 2008. Net sales of lighting products decreased 18% in 2009 compared to 2008 due to lower market demand partially offset by the 2008 acquisition of The Varon Lighting Group, LLC, (“Varon”) and price realization. Commercial and industrial lighting net sales decreased 17% including the impact of the 2008 Varon acquisition. Net sales of residential lighting products were lower by 24% as a result of the decline in the U.S. residential construction market.

Operating income in 2009 decreased 28% compared to 2008 primarily due to lower market demand. Productivity improvements, commodity cost declines and price realization offset inflationary cost increases and negative absorption due to inventory reductions. Operating margin in 2009 was lower than 2008 primarily due to lower absorption of manufacturing overhead resulting from significantly lower production volume, acquisition-related costs and higher S&A expenses as a percentage of net sales. S&A expenses, while higher as a percentage of net sales in 2009, decreased 8% compared to 2008. Within the segment, both electrical systems products and lighting products operating income and operating margin declined during 2009 as compared to 2008.

Power Segment

	2009	2008
	(In millions)

Net Sales	$705.5	$746.2
Operating Income	$131.0	$118.7
Operating Margin	18.6%	15.9%

Net sales for 2009 decreased by 5% compared to 2008 due to market weakness partially offset by acquisitions and price realization. Acquisitions and price realization added approximately eight and one percentage points, respectively, to net sales in 2009 compared to 2008. The lower market demand was due to the continued weakness in the housing market that resulted in lower demand for distribution products. In addition, demand slowed for transmission projects, particularly in the second half of 2009 as utility capital spending was constrained due to lower electricity demand. In addition, foreign currency translation decreased net sales in 2009 by one percentage point compared with 2008.

Operating income in 2009 increased 10% compared to 2008 while operating margin improved 270 basis points during the same period. The improvement in both operating profit and margin was due to the favorable impact of commodity cost decreases, productivity improvements and price increases partially offset by the impact of lower volume and inflationary cost increases.

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

Selling & Administrative Expenses

S&A expenses increased 5% compared to 2007 primarily due to the added S&A expenses of the businesses acquired and increased advertising. As a percentage of net sales, S&A expenses of 16.9% in 2008 were lower than the 17.2% reported in 2007 due to cost containment initiatives, including lower headcount, excluding acquisitions, as well as better leverage of fixed costs on higher sales.

Operating Income

Operating income increased 16% primarily due to higher net sales and gross profit partially offset by increased selling and administration costs. Operating margins of 12.8% in 2008 increased 100 basis points compared to 11.8% in 2007 as a result of increased sales and higher gross profit margins as well as leveraging of selling and administrative costs.

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

Income Taxes

The effective tax rate in 2008 was 29.9% compared to 26.7% in 2007. The higher year-over-year annual effective tax rate reflected a higher level of U.S. earnings in 2008 and non-recurring favorable adjustments impacting the 2007 rate related to the closing of an IRS examination of the Company’s 2004 and 2005 federal tax returns. Additional information related to our effective tax rate is included in Note 13 — Income Taxes in the Notes to the Consolidated Financial Statements.

Net Income and Earnings Per Share

Net income and earnings per diluted share in 2008 increased 7% and 13%, respectively, compared to 2007 as a result of higher net sales and operating income, including the favorable impact of acquisitions, partially offset by higher net interest expense and a higher effective tax rate. In addition, the increase in earnings per diluted share reflects a reduction in average shares outstanding in 2008 compared to 2007 due to shares repurchased under our stock repurchase programs, net of employee stock option exercises.

Segment Results

Electrical Segment

	2008	2007
	(In millions)

Net Sales	$1,958.2	$1,897.3
Operating Income	$227.3	$202.1
Operating Margin	11.6%	10.7%

Net sales in the Electrical segment increased 3% in 2008 compared with 2007 due to the favorable impact of the acquisition of Kurt Versen, Inc. (“Kurt Versen”) and selling price increases partially offset by weaker residential product sales. Within the segment, wiring product sales increased slightly in 2008 compared to 2007 due to selling price increases and market share gains partially due to increased demand for energy management controls and sensors offset by weaker overall industry market demand. Sales of electrical products increased by approximately 10% in 2008 compared to 2007 due to strong demand for harsh and hazardous and high voltage products and selling price increases. Sales of lighting products decreased slightly in 2008 compared to 2007 due to lower residential volume largely offset by acquisitions and selling price increases. Sales of residential lighting fixture products were lower by approximately 21% in 2008 compared to 2007 as a result of a decline in the U.S. residential construction market. Acquisitions and selling price increases added approximately three and two percentage points, respectively, to the segment’s net sales in 2008 compared to 2007.

Operating margins increased in 2008 compared to 2007 due to the favorable impact of the Kurt Versen acquisition, productivity improvements and selling price increases partially offset by residential volume declines and higher commodity costs. Wiring products operating margins were virtually flat in 2008 compared to 2007 due to selling price increases and productivity improvements offset by higher inflationary costs. Operating income and margins rose at electrical products in 2008 compared to 2007 due to selling price increases, a favorable product mix of higher margin harsh and hazardous products and strong performance from the high voltage businesses. Lighting product margins were unchanged in 2008 compared to 2007 due to lower margins for the residential business as a result of volume declines offset by improved margins in commercial and industrial lighting products. The improvement in commercial and industrial margins was due to acquisitions, selling price increases and productivity improvements, partially offset by commodity increases and volume decreases.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	December 31,
	2009	2008	2007
	(In millions)

Net cash provided by (used in):
Operating activities	$397.7	$319.2	$335.2
Investing activities	(373.1)	(306.4)	(105.7)
Financing activities	49.8	93.7	(200.4)
Effect of foreign currency exchange rate changes on cash and cash equivalents	5.9	(5.8)	3.1

Net change in cash and cash equivalents	$80.3	$100.7	$32.2

2009 Compared to 2008

Cash provided by operating activities for the year ended 2009 increased compared to 2008. This increase was primarily a result of lower working capital, the utilization of foreign tax credit carryforwards and the utilization of net operating losses acquired as part of the Burndy acquisition. These increases were partially offset by lower net income and higher contributions to defined benefit pension plans. Working capital in 2009 provided cash of $126.9 million compared to $22.1 million of cash provided in 2008. The effective management of working capital, particularly accounts receivable and inventory, provided cash of $85.5 million and $98.7 million, respectively. These sources of cash were partially offset by lower levels of current liabilities, specifically accounts payable.

Investing activities used cash of $373.1 million in 2009 compared to cash used of $306.4 million in 2008. The change is primarily due to a higher level of spending on acquisitions in 2009 as compared to 2008, slightly offset by lower spending on capital expenditures.

Financing activities provided cash of $49.8 million in 2009 compared to $93.7 million of cash provided in 2008. The 2009 financing activities include the net proceeds associated with the fourth quarter equity offering, offset by dividends paid. Financing activities in 2008 included the net proceeds associated with the $300 million debt offering completed in May 2008, partially offset by share repurchases, net commercial paper repayments and dividends paid.

2008 Compared to 2007

Cash provided by operating activities for the year ended 2008 decreased compared to 2007 primarily as a result of a lower benefit from working capital, partially offset by higher net income, lower contributions to defined benefit pension plans, and lower tax payments. As a result of higher net sales in 2008, working capital changes during 2008 resulted in cash provided of $22.1 million compared to cash provided of $94.1 million in 2007. Accounts receivable increased $3.7 million in 2008 compared to a decrease of $27.8 million in 2007 due to higher net sales. Inventory balances decreased in 2008 due to improvements in inventory management. Current liabilities contributed $18.9 million to operating cash flow in 2008 primarily due to increased deferred revenues associated with cash received in advance from customers in the high voltage businesses.

Investing activities used cash of $306.4 million in 2008 compared to cash used of $105.7 million during 2007. Cash outlays to acquire new businesses increased $214.5 million in 2008 compared to 2007. Capital expenditures decreased $6.5 million in 2008 compared to 2007 as a result of the completion of the lighting headquarters in early 2007.

Financing activities provided cash of $93.7 million in 2008 compared to a $200.4 million use of cash during 2007. This increase was the result of the $300 million debt offering completed during the second quarter of 2008 combined with a lower level of share repurchases. In 2008, the Company repurchased 2.0 million shares of common stock for $96.6 million as compared to 3.6 million shares repurchased in 2007 for $193.1 million. These increases were partially offset by a higher level of net commercial paper repayments and lower proceeds from exercises of stock options.

Investments in the Business

Investments in our business include both normal expenditures required to maintain the operations of our equipment and facilities as well as expenditures in support of our strategic initiatives. In 2009, we used cash of $29.4 million for capital expenditures, a decrease of $20.0 million from 2008.

In October 2009 we completed the acquisition of Burndy for $355.2 million, net of cash acquired. Burndy is a leading North American manufacturer of connectors, cable accessories and tooling. This acquisition has been added to the electrical systems business within the Electrical segment. Additional information regarding business acquisitions is included in Note 3 — Business Acquisitions in the Notes to Consolidated Financial Statements.

In December 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. In February 2010, the Board of Directors extended the term of this program through February 20, 2011. As of December 31, 2009, approximately $160 million remains available under this program. Depending upon numerous factors, including market conditions and alternative uses of cash, the Company may conduct discretionary repurchases through open market and privately negotiated transactions during its normal trading windows. The Company has not repurchased any shares under this program since August 2008.

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

	December 31,
	2009	2008
	(In millions)

Total Debt	$497.2	$497.4
Total Hubbell Shareholders’ Equity	1,298.2	1,008.1

Total Capital	$1,795.4	$1,505.5

Debt to Total Capital	28%	33%
Cash and Investments	$286.6	$213.3

Net Debt	$210.6	$284.1

At December 31, 2009 and 2008, the Company’s total debt consisted entirely of ten year senior notes issued in May 2002 and May 2008. These fixed-rate notes, with amounts of $200 million and $300 million due in 2012 and 2018, respectively, are not callable and are only subject to accelerated payment prior to maturity if the Company fails to meet certain non-financial covenants, all of which were met at December 31, 2009 and 2008. The most restrictive of these covenants limits our ability to enter into mortgages and sale-leasebacks of property having a net book value in excess of $5 million without the approval of the note holders.

Prior to the issuance of both of these notes, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury interest rates. The 2002 interest rate lock resulted in a $1.3 million loss, while the 2008 interest rate lock resulted in a $1.2 million gain. Both of these amounts have been recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the respective lives of the notes.

In May 2009, the Company entered into a three-year interest rate swap for an aggregate notional amount of $200 million to manage its exposure to changes in the fair value of its 6.375% $200 million fixed rate debt maturing in May 2012. Under the swap, the Company receives interest based on a fixed rate of 6.375% and pays interest based on a floating one month LIBOR rate plus a spread. The interest rate swap is designated as a fair value hedge under ASC 815 “Derivatives and Hedging” (“ASC 815”) and qualifies for the “short-cut” method; as such, no hedge ineffectiveness is recognized. The interest rate swap is recorded at fair value, with an offsetting amount recorded against the carrying value of the fixed-rate debt. For the year ended December 31, 2009, interest expense was reduced $1.2 million as a result of entering into the interest rate swap.

In September 2009, the Company entered into a line of credit agreement with Credit Suisse for approximately 30 million Swiss francs to support the issuance of letters of credit. The availability of credit under this facility is dependent upon the maintenance of compensating balances, which may be withdrawn. There are no annual commitment fees associated with this credit facility.

In March 2008, the Company exercised its option to expand its revolving credit facility from $250 million to $350 million. The expiration date of this credit agreement is October 31, 2012. The interest rate applicable to borrowings under the credit agreement is either the prime rate or a surcharge over LIBOR. The covenants of the facility require that Hubbell shareholders’ equity be greater than $675 million and that total debt not exceed 55% of total capitalization (defined as total debt plus Hubbell shareholders’ equity). The Company was in compliance with all debt covenants at December 31, 2009 and 2008. Annual commitment fee requirements to support availability of the credit facility were not material. This facility is used as a backup to our commercial paper program and was undrawn as of December 31, 2009 and through the filing date of this Form 10-K. Additional information related to our debt is included in Note 12 — Debt in the Notes to Consolidated Financial Statements.

The Company maintains a 9.4 million pound sterling credit facility with HSBC Bank Plc. in the UK which is set for review on November 30, 2010. The Company also maintains a 3.0 million Brazilian real line of credit with Banco Real that expires in April 2010. There are no annual commitment fees associated with these credit agreements. These credit facilities were undrawn as of December 31, 2009.

In addition to the above credit commitments, the Company has an unsecured line of credit for $60 million to support issuance of its letters of credit. At December 31, 2009, the Company had approximately $32.5 million of letters of credit outstanding under this facility.

Although these facilities are not the principal source of our liquidity, we believe these facilities are capable of providing adequate financing at reasonable rates of interest. However, a significant deterioration in results of operations or cash flows, leading to deterioration in financial condition, could either increase our future borrowing costs or restrict our ability to sell commercial paper in the open market. We have not entered into any other guarantees, commitments or obligations that we anticipate would give rise to unexpected cash requirements.

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

During October 2009, we issued 2,990,000 shares of Class B common stock. The Company received net proceeds of $122.0 million, which were used for general corporate purposes including the repayment of $66 million of commercial paper borrowings that were issued to fund the Burndy acquisition.

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

The disruption in the current credit markets has had a significant adverse impact on a number of financial institutions. At this point in time, the Company’s liquidity has not been impacted by the current credit environment and management does not expect that it will be materially impacted in the near future. Management will continue to closely monitor the Company’s liquidity and the credit markets. However, management cannot predict with any certainty the impact to the Company of any further disruption in the credit environment.

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

Changes in the value of the defined benefit plan assets and liabilities will affect the amount of pension expense ultimately recognized. Although differences between actuarial assumptions and actual results are no longer deferred for balance sheet purposes, deferral is still required for pension expense purposes. Unrecognized gains and losses in excess of an annual calculated minimum amount (the greater of 10% of the projected benefit obligation or 10% of the market value of assets) are amortized and recognized in net periodic pension cost over the average remaining service period of our active employees, which approximates 11-13 years. During 2009 and 2008, we recorded $7.3 million and $1.3 million, respectively, of pension expense related to the amortization of these unrecognized losses. We expect to record $5.2 million of expense related to unrecognized losses and prior service cost in 2010.

The actual return on our pension assets in 2009 substantially exceeded our expected return. However, the cumulative return over the past five and ten year periods has been slightly less than our expected return for the same periods. In addition, there has been a decline in long-term interest rates and a resulting increase in our pension liabilities. These lower than expected rates of return combined with declines in long-term interest rates have had a negative impact on the funded status of the plans. Consequently, we contributed approximately $27 million in 2009, $11 million in 2008 and $28 million in 2007 to both our foreign and domestic defined benefit pension plans. These contributions have improved the funded status of all of our plans. We expect to make additional contributions of approximately $5 million to our foreign plans during 2010. Although not required under the Pension Protection Act of 2006, we may decide to make a voluntary contribution to the Company’s qualified U.S. defined benefit plans in 2010. This level of funding is not expected to have any significant impact on our overall liquidity.

Assumptions

The following assumptions were used to determine projected pension and other benefit obligations at the measurement date and the net periodic benefit costs for the year:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	5.96%	6.46%	6.00%	6.50%
Rate of compensation increase	3.57%	4.07%	3.50%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	6.46%	6.41%	6.50%	6.50%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.07%	4.07%	4.00%	4.00%

At the end of each year, we estimate the expected long-term rate of return on pension plan assets based on the strategic asset allocation for our plans. In making this determination, we utilize expected rates of return for each asset class based upon current market conditions and expected risk premiums for each asset class. A one percentage point change in the expected long-term rate of return on pension fund assets would have an impact of approximately $5.8 million on 2010 pretax pension expense. The expected long-term rate of return is applied to the fair market value of pension fund assets to produce the expected return on fund assets that is included in pension expense. The difference between this expected return and the actual return on plan assets was recognized at December 31, 2009 for balance sheet purposes, but continues to be deferred for expense purposes. The net deferral of past asset gains (losses) ultimately affects future pension expense through the amortization of gains (losses) with an offsetting adjustment to Hubbell shareholders’ equity through Accumulated other comprehensive loss.

At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities. The discount rate is an estimate of the current interest rate at which the pension plans’ liabilities could effectively be settled. In estimating this rate, we look to rates of return on high-quality, fixed-income investments with maturities that closely match the expected funding period of our pension liability. The discount rate of 6.00% which we used to determine the projected benefit obligation for our U.S. pension plans at December 31, 2009 was determined using the Citigroup Pension Discount Curve applied to our expected annual future pension benefit payments. A similar methodology was utilized for our international pension plans resulting in a discount rate of 5.7% and 5.25%, respectively, for our UK and Canadian plans. An increase of one percentage point in the discount rate would lower 2010 pretax pension expense by approximately $4.2 million. A discount rate decline of one percentage point would increase pretax pension expense by approximately $7.5 million.

Other Post Employment Benefits (“OPEB”)

The Company also has a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits were discontinued in 1991 for substantially all future retirees with the exception of the recently acquired Burndy business and certain operations in our Power segment which still maintain a limited retiree medical plan for their union employees. The liability assumed related to the Burndy acquisition for its active and retired employees was $13.1 million. Effective January 1, 2010 the A.B. Chance division of the Power segment will cease to offer retiree medical benefits to all future union retirees. Furthermore, effective February 11, 2009, PCORE ceased to offer retiree medical benefits to all future union retirees. These plans are not funded and, therefore, no assumed rate of return on assets is required. The discount rate of 6.00% used to determine the projected benefit obligation at December 31, 2009 was based upon the Citigroup Pension Discount Curve as applied to our projected annual benefit payments for these plans. In 2009 and 2008 in accordance with ASC 715 we recorded (charges) credits to Accumulated other comprehensive loss within Hubbell shareholders’ equity, net of tax, of $0.5 million and $(0.2) million, respectively, related to OPEB.

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

Contractual Obligations

A summary of our contractual obligations and commitments at December 31, 2009 is as follows (in millions):

		Payments due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Debt obligations	$500.0	$—	$200.0	—	$300.0
Expected interest payments	183.6	30.6	54.8	35.7	62.5
Operating lease obligations	52.6	13.0	14.9	8.5	16.2
Purchase obligations	219.8	210.6	9.2	—	—
Income tax payments	10.6	10.6	—	—	—
Obligations under customer incentive programs	23.5	23.5	—	—	—

Total	$990.1	$288.3	$278.9	44.2	$378.7

Our purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability. These obligations primarily consist of inventory purchases made in the normal course of business to meet operational requirements, consulting arrangements and commitments for equipment purchases. Other long-term liabilities reflected in our Consolidated Balance Sheet at December 31, 2009 have been excluded from the table above and primarily consist of costs associated with retirement benefits. See Note 11 — Retirement Benefits in the Notes to Consolidated Financial Statements for estimates of future benefit payments under our benefit plans. As of December 31, 2009, we have $30.6 million of uncertain tax positions. The uncertain tax positions classified as current liabilities have been included in the income tax payments line in the table above. We are unable to make a reasonable estimate regarding settlement of the remainder of these uncertain tax positions and, as a result, they have been excluded from the table. See Note 13 — Income Taxes in the Notes to Consolidated Financial Statements.

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

Revenue Recognition

We recognize revenue in accordance with ASC 605 “Revenue Recognition” (“ASC 605”). Revenue is recognized when title to goods and risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services are rendered, the price is determinable and collectibility is reasonably assured. Revenue is typically recognized at the time of shipment. Further, certain of our businesses account for sales discounts and allowances based on sales volumes, specific programs and customer deductions, as is customary in electrical products markets. These items primarily relate to sales volume incentives, special pricing allowances, and returned goods. This requires us to estimate at the time of sale the amounts that should not be recorded as revenue as these amounts are not expected to be collected in cash from customers. We principally rely on historical experience, specific customer agreements, and anticipated future trends to estimate these amounts at the time of shipment. Also see Note 1 — Significant Accounting Policies of the Notes to Consolidated Financial Statements.

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

Capitalized Computer Software Costs

We capitalize certain costs of internally developed software in accordance with ASC 350 “Intangibles — Goodwill and Other” (“ASC 350”). Capitalized costs include purchased materials and services, and payroll and payroll related costs. General and administrative, overhead, maintenance and training costs, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred. The cost of internally developed software is amortized on a straight-line basis over appropriate periods, generally five years. The unamortized balance of internally developed software is included in Intangible assets and other in the Consolidated Balance Sheet.

Employee Benefits Costs and Funding

We sponsor domestic and foreign defined benefit pension, defined contribution and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on the pension fund assets, rate of increase in employee compensation levels and health care cost increase projections. These assumptions are determined based on Company data and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. Further discussion on the assumptions used in 2009 and 2008 are included above under “Pension Funding Status” and in Note 11 — Retirement Benefits in the Notes to Consolidated Financial Statements.

Taxes

We account for income taxes in accordance with ASC 740 “Income Taxes” (“ASC 740”). ASC 740 requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The factors used to assess the likelihood of realization of deferred tax assets are the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income can affect the ultimate realization of net deferred tax assets.

We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. The IRS and other tax authorities routinely review our tax returns. These audits can involve complex issues, which may require an extended period of time to resolve. In accordance with ASC 740, the Company records uncertain tax positions only when it has determined that it is more-likely-than-not that a tax position will be sustained upon examination by taxing authorities based on the technical merits of the position. The Company uses the criteria established in ASC 740 to determine whether an item meets the definition of more-likely-than-not. The Company’s policy is to recognize these uncertain tax positions when the more-likely-than-not threshold is met, when the statute of limitations has expired or upon settlement. In management’s opinion, adequate provision has been made for potential adjustments arising from any examinations.

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

Valuation of Long-Lived Assets

Our long-lived assets include land, buildings, equipment, molds and dies, software, goodwill and other intangible assets. Long-lived assets, other than goodwill and indefinite-lived intangibles, are depreciated over their estimated useful lives. We review depreciable long-lived assets for impairment to assess recoverability from future operations using undiscounted cash flows. For these assets, no impairment charges were recorded in 2009 or 2008.

Goodwill and indefinite-lived intangible assets are reviewed annually for impairment unless circumstances dictate the need for more frequent assessment. The Company performs its goodwill impairment testing as of April 1st of each year. The goodwill impairment testing requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. The Company uses internal discounted cash flow estimates to determine fair value. These cash flow estimates are derived from historical experience and future long-term business plans and the application of an appropriate discount rate. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

The identification and measurement of impairment of indefinite-lived intangible assets involves testing that compares carrying values of assets to the estimated fair values of assets. These estimated fair values are determined using undiscounted cash flow estimates. If the carrying value of the indefinite-lived intangible exceeds the fair value, the carrying value will be reduced to the estimated fair value.

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-K and in the Annual Report attached hereto, which does not constitute part of this Form 10-K, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about capital resources, performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in operating results, anticipated market conditions and economic recovery are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

•	Changes in demand for our products, market conditions, product quality, or product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	The expected benefits and the timing of other actions in connection with our enterprise-wide business system.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected or future levels of operating cash flow, indebtedness and capital spending.

•	General economic and business conditions in particular industries or markets.

•	The anticipated benefits from the Federal stimulus package.

•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	A major disruption in one of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations and relocations.

•	Changes in our relationships with, or the financial condition or performance of, key distributors and other customers, agents or business partners which could adversely affect our results of operations.

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions.

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Ability to carry out future acquisitions and strategic investments in our core businesses as well as the acquisition related costs.

•	Unanticipated difficulties integrating acquisitions as well as the realization of expected synergies and benefits anticipated when we first enter into a transaction.

•	Future repurchases of common stock under our common stock repurchase programs.

•	Changes in accounting principles, interpretations, or estimates.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

•	Other factors described in our SEC filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in this Annual Report on Form 10-K for the year ended December 31, 2009.

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

We manufacture and/or assemble our products in the United States, Canada, Switzerland, Puerto Rico, Mexico, the People’s Republic of China, Italy, UK, Brazil and Australia and sell products in those markets as well as through sales offices in Singapore, the People’s Republic of China, Mexico, South Korea and the Middle East. International shipments from non-U.S. subsidiaries as a percentage of the Company’s total net sales were 16% in 2009 and 2008 and 14% in 2007. The UK operations represent 36%, Canada 24%, Switzerland 13%, and all other countries 27% of total 2009 international sales. As such, our operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. To manage this exposure, we closely monitor the working capital requirements of our international units and may enter into forward foreign exchange contracts. Further discussion of forward exchange contracts can be found in Note 15 — Fair Value Measurements in the Notes to Consolidated Financial Statements.

Product purchases representing approximately 18% of our net sales are sourced from unaffiliated suppliers located outside the United States, primarily in the People’s Republic of China and other Asian countries, Europe and Brazil. We are actively seeking to expand this activity, particularly related to purchases from low cost areas of the world. Foreign sourcing of products may result in unexpected fluctuations in product cost or increased risk of business interruption due to lack of product or component availability due to any one of the following:

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

We have developed plans that address many of these risks. Such actions include careful selection of products to be outsourced and the suppliers selected; ensuring multiple sources of supply; limiting concentrations of activity by port, broker, freight forwarder, etc., processes related to quality control; and maintaining control over operations, technologies and manufacturing deemed to provide competitive advantage. Many of our businesses have a dependency on certain basic raw materials needed to produce their products including steel, aluminum, brass, copper, bronze, plastics, phenols, zinc, nickel, elastomers and petrochemicals as well as purchased electrical and electronic components. Our financial results could be affected by the availability and changes in prices of these materials and components.

Certain of these materials are sourced from a limited number of suppliers. These materials are also key source materials for many other companies in our industry and within the universe of industrial manufacturers in general. As such, in periods of rising demand for these materials, we may experience both increased costs and/or limited supply. These conditions can potentially result in our inability to acquire these key materials on a timely basis to produce our products and satisfy our incoming sales orders. Similarly, the cost of these materials can rise suddenly and result in materially higher costs of producing our products. We believe we have adequate primary and secondary sources of supply for each of our key materials and that, in periods of rising prices, we expect to recover a majority of the increased cost in the form of higher selling prices. However, recoveries typically lag the effect of cost increases due to the nature of our markets.

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

The following table presents cost information related to interest risk sensitive instruments by maturity at December 31, 2009 (dollars in millions):

								Fair Value
	2010	2011	2012	2013	2014	Thereafter	Total	12/31/09

Assets
Available-for-sale investments	$2.6	$2.0	$4.4	$1.2	$4.5	$10.4	$25.1	$25.9
Avg. interest rate	6.05%	5.62%	5.00%	4.00%	5.06%	5.11%	—	—
Liabilities
Long-term debt	$—	$—	$199.1	$—	$—	$298.1	$497.2	$539.6
Avg. interest rate	—	—	6.38%	—	—	5.95%	6.12%	—

All of the assets and liabilities above are fixed rate instruments. We use derivative financial instruments only if they are matched with a specific asset, liability, or proposed future transaction. We do not speculate or use leverage when trading a financial derivative product.

In May 2009, the Company entered into a three year interest rate swap to manage its exposure to changes in the fair value of its 6.375% $200 million fixed rate debt maturing in May 2012. As a result of this interest rate swap, the Company’s effective interest rate on its $200 million fixed rate debt was reduced to 5.10% for the year ended December 31, 2009. See Note 12 — Debt in the Notes to Consolidated Financial Statements.

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

We believe it is critical to provide investors and other users of our financial statements with information that is relevant, objective, understandable and timely, so that they can make informed decisions. As a result, we have established and maintain systems and practices and internal control processes designed to provide reasonable, but not, absolute assurance that transactions are properly executed and recorded and that our policies and procedures are carried out appropriately. Management strives to recruit, train and retain high quality people to ensure that controls are designed, implemented and maintained in a high-quality, reliable manner.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate systems of internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm as stated in their report which is included on the next page within this Annual Report on Form 10-K.

Timothy H. Powers	David G. Nord
Chairman of the Board,	Senior Vice President and
President & Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hubbell Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hubbell Incorporated and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Stamford, Connecticut
February 18, 2010

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(In millions, except
	per share amounts)

Net sales	$2,355.6	$2,704.4	$2,533.9
Cost of goods sold	1,629.7	1,901.0	1,798.1

Gross profit	725.9	803.4	735.8
Selling & administrative expenses	431.2	457.4	436.4

Operating income	294.7	346.0	299.4

Investment income	0.3	2.8	2.4
Interest expense	(30.9)	(27.4)	(17.6)
Other expense, net	(2.5)	(3.0)	—

Total other expense	(33.1)	(27.6)	(15.2)

Income before income taxes	261.6	318.4	284.2
Provision for income taxes	80.3	95.2	75.9

Net income	181.3	223.2	208.3
Less: Net income attributable to noncontrolling interest	1.2	0.5	—

Net income attributable to Hubbell	$180.1	$222.7	$208.3

Earnings per share
Basic	$3.16	$3.96	$3.53
Diluted	$3.15	$3.93	$3.49

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	At December 31,
	2009	2008
	(In millions, except share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$258.5	$178.2
Accounts receivable, net	310.1	357.0
Inventories, net	263.5	335.2
Deferred taxes and other	85.8	48.7

Total Current Assets	917.9	919.1
Property, Plant, and Equipment, net	368.8	349.1
Other Assets
Investments	28.1	35.1
Goodwill	743.7	584.6
Intangible assets and other	406.0	227.6

Total Assets	$2,464.5	$2,115.5

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$130.8	$168.3
Accrued salaries, wages and employee benefits	62.8	61.5
Accrued insurance	49.3	46.3
Dividends payable	20.9	19.7
Other accrued liabilities	154.7	129.2

Total Current Liabilities	418.5	425.0
Long-term Debt	497.2	497.4
Other Non-Current Liabilities	246.8	182.0

Total Liabilities	1,162.5	1,104.4

Commitments and Contingencies
Hubbell Shareholders’ Equity
Common stock, par value $.01
Class A — Authorized 50,000,000 shares, outstanding 7,167,506 and 7,165,075 shares	0.1	0.1
Class B — Authorized 150,000,000 shares, outstanding 52,493,487 and 49,102,167 shares	0.5	0.5
Additional paid-in capital	158.4	16.3
Retained earnings	1,208.0	1,108.0
Accumulated other comprehensive loss	(68.8)	(116.8)

Total Hubbell Shareholders’ Equity	1,298.2	1,008.1
Noncontrolling interest	3.8	3.0

Total Equity	1,302.0	1,011.1

Total Liabilities and Equity	$2,464.5	$2,115.5

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Cash Flows from Operating Activities
Net income	$181.3	$223.2	$208.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70.6	63.1	60.2
Deferred income taxes	32.3	0.7	(3.7)
Stock-based compensation	10.3	12.5	12.7
Tax benefit on stock-based awards	(1.3)	(0.8)	(6.9)
Loss (gain) on sale of assets	0.5	0.6	(0.7)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	85.5	(3.7)	27.8
Decrease in inventories	98.7	6.9	24.2
(Decrease) increase in current liabilities	(57.3)	18.9	42.1
Changes in other assets and liabilities, net	9.7	7.4	(3.1)
Contributions to defined benefit pension plans	(27.4)	(11.2)	(28.4)
Other, net	(5.2)	1.6	2.7

Net cash provided by operating activities	397.7	319.2	335.2

Cash Flows from Investing Activities
Capital expenditures	(29.4)	(49.4)	(55.9)
Acquisitions, net of cash acquired	(355.8)	(267.4)	(52.9)
Purchases of available-for-sale investments	(5.2)	(16.6)	(41.2)
Proceeds from available-for-sale investments	14.7	20.5	38.6
Proceeds from held-to-maturity investments	—	0.3	—
Proceeds from disposition of assets	0.6	1.0	5.1
Other, net	2.0	5.2	0.6

Net cash used in investing activities	(373.1)	(306.4)	(105.7)

Cash Flows from Financing Activities
Proceeds from stock issuance, net	122.0	—	—
Commercial paper (repayments) borrowings, net	—	(36.7)	20.9
Payment of other debt	—	—	(5.1)
Issuance of long-term debt	—	297.7	—
Debt issuance costs	—	(2.7)	—
Payment of dividends	(78.9)	(76.9)	(78.4)
Payment of dividends to noncontrolling interest	(0.4)	—	—
Proceeds from exercise of stock options	5.7	8.1	48.0
Tax benefit on stock-based awards	1.3	0.8	6.9
Acquisition of common shares	—	(96.6)	(193.1)
Other, net	0.1	—	0.4

Net cash provided by (used in) financing activities	49.8	93.7	(200.4)

Effect of foreign currency exchange rate changes on cash and cash equivalents	5.9	(5.8)	3.1

Increase in cash and cash equivalents	80.3	100.7	32.2
Cash and cash equivalents
Beginning of year	178.2	77.5	45.3

End of year	$258.5	$178.2	$77.5

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	For the Three Years Ended December 31, 2009, 2008 and 2007
	(In millions, except per share amounts)
					Accumulated	Total
	Class A	Class B	Additional		Other	Hubbell
	Common	Common	Paid-In	Retained	Comprehensive	Shareholders’	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity	interest

Balance at December 31, 2006	$0.1	$0.5	$219.9	$827.4	$(32.4)	$1,015.5	$—

Net income				208.3		208.3
Adjustment to pension and other benefit plans, net of tax of $27.3					44.9	44.9
Translation adjustments					14.1	14.1
Unrealized gain on investments, net of tax					0.2	0.2
Unrealized gain on cash flow hedge including $0.1 of amortization, net of tax					(0.8)	(0.8)

Total comprehensive income						266.7
Adjustment to initially adopt accounting for uncertain tax positions				4.7		4.7
Stock-based compensation			12.7			12.7
Exercise of stock options			48.0			48.0
Income tax windfall from stock-based awards, net			6.9			6.9
Acquisition/surrender of common shares			(194.2)			(194.2)
Cash dividends declared ($1.32 per share)				(77.7)		(77.7)
Investment in noncontrolling interest							2.5

Balance at December 31, 2007	$0.1	$0.5	$93.3	$962.7	$26.0	$1,082.6	$2.5

Net income				222.7		222.7	0.5
Adjustment to pension and other benefit plans, net of tax of $54.9					(92.1)	(92.1)
Translation adjustments					(53.7)	(53.7)
Unrealized gain on cash flow hedge including $0.1 of amortization, net of tax					3.0	3.0

Total comprehensive income						79.9
Stock-based compensation			12.5			12.5
Exercise of stock options			8.1			8.1
Income tax shortfall from stock-based awards, net			(0.1)			(0.1)
Acquisition/surrender of common shares			(97.5)			(97.5)
Cash dividends declared ($1.38 per share)				(77.4)		(77.4)

Balance at December 31, 2008	$0.1	$0.5	$16.3	$1,108.0	$(116.8)	$1,008.1	$3.0

Net income				180.1		180.1	1.2
Adjustment to pension and other benefit plans, net of tax of $8.6					14.3	14.3
Translation adjustments					35.3	35.3
Unrealized gain on investments, net of tax					0.3	0.3
Unrealized loss on cash flow hedge including $0.1 of amortization, net of tax					(1.9)	(1.9)

Total comprehensive income						228.1
Stock-based compensation			10.3			10.3
Exercise of stock options			5.7			5.7
Income tax windfall from stock-based awards, net			0.6			0.6
Issuance of shares related to director’s deferred compensation			5.2			5.2
Acquisition/surrender of common shares			(1.7)			(1.7)
Cash dividends declared ($1.40 per share)				(80.1)		(80.1)
Issuance of common stock, net			122.0			122.0
Dividends to noncontrolling interest							(0.4)

Balance at December 31, 2009	$0.1	$0.5	$158.4	$1,208.0	$(68.8)	$1,298.2	$3.8

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company has evaluated subsequent events through February 19, 2010, the date of issuance of the Consolidated Financial Statements, and has determined that it did not have any material recognizable subsequent events.

Reclassification and Out of Period Adjustment

Certain reclassifications have been made in prior year financial statements and notes to conform to the current year presentation.

During the year ended December 31, 2009, the Company recorded an immaterial out of period adjustment, predominately arising in years prior to 1999 related to certain deferred tax accounts, which decreased the Provision for income taxes by $4.9 million. The Company concluded that the adjustment was not material to prior periods and the cumulative effect was not material to the results for the year ended December 31, 2009.

Principles of Consolidation

The Consolidated Financial Statements include all subsidiaries; all significant intercompany balances and transactions have been eliminated. The Company participates in two joint ventures, one of which is accounted for using the equity method, the other has been consolidated in accordance with the provisions of ASC 810 “Consolidation” (“ASC 810”). See Note 2 — Variable Interest Entities.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. Actual results could differ from the estimates that are used.

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

Further, certain of our businesses account for sales discounts and allowances based on sales volumes, specific programs and customer deductions, as is customary in electrical products markets. These items primarily relate to sales volume incentives, special pricing allowances, and returned goods. Sales volume incentives represent rebates with specific sales volume targets for specific customers. Certain distributors qualify for price rebates by subsequently reselling the Company’s products into select channels of end users. Following a distributor’s sale

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of an eligible product, the distributor submits a claim for a price rebate. Customers have a right to return goods under certain circumstances which are reasonably estimable by affected businesses and have historically ranged from 1%-3% of gross sales.

These arrangements require us to estimate at the time of sale the amounts that should not be recorded as revenue as these amounts are not expected to be collected in cash from customers. The Company principally relies on historical experience, specific customer agreements and anticipated future trends to estimate these amounts at the time of shipment.

Shipping and Handling Fees and Costs

The Company records shipping and handling costs as part of Cost of goods sold in the Consolidated Statement of Income. Any amounts billed to customers for reimbursement of shipping and handling are included in Net sales in the Consolidated Statement of Income.

Foreign Currency Translation

The assets and liabilities of international subsidiaries are translated to U.S. dollars at exchange rates in effect at the end of the year, and income and expense items are translated at average exchange rates in effect during the year. The effects of exchange rate fluctuations on the translated amounts of foreign currency assets and liabilities are included as translation adjustments in Accumulated other comprehensive loss within Hubbell shareholders’ equity. Gains and losses from foreign currency transactions are included in results of operations.

Cash and Cash Equivalents

Cash equivalents consist of investments with original maturities of three months or less. The carrying value of cash equivalents approximates fair value because of their short maturities.

Investments

The Company defines short-term investments as securities with original maturities of greater than three months but less than one year; all other investments are classified as long-term. Investments in debt and equity securities are classified by individual security as either available-for-sale, held-to-maturity or trading investments. Our available-for-sale investments, consisting of municipal bonds, are carried on the balance sheet at fair value with current period adjustments to carrying value recorded in Accumulated other comprehensive loss within Hubbell shareholders’ equity, net of tax. Realized gains and losses are recorded in income in the period of sale. Other securities which the Company has the positive intent and ability to hold to maturity, are classified as held-to-maturity and are carried on the balance sheet at amortized cost. The effects of amortizing these securities are recorded in current earnings. The Company’s trading investments are carried on the balance sheet at fair value and consist primarily of debt and equity mutual funds. Unrealized gains and losses associated with these trading investments are reflected in the results of operations.

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

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Capitalized Computer Software Costs

Qualifying costs of internal use software are capitalized in accordance with ASC 350. Capitalized costs include purchased materials and services and payroll and payroll-related costs. General and administrative, overhead, maintenance and training costs, as well as the cost of software that does not add functionality to existing systems, are expensed as incurred. The cost of internal use software is amortized on a straight-line basis over appropriate periods, generally five years. The unamortized balance of internal use software is included in Intangible assets and other in the Consolidated Balance Sheet.

Capitalized computer software costs, net of amortization, were $12.5 million and $21.3 million at December 31, 2009 and 2008, respectively. The Company recorded amortization expense of $10.9 million, $10.7 million and $10.9 million in 2009, 2008 and 2007, respectively, relating to capitalized computer software.

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Indefinite-lived intangible assets and goodwill are subject to annual impairment testing using the specific guidance and criteria described in ASC 350. The Company performs its goodwill impairment testing as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. This testing compares carrying values to estimated fair values and when appropriate, the carrying value of these assets will be reduced to estimated fair value. The Company uses internal discounted cash flow estimates to determine fair value. These cash flow estimates are derived from historical experience and future long-term business plans and the application of an appropriate discount rate. The Company’s 2009 goodwill impairment testing resulted in fair values for each reporting unit exceeding the reporting unit’s carrying value, including goodwill. The Company performed its annual impairment testing of indefinite-lived intangible assets which resulted in no impairment. Intangible assets with definite lives are being amortized over periods generally ranging from 5-30 years.

Other Long-Lived Assets

The Company evaluates the potential impairment of other long-lived assets when appropriate in accordance with the provisions ASC 360 “Property, Plant and Equipment” (“ASC 360”). If the carrying value of assets exceeds the sum of the estimated future undiscounted cash flows, the carrying value of the asset is written down to estimated fair value. The Company continually evaluates events and circumstances to determine if revisions to values or estimates of useful lives are warranted.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The IRS and other tax authorities routinely review the Company’s tax returns. These audits can involve complex issues which may require an extended period of time to resolve. The Company makes adequate provisions for best estimates of exposures on previously filed tax returns. Deferred income taxes are recognized for the tax consequence of differences between financial statement carrying amounts and the tax basis of assets and liabilities by applying the currently enacted statutory tax rates in accordance with ASC 740. The effect of a change in statutory tax rates is recognized in the period that includes the enactment date. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. The Company uses factors to assess the likelihood of realization of deferred tax assets such as the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.

In addition, ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. For any amount of benefit to be recognized, it must be determined that it is more-likely-than-not that a tax position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of benefit to be recognized is based on the Company’s assertion of the most likely outcome resulting from an examination, including resolution of any related appeals or litigation processes. Companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Details with respect to the impact on the Consolidated Financial Statements of these uncertain tax positions and the adoption in 2007 are included in Note 13 — Income Taxes.

Research, Development & Engineering

Research, development and engineering expenditures represent costs to discover and/or apply new knowledge in developing a new product, process, or in bringing about a significant improvement to an existing product or process. Research, development and engineering expenses are recorded as a component of Cost of goods sold. Expenses for research, development and engineering were less than 1% of Cost of goods sold for each of the years 2009, 2008 and 2007.

Retirement Benefits

The Company maintains various defined benefit pension plans for some of its U.S. and foreign employees. ASC 715 requires the Company to recognize the funded status of its defined benefit pension and postretirement plans as an asset or liability in the Consolidated Balance Sheet. Gains or losses, prior service costs or credits, and transition assets or obligations that have not yet been included in net periodic benefit cost as of the end of the year are recognized as components of Accumulated other comprehensive loss, net of tax, within Hubbell shareholders’ equity. The Company’s policy is to fund pension costs within the ranges prescribed by applicable regulations. In addition to providing defined benefit pension benefits, the Company provides health care and life insurance benefits for some of its active and retired employees. The Company’s policy is to fund these benefits through insurance premiums or as actual expenditures are made. See also Note 11 — Retirement Benefits.

Earnings Per Share

Effective January 1, 2009, the Company adopted the provisions of ASC 260-10-45-61A which requires that unvested share-based payment awards that contain nonforfeitable rights to dividends be considered participating securities. Participating securities are required to be included in the earnings per share calculation pursuant to the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Basic earnings per share is calculated as net income available to common shareholders divided by the weighted average number of shares of common stock outstanding. Earnings per diluted share is calculated as net income available to common

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shareholders divided by the weighted average number of shares outstanding of common stock plus the incremental shares outstanding assuming the exercise of dilutive stock options, stock appreciation rights, restricted shares and performance shares. See also Note 19 — Earnings Per Share.

Stock-Based Employee Compensation

The Company measures stock-based employee compensation in accordance with ASC 718. This standard requires expensing the value of all share-based payments, including stock options and similar awards, based upon the award’s fair value over the requisite service period. See also Note 18 — Stock-Based Compensation.

Comprehensive Income

Comprehensive income is a measure of net income and all other changes in Hubbell shareholders’ equity that result from recognized transactions and other events of the period other than transactions with shareholders. See also the Consolidated Statement of Changes in Equity and Note 20 — Accumulated other comprehensive loss.

Derivatives

To limit financial risk in the management of its assets, liabilities and debt, the Company may use derivative financial instruments such as: foreign currency hedges, commodity hedges, interest rate hedges and interest rate swaps. All derivative financial instruments are matched with an existing Company asset, liability or proposed transaction. Market value gains or losses on the derivative financial instrument are recognized in income when the effects of the related price changes of the underlying asset or liability are recognized in income. See Note 15 — Fair Value Measurement for more information regarding our derivative instruments.

Recent Accounting Pronouncements

On July 1, 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. Going forward, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. We have included references to the Codification, as appropriate, in these financial statements.

The provisions of ASC 810 require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. The Company has adopted these provisions effective January 1, 2009. The presentation and disclosure requirements related to the Company’s noncontrolling interest have been applied retrospectively. See the Consolidated Financial Statements and Note 2 — Variable Interest Entities.

The provisions of ASC 815 require enhanced disclosures, including interim period disclosures, about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Expanded disclosures concerning where derivatives are

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported on the balance sheet and where gains/losses are recognized in the results of operations are also required. The Company adopted the enhanced disclosure requirements of ASC 815 prospectively on January 1, 2009. See Note 15 — Fair Value Measurement.

ASC 860 “Transfers and Servicing” (“ASC 860”) improves the relevance and comparability of information that a reporting entity provides in its financial statements about transfers of financial assets. The provisions of ASC 860 will be applicable on January 1, 2010, and will be applied prospectively to transfers of financial assets completed after December 31, 2009. The Company does not anticipate these provisions will have a material impact on its financial statements.

In August 2009, the FASB issued ASU 2009-5, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (“ASU 2009-5”). This update provides clarification of the fair value measurement of financial liabilities when a quoted price in an active market for an identical liability (level 1 input of the valuation hierarchy) is not available. The Company adopted the provisions of ASU 2009-5 in the fourth quarter of 2009. See Note 15 — Fair Value Measurement.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810)” (“ASU 2009-17”) which amends the consolidation guidance for variable interest entities and also requires additional disclosures about a reporting entity’s involvement in variable interest entities. The update replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling interest in a variable interest entity with an approach expected to be primarily qualitative. ASU 2009-17 will be applicable to the Company on January 1, 2010. The Company has evaluated the update and has determined that it will not have a material impact on its financial statements.

Note 2 —	Variable Interest Entities

The Company has a 50% interest in a joint venture in Hong Kong, established as Hubbell Asia Limited (“HAL”). The principal objective of HAL is to manage the operations of its wholly-owned manufacturing company in the People’s Republic of China. HAL commenced operations during the third quarter of 2008.

Under the provisions of ASC 810, HAL is considered a variable interest entity (“VIE”) and the Company is the primary beneficiary as it absorbs the majority of the risk of loss (and benefit of gains) from the VIE’s activities. The presentation and disclosure requirements related to HAL’s noncontrolling interest have been applied retrospectively for all periods presented in accordance with ASC 810. See also the Consolidated Financial Statements.

Note 3 —	Business Acquisitions

The Company accounts for acquisitions in accordance with ASC 805, which includes provisions that were adopted effective January 1, 2009. The new provisions significantly changed the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following; acquisition costs are expensed as incurred; restructuring costs associated with a business combination are expensed subsequent to the acquisition date; noncontrolling interests are valued at fair value at the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense. In addition, the provisions require that pre-acquisition contingencies be recognized at fair value, assuming fair value can be determined or reasonably estimated. If fair value cannot be determined or reasonably estimated, the standard requires measurement based on the recognition and measurement criteria of ASC 450 “Contingencies” (“ASC 450”). These changes were effective on a prospective basis for any business combinations for which the acquisition date was on or after January 1, 2009.

On October 2, 2009, the Company completed the purchase of Burndy for $355.2 million in cash (net of cash acquired of $33.6 million). Burndy is a leading North American manufacturer of connectors, cable accessories and tooling. Burndy serves commercial and industrial markets and utility customers primarily in the United States (with roughly 25% of its sales in Canada, Mexico and Brazil). This acquisition was completed to complement Hubbell’s

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

existing product offerings. The Burndy acquisition has been added to the electrical systems business within the Electrical segment. As of December 31, 2009, the Company had not finalized the assignment of goodwill related to the Burndy acquisition to any specific reporting units.

As of December 31, 2009, the Company had not yet finalized all the working capital adjustments with the seller. As a result, the purchase price allocation may change in future reporting periods, although the Company does not anticipate that these changes will be significant.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed related to the Burndy acquisition (in millions):

October 2, 2009
Burndy

Purchase Price Allocation:
Accounts receivable	$32.5
Inventory	23.4
Deferred tax assets	91.2
Property, plant and equipment	40.7
Other assets	11.1
Intangible assets	134.4
Goodwill	137.4
Deferred tax liabilities	(52.9)
Liabilities related to contingencies	(11.8)
Other liabilities	(50.8)

Total Purchase price	$355.2

Intangible Assets:
Indefinite lived tradenames and trademarks	$35.5
Patents	2.5
Customer relationships	94.3
Other	2.1

Total Intangible assets	$134.4

Intangible Asset Weighted Average Amortization Period:
Patents	5 years
Customer relationships	20 years
Other	3 years

Total Weighted average	19 years

The fair values assigned to intangible assets were determined through the use of the income approach, specifically the relief from royalty method and the multi period excess earnings method. The valuation of tangible assets was derived using a combination of the income approach, the market approach and the cost approach.

The fair value of accounts receivable acquired is $32.5 million. The gross contractual amount due on these accounts receivable is $36.7 million, of which $4.2 million is expected to be uncollectible.

The Company assumed Burndy’s pre-exisiting contingent liabilities as part of the acquisition. These contingent liabilities consisted of contingent consideration related to an acquisition Burndy completed in 2008 as well as environmental liabilities. The undiscounted fair value related to the contingent consideration liability is

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$5.6 million since it is highly probable that the required earning targets will be achieved. Additionally, the Burndy opening balance sheet includes a $6.2 million contingent liability related to environmental matters. The estimated fair value portion of this liability is $1.6 million, while the remaining $4.6 million liability was determined using the guidance prescribed under ASC 450, which requires the loss contingency to be probable and reasonably estimable.

The Burndy acquisition resulted in recognition of $137.4 million of goodwill, which is not deductible for tax purposes. This goodwill largely consists of expected synergies resulting from the acquisition. Key areas of potential cost savings include increased purchasing power for raw materials; manufacturing and supply chain work process improvements; and the elimination of redundant overhead costs. The Company also anticipates that the transaction will produce significant growth synergies as a result of the combined businesses’ broader product portfolio.

Acquisition related costs were $5.2 million for the year ended December 31, 2009. These costs were for legal, accounting, valuation and other professional services and were included in selling and administrative expenses in the Consolidated Statement of Income.

The Burndy acquisition contributed $44.9 million to net sales in the fourth quarter of 2009, while earnings were not material to the consolidated results. Supplemental pro forma information has not been provided as the acquired operations were a component of a larger legal entity and separate historical financial statements were not prepared. Since stand-alone financial information prior to the acquisition is not readily available, compilation of such data is impracticable.

In December 2009, the Company purchased a product line for $0.6 million. This product line, comprised of conductor bar and festoon systems, has been added to the electrical systems business within the Electrical segment.

The Consolidated Financial Statements include the results of operations of the acquired businesses from their respective dates of acquisition.

Note 4 —	Receivables and Allowances

Receivables consist of the following components at December 31, (in millions):

	2009	2008

Trade accounts receivable	$325.5	$363.3
Non-trade receivables	10.5	16.9

Accounts receivable, gross	336.0	380.2
Allowance for credit memos, returns, and cash discounts	(20.8)	(19.2)
Allowance for doubtful accounts	(5.1)	(4.0)

Total allowances	(25.9)	(23.2)

Accounts receivable, net	$310.1	$357.0

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Inventories, net

Inventories are classified as follows at December 31, (in millions):

	2009	2008

Raw material	$88.0	$108.6
Work-in-process	62.0	65.7
Finished goods	185.2	247.2

	335.2	421.5
Excess of FIFO over LIFO cost basis	(71.7)	(86.3)

Total	$263.5	$335.2

During 2009, inventory quantities have been reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2009 purchases, the effect of which decreased cost of goods sold by approximately $11.8 million for the year ended December 31, 2009. Earnings per diluted share increased by approximately $0.13 for the year ended December 31, 2009 as a result of these LIFO liquidations.

Note 6 —	Goodwill and Other Intangible Assets

Changes in the carrying amounts of goodwill for the years ended December 31, 2009 and 2008, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total

Balance December 31, 2007	$256.4	$210.2	$466.6

Acquisitions	87.4	53.8	141.2
Translation adjustments	(19.7)	(3.5)	(23.2)

Balance December 31, 2008	$324.1	$260.5	$584.6

Acquisitions	132.1	14.2	146.3
Translation adjustments	9.0	3.8	12.8

Balance December 31, 2009	$465.2	$278.5	$743.7

In October 2009, the Company completed the purchase of Burndy. This acquisition resulted in $137.4 million of goodwill which has been included in the Electrical segment. In addition, the Company finalized the purchase accounting related to the 2008 acquisitions of Varon and CDR Systems Corp. (“CDR”) in 2009. The Varon adjustment has been reflected in the Electrical segment, while the CDR adjustment has been reflected in the Power segment. For more information regarding the Burndy acquisition, see Note 3 — Business Acquisitions.

The Company has not recorded any goodwill impairments since the initial adoption of the standard in 2002.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible assets are recorded in Intangible assets and other in the Consolidated Balance Sheet. Identifiable intangible assets are comprised of the following (in millions):

	December 31,		December 31,
	2009		2008
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization

Definite-lived:
Patents, tradenames and trademarks	$83.0	$(11.0)	$84.4	$(7.4)
Customer/Agent relationships and other	181.3	(22.0)	74.2	(12.0)

Total	264.3	(33.0)	158.6	(19.4)
Indefinite-lived:
Tradenames and other	56.2	—	20.3	—

Total	$320.5	$(33.0)	$178.9	$(19.4)

Amortization expense associated with these definite-lived intangible assets was $12.6 million, $7.8 million and $5.5 million in 2009, 2008 and 2007, respectively. Amortization expense associated with these intangible assets is expected to be $15.2 million in 2010, $14.9 million in 2011, $14.3 million in 2012, $13.9 million in 2013 and $13.8 million in 2014.

Note 7 —	Investments

At December 31, 2009 and December 31, 2008, available-for-sale investments consisted entirely of municipal bonds. At December 31, 2009, trading investments consisted primarily of debt and equity mutual funds. In 2008, the Company had no securities that were classified as trading investments. These investments are stated at fair market value based on current quotes.

The following table sets forth selected data with respect to the Company’s investments at December 31, (in millions):

	2009					2008
		Gross	Gross				Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

Available-For-Sale Investments	$25.1	$0.9	$(0.1)	$25.9	$25.9	$34.6	$0.6	$(0.1)	$35.1	$35.1
Trading Investments	1.9	0.3	—	2.2	2.2	—	—	—	—	—

Total Investments	$27.0	$1.2	$(0.1)	$28.1	$28.1	$34.6	$0.6	$(0.1)	$35.1	$35.1

Contractual maturities of available-for-sale investments at December 31, 2009 were as follows (in millions):

	Amortized	Fair
	Cost	Value

Available-For-Sale Investments
Due within 1 year	$2.6	$2.6
After 1 year but within 5 years	12.1	12.7
After 5 years but within 10 years	5.0	5.1
Due after 10 years	5.4	5.5

Total	$25.1	$25.9

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2009 and 2008, the total net unrealized gains recorded relating to available-for-sale securities were $0.3 million and less than $0.1 million, respectively. These net unrealized gains have been included in Accumulated other comprehensive loss, net of tax. Net unrealized gains relating to trading investments have been reflected in the results of operations. The cost basis used in computing the gain or loss on these securities was through specific identification. Realized gains and losses were immaterial in 2009, 2008 and 2007.

Note 8 —	Property, Plant, and Equipment

Property, plant, and equipment, carried at cost, is summarized as follows at December 31, (in millions):

	2009	2008

Land	$41.4	$36.3
Buildings and improvements	227.8	212.8
Machinery, tools and equipment	620.0	611.5
Construction-in-progress	16.3	15.3

Gross property, plant, and equipment	905.5	875.9
Less accumulated depreciation	(536.7)	(526.8)

Net property, plant, and equipment	$368.8	$349.1

Depreciable lives on buildings range between 20-40 years. Depreciable lives on machinery, tools, and equipment range between 3-20 years. The Company recorded depreciation expense of $46.3 million, $43.9 million and $43.1 million for 2009, 2008 and 2007, respectively.

Note 9 —	Other Accrued Liabilities

Other accrued liabilities consists of the following at December 31, (in millions):

	2009	2008

Deferred revenue	$44.1	$39.2
Customer program incentives	23.5	25.4
Other	87.1	64.6

Total	$154.7	$129.2

Note 10 —	Other Non-Current Liabilities

Other non-current liabilities consists of the following at December 31, (in millions):

	2009	2008

Pensions	$86.0	$107.8
Other postretirement benefits	36.8	25.5
Deferred tax liabilities	83.2	9.7
Other	40.8	39.0

Total	$246.8	$182.0

Note 11 —	Retirement Benefits

The Company has funded and unfunded non-contributory U.S. and foreign defined benefit pension plans. Benefits under these plans are generally provided based on either years of service and final average pay or a specified dollar amount per year of service. The Company also maintains seven defined contribution pension plans.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2004, the defined benefit pension plan for U.S. salaried and non-collectively bargained hourly employees was closed to employees hired on or after January 1, 2004. Effective January 1, 2006, the defined benefit pension plan for the Hubbell Canada salaried employees was closed to existing employees who did not meet certain age and service requirements as well as all new employees hired on or after January 1, 2006. Effective January 1, 2007 the defined benefit pension plan for Hubbell’s UK operations was closed to all new employees hired on or after January 1, 2007. These U.S., Canadian and UK employees are eligible instead for defined contribution plans. On December 3, 2002, the Company closed its Retirement Plan for Directors to all new directors appointed after that date. Effective December 31, 2007, benefits accrued under this plan for eligible active directors were converted to an actuarial lump sum equivalent and transferred to the Company’s Deferred Compensation Plan for Directors.

The Company also has a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits were discontinued in 1991 for substantially all future retirees with the exception of the recently acquired Burndy business and certain operations in our Power segment which still maintain a limited retiree medical plan for some of their union employees. The liability assumed related to the Burndy acquisition for its active and retired employees was $13.1 million. Effective January 1, 2010 the A.B. Chance division of the Power segment will cease to offer retiree medical benefits to all future union retirees. Furthermore, effective February 11, 2009, PCORE ceased to offer retiree medical benefits to all future union retirees. The Company anticipates future cost-sharing changes for its active and discontinued plans that are consistent with past practices.

In connection with the acquisition of Burndy in October 2009, the Company acquired certain of its pension plans. These plans consisted of an unfunded domestic non-qualified restoration plan with no active participants and a closed and frozen Canadian defined benefit plan that is overfunded as of December 31, 2009. None of the acquisitions made in 2008 impacted the defined benefit pension or other benefit assets or liabilities.

The Company uses a December 31 measurement date for all of its plans. No amendments made in 2009 or 2008 to the defined benefit pension plans had a significant impact on the total pension benefit obligation.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the reconciliation of beginning and ending balances of the benefit obligations and the plan assets for the Company’s defined benefit pension and other benefit plans at December 31, (in millions):

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Change in benefit obligation
Benefit obligation at beginning of year	$578.9	$577.2	$28.0	$30.1
Service cost	12.2	14.6	0.6	0.2
Interest cost	36.9	35.8	1.7	1.7
Plan participants’ contributions	0.7	0.9	—	—
Amendments	—	0.2	(0.7)	—
Curtailment and settlement gain	(0.5)	—	—	(1.8)
Special termination benefits	—	—	—	0.1
Actuarial loss (gain)	37.5	(4.1)	(0.3)	0.3
Acquisitions/Divestitures	5.7	—	13.1	—
Currency impact	5.5	(18.7)	—	—
Other	(0.1)	(0.1)	—	0.3
Benefits paid	(29.8)	(26.9)	(2.7)	(2.9)

Benefit obligation at end of year	$647.0	$578.9	$39.7	$28.0

Change in plan assets
Fair value of plan assets at beginning of year	472.7	609.1	—	—
Actual return on plan assets	89.1	(108.6)	—	—
Acquisitions/Divestitures	7.4	—	—	—
Employer contributions	30.0	14.1	—	—
Plan participants’ contributions	0.7	0.9	—	—
Currency impact	5.9	(15.9)	—	—
Settlement loss and other	(0.2)	—	—	—
Benefits paid	(29.8)	(26.9)	—	—

Fair value of plan assets at end of year	$575.8	$472.7	$—	$—

Funded status	$(71.2)	$(106.2)	$(39.7)	$(28.0)

Amounts recognized in the consolidated balance sheet consist of:
Prepaid pensions (included in Intangible assets and other)	$17.0	$4.8	$—	$—
Accrued benefit liability (short-term and long-term)	(88.2)	(111.0)	(39.7)	(28.0)

Net amount recognized	$(71.2)	$(106.2)	$(39.7)	$(28.0)

Amounts recognized in Accumulated other comprehensive loss (income) consist of:
Net actuarial loss (gain)	$115.3	$136.9	$(1.2)	$(0.8)
Prior service cost (credit)	1.5	1.9	(2.5)	(2.0)

Net amount recognized	$116.8	$138.8	$(3.7)	$(2.8)

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for all defined benefit pension plans was $595.2 million and $529.8 million at December 31, 2009 and 2008, respectively. Information with respect to plans with accumulated benefit obligations in excess of plan assets is as follows, (in millions):

	2009	2008

Projected benefit obligation	$73.5	$499.8
Accumulated benefit obligation	$67.5	$461.8
Fair value of plan assets	$11.0	$388.7

The following table sets forth the components of pension and other benefit costs for the years ended December 31, (in millions):

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007

Components of net periodic benefit cost
Service cost	$12.2	$14.6	$16.9	$0.6	$0.2	$0.5
Interest cost	36.9	35.8	32.7	1.7	1.7	1.7
Expected return on plan assets	(37.2)	(47.5)	(42.6)	—	—	—
Amortization of prior service cost	0.3	0.4	(0.3)	(0.2)	(0.2)	(0.2)
Amortization of actuarial losses	7.3	1.3	1.9	—	—	0.1
Curtailment and settlement losses (gains)	0.1	—	(0.1)	—	(1.7)	1.4

Net periodic benefit cost	$19.6	$4.6	$8.5	$2.1	$—	$3.5

Changes recognized in other comprehensive loss (income), before tax, (in millions):
Current year net actuarial (gain)/loss	$(14.8)	$148.9		$(0.3)	$0.3
Current year prior service cost	—	0.2		(0.8)	—
Amortization of prior service (cost)/credit	(0.3)	(0.4)		0.2	0.2
Amortization of net actuarial loss	(7.3)	(1.3)		—	—
Currency impact	—	(1.0)		—	—
Other adjustments	0.4	0.1		—	—

Total recognized in accumulated other comprehensive income	(22.0)	146.5		(0.9)	0.5

Total recognized in net periodic pension cost and other comprehensive loss (income)	$(2.4)	$151.1		$1.2	$0.5

Amortization expected to be recognized through income during 2010
Amortization of prior service cost/(credit)	$0.3			$(0.2)
Amortization of net loss	4.9			—

Total expected to be recognized through income during next fiscal year	$5.2			$(0.2)

In addition to the above, certain of the Company’s union employees participate in multi-employer defined benefit plans. The total Company cost of these plans was $0.8 million in 2009, $0.9 million in 2008 and $0.7 million in 2007. In 2009 the Company requested a withdrawal calculation related to the closure of a facility. The

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preliminary net present value calculation of the liability provided by the plan was $0.9 million which has been recorded by the Company as an expense in 2009.

The Company also maintains seven defined contribution pension plans. The total cost of these plans was $5.9 million in both 2009 and 2008 and $5.8 million in 2007, excluding the employer match for the 401(k) plan. This cost is not included in the above net periodic benefit cost for the defined benefit pension plans.

Assumptions

The following assumptions were used to determine the projected benefit obligations at the measurement date and the net periodic benefit cost for the year:

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007

Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	5.96%	6.46%	6.41%	6.00%	6.50%	6.50%
Rate of compensation increase	3.57%	4.07%	4.58%	3.50%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	6.46%	6.41%	5.66%	6.50%	6.50%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	4.07%	4.07%	4.58%	4.00%	4.00%	4.00%

At the end of each calendar year, the Company determines the appropriate expected return on assets for each plan based upon its strategic asset allocation (see discussion below). In making this determination, the Company utilizes expected returns for each asset class based upon current market conditions and expected risk premiums for each asset class.

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	Other Benefits
	2009	2008	2007

Assumed health care cost trend rates at December 31,
Health care cost trend assumed for next year	8.0%	8.0%	9.0%
Rate to which the cost trend is assumed to decline	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2015	2015	2015

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

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets

The Company’s combined targeted and actual domestic and foreign pension plan weighted average asset allocation at December 31, 2010, 2009 and 2008 by asset category are as follows:

	Target	Percentage of
	Allocation	Plan Assets
	2010	2009	2008

Asset Category
Equity securities	47%	50%	45%
Debt securities & Cash	34%	32%	37%
Alternative Investments	19%	18%	18%

Total	100%	100%	100%

At the end of each year, the Company estimates the expected long-term rate of return on pension plan assets based on the strategic asset allocation for its plans. In making this determination, the Company utilizes expected rates of return for each asset class based upon current market conditions and expected risk premiums for each asset class. The Company has written investment policies and asset allocation guidelines for its domestic and foreign pension plans. In establishing these policies, the Company has considered that its various pension plans are a major retirement vehicle for most plan participants and has acted to discharge its fiduciary responsibilities with regard to the plans solely in the interest of such participants and their beneficiaries. The goal underlying the establishment of the investment policies is to provide that pension assets shall be invested in a prudent manner and so that, together with the expected contributions to the plans, the funds will be sufficient to meet the obligations of the plans as they become due. To achieve this result, the Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific policy benchmark percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then tactically managed within these ranges. Equity securities include investments in large-cap, mid-cap and small-cap companies located inside and outside the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities and US Treasuries. Derivative investments include futures contracts used by the plan to adjust the level of its investments within an asset allocation category. All futures contracts are 100% supported by cash or cash equivalent investments. At no time may derivatives be utilized to leverage the asset portfolio.

Equity securities include Company common stock in the amounts of $15.9 million (3.2% of total domestic plan assets) and $10.9 million (2.6% of total domestic plan assets) at December 31, 2009 and 2008, respectively.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s pension plan assets at December 31, 2009, by asset category are as follows (in millions):

		Quoted Prices in	Quoted Prices in
		Active Markets	Active Markets	Significant
		for Identical	for Similar Asset	Unobservable
Asset Category	Total	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Cash and cash equivalents	$25.2	$25.2	$—	$—
Equity securities:
US Large-cap(a)	109.1	109.1	—	—
US Mid-cap and Small-cap Growth(b)	19.1	19.1	—	—
International Large-cap	62.7	62.7	—	—
Emerging Markets	43.9	43.9	—	—
Fixed Income Securities:
US Treasuries	60.3	60.3	—	—
Corporate Bonds(c)	91.7	91.7	—	—
Asset Backed Securities and Other	7.2	7.2	—	—
Derivatives:
Equity Futures(d)	51.6	—	51.6	—
Fixed Income Futures	0.3	—	0.3	—
Alternative Investment Funds	104.7	—	—	104.7

Total	$575.8	$419.2	$51.9	$104.7

(a)	Includes an actively managed portfolio of large-cap US stocks

(b)	Includes $15.9 million of the Company’s common stock and an investment in actively managed mid-cap and small-cap US stocks

(c)	Includes primarily investment grade bonds of US issuers from diverse industries

(d)	Includes primarily large-cap US and foreign equity futures

The fair value of the Company’s pension plan assets measured using significant unobservable inputs (Level 3) at December 31, 2009, by asset category are as follows (in millions):

	Institutional	Distressed
	Fund of	Opportunities
	Hedge Funds	Fund	Total

Balance at December 31, 2008	$77.2	$3.9	$81.1
Actual return on plan assets:
Relating to assets still held at the reporting date	10.4	0.5	10.9
Purchases, sales and settlements, net	11.3	1.4	12.7

Balance at December 31, 2009	$98.9	$5.8	$104.7

All of the alternative investments held by the Company’s pension plans consist of fund of fund products, the largest being an institutional fund of hedge funds (“IFHF”). The IFHF invests in investment funds managed by a diversified group of third-party investment managers who employ a variety of alternative investment strategies, including relative value, security selection, specialized credit and directional strategies. The objective of the IFHF is to achieve the desired capital appreciation with lower volatility than either traditional equity or fixed income markets. The plan also has a small investment in a distressed opportunity fund. This fund of funds product invests in distressed strategies including turnarounds, debt-for-control and active trading.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s other postretirement benefits are unfunded; therefore, no asset information is reported.

Contributions

Although not required under the Pension Protection Act of 2006, the Company may decide to make a voluntary contribution to its qualified domestic defined benefit pension plans in 2010. The Company expects to contribute approximately $5 million to its foreign plans in 2010.

Estimated Future Benefit Payments

The following domestic and foreign benefit payments, which reflect future service, as appropriate, are expected to be paid, (in millions):

		Other Benefits
			Medicare
			Part D
	Pension Benefits	Gross	Subsidy	Net

2010	$29.9	$3.1	$0.2	$2.9
2011	$31.5	$3.1	$0.2	$2.9
2012	$33.1	$3.1	$0.2	$2.9
2013	$35.7	$3.1	$0.2	$2.9
2014	$37.3	$3.0	$0.2	$2.8
2015-2019	$210.4	$14.2	$0.8	$13.4

Note 12 —	Debt

The following table sets forth the components of the Company’s debt structure at December 31, (in millions):

	2009			2008
	Short-Term	Senior Notes		Short-Term	Senior Notes
	Debt	(Long-Term)	Total	Debt	(Long-Term)	Total

Balance at year end	$—	$497.2	$497.2	$—	$497.4	$497.4
Highest aggregate month-end balance			$563.5			$497.4
Average borrowings	$5.5	$496.8	$502.3	$97.9	$373.2	$471.1
Weighted average interest rate:
At year end	—	6.12%	6.12%	—	6.12%	6.12%
Paid during the year	0.26%	6.12%	5.85%	3.38%	6.21%	5.62%

At December 31, 2009 and 2008, the Company had $497.2 and $497.4 million, respectively, of senior notes reflected as Long-term debt in the Consolidated Balance Sheet. Interest and fees paid related to total indebtedness totaled $29.8 million for 2009, $24.5 million for 2008 and $17.1 million for 2007.

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

Both of these notes are fixed rate indebtedness, are not callable and are only subject to accelerated payment prior to maturity if the Company fails to meet certain non-financial covenants, all of which were met at December 31, 2009 and 2008. The most restrictive of these covenants limits our ability to enter into mortgages

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and sale-leasebacks of property having a net book value in excess of $5 million without the approval of the Note holders.

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

In September 2009, the Company entered into a line of credit agreement with Credit Suisse for approximately 30 million Swiss francs to support the issuance of letters of credit. The availability of credit under this facility is dependent upon the maintenance of compensating balances, which may be withdrawn. There are no annual commitment fees associated with this credit facility.

In May 2009, the Company entered into a three year interest rate swap for an aggregate notional amount of $200 million to manage its exposure to changes in the fair value of its 6.375% $200 million fixed rate debt maturing in May 2012. Under the swap, the Company receives interest based on a fixed rate of 6.375% and pays interest based on a floating one month LIBOR rate plus a spread. The interest rate swap is designated as a fair value hedge under ASC 815 and qualifies for the “short-cut” method; as such, no hedge ineffectiveness is recognized. The interest rate swap is recorded at fair value, with an offsetting amount recorded against the carrying value of the fixed-rate debt. For the year ended December 31, 2009, interest expense was reduced $1.2 million as a result of entering into the interest rate swap.

In March 2008, the Company exercised its option to expand its credit facility by $100 million, bringing the total credit facility to $350 million. The expiration date of the credit agreement is October 31, 2012. The interest rate applicable to borrowings under the credit agreement is either the prime rate or a surcharge over LIBOR. The covenants of the facility require that Hubbell shareholders’ equity be greater than $675 million and that total debt not exceed 55% of total capitalization (defined as total debt plus Hubbell shareholders’ equity). The Company was in compliance with all debt covenants at December 31, 2009 and 2008. Annual commitment fee requirements to support availability of the credit facility were not material. This facility is used as a backup to our commercial paper program and was undrawn as of December 31, 2009.

The Company maintains a 9.4 million pound sterling credit facility with HSBC Bank Plc. in the UK which is set for review on November 30, 2010. The Company also maintains a 3.0 million Brazilian real line of credit with Banco Real that expires in April 2010. There are no annual commitment fees associated with these credit agreements. These credit facilities were undrawn as of December 31, 2009.

In addition to the above credit commitments, the Company has an unsecured line of credit for $60 million to support issuance of its letters of credit. At December 31, 2009, the Company had approximately $32.5 million of letters of credit outstanding under this facility.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Income Taxes

The following table sets forth selected data with respect to the Company’s income tax provisions for the years ended December 31, (in millions):

	2009	2008	2007

Income before income taxes:
United States	$183.1	$213.6	$191.9
International	78.5	104.8	92.3

Total	$261.6	$318.4	$284.2

Provision for income taxes — current:
Federal	$25.3	$64.1	$60.6
State	7.2	11.0	7.7
International	15.5	19.4	11.3

Total provision-current	48.0	94.5	79.6

Provision for income taxes — deferred:
Federal	$29.5	$8.5	$(8.4)
State	(0.2)	(10.6)	(0.7)
International	3.0	2.8	5.4

Total provision — deferred	32.3	0.7	(3.7)

Total provision for income taxes	$80.3	$95.2	$75.9

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. The components of the deferred tax assets/(liabilities) at December 31, were as follows (in millions):

	2009	2008

Deferred tax assets:
Inventory	$6.4	$8.1
Income tax credits	33.2	22.1
Accrued liabilities	18.0	14.5
Pension	34.4	42.2
Postretirement and post employment benefits	11.2	12.2
Stock-based compensation	10.2	9.4
Net operating loss carryforwards	50.0	1.7
Miscellaneous other	0.8	11.1

Gross deferred tax assets	164.2	121.3
Valuation allowance	(2.2)	(2.5)

Total net deferred tax assets	$162.0	$118.8

Deferred tax liabilities:
Acquisition basis difference	107.4	47.4
Property, plant, and equipment	29.5	44.5

Total deferred tax liabilities	$136.9	$91.9

Total net deferred tax asset/(liability)	$25.1	$26.9

Deferred taxes are reflected in the Consolidated Balance Sheet as follows (in millions):
Current tax assets (included in Deferred taxes and other)	$56.0	$28.3
Non-current tax assets (included in Intangible assets and other)	52.3	8.3
Non-current tax liabilities (included in Other Non-current liabilities)	(83.2)	(9.7)

Total net deferred tax asset/(liability)	$25.1	$26.9

As of December 31, 2009, the Company had a total of $33.2 million of Federal and State tax credit carryforwards, net of Federal benefit (including credit carryforwards of $19.9 million related to the Burndy acquisition) available to offset future income taxes, of which $0.8 million may be carried forward indefinitely while the remaining $32.4 million will begin to expire at various times beginning in 2010 through 2025. The Company has recorded a net valuation allowance of $2.2 million for the portion of the tax carryforward credits the Company anticipates will expire prior to utilization. Additionally, as of December 31, 2009, the Company had recorded tax benefits totaling $50.0 million (including $48.5 million related to the Burndy acquisition) for Federal and State net operating loss carryforwards (“NOLs”). The tax benefit related to these NOLs has been adjusted to reflect an “ownership change” pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the utilization of pre-acquisition operating losses. The Company expects to fully utilize the adjusted NOLs prior to their expiration.

At December 31, 2009, income and withholding taxes have not been provided on approximately $301.8 million of undistributed international earnings that are permanently reinvested in international operations. If such earnings were not indefinitely reinvested, a tax liability of approximately $47.3 million would be recognized.

Cash payments of income taxes were $53.4 million in 2009, $68.8 million in 2008 and $79.7 million in 2007.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. During 2008, the IRS commenced an examination of the Company’s U.S. income tax returns for the years ended December 31, 2006 and 2007 (“06/07 Exam”). The 06/07 Exam remains on-going as of December 31, 2009. The Company expects to finalize the 06/07 exam during 2010. With few exceptions, the Company is no longer subject to state, local, or non-U.S. income tax examinations by tax authorities for years prior to 2002.

The following tax years, by major jurisdiction, are still subject to examination by taxing authorities:

Jurisdiction	Open Years

United States	2006-2009
Canada	2006-2009
UK	2008-2009

As a result of adopting certain provisions of ASC 740 on January 1, 2007, the Company recognized a $4.7 million decrease in the liability for unrecognized tax benefits. This adjustment was recorded as an increase to retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2009	2008	2007

Unrecognized tax benefits at beginning of year	$17.3	$8.7	$24.2
Additions based on tax positions relating to the current year	3.0	4.5	2.8
Reductions based on expiration of statute of limitations	(1.4)	(0.4)	(1.3)
Additions (reductions) to tax positions relating to previous years	11.8	4.7	(13.8)
Settlements	(0.1)	(0.2)	(3.2)

Total unrecognized tax benefits	$30.6	$17.3	$8.7

Included in the balance at December 31, 2009 are $17.8 million of tax positions which, if in the future are determined to be recognizable, would affect the annual effective income tax rate. Additionally, there are $2.4 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the applicable taxing authority to an earlier period. The Company has classified the amount of unrecognized tax positions that are expected to settle within the next 12 months as a current liability.

The Company’s policy is to record interest and penalties associated with the underpayment of income taxes within Provision for income taxes in the Consolidated Statement of Income. In each of the years 2009 and 2008, the Company recognized approximately $0.8 million of expense related to interest and penalties. In 2007, the Company recorded a credit of $2.7 million related to interest and penalties. The Company had $2.6 million and $1.8 million accrued for the payment of interest and penalties as of December 31, 2009 and December 31, 2008, respectively.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated effective income tax rate varied from the United States federal statutory income tax rate for the years ended December 31, as follows:

	2009	2008	2007

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0	2.7	1.8
Foreign income taxes	(3.1)	(3.9)	(5.4)
State tax credits and loss carryforwards	(0.1)	(2.0)	—
IRS audit settlement	—	—	(1.9)
Out of period adjustment	(1.9)	—	—
Other, net	(1.2)	(1.9)	(2.8)

Consolidated effective income tax rate	30.7%	29.9%	26.7%

During the year ended December 31, 2009, the Company recorded an immaterial out of period adjustment, predominately arising in years prior to 1999 related to certain deferred tax accounts, which decreased the provision for income tax by $4.9 million. The Company concluded that the adjustment was not material to prior periods and the cumulative effect was not material to the results for the year ended December 31, 2009.

The 2007 consolidated effective income tax rate reflects the impact of a tax benefit of $5.3 million recorded in connection with the completion of an IRS examination of the Company’s 2004 and 2005 tax returns.

Note 14 —	Financial Instruments

Concentrations of Credit Risk:  Financial instruments which potentially subject the Company to concentrations of credit risk consist of trade receivables, cash and cash equivalents and short-term investments. The Company grants credit terms in the normal course of business to its customers. Due to the diversity of its product lines, the Company has an extensive customer base including electrical distributors and wholesalers, electric utilities, equipment manufacturers, electrical contractors, telecommunication companies and retail and hardware outlets. No single customer accounted for more than 10% of total sales in any year during the three years ended December 31, 2009. However, the Company’s top 10 customers accounted for approximately 35% of the accounts receivable balance at December 31, 2009. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers. Bad debt write-offs have historically been minimal. The Company places its cash and cash equivalents with financial institutions and limits the amount of exposure to any one institution.

Fair Value:  The carrying amounts reported in the Consolidated Balance Sheet for cash and cash equivalents, short-term and long-term investments, receivables, bank borrowings, accounts payable and accruals approximate their fair values given the immediate or short-term nature of these items. See also Note 7 — Investments and Note 15 — Fair Value Measurement.

The fair value of the senior notes classified as long-term debt was determined by reference to quoted market prices of securities with similar characteristics and approximated $539.6 million and $484.7 million at December 31, 2009 and 2008, respectively.

Note 15 —	Fair Value Measurement

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

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2009 and 2008 (in millions):

		Quoted Prices in	Quoted Prices in		Quoted Prices in	Quoted Prices in
		Active Markets	Active Markets		Active Markets	Active Markets for
	December 31,	for Identical	for Similar Assets	December 31,	for Identical	Similar Assets
Asset (Liability)	2009	Assets (Level 1)	(Level 2)	2008	Assets (Level 1)	(Level 2)

Long term investments	$26.5	$26.5	$—	$35.1	$35.1	$—
Deferred compensation plan assets	1.6	1.6	—	—	—	—
Derivatives:
Forward exchange contracts	(1.1)	—	(1.1)	1.9	—	1.9
Interest rate swap	(0.5)	—	(0.5)	—	—	—
Deferred compensation plan liabilities	(1.6)	(1.6)	—	—	—	—

	$24.9	$26.5	$(1.6)	$37.0	$35.1	$1.9

At December 31, 2009 and December 31, 2008, the Company did not have any financial assets or liabilities that fell within the Level 3 hierarchy.

Long-term Investments

At December 31, 2009 and 2008, long-term investments included $25.9 million and $35.1 million, respectively, of municipal bonds classified as available-for-sale securities. The Company also had $0.6 million of trading securities reflected as long-term investments as of December 31, 2009. These investments are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

Deferred compensation plan assets and liabilities

The Company maintains a non-qualified deferred compensation plan into which certain members of management are eligible to defer a maximum of 50% of their incentive bonus. The amounts deferred under this plan are credited with earnings or losses based upon changes in values of notional investments elected by the plan participant. The fair value of our deferred compensation liability is equal to the fair value of the employee notional investment accounts as of December 31, 2009.

The Company has deferred compensation plan assets consisting of trading securities which exactly mirror the plan participants’ investment elections. These trading securities are comprised of various debt and equity mutual fund investments. Unrealized gains and losses associated with these trading securities are reflected in the results of operations. These gains and losses are offset by the changes recorded related to the underlying fair value of the deferred compensation plan liability.

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

The fair values of derivative instruments in the Consolidated Balance Sheet are as follows (in millions):

	Asset/(Liability) Derivatives
		Fair Value
		December 31,	December 31,
Derivatives designated as hedges in accordance with ASC 815	Balance Sheet Location	2009	2008

Forward exchange contracts designated as cash flow hedges	Deferred taxes and other	$—	$1.9
Forward exchange contracts designated as cash flow hedges	Other accrued liabilities	(1.1)	—
Interest rate swap designated as a fair value hedge	Other non-current liabilities	(0.5)	—

		$(1.6)	$1.9

Forward exchange contracts

In 2009 and 2008, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases. As of December 31, 2009, the Company has 18 individual forward exchange contracts, 12 at $1.0 million and 6 at $0.5 million, which have various expiration dates through December 2010 and June 2010, respectively. These contracts have been designated as cash flow hedges in accordance with ASC 815.

The following table summarizes the amounts and location of gains/(losses) recognized in Accumulated other comprehensive loss and reclassified into income related to forward exchange contracts (in millions):

Gain/(Loss) Recognized in
Accumulated Other		Gain/(Loss) Reclassified from Accumulated Other Comprehensive
Comprehensive Loss		Loss into Income (Effective Portion)
			Year Ended	Year Ended
December 31,	December 31,	Location of Gain/(Loss) Reclassified	December 31,	December 31,
2009	2008	into Income (Effective Portion)	2009	2008

$(0.7)	$1.3	Cost of goods sold	$0.4	$0.9

There was no hedge ineffectiveness with respect to the forward exchange cash flow hedges during 2009 and 2008.

Interest Rate Swaps

In May 2009, the Company entered into a three year interest rate swap for an aggregate notional amount of $200 million to manage its exposure to changes in the fair value of its 6.375% $200 million fixed rate debt maturing in May 2012. Under the swap, the Company receives interest based on a fixed rate of 6.375% and pays interest based on a floating one month LIBOR rate plus a spread. The interest rate swap is designated as a fair value hedge under ASC 815 and qualifies for the “short-cut” method; as such, no hedge ineffectiveness is recognized. The interest rate swap is recorded at fair value, with an offsetting amount recorded against the carrying value of the fixed-rate debt. During 2009, interest expense was reduced $1.2 million as a result of entering into the interest rate swap.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Locks

Prior to the 2002 and 2008 issuance of long-term notes, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2002 interest rate lock resulted in a $1.3 million loss while the 2008 interest rate lock resulted in a $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. The amortization associated with these interest rate locks is reflected in Interest expense in the Consolidated Statement of Income. As of December 31, 2009 and 2008, there were $0.4 million and $0.3 million, respectively, of net unamortized gains remaining.

Long-term Debt

The total carrying value of long-term debt as of December 31, 2009 was $497.2 million, net of unamortized discount and a basis adjustment related to a fair value hedge. As of December 31, 2009, the estimated fair value of the long-term debt was $539.6 million based on quoted market prices.

Note 16 —	Commitments and Contingencies

Environmental and Legal

The Company is subject to environmental laws and regulations which may require that it investigate and remediate the effects of potential contamination associated with past and present operations. The Company is also subject to various legal proceedings and claims, including those relating to patent matters, as well as workers’ compensation, product liability and environmental matters, including, for each, past production of product containing toxic substances, which have arisen in the normal course of its operations or have been acquired through business combinations. The Company is self-insured for certain of these incidents at various amounts. Estimates of future liability with respect to such matters are based on an evaluation of currently available facts. Liabilities are recorded when it is probable that costs will be incurred and can be reasonably estimated. Given the nature of matters involved, it is possible that liabilities will be incurred in excess of amounts currently recorded. However, based upon available information, including the Company’s past experience, insurance coverage and reserves, management believes that the ultimate liability with respect to these matters will not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company accounts for conditional asset retirement obligations in accordance with ASC 410 “Asset Retirement and Environmental Obligations” (“ASC 410”). ASC 410 defines “conditional asset retirement obligation” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company identified other legal obligations related to environmental clean up for which a settlement date could not be determined. These items were not material to the Company’s results of operations, financial position or cash flows as of December 31, 2009, 2008 and 2007. The Company continues to monitor and revalue its liability as necessary and, as of December 31, 2009 the liability continues to be immaterial.

Leases

Total rental expense under operating leases was $22.2 million in 2009, $22.4 million in 2008, and $20.2 million in 2007. The minimum annual rentals on non-cancelable, long-term, operating leases in effect at December 31, 2009 are expected to approximate $13.0 million in 2010, $8.8 million in 2011, $6.1 million in 2012, $4.7 million in 2013, $3.8 million in 2014 and $16.2 million thereafter. The Company accounts for its leases in accordance with ASC 840 “Leases”. The Company’s leases consist of operating leases primarily for buildings or equipment. The terms for building leases typically range from 5-25 years with 5-10 year renewal periods.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 —	Capital Stock

Activity in the Company’s common shares outstanding is set forth below for the three years ended December 31, 2009, (in thousands):

	Common Stock
	Class A	Class B

Outstanding at December 31, 2006	8,177	52,001

Exercise of stock options/stock appreciation rights	—	1,356
Shares issued under compensation arrangements	—	2
Non-vested shares issued under compensation arrangements, net of forfeitures	—	101
Acquisition/surrender of shares	(799)	(2,910)

Outstanding at December 31, 2007	7,378	50,550

Exercise of stock options	—	258
Shares issued under compensation arrangements	—	2
Non-vested shares issued under compensation arrangements, net of forfeitures	—	175
Acquisition/surrender of shares	(213)	(1,883)

Outstanding at December 31, 2008	7,165	49,102
Shares issued as part of equity offering	—	2,990
Exercise of stock options/stock appreciation rights	—	194
Shares issued under compensation arrangements	2	155
Non-vested shares issued under compensation arrangements, net of forfeitures	—	87
Acquisition/surrender of shares	—	(35)

Outstanding at December 31, 2009	7,167	52,493

During October 2009, the Company issued 2,990,000 shares of Class B common stock. The Company received net proceeds of $122.0 million, which were used for general corporate purposes including the repayment of $66 million of commercial paper borrowings that were issued to fund the Burndy acquisition.

Repurchased shares are retired when acquired and the purchase price is charged against par value and additional paid-in capital. Shares may be repurchased through the Company’s stock repurchase program, acquired by the Company from employees under the Hubbell Incorporated Stock Option Plan for Key Employees (the “Option Plan”) or surrendered to the Company by employees in settlement of their tax liability on vesting of restricted shares under the Hubbell Incorporated 2005 Incentive Award Plan, (the “ Award Plan”). Voting rights per share: Class A Common — twenty; Class B Common — one. In addition, the Company has 5.9 million authorized shares of preferred stock; no preferred shares are outstanding.

The Company has an amended and restated Rights Agreement under which holders of Class A Common Stock have Class A Rights and holders of Class B Common Stock have Class B Rights (collectively, “Rights”). These Rights become exercisable after a specified period of time only if a person or group of affiliated persons acquires beneficial ownership of 20 percent or more of the outstanding Class A Common Stock of the Company or announces or commences a tender or exchange offer that would result in the offeror acquiring beneficial ownership of 20 percent or more of the outstanding Class A Common Stock of the Company. Each Class A Right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock (“Series A Preferred Stock”), without par value, at a price of $175.00 per one one-thousandth of a share. Similarly, each Class B Right entitles the holder to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock (“Series B Preferred Stock”), without par value, at a price of $175.00 per one one-

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

thousandth of a share. The Rights may be redeemed by the Company for one cent per Right prior to the day a person or group of affiliated persons acquires 20 percent or more of the outstanding Class A Common Stock of the Company. The Rights will expire in December 31, 2018 (the “Final Expiration Date”), unless the Final Expiration Date is advanced or extended or unless the Rights are earlier redeemed or exchanged by the Company.

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

Shares of the Company’s common stock were reserved at December 31, 2009 as follows (in thousands):

	Common Stock		Preferred
	Class A	Class B	Stock

Exercise of outstanding stock options	—	2,501	—
Future grant of stock-based compensation	—	2,690	—
Exercise of stock purchase rights	—	—	60
Shares reserved under other equity compensation plans	—	140	—

Total	—	5,331	60

Note 18 —	Stock-Based Compensation

As of December 31, 2009, the Company had various stock-based awards outstanding which were issued to executives and other key employees. These awards have been accounted for under ASC 718. The Company recognizes the cost of these awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.

ASC 718 requires that share-based compensation expense be recognized over the period from the grant date to the date on which the award is no longer contingent on the employee providing additional service (the “substantive vesting period”). In periods prior to the adoption of ASC 718, share-based compensation expense was recorded for retirement-eligible employees over the awards’ stated vesting period. With the adoption of ASC 718, the Company continues to follow the stated vesting period for the unvested portions of awards granted prior to adoption of ASC 718 and follows the substantive vesting period for awards granted after the adoption of ASC 718.

The Company’s long-term incentive program for awarding stock-based compensation uses a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s Class B Common Stock pursuant to the Award Plan. Under the Company’s Award Plan, the Company may authorize up to 5.9 million shares of Class B Common Stock in settlement of restricted stock, performance shares, SARs or any post-2004

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grants of stock options. The Company issues new shares for settlement of any stock-based awards. In 2009, the Company issued stock-based awards using a combination of restricted stock, SARs and performance shares.

In 2009, 2008 and 2007, the Company recorded $10.3 million, $12.5 million, and $12.7 million of stock-based compensation costs, respectively. Of the total 2009 expense, $9.8 million was recorded to S&A expense and $0.5 million was recorded to Cost of goods sold. In 2008 and 2007, $12.1 million and $11.9 million, respectively, was recorded to S&A expense and $0.4 million and $0.8 million, respectively was recorded to Cost of goods sold. Stock-based compensation costs capitalized to inventory were $0.1 million in 2009, 2008 and 2007. The Company recorded income tax benefits of approximately $3.9 million, $4.7 million, and $4.8 million in 2009, 2008, and 2007 respectively, related to stock-based compensation. At December 31, 2009, these benefits are recorded as either a deferred tax asset in Deferred taxes and other or in Other accrued liabilities in the Consolidated Balance Sheet. As of December 31, 2009, there was $17.2 million, pretax, of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized through 2012.

Each of the compensation arrangements is discussed below.

Restricted Stock

Stock Issued to Employees

Restricted stock granted is not transferable and is subject to forfeiture in the event of the recipient’s termination of employment prior to vesting. The restricted stock generally vests in one-third increments annually for three years on each anniversary of the date of grant or completely upon a change in control or termination of employment by reason of death or disability. Recipients are entitled to receive dividends and voting rights on their non-vested restricted stock. The fair values are measured using the average between the high and low trading prices of the Company’s Class B Common Stock on the most recent trading day immediately preceding the grant date (“measurement date”).

Stock Issued to Non-employee Directors

In 2009 and 2008, each non-employee director received a grant of 750 shares of Class B Common Stock. In 2007, each non-employee director received a grant of 350 shares of Class B Common Stock. These grants were made on the date of the annual meeting of shareholders and vested or will vest at the following year’s annual meeting of shareholders, upon a change of control or termination of employment by reason of death. These shares will be subject to forfeiture if the director’s service terminates prior to the date of the next regularly scheduled annual meeting of shareholders to be held in the following calendar year. During the years 2009, 2008 and 2007, the Company issued to non-employee directors 6,000 shares, 6,750 shares and 3,150 shares, respectively.

Activity related to both employee and non-employee restricted stock for the year ended December 31, 2009 is as follows (in thousands, except per share amounts):

		Weighted
	Shares	Average Value/Share

Non-vested restricted stock at December 31, 2008	278	$38.02
Shares granted	111	$46.23
Shares vested	(116)	$41.92
Shares forfeited	(24)	$38.37

Non-vested restricted stock at December 31, 2009	249	$39.82

The weighted average fair value per share of restricted stock granted during the years 2009, 2008 and 2007 was $46.23, $29.92 and $54.52, respectively.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Appreciation Rights

SARs granted entitle the recipient to the difference between the fair market value of the Company’s Class B Common Stock on the date of exercise and the grant price as determined using the average between the high and the low trading prices of the Company’s Class B Common Stock on the measurement date. This amount is payable in shares of the Company’s Class B Common Stock. SARs vest and become exercisable in three equal installments during the first three years following their grant date and expire ten years from the grant date.

Activity related to SARs for the year ended December 31, 2009 is as follows (in thousands, except exercise amounts):

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Rights	Exercise Price	Term	Value

Outstanding at December 31, 2008	2,061	$43.57
Granted	369	46.96
Exercised	(14)	29.28
Forfeited	(30)	52.14
Cancelled	(64)	36.88

Outstanding at December 31, 2009	2,322	$44.27	8.0 years	$13,220

Exercisable at December 31, 2009	1,326	$48.14	7.1 years	$4,132

The aggregated intrinsic value of SARs exercised during 2009 was $0.2 million. There were no SARs exercised during 2008 and the aggregate intrinsic value of SARs exercised in 2007 was not material.

The fair value of the SARs was measured using the Black-Scholes option pricing model. The following table summarizes the related assumptions used to determine the fair value of the SARs granted during the periods ended December 31, 2009, 2008 and 2007. Expected volatilities are based on historical volatilities of the Company’s stock and other factors. The expected term of SARs granted is based upon historical trends of stock option and SARs behavior as well as future projections. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of award.

					Weighted Avg.
					Grant Date
	Dividend	Expected	Risk Free	Expected	Fair Value
	Yield	Volatility	Interest Rate	Term	of 1 SAR

2009	3.2%	26.5%	3.0%	7 Years	$9.83
2008	3.3%	26.7%	3.2%	7 Years	$6.27
2007	2.6%	23.5%	3.5%	6 Years	$11.40

Performance Shares

Performance shares represent the right to receive a share of the Company’s Class B Common Stock after a three year vesting period subject to the achievement of certain performance criteria established by the Company’s Compensation Committee.

In December 2009, 2008 and 2007, the Company granted performance shares in the amount of 34,592, 54,594 and 30,292, respectively. The 2009 and 2008 grants’ performance conditions are subject to the achievement of certain market-based criteria. The 2007 grant includes both performance and market-based criteria. Performance at target will result in vesting and issuance of the number of performance shares granted, equal to 100% payout. Performance below or above target can result in issuance in the range of 0%-200% of the number of shares granted.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the Company granted 34,783 performance shares, with both performance and market-based criteria. The performance period related to the February 2007 grant was from January 1, 2007 through December 31, 2009. There were 31,018 of these shares, net of forfeitures, outstanding as of December 31, 2009. In February 2010, the Company paid out 41,123 shares related to this grant. This payout is based upon achieving 82% and 183% of the performance and market-based criteria, respectively.

The fair value of the December 2007 performance shares was calculated separately for the performance criteria and the market-based criteria. The fair value of the performance criteria of $50.94 per share for the December 2007 grant, was measured using the average between the high and low trading prices of the Company’s Class B Common Stock on the measurement date, discounted for the non-payment of dividends during the requisite period. The fair value of the market-based criteria for the December 2007, 2008 and 2009 awards was determined based upon a lattice model. The following table summarizes the related assumptions used to determine the fair values of the performance shares with respect to the market-based criteria. Expected volatilities are based on historical volatilities of the Company’s stock over a three year period. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term of award.

	Stock Price on					Weighted Avg.
	Measurement	Dividend	Expected	Risk Free	Expected	Grant Date
	Date	Yield	Volatility	Interest Rate	Term	Fair Value

December 2009	$46.96	3.0%	38.6%	1.4%	3 Years	$61.81
December 2008	$29.28	4.8%	25.9%	1.3%	3 Years	$35.26
December 2007	$54.56	2.4%	21.1%	2.9%	3 Years	$63.69

Total stock-based compensation expense recorded related to performance share awards was $1.7 million, $0.1 million and $0.9 million in 2009, 2008, and 2007, respectively. There has been no stock based compensation recorded related to the December 2009 performance award as the service inception date for this particular award begins on January 1, 2010.

Stock Option Awards

Prior to 2005, the Company granted options to officers and other key employees to purchase the Company’s Class B Common Stock. All options granted had an exercise price equal to the average between the high and low trading prices of the Company’s Class B Common Stock on the measurement date. These option awards expire ten years after grant date. Exercises of existing stock option grants are expected to be settled in the Company’s Class B Common Stock as authorized in the Option Plan.

Stock option activity for the year ended December 31, 2009 is set forth below (in thousands, except per share amounts):

			Weighted
			Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value

Outstanding at December 31, 2008	2,777	$39.82
Exercised	(191)	29.82
Canceled	(85)	43.89

Outstanding at December 31, 2009	2,501	$40.44	3.6 years	$8,470

Exercisable at December 31, 2009	2,501	$40.44	3.6 years	$8,470

The aggregate intrinsic value of stock option exercises during 2009, 2008 and 2007 was $2.5 million, $2.2 million and $19.9 million, respectively. Cash received from option exercises was $5.7 million, $8.1 million and $48.0 million for 2009, 2008 and 2007, respectively.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded realized tax benefits from equity-based awards of $1.3 million, $0.8 million and $6.9 million for the periods ended December 31, 2009, 2008 and 2007, respectively, which have been included in Cash Flows From Financing Activities in the Consolidated Statement of Cash Flows as prescribed by ASC 718.

Note 19 —	Earnings Per Share

Effective January 1, 2009, the Company adopted the provisions of ASC 260-10-45-61A which requires that unvested share-based payment awards that contain nonforfeitable rights to dividends be considered participating securities. Participating securities are required to be included in the earnings per share calculation pursuant to the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Unvested restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends. The retrospective application of this standard has decreased both basic and diluted earnings per share by $0.01 for each of the years ended December 31, 2008 and 2007.

The following table sets forth the computation of earnings per share under the two-class method for the three years ended December 31, (in millions, except per share amounts):

	2009	2008	2007

Earnings per basic share:
Net income attributable to Hubbell	$180.1	$222.7	$208.3
Less: Distributed and undistributed earnings allocated to participating securities	0.8	0.8	0.6

Net income available to common shareholders	179.3	221.9	207.7
Average number of common shares outstanding	56.8	56.2	59.0

	$3.16	$3.96	$3.53

Earnings per diluted share:
Net income attributable to Hubbell	$180.1	$222.7	$208.3
Less: Distributed and undistributed earnings allocated to participating securities	0.8	0.8	0.6

Net income available to common shareholders	179.3	221.9	207.7
Average number of common shares outstanding	56.8	56.2	59.0
Potential dilutive shares	0.2	0.3	0.5

Average number of diluted shares outstanding	57.0	56.5	59.5

	$3.15	$3.93	$3.49

Anti-dilutive securities excluded from the calculation of earnings per diluted share:
Stock options performance shares and restricted stock	1.5	1.6	0.4
Stock appreciation rights	2.3	1.3	1.3

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 —	Accumulated Other Comprehensive Income (Loss)

The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):

					Accumulated
	Pension/	Cumulative	Unrealized Gain	Cash Flow	Other
	OPEB	Translation	(Loss) on	Hedging	Comprehensive
	Adjustment	Adjustment	Investments	Gain (Loss)	Income (Loss)

Balance at December 31, 2006	$(38.8)	$7.0	$—	$(0.6)	$(32.4)
2007 activity	44.9	14.1	0.2	(0.8)	58.4

Balance at December 31, 2007	6.1	21.1	0.2	(1.4)	26.0
2008 activity	(92.1)	(53.7)	—	3.0	(142.8)

Balance at December 31, 2008	(86.0)	(32.6)	0.2	1.6	(116.8)
2009 activity	14.3	35.3	0.3	(1.9)	48.0

Balance at December 31, 2009	$(71.7)	$2.7	$0.5	$(0.3)	$(68.8)

Note 21 —	Industry Segments and Geographic Area Information

Nature of Operations

Hubbell Incorporated was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Hubbell designs, manufactures and sells quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, the People’s Republic of China, Mexico, Italy, the UK, Brazil and Australia. Hubbell also participates in joint ventures in Taiwan and the People’s Republic of China, and maintains sales offices in Singapore, the People’s Republic of China, Mexico, South Korea and the Middle East.

The Electrical segment is comprised of businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products and lighting fixtures and controls, and other electrical equipment. The products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians, and telecommunications companies. In addition, certain businesses design and manufacture a variety of high voltage test and measurement equipment, industrial controls and communication systems used in the non-residential and industrial markets. Many of these products may also be found in the oil and gas (onshore and offshore) and mining industries. Certain lighting fixtures, wiring devices and electrical products also have residential and utility applications. These products are primarily sold through electrical and industrial distributors, home centers, some retail and hardware outlets, and lighting showrooms. Special application products are sold primarily through wholesale distributors to contractors, industrial customers and OEMs. High voltage products are also sold direct to customers through its sales engineers.

The Power segment consists of operations that design and manufacture various transmission, distribution, substation and telecommunications products primarily used by the utility industry. In addition, certain of these products are used in the civil construction and transportation industries. Products are sold to distributors and directly to users such as electric utilities, telecommunication companies, mining operations, industrial firms, construction and engineering firms.

Financial Information

Financial information by industry segment and geographic area for the three years ended December 31, 2009, is summarized below (in millions). When reading the data the following items should be noted:

•	Net sales comprise sales to unaffiliated customers — inter-segment and inter-area sales are not significant.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Segment operating income consists of net sales less operating expenses, including total corporate expenses, which are generally allocated to each segment on the basis of the segment’s percentage of consolidated net sales. Interest expense and investment income and other expense, net have not been allocated to segments.

•	General corporate assets not allocated to segments are principally cash, prepaid pensions, investments and deferred taxes.

Industry Segment Data

	2009	2008	2007

Net Sales:
Electrical	$1,650.1	$1,958.2	$1,897.3
Power	705.5	746.2	636.6

Total	$2,355.6	$2,704.4	$2,533.9

Operating Income:
Electrical	$163.7	$227.3	$202.1
Power	131.0	118.7	97.3

Operating income	294.7	346.0	299.4
Interest expense	(30.9)	(27.4)	(17.6)
Investment and other (expense) income, net	(2.2)	(0.2)	2.4

Income before income taxes	$261.6	$318.4	$284.2

Assets:
Electrical	$1,607.9	$1,252.0	$1,106.7
Power	587.7	636.7	510.0
General Corporate	268.9	226.8	246.7

Total	$2,464.5	$2,115.5	$1,863.4

Capital Expenditures:
Electrical	$13.9	$31.7	$38.5
Power	10.5	12.1	13.6
General Corporate	5.0	5.6	3.8

Total	$29.4	$49.4	$55.9

Depreciation and Amortization:
Electrical	$48.1	$42.7	$41.8
Power	22.5	20.4	18.4

Total	$70.6	$63.1	$60.2

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Area Data

	2009	2008	2007

Net Sales:
United States	$1,981.0	$2,283.5	$2,175.9
International	374.6	420.9	358.0

Total	$2,355.6	$2,704.4	$2,533.9

Operating Income:
United States	$227.6	$269.9	$250.3
International	67.1	76.1	49.1

Total	$294.7	$346.0	$299.4

Property, Plant, and Equipment, net:
United States	$298.0	$291.1	$277.6
International	70.8	58.0	49.5

Total	$368.8	$349.1	$327.1

On a geographic basis, the Company defines “international” as operations based outside of the United States and its possessions. As a percentage of total net sales, international shipments from foreign operations directly to third parties were 16% in both 2009 and 2008 and 14% in 2007, with the UK, Canada and Switzerland operations representing approximately 36%, 24% and 13%, respectively, of 2009 total international net sales. Long-lived assets of international subsidiaries were 19%, 17% and 15% of the consolidated total in 2009, 2008 and 2007, respectively, with the Mexico, Canada and UK operations representing approximately 52%, 13% and 9%, respectively, of the 2009 total. Export sales from United States operations were $183.3 million in 2009, $184.9 million in 2008 and $145.8 million in 2007.

Note 22 —	Guarantees

The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.

The Company records a liability equal to the fair value of guarantees in the Consolidated Balance Sheet in accordance with ASC 460 “Guarantees”. As of December 31, 2009, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the accrual for product warranties in 2009 are set forth below (in millions):

Balance at December 31, 2008	$6.6
Provision	10.1
Purchase accounting adjustments	5.6
Expenditures/other	(13.3)

Balance at December 31, 2009	$9.0

Note 23 —	Quarterly Financial Data (Unaudited)

The table below sets forth summarized quarterly financial data for the years ended December 31, 2009 and 2008 (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009
Net Sales	$585.6	$584.2	$593.9	$591.9
Gross Profit	$167.0	$174.2	$192.9	$191.8
Net Income attributable to Hubbell	$33.8	$39.4	$57.3	$49.6	(1)
Earnings Per Share — Basic	$0.60	$0.70	$1.01	$0.85
Earnings Per Share — Diluted	$0.60	$0.70	$1.01	$0.84

2008
Net Sales	$627.9	$689.6	$734.8	$652.1
Gross Profit	$187.4	$209.9	$220.2	$185.9
Net Income attributable to Hubbell	$48.4	$61.5	$66.5	$46.3
Earnings Per Share — Basic(2)	$0.85	$1.10	$1.18	$0.83
Earnings Per Share — Diluted(2)	$0.85	$1.09	$1.18	$0.82

(1)	The fourth quarter of 2009 includes a $4.9 million out of period adjustment which decreased Provision for income taxes. See Note 13 — Income Taxes.

(2)	Adjusted to reflect the retrospective application of ASC 260-10-45-61A

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-K. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level. Management’s annual report on internal control over financial reporting and the independent registered public accounting firm’s audit report on the effectiveness of our internal control over financial reporting as of December 31, 2009 are included in Item 8 of this Annual Report on Form 10-K.

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

(1) Certain of the information required by this item regarding executive officers is included in Part I, Item 4 of this Form 10-K and the remaining required information is incorporated by reference to the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 3, 2010.

Item 11.	Executive Compensation(2)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to the Company’s common stock that may be issued under the Company’s equity compensation plans (in thousands, except per share amounts):

					C
	A		B		Number of Securities Remaining
	Number of Securities to be		Weighted Average		Available for Future Issuance
	Issued upon Exercise of		Exercise Price of		Under Equity Compensation
	Outstanding Options,		Outstanding Options,		Plans (Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights		Reflected in Column A)

Equity Compensation Plans Approved by Shareholders(a)	5,046	(c)(d)	$42.28	(e)	2,690	(c)
Equity Compensation Plans Not Requiring Shareholder Approval(b)	—		—		140	(c)

Total	5,046		$42.28		2,830

(a)	The Company’s (1) Option Plan and (2) Award Plan.

(b)	The Company’s Deferred Compensation Plan for Directors.

(c)	Class B Common Stock

(d)	Includes 223 performance share awards assuming a maximum payout target. The Company does not anticipate that the maximum payout target will be achieved for these awards.

(e)	Weighted average exercise price excludes performance share awards included in column A.

The remaining information required by this item is incorporated by reference to the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 3, 2010.

Item 13.	Certain Relationships and Related Transactions(2)

Item 14.	Principal Accountant Fees and Services(2)

(2)	The information required by this item is incorporated by reference to the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 3, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

1.	Financial Statements and Schedule

Financial statements and schedule listed in the Index to Financial Statements and Schedule are filed as part of this Annual Report on Form 10-K.

2.	Exhibits

Number	Description

3a	Restated Certificate of Incorporation, as amended and restated as of September 23, 2003. Exhibit 3a of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2003, and filed on November 10, 2003, is incorporated by reference.
3b	By-Laws, Hubbell Incorporated, as amended on December 2, 2008. Exhibit 3.1 of the registrant’s report on Form 8-K dated and filed December 4, 2008, is incorporated by reference.
4b	Senior Indenture, dated as of September 15, 1995, between Hubbell Incorporated and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank and Chemical Bank), as trustee. Exhibit 4a of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
4c	Specimen Certificate of 6.375% Notes due 2012. Exhibit 4b of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
4d	Specimen Certificate of registered 6.375% Notes due 2012. Exhibit 4c of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
4e	Registration Rights Agreement, dated as of May 15, 2002, among Hubbell Incorporated and J.P. Morgan Securities, Inc., BNY Capital Markets, Inc., Deutsche Bank Securities Inc., First Union Securities, Inc., Morgan Stanley & Co. Incorporated and Salomon Smith Barney Inc. as the Initial Purchasers. Exhibit 4d of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
4f	First Supplemental Indenture, dated as of June 2, 2008, between Hubbell Incorporated and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., The Chase Manhattan Bank and Chemical Bank), as trustee, including the form of 5.95% Senior Notes due 2018. Exhibit 4.2 of the registrant’s report on Form 8-K filed on June 2, 2008, is incorporated by reference.
4g	Amended and Restated Rights Agreement, dated as of December 17, 2008, between Hubbell Incorporated and Mellon Investor Services LLC (successor to ChaseMellon Shareholder Services, L.L.C.), as Rights Agent. Exhibit 4.1 of the registrant’s report on Form 8-K filed on December 17, 2008, is incorporated by reference.
10a†	Hubbell Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005. Exhibit 10a of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed October 26, 2007, is incorporated by reference.
10b(1)†	Hubbell Incorporated Stock Option Plan for Key Employees, as amended and restated effective May 5, 2003.(i) Exhibit 10b(1) of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2003, filed August 12, 2003, is incorporated by reference; (ii) Amendment, dated June 9, 2004, filed as Exhibit 10ee of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2004, filed August 5, 2004, is incorporated by reference.
10b(2)†	Amendment, dated September 21, 2006, to the Hubbell Incorporated Stock Option Plan for Key Employees. Exhibit 10.1 of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2006, filed on November 7, 2006 is incorporated by reference.
10f	Hubbell Incorporated Deferred Compensation Plan for Directors, as amended and restated effective January 1, 2005, as amended December 4, 2007. Exhibit 10f of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10f(1)	Amendment, dated December 10, 2008, to the Hubbell Incorporated Deferred Compensation Plan for Directors. Exhibit 10f(1) of the registrant’s report on Form 10-K for the year 2008, filed on February 20, 2009, is incorporated by reference.

Number	Description

10h†	Hubbell Incorporated Key Man Supplemental Medical Insurance, as amended and restated effective January 1, 2005. Exhibit 10h of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed October 26, 2007, is incorporated by reference.
10i	Hubbell Incorporated Retirement Plan for Directors, as amended and restated effective January 1, 2005. Exhibit 10i of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed October 26, 2007, is incorporated by reference.
10o†	Hubbell Incorporated Policy for Providing Severance Payments to Key Managers, as amended and restated effective September 12, 2007. Exhibit 10o of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed on October 26, 2007, is incorporated by reference.
10p†	Hubbell Incorporated Senior Executive Incentive Compensation Plan, effective January 1, 1996. Exhibit C of the registrant’s proxy statement, dated March 22, 1996 and filed on March 27, 1996, is incorporated by reference.
10.1†	Amended and Restated Continuity Agreement, dated as of November 1, 2007, between Hubbell Incorporated and Timothy H. Powers. Exhibit 10.1 of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10u†	Amended and Restated Continuity Agreement, dated as of November 1, 2007, between Hubbell Incorporated and Richard W. Davies. Exhibit 10.u of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10v†	Amended and Restated Continuity Agreement, dated as of November 1, 2007, between Hubbell Incorporated and James H. Biggart. Exhibit 10.v of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10w†	Hubbell Incorporated Top Hat Restoration Plan, as amended and restated effective January 1, 2005. Exhibit 10w of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007 filed October 26, 2007, is incorporated by reference.
10z†	Hubbell Incorporated Incentive Compensation Plan, adopted effective January 1, 2002. Exhibit 10z of the registrant’s report on Form 10-K for the year 2001, filed on March 19, 2002, is incorporated by reference.
10aa†	Amended and Restated Continuity Agreement, dated as of November 1, 2007, between Hubbell Incorporated and W. Robert Murphy. Exhibit 10.aa of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10cc†	Amended and Restated Continuity Agreement, dated as of November 1, 2007, between Hubbell Incorporated and Gary N. Amato. Exhibit 10.cc of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10.9†	Grantor Trust for Senior Management Plans Trust Agreement, dated as of March 14, 2005, between Hubbell Incorporated and The Bank of New York, as Trustee. Exhibit 10.9 of the registrant’s report on Form 8-K dated and filed March 15, 2005, is incorporated by reference.
10.9.1†	First Amendment, dated as of January 1, 2005, to the Hubbell Incorporated Grantor Trust for Senior Management Plans Trust Agreement. Exhibit 10.9.1 of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10.9.2†	Second Amendment, dated June 3, 2009, to the Grantor Trust for Senior Management Plans Trust Agreement. Exhibit 10.9.2 of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2009 filed on July 24, 2009, is incorporated by reference.
10.10†	Grantor Trust for Non-Employee Director Plans Trust Agreement, dated as of March 14, 2005, between Hubbell Incorporated and The Bank of New York. Exhibit 10.10 of the registrant’s report on Form 8-K dated and filed March 15, 2005, is incorporated by reference.
10.10.1†	First Amendment, dated as of January 1, 2005, to the Hubbell Incorporated Grantor Trust for Non-Employee Director Plans Trust Agreement. Exhibit 10.10.1 of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10.ee†	Hubbell Incorporated 2005 Incentive Award Plan. Exhibit B of the registrant’s proxy statement, dated as of March 16, 2005, is incorporated by reference.

Number	Description

10.ee(1)†	Amendment, dated September 21, 2006, to the Hubbell Incorporated 2005 Incentive Award Plan. Exhibit 10.2 of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2006, filed on November 7, 2006 is incorporated by reference.
10.ff†	Letter Agreement, dated September 2005, between Hubbell Incorporated and David G. Nord. Exhibit 99.1 of the registrant’s report on Form 8-K dated and filed September 6, 2005, is incorporated by reference.
10.gg†	Amended and Restated Continuity Agreement, dated as of November 1, 2007, between Hubbell Incorporated and David G. Nord. Exhibit 10.gg of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10.ii	Credit Agreement, dated as of October 31, 2007 Among Hubbell Incorporated, Hubbell Cayman Limited, Hubbell Investments Limited, The Lenders Party hereto, Bank of America, N.A., Citibank, N.A., U.S. Bank National Association, and Wachovia Bank National Association as Syndication Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc. as Sole Lead Arranger and Bookrunner (the “Credit Agreement”). Exhibit 10.ii of the registrant’s report on Form 8-K dated and filed November 5, 2007 is incorporated by reference.
10.ii(1)	Amendment No. 1, dated as of October 31, 2007, to the Credit Agreement described in Exhibit No. 10.ii above. Exhibit 10.1 of the registrant’s report on Form 10-Q for the first quarter (ended March 31), 2008, dated and filed April 25, 2008, is incorporated by reference.
10.jj†	Hubbell Incorporated Executive Deferred Compensation Plan, effective January 1, 2008. Exhibit 10.jj of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed on October 26, 2007, is incorporated by reference.
10.kk†	Hubbell Incorporated Supplemental Management Retirement Plan, effective September 12, 2007. Exhibit 10.ll of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed on October 26, 2007, is incorporated by reference.
10.mm†	Trust Agreement, dated as of January 1, 2008, by and between Hubbell Incorporated and T. Rowe Price Trust Company, as Trustee. Exhibit 10.mm of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10.nn†	Amendment, dated February 15, 2008, to Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan. Exhibit 10.nn of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10.oo†	Amendment, dated February 15, 2008, to Amended and Restated Continuity Agreement for James H. Biggart. Exhibit 10.oo of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10.pp†	Amendment, dated February 15, 2008, to Amended and Restated Continuity Agreement for Timothy H. Powers. Exhibit 10.pp of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10.qq†	Amendment dated February 15, 2008, to Amended and Restated Continuity Agreement for Richard W. Davies. Exhibit 10.qq of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10.rr†	Continuity Agreement, dated as of July 1, 2008, between Hubbell Incorporated and Darrin S. Wegman. Exhibit 10.rr of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2008, filed July 28, 2008, is incorporated by reference.
10.ss†	Amendment, dated as of July 24, 2008, to Amended and Restated Continuity Agreement for Gary N. Amato. Exhibit 10.ss of the registrant’s report of Form 10-Q for the second quarter (ended June 30), 2008, filed July 28, 2008, is incorporated by reference.
21*	Listing of subsidiaries.
23*	Consent of PricewaterhouseCoopers LLP.

Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	This exhibit constitutes a management contract, compensatory plan, or arrangement

*	Filed hereunder

SIGNATURES

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

Date: February 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Title	Date

By	/s/ T. H. Powers T. H. Powers	Chairman of the Board, President and Chief Executive Officer and Director	2/19/10

By	/s/ D. G. Nord D. G. Nord	Senior Vice President and Chief Financial Officer	2/19/10

By	/s/ D. S. Wegman D. S. Wegman	Vice President, Controller	2/19/10

By	/s/ E. R. Brooks E. R. Brooks	Director	2/19/10

By	/s/ G. W. Edwards, Jr G. W. Edwards, Jr	Director	2/19/10

By	/s/ L. J. Good L. J. Good	Director	2/19/10

By	/s/ A. J. Guzzi A. J. Guzzi	Director	2/19/10

By	/s/ J. S. Hoffman J. S. Hoffman	Director	2/19/10

By	/s/ A. McNally IV A. McNally IV	Director	2/19/10

By	/s/ G. J. Ratcliffe G. J. Ratcliffe	Director	2/19/10

By	/s/ C. A. Rodriguez C. A. Rodriguez	Director	2/19/10

By	/s/ R. J. Swift R. J. Swift	Director	2/19/10

By	/s/ D. S. Van Riper D. S. Van Riper	Director	2/19/10

Schedule II

HUBBELL INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

Reserves deducted in the balance sheet from the assets to which they apply (in millions):

		Additions/
		(Reversals)
	Balance at	Charged to	Acquisitions/		Balance
	Beginning	Costs and	Dispositions		at End
	of Year	Expenses	of Businesses	Deductions	of Year

Allowances for doubtful accounts receivable:
Year 2007	$3.2	$1.5	$—	$(1.0)	$3.7
Year 2008	$3.7	$2.2	$0.4	$(2.3)	$4.0
Year 2009	$4.0	$2.1	$—	$(1.0)	$5.1
Allowance for credit memos and returns:
Year 2007	$18.8	$123.2	$—	$(123.1)	$18.9
Year 2008	$18.9	$106.3	$0.2	$(108.6)	$16.8
Year 2009	$16.8	$85.4	$—	$(83.6)	$18.6
Allowances for excess/obsolete inventory:
Year 2007	$20.9	$9.5	$0.5	$(3.3)	$27.6
Year 2008	$27.6	$9.1	$1.2	$(4.8)	$33.1
Year 2009	$33.1	$12.0	$—	$(8.2)	$36.9
Valuation allowance on deferred tax assets:
Year 2007	$—	$—	$—	$—	$—
Year 2008	$—	$2.5	$—	$—	$2.5
Year 2009	$2.5	$—	$—	$(0.3)	$2.2