Form 10-Q
period 2010-03-31
HUBBELL INC
filed 2010-04-23
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of April 19, 2010 were 7,167,506 and 52,842,015, respectively.

HUBBELL INCORPORATED

ITEM 1. FINANCIAL STATEMENTS
HUBBELL INCORPORATED
Condensed Consolidated Statement of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31
	2010	2009
Net Sales	$570.5	$585.6
Cost of goods sold	394.8	418.6

Gross Profit	175.7	167.0
Selling & administrative expenses	110.0	109.7

Operating income	65.7	57.3

Interest expense, net	(7.6)	(7.7)
Other (expense) income, net	(0.5)	0.2

Total other expense, net	(8.1)	(7.5)
Income before income taxes	57.6	49.8
Provision for income taxes	18.6	15.7

Net income	39.0	34.1
Less: Net income attributable to noncontrolling interest	0.4	0.3

Net income attributable to Hubbell	$38.6	$33.8

Earnings per share
Basic	$0.64	$0.60
Diluted	$0.64	$0.60

Cash dividends per common share	$0.36	$0.35
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Balance Sheet
(unaudited)
(in millions)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$264.7	$258.5
Accounts receivable, net	348.4	310.1
Inventories, net	270.4	263.5
Deferred taxes and other	88.4	85.8

Total current assets	971.9	917.9
Property, Plant, and Equipment, net	366.0	368.8
Other Assets
Investments	29.2	28.1
Goodwill	741.2	743.7
Intangible assets and other	401.1	406.0

Total Assets	$2,509.4	$2,464.5

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$3.4	$—
Accounts payable	149.9	130.8
Accrued salaries, wages and employee benefits	45.3	62.8
Accrued insurance	59.7	49.3
Dividends payable	21.6	20.9
Other accrued liabilities	152.3	154.7

Total current liabilities	432.2	418.5
Long-Term Debt	499.8	497.2
Other Non-Current Liabilities	247.6	246.8

Total Liabilities	1,179.6	1,162.5
Hubbell Shareholders’ Equity	1,325.9	1,298.2
Noncontrolling interest	3.9	3.8

Total Equity	1,329.8	1,302.0

Total Liabilities and Equity	$2,509.4	$2,464.5

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Statement of Cash Flows
(unaudited)
(in millions)

	Three Months Ended
	March 31
	2010	2009
Cash Flows from Operating Activities
Net income	$39.0	$34.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.3	17.1
Deferred income taxes	2.7	3.3
Stock-based compensation	2.2	2.0
Tax benefit on stock-based awards	(2.1)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(35.6)	26.2
(Increase) decrease in inventories	(8.0)	12.1
Increase (decrease) in current liabilities	10.6	(47.6)
Changes in other assets and liabilities, net	(4.4)	(3.8)
Contribution to defined benefit pension plans	(0.9)	(0.8)
Other, net	2.1	4.0

Net cash provided by operating activities	23.9	46.6

Cash Flows from Investing Activities
Capital expenditures	(11.1)	(8.0)
Acquisition of businesses, net of cash acquired	—	(0.3)
Purchases of available-for-sale investments	(3.3)	(4.0)
Proceeds from available-for-sale investments	2.8	1.8
Other, net	1.1	0.3

Net cash used in investing activities	(10.5)	(10.2)

Cash Flows from Financing Activities
Short-term debt borrowings	3.4	—
Payment of dividends	(20.9)	(19.7)
Payment of dividends to noncontrolling interest	(0.4)	—
Proceeds from exercise of stock options	9.6	—
Tax benefit on stock-based awards	2.1	—

Net cash used in financing activities	(6.2)	(19.7)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.0)	(2.9)

Increase in cash and cash equivalents	6.2	13.8
Cash and cash equivalents
Beginning of period	258.5	178.2

End of period	$264.7	$192.0

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
     The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2009.
     Recent Accounting Pronouncements
     In 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”) which established the Codification as the authoritative source of nongovernmental accounting principles to be applied to financial statements prepared in accordance with GAAP.
     In January 2010, the FASB issued new guidance that both expanded and clarified the disclosure requirements related to fair value measurements. Entities are required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy and describe the reasons for the transfers. Additionally, entities are required to disclose and roll forward Level 3 activity on a gross basis rather than as one net number. The new guidance also clarified that entities are required to provide fair value measurement disclosures for each class of assets and liabilities. In addition, entities are required to provide disclosures about the valuation techniques and inputs used to measure fair value of assets and liabilities that fall within Level 2 or Level 3 of the fair value valuation hierarchy. The new disclosures were adopted by the Company on January 1, 2010, except for the Level 3 roll forward disclosures. The Level 3 roll forward disclosures are effective for fiscal years beginning after December 15, 2010 and, as a result, will be adopted by the Company on January 1, 2011. See Note 11 — Fair Value Measurement.
     Effective January 2010, an amendment to the Consolidation Topic of the Codification replaced the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”). The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE. The Company has a 50% interest in a joint venture in Hong Kong, established as Hubbell Asia Limited (“HAL”). The principal objective of HAL is to manage the operations of its wholly-owned manufacturing company in the People’s Republic of China. Under the new accounting guidance, the Company continues to be the primary beneficiary of HAL. This determination is based on the fact that HAL’s sole business purpose is to manufacture product exclusively for the Company (the power criterion) and the Company is financially responsible for ensuring HAL maintains a fixed operating margin (the losses/benefit criterion). The consolidation of HAL is not material to the Company’s consolidated financial results.

2. Segment Information
     The Company’s reporting segments consist of the Electrical segment and the Power segment. The following table sets forth financial information by business segment (in millions):

					Operating Income
	Net Sales		Operating Income		as a % of Net Sales
	2010	2009	2010	2009	2010	2009
Three Months Ended March 31,
Electrical	$409.3	$402.5	$40.1	$27.7	9.8%	6.9%
Power	161.2	183.1	25.6	29.6	15.9%	16.2%

Total	$570.5	$585.6	$65.7	$57.3	11.5%	9.8%

3. Business Acquisitions
     The Company accounts for acquisitions in accordance with the Business Combinations Topic of the Codification. On October 2, 2009, the Company completed the purchase of Burndy Americas Inc. (“Burndy”) for $355.2 million in cash (net of cash acquired of $33.6 million). Burndy is a leading North American manufacturer of connectors, cable accessories and tooling. Burndy serves commercial and industrial markets and utility customers primarily in the United States (with roughly 25% of its sales in Canada, Mexico and Brazil). This acquisition was completed to complement Hubbell’s existing product offerings. The Burndy acquisition was added to the electrical systems business within the Electrical segment.
     During the first quarter of 2010, the Company finalized the working capital adjustments with the seller. The finalization did not have any impact to the previously reported purchase price allocation.
4. Inventories, net
     Inventories, net are comprised of the following (in millions):

	March 31, 2010	December 31, 2009
Raw material	$88.7	$88.0
Work-in-process	58.3	62.0
Finished goods	195.1	185.2

	342.1	335.2
Excess of FIFO over LIFO cost basis	(71.7)	(71.7)

Total	$270.4	$263.5

5. Goodwill and Other Intangible Assets
     Changes in the carrying amounts of goodwill for the three months ended March 31, 2010, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
Balance December 31, 2009	$465.2	$278.5	$743.7
Translation adjustments	(1.9)	(0.6)	(2.5)

Balance March 31, 2010	$463.3	$277.9	$741.2

     The carrying value of other intangible assets included in Intangible assets and other in the Condensed Consolidated Balance Sheet is as follows (in millions):

	March 31, 2010		December 31, 2009
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization
Definite-lived:
Patents, tradenames and trademarks	$83.0	$(12.1)	$83.0	$(11.0)
Customer/Agent relationships and other	181.5	(24.8)	181.3	(22.0)

Total	264.5	(36.9)	264.3	(33.0)
Indefinite-lived:
Tradenames and other	56.3	—	56.2	—

Total	$320.8	$(36.9)	$320.5	$(33.0)

     Amortization expense associated with these definite-lived intangible assets in the three months ended March 31, 2010 was $4.1 million. Amortization expense associated with these intangible assets for the full year is expected to be $15.5 million in 2010, $14.9 million in 2011, $14.3 million in 2012, $14.0 million in 2013, $13.5 million in 2014 and $13.0 million in 2015.
6. Total Equity
     Total equity is comprised of the following (in millions, except per share amounts):

	March 31,	December 31,
	2010	2009
Common stock, $.01 par value:
Class A — authorized 50.0 shares; issued and outstanding 7.2 and 7.2 shares	$0.1	$0.1
Class B — authorized 150.0 shares; issued and outstanding 52.8 and 52.5 shares	0.5	0.5
Additional paid-in-capital	171.6	158.4
Retained earnings	1,224.9	1,208.0
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(70.7)	(71.7)
Cumulative translation adjustment	(0.6)	2.7
Unrealized gain on investment, net of tax	0.4	0.5
Cash flow hedge loss, net of tax	(0.3)	(0.3)

Total Accumulated other comprehensive loss	(71.2)	(68.8)

Hubbell Shareholders’ equity	1,325.9	1,298.2
Noncontrolling interest	3.9	3.8

Total equity	$1,329.8	$1,302.0

7. Comprehensive Income
     Total comprehensive income and its components are as follows (in millions):

	Three Months Ended
	March 31
	2010	2009
Net income	$39.0	$34.1
Foreign currency translation adjustments	(3.3)	(4.7)
Amortization of net prior service costs and net actuarial losses, net of tax	1.0	1.2
Change in unrealized losses (gains) on investments, net of tax	(0.1)	0.2
Change in unrealized (gains) losses on cash flow hedges, net of tax	—	(0.5)

Total Comprehensive income	36.6	30.3
Less: Comprehensive income attributable to noncontrolling interest	0.4	0.3

Comprehensive income attributable to Hubbell	$36.2	$30.0

8. Earnings Per Share
     The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.
     The following table sets forth the computation of earnings per share for the three months ended March 31, 2010 and 2009 (in millions, except per share amounts):

	Three Months Ended
	March 31
	2010	2009
Numerator:
Net income attributable to Hubbell	$38.6	$33.8
Less: Earnings allocated to participating securities	0.2	0.1

Net income available to common shareholders	38.4	33.7

Denominator:
Average number of common shares outstanding	59.7	56.2
Potential dilutive shares	0.3	0.1

Average number of diluted shares outstanding	60.0	56.3

Earnings per Share:
Basic	$0.64	$0.60
Diluted	$0.64	$0.60

Anti-dilutive securities excluded from the calculation of earnings per diluted share:
Stock options and performance shares	0.8	2.3
Stock appreciation rights	1.8	2.0

9. Pension and Other Benefits
     The following table sets forth the components of pension and other benefits cost for the three months ended March 31, (in millions):

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Components of net periodic benefit cost for the three months ended March 31
Service cost	$3.0	$3.1	$0.1	$—
Interest cost	9.3	9.1	0.5	0.4
Expected return on plan assets	(10.4)	(9.3)	—	—
Amortization of prior service cost	0.1	0.1	(0.1)	—
Amortization of actuarial losses	1.3	1.7	—	—

Net periodic benefit cost	$3.3	$4.7	$0.5	$0.4

Employer Contributions
     The Company anticipates contributing approximately $5.0 million to its foreign plans during 2010, of which $0.9 million has been contributed through March 31, 2010. Although not required under the Pension Protection Act of 2006, the Company may make a voluntary contribution to its qualified domestic benefit pension plans in 2010.
10. Guarantees
     The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.
     The Company records a liability equal to the fair value of guarantees in accordance with the Guarantees Topic of the Codification. As of March 31, 2010, the fair value and maximum potential payment related to the Company’s guarantees were not material.
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

     Changes in the accrual for product warranties during the three months ended March 31, 2010 are set forth below (in millions):

Balance at December 31, 2009	$9.0
Provision	1.9
Expenditures/other	(2.5)

Balance at March 31, 2010	$8.4

11. Fair Value Measurement
     Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The FASB fair value measurement guidance established a fair value hierarchy that prioritizes the inputs used to measure fair value. The three broad levels of the fair value hierarchy are as follows:
Level 1 —	Quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2 —	Quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly

Level 3 —	Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions
     The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at March 31, 2010 and December 31, 2009 (in millions):

	Quoted Prices	Quoted Prices
	in Active Markets	in Active Markets
	for Identical	for Similar Assets
Asset (Liability)	Assets (Level 1)	(Level 2)	Total
March 31, 2010
Long term investments	$26.8	$—	$26.8
Deferred compensation plan assets	2.4	—	2.4
Deferred compensation plan liabilities	(2.4)	—	(2.4)
Derivatives:
Forward exchange contracts	—	(1.0)	(1.0)
Interest rate swap	—	1.9	1.9

	$26.8	$0.9	$27.7

December 31, 2009
Long term investments	$26.5	$—	$26.5
Deferred compensation plan assets	1.6	—	1.6
Deferred compensation plan liabilities	(1.6)	—	(1.6)
Derivatives:
Forward exchange contracts	—	(1.1)	(1.1)
Interest rate swap	—	(0.5)	(0.5)

	$26.5	$(1.6)	$24.9

     The methods and assumptions used to estimate the Level 2 fair values were as follows:
     Forward exchange contracts – The fair values of forward exchange contracts were based on quoted forward foreign exchange prices at the reporting date.

     Interest rate swap – The fair value of interest rate swap agreements were estimated based on the LIBOR yield curves at the reporting date.
     During the three months ended March 31, 2010, there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. At March 31, 2010 and December 31, 2009, the Company did not have any financial assets or liabilities that fell within the Level 3 hierarchy.
Long-term Investments
     At March 31, 2010 and December 31, 2009, long-term investments included $26.3 million and $25.9 million, respectively, of municipal bonds classified as available-for-sale securities. The Company also had $0.5 million and $0.6 million of trading securities as of March 31, 2010 and December 31, 2009, respectively. These investments are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.
Deferred compensation plan assets and liabilities
     The Company maintains a non-qualified deferred compensation plan into which certain members of management are eligible to defer a maximum of 50% of their non-equity incentive. The amounts deferred under this plan are credited with earnings or losses based upon changes in values of notional investments elected by the plan participant. The fair value of our deferred compensation liability is equal to the fair value of the employee notional investment accounts as of March 31, 2010 and December 31, 2009.
     The Company has deferred compensation plan assets consisting of trading securities which mirror the plan participants’ investment elections. These trading securities are comprised of various debt and equity mutual fund investments. During the first quarter of 2010, the Company purchased $0.7 million of trading securities, which represents the 2010 non-equity incentive deferral elected by members of management. Unrealized gains and losses associated with these trading securities are reflected in the results of operations. These gains and losses are offset by the changes recorded related to the underlying fair value of the deferred compensation plan liability.
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
     The fair values of derivative instruments in the Condensed Consolidated Balance Sheet are as follows (in millions):

	Asset/(Liability) Derivatives
		Fair Value
Derivatives designated as hedges	Balance Sheet Location	March 31, 2010	December 31, 2009
Forward exchange contracts designated as cash flow hedges	Other accrued liabilities	$(1.0)	$(1.1)
Interest rate swap designated as a fair value hedge	Other non-current liabilities	1.9	(0.5)

		$0.9	$(1.6)

     Forward exchange contracts
     In 2010 and 2009, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases. As of March 31, 2010, the Company has 18 individual forward exchange contracts, each ranging between $0.5 million and $1.0 million, which have various expiration dates through March 2011. These contracts have been designated as cash flow hedges in accordance with the Derivatives and Hedging Topic of the Codification.
     The following table summarizes the amounts recognized in Accumulated other comprehensive loss related to these forward exchange contracts (in millions):

Loss Recognized in Accumulated Other Comprehensive Loss	March 31, 2010	December 31, 2009
Forward exchange contracts	$(0.6)	$(0.7)
     The following table summarizes the gains/(losses) reclassified from Accumulated other comprehensive loss into income related to these forward exchange contracts (in millions):

	Three Months Ended
	March 31
Location of Gain/(Loss) Reclassified into Income (Effective Portion)	2010	2009
Cost of goods sold	$(0.7)	$1.1
     There was no hedge ineffectiveness with respect to the forward exchange cash flow hedges during the three months ended March 31, 2010 and 2009.
     Interest Rate Swaps
     In May 2009, the Company entered into a three year interest rate swap for an aggregate notional amount of $200 million to manage its exposure to changes in the fair value of its 6.375% $200 million fixed rate debt maturing in May 2012. Under the swap, the Company receives interest based on a fixed rate of 6.375% and pays interest based on a floating one month LIBOR rate plus a spread. The interest rate swap is designated as a fair value hedge and qualifies for the “short-cut” method; as such, no hedge ineffectiveness is recognized. The interest rate swap is recorded at fair value, with an offsetting amount recorded against the carrying value of the fixed-rate debt. During the three months ended March 31, 2010, interest expense was reduced $0.6 million as a result of entering into the interest rate swap.
     Interest Rate Locks
     Prior to the 2002 and 2008 issuance of long-term notes, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2002 interest rate lock resulted in a $1.3 million loss while the 2008 interest rate lock resulted in a $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. The amortization associated with these interest rate locks is reflected in Interest expense, net in the Condensed Consolidated Statement of Income. As of March 31, 2010 and December 31, 2009, there were $0.3 million and $0.4 million, respectively, of net unamortized gains remaining related to these interest rate locks.
Long-term Debt
     The total carrying value of long-term debt as of March 31, 2010 and December 31, 2009 was $499.8 million and $497.2 million, respectively, net of unamortized discount and a basis adjustment related to a fair value hedge. As of March 31, 2010 and December 31, 2009, the estimated fair value of the long-term debt was $545.8 million and $539.6 million, respectively, based on quoted market prices.

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
     During 2010, we are experiencing mixed demand in our served markets resulting in lower overall demand. Nevertheless, we are continuing to execute a business plan focused on:
•	Revenue

While demand in 2010 is expected to decrease primarily due to weakness in the U.S. non-residential construction market, the Company remains focused on expanding market share through an emphasis on new product introductions and more effective utilization of sales and marketing efforts across the organization.

•	Price Realization

In 2009, we experienced favorable price realization due, in part, to a less volatile commodity environment compared to 2008. In 2010, we will continue to exercise pricing discipline. However, the continued weak overall demand will make price realization more challenging.

•	Cost Containment

Global sourcing. We remain focused on expanding our global product and component sourcing and supplier cost reduction program. We continue to consolidate suppliers, utilize reverse auctions, and partner with vendors to shorten lead times, improve quality and delivery and reduce costs.

Freight and Logistics. Transporting our products from suppliers, to warehouses, and ultimately to our customers, is a major cost to our Company. In 2010, we expect to continue to reduce these costs and increase the effectiveness of our freight and logistics processes including capacity utilization and network optimization.

•	Productivity

We continue to work towards fully realizing the benefits of our enterprise-wide business system implementation, including standardizing best practices in inventory management, production planning and scheduling to improve manufacturing throughput and reduce costs. In addition, value-engineering efforts and product transfers are also expected to contribute to our productivity improvements. This continuing emphasis on operational improvements is expected to lead to further reductions in lead times and improved service levels to our customers.

Transformation of business processes. We are continuing our long-term initiative of applying lean process improvement techniques throughout the enterprise, with particular emphasis on reducing supply chain complexity to eliminate waste and improve efficiency and reliability. We will continue to build on the shared services model that has been implemented in information technology, sourcing and logistics and apply those principles in other areas.

Results of Operations
Summary of Consolidated Results (in millions, except per share data):

	Three Months Ended March 31
	2010	% of Net sales	2009	% of Net sales
Net Sales	$570.5		$585.6
Cost of goods sold	394.8		418.6

Gross Profit	175.7	30.8%	167.0	28.5%
Selling & administrative expense	110.0	19.3%	109.7	18.7%

Operating income	65.7	11.5%	57.3	9.8%
Net income attributable to Hubbell	38.6	6.8%	33.8	5.8%
Earnings per share — diluted	$0.64		$0.60
Net Sales
     Net sales of $570.5 million for the first quarter of 2010 decreased 3% compared to the first quarter of 2009 due to weaker market demand, primarily in the non-residential construction market, and lower high voltage test equipment shipments and lower storm related volume within the Power segment. Partially offsetting these reductions were the Burndy acquisition and favorable foreign currency translation. Compared to the first quarter of 2009, organic volume decreased 11% while acquisitions added approximately seven percentage points to net sales. Lower storm shipments reduced net sales one percentage point compared to the first quarter of 2009. Foreign currency translation increased net sales by two percentage points in the first quarter of 2010 compared to the first quarter of 2009.
Gross Profit
     The consolidated gross profit margin in the first quarter of 2010 was 30.8% compared to 28.5% in the first quarter of 2009. The increase in gross profit margin in the first quarter of 2010 was due to productivity improvements and non-recurring costs associated with workforce reduction actions taken in the first quarter of 2009, partially offset by lower volume.
Selling & Administrative Expenses (“S&A”)
     S&A expenses in the first quarter of 2010 were comparable to the first quarter of 2009 due to continued cost containment actions, including reduced employment levels and non-recurring costs associated with 2009 workforce reduction actions offset by the incremental Burndy S&A costs. As a percentage of net sales, S&A expenses were 19.3% in the first quarter of 2010, compared to 18.7% in the comparable period of 2009. The increase in S&A expenses as a percentage of net sales for the first quarter of 2010 versus the comparable period of 2009 was due to lower net sales and amortization expense associated with the Burndy acquisition.
Total Other Expense, net
     In the first quarter of 2010 net interest expense decreased $0.1 million versus the first quarter of 2009. Other expense, net was unfavorably impacted by $0.7 million due to net foreign currency transaction losses in the first quarter of 2010 compared to net foreign currency transaction gains in the comparable period of 2009.
Income Taxes
     The effective tax rate in the first quarter of 2010 increased to 32.3% from 31.5% in the first quarter of 2009 primarily due to the expiration of the federal research and development tax credit.

Net income attributable to Hubbell and Earnings Per Diluted Share
     Net income attributable to Hubbell and earnings per diluted share increased 14% and 7%, respectively, in the first quarter of 2010 compared to the first quarter of 2009. The increase in net income attributable to Hubbell is due to higher operating income, in spite of lower net sales, partially offset by a higher tax rate. The increase in earnings per diluted share is due to higher net income attributable to Hubbell partially offset by an increase in the average shares outstanding in the first quarter of 2010 compared to the first quarter of 2009 due to shares issued in the fourth quarter of 2009.
Segment Results
Electrical

	Three Months Ended
	March 31
(In millions)	2010	2009
Net sales	$409.3	$402.5
Operating income	40.1	27.7
Operating margin	9.8%	6.9%
     Net sales in the Electrical segment increased 2% in the first quarter of 2010 compared with the first quarter of 2009 due to the Burndy acquisition and favorable foreign currency translation partially offset by lower market demand, primarily in the non-residential construction market, and lower high voltage test equipment shipments. Compared to the first quarter of 2009, the Burndy acquisition added approximately eleven percentage points to net sales while organic volume decreased 11%. Foreign currency translation increased net sales by two percentage points in the first quarter of 2010 versus the comparable period of 2009.
     Within the segment, electrical systems products net sales increased 14% in the first quarter of 2010 compared to the first quarter of 2009 due to the Burndy acquisition and favorable foreign currency translation. Within electrical systems products, in the first quarter of 2010 compared to the first quarter of 2009, the Burndy acquisition added approximately twenty percentage points to net sales. Net sales of wiring products increased 5% while electrical products decreased 10% due primarily to lower high voltage test equipment shipments. Sales of lighting products decreased 14% in the first quarter of 2010 compared to 2009 due to lower market demand. Compared to the first quarter of 2009, sales of commercial and industrial products decreased 17% while sales of residential lighting products were flat.
     Operating income in the first quarter of 2010 increased 45% to $40.1 million compared to the first quarter of 2009 primarily due to productivity improvements, non-recurring costs incurred in first quarter 2009 relating to workforce actions and incremental operating income associated with Burndy. Operating margin increased by 290 basis points compared to the first quarter of 2009 primarily due to productivity improvements partially offset by lower organic volume. Within the segment both electrical systems products and lighting products operating income and operating margin increased compared to the first quarter of 2009.
Power

	Three Months Ended
	March 31
(In millions)	2010	2009
Net sales	$161.2	$183.1
Operating income	25.6	29.6
Operating margin	15.9%	16.2%
     Net sales in the Power segment decreased 12% in the first quarter of 2010 compared to the first quarter of 2009 due to lower volume as a result of weaker demand for both distribution and transmission products, fewer storm related shipments and unfavorable price realization. Lower storm related shipments and unfavorable price realization reduced net sales by four and one percentage points, respectively. Foreign currency translation increased net sales by one percentage point in the first quarter of 2010 compared to the first quarter of 2009.
     Operating income decreased 14% to $25.6 million and operating margin decreased 30 basis points to 15.9% in the first quarter of 2010 compared to the first quarter of 2009. These changes were primarily due to volume declines, including fewer storm related shipments, unfavorable price realization and commodity cost increases partially offset by productivity improvements.
OUTLOOK
     In 2010, we anticipate our end market demand to be mixed. The Company’s largest served market, non-residential construction is forecasted to decline in the range of twenty percent. The utility market is expected to grow slightly as the forecasted improvement in the housing market should boost demand for distribution products while transmission and substation project spending is likely to rise as demand increases and capital budgets become less constrained. The industrial markets are expected to expand with manufacturing capacity utilization rates improving from 2009’s low levels. Based on the level of unemployment and high level of existing housing inventory, the strong recovery originally forecasted for 2010 in the residential market has been reduced. The residential market is now forecasted to improve in the mid single digit range compared to 2009. The Federal stimulus plan is expected to generate orders in 2010, particularly for our power and lighting products, but the timing and magnitude of such benefits are still difficult to estimate. Overall, 2010 net sales are expected to be comparable to 2009.
     We will continue to work on productivity initiatives, including further plant rationalization, better optimization of sourcing and management of the cost price equation to drive margin improvement in 2010. In 2010, we anticipate generating free cash flow (defined as net cash provided by operating activities less capital expenditures) greater than net income. We expect to continue to evaluate and pursue additional opportunistic acquisitions to add to our portfolio.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Three Months Ended
	March 31
(In millions)	2010	2009
Net cash provided by (used in):
Operating activities	$23.9	$46.6
Investing activities	(10.5)	(10.2)
Financing activities	(6.2)	(19.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.0)	(2.9)

Net change in cash and cash equivalents	$6.2	$13.8

     Cash provided by operating activities for the three months ended March 31, 2010 decreased from the comparable period in 2009 primarily as a result of higher working capital partially offset by higher net income. Working capital in the first three months of 2010 used cash of $33.0 million compared to $9.3 million of cash used in the first three months of 2009. The higher level of working capital in 2010 consists of increases in accounts receivable and inventory, partially offset by higher levels of current liabilities, specifically accounts payable.
     Investing activities used cash of $10.5 million in the first three months of 2010 compared to cash used of $10.2 million during the comparable period in 2009. The change is due to higher levels of capital spending offset by lower net purchases of available for sale securities in the first three months of 2010 as compared to 2009. Financing activities used cash of $6.2 million in the first three months of 2010 compared to $19.7 million of cash used during the comparable period of 2009. The change is primarily due to higher proceeds from the exercise of stock options and short term borrowings slightly offset by an increase in dividends paid.

Investments in the Business
     Investments in our business include both expenditures required to maintain the operations of our equipment and facilities as well as expenditures in support of our strategic initiatives. During the first three months of 2010, we used cash of $11.1 million for capital expenditures, an increase of $3.1 million from the comparable period of 2009.
     In December 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. In February 2010, the Board of Directors extended the term of this program through February 20, 2011. As of March 31, 2010, approximately $160 million remains authorized for future repurchases under this program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.
Debt to Capital
     Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be more appropriate than total debt for measuring our financial leverage as it better measures our ability to meet our funding needs.

	March 31,	December 31,
(In millions)	2010	2009
Total Debt	$503.2	$497.2
Total Hubbell Shareholders’ Equity	1,325.9	1,298.2

Total Capital	$1,829.1	$1,795.4

Total Debt to Total Capital	28%	28%
Cash and Investments	$293.9	$286.6
Net Debt	$209.3	$210.6
Net Debt to Total Capital	11%	12%
     At March 31, 2010, the Company’s total debt consisted of $3.4 million of short-term debt and $499.8 million of long-term notes, net of unamortized discount and a basis adjustment related to a fair value interest rate swap. These fixed-rate notes, with amounts of $200 million and $300 million due in 2012 and 2018, respectively, are not callable and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at March 31, 2010.
     In March 2010, the Company entered into a new credit agreement with HSBC Bank for a 6.0 million Brazilian Real line of credit (equivalent to $3.4 million). The Company drew down the full amount of this line to fund its Brazilian operations. This line of credit expires in September 2010 and is not subject to any annual commitment fees.
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
     In February 2010, the Company’s Board of Directors approved an increase in the common stock dividend rate from $0.35 to $0.36 per share per quarter. The increased quarterly dividend payment commenced with the April 9, 2010 dividend payment made to the shareholders of record on March 8, 2010.

     As of March 31, 2010, the Company’s $350 million committed bank credit facility had not been drawn against and remains a backup to our commercial paper program. Although not the principal source of liquidity, we believe our credit facility is capable of providing significant financing flexibility at reasonable rates of interest. However, in the event of a significant deterioration in the results of our operations or cash flows, leading to deterioration in financial condition, our borrowing costs could increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements.
     We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2009. Since December 31, 2009, there were no material changes to our contractual obligations.
     Internal cash generation together with currently available cash and investments, available borrowing facilities and credit lines, if needed, are expected to be sufficient to fund operations, the current rate of cash dividends, capital expenditures, and any increase in working capital that would be required to accommodate a higher level of business activity. We actively seek to expand by acquisition as well as through the growth of our current businesses. While a significant acquisition may require additional debt and/or equity financing, we believe that we would be able to obtain additional financing based on our favorable historical earnings performance and strong financial position.
     The disruption in the credit markets has had a significant adverse impact on a number of financial institutions. At this point in time, the Company’s liquidity has not been impacted by the current credit environment and management does not expect that it will be materially impacted in the near future. Management will continue to closely monitor the Company’s liquidity and the credit markets. However, management can not predict with any certainty the impact to the Company of any further disruption in the credit environment.
Critical Accounting Estimates
     A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first three months of 2010, there were no significant changes in our estimates and critical accounting policies.

Forward-Looking Statements
     Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about capital resources, performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in operating results, anticipated market conditions and economic recovery are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:
•	Changes in demand for our products, market conditions, product quality, or product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	The expected benefits and the timing of other actions in connection with our enterprise-wide business system.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected or future levels of operating cash flow, indebtedness and capital spending.

•	General economic and business conditions in particular industries or markets.

•	The anticipated benefits from the Federal stimulus package.

•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	A major disruption in one of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations and relocations.

•	Changes in our relationships with, or the financial condition or performance of, key distributors and other customers, agents or business partners which could adversely affect our results of operations.

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions.

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Ability to carry out future acquisitions and strategic investments in our core businesses as well as the acquisition related costs.

•	Unanticipated difficulties integrating acquisitions as well as the realization of expected synergies and benefits anticipated when we first enter into a transaction.
•	Future repurchases of common stock under our common stock repurchase program.
•	Changes in accounting principles, interpretations, or estimates.
•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.
•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.
•	Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. The Company’s procurement strategy continues to emphasize an increased level of purchases from international locations, primarily China and India, which subjects the Company to increased political and foreign currency exchange risk. Changes in the Chinese government’s policy regarding the value of the Chinese currency versus the U.S. dollar has not had a significant impact on our financial condition, results of operations or cash flows. However, strengthening of the Chinese currency could increase the cost of the Company’s products procured from this country. These factors have not increased significantly since the beginning of 2010. Accordingly, there has been no significant change in the Company’s strategies to manage these exposures during the first three months of 2010. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

     There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
     In December 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. In February 2010, the Board of Directors extended the term of this program through February 20, 2011. As of March 31, 2010, approximately $160 million remains available under this program. Depending upon numerous factors, including market conditions and alternative uses of cash, the Company may conduct discretionary repurchases through open market and privately negotiated transactions during its normal trading windows.
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

Date: April 23, 2010	HUBBELL INCORPORATED

/s/ David G. Nord	/s/ Darrin S. Wegman

David G. Nord	Darrin S. Wegman
Senior Vice President and Chief Financial Officer	Vice President, Controller (Chief Accounting Officer)