Form 10-Q
period 2010-06-30
HUBBELL INC
filed 2010-07-23
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-2958
HUBBELL INCORPORATED
(Exact name of registrant as specified in its charter)

State of Connecticut	06-0397030

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Waterview Drive, Shelton, CT	06484

(Address of principal executive offices)	(Zip Code)
(475) 882-4000
(Registrant’s telephone number, including area code)
584 Derby Milford Road, Orange, CT 06477
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of July 19, 2010 were 7,167,506 and 52,786,351, respectively.

HUBBELL INCORPORATED

Page
Part I—Financial Information

Item 1. Financial Statements — (unaudited)

Condensed Consolidated Statement of Income — Three and six months ended June 30, 2010 and 2009	3

Condensed Consolidated Balance Sheet — June 30, 2010 and December 31, 2009	4

Condensed Consolidated Statement of Cash Flows — Six Months Ended June 30, 2010 and 2009	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

Part II—Other Information

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6. Exhibits	25

Signatures	27

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ITEM 1.	FINANCIAL STATEMENTS
HUBBELL INCORPORATED
Condensed Consolidated Statement of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Net Sales	$646.4	$584.2	$1,216.9	$1,169.8
Cost of goods sold	435.4	410.0	830.2	828.6

Gross Profit	211.0	174.2	386.7	341.2
Selling & administrative expenses	117.5	107.6	227.5	217.3

Operating income	93.5	66.6	159.2	123.9

Interest expense, net	(7.5)	(7.6)	(15.1)	(15.3)
Other (expense) income, net	(0.5)	(1.2)	(1.0)	(1.0)

Total other expense, net	(8.0)	(8.8)	(16.1)	(16.3)
Income before income taxes	85.5	57.8	143.1	107.6
Provision for income taxes	27.6	18.2	46.2	33.9

Net income	57.9	39.6	96.9	73.7
Less: Net income attributable to noncontrolling interest	0.3	0.2	0.7	0.5

Net income attributable to Hubbell	$57.6	$39.4	$96.2	$73.2

Earnings per share
Basic	$0.96	$0.70	$1.60	$1.30
Diluted	$0.95	$0.70	$1.59	$1.30
Cash dividends per common share	$0.36	$0.35	$0.72	$0.70
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Balance Sheet
(unaudited)
(in millions)

	June 30, 2010	December 31, 2009

ASSETS
Current Assets
Cash and cash equivalents	$287.8	$258.5
Short-term investments	2.4	2.6
Accounts receivable, net	371.7	310.1
Inventories, net	276.5	263.5
Deferred taxes and other	86.1	85.8

Total current assets	1,024.5	920.5
Property, Plant, and Equipment, net	361.5	368.8
Other Assets
Investments	35.7	25.5
Goodwill	740.6	743.7
Intangible assets and other	396.8	406.0

Total Assets	$2,559.1	$2,464.5

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$3.4	$—
Accounts payable	168.8	130.8
Accrued salaries, wages and employee benefits	55.7	62.8
Accrued insurance	53.3	49.3
Dividends payable	21.6	20.9
Other accrued liabilities	143.0	154.7

Total current liabilities	445.8	418.5
Long-Term Debt	500.6	497.2
Other Non-Current Liabilities	248.1	246.8

Total Liabilities	1,194.5	1,162.5
Hubbell Shareholders’ Equity	1,360.6	1,298.2
Noncontrolling interest	4.0	3.8

Total Equity	1,364.6	1,302.0

Total Liabilities and Equity	$2,559.1	$2,464.5

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Statement of Cash Flows
(unaudited)
(in millions)

	Six Months Ended
	June 30
	2010	2009
Cash Flows from Operating Activities
Net income	$96.9	$73.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.8	34.4
Deferred income taxes	3.2	6.6
Stock-based compensation	4.5	4.0
Tax benefit on stock-based awards	(2.2)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(61.2)	36.7
(Increase) decrease in inventories	(14.6)	56.8
Increase (decrease) in current liabilities	23.9	(59.4)
Changes in other assets and liabilities, net	2.7	4.5
Contribution to defined benefit pension plans	(1.7)	(1.6)
Other, net	4.8	(2.0)

Net cash provided by operating activities	93.1	153.7

Cash Flows from Investing Activities
Capital expenditures	(22.3)	(13.7)
Acquisition of businesses, net of cash acquired	—	(0.3)
Purchases of available-for-sale investments	(14.7)	(5.3)
Proceeds from available-for-sale investments	5.5	4.2
Other, net	1.1	1.6

Net cash used in investing activities	(30.4)	(13.5)

Cash Flows from Financing Activities
Short-term debt borrowings	3.4	—
Payment of dividends	(42.4)	(39.4)
Payment of dividends to noncontrolling interest	(0.5)	—
Acquisition of common shares	(2.9)	—
Proceeds from exercise of stock options	10.0	0.4
Tax benefit on stock-based awards	2.2	—

Net cash used in financing activities	(30.2)	(39.0)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(3.2)	2.7

Increase in cash and cash equivalents	29.3	103.9
Cash and cash equivalents
Beginning of period	258.5	178.2

End of period	$287.8	$282.1

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. Certain reclassifications have been made in the prior year financial statements and notes to conform to the current year presentation.
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
Effective January 2010, an amendment to the Consolidation Topic of the Codification replaced the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”). The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE. The Company has a 50% interest in a joint venture in Hong Kong, established as Hubbell Asia Limited (“HAL”). The principal objective of HAL is to manage the operations of its wholly-owned manufacturing company in the People’s Republic of China. Under the new accounting guidance, the Company continues to be the primary beneficiary of HAL and as a result continues to consolidate HAL. This determination is based on the fact that HAL’s sole business purpose is to manufacture product exclusively for the Company (the power criterion) and the Company is financially responsible for ensuring HAL maintains a fixed operating margin (the losses/benefit criterion). The consolidation of HAL is not material to the Company’s consolidated financial results.

2. Segment Information
The Company’s reporting segments consist of the Electrical segment and the Power segment. The following table sets forth financial information by business segment (in millions):

					Operating Income
	Net Sales		Operating Income		as a % of Net Sales
	2010	2009	2010	2009	2010	2009
Three Months Ended June 30,
Electrical	$458.4	$397.0	$61.1	$31.2	13.3%	7.9%
Power	188.0	187.2	32.4	35.4	17.2%	18.9%

Total	$646.4	$584.2	$93.5	$66.6	14.5%	11.4%

Six Months Ended June 30,
Electrical	$867.7	$799.5	$101.2	$58.9	11.7%	7.4%
Power	349.2	370.3	58.0	65.0	16.6%	17.6%

Total	$1,216.9	$1,169.8	$159.2	$123.9	13.1%	10.6%

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
4. Inventories, net
Inventories, net are comprised of the following (in millions):

	June 30, 2010	December 31, 2009
Raw material	$92.9	$88.0
Work-in-process	64.1	62.0
Finished goods	191.2	185.2

	348.2	335.2
Excess of FIFO over LIFO cost basis	(71.7)	(71.7)

Total	$276.5	$263.5

5. Goodwill and Other Intangible Assets
Changes in the carrying values of goodwill for the six months ended June 30, 2010, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
Balance December 31, 2009	$465.2	$278.5	$743.7
Translation adjustments	(2.7)	(0.4)	(3.1)

Balance June 30, 2010	$462.5	$278.1	$740.6

The Company performs its annual goodwill impairment testing as of April 1st of each year unless circumstances dictate the need for more frequent assessments. Goodwill impairment testing involves a two-step process. Step 1 compares the fair value of the Company’s reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. If the carrying value of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment.
Goodwill impairment testing requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. The Company uses internal discounted cash flow estimates to determine fair value. These cash flow estimates are derived from historical experience and future long-term business plans and the application of an appropriate discount rate. The aggregate fair value of the Company’s reporting units is compared to the Company’s market capitalization on the valuation date to assess its reasonableness. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.
As of April 1, 2010, the impairment testing resulted in implied fair values for each reporting unit that exceeded the reporting unit’s carrying value, including goodwill. The Company did not have any reporting units at risk of failing Step 1 of the impairment test.
The carrying value of other intangible assets included in Intangible assets and other in the Condensed Consolidated Balance Sheet is as follows (in millions):

	June 30, 2010		December 31, 2009
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization
Definite-lived:
Patents, tradenames and trademarks	$82.7	$(13.1)	$83.0	$(11.0)
Customer/Agent relationships and other	181.0	(27.8)	181.3	(22.0)

Total	263.7	(40.9)	264.3	(33.0)
Indefinite-lived:
Tradenames and other	56.2	—	56.2	—

Total	$319.9	$(40.9)	$320.5	$(33.0)

Amortization expense associated with these definite-lived intangible assets for the six months ended June 30, 2010 was $8.2 million. Amortization expense associated with these intangible assets for the full year is expected to be $15.5 million in 2010, $15.1 million in 2011, $14.4 million in 2012, $14.1 million in 2013, $13.7 million in 2014 and $13.0 million in 2015.

6. Total Equity
Total equity is comprised of the following (in millions, except per share amounts):

	June 30,	December 31,
	2010	2009
Common stock, $.01 par value:
Class A — authorized 50.0 shares; issued and outstanding 7.2 and 7.2 shares	$0.1	$0.1
Class B — authorized 150.0 shares; issued and outstanding 52.8 and 52.5 shares	0.5	0.5
Additional paid-in-capital	171.6	158.4
Retained earnings	1,261.0	1,208.0
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(70.0)	(71.7)
Cumulative translation adjustment	(3.7)	2.7
Unrealized gain on investment, net of tax	0.6	0.5
Cash flow hedge loss, net of tax	0.5	(0.3)

Total Accumulated other comprehensive loss	(72.6)	(68.8)

Hubbell Shareholders’ equity	1,360.6	1,298.2
Noncontrolling interest	4.0	3.8

Total equity	$1,364.6	$1,302.0

A summary of the changes in equity for the six months ended June 30, 2010 and 2009 is provided below (in millions):

	Six Months Ended June 30,
	2010			2009
	Hubbell			Hubbell
	Shareholders'	Noncontrolling	Total	Shareholders'	Noncontrolling	Total
	Equity	interest	Equity	Equity	interest	Equity
Equity, beginning of period	$1,298.2	$3.8	$1,302.0	$1,008.1	$3.0	$1,011.1
Total comprehensive income	92.4	0.7	93.1	96.3	0.5	96.8
Stock-based compensation	4.5	—	4.5	4.0	—	4.0
Exercise of stock options	10.0	—	10.0	0.4	—	0.4
Income tax windfall from stock-based awards, net	2.2	—	2.2	—	—	—
Acquisition/surrender of common shares	(3.5)	—	(3.5)	—	—	—
Issuance of shares related to director’s deferred compensation	—	—	—	4.3	—	4.3
Dividends to noncontrolling interest		(0.5)	(0.5)	—	—	—
Cash dividends declared	(43.2)	—	(43.2)	(39.5)	—	(39.5)

Equity, end of period	$1,360.6	$4.0	$1,364.6	$1,073.6	$3.5	$1,077.1

The detailed components of total comprehensive income are presented in Note 7 — Comprehensive Income.

7. Comprehensive Income
Total comprehensive income and its components are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Net income	$57.9	$39.6	$96.9	$73.7
Foreign currency translation adjustments	(3.1)	26.8	(6.4)	22.1
Amortization of net prior service costs and net actuarial losses, net of tax	0.7	1.2	1.7	2.4
Change in unrealized losses (gains) on investments, net of tax	0.2	(0.1)	0.1	0.1
Change in unrealized (gains) losses on cash flow hedges, net of tax	0.8	(1.0)	0.8	(1.5)

Total Comprehensive income	56.5	66.5	93.1	96.8
Less: Comprehensive income attributable to noncontrolling interest	0.3	0.2	0.7	0.5

Comprehensive income attributable to Hubbell	$56.2	$66.3	$92.4	$96.3

8. Earnings Per Share
The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.
The following table sets forth the computation of earnings per share for the three and six months ended June 30, 2010 and 2009 (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Numerator:
Net income attributable to Hubbell	$57.6	$39.4	$96.2	$73.2
Less: Earnings allocated to participating securities	0.2	0.2	0.4	0.3

Net income available to common shareholders	57.4	39.2	95.8	72.9

Denominator:
Average number of common shares outstanding	59.8	56.2	59.7	56.2
Potential dilutive shares	0.4	0.1	0.4	0.1

Average number of diluted shares outstanding	60.2	56.3	60.1	56.3

Earnings per Share:
Basic	$0.96	$0.70	$1.60	$1.30
Diluted	$0.95	$0.70	$1.59	$1.30

Anti-dilutive securities excluded from the calculation of earnings per diluted share:
Stock options and performance shares	0.7	2.2	0.7	2.3
Stock appreciation rights	1.6	1.9	1.6	2.0

9. Pension and Other Benefits
The following table sets forth the components of pension and other benefits cost for the three and six months ended June 30, (in millions):

	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Components of net periodic benefit cost for the three months ended June 30
Service cost	$3.0	$3.1	$0.1	$—
Interest cost	9.3	9.1	0.5	0.4
Expected return on plan assets	(10.4)	(9.3)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Amortization of actuarial losses	1.2	1.7	(0.1)	—

Net periodic benefit cost	$3.2	$4.7	$0.5	$0.4

Components of net periodic benefit cost for the six months ended June 30
Service cost	$6.0	$6.2	$0.1	$0.1
Interest cost	18.6	18.2	1.0	0.8
Expected return on plan assets	(20.7)	(18.6)	—	—
Amortization of prior service cost	0.2	0.2	—	(0.1)
Amortization of actuarial losses	2.5	3.3	(0.1)	—

Net periodic benefit cost	$6.6	$9.3	$1.0	$0.8

Employer Contributions
The Company anticipates contributing approximately $7.0 million to its foreign plans during 2010, of which $1.7 million has been contributed through June 30, 2010. Although not required under the Pension Protection Act of 2006, the Company may make a voluntary contribution to its qualified domestic benefit pension plans in 2010.
10. Guarantees
The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.
The Company records a liability equal to the fair value of guarantees in accordance with the Guarantees Topic of the Codification. As of June 30, 2010, the fair value and maximum potential payment related to the Company’s guarantees were not material.
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

Changes in the accrual for product warranties during the six months ended June 30, 2010 are set forth below (in millions):

Balance at December 31, 2009	$9.0
Provision	3.9
Expenditures/other	(4.8)

Balance at June 30, 2010	$8.1

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
Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities
Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly
Level 3 — Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions
The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at June 30, 2010 and December 31, 2009 (in millions):

	Quoted Prices in	Quoted Prices in
	Active Markets	Active Markets
	for Identical	for Similar Assets
Asset (Liability)	Assets (Level 1)	(Level 2)	Total
June 30, 2010
Available for sale investments	$35.3	$—	$35.3
Trading securities	2.8		2.8
Deferred compensation plan liabilities	(2.3)	—	(2.3)
Derivatives:
Forward exchange contracts	—	0.2	0.2
Interest rate swap	—	2.7	2.7

	$35.8	$2.9	$38.7

December 31, 2009
Available for sale investments	$25.9	$—	$25.9
Trading securities	2.2		2.2
Deferred compensation plan liabilities	(1.6)	—	(1.6)
Derivatives:
Forward exchange contracts	—	(1.1)	(1.1)
Interest rate swap	—	(0.5)	(0.5)

	$26.5	$(1.6)	$24.9

The methods and assumptions used to estimate the Level 2 fair values were as follows:
Forward exchange contracts — The fair value of forward exchange contracts were based on quoted forward foreign exchange prices at the reporting date.
Interest rate swap — The fair value of interest rate swap agreements were estimated based on the LIBOR yield curves at the reporting date.

During the three and six months ended June 30, 2010, there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. At June 30, 2010 and December 31, 2009, the Company did not have any financial assets or liabilities that fell within the Level 3 hierarchy.
Investments
At June 30, 2010 and December 31, 2009, the Company had $35.3 million and $25.9 million, respectively, of municipal bonds classified as available-for-sale securities. The Company also had $2.8 million and $2.2 million of trading securities as of June 30, 2010 and December 31, 2009, respectively. These investments are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.
Deferred compensation plan
The Company offers certain employees the opportunity to participate in a non-qualified deferred compensation plan. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.
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
The fair values of derivative instruments in the Condensed Consolidated Balance Sheet are as follows (in millions):

	Asset/(Liability) Derivatives
		Fair Value
Derivatives designated as hedges	Balance Sheet Location	June 30, 2010	December 31, 2009
Forward exchange contracts designated as cash flow hedges	Other accrued liabilities	$(0.1)	$(1.1)
Forward exchange contracts designated as cash flow hedges	Deferred taxes and other	0.3	—
Interest rate swap designated as a fair value hedge	Intangible assets and other	2.7	—
Interest rate swap designated as a fair value hedge	Other non-current liabilities	—	(0.5)

		$2.9	$(1.6)

Forward exchange contracts
In 2010 and 2009, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases. As of June 30, 2010, the Company has 18 individual forward exchange contracts, each ranging between $0.5 million and $1.0 million, which have various expiration dates through June 2011. These contracts have been designated as cash flow hedges in accordance with the Derivatives and Hedging Topic of the Codification.

The following table summarizes the amounts recognized in Accumulated other comprehensive loss related to these forward exchange contracts (in millions):

Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss	June 30, 2010	December 31, 2009
Forward exchange contracts	$0.2	$(0.7)
The following table summarizes the gains/(losses) reclassified from Accumulated other comprehensive loss into income related to these forward exchange contracts (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
Location of Gain/(Loss) Reclassified into Income (Effective Portion)	2010	2009	2010	2009
Cost of goods sold	$(0.4)	$0.2	$(1.1)	$1.4
There was no hedge ineffectiveness with respect to the forward exchange cash flow hedges during the three and six months ended June 30, 2010 and 2009.
Interest Rate Swaps
In May 2009, the Company entered into a three year interest rate swap for an aggregate notional amount of $200 million to manage its exposure to changes in the fair value of its 6.375% $200 million fixed rate debt maturing in May 2012. Under the swap, the Company receives interest based on a fixed rate of 6.375% and pays interest based on a floating one month LIBOR rate plus a spread. The interest rate swap is designated as a fair value hedge and qualifies for the “short-cut” method; as such, no hedge ineffectiveness is recognized. The interest rate swap is recorded at fair value, with an offsetting amount recorded against the carrying value of the fixed-rate debt. During the three and six months ended June 30, 2010, interest expense was reduced $0.5 million and $1.1 million, respectively, as a result of entering into the interest rate swap.
Interest Rate Locks
Prior to the 2002 and 2008 issuance of long-term notes, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2002 interest rate lock resulted in a $1.3 million loss while the 2008 interest rate lock resulted in a $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. The amortization associated with these interest rate locks is reflected in Interest expense, net in the Condensed Consolidated Statement of Income. As of June 30, 2010 and December 31, 2009, there were $0.3 million and $0.4 million, respectively, of net unamortized gains remaining related to these interest rate locks.
Long-term Debt
The total carrying value of long-term debt as of June 30, 2010 and December 31, 2009 was $500.6 million and $497.2 million, respectively, net of unamortized discount and a basis adjustment related to a fair value hedge. As of June 30, 2010 and December 31, 2009, the estimated fair value of the long-term debt was $563.0 million and $539.6 million, respectively, based on quoted market prices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW OF THE BUSINESS
Our Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for the three and six months ended June 30, 2010 are included under “Segment Results” within this Management’s Discussion and Analysis.
During 2010, we are experiencing mixed demand in our served markets resulting in comparable overall organic demand. We are continuing to execute a business plan focused on:
•	Revenue
While organic demand in 2010 is expected to be comparable to 2009 primarily due to weakness in the U.S. non-residential construction market, the Company remains focused on expanding market share through an emphasis on new product introductions and more effective utilization of sales and marketing efforts across the organization.
•	Price Realization
In 2009, we experienced favorable price realization due, in part, to a less volatile commodity environment compared to 2008. In 2010, we will continue to exercise pricing discipline. However market conditions have made price realization more challenging in 2010 compared to 2009 and we expect the pricing environment to remain competitive for the remainder of the year.
•	Cost Containment
Global sourcing. We remain focused on expanding our global product and component sourcing and supplier cost reduction program. We continue to consolidate suppliers, utilize reverse auctions, and partner with vendors to shorten lead times, improve quality and delivery and reduce costs.
Freight and Logistics. Transporting our products from suppliers, to warehouses, and ultimately to our customers, is a major cost to our Company. In 2010, we expect to continue to reduce these costs and increase the effectiveness of our internal freight and logistics processes through capacity utilization and network optimization.
•	Productivity
We continue to work towards fully realizing the benefits of our enterprise-wide business system implementation, including standardizing best practices in inventory management, production planning and scheduling to improve manufacturing throughput and to reduce costs. In addition, value-engineering efforts and product transfers are also expected to contribute to our productivity improvements. This continuing emphasis on operational improvements is expected to lead to further reductions in lead times and improved service levels to our customers.
Transformation of business processes. We are continuing our long-term initiative of applying lean process improvement techniques throughout the enterprise, with particular emphasis on reducing supply chain complexity to eliminate waste and improve efficiency and reliability. We will continue to build on the shared services model that has been implemented in information technology, sourcing and logistics and expect to apply those principles in other areas.

Results of Operations — Second Quarter of 2010 compared to the Second Quarter of 2009
Summary of Consolidated Results (in millions, except per share data):

	Three Months Ended June 30
	2010	% of Net sales	2009	% of Net sales

Net Sales	$646.4		$584.2
Cost of goods sold	435.4		410.0

Gross Profit	211.0	32.6%	174.2	29.8%
Selling & administrative expense	117.5	18.2%	107.6	18.4%

Operating income	93.5	14.5%	66.6	11.4%
Net income attributable to Hubbell	57.6	8.9%	39.4	6.7%
Earnings per share — diluted	$0.95		$0.70
Net Sales
Net sales of $646.4 million for the second quarter of 2010 increased 11% compared to the second quarter of 2009 due to the Burndy acquisition, higher organic volume and foreign currency translation. Compared to the second quarter of 2009, the Burndy acquisition added approximately nine percentage points to net sales while organic volume increased by one percentage point. Foreign currency translation increased net sales by one percentage point.
Gross Profit
The consolidated gross profit margin in the second quarter of 2010 was 32.6% compared to 29.8% in the second quarter of 2009. The increase in gross profit margin was primarily due to productivity improvements, including improved factory utilization; and lower costs associated with workforce reduction actions. Partially offsetting these improvements were higher commodity costs and unfavorable price realization.
Selling & Administrative Expenses (“S&A”)
S&A expenses in the second quarter of 2010 were $117.5 million compared to $107.6 million in the second quarter of 2009. Incremental Burndy S&A costs were partially offset by continued cost containment actions, including reduced employment levels and lower costs associated with workforce reduction actions. As a percentage of net sales, S&A expenses were 18.2% in the second quarter of 2010, compared to 18.4% in the comparable period of 2009.
Total Other Expense, net
In the second quarter of 2010 net interest expense decreased $0.1 million versus the second quarter of 2009. Other expense, net was favorably impacted by $0.7 million primarily due to lower net foreign currency transaction losses in the second quarter of 2010 compared to the second quarter of 2009.
Income Taxes
The effective tax rate in the second quarter of 2010 increased to 32.3% from 31.5% in the second quarter of 2009 primarily due to the expiration of the federal research and development tax credit.
Net income attributable to Hubbell and Earnings Per Diluted Share
Net income attributable to Hubbell and earnings per diluted share increased 46% and 36%, respectively, in the second quarter of 2010 compared to the second quarter of 2009. The increase in net income attributable to Hubbell is due to higher operating income partially offset by a higher tax rate. The increase in earnings per diluted share is due to higher net income attributable to Hubbell partially offset by an increase in the average shares outstanding due to shares issued in the fourth quarter of 2009.

Segment Results
Electrical

	Three Months Ended
	June 30
(In millions)	2010	2009

Net sales	$458.4	$397.0
Operating income	61.1	31.2
Operating margin	13.3%	7.9%
Net sales in the Electrical segment increased 15% in the second quarter of 2010 compared with the second quarter of 2009 due to the Burndy acquisition, higher organic volume, in spite of lower high voltage test equipment sales, and favorable foreign currency translation. Compared to the second quarter of 2009, the Burndy acquisition added approximately thirteen percentage points to net sales. In addition, organic volume and foreign currency translation each increased net sales by one percentage point.
Within the segment, electrical systems products net sales increased 33% in the second quarter of 2010 compared to the second quarter of 2009 due to the Burndy acquisition, higher organic volume and favorable foreign currency translation. Net sales of wiring products increased 16% while electrical products increased 5% in spite of lower high voltage test equipment net sales. Sales of lighting products decreased 5% in the second quarter of 2010 compared to 2009 due to lower demand from the commercial and industrial lighting market, partially offset by improving conditions in the residential market. Compared to the second quarter of 2009, sales of commercial and industrial lighting products decreased 9% while sales of residential lighting products increased 11%.
Operating income in the second quarter of 2010 increased 96% to $61.1 million compared to the second quarter of 2009 primarily due to productivity improvements, including improved factory utilization, lower costs incurred relating to workforce actions and incremental operating income associated with Burndy. Operating margin increased by 540 basis points primarily due to productivity improvements, including improved factory utilization; and lower workforce action costs. Within the segment both electrical systems products and lighting products operating income and operating margin increased compared to the second quarter of 2009.
Power

	Three Months Ended
	June 30
(In millions)	2010	2009

Net sales	$188.0	$187.2
Operating income	32.4	35.4
Operating margin	17.2%	18.9%
Net sales in the Power segment increased less than 1% in the second quarter of 2010 compared to the second quarter of 2009. Favorable foreign currency translation of one percentage point was offset by unfavorable price realization. Market demand in the second quarter of 2010 compared to the second quarter of 2009 was comparable as higher net sales of distribution products were offset by lower net sales of transmission products.
Operating income decreased 8% to $32.4 million and operating margin decreased 170 basis points to 17.2% in the second quarter of 2010 compared to the second quarter of 2009. These declines were primarily due to higher commodity costs, unfavorable price realization and facility consolidation costs largely offset by productivity improvements.

Results of Operations — Six Months Ended June 30, 2010 compared to the Six Months Ended June 30, 2009
Summary of Consolidated Results (in millions, except per share data):

	Six Months Ended June 30
	2010	% of Net sales	2009	% of Net sales
Net Sales	$1,216.9		$1,169.8
Cost of goods sold	830.2		828.6

Gross Profit	386.7	31.8%	341.2	29.2%
Selling & administrative expense	227.5	18.7%	217.3	18.6%

Operating income	159.2	13.1%	123.9	10.6%
Net income attributable to Hubbell	96.2	7.9%	73.2	6.3%
Earnings per share — diluted	$1.59		$1.30
Net Sales
Net sales of $1,216.9 million for the first six months of 2010 increased 4% compared to the first six months of 2009 due to the Burndy acquisition and favorable foreign currency translation. Partially offsetting these increases was weaker market demand, primarily in the non-residential construction market, lower high voltage test equipment net sales and lower storm related volume within the Power segment. Compared to the first six months of 2009, organic volume decreased 5% while Burndy added approximately eight percentage points to net sales. Lower storm shipments reduced net sales one percentage point while foreign currency translation increased net sales by two percentage points.
Gross Profit
The consolidated gross profit margin in the first six months of 2010 was 31.8% compared to 29.2% in the first six months of 2009. The increase in gross profit margin in the first six months of 2010 was primarily due to productivity improvements, including improved factory utilization; and lower costs associated with workforce reduction actions. Partially offsetting these improvements were unfavorable price realization and higher commodity costs.
Selling & Administrative Expenses
S&A expenses in the first six months of 2010 were $227.5 million compared to $217.3 million in the first six months of 2009. Incremental Burndy S&A costs were partially offset by continued cost containment actions, including reduced employment levels and lower costs associated with workforce reduction actions. As a percentage of net sales, S&A expenses were 18.7% in the first six months of 2010, compared to 18.6% in the comparable period of 2009.
Total Other Expense, net
During the first six months of 2010 net interest expense decreased $0.2 million versus the first six months of 2009. Other expense, net in the first six months of 2010 was comparable to the first six months of 2009.
Income Taxes
The effective tax rate in the first six months of 2010 increased to 32.3% from 31.5% in the first six months of 2009 primarily due to the expiration of the federal research and development tax credit.

Net income attributable to Hubbell and Earnings Per Diluted Share
Net income attributable to Hubbell and earnings per diluted share increased 31% and 22%, respectively, in the first six months of 2010 compared to the first six months of 2009. The increase in net income attributable to Hubbell is due to higher operating income partially offset by a higher tax rate. The increase in earnings per diluted share is due to higher net income attributable to Hubbell partially offset by an increase in the average shares outstanding due to shares issued in the fourth quarter of 2009.
Segment Results
Electrical

	Six Months Ended
	June 30
(In millions)	2010	2009

Net sales	$867.7	$799.5
Operating income	101.2	58.9
Operating margin	11.7%	7.4%
Net sales in the Electrical segment increased 9% in the first six months of 2010 compared with the first six months of 2009 due to the Burndy acquisition and favorable foreign currency translation partially offset by lower market demand, primarily in the non-residential construction market and lower high voltage test equipment net sales. Compared to the first six months of 2009, the Burndy acquisition added approximately twelve percentage points to net sales while organic volume decreased 5%. Foreign currency translation increased net sales by two percentage points.
Within the segment, electrical systems products net sales increased 24% in the first six months of 2010 compared to the first six months of 2009 due to the Burndy acquisition and favorable foreign currency translation. Net sales of wiring products increased 11% while electrical products decreased 3% due primarily to lower high voltage test equipment net sales. Sales of lighting products decreased 10% in the first six months of 2010 compared to 2009 due to lower demand in the commercial and industrial lighting market, partially offset by improving conditions in the residential market. Compared to the first six months of 2009, sales of commercial and industrial lighting products decreased 13% while sales of residential lighting products increased 6%.
Operating income in the first six months of 2010 increased 72% compared to the first six months of 2009 primarily due to productivity improvements, including improved factory utilization; lower costs incurred relating to workforce actions and facility consolidations, and incremental operating income associated with Burndy. Operating margin increased by 430 basis points primarily due to productivity improvements, lower costs relating to workforce actions and facility consolidations. Within the segment both electrical systems products and lighting products operating income and operating margin increased compared to the first six months of 2009.
Power

	Six Months Ended
	June 30
(In millions)	2010	2009

Net sales	$349.2	$370.3
Operating income	58.0	65.0
Operating margin	16.6%	17.6%
Net sales in the Power segment decreased 6% in the first six months of 2010 compared to the first six months of 2009 due to lower volume as a result of weaker demand for both distribution and transmission products, lower storm related volume and unfavorable price realization. Market demand decreased 4% during the first six months of 2010 compared to the first six months of 2009. Lower storm related volume and unfavorable price realization reduced net sales by two and one percentage points, respectively. Foreign currency translation increased net sales by one percentage point.

Operating income decreased 11% to $58.0 million and operating margin decreased 100 basis points to 16.6% in the first six months of 2010 compared to the first six months of 2009. These declines were primarily due to higher commodity costs, unfavorable price realization, volume declines, including lower storm related volume; partially offset by productivity improvements.
OUTLOOK
Overall, 2010 net sales are expected to increase by mid-single digits compared to 2009 primarily due to the Burndy acquisition. Organic volume is expected to improve in the second half of 2010 compared to the comparable period of 2009 primarily due to increased utility demand and the timing of high voltage test equipment net sales. The Company’s largest served market, non-residential construction is now expected to decline in the mid-teens range. This more modest decline in non-residential construction is expected to be driven by public sector spending and increased activity in the renovation, relight and controls market. Within the utility market, the demand for distribution products is expected to increase slightly as the macroeconomic recovery continues. However, transmission and substation project spending is likely to continue to be constrained. The industrial markets continue to improve and are expected to expand as manufacturing capacity utilization rates improve from 2009’s low levels. The residential market is forecasted to improve in the mid-single digit range compared to 2009. The Federal stimulus plan is expected to continue to generate orders in 2010, particularly for our power and lighting products, but the timing and magnitude of such benefits are still difficult to estimate.
We will continue to work on productivity initiatives, including further plant rationalization, better optimization of sourcing and management of the cost price equation to drive margin improvement in 2010. In 2010, we anticipate generating free cash flow (a non-GAAP measure defined as net cash provided by operating activities less capital expenditures) approximately equal to net income. We expect to continue to evaluate and pursue additional opportunistic acquisitions to add to our portfolio.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Six Months Ended
	June 30
(In millions)	2010	2009

Net cash provided by (used in):
Operating activities	$93.1	$153.7
Investing activities	(30.4)	(13.5)
Financing activities	(30.2)	(39.0)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3.2)	2.7

Net change in cash and cash equivalents	$29.3	$103.9

Cash provided by operating activities for the six months ended June 30, 2010 decreased from the comparable period in 2009 primarily as a result of higher working capital partially offset by higher net income. Working capital in the first six months of 2010 used cash of $51.9 million compared to $34.1 million of cash provided during the first six months of 2009. The higher level of working capital in 2010 consists of increases in accounts receivable and inventory, partially offset by higher levels of current liabilities, specifically accounts payable.
Investing activities used cash of $30.4 million in the first six months of 2010 compared to cash used of $13.5 million during the comparable period in 2009. The change is due to higher levels of capital spending and higher net purchases of available for sale securities in the first six months of 2010 as compared to the first six months of 2009. Financing activities used cash of $30.2 million in the first six months of 2010 compared to $39.0 million of cash used during the comparable period of 2009. The change is primarily due to higher proceeds from the exercise of stock options and short-term borrowings slightly offset by an increase in dividends paid.

Investments in the Business
Investments in our business include both expenditures required to maintain the operations of our equipment and facilities as well as expenditures in support of our strategic initiatives. During the first six months of 2010, we used cash of $22.3 million for capital expenditures, an increase of $8.6 million from the comparable period of 2009.
In December 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. In February 2010, the Board of Directors extended the term of this program through February 20, 2011. We have spent $2.9 million on the repurchase of common shares during the first six months of 2010. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows. As of June 30, 2010, approximately $158 million remains authorized for future repurchases under this program.
Debt to Capital
Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be more appropriate than total debt for measuring our financial leverage as it better measures our ability to meet our funding needs.

	June 30,	December 31,
(In millions)	2010	2009

Total Debt	$504.0	$497.2
Total Hubbell Shareholders’ Equity	1,360.6	1,298.2

Total Capital	$1,864.6	$1,795.4

Total Debt to Total Capital	27%	28%
Cash and Investments	$325.9	$286.6
Net Debt	$178.1	$210.6
Net Debt to Total Capital	10%	12%
At June 30, 2010, the Company’s total debt consisted of $3.4 million of short-term debt and $500.6 million of long-term notes, net of unamortized discount and a basis adjustment related to a fair value interest rate swap. These fixed-rate notes, with amounts of $200 million and $300 million due in 2012 and 2018, respectively, are callable with a make whole provision and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at June 30, 2010.
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

As of June 30, 2010, the Company’s $350 million committed bank credit facility had not been drawn against and remains a backup to our commercial paper program. Although not the principal source of liquidity, we believe our credit facility is capable of providing significant financing flexibility at reasonable rates of interest. However, in the event of a significant deterioration in the results of our operations or cash flows, leading to deterioration in financial condition, our borrowing costs could increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements.
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
The Company maintains a conservative financial structure to provide the strength and flexibility necessary to achieve its strategic objectives. Although credit markets in the United States, including the commercial paper market, have stabilized, there remains a risk of volatility and illiquidity. However, despite the adverse market conditions, the Company has been able to readily meet all its funding needs and currently believes that sufficient funds will be available to meet the Company’s needs in the foreseeable future. Management will continue to closely monitor the Company’s liquidity and the credit markets. However, management can not predict with any certainty the impact to the Company of any further disruption in the credit environment.
Critical Accounting Estimates
A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first six months of 2010, there were no significant changes in our estimates and critical accounting policies.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. The Company’s procurement strategy continues to emphasize an increased level of purchases from international locations, primarily China and India, which subjects the Company to increased political and foreign currency exchange risk. Changes in the Chinese government’s policy regarding the value of the Chinese currency versus the U.S. dollar has not had a significant impact on our financial condition, results of operations or cash flows. However, strengthening of the Chinese currency could increase the cost of the Company’s products procured from this country. These factors have not increased significantly since the beginning of 2010. Accordingly, there has been no significant change in the Company’s strategies to manage these exposures during the first six months of 2010. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.
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

			Approximate
	Total		Dollar Value of
	Number		Shares that May
	of Class B	Average	Yet Be Purchased
	Shares	Price Paid	Under the Dec.
	Purchased	per Class B	2007 Program
Period	(000’s)	Share	(000’s)
Balance as of March 31, 2010			$161,000
April 2010	—	$—	161,000
May 2010	—	—	161,000
June 2010	70	41.79	158,100

Total for the quarter ended June 30, 2010	70	$41.79	$158,100
The Company did not repurchase any Class A common shares during the quarter ended, June 30, 2010.
ITEM 6. EXHIBITS
EXHIBITS

Number		Description

31.1	*	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS	**	XBRL Instance Document.

Number		Description

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**
In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 23, 2010	HUBBELL INCORPORATED

/s/ David G. Nord	/s/ Darrin S. Wegman

David G. Nord	Darrin S. Wegman
Senior Vice President and Chief Financial Officer	Vice President, Controller (Chief Accounting Officer)