Form 10-Q
period 2010-09-30
HUBBELL INC
filed 2010-10-22
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of October 18, 2010 were 7,167,506 and 52,855,773, respectively.

HUBBELL INCORPORATED

Page
Part I—Financial Information

Item 1. Financial Statements — (unaudited)

Condensed Consolidated Statement of Income — Three and nine months ended September 30, 2010 and 2009	3

Condensed Consolidated Balance Sheet — September 30, 2010 and December 31, 2009	4

Condensed Consolidated Statement of Cash Flows — Nine Months Ended September 30, 2010 and 2009	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

Part II—Other Information

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6. Exhibits	27

Signatures	28

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ITEM 1. FINANCIAL STATEMENTS
HUBBELL INCORPORATED
Condensed Consolidated Statement of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Net Sales	$685.0	$593.9	$1,901.9	$1,763.7
Cost of goods sold	449.8	401.0	1,280.0	1,229.6

Gross Profit	235.2	192.9	621.9	534.1
Selling & administrative expenses	117.6	101.6	345.1	318.9

Operating income	117.6	91.3	276.8	215.2

Interest expense, net	(7.8)	(7.7)	(22.9)	(23.0)
Other (expense) income, net	(0.6)	0.3	(1.6)	(0.7)

Total other expense, net	(8.4)	(7.4)	(24.5)	(23.7)
Income before income taxes	109.2	83.9	252.3	191.5
Provision for income taxes	37.5	26.4	83.7	60.3

Net income	71.7	57.5	168.6	131.2
Less: Net income attributable to noncontrolling interest	0.4	0.2	1.1	0.7

Net income attributable to Hubbell	$71.3	$57.3	$167.5	$130.5

Earnings per share
Basic	$1.19	$1.01	$2.79	$2.31
Diluted	$1.18	$1.01	$2.77	$2.31
Cash dividends per common share	$0.36	$0.35	$1.08	$1.05
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Balance Sheet
(unaudited)
(in millions)

	September 30, 2010	December 31, 2009

ASSETS
Current Assets
Cash and cash equivalents	$342.8	$258.5
Short-term investments	11.4	2.6
Accounts receivable, net	409.4	310.1
Inventories, net	294.0	263.5
Deferred taxes and other	67.5	68.7

Total current assets	1,125.1	903.4
Property, Plant, and Equipment, net	357.7	368.8
Other Assets
Investments	31.0	25.5
Goodwill	746.6	743.7
Intangible assets and other	348.8	361.4

Total Assets	$2,609.2	$2,402.8

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$2.3	$—
Accounts payable	172.9	130.8
Accrued salaries, wages and employee benefits	65.7	62.8
Accrued insurance	51.0	49.3
Dividends payable	21.6	20.9
Other accrued liabilities	163.9	154.7

Total current liabilities	477.4	418.5
Long-Term Debt	502.1	497.2
Other Non-Current Liabilities	196.8	185.1

Total Liabilities	1,176.3	1,100.8
Hubbell Shareholders’ Equity	1,428.9	1,298.2
Noncontrolling interest	4.0	3.8

Total Equity	1,432.9	1,302.0

Total Liabilities and Equity	$2,609.2	$2,402.8

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Statement of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended
	September 30
	2010	2009
Cash Flows from Operating Activities
Net income	$168.6	$131.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54.8	51.1
Deferred income taxes	4.7	13.0
Stock-based compensation	6.9	6.2
Tax benefit on stock-based awards	(2.4)	(0.2)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(97.4)	31.4
(Increase) decrease in inventories	(29.3)	90.1
Increase (decrease) in current liabilities	59.4	(31.9)
Changes in other assets and liabilities, net	13.8	11.6
Contribution to defined benefit pension plans	(2.6)	(2.4)
Other, net	(0.5)	(3.0)

Net cash provided by operating activities	176.0	297.1

Cash Flows from Investing Activities
Capital expenditures	(33.8)	(19.3)
Acquisition of businesses, net of cash acquired	—	(0.3)
Purchases of available-for-sale investments	(22.1)	(5.3)
Proceeds from available-for-sale investments	10.1	11.6
Other, net	2.3	1.7

Net cash used in investing activities	(43.5)	(11.6)

Cash Flows from Financing Activities
Short-term debt borrowings, net	2.2	—
Payment of dividends	(64.0)	(59.1)
Payment of dividends to noncontrolling interest	(0.9)	(0.3)
Acquisition of common shares	(2.9)	—
Proceeds from exercise of stock options	11.1	2.7
Tax benefit on stock-based awards	2.4	0.2

Net cash used in financing activities	(52.1)	(56.5)

Effect of foreign currency exchange rate changes on cash and cash equivalents	3.9	5.2

Increase in cash and cash equivalents	84.3	234.2
Cash and cash equivalents
Beginning of period	258.5	178.2

End of period	$342.8	$412.4

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
Revision to Financial Statement Presentation
During the September 30, 2010 quarter-end process, we determined that the December 31, 2009 and subsequent reporting periods deferred tax assets and deferred tax liabilities related to a fourth quarter 2009 acquisition were misclassified, primarily as a result of improperly applying the jurisdictional netting rules of the Income Taxes Topic of the Codification. The Company has assessed the materiality of this correction in accordance with the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 99 “Materiality”and has concluded that the previously issued financial statements are not materially misstated. In accordance with the SEC’s SAB No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company has corrected the immaterial misstatement by revising the prior period condensed consolidated balance sheet by decreasing current deferred tax assets (reflected in Deferred taxes and other) by $17.1 million, decreasing non-current deferred tax assets (reflected in Intangible assets and other) by $44.6 million and by decreasing its non-current deferred tax liability (reflected in Other Non-current liabilities) by $61.7 million. This revision did not impact the condensed consolidated statement of income or the condensed consolidated statement of cash flows for any period.
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board ("FASB") issued new guidance that both expanded and clarified the disclosure requirements related to fair value measurements. Entities are required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy and describe the reasons for the transfers. Additionally, entities are required to disclose and roll forward Level 3 activity on a gross basis rather than as one net number. The new guidance also clarified that entities are required to provide fair value measurement disclosures for each class of assets and liabilities. In addition, entities are required to provide disclosures about the valuation techniques and inputs used to measure fair value of assets and liabilities that fall within Level 2 or Level 3 of the fair value valuation hierarchy. The new disclosures were adopted by the Company on January 1, 2010, except for the Level 3 roll forward disclosures. The Level 3 roll forward disclosures are effective for fiscal years beginning after December 15, 2010 and, as a result, will be adopted by the Company on January 1, 2011. See Note 12 — Fair Value Measurement.

Effective January 2010, an amendment to the Consolidation Topic of the Codification replaced the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”). The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE. The Company has a 50% interest in a joint venture in Hong Kong, established as Hubbell Asia Limited (“HAL”). The principal objective of HAL is to manage the operations of its wholly-owned manufacturing company in the People’s Republic of China. Under the new accounting guidance, the Company continues to be the primary beneficiary of HAL and as a result continues to consolidate HAL. This determination is based on the fact that HAL’s sole business purpose is to manufacture product exclusively for the Company (the power criterion) and the Company is financially responsible for ensuring HAL maintains a fixed operating margin (the losses/benefit criterion). The consolidation of HAL is not material to the Company’s consolidated financial statements.
2. Segment Information
The Company’s reporting segments consist of the Electrical segment and the Power segment. The following table sets forth financial information by business segment (in millions):

					Operating Income
	Net Sales		Operating Income		as a % of Net Sales
	2010	2009	2010	2009	2010	2009
Three Months Ended September 30,
Electrical	$490.6	$414.2	$83.9	$51.5	17.1%	12.4%
Power	194.4	179.7	33.7	39.8	17.3%	22.1%

Total	$685.0	$593.9	$117.6	$91.3	17.2%	15.4%

Nine Months Ended September 30,
Electrical	$1,358.3	$1,213.7	$185.1	$110.4	13.6%	9.1%
Power	543.6	550.0	91.7	104.8	16.9%	19.1%

Total	$1,901.9	$1,763.7	$276.8	$215.2	14.6%	12.2%

3. Business Acquisitions
The Company accounts for acquisitions in accordance with the Business Combinations Topic of the Codification. On October 2, 2009, the Company completed the purchase of Burndy Americas Inc. (“Burndy”) for $355.2 million in cash (net of cash acquired of $33.6 million). Burndy is a leading North American manufacturer of connectors, cable accessories and tooling. Burndy serves commercial and industrial markets and utility customers primarily in the United States (with approximately 25% of its sales in Canada, Mexico and Brazil). This acquisition was completed to complement Hubbell’s existing product offerings. The Burndy acquisition was added to the electrical systems business within the Electrical Segment.
4. Inventories, net
Inventories, net are comprised of the following (in millions):

	September 30, 2010	December 31, 2009
Raw material	$99.7	$88.0
Work-in-process	65.6	62.0
Finished goods	200.4	185.2

	365.7	335.2
Excess of FIFO over LIFO cost basis	(71.7)	(71.7)

Total	$294.0	$263.5

5. Goodwill and Other Intangible Assets
Changes in the carrying values of goodwill for the nine months ended September 30, 2010, by segment, were as follows (in millions):
Goodwill

	Segment
	Electrical	Power	Total
Balance December 31, 2009	$465.2	$278.5	$743.7
Adjustments	4.7	(3.2)	1.5
Translation adjustments	1.2	0.2	1.4

Balance September 30, 2010	$471.1	$275.5	$746.6

During the third quarter of 2010, the Company recorded a $3.7 million purchase accounting adjustment in the Electrical segment related to deferred tax assets associated with the Burndy acquisition. The Company plans on finalizing the tax attributes related to this acquisition during the fourth quarter of 2010.
Additionally, upon finalization of the Company’s 2009 federal income tax return, adjustments were recorded related to the 2008 acquisitions of the Varon Lighting Group, LLC and CDR Systems Corp. These adjustments, recorded in the Electrical and Power segments, were $1.0 million and ($3.2) million, respectively.
The carrying value of other intangible assets included in Intangible assets and other in the Condensed Consolidated Balance Sheet is as follows (in millions):
Other Intangible Assets

	September 30, 2010		December 31, 2009
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization
Definite-lived:
Patents, tradenames and trademarks	$83.3	$(14.2)	$83.0	$(11.0)
Customer/Agent relationships and other	182.4	(31.4)	181.3	(22.0)

Total	265.7	(45.6)	264.3	(33.0)
Indefinite-lived:
Tradenames and other	56.3	—	56.2	—

Total	$322.0	$(45.6)	$320.5	$(33.0)

Amortization expense associated with these definite-lived intangible assets for the nine months ended September 30, 2010 was $12.3 million. Amortization expense associated with these intangible assets for the full year is expected to be $16.4 million in 2010, $16.0 million in 2011, $15.3 million in 2012, $14.9 million in 2013, $14.1 million in 2014 and $13.1 million in 2015.

6. Total Equity
Total equity is comprised of the following (in millions, except per share amounts):

	September 30,	December 31,
	2010	2009
Common stock, $.01 par value:
Class A — authorized 50.0 shares; issued and outstanding 7.2 and 7.2 shares	$0.1	$0.1
Class B — authorized 150.0 shares; issued and outstanding 52.8 and 52.5 shares	0.5	0.5
Additional paid-in-capital	175.2	158.4
Retained earnings	1,310.7	1,208.0
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(69.2)	(71.7)
Cumulative translation adjustment	10.5	2.7
Unrealized gain on investment, net of tax	0.8	0.5
Cash flow hedge gain (loss), net of tax	0.3	(0.3)

Total Accumulated other comprehensive loss	(57.6)	(68.8)

Hubbell Shareholders’ equity	1,428.9	1,298.2
Noncontrolling interest	4.0	3.8

Total equity	$1,432.9	$1,302.0

A summary of the changes in equity for the nine months ended September 30, 2010 and 2009 is provided below (in millions):

	Nine Months Ended September 30,
	2010			2009
	Hubbell			Hubbell
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
	Equity	interest	Equity	Equity	interest	Equity
Equity, beginning of period	$1,298.2	$3.8	$1,302.0	$1,008.1	$3.0	$1,011.1
Total comprehensive income	178.7	1.1	179.8	160.3	0.7	161.0
Stock-based compensation	6.9	—	6.9	6.2	—	6.2
Exercise of stock options	11.1	—	11.1	2.7	—	2.7
Income tax windfall from stock-based awards, net	2.4	—	2.4	0.2	—	0.2
Acquisition/surrender of common shares	(3.6)	—	(3.6)	—	—	—
Issuance of shares related to director’s deferred compensation	—	—	—	4.3	—	4.3
Dividends to noncontrolling interest	—	(0.9)	(0.9)	—	(0.3)	(0.3)
Cash dividends declared	(64.8)	—	(64.8)	(59.3)	—	(59.3)

Equity, end of period	$1,428.9	$4.0	$1,432.9	$1,122.5	$3.4	$1,125.9

The detailed components of total comprehensive income are presented in Note 7 — Comprehensive Income.

7. Comprehensive Income
Total comprehensive income and its components are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Net income	$71.7	$57.5	$168.6	$131.2
Foreign currency translation adjustments	14.2	6.2	7.8	28.3
Amortization of net prior service costs and net actuarial losses, net of tax	0.8	1.1	2.5	3.5
Change in unrealized gains on investments, net of tax	0.2	0.1	0.3	0.2
Change in unrealized (losses) gains on cash flow hedges, net of tax	(0.2)	(0.7)	0.6	(2.2)

Total Comprehensive income	86.7	64.2	179.8	161.0
Less: Comprehensive income attributable to noncontrolling interest	0.4	0.2	1.1	0.7

Comprehensive income attributable to Hubbell	$86.3	$64.0	$178.7	$160.3

8. Earnings Per Share
The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.
The following table sets forth the computation of earnings per share for the three and nine months ended September 30, 2010 and 2009 (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Numerator:
Net income attributable to Hubbell	$71.3	$57.3	$167.5	$130.5
Less: Earnings allocated to participating securities	0.3	0.3	0.7	0.6

Net income available to common shareholders	71.0	57.0	166.8	129.9

Denominator:
Average number of common shares outstanding	59.8	56.3	59.8	56.2
Potential dilutive shares	0.4	0.2	0.4	0.1

Average number of diluted shares outstanding	60.2	56.5	60.2	56.3

Earnings per share:
Basic	$1.19	$1.01	$2.79	$2.31
Diluted	$1.18	$1.01	$2.77	$2.31

Anti-dilutive securities excluded from the calculation of earnings per diluted share:
Stock options and performance shares	0.8	1.4	0.8	2.1
Stock appreciation rights	1.6	1.2	1.6	1.8

9. Pension and Other Benefits
The following table sets forth the components of pension and other benefits cost for the three and nine months ended September 30, (in millions):

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Components of net periodic benefit cost for the three months ended September 30
Service cost	$3.0	$3.0	$0.1	$—
Interest cost	9.4	9.5	0.5	0.4
Expected return on plan assets	(10.4)	(9.4)	—	—
Amortization of prior service cost	0.1	—	—	—
Amortization of actuarial losses/(gains)	1.3	2.2	(0.1)	—

Net periodic benefit cost	$3.4	$5.3	$0.5	$0.4

Components of net periodic benefit cost for the nine months ended September 30
Service cost	$9.1	$9.2	$0.2	$0.1
Interest cost	28.1	27.7	1.6	1.3
Expected return on plan assets	(31.3)	(28.0)	—	—
Amortization of prior service cost	0.2	0.2	—	(0.1)
Amortization of actuarial losses/(gains)	3.8	5.5	(0.2)	—

Net periodic benefit cost	$9.9	$14.6	$1.6	$1.3

Employer Contributions
The Company anticipates contributing approximately $7.0 million to its foreign plans during 2010, of which $2.6 million has been contributed through September 30, 2010. Although not required under the Pension Protection Act of 2006, the Company may make a voluntary contribution to its qualified domestic benefit pension plans in 2010.
10. Guarantees
The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.
The Company records a liability equal to the fair value of guarantees in accordance with the Guarantees Topic of the Codification. As of September 30, 2010, the fair value and maximum potential payment related to the Company’s guarantees were not material.
The Company offers product warranties which cover defects on most of its products. These warranties primarily apply to products that are properly installed, maintained and used for their intended purpose. The Company accrues estimated warranty costs at the time of sale. Estimated warranty expenses are based upon historical information such as past experience, product failure rates, or the number of units to be repaired or replaced. Adjustments are made to the product warranty accrual as claims are incurred or as historical experience indicates. The product warranty accrual is reviewed for reasonableness on a quarterly basis and is adjusted as additional information regarding expected warranty costs becomes known.

Changes in the accrual for product warranties during the nine months ended September 30, 2010 are set forth below (in millions):

Balance at December 31, 2009	$9.0
Provision	5.4
Expenditures/other	(7.8)

Balance at September 30, 2010	$6.6

11. Income Taxes
The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Internal Revenue Service (“IRS”) and other tax authorities routinely audit the Company’s tax returns. These audits can involve complex issues which may require an extended period of time to resolve. During the third quarter of 2010, the IRS concluded an audit of the Company’s 2006 and 2007 federal income tax returns. As a result of this audit, the Company recorded an additional $2.2 million of income tax expense during the third quarter of 2010. A cash payment of $12.7 million related to this audit was made in October 2010.
12. Fair Value Measurement
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

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2010 and December 31, 2009 (in millions):

	Quoted Prices in	Quoted Prices in
	Active Markets	Active Markets
	for Identical	for Similar Assets
Asset (Liability)	Assets (Level 1)	(Level 2)	Total
September 30, 2010
Available for sale investments	$39.9	$—	$39.9
Trading securities	2.5	—	2.5
Deferred compensation plan liabilities	(2.5)	—	(2.5)
Derivatives:
Forward exchange contracts	—	(0.2)	(0.2)
Interest rate swap	—	4.1	4.1

	$39.9	$3.9	$43.8

December 31, 2009
Available for sale investments	$25.9	$—	$25.9
Trading securities	2.2	—	2.2
Deferred compensation plan liabilities	(1.6)	—	(1.6)
Derivatives:
Forward exchange contracts	—	(1.1)	(1.1)
Interest rate swap	—	(0.5)	(0.5)

	$26.5	$(1.6)	$24.9

The methods and assumptions used to estimate the Level 2 fair values were as follows:
Forward exchange contracts — The fair value of forward exchange contracts were based on quoted forward foreign exchange prices at the reporting date.
Interest rate swap — The fair value of interest rate swap agreements were estimated based on the LIBOR yield curves at the reporting date.
During the three and nine months ended September 30, 2010, there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. At September 30, 2010 and December 31, 2009, the Company did not have any financial assets or liabilities that fell within the Level 3 hierarchy.
Investments
At September 30, 2010 and December 31, 2009, the Company had $39.9 million and $25.9 million, respectively, of municipal bonds classified as available-for-sale securities. The Company also had $2.5 million and $2.2 million of trading securities as of September 30, 2010 and December 31, 2009, respectively. These investments are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.
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
The fair values of derivative instruments in the Condensed Consolidated Balance Sheet are as follows (in millions):

	Asset/(Liability) Derivatives
		Fair Value
Derivatives designated as hedges	Balance Sheet Location	September 30, 2010	December 31, 2009
Forward exchange contracts designated as cash flow hedges	Other accrued liabilities	$(0.3)	$(1.1)
Forward exchange contracts designated as cash flow hedges	Deferred taxes and other	0.1	—
Interest rate swap designated as a fair value hedge	Intangible assets and other	4.1	—
Interest rate swap designated as a fair value hedge	Other non-current liabilities	—	(0.5)

		$3.9	$(1.6)

Forward exchange contracts
In 2010 and 2009, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases. As of September 30, 2010, the Company had 18 individual forward exchange contracts, each for $1.0 million, which have various expiration dates through September 2011. These contracts have been designated as cash flow hedges in accordance with the Derivatives and Hedging Topic of the Codification.
The following table summarizes the amounts recognized in Accumulated other comprehensive loss related to these forward exchange contracts (in millions):

Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss	September 30, 2010	December 31, 2009
Forward exchange contracts	$(0.1)	$(0.7)
The following table summarizes the gains/(losses) reclassified from Accumulated other comprehensive loss into income related to these forward exchange contracts (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
Location of Gain/(Loss) Reclassified into Income (Effective Portion)	2010	2009	2010	2009
Cost of goods sold	$(0.1)	$(0.3)	$(1.2)	$1.1
There was no hedge ineffectiveness with respect to the forward exchange cash flow hedges during the three and nine months ended September 30, 2010 and 2009.

Interest Rate Swaps
In May 2009, the Company entered into a three year interest rate swap for an aggregate notional amount of $200 million to manage its exposure to changes in the fair value of its 6.375% $200 million fixed rate debt maturing in May 2012. Under the swap, the Company receives interest based on a fixed rate of 6.375% and pays interest based on a floating one month LIBOR rate plus a spread. The interest rate swap is designated as a fair value hedge and qualifies for the “short-cut” method; as such, no hedge ineffectiveness is recognized. The interest rate swap is recorded at fair value, with an offsetting amount recorded against the carrying value of the fixed-rate debt. As a result of entering into the interest rate swap interest expense was reduced $0.5 million during both the three months ended September 30, 2010 and 2009. During the nine months ended September 30, 2010 and 2009, interest expense was reduced $1.7 million and $0.8 million, respectively, as a result of entering into the interest rate swap.
Interest Rate Locks
Prior to the 2002 and 2008 issuance of long-term notes, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2002 interest rate lock resulted in a $1.3 million loss while the 2008 interest rate lock resulted in a $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. The amortization associated with these interest rate locks is reflected in Interest expense, net in the Condensed Consolidated Statement of Income. There were $0.4 million of net unamortized gains remaining related to these interest rate locks as of September 30, 2010 and December 31, 2009.
Long-term Debt
The total carrying value of long-term debt as of September 30, 2010 and December 31, 2009 was $502.1 million and $497.2 million, respectively, net of unamortized discount and a basis adjustment related to a fair value hedge. As of September 30, 2010 and December 31, 2009, the estimated fair value of the long-term debt was $572.5 million and $539.6 million, respectively, based on quoted market prices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW OF THE BUSINESS
Our Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for the three and nine months ended September 30, 2010 are included under “Segment Results” within this Management’s Discussion and Analysis.
During 2010, we are experiencing mixed demand in our served markets resulting in overall organic demand comparable to 2009. We are continuing to execute a business plan focused on:
•	Revenue
Organic demand in 2010 is expected to be comparable to 2009 primarily due to strength in the industrial and utility markets offset by weakness in the U.S. non-residential construction market. The Company remains focused on expanding market share through an emphasis on new product introductions and more effective utilization of sales and marketing efforts across the organization.
•	Price Realization
In 2010, we have continued to exercise pricing discipline. However market conditions have made price realization more challenging in 2010 compared to 2009 and we expect the pricing environment to remain competitive for the remainder of the year.
•	Cost Containment
Global sourcing. We remain focused on expanding our global product and component sourcing and supplier cost reduction program. We continue to consolidate suppliers, utilize reverse auctions and partner with vendors to shorten lead times, improve quality and delivery and reduce costs.
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

Results of Operations — Third Quarter of 2010 compared to the Third Quarter of 2009
Summary of Consolidated Results (in millions, except per share data):

	Three Months Ended September 30
	2010	% of Net sales	2009	% of Net sales
Net Sales	$685.0		$593.9
Cost of goods sold	449.8		401.0

Gross Profit	235.2	34.3%	192.9	32.5%
Selling & administrative expense	117.6	17.2%	101.6	17.1%

Operating income	117.6	17.2%	91.3	15.4%
Net income attributable to Hubbell	71.3	10.4%	57.3	9.6%
Earnings per share — diluted	$1.18		$1.01
Net Sales
Net sales of $685.0 million for the third quarter of 2010 increased 15% compared to the third quarter of 2009 due to the Burndy acquisition and higher organic volume. Compared to the third quarter of 2009, the Burndy acquisition added approximately nine percentage points to net sales while organic volume increased net sales by six percentage points.
Gross Profit
The consolidated gross profit margin in the third quarter of 2010 was 34.3% compared to 32.5% in the third quarter of 2009. The increase in gross profit margin was primarily due to productivity improvements, including improved factory utilization, higher industrial mix and the Burndy acquisition. These improvements were partially offset by higher commodity costs.
Selling & Administrative Expenses (“S&A”)
S&A expenses in the third quarter of 2010 were $117.6 million compared to $101.6 million in the third quarter of 2009. The increase was due to incremental Burndy S&A costs and higher volume, partially offset by the absence of costs associated with the 2009 Burndy acquisition. As a percentage of net sales, S&A expenses were 17.2% in the third quarter of 2010 compared to 17.1% in the third quarter of 2009.
Total Other Expense, net
Total other expense, net increased $1.0 million in the third quarter of 2010 compared to the third quarter of 2009. This increase is primarily due to net foreign currency transaction losses in the third quarter of 2010 compared to net foreign currency gains in the comparable prior year period.
Income Taxes
The effective tax rate in the third quarter of 2010 increased to 34.3% from 31.5% in the third quarter of 2009 due to the expiration of the federal research and development tax credit and $2.2 million of additional expense related to the conclusion of an IRS audit of the Company’s 2006 and 2007 federal income tax returns.
Net income attributable to Hubbell and Earnings Per Diluted Share
Net income attributable to Hubbell and earnings per diluted share increased 24% and 17%, respectively, in the third quarter of 2010 compared to the third quarter of 2009. The increase in net income attributable to Hubbell is due to higher operating income partially offset by a higher tax rate. The increase in earnings per diluted share is due to higher net income attributable to Hubbell partially offset by an increase in the average shares outstanding due to shares issued in the fourth quarter of 2009.

Segment Results
Electrical

	Three Months Ended
	September 30
(In millions)	2010	2009
Net sales	$490.6	$414.2
Operating income	83.9	51.5
Operating margin	17.1%	12.4%
Net sales in the Electrical segment increased 18% in the third quarter of 2010 compared with the third quarter of 2009 due to the Burndy acquisition and higher organic volume, including high voltage test equipment sales. Compared to the third quarter of 2009, the Burndy acquisition added approximately thirteen percentage points to net sales. In addition, organic volume increased net sales by five percentage points.
Within the segment, electrical systems products net sales increased 36% in the third quarter of 2010 compared to the third quarter of 2009 due to the Burndy acquisition and higher organic volume. Net sales of wiring products increased 14% while electrical products increased 10% with higher industrial net sales, including high voltage test equipment. Sales of lighting products decreased 3% in the third quarter of 2010 compared to 2009 primarily due to lower demand from the commercial and industrial lighting market. Compared to the third quarter of 2009, sales of commercial and industrial lighting products decreased 4% while sales of residential lighting products were comparable year-over-year.
Operating income in the third quarter of 2010 increased 63% to $83.9 million compared to the third quarter of 2009 primarily due to incremental operating income associated with Burndy, higher volume, productivity improvements, (including improved factory utilization) and a higher mix of industrial sales. Operating margin increased by 470 basis points primarily due to productivity improvements, including improved factory utilization, higher industrial mix and the impact of Burndy. Within the segment, electrical systems products operating income and operating margin increased while lighting products operating income and operating margin declined compared to the third quarter of 2009.
Power

	Three Months Ended
	September 30
(In millions)	2010	2009
Net sales	$194.4	$179.7
Operating income	33.7	39.8
Operating margin	17.3%	22.1%
Net sales in the Power segment increased 8% in the third quarter of 2010 compared to the third quarter of 2009. Organic volume increased net sales by approximately seven percentage points due to higher net sales of distribution products. In addition, foreign currency translation was favorable by one percentage point.
Operating income decreased 15% to $33.7 million and operating margin decreased 480 basis points to 17.3% in the third quarter of 2010 compared to the third quarter of 2009. These declines were primarily due to increased commodity costs, unfavorable mix and higher S&A costs.

Results of Operations — Nine Months Ended September 30, 2010 compared to the Nine Months Ended September 30, 2009
Summary of Consolidated Results (in millions, except per share data):

	Nine Months Ended September 30
	2010	% of Net sales	2009	% of Net sales
Net Sales	$1,901.9		$1,763.7
Cost of goods sold	1,280.0		1,229.6

Gross Profit	621.9	32.7%	534.1	30.3%
Selling & administrative expense	345.1	18.1%	318.9	18.1%

Operating income	276.8	14.6%	215.2	12.2%
Net income attributable to Hubbell	167.5	8.8%	130.5	7.4%
Earnings per share — diluted	$2.77		$2.31
Net Sales
Net sales of $1,901.9 million for the first nine months of 2010 increased 8% compared to the first nine months of 2009 due to the Burndy acquisition and favorable foreign currency translation. Partially offsetting these increases was weaker market demand, primarily in the non-residential construction market, lower high voltage test equipment net sales and lower storm related volume within the Power segment. Compared to the first nine months of 2009, organic volume decreased 1% while Burndy added approximately nine percentage points to net sales. Lower storm shipments reduced net sales one percentage point while foreign currency translation increased net sales by one percentage point.
Gross Profit
The consolidated gross profit margin in the first nine months of 2010 was 32.7% compared to 30.3% in the first nine months of 2009. The increase in gross profit margin in the first nine months of 2010 was primarily due to productivity improvements, including improved factory utilization, and the Burndy acquisition. These improvements were partially offset by higher commodity costs.
Selling & Administrative Expenses
S&A expenses in the first nine months of 2010 were $345.1 million compared to $318.9 million in the first nine months of 2009. Incremental Burndy S&A costs were partially offset by lower legal and professional fees associated with the 2009 Burndy acquisition, and lower costs associated with workforce reduction actions. As a percentage of net sales, S&A expenses were 18.1% in both the first nine months of 2010 and 2009.
Total Other Expense, net
Total other expense, net increased $0.8 million in the first nine months of 2010 compared to the first nine months of 2009. This increase is primarily due to net foreign currency transaction losses in the first nine months of 2010 compared to net foreign currency gains in the comparable prior year period.
Income Taxes
The effective tax rate in the first nine months of 2010 increased to 33.2% from 31.5% in the first nine months of 2009 primarily due to the expiration of the federal research and development tax credit and $2.2 million of additional expense related to the conclusion of an IRS audit of the Company’s 2006 and 2007 federal income tax returns.

Net income attributable to Hubbell and Earnings Per Diluted Share
Net income attributable to Hubbell and earnings per diluted share increased 28% and 20%, respectively, in the first nine months of 2010 compared to the first nine months of 2009. The increase in net income attributable to Hubbell is due to higher operating income partially offset by a higher tax rate. The increase in earnings per diluted share is due to higher net income attributable to Hubbell partially offset by an increase in the average shares outstanding due to shares issued in the fourth quarter of 2009.
Segment Results
Electrical

	Nine Months Ended
	September 30
(In millions)	2010	2009
Net sales	$1,358.3	$1,213.7
Operating income	185.1	110.4
Operating margin	13.6%	9.1%
Net sales in the Electrical segment increased 12% in the first nine months of 2010 compared with the first nine months of 2009 due to the Burndy acquisition and favorable foreign currency translation partially offset by lower market demand, primarily in the non-residential construction market and lower high voltage test equipment net sales. Compared to the first nine months of 2009, the Burndy acquisition added approximately thirteen percentage points to net sales while organic volume decreased 2%. Foreign currency translation increased net sales by one percentage point.
Within the segment, electrical systems products net sales increased 28% in the first nine months of 2010 compared to the first nine months of 2009 due to the Burndy acquisition and favorable foreign currency translation. Net sales of wiring products increased 12% while electrical products increased 1%. Sales of lighting products decreased 7% in the first nine months of 2010 compared to 2009 due to lower demand in the commercial and industrial lighting market, partially offset by improved conditions in the residential market. Compared to the first nine months of 2009, sales of commercial and industrial lighting products decreased 10% due to lower demand in the non-residential construction market partially offset by increased demand in the renovation, relight and controls markets. Sales of residential lighting products increased 4%.
Operating income in the first nine months of 2010 increased 68% compared to the first nine months of 2009 primarily due to incremental operating income associated with Burndy, productivity improvements, including improved factory utilization; and lower costs incurred relating to workforce actions and facility consolidations. Operating margin increased by 450 basis points primarily due to productivity improvements and lower costs relating to workforce actions and facility consolidations. Within the segment both electrical systems products and lighting products operating income and operating margin increased compared to the first nine months of 2009.
Power

	Nine Months Ended
	September 30
(In millions)	2010	2009
Net sales	$543.6	$550.0
Operating income	91.7	104.8
Operating margin	16.9%	19.1%
Net sales in the Power segment decreased 1% in the first nine months of 2010 compared to the first nine months of 2009 due to lower storm related volume and unfavorable price realization. Market demand was comparable during the first nine months of 2010 compared to the first nine months of 2009. Lower storm related volume and unfavorable price realization reduced net sales by one percentage point each. Foreign currency translation increased net sales by one percentage point.

Operating income decreased 13% to $91.7 million and operating margin decreased 220 basis points to 16.9% in the first nine months of 2010 compared to the first nine months of 2009. These declines were primarily due to higher commodity costs, unfavorable price realization and lower storm related volume partially offset by productivity improvements.
OUTLOOK
Overall, 2010 net sales are expected to increase by approximately 7% compared to 2009 primarily due to the Burndy acquisition. Organic volume is expected to be comparable to 2009 as weakness in the non-residential construction market is expected to be offset by higher demand from the industrial, utility and residential markets. Foreign currency translation is expected to be favorable by approximately one percentage point compared to fiscal 2009.
We will continue to work on productivity initiatives, including further plant rationalization, better optimization of sourcing and management of the cost price equation to drive margin improvement in 2010. Overall operating margin is expected to improve by approximately 180 basis points compared to 2009. In 2010, we anticipate generating free cash flow (a non-GAAP measure defined as net cash provided by operating activities less capital expenditures) approximately equal to net income. We expect to continue to evaluate and pursue additional acquisitions to add to our portfolio.
In 2011, we expect Hubbell’s largest served market, non-residential construction, to decline in the mid-single digit range. Within the non-residential market, the public sector spending is forecasted to increase aided by the Federal stimulus plan. In addition, we expect to continue to realize the benefits of higher demand for our energy efficient products in the relight, renovation and building controls areas. The utility market is expected to grow with higher demand for our distribution products for maintenance of the infrastructure. We also expect increased spending on transmission projects as previously delayed projects begin in 2011. The industrial markets are expected to expand in the coming year due to increasing capacity utilization rates and higher spending on oil and gas projects. The residential market is forecasted to improve; however, the recovery is expected to be slow as the existing supply of inventory, including foreclosures, and high levels of unemployment are impediments to growth. Overall we expect our net sales to modestly increase in 2011 compared to 2010. We expect to continue to work on productivity initiatives, including further plant rationalization, better optimization of sourcing and management of the cost price equation to achieve our long term goal of expanding operating margin.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Nine Months Ended
	September 30
(In millions)	2010	2009
Net cash provided by (used in):
Operating activities	$176.0	$297.1
Investing activities	(43.5)	(11.6)
Financing activities	(52.1)	(56.5)
Effect of foreign currency exchange rate changes on cash and cash equivalents	3.9	5.2

Net change in cash and cash equivalents	$84.3	$234.2

Cash provided by operating activities for the nine months ended September 30, 2010 decreased from the comparable period in 2009 primarily as a result of higher working capital partially offset by higher net income. Working capital in the first nine months of 2010 used cash of $67.3 million compared to $89.6 million of cash provided during the first nine months of 2009. The higher level of working capital in 2010 consists of increases in accounts receivable and inventory principally due to higher sales, partially offset by higher levels of current liabilities, specifically accounts payable.

Investing activities used cash of $43.5 million in the first nine months of 2010 compared to cash used of $11.6 million during the comparable period in 2009. The change is due to higher levels of capital spending and higher net purchases of available for sale securities during the first nine months of 2010 as compared to the first nine months of 2009. Financing activities used cash of $52.1 million in the first nine months of 2010 compared to $56.5 million of cash used during the comparable period of 2009. The change is primarily due to higher proceeds from the exercise of stock options slightly offset by an increase in dividends paid.
Investments in the Business
Investments in our business include both expenditures required to maintain the operations of our equipment and facilities as well as expenditures in support of our strategic initiatives. During the first nine months of 2010, we used cash of $33.8 million for capital expenditures, an increase of $14.5 million from the comparable period of 2009.
In December 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. In February 2010, the Board of Directors extended the term of this program through February 20, 2011. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows. We have spent $2.9 million on the repurchase of common shares during the first nine months of 2010. As of September 30, 2010, approximately $158 million remains authorized for future repurchases under this program.
Debt to Capital
Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

	September 30,	December 31,
(In millions)	2010	2009
Total Debt	$504.4	$497.2
Total Hubbell Shareholders’ Equity	1,428.9	1,298.2

Total Capital	$1,933.3	$1,795.4

Total Debt to Total Capital	26%	28%
Cash and Investments	$385.2	$286.6
Net Debt	$119.2	$210.6
Net Debt to Total Capital	6%	12%
At September 30, 2010, the Company’s total debt consisted of $2.3 million of short-term debt and $502.1 million of long-term notes, net of unamortized discount and a basis adjustment related to a fair value interest rate swap. These fixed-rate notes, with amounts of $200 million and $300 million due in 2012 and 2018, respectively, are callable with a make whole provision and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at September 30, 2010.
The Company has a credit agreement with HSBC Bank for a 4.0 million Brazilian Real line of credit to fund its Brazilian operations. At September 30, 2010, the full amount of this line has been drawn down (equivalent to $2.3 million). This line of credit expires in March 2011 and is not subject to any annual commitment fees.

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
As of September 30, 2010, the Company’s $350 million committed bank credit facility had not been drawn against and remains a backup to our commercial paper program. Although not the principal source of liquidity, we believe our credit facility is capable of providing significant financing flexibility at reasonable rates of interest. However, in the event of a significant deterioration in the results of our operations or cash flows, leading to deterioration in financial condition, our borrowing costs could increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements.
We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2009. Since December 31, 2009, there were no material changes to our contractual obligations.
Internal cash generation together with currently available cash and investments, available borrowing facilities and credit lines, if needed, are expected to be sufficient to fund operations, the current rate of cash dividends, capital expenditures, and an increase in working capital that would be required to accommodate a higher level of business activity. We actively seek to expand by acquisition as well as through the growth of our current businesses. While a significant acquisition may require additional debt and/or equity financing, we believe that we would be able to obtain additional financing based on our favorable historical earnings performance and strong financial position.
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
Critical Accounting Estimates
A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first nine months of 2010, there were no significant changes in our estimates and critical accounting policies.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. The Company’s procurement strategy continues to emphasize an increased level of purchases from international locations, primarily China and India, which subjects the Company to increased political and foreign currency exchange risk. Changes in the Chinese government’s policy regarding the value of the Chinese currency versus the U.S. dollar has not had a significant impact on our financial condition, results of operations or cash flows. However, strengthening of the Chinese currency could increase the cost of the Company’s products procured from this country. These factors have not increased significantly since the beginning of 2010. Accordingly, there has been no significant change in the Company’s strategies to manage these exposures during the first nine months of 2010. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
In December 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. In February 2010, the Board of Directors extended the term of this program through February 20, 2011. Depending upon numerous factors, including market conditions and alternative uses of cash, the Company may conduct discretionary repurchases through open market and privately negotiated transactions during its normal trading windows. As of September 30, 2010, approximately $158 million remains authorized for future repurchases under this program.

ITEM 6. EXHIBITS
EXHIBITS

Number	Description
10.1	Hubbell Incorporated 2005 Incentive Award Plan, as Amended and Restated. Exhibit 10.1 of the registrant’s current report on Form 8-K filed May 7, 2010, is incorporated by reference.

31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

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

Date: October 22, 2010	HUBBELL INCORPORATED

/s/ David G. Nord David G. Nord	/s/ Darrin S. Wegman Darrin S. Wegman
Senior Vice President and Chief Financial Officer	Vice President, Controller (Chief Accounting Officer)