Form 10-K
period 2010-12-31
HUBBELL INC
filed 2011-02-16
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-2958
Hubbell Incorporated
(Exact name of registrant as specified in its charter)

State of Connecticut	06-0397030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
40 Waterview Drive, Shelton, CT (Address of principal executive offices)	06484 (Zip Code)

(475) 882-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of Exchange on which Registered

Class A Common — $.01 par value (20 votes per share)	New York Stock Exchange
Class B Common — $.01 par value (1 vote per share)	New York Stock Exchange
Series A Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange
Series B Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 was $2,180,251,177 *. The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of February 11, 2011 was 7,167,506 and 53,435,756, respectively.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the annual meeting of shareholders scheduled to be held on May 2, 2011, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.

*	Calculated by excluding all shares held by Executive Officers and Directors of registrant and the Louie E. Roche Trust, the Harvey Hubbell Trust, the Harvey Hubbell Foundation and the registrant’s pension plans, without conceding that all such persons or entities are “affiliates” of registrant for purpose of the Federal Securities Laws.

HUBBELL INCORPORATED

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2010

PART I

Item 1.	Business

Hubbell Incorporated (herein referred to as “Hubbell”, the “Company”, the “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries as the context may require) was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Hubbell is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, Mexico, China, Italy, the United Kingdom (“UK”), Brazil and Australia. Hubbell also participates in joint ventures in Taiwan, China, and maintains sales offices in Singapore, the Peoples Republic of China (“China”), Mexico, South Korea and countries in the Middle East.

The Company’s reporting segments consist of the Electrical segment (comprised of electrical systems products and lighting products) and the Power segment, as described below. See also Note 20 — Industry Segments and Geographic Area Information in the Notes to Consolidated Financial Statements.

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

ELECTRICAL SEGMENT

The Electrical segment (71%, 70% and 72% of consolidated revenues in 2010, 2009 and 2008, respectively) is comprised of businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, lighting fixtures and controls, as well as other electrical equipment. The products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians and telecommunications companies. In addition, certain businesses design and manufacture a variety of high voltage test and measurement equipment, industrial controls and communication systems used in the non-residential and industrial markets. Many of these products may also be found in the oil and gas (onshore and offshore) and mining industries. Certain lighting fixtures, wiring devices and electrical products also have residential and utility applications.

These products are primarily sold through electrical and industrial distributors, home centers, retail and hardware outlets, and lighting showrooms. Special application products are sold primarily through wholesale distributors to contractors, industrial customers and original equipment manufacturers (“OEMs”). High voltage products are sold primarily by direct sales to customers through our sales engineers. Hubbell maintains a sales and marketing organization to assist potential users with the application of certain products to their specific requirements, and with architects, engineers, industrial designers, OEMs and electrical contractors for the design of electrical systems to meet the specific requirements of industrial, non-residential and residential users. Hubbell is also represented by sales agents for its lighting fixtures and controls, electrical wiring devices, rough-in electrical products and high voltage products lines.

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

These products, sold under the Hubbell®, Kellems®, Bryant®, Burndy®, Wejtaptm, Hydenttm, Servit®, Hyground®, Burndyweld®, Implo®, Penetroxtm and Circuit Guard® trademarks, are sold to industrial, non-residential, utility and residential markets. Hubbell also manufactures TVSS (transient voltage surge suppression) devices, under the Spikeshield® trademark, which are designed to protect electronic equipment such as personal computers and other supersensitive electronic equipment.

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

Tooling and Cable Management Products

Hubbell manufactures and sells a wide array of tooling products including hydraulic, mechanical and pneumatic tooling, as well as the Patriot® family of battery tools for various applications. Hubbell also sells a variety of cable management products, including hand carts and spool carriers. Hubbell’s cable management products are sold under the Gleason Reel® and The Smart Cart® trademarks.

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

Lighting Products

Hubbell manufactures and sells lighting fixtures and controls for indoor and outdoor applications within three categories:

1) Commercial/Institutional and Industrial Outdoor, 2) Commercial/Institutional and Industrial Indoor, and 3) Residential.

A fast growing trend within all three of these categories is the adoption of light emitting diode (“LED”) technology as the light source. The Company has a broad array of LED-luminaire products within each category and the majority of new product development efforts are oriented towards expanding those offerings.

Commercial/Institutional and Industrial Outdoor products are sold under a number of brand names and trademarks, including Kim Lighting®, Architectural Area Lighting, Beacon Products, Hubbell Building Automation, Hubbell Outdoor Lighting, Security Lighting Systemstm, Spaulding Lightingtm, Whitewaytm, Sportsliter Solutionstm, Sterner Lightingtm and Devine Lightingtm and include:

• Fixtures used to illuminate athletic and recreational fields • Bollards • Canopy light fixtures • Decorative landscaping fixtures • Floodlights and poles • Flood/step/wall mounted lighting
•   Occupancy/dimming control sensors
•   Parking lot/parking garage fixtures
•   Site and area lighting fixtures
•   Signage fixtures
•   Pedestrian zone, path/egress, landscape, building and area lighting fixtures and poles

Commercial/Institutional and Industrial Indoor products are sold under the Alera Lightingtm, Precision-Paragon [P2], Kurt Versen, Prescolite®, Dual-Lite®, Compass® Products, Hubbell Building Automation, Hubbell Industrial Lighting, Chalmittm and Victortm trademarks and include:

  •   Architectural, specification and commercial grade fluorescent fixtures
•   Emergency lighting/exit signs
•   Fluorescent high bay fixtures
•   High intensity discharge high bay and low bay fixtures
•   Specification grade LED fixtures
• International Electrotechnical Commission lighting fixtures designed for hazardous, hostile corrosive applications
•   Inverter power systems
•   Recessed, surface mounted and track fixtures
• Occupancy, dimming and daylight harvesting sensors

Residential products are sold under the Progress Lighting®, Everlume®, HomeStyle® Lighting, and Thomasville Lighting® (a registered trademark of Thomasville Furniture Industries, Inc.) tradenames and include:

• Bath/vanity fixtures and fans	• Linear fluorescent
• Ceiling fans	• Outdoor and landscape fixtures
• Chandeliers, sconces, directionals	• Residential LED fixtures
• Close to ceiling fixtures	• Track and recessed lighting
• Dimmers and door chimes	• Under-cabinet lighting

POWER SEGMENT

The Power segment (29%, 30% and 28% of consolidated revenues in 2010, 2009 and 2008, respectively) consists of operations that design and manufacture various transmission, distribution, substation and telecommunications products primarily used by the utility industry. In addition, certain of these products are used in the civil construction and transportation industries. Products are sold to distributors and directly to users such as electric utilities, telecommunication companies, pipeline and mining operations, industrial firms, construction and engineering firms. While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a decrease in purchases by public utilities does affect this category.

Transmission and Distribution Products

Hubbell manufactures and sells a wide variety of electrical transmission, substation and distribution products. These products are sold under a number of brand names and trademarks, such as Ohio Brass®, Chance®, Anderson®, Fargo®, Hubbell®, Polycast®, Quazite®, Epoxiglas®, Comcore®, Electro Compositestm, USCOtm, CDRtm, Hot Box® and PCORE® and include:

•   Transformer equipment mounts
•   Arresters
•   Automatic line splice
•   Cable elbow terminations and accessories
•   High voltage condenser bushings
•   High voltage overhead and pad mounted switches
•   Hot line taps
•   Grounding equipment
•   Tool trailers
•   Cutouts and fuse links

    •   Mechanical and compression electrical connectors and tools
•   Programmable reclosers
•   Polymer concrete and fiberglass enclosures, equipment pads and drain products
•   Specialized hot line tools
•   Tower construction packages
•   Truck accessories
•   Sectionalizers
•   Insulators

Hubbell also manufactures and sells under the Chance® and/or Atlas Systems, Inc® trademarks products that include:

•	Line construction materials including power-installed foundation systems and earth anchors to secure overhead power and communications line poles, guyed and self-supporting towers, streetlight poles and pipelines. Additionally, helical pile foundation systems are used to support homes, buildings and solar applications, and earth anchors are used in a variety of farm, home and construction projects including soil screw and tie-back applications.

•	Pole line and tower hardware, including galvanized steel fixtures and extruded plastic materials used in overhead and underground line construction, connectors, fasteners, pole and cross arm accessories, insulator pins, mounting brackets and related components, and other accessories for making high voltage connections and linkages.

•	Construction tools and accessories for building overhead and underground power and telephone lines.

INFORMATION APPLICABLE TO ALL GENERAL CATEGORIES

International Operations

The Company has several operations located outside of the United States. These operations manufacture, assemble and/or market Hubbell products and service both the Electrical and Power segments.

As a percentage of total net sales, shipments from foreign operations directly to third parties were 17% in 2010 and 16% in both 2009 and 2008 with the Canada, UK and Switzerland operations representing approximately 29%, 20% and 18%, respectively, of 2010 international net sales. See also Note 20-Industry Segments and Geographic Area Information in the Notes to Consolidated Financial Statements.

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

Patents

Hubbell has approximately 1,370 active United States and foreign patents covering many of its products, which expire at various times. While Hubbell deems these patents to be of value, it does not consider its business to be dependent upon patent protection. Hubbell also licenses products under patents owned by others, as may be needed, and grants licenses under certain of its patents.

Working Capital

Inventory, accounts receivable and accounts payable levels, payment terms and, where applicable, return policies are in accordance with the general practices of the electrical products industry and standard business procedures. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Backlog

Backlog of orders believed to be firm at December 31, 2010 was approximately $271.5 million compared to $253.7 million at December 31, 2009. The increase in the backlog in 2010 is attributable to higher demand for renovation and relight as well as a strong rebound in spending for both distribution and transmission products compared to the prior year. Although this backlog is important, the majority of Hubbell’s revenues result from sales of inventoried products or products that have short periods of manufacture.

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

Research and Development

Research and development expenditures represent costs to discover and/or apply new knowledge in developing a new product or process, or in bringing about significant improvement in an existing product or process. Research and development expenses are recorded as a component of Cost of goods sold. Expenses for research and development were less than 1% of Cost of goods sold for each of the years 2010, 2009 and 2008.

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

Employees

As of December 31, 2010, Hubbell had approximately 13,000 salaried and hourly employees of which approximately 7,200 of these employees, or 55%, are located in the United States. Approximately 2,500 of these U.S. employees are represented by 17 labor unions. Hubbell considers its labor relations to be satisfactory.

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

Global economic uncertainty could adversely affect us.

During periods of global economic uncertainty, we could experience declines in revenues, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by economic challenges faced by our customers, prospective customers and suppliers.

We source products and materials from various suppliers located in countries throughout the world. A disruption in the availability, price, or quality of these products could impact our operating results.

We use a variety of raw materials in the production of our products including steel, aluminum, brass, copper, bronze, zinc, nickel and plastics. We also purchase certain electrical and electronic components, including lighting ballasts, printed circuit boards and integrated circuit chips from third party providers. We have multiple sources of supply for these products and are not dependent on any single supplier. However, significant shortages of these materials or price increases could increase our operating costs and adversely impact the competitive positions of our products which would directly impact our results of operations.

We continue to increase the amount of product materials, components and finished goods that are sourced from low cost countries including Mexico, China, and other countries in Asia. A political disruption or significant changes related to transportation to and/or from one of these countries could affect the availability of these materials and components which would directly impact our results of operations.

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

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity.

We are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could adversely affect our results of operations, financial condition and cash flows.

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

We completed our SAP software implementation at the majority of our domestic businesses in 2006. Since then, we have continued to work on standardizing business processes and improving our understanding and utilization of the system. Based upon the complexity of this system, there is risk that we will continue to incur additional costs to enhance the system, perform process reengineering and future implementations at our remaining businesses and post 2006 acquisitions. Any future reengineering or implementations could result in operating inefficiencies which could impact our operating results or our ability to perform necessary business transactions.

A deterioration in the credit quality of our customers could have a material adverse effect on our operating results and financial condition.

We have an extensive customer base of distributors and wholesalers, electric utilities, OEMs, electrical contractors, telecommunications companies, and retail and hardware outlets. We are not dependent on a single customer, however, our top 10 customers account for approximately 31% of our total accounts receivable. A deterioration in credit quality of several major customers could adversely affect our results of operations, financial condition and cash flows.

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

As of December 31, 2010, the holders of our Class A common stock (with 20 votes per share) held approximately 73% of the voting power represented by all outstanding shares of our common stock and approximately 12% of the Company’s total equity value, and the Hubbell Trust and Roche Trust collectively held approximately 49% of our Class A common stock. The holders of the Class A common stock thus are in a position to influence matters that are brought to a vote of the holders of our common stock, including, among others, the election of the board of directors, any amendments to our charter documents, and the approval of material transactions. In order to further the interests of our shareholders, the Company routinely reviews various alternatives to meet its capital structure objectives, including equity, reclassification and debt transactions.

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

Hubbell’s manufacturing and warehousing facilities, classified by segment, are located in the following countries. The Company believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

				Total Approximate Floor
		Number of Facilities		Area in Square Feet
Segment	Location	Warehouses	Manufacturing	Owned	Leased

Electrical segment	United States	15	24	3,071,900	1,623,900
	Australia	—	2	—	34,100
	Brazil	—	1	123,200	—
	Canada	3	1	178,700	22,400
	Italy	—	1	—	8,200
	Mexico	1	3	658,600	43,300
	China	—	1	—	185,900
	Puerto Rico	—	1	162,400	—
	Singapore	1	—	—	6,700
	Switzerland	—	1	—	73,800
	United Kingdom	—	3	133,600	40,000
Power segment	United States	1	10	2,212,900	94,700
	Brazil	—	1	103,000	—
	Canada	—	1	30,000	—
	Mexico	—	3	203,600	120,900
	China	—	1	—	63,800

Item 3.	Legal Proceedings

As described in Note 15 — Commitments and Contingencies in the Notes to Consolidated Financial Statements, the Company is involved in various legal proceedings, including patent matters, as well as workers’ compensation, product liability and environmental matters, including past production of product containing toxic substances, which have arisen in the normal course of its operations and with respect to which the Company is self-insured for certain incidents at various amounts. Management believes, considering its past experience, insurance coverage and reserves, that the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4.	[Removed and reserved]

Executive Officers of the Registrant

Name.	Age(1)	Present Position	Business Experience

Timothy H. Powers	62	Chairman of the Board, President and Chief Executive Officer	Chairman of the Board since September 15, 2004; President and Chief Executive Officer since July 1, 2001; Senior Vice President and Chief Financial Officer September 21, 1998 to June 30, 2001; previously Executive Vice President, Finance & Business Development, Americas Region, Asea Brown Boveri.

David G. Nord	53	Senior Vice President and Chief Financial Officer	Present position since September 19, 2005; previously Chief Financial Officer of Hamilton Sundstrand Corporation, a United Technologies company, from April 2003 to September 2005, and Vice President, Controller of United Technologies Corporation from October 2000 to March 2003.

Richard W. Davies	64	Vice President, General Counsel and Secretary	Present position since January 1, 1996; General Counsel since 1987; Secretary since 1982; Assistant Secretary 1980-1982; Assistant General Counsel 1974-1987.

James H. Biggart, Jr.	58	Vice President and Treasurer	Present position since January 1, 1996; Treasurer since 1987; Assistant Treasurer 1986-1987; Director of Taxes 1984-1986.

Darrin S. Wegman	43	Vice President and Controller	Present position since March 1, 2008; Vice President and Controller of the former Hubbell Industrial Technology segment/Hubbell Electrical Products March 2004-February 2008; Vice President and Controller of the former Hubbell Industrial Technology segment March 2002-March 2004; Controller of GAI-Tronics Corporation July 2000-February 2002.

(1) As of February 16, 2011.

Name.	Age(1)	Present Position	Business Experience

W. Robert Murphy	61	Executive Vice President, Marketing and Sales	Present position since October 1, 2007; Senior Group Vice President 2001-2007; Group Vice President 2000-2001; Senior Vice President Marketing and Sales (Wiring Systems) 1985-1999; and various sales positions (Wiring Systems) 1975-1985.

Scott H. Muse	53	Group Vice President (Lighting Products)	Present position since April 27, 2002 (elected as an officer of the Company on December 3, 2002); previously President and Chief Executive Officer of Lighting Corporation of America, Inc. (“LCA”) 2000-2002, and President of Progress Lighting, Inc. 1993-2000.

William T. Tolley	53	Group Vice President (Power Systems)	Present position since December 23, 2008; Group Vice President (Wiring Systems) October 1, 2007-December 23, 2008; Senior Vice President of Operations and Administration (Wiring Systems) October 2005-October 2007; Director of Special Projects April 2005-October 2005; administrative leave November 2004-April 2005; Senior Vice President and Chief Financial Officer February 2002 - November 2004.

Gary N. Amato	59	Group Vice President (Electrical Systems)	Present position since December 23, 2008; Group Vice President (Electrical Products) October 2006-December 23, 2008; Vice President October 1997-September 2006; Vice President and General Manager of the Company’s Industrial Controls Divisions (ICD) 1989-1997; Marketing Manager, ICD, April 1988-March 1989.

There are no family relationships between any of the above-named executive officers.

(1) As of February 16, 2011.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A and Class B Common Stock is principally traded on the New York Stock Exchange under the symbols “HUBA” and “HUBB”. The following tables provide information on market prices, dividends declared, number of common shareholders, and repurchases by the Company of shares of its Class A and Class B Common Stock.

Market Prices (Dollars Per Share)	Class A Common		Class B Common
Years Ended December 31,	High	Low	High	Low

2010 — Fourth quarter	58.15	46.51	61.63	48.58
2010 — Third quarter	49.35	36.39	51.83	37.98
2010 — Second quarter	50.35	37.52	52.59	39.20
2010 — First quarter	49.16	41.93	51.49	42.76
2009 — Fourth quarter	45.89	38.50	48.05	40.67
2009 — Third quarter	40.49	29.40	43.03	31.64
2009 — Second quarter	34.00	25.80	36.58	27.80
2009 — First quarter	33.26	21.84	34.60	22.15

Dividends Declared (Dollars Per Share)	Class A Common		Class B Common
Years Ended December 31,	2010	2009	2010	2009

First quarter	0.36	0.35	0.36	0.35
Second quarter	0.36	0.35	0.36	0.35
Third quarter	0.36	0.35	0.36	0.35
Fourth quarter	0.36	0.35	0.36	0.35

Number of Common Shareholders of Record
At December 31,	2010	2009	2008	2007	2006

Class A	483	526	551	571	617
Class B	2,731	2,860	3,055	3,068	3,243

On February 11, 2011, the Company’s Board of Directors approved an increase in both the Class A and Class B Common Stock dividend rate from $0.36 to $0.38 per share per quarter. The increased quarterly dividend payment will commence with the dividend payment scheduled for April 11, 2011 to shareholders of record on March 7, 2011.

Purchases of Equity Securities

In December 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. In February 2011, the Board of Directors extended the term of this program through February 20, 2012. As of December 31, 2010, approximately $138 million remains available under this program. Depending upon numerous factors, including market conditions and alternative uses of cash, the Company may conduct discretionary repurchases through open market and privately negotiated transactions during its normal trading windows. During 2010, the Company spent $23.3 million on the repurchase of Class B Common Stock, of which $20.4 million was spent in the fourth quarter. The Company did not repurchase any Class A Common Stock during 2010.

The following table summarizes the Company’s repurchase activity of Class B Common Stock during the quarter ended December 31, 2010:

	Total Number
	of Class B		Approximate Value of
	Shares	Average Price	Shares That May Yet Be
	Purchased	Paid per	Purchased Under the
	(000’s)	Class B Share	December 2007 Program
			(In millions)

Balance as of September 30, 2010			$158.1
October 2010	—	$—	$158.1
November 2010	—	$—	$158.1
December 2010	336	$60.55	$137.7

Total for the quarter ended December 31, 2010	336	$60.55	$137.7

Total for the full year ended December 31, 2010	406	$57.32

Corporate Performance Graph

The following graph compares the total return to shareholders on the Company’s Class B Common Stock during the five years ended December 31, 2010, with a cumulative total return on the (i) Standard & Poor’s MidCap 400 (“S&P MidCap 400”) and (ii) the Dow Jones U.S. Electrical Components & Equipment Index (“DJUSEC”). The Company is a member of the S&P MidCap 400. As of December 31, 2010, the DJUSEC reflects a group of approximately twenty-six company stocks in the electrical components and equipment market segment, and serves as the Company’s peer group for purposes of this graph. The comparison assumes $100 was invested on December 31, 2005 in the Company’s Class B Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hubbell Inc., The S&P Midcap 400 Index
And The Dow Jones US Electrical Components & Equipment Index

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright©2011 S & P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright©2011 Dow Jones & Co. All rights reserved.

Item 6.	Selected Financial Data

The following summary should be read in conjunction with the consolidated financial statements and notes contained herein (dollars and shares in millions, except per share amounts).

	2010		2009	2008	2007	2006

OPERATIONS, years ended December 31,
Net sales	$2,541.2		$2,355.6	$2,704.4	$2,533.9	$2,414.3
Gross profit	$828.7		$725.9	$803.4	$735.8	$656.8
Special charges, net	$—		$—	$—	$—	$7.3 (1)
Operating income	$367.8		$294.7	$346.0	$299.4	$233.9
Operating income as a % of sales	14.5%		12.5%	12.8%	11.8%	9.7%
Loss on extinguishment of debt	$(14.7	)(2)	$—	$—	$—	$—
Net income attributable to Hubbell	$217.2	(2)	$180.1	$222.7	$208.3	$158.1
Net income attributable to Hubbell as a % of sales	8.5%		7.6%	8.2%	8.2%	6.5%
Net income attributable to Hubbell to Hubbell shareholders’ average equity	15.8%		15.6%	21.3%	19.9%	15.7%
Earnings per share — diluted	$3.59	(2)	$3.15	$3.93	$3.49	$2.58
Cash dividends declared per common share	$1.44		$1.40	$1.38	$1.32	$1.32
Average number of common shares outstanding — diluted	60.3		57.0	56.5	59.5	61.1
Cost of acquisitions, net of cash acquired	$—		$355.8	$267.4	$52.9	$145.7
FINANCIAL POSITION, at year-end
Working capital	$781.1		$492.8	$494.1	$368.5	$432.1
Total assets	$2,705.8		$2,402.8	$2,115.5	$1,863.4	$1,751.5
Total debt	$597.7		$497.2	$497.4	$236.1	$220.2
Debt to total capitalization(3)	29%		28%	33%	18%	18%
Total Hubbell shareholders’ equity	$1,459.2		$1,298.2	$1,008.1	$1,082.6	$1,015.5
NUMBER OF EMPLOYEES, at year-end	13,000		12,700	13,000	11,500	12,000

(1)	The Company recorded pretax special charges in 2006. These special charges primarily related to a series of actions related to the consolidation of manufacturing, sales and administrative functions across our commercial and industrial lighting businesses. These actions were significantly completed as of December 31, 2006.

(2)	In 2010, the Company recorded a $14.7 million pre-tax charge ($9.1 million after-tax) related to its early extinguishment of debt. The earnings per diluted share impact of this charge was $0.15. See also Note 11- Debt.

(3)	Debt to total capitalization is defined as total debt as a percentage of the sum of total debt and Hubbell shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW OF THE BUSINESS

Our Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. The Company’s reporting segments consist of the Electrical segment (comprised of electrical systems products and lighting products) and the Power segment. Results for 2010, 2009 and 2008 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

In 2010, we experienced mixed conditions within our served markets resulting in slightly higher organic demand. We continued to execute a business strategy focused on:

•	Revenue

Organic:  The demand in 2010 was slightly higher compared to 2009 primarily due to improvement in the industrial and utility markets offset by weakness in the U.S. non-residential construction market. The Company remained focused on expanding market share through an emphasis on new product introductions and more effective utilization of sales and marketing efforts across the organization.

Acquisitions:  During 2010 we focused on the integration of Burndy Americas Inc. (“Burndy”) which was acquired in the fourth quarter of 2009. See also Note 2 — Business Acquisitions in the Notes to Consolidated Financial Statements.

•	Price Realization

In 2010, we continued to exercise pricing discipline. Market conditions made price realization more challenging in 2010 compared to 2009. Our objective is to maintain parity between pricing and commodity costs; however, volatile market conditions could impact our ability to achieve that goal.

•	Cost Containment

Global sourcing:  We remained focused on expanding our global product and component sourcing and supplier cost reduction program. We continued to consolidate suppliers, utilize reverse auctions, and partner with vendors to shorten lead times, improve quality and reduce costs.

Freight and Logistics:  Transporting our products from suppliers, to warehouses, and ultimately to our customers, is a major cost to our Company. In 2010, we offset cost increases by increasing the effectiveness of our freight and logistics processes including capacity utilization and network optimization.

•	Productivity

We worked towards realizing the benefits of our enterprise-wide business system, including standardizing best practices in inventory management, production planning and scheduling to improve manufacturing throughput and reduce costs. In addition, value-engineering efforts and product transfers contributed to our productivity improvements. This continued emphasis on operational improvements has led to further reductions in lead times and improved service levels to our customers. We also expanded our manufacturing presence in China by opening another manufacturing facility.

Transformation of business processes:  We continued our long-term initiative of applying lean process improvement techniques throughout the enterprise, with particular emphasis on reducing supply chain complexity to eliminate waste and improve efficiency and reliability. We plan to continue to build on the shared services model that has been implemented in sourcing and logistics and apply those principles in other areas.

OUTLOOK

In 2011, we expect net sales to increase three to five percentage points compared to 2010. We expect to achieve this increase through slightly higher organic sales and new product introductions. Demand for our power products is expected to increase in the mid-single digit range as utility companies spend on distribution products to maintain the network and invest in large scale transmission projects. The industrial markets that we serve are expected to continue to grow overall, with higher spending for maintenance, repair and overhaul (“MRO”) and harsh and hazardous related products partially offset by lower demand for high voltage test equipment. The non-residential construction market is expected to be slightly lower than 2010. This market should continue to benefit from stronger demand for renovation, relight and controls. Our residential market is expected to be relatively flat as high levels of unemployment and uncertainty surrounding foreclosures are likely to continue to slow the recovery.

We plan to continue to work on productivity initiatives, including improved sourcing, product redesign and lean projects focused on factory efficiency. We anticipate cost increases from commodities, pension, healthcare and other inflationary costs. The pricing environment is expected to remain competitive in 2011 and achieving parity with commodity costs is expected to be a challenge. We plan to continue to invest in people and resources to support our growth initiatives. Overall we expect to expand operating margin by approximately 50 basis points in 2011 compared to 2010. Additionally, we expect our 2011 tax rate to increase by approximately 50 basis points due to a higher mix of domestic income.

In 2011, we anticipate generating free cash flow approximately equal to net income. Finally, with our strong financial position, we expect to continue to pursue additional acquisitions.

RESULTS OF OPERATIONS

Our operations are classified into two segments: Electrical and Power. For a complete description of the Company’s segments, see Part I, Item 1 of this Annual Report on Form 10-K. Within these segments, Hubbell primarily serves customers in the non-residential and residential construction, industrial and utility markets. These markets, in order of magnitude of net sales to the Company, are non-residential construction (approximately 40%), Industrial (approximately 25%), Utility (approximately 25%) and residential construction (approximately 10%).

In 2010, market conditions were mixed. Non-residential construction declined due to lower levels of activity and a lack of available financing for projects. The industrial market improved slightly due to higher factory utilization. The utility market improved due to higher electricity consumption which increased MRO demand within the distribution segment. The residential market also improved slightly due to the tax credits stimulus at the beginning of 2010.

Summary of Consolidated Results (in millions, except per share data)

	For the Year Ending December 31,
		% of Net		% of Net		% of Net
	2010	Sales	2009	Sales	2008	Sales

Net sales	$2,541.2		$2,355.6		$2,704.4
Cost of goods sold	1,712.5		1,629.7		1,901.0

Gross profit	828.7	32.6%	725.9	30.8%	803.4	29.7%
Selling & administrative expense	460.9	18.1%	431.2	18.3%	457.4	16.9%

Operating income	367.8	14.5%	294.7	12.5%	346.0	12.8%
Net income attributable to Hubbell	217.2	8.5%	180.1	7.6%	222.7	8.2%

Earnings per share — diluted	$3.59		$3.15		$3.93

2010 Compared to 2009

Net Sales

Net sales for the year ended 2010 were $2.5 billion, an increase of 8% over the year ended 2009. This increase was due to the Burndy acquisition, favorable currency translation and higher organic volume. The Burndy acquisition added approximately six percentage points to net sales in 2010 compared to 2009 while currency translation and volume increased net sales by one percentage point each in 2010 compared with 2009.

Gross Profit

The gross profit margin for 2010 increased to 32.6% compared to 30.8% in 2009. The increase was primarily due to productivity improvements, including improved factory utilization, and the favorable impact of the Burndy acquisition partially offset by unfavorable price realization and higher commodity costs.

Selling & Administrative Expenses (“S&A”)

S&A expenses increased 7% compared to 2009 primarily due to the full year impact of the Burndy acquisition partially offset by savings from streamlining actions. As a percentage of net sales, S&A expenses were 18.1% in 2010 compared to 18.3% in 2009 as cost increases were in line with volume growth.

Operating Income

Operating income increased 25% primarily due to higher net sales and gross profit partially offset by higher selling and administrative costs. Operating margin of 14.5% in 2010 increased 200 basis points compared to 12.5% in 2009 as a result of productivity improvements and improved product mix, including Burndy, partially offset by unfavorable price realization, higher commodity costs and other inflationary increases.

Total Other Expense, net

In 2010, total other expense, net increased by $14.3 million primarily due to the costs associated with the early extinguishment of debt and higher net interest expense partially offset by lower net foreign currency transaction losses. Costs associated with the debt extinguishment were $14.7 million in 2010. Interest expense increased by $0.2 million compared to 2009 due to higher average long term debt in 2010 compared to 2009 due to the timing of the completion of debt refinancing in November 2010.

Income Taxes

The effective tax rate in 2010 was 31.7% compared to 30.7% in 2009. The increased tax rate for 2010 reflects the absence of an out-of-period adjustment related to certain deferred tax accounts of $4.9 million in 2009 partially offset by the favorable impact of foreign and state income taxes in 2010 when compared to 2009. Additional information related to our effective tax rate is included in Note 12 — Income Taxes in the Notes to the Consolidated Financial Statements.

Net Income attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell and earnings per diluted share in 2010 increased 21% and 14%, respectively, compared to 2009 as a result of higher net sales and operating income partially offset by costs for the early extinguishment of debt and a higher effective tax rate. The impact of the early extinguishment of debt charge was $0.15 on earnings per diluted share. In addition, earnings per diluted share reflects an increase in average shares outstanding in 2010 compared to 2009 partially due to the full year impact of shares issued in the fourth quarter of 2009.

Segment Results

Electrical Segment

	2010	2009
	(In millions)

Net Sales	$1,808.2	$1,650.1
Operating Income	$248.7	$163.7
Operating Margin	13.8%	9.9%

Net sales in the Electrical segment increased 10% in 2010 compared with 2009. The Burndy acquisition and currency translation added nine and one percentage points, respectively, to net sales in 2010 compared to 2009.

Within the segment, electrical systems products net sales increased 21% in 2010 compared to 2009 due to the Burndy acquisition, higher volume and favorable currency translation. Net sales of wiring products, excluding Burndy, increased 10% while electrical products increased 1% due to higher construction and industrial net sales partially offset by lower harsh and hazardous net sales. Net sales of lighting products decreased 6% in 2010 compared to 2009 due to lower organic volume. Net sales of Commercial and industrial lighting products decreased 7% while net sales of residential lighting products were comparable to 2009.

Operating income in 2010 increased 52% compared to 2009 primarily due to incremental operating income associated with Burndy, productivity improvements including improved factory utilization and higher volume including a favorable mix of industrial sales. Operating margin in 2010 increased 390 basis points compared to 2009 primarily due to productivity improvements, higher industrial mix and the impact of the Burndy acquisition. Within the segment, both electrical systems products and lighting products operating income and operating margin increased during 2010 as compared to 2009.

Power Segment

	2010	2009
	(In millions)

Net Sales	$733.0	$705.5
Operating Income	$119.1	$131.0
Operating Margin	16.2%	18.6%

Net sales for 2010 increased by 4% compared to 2009. Volume and foreign currency translation increased net sales by four and one percentage points, respectively. Lower price realization offset these increases by approximately one percentage point. The higher volume was primarily due to demand for distribution products.

Operating income in 2010 decreased 9% compared to 2009 and operating margin declined 240 basis points during the same period. The decline in both operating profit and margin was due to the unfavorable impact of commodity and inflationary cost increases, unfavorable product mix and lower price realization only partially offset by productivity improvements and higher volume.

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

Income Taxes

The effective tax rate in 2009 was 30.7% compared to 29.9% in 2008. The effective tax rate for 2009 reflected a lower tax benefit from our foreign operations and an increase in uncertain tax positions offset by a lower state effective rate and an out of period adjustment related to certain deferred tax accounts of $4.9 million. Additional information related to our effective tax rate is included in Note 12 — Income Taxes in the Notes to Consolidated Financial Statements.

Net Income attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell and earnings per diluted share in 2009 decreased 19% and 20%, respectively, compared to 2008 as a result of lower net sales and operating income in addition to higher net interest expense and a higher effective tax rate. In addition, the decrease in earnings per diluted share reflected an increase in average shares outstanding in 2009 compared to 2008 due to shares issued in the fourth quarter of 2009.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	December 31,
	2010	2009	2008
	(In millions)

Net cash provided by (used in):
Operating activities	$266.2	$397.7	$319.2
Investing activities	(54.7)	(373.1)	(306.4)
Financing activities	45.5	49.8	93.7
Effect of foreign currency exchange rate changes on cash and cash equivalents	5.2	5.9	(5.8)

Net change in cash and cash equivalents	$262.2	$80.3	$100.7

2010 Compared to 2009

Cash provided by operating activities for the year ended 2010 decreased compared to 2009. This decrease was primarily a result of higher working capital requirements. Working capital used cash of $38.9 million in 2010 compared to $126.9 million of cash provided in 2009. The higher level of working capital in 2010 consists of increases in accounts receivable and inventory principally due to higher sales, partially offset by higher levels of current liabilities, specifically accounts payable. The working capital impact was partially offset by higher net income and lower contributions to defined benefit pension plans.

Investing activities used cash of $54.7 million in 2010 compared to cash used of $373.1 million in 2009. The change was primarily due to the spending on acquisitions in 2009, slightly offset by higher spending on capital expenditures in 2010 as compared to 2009.

Financing activities provided cash of $45.5 million in 2010 compared to $49.8 million of cash provided in 2009. Financing activities in 2010 include net proceeds associated with the November 2010 $300 million debt offering and exercise of stock options, partially offset by the early extinguishment of $200 million of long-term debt, share repurchases and dividends paid. The 2009 financing activities include the net proceeds associated with the fourth quarter equity offering, offset by dividends paid.

2009 Compared to 2008

Cash provided by operating activities for the year ended 2009 increased compared to 2008 primarily as a result of lower working capital, the utilization of foreign tax credit carryforwards and the utilization of net operating losses acquired as part of the Burndy acquisition. These increases were partially offset by lower net income and higher contributions to defined benefit pension plans. Working capital in 2009 provided cash of $126.9 million compared to $22.1 million of cash provided in 2008. The effective management of working capital, particularly accounts receivable and inventory, provided cash of $85.5 million and $98.7 million, respectively. These sources of cash were partially offset by lower levels of current liabilities, specifically accounts payable.

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

Investments in the Business

Investments in our business include both normal expenditures required to maintain the operation of our equipment and facilities as well as expenditures in support of our strategic initiatives. In 2010, we used cash of $47.3 million for capital expenditures, which is more reflective of our historical level of spending as compared to the $29.4 million invested in 2009.

In October 2009 we completed the acquisition of Burndy for $355.2 million, net of cash acquired. Burndy is a leading North American manufacturer of connectors, cable accessories and tooling. This acquisition was added to the electrical systems business within the Electrical segment. See also Note 2 — Business Acquisitions in the Notes to Consolidated Financial Statements.

In December 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. In February 2011, the Board of Directors extended the term of this program through February 20, 2012. As of December 31, 2010, approximately $138 million remains available under this program. Depending upon numerous factors, including market conditions and alternative uses of cash, the Company may conduct discretionary repurchases through open market and privately negotiated transactions during its normal trading windows. During 2010, the Company spent $23.3 million on the repurchase of Class B common shares. The Company did not repurchase any Class A common shares in 2010.

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

	December 31,
	2010	2009
	(In millions)

Total Debt	$597.7	$497.2
Total Hubbell Shareholders’ Equity	1,459.2	1,298.2

Total Capital	$2,056.9	$1,795.4

Debt to Total Capital	29%	28%
Cash and Investments	$559.7	$286.6

Net Debt	$38.0	$210.6

Net Debt to Total Capital	2%	12%

The Company’s short-term debt consisted of a 4.0 million Brazilian Real line of credit with HSBC Bank which is used to fund its Brazilian operations. At December 31, 2010, 3.0 million Brazilian Real are outstanding (equivalent to $1.8 million). This line of credit expires in March 2011 and is not subject to any annual commitment fees. The Company did not have any short-term debt outstanding at December 31, 2009.

At December 31, 2010 and 2009, the Company had $595.9 million and $497.2 million, respectively, of senior notes reflected as Long-term debt in the Consolidated Balance Sheet.

In November 2010, the Company completed a public debt offering for $300 million of long-term, senior, unsecured notes maturing in November 2022 (the “2022 Notes”) and bearing interest at a fixed rate of 3.625%. The Company received $294.8 in proceeds from the offering, net of discounts and debt issuance costs. The discount and issuance costs were deferred and are being amortized to interest expense over the term of the 2022 Notes. Interest on the 2022 Notes will be paid semi-annually in May and November, commencing in May 2011. In connection with the issuance of the 2022 Notes, the Company entered into a forward starting swap to hedge its exposure to fluctuations in treasury rates, which resulted in a loss of $1.6 million during the fourth quarter of 2010 when the Company closed out this position. This amount has been recorded, net of tax, in accumulated other comprehensive loss and will be amortized to interest expense over the life of the 2022 Notes.

Simultaneous with the November 2010 debt offering, the Company also announced a cash tender offer for any and all of its $200 million (6.375%) senior notes that were scheduled to mature in May 2012 (the “2012 Notes”). Upon expiration of the tender offer, $81.9 million of the aggregate outstanding principal amount of the 2012 Notes were validly tendered and accepted. Subsequent to the expiration of the tender offer, the Company elected to redeem the remaining outstanding principal of $118.1 million under the provisions of the 2012 Notes. The loss on this transaction (recorded as part of the Loss on extinguishment of debt in the Consolidated Statement of Income), including the make whole premium paid, expenses and the write-off of the remaining deferred issuance costs associated with the 2012 Notes, was approximately $17.3 million. The net cash proceeds remaining from the 2022 Note issuance, subsequent to the tender/redemption of the 2012 Notes, were used for general corporate purposes.

In conjunction with the early extinguishment of the 2012 Notes, the Company terminated its interest rate swap associated with these notes. This interest rate swap was accounted for as a fair value hedge and was used to convert the stated interest rate of the 2012 Notes from fixed to floating. At the time of termination, this interest rate swap was in-the-money and resulted in a gain of $2.6 million. This gain was recorded as part of the Loss on extinguishment of debt in the Consolidated Statement of Income.

In May 2008, the Company completed a public offering of $300 million long-term senior, unsecured notes maturing in May 2018 (the “2018 Notes”). The 2018 Notes bear interest at a fixed rate of 5.95%. Prior to the issuance of the 2018 Notes, the Company entered into a forward interest rate lock which resulted in a $1.2 million gain. This amount was recorded in Accumulated other comprehensive loss, net of tax, and is being amortized over the life of the notes.

The 2018 Notes and the 2022 Notes are both fixed rate indebtedness, are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default under the indenture governing the terms of the 2018 Notes and 2022 Notes, as modified by the supplemental indentures creating each such series, or upon a change in control event as defined in such indenture.

In March 2008, the Company exercised its option to expand its credit facility (“2007 Credit Agreement”) by $100 million, bringing the total credit facility to $350 million. The expiration date of the 2007 Credit Agreement is October 31, 2012. The interest rate applicable to borrowings under the credit agreement is either the prime rate or a surcharge over LIBOR. The covenants of the facility require that Hubbell shareholders’ equity be greater than $675 million and that total debt not exceed 55% of total capitalization (defined as total debt plus Hubbell shareholders’ equity). The Company was in compliance with all debt covenants at December 31, 2010 and 2009. Annual commitment fee requirements to support availability of the credit facility were not material. This facility is used as a backup to our commercial paper program and was undrawn as of December 31, 2010.

In September 2009, the Company entered into a line of credit agreement with Credit Suisse for approximately 30 million Swiss francs (equivalent to $31.6 million) to support the issuance of letters of credit. The availability of credit under this facility is dependent upon the maintenance of compensating balances, which may be withdrawn. There are no annual commitment fees associated with this credit facility. The Company also maintains a 2.1 million pound sterling credit facility (equivalent to $3.2 million) with HSBC Bank in the UK which is set for renewal on November 30, 2011. There are no annual commitment fees associated with this credit agreement which was undrawn as of December 31, 2010.

In addition to the above credit commitments, the Company has an unsecured line of credit for $35 million with Bank of America, N.A. to support issuance of its letters of credit. At December 31, 2010, the Company had approximately $22.8 million of letters of credit outstanding under this facility.

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

The 2008 disruption in the credit markets had a significant adverse impact on a number of financial institutions. While the Company’s liquidity was not negatively impacted by this disruption, management will continue to closely monitor the Company’s liquidity and the credit markets. Management cannot predict with any certainty the impact to the Company should any future disruptions occur in the credit environment.

Pension Funding Status

We have a number of funded and unfunded non-contributory U.S. and foreign defined benefit pension plans. Benefits under these plans are generally provided based on either years of service and final average pay or a specified dollar amount per year of service. The funded status of our qualified, defined benefit pension plans is dependent upon many factors including future returns on invested pension assets, the level of market interest rates, employee earnings and employee demographics.

Changes in the value of the defined benefit plan assets and liabilities will affect the amount of pension expense ultimately recognized. Although differences between actuarial assumptions and actual results are no longer deferred for balance sheet purposes, deferral is still required for pension expense purposes. Unrecognized gains and losses in excess of an annual calculated minimum amount (the greater of 10% of the projected benefit obligation or 10% of the market value of assets) are amortized and recognized in net periodic pension cost over the average remaining service period of our active employees, which approximates 11-13 years. During 2010 and 2009, we recorded $5.4 million and $7.3 million, respectively, of pension expense related to the amortization of these unrecognized losses. We expect to record $8.3 million of expense related to unrecognized losses and prior service cost in 2011.

The actual return on our pension assets in 2010 exceeded our expected return. However, the cumulative return over the past five and ten year periods has been slightly less than our expected return for the same periods. In addition, there has been a decline in long-term interest rates and a resulting increase in our pension liabilities. These lower than expected rates of return combined with declines in long-term interest rates have had a negative impact on the funded status of the plans. Consequently, we contributed approximately $24 million in 2010, $27 million in 2009 and $11 million in 2008 to our qualified foreign and domestic defined benefit pension plans. These contributions have improved the funded status of all of our plans. We expect to make additional contributions of approximately $3.5 million to our foreign plans during 2011. Although not required under the Pension Protection Act of 2006, we may decide to make a voluntary contribution to the Company’s qualified U.S. defined benefit plans in 2011. This level of funding is not expected to have any significant impact on our overall liquidity.

Assumptions

The following assumptions were used to determine projected pension and other benefit obligations at the measurement date and the net periodic benefit costs for the year:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	5.38%	5.96%	5.40%	6.00%
Rate of compensation increase	3.56%	3.57%	3.50%	3.50%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	5.96%	6.46%	6.00%	6.50%
Expected return on plan assets	7.50%	8.00%	N/A	N/A
Rate of compensation increase	3.57%	4.07%	3.50%	4.00%

At the end of each year, we estimate the expected long-term rate of return on pension plan assets based on the strategic asset allocation for our plans. In making this determination, we utilize expected rates of return for each asset class based upon current market conditions and expected risk premiums for each asset class. A one percentage point change in the expected long-term rate of return on pension fund assets would have an impact of approximately

$6.2 million on 2011 pretax pension expense. The expected long-term rate of return is applied to the fair market value of pension fund assets to produce the expected return on fund assets that is included in pension expense. The difference between this expected return and the actual return on plan assets was recognized at December 31, 2010 for balance sheet purposes, but continues to be deferred for expense purposes. The net deferral of past asset gains (losses) ultimately affects future pension expense through the amortization of gains (losses) with an offsetting adjustment to Hubbell shareholders’ equity through Accumulated other comprehensive loss.

At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities. The discount rate is an estimate of the current interest rate at which the pension plans’ liabilities could effectively be settled. In estimating this rate, we look to rates of return on high-quality, fixed-income investments with maturities that closely match the expected funding period of our pension liability. The discount rate of 5.40% which we used to determine the projected benefit obligation for our U.S. pension plans at December 31, 2010 was determined using the Citigroup Pension Discount Curve applied to our expected annual future pension benefit payments. A similar methodology was utilized for our international pension plans resulting in a discount rate of 5.30% and 5.00%, respectively, for our UK and Canadian plans. An increase of one percentage point in the discount rate would lower 2011 pretax pension expense by approximately $6.4 million. A discount rate decline of one percentage point would increase pretax pension expense by approximately $8.2 million.

Other Post Employment Benefits (“OPEB”)

The Company also has a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits have been discontinued for substantially all future retirees. These plans are not funded and, therefore, no assumed rate of return on assets is required. The discount rate of 5.40% used to determine the projected benefit obligation at December 31, 2010 was based upon the Citigroup Pension Discount Curve as applied to our projected annual benefit payments. In 2010 and 2009 in accordance with the accounting guidance for retirement benefits we recorded (charges) credits to Accumulated other comprehensive loss within Hubbell shareholders’ equity, net of tax, of $2.8 million and $0.5 million, respectively, related to OPEB.

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

We do not have any off-balance sheet arrangements as defined above which have or are likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

A summary of our contractual obligations and commitments at December 31, 2010 is as follows (in millions):

		Payments due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Debt obligations	$601.8	$1.8	$—	$—	$600.0
Expected interest payments	260.8	28.7	57.5	57.5	117.1
Operating lease obligations	65.6	13.5	19.3	11.6	21.2
Retirement and other benefits	437.9	34.5	75.1	83.5	244.8
Purchase obligations	186.2	180.4	5.8	—	—
Income tax payments	6.3	6.3	—	—	—
Obligations under customer incentive programs	31.2	31.2	—	—	—

Total	$1,589.8	$296.4	$157.7	$152.6	$983.1

Our purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability. These obligations primarily consist of inventory purchases made in the normal course of business to meet operational requirements, consulting arrangements and commitments for equipment purchases. As of December 31, 2010, we have $25.2 million of uncertain tax positions included in long-term liabilities in our Consolidated Balance Sheet. We are unable to make a reasonable estimate regarding settlement of these uncertain tax positions and, as a result, they have been excluded from the table. See Note 12 — Income Taxes in the Notes to Consolidated Financial Statements.

Critical Accounting Estimates

Note 1 — Significant Accounting Policies of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of our financial statements.

Use of Estimates

We are required to make assumptions and estimates and apply judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors deemed relevant by management. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in estimates and assumptions used by us could have a material impact on our financial results. We believe that the following estimates are among our most critical in fully understanding and evaluating our reported financial results. These items utilize assumptions and estimates about the effect of future events that are inherently uncertain and are therefore based on our judgment.

Revenue Recognition

We recognize revenue in accordance with the revenue recognition accounting guidance. Revenue is recognized when title to goods and risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services are rendered, the price is determinable and collectability is reasonably assured. Revenue is typically recognized at the time of shipment. Further, certain of our businesses account for sales discounts and allowances based on sales volumes, specific programs and customer deductions, as is customary in the electrical products industry. These items primarily relate to sales volume incentives, special pricing allowances, and returned goods. This requires us to estimate at the time of sale the amounts that should not be recorded as revenue as these amounts are not expected to be collected in cash from customers. We principally rely on historical experience, specific customer agreements, and anticipated future trends to estimate these amounts at the time of shipment. Also see Note 1 — Significant Accounting Policies of the Notes to Consolidated Financial Statements.

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

Excess inventory is generally identified by comparing future expected inventory usage to actual on-hand quantities. Reserves are provided for on-hand inventory in excess of pre-defined usage forecasts. Forecast usage is primarily determined by projecting historical (actual) sales and inventory usage levels forward to future periods. Changes in these estimates may necessitate future adjustments to inventory reserves.

Customer Credit and Collections

We maintain allowances for doubtful accounts receivable in order to reflect the potential uncollectability of receivables related to purchases of products on open credit. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, we may be required to record additional allowances for doubtful accounts.

Employee Benefits Costs and Funding

We sponsor domestic and foreign defined benefit pension, defined contribution and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on the pension fund assets, rate of increase in employee compensation levels and health care cost increase projections. These assumptions are determined based on Company data and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. Further discussion on the assumptions used in 2010 and 2009 are included above under “Pension Funding Status” and in Note 10 — Retirement Benefits in the Notes to Consolidated Financial Statements.

Taxes

We account for income taxes in accordance with the accounting guidance for income taxes which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Additionally, deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The factors used to assess the likelihood of realization of deferred tax assets are the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income can affect the ultimate realization of net deferred tax assets.

We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. The Internal Revenue Service (“IRS”) and other tax authorities routinely review our tax returns. These audits can involve complex issues, which may require an extended period of time to resolve. The Company records uncertain tax positions only when it has determined that it is more-likely-than-not that a tax position will be sustained upon examination by taxing authorities based on the technical merits of the position. The Company uses the criteria established in the accounting guidance to determine whether an item meets the definition of more-likely-than-not. The Company’s policy is to recognize these uncertain tax positions when the more-likely-than-not threshold is met, when the statute of limitations has expired or upon settlement. In management’s opinion, adequate provision has been made for potential adjustments arising from any examinations. See also Note 12 — Income Taxes in the Notes to Consolidated Financial Statements.

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

Valuation of Long-Lived Assets

Our long-lived assets include land, buildings, equipment, molds and dies, software, goodwill and other intangible assets. Long-lived assets, other than goodwill and indefinite-lived intangibles, are depreciated over their estimated useful lives. We review depreciable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, we record an impairment charge. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of impaired assets is determined using expected cash flow estimates, quoted market prices when available and appraisals as appropriate. We did not record any material impairment charges related to long-lived assets in 2010, 2009 and 2008.

Goodwill and indefinite-lived intangible assets are reviewed annually for impairment unless circumstances dictate the need for more frequent assessment. We perform our goodwill impairment testing as of April 1st of each year. The goodwill impairment testing requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. We use internal discounted cash flow estimates to determine fair value. These cash flow estimates are derived from historical experience and future long-term business plans and the application of an appropriate discount rate. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We have not recorded any goodwill impairments since the initial adoption of the accounting guidance in 2002.

The identification and measurement of impairment of indefinite-lived intangible assets involves testing that compares carrying values of assets to the estimated fair values of assets. These estimated fair values are determined using undiscounted cash flow estimates. If the carrying value of the indefinite-lived intangible exceeds the fair value, the carrying value will be reduced to the estimated fair value. We did not record any impairments related to indefinite-lived intangible assets in 2010, 2009 and 2008.

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

•	Changes in demand for our products, market conditions, product quality, or product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	The expected benefits and the timing of other actions in connection with our enterprise-wide business system.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected or future levels of operating cash flow, indebtedness and capital spending.

•	General economic and business conditions in particular industries or markets.

•	The anticipated benefits from the Federal stimulus package.

•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	A major disruption in one of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations and relocations.

•	Changes in our relationships with, or the financial condition or performance of, key distributors and other customers, agents or business partners which could adversely affect our results of operations.

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions.

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Ability to carry out future acquisitions and strategic investments in our core businesses as well as the acquisition related costs.

•	Unanticipated difficulties integrating acquisitions as well as the realization of expected synergies and benefits anticipated when we first enter into a transaction.

•	Political unrest in foreign countries.

•	Future repurchases of common stock under our common stock repurchase programs.

•	Changes in accounting principles, interpretations, or estimates.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

•	Other factors described in our SEC filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in this Annual Report on Form 10-K for the year ended December 31, 2010.

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

We manufacture and/or assemble our products in the United States, Canada, Switzerland, Puerto Rico, Mexico, China, Italy, UK, Brazil and Australia and sell products in those markets as well as through sales offices in Singapore, China, Mexico, South Korea and countries in the Middle East. Hubbell also participates in joint ventures in Taiwan and China. Shipments from non-U.S. subsidiaries as a percentage of the Company’s total net sales were 17% in 2010 and 16% in both 2009 and 2008. The Canada operations represent 29%, UK 20%, Switzerland 18%, and all other countries 33% of total 2010 international sales. As such, our operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. To manage this exposure, we closely monitor the working capital requirements of our international units and may enter into forward foreign exchange contracts. Further discussion of forward exchange contracts can be found in Note 14 — Fair Value Measurement in the Notes to Consolidated Financial Statements.

Product purchases representing approximately 15% of our net sales are sourced from unaffiliated suppliers located outside the United States, primarily in China and other Asian countries, Europe and Brazil. We are actively seeking to expand this activity, particularly related to purchases from low cost areas of the world. Foreign sourcing of products may result in unexpected fluctuations in product cost or increased risk of business interruption due to lack of product or component availability due to any one of the following:

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

The following table presents cost information related to interest risk sensitive instruments by maturity at December 31, 2010 (dollars in millions):

								Fair Value
	2011	2012	2013	2014	2015	Thereafter	Total	12/31/10

Assets
Available-for-sale investments	$8.8	$3.0	$2.9	$7.9	$3.8	$9.3	$35.7	$36.4
Avg. interest rate	3.67%	5.00%	4.58%	5.03%	5.00%	4.98%	—
Liabilities
Long-term debt	$—	$—	$—	$—	$—	$595.9	$595.9	$619.7
Avg. interest rate	—	—	—	—	—	4.79%	4.79%
Short-term debt	$1.8	$—	$—	$—	$—	$—	$1.8	$1.8
Avg. interest rate	14.12%	—	—	—	—	—	14.12%

All of the assets and liabilities above are fixed rate instruments except for the short-term debt. The short-term debt consists of a revolving credit facility with HSBC Bank which is used to fund our Brazilian operations. Interest rates for this facility are calculated using the Brazilian Interbank overnight money rate plus twenty five basis points.

We use derivative financial instruments only if they are matched with a specific asset, liability, or proposed future transaction. We do not speculate or use leverage when trading a financial derivative product. See also Note 6 — Investments and Note 11 — Debt in the Notes to Consolidated Financial Statements.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate systems of internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm as stated in their report which is included on the next page within this Annual Report on Form 10-K.

Timothy H. Powers	David G. Nord
Chairman of the Board,	Senior Vice President and
President & Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hubbell Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hubbell Incorporated and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Stamford, Connecticut
February 16, 2011

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(In millions, except
	per share amounts)

Net sales	$2,541.2	$2,355.6	$2,704.4
Cost of goods sold	1,712.5	1,629.7	1,901.0

Gross profit	828.7	725.9	803.4
Selling & administrative expenses	460.9	431.2	457.4

Operating income	367.8	294.7	346.0

Investment income	0.1	0.3	2.8
Loss on extinguishment of debt	(14.7)	—	—
Interest expense	(31.1)	(30.9)	(27.4)
Other expense, net	(1.7)	(2.5)	(3.0)

Total other expense	(47.4)	(33.1)	(27.6)

Income before income taxes	320.4	261.6	318.4
Provision for income taxes	101.6	80.3	95.2

Net income	218.8	181.3	223.2
Less: Net income attributable to noncontrolling interest	1.6	1.2	0.5

Net income attributable to Hubbell	$217.2	$180.1	$222.7

Earnings per share
Basic	$3.61	$3.16	$3.96
Diluted	$3.59	$3.15	$3.93

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	At December 31,
	2010	2009
	(In millions, except share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$520.7	$258.5
Short-term investments	8.8	2.6
Accounts receivable, net	341.8	310.1
Inventories, net	298.4	263.5
Deferred taxes and other	56.4	76.6

Total Current Assets	1,226.1	911.3
Property, Plant, and Equipment, net	358.3	368.8
Other Assets
Investments	30.2	25.5
Goodwill	724.0	724.2
Intangible assets and other	367.2	373.0

Total Assets	$2,705.8	$2,402.8

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$1.8	$—
Accounts payable	160.8	130.8
Accrued salaries, wages and employee benefits	70.4	62.8
Accrued insurance	48.5	49.3
Dividends payable	21.9	20.9
Other accrued liabilities	141.6	154.7

Total Current Liabilities	445.0	418.5
Long-term Debt	595.9	497.2
Other Non-Current Liabilities	201.4	185.1

Total Liabilities	1,242.3	1,100.8
Commitments and Contingencies (see Note 15)
Hubbell Shareholders’ Equity
Common stock, par value $.01
Class A — Authorized 50,000,000 shares, outstanding 7,167,506 and
7,167,506 shares	0.1	0.1
Class B — Authorized 150,000,000 shares, outstanding 53,529,136 and
52,493,487 shares	0.5	0.5
Additional paid-in capital	201.3	158.4
Retained earnings	1,338.6	1,208.0
Accumulated other comprehensive loss	(81.3)	(68.8)

Total Hubbell Shareholders’ Equity	1,459.2	1,298.2
Noncontrolling interest	4.3	3.8

Total Equity	1,463.5	1,302.0

Total Liabilities and Equity	$2,705.8	$2,402.8

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Cash Flows from Operating Activities
Net income	$218.8	$181.3	$223.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72.5	70.6	63.1
Deferred income taxes	25.0	32.3	0.7
Stock-based compensation	11.4	10.3	12.5
Tax benefit on stock-based awards	(9.7)	(1.3)	(0.8)
Gain on sale of assets	1.3	0.5	0.6
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(26.1)	85.5	(3.7)
(Increase) decrease in inventories	(32.6)	98.7	6.9
Increase (decrease) in current liabilities	19.8	(57.3)	18.9
Changes in other assets and liabilities, net	9.7	9.7	7.4
Contributions to defined benefit pension plans	(23.7)	(27.4)	(11.2)
Other, net	(0.2)	(5.2)	1.6

Net cash provided by operating activities	266.2	397.7	319.2

Cash Flows from Investing Activities
Capital expenditures	(47.3)	(29.4)	(49.4)
Acquisitions, net of cash acquired	—	(355.8)	(267.4)
Purchases of available-for-sale investments	(25.4)	(5.2)	(16.6)
Proceeds from available-for-sale investments	14.9	14.7	20.5
Proceeds from disposition of assets	1.9	0.6	1.0
Other, net	1.2	2.0	5.5

Net cash used in investing activities	(54.7)	(373.1)	(306.4)

Cash Flows from Financing Activities
Proceeds from stock issuance, net	—	122.0	—
Commercial paper repayments	—	—	(36.7)
Issuance of short-term debt	3.4	—	—
Payment of short-term debt	(1.7)	—	—
Issuance of long-term debt, net	297.5	—	297.7
Payment of long-term debt	(200.0)	—	—
Debt issuance costs	(2.7)	—	(2.7)
Payment of dividends	(85.6)	(78.9)	(76.9)
Payment of dividends to noncontrolling interest	(1.1)	(0.4)	—
Proceeds from exercise of stock options	49.3	5.7	8.1
Tax benefit on stock-based awards	9.7	1.3	0.8
Acquisition of common shares	(23.3)	—	(96.6)
Other, net	—	0.1	—

Net cash provided by financing activities	45.5	49.8	93.7

Effect of foreign currency exchange rate changes on cash and cash equivalents	5.2	5.9	(5.8)

Increase in cash and cash equivalents	262.2	80.3	100.7
Cash and cash equivalents
Beginning of year	258.5	178.2	77.5

End of year	$520.7	$258.5	$178.2

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	For the Three Years Ended December 31, 2010, 2009 and 2008
	(In millions, except per share amounts)
					Accumulated	Total
	Class A	Class B	Additional		Other	Hubbell
	Common	Common	Paid-In	Retained	Comprehensive	Shareholders’	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity	interest

Balance at December 31, 2007	$0.1	$0.5	$93.3	$962.7	$26.0	$1,082.6	$2.5

Net income				222.7		222.7	0.5
Adjustment to pension and other benefit plans, net of tax of $54.9					(92.1)	(92.1)
Translation adjustments					(53.7)	(53.7)
Unrealized gain on cash flow hedge, net of tax of $1.2					3.0	3.0

Total comprehensive income						79.9
Stock-based compensation			12.5			12.5
Exercise of stock options			8.1			8.1
Income tax shortfall from stock-based awards, net			(0.1)			(0.1)
Acquisition/surrender of common shares			(97.5)			(97.5)
Cash dividends declared ($1.38 per share)				(77.4)		(77.4)

Balance at December 31, 2008	$0.1	$0.5	$16.3	$1,108.0	$(116.8)	$1,008.1	$3.0

Net income				180.1		180.1	1.2
Adjustment to pension and other benefit plans, net of tax of $8.6					14.3	14.3
Translation adjustments					35.3	35.3
Unrealized gain on investments, net of tax of $0.1					0.3	0.3
Unrealized loss on cash flow hedge, net of tax of $1.0					(1.9)	(1.9)

Total comprehensive income						228.1
Stock-based compensation			10.3			10.3
Exercise of stock options			5.7			5.7
Income tax windfall from stock-based awards, net			0.6			0.6
Issuance of shares related to director’s deferred compensation			5.2			5.2
Acquisition/surrender of common shares			(1.7)			(1.7)
Cash dividends declared ($1.40 per share)				(80.1)		(80.1)
Issuance of common stock, net			122.0			122.0
Dividends to noncontrolling interest							(0.4)

Balance at December 31, 2009	$0.1	$0.5	$158.4	$1,208.0	$(68.8)	$1,298.2	$3.8

Net income				217.2		217.2	1.6
Adjustment to pension and other benefit plans, net of tax of $9.7					(23.9)	(23.9)
Translation adjustments					11.9	11.9
Unrealized loss on cash flow hedge, net of tax of $0.4					(0.5)	(0.5)

Total comprehensive income						204.7
Stock-based compensation			11.4			11.4
Exercise of stock options			49.3			49.3
Income tax windfall from stock-based awards, net			9.4			9.4
Acquisition/surrender of common shares			(27.2)			(27.2)
Cash dividends declared ($1.44 per share)				(86.6)		(86.6)
Dividends to noncontrolling interest							(1.1)

Balance at December 31, 2010	$0.1	$0.5	$201.3	$1,338.6	$(81.3)	$1,459.2	$4.3

See notes to consolidated financial statements.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Reclassification

Certain reclassifications have been made in prior year financial statements and notes to conform to the current year presentation. In addition, certain changes to prior year balance sheet amounts have been made in accordance with the business combinations accounting guidance to reflect adjustments made during the measurement period to provisional amounts recorded for deferred tax assets acquired related to the October 2009 Burndy acquisition. See Note 2 — Business Acquisitions.

Revision to Financial Statement Presentation

During the third quarter of 2010, we determined that the December 31, 2009 deferred tax assets and deferred tax liabilities related to the Burndy acquisition were misclassified, primarily as a result of improperly applying the jurisdictional netting rules of the income taxes accounting guidance. The Company has assessed the materiality of this correction in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 99 “Materiality” and has concluded that the previously issued financial statements are not materially misstated. In accordance with the SEC’s SAB No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company has corrected the immaterial misstatement by revising the prior period balance sheet by decreasing current deferred tax assets (reflected in Deferred taxes and other) by $17.1 million, decreasing non-current deferred tax assets (reflected in Intangible assets and other) by $44.6 million and by decreasing its non-current deferred tax liability (reflected in Other Non-current liabilities) by $61.7 million. This revision did not impact the statement of income or the statement of cash flows for any period.

Principles of Consolidation

The Consolidated Financial Statements include all subsidiaries; all significant intercompany balances and transactions have been eliminated. The Company participates in two joint ventures, one of which is accounted for using the equity method, the other has been consolidated in accordance with the consolidation accounting guidance. Effective January 2010, an amendment to the accounting guidance replaced the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”). The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE. The Company has a 50% interest in a joint venture in Hong Kong, established as Hubbell Asia Limited (“HAL”). The principal objective of HAL is to manage the operations of its wholly-owned manufacturing company in China. Under the new accounting guidance, the Company continues to be the primary beneficiary of HAL and as a result continues to consolidate HAL. This determination is based on the fact that HAL’s sole business purpose is to manufacture product exclusively for the Company (the power criterion) and the Company is financially responsible for ensuring HAL maintains a fixed operating margin (the losses/benefit criterion). The consolidation of HAL is not material to the Company’s consolidated financial statements.

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

Further, certain of our businesses account for sales discounts and allowances based on sales volumes, specific programs and customer deductions, as is customary in the electrical products industry. These items primarily relate to sales volume incentives, special pricing allowances, and returned goods. Sales volume incentives represent rebates with specific sales volume targets for specific customers. Certain distributors qualify for price rebates by subsequently reselling the Company’s products into select channels of end users. Following a distributor’s sale of an eligible product, the distributor submits a claim for a price rebate. Customers have a right to return goods under certain circumstances which are reasonably estimable by affected businesses. Customer returns have historically ranged from 1%-3% of gross sales.

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

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Capitalized Computer Software Costs

Qualifying costs of internal use software are capitalized in accordance with the internal-use software accounting guidance. Capitalized costs include purchased materials and services and payroll and payroll-related costs. General and administrative, overhead, maintenance and training costs, as well as the cost of software that does not add functionality to existing systems, are expensed as incurred. The cost of internal use software is amortized on a straight-line basis over appropriate periods, generally five years. The unamortized balance of internal use software is included in Intangible assets and other in the Consolidated Balance Sheet.

Capitalized computer software costs, net of amortization, were $9.6 million and $12.5 million at December 31, 2010 and 2009, respectively. The Company recorded amortization expense of $8.1 million, $10.9 million and $10.7 million in 2010, 2009 and 2008, respectively, relating to capitalized computer software.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Indefinite-lived intangible assets and goodwill are subject to annual impairment testing using the specific guidance and criteria described in the accounting guidance. The Company performs its goodwill impairment testing as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. Goodwill impairment testing involves a two-step process. Step 1 compares the fair value of the Company’s reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. If the carrying value of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment.

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

As of April 1, 2010, the impairment testing resulted in implied fair values for each reporting unit that exceeded the reporting unit’s carrying value, including goodwill. The Company did not have any reporting units at risk of failing Step 1 of the impairment test as the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) ranged from approximately 50% to approximately 200% for the respective reporting units. The Company has not recorded any goodwill impairments since the initial adoption of the accounting guidance in 2002. Additionally, the Company also performed its annual impairment testing of indefinite-lived intangible assets which resulted in no impairment in 2010, 2009 and 2008. Intangible assets with definite lives are being amortized over periods generally ranging from 5-30 years.

Other Long-Lived Assets

The Company reviews depreciable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, we record an impairment charge. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of impaired assets is determined using expected cash flow estimates, quoted market prices when available and appraisals as appropriate. The Company did not record any material impairment charges in 2010, 2009 and 2008.

Income Taxes

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The IRS and other tax authorities routinely review the Company’s tax returns. These audits can involve complex issues which may require an extended period of time to resolve. The Company makes adequate provisions for best estimates of exposures on previously filed tax returns. Deferred income taxes are recognized for the tax consequence of differences between financial statement carrying amounts and the tax basis of assets and liabilities by applying the currently enacted statutory tax rates in accordance with the accounting guidance for incomes taxes. The effect of a change in statutory tax rates is recognized in the period that includes the enactment date. Additionally, deferred tax assets are required to be reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. The Company uses factors to assess the

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

likelihood of realization of deferred tax assets such as the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.

In addition, the accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. For any amount of benefit to be recognized, it must be determined that it is more-likely-than-not that a tax position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of benefit to be recognized is based on the Company’s assertion of the most likely outcome resulting from an examination, including resolution of any related appeals or litigation processes. Companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. See also Note 12 — Income Taxes.

Research and Development

Research and development expenditures represent costs to discover and/or apply new knowledge in developing a new product, process, or in bringing about a significant improvement to an existing product or process. Research and development expenses are recorded as a component of Cost of goods sold. Expenses for research and development were less than 1% of Cost of goods sold for each of the years 2010, 2009 and 2008.

Retirement Benefits

The Company maintains various defined benefit pension plans for some of its U.S. and foreign employees. The accounting guidance for retirement benefits requires the Company to recognize the funded status of its defined benefit pension and postretirement plans as an asset or liability in the Consolidated Balance Sheet. Gains or losses, prior service costs or credits, and transition assets or obligations that have not yet been included in net periodic benefit cost as of the end of the year are recognized as components of Accumulated other comprehensive loss, net of tax, within Hubbell shareholders’ equity. The Company’s policy is to fund pension costs within the ranges prescribed by applicable regulations. In addition to providing defined benefit pension benefits, the Company provides health care and life insurance benefits for some of its active and retired employees. The Company’s policy is to fund these benefits through insurance premiums or as actual expenditures are made. See also Note 10 — Retirement Benefits.

Earnings Per Share

The earnings per share accounting guidance requires use of the two-class method in determining earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends. Basic earnings per share is calculated as net income available to common shareholders divided by the weighted average number of shares of common stock outstanding. Earnings per diluted share is calculated as net income available to common shareholders divided by the weighted average number of shares outstanding of common stock plus the incremental shares outstanding assuming the exercise of dilutive stock options, stock appreciation rights, restricted shares and performance shares. See also Note 18 — Earnings Per Share.

Stock-Based Employee Compensation

The Company measures stock-based employee compensation in accordance with the accounting guidance for stock based compensation. This standard requires expensing the value of all share-based payments, including stock options and similar awards, based upon the award’s fair value over the requisite service period. The expense is recorded in Cost of goods sold and S&A expense in the Consolidated Statement of Income based on the employees’ respective functions.

The Company records deferred tax assets for awards that will result in deductions on its tax returns, based upon the amount of compensation cost recognized and the statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax deduction reporting in the Company’s tax return are recorded to Additional paid-in capital to the extent that previously recognized credits to paid-in capital are still available. See also Note 17 — Stock-Based Compensation.

Comprehensive Income

Comprehensive income is a measure of net income and all other changes in Hubbell shareholders’ equity that result from recognized transactions and other events of the period other than transactions with shareholders. See also the Consolidated Statement of Changes in Equity and Note 19 — Accumulated Other Comprehensive Loss.

Derivatives

In order to limit financial risk in the management of its assets, liabilities and debt, the Company may use derivative financial instruments such as foreign currency hedges, commodity hedges, interest rate hedges and interest rate swaps. All derivative financial instruments are matched with an existing Company asset, liability or proposed transaction. The Company does not speculate or use leverage when trading a derivative product. Market value gains or losses on the derivative financial instrument are recognized in income when the effects of the related price changes of the underlying asset or liability are recognized in income. See Note 14 — Fair Value Measurement for more information regarding our derivative instruments.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance that both expanded and clarified the disclosure requirements related to fair value measurements. Entities are required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy and describe the reasons for the transfers. Additionally, entities are required to disclose and roll forward Level 3 activity on a gross basis rather than as one net number. The new guidance also clarified that entities are required to provide fair value measurement disclosures for each class of assets and liabilities. In addition, entities are required to provide disclosures about the valuation techniques and inputs used to measure fair value of assets and liabilities that fall within Level 2 or Level 3 of the fair value valuation hierarchy. The new disclosures were adopted by the Company on January 1, 2010, except for the Level 3 roll forward disclosures. The Level 3 roll forward disclosures are effective for fiscal years beginning after December 15, 2010 and, as a result, will be adopted by the Company on January 1, 2011. See Note 14 — Fair Value Measurement.

In July 2010 the FASB issued new accounting guidance to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. Accounts receivable with terms exceeding one year are considered finance receivables subject to the provisions of this standard. The Company’s trade receivables, which arose from the sale of goods or services, have a contractual maturity of one year or less and therefore are not subject to the provisions of this standard. The Company does not have any significant receivables with a term exceeding one year and as a result, the standard does not have a material impact on the Company.

Note 2 —	Business Acquisitions

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

During the measurement period, which ended October 1, 2010, the Company finalized the tax attributes related to the Burndy acquisition and as a result recorded an additional deferred tax asset of $19.5 million with a corresponding reduction in goodwill. The balance sheet at December 31, 2009 has been retrospectively adjusted to reflect this adjustment as required by the business combinations accounting guidance. The following table

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

summarizes the final fair values of the assets acquired and the liabilities assumed related to the Burndy acquisition (in millions):

	Initial	2010 Fair Value	Final
	Valuation	Adjustment	Valuation

Purchase Price Allocation:
Accounts receivable	$32.5	$—	$32.5
Inventory	23.4	—	23.4
Deferred tax assets	91.2	19.5	110.7
Property, plant and equipment	40.7	—	40.7
Other assets	11.1	—	11.1
Intangible assets	134.4	—	134.4
Goodwill	137.4	(19.5)	117.9
Deferred tax liabilities	(52.9)	—	(52.9)
Liabilities related to contingencies	(11.8)	—	(11.8)
Other liabilities	(50.8)	—	(50.8)

Total Purchase price	$355.2	$—	$355.2

Note 3 —	Receivables and Allowances

Receivables consist of the following components at December 31, (in millions):

	2010	2009

Trade accounts receivable	$351.7	$325.5
Non-trade receivables	14.5	10.5

Accounts receivable, gross	366.2	336.0
Allowance for credit memos, returns, and cash discounts	(20.8)	(20.8)
Allowance for doubtful accounts	(3.6)	(5.1)

Total allowances	(24.4)	(25.9)

Accounts receivable, net	$341.8	$310.1

Note 4 —	Inventories

Inventories are classified as follows at December 31, (in millions):

	2010	2009

Raw material	$106.0	$88.0
Work-in-process	62.4	62.0
Finished goods	206.4	185.2

	374.8	335.2
Excess of FIFO over LIFO cost basis	(76.4)	(71.7)

Total	$298.4	$263.5

In 2009, inventory quantities were significantly reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2009 purchases, the effect of which decreased cost of goods sold by approximately $11.8 million (an earnings per diluted share impact

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of approximately $0.13) for the year ended December 31, 2009. The Company did not record any significant LIFO liquidations in 2010.

Note 5 —	Goodwill and Other Intangible Assets

Changes in the carrying amounts of goodwill for the years ended December 31, 2010 and 2009, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total

Balance December 31, 2008	$324.1	$260.5	$584.6
Acquisitions	112.6	14.2	126.8
Translation adjustments	9.0	3.8	12.8

Balance December 31, 2009	$445.7	$278.5	$724.2

Adjustments	1.0	(3.2)	(2.2)
Translation adjustments	1.5	0.5	2.0

Balance December 31, 2010	$448.2	$275.8	$724.0

The October 2009 Burndy acquisition resulted in goodwill of $117.9 million, which is not deductible for tax purposes. During 2010, goodwill related to this acquisition decreased $19.5 million for measurement period adjustments related to the finalization of Burndy’s deferred tax attributes. In the table above, these retrospective adjustments are reflected in the Electrical segment goodwill balance at December 31, 2009, in accordance with the accounting guidance for business combinations. See also Note 2 — Business Acquisitions.

Additionally, upon finalization of the Company’s 2009 federal income tax return, adjustments were recorded related to the 2008 acquisition of the Varon Lighting Group, LLC and CDR Systems Corp. These adjustments, recorded in the Electrical and Power segments, were $1.0 million and ($3.2) million, respectively.

The Company has not recorded any goodwill impairments since the initial adoption of the accounting guidance in 2002.

Identifiable intangible assets are recorded in Intangible assets and other in the Consolidated Balance Sheet. Identifiable intangible assets are comprised of the following (in millions):

	December 31,		December 31,
	2010		2009
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization

Definite-lived:
Patents, tradenames and trademarks	$83.6	$(15.2)	$83.0	$(11.0)
Customer/Agent relationships and other	183.1	(34.6)	181.3	(22.0)

Total	266.7	(49.8)	264.3	(33.0)
Indefinite-lived:
Tradenames and other	56.6	—	56.2	—

Total	$323.3	$(49.8)	$320.5	$(33.0)

Amortization expense associated with these definite-lived intangible assets was $16.5 million, $12.6 million and $7.8 million in 2010, 2009 and 2008, respectively. Amortization expense associated with these intangible assets is expected to be $15.9 million in 2011, $15.3 million in 2012, $14.9 million in 2013, $14.0 million in 2014 and $13.0 million in 2015.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Investments

At December 31, 2010 and December 31, 2009, the Company had both available-for-sale and trading investments. The available-for-sale investments consisted entirely of municipal bonds while the trading investments were comprised primarily of debt and equity mutual funds. These investments are stated at fair market value based on current quotes.

The following table sets forth selected data with respect to the Company’s investments at December 31, (in millions):

	2010					2009
		Gross	Gross				Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

Available-For-Sale Investments	$35.7	$0.7	$—	$36.4	$36.4	$25.1	$0.9	$(0.1)	$25.9	$25.9
Trading Investments	2.1	0.5	—	2.6	2.6	1.9	0.3	—	2.2	2.2

Total Investments	$37.8	$1.2	$—	$39.0	$39.0	$27.0	$1.2	$(0.1)	$28.1	$28.1

Contractual maturities of available-for-sale investments at December 31, 2010 were as follows (in millions):

	Amortized
	Cost	Fair Value

Available-For-Sale Investments
Due within 1 year	$8.8	$8.8
After 1 year but within 5 years	17.6	18.1
After 5 years but within 10 years	6.6	6.7
Due after 10 years	2.7	2.8

Total	$35.7	$36.4

At December 31, 2010 and December 31, 2009, the total net of tax unrealized gains recorded relating to available-for-sale securities were $0.5 million. These net unrealized gains have been included in Accumulated other comprehensive loss, net of tax. Net unrealized gains relating to trading investments have been reflected in the results of operations. The cost basis used in computing the gain or loss on these securities was through specific identification. Realized gains and losses for both available-for-sale and trading securities were immaterial in 2010, 2009 and 2008.

Note 7 —	Property, Plant, and Equipment

Property, plant, and equipment, carried at cost, is summarized as follows at December 31, (in millions):

	2010	2009

Land	$38.5	$41.4
Buildings and improvements	216.2	227.8
Machinery, tools and equipment	635.8	620.0
Construction-in-progress	16.2	16.3

Gross property, plant, and equipment	906.7	905.5
Less accumulated depreciation	(548.4)	(536.7)

Net property, plant, and equipment	$358.3	$368.8

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciable lives on buildings range between 20-40 years. Depreciable lives on machinery, tools, and equipment range between 3-20 years. The Company recorded depreciation expense of $47.1 million, $46.3 million and $43.9 million for 2010, 2009 and 2008, respectively.

Note 8 —	Other Accrued Liabilities

Other accrued liabilities consists of the following at December 31, (in millions):

	2010	2009

Deferred revenue	$34.9	$44.1
Customer program incentives	31.2	23.5
Other	75.5	87.1

Total	$141.6	$154.7

Note 9 —	Other Non-Current Liabilities

Other non-current liabilities consists of the following at December 31, (in millions):

	2010	2009

Pensions	$103.2	$86.0
Other postretirement benefits	32.1	36.8
Deferred tax liabilities	21.2	21.5
Other	44.9	40.8

Total	$201.4	$185.1

Note 10 —	Retirement Benefits

The Company has funded and unfunded non-contributory U.S. and foreign defined benefit pension plans. Benefits under these plans are generally provided based on either years of service and final average pay or a specified dollar amount per year of service. The Company also maintains six defined contribution pension plans.

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

The Company also has a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits have been discontinued for substantially all future retirees. The Company anticipates future cost-sharing changes for its discontinued plans that are consistent with past practices.

The Company uses a December 31 measurement date for all of its plans. There were no amendments made in 2010 or 2009 to the defined benefit pension plans which had a significant impact on the total pension benefit obligation. During 2010, amendments made to the Hubbell and Burndy Retiree Medical Plans resulted in a reduction of $7.5 million to the liability.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the reconciliation of beginning and ending balances of the benefit obligations and the plan assets for the Company’s defined benefit pension and other benefit plans at December 31, (in millions):

	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Change in benefit obligation
Benefit obligation at beginning of year	$647.0	$578.9	$39.7	$28.0
Service cost	12.7	12.2	0.3	0.6
Interest cost	37.8	36.9	2.1	1.7
Plan participants’ contributions	0.7	0.7	—	—
Amendments	—	—	(7.5)	(0.7)
Curtailment and settlement gain	—	(0.5)	—	—
Actuarial loss (gain)	61.0	37.5	2.1	(0.3)
Acquisitions/Divestitures	—	5.7	—	13.1
Currency impact	(1.3)	5.5	—	—
Other	(0.7)	(0.1)	(0.5)	—
Benefits paid	(34.7)	(29.8)	(3.2)	(2.7)

Benefit obligation at end of year	$722.5	$647.0	$33.0	$39.7

Change in plan assets
Fair value of plan assets at beginning of year	$575.8	$472.7	$—	$—
Actual return on plan assets	54.6	89.1	—	—
Acquisitions/Divestitures	—	7.4	—	—
Employer contributions	26.5	30.0	—	—
Plan participants’ contributions	0.7	0.7	—	—
Currency impact	(0.9)	5.9	—	—
Settlement loss and other	—	(0.2)	—	—
Benefits paid	(34.7)	(29.8)	—	—

Fair value of plan assets at end of year	$622.0	$575.8	$—	$—

Funded status	$(100.5)	$(71.2)	$(33.0)	$(39.7)

Amounts recognized in the consolidated balance sheet consist of:
Prepaid pensions (included in Intangible assets and other)	$6.2	$17.0	$—	$—
Accrued benefit liability (short-term and long-term)	(106.7)	(88.2)	(33.0)	(39.7)

Net amount recognized	$(100.5)	$(71.2)	$(33.0)	$(39.7)

Amounts recognized in Accumulated other comprehensive loss (income) consist of:
Net actuarial loss (gain)	$153.8	$115.3	$0.8	$(1.2)
Prior service cost (credit)	1.2	1.5	(9.1)	(2.5)

Net amount recognized	$155.0	$116.8	$(8.3)	$(3.7)

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for all defined benefit pension plans was $669.6 million and $595.2 million at December 31, 2010 and 2009, respectively. Information with respect to plans with accumulated benefit obligations in excess of plan assets is as follows, (in millions):

	2010	2009

Projected benefit obligation	$623.3	$73.5
Accumulated benefit obligation	$586.1	$67.5
Fair value of plan assets	$517.4	$11.0

The following table sets forth the components of pension and other benefit costs for the years ended December 31, (in millions):

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008

Components of net periodic benefit cost
Service cost	$12.7	$12.2	$14.6	$0.3	$0.6	$0.2
Interest cost	37.8	36.9	35.8	2.1	1.7	1.7
Expected return on plan assets	(41.7)	(37.2)	(47.5)	—	—	—
Amortization of prior service cost/(credit)	0.3	0.3	0.4	(0.3)	(0.2)	(0.2)
Amortization of actuarial losses	5.4	7.3	1.3	—	—	—
Curtailment and settlement losses (gains)	(0.1)	0.1	—	(0.6)	—	(1.7)

Net periodic benefit cost	$14.4	$19.6	$4.6	$1.5	$2.1	$—

Changes recognized in other comprehensive loss (income), before tax, (in millions):
Current year net actuarial (gain)/loss	$46.7	$(14.8)	$148.9	$2.1	$(0.3)	$0.3
Current year prior service (cost)/credit	—	—	0.2	(7.6)	(0.8)	—
Amortization of prior service (cost)/credit	(0.3)	(0.3)	(0.4)	0.9	0.2	0.2
Amortization of net actuarial loss	(5.4)	(7.3)	(1.3)	—	—	—
Currency impact	(3.3)	—	(1.0)	—	—	—
Other adjustments	0.5	0.4	0.1	—	—	—

Total recognized in accumulated other comprehensive (income) loss	38.2	(22.0)	146.5	(4.6)	(0.9)	0.5

Total recognized in net periodic pension cost and other comprehensive loss (income)	$52.6	$(2.4)	$151.1	$(3.1)	$1.2	$0.5

Amortization expected to be recognized through income during 2011
Amortization of prior service cost/(credit)	$0.2			$(1.0)
Amortization of net loss	8.1			—

Total expected to be recognized through income during next fiscal year	$8.3			$(1.0)

In addition to the above, certain of the Company’s union employees participate in multi-employer defined benefit plans. The total Company cost of these plans was $0.7 million in 2010, $0.8 million in 2009 and $0.9 million in 2008. In 2009, the Company requested a withdrawal calculation related to the closure of a facility. The

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preliminary net present value calculation of the liability provided by the plan was $0.9 million. This expense was recorded by the Company in 2009 and ultimately paid in early 2010.

The Company also maintains six defined contribution pension plans. The total cost of these plans was $6.5 million in 2010 and $5.9 million in both 2009 and 2008, excluding the employer match for the 401(k) plan. This cost is not included in the above net periodic benefit cost for the defined benefit pension plans.

Assumptions

The following assumptions were used to determine the projected benefit obligations at the measurement date and the net periodic benefit cost for the year:

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008

Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	5.38%	5.96%	6.46%	5.40%	6.00%	6.50%
Rate of compensation increase	3.56%	3.57%	4.07%	3.50%	3.50%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	5.96%	6.46%	6.41%	6.00%	6.50%	6.50%
Expected return on plan assets	7.50%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	3.57%	4.07%	4.07%	3.50%	4.00%	4.00%

At the end of each calendar year, the Company determines the appropriate expected return on assets for each plan based upon its strategic asset allocation (see discussion below). In making this determination, the Company utilizes expected returns for each asset class based upon current market conditions and expected risk premiums for each asset class.

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	Other Benefits
	2010	2009	2008

Assumed health care cost trend rates at December 31,
Health care cost trend assumed for next year	9.0%	8.0%	8.0%
Rate to which the cost trend is assumed to decline	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2015	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	$1.6	$(1.5)

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets

The Company’s combined targeted and actual domestic and foreign pension plan weighted average asset allocation at December 31, 2011, 2010 and 2009 by asset category are as follows:

	Target	Percentage of
	Allocation	Plan Assets
	2011	2010	2009

Asset Category
Equity securities	43%	44%	50%
Debt securities & Cash	37%	38%	32%
Alternative Investments	20%	18%	18%

Total	100%	100%	100%

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

Equity securities include Company common stock in the amounts of $20.0 million (3.7% of total domestic plan assets) and $15.9 million (3.2% of total domestic plan assets) at December 31, 2010 and 2009, respectively.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s pension plan assets at December 31, 2010 and 2009, by asset category are as follows (in millions):

		Quoted Prices in	Quoted Prices in
		Active Markets	Active Market	Significant
		for Identical	for Similar Asset	Unobservable
Asset Category	Total	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Cash and cash equivalents	$25.2	$25.2	$—	$—
Equity securities:
US Large-cap(a)	109.1	109.1	—	—
US Mid-cap and Small-cap Growth(b)	19.1	19.1	—	—
International Large-cap	62.7	62.7	—	—
Emerging Markets	43.9	43.9	—	—
Fixed Income Securities:
US Treasuries	60.3	60.3	—	—
Corporate Bonds(c)	91.7	91.7	—	—
Asset Backed Securities and Other	7.2	7.2	—	—
Derivatives:
Equity Futures(d)	51.6	—	51.6	—
Fixed Income Futures	0.3	—	0.3	—
Alternative Investment Funds	104.7	—	—	104.7

Balance at December 31, 2009	$575.8	$419.2	$51.9	$104.7

		Quoted Prices in	Quoted Prices in
		Active Markets	Active Market	Significant
		for Identical	for Similar Asset	Unobservable
	Total	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Cash and cash equivalents	$56.0	$56.0	$—	$—
Equity securities:
US Large-cap(a)	144.9	144.9	—	—
US Mid-cap and Small-cap Growth(b)	24.1	24.1	—	—
International Large-cap	37.1	37.1	—	—
Emerging Markets	39.8	39.8	—	—
Fixed Income Securities:
US Treasuries	56.2	56.2	—	—
Corporate Bonds(c)	75.9	75.9	—	—
Asset Backed Securities and Other	47.1	47.1	—	—
Derivatives:
Equity Futures(d)	30.2	—	30.2	—
Alternative Investment Funds	110.7	—	—	110.7

Balance at December 31, 2010	$622.0	$481.1	$30.2	$110.7

(a)	Includes an actively managed portfolio of large-cap US stocks

(b)	Includes $20.0 million and $15.9 million of the Company’s common stock at December 31, 2010 and 2009, respectively, and an investment in actively managed mid-cap and small-cap US stocks

(c)	Includes primarily investment grade bonds of US issuers from diverse industries

(d)	Includes primarily large-cap US and foreign equity futures

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s pension plan assets measured using significant unobservable inputs (Level 3) at December 31, 2010, by asset category are as follows (in millions):

	Institutional	Distressed
	Fund of	Opportunities
	Hedge Funds	Fund	Total

Balance at December 31, 2008	$77.2	$3.9	$81.1
Actual return on plan assets:
Relating to assets still held at the reporting date	10.4	0.5	10.9
Relating to assets sold during the period	—	—	—
Purchases, sales and settlements, net	11.3	1.4	12.7
Transfers in and/or out of Level 3	—	—	—

Balance at December 31, 2009	$98.9	$5.8	$104.7

Actual return on plan assets:
Relating to assets still held at the reporting date	4.4	1.3	5.7
Relating to assets sold during the period	—	—	—
Purchases, sales and settlements, net	—	0.3	0.3
Transfers in and/or out of Level 3	—	—	—

Balance at December 31, 2010	$103.3	$7.4	$110.7

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

Contributions

Although not required under the Pension Protection Act of 2006, the Company may decide to make a voluntary contribution to its qualified domestic defined benefit pension plans in 2011. The Company expects to contribute approximately $3.5 million to its foreign plans in 2011.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments

The following domestic and foreign benefit payments, which reflect future service, as appropriate, are expected to be paid as follows, (in millions):

		Other Benefits
			Medicare
			Part D
	Pension Benefits	Gross	Subsidy	Net

2011	$31.7	$3.0	$0.2	$2.8
2012	$33.3	$3.0	$0.2	$2.8
2013	$36.2	$3.0	$0.2	$2.8
2014	$38.1	$2.9	$0.2	$2.7
2015	$40.1	$2.8	$0.2	$2.6
2016-2020	$233.1	$12.5	$0.8	$11.7

Note 11 —	Debt

The following table sets forth the components of the Company’s debt structure at December 31, (in millions):

	2010			2009
	Short-Term	Senior Notes		Short-Term	Senior Notes
	Debt	(Long-Term)	Total	Debt	(Long-Term)	Total

Balance at year end	$1.8	$595.9	$597.7	$—	$497.2	$497.2
Highest aggregate month-end balance			$715.7			$563.5
Average borrowings	$2.3	$525.8	$528.1	$5.5	$496.8	$502.3
Weighted average interest rate:
At year end	14.12%	4.79%	4.82%	—	6.12%	6.12%
Paid during the year	17.00%	5.51%	5.56%	0.26%	6.12%	5.85%

The Company’s short-term debt consisted of a 4.0 million Brazilian Real line of credit with HSBC Bank which is used to fund its Brazilian operations. At December 31, 2010, 3.0 million Brazilian Real are outstanding (equivalent to $1.8 million). This line of credit expires in March 2011 and is not subject to any annual commitment fees. The interest rate on the debt reflects the prevailing interest rate for short-term borrowings in Brazil.

At December 31, 2010 and 2009, the Company had $595.9 million and $497.2 million, respectively, of senior notes reflected as Long-term debt in the Consolidated Balance Sheet. Interest and fees paid related to total indebtedness was $28.4 million, $29.8 million and $24.5 million in 2010, 2009 and 2008, respectively.

In November 2010, the Company completed a public debt offering for $300 million of long-term, senior, unsecured notes maturing in November 2022 and bearing interest at a fixed rate of 3.625%. The Company received $294.8 in proceeds from the offering, net of discounts and debt issuance costs. The discount and issuance costs were deferred and are being amortized to interest expense over the term of the 2022 Notes. Interest on the 2022 Notes will be paid semi-annually in May and November, commencing in May 2011. In connection with the issuance of the 2022 Notes, the Company entered into a forward starting swap to hedge its exposure to fluctuations in treasury rates, which resulted in a loss of $1.6 million during the fourth quarter of 2010 when the Company closed out this position. This amount has been recorded, net of tax, in accumulated other comprehensive loss and will be amortized to interest expense over the life of the 2022 Notes.

Simultaneous with the November 2010 debt offering, the Company also announced the cash tender offer for any and all of its $200 million (6.375%) senior notes that were scheduled to mature in May 2012. Upon expiration of

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the tender offer, $81.9 million of the aggregate outstanding principal amount of the 2012 Notes were validly tendered and accepted. Subsequent to the expiration of the tender offer, the Company elected to redeem the remaining outstanding principal of $118.1 million under the provisions of the 2012 Notes. The loss on this transaction (recorded as part of the Loss on extinguishment of debt in the Consolidated Statement of Income), including the make whole premium paid, expenses and the write-off of the remaining deferred issuance costs associated with the 2012 Notes, was approximately $17.3 million. The net cash proceeds remaining from the 2022 Note issuance, subsequent to the tender/redemption of the 2012 Notes, were used for general corporate purposes.

In conjunction with the early extinguishment of the 2012 Notes, the Company terminated its interest rate swap associated with these notes. This interest rate swap was accounted for as a fair value hedge and was used to convert the stated interest rate of the 2012 Notes from fixed to floating. At the time of termination, this interest rate swap was in-the-money and resulted in a gain of $2.6 million. This gain was recorded as part of the Loss on extinguishment of debt in the Consolidated Statement of Income.

In May 2008, the Company completed a public offering of $300 million long-term senior, unsecured notes maturing in May 2018. The 2018 Notes bear interest at a fixed rate of 5.95%. Prior to the issuance of the 2018 Notes, the Company entered into a forward interest rate lock which resulted in a $1.2 million gain. This amount was recorded in Accumulated other comprehensive loss, net of tax, and is being amortized over the life of the notes.

The 2018 Notes and the 2022 Notes are both fixed rate indebtedness, are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default under the indenture governing the terms of the 2018 Notes and 2022 Notes, as modified by the supplemental indentures creating each such series, or upon a change of control event as defined in such indenture.

In March 2008, the Company exercised its option to expand its credit facility by $100 million, bringing the total credit facility to $350 million. The expiration date of the 2007 Credit Agreement is October 31, 2012. The interest rate applicable to borrowings under the credit agreement is either the prime rate or a surcharge over LIBOR. The covenants of the facility require that Hubbell shareholders’ equity be greater than $675 million and that total debt not exceed 55% of total capitalization (defined as total debt plus Hubbell shareholders’ equity). The Company was in compliance with all debt covenants at December 31, 2010 and 2009. Annual commitment fee requirements to support availability of the credit facility were not material. This facility is used as a backup to our commercial paper program and was undrawn as of December 31, 2010.

In September 2009, the Company entered into a line of credit agreement with Credit Suisse for approximately 30 million Swiss francs (equivalent to $31.6 million) to support the issuance of letters of credit. The availability of credit under this facility is dependent upon the maintenance of compensating balances, which may be withdrawn. There are no annual commitment fees associated with this credit facility. The Company also maintains a 2.1 million pound sterling credit facility (equivalent to $3.2 million) with HSBC Bank in the UK which is set for renewal on November 30, 2011. There are no annual commitment fees associated with this credit agreement which was undrawn as of December 31, 2010.

In addition to the above credit commitments, the Company has an unsecured line of credit for $35 million with Bank of America, N.A. to support issuance of its letters of credit. At December 31, 2010, the Company had approximately $22.8 million of letters of credit outstanding under this facility.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Income Taxes

The following table sets forth selected data with respect to the Company’s income tax provisions for the years ended December 31, (in millions):

	2010	2009	2008

Income before income taxes:
United States	$224.5	$183.1	$213.6
International	95.9	78.5	104.8

Total	$320.4	$261.6	$318.4

Provision for income taxes — current:
Federal	$47.5	$25.3	$64.1
State	7.8	7.2	11.0
International	21.3	15.5	19.4

Total provision-current	76.6	48.0	94.5

Provision for income taxes — deferred:
Federal	$24.3	$29.5	$8.5
State	1.5	(0.2)	(10.6)
International	(0.8)	3.0	2.8

Total provision — deferred	25.0	32.3	0.7

Total provision for income taxes	$101.6	$80.3	$95.2

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. The components of the deferred tax assets/(liabilities) at December 31, were as follows (in millions):

	2010	2009

Deferred tax assets:
Inventory	$8.0	$6.4
Income tax credits	18.8	16.6
Accrued liabilities	13.8	17.4
Pension	35.7	34.4
Postretirement and post employment benefits	18.8	11.2
Stock-based compensation	11.3	10.2
Net operating loss carryforwards	75.9	86.6
Miscellaneous other	1.4	0.8

Gross deferred tax assets	183.7	183.6
Valuation allowance	(2.6)	(2.2)

Total net deferred tax assets	$181.1	$181.4

Deferred tax liabilities:
Acquisition basis difference	115.7	107.4
Property, plant, and equipment	27.7	29.5

Total deferred tax liabilities	$143.4	$136.9

Total net deferred tax asset	$37.7	$44.5

Deferred taxes are reflected in the Consolidated Balance Sheet as follows:
Current tax assets (included in Deferred taxes and other)	$24.7	$46.7
Non-current tax assets (included in Intangible assets and other)	34.2	19.3
Non-current tax liabilities (included in Other Non-current liabilities)	(21.2)	(21.5)

Total net deferred tax asset	$37.7	$44.5

During 2010, the Company determined that the December 31, 2009 deferred tax assets and deferred tax liabilities related to the Burndy acquisition were misclassified, primarily as a result of improperly applying the jurisdictional netting rule of the income taxes accounting guidance. As a result, the Company revised the December 31, 2009 balance sheet by decreasing current deferred tax assets by $17.1 million, decreasing non-current deferred tax assets by $44.6 million and by decreasing its non-current deferred tax liability by $61.7 million. In 2010, the Company also finalized the tax attributes associated with the Burndy acquisition and as a result recorded an additional $19.5 million of deferred tax assets. Both of these revisions have been reflected in the December 31, 2009 data presented in the table above.

As of December 31, 2010, the Company had a total of $18.8 million of Federal and State tax credit carryforwards, net of Federal benefit (including credit carryforwards of $3.3 million related to the Burndy acquisition) available to offset future income taxes, of which $0.8 million may be carried forward indefinitely while the remaining $18.0 million will begin to expire at various times beginning in 2011 through 2026. The Company has recorded a net valuation allowance of $2.6 million for the portion of the tax credit carryforwards the Company anticipates will expire prior to utilization. Additionally, as of December 31, 2010, the Company had recorded tax benefits totaling $75.9 million (including $74.7 million related to the Burndy acquisition) for Federal and State net operating loss carryforwards (“NOLs”). The tax benefit related to these NOLs has been adjusted to

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflect an “ownership change” pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the utilization of pre-acquisition operating losses. The Company expects to fully utilize the adjusted NOLs prior to their expiration.

At December 31, 2010, income and withholding taxes have not been provided on approximately $381.0 million of undistributed international earnings that are permanently reinvested in international operations. If such earnings were not indefinitely reinvested, a tax liability of approximately $68.7 million would be recognized.

Cash payments of income taxes were $74.0 million, $53.4 million and $68.8 million in 2010, 2009 and 2008, respectively.

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The IRS and other tax authorities routinely audit the Company’s tax returns. These audits can involve complex issues which may require an extended period of time to resolve. During 2010, the IRS concluded an audit of the Company’s 2006 and 2007 federal income tax returns; however, the statue of limitations has not yet expired for these years. As a result of this audit, the Company recorded an additional $2.2 million of income tax expense during the third quarter of 2010. A cash payment of $12.7 million related to this audit was made in October 2010. With few exceptions, the Company is no longer subject to state, local, or non-U.S. income tax examinations by tax authorities for years prior to 2003.

The following tax years, by major jurisdiction, are still subject to examination by taxing authorities:

Jurisdiction	Open Years

United States	2006-2010
Canada	2007-2010
UK	2008-2010

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2010	2009	2008

Unrecognized tax benefits at beginning of year	$30.6	$17.3	$8.7
Additions based on tax positions relating to the current year	2.5	3.0	4.5
Reductions based on expiration of statute of limitations	(0.7)	(1.4)	(0.4)
Additions to tax positions relating to previous years	1.0	11.8	4.7
Settlements	(8.2)	(0.1)	(0.2)

Total unrecognized tax benefits	$25.2	$30.6	$17.3

Included in the balance at December 31, 2010 are $13.6 million of tax positions which, if in the future are determined to be recognizable, would affect the annual effective income tax rate. Additionally, there are $0.9 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the applicable taxing authority to an earlier period.

The Company’s policy is to record interest and penalties associated with the underpayment of income taxes within Provision for income taxes in the Consolidated Statement of Income. The Company recognized approximately $1.0 million in 2010 and $0.8 million of expense before federal tax benefit in both 2009 and 2008 related to interest and penalties. The Company had $1.5 million and $2.6 million accrued for the payment of interest and penalties as of December 31, 2010 and December 31, 2009, respectively.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated effective income tax rate varied from the United States federal statutory income tax rate for the years ended December 31, as follows:

	2010	2009	2008

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.7	2.0	2.7
Foreign income taxes	(4.2)	(3.1)	(3.9)
State tax credits/refunds and loss carryforwards	(0.4)	(0.1)	(2.0)
Out of period adjustment	—	(1.9)	—
Other, net	(0.4)	(1.2)	(1.9)

Consolidated effective income tax rate	31.7%	30.7%	29.9%

During the year ended December 31, 2009, the Company recorded an immaterial out-of-period adjustment, predominately arising in years prior to 1999 related to certain deferred tax accounts, which decreased the provision for income tax by $4.9 million. The Company concluded that the adjustment was not material to prior periods and the cumulative effect was not material to the results for the year ended December 31, 2009.

Note 13 —	Financial Instruments

Concentrations of Credit Risk:  Financial instruments which potentially subject the Company to concentrations of credit risk consist of trade receivables, cash and cash equivalents and short-term investments. The Company grants credit terms in the normal course of business to its customers. Due to the diversity of its product lines, the Company has an extensive customer base including electrical distributors and wholesalers, electric utilities, equipment manufacturers, electrical contractors, telecommunication companies and retail and hardware outlets. No single customer accounted for more than 10% of total sales in any year during the three years ended December 31, 2010. However, the Company’s top 10 customers accounted for approximately 31% of the accounts receivable balance at December 31, 2010. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers. Bad debt write-offs have historically been minimal. The Company places its cash and cash equivalents with financial institutions and limits the amount of exposure to any one institution.

Fair Value:  The carrying amounts reported in the Consolidated Balance Sheet for cash and cash equivalents, short-term investments, receivables, bank borrowings, accounts payable and accruals approximate their fair values given the immediate or short-term nature of these items. See also Note 6 — Investments and Note 14 — Fair Value Measurement.

The fair value of the senior notes classified as long-term debt was determined by reference to quoted market prices and approximated $619.7 million and $539.6 million at December 31, 2010 and 2009, respectively.

Note 14 —	Fair Value Measurement

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

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2010 and 2009 (in millions):

	Quoted Prices in	Quoted Prices in
	Active Markets	Active Markets
	for Identical	for Similar
Asset (Liability)	Assets (Level 1)	Assets (Level 2)	Total

December 31, 2010
Available for sale investments	$36.4	$—	$36.4
Trading securities	2.6	—	2.6
Deferred compensation plan liabilities	(2.5)	—	(2.5)
Derivatives:
Forward exchange contracts	—	(0.6)	(0.6)

	$36.5	$(0.6)	$35.9

	Quoted Prices in	Quoted Prices in
	Active Markets	Active Markets
	for Identical	for Similar
	Assets (Level 1)	Assets (Level 2)	Total

December 31, 2009
Available for sale investments	$25.9	$—	$25.9
Trading securities	2.2	—	2.2
Deferred compensation plan liabilities	(1.6)	—	(1.6)
Derivatives:
Forward exchange contracts	—	(1.1)	(1.1)
Interest rate swap	—	(0.5)	(0.5)

	$26.5	$(1.6)	$24.9

The methods and assumptions used to estimate the Level 2 fair values were as follows:

Forward exchange contracts — The fair value of forward exchange contracts were based on quoted forward foreign exchange prices at the reporting date.

Interest rate swap — The fair value of interest rate swap agreements were estimated based on the LIBOR yield curves at the reporting date.

During 2010 and 2009, there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. At December 31, 2010 and December 31, 2009, the Company did not have any financial assets or liabilities that fell within the Level 3 hierarchy.

Investments

At December 31, 2010 and December 31, 2009, the Company had $36.4 million and $25.9 million, respectively, of municipal bonds classified as available-for-sale securities. The Company also had $2.6 million and $2.2 million of trading securities at December 31, 2010 and December 31, 2009, respectively. These investments are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivatives

In order to limit financial risk in the management of its assets, liabilities and debt, the Company may use derivative financial instruments such as foreign currency hedges, commodity hedges, interest rate hedges and interest rate swaps. All derivative financial instruments are matched with an existing Company asset, liability or proposed transaction. Market value gains or losses on the derivative financial instrument are recognized in income when the effects of the related price changes of the underlying asset or liability are recognized in income.

The fair values of derivative instruments in the Consolidated Balance Sheet are as follows (in millions):

	Asset/(Liability) Derivatives
		Fair Value
		December 31,	December 31,
Derivatives designated as hedges	Balance Sheet Location	2010	2009

Forward exchange contracts designated as cash flow hedges	Other accrued liabilities	$(0.6)	$(1.1)
Interest rate swap designated as a fair value hedge	Other non-current liabilities	—	(0.5)

		$(0.6)	$(1.6)

Forward exchange contracts

In 2010 and 2009, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases. As of December 31, 2010, the Company has 18 individual forward exchange contracts at $1.0 million, which have various expiration dates through December 2011. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

Interest Rate Locks

Prior to the 2010 and 2008 issuance of long-term notes, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2010 interest rate lock resulted in a $1.6 million loss while the 2008 interest rate lock resulted in a $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. The amortization associated with these interest rate locks is reflected in Interest expense in the Consolidated Statement of Income. As of December 31, 2010 there was $0.5 million of net unamortized losses reflected in Accumulated other comprehensive loss.

Additionally, upon extinguishment of the 2012 Notes, the Company had $0.2 million of unamortized losses related to an interest rate lock that had been entered into prior to the notes issuance in 2002. This amount was written off to Interest expense in the Consolidated Statement of Income. As of December 31, 2009, the Company had $0.4 million of net unamortized gains reflected in Accumulated other comprehensive loss related to the 2012 and 2018 Notes.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the amounts recognized in Accumulated other comprehensive related to these forward exchange contracts and interest rate locks (in millions):

	December 31,	December 31,
Loss Recognized in Accumulated Other Comprehensive Loss (net of tax)	2010	2009

Forward exchange contracts	$(0.6)	$(1.8)
Interest rate locks	(1.0)	—

The following table summarizes the gains/(losses) reclassified from Accumulated other comprehensive loss into income related to these forward exchange contracts and interest rate locks for the years ended December 31, (in millions):

Location of Gain/(Loss) Reclassified into Income (Effective Portion)	2010	2009	2008

Cost of goods sold	$(1.4)	$0.4	$0.9
Interest expense	(0.2)	(0.1)	(0.1)

There was no hedge ineffectiveness with respect to the forward exchange cash flow hedges during 2010, 2009 and 2008.

Interest Rate Swaps

In May 2009, the Company entered into a three year interest rate swap for an aggregate notional amount of $200 million to manage its exposure to changes in the fair value of its 2012 Notes. In conjunction with the early extinguishment of these notes, the Company terminated its interest rate swap associated with these notes. This interest rate swap was accounted for as a fair value hedge and was used to convert the stated interest rate of the 2012 Notes from floating to fixed. At the time of termination, this interest rate swap was in-the-money and resulted in a gain of $2.6 million. This gain was recorded as part of the Loss on extinguishment of debt in the Consolidated Statement of Income. Prior to its termination, the interest rate swap reduced interest expense by $2.2 million in 2010.

Long-term Debt

The total carrying value of long-term debt as of December 31, 2010 was $595.9 million, net of unamortized discount. As of December 31, 2010, the estimated fair value of the long-term debt was $619.7 million based on quoted market prices.

Note 15 —	Commitments and Contingencies

Environmental and Legal

The Company is subject to environmental laws and regulations which may require that it investigate and remediate the effects of potential contamination associated with past and present operations. The Company is also subject to various legal proceedings and claims, including those relating to patent matters, as well as workers’ compensation, product liability and environmental matters, including past production of product containing toxic substances, which have arisen in the normal course of its operations or have been acquired through business combinations. The Company is self-insured for certain of these incidents at various amounts. Estimates of future liability with respect to such matters are based on an evaluation of currently available facts. Liabilities are recorded when it is probable that costs will be incurred and can be reasonably estimated. Given the nature of matters involved, it is possible that liabilities will be incurred in excess of amounts currently recorded. However, based upon available information, including the Company’s past experience, insurance coverage and reserves, management believes that the ultimate liability with respect to these matters will not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company accounts for conditional asset retirement and environmental obligations in accordance with the applicable accounting guidance. The accounting guidance defines “conditional asset retirement obligation” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Accordingly, an entity is

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company identified other legal obligations related to environmental clean up for which a settlement date could not be determined. These items were not material to the Company’s results of operations, financial position or cash flows as of, December 31, 2010, 2009 and 2008. The Company continues to monitor and revalue its liability as necessary and, as of December 31, 2010 the liability continues to be immaterial.

Leases

Total rental expense under operating leases was $22.3 million in 2010, $22.2 million in 2009 and $22.4 million in 2008. The minimum annual rentals on non-cancelable, long-term, operating leases in effect at December 31, 2010 are expected to approximate $13.5 million in 2011, $10.4 million in 2012, $8.9 million in 2013, $6.5 million in 2014, $5.1 million in 2015 and $21.2 million thereafter. The Company’s leases consist of operating leases primarily for buildings or equipment. The terms for building leases typically range from 5-25 years with 5-10 year renewal periods.

Note 16 —	Capital Stock

Activity in the Company’s common shares outstanding is set forth below for the three years ended December 31, 2010 (in thousands):

	Common Stock
	Class A	Class B

Outstanding at December 31, 2007	7,378	50,550

Exercise of stock options	—	258
Shares issued under director compensation arrangements	—	2
Restricted shares issued, net of forfeitures	—	175
Acquisition/surrender of shares	(213)	(1,883)

Outstanding at December 31, 2008	7,165	49,102

Shares issued as part of equity offering	—	2,990
Exercise of stock options/stock appreciation rights	—	194
Shares issued under director compensation arrangements	2	155
Restricted shares issued, net of forfeitures	—	87
Acquisition/surrender of shares	—	(35)

Outstanding at December 31, 2009	7,167	52,493

Exercise of stock options/stock appreciation rights	—	1,351
Restricted/performance shares issued, net of forfeitures	—	143
Acquisition/surrender of shares	—	(458)

Outstanding at December 31, 2010	7,167	53,529

Repurchased shares are retired when acquired and the purchase price is charged against par value and additional paid-in capital. Shares may be repurchased through the Company’s stock repurchase program, acquired by the Company from employees under the Hubbell Incorporated Stock Option Plan for Key Employees (the “Option Plan”) or surrendered to the Company by employees in settlement of their tax liability on vesting of restricted shares and performance shares under the Hubbell Incorporated 2005 Incentive Award Plan, (the “Award

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan”). Class A Common shares have twenty votes per share, while Class B Common shares have one vote per share. In addition, the Company has 5.9 million authorized shares of preferred stock; no preferred shares are outstanding.

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

Shares of the Company’s common stock were reserved at December 31, 2010 as follows (in thousands):

	Common Stock		Preferred
	Class A	Class B	Stock

Exercise of outstanding stock options	—	1,178	—
Future grant of stock-based compensation	—	3,253	—
Exercise of stock purchase rights	—	—	61
Shares reserved under other equity compensation plans	—	140	—

Total	—	4,571	61

Note 17 —	Stock-Based Compensation

As of December 31, 2010, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The accounting guidance requires that share-based compensation expense be

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized over the period from the grant date to the date on which the award is no longer contingent on the employee providing additional service (the “substantive vesting period”). The Company recognizes the cost of these awards on a straight-line basis over their respective substantive vesting periods, net of estimated forfeitures.

The Company’s long-term incentive program for awarding stock-based compensation uses a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s Class B Common Stock pursuant to the Award Plan. In May 2010, the Company’s shareholders approved an amendment and restatement of the Award Plan which increased the total number of shares available for issuance under the Award Plan from 5.9 million to 6.9 million shares of Class B Common Stock. These shares are to be used for the settlement of restricted stock, performance shares, and SARs. The Company issues new shares for settlement of any stock-based awards. In 2010, the Company issued stock-based awards using a combination of restricted stock, SARs and performance shares.

In 2010, 2009 and 2008, the Company recorded $11.4 million, $10.3 million, and $12.5 million of stock-based compensation costs, respectively. Of the total 2010 expense, $10.9 million was recorded to S&A expense and $0.5 million was recorded to Cost of goods sold. In 2009 and 2008, $9.8 million and $12.1 million, respectively, was recorded to S&A expense and $0.5 million and $0.4 million, respectively was recorded to Cost of goods sold. Stock-based compensation costs capitalized to inventory were $0.1 million in 2010, 2009 and 2008. The Company recorded income tax benefits of approximately $4.3 million, $3.9 million and $4.7 million in 2010, 2009 and 2008, respectively, related to stock-based compensation. At December 31, 2010, these benefits are recorded as either a deferred tax asset in Deferred taxes and other or in Other accrued liabilities in the Consolidated Balance Sheet. As of December 31, 2010, there was $18.4 million, pretax, of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized through 2013.

Each of the compensation arrangements is discussed below.

Restricted Stock

Stock Issued to Employees

Restricted stock granted is not transferable and is subject to forfeiture in the event of the recipient’s termination of employment prior to vesting. The restricted stock generally vests in one-third increments annually for three years on each anniversary of the date of grant or completely upon a change in control or termination of employment by reason of death or disability. Restricted stock awards are considered outstanding at the time of grant, as the award holders are entitled to dividends and voting rights. Unvested restricted stock awards are considered participating securities in computing earnings per share. The restricted stock fair values are measured using the average between the high and low trading prices of the Company’s Class B Common Stock on the most recent trading day immediately preceding the grant date (“measurement date”).

Stock Issued to Non-employee Directors

In 2010, 2009 and 2008, each non-employee director received a grant of Class B Common Stock. These grants were made on the date of the annual meeting of shareholders and vested or will vest at the following year’s annual meeting of shareholders, upon a change of control or termination of employment by reason of death. These shares will be subject to forfeiture if the director’s service terminates prior to the date of the next regularly scheduled annual meeting of shareholders to be held in the following calendar year. During the years 2010, 2009 and 2008, the Company issued to non-employee directors 15,750 shares, 6,000 shares and 6,750 shares, respectively.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to both employee and non-employee restricted stock for the year ended December 31, 2010 is as follows (in thousands, except per share amounts):

		Weighted
	Shares	Average Value/Share

Restricted stock at December 31, 2009	249	$39.82
Shares granted	108	58.18
Shares vested	(122)	40.39
Shares forfeited	(5)	39.77

Restricted stock at December 31, 2010	230	$43.25

The weighted average fair value per share of restricted stock granted during the years 2010, 2009 and 2008 was $58.18, $46.23 and $29.92, respectively. The total fair value of restricted stock vested during the years 2010, 2009 and 2008 was $7.2 million, $5.3 million and $3.1 million, respectively.

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

Activity related to SARs for the year ended December 31, 2010 is as follows (in thousands, except exercise amounts):

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Rights	Exercise Price	Term	Value

Outstanding at December 31, 2009	2,322	$44.27
Granted	332	59.95
Exercised	(141)	38.90
Forfeited	(20)	39.44
Canceled	(20)	52.51

Outstanding at December 31, 2010	2,473	$46.65	7.4 years	$33,332

Exercisable at December 31, 2010	1,658	$46.48	6.6 years	$22,632

The aggregated intrinsic value of SARs exercised during 2010 and 2009 was $2.8 million and $0.2 million, respectively. There were no SARs exercised during 2008.

The fair value of the SARs was measured using the Black-Scholes option pricing model. The following table summarizes the related assumptions used to determine the fair value of the SARs granted during the periods ended December 31, 2010, 2009 and 2008. Expected volatilities are based on historical volatilities of the Company’s stock and other factors. The expected term of SARs granted is based upon historical trends of stock option and SARs

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

behavior as well as future projections. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of award.

					Weighted Avg.
					Grant Date
	Dividend	Expected	Risk Free	Expected	Fair Value
	Yield	Volatility	Interest Rate	Term	of 1 SAR

2010	2.7%	28.0%	1.9%	6 Years	$12.79
2009	3.2%	26.5%	3.0%	7 Years	$9.83
2008	3.3%	26.7%	3.2%	7 Years	$6.27

Performance Shares

Performance shares represent the right to receive a share of the Company’s Class B Common Stock after a three year vesting period subject to the achievement of certain performance criteria established by the Company’s Compensation Committee.

In December 2010, 2009 and 2008, the Company granted 31,671, 34,592, and 54,494 performance shares, respectively. The grants’ performance conditions are subject to the achievement of certain market-based criteria. Performance at target will result in vesting and issuance of the number of performance shares granted, equal to 100% payout. Performance below or above target can result in issuance in the range of 0%-200% of the number of shares granted.

In December 2007, the Company granted 30,292 performance shares, with both performance and market-based criteria. The performance period related to the December 2007 grant was from January 1, 2008 through December 31, 2010. There were 26,740 of these shares, net of forfeitures, outstanding as of December 31, 2010. In February 2011, the Company paid out 31,548 shares related to this grant. This payout is based upon achieving 66% and 170% of the performance and market-based criteria, respectively.

In February 2010, the Company issued 41,123 shares related to its February 2007 performance award grant. The performance period related to this grant was from January 1, 2007 through December 31, 2009. This payout was based upon achieving 82% and 183% of the performance and market-based criteria, respectively. The fair value of the February 2007 performance award at vesting was $1.8 million. There were no performance share awards that vested in 2009 and 2008.

The fair value of the market-based criteria for the December 2010, 2009 and 2008 performance share awards was determined based upon a lattice model. The following table summarizes the related assumptions used to determine the fair values of the performance shares with respect to the market-based criteria. Expected volatilities are based on historical volatilities of the Company’s stock over a three year period. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term of award.

	Stock Price on					Weighted Avg.
	Measurement	Dividend	Expected	Risk Free	Expected	Grant Date
	Date	Yield	Volatility	Interest Rate	Term	Fair Value

December 2010	$59.95	2.4%	38.8%	0.8%	3 Years	$80.11
December 2009	$46.96	3.0%	38.6%	1.4%	3 Years	$61.81
December 2008	$29.28	4.8%	25.9%	1.3%	3 Years	$35.26

Total stock-based compensation expense recorded related to performance share awards was $1.9 million, $1.7 million and $0.1 million in 2010, 2009 and 2008, respectively. There has been no stock based compensation recorded related to the December 2010 performance award as the service inception date for this particular award begins on January 1, 2011.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Awards

Prior to 2005, the Company granted options to officers and other key employees to purchase the Company’s Class B Common Stock. All options granted had an exercise price equal to the average between the high and low trading prices of the Company’s Class B Common Stock on the measurement date. These option awards expire ten years after grant date. Exercises of existing stock option grants are expected to be settled in the Company’s Class B Common Stock as authorized in the Option Plan. The last stock options granted by the Company were in 2004.

Stock option activity for the year ended December 31, 2010 is set forth below (in thousands, except per share amounts):

			Weighted
			Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value

Outstanding at December 31, 2009	2,501	$40.44
Exercised	(1,321)	37.29
Canceled	(2)	44.31

Outstanding at December 31, 2010	1,178	$43.98	3.2 years	$19,030

Exercisable at December 31, 2010	1,178	$43.98	3.2 years	$19,030

The aggregate intrinsic value of stock option exercises during 2010, 2009 and 2008 was $22.8 million, $2.5 million and $2.2 million, respectively. Cash received from option exercises was $49.3 million, $5.7 million and $8.1 million for 2010, 2009 and 2008, respectively.

The Company recorded realized tax benefits from equity-based awards of $9.7 million, $1.3 million and $0.8 million for the periods ended December 31, 2010, 2009 and 2008, respectively, which have been included in Cash Flows From Financing Activities.

Note 18 —	Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of earnings per share for the three years ended December 31 (in millions, except per share amounts):

	2010	2009	2008

Numerator:
Net income attributable to Hubbell	$217.2	$180.1	$222.7
Less: Earnings allocated to participating securities	0.9	0.8	0.8

Net income available to common shareholders	$216.3	$179.3	$221.9
Denominator:
Average number of common shares outstanding	59.9	56.8	56.2
Potential dilutive shares	0.4	0.2	0.3

Average number of diluted shares outstanding	60.3	57.0	56.5

Earnings per share:
Basic	$3.61	$3.16	$3.96
Diluted	$3.59	$3.15	$3.93
Anti-dilutive securities excluded from the calculation of earnings per diluted share:
Stock options and performance shares	—	1.5	1.6
Stock appreciation rights	1.6	2.3	1.3

Note 19 —	Accumulated Other Comprehensive Loss

The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):

	2010	2009	2008

Pension and post retirement benefit plan adjustment, net of tax	$(95.6)	$(71.7)	$(86.0)
Cumulative translation adjustment	14.6	2.7	(32.6)
Unrealized gain on investment, net of tax	0.5	0.5	0.2
Cash flow hedge gain (loss), net of tax	(0.8)	(0.3)	1.6

Total Accumulated other comprehensive loss	$(81.3)	$(68.8)	$(116.8)

Note 20 —	Industry Segments and Geographic Area Information

Nature of Operations

Hubbell Incorporated was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Hubbell designs, manufactures and sells quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the UK, Brazil and Australia. Hubbell also participates in joint ventures in Taiwan and China, and maintains sales offices in Singapore, China, Mexico, South Korea and countries in the Middle East.

The Company’s reporting segments consist of the Electrical segment (comprised of electrical systems products and lighting products), and the Power segment, as described below.

The Electrical segment is comprised of businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products and lighting fixtures and controls, and other electrical equipment. The products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians, and telecommunications companies. In

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, certain businesses design and manufacture a variety of high voltage test and measurement equipment, industrial controls and communication systems used in the non-residential and industrial markets. Many of these products may also be found in the oil and gas (onshore and offshore) and mining industries. Certain lighting fixtures, wiring devices and electrical products also have residential and utility applications. These products are primarily sold through electrical and industrial distributors, home centers, some retail and hardware outlets, and lighting showrooms. Special application products are sold primarily through wholesale distributors to contractors, industrial customers and OEMs. High voltage products are also sold direct to customers through our sales engineers.

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

Financial Information

Financial information by industry segment and geographic area for the three years ended December 31, 2010, is summarized below (in millions). When reading the data the following items should be noted:

•	Net sales comprise sales to unaffiliated customers — inter-segment and inter-area sales are not significant.

•	Segment operating income consists of net sales less operating expenses, including total corporate expenses, which are generally allocated to each segment on the basis of the segment’s percentage of consolidated net sales. Interest expense and investment income and other expense, net have not been allocated to segments as these items are centrally managed by the Company.

•	General corporate assets not allocated to segments are principally cash, prepaid pensions, investments and deferred taxes. These assets have not been allocated as they are centrally managed by the Company.

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Industry Segment Data

	2010	2009	2008

Net Sales:
Electrical	$1,808.2	$1,650.1	$1,958.2
Power	733.0	705.5	746.2

Total	$2,541.2	$2,355.6	$2,704.4

Operating Income:
Electrical	$248.7	$163.7	$227.3
Power	119.1	131.0	118.7

Operating income	367.8	294.7	346.0
Loss on extinguishment of debt	(14.7)	—	—
Interest expense	(31.1)	(30.9)	(27.4)
Investment income and other expense, net	(1.6)	(2.2)	(0.2)

Income before income taxes	$320.4	$261.6	$318.4

Assets:
Electrical	$1,576.7	$1,607.9	$1,252.0
Power	622.2	587.7	636.7
General Corporate	506.9	207.2	226.8

Total	$2,705.8	$2,402.8	$2,115.5

Capital Expenditures:
Electrical	$23.5	$13.9	$31.7
Power	17.8	10.5	12.1
General Corporate	6.0	5.0	5.6

Total	$47.3	$29.4	$49.4

Depreciation and Amortization:
Electrical	$50.8	$48.1	$42.7
Power	21.7	22.5	20.4

Total	$72.5	$70.6	$63.1

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Area Data

	2010	2009	2008

Net Sales:
United States	$2,107.9	$1,981.0	$2,283.5
International	433.3	374.6	420.9

Total	$2,541.2	$2,355.6	$2,704.4

Operating Income:
United States	$292.9	$227.6	$269.9
International	74.9	67.1	76.1

Total	$367.8	$294.7	$346.0

Property, Plant, and Equipment, net:
United States	$285.6	$298.0	$291.1
International	72.7	70.8	58.0

Total	$358.3	$368.8	$349.1

On a geographic basis, the Company defines “international” as operations based outside of the United States and its possessions. As a percentage of total net sales, shipments from foreign operations directly to third parties were 17% in 2010 and 16% in both 2009 and 2008, with Canada, UK and Switzerland operations representing approximately 29%, 20% and 18%, respectively, of 2010 total international net sales. Long-lived assets of international subsidiaries were 20%, 19% and 17% of the consolidated total in 2010, 2009 and 2008, respectively, with the Mexico, Brazil, Canada and UK operations representing approximately 50%, 18%, 13% and 10%, respectively, of the 2010 international total. Export sales from United States operations were $182.7 million in 2010, $183.3 million in 2009 and $184.9 million in 2008.

Note 21 —	Guarantees

The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.

The Company records a liability equal to the fair value of guarantees in the Consolidated Balance Sheet in accordance with the guarantees accounting guidance. As of December 31, 2010, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

HUBBELL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the accrual for product warranties in 2010 are set forth below (in millions):

Balance at December 31, 2009	$9.0
Provision	7.5
Expenditures/other	(9.8)

Balance at December 31, 2010	$6.7

Note 22 —	Quarterly Financial Data (Unaudited)

The table below sets forth summarized quarterly financial data for the years ended December 31, 2010 and 2009 (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2010
Net Sales	$570.5	$646.4	$685.0	$639.3
Gross Profit	$175.7	$211.0	$235.2	$206.8
Net Income	$39.0	$57.9	$71.7	$50.2	(1)
Net Income attributable to Hubbell	$38.6	$57.6	$71.3	$49.7	(1)
Earnings Per Share — Basic	$0.64	$0.96	$1.19	$0.82	(1)
Earnings Per Share — Diluted	$0.64	$0.95	$1.18	$0.81	(1)

2009
Net Sales	$585.6	$584.2	$593.9	$591.9
Gross Profit	$167.0	$174.2	$192.9	$191.8
Net Income	$34.1	$39.6	$57.5	$50.1	(2)
Net Income attributable to Hubbell	$33.8	$39.4	$57.3	$49.6	(2)
Earnings Per Share — Basic	$0.60	$0.70	$1.01	$0.85
Earnings Per Share — Diluted	$0.60	$0.70	$1.01	$0.84

(1)	The fourth quarter of 2010 includes a $14.7 million pre-tax charge ($9.1 million after-tax) related to a loss on debt extinguishment. The earnings per share impact of this charge, both basic and diluted, was $0.15.

(2)	The fourth quarter of 2009 includes a $4.9 million out of period adjustment which decreased Provision for income taxes. See Note 12 — Income Taxes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance that the controls and procedures will meet their objectives.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-K. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level. Management’s annual report on internal control over financial reporting and the independent registered public accounting firm’s audit report on the effectiveness of our internal control over financial reporting as of December 31, 2010 are included in Item 8 of this Annual Report on Form 10-K.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance(1)

Item 11.	Executive Compensation(2)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 with respect to the Company’s common stock that may be issued under the Company’s equity compensation plans (in thousands, except per share amounts):

					C
	A		B		Number of Securities Remaining,
	Number of Securities to be		Weighted Average		Available for Future Issuance
	Issued upon Exercise of		Exercise Price of		Under Equity Compensation
	Outstanding Options,		Outstanding Options,		Plans (Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights		Reflected in Column A)

Equity Compensation Plans Approved by Shareholders(a)	3,884	(c)(d)	$45.79	(e)	3,253	(c)
Equity Compensation Plans Not Requiring Shareholder Approval(b)	—		—		140	(c)

Total	3,884		$45.79		3,393

(a)	The Company’s (1) Option Plan and (2) Award Plan.

(b)	The Company’s Deferred Compensation Plan for Directors.

(c)	Class B Common Stock

(d)	Includes 233 performance share awards assuming a maximum payout target. The Company does not anticipate that the maximum payout target will be achieved for these awards.

(e)	Weighted average exercise price excludes performance share awards included in column A.

The remaining information required by this item is incorporated by reference to the subheadings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation of Directors” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 2, 2011.

Item 13.	Certain Relationships and Related Transactions and Director Independence(3)

Item 14.	Principal Accountant Fees and Services(4)

(1)	Certain of the information required by this item regarding executive officers is included under the subheading “Executive Officers of the Registrant” at the end of Part I, of this Form 10-K and the remaining required information is incorporated by reference to the subheadings “Item 1 – Election of Directors,” “General—Information Regarding Executive Officers,” “General—Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Code of Ethics,” and “Corporate Governance—Board Committees—Audit Committee” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 2, 2011.

(2)	The information required by this item is incorporated by reference to the subheadings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation of Directors” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 2, 2011.

(3)	The information required by this item is incorporated by reference to the subheadings “General—Review and Approval of Related Person Transactions” and “Corporate Governance—Director Independence” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 2, 2011.

(4)	The information required by this item is incorporated by reference to the subheading “Item 2 – Ratification of the Selection of Independent Registered Public Accounting Firm” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 2, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

1.	Financial Statements and Schedule

Financial statements and schedule listed in the Index to Financial Statements and Schedule are filed as part of this Annual Report on Form 10-K.

2.	Exhibits

Number	Description

3a	Restated Certificate of Incorporation, as amended and restated as of September 23, 2003. Exhibit 3a of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2003, and filed on November 10, 2003, is incorporated by reference.
3b	By-Laws, Hubbell Incorporated, as amended on December 2, 2008. Exhibit 3.1 of the registrant’s report on Form 8-K dated and filed December 4, 2008, is incorporated by reference.
4b	Senior Indenture, dated as of September 15, 1995, between Hubbell Incorporated and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank and Chemical Bank), as trustee. Exhibit 4a of the registrant’s registration statement on Form S-4 filed June 18, 2002, is incorporated by reference.
4f	First Supplemental Indenture, dated as of June 2, 2008, between Hubbell Incorporated and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., The Chase Manhattan Bank and Chemical Bank), as trustee, including the form of 5.95% Senior Notes due 2018. Exhibit 4.2 of the registrant’s report on Form 8-K filed on June 2, 2008, is incorporated by reference.
4g	Amended and Restated Rights Agreement, dated as of December 17, 2008, between Hubbell Incorporated and Mellon Investor Services LLC (successor to ChaseMellon Shareholder Services, L.L.C.), as Rights Agent. Exhibit 4.1 of the registrant’s report on Form 8-K filed on December 17, 2008, is incorporated by reference.
4h	Second Supplemental Indenture, dated as of November 17, 2010, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A., JPMorgan Chase Bank, N.A., The Chase Manhattan Bank and Chemical Bank), as trustee, including the form of 3.625% Senior Notes due 2022. Exhibit 4.2 of the registrant’s report on Form 8-K filed on November 17, 2010, is incorporated by reference.
10a†	Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005. Exhibit 10a of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed October 26, 2007, is incorporated by reference.
10a(1)†*	Amendment to Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005.
10b(1)†	Hubbell Incorporated Stock Option Plan for Key Employees, as amended and restated effective May 5, 2003.(i) Exhibit 10b(1) of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2003, filed August 12, 2003, is incorporated by reference; (ii) Amendment, dated June 9, 2004, filed as Exhibit 10ee of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2004, filed August 5, 2004, is incorporated by reference.
10b(2)†	Amendment, dated September 21, 2006, to the Hubbell Incorporated Stock Option Plan for Key Employees. Exhibit 10.1 of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2006, filed on November 7, 2006 is incorporated by reference.
10f	Hubbell Incorporated Deferred Compensation Plan for Directors, as amended and restated effective January 1, 2005, as amended December 4, 2007. Exhibit 10f of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10f(1)	Amendment, dated December 10, 2008, to the Hubbell Incorporated Deferred Compensation Plan for Directors. Exhibit 10f(1) of the registrant’s report on Form 10-K for the year 2008, filed on February 20, 2009, is incorporated by reference.

Number	Description

10h†	Hubbell Incorporated Key Man Supplemental Medical Insurance, as amended and restated effective January 1, 2005. Exhibit 10h of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed October 26, 2007, is incorporated by reference.
10i	Hubbell Incorporated Retirement Plan for Directors, as amended and restated effective January 1, 2005. Exhibit 10i of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed October 26, 2007, is incorporated by reference.
10o†	Hubbell Incorporated Policy for Providing Severance Payments to Key Managers, as amended and restated effective September 12, 2007. Exhibit 10o of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed on October 26, 2007, is incorporated by reference.
10p†	Hubbell Incorporated Senior Executive Incentive Compensation Plan, effective January 1, 1996. Exhibit C of the registrant’s proxy statement, dated March 22, 1996 and filed on March 27, 1996, is incorporated by reference.
10.1†	Change in Control and Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and Timothy H. Powers. Exhibit 10.1 of the registrant’s report on Form 8-K filed on January 5, 2011, is incorporated by reference.
10u†	Change in Control and Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and Richard W. Davies. Exhibit 10.3 of the registrant’s report on Form 8-K filed on January 5, 2011, is incorporated by reference.
10v†	Change in Control and Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and James H. Biggart. Exhibit 10.4 of the registrant’s report on Form 8-K filed on January 5, 2011, is incorporated by reference.
10w†	Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005. Exhibit 10w of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007 filed October 26, 2007, is incorporated by reference.
10w(1)†*	Amendment to Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005.
10z†	Hubbell Incorporated Incentive Compensation Plan, adopted effective January 1, 2002. Exhibit 10z of the registrant’s report on Form 10-K for the year 2001, filed on March 19, 2002, is incorporated by reference.
10aa†	Change in Control and Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and William R. Murphy. Exhibit 10.5 of the registrant’s report on Form 8-K filed on January 5, 2011, is incorporated by reference.
10cc†	Change in Control and Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and Gary N. Amato. Exhibit 10.7 of the registrant’s report on Form 8-K filed on January 5, 2011, is incorporated by reference.
10.9†	Grantor Trust for Senior Management Plans Trust Agreement, dated as of March 14, 2005, between Hubbell Incorporated and The Bank of New York, as Trustee. Exhibit 10.9 of the registrant’s report on Form 8-K dated and filed March 15, 2005, is incorporated by reference.
10.9.1†	First Amendment, dated as of January 1, 2005, to the Hubbell Incorporated Grantor Trust for Senior Management Plans Trust Agreement. Exhibit 10.9.1 of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10.9.2†	Second Amendment, dated June 3, 2009, to the Grantor Trust for Senior Management Plans Trust Agreement. Exhibit 10.9.2 of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2009 filed on July 24, 2009, is incorporated by reference.
10.10†	Grantor Trust for Non-Employee Director Plans Trust Agreement, dated as of March 14, 2005, between Hubbell Incorporated and The Bank of New York. Exhibit 10.10 of the registrant’s report on Form 8-K dated and filed March 15, 2005, is incorporated by reference.
10.10.1†	First Amendment, dated as of January 1, 2005, to the Hubbell Incorporated Grantor Trust for Non-Employee Director Plans Trust Agreement. Exhibit 10.10.1 of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.

Number	Description

10.ee†	Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated effective as of May 3, 2010. Exhibit 10.1 of the registrant’s report on Form 8-K filed May 7, 2010, is incorporated by reference.
10.ff†	Letter Agreement, dated September 2005, between Hubbell Incorporated and David G. Nord. Exhibit 99.1 of the registrant’s report on Form 8-K dated and filed September 6, 2005, is incorporated by reference.
10.gg†	Change in Control and Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and David G. Nord. Exhibit 10.2 of the registrant’s report on Form 8-K filed on January 5, 2011, is incorporated by reference.
10.ii	Credit Agreement, dated as of October 31, 2007 Among Hubbell Incorporated, Hubbell Cayman Limited, Hubbell Investments Limited, The Lenders Party hereto, Bank of America, N.A., Citibank, N.A., U.S. Bank National Association, and Wachovia Bank National Association as Syndication Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc. as Sole Lead Arranger and Bookrunner (the “Credit Agreement”). Exhibit 10.ii of the registrant’s report on Form 8-K dated and filed November 5, 2007 is incorporated by reference.
10.ii(1)	Amendment No. 1, dated as of October 31, 2007, to the Credit Agreement described in Exhibit No. 10.ii above. Exhibit 10.1 of the registrant’s report on Form 10-Q for the first quarter (ended March 31), 2008, dated and filed April 25, 2008, is incorporated by reference.
10.jj†	Hubbell Incorporated Executive Deferred Compensation Plan, effective January 1, 2008. Exhibit 10.jj of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed on October 26, 2007, is incorporated by reference.
10.kk†	Hubbell Incorporated Supplemental Management Retirement Plan, effective September 12, 2007. Exhibit 10.ll of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed on October 26, 2007, is incorporated by reference.
10.kk(1)†*	Amendment to Hubbell Incorporated Supplemental Management Retirement Plan, effective September 12, 2007.
10.mm†	Trust Agreement, dated as of January 1, 2008, by and between Hubbell Incorporated and T. Rowe Price Trust Company, as Trustee. Exhibit 10.mm of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10.nn†	Amendment, dated February 15, 2008, to Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan. Exhibit 10.nn of the registrant’s report on Form 10-K for the year 2007, filed on February 28, 2008, is incorporated by reference.
10.rr†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and Darrin S. Wegman. Exhibit 10.6 of the registrant’s report on Form 8-K filed January 5, 2011, is incorporated by reference.
10.tt†	Hubbell Incorporated Defined Contribution Restoration Plan, effective January 1, 2011. Exhibit 10.1 of the registrant’s report on Form 8-K filed December 13, 2010, is incorporated by reference.
10.uu†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and Scott H. Muse. Exhibit 10.8 of the registrant’s report on Form 8-K filed January 5, 2011, is incorporated by reference.
10.vv†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and William T. Tolley. Exhibit 10.9 of the registrant’s report on Form 8-K filed January 5, 2011, is incorporated by reference.
21*	Listing of subsidiaries.
23*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Description

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

†	This exhibit constitutes a management contract, compensatory plan, or arrangement

*	Filed hereunder

**	In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Date: February 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Title	Date

By	/s/ T. H. Powers T. H. Powers	Chairman of the Board, President and Chief Executive Officer and Director	2/16/11

By	/s/ D. G. Nord D. G. Nord	Senior Vice President and Chief Financial Officer	2/16/11

By	/s/ D. S. Wegman D. S. Wegman	Vice President, Controller	2/16/11

By	/s/ G. W. Edwards, Jr G. W. Edwards, Jr	Director	2/16/11

By	/s/ L. J. Good L. J. Good	Director	2/16/11

By	/s/ A. J. Guzzi A. J. Guzzi	Director	2/16/11

By	/s/ J. S. Hoffman J. S. Hoffman	Director	2/16/11

By	/s/ N.J. Keating N.J. Keating	Director	2/16/11

By	/s/ A. McNally IV A. McNally IV	Director	2/16/11

By	/s/ G. J. Ratcliffe G. J. Ratcliffe	Director	2/16/11

By	/s/ C. A. Rodriguez C. A. Rodriguez	Director	2/16/11

By	/s/ R. J. Swift R. J. Swift	Director	2/16/11

By	/s/ D. S. Van Riper D. S. Van Riper	Director	2/16/11

Schedule II

HUBBELL INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

Reserves deducted in the balance sheet from the assets to which they apply (in millions):

		Additions/
		(Reversals)
	Balance at	Charged to	Acquisitions/		Balance
	Beginning	Costs and	Dispositions		at End
	of Year	Expenses	of Businesses	Deductions	of Year

Allowances for doubtful accounts receivable:
Year 2008	$3.7	$2.2	$0.4	$(2.3)	$4.0
Year 2009	$4.0	$2.1	$—	$(1.0)	$5.1
Year 2010	$5.1	$(0.2)	$—	$(1.3)	$3.6
Allowance for credit memos and returns:
Year 2008	$18.9	$106.3	$0.2	$(108.6)	$16.8
Year 2009	$16.8	$85.4	$—	$(83.6)	$18.6
Year 2010	$18.6	$102.3	$—	$(102.3)	$18.6
Allowances for excess/obsolete inventory:
Year 2008	$27.6	$9.1	$1.2	$(4.8)	$33.1
Year 2009	$33.1	$12.0	$—	$(8.2)	$36.9
Year 2010	$36.9	$4.9	$—	$(9.4)	$32.4
Valuation allowance on deferred tax assets:
Year 2008	$—	$2.5	$—	$—	$2.5
Year 2009	$2.5	$—	$—	$(0.3)	$2.2
Year 2010	$2.2	$0.4	$—	$—	$2.6