Form 10-Q
period 2011-03-31
HUBBELL INC
filed 2011-04-22
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of April 18, 2011 were 7,167,506 and 53,090,258, respectively.

HUBBELL INCORPORATED

Page
Part I—Financial Information

Item 1. Financial Statements — (unaudited)

Condensed Consolidated Statement of Income — Three Months Ended March 31, 2011 and 2010	3

Condensed Consolidated Balance Sheet — March 31, 2011 and December 31, 2010	4

Condensed Consolidated Statement of Cash Flows — Three Months Ended March 31, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

Part II—Other Information

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6. Exhibits	23

Signatures

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ITEM 1.	FINANCIAL STATEMENTS
HUBBELL INCORPORATED
Condensed Consolidated Statement of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31
	2011	2010

Net Sales	$658.1	$570.5
Cost of goods sold	452.9	394.8

Gross Profit	205.2	175.7
Selling & administrative expenses	121.6	110.0

Operating income	83.6	65.7

Interest expense, net	(7.5)	(7.6)
Other (expense) income, net	(2.1)	(0.5)

Total other expense, net	(9.6)	(8.1)
Income before income taxes	74.0	57.6
Provision for income taxes	23.3	18.6

Net income	50.7	39.0
Less: Net income attributable to noncontrolling interest	0.4	0.4

Net income attributable to Hubbell	$50.3	$38.6

Earnings per share
Basic	$0.83	$0.64
Diluted	$0.82	$0.64
Cash dividends per common share	$0.38	$0.36
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Balance Sheet
(unaudited)
(in millions)

	March 31, 2011	December 31, 2010

ASSETS
Current Assets
Cash and cash equivalents	$496.9	$520.7
Short-term investments	7.8	8.8
Accounts receivable, net	397.5	341.8
Inventories, net	303.7	298.4
Deferred taxes and other	61.3	56.4

Total Current Assets	1,267.2	1,226.1
Property, Plant, and Equipment, net	365.6	358.3
Other Assets
Investments	31.6	30.2
Goodwill	726.6	724.0
Intangible assets, net	270.3	273.5
Other long-term assets	80.8	93.7

Total Assets	$2,742.1	$2,705.8

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$1.8	$1.8
Accounts payable	219.5	160.8
Accrued salaries, wages and employee benefits	43.4	70.4
Accrued insurance	57.7	48.5
Dividends payable	23.0	21.9
Other accrued liabilities	140.2	141.6

Total Current Liabilities	485.6	445.0
Long-Term Debt	596.0	595.9
Other Non-Current Liabilities	197.9	201.4

Total Liabilities	1,279.5	1,242.3
Total Hubbell Shareholders’ Equity	1,458.2	1,459.2
Noncontrolling interest	4.4	4.3

Total Equity	1,462.6	1,463.5

Total Liabilities and Equity	$2,742.1	$2,705.8

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Statement of Cash Flows
(unaudited)
(in millions)

	Three Months Ended
	March 31
	2011	2010
Cash Flows from Operating Activities
Net income	$50.7	$39.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17.6	18.3
Deferred income taxes	9.7	2.7
Stock-based compensation	2.5	2.2
Tax benefit on stock-based awards	(3.5)	(2.1)
Changes in assets and liabilities:
Increase in accounts receivable	(57.3)	(35.6)
Increase in inventories	(3.9)	(8.0)
Increase in current liabilities	41.2	10.6
Changes in other assets and liabilities, net	(1.3)	(4.4)
Contribution to defined benefit pension plans	(0.8)	(0.9)
Other, net	(1.4)	2.1

Net cash provided by operating activities	53.5	23.9

Cash Flows from Investing Activities
Capital expenditures	(22.0)	(11.1)
Purchases of available-for-sale investments	(0.2)	(3.3)
Proceeds from available-for-sale investments	1.1	2.8
Other, net	2.1	1.1

Net cash used in investing activities	(19.0)	(10.5)

Cash Flows from Financing Activities
Short-term debt borrowings, net	—	3.4
Payment of dividends	(21.9)	(20.9)
Payment of dividends to noncontrolling interest	(0.3)	(0.3)
Acquisition of common shares	(59.9)	—
Proceeds from exercise of stock options	16.4	9.6
Tax benefit on stock-based awards	3.5	2.1
Other, net	0.1	(0.1)

Net cash used in financing activities	(62.1)	(6.2)

Effect of foreign currency exchange rate changes on cash and cash equivalents	3.8	(1.0)

(Decrease) increase in cash and cash equivalents	(23.8)	6.2
Cash and cash equivalents
Beginning of period	520.7	258.5

End of period	$496.9	$264.7

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2010.
Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance to clarify the acquisition date that should be used for reporting pro forma financial information for business combinations. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. Adoption of this amended guidance will not have an impact on the Company’s consolidated financial results.
In December 2010, the FASB also issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. These amendments are effective for fiscal years and interim periods beginning January 1, 2011 and are not expected to have an impact on the Company’s financial position, results of operations or cash flows.
2. Segment Information
The Company’s reporting segments consist of the Electrical segment and the Power segment. The following table sets forth financial information by business segment (in millions):

					Operating Income
	Net Sales		Operating Income		as a % of Net Sales
	2011	2010	2011	2010	2011	2010
Three Months Ended March 31,
Electrical	$466.1	$409.3	$57.6	$40.1	12.4%	9.8%
Power	192.0	161.2	26.0	25.6	13.5%	15.9%

Total	$658.1	$570.5	$83.6	$65.7	12.7%	11.5%

3. Inventories, net
Inventories, net are comprised of the following (in millions):

	March 31, 2011	December 31, 2010
Raw material	$109.0	$106.0
Work-in-process	66.0	62.4
Finished goods	205.1	206.4

	380.1	374.8
Excess of FIFO over LIFO cost basis	(76.4)	(76.4)

Total	$303.7	$298.4

4. Goodwill and Other Intangible Assets
Changes in the carrying values of goodwill for the three months ended March 31, 2011, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
Balance December 31, 2010	$448.2	$275.8	$724.0
Translation adjustments	2.4	0.2	2.6

Balance March 31, 2011	$450.6	$276.0	$726.6

The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheet is as follows (in millions):

	March 31, 2011		December 31, 2010
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization
Definite-lived:
Patents, tradenames and trademarks	$83.8	$(16.3)	$83.6	$(15.2)
Customer/Agent relationships and other	183.4	(37.5)	183.1	(34.6)

Total	267.2	(53.8)	266.7	(49.8)
Indefinite-lived:
Tradenames and other	56.9	—	56.6	—

Total	$324.1	$(53.8)	$323.3	$(49.8)

Amortization expense associated with these definite-lived intangible assets was $4.1 million for both the three months ended March 31, 2011 and 2010. Amortization expense associated with these intangible assets for the full year is expected to be $16.0 million in 2011, $15.4 million in 2012, $15.0 million in 2013, $14.5 million in 2014, $13.2 million in 2015 and $12.5 million in 2016.

5. Total Equity
Total equity is comprised of the following (in millions, except per share amounts):

	March 31,	December 31,
	2011	2010
Common stock, $.01 par value:
Class A — authorized 50.0 shares; issued and outstanding 7.2 and 7.2 shares	$0.1	$0.1
Class B — authorized 150.0 shares; issued and outstanding 53.1 and 53.5 shares	0.5	0.5
Additional paid-in-capital	162.6	201.3
Retained earnings	1,365.9	1,338.6
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(94.2)	(95.6)
Cumulative translation adjustment	23.7	14.6
Unrealized gain on investment, net of tax	0.5	0.5
Cash flow hedge loss, net of tax	(0.9)	(0.8)

Total Accumulated other comprehensive loss	(70.9)	(81.3)

Hubbell Shareholders’ equity	1,458.2	1,459.2
Noncontrolling interest	4.4	4.3

Total equity	$1,462.6	$1,463.5

A summary of the changes in equity for the three months ended March 31, 2011 and 2010 is provided below (in millions):

	Three Months Ended March 31,
	2011			2010
	Hubbell			Hubbell
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
	Equity	interest	Equity	Equity	interest	Equity
Equity, beginning of period	$1,459.2	$4.3	$1,463.5	$1,298.2	$3.8	$1,302.0
Total comprehensive income	60.7	0.4	61.1	36.2	0.4	36.6
Stock-based compensation	2.5	—	2.5	2.2	—	2.2
Exercise of stock options	16.4	—	16.4	9.6	—	9.6
Income tax windfall from stock-based awards, net	3.5	—	3.5	2.1	—	2.1
Acquisition/surrender of common shares	(61.9)	—	(61.9)	(0.7)	—	(0.7)
Issuance of shares related to director’s deferred compensation	0.8	—	0.8	—	—	—
Dividends to noncontrolling interest	—	(0.3)	(0.3)	—	(0.3)	(0.3)
Cash dividends declared	(23.0)	—	(23.0)	(21.7)	—	(21.7)

Equity, end of period	$1,458.2	$4.4	$1,462.6	$1,325.9	$3.9	$1,329.8

The detailed components of total comprehensive income are presented in Note 6 — Comprehensive Income.

6. Comprehensive Income
Total comprehensive income and its components are as follows (in millions):

	Three Months Ended
	March 31
	2011	2010

Net income	$50.7	$39.0
Foreign currency translation adjustments	9.1	(3.3)
Amortization of net prior service costs and net actuarial losses, net of tax	1.4	1.0
Change in unrealized gains on investments, net of tax	—	(0.1)
Change in unrealized losses on cash flow hedges, net of tax	(0.1)	—

Total Comprehensive income	61.1	36.6
Less: Comprehensive income attributable to noncontrolling interest	0.4	0.4

Comprehensive income attributable to Hubbell	$60.7	$36.2

7. Earnings Per Share
The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.
The following table sets forth the computation of earnings per share for the three months ended March 31, 2011 and 2010 (in millions, except per share amounts):

	Three Months Ended
	March 31
	2011	2010
Numerator:
Net income attributable to Hubbell	$50.3	$38.6
Less: Earnings allocated to participating securities	0.2	0.2

Net income available to common shareholders	50.1	38.4

Denominator:
Average number of common shares outstanding	60.4	59.7
Potential dilutive shares	0.8	0.4

Average number of diluted shares outstanding	61.2	60.1

Earnings per share:
Basic	$0.83	$0.64
Diluted	$0.82	$0.64

Anti-dilutive securities excluded from the calculation of earnings per diluted share:
Stock options and performance shares	—	0.8
Stock appreciation rights	—	1.6

8. Pension and Other Benefits
The following table sets forth the components of pension and other benefits cost for the three months ended March 31, (in millions):

	Pension Benefits		Other Benefits
	2011	2010	2011	2010

Components of net periodic benefit cost for the three months ended March 31
Service cost	$3.5	$3.0	$—	$0.1
Interest cost	9.5	9.3	0.4	0.5
Expected return on plan assets	(10.5)	(10.4)	—	—
Amortization of prior service cost	0.1	0.1	—	(0.1)
Amortization of actuarial losses/(gains)	2.0	1.3	(0.2)	—

Net periodic benefit cost	$4.6	$3.3	$0.2	$0.5

Employer Contributions
The Company anticipates making required contributions of approximately $3.5 million to its foreign pension plans during 2011, of which $0.8 million has been contributed through March 31, 2011. In addition, the Company may make a voluntary contribution to its foreign pension plans in 2011. Although not required under the Pension Protection Act of 2006, the Company may also make a voluntary contribution to its qualified domestic benefit pension plans in 2011.
9. Guarantees
The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.
The Company records a liability equal to the fair value of guarantees in the Condensed Consolidated Balance Sheet in accordance with the guarantees accounting guidance. As of March 31, 2011, the fair value and maximum potential payment related to the Company’s guarantees were not material.
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
Changes in the accrual for product warranties during the three months ended March 31, 2011 are set forth below (in millions):

Balance at December 31, 2010	$6.7
Provision	1.5
Expenditures/other	(1.5)

Balance at March 31, 2011	$6.7

10. Fair Value Measurement
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
The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at March 31, 2011 and December 31, 2010 (in millions):

	Quoted Prices in	Quoted Prices in
	Active Markets	Active Markets
	for Identical	for Similar Assets
Asset (Liability)	Assets (Level 1)	(Level 2)	Total
March 31, 2011
Available for sale investments	$35.6	$—	$35.6
Trading securities	3.8	—	3.8
Deferred compensation plan liabilities	(3.8)	—	(3.8)
Derivatives:
Forward exchange contracts	—	(0.8)	(0.8)

	$35.6	$(0.8)	$34.8

	Quoted Prices in	Quoted Prices in
	Active Markets	Active Markets
	for Identical	for Similar Assets
	Assets (Level 1)	(Level 2)	Total
December 31, 2010
Available for sale investments	$36.4	$—	$36.4
Trading securities	2.6	—	2.6
Deferred compensation plan liabilities	(2.5)	—	(2.5)
Derivatives:
Forward exchange contracts	—	(0.6)	(0.6)

	$36.5	$(0.6)	$35.9

The methods and assumptions used to estimate the Level 2 fair values were as follows:
Forward exchange contracts — The fair value of forward exchange contracts were based on quoted forward foreign exchange prices at the reporting date.
During the three months ended March 31, 2011 there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. At March 31, 2011 and December 31, 2010, the Company did not have any financial assets or liabilities that fell within the Level 3 hierarchy.
Investments
At March 31, 2011 and December 31, 2010, the Company had $35.6 million and $36.4 million, respectively, of municipal bonds classified as available-for-sale securities. The Company also had $3.8 million and $2.6 million of trading securities at March 31, 2011 and December 31, 2010, respectively. These investments are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

Deferred compensation plan
The Company offers certain employees the opportunity to participate in a non-qualified deferred compensation plan. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During the first quarter of 2011, the Company purchased $1.1 million of trading securities which represents the 2011 non-equity incentive deferral elected by these employees. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.
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
The fair values of derivative instruments in the Condensed Consolidated Balance Sheet are as follows (in millions):

	Asset/(Liability) Derivatives
		Fair Value
Derivatives designated as hedges	Balance Sheet Location	March 31, 2011	December 31, 2010

Forward exchange contracts designated as cash flow hedges	Other accrued liabilities	$(0.8)	$(0.6)
Forward exchange contracts
In 2011 and 2010, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases. As of March 31, 2011, the Company has 18 individual forward exchange contracts at $1.0 million, which have various expiration dates through March 2012. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.
Interest Rate Locks
Prior to the 2010 and 2008 issuance of long-term notes, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2010 interest rate lock resulted in a $1.6 million loss during the fourth quarter of 2010 while the 2008 interest rate lock resulted in a $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. The amortization associated with these interest rate locks is reclassified from Accumulated other comprehensive loss to Interest expense, net in the Condensed Consolidated Statement of Income. The reclassification for the three months ended March 31, 2011 and 2010 was not material. As of March 31, 2011 and December 31, 2010 there was $0.4 million and $0.5 million, respectively, of net unamortized losses reflected in Accumulated other comprehensive loss.

The following table summarizes the results of cash flow hedging relationships for the three months ended March 31, 2011 and 2010, (in millions):

	Derivative Gain/(Loss)
	Recognized in
	Accumulated Other			Gain/(Loss) Reclassified
	Comprehensive Loss (net			into Earnings (Effective
	of tax)		Location of Gain/(Loss) Reclassified into	Portion)
Derivative Instrument	2011	2010	Income (Effective Portion)	2011	2010

Forward exchange contract	$(0.4)	$(0.3)	Cost of goods sold	$(0.4)	$(0.7)
There was no hedge ineffectiveness with respect to the forward exchange cash flow hedges during the three months ended March 31, 2011 and 2010.
Long-term Debt
The total carrying value of long-term debt as of March 31, 2011 was $596 million, net of unamortized discount. As of March 31, 2011, the estimated fair value of the long-term debt was $622.8 million based on quoted market prices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW OF THE BUSINESS
The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the United Kingdom, Brazil and Australia. The Company also participates in joint ventures in Taiwan and China, and maintains sales offices in Singapore, China, Mexico, South Korea and countries in the Middle East. The Company employs approximately 13,000 individuals worldwide and operates approximately 75 facilities in 11 countries.
The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for the three months ended March 31, 2011 are included under “Segment Results” within this Management’s Discussion and Analysis.
We believe our current strategy provides the means for the Company to continue to grow profits and deliver attractive returns to our shareholders. In 2011, we plan to continue to execute a business plan focused on:
•	Revenue

Organic Demand: The Company remains focused on expanding market share through an emphasis on new product introductions and more effective utilization of sales and marketing efforts across the organization. In 2011, organic demand is expected to be higher than 2010 primarily due to strength in the industrial and utility markets.

Acquisitions: The Company continues to assess opportunities to expand sales through acquisitions of businesses that fill product line gaps or allows for expansion into new markets.

•	Price Realization

Our goal is to achieve parity between pricing and commodity cost increases. In 2011, we expect the pricing environment to remain competitive in spite of escalating raw material and fuel costs. During the last two quarters we have experienced significant increases in the cost of commodity raw materials used in our products including steel, copper, zinc and aluminum, as well as certain purchased electronic components such as ballasts. In addition, transportation costs are also increasing, reflecting higher levels of fuel costs. As a result, broad price increases are being implemented. In 2011, we expect these price increases to offset the commodity cost increases.

•	Cost Containment

Global sourcing: We remain focused on expanding our global product and component sourcing and supplier cost reduction program. We continue to consolidate suppliers, utilize reverse auctions and partner with vendors to shorten lead times, improve quality and delivery and reduce costs.

Freight and Logistics: Transporting our products from suppliers, to warehouses, and ultimately to our customers, is a major cost to our Company. In 2011, we expect these costs to remain flat as a percent of net sales. Cost increases due to rising diesel fuel and ocean container costs are expected to be offset by productivity initiatives including increasing the effectiveness of our internal freight and logistics processes through capacity utilization and network optimization.

•	Productivity

The Company expects to expand upon the benefits of our enterprise-wide information technology system, including standardizing best practices in inventory management, production planning and scheduling to improve manufacturing throughput and to reduce costs. Value-engineering efforts and product transfers, including those to our recently expanded manufacturing operations in China, are also expected to contribute to our productivity improvements. This continuing emphasis on operational improvements is expected to lead to further reductions in lead times and improved service levels to our customers.

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

Results of Operations — First Quarter of 2011 compared to the First Quarter of 2010
Summary of Consolidated Results (in millions, except per share data):

	Three Months Ended March 31
	2011	% of Net sales	2010	% of Net sales
Net Sales	$658.1		$570.5
Cost of goods sold	452.9		394.8

Gross Profit	205.2	31.2%	175.7	30.8%
Selling & administrative expense	121.6	18.5%	110.0	19.3%

Operating income	83.6	12.7%	65.7	11.5%
Net income attributable to Hubbell	50.3	7.6%	38.6	6.8%
Earnings per share — diluted	$0.82		$0.64
Net Sales
Net sales of $658.1 million for the first quarter of 2011 increased 15% compared to the first quarter of 2010 due to higher organic volume, favorable foreign currency translation and price realization. Compared to the first quarter of 2010, organic volume increased net sales by approximately thirteen percentage points while foreign currency translation and price realization each added approximately one percentage point.
Gross Profit
The consolidated gross profit margin in the first quarter of 2011 was 31.2% compared to 30.8% in the first quarter of 2010. The increase in gross profit margin was primarily due to leveraging the higher sales volume. Productivity improvements and price realization were offset by higher commodity costs and other inflationary increases.
Selling & Administrative Expenses (“S&A”)
S&A expenses in the first quarter of 2011 were $121.6 million compared to $110.0 million in the first quarter of 2010. As a percentage of net sales, S&A expenses declined to 18.5% in the first quarter of 2011 compared to 19.3% in the first quarter of 2010 due to leveraging the higher volume.
Total Other Expense, net
Total other expense, net increased $1.5 million in the first quarter of 2011 compared to the first quarter of 2010. This increase is primarily due to higher net foreign currency transaction losses in the first quarter of 2011 compared to the comparable prior year period.

Income Taxes
The effective tax rate in the first quarter of 2011 decreased to 31.5% from 32.3% in the first quarter of 2010. The decrease is primarily due to the reinstatement of the federal research and development tax credit during the fourth quarter of 2010.
Net income attributable to Hubbell and Earnings Per Diluted Share
Net income attributable to Hubbell and earnings per diluted share increased 30% and 28%, respectively, in the first quarter of 2011 compared to the first quarter of 2010. The increase in net income attributable to Hubbell is due to higher net sales and operating income. In addition, earnings per diluted share reflect an increase in the average shares outstanding in 2011 compared to 2010.
Segment Results
Electrical

	Three Months Ended
	March 31
(In millions)	2011	2010
Net sales	$466.1	$409.3
Operating income	57.6	40.1
Operating margin	12.4%	9.8%
Net sales in the Electrical segment increased 14% in the first quarter of 2011 compared with the first quarter of 2010 primarily due to higher organic volume, with broad based growth led by the industrial market. Compared to the first quarter of 2010, organic volume increased net sales by approximately eleven percentage points. In addition, foreign currency translation and price realization added two and one percentage point, respectively, to net sales.
Within the segment, electrical systems products net sales increased 19% in the first quarter of 2011 compared to the first quarter of 2010 due to higher organic volume and favorable foreign currency translation. Net sales of wiring products increased 17% while electrical products increased 20% with all markets growing. Sales of lighting products increased 6% in the first quarter of 2011 compared to 2010. Compared to the first quarter of 2010, sales of commercial and industrial lighting products increased 9% primarily driven by the retrofit and relight markets while sales of residential lighting products decreased 7% year-over-year.
Operating income in the first quarter of 2011 increased 44% to $57.6 million compared to the first quarter of 2010 while operating margin increased by 260 basis points. Operating profit and margin increased primarily due to volume leverage; while productivity improvements and price realization were largely offset by higher commodity costs and other inflationary spending increases. Within the segment, operating income and operating margin increased for both electrical systems products and lighting products compared to the first quarter of 2010.
Power

	Three Months Ended
	March 31
(In millions)	2011	2010
Net sales	$192.0	$161.2
Operating income	26.0	25.6
Operating margin	13.5%	15.9%
Net sales in the Power segment increased 19% in the first quarter of 2011 compared to the first quarter of 2010. Organic volume increased net sales by approximately eighteen percentage points due to higher net sales of distribution and transmission products. In addition, price realization was favorable by one percentage point.
Operating income increased slightly to $26.0 million but operating margin decreased 240 basis points to 13.5% in the first quarter of 2011 compared to the first quarter of 2010. The margin decline was primarily due to increased commodity costs and, to a lesser extent, higher spending to support growth initiatives such as product and brand development.

OUTLOOK
For 2011, we expect net sales to increase by approximately five to seven percent compared to 2010. We expect to achieve this increase through higher organic sales including new product introductions and improved price realization. Demand for our power products is expected to increase in the mid-single digit range as utility companies spend on distribution products to maintain the network and invest in large scale transmission projects. The industrial markets that we serve are expected to continue to grow overall, with higher spending for maintenance, repair and operations (“MRO”) and harsh and hazardous related products partially offset by lower demand for high voltage test equipment. The non-residential construction market is expected to be comparable to 2010 as expected declines in private sector spending should be offset by stronger demand for renovation, relight and controls. Our residential market, driven by single family home construction, is expected to decline slightly as high levels of unemployment and uncertainty surrounding foreclosures are likely to continue to slow the recovery.
We plan to continue to work on productivity initiatives, including improved sourcing, product redesign and lean projects focused on factory efficiency. We anticipate cost increases from commodities, fuel, pension, healthcare and other inflationary costs. The pricing environment is expected to remain competitive in 2011 and achieving parity with commodity costs is expected to be a challenge. We plan to continue to invest in people and resources to support our growth initiatives. Overall we expect to expand operating margin by approximately 50 basis points in 2011 compared to 2010. Additionally, we expect our 2011 tax rate to be approximately 31.5% for the year.
In 2011, we anticipate generating free cash flow approximately equal to net income. Finally, with our strong financial position, we expect to continue to pursue additional acquisitions.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Three Months Ended
	March 31
(In millions)	2011	2010

Net cash provided by (used in):
Operating activities	$53.5	$23.9
Investing activities	(19.0)	(10.5)
Financing activities	(62.1)	(6.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	3.8	(1.0)

Net change in cash and cash equivalents	$(23.8)	$6.2

Cash provided by operating activities for the three months ended March 31, 2011 increased from the comparable period in 2010 primarily as a result of higher net income and lower cash used for working capital. Working capital in the first three months of 2011 used cash of $20.0 million compared to $33.0 million of cash used during the first three months of 2010. The lower use of working capital in 2011 is primarily due to increases in current liabilities, specifically accounts payable, as a result of the Company’s focus on cash management. These increases were partially offset by increases in accounts receivable due to the higher net sales as well as the timing of shipments within the quarter.
Investing activities used cash of $19.0 million in the first three months of 2011 compared to cash used of $10.5 million during the comparable period in 2010. The change is due to higher levels of capital spending during the first three months of 2011 as compared to the first three months of 2010. Financing activities used cash of $62.1 million in the first three months of 2011 compared to $6.2 million of cash used during the comparable period of 2010. The change is primarily due to the repurchase of common shares and an increase in dividends paid partially offset by higher proceeds from the exercise of stock options during the first three months of 2011.

Investments in the Business
Investments in our business include both expenditures required to maintain the operations of our equipment and facilities as well as expenditures in support of our strategic initiatives. During the first three months of 2011, we used cash of $22.0 million for capital expenditures, an increase of $10.9 million from the comparable period of 2010. The majority of this increase was due to the Company’s purchase of a facility in Switzerland for approximately $13 million that had previously been leased by the Company.
In December 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. In February 2011, the Board of Directors extended the term of this program through February 20, 2012. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows. We have spent $59.9 million on the repurchase of common shares during the first three months of 2011. As of March 31, 2011, approximately $78 million remains authorized for future repurchases under this program.
Debt to Capital
Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

	March 31,	December 31,
(In millions)	2011	2010

Total Debt	$597.8	$597.7
Total Hubbell Shareholders’ Equity	1,458.2	1,459.2

Total Capital	$2,056.0	$2,056.9

Total Debt to Total Capital	29%	29%

Total Debt	$597.8	$597.7
Less: Cash and cash equivalents	(496.9)	(520.7)
Investments	(39.4)	(39.0)

Net Debt	$61.5	$38.0
Net Debt to Total Capital	3%	2%
At March 31, 2011, the Company’s total debt consisted of $1.8 million of short-term debt and $596 million of long-term notes, net of unamortized discount. These fixed-rate notes, with amounts of $300 million due in both 2018 and 2022, respectively, are callable by the Company at any time with a make whole premium and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at March 31, 2011.
The Company has a credit agreement for a 5.0 million Brazilian Real line of credit to fund its Brazilian operations. At March 31, 2011, 3.0 million Brazilian Real are outstanding (equivalent to $1.8 million). This line of credit expires in August 2011 and the Company anticipates that it will renew this facility upon its expiration. This credit line is not subject to any annual commitment fees.

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
In February 2011, the Company’s Board of Directors approved an increase in the common stock dividend rate from $0.36 to $0.38 per share per quarter. The increased quarterly dividend payment commenced with the April 11, 2011 dividend payment made to the shareholders of record on March 7, 2011.
As of March 31, 2011, the Company’s $350 million committed bank credit facility had not been drawn against and remains a backup to our commercial paper program. Although not the principal source of liquidity, we believe our credit facility is capable of providing significant financing flexibility at reasonable rates of interest. However, in the event of a significant deterioration in the results of our operations or cash flows, leading to deterioration in financial condition, our borrowing costs could increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements.
We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2010. Since December 31, 2010, there were no material changes to our contractual obligations.
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
The Company maintains a conservative financial structure to provide the strength and flexibility necessary to achieve its strategic objectives. The 2008 disruption in the credit markets had a significant adverse impact on a number of financial institutions. While the Company’s liquidity was not negatively impacted by this disruption, management will continue to closely monitor the Company’s liquidity and credit markets. Management can not predict with any certainty the impact to the Company should any future disruptions occur in the credit environment.
The recent earthquake, tsunami and related events in Japan have not had a material impact to the Company’s financial results through the date of this filing. We do not anticipate that these events will have a negative impact to our business; however management will continue to closely monitor the situation and any impact it may have to our results of operations and cash flows.
Critical Accounting Estimates
A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first three months of 2011, there were no significant changes in our estimates and critical accounting policies.

Forward-Looking Statements
Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about capital resources, performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in operating results, anticipated market conditions and economic recovery are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:
•	Changes in demand for our products, market conditions, product quality, or product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	The expected benefits and the timing of other actions in connection with our enterprise-wide information technology system.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected or future levels of operating cash flow, indebtedness and capital spending.

•	General economic and business conditions in particular industries or markets, as well as inflationary trends.

•	The anticipated benefits from the Federal stimulus package.

•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	A major disruption in one or more of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations and relocations.

•
Changes in our relationships with, or the financial condition or performance of, key distributors and other customers, agents or business partners which could adversely affect our results of operations.

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions.

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Ability to carry out future acquisitions and strategic investments in our core businesses as well as the acquisition related costs.

•	Unanticipated difficulties integrating acquisitions as well as the realization of expected synergies and benefits anticipated when we first enter into a transaction.

•	Political unrest in foreign countries.

•	Natural disasters.

•	Future repurchases of common stock under our common stock repurchase program.

•	Changes in accounting principles, interpretations, or estimates.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

•
Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. The Company’s procurement strategy continues to emphasize an increased level of purchases from international locations, primarily China and India, which subjects the Company to increased political and foreign currency exchange risk. Changes in the Chinese government’s policy regarding the value of the Chinese currency versus the U.S. dollar has not had a significant impact on our financial condition, results of operations or cash flows. However, strengthening of the Chinese currency could increase the cost of the Company’s products procured from this country. These factors have not increased significantly since the beginning of 2011. Accordingly, there has been no significant change in the Company’s strategies to manage these exposures during the first three months of 2011. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS
There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
In December 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. In February 2011, the Board of Directors extended the term of this program through February 20, 2012. Depending upon numerous factors, including market conditions and alternative uses of cash, the Company may conduct discretionary repurchases through open market and privately negotiated transactions during its normal trading windows. As of March 31, 2011, approximately $78 million remains authorized for future repurchases under this program.

	Total
	Number of		Approximate Value
	Class B	Average	of Shares that May
	Shares	Price Paid	Yet Be Purchased
	Purchased	per Class B	Under the Dec.
Period	(000’s)	Share	2007 Program
			(In millions)
Balance as of December 31, 2010			$137.7
January 2011	—	$—	137.7
February 2011	422	63.65	110.9
March 2011	486	67.99	77.8

Total for the quarter ended March 31, 2011	908	$65.97	$77.8
The Company did not repurchase any Class A Common Stock during the quarter ended, March 31, 2011.

ITEM 6.	EXHIBITS
EXHIBITS

Number		Description
10.1
Hubbell Incorporated Policy for Providing Severance Payments to Senior Managers, effective February 11, 2011. Exhibit 10.1 of the registrant’s report on Form 8-K, filed on February 16, 2011, is incorporated by reference.

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

Date: April 22, 2011	HUBBELL INCORPORATED

/s/ David G. Nord	/s/ Darrin S. Wegman
David G. Nord	Darrin S. Wegman
Senior Vice President and Chief Financial Officer	Vice President, Controller (Chief Accounting Officer)