Form 10-Q
period 2011-06-30
HUBBELL INC
filed 2011-07-22
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of July 18, 2011 were 7,167,506 and 52,775,144 respectively.

HUBBELL INCORPORATED

Page

Part I—Financial Information

Item 1. Financial Statements — (unaudited)

Condensed Consolidated Statement of Income — Three and six months ended June 30, 2011 and 2010	3

Condensed Consolidated Balance Sheet — June 30, 2011 and December 31, 2010	4

Condensed Consolidated Statement of Cash Flows — Six Months Ended June 30, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

Part II—Other Information

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6. Exhibits	27

Signatures

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ITEM 1.	FINANCIAL STATEMENTS
HUBBELL INCORPORATED
Condensed Consolidated Statement of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Net Sales	$709.2	$646.4	$1,367.3	$1,216.9
Cost of goods sold	479.3	435.4	932.2	830.2

Gross Profit	229.9	211.0	435.1	386.7
Selling & administrative expenses	124.8	117.5	246.4	227.5

Operating income	105.1	93.5	188.7	159.2

Interest expense, net	(7.5)	(7.5)	(15.0)	(15.1)
Other expense, net	(1.7)	(0.5)	(3.8)	(1.0)

Total other expense, net	(9.2)	(8.0)	(18.8)	(16.1)
Income before income taxes	95.9	85.5	169.9	143.1
Provision for income taxes	30.2	27.6	53.5	46.2

Net income	65.7	57.9	116.4	96.9
Less: Net income attributable to noncontrolling interest	0.5	0.3	0.9	0.7

Net income attributable to Hubbell	$65.2	$57.6	$115.5	$96.2

Earnings per share
Basic	$1.08	$0.96	$1.91	$1.60
Diluted	$1.07	$0.95	$1.89	$1.59
Cash dividends per common share	$0.38	$0.36	$0.76	$0.72
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Balance Sheet
(unaudited)
(in millions)

	June 30, 2011	December 31, 2010

ASSETS
Current Assets
Cash and cash equivalents	$510.4	$520.7
Short-term investments	6.8	8.8
Accounts receivable, net	408.1	341.8
Inventories, net	324.2	298.4
Deferred taxes and other	58.4	56.4

Total Current Assets	1,307.9	1,226.1
Property, Plant, and Equipment, net	365.0	358.3
Other Assets
Investments	34.7	30.2
Goodwill	727.6	724.0
Intangible assets, net	266.5	273.5
Other long-term assets	73.7	93.7

Total Assets	$2,775.4	$2,705.8

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$2.2	$1.8
Accounts payable	225.7	160.8
Accrued salaries, wages and employee benefits	49.2	70.4
Accrued insurance	53.8	48.5
Dividends payable	22.8	21.9
Other accrued liabilities	130.1	141.6

Total Current Liabilities	483.8	445.0
Long-Term Debt	596.1	595.9
Other Non-Current Liabilities	201.2	201.4

Total Liabilities	1,281.1	1,242.3
Total Hubbell Shareholders’ Equity	1,489.8	1,459.2
Noncontrolling interest	4.5	4.3

Total Equity	1,494.3	1,463.5

Total Liabilities and Equity	$2,775.4	$2,705.8

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Statement of Cash Flows
(unaudited)
(in millions)

	Six Months Ended
	June 30
	2011	2010
Cash Flows from Operating Activities
Net income	$116.4	$96.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34.8	36.8
Deferred income taxes	15.3	3.2
Stock-based compensation	5.1	4.5
Tax benefit on stock-based awards	(3.9)	(2.2)
Changes in assets and liabilities:
Increase in accounts receivable, net	(62.5)	(61.2)
Increase in inventories, net	(22.3)	(14.6)
Increase in current liabilities	34.4	23.9
Changes in other assets and liabilities, net	2.4	2.7
Contribution to defined benefit pension plans	(1.4)	(1.7)
Other, net	(1.9)	4.8

Net cash provided by operating activities	116.4	93.1

Cash Flows from Investing Activities
Capital expenditures	(31.1)	(22.3)
Purchases of available-for-sale investments	(3.8)	(14.7)
Proceeds from available-for-sale investments	2.9	5.5
Other, net	4.0	1.1

Net cash used in investing activities	(28.0)	(30.4)

Cash Flows from Financing Activities
Short-term debt borrowings, net	0.3	3.4
Payment of dividends	(44.9)	(42.4)
Payment of dividends to noncontrolling interest	(0.7)	(0.5)
Acquisition of common shares	(82.2)	(2.9)
Proceeds from exercise of stock options	17.0	10.0
Tax benefit on stock-based awards	3.9	2.2
Other, net	0.1	—

Net cash used in financing activities	(106.5)	(30.2)

Effect of foreign currency exchange rate changes on cash and cash equivalents	7.8	(3.2)

(Decrease) increase in cash and cash equivalents	(10.3)	29.3
Cash and cash equivalents
Beginning of period	520.7	258.5

End of period	$510.4	$287.8

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment on the presentation of other comprehensive income. Under this amendment, entities will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This amendment will be effective for the Company on January 1, 2012 and full retrospective application is required. The Company does not anticipate that this amendment will have a material impact on its financial statements.
In May 2011, the FASB issued an amendment to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. The Company is currently evaluating the impact this amendment will have, if any, on its financial statements.
In December 2010, the FASB issued amended guidance to clarify the acquisition date that should be used for reporting pro forma financial information for business combinations. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date had been completed as of the beginning of the comparable prior annual reporting period. The Company has adopted this amendment effective January 1, 2011 and will apply the guidance prospectively for business combinations, if any, occurring on or after January 1, 2011.
In December 2010, the FASB issued an amendment to the guidance on goodwill impairment testing. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The Company has adopted this amendment effective January 1, 2011. This amendment had no impact on the Company’s financial position, results of operations or cash flows. See Note 4 — Goodwill and Other Intangible Assets.

2. Segment Information
The Company’s reporting segments consist of the Electrical segment and the Power segment. The following table sets forth financial information by business segment (in millions):

					Operating Income
	Net Sales		Operating Income		as a % of Net Sales
	2011	2010	2011	2010	2011	2010
Three Months Ended June 30,
Electrical	$497.9	$458.4	$69.2	$61.1	13.9%	13.3%
Power	211.3	188.0	35.9	32.4	17.0%	17.2%

Total	$709.2	$646.4	$105.1	$93.5	14.8%	14.5%

Six Months Ended June 30,
Electrical	$964.0	$867.7	$126.8	$101.2	13.2%	11.7%
Power	403.3	349.2	61.9	58.0	15.3%	16.6%

Total	$1,367.3	$1,216.9	$188.7	$159.2	13.8%	13.1%

3. Inventories, net
Inventories, net are comprised of the following (in millions):

	June 30, 2011	December 31, 2010
Raw material	$114.9	$106.0
Work-in-process	68.3	62.4
Finished goods	221.7	206.4

	404.9	374.8
Excess of FIFO over LIFO cost basis	(80.7)	(76.4)

Total	$324.2	$298.4

4. Goodwill and Other Intangible Assets
Changes in the carrying values of goodwill for the six months ended June 30, 2011, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
Balance December 31, 2010	$448.2	$275.8	$724.0
Translation adjustments	2.7	0.9	3.6

Balance June 30, 2011	$450.9	$276.7	$727.6

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
Goodwill impairment testing requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. The Company uses internal discounted cash flow estimates to determine fair value. These cash flow estimates are derived from historical experience and future long-term business plans and the application of an appropriate discount rate. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company’s estimated aggregate fair value of its reporting units is compared to the Company’s market capitalization on the valuation date to assess its reasonableness.
As of April 1, 2011, the impairment testing resulted in implied fair values for each reporting unit that exceeded the reporting unit’s carrying value, including goodwill. The Company did not have any reporting units at risk of failing Step 1 of the impairment test as the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) ranged from approximately 75% to approximately 225% for the respective reporting units. Additionally, the Company did not have any reporting units with zero or negative carrying amounts.
The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheet is as follows (in millions):

	June 30, 2011		December 31, 2010
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization
Definite-lived:
Patents, tradenames and trademarks	$84.0	$(17.3)	$83.6	$(15.2)
Customer/Agent relationships and other	183.7	(40.7)	183.1	(34.6)

Total	267.7	(58.0)	266.7	(49.8)
Indefinite-lived:
Tradenames and other	56.8	—	56.6	—

Total	$324.5	$(58.0)	$323.3	$(49.8)

Amortization expense associated with these definite-lived intangible assets was $8.3 million and $8.2 million for the six months ended June 30, 2011 and 2010. Future amortization expense associated with these intangible assets is expected to be $7.7 million for the remainder of 2011, $15.4 million in 2012, $15.0 million in 2013, $14.5 million in 2014, $13.2 million in 2015 and $12.5 million in 2016.

5. Total Equity
Total equity is comprised of the following (in millions, except per share amounts):

	June 30,	December 31,
	2011	2010
Common stock, $.01 par value:
Class A — authorized 50.0 shares; issued and outstanding 7.2 and 7.2 shares	$0.1	$0.1
Class B — authorized 150.0 shares; issued and outstanding 52.8 and 53.5 shares	0.5	0.5
Additional paid-in-capital	143.8	201.3
Retained earnings	1,408.3	1,338.6
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(92.9)	(95.6)
Cumulative translation adjustment	30.1	14.6
Unrealized gain on investment, net of tax	0.7	0.5
Cash flow hedge loss, net of tax	(0.8)	(0.8)

Total Accumulated other comprehensive loss	(62.9)	(81.3)

Hubbell Shareholders’ equity	1,489.8	1,459.2
Noncontrolling interest	4.5	4.3

Total equity	$1,494.3	$1,463.5

A summary of the changes in equity for the six months ended June 30, 2011 and 2010 is provided below (in millions):

	Six Months Ended June 30,
	2011			2010
	Hubbell			Hubbell
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
	Equity	interest	Equity	Equity	interest	Equity
Equity, January 1,	$1,459.2	$4.3	$1,463.5	$1,298.2	$3.8	$1,302.0
Total comprehensive income	133.9	0.9	134.8	92.4	0.7	93.1
Stock-based compensation	5.1	—	5.1	4.5	—	4.5
Exercise of stock options	17.0	—	17.0	10.0	—	10.0
Income tax windfall from stock-based awards, net	3.9	—	3.9	2.2	—	2.2
Acquisition/surrender of common shares	(84.3)	—	(84.3)	(3.5)	—	(3.5)
Issuance of shares related to director’s deferred compensation	0.8	—	0.8	—	—	—
Dividends to noncontrolling interest	—	(0.7)	(0.7)	—	(0.5)	(0.5)
Cash dividends declared	(45.8)	—	(45.8)	(43.2)	—	(43.2)

Equity, June 30,	$1,489.8	$4.5	$1,494.3	$1,360.6	$4.0	$1,364.6

The detailed components of total comprehensive income are presented in Note 6 — Comprehensive Income.

6. Comprehensive Income
Total comprehensive income and its components are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Net income	$65.7	$57.9	$116.4	$96.9
Foreign currency translation adjustments	6.4	(3.1)	15.5	(6.4)
Amortization of net prior service costs and net actuarial losses, net of tax	1.3	0.7	2.7	1.7
Change in unrealized gains on investments, net of tax	0.2	0.2	0.2	0.1
Change in unrealized gains on cash flow hedges, net of tax	0.1	0.8	—	0.8

Total Comprehensive income	73.7	56.5	134.8	93.1
Less: Comprehensive income attributable to noncontrolling interest	0.5	0.3	0.9	0.7

Comprehensive income attributable to Hubbell	$73.2	$56.2	$133.9	$92.4

7. Earnings Per Share
The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.
The following table sets forth the computation of earnings per share for the three and six months ended June 30, 2011 and 2010 (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Numerator:
Net income attributable to Hubbell	$65.2	$57.6	$115.5	$96.2
Less: Earnings allocated to participating securities	0.3	0.2	0.5	0.4

Net income available to common shareholders	64.9	57.4	115.0	95.8

Denominator:
Average number of common shares outstanding	60.0	59.8	60.2	59.7
Potential dilutive shares	0.8	0.4	0.8	0.4

Average number of diluted shares outstanding	60.8	60.2	61.0	60.1

Earnings per share:
Basic	$1.08	$0.96	$1.91	$1.60
Diluted	$1.07	$0.95	$1.89	$1.59

Anti-dilutive securities excluded from the calculation of earnings per diluted share:
Stock options and performance shares	—	0.7	—	0.7
Stock appreciation rights	—	1.6	—	1.6
The Company did not have any anti-dilutive securities during the three and six month periods ended June 30, 2011.

8. Pension and Other Benefits
The following table sets forth the components of pension and other benefits cost for the three and six months ended June 30, 2011 and 2010, (in millions):

	Pension Benefits		Other Benefits
	2011	2010	2011	2010

Components of net periodic benefit cost for the three months ended June 30
Service cost	$3.5	$3.0	$—	$0.1
Interest cost	9.6	9.3	0.4	0.5
Expected return on plan assets	(10.5)	(10.4)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Amortization of actuarial losses/(gains)	2.1	1.2	(0.2)	(0.1)

Net periodic benefit cost	$4.8	$3.2	$0.2	$0.5

Components of net periodic benefit cost for the six months ended June 30
Service cost	$7.0	$6.0	$—	$0.1
Interest cost	19.1	18.6	0.8	1.0
Expected return on plan assets	(21.0)	(20.7)	—	—
Amortization of prior service cost	0.2	0.2	—	—
Amortization of actuarial losses/(gains)	4.1	2.5	(0.4)	(0.1)

Net periodic benefit cost	$9.4	$6.6	$0.4	$1.0

Employer Contributions
The Company anticipates making required contributions of approximately $3.0 million to its foreign pension plans during 2011, of which $1.4 million has been contributed through June 30, 2011. In addition, the Company may make a voluntary contribution to its foreign pension plans in 2011. Although not required under the Pension Protection Act of 2006, the Company may also make a voluntary contribution to its qualified domestic benefit pension plans in 2011.
9. Guarantees
The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.
The Company records a liability equal to the fair value of guarantees in the Condensed Consolidated Balance Sheet in accordance with the guarantees accounting guidance. As of June 30, 2011, the fair value and maximum potential payment related to the Company’s guarantees were not material.
The Company offers product warranties which cover potential defects on most of its products. These warranties primarily apply to products that are properly installed, maintained and used for their intended purpose. The Company accrues estimated warranty costs at the time of sale. Estimated warranty expenses, recorded in cost of goods sold, are based upon historical information such as past experience, product failure rates, or the number of units to be repaired or replaced. Adjustments are made to the product warranty accrual as claims are incurred or as historical experience indicates. The product warranty accrual is reviewed for reasonableness on a quarterly basis and is adjusted as additional information regarding expected warranty costs becomes known.

Changes in the accrual for product warranties during the six months ended June 30, 2011 are set forth below (in millions):

Balance at December 31, 2010	$6.7
Provision	3.3
Expenditures/other	(3.3)

Balance at June 30, 2011	$6.7

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
The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at June 30, 2011 and December 31, 2010 (in millions):

	Quoted Prices in	Quoted Prices in
	Active Markets	Active Markets
	for Identical	for Similar Assets
Asset (Liability)	Assets (Level 1)	(Level 2)	Total
June 30, 2011
Available for sale investments	$37.4	$—	$37.4
Trading securities	4.1	—	4.1
Deferred compensation plan liabilities	(4.1)	—	(4.1)
Derivatives:
Forward exchange contracts	—	(0.6)	(0.6)

	$37.4	$(0.6)	$36.8

	Quoted Prices in	Quoted Prices in
	Active Markets	Active Markets
	for Identical	for Similar Assets
	Assets (Level 1)	(Level 2)	Total
December 31, 2010
Available for sale investments	$36.4	$—	$36.4
Trading securities	2.6	—	2.6
Deferred compensation plan liabilities	(2.5)	—	(2.5)
Derivatives:
Forward exchange contracts	—	(0.6)	(0.6)

	$36.5	$(0.6)	$35.9

The methods and assumptions used to estimate the Level 2 fair values were as follows:
Forward exchange contracts — The fair value of forward exchange contracts were based on quoted forward foreign exchange prices at the reporting date.

During the three and six months ended June 30, 2011 there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. At June 30, 2011 and December 31, 2010, the Company did not have any financial assets or liabilities that fell within the Level 3 hierarchy.
Investments
At June 30, 2011 and December 31, 2010, the Company had $37.4 million and $36.4 million, respectively, of municipal bonds classified as available-for-sale securities. The Company also had $4.1 million and $2.6 million of trading securities at June 30, 2011 and December 31, 2010, respectively. These investments are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.
Deferred compensation plans
The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During the six months ended June 30, 2011 and 2010 the Company purchased $1.4 million and $0.7 million, respectively, of trading securities related to these deferred compensation plans. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.
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
The fair values of derivative instruments in the Condensed Consolidated Balance Sheet are as follows (in millions):

	Asset/(Liability) Derivatives
		Fair Value
Derivatives designated as hedges	Balance Sheet Location	June 30, 2011	December 31, 2010
Forward exchange contracts designated as cash flow hedges	Other accrued liabilities	$(0.6)	$(0.6)
Forward exchange contracts
In 2011 and 2010, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases. As of June 30, 2011, the Company had 18 individual forward exchange contracts for $1.0 million each, which have various expiration dates through June 2012. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.
Interest Rate Locks
Prior to the 2010 and 2008 issuance of long-term notes, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2010 interest rate lock resulted in a $1.6 million loss while the 2008 interest rate lock resulted in a $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. The amortization associated with these interest rate locks is reclassified from Accumulated other comprehensive loss to Interest expense, net in the Condensed Consolidated Statement of Income. The reclassification for the six months ended June 30, 2011 and 2010 was not material. As of June 30, 2011 and December 31, 2010 there was $0.4 million and $0.5 million, respectively, of net unamortized losses reflected in Accumulated other comprehensive loss.

The following table summarizes the results of cash flow hedging relationships for the three months ended June 30, 2011 and 2010, (in millions):

	Derivative Gain/(Loss)
	Recognized in
	Accumulated Other			Gain/(Loss) Reclassified
	Comprehensive Loss			into Earnings
	(net of tax)		Location of Gain/(Loss) Reclassified into	(Effective Portion)
Derivative Instrument	2011	2010	Income (Effective Portion)	2011	2010
Forward exchange contract	$(0.1)	$0.5	Cost of goods sold	$(0.4)	$(0.4)
The following table summarizes the results of cash flow hedging relationships for the six months ended June 30, 2011 and 2010, (in millions):

	Derivative Gain/(Loss)
	Recognized in
	Accumulated Other			Gain/(Loss) Reclassified
	Comprehensive Loss			into Earnings
	(net of tax)		Location of Gain/(Loss) Reclassified into	(Effective Portion)
Derivative Instrument	2011	2010	Income (Effective Portion)	2011	2010
Forward exchange contract	$(0.5)	$0.2	Cost of goods sold	$(0.7)	$(1.1)
There was no hedge ineffectiveness with respect to the forward exchange cash flow hedges during the three and six month periods ended June 30, 2011 and 2010.
Long-term Debt
The total carrying value of long-term debt as of June 30, 2011 was $596.1 million, net of unamortized discount. As of June 30, 2011, the estimated fair value of the long-term debt was $628.8 million based on quoted market prices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW OF THE BUSINESS
The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the United Kingdom, Brazil and Australia. The Company also participates in joint ventures in Taiwan and China, and maintains sales offices in Singapore, China, Mexico, South Korea and countries in the Middle East. The Company employs approximately 13,500 individuals worldwide and operates approximately 75 facilities in 11 countries.
The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for the three and six months ended June 30, 2011 are included under “Segment Results” within this Management’s Discussion and Analysis.
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

Acquisitions: The Company continues to assess opportunities to expand sales through acquisitions of businesses that fill product line gaps or allow for expansion into new markets.

•	Price Realization

Our goal is to achieve parity between pricing and commodity cost increases. In 2011, we expect the pricing environment to remain competitive in spite of escalating raw material and fuel costs. During the last three quarters we have experienced increases in the cost of commodity raw materials used in our products including steel, copper, zinc and aluminum, as well as certain purchased electronic components such as ballasts. In addition, transportation costs are also increasing, reflecting higher levels of fuel costs. As a result, broad price increases have been implemented. For the full year, 2011, we expect these price increases to offset the commodity cost increases.

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

Results of Operations — Second Quarter of 2011 compared to the Second Quarter of 2010
Summary of Consolidated Results (in millions, except per share data):

	Three Months Ended June 30
	2011	% of Net sales	2010	% of Net sales
Net Sales	$709.2		$646.4
Cost of goods sold	479.3		435.4

Gross Profit	229.9	32.4%	211.0	32.6%
Selling & administrative expense	124.8	17.6%	117.5	18.2%

Operating income	105.1	14.8%	93.5	14.5%
Net income attributable to Hubbell	65.2	9.2%	57.6	8.9%
Earnings per share — diluted	$1.07		$0.95
Net Sales
Net sales of $709.2 million for the second quarter of 2011 increased 10% compared to the second quarter of 2010 due to higher organic volume, price realization and favorable foreign currency translation. Compared to the second quarter of 2010, organic volume increased net sales by approximately six percentage points while foreign currency translation and price realization each added approximately two percentage points.
Gross Profit
The consolidated gross profit margin in the second quarter of 2011 was 32.4% compared to 32.6% in the second quarter of 2010. The decrease in gross profit margin was due to commodity cost increases and other inflationary spending slightly in excess of price realization and productivity improvements.
Selling & Administrative Expenses (“S&A”)
S&A expenses in the second quarter of 2011 were $124.8 million compared to $117.5 million in the second quarter of 2010. As a percentage of net sales, S&A expenses declined to 17.6% in the second quarter of 2011 compared to 18.2% in the second quarter of 2010 due to leveraging of the higher sales volume.
Total Other Expense, net
Total other expense, net increased $1.2 million in the second quarter of 2011 compared to the second quarter of 2010. This increase is primarily due to higher net foreign currency transaction losses in the second quarter of 2011 compared to the comparable prior year period.
Income Taxes
The effective tax rate in the second quarter of 2011 decreased to 31.5% from 32.3% in the second quarter of 2010. The decrease is primarily due to the reinstatement of the federal research and development tax credit during the fourth quarter of 2010.
Net income attributable to Hubbell and Earnings Per Diluted Share
Net income attributable to Hubbell and earnings per diluted share each increased 13% in the second quarter of 2011 compared to the second quarter of 2010. The increase in net income attributable to Hubbell is due to higher operating income and a lower tax rate partially offset by higher foreign currency transaction losses.

Segment Results
Electrical

	Three Months Ended
	June 30
(In millions)	2011	2010
Net sales	$497.9	$458.4
Operating income	69.2	61.1
Operating margin	13.9%	13.3%
Net sales in the Electrical segment increased 9% in the second quarter of 2011 compared with the second quarter of 2010 due to higher organic volume, with broad based growth except in the residential construction market. Compared to the second quarter of 2010, organic volume increased net sales by approximately five percentage points while price realization and foreign currency translation each added approximately two percentage points to net sales.
Within the segment, electrical systems products net sales increased 10% in the second quarter of 2011 compared to the second quarter of 2010 due to higher organic volume, price realization and favorable foreign currency translation. Sales of lighting products increased 6% in the second quarter of 2011 compared to 2010. Compared to the second quarter of 2010, sales of commercial and industrial lighting products increased primarily driven by the retrofit and relight markets while sales of residential lighting products decreased.
Operating income in the second quarter of 2011 increased 13% to $69.2 million compared to the second quarter of 2010 and operating margin increased by 60 basis points. Operating income and margin increased primarily due to volume leverage partially offset by commodity costs in excess of price realization. Productivity improvements were essentially offset by inflationary spending increases.
Power

	Three Months Ended
	June 30
(In millions)	2011	2010
Net sales	$211.3	$188.0
Operating income	35.9	32.4
Operating margin	17.0%	17.2%
Net sales in the Power segment increased 12% in the second quarter of 2011 compared to the second quarter of 2010. Organic volume increased net sales by approximately nine percentage points due to higher net sales of distribution and transmission products while price realization was favorable by three percentage points.
Operating income increased 11% to $35.9 million but operating margin decreased slightly to 17.0% in the second quarter of 2011 compared to 17.2% in the second quarter of 2010. The operating income increase was primarily due to the higher volume partially offset by commodity costs in excess of price realization; however the gap narrowed in the second quarter of 2011 compared to the first quarter of 2011. Productivity improvements were offset by other inflationary increases and spending to support product development initiatives. The operating margin decline was due to commodity cost increases only partially offset by price realization and higher volume.

Results of Operations — Six Months Ended June 30, 2011 compared to the Six Months Ended June 30, 2010
Summary of Consolidated Results (in millions, except per share data):

	Six Months Ended June 30
	2011	% of Net sales	2010	% of Net sales
Net Sales	$1,367.3		$1,216.9
Cost of goods sold	932.2		830.2

Gross Profit	435.1	31.8%	386.7	31.8%
Selling & administrative expense	246.4	18.0%	227.5	18.7%

Operating income	188.7	13.8%	159.2	13.1%
Net income attributable to Hubbell	115.5	8.4%	96.2	7.9%
Earnings per share — diluted	$1.89		$1.59
Net Sales
Net sales of $1.4 billion for the first six months of 2011 increased 12% compared to the first six months of 2010 due higher organic volume, price realization and favorable foreign currency translation. Compared to the first six months of 2010, organic volume increased net sales by nine percentage points. Foreign currency translation and price realization increased net sales by two and one percentage points, respectively.
Gross Profit
The consolidated gross profit margin was 31.8% in both the first six months of 2011 and 2010. Higher volume leverage was offset by higher commodity costs and other inflationary spending increases slightly in excess of price realization and productivity improvements.
Selling & Administrative Expenses
S&A expenses in the first six months of 2011 were $246.4 million compared to $227.5 million in the first six months of 2010. As a percentage of net sales, S&A expenses declined to 18.0% in the first six months of 2011 compared to 18.7% in the first six months of 2010 due to leveraging the higher volume.
Total Other Expense, net
Total other expense, net increased $2.7 million in the first six months of 2011 compared to the first six months of 2010. This increase is primarily due to higher net foreign currency transaction losses in the first six months of 2011 compared to the comparable prior year period.
Income Taxes
The effective tax rate in the first six months of 2011 decreased to 31.5% from 32.3% in the first six months of 2010 primarily due to the reinstatement of the federal research and development tax credit during the fourth quarter of 2010.
Net income attributable to Hubbell and Earnings Per Diluted Share
Net income attributable to Hubbell and earnings per diluted share increased 20% and 19%, respectively, in the first six months of 2011 compared to the first six months of 2010. The increase in net income attributable to Hubbell is due to higher operating income and a lower tax rate partially offset by higher foreign currency transaction losses. In addition, earnings per diluted share reflect an increase in the average shares outstanding in 2011 compared to 2010.

Segment Results
Electrical

	Six Months Ended
	June 30
(In millions)	2011	2010
Net sales	$964.0	$867.7
Operating income	126.8	101.2
Operating margin	13.2%	11.7%
Net sales in the Electrical segment increased 11% in the first six months of 2011 compared with the first six months of 2010 due to higher organic volume, favorable foreign currency translation and price realization. Compared to the first six months of 2010, organic volume added approximately eight percentage points to net sales. In addition, foreign currency translation and price realization increased net sales by two and one percentage points, respectively.
Within the segment, electrical systems products net sales increased 14% in the first six months of 2011 compared to the first six months of 2010 due to higher organic volume and favorable foreign currency translation. Sales of lighting products increased 6% in the first six months of 2011 compared to 2010. Compared to the first six months of 2010, sales of commercial and industrial lighting products increased primarily driven by the retrofit and relight markets while sales of residential lighting products decreased.
Operating income in the first six months of 2011 increased 25% to $126.8 million compared to the first six months of 2010 while operating margin increased 150 basis points. Operating income and operating margin increased primarily due to volume leverage partially offset by commodity costs in excess of price realization. Productivity improvements were essentially offset by inflationary spending increases.
Power

	Six Months Ended
	June 30
(In millions)	2011	2010
Net sales	$403.3	$349.2
Operating income	61.9	58.0
Operating margin	15.3%	16.6%
Net sales in the Power segment increased 15% in the first six months of 2011 compared to the first six months of 2010. Organic volume increased net sales by approximately twelve percentage points due to higher net sales of distribution and transmission products while price realization and foreign currency translation added two and one percentage points, respectively, to net sales.
Operating income increased 7% to $61.9 million but operating margin decreased 130 basis points to 15.3% in the first six months of 2011 compared to the first six months of 2010. The increase in operating income was due to higher volume; partially offset by commodity costs and other cost increases in excess of price realization and productivity improvements. Cost increases included spending to support growth initiatives such as product development and inflationary increases. The margin decline was primarily due to higher commodity costs in excess of price realization.

OUTLOOK
For 2011, we expect net sales to increase by approximately seven to nine percent compared to 2010. We expect to achieve this increase through higher organic sales including new product introductions and improved price realization. Demand for our power products is expected to increase in the high single digit range as utility companies spend on distribution products to maintain the network and invest in large scale transmission projects. The industrial markets that we serve are expected to continue to grow overall, due to higher factory utilization rates and increased demand for harsh and hazardous products that are benefitting from strong energy markets. The non-residential construction market is expected to be up slightly compared to 2010 as expected declines in new construction spending should be offset by stronger demand for renovation, relight and controls. Our residential market, driven by single family home construction, is expected to decline by low single digits as high levels of unemployment, slow wage growth and home foreclosures continue to dampen demand for new single family housing construction.
We plan to continue to work on productivity initiatives, including improved sourcing, product redesign and lean projects focused on factory efficiency. We anticipate cost increases from commodities, fuel, pension, healthcare and other inflationary costs. Although the pricing environment is expected to remain competitive in 2011, we still expect to achieve parity with commodity costs. We plan to continue to invest in people and resources to support our growth initiatives. Overall we expect to expand operating margin by approximately 50 basis points in 2011 compared to 2010. Additionally, we expect our 2011 tax rate to be approximately 31.5% for the year.
In 2011, we anticipate generating free cash flow approximately equal to net income. Finally, with our strong financial position, we expect to continue to pursue additional acquisitions.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Six Months Ended
	June 30
(In millions)	2011	2010
Net cash provided by (used in):
Operating activities	$116.4	$93.1
Investing activities	(28.0)	(30.4)
Financing activities	(106.5)	(30.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	7.8	(3.2)

Net change in cash and cash equivalents	$(10.3)	$29.3

Cash provided by operating activities for the six months ended June 30, 2011 increased from the comparable period in 2010 primarily as a result of higher net income. Cash used for changes in working capital was $50.4 million and $51.9 million for the six month periods ended June 30, 2011 and 2010, respectively. This slight improvement is primarily due to increases in accounts payable partially offset by higher levels of inventory.
Investing activities used cash of $28.0 million in the first six months of 2011 compared to cash used of $30.4 million during the comparable period in 2010. During the six months ended June 30, 2011, the Company had lower net purchases of available for sale securities partially offset by higher capital spending. Financing activities used cash of $106.5 million in the first six months of 2011 compared to $30.2 million of cash used during the comparable period of 2010. The increase is primarily due to the repurchase of common shares partially offset by higher proceeds from the exercise of stock options during the first six months of 2011.
Investments in the Business
Investments in our business include both expenditures required to maintain the operation of our equipment and facilities as well as expenditures in support of our strategic initiatives. During the first six months of 2011, we used cash of $31.1 million for capital expenditures, an increase of $8.8 million from the comparable period of 2010. The majority of this increase is due to the Company’s purchase of a previously leased facility in Switzerland for approximately $13 million during the first quarter of 2011.

In December 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. In February 2011, the Board of Directors extended the term of this program through February 20, 2012. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows. We have spent $82.2 million on the repurchase of common shares during the first six months of 2011. As of June 30, 2011, approximately $56 million remains authorized for future repurchases under this program.
Debt to Capital
Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

	June 30,	December 31,
(In millions)	2011	2010
Total Debt	$598.3	$597.7
Total Hubbell Shareholders’ Equity	1,489.8	1,459.2

Total Capital	$2,088.1	$2,056.9

Total Debt to Total Capital	29%	29%

Total Debt	$598.3	$597.7
Less: Cash and cash equivalents	(510.4)	(520.7)
Investments	(41.5)	(39.0)

Net Debt	$46.4	$38.0
Net Debt to Total Capital	2%	2%
At June 30, 2011, the Company’s total debt consisted of $2.2 million of short-term debt and $596.1 million of long-term notes, net of unamortized discount. The long-term fixed-rate notes, with amounts of $300 million due in both 2018 and 2022, respectively, are callable with a make whole provision and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at June 30, 2011.
The Company has a credit agreement for a 5.0 million Brazilian Real line of credit to fund its Brazilian operations. At June 30, 2011, 3.5 million Brazilian Reais were outstanding (equivalent to $2.2 million). This line of credit expires in August 2011 and the Company anticipates that it will renew this facility upon its expiration. This credit line is not subject to annual commitment fees.
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
As of June 30, 2011, the Company’s $350 million committed bank credit facility had not been drawn against and remains a backup to our commercial paper program. Although not the principal source of liquidity, we believe our credit facility is capable of providing significant financing flexibility at reasonable rates of interest. However, in the event of a significant deterioration in the results of our operations or cash flows, leading to deterioration in financial condition, our borrowing costs could increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements.

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
The Company maintains a conservative financial structure to provide the strength and flexibility necessary to achieve its strategic objectives. The 2008 disruption in the credit markets had a significant adverse impact on a number of financial institutions. While the Company’s liquidity was not negatively impacted by this disruption, management will continue to closely monitor the Company’s liquidity and credit markets. In addition, the Company continues to also monitor the potential downgrading of the U.S. government’s credit rating, including the uncertainty surrounding the U.S. government’s ability to raise the federal debt ceiling. Management cannot predict with any certainty the impact to the Company should any future disruptions occur in the credit environment as a result of these issues.
Critical Accounting Estimates
A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first six months of 2011, there were no significant changes in our estimates and critical accounting policies.

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

•	Impact of productivity improvements on lead times, quality and delivery of product.
•	Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions.
•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.
•	Unexpected costs or charges, certain of which might be outside of our control.
•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.
•	Ability to carry out future acquisitions and strategic investments in our core businesses as well as the acquisition related costs.

•	Unanticipated difficulties integrating acquisitions as well as the realization of expected synergies and benefits anticipated when we first enter into a transaction.
•	The ability of governments to meet their financial obligations.
•	Political unrest in foreign countries.
•	Natural disasters.
•	Future repurchases of common stock under our common stock repurchase program.
•	Changes in accounting principles, interpretations, or estimates.
•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.
•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.
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
In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. The Company’s procurement strategy continues to emphasize an increased level of purchases from international locations, primarily China and India, which subjects the Company to increased political and foreign currency exchange risk. Changes in the Chinese government’s policy regarding the value of the Chinese currency versus the U.S. dollar has not had a significant impact on our financial condition, results of operations or cash flows. However, strengthening of the Chinese currency could increase the cost of the Company’s products procured from this country. These factors have not increased significantly since the beginning of 2011. Accordingly, there has been no significant change in the Company’s strategies to manage these exposures during the first six months of 2011. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.
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
ISSUER PURCHASES OF EQUITY SECURITIES
In December 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. In February 2011, the Board of Directors extended the term of this program through February 20, 2012. Depending upon numerous factors, including market conditions and alternative uses of cash, the Company may conduct discretionary repurchases through open market and privately negotiated transactions during its normal trading windows. As of June 30, 2011, approximately $56 million remains authorized for future repurchases under this program.

	Total
	Number of		Approximate Value
	Class B	Average	of Shares that May
	Shares	Price Paid	Yet Be Purchased
	Purchased	per Class B	Under the Dec.
Period	(000’s)	Share	2007 Program
			(In millions)
Balance as of March 31, 2011			$77.8
April 2011	—	$—	77.8
May 2011	—	—	77.8
June 2011	348	64.18	55.5

Total for the quarter ended June 30, 2011	348	$64.18	$55.5
The Company did not repurchase any Class A Common Stock during the quarter ended, June 30, 2011.

ITEM 6.	EXHIBITS
EXHIBITS

Number		Description
10.1
Hubbell Incorporated Senior Executive Incentive Compensation Plan, as amended and restated effective as of January 1, 2011. Exhibit 10.1 of the registrant’s report on Form 8-K filed on May 5, 2011, is incorporated by reference.

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

Date: July 22, 2011	HUBBELL INCORPORATED

/s/ David G. Nord David G. Nord	/s/ Darrin S. Wegman Darrin S. Wegman
Senior Vice President and Chief Financial Officer	Vice President, Controller (Chief Accounting Officer)