Form 10-Q
period 2011-09-30
HUBBELL INC
filed 2011-10-21
CIK 48898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of October 17, 2011 were 7,167,506 and 51,768,996, respectively.

HUBBELL INCORPORATED

Page

Part I—Financial Information

Item 1. Financial Statements — (unaudited)

Condensed Consolidated Statement of Income — Three and nine months ended September 30, 2011 and 2010	3

Condensed Consolidated Balance Sheet — September 30, 2011 and December 31, 2010	4

Condensed Consolidated Statement of Cash Flows — Nine Months Ended September 30, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

Part II—Other Information

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6. Exhibits	28

Signatures

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ITEM 1.	FINANCIAL STATEMENTS
HUBBELL INCORPORATED
Condensed Consolidated Statement of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Net Sales	$764.3	$685.0	$2,131.6	$1,901.9
Cost of goods sold	512.0	449.8	1,444.2	1,280.0

Gross Profit	252.3	235.2	687.4	621.9
Selling & administrative expenses	127.0	117.6	373.4	345.1

Operating income	125.3	117.6	314.0	276.8

Interest expense, net	(7.3)	(7.8)	(22.3)	(22.9)
Other expense, net	—	(0.6)	(3.8)	(1.6)

Total other expense, net	(7.3)	(8.4)	(26.1)	(24.5)
Income before income taxes	118.0	109.2	287.9	252.3
Provision for income taxes	34.7	37.5	88.2	83.7

Net income	83.3	71.7	199.7	168.6
Less: Net income attributable to noncontrolling interest	0.9	0.4	1.8	1.1

Net income attributable to Hubbell	$82.4	$71.3	$197.9	$167.5

Earnings per share
Basic	$1.38	$1.19	$3.29	$2.79
Diluted	$1.37	$1.18	$3.25	$2.77
Cash dividends per common share	$0.38	$0.36	$1.14	$1.08
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Balance Sheet
(unaudited)
(in millions)

	September 30, 2011	December 31, 2010

ASSETS
Current Assets
Cash and cash equivalents	$511.8	$520.7
Short-term investments	6.7	8.8
Accounts receivable, net	455.3	341.8
Inventories, net	331.2	298.4
Deferred taxes and other	59.5	56.4

Total Current Assets	1,364.5	1,226.1
Property, Plant, and Equipment, net	357.3	358.3
Other Assets
Investments	39.3	30.2
Goodwill	722.7	724.0
Intangible assets, net	259.9	273.5
Other long-term assets	66.4	93.7

Total Assets	$2,810.1	$2,705.8

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$2.3	$1.8
Accounts payable	221.0	160.8
Accrued salaries, wages and employee benefits	60.7	70.4
Accrued insurance	49.7	48.5
Dividends payable	22.4	21.9
Other accrued liabilities	173.7	141.6

Total Current Liabilities	529.8	445.0
Long-Term Debt	596.2	595.9
Other Non-Current Liabilities	201.6	201.4

Total Liabilities	1,327.6	1,242.3
Total Hubbell Shareholders’ Equity	1,477.1	1,459.2
Noncontrolling interest	5.4	4.3

Total Equity	1,482.5	1,463.5

Total Liabilities and Equity	$2,810.1	$2,705.8

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Condensed Consolidated Statement of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended
	September 30
	2011	2010
Cash Flows from Operating Activities
Net income	$199.7	$168.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51.7	54.8
Deferred income taxes	14.5	4.7
Stock-based compensation	7.7	6.9
Tax benefit on stock-based awards	(4.0)	(2.4)
Changes in assets and liabilities:
Increase in accounts receivable, net	(116.3)	(97.4)
Increase in inventories, net	(33.5)	(29.3)
Increase in current liabilities	89.6	59.4
Changes in other assets and liabilities, net	13.1	13.8
Contribution to defined benefit pension plans	(2.1)	(2.6)
Other, net	(3.2)	(0.5)

Net cash provided by operating activities	217.2	176.0

Cash Flows from Investing Activities
Capital expenditures	(41.3)	(33.8)
Purchases of available-for-sale investments	(14.0)	(22.1)
Proceeds from available-for-sale investments	8.2	10.1
Other, net	5.5	2.3

Net cash used in investing activities	(41.6)	(43.5)

Cash Flows from Financing Activities
Short-term debt borrowings, net	0.6	2.2
Payment of dividends	(67.7)	(64.0)
Payment of dividends to noncontrolling interest	(0.7)	(0.9)
Acquisition of common shares	(137.7)	(2.9)
Proceeds from exercise of stock options	17.2	11.1
Tax benefit on stock-based awards	4.0	2.4
Other, net	0.1	—

Net cash used in financing activities	(184.2)	(52.1)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.3)	3.9

(Decrease) increase in cash and cash equivalents	(8.9)	84.3
Cash and cash equivalents
Beginning of period	520.7	258.5

End of period	$511.8	$342.8

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) amended its goodwill guidance by providing entities an option to use a qualitative approach to test goodwill for impairment. An entity will be able to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendment will be effective for the Company on January 1, 2012. The Company does not anticipate that this amendment will have a material impact on its financial statements.
In September 2011, the FASB amended the disclosure requirements related to multiemployer pension plans. The amendment is applicable to all entities that participate in multiemployer pension plans and will expand the information currently disclosed about an employer’s financial obligations to the multiemployer plans as well as the financial health of all significant plans in which the employer participates. The amendment is effective for fiscal years ending after December 15, 2011, with early adoption permitted and retrospective application required. The Company does not anticipate that this amendment will have a material impact on its financial statements.
In June 2011, the FASB issued an amendment regarding the presentation of other comprehensive income. Under this amendment, entities will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This amendment will be effective for the Company on January 1, 2012 and full retrospective application is required. The Company does not anticipate that this amendment will have a material impact on its financial statements.
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
2. Segment Information
The Company’s reporting segments consist of the Electrical segment and the Power segment. The following table sets forth financial information by business segment (in millions):

					Operating Income
	Net Sales		Operating Income		as a % of Net Sales
	2011	2010	2011	2010	2011	2010
Three Months Ended
September 30,
Electrical	$526.6	$490.6	$81.5	$83.9	15.5%	17.1%
Power	237.7	194.4	43.8	33.7	18.4%	17.3%

Total	$764.3	$685.0	$125.3	$117.6	16.4%	17.2%

Nine Months Ended
September 30,
Electrical	$1,490.6	$1,358.3	$208.3	$185.1	14.0%	13.6%
Power	641.0	543.6	105.7	91.7	16.5%	16.9%

Total	$2,131.6	$1,901.9	$314.0	$276.8	14.7%	14.6%

3. Inventories, net
Inventories, net are comprised of the following (in millions):

	September 30, 2011	December 31, 2010
Raw material	$119.6	$106.0
Work-in-process	72.6	62.4
Finished goods	221.9	206.4

	414.1	374.8
Excess of FIFO over LIFO cost basis	(82.9)	(76.4)

Total	$331.2	$298.4

4. Goodwill and Other Intangible Assets
Changes in the carrying values of goodwill for the nine months ended September 30, 2011, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
Balance December 31, 2010	$448.2	$275.8	$724.0
Translation adjustments	(0.3)	(1.0)	(1.3)

Balance September 30, 2011	$447.9	$274.8	$722.7

The Company performs its annual goodwill impairment test as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. As of April 1, 2011, the Company’s impairment testing resulted in fair values for each reporting unit that exceeded the reporting unit’s carrying value, including goodwill. The Company has not recorded any goodwill impairments since the initial adoption of the accounting guidance in 2002.
The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheet is as follows (in millions):

	September 30, 2011		December 31, 2010
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization
Definite-lived:
Patents, tradenames and trademarks	$83.3	$(18.1)	$83.6	$(15.2)
Customer/Agent relationships and other	181.7	(43.2)	183.1	(34.6)

Total	265.0	(61.3)	266.7	(49.8)
Indefinite-lived:
Tradenames and other	56.2	—	56.6	—

Total	$321.2	$(61.3)	$323.3	$(49.8)

Amortization expense associated with these definite-lived intangible assets was $12.4 million and $12.3 million for the nine months ended September 30, 2011 and 2010. Future amortization expense associated with these intangible assets is expected to be $3.6 million for the remainder of 2011, $15.4 million in 2012, $15.0 million in 2013, $14.5 million in 2014, $13.2 million in 2015 and $12.5 million in 2016.
5. Other Accrued Liabilities
Other accrued liabilities are comprised of the following, (in millions):

	September 30, 2011	December 31, 2010
Deferred revenue	$33.6	$34.9
Customer incentive programs	27.3	31.2
Accrued income taxes	44.4	15.2
Other	68.4	60.3

Total	$173.7	$141.6

6. Total Equity
Total equity is comprised of the following (in millions, except per share amounts):

	September 30,	December 31,
	2011	2010
Common stock, $.01 par value:
Class A — authorized 50.0 shares; issued and outstanding 7.2 and 7.2 shares	$0.1	$0.1
Class B — authorized 150.0 shares; issued and outstanding 51.8 and 53.5 shares	0.5	0.5
Additional paid-in-capital	91.2	201.3
Retained earnings	1,468.3	1,338.6
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(91.7)	(95.6)
Cumulative translation adjustment	7.6	14.6
Unrealized gain on investment, net of tax	0.9	0.5
Cash flow hedge gain (loss), net of tax	0.2	(0.8)

Total Accumulated other comprehensive loss	(83.0)	(81.3)

Hubbell Shareholders’ equity	1,477.1	1,459.2
Noncontrolling interest	5.4	4.3

Total equity	$1,482.5	$1,463.5

A summary of the changes in equity for the nine months ended September 30, 2011 and 2010 is provided below (in millions):

	Nine Months Ended September 30,
	2011			2010
	Hubbell			Hubbell
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
	Equity	interest	Equity	Equity	interest	Equity
Equity, January 1,	$1,459.2	$4.3	$1,463.5	$1,298.2	$3.8	$1,302.0
Total comprehensive income	196.2	1.8	198.0	178.7	1.1	179.8
Stock-based compensation	7.7	—	7.7	6.9	—	6.9
Exercise of stock options	17.2	—	17.2	11.1	—	11.1
Income tax windfall from stock-based awards, net	4.0	—	4.0	2.4	—	2.4
Acquisition/surrender of common shares	(139.8)	—	(139.8)	(3.6)	—	(3.6)
Issuance of shares related to director’s deferred compensation	0.8	—	0.8	—	—	—
Dividends to noncontrolling interest	—	(0.7)	(0.7)	—	(0.9)	(0.9)
Cash dividends declared	(68.2)	—	(68.2)	(64.8)	—	(64.8)

Equity, September 30,	$1,477.1	$5.4	$1,482.5	$1,428.9	$4.0	$1,432.9

The detailed components of total comprehensive income are presented in Note 7 — Comprehensive Income.
7. Comprehensive Income
Total comprehensive income and its components are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Net income	$83.3	$71.7	$199.7	$168.6
Foreign currency translation adjustments	(22.5)	14.2	(7.0)	7.8
Amortization of net prior service costs and net actuarial losses, net of tax	1.2	0.8	3.9	2.5
Change in unrealized gains on investments, net of tax	0.2	0.2	0.4	0.3
Change in unrealized gains (losses) on cash flow hedges, net of tax	1.0	(0.2)	1.0	0.6

Total Comprehensive income	63.2	86.7	198.0	179.8
Less: Comprehensive income attributable to noncontrolling interest	0.9	0.4	1.8	1.1

Comprehensive income attributable to Hubbell	$62.3	$86.3	$196.2	$178.7

8. Earnings Per Share
The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.
The following table sets forth the computation of earnings per share for the three and nine months ended September 30, 2011 and 2010 (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Numerator:
Net income attributable to Hubbell	$82.4	$71.3	$197.9	$167.5
Less: Earnings allocated to participating securities	0.2	0.3	0.7	0.7

Net income available to common shareholders	82.2	71.0	197.2	166.8

Denominator:
Average number of common shares outstanding	59.3	59.8	59.9	59.8
Potential dilutive shares	0.6	0.4	0.7	0.4

Average number of diluted shares outstanding	59.9	60.2	60.6	60.2

Earnings per share:
Basic	$1.38	$1.19	$3.29	$2.79
Diluted	$1.37	$1.18	$3.25	$2.77

Anti-dilutive securities excluded from the calculation of earnings per diluted share:
Stock options and performance shares	—	0.8	—	0.8
Stock appreciation rights	—	1.6	—	1.6
The Company did not have any anti-dilutive securities during the three and nine months ended September 30, 2011.

9. Pension and Other Benefits
The following table sets forth the components of net pension and other benefit costs for the three and nine months ended September 30, 2011 and 2010, (in millions):

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Three Months Ended September 30
Service cost	$3.5	$3.0	$—	$0.1
Interest cost	9.5	9.4	0.4	0.5
Expected return on plan assets	(10.4)	(10.4)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Amortization of actuarial losses/(gains)	2.1	1.3	(0.2)	(0.1)

Net periodic benefit cost	$4.8	$3.4	$0.2	$0.5

Nine Months Ended September 30
Service cost	$10.5	$9.1	$—	$0.2
Interest cost	28.6	28.1	1.2	1.6
Expected return on plan assets	(31.4)	(31.3)	—	—
Amortization of prior service cost	0.3	0.2	—	—
Amortization of actuarial losses/(gains)	6.2	3.8	(0.6)	(0.2)

Net periodic benefit cost	$14.2	$9.9	$0.6	$1.6

Employer Contributions
The Company anticipates making required contributions of approximately $3.0 million to its foreign pension plans during 2011, of which $2.1 million has been contributed through September 30, 2011. In addition, the Company may make a voluntary contribution to its foreign pension plans in 2011. Although not required under the Pension Protection Act of 2006, the Company may also make a voluntary contribution to its qualified domestic benefit pension plans in 2011.
10. Guarantees
The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.
The Company records a liability equal to the fair value of guarantees in the Condensed Consolidated Balance Sheet in accordance with the guarantees accounting guidance. As of September 30, 2011, the fair value and maximum potential payment related to the Company’s guarantees were not material.
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

Changes in the accrual for product warranties during the nine months ended September 30, 2011 are set forth below (in millions):

Balance at December 31, 2010	$6.7
Provision	5.2
Expenditures/other	(5.3)

Balance at September 30, 2011	$6.6

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
The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2011 and December 31, 2010 (in millions):

	Quoted Prices in	Quoted Prices in
	Active Markets	Active Markets
	for Identical	for Similar Assets
Asset (Liability)	Assets (Level 1)	(Level 2)	Total
September 30, 2011
Available for sale investments	$42.3	$—	$42.3
Trading securities	3.7	—	3.7
Deferred compensation plan liabilities	(3.7)	—	(3.7)
Derivatives:
Forward exchange contracts	—	0.9	0.9

	$42.3	$0.9	$43.2

	Quoted Prices in	Quoted Prices in
	Active Markets	Active Markets
	for Identical	for Similar Assets
	Assets (Level 1)	(Level 2)	Total
December 31, 2010
Available for sale investments	$36.4	$—	$36.4
Trading securities	2.6	—	2.6
Deferred compensation plan liabilities	(2.5)	—	(2.5)
Derivatives:
Forward exchange contracts	—	(0.6)	(0.6)

	$36.5	$(0.6)	$35.9

The methods and assumptions used to estimate the Level 2 fair values were as follows:
Forward exchange contracts — The fair value of forward exchange contracts were based on quoted forward foreign exchange prices at the reporting date.

During the three and nine months ended September 30, 2011 there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. During the nine months ended September 30, 2011 and as of December 31, 2010, the Company did not have any financial assets or liabilities that fell within the Level 3 hierarchy.
Investments
At September 30, 2011 and December 31, 2010, the Company had $42.3 million and $36.4 million, respectively, of municipal bonds classified as available-for-sale securities. The Company also had $3.7 million and $2.6 million of trading securities at September 30, 2011 and December 31, 2010, respectively. These investments are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.
Deferred compensation plans
The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During the nine months ended September 30, 2011 and 2010, the Company purchased $1.4 million and $0.7 million, respectively, of trading securities related to these deferred compensation plans. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.
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
The fair values of derivative instruments in the Condensed Consolidated Balance Sheet are as follows (in millions):

	Asset/(Liability) Derivatives
		Fair Value
Derivatives designated as hedges	Balance Sheet Location	September 30, 2011	December 31, 2010
Forward exchange contracts designated as cash flow hedges	Other accrued liabilities	$—	$(0.6)
Forward exchange contracts designated as cash flow hedges	Deferred taxes and other	0.9	—

		$0.9	$(0.6)

Forward exchange contracts
In 2011 and 2010, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases. As of September 30, 2011, the Company had 18 individual forward exchange contracts for $1.0 million each, which have various expiration dates through September 2012. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.
Interest rate locks
Prior to the 2010 and 2008 issuance of long-term notes, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2010 interest rate lock resulted in a $1.6 million loss while the 2008 interest rate lock resulted in a $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. The amortization associated with these interest rate locks is reclassified from Accumulated other comprehensive loss to Interest expense, net in the Condensed Consolidated Statement of Income. The reclassification for the nine months ended September 30, 2011 and 2010 was not material. As of September 30, 2011 and December 31, 2010 there was $0.4 million and $0.5 million, respectively, of net unamortized losses reflected in Accumulated other comprehensive loss.
The following table summarizes the results of cash flow hedging relationships for the three months ended September 30, 2011 and 2010, (in millions):

	Derivative Gain/(Loss)
	Recognized in
	Accumulated Other			Loss Reclassified into
	Comprehensive Loss (net			Earnings (Effective
	of tax)		Location of Gain/(Loss) Reclassified into	Portion)
Derivative Instrument	2011	2010	Income (Effective Portion)	2011	2010
Forward exchange contract	$0.8	$(0.3)	Cost of goods sold	$(0.2)	$(0.1)
The following table summarizes the results of cash flow hedging relationships for the nine months ended September 30, 2011 and 2010, (in millions):

	Derivative Gain/(Loss)
	Recognized in
	Accumulated Other			Loss Reclassified into
	Comprehensive Loss (net			Earnings (Effective
	of tax)		Location of Gain/(Loss) Reclassified into	Portion)
Derivative Instrument	2011	2010	Income (Effective Portion)	2011	2010
Forward exchange contract	$0.3	$(0.1)	Cost of goods sold	$(1.0)	$(1.2)
There was no hedge ineffectiveness with respect to the forward exchange cash flow hedges during the three and nine months ended September 30, 2011 and 2010.
Long-term Debt
The total carrying value of long-term debt as of September 30, 2011 was $596.2 million, net of unamortized discount. As of September 30, 2011, the estimated fair value of the long-term debt was $666.0 million based on quoted market prices.

12. Subsequent Events
In October 2011, the Company entered into a five year $500 million revolving credit facility to replace the $350 million credit facility scheduled to expire in October 2012. The new credit facility, which serves as a backup to our commercial paper program, is scheduled to expire in October 2016. The interest rate applicable to borrowing under the new credit agreement is generally either the prime rate or a surcharge over LIBOR. The single financial covenant in the $500 million credit facility requires that total debt not exceed 55% of total capitalization. Annual commitment fees to support availability under the credit facility are not material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW OF THE BUSINESS
The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the United Kingdom, Brazil and Australia. The Company also participates in joint ventures in Taiwan and China, and maintains sales offices in Singapore, China, Mexico, South Korea and countries in the Middle East. The Company employs approximately 14,000 individuals worldwide and operates approximately 75 facilities in 11 countries.
The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for the three and nine months ended September 30, 2011 are included under “Segment Results” within this Management’s Discussion and Analysis.
We believe our current strategy provides the means for the Company to continue to grow profits and deliver attractive returns to our shareholders. In 2011, we continue to execute a business plan focused on:
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

Our goal is to achieve parity between pricing and commodity cost increases. In 2011, we are experiencing a competitive pricing environment. Since the fourth quarter of 2010, we have experienced increases in the cost of commodity raw materials used in our products including steel, copper, zinc and aluminum, as well as certain purchased electronic components such as ballasts and fluorescent lamps. While these costs have declined from their peaks they are still higher than their 2010 average cost. In addition, transportation costs are also increasing, reflecting higher levels of fuel costs. As a result, broad price increases have been implemented. For the fourth quarter of 2011 we expect price realization to be at parity with commodity cost increases.

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

Results of Operations — Third Quarter of 2011 compared to the Third Quarter of 2010
Summary of Consolidated Results (in millions, except per share data):

	Three Months Ended September 30
	2011	% of Net sales	2010	% of Net sales

Net Sales	$764.3		$685.0
Cost of goods sold	512.0		449.8

Gross Profit	252.3	33.0%	235.2	34.3%
Selling & administrative expense	127.0	16.6%	117.6	17.2%

Operating income	125.3	16.4%	117.6	17.2%
Net income attributable to Hubbell	82.4	10.8%	71.3	10.4%
Earnings per share — diluted	$1.37		$1.18
Net Sales
Net sales of $764.3 million for the third quarter of 2011 increased 12% compared to the third quarter of 2010 due to higher organic volume, price realization and favorable foreign currency translation. Compared to the third quarter of 2010, organic volume increased net sales by approximately eight percentage points while foreign currency translation and price realization each added approximately two percentage points.
Gross Profit
The consolidated gross profit margin in the third quarter of 2011 was 33.0% compared to 34.3% in the third quarter of 2010. The decrease in gross profit margin was due to higher commodity costs in excess of price realization and a less favorable mix.
Selling & Administrative Expenses (“S&A”)
S&A expenses in the third quarter of 2011 were $127.0 million compared to $117.6 million in the third quarter of 2010. As a percentage of net sales, S&A expenses declined to 16.6% in the third quarter of 2011 compared to 17.2% in the third quarter of 2010 due to leveraging of the higher sales volume.
Total Other Expense, net
Total other expense, net decreased $1.1 million in the third quarter of 2011 compared to the third quarter of 2010. This decrease is primarily due to lower net foreign currency transaction losses and reduced net interest costs in the third quarter of 2011 compared to the comparable prior year period.
Income Taxes
The effective tax rate in the third quarter of 2011 decreased to 29.4% from 34.3% in the third quarter of 2010. This decrease is due to a $2.5 million benefit resulting primarily from a change in estimates, the reinstatement of the federal research and development tax credit in the fourth quarter of 2010 and an additional $2.2 million of tax expense recorded in the third quarter of 2010 related to the conclusion of an IRS audit of the Company’s 2006 and 2007 federal income tax returns.

Net income attributable to Hubbell and Earnings Per Diluted Share
Net income attributable to Hubbell and earnings per diluted share each increased 16% in the third quarter of 2011 compared to the third quarter of 2010. These increases are due to higher operating income and a lower effective tax rate.
Segment Results
Electrical

	Three Months Ended
	September 30
(In millions)	2011	2010

Net sales	$526.6	$490.6
Operating income	81.5	83.9
Operating margin	15.5%	17.1%
Net sales in the Electrical segment increased 7% in the third quarter of 2011 compared with the third quarter of 2010. This improvement was due to higher broad based organic volume with the exception of the industrial market due to lower high voltage test equipment project sales. Compared to the third quarter of 2010, organic volume increased net sales by approximately four percentage points while foreign currency translation and price realization added approximately two and one percentage points, respectively, to net sales.
Within the segment, electrical systems products net sales increased 7% in the third quarter of 2011 compared to the third quarter of 2010 due to higher organic volume, price realization and favorable foreign currency translation. Sales of lighting products increased 8% in the third quarter of 2011 compared to 2010. Compared to the third quarter of 2010, sales of commercial and industrial lighting products increased 9% primarily driven by stronger demand in the retrofit and relight markets. Sales of residential lighting products increased 5% year-over-year.
Operating income in the third quarter of 2011 decreased 3% to $81.5 million compared to the third quarter of 2010 and operating margin decreased by 160 basis points. Operating income and margin decreased primarily due to the less favorable mix and higher commodity costs partially offset by income from higher sales and price realization.
Power

	Three Months Ended
	September 30
(In millions)	2011	2010

Net sales	$237.7	$194.4
Operating income	43.8	33.7
Operating margin	18.4%	17.3%
Net sales in the Power segment increased 22% in the third quarter of 2011 compared to the third quarter of 2010. Organic volume increased net sales by approximately eighteen percentage points due to strong growth in both distribution and transmission products including international growth. Price realization was favorable by three percentage points while favorable foreign currency translation added one percentage point.
Operating income increased 30% to $43.8 million and operating margin increased to 18.4% in the third quarter of 2011 compared to 17.3% in the third quarter of 2010. The operating income and margin increases were primarily due to the higher volume partially offset by commodity costs in excess of price realization; however the gap continued to narrow in the third quarter of 2011 compared to the second quarter of 2011. Productivity improvements were offset by other inflationary increases and spending to support product development initiatives.

Results of Operations — Nine Months Ended September 30, 2011 compared to the Nine Months Ended September 30, 2010
Summary of Consolidated Results (in millions, except per share data):

	Nine Months Ended September 30
	2011	% of Net sales	2010	% of Net sales

Net Sales	$2,131.6		$1,901.9
Cost of goods sold	1,444.2		1,280.0

Gross Profit	687.4	32.2%	621.9	32.7%
Selling & administrative expense	373.4	17.5%	345.1	18.1%

Operating income	314.0	14.7%	276.8	14.6%
Net income attributable to Hubbell	197.9	9.3%	167.5	8.8%
Earnings per share — diluted	$3.25		$2.77
Net Sales
Net sales of $2.1 billion for the first nine months of 2011 increased 12% compared to the first nine months of 2010 due to higher organic volume, price realization and favorable foreign currency translation. Compared to the first nine months of 2010, organic volume increased net sales by eight percentage points. Foreign currency translation and price realization each increased net sales by two percentage points.
Gross Profit
The consolidated gross profit margin was 32.2% the first nine months of 2011 compared to 32.7% in the first nine months of 2010. The decrease in gross profit margin was primarily due to lower mix of industrial sales caused by timing of project sales. The unfavorable impact of higher commodity costs in excess of price realization was essentially offset by productivity in excess of other cost increases.
Selling & Administrative Expenses
S&A expenses in the first nine months of 2011 were $373.4 million compared to $345.1 million in the first nine months of 2010. As a percentage of net sales, S&A expenses declined to 17.5% in the first nine months of 2011 compared to 18.1% in the first nine months of 2010 due to leveraging the higher sales.
Total Other Expense, net
Total other expense, net increased $1.6 million in the first nine months of 2011 compared to the first nine months of 2010. This increase is primarily due to higher net foreign currency transaction losses in the first nine months of 2011 compared to the comparable prior year period. These losses were partially offset by lower net interest expense.
Income Taxes
The effective tax rate in the first nine months of 2011 decreased to 30.6% from 33.2% in the first nine months of 2010. This decrease is due to a $2.5 million benefit resulting primarily from a change in estimates, the reinstatement of the federal research and development tax credit in the fourth quarter of 2010 and an additional $2.2 million of tax expense recorded in the third quarter of 2010 related to the conclusion of an IRS audit of the Company’s 2006 and 2007 federal income tax returns.

Net income attributable to Hubbell and Earnings Per Diluted Share
Net income attributable to Hubbell and earnings per diluted share increased 18% and 17%, respectively, in the first nine months of 2011 compared to the first nine months of 2010. The increase in net income attributable to Hubbell is due to higher operating income, lower net interest expense and a lower effective tax rate partially offset by higher foreign currency transaction losses.
Segment Results
Electrical

	Nine Months Ended
	September 30
(In millions)	2011	2010

Net sales	$1,490.6	$1,358.3
Operating income	208.3	185.1
Operating margin	14.0%	13.6%
Net sales in the Electrical segment increased 10% in the first nine months of 2011 compared with the first nine months of 2010 due to higher organic volume, favorable foreign currency translation and price realization. Compared to the first nine months of 2010, organic volume added approximately six percentage points to net sales. In addition, foreign currency translation and price realization each increased net sales by two percentage points.
Within the segment, electrical systems products net sales increased 12% in the first nine months of 2011 compared to the first nine months of 2010 due to higher organic volume and favorable foreign currency translation. Sales of lighting products increased 7% in the first nine months of 2011 compared to 2010. Compared to the first nine months of 2010, sales of commercial and industrial lighting products increased 10% primarily driven by stronger demand in the retrofit and relight markets while sales of residential lighting products decreased 5%.
Operating income in the first nine months of 2011 increased 13% to $208.3 million compared to the first nine months of 2010 while operating margin increased 40 basis points. Operating income and operating margin increased primarily due to sales volume leverage partially offset by commodity costs in excess of price realization. Productivity improvements were essentially offset by inflationary spending increases.
Power

	Nine Months Ended
	September 30
(In millions)	2011	2010

Net sales	$641.0	$543.6
Operating income	105.7	91.7
Operating margin	16.5%	16.9%
Net sales in the Power segment increased 18% in the first nine months of 2011 compared to the first nine months of 2010. Organic volume increased net sales by approximately fifteen percentage points due to higher net sales of distribution and transmission products, including international growth. Price realization and foreign currency translation added two and one percentage points, respectively, to net sales.
Operating income increased 15% to $105.7 million but operating margin decreased 40 basis points to 16.5% in the first nine months of 2011 compared to the first nine months of 2010. The increase in operating income was due to higher volume; partially offset by commodity costs and other cost increases in excess of price realization and productivity improvements. Cost increases included spending to support growth initiatives such as product development and inflationary increases. The margin decline was primarily due to higher commodity costs in excess of price realization partially offset by higher sales.

OUTLOOK
For 2011, we expect net sales to increase by approximately twelve percent compared to 2010. We expect to achieve this increase through higher organic sales including new product introductions and improved price realization. Demand for our power products is expected to increase as utility companies spend on distribution products to maintain the network and invest in large scale transmission projects. The industrial market that we serve is expected to continue to grow overall, due to higher factory utilization rates and increased demand for harsh and hazardous products that are benefitting from strong energy markets. In the non-residential construction market, we expect stronger demand for renovation, relight and controls to be partially offset by declines in new construction spending. Our residential market, driven by single family home construction, is expected to decline as high levels of unemployment, slow wage growth and home foreclosures continue to dampen demand.
For 2011, we plan to continue to work on productivity initiatives, including improved sourcing, product redesign and lean projects focused on factory efficiency. We anticipate cost increases from commodities, fuel, pension, healthcare and other inflationary costs. In 2011, due to the competitive pricing environment, we expect commodity cost increases to be in excess of price realization. We plan to continue to invest in people and resources to support our growth initiatives. Overall, we expect to expand operating margin by approximately 20 to 30 basis points in 2011 compared to 2010. Additionally, we expect our 2011 effective tax rate to be approximately 31.0% and we anticipate generating free cash flow approximately equal to net income.
For 2012, we expect our overall organic sales to increase in the low single-digit range compared to 2011. The non-residential construction market is expected to have strong demand for retrofit and relighting projects offset by new construction weakness. The utility market is expected to grow with modest increases anticipated for our distribution products. We also anticipate the recent growth we have experienced for transmission related projects will continue in 2012. The industrial market is expected to expand although the growth is likely to be more modest than 2011. For the residential market, we do not anticipate any significant improvements in 2012. We expect to increase our earnings in 2012 through higher sales, careful management of pricing relative to commodity costs and by continuing our productivity programs. We also expect to continue to evaluate and pursue additional acquisitions to add to our portfolio.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Nine Months Ended
	September 30
(In millions)	2011	2010

Net cash provided by (used in):
Operating activities	$217.2	$176.0
Investing activities	(41.6)	(43.5)
Financing activities	(184.2)	(52.1)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.3)	3.9

Net change in cash and cash equivalents	$(8.9)	$84.3

Cash provided by operating activities for the nine months ended September 30, 2011 increased from the comparable period in 2010 primarily as a result of higher net income. Cash used for changes in working capital was $60.2 million and $67.3 million for the nine month periods ended September 30, 2011 and 2010, respectively. This slight improvement is primarily due to increases in accounts payable partially offset by higher levels of accounts receivable.
Investing activities used cash of $41.6 million in the first nine months of 2011 compared to cash used of $43.5 million during the comparable period in 2010. During the nine months ended September 30, 2011, the Company had lower net purchases of available for sale securities partially offset by higher capital spending. Financing activities used cash of $184.2 million in the first nine months of 2011 compared to $52.1 million of cash used during the comparable period of 2010. The increase is primarily due to the repurchase of common shares partially offset by higher proceeds from the exercise of stock options during the first nine months of 2011.

Investments in the Business
Investments in our business include both expenditures required to maintain the operation of our equipment and facilities as well as cash outlays in support of our strategic initiatives. During the first nine months of 2011, we used cash of $41.3 million for capital expenditures, an increase of $7.5 million from the comparable period of 2010.
In December 2007, the Board of Directors approved a stock repurchase program (“December 2007 program”) and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. During the nine months ended September 30, 2011, the Company has spent $137.7 million on the repurchase of common shares and has completed the December 2007 program.
In September 2011, the Board of Directors approved a new stock repurchase program (“September 2011 program”) and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. As of September 30, 2011, the entire $200 million remains authorized for repurchases under the September 2011 program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.
Debt to Capital
At September 30, 2011, the Company’s total debt consisted of $2.3 million of short-term debt and $596.2 million of long-term notes, net of unamortized discount. The long-term fixed-rate notes, with amounts of $300 million due in both 2018 and 2022, respectively, are callable with a make whole provision and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at September 30, 2011.
The Company has a credit agreement for a 5.0 million Brazilian Real line of credit to fund its Brazilian operations. At September 30, 2011, 4.1 million Brazilian Reais were utilized (equivalent to $2.3 million). This line of credit expires in February 2012 and is not subject to annual commitment fees.
Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

	September 30,	December 31,
(In millions)	2011	2010

Total Debt	$598.5	$597.7
Total Hubbell Shareholders’ Equity	1,477.1	1,459.2

Total Capital	$2,075.6	$2,056.9

Total Debt to Total Capital	29%	29%

Total Debt	$598.5	$597.7
Less: Cash and cash equivalents	(511.8)	(520.7)
Investments	(46.0)	(39.0)

Net Debt	$40.7	$38.0
Net Debt to Total Capital	2%	2%

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
As of September 30, 2011, the Company’s $350 million committed bank credit facility had not been drawn against. In October 2011, the Company entered into a five year $500 million revolving credit facility to replace the $350 million credit facility scheduled to expire in October 2012. The new credit facility, which serves as a backup to our commercial paper program, is scheduled to expire in October 2016. The interest rate applicable to borrowing under the new credit agreement is generally either the prime rate or a surcharge over LIBOR. The single financial covenant in the $500 million credit facility requires that total debt not exceed 55% of total capitalization. Annual commitment fees to support availability under the credit facility are not material.
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
Critical Accounting Estimates
A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first nine months of 2011, there were no significant changes in our estimates and critical accounting policies.

Forward-Looking Statements
Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about capital resources, performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in operating results, anticipated market conditions and economic recovery are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:
•	Changes in demand for our products, market conditions, product quality, or product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	The expected benefits and the timing of other actions in connection with our enterprise-wide information technology system.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected or future levels of operating cash flow, indebtedness and capital spending.

•	General economic and business conditions in particular industries or markets, as well as inflationary trends.

•	The anticipated impacts from the Federal stimulus package.

•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	A major disruption in one or more of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations and relocations.

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
In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. The Company’s procurement strategy continues to emphasize an increased level of purchases from international locations, primarily China and India, which subjects the Company to increased political and foreign currency exchange risk. Changes in the Chinese government’s policy regarding the value of the Chinese currency versus the U.S. dollar has not had a significant impact on our financial condition, results of operations or cash flows. However, strengthening of the Chinese currency could increase the cost of the Company’s products procured from this country. These factors have not increased significantly since the beginning of 2011. Accordingly, there has been no significant change in the Company’s strategies to manage these exposures during the first nine months of 2011. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective to allow timely decisions regarding disclosure.
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
ISSUER PURCHASES OF EQUITY SECURITIES
In December 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. During the nine months ended September 30, 2011, the Company has spent $137.7 million on the repurchase of common shares and has completed the December 2007 program.
In September 2011, the Board of Directors approved a new stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. As of September 30, 2011, the entire $200 million remains authorized for repurchases under the September 2011 program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

	Total
	Number of		Approximate Value
	Class B	Average	of Shares that May
	Shares	Price Paid	Yet Be Purchased
	Purchased	per Class B	Under the
Period	(000’s)	Share	Programs
			(In millions)
Balance as of June 30, 2011			$55.5
July 2011	—	$—	55.5
August 2011	358	52.41	36.7
September 2011	650	56.44	200.0

Total for the quarter ended September 30, 2011	1,008	$55.01
The Company did not repurchase any Class A Common Stock during the quarter ended, September 30, 2011.

ITEM 6.	EXHIBITS
EXHIBITS

Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

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

Date: October 21, 2011	HUBBELL INCORPORATED

/s/ David G. Nord	/s/ Darrin S. Wegman

David G. Nord Senior Vice President and Chief Financial Officer	Darrin S. Wegman Vice President, Controller (Chief Accounting Officer)