Form 10-K
period 2011-12-31
HUBBELL INC
filed 2012-02-15
CIK 48898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-2958

HUBBELL INCORPORATED

(Exact name of registrant as specified in its charter)

STATE OF CONNECTICUT	06-0397030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
40 Waterview Drive, Shelton, CT	06484
(Address of principal executive offices)	(Zip Code)
(475) 882-4000
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
Title of each Class	Name of Exchange on which Registered
Class A Common — $.01 par value (20 votes per share)	New York Stock Exchange
Class B Common — $.01 par value (1 vote per share)	New York Stock Exchange
Series A Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange
Series B Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
NONE

Indicate by check mark			Yes	No
• if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
• if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

•

if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

•

whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

•

if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

•

whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 was $3,555,477,451 *. The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of February 9, 2012 was 7,167,506 and 52,438,505, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of shareholders scheduled to be held on May 8, 2012, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.

* Calculated by excluding all shares held by Executive Officers and Directors of registrant and the Louie E. Roche Trust, the Harvey Hubbell Trust, the Harvey Hubbell Foundation and the registrant’s pension plans, without conceding that all such persons or entities are “affiliates” of registrant for purpose of the Federal Securities Laws.

Back to Contents

Table of contents

PART I	3
ITEM 1	Business	3
ITEM 1A	Risk Factors	7
ITEM 1B	Unresolved Staff Comments	8
ITEM 2	Properties	9
ITEM 3	Legal Proceedings	9
ITEM 4	Mine Safety Disclosures	9
PART II	10
ITEM 5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
ITEM 6	Selected Financial Data	12
ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 7A	Quantitative and Qualitative Disclosures about Market Risk	22
ITEM 8	Financial Statements and Supplementary Data	24
ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	54
ITEM 9A	Controls and Procedures	55
ITEM 9B	Other Information	55
PART III	56
ITEM 10	Directors, Executive Officers and Corporate Governance	56
ITEM 11	Executive Compensation	56
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	56
ITEM 13	Certain Relationships and Related Transactions and Director Independence	57
ITEM 14	Principal Accountant Fees and Services	57
PART IV	58
ITEM 15	Exhibits and Financial Statement Schedule	58

Back to Contents

PART I

ITEM 1  Business

Hubbell Incorporated (herein referred to as “Hubbell”, the “Company”, the “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries as the context may require) was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Hubbell is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, Mexico, the People’s Republic of China (“China”), Italy, the United Kingdom (“UK”), Brazil and Australia. Hubbell also participates in joint ventures in Taiwan, Hong Kong, and maintains sales offices in Singapore, China, Mexico, South Korea and countries in the Middle East.

The Company’s reporting segments consist of the Electrical segment (comprised of electrical systems products and lighting products) and the Power segment, as described below. See also Item 7. Management’s Discussion and Analysis - “Executive Overview”, “Outlook” and “Results of Operations” as well as Note 20 – Industry Segments and Geographic Area Information in the Notes to Consolidated Financial Statements.

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

Electrical Segment

The Electrical segment (70%, 71% and 70% of consolidated revenues in 2011, 2010 and 2009, respectively) is comprised of businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, connector and grounding products, lighting fixtures and controls, as well as other electrical equipment. The products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians and telecommunications companies. In addition, certain businesses design and manufacture a variety of high voltage test and measurement equipment, industrial controls and communication systems used in the non-residential and industrial markets. Many of these products are designed such that they can also be used in harsh and hazardous locations where a potential for fire and explosion exists due to the presence of flammable gasses and vapors. Harsh and hazardous products are primarily used in the oil and gas (onshore and offshore) and mining industries. Certain lighting fixtures, wiring devices and electrical products also have residential and utility applications.

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

Hubbell Electrical Systems

Hubbell designs, manufactures and sells thousands of wiring and electrical products which are supplied principally to industrial, non-residential and residential customers. These products include items such as:

• Cable reels	• Wiring devices & accessories	• Junction boxes, plugs & receptacles
• Cable glands & fittings	• Switches & dimmers	• Datacom connectivity & enclosures
• Connectors & tooling	• Pin & sleeve devices	• Speciality communications equipment
• Floor boxes	• Electrical motor controls	• High voltage test systems
• Ground fault devices	• Steel & plastic electrical enclosures	• Mining communication and controls

These wiring and electrical products are sold under various brands and/or trademarks, including:

• Hubbell®	• Raco®	• Victor™
• Kellems®	• Bell®	• GAI-Tronics®
• Bryant®	• Wiegmann®	• Gleason Reel®
• Burndy®	• Killark®	• Haefely®
• Wejtap™	• Hawke™	• Hipotronics®
• Implo®	• Chalmit™	• Austdac™

HUBBELL INCORPORATED – Form 10-K – 3

Back to Contents

Lighting Products

Hubbell manufactures and sells lighting fixtures and controls for indoor and outdoor applications. The markets served include residential, commercial, institutional and industrial. A fast growing trend within the lighting industry is the adoption of light emitting diode (“LED”) technology as the light source. LED technology is both energy efficient and long–lived and as a result offers customers the benefits of lower energy and maintenance costs. The Company has a broad array of LED-luminaire products within its portfolio and the majority of new product development efforts are oriented towards expanding those offerings. A sampling of Hubbell’s variety of lighting products includes:

• Canopy light fixtures	• Parking lot/parking garage fixtures	• Decorative landscaping fixtures
• Emergency lighting/exit signs	• Bollards	• Fluorescent fixtures
• Specification grade LED fixtures	• Bath/vanity fixtures & fans	• Ceiling fans
• Floodlights & poles	• Chandeliers, sconces, directionals	• Site & area lighting fixtures
• Recessed, surface mounted & track fixtures	• Fixtures used to illuminate athletic/ recreational fields	• Occupancy, dimming & daylight harvesting sensors

These lighting products are sold under various brands and/or trademarks, including:

• Kim Lighting®	• Security Lighting Systems™	• Spaulding Lighting™
• Sportsliter Solutions™	• Sterner Lighting™	• Alera Lighting®
• Kurt Versen	• Prescolite®	• Dual-Lite®
• Beacon Products	• Precision-Paragon [P2]	• Progress Lighting®
• Architectural Area Lighting	• Hubbell Building Automation	• Hubbell Outdoor Lighting

Power Segment

The Power segment (30%, 29% and 30% of consolidated revenues in 2011, 2010 and 2009, respectively) consists of operations that design and manufacture various distribution, transmission, substation and telecommunications products primarily used by the electrical utility industry. In addition, certain of these products are used in the civil construction and transportation industries. Products are sold to distributors and directly to users such as electric utilities, telecommunication companies, pipeline and mining operations, industrial firms, construction and engineering firms. While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a substantial decrease in purchases by electrical utilities would affect this segment.

Distribution,Transmission and Substation Utility Products

Hubbell manufactures and sells a wide variety of electrical distribution, transmission, and substation products. These products include items such as:

• Arresters	• High voltage bushings	• Grounding equipment
• Cutouts and fuse links	• Insulators	• Programmable reclosers
• Lineman tools, hoses & gloves	• Cable terminations & accessories	• Sectionalizers
• Helical anchors & foundations	• Formed wire products	• Pole line hardware
• Overhead & pad mounted switches	• Splices, taps & connectors	• Polymer concrete & fiberglass enclosures and equipment pads

These products are sold under the following brands and/or trademarks:

• Ohio Brass®	• Chance®	• Anderson®
• Fargo®	• Hubbell®	• Polycast®
• Quazite®	• Quadri*sil®	• Comcore®
• Electro Composites™	• USCO™	• CDR™
• Hot Box®	• PCORE®	• Delmar

Information Applicable to All General Categories

International Operations

The Company has several operations located outside of the United States. These operations manufacture, assemble and/or market Hubbell products and service both the Electrical and Power segments.

As a percentage of total net sales, shipments from foreign operations directly to third parties were 17% in both 2011 and 2010 and 16% in 2009 with the Canada, UK and Brazil operations representing approximately 29%, 25% and 13%, respectively, of 2011 international net sales. See also Note 20-Industry Segments and Geographic Area Information in the Notes to Consolidated Financial Statements and Item 1A. Risk Factors relating to manufacturing in and sourcing from foreign countries.

HUBBELL INCORPORATED – Form 10-K – 4

Back to Contents

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

Patents

Hubbell has approximately 1,420 active United States and foreign patents covering many of its products, which expire at various times. While Hubbell deems these patents to be of value, it does not consider its business to be dependent upon patent protection. Hubbell also licenses products under patents owned by others, as may be needed, and grants licenses under certain of its patents.

Working Capital

Inventory, accounts receivable and accounts payable levels, payment terms and, where applicable, return policies are in accordance with the general practices of the electrical products industry and standard business procedures. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Backlog

Backlog of orders believed to be firm at December 31, 2011 was approximately $288.2 million compared to $271.5 million at December 31, 2010. The increase in the backlog in 2011 is attributable to higher demand in both the Electrical and Power segments compared to the prior year. Although this backlog is important, the majority of Hubbell’s revenues result from sales of inventoried products or products that have short periods of manufacture.

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

Research and Development

Research and development expenditures represent costs to discover and/or apply new knowledge in developing a new product or process, or in bringing about significant improvement in an existing product or process. Research and development expenses are recorded as a component of Cost of goods sold. Expenses for research and development were less than 2% of Cost of goods sold for each of the years 2011, 2010 and 2009.

Environment

The Company is subject to various federal, state and local government requirements relating to the protection of employee health and safety and the environment. The Company believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury to its employees and its customers’ employees and that the handling, manufacture, use and disposal of hazardous or toxic substances are in accordance with environmental laws and regulations.

Like other companies engaged in similar businesses, the Company has incurred or acquired through business combinations remedial response and voluntary cleanup costs for site contamination and is a party to product liability and other lawsuits and claims associated with environmental matters, including past production of product containing toxic substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future. However, considering past experience and reserves, the Company does not anticipate that these matters will have a material impact on earnings, capital expenditures, financial condition or competitive position. See also Note 15 — Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Employees

As of December 31, 2011, Hubbell had approximately 13,500 salaried and hourly employees of which approximately 7,300 of these employees, or 54%, are located in the United States. Approximately 2,200 of these U.S. employees are represented by 17 labor unions. Hubbell considers its labor relations to be satisfactory.

HUBBELL INCORPORATED – Form 10-K – 5

Back to Contents

Executive Officers of the Registrant

Name	Age	(1)	Present Position	Business Experience
Timothy H. Powers	63		Chairman of the Board, President and Chief Executive Officer

Chairman of the Board since September 15, 2004; President and Chief Executive Officer since July 1, 2001; Senior Vice President and Chief Financial Officer September 21, 1998 to June 30, 2001; previously Executive Vice President, Finance & Business Development, Americas Region, Asea Brown Boveri.

David G. Nord	54		Senior Vice President and Chief Financial Officer

Present position since September 19, 2005; previously Chief Financial Officer of Hamilton Sundstrand Corporation, a United Technologies company, from April 2003 to September 2005, and Vice President, Controller of United Technologies Corporation from October 2000 to March 2003.

Richard W. Davies	65		Vice President, General Counsel	Present position since September 14, 2011; Vice President since 1996; General Counsel since 1987; Secretary 1982-2011; Assistant Secretary 1980-1982; Assistant General Counsel 1974-1987.
James H. Biggart, Jr.	59		Vice President and Treasurer	Present position since January 1, 1996; Treasurer since 1987; Assistant Treasurer 1986 - 1987; Director of Taxes 1984-1986.
Darrin S. Wegman	44		Vice President and Controller

Present position since March 1, 2008; Vice President and Controller of the former Hubbell Industrial Technology segment/Hubbell Electrical Products March 2004-February 2008; Vice President and Controller of the former Hubbell Industrial Technology segment March 2002-March 2004; Controller of GAI-Tronics Corporation July 2000-February 2002.

W. Robert Murphy	62		Executive Vice President, Marketing and Sales

Present position since October 1, 2007; Senior Group Vice President 2001-2007; Group Vice President 2000-2001; Senior Vice President Marketing and Sales (Wiring Systems) 1985-1999; and various sales positions (Wiring Systems) 1975-1985.

Scott H. Muse	54		Group Vice President (Lighting Products)

Present position since April 27, 2002 (elected as an officer of the Company on December 3, 2002); previously President and Chief Executive Officer of Lighting Corporation of America, Inc. (“LCA”) 2000-2002, and President of Progress Lighting, Inc. 1993-2000.

William T. Tolley	54		Group Vice President (Power Systems)

Present position since December 23, 2008; Group Vice President (Wiring Systems) October 1, 2007-December 23, 2008; Senior Vice President of Operations and Administration (Wiring Systems) October 2005-October 2007; Director of Special Projects April 2005-October 2005; administrative leave November 2004-April 2005; Senior Vice President and Chief Financial Officer February 2002 - November 2004.

Gary N. Amato	60		Group Vice President (Electrical Systems)

Present position since December 23, 2008; Group Vice President (Electrical Products) October 2006-December 23, 2008; Vice President October 1997-September 2006; Vice President and General Manager of the Company’s Industrial Controls Divisions (ICD) 1989-1997; Marketing Manager, ICD, April 1988-March 1989.

(1) As of February 15, 2012.

There are no family relationships between any of the above-named executive officers.

HUBBELL INCORPORATED – Form 10-K – 6

Back to Contents

ITEM 1A  Risk Factors

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

We manufacture and/or source products and materials from various countries throughout the world. A disruption in the availability, price, or quality of these products or materials could impact our operating results.

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

We continue to increase the amount of product materials, components and finished goods that are sourced from or manufactured in foreign countries including Mexico, China, and other countries in Asia. Political instability in any country where we do business could have an adverse impact on our results of operations. For example, Mexico has recently experienced a period of increasing criminal violence. Although the Mexican government has implemented various security measures and strengthened its military and police forces, high levels of crime continue to exist. As a result, events could occur that could potentially restrict our ability to operate our Mexican manufacturing facilities and transport our products out of the country.

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

We are subject to risks surrounding our information systems.

The proper functioning of Hubbell’s information systems is critical to the successful operation of our business. Although our information systems are protected with robust backup and security systems, these systems are still susceptible to outages due to fire, floods, power loss, telecommunications failures, viruses, break-ins and similar events, or breaches of security. A failure of our information technology systems could impact our ability to process orders, maintain proper levels of inventory, collect accounts receivable and pay expenses; all of which could have an adverse effect on our results of operations, financial condition and cash flows.

In 2006, we substantially completed the implementation of an enterprise resource planning system at the majority of our domestic businesses. Since then, we have continued to work on standardizing business processes, improving our understanding and utilization of the system, and performing implementations at our remaining businesses. We expect to incur additional costs related to future implementations, process reengineering efforts as well as for enhancements and upgrades to the system. These system modifications/implementations could result in operating inefficiencies which could impact our operating results and/or our ability to perform necessary business transactions.

HUBBELL INCORPORATED – Form 10-K – 7

Back to Contents

A deterioration in the credit quality of our customers could have a material adverse effect on our operating results and financial condition.

We have an extensive customer base of distributors and wholesalers, electric utilities, OEMs, electrical contractors, telecommunications companies, and retail and hardware outlets. We are not dependent on a single customer, however, our top 10 customers account for approximately 33% of our total trade accounts receivable. A deterioration in credit quality of several major customers could adversely affect our results of operations, financial condition and cash flows.

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

As of December 31, 2011, the holders of our Class A common stock (with 20 votes per share) held approximately 73% of the voting power represented by all outstanding shares of our common stock and approximately 11% of the Company’s total equity value, and the Hubbell Trust and Roche Trust collectively held approximately 49% of our Class A common stock. The holders of the Class A common stock thus are in a position to influence matters that are brought to a vote of the holders of our common stock, including, among others, the election of the board of directors, any amendments to our charter documents, and the approval of material transactions. In order to further the interests of our shareholders, the Company routinely reviews various alternatives to meet its capital structure objectives, including equity, reclassification and debt transactions.

We are subject to litigation and environmental regulations that may adversely impact our operating results.

We are a party to a number of legal proceedings and claims, including those involving product liability, patent and environmental matters, which could be significant. It is not possible to predict with certainty the outcome of every claim and lawsuit. We could in the future incur judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on our results of operations and financial condition. In addition, while we maintain insurance coverage with respect to certain claims, such insurance may not provide adequate coverage against such claims. We establish reserves based on our assessment of contingencies, including contingencies related to legal claims asserted against us. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a reserve and require us to make additional material payments, which could have an adverse effect on our results and/or operations.

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

ITEM 1B  Unresolved Staff Comments

None

HUBBELL INCORPORATED – Form 10-K – 8

Back to Contents

ITEM 2  Properties

Hubbell’s manufacturing and warehousing facilities, classified by segment, are located in the following countries. The Company believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

Segment	Location	Number of Facilities		Total Approximate Floor Area in Square Feet
		Warehouses	Manufacturing	Owned	Leased
Electrical segment	United States	14	24	3,071,900	1,645,000
	Australia	1	2	—	39,600
	Brazil	—	1	123,200	—
	Canada	3	1	178,700	22,400
	Italy	—	1	—	8,200
	Mexico	1	3	658,600	43,300
	China	—	1	—	185,900
	Puerto Rico	—	1	162,400	—
	Singapore	1	—	—	6,700
	Switzerland	—	1	94,900	—
	United Kingdom	1	3	133,600	51,400
Power segment	United States	1	10	2,212,900	94,700
	Brazil	—	1	103,000	—
	Canada	—	1	30,000	—
	Mexico	—	3	203,600	120,900
	China	—	1	—	63,800

ITEM 3  Legal Proceedings

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

ITEM 4  Mine Safety Disclosures

Not applicable.

HUBBELL INCORPORATED – Form 10-K – 9

Back to Contents

PART II

ITEM 5  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A and Class B Common Stock is principally traded on the New York Stock Exchange under the symbols “HUBA” and “HUBB”. The following tables provide information on market prices, dividends declared, number of common shareholders, and repurchases by the Company of shares of its Class A and Class B Common Stock.

Market Prices (Dollars Per Share) Years Ended December 31,	Class A Common		Class B Common
	High	Low	High	Low
2011 — Fourth quarter	61.00	42.35	67.85	46.81
2011 — Third quarter	62.08	43.50	67.10	48.66
2011 — Second quarter	72.12	54.49	73.05	61.55
2011 — First quarter	67.06	55.25	71.26	58.43
2010 — Fourth quarter	58.15	46.51	61.63	48.58
2010 — Third quarter	49.35	36.39	51.83	37.98
2010 — Second quarter	50.35	37.52	52.59	39.20
2010 — First quarter	49.16	41.93	51.49	42.76
Dividends Declared (Dollars Per Share) Years Ended December 31,	Class A Common		Class B Common
	2011	2010	2011	2010
First quarter	0.38	0.36	0.38	0.36
Second quarter	0.38	0.36	0.38	0.36
Third quarter	0.38	0.36	0.38	0.36
Fourth quarter	0.38	0.36	0.38	0.36
Number of Common Shareholders of Record At December 31,	2011	2010	2009	2008	2007
Class A	458	483	526	551	571
Class B	2,549	2,731	2,860	3,055	3,068

On February 10, 2012, the Company’s Board of Directors approved an increase in both the Class A and Class B Common Stock dividend rate from $0.38 to $0.41 per share per quarter. The increased quarterly dividend payment will commence with the dividend payment scheduled for April 11, 2012 to shareholders of record on March 5, 2012.

Purchases of Equity Securities

In December 2007, the Board of Directors approved a stock repurchase program (“December 2007 program”) and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. During 2011, the Company spent $137.7 million on the repurchase of Class B Common Stock and has completed the December 2007 program. The Company did not repurchase any Class A Common Stock during 2011.

In September 2011, the Board of Directors approved a new stock repurchase program (“September 2011 program”) and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. As of December 31, 2011, the entire $200 million remains available for repurchases under the September 2011 program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

HUBBELL INCORPORATED – Form 10-K – 10

Back to Contents

Corporate Performance Graph

The following graph compares the total return to shareholders on the Company’s Class B Common Stock during the five years ended December 31, 2011, with a cumulative total return on the (i) Standard & Poor’s MidCap 400 (“S&P MidCap 400”) and (ii) the Dow Jones U.S. Electrical Components & Equipment Index (“DJUSEC”). The Company is a member of the S&P MidCap 400. As of December 31, 2011, the DJUSEC reflects a group of approximately twenty-four company stocks in the electrical components and equipment market segment, and serves as the Company’s peer group for purposes of this graph. The comparison assumes $100 was invested on December 31, 2006 in the Company’s Class B Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

HUBBELL INCORPORATED – Form 10-K – 11

Back to Contents

ITEM 6  Selected Financial Data

The following summary should be read in conjunction with the consolidated financial statements and notes contained herein (dollars and shares in millions, except per share amounts).

OPERATIONS, years ended December 31,	2011	2010		2009	2008	2007
Net sales	$2,871.6	$2,541.2		$2,355.6	$2,704.4	$2,533.9
Gross profit	$923.7	$828.7		$725.9	$803.4	$735.8
Operating income	$423.8	$367.8		$294.7	$346.0	$299.4
Operating income as a % of sales	14.8%	14.5%		12.5%	12.8%	11.8%
Loss on extinguishment of debt	$-	$(14.7	)(1)	$-	$-	$-
Net income attributable to Hubbell	$267.9	$217.2	(1)	$180.1	$222.7	$208.3
Net income attributable to Hubbell as a % of sales	9.3%	8.5%		7.6%	8.2%	8.2%
Net income attributable to Hubbell to Hubbell shareholders’ average equity	18.3%	15.8%		15.6%	21.3%	19.9%
Earnings per share — diluted	$4.42	$3.59	(1)	$3.15	$3.93	$3.49
Cash dividends declared per common share	$1.52	$1.44		$1.40	$1.38	$1.32
Average number of common shares outstanding — diluted	60.4	60.3		57.0	56.5	59.5
Cost of acquisitions, net of cash acquired	$29.6	$-		$355.8	$267.4	$52.9
FINANCIAL POSITION, at year-end
Working capital	$861.4	$781.1		$492.8	$494.1	$368.5
Total assets	$2,846.5	$2,705.8		$2,402.8	$2,115.5	$1,863.4
Total debt	$599.2	$597.7		$497.2	$497.4	$236.1
Debt to total capitalization (2)	29%	29%		28%	33%	18%
Total Hubbell shareholders’ equity	$1,467.8	$1,459.2		$1,298.2	$1,008.1	$1,082.6
NUMBER OF EMPLOYEES, at year-end	13,500	13,000		12,700	13,000	11,500

(1) In 2010, the Company recorded a $14.7 million pre-tax charge ($9.1 million after-tax) related to its early extinguishment of debt. The earnings per diluted share impact of this charge was $0.15. See also Note 11- Debt.

(2) Debt to total capitalization is defined as total debt as a percentage of the sum of total debt and Hubbell shareholders’ equity.

ITEM 7  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the United Kingdom, Brazil and Australia. The Company also participates in joint ventures in Taiwan and Hong Kong, and maintains sales offices in Singapore, China, Mexico, South Korea and countries in the Middle East. The Company employs approximately 13,500 individuals worldwide and operates approximately 76 facilities in 11 countries.

The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for 2011, 2010 and 2009 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

We believe our current strategy provides the means for the Company to continue to grow profits and deliver attractive returns to our shareholders. In 2011, we executed a business plan focused on:

Revenue

Organic Demand: The Company remains focused on expanding market share through an emphasis on new product introductions and more effective utilization of sales and marketing efforts across the organization. In 2011, organic demand was 11% higher than 2010 primarily due to strength in the industrial, utility and retrofit/relight markets.

HUBBELL INCORPORATED – Form 10-K – 12

Back to Contents

Acquisitions: During the fourth quarter of 2011, the Company completed the acquisition of two product lines for $29.6 million. The first product line acquired consists of grounding, bonding and cable management solutions with renewable energy applications, while the second product line consists of fire pump control panels. Both acquisitions have been added to the Electrical segment. The Company continues to assess opportunities to expand sales through acquisitions of businesses that fill product line gaps or allow for expansion into new markets. See also Note 2 – Business Acquisitions in the Notes to Consolidated Financial Statements.

Price Realization

Our goal is to achieve parity between pricing and commodity cost increases. In 2011, we experienced a competitive pricing environment. Since the fourth quarter of 2010, we have experienced increases in the cost of commodity raw materials used in our products including steel, copper and aluminum, as well as certain purchased electronic components such as ballasts and fluorescent lamps. In addition, transportation costs increased during 2011, reflecting higher levels of fuel costs. As a result, broad price increases were implemented throughout 2011. Price realization did not recover commodity cost increases for the full year; however in the fourth quarter of 2011 price realization exceeded commodity cost increases as compared to the fourth quarter of 2010.

Cost Containment

Global sourcing: We remain focused on expanding our global product and component sourcing and supplier cost reduction program. We continued to consolidate suppliers, utilize reverse auctions and partner with vendors to shorten lead times, improve quality, delivery and reduce costs.

Freight and Warehousing: Transporting our products from suppliers, to warehouses, and ultimately to our customers, is a major cost to our Company. In 2011, these costs declined slightly as a percent of net sales. Productivity initiatives including increasing the effectiveness of our transportation management program through capacity utilization and network optimization were essentially offset by cost increases due to rising diesel fuel costs.

Productivity

The Company continued to expand upon the benefits of our enterprise resource planning system, including standardizing best practices in inventory management, production planning and scheduling to improve manufacturing throughput and to reduce costs. Value-engineering efforts and product transfers, including those to our manufacturing operations in China, contributed to our productivity improvements. This continuing emphasis on operational improvements is expected to lead to further reductions in lead times and improved service levels to our customers.

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

Outlook

For 2012, we expect our overall net sales to increase by four to six percent compared to 2011. The non-residential new construction market is expected to be flat while demand for retrofit and relighting projects is expected to be strong. The utility market is expected to grow with modest increases anticipated for our distribution products. We also anticipate the recent growth we have experienced for transmission related projects will continue in 2012. The industrial market is expected to expand although the growth is likely to be more modest than 2011. For the residential market, we do not anticipate any significant improvements in 2012.

We plan to continue to work on productivity initiatives, including improved sourcing, product redesign and lean projects focused on factory efficiency. We anticipate cost increases from commodities, pension, healthcare and other inflationary costs. We plan to continue to invest in people and resources to support our growth initiatives. Overall we expect to expand operating margin by approximately 50 basis points in 2012 compared to 2011. Additionally, we expect our 2012 tax rate to increase to approximately 32.5% primarily due to the expiration of the research and development tax credit and a higher mix of domestic income. We expect to increase our earnings in 2012 through higher sales, careful management of pricing relative to commodity costs and by continuing our productivity programs.

In 2012, we anticipate generating free cash flow approximately equal to net income. Finally, with our strong financial position, we expect to continue to evaluate and pursue additional acquisitions to add to our portfolio.

Results of Operations

Our operations are classified into two reportable segments: Electrical and Power. For a complete description of the Company’s segments, see Part I, Item 1 of this Annual Report on Form 10-K. Within these segments, Hubbell primarily serves customers in the non-residential and residential construction, industrial and utility markets. The Company’s served markets, in order of magnitude of net sales for the Company, are primarily non-residential construction, industrial, utility and to a lesser extent residential construction.

In 2011, market conditions were mixed. Non-residential new construction declined while renovation and relight projects grew. The industrial market improved significantly due to higher factory utilization and stronger demand for harsh and hazardous products. The utility market improved due to increased maintenance, repair and overhaul (“MRO”) demand for our distribution products and stronger transmission project spending. The residential market declined in 2011 primarily due to lower single family housing starts.

HUBBELL INCORPORATED – Form 10-K – 13

Back to Contents

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Year Ending December 31,
	2011	% of Net sales	2010	% of Net sales	2009	% of Net sales
Net sales	$2,871.6		$2,541.2		$2,355.6
Cost of goods sold	1,947.9		1,712.5		1,629.7
Gross profit	923.7	32.2%	828.7	32.6%	725.9	30.8%
Selling & administrative expense	499.9	17.4%	460.9	18.1%	431.2	18.3%
Operating income	423.8	14.8%	367.8	14.5%	294.7	12.5%
Net income attributable to Hubbell	267.9	9.3%	217.2	8.5%	180.1	7.6%
EARNINGS PER SHARE - DILUTED	$4.42		$3.59		$3.15

2011 Compared to 2010

Net Sales

Net sales for the year ended 2011 were $2.9 billion, an increase of 13% over the year ended 2010 primarily due to higher organic volume. Volume added ten points to net sales in 2011 compared to 2010 while price realization and foreign currency translation increased net sales by two and one percentage points, respectively.

Gross Profit

The gross profit margin for 2011 decreased to 32.2% compared to 32.6% in 2010. The decrease was primarily due to higher commodity costs partially offset by price realization and productivity improvements.

Selling & Administrative Expenses (“S&A”)

S&A expenses increased 8% compared to 2010. As a percentage of net sales, S&A expenses declined to 17.4% in 2011 compared to 18.1% in 2010 as we leveraged the higher sales volume by maintaining spending discipline.

Operating Income

Operating income increased 15% to $423.8 million primarily due to higher net sales and gross profit partially offset by higher selling and administrative costs. Operating margin of 14.8% in 2011 increased 30 basis points compared to 14.5% in 2010 as a result of higher volume partially offset by commodity costs and other inflationary and spending increases, including those to support product development initiatives, in excess of price realization and productivity improvements.

Total Other Expense

In 2011, total other expense decreased by $13.4 million compared to 2010 primarily due to the absence of $14.7 million of costs associated with the 2010 early extinguishment of debt. In addition, net foreign currency transaction losses were $2.2 million higher in 2011 compared to 2010, which were partially offset by higher levels of investment income.

Income Taxes

The effective tax rate in 2011 was 30.7% compared to 31.7% in 2010. The decreased tax rate for 2011 was due primarily to the absence of tax expense recorded in 2010 related to the conclusion of an IRS audit of the Company’s 2006 and 2007 federal income tax returns and a benefit resulting from a change in prior year estimates. Additional information related to our effective tax rate is included in Note 12 — Income Taxes in the Notes to Consolidated Financial Statements.

Net Income attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell and earnings per diluted share in 2011 each increased 23% compared to 2010 as a result of higher net sales and operating income, the absence of costs for the early extinguishment of debt in 2010 and a lower effective tax rate. The impact of the early extinguishment of debt charge was $0.15 on earnings per diluted share in 2010.

HUBBELL INCORPORATED – Form 10-K – 14

Back to Contents

Segment Results

Electrical Segment

(In millions)	2011	2010
Net Sales	$2,004.2	$1,808.2
Operating Income	$282.0	$248.7
Operating Margin	14.1%	13.8%

Net sales in the Electrical segment increased 11% in 2011 compared with 2010. Volume added eight percentage points while foreign currency translation and price realization added two and one percentage points, respectively, to net sales in 2011 compared to 2010.

Within the segment, electrical systems products net sales increased 13% in 2011 compared to 2010 due to stronger underlying demand, price realization and favorable currency translation. Net sales of lighting products increased 8% in 2011 compared to 2010. Net sales of commercial and industrial lighting products increased 10% primarily driven by stronger demand in the retrofit and relight markets while net sales of residential lighting products decreased 3% compared to 2010 due to weakness in the single family residential construction market.

Operating income in 2011 increased 13% to $282.0 million compared to 2010 while operating margin increased 30 basis points. Operating income and operating margin increased primarily due to sales volume leverage, price realization and productivety improvements, partially offset by commodity costs and other inflationary and spending increases.

Power Segment

(In millions)	2011	2010
Net Sales	$867.4	$733.0
Operating Income	$141.8	$119.1
Operating Margin	16.3%	16.2%

Net sales in the Power segment increased 18% in 2011 compared to 2010. Volume increased net sales by fifteen percentage points due to higher net sales of distribution and transmission products, including international growth. Price realization added three percentage points to net sales.

Operating income increased 19% to $141.8 million and operating margin improved 10 basis points to 16.3% in 2011 compared to 2010. The increase in operating income was due to higher volume partially offset by commodity costs and other inflationary and spending increases, including those to support growth initiatives such as product development, in excess of price realization and productivity improvements. The margin improvement was primarily due to higher sales essentially offset by higher commodity costs in excess of price realization.

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

Operating Income

Operating income increased 25% primarily due to higher net sales and gross profit partially offset by higher selling and administrative costs. Operating margin of 14.5% in 2010 increased 200 basis points compared to 12.5% in 2009 as a result of productivity improvements and improved product mix, including Burndy, partially offset by unfavorable price realization, higher commodity costs and other inflationary and spending increases.

Total Other Expense

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

HUBBELL INCORPORATED – Form 10-K – 15

Back to Contents

Income Taxes

The effective tax rate in 2010 was 31.7% compared to 30.7% in 2009. The increased tax rate for 2010 reflected the absence of an out-of-period adjustment related to certain deferred tax accounts of $4.9 million in 2009 partially offset by the favorable impact of foreign and state income taxes in 2010 when compared to 2009. Additional information related to our effective tax rate is included in Note 12 — Income Taxes in the Notes to Consolidated Financial Statements.

Net Income attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell and earnings per diluted share in 2010 increased 21% and 14%, respectively, compared to 2009 as a result of higher net sales and operating income partially offset by costs for the early extinguishment of debt and a higher effective tax rate. The impact of the early extinguishment of debt charge was $0.15 on earnings per diluted share. In addition, earnings per diluted share reflected an increase in average shares outstanding in 2010 compared to 2009 partially due to the full year impact of shares issued in the fourth quarter of 2009.

Segment Results

Electrical Segment

(In millions)	2010	2009
Net Sales	$1,808.2	$1,650.1
Operating Income	$248.7	$163.7
Operating Margin	13.8%	9.9%

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

Power Segment

(In millions)	2010	2009
Net Sales	$733.0	$705.5
Operating Income	$119.1	$131.0
Operating Margin	16.2%	18.6%

Net sales for 2010 increased by 4% compared to 2009. Volume and foreign currency translation increased net sales by four and one percentage points, respectively. Lower price realization offset these increases by approximately one percentage point. The higher volume was primarily due to demand for distribution products.

Operating income in 2010 decreased 9% compared to 2009 and operating margin declined 240 basis points during the same period. The decline in both operating profit and margin was due to the unfavorable impact of commodity costs, other inflationary and spending increases, unfavorable product mix and lower price realization only partially offset by productivity improvements and higher volume.

Financial Condition, Liquidity and Capital Resources

CASH FLOW

(In millions)	December 31,
	2011	2010	2009
Net cash provided by (used in):
Operating activities	$335.0	$266.2	$397.7
Investing activities	(86.5)	(54.7)	(373.1)
Financing activities	(198.3)	45.5	49.8
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.3)	5.2	5.9
NET CHANGE IN CASH AND CASH EQUIVALENTS	$48.9	$262.2	$80.3

HUBBELL INCORPORATED – Form 10-K – 16

Back to Contents

2011 Compared to 2010

Cash provided by operating activities for the year ended 2011 increased compared to 2010. This increase was primarily a result of higher net income and lower working capital usage. Cash used for changes in working capital was $21.5 million in 2011 compared to $38.9 million of cash used in 2010. The lower level of working captial usage in 2011 was due to an improvement in working capital days, primarily accounts payble and to a lesser extent inventory.

Investing activities used cash of $86.5 million in 2011 compared to cash used of $54.7 million in 2010. The increase was primarily due to the spending on acquisitions and higher capital expenditures in 2011 as compared to 2010.

Financing activities used cash of $198.3 million in 2011 compared to cash provided of $45.5 million in 2010. The increase in cash used is due to a higher level of common share repurchases and lower proceeds from the exercise of stock options in 2011 as compared to 2010. Additionally, financing activities in 2010 included net proceeds associated with the November 2010 $300 million debt offering, partially offset by the early extinguishment of $200 million of long-term debt.

2010 Compared to 2009

Cash provided by operating activities for the year ended 2010 decreased compared to 2009. This decrease was primarily a result of higher working capital requirements. Working capital used cash of $38.9 million in 2010 compared to $126.9 million of cash provided in 2009. The higher level of working capital in 2010 consisted of increases in accounts receivable and inventory principally due to higher sales, partially offset by higher levels of current liabilities, specifically accounts payable. The working capital impact was partially offset by higher net income and lower contributions to defined benefit pension plans.

Investing activities used cash of $54.7 million in 2010 compared to cash used of $373.1 million in 2009. The change was primarily due to the spending on acquisitions in 2009, slightly offset by higher spending on capital expenditures in 2010 as compared to 2009.

Financing activities provided cash of $45.5 million in 2010 compared to $49.8 million of cash provided in 2009. Financing activities in 2010 included net proceeds associated with the November 2010 $300 million debt offering and exercise of stock options, partially offset by the early extinguishment of $200 million of long-term debt, share repurchases and dividends paid. The 2009 financing activities included the net proceeds associated with the 2009 fourth quarter equity offering, offset by dividends paid.

Investments in the Business

Investments in our business include both expenditures required to maintain the operation of our equipment and facilities as well as cash outlays in support of our strategic initiatives. During 2011, we used cash of $55.4 million for capital expenditures, an increase of $8.1 million from 2010.

During the fourth quarter of 2011, the Company completed the acquisition of two product lines for $29.6 million. The first product line acquired consists of grounding, bonding and cable management solutions with renewable energy applications, while the second product line consists of fire pump control panels. Both acquisitions have been added to the Electrical segment. The Company continues to assess opportunities to expand sales through acquisitions of businesses that fill product line gaps or allow for expansion into new markets. See also Note 2 – Business Acquisitions in the Notes to Consolidated Financial Statements.

In December 2007, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. During 2011, the Company spent $137.7 million on the repurchase of Class B Common Stock and has completed the December 2007 program. The Company did not repurchase any Class A Common Stock during 2011.

In September 2011, the Board of Directors approved a new stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. As of December 31, 2011, the entire $200 million remains available for repurchases under the September 2011 program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

Additional information with respect to future investments in the business can be found under “Outlook” within Management’s Discussion and Analysis.

Debt to Capital

At December 31, 2011 and 2010, the Company had $596.3 million and $595.9 million, respectively, of senior long-term notes, net of unamortized discount. The long-term fixed-rate notes, with amounts of $300 million due in both 2018 and 2022, respectively, are callable with a make whole provision and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at December 31, 2011.

The Company has a credit agreement for a 6.0 million Brazilian Real line of credit to fund its Brazilian operations. At December 31, 2011, 5.5 million Brazilian Reais were drawn (equivalent to $2.9 million) and reflected as short-term debt. This line of credit expires in October 2012 and is not subject to annual commitment fees. At December 31, 2010, 3.0 million Brazilian Reais were outstanding (equivalent to $1.8 million) under this line of credit.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

HUBBELL INCORPORATED – Form 10-K – 17

Back to Contents

(In millions)	December 31,
	2011	2010
Total Debt	$599.2	$597.7
Total Hubbell Shareholders’ Equity	1,467.8	1,459.2
TOTAL CAPITAL	$2,067.0	$2,056.9
Debt to Total Capital	29%	29%
Cash and Investments	$624.4	$559.7
NET DEBT	$(25.2)	$38.0
Net Debt to Total Capital	(1%)	2%

In November 2010, the Company completed a public debt offering for $300 million of long-term, senior, unsecured notes maturing in November 2022 (“2022 Notes”) and bearing interest at a fixed rate of 3.625%. The Company received $294.8 million in proceeds from the offering, net of discounts and debt issuance costs. Prior to the issuance of the 2022 Notes, the Company entered into a forward interest rate lock which resulted in a $1.6 million loss. This amount was recorded in Accumulated other comprehensive loss, net of tax, and is being amortized over the life of the 2022 Notes.

Simultaneous with the November 2010 debt offering, the Company also announced a cash tender offer/redemption for all of its $200 million (6.375%) senior notes that were scheduled to mature in May 2012 (“2012 Notes”). In conjunction with the early extinguishment of the 2012 Notes, the Company terminated its interest rate swap associated with these notes. The combined net loss on these transactions, (recorded as part of the Loss on extinguishment of debt in the Consolidated Statement of Income), was $14.7 million. The net cash proceeds remaining from the 2022 Note issuance, subsequent to the tender/redemption of the 2012 Notes, were used for general corporate purposes.

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

The Company had $569.6 million of cash and cash equivalents at December 31, 2011, of which approximately $164 million was held outside of the United States. The Company’s intent is to continue to indefinitely reinvest all of its undistributed international earnings and cash within its respective international subsidiaries.

In October 2011, the Company entered into a five year $500 million revolving credit facility to replace the $350 million credit facility that was scheduled to expire in October 2012. The new credit facility, which serves as a backup to our commercial paper program, is scheduled to expire in October 2016. The interest rate applicable to borrowing under the new credit agreement is generally either the prime rate or a surcharge over LIBOR. As of December 31, 2011, this credit facility had not been drawn against. The single financial covenant in the $500 million credit facility, which the Company is in compliance with, requires that total debt not exceed 55% of total capitalization. Annual commitment fees to support availability under the credit facility are not material.

The Company also maintains other lines of credit that are primarily used to support the issuance of letters of credit. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. At December 31, 2011 and 2010 these lines totaled $64.7 million and $73.7 million, respectively, of which $27.3 million and $41.5 million was unused. The annual commitment fees associated with these lines of credit are not material.

Although not the principal source of liquidity, we believe these facilities are capable of providing significant financing flexibility at reasonable rates of interest. However, in the event of a significant deterioration in the results of our operations or cash flows, leading to deterioration in financial condition, our borrowing costs could increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements.

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

HUBBELL INCORPORATED – Form 10-K – 18

Back to Contents

Changes in the value of the defined benefit plan assets and liabilities will affect the amount of pension expense ultimately recognized. Although differences between actuarial assumptions and actual results are no longer deferred for balance sheet purposes, deferral is still required for pension expense purposes. Unrecognized gains and losses in excess of an annual calculated minimum amount (the greater of 10% of the projected benefit obligation or 10% of the market value of assets) are amortized and recognized in net periodic pension cost over the average remaining service period of our active employees, which approximates 11-13 years. During 2011 and 2010, we recorded $8.4 million and $5.4 million, respectively, of pension expense related to the amortization of these unrecognized losses. We expect to record $16.8 million of expense related to unrecognized losses and prior service cost in 2012.

The actual return on our pension assets in 2011 as well as the cumulative return over the past five and ten year periods has been less than our expected return for the same periods. In addition, there has been a decline in long-term interest rates and a resulting increase in our pension liabilities. These lower than expected rates of return combined with declines in long-term interest rates have had a negative impact on the funded status of the plans. Consequently, we contributed approximately $23 million in 2011, $24 million in 2010 and $27 million in 2009 to our qualified foreign and domestic defined benefit pension plans. These contributions have improved the funded status of all of our plans. We expect to make additional contributions of approximately $2 million to our foreign plans during 2012. Although not required under the Pension Protection Act of 2006, we intend to make a voluntary contribution to the Company’s qualified U.S. defined benefit plans in 2012. This level of funding is not expected to have any significant impact on our overall liquidity.

Assumptions

The following assumptions were used to determine projected pension and other benefit obligations at the measurement date and the net periodic benefit costs for the year:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	4.42%	5.38%	4.40%	5.40%
Rate of compensation increase	3.53%	3.56%	3.50%	3.50%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	5.38%	5.96%	5.40%	6.00%
Expected return on plan assets	7.00%	7.50%	N/A	N/A
Rate of compensation increase	3.56%	3.57%	3.50%	3.50%

At the end of each year, we estimate the expected long-term rate of return on pension plan assets based on the strategic asset allocation for our plans. In making this determination, we utilize expected rates of return for each asset class based upon current market conditions and expected risk premiums for each asset class. A one percentage point change in the expected long-term rate of return on pension fund assets would have an impact of approximately $6.4 million on 2012 pretax pension expense. The expected long-term rate of return is applied to the fair market value of pension fund assets to produce the expected return on fund assets that is included in pension expense. The difference between this expected return and the actual return on plan assets was recognized at December 31, 2011 for balance sheet purposes, but continues to be deferred for expense purposes. The net deferral of past asset gains (losses) ultimately affects future pension expense through the amortization of gains (losses) with an offsetting adjustment to Hubbell shareholders’ equity through Accumulated other comprehensive loss.

At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities. The discount rate is an estimate of the current interest rate at which the pension plans’ liabilities could effectively be settled. In estimating this rate, we look to rates of return on high-quality, fixed-income investments with maturities that closely match the expected funding period of our pension liability. The discount rate of 4.40% which we used to determine the projected benefit obligation for our U.S. pension plans at December 31, 2011 was determined using the Citigroup Pension Discount Curve applied to our expected annual future pension benefit payments. A similar methodology was utilized for our international pension plans resulting in a discount rate of 4.70% and 4.25%, respectively, for our UK and Canadian plans. An increase of one percentage point in the discount rate would lower 2012 pretax pension expense by approximately $8.9 million. A discount rate decline of one percentage point would increase 2012 pretax pension expense by approximately $7.2 million.

Other Post Employment Benefits (“OPEB”)

The Company also has a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits have been discontinued for substantially all future retirees. These plans are not funded and, therefore, no assumed rate of return on assets is required. The discount rate of 4.40% used to determine the projected benefit obligation at December 31, 2011 was based upon the Citigroup Pension Discount Curve as applied to our projected annual benefit payments. In accordance with the accounting guidance for retirement benefits we recorded charges, net of tax, of approximately $1.8 million in 2011 and credits, net of tax, of approximately $2.8 million in 2010 related to OPEB. These amounts were recorded to Accumulated other comprehensive loss within Hubbell shareholders’ equity.

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

HUBBELL INCORPORATED – Form 10-K – 19

Back to Contents

Contractual Obligations

A summary of our contractual obligations and commitments at December 31, 2011 is as follows (in millions):

Contractual Obligations	Total	Payments due by period
		2012	2013-2014	2015-2016	2017 and thereafter
Debt obligations	$602.9	$2.9	$-	$-	$600.0
Expected interest payments	232.9	28.7	57.5	57.5	89.2
Operating lease obligations	62.5	13.2	22.1	10.8	16.4
Retirement and other benefits	458.0	36.6	79.8	87.9	253.7
Purchase obligations	181.2	178.3	2.9	-	-
Income tax payments	12.2	12.2	-	-	-
Obligations under customer incentive programs	32.6	32.6	-	-	-
TOTAL	$1,582.3	$304.5	$162.3	$156.2	$959.3

Our purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability. These obligations primarily consist of inventory purchases made in the normal course of business to meet operational requirements, consulting arrangements and commitments for equipment purchases. As of December 31, 2011, we have $27.6 million of uncertain tax positions included in long-term liabilities in our Consolidated Balance Sheet. We are unable to make a reasonable estimate regarding the timing of settlement of these uncertain tax positions and, as a result, they have been excluded from the table. See Note 12 — Income Taxes in the Notes to Consolidated Financial Statements.

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

Revenue Recognition

Revenue is recognized when title to goods and risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services are rendered, the price is determinable and collectability is reasonably assured. Revenue is typically recognized at the time of shipment. Certain of our businesses account for sales discounts and allowances based on sales volumes, specific programs and customer deductions, as is customary in the electrical products industry. These items primarily relate to sales volume incentives, special pricing allowances, and returned goods. This requires us to estimate at the time of sale the amounts that should not be recorded as revenue as these amounts are not expected to be collected from customers. We principally rely on historical experience, specific customer agreements, and anticipated future trends to estimate these amounts at the time of shipment. Also see Note 1 — Significant Accounting Policies of the Notes to Consolidated Financial Statements.

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

Excess inventory is generally identified by comparing future expected inventory usage to actual on-hand quantities. Inventory values are reduced for on-hand inventory in excess of pre-defined usage forecasts. Forecast usage is primarily determined by projecting historical (actual) sales and inventory usage levels forward to future periods. Changes in these estimates may necessitate future adjustments to inventory values.

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

Employee Benefits Costs and Funding

We sponsor domestic and foreign defined benefit pension, defined contribution and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on the pension fund assets, rate of increase in employee compensation levels and health care cost increase projections. These assumptions are determined based on Company data and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. Further discussion on the assumptions used in 2011 and 2010 are included above under “Pension Funding Status” and in Note 10 — Retirement Benefits of the Notes to Consolidated Financial Statements.

HUBBELL INCORPORATED – Form 10-K – 20

Back to Contents

Taxes

We account for income taxes in accordance with the applicable accounting guidance which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Additionally, deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The factors used to assess the likelihood of realization of deferred tax assets are the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income can affect the ultimate realization of net deferred tax assets.

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

Contingent Liabilities

We are subject to proceedings, lawsuits, and other claims or uncertainties related to environmental, legal, product and other matters. We routinely assess the likelihood of an adverse judgment or outcome to these matters, as well as the range of potential losses. We record a liability when it is both probable that a liability has been incurred and the amount can be reasonably estimated. A determination of the reserves required, if any, is made after careful analysis, including consultations with outside advisors, where applicable. Where no amount within a range of estimates is more likely, the minimum is accrued. The required reserves may change in the future due to new developments.

Valuation of Long-Lived Assets

Our long-lived assets include land, buildings, equipment, molds and dies, software, goodwill and other intangible assets. Long-lived assets, other than goodwill and indefinite-lived intangibles, are depreciated over their estimated useful lives. We review depreciable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, we record an impairment charge. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of impaired assets is determined using expected cash flow estimates, quoted market prices when available and appraisals as appropriate. We did not record any material impairment charges related to long-lived assets in 2011, 2010, or 2009.

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

The identification and measurement of impairment of indefinite-lived intangible assets involves testing that compares carrying values of assets to the estimated fair values of assets. These estimated fair values are determined using undiscounted cash flow estimates. If the carrying value of the indefinite-lived intangible exceeds the fair value, the carrying value will be reduced to the estimated fair value. We did not record any impairments related to indefinite-lived intangible assets in 2011, 2010, or 2009.

Stock-Based Compensation

We determine the grant date fair value of our stock-based compensation awards using a lattice model and/or the Black-Scholes option pricing model. Both of these models require management to make certain assumptions with respect to selected model inputs. These inputs include assumptions for expected stock volatility, dividend yield and risk-free interest rate. Changes in these inputs impact fair value and could impact our stock-based compensation expense in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those awards expected to meet the service and performance vesting conditions. If our actual forfeiture rate is different from our estimate, adjustments to stock-based compensation expense may be required. See also Note 17 - Stock-Based Compensation in the Notes to Consolidated Financial Statements.

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-K, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about capital resources, performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in operating results, anticipated market conditions and economic recovery are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

HUBBELL INCORPORATED – Form 10-K – 21

Back to Contents

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

•

The expected benefits and the timing of other actions in connection with our enterprise resource planning system.

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

•

Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in this Annual Report on Form 10-K for the year ended December 31, 2011.

Any such forward-looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements. The Company disclaims any duty to update any forward-looking statement, all of which are expressly qualified by the foregoing, other than as required by law.

ITEM 7A  Quantitative and Qualitative Disclosures about Market Risk

In the operation of our business, we have various exposures to areas of risk related to factors within and outside the control of management. Significant areas of risk and our strategies to manage the exposure are discussed below.

We manufacture and/or assemble our products in the United States, Canada, Switzerland, Puerto Rico, Mexico, China, Italy, UK, Brazil and Australia and sell products in those markets as well as through sales offices in Singapore, China, Mexico, South Korea and countries in the Middle East. Hubbell also participates in joint ventures in Taiwan and Hong Kong. Shipments from non-U.S. subsidiaries as a percentage of the Company’s total net sales were 17% in both 2011 and 2010 and 16% in 2009. The Canada operations represent 29%, UK 25%, Brazil 13%, and all other countries 33% of total 2011 international sales. As such, our operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. To manage this exposure, we closely monitor the working capital requirements of our international units and may enter into forward foreign exchange contracts. Further discussion of forward exchange contracts can be found in Note 14 – Fair Value Measurement in the Notes to Consolidated Financial Statements.

HUBBELL INCORPORATED – Form 10-K – 22

Back to Contents

Product purchases representing approximately 15% of our net sales are sourced from unaffiliated suppliers located outside the United States, primarily in China and other Asian countries, Europe and Brazil. We are continuously seeking to expand this activity, particularly related to purchases from low cost areas of the world. Foreign sourcing of products may result in unexpected fluctuations in product cost or increased risk of business interruption due to lack of product or component availability due to any one of the following:

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

•

Loss of proprietary information

•

Product quality issues outside the control of the Company

We have developed plans that address many of these risks. Such actions include careful selection of products to be outsourced and the suppliers selected; ensuring multiple sources of supply; limiting concentrations of activity by port, broker, freight forwarder, etc.; processes related to quality control; and maintaining control over operations, technologies and manufacturing deemed to provide competitive advantage. Many of our businesses have a dependency on certain basic raw materials needed to produce their products including steel, aluminum, brass, copper, bronze, plastics, phenols, zinc, nickel, elastomers and petrochemicals as well as purchased electrical and electronic components. Our financial results could be affected by the availability and changes in prices of these materials and components.

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

The following table presents cost information related to interest risk sensitive instruments by maturity at December 31, 2011 (dollars in millions):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value 12/31/11
ASSETS
Available-for-sale investments	$12.8	$5.7	$7.7	$4.0	$5.4	$13.7	$49.3	$50.8
LIABILITIES
Long-term debt	$-	$-	$-	$-	$-	$596.3	$596.3	$675.0
Short-term debt	$2.9	$-	$-	$-	$-	$-	$2.9	$2.9

All of the assets and liabilities above are fixed rate instruments except for the short-term debt. The short-term debt consists of a revolving credit facility which is used to fund our Brazilian operations. Interest rates for this facility are calculated using the Brazilian Interbank overnight money rate plus twenty five basis points.

We use derivative financial instruments only if they are matched with a specific asset, liability, or proposed future transaction. We do not speculate or use leverage when trading a financial derivative product. See also Note 6 – Investments and Note 11 – Debt in the Notes to Consolidated Financial Statements.

HUBBELL INCORPORATED – Form 10-K – 23

Back to Contents

ITEM 8  Financial Statements and Supplementary Data

Report of Management	25
Report of Independent Registered Public Accounting Firm	26
Consolidated Statement of Income	27
Consolidated Balance Sheet	28
Consolidated Statement of Cash Flows	29
Consolidated Statement of Changes in Equity	30
Notes to Consolidated Financial Statements	31
Financial Statement Schedule	62
Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2009, 2010 and 2011 (Schedule II)	62

HUBBELL INCORPORATED – Form 10-K – 24

Back to Contents

Report of Management

Report on Management’s Responsibility for Financial Statements

Our management is responsible for the preparation, integrity and fair presentation of its published financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on informed judgments made by management.

We believe it is critical to provide investors and other users of our financial statements with information that is relevant, objective, understandable and timely, so that they can make informed decisions. As a result, we have established and maintain systems and practices and internal control processes designed to provide reasonable, but not absolute, assurance that transactions are properly executed and recorded and that our policies and procedures are carried out appropriately. Management strives to recruit, train and retain high quality people to ensure that controls are designed, implemented and maintained in a high-quality, reliable manner.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate systems of internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm as stated in their report which is included on the next page within this Annual Report on Form 10-K.

/s/ TIMOTHY H POWERS	/s/ DAVID G. NORD
Timothy H. Powers	David G. Nord
Chairman of the Board, President & Chief Executive Officer	Senior Vice President and Chief Financial Officer

HUBBELL INCORPORATED – Form 10-K – 25

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hubbell Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hubbell Incorporated and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut

February 15, 2012

HUBBELL INCORPORATED – Form 10-K – 26

Back to Contents

Consolidated Statement of Income

(in millions, except per share amounts)	Year Ended December 31,
	2011	2010	2009
Net sales	$2,871.6	$2,541.2	$2,355.6
Cost of goods sold	1,947.9	1,712.5	1,629.7
Gross profit	923.7	828.7	725.9
Selling & administrative expenses	499.9	460.9	431.2
Operating income	423.8	367.8	294.7
Investment income	1.3	0.1	0.3
Loss on extinguishment of debt	-	(14.7)	-
Interest expense	(30.9)	(31.1)	(30.9)
Other expense, net	(4.4)	(1.7)	(2.5)
Total other expense	(34.0)	(47.4)	(33.1)
Income before income taxes	389.8	320.4	261.6
Provision for income taxes	119.6	101.6	80.3
Net income	270.2	218.8	181.3
Less: Net income attributable to noncontrolling interest	2.3	1.6	1.2
NET INCOME ATTRIBUTABLE TO HUBBELL	$267.9	$217.2	$180.1
Earnings per share
Basic	$4.47	$3.61	$3.16
Diluted	$4.42	$3.59	$3.15
See notes to consolidated financial statements.

HUBBELL INCORPORATED – Form 10-K – 27

Back to Contents

Consolidated Balance Sheet

(In millions, except share amounts)	At December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$569.6	$520.7
Short-term investments	12.8	8.8
Accounts receivable, net	394.3	341.8
Inventories, net	318.3	298.4
Deferred taxes and other	58.5	56.4
Total Current Assets	1,353.5	1,226.1
Property, Plant, and Equipment, net	359.6	358.3
Other Assets
Investments	42.0	30.2
Goodwill	727.3	724.0
Intangible assets, net	269.5	273.5
Other long-term assets	94.6	93.7
TOTAL ASSETS	$2,846.5	$2,705.8
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$2.9	$1.8
Accounts payable	215.7	160.8
Accrued salaries, wages and employee benefits	71.1	70.4
Accrued insurance	46.2	48.5
Dividends payable	22.5	21.9
Other accrued liabilities	133.7	141.6
Total Current Liabilities	492.1	445.0
Long-term Debt	596.3	595.9
Other Non-Current Liabilities	284.6	201.4
TOTAL LIABILITIES	1,373.0	1,242.3
Commitments and Contingencies (see Note 15)
Hubbell Shareholders’ Equity
Common stock, par value $.01
Class A - Authorized 50,000,000 shares, outstanding 7,167,506 and 7,167,506 shares	0.1	0.1
Class B - Authorized 150,000,000 shares, outstanding 52,011,830 and 53,529,136 shares	0.5	0.5
Additional paid-in capital	101.8	201.3
Retained earnings	1,515.8	1,338.6
Accumulated other comprehensive loss	(150.4)	(81.3)
Total Hubbell Shareholders’ Equity	1,467.8	1,459.2
Noncontrolling interest	5.7	4.3
Total Equity	1,473.5	1,463.5
TOTAL LIABILITIES AND EQUITY	$2,846.5	$2,705.8
See notes to consolidated financial statements.

HUBBELL INCORPORATED – Form 10-K – 28

Back to Contents

Consolidated Statement of Cash Flows

(In millions)	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities
Net income	$270.2	$218.8	$181.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68.2	72.5	70.6
Deferred income taxes	18.8	25.0	32.3
Stock-based compensation	15.1	11.4	10.3
Tax benefit on stock-based awards	(8.2)	(9.7)	(1.3)
Gain on sale of assets	(3.9)	1.3	0.5
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(51.6)	(26.1)	85.5
(Increase) decrease in inventories	(16.4)	(32.6)	98.7
Increase (decrease) in current liabilities	46.5	19.8	(57.3)
Changes in other assets and liabilities, net	22.8	9.7	9.7
Contributions to defined benefit pension plans	(22.7)	(23.7)	(27.4)
Other, net	(3.8)	(0.2)	(5.2)
NET CASH PROVIDED BY OPERATING ACTIVITIES	335.0	266.2	397.7
Cash Flows from Investing Activities
Capital expenditures	(55.4)	(47.3)	(29.4)
Acquisitions, net of cash acquired	(29.6)	-	(355.8)
Purchases of available-for-sale investments	(23.8)	(25.4)	(5.2)
Proceeds from available-for-sale investments	9.4	14.9	14.7
Proceeds from disposition of assets	9.6	1.9	0.6
Other, net	3.3	1.2	2.0
NET CASH USED IN INVESTING ACTIVITIES	(86.5)	(54.7)	(373.1)
Cash Flows from Financing Activities
Proceeds from stock issuance, net	-	-	122.0
Issuance of short-term debt	1.4	3.4	-
Payment of short-term debt	-	(1.7)	-
Issuance of long-term debt, net	-	297.5	-
Payment of long-term debt	-	(200.0)	-
Debt issuance costs	(1.1)	(2.7)	-
Payment of dividends	(90.1)	(85.6)	(78.9)
Payment of dividends to noncontrolling interest	(0.9)	(1.1)	(0.4)
Proceeds from exercise of stock options	21.9	49.3	5.7
Tax benefit on stock-based awards	8.2	9.7	1.3
Acquisition of common shares	(137.7)	(23.3)	-
Other, net	-	-	0.1
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(198.3)	45.5	49.8
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.3)	5.2	5.9
Increase in cash and cash equivalents	48.9	262.2	80.3
Cash and cash equivalents
Beginning of year	520.7	258.5	178.2
END OF YEAR	$569.6	$520.7	$258.5
See notes to consolidated financial statements.

HUBBELL INCORPORATED – Form 10-K – 29

Back to Contents

Consolidated Statement of Changes in Equity

(In millions, except per share amounts)	For the Three Years Ended December 31, 2011, 2010 and 2009
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders’ Equity	Non controlling interest
BALANCE AT DECEMBER 31, 2008	$0.1	$0.5	$16.3	$1,108.0	$(116.8)	$1,008.1	$3.0
Net income				180.1		180.1	1.2
Adjustment to pension and other benefit plans, net of tax of $8.6					14.3	14.3
Translation adjustments					35.3	35.3
Unrealized gain on investments, net of tax of $0.1					0.3	0.3
Unrealized loss on cash flow hedge, net of tax $1.0					(1.9)	(1.9)
Total comprehensive income						228.1
Stock-based compensation			10.3			10.3
Exercise of stock options			5.7			5.7
Income tax windfall from stock-based awards, net			0.6			0.6
Issuance of shares related to director’s deferred compensation			5.2			5.2
Acquisition/surrender of common shares			(1.7)			(1.7)
Cash dividends declared ($1.40 per share)				(80.1)		(80.1)
Issuance of common stock, net			122.0			122.0
Dividends to noncontrolling interest							(0.4)
BALANCE AT DECEMBER 31, 2009	$0.1	$0.5	$158.4	$1,208.0	$(68.8)	$1,298.2	$3.8
Net income				217.2		217.2	1.6
Adjustment to pension and other benefit plans, net of tax of $9.7					(23.9)	(23.9)
Translation adjustments					11.9	11.9
Unrealized loss on cash flow hedge, net of tax $0.4					(0.5)	(0.5)
Total comprehensive income						204.7
Stock-based compensation			11.4			11.4
Exercise of stock options			49.3			49.3
Income tax windfall from stock-based awards, net			9.4			9.4
Acquisition/surrender of common shares			(27.2)			(27.2)
Cash dividends declared ($1.44 per share)				(86.6)		(86.6)
Dividends to noncontrolling interest							(1.1)
BALANCE AT DECEMBER 31, 2010	$0.1	$0.5	$201.3	$1,338.6	$(81.3)	$1,459.2	$4.3
Net income				267.9		267.9	2.3
Adjustment to pension and other benefit plans, net of tax of $36.0					(58.1)	(58.1)
Translation adjustments					(12.1)	(12.1)
Unrealized gain on investments, net of tax of $0.3					0.5	0.5
Unrealized gain on cash flow hedge, net of tax of $0.3					0.6	0.6
Total comprehensive income						198.8
Stock-based compensation			15.1			15.1
Exercise of stock options			21.9			21.9
Income tax windfall from stock-based awards, net			8.1			8.1
Acquisition/surrender of common shares			(144.6)			(144.6)
Cash dividends declared ($1.52 per share)				(90.7)		(90.7)
Dividends to noncontrolling interest							(0.9)
BALANCE AT DECEMBER 31, 2011	$0.1	$0.5	$101.8	$1,515.8	$(150.4)	$1,467.8	$5.7
See notes to consolidated financial statements.

HUBBELL INCORPORATED – Form 10-K – 30

Back to Contents

Notes to Consolidated Financial Statements

NOTE 1    Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Reclassification

Certain reclassifications have been made in prior year financial statements and notes to conform to the current year presentation.

Principles of Consolidation

The Consolidated Financial Statements include all subsidiaries; all significant intercompany balances and transactions have been eliminated. The Company participates in two joint ventures, one of which is accounted for using the equity method, the other has been consolidated in accordance with the consolidation accounting guidance. An analysis is performed to determine which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”). The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE. The Company has a 50% interest in a joint venture in Hong Kong, established as Hubbell Asia Limited (“HAL”). The principal objective of HAL is to manage the operations of its wholly-owned manufacturing company in China. Under the accounting guidance, the Company is the primary beneficiary of HAL and as a result consolidates HAL. This determination is based on the fact that HAL’s sole business purpose is to manufacture product exclusively for the Company (the power criterion) and the Company is financially responsible for ensuring HAL maintains a fixed operating margin (the losses/benefit criterion). The consolidation of HAL is not material to the Company’s consolidated financial statements.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. Actual results could differ from the estimates that are used.

Revenue Recognition

Revenue is recognized when title to the goods sold and the risk of loss have passed to the customer, there is persuasive evidence of a purchase arrangement, delivery has occurred or services are rendered, the price is determinable and collectibility is reasonably assured. Revenue is typically recognized at the time of shipment as the Company’s shipping terms are generally FOB shipping point. The Company recognizes less than one percent of total annual consolidated net revenue from post shipment obligations and service contracts, primarily within the Electrical segment. Revenue is recognized under these contracts when the service is completed and all conditions of sale have been met. In addition, within the Electrical segment, certain businesses sell large and complex equipment which requires construction and assembly and occasionally has long lead times. It is customary in these businesses to require a portion of the selling price to be paid in advance of construction. These payments are treated as deferred revenue and are classified in Other accrued liabilities in the Consolidated Balance Sheet. Once the equipment is shipped to the customer and meets the revenue recognition criteria, the deferred revenue is recognized in the Consolidated Statement of Income.

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

These arrangements require us to estimate at the time of sale the amounts that should not be recorded as revenue as these amounts are not expected to be collected from customers. The Company principally relies on historical experience, specific customer agreements and anticipated future trends to estimate these amounts at the time of shipment.

Shipping and Handling Fees and Costs

The Company records shipping and handling costs as part of Cost of goods sold in the Consolidated Statement of Income. Any amounts billed to customers for reimbursement of shipping and handling are included in Net sales in the Consolidated Statement of Income.

HUBBELL INCORPORATED – Form 10-K – 31

Back to Contents

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

Investments

The Company defines short-term investments as securities with original maturities of greater than three months but less than one year; all other investments are classified as long-term. Investments in debt and equity securities are classified by individual security as either available-for-sale, held-to-maturity or trading investments. Our available-for-sale investments, consisting of municipal bonds, are carried on the balance sheet at fair value with current period adjustments to carrying value recorded in Accumulated other comprehensive loss within Hubbell shareholders’ equity, net of tax. Realized gains and losses are recorded in income in the period of sale. The Company’s trading investments are carried on the balance sheet at fair value and consist primarily of debt and equity mutual funds. Unrealized gains and losses associated with these trading investments are reflected in the results of operations. The Company did not have any investments classified as held-to-maturity as of December 31, 2011 and 2010.

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

Property, Plant, and Equipment

Property, plant and equipment values are stated at cost less accumulated depreciation. Maintenance and repair expenditures that do not significantly increase the life of an asset are charged to expense when incurred. Property, plant and equipment placed in service prior to January 1, 1999 are depreciated over their estimated useful lives, principally using accelerated methods. Assets placed in service subsequent to January 1, 1999 are depreciated over their estimated useful lives, using straight-line methods. Leasehold improvements are amortized over the shorter of their economic lives or the lease term. Gains and losses arising on the disposal of property, plant and equipment are included in Operating Income in the Consolidated Statement of Income.

Capitalized Computer Software Costs

Qualifying costs of internal use software are capitalized in accordance with the internal-use software accounting guidance. Capitalized costs include purchased materials and services and payroll and payroll-related costs. General and administrative, overhead, maintenance and training costs, as well as the cost of software that does not add functionality to existing systems, are expensed as incurred. The cost of internal use software is amortized on a straight-line basis over appropriate periods, generally five years. The unamortized balance of internal use software is included in Other long-term assets in the Consolidated Balance Sheet.

Capitalized computer software costs, net of amortization, were $8.4 million and $9.6 million at December 31, 2011 and 2010, respectively. The Company recorded amortization expense of $4.8 million, $8.1 million and $10.9 million in 2011, 2010 and 2009, respectively, relating to capitalized computer software.

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

HUBBELL INCORPORATED – Form 10-K – 32

Back to Contents

As of April 1, 2011, the impairment testing resulted in implied fair values for each reporting unit that exceeded the reporting unit’s carrying value, including goodwill. The Company did not have any reporting units at risk of failing Step 1 of the impairment test as the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) ranged from approximately 75% to approximately 225% for the respective reporting units. The Company has not recorded any goodwill impairments since the initial adoption of the accounting guidance in 2002. Additionally, the Company also performed its annual impairment testing of indefinite-lived intangible assets which resulted in no impairment in 2011, 2010 or 2009. Intangible assets with definite lives are being amortized over periods generally ranging from 5-30 years.

Other Long-Lived Assets

The Company reviews depreciable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, an impairment charge is recorded. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of impaired assets is determined using expected cash flow estimates, quoted market prices when available and appraisals as appropriate. The Company did not record any material impairment charges in 2011, 2010 or 2009.

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

Research and Development

Research and development expenditures represent costs to discover and/or apply new knowledge in developing a new product, process, or in bringing about a significant improvement to an existing product or process. Research and development expenses are recorded as a component of Cost of goods sold. Expenses for research and development were less than 2% of Cost of goods sold for each of the years 2011, 2010 and 2009.

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

Earnings Per Share

The earnings per share accounting guidance requires use of the two-class method in determining earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends. Basic earnings per share is calculated as net income available to common shareholders divided by the weighted average number of shares of common stock outstanding. Earnings per diluted share is calculated as net income available to common shareholders divided by the weighted average number of shares outstanding of common stock plus the incremental shares outstanding assuming the exercise of dilutive stock options, stock appreciation rights and performance shares. See also Note 18 — Earnings Per Share.

Stock-Based Employee Compensation

The Company recognizes the grant-date fair value of all stock-based awards to employees on a straight-line basis over their respective requisite service periods (generally equal to an award’s vesting period). A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. Accordingly, the Company recognizes compensation cost immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period. The expense is recorded in Cost of goods sold and S&A expense in the Consolidated Statement of Income based on the employees’ respective functions within the organization.

HUBBELL INCORPORATED – Form 10-K – 33

Back to Contents

The Company records deferred tax assets for awards that will result in deductions on its tax returns, based upon the amount of compensation cost recognized and the statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported in the Company’s tax return are recorded to Additional paid-in capital to the extent that previously recognized credits to paid-in capital are still available. See also Note 17 — Stock-Based Compensation.

Comprehensive Income

Comprehensive income is a measure of net income and all other changes in Hubbell shareholders’ equity that result from recognized transactions and other events of the period other than transactions with shareholders. See also the Consolidated Statement of Changes in Equity and Note 19 — Accumulated Other Comprehensive Loss.

Derivatives

In order to limit financial risk in the management of its assets, liabilities and debt, the Company may use derivative financial instruments such as foreign currency hedges, commodity hedges, interest rate hedges and interest rate swaps. All derivative financial instruments are matched with an existing Company asset, liability or proposed transaction. The Company does not speculate or use leverage when trading a derivative product. Market value gains or losses on the derivative financial instrument are recognized in income when the effects of the related price changes of the underlying asset or liability are recognized in income. See Note 14 – Fair Value Measurement for more information regarding our derivative instruments.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) amended the disclosure requirements regarding offsetting assets and liabilities of derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The enhanced disclosures will require entities to provide both net and gross information for these assets and liabilities. The amendment is effective for fiscal years beginning on or after January 1, 2013. The Company does not anticipate that this amendment will have a material impact on its financial statements.

In September 2011, the FASB amended its goodwill guidance by providing entities an option to use a qualitative approach to test goodwill for impairment. An entity will be able to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendment will be effective for the Company on January 1, 2012. This amendment will not have a material impact on the Company’s financial statements.

In September 2011, the FASB amended the disclosure requirements related to multiemployer pension plans. The amendment is applicable to all entities that participate in multiemployer pension plans and expands the information disclosed about an employer’s financial obligations to the multiemployer plans as well as the financial health of all significant plans in which the employer participates. The amendment is effective for fiscal years ending after December 15, 2011, with early adoption permitted and retrospective application required. See Note 10 - Retirement Benefits.

In June 2011, the FASB issued an amendment regarding the presentation of other comprehensive income. Under this amendment, entities will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. In December 2011, the FASB indefinitely deferred the amendment’s requirement to present reclassification adjustments of other comprehensive income by line item on the face of the income statement. This amendment will be effective for the Company on January 1, 2012 and full retrospective application is required. The Company does not anticipate that this amendment will have a material impact on its financial statements.

In May 2011, the FASB issued an amendment to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. The Company does not anticpate that this amendment will have a material impact on its financial statements.

In December 2010, the FASB issued amended guidance to clarify the acquisition date that should be used for reporting pro forma financial information for business combinations. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date had been completed as of the beginning of the comparable prior annual reporting period. The Company has adopted this amendment effective January 1, 2011.

In December 2010, the FASB issued an amendment to the guidance on goodwill impairment testing. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The Company has adopted this amendment effective January 1, 2011. This amendment had no impact on the Company’s financial position, results of operations or cash flows. See Note 5 – Goodwill and Other Intangible Assets.

HUBBELL INCORPORATED – Form 10-K – 34

Back to Contents

NOTE 2    Business Acquisitions

The Company periodically reviews acquisitions that it believes will be a complementary strategic fit to its existing product portfolio. During the fourth quarter of 2011, the Company completed the acquisition of two product lines for $29.6 million. The first product line acquired consists of grounding, bonding and cable management solutions with renewable energy applications, while the second product line consists of fire pump control panels. Both acquisitions have been added to the Electrical segment.

These acquisitions have been accounted for as business combinations and have resulted in the recognition of goodwill. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the transactions completed during 2011:

Assets acquired	$11.2
Intangible assets	14.2
Goodwill	5.3
Liabilities assumed	(1.1)
TOTAL CASH CONSIDERATION	$29.6

The $14.2 million of intangible assets consists primarily of customer relationships and tradenames that are expected to be amortized over periods ranging between 10 to 20 years. The total aggregate goodwill arising from these transactions was $5.3 million which is all expected to be deductible for tax purposes. The goodwill relates to a number of factors built into the purchase price, including the future earnings and cash flow potential of these products lines as well as the complimentary strategic fit and resulting synergies they bring to the Company’s existing operations.

The Consolidated Financial Statements include the results of operations of the acquired businesses from their respective dates of acquisition. These acquisitions contributed approximately $5.0 million to net sales during the fourth quarter of 2011, while earnings were not significant to the consolidated results. Pro forma information related to these acquisitions has not been included because the impact to the Company’s consolidated results of operations was not material.

NOTE 3    Receivables and Allowances

Receivables consist of the following components at December 31, (in millions):

	2011	2010
Trade accounts receivable	$407.7	$351.7
Non-trade receivables	12.4	14.5
Accounts receivable, gross	420.1	366.2
Allowance for credit memos, returns, and cash discounts	(22.8)	(20.8)
Allowance for doubtful accounts	(3.0)	(3.6)
Total allowances	(25.8)	(24.4)
ACCOUNTS RECEIVABLE, NET	$394.3	$341.8

NOTE 4    Inventories

Inventories are classified as follows at December 31, (in millions):

	2011	2010
Raw material	$122.2	$106.0
Work-in-process	71.3	62.4
Finished goods	213.3	206.4
	406.8	374.8
Excess of FIFO over LIFO cost basis	(88.5)	(76.4)
INVENTORIES, NET	$318.3	$298.4

HUBBELL INCORPORATED – Form 10-K – 35

Back to Contents

NOTE 5    Goodwill and Other Intangible Assets

Changes in the carrying amounts of goodwill for the years ended December 31, 2011 and 2010, by segment, were as follows (in millions):

	Segment		Total
	Electrical	Power
BALANCE AT DECEMBER 31, 2009	$445.7	$278.5	$724.2
Adjustments	1.0	(3.2)	(2.2)
Translation adjustments	1.5	0.5	2.0
BALANCE DECEMBER 31, 2010	$448.2	$275.8	$724.0
Acquisitions	5.3	-	5.3
Translation adjustments	(0.5)	(1.5)	(2.0)
BALANCE DECEMBER 31, 2011	$453.0	$274.3	$727.3

In 2011, the Company completed the acquisition of two products lines for $29.6 million. These acquisitions have been accounted for as business combinations and have resulted in the recognition of $5.3 million of goodwill. See also Note 2 - Business Acquisitions.

The Company has not recorded any goodwill impairments since the initial adoption of the accounting guidance in 2002.

Identifiable intangible assets are recorded in Intangible assets and other in the Consolidated Balance Sheet. Identifiable intangible assets are comprised of the following (in millions):

	December 31, 2011		December 31, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$86.6	$(19.0)	$83.6	$(15.2)
Customer/agent relationships and other	192.3	(46.5)	183.1	(34.6)
TOTAL DEFINITE-LIVED INTANGIBLES	278.9	(65.5)	266.7	(49.8)
Indefinite-lived:
Tradenames and other	56.1	-	56.6	-
TOTAL INTANGIBLE ASSETS	$335.0	$(65.5)	$323.3	$(49.8)

Amortization expense associated with these definite-lived intangible assets was $16.6 million, $16.5 million and $12.6 million in 2011, 2010 and 2009, respectively. Amortization expense associated with these intangible assets is expected to be $16.3 million in 2012, $15.9 million in 2013, $15.3 million in 2014, $14.0 million in 2015 and $13.2 million in 2016.

NOTE 6    Investments

At December 31, 2011 and December 31, 2010, the Company had both available-for-sale and trading investments. The available-for-sale investments consisted entirely of municipal bonds while the trading investments were comprised primarily of debt and equity mutual funds. These investments are stated at fair market value based on current quotes.

The following table sets forth selected data with respect to the Company’s investments at December 31, (in millions):

	2011					2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-For-Sale Investments	$49.3	$1.5	$-	$50.8	$50.8	$35.7	$0.7	$-	$36.4	$36.4
Trading Investments	3.4	0.6	-	4.0	4.0	2.1	0.5	-	2.6	2.6
TOTAL INVESTMENTS	$52.7	$2.1	$-	$54.8	$54.8	$37.8	$1.2	$-	$39.0	$39.0

HUBBELL INCORPORATED – Form 10-K – 36

Back to Contents

Contractual maturities of available-for-sale investments at December 31, 2011 were as follows (in millions):

	Amortized Cost	Fair Value
Available-For-Sale Investments
Due within 1 year	$12.8	$12.9
After 1 year but within 5 years	22.8	23.9
After 5 years but within 10 years	11.1	11.4
Due after 10 years	2.6	2.6
TOTAL	$49.3	$50.8

At December 31, 2011 and December 31, 2010, the total net of tax unrealized gains recorded relating to available-for-sale securities were $1.0 and $0.5 million, respectively. These net unrealized gains have been included in Accumulated other comprehensive loss, net of tax. Net unrealized gains relating to trading investments have been reflected in the results of operations. The cost basis used in computing the gain or loss on these securities was through specific identification. Realized gains and losses for both available-for-sale and trading securities were immaterial in 2011, 2010 and 2009.

NOTE 7    Property, Plant, and Equipment

Property, plant, and equipment, carried at cost, is summarized as follows at December 31, (in millions):

	2011	2010
Land	$42.9	$38.5
Buildings and improvements	228.3	216.2
Machinery, tools and equipment	648.5	635.8
Construction-in-progress	17.8	16.2
Gross property, plant, and equipment	937.5	906.7
Less accumulated depreciation	(577.9)	(548.4)
NET PROPERTY, PLANT, AND EQUIPMENT	$359.6	$358.3

Depreciable lives on buildings range between 20-40 years. Depreciable lives on machinery, tools, and equipment range between 3-20 years. The Company recorded depreciation expense of $45.8 million, $47.1 million and $46.3 million for 2011, 2010 and 2009, respectively.

NOTE 8    Other Accrued Liabilities

Other accrued liabilities consists of the following at December 31, (in millions):

	2011	2010
Customer program incentives	$32.6	$31.2
Accrued income taxes	23.3	15.2
Deferred revenue	18.1	34.9
Other	59.7	60.3
	$133.7	$141.6

NOTE 9    Other Non-Current Liabilities

Other non-current liabilities consists of the following at December 31, (in millions):

	2011	2010
Pensions	$187.5	$103.2
Other postretirement benefits	33.1	32.1
Deferred tax liabilities	16.0	21.2
Other	48.0	44.9
	$284.6	$201.4

HUBBELL INCORPORATED – Form 10-K – 37

Back to Contents

NOTE 10    Retirement Benefits

The Company has funded and unfunded non-contributory U.S. and foreign defined benefit pension plans. Benefits under these plans are generally provided based on either years of service and final average pay or a specified dollar amount per year of service.

Effective January 1, 2004, the defined benefit pension plans for U.S. salaried and non-collectively bargained hourly employees were closed to employees hired on or after January 1, 2004. Effective January 1, 2006, the defined benefit pension plan for the Hubbell Canada salaried employees was closed to existing employees who did not meet certain age and service requirements as well as all new employees hired on or after January 1, 2006. Effective January 1, 2007 the defined benefit pension plan for Hubbell’s UK operations was closed to all new employees hired on or after January 1, 2007. These U.S., Canadian and UK employees are eligible instead for defined contribution plans. On December 3, 2002, the Company closed its Retirement Plan for Directors to all new directors appointed after that date. Effective December 31, 2007, benefits accrued under this plan for eligible active directors were converted to an actuarial lump sum equivalent and transferred to the Company’s Deferred Compensation Plan for Directors.

The Company also has a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits have been discontinued for substantially all future retirees. The Company anticipates future cost-sharing changes for its discontinued plans that are consistent with past practices.

The Company uses a December 31 measurement date for all of its plans. There were no amendments made in 2011 or 2010 to the defined benefit pension plans which had a significant impact on the total pension benefit obligation. During 2010, amendments made to the Hubbell and Burndy Retiree Medical Plans resulted in a reduction of $7.5 million to the liability.

The following table sets forth the reconciliation of beginning and ending balances of the benefit obligations and the plan assets for the Company’s defined benefit pension and other benefit plans at December 31, (in millions):

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$722.5	$647.0	$33.0	$39.7
Service cost	13.6	12.7	-	0.3
Interest cost	38.1	37.8	1.6	2.1
Plan participants’ contributions	0.7	0.7	-	-
Amendments	-	-	-	(7.5)
Actuarial loss	90.6	61.0	1.8	2.1
Currency impact	(0.5)	(1.3)	-	-
Other	(1.0)	(0.7)	(0.3)	(0.5)
Benefits paid	(31.6)	(34.7)	(2.4)	(3.2)
Benefit obligation at end of year	$832.4	$722.5	$33.7	$33.0
Change in plan assets
Fair value of plan assets at beginning of year	$622.0	$575.8	$-	$-
Actual return on plan assets	31.7	54.6	-	-
Employer contributions	25.4	26.5	-	-
Plan participants’ contributions	0.7	0.7	-	-
Currency impact	(0.6)	(0.9)	-	-
Benefits paid	(31.6)	(34.7)	-	-
Fair value of plan assets at end of year	$647.6	$622.0	$-	$-
FUNDED STATUS	$(184.8)	$(100.5)	$(33.7)	$(33.0)
Amounts recognized in the consolidated balance sheet consist of:
Prepaid pensions (included in Other long-term assets)	$6.0	$6.2	$-	$-
Accrued benefit liability (short-term and long-term)	(190.8)	(106.7)	(33.7)	(33.0)
NET AMOUNT RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET	$(184.8)	$(100.5)	$(33.7)	$(33.0)
Amounts recognized in Accumulated other comprehensive loss (income) consist of:
Net actuarial loss	$245.3	$153.8	$2.6	$0.8
Prior service cost (credit)	1.0	1.2	(8.1)	(9.1)
NET AMOUNT RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS	$246.3	$155.0	$(5.5)	$(8.3)

HUBBELL INCORPORATED – Form 10-K – 38

Back to Contents

The accumulated benefit obligation for all defined benefit pension plans was $773.0 million and $669.6 million at December 31, 2011 and 2010, respectively. Information with respect to plans with accumulated benefit obligations in excess of plan assets is as follows, (in millions):

	2011	2010
Projected benefit obligation	$764.0	$623.3
Accumulated benefit obligation	$717.6	$586.1
Fair value of plan assets	$573.1	$517.4

The following table sets forth the components of pension and other benefit costs for the years ended December 31, (in millions):

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost
Service cost	$13.6	$12.7	$12.2	$-	$0.3	$0.6
Interest cost	38.1	37.8	36.9	1.6	2.1	1.7
Expected return on plan assets	(41.8)	(41.7)	(37.2)	-	-	-
Amortization of prior service cost/(credit)	0.2	0.3	0.3	(1.0)	(0.3)	(0.2)
Amortization of actuarial losses	8.4	5.4	7.3	-	-	-
Curtailment and settlement losses (gains)	(0.1)	(0.1)	0.1	-	(0.6)	-
Net periodic benefit cost	$18.4	$14.4	$19.6	$0.6	$1.5	$2.1
Changes recognized in other comprehensive loss (income), before tax, (in millions):
Current year net actuarial (gain)/loss	$99.8	$46.7	$(14.8)	$1.8	$2.1	$(0.3)
Current year prior service (cost)/credit	-	-	-	-	(7.6)	(0.8)
Amortization of prior service (cost)/credit	(0.2)	(0.3)	(0.3)	1.0	0.9	0.2
Amortization of net actuarial loss	(8.4)	(5.4)	(7.3)	-	-	-
Currency impact	0.1	(3.3)	-	-	-	-
Other adjustments	-	0.5	0.4	-	-	-
Total recognized in accumulated other comprehensive (income) loss	91.3	38.2	(22.0)	2.8	(4.6)	(0.9)
TOTAL RECOGNIZED IN NET PERIODIC PENSION COST AND OTHER COMPREHENSIVE LOSS (INCOME)	$109.7	$52.6	$(2.4)	$3.4	$(3.1)	$1.2
Amortization expected to be recognized through income during 2012
Amortization of prior service cost/(credit)	$0.2			$(1.0)
Amortization of net loss	16.6			-
TOTAL EXPECTED TO BE RECOGNIZED THROUGH INCOME DURING NEXT FISCAL YEAR	$16.8			$(1.0)

The Company also maintains six defined contribution pension plans. The total cost of these plans was $9.7 million in 2011, $6.1 million in 2010 and $5.9 million in 2009, excluding the employer match for the 401(k) plan. This cost is not included in the above net periodic benefit cost for the defined benefit pension plans.

In addition, the Company participates in four multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union represented employees. Of these four plans, three are considered to be less than 65 percent funded. The Company’s total contributions to these plans was $0.7 million in both 2011 and 2010 and $0.8 million in 2009. These contributions represent more than five percent of the total contributions made to each of these plans during the past three years. After assessing future required contributions and/or the potential liabilities associated with withdrawing from these plans, the Company has concluded that none of these plans are significant.

HUBBELL INCORPORATED – Form 10-K – 39

Back to Contents

Assumptions

The following assumptions were used to determine the projected benefit obligations at the measurement date and the net periodic benefit cost for the year:

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	4.42%	5.38%	5.96%	4.40%	5.40%	6.00%
Rate of compensation increase	3.53%	3.56%	3.57%	3.50%	3.50%	3.50%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	5.38%	5.96%	6.46%	5.40%	6.00%	6.50%
Expected return on plan assets	7.00%	7.50%	8.00%	N/A	N/A	N/A
Rate of compensation increase	3.56%	3.57%	4.07%	3.50%	3.50%	4.00%

At the end of each calendar year, the Company determines the appropriate expected return on assets for each plan based upon its strategic asset allocation (see discussion below). In making this determination, the Company utilizes expected returns for each asset class based upon current market conditions and expected risk premiums for each asset class.

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	Other Benefits
	2011	2010	2009
Assumed health care cost trend rates at December 31,
Health care cost trend assumed for next year	9.0%	9.0%	8.0%
Rate to which the cost trend is assumed to decline	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2017	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	$1.7	$(1.5)

HUBBELL INCORPORATED – Form 10-K – 40

Back to Contents

Plan Assets

The Company’s combined targeted and actual domestic and foreign pension plan weighted average asset allocation at December 31, 2012, 2011 and 2010 by asset category are as follows:

Asset Category	Percentage of Plan Assets
	Target	Actual
	2012	2011	2010
Equity securities	38%	40%	44%
Debt securities & Cash	42%	41%	38%
Alternative Investments	20%	19%	18%
TOTAL	100%	100%	100%

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

Equity securities include Company common stock in the amounts of $21.6 million (3.9% of total domestic plan assets) and $20.0 million (3.7% of total domestic plan assets) at December 31, 2011 and 2010, respectively.

The fair value of the Company’s pension plan assets at December 31, 2011 and 2010, by asset category are as follows (in millions):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Market for Similar Asset (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$56.0	$56.0	$-	$-
Equity securities:
US Large-cap (a)	144.9	144.9	-	-
US Mid-cap and Small-cap Growth (b)	24.1	24.1	-	-
International Large-cap	37.1	37.1	-	-
Emerging Markets	39.8	39.8	-	-
Fixed Income Securities:
US Treasuries	56.2	56.2	-	-
Corporate Bonds (c)	75.9	75.9	-	-
Asset Backed Securities and Other	47.1	47.1	-	-
Derivatives:
Equity Futures (d)	30.2	-	30.2	-
Alternative Investment Funds	110.7	-	-	110.7
BALANCE AT DECEMBER 31, 2010	$622.0	$481.1	$30.2	$110.7

HUBBELL INCORPORATED – Form 10-K – 41

Back to Contents

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Market for Similar Asset (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$46.3	$46.3	$-	$-
Equity securities:
US Large-cap (a)	110.4	110.4	-	-
US Mid-cap and Small-cap Growth (b)	25.3	25.3	-	-
International Large-cap	49.7	49.7	-	-
Emerging Markets	32.0	32.0	-	-
Fixed Income Securities:
US Treasuries	106.6	106.6	-	-
Corporate Bonds (c)	92.9	92.9	-	-
Asset Backed Securities and Other	57.0	57.0	-	-
Derivatives:
Equity Futures (d)	44.2	-	44.2	-
Debt Futures (e)	(34.6)	-	(34.6)	-
Alternative Investment Funds	117.8	-	-	117.8
BALANCE AT DECEMBER 31, 2011	$647.6	$520.2	$9.6	$117.8

(a) Includes an actively managed portfolio of large-cap US stocks

(b) Includes $21.6 million and $20.0 million of the Company’s common stock at December 31, 2011 and 2010, respectively, and an investment in actively managed mid-cap and small-cap US stocks

(c) Includes primarily investment grade bonds of US issuers from diverse industries

(d) Includes primarily large-cap US and foreign equity futures

(e) Includes short positions in US Treasuries which are utlized to adjust the duration of the portfolio

The fair value of the Company’s alternative investment funds measured using significant unobservable inputs (Level 3) at December 31, 2011, are as follows (in millions):

Alternative Investment Funds
BALANCE AT DECEMBER 31, 2009	$104.7
Actual return on plan assets:
Relating to assets still held at the reporting date	5.7
Relating to assets sold during the period	-
Purchases, sales and settlements, net	0.3
Transfers in and/or out of Level 3	-
BALANCE AT DECEMBER 31, 2010	$110.7
Actual return on plan assets:
Relating to assets still held at the reporting date	2.3
Relating to assets sold during the period	-
Purchases, sales and settlements, net	4.8
Transfers in and/or out of Level 3	-
BALANCE AT DECEMBER 31, 2011	$117.8

All of the alternative investments held by the Company’s pension plans consist of fund of fund products. Funds of funds invest in a number of investment funds managed by a diversified group of third-party investment managers who employ a variety of alternative investment strategies, including relative value, security selection, distressed value, global macro, specialized credit and directional strategies. The objective of these funds is to achieve the desired capital appreciation with lower volatility than either traditional equity or fixed income securities.

The Company’s other postretirement benefits are unfunded; therefore, no asset information is reported.

Contributions

Although not required under the Pension Protection Act of 2006, the Company intends to make a voluntary contribution to its qualified domestic defined benefit pension plans in 2012. The Company expects to contribute approximately $2 million to its foreign plans in 2012.

HUBBELL INCORPORATED – Form 10-K – 42

Back to Contents

Estimated Future Benefit Payments

The following domestic and foreign benefit payments, which reflect future service, as appropriate, are expected to be paid as follows, (in millions):

	Pension Benefits	Other Benefits
		Gross	Medicare Part D Subsidy	Net
2012	$33.9	$2.9	$0.2	$2.7
2013	$36.3	$2.8	$0.2	$2.6
2014	$38.3	$2.8	$0.2	$2.6
2015	$40.3	$2.7	$0.2	$2.5
2016	$42.6	$2.7	$0.2	$2.5
2017-2021	$242.2	$12.3	$0.8	$11.5

NOTE 11    Debt

The following table sets forth the Company’s long-term debt at December 31, (in millions):

	Maturity	2011	2010
Senior notes at 5.95%, net of unamortized discount	2018	$298.5	$298.3
Senior notes at 3.625%, net of unamortized discount	2022	297.8	297.6
		$596.3	$595.9

In November 2010, the Company completed a public debt offering for $300 million of long-term, senior, unsecured notes maturing in November 2022 and bearing interest at a fixed rate of 3.625%. The Company received $294.8 million in proceeds from the offering, net of discounts and debt issuance costs. Prior to the issuance of the 2022 Notes, the Company entered into a forward interest rate lock which resulted in a $1.6 million loss. This amount was recorded in Accumulated other comprehensive loss, net of tax and is being amortized over the life of the 2022 Notes.

Simultaneous with the November 2010 debt offering, the Company also announced the cash tender/redemption offer for all of its $200 million (6.375%) senior notes that were scheduled to mature in May 2012. In conjunction with the early extinguishment of the 2012 Notes, the Company terminated its interest rate swap associated with these notes. The combined net loss on these transactions (recorded as part of the Loss on extinguishment of debt in the Consolidated Statement of Income), was $14.7 million. The net cash proceeds remaining from the 2022 Note issuance, subsequent to the tender/redemption of the 2012 Notes, were used for general corporate purposes.

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

The 2018 Notes and the 2022 Notes are both fixed rate indebtedness, are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default under the indenture governing the 2018 Notes and 2022 Notes, as modified by the supplemental indentures creating such series, or upon a change in control event as defined in such indenture. The Company was in compliance with all of its covenants as of December 31, 2011.

In addition, the Company had $2.9 million and $1.8 million of short-term debt outstanding at December 31, 2011 and 2010, respectively. This short-term debt consists entirely of a 6.0 million Brazilian Real line of credit which is used to fund its Brazilian operations. At December 31, 2011, 5.5 million Brazilian Reais were outstanding under this line of credit. This line of credit expires in October 2012 and is not subject to annual commitment fees. Other information related to this short-term debt at December 31, is summarized below:

	2011	2010
Weighted average interest rate:
At year end	14.02%	14.12%
Paid during the year	14.58%	17.00%

In October 2011, the Company entered into a five year $500 million revolving credit facility to replace the $350 million credit facility that was scheduled to expire in October 2012. The new credit facility, which serves as a backup to our commercial paper program, is scheduled to expire in October 2016. The interest rate applicable to borrowing under the new credit agreement is generally either the prime rate or a surcharge over LIBOR. As of December 31, 2011, this facility had not been drawn against. The single financial covenant in the $500 million credit facility, which the Company is in compliance with, requires that total debt not exceed 55% of total capitalization. Annual commitment fees to support availability under the credit facility are not material.

The Company also maintains other lines of credit that are primarily used to support the issuance of letters of credit. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. At December 31, 2011 and 2010 these lines totaled $64.7 million and $73.7 million, respectively, of which $27.3 million and $41.5 million was unused. The annual commitment fees associated with these lines of credit are not material.

Interest and fees paid related to total indebtedness was $29.3.million, $28.4 million and $29.8 million in 2011, 2010, and 2009, respectively.

HUBBELL INCORPORATED – Form 10-K – 43

Back to Contents

NOTE 12    Income Taxes

The following table sets forth selected data with respect to the Company’s income tax provisions for the years ended December 31, (in millions):

	2011	2010	2009
Income before income taxes:
United States	$282.5	$224.5	$183.1
International	107.3	95.9	78.5
TOTAL INCOME BEFORE INCOME TAXES	$389.8	$320.4	$261.6
Provision for income taxes — current:
Federal	$61.7	$47.5	$25.3
State	9.7	7.8	7.2
International	29.4	21.3	15.5
Total provision-current	100.8	76.6	48.0
Provision for income taxes — deferred:
Federal	$23.3	$24.3	$29.5
State	(0.3)	1.5	(0.2)
International	(4.2)	(0.8)	3.0
Total provision — deferred	18.8	25.0	32.3
TOTAL PROVISION FOR INCOME TAXES	$119.6	$101.6	$80.3

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. The components of the deferred tax assets/(liabilities) at December 31, were as follows (in millions):

	2011	2010
Deferred tax assets:
Inventory	$8.8	$8.0
Income tax credits	21.4	18.8
Accrued liabilities	15.4	13.8
Pension	69.9	35.7
Postretirement and post employment benefits	12.8	18.8
Stock-based compensation	12.0	11.3
Net operating loss carryforwards	66.3	75.9
Miscellaneous other	5.0	1.4
Gross deferred tax assets	211.6	183.7
Valuation allowance	(3.2)	(2.6)
Total deferred tax assets, net of valuation allowance	$208.4	$181.1
Deferred tax liabilities:
Acquisition basis difference	(117.4)	(115.7)
Property, plant, and equipment	(36.9)	(27.7)
Total deferred tax liabilities	$(154.3)	$(143.4)
TOTAL NET DEFERRED TAX ASSET	$54.1	$37.7
Deferred taxes are reflected in the Consolidated Balance Sheet as follows:
Current tax assets (included in Deferred taxes and other)	$29.5	$24.7
Non-current tax assets (included in Other long-term assets)	40.6	34.2
Non-current tax liabilities (included in Other Non-current liabilities)	(16.0)	(21.2)
TOTAL NET DEFERRED TAX ASSET	$54.1	$37.7

As of December 31, 2011, the Company had a total of $21.4 million of Federal and State tax credit carryforwards, net of Federal benefit, available to offset future income taxes, of which $0.8 million may be carried forward indefinitely while the remaining $20.6 million will begin to expire at various times beginning in 2012 through 2027. The Company has recorded a net valuation allowance of $3.2 million for the portion of the tax credit carryforwards the Company anticipates will expire prior to utilization. Additionally, as of December 31, 2011, the Company had recorded tax benefits totaling $66.3 million for Federal, State and Foreign net operating loss carryforwards (“NOLs”). The tax benefit related to these NOLs has been adjusted to reflect an “ownership change” pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the utilization of pre-acquisition operating losses. The Company expects to fully utilize the adjusted NOLs prior to their expiration.

At December 31, 2011, income and withholding taxes have not been provided on approximately $451.1 million of undistributed international earnings that are permanently reinvested in international operations. If such earnings were not indefinitely reinvested, a tax liability of approximately $87.8 million would be recognized.

Cash payments of income taxes were $80.1 million, $74.0 million and $53.4 million in 2011, 2010, and 2009, respectively.

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The IRS and other tax authorities routinely audit the Company’s tax returns. These audits can involve complex issues which may require an extended period of time to resolve. During 2011, the IRS initiated an audit of the Company’s 2008 and 2009 federal income tax returns. With few exceptions, the Company is no longer subject to state, local, or non-U.S. income tax examinations by tax authorities for years prior to 2004.

HUBBELL INCORPORATED – Form 10-K – 44

Back to Contents

The following tax years, by major jurisdiction, are still subject to examination by taxing authorities:

Jurisdiction	Open Years
United States	2008-2011
Canada	2008-2011
UK	2009-2011

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2011	2010	2009
Unrecognized tax benefits at beginning of year	$25.2	$30.6	$17.3
Additions based on tax positions relating to the current year	2.7	2.5	3.0
Reductions based on expiration of statute of limitations	(1.3)	(0.7)	(1.4)
Additions to tax positions relating to previous years	1.2	1.0	11.8
Settlements	(0.2)	(8.2)	(0.1)
TOTAL UNRECOGNIZED TAX BENEFITS	$27.6	$25.2	$30.6

Included in the balance at December 31, 2011 are $15.7 million of tax positions which, if in the future are determined to be recognizable, would affect the annual effective income tax rate. Additionally, there are $1.2 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the applicable taxing authority to an earlier period.

The Company’s policy is to record interest and penalties associated with the underpayment of income taxes within Provision for income taxes in the Consolidated Statement of Income. The Company recognized expense, before federal tax benefit, related to interest and penalties of approximately $0.4 million in 2011, $1.0 million in 2010 and $0.8 million 2009. The Company had $1.9 million and $1.5 million accrued for the payment of interest and penalties as of December 31, 2011 and December 31, 2010, respectively.

The consolidated effective income tax rate varied from the United States federal statutory income tax rate for the years ended December 31, as follows:

	2011	2010	2009
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.4	1.3	1.9
Foreign income taxes	(3.6)	(4.2)	(3.1)
Out of period adjustment	-	-	(1.9)
Other, net	(2.1)	(0.4)	(1.2)
CONSOLIDATED EFFECTIVE INCOME TAX RATE	30.7%	31.7%	30.7%

NOTE 13    Financial Instruments

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist of trade receivables, cash and cash equivalents and short-term investments. The Company grants credit terms in the normal course of business to its customers. Due to the diversity of its product lines, the Company has an extensive customer base including electrical distributors and wholesalers, electric utilities, equipment manufacturers, electrical contractors, telecommunication companies and retail and hardware outlets. No single customer accounted for more than 10% of total sales in any year during the three years ended December 31, 2011. However, the Company’s top 10 customers accounted for approximately 33% of the trade accounts receivable balance at December 31, 2011. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers. Bad debt write-offs have historically been minimal. The Company places its cash and cash equivalents with financial institutions and limits the amount of exposure to any one institution.

Fair Value: The carrying amounts reported in the Consolidated Balance Sheet for cash and cash equivalents, short-term investments, receivables, bank borrowings, accounts payable and accruals approximate their fair values given the immediate or short-term nature of these items. See also Note 6 — Investments and Note 14 – Fair Value Measurement.

The fair value of the senior notes classified as long-term debt was determined by reference to quoted market prices and approximated $675.0 million and $619.7 million at December 31, 2011 and 2010, respectively.

NOTE 14    Fair Value Measurement

Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The FASB fair value measurement guidance established a fair value hierarchy that prioritizes the inputs used to measure fair value. The three broad levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly

Level 3 – Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions

HUBBELL INCORPORATED – Form 10-K – 45

Back to Contents

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2011 and 2010 (in millions):

Asset (Liability) December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Total
Money market funds (a)	$336.1	$-	$336.1
Available for sale investment	50.8	-	50.8
Trading securities	4.0	-	4.0
Deferred compensation plan liabilities	(4.0)	-	(4.0)
Derivatives:
Forward exchange contracts	-	0.3	0.3
	$386.9	$0.3	$387.2

December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Total
Money market funds (a)	$341.3	$-	$341.3
Available for sale investments	36.4	-	36.4
Trading securities	2.6	-	2.6
Deferred compensation plan liabilities	(2.5)	-	(2.5)
Derivatives:
Forward exchange contracts	-	(0.6)	(0.6)
	$377.8	$(0.6)	$377.2
a) Money market funds are reflected in Cash and cash equivalents in the Consolidated Balance Sheet

The methods and assumptions used to estimate the Level 2 fair values were as follows:

Forward exchange contracts – The fair value of forward exchange contracts were based on quoted forward foreign exchange prices at the reporting date.

During 2011 and 2010, there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. At December 31, 2011 and December 31, 2010, the Company did not have any financial assets or liabilities that fell within the Level 3 hierarchy.

Investments

At December 31, 2011 and December 31, 2010, the Company had $50.8 million and $36.4 million, respectively, of municipal bonds classified as available-for-sale securities. The Company also had $4.0 million and $2.6 million of trading securities at December 31, 2011 and December 31, 2010, respectively. These investments are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

Deferred compensation plan

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During 2011 and 2010, the Company purchased $1.4 million and $0.7 million, respectively, of trading securities related to these deferred compensation plans. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

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

The fair values of derivative instruments in the Consolidated Balance Sheet are as follows (in millions):

Derivatives designated as hedges	Asset/(Liability) Derivatives
	Balance Sheet Location	Fair Value
		December 31, 2011	December 31, 2010
Forward exchange contracts designated as cash flow hedges	Other accrued liabilities	$(0.1)	$(0.6)
Forward exchange contracts designated as cash flow hedges	Deferred taxes and other	0.4	-
		$0.3	$(0.6)

Forward exchange contracts

In 2011 and 2010, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases. As of December 31, 2011, the Company has 18 individual forward exchange contracts at $1.0 million, which have various expiration dates through December 2012. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

HUBBELL INCORPORATED – Form 10-K – 46

Back to Contents

Interest Rate Locks

Prior to the issuance of the 2022 Notes and 2018 Notes in 2010 and 2008, respectively, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2010 interest rate lock resulted in a $1.6 million loss while the 2008 interest rate lock resulted in a $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. The amortization associated with these interest rate locks is reclassified from Accumulated other comprehensive loss to Interest expense in the Consolidated Statement of Income. As of December 31, 2011 and December 31, 2010 there was $0.4 million and $0.5 million, respectively of net unamortized losses reflected in Accumulated other comprehensive loss.

The following table summarizes the results of cash flow hedging relationships for years ended December 31, (in millions):

Derivative Instrument	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss, net of tax		Location of Gain (Loss) Reclassified into Income (Effective Portion)	Loss Reclassified into Earnings (Effective Portion)
	2011	2010		2011	2010
Forward exchange contract	$0.1	$(0.6)	Cost of goods sold	$(0.9)	$(1.4)
Interest rate locks	$-	$(1.0)	Interest expense	$-	$(0.2)

There was no hedge ineffectiveness with respect to the forward exchange cash flow hedges during 2011, 2010 and 2009.

Interest Rate Swaps

In May 2009, the Company entered into a three year interest rate swap for an aggregate notional amount of $200 million to manage its exposure to changes in the fair value of its 2012 Notes. In conjunction with the early extinguishment of these notes, the Company terminated its interest rate swap associated with these notes. This interest rate swap was accounted for as a fair value hedge and was used to convert the stated interest rate of the 2012 Notes from floating to fixed. At the time of termination, this interest rate swap was in-the-money and resulted in a gain of $2.6 million. This gain was recorded in 2010 as part of the Loss on extinguishment of debt in the Consolidated Statement of Income. Prior to its termination, the interest rate swap reduced interest expense by $2.2 million in 2010.

Long-term Debt

The total carrying value of long-term debt as of December 31, 2011 and 2010 was $596.3 million and $595.9 million, respectively, net of unamortized discount. As of December 31, 2011 and 2010, the estimated fair value of the long-term debt was $675.0 million and $619.7 million, respectively, based on quoted market prices.

NOTE 15    Commitments and Contingencies

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

The Company accounts for conditional asset retirement and environmental obligations in accordance with the applicable accounting guidance. The accounting guidance defines “conditional asset retirement obligation” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Asset retirement obligations were not material as of December 31, 2011 and 2010. The Company identified other legal obligations related to environmental clean up for which a settlement date could not be determined. The Company continues to monitor and revalue its environmental liabilities as necessary. Total environmental liabilities were $13.0 million and $13.6 million as of December 31, 2011 and 2010, respectively.

Leases

Total rental expense under operating leases was $21.7 million in 2011, $22.3 million in 2010 and $22.2 million in 2009. The minimum annual rentals on non-cancelable, long-term, operating leases in effect at December 31, 2011 are expected to approximate $13.2 million in 2012, $11.9 million in 2013, $10.2 million in 2014, $6.9 million in 2015, $3.9 million in 2016 and $16.4 million thereafter. The Company’s leases consist of operating leases primarily for buildings or equipment. The terms for building leases typically range from 5-25 years with 5-10 year renewal periods.

HUBBELL INCORPORATED – Form 10-K – 47

Back to Contents

NOTE 16    Capital Stock

Activity in the Company’s common shares outstanding is set forth below for the three years ended December 31, 2011 (in thousands):

	Common Stock
	Class A	Class B
OUTSTANDING AT DECEMBER 31, 2008	7,165	49,102
Shares issued as part of equity offering	-	2,990
Exercise of stock options/stock appreciation rights	-	194
Shares issued under director compensation arrangements	2	155
Restricted shares issued, net of forfeitures	-	87
Acquisition/surrender of shares	-	(35)
OUTSTANDING AT DECEMBER 31, 2009	7,167	52,493
Exercise of stock options/stock appreciation rights	-	1,351
Restricted/performance shares issued, net of forfeitures	-	143
Acquisition/surrender of shares	-	(458)
OUTSTANDING AT DECEMBER 31, 2010	7,167	53,529
Exercise of stock options/stock appreciation rights	-	637
Shares issued under director compensation arrangements	-	21
Restricted/performance shares issued, net of forfeitures	-	140
Acquisition/surrender of shares	-	(2,316)
OUTSTANDING AT DECEMBER 31, 2011	7,167	52,011

Repurchased shares are retired when acquired and the purchase price is charged against par value and additional paid-in capital. Shares may be repurchased through the Company’s stock repurchase program, acquired by the Company from employees under the Hubbell Incorporated Stock Option Plan for Key Employees (the “Option Plan”) or surrendered to the Company by employees in settlement of their tax liability on vesting of restricted shares and performance shares under the Hubbell Incorporated 2005 Incentive Award Plan as amended and restated, (the “Award Plan”). Class A Common shares have twenty votes per share, while Class B Common shares have one vote per share. In addition, the Company has 5.9 million authorized shares of preferred stock; no preferred shares are outstanding.

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

HUBBELL INCORPORATED – Form 10-K – 48

Back to Contents

Shares of the Company’s common stock were reserved at December 31, 2011 as follows (in thousands):

	Common Stock		Preferred Stock
	Class A	Class B
Exercise of outstanding stock options	-	653	-
Future grant of stock-based compensation	-	2,643	-
Exercise of stock purchase rights	-	-	59
Shares reserved under other equity compensation plans	-	119	-
TOTAL	-	3,415	59

NOTE 17    Stock-Based Compensation

As of December 31, 2011, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees on a straight-line basis over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. Accordingly, the Company recognizes compensation cost immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

The Company’s long-term incentive program for awarding stock-based compensation uses a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s Class B Common Stock pursuant to the Award Plan. Under the Award Plan, the Company may authorize up to 6.9 million shares of Class B Common Stock in settlement of restricted stock, performance shares, SARs or any-post 2004 grants of stock options. The Company issues new shares for settlement of any stock-based awards. In 2011, the Company granted stock-based awards using a combination of restricted stock, SARs and performance shares.

In 2011, 2010 and 2009, the Company recorded $15.1 million, $11.4 million and $10.3 million of stock-based compensation costs, respectively. Of the total 2011 expense, $14.4 million was recorded to S&A expense and $0.7 million was recorded to Cost of goods sold. In 2010 and 2009, $10.9 million and $9.8 million, respectively, was recorded to S&A expense and $0.5 million in both 2010 and 2009 was recorded to Cost of goods sold. Stock-based compensation costs capitalized to inventory were $0.2 million in 2011 and $0.1 million in both 2010 and 2009. The Company recorded income tax benefits of approximately $5.7 million, $4.3 million and $3.9 million in 2011, 2010 and 2009, respectively, related to stock-based compensation. At December 31, 2011, these benefits are recorded as either a deferred tax asset in Deferred taxes and other or in Other accrued liabilities in the Consolidated Balance Sheet. As of December 31, 2011, there was $18.5 million, pretax, of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized through 2014.

Each of the compensation arrangements is discussed below.

Restricted Stock

Stock Issued to Employees

Restricted stock granted is not transferable and is subject to forfeiture in the event of the recipient’s termination of employment prior to vesting. The restricted stock generally vests in one-third increments annually for three years on each anniversary of the date of grant. In December 2011, the Company amended the provisions related to its restricted stock grants which allows for accelerated vesting of the award upon meeting certain thresholds at the time of an employee’s retirement. These retirement eligibility provisions are effective for restricted stock grants made to employees in December 2011 and for grants made to employees in the future. Restricted stock awards are considered outstanding at the time of grant, as the award holders are entitled to dividends and voting rights. Unvested restricted stock awards are considered participating securities in computing earnings per share. The restricted stock fair values are measured using the average between the high and low trading prices of the Company’s Class B Common Stock on the most recent trading day immediately preceding the grant date (“measurement date”).

Stock Issued to Non-employee Directors

In 2011, 2010 and 2009, each non-employee director received a grant of Class B Common Stock. These grants were made on the date of the annual meeting of shareholders and vested or will vest at the following year’s annual meeting of shareholders, upon a change of control or termination of service by reason of death. These shares will be subject to forfeiture if the director’s service terminates prior to the date of the next regularly scheduled annual meeting of shareholders to be held in the following calendar year. During the years 2011, 2010 and 2009, the Company issued to non-employee directors 12,568 shares, 15,750 shares and 6,000 shares, respectively.

Activity related to both employee and non-employee restricted stock for the year ended December 31, 2011 is as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value/Share
RESTRICTED STOCK AT DECEMBER 31, 2010	230	$48.13
Shares granted	111	65.10
Shares vested	(134)	43.01
Shares forfeited	(2)	53.31
RESTRICTED STOCK AT DECEMBER 31, 2011	205	$60.60

The weighted average fair value per share of restricted stock granted during the years 2011, 2010 and 2009 was $65.10, $58.18 and $46.23, respectively. The total fair value of restricted stock vested during the years 2011, 2010 and 2009 was $8.7 million, $7.2 million and $5.3 million, respectively.

HUBBELL INCORPORATED – Form 10-K – 49

Back to Contents

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

Activity related to SARs for the year ended December 31, 2011 is as follows (in thousands, except exercise amounts):

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
OUTSTANDING AT DECEMBER 31, 2010	2,473	$46.65
Granted	331	64.48
Exercised	(459)	38.68
Forfeited	(5)	58.84
OUTSTANDING AT DECEMBER 31, 2011	2,340	$50.71	7.0 years	$37,797
EXERCISABLE AT DECEMBER 31, 2011	1,672	$47.06	6.1 YEARS	$33,119

The aggregated intrinsic value of SARs exercised during 2011, 2010 and 2009 was $12.0 million, $2.8 million and $0.2 million, respectively.

The fair value of the SARs was measured using the Black-Scholes option pricing model. The following table summarizes the related assumptions used to determine the fair value of the SARs granted during the periods ended December 31, 2011, 2010 and 2009. Expected volatilities are based on historical volatilities of the Company’s stock and other factors. The expected term of SARs granted is based upon historical exercise behavior of stock options and SARs. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of award.

	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value of 1 SAR
December 2011	2.6%	30.2%	1.1%	5.5 Years	$13.70
December 2010	2.7%	28.0%	1.9%	6 Years	$12.79
December 2009	3.2%	26.5%	3.0%	7 Years	$9.83

Performance Shares

Performance shares represent the right to receive a share of the Company’s Class B Common Stock after a three year vesting period subject to the achievement of certain performance criteria established by the Company’s Compensation Committee.

In December 2011, 2010 and 2009, the Company granted 39,456; 31,671 and 34,592 performance shares, respectively. The grants’ performance conditions are subject to the achievement of certain market-based criteria. Performance at target will result in vesting and issuance of the number of performance shares granted, equal to 100% payout. Performance below or above target can result in issuance in the range of 0%-200% of the number of shares granted.

In February 2012, the Company paid out 93,800 shares related to its December 2008 performance award grant. The performance period associated with this award was from January 1, 2009 through December 31, 2011 and was based upon the Company’s total return to shareholders (“TSR”) compared to the TSR generated by the other companies that comprise the S&P Mid-Cap 400 Index. The February 2012 payout was based upon achieving 187% of this market-based criteria. The fair value of the December 2008 performance awards at vesting was $7.0 million.

In February 2011, the Company paid out 31,548 shares related to its December 2007 performance award grant as a result of achieving 66% and 170% of the performance and market-based criteria, respectively. The fair value of the December 2007 performance awards at vesting was $2.0 million. In February 2010, the Company issued 41,123 shares related to its February 2007 performance award grant. The performance period related to this grant was from January 1, 2007 through December 31, 2009. This payout was based upon achieving 82% and 183% of the performance and market-based criteria, respectively. The fair value of the February 2007 performance award at vesting was $1.8 million.

The fair value of the market-based criteria for the December 2011, 2010 and 2009 performance share awards was determined based upon a lattice model. The following table summarizes the related assumptions used to determine the fair values of the performance shares with respect to the market-based criteria. Expected volatilities are based on historical volatilities of the Company’s stock over a three year period. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term of the award.

	Stock Price on Measurement Date	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value
December 2011	$64.48	2.4%	35.9%	0.4%	3 Years	$83.12
December 2010	$59.95	2.4%	38.8%	0.8%	3 Years	$80.11
December 2009	$46.96	3.0%	38.6%	1.4%	3 Years	$61.81

Total stock-based compensation expense recorded related to performance share awards was $2.1 million, $1.9 million and $1.7 million in 2011, 2010 and 2009, respectively. There has been no stock based compensation recorded related to the December 2011 performance award as the service inception date for this particular award begins on January 1, 2012.

HUBBELL INCORPORATED – Form 10-K – 50

Back to Contents

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

Stock option activity for the year ended December 31, 2011 is set forth below (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
OUTSTANDING AT DECEMBER 31, 2010	1,178	$43.98
Exercised	(522)	41.99
Canceled	(3)	32.01
OUTSTANDING AT DECEMBER 31, 2011	653	$45.62	2.5 YEARS	$13,876
EXERCISABLE AT DECEMBER 31, 2011	653	$45.62	2.5 YEARS	$13,876

The aggregate intrinsic value of stock options exercised during 2011, 2010 and 2009 was $12.0 million, $22.8 million and $2.5 million, respectively. Cash received from option exercises was $21.9 million, $49.3 million and $5.7 million for 2011, 2010 and 2009, respectively.

The Company recorded realized tax benefits from equity-based awards of $8.2 million, $9.7 million, and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. These realized tax benefits have been reflected in Cash Flows From Financing Activities.

NOTE 18    Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

The following table sets forth the computation of earnings per share for the three years ended December 31 (in millions, except per share amounts):

	2011	2010	2009
Numerator:
Net income attributable to Hubbell	$267.9	$217.2	$180.1
Less: Earnings allocated to participating securities	1.0	0.9	0.8
Net income available to common shareholders	$266.9	$216.3	$179.3
Denominator:
Average number of common shares outstanding	59.7	59.9	56.8
Potential dilutive shares	0.7	0.4	0.2
Average number of diluted shares outstanding	60.4	60.3	57.0
Earnings per share:
Basic	$4.47	$3.61	$3.16
Diluted	$4.42	$3.59	$3.15

Anti-dilutive securities excluded from the calculation of earnings per diluted share:
Stock options and performance shares	-	-	1.5
Stock appreciation rights	-	1.6	2.3

The Company did not have any anti-dilutive securities in 2011. Additionally, there were no anti-dilutive stock options or performance shares in 2010.

NOTE 19    Accumulated Other Comprehensive Loss

The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):

	2011	2010	2009
Pension and post retirement benefit plan adjustment, net of tax	$(153.7)	$(95.6)	$(71.7)
Cumulative translation adjustment	2.5	14.6	2.7
Unrealized gain on investment, net of tax	1.0	0.5	0.5
Cash flow hedge loss, net of tax	(0.2)	(0.8)	(0.3)
TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	$(150.4)	$(81.3)	$(68.8)

HUBBELL INCORPORATED – Form 10-K – 51

Back to Contents

NOTE 20    Industry Segments and Geographic Area Information

Nature of Operations

Hubbell Incorporated was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Hubbell designs, manufactures and sells quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the UK, Brazil and Australia. Hubbell also participates in joint ventures in Taiwan and Hong Kong, and maintains sales offices in Singapore, China, Mexico, South Korea and countries in the Middle East.

The Company’s reporting segments consist of the Electrical segment (comprised of electrical systems products and lighting products), and the Power segment, as described below.

The Electrical segment is comprised of businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, connectors and grounding products, lighting fixtures and controls, and other electrical equipment. The products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians, and telecommunications companies. In addition, certain businesses design and manufacture a variety of high voltage test and measurement equipment, industrial controls and communication systems used in the non-residential and industrial markets. Many of these products are designed such that they can also be used in harsh and hazardous locations where a potential for fire and explosion exists due to the presence of flammable gasses and vapors. Harsh and hazardous products are primarily used in the oil and gas (onshore and offshore) and mining industries. Certain lighting fixtures, wiring devices and electrical products also have residential and utility applications. These products are primarily sold through electrical and industrial distributors, home centers, some retail and hardware outlets, and lighting showrooms. Special application products are sold primarily through wholesale distributors to contractors, industrial customers and OEMs. High voltage products are also sold direct to customers through our sales engineers.

The Power segment consists of operations that design and manufacture various distribution, transmission, substation and telecommunications products primarily used by the electrical utility industry. In addition, certain of these products are used in the civil construction and transportation industries. Products are sold to distributors and directly to users such as electric utilities, telecommunication companies, mining operations, industrial firms, construction and engineering firms.

Financial Information

Financial information by industry segment and geographic area for the three years ended December 31, 2011, is summarized below (in millions). When reading the data the following items should be noted:

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

HUBBELL INCORPORATED – Form 10-K – 52

Back to Contents

INDUSTRY SEGMENT DATA

	2011	2010	2009
Net Sales:
Electrical	$2,004.2	$1,808.2	$1,650.1
Power	867.4	733.0	705.5
TOTAL NET SALES	$2,871.6	$2,541.2	$2,355.6
Operating Income:
Electrical	$282.0	$248.7	$163.7
Power	141.8	119.1	131.0
Operating income	423.8	367.8	294.7
Loss on extinguishment of debt	-	(14.7)	-
Interest expense	(30.9)	(31.1)	(30.9)
Investment income and other expense, net	(3.1)	(1.6)	(2.2)
INCOME BEFORE INCOME TAXES	$389.8	$320.4	$261.6
Assets:
Electrical	$1,558.2	$1,576.7	$1,607.9
Power	659.8	622.2	587.7
General Corporate	628.5	506.9	207.2
TOTAL ASSETS	$2,846.5	$2,705.8	$2,402.8
Capital Expenditures:
Electrical	$35.9	$23.5	$13.9
Power	16.5	17.8	10.5
General Corporate	3.0	6.0	5.0
TOTAL CAPITAL EXPENDITURES	$55.4	$47.3	$29.4
Depreciation and Amortization:
Electrical	$47.1	$50.8	$48.1
Power	21.1	21.7	22.5
TOTAL DEPRECIATION AND AMORTIZATIONS	$68.2	$72.5	$70.6

GEOGRAPHIC AREA DATA

	2011	2010	2009
Net Sales:
United States	$2,381.5	$2,107.9	$1,981.0
International	490.1	433.3	374.6
TOTAL NET SALES	$2,871.6	$2,541.2	$2,355.6
Operating Income:
United States	$338.0	$292.9	$227.6
International	85.8	74.9	67.1
TOTAL OPERATING INCOME	$423.8	$367.8	$294.7
Property, Plant and Equipment, net:
United States	$275.3	$285.6	$298.0
International	84.3	72.7	70.8
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$359.6	$358.3	$368.8

On a geographic basis, the Company defines “international” as operations based outside of the United States and its possessions. As a percentage of total net sales, shipments from foreign operations directly to third parties were 17% in both 2011 and 2010 and 16% in 2009, with Canada, UK and Brazil operations representing approximately 29%, 25% and 13%, respectively, of 2011 total international net sales. Long-lived assets of international subsidiaries were 23%, 20% and 19% of the consolidated total in 2011, 2010 and 2009, respectively, with the Mexico, UK, Brazil and Canada operations representing approximately 42%, 24%, 13% and 10%, respectively, of the 2011 international total. Export sales from United States operations were $210.2 million in 2011, $182.7 million in 2010 and $183.3 million in 2009.

HUBBELL INCORPORATED – Form 10-K – 53

Back to Contents

NOTE 21    Guarantees

The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.

The Company records a liability equal to the fair value of guarantees in the Consolidated Balance Sheet in accordance with the guarantees accounting guidance. As of December 31, 2011, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties in 2011 are set forth below (in millions):

BALANCE AT DECEMBER 31, 2010	$6.7
Provision	7.3
Expenditures/other	(7.8)
BALANCE AT DECEMBER 31, 2011	$6.2

NOTE 22    Quarterly Financial Data (Unaudited)

The table below sets forth summarized quarterly financial data for the years ended December 31, 2011 and 2010 (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Net Sales	$658.1	$709.2	$764.3	$740.0
Gross Profit	$205.2	$229.9	$252.3	$236.3
Net Income	$50.7	$65.7	$83.3	$70.5
Net Income attributable to Hubbell	$50.3	$65.2	$82.4	$70.0
Earnings Per Share — Basic	$0.83	$1.08	$1.38	$1.18
Earnings Per Share — Diluted	$0.82	$1.07	$1.37	$1.17
2010
Net Sales	$570.5	$646.4	$685.0	$639.3
Gross Profit	$175.7	$211.0	$235.2	$206.8
Net Income	$39.0	$57.9	$71.7	$50.2	(1)
Net Income attributable to Hubbell	$38.6	$57.6	$71.3	$49.7	(1)
Earnings Per Share — Basic	$0.64	$0.96	$1.19	$0.82	(1)
Earnings Per Share — Diluted	$0.64	$0.95	$1.18	$0.81	(1)

(1) The fourth quarter of 2010 includes a $14.7 million pre-tax charge ($9.1 million after-tax) related to a loss on debt extinguishment. The earnings per share impact of this charge, both basic and diluted, was $0.15.

ITEM 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

HUBBELL INCORPORATED – Form 10-K – 54

Back to Contents

ITEM 9A  Controls and Procedures

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-K. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level. Management’s annual report on internal control over financial reporting and the independent registered public accounting firm’s audit report on the effectiveness of our internal control over financial reporting as of December 31, 2011 are included in Item 8 of this Annual Report on Form 10-K.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B  Other Information

Not applicable.

HUBBELL INCORPORATED – Form 10-K – 55

Back to Contents

PART III

ITEM 10  Directors, Executive Officers and Corporate Governance(1)

ITEM 11  Executive Compensation(2)

ITEM 12  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 with respect to the Company’s common stock that may be issued under the Company’s equity compensation plans (in thousands, except per share amounts):

Plan Category	A Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		B Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		C Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders(a)	3,204	(c) (e)	$49.60	(f)	2,643	(c)
Equity Compensation Plans Not Requiring Shareholder Approval(b)	59	(c) (d)	—		60	(c)
TOTAL	3,263		$49.60		2,703

(a) The Company’s (1) Option Plan and (2) Award Plan.

(b) The Company’s Deferred Compensation Plan for Directors.

(c) Class B Common Stock

(d) Represents shares currently deferred under this plan. These shares are not included in the total weighted average exercise price in column B.

(e) Includes 211 performance share awards assuming a maximum payout target. The Company does not anticipate that the maximum payout target will be achieved for all of these awards.

(f) Weighted average exercise price excludes performance share awards included in column A.

The remaining information required by this item is incorporated by reference to the subheading “Voting Rights and Security Ownership of Certain Beneficial Owners and Management” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 8, 2012.

(1) Certain of the information required by this item regarding executive officers is included under the subheading “Executive Officers of the Registrant” at the end of Part I of this Form 10-K and the remaining required information is incorporated by reference to the subheadings “Item 1 – Election of Directors,” “General – Information Regarding Executive Officers,” “General – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics,” and “Corporate Governance – Board Committees – Audit Committee” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 8, 2012.

(2) The information required by this item is incorporated by reference to the subheadings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation of Directors” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 8, 2012.

HUBBELL INCORPORATED – Form 10-K – 56

Back to Contents

ITEM 13  Certain Relationships and Related Transactions and Director Independence(3)

ITEM 14  Principal Accountant Fees and Services(4)

(3) The information required by this item is incorporated by reference to the subheadings “General – Review and Approval of Related Person Transactions” and “Corporate Governance – Director Independence” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 8, 2012.

(4) The information required by this item is incorporated by reference to the heading “Item 2 – Ratification of the Selection of Independent Registered Public Accounting Firm” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 8, 2012.

HUBBELL INCORPORATED – Form 10-K – 57

Back to Contents

PART IV

ITEM 15  Exhibits and Financial Statement Schedule

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

10a(1)†

Amendment to Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005. Exhibit 10a(1) of the registrant’s report on Form 10-k for the year 2010, filed on February 16, 2011, is incorporated by reference.

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

10f(2)*	Amendment, dated December 21, 2011, to the Hubbell Incorporated Deferred Compensation Plan for Directors.
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

10o†	Hubbell Incorporated Policy for Providing Severance Payments to Senior Employees and Exhibit 10.1 of the registrant’s report on Form 8-K filed on February 16, 2011, is incorporated by reference.
10p†	Hubbell Incorporated Senior Executive Incentive Compensation Plan, effective January 1, 2011. Exhibit 10.1 of the registrant’s report on Form 8-K filed on May 5, 2011, is incorporated by reference.
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

10w(1)†

Amendment to Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005. Exhibit 10w(1) of the registrant’s report on Form 10-K for the year 2010, filed on February 16, 2011, is incorporated by reference.

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

10.9.1†

First Amendment, dated as of January 1, 2005, to the Hubbell Incorporated Grantor Trust for Senior Management Plans Trust Agreement. Exhibit 10.9.1 of the registrant’s report on Form 10-K for the year 2007, filed on February 25, 2008, is incorporated by reference.

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

10.ii

Credit Agreement, dated as of October 20, 2011 by and among Hubbell Incorporated, Hubbell Cayman Limited, Hubbell Investments Limited, the Lenders Party thereto, Wells Fargo Bank, National Association and HSBC Bank USA National Association as Syndication Agents and Bank of America, N.A. and U.S. Bank National Association as Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC and HSBC Bank USA, National Association as Joint Lead Arrangers and Joint Bookrunners. Exhibit 10.ii of the registrant’s report on Form 8-K dated and filed October 20, 2011 is incorporated by reference.

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

10.kk(1)†

Amendment to Hubbell Incorporated Supplemental Management Retirement Plan, effective September 12, 2007. Exhibit 10.kk(1) of the registrant’s report on Form 10-K for the year 2010, filed on February 16, 2011, is incorporated by reference.

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

HUBBELL INCORPORATED – Form 10-K – 60

Back to Contents

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBBELL INCORPORATED
By	/s/ DARRIN S. WEGMAN	By	/s/ DAVID G. NORD
	Darrin S. Wegman		David G. Nord
	Vice President and Controller (Also signing as Chief Accounting Officer)		Senior Vice President and Chief Financial Officer
Date:	February 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Title	Date
By	/s/ T. H. POWERS		2/15/12
	T. H. Powers	Chairman of the Board, President and Chief Executive Officer and Director
By	/s/ D. G. NORD		2/15/12
	D. G. Nord	Senior Vice President and Chief Financial Officer
By	/s/ D. S. WEGMAN		2/15/12
	D. S. Wegman	Vice President, Controller
By	/s/ L. J. GOOD		2/15/12
	L. J. Good	Director
By	/s/ A. J. GUZZI		2/15/12
	A. J. Guzzi	Director
By	/s/ N. J. KEATING		2/15/12
	N.J. Keating	Director
By	/s/ J.F. MALLOY		2/15/12
	J.F. Malloy	Director
By	/s/ A. MCNALLY IV		2/15/12
	A. McNally IV	Director
By	/s/ G. J. RATCLIFFE		2/15/12
	G. J. Ratcliffe	Director
By	/s/ C. A. RODRIGUEZ		2/15/12
	C. A. Rodriguez	Director
By	/s/ J.G. RUSSELL		2/15/12
	J.G. Russell	Director
By	/s/ R. J. SWIFT		2/15/12
	R. J. Swift	Director
By	/s/ D. S. VAN RIPER		2/15/12
	D. S. Van Riper	Director

HUBBELL INCORPORATED – Form 10-K – 61

Back to Contents

Financial Statement Schedule

Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2009, 2010 and 2011 (Schedule II)

Reserves deducted in the balance sheet from the assets to which they apply (in millions):

	Balance at Beginning of Year	Additions / (Reversals) Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowances for doubtful accounts receivable:
Year 2009	$4.0	$2.1	$(1.0)	$5.1
Year 2010	$5.1	$(0.2)	$(1.3)	$3.6
Year 2011	$3.6	$0.1	$(0.7)	$3.0
Allowance for credit memos and returns:
Year 2009	$16.8	$85.4	$(83.6)	$18.6
Year 2010	$18.6	$102.3	$(102.3)	$18.6
Year 2011	$18.6	$118.3	$(116.5)	$20.4
Valuation allowance on deferred tax assets:
Year 2009	$2.5	$—	$(0.3)	$2.2
Year 2010	$2.2	$0.4	$—	$2.6
Year 2011	$2.6	$0.6	$—	$3.2

HUBBELL INCORPORATED – Form 10-K – 62