Form 10-Q
period 2012-03-31
HUBBELL INC
filed 2012-04-20
CIK 48898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

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
(475) 882-4000
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark			YES	NO

•

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

Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
• whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of April 16, 2012 were 7,167,506 and 52,058,393, respectively.

Back to Contents

Index

PART I	FINANCIAL INFORMATION	1
ITEM 1	Financial Statements	1
Condensed Consolidated Statement of Income (unaudited)	1
Condensed Consolidated Statement of Comprehensive Income (unaudited)	2
Condensed Consolidated Balance Sheet (unaudited)	3
Condensed Consolidated Statement of Cash Flows (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	16
ITEM 4	Controls and Procedures	16
PART II	OTHER INFORMATION	17
ITEM 1A	Risk Factors	17
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	17
ITEM 6	Exhibits	18

Back to Contents

PART I FINANCIAL INFORMATION

ITEM 1   Financial Statements

Condensed Consolidated Statement of Income (unaudited)

(in millions, except per share amounts)	Three Months Ended March 31
	2012	2011
Net Sales	$723.8	$658.1
Cost of goods sold	489.7	452.9
Gross Profit	234.1	205.2
Selling & administrative expenses	132.4	121.6
Operating income	101.7	83.6
Interest expense, net	(7.2)	(7.5)
Other expense, net	0.1	(2.1)
Total other expense	(7.1)	(9.6)
Income before income taxes	94.6	74.0
Provision for income taxes	31.0	23.3
Net income	63.6	50.7
Less: Net income attributable to noncontrolling interest	0.4	0.4
Net income attributable to Hubbell	$63.2	$50.3
Earnings per share
Basic	$1.06	$0.83
Diluted	$1.05	$0.82
Cash dividends per common share	$0.41	$0.38
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED – Form 10-Q – 1

Back to Contents

Condensed Consolidated Statement of Comprehensive Income (unaudited)

(in millions)	Three Months Ended March 31
	2012	2011
Net income	$63.6	$50.7
Other comprehensive income:
Foreign currency translation adjustments	12.5	9.1
Amortization of pension and post retirement benefit plans’ prior service costs and net actuarial losses, net of taxes of $1.5 and $0.7	2.7	1.4
Unrealized loss on investments, net of taxes of $0.1	(0.2)	-
Unrealized loss on cash flow hedges, net of taxes of $0.1 and $0.0	(0.3)	(0.1)
Other comprehensive income	$14.7	$10.4
Comprehensive income	78.3	61.1
Less: Comprehensive income attributable to noncontrolling interest	0.4	0.4
Comprehensive income attributable to Hubbell	$77.9	$60.7
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED – Form 10-Q – 2

Back to Contents

Condensed Consolidated Balance Sheet (unaudited)

(in millions)	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$562.4	$569.6
Short-term investments	13.9	12.8
Accounts receivable, net	415.8	394.3
Inventories, net	337.4	318.3
Deferred taxes and other	55.4	58.5
Total Current Assets	1,384.9	1,353.5
Property, Plant, and Equipment, net	361.6	359.6
Other Assets
Investments	41.5	42.0
Goodwill	734.7	727.3
Intangible assets, net	271.4	269.5
Other long-term assets	83.8	94.6
TOTAL ASSETS	$2,877.9	$2,846.5
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$0.3	$2.9
Accounts payable	234.6	215.7
Accrued salaries, wages and employee benefits	48.3	71.1
Accrued insurance	49.4	46.2
Dividends payable	24.4	22.5
Other accrued liabilities	131.7	133.7
Total Current Liabilities	488.7	492.1
Long-Term Debt	596.4	596.3
Other Non-Current Liabilities	285.7	284.6
TOTAL LIABILITIES	1,370.8	1,373.0
Total Hubbell Shareholders’ Equity	1,501.4	1,467.8
Noncontrolling interest	5.7	5.7
Total Equity	1,507.1	1,473.5
TOTAL LIABILITIES AND EQUITY	$2,877.9	$2,846.5
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED – Form 10-Q – 3

Back to Contents

Condensed Consolidated Statement of Cash Flows (unaudited)

(in millions)	Three Months Ended March 31
	2012	2011
Cash Flows from Operating Activities
Net income	$63.6	$50.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16.2	17.6
Deferred income taxes	5.4	9.7
Stock-based compensation	2.8	2.5
Tax benefit on stock-based awards	(8.6)	(3.5)
Changes in assets and liabilities:
Increase in accounts receivable, net	(21.2)	(57.3)
Increase in inventories, net	(15.4)	(3.9)
(Decrease) increase in current liabilities	(2.0)	41.2
Changes in other assets and liabilities, net	6.4	(1.3)
Contribution to defined benefit pension plans	(0.6)	(0.8)
Other, net	(1.5)	(1.4)
Net cash provided by operating activities	45.1	53.5
Cash Flows from Investing Activities
Capital expenditures	(11.4)	(22.0)
Acquisition of businesses, net of cash acquired	(10.9)	-
Purchases of available-for-sale investments	(2.4)	(0.2)
Proceeds from available-for-sale investments	2.9	1.1
Other, net	5.5	2.1
Net cash used in investing activities	(16.3)	(19.0)
Cash Flows from Financing Activities
Short-term debt borrowings, net	(2.6)	-
Payment of dividends	(22.4)	(21.9)
Payment of dividends to noncontrolling interest	(0.4)	(0.3)
Acquisition of common shares	(42.1)	(59.9)
Proceeds from exercise of stock options	18.3	16.4
Tax benefit on stock-based awards	8.6	3.5
Other, net	-	0.1
Net cash used in financing activities	(40.6)	(62.1)
Effect of foreign currency exchange rate changes on cash and cash equivalents	4.6	3.8
Decrease in cash and cash equivalents	(7.2)	(23.8)
Cash and cash equivalents
Beginning of period	569.6	520.7
End of period	$562.4	$496.9
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED – Form 10-Q – 4

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of the periods presented have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment was adopted by the Company effective January 1, 2012 and it did not have a material impact to its financial statements.

In December 2011, the FASB amended the disclosure requirements regarding offsetting assets and liabilities of derivatives, sale and repurchase agreements, reverse sale and repurchase agreements and securities borrowing and securities lending arrangements. The enhanced disclosures will require entities to provide both gross and net information for these assets and liabilities. The amendment is effective for fiscal years beginning on or after January 1, 2013. The Company does not anticipate that this amendment will have a material impact on its financial statements.

NOTE 2     Business Acquisitions

During the first quarter of 2012, the Company completed the acquisition of Cableform Inc. (“Cableform”) for $10.9 million, net of cash received. Cableform Inc. designs and manufactures motor controls principally for the steel and mining industries. This acquisition has been added to the Electrical segment.

This acquisition has been accounted for as a business combination and has resulted in the recognition of intangible assets of $4.5 million and goodwill of $4.5 million. The $4.5 million of intangible assets consists primarily of customer relationships and tradenames that are expected to be amortized over 20 years. The goodwill relates to a number of factors built into the purchase price, including the future earnings and cash flow potential of the business as well as the complementary strategic fit and resulting synergies it brings to the Company’s existing operations. None of the goodwill is expected to be deductible for tax purposes.

The Condensed Consolidated Financial Statements include the results of operations of Cableform from the date of acquisition. Net sales and earnings related to this acquisition for the first quarter of 2012 were not significant to the consolidated results. Pro forma information related to this acquisition has not been included because the impact to the Company’s consolidated results of operations was not material.

NOTE 3     Segment Information

The Company’s reporting segments consist of the Electrical segment and the Power segment. The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2012	2011	2012	2011	2012	2011
Three Months Ended March 31,
Electrical	$505.1	$466.1	$63.8	$57.6	12.6%	12.4%
Power	218.7	192.0	37.9	26.0	17.3%	13.5%
TOTAL	$723.8	$658.1	$101.7	$83.6	14.1%	12.7%

HUBBELL INCORPORATED – Form 10-Q – 5

Back to Contents

NOTE 4     Inventories, net

Inventories, net are comprised of the following (in millions):

	March 31, 2012	December 31, 2011
Raw material	$125.8	$122.2
Work-in-process	78.9	71.3
Finished goods	221.2	213.3
	425.9	406.8
Excess of FIFO over LIFO cost basis	(88.5)	(88.5)
TOTAL	$337.4	$318.3

NOTE 5     Goodwill and Other Intangible Assets

Changes in the carrying values of goodwill for the three months ended March 31, 2012, by segment, were as follows (in millions):

	Segment		Total
	Electrical	Power
BALANCE AT DECEMBER 31, 2011	$453.0	$274.3	$727.3
Acquisitions	4.5	-	4.5
Translation adjustments	2.5	0.4	2.9
BALANCE AT MARCH 31, 2012	$460.0	$274.7	$734.7

In 2012, the Company completed the acquisition of Cableform for $10.9 million, net of cash received. This acquisition has been accounted for as a business combination and has resulted in the recognition of $4.5 million of goodwill. See also Note 2 – Business Acquisitions.

The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheet is as follows (in millions):

	March 31, 2012		December 31, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$88.8	$(19.8)	$86.6	$(19.0)
Customer/Agent relationships and other	196.2	(50.3)	192.3	(46.5)
Total	285.0	(70.1)	278.9	(65.5)
Indefinite-lived:
Tradenames and other	56.5	-	56.1	-
TOTAL	$341.5	$(70.1)	$335.0	$(65.5)

Amortization expense associated with these definite-lived intangible assets was $4.2 million and $4.1 million for the three months ended March 31, 2012 and 2011. Future amortization expense associated with these intangible assets is expected to be $12.4 million for the remainder of 2012, $16.2 million in 2013, $15.6 million in 2014, $14.1 million in 2015, $13.4 million in 2016 and $12.3 million in 2017.

NOTE 6     Other Accrued Liabilities

Other accrued liabilities are comprised of the following, (in millions):

	March 31, 2012	December 31, 2011
Customer program incentives	$14.1	$32.6
Accrued income taxes	31.5	23.3
Deferred revenue	19.8	18.1
Other	66.3	59.7
TOTAL	$131.7	$133.7

HUBBELL INCORPORATED – Form 10-Q – 6

Back to Contents

NOTE 7     Total Equity

Total equity is comprised of the following (in millions, except per share amounts):

	March 31, 2012	December 31, 2011
Common stock, $.01 par value:
Class A - authorized 50.0 shares; issued and outstanding 7.2 and 7.2 shares	$0.1	$0.1
Class B - authorized 150.0 shares; issued and outstanding 52.0 and 52.0 shares	0.5	0.5
Additional paid-in-capital	81.9	101.8
Retained earnings	1,554.6	1,515.8
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(151.0)	(153.7)
Cumulative translation adjustment	15.0	2.5
Unrealized gain on investment, net of tax	0.8	1.0
Cash flow hedge loss, net of tax	(0.5)	(0.2)
Total Accumulated other comprehensive loss	(135.7)	(150.4)
Hubbell shareholders’ equity	1,501.4	1,467.8
Noncontrolling interest	5.7	5.7
TOTAL EQUITY	$1,507.1	$1,473.5

A summary of the changes in equity for the three months ended March 31, 2012 and 2011 is provided below (in millions):

	Three Months Ended March 31
	2012			2011
	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity
EQUITY, JANUARY 1,	$1,467.8	$5.7	$1,473.5	$1,459.2	$4.3	$1,463.5
Total comprehensive income	77.9	0.4	78.3	60.7	0.4	61.1
Stock-based compensation	2.8	-	2.8	2.5	-	2.5
Exercise of stock options	18.3	-	18.3	16.4	-	16.4
Income tax windfall from stock-based awards, net	8.6	-	8.6	3.5	-	3.5
Acquisition/surrender of common shares	(49.8)	-	(49.8)	(61.9)	-	(61.9)
Issuance of shares related to director’s deferred compensation	0.2	-	0.2	0.8	-	0.8
Dividends to noncontrolling interest	-	(0.4)	(0.4)	-	(0.3)	(0.3)
Cash dividends declared	(24.4)	-	(24.4)	(23.0)	-	(23.0)
EQUITY, MARCH 31,	$1,501.4	$5.7	$1,507.1	$1,458.2	$4.4	$1,462.6

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statement of Comprehensive Income.

HUBBELL INCORPORATED – Form 10-Q – 7

Back to Contents

NOTE 8     Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

The following table sets forth the computation of earnings per share for the three months ended March 31, 2012 and 2011 (in millions, except per share amounts):

	Three Months Ended March 31
	2012	2011
Numerator:
Net income attributable to Hubbell	$63.2	$50.3
Less: Earnings allocated to participating securities	0.2	0.2
Net income available to common shareholders	63.0	50.1
Denominator:
Average number of common shares outstanding	59.2	60.4
Potential dilutive shares	0.7	0.8
Average number of diluted shares outstanding	59.9	61.2
Earnings per share:
Basic	$1.06	$0.83
Diluted	$1.05	$0.82

The Company did not have any anti-dilutive securities during the three months ended March 31, 2012 and 2011.

NOTE 9     Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three months ended March 31, 2012 and 2011 (in millions):

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Three Months Ended March 31
Service cost	$4.2	$3.5	$-	$-
Interest cost	9.0	9.5	0.3	0.4
Expected return on plan assets	(10.0)	(10.5)	-	-
Amortization of prior service cost	0.1	0.1	-	-
Amortization of actuarial losses/(gains)	4.2	2.0	(0.2)	(0.2)
NET PERIODIC BENEFIT COST	$7.5	$4.6	$0.1	$0.2

Employer Contributions

The Company anticipates making required contributions of approximately $2.6 million to its foreign pension plans during 2012, of which $0.6 million has been contributed through March 31, 2012. In addition, the Company may make a voluntary contribution to its foreign pension plans in 2012. Although not required under the Pension Protection Act of 2006, the Company made a voluntary contribution of $5.0 million to its qualified domestic benefit pension plans in April 2012 and may make additional contributions during the balance of the year.

NOTE 10     Guarantees

The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.

The Company records a liability equal to the fair value of guarantees in the Condensed Consolidated Balance Sheet in accordance with the guarantees accounting guidance. As of March 31, 2012, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

HUBBELL INCORPORATED – Form 10-Q – 8

Back to Contents

Changes in the accrual for product warranties during the three months ended March 31, 2012 are set forth below (in millions):

BALANCE AT DECEMBER 31, 2011	$6.2
Provision	2.8
Expenditures/other	(1.9)
BALANCE AT MARCH 31, 2012	$7.1

NOTE 11     Fair Value Measurement

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

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at March 31, 2012 and December 31, 2011 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Total
March 31, 2012
Money market funds (a)	$390.6	$-	$390.6
Available for sale investments	50.0	-	50.0
Trading securities	5.4	-	5.4
Deferred compensation plan liabilities	(5.4)	-	(5.4)
Derivatives:
Forward exchange contracts	-	(0.1)	(0.1)
	$440.6	$(0.1)	$440.5
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Total
December 31, 2011
Money market funds (a)	$336.1	$-	$336.1
Available for sale investments	50.8	-	50.8
Trading securities	4.0	-	4.0
Deferred compensation plan liabilities	(4.0)	-	(4.0)
Derivatives:
Forward exchange contracts	-	0.3	0.3
	$386.9	$0.3	$387.2
(a) Money market funds are reflected in Cash and cash equivalents in the Condensed Consolidated Balance Sheet.

The methods and assumptions used to estimate the Level 2 fair values were as follows:

Forward exchange contracts – The fair value of forward exchange contracts were based on quoted forward foreign exchange prices at the reporting date.

During the three months ended March 31, 2012 there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. During the three months ended March 31, 2012 and as of December 31, 2011, the Company did not have any financial assets or liabilities that fell within the Level 3 hierarchy.

Investments

At March 31, 2012 and December 31, 2011, the Company had $50.0 million and $50.8 million, respectively, of municipal bonds classified as available-for-sale securities. The Company also had $5.4 million and $4.0 million of trading securities at March 31, 2012 and December 31, 2011, respectively. These investments are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

HUBBELL INCORPORATED – Form 10-Q – 9

Back to Contents

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During each of the three months ended March 31, 2012 and 2011, the Company purchased $1.2 million of trading securities related to these deferred compensation plans. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

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

The fair values of derivative instruments in the Condensed Consolidated Balance Sheet are as follows (in millions):

Derivatives designated as hedges	Asset/(Liability) Derivatives
	Balance Sheet Location	Fair Value
		March 31, 2012	December 31, 2011
Forward exchange contracts designated as cash flow hedges	Other accrued liabilities	$(0.2)	$(0.1)
Forward exchange contracts designated as cash flow hedges	Deferred taxes and other	0.1	0.4
		$(0.1)	$0.3

Forward exchange contracts

In 2012 and 2011, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases by one of its Canadian subsidiaries. As of March 31, 2012, the Company had 18 individual forward exchange contracts for $1.0 million each, which have various expiration dates through March 2013. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

Interest rate locks

Prior to the issuance of long-term notes in 2010 and 2008, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2010 interest rate lock resulted in a $1.6 million loss while the 2008 interest rate lock resulted in a $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. The amortization associated with these interest rate locks is reclassified from Accumulated other comprehensive loss to Interest expense, net in the Condensed Consolidated Statement of Income. The reclassification for the three months ended March 31, 2012 and 2011 was not material. As of both March 31, 2012 and December 31, 2011 there was $0.4 million of net unamortized losses reflected in accumulated other comprehensive loss.

The following table summarizes the results of cash flow hedging relationships for the three months ended March 31, 2012 and 2011 (in millions):

Derivative Instrument	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/ (Loss) Reclassified into Income (Effective Portion)	Gain/(Loss) Reclassified into Earnings (Effective Portion)
	2012	2011		2012	2011
Forward exchange contract	$(0.2)	$(0.4)	Cost of goods sold	$0.1	$(0.4)

There was no hedge ineffectiveness with respect to the forward exchange cash flow hedges during the three months ended March 31, 2012 and 2011.

Long-term Debt

The total carrying value of long-term debt as of March 31, 2012 and December 31, 2011 was $596.4 million and $596.3 million, respectively, net of unamortized discount. As of March 31, 2012 and December 31, 2011, the estimated fair value of the long-term debt was $665.8 million and $675.0 million, respectively, based on quoted market prices.

HUBBELL INCORPORATED – Form 10-Q – 10

Back to Contents

ITEM 2   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the United Kingdom, Brazil and Australia. The Company also participates in joint ventures in Taiwan and Hong Kong, and maintains offices in India, Singapore, China, Mexico, South Korea and countries in the Middle East. The Company employs approximately 13,500 individuals worldwide.

The Company’s reporting segments consist of the Electrical segment (comprised of electrical systems products and lighting products) and the Power segment. Results for the three months ended March 31, 2012 are included under “Segment Results” within this Management’s Discussion and Analysis.

We are focused on growing profits and delivering attractive returns to our shareholders by executing a business plan focused on the following key initiatives: revenue growth, price realization, and productivity improvements.

As part of our revenue growth initiative, we remain focused on expanding market share through new product introductions and more effective utilization of sales and marketing efforts across the organization. In addition, we continue to assess opportunities to expand sales through acquisitions of businesses that fill product line gaps or allow for expansion into new markets.

Price realization is a key area of focus for our company. Material costs are approximately two-thirds of our cost of goods sold therefore volatility in this area can impact profitability significantly. As a result, our goal is to achieve parity between pricing and commodity cost increases.

Productivity improvements are also an important initiative for the Company. These programs impact virtually all functional areas within the company by reducing or eliminating waste and improving processes. We continue to expand our efforts surrounding global product and component sourcing and supplier cost reduction programs. Value engineering efforts, product transfers and the use of lean process improvement techniques are expected to increase manufacturing efficiency. In addition, we continue to build upon the benefits of our enterprise resource planning system across all functions and have also implemented a sustainability program across the company. Our goal is to have enough productivity programs to pay for investments in key growth areas as well as offset other inflationary cost increases.

Results of Operations – First Quarter of 2012 compared to the First Quarter of 2011

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended March 31
	2012	% of Net sales	2011	% of Net sales
Net Sales	$723.8		$658.1
Cost of goods sold	489.7		452.9
Gross Profit	234.1	32.3%	205.2	31.2%
Selling & administrative expense	132.4	18.3%	121.6	18.5%
Operating income	101.7	14.1%	83.6	12.7%
Net income attributable to Hubbell	63.2	8.7%	50.3	7.6%
Earnings per share - diluted	$1.05		$0.82

Net Sales

Net sales of $723.8 million for the first quarter of 2012 increased 10% compared to the first quarter of 2011 due to higher organic volume, price realization and acquisitions. Compared to the first quarter of 2011, organic volume increased net sales by approximately seven percentage points due to improving market conditions and new product growth. Additionally, price realization and acquisitions added two and one percentage points, respectively, to net sales.

Gross Profit

The consolidated gross profit margin in the first quarter of 2012 was 32.3% compared to 31.2% in the first quarter of 2011. The increase in gross profit margin was due to productivity improvements and price realization partially offset by inflationary cost increases and slightly higher commodity costs.

Selling & Administrative Expenses (“S&A”)

S&A expenses in the first quarter of 2012 were $132.4 million compared to $121.6 million in the first quarter of 2011. As a percentage of net sales, S&A expenses declined to 18.3% in the first quarter of 2012 compared to 18.5% in the first quarter of 2011 due to higher sales volume partially offset by higher wage, benefit and advertising costs.

HUBBELL INCORPORATED – Form 10-Q – 11

Back to Contents

Total Other Expense

Total other expense decreased $2.5 million in the first quarter of 2012 compared to the first quarter of 2011. This decrease is primarily due to net foreign currency transaction gains in the first quarter of 2012 compared to net foreign currency transaction losses in the first quarter of 2011.

Income Taxes

The effective tax rate in the first quarter of 2012 increased to 32.8% from 31.5% in the first quarter of 2011. This increase is primarily due the research and development tax credit not being extended for 2012 and a higher percentage of domestic income.

Net income attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell and earnings per diluted share increased 26% and 28% respectively in the first quarter of 2012 compared to the first quarter of 2011. These increases are due to higher operating income partially offset by a higher effective tax rate. In addition, earnings per diluted share reflect a decrease in the average shares outstanding in the first quarter of 2012 compared to the first quarter of 2011.

Segment Results

ELECTRICAL

(In millions)	Three Months Ended March 31
	2012	2011
Net sales	$505.1	$466.1
Operating income	$63.8	$57.6
Operating margin	12.6%	12.4%

Net sales in the Electrical segment increased 8% in the first quarter of 2012 compared with the first quarter of 2011. Compared to the first quarter of 2011, organic volume increased net sales by approximately five percentage points while acquisitions and price realization added two and one percentage points, respectively, to net sales.

Within the segment, electrical systems products net sales increased 11% in the first quarter of 2012 compared to the first quarter of 2011 due to higher organic volume, acquisitions and price realization. Sales of lighting products increased 3% in the first quarter of 2012 compared to 2011 due to price realization and higher organic volume. Compared to the first quarter of 2011, sales of commercial and industrial lighting products increased 2% primarily driven by stronger demand in the retrofit, relight and controls markets offset by continued weakness in new construction. Sales of residential lighting products increased 11% year-over-year due to stronger demand in the multi-family housing and renovation markets.

Operating income in the first quarter of 2012 increased 11% to $63.8 million compared to the first quarter of 2011 and operating margin increased by 20 basis points to 12.6%. Operating income increased primarily due to higher volume, price realization and slightly lower commodity costs partially offset by cost increases including wages, benefits and marketing programs.

POWER

(In millions)	Three Months Ended March 31
	2012	2011
Net sales	$218.7	$192.0
Operating income	$37.9	$26.0
Operating margin	17.3%	13.5%

Net sales in the Power segment increased 14% in the first quarter of 2012 compared to the first quarter of 2011. Organic volume increased net sales by approximately twelve percentage points due to strong growth in both domestic transmission and distribution products, and international sales. Price realization was favorable by two percentage points.

Operating income in first quarter of 2012 increased 46% to $37.9 million compared to the first quarter of 2011 and operating margin increased by 380 basis points to 17.3%. The operating income and margin increases were primarily due to the higher volume, productivity, including improved factory efficiency, and price realization partially offset by cost increases, including commodities, wages, pension and benefits.

HUBBELL INCORPORATED – Form 10-Q – 12

Back to Contents

Outlook

For 2012, we expect our overall net sales to increase by six to eight percent compared to 2011. Within our Electrical segment, we expect five to seven percent growth and our Power segment is expected to grow between seven and nine percent. The non-residential market is expected grow slightly as strong demand from retrofit and relighting projects is expected be partially offset by weakness in the new construction market. The utility market is expected to grow with increases anticipated for our distribution products and the recent growth we have experienced for transmission related projects is expected to continue throughout 2012. The industrial market is also expected to continue to expand. For the residential market, we anticipate modest growth in 2012. Acquisitions are expected to contribute two percentage points of the overall net sales increase; this includes the April 2012 acquisition of TayMac Corporation (“TayMac”) for approximately $42 million. TayMac is engaged in the business of manufacturing and distributing enclosures and boxes. This acquisition will be added to the Company’s Electrical segment.

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

Financial Condition, Liquidity and Capital Resources

Cash Flow

(In millions)	Three Months Ended March 31
	2012	2011
Net cash provided by (used in):
Operating activities	$45.1	$53.5
Investing activities	(16.3)	(19.0)
Financing activities	(40.6)	(62.1)
Effect of foreign currency exchange rate changes on cash and cash equivalents	4.6	3.8
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(7.2)	$(23.8)

Cash provided by operating activities for the three months ended March 31, 2012 decreased from the comparable period in 2011 primarily due to a greater use of cash for working capital partially offset by higher net income. Cash used for working capital was $38.6 million and $20.0 million for the three month periods ended March 31, 2012 and 2011, respectively. This increase is primarily due to increased levels of inventory and higher disbursements of accounts payable and customer incentives partially offset by higher collections of accounts receivable.

Investing activities used cash of $16.3 million in the first quarter of 2012 compared to cash used of $19.0 million during the comparable period in 2011. During the first quarter ended March 31, 2012, the Company had lower capital expenditures offset by the $10.9 million acquisition of Cableform. Financing activities used cash of $40.6 million in the first quarter of 2012 compared to $62.1 million of cash used during the comparable period of 2011 primarily as a result of lower spending on the repurchase of common shares.

Investments in the Business

Investments in our business include both expenditures required to maintain the operation of our equipment and facilities as well as cash outlays in support of our strategic initiatives. During the first three months of 2012, we used cash of $11.4 million for capital expenditures, a decrease of $10.6 million from the comparable period of 2011. During the first quarter of 2011, the Company purchased a facility in Switzerland for approximately $13 million that had previously been leased.

During the first quarter of 2012, the Company completed the acquisition of Cableform for $10.9 million. The Company continues to assess opportunities to expand sales through acquisitions of businesses that fill product gaps or allow for expansion into new markets. See also Note 2-Business Acquisitions in the Notes to Condensed Consolidated Financial Statements.

In September 2011, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. During the three months ended March 31, 2012, the Company spent $42.1 million on the repurchase of common shares. As of March 31, 2012, $157.9 million remains authorized for future repurchases under this program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

HUBBELL INCORPORATED – Form 10-Q – 13

Back to Contents

Debt to Capital

At March 31, 2012, the Company had $596.4 million of senior long-term notes, net of unamortized discount. These long-term fixed-rate notes, with amounts of $300 million due in both 2018 and 2022, respectively, are callable with a make whole provision and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at March 31, 2012.

The Company has a credit agreement for a 6.0 million Brazilian Real line of credit to fund its Brazilian operations. At March 31, 2012, 0.5 million Brazilian Reais were drawn (equivalent to $0.3 million) and reflected as short-term debt. This line of credit expires in October 2012 and is not subject to annual commitment fees.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	March 31, 2012	December 31, 2011
Total Debt	$596.7	$599.2
Total Hubbell Shareholders’ Equity	1,501.4	1,467.8
TOTAL CAPITAL	$2,098.1	$2,067.0
Debt to Total Capital	28%	29%
Cash and Investments	617.8	624.4
NET DEBT	$(21.1)	$(25.2)
Net Debt to Total Capital	-1%	-1%

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

In February 2012, the Company’s Board of Directors approved an increase in the common stock dividend rate from $0.38 to $0.41 per share per quarter. The increased quarterly dividend payment commenced with the April 11, 2012 dividend payment made to the shareholders of record on March 5, 2012.

As of March 31, 2012, the Company’s $500 million revolving credit facility had not been drawn against. The credit facility, which serves as a backup to our commercial paper program, is scheduled to expire in October 2016. The interest rate applicable to borrowing under the credit agreement is generally either the prime rate or a surcharge over LIBOR. The single financial covenant in the $500 million credit facility, which the Company is in compliance with, requires that total debt not exceed 55% of total capitalization. Annual commitment fees to support availability under the credit facility are not material.

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

We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2011. Since December 31, 2011, there were no material changes to our contractual obligations.

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

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first three months of 2012, there were no significant changes in our estimates and critical accounting policies.

HUBBELL INCORPORATED – Form 10-Q – 14

Back to Contents

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about capital resources, performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in operating results, anticipated market conditions and economic recovery are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending”, “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

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

•

Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Any such forward-looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements. The Company disclaims any duty to update any forward-looking statement, all of which are expressly qualified by the foregoing, other than as required by law.

HUBBELL INCORPORATED – Form 10-Q – 15

Back to Contents

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the first three months of 2012. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4   Controls and Procedures

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective to allow timely decisions regarding disclosure.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED – Form 10-Q – 16

Back to Contents

PART II OTHER INFORMATION

ITEM 1A   Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In September 2011, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. During the three months ended March 31, 2012, the Company spent $42.1 million on the repurchase of Class B Common Stock. The Company did not repurchase any Class A Common Stock during the three months ended March 31, 2012. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

Period	Total Number of Class B Shares Purchased	Average Price Paid per Class B Share	Approximate Value of Shares that May Yet Be Purchased Under the Programs
	(000’s)		(in millions)
Balance as of December 31, 2011			$200.0
January 2012	-	$-	$200.0
February 2012	133	76.55	$189.8
March 2012	416	76.61	$157.9
TOTAL FOR THE QUARTER ENDED MARCH 31, 2012	549	$76.60

HUBBELL INCORPORATED – Form 10-Q – 17

Back to Contents

ITEM 6   Exhibits

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

* Filed herewith.

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

Date: April 20, 2012	HUBBELL INCORPORATED
/s/ David G. Nord	/s/ Darrin S. Wegman
David G. Nord	Darrin S. Wegman
Senior Vice President and Chief Financial Officer	Vice President, Controller (Chief Accounting Officer)

HUBBELL INCORPORATED – Form 10-Q – 18