Form 10-Q
period 2012-06-30
HUBBELL INC
filed 2012-07-20
CIK 48898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of July 16, 2012 were 7,167,506 and 52,182,261, respectively.

Back to Contents

Index

PART I	FINANCIAL INFORMATION	1
ITEM 1	Financial Statements	1
Condensed Consolidated Statement of Income (unaudited)	1
Condensed Consolidated Statement of Comprehensive Income (unaudited)	2
Condensed Consolidated Balance Sheet (unaudited)	3
Condensed Consolidated Statement of Cash Flows (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	18
ITEM 4	Controls and Procedures	18
PART II	OTHER INFORMATION	19
ITEM 1A	Risk Factors	19
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	19
ITEM 6	Exhibits	20

Back to Contents

PART I FINANCIAL INFORMATION

ITEM 1   Financial Statements

Condensed Consolidated Statement of Income (unaudited)

(in millions, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net Sales	$778.4	$709.2	$1,502.2	$1,367.3
Cost of goods sold	518.6	479.3	1,008.3	932.2
Gross Profit	259.8	229.9	493.9	435.1
Selling & administrative expenses	135.3	124.8	267.7	246.4
Operating income	124.5	105.1	226.2	188.7
Interest expense, net	(7.1)	(7.5)	(14.3)	(15.0)
Other expense, net	(1.3)	(1.7)	(1.2)	(3.8)
Total other expense	(8.4)	(9.2)	(15.5)	(18.8)
Income before income taxes	116.1	95.9	210.7	169.9
Provision for income taxes	38.1	30.2	69.1	53.5
Net income	78.0	65.7	141.6	116.4
Less: Net income attributable to noncontrolling interest	0.5	0.5	0.9	0.9
Net income attributable to Hubbell	$77.5	$65.2	$140.7	$115.5
Earnings per share
Basic	$1.31	$1.08	$2.37	$1.91
Diluted	$1.29	$1.07	$2.34	$1.89
Cash dividends per common share	$0.41	$0.38	$0.82	$0.76
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED – Form 10-Q – 1

Back to Contents

Condensed Consolidated Statement of Comprehensive Income (unaudited)

(in millions)	Three Months Ended June 30
	2012	2011
Net income	$78.0	$65.7
Other comprehensive income:
Foreign currency translation adjustments	(16.1)	6.4
Amortization of pension and post retirement benefit plans’ prior service costs and net actuarial losses, net of taxes of $1.4 and $0.8	2.4	1.3
Unrealized gain on investments, net of taxes $0.0 and $0.2	-	0.2
Unrealized gain on cash flow hedges, net of taxes of $0.0 and $0.0	0.2	0.1
Other comprehensive income	(13.5)	8.0
Comprehensive income	64.5	73.7
Less: Comprehensive income attributable to noncontrolling interest	0.5	0.5
Comprehensive income attributable to Hubbell	$64.0	$73.2
See notes to unaudited condensed consolidated financial statements.

(in millions)	Six Months Ended June 30
	2012	2011
Net income	$141.6	$116.4
Other comprehensive income:
Foreign currency translation adjustments	(3.6)	15.5
Amortization of pension and post retirement benefit plans’ prior service costs and net actuarial losses, net of taxes $2.9 and $1.5	5.1	2.7
Unrealized (loss) gain on investments, net of taxes $0.1 and $0.2	(0.2)	0.2
Unrealized loss on cash flow hedges, net of taxes $0.1 and $0.0	(0.1)	-
Other comprehensive income	1.2	18.4
Comprehensive income	142.8	134.8
Less: Comprehensive income attributable to noncontrolling interest	0.9	0.9
Comprehensive income attributable to Hubbell	$141.9	$133.9
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED – Form 10-Q – 2

Back to Contents

Condensed Consolidated Balance Sheet (unaudited)

(in millions)	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$544.6	$569.6
Short-term investments	15.2	12.8
Accounts receivable, net	437.6	394.3
Inventories, net	355.3	318.3
Deferred taxes and other	53.2	58.5
Total Current Assets	1,405.9	1,353.5
Property, Plant, and Equipment, net	356.5	359.6
Other Assets
Investments	38.5	42.0
Goodwill	746.7	727.3
Intangible assets, net	283.6	269.5
Other long-term assets	78.1	94.6
TOTAL ASSETS	$2,909.3	$2,846.5
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$0.2	$2.9
Accounts payable	235.0	215.7
Accrued salaries, wages and employee benefits	52.6	71.1
Accrued insurance	47.1	46.2
Dividends payable	24.3	22.5
Other accrued liabilities	121.4	133.7
Total Current Liabilities	480.6	492.1
Long-Term Debt	596.5	596.3
Other Non-Current Liabilities	281.1	284.6
TOTAL LIABILITIES	1,358.2	1,373.0
Total Hubbell Shareholders’ Equity	1,545.2	1,467.8
Noncontrolling interest	5.9	5.7
Total Equity	1,551.1	1,473.5
TOTAL LIABILITIES AND EQUITY	$2,909.3	$2,846.5
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED – Form 10-Q – 3

Back to Contents

Condensed Consolidated Statement of Cash Flows (unaudited)

(in millions)	Six Months Ended June 30
	2012	2011
Cash Flows from Operating Activities
Net income	$141.6	$116.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.0	34.8
Deferred income taxes	6.8	15.3
Stock-based compensation	5.3	5.1
Tax benefit on stock-based awards	(9.3)	(3.9)
Changes in assets and liabilities:
Increase in accounts receivable, net	(37.7)	(62.5)
Increase in inventories, net	(30.6)	(22.3)
(Decrease) increase in current liabilities	(7.8)	34.4
Changes in other assets and liabilities, net	10.6	2.4
Contribution to defined benefit pension plans	(6.3)	(1.4)
Other, net	(1.0)	(1.9)
Net cash provided by operating activities	104.6	116.4
Cash Flows from Investing Activities
Capital expenditures	(21.0)	(31.1)
Acquisition of businesses, net of cash acquired	(53.0)	-
Purchases of available-for-sale investments	(2.7)	(3.8)
Proceeds from available-for-sale investments	4.8	2.9
Other, net	6.3	4.0
Net cash used in investing activities	(65.6)	(28.0)
Cash Flows from Financing Activities
Short-term debt borrowings, net	(2.7)	0.3
Payment of dividends	(46.9)	(44.9)
Payment of dividends to noncontrolling interest	(0.7)	(0.7)
Acquisition of common shares	(42.1)	(82.2)
Proceeds from exercise of stock options	19.8	17.0
Tax benefit on stock-based awards	9.3	3.9
Other, net	0.2	0.1
Net cash used in financing activities	(63.1)	(106.5)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.9)	7.8
Decrease in cash and cash equivalents	(25.0)	(10.3)
Cash and cash equivalents
Beginning of period	569.6	520.7
End of period	$544.6	$510.4
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED – Form 10-Q – 4

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of the periods presented have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

In June 2011, the FASB amended the guidance regarding the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income. The Company elected to report other comprehensive income and its components in a separate statement of comprehensive income and adopted the amendment effective January 1, 2012.

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

NOTE 2     Business Acquisitions

During the second quarter of 2012, the Company completed the acquisition of the majority of the net assets of TayMac Corporation (“TayMac”) for $42.1 million, net of cash received. TayMac designs and sells enclosures and boxes. This acquisition has been added to the Electrical segment.

This acquisition has been accounted for as a business combination and has resulted in the recognition of intangible assets of $18.4 million and goodwill of $15.8 million. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Tangible assets acquired	$10.7
Intangible assets	18.4
Goodwill	15.8
Liabilities assumed	(2.8)
TOTAL CASH CONSIDERATION	$42.1

The $18.4 million of intangible assets consists primarily of customer relationships, patents and tradenames that are expected to be amortized over periods ranging between 15 and 20 years. The goodwill relates to a number of factors built into the purchase price, including the future earnings and cash flow potential of the business as well as the complementary strategic fit and resulting synergies it brings to the Company’s existing operations. All of the goodwill is expected to be deductible for tax purposes.

During the first quarter of 2012 the Company completed the acquisition of Cableform Inc. (“Cableform”) for $10.9 million, net of cash received. Cableform designs and manufactures motor controls principally for the steel and mining industries. The acquisition has been added to the Electrical segment and has resulted in the recognition of intangible assets of $4.5 million and goodwill of $4.5 million. The $4.5 million of intangible assets consists primarily of customer relationships and tradenames that are expected to be amortized over 20 years. None of the goodwill is expected to be deductible for tax purposes.

The Condensed Consolidated Financial Statements include the results of operations of the acquired businesses from their respective dates of acquisition. Net sales and earnings related to these acquisitions for the three and six months ended June 30, 2012 were not significant to the consolidated results. Pro forma information related to these acquisitions has not been included because the impact to the Company’s consolidated results of operations was not material.

HUBBELL INCORPORATED – Form 10-Q – 5

Back to Contents

NOTE 3     Segment Information

The Company’s reporting segments consist of the Electrical segment and the Power segment. The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2012	2011	2012	2011	2012	2011
Three Months Ended June 30,
Electrical	$536.3	$497.9	$81.2	$69.2	15.1%	13.9%
Power	242.1	211.3	43.3	35.9	17.9%	17.0%
TOTAL	$778.4	$709.2	$124.5	$105.1	16.0%	14.8%
Six Months Ended June 30,
Electrical	$1,041.4	$964.0	$145.0	$126.8	13.9%	13.2%
Power	460.8	403.3	81.2	61.9	17.6%	15.3%
TOTAL	$1,502.2	$1,367.3	$226.2	$188.7	15.1%	13.8%

NOTE 4     Inventories, net

Inventories, net are comprised of the following (in millions):

	June 30, 2012	December 31, 2011
Raw material	$128.2	$122.2
Work-in-process	81.0	71.3
Finished goods	236.9	213.3
	446.1	406.8
Excess of FIFO over LIFO cost basis	(90.8)	(88.5)
TOTAL	$355.3	$318.3

NOTE 5     Goodwill and Intangible Assets, net

Changes in the carrying values of goodwill for the six months ended June 30, 2012, by segment, were as follows (in millions):

	Segment		Total
	Electrical	Power
BALANCE DECEMBER 31, 2011	$453.0	$274.3	$727.3
Acquisitions	20.3	-	20.3
Translation adjustments	0.3	(1.2)	(0.9)
BALANCE JUNE 30, 2012	$473.6	$273.1	$746.7

In 2012, the Company completed the acquisitions of TayMac and Cableform for $42.1 million and $10.9 million, respectively, net of cash received. These acquisitions have been accounted for as business combinations and have resulted in the recognition of $20.3 million of goodwill. See also Note 2 – Business Acquisitions.

The Company performs its goodwill impairment testing as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. Goodwill impairment testing involves a two step process. Step 1 compares the fair value of the Company’s reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. If the carrying value of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment. In 2011, the FASB amended its goodwill guidance by providing entities an option to use a qualitative approach to test goodwill for impairment. The Company elected to bypass the qualitative assessment option for its 2012 goodwill impairment testing and proceeded directly to Step 1 of the two step impairment process; however the Company may elect to use the qualitative assessment option in future years.

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

HUBBELL INCORPORATED – Form 10-Q – 6

Back to Contents

As of April 1, 2012, the impairment testing resulted in implied fair values for each reporting unit that exceeded the reporting unit’s carrying value, including goodwill. The Company did not have any reporting units at risk of failing Step 1 of the impairment test as the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) ranged from approximately 75% to approximately 320% for the respective reporting units. Additionally, the Company did not have any reporting units with zero or negative carrying amounts.

The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheet is as follows (in millions):

	June 30, 2012		December 31, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$96.5	$(20.8)	$86.6	$(19.0)
Customer/Agent relationships and other	205.1	(53.3)	192.3	(46.5)
Total	301.6	(74.1)	278.9	(65.5)
Indefinite-lived:
Tradenames and other	56.1	-	56.1	-
TOTAL	$357.7	$(74.1)	$335.0	$(65.5)

Amortization expense associated with these definite-lived intangible assets was $8.8 million and $8.3 million for the six months ended June 30, 2012 and 2011. Future amortization expense associated with these intangible assets is expected to be $8.7 million for the remainder of 2012, $17.5 million in 2013, $16.8 million in 2014, $15.2 million in 2015, $14.5 million in 2016 and $13.4 million in 2017.

NOTE 6     Other Accrued Liabilities

Other accrued liabilities are comprised of the following, (in millions):

	June 30, 2012	December 31, 2011
Customer program incentives	$21.6	$32.6
Accrued income taxes	23.3	23.3
Deferred revenue	17.1	18.1
Other	59.4	59.7
TOTAL	$121.4	$133.7

NOTE 7     Total Equity

Total equity is comprised of the following (in millions, except per share amounts):

	June 30, 2012	December 31, 2011
Common stock, $.01 par value:
Class A - authorized 50.0 shares; issued and outstanding 7.2 and 7.2 shares	$0.1	$0.1
Class B - authorized 150.0 shares; issued and outstanding 52.2 and 52.0 shares	0.5	0.5
Additional paid-in-capital	86.0	101.8
Retained earnings	1,607.8	1,515.8
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(148.6)	(153.7)
Cumulative translation adjustment	(1.1)	2.5
Unrealized gain on investment, net of tax	0.8	1.0
Cash flow hedge loss, net of tax	(0.3)	(0.2)
Total Accumulated other comprehensive loss	(149.2)	(150.4)
Hubbell shareholders’ equity	1,545.2	1,467.8
Noncontrolling interest	5.9	5.7
TOTAL EQUITY	$1,551.1	$1,473.5

HUBBELL INCORPORATED – Form 10-Q – 7

Back to Contents

A summary of the changes in equity for the six months ended June 30, 2012 and 2011 is provided below (in millions):

	Six Months Ended June 30
	2012			2011
	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity
EQUITY, JANUARY 1,	$1,467.8	$5.7	$1,473.5	$1,459.2	$4.3	$1,463.5
Total comprehensive income	141.9	0.9	142.8	133.9	0.9	134.8
Stock-based compensation	5.2	-	5.2	5.1	-	5.1
Exercise of stock options	19.8	-	19.8	17.0	-	17.0
Income tax windfall from stock-based awards, net	9.3	-	9.3	3.9	-	3.9
Acquisition/surrender of common shares	(50.3)	-	(50.3)	(84.3)	-	(84.3)
Issuance of shares related to director’s deferred compensation	0.2	-	0.2	0.8	-	0.8
Dividends to noncontrolling interest	-	(0.7)	(0.7)	-	(0.7)	(0.7)
Cash dividends declared	(48.7)	-	(48.7)	(45.8)	-	(45.8)
EQUITY, JUNE 30,	$1,545.2	$5.9	$1,551.1	$1,489.8	$4.5	$1,494.3

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

The following table sets forth the computation of earnings per share for the three and six months ended June 30, 2012 and 2011 (in millions, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Numerator:
Net income attributable to Hubbell	$77.5	$65.2	$140.7	$115.5
Less: Earnings allocated to participating securities	0.3	0.3	0.5	0.5
Net income available to common shareholders	$77.2	$64.9	$140.2	$115.0
Denominator:
Average number of common shares outstanding	59.1	60.0	59.2	60.2
Potential dilutive shares	0.6	0.8	0.6	0.8
Average number of diluted shares outstanding	59.7	60.8	59.8	61.0
Earnings per share:
Basic	$1.31	$1.08	$2.37	$1.91
Diluted	$1.29	$1.07	$2.34	$1.89

The Company did not have any anti-dilutive securities during the three and six months ended June 30, 2012 and 2011.

HUBBELL INCORPORATED – Form 10-Q – 8

Back to Contents

NOTE 9     Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three and six months ended June 30, 2012 and 2011 (in millions):

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Three Months Ended June 30
Service cost	$3.9	$3.5	$-	$-
Interest cost	9.1	9.6	0.4	0.4
Expected return on plan assets	(9.9)	(10.5)	-	-
Amortization of prior service cost	-	0.1	-	-
Amortization of actuarial losses/(gains)	4.1	2.1	(0.3)	(0.2)
NET PERIODIC BENEFIT COST	$7.2	$4.8	$0.1	$0.2
Six Months Ended June 30
Service cost	$8.1	$7.0	$-	$-
Interest cost	18.1	19.1	0.7	0.8
Expected return on plan assets	(19.9)	(21.0)	-	-
Amortization of prior service cost	0.1	0.2	-	-
Amortization of actuarial losses/(gains)	8.3	4.1	(0.5)	(0.4)
NET PERIODIC BENEFIT COST	$14.7	$9.4	$0.2	$0.4

Employer Contributions

The Company anticipates making required contributions of approximately $2.6 million to its foreign pension plans during 2012, of which $1.3 million has been contributed through June 30, 2012. In addition, the Company may make a voluntary contribution to its foreign pension plans in 2012. Although not required under the Pension Protection Act of 2006, the Company made a $5.0 million voluntary contribution to its qualified domestic benefit pension plans during the six months ended June 30, 2012 and intends to make additional contributions during the remainder of the year.

NOTE 10     Guarantees

The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.

The Company records a liability equal to the fair value of guarantees in the Condensed Consolidated Balance Sheet in accordance with the guarantees accounting guidance. As of June 30, 2012, the fair value and maximum potential payment related to the Company’s guarantees were not material.

The Company offers product warranties which cover potential defects on most of its products. These warranties primarily apply to products that are properly installed, maintained and used for their intended purpose. The Company accrues estimated warranty costs at the time of sale. Estimated warranty expenses, recorded in cost of goods sold, are based upon historical information such as past experience, product failure rates, or the number of units to be repaired or replaced. Adjustments are made to the product warranty accrual as claims are incurred, additional information becomes known or as historical experience indicates.

Changes in the accrual for product warranties during the six months ended June 30, 2012 are set forth below (in millions):

BALANCE AT DECEMBER 31, 2011	$6.2
Provision	5.0
Expenditures/other	(4.2)
BALANCE AT JUNE 30, 2012	$7.0

HUBBELL INCORPORATED – Form 10-Q – 9

Back to Contents

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

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at June 30, 2012 and December 31, 2011 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Total
June 30, 2012
Money market funds (a)	$302.6	$-	$302.6
Available for sale investments	48.2	-	48.2
Trading securities	5.5	-	5.5
Deferred compensation plan liabilities	(5.5)	-	(5.5)
Derivatives:
Forward exchange contracts	-	0.2	0.2
	$350.8	$0.2	$351.0
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Total
December 31, 2011
Money market funds (a)	$336.1	$-	$336.1
Available for sale investments	50.8	-	50.8
Trading securities	4.0	-	4.0
Deferred compensation plan liabilities	(4.0)	-	(4.0)
Derivatives:
Forward exchange contracts	-	0.3	0.3
	$386.9	$0.3	$387.2
(a) Money market funds are reflected in Cash and cash equivalents in the Condensed Consolidated Balance Sheet.

The methods and assumptions used to estimate the Level 2 fair values were as follows:

Forward exchange contracts – The fair value of forward exchange contracts were based on quoted forward foreign exchange prices at the reporting date.

During the three and six months ended June 30, 2012 there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. During the six months ended June 30, 2012 and as of December 31, 2011, the Company did not have any financial assets or liabilities that fell within the Level 3 hierarchy.

Investments

At June 30, 2012 and December 31, 2011, the Company had $48.2 million and $50.8 million, respectively, of municipal bonds classified as available-for-sale securities. The Company also had $5.5 million and $4.0 million of trading securities at June 30, 2012 and December 31, 2011, respectively. These investments are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During the six months ended June 30, 2012 and 2011, the Company purchased $1.3 and $1.4 million, respectively, of trading securities related to these deferred compensation plans. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

HUBBELL INCORPORATED – Form 10-Q – 10

Back to Contents

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

The fair values of derivative instruments in the Condensed Consolidated Balance Sheet are as follows (in millions):

Derivatives designated as hedges	Asset/(Liability) Derivatives
	Balance Sheet Location	Fair Value
		June 30, 2012	December 31, 2011
Forward exchange contracts designated as cash flow hedges	Other accrued liabilities	$-	$(0.1)
Forward exchange contracts designated as cash flow hedges	Deferred taxes and other	0.2	0.4
		$0.2	$0.3

Forward exchange contracts

In 2012 and 2011, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases by one of its Canadian subsidiaries. As of June 30, 2012, the Company had 18 individual forward exchange contracts for $1.0 million each, which have various expiration dates through June 2013. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

Interest rate locks

Prior to the issuance of long-term notes in 2010 and 2008, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2010 interest rate lock resulted in a $1.6 million loss while the 2008 interest rate lock resulted in a $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. The amortization associated with these interest rate locks is reclassified from Accumulated other comprehensive loss to Interest expense, net in the Condensed Consolidated Statement of Income. The amortization reclassification for the three and six months ended June 30, 2012 and 2011 was not material. As of both June 30, 2012 and December 31, 2011 there was $0.4 million of net unamortized losses reflected in accumulated other comprehensive loss.

The following table summarizes the results of cash flow hedging relationships for the three months ended June 30, 2012 and 2011 (in millions):

Derivative Instrument	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/ (Loss) Reclassified into Income (Effective Portion)	Gain/(Loss) Reclassified into Earnings (Effective Portion)
	2012	2011		2012	2011
Forward exchange contract	$0.2	$(0.1)	Cost of goods sold	$-	$(0.4)

The following table summarizes the results of cash flow hedging relationships for the six months ended June 30, 2012 and 2011, (in millions):

Derivative Instrument	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/ (Loss) Reclassified into Income (Effective Portion)	Loss Reclassified into Earnings (Effective Portion)
	2012	2011		2012	2011
Forward exchange contract	$(0.1)	$(0.5)	Cost of goods sold	$0.1	$(0.7)

There was no hedge ineffectiveness with respect to the forward exchange cash flow hedges during the three and six months ended June 30, 2012 and 2011.

Long-term Debt

The total carrying value of long-term debt as of June 30, 2012 and December 31, 2011 was $596.5 million and $596.3 million, respectively, net of unamortized discount. As of June 30, 2012 and December 31, 2011, the estimated fair value of the long-term debt was $689.8 million and $675.0 million, respectively, based on quoted market prices.

HUBBELL INCORPORATED – Form 10-Q – 11

Back to Contents

ITEM 2   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the United Kingdom, Brazil and Australia. The Company also participates in joint ventures in Taiwan and Hong Kong, and maintains offices in India, Singapore, China, Mexico, South Korea and countries in the Middle East. The Company employs approximately 14,000 individuals worldwide.

The Company’s reporting segments consist of the Electrical segment (comprised of electrical systems products and lighting products) and the Power segment. Results for the three and six months ended June 30, 2012 are included under “Segment Results” within this Management’s Discussion and Analysis.

The Company is focused on growing profits and delivering attractive returns to our shareholders by executing a business plan focused on the following key initiatives: revenue growth, price realization and productivity improvements.

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

Productivity improvements are also an important initiative for the Company. These programs impact virtually all functional areas within the company by reducing or eliminating waste and improving processes. We continue to expand our efforts surrounding global product and component sourcing and supplier cost reduction programs. Value engineering efforts, product transfers and the use of lean process improvement techniques are expected to increase manufacturing efficiency. In addition, we continue to build upon the benefits of our enterprise resource planning system across all functions and have also implemented a sustainability program across the organization. Our goal is to have enough productivity programs to pay for investments in key growth areas as well as offset other inflationary cost increases.

Results of Operations – Second Quarter of 2012 compared to the Second Quarter of 2011

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended June 30
	2012	% of Net sales	2011	% of Net sales
Net Sales	$778.4		$709.2
Cost of goods sold	518.6		479.3
Gross Profit	259.8	33.4%	229.9	32.4%
Selling & administrative expense	135.3	17.4%	124.8	17.6%
Operating income	124.5	16.0%	105.1	14.8%
Net income attributable to Hubbell	77.5	10.0%	65.2	9.2%
Earnings per share - diluted	$1.29		$1.07

Net Sales

Net sales of $778.4 million for the second quarter of 2012 increased 10% compared to the second quarter of 2011 due to higher organic volume, acquisitions and price realization partially offset by unfavorable foreign currency translation. Compared to the second quarter of 2011, organic volume increased net sales by approximately eight percentage points due to improved market conditions and new product growth. Additionally, acquisitions and price realization added two and one percentage points, respectively, to net sales. Foreign currency translation reduced net sales by one percentage point.

Cost of goods sold

As a percentage of net sales, cost of goods sold decreased to 66.6% in the second quarter of 2012 compared to 67.6% in the second quarter of 2011 due to the impact of price realization and lower commodity costs.

Gross Profit

The consolidated gross profit margin in the second quarter of 2012 was 33.4% compared to 32.4% in the second quarter of 2011. The increase in gross profit margin was due to price realization, slightly lower commodity costs and leveraging the higher sales volume. In addition, productivity essentially offset inflationary cost increases.

HUBBELL INCORPORATED – Form 10-Q – 12

Back to Contents

Selling & Administrative Expenses (“S&A”)

S&A expenses in the second quarter of 2012 were $135.3 million compared to $124.8 million in the second quarter of 2011. As a percentage of net sales, S&A expenses declined to 17.4% in the second quarter of 2012 compared to 17.6% in the second quarter of 2011 due to leveraging the higher sales volume partially offset by higher wage and benefit costs.

Total Other Expense

Total other expense was $8.4 million in the second quarter of 2012 compared to $9.2 million in the second quarter of 2011. This $0.8 million decrease is primarily due to both net foreign currency transaction losses and net interest expense being lower in the second quarter of 2012 compared to the second quarter of 2011.

Income Taxes

The effective tax rate in the second quarter of 2012 increased to 32.8% from 31.5% in the second quarter of 2011. This increase is primarily due to the federal research and development tax credit not being extended for 2012 and a higher percentage of domestic income in the current year.

Net income attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell and earnings per diluted share increased 19% and 21% respectively in the second quarter of 2012 compared to the second quarter of 2011. These increases are due to higher operating income partially offset by a higher effective tax rate. In addition, earnings per diluted share reflect a decrease in the average number of shares outstanding in the second quarter of 2012 compared to the second quarter of 2011.

Segment Results

ELECTRICAL

(In millions)	Three Months Ended June 30
	2012	2011
Net sales	$536.3	$497.9
Operating income	$81.2	$69.2
Operating margin	15.1%	13.9%

Net sales in the Electrical segment increased 8% in the second quarter of 2012 compared with the second quarter of 2011. Compared to the second quarter of 2011, organic volume increased net sales by approximately five percentage points while acquisitions and price realization added three and one percentage points, respectively, to net sales. Foreign currency translation reduced net sales by one percentage point.

Within the segment, electrical systems products net sales increased 12% in the second quarter of 2012 compared to the second quarter of 2011 due to higher organic volume, acquisitions and price realization. Sales of lighting products were flat in the second quarter of 2012 compared to 2011 due to favorable price realization offset by lower organic volume. Compared to the second quarter of 2011, sales of commercial and industrial lighting products decreased 4% primarily driven by continued weakness in public construction partially offset by stronger demand in the retrofit and relight markets. Sales of residential lighting products increased 21% year-over-year due to stronger demand in the multi-family housing and renovation markets.

Operating income in the second quarter of 2012 increased 17% to $81.2 million compared to the second quarter of 2011 and operating margin increased by 120 basis points to 15.1%. Operating income increased primarily due to price realization, lower commodity costs, higher volume and acquisitions. Productivity improvements essentially offset cost increases including wages, benefits and other personnel costs.

POWER

(In millions)	Three Months Ended June 30
	2012	2011
Net sales	$242.1	$211.3
Operating income	$43.3	$35.9
Operating margin	17.9%	17.0%

Net sales in the Power segment increased 15% in the second quarter of 2012 compared to the second quarter of 2011. Organic volume increased net sales by approximately fourteen percentage points due to strong growth in domestic transmission and distribution products. Price realization was favorable by two percentage points. Foreign currency translation reduced net sales by one percentage point.

Operating income in the second quarter of 2012 increased 21% to $43.3 million compared to the second quarter of 2011 and operating margin increased by 90 basis points to 17.9%. The operating income and margin increases were primarily due to the higher volume, productivity and price realization partially offset by cost increases, including commodities, wages, pension and benefits.

HUBBELL INCORPORATED – Form 10-Q – 13

Back to Contents

Results of Operations – Six Months Ended June 30, 2012 compared to the Six Months Ended June 30, 2011

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Six Months Ended June 30
	2012	% of Net sales	2011	% of Net sales
Net Sales	$1,502.2		$1,367.3
Cost of goods sold	1,008.3		932.2
Gross Profit	493.9	32.9%	435.1	31.8%
Selling & administrative expense	267.7	17.8%	246.4	18.0%
Operating income	226.2	15.1%	188.7	13.8%
Net income attributable to Hubbell	140.7	9.4%	115.5	8.4%
Earnings per share - diluted	$2.34		$1.89

Net Sales

Net sales of $1.5 billion for the first six months of 2012 increased 10% compared to the first six months of 2011 due to higher organic volume, acquisitions and price realization. Compared to the first six months of 2011, organic volume increased net sales by eight percentage points due to improved market conditions and new product growth. Additionally acquisitions and price realization added two and one percentage points, respectively, to net sales. Foreign currency translation reduced net sales by one percentage point.

Cost of goods sold

As a percentage of net sales, cost of goods sold decreased to 67.1% for the first six months of 2012 compared to 68.2% for the first six months of 2011 due to the impact of price realization.

Gross Profit

The consolidated gross profit margin was 32.9% the first six months of 2012 compared to 31.8% in the first six months of 2011. The increase in gross profit margin was primarily due to price realization.

Selling & Administrative Expenses

S&A expenses in the first six months of 2012 were $267.7 million compared to $246.4 million in the first six months of 2011. As a percentage of net sales, S&A expenses declined to 17.8% in the first six months of 2012 compared to 18.0% in the first six months of 2011 due to leveraging the higher sales volume partially offset by higher wage and benefit costs.

Total Other Expense

Total other expense was $15.5 million in the first six months of 2012 compared to $18.8 million in the first six months of 2011. This $3.3 million decrease is primarily due to both net foreign currency transaction losses and net interest expense being lower in the first six months of 2012 compared to the comparable prior year period.

Income Taxes

The effective tax rate in the first six months of 2012 increased to 32.8% from 31.5% in the first six months of 2011. This increase is primarily due to the federal research and development tax credit not being extended for 2012 and a higher percentage of domestic income in the current year.

Net income attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell and earnings per diluted share increased 22% and 24%, respectively, in the first six months of 2012 compared to the first six months of 2011. These increases are due to higher operating income and lower other expense partially offset by a higher effective tax rate. In addition earnings per diluted share reflect a decrease in the average number of shares outstanding for the first six months of 2012 compared to the first six months of 2011.

HUBBELL INCORPORATED – Form 10-Q – 14

Back to Contents

Segment Results

ELECTRICAL

(In millions)	Six Months Ended June 30
	2012	2011
Net sales	$1,041.4	$964.0
Operating income	$145.0	$126.8
Operating margin	13.9%	13.2%

Net sales in the Electrical segment increased 8% in the first six months of 2012 compared with the first six months of 2011 due to higher organic volume, acquisitions and price realization. Compared to the first six months of 2011, organic volume added approximately five percentage points to net sales. In addition, acquisitions and price realization added three and one percentage points, respectively, to net sales. Foreign currency translation reduced net sales by one percentage point.

Within the segment, electrical systems products net sales increased 12% in the first six months of 2012 compared to the first six months of 2011 due to higher organic volume and acquisitions and price realization. Sales of lighting products increased 2% in the first six months of 2012 compared to 2011. Compared to the first six months of 2011, sales of commercial and industrial lighting products decreased 1% primarily driven by continued weakness in public construction partially offset by stronger demand in the retrofit and relight markets. Sales of residential lighting products increased 16% year-over-year due to stronger demand in the multi-family housing and renovation markets.

Operating income in the first six months of 2012 increased 14% to $145.0 million compared to the first six months of 2011 while operating margin increased 70 basis points. Operating income and operating margin increased due to price realization, productivity improvements, lower commodity costs and sales volume leverage partially offset by inflationary spending increases.

POWER

(In millions)	Six Months Ended June 30
	2012	2011
Net sales	$460.8	$403.3
Operating income	$81.2	$61.9
Operating margin	17.6%	15.3%

Net sales in the Power segment increased 14% in the first six months of 2012 compared to the first six months of 2011. Organic volume increased net sales by approximately thirteen percentage points due to higher net sales of transmission and distribution products. Price realization added two percentage points to net sales. Foreign currency translation reduced net sales by one percentage point.

Operating income increased 31% to $81.2 million and operating margin increased 230 basis points to 17.6% in the first six months of 2012 compared to the first six months of 2011. The increase in operating income and margin was due to higher volume, productivity and price realization partially offset by cost increases including commodities, wages and benefits.

Outlook

For 2012, we expect our overall net sales to increase by six to eight percent compared to 2011. We expect six to eight percent growth in our Electrical segment and seven to nine percent growth in our Power segment. The non-residential market is expected to grow slightly as strong demand from retrofit and relighting projects is expected to be partially offset by weakness in the new construction market. The utility market is expected to continue to grow with increases anticipated for both our transmission and distribution products. The industrial market is also expected to continue to expand but at a slower rate than in recent quarters. For the residential market, we anticipate continued improvement in 2012 driven by multi-family and renovation markets. Acquisitions are expected to contribute two percentage points of the overall net sales increase. We expect foreign currency translation to have an unfavorable impact on net sales of approximately one percentage point.

We plan to continue to work on productivity initiatives, including improved sourcing, product redesign and lean projects focused on factory efficiency. We anticipate cost increases from pension, healthcare and other inflationary costs. We plan to continue to invest in people and resources to support our growth initiatives. Overall we expect to expand our annual operating margin by at least 50 basis points in 2012 compared to 2011. Additionally, we expect our 2012 tax rate to increase to approximately 32.5% compared to 30.7% for 2011 primarily due to the expiration of the federal research and development tax credit and a higher mix of domestic income. We expect to increase our earnings in 2012 through higher sales, careful management of pricing relative to commodity costs and by continuing our productivity programs.

In 2012, we anticipate generating free cash flow approximately equal to net income. Finally, with our strong financial position, we expect to continue to evaluate and pursue additional acquisitions to add to our portfolio.

HUBBELL INCORPORATED – Form 10-Q – 15

Back to Contents

Financial Condition, Liquidity and Capital Resources

Cash Flow

(In millions)	Six Months Ended June 30
	2012	2011
Net cash provided by (used in):
Operating activities	$104.6	$116.4
Investing activities	(65.6)	(28.0)
Financing activities	(63.1)	(106.5)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.9)	7.8
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(25.0)	$(10.3)

Cash provided by operating activities for the six months ended June 30, 2012 decreased from the comparable period in 2011 primarily due to a greater use of cash for working capital, higher tax payments and higher levels of pension funding, partially offset by higher net income. Cash used for working capital was $76.1 million and $50.4 million for the six month periods ended June 30, 2012 and 2011, respectively. This increase is primarily due to increased levels of inventory and higher disbursements of accounts payable partially offset by higher collections of accounts receivable. The higher tax payments are primarily due to reduced bonus depreciation in 2012, while the higher level of pension funding is due to a $5 million voluntary contribution to the Company’s qualified domestic benefit plans.

Investing activities used cash of $65.6 million in the first six months of 2012 compared to cash used of $28.0 million during the comparable period in 2011. This increase is due to higher acquisition investment partially offset by lower capital expenditures. Financing activities used cash of $63.1 million in the first six months of 2012 compared to $106.5 million of cash used during the comparable period of 2011 primarily as a result of lower spending on the repurchase of common shares.

Investments in the Business

Investments in our business include both expenditures required to maintain the operation of our equipment and facilities as well as cash outlays in support of our strategic initiatives. During the first six months of 2012, we used cash of $21 million for capital expenditures, a decrease of $10.1 million from the comparable period of 2011. During the first six months of 2011, the Company purchased a facility in Switzerland for approximately $13 million that had previously been leased.

During the first six months of 2012, the Company completed the acquisition of Taymac for $42.1 million and Cableform for $10.9 million. The Company continues to assess opportunities to expand sales through acquisitions of businesses that fill product gaps or allow for expansion into new markets. See also Note 2-Business Acquisitions in the Notes to Condensed Consolidated Financial Statements.

In September 2011, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. During 2012, the Company has spent $42.1 million on the repurchase of common shares. As of June 30, 2012, $157.9 million remains authorized for future repurchases under this program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

Debt to Capital

At June 30, 2012, the Company had $596.5 million of senior long-term notes, net of unamortized discount. These long-term fixed-rate notes, with amounts of $300 million due in both 2018 and 2022, respectively, are callable with a make whole provision and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at June 30, 2012.

The Company has a credit agreement for a 6.0 million Brazilian Real line of credit to fund its Brazilian operations. At June 30, 2012, 0.4 million Brazilian Reais were drawn (equivalent to $0.2 million) and reflected as short-term debt. This line of credit expires in October 2012 and is not subject to annual commitment fees.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	June 30, 2012	December 31, 2011
Total Debt	$596.7	$599.2
Total Hubbell Shareholders’ Equity	1,545.2	1,467.8
TOTAL CAPITAL	$2,141.9	$2,067.0
Debt to Total Capital	28%	29%
Cash and Investments	598.3	624.4
NET DEBT	$(1.6)	$(25.2)
Net Debt to Total Capital	(0%)	(1%)

HUBBELL INCORPORATED – Form 10-Q – 16

Back to Contents

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

As of June 30, 2012, the Company’s $500 million revolving credit facility had not been drawn against. The credit facility, which serves as a backup to our commercial paper program, is scheduled to expire in October 2016. The interest rate applicable to borrowing under the credit agreement is generally either the prime rate or a surcharge over LIBOR. The single financial covenant in the $500 million credit facility, which the Company is in compliance with, requires that total debt not exceed 55% of total capitalization. Annual commitment fees to support availability under the credit facility are not material.

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

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first six months of 2012, there were no significant changes in our estimates and critical accounting policies.

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

•

General economic and business conditions in particular industries, markets or geographic regions, as well as inflationary trends.

•

The anticipated impacts from the Federal stimulus package.

•

Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•

A major disruption in one or more of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations and relocations.

HUBBELL INCORPORATED – Form 10-Q – 17

Back to Contents

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

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the first six months of 2012. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective to allow timely decisions regarding disclosure.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED – Form 10-Q – 18

Back to Contents

PART II OTHER INFORMATION

ITEM 1A   Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In September 2011, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. The Company has spent $42.1 million on the repurchase of common shares through June 30, 2012. The Company did not repurchase any Class A or Class B Common Stock during the second quarter of 2012. As of June 30, 2012, approximately $157.9 million remains authorized for future repurchases under this program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

HUBBELL INCORPORATED – Form 10-Q – 19

Back to Contents

ITEM 6   Exhibits

EXHIBITS

Number	Description
10.10.2 †*	Second Amendment, dated as of May 11, 2012, to the Hubbell Incorporated Grantor Trust for Non-Employee Director Plans Trust Agreement.
10.9.3 †*	Third Amendment, dated as of May 11, 2012, to the Hubbell Incorporated Grantor Trust for Senior Management Plans Trust Agreement.
31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
† This exhibit constitutes a management contract, compensatory plan, or arrangement. * Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 20, 2012	HUBBELL INCORPORATED
/s/ William R. Sperry	/s/ Darrin S. Wegman
William R. Sperry	Darrin S. Wegman
Senior Vice President and Chief Financial Officer	Vice President, Controller (Chief Accounting Officer)

HUBBELL INCORPORATED – Form 10-Q – 20