Form 10-Q
period 2012-09-30
HUBBELL INC
filed 2012-10-19
CIK 48898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of October 15, 2012 were 7,167,506 and 52,132,410, respectively.

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

Back to Contents

PART I FINANCIAL INFORMATION

ITEM 1   Financial Statements

Condensed Consolidated Statement of Income (unaudited)

(in millions, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net Sales	$789.7	$764.3	$2,291.9	$2,131.6
Cost of goods sold	521.2	512.0	1,529.5	1,444.2
Gross Profit	268.5	252.3	762.4	687.4
Selling & administrative expenses	133.4	127.0	401.1	373.4
Operating income	135.1	125.3	361.3	314.0
Interest expense, net	(7.2)	(7.3)	(21.5)	(22.3)
Other income (expense), net	1.1	-	(0.1)	(3.8)
Total other expense	(6.1)	(7.3)	(21.6)	(26.1)
Income before income taxes	129.0	118.0	339.7	287.9
Provision for income taxes	41.4	34.7	110.5	88.2
Net income	87.6	83.3	229.2	199.7
Less: Net income attributable to noncontrolling interest	0.5	0.9	1.4	1.8
Net income attributable to Hubbell	$87.1	$82.4	$227.8	$197.9
Earnings per share
Basic	$1.47	$1.38	$3.84	$3.29
Diluted	$1.45	$1.37	$3.80	$3.25
Cash dividends per common share	$0.41	$0.38	$1.23	$1.14
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED – Form 10-Q   1

Back to Contents

Condensed Consolidated Statement of Comprehensive Income (unaudited)

(in millions)	Three Months Ended September 30
	2012	2011
Net income	$87.6	$83.3
Other comprehensive income:
Foreign currency translation adjustments	12.5	(22.5)
Amortization of pension and post retirement benefit plans’ prior service costs and net actuarial losses, net of taxes of $1.6 and $0.7	2.8	1.2
Unrealized gain on investments, net of taxes $0.0 and $0.0	-	0.2
Unrealized (loss) gain on cash flow hedges, net of taxes of $0.2 and $0.5	(0.5)	1.0
Other comprehensive income	14.8	(20.1)
Comprehensive income	102.4	63.2
Less: Comprehensive income attributable to noncontrolling interest	0.5	0.9
Comprehensive income attributable to Hubbell	$101.9	$62.3

(in millions)	Nine Months Ended September 30
	2012	2011
Net income	$229.2	$199.7
Other comprehensive income:
Foreign currency translation adjustments	8.9	(7.0)
Amortization of pension and post retirement benefit plans’ prior service costs and net actuarial losses, net of taxes $4.5 and $2.2	7.9	3.9
Unrealized (loss) gain on investments, net of taxes $0.1 and $0.2	(0.2)	0.4
Unrealized (loss) gain on cash flow hedges, net of taxes $0.3 and $0.5	(0.6)	1.0
Other comprehensive income	16.0	(1.7)
Comprehensive income	245.2	198.0
Less: Comprehensive income attributable to noncontrolling interest	1.4	1.8
Comprehensive income attributable to Hubbell	$243.8	$196.2
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED – Form 10-Q   2

Back to Contents

Condensed Consolidated Balance Sheet (unaudited)

(in millions)	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$605.6	$569.6
Short-term investments	9.0	12.8
Accounts receivable, net	468.6	394.3
Inventories, net	356.3	318.3
Deferred taxes and other	53.1	58.5
Total Current Assets	1,492.6	1,353.5
Property, Plant, and Equipment, net	356.9	359.6
Other Assets
Investments	38.0	42.0
Goodwill	742.4	727.3
Intangible assets, net	280.6	269.5
Other long-term assets	61.8	94.6
TOTAL ASSETS	$2,972.3	$2,846.5
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$0.2	$2.9
Accounts payable	220.0	215.7
Accrued salaries, wages and employee benefits	67.1	71.1
Accrued insurance	43.3	46.2
Dividends payable	24.3	22.5
Other accrued liabilities	138.1	133.7
Total Current Liabilities	493.0	492.1
Long-Term Debt	596.6	596.3
Other Non-Current Liabilities	264.1	284.6
TOTAL LIABILITIES	1,353.7	1,373.0
Total Hubbell Shareholders’ Equity	1,612.5	1,467.8
Noncontrolling interest	6.1	5.7
Total Equity	1,618.6	1,473.5
TOTAL LIABILITIES AND EQUITY	$2,972.3	$2,846.5
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED – Form 10-Q   3

Back to Contents

Condensed Consolidated Statement of Cash Flows (unaudited)

(in millions)	Nine Months Ended September 30
	2012	2011
Cash Flows from Operating Activities
Net income	$229.2	$199.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.2	51.7
Deferred income taxes	16.0	14.5
Stock-based compensation	8.0	7.7
Tax benefit on stock-based awards	(11.7)	(4.0)
Changes in assets and liabilities:
Increase in accounts receivable, net	(66.8)	(116.3)
Increase in inventories, net	(29.5)	(33.5)
(Decrease) increase in current liabilities	(1.7)	89.6
Changes in other assets and liabilities, net	22.1	13.1
Contribution to defined benefit pension plans	(22.0)	(2.1)
Other, net	(0.8)	(3.2)
Net cash provided by operating activities	192.0	217.2
Cash Flows from Investing Activities
Capital expenditures	(31.3)	(41.3)
Acquisition of businesses, net of cash acquired	(53.0)	-
Return of escrow funds from acquisition	6.8	-
Purchases of available-for-sale investments	(2.7)	(14.0)
Proceeds from available-for-sale investments	11.4	8.2
Other, net	6.9	5.5
Net cash used in investing activities	(61.9)	(41.6)
Cash Flows from Financing Activities
Short-term debt borrowings, net	(2.7)	0.6
Payment of dividends	(71.3)	(67.7)
Payment of dividends to noncontrolling interest	(1.0)	(0.7)
Repurchase of common shares	(55.6)	(137.7)
Proceeds from exercise of stock options	21.4	17.2
Tax benefit on stock-based awards	11.7	4.0
Other, net	-	0.1
Net cash used in financing activities	(97.5)	(184.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	3.4	(0.3)
Increase (decrease) in cash and cash equivalents	36.0	(8.9)
Cash and cash equivalents
Beginning of period	569.6	520.7
End of period	$605.6	$511.8
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED – Form 10-Q   4

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. Certain reclassifications have been made in prior year notes to conform to the current year presentation.

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

In July 2012, the FASB amended its guidance related to indefinite-lived intangibles by providing entities an option to use a qualitative approach to test these assets for impairment. An entity will be able to first perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If it is concluded that this is the case, then the entity must perform a quantitative impairment test. This amendment is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. Adoption of this amendment will not have an impact on the Company’s financial statements.

NOTE 2     Business Acquisitions

During the second quarter of 2012, the Company completed the acquisition of the majority of the net assets of TayMac Corporation (“TayMac”) for $42.1 million, net of cash received. TayMac designs and sells enclosures and boxes. This acquisition has been added to the Electrical segment and has resulted in the recognition of intangible assets of $18.4 million and goodwill of $15.8 million. The $18.4 million of intangible assets consists primarily of customer relationships, patents and tradenames that will be amortized over periods between 15 to 20 years. All of the goodwill is expected to be deductible for tax purposes.

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

The Condensed Consolidated Financial Statements include the results of operations of the acquired businesses from their respective dates of acquisition. Net sales and earnings related to these acquisitions for the three and nine months ended September 30, 2012 were not significant to the consolidated results. Pro forma information related to these acquisitions has not been included because the impact to the Company’s consolidated results of operations was not material.

HUBBELL INCORPORATED – Form 10-Q   5

Back to Contents

NOTE 3     Segment Information

The Company’s reporting segments consist of the Electrical segment and the Power segment. The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2012	2011	2012	2011	2012	2011
Three Months Ended September 30,
Electrical	$551.8	$526.6	$90.7	$81.5	16.4%	15.5%
Power	237.9	237.7	44.4	43.8	18.7%	18.4%
TOTAL	$789.7	$764.3	$135.1	$125.3	17.1%	16.4%
Nine Months Ended September 30,
Electrical	$1,593.2	$1,490.6	$235.7	$208.3	14.8%	14.0%
Power	698.7	641.0	125.6	105.7	18.0%	16.5%
TOTAL	$2,291.9	$2,131.6	$361.3	$314.0	15.8%	14.7%

NOTE 4     Inventories, net

Inventories, net are comprised of the following (in millions):

	September 30, 2012	December 31, 2011
Raw material	$127.4	$122.2
Work-in-process	80.8	71.3
Finished goods	240.1	213.3
	448.3	406.8
Excess of FIFO over LIFO cost basis	(92.0)	(88.5)
TOTAL	$356.3	$318.3

NOTE 5     Goodwill and Intangible Assets, net

Changes in the carrying values of goodwill for the nine months ended September 30, 2012, by segment, were as follows (in millions):

	Segment		Total
	Electrical	Power
BALANCE DECEMBER 31, 2011	$453.0	$274.3	$727.3
Acquisitions	19.5	(6.8)	12.7
Translation adjustments	3.3	(0.9)	2.4
BALANCE SEPTEMBER 30, 2012	$475.8	$266.6	$742.4

In 2012, the Company completed the acquisitions of TayMac and Cableform for $53.0 million, net of cash received. These acquisitions have been accounted for as business combinations and have resulted in the recognition of $20.3 million of goodwill. See also Note 2 – Business Acquisitions.

During the third quarter of 2012, the Company received $6.8 million in cash from funds held in escrow related to a 2008 acquisition in the Power segment. In addition, the Company recorded a $0.8 million reduction of goodwill related to an acquisition in the Electrical segment.

The Company performs its annual goodwill impairment test as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. As of April 1, 2012, the Company’s impairment testing resulted in fair values for each reporting unit that exceeded the reporting unit’s carrying value, including goodwill. The Company did not have any reporting units at risk of failing Step 1 of the impairment test as the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) ranged from approximately 75% to 320% for the respective reporting units. Additionally, the Company did not have any reporting units with zero or negative carrying amounts. The Company has not recorded any goodwill impairments since the initial adoption of the accounting guidance in 2002.

HUBBELL INCORPORATED – Form 10-Q   6

Back to Contents

The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheet is as follows (in millions):

	September 30, 2012		December 31, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$96.8	$(21.9)	$86.6	$(19.0)
Customer/Agent relationships and other	206.5	(57.3)	192.3	(46.5)
Total	303.3	(79.2)	278.9	(65.5)
Indefinite-lived:
Tradenames and other	56.5	-	56.1	-
TOTAL	$359.8	$(79.2)	$335.0	$(65.5)

Amortization expense associated with these definite-lived intangible assets was $13.3 million and $12.4 million for the nine months ended September 30, 2012 and 2011. Future amortization expense associated with these intangible assets is expected to be $4.2 million for the remainder of 2012, $17.5 million in 2013, $16.9 million in 2014, $15.2 million in 2015, $14.5 million in 2016 and $13.4 million in 2017.

NOTE 6     Other Accrued Liabilities

Other accrued liabilities are comprised of the following, (in millions):

	September 30, 2012	December 31, 2011
Customer program incentives	$29.5	$32.6
Accrued income taxes	24.6	23.3
Deferred revenue	16.5	18.1
Other	67.5	59.7
	$138.1	$133.7

NOTE 7     Total Equity

Total equity is comprised of the following (in millions, except per share amounts):

	September 30, 2012	December 31, 2011
Common stock, $.01 par value:
Class A - authorized 50.0 shares; issued and outstanding 7.2 and 7.2 shares	$0.1	$0.1
Class B - authorized 150.0 shares; issued and outstanding 52.1 and 52.0 shares	0.5	0.5
Additional paid-in-capital	75.7	101.8
Retained earnings	1,670.6	1,515.8
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(145.8)	(153.7)
Cumulative translation adjustment	11.4	2.5
Unrealized gain on investment, net of tax	0.8	1.0
Cash flow hedge loss, net of tax	(0.8)	(0.2)
Total Accumulated other comprehensive loss	(134.4)	(150.4)
Hubbell shareholders’ equity	1,612.5	1,467.8
Noncontrolling interest	6.1	5.7
TOTAL EQUITY	$1,618.6	$1,473.5

HUBBELL INCORPORATED – Form 10-Q   7

Back to Contents

A summary of the changes in equity for the nine months ended September 30, 2012 and 2011 is provided below (in millions):

	Nine Months Ended September 30
	2012			2011
	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity
EQUITY, JANUARY 1,	$1,467.8	$5.7	$1,473.5	$1,459.2	$4.3	$1,463.5
Total comprehensive income	243.8	1.4	245.2	196.2	1.8	198.0
Stock-based compensation	7.7	-	7.7	7.7	-	7.7
Exercise of stock options	21.4	-	21.4	17.2	-	17.2
Income tax windfall from stock-based awards, net	11.3	-	11.3	4.0	-	4.0
Repurchase/surrender of common shares	(66.7)	-	(66.7)	(139.8)	-	(139.8)
Issuance of shares related to director’s deferred compensation	0.2	-	0.2	0.8	-	0.8
Dividends to noncontrolling interest	-	(1.0)	(1.0)	-	(0.7)	(0.7)
Cash dividends declared	(73.0)	-	(73.0)	(68.2)	-	(68.2)
EQUITY, SEPTEMBER 30,	$1,612.5	$6.1	$1,618.6	$1,477.1	$5.4	$1,482.5

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

The following table sets forth the computation of earnings per share for the three and nine months ended September 30, 2012 and 2011 (in millions, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Numerator:
Net income attributable to Hubbell	$87.1	$82.4	$227.8	$197.9
Less: Earnings allocated to participating securities	0.3	0.2	0.8	0.7
Net income available to common shareholders	$86.8	$82.2	$227.0	$197.2
Denominator:
Average number of common shares outstanding	59.1	59.3	59.2	59.9
Potential dilutive shares	0.6	0.6	0.6	0.7
Average number of diluted shares outstanding	59.7	59.9	59.8	60.6
Earnings per share:
Basic	$1.47	$1.38	$3.84	$3.29
Diluted	$1.45	$1.37	$3.80	$3.25

The Company did not have any anti-dilutive securities during the three and nine months ended September 30, 2012 and 2011.

HUBBELL INCORPORATED – Form 10-Q   8

Back to Contents

NOTE 9     Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Three Months Ended September 30
Service cost	$4.1	$3.5	$-	$-
Interest cost	9.3	9.5	0.4	0.4
Expected return on plan assets	(10.1)	(10.4)	-	-
Amortization of prior service cost	-	0.1	-	-
Amortization of actuarial losses/(gains)	4.8	2.1	(0.3)	(0.2)
NET PERIODIC BENEFIT COST	$8.1	$4.8	$0.1	$0.2
Nine Months Ended September 30
Service cost	$12.2	$10.5	$-	$-
Interest cost	27.4	28.6	1.1	1.2
Expected return on plan assets	(30.0)	(31.4)	-	-
Amortization of prior service cost	0.1	0.3	-	-
Amortization of actuarial losses/(gains)	13.1	6.2	(0.8)	(0.6)
NET PERIODIC BENEFIT COST	$22.8	$14.2	$0.3	$0.6

Employer Contributions

The Company anticipates making required contributions of approximately $2.6 million to its foreign pension plans during 2012, of which $2.0 million has been contributed through September 30, 2012. In addition, the Company may make a voluntary contribution to its foreign pension plans in the fourth quarter of 2012. Although not required under the Pension Protection Act of 2006, the Company has made $20.0 million of voluntary contributions to its qualified domestic benefit pension plans during the nine months ended September 30, 2012 and does not anticipate making an additional contribution during the remainder of the year.

NOTE 10     Guarantees

The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.

The Company records a liability equal to the fair value of guarantees in the Condensed Consolidated Balance Sheet in accordance with the guarantees accounting guidance. As of September 30, 2012, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the nine months ended September 30, 2012 are set forth below (in millions):

BALANCE AT DECEMBER 31, 2011	$6.2
Provision	7.2
Expenditures/other	(6.3)
BALANCE AT SEPTEMBER 30, 2012	$7.1

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

Level 3 – Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions

HUBBELL INCORPORATED – Form 10-Q   9

Back to Contents

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2012 and December 31, 2011 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Total
September 30, 2012
Money market funds (a)	$444.4	$-	$444.4
Available for sale investments	41.3	-	41.3
Trading securities	5.7	-	5.7
Deferred compensation plan liabilities	(5.7)	-	(5.7)
Derivatives:
Forward exchange contracts	-	(0.5)	(0.5)
	$485.7	$(0.5)	$485.2
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Total
December 31, 2011
Money market funds (a)	$365.9	$-	$365.9
Available for sale investments	50.8	-	50.8
Trading securities	4.0	-	4.0
Deferred compensation plan liabilities	(4.0)	-	(4.0)
Derivatives:
Forward exchange contracts	-	0.3	0.3
	$416.7	$0.3	$417.0
(a) Money market funds are reflected in Cash and cash equivalents in the Condensed Consolidated Balance Sheet.

The methods and assumptions used to estimate the Level 2 fair values were as follows:

Forward exchange contracts – The fair value of forward exchange contracts were based on quoted forward foreign exchange prices at the reporting date.

During the three and nine months ended September 30, 2012 there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. During the nine months ended September 30, 2012 and as of December 31, 2011, the Company did not have any financial assets or liabilities that fell within the Level 3 hierarchy.

Investments

At September 30, 2012 and December 31, 2011, the Company had $41.3 million and $50.8 million, respectively, of municipal bonds classified as available-for-sale securities. The Company also had $5.7 million and $4.0 million of trading securities at September 30, 2012 and December 31, 2011, respectively. These investments are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During the nine months ended September 30, 2012 and 2011, the Company purchased $1.3 and $1.4 million, respectively, of trading securities related to these deferred compensation plans. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

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

HUBBELL INCORPORATED – Form 10-Q   10

Back to Contents

The fair values of derivative instruments in the Condensed Consolidated Balance Sheet are as follows (in millions):

Derivatives designated as hedges	Asset/(Liability) Derivatives
	Balance Sheet Location	Fair Value
		September 30, 2012	December 31, 2011
Forward exchange contracts designated as cash flow hedges	Other accrued liabilities	$(0.5)	$(0.1)
Forward exchange contracts designated as cash flow hedges	Deferred taxes and other	-	0.4
		$(0.5)	$0.3

Forward exchange contracts

In 2012 and 2011, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases by one of its Canadian subsidiaries. As of September 30, 2012, the Company had 18 individual forward exchange contracts for $1.0 million each, which have various expiration dates through September 2013. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

Interest rate locks

Prior to the issuance of long-term notes in 2010 and 2008, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2010 interest rate lock resulted in a $1.6 million loss while the 2008 interest rate lock resulted in a $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. The amortization associated with these interest rate locks is reclassified from Accumulated other comprehensive loss to Interest expense, net in the Condensed Consolidated Statement of Income. The amortization reclassification for the three and nine months ended September 30, 2012 and 2011 was not material. As of both September 30, 2012 and December 31, 2011 there was $0.4 million of net unamortized losses reflected in accumulated other comprehensive loss.

The following table summarizes the results of cash flow hedging relationships for the three months ended September 30, 2012 and 2011 (in millions):

Derivative Instrument	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/ (Loss) Reclassified into Income (Effective Portion)	Gain/(Loss) Reclassified into Earnings (Effective Portion)
	2012	2011		2012	2011
Forward exchange contract	$(0.5)	$0.8	Cost of goods sold	$(0.1)	$(0.3)

The following table summarizes the results of cash flow hedging relationships for the nine months ended September 30, 2012 and 2011, (in millions):

Derivative Instrument	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/ (Loss) Reclassified into Income (Effective Portion)	Loss Reclassified into Earnings (Effective Portion)
	2012	2011		2012	2011
Forward exchange contract	$(0.6)	$0.3	Cost of goods sold	$-	$(1.0)

There was no hedge ineffectiveness with respect to the forward exchange cash flow hedges during the three and nine months ended September 30, 2012 and 2011.

Long-term Debt

The total carrying value of long-term debt as of September 30, 2012 and December 31, 2011 was $596.6 million and $596.3 million, respectively, net of unamortized discount. As of September 30, 2012 and December 31, 2011, the estimated fair value of the long-term debt was $692.9 million and $675.0 million, respectively, based on quoted market prices.

HUBBELL INCORPORATED – Form 10-Q   11

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

The Company’s reporting segments consist of the Electrical segment (comprised of electrical systems products and lighting products) and the Power segment. Results for the three and nine months ended September 30, 2012 are included under “Segment Results” within this Management’s Discussion and Analysis.

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

Price realization is a key area of focus for our company. Material costs are approximately two-thirds of our cost of goods sold therefore volatility in this area can significantly impact profitability. As a result, our goal is to achieve parity between pricing and commodity cost increases.

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

Results of Operations – Third Quarter of 2012 compared to the Third Quarter of 2011

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended September 30
	2012	% of Net sales	2011	% of Net sales
Net Sales	$789.7		$764.3
Cost of goods sold	521.2	66.0%	512.0	67.0%
Gross Profit	268.5	34.0%	252.3	33.0%
Selling & administrative expense	133.4	16.9%	127.0	16.6%
Operating income	135.1	17.1%	125.3	16.4%
Net income attributable to Hubbell	87.1	11.0%	82.4	10.8%
Earnings per share - diluted	$1.45		$1.37

Net Sales

Net sales of $789.7 million for the third quarter of 2012 increased 3% compared to the third quarter of 2011 due to higher organic volume, acquisitions and price realization partially offset by unfavorable foreign currency translation. Compared to the third quarter of 2011, organic volume increased net sales by approximately two percentage points. Additionally, acquisitions and price realization added two and one percentage points, respectively, to net sales. Foreign currency translation reduced net sales by two percentage points.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold decreased to 66.0% in the third quarter of 2012 compared to 67.0% in the third quarter of 2011 due to the impact of price realization and lower commodity costs. In addition, productivity essentially offset inflationary cost increases.

Gross Profit

The consolidated gross profit margin in the third quarter of 2012 was 34.0% compared to 33.0% in the third quarter of 2011. The increase in gross profit margin was due to price realization and lower commodity costs. In addition, productivity essentially offset inflationary cost increases.

HUBBELL INCORPORATED – Form 10-Q   12

Back to Contents

Selling & Administrative Expenses (“S&A”)

S&A expenses in the third quarter of 2012 were $133.4 million compared to $127.0 million in the third quarter of 2011. As a percentage of net sales, S&A expenses increased to 16.9% in the third quarter of 2012 compared to 16.6% in the third quarter of 2011 primarily due to higher pension and benefit costs.

Total Other Expense

Total other expense was $6.1 million in the third quarter of 2012 compared to $7.3 million in the third quarter of 2011. This decrease is primarily due to net foreign currency transaction gains in the third quarter of 2012 compared to the third quarter of 2011.

Income Taxes

The effective tax rate in the third quarter of 2012 increased to 32.1% from 29.4% in the third quarter of 2011. This increase is primarily due to the federal research and development tax credit not being extended for 2012 and a higher percentage of domestic income in the current year. Also, the third quarter of 2012 had a $1.7 million benefit from change in estimates compared to the $2.5 million benefit from change in estimates recorded in the third quarter of 2011.

Net income attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell and earnings per diluted share each increased 6% in the third quarter of 2012 compared to the third quarter of 2011. These increases are due to higher operating income and lower other expense partially offset by a higher effective tax rate.

Segment Results

ELECTRICAL

(In millions)	Three Months Ended September 30
	2012	2011
Net sales	$551.8	$526.6
Operating income	$90.7	$81.5
Operating margin	16.4%	15.5%

Net sales in the Electrical segment increased 5% in the third quarter of 2012 compared with the third quarter of 2011. Acquisitions and organic volume increased net sales by approximately three percentage points each while price realization added one percentage point to net sales. Foreign currency translation reduced net sales by two percentage points. Sales growth was due to continued strength in energy markets, strong demand for retrofit and relight products and improvement in the housing market. Within the nonresidential construction market both the public and private new construction remained weak. Industrial markets were mixed

Within the segment, electrical systems products net sales increased 8% in the third quarter of 2012 compared to the third quarter of 2011 due to acquisitions, higher organic volume and price realization partially offset by unfavorable foreign currency translation. Sales of lighting products decreased 1% in the third quarter of 2012 compared to 2011 due to lower sales in the commercial and industrial markets partially offset by price realization and higher sales in the residential market.

Operating income in the third quarter of 2012 increased 11% to $90.7 million compared to the third quarter of 2011 and operating margin increased by 90 basis points to 16.4%. Operating income increased primarily due to productivity, lower commodity costs, price realization and acquisitions partially offset by other cost increases including wages, benefits and other personnel related costs.

POWER

(In millions)	Three Months Ended September 30
	2012	2011
Net sales	$237.9	$237.7
Operating income	$44.4	$43.8
Operating margin	18.7%	18.4%

Net sales in the Power segment were essentially flat in the third quarter of 2012 compared to the third quarter of 2011. Higher sales of transmission products were essentially offset by lower sales in the international and construction markets. Organic volume and price realization increased net sales by approximately one percentage point each. Foreign currency translation reduced net sales by two percentage points.

Operating income in the third quarter of 2012 increased 1% to $44.4 million compared to the third quarter of 2011 and operating margin increased by 30 basis points to 18.7%. The operating income and margin increases were primarily due to productivity and price realization partially offset by commodity and other cost increases including wages, benefits and other personnel related costs.

HUBBELL INCORPORATED – Form 10-Q   13

Back to Contents

Results of Operations – Nine Months Ended September 30, 2012 compared to the Nine Months Ended September 30, 2011

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Nine Months Ended September 30
	2012	% of Net sales	2011	% of Net sales
Net Sales	$2,291.9		$2,131.6
Cost of goods sold	1,529.5	66.7%	1,444.2	67.8%
Gross Profit	762.4	33.3%	687.4	32.2%
Selling & administrative expense	401.1	17.5%	373.4	17.5%
Operating income	361.3	15.8%	314.0	14.7%
Net income attributable to Hubbell	227.8	9.9%	197.9	9.3%
Earnings per share - diluted	$3.80		$3.25

Net Sales

Net sales of $2.3 billion for the first nine months of 2012 increased 8% compared to the first nine months of 2011 due to higher organic volume, acquisitions and price realization. Compared to the first nine months of 2011, organic volume increased net sales by six percentage points due to improved market conditions and new product growth. Additionally acquisitions and price realization added two and one percentage points, respectively, to net sales. Foreign currency translation reduced net sales by one percentage point.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold decreased to 66.7% for the first nine months of 2012 compared to 67.8% for the first nine months of 2011 due to the impact of price realization and lower commodity costs.

Gross Profit

The consolidated gross profit margin was 33.3% the first nine months of 2012 compared to 32.2% in the first nine months of 2011. The increase in gross profit margin was primarily due to price realization and lower commodity costs.

Selling & Administrative Expenses

S&A expenses in the first nine months of 2012 were $401.1 million compared to $373.4 million in the first nine months of 2011. As a percentage of net sales, S&A expenses remained constant at 17.5% in the first nine months of 2012 compared to the first nine months of 2011 due to the impact of the higher sales volume being offset by higher wages, pension and other benefit costs.

Total Other Expense

Total other expense was $21.6 million in the first nine months of 2012 compared to $26.1 million in the first nine months of 2011. This decrease is primarily due to net foreign currency transaction gains in the first nine months of 2012 compared to net foreign currency transaction losses in the first nine months of 2011. Also, net interest expense was lower in the first nine months of 2012.

Income Taxes

The effective tax rate in the first nine months of 2012 increased to 32.5% from 30.6% in the first nine months of 2011. This increase is primarily due to the federal research and development tax credit not being extended for 2012 and a higher percentage of domestic income in the current year. Also, the first nine months of 2012 the benefit from change in estimates was comparable to the benefit from change in estimates recorded in the first nine months of 2011.

Net income attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell and earnings per diluted share increased 15% and 17%, respectively, in the first nine months of 2012 compared to the first nine months of 2011. These increases are due to higher operating income and lower other expense partially offset by a higher effective tax rate. In addition earnings per diluted share reflect a decrease in the average number of shares outstanding for the first nine months of 2012 compared to the first nine months of 2011.

HUBBELL INCORPORATED – Form 10-Q   14

Back to Contents

Segment Results

ELECTRICAL

(In millions)	Nine Months Ended September 30
	2012	2011
Net sales	$1,593.2	$1,490.6
Operating income	$235.7	$208.3
Operating margin	14.8%	14.0%

Net sales in the Electrical segment increased 7% in the first nine months of 2012 compared with the first nine months of 2011 due to higher organic volume, acquisitions and price realization. Compared to the first nine months of 2011, organic volume added approximately four percentage points to net sales. In addition, acquisitions and price realization added three and one percentage points, respectively, to net sales. Foreign currency translation reduced net sales by one percentage point. Sales growth was due to strength in energy markets, strong demand for retrofit and relight products and improvement in the housing market. Within the nonresidential construction market both the public and private new construction remained weak. Industrial markets were mixed.

Within the segment, electrical systems products net sales increased 10% in the first nine months of 2012 compared to the first nine months of 2011 due to higher organic volume and acquisitions and price realization partially offset by unfavorable foreign currency translation. Sales of lighting products increased 1% in the first nine months of 2012 compared to 2011 due to price realization and higher sales in the residential market partially offset by lower sales in the commercial and industrial markets.

Operating income in the first nine months of 2012 increased 13% to $235.7 million compared to the first nine months of 2011 while operating margin increased 80 basis points. Operating income and operating margin increased due to productivity improvements, price realization, lower commodity costs, higher sales volume and acquisitions partially offset by other cost increases including wages, benefits and other personnel related costs.

POWER

(In millions)	Nine Months Ended September 30
	2012	2011
Net sales	$698.7	$641.0
Operating income	$125.6	$105.7
Operating margin	18.0%	16.5%

Net sales in the Power segment increased 9% in the first nine months of 2012 compared to the first nine months of 2011. Organic volume increased net sales by approximately nine percentage points due to higher net sales of transmission and distribution products. Price realization added one percentage point to net sales and was essentially offset by foreign currency translation that reduced net sales by one percentage point.

Operating income increased 19% to $125.6 million and operating margin increased 150 basis points to 18.0% in the first nine months of 2012 compared to the first nine months of 2011. The increase in operating income and margin was due to higher volume, productivity and price realization partially offset by commodity and other cost increases including wages, benefits and other personnel related costs.

Outlook

For the full year 2012, we expect our overall net sales to increase by approximately six percent compared to 2011. We expect five to seven percent growth in our Electrical segment and six to eight percent growth in our Power segment. The non-residential market is expected to grow slightly as strong demand from retrofit and relighting projects is expected to be partially offset by weakness in the new construction market. The utility market is expected to continue to grow with increases anticipated for both our transmission and distribution products. The industrial market is also expected to continue to expand but at a slower rate than in recent quarters. For the residential housing market, we anticipate continued improvement in 2012. Acquisitions are expected to contribute two percentage points of the overall net sales increase. We expect foreign currency translation to have an unfavorable impact on net sales of approximately one percentage point.

We plan to continue to work on productivity initiatives, including improved sourcing, product redesign and lean projects focused on factory efficiency. We anticipate cost increases from pension, healthcare and other inflationary costs. We plan to continue to invest in people and resources to support our growth initiatives. Overall we expect to expand our annual operating margin by approximately 70 basis points in 2012 compared to 2011. Additionally, we expect our 2012 tax rate to increase to approximately 32.0% compared to 30.7% for 2011 primarily due to the expiration of the federal research and development tax credit and a higher mix of domestic income. We expect to increase our earnings in 2012 through higher sales, careful management of pricing relative to commodity costs and by continuing our productivity programs.

In 2012, we anticipate generating free cash flow approximately equal to net income. Finally, with our strong financial position, we expect to continue to evaluate and pursue additional acquisitions to add to our portfolio.

For 2013, we anticipate modest sales growth given the recent third party forecasts for our end markets and some weakness in the global markets. We expect to expand operating margins through higher sales, careful management of pricing relative to commodity costs and by continuing our productivity programs.

We remain optimistic about the medium to long term sales growth as the construction markets recover. Also, continued growth in energy related and transmission project spending should provide additional benefits.

HUBBELL INCORPORATED – Form 10-Q   15

Back to Contents

Financial Condition, Liquidity and Capital Resources

Cash Flow

(In millions)	Nine Months Ended September 30
	2012	2011
Net cash provided by (used in):
Operating activities	$192.0	$217.2
Investing activities	(61.9)	(41.6)
Financing activities	(97.5)	(184.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	3.4	(0.3)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$36.0	$(8.9)

Cash provided by operating activities for the nine months ended September 30, 2012 decreased from the comparable period in 2011 primarily due to a greater use of cash for working capital and higher levels of pension funding, partially offset by higher net income. Cash used for working capital was $98.0 million and $60.2 million for the nine month periods ended September 30, 2012 and 2011, respectively. This increase is primarily due to higher disbursements of accounts payable and the timing of 2011 federal tax payments, partially offset by higher collections of accounts receivable. The higher level of pension funding is due to the 2012 timing of $20 million of voluntary contributions to the Company’s qualified domestic benefit plans as compared to 2011.

Investing activities used cash of $61.9 million in the first nine months of 2012 compared to cash used of $41.6 million during the comparable period in 2011. This increase is due to higher net acquisition investment partially offset by lower capital expenditures and purchases of available-for-sale investments. Financing activities used cash of $97.5 million in the first nine months of 2012 compared to $184.2 million of cash used during the comparable period of 2011 primarily as a result of lower spending on the repurchase of common shares.

Investments in the Business

Investments in our business include both expenditures required to maintain the operation of our equipment and facilities as well as cash outlays in support of our strategic initiatives. During the first nine months of 2012, we used cash of $31.3 million for capital expenditures, a decrease of $10 million from the comparable period of 2011. During the first nine months of 2011, the Company purchased a facility in Switzerland for approximately $13 million that had previously been leased.

During the first nine months of 2012, the Company completed the acquisition of Taymac for $42.1 million and Cableform for $10.9 million. The Company continues to assess opportunities to expand sales through acquisitions of businesses that fill product gaps or allow for expansion into new markets. See also Note 2-Business Acquisitions in the Notes to Condensed Consolidated Financial Statements.

In September 2011, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. During 2012, the Company has spent $55.6 million on the repurchase of common shares. As of September 30, 2012, $144.4 million remains authorized for future repurchases under this program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

Debt to Capital

At September 30, 2012, the Company had $596.6 million of senior long-term notes, net of unamortized discount. These long-term fixed-rate notes, with amounts of $300 million due in both 2018 and 2022, respectively, are callable with a make whole provision and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at September 30, 2012.

The Company has a credit agreement for a 6.0 million Brazilian Real line of credit to fund its Brazilian operations. At September 30, 2012, 0.4 million Brazilian Reais were drawn (equivalent to $0.2 million) and reflected as short-term debt. This line of credit expires in October 2012 and the Company anticipates it will renew this facility. This credit line is not subject to annual commitment fees.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	September 30, 2012	December 31, 2011
Total Debt	$596.8	$599.2
Total Hubbell Shareholders’ Equity	1,612.5	1,467.8
TOTAL CAPITAL	$2,209.3	$2,067.0
Debt to Total Capital	27%	29%
Cash and Investments	652.6	624.4
NET DEBT	$(55.8)	$(25.2)
Net Debt to Total Capital	(3%)	(1%)

HUBBELL INCORPORATED – Form 10-Q   16

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

As of September 30, 2012, the Company’s $500 million revolving credit facility had not been drawn against. The credit facility, which serves as a backup to our commercial paper program, is scheduled to expire in October 2016. The interest rate applicable to borrowing under the credit agreement is generally either the prime rate or a surcharge over LIBOR. The single financial covenant in the $500 million credit facility, which the Company is in compliance with, requires that total debt not exceed 55% of total capitalization. Annual commitment fees to support availability under the credit facility are not material.

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

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first nine months of 2012, there were no significant changes in our estimates and critical accounting policies.

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

•

Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions.

•

Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

HUBBELL INCORPORATED – Form 10-Q   17

Back to Contents

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

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the first nine months of 2012. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED – Form 10-Q   18

Back to Contents

PART II OTHER INFORMATION

ITEM 1A   Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011, with the exception of the following new risk factor as described below:

New regulations related to conflict-free minerals may cause us to incur additional expenses.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries “(DRC”). The SEC has established new annual disclosure and reporting requirements for those companies who use “conflict” minerals sourced from the DRC in their products. These new requirements could limit the pool of suppliers who can provide conflict-free minerals and as a result, we cannot ensure that we will be able to obtain these minerals at competitive prices. Compliance with these new requirements may also increase our costs. In addition, we may face challenges with our customers if we are unable to sufficiently verify the origins of the minerals used in our products.

ITEM 2   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In September 2011, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. The Company has spent $55.6 million on the repurchase of common shares through September 30, 2012. As of September 30, 2012, approximately $144.4 million remains authorized for future repurchases under this program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

Period	Total Number of Class B Shares Purchased (000’s)	Average Price Paid per Class B Share	Approximate Value of Shares that May Yet Be Purchased Under the Programs (in millions)
BALANCE AS OF JUNE 30, 2012			$157.9
July 2012	-	$-	$157.9
August 2012	98	82.75	$149.9
September 2012	67	81.44	$144.4
TOTAL FOR THE QUARTER ENDED SEPTEMBER 30, 2012	165	$82.21

The Company did not repurchase any Class A Common Stock during the quarter ended, September 30, 2012.

HUBBELL INCORPORATED – Form 10-Q   19

Back to Contents

ITEM 6   Exhibits

EXHIBITS

Number	Description
10.ww †

Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and William R. Sperry. Exhibit 10.1 of the registrant’s report on Form 8-K filed on September 17, 2012, is incorporated by reference.

10.ww (1) †

Amendment, dated as of September 11, 2012, to the Change in Control Severance Agreement between Hubbell Incorporated and William R. Sperry. Exhibit 10.2 of the registrant’s report on Form 8-K filed on September 17, 2012, is incorporated by reference.

10.xx †*	Change in Control Severance Agreement, dated as of September 11, 2012, between Hubbell Incorporated and An-Ping Hsieh.
31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
† This exhibit constitutes a management contract, compensatory plan, or arrangement. * Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 19, 2012	HUBBELL INCORPORATED
/s/ William R. Sperry	/s/ Darrin S. Wegman
William R. Sperry	Darrin S. Wegman
Senior Vice President and Chief Financial Officer	Vice President, Controller (Chief Accounting Officer)

HUBBELL INCORPORATED – Form 10-Q   20