Form 10-K
period 2012-12-31
HUBBELL INC
filed 2013-02-13
CIK 48898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012 was $4,215,214,530*. The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of February 6, 2013 was 7,167,506 and 52,126,812, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of shareholders scheduled to be held on May 7, 2013, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.

* Calculated by excluding all shares held by Executive Officers and Directors of registrant and the Louie E. Roche Trust, the Harvey Hubbell Trust, the Harvey Hubbell Foundation and the registrant’s pension plans, without conceding that all such persons or entities are “affiliates” of registrant for purpose of the Federal Securities Laws.

Table of contents

PART I	3
ITEM 1	Business	3
ITEM 1A	Risk Factors	7
ITEM 1B	Unresolved Staff Comments	9
ITEM 2	Properties	9
ITEM 3	Legal Proceedings	9
ITEM 4	Mine Safety Disclosures	9
PART II	11
ITEM 5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
ITEM 6	Selected Financial Data	13
ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 7A	Quantitative and Qualitative Disclosures about Market Risk	22
ITEM 8	Financial Statements and Supplementary Data	25
ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56
ITEM 9A	Controls and Procedures	56
ITEM 9B	Other Information	56
PART III	57
ITEM 10	Directors, Executive Officers and Corporate Governance	57
ITEM 11	Executive Compensation	57
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	57
ITEM 13	Certain Relationships and Related Transactions and Director Independence	58
ITEM 14	Principal Accountant Fees and Services	58
PART IV	59
ITEM 15	Exhibits and Financial Statement Schedule	59
Signatures	62

HUBBELL INCORPORATED – Form 10-K   2

PART I

ITEM 1   Business

Hubbell Incorporated (herein referred to as “Hubbell”, the “Company”, the “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries as the context may require) was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Hubbell is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, Mexico, the People’s Republic of China (“China”), Italy, the United Kingdom (“UK”), Brazil and Australia. Hubbell also participates in joint ventures in Taiwan and Hong Kong, and maintains offices in Singapore, China, India, Mexico, South Korea and countries in the Middle East.

The Company’s reporting segments consist of the Electrical segment (comprised of electrical systems products and lighting products) and the Power segment, as described below. See also Item 7. Management’s Discussion and Analysis – “Executive Overview of the Business” and “Results of Operations” as well as Note 20 – Industry Segments and Geographic Area Information in the Notes to Consolidated Financial Statements.

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

Electrical Segment

The Electrical segment (69%, 70% and 71% of consolidated revenues in 2012, 2011 and 2010, respectively) is comprised of businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, connector and grounding products, lighting fixtures and controls, as well as other electrical equipment. The products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians and telecommunications companies. In addition, certain businesses design and manufacture a variety of high voltage test and measurement equipment, industrial controls and communication systems used in the non-residential and industrial markets. Many of these products are designed such that they can also be used in harsh and hazardous locations where a potential for fire and explosion exists due to the presence of flammable gasses and vapors. Harsh and hazardous products are primarily used in the oil and gas (onshore and offshore) and mining industries. There are also a variety of lighting fixtures, wiring devices and electrical products that have residential and utility applications.

These products are primarily sold through electrical and industrial distributors, home centers, retail and hardware outlets, lighting showrooms and residential lighting internet sites. Special application products are sold primarily through wholesale distributors to contractors, industrial customers and original equipment manufacturers (“OEMs”). High voltage products are sold primarily by direct sales to customers through our sales engineers. Hubbell maintains a sales and marketing organization to assist potential users with the application of certain products to their specific requirements, and with architects, engineers, industrial designers, OEMs and electrical contractors for the design of electrical systems to meet the specific requirements of industrial, non-residential and residential users. Hubbell is also represented by sales agents for many of its product offerings.

Electrical Systems

Hubbell designs, manufactures and sells thousands of wiring and electrical products which are supplied principally to industrial, non-residential and residential customers. These products include items such as:

• Cable reels	• Wiring devices & accessories	• Junction boxes, plugs & receptacles
• Cable glands & fittings	• Switches & dimmers	• Datacom connectivity & enclosures
• Connectors & tooling	• Pin & sleeve devices	• Speciality communications equipment
• Floor boxes	• Electrical motor controls	• High voltage test systems
• Ground fault devices	• Steel & plastic electrical enclosures	• Mining communication & controls

These wiring and electrical products are sold under various brands and/or trademarks, including:

• Hubbell®	• Bell®	• Victor™
• Kellems®	• TayMac®	• GAI-Tronics®
• Bryant®	• Wiegmann®	• Gleason Reel®
• Burndy®	• Killark®	• Haefely®
• Wejtap™	• Hawke™	• Hipotronics®
• Raco®	• Chalmit™	• Austdac™

HUBBELL INCORPORATED – Form 10-K   3

Back to Contents

Lighting Products

Hubbell manufactures and sells lighting fixtures and controls for indoor and outdoor applications. The markets served include non-residential and residential. A fast growing trend within the lighting industry is the adoption of light emitting diode (“LED”) technology as the light source. LED technology is both energy efficient and long–lived and as a result offers customers the benefits of lower energy and maintenance costs. The Company has a broad array of LED-luminaire products within its portfolio and the majority of new product development efforts are oriented towards expanding those offerings. Samples of these lighting products or applications include:

• Canopy light fixtures	• Parking lot/parking garage fixtures	• Decorative landscaping fixtures
• Emergency lighting/exit signs	• Bollards	• Fluorescent fixtures
• Specification grade LED fixtures	• Bath/vanity fixtures & fans	• Ceiling fans
• Floodlights & poles	• Chandeliers, sconces & directionals	• Site & area lighting fixtures
• Recessed, surface mounted & track fixtures	• Fixtures used to illuminate athletic/ recreational fields	• Occupancy, dimming & daylight harvesting sensors

These lighting products are sold under various brands and/or trademarks, including:

• Kim Lighting®	• Security Lighting Systems™	• Spaulding Lighting™
• Sportsliter Solutions™	• Columbia Lighting®	• Alera Lighting®
• Kurt Versen	• Prescolite®	• Dual-Lite®
• Beacon Products	• Precision-Paragon [P2]	• Progress Lighting®
• Architectural Area Lighting	• Hubbell Building Automation	• Hubbell Outdoor Lighting

Power Segment

The Power segment (31%, 30% and 29% of consolidated revenues in 2012, 2011 and 2010, respectively) consists of operations that design and manufacture various distribution, transmission, substation and telecommunications products primarily used by the electrical utility industry. In addition, certain of these products are used in the civil construction and transportation industries. Products are sold to distributors and directly to users such as electric utilities, telecommunication companies, pipeline and mining operations, industrial firms, construction and engineering firms. While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a substantial decrease in purchases by electrical utilities would affect this segment.

Distribution, Transmission and Substation Utility Products

Hubbell manufactures and sells a wide variety of electrical distribution, transmission, substation and telecommunications products. These products include items such as:

• Arresters	• High voltage bushings	• Grounding equipment
• Cutouts & fuse links	• Insulators	• Programmable reclosers
• Lineman tools, hoses & gloves	• Cable terminations & accessories	• Sectionalizers
• Helical anchors & foundations	• Formed wire products	• Pole line hardware
• Overhead, pad mounted & capacitor switches	• Splices, taps & connectors	• Polymer concrete & fiberglass enclosures and equipment pads

These products are sold under the following brands and/or trademarks:

• Ohio Brass®	• Chance®	• Anderson®
• Fargo®	• Hubbell®	• Polycast®
• Quazite®	• Quadri*sil®	• Trinetics®
• Electro Composites™	• USCO™	• CDR™
• Hot Box®	• PCORE®	• Delmar

Information Applicable to All General Categories

International Operations

The Company has several operations located outside of the United States. These operations manufacture, assemble and/or market Hubbell products and service both the Electrical and Power segments.

As a percentage of total net sales, shipments from foreign operations directly to third parties were 17% in 2012, 2011 and 2010 with the Canada, UK and Brazil operations representing approximately 29%, 23% and 12%, respectively, of 2012 international net sales. See also Note 20-Industry Segments and Geographic Area Information in the Notes to Consolidated Financial Statements and Item 1A. Risk Factors relating to manufacturing in and sourcing from foreign countries.

HUBBELL INCORPORATED – Form 10-K   4

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

Patents

Hubbell has approximately 1,545 active United States and foreign patents covering many of its products, which expire at various times. While Hubbell deems these patents to be of value, it does not consider its business to be dependent upon patent protection. Hubbell also licenses products under patents owned by others, as necessary, and grants licenses under certain of its patents.

Working Capital

Inventory, accounts receivable and accounts payable levels, payment terms and, where applicable, return policies are in accordance with the general practices of the electrical products industry and standard business procedures. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Backlog

Backlog of orders believed to be firm at December 31, 2012 was approximately $290.5 million compared to $288.2 million at December 31, 2011. Substantially all of the backlog existing at December 31, 2012 is expected to be shipped to customers in 2013. Although this backlog is important, the majority of Hubbell’s revenues result from sales of inventoried products or products that have short periods of manufacture.

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

Research and Development

Research and development expenditures represent costs to discover and/or apply new knowledge in developing a new product or process, or in bringing about significant improvement in an existing product or process. Research and development expenses are recorded as a component of Cost of goods sold. Expenses for research and development were less than 2% of Cost of goods sold for each of the years 2012, 2011 and 2010.

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

Like other companies engaged in similar businesses, the Company has incurred or acquired through business combinations, remedial response and voluntary cleanup costs for site contamination and is a party to product liability and other lawsuits and claims associated with environmental matters, including past production of product containing toxic substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future. However, considering past experience and reserves, the Company does not anticipate that these matters will have a material impact on earnings, capital expenditures, financial condition or competitive position. See also Item 1A. Risk Factors and Note 15 — Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Employees

As of December 31, 2012, Hubbell had approximately 13,600 salaried and hourly employees of which approximately 7,500 of these employees, or 55%, are located in the United States. Approximately 2,200 of these U.S. employees are represented by 17 labor unions. Hubbell considers its labor relations to be satisfactory.

HUBBELL INCORPORATED – Form 10-K   5

Back to Contents

Executive Officers of the Registrant

Name	Age	(1)	Present Position	Business Experience
Timothy H. Powers	64		Chairman of the Board

Present position since September 15, 2004; Chief Executive Officer July 1, 2001 to December 31, 2012; President July 1, 2001 to June 6, 2012; Senior Vice President and Chief Financial Officer September 21, 1998 to June 30, 2001; previously Executive Vice President, Finance & Business Development, Americas Region, Asea Brown Boveri.

David G. Nord	55		President and Chief Executive Officer

Chief Executive Officer since January 1, 2013; President since June 6, 2012; Chief Operating Officer June 6, 2012 to December 31, 2012; Senior Vice President and Chief Financial Officer September 19, 2005 to June 6, 2012; previously Chief Financial Officer of Hamilton Sundstrand Corporation, a United Technologies company, April 2003 to September 2005, and Vice President, Controller of United Technologies Corporation October 2000 to March 2003.

William R. Sperry	50		Senior Vice President and Chief Financial Officer

Present position since June 6, 2012; Vice President, Corporate Strategy and Development August 15, 2008 to June 6, 2012; previously, Managing Director, Lehman Brothers August 2006 to April 2008, various positions, including Managing Director, of J.P. Morgan and its predecessor institutions, 1994-2006.

Gary N. Amato	61		Group Vice President (Electrical Systems)

Present position since December 23, 2008; Group Vice President (Electrical Products) October 2006-December 23, 2008; Vice President October 1997-September 2006; Vice President and General Manager of the Company’s Industrial Controls Divisions (ICD) 1989-1997; Marketing Manager, ICD, April 1988-March 1989.

Scott H. Muse	55		Group Vice President (Lighting Products)

Present position since April 27, 2002 (elected as an officer of the Company on December 3, 2002); previously President and Chief Executive Officer of Lighting Corporation of America, Inc. 2000-2002, and President of Progress Lighting, Inc. 1993-2000.

William T. Tolley	55		Group Vice President (Power Systems)

Present position since December 23, 2008; Group Vice President (Wiring Systems) October 1, 2007-December 23, 2008; Senior Vice President of Operations and Administration (Wiring Systems) October 2005-October 2007; Director of Special Projects April 2005-October 2005; administrative leave November 2004-April 2005; Senior Vice President and Chief Financial Officer February 2002 - November 2004.

James H. Biggart, Jr.	60		Vice President and Treasurer	Present position since January 1, 1996; Treasurer since 1987; Assistant Treasurer 1986 - 1987; Director of Taxes 1984-1986.
An-Ping Hsieh	52		Vice President, General Counsel

Present position since September 4, 2012; previously, Vice President, Secretary and Associate General Counsel of United Technologies Corporation (“UTC”) February 2008 to September 2012; Vice President and General Counsel, UTC Fire and Security 2003 – 2008; Deputy General Counsel, Otis Elevator Company, a United Technologies company 2001-2003.

W. Robert Murphy	63		Executive Vice President, Marketing and Sales

Present position since October 1, 2007; Senior Group Vice President 2001-2007; Group Vice President 2000-2001; Senior Vice President Marketing and Sales (Wiring Systems) 1985-1999; and various sales positions (Wiring Systems) 1975-1985.

Darrin S. Wegman	45		Vice President and Controller

Present position since March 1, 2008; Vice President and Controller of the former Hubbell Industrial Technology segment/Hubbell Electrical Products March 2004-February 2008; Vice President and Controller of the former Hubbell Industrial Technology segment March 2002-March 2004; Controller of GAI-Tronics Corporation July 2000-February 2002.

(1) As of February 13, 2013.

There are no family relationships between any of the above-named executive officers. For information related to our Board of Directors, refer to Item 10. Directors, Executive Officers and Corporate Governance.

HUBBELL INCORPORATED – Form 10-K   6

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

We rely on our suppliers to produce high quality materials, components and finished goods according to our specifications. Although we have quality control procedures in place, there is a risk that products may not meet our specifications which could impact our ability to ship high quality products to our customers on a timely basis and this could adversely impact our results of operations.

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

The proper functioning of Hubbell’s information systems is critical to the successful operation of our business. Although our information systems are protected with robust backup and security systems, these systems are still susceptible to outages due to fire, flood, power loss, telecommunications failures, viruses, break-ins and similar events or breaches of security. A failure of our information technology systems could impact our ability to process orders, maintain proper levels of inventory, collect accounts receivable and/or pay expenses; all of which could have an adverse effect on our results of operations, financial condition and cash flows.

We have continued to work on improving our understanding and utilization of our enterprise resource planning system, standardizing business processes and performing implementations at our remaining businesses. We expect to incur additional costs related to future implementations, process reengineering efforts as well as for enhancements and upgrades to the system. These system modifications/implementations could result in operating inefficiencies which could impact our operating results and/or our ability to perform necessary business transactions.

HUBBELL INCORPORATED – Form 10-K   7

Back to Contents

A deterioration in the credit quality of our customers could have a material adverse effect on our operating results and financial condition.

We have an extensive customer base of distributors and wholesalers, electric utilities, OEMs, electrical contractors, telecommunications companies, and retail and hardware outlets. We are not dependent on a single customer, however, our top ten customers account for approximately one-third of our net sales. A deterioration in credit quality of several major customers could adversely affect our results of operations, financial condition and cash flows.

Inability to access capital markets may adversely affect our business.

Our ability to invest in our business and make strategic acquisitions may require access to the capital markets. If general economic and capital market conditions deteriorate significantly, it could adversely impact access to the capital markets. This could adversely affect our results of operations, financial condition and cash flows.

We have two classes of common stock with different voting rights, which results in a concentration of voting power of our common stock.

As of December 31, 2012, the holders of our Class A common stock (with 20 votes per share) held approximately 73% of the voting power represented by all outstanding shares of our common stock and approximately 11% of the Company’s total equity value, and the Hubbell Trust and Roche Trust collectively held approximately 49% of our Class A common stock. The holders of the Class A common stock thus are in a position to influence matters that are brought to a vote of the holders of our common stock, including, among others, the election of the board of directors, any amendments to our charter documents, and the approval of material transactions. In order to further the interests of our shareholders, the Company routinely reviews various alternatives to meet its capital structure objectives, including equity, reclassification and debt transactions.

We are subject to litigation and environmental regulations that may adversely impact our operating results.

We are a party to a number of legal proceedings and claims, including those involving product liability, intellectual property and environmental matters, which could be significant. It is not possible to predict with certainty the outcome of every claim and lawsuit. We could in the future incur judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on our results of operations and financial condition. In addition, while we maintain insurance coverage with respect to certain claims, such insurance may not provide adequate coverage against such claims. We establish reserves based on our assessment of contingencies, including contingencies related to legal claims asserted against us. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a reserve and require us to make additional material payments, which could have an adverse effect on our results and/or operations.

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

New regulations related to conflict-free minerals may cause us to incur additional expenses and may create challenges with our customers.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries “(DRC”). The SEC has established new annual disclosure and reporting requirements for those companies who use “conflict” minerals sourced from the DRC in their products. These new requirements could limit the pool of suppliers who can provide conflict-free minerals and as a result, we cannot ensure that we will be able to obtain these conflict-free minerals at competitive prices. Compliance with these new requirements may also increase our costs. In addition, we may face challenges with our customers if we are unable to sufficiently verify the origins of the minerals used in our products.

Health care reform could adversely affect our operating results.

In 2010, the United States federal government enacted comprehensive health care reform legislation. Due to the breadth and complexity of this legislation, as well as its phased-in nature of implementation and lack of interpretive guidance, it is difficult for the Company to predict the overall effects it will have on our business over the coming years. To date, the Company has not experienced material costs related to the health care reform legislation, however it is possible that our operating results could be adversely affected in the future by increased costs, expanded liability exposure and requirements that change the ways we provide healthcare and other benefits to our employees.

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

HUBBELL INCORPORATED – Form 10-K   8

Back to Contents

ITEM 1B   Unresolved Staff Comments

None

ITEM 2   Properties

Hubbell’s manufacturing and warehousing facilities, classified by reporting segment, are located in the following countries. The Company believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

Segment	Location	Number of Facilities		Total Approximate Floor Area in Square Feet
		Warehouses	Manufacturing	Owned	Leased
Electrical segment	United States	14	27	3,098,900	1,610,700
	Australia	1	2	—	39,600
	Brazil	—	1	123,200	—
	Canada	3	1	178,700	22,400
	Italy	—	1	—	8,200
	Mexico	1	3	658,600	43,300
	China	—	1	—	185,900
	Puerto Rico	—	1	162,400	—
	Singapore	1	—	—	6,700
	Switzerland	—	1	94,900	—
	United Kingdom	1	3	133,600	51,400
Power segment	United States	1	10	2,182,900	137,300
	Brazil	—	1	103,000	—
	Canada	—	1	30,000	—
	Mexico	—	3	218,600	120,900
	China	1	1	—	64,900

ITEM 3   Legal Proceedings

As described in Note 15 — Commitments and Contingencies in the Notes to Consolidated Financial Statements, the Company is involved in various legal proceedings, including intellectual property matters, as well as workers’ compensation, product liability and environmental matters, including past production of product containing toxic substances, which have arisen in the normal course of its operations and with respect to which the Company is self-insured for certain incidents at various amounts. Management believes, considering its past experience, insurance coverage and reserves, that the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 4   Mine Safety Disclosures

Not applicable.

HUBBELL INCORPORATED – Form 10-K   9

Back to Contents

This page intentionally left blank.

HUBBELL INCORPORATED – Form 10-K   10

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

Market Prices (Dollars Per Share) Years Ended December 31,	Class A Common		Class B Common
	High	Low	High	Low
2012 — Fourth quarter	80.73	72.98	86.48	78.95
2012 — Third quarter	78.91	72.91	83.34	78.85
2012 — Second quarter	76.66	68.67	81.31	72.82
2012 — First quarter	76.95	60.97	79.39	67.80
2011 — Fourth quarter	61.00	42.35	67.85	46.81
2011 — Third quarter	62.08	43.50	67.10	48.66
2011 — Second quarter	72.12	54.49	73.05	61.55
2011 — First quarter	67.06	55.25	71.26	58.43
Dividends Declared (Dollars Per Share) Years Ended December 31,	Class A Common		Class B Common
	2012	2011	2012	2011
First quarter	0.41	0.38	0.41	0.38
Second quarter	0.41	0.38	0.41	0.38
Third quarter	0.41	0.38	0.41	0.38
Fourth quarter	0.45	0.38	0.45	0.38
Number of Common Shareholders of Record At December 31,	2012	2011	2010	2009	2008
Class A	426	458	483	526	551
Class B	2,389	2,549	2,731	2,860	3,055

Our dividends are declared at the discretion of our Board of Directors. During 2012, the quarterly dividend rate was increased twice. The first increase occurred in February 2012 when the quarterly dividend was increased from $0.38 per share to $0.41 per share, an increase of 8%. The second increase to the quarterly dividend occurred in December 2012 when the Board of Directors approved an increase to our quarterly dividend from $0.41 per share to $0.45 per share, an increase of 10%. This quarterly dividend was paid on December 26, 2012 to shareholders of record on December 14, 2012.

Purchases of Equity Securities

In September 2011, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. During 2012, the Company spent $75.6 million on the repurchase of Class B Common Stock, of which $20.0 million was spent in the fourth quarter. As of December 31, 2012, approximately $124.4 million remains authorized for future repurchases under this program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

HUBBELL INCORPORATED – Form 10-K   11

Back to Contents

The following table summarizes the Company’s repurchase activity of Class B Common Stock during the quarter ended December 31, 2012:

Period	Total Number of Class B Shares Purchased (000’s)	Average Price Paid per Class B Share	Approximate Value of Shares that May Yet Be Purchased Under the Programs (in millions)
BALANCE AS OF SEPTEMBER 30, 2012			$144.4
October 2012	-	$-	$144.4
November 2012	-	-	$144.4
December 2012	238	83.87	$124.4
TOTAL FOR THE QUARTER ENDED DECEMBER 31, 2012	238	$83.87

Corporate Performance Graph

The following graph compares the total return to shareholders on the Company’s Class B Common Stock during the five years ended December 31, 2012, with a cumulative total return on the (i) Standard & Poor’s MidCap 400 (“S&P MidCap 400”) and (ii) the Dow Jones U.S. Electrical Components & Equipment Index (“DJUSEC”). The Company is a member of the S&P MidCap 400. As of December 31, 2012, the DJUSEC reflects a group of nineteen company stocks in the electrical components and equipment market segment, and serves as the Company’s peer group for purposes of this graph. The comparison assumes $100 was invested on December 31, 2007 in the Company’s Class B Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Hubbell, Inc., the S&P Midcap 400 Index, and The Dow Jones US Electrical Components & Equipment Index

$250
$200
$150
$100
$50
$0
12/07
12/08
12/09
12/10
12/11
12/12
Hubbell, Inc.
S&P Midcap 400
Dow Jones US Electrical Components & Equipment

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2013 Dow Jones & Co. All rights reserved.

HUBBELL INCORPORATED – Form 10-K   12

Back to Contents

ITEM 6   Selected Financial Data

The following summary should be read in conjunction with the consolidated financial statements and notes contained herein (dollars and shares in millions, except per share amounts).

OPERATIONS, years ended December 31,	2012	2011	2010		2009	2008
Net sales	$3,044.4	$2,871.6	$2,541.2		$2,355.6	$2,704.4
Gross profit	$1,012.2	$923.7	$828.7		$725.9	$803.4
Operating income	$471.8	$423.8	$367.8		$294.7	$346.0
Operating income as a % of sales	15.5%	14.8%	14.5%		12.5%	12.8%
Loss on extinguishment of debt	$-	$-	$(14.7	) (1)	$-	$-
Net income attributable to Hubbell	$299.7	$267.9	$217.2	(1)	$180.1	$222.7
Net income attributable to Hubbell as a % of net sales	9.8%	9.3%	8.5%		7.6%	8.2%
Net income attributable to Hubbell as a % of Hubbell shareholders’ average equity	19.2%	18.3%	15.8%		15.6%	21.3%
Earnings per share — diluted	$5.00	$4.42	$3.59	(1)	$3.15	$3.93
Cash dividends declared per common share	$1.68	$1.52	$1.44		$1.40	$1.38
Average number of common shares outstanding — diluted	59.8	60.4	60.3		57.0	56.5
Cost of acquisitions, net of cash acquired	$90.7	$29.6	$-		$355.8	$267.4
FINANCIAL POSITION, AT YEAR-END
Working capital	$1,008.8	$861.4	$781.1		$492.8	$494.1
Total assets	$2,947.0	$2,846.5	$2,705.8		$2,402.8	$2,115.5
Total debt	$596.7	$599.2	$597.7		$497.2	$497.4
Total Hubbell shareholders’ equity	$1,661.2	$1,467.8	$1,459.2		$1,298.2	$1,008.1
NUMBER OF EMPLOYEES, AT YEAR-END	13,600	13,500	13,000		12,700	13,000
(1) In 2010, the Company recorded a $14.7 million pre-tax charge ($9.1 million after-tax) related to its early extinguishment of debt. The earnings per diluted share impact of this charge was $0.15.

ITEM 7   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the United Kingdom, Brazil and Australia. The Company also participates in joint ventures in Taiwan and Hong Kong, and maintains offices in Singapore, China, India, Mexico, South Korea and countries in the Middle East. The Company employs approximately 13,600 individuals worldwide and operates approximately 80 facilities in 11 countries.

During 2012, management changes were made as part of our succession planning program. Mr. David G. Nord was appointed President and Chief Operating Officer in June 2012 and assumed responsibility for oversight of business operations. Also in June 2012, Mr. William R. Sperry was named Senior Vice President and Chief Financial Officer. Effective January 1, 2013, Mr. Nord was appointed President and Chief Executive Officer succeeding Mr. Timothy H. Powers who remained the Company’s Chairman of the Board of Directors. In September 2012, Mr. An-Ping Hsieh was appointed as Vice President, General Counsel of the Company.

The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for 2012, 2011 and 2010 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

We believe our current strategy provides the means for the Company to continue to grow profits and deliver attractive returns to our shareholders. In 2012, we executed a business plan focused on:

Revenue

Organic Demand: The Company remains focused on expanding market share through an emphasis on new product introductions and more effective utilization of sales and marketing efforts across the organization. In 2012, organic demand was 5% higher than 2011 primarily due to strength in the utility market, the energy segment of the industrial market, the retrofit/relight segment within the non-residential market and the residential market.

Acquisitions: During 2012, the Company completed four acquisitions; three businesses and one product line, for $90.7 million. Three of these acquisitions were added to the Electrical segment and one to the Power segment. The Electrical segment acquisitions consist of a manufacturer of connectors and boxes for harsh and hazardous locations, a manufacturer of motor controls and a designer of enclosures and boxes. The Power segment acquisition consists of a manufacturer of enclosures and switching products. In January 2013, the Company acquired the assets of Continental Industries for approximately $37 million. This acquisition manufactures high quality exothermic welding and connector products and will be part of the Electrical segment. The Company continues to assess opportunities to expand sales through acquisitions of businesses that fill product line gaps or allow for expansion into new markets. See also Note 2 – Business Acquisitions in the Notes to Consolidated Financial Statements.

HUBBELL INCORPORATED – Form 10-K   13

Back to Contents

Price Realization

Our goal is to achieve parity between pricing and material cost increases. Commodity raw material costs, including steel, copper and aluminum, decreased in 2012, however costs for resins, chemicals and certain purchased finished goods and value added components increased. In addition, transportation costs continued to increase during 2012, reflecting higher levels of fuel costs. As a result, selective price increases were implemented throughout 2012 resulting in price realization being in excess of material cost increases for the year.

Productivity

The Company continued to expand upon the benefits of our enterprise resource planning system, including standardizing best practices in inventory management, production planning and scheduling to improve manufacturing throughput and to reduce costs. Value-engineering efforts and product transfers, including those to our manufacturing operations in China, contributed to our productivity improvements. This continuing emphasis on operational improvements is expected to result in further reductions of lead times and improved service levels to our customers. We continued to expand our back office productivity by expanding our engineering and administrative support services offices in India.

Outlook

For 2013, we expect our overall net sales to increase by three to five percent compared to 2012, including two percentage points of growth from the four acquisitions completed in 2012 and the one recently completed in 2013. The non-residential new construction market is expected to remain challenging in 2013 with the second half of the year growth forecasted to be stronger than the first half. Within the non-residential construction market, retrofit and relight projects are expected to increase in the six to eight percent range. The utility market is expected to grow in the two to four percent range with modest increases anticipated for maintenance and repair spending on distribution and transmission networks. We also anticipate the investments in transmission related projects will continue at high levels but the growth rate will slow. The industrial market is expected to be flat to slightly higher with modest increases in factory utilization and energy markets partially offset by lower demand for high voltage test equipment. For the residential market, we anticipate continued broad based strengthening in single and multi-family housing starts.

We plan to continue to work on productivity initiatives, including improved sourcing, product redesign and lean projects focused on both factory and back office efficiency. We anticipate cost increases from materials, including both commodities and purchased products, healthcare and other inflationary costs. We plan to continue to invest in people and resources to support our growth initiatives. Overall we expect to expand operating margin by approximately 40 basis points in 2013 compared to 2012. Additionally, we expect our 2013 tax rate to decrease slightly to approximately 31.5% primarily due to the reinstatement of the research and development tax credit partially offset by a higher mix of domestic income. We expect to increase our earnings in 2013 through higher sales, careful management of pricing relative to material costs and by continuing our productivity programs.

In 2013, we anticipate free cash flow (defined as cash flows from operations less capital expenditures) to approximate net income. Finally, with our strong financial position, we expect to continue to evaluate and pursue additional acquisitions to add to our portfolio.

Results of Operations

Our operations are classified into two reportable segments: Electrical and Power. For a complete description of the Company’s segments, see Part I, Item 1 of this Annual Report on Form 10-K. Within these segments, Hubbell primarily serves customers in the non-residential and residential construction, industrial and utility markets. The Company’s served markets, in order of magnitude of net sales for the Company, are primarily non-residential construction, industrial, utility and to a lesser extent, residential construction.

In 2012, market conditions were mixed. Overall, the non-residential market was flat. Within the non-residential market, increases in private new construction spending were essentially offset by declines in public investment. Renovation and relight projects continued to drive demand. The industrial market improved modestly due to stronger demand for harsh and hazardous products and higher factory utilization partially offset by lower demand for high voltage test equipment. The utility market improved due to stronger transmission project spending and a slight increase in maintenance, repair and overhaul (“MRO”) demand. The residential market increased substantially in 2012 primarily due to improvements in both single and multi-family housing starts.

HUBBELL INCORPORATED – Form 10-K   14

Back to Contents

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Year Ending December 31,
	2012	% of Net sales	2011	% of Net sales	2010	% of Net sales
Net sales	$3,044.4		$2,871.6		$2,541.2
Cost of goods sold	2,032.2		1,947.9		1,712.5
Gross profit	1,012.2	33.2%	923.7	32.2%	828.7	32.6%
Selling & administrative expenses	540.4	17.7%	499.9	17.4%	460.9	18.1%
Operating income	471.8	15.5%	423.8	14.8%	367.8	14.5%
Net income attributable to Hubbell	299.7	9.8%	267.9	9.3%	217.2	8.5%
EARNINGS PER SHARE - DILUTED	$5.00		$4.42		$3.59

2012 Compared to 2011

Net Sales

Net sales for the year ended 2012 were $3.0 billion, an increase of 6% over the year ended 2011 primarily due to higher organic volume. Volume added four percentage points to net sales in 2012 compared to 2011 while acquisitions and price realization increased net sales by two and one percentage points, respectively. Foreign currency translation decreased net sales by one percentage point.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold decreased to 66.8% for 2012 compared to 67.8% in 2011. The decrease was primarily due to price realization, productivity improvements and slightly lower material costs. Lower costs for commodities such as copper, steel and aluminum were partially offset by higher costs for resins, chemicals, purchased finished goods and value added components.

Gross Profit

The gross profit margin for 2012 increased to 33.2% compared to 32.2% in 2011. The increase was primarily due to price realization, productivity improvements and slightly lower material costs. Lower costs for commodities such as copper, steel and aluminum were partially offset by higher costs for resins, chemicals, purchased finished goods and value added components.

Selling & Administrative Expenses (“S&A”)

S&A expenses increased 8% compared to 2011 due to the impact of the businesses acquired and higher costs for wages, pensions and benefits. As a percentage of net sales, S&A expenses increased to 17.7% in 2012 compared to 17.4% in 2011.

Operating Income

Operating income increased 11% to $471.8 million primarily due to higher net sales and gross profit partially offset by higher selling and administrative costs. Operating margin of 15.5% in 2012 increased 70 basis points compared to 14.8% in 2011 as a result of productivity improvements, price realization, higher volume and lower material costs partially offset by other inflationary and spending increases, including pension and benefit related expenses.

Total Other Expense

In 2012, total other expense decreased by $4.0 million primarily due to lower net foreign currency transaction losses in 2012 compared to 2011.

Income Taxes

The effective tax rate in 2012 was 31.6% compared to 30.7% in 2011. The increased tax rate for 2012 was due primarily to the federal research and development tax credit not being extended in 2012. Additional information related to our effective tax rate is included in Note 12 — Income Taxes in the Notes to Consolidated Financial Statements.

Net Income attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell and earnings per diluted share in 2012 increased 12% and 13%, respectively, compared to 2011. These increases are due to higher net sales and operating income, lower other expense partially offset by a higher effective tax rate. In addition, earnings per diluted share reflect a decrease in the average number of shares outstanding in 2012 compared to 2011.

Segment Results

Electrical Segment

(In millions)	2012	2011
Net Sales	$2,114.6	$2,004.2
Operating Income	$303.7	$282.0
Operating Margin	14.4%	14.1%

Net sales in the Electrical segment increased 6% in 2012 compared with 2011. Volume added three percentage points while acquisitions and price realization added two and one percentage points, respectively, to net sales in 2012 compared to 2011. Foreign currency translation was essentially flat compared to 2011. Sales growth was due to strength in the energy markets, strong demand for retrofit and relight products and improvement in the residential market. Within the non-residential construction market, new construction remained weak with increases in private spending essentially offsetting lower public investment.

Within the segment, electrical systems products net sales increased 8% in 2012 compared to 2011 due to stronger underlying demand, acquisitions and price realization partially offset by unfavorable currency translation. Net sales of lighting products increased 1% in 2012 compared to 2011 due to price realization and higher sales in the residential market which were offset, in part, by lower sales in the commercial and industrial markets.

Operating income in 2012 increased 8% to $303.7 million compared to 2011 while operating margin increased 30 basis points. Operating income and operating margin increased primarily due to productivity improvements, price realization, lower material costs and higher volume. These benefits were partially offset by cost increases including wages, benefits and other personnel related costs along with a less favorable product mix.

HUBBELL INCORPORATED – Form 10-K   15

Back to Contents

Power Segment

(In millions)	2012	2011
Net Sales	$929.8	$867.4
Operating Income	$168.1	$141.8
Operating Margin	18.1%	16.3%

Net sales in the Power segment increased 7% in 2012 compared to 2011. Volume increased net sales by six percentage points due to higher transmission project sales, increased spending on distribution and transmission maintenance programs and strong international demand. Price realization added two percentage points to net sales while foreign currency translation reduced net sales by one percentage point.

Operating income increased 19% to $168.1 million and operating margin improved 180 basis points to 18.1% in 2012 compared to 2011. The increase in operating income and operating margin was due to productivity improvements, higher volume and price realization partially offset by material costs and other cost increases including wages, benefits and other personnel related costs.

2011 Compared to 2010

Net Sales

Net sales for the year ended 2011 were $2.9 billion, an increase of 13% over the year ended 2010 primarily due to higher organic volume. Volume added ten points to net sales in 2011 compared to 2010 while price realization and foreign currency translation increased net sales by two and one percentage points, respectively.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold increased to 67.8% in 2011 compared to 67.4% in 2010. The increase was primarily due to higher commodity costs partially offset by price realization and productivity improvements.

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

Operating Income

Operating income increased 15% to $423.8 million primarily due to higher net sales and gross profit partially offset by higher selling and administrative costs. Operating margin of 14.8% in 2011 increased 30 basis points compared to 14.5% in 2010 as a result of higher volume; partially offset by commodity costs and other inflationary and spending increases, including those to support product development initiatives, in excess of price realization and productivity improvements.

Total Other Expense

In 2011, total other expense decreased by $13.4 million primarily due to the absence of $14.7 million of costs associated with the 2010 early extinguishment of debt. In addition, net foreign currency transaction losses were $2.2 million higher in 2011 compared to 2010, which were partially offset by higher levels of investment income.

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

Operating income in 2011 increased 13% to $282.0 million compared to 2010 while operating margin increased 30 basis points. Operating income and operating margin increased primarily due to sales volume leverage, price realization and productivity improvements, partially offset by commodity costs and other inflationary and spending increases.

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

Operating income increased 19% to $141.8 million and operating margin improved 10 basis points to 16.3% in 2011 compared to 2010. The increase in operating income was due to higher volume, partially offset by commodity costs and other inflationary and spending increases, including those to support growth initiatives such as product development, in excess of price realization and productivity improvements. The margin improvement was primarily due to higher sales essentially offset by higher commodity costs in excess of price realization.

HUBBELL INCORPORATED – Form 10-K   16

Back to Contents

Financial Condition, Liquidity and Capital Resources

Cash Flow

(In millions)	December 31
	2012	2011	2010
Net cash provided by (used in):
Operating activities	$349.1	$335.0	$266.2
Investing activities	(116.1)	(86.5)	(54.7)
Financing activities	(161.7)	(198.3)	45.5
Effect of foreign currency exchange rate changes on cash and cash equivalents	4.1	(1.3)	5.2
NET CHANGE IN CASH AND CASH EQUIVALENTS	$75.4	$48.9	$262.2

2012 Compared to 2011

Cash provided by operating activities for the year ended 2012 increased compared to 2011 primarily due to higher net income partially offset by higher working capital usage. Cash used for changes in working capital was $45.3 million in 2012 compared to $21.5 million of cash used in 2011. This higher level of working capital usage in 2012 was due to a deterioration in working capital days, primarily inventory and to a lesser extent accounts receivable, partially offset by an improvement in accounts payable.

Investing activities used cash of $116.1 million in 2012 compared to cash used of $86.5 million in 2011. The increase was primarily due to the increased spending on acquisitions in 2012 as compared to 2011, partially offset by higher net proceeds from sales of available-for-sale securities.

Financing activities used cash of $161.7 million in 2012 compared to cash used of $198.3 million in 2011. The decrease in cash used is due to a lower level of common share repurchases partially offset by higher dividend payments in 2012 as compared to 2011. In 2012, the Company made five dividend payments as compared to four dividend payments made in 2011.

2011 Compared to 2010

Cash provided by operating activities for the year ended 2011 increased compared to 2010. This increase was primarily a result of higher net income and lower working capital usage. Cash used for changes in working capital was $21.5 million in 2011 compared to $38.9 million of cash used in 2010. This lower level of working capital usage in 2011 was due to an improvement in working capital days, primarily accounts payable and to a lesser extent inventory.

Investing activities used cash of $86.5 million in 2011 compared to cash used of $54.7 million in 2010. The increase was primarily due to the spending on acquisitions and higher capital expenditures in 2011 as compared to 2010.

Financing activities used cash of $198.3 million in 2011 compared to cash provided of $45.5 million in 2010. The increase in cash used was due to a higher level of common share repurchases and lower proceeds from the exercise of stock options in 2011 as compared to 2010. Additionally, financing activities in 2010 included net proceeds associated with the November 2010 $300 million debt offering, partially offset by the early extinguishment of $200 million of long-term debt.

Investments in the Business

Investments in our business include both expenditures required to maintain the operation of our equipment and facilities as well as cash outlays in support of our strategic initiatives. During 2012, we used cash of $49.1 million for capital expenditures, a decrease of $6.3 million from 2011. In 2011, the Company purchased a facility in Switzerland that had previously been leased for approximately $13 million.

During 2012, the Company invested $90.7 million, net of cash acquired, on four acquisitions. Three of these acquisitions were added to the Electrical segment, while one was added to the Power segment. In January 2013, the Company acquired the assets of Continental Industries for approximately $37 million. The Company intends to continue assessing opportunities to expand sales through acquisitions of businesses that fill product line gaps or allow for expansion into new markets. For more information refer to Note 2 – Business Acquisitions in the Notes to Consolidated Financial Statements.

In September 2011, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. During 2012, the Company spent $75.6 million on the repurchase of Class B Common Stock. The Company did not repurchase any Class A Common Stock during 2012. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

Additional information with respect to future investments in the business can be found under “Outlook” within Management’s Discussion and Analysis.

Debt to Capital

At December 31, 2012 and 2011, the Company had $596.7 million and $596.3 million, respectively, of senior long-term notes, net of unamortized discount. The long-term fixed-rate notes, with amounts of $300 million due in both 2018 and 2022, respectively, are callable with a make whole provision and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at December 31, 2012.

As of December 31, 2012, the Company has a credit agreement for a 5.9 million Brazilian Reais line of credit to fund its Brazilian operations. This line of credit expires in October 2013 and is not subject to annual commitment fees. At December 31, 2012, no borrowings were outstanding under this line of credit. At December 31, 2011, 5.5 million Brazilian Reais were outstanding (equivalent to $2.9 million) under a previous line of credit.

HUBBELL INCORPORATED – Form 10-K   17

Back to Contents

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	December 31
	2012	2011
Total Debt	$596.7	$599.2
Total Hubbell Shareholders’ Equity	1,661.2	1,467.8
TOTAL CAPITAL	$2,257.9	$2,067.0
Debt to Total Capital	26%	29%
Cash and Investments	$690.5	$624.4
NET DEBT	$(93.8)	$(25.2)
Net Debt to Total Capital	(4%)	(1%)

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

The Company had $645.0 million of cash and cash equivalents at December 31, 2012, of which approximately $214.0 million was held outside of the United States. The Company’s intent is to continue to indefinitely reinvest all of its undistributed international earnings and cash within its respective international subsidiaries.

As of December 31, 2012, the Company’s $500 million revolving credit facility had not been drawn against. The credit facility, which serves as a backup to our commercial paper program, is scheduled to expire in October 2016. The interest rate applicable to borrowing under the credit agreement is generally either the prime rate or a surcharge over LIBOR. The single financial covenant in the $500 million credit facility, which the Company is in compliance with, requires that total debt not exceed 55% of total capitalization. Annual commitment fees to support availability under the credit facility are not material.

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

The Company also maintains other lines of credit that are primarily used to support the issuance of letters of credit. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. At December 31, 2012 and 2011 these lines totaled $55.4 million and $64.7 million, respectively, of which $36.6 million and $27.3 million was unused. The annual commitment fees associated with these lines of credit are not material.

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

Changes in the value of the defined benefit plan assets and liabilities will affect the amount of pension expense ultimately recognized. Although differences between actuarial assumptions and actual results are no longer deferred for balance sheet purposes, deferral is still permitted for pension expense purposes. Unrecognized gains and losses in excess of an annual calculated minimum amount (the greater of 10% of the projected benefit obligation or 10% of the market value of assets) are amortized and recognized in net periodic pension cost over the average remaining service period of our active employees, which approximates 10-12 years. During 2012 and 2011, we recorded $17.4 million and $8.4 million, respectively, of pension expense related to the amortization of these unrecognized losses. We expect to record $13.7 million of expense related to unrecognized losses and prior service cost in 2013.

The actual return on our pension assets in 2012 and for the past ten year period has exceeded our expected return. However, there has been a significant decline in long-term interest rates and a resulting increase in our pension liabilities which has more than offset our favorable return on plan assets. Consequently, we contributed approximately $23 million in both 2012 and 2011 and $24 million in 2010 to our qualified foreign and domestic defined benefit pension plans. These contributions have improved the funded status of all of our plans. We expect to make additional contributions of approximately $3.3 million to our foreign plans during 2013. Although not required under the Pension Protection Act of 2006, we may make a voluntary contribution to the Company’s qualified U.S. defined benefit plans in 2013. This level of funding is not expected to have any significant impact on our overall liquidity.

HUBBELL INCORPORATED – Form 10-K   18

Back to Contents

Assumptions

The following assumptions were used to determine projected pension and other benefit obligations at the measurement date and the net periodic benefit costs for the year:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	4.22%	4.42%	4.20%	4.40%
Rate of compensation increase	3.11%	3.53%	3.00%	3.50%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	4.42%	5.38%	4.40%	5.40%
Expected return on plan assets	6.50%	7.00%	N/A	N/A
Rate of compensation increase	3.53%	3.56%	3.50%	3.50%

At the end of each year, we estimate the expected long-term rate of return on pension plan assets based on the strategic asset allocation for our plans. In making this determination, we utilize expected rates of return for each asset class based upon current market conditions and expected risk premiums for each asset class. A one percentage point change in the expected long-term rate of return on pension fund assets would have an impact of approximately $7.3 million on 2013 pretax pension expense. The expected long-term rate of return is applied to the fair market value of pension fund assets to produce the expected return on fund assets that is included in pension expense. The difference between this expected return and the actual return on plan assets was recognized at December 31, 2012 for balance sheet purposes, but continues to be deferred for expense purposes. The net deferral of past asset gains (losses) ultimately affects future pension expense through the amortization of gains (losses) with an offsetting adjustment to Hubbell shareholders’ equity through Accumulated other comprehensive loss.

At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities. This discount rate is determined by matching the expected cash flows associated with our benefit obligations to a yield curve based on high quality, fixed income debt instruments with maturities that closely match the expected funding period of our pension liability. In 2012, we reduced the population of bonds used to derive this yield curve with the adoption of a bond matching approach which incorporates a selection of bonds that align with our projected benefit obligations. We believe this change results in an estimated discount rate that more accurately reflects the settlement value for our plan obligations than the yield curve methodology used in previous years and it is more reflective of the process we would employ to settle our pension obligations.

As of December 31, 2012, we used a discount rate of 4.2% for our U.S. pension plans compared to a discount rate of 4.4% used in 2011. A similar methodology was utilized for our Canadian pension plan resulting in a discount rate of 4.1%. For our UK plan the discount rate was derived using a yield curve approach. The curve is fitted to the yields on AA bonds in the Barclays Capital Sterling Aggregate Corporate Index and uses sample plan cash flow data as a proxy to plan specific liability cash flows. The derived discount rate is the single discount rate equivalent to discounting these liability cash flows at the term-dependent spot rates of AA corporate bonds. This methodology resulted in a December 31, 2012 discount rate for the UK plan of 4.5%. An increase of one percentage point in the discount rate would lower 2013 pretax pension expense by approximately $9.1 million. A discount rate decline of one percentage point would increase 2013 pretax pension expense by approximately $9.5 million.

Other Post Employment Benefits (“OPEB”)

The Company also has a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits have been discontinued for substantially all future retirees. These plans are not funded and, therefore, no assumed rate of return on assets is required. In 2012, we changed the methodology used to derive the yield curve for our post employment benefit plan obligations to a method similar to the one used for our pension plans. This approach more accurately reflects the settlement value of these plan obligations. As of December 31, 2012, the Company used a discount rate of 4.2% to determine the projected benefit obligation compared to a discount rate of 4.4% used in 2011. In accordance with the accounting guidance for retirement benefits, we recorded a credit, net of tax, of approximately $0.7 million in 2012 and a charge, net of tax, of approximately $1.8 million in 2011 related to OPEB. These amounts were recorded to Accumulated other comprehensive loss, within Hubbell shareholders’ equity.

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

HUBBELL INCORPORATED – Form 10-K   19

Back to Contents

Contractual Obligations

A summary of our contractual obligations and commitments at December 31, 2012 is as follows (in millions):

	Payments due by period
	Total	2013	2014-2015	2016-2017	2018 and thereafter
Debt obligations(a)	$600.0	$-	$-	$-	$600.0
Expected interest payments	204.1	28.7	57.5	57.5	60.4
Operating lease obligations	49.8	12.3	16.3	7.4	13.8
Retirement and other benefits (b)	177.8	7.2	14.4	14.8	141.4
Purchase obligations	212.7	210.8	1.9	-	-
Income tax payments	8.7	8.7
Obligations under customer incentive programs	34.7	34.7	-	-	-
TOTAL	$1,287.8	$302.4	$90.1	$79.7	$815.6

(a)

Amounts exclude unamortized discount.

(b)

Amounts above reflect projected funding related to the Company’s non-qualified defined benefit plans. Projected funding obligations of the Company’s qualified defined benefit pension plans are excluded from the table as there are several significant factors, such as the future market value of plan assets and projected investment return rates, which could cause actual funding to differ materially from projected funding.

Our purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability. These obligations primarily consist of inventory purchases made in the normal course of business to meet operational requirements, consulting arrangements and commitments for equipment purchases. As of December 31, 2012, we have $13.5 million of uncertain tax positions included in long-term liabilities in our Consolidated Balance Sheet. We are unable to make a reasonable estimate regarding the timing of settlement of these uncertain tax positions and, as a result, they have been excluded from the table. See Note 12 — Income Taxes in the Notes to Consolidated Financial Statements.

Critical Accounting Estimates

Note 1 — Significant Accounting Policies of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of our financial statements.

Use of Estimates

We are required to make assumptions and estimates and apply judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors deemed relevant by management. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in estimates and assumptions used by us could have a material impact on our financial results. We believe that the following estimates are among the most critical in fully understanding and evaluating our reported financial results. These items utilize assumptions and estimates about the effect of future events that are inherently uncertain and are based on our judgment.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is determinable and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. The majority of our revenue is recognized at the time of shipment. Certain of our businesses account for sales discounts and allowances based on sales volumes, specific programs and customer deductions as is customary in the electrical products industry. These items primarily relate to sales volume incentives, special pricing allowances, and returned goods. This requires us to estimate at the time of sale the amounts that should not be recorded as revenue as these amounts are not expected to be collected from customers. We principally rely on historical experience, specific customer agreements, and anticipated future trends to estimate these amounts at the time of shipment. Also see Note 1 — Significant Accounting Policies of the Notes to Consolidated Financial Statements.

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

Accrued Insurance

We retain a significant portion of the risks associated with workers’ compensation, medical, automobile and general liability insurance. We estimate self-insurance liabilities using a number of factors, including historical claims experience, demographic factors, severity factors and other actuarial assumptions. The accrued liabilities associated with these programs are based upon our estimates of ultimate costs to settle known claims incurred but not reported as of the balance sheet date. These assumptions are periodically reviewed with a third-party actuary to determine the adequacy of these self-insurance reserves. Changes in these assumptions may necessitate future adjustments to these self-insurance liabilities.

Employee Benefits Costs and Funding

We sponsor domestic and foreign defined benefit pension, defined contribution and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on the pension fund assets, rate of increase in employee compensation levels and health care cost increase projections. These assumptions are determined based on Company data and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. Further discussion on the assumptions used in 2012 and 2011 are included above under “Pension Funding Status” and in Note 10 — Retirement Benefits of the Notes to Consolidated Financial Statements.

HUBBELL INCORPORATED – Form 10-K   20

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

Valuation of Long-Lived Assets

Our long-lived assets include land, buildings, equipment, molds and dies, software, goodwill and other intangible assets. Long-lived assets, other than land, goodwill and indefinite-lived intangibles, are depreciated over their estimated useful lives. We review depreciable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, an impairment charge is recorded. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of impaired assets is determined using expected cash flow estimates, quoted market prices when available and appraisals as appropriate. We did not record any material impairment charges related to long-lived assets in 2012, 2011, or 2010.

Goodwill and indefinite-lived intangible assets are reviewed annually for impairment unless circumstances dictate the need for more frequent assessment. We perform our goodwill impairment testing as of April 1st of each year. The goodwill impairment testing requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. We use internal discounted cash flow estimates to determine fair value. These cash flow estimates are derived from historical experience and future long-term business plans and the application of an appropriate discount rate. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. As of April 1, 2012, our goodwill impairment testing resulted in fair values for each reporting unit that substantially exceeded the reporting units carrying value. We have not recorded any goodwill impairments since the initial adoption of the accounting guidance in 2002.

The identification and measurement of impairment of indefinite-lived intangible assets involves testing that compares carrying values of assets to the estimated fair values of assets. These estimated fair values are determined using undiscounted cash flow estimates. If the carrying value of the indefinite-lived intangible exceeds the fair value, the carrying value will be reduced to the estimated fair value. We did not record any impairments related to indefinite-lived intangible assets in 2012, 2011, or 2010.

Stock-Based Compensation

We determine the grant date fair value of our stock-based compensation awards using either a lattice model or the Black-Scholes option pricing model. Both of these models require management to make certain assumptions with respect to selected model inputs. These inputs include assumptions for expected stock volatility, term, dividend yield and risk-free interest rate. Changes in these inputs impact fair value and could impact our stock-based compensation expense in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those awards expected to meet the service and performance vesting conditions. If our actual forfeiture rate is different from our estimate, adjustments to stock-based compensation expense may be required. See also Note 17 – Stock-Based Compensation in the Notes to Consolidated Financial Statements.

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

•

Changes in expected or future levels of operating cash flow, indebtedness and capital spending.

•

General economic and business conditions in particular industries, markets or geographic regions, as well as inflationary trends.

HUBBELL INCORPORATED – Form 10-K   21

Back to Contents

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

•

Other factors described in our SEC filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in this Annual Report on Form 10-K for the year ended December 31, 2012.

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

We manufacture and/or assemble our products in the United States, Canada, Switzerland, Puerto Rico, Mexico, China, Italy, UK, Brazil and Australia and sell products in those markets as well as through offices in Singapore, China, India, Mexico, South Korea and countries in the Middle East. Hubbell also participates in joint ventures in Taiwan and Hong Kong. Shipments from non-U.S. subsidiaries as a percentage of the Company’s total net sales were 17% for each of the three years ended December 31, 2012, 2011 and 2010. Our Canada operations represent 29%, UK 23%, Brazil 12%, and all other countries 36% of total 2012 international sales. As such, our operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. To manage this exposure, we closely monitor the working capital requirements of our international units and may enter into forward foreign exchange contracts. Further discussion of forward exchange contracts can be found in Note 14 – Fair Value Measurement in the Notes to Consolidated Financial Statements.

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

HUBBELL INCORPORATED – Form 10-K   22

Back to Contents

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

The following table presents cost information related to fixed rate interest risk sensitive instruments by maturity at December 31, 2012 (dollars in millions):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value 12/31/12
ASSETS
Available-for-sale investments	$8.7	$8.7	$3.9	$3.7	$4.1	$9.4	$38.5	$39.7
Average interest rate	3.70%	4.83%	5.00%	5.00%	5.00%	4.98%
LIABILITIES
Long-term debt	$-	$-	$-	$-	$-	$596.7	$596.7	$682.7
Average interest rate	-	-	-	-	-	4.79%

We use derivative financial instruments only if they are matched with a specific asset, liability, or proposed future transaction. We do not speculate or use leverage when trading a financial derivative product. See also Note 6 – Investments and Note 11 – Debt in the Notes to Consolidated Financial Statements.

HUBBELL INCORPORATED – Form 10-K   23

Back to Contents

This page intentionally left blank.

HUBBELL INCORPORATED – Form 10-K   24

Back to Contents

ITEM 8   Financial Statements and Supplementary Data

Report of Management	26
Report of Independent Registered Public Accounting Firm	27
Consolidated Statement of Income	28
Consolidated Statement of Comprehensive Income	28
Consolidated Balance Sheet	29
Consolidated Statement of Cash Flows	30
Consolidated Statement of Changes in Equity	31
Notes to Consolidated Financial Statements	32
Financial Statement Schedule	63
Valuation and Qualifying Accounts and Reserves (Schedule II)	63

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

HUBBELL INCORPORATED – Form 10-K   25

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

Our Board of Directors normally meets at least five times per year to provide oversight, to review corporate strategies and operations, and to assess management’s conduct of the business. The Audit Committee of our Board of Directors (which meets approximately eight times per year) is comprised of at least three individuals all of whom must be “independent” under current New York Stock Exchange listing standards and regulations adopted by the SEC under the federal securities laws. The Audit Committee meets regularly with our internal auditors and independent registered public accounting firm, as well as management to review, among other matters, accounting, auditing, internal controls and financial reporting issues and practices. Both the internal auditors and independent registered public accounting firm have full, unlimited access to the Audit Committee.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate systems of internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm as stated in their report which is included on the next page within this Annual Report on Form 10-K.

/s/ DAVID G. NORD	/s/ WILLIAM R. SPERRY
David G. Nord	William R. Sperry
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

HUBBELL INCORPORATED – Form 10-K   26

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hubbell Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hubbell Incorporated and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut

February 13, 2013

HUBBELL INCORPORATED – Form 10-K   27

Back to Contents

Consolidated Statement of Income

(in millions, except per share amounts)	Year Ended December 31,
	2012	2011	2010
Net sales	$3,044.4	$2,871.6	$2,541.2
Cost of goods sold	2,032.2	1,947.9	1,712.5
Gross profit	1,012.2	923.7	828.7
Selling & administrative expenses	540.4	499.9	460.9
Operating income	471.8	423.8	367.8
Interest expense	(30.8)	(30.9)	(31.1)
Loss on extinguishment of debt	-	-	(14.7)
Investment income	1.8	1.3	0.1
Other expense, net	(1.0)	(4.4)	(1.7)
Total other expense	(30.0)	(34.0)	(47.4)
Income before income taxes	441.8	389.8	320.4
Provision for income taxes	139.7	119.6	101.6
Net income	302.1	270.2	218.8
Less: Net income attributable to noncontrolling interest	2.4	2.3	1.6
NET INCOME ATTRIBUTABLE TO HUBBELL	$299.7	$267.9	$217.2
Earnings per share
Basic	$5.05	$4.47	$3.61
Diluted	$5.00	$4.42	$3.59
See notes to consolidated financial statements.

Consolidated Statement of Comprehensive Income

(in millions)	Year Ended December 31,
	2012	2011	2010
Net income	$302.1	$270.2	$218.8
Other comprehensive income (loss):
Foreign currency translation adjustments	8.3	(12.1)	11.9
Pension and post retirement benefit plans’ service costs and net actuarial gains (losses), net of taxes of $14.2, $36.0 and $9.7	23.6	(58.1)	(23.9)
Unrealized (loss) gain on investments, net of taxes of $0.1, $0.3 and $0.0	(0.3)	0.5	-
Unrealized (loss) gain on cash flow hedges, net of taxes of $0.2, $0.3 and $0.4	(0.3)	0.6	(0.5)
Other comprehensive income (loss)	31.3	(69.1)	(12.5)
Comprehensive income	333.4	201.1	206.3
Less: Comprehensive income attributable to noncontrolling interest	2.4	2.3	1.6
COMPREHENSIVE INCOME ATTRIBUTABLE TO HUBBELL	$331.0	$198.8	$204.7
See notes to consolidated financial statements.

HUBBELL INCORPORATED – Form 10-K   28

Back to Contents

Consolidated Balance Sheet

(In millions, except share amounts)	At December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$645.0	$569.6
Short-term investments	8.8	12.8
Accounts receivable, net	405.2	394.3
Inventories, net	341.7	318.3
Deferred taxes and other	55.5	58.5
Total Current Assets	1,456.2	1,353.5
Property, Plant, and Equipment, net	364.7	359.6
Other Assets
Investments	36.7	42.0
Goodwill	755.5	727.3
Intangible assets, net	288.1	269.5
Other long-term assets	45.8	94.6
TOTAL ASSETS	$2,947.0	$2,846.5
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$-	$2.9
Accounts payable	213.1	215.7
Accrued salaries, wages and employee benefits	75.4	71.1
Accrued insurance	39.6	46.2
Dividends payable	-	22.5
Other accrued liabilities	119.3	133.7
Total Current Liabilities	447.4	492.1
Long-term Debt	596.7	596.3
Other Non-Current Liabilities	235.0	284.6
TOTAL LIABILITIES	1,279.1	1,373.0
Commitments and Contingencies (see Note 15)
Hubbell Shareholders’ Equity
Common stock, par value $.01
Class A - Authorized 50,000,000 shares, outstanding 7,167,506 and 7,167,506 shares	0.1	0.1
Class B - Authorized 150,000,000 shares, outstanding 52,069,205 and 52,071,067 shares	0.5	0.5
Additional paid-in capital	64.0	101.8
Retained earnings	1,715.7	1,515.8
Accumulated other comprehensive loss	(119.1)	(150.4)
Total Hubbell Shareholders’ Equity	1,661.2	1,467.8
Noncontrolling interest	6.7	5.7
Total Equity	1,667.9	1,473.5
TOTAL LIABILITIES AND EQUITY	$2,947.0	$2,846.5
See notes to consolidated financial statements.

HUBBELL INCORPORATED – Form 10-K   29

Back to Contents

Consolidated Statement of Cash Flows

(In millions)	Year Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities
Net income	$302.1	$270.2	$218.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.8	68.2	72.5
Deferred income taxes	27.5	18.8	25.0
Stock-based compensation	15.8	15.1	11.4
Tax benefit on stock-based awards	(15.6)	(8.2)	(9.7)
Loss (gain) on sale of assets	0.4	(3.9)	1.3
Changes in assets and liabilities:
Increase in accounts receivable	(1.8)	(51.6)	(26.1)
Increase in inventories	(11.8)	(16.4)	(32.6)
(Decrease) increase in current liabilities	(31.7)	46.5	19.8
Changes in other assets and liabilities, net	20.7	22.8	9.7
Contributions to qualified defined benefit pension plans	(22.6)	(22.7)	(23.7)
Other, net	(0.7)	(3.8)	(0.2)
NET CASH PROVIDED BY OPERATING ACTIVITIES	349.1	335.0	266.2
Cash Flows from Investing Activities
Capital expenditures	(49.1)	(55.4)	(47.3)
Acquisitions, net of cash acquired	(90.7)	(29.6)	-
Receipt of escrow funds from acquisition	6.8	-	-
Purchases of available-for-sale investments	(9.5)	(23.8)	(25.4)
Proceeds from sales of available-for-sale investments	19.4	9.4	14.9
Proceeds from disposition of assets	4.8	9.6	1.9
Other, net	2.2	3.3	1.2
NET CASH USED IN INVESTING ACTIVITIES	(116.1)	(86.5)	(54.7)
Cash Flows from Financing Activities
Issuance of short-term debt	0.2	1.4	3.4
Payment of short-term debt	(3.1)	-	(1.7)
Issuance of long-term debt, net	-	-	297.5
Payment of long-term debt	-	-	(200.0)
Debt issuance costs	-	(1.1)	(2.7)
Payment of dividends	(122.3)	(90.1)	(85.6)
Payment of dividends to noncontrolling interest	(1.3)	(0.9)	(1.1)
Proceeds from exercise of stock options	24.8	21.9	49.3
Tax benefit on stock-based awards	15.6	8.2	9.7
Acquisition of common shares	(75.6)	(137.7)	(23.3)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(161.7)	(198.3)	45.5
Effect of foreign currency exchange rate changes on cash and cash equivalents	4.1	(1.3)	5.2
Increase in cash and cash equivalents	75.4	48.9	262.2
Cash and cash equivalents, beginning of year	569.6	520.7	258.5
Cash and cash equivalents, end of year	$645.0	$569.6	$520.7
See notes to consolidated financial statements.

HUBBELL INCORPORATED – Form 10-K   30

Back to Contents

Consolidated Statement of Changes in Equity

(In millions, except per share amounts)	For the Three Years Ended December 31, 2012, 2011 and 2010
	Class A Common Stock	Class B Common Stock	Additional Paid-In CapitalPaid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders’ Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2009	$0.1	$0.5	$158.4	$1,208.0	$(68.8)	$1,298.2	$3.8
Net income				217.2		217.2	1.6
Other comprehensive loss					(12.5)	(12.5)
Stock-based compensation			11.4			11.4
Exercise of stock options			49.3			49.3
Income tax windfall from stock-based awards, net			9.4			9.4
Acquisition/surrender of common shares			(27.2)			(27.2)
Cash dividends declared ($1.44 per share Class A and B shares)				(86.6)		(86.6)
Dividends to noncontrolling interest							(1.1)
BALANCE AT DECEMBER 31, 2010	$0.1	$0.5	$201.3	$1,338.6	$(81.3)	$1,459.2	$4.3
Net income				267.9		267.9	2.3
Other comprehensive loss					(69.1)	(69.1)
Stock-based compensation			15.1			15.1
Exercise of stock options			21.9			21.9
Income tax windfall from stock-based awards, net			8.1			8.1
Acquisition/surrender of common shares			(144.6)			(144.6)
Cash dividends declared ($1.52 per share Class A and B shares)				(90.7)		(90.7)
Dividends to noncontrolling interest							(0.9)
BALANCE AT DECEMBER 31, 2011	$0.1	$0.5	$101.8	$1,515.8	$(150.4)	$1,467.8	$5.7
Net income				299.7		299.7	2.4
Other comprehensive income					31.3	31.3
Stock-based compensation			15.4			15.4
Exercise of stock options			24.8			24.8
Income tax windfall from stock-based awards, net			15.1			15.1
Acquisition/surrender of common shares			(93.1)			(93.1)
Cash dividends declared ($1.68 per share Class A and B shares)				(99.8)		(99.8)
Dividends to noncontrolling interest							(1.4)
BALANCE AT DECEMBER 31, 2012	$0.1	$0.5	$64.0	$1,715.7	$(119.1)	$1,661.2	$6.7
See notes to consolidated financial statements.

HUBBELL INCORPORATED – Form 10-K   31

Back to Contents

Notes to Consolidated Financial Statements

NOTE 1     Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Reclassifications

Certain reclassifications have been made in prior year financial statements and notes to conform to the current year presentation.

Principles of Consolidation

The Consolidated Financial Statements include all subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company participates in two joint ventures, one of which is accounted for using the equity method, the other has been consolidated in accordance with the consolidation accounting guidance. An analysis is performed to determine which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”). The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE. The Company has a 50% interest in a joint venture in Hong Kong, established as Hubbell Asia Limited (“HAL”). The principal objective of HAL is to manage the operations of its wholly-owned manufacturing company in China. Under the accounting guidance, the Company is the primary beneficiary of HAL and as a result consolidates HAL. This determination is based on the fact that HAL’s sole business purpose is to manufacture product exclusively for the Company (the power criterion) and the Company is financially responsible for ensuring HAL maintains a fixed operating margin (the losses/benefit criterion). The consolidation of HAL is not material to the Company’s consolidated financial statements.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. Actual results could differ from the estimates that are used.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is determinable and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. The majority of the Company’s revenue is recognized at the time of shipment. The Company recognizes less than one percent of total annual consolidated net revenue from post shipment obligations and service contracts, primarily within the Electrical segment. Revenue is recognized under these contracts when the service is completed and all conditions of sale have been met. In addition, within the Electrical segment, certain businesses sell large and complex equipment which requires construction and assembly and occasionally has long lead times. It is customary in these businesses to require a portion of the selling price to be paid in advance of construction. These payments are treated as deferred revenue and are classified in Other accrued liabilities in the Consolidated Balance Sheet. Once the equipment is shipped to the customer and meets the revenue recognition criteria, the deferred revenue is recognized in the Consolidated Statement of Income.

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

Cash and Cash Equivalents

The carrying value of cash equivalents approximates fair value. Cash equivalents consist of highly liquid investments with original maturities of three months or less.

HUBBELL INCORPORATED – Form 10-K   32

Back to Contents

Investments

Investments in debt and equity securities are classified by individual security as available-for-sale, held-to-maturity or trading investments. Our available-for-sale investments, consisting of municipal bonds, are carried on the balance sheet at fair value with current period adjustments to carrying value recorded in Accumulated other comprehensive loss within Hubbell shareholders’ equity, net of tax. Realized gains and losses are recorded in income in the period of sale. The Company’s trading investments are carried on the balance sheet at fair value and consist primarily of debt and equity mutual funds. Gains and losses associated with these trading investments are reflected in the results of operations. The Company did not have any investments classified as held-to-maturity as of December 31, 2012 and 2011.

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

Inventories

Inventories are stated at the lower of cost or market value. The cost of substantially all domestic inventories (approximately 84% of total net inventory value) is determined utilizing the last-in, first-out (LIFO) method of inventory accounting. The cost of foreign inventories and certain domestic inventories is determined utilizing average cost or first-in, first-out (FIFO) methods of inventory accounting. Reserves for excess and obsolete inventory are provided based on current assessments about future demand compared to on-hand quantities.

Property, Plant, and Equipment

Property, plant and equipment values are stated at cost less accumulated depreciation. Maintenance and repair expenditures that do not significantly increase the life of an asset are charged to expense when incurred. Property, plant and equipment placed in service prior to January 1, 1999 are depreciated over their estimated useful lives, principally using accelerated methods. Assets placed in service subsequent to January 1, 1999 are depreciated over their estimated useful lives, using straight-line methods. Leasehold improvements are amortized over the shorter of their economic lives or the lease term. Gains and losses arising from the disposal of property, plant and equipment are included in Operating income in the Consolidated Statement of Income.

Capitalized Computer Software Costs

Capitalized computer software costs, net of amortization, were $8.7 million and $8.4 million at December 31, 2012 and 2011, respectively. This balance is reflected in Other long-term assets in the Consolidated Balance Sheet. Capitalized computer software costs primarily consist of purchased materials and services. Software is amortized on a straight-line basis over appropriate periods, generally five years. The Company recorded amortization expense of $3.5 million, $4.8 million and $8.1 million in 2012, 2011 and 2010, respectively, relating to capitalized computer software.

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Indefinite-lived intangible assets and goodwill are subject to annual impairment testing using the specific guidance and criteria described in the accounting guidance. The Company performs its goodwill impairment testing as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. Goodwill impairment testing involves a two-step process. Step 1 compares the fair value of the Company’s reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. If the carrying value of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment. In 2011, the Financial Accounting Standards Board (“FASB”) amended the goodwill guidance by providing entities an option to use a qualitative approach to test goodwill for impairment. The Company elected to bypass the qualitative assessment option for its 2012 goodwill impairment testing and proceeded directly to Step 1 of the two step impairment process; however the Company may elect to use the qualitative assessment option in future years.

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

As of April 1, 2012, the impairment testing resulted in fair values for each reporting unit that substantially exceeded the reporting unit’s carrying value, including goodwill. The Company did not have any reporting units at risk of failing Step 1 of the impairment test as the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) ranged from approximately 75% to approximately 320% for the respective reporting units. Additionally, the Company did not have any reporting units with zero or negative carrying amounts. The Company has not recorded any goodwill impairments since the initial adoption of the accounting guidance in 2002. The Company also performed its annual impairment testing of indefinite-lived intangible assets which resulted in no impairment in 2012, 2011 or 2010. Intangible assets with definite lives are being amortized over periods generally ranging from 5-30 years.

Other Long-Lived Assets

The Company reviews depreciable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, an impairment charge is recorded. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of impaired assets is determined using expected cash flow estimates, quoted market prices when available and appraisals as appropriate. The Company did not record any material impairment charges in 2012, 2011 or 2010.

HUBBELL INCORPORATED – Form 10-K   33

Back to Contents

Accrued Insurance

The Company retains a significant portion of the risks associated with workers’ compensation, medical, automobile and general liability insurance. The Company estimates self-insurance liabilities using a number of factors, including historical claims experience, demographic factors, severity factors and other actuarial assumptions. The accrued liabilities associated with these programs are based on the Company’s estimate of the ultimate costs to settle known claims as well as claims incurred but not reported as of the balance sheet date. The Company periodically reviews the assumptions with a third-party actuary to determine the adequacy of these self-insurance reserves.

Income Taxes

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The IRS and other tax authorities routinely review the Company’s tax returns. These audits can involve complex issues which may require an extended period of time to resolve. The Company makes adequate provisions for best estimates of exposures on previously filed tax returns. Deferred income taxes are recognized for the tax consequence of differences between financial statement carrying amounts and the tax basis of assets and liabilities by applying the currently enacted statutory tax rates in accordance with the accounting guidance for income taxes. The effect of a change in statutory tax rates is recognized in the period that includes the enactment date. Additionally, deferred tax assets are required to be reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. The Company uses factors to assess the likelihood of realization of deferred tax assets such as the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.

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

Research and Development

Research and development expenditures represent costs to discover and/or apply new knowledge in developing a new product, process, or in bringing about a significant improvement to an existing product or process. Research and development expenses are recorded as a component of Cost of goods sold. Expenses for research and development were less than 2% of Cost of goods sold for each of the years 2012, 2011 and 2010.

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

Stock-Based Compensation

The Company recognizes the grant-date fair value of all stock-based awards on a straight-line basis over their respective requisite service periods (generally equal to an award’s vesting period). A stock-based award is considered vested for expense attribution purposes when retention of the award is no longer contingent on providing subsequent service. Accordingly, the Company recognizes compensation cost immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period. The expense is recorded in Cost of goods sold and S&A expense in the Consolidated Statement of Income based on the recipients’ respective functions within the organization.

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

HUBBELL INCORPORATED – Form 10-K   34

Back to Contents

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

NOTE 2     Business Acquisitions

The Company periodically reviews acquisition targets that it believes will be a complementary strategic fit to its existing product portfolio. During 2012, the Company completed four acquisitions totaling $90.7 million, net of cash acquired. Three of these acquisitions were added to the Electrical segment, while one was added to the Power segment.

During the fourth quarter of 2012, the Company completed the acquisition of Vantage Technology, LLC (“Vantage”) for $10.4 million, net of cash received. Vantage manufactures connectors and boxes for use in harsh and hazardous locations. The acquisition of Vantage resulted in the recognition of intangible assets of $3.8 million and goodwill of $5.2 million. The $3.8 million of intangible assets consists primarily of customer relationships, tradenames and non compete agreements that will be amortized over a weighted average period of 15 years. All of the intangible assets and goodwill are expected to be deductible for tax purposes.

The Company also completed the acquisition of an enclosure and switching product line for $27.3 million, net of cash received, during the fourth quarter of 2012. This acquisition has been added to the Power Segment and has resulted in the recognition of intangible assets of $8.7 million and goodwill of $14.5 million. The $8.7 million of intangible assets consists primarily of patents, tradenames and customer relationships that will be amortized over a weighted average period of 16 years . All of the intangible assets and goodwill are expected to be deductible for tax purposes.

During the second quarter of 2012, the Company completed the acquisition of the majority of the net assets of TayMac Corporation (“TayMac”) for $42.1 million, net of cash received. TayMac designs and sells enclosures and boxes. This acquisition has been added to the Electrical segment and has resulted in the recognition of intangible assets of $18.4 million and goodwill of $15.8 million. the $18.4 million of intangible assets consists primarily of customer relationships, patents and tradenames that will be amortized over a weighted average period of 16 years. All of the intangible assets and goodwill are expected to be deductible for tax purposes.

The Company completed the acquisition of Cableform Inc. (“Cableform”) for $10.9 million, net of cash received, during the first quarter of 2012. Cableform designs and manufactures motor controls principally for the steel and mining industries. The Cableform acquisition has resulted in the recognition of intangible assets of $4.5 million and goodwill of $4.5 million. The $4.5 million of intangible assets consists primarily of customer relationships and tradenames that are expected to be amortized over 20 years. None of the intangible assets or goodwill are expected to be deductible for tax purposes.

Each of these business acquisitions have been accounted for as business combinations and have resulted in the recognition of goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition related to these transactions:

Tangible assets acquired	$22.3
Intangible assets	35.4
Goodwill	40.0
Liabilities assumed	(7.0)
TOTAL CASH CONSIDERATION, NET	$90.7

The Consolidated Financial Statements include the results of operations of the acquired businesses from their respective dates of acquisition. These acquisitions contributed approximately $28 million to net sales during 2012, while earnings were not significant to the consolidated results. Pro forma information related to these acquisitions has not been included because the impact to the Company’s consolidated results of operations was not material.

NOTE 3     Receivables and Allowances

Receivables consist of the following components at December 31, (in millions):

	2012	2011
Trade accounts receivable	$421.2	$407.7
Non-trade receivables	10.2	12.4
Accounts receivable, gross	431.4	420.1
Allowance for credit memos, returns, and cash discounts	(23.0)	(22.8)
Allowance for doubtful accounts	(3.2)	(3.0)
Total allowances	(26.2)	(25.8)
ACCOUNTS RECEIVABLE, NET	$405.2	$394.3

HUBBELL INCORPORATED – Form 10-K   35

Back to Contents

NOTE 4     Inventories

Inventories are classified as follows at December 31, (in millions):

	2012	2011
Raw material	$118.4	$122.2
Work-in-process	81.8	71.3
Finished goods	226.5	213.3
	426.7	406.8
Excess of FIFO over LIFO cost basis	(85.0)	(88.5)
INVENTORIES, NET	$341.7	$318.3

NOTE 5     Goodwill and Other Intangible Assets

Changes in the carrying amounts of goodwill for the years ended December 31, 2012 and 2011, by segment, were as follows (in millions):

	Segment		Total
	Electrical	Power
BALANCE DECEMBER 31, 2010	$448.2	$275.8	$724.0
Acquisitions	5.3	-	5.3
Translation adjustments	(0.5)	(1.5)	(2.0)
BALANCE DECEMBER 31, 2011	$453.0	$274.3	$727.3
Acquisitions	18.6	7.7	26.3
Translation adjustments	3.0	(1.1)	1.9
BALANCE DECEMBER 31, 2012	$474.6	$280.9	$755.5

In 2012, the Company completed four acquisitions for $90.7 million, net of cash received. These acquisitions have been accounted for as business combinations and have resulted in the recognition of $40.0 million of goodwill. See also Note 2 -Business Acquisitions.

During 2012, the Company received $6.8 million in cash from funds held in escrow related to a 2008 acquisition in the Power segment. In addition, the Company recorded a $6.9 million reduction of goodwill primarily related to the recording of additional foreign tax credits. These foreign tax credits relate to a 2009 acquisition in the Electrical segment.

The Company has not recorded any goodwill impairments since the initial adoption of the accounting guidance in 2002.

Identifiable intangible assets are recorded in Intangible assets and other in the Consolidated Balance Sheet. Identifiable intangible assets are comprised of the following (in millions):

	December 31, 2012		December 31, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$102.8	$(23.0)	$86.6	$(19.0)
Customer/agent relationships and other	212.7	(60.8)	192.3	(46.5)
TOTAL DEFINITE-LIVED INTANGIBLES	315.5	(83.8)	278.9	(65.5)
Indefinite-lived:
Tradenames and other	56.4	-	56.1	-
TOTAL INTANGIBLE ASSETS	$371.9	$(83.8)	$335.0	$(65.5)

Amortization expense associated with these definite-lived intangible assets was $18.1 million, $16.6 million and $16.5 million in 2012, 2011 and 2010, respectively. Amortization expense associated with these intangible assets is expected to be $18.6 million in 2013, $18.0 million in 2014, $16.4 million in 2015, $15.7 million in 2016 and $14.5 million in 2017.

HUBBELL INCORPORATED – Form 10-K   36

Back to Contents

NOTE 6     Investments

At December 31, 2012 and December 31, 2011, the Company had both available-for-sale and trading investments. The available-for-sale investments consisted entirely of municipal bonds while the trading investments were comprised primarily of debt and equity mutual funds. These investments are stated at fair market value based on current quotes.

The following table sets forth selected data with respect to the Company’s investments at December 31, (in millions):

	2012					2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-For-Sale Investments	$38.5	$1.2	$-	$39.7	$39.7	$49.3	$1.5	$-	$50.8	$50.8
Trading Investments	4.7	1.1	-	5.8	5.8	3.4	0.6	-	4.0	4.0
TOTAL INVESTMENTS	$43.2	$2.3	$-	$45.5	$45.5	$52.7	$2.1	$-	$54.8	$54.8

Contractual maturities of available-for-sale investments at December 31, 2012 were as follows (in millions):

	Amortized Cost	Fair Value
Available-For-Sale Investments
Due within 1 year	$8.7	$8.8
After 1 year but within 5 years	20.4	21.2
After 5 years but within 10 years	8.4	8.7
Due after 10 years	1.0	1.0
TOTAL	$38.5	$39.7

At December 31, 2012 and 2011, the total net of tax unrealized gains recorded relating to available-for-sale securities were $0.7 and $1.0 million, respectively. These net unrealized gains have been included in Accumulated other comprehensive loss, net of tax. Net unrealized gains relating to trading investments have been reflected in the results of operations. The cost basis used in computing the gain or loss on these securities was through specific identification. Gains and losses for both available-for-sale and trading securities were not material in 2012, 2011 and 2010.

NOTE 7     Property, Plant, and Equipment

Property, plant, and equipment, carried at cost, is summarized as follows at December 31, (in millions):

	2012	2011
Land	$43.2	$42.9
Buildings and improvements	234.8	228.3
Machinery, tools, and equipment	669.9	648.5
Construction-in-progress	24.5	17.8
Gross property, plant, and equipment	972.4	937.5
Less accumulated depreciation	(607.7)	(577.9)
NET PROPERTY, PLANT, AND EQUIPMENT	$364.7	$359.6

Depreciable lives on buildings range between 20-40 years. Depreciable lives on machinery, tools, and equipment range between 3-20 years. The Company recorded depreciation expense of $44.1 million, $45.8 million and $47.1 million for 2012, 2011 and 2010, respectively.

HUBBELL INCORPORATED – Form 10-K   37

Back to Contents

NOTE 8     Other Accrued Liabilities

Other accrued liabilities consists of the following at December 31, (in millions):

	2012	2011
Customer program incentives	$34.7	$32.6
Accrued income taxes	14.1	23.3
Deferred revenue	16.4	18.1
Other	54.1	59.7
TOTAL	$119.3	$133.7

NOTE 9     Other Non-Current Liabilities

Other non-current liabilities consists of the following at December 31, (in millions):

	2012	2011
Pensions	$154.3	$187.5
Other postretirement benefits	27.8	33.1
Deferred tax liabilities	16.9	16.0
Other	36.0	48.0
TOTAL	$235.0	$284.6

HUBBELL INCORPORATED – Form 10-K   38

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

The Company uses a December 31 measurement date for all of its plans. There were no amendments made in 2012 or 2011 to the defined benefit pension plans which had a significant impact on the total pension benefit obligation.

The following table sets forth the reconciliation of beginning and ending balances of the benefit obligations and the plan assets for the Company’s defined benefit pension and other benefit plans at December 31, (in millions):

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$832.4	$722.5	$33.7	$33.0
Service cost	16.0	13.6	-	-
Interest cost	36.5	38.1	1.3	1.6
Plan participants’ contributions	0.7	0.7	-	-
Actuarial loss (gain)	24.2	90.6	(2.4)	1.8
Currency impact	3.9	(0.5)	-	-
Other	(0.5)	(1.0)	-	(0.3)
Benefits paid	(33.7)	(31.6)	(2.2)	(2.4)
Benefit obligation at end of year	$879.5	$832.4	$30.4	$33.7
Change in plan assets
Fair value of plan assets at beginning of year	$647.6	$622.0	$-	$-
Actual return on plan assets	82.8	31.7	-	-
Employer contributions	25.1	25.4	-	-
Plan participants’ contributions	0.7	0.7	-	-
Currency impact	3.8	(0.6)	-	-
Benefits paid	(33.7)	(31.6)	-	-
Fair value of plan assets at end of year	$726.3	$647.6	$-	$-
FUNDED STATUS	$(153.2)	$(184.8)	$(30.4)	$(33.7)
Amounts recognized in the consolidated balance sheet consist of:
Prepaid pensions (included in Other long-term assets)	$5.6	$6.0	$-	$-
Accrued benefit liability (short-term and long-term)	(158.8)	(190.8)	(30.4)	(33.7)
NET AMOUNT RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET	$(153.2)	$(184.8)	$(30.4)	$(33.7)
Amounts recognized in Accumulated other comprehensive loss (income) consist of:
Net actuarial loss	$208.9	$245.3	$0.4	$2.6
Prior service cost (credit)	0.8	1.0	(7.1)	(8.1)
NET AMOUNT RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS	$209.7	$246.3	$(6.7)	$(5.5)

HUBBELL INCORPORATED – Form 10-K   39

Back to Contents

The accumulated benefit obligation for all defined benefit pension plans was $824.1 million and $773.0 million at December 31, 2012 and 2011, respectively. Information with respect to plans with accumulated benefit obligations in excess of plan assets is as follows, (in millions):

	2012	2011
Projected benefit obligation	$765.9	$764.0
Accumulated benefit obligation	$725.0	$717.6
Fair value of plan assets	$607.1	$573.1

The following table sets forth the components of pension and other benefit costs for the years ended December 31, (in millions):

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$16.0	$13.6	$12.7	$-	$-	$0.3
Interest cost	36.5	38.1	37.8	1.3	1.6	2.1
Expected return on plan assets	(39.9)	(41.8)	(41.7)	-	-	-
Amortization of prior service cost/(credit)	0.2	0.2	0.3	(1.0)	(1.0)	(0.3)
Amortization of actuarial losses	17.4	8.4	5.4	-	-	-
Curtailment and settlement losses (gains)	-	(0.1)	(0.1)	-	-	(0.6)
Net periodic benefit cost	$30.2	$18.4	$14.4	$0.3	$0.6	$1.5
Changes recognized in other comprehensive loss (income), before tax:
Current year net actuarial (gain)/loss	$(19.1)	$99.8	$46.7	$(2.5)	$1.8	$2.1
Current year prior service (cost)/credit	-	-	-	-	-	(7.6)
Amortization of prior service (cost)/credit	(0.2)	(0.2)	(0.3)	1.0	1.0	0.9
Amortization of net actuarial loss	(17.4)	(8.4)	(5.4)	-	-	-
Currency impact	(0.2)	0.1	(3.3)	-	-	-
Other adjustments	0.3	-	0.5	0.3	-	-
Total recognized in accumulated other comprehensive (income) loss	(36.6)	91.3	38.2	(1.2)	2.8	(4.6)
TOTAL RECOGNIZED IN NET PERIODIC PENSION COST AND OTHER COMPREHENSIVE LOSS (INCOME)	$(6.4)	$109.7	$52.6	$(0.9)	$3.4	$(3.1)
Amortization expected to be recognized through income during 2013
Amortization of prior service cost/(credit)	$0.2			$(1.0)
Amortization of net loss	13.5			(0.1)
TOTAL EXPECTED TO BE RECOGNIZED THROUGH INCOME DURING NEXT FISCAL YEAR	$13.7			$(1.1)

The Company also maintains six defined contribution pension plans. The total cost of these plans was $10.5 million in 2012, $9.7 million in 2011 and $6.1 million in 2010, excluding the employer match for the 401(k) plan. This cost is not included in the above net periodic benefit cost for the defined benefit pension plans.

In addition, the Company participates in four multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union represented employees. Of these four plans, three are considered to be less than 65 percent funded. The Company’s total contributions to these plans was $0.7 million in each of the three years ended December 31, 2012, 2011 and 2010. These contributions represent more than five percent of the total contributions made to each of these plans during the past three years. After assessing future required contributions and/or the potential liabilities associated with withdrawing from these plans, the Company has concluded that none of these plans are significant.

HUBBELL INCORPORATED – Form 10-K   40

Back to Contents

Assumptions

The following assumptions were used to determine the projected benefit obligations at the measurement date and the net periodic benefit cost for the year:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	4.22%	4.42%	5.38%	4.20%	4.40%	5.40%
Rate of compensation increase	3.11%	3.53%	3.56%	3.00%	3.50%	3.50%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	4.42%	5.38%	5.96%	4.40%	5.40%	6.00%
Expected return on plan assets	6.50%	7.00%	7.50%	N/A	N/A	N/A
Rate of compensation increase	3.53%	3.56%	3.57%	3.50%	3.50%	3.50%

At the end of each year, the Company determines the appropriate expected return on assets for each plan based upon its strategic asset allocation (see discussion below). In making this determination, the Company utilizes expected returns for each asset class based upon current market conditions and expected risk premiums for each asset class.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of pension plan liabilities. This discount rate is determined by matching the expected cash flows associated with our benefit obligations to a yield curve based on high quality, fixed income debt instruments with maturities that closely match the expected funding period of our pension liability. In 2012, the Company reduced the population of bonds used to derive this yield curve for the U.S. and Canadian plans with the adoption of a bond matching approach which incorporates a selection of bonds that align with our projected benefit obligations. This change results in an estimate of a discount rate that more accurately reflects the settlement value of our plan obligations than the yield curve methodology used in previous years and it is more reflective of the process the Company would employ to settle its pension obligations.

As of December 31, 2012, the Company used a discount rate of 4.2% for its U.S. pension plans compared to a discount rate of 4.4% used in 2011. A similar methodology was utilized for our Canadian pension plan resulting in a discount rate of 4.1%. For its UK plan the discount rate was derived using a yield curve approach. The curve is fitted to the yields on AA bonds in the Barclays Capital Sterling Aggregate Corporate Index and uses sample plan cash flow data as a proxy to plan specific liability cash flows. The derived discount rate is the single discount rate equivalent to discounting these liability cash flows at the term-dependent spot rate of AA corporate bonds. This methodology resulted in a December 31, 2012 discount rate for the UK plan of 4.5%.

The rate of compensation increase assumption reflects the Company’s actual experience and best estimate of future increases.

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	Other Benefits
	2012	2011	2010
Assumed health care cost trend rates at December 31,
Health care cost trend assumed for next year	8.8%	9.0%	9.0%
Rate to which the cost trend is assumed to decline	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2028	2028	2028

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	$1.7	$(1.5)

HUBBELL INCORPORATED – Form 10-K   41

Back to Contents

Plan Assets

The Company’s combined targeted and actual domestic and foreign pension plans weighted average asset allocation at December 31, 2013, 2012 and 2011 by asset category are as follows:

	Percentage of Plan Assets
	Target	Actual
Asset Category	2013	2012	2011
Equity securities	38%	40%	40%
Debt securities & Cash	42%	43%	41%
Alternative Investments	20%	17%	19%
TOTAL	100%	100%	100%

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

Equity securities include Company common stock in the amounts of $27.6 million (4.4% of total domestic plan assets) and $21.6 million (3.9% of total domestic plan assets) at December 31, 2012 and 2011, respectively. The fair value of the Company’s pension plan assets at December 31, 2012 and 2011, by asset category are as follows (in millions):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Market for Similar Asset (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$45.9	$45.9	$-	$-
Equity securities:
US Large-cap (a)	86.1	86.1	-	-
US Mid-cap and Small-cap Growth (b)	31.7	31.7	-	-
International Large-cap	46.0	46.0	-	-
Emerging Markets	37.8	37.8	-	-
Fixed Income Securities:
US Treasuries	52.9	52.9	-	-
Corporate Bonds (c)	113.9	113.9	-	-
Asset Backed Securities and Other	122.6	122.6	-	-
Derivatives:
Equity/Debt Futures (d)	63.2	-	63.2	-
Alternative Investment Funds (e)	126.2	-	-	126.2
BALANCE AT DECEMBER 31, 2012	$726.3	$536.9	$63.2	$126.2

HUBBELL INCORPORATED – Form 10-K   42

Back to Contents

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Market for Similar Asset (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$46.3	$46.3	$-	$-
Equity securities:
US Large-cap (a)	110.4	110.4	-	-
US Mid-cap and Small-cap Growth (b)	25.3	25.3	-	-
International Large-cap	49.7	49.7	-	-
Emerging Markets	32.0	32.0	-	-
Fixed Income Securities:
US Treasuries	106.6	106.6	-	-
Corporate Bonds (c)	92.9	92.9	-	-
Asset Backed Securities and Other	57.0	57.0	-	-
Derivatives:
Equity/Debt Futures (d)	9.6	-	9.6	-
Alternative Investment Funds (e)	117.8	-	-	117.8
BALANCE AT DECEMBER 31, 2011	$647.6	$520.2	$9.6	$117.8

The fair value of the Company’s alternative investment funds measured using significant unobservable inputs (Level 3) at December 31, 2012, are as follows (in millions):

Alternative Investment Funds
BALANCE AT DECEMBER 31, 2010	$110.7
Actual return on plan assets:
Relating to assets still held at the reporting date	2.3
Relating to assets sold during the period	-
Purchases, sales and settlements, net	4.8
Transfers in and/or out of Level 3	-
BALANCE AT DECEMBER 31, 2011	$117.8
Actual return on plan assets:
Relating to assets still held at the reporting date	9.2
Relating to assets sold during the period	-
Purchases, sales and settlements, net	(0.8)
Transfers in and/or out of Level 3	-
BALANCE AT DECEMBER 31, 2012	$126.2

The alternative investments held by the Company’s pension plans consist of fund of fund products as well as individual hedge funds. Funds of funds invest in a number of investment funds managed by a diversified group of third-party investment managers who employ a variety of alternative investment strategies, including relative value, security selection, distressed value, global macro, specialized credit and directional strategies. The objective of these funds is to achieve the desired capital appreciation with lower volatility than either traditional equity or fixed income securities. The alternative investments are valued using net asset values provided by the fund managers. The net asset values are determined based on the fair values of the underlying investments in the funds.

The Company’s other postretirement benefits are unfunded; therefore, no asset information is reported.

Contributions

Although not required under the Pension Protection Act of 2006, the Company may make a voluntary contribution to its qualified domestic defined benefit pension plans in 2013. The Company expects to contribute approximately $3.3 million to its foreign plans in 2013.

HUBBELL INCORPORATED – Form 10-K   43

Back to Contents

Estimated Future Benefit Payments

The following domestic and foreign benefit payments, which reflect future service, as appropriate, are expected to be paid as follows, (in millions):

	Pension Benefits	Other Benefits
2013	$36.2	$2.6
2014	$38.3	$2.4
2015	$40.4	$2.4
2016	$42.8	$2.3
2017	$44.8	$2.2
2018-2022	$255.2	$10.1

NOTE 11     Debt

The following table sets forth the Company’s long-term debt at December 31, (in millions):

	Maturity	2012	2011
Senior notes at 5.95%, net of unamortized discount	2018	$298.7	$298.5
Senior notes at 3.625%, net of unamortized discount	2022	298.0	297.8
		$596.7	$596.3

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

The 2018 Notes and the 2022 Notes are both fixed rate indebtedness, are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default under the indenture governing the 2018 Notes and 2022 Notes, as modified by the supplemental indentures creating such series, or upon a change in control event as defined in such indenture. The Company was in compliance with all of its covenants as of December 31, 2012.

The Company has a credit agreement for a 5.9 million Brazilian Reais line of credit to fund its Brazilian operation. At December 31, 2012, no borrowings were outstanding under this line of credit. This line of credit expires in October 2013 and is not subject to annual commitment fees. At December 31, 2011, 5.5 million Brazilian Reais were outstanding (equivalent to $2.9 million) under a previous line of credit and reported as short term debt.

Other information related to short-term debt at December 31, is summarized below:

	2012	2011
Interest rate:
At year end	N/A	14.02%
Paid during the year (weighted average)	18.45%	14.58%

In October 2011, the Company entered into a five year $500 million revolving credit facility to replace the $350 million credit facility that was scheduled to expire in October 2012. The new credit facility, which serves as a backup to our commercial paper program, is scheduled to expire in October 2016. The interest rate applicable to borrowing under the new credit agreement is generally either the prime rate or a surcharge over LIBOR. As of December 31, 2012, this facility had not been drawn against. The single financial covenant in the $500 million credit facility, which the Company is in compliance with, requires that total debt not exceed 55% of total capitalization. Annual commitment fees to support availability under the credit facility are not material.

The Company also maintains other lines of credit that are primarily used to support the issuance of letters of credit. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. At December 31, 2012 and 2011 these lines totaled $55.4 million and $64.7 million, respectively, of which $36.6 million and $27.3 million was unused. The annual commitment fees associated with these lines of credit are not material.

Interest and fees paid related to total indebtedness was $29.8 million, $29.3.million and $28.4 million in 2012, 2011, and 2010, respectively.

HUBBELL INCORPORATED – Form 10-K   44

Back to Contents

NOTE 12      Income Taxes

The following table sets forth selected data with respect to the Company’s income tax provisions for the years ended December 31, (in millions):

	2012	2011	2010
Income before income taxes:
United States	$330.2	$282.5	$224.5
International	111.6	107.3	95.9
TOTAL INCOME BEFORE INCOME TAXES	$441.8	$389.8	$320.4
Provision for income taxes — current:
Federal	$66.4	$61.7	$47.5
State	12.8	9.7	7.8
International	33.0	29.4	21.3
Total provision-current	112.2	100.8	76.6
Provision for income taxes — deferred:
Federal	$25.6	$23.3	$24.3
State	1.8	(0.3)	1.5
International	0.1	(4.2)	(0.8)
Total provision — deferred	27.5	18.8	25.0
TOTAL PROVISION FOR INCOME TAXES	$139.7	$119.6	$101.6

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. The components of the deferred tax assets/(liabilities) at December 31, were as follows (in millions):

	2012	2011
Deferred tax assets:
Inventory	$8.3	$8.8
Income tax credits	27.3	21.4
Accrued liabilities	17.7	15.4
Pension	50.8	69.9
Postretirement and post employment benefits	11.6	12.8
Stock-based compensation	9.9	12.0
Net operating loss carryforwards	52.3	66.3
Miscellaneous other	4.5	5.0
Gross deferred tax assets	182.4	211.6
Valuation allowance	(7.0)	(3.2)
Total deferred tax assets, net of valuation allowance	$175.4	$208.4
Deferred tax liabilities:
Acquisition basis difference	(120.5)	(117.4)
Property, plant, and equipment	(37.4)	(36.9)
Total deferred tax liabilities	$(157.9)	$(154.3)
TOTAL NET DEFERRED TAX ASSET	$17.5	$54.1
Deferred taxes are reflected in the Consolidated Balance Sheet as follows:
Current tax assets (included in Deferred taxes and other)	$32.7	$29.5
Non-current tax assets (included in Other long-term assets)	1.7	40.6
Non-current tax liabilities (included in Other Non-current liabilities)	(16.9)	(16.0)
TOTAL NET DEFERRED TAX ASSET	$17.5	$54.1

As of December 31, 2012, the Company had a total of $27.3 million of Federal and State tax credit carryforwards, net of Federal benefit, available to offset future income taxes, of which $0.8 million may be carried forward indefinitely while the remaining $26.5 million will begin to expire at various times in 2013 through 2028. The Company has recorded a net valuation allowance of $7.0 million for the portion of the foreign and state tax credit carryforwards the Company anticipates will expire prior to utilization. The increase in the valuation allowance primarily relates to the recording of additional foreign tax credits related to a 2009 acquisition and a change in estimate which impacted the future utilization of state tax credits. Additionally, as of December 31, 2012, the Company had recorded tax benefits totaling $52.3 million for Federal, State and Foreign net operating loss carryforwards (“NOLs”). The tax benefit related to these NOLs has been adjusted to reflect an “ownership change” pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the utilization of pre-acquisition operating losses. The Company expects to fully utilize the adjusted NOLs prior to their expiration.

At December 31, 2012, income and withholding taxes have not been provided on approximately $550 million of undistributed international earnings that are permanently reinvested in international operations. If such earnings were not indefinitely reinvested, a tax liability of approximately $100 million would be recognized.

Cash payments of income taxes were $113.2 million, $80.1 million and $74.0 million in 2012, 2011, and 2010, respectively.

HUBBELL INCORPORATED – Form 10-K   45

Back to Contents

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The IRS and other tax authorities routinely audit the Company’s tax returns. These audits can involve complex issues which may require an extended period of time to resolve. During 2012, the IRS concluded an audit of the Company’s 2008 and 2009 federal income tax returns. With few exceptions, the Company is no longer subject to state, local, or non-U.S. income tax examinations by tax authorities for years prior to 2005.

The following tax years, by major jurisdiction, are still subject to examination by taxing authorities:

Jurisdiction	Open Years
United States	2008-2012
Canada	2009-2012
UK	2008-2012

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2012	2011	2010
Unrecognized tax benefits at beginning of year	$27.6	$25.2	$30.6
Additions based on tax positions relating to the current year	1.8	2.7	2.5
Reductions based on expiration of statute of limitations	(9.6)	(1.3)	(0.7)
Additions to tax positions relating to previous years	0.8	1.2	1.0
Settlements	(7.1)	(0.2)	(8.2)
TOTAL UNRECOGNIZED TAX BENEFITS	$13.5	$27.6	$25.2

Included in the balance at December 31, 2012 are $8.8 million of tax positions which, if in the future are determined to be recognizable, would affect the annual effective income tax rate. Additionally, there are $1.1 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the applicable taxing authority to an earlier period.

The Company’s policy is to record interest and penalties associated with the underpayment of income taxes within Provision for income taxes in the Consolidated Statement of Income. The Company recognized expense (benefit), before federal tax impact, related to interest and penalties of approximately $(0.5) million in 2012, $0.4 million in 2011 and $1.0 million 2010. The Company had $1.4 million and $1.9 million accrued for the payment of interest and penalties as of December 31, 2012 and December 31, 2011, respectively. It is reasonably possible that in the next twelve months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken relative to previously filed tax returns may decrease. The Company estimates that the range of possible decrease is between $0.2 million and $0.8 million.

The consolidated effective income tax rate varied from the United States federal statutory income tax rate for the years ended December 31, as follows:

	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.8	1.4	1.3
Foreign income taxes	(3.4)	(3.6)	(4.2)
Other, net	(1.8)	(2.1)	(0.4)
CONSOLIDATED EFFECTIVE INCOME TAX RATE	31.6%	30.7%	31.7%

On January 2, 2013 the American Taxpayers Relief Act of 2012 (2012 Tax Act) was enacted. The benefits related to the 2012 Tax Act are not reflected in the 2012 effective income tax rate calculation above as they will be recorded in the first quarter of 2013, the period of enactment.

NOTE 13     Financial Instruments

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to significant concentrations of credit risk consist of trade receivables, cash equivalents and investments. The Company grants credit terms in the normal course of business to its customers. Due to the diversity of its product lines, the Company has an extensive customer base including electrical distributors and wholesalers, electric utilities, equipment manufacturers, electrical contractors, telecommunication companies and retail and hardware outlets. No single customer accounted for more than 10% of total sales in any year during the three years ended December 31, 2012. However, the Company’s top ten customers account for approximately one-third of its net sales. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers. Bad debt write-offs have historically been minimal. The Company places its cash and cash equivalents with financial institutions and limits the amount of exposure to any one institution.

Fair Value: The carrying amounts reported in the Consolidated Balance Sheet for cash and cash equivalents, investments, receivables, bank borrowings, accounts payable and accruals approximate their fair values given the immediate or short-term nature of these items. See also Note 6 — Investments and Note 14 – Fair Value Measurement.

HUBBELL INCORPORATED – Form 10-K   46

Back to Contents

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

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2012 and 2011 (in millions):

Asset (Liability) December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Total
Money market funds (a)	$423.6	$-	$423.6
Available for sale investments	39.7	-	39.7
Trading securities	5.8	-	5.8
Deferred compensation plan liabilities	(5.8)	-	(5.8)
Derivatives:
Forward exchange contracts	-	(0.2)	(0.2)
	$463.3	$(0.2)	$463.1
December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Total
Money market funds (a)	$365.9	$-	$365.9
Available for sale investments	50.8	-	50.8
Trading securities	4.0	-	4.0
Deferred compensation plan liabilities	(4.0)	-	(4.0)
Derivatives:
Forward exchange contracts	-	0.3	0.3
	$416.7	$0.3	$417.0
(a) Money market funds are included in Cash and cash equivalents in the Consolidated Balance Sheet.

The methods and assumptions used to estimate the Level 2 fair values were as follows:

Forward exchange contracts – The fair value of forward exchange contracts were based on quoted forward foreign exchange prices at the reporting date.

During 2012 and 2011, there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. At December 31, 2012 and December 31, 2011, the Company did not have any financial assets or liabilities that fell within the Level 3 hierarchy.

Investments

At December 31, 2012 and December 31, 2011, the Company had $39.7 million and $50.8 million, respectively, of municipal bonds classified as available-for-sale securities. The Company also had $5.8 million and $4.0 million of trading securities at December 31, 2012 and December 31, 2011, respectively. These investments are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

Deferred compensation plan

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During 2012 and 2011, the Company purchased $1.3 million and $1.4 million, respectively, of trading securities related to these deferred compensation plans. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

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

The fair values of derivative instruments in the Consolidated Balance Sheet are as follows (in millions):

Derivatives designated as hedges	Asset/(Liability) Derivatives
	Balance Sheet Location	Fair Value
		December 31, 2012	December 31, 2011
Forward exchange contracts designated as cash flow hedges	Other accrued liabilities	$(0.2)	$(0.1)
Forward exchange contracts designated as cash flow hedges	Deferred taxes and other	-	0.4
		$(0.2)	$0.3

HUBBELL INCORPORATED – Form 10-K   47

Back to Contents

Forward exchange contracts

In 2012 and 2011, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases. As of December 31, 2012, the Company had 18 individual forward exchange contracts at $1.0 million, which have various expiration dates through December 2013. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

Interest rate locks

Prior to the issuance of the 2022 Notes and 2018 Notes in 2010 and 2008, respectively, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2010 interest rate lock resulted in a $1.6 million loss while the 2008 interest rate lock resulted in a $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. The amortization associated with these interest rate locks is reclassified from Accumulated other comprehensive loss to Interest expense in the Consolidated Statement of Income. As of both December 31, 2012 and December 31, 2011 there was $0.4 million of net unamortized losses reflected in Accumulated other comprehensive loss.

The following table summarizes the results of cash flow hedging relationships for years ended December 31, (in millions):

Derivative Instrument	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss, net of tax		Location of Loss Reclassified into Income (Effective Portion)	Loss Reclassified into Earnings (Effective Portion)
	2012	2011		2012	2011
Forward exchange contract	$(0.5)	$0.1	Cost of goods sold	$(0.1)	$(0.9)

There was no hedge ineffectiveness with respect to the forward exchange cash flow hedges during 2012, 2011 and 2010.

Long-term Debt

The total carrying value of long-term debt as of December 31, 2012 and 2011 was $596.7 million and $596.3 million, respectively, net of unamortized discount. As of December 31, 2012 and 2011, the estimated fair value of the long-term debt was $682.7 million and $675.0 million, respectively, based on quoted market prices. The Company’s long-term debt falls within Level 2 of the fair value hierarchy.

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

The Company accounts for conditional asset retirement and environmental obligations in accordance with the applicable accounting guidance. The accounting guidance defines “conditional asset retirement obligation” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Asset retirement obligations were not material as of December 31, 2012 and 2011. The Company identified other legal obligations related to environmental remediation for which a settlement date could not be determined. The Company continues to monitor and revalue its environmental liabilities as necessary. Total environmental liabilities were $12.5 million and $13.0 million as of December 31, 2012 and 2011, respectively.

Leases

Total rental expense under operating leases was $21.9 million in 2012, $21.7 million in 2011 and $22.3 million in 2010. The minimum annual rentals on non-cancelable, long-term, operating leases in effect at December 31, 2012 are expected to approximate $12.3 million in 2013, $9.4 million in 2014, $6.9 million in 2015, $4.6 million in 2016, $2.8 million in 2017 and $13.8 million thereafter. The Company’s leases consist of operating leases primarily for buildings or equipment. The terms for building leases typically range from 5-25 years with 5-10 year renewal periods.

HUBBELL INCORPORATED – Form 10-K   48

Back to Contents

NOTE 16     Capital Stock

Activity in the Company’s common shares outstanding is set forth below for the three years ended December 31, 2012 (in thousands):

	Common Stock
	Class A	Class B
OUTSTANDING AT DECEMBER 31, 2009	7,167	52,554
Exercise of stock options/stock appreciation rights	-	1,351
Director compensation arrangements, net	-	11
Restricted/performance shares activity, net of forfeitures	-	143
Acquisition/surrender of shares	-	(458)
OUTSTANDING AT DECEMBER 31, 2010	7,167	53,601
Exercise of stock options/stock appreciation rights	-	638
Director compensation arrangements, net	-	8
Restricted/performance shares activity, net of forfeitures	-	140
Acquisition/surrender of shares	-	(2,316)
OUTSTANDING AT DECEMBER 31, 2011	7,167	52,071
Exercise of stock options/stock appreciation rights	-	804
Director compensation arrangements, net	-	19
Restricted/performance shares activity, net of forfeitures	-	197
Acquisition/surrender of shares	-	(1,021)
OUTSTANDING AT DECEMBER 31, 2012	7,167	52,069

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

Shares of the Company’s common stock were reserved at December 31, 2012 as follows (in thousands):

	Common Stock		Preferred Stock
	Class A	Class B
Exercise of outstanding stock options	-	104	-
Future grant of stock-based compensation	-	2,138	-
Exercise of stock purchase rights	-	-	59
Shares reserved under other equity compensation plans	-	114	-
TOTAL	-	2,356	59

HUBBELL INCORPORATED – Form 10-K   49

Back to Contents

NOTE 17     Stock-Based Compensation

As of December 31, 2012, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees on a straight-line basis over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. Accordingly, the Company recognizes compensation cost immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

The Company’s long-term incentive program for awarding stock-based compensation uses a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s Class B Common Stock pursuant to the Award Plan. Under the Award Plan, the Company may authorize up to 6.9 million shares of Class B Common Stock in settlement of restricted stock, performance shares, SARs or any-post 2004 grants of stock options. The Company issues new shares for settlement of any stock-based awards. In 2012, the Company granted stock-based awards using a combination of restricted stock, SARs and performance shares.

In 2012, 2011 and 2010, the Company recorded $15.8 million, $15.1 million and $11.4 million of stock-based compensation costs, respectively. Of the total 2012 expense, $15.1 million was recorded to S&A expense and $0.7 million was recorded to Cost of goods sold. In 2011 and 2010, $14.4 million and $10.9 million, respectively, was recorded to S&A expense and $0.7 million and $0.5 million in 2011 and 2010, respectively, was recorded to Cost of goods sold. Stock-based compensation costs capitalized to inventory were $0.2 million in both 2012 and 2011 and $0.1 million in 2010. The Company recorded income tax benefits of approximately $17.6 million, $7.1 million and $8.8 million in 2012, 2011 and 2010, respectively, related to stock-based compensation. At December 31, 2012, these benefits are recorded as either a deferred tax asset in Deferred taxes and other or in Other accrued liabilities in the Consolidated Balance Sheet. As of December 31, 2012, there was $21.7 million, pretax, of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized through 2015.

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

Stock Issued to Non-employee Directors

In 2012, 2011 and 2010, each non-employee director received a grant of Class B Common Stock. These grants were made on the date of the annual meeting of shareholders and vested or will vest at the following year’s annual meeting of shareholders, upon a change of control or termination of service by reason of death. These shares will be subject to forfeiture if the director’s service terminates prior to the date of the next regularly scheduled annual meeting of shareholders to be held in the following calendar year. During the years 2012, 2011 and 2010, the Company issued to non-employee directors 13,980 shares, 12,568 shares, and 15,750 shares, respectively.

Activity related to both employee and non-employee restricted stock for the year ended December 31, 2012 is as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value/Share
RESTRICTED STOCK AT DECEMBER 31, 2011	205	$60.60
Shares granted	115	82.18
Shares vested	(108)	58.60
Shares forfeited	(4)	59.18
RESTRICTED STOCK AT DECEMBER 31, 2012	208	$73.63

The weighted average fair value per share of restricted stock granted during the years 2012, 2011 and 2010 was $82.18, $65.10 and $58.18, respectively. The total fair value of restricted stock vested during the years 2012, 2011 and 2010 was $8.9 million, $8.7 million and $7.2 million, respectively.

HUBBELL INCORPORATED – Form 10-K   50

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

Activity related to SARs for the year ended December 31, 2012 is as follows (in thousands, except per share amounts):

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
OUTSTANDING AT DECEMBER 31, 2011	2,340	$50.71
Granted	328	82.84
Exercised	(1,021)	47.15
Forfeited	(12)	45.87
Canceled	(2)	49.72
OUTSTANDING AT DECEMBER 31, 2012	1,633	$59.44	7.5 YEARS	$41,280
EXERCISABLE AT DECEMBER 31, 2012	977	$50.38	6.4 YEARS	$33,470

The aggregated intrinsic value of SARs exercised during 2012, 2011 and 2010 was $32.5 million, $12.0 million and $2.8 million, respectively.

The fair value of each SAR award was measured using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions used in estimating the fair value of the SARs granted during the years 2012, 2011 and 2010.

	Expected Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value of 1 SAR
2012	2.0%	29.4%	0.7%	5.5 Years	$18.13
2011	2.6%	30.2%	1.1%	5.5 Years	$13.70
2010	2.7%	28.0%	1.9%	6.0 Years	$12.79

The expected dividend yield was calculated by dividing the Company’s expected annual dividend by the average stock price for the past three months. Expected volatilities are based on historical volatilities of the Company’s stock for a period consistent with the expected term. The expected term of SARs granted was based upon historical exercise behavior of stock options and SARs. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the award.

Performance Shares

Performance shares represent the right to receive a share of the Company’s Class B Common Stock after a three year period subject to the achievement of certain performance criteria established by the Company’s Compensation Committee. Partial vesting in these awards may occur after separation from the Company for retirement eligible employees.

In December 2012, 2011 and 2010, the Company granted 38,656; 39,456 and 31,671 performance shares, respectively. The grants’ performance conditions are subject to the achievement of certain market-based criteria. Performance at target will result in vesting and issuance of the number of performance shares granted, equal to 100% payout. Performance below or above target can result in issuance in the range of 0%-200% of the number of shares granted.

In February 2013, the Company paid out 69,184 shares related to its December 2009 performance award grant. The performance period associated with this award was from January 1, 2010 through December 31, 2012 and was based upon the Company’s total return to shareholders (“TSR”) compared to the TSR generated by the other companies that comprise the S&P Mid-Cap 400 Index. The February 2013 payout was based upon achieving 200% of this market-based criteria. The fair value of the December 2009 performance awards at vesting was $6.4 million.

In February 2012, the Company paid out 93,800 shares related to its December 2008 performance award grant as a result of achieving 187% of the market-based criteria. The fair value of the December 2008 performance awards at vesting was $7.0 million. In February 2011, the Company issued 31,548 shares related to its December 2007 performance award grant. This payout was based upon achieving 66% and 170% of the performance and market-based criteria, respectively. The fair value of the December 2007 performance award at vesting was $2.0 million.

The fair value of the market-based criteria for the fiscal year 2012, 2011 and 2010 performance share awards was determined based upon a lattice model. The following table summarizes the related assumptions used to determine the fair values of the performance shares with respect to the market-based criteria. Expected volatilities are based on historical volatilities of the Company’s stock over a three year period. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term of the award.

	Stock Price on Measurement Date	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value
2012	$83.73	2.0%	27.3%	0.4%	3 Years	$100.77
2011	$64.48	2.4%	35.9%	0.4%	3 Years	$83.12
2010	$59.95	2.4%	38.8%	0.8%	3 Years	$80.11

Total stock-based compensation expense recorded related to performance share awards was $2.7 million, $2.1 million and $1.9 million in 2012, 2011 and 2010, respectively. There has been no stock based compensation recorded related to the 2012 performance award as the service inception date for this particular award begins on January 1, 2013.

HUBBELL INCORPORATED – Form 10-K   51

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

Stock option activity for the year ended December 31, 2012 is set forth below (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
OUTSTANDING AT DECEMBER 31, 2011	653	$45.62
Exercised	(549)	45.38
OUTSTANDING AT DECEMBER 31, 2012	104	$46.99	1.7 YEARS	$3,920
EXERCISABLE AT DECEMBER 31, 2012	104	$46.99	1.7 YEARS	$3,920

The aggregate intrinsic value of stock options exercised during 2012, 2011 and 2010 was $16.5 million, $12.0 million and $22.8 million, respectively. Cash received from option exercises was $24.8 million, $21.9 million and $49.3 million for 2012, 2011 and 2010, respectively.

The Company recorded realized tax benefits from equity-based awards of $15.6 million, $8.2 million, and $9.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. These realized tax benefits have been reflected in Cash Flows From Financing Activities.

NOTE 18     Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

The following table sets forth the computation of earnings per share for the three years ended December 31 (in millions, except per share amounts):

	2012	2011	2010
Numerator:
Net income attributable to Hubbell	$299.7	$267.9	$217.2
Less: Earnings allocated to participating securities	1.0	1.0	0.9
Net income available to common shareholders	$298.7	$266.9	$216.3
Denominator:
Average number of common shares outstanding	59.1	59.7	59.9
Potential dilutive shares	0.7	0.7	0.4
Average number of diluted shares outstanding	59.8	60.4	60.3
Earnings per share:
Basic	$5.05	$4.47	$3.61
Diluted	$5.00	$4.42	$3.59
Anti-dilutive securities excluded from the calculation of earnings per diluted share:
Stock options and performance shares	-	-	-
Stock appreciation rights	-	-	1.6

The Company did not have any anti-dilutive securities in 2012 or 2011. Additionally, there were no anti-dilutive stock options or performance shares in 2010.

NOTE 19     Accumulated Other Comprehensive Loss

The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):

	2012	2011	2010
Pension and post retirement benefit plan adjustment, net of tax	$(130.1)	$(153.7)	$(95.6)
Cumulative translation adjustment	10.8	2.5	14.6
Unrealized gain on investment, net of tax	0.7	1.0	0.5
Cash flow hedge loss, net of tax	(0.5)	(0.2)	(0.8)
TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	$(119.1)	$(150.4)	$(81.3)

HUBBELL INCORPORATED – Form 10-K   52

Back to Contents

NOTE 20     Industry Segments and Geographic Area Information

Nature of Operations

Hubbell Incorporated was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Hubbell designs, manufactures and sells quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the UK, Brazil and Australia. Hubbell also participates in joint ventures in Taiwan and Hong Kong, and maintains offices in Singapore, China, India, Mexico, South Korea and countries in the Middle East.

The Company’s reporting segments consist of the Electrical segment (comprised of electrical systems products and lighting products), and the Power segment, as described below.

The Electrical segment is comprised of businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, connector and grounding products, lighting fixtures and controls, and other electrical equipment. The products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians, and telecommunications companies. In addition, certain businesses design and manufacture a variety of high voltage test and measurement equipment, industrial controls and communication systems used in the non-residential and industrial markets. Many of these products are designed such that they can also be used in harsh and hazardous locations where a potential for fire and explosion exists due to the presence of flammable gasses and vapors. Harsh and hazardous products are primarily used in the oil and gas (onshore and offshore) and mining industries. There are also a variety of lighting fixtures, wiring devices and electrical products that have residential and utility applications. These products are primarily sold through electrical and industrial distributors, home centers, some retail and hardware outlets, lighting showrooms and residential lighting internet sites. Special application products are sold primarily through wholesale distributors to contractors, industrial customers and OEMs. High voltage products are also sold direct to customers through our sales engineers.

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

Financial Information

Financial information by industry segment, product class and geographic area for the three years ended December 31, 2012, is summarized below (in millions). When reading the data the following items should be noted:

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

HUBBELL INCORPORATED – Form 10-K   53

Back to Contents

INDUSTRY SEGMENT DATA

	2012	2011	2010
Net Sales:
Electrical	$2,114.6	$2,004.2	$1,808.2
Power	929.8	867.4	733.0
TOTAL NET SALES	$3,044.4	$2,871.6	$2,541.2
Operating Income:
Electrical	$303.7	$282.0	$248.7
Power	168.1	141.8	119.1
Operating income	471.8	423.8	367.8
Loss on extinguishment of debt	-	-	(14.7)
Interest expense	(30.8)	(30.9)	(31.1)
Investment income and other expense, net	0.8	(3.1)	(1.6)
INCOME BEFORE INCOME TAXES	$441.8	$389.8	$320.4
Assets:
Electrical	$1,659.2	$1,558.2	$1,576.7
Power	710.4	659.8	622.2
General Corporate	577.4	628.5	506.9
TOTAL ASSETS	$2,947.0	$2,846.5	$2,705.8
Capital Expenditures:
Electrical	$27.1	$35.9	$23.5
Power	20.4	16.5	17.8
General Corporate	1.6	3.0	6.0
TOTAL CAPITAL EXPENDITURES	$49.1	$55.4	$47.3
Depreciation and Amortization:
Electrical	$45.8	$47.1	$50.8
Power	21.0	21.1	21.7
TOTAL DEPRECIATION AND AMORTIZATION	$66.8	$68.2	$72.5

PRODUCT CLASS DATA

	2012	2011	2010
Net Sales:
Electrical Systems	$1,376.1	$1,271.4	$1,127.2
Lighting	738.5	732.8	681.0
Power	929.8	867.4	733.0
TOTAL NET SALES	$3,044.4	$2,871.6	$2,541.2

GEOGRAPHIC AREA DATA

	2012	2011	2010
Net Sales:
United States	$2,541.6	$2,381.5	$2,107.9
International	502.8	490.1	433.3
TOTAL NET SALES	$3,044.4	$2,871.6	$2,541.2
Operating Income:
United States	$383.8	$338.0	$292.9
International	88.0	85.8	74.9
TOTAL OPERATING INCOME	$471.8	$423.8	$367.8
Long-lived Assets:
United States	$1,225.4	$1,185.4	$1,189.5
International	227.0	225.1	225.8
TOTAL LONG-LIVED ASSETS	$1,452.4	$1,410.5	$1,415.3

On a geographic basis, the Company defines “international” as operations based outside of the United States and its possessions. As a percentage of total net sales, shipments from foreign operations directly to third parties were 17% in 2012, 2011 and 2010, with the Canada, UK and Brazil operations representing approximately 29%, 23% and 12%, respectively, of 2012 total international net sales. Long-lived assets, excluding deferred tax assets, of international subsidiaries were 16% of the consolidated total in 2012, 2011 and 2010, with the UK, Canada and Mexico operations representing approximately 27%, 19%, and 19%, respectively, of the 2012 international total. Export sales from United States operations were $243.9 million in 2012, $210.2 million in 2011 and $182.7 million in 2010.

HUBBELL INCORPORATED – Form 10-K   54

Back to Contents

NOTE 21     Guarantees

The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.

The Company records a liability equal to the fair value of guarantees in the Consolidated Balance Sheet in accordance with the guarantees accounting guidance. As of December 31, 2012, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties in 2012 are set forth below (in millions):

Balance at December 31, 2011	$6.2
Provision	8.6
Expenditures/other	(7.8)
BALANCE AT DECEMBER 31, 2012	$7.0

NOTE 22     Quarterly Financial Data (Unaudited)

The table below sets forth summarized quarterly financial data for the years ended December 31, 2012 and 2011 (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net Sales	$723.8	$778.4	$789.7	$752.5
Gross Profit	$234.1	$259.8	$268.5	$249.8
Net Income	$63.6	$78.0	$87.6	$72.9
Net Income attributable to Hubbell	$63.2	$77.5	$87.1	$71.9
Earnings Per Share — Basic	$1.06	$1.31	$1.47	$1.21
Earnings Per Share — Diluted	$1.05	$1.29	$1.45	$1.20
2011
Net Sales	$658.1	$709.2	$764.3	$740.0
Gross Profit	$205.2	$229.9	$252.3	$236.3
Net Income	$50.7	$65.7	$83.3	$70.5
Net Income attributable to Hubbell	$50.3	$65.2	$82.4	$70.0
Earnings Per Share — Basic	$0.83	$1.08	$1.38	$1.18
Earnings Per Share — Diluted	$0.82	$1.07	$1.37	$1.17

HUBBELL INCORPORATED – Form 10-K   55

Back to Contents

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-K. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level. Management’s annual report on internal control over financial reporting and the independent registered public accounting firm’s audit report on the effectiveness of our internal control over financial reporting as of December 31, 2012 are included in Item 8 of this Annual Report on Form 10-K.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B   Other Information

Not applicable.

HUBBELL INCORPORATED – Form 10-K   56

Back to Contents

PART III

ITEM 10   Directors, Executive Officers and Corporate Governance(1)

ITEM 11   Executive Compensation(2)

ITEM 12   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 with respect to the Company’s common stock that may be issued under the Company’s equity compensation plans (in thousands, except per share amounts):

Plan Category	A Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		B Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		C Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders(a)	1,957	(c) (e)	$58.69	(f)	2,138	(c)
Equity Compensation Plans Not Requiring Shareholder Approval(b)	64	(c) (d)	—		50	(c)
TOTAL	2,021		$58.69		2,188

(a)

The Company’s(1) Option Plan and(2) Award Plan.

(b)

The Company’s Deferred Compensation Plan for Directors.

(c)

Class B Common Stock.

(d)

Represents amount of shares currently deferred under this plan. These shares are not included in the total weighted average exercise price included in column B.

(e)

Includes 220 performance share awards assuming a maximum payout target. The Company does not anticipate that the maximum payout target will be achieved for all of these awards.

(f)

Weighted average exercise price excludes performance share awards included in column A.

The remaining information required by this item is incorporated by reference to the subheading “Voting Rights and Security Ownership of Certain Beneficial Owners and Management” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 7, 2013.

(1)

Certain of the information required by this item regarding executive officers is included under the subheading “Executive Officers of the Registrant” at the end of Part I of this Form 10-K and the remaining required information is incorporated by reference to the subheadings “Item 1 – Election of Directors,” “General – Information Regarding Executive Officers,” “General – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics,” and “Corporate Governance – Board Committees – Audit Committee” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 7, 2013.

(2)

The information required by this item is incorporated by reference to the subheadings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation of Directors” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 7, 2013.

HUBBELL INCORPORATED – Form 10-K   57

Back to Contents

ITEM 13   Certain Relationships and Related Transactions and Director Independence(3)

ITEM 14   Principal Accountant Fees and Services(4)

(3)

The information required by this item is incorporated by reference to the subheadings &rlquo;General – Review and Approval of Related Person Transactions” and &rlquo;Corporate Governance – Director Independence” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 7, 2013.

(4)

The information required by this item is incorporated by reference to the heading &rlquo;Item 2 – Ratification of the Selection of Independent Registered Public Accounting Firm” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 7, 2013.

HUBBELL INCORPORATED – Form 10-K   58

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

3b	Amended and Restated By-Laws of Hubbell Incorporated, as amended on December 4, 2012. Exhibit 3.1 of the registrant’s report on Form 8-K filed on December 6, 2012, is incorporated by reference.
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

10b(1)†

Hubbell Incorporated Stock Option Plan for Key Employees, as amended and restated effective May 5, 2003.(i) Exhibit 10(1) of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2003, filed August 12, 2003, is incorporated by reference; (ii) Amendment, dated June 9, 2004, filed as Exhibit 10ee of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2004, filed August 5, 2004, is incorporated by reference.

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

10f(2)

Amendment, dated December 21, 2011, to the Hubbell Incorporated Deferred Compensation Plan for Directors. Exhibit 10f(2) of the registrant’s report on Form 10-K for the year 2011, filed on February 15, 2012, is incorporated by reference.

10h†

Hubbell Incorporated Key Employee Supplemental Medical Plan, as amended and restated effective January 1, 2005. Exhibit 10h of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed October 26, 2007, is incorporated by reference.

10i

Hubbell Incorporated Retirement Plan for Directors, as amended and restated effective January 1, 2005. Exhibit 10i of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed October 26, 2007, is incorporated by reference.

HUBBELL INCORPORATED – Form 10-K   59

Back to Contents

Number	Description
10o†

Hubbell Incorporated Policy for Providing Severance Payments to Senior Employees, effective February 11, 2011. Exhibit 10.1 of the registrant’s report on Form 8-K filed on February 16, 2011, is incorporated by reference.

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

10.9.2†

Second Amendment, dated June 3, 2009, to the Hubbell Incorporated Grantor Trust for Senior Management Plans Trust Agreement. Exhibit 10.9.2 of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2009 filed on July 24, 2009, is incorporated by reference.

10.9.3†

Third Amendment, dated as of May 11, 2012, to the Hubbell Incorporated Grantor Trust for Senior Management Plans Trust Agreement. Exhibit 10.9.3 of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2012, filed on July 20, 2012, is incorporated by reference.

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

10.10.2†

Second Amendment, dated as of May 11, 2012, to the Hubbell Incorporated Grantor Trust for Non-Employee Director Plans Trust Agreement. Exhibit 10.10.2 of the registrant’s report on Form 10-Q for the second quarter (ended June 30), 2012, filed on July 20, 2012, is incorporated by reference.

10.ee†

Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated effective as of May 3, 2010. Exhibit 10.1 of the registrant’s report on Form 8-K filed May 7, 2010, is incorporated by reference.

10.ff†

Letter Agreement, dated August 24, 2005, between Hubbell Incorporated and David G. Nord. Exhibit 99.1 of the registrant’s report on Form 8-K dated and filed September 6, 2005, is incorporated by reference.

10.gg†

Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and David G. Nord. Exhibit 10.2 of the registrant’s report on Form 8-K filed on January 5, 2011, is incorporated by reference.

10.gg(1)†

Amendment, dated as of January 1, 2013, to Change in Control Severance Agreement between Hubbell Incorporated and David G. Nord. Exhibit 10.1 of the registrant’s report on Form 8-K filed on December 6, 2012, is incorporated by reference.

10.ii

Credit Agreement, dated as of October 20, 2011 by and among Hubbell Incorporated, Hubbell Cayman Limited, Hubbell Investments Limited, the Lenders Party thereto, Wells Fargo Bank, National Association and HSBC Bank USA National Association as Syndication Agents and Bank of America, N.A. and U.S. Bank National Association as Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC and HSBC Bank USA, National Association as Joint Lead Arrangers and Joint Bookrunners. Exhibit 99.1 of the registrant’s report on Form 8-K dated and filed October 20, 2011 is incorporated by reference.

10.jj†

Hubbell Incorporated Executive Deferred Compensation Plan, effective January 1, 2008. Exhibit 10.jj of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed on October 26, 2007, is incorporated by reference.

10.kk†

Hubbell Incorporated Supplemental Management Retirement Plan, effective September 12, 2007. Exhibit 10.kk of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2007, filed on October 26, 2007, is incorporated by reference.

HUBBELL INCORPORATED – Form 10-K   60

Back to Contents

Number	Description
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

10.vv†

Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and William T. Tolley. Exhibit 10.9 of the registrant’s report on Form 8-K filed on January 5, 2011, is incorporated by reference.

10.ww†

Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and William R. Sperry. Exhibit 10.1 of the registrant’s report on Form 8-K filed on September 17, 2012, is incorporated by reference.

10.ww(1)†

Amendment, dated September 11, 2012, to Change in Control Severance Agreement between Hubbell Incorporated and William R. Sperry. Exhibit 10.2 of the registrant’s report on Form 8-K filed on September 17, 2012, is incorporated by reference.

10.xx†

Change in Control Severance Agreement, dated as of September 11, 2012, between Hubbell Incorporated and An-Ping Hsieh. Exhibit 10.xx of the registrant’s report on Form 10-Q for the third quarter (ended September 30), 2012, filed on October 19, 2012, is incorporated by reference.

21*	Listing of subsidiaries.
23*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
† This exhibit constitutes a management contract, compensatory plan, or arrangement * Filed hereunder

HUBBELL INCORPORATED – Form 10-K   61

Back to Contents

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBBELL INCORPORATED
By	/s/ DARRIN S. WEGMAN	By	/s/ WILLIAM R. SPERRY
	Darrin S. Wegman		William R. Sperry
	Vice President and Controller (Also signing as Chief Accounting Officer)		Senior Vice President and Chief Financial Officer
Date:	February 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Title	Date
By	/s/ T. H. POWERS		2/13/13
	T. H. Powers	Chairman of the Board
By	/s/ D. G. Nord		2/13/13
	D. G. Nord	President and Chief Executive Officer and Director
By	/s/ W. R. SPERRY		2/13/13
	W. R. Sperry	Senior Vice President and Chief Financial Officer
By	/s/ D. S. Wegman		2/13/13
	D. S. Wegman	Vice President, Controller
By	/s/ C. M. Cardoso		2/13/13
	C. M. Cardoso	Director
By	/s/ L. J. Good		2/13/13
	L. J. Good	Director
By	/s/ A. J. Guzzi		2/13/13
	A. J. Guzzi	Director
By	/s/ N. J. Keating		2/13/13
	N.J. Keating	Director
By	/s/ J.F. Malloy		2/13/13
	J.F. Malloy	Director
By	/s/ A. Mcnally IV		2/13/13
	A. McNally IV	Director
By	/s/ G. J. Ratcliffe		2/13/13
	G. J. Ratcliffe	Director
By	/s/ C. A. Rodriguez		2/13/13
	C. A. Rodriguez	Director
By	/s/ J.G. Russell		2/13/13
	J.G. Russell	Director
By	/s/ R. J. Swift		2/13/13
	R. J. Swift	Director
By	/s/ D. S. Van Riper		2/13/13
	D. S. Van Riper	Director

HUBBELL INCORPORATED – Form 10-K   62

Back to Contents

Financial Statement Schedule

Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2010, 2011 and 2012 (Schedule II)

Reserves deducted in the balance sheet from the assets to which they apply (in millions):

	Balance at Beginning of Year	Additions / (Reversals) Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowances for doubtful accounts receivable:
Year 2010	$5.1	$(0.2)	$(1.3)	$3.6
Year 2011	$3.6	$0.1	$(0.7)	$3.0
Year 2012	$3.0	$1.4	$(1.2)	$3.2
Allowance for credit memos and returns:
Year 2010	$18.6	$102.3	$(102.3)	$18.6
Year 2011	$18.6	$118.3	$(116.5)	$20.4
Year 2012	$20.4	$141.3	$(141.2)	$20.5
Valuation allowance on deferred tax assets:
Year 2010	$2.2	$0.4	$—	$2.6
Year 2011	$2.6	$0.6	$—	$3.2
Year 2012	$3.2	$3.8	$—	$7.0

HUBBELL INCORPORATED – Form 10-K   63