Form 10-Q
period 2013-03-31
HUBBELL INC
filed 2013-04-19
CIK 48898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ______

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
(Former name, former address and former fiscal year, if changed since last report)
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

The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of April 15, 2013 were 7,167,506 and 52,188,953, respectively.

Index

PART I FINANCIAL INFORMATION	3
ITEM 1 Financial Statements	3
Condensed Consolidated Statement of Income (unaudited)	3
Condensed Consolidated Statement of Comprehensive Income (unaudited)	4
Condensed Consolidated Balance Sheet (unaudited)	5
Condensed Consolidated Statement of Cash Flows (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3 Quantitative and Qualitative Disclosures About Market Risk	19
ITEM 4 Controls and Procedures	19
PART II OTHER INFORMATION	20
ITEM 1A Risk Factors	20
ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds	20
ITEM 6 Exhibits	21

Back to Contents

PART I

FINANCIAL INFORMATION

ITEM 1

Financial Statements

Condensed Consolidated Statement of Income (unaudited)

	Three Months Ended March 31
(in millions, except per share amounts)	2013	2012
Net Sales	$740.1	$723.8
Cost of goods sold	503.8	489.7
Gross Profit	236.3	234.1
Selling & administrative expenses	138.6	132.4
Operating income	97.7	101.7
Interest expense, net	(7.3)	(7.2)
Other income, net	0.8	0.1
Total other expense	(6.5)	(7.1)
Income before income taxes	91.2	94.6
Provision for income taxes	24.4	31.0
Net income	66.8	63.6
Less: Net income attributable to noncontrolling interest	0.9	0.4
Net income attributable to Hubbell	$65.9	$63.2
Earnings per share
Basic	$1.11	$1.06
Diluted	$1.10	$1.05
Cash dividends per common share	$0.45	$0.41

HUBBELL INCORPORATED - Form 10 Q - 3

Back to Contents

Condensed Consolidated Statement of Comprehensive Income (unaudited)

	Three Months Ended March 31
(in millions)	2013	2012
Net income	$66.8	$63.6
Other comprehensive (loss) income:
Foreign currency translation adjustments	(8.5)	12.5
Amortization of pension and post retirement benefit plans prior service costs and net actuarial losses, net of taxes of $1.2 and $1.5	2.2	2.7
Unrealized loss on investments, net of taxes of $0.0 and ($0.1)	-	(0.2)
Unrealized gain (loss) on cash flow hedges, net of taxes of $0.2 and ($0.1)	0.4	(0.3)
Other comprehensive (loss) income	(5.9)	14.7
Total comprehensive income	60.9	78.3
Less: Comprehensive income attributable to noncontrolling interest	0.9	0.4
Comprehensive income attributable to Hubbell	$60.0	$77.9

HUBBELL INCORPORATED - Form 10 Q - 4

Back to Contents

Condensed Consolidated Balance Sheet (unaudited)

(in millions)	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$606.2	$645.0
Short-term investments	10.1	8.8
Accounts receivable, net	443.6	405.2
Inventories, net	350.6	341.7
Deferred taxes and other	60.0	55.5
Total Current Assets	1,470.5	1,456.2
Property, Plant, and Equipment, net	364.5	364.7
Other Assets
Investments	41.4	36.7
Goodwill	772.4	755.5
Intangible assets, net	294.0	288.1
Other long-term assets	44.9	45.8
TOTAL ASSETS	$2,987.7	$2,947.0
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$235.6	$213.1
Accrued salaries, wages and employee benefits	51.0	75.4
Accrued insurance	43.4	39.6
Other accrued liabilities	114.6	119.3
Total Current Liabilities	444.6	447.4
Long-Term Debt	596.8	596.7
Other Non-Current Liabilities	242.3	235.0
TOTAL LIABILITIES	1,283.7	1,279.1
Total Hubbell Shareholders' Equity	1,696.8	1,661.2
Noncontrolling interest	7.2	6.7
Total Equity	1,704.0	1,667.9
TOTAL LIABILITIES AND EQUITY	$2,987.7	$2,947.0

HUBBELL INCORPORATED - Form 10 Q - 5

Back to Contents

Condensed Consolidated Statement of Cash Flows (unaudited)

	Three Months Ended March 31
(in millions)	2013	2012
Cash Flows from Operating Activities
Net income	$66.8	$63.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17.2	16.2
Deferred income taxes	4.3	5.4
Stock-based compensation	3.0	2.8
Tax benefit on stock-based awards	(4.4)	(8.6)
Changes in assets and liabilities:
Increase in accounts receivable, net	(33.5)	(21.2)
Increase in inventories, net	(7.0)	(15.4)
Decrease in current liabilities	(7.4)	(2.0)
Changes in other assets and liabilities, net	4.8	6.4
Contribution to defined benefit pension plans	(0.7)	(0.6)
Other, net	(0.4)	(1.5)
Net cash provided by operating activities	42.7	45.1
Cash Flows from Investing Activities
Capital expenditures	(13.0)	(11.4)
Acquisition of businesses, net of cash acquired	(37.5)	(10.9)
Purchases of available-for-sale investments	(7.3)	(2.4)
Proceeds from available-for-sale investments	1.8	2.9
Other, net	0.2	5.5
Net cash used in investing activities	(55.8)	(16.3)
Cash Flows from Financing Activities
Short-term debt repayments, net	-	(2.6)
Payment of dividends	(26.7)	(22.4)
Payment of dividends to noncontrolling interest	(0.4)	(0.4)
Repurchase of common shares	-	(42.1)
Proceeds from exercise of stock options	0.8	18.3
Tax benefit on stock-based awards	4.4	8.6
Other, net	0.2	-
Net cash used in financing activities	(21.7)	(40.6)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(4.0)	4.6
Decrease in cash and cash equivalents	(38.8)	(7.2)
Cash and cash equivalents
Beginning of period	645.0	569.6
End of period	$606.2	$562.4

HUBBELL INCORPORATED - Form 10 Q - 6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

In December 2011, the FASB amended the disclosure requirements regarding offsetting assets and liabilities of derivatives, sale and repurchase agreements, reverse sale and repurchase agreements and securities borrowing and securities lending arrangements. The enhanced disclosures will require entities to provide both gross and net information for these assets and liabilities. This amendment was adopted by the Company effective January 1, 2013 and did not have a material impact on its financial statements.

In July 2012, the FASB amended its guidance related to testing indefinite-lived intangible assets other than goodwill for impairment. An entity has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of certain qualitative factors, that it is more likely than not that the asset is not impaired, the entity would not need to calculate the fair value of the asset. The Company performs the annual indefinite-lived intangible impairment analysis during the fourth quarter of the year and the adoption of the standard effective January 1, 2013 did not have an impact on the Company’s financial statements.

In February 2013, the FASB amended the disclosure requirements regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment does not change the current requirement for reporting net income or other comprehensive income, but requires additional disclosures about significant amounts reclassified out of accumulated other comprehensive income including the effect of the reclassification on the related net income line items. This amendment was adopted prospectively by the Company effective January 1, 2013. See also Note 8 - Accumulated Other Comprehensive Loss.

In March 2013, the FASB amended guidance related to a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. The Company does not anticipate the adoption of this amendment will have a material impact on its financial statements.

Note 2 Business Acquisitions

During the first quarter of 2013, the Company completed the acquisition of the majority of the net assets of Continental Industries, Inc. (“Continental”) for $37.5 million, net of cash received. Continental produces high quality exothermic welding and connector products. This acquisition has been added to the Electrical segment and has resulted in the recognition of intangible assets of $10.9 million and goodwill of $19.3 million. The $10.9 million of intangible assets consists primarily of customer relationships and tradenames that will be amortized over a weighted average period of approximately 20 years. The goodwill relates to a number of factors built into the purchase price, including the future earnings and cash flow potential of the businesses as well as the complementary strategic fit and resulting synergies it brings to the Company's existing operations. All of the goodwill is expected to be deductible for tax purposes.

The Condensed Consolidated Financial Statements include the results of operations of Continental from the date of acquisition. Net sales and earnings related to this acquisition for the three months ended March 31, 2013 were not significant to the consolidated results. Pro forma information related to this acquisition has not been included because the impact to the Company’s consolidated results of operations was not material.

HUBBELL INCORPORATED - Form 10 Q - 7

Back to Contents

Note 3 Segment Information

The Company’s reporting segments consist of the Electrical segment and the Power segment. The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2013	2012	2013	2012	2013	2012
Three Months Ended March 31,
Electrical	$515.3	$505.1	$61.6	$63.8	12.0%	12.6%
Power	224.8	218.7	36.1	37.9	16.1%	17.3%
TOTAL	$740.1	$723.8	$97.7	$101.7	13.2%	14.1%
Note 4 Inventories, net

Inventories, net are comprised of the following (in millions):

	March 31, 2013	December 31, 2012
Raw material	$119.5	$118.4
Work-in-process	82.6	81.8
Finished goods	233.5	226.5
	435.6	426.7
Excess of FIFO over LIFO cost basis	(85.0)	(85.0)
TOTAL	$350.6	$341.7
Note 5 Goodwill and Intangible Assets, net

Changes in the carrying values of goodwill for the three months ended March 31, 2013, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
BALANCE DECEMBER 31, 2012	$474.6	$280.9	$755.5
Acquisitions	19.3	-	19.3
Translation adjustments	(2.7)	0.3	(2.4)
BALANCE MARCH 31, 2013	$491.2	$281.2	$772.4

In 2013, the Company completed the acquisition of Continental for $37.5 million, net of cash received. This acquisition has been accounted for as a business combination and has resulted in the recognition of $19.3 million of goodwill. See also Note 2 – Business Acquisitions.

The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheet is as follows (in millions):

	March 31, 2013		December 31, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$106.7	$(24.2)	$102.8	$(23.0)
Customer/Agent relationships and other	219.3	(64.1)	212.7	(60.8)
TOTAL	326.0	(88.3)	315.5	(83.8)
Indefinite-lived:
Tradenames and other	56.3	-	56.4	-
TOTAL	$382.3	$(88.3)	$371.9	$(83.8)

Amortization expense associated with these definite-lived intangible assets was $4.9 million and $4.2 million for the three months ended March 31, 2013 and 2012. Future amortization expense associated with these intangible assets is expected to be $14.4 million for the remainder of 2013, $18.6 million in 2014, $17.0 million in 2015, $16.4 million in 2016, $15.0 million in 2017 and $13.6 million in 2018.

HUBBELL INCORPORATED - Form 10 Q - 8

Back to Contents

Note 6 Other Accrued Liabilities

Other accrued liabilities are comprised of the following, (in millions):

	March 31, 2013	December 31, 2012
Customer program incentives	$18.3	$34.7
Accrued income taxes	17.4	14.1
Deferred revenue	17.2	16.4
Other	61.7	54.1
TOTAL	$114.6	$119.3
Note 7 Total Equity

Total equity is comprised of the following (in millions, except per share amounts):

	March 31, 2013	December 31, 2012
Common stock, $.01 par value:
Class A - authorized 50.0 shares; issued and outstanding 7.2 and 7.2 shares	$0.1	$0.1
Class B - authorized 150.0 shares; issued and outstanding 52.2 and 52.1 shares	0.5	0.5
Additional paid-in-capital	66.3	64.0
Retained earnings	1,754.9	1,715.7
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(127.9)	(130.1)
Cumulative translation adjustment	2.3	10.8
Unrealized gain on investment, net of tax	0.7	0.7
Cash flow hedge loss, net of tax	(0.1)	(0.5)
Total Accumulated other comprehensive loss	(125.0)	(119.1)
Hubbell shareholders' equity	1,696.8	1,661.2
Noncontrolling interest	7.2	6.7
TOTAL EQUITY	$1,704.0	$1,667.9

A summary of the changes in equity for the three months ended March 31, 2013 and 2012 is provided below (in millions):

	Three Months Ended March 31,
	2013			2012
	Hubbell Shareholders' Equity	Noncontrolling interest	Total Equity	Hubbell Shareholders' Equity	Noncontrolling interest	Total Equity
EQUITY, JANUARY 1,	$1,661.2	$6.7	$1,667.9	$1,467.8	$5.7	$1,473.5
Total comprehensive income	60.0	0.9	60.9	77.9	0.4	78.3
Stock-based compensation	2.8	-	2.8	2.8	-	2.8
Exercise of stock options	0.8	-	0.8	18.3	-	18.3
Income tax windfall from stock-based awards, net	4.4	-	4.4	8.6	-	8.6
Repurchase/surrender of common shares	(5.8)	-	(5.8)	(49.8)	-	(49.8)
Issuance of shares related to directors' deferred compensation	0.1	-	0.1	0.2	-	0.2
Dividends to noncontrolling interest		(0.4)	(0.4)	-	(0.4)	(0.4)
Cash dividends declared	(26.7)	-	(26.7)	(24.4)	-	(24.4)
EQUITY, MARCH 31,	$1,696.8	$7.2	$1,704.0	$1,501.4	$5.7	$1,507.1

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statement of Comprehensive Income.

HUBBELL INCORPORATED - Form 10 Q - 9

Back to Contents

Note 8 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the three months ended March 31, 2013 is provided below (in millions):

(Debit) credit	Cash flow hedge gain (loss)	Unrealized gain on available-for-sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2012	$(0.5)	$0.7	$(130.1)	$10.8	$(119.1)
Other comprehensive (loss) income before reclassifications	0.5	-	-	(8.5)	(8.0)
Amounts reclassified from accumulated other comprehensive loss	(0.1)	-	2.2	-	2.1
Current period other comprehensive (loss) income	0.4	-	2.2	(8.5)	(5.9)
BALANCE AT MARCH 31, 2013	$(0.1)	$0.7	$(127.9)	$2.3	$(125.0)

A summary of the reclassifications out of Accumulated other comprehensive loss for the three months ended March 31, 2013 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	Gain (loss) Reclassified		Location of Gain (loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$0.1		Cost of goods sold
	0.1		Total before tax
	-		Tax (expense) benefit
	$0.1		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.2	(a)
Actuarial gains/(losses)	(3.6	)(a)
	(3.4)		Total before tax
	1.2		Tax benefit (expense)
	$(2.2)		(Loss) gain net of tax
Losses reclassified into earnings	$(2.1)		(Loss) gain net of tax
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 10 - Pension and Other Benefits for additional details).
Note 9 Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

The following table sets forth the computation of earnings per share for the three months ended March 31, 2013 and 2012 (in millions, except per share amounts):

	Three Months Ended March 31
	2013	2012
Numerator:
Net income attributable to Hubbell	$65.9	$63.2
Less: Earnings allocated to participating securities	0.2	0.2
Net income available to common shareholders	$65.7	$63.0
Denominator:
Average number of common shares outstanding	59.1	59.2
Potential dilutive shares	0.5	0.7
Average number of diluted shares outstanding	59.6	59.9
Earnings per share:
Basic	$1.11	$1.06
Diluted	$1.10	$1.05

The Company did not have any anti-dilutive securities during the three months ended March 31, 2013 and 2012.

HUBBELL INCORPORATED - Form 10 Q - 10

Back to Contents

Note 10 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three months ended March 31, 2013 and 2012 (in millions):

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Three Months Ended March 31,
Service cost	$4.0	$4.2	$-	$-
Interest cost	9.1	9.0	0.2	0.3
Expected return on plan assets	(11.7)	(10.0)	-	-
Amortization of prior service cost	-	0.1	(0.2)	-
Amortization of actuarial losses/(gains)	3.6	4.2	-	(0.2)
NET PERIODIC BENEFIT COST	$5.0	$7.5	$-	$0.1

Employer Contributions

The Company anticipates making required contributions of approximately $3.3 million to its foreign pension plans during 2013, of which $0.7 million has been contributed through March 31, 2013. The Company is not required under the Pension Protection Act of 2006 to make any contributions to its qualified domestic benefit pension plans during 2013.

Note 11 Guarantees

The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.

The Company records a liability equal to the fair value of guarantees in the Condensed Consolidated Balance Sheet in accordance with the guarantees accounting guidance. As of March 31, 2013, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the three months ended March 31, 2013 are set forth below (in millions):

BALANCE AT DECEMBER 31, 2012	$7.0
Provision	2.1
Expenditures/other	(1.9)
BALANCE AT MARCH 31, 2013	$7.2
Note 12 Fair Value Measurement

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

HUBBELL INCORPORATED - Form 10 Q - 11

Back to Contents

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at March 31, 2013 and December 31, 2012 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Total
March 31, 2013
Money market funds (a)	$404.2	$-	$404.2
Available for sale investments	44.8	-	44.8
Trading securities	6.7	-	6.7
Deferred compensation plan liabilities	(6.7)	-	(6.7)
Derivatives:
Forward exchange contracts	-	0.5	0.5
	$449.0	$0.5	$449.5
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Total
December 31, 2012
Money market funds (a)	$423.6	$-	$423.6
Available for sale investments	39.7	-	39.7
Trading securities	5.8	-	5.8
Deferred compensation plan liabilities	(5.8)	-	(5.8)
Derivatives:
Forward exchange contracts	-	(0.2)	(0.2)
	$463.3	$(0.2)	$463.1
(a) Money market funds are reflected in Cash and cash equivalents in the Condensed Consolidated Balance Sheet.

The methods and assumptions used to estimate the Level 2 fair values were as follows:

Forward exchange contracts – The fair value of forward exchange contracts were based on quoted forward foreign exchange prices at the reporting date.

During the three months ended March 31, 2013 there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. During the three months ended March 31, 2013 and as of December 31, 2012, the Company did not have any financial assets or liabilities that fell within the Level 3 hierarchy.

Investments

At March 31, 2013 and December 31, 2012, the Company had $44.8 million and $39.7 million, respectively, of municipal bonds classified as available-for-sale securities. The Company also had $6.7 million and $5.8 million of trading securities at March 31, 2013 and December 31, 2012, respectively. These investments are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During the three months ended March 31, 2013 and 2012, the Company purchased $0.8 and $1.2 million, respectively, of trading securities related to these deferred compensation plans. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

HUBBELL INCORPORATED - Form 10 Q - 12

Back to Contents

Derivatives

In order to limit financial risk in the management of its assets, liabilities and debt, the Company may use derivative financial instruments such as foreign currency hedges, commodity hedges, interest rate hedges and interest rate swaps. All derivative financial instruments are matched with an existing Company asset, liability or forecasted transaction. Market value gains or losses on the derivative financial instrument are recognized in income when the effects of the related price changes of the underlying asset, liability or forecasted transaction are recognized in income.

The fair values of derivative instruments in the Condensed Consolidated Balance Sheet are as follows (in millions):

	Asset/(Liability) Derivatives
		Fair Value
Derivatives designated as hedges	Balance Sheet Location	March 31, 2013	December 31, 2012
Forward exchange contracts designated as cash flow hedges	Other accrued liabilities	$(0.1)	$(0.2)
Forward exchange contracts designated as cash flow hedges	Deferred taxes and other	0.6	-
		$0.5	$(0.2)

Forward exchange contracts

In 2013 and 2012, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases by one of its Canadian subsidiaries. As of March 31, 2013, the Company had 18 individual forward exchange contracts for $1.0 million each, which have various expiration dates through March 2014. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

Interest rate locks

Prior to the issuance of long-term notes in 2010 and 2008, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2010 interest rate lock resulted in a $1.6 million loss while the 2008 interest rate lock resulted in a $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. The amortization associated with these interest rate locks is reclassified from Accumulated other comprehensive loss to Interest expense, net in the Condensed Consolidated Statement of Income. The amortization reclassification for the three months ended March 31, 2013 and 2012 was not material. As of both March 31, 2013 and December 31, 2012 there was $0.4 million of net unamortized losses reflected in accumulated other comprehensive loss.

The following table summarizes the results of cash flow hedging relationships for the three months ended March 31, 2013 and 2012 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings (Effective Portion)
Derivative Instrument	2013	2012	(Effective Portion)	2013	2012
Forward exchange contract	$0.5	$(0.2)	Cost of goods sold	$0.1	$0.1

There was no hedge ineffectiveness with respect to the forward exchange cash flow hedges during the three months ended March 31, 2013 and 2012.

Long-term Debt

The total carrying value of long-term debt as of March 31, 2013 and December 31, 2012 was $596.8 million and $596.7 million, respectively, net of unamortized discount. As of March 31, 2013 and December 31, 2012, the estimated fair value of the long-term debt was $679.1 million and $682.7 million, respectively, based on quoted market prices.

HUBBELL INCORPORATED - Form 10 Q - 13

Back to Contents

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the United Kingdom, Brazil and Australia. The Company also participates in joint ventures in Taiwan and Hong Kong, and maintains offices in Singapore, China, India, Mexico, South Korea and countries in the Middle East. The Company employs approximately 13,400 individuals worldwide.

The Company’s reporting segments consist of the Electrical segment (comprised of electrical systems products and lighting products) and the Power segment. Results for the three months ended March 31, 2013 are included under “Segment Results” within this Management’s Discussion and Analysis.

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

Results of Operations – First Quarter of 2013 compared to the First Quarter of 2012

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended March 31
	2013	% of Net sales	2012	% of Net sales
Net Sales	$740.1		$723.8
Cost of goods sold	503.8	68.1%	489.7	67.7%
Gross Profit	236.3	31.9%	234.1	32.3%
Selling & administrative expense	138.6	18.7%	132.4	18.3%
Operating income	97.7	13.2%	101.7	14.1%
Net income attributable to Hubbell	65.9	8.9%	63.2	8.7%
Earnings per share - diluted	$1.10		$1.05

Net Sales

Net sales of $740.1 million for the first quarter of 2013 increased 2% compared to the first quarter of 2012 due to acquisitions contributing three percentage points partially offset by one percentage point of lower organic volume. Lower organic demand was primarily due to weakness in the industrial segment driven by declines in net sales for high voltage products and the extractive industries sector. Favorable price realization was less than one percentage point. Also, foreign currency translation was unfavorable by less than one percentage point.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold increased to 68.1% in the first quarter of 2013 compared to 67.7% in the first quarter of 2012 due to the impact of facility consolidation costs which accounted for 30 basis points of the increase. In addition, the impact of unfavorable product mix

HUBBELL INCORPORATED - Form 10 Q - 14

Back to Contents

primarily related to lower sales of higher margin industrial products, inflationary increases and higher material costs were essentially offset by productivity and price realization.

Gross Profit

The consolidated gross profit margin in the first quarter of 2013 was 31.9% compared to 32.3% in the first quarter of 2012. The decrease was primarily caused by facility consolidation costs of $1.9 million or 30 basis points. In addition, the impact of unfavorable product mix primarily related to lower sales of higher margin industrial products, inflationary increases and higher material costs were essentially offset by productivity and price realization.

Selling & Administrative Expenses (“S&A”)

S&A expenses in the first quarter of 2013 were $138.6 million compared to $132.4 million in the first quarter of 2012. As a percentage of net sales, S&A expenses increased to 18.7% in the first quarter of 2013 compared to 18.3% in the first quarter of 2012 primarily due to higher personnel related costs.

Total Other Expense

Total other expense was $6.5 million in the first quarter of 2013 compared to $7.1 million in the first quarter of 2012. This decrease is primarily due to higher net foreign currency transaction gains in the first quarter of 2013 compared to the first quarter of 2012.

Income Taxes

The effective tax rate in the first quarter of 2013 decreased to 26.8% from 32.8% in the first quarter of 2012. The decrease in the effective tax rate was primarily due to the retroactive application of certain tax provisions, including the research and development tax credit, that were part of the American Taxpayer Relief Act of 2012 ("2012 Relief Act") which became law during the first quarter of 2013. The first quarter of 2013 includes a $4.3 million tax benefit related to the retroactive application of the 2012 Relief Act.

Net income attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell increased 4% in the first quarter of 2013 compared to the first quarter of 2012. Earnings per diluted share increased 5% in the first quarter of 2013 compared to the first quarter of 2012 due to a slightly lower average number of diluted shares outstanding at the end of the first quarter of 2013 compared to the first quarter of 2012.

Segment Results

ELECTRICAL

	Three Months Ended March 31
(In millions)	2013	2012
Net sales	$515.3	$505.1
Operating income	$61.6	$63.8
Operating margin	12.0%	12.6%

Net sales in the Electrical segment increased 2% in the first quarter of 2013 compared with the first quarter of 2012. Increases in net sales due to acquisitions and price realization of three percentage points and one percentage point respectively, were partially offset by two percentage points of lower organic volume compared to the first quarter of 2012. The sales decline was due to weakness in the industrial market, primarily high voltage products and the extractive industry sectors. The residential market experienced broad based growth offset in part by the non-residential market that included lower public spending. Foreign currency translation had no impact on net sales in the first quarter of 2013 as compared to the first quarter of 2012.

Within the segment, electrical systems products net sales increased 1% in the first quarter of 2013 compared to the first quarter of 2012 due to acquisitions and price realization partially offset by lower organic volume. Sales of lighting products increased 4% in the first quarter of 2013 compared to 2012 due to higher sales in the residential market.

Operating income in the first quarter of 2013 decreased 3% to $61.6 million compared to the first quarter of 2012 and operating margin decreased by 60 basis points to 12.0%. Operating income and margin decreased primarily due to unfavorable product mix related to lower industrial sales. Productivity and price realization were essentially offset by inflationary increases and higher material costs.

POWER

	Three Months Ended March 31
(In millions)	2013	2012
Net sales	$224.8	$218.7
Operating income	$36.1	$37.9
Operating margin	16.1%	17.3%

HUBBELL INCORPORATED - Form 10 Q - 15

Back to Contents

Net sales in the Power segment increased 3% in the first quarter of 2013 compared to the first quarter of 2012 due to the acquisition that was completed in the fourth quarter of 2012. Organic volume increased net sales by one percentage point but was offset by unfavorable foreign currency translation. Organic growth was due to increased international net sales. Distribution spending was essentially flat compared to last year's unusually strong start due to the favorable weather conditions. Transmission sales decreased compared to first quarter of 2012 due to timing of project spending but remain at a high level.

Operating income in the first quarter of 2013 decreased 5% to $36.1 million compared to the first quarter of 2012 and operating margin decreased by 120 basis points to 16.1%. The operating income decrease was primarily due to facility consolidation costs of $1.9 million incurred in the quarter. The operating margin decrease was due to facility consolidation costs as well as the acquisition being below the segment's average operating margin. Cost increases including wages, benefits and other personnel related costs, higher material costs and unfavorable price realization were essentially offset by productivity and higher organic volume.

Outlook

For 2013, we expect our overall net sales to increase by three to five percent compared to 2012, including two percentage points of growth from the four acquisitions completed in 2012 and the one completed in the first quarter of 2013. The non-residential market is expected to grow in the low single digit range for the year. The utility market is expected to grow in the two to four percent range with modest increases anticipated for maintenance and repair spending on distribution and transmission networks. We also anticipate the investments in transmission related projects will continue at high levels but the growth rate will slow. The industrial market is expected to grow slightly as increases in factory utilization and energy markets are expected to be partially offset by lower demand for high voltage test equipment. For the residential market, we anticipate double digit growth rates due to continued broad based strengthening in single and multi-family housing starts.

We plan to continue to work on productivity initiatives, including improved sourcing, product redesign and lean projects focused on both factory and back office efficiency. We anticipate cost increases from materials, including both commodities and purchased products, healthcare and other inflationary costs. We also expect to incur approximately $5 million of costs associated with facility consolidations during 2013, primarily in the first half of the year. We plan to continue to invest in people and resources to support our growth initiatives. Overall we expect to expand operating margin by approximately 40 basis points in 2013 compared to 2012. Additionally, we expect our 2013 tax rate to be approximately 31.5% primarily due to the 2012 Relief Act which became law during the first quarter of 2013 partially offset by a higher mix of domestic income. We expect to increase our earnings in 2013 through higher sales, careful management of pricing relative to material costs and by continuing our productivity programs.

In 2013, we anticipate free cash flow (defined as cash flows from operations less capital expenditures) to approximate net income. Finally, with our strong financial position, we expect to continue to evaluate and pursue additional acquisitions to add to our portfolio.

Financial Condition, Liquidity and Capital Resources

CASH FLOW

	Three Months Ended March 31
(In millions)	2013	2012
Net cash provided by (used in):
Operating activities	$42.7	$45.1
Investing activities	(55.8)	(16.3)
Financing activities	(21.7)	(40.6)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(4.0)	4.6
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(38.8)	$(7.2)

Cash provided by operating activities for the three months ended March 31, 2013 decreased from the comparable period in 2012 primarily due to a greater use of cash for working capital partially offset by higher net income. Cash used for working capital was $47.9 million and $38.6 million for the three month periods ended March 31, 2013 and 2012, respectively. This increase is primarily due to an increase in working capital days, primarily accounts receivable, as well as lower tax accruals due to the lower effective tax rate and higher tax payments in the first quarter of 2013 compared to the first quarter of 2012.

Investing activities used cash of $55.8 million in the first three months of 2013 compared to cash used of $16.3 million during the comparable period in 2012. This increase is primarily due to higher net acquisition investment and purchases of available-for-sale investments as well as lower proceeds from the sale of assets. Financing activities used cash of $21.7 million in the first three months of 2013 compared to $40.6 million of cash used during the comparable period of 2012 primarily as a result of lower spending on the repurchase of common shares partially offset by lower proceeds from the exercise of stock options and an increase in dividends paid.

Investments in the Business

Investments in our business include both expenditures required to maintain the operation of our equipment and facilities as well as cash outlays in support of our strategic initiatives. During the first three months of 2013, we used cash of $13 million for capital expenditures, an increase of $1.6 million from the comparable period of 2012.

HUBBELL INCORPORATED - Form 10 Q - 16

Back to Contents

During the first three months of 2013, the Company completed the acquisition of the majority of the assets of Continental for $37.5 million, net of cash received. The Company continues to assess opportunities to expand sales through acquisitions of businesses that fill product gaps or allow for expansion into new markets. See also Note 2-Business Acquisitions in the Notes to Condensed Consolidated Financial Statements.

In September 2011, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. The Company did not repurchase any Class A or Class B common stock during the quarter ended March 31, 2013. As of March 31, 2013, $124.4 million remains authorized for future repurchases under this program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

Debt to Capital

At March 31, 2013, the Company had $596.8 million of senior long-term notes, net of unamortized discount. These long-term fixed-rate notes, with amounts of $300 million due in both 2018 and 2022, respectively, are callable with a make whole provision and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at March 31, 2013.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	March 31, 2013	December 31, 2012
Total Debt	$596.8	$596.7
Total Hubbell Shareholders' Equity	1,696.8	1,661.2
TOTAL CAPITAL	$2,293.6	$2,257.9
Debt to Total Capital	26%	26%
Cash and Investments	657.7	690.5
NET DEBT	$(60.9)	$(93.8)
Net Debt to Total Capital	(3%)	(4%)

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

The Company had $606.2 million of cash and cash equivalents at March 31, 2013, of which approximately 38% was held outside of the United States. Except for a portion of current earnings, the Company’s intent is to indefinitely reinvest all of its undistributed international earnings and cash within its international subsidiaries.

As of March 31, 2013, the Company’s $500 million revolving credit facility had not been drawn against. The credit facility, which serves as a backup to our commercial paper program, was scheduled to expire in October 2016. In March 2013, the facility was amended to extend the maturity date to March 2018. The interest rate applicable to borrowing under the credit agreement is generally either the prime rate or a surcharge over LIBOR. The single financial covenant in the $500 million credit facility, which the Company is in compliance with, requires that total debt not exceed 55% of total capitalization. Annual commitment fees to support availability under the credit facility are not material.

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

We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2012. Since December 31, 2012, there were no material changes to our contractual obligations.

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

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first three months of 2013, there were no significant changes in our estimates and critical accounting policies.

HUBBELL INCORPORATED - Form 10 Q - 17

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

•

Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Any such forward-looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements. The Company disclaims any duty to update any forward-looking statement, all of which are expressly qualified by the foregoing, other than as required by law.

HUBBELL INCORPORATED - Form 10 Q - 18

Back to Contents

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the first three months of 2013. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED - Form 10 Q - 19

Back to Contents

PART II

OTHER INFORMATION

ITEM 1A

Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In September 2011, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. The Company did not repurchase any Class A or Class B Common Stock during the quarter ended March 31, 2013. As of March 31, 2013, approximately $124.4 million remains authorized for future repurchases under this program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

HUBBELL INCORPORATED - Form 10 Q - 20

Back to Contents

ITEM 6

Exhibits

EXHIBITS
Number	Description
10f*	Hubbell Incorporated Amended and Restated Deferred Compensation Plan for Directors, as amended and restated effective February 7, 2013.
31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 19, 2013	HUBBELL INCORPORATED
/s/ William R. Sperry	/s/ Darrin S. Wegman
William R. Sperry	Darrin S. Wegman
Senior Vice President and Chief Financial Officer	Vice President, Controller (Principal Accounting Officer)

HUBBELL INCORPORATED - Form 10 Q - 21