Form 10-Q
period 2013-06-30
HUBBELL INC
filed 2013-07-19
CIK 48898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ______

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

Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of July 15, 2013 were 7,167,506 and 52,145,424, respectively.

Index

PART I FINANCIAL INFORMATION	3
ITEM 1. Financial Statements	3
Condensed Consolidated Statement of Income (unaudited)	3
Condensed Consolidated Statement of Comprehensive Income (unaudited)	4
Condensed Consolidated Balance Sheet (unaudited)	5
Condensed Consolidated Statement of Cash Flows (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	20
ITEM 4. Controls and Procedures	20
PART II OTHER INFORMATION	21
ITEM 1A. Risk Factors	21
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
ITEM 6. Exhibits	22

Back to Contents

PART I

FINANCIAL INFORMATION

ITEM 1.

Financial Statements

Condensed Consolidated Statement of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions, except per share amounts)	2013	2012	2013	2012
Net Sales	$801.3	$778.4	$1,541.4	$1,502.2
Cost of goods sold	529.3	518.6	1,033.1	1,008.3
Gross Profit	272.0	259.8	508.3	493.9
Selling & administrative expenses	139.9	135.3	278.5	267.7
Operating income	132.1	124.5	229.8	226.2
Interest expense, net	(7.3)	(7.1)	(14.6)	(14.3)
Other expense, net	(2.0)	(1.3)	(1.2)	(1.2)
Total other expense	(9.3)	(8.4)	(15.8)	(15.5)
Income before income taxes	122.8	116.1	214.0	210.7
Provision for income taxes	39.8	38.1	64.2	69.1
Net income	83.0	78.0	149.8	141.6
Less: Net income attributable to noncontrolling interest	0.9	0.5	1.8	0.9
Net income attributable to Hubbell	$82.1	$77.5	$148.0	$140.7
Earnings per share
Basic	$1.38	$1.31	$2.49	$2.37
Diluted	$1.37	$1.29	$2.47	$2.34
Cash dividends per common share	$0.45	$0.41	$0.90	$0.82

HUBBELL INCORPORATED - Form 10 Q - 3

Back to Contents

Condensed Consolidated Statement of Comprehensive Income (unaudited)

	Three Months Ended
	June 30
(in millions)	2013	2012
Net income	$83.0	$78.0
Other comprehensive (loss) income:
Foreign currency translation adjustments	(13.3)	(16.1)
Amortization of pension and post retirement benefit plans' prior service costs and net actuarial losses, net of taxes of $1.2 and $1.4	2.1	2.4
Unrealized loss on investments, net of taxes of $0.2 and $0.0	(0.3)	-
Unrealized gain on cash flow hedges, net of taxes of $0.0 and $0.0	0.1	0.2
Other comprehensive loss	(11.4)	(13.5)
Total comprehensive income	71.6	64.5
Less: Comprehensive income attributable to noncontrolling interest	0.9	0.5
Comprehensive income attributable to Hubbell	$70.7	$64.0

	Six Months Ended
	June 30
(in millions)	2013	2012
Net income	$149.8	$141.6
Other comprehensive (loss) income:
Foreign currency translation adjustments	(21.8)	(3.6)
Amortization of pension and post retirement benefit plans' prior
service costs and net actuarial losses, net of taxes $2.4 and $2.9	4.3	5.1
Unrealized loss on investments, net of taxes $0.2 and $0.1	(0.3)	(0.2)
Unrealized gain (loss) on cash flow hedges, net of taxes $0.2 and $0.1	0.5	(0.1)
Other comprehensive (loss) income	(17.3)	1.2
Total comprehensive income	132.5	142.8
Less: Comprehensive income attributable to noncontrolling interest	1.8	0.9
Comprehensive income attributable to Hubbell	$130.7	$141.9

HUBBELL INCORPORATED - Form 10 Q - 4

Back to Contents

Condensed Consolidated Balance Sheet (unaudited)

(in millions)	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$586.6	$645.0
Short-term investments	7.0	8.8
Accounts receivable, net	468.8	405.2
Inventories, net	384.7	341.7
Deferred taxes and other	57.7	55.5
Total Current Assets	1,504.8	1,456.2
Property, Plant, and Equipment, net	370.0	364.7
Other Assets
Investments	39.5	36.7
Goodwill	794.5	755.5
Intangible assets, net	293.0	288.1
Other long-term assets	39.2	45.8
TOTAL ASSETS	$3,041.0	$2,947.0
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$245.4	$213.1
Accrued salaries, wages and employee benefits	55.0	75.4
Accrued insurance	44.0	39.6
Other accrued liabilities	108.0	119.3
Total Current Liabilities	452.4	447.4
Long-Term Debt	596.9	596.7
Other Non-Current Liabilities	248.2	235.0
TOTAL LIABILITIES	1,297.5	1,279.1
Total Hubbell Shareholders' Equity	1,735.7	1,661.2
Noncontrolling interest	7.8	6.7
Total Equity	1,743.5	1,667.9
TOTAL LIABILITIES AND EQUITY	$3,041.0	$2,947.0

HUBBELL INCORPORATED - Form 10 Q - 5

Back to Contents

Condensed Consolidated Statement of Cash Flows (unaudited)

	Six Months Ended
	June 30
(in millions)	2013	2012
Cash Flows from Operating Activities
Net income	$149.8	$141.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34.4	33.0
Deferred income taxes	7.8	6.8
Stock-based compensation	5.7	5.3
Tax benefit on stock-based awards	(5.6)	(9.3)
Changes in assets and liabilities:
Increase in accounts receivable, net	(59.4)	(37.7)
Increase in inventories, net	(30.4)	(30.6)
Decrease in current liabilities	(0.4)	(7.8)
Changes in other assets and liabilities, net	5.9	10.6
Contribution to qualified defined benefit pension plans	(1.9)	(6.3)
Other, net	2.6	(1.0)
Net cash provided by operating activities	108.5	104.6
Cash Flows from Investing Activities
Capital expenditures	(26.0)	(21.0)
Acquisition of businesses, net of cash acquired	(81.7)	(53.0)
Purchases of available-for-sale investments	(7.3)	(2.7)
Proceeds from available-for-sale investments	6.2	4.8
Other, net	4.0	6.3
Net cash used in investing activities	(104.8)	(65.6)
Cash Flows from Financing Activities
Short-term debt repayments, net	-	(2.7)
Payment of dividends	(53.3)	(46.9)
Payment of dividends to noncontrolling interest	(0.7)	(0.7)
Repurchase of common shares	(6.5)	(42.1)
Proceeds from exercise of stock options	1.1	19.8
Tax benefit on stock-based awards	5.6	9.3
Other, net	0.1	0.2
Net cash used in financing activities	(53.7)	(63.1)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(8.4)	(0.9)
Decrease in cash and cash equivalents	(58.4)	(25.0)
Cash and cash equivalents
Beginning of period	645.0	569.6
End of period	$586.6	$544.6

HUBBELL INCORPORATED - Form 10 Q - 6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Recent Accounting Pronouncements

In December 2011, the FASB amended the disclosure requirements regarding offsetting assets and liabilities of derivatives, sale and repurchase agreements, reverse sale and repurchase agreements and securities borrowing and securities lending arrangements. The enhanced disclosures require entities to provide both gross and net information for these assets and liabilities. This amendment was adopted by the Company effective January 1, 2013 and did not have a material impact on its financial statements.

In July 2012, the FASB amended its guidance related to testing indefinite-lived intangible assets other than goodwill for impairment. An entity has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of certain qualitative factors, that it is more likely than not that the asset is not impaired, the entity would not need to calculate the fair value of the asset. The Company performs its annual indefinite-lived intangible impairment analysis during the fourth quarter of the year and the adoption of the standard effective January 1, 2013 did not have an impact on the Company’s financial statements.

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

NOTE 2 Business Acquisitions

During the second quarter of 2013, the Company purchased all of the outstanding common stock of Connector Manufacturing Company and Canadian Connector Corporation, collectively referred to as "CMC", for $44.2 million, net of cash received. CMC manufactures and sells mechanical connectors and pole line hardware. This acquisition has been added to the Electrical segment and has resulted in the recognition of intangible assets of $6.0 million and goodwill of $25.5 million. The $6.0 million of intangible assets consists of tradenames and customer relationships that will be amortized over a weighted average period of approximately 19 years. None of the goodwill associated with the CMC acquisition is expected to be deductible for tax purposes.

During the first quarter of 2013, the Company completed the acquisition of the majority of the net assets of Continental Industries, Inc. (“Continental”) for $37.5 million, net of cash received. Continental produces high quality exothermic welding and connector products. This acquisition has been added to the Electrical segment and has resulted in the recognition of intangible assets of $11.0 million and goodwill of $19.3 million. The $11.0 million of intangible assets consists primarily of customer relationships and tradenames that will be amortized over a weighted average period of approximately 20 years. All of the goodwill associated with the Continental acquisition is expected to be deductible for tax purposes.

Both of these business acquisitions have been accounted for as business combinations and have resulted in the recognition of goodwill. The goodwill relates to a number of factors built into the purchase price, including the future earnings and cash flow potential of the businesses as well as the complementary strategic fit and resulting synergies they bring to the Company's existing operations.

HUBBELL INCORPORATED - Form 10 Q - 7

Back to Contents

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition related to these transactions:

Tangible assets acquired	$29.7
Intangible assets	17.0
Goodwill	44.8
Liabilities assumed	(9.8)
TOTAL CASH CONSIDERATION	$81.7

The Condensed Consolidated Financial Statements include the results of operations of CMC and Continental from the date of acquisition. Net sales and earnings related to these acquisitions for the three and six months ended June 30, 2013 were not significant to the consolidated results. Pro forma information related to these acquisitions has not been included because the impact to the Company’s consolidated results of operations was not material.

NOTE 3 Segment Information

The Company’s reporting segments consist of the Electrical segment and the Power segment. The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2013	2012	2013	2012	2013	2012
Three Months Ended June 30,
Electrical	$564.5	$536.3	$88.9	$81.2	15.7%	15.1%
Power	236.8	242.1	43.2	43.3	18.2%	17.9%
TOTAL	$801.3	$778.4	$132.1	$124.5	16.5%	16.0%
Six Months Ended June 30,
Electrical	$1,079.8	$1,041.4	$150.5	$145.0	13.9%	13.9%
Power	461.6	460.8	79.3	81.2	17.2%	17.6%
TOTAL	$1,541.4	$1,502.2	$229.8	$226.2	14.9%	15.1%

NOTE 4 Inventories, net

Inventories, net are comprised of the following (in millions):

	June 30, 2013	December 31, 2012
Raw material	$122.3	$118.4
Work-in-process	92.7	81.8
Finished goods	258.5	226.5
	473.5	426.7
Excess of FIFO over LIFO cost basis	(88.8)	(85.0)
TOTAL	$384.7	$341.7

NOTE 5 Goodwill and Intangible Assets, net

Changes in the carrying values of goodwill for the six months ended June 30, 2013, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
BALANCE DECEMBER 31, 2012	$474.6	$280.9	$755.5
Acquisitions	44.8	-	44.8
Translation adjustments	(5.1)	(0.7)	(5.8)
BALANCE JUNE 30, 2013	$514.3	$280.2	$794.5

In 2013, the Company completed the acquisitions of CMC and Continental within the Electrical segment for aggregate consideration of $81.7 million, net of cash received. These acquisitions have been accounted for as business combinations and have resulted in the recognition of $44.8 million of goodwill. See also Note 2 – Business Acquisitions.

The Company performs its goodwill impairment testing as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. The Company has elected to utilize the two step goodwill impairment testing process as prescribed in the accounting guidance. Step 1 compares the fair value of the Company’s reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying

HUBBELL INCORPORATED - Form 10 Q - 8

Back to Contents

value, no further analysis is necessary. If the carrying value of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment.

Goodwill impairment testing requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. The Company uses internal discounted cash flow estimates to determine fair value. These cash flow estimates are derived from historical experience and future long-term business plans and the application of an appropriate discount rate. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company’s estimated aggregate fair value of its reporting units are reasonable when compared to the Company’s market capitalization on the valuation date.

As of April 1, 2013, the impairment testing resulted in implied fair values for each reporting unit that exceeded the reporting unit’s carrying value, including goodwill. The Company did not have any reporting units at risk of failing Step 1 of the impairment test as the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) ranged from approximately 100% to approximately 400% for the respective reporting units. Additionally, the Company did not have any reporting units with zero or negative carrying amounts.

The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheet is as follows (in millions):

	June 30, 2013		December 31, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$111.0	$(25.2)	$102.8	$(23.0)
Customer/Agent relationships and other	218.5	(67.2)	212.7	(60.8)
TOTAL	329.5	(92.4)	315.5	(83.8)
Indefinite-lived:
Tradenames and other	55.9	-	56.4	-
TOTAL	$385.4	$(92.4)	$371.9	$(83.8)

Amortization expense associated with these definite-lived intangible assets was $9.6 million and $8.8 million for the six months ended June 30, 2013 and 2012, respectively. Future amortization expense associated with these intangible assets is expected to be $9.9 million for the remainder of 2013, $18.8 million in 2014, $17.3 million in 2015, $16.6 million in 2016, $15.4 million in 2017 and $13.9 million in 2018.

NOTE 6 Other Accrued Liabilities

Other accrued liabilities are comprised of the following, (in millions):

	June 30, 2013	December 31, 2012
Customer program incentives	$25.4	$34.7
Accrued income taxes	4.7	14.1
Deferred revenue	21.3	16.4
Other	56.6	54.1
TOTAL	$108.0	$119.3

NOTE 7 Total Equity

Total equity is comprised of the following (in millions, except per share amounts):

	June 30, 2013	December 31, 2012
Common stock, $.01 par value:
Class A - authorized 50.0 shares; issued and outstanding 7.2 and 7.2 shares	$0.1	$0.1
Class B - authorized 150.0 shares; issued and outstanding 52.1 and 52.1 shares	0.5	0.5
Additional paid-in-capital	61.2	64.0
Retained earnings	1,810.3	1,715.7
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(125.8)	(130.1)
Cumulative translation adjustment	(11.0)	10.8
Unrealized gain on investment, net of tax	0.4	0.7
Cash flow hedge loss, net of tax	-	(0.5)
Total Accumulated other comprehensive loss	(136.4)	(119.1)
Hubbell shareholders' equity	1,735.7	1,661.2
Noncontrolling interest	7.8	6.7
TOTAL EQUITY	$1,743.5	$1,667.9

HUBBELL INCORPORATED - Form 10 Q - 9

Back to Contents

A summary of the changes in equity for the six months ended June 30, 2013 and 2012 is provided below (in millions):

	Six Months Ended June 30
	2013			2012
	Hubbell Shareholders' Equity	Noncontrolling interest	Total Equity	Hubbell Shareholders' Equity	Noncontrolling interest	Total Equity
EQUITY, JANUARY 1,	$1,661.2	$6.7	$1,667.9	$1,467.8	$5.7	$1,473.5
Total comprehensive income	130.7	1.8	132.5	141.9	0.9	142.8
Stock-based compensation	5.4	-	5.4	5.2	-	5.2
Exercise of stock options	1.1	-	1.1	19.8	-	19.8
Income tax windfall from stock-based awards, net	5.6	-	5.6	9.3	-	9.3
Repurchase/surrender of common shares	(15.0)	-	(15.0)	(50.3)	-	(50.3)
Issuance of shares related to directors' deferred compensation	0.1	-	0.1	0.2	-	0.2
Dividends to noncontrolling interest		(0.7)	(0.7)	-	(0.7)	(0.7)
Cash dividends declared	(53.4)	-	(53.4)	(48.7)	-	(48.7)
EQUITY, JUNE 30,	$1,735.7	$7.8	$1,743.5	$1,545.2	$5.9	$1,551.1

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statement of Comprehensive Income.

NOTE 8 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the six months ended June 30, 2013 is provided below (in millions):

(Debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for-sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2012	$(0.5)	$0.7	$(130.1)	$10.8	$(119.1)
Other comprehensive (loss) income before reclassifications	0.6	(0.3)	-	(21.8)	(21.5)
Amounts reclassified from accumulated other comprehensive loss	(0.1)	-	4.3	-	4.2
Current period other comprehensive (loss) income	0.5	(0.3)	4.3	(21.8)	(17.3)
BALANCE AT JUNE 30, 2013	$-	$0.4	$(125.8)	$(11.0)	$(136.4)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three and six months ended June 30, 2013 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30	Six Months Ended June 30		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$-	$0.1		Cost of goods sold
	-	0.1		Total before tax
	-	-		Tax (expense) benefit
	$-	$0.1		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.2	$0.4	(a)
Actuarial gains/(losses)	(3.5)	(7.1	)(a)
	(3.3)	(6.7)		Total before tax
	1.2	2.4		Tax benefit (expense)
	$(2.1)	$(4.3)		(Loss) gain net of tax

Losses reclassified into earnings	$(2.1)	$(4.2)		(Loss) gain net of tax
(a) These Accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 10 - Pension and Other Benefits for additional details).

HUBBELL INCORPORATED - Form 10 Q - 10

Back to Contents

NOTE 9 Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

The following table sets forth the computation of earnings per share for the three and six months ended June 30, 2013 and 2012 (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Numerator:
Net income attributable to Hubbell	$82.1	$77.5	$148.0	$140.7
Less: Earnings allocated to participating securities	0.3	0.3	0.5	0.5
Net income available to common shareholders	$81.8	$77.2	$147.5	$140.2
Denominator:
Average number of common shares outstanding	59.1	59.1	59.1	59.2
Potential dilutive shares	0.5	0.6	0.5	0.6
Average number of diluted shares outstanding	59.6	59.7	59.6	59.8
Earnings per share:
Basic	$1.38	$1.31	$2.49	$2.37
Diluted	$1.37	$1.29	$2.47	$2.34

The Company did not have any anti-dilutive securities during the three and six months ended June 30, 2013 and 2012.

NOTE 10 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three and six months ended June 30, 2013 and 2012 (in millions):

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Three Months Ended June 30
Service cost	$4.0	$3.9	$-	$-
Interest cost	9.1	9.1	0.4	0.4
Expected return on plan assets	(11.6)	(9.9)	-	-
Amortization of prior service cost	0.1	-	(0.3)	-
Amortization of actuarial losses/(gains)	3.5	4.1	-	(0.3)
NET PERIODIC BENEFIT COST	$5.1	$7.2	$0.1	$0.1
Six Months Ended June 30
Service cost	$8.0	$8.1	$-	$-
Interest cost	18.2	18.1	0.6	0.7
Expected return on plan assets	(23.3)	(19.9)	-	-
Amortization of prior service cost	0.1	0.1	(0.5)	-
Amortization of actuarial losses/(gains)	7.1	8.3	-	(0.5)
NET PERIODIC BENEFIT COST	$10.1	$14.7	$0.1	$0.2

Employer Contributions

The Company anticipates making required contributions of approximately $3.3 million to its foreign pension plans during 2013, of which $1.9 million has been contributed through June 30, 2013. The Company is not required under the Pension Protection Act of 2006 to make any contributions to its qualified domestic benefit pension plans during 2013.

NOTE 11 Guarantees

The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.

The Company records a liability equal to the fair value of guarantees in the Condensed Consolidated Balance Sheet in accordance with the guarantees accounting guidance. As of June 30, 2013, the fair value and maximum potential payment related to the Company’s guarantees were not material.

HUBBELL INCORPORATED - Form 10 Q - 11

Back to Contents

The Company offers product warranties which cover defects on most of its products. These warranties primarily apply to products that are properly installed, maintained and used for their intended purpose. The Company accrues estimated warranty costs at the time of sale. Estimated warranty expenses, recorded in cost of goods sold, are based upon historical information such as past experience, product failure rates, or the estimated number of units to be repaired or replaced. Adjustments are made to the product warranty accrual as claims are incurred, additional information becomes known or as historical experience indicates.

Changes in the accrual for product warranties during the six months ended June 30, 2013 are set forth below (in millions):

BALANCE AT DECEMBER 31, 2012	$7.0
Provision	5.3
Expenditures/other	(5.1)
BALANCE AT JUNE 30, 2013	$7.2

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

Level 1– Quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly

Level 3 – Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at June 30, 2013 and December 31, 2012 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Total
June 30, 2013
Money market funds (a)	$367.8	$-	$367.8
Available-for-sale investments	39.7	-	39.7
Trading securities	6.8	-	6.8
Deferred compensation plan liabilities	(6.8)	-	(6.8)
Derivatives:
Forward exchange contracts	-	0.6	0.6
	$407.5	$0.6	$408.1

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Total
December 31, 2012
Money market funds (a)	$423.6	$-	$423.6
Available-for-sale investments	39.7	-	39.7
Trading securities	5.8	-	5.8
Deferred compensation plan liabilities	(5.8)	-	(5.8)
Derivatives:
Forward exchange contracts	-	(0.2)	(0.2)
	$463.3	$(0.2)	$463.1

The methods and assumptions used to estimate the Level 2 fair values were as follows:

Forward exchange contracts – The fair value of forward exchange contracts were based on quoted forward foreign exchange prices at the reporting date.

During the three and six months ended June 30, 2013 there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. During the six months ended June 30, 2013 and as of December 31, 2012, the Company did not have any financial assets or liabilities that fell within the Level 3 hierarchy.

HUBBELL INCORPORATED - Form 10 Q - 12

Back to Contents

Investments

At June 30, 2013 and December 31, 2012, the Company had $39.7 million of municipal bonds classified as available-for-sale securities. The Company also had $6.8 million and $5.8 million of trading securities at June 30, 2013 and December 31, 2012, respectively. These investments are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During the six months ended June 30, 2013 and 2012, the Company purchased $0.9 and $1.3 million, respectively, of trading securities related to these deferred compensation plans. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

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

The fair values of derivative instruments in the Condensed Consolidated Balance Sheet are as follows (in millions):

	Asset/(Liability) Derivatives
		Fair Value
Derivatives designated as hedges	Balance Sheet Location	June 30, 2013	December 31, 2012
Forward exchange contracts designated as cash flow hedges	Other accrued liabilities	$-	$(0.2)
Forward exchange contracts designated as cash flow hedges	Deferred taxes and other	0.6	-
		$0.6	$(0.2)

Forward exchange contracts

In 2013 and 2012, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases by one of its Canadian subsidiaries. As of June 30, 2013, the Company had 18 individual forward exchange contracts for $1.0 million each, which have various expiration dates through June 2014. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

Interest rate locks

Prior to the issuance of long-term notes in 2010 and 2008, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2010 interest rate lock resulted in a $1.6 million loss while the 2008 interest rate lock resulted in a $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. The amortization associated with these interest rate locks is reclassified from Accumulated other comprehensive loss to Interest expense, net in the Condensed Consolidated Statement of Income. The amortization reclassification for the three and six months ended June 30, 2013 and 2012 was not material. As of both June 30, 2013 and December 31, 2012 there was $0.4 million of net unamortized losses reflected in accumulated other comprehensive loss.

The following table summarizes the results of cash flow hedging relationships for the three months ended June 30, 2013 and 2012 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain (Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings (Effective Portion)
Derivative Instrument	2013	2012	(Effective Portion)	2013	2012
Forward exchange contract	$0.1	$0.2	Cost of goods sold	$-	$-

The following table summarizes the results of cash flow hedging relationships for the six months ended June 30, 2013 and 2012, (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain (Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings (Effective Portion)
Derivative Instrument	2013	2012	(Effective Portion)	2013	2012
Forward exchange contract	$0.6	$(0.1)	Cost of goods sold	$0.1	$0.1

There was no hedge ineffectiveness with respect to the forward exchange cash flow hedges during the three and six months ended June 30, 2013 and 2012.

HUBBELL INCORPORATED - Form 10 Q - 13

Back to Contents

Long-term Debt

The total carrying value of long-term debt as of June 30, 2013 and December 31, 2012 was $596.9 million and $596.7 million, respectively, net of unamortized discount. As of June 30, 2013 and December 31, 2012, the estimated fair value of the long-term debt was $651.3 million and $682.7 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the United Kingdom, Brazil and Australia. The Company also participates in joint ventures in Taiwan and Hong Kong, and maintains offices in Singapore, China, India, Mexico, South Korea and countries in the Middle East. The Company employs approximately 14,500 individuals worldwide.

The Company’s reporting segments consist of the Electrical segment (comprised of electrical systems products and lighting products) and the Power segment. Results for the three and six months ended June 30, 2013 are included under “Segment Results” within this Management’s Discussion and Analysis.

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

Price realization and productivity are key areas of focus for our company. Productivity programs impact virtually all functional areas within the Company by reducing or eliminating waste and improving processes. We continue to expand our efforts surrounding global product and component sourcing and supplier cost reduction programs. Value engineering efforts, product transfers and the use of lean process improvement techniques are expected to increase manufacturing efficiency. In addition, we continue to build upon the benefits of our enterprise resource planning system across all functions and have also implemented a sustainability program across the organization. Material costs are approximately two-thirds of our cost of goods sold therefore volatility in this area can significantly impact profitability. Our goal is to have sufficient pricing and productivity programs that offset material and other inflationary cost increases as well as pay for investments in key growth areas.

Results of Operations – Second Quarter of 2013 compared to the Second Quarter of 2012

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended June 30
	2013	% of Net sales	2012	% of Net sales
Net Sales	$801.3		$778.4
Cost of goods sold	529.3	66.1%	518.6	66.6%
Gross Profit	272.0	33.9%	259.8	33.4%
Selling & administrative expense	139.9	17.5%	135.3	17.4%
Operating income	132.1	16.5%	124.5	16.0%
Net income attributable to Hubbell	82.1	10.2%	77.5	10.0%
Earnings per share - diluted	$1.37		$1.29

Net Sales

Net sales of $801.3 million for the second quarter of 2013 increased 3% compared to the second quarter of 2012 due to completed acquisitions, higher organic volume and price realization partially offset by foreign currency translation. Acquisitions added three percentage points to net sales. Compared to the second quarter of 2012, higher organic volume and favorable price realization increased net sales in the second quarter of 2013 by approximately one percentage point and were mostly offset by the negative impacts of foreign currency translation.

HUBBELL INCORPORATED - Form 10 Q - 14

Back to Contents

Cost of Goods Sold

As a percentage of net sales, cost of goods sold decreased to 66.1% in the second quarter of 2013 compared to 66.6% in the second quarter of 2012 due to the impact of favorable product mix in the Power segment, price realization and productivity partially offset by cost increases.

Gross Profit

The consolidated gross profit margin in the second quarter of 2013 was 33.9% compared to 33.4% in the second quarter of 2012. The increase in gross profit margin was due to the impact of favorable product mix within the Power segment, price realization and productivity partially offset by cost increases, as described above.

Selling & Administrative Expenses (“S&A”)

S&A expenses in the second quarter of 2013 were $139.9 million compared to $135.3 million in the second quarter of 2012. The S&A increase of $4.6 million was primarily due to the S&A costs of the acquired businesses. As a percentage of net sales, S&A expenses increased slightly to 17.5% in the second quarter of 2013 compared to 17.4% in the second quarter of 2012 primarily due to higher wage and benefit costs.

Total Other Expense

Total other expense was $9.3 million in the second quarter of 2013 compared to $8.4 million in the second quarter of 2012. This $0.9 million increase was primarily due to higher net foreign currency transaction losses in the second quarter of 2013 compared to the second quarter of 2012.

Income Taxes

The effective tax rate in the second quarter of 2013 decreased to 32.4% from 32.8% in the second quarter of 2012. The decrease in the effective tax rate was primarily due to the application of certain tax provisions, including the research and development tax credit, that were part of the American Taxpayer Relief Act of 2012 ("2012 Relief Act"), which became law during the first quarter of 2013.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

For the reasons described above, net income attributable to Hubbell and earnings per diluted share each increased 6% in the second quarter of 2013 compared to the second quarter of 2012. The average number of diluted shares outstanding at the end of the second quarter of 2013 was slightly lower compared to the second quarter of 2012.

Segment Results

ELECTRICAL

	Three Months Ended June 30
(In millions)	2013	2012
Net sales	$564.5	$536.3
Operating income	$88.9	$81.2
Operating margin	15.7%	15.1%

Net sales in the Electrical segment increased 5% in the second quarter of 2013 compared with the second quarter of 2012. Increases in net sales were due to acquisitions and higher organic volume of three percentage points and two percentage points, respectively, compared to the second quarter of 2012. Price realization was offset by the unfavorable impact of foreign currency translation, each less than one percentage point in the second quarter of 2013 as compared to the second quarter of 2012.

Within the segment, electrical systems products net sales increased 4% in the second quarter of 2013 compared to the second quarter of 2012 due to acquisitions and price realization partially offset by lower organic volume. Net sales in the industrial market, primarily high voltage products, continued to be lower than the comparable period of 2012. These decreases were partially offset by higher net sales in the extractive industries sector in the second quarter of 2013 compared to the second quarter of 2012. Sales of lighting products increased 8% in the second quarter of 2013 compared to the second quarter 2012 due to strong organic volume growth in both the non-residential and residential market channels that continued to benefit from renovation projects.

Operating income in the second quarter of 2013 increased 9% to $88.9 million compared to the second quarter of 2012 and operating margin expanded by 60 basis points to 15.7%. Operating income and operating margin increased primarily due to price realization and lower material costs while productivity essentially offset cost increases.

POWER

	Three Months Ended June 30
(In millions)	2013	2012
Net sales	$236.8	$242.1
Operating income	$43.2	$43.3
Operating margin	18.2%	17.9%

HUBBELL INCORPORATED - Form 10 Q - 15

Back to Contents

Net sales in the Power segment decreased 2% in the second quarter of 2013 compared to the second quarter of 2012 due to lower organic volume partially offset by the acquisition that was completed in the fourth quarter of 2012. Organic volume decreased by four percentage points while the acquisition added two percentage points to net sales. Both distribution and transmission net sales declined in the current quarter compared to the same quarter in the prior year.

Operating income in the second quarter of 2013 of $43.2 million was essentially flat compared to the $43.3 million in the second quarter of 2012 while operating margin expanded by 30 basis points to 18.2%. The operating margin increase was primarily due to favorable product mix partially offset by facility consolidation costs of $2.4 million experienced in the second quarter of 2013. Productivity, including cost containment initiatives, was in excess of cost increases.

Results of Operations – Six Months Ended June 30, 2013 compared to the Six Months Ended June 30, 2012

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Six Months Ended June 30
	2013	% of Net sales	2012	% of Net sales
Net Sales	$1,541.4		$1,502.2
Cost of goods sold	1,033.1	67.0%	1,008.3	67.1%
Gross Profit	508.3	33.0%	493.9	32.9%
Selling & administrative expense	278.5	18.1%	267.7	17.8%
Operating income	229.8	14.9%	226.2	15.1%
Net income attributable to Hubbell	148.0	9.6%	140.7	9.4%
Earnings per share - diluted	$2.47		$2.34

Net Sales

Net sales of $1.5 billion for the first six months of 2013 increased 3% compared to the first six months of 2012 due to acquisitions. Compared to the first six months of 2012, unfavorable foreign currency translation was offset by favorable price realization and organic volume. Each of these impacted net sales by less than one percentage point.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold decreased to 67.0% for the first six months of 2013 compared to 67.1% for the first six months of 2012 due to the impact of productivity and price realization in excess of cost increases, including facility consolidation costs of $4.3 million.

Gross Profit

The consolidated gross profit margin was 33.0% in the first six months of 2013 compared to 32.9% in the first six months of 2012. The increase in gross profit margin was primarily due to the impact of productivity and price realization in excess of cost increases, including facility consolidation costs of $4.3 million, as described above.

Selling & Administrative Expenses

S&A expenses in the first six months of 2013 were $278.5 million compared to $267.7 million in the first six months of 2012. The S&A increase of $10.8 million was primarily due to the S&A costs of the acquired businesses. As a percentage of net sales, S&A expenses increased slightly to 18.1% in the first six months of 2013 compared to 17.8% in the first six months of 2012 due to the impact of higher wage and benefit costs.

Total Other Expense

Total other expense was $15.8 million in the first six months of 2013 compared to $15.5 million in the first six months of 2012. Net interest expense was slightly higher in the first six months of 2013 compared to the first six months of 2012.

Income Taxes

The effective tax rate in the first six months of 2013 decreased to 30.0% from 32.8% in the first six months of 2012. The decrease in the effective tax rate was due primarily to the retroactive application of certain tax provisions including the research and development tax credit that were part of the "2012 Relief Act" which became law during the first quarter of 2013. During the first six months of 2013, the Company recorded $6.3 million of benefit, of which $4.3 million related to the retroactive application of the 2012 Relief Act.

HUBBELL INCORPORATED - Form 10 Q - 16

Back to Contents

Net Income Attributable to Hubbell and Earnings Per Diluted Share

For the reasons described above, net income attributable to Hubbell and earnings per diluted share increased 5% and 6%, respectively, in the first six months of 2013 compared to the first six months of 2012. These increases are due to higher operating income and a lower effective tax rate. In addition, earnings per diluted share reflect a slight decrease in the average number of shares outstanding for the first six months of 2013 compared to the first six months of 2012.

Segment Results

ELECTRICAL

	Six Months Ended
	June 30
(In millions)	2013	2012
Net sales	$1,079.8	$1,041.4
Operating income	$150.5	$145.0
Operating margin	13.9%	13.9%

Net sales in the Electrical segment increased 4% in the first six months of 2013 compared with the first six months of 2012 due to acquisitions and price realization. Compared to the first six months of 2012, acquisitions and price realization added three and one percentage points, respectively, to net sales. In addition, increased organic volume was offset by the negative impacts of foreign currency translation, each less than one percentage point.

Within the segment, electrical systems products net sales increased 2% in the first six months of 2013 compared to the first six months of 2012 due to acquisitions and price realization partially offset by lower organic volume and unfavorable foreign currency translation. Net sales to industrial markets decreased, with high voltage products being significantly lower. Sales of lighting products increased 6% in the first six months of 2013 compared to 2012 due to higher sales in the residential, commercial and industrial markets as renovation project activity remained strong. Operating income in the first six months of 2013 increased 4% to $150.5 million compared to the first six months of 2012 while operating margin was flat at 13.9%. Operating income increased due to price realization, acquisitions and lower material costs partially offset by unfavorable product mix related to lower industrial sales. Productivity offset all other cost increases.

POWER

	Six Months Ended
	June 30
(In millions)	2013	2012
Net sales	$461.6	$460.8
Operating income	$79.3	$81.2
Operating margin	17.2%	17.6%

Net sales of $461.6 million in the Power segment were essentially flat in the first six months of 2013 compared to the first six months of 2012. The impact of last year's acquisition added two percentage points to net sales while organic volume decreased net sales by approximately one percentage point. Foreign currency translation reduced net sales by one percentage point. Both distribution and transmission net sales were lower than the strong first six months of 2012.

Operating income decreased 2% to $79.3 million and operating margin contracted 40 basis points to 17.2% in the first six months of 2013 compared to the first six months of 2012. The decrease in operating income and margin was due to facility consolidation costs of $4.3 million, higher material costs, unfavorable price realization and lower volume partially offset by favorable product mix.

Outlook

For 2013, we expect our overall net sales to increase by four to six percent compared to 2012, including three percentage points of growth from the four acquisitions completed in 2012 and the two completed during the first six months of 2013. The non-residential market is expected to grow in the low single digit range for the year. The utility market is expected to grow in the low single digit range as well, with distribution spending expected to be flat compared to 2012. We anticipate the investments in transmission related projects will continue at high levels but decline from the 2012 peak. The industrial market is expected to grow slightly due to increases in factory utilization. For the residential market, we anticipate double digit growth rates due to continued broad based strengthening in building activity for single and multi-family housing.

We plan to continue to work on productivity initiatives, including improved sourcing, product redesign and lean projects focused on both factory and back office efficiency. We anticipate cost increases from materials, including both commodities and purchased products, healthcare and other inflationary costs. We also expect to incur approximately $5 million of costs associated with facility consolidations during 2013. We plan to continue to invest in people and resources to support our growth initiatives. Overall we expect to expand operating margin by approximately 30 basis points in 2013 compared to 2012. Additionally, we expect our 2013 tax rate to be approximately 31.5% primarily due to the 2012 Relief Act which became law during the first quarter of 2013 partially offset by a higher mix of domestic income. We expect to increase our earnings in 2013 through higher sales, careful management of pricing relative to material costs and by continuing our productivity programs.

In 2013, we anticipate free cash flow (defined as cash flows from operations less capital expenditures) to approximate net income. Finally, with our strong financial position, we expect to continue to evaluate and pursue additional acquisitions to add to our portfolio.

HUBBELL INCORPORATED - Form 10 Q - 17

Back to Contents

Financial Condition, Liquidity and Capital Resources

CASH FLOW

	Six Months Ended
	June 30
(In millions)	2013	2012
Net cash provided by (used in):
Operating activities	$108.5	$104.6
Investing activities	(104.8)	(65.6)
Financing activities	(53.7)	(63.1)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(8.4)	(0.9)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(58.4)	$(25.0)

Cash provided by operating activities for the six months ended June 30, 2013 increased from the comparable period in 2012 primarily due to higher net income and lower pension contributions partially offset by a greater use of cash for working capital. Cash used for working capital was $90.2 million and $76.1 million for the six month periods ended June 30, 2013 and 2012, respectively. The increase in working capital is primarily due to higher accounts receivable driven by the timing of sales activities, partially offset by increased accounts payable and lower tax accruals due to the lower effective tax rate and higher tax payments in the first six months of 2013 compared to the first six months of 2012.

Investing activities used cash of $104.8 million in the first six months of 2013 compared to cash used of $65.6 million during the comparable period in 2012. This increase is primarily due to higher net acquisition investment and capital expenditures. Financing activities used cash of $53.7 million in the first six months of 2013 compared to $63.1 million of cash used during the comparable period of 2012 primarily as a result of lower spending on the repurchase of common shares partially offset by lower proceeds from the exercise of stock options and an increase in dividends paid.

Investments in the Business

Investments in our business include both expenditures required to maintain the operation of our equipment and facilities as well as cash outlays in support of our strategic initiatives. During the first six months of 2013, we used cash of $26 million for capital expenditures, an increase of $5 million from the comparable period of 2012.

During the first six months of 2013, the Company completed the acquisitions of CMC and Continental for $44.2 million and $37.5 million, respectively, net of cash received. The Company continues to assess opportunities to expand sales through acquisitions of businesses that fill product gaps or allow for expansion into new markets. See also Note 2 - Business Acquisitions in the Notes to Condensed Consolidated Financial Statements.

In September 2011, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. The Company has spent $6.5 million on the repurchase of common shares through June 30, 2013. As of June 30, 2013, $117.9 million remains authorized for future repurchases under this program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

Debt to Capital

At June 30, 2013, the Company had $596.9 million of senior long-term notes, net of unamortized discount. These long-term fixed-rate notes, with amounts of $300 million due in both 2018 and 2022, respectively, are callable with a make whole provision and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at June 30, 2013.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	June 30, 2013	December 31, 2012
Total Debt	$596.9	$596.7
Total Hubbell Shareholders' Equity	1,735.7	1,661.2
TOTAL CAPITAL	$2,332.6	$2,257.9
Debt to Total Capital	26%	26%
Cash and Investments	633.1	690.5
NET DEBT	$(36.2)	$(93.8)
Net Debt to Total Capital	(2%)	(4%)

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

The Company had $586.6 million of cash and cash equivalents at June 30, 2013, of which approximately 40% was held outside of the United States. Except for a portion of current earnings, the Company’s intent is to indefinitely reinvest all of its undistributed international earnings and cash within its international subsidiaries.

HUBBELL INCORPORATED - Form 10 Q - 18

Back to Contents

As of June 30, 2013, the Company’s $500 million revolving credit facility had not been drawn against. The credit facility, which serves as a backup to our commercial paper program, was scheduled to expire in October 2016. In March 2013, the facility was amended to extend the maturity date to March 2018. The interest rate applicable to borrowing under the credit agreement is generally either the prime rate or a surcharge over LIBOR. The single financial covenant in the $500 million credit facility, which the Company is in compliance with, requires that total debt not exceed 55% of total capitalization. Annual commitment fees to support availability under the credit facility are not material.

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

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first six months of 2013, there were no significant changes in our estimates and critical accounting policies.

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

HUBBELL INCORPORATED - Form 10 Q - 19

Back to Contents

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

ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the first six months of 2013. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED - Form 10 Q - 20

Back to Contents

PART II

OTHER INFORMATION

ITEM 1A.

Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In September 2011, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. Year to date, the Company has spent $6.5 million on the repurchase of common shares. As of June 30, 2013, approximately $117.9 million remains authorized for future repurchases under this program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

Period	Total Number of Class B Shares Purchased (000's)	Average Price Paid per Class B Share	Approximate Value of Shares that May Yet Be Purchased Under the Programs (in millions)
Balance as of March 31, 2013			$124.4
April 2013	-	$-	$124.4
May 2013	-	-	$124.4
June 2013	67	97.01	$117.9
TOTAL FOR THE QUARTER ENDED JUNE 30, 2013	67	$97.01

The Company did not repurchase any Class A Common Stock during the quarter ended, June 30, 2013.

HUBBELL INCORPORATED - Form 10 Q - 21

Back to Contents

ITEM 6.

Exhibits

EXHIBITS
Number	Description
3.1	Amended and Restated By-Laws of Hubbell Incorporated, as amended on May 7, 2013. Exhibit 3.1 of the registrant’s report on Form 8-K filed May 10, 2013, is incorporated by reference.
10.1 † *	Letter Agreement, dated as of August 2, 2012, between Hubbell Incorporated and An-Ping Hsieh.
10.2 †

Letter Agreement, dated as of February 15, 2013, between Hubbell Incorporated and Joseph A. Capozzoli. Exhibit 10.2 of the registrant’s report on Form 8-K filed April 19, 2013, is incorporated by reference.

10.3 † *	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and Stephen M. Mais.
10.4 †

Change in Control Severance Agreement, dated as of April 15, 2013, between Hubbell Incorporated and Joseph A. Capozzoli. Exhibit 10.1 of the registrant’s report on Form 8-K filed April 19, 2013, is incorporated by reference.

10.5 † *	Form of Restricted Stock Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated.
10.6 † *	Form of Stock Appreciation Rights Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated.
10.7 † *	Form of Performance Share Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated.
10.8 † *	Form of Restricted Stock Award Agreement for Directors under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated.
31.1*	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
* Filed herewith † This exhibit constitutes a management contract, compensatory plan, or arrangement

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 19, 2013	HUBBELL INCORPORATED

/s/ William R. Sperry	/s/ Joseph A. Capozzoli
William R. Sperry	Joseph A. Capozzoli
Senior Vice President and Chief Financial Officer	Vice President, Controller (Principal Accounting Officer)

HUBBELL INCORPORATED - Form 10 Q - 22