Form 10-Q
period 2013-09-30
HUBBELL INC
filed 2013-10-18
CIK 48898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ______

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

The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of October 14, 2013 were 7,167,506 and 51,941,438, respectively.

Index

PART I FINANCIAL INFORMATION	3
ITEM 1 Financial Statements	3
Condensed Consolidated Statement of Income (unaudited)	3
Condensed Consolidated Statement of Comprehensive Income (unaudited)	4
Condensed Consolidated Balance Sheet (unaudited)	5
Condensed Consolidated Statement of Cash Flows (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3 Quantitative and Qualitative Disclosures About Market Risk	21
ITEM 4 Controls and Procedures	21
PART II OTHER INFORMATION	22
ITEM 1A Risk Factors	22
ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds	22
ITEM 6 Exhibits	23

Back to Contents

PART I

FINANCIAL INFORMATION

ITEM 1

Financial Statements

Condensed Consolidated Statement of Income (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2013	2012	2013	2012
Net sales	$835.9	$789.7	$2,377.3	$2,291.9
Cost of goods sold	544.6	521.2	1,577.7	1,529.5
Gross profit	291.3	268.5	799.6	762.4
Selling & administrative expenses	139.7	133.4	418.2	401.1
Operating income	151.6	135.1	381.4	361.3
Interest expense, net	(7.4)	(7.2)	(22.0)	(21.5)
Other (expense) income, net	(0.9)	1.1	(2.1)	(0.1)
Total other expense	(8.3)	(6.1)	(24.1)	(21.6)
Income before income taxes	143.3	129.0	357.3	339.7
Provision for income taxes	46.1	41.4	110.3	110.5
Net income	97.2	87.6	247.0	229.2
Less: Net income attributable to noncontrolling interest	0.7	0.5	2.5	1.4
Net income attributable to Hubbell	$96.5	$87.1	$244.5	$227.8
Earnings per share
Basic	$1.63	$1.47	$4.12	$3.84
Diluted	$1.62	$1.45	$4.09	$3.80
Cash dividends per common share	$0.45	$0.41	$1.35	$1.23
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED - Form 10-Q 3

Back to Contents

Condensed Consolidated Statement of Comprehensive Income (unaudited)

	Three Months Ended September 30
(in millions)	2013	2012
Net income	$97.2	$87.6
Other comprehensive income:
Foreign currency translation adjustments	10.4	12.5
Amortization of pension and post retirement benefit plans’ prior service costs and net actuarial losses, net of taxes of $1.0 and $1.6	2.0	2.8
Unrealized loss on cash flow hedges, net of taxes of $0.2 and $0.2	(0.4)	(0.5)
Other comprehensive income	12.0	14.8
Total comprehensive income	109.2	102.4
Less: Comprehensive income attributable to noncontrolling interest	0.7	0.5
Comprehensive income attributable to Hubbell	$108.5	$101.9

	Nine Months Ended September 30
(in millions)	2013	2012
Net income	$247.0	$229.2
Other comprehensive (loss) income:
Foreign currency translation adjustments	(11.4)	8.9
Amortization of pension and post retirement benefit plans’ prior service costs and net actuarial losses, net of taxes $3.4 and $4.5	6.3	7.9
Unrealized loss on investments, net of taxes $0.2 and $0.1	(0.3)	(0.2)
Unrealized gain (loss) on cash flow hedges, net of taxes $0.0 and $0.3	0.1	(0.6)
Other comprehensive (loss) income	(5.3)	16.0
Total comprehensive income	241.7	245.2
Less: Comprehensive income attributable to noncontrolling interest	2.5	1.4
Comprehensive income attributable to Hubbell	$239.2	$243.8
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED - Form 10-Q 4

Back to Contents

Condensed Consolidated Balance Sheet (unaudited)

(in millions)	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$630.4	$645.0
Short-term investments	10.5	8.8
Accounts receivable, net	499.5	405.2
Inventories, net	401.9	341.7
Deferred taxes and other	54.0	55.5
Total Current Assets	1,596.3	1,456.2
Property, Plant, and Equipment, net	370.3	364.7
Other Assets
Investments	35.7	36.7
Goodwill	805.2	755.5
Intangible assets, net	292.8	288.1
Other long-term assets	40.9	45.8
TOTAL ASSETS	$3,141.2	$2,947.0
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$0.1	$-
Accounts payable	235.2	213.1
Accrued salaries, wages and employee benefits	68.8	75.4
Accrued insurance	46.0	39.6
Other accrued liabilities	134.5	119.3
Total Current Liabilities	484.6	447.4
Long-Term Debt	597.1	596.7
Other Non-Current Liabilities	255.6	235.0
TOTAL LIABILITIES	1,337.3	1,279.1
Total Hubbell Shareholders’ Equity	1,795.8	1,661.2
Noncontrolling interest	8.1	6.7
Total Equity	1,803.9	1,667.9
TOTAL LIABILITIES AND EQUITY	$3,141.2	$2,947.0
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED - Form 10-Q 5

Back to Contents

Condensed Consolidated Statement of Cash Flows (unaudited)

	Nine Months Ended September 30
(in millions)	2013	2012
Cash Flows from Operating Activities
Net income	$247.0	$229.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.5	49.2
Deferred income taxes	14.7	16.0
Stock-based compensation	8.4	8.0
Tax benefit on stock-based awards	(6.5)	(11.7)
Changes in assets and liabilities:
Increase in accounts receivable, net	(87.4)	(66.8)
Increase in inventories, net	(45.1)	(29.5)
Increase (decrease) in current liabilities	26.4	(1.7)
Changes in other assets and liabilities, net	14.9	22.1
Contribution to qualified defined benefit pension plans	(2.5)	(22.0)
Other, net	3.5	(0.8)
Net cash provided by operating activities	225.9	192.0
Cash Flows from Investing Activities
Capital expenditures	(40.4)	(31.3)
Acquisition of businesses, net of cash acquired	(96.5)	(53.0)
Return of escrow funds from acquisition	-	6.8
Purchases of available-for-sale investments	(8.4)	(2.7)
Proceeds from available-for-sale investments	7.6	11.4
Other, net	4.4	6.9
Net cash used in investing activities	(133.3)	(61.9)
Cash Flows from Financing Activities
Short-term debt borrowings (repayments), net	0.1	(2.7)
Payment of dividends	(79.9)	(71.3)
Payment of dividends to noncontrolling interest	(1.1)	(1.0)
Repurchase of common shares	(31.0)	(55.6)
Proceeds from exercise of stock options	1.5	21.4
Tax benefit on stock-based awards	6.5	11.7
Net cash used in financing activities	(103.9)	(97.5)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3.3)	3.4
(Decrease) Increase in cash and cash equivalents	(14.6)	36.0
Cash and cash equivalents
Beginning of period	645.0	569.6
End of period	$630.4	$605.6
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED - Form 10-Q 6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

In July 2013, the FASB amended its guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective and early adoption are also permitted. The Company does not anticipate the adoption of this amendment will have a material impact on its financial statements.

NOTE 2

Business Acquisitions

During the third quarter of 2013, the Company purchased all of the membership interests of Carmen Matthew, LLC (d/b/a “Norlux”), which specializes in the design and manufacture of custom light emitting diode (“LED”) solutions. Norlux was purchased for $14.9 million and has been added to the Electrical segment, resulting in the recognition of intangible assets of $4.3 million and goodwill of $8.1 million. The $4.3 million of intangible assets consists primarily of customer relationships and tradenames that will be amortized over a weighted average period of approximately 15 years. All of the goodwill associated with the Norlux acquisition is expected to be deductible for tax purposes.

During the second quarter of 2013, the Company purchased all of the outstanding common stock of Connector Manufacturing Company and Canadian Connector Corporation, collectively referred to as “CMC”, for $44.2 million, net of cash received. CMC manufactures and sells mechanical connectors and pole line hardware. This acquisition has been added to the Electrical segment and has resulted in the recognition of intangible assets of $6.0 million and goodwill of $25.9 million. The $6.0 million of intangible assets consists of tradenames and customer relationships that will be amortized over a weighted average period of approximately 19 years. None of the goodwill associated with the CMC acquisition is expected to be deductible for tax purposes.

HUBBELL INCORPORATED - Form 10-Q 7

Back to Contents

During the first quarter of 2013, the Company completed the acquisition of the majority of the net assets of Continental Industries, Inc. (“Continental”) for $37.4 million. Continental produces high quality exothermic welding and connector products. This acquisition has been added to the Electrical segment and has resulted in the recognition of intangible assets of $11.0 million and goodwill of $19.3 million. The $11.0 million of intangible assets consists primarily of customer relationships and tradenames that will be amortized over a weighted average period of approximately 20 years. All of the goodwill associated with the Continental acquisition is expected to be deductible for tax purposes.

All of these business acquisitions have been accounted for as business combinations and have resulted in the recognition of goodwill. The goodwill relates to a number of factors built into the purchase price, including the future earnings and cash flow potential of the businesses as well as the complementary strategic fit and resulting synergies they bring to the Company’s existing operations.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition related to these transactions:

Tangible assets acquired	$33.9
Intangible assets	21.3
Goodwill	53.3
Liabilities assumed	(12.0)
TOTAL CASH CONSIDERATION	$96.5

The Condensed Consolidated Financial Statements include the results of operations of Norlux, CMC and Continental from the date of acquisition. Net sales and earnings related to these acquisitions for the three and nine months ended September 30, 2013 were not significant to the consolidated results. Pro forma information related to these acquisitions has not been included because the impact to the Company’s consolidated results of operations was not material.

NOTE 3

Segment Information

The Company’s reporting segments consist of the Electrical segment and the Power segment. The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2013	2012	2013	2012	2013	2012
Three Months Ended September 30
Electrical	$597.6	$551.8	$104.5	$90.7	17.5%	16.4%
Power	238.3	237.9	47.1	44.4	19.8%	18.7%
TOTAL	$835.9	$789.7	$151.6	$135.1	18.1%	17.1%
Nine Months Ended September 30
Electrical	$1,677.4	$1,593.2	$255.0	$235.7	15.2%	14.8%
Power	699.9	698.7	126.4	125.6	18.1%	18.0%
TOTAL	$2,377.3	$2,291.9	$381.4	$361.3	16.0%	15.8%
NOTE 4

Inventories, net

Inventories, net are comprised of the following (in millions):

	September 30, 2013	December 31, 2012
Raw material	$127.4	$118.4
Work-in-process	94.5	81.8
Finished goods	268.7	226.5
	490.6	426.7
Excess of FIFO over LIFO cost basis	(88.7)	(85.0)
TOTAL	$401.9	$341.7

HUBBELL INCORPORATED - Form 10-Q 8

Back to Contents

NOTE 5

Goodwill and Intangible Assets, net

Changes in the carrying values of goodwill for the nine months ended September 30, 2013, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
BALANCE DECEMBER 31, 2012	$474.6	$280.9	$755.5
Acquisitions	53.3	-	53.3
Translation adjustments	(2.8)	(0.8)	(3.6)
BALANCE SEPTEMBER 30, 2013	$525.1	$280.1	$805.2

In 2013, the Company completed the acquisitions of Norlux, CMC and Continental within the Electrical segment for aggregate consideration of $96.5 million, net of cash received. These acquisitions have been accounted for as business combinations and have resulted in the recognition of $53.3 million of goodwill. See also Note 2 – Business Acquisitions.

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

The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheet is as follows (in millions):

	September 30, 2013		December 31, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$111.5	$(26.5)	$102.8	$(23.0)
Customer/agent relationships and other	223.0	(71.3)	212.7	(60.8)
TOTAL	334.5	(97.8)	315.5	(83.8)
Indefinite-lived:
Tradenames and other	56.1	-	56.4	-
TOTAL	$390.6	$(97.8)	$371.9	$(83.8)

Amortization expense associated with these definite-lived intangible assets was $14.6 million and $13.3 million for the nine months ended September 30, 2013 and 2012, respectively. Future amortization expense associated with these intangible assets is expected to be $4.9 million for the remainder of 2013, $18.9 million in 2014, $17.3 million in 2015, $16.6 million in 2016, $15.4 million in 2017 and $13.9 million in 2018.

HUBBELL INCORPORATED - Form 10-Q 9

Back to Contents

NOTE 6

Other Accrued Liabilities

Other accrued liabilities are comprised of the following, (in millions):

	September 30, 2013	December 31, 2012
Customer program incentives	$33.9	$34.7
Accrued income taxes	17.4	14.1
Deferred revenue	20.7	16.4
Other	62.5	54.1
TOTAL	$134.5	$119.3
NOTE 7

Total Equity

Total equity is comprised of the following (in millions, except per share amounts):

	September 30, 2013	December 31, 2012
Common stock, $.01 par value:
Class A - authorized 50.0 shares; issued and outstanding 7.2 and 7.2 shares	$0.1	$0.1
Class B - authorized 150.0 shares; issued and outstanding 51.9 and 52.1 shares	0.5	0.5
Additional paid-in-capital	39.5	64.0
Retained earnings	1,880.1	1,715.7
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(123.8)	(130.1)
Cumulative translation adjustment	(0.6)	10.8
Unrealized gain on investment, net of tax	0.4	0.7
Cash flow hedge loss, net of tax	(0.4)	(0.5)
Total Accumulated other comprehensive loss	(124.4)	(119.1)
Hubbell shareholders’ equity	1,795.8	1,661.2
Noncontrolling interest	8.1	6.7
TOTAL EQUITY	$1,803.9	$1,667.9

A summary of the changes in equity for the nine months ended September 30, 2013 and 2012 is provided below (in millions):

	Nine Months Ended September 30
	2013			2012
	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity
EQUITY, JANUARY 1,	$1,661.2	$6.7	$1,667.9	$1,467.8	$5.7	$1,473.5
Total comprehensive income	239.2	2.5	241.7	243.8	1.4	245.2
Stock-based compensation	7.8	-	7.8	7.7	-	7.7
Exercise of stock options	1.5	-	1.5	21.4	-	21.4
Income tax windfall from stock-based awards, net	6.5	-	6.5	11.3	-	11.3
Repurchase/surrender of common shares	(40.4)	-	(40.4)	(66.7)	-	(66.7)
Issuance of shares related to directors’ deferred compensation	0.1	-	0.1	0.2	-	0.2
Dividends to noncontrolling interest	-	(1.1)	(1.1)	-	(1.0)	(1.0)
Cash dividends declared	(80.1)	-	(80.1)	(73.0)	-	(73.0)
EQUITY, SEPTEMBER 30,	$1,795.8	$8.1	$1,803.9	$1,612.5	$6.1	$1,618.6

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statement of Comprehensive Income.

HUBBELL INCORPORATED - Form 10-Q 10

Back to Contents

NOTE 8

Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the nine months ended September 30, 2013 is provided below (in millions):

(Debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for-sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2012	$(0.5)	$0.7	$(130.1)	$10.8	$(119.1)
Other comprehensive income (loss) before reclassifications	0.3	(0.3)	-	(11.4)	(11.4)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	-	6.3	-	6.1
Current period other comprehensive income (loss)	0.1	(0.3)	6.3	(11.4)	(5.3)
BALANCE AT SEPTEMBER 30, 2013	$(0.4)	$0.4	$(123.8)	$(0.6)	$(124.4)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three and nine months ended September 30, 2013 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30	Nine Months Ended September 30		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$0.1	$0.2		Cost of goods sold
	0.1	0.2		Total before tax
	-	-		Tax (expense) benefit
	$0.1	$0.2		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.2	$0.6	(a)
Actuarial gains/(losses)	(3.2)	(10.3	)(a)
	(3.0)	(9.7)		Total before tax
	1.0	3.4		Tax benefit (expense)
	$(2.0)	$(6.3)		(Loss) gain net of tax
Losses reclassified into earnings	$(1.9)	$(6.1)		(Loss) gain net of tax
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

The following table sets forth the computation of earnings per share for the three and nine months ended September 30, 2013 and 2012 (in millions, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Numerator:
Net income attributable to Hubbell	$96.5	$87.1	$244.5	$227.8
Less: Earnings allocated to participating securities	0.3	0.3	0.8	0.8
Net income available to common shareholders	$96.2	$86.8	$243.7	$227.0
Denominator:
Average number of common shares outstanding	59.1	59.1	59.1	59.2
Potential dilutive shares	0.4	0.6	0.4	0.6
Average number of diluted shares outstanding	59.5	59.7	59.5	59.8
Earnings per share:
Basic	$1.63	$1.47	$4.12	$3.84
Diluted	$1.62	$1.45	$4.09	$3.80

The Company did not have any significant anti-dilutive securities during the three and nine months ended September 30, 2013 and 2012.

HUBBELL INCORPORATED - Form 10-Q 11

Back to Contents

NOTE 10

Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Three Months Ended September 30
Service cost	$4.8	$4.1	$-	$-
Interest cost	9.2	9.3	0.3	0.4
Expected return on plan assets	(11.8)	(10.1)	-	-
Amortization of prior service cost	-	-	(0.2)	-
Amortization of actuarial losses/(gains)	3.3	4.8	(0.1)	(0.3)
NET PERIODIC BENEFIT COST	$5.5	$8.1	$-	$0.1
Nine Months Ended September 30
Service cost	$12.8	$12.2	$-	$-
Interest cost	27.4	27.4	0.9	1.1
Expected return on plan assets	(35.1)	(30.0)	-	-
Amortization of prior service cost	0.1	0.1	(0.7)	-
Amortization of actuarial losses/(gains)	10.4	13.1	(0.1)	(0.8)
NET PERIODIC BENEFIT COST	$15.6	$22.8	$0.1	$0.3

Employer Contributions

The Company anticipates making required contributions of approximately $3.0 million to its foreign pension plans during 2013, of which $2.5 million has been contributed through September 30, 2013. The Company is not required under the Pension Protection Act of 2006 to make any contributions to its qualified domestic benefit pension plans during 2013.

NOTE 11

Guarantees

The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.

The Company records a liability equal to the fair value of guarantees in the Condensed Consolidated Balance Sheet in accordance with the accounting guidance for guarantees. As of September 30, 2013, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the nine months ended September 30, 2013 are set forth below (in millions):

BALANCE AT DECEMBER 31, 2012	$7.0
Provision	8.0
Expenditures/other	(8.1)
BALANCE AT SEPTEMBER 30, 2013	$6.9

HUBBELL INCORPORATED - Form 10-Q 12

Back to Contents

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

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2013 and December 31, 2012 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Total
September 30, 2013
Money market funds (a)	$381.2	$-	$381.2
Available for sale investments	39.1	-	39.1
Trading securities	7.1	-	7.1
Deferred compensation plan liabilities	(7.1)	-	(7.1)
Derivatives:
Forward exchange contracts	-	-	-
	$420.3	$-	$420.3

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Total
December 31, 2012
Money market funds (a)	$423.6	$-	$423.6
Available for sale investments	39.7	-	39.7
Trading securities	5.8	-	5.8
Deferred compensation plan liabilities	(5.8)	-	(5.8)
Derivatives:
Forward exchange contracts	-	(0.2)	(0.2)
	$463.3	$(0.2)	$463.1
(a) Money market funds are reflected in Cash and cash equivalents in the Condensed Consolidated Balance Sheet.

The methods and assumptions used to estimate the Level 2 fair values were as follows:

Forward exchange contracts – The fair value of forward exchange contracts were based on quoted forward foreign exchange prices at the reporting date.

During the three and nine months ended September 30, 2013 there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. During the nine months ended September 30, 2013 and as of December 31, 2012, the Company did not have any financial assets or liabilities that fell within the Level 3 hierarchy.

Investments

At September 30, 2013 and December 31, 2012, the Company had $39.1 million and $39.7 million, respectively, of municipal bonds classified as available-for-sale securities. The Company also had $7.1 million and $5.8 million of trading securities at September 30, 2013 and December 31, 2012, respectively. These investments are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During the nine months ended September 30, 2013 and 2012, the Company purchased $0.9 and $1.3 million, respectively, of trading securities related to these deferred compensation plans. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

HUBBELL INCORPORATED - Form 10-Q 13

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

The fair values of derivative instruments in the Condensed Consolidated Balance Sheet are as follows (in millions):

	Asset/(Liability) Derivatives
		Fair Value
Derivatives designated as hedges	Balance Sheet Location	September 30, 2013	December 31, 2012
Forward exchange contracts designated as cash flow hedges	Other accrued liabilities	$(0.1)	$(0.2)
Forward exchange contracts designated as cash flow hedges	Deferred taxes and other	0.1	-
		$-	$(0.2)

Forward exchange contracts

In 2013 and 2012, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases by one of its Canadian subsidiaries. As of September 30, 2013, the Company had 18 individual forward exchange contracts for a notional $1.0 million each, which have various expiration dates through September 2014. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

Interest rate locks

Prior to the issuance of long-term notes in 2010 and 2008, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2010 interest rate lock resulted in a $1.6 million loss while the 2008 interest rate lock resulted in a $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. The amortization associated with these interest rate locks is reclassified from Accumulated other comprehensive loss to Interest expense, net in the Condensed Consolidated Statement of Income. The amortization reclassification for the three and nine months ended September 30, 2013 and 2012 was not material. As of both September 30, 2013 and December 31, 2012 there was $0.4 million of net unamortized losses reflected in accumulated other comprehensive loss.

The following table summarizes the results of cash flow hedging relationships for the three months ended September 30, 2013 and 2012 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings (Effective Portion)
Derivative Instrument	2013	2012	(Effective Portion)	2013	2012
Forward exchange contract	$(0.3)	$(0.5)	Cost of goods sold	$0.1	$(0.1)

The following table summarizes the results of cash flow hedging relationships for the nine months ended September 30, 2013 and 2012, (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings (Effective Portion)
Derivative Instrument	2013	2012	(Effective Portion)	2013	2012
Forward exchange contract	$0.3	$(0.6)	Cost of goods sold	$0.2	$-

There was no hedge ineffectiveness with respect to the forward exchange cash flow hedges during the three and nine months ended September 30, 2013 and 2012.

Long-term Debt

The total carrying value of long-term debt as of September 30, 2013 and December 31, 2012 was $597.1 million and $596.7 million, respectively, net of unamortized discount. As of September 30, 2013 and December 31, 2012, the estimated fair value of the long-term debt was $640.2 million and $682.7 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

HUBBELL INCORPORATED - Form 10-Q 14

Back to Contents

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the United Kingdom, Brazil and Australia. The Company also participates in joint ventures in Taiwan and Hong Kong, and maintains offices in Singapore, China, India, Mexico, South Korea and countries in the Middle East. The Company employs approximately 14,600 individuals worldwide.

The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for the three and nine months ended September 30, 2013 are included under “Segment Results” within this Management’s Discussion and Analysis.

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

Price realization and delivering productivity improvements are key areas of focus for our company. Productivity programs impact virtually all functional areas within the Company by reducing or eliminating waste and improving processes. We continue to expand our efforts surrounding global product and component sourcing and supplier cost reduction programs. Value engineering efforts, product transfers and the use of lean process improvement techniques are expected to continue to increase manufacturing efficiency. In addition, we continue to build upon the benefits of our enterprise resource planning system across all functions and have also implemented a sustainability program across the organization. Material costs are approximately two-thirds of our cost of goods sold therefore volatility in this area can significantly impact profitability. Our goal is to have sufficient benefit from pricing and productivity programs to offset material and other inflationary cost increases as well as pay for investments in key growth areas.

Results of Operations – Third Quarter of 2013 compared to the Third Quarter of 2012

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended September 30
	2013	% of Net sales	2012	% of Net sales
Net sales	$835.9		$789.7
Cost of goods sold	544.6	65.2%	521.2	66.0%
Gross profit	291.3	34.8%	268.5	34.0%
Selling & administrative expense	139.7	16.7%	133.4	16.9%
Operating income	151.6	18.1%	135.1	17.1%
Net income attributable to Hubbell	96.5	11.5%	87.1	11.0%
Earnings per share - diluted	$1.62		$1.45

Net Sales

Net sales of $835.9 million for the third quarter of 2013 increased 6% compared to the third quarter of 2012 due to completed acquisitions and higher organic volume partially offset by foreign currency translation. Acquisitions added five percentage points to net sales. Compared to the third quarter of 2012, higher organic volume increased net sales in the third quarter of 2013 by two percentage points while the negative impacts of foreign currency translation reduced net sales by approximately one percentage point.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold decreased to 65.2% in the third quarter of 2013 compared to 66.0% in the third quarter of 2012 due to the impact of realized productivity and lower material costs partially offset by other cost increases.

Gross Profit

The consolidated gross profit margin in the third quarter of 2013 was 34.8% compared to 34.0% in the third quarter of 2012. The increase in gross profit margin was due to the impact of realized productivity and lower material costs partially offset by other cost increases, as described above.

HUBBELL INCORPORATED - Form 10-Q 15

Back to Contents

Selling & Administrative Expenses (“S&A”)

S&A expenses in the third quarter of 2013 were $139.7 million compared to $133.4 million in the third quarter of 2012. The S&A increase of $6.3 million was almost entirely due to the S&A costs of the acquired businesses. As a percentage of net sales, S&A expenses decreased to 16.7% in the third quarter of 2013 compared to 16.9% in the third quarter of 2012 due to volume leverage.

Total Other Expense

Total other expense was $8.3 million in the third quarter of 2013 compared to $6.1 million in the third quarter of 2012. This $2.2 million increase was primarily due to net foreign currency transaction losses experienced in the third quarter of 2013 as compared to net foreign currency transaction gains experienced in the third quarter of 2012.

Income Taxes

The effective tax rate in the third quarter of 2013 increased slightly to 32.2% from 32.1% in the third quarter of 2012. The increase in the effective tax rate was primarily due to lower discrete benefits experienced in the third quarter of 2013 as compared to the similar three month period in the prior year, partially offset by the favorable application of certain tax provisions, including the research and development tax credit that were part of the American Taxpayer Relief Act of 2012 (“2012 Relief Act”), which became law during the first quarter of 2013.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

For the reasons described above, net income attributable to Hubbell and earnings per diluted share increased 11% and 12%, respectively, in the third quarter of 2013 as compared to the third quarter of 2012. The average number of diluted shares outstanding at the end of the third quarter of 2013 was lower by approximately 0.2 million shares as compared to the third quarter of 2012.

Segment Results

ELECTRICAL

	Three Months Ended September 30
(In millions)	2013	2012
Net sales	$597.6	$551.8
Operating income	$104.5	$90.7
Operating margin	17.5%	16.4%

Net sales in the Electrical segment increased 8% in the third quarter of 2013 compared with the third quarter of 2012. Acquisitions and higher organic sales volume increased net sales by approximately five and three percentage points, respectively, compared to the third quarter of 2012. Price realization was offset by the unfavorable impacts of foreign currency translation, each less than one percentage point in the third quarter of 2013 as compared to the third quarter of 2012.

Within the segment, electrical systems products net sales increased 9% in the third quarter of 2013 compared to the third quarter of 2012 due to acquisitions and higher organic volume. Net sales within the industrial market were mixed, with growth in sales of high voltage products. Sales of lighting products increased 7% in the third quarter of 2013 compared to the third quarter 2012 due to organic volume growth in the non-residential market, which continued to benefit from increased relight and retrofit renovation project demand, and strong growth in the residential market, as well as the impact of the Norlux acquisition.

Operating income in the third quarter of 2013 increased 15% to $104.5 million compared to the third quarter of 2012 and operating margin expanded by 110 basis points to 17.5%. Operating income increased primarily due to realized productivity, higher sales volume and lower material costs, partially offset by other cost increases. Operating margin increased primarily due to realized productivity, lower material costs and operating efficiencies realized from higher volume throughput, partially offset by other cost increases. Acquisitions increased operating income but decreased operating margin slightly.

POWER

	Three Months Ended September 30
(In millions)	2013	2012
Net sales	$238.3	$237.9
Operating income	$47.1	$44.4
Operating margin	19.8%	18.7%

Net sales in the Power segment were essentially flat in the third quarter of 2013 compared to the third quarter of 2012. Higher acquisition sales were almost entirely offset by lower organic sales volumes, the unfavorable impact of foreign currency translation and negative price realization. The acquisition added two percentage points to net sales. Organic volume decreased sales by one percentage point while foreign currency and price realization combined were one percentage point lower. Both distribution and transmission net sales declined in the current quarter compared to the same quarter in the prior year.

HUBBELL INCORPORATED - Form 10-Q 16

Back to Contents

Operating income in the third quarter of 2013 increased 6% to $47.1 million compared to the third quarter of 2012 and operating margin expanded by 110 basis points to 19.8%. The increase in operating income and operating margin was primarily due to realized productivity in excess of other cost increases and favorable product mix, partially offset by lower volume and negative price realization.

Results of Operations – Nine Months Ended September 30, 2013 compared to the Nine Months Ended September 30, 2012

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Nine Months Ended September 30
	2013	% of Net sales	2012	% of Net sales
Net sales	$2,377.3		$2,291.9
Cost of goods sold	1,577.7	66.4%	1,529.5	66.7%
Gross profit	799.6	33.6%	762.4	33.3%
Selling & administrative expense	418.2	17.6%	401.1	17.5%
Operating income	381.4	16.0%	361.3	15.8%
Net income attributable to Hubbell	244.5	10.3%	227.8	9.9%
Earnings per share - diluted	$4.09		$3.80

Net Sales

Net sales of $2.4 billion for the first nine months of 2013 increased 4% compared to the first nine months of 2012 primarily due to acquisitions. Compared to the first nine months of 2012, favorable organic volume and price realization were partially offset by unfavorable foreign currency translation. Each of these impacted net sales by less than one percentage point.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold decreased to 66.4% for the first nine months of 2013 compared to 66.7% for the first nine months of 2012 due to the impact of realized productivity and price realization, partially offset by other cost increases, including facility consolidation costs of $4.6 million.

Gross Profit

The consolidated gross profit margin was 33.6% in the first nine months of 2013 compared to 33.3% in the first nine months of 2012. The increase in gross profit margin was primarily due to the impact of productivity and price realization, partially offset by other cost increases, including facility consolidation costs of $4.6 million, as described above.

Selling & Administrative Expenses

S&A expenses in the first nine months of 2013 were $418.2 million compared to $401.1 million in the first nine months of 2012. The S&A increase of $17.1 million was primarily due to the S&A costs of the acquired businesses. As a percentage of net sales, S&A expenses increased slightly to 17.6% in the first nine months of 2013 compared to 17.5% in the first nine months of 2012.

Total Other Expense

Total other expense was $24.1 million in the first nine months of 2013 compared to $21.6 million in the first nine months of 2012. This $2.5 million increase was primarily due to net foreign currency transaction losses experienced in the first nine months of 2013 as compared to foreign currency gains experienced in the first nine months of 2012. In addition, net interest expense was slightly higher in the first nine months of 2013 compared to the first nine months of 2012.

Income Taxes

The effective tax rate in the first nine months of 2013 decreased to 30.9% from 32.5% in the first nine months of 2012. The decrease in the effective tax rate was due primarily to the retroactive application of certain tax provisions including the research and development tax credit that were part of the 2012 Relief Act which became law during the first quarter of 2013. During the first nine months of 2013, the Company recorded $6.9 million of benefit, of which $4.3 million related to the retroactive application of the 2012 Relief Act. In addition, discrete benefits experienced in the nine month period of 2013 were lower than the discrete benefits experienced during the comparable nine month period in the prior year.

HUBBELL INCORPORATED - Form 10-Q 17

Back to Contents

Net Income Attributable to Hubbell and Earnings Per Diluted Share

For the reasons described above, net income attributable to Hubbell and earnings per diluted share increased 7% and 8%, respectively, in the first nine months of 2013 as compared to the first nine months of 2012. In addition, earnings per diluted share reflect a decrease of 0.3 million in the average number of shares outstanding for the first nine months of 2013 compared to the first nine months of 2012.

Segment Results

ELECTRICAL

	Nine Months Ended September 30
(In millions)	2013	2012
Net sales	$1,677.4	$1,593.2
Operating income	$255.0	$235.7
Operating margin	15.2%	14.8%

Net sales in the Electrical segment increased 5% in the first nine months of 2013 compared with the first nine months of 2012 due to acquisitions and higher organic volume. Compared to the first nine months of 2012, acquisitions and organic volume added four and one percentage points, respectively, to net sales. In addition, price realization was offset by the negative impacts of foreign currency translation, each less than one percentage point.

Within the segment, electrical systems products net sales increased 5% in the first nine months of 2013 compared to the first nine months of 2012 due to acquisitions, partially offset by unfavorable foreign currency translation. Higher net sales of electrical systems products to the construction and extractive industries sectors were essentially offset by lower sales to the industrial markets, particularly driven by lower sales of high voltage products. Sales of lighting products increased 6% in the first nine months of 2013 compared to 2012 due to higher sales in the residential markets and continued strength in renovation project activity in the commercial and industrial markets.

Operating income in the first nine months of 2013 increased 8% to $255.0 million compared to the first nine months of 2012 while operating margin expanded by 40 basis points to 15.2%. Operating income increased due to acquisitions, higher volume, favorable price realization and lower material costs partially offset by unfavorable product mix related to lower industrial sales. Productivity was slightly higher than all other cost increases. Operating margin increased primarily due to favorable price realization and lower material costs.

POWER

	Nine Months Ended September 30
(In millions)	2013	2012
Net sales	$699.9	$698.7
Operating income	$126.4	$125.6
Operating margin	18.1%	18.0%

Net sales of $699.9 million in the Power segment were essentially flat in the first nine months of 2013 as compared to the first nine months of 2012. The impact of last year’s acquisition added two percentage points to net sales, while lower organic volume and foreign currency translation each decreased net sales by approximately one percentage point. Both distribution and transmission net sales were lower than the first nine months of 2012.

Operating income increased 1% to $126.4 million and operating margin expanded by 10 basis points to 18.1% in the first nine months of 2013 compared to the first nine months of 2012. The impact of favorable product mix was almost entirely offset by lower organic volume and negative price realization. Other cost increases, including $4.6 million of facility consolidation costs, were essentially offset by realized productivity.

Outlook

For 2013, we expect our overall net sales to increase by approximately five percent compared to 2012, including three percentage points of growth from the four acquisitions completed in 2012 and the three completed during the first nine months of 2013. The non-residential market continues to benefit from increased demand due to renovation and relight projects while new construction remains slow. The utility market continues to experience weak demand driven by lower consumption of electricity and delays in transmission project spending. The industrial market remains mixed with slight growth in factory utilization. For the residential market, we anticipate double digit growth rates due to continued broad based strengthening in building activity for single and multi-family housing.

We plan to continue to work on productivity initiatives, including improved sourcing, product redesign and lean projects focused on both factory and back office efficiency. We expect to incur approximately $6 million of costs associated with facility consolidations during 2013. We plan to continue to invest in people and resources to support our growth initiatives. Overall we expect to expand operating margin by approximately 40 basis points in 2013 compared to 2012. Additionally, we expect our 2013 tax rate to be approximately 31.2% primarily due to the 2012 Relief Act which became law during the first quarter of 2013 partially offset by a higher mix of domestic income. We expect to increase our earnings in 2013 through higher sales, careful management of pricing relative to material costs and by continuing our productivity programs.

In 2013, we anticipate free cash flow (defined as cash flows from operations less capital expenditures) to approximate net income. Finally, with our strong financial position, we expect to continue to evaluate and pursue additional acquisitions to add to our portfolio.

In 2014, we anticipate modest sales growth given the recent third party forecasts for our end market and some weakness in the global markets. We expect to expand operating margins through higher sales, management of pricing relative to cost increases and by continuing our productivity programs.

HUBBELL INCORPORATED - Form 10-Q 18

Back to Contents

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Nine Months Ended September 30
(In millions)	2013	2012
Net cash provided by (used in):
Operating activities	$225.9	$192.0
Investing activities	(133.3)	(61.9)
Financing activities	(103.9)	(97.5)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3.3)	3.4
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(14.6)	$36.0

Cash provided by operating activities for the nine months ended September 30, 2013 increased from the comparable period in 2012 primarily due to higher net income and lower pension contributions partially offset by a greater use of cash for working capital. Cash used for working capital was $106.1 million and $98.0 million for the nine month periods ended September 30, 2013 and 2012, respectively. The increase in working capital is primarily due to higher accounts receivable driven by the timing of collections during the nine months of 2013 compared to the first nine months of 2012.

Investing activities used cash of $133.3 million in the first nine months of 2013 compared to cash used of $61.9 million during the comparable period in 2012. This increase is primarily due to higher net acquisition investments, capital expenditures and net purchases of available for sale investments. Financing activities used cash of $103.9 million in the first nine months of 2013 compared to $97.5 million of cash used during the comparable period of 2012 primarily as a result of lower spending on the repurchase of common shares partially offset by lower proceeds from the exercise of stock options and an increase in dividends paid.

Investments in the Business

Investments in our business include both expenditures required to maintain the operation of our equipment and facilities as well as cash outlays in support of our strategic initiatives. During the first nine months of 2013, we used cash of $40.4 million for capital expenditures, an increase of $9.1 million from the comparable period of 2012.

During the first nine months of 2013, the Company completed the acquisitions of Norlux, CMC and Continental for $96.5 million, net of cash received. The Company continues to assess opportunities to expand sales through acquisitions of businesses that fill product gaps or allow for expansion into new markets. See also Note 2 - Business Acquisitions in the Notes to Condensed Consolidated Financial Statements.

In September 2011, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. Year to date, the Company has spent $31.0 million on the repurchase of common shares. As of September 30, 2013, $93.4 million remains authorized for future repurchases under this program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

Debt to Capital

At September 30, 2013, the Company had $597.1 million of senior long-term notes, net of unamortized discount. These long-term fixed-rate notes, with amounts of $300 million due in both 2018 and 2022, respectively, are callable with a make whole provision and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at September 30, 2013.

The Company had $0.1 million of short term debt outstanding at September 30, 2013. This short term debt represents borrowings under an existing line of credit used to support its operations in China.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	September 30, 2013	December 31, 2012
Total Debt	$597.2	$596.7
Total Hubbell Shareholders’ Equity	1,795.8	1,661.2
TOTAL CAPITAL	$2,393.0	$2,257.9
Debt to Total Capital	25%	26%
Cash and Investments	676.6	690.5
NET DEBT	$(79.4)	$(93.8)
Net Debt to Total Capital	(3%)	(4%)

HUBBELL INCORPORATED - Form 10-Q 19

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

The Company had $630.4 million of cash and cash equivalents at September 30, 2013, of which approximately 44% was held outside of the United States. Except for a portion of current earnings, the Company’s intent is to indefinitely reinvest all of its undistributed international earnings and cash internationally.

As of September 30, 2013, the Company’s $500 million revolving credit facility had not been drawn against. The credit facility, which serves as a backup to our commercial paper program, was scheduled to expire in October 2016. In March 2013, the facility was amended to extend the maturity date to March 2018. The interest rate applicable to borrowing under the credit agreement is generally either the prime rate or a surcharge over LIBOR. The single financial covenant in the $500 million credit facility, which the Company is in compliance with, requires that total debt not exceed 55% of total capitalization. Annual commitment fees to support availability under the credit facility are not material.

In October 2013, the Company's Board of Directors approved an increase in the common stock dividend rate from $0.45 to $0.50 per share per quarter. The increased quarterly dividend payment will commence with the December 13, 2013 dividend payment made to shareholders of record on November 29, 2013.

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

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first nine months of 2013, there were no significant changes in our estimates and critical accounting policies.

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

HUBBELL INCORPORATED - Form 10-Q 20

Back to Contents

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

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the first nine months of 2013. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED - Form 10-Q 21

Back to Contents

PART II

OTHER INFORMATION

ITEM 1A

Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In September 2011, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. Year to date, the Company has spent $31.0 million on the repurchase of common shares. As of September 30, 2013, approximately $93.4 million remains authorized for future repurchases under this program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

Period	Total Number of Class B Shares Purchased (000’s)	Average Price Paid per Class B Share		Approximate Value of Shares that May Yet Be Purchased Under the Programs (in millions)
BALANCE AS OF JUNE 30, 2013				$117.9
July 2013	-	$-		$117.9
August 2013	-	-		$117.9
September 2013	240	102.18		$93.4
TOTAL FOR THE QUARTER ENDED SEPTEMBER 30, 2013	240	$102.18	$

The Company has not repurchased any Class A Common Stock during the nine months ended, September 30, 2013.

HUBBELL INCORPORATED - Form 10-Q 22

Back to Contents

ITEM 6

Exhibits

EXHIBITS

Number	Description
10.1 *

Amendment No. 1, dated as of March 7, 2013, to Credit Agreement by and among Hubbell Incorporated, Hubbell Cayman Limited, Hubbell Investments Limited, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto.

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

Date: October 18, 2013

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Joseph A. Capozzoli
	William R. Sperry		Joseph A. Capozzoli
	Senior Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)

HUBBELL INCORPORATED - Form 10-Q 23