Form 10-K
period 2013-12-31
HUBBELL INC
filed 2014-02-18
CIK 48898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-2958

HUBBELL INCORPORATED

(Exact name of registrant as specified in its charter)

STATE OF CONNECTICUT	06-0397030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
40 Waterview Drive, Shelton, CT	06484
(Address of principal executive offices)	(Zip Code)
(475) 882-4000
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each Class	Name of Exchange on which Registered
Class A Common — $.01 par value (20 votes per share)	New York Stock Exchange
Class B Common — $.01 par value (1 vote per share)	New York Stock Exchange
Series A Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange
Series B Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE

Indicate by check mark	Yes	No
•	if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
•	if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
•	if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
•	whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
•	if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
•	whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Non-accelerated filer
Large accelerated filer	Accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013 was $5,348,026,071*. The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of February 11, 2014 was 7,167,506 and 52,060,200 respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of shareholders scheduled to be held on May 6, 2014, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.

*Calculated by excluding all shares held by Executive Officers and Directors of registrant and the Louie E. Roche Trust, the Harvey Hubbell Trust, the Harvey Hubbell Foundation and the registrant’s pension plans, without conceding that all such persons or entities are “affiliates” of registrant for purpose of the Federal Securities Laws.

HUBBELL INCORPORATED - Form 10-K	2

Back to contents
PART I

ITEM 1	Business

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

The Company’s reporting segments consist of the Electrical segment (comprised of electrical systems products and lighting products) and the Power segment, as described below. See also Item 7. Management’s Discussion and Analysis – “Executive Overview of the Business”, and “Results of Operations” as well as Note 20 – Industry Segments and Geographic Area Information in the Notes to Consolidated Financial Statements.

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

Electrical Segment

The Electrical segment (71%, 69% and 70% of consolidated revenues in 2013, 2012 and 2011, respectively) is comprised of businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, connector and grounding products, lighting fixtures and controls, as well as other electrical equipment. The products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians and telecommunications companies. In addition, certain businesses design and manufacture a variety of high voltage test and measurement equipment, industrial controls and communication systems used in the non-residential and industrial markets. Many of these products are designed such that they can also be used in harsh and hazardous locations where a potential for fire and explosion exists due to the presence of flammable gasses and vapors. Harsh and hazardous products are primarily used in the oil and gas (onshore and offshore) and mining industries. There are also a variety of lighting fixtures, wiring devices and electrical products that have residential and utility applications.

These products are primarily sold through electrical and industrial distributors, home centers, retail and hardware outlets, lighting showrooms and residential product oriented internet sites. Special application products are sold primarily through wholesale distributors to contractors, industrial customers and original equipment manufacturers (“OEMs”). High voltage products are sold primarily by direct sales to customers through our sales engineers. Hubbell maintains a sales and marketing organization to assist potential users with the application of certain products to their specific requirements, and with architects, engineers, industrial designers, OEMs and electrical contractors for the design of electrical systems to meet the specific requirements of industrial, non-residential and residential users. Hubbell is also represented by independent manufacturers’ sales agents for many of its product offerings.

Hubbell Electrical Systems

Hubbell designs, manufactures and sells thousands of wiring and electrical products which are supplied principally to industrial, non-residential and residential customers. These products include items such as:

•	Cable reels	•	Wiring devices & accessories	•	Junction boxes, plugs & receptacles
•	Cable glands & fittings	•	Switches & dimmers	•	Datacom connectivity & enclosures
•	Connectors & tooling	•	Pin & sleeve devices	•	Speciality communications equipment
•	Floor boxes	•	Electrical motor controls	•	High voltage test systems
•	Ground fault devices	•	Steel & plastic enclosures	•	Mining communication & controls

These wiring and electrical products are sold under various brands and/or trademarks, including:

•	Hubbell®	•	Bell®	•	Victor™
•	Kellems®	•	TayMac®	•	GAI-Tronics®
•	Bryant®	•	Wiegmann®	•	Gleason Reel®
•	Burndy®	•	Killark®	•	Haefely®
•	CMC®	•	Hawke™	•	Hipotronics®
•	Raco®	•	Chalmit™	•	Austdac™

HUBBELL INCORPORATED - Form 10-K	3

Back to Contents

Lighting Products

Hubbell manufactures and sells lighting fixtures and controls for indoor and outdoor applications. The markets served include non-residential and residential. For the non-residential market the Company typically targets products that would be considered specification grade. A fast growing trend within the lighting industry is the adoption of light emitting diode (“LED”) technology as the light source. LED technology is both energy efficient and long–lived and as a result offers customers the economic benefits of lower energy and maintenance costs. The Company has a broad array of LED-luminaire products within its portfolio and the majority of new product development efforts are oriented towards expanding those offerings. Examples of these lighting products or applications include:

•	Canopy lights	•	Parking lot/parking garage fixtures	•	Decorative landscape fixtures
•	Emergency lighting/exit signs	•	Bollards	•	Fluorescent fixtures
•	Floodlights & poles	•	Bath/vanity fixtures & fans	•	Ceiling fans
•	Recessed, surface mounted & track fixtures	•	Chandeliers & sconces	•	Site & area lighting
•	LED components	•	Athletic & recreational field fixtures	•	Occupancy, dimming & daylight harvesting sensors

These lighting products are sold under various brands and/or trademarks, including:

•	Kim Lighting®	•	Security Lighting Systems™	•	Spaulding Lighting™
•	Sportsliter Solutions™	•	Columbia Lighting®	•	Alera Lighting®
•	Kurt Versen	•	Prescolite®	•	Dual-Lite®
•	Beacon Products	•	Precision-Paragon [P2]	•	Progress Lighting®
•	Architectural Area Lighting	•	Hubbell Building Automation	•	Hubbell Outdoor Lighting

Power Segment

The Power segment (29%, 31% and 30% of consolidated revenues in 2013, 2012 and 2011, respectively) consists of operations that design and manufacture various distribution, transmission, substation and telecommunications products primarily used by the electrical utility industry. In addition, certain of these products are used in the civil construction and transportation industries. Products are sold to distributors and directly to users such as electric utilities, telecommunication companies, pipeline and mining operations, industrial firms, construction and engineering firms. While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a substantial decrease in purchases by electrical utilities would affect this segment.

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

As a percentage of total net sales, shipments from foreign operations directly to third parties were 16% in 2013 and 17% in both 2012 and 2011, with the Canada, UK and Brazil operations representing approximately 30%, 24% and 12%, respectively, of 2013 international net sales. See also Note 20-Industry Segments and Geographic Area Information in the Notes to Consolidated Financial Statements and Item 1A. Risk Factors relating to manufacturing in and sourcing from foreign countries.

HUBBELL INCORPORATED - Form 10-K	4

Back to Contents

Raw Materials

Raw materials used in the manufacture of Hubbell products primarily include steel, aluminum, brass, copper, bronze, plastics, phenolics, zinc, nickel, elastomers and petrochemicals. Hubbell also purchases certain electrical and electronic components, including solenoids, lighting ballasts, printed circuit boards, integrated circuit chips and cord sets, from a number of suppliers. Hubbell is not materially dependent upon any one supplier for raw materials used in the manufacture of its products and equipment, and at the present time, raw materials and components essential to its operation are in adequate supply. However, some of these principal raw materials are sourced from a limited number of suppliers. See also Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Patents

Hubbell has approximately 1,580 active United States and foreign patents covering many of its products, which expire at various times. While Hubbell deems these patents to be of value, it does not consider its business to be dependent upon patent protection. Hubbell also licenses products under patents owned by others, as necessary, and grants licenses under certain of its patents.

Working Capital

Inventory, accounts receivable and accounts payable levels, payment terms and, where applicable, return policies are in accordance with the general practices of the electrical products industry and standard business procedures. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Backlog

Substantially all of the backlog existing at December 31, 2013 is expected to be shipped to customers in 2014. Backlog of orders believed to be firm at December 31, 2013 was approximately $295.4 million compared to $290.5 million at December 31, 2012. Although this backlog is important, the majority of Hubbell’s revenues result from sales of inventoried products or products that have short periods of manufacture.

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

Research and Development

Research and development expenditures represent costs to discover and/or apply new knowledge in developing a new product or process, or in bringing about significant improvement in an existing product or process. Research and development expenses are recorded as a component of Cost of goods sold. Expenses for research and development were approximately 2% of Cost of goods sold for each of the years 2013, 2012 and 2011.

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

Employees

As of December 31, 2013, Hubbell had approximately 14,300 salaried and hourly employees of which approximately 7,800 of these employees, or 55%, are located in the United States. Approximately 2,200 of these U.S. employees are represented by 17 labor unions. Hubbell considers its labor relations to be satisfactory.

HUBBELL INCORPORATED - Form 10-K	5

Back to Contents

Executive Officers of the Registrant

Name	Age(1)	Present Position	Business Experience
David G. Nord	56	President and Chief Executive Officer	Chief Executive Officer since January 1, 2013; President since June 6, 2012; Chief Operating Officer June 6, 2012 to December 31, 2012; Senior Vice President and Chief Financial Officer September 19, 2005 to June 6, 2012; previously Chief Financial Officer of Hamilton Sundstrand Corporation, a United Technologies company, April 2003 to September 2005, and Vice President, Controller of United Technologies Corporation October 2000 to March 2003.
William R. Sperry	51	Senior Vice President and Chief Financial Officer	Present position since June 6, 2012; Vice President, Corporate Strategy and Development August 15, 2008 to June 6, 2012; previously, Managing Director, Lehman Brothers August 2006 to April 2008, various positions, including Managing Director, of J.P. Morgan and its predecessor institutions, 1994-2006.
Gary N. Amato	62	Group Vice President (Electrical Systems)	Present position since December 23, 2008; Group Vice President (Electrical Products) October 2006-December 23, 2008; Vice President October 1997-September 2006; Vice President and General Manager of the Company’s Industrial Controls Divisions (ICD) 1989-1997; Marketing Manager, ICD, April 1988-March 1989.
Gerben W. Bakker	49	Group Vice President (Power Systems)	Present position since February 1, 2014; previously, Division Vice President, Hubbell Power Systems, Inc. (“HPS”) August 2009 - February 1, 2014; President, HPS Brazil June 2005 – July 2009; Vice President, Sourcing, HPS March 2004 – May 2005.
Scott H. Muse	56	Group Vice President (Lighting Products)	Present position since April 27, 2002 (elected as an officer of the Company on December 3, 2002); previously President and Chief Executive Officer of Lighting Corporation of America, Inc. 2000-2002, and President of Progress Lighting, Inc. 1993-2000.
James H. Biggart, Jr.	61	Vice President and Treasurer	Present position since January 1, 1996; Treasurer since 1987; Assistant Treasurer 1986-1987; Director of Taxes 1984-1986.
Joseph A. Capozzoli	39	Vice President and Controller	Present position since April 22, 2013; previously, Assistant Corporate Controller of Stanley Black & Decker, Inc. (“Stanley”) April 2011 to April 2013; Global Operations Controller at Stanley 2010-2011; Director of Cost Accounting at Stanley, 2006-2010.
An-Ping Hsieh	53	Vice President, General Counsel	Present position since September 4, 2012; previously, Vice President, Secretary and Associate General Counsel of United Technologies Corporation (“UTC”) February 2008 to September 2012; Vice President and General Counsel, UTC Fire and Security 2003-2008; Deputy General Counsel, Otis Elevator Company, a United Technologies company 2001-2003.
Stephen M. Mais	49	Vice President, Human Resources	Present position since August 22, 2005; previously Director, Staffing and Capability, Pepsi Bottling Group (“Pepsi”) 2001-2005; Director, Human Resources Southeastern U.S., Pepsi 1997-2001.
W. Robert Murphy	64	Executive Vice President, Marketing and Sales	Present position since October 1, 2007; Senior Group Vice President 2001-2007; Group Vice President 2000-2001; Senior Vice President Marketing and Sales (Wiring Systems) 1985-1999; and various sales positions (Wiring Systems) 1975-1985.
William T. Tolley	56	Senior Vice President, Growth and Innovation	Present position since February 1, 2014, previously, Group Vice President (Power Systems) December 23, 2008-February 1, 2014; Group Vice President (Wiring Systems) October 1, 2007-December 23, 2008; Senior Vice President of Operations and Administration (Wiring Systems) October 2005-October 2007; Director of Special Projects April 2005-October 2005; administrative leave November 2004-April 2005; Senior Vice President and Chief Financial Officer February 2002-November 2004.
(1)	As of February 18, 2014.

There are no family relationships between any of the above-named executive officers. For information related to our Board of Directors, refer to Item 10. Directors, Executive Officers and Corporate Governance.

HUBBELL INCORPORATED - Form 10-K	6

Back to Contents
ITEM 1A	Risk Factors

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

We compete on the basis of product performance, quality, service and/or price. Our competitive strategy is to design and manufacture high quality products at the lowest possible cost. Our strategy is to also increase selling prices to offset rising costs of raw materials and components. Competitive pricing pressures may not allow us to offset some or all of our increased costs through pricing actions. Alternatively, if raw material and component costs decline, the Company may not be able to maintain current pricing levels. Competition could also affect future selling prices or demand for our products which could have an adverse impact on our results of operations, financial condition and cash flows.

Global economic uncertainty could adversely affect us.

During periods of prolonged slow growth, or a downturn in conditions in the worldwide or domestic economies, we could experience reduced orders, payment delays, supply chain disruptions or other factors caused by economic challenges faced by our customers, prospective customers and suppliers. Depending upon their severity and duration, these conditions could have an adverse impact on our results of operations, financial condition and cash flows.

We may not be able to successfully implement initiatives that improve productivity and streamline operations to control or reduce costs.

Achieving our long-term profitability goals depends significantly on our ability to control or reduce our operating costs. Because many of our costs are affected by factors outside, or substantially outside, our control, we generally must seek to control or reduce costs through productivity initiatives. If we are not able to identify and implement initiatives that control or reduce costs and increase operating efficiency, or if the cost savings initiatives we have implemented to date do not generate expected cost savings, our financial results could be adversely impacted.

We manufacture and source products and materials from various countries throughout the world. A disruption in the availability, price or quality of these products or materials could impact our operating results.

Our business is subject to risks associated with global manufacturing and sourcing. We use a variety of raw materials in the production of our products including steel, aluminum, brass, copper, bronze, zinc, nickel and plastics. We also purchase certain electrical and electronic components, including lighting ballasts, printed circuit boards and integrated circuit chips from third party providers. Significant shortages in the availability of these materials or significant price increases could increase our operating costs and adversely impact the competitive positions of our products, which could adversely impact our results of operations.

We continue to increase the amount of materials, components and finished goods that are sourced from or manufactured in foreign countries including Mexico, China, and other international countries. Political instability in any country where we do business could have an adverse impact on our results of operations.

We rely on our suppliers to produce high quality materials, components and finished goods according to our specifications. Although we have quality control procedures in place, there is a risk that products may not meet our specifications which could impact our ability to ship quality products to our customers on a timely basis, which could adversely impact our results of operations.

Future tax law changes could increase our prospective tax expense. In addition, tax payments may ultimately differ from amounts currently recorded by the Company.

We are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provisions. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the future outcomes of these audits could adversely affect our results of operations, financial condition and cash flows.

We engage in acquisitions and strategic investments and may encounter difficulty in obtaining appropriate acquisitions and in integrating these businesses.

Part of the Company’s future growth strategy involves acquisitions. We have pursued and will continue to seek acquisitions and other strategic investments to complement and expand our existing businesses within our core markets. The rate and extent to which acquisitions become available may impact our growth rate. The success of these transactions will depend on our ability to integrate these businesses into our operations and realize the planned synergies. We may encounter difficulties in integrating acquisitions into our operations and in managing strategic investments. Failure to effectively complete or manage acquisitions may adversely affect our existing businesses as well as our results of operations, financial condition and cash flows.

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

HUBBELL INCORPORATED - Form 10-K	7

Back to Contents

We have continued to work on improving our utilization of our enterprise resource planning system, expanding standardization of business processes and performing implementations at our remaining businesses. We expect to incur additional costs related to future implementations, process reengineering efforts as well as enhancements and upgrades to the system. These system modifications and implementations could result in operating inefficiencies which could adversely impact our operating results and/or our ability to perform necessary business transactions.

Deterioration in the credit quality of our customers could have a material adverse effect on our operating results and financial condition.

We have an extensive customer base of distributors, wholesalers, electric utilities, OEMs, electrical contractors, telecommunications companies and retail and hardware outlets. We are not dependent on a single customer, however, our top ten customers account for approximately one-third of our net sales. Deterioration in the credit quality of several major customers could adversely affect our results of operations, financial condition and cash flows.

Inability to access capital markets or failure to maintain our credit ratings may adversely affect our business.

Our ability to invest in our business and make strategic acquisitions may require access to the capital markets. If general economic and capital market conditions deteriorate significantly, it could impact our ability to access the capital markets. Failure to maintain our credit ratings could also impact our ability to access credit markets and could adversely impact our cost of borrowing. While we have not encountered significant financing difficulties recently, the capital and credit markets have experienced significant volatility in recent years. Market conditions could make it more difficult for us to access capital to finance our investments and acquisitions. This could adversely affect our results of operations, financial condition and cash flows.

If the underlying investments of our defined benefit plans do not perform as expected, we may have to make additional contributions to these plans.

We sponsor certain pension and other postretirement defined benefit plans. The performance of the financial markets and interest rates impact these plan expenses and funding obligations. Significant changes in market interest rates, investment losses on plan assets and changes in discount rates may increase our funding obligations and could adversely impact our results of operations and cash flows. Furthermore, there can be no assurance that the value of the defined benefit plan assets will be sufficient to meet future requirements.

Volatility in currency exchange rates may adversely affect our financial condition, results of operations and cash flows.

Our international operations accounted for approximately 16% of our net sales in 2013. We are exposed to the effects (both positive and negative) that fluctuating exchange rates have on translating the financial statements of our international operations, most of which are denominated in local currencies, into the U.S. dollar. Fluctuating exchange rates may adversely impact our results of operations and cash flows. Our primary foreign currency exposures are in British pounds, Canadian dollars, Australian dollars and Brazilian Real. In 2013, foreign currency fluctuations negatively impacted net sales by approximately $13.2 million and operating income by $2.2 million.

Our success depends on attracting and retaining qualified personnel.

Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that we have the depth and breadth of personnel with the necessary skill set and experience could impede our ability to deliver our growth objectives and execute our strategy.

Our reputation and our ability to conduct business may be impaired by improper conduct by any of our employees, agents or business partners.

We cannot provide absolute assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents or business partners that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, anti-kickback and false claims rules, competition, export and import compliance, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in parts of the world that have experienced governmental corruption to some degree. Despite meaningful measures that we undertake to facilitate lawful conduct, which include training and internal control policies, these measures may not always prevent reckless or criminal acts by our employees or agents. Any such improper actions could damage our reputation and subject us to civil or criminal investigation in the United States and in other jurisdictions, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigative fees.

Our inability to effectively develop and introduce new products could adversely affect our ability to compete.

New product introductions and enhancement of existing products and services are key to the Company’s competitive strategy. The success of new product introductions is dependent on a number of factors, including, but not limited to, timely and successful development of new products, market acceptance of these products and the Company’s ability to manage the risks associated with these introductions. These risks include production capabilities, management of inventory levels to support anticipated demand, and the risk that new products may have quality defects in the early stages of introduction. The Company cannot predict with certainty the ultimate impact new product introductions could have on our results of operations, financial condition or cash flows.

We could incur significant and/or unexpected costs in our efforts to successfully avoid, manage, defend and litigate intellectual property matters.

The Company relies on certain patents, trademarks, copyrights, trade secrets and other intellectual property of which the Company cannot be certain that others have not and will not infringe upon. Although management believes that the loss or expiration of any single intellectual property right would not have a material impact on its operating results, intellectual property litigation could be costly and time consuming and the Company could incur significant legal expenses pursuing these claims against others.

From time to time, we receive notices from third parties alleging intellectual property infringement, including the lawsuit against us by Powerweb Energy, Inc. Any dispute or litigation involving intellectual property could be costly and time-consuming due to the complexity and the uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims, the Company may lose its rights to utilize critical technology or may be required to pay substantial damages or license fees with respect to the infringed rights or be required to redesign our products at a substantial cost, any of which could negatively impact our operating results. Even if we successfully defend against claims of infringement, we may incur significant costs that could adversely affect our results of operations, financial condition and cash flow. See Item 3 “Legal Proceedings” for a discussion of our legal proceedings.

HUBBELL INCORPORATED - Form 10-K	8

Back to Contents

We may be required to recognize impairment charges for our goodwill and other intangible assets.

As of December 31, 2013, the net carrying value of our goodwill and other intangible assets totaled approximately $1.1 billion. As required by generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Impairment of intangibles assets may be triggered by developments both within and outside the Company’s control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets. Any charges relating to such impairments could adversely affect our results of operations in the periods an impairment is recognized.

We have two classes of common stock with different voting rights, which results in a concentration of voting power of our common stock.

As of December 31, 2013, the holders of our Class A common stock (with 20 votes per share) held approximately 73% of the voting power represented by all outstanding shares of our common stock and approximately 11% of the Company’s total equity value, and the Hubbell Trust and Roche Trust collectively held approximately 49% of our Class A common stock. The holders of the Class A common stock thus are in a position to influence matters that are brought to a vote of the holders of our common stock, including, among others, the election of the board of directors, any amendments to our charter documents, and the approval of material transactions. In order to further the interests of our shareholders, the Company routinely reviews various alternatives to meet its capital structure objectives, including equity, reclassification and debt transactions.

We are subject to litigation and environmental regulations that may adversely impact our operating results.

We are a party to a number of legal proceedings and claims, including those involving product liability, intellectual property and environmental matters, which could be significant. It is not possible to predict with certainty the outcome of every claim and lawsuit. In the future, we could incur judgments or enter into settlements of lawsuits and claims that could have a materially adverse effect on our results of operations and financial condition. In addition, while we maintain insurance coverage with respect to certain claims, such insurance may not provide adequate coverage against such claims. We establish reserves based on our assessment of contingencies, including contingencies related to legal claims asserted against us. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a reserve and require us to make additional payments, which could have a materially adverse effect on our results of operations, financial condition and cash flow.

We are also subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment, and we could incur substantial costs as a result of the noncompliance with or liability for clean up or other costs or damages under environmental laws. In addition, we could be affected by future laws or regulations, including those imposed in response to climate change concerns. Compliance with any future laws and regulations could result in a materially adverse affect on our business and financial results.

New regulations related to conflict-free minerals may cause us to incur additional expenses and may create challenges with our customers.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (“DRC”). In August 2012 the SEC established annual disclosure and reporting requirements for those companies who use “conflict” minerals sourced from the DRC in their products. These new requirements could limit the pool of suppliers who can provide conflict-free minerals and as a result, we cannot ensure that we will be able to obtain these conflict-free minerals at competitive prices. Compliance with these new requirements may also increase our costs. In addition, we may face challenges with our customers if we are unable to sufficiently verify the origins of the minerals used in our products.

Health care reform could adversely affect our operating results.

In 2010, the United States federal government enacted comprehensive health care reform legislation. Due to the breadth and complexity of this legislation, as well as its phased-in nature of implementation and lack of interpretive guidance, it is difficult for the Company to predict the overall effects it will have on our business. To date, the Company has not experienced material costs related to the health care reform legislation, however, it is possible that our operating results could be adversely affected in the future by increased costs, expanded liability exposure and requirements that change the ways we provide healthcare and other benefits to our employees.

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

ITEM 1B	Unresolved Staff Comments

None

HUBBELL INCORPORATED - Form 10-K	9

Back to Contents
ITEM 2	Properties

Hubbell’s manufacturing and warehousing facilities, classified by reporting segment, are located in the following countries. The Company believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

		Number of Facilities		Total Approximate Floor Area in Square Feet
Segment	Location	Warehouses	Manufacturing	Owned	Leased
Electrical segment	United States	13	34	3,341,900	1,648,400
	Australia	1	2	-	39,600
	Brazil	-	1	105,900	-
	Canada	2	3	178,700	33,100
	Italy	-	1	-	8,100
	Mexico	2	3	659,400	103,500
	China	-	1	-	185,900
	Puerto Rico	-	1	162,400	-
	Singapore	1	-	-	8,700
	Switzerland	-	1	95,000	-
	United Kingdom	1	4	133,600	53,600
Power segment	United States	1	9	2,140,900	137,300
	Brazil	-	1	138,300	-
	Canada	-	1	30,000	-
	Mexico	-	2	173,600	120,900
	China	1	1	-	64,900
TOTAL		22	65	7,159,700	2,404,000

ITEM 3	Legal Proceedings

The Company is subject to various legal proceedings arising in the normal course of its business. These proceedings include claims for damages arising out of use of the Company’s products, intellectual property, workers’ compensation and environmental matters. The Company is self-insured up to specified limits for certain types of claims, including product liability and workers’ compensation, and is fully self-insured for certain other types of claims, including environmental and intellectual property matters. The Company recognizes a liability for any contingency that in management’s judgment is probable of occurrence and can be reasonably estimated. We continually reassess the likelihood of adverse judgments and outcomes in these matters, as well as estimated ranges of possible losses based upon an analysis of each matter which includes consideration of outside legal counsel and, if applicable, other experts.

On February 10, 2012, Powerweb Energy, Inc. filed a lawsuit against Hubbell Lighting, Inc. and Hubbell Building Automation, Inc., two wholly owned subsidiaries of the Company, in the U.S. District Court for the District of Connecticut (the “District Court”). The case is captioned Powerweb Energy, Inc. v. Hubbell Lighting, Inc. and Hubbell Building Automation, Inc. (U.S. D.C., D. Conn, No. 3:12-CV-00220). The lawsuit alleges breach of contract, breach of the duty of good faith and fair dealing, unjust enrichment, misappropriation of trade secrets, misappropriation of idea, conversion, breach of fiduciary duty, and unfair trade practices as a result of actions including the Company’s development and sale of wiHUBB wireless lighting technology. The lawsuit seeks damages, court costs, interest, attorney’s fees, a constructive trust, and an injunction prohibiting the Company and its two subsidiaries from using Powerweb’s claimed technology or disclosing the claimed Powerweb technology to any third parties. The Company’s motion to dismiss the case was denied by the District Court in November 2012. Discovery is now complete, the Company has moved for summary judgment on all of Powerweb’s claims as well as its principal damages theory, and no trial date has been set. The Company believes it has meritorious defenses against all claims and will continue to vigorously defend this matter. Given the inherent uncertainty of litigation, however, the ultimate resolution of this matter remains unclear and could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

ITEM 4	Mine Safety Disclosures

Not applicable.

HUBBELL INCORPORATED - Form 10-K	10

Back to Contents
PART II

ITEM 5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A and Class B Common Stock is principally traded on the New York Stock Exchange under the symbols “HUBA” and “HUBB”. The following tables provide information on market prices, dividends declared, number of common shareholders, and repurchases by the Company of shares of its Class A and Class B Common Stock.

Market Prices (Dollars Per Share)		Class A Common		Class B Common
Years Ended December 31,		High	Low	High	Low
2013 — Fourth quarter		97.98	91.02	109.29	101.51
2013 — Third quarter		99.91	89.40	110.90	99.63
2013 — Second quarter		93.51	83.08	102.68	91.94
2013 — First quarter		88.00	78.62	97.73	84.80
2012 — Fourth quarter		80.73	72.98	86.48	78.95
2012 — Third quarter		78.91	72.91	83.34	78.85
2012 — Second quarter		76.66	68.67	81.31	72.82
2012 — First quarter		76.95	60.97	79.39	67.80

Dividends Declared (Dollars Per Share)		Class A Common		Class B Common
Years Ended December 31,		2013	2012	2013	2012
First quarter		0.45	0.41	0.45	0.41
Second quarter		0.45	0.41	0.45	0.41
Third quarter		0.45	0.41	0.45	0.41
Fourth quarter		0.50	0.45	0.50	0.45

Number of Common Shareholders of Record
At December 31,	2013	2012	2011	2010	2009
Class A	394	426	458	483	526
Class B	2,225	2,389	2,549	2,731	2,860

Our dividends are declared at the discretion of our Board of Directors. In October 2013, the Company’s Board of Directors approved an increase in the common stock dividend rate from $0.45 to $0.50 per share per quarter. The increased quarterly dividend payment commenced with the December 13, 2013 dividend payment made to the shareholders of record on November 29, 2013.

Purchases of Equity Securities

In September 2011, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. During 2013, the Company spent $31.0 million on the repurchase of common shares. There were no shares repurchased during the fourth quarter of 2013. As of December 31, 2013, approximately $93.4 million remains authorized for future repurchases under this program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

HUBBELL INCORPORATED - Form 10-K	11

Back to Contents

Corporate Performance Graph

The following graph compares the total return to shareholders on the Company’s Class B Common Stock during the five years ended December 31, 2013, with a cumulative total return on the (i) Standard & Poor’s MidCap 400 (“S&P MidCap 400”) and (ii) the Dow Jones U.S. Electrical Components & Equipment Index (“DJUSEC”). The Company is a member of the S&P MidCap 400. As of December 31, 2013, the DJUSEC reflects a group of sixteen company stocks in the electrical components and equipment market segment, and serves as the Company’s peer group for purposes of this graph. The comparison assumes $100 was invested on December 31, 2008 in the Company’s Class B Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hubbell Incorporated, the S&P Midcap 400 Index,
and the Dow Jones US Electrical Components & Equipment Index

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2014 Dow Jones & Co. All rights reserved.

HUBBELL INCORPORATED - Form 10-K	12

Back to Contents
ITEM 6	Selected Financial Data

The following summary should be read in conjunction with the consolidated financial statements and notes contained herein (dollars and shares in millions, except per share amounts).

OPERATIONS, years ended December 31,	2013	2012	2011	2010		2009
Net sales	$3,183.9	$3,044.4	$2,871.6	$2,541.2		$2,355.6
Gross profit	$1,070.5	$1,012.2	$923.7	$828.7		$725.9
Operating income	$507.6	$471.8	$423.8	$367.8		$294.7
Operating income as a % of sales	15.9%	15.5%	14.8%	14.5%		12.5%
Loss on extinguishment of debt	$-	$-	$-	$(14.7	)(1)	$-
Net income attributable to Hubbell	$326.5	$299.7	$267.9	$217.2	(1)	$180.1
Net income attributable to Hubbell as a % of net sales	10.3%	9.8%	9.3%	8.5%		7.6%
Net income attributable to Hubbell as a % of Hubbell shareholders’ average equity	18.3%	19.2%	18.3%	15.8%		15.6%
Earnings per share — diluted	$5.47	$5.00	$4.42	$3.59	(1)	$3.15
Cash dividends declared per common share	$1.85	$1.68	$1.52	$1.44		$1.40
Average number of common shares outstanding — diluted	59.6	59.8	60.4	60.3		57.0
Cost of acquisitions, net of cash acquired	$96.5	$90.7	$29.6	$-		$355.8
FINANCIAL POSITION, AT YEAR-END
Working capital	$1,165.4	$1,008.8	$861.4	$781.1		$492.8
Total assets	$3,187.2	$2,947.0	$2,846.5	$2,705.8		$2,402.8
Total debt	$597.5	$596.7	$599.2	$597.7		$497.2
Total Hubbell shareholders’ equity	$1,906.4	$1,661.2	$1,467.8	$1,459.2		$1,298.2
NUMBER OF EMPLOYEES, AT YEAR-END	14,300	13,600	13,500	13,000		12,700
(1)	In 2010, the Company recorded a $14.7 million pre-tax charge ($9.1 million after-tax) related to its early extinguishment of debt. The earnings per diluted share impact of this charge was $0.15.

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the United Kingdom, Brazil and Australia. The Company also participates in joint ventures in Taiwan and Hong Kong, and maintains offices in Singapore, China, India, Mexico, South Korea and countries in the Middle East. The Company employs approximately 14,300 individuals worldwide.

The Company continues to make management changes as part of its succession planning program. Effective January 1, 2013, Mr. David G. Nord was appointed President and Chief Executive Officer succeeding Mr. Timothy H. Powers who remained the Company’s Chairman of the Board of Directors. In April of 2013, Mr. Joseph A. Capozzoli was appointed Vice President, Controller succeeding Mr. Darrin S. Wegman who moved into a senior role within one of the Company’s operating divisions. Most recently, in February 2014, the Company promoted Mr. Gerben W. Bakker to Group Vice President, Power Systems. Mr. William T. Tolley, the previous Group Vice President, Power Systems, has been named to the newly created position of Senior Vice President, Growth and Innovation.

The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for 2013, 2012 and 2011 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

The Company is focused on growing profits and delivering attractive returns to our shareholders by executing a business plan focused on the following key initiatives: revenue growth, price realization, productivity improvements and capital deployment.

As part of our revenue growth initiative, we remain focused on expanding market share through new product introductions and more effective utilization of sales and marketing efforts across the organization. In addition, we continue to assess opportunities to expand sales through acquisitions of businesses that fill product line gaps or allow for expansion into new markets.

Price realization and productivity improvements are key areas of focus for our company. Productivity programs impact virtually all functional areas within the Company by reducing or eliminating waste and improving processes. We continue to expand our efforts surrounding global product and component sourcing and supplier cost reduction programs. Value engineering efforts, product transfers and the use of lean process improvement techniques are expected to continue to increase manufacturing efficiency. In addition, we continue to build upon the benefits of our enterprise resource planning system across all functions and have also implemented a sustainability program across the organization. Material costs are approximately two-thirds of our cost of goods sold therefore volatility in this area can significantly impact profitability. Our goal is to have pricing and productivity programs that offset material and other inflationary cost increases as well as pay for investments in key growth areas.

HUBBELL INCORPORATED - Form 10-K	13

Back to Contents

Outlook

For 2014, we expect our overall net sales to increase by five to six percent compared to 2013, with balanced growth from completed acquisitions and organic volume. We expect our end markets to grow approximately two to three percent in 2014 led by double digit growth in the residential market. The industrial and non-residential markets are expected to grow in the low single digit range while the utility market is anticipated to remain flat.

We plan to continue to work on productivity initiatives, including improved sourcing, product redesign and lean projects focused on both factory and back office efficiencies. We anticipate cost increases from materials, including both commodities and purchased products, healthcare and other inflationary costs. We plan to continue to invest in people and resources to support our growth initiatives. Overall we expect to expand operating margin by approximately 20 to 30 basis points in 2014 compared to 2013. We expect our 2014 tax rate to increase to approximately 32.5% primarily due to the expiration of the research and development tax credit. In addition, the 2013 tax rate included a benefit from the retroactive reinstatement of the 2012 research and development tax credit. As a result, we expect to increase our earnings in 2014 through higher sales, acquisitions, careful management of pricing relative to material costs and by continuing our productivity programs.

In 2014, we anticipate free cash flow (defined as cash flows from operations less capital expenditures) to approximate net income. Finally, with our strong financial position, we expect to enhance shareholder value through capital deployments with an emphasis on acquisitions.

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

In 2013, our overall end markets improved slightly. The non-residential new construction market declined slightly as declines in public investment were only partially offset by increases in private spending. Renovation and relight projects continued to be a source of growth in 2013. The industrial market grew modestly as stronger demand for high voltage test equipment and increased sales in the extractive industries sector was offset by weakness in the mining and communications sectors. The utility market was weak with transmission projects being delayed while distribution related spending was mixed due to budget constraints resulting from lower consumption of electricity. The residential market increased substantially in 2013 primarily due to improvements in both single and multi-family housing starts.

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Year Ending December 31,
	2013	% of Net sales	2012	% of Net sales	2011	% of Net sales
Net sales	$3,183.9		$3,044.4		$2,871.6
Cost of goods sold	2,113.4	66.4%	2,032.2	66.8%	1,947.9	67.8%
Gross profit	1,070.5	33.6%	1,012.2	33.2%	923.7	32.2%
Selling & administrative expenses	562.9	17.7%	540.4	17.7%	499.9	17.4%
Operating income	507.6	15.9%	471.8	15.5%	423.8	14.8%
Net income attributable to Hubbell	326.5	10.3%	299.7	9.8%	267.9	9.3%
EARNINGS PER SHARE - DILUTED	$5.47		$5.00		$4.42

2013 Compared to 2012

Net Sales

Net sales for the year ended 2013 were $3.2 billion, an increase of 5% over the year ended 2012. Acquisitions added three percentage points to net sales in 2013 compared to 2012 while volume increased net sales by two percentage points. Price realization was offset by unfavorable foreign currency translation, each less than one percentage point.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold decreased to 66.4% for 2013 compared to 66.8% in 2012. The decrease was primarily due to productivity in excess of other cost increases, favorable price realization and slightly lower material costs. Lower material costs for commodities such as copper, steel and aluminum more than offset higher costs for resins, chemicals, purchased finished goods and value added components.

Gross Profit

The gross profit margin for 2013 expanded to 33.6% compared to 33.2% in 2012. The increase was primarily due to productivity in excess of other cost increases, favorable price realization and slightly lower material costs. Lower material costs for commodities such as copper, steel and aluminum more than offset higher costs for resins, chemicals, purchased finished goods and value added components, as described above.

Selling & Administrative Expenses (“S&A”)

S&A expenses increased 4% compared to 2012 primarily due to the impact of the businesses acquired. Higher costs for wages, benefits, legal and advertising were almost entirely offset by lower pension costs and other spending reductions. As a percentage of net sales, S&A expenses remained constant at 17.7% in 2013 compared to 2012.

HUBBELL INCORPORATED - Form 10-K	14

Back to Contents

Operating Income

Operating income increased 8% to $507.6 million primarily due to higher net sales and gross profit partially offset by higher selling and administrative costs, as described above. Operating margin of 15.9% in 2013 increased 40 basis points compared to 15.5% in 2012 as a result of productivity, lower material costs and price realization, partially offset by other inflationary increases.

Total Other Expense

In 2013, total other expense was $33.8 million compared to $30.0 million in 2012. The $3.8 million increase was primarily due to higher net foreign currency transaction losses in 2013 compared to 2012.

Income Taxes

The effective tax rate in 2013 was 30.4% compared to 31.6% in 2012. The lower tax rate for 2013 was due primarily to both the current year and retroactive application of certain tax provisions, including the research and development tax credit that were part of the American Taxpayer Relief Act of 2012, which became law during the first quarter of 2013. Additional information related to the Company’s effective tax rate is included in Note 12 — Income Taxes in the Notes to Consolidated Financial Statements.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

For the reasons described above, net income attributable to Hubbell and earnings per diluted share in 2013 each increased 9% compared to 2012. The average number of diluted shares outstanding for the year were lower by approximately 0.2 million as compared to 2012.

Segment Results

Electrical Segment

(In millions)	2013	2012
Net sales	$2,262.6	$2,114.6
Operating income	$341.1	$303.7
Operating margin	15.1%	14.4%

Net sales in the Electrical segment increased 7% in 2013 compared with 2012 due to acquisitions and higher organic volume. Acquisitions and organic volume added four and three percentage points, respectively, to net sales. In addition, price realization was offset by the negative impacts of foreign currency translation, each less than one percentage point.

Within the segment, electrical systems products net sales increased 7% in 2013 compared to 2012 due to acquisitions and slightly higher organic demand. Favorable price realization was offset by unfavorable foreign currency translation. Higher net sales of electrical systems products included growth in high voltage projects and improvements in the construction sector. The extractive industries sector was essentially flat while industrial demand was lower. Sales of lighting products increased 8% in 2013 compared to 2012 due to strong organic volume growth in the non-residential market, which continued to benefit from increased relight and retrofit renovation project demand, strong growth in the residential market and the impact of the Norlux acquisition.

Operating income in 2013 increased 12% to $341.1 million compared to 2012 while operating margin expanded by 70 basis points to 15.1%. Operating income increased primarily due to acquisitions, higher volume and favorable price realization partially offset by unfavorable product mix driven by lower industrial demand. In addition, productivity exceeded all other cost increases. Operating margin improved primarily due to productivity in excess of cost increases, lower material costs and favorable price realization.

Power Segment

(In millions)	2013	2012
Net sales	$921.3	$929.8
Operating income	$166.5	$168.1
Operating margin	18.1%	18.1%

Net sales in the Power segment declined 1% in 2013 compared to 2012. The decrease was due to lower organic volume and the unfavorable impact of foreign currency translation largely offset by the impact of an acquisition. The acquisition contributed two percentage points to net sales, while the decline in organic volume and impact of foreign currency translation decreased net sales by two and one percentage points, respectively. The organic volume decline was almost entirely due to the impact of higher sales in the fourth quarter of 2012 related to Superstorm Sandy.

Operating income decreased 1% to $166.5 million and operating margin remained at 18.1% in 2013 compared to 2012. The drop in operating income was primarily due to lower volume, unfavorable price realization, higher material costs and other cost increases, including $5.0 million of facility consolidation costs, partially offset by productivity improvements and favorable product mix.

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

HUBBELL INCORPORATED - Form 10-K	15

Back to Contents

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

HUBBELL INCORPORATED - Form 10-K	16

Back to Contents

Financial Condition, Liquidity and Capital Resources

Cash Flow

		December 31
(In millions)	2013	2012	2011
Net cash provided by (used in):
Operating activities	$381.8	$349.1	$335.0
Investing activities	(151.1)	(116.1)	(86.5)
Financing activities	(130.9)	(161.7)	(198.3)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(4.1)	4.1	(1.3)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$95.7	$75.4	$48.9

2013 Compared to 2012

Cash provided by operating activities for the year ended 2013 increased compared to 2012 primarily due to higher net income and lower pension contributions, partially offset by a greater use of cash for working capital. Cash used for changes in working capital was $55.1 million in 2013 compared to $45.3 million of cash used in 2012 primarily due to higher accounts receivable as a result of increased net sales.

Investing activities used cash of $151.1 million in 2013 compared to cash used of $116.1 million in 2012. The increase was primarily due to higher capital expenditures, net acquisition investments and lower proceeds from sales of available for sale investments in 2013 as compared to 2012.

Financing activities used cash of $130.9 million in 2013 compared to cash used of $161.7 million in 2012. The decrease in cash used is due to a lower spending on the repurchase of common shares, lower proceeds from the exercise of stock options and fewer dividend payments in 2013 as compared to 2012. In 2013, the Company made four dividend payments as compared to five dividend payments made in 2012.

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

Investments in the Business

Investments in our business include both expenditures required to maintain the operation of our equipment and facilities as well as cash outlays in support of our strategic initiatives. During 2013, we used cash of $58.8 million for capital expenditures, an increase of $9.7 million from 2012.

In 2013 the Company completed three acquisitions for $96.5 million, net of cash acquired which were added to the Electrical segment. In January 2014, the Company completed three acquisitions for approximately $92 million. Two of these acquisitions were added to the Power segment, while one was added to the Electrical segment. The Company continues to assess opportunities to expand sales through acquisitions of businesses that fill product gaps or allow for expansion in new markets. For more information refer to Note 2 – Business Acquisitions in the Notes to Consolidated Financial Statements.

In September 2011, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. During 2013, the Company spent $31.0 million on the repurchase of common shares. As of December 31, 2013, approximately $93.4 million remains authorized for future repurchases under this program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

Additional information with respect to future investments in the business can be found under “Outlook” within Management’s Discussion and Analysis.

Debt to Capital

At December 31, 2013 and 2012, the Company had $597.2 million and $596.7 million, respectively, of senior long-term notes, net of unamortized discount. The long-term fixed-rate notes, with amounts of $300 million due in 2018 and 2022, respectively, are callable with a make whole provision and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at December 31, 2013.

During 2013 the Company entered into an uncommitted credit facility for a 12.6 million Chinese Renminbi line of credit to support its operations in China. At December 31, 2013, 2.1 million Chinese Renminbi (equivalent to $0.3 million) was outstanding under this line of credit. There were no borrowings outstanding at December 31, 2012 under this line of credit.

HUBBELL INCORPORATED - Form 10-K	17

Back to Contents

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

	December 31
(In millions)	2013	2012
Total Debt	$597.5	$596.7
Total Hubbell Shareholders’ Equity	1,906.4	1,661.2
TOTAL CAPITAL	$2,503.9	$2,257.9
Debt to Total Capital	24%	26%
Cash and Investments	$786.6	$690.5
NET DEBT	$(189.1)	$(93.8)
Net Debt to Total Capital	(8%)	(4%)

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

The Company had $740.7 million of cash and cash equivalents at December 31, 2013, of which approximately 40% was held outside of the United States. Except for a portion of current earnings, the Company’s intent is to indefinitely reinvest all of its undistributed international earnings and cash internationally.

As of December 31, 2013, the Company’s $500 million revolving credit facility had not been drawn against. The credit facility, which serves as a backup to our commercial paper program, was scheduled to expire in October 2016. In March 2013, the facility was amended to extend the maturity date to March 2018. The interest rate applicable to borrowing under the credit agreement is generally either the prime rate or a surcharge over LIBOR. The single financial covenant in the $500 million credit facility, which the Company is in compliance with, requires that total debt not exceed 55% of total capitalization. Annual commitment fees to support availability under the credit facility are not material.

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

The Company also maintains other lines of credit that are primarily used to support the issuance of letters of credit. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. At December 31, 2013 and 2012 these lines totaled $60.4 million and $55.4 million, respectively, of which $37.5 million and $36.6 million was unused. The annual commitment fees associated with these lines of credit are not material.

Internal cash generation together with currently available cash and investments, available borrowing facilities and credit lines, if needed, are expected to be sufficient to fund operations, the current rate of cash dividends, capital expenditures, and an increase in working capital that would be required to accommodate a higher level of business activity for the foreseeable future. We actively seek to expand by acquisition as well as through the growth of our current businesses. While a significant acquisition may require additional debt and/or equity financing, we believe that we would be able to obtain additional financing based on our favorable historical earnings performance and strong financial position.

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

Changes in the value of the defined benefit plan assets and liabilities will affect the amount of pension expense ultimately recognized. Although differences between actuarial assumptions and actual results are no longer deferred for balance sheet purposes, deferral is still permitted for pension expense purposes. Unrecognized gains and losses in excess of an annual calculated minimum amount (the greater of 10% of the projected benefit obligation or 10% of the market value of assets) are amortized and recognized in net periodic pension cost over the average remaining service period of our active employees, which approximates 10-12 years. During 2013 and 2012, we recorded $13.8 million and $17.4 million, respectively, of pension expense related to the amortization of these unrecognized losses. We expect to record $3.7 million of expense related to unrecognized losses and prior service cost in 2014.

The actual return on our pension assets in 2013 and for the past ten year period has exceeded our expected return. However, over that same period there has been a significant decline in long-term interest rates and a resulting increase in our pension liabilities which has more than offset our favorable return on plan assets. In 2013, we saw a rise in long term interest rates and a resulting decrease in our pension liabilities. We contributed $3.2 million to our qualified foreign defined benefit pension plans in 2013. In both 2012 and 2011, we contributed $23 million to

HUBBELL INCORPORATED - Form 10-K	18

Back to Contents

our qualified foreign and domestic defined benefit pension plans. These contributions combined with the increase in long term interest rates in 2013 have improved the funded status of all of our plans. We expect to make additional contributions of approximately $4.0 million to our foreign plans during 2014. The Company is not required under the Pension Protection Act of 2006 to make any contributions to its qualified U.S. defined benefit plans in 2014. The anticipated 2014 level of pension funding is not expected to have a significant impact on our overall liquidity.

Assumptions

The following assumptions were used to determine projected pension and other benefit obligations at the measurement date and the net periodic benefit costs for the year:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	5.04%	4.22%	4.60%	4.20%
Rate of compensation increase	3.18%	3.11%	3.00%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	4.22%	4.42%	4.20%	4.40%
Expected return on plan assets	6.70%	6.50%	N/A	N/A
Rate of compensation increase	3.11%	3.53%	3.00%	3.50%

At the end of each year, we estimate the expected long-term rate of return on pension plan assets based on the strategic asset allocation for our plans. In making this determination, we utilize expected rates of return for each asset class based upon current market conditions and expected risk premiums for each asset class. A one percentage point change in the expected long-term rate of return on pension fund assets would have an impact of approximately $7.6 million on 2014 pretax pension expense. The expected long-term rate of return is applied to the fair market value of pension fund assets to produce the expected return on fund assets that is included in pension expense. The difference between this expected return and the actual return on plan assets was recognized at December 31, 2013 for balance sheet purposes, but continues to be deferred for expense purposes. The net deferral of past asset gains (losses) ultimately affects future pension expense through the amortization of gains (losses) with an offsetting adjustment to Hubbell shareholders’ equity through Accumulated other comprehensive loss.

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension plan liabilities. For our U.S. and Canadian pension plans, this discount rate is determined by matching the expected cash flows associated with our benefit obligations to a yield curve based on high quality, fixed income debt instruments with maturities that closely match the expected funding period of our pension liabilities. This yield curve is derived using a bond matching approach which incorporates a selection of bonds that align with our projected benefit obligations. As of December 31, 2013, we used a discount rate of 5.1% for our U.S. pension plans compared to a discount rate of 4.2% used in 2012. For our Canadian pension plan, we used a discount rate of 4.75% in 2013, compared to the 4.1% discount rate used in 2012.

For our UK pension plan the discount rate was derived using a yield curve fitted to the yields on AA bonds in the Barclays Capital Sterling Aggregate Corporate Index and uses sample plan cash flow data as a proxy to plan specific liability cash flows. The derived discount rate is the single discount rate equivalent to discounting these liability cash flows at the term-dependent spot rates of AA corporate bonds. This methodology resulted in a December 31, 2013 discount rate for the UK pension plan of 4.6% as compared to a discount rate of 4.5% used in 2012.

An increase of one percentage point in the discount rate would lower the our 2014 pretax pension expense by approximately $0.9 million. A discount rate decline of one percentage point would increase our 2014 pretax pension expense by approximately $9.0 million.

Other Post Employment Benefits (“OPEB”)

The Company also has a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits have been discontinued for substantially all future retirees. These plans are not funded and, therefore, no assumed rate of return on assets is required. We use a similar methodology to derive the yield curve for our post employment benefit plan obligations that we use for our pension plans. As of December 31, 2013, the Company used a discount rate of 4.6% to determine the projected benefit obligation compared to a discount rate of 4.2% used in 2012. In accordance with the accounting guidance for retirement benefits, we recorded a credit, net of tax, of approximately $0.2 million and $0.7 million in 2013 and 2012, respectively, related to OPEB. These amounts were recorded to Accumulated other comprehensive loss, within Hubbell shareholders’ equity.

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

HUBBELL INCORPORATED - Form 10-K	19

Back to Contents

Contractual Obligations

A summary of our contractual obligations and commitments at December 31, 2013 is as follows (in millions):

	Payments due by period
	Total	2014	2015-2016	2017-2018	2018 and thereafter
Debt obligations(a)	$600.3	$0.3	$-	$300.0	$300.0
Expected interest payments	175.3	28.7	57.5	47.0	42.1
Operating lease obligations	62.6	15.5	20.0	10.1	17.0
Retirement and other benefits(b)	182.1	6.9	14.5	15.1	145.6
Purchase obligations	181.2	178.2	3.0	-	-
Income tax payments	9.4	9.4	-	-	-
Obligations under customer incentive programs	39.1	39.1	-	-	-
TOTAL	$1,250.0	$278.1	$95.0	$372.2	$504.7

(a)	Amounts exclude unamortized discount

(b)	Amounts above reflect projected funding related to the Company’s non-qualified defined benefit plans. Projected funding obligations of the Company’s qualified defined benefit pension plans are excluded from the table as there are significant factors, such as the future market value of plan assets and projected investment return rates, which could cause actual funding requirements to differ materially from projected funding.

Our purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability. These obligations primarily consist of inventory purchases made in the normal course of business to meet operational requirements, consulting arrangements and commitments for equipment purchases. As of December 31, 2013, we have $14.8 million of uncertain tax positions reflected in our Consolidated Balance Sheet. We are unable to make a reasonable estimate regarding the timing of settlement of these uncertain tax positions and, as a result, they have been excluded from the table. See Note 12 — Income Taxes in the Notes to Consolidated Financial Statements.

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

Employee Benefits Costs and Funding

We sponsor domestic and foreign defined benefit pension, defined contribution and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on the pension fund assets, rate of increase in employee compensation levels and health care cost increase projections. These assumptions are determined based on Company data and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. Further discussion on the assumptions used in 2013 and 2012 are included above under “Pension Funding Status” and in Note 10 — Retirement Benefits of the Notes to Consolidated Financial Statements.

HUBBELL INCORPORATED - Form 10-K	20

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

Valuation of Long-Lived Assets

Our long-lived assets include land, buildings, equipment, molds and dies, software, goodwill and other intangible assets. Long-lived assets, other than land, goodwill and indefinite-lived intangibles, are depreciated over their estimated useful lives. We review depreciable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows of the asset group is less than the carrying amount, an impairment charge is recorded. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of impaired assets is determined using expected cash flow estimates, quoted market prices when available and appraisals as appropriate. We did not record any material impairment charges related to long-lived assets in 2013, 2012, or 2011.

Goodwill and indefinite-lived intangible assets are reviewed annually for impairment unless circumstances dictate the need for more frequent assessment. We perform our goodwill impairment testing as of April 1st of each year unless circumstances dictate the need for more frequent assessments. The goodwill impairment testing requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future discounted cash flows, determining appropriate discount rates and other assumptions. We use internal discounted cash flow estimates to determine fair value. These cash flow estimates are derived from historical experience and future long-term business plans and the application of an appropriate discount rate. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. As of April 1, 2013, our goodwill testing resulted in fair values for each reporting unit that substantially exceeded the reporting unit’s carrying value. We have not recorded any goodwill impairments since the initial adoption of the accounting guidance in 2002.

The identification and measurement of impairment of indefinite-lived intangible assets involves testing that compares carrying values of assets to the estimated fair values of assets. These estimated fair values are determined using undiscounted cash flow estimates. If the carrying value of the indefinite-lived intangible exceeds the fair value, the carrying value will be reduced to the estimated fair value. We did not record any impairments related to indefinite-lived intangible assets in 2013, 2012, or 2011.

Stock-Based Compensation

We determine the grant date fair value of our stock-based compensation awards using either a lattice model or the Black-Scholes option pricing model. Both of these models require management to make certain assumptions with respect to selected model inputs. These inputs include assumptions for expected term, stock volatility, dividend yield and risk-free interest rate. Changes in these inputs impact fair value and could impact our stock-based compensation expense in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those awards expected to meet the service and performance vesting conditions. If our actual forfeiture rate is different from our estimate, adjustments to stock-based compensation expense may be required. See also Note 17 – Stock-Based Compensation in the Notes to Consolidated Financial Statements.

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-K, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about capital resources, performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in operating results, anticipated market conditions and economic recovery are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

•	Changes in demand for our products, market conditions, product quality, or product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	The expected benefits and the timing of other actions in connection with our enterprise resource planning system.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected or future levels of operating cash flow, indebtedness and capital spending.

•	General economic and business conditions in particular industries, markets or geographic regions, as well as inflationary trends.

•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates and availability of tax incentives.

HUBBELL INCORPORATED - Form 10-K	21

Back to Contents
•	A major disruption in one or more of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations and relocations.

•	Changes in our relationships with, or the financial condition or performance of, key distributors and other customers, agents or business partners which could adversely affect our results of operations.

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions.

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Ability to carry out future acquisitions and strategic investments in our core businesses as well as the acquisition related costs.

•	Unanticipated difficulties integrating acquisitions as well as the realization of expected synergies and benefits anticipated when we first enter into a transaction.

•	The ability of governments to meet their financial obligations.

•	Political unrest in foreign countries.

•	Natural disasters.

•	Future repurchases of common stock under our common stock repurchase program.

•	Changes in accounting principles, interpretations, or estimates.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

•	Other factors described in our SEC filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in this Annual Report on Form 10-K for the year ended December 31, 2013.

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

We manufacture and/or assemble our products in the United States, Canada, Switzerland, Puerto Rico, Mexico, China, Italy, UK, Brazil and Australia and sell products in those markets as well as through offices in Singapore, China, India, Mexico, South Korea and countries in the Middle East. Hubbell also participates in joint ventures in Taiwan and Hong Kong. Shipments from non-U.S. subsidiaries as a percentage of the Company’s total net sales were 16% in 2013 and 17% in both 2012 and 2011. Our Canada operations represent 30%, UK 24%, Brazil 12%, and all other countries 34% of total 2013 international sales. As such, our operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. To manage this exposure, we closely monitor the working capital requirements of our international units and may enter into forward foreign exchange contracts. Further discussion of forward exchange contracts can be found in Note 14 – Fair Value Measurement in the Notes to Consolidated Financial Statements.

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

HUBBELL INCORPORATED - Form 10-K	22

Back to Contents

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

The following table presents cost information related to fixed rate interest risk sensitive instruments by maturity at December 31, 2013 (dollars in millions):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value 12/31/13
ASSETS
Available-for-sale investments	$10.0	$6.4	$4.2	$4.1	$3.7	$9.6	$38.0	$38.6
Avg. interest rate	4.50%	4.66%	5.00%	4.98%	5.24%	4.88%
LIABILITIES
Long-term debt	$-	$-	$-	$-	$299.0	$298.2	$597.2	$631.0
Avg. interest rate	-	-	-	-	5.95%	3.63%

We use derivative financial instruments only if they are matched with a specific asset, liability, or proposed future transaction. We do not speculate or use leverage when trading a financial derivative product. See also Note 6 – Investments and Note 11 – Debt in the Notes to Consolidated Financial Statements.

HUBBELL INCORPORATED - Form 10-K	23

Back to Contents
HUBBELL INCORPORATED - Form 10-K	24

Back to Contents
ITEM 8	Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

HUBBELL INCORPORATED - Form 10-K	25

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate systems of internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on this assessment, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm as stated in their report which is included on the next page within this Annual Report on Form 10-K.

/s/ DAVID G. NORD	/s/ WILLIAM R. SPERRY
David G. Nord	William R. Sperry
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

HUBBELL INCORPORATED - Form 10-K	26

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hubbell Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hubbell Incorporated and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.

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

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut

February 18, 2014

HUBBELL INCORPORATED - Form 10-K	27

Back to Contents

Consolidated Statement of Income

	Year Ended December 31,
(in millions, except per share amounts)	2013	2012	2011
Net sales	$3,183.9	$3,044.4	$2,871.6
Cost of goods sold	2,113.4	2,032.2	1,947.9
Gross profit	1,070.5	1,012.2	923.7
Selling & administrative expenses	562.9	540.4	499.9
Operating income	507.6	471.8	423.8
Interest expense	(30.8)	(30.8)	(30.9)
Investment income	1.3	1.8	1.3
Other expense, net	(4.3)	(1.0)	(4.4)
Total other expense	(33.8)	(30.0)	(34.0)
Income before income taxes	473.8	441.8	389.8
Provision for income taxes	144.0	139.7	119.6
Net income	329.8	302.1	270.2
Less: Net income attributable to noncontrolling interest	3.3	2.4	2.3
NET INCOME ATTRIBUTABLE TO HUBBELL	$326.5	$299.7	$267.9
Earnings per share
Basic	$5.51	$5.05	$4.47
Diluted	$5.47	$5.00	$4.42
See notes to consolidated financial statements.

Consolidated Statement of Comprehensive Income

	Year Ended December 31,
(in millions)	2013	2012	2011
Net income	$329.8	$302.1	$270.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(15.0)	8.3	(12.1)
Pension and post retirement benefit plans’ service costs and net actuarial gains (losses), net of taxes of $(38.7), $(14.2) and $36.0	63.1	23.6	(58.1)
Unrealized (loss) gain on investments, net of taxes of $0.2, $0.1 and $(0.3)	(0.3)	(0.3)	0.5
Unrealized gain (loss) on cash flow hedges, net of taxes of $(0.1), $0.2 and $(0.3)	0.3	(0.3)	0.6
Other comprehensive income (loss)	48.1	31.3	(69.1)
Comprehensive income	377.9	333.4	201.1
Less: Comprehensive income attributable to noncontrolling interest	3.3	2.4	2.3
COMPREHENSIVE INCOME ATTRIBUTABLE TO HUBBELL	$374.6	$331.0	$198.8

See notes to consolidated financial statements.

HUBBELL INCORPORATED - Form 10-K	28

Back to Contents

Consolidated Balance Sheet

	At December 31,
(In millions, except share amounts)	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$740.7	$645.0
Short-term investments	10.1	8.8
Accounts receivable, net	440.9	405.2
Inventories, net	385.7	341.7
Deferred taxes and other	55.0	55.5
Total Current Assets	1,632.4	1,456.2
Property, Plant, and Equipment, net	377.1	364.7
Other Assets
Investments	35.8	36.7
Goodwill	800.4	755.5
Intangible assets, net	286.6	288.1
Other long-term assets	54.9	45.8
TOTAL ASSETS	$3,187.2	$2,947.0
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$0.3	$-
Accounts payable	225.9	213.1
Accrued salaries, wages and employee benefits	74.7	75.4
Accrued insurance	41.8	39.6
Other accrued liabilities	124.3	119.3
Total Current Liabilities	467.0	447.4
Long-term Debt	597.2	596.7
Other Non-Current Liabilities	208.2	235.0
TOTAL LIABILITIES	1,272.4	1,279.1
Commitments and Contingencies (see Note 15)
Hubbell Shareholders’ Equity
Common stock, par value $.01
Class A - Authorized 50,000,000 shares, outstanding 7,167,506 and 7,167,506 shares	0.1	0.1
Class B - Authorized 150,000,000 shares, outstanding 52,005,492 and 52,069,205 shares	0.5	0.5
Additional paid-in capital	44.2	64.0
Retained earnings	1,932.6	1,715.7
Accumulated other comprehensive loss	(71.0)	(119.1)
Total Hubbell Shareholders’ Equity	1,906.4	1,661.2
Noncontrolling interest	8.4	6.7
Total Equity	1,914.8	1,667.9
TOTAL LIABILITIES AND EQUITY	$3,187.2	$2,947.0

See notes to consolidated financial statements.

HUBBELL INCORPORATED - Form 10-K	29

Back to Contents

Consolidated Statement of Cash Flows

	Year Ended December 31,
(In millions)	2013	2012	2011
Cash Flows from Operating Activities
Net income	$329.8	$302.1	$270.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70.6	66.8	68.2
Deferred income taxes	13.3	27.5	18.8
Stock-based compensation	14.3	15.8	15.1
Tax benefit on stock-based awards	(8.4)	(15.6)	(8.2)
Loss (gain) on sale of assets	0.2	0.4	(3.9)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(30.9)	(1.8)	(51.6)
Increase in inventories	(25.9)	(11.8)	(16.4)
Increase (decrease) in current liabilities	1.7	(31.7)	46.5
Changes in other assets and liabilities, net	15.8	20.7	22.8
Contributions to qualified defined benefit pension plans	(3.2)	(22.6)	(22.7)
Other, net	4.5	(0.7)	(3.8)
NET CASH PROVIDED BY OPERATING ACTIVITIES	381.8	349.1	335.0
Cash Flows from Investing Activities
Capital expenditures	(58.8)	(49.1)	(55.4)
Acquisitions, net of cash acquired	(96.5)	(90.7)	(29.6)
Receipt of escrow funds from acquisition	-	6.8	-
Purchases of available-for-sale investments	(11.1)	(9.5)	(23.8)
Proceeds from sales of available-for-sale investments	10.5	19.4	9.4
Proceeds from disposition of assets	3.4	4.8	9.6
Other, net	1.4	2.2	3.3
NET CASH USED IN INVESTING ACTIVITIES	(151.1)	(116.1)	(86.5)
Cash Flows from Financing Activities
Issuance of short-term debt	0.4	0.2	1.4
Payment of short-term debt	(0.1)	(3.1)	-
Debt issuance costs	-	-	(1.1)
Payment of dividends	(109.5)	(122.3)	(90.1)
Payment of dividends to noncontrolling interest	(1.5)	(1.3)	(0.9)
Proceeds from exercise of stock options	2.4	24.8	21.9
Tax benefit on stock-based awards	8.4	15.6	8.2
Acquisition of common shares	(31.0)	(75.6)	(137.7)
NET CASH USED IN FINANCING ACTIVITIES	(130.9)	(161.7)	(198.3)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(4.1)	4.1	(1.3)
Increase in cash and cash equivalents	95.7	75.4	48.9
Cash and cash equivalents, beginning of year	645.0	569.6	520.7
Cash and cash equivalents, end of year	$740.7	$645.0	$569.6

See notes to consolidated financial statements.

HUBBELL INCORPORATED - Form 10-K	30

Back to Contents

Consolidated Statement of Changes in Equity

	For the Three Years Ended December 31, 2013, 2012 and 2011
					Accumulated
	Class A	Class B	Additional		Other	Total Hubbell	Non-
(In millions, except per	Common	Common	Paid-In	Retained	Comprehensive	Shareholders’	controlling
share amounts)	Stock	Stock	Capital	Earnings	Income (Loss)	Equity	interest
BALANCE AT DECEMBER 31, 2010	$0.1	$0.5	$201.3	$1,338.6	$(81.3)	$1,459.2	$4.3
Net income				267.9		267.9	2.3
Other comprehensive (loss) income					(69.1)	(69.1)
Stock-based compensation			15.1			15.1
Exercise of stock options			21.9			21.9
Income tax windfall from stock-based awards, net			8.1			8.1
Acquisition/surrender of common shares			(144.6)			(144.6)
Cash dividends declared ($1.52 per Class A & B shares)				(90.7)		(90.7)
Dividends to noncontrolling interest							(0.9)
BALANCE AT DECEMBER 31, 2011	0.1	0.5	101.8	1,515.8	(150.4)	1,467.8	5.7
Net income				299.7		299.7	2.4
Other comprehensive (loss) income					31.3	31.3
Stock-based compensation			15.4			15.4
Exercise of stock options			24.8			24.8
Income tax windfall from stock-based awards, net			15.1			15.1
Acquisition/surrender of common shares			(93.1)			(93.1)
Cash dividends declared ($1.68 per Class A & B shares)				(99.8)		(99.8)
Dividends to noncontrolling interest							(1.4)
BALANCE AT DECEMBER 31, 2012	0.1	0.5	64.0	1,715.7	(119.1)	1,661.2	6.7
Net income				326.5		326.5	3.3
Other comprehensive (loss) income					48.1	48.1
Stock-based compensation			13.5			13.5
Exercise of stock options			2.4			2.4
Income tax windfall from stock-based awards, net			8.4			8.4
Acquisition/surrender of common shares			(44.1)			(44.1)
Cash dividends declared ($1.85 per Class A & B shares)				(109.6)		(109.6)
Dividends to noncontrolling interest							(1.6)
BALANCE AT DECEMBER 31, 2013	$0.1	$0.5	$44.2	$1,932.6	$(71.0)	$1,906.4	$8.4

See notes to consolidated financial statements.

HUBBELL INCORPORATED - Form 10-K	31

Back to Contents

Notes to Consolidated Financial Statements

NOTE 1	Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Reclassifications

Certain reclassifications have been made in prior year financial statements and notes to conform to the current year presentation.

Principles of Consolidation

The Consolidated Financial Statements include all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company participates in two joint ventures, one of which is accounted for using the equity method, the other has been consolidated in accordance with the consolidation accounting guidance. An analysis is performed to determine which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”). The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE. The Company has a 50% interest in a joint venture in Hong Kong, established as Hubbell Asia Limited (“HAL”). The principal objective of HAL is to manage the operations of its wholly-owned manufacturing company in China. Under the accounting guidance, the Company is the primary beneficiary of HAL and as a result consolidates HAL. This determination is based on the fact that HAL’s sole business purpose is to manufacture product exclusively for the Company (the power criterion) and the Company is financially responsible for ensuring HAL maintains a fixed operating margin (the losses/benefit criterion). The consolidation of HAL is not material to the Company’s consolidated financial statements.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. Actual results could differ from the estimates that are used.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. The majority of the Company’s revenue is recognized at the time of shipment. The Company recognizes less than one percent of total annual consolidated net revenue from post shipment obligations and service contracts, primarily within the Electrical segment. Revenue is recognized under these contracts when the service is completed and all conditions of sale have been met. In addition, within the Electrical segment, certain businesses sell large and complex equipment which requires construction and assembly and occasionally has long lead times. It is customary in these businesses to require a portion of the selling price to be paid in advance of construction. These payments are treated as deferred revenue and are classified in Other accrued liabilities in the Consolidated Balance Sheet. Once the equipment is shipped to the customer and meets the revenue recognition criteria, the deferred revenue is recognized in the Consolidated Statement of Income.

Further, certain of our businesses account for sales discounts and allowances based on sales volumes, specific programs and customer deductions, as is customary in the electrical products industry. These items primarily relate to sales volume incentives, special pricing allowances, and returned goods. Sales volume incentives represent rebates with specific sales volume targets for specific customers. Certain distributors qualify for price rebates by subsequently reselling the Company’s products into select channels of end users. Following a distributor’s sale of an eligible product, the distributor submits a claim for a price rebate. Customers also have a right to return goods under certain circumstances which are reasonably estimable by affected businesses. Customer returns have historically ranged from 1%-3% of gross sales.

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

HUBBELL INCORPORATED - Form 10-K	32

Back to Contents

Investments

Investments in debt and equity securities are classified by individual security as available-for-sale, held-to-maturity or trading investments. Our available-for-sale investments, consisting of municipal bonds, are carried on the balance sheet at fair value with current period adjustments to carrying value recorded in Accumulated other comprehensive loss within Hubbell shareholders’ equity, net of tax. Realized gains and losses are recorded in income in the period of sale. The Company’s trading investments are carried on the balance sheet at fair value and consist primarily of debt and equity mutual funds. Gains and losses associated with these trading investments are reflected in the results of operations. The Company did not have any investments classified as held-to-maturity as of December 31, 2013 and 2012.

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

Capitalized Computer Software Costs

Capitalized computer software costs, net of amortization, were $10.9 million and $8.7 million at December 31, 2013 and 2012, respectively. This balance is reflected in Other long-term assets in the Consolidated Balance Sheet. Capitalized computer software costs primarily consist of purchased materials and services. Software is amortized on a straight-line basis over appropriate periods, generally five years. The Company recorded amortization expense of $4.3 million, $3.5 million and $4.8 million in 2013, 2012 and 2011, respectively, relating to capitalized computer software.

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

The Company’s intangible assets consist primarily of patents, tradenames and customer relationships. Intangible assets with definite lives are being amortized over periods generally ranging from 5-30 years. These definite lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The Company did not record any impairments related to its definite lived intangible assets in 2013, 2012 or 2011. The Company also has some tradenames that are considered to be indefinite-lived intangible assets. These indefinite-lived are not amortized and are tested for impairment annually, unless circumstances dictate the need for more frequent assessment.

In 2012, the accounting guidance related to testing indefinite lived intangible assets, other than goodwill, for impairment was amended. The amendment provides entities an option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the asset is not impaired, the entity would not need to calculate the fair value of the asset. The Company elected to bypass the qualitative assessment and proceeded directly to the determination of fair value of its indefinite lived intangibles which resulted in no impairment in 2013, 2012 or 2011.

Other Long-Lived Assets

The Company reviews depreciable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs,

HUBBELL INCORPORATED - Form 10-K	33

Back to Contents

the related estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, an impairment charge is recorded. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of impaired assets is determined using expected cash flow estimates, quoted market prices when available and appraisals as appropriate. The Company did not record any material impairment charges in 2013, 2012 or 2011.

Accrued Insurance

The Company retains a significant portion of the risks associated with workers’ compensation, medical, automobile and general liability insurance. The Company estimates self-insurance liabilities using a number of factors, including historical claims experience, demographic factors, severity factors and other actuarial assumptions. The accrued liabilities associated with these programs are based on the Company’s estimate of the ultimate costs to settle known claims as well as claims incurred but not reported as of the balance sheet date. The Company periodically reviews the assumptions with a third party actuary to determine the adequacy of these self-insurance reserves.

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

Research and Development

Research and development expenditures represent costs to discover and/or apply new knowledge in developing a new product, process, or in bringing about a significant improvement to an existing product or process. Research and development expenses are recorded as a component of Cost of goods sold. Expenses for research and development were approximately 2% of Cost of goods sold for each of the years 2013, 2012 and 2011.

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

Stock-Based Compensation

The Company recognizes the grant-date fair value of all stock-based awards on a straight-line basis over their respective requisite service periods (generally equal to an award’s vesting period), except for performance-based restricted stock awards which are expensed using the graded vesting attribution method. A stock-based award is considered vested for expense attribution purposes when the retention of the award is no longer contingent on providing subsequent service. Accordingly, the Company recognizes compensation cost immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period. The expense is recorded in Cost of goods sold and S&A expense in the Consolidated Statement of Income based on the recipients’ respective functions within the organization.

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

HUBBELL INCORPORATED - Form 10-K	34

Back to Contents

requirement for reporting net income or other comprehensive income, but requires additional disclosures about significant amounts reclassified out of accumulated other comprehensive income including the effect of the reclassification on the related net income line items. This amendment was adopted prospectively by the Company effective January 1, 2013. See also Note 19 — Accumulated Other Comprehensive Loss.

In March 2013, the FASB amended guidance related to a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. The adoption of this amendment did not have a material impact on the Company’s financial statements.

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

The Company periodically reviews acquisition targets that it believes will be a complementary strategic fit to its existing product portfolio. During 2013, the Company completed three acquisitions totaling $96.5 million, net of cash acquired which were added to the Electrical segment.

During the third quarter of 2013, the Company purchased all of the membership interests of Carmen Matthew, LLC (d/b/a “Norlux”), which specializes in the design and manufacture of custom LED solutions. Norlux was purchased for $14.9 million and has been added to the Electrical segment, resulting in the recognition of intangible assets of $4.3 million and goodwill of $8.1 million. The $4.3 million of intangible assets consists primarily of customer relationships and tradenames that will be amortized over a weighted average period of approximately 15 years. All of the goodwill associated with the Norlux acquisition is expected to be deductible for tax purposes.

During the second quarter of 2013, the Company purchased all of the outstanding common stock of Connector Manufacturing Company and Canadian Connector Corporation, collectively referred to as “CMC”, for $44.2 million, net of cash acquired. CMC manufactures and sells mechanical connectors and pole line hardware. This acquisition has been added to the Electrical segment and has resulted in the recognition of intangible assets of $6.0 million and goodwill of $22.2 million. The $6.0 million of intangible assets consists of tradenames and customer relationships that will be amortized over a weighted average period of approximately 19 years. None of the goodwill associated with the CMC acquisition is expected to be deductible for tax purposes.

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition related to these transactions:

Tangible assets acquired	$37.4
Intangible assets	21.3
Goodwill	49.6
Liabilities assumed	(11.8)
TOTAL CASH CONSIDERATION	$96.5

The Consolidated Financial Statements include the results of operations of the acquired businesses from their respective dates of acquisition. Net sales and earnings related to these acquisitions for the year ended December 31, 2013 were not significant to the consolidated results. Pro forma information related to these acquisitions has not been included because the impact to the Company’s consolidated results of operations was not material.

NOTE 3	Receivables and Allowances

Receivables consist of the following components at December 31, (in millions):

	2013	2012
Trade accounts receivable	$461.1	$421.2
Non-trade receivables	13.5	10.2
Accounts receivable, gross	474.6	431.4
Allowance for credit memos, returns, and cash discounts	(31.6)	(23.0)
Allowance for doubtful accounts	(2.1)	(3.2)
Total allowances	(33.7)	(26.2)
ACCOUNTS RECEIVABLE, NET	$440.9	$405.2

HUBBELL INCORPORATED - Form 10-K	35

Back to Contents
NOTE 4	Inventories

Inventories are classified as follows at December 31, (in millions):

	2013	2012
Raw material	$122.3	$118.4
Work-in-process	87.2	81.8
Finished goods	259.4	226.5
	468.9	426.7
Excess of FIFO over LIFO cost basis	(83.2)	(85.0)
INVENTORIES, NET	$385.7	$341.7

NOTE 5	Goodwill and Other Intangible Assets

Changes in the carrying amounts of goodwill for the years ended December 31, 2013 and 2012, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
BALANCE DECEMBER 31, 2011	$453.0	$274.3	$727.3
Acquisitions	18.6	7.7	26.3
Translation adjustments	3.0	(1.1)	1.9
BALANCE DECEMBER 31, 2012	$474.6	$280.9	$755.5
Acquisitions	49.6	-	49.6
Translation adjustments	(3.3)	(1.4)	(4.7)
BALANCE DECEMBER 31, 2013	$520.9	$279.5	$800.4

In 2013, the Company completed the acquisitions of Norlux, CMC and Continental within the Electrical segment for aggregate consideration of $96.5 million, net of cash received. These acquisitions have been accounted for as business combinations and have resulted in the recognition of $49.6 million of goodwill. See also Note 2 -Business Acquisitions.

The Company has not recorded any goodwill impairments since the initial adoption of the accounting guidance in 2002.

Identifiable intangible assets are recorded in Intangible assets and other in the Consolidated Balance Sheet. Identifiable intangible assets are comprised of the following (in millions):

	December 31, 2013		December 31, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$111.2	$(27.7)	$102.8	$(23.0)
Customer/agent relationships and other	222.2	(75.0)	212.7	(60.8)
TOTAL DEFINITE-LIVED INTANGIBLES	333.4	(102.7)	315.5	(83.8)
Indefinite-lived:
Tradenames and other	55.9	-	56.4	-
TOTAL INTANGIBLE ASSETS	$389.3	$(102.7)	$371.9	$(83.8)

Amortization expense associated with these definite-lived intangible assets was $19.9 million, $18.1 million and $16.6 million in 2013, 2012 and 2011, respectively. Amortization expense associated with these intangible assets is expected to be $19.5 million in 2014, $17.6 million in 2015, $16.9 million in 2016, $15.7 million in 2017 and $14 million in 2018.

HUBBELL INCORPORATED - Form 10-K	36

Back to Contents
NOTE 6	Investments

At December 31, 2013 and December 31, 2012, the Company had both available-for-sale and trading investments. The available-for-sale investments consisted entirely of municipal bonds while the trading investments were comprised primarily of debt and equity mutual funds. These investments are stated at fair market value based on current quotes.

The following table sets forth selected data with respect to the Company’s investments at December 31, (in millions):

	2013					2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-For-Sale Investments	$38.0	$0.6	$-	$38.6	$38.6	$38.5	$1.2	$-	$39.7	$39.7
Trading Investments	5.4	1.9	-	7.3	7.3	4.7	1.1	-	5.8	5.8
TOTAL INVESTMENTS	$43.4	$2.5	$-	$45.9	$45.9	$43.2	$2.3	$-	$45.5	$45.5

Contractual maturities of available-for-sale investments at December 31, 2013 were as follows (in millions):

	Amortized Cost	Fair Value
Available-For-Sale Investments
Due within 1 year	$10.0	$10.1
After 1 year but within 5 years	18.4	18.9
After 5 years but within 10 years	9.6	9.6
Due after 10 years	-	-
TOTAL	$38.0	$38.6

At December 31, 2013 and 2012, the total net of tax unrealized gains recorded relating to available-for-sale securities were $0.4 and $0.7 million, respectively. These net unrealized gains have been included in Accumulated other comprehensive loss, net of tax. Net unrealized gains relating to trading investments have been reflected in the results of operations. The cost basis used in computing the gain or loss on these securities was through specific identification. Gains and losses for both available-for-sale and trading securities were not material in 2013, 2012 and 2011.

NOTE 7	Property, Plant, and Equipment

Property, plant, and equipment, carried at cost, is summarized as follows at December 31, (in millions):

	2013	2012
Land	$44.4	$43.2
Buildings and improvements	243.6	234.8
Machinery, tools, and equipment	692.8	669.9
Construction-in-progress	24.1	24.5
Gross property, plant, and equipment	1,004.9	972.4
Less accumulated depreciation	(627.8)	(607.7)
NET PROPERTY, PLANT, AND EQUIPMENT	$377.1	$364.7

Depreciable lives on buildings range between 20-40 years. Depreciable lives on machinery, tools, and equipment range between 3-20 years. The Company recorded depreciation expense of $45.3 million, $44.1 million and $45.8 million for 2013, 2012 and 2011, respectively.

HUBBELL INCORPORATED - Form 10-K	37

Back to Contents
NOTE 8	Other Accrued Liabilities

Other accrued liabilities consists of the following at December 31, (in millions):

	2013	2012
Customer program incentives	$39.1	$34.7
Accrued income taxes	11.8	14.1
Deferred revenue	15.8	16.4
Other	57.6	54.1
TOTAL	$124.3	$119.3

NOTE 9	Other Non-Current Liabilities

Other non-current liabilities consists of the following at December 31, (in millions):

	2013	2012
Pensions	$78.9	$154.3
Other postretirement benefits	25.6	27.8
Deferred tax liabilities	66.7	16.9
Other	37.0	36.0
TOTAL	$208.2	$235.0

HUBBELL INCORPORATED - Form 10-K	38

Back to Contents
NOTE 10	Retirement Benefits

The Company has funded and unfunded non-contributory U.S. and foreign defined benefit pension plans. Benefits under these plans are generally provided based on either years of service and final average pay or a specified dollar amount per year of service. The US defined benefit pension plan has been closed to new participants since 2004, while the Canadian and UK defined benefit pension plans have been closed to new entrants since 2006 and 2007, respectively. These US, Canadian and UK employees are eligible instead for defined contribution plans.

The Company also has a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits have been discontinued for substantially all future retirees. The Company anticipates future cost-sharing changes for its discontinued plans that are consistent with past practices.

The Company uses a December 31 measurement date for all of its plans. There were no amendments made in 2013 or 2012 to the defined benefit pension plans which had a significant impact on the total pension benefit obligation.

The following table sets forth the reconciliation of beginning and ending balances of the benefit obligations and the plan assets for the Company’s defined benefit pension and other benefit plans at December 31, (in millions):

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$879.5	$832.4	$30.4	$33.7
Service cost	16.7	16.0	-	-
Interest cost	36.5	36.5	1.1	1.3
Plan participants’ contributions	0.7	0.7	-	-
Amendments	0.4	-	-	-
Actuarial loss (gain)	(69.2)	24.2	(1.4)	(2.4)
Currency impact	0.3	3.9	-	-
Other	(0.5)	(0.5)	(0.1)	-
Benefits paid	(36.2)	(33.7)	(1.9)	(2.2)
Benefit obligation at end of year	$828.2	$879.5	$28.1	$30.4
Change in plan assets
Fair value of plan assets at beginning of year	$726.3	$647.6	$-	$-
Actual return on plan assets	64.8	82.8	-	-
Employer contributions	8.0	25.1	-	-
Plan participants’ contributions	0.7	0.7	-	-
Currency impact	0.4	3.8	-	-
Benefits paid	(36.2)	(33.7)	-	-
Fair value of plan assets at end of year	$764.0	$726.3	$-	$-
FUNDED STATUS	$(64.2)	$(153.2)	$(28.1)	$(30.4)
Amounts recognized in the consolidated balance sheet consist of:
Prepaid pensions (included in Other long-term assets)	$18.7	$5.6	$-	$-
Accrued benefit liability (short-term and long-term)	(82.9)	(158.8)	(28.1)	(30.4)
NET AMOUNT RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET	$(64.2)	$(153.2)	$(28.1)	$(30.4)
Amounts recognized in Accumulated other comprehensive loss (income) consist of:
Net actuarial loss	$107.2	$208.9	$(0.9)	$0.4
Prior service cost (credit)	1.0	0.8	(6.2)	(7.1)
NET AMOUNT RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS	$108.2	$209.7	$(7.1)	$(6.7)

HUBBELL INCORPORATED - Form 10-K	39

Back to Contents

The accumulated benefit obligation for all defined benefit pension plans was $771.9 million and $824.1 million at December 31, 2013 and 2012, respectively. Information with respect to plans with accumulated benefit obligations in excess of plan assets is as follows, (in millions):

	2013	2012
Projected benefit obligation	$77.2	$765.9
Accumulated benefit obligation	$74.5	$725.0
Fair value of plan assets	$-	$607.1

As of December 31, 2013, all of the Company’s qualified defined benefit plans had assets in excess of the accumulated benefit obligation. As of December 31, 2012, half of these qualified defined benefit plans were underfunded on an accumulated benefit obligation basis.

The following table sets forth the components of pension and other benefit costs for the years ended December 31, (in millions):

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$16.7	$16.0	$13.6	$-	$-	$-
Interest cost	36.5	36.5	38.1	1.1	1.3	1.6
Expected return on plan assets	(46.7)	(39.9)	(41.8)	-	-	-
Amortization of prior service cost/(credit)	0.2	0.2	0.2	(1.0)	(1.0)	(1.0)
Amortization of actuarial losses	13.8	17.4	8.4	(0.1)	-	-
Curtailment and settlement losses (gains)	-	-	(0.1)	-	-	-
Net periodic benefit cost	$20.5	$30.2	$18.4	$-	$0.3	$0.6
Changes recognized in other comprehensive loss (income), before tax:
Current year net actuarial (gain)/loss	$(87.8)	$(19.1)	$99.8	$(1.4)	$(2.5)	$1.8
Current year prior service (cost)/credit	0.4	-	-	-	-	-
Amortization of prior service (cost)/credit	(0.2)	(0.2)	(0.2)	1.0	1.0	1.0
Amortization of net actuarial loss	(13.8)	(17.4)	(8.4)	0.1	-	-
Currency impact	(0.1)	(0.2)	0.1	-	-	-
Other adjustments	-	0.3	-	-	0.3	-
Total recognized in other comprehensive (income) loss	(101.5)	(36.6)	91.3	(0.3)	(1.2)	2.8
TOTAL RECOGNIZED IN NET PERIODIC PENSION COST AND OTHER COMPREHENSIVE LOSS (INCOME)	$(81.0)	$(6.4)	$109.7	$(0.3)	$(0.9)	$3.4
Amortization expected to be recognized through income during 2014
Amortization of prior service cost/(credit)	$0.2			$(1.0)
Amortization of net loss	3.5			(0.1)
TOTAL EXPECTED TO BE RECOGNIZED THROUGH INCOME DURING NEXT FISCAL YEAR	$3.7			$(1.1)

The Company also maintains six defined contribution pension plans. The total cost of these plans was $11.2 million in 2013, $10.5 million in 2012 and $9.7 million in 2011, excluding the employer match for the 401(k) plan. This cost is not included in the above net periodic benefit cost for the defined benefit pension plans.

As of December 31, 2012, the Company participated in four multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union represented employees. During 2013, the Company elected to withdraw from one of these multiemployer plans at a cost of $0.5 million. As of December 31, 2013, one of the three multiemployer defined benefit pension plans in which the Company participates is considered to be less than 65 percent funded. The Company’s total contributions to these plans were $0.9 million in 2013 and $0.7 million in both 2012 and 2011. These contributions represent more than five percent of the total contributions made to each of these plans during the past three years. After assessing future required contributions and/or the potential liabilities associated with withdrawing from these plans, the Company has concluded that none of these plans are significant.

HUBBELL INCORPORATED - Form 10-K	40

Back to Contents

Assumptions

The following assumptions were used to determine the projected benefit obligations at the measurement date and the net periodic benefit cost for the year:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	5.04%	4.22%	4.42%	4.60%	4.20%	4.40%
Rate of compensation increase	3.18%	3.11%	3.53%	3.00%	3.00%	3.50%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	4.22%	4.42%	5.38%	4.20%	4.40%	5.40%
Expected return on plan assets	6.70%	6.50%	7.00%	N/A	N/A	N/A
Rate of compensation increase	3.11%	3.53%	3.56%	3.00%	3.50%	3.50%

At the end of each year, the Company determines the appropriate expected return on assets for each plan based upon its strategic asset allocation (see discussion below). In making this determination, the Company utilizes expected returns for each asset class based upon current market conditions and expected risk premiums for each asset class.

The Company also determines the discount rate to be used to calculate the present value of pension plan liabilities at the end of each year. The discount rate for the Company’s U.S. and Canadian pension plans is determined by matching the expected cash flows associated with its benefit obligations to a yield curve based on high quality, fixed income debt instruments with maturities that closely match the expected funding period of its pension liabilities. This yield curve is derived using a bond matching approach which incorporates a selection of bonds that align with the Company’s projected benefit obligations. As of December 31, 2013, the Company used a discount rate of 5.1% for its U.S. pension plans compared to a discount rate of 4.2% used in 2012. For its Canadian pension plan, the Company used a discount rate of 4.75% compared to the 4.1% discount rate used in 2012.

For its UK pension plan the discount rate was derived using a yield curve fitted to the yields on AA bonds in the Barclays Capital Sterling Aggregate Corporate Index and uses sample plan cash flow data as a proxy to plan specific liability cash flows. The derived discount rate is the single discount rate equivalent to discounting these liability cash flows at the term-dependent spot rate of AA corporate bonds. This methodology resulted in a December 31, 2013 discount rate for the UK pension plan of 4.6% as compared to a discount rate of 4.5% used in 2012.

The rate of compensation increase assumption reflects the Company’s actual experience and best estimate of future increases.

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	Other Benefits
	2013	2012	2011
Assumed health care cost trend rates at December 31,
Health care cost trend assumed for next year	8.5%	8.8%	9.0%
Rate to which the cost trend is assumed to decline	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2028	2028	2028

Assumed health care cost trend rates have an effect on the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	One Percentage	One Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost	$0.1	$-
Effect on postretirement benefit obligation	$1.3	$(1.3)

HUBBELL INCORPORATED - Form 10-K	41

Back to Contents

Plan Assets

The Company’s combined targeted and actual domestic and foreign pension plans weighted average asset allocation at December 31, 2013 and 2012 by asset category are as follows:

	Percentage of Plan Assets
	Target	Actual
Asset Category	2014	2013	2012
Equity securities	28%	40%	40%
Debt securities & Cash	60%	43%	43%
Alternative Investments	12%	17%	17%
TOTAL	100%	100%	100%

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

Equity securities include Company common stock in the amounts of $35.0 million (5.3% of total domestic plan assets) and $27.6 million (4.4% of total domestic plan assets) at December 31, 2013 and 2012, respectively.

The fair value of the Company’s pension plan assets at December 31, 2013 and 2012, by asset category are as follows (in millions):

		Quoted Prices in Active	Quoted Prices in Active	Significant
		Markets for Identical	Market for Similar Asset	Unobservable Inputs
Asset Category	Total	Assets (Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$26.3	$26.3	$-	$-
Equity securities:
US Large-cap (a)	82.0	82.0	-	-
US Mid-cap and Small-cap Growth (b)	42.1	42.1	-	-
International Large-cap	105.3	105.3	-	-
Emerging Markets	40.4	40.4	-	-
Fixed Income Securities:
US Treasuries	66.8	66.8	-	-
Corporate Bonds (c)	119.4	119.4	-	-
Asset Backed Securities and Other	89.3	89.3	-	-
Derivatives:
Equity/Debt Futures (d)	60.1	-	60.1	-
Alternative Investment Funds (e)	132.3	-	-	132.3
BALANCE AT DECEMBER 31, 2013	$764.0	$571.6	$60.1	$132.3

HUBBELL INCORPORATED - Form 10-K	42

Back to Contents
		Quoted Prices in Active	Quoted Prices in Active	Significant
		Markets for Identical	Market for Similar Asset	Unobservable Inputs
Asset Category	Total	Assets (Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$45.9	$45.9	$-	$-
Equity securities:
US Large-cap (a)	86.1	86.1	-	-
US Mid-cap and Small-cap Growth (b)	31.7	31.7	-	-
International Large-cap	46.0	46.0	-	-
Emerging Markets	37.8	37.8	-	-
Fixed Income Securities:
US Treasuries	52.9	52.9	-	-
Corporate Bonds (c)	113.9	113.9	-	-
Asset Backed Securities and Other	122.6	122.6	-	-
Derivatives:
Equity/Debt Futures (d)	63.2	-	63.2	-
Alternative Investment Funds (e)	126.2	-	-	126.2
BALANCE AT DECEMBER 31, 2012	$726.3	$536.9	$63.2	$126.2
(a)	Includes an actively managed portfolio of large-cap US stocks.

(b)	Includes $35.0 million and $27.6 million of the Company’s common stock at December 31, 2013 and 2012, respectively, and an investment in actively managed mid-cap and small-cap US stocks.

(c)	Includes primarily investment grade bonds of US issuers from diverse industries.

(d)	Includes primarily large-cap US and foreign equity futures as well as short positions in US Treasuries to adjust the duration of the portfolio.

(e)	Includes investments in hedge funds, including fund of fund products.

The fair value of the Company’s alternative investment funds measured using significant unobservable inputs (Level 3) at December 31, 2013, are as follows (in millions):

Alternative
Investment Funds
BALANCE AT DECEMBER 31, 2011	$117.8
Actual return on plan assets:
Relating to assets still held at the reporting date	9.2
Relating to assets sold during the period	-
Purchases, sales and settlements, net	(0.8)
Transfers in and/or out of Level 3	-
BALANCE AT DECEMBER 31, 2012	$126.2
Actual return on plan assets:
Relating to assets still held at the reporting date	9.0
Relating to assets sold during the period	0.2
Purchases, sales and settlements, net	(3.1)
Transfers in and/or out of Level 3	-
BALANCE AT DECEMBER 31, 2013	$132.3

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

Contributions

Although not required under the Pension Protection Act of 2006, the Company may make a voluntary contribution to its qualified domestic defined benefit pension plans in 2014. The Company expects to contribute approximately $4.0 million to its foreign plans in 2014.

HUBBELL INCORPORATED - Form 10-K	43

Back to Contents

Estimated Future Benefit Payments

The following domestic and foreign benefit payments, which reflect future service, as appropriate, are expected to be paid as follows, (in millions):

	Pension
	Benefits	Other Benefits
2014	$37.5	$2.4
2015	$39.7	$2.4
2016	$42.4	$2.3
2017	$44.4	$2.2
2018	$47.1	$2.2
2019-2023	$267.7	$9.5

NOTE 11	Debt

The following table sets forth the Company’s long-term debt at December 31, (in millions):

	Maturity	2013	2012
Senior notes at 5.95%, net of unamortized discount	2018	$299.0	$298.7
Senior notes at 3.625%, net of unamortized discount	2022	298.2	298.0
		$597.2	$596.7

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

The 2018 Notes and the 2022 Notes are both fixed rate indebtedness, are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default under the indenture governing the 2018 Notes and 2022 Notes, as modified by the supplemental indentures creating such series, or upon a change in control event as defined in such indenture. The Company was in compliance with all of its covenants as of December 31, 2013.

During 2013 the Company entered into an uncommitted credit facility for a 12.6 million Chinese Renminbi line of credit to support its operations in China. At December 31, 2013, 2.1 million Chinese Renminbi (equivalent to $0.3 million) was outstanding under this line of credit. There were no borrowings outstanding at December 31, 2012 under this line of credit.

Other information related to short-term debt at December 31, is summarized below:

	2013	2012
Interest rate:
At year end	6.00%	N/A
Paid during the year (weighted average)	5.20%	18.45%

As of December 31, 2013, the Company’s $500 million revolving credit facility had not been drawn against. The credit facility, which serves as a backup to our commercial paper program, was scheduled to expire in October 2016. In March 2013, the facility was amended to extend the maturity date to March 2018. The interest rate applicable to borrowing under the credit agreement is generally either the prime rate or a surcharge over LIBOR. The single financial covenant in the $500 million credit facility, which the Company is in compliance with, requires that total debt not exceed 55% of total capitalization. Annual commitment fees to support availability under the credit facility are not material.

The Company also maintains other lines of credit that are primarily used to support the issuance of letters of credit. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. At December 31, 2013 and 2012 these lines totaled $60.4 million and $55.4 million, respectively, of which $37.5 million and $36.6 million was unused. The annual commitment fees associated with these lines of credit are not material.

Interest and fees paid related to total indebtedness was $29.7 million, $29.8.million and $29.3 million in 2013, 2012, and 2011, respectively.

HUBBELL INCORPORATED - Form 10-K	44

Back to Contents
NOTE 12	Income Taxes

The following table sets forth selected data with respect to the Company’s income tax provisions for the years ended December 31, (in millions):

	2013	2012	2011
Income before income taxes:
United States	$360.8	$330.2	$282.5
International	113.0	111.6	107.3
TOTAL INCOME BEFORE INCOME TAXES	$473.8	$441.8	$389.8
Provision for income taxes — current:
Federal	$94.6	$66.4	$61.7
State	15.1	12.8	9.7
International	21.0	33.0	29.4
Total provision-current	130.7	112.2	100.8
Provision for income taxes — deferred:
Federal	$14.4	$25.6	$23.3
State	0.1	1.8	(0.3)
International	(1.2)	0.1	(4.2)
Total provision — deferred	13.3	27.5	18.8
TOTAL PROVISION FOR INCOME TAXES	$144.0	$139.7	$119.6

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. The components of the deferred tax assets/(liabilities) at December 31, were as follows (in millions):

	2013	2012
Deferred tax assets:
Inventory	$4.7	$8.3
Income tax credits	31.3	34.4
Accrued liabilities	19.0	17.7
Pension	23.4	50.8
Postretirement and post employment benefits	11.0	11.6
Stock-based compensation	10.1	9.9
Net operating loss carryforwards	53.1	64.3
Miscellaneous other	3.4	4.5
Gross deferred tax assets	156.0	201.5
Valuation allowance	(28.5)	(26.1)
Total deferred tax assets, net of valuation allowance	$127.5	$175.4
Deferred tax liabilities:
Acquisition basis difference	(123.3)	(120.5)
Property, plant, and equipment	(40.4)	(37.4)
Total deferred tax liabilities	$(163.7)	$(157.9)
TOTAL NET DEFERRED TAX (LIABILITY) ASSET	$(36.2)	$17.5
Deferred taxes are reflected in the Consolidated Balance Sheet as follows:
Current tax assets (included in Deferred taxes and other)	$31.0	$32.7
Non-current tax assets (included in Other long-term assets)	1.0	1.7
Current tax liabilities (included in Other accrued liabilities)	(1.5)	-
Non-current tax liabilities (included in Other Non-current liabilities)	(66.7)	(16.9)
TOTAL NET DEFERRED TAX (LIABILITY) ASSET	$(36.2)	$17.5

As of December 31, 2013, the Company had a total of $31.3 million of Federal, State (net of Federal benefit) and foreign (fully valued) tax credit carryforwards, available to offset future income taxes. As of December 31, 2013, $8.0 million of the tax credits may be carried forward indefinitely while the remaining $23.3 million will begin to expire at various times in 2014 through 2029. As of December 31, 2013, the Company had recorded tax benefits totaling $53.1 million for Federal, State and foreign net operating loss carryforwards (“NOLs”). As of December 31, 2013, $14.7 million of NOLs may be carried forward indefinitely while the remaining $38.4 million will begin to expire at various times in 2016 through 2031. The tax benefit related to a portion of these NOLs has been adjusted to reflect an “ownership change” pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the utilization of pre-acquisition operating losses. The Company has recorded a net valuation allowance of $28.5 million for the portion of the foreign tax and state tax credit carryforwards and foreign NOLs that the Company anticipates will expire prior to utilization. The increase in the valuation allowance primarily relates to current year losses which have resulted in additional NOLs in foreign jurisdictions. The income tax credits and NOL carryforwards at December 31, 2012 have been revised to reflect the deferred balances and corresponding valuation allowances that had previously been reported net, resulting in no change to the net deferred tax assets at December 31, 2012.

At December 31, 2013, income and withholding taxes have not been provided on approximately $650 million of undistributed international earnings that are permanently reinvested in international operations. If such earnings were not indefinitely reinvested, a tax liability of approximately $140 million would be recognized.

Cash payments of income taxes were $127.2 million, $113.2 million and $80.1 million in 2013, 2012, and 2011, respectively.

HUBBELL INCORPORATED - Form 10-K	45

Back to Contents

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The IRS and other tax authorities routinely audit the Company’s tax returns. These audits can involve complex issues which may require an extended period of time to resolve. The IRS is currently conducting an audit of the Company’s 2010 and 2011 federal income tax returns. We expect to conclude the 2010 and 2011 audit within the next twelve months. With few exceptions, the Company is no longer subject to state, local, or non-U.S. income tax examinations by tax authorities for years prior to 2006.

The following tax years, by major jurisdiction, are still subject to examination by taxing authorities:

Jurisdiction	Open Years
United States	2010-2013
Canada	2010-2013
UK	2009-2013

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2013	2012	2011
Unrecognized tax benefits at beginning of year	$13.5	$27.6	$25.2
Additions based on tax positions relating to the current year	2.2	1.8	2.7
Reductions based on expiration of statute of limitations	(1.5)	(9.6)	(1.3)
Additions to tax positions relating to previous years	2.1	0.8	1.2
Settlements	(1.5)	(7.1)	(0.2)
TOTAL UNRECOGNIZED TAX BENEFITS	$14.8	$13.5	$27.6

Included in the balance at December 31, 2013 are $10.0 million of tax positions which, if in the future are determined to be recognizable, would affect the annual effective income tax rate. Additionally, there are $1.3 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the applicable taxing authority to an earlier period. It is reasonably possible that in the next twelve months, because of changes in facts and circumstances, the unrecognized tax benefits may decrease. The Company estimates that the possible decrease is up to $3.0 million. The Company has classified the amount of unrecognized tax positions that are expected to settle within the next twelve months as a current liability.

The Company’s policy is to record interest and penalties associated with the underpayment of income taxes within Provision for income taxes in the Consolidated Statement of Income. The Company recognized expense (benefit), before federal tax impact, related to interest and penalties of approximately $(0.2) million in 2013, $(0.5) million in 2012 and $0.4 million 2011. The Company had $1.2 million and $1.4 million accrued for the payment of interest and penalties as of December 31, 2013 and December 31, 2012, respectively.

The consolidated effective income tax rate varied from the United States federal statutory income tax rate for the years ended December 31, as follows:

	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.1	1.8	1.4
Foreign income taxes	(3.6)	(3.4)	(3.6)
Other, net	(3.1)	(1.8)	(2.1)
CONSOLIDATED EFFECTIVE INCOME TAX RATE	30.4%	31.6%	30.7%

On January 2, 2013 the American Taxpayers Relief Act of 2012 (2012 Tax Act) was enacted. The benefits related the 2012 Tax Act are not reflected in the 2012 effective income tax rate calculation above, as they were recorded in the first quarter of 2013, the period of enactment.

NOTE 13	Financial Instruments

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to significant concentrations of credit risk consist of trade receivables, cash equivalents and investments. The Company grants credit terms in the normal course of business to its customers. Due to the diversity of its product lines, the Company has an extensive customer base including electrical distributors and wholesalers, electric utilities, equipment manufacturers, electrical contractors, telecommunication companies and retail and hardware outlets. No single customer accounted for more than 10% of total sales in any year during the three years ended December 31, 2013. However, the Company’s top ten customers account for approximately one-third of its net sales. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers. Bad debt write-offs have historically been minimal. The Company places its cash and cash equivalents with financial institutions and limits the amount of exposure in any one institution.

Fair Value: The carrying amounts reported in the Consolidated Balance Sheet for cash and cash equivalents, short-term investments, receivables, bank borrowings, accounts payable and accruals approximate their fair values given the immediate or short-term nature of these items. See also Note 6 — Investments and Note 14 – Fair Value Measurement.

HUBBELL INCORPORATED - Form 10-K	46

Back to Contents
NOTE 14	Fair Value Measurement

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

The following table shows, by level within the fair value hierarchy, the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2013 and 2012 (in millions):

Asset (Liability)	Quoted Prices in Active Markets	Quoted Prices in Active Markets
December 31, 2013	for Identical Assets (Level 1)	for Similar Assets (Level 2)	Total
Money market funds (a)	$482.2	$-	$482.2
Available for sale investments	38.6	-	38.6
Trading securities	7.3	-	7.3
Deferred compensation plan liabilities	(7.3)	-	(7.3)
Derivatives:
Forward exchange contracts	-	0.4	0.4
	$520.8	$0.4	$521.2

	Quoted Prices in Active Markets	Quoted Prices in Active Markets
December 31, 2012	for Identical Assets (Level 1)	for Similar Assets (Level 2)	Total
Money market funds (a)	$423.6	$-	$423.6
Available for sale investments	39.7	-	39.7
Trading securities	5.8	-	5.8
Deferred compensation plan liabilities	(5.8)	-	(5.8)
Derivatives:
Forward exchange contracts	-	(0.2)	(0.2)
	$463.3	$(0.2)	$463.1
(a)	Money market funds are included in Cash and cash equivalents in the Consolidated Balance Sheet.

The methods and assumptions used to estimate the Level 2 fair values were as follows:

Forward exchange contracts – The fair value of forward exchange contracts were based on quoted forward foreign exchange prices at the reporting date.

During 2013 and 2012, there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. At December 31, 2013 and December 31, 2012, the Company did not have any financial assets or liabilities that fell within the Level 3 hierarchy.

Investments

At December 31, 2013 and December 31, 2012, the Company had $38.6 million and $39.7 million, respectively, of municipal bonds classified as available-for-sale securities. The Company also had $7.3 million and $5.8 million of trading securities at December 31, 2013 and December 31, 2012, respectively. These investments are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

Deferred compensation plan

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During 2013 and 2012, the Company purchased $0.9 million and $1.3 million, respectively, of trading securities related to these deferred compensation plans. As a result of participant distributions, the Company sold $0.2 million of these trading securities in 2013. There were no distributions or sales in 2012. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

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

The fair values of derivative instruments in the Consolidated Balance Sheet are as follows (in millions):

	Asset/(Liability) Derivatives
		Fair Value
Derivatives designated as hedges	Balance Sheet Location	December 31, 2013	December 31, 2012
Forward exchange contracts designated as cash flow hedges	Other accrued liabilities	$-	$(0.2)
Forward exchange contracts designated as cash flow hedges	Deferred taxes and other	0.4	-
		$0.4	$(0.2)

HUBBELL INCORPORATED - Form 10-K	47

Back to Contents

Forward exchange contracts

In 2013 and 2012, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases by one of its Canadian subsidiaries. As of December 31, 2013, the Company had 18 individual forward exchange contracts for a notional $1.0 million each, which have various expiration dates through December 2014. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

Interest rate locks

Prior to the issuance of long-term notes in 2010 and 2008, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2010 interest rate lock resulted in a $1.6 million loss while the 2008 interest rate lock resulted in a $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. The amortization associated with these interest rate locks is reclassified from Accumulated other comprehensive loss to Interest expense in the Consolidated Statement of Income. The amortization reclassification for the years ended December 31, 2013 and 2012 was not material. As of both December 31, 2013 and December 31, 2012 there was $0.4 million of net unamortized losses reflected in Accumulated other comprehensive loss.

The following table summarizes the results of cash flow hedging relationships for years ended December 31, (in millions):

	Derivative Gain/(Loss) Recognized in
	Accumulated Other Comprehensive Loss,		Location of Gain/(Loss)	Gain/(Loss) Reclassified into Earnings
	net of tax		Reclassified into Income	(Effective Portion)
Derivative Instrument	2013	2012	(Effective Portion)	2013	2012
Forward exchange contract	$0.6	$(0.5)	Cost of goods sold	$0.4	$(0.1)

There was no hedge ineffectiveness with respect to the forward exchange cash flow hedges during 2013, 2012 and 2011.

Long-term Debt

The total carrying value of long-term debt as of December 31, 2013 and 2012 was $597.2 million and $596.7 million, respectively, net of unamortized discount. As of December 31, 2013 and 2012, the estimated fair value of the long-term debt was $631.0 million and $682.7 million, respectively, based on quoted market prices. The Company’s long-term debt falls within level 2 of the fair value hierarchy.

NOTE 15	Commitments and Contingencies

Legal and Environmental

The Company is subject to various legal proceedings arising in the normal course of its business. These proceedings include claims for damages arising out of use of the Company’s products, intellectual property, workers’ compensation and environmental matters. The Company is self-insured up to specified limits for certain types of claims, including product liability and workers’ compensation, and is fully self-insured for certain other types of claims, including environmental and intellectual property matters. The Company recognizes a liability for any contingency that in management’s judgment is probable of occurrence and can be reasonably estimated. We continually reassess the likelihood of adverse judgments and outcomes in these matters, as well as estimated ranges of possible losses based upon an analysis of each matter which includes consideration of outside legal counsel and, if applicable, other experts.

The Company is currently involved in litigation with Powerweb Energy, Inc. as more fully described in Item 3 “Legal Proceedings” of this Annual Report on Form 10-K. The Company believes it has meritorious defenses against all claims and it will continue to vigorously defend itself in this matter. During 2013, the Company recorded an accrual equal to the low end of its estimated range of outcome. In addition, the Company does not believe the outcome will result in a material amount in excess of the existing accrual. Given the inherent uncertainty of litigation, however, the ultimate resolution of this matter remains unclear and could have a material adverse effect on the Company’s financial position, liquidity, and results of operations.

The Company is subject to environmental laws and regulations which may require that it investigate and remediate the effects of potential contamination associated with past and present operations as well as those acquired through business combinations. Environmental liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The Company continues to monitor these environmental matters and revalues its liabilities as necessary. Total environmental liabilities were $12.3 million and $12.5 million as of December 31, 2013 and 2012, respectively.

The Company accounts for conditional asset retirement and environmental obligations in accordance with the applicable accounting guidance. The accounting guidance defines “conditional asset retirement obligation” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Asset retirement obligations were not material as of December 31, 2013 and 2012.

Leases

Total rental expense under operating leases was $23.2 million in 2013, $21.9 million in 2012 and $21.7 million in 2011. The minimum annual rentals on non-cancelable, long-term, operating leases in effect at December 31, 2013 are expected to approximate $15.5 million in 2014, $11.4 million in 2015, $8.6 million in 2016, $5.7 million in 2017, $4.4 million in 2018 and $17.0 million thereafter. The Company’s leases primarily consist of operating leases for buildings or equipment. The terms for building leases typically range from 5-25 years with 5-10 year renewal periods.

HUBBELL INCORPORATED - Form 10-K	48

Back to Contents
NOTE 16	Capital Stock

Activity in the Company’s common shares outstanding is set forth below for the three years ended December 31, 2013 (in thousands):

	Common Stock
	Class A	Class B
OUTSTANDING AT DECEMBER 31, 2010	7,167	53,601
Exercise of stock options/stock appreciation rights	-	638
Director compensation arrangements, net	-	8
Restricted/performance shares activity, net of forfeitures	-	140
Acquisition/surrender of shares	-	(2,316)
OUTSTANDING AT DECEMBER 31, 2011	7,167	52,071
Exercise of stock options/stock appreciation rights	-	804
Director compensation arrangements, net	-	18
Restricted/performance shares activity, net of forfeitures	-	197
Acquisition/surrender of shares	-	(1,021)
OUTSTANDING AT DECEMBER 31, 2012	7,167	52,069
Exercise of stock options/stock appreciation rights	-	157
Director compensation arrangements, net	-	16
Restricted/performance shares activity, net of forfeitures	-	138
Acquisition/surrender of shares	-	(375)
OUTSTANDING AT DECEMBER 31, 2013	7,167	52,005

Repurchased shares are retired when acquired and the purchase price is charged against par value and additional paid-in capital. Shares may be repurchased through the Company’s stock repurchase program, acquired by the Company from employees under the Hubbell Incorporated Stock Option Plan for Key Employees (the “Option Plan”) or surrendered to the Company by employees in settlement of their minimum tax liability on vesting of restricted shares and performance shares under the Hubbell Incorporated 2005 Incentive Award Plan as amended and restated, (the “Award Plan”). Class A Common shares have twenty votes per share, while Class B Common shares have one vote per share. In addition, the Company has 5.9 million authorized shares of preferred stock; no preferred shares are outstanding.

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

Shares of the Company’s common stock were reserved at December 31, 2013 as follows (in thousands):

	Common Stock		Preferred Stock
	Class A	Class B
Exercise of outstanding stock options	-	51	-
Future grant of stock-based compensation	-	1,807	-
Exercise of stock purchase rights	-	-	59
Shares reserved under other equity compensation plans	-	110	-
TOTAL	-	1,968	59

HUBBELL INCORPORATED - Form 10-K	49

Back to Contents
NOTE 17	Stock-Based Compensation

As of December 31, 2013, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. Accordingly, the Company recognizes compensation cost immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

The Company’s long-term incentive program for awarding stock-based compensation uses a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s Class B Common Stock pursuant to the Award Plan. Under the Award Plan, the Company may authorize up to 6.9 million shares of Class B Common Stock in settlement of restricted stock, performance shares, SARs or any-post 2004 grants of stock options. The Company issues new shares for settlement of any stock-based awards. In 2013, the Company granted stock-based awards using a combination of restricted stock, SARs and performance shares.

In 2013, 2012 and 2011, the Company recorded $14.3 million, $15.8 million and $15.1 million of stock-based compensation costs, respectively. Of the total 2013 expense, $13.4 million was recorded to S&A expense and $0.9 million was recorded to Cost of goods sold. In 2012 and 2011, $15.1 million and $14.4 million, respectively, was recorded to S&A expense and $0.7 million in both 2012 and 2011, was recorded to Cost of goods sold. Stock-based compensation costs capitalized to inventory was $0.2 million in 2013, 2012 and 2011. The Company recorded income tax benefits of approximately $8.3 million, $17.6 million and $7.1 million in 2013, 2012 and 2011, respectively, related to stock-based compensation. At December 31, 2013, these benefits are recorded as either a deferred tax asset in Deferred taxes and other or in Other accrued liabilities in the Consolidated Balance Sheet. As of December 31, 2013, there was $23.6 million, pretax, of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized through 2016.

Each of the compensation arrangements is discussed below.

Restricted Stock

Stock Issued to Employees

The Company issues both service-based restricted stock awards as well as performance-based restricted stock awards. Service-based restricted stock awards are expensed on a straight-line basis over the requisite service period while performance-based restricted stock awards are expensed on a graded basis over the requisite service period and are contingent upon meeting certain performance conditions. Restricted stock granted is not transferable and is subject to forfeiture in the event of the recipient’s termination of employment prior to vesting. The restricted stock generally vests in one-third increments annually for three years on each anniversary of the date of grant. Restricted stock awards are considered outstanding at the time of grant, as the award holders are entitled to dividends and voting rights. Unvested restricted stock awards are considered participating securities in computing earnings per share. The restricted stock fair values are measured using the average between the high and low trading prices of the Company’s Class B Common Stock on the most recent trading day immediately preceding the grant date (“measurement date”).

Stock Issued to Non-employee Directors

In 2013, 2012 and 2011, each non-employee director received a grant of Class B Common Stock. These grants were made on the date of the annual meeting of shareholders and vested or will vest at the following year’s annual meeting of shareholders, upon a change of control or termination of service by reason of death. These shares will be subject to forfeiture if the director’s service terminates prior to the date of the next regularly scheduled annual meeting of shareholders to be held in the following calendar year. During the years 2013, 2012 and 2011, the Company issued to non-employee directors 12,474 shares, 13,980 shares, and 12,568 shares, respectively.

Activity related to both employee and non-employee restricted stock for the year ended December 31, 2013 is as follows (in thousands, except per share amounts):

		Weighted Average Grant Date
	Shares	Fair Value/Share
RESTRICTED STOCK AT DECEMBER 31, 2012	208	$73.63
Shares granted	82	105.83
Shares vested	(118)	71.61
Shares forfeited	(5)	65.50
RESTRICTED STOCK AT DECEMBER 31, 2013	167	$91.17

The weighted average fair value per share of restricted stock granted during the years 2013, 2012 and 2011 was $105.83, $82.18 and $65.10, respectively. The total fair value of restricted stock vested during the years 2013, 2012 and 2011 was $8.4 million, $8.9 million and $8.7 million, respectively.

HUBBELL INCORPORATED - Form 10-K	50

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

Activity related to SARs for the year ended December 31, 2013 is as follows (in thousands, except per share amounts):

	Number of	Weighted Average	Weighted Average Remaining	Aggregate Intrinsic
	Rights	Exercise Price	Contractual Term	Value
OUTSTANDING AT DECEMBER 31, 2012	1,633	$59.44
Granted	247	107.60
Exercised	(341)	47.97
Forfeited	(8)	72.59
OUTSTANDING AT DECEMBER 31, 2013	1,531	$69.68	7.4 YEARS	$60,017
EXERCISABLE AT DECEMBER 31, 2013	960	$57.56	6.3 YEARS	$49,274

The aggregated intrinsic value of SARs exercised during 2013, 2012 and 2011 was $16.4 million, $32.5 million and $12.0 million, respectively.

The fair value of each SAR award was measured using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions used in estimating the fair value of the SARs granted during the years 2013, 2012 and 2011.

	Expected	Expected	Risk Free	Expected	Weighted Avg. Grant Date
	Dividend Yield	Volatility	Interest Rate	Term	Fair Value of 1 SAR
2013	1.9%	28.3%	1.6%	5.4 Years	$24.58
2012	2.0%	29.4%	0.7%	5.5 Years	$18.13
2011	2.6%	30.2%	1.1%	5.5 Years	$13.70

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

In December 2013, 2012 and 2011, the Company granted 30,730; 38,656 and 39,456 performance shares, respectively. The grants’ performance conditions are subject to the achievement of certain market-based criteria. Performance at target will result in vesting and issuance of the number of performance shares granted, equal to 100% payout. Performance below or above target can result in issuance in the range of 0%-200% of the number of shares granted.

In February 2014, the Company paid out 58,754 shares related to its December 2010 performance award grant. The performance period associated with this award was from January 1, 2011 through December 31, 2013 and was based upon the Company’s total return to shareholders (“TSR”) compared to the TSR generated by the other companies that comprise the S&P Mid-Cap 400 Index. The February 2014 payout was based upon achieving 200% of the market-based criteria. The fair value of the December 2010 performance awards at vesting was  $7.0 million.

The fair value of the market-based criteria for the fiscal year 2013, 2012 and 2011 performance share awards was determined based upon a lattice model. The following table summarizes the related assumptions used to determine the fair values of the performance shares with respect to the market-based criteria. Expected volatilities are based on historical volatilities of the Company’s stock over a three year period. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term of the award.

	Stock Price on	Dividend	Expected	Risk Free	Expected	Weighted Avg. Grant
	Measurement Date	Yield	Volatility	Interest Rate	Term	Date Fair Value
2013	$107.87	1.9%	33.8%	0.6%	3 Years	$130.33
2012	$83.73	2.0%	27.3%	0.4%	3 Years	$100.77
2011	$64.48	2.4%	35.9%	0.4%	3 Years	$83.12

Total stock-based compensation expense recorded related to performance share awards was $2.5 million, $2.7 million and $2.1 million in 2013, 2012 and 2011, respectively. There has been no stock based compensation recorded related to the 2013 performance award as the service inception date for this particular award begins on January 1, 2014.

HUBBELL INCORPORATED - Form 10-K	51

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

Stock option activity for the year ended December 31, 2013 is set forth below (in thousands, except per share amounts):

	Number of	Weighted Average	Weighted Average Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
OUTSTANDING AT DECEMBER 31, 2012	104	$46.99
Exercised	(53)	46.05
OUTSTANDING AT DECEMBER 31, 2013	51	$47.95	0.9 YEARS	$3,139
EXERCISABLE AT DECEMBER 31, 2013	51	$47.95	0.9 YEARS	$3,139

The aggregate intrinsic value of stock options exercised during 2013, 2012 and 2011 was $2.9 million, $16.5 million and $12.0 million, respectively. Cash received from option exercises was $2.4 million, $24.8 million and $21.9 million for 2013, 2012 and 2011, respectively.

The Company recorded realized tax benefits from equity-based awards of $8.4 million, $15.6 million, and $8.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. These realized tax benefits have been reflected in Cash Flows From Financing Activities.

NOTE 18	Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

The following table sets forth the computation of earnings per share for the three years ended December 31 (in millions, except per share amounts):

	2013	2012	2011
Numerator:
Net income attributable to Hubbell	$326.5	$299.7	$267.9
Less: Earnings allocated to participating securities	1.0	1.0	1.0
Net income available to common shareholders	$325.5	$298.7	$266.9
Denominator:
Average number of common shares outstanding	59.1	59.1	59.7
Potential dilutive shares	0.5	0.7	0.7
Average number of diluted shares outstanding	59.6	59.8	60.4
Earnings per share:
Basic	$5.51	$5.05	$4.47
Diluted	$5.47	$5.00	$4.42

The Company did not have any significant anti-dilutive securities in 2013, 2012 or 2011.

NOTE 19	Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the year ended December 31, 2013 is provided below (in millions):

		Unrealized	Pension and
	Cash Flow	Gain (loss) on	Post Retirement	Cumulative
	Hedge (loss)	Available-for-	Benefit Plan	Translation
(Debit) credit	Gain	Sale Securities	Adjustment	Adjustment	Total
BALANCE AT DECEMBER 31, 2012	$(0.5)	$0.7	$(130.1)	$10.8	$(119.1)
Other comprehensive income (loss) before Reclassifications	0.6	(0.3)	54.8	(15.0)	40.1
Amounts reclassified from accumulated other comprehensive loss	(0.3)	-	8.3	-	8.0
Current period other comprehensive income (loss)	0.3	(0.3)	63.1	(15.0)	48.1
BALANCE AT DECEMBER 31, 2013	$(0.2)	$0.4	$(67.0)	$(4.2)	$(71.0)

HUBBELL INCORPORATED - Form 10-K	52

Back to Contents

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the year ended December 31, 2013 is provided below (in millions):

	Year Ended		Location of Gain (Loss)
Details about Accumulated Other Comprehensive Loss Components	December 31		Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$0.4		Cost of goods sold
	0.4		Total before tax
	(0.1)		Tax (expense) benefit
	$0.3		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.8	(a)
Actuarial gains/(losses)	(13.7	)(a)
	(12.9)		Total before tax
	4.6		Tax benefit (expense)
	$(8.3)		(Loss) gain net of tax
Losses reclassified into earnings	$(8.0)		(Loss) gain net of tax
(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 10 - Retirement Benefits for additional details).

NOTE 20	Industry Segments and Geographic Area Information

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

The Electrical segment is comprised of businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, connector and grounding products, lighting fixtures and controls, and other electrical equipment. The products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians, and telecommunications companies. In addition, certain businesses design and manufacture a variety of high voltage test and measurement equipment, industrial controls and communication systems used in the non-residential and industrial markets. Many of these products are designed such that they can also be used in harsh and hazardous locations where a potential for fire and explosion exists due to the presence of flammable gasses and vapors. Harsh and hazardous products are primarily used in the oil and gas (onshore and offshore) and mining industries. There are also a variety of lighting fixtures, wiring devices and electrical products that have residential and utility applications. These products are primarily sold through electrical and industrial distributors, home centers, some retail and hardware outlets, lighting showrooms and residential product oriented internet sites. Special application products are sold primarily through wholesale distributors to contractors, industrial customers and OEMs. High voltage products are also sold direct to customers through our sales engineers.

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

Financial Information

Financial information by industry segment, product class and geographic area for the three years ended December 31, 2013, is summarized below (in millions). When reading the data the following items should be noted:

•	Net sales comprise sales to unaffiliated customers — inter-segment and inter-area sales are not significant.

•	Segment operating income consists of net sales less operating expenses, including total corporate expenses, which are generally allocated to each segment on the basis of the segment’s percentage of consolidated net sales. Interest expense and investment income and other expense, net have not been allocated to segments as these items are centrally managed by the Company.

•	General corporate assets not allocated to segments are principally cash, prepaid pensions, investments and deferred taxes. These assets have not been allocated as they are centrally managed by the Company.

HUBBELL INCORPORATED - Form 10-K	53

Back to Contents

INDUSTRY SEGMENT DATA

	2013	2012	2011
Net Sales:
Electrical	$2,262.6	$2,114.6	$2,004.2
Power	921.3	929.8	867.4
TOTAL NET SALES	$3,183.9	$3,044.4	$2,871.6
Operating Income:
Electrical	$341.1	$303.7	$282.0
Power	166.5	168.1	141.8
Operating income	507.6	471.8	423.8
Interest expense	(30.8)	(30.8)	(30.9)
Investment income and other expense, net	(3.0)	0.8	(3.1)
INCOME BEFORE INCOME TAXES	$473.8	$441.8	$389.8
Assets:
Electrical	$1,813.8	$1,659.2	$1,558.2
Power	707.0	710.4	659.8
General Corporate	666.4	577.4	628.5
TOTAL ASSETS	$3,187.2	$2,947.0	$2,846.5
Capital Expenditures:
Electrical	$32.4	$27.1	$35.9
Power	25.0	20.4	16.5
General Corporate	1.4	1.6	3.0
TOTAL CAPITAL EXPENDITURES	$58.8	$49.1	$55.4
Depreciation and Amortization:
Electrical	$48.0	$45.8	$47.1
Power	22.6	21.0	21.1
TOTAL DEPRECIATION AND AMORTIZATION	$70.6	$66.8	$68.2

PRODUCT CLASS DATA

	2013	2012	2011
Net Sales:
Electrical Systems	$1,466.4	$1,376.1	$1,271.4
Lighting	796.2	738.5	732.8
Power	921.3	929.8	867.4
TOTAL NET SALES	$3,183.9	$3,044.4	$2,871.6

GEOGRAPHIC AREA DATA

	2013	2012	2011
Net Sales:
United States	$2,687.6	$2,541.6	$2,381.5
International	496.3	502.8	490.1
TOTAL NET SALES	$3,183.9	$3,044.4	$2,871.6
Operating Income:
United States	$417.5	$383.8	$338.0
International	90.1	88.0	85.8
TOTAL OPERATING INCOME	$507.6	$471.8	$423.8
Long-lived Assets:
United States	$1,341.4	$1,225.4	$1,185.4
International	212.3	227.0	225.1
TOTAL LONG-LIVED ASSETS	$1,553.7	$1,452.4	$1,410.5

On a geographic basis, the Company defines “international” as operations based outside of the United States and its possessions. As a percentage of total net sales, shipments from foreign operations directly to third parties were 16% in 2013 and 17% in 2012 and 2011, with the Canada, UK and Brazil operations representing approximately 30%, 24% and 12%, respectively, of 2013 total international net sales. Long-lived assets, excluding deferred tax assets, of international subsidiaries were 14% of the consolidated total in 2013 and 16% in both 2012 and 2011, with the UK, Mexico and Canada operations representing approximately 29%, 19%, and 18%, respectively, of the 2013 international total. Export sales from United States operations were $213.0 million in 2013, $243.9 million in 2012 and $210.2 million in 2011.

HUBBELL INCORPORATED - Form 10-K	54

Back to Contents
NOTE 21	Guarantees

The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.

The Company records a liability equal to the fair value of guarantees in the Consolidated Balance Sheet in accordance with the accounting guidance for guarantees. As of December 31, 2013, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties in 2013 are set forth below (in millions):

BALANCE AT DECEMBER 31, 2012	$7.0
Provision	10.3
Expenditures/other	(10.7)
BALANCE AT DECEMBER 31, 2013	$6.6

NOTE 22	Quarterly Financial Data (Unaudited)

The table below sets forth summarized quarterly financial data for the years ended December 31, 2013 and 2012 (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Net Sales	$740.1	$801.3	$835.9	$806.6
Gross Profit	$236.3	$272.0	$291.3	$270.9
Net Income	$66.8	$83.0	$97.2	$82.8
Net Income attributable to Hubbell	$65.9	$82.1	$96.5	$82.0
Earnings Per Share — Basic	$1.11	$1.38	$1.63	$1.39
Earnings Per Share — Diluted	$1.10	$1.37	$1.62	$1.38
2012
Net Sales	$723.8	$778.4	$789.7	$752.5
Gross Profit	$234.1	$259.8	$268.5	$249.8
Net Income	$63.6	$78.0	$87.6	$72.9
Net Income attributable to Hubbell	$63.2	$77.5	$87.1	$71.9
Earnings Per Share — Basic	$1.06	$1.31	$1.47	$1.21
Earnings Per Share — Diluted	$1.05	$1.29	$1.45	$1.20

HUBBELL INCORPORATED - Form 10-K	55

Back to Contents
ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A	Controls and Procedures

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-K. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level. Management’s annual report on internal control over financial reporting and the independent registered public accounting firm’s audit report on the effectiveness of our internal control over financial reporting as of December 31, 2013 are included in Item 8 of this Annual Report on Form 10-K.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	Other Information

Not applicable.

HUBBELL INCORPORATED - Form 10-K	56

Back to Contents
PART III

ITEM 10	Directors, Executive Officers and Corporate Governance(1)

ITEM 11	Executive Compensation(2)

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 with respect to the Company’s common stock that may be issued under the Company’s equity compensation plans (in thousands, except per share amounts):

Plan Category	A Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		B Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		C Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders(a)	1,759	(c)(e)	$68.98	(f)	1,807	(c)
Equity Compensation Plans Not Requiring Shareholder Approval(b)	68	(c)(d)	-		42	(c)
TOTAL	1,827		$68.98		1,849

(a)	The Company’s (1) Option Plan and (2) Award Plan.

(b)	The Company’s Deferred Compensation Plan for Directors.

(c)	Class B Common Stock.

(d)	Represents amount of shares currently deferred under this plan. These shares are not included in the total weighted average exercise price included in column B.

(e)	Includes 177 performance share awards assuming a maximum payout target. The Company does not anticipate that the maximum payout target will be achieved for all of these awards.

(f)	Weighted average exercise price excludes performance share awards included in column A.

The remaining information required by this item is incorporated by reference to the subheading “Voting Rights and Security Ownership of Certain Beneficial Owners and Management” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 6, 2014.

(1)	Certain of the information required by this item regarding executive officers is included under the subheading “Executive Officers of the Registrant” at the end of Part I of this Form 10-K and the remaining required information is incorporated by reference to the subheadings “Item 1 – Election of Directors,” “General – Information Regarding Executive Officers,” “General – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics,” and “Corporate Governance – Board Committees – Audit Committee” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 6, 2014.

(2)	The information required by this item is incorporated by reference to the subheadings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation of Directors” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 6, 2014.

HUBBELL INCORPORATED - Form 10-K	57

Back to Contents
ITEM 13	Certain Relationships and Related Transactions and Director Independence(3)

ITEM 14	Principal Accountant Fees and Services(4)

(3)	The information required by this item is incorporated by reference to the subheadings “General – Review and Approval of Related Person Transactions” and “Corporate Governance – Director Independence” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 6, 2014.

(4)	The information required by this item is incorporated by reference to the heading “Item 2 – Ratification of the Selection of Independent Registered Public Accounting Firm” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 6, 2014.

HUBBELL INCORPORATED - Form 10-K	58

Back to Contents
PART IV

ITEM 15	Exhibits and Financial Statement Schedule

1.	Financial Statements and Schedule

Financial statements and schedule listed in the Index to Financial Statements and Schedule are filed as part of this Annual Report on Form 10-K.

2.	Exhibits

Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation, as amended and restated as of September 23, 2003	10-Q	001-02958	3a	11/10/03
3.2	Amended and Restated By-Laws of Hubbell Incorporated, as amended on May 7, 2013	8-K	001-02958	3.1	5/10/13
4.1	Senior Indenture, dated as of September 15, 1995, between Hubbell Incorporated and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank and Chemical Bank), as trustee	S-4	333-90754	4a	6/18/02
4.2	First Supplemental Indenture, dated as of June 2, 2008, between Hubbell Incorporated and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., The Chase Manhattan Bank and Chemical Bank), as trustee, including the form of 5.95% Senior Notes due 2018	8-K	001-02958	4.2	6/2/08
4.3	Second Supplemental Indenture, dated as of November 17, 2010, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A., JPMorgan Chase Bank, N.A., The Chase Manhattan Bank and Chemical Bank), as trustee, including the form of 3.625% Senior Notes due 2022	8-K	001-02958	4.2	11/17/10
4.4	Amended and Restated Rights Agreement, dated as of December 17, 2008, between Hubbell Incorporated and Mellon Investor Services LLC (successor to ChaseMellon Shareholder Services, L.L.C.), as Rights Agent	8-K	001-02958	4.1	12/17/08
10.1†	Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005	10-Q	001-02958	10a	10/26/07
10.1(a)†	Amendment, dated February 15, 2008, to Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10.nn	2/25/08
10.1(b)†	Amendment, dated December 28, 2010, to Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10a(1)	2/16/11
10.2†	Hubbell Incorporated Retirement Plan for Directors, as amended and restated effective January 1, 2005	10-Q	001-02958	10i	10/26/07
10.3†	Hubbell Incorporated Supplemental Management Retirement Plan, effective September 12, 2007	10-Q	001-02958	10.kk	10/26/07
10.3(a)†	Amendment to Hubbell Incorporated Supplemental Management Retirement Plan, effective September 12, 2007	10-K	001-02958	10.kk(1)	2/16/11
10.4†	Hubbell Incorporated Stock Option Plan for Key Employees, as amended and restated effective May 5, 2003	10-Q	001-02958	10(1)	8/12/03
10.4(a)†	Amendment, dated June 9, 2004, to the Hubbell Incorporated Stock Option Plan for Key Employees	10-Q	001-02958	10ee	8/5/04

HUBBELL INCORPORATED - Form 10-K	59

Back to Contents
		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.4(b)†	Amendment, dated September 21, 2006, to the Hubbell Incorporated Stock Option Plan for Key Employees	10-Q	001-02958	10.2	11/7/06
10.5†	Hubbell Incorporated Deferred Compensation Plan for Directors, as amended and restated effective January 1, 2005, as amended December 4, 2007	10-K	001-02958	10f	2/25/08
10.5(a)†	Amendment, dated December 10, 2008, to the Hubbell Incorporated Deferred Compensation Plan for Directors	10-K	001-02958	10f(1)	2/20/09
10.5(b)†	Amendment, dated December 21, 2011, to the Hubbell Incorporated Deferred Compensation Plan for Directors	10-K	001-02958	10f(2)	2/15/12
10.6†	Hubbell Incorporated Amended and Restated Deferred Compensation Plan for Directors, as amended and restated effective February 7, 2013	10-Q	001-02958	10f	4/19/13
10.7†	Hubbell Incorporated Executive Deferred Compensation Plan, effective January 1, 2008	10-Q	001-02958	10.jj	10/26/07
10.8†	Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-Q	001-02958	10w	10/26/07
10.8(a)†	Amendment to Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10w(1)	2/16/11
10.9†	Hubbell Incorporated Incentive Compensation Plan, adopted effective January 1, 2002	10-K	001-02958	10z	3/20/02
10.10†	Hubbell Incorporated Senior Executive Incentive Compensation Plan, effective January 1, 2011	8-K	001-02958	10.1	5/5/11
10.11†	Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated effective as of May 3, 2010	8-K	001-02958	10.1	5/7/10
10.12†	Form of Restricted Stock Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated	10-Q	001-02958	10.5	7/19/13
10.13†	Form of Restricted Stock Award Agreement for Directors under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated	10-Q	001-02958	10.8	7/19/13
10.14†	Form of Stock Appreciation Rights Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated	10-Q	001-02958	10.6	7/19/13
10.15†	Form of Performance Share Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated	10-Q	001-02958	10.7	7/19/13
10.16	Form of Performance Based Restricted Stock Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.17†	Hubbell Incorporated Key Employee Supplemental Medical Plan, as amended and restated effective January 1, 2005	10-Q	001-02958	10h	10/26/07
10.18†	Hubbell Incorporated Defined Contribution Restoration Plan, effective January 1, 2011	8-K	001-02958	10.1	12/13/10
10.19†	Hubbell Incorporated Policy for Providing Severance Payments to Senior Employees, effective February 11, 2011	8-K	001-02958	10.1	2/16/11
10.20†	Grantor Trust for Senior Management Plans Trust Agreement, dated as of March 14, 2005, between Hubbell Incorporated and The Bank of New York, as Trustee	8-K	001-02958	10.9	3/15/05
10.20(a)†	First Amendment, dated as of January 1, 2005, to the Hubbell Incorporated Grantor Trust for Senior Management Plans Trust Agreement	10-K	001-02958	10.9.1	2/25/08
10.20(b)†	Second Amendment, dated as of June 3, 2009, to the Hubbell Incorporated Grantor Trust for Senior Management Plans Trust Agreement	10-Q	001-02958	10.9.2	7/24/09
10.20(c)†	Third Amendment, dated as of May 11, 2012, to the Hubbell Incorporated Grantor Trust for Senior Management Plans Trust Agreement	10-Q	001-02958	10.9.3	7/20/12
10.21†	Grantor Trust for Non-Employee Director Plans Trust Agreement, dated as of March 14, 2005, between Hubbell Incorporated and The Bank of New York	8-K	001-02958	10.10	3/15/05
10.21(a)†	First Amendment, dated as of January 1, 2005, to the Hubbell Incorporated Grantor Trust for Non-Employee Director Plans Trust Agreement	10-K	001-02958	10.10.1	2/25/08
10.21(b)†	Second Amendment, dated as of May 11, 2012, to the Hubbell Incorporated Grantor Trust for Non-Employee Director Plans Trust Agreement	10-Q	001-02958	10.10.2	7/20/12
10.22†	Trust Agreement, dated as of January 1, 2008, by and between Hubbell Incorporated and T. Rowe Price Trust Company, as Trustee	10-K	001-02958	10.mm	2/25/08
10.23†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and James H. Biggart	8-K	001-02958	10.4	1/5/11
10.24†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and William R. Murphy	8-K	001-02958	10.5	1/5/11
10.25†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and Gary N. Amato	8-K	001-02958	10.7	1/5/11

HUBBELL INCORPORATED - Form 10-K	60

Back to Contents
		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.26†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and David G. Nord	8-K	001-02958	10.2	1/5/11
10.26(a)†	Amendment, dated as of January 1, 2013, to Change in Control Severance Agreement between Hubbell Incorporated and David G. Nord	8-K	001-02958	10.1	12/6/12
10.27†	Letter Agreement, dated August 24, 2005, between Hubbell Incorporated and David G. Nord	8-K	001-02958	99.1	9/6/05
10.28†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and Scott H. Muse	8-K	001-02958	10.8	1/5/11
10.29†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and William T. Tolley	8-K	001-02958	10.9	1/5/11
10.30†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and William R. Sperry	8-K	001-02958	10.1	9/17/12
10.30(a)†	Amendment, dated September 11, 2012, to Change in Control Severance Agreement between Hubbell Incorporated and William R. Sperry	8-K	001-02958	10.2	9/17/12
10.31†	Change in Control Severance Agreement, dated as of September 11, 2012, between Hubbell Incorporated and An-Ping Hsieh	10-Q	001-02958	10.xx	10/19/12
10.32†	Letter Agreement, dated as of August 2, 2012, between Hubbell Incorporated and An-Ping Hsieh	10-Q	001-02958	10.1	7/19/13
10.33†	Change in Control Severance Agreement, dated as of April 15, 2013, between Hubbell Incorporated and Mr. Joseph A. Capozzoli	8-K	001-02958	10.1	04/19/13
10.34†	Letter Agreement, dated as of February 15, 2013, between Hubbell Incorporated and Mr. Joseph A. Capozzoli	8-K	001-02958	10.2	04/19/13
10.35†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and Stephen M. Mais	10-Q	001-02958	10.3	7/19/13
10.36†	Change in Control Severance Agreement, dated as of January 24, 2014, between Hubbell Incorporated and Gerben W. Bakker					*
10.37	Credit Agreement, dated as of October 20, 2011 by and among Hubbell Incorporated, Hubbell Cayman Limited, Hubbell Investments Limited, the Lenders Party thereto, Wells Fargo Bank, National Association and HSBC Bank USA National Association as Syndication Agents and Bank of America, N.A. and U.S. Bank National Association as Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC and HSBC Bank USA, National Association as Joint Lead Arrangers and Joint Bookrunners	8-K	001-02958	99.1	10/20/11
10.37(a)	Amendment No. 1, dated as of March 7, 2013, to Credit Agreement by and among Hubbell Incorporated, Hubbell Cayman Limited, Hubbell Investments Limited, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto	10-Q	001-02958	10.1	10/18/13
10.37(b)	Amendment No. 2, dated as of October 31, 2013, to Credit Agreement by and among Hubbell Incorporated, Hubbell Cayman Limited, Hubbell Investments Limited, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto					*
21.1	List of subsidiaries					*
23.1	Consent of PricewaterhouseCoopers LLP					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

*	Filed herewith.

**	Furnished herewith.

HUBBELL INCORPORATED - Form 10-K	61

Back to Contents

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBBELL INCORPORATED
By	/s/ JOSEPH A. CAPOZZOLI	By	/s/ WILLIAM R. SPERRY
	Joseph A. Capozzoli		William R. Sperry
	Vice President and Controller		Senior Vice President and Chief
	(Principal Accounting Officer)		Financial Officer
Date:	February 18, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Title	Date
By	/s/ T. H. POWERS T. H. Powers	Chairman of the Board	2/18/14
By	/s/ D. G. NORD D. G. Nord	President and Chief Executive Officer and Director	2/18/14
By	/s/ W. R. SPERRY W. R. Sperry	Senior Vice President and Chief Financial Officer	2/18/14
By	/s/ J. A. CAPOZZOLI J. A. Capozzoli	Vice President, Controller	2/18/14
By	/s/ C. M. CARDOSO C. M. Cardoso	Director	2/18/14
By	/s/ L. J. GOOD L. J. Good	Director	2/18/14
By	/s/ A. J. GUZZI A. J. Guzzi	Director	2/18/14
By	/s/ N. J. KEATING N. J. Keating	Director	2/18/14
By	/s/ J. F. MALLOY J. F. Malloy	Director	2/18/14
By	/s/ A. MCNALLY IV A. McNally IV	Director	2/18/14
By	/s/ G. J. RATCLIFFE G. J. Ratcliffe	Director	2/18/14
By	/s/ C. A. RODRIGUEZ C. A. Rodriguez	Director	2/18/14
By	/s/ J. G. RUSSELL J. G. Russell	Director	2/18/14
By	/s/ S. R. SHAWLEY S. R. Shawley	Director	2/18/14
By	/s/ R. J. SWIFT R. J. Swift	Director	2/18/14

HUBBELL INCORPORATED - Form 10-K	62

Back to Contents

Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2011, 2012 and 2013

Reserves deducted in the balance sheet from the assets to which they apply (in millions):

	Balance at Beginning of Year	Additions / (Reversals) Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowances for doubtful accounts receivable:
Year 2011	$3.6	$0.1	$(0.7)	$3.0
Year 2012	$3.0	$1.4	$(1.2)	$3.2
Year 2013	$3.2	$(0.2)	$(0.9)	$2.1
Allowance for credit memos and returns:
Year 2011	$18.6	$155.0	$(153.2)	$20.4
Year 2012	$20.4	$168.1	$(168.0)	$20.5
Year 2013	$20.5	$181.7	$(173.2)	$29.0
Valuation allowance on deferred tax assets:
Year 2011	$18.0	$1.7	$—	$19.7
Year 2012	$19.7	$6.4	$—	$26.1
Year 2013	$26.1	$2.6	$(0.2)	$28.5

HUBBELL INCORPORATED - Form 10-K	63