Form 10-Q
period 2014-03-31
HUBBELL INC
filed 2014-04-22
CIK 48898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of April 14, 2014 were 7,167,506 and 52,009,167, respectively.

Back to Contents
PART I FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31
(in millions, except per share amounts)	2014	2013
Net Sales	$759.5	$740.1
Cost of goods sold	514.5	503.8
Gross Profit	245.0	236.3
Selling & administrative expenses	140.2	138.6
Operating income	104.8	97.7
Interest expense, net	(7.5)	(7.3)
Other (expense) income, net	(1.2)	0.8
Total other expense	(8.7)	(6.5)
Income before income taxes	96.1	91.2
Provision for income taxes	30.8	24.4
Net income	65.3	66.8
Less: Net income attributable to noncontrolling interest	1.1	0.9
Net income attributable to Hubbell	$64.2	$65.9
Earnings per share
Basic	$1.08	$1.11
Diluted	$1.08	$1.10
Cash dividends per common share	$0.50	$0.45

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED - Form 10-Q    3

Back to Contents

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
	March 31
(in millions)	2014	2013
Net income	$65.3	$66.8
Other comprehensive income (loss):
Foreign currency translation adjustments	2.7	(8.5)
Pension and post retirement benefit plans’ service costs and net actuarial gains, net of taxes of $(0.3) and $(1.2)	0.5	2.2
Unrealized loss on investments, net of taxes of $0.0	(0.1)	-
Unrealized gain on cash flow hedges, net of taxes of $(0.1) and $(0.2)	0.2	0.4
Other comprehensive income (loss)	3.3	(5.9)
Total comprehensive income	68.6	60.9
Less: Comprehensive income attributable to noncontrolling interest	1.1	0.9
Comprehensive income attributable to Hubbell	$67.5	$60.0

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED - Form 10-Q    4

Back to Contents

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$647.3	$740.7
Short-term investments	7.8	10.1
Accounts receivable, net	468.3	440.9
Inventories, net	418.1	385.7
Deferred taxes and other	58.8	55.0
Total Current Assets	1,600.3	1,632.4
Property, Plant, and Equipment, net	385.8	377.1
Other Assets
Investments	38.3	35.8
Goodwill	850.4	800.4
Intangible assets, net	312.6	286.6
Other long-term assets	56.2	54.9
TOTAL ASSETS	$3,243.6	$3,187.2
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$0.9	$0.3
Accounts payable	252.5	225.9
Accrued salaries, wages and employee benefits	51.6	74.7
Accrued insurance	49.4	41.8
Other accrued liabilities	117.2	124.3
Total Current Liabilities	471.6	467.0
Long-Term Debt	597.3	597.2
Other Non-Current Liabilities	230.3	208.2
TOTAL LIABILITIES	1,299.2	1,272.4
Total Hubbell Shareholders’ Equity	1,935.3	1,906.4
Noncontrolling interest	9.1	8.4
Total Equity	1,944.4	1,914.8
TOTAL LIABILITIES AND EQUITY	$3,243.6	$3,187.2

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED - Form 10-Q    5

Back to Contents

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31
(in millions)	2014	2013
Cash Flows from Operating Activities
Net income	$65.3	$66.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.9	17.2
Deferred income taxes	6.0	4.3
Stock-based compensation	3.4	3.0
Tax benefit on stock-based awards	(4.9)	(4.4)
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(19.9)	(33.5)
Increase in inventories, net	(25.1)	(7.0)
Decrease in current liabilities	(2.6)	(7.4)
Changes in other assets and liabilities, net	4.4	4.8
Contribution to qualified defined benefit pension plans	(1.0)	(0.7)
Other, net	(1.1)	(0.4)
Net cash provided by operating activities	43.4	42.7
Cash Flows from Investing Activities
Capital expenditures	(12.7)	(13.0)
Acquisition of businesses, net of cash acquired	(90.9)	(37.5)
Purchases of available-for-sale investments	(2.0)	(7.3)
Proceeds from available-for-sale investments	2.6	1.8
Other, net	-	0.2
Net cash used in investing activities	(103.0)	(55.8)
Cash Flows from Financing Activities
Short-term debt borrowings	0.6	-
Payment of dividends	(29.6)	(26.7)
Payment of dividends to noncontrolling interest	(0.5)	(0.4)
Repurchase of common shares	(11.5)	-
Proceeds from exercise of stock options	0.5	0.8
Tax benefit on stock-based awards	4.9	4.4
Other, net	-	0.2
Net cash used in financing activities	(35.6)	(21.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	1.8	(4.0)
Decrease in cash and cash equivalents	(93.4)	(38.8)
Cash and cash equivalents
Beginning of period	740.7	645.0
End of period	$647.3	$606.2

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED - Form 10-Q    6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board amended its guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. This amendment was adopted by the Company effective January 1, 2014 and did not have a material impact on its financial statements.

NOTE 2	Business Acquisitions

During the first quarter of 2014, the Company purchased all of the outstanding common stock of Powerohm Resistors, Inc. (“Powerohm”), which manufactures and sells power and braking resistors. Powerohm was purchased for $51.7 million, net of cash recieved, and has been added to the Electrical segment, resulting in the recognition of intangible assets of $22.3 million and goodwill of $33.8 million. The $22.3 million of intangible assets consists primarily of customer relationships and tradenames that will be amortized over a weighted average period of approximately 19 years. None of the goodwill associated with the Powerohm acquisition is expected to be deductible for tax purposes.

During the first quarter of 2014, the Company purchased all of the outstanding common stock of Pen-Cell Plastics, Inc. and all of the membership interests of English Road Holdings, LLC, collectively referred to as “Pen-Cell”, for $30.9 million, resulting in the recognition of intangible assets of $5.2 million and goodwill of $12.1 million. Pen-Cell manufactures and sells plastic enclosure boxes and has been added to the Power segment. The $5.2 million of intangible assets consists primarily of customer relationships and tradenames that will be amortized over a weighted average period of approximately 22 years. All of the goodwill associated with the Pen-Cell acquisition is expected to be deductible for tax purposes.

During the first quarter of 2014, the Company purchased all of the outstanding common stock of Fiber and Cable Accessories, Inc. (“FCA”), a manufacturer of aerial slack storage devices for outside plant optical networks. FCA was purchased for $8.3 million and has been added to the Power segment, resulting in the recognition of intangible assets of $4.3 million and goodwill of $3.0 million. The $4.3 million of intangible assets consists primarily of customer relationships and tradenames that will be amortized over a weighted average period of approximately 18 years. All of the goodwill associated with the FCA acquisition is expected to be deductible for tax purposes.

All of these business acquisitions have been accounted for as business combinations and have resulted in the recognition of goodwill. The goodwill relates to a number of factors built into the purchase price, including the future earnings and cash flow potential of the businesses as well as the complementary strategic fit and resulting synergies they bring to the Company’s existing operations.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition related to these transactions:

Tangible assets acquired	$27.8
Intangible assets	31.8
Goodwill	48.9
Liabilities assumed	(17.6)
TOTAL CASH CONSIDERATION, NET	$90.9

The Condensed Consolidated Financial Statements include the results of operations of Powerohm, Pen-Cell and FCA from the date of acquisition. Net sales and earnings related to these three acquisitions for the three months ended March 31, 2014 were not significant to the consolidated results. Pro forma information related to these acquisitions has not been included because the impact to the Company’s consolidated results of operations was not material.

HUBBELL INCORPORATED - Form 10-Q    7

Back to Contents
NOTE 3	Segment Information

The Company’s reporting segments consist of the Electrical segment and the Power segment. The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2014	2013	2014	2013	2014	2013
Three Months Ended March 31
Electrical	$538.8	$515.3	$68.1	$61.6	12.6%	12.0%
Power	220.7	224.8	36.7	36.1	16.6%	16.1%
TOTAL	$759.5	$740.1	$104.8	$97.7	13.8%	13.2%

NOTE 4	Inventories, net

Inventories, net are comprised of the following (in millions):

	March 31, 2014	December 31, 2013
Raw material	$133.2	$122.3
Work-in-process	94.4	87.2
Finished goods	273.7	259.4
	501.3	468.9
Excess of FIFO over LIFO cost basis	(83.2)	(83.2)
TOTAL	$418.1	$385.7

NOTE 5	Goodwill and Intangible Assets, net

Changes in the carrying values of goodwill for the three months ended March 31, 2014, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
BALANCE DECEMBER 31, 2013	$520.9	$279.5	$800.4
Acquisitions	33.8	15.1	48.9
Translation/other	0.7	0.4	1.1
BALANCE MARCH 31, 2014	$555.4	$295.0	$850.4

In 2014, the Company completed the acquisitions of Powerohm, Pen-Cell and FCA. The Powerohm acquisition was added to the Electrical segment, while the Pen-Cell and FCA acquisitions were added to the Power segment. These acquisitions have been accounted for as business combinations and have resulted in the recognition of $48.9 million of goodwill. See also Note 2 – Business Acquisitions.

The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheet is as follows (in millions):

	March 31, 2014		December 31, 2013
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization
Definite-lived:
Patents, tradenames and trademarks	$118.2	$(29.0)	$111.2	$(27.7)
Customer/agent relationships and other	247.0	(79.2)	222.2	(75.0)
Total	365.2	(108.2)	333.4	(102.7)
Indefinite-lived:
Tradenames and other	55.6	-	55.9	-
TOTAL	$420.8	$(108.2)	$389.3	$(102.7)

Amortization expense associated with these definite-lived intangible assets was $5.4 million and $4.9 million for the three months ended March 31, 2014 and 2013, respectively. Future amortization expense associated with these intangible assets is expected to be $15.9 million for the remainder of 2014, $19.3 million in 2015, $18.7 million in 2016, $17.4 million in 2017, $15.7 million in 2018, and $14.3 million in 2019.

HUBBELL INCORPORATED - Form 10-Q    8

Back to Contents
NOTE 6	Other Accrued Liabilities

Other accrued liabilities are comprised of the following (in millions):

	March 31, 2014	December 31, 2013
Customer program incentives	$20.1	$39.1
Accrued income taxes	22.7	11.8
Deferred revenue	15.4	15.8
Other	59.0	57.6
TOTAL	$117.2	$124.3

NOTE 7	Other Non-Current Liabilities

Other non-current liabilities are comprised of the following (in millions):

	March 31, 2014	December 31, 2013
Pensions	$79.6	$78.9
Other postretirement benefits	25.6	25.6
Deferred tax liabilities	78.6	66.7
Other	46.5	37.0
TOTAL	$230.3	$208.2

NOTE 8	Total Equity

Total equity is comprised of the following (in millions, except per share amounts):

	March 31, 2014	December 31, 2013
Common stock, $.01 par value:
Class A - authorized 50.0 shares; issued and outstanding 7.2 and 7.2 shares	$0.1	$0.1
Class B - authorized 150.0 shares; issued and outstanding 52.0 and 52.0 shares	0.5	0.5
Additional paid-in-capital	35.2	44.2
Retained earnings	1,967.2	1,932.6
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(66.5)	(67.0)
Cumulative translation adjustment	(1.5)	(4.2)
Unrealized gain on investment, net of tax	0.3	0.4
Cash flow hedge loss, net of tax	-	(0.2)
Total Accumulated other comprehensive loss	(67.7)	(71.0)
Hubbell shareholders’ equity	1,935.3	1,906.4
Noncontrolling interest	9.1	8.4
TOTAL EQUITY	$1,944.4	$1,914.8

HUBBELL INCORPORATED - Form 10-Q    9

Back to Contents

A summary of the changes in equity for the three months ended March 31, 2014 and 2013 is provided below (in millions):

	Three Months Ended March 31
	2014		2013
	Hubbell			Hubbell
	Shareholders’	Noncontrolling		Shareholders’	Noncontrolling
	Equity	interest	Total Equity	Equity	interest	Total Equity
EQUITY, JANUARY 1,	$1,906.4	$8.4	$1,914.8	$1,661.2	$6.7	$1,667.9
Total comprehensive income	67.5	1.1	68.6	60.0	0.9	60.9
Stock-based compensation	3.2	-	3.2	2.8	-	2.8
Exercise of stock options	0.5	-	0.5	0.8	-	0.8
Income tax windfall from stock-based awards, net	4.9	-	4.9	4.4	-	4.4
Repurchase/surrender of common shares	(18.1)	-	(18.1)	(5.8)	-	(5.8)
Issuance of shares related to directors’ deferred compensation	0.5	-	0.5	0.1	-	0.1
Dividends to noncontrolling interest	-	(0.4)	(0.4)	-	(0.4)	(0.4)
Cash dividends declared	(29.6)	-	(29.6)	(26.7)	-	(26.7)
EQUITY, MARCH 31,	$1,935.3	$9.1	$1,944.4	$1,696.8	$7.2	$1,704.0

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statement of Comprehensive Income.

NOTE 9	Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the three months ended March 31, 2014 is provided below (in millions):

(debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2013	$(0.2)	$0.4	$(67.0)	$(4.2)	$(71.0)
Other comprehensive income (loss)
before reclassifications	0.5	(0.1)	-	2.7	3.1
Amounts reclassified from accumulated
other comprehensive loss	(0.3)	-	0.5	-	0.2
Current period other comprehensive income (loss)	0.2	(0.1)	0.5	2.7	3.3
BALANCE AT MARCH 31, 2014	$-	$0.3	$(66.5)	$(1.5)	$(67.7)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$0.4	$0.1		Cost of goods sold
	0.4	0.1		Total before tax
	(0.1)	-		Tax (expense) benefit
	$0.3	$0.1		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.1	$0.2	(a)
Actuarial gains/(losses)	(0.9)	(3.6	)(a)
	(0.8)	(3.4)		Total before tax
	0.3	1.2		Tax benefit (expense)
	$(0.5)	$(2.2)		(Loss) gain net of tax
Losses reclassified into earnings	$(0.2)	$(2.1)		(Loss) gain net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11 - Pension and Other Benefits for additional details).

HUBBELL INCORPORATED - Form 10-Q    10

Back to Contents
NOTE 10	Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Service-based and performance-based restricted stock granted by the Company is considered a participating security as these awards contain a non-forfeitable right to dividends.

The following table sets forth the computation of earnings per share for the three months ended March 31, 2014 and 2013 (in millions, except per share amounts):

	Three Months Ended
	March 31
	2014	2013
Numerator:
Net income attributable to Hubbell	$64.2	$65.9
Less: Earnings allocated to participating securities	0.2	0.2
Net income available to common shareholders	$64.0	$65.7
Denominator:
Average number of common shares outstanding	59.0	59.1
Potential dilutive shares	0.5	0.5
Average number of diluted shares outstanding	59.5	59.6
Earnings per share:
Basic	$1.08	$1.11
Diluted	$1.08	$1.10

The Company did not have any significant anti-dilutive securities during the three months ended March 31, 2014 and 2013.

NOTE 11	Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three months ended March 31, 2014 and 2013 (in millions):

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Three Months Ended March 31
Service cost	$3.7	$4.0	$-	$-
Interest cost	10.2	9.1	0.2	0.2
Expected return on plan assets	(11.3)	(11.7)	-	-
Amortization of prior service cost	0.1	-	(0.2)	(0.2)
Amortization of actuarial losses/(gains)	0.9	3.6	-	-
NET PERIODIC BENEFIT COST	$3.6	$5.0	$-	$-

Employer Contributions

The Company anticipates making required contributions of approximately $4.7 million to its foreign pension plans during 2014, of which $1.0 million has been contributed through March 31, 2014. The Company is not required under the Pension Protection Act of 2006 to make any contributions to its qualified domestic benefit pension plans during 2014.

NOTE 12	Guarantees

The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of March 31, 2014 and December 31, 2013, the fair value and maximum potential payment related to the Company’s guarantees were not material.

The Company offers product defect warranties on most of its products. These warranties primarily apply to products that are properly installed, maintained and used for their intended purpose. The Company accrues estimated warranty costs at the time of sale. Estimated warranty expenses, recorded in cost of goods sold, are based upon historical information such as past experience, product failure rates, or the estimated number of units to be repaired or replaced. Adjustments are made to the product warranty accrual as claims are incurred, additional information becomes known or as historical experience indicates.

HUBBELL INCORPORATED - Form 10-Q    11

Back to Contents

Changes in the accrual for product warranties during the three months ended March 31, 2014 are set forth below (in millions):

BALANCE AT DECEMBER 31, 2013	$6.6
Provision	2.7
Expenditures/other	(2.4)
BALANCE AT MARCH 31, 2014	$6.9

NOTE 13	Fair Value Measurement

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

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at March 31, 2014 and December 31, 2013 (in millions):

	Quoted Prices in	Quoted Prices in
	Active Markets for	Active Markets for
	Identical Assets	Similar Assets
Asset (Liability)	(Level 1)	(Level 2)	Total
March 31, 2014
Money market funds (a)	$391.4	$-	$391.4
Available for sale investments	37.8	-	37.8
Trading securities	8.3	-	8.3
Deferred compensation plan liabilities	(8.3)	-	(8.3)
Derivatives:
Forward exchange contracts	-	0.5	0.5
	$429.2	$0.5	$429.7

	Quoted Prices in	Quoted Prices in
	Active Markets for	Active Markets
	Identical Assets	for Similar Assets
	(Level 1)	(Level 2)	Total
December 31, 2013
Money market funds (a)	$482.2	$-	$482.2
Available for sale investments	38.6	-	38.6
Trading securities	7.3	-	7.3
Deferred compensation plan liabilities	(7.3)	-	(7.3)
Derivatives:
Forward exchange contracts	-	0.4	0.4
	$520.8	$0.4	$521.2
(a)	Money market funds are reflected in Cash and cash equivalents in the Condensed Consolidated Balance Sheet.

The methods and assumptions used to estimate the Level 2 fair values were as follows:

Forward exchange contracts – The fair value of forward exchange contracts were based on quoted forward foreign exchange prices at the reporting date.

During the three months ended March 31, 2014 there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. During the three months ended March 31, 2014 and as of December 31, 2013, the Company did not have any financial assets or liabilities that fell within the Level 3 hierarchy.

Investments

At March 31, 2014 and December 31, 2013, the Company had $37.8 million and $38.6 million, respectively, of municipal bonds classified as available-for-sale securities. The Company also had $8.3 million and $7.3 million of trading securities at March 31, 2014 and December 31, 2013, respectively. These investments are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

HUBBELL INCORPORATED - Form 10-Q    12

Back to Contents

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During the three months ended March 31, 2014 and 2013, the Company purchased $1.1 and $0.8 million, respectively, of trading securities related to these deferred compensation plans. As a result of participant distributions, the Company sold $0.2 million of these trading securities during the three months ended March 31, 2014. There were no participant distributions during the three months ended March 31, 2013. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

Derivatives

In order to limit financial risk in the management of its assets, liabilities and debt, the Company may use derivative financial instruments such as foreign currency hedges, commodity hedges, interest rate hedges and interest rate swaps. All derivative financial instruments are matched with an existing Company asset, liability or forecasted transaction. Market value gains or losses on the derivative financial instrument are recognized in income when the effects of the related price changes of the underlying asset, liability or forecasted transaction are recognized in income. Derivative assets and derivative liabilities are not offset in the Condensed Consolidated Balance Sheet.

The fair values of derivative instruments in the Condensed Consolidated Balance Sheet are as follows (in millions):

	Asset/(Liability) Derivatives
		Fair Value
Derivatives designated as hedges	Balance Sheet Location	March 31, 2014	December 31, 2013
Forward exchange contracts designated as cash flow hedges	Other accrued liabilities	$(0.1)	$-
Forward exchange contracts designated as cash flow hedges	Deferred taxes and other	0.6	0.4
		$0.5	$0.4

Forward exchange contracts

In 2014 and 2013, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases by one of its Canadian subsidiaries. As of March 31, 2014, the Company had 18 individual forward exchange contracts for a notional $1.0 million each, which have various expiration dates through March 2015. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

Interest rate locks

Prior to the issuance of long-term notes in 2010 and 2008, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2010 interest rate lock resulted in a $1.6 million loss while the 2008 interest rate lock resulted in a $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. The amortization associated with these interest rate locks is reclassified from Accumulated other comprehensive loss to Interest expense, net in the Condensed Consolidated Statement of Income. The amortization reclassification for the three months ended March 31, 2014 and 2013 was not material. As of both March 31, 2014 and December 31, 2013 there was $0.4 million of net unamortized losses reflected in accumulated other comprehensive loss.

The following table summarizes the results of cash flow hedging relationships for the three months ended March 31, 2014 and 2013 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings (Effective Portion)
Derivative Instrument	2014	2013	(Effective Portion)	2014	2013
Forward exchange contract	$0.5	$0.5	Cost of goods sold	$0.4	$0.1

There was no hedge ineffectiveness with respect to the forward exchange cash flow hedges during the three months ended March 31, 2014 and 2013.

Long-term Debt

The total carrying value of long-term debt as of March 31, 2014 and December 31, 2013 was $597.3 million and $597.2 million, respectively, net of unamortized discount. As of March 31, 2014 and December 31, 2013, the estimated fair value of the long-term debt was $623.7 million and $631.0 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

HUBBELL INCORPORATED - Form 10-Q    13

Back to Contents
NOTE 14	Commitments and Contingencies

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

The Company is currently involved in litigation with Powerweb Energy, Inc. as more fully described in Item 3 “Legal Proceedings” in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2013. The Company believes it has meritorious defenses against all claims and it will continue to vigorously defend itself in this matter. During 2013, the Company recorded an accrual equal to the low end of its estimated range of outcome. In addition, the Company does not believe the outcome will result in a material amount in excess of the existing accrual. Given the inherent uncertainty of litigation, however, the ultimate resolution of this matter remains unclear and could have a material adverse effect on the Company’s financial position, liquidity, and results of operations.

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

The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for the three months ended March 31, 2014 are included under “Segment Results” within this Management’s Discussion and Analysis.

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

Results of Operations – First Quarter of 2014 compared to the First Quarter of 2013

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended March 31
	2014	% of Net sales	2013	% of Net sales
Net Sales	$759.5		$740.1
Cost of goods sold	514.5	67.7%	503.8	68.1%
Gross Profit	245.0	32.3%	236.3	31.9%
Selling & administrative expense	140.2	18.5%	138.6	18.7%
Operating income	104.8	13.8%	97.7	13.2%
Net income attributable to Hubbell	64.2	8.5%	65.9	8.9%
Earnings per share - diluted	$1.08		$1.10

Net Sales

Net sales of $759.5 million for the first quarter of 2014 increased 3% compared to the first quarter of 2013 primarily due to completed acquisitions, partially offset by unfavorable foreign currency translation. Acquisitions added four percentage points to net sales while the negative impacts of foreign currency translation reduced net sales by approximately one percentage point. Organic net sales were essentially flat versus the same three month period in the previous year as adverse weather conditions negatively impacted the first quarter of 2014.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold decreased to 67.7% in the first quarter of 2014 compared to 68.1% in the first quarter of 2013. Cost inflation experienced during the first quarter of 2014 was more than offset by the favorable impacts of productivity and price realization. In addition, the first quarter of 2013 included approximately $1.9 million of facility closure costs. Facility closure costs in the first quarter of 2014 were not significant.

Gross Profit

For the reasons described above, the consolidated gross profit margin in the first quarter of 2014 was 32.3% compared to 31.9% in the first quarter of 2013.

HUBBELL INCORPORATED - Form 10-Q    15

Back to Contents

Selling & Administrative Expenses (“S&A”)

S&A expenses in the first quarter of 2014 were $140.2 million compared to $138.6 million in the first quarter of 2013. The S&A increase of $1.6 million was primarily due to the S&A costs of the acquired businesses, partially offset by lower organic S&A costs. As a percentage of net sales, S&A expenses decreased to 18.5% in the first quarter of 2014 compared to 18.7% in the first quarter of 2013 mainly due to lower spending levels.

Total Other Expense

Total other expense was $8.7 million in the first quarter of 2014 compared to $6.5 million in the first quarter of 2013. This $2.2 million increase was primarily due to net foreign currency transaction losses of $1.3 million experienced in the first quarter of 2014 as compared to net foreign currency transaction gains of $0.9 million experienced in the first quarter of 2013.

Income Taxes

The effective tax rate in the first quarter of 2014 increased to 32.0% from 26.8% in the first quarter of 2013. The first quarter of 2013 included a $4.3 million benefit related to the full year of 2012 and a $0.8 million benefit related to the first quarter of 2013 for certain tax provisions, including the research and development tax credit that were part of the American Taxpayer Relief Act of 2012 (“2012 Relief Act”), which became law during the first quarter of 2013. Certain provisions, including the research and development tax credit, of the 2012 Relief Act expired on December 31, 2013.

Net income attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell decreased 3% in the first quarter of 2014 as compared to the first quarter of 2013. Higher operating income of $7.1 million was more than offset by higher income tax expense and foreign currency exchanges losses. The average number of diluted shares outstanding at the end of the first quarter of 2014 was lower by approximately 0.1 million shares as compared to the first quarter of 2013. For the reasons described above, earnings per diluted share decreased by 2%.

Segment Results

ELECTRICAL

	Three Months Ended March 31
(In millions)	2014	2013
Net sales	$538.8	$515.3
Operating income	$68.1	$61.6
Operating margin	12.6%	12.0%

Net sales in the Electrical segment increased 5% in the first quarter of 2014 compared with the first quarter of 2013. Acquisitions increased net sales by approximately four percentage points compared to the first quarter of 2013 and price realization was favorable by one percentage point. Foreign currency translation was unfavorable by less than one percentage point in the first quarter of 2014 as compared to the first quarter of 2013. Organic net sales were essentially flat versus the same three month period in the previous year as adverse weather conditions negatively impacted the first quarter of 2014.

Within the segment, net sales of electrical systems products increased 4% in the first quarter of 2014 compared to the first quarter of 2013 due to acquisitions, partially offset by slightly lower organic volume. The lower organic volume included weakness in construction markets, mostly offset by sales growth in wiring products. Sales of lighting products increased 5% in the first quarter of 2014 compared to the first quarter 2013 due to continued growth in the residential market and the impact of the prior year acquisition of Norlux.

Operating income in the first quarter of 2014 increased by $6.5 million, or 11%, to $68.1 million compared to the first quarter of 2013 while operating margin expanded by 60 basis points to 12.6%. Operating income and operating margin increased primarily due to productivity and favorable price realization, partially offset by other cost increases. Acquisitions increased operating income by $2.9 million and did not have a material impact on operating margin.

POWER

	Three Months Ended
	March 31
(In millions)	2014	2013
Net sales	$220.7	$224.8
Operating income	$36.7	$36.1
Operating margin	16.6%	16.1%

Net sales in the Power segment decreased 2% in the first quarter of 2014 compared to the first quarter of 2013. Lower organic sales volume of approximately two percentage points combined with the unfavorable impact of foreign currency translation and negative price realization, each approximately one percentage point, were partially offset by acquisitions. Acquisitions added two percentage points to net sales. The sales decline was primarily due to weaker demand for construction related products that were negatively impacted by adverse weather conditions in the first quarter of 2014 while spending for distribution and transmission was relatively flat.

HUBBELL INCORPORATED - Form 10-Q    16

Back to Contents

Operating income in the first quarter of 2014 increased by 2% to $36.7 million compared to the first quarter of 2013 while operating margin expanded by 50 basis points to 16.6%. The increase in operating income and operating margin was primarily due to productivity, partially offset by higher material costs, negative price realization and the impact of acquisitions. In addition, the first quarter of 2013 included facility closure costs of approximately $1.9 million.

Outlook

For 2014, we expect our overall net sales to increase by five to six percent compared to 2013, with acquisitions contributing three to four percent of the growth. We expect our end markets to grow by approximately two to three percent in 2014 led by double-digit growth in the residential market. The industrial and non-residential markets are expected to grow in the low single-digit range while the utility market is anticipated to remain flat.

We plan to continue to work on productivity initiatives, including improved sourcing, product redesign and lean projects focused on both factory and back office efficiency. We anticipate cost increases from materials, including both commodities and purchased products, healthcare and other inflationary costs. We plan to continue to invest in people and resources to support our growth initiatives. Overall we expect to expand operating margin by approximately 20 to 30 basis points in 2014 compared to 2013. Additionally, we expect our 2014 tax rate to increase to approximately 32.5% primarily due to the expiration of the research and development tax credit. As a result, we expect to increase our earnings in 2014 through higher sales, careful management of pricing relative to material costs and by continuing our productivity programs.

In 2014, we anticipate free cash flow (defined as cash flows from operations less capital expenditures) to approximate net income. Finally, with our strong financial position, we expect to enhance shareholder value through capital deployments with an emphasis on acquisitions.

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Three Months Ended March 31
(In millions)	2014	2013
Net cash provided by (used in):
Operating activities	$43.4	$42.7
Investing activities	(103.0)	(55.8)
Financing activities	(35.6)	(21.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	1.8	(4.0)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(93.4)	$(38.8)

Cash provided by operating activities for the three months ended March 31, 2014 increased slightly from the comparable period in 2013. Cash used for changes in working capital was $47.6 million and $47.9 million for the three month periods ended March 31, 2014 and 2013, respectively. Within working capital, changes in inventory were largely offset by changes in accounts receivable and lower tax payments in the first quarter of 2014 when compared to the first quarter of 2013.

Investing activities used cash of $103.0 million in the first three months of 2014 compared to cash used of $55.8 million during the comparable period in 2013. This increase is primarily due to higher net acquisition investments offset by net proceeds from the sale of available for sale investments. Financing activities used cash of $35.6 million in the first three months of 2014 compared to $21.7 million of cash used during the comparable period of 2013 primarily as a result of higher spending on the repurchase of common shares and an increase in dividends paid.

Investments in the Business

Investments in our business include both expenditures required to maintain the operation of our equipment and facilities as well as cash outlays in support of our strategic initiatives. During the first three months of 2014, we used cash of $12.7 million for capital expenditures, a decrease of $0.3 million from the comparable period of 2013.

During the first three months of 2014, the Company completed the acquisitions of Powerohm, Pen-Cell and FCA for $90.9 million, net of cash received. The Company continues to assess opportunities to expand sales through acquisitions of businesses that fill product gaps or allow for expansion into new markets. See also Note 2 - Business Acquisitions in the Notes to Condensed Consolidated Financial Statements.

In September 2011, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. During the three months ended March 31, 2014, the Company spent $11.5 million on the repurchase of common shares. As of March 31, 2014, approximately $81.9 million remains authorized for future repurchases under this program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

HUBBELL INCORPORATED - Form 10-Q     17

Back to Contents

Debt to Capital

At March 31, 2014 and December 31, 2013, the Company had $597.3 million and 597.2 million, respectively, of senior long-term notes, net of unamortized discount. These long-term fixed-rate notes, with amounts of $300 million due in both 2018 and 2022, respectively, are callable with a make whole provision and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at March 31, 2014.

The Company had $0.9 million of short-term debt outstanding at March 31, 2014. During 2014, the Company entered into a credit agreement for a 5.0 million Brazilian Reais line of credit to support its Brazilian operations. This line of credit expires in August 2014 and is not subject to annual commitment fees. At March 31, 2014, 1.1 million Brazilian Reais (equivalent to $0.5 million) were outstanding. Short-term debt is also comprised of outstanding borrowings of 2.6 million Chinese Renminbi (equivalent to $0.4 million) under existing lines of credit used to support its operations in China.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	March 31, 2014	December 31, 2013
Total Debt	$598.2	$597.5
Total Hubbell Shareholders’ Equity	1,935.3	1,906.4
TOTAL CAPITAL	$2,533.5	$2,503.9
Total Debt to Total Capital	24%	24%
Cash and Investments	693.4	786.6
NET DEBT	$(95.2)	$(189.1)
Net Debt to Total Capital	(4%)	(8%)

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

The Company had $647.3 million of cash and cash equivalents at March 31, 2014, of which approximately 45% was held outside of the United States. Except for a portion of current earnings, the Company’s intent is to indefinitely reinvest all of its undistributed international earnings and cash internationally.

As of March 31, 2014, the Company’s $500 million revolving credit facility had not been drawn against. The credit facility, which serves as a backup to our commercial paper program, expires in March 2018. The interest rate applicable to borrowing under the credit agreement is generally either the prime rate or a surcharge over LIBOR. The single financial covenant in the $500 million credit facility, which the Company is in compliance with, requires that total debt not exceed 55% of total capitalization. Annual commitment fees to support availability under the credit facility are not material.

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

We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2013. Since December 31, 2013, there were no material changes to our contractual obligations.

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

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first three months of 2014, there were no significant changes in our estimates and critical accounting policies.

HUBBELL INCORPORATED - Form 10-Q    18

Back to Contents

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our expected capital resources, liquidity, financial performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in operating results, anticipated market conditions and productivity initiatives are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

•	Changes in demand for our products, market conditions, product quality, or product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	The expected benefits and the timing of other actions in connection with our enterprise resource planning system.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected or future levels of operating cash flow, indebtedness and capital spending.

•	General economic and business conditions in particular industries, markets or geographic regions, as well as inflationary trends.

•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	A major disruption in one or more of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations and relocations.

•	Changes in our relationships with, or the financial condition or performance of, key distributors and other customers, agents or business partners which could adversely affect our results of operations.

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions.

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Ability to carry out future acquisitions and strategic investments in our core businesses as well as the acquisition related costs.

•	Unanticipated difficulties integrating acquisitions as well as the realization of expected synergies and benefits anticipated when we first enter into a transaction.

•	The ability of governments to meet their financial obligations.

•	Political unrest in foreign countries.

•	Natural disasters.

•	Future repurchases of common stock under our common stock repurchase program.

•	Changes in accounting principles, interpretations, or estimates.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

•	Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Any such forward-looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements. The Company disclaims any duty to update any forward-looking statement, all of which are expressly qualified by the foregoing, other than as required by law.

HUBBELL INCORPORATED - Form 10-Q    19

Back to Contents

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the first three months of 2014. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED - Form 10-Q    20

Back to Contents
PART II OTHER INFORMATION

ITEM 1A	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In September 2011, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. Year to date, the Company has spent $11.5 million on the repurchase of common shares. As of March 31, 2014, approximately $81.9 million remains authorized for future repurchases under this program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

			Approximate Value
			of Shares that
	Total Number of	Average Price	May Yet Be
	Class B Shares	Paid	Purchased Under
	Purchased	per Class B	the Programs
Period	(000’s)	Share	(In millions)
BALANCE AS OF DECEMBER 31, 2013			$93.4
January 2014	-	$-	$93.4
February 2014	25	119.47	$90.4
March 2014	71	119.51	$81.9
TOTAL FOR THE QUARTER ENDED MARCH 31, 2014	96	$119.50

The Company did not repurchase any Class A Common Stock during the three months ended, March 31, 2014.

HUBBELL INCORPORATED - Form 10-Q    21

Back to Contents
ITEM 6	Exhibits

Incorporated by Reference
Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
*	Filed herewith

HUBBELL INCORPORATED - Form 10-Q    22

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 22, 2014

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Joseph A. Capozzoli
	William R. Sperry		Joseph A. Capozzoli
	Senior Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)

HUBBELL INCORPORATED - Form 10-Q    23