Form 10-Q
period 2014-06-30
HUBBELL INC
filed 2014-07-22
CIK 48898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
(475) 882-4000
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark				YES	NO
•	whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
•	whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
•	whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
	Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of July 15, 2014 were 7,167,506 and 51,946,375, respectively.

Back to Contents
PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions, except per share amounts)	2014	2013	2014	2013
Net Sales	$855.8	$801.3	$1,615.3	$1,541.4
Cost of goods sold	563.3	529.3	1,077.8	1,033.1
Gross Profit	292.5	272.0	537.5	508.3
Selling & administrative expenses	148.8	139.9	289.0	278.5
Operating income	143.7	132.1	248.5	229.8
Interest expense, net	(7.0)	(7.3)	(14.5)	(14.6)
Other (expense) income, net	(0.3)	(2.0)	(1.5)	(1.2)
Total other expense	(7.3)	(9.3)	(16.0)	(15.8)
Income before income taxes	136.4	122.8	232.5	214.0
Provision for income taxes	45.6	39.8	76.4	64.2
Net income	90.8	83.0	156.1	149.8
Less: Net income attributable to noncontrolling interest	0.6	0.9	1.7	1.8
Net income attributable to Hubbell	$90.2	$82.1	$154.4	$148.0
Earnings per share
Basic	$1.53	$1.38	$2.61	$2.49
Diluted	$1.51	$1.37	$2.59	$2.47
Cash dividends per common share	$0.50	$0.45	$1.00	$0.90

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED - Form 10-Q    3

Back to Contents

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30
(in millions)	2014	2013
Net income	$90.8	$83.0
Other comprehensive income (loss):
Foreign currency translation adjustments	10.0	(13.3)
Pension and post retirement benefit plans’ service costs and net actuarial gains, net of taxes of $(0.2) and $(1.2)	0.4	2.1
Unrealized gain (loss) on investments, net of taxes of $0.0 and $0.2	0.1	(0.3)
Unrealized (loss) gain on cash flow hedges, net of taxes of $0.3 and $0.0	(0.6)	0.1
Other comprehensive income (loss)	9.9	(11.4)
Total comprehensive income	100.7	71.6
Less: Comprehensive income attributable to noncontrolling interest	0.6	0.9
Comprehensive income attributable to Hubbell	$100.1	$70.7

	Six Months Ended June 30
(in millions)	2014	2013
Net income	$156.1	$149.8
Other comprehensive income (loss):
Foreign currency translation adjustments	12.7	(21.8)
Pension and post retirement benefit plans’ service costs and net actuarial gains, net of taxes of $(0.5) and $(2.4)	0.9	4.3
Unrealized loss on investments, net of taxes of $0.0 and $0.2	-	(0.3)
Unrealized (loss) gain on cash flow hedges, net of taxes of $0.2 and $(0.2)	(0.4)	0.5
Other comprehensive income (loss)	13.2	(17.3)
Total comprehensive income	169.3	132.5
Less: Comprehensive income attributable to noncontrolling interest	1.7	1.8
Comprehensive income attributable to Hubbell	$167.6	$130.7

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED - Form 10-Q    4

Back to Contents

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$597.4	$740.7
Short-term investments	8.4	10.1
Accounts receivable, net	506.0	440.9
Inventories, net	429.8	385.7
Deferred taxes and other	61.8	55.0
Total Current Assets	1,603.4	1,632.4
Property, Plant, and Equipment, net	400.1	377.1
Other Assets
Investments	39.8	35.8
Goodwill	873.2	800.4
Intangible assets, net	331.2	286.6
Other long-term assets	61.9	54.9
TOTAL ASSETS	$3,309.6	$3,187.2
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$1.1	$0.3
Accounts payable	254.4	225.9
Accrued salaries, wages and employee benefits	53.5	74.7
Accrued insurance	48.7	41.8
Other accrued liabilities	106.8	124.3
Total Current Liabilities	464.5	467.0
Long-Term Debt	597.4	597.2
Other Non-Current Liabilities	241.5	208.2
TOTAL LIABILITIES	1,303.4	1,272.4
Total Hubbell Shareholders’ Equity	1,997.4	1,906.4
Noncontrolling interest	8.8	8.4
Total Equity	2,006.2	1,914.8
TOTAL LIABILITIES AND EQUITY	$3,309.6	$3,187.2

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED - Form 10-Q    5

Back to Contents

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30
(in millions)	2014	2013
Cash Flows from Operating Activities
Net income	$156.1	$149.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38.9	34.4
Deferred income taxes	6.1	7.8
Stock-based compensation	6.7	5.7
Tax benefit on stock-based awards	(6.2)	(5.6)
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(47.1)	(59.4)
Increase in inventories, net	(31.2)	(30.4)
Decrease in current liabilities	(9.4)	(0.4)
Changes in other assets and liabilities, net	(8.6)	5.9
Contribution to qualified defined benefit pension plans	(2.8)	(1.9)
Other, net	(1.3)	2.6
Net cash provided by operating activities	101.2	108.5
Cash Flows from Investing Activities
Capital expenditures	(27.1)	(26.0)
Acquisition of businesses, net of cash acquired	(147.3)	(81.7)
Purchases of available-for-sale investments	(6.0)	(7.3)
Proceeds from available-for-sale investments	4.7	6.2
Other, net	1.4	4.0
Net cash used in investing activities	(174.3)	(104.8)
Cash Flows from Financing Activities
Short-term debt borrowings	0.7	-
Payment of dividends	(59.1)	(53.3)
Payment of dividends to noncontrolling interest	(1.3)	(0.7)
Repurchase of common shares	(23.3)	(6.5)
Proceeds from exercise of stock options	0.7	1.1
Tax benefit on stock-based awards	6.2	5.6
Other, net	0.1	0.1
Net cash used in financing activities	(76.0)	(53.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	5.8	(8.4)
Decrease in cash and cash equivalents	(143.3)	(58.4)
Cash and cash equivalents
Beginning of period	740.7	645.0
End of period	$597.4	$586.6

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED - Form 10-Q    6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not permitted. The Company is currently assessing the impact of adopting this guidance on its financial statements.

In April 2014, the FASB issued new guidance changing the criteria for determining which disposals of components of an entity can be presented as discontinued operations and modifying the related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of assets as held for sale after the effective date and is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Company does not expect that adoption of this standard to have a material impact on its financial statements.

In July 2013, the FASB amended its guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, similar tax loss, or a tax credit carry-forward exists. This amendment was adopted by the Company effective January 1, 2014 and did not have a material impact on its financial statements.

NOTE 2	Business Acquisitions

During the second quarter of 2014, the Company purchased all of the outstanding common stock of Reuel, Inc. (“Reuel”), an industry leader in the manufacture of durable and weather resistant epoxy molded electrical products. Reuel was purchased for $11.5 million, net of cash received, and has been added to the Power segment, resulting in the recognition of intangible assets of $5.8 million and goodwill of $2.7 million. The $5.8 million of intangible assets consists primarily of customer relationships and tradenames that will be amortized over a weighted average period of approximately 11 years. None of the goodwill associated with the Reuel acquisition is expected to be deductible for tax purposes.

During the second quarter of 2014, the Company purchased all of the outstanding common stock of Litecontrol Corporation (“Litecontrol”), a manufacturer of linear architectural lighting products with significant custom capabilities. Litecontrol was purchased for $44.9 million, net of cash received, and has been added to the Electrical segment, resulting in the recognition of intangible assets of $18.4 million and goodwill of $18.3 million. The $18.4 million of intangible assets consists primarily of customer relationships and tradenames that will be amortized over a weighted average period of approximately 13 years. Currently, none of the goodwill associated with the Litecontrol acquisition is expected to be deductible for tax purposes.

During the first quarter of 2014, the Company purchased all of the outstanding common stock of Powerohm Resistors, Inc. (“Powerohm”), which manufactures and sells power and braking resistors. Powerohm was purchased for $51.7 million, net of cash received, and has been added to the Electrical segment, resulting in the recognition of intangible assets of $22.3 million and goodwill of $33.8 million. The $22.3 million of intangible assets consists primarily of customer relationships and tradenames that will be amortized over a weighted average period of approximately 19 years. None of the goodwill associated with the Powerohm acquisition is expected to be deductible for tax purposes.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition related to these transactions:

Tangible assets acquired	$58.7
Intangible assets	56.0
Goodwill	69.9
Net deferred tax liabilities	(17.8)
Other liabilities assumed	(19.5)
TOTAL CASH CONSIDERATION, NET	$147.3

The Condensed Consolidated Financial Statements include the results of operations of Reuel, Litecontrol, Powerohm, Pen-Cell and FCA from the date of acquisition. Net sales and earnings related to these acquisitions for the three and six months ended June 30, 2014 were not significant to the consolidated results. Pro forma information related to these acquisitions has not been included because the impact to the Company’s consolidated results of operations was not material.

NOTE 3	Segment Information

The Company’s reporting segments consist of the Electrical segment and the Power segment. The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2014	2013	2014	2013	2014	2013
Three Months Ended June 30
Electrical	$612.4	$564.5	$95.5	$88.9	15.6%	15.7%
Power	243.4	236.8	48.2	43.2	19.8%	18.2%
TOTAL	$855.8	$801.3	$143.7	$132.1	16.8%	16.5%
Six Months Ended June 30
Electrical	$1,151.2	$1,079.8	$163.6	$150.5	14.2%	13.9%
Power	464.1	461.6	84.9	79.3	18.3%	17.2%
TOTAL	$1,615.3	$1,541.4	$248.5	$229.8	15.4%	14.9%

NOTE 4	Inventories, net

Inventories, net are comprised of the following (in millions):

	June 30, 2014	December 31, 2013
Raw material	$144.7	$122.3
Work-in-process	100.5	87.2
Finished goods	267.8	259.4
	513.0	468.9
Excess of FIFO over LIFO cost basis	(83.2)	(83.2)
TOTAL	$429.8	$385.7

HUBBELL INCORPORATED - Form 10-Q    8

Back to Contents
NOTE 5	Goodwill and Intangible Assets, net

Changes in the carrying values of goodwill for the six months ended June 30, 2014, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
BALANCE DECEMBER 31, 2013	$520.9	$279.5	$800.4
Acquisitions	52.1	17.8	69.9
Translation/other	2.2	0.7	2.9
BALANCE JUNE 30, 2014	$575.2	$298.0	$873.2

In 2014, the Company completed the acquisitions of Reuel, Litecontrol, Powerohm, Pen-Cell and FCA. The Litecontrol and Powerohm acquisitions were added to the Electrical segment, while the Reuel, Pen-Cell and FCA acquisitions were added to the Power segment. These acquisitions have been accounted for as business combinations and have resulted in the recognition of $69.9 million of goodwill. See also Note 2 – Business Acquisitions.

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

Goodwill impairment testing requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. The Company uses internal discounted cash flow estimates to determine fair value. These cash flow estimates are derived from historical experience and future long-term business plans and the application of an appropriate discount rate. Changes in these estimates and assumptions could affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company’s estimated aggregate fair value of its reporting units are reasonable when compared to the Company’s market capitalization on the valuation date.

As of April 1, 2014, the impairment testing resulted in implied fair values for each reporting unit that exceeded the reporting unit’s carrying value, including goodwill. The Company did not have any reporting units at risk of failing Step 1 of the impairment test as the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) ranged from approximately 100% to approximately 400% for the respective reporting units. Additionally, the Company did not have any reporting units with zero or negative carrying amounts.

The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheet is as follows (in millions):

	June 30, 2014		December 31, 2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$125.5	$(30.2)	$111.2	$(27.7)
Customer/agent relationships and other	261.9	(81.9)	222.2	(75.0)
Total	387.4	(112.1)	333.4	(102.7)
Indefinite-lived:
Tradenames and other	55.9	-	55.9	-
TOTAL	$443.3	$(112.1)	$389.3	$(102.7)

Amortization expense associated with these definite-lived intangible assets was $11.7 million and $9.6 million for the six months ended June 30, 2014 and 2013, respectively. Future amortization expense associated with these intangible assets is expected to be $11.5 million for the remainder of 2014, $21.5 million in 2015, $20.6 million in 2016, $19.4 million in 2017, $17.7 million in 2018, and $16.3 million in 2019.

NOTE 6	Other Accrued Liabilities

Other accrued liabilities are comprised of the following (in millions):

	June 30, 2014	December 31, 2013
Customer program incentives	$25.4	$39.1
Accrued income taxes	4.9	11.8
Deferred revenue	17.7	15.8
Other	58.8	57.6
TOTAL	$106.8	$124.3

HUBBELL INCORPORATED - Form 10-Q    9

Back to Contents
NOTE 7	Other Non-Current Liabilities

Other non-current liabilities are comprised of the following (in millions):

	June 30, 2014	December 31, 2013
Pensions	$79.6	$78.9
Other postretirement benefits	25.5	25.6
Deferred tax liabilities	85.1	66.7
Other	51.3	37.0
TOTAL	$241.5	$208.2

NOTE 8	Total Equity

Total equity is comprised of the following (in millions, except per share amounts):

	June 30, 2014	December 31, 2013
Common stock, $.01 par value:
Class A - authorized 50.0 shares; issued and outstanding 7.2 and 7.2 shares	$0.1	$0.1
Class B - authorized 150.0 shares; issued and outstanding 51.9 and 52.0 shares	0.5	0.5
Additional paid-in-capital	26.8	44.2
Retained earnings	2,027.8	1,932.6
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(66.1)	(67.0)
Cumulative translation adjustment	8.5	(4.2)
Unrealized gain on investment, net of tax	0.4	0.4
Cash flow hedge loss, net of tax	(0.6)	(0.2)
Total Accumulated other comprehensive loss	(57.8)	(71.0)
Hubbell shareholders’ equity	1,997.4	1,906.4
Noncontrolling interest	8.8	8.4
TOTAL EQUITY	$2,006.2	$1,914.8

A summary of the changes in equity for the six months ended June 30, 2014 and 2013 is provided below (in millions):

	Six Months Ended June 30
	2014			2013
	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity
EQUITY, JANUARY 1,	$1,906.4	$8.4	$1,914.8	$1,661.2	$6.7	$1,667.9
Total comprehensive income	167.6	1.7	169.3	130.7	1.8	132.5
Stock-based compensation	6.3	-	6.3	5.4	-	5.4
Exercise of stock options	0.7	-	0.7	1.1	-	1.1
Income tax windfall from stock-based awards, net	6.2	-	6.2	5.6	-	5.6
Repurchase/surrender of common shares	(31.1)	-	(31.1)	(15.0)	-	(15.0)
Issuance of shares related to directors’ deferred compensation	0.5	-	0.5	0.1	-	0.1
Dividends to noncontrolling interest	-	(1.3)	(1.3)	-	(0.7)	(0.7)
Cash dividends declared	(59.2)	-	(59.2)	(53.4)	-	(53.4)
EQUITY, JUNE 30,	$1,997.4	$8.8	$2,006.2	$1,735.7	$7.8	$1,743.5

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statement of Comprehensive Income.

HUBBELL INCORPORATED - Form 10-Q    10

Back to Contents
NOTE 9	Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the six months ended June 30, 2014 is provided below (in millions):

(debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2013	$(0.2)	$0.4	$(67.0)	$(4.2)	$(71.0)
Other comprehensive income (loss) before reclassifications	-	-	-	12.7	12.7
Amounts reclassified from accumulated other comprehensive loss	(0.4)	-	0.9	-	0.5
Current period other comprehensive income (loss)	(0.4)	-	0.9	12.7	13.2
BALANCE AT JUNE 30, 2014	$(0.6)	$0.4	$(66.1)	$8.5	$(57.8)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three months ended June 30, 2014 and 2013 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$0.2	$-		Cost of goods sold
	0.2	-		Total before tax
	(0.1)	-		Tax (expense) benefit
	$0.1	$-		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.2	$0.2	(a)
Actuarial gains/(losses)	(0.8)	(3.5	)(a)
	(0.6)	(3.3)		Total before tax
	0.2	1.2		Tax benefit (expense)
	$(0.4)	$(2.1)		(Loss) gain net of tax
Losses reclassified into earnings	$(0.3)	$(2.1)		(Loss) gain net of tax

(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11 - Pension and Other Benefits for additional details).

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the six months ended June 30, 2014 and 2013 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$0.6	$0.1		Cost of goods sold
	0.6	0.1		Total before tax
	(0.2)	-		Tax (expense) benefit
	$0.4	$0.1		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.3	$0.4	(a)
Actuarial gains/(losses)	(1.7)	(7.1	)(a)
	(1.4)	(6.7)		Total before tax
	0.5	2.4		Tax benefit (expense)
	$(0.9)	$(4.3)		(Loss) gain net of tax
Losses reclassified into earnings	$(0.5)	$(4.2)		(Loss) gain net of tax

(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11 - Pension and Other Benefits for additional details).

HUBBELL INCORPORATED - Form 10-Q    11

Back to Contents
NOTE 10	Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Service-based and performance-based restricted stock granted by the Company is considered a participating security as these awards contain a non-forfeitable right to dividends.

The following table sets forth the computation of earnings per share for the three and six months ended June 30, 2014 and 2013 (in millions, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Numerator:
Net income attributable to Hubbell	$90.2	$82.1	$154.4	$148.0
Less: Earnings allocated to participating securities	0.3	0.3	0.5	0.5
Net income available to common shareholders	$89.9	$81.8	$153.9	$147.5
Denominator:
Average number of common shares outstanding	59.0	59.1	59.0	59.1
Potential dilutive shares	0.4	0.5	0.5	0.5
Average number of diluted shares outstanding	59.4	59.6	59.5	59.6
Earnings per share:
Basic	$1.53	$1.38	$2.61	$2.49
Diluted	$1.51	$1.37	$2.59	$2.47

The Company did not have any significant anti-dilutive securities during the three and six months ended June 30, 2014 and 2013.

NOTE 11	Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three and six months ended June 30, 2014 and 2013 (in millions):

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Three Months Ended June 30
Service cost	$3.8	$4.0	$-	$-
Interest cost	10.2	9.1	0.4	0.4
Expected return on plan assets	(11.3)	(11.6)	-	-
Amortization of prior service cost	-	0.1	(0.2)	(0.3)
Amortization of actuarial losses/(gains)	0.9	3.5	(0.1)	-
NET PERIODIC BENEFIT COST	$3.6	$5.1	$0.1	$0.1
Six Months Ended June 30
Service cost	$7.5	$8.0	$-	$-
Interest cost	20.4	18.2	0.6	0.6
Expected return on plan assets	(22.6)	(23.3)	-	-
Amortization of prior service cost	0.1	0.1	(0.4)	(0.5)
Amortization of actuarial losses/(gains)	1.8	7.1	(0.1)	-
NET PERIODIC BENEFIT COST	$7.2	$10.1	$0.1	$0.1

Employer Contributions

The Company anticipates making required contributions of approximately $4.9 million to its foreign pension plans during 2014, of which $2.8 million has been contributed through June 30, 2014. The Company is not required under the Pension Protection Act of 2006 to make any contributions to its qualified domestic benefit pension plans during 2014.

NOTE 12	Guarantees

The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of June 30, 2014 and December 31, 2013, the fair value and maximum potential payment related to the Company’s guarantees were not material.

HUBBELL INCORPORATED - Form 10-Q    12

Back to Contents

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

Changes in the accrual for product warranties during the six months ended June 30, 2014 are set forth below (in millions):

BALANCE AT DECEMBER 31, 2013	$6.6
Provision	5.5
Expenditures/other	(5.4)
BALANCE AT JUNE 30, 2014	$6.7

NOTE 13	Fair Value Measurement

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

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at June 30, 2014 and December 31, 2013 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Total
June 30, 2014
Money market funds(a)	$334.9	$-	$334.9
Available for sale investments	39.5	-	39.5
Trading securities	8.7	-	8.7
Deferred compensation plan liabilities	(8.7)	-	(8.7)
Derivatives:
Forward exchange contracts	-	(0.3)	(0.3)
	$374.4	$(0.3)	$374.1

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Total
December 31, 2013
Money market funds(a)	$482.2	$-	$482.2
Available for sale investments	38.6	-	38.6
Trading securities	7.3	-	7.3
Deferred compensation plan liabilities	(7.3)	-	(7.3)
Derivatives:
Forward exchange contracts	-	0.4	0.4
	$520.8	$0.4	$521.2

(a) Money market funds are reflected in Cash and cash equivalents in the Condensed Consolidated Balance Sheet.

The methods and assumptions used to estimate the Level 2 fair values were as follows:

Forward exchange contracts – The fair value of forward exchange contracts were based on quoted forward foreign exchange prices at the reporting date.

During the three and six months ended June 30, 2014 there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. During the six months ended June 30, 2014 and as of December 31, 2013, the Company did not have any financial assets or liabilities that fell within the Level 3 hierarchy.

HUBBELL INCORPORATED - Form 10-Q    13

Back to Contents

Investments

At June 30, 2014 and December 31, 2013, the Company had $39.5 million and $38.6 million, respectively, of municipal bonds classified as available-for-sale securities. The Company also had $8.7 million and $7.3 million of trading securities at June 30, 2014 and December 31, 2013, respectively. These investments are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During the six months ended June 30, 2014 and 2013, the Company purchased $1.2 million and $0.9 million, respectively, of trading securities related to these deferred compensation plans. As a result of participant distributions, the Company sold $0.2 million of these trading securities during the six months ended June 30, 2014. There were no participant distributions during the six months ended June 30, 2013. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

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

The fair values of derivative instruments in the Condensed Consolidated Balance Sheet are as follows (in millions):

	Asset/(Liability) Derivatives
		Fair Value
Derivatives designated as hedges	Balance Sheet Location	June 30, 2014	December 31, 2013
Forward exchange contracts designated as cash flow hedges	Other accrued liabilities	$(0.4)	$-
Forward exchange contracts designated as cash flow hedges	Deferred taxes and other	0.1	0.4
		$(0.3)	$0.4

Forward exchange contracts

In 2014 and 2013, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases by one of its Canadian subsidiaries. As of June 30, 2014, the Company had 18 individual forward exchange contracts for a notional $1.0 million each, which have various expiration dates through June 2015. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

Interest rate locks

Prior to the issuance of long-term notes in 2010 and 2008, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2010 interest rate lock resulted in a pretax $1.6 million loss while the 2008 interest rate lock resulted in a pretax $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. The amortization associated with these interest rate locks is reclassified from Accumulated other comprehensive loss to Interest expense, net in the Condensed Consolidated Statement of Income. The amortization reclassification for the three and six months ended June 30, 2014 and 2013 was not material. As of both June 30, 2014 and December 31, 2013 there was $0.4 million of net unamortized losses reflected in Accumulated other comprehensive loss.

The following table summarizes the results of cash flow hedging relationships for the three months ended June 30, 2014 and 2013 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings (Effective Portion)
Derivative Instrument	2014	2013	(Effective Portion)	2014	2013
Forward exchange contract	$(0.5)	$0.1	Cost of goods sold	$0.2	$-

The following table summarizes the results of cash flow hedging relationships for the six months ended June 30, 2014 and 2013, (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings (Effective Portion)
Derivative Instrument	2014	2013	(Effective Portion)	2014	2013
Forward exchange contract	$-	$0.6	Cost of goods sold	$0.6	$0.1

There was no hedge ineffectiveness with respect to the forward exchange cash flow hedges during the three and six months ended June 30, 2014 and 2013.

HUBBELL INCORPORATED - Form 10-Q    14

Back to Contents

Long-term Debt

The total carrying value of long-term debt as of June 30, 2014 and December 31, 2013 was $597.4 million and $597.2 million, respectively, net of unamortized discount. As of June 30, 2014 and December 31, 2013, the estimated fair value of the long-term debt was $639.5 million and $631.0 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

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

The Company is currently involved in litigation with Powerweb Energy, Inc. The lawsuit alleges breach of contract, breach of the duty of good faith and fair dealing, unjust enrichment, misappropriation of trade secrets, misappropriation of idea, conversion, breach of fiduciary duty, and unfair trade practices as a result of actions including the Company’s development and sale of wiHUBB wireless lighting technology. The lawsuit seeks damages, court costs, interest, attorney’s fees, a constructive trust, and an injunction prohibiting the Company and its two subsidiaries from using Powerweb’s claimed technology or disclosing the claimed Powerweb technology to any third parties. The Company’s motion to dismiss the case was denied by the District Court in November 2012. The Company moved for summary judgment on all of Powerweb’s claims. Since the beginning of the second quarter of 2014, the Court granted the Company’s summary judgment motions in part, entering judgment in the Company’s favor as to Powerweb’s claims for unjust enrichment, conversion, and on Powerweb’s claim for lost profits. Summary judgments relating to all other claims were denied. Discovery is now complete and no trial date has been set. The Company believes it has meritorious defenses against all of the remaining claims and will continue to vigorously defend itself in this matter. During 2013, the Company recorded an accrual equal to the low end of its estimated range of outcome. In addition, the Company does not believe the outcome will result in a material amount in excess of the existing accrual. Given the inherent uncertainty of litigation, however, the ultimate resolution of this matter remains unclear and could have a material adverse effect on the Company’s financial position, liquidity, and results of operations.

HUBBELL INCORPORATED - Form 10-Q    15

Back to Contents
ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the United Kingdom, Brazil and Australia. The Company also participates in joint ventures in Taiwan and Hong Kong, and maintains offices in Singapore, China, India, Mexico, South Korea and countries in the Middle East. The Company employs approximately 15,200 individuals worldwide.

The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for the three and six months ended June 30, 2014 are included under “Segment Results” within this Management’s Discussion and Analysis.

The Company is focused on growing profits and delivering attractive returns to our shareholders by executing a business plan focused on the following key initiatives: revenue growth, price realization, productivity improvements and effective capital deployment.

As part of our revenue growth initiative, we remain focused on expanding market share through new product introductions and more effective utilization of sales and marketing efforts across the organization. In addition, we continue to assess opportunities to expand sales through acquisitions of businesses that fill product line gaps or allow for expansion into new markets.

Price realization and productivity improvements are key areas of focus for our company. Productivity programs impact virtually all functional areas within the Company by reducing or eliminating waste and improving processes. We continue to expand our efforts surrounding global product and component sourcing and supplier cost reduction programs. Value engineering efforts, product transfers and the use of lean process improvement techniques are expected to continue to increase manufacturing efficiency. In addition, we continue to build upon the benefits of our enterprise resource planning system across all functions and have also implemented a sustainability program across the organization. Material costs represent a significant portion of our cost of goods sold; therefore volatility in this area can significantly impact profitability. Our goal is to have pricing and productivity programs that offset material and other inflationary cost increases as well as pay for investments in key growth areas.

Results of Operations – Second Quarter of 2014 compared to the Second Quarter of 2013

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended June 30
	2014	% of Net sales	2013	% of Net sales
Net sales	$855.8		$801.3
Cost of goods sold	563.3	65.8%	529.3	66.1%
Gross profit	292.5	34.2%	272.0	33.9%
Selling & administrative expense	148.8	17.4%	139.9	17.5%
Operating income	143.7	16.8%	132.1	16.5%
Net income attributable to Hubbell	90.2	10.5%	82.1	10.2%
Earnings per share - diluted	$1.51		$1.37

Net Sales

Net sales of $855.8 million for the second quarter of 2014 increased seven percent compared to the second quarter of 2013 primarily due to completed acquisitions and higher organic volume. Acquisitions added five percentage points to net sales and higher organic volume added two percentage points. Foreign currency translation and price both had a minimal impact on the second quarter of 2014 as compared to the same period of 2013.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold decreased to 65.8% in the second quarter of 2014 compared to 66.1% in the second quarter of 2013. Included in cost of goods sold for the three months ended June 30, 2014 were $0.3 million of facility closure costs as compared to $2.4 million of facility closure costs incurred for the three months ended June 30, 2013. In addition, realized productivity in excess of cost inflation was partially offset by unfavorable mix and higher material costs.

Gross Profit

The consolidated gross profit margin in the second quarter of 2014 was 34.2% compared to 33.9% in the second quarter of 2013. Included in gross profit for the three months ended June 30, 2014 were $0.3 million of facility closure costs as compared to $2.4 million of facility closure costs incurred for the three months ended June 30, 2013. In addition, realized productivity in excess of cost inflation was partially offset by unfavorable mix and higher material costs.

HUBBELL INCORPORATED - Form 10-Q    16

Back to Contents

Selling & Administrative Expenses (“S&A”)

S&A expenses in the second quarter of 2014 were $148.8 million compared to $139.9 million in the second quarter of 2013. The S&A increase of $8.9 million was primarily due to the S&A costs of the acquired businesses. As a percentage of net sales, S&A expenses decreased to 17.4% in the second quarter of 2014 compared to 17.5% in the second quarter of 2013 mainly due to volume leverage.

Total Other Expense

Total other expense was $7.3 million in the second quarter of 2014 compared to $9.3 million in the second quarter of 2013. This $2.0 million decrease was primarily due to net foreign currency transaction gains of $0.3 million experienced in the second quarter of 2014 as compared to net foreign currency transaction losses of $1.8 million experienced in the second quarter of 2013.

Income Taxes

The effective tax rate in the second quarter of 2014 increased to 33.4% from 32.4% in the second quarter of 2013. The increase in the effective rate in the second quarter of 2014 was primarily due to a benefit in the second quarter of 2013 related to certain provisions, including the research and development tax credit, which were absent in the current quarter due to the expiration of the American Taxpayer Relief Act of 2012 on December 31, 2013. In addition, the current quarter included a charge for certain discrete items, including foreign return to provision adjustments.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell increased ten percent in the second quarter of 2014 as compared to the second quarter of 2013. Higher operating income of $11.6 million and lower other expenses were partially offset by higher income tax expense. The average number of diluted shares outstanding at the end of the second quarter of 2014 was lower by approximately 0.2 million shares as compared to the second quarter of 2013. Earnings per diluted share increased by ten percent versus the second quarter of 2013 due to the higher operating income, lower other expense and lower number of diluted shares outstanding, partially offset by higher income tax expense.

Segment Results

ELECTRICAL

	Three Months Ended June 30
(In millions)	2014	2013
Net sales	$612.4	$564.5
Operating income	$95.5	$88.9
Operating margin	15.6%	15.7%

Net sales in the Electrical segment increased eight percent in the second quarter of 2014 compared with the second quarter of 2013. The increase in net sales was due to completed acquisitions and higher organic volume of five percentage points and three percentage points, respectively, compared to the second quarter of 2013.

Within the segment, net sales of electrical systems products increased seven percent in the second quarter of 2014 compared to the second quarter of 2013. Of the seven percent sales increase in the second quarter of 2014, acquisitions accounted for four percent and higher organic volume accounted for three percent. Sales of lighting products increased twelve percent in the second quarter of 2014 compared to the second quarter 2013, six percent due to acquisitions and six percent due to organic growth from both the commercial and industrial and the residential market channels.

Operating income in the second quarter of 2014 increased seven percent, or $6.6 million, to $95.5 million compared to the second quarter of 2013. The $6.6 million increase in operating income is primarily due to realized productivity in excess of cost increases and the favorable impact of higher organic volume, mostly offset by unfavorable mix and higher material costs. Operating margin contracted by 10 basis points to 15.6%, reflecting a 20 basis point unfavorable impact of margin dilution from our completed acquisitions.

POWER

	Three Months Ended June 30
(In millions)	2014	2013
Net sales	$243.4	$236.8
Operating income	$48.2	$43.2
Operating margin	19.8%	18.2%

HUBBELL INCORPORATED - Form 10-Q    17

Back to Contents

Net sales in the Power segment increased approximately three percent in the second quarter of 2014 compared to the second quarter of 2013. Completed acquisitions added four percentage points to net sales and were partially offset by the unfavorable impact of foreign currency translation. Demand for distribution and transmission products was essentially flat in the second quarter of 2014 versus the second quarter of 2013.

Operating income in the second quarter of 2014 increased by twelve percent to $48.2 million compared to the second quarter of 2013, while operating margin expanded by 160 basis points to 19.8%. The increase in operating income was primarily due to realized productivity, contributions from completed acquisitions and lower facility closure costs, partially offset by higher material costs and lower price realization. Acquisitions had a neutral impact on operating margin in the Power segment for the second quarter of 2014.

Results of Operations – Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Six Months Ended June 30
	2014	% of Net sales	2013	% of Net sales
Net sales	$1,615.3		$1,541.4
Cost of goods sold	1,077.8	66.7%	1,033.1	67.0%
Gross profit	537.5	33.3%	508.3	33.0%
Selling & administrative expense	289.0	17.9%	278.5	18.1%
Operating income	248.5	15.4%	229.8	14.9%
Net income attributable to Hubbell	154.4	9.6%	148.0	9.6%
Earnings per share - diluted	$2.59		$2.47

Net Sales

Net sales of $1.6 billion for the first six months of 2014 increased five percent compared to the first six months of 2013 primarily due to completed acquisitions and higher organic volume. Completed acquisitions added four percentage points while higher organic volume contributed one percentage point.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold decreased to 66.7% for the first six months of 2014 compared to 67.0% for the first six months of 2013. Included in cost of goods sold for the six months ended June 30, 2014 were $0.3 million of facility closure costs as compared to $4.3 million of facility closure costs incurred for the six months ended June 30, 2013. In addition, realized productivity in excess of cost inflation was mostly offset by higher material costs and the dilutive impact of acquisitions.

Gross Profit

The consolidated gross profit margin was 33.3% in the first six months of 2014 compared to 33.0% in the first six months of 2013. Included in gross profit for the six months ended June 30, 2014 were $0.3 million of facility closure costs as compared to $4.3 million of facility closure costs incurred for the six months ended June 30, 2013. In addition, realized productivity in excess of cost inflation was mostly offset by higher material costs and the dilutive impact of acquisitions.

Selling & Administrative Expenses

S&A expenses in the first six months of 2014 were $289.0 million compared to $278.5 million in the first six months of 2013. The S&A increase of $10.5 million was due to the S&A costs of the acquired businesses. As a percentage of net sales, S&A expenses decreased to 17.9% in the first six months of 2013 compared to 18.1% in the first six months of 2013 due to volume leverage.

Total Other Expense

Total other expense was $16.0 million in the first six months of 2014 compared to $15.8 million in the first six months of 2013. This $0.2 million increase was primarily due to slightly higher net foreign currency transaction losses experienced in the first six months of 2014 as compared to the same six month period in 2013.

Income Taxes

The effective tax rate in the first six months of 2014 increased to 32.9% from 30.0% in the first six months of 2013. The first six months of 2013 included a $4.3 million benefit related to the full year 2012, and a $1.6 million benefit related to the first six months of 2013 for certain provisions, including the research and development credit that were part of the American Taxpayer Relief Act of 2012, which became law in the first quarter of 2013. Certain provisions, including the research and development tax credit, of the 2012 American Taxpayer Relief Act expired on December 31, 2013.

HUBBELL INCORPORATED - Form 10-Q    18

Back to Contents

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell and earnings per diluted share increased four percent and five percent, respectively, in the first six months of 2014 as compared to the first six months of 2013. In addition, earnings per diluted share reflect a decrease of 0.1 million in the average number of shares outstanding for the first six months of 2014 compared to the first six months of 2013.

Segment Results

ELECTRICAL

	Six Months Ended June 30
(In millions)	2014	2013
Net sales	$1,151.2	$1,079.8
Operating income	$163.6	$150.5
Operating margin	14.2%	13.9%

Net sales in the Electrical segment increased approximately seven percent in the first six months of 2014 compared to the first six months of 2013 due to completed acquisitions and higher organic volume. Compared to the first six months of 2013, acquisitions and organic volume added five and two percentage points, respectively, to net sales. In addition, price realization was offset by the negative impacts of foreign currency translation, each less than one percentage point.

Within the segment, electrical systems products net sales increased six percent in the first six months of 2014 compared to the first six months of 2013 due to acquisitions and organic growth of approximately five percent and one percent, respectively. Sales of lighting products increased eight percent in the first six months of 2014 compared to the first six months of 2013 due to completed acquisitions and higher organic growth, each contributing approximately four percent. The higher organic sales experienced were in both the residential market and commercial and industrial market channels.

Operating income in the first six months of 2014 increased nine percent to $163.6 million compared to the first six months of 2013 while operating margin expanded by 30 basis points to 14.2%. Operating income increased due to acquisitions, higher organic volume, and productivity in excess of other cost increases. Operating margin expanded by 30 basis points primarily due to productivity in excess of other cost increases and the favorable impact of higher organic volume, partially offset by the dilutive impact of acquisitions.

POWER

	Six Months Ended June 30
(In millions)	2014	2013
Net sales	$464.1	$461.6
Operating income	$84.9	$79.3
Operating margin	18.3%	17.2%

Net sales in the Power segment in the first six months of 2014 were $464.1 million, up approximately one percent versus the first six months of 2013. The impact of acquisitions added three percentage points to net sales, while lower organic volume and unfavorable foreign currency translation each decreased net sales by approximately one percentage point. Distribution and transmission net sales were essentially flat compared to the first six months of 2013.

Operating income increased seven percent to $84.9 million and operating margin expanded by 110 basis points to 18.3% in the first six months of 2014 compared to the first six months of 2013. The increase in operating income was primarily due to realized productivity, contributions from completed acquisitions and lower facility closure costs, partially offset by higher material costs and lower price realization. For the first six months of 2014, acquisitions in the Power segment were 20 basis points dilutive to operating margin.

Outlook

For 2014, we expect our overall net sales to increase by five to six percent compared to 2013, with acquisitions contributing more than half of the growth. We expect our end markets to grow by approximately two to three percent in 2014 led by mid to high single-digit growth in the residential market. The industrial and non-residential markets are expected to grow in the low single-digit range while the utility market is anticipated to remain relatively flat.

We plan to continue to work on productivity initiatives, including improved sourcing, product redesign and lean projects focused on both factory and back office efficiency. We anticipate to incur cost increases from materials, including commodities and purchased products, healthcare and other inflationary costs. We plan to continue to invest in people and resources to support our growth initiatives. While our operating margin expanded by 50 basis points in the first six months of 2014, we expect operating margin will be pressured in the second half of 2014 due to a less favorable product mix, driven by higher sales of lower margin products, and from the dilutive impact of acquisitions. In addition, we anticipate competitive pricing pressures in the second half of 2014 and as a result we are evaluating additional cost reduction initiatives, primarily in lighting products within the Electrical segment. On a full-year basis, we expect to expand operating margin by approximately 20 to 30 basis points in 2014 compared to 2013. Additionally, we expect our 2014 tax rate to increase to approximately 33.0% primarily due to the expiration of the research and development tax credit. As a result, we expect to increase our earnings in 2014 through higher sales, careful management of pricing relative to material costs and by continuing to execute on our productivity programs.

In 2014, we anticipate free cash flow (defined as cash flows from operations less capital expenditures) to approximate net income. Finally, with our strong financial position, we expect to enhance shareholder value through capital deployments with an emphasis on acquisitions.

HUBBELL INCORPORATED - Form 10-Q    19

Back to Contents

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Six Months Ended June 30
(In millions)	2014	2013
Net cash provided by (used in):
Operating activities	$101.2	$108.5
Investing activities	(174.3)	(104.8)
Financing activities	(76.0)	(53.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	5.8	(8.4)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(143.3)	$(58.4)

Cash provided by operating activities for the six months ended June 30, 2014 decreased slightly from the comparable period in 2013, due to increased tax payments, which more than offset cash provided by higher net income and lower cash used for working capital.

Investing activities used cash of $174.3 million in the first six months of 2014 compared to cash used of $104.8 million during the comparable period in 2013. This increase is primarily due to an increase in the number of completed acquisitions in the first six months of 2014 as compared to the same period in 2013. Financing activities used cash of $76.0 million in the first six months of 2014 compared to $53.7 million of cash used during the comparable period of 2013 primarily as a result of higher spending on the repurchase of common shares and an increase in dividends paid.

Investments in the Business

Investments in our business include both expenditures required to maintain the operation of our equipment and facilities as well as cash outlays in support of our strategic initiatives. During the first six months of 2014, we used cash of $27.1 million for capital expenditures, an increase of $1.1 million from the comparable period of 2013.

During the first six months of 2014, the Company completed the acquisitions of Reuel, Litecontrol, Powerohm, Pen-Cell and FCA, for $147.3 million, net of cash received. The Company continues to assess opportunities to expand sales through acquisitions of businesses that fill product gaps or allow for expansion into new markets. See also Note 2 - Business Acquisitions in the Notes to Condensed Consolidated Financial Statements.

In September 2011, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. During the six months ended June 30, 2014, the Company spent $23.3 million on the repurchase of common shares. As of June 30, 2014, approximately $70.1 million remains authorized for future repurchases under this program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

Debt to Capital

At June 30, 2014 and December 31, 2013, the Company had $597.4 million and 597.2 million, respectively, of senior long-term notes, net of unamortized discount. These long-term fixed-rate notes, with amounts of $300 million due in both 2018 and 2022, respectively, are callable with a make whole provision and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at June 30, 2014.

The Company had $1.1 million of short-term debt outstanding at June 30, 2014. During 2014, the Company entered into a credit agreement for a 5.0 million Brazilian Reais line of credit to support its Brazilian operations. This line of credit expires in August 2014 and is not subject to annual commitment fees. At June 30, 2014, 2.0 million Brazilian Reais (equivalent to $0.9 million) were outstanding. Short-term debt is also comprised of outstanding borrowings of 1.0 million Chinese Renminbi (equivalent to $0.2 million) under existing lines of credit used to support its operations in China.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	June 30, 2014	December 31, 2013
Total Debt	$598.5	$597.5
Total Hubbell Shareholders’ Equity	1,997.4	1,906.4
TOTAL CAPITAL	$2,595.9	$2,503.9
Total Debt to Total Capital	23%	24%
Cash and Investments	645.6	786.6
NET DEBT	$(47.1)	$(189.1)
Net Debt to Total Capital	(2%)	(8%)

HUBBELL INCORPORATED - Form 10-Q    20

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

The Company had $597.4 million of cash and cash equivalents at June 30, 2014, of which approximately 54% was held outside of the United States. Except for a portion of current earnings, the Company’s intent is to indefinitely reinvest all of its undistributed international earnings and cash internationally.

As of June 30, 2014, the Company’s $500 million revolving credit facility had not been drawn against. The credit facility, which serves as a backup to our commercial paper program, expires in March 2018. The interest rate applicable to borrowing under the credit agreement is generally either the prime rate or a surcharge over LIBOR. The single financial covenant in the $500 million credit facility, which the Company is in compliance with, requires that total debt not exceed 55% of total capitalization. Annual commitment fees to support availability under the credit facility are not material.

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

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first six months of 2014, there were no significant changes in our estimates and critical accounting policies.

HUBBELL INCORPORATED - Form 10-Q    21

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

HUBBELL INCORPORATED - Form 10-Q    22

Back to Contents
ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the first six months of 2014. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED - Form 10-Q    23

Back to Contents
PART II	OTHER INFORMATION

ITEM 1A	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In September 2011, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. Year to date, the Company has spent $23.3 million on the repurchase of common shares. As of June 30, 2014, approximately $70.1 million remains authorized for future repurchases under this program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

			Approximate Value
			of Shares that
	Total Number of	Average Price	May Yet Be
	Class B Shares	Paid	Purchased Under
	Purchased	per Class B	the Programs
Period	(000’s)	Share	(In millions)
BALANCE AS OF MARCH 31, 2014			$81.9
April 2014	-	$-	$81.9
May 2014	100	117.45	$70.1
June 2014	-	-	$70.1
TOTAL FOR THE QUARTER ENDED JUNE 30, 2014	100	$117.45

The Company did not repurchase any Class A Common Stock during the six months ended, June 30, 2014.

HUBBELL INCORPORATED - Form 10-Q    24

Back to Contents
ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
*	Filed herewith

HUBBELL INCORPORATED - Form 10-Q    25

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 22, 2014

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Joseph A. Capozzoli
	William R. Sperry		Joseph A. Capozzoli
	Senior Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)

HUBBELL INCORPORATED - Form 10-Q    26