Form 10-Q
period 2014-09-30
HUBBELL INC
filed 2014-10-24
CIK 48898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of October 15, 2014 were 7,167,506 and 51,877,108, respectively.

Back to Contents

PART I       FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2014	2013	2014	2013
Net sales	$895.3	$835.9	$2,510.6	$2,377.3
Cost of goods sold	599.1	544.6	1,676.9	1,577.7
Gross profit	296.2	291.3	833.7	799.6
Selling & administrative expenses	153.4	139.7	442.4	418.2
Operating income	142.8	151.6	391.3	381.4
Interest expense, net	(7.5)	(7.4)	(22.0)	(22.0)
Other (expense) income, net	(0.5)	(0.9)	(2.0)	(2.1)
Total other expense	(8.0)	(8.3)	(24.0)	(24.1)
Income before income taxes	134.8	143.3	367.3	357.3
Provision for income taxes	44.3	46.1	120.7	110.3
Net income	90.5	97.2	246.6	247.0
Less: Net income attributable to noncontrolling interest	0.9	0.7	2.6	2.5
Net income attributable to Hubbell	$89.6	$96.5	$244.0	$244.5
Earnings per share
Basic	$1.52	$1.63	$4.13	$4.12
Diluted	$1.51	$1.62	$4.10	$4.09
Cash dividends per common share	$0.50	$0.45	$1.50	$1.35

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED - Form 10-Q    3

Back to Contents

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30
(in millions)	2014	2013
Net income	$90.5	$97.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(24.2)	10.4
Pension and post retirement benefit plans’ service costs and net actuarial gains, net of taxes of $(0.1) and $(1.0)	0.7	2.0
Unrealized gain (loss) on cash flow hedges, net of taxes of $(0.2) and $0.2	0.5	(0.4)
Other comprehensive income (loss)	(23.0)	12.0
Total comprehensive income	67.5	109.2
Less: Comprehensive income attributable to noncontrolling interest	0.9	0.7
Comprehensive income attributable to Hubbell	$66.6	$108.5

	Nine Months Ended September 30
(in millions)	2014	2013
Net income	$246.6	$247.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(11.5)	(11.4)
Pension and post retirement benefit plans’ service costs and net actuarial gains, net of taxes of $(0.6) and $(3.4)	1.6	6.3
Unrealized loss on investments, net of taxes of $0.2	-	(0.3)
Unrealized gain on cash flow hedges, net of taxes of $0 and $0	0.1	0.1
Other comprehensive income (loss)	(9.8)	(5.3)
Total comprehensive income	236.8	241.7
Less: Comprehensive income attributable to noncontrolling interest	2.6	2.5
Comprehensive income attributable to Hubbell	$234.2	$239.2

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED - Form 10-Q    4

Back to Contents

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$653.8	$740.7
Short-term investments	8.1	10.1
Accounts receivable, net	542.8	440.9
Inventories, net	445.9	385.7
Deferred taxes and other	52.7	55.0
Total Current Assets	1,703.3	1,632.4
Property, Plant, and Equipment, net	400.5	377.1
Other Assets
Investments	36.6	35.8
Goodwill	879.3	800.4
Intangible assets, net	326.8	286.6
Other long-term assets	64.9	54.9
TOTAL ASSETS	$3,411.4	$3,187.2
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$1.0	$0.3
Accounts payable	269.6	225.9
Accrued salaries, wages and employee benefits	68.6	74.7
Accrued insurance	48.3	41.8
Other accrued liabilities	137.9	124.3
Total Current Liabilities	525.4	467.0
Long-Term Debt	597.5	597.2
Other Non-Current Liabilities	253.5	208.2
TOTAL LIABILITIES	1,376.4	1,272.4
Total Hubbell Shareholders’ Equity	2,025.7	1,906.4
Noncontrolling interest	9.3	8.4
Total Equity	2,035.0	1,914.8
TOTAL LIABILITIES AND EQUITY	$3,411.4	$3,187.2

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED - Form 10-Q    5

Back to Contents

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30
(in millions)	2014	2013
Cash Flows from Operating Activities
Net income	$246.6	$247.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59.0	52.5
Deferred income taxes	4.6	14.7
Stock-based compensation	9.9	8.4
Tax benefit on stock-based awards	(7.8)	(6.5)
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(88.4)	(87.4)
Increase in inventories, net	(49.8)	(45.1)
Increase in current liabilities	54.0	26.4
Changes in other assets and liabilities, net	13.1	14.9
Contribution to qualified defined benefit pension plans	(3.0)	(2.5)
Other, net	0.1	3.5
Net cash provided by operating activities	238.3	225.9
Cash Flows from Investing Activities
Capital expenditures	(42.6)	(40.4)
Acquisition of businesses, net of cash acquired	(163.9)	(96.5)
Purchases of available-for-sale investments	(6.6)	(8.4)
Proceeds from available-for-sale investments	8.6	7.6
Other, net	1.6	4.4
Net cash used in investing activities	(202.9)	(133.3)
Cash Flows from Financing Activities
Short-term debt borrowings	0.7	0.1
Payment of dividends	(88.6)	(79.9)
Payment of dividends to noncontrolling interest	(1.7)	(1.1)
Repurchase of common shares	(35.0)	(31.0)
Proceeds from exercise of stock options	1.1	1.5
Tax benefit on stock-based awards	7.8	6.5
Other, net	(0.1)	-
Net cash used in financing activities	(115.8)	(103.9)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(6.5)	(3.3)
Decrease in cash and cash equivalents	(86.9)	(14.6)
Cash and cash equivalents
Beginning of period	740.7	645.0
End of period	$653.8	$630.4

See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED - Form 10-Q    6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and if those conditions exist, the required disclosures. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The Company does not expect adoption of this standard will have a material impact on its financial statements.

In June 2014, the FASB issued new guidance to resolve diverse accounting treatment for share based awards in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and may be applied prospectively or retrospectively. The Company does not expect adoption of this standard will have a material impact on its financial statements.

In May 2014, the FASB issued new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not permitted. The Company is currently assessing the impact of adopting this standard on its financial statements.

In April 2014, the FASB issued new guidance changing the criteria for determining which disposals of components of an entity can be presented as discontinued operations and modifying the related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of assets as held for sale after the effective date and is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Company does not expect adoption of this standard will have a material impact on its financial statements.

In July 2013, the FASB amended its guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, similar tax loss, or a tax credit carry-forward exists. This amendment was adopted by the Company effective January 1, 2014 and did not have a material impact on its financial statements.

NOTE 2	Business Acquisitions

During the third quarter of 2014, the Company purchased all of the membership interests of RigPower, LLC (“RigPower”), a manufacturer of high amperage electrical connectors used primarily in the oil and gas industry. RigPower was purchased for $14.6 million, net of cash received, and has been added to the Electrical segment, resulting in the recognition of intangible assets of $3.5 million and goodwill of $8.5 million. The $3.5 million of intangible assets consists primarily of customer relationships and noncompete agreements that will be amortized over a weighted average period of approximately 10 years. All of the goodwill associated with the RigPower acquisition is expected to be deductible for tax purposes.

During the second quarter of 2014, the Company purchased all of the outstanding common stock of Reuel, Inc. (“Reuel”), an industry leader in the manufacture of durable and weather resistant epoxy molded electrical products. Reuel was purchased for $11.5 million, net of cash received, and has been added to the Power segment, resulting in the recognition of intangible assets of $5.7 million and goodwill of $2.7 million. The $5.7 million of intangible assets consists primarily of customer relationships and tradenames that will be amortized over a weighted average period of approximately 12 years. None of the goodwill associated with the Reuel acquisition is expected to be deductible for tax purposes.

HUBBELL INCORPORATED - Form 10-Q    7

Back to Contents

During the second quarter of 2014, the Company purchased all of the outstanding common stock of Litecontrol Corporation (“Litecontrol”), a manufacturer of linear architectural lighting products with significant custom capabilities. Litecontrol was purchased for $45.4 million, net of cash received, and has been added to the Electrical segment, resulting in the recognition of intangible assets of $18.4 million and goodwill of $18.8 million. The $18.4 million of intangible assets consists primarily of customer relationships and tradenames that will be amortized over a weighted average period of approximately 13 years. Currently, none of the goodwill associated with the Litecontrol acquisition is expected to be deductible for tax purposes.

During the first quarter of 2014, the Company purchased all of the outstanding common stock of Powerohm Resistors, Inc. (“Powerohm”), which manufactures and sells power and braking resistors. Powerohm was purchased for $51.8 million, net of cash received, and has been added to the Electrical segment, resulting in the recognition of intangible assets of $22.3 million and goodwill of $33.9 million. The $22.3 million of intangible assets consists primarily of customer relationships and tradenames that will be amortized over a weighted average period of approximately 19 years. None of the goodwill associated with the Powerohm acquisition is expected to be deductible for tax purposes.

During the first quarter of 2014, the Company purchased all of the outstanding common stock of Pen-Cell Plastics, Inc. and all of the membership interests of English Road Holdings, LLC, collectively referred to as “Pen-Cell”, for $32.3 million, resulting in the recognition of intangible assets of $5.2 million and goodwill of $13.8 million. Pen-Cell manufactures and sells plastic enclosure boxes and has been added to the Power segment. The $5.2 million of intangible assets consists primarily of customer relationships and tradenames that will be amortized over a weighted average period of approximately 22 years. All of the goodwill associated with the Pen-Cell acquisition is expected to be deductible for tax purposes.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition related to these transactions (in millions):

Tangible assets acquired	$62.5
Intangible assets	59.4
Goodwill	80.7
Net deferred tax liabilities	(19.0)
Other liabilities assumed	(19.7)
TOTAL CASH CONSIDERATION, NET	$163.9

The Condensed Consolidated Financial Statements include the results of operations of RigPower, Reuel, Litecontrol, Powerohm, Pen-Cell and FCA from the date of acquisition. Net sales and earnings related to these acquisitions for the three and nine months ended September 30, 2014 were not significant to the consolidated results. Pro forma information related to these acquisitions has not been included because the impact to the Company’s consolidated results of operations was not material.

NOTE 3	Segment Information

The Company’s reporting segments consist of the Electrical segment and the Power segment. The following table sets forth financial information by business segment (in millions):

					Operating Income
	Net Sales		Operating Income		as a % of Net Sales
	2014	2013	2014	2013	2014	2013
Three Months Ended September 30
Electrical	$641.6	$597.6	$92.6	$104.5	14.4%	17.5%
Power	253.7	238.3	50.2	47.1	19.8%	19.8%
TOTAL	$895.3	$835.9	$142.8	$151.6	15.9%	18.1%
Nine Months Ended September 30
Electrical	$1,792.8	$1,677.4	$256.2	$255.0	14.3%	15.2%
Power	717.8	699.9	135.1	126.4	18.8%	18.1%
TOTAL	$2,510.6	$2,377.3	$391.3	$381.4	15.6%	16.0%

HUBBELL INCORPORATED - Form 10-Q    8

Back to Contents
NOTE 4	Inventories, net

Inventories, net are comprised of the following (in millions):

	September 30, 2014	December 31, 2013
Raw material	$150.4	$122.3
Work-in-process	103.0	87.2
Finished goods	275.7	259.4
	529.1	468.9
Excess of FIFO over LIFO cost basis	(83.2)	(83.2)
TOTAL	$445.9	$385.7

NOTE 5	Goodwill and Intangible Assets, net

Changes in the carrying values of goodwill for the nine months ended September 30, 2014, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
BALANCE DECEMBER 31, 2013	$520.9	$279.5	$800.4
Current Year Acquisitions	61.2	19.5	80.7
Foreign Currency Translation and Prior Year Acquisitions	(1.6)	(0.2)	(1.8)
BALANCE SEPTEMBER 30, 2014	$580.5	$298.8	$879.3

In 2014, the Company completed the acquisitions of RigPower, Reuel, Litecontrol, Powerohm, Pen-Cell and FCA. The RigPower, Litecontrol and Powerohm acquisitions were added to the Electrical segment, while the Reuel, Pen-Cell and FCA acquisitions were added to the Power segment. These acquisitions have been accounted for as business combinations and have resulted in the recognition of $80.7 million of goodwill. See also Note 2 – Business Acquisitions.

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

The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheet is as follows (in millions):

	September 30, 2014		December 31, 2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$124.9	$(31.5)	$111.2	$(27.7)
Customer/agent relationships and other	263.8	(85.9)	222.2	(75.0)
Total	388.7	(117.4)	333.4	(102.7)
Indefinite-lived:
Tradenames and other	55.5	-	55.9	-
TOTAL	$444.2	$(117.4)	$389.3	$(102.7)

Amortization expense associated with these definite-lived intangible assets was $18.0 million and $14.6 million for the nine months ended September 30, 2014 and 2013, respectively. Future amortization expense associated with these intangible assets is expected to be $5.4 million for the remainder of 2014, $21.9 million in 2015, $21.0 million in 2016, $19.7 million in 2017, $18.0 million in 2018, and $16.6 million in 2019.

NOTE 6	Other Accrued Liabilities

Other accrued liabilities are comprised of the following (in millions):

	September 30, 2014	December 31, 2013
Customer program incentives	$33.0	$39.1
Accrued income taxes	8.4	11.8
Deferred revenue	21.5	15.8
Other	75.0	57.6
TOTAL	$137.9	$124.3

HUBBELL INCORPORATED - Form 10-Q    9

Back to Contents
NOTE 7	Other Non-Current Liabilities

Other non-current liabilities are comprised of the following (in millions):

	September 30, 2014	December 31, 2013
Pensions	$80.8	$78.9
Other postretirement benefits	25.8	25.6
Deferred tax liabilities	91.7	66.7
Other	55.2	37.0
TOTAL	$253.5	$208.2

NOTE 8	Total Equity

Total equity is comprised of the following (in millions, except per share amounts):

	September 30, 2014	December 31, 2013
Common stock, $.01 par value:
Class A - authorized 50.0 shares; issued and outstanding 7.2 and 7.2 shares	$0.1	$0.1
Class B - authorized 150.0 shares; issued and outstanding 51.9 and 52.0 shares	0.5	0.5
Additional paid-in-capital	17.9	44.2
Retained earnings	2,088.0	1,932.6
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(65.4)	(67.0)
Cumulative translation adjustment	(15.7)	(4.2)
Unrealized gain on investment, net of tax	0.4	0.4
Cash flow hedge loss, net of tax	(0.1)	(0.2)
Total Accumulated other comprehensive loss	(80.8)	(71.0)
Hubbell shareholders’ equity	2,025.7	1,906.4
Noncontrolling interest	9.3	8.4
TOTAL EQUITY	$2,035.0	$1,914.8

A summary of the changes in equity for the nine months ended September 30, 2014 and 2013 is provided below (in millions):

	Nine Months Ended September 30
	2014			2013
	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity
EQUITY, JANUARY 1,	$1,906.4	$8.4	$1,914.8	$1,661.2	$6.7	$1,667.9
Total comprehensive income	234.2	2.6	236.8	239.2	2.5	241.7
Stock-based compensation	9.4	-	9.4	7.8	-	7.8
Exercise of stock options	1.1	-	1.1	1.5	-	1.5
Income tax windfall from stock-based awards, net	7.8	-	7.8	6.5	-	6.5
Repurchase/surrender of common shares	(45.0)	-	(45.0)	(40.4)	-	(40.4)
Issuance of shares related to directors’ deferred compensation	0.5	-	0.5	0.1	-	0.1
Dividends to noncontrolling interest	-	(1.7)	(1.7)	-	(1.1)	(1.1)
Cash dividends declared	(88.7)	-	(88.7)	(80.1)	-	(80.1)
EQUITY, SEPTEMBER 30,	$2,025.7	$9.3	$2,035.0	$1,795.8	$8.1	$1,803.9

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statement of Comprehensive Income.

HUBBELL INCORPORATED - Form 10-Q    10

Back to Contents
NOTE 9	Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the nine months ended September 30, 2014 is provided below (in millions):

(debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2013	$(0.2)	$0.4	$(67.0)	$(4.2)	$(71.0)
Other comprehensive income (loss) before reclassifications	0.6	-	-	(11.5)	(10.9)
Amounts reclassified from accumulated other comprehensive loss	(0.5)	-	1.6	-	1.1
Current period other comprehensive income (loss)	0.1	-	1.6	(11.5)	(9.8)
BALANCE AT SEPTEMBER 30, 2014	$(0.1)	$0.4	$(65.4)	$(15.7)	$(80.8)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three months ended September 30, 2014 and 2013 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$0.1	$0.1		Cost of goods sold
	0.1	0.1		Total before tax
	-	-		Tax (expense) benefit
	$0.1	$0.1		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.3	$0.2	(a)
Actuarial gains/(losses)	(1.1)	(3.2	)(a)
	(0.8)	(3.0)		Total before tax
	0.1	1.0		Tax benefit (expense)
	$(0.7)	$(2.0)		(Loss) gain net of tax
Losses reclassified into earnings	$(0.6)	$(1.9)		(Loss) gain net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11 - Pension and Other Benefits for additional details).

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the nine months ended September 30, 2014 and 2013 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$0.7	$0.2		Cost of goods sold
	0.7	0.2		Total before tax
	(0.2)	-		Tax (expense) benefit
	$0.5	$0.2		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.6	$0.6	(a)
Actuarial gains/(losses)	(2.8)	(10.3	)(a)
	(2.2)	(9.7)		Total before tax
	0.6	3.4		Tax benefit (expense)
	$(1.6)	$(6.3)		(Loss) gain net of tax
Losses reclassified into earnings	$(1.1)	$(6.1)		(Loss) gain net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11 - Pension and Other Benefits for additional details).

HUBBELL INCORPORATED - Form 10-Q    11

Back to Contents
NOTE 10	Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Service-based and performance-based restricted stock granted by the Company is considered a participating security as these awards contain a non-forfeitable right to dividends.

The following table sets forth the computation of earnings per share for the three and nine months ended September 30, 2014 and 2013 (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Numerator:
Net income attributable to Hubbell	$89.6	$96.5	$244.0	$244.5
Less: Earnings allocated to participating securities	0.1	0.3	0.6	0.8
Net income available to common shareholders	$89.5	$96.2	$243.4	$243.7
Denominator:
Average number of common shares outstanding	58.9	59.1	59.0	59.1
Potential dilutive shares	0.5	0.4	0.4	0.4
Average number of diluted shares outstanding	59.4	59.5	59.4	59.5
Earnings per share:
Basic	$1.52	$1.63	$4.13	$4.12
Diluted	$1.51	$1.62	$4.10	$4.09

The Company did not have any significant anti-dilutive securities during the three and nine months ended September 30, 2014 and 2013.

NOTE 11	Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Three Months Ended September 30
Service cost	$3.8	$4.8	$-	$-
Interest cost	10.3	9.2	0.3	0.3
Expected return on plan assets	(11.4)	(11.8)	-	-
Amortization of prior service cost	-	-	(0.3)	(0.2)
Amortization of actuarial losses/(gains)	1.1	3.3	-	(0.1)
NET PERIODIC BENEFIT COST	$3.8	$5.5	$-	$-
Nine Months Ended September 30
Service cost	$11.3	$12.8	$-	$-
Interest cost	30.7	27.4	0.9	0.9
Expected return on plan assets	(34.0)	(35.1)	-	-
Amortization of prior service cost	0.1	0.1	(0.7)	(0.7)
Amortization of actuarial losses/(gains)	2.9	10.4	(0.1)	(0.1)
NET PERIODIC BENEFIT COST	$11.0	$15.6	$0.1	$0.1

Employer Contributions

The Company anticipates making required contributions of approximately $3.8 million to its foreign pension plans during 2014, of which $3.0 million has been contributed through September 30, 2014. The Company is not required under the Pension Protection Act of 2006 to make any contributions to its qualified domestic benefit pension plans during 2014.

NOTE 12	Guarantees

The Company records a liability equal to the fair value of guarantees in the Condensed Consolidated Balance Sheet in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of September 30, 2014 and December 31, 2013, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the nine months ended September 30, 2014 are set forth below (in millions):

BALANCE AT DECEMBER 31, 2013	$6.6
Provision	12.0
Expenditures/other	(8.7)
BALANCE AT SEPTEMBER 30, 2014	$9.9

NOTE 13	Fair Value Measurement

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

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2014 and December 31, 2013 (in millions):

	Quoted Prices in	Quoted Prices in
	Active Markets for	Active Markets for
	Identical Assets	Similar Assets
Asset (Liability)	(Level 1)	(Level 2)	Total
September 30, 2014
Money market funds(a)	$385.0	$-	$385.0
Available for sale investments	36.0	-	36.0
Trading securities	8.7	-	8.7
Deferred compensation plan liabilities	(8.7)	-	(8.7)
Derivatives:
Forward exchange contracts	-	0.5	0.5
	$421.0	$0.5	$421.5

	Quoted Prices in	Quoted Prices in
	Active Markets for	Active Markets for
	Identical Assets	Similar Assets
	(Level 1)	(Level 2)	Total
December 31, 2013
Money market funds(a)	$482.2	$-	$482.2
Available for sale investments	38.6	-	38.6
Trading securities	7.3	-	7.3
Deferred compensation plan liabilities	(7.3)	-	(7.3)
Derivatives:
Forward exchange contracts	-	0.4	0.4
	$520.8	$0.4	$521.2

(a) Money market funds are reflected in Cash and cash equivalents in the Condensed Consolidated Balance Sheet.

The methods and assumptions used to estimate the Level 2 fair values were as follows:

Forward exchange contracts – The fair value of forward exchange contracts were based on quoted forward foreign exchange prices at the reporting date.

During the three and nine months ended September 30, 2014 there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. During the nine months ended September 30, 2014 and as of December 31, 2013, the Company did not have any financial assets or liabilities that fell within the Level 3 hierarchy.

HUBBELL INCORPORATED - Form 10-Q    13

Back to Contents

Investments

At September 30, 2014 and December 31, 2013, the Company had $36.0 million and $38.6 million, respectively, of municipal bonds classified as available-for-sale securities. The Company also had $8.7 million and $7.3 million of trading securities at September 30, 2014 and December 31, 2013, respectively. These investments are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During the nine months ended September 30, 2014 and 2013, the Company purchased $1.2 million and $0.9 million, respectively, of trading securities related to these deferred compensation plans. As a result of participant distributions, the Company sold $0.2 million of these trading securities during the nine months ended September 30, 2014. There were no participant distributions during the nine months ended September 30, 2013. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

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

The fair values of derivative instruments in the Condensed Consolidated Balance Sheet are as follows (in millions):

	Asset/(Liability) Derivatives
		Fair Value
Derivatives designated as hedges	Balance Sheet Location	September 30, 2014	December 31, 2013
Forward exchange contracts designated as cash flow hedges	Deferred taxes and other	$0.5	$0.4
		$0.5	$0.4

Forward exchange contracts

In 2014 and 2013, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases by one of its Canadian subsidiaries. As of September 30, 2014, the Company had 18 individual forward exchange contracts for a notional $1.0 million each, which have various expiration dates through September 2015. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

Interest rate locks

Prior to the issuance of long-term notes in 2010 and 2008, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2010 interest rate lock resulted in a pretax $1.6 million loss while the 2008 interest rate lock resulted in a pretax $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. The amortization associated with these interest rate locks is reclassified from Accumulated other comprehensive loss to Interest expense, net in the Condensed Consolidated Statement of Income. The amortization reclassification for the three and nine months ended September 30, 2014 and 2013 was not material. As of both September 30, 2014 and December 31, 2013 there was $0.4 million of net unamortized losses reflected in Accumulated other comprehensive loss.

The following table summarizes the results of cash flow hedging relationships for the three months ended September 30, 2014 and 2013 (in millions):

	Derivative Gain/(Loss) Recognized in
	Accumulated Other Comprehensive		Location of Gain/(Loss)	Gain/(Loss) Reclassified into
	Loss (net of tax)		Reclassified into Income	Earnings (Effective Portion)
Derivative Instrument	2014	2013	(Effective Portion)	2014	2013
Forward exchange contract	$0.6	$(0.3)	Cost of goods sold	$0.1	$0.1

The following table summarizes the results of cash flow hedging relationships for the nine months ended September 30, 2014 and 2013 (in millions):

	Derivative Gain/(Loss) Recognized in
	Accumulated Other Comprehensive		Location of Gain/(Loss)	Gain/(Loss) Reclassified into
	Loss (net of tax)		Reclassified into Income	Earnings (Effective Portion)
Derivative Instrument	2014	2013	(Effective Portion)	2014	2013
Forward exchange contract	$0.6	$0.3	Cost of goods sold	$0.7	$0.2

There was no hedge ineffectiveness with respect to the forward exchange cash flow hedges during the three and nine months ended September 30, 2014 and 2013.

HUBBELL INCORPORATED - Form 10-Q    14

Back to Contents

Long-term Debt

The total carrying value of long-term debt as of September 30, 2014 and December 31, 2013 was $597.5 million and $597.2 million, respectively, net of unamortized discount. As of September 30, 2014 and December 31, 2013, the estimated fair value of the long-term debt was $643.6 million and $631.0 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

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

The Company is currently involved in litigation with Powerweb Energy, Inc. (“Powerweb”). The lawsuit alleges breach of contract, breach of the duty of good faith and fair dealing, unjust enrichment, misappropriation of trade secrets, misappropriation of idea, conversion, breach of fiduciary duty, and unfair trade practices as a result of actions including the Company’s development and sale of wiHUBB wireless lighting technology. The lawsuit seeks damages, court costs, interest, attorney’s fees, a constructive trust, and an injunction prohibiting the Company and two of its subsidiaries from using Powerweb’s claimed technology or disclosing the claimed Powerweb technology to any third parties. The Company’s motion to dismiss the case was denied by the District Court in November 2012. The Company moved for summary judgment on all of Powerweb’s claims. Since the beginning of the second quarter of 2014, the Court granted the Company’s summary judgment motions in part, entering judgment in the Company’s favor as to Powerweb’s claims for unjust enrichment, conversion, and on Powerweb’s claim for lost profits. Summary judgments relating to all other claims were denied. Discovery is now complete and no trial date has been set. The Company believes it has meritorious defenses against all of the remaining claims and will continue to vigorously defend itself in this matter. During 2013, the Company recorded an accrual equal to the low end of its estimated range of outcome. During the third quarter of 2014 the parties engaged in settlement discussions and the Company increased the accrual by $4.0 million based on those discussions. There can be no assurance that the settlement negotiations will be successful. The expense related to that increase is reflected within selling and administrative expenses in the third quarter of 2014. Given the inherent uncertainty of litigation, the ultimate resolution of this matter remains unclear despite the settlement discussions and could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

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

The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for the three and nine months ended September 30, 2014 are included under “Segment Results” within this Management’s Discussion and Analysis.

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

Results of Operations – Third Quarter of 2014 compared to the Third Quarter of 2013

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended September 30
	2014	% of Net sales	2013	% of Net sales
Net sales	$895.3		$835.9
Cost of goods sold	599.1	66.9%	544.6	65.2%
Gross profit	296.2	33.1%	291.3	34.8%
Selling & administrative expense	153.4	17.1%	139.7	16.7%
Operating income	142.8	15.9%	151.6	18.1%
Net income attributable to Hubbell	89.6	10.0%	96.5	11.5%
Earnings per share - diluted	$1.51		$1.62

Net Sales

Net sales of $895.3 million for the third quarter of 2014 increased seven percent compared to the third quarter of 2013 primarily due to higher organic volume and completed acquisitions. Higher organic volume added four percentage points and acquisitions added three percentage points to net sales. Foreign currency translation and price both had a minimal impact on the third quarter of 2014 as compared to the same period of 2013.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold increased to 66.9% in the third quarter of 2014 compared to 65.2% in the third quarter of 2013. Cost of goods sold for the three months ended September 30, 2014 includes the impact of cost inflation in excess of productivity, unfavorable business and product mix and higher warranty and related costs in the third quarter of 2014. Warranty and related costs in the Electrical segment contributed approximately 45 basis points to the increase. The impact of higher organic volume was partially offset by negative price realization and higher material costs in the third quarter of 2014 when compared to the same period of 2013.

Gross Profit

The consolidated gross profit margin in the third quarter of 2014 was 33.1% compared to 34.8% in the third quarter of 2013. Gross profit margin for the three months ended September 30, 2014 includes the impact of cost inflation in excess of productivity, unfavorable business and product mix and higher warranty and related costs in the third quarter of 2014. Warranty and related costs in the Electrical segment contributed approximately 45 basis points to the decrease. The impact of higher organic volume was partially offset by negative price realization and higher material costs in the third quarter of 2014 when compared to the same period of 2013.

HUBBELL INCORPORATED - Form 10-Q    16

Back to Contents

Selling & Administrative Expenses (“S&A”)

S&A expense in the third quarter of 2014 was $153.4 million compared to $139.7 million in the third quarter of 2013. The $13.7 million increase in S&A expense was primarily due to the addition of S&A expense of acquired businesses and an expense in the third quarter of 2014 associated with a legal matter that is further described in Note 14 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements. As a percentage of net sales, S&A expense increased to 17.1% in the third quarter of 2014 compared to 16.7% in the third quarter of 2013 primarily due to the above mentioned legal matter, which contributed approximately 45 basis points to the increase, offset partially by volume leverage.

Total Other Expense

Total other expense was $8.0 million in the third quarter of 2014 compared to $8.3 million in the third quarter of 2013. The $0.3 million decrease was primarily due to lower net foreign currency transaction losses in the third quarter of 2014 as compared to the same period of 2013.

Income Taxes

The effective tax rate in the third quarter of 2014 increased to 32.9% from 32.2% in the third quarter of 2013 primarily due to the absence of the research and development tax credit and other certain tax provisions in the third quarter of 2014 as a result of the expiration of the American Taxpayer Relief Act of 2012 on December 31, 2013, offset partially by the net impact of return to provision adjustments and other discrete items.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell and earnings per diluted share decreased seven percent in the third quarter of 2014 as compared to the third quarter of 2013. The unfavorable impact of lower gross profit margins, higher S&A expense and an increase in the effective tax rate was greater than the favorable impact of net sales growth and lower diluted shares outstanding. The average number of diluted shares outstanding at the end of the third quarter of 2014 was lower by approximately 0.1 million shares as compared to the third quarter of 2013.

Segment Results

ELECTRICAL

	Three Months Ended
	September 30
(In millions)	2014	2013
Net sales	$641.6	$597.6
Operating income	$92.6	$104.5
Operating margin	14.4%	17.5%

Net sales in the Electrical segment increased seven percent in the third quarter of 2014 compared with the third quarter of 2013. The increase in net sales was due to higher organic volume, contributing four percentage points, and completed acquisitions, contributing three percentage points, compared to the third quarter of 2013.

Within the segment, net sales of electrical systems products increased five percent in the third quarter of 2014 compared to the third quarter of 2013. Of the five percent net sales increase in the third quarter of 2014, higher organic volume accounted for three percent and acquisitions accounted for two percent. Sales of lighting products increased twelve percent in the third quarter of 2014 compared to the third quarter 2013, eight percent due to organic growth and four percent due to acquisitions. The organic growth was led by the residential market, with growth of ten percent. The commercial and industrial market experienced seven percent organic growth.

Operating income in the Electrical segment for the third quarter of 2014 was $92.6 million and decreased eleven percent, or $11.9 million, compared to the third quarter of 2013. Operating margin in the third quarter of 2014 declined by 310 basis points to 14.4% as compared to the same period of 2013. The decrease in operating income and margin is primarily due to cost inflation in excess of productivity and unfavorable business and product mix, partially offset by higher organic volume. The decrease also reflects higher warranty and related costs, contributing approximately 65 basis points to the decline, and an expense related to a legal matter also contributing approximately 65 basis points to the decline. Acquisitions were approximately 10 basis points dilutive to operating margin in the third quarter of 2014 as compared to the same period in 2013.

POWER

	Three Months Ended
	September 30
(In millions)	2014	2013
Net sales	$253.7	$238.3
Operating income	$50.2	$47.1
Operating margin	19.8%	19.8%

HUBBELL INCORPORATED - Form 10-Q    17

Back to Contents

Net sales in the Power segment increased approximately six percent in the third quarter of 2014 compared to the third quarter of 2013. Completed acquisitions added four percentage points to net sales. Organic volume added three percentage points to net sales and was offset by one percentage point of negative price realization.

Operating income in the third quarter of 2014 increased by seven percent to $50.2 million compared to the third quarter of 2013. Operating margin in the third quarter of 2014 was 19.8% and was flat compared to the same period in 2013. Operating margin for the third quarter of 2014 reflects the impact of productivity in excess of cost inflation and higher organic volume offset by higher material costs, negative price realization and mix. Operating income in the third quarter of 2014 as compared to the same period of 2013 increased slightly as a result of the above mentioned factors and also includes the contribution of acquisitions, which increased operating income but were neutral to operating margin in the third quarter of 2014.

Results of Operations – Nine Months Ended September 30, 2014 compared to the Nine Months Ended September 30, 2013

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Nine Months Ended September 30
	2014	% of Net sales	2013	% of Net sales
Net sales	$2,510.6		$2,377.3
Cost of goods sold	1,676.9	66.8%	1,577.7	66.4%
Gross profit	833.7	33.2%	799.6	33.6%
Selling & administrative expense	442.4	17.6%	418.2	17.6%
Operating income	391.3	15.6%	381.4	16.0%
Net income attributable to Hubbell	244.0	9.7%	244.5	10.3%
Earnings per share - diluted	$4.10		$4.09

Net Sales

Net sales of $2.5 billion for the first nine months of 2014 increased six percent compared to the first nine months of 2013 primarily due to completed acquisitions and higher organic volume. Completed acquisitions added four percentage points while higher organic volume contributed two percentage points. Foreign currency translation and price both had a minimal impact on the first nine months of 2014 as compared to the same period of 2013.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold increased to 66.8% for the first nine months of 2014 compared to 66.4% for the first nine months of 2013. Cost of goods sold for the nine months ended September 30, 2014 includes the impact of unfavorable business and product mix, higher material costs, negative price realization, and higher warranty and related costs, partially offset by higher organic volume and higher facility closure costs in the first nine months of 2013. Warranty and related costs in the Electrical segment contributed approximately 15 basis points to the increase.

Gross Profit

The consolidated gross profit margin was 33.2% in the first nine months of 2014 compared to 33.6% in the first nine months of 2013. Gross profit margin for the nine months ended September 30, 2014 includes the impact of unfavorable business and product mix, higher material costs, negative price realization, and higher warranty and related costs, partially offset by higher organic volume and higher facility closure costs in the first nine months of 2013. Warranty and related costs in the Electrical segment contributed approximately 15 basis points to the decline.

Selling & Administrative Expenses

S&A expense in the first nine months of 2014 was $442.4 million compared to $418.2 million in the first nine months of 2013. The $24.2 million increase in S&A expense was due to the addition of S&A expense of acquired businesses and an expense in the third quarter of 2014 associated with a legal matter. S&A expense was 17.6% of net sales in the first nine months of both 2014 and 2013 as the approximately 15 basis point impact from the above mentioned legal matter was offset primarily by the favorable impact of volume leverage.

Total Other Expense

Total other expense was $24.0 million in the first nine months of 2014 compared to $24.1 million in the first nine months of 2013 as foreign exchange and interest costs were largely unchanged period to period.

Income Taxes

The effective tax rate in the first nine months of 2014 increased to 32.9% from 30.9% in the first nine months of 2013 due to the absence of certain tax provisions including the research and development tax credit, which resulted from the expiration of the American Taxpayer Relief Act of 2012 on December 31, 2013. The first nine months of 2013 included a $4.3 million benefit related to the full year 2012, and a $2.5 million benefit related to the first nine months of 2013 for certain tax provisions, including the research and development tax credit that were part of the American Taxpayer Relief Act of 2012, which became law in the first quarter of 2013.

HUBBELL INCORPORATED - Form 10-Q    18

Back to Contents

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell and earnings per diluted share were each flat in the first nine months of 2014 as compared to the first nine months of 2013. The favorable impact of net sales growth and lower diluted shares outstanding were offset by lower gross profit margins and an increase in the effective tax rate. The average number of diluted shares outstanding for the first nine months of 2014 was lower by approximately 0.1 million shares as compared to the same period of 2013.

Segment Results

ELECTRICAL

	Nine Months Ended
	September 30
(In millions)	2014	2013
Net sales	$1,792.8	$1,677.4
Operating income	$256.2	$255.0
Operating margin	14.3%	15.2%

Net sales in the Electrical segment increased approximately seven percent in the first nine months of 2014 compared to the first nine months of 2013 due to completed acquisitions and higher organic volume. Compared to the first nine months of 2013, acquisitions added four percentage points and organic volume added three percentage points to net sales. Price realization was favorable and foreign currency translation was unfavorable, each less than one percentage point.

Within the segment, net sales of electrical systems products increased five percent in the first nine months of 2014 compared to the first nine months of 2013. Of the five percent net sales increase in the first nine months of 2014, acquisitions accounted for nearly four percent and organic growth accounted for nearly two percent. Sales of lighting products increased nearly ten percent in the first nine months of 2014 compared to the first nine months of 2013, five percent due to organic growth and four percent due to acquisitions. The five percent organic growth was comprised of residential market sales growth of eleven percent and commercial and industrial market sales growth of four percent.

Operating income in the first nine months of 2014 increased slightly to $256.2 million compared to the first nine months of 2013. Operating margin in the first nine months of 2014 declined by 90 basis points to 14.3% as compared to the same period of 2013. The decline in operating margin reflects cost inflation in excess of productivity and unfavorable business and product mix, partially offset by higher organic volume and price realization. The first nine months of 2014 also reflects higher warranty and related costs incurred in the third quarter of 2014, contributing approximately 20 basis points to the decline, and an expense related to a legal matter also incurred in the third quarter of 2014 and contributing approximately 20 basis points to the decline. Operating income increased slightly as a result of the net impact of the above mentioned items and also includes the contribution of acquisitions, which were 10 basis points dilutive to operating margin.

POWER

	Nine Months Ended
	September 30
(In millions)	2014	2013
Net sales	$717.8	$699.9
Operating income	$135.1	$126.4
Operating margin	18.8%	18.1%

Net sales in the Power segment in the first nine months of 2014 were $717.8 million, up approximately three percent versus the first nine months of 2013. The impact of acquisitions added three percentage points to net sales and organic volume was unchanged as distribution and transmission net sales were relatively flat compared to the first nine months of 2013.

Operating income in the Power segment increased seven percent to $135.1 million in the first nine months of 2014 compared to the same period of 2013. Operating margin in the first nine months of 2014 increased by 70 basis points to 18.8% as compared to the same period of 2013. The increase in both operating income and margin is primarily due to realized productivity in excess of cost inflation and higher facility closure costs in the first nine months of 2013, partially offset by higher material costs, negative price realization and unfavorable mix. Acquisitions were approximately 20 basis points dilutive to operating margin in the first nine months of 2014 as compared to the same period in 2013.

Outlook

For 2014, we expect our overall net sales to increase at the low end of five to six percent compared to 2013, with balanced growth from acquisitions and organic volume. We expect our end markets to grow by approximately two to three percent in 2014 led by mid to high single-digit growth in the residential market. The industrial and non-residential markets are expected to grow in the low single-digit range while the utility market is anticipated to remain mostly flat.

We expect our operating margin for 2014 will decrease by 60 to 70 basis points compared to 2013, including a decline of approximately 25 basis points related to the legal matter and warranty and related costs that were incurred in the third quarter of 2014. The balance of the decline can be attributed to the headwinds experienced in the third quarter that are likely to persist including continued unfavorable business and product mix (approximately 30 basis points) and negative price realization and higher material costs (approximately 30 basis points). In addition, we may experience cost increases from healthcare and other inflationary costs. We expect our 2014 tax rate to

HUBBELL INCORPORATED - Form 10-Q    19

Back to Contents

be approximately 33%. To address these near term challenges we are planning restructuring actions that are expected to generate realized benefits as we exit 2015. In addition we plan to continue to work on productivity initiatives, including improved sourcing, product redesign and lean projects focused on both factory and back office efficiency.

In 2014, we anticipate free cash flow (defined as cash flows from operations less capital expenditures) to approximate net income. With our strong financial position, we expect to enhance shareholder value through capital deployments.

As a result, while we expect to increase our net sales in 2014 achieving the low end of our stated growth range through both acquisitions and organic growth, we anticipate that net income and earnings per diluted share in 2014 will be lower as compared to 2013.

Third party forecasts for our end markets point to improving organic demand in 2015. Those forecasts indicate our end markets could grow by approximately three to four percent in 2015 led by high single-digit growth in the residential market. The industrial and non-residential markets are expected to grow in the low to mid single-digit range while the utility market is anticipated to remain mostly flat. From a profitability perspective, there are several key drivers that could impact our operating margin in 2015. If organic volume improves, we would anticipate good incremental margins. However, we expect more of the growth to be in the non-residential construction market and our businesses in that market have somewhat lower margins. In addition, we expect expenses incurred for cost actions above 2014 levels.

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Nine Months Ended
	September 30
(In millions)	2014	2013
Net cash provided by (used in):
Operating activities	$238.3	$225.9
Investing activities	(202.9)	(133.3)
Financing activities	(115.8)	(103.9)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(6.5)	(3.3)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(86.9)	$(14.6)

Cash provided by operating activities for the nine months ended September 30, 2014 increased from the comparable period in 2013, due to lower net income, which was more than offset by lower cash used for working capital primarily driven by an increase in days payable outstanding.

Cash used for investing activities of $202.9 million in the first nine months of 2014 compared to cash used of $133.3 million during the comparable period in 2013. This increase is primarily due to an increase in net cash used for acquisitions in the first nine months of 2014 as compared to the same period in 2013.

Cash used for financing activities of $115.8 million in the first nine months of 2014 compared to $103.9 million of cash used during the comparable period of 2013. This increase is primarily the result of an increase in dividends paid and higher spending on the repurchase of common shares.

Investments in the Business

Investments in our business include both expenditures required to maintain the operation of our equipment and facilities as well as cash outlays in support of our strategic initiatives. During the first nine months of 2014, we used cash of $42.6 million for capital expenditures, an increase of $2.2 million from the comparable period of 2013.

During the first nine months of 2014, the Company completed the acquisitions of RigPower, Reuel, Litecontrol, Powerohm, Pen-Cell and FCA, for $163.9 million, net of cash received. The Company continues to assess opportunities to expand sales through acquisitions of businesses that fill product gaps or allow for expansion into new markets. See also Note 2 - Business Acquisitions in the Notes to Condensed Consolidated Financial Statements.

In September 2011, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. During the nine months ended September 30, 2014, the Company spent $35.0 million on the repurchase of common shares under the September 2011 program prior to its expiration in September 2014. In October 2014, the Board of Directors approved a new stock repurchase program (“October 2014 program”) and authorized the repurchase of up to $300 million of Class A and Class B Common Stock. As of October 24, 2014, the entire $300 million remains authorized for repurchases under the October 2014 program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

HUBBELL INCORPORATED - Form 10-Q    20

Back to Contents

Debt to Capital

At September 30, 2014 and December 31, 2013, the Company had $597.5 million and 597.2 million, respectively, of senior long-term notes, net of unamortized discount. These long-term fixed-rate notes, with amounts of $300 million due in both 2018 and 2022 are callable with a make whole provision and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at September 30, 2014.

The Company had $1.0 million of short-term debt outstanding at September 30, 2014. During 2013, the Company entered into a credit agreement for a 5.0 million Brazilian Reais line of credit to support its Brazilian operations. This line of credit expires in October 2016; however, any undrawn balance is subject to an annual review by the lender. This line is not subject to annual commitment fees. At September 30, 2014, 2.0 million Brazilian Reais (equivalent to $0.8 million) was outstanding. Short-term debt is also comprised of outstanding borrowings of 1.0 million Chinese Renminbi (equivalent to $0.2 million) under existing lines of credit used to support its operations in China.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	September 30, 2014	December 31, 2013
Total Debt	$598.5	$597.5
Total Hubbell Shareholders’ Equity	2,025.7	1,906.4
TOTAL CAPITAL	$2,624.2	$2,503.9
Total Debt to Total Capital	23%	24%
Cash and Investments	698.5	786.6
NET DEBT	$(100.0)	$(189.1)
Net Debt to Total Capital	(4%)	(8%)

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

The Company had $653.8 million of cash and cash equivalents at September 30, 2014, of which approximately 51% was held outside of the United States. Except for a portion of current earnings, the Company’s intent is to indefinitely reinvest all of its undistributed international earnings and cash internationally.

In October 2014, the Company’s Board of Directors approved an increase in the common stock dividend rate from $0.50 to $0.56 per share per quarter. The increased quarterly dividend payment will commence with the December 15, 2014 dividend payment made to shareholders of record on November 28, 2014.

As of September 30, 2014, the Company’s $500 million revolving credit facility had not been drawn against. The credit facility, which serves as a backup to our commercial paper program, expires in March 2018. The interest rate applicable to borrowing under the credit agreement is generally either the prime rate or a surcharge over LIBOR. The single financial covenant in the $500 million credit facility, which the Company is in compliance with, requires that total debt not exceed 55% of total capitalization. Annual commitment fees to support availability under the credit facility are not material.

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

Internal cash generation together with currently available cash and investments, available borrowing facilities and credit lines, if needed, are expected to be sufficient to fund operations, the current rate of cash dividends, capital expenditures, and an increase in working capital that would be required to accommodate a higher level of business activity for the foreseeable future. We actively seek to expand by acquisition as well as through the growth of our current businesses. While a significant acquisition may require additional debt and/or equity financing, we believe that we would be able to obtain additional financing based on our historical earnings performance and financial position.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first nine months of 2014, there were no significant changes in our estimates and critical accounting policies.

HUBBELL INCORPORATED - Form 10-Q    21

Back to Contents

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our expected capital resources, liquidity, financial performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding restructuring plans and expected associated costs and benefits, expected future financial performance, or improvement in operating results, anticipated market conditions and productivity initiatives are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

•	Changes in demand for our products, market conditions, product quality, or product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	The expected benefits and the timing of other actions in connection with our enterprise resource planning system.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected or future levels of operating cash flow, indebtedness and capital spending.

•	General economic and business conditions in particular industries, markets or geographic regions, as well as inflationary trends.

•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	A major disruption in one or more of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations and relocations.

•	Changes in our relationships with, or the financial condition or performance of, key distributors and other customers, agents or business partners which could adversely affect our results of operations.

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions.

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Ability to carry out future acquisitions and strategic investments in our core businesses as well as the acquisition related costs.

•	The ability to effectively implement Enterprise Resource Planning (“ERP”) systems without disrupting operational and financial processes.

•	Unanticipated difficulties integrating acquisitions as well as the realization of expected synergies and benefits anticipated when we first enter into a transaction.

•	The ability of governments to meet their financial obligations.

•	Political unrest in foreign countries.

•	Natural disasters.

•	Future repurchases of common stock under our common stock repurchase program.

•	Changes in accounting principles, interpretations, or estimates.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

•	Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the first nine months of 2014. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Issuer Purchases of Equity Securities

In September 2011, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. Year to date, the Company has spent $35.0 million on the repurchase of common shares under the September 2011 program prior to its expiration in September 2014. In October 2014, the Board of Directors approved a new stock repurchase program (“October 2014 program”) and authorized the repurchase of up to $300 million of Class A and Class B Common Stock. As of October 24, 2014, the entire $300 million remains authorized for repurchases under the October 2014 program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

			Approximate Value
			of Shares that
	Total Number of	Average Price	May Yet Be
	Class B Shares	Paid	Purchased Under
	Purchased	per Class B	the Programs
Period	(000’s)	Share	(in millions)
BALANCE AS OF JUNE 30, 2014			$70.1
July 2014	-	$-	$70.1
August 2014	100	117.64	$58.3
September 2014	-	-	$-
TOTAL FOR THE QUARTER ENDED SEPTEMBER 30, 2014	100	$117.64

The Company did not repurchase any Class A Common Stock during the nine months ended September 30, 2014.

HUBBELL INCORPORATED - Form 10-Q    24

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
*	Filed herewith

HUBBELL INCORPORATED - Form 10-Q    25

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 24, 2014

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Joseph A. Capozzoli
	William R. Sperry		Joseph A. Capozzoli
	Senior Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)

HUBBELL INCORPORATED - Form 10-Q    26