Form 10-K
period 2014-12-31
HUBBELL INC
filed 2015-02-19
CIK 48898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-2958

HUBBELL INCORPORATED
(Exact name of registrant as specified in its charter)

STATE OF CONNECTICUT	06-0397030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
40 Waterview Drive, Shelton, CT	06484
(Address of principal executive offices)	(Zip Code)
(475) 882-4000
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each Class	Name of Exchange on which Registered
Class A Common — $.01 par value (20 votes per share)	New York Stock Exchange
Class B Common — $.01 par value (1 vote per share)	New York Stock Exchange
Series A Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange
Series B Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE

Indicate by check mark			Yes	No
•	if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.		☑	☐
•	if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.		☐	☑
•
if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
			☑	☐
•
whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
			☑	☐
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			☐	☑
The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014 was $$7,152,795,896*. The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of February 11, 2015 was 7,167,506 and 51,339,048 respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the annual meeting of shareholders scheduled to be held on May 5, 2015, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.
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

Electrical Segment

The Electrical segment (71%, 71% and 69% of consolidated revenues in 2014, 2013 and 2012, respectively) is comprised of businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, connector and grounding products, lighting fixtures and controls, as well as other electrical equipment. The products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians and telecommunications companies. In addition, certain businesses design and manufacture a variety of high voltage test and measurement equipment, industrial controls and communication systems used in the non-residential and industrial markets. Many of these products are designed such that they can also be used in harsh and hazardous locations where a potential for fire and explosion exists due to the presence of flammable gasses and vapors. Harsh and hazardous products are primarily used in the oil and gas (onshore and offshore) and mining industries. There are also a variety of lighting fixtures, wiring devices and electrical products that have residential and utility applications.

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

HUBBELL INCORPORATED - Form 10-K	3

Back to contents

Hubbell Electrical Systems

Hubbell designs, manufactures and sells thousands of wiring and electrical products which are supplied principally to industrial, non-residential and residential customers. These products include items such as:

•	Cable reels	•	Wiring devices & accessories	•	Junction boxes, plugs & receptacles
•	Cable glands & fittings	•	Switches & dimmers	•	Datacom connectivity & enclosures
•	Connectors & tooling	•	Pin & sleeve devices	•	Speciality communications equipment
•	Floor boxes	•	Electrical motor controls	•	High voltage test systems
•	Ground fault devices	•	Steel & plastic enclosures	•	Mining communication & controls

These wiring and electrical products are sold under various brands and/or trademarks, including:

•	Hubbell®	•	Bell®	•	Victor™	•	Rig Power
•	Kellems®	•	TayMac®	•	GAI-Tronics®	•	Powerohm
•	Bryant®	•	Wiegmann®	•	Gleason Reel®	•	Chalmit™
•	Burndy®	•	Killark®	•	Haefely®	•	Austdac™
•	CMC®	•	Hawke™	•	Hipotronics®	•	Raco®

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

•	Canopy lights	•	Parking lot/parking garage fixtures	•	Decorative landscape fixtures
•	Emergency lighting/exit signs	•	Bollards	•	Fluorescent fixtures
•	Floodlights & poles	•	Bath/vanity fixtures & fans	•	Ceiling fans
•	LED components	•	Chandeliers & sconces	•	Site & area lighting
•	Recessed, surface mounted & track fixtures	•	Athletic & recreational field fixtures	•	Occupancy, dimming & daylight harvesting sensors

These lighting products are sold under various brands and/or trademarks, including:

•	Kim Lighting®	•	Security Lighting Systems™	•	Spaulding Lighting™	•	Kurt Versen™
•	Sportsliter Solutions™	•	Columbia Lighting®	•	Alera Lighting®	•	Prescolite®
•	Beacon Products™	•	Precision Paragon™[P2]™	•	Progress Lighting®	•	Dual-Lite®
•	Architectural Area Lighting™	•	Hubbell Building Automation™	•	Hubbell Outdoor Lighting™	•	Litecontrol

Power Segment

The Power segment (29%, 29% and 31% of consolidated revenues in 2014, 2013 and 2012, respectively) consists of operations that design and manufacture various distribution, transmission, substation and telecommunications products primarily used by the electrical utility industry. In addition, certain of these products are used in the civil construction and transportation industries. Products are sold to distributors and directly to users such as electric utilities, telecommunication companies, pipeline and mining operations, industrial firms, construction and engineering firms. While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a substantial decrease in purchases by electrical utilities would affect this segment.

HUBBELL INCORPORATED - Form 10-K	4

Back to contents

Distribution, Transmission and Substation Utility Products

Hubbell manufactures and sells a wide variety of electrical distribution, transmission, substation and telecommunications products. These products include items such as:

•	Arresters	•	High voltage bushings	•	Grounding equipment
•	Cutouts & fuse links	•	Insulators	•	Programmable reclosers
•	Pole line hardware	•	Cable terminations & accessories	•	Sectionalizers
•	Helical anchors & foundations	•	Formed wire products	•	Lineman tools, hoses & gloves
•	Overhead, pad mounted & capacitor switches	•	Splices, taps & connectors	•	Polymer concrete & fiberglass enclosures and equipment pads

These products are sold under the following brands and/or trademarks:

•	Ohio Brass®	•	Chance®	•	Anderson®	•	PenCell®
•	Fargo®	•	Hubbell®	•	Polycast®	•	Opti-loop™
•	Quazite®	•	Quadri*sil®	•	Trinetics®	•	Reuel™
•	Electro Composites™	•	USCO™	•	CDR™	•	RFL®
•	Hot Box®	•	PCORE®	•	Delmar™

Information Applicable to All General Categories

International Operations

The Company has several operations located outside of the United States. These operations manufacture, assemble and/or market Hubbell products and service both the Electrical and Power segments.

As a percentage of total net sales, shipments from foreign operations directly to third parties were 14% in 2014, 16% in 2013 and 17% in 2012, with the Canadian and UK operations representing approximately 31% and 26%, respectively, of 2014 total international net sales. Switzerland, Brazil and Mexico each represent 10% of 2014 total international sales. See also Note 20-Industry Segments and Geographic Area Information in the Notes to Consolidated Financial Statements and Item 1A. Risk Factors relating to manufacturing in and sourcing from foreign countries.

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

Patents

Hubbell has approximately 1,600 active United States and foreign patents covering many of its products, which expire at various times. While Hubbell deems these patents to be of value, it does not consider its business to be dependent upon patent protection. Hubbell also licenses products under patents owned by others, as necessary, and grants licenses under certain of its patents.

Working Capital

Inventory, accounts receivable and accounts payable levels, payment terms and, where applicable, return policies are in accordance with the general practices of the electrical products industry and standard business procedures. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Backlog

Substantially all of the backlog existing at December 31, 2014 is expected to be shipped to customers in 2015. Backlog of orders believed to be firm at December 31, 2014 was approximately $333.7 million compared to $295.4 million at December 31, 2013. Although this backlog is important, the majority of Hubbell’s revenues result from sales of inventoried products or products that have short periods of manufacture.

Competition

Hubbell experiences substantial competition in all categories of its business, but does not compete with the same companies in all of its product categories. The number and size of competitors vary considerably depending on the product line. Hubbell cannot specify with precision the number of competitors

HUBBELL INCORPORATED - Form 10-K	5

Back to contents

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

Research and Development

Research and development expenditures represent costs to discover and/or apply new knowledge in developing a new product or process, or in bringing about significant improvement in an existing product or process. Research and development expenses are recorded as a component of Cost of goods sold. Expenses for research and development were approximately 2% of Cost of goods sold for each of the years 2014, 2013 and 2012.

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

Employees

As of December 31, 2014, Hubbell had approximately 15,400 salaried and hourly employees of which approximately 8,400 of these employees, or 54%, are located in the United States. Approximately 2,400 of these U.S. employees are represented by 17 labor unions. Hubbell considers its labor relations to be satisfactory.

HUBBELL INCORPORATED - Form 10-K	6

Back to contents

Executive Officers of the Registrant

Name	Age(1)	Present Position	Business Experience
David G. Nord	57	Chairman of the Board, President and Chief Executive Officer
Present position since May 2014; President and Chief Executive Officer since January 2013; President and Chief Operating Officer from June 2012 to January 2013, and Senior Vice President and Chief Financial Officer from September 2005 to June 2012. Previously, various positions, including Vice President, Controller, of United Technologies and its subsidiaries, 2000-2005.

William R. Sperry	52	Senior Vice President and Chief Financial Officer
Present position since June 6, 2012; Vice President, Corporate Strategy and Development August 15, 2008 to June 6, 2012; previously, Managing Director, Lehman Brothers August 2006 to April 2008, various positions, including Managing Director, of J.P. Morgan and its predecessor institutions, 1994-2006.

Gary N. Amato	63	Executive Vice President (Electrical Segment)
Present position since June 30, 2014; Group Vice President (Electrical Systems) December 2008- June 30, 2014; Group Vice President (Electrical Products) October 2006-December 2008; Vice President October 1997-September 2006; Vice President and General Manager of the Company’s Industrial Controls Divisions (ICD) 1989-1997; Marketing Manager, ICD, April 1988-March 1989.

Gerben W. Bakker	50	Group Vice President (Power Systems)
Present position since February 1, 2014; previously, Division Vice President, Hubbell Power Systems, Inc. (“HPS”) August 2009 - February 1, 2014; President, HPS Brazil June 2005 – July 2009; Vice President, Sourcing, HPS March 2004 – May 2005.

James H. Biggart, Jr.	62	Vice President and Treasurer	Present position since January 1, 1996; Treasurer since 1987; Assistant Treasurer 1986-1987; Director of Taxes 1984-1986.
Joseph A. Capozzoli	40	Vice President and Controller
Present position since April 22, 2013; previously, Assistant Corporate Controller of Stanley Black & Decker, Inc. (“Stanley”) April 2011 to April 2013; Global Operations Controller at Stanley 2010-2011; Director of Cost Accounting at Stanley, 2006-2010.

An-Ping Hsieh	54	Vice President, General Counsel
Present position since September 4, 2012; previously, Vice President, Secretary and Associate General Counsel of United Technologies Corporation (“UTC”) February 2008 to September 2012; Vice President and General Counsel, UTC Fire and Security 2003-2008; Deputy General Counsel, Otis Elevator Company, a United Technologies company 2001-2003.

Stephen M. Mais	50	Vice President, Human Resources	Present position since August 22, 2005; previously Director, Staffing and Capability, Pepsi Bottling Group (“Pepsi”) 2001-2005; Director, Human Resources Southeastern U.S., Pepsi 1997-2001.
W. Robert Murphy	65	Executive Vice President, Marketing and Sales
Present position since October 1, 2007; Senior Group Vice President 2001-2007; Group Vice President 2000-2001; Senior Vice President Marketing and Sales (Wiring Systems) 1985-1999; and various sales positions (Wiring Systems) 1975-1985.

William T. Tolley	57	Senior Vice President, Growth and Innovation
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

(1)	As of February 19, 2015.

There are no family relationships between any of the above-named executive officers. For information related to our Board of Directors, refer to Item 10. Directors, Executive Officers and Corporate Governance.

HUBBELL INCORPORATED - Form 10-K	7

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

We may not be able to successfully implement initiatives, including our restructuring activities, that improve productivity and streamline operations to control or reduce costs.

Achieving our long-term profitability goals depends significantly on our ability to control or reduce our operating costs. Because many of our costs are affected by factors outside, or substantially outside, our control, we generally must seek to control or reduce costs through productivity initiatives. If we are not able to identify and implement initiatives that control or reduce costs and increase operating efficiency, or if the cost savings initiatives we have implemented to date do not generate expected cost savings, our financial results could be adversely impacted. Our efforts to control or reduce costs may include restructuring activities involving workforce reductions, facility consolidations and other cost reduction initiatives. If we do not successfully manage our current restructuring activities, or any other restructuring activities that we may undertake in the future, expected efficiencies and benefits may be delayed or not realized, and our operations and business could be disrupted.

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

Part of the Company’s future growth strategy involves acquisitions. We have pursued and will continue to seek acquisitions and other strategic investments to complement and expand our existing businesses. The rate and extent to which acquisitions become available may impact our growth rate. The success of these transactions will depend on our ability to integrate these businesses into our operations and realize the planned synergies. We may encounter difficulties in integrating acquisitions into our operations and in managing strategic investments. Failure to effectively complete or manage

HUBBELL INCORPORATED - Form 10-K	8

Back to contents

acquisitions may adversely affect our existing businesses as well as our results of operations, financial condition and cash flows.

We are subject to risks surrounding our information systems.

The proper functioning of Hubbell’s information systems is critical to the successful operation of our business. Although our information systems are protected with robust backup and security systems, these systems are still susceptible to outages due to fire, floods, power loss, telecommunications failures, viruses, break-ins and similar events, or breaches of security. A failure of our information technology systems could impact our ability to process orders, maintain proper levels of inventory, collect accounts receivable and pay expenses; all of which could have an adverse effect on our results of operations, financial condition and cash flows. In addition, security breaches could result in unauthorized disclosure of confidential information that may result in financial or reputational damage to the Company.

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

We sponsor certain pension and other postretirement defined benefit plans. The performance of the financial markets and interest rates impact these plan expenses and funding obligations. Significant changes in market interest rates, investment losses on plan assets and reductions in discount rates may increase our funding obligations and could adversely impact our results of operations and cash flows. Furthermore, there can be no assurance that the value of the defined benefit plan assets will be sufficient to meet future funding requirements.

Volatility in currency exchange rates may adversely affect our financial condition, results of operations and cash flows.

Our international operations accounted for approximately 14% of our net sales in 2014. We are exposed to the effects (both positive and negative) that fluctuating exchange rates have on translating the financial statements of our international operations, most of which are denominated in local currencies, into the U.S. dollar. Fluctuations in exchange rates may affect product demand and reported profits in our international operations. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. As a result, fluctuating exchange rates may adversely impact our results of operations and cash flows.

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

HUBBELL INCORPORATED - Form 10-K	9

Back to contents

monetary and non-monetary penalties and could cause us to incur significant legal and investigative fees.

Our inability to effectively develop and introduce new products could adversely affect our ability to compete.

New product introductions and enhancement of existing products and services are key to the Company’s competitive strategy. The success of new product introductions is dependent on a number of factors, including, but not limited to, timely and successful development of new products, market acceptance of these products and the Company’s ability to manage the risks associated with these introductions. These risks include production capabilities, management of inventory levels to support anticipated demand, the risk that new products may have quality defects in the early stages of introduction, and obsolescence risk of existing products. The Company cannot predict with certainty the ultimate impact new product introductions could have on our results of operations, financial condition or cash flows.

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

From time to time, we receive notices from third parties alleging intellectual property infringement. Any dispute or litigation involving intellectual property could be costly and time-consuming due to the complexity and the uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims, the Company may lose its rights to utilize critical technology or may be required to pay substantial damages or license fees with respect to the infringed rights or be required to redesign our products at a substantial cost, any of which could negatively impact our operating results. Even if we successfully defend against claims of infringement, we may incur significant costs that could adversely affect our results of operations, financial condition and cash flow. See Item 3 “Legal Proceedings” for a discussion of our legal proceedings.

We may be required to recognize impairment charges for our goodwill and other intangible assets.

As of December 31, 2014, the net carrying value of our goodwill and other intangible assets totaled approximately $1.2 billion. As required by generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Impairment of intangibles assets may be triggered by developments both within and outside the Company’s control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets. Any charges relating to such impairments could adversely affect our results of operations in the periods an impairment is recognized.

We have two classes of common stock with different voting rights, which results in a concentration of voting power of our common stock.

As of December 31, 2014, the holders of our Class A Common Stock (with 20 votes per share) held approximately 74% of the voting power represented by all outstanding shares of our common stock and approximately 13% of the Company’s total equity value, and the Hubbell Trust and Roche Trust collectively held approximately 49% of our Class A Common Stock. The holders of the Class A Common Stock thus are in a position to influence matters that are brought to a vote of the holders of our common stock, including, among others, the election of the board of directors, any amendments to our charter documents, and the approval of material transactions. In order to further the interests of our shareholders, the Company routinely reviews various alternatives to meet its capital structure objectives, including equity, reclassification and debt transactions.

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

HUBBELL INCORPORATED - Form 10-K	10

Back to contents

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

ITEM 1B    Unresolved Staff Comments

None

HUBBELL INCORPORATED - Form 10-K	11

Back to contents

ITEM 2    Properties

Hubbell’s manufacturing and warehousing facilities, classified by reporting segment, are located in the following countries. The Company believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

		Number of Facilities		Total Approximate Floor Area in Square Feet
Segment	Location	Warehouses	Manufacturing	Owned		Leased
Electrical segment	United States	12	33	3,511,100		1,677,600
	Australia	1	2	—		39,600
	Brazil	—	1	105,900		—
	Canada	2	3	178,700		24,700
	Italy	—	1	—		8,100
	Mexico	1	3	665,700		43,300
	China	—	2	—		287,900
	Puerto Rico	—	1	162,400		—
	Singapore	1	—	—		8,700
	Switzerland	—	1	95,000		—
	United Kingdom	1	4	133,600		53,600
Power segment	United States	1	13	2,438,500		157,000
	Brazil	—	1	138,300		—
	Canada	—	1	30,000		—
	Mexico	1	1	167,300	(1)	181,100
	China	1	1	—		74,600
TOTAL		21	68	7,626,500		2,556,200
(1) The Power segment shares an owned manufacturing building in Mexico with the Electrical segment. The building is included in the Electrical segment facility count.

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

In the fourth quarter of 2014, the Company settled litigation involving Powerweb Energy, Inc. (“Powerweb”).  The lawsuit had alleged claims arising from the Company’s development and sale of wiHUBB wireless lighting technology.  The Company believes that it had meritorious defenses against the claims and had vigorously defended itself in the matter. During 2013, the Company recorded an accrual equal to the low end of its estimated range of outcome. During the third quarter of 2014 the parties engaged in settlement discussions and the Company increased the accrual by $4.0 million based on those discussions. In view of several considerations including the inherent uncertainty of litigation, and the expense of a trial, the Company settled the litigation. The settlement payment made by the Company did not exceed the amounts previously reserved for the litigation.

ITEM 4    Mine Safety Disclosures

Not applicable.

HUBBELL INCORPORATED - Form 10-K	12

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

Market Prices (Dollars Per Share)		Class A Common		Class B Common
Years Ended December 31,		High	Low	High	Low
2014 — Fourth quarter		131.60	105.27	127.29	101.44
2014 — Third quarter		129.50	120.22	126.96	115.34
2014 — Second quarter		125.68	104.20	125.40	112.71
2014 — First quarter		114.00	94.24	122.55	106.47
2013 — Fourth quarter		97.98	91.02	109.29	101.51
2013 — Third quarter		99.91	89.40	110.90	99.63
2013 — Second quarter		93.51	83.08	102.68	91.94
2013 — First quarter		88.00	78.62	97.73	84.80
Dividends Declared (Dollars Per Share)		Class A Common		Class B Common
Years Ended December 31,		2014	2013	2014	2013
First quarter		0.50	0.45	0.50	0.45
Second quarter		0.50	0.45	0.50	0.45
Third quarter		0.50	0.45	0.50	0.45
Fourth quarter		0.56	0.50	0.56	0.50
Number of Common Shareholders of Record
At December 31,	2014	2013	2012	2011	2010
Class A	369	394	426	458	483
Class B	2,093	2,225	2,389	2,549	2,731

Our dividends are declared at the discretion of our Board of Directors. In October 2014, the Company’s Board of Directors approved an increase in the common stock dividend rate from $0.50 to $0.56 per share per quarter. The increased quarterly dividend payment commenced with the December 15, 2014 payment made to the shareholders of record on November 28, 2014.

Purchases of Equity Securities

In September 2011, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. During
2014, the Company spent $35.0 million on the repurchase of

common shares under the September 2011 program prior to its expiration in September 2014. In October 2014, the Board of Directors approved a new stock repurchase program ("October 2014 program") and authorized the repurchase of up to $300 million of Class A and Class B Common Stock. The October 2014 program expires in October 2017. As of December 31, 2014, approximately $229.5 million remains authorized for future repurchases under the October 2014 program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows. The Company did not repurchase any Class A Common Stock during 2014.

HUBBELL INCORPORATED - Form 10-K	13

Back to contents

The following table summarizes the Company's repurchase activity of Class B Common Stock during the quarter ended December 31, 2014:

	Total Number of Class B Shares Purchased (000's)	Average Price Paid per Class B Share	Approximate Value of Shares that May Yet Be Purchased Under the Programs (in millions)
BALANCE AS OF SEPTEMBER 30, 2014			$—
October 2014	200	$109.35	$278.1
November 2014	431	$111.67	$230.0
December 2014	5	$102.09	$229.5
TOTAL FOR THE QUARTER ENDED DECEMBER 31, 2014	636	$110.87	$229.5

Corporate Performance Graph

The following graph compares the total return to shareholders on the Company’s Class B Common Stock during the five years ended December 31, 2014, with a cumulative total return on the (i) Standard & Poor’s MidCap 400 (“S&P MidCap 400”) and (ii) the Dow Jones U.S. Electrical Components & Equipment Index (“DJUSEC”). The Company is a member of the S&P MidCap 400. As of December 31, 2014, the DJUSEC reflects a group of fourteen company stocks in the electrical components and equipment market segment, and serves as the Company’s peer group for purposes of this graph. The comparison assumes $100 was invested on December 31, 2009 in the Company’s Class B Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hubbell Incorporated, the S&P Midcap 400 Index,
and the Dow Jones US Electrical Components & Equipment Index

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2015 Dow Jones & Co. All rights reserved.

HUBBELL INCORPORATED - Form 10-K	14

Back to contents

ITEM 6    Selected Financial Data

The following summary should be read in conjunction with the consolidated financial statements and notes contained herein (dollars and shares in millions, except per share amounts).

OPERATIONS, years ended December 31,	2014	2013	2012	2011	2010
Net sales	$3,359.4	$3,183.9	$3,044.4	$2,871.6	$2,541.2
Gross profit	$1,109.0	$1,070.5	$1,012.2	$923.7	$828.7
Operating income	$517.4	$507.6	$471.8	$423.8	$367.8
Operating income as a % of sales	15.4%	15.9%	15.5%	14.8%	14.5%
Loss on extinguishment of debt	$—	$—	$—	$—	$(14.7)	(1)
Net income attributable to Hubbell	$325.3	$326.5	$299.7	$267.9	$217.2	(1)
Net income attributable to Hubbell as a % of net sales	9.7%	10.3%	9.8%	9.3%	8.5%
Net income attributable to Hubbell as a % of Hubbell shareholders’ average equity	17.0%	18.3%	19.2%	18.3%	15.8%
Earnings per share — diluted	$5.48	$5.47	$5.00	$4.42	$3.59	(1)
Cash dividends declared per common share	$2.06	$1.85	$1.68	$1.52	$1.44
Average number of common shares outstanding — diluted	59.2	59.6	59.8	60.4	60.3
Cost of acquisitions, net of cash acquired	$183.8	$96.5	$90.7	$29.6	$—
FINANCIAL POSITION, AT YEAR-END
Working capital	$1,130.3	$1,165.4	$1,008.9	$861.4	$781.1
Total assets	$3,322.8	$3,187.2	$2,947.0	$2,846.5	$2,705.8
Total debt	$599.0	$597.5	$596.7	$599.2	$597.7
Total Hubbell shareholders’ equity	$1,927.1	$1,906.4	$1,661.2	$1,467.8	$1,459.2
NUMBER OF EMPLOYEES, AT YEAR-END	15,400	14,300	13,600	13,500	13,000

(1)	In 2010, the Company recorded a $14.7 million pre-tax charge ($9.1 million after-tax) related to its early extinguishment of debt. The earnings per diluted share impact of this charge was $0.15.

ITEM 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the United Kingdom, Brazil and Australia. The Company also participates in joint ventures in Taiwan and Hong Kong, and maintains offices in Singapore, China, India, Mexico, South Korea and countries in the Middle East. The Company employs approximately 15,400 individuals worldwide.

The Company made the following management changes in 2014 as part of its succession planning program.

In February 2014, the Company promoted Mr. Gerben W. Bakker to Group Vice President, Power Systems. Mr. William T. Tolley, the previous Group Vice President, Power Systems, has been named to the newly created position of Senior Vice President, Growth and Innovation.

On May 6, 2014, the Board of Directors appointed Mr. David G. Nord to the position of Chairman of the Board, in addition to his role as President and Chief Executive Officer. Mr. Nord succeeded Mr. Timothy H. Powers, the former Chairman of the Board, who retired from the Board in May 2014.

On June 30, 2014, Mr. Gary N. Amato was appointed to the position of Executive Vice President, Hubbell Electrical Segment. In this role, he acquired oversight of the Hubbell

HUBBELL INCORPORATED - Form 10-K	15

Back to contents

Lighting business, in addition to his leadership role over the Electrical Systems businesses. Mr. Amato assumed responsibility for the Lighting business following the announcement of the retirement of Mr. Scott H. Muse.

The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for 2014, 2013 and 2012 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

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

Price realization and productivity improvements are key areas of focus for our company. Productivity programs impact virtually all functional areas within the Company by rationalizing our manufacturing footprint and activities through restructuring actions, reducing or eliminating waste and improving processes. We continue to expand our efforts surrounding global product and component sourcing and supplier cost reduction programs. Value engineering efforts, product transfers and the use of lean process improvement techniques are expected to continue to increase manufacturing efficiency. In addition, we continue to build upon the benefits of our enterprise resource planning system across all functions and have also implemented a sustainability program across the organization. Material costs are approximately two-thirds of our cost of goods sold therefore volatility in this area can significantly impact profitability. Our goal is to have pricing and productivity programs that offset material and other inflationary cost increases as well as pay for investments in key growth areas.

Outlook

For 2015, we expect our overall net sales to increase by five to seven percent compared to 2014, with acquisitions contributing between five and six percent. Our outlook for net sales growth from acquisitions in 2015 includes the acquisitions we completed in January 2015, which are expected to add approximately $100 million to annual net sales.

Third party forecasts for our end markets point to improving organic demand in each of our businesses, with the exception of significantly weaker energy related markets. We expect our end markets could grow approximately one to two percent in 2015 led by high single digit growth in the residential market. The non-residential market is expected to grow in the mid-single digit range, industrial market growth is expected to be in the low to mid-single digit range, while transmission and distribution products in the utility market are anticipated to grow by one to two percent. We anticipate our net sales could benefit from growth in these end markets, but could also be dampened by a fifteen to twenty percent decline in the net sales of our Harsh and Hazardous products in 2015, which reflects an expectation of continued weakness in energy related markets.

We plan to continue to work on productivity initiatives and to make other strategic investments aimed at improving our cost structure and operating efficiency, including improved sourcing, product redesign and lean projects focused on both factory and back office efficiencies. In 2015 we plan to continue and expand on restructuring activities that were initiated in 2014. In 2015 we expect our earnings per diluted share will include approximately $0.25 cents of restructuring and related costs and anticipate those activities and investments will generate savings in 2016 in excess of those costs. We also anticipate continued cost increases from certain materials, healthcare and other inflationary costs, including higher pension costs.

From a profitability standpoint, we expect organic sales growth and acquisitions will contribute to earnings per share growth in 2015; however that growth will be partially offset by weak end markets for our Harsh and Hazardous products relating to the recent decline in oil prices. Additionally, we expect that foreign exchange will also be a headwind in 2015. We expect that our full year diluted earnings per share in 2015 will be in the range of $5.35 to $5.55, including approximately $0.25 of restructuring and related costs.

In 2015, we expect free cash flow (defined as cash flows from operations less capital expenditures) to be approximately 90% of net income and will include the impact of increased spending in 2015 on restructuring and related activities as well as higher capital spending on new product development.

Finally, with our strong financial position, we expect to continue to enhance shareholder value through capital deployment including both share repurchases and acquisitions. We anticipate that our 2015 acquisitions will contribute incremental earnings, but will be approximately 30 basis points dilutive to operating margin in 2015 as those acquisitions are burdened in the early periods with the impact of purchase accounting amortization.

HUBBELL INCORPORATED - Form 10-K	16

Back to contents

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

In 2014, our overall end markets improved slightly. Our largest end market, non-residential construction, grew on the continued

strength of the renovation and relights markets as well as increased demand for private construction spending. The residential market also grew in 2014, albeit at a more modest pace than the past several years. The industrial market was mixed in 2014 as increased spending for maintenance, repairs and operations (MRO) was offset by flat demand for our harsh and hazardous businesses and weaker demand for high voltage test equipment. The utility market grew modestly in 2014 on slightly higher spending for distribution and transmission products.

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Year Ending December 31,
	2014	% of Net sales	2013	% of Net sales	2012	% of Net sales
Net sales	$3,359.4		$3,183.9		$3,044.4
Cost of goods sold	2,250.4	67.0%	2,113.4	66.4%	2,032.2	66.8%
Gross profit	1,109.0	33.0%	1,070.5	33.6%	1,012.2	33.2%
Selling & administrative expenses	591.6	17.6%	562.9	17.7%	540.4	17.7%
Operating income	517.4	15.4%	507.6	15.9%	471.8	15.5%
Net income attributable to Hubbell	325.3	9.7%	326.5	10.3%	299.7	9.8%
EARNINGS PER SHARE - DILUTED	$5.48		$5.47		$5.00

2014 Compared to 2013

Net Sales

Net sales for the year ended 2014 were $3.4 billion, an increase of six percent over the year ended 2013. Acquisitions added four percentage points to net sales in 2014 compared to 2013 while volume increased net sales by two percentage points. Price realization was flat and foreign currency translation was slightly negative and not significant to the year over year change in net sales.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold increased to 67.0% for 2014 compared to 66.4% in 2013. The increase was primarily due to unfavorable business and product mix, higher material costs, and cost inflation in excess of productivity, including approximately 10 basis points from higher warranty and related costs in the Electrical segment incurred in the third quarter of 2014.

Gross Profit

The gross profit margin for 2014 declined to 33.0% compared to 33.6% in 2013. The decrease was primarily due to unfavorable business and product mix, higher material costs, and cost inflation in excess of productivity, including approximately 10 basis points from higher warranty and related costs in the Electrical segment incurred in the third quarter of 2014.

Selling & Administrative Expenses (“S&A”)

S&A expense increased five percent compared to 2013 primarily due to the addition of S&A expense of acquired businesses. As a percentage of net sales, S&A expense declined to 17.6% in 2014 compared to 17.7% in 2013 primarily due to the favorable impact of volume leverage.

Operating Income

Operating income increased two percent in 2014 to $517.4 million, while operating margin declined by 50 basis points to 15.4%. The increase in operating income is primarily due to the favorable impact of higher organic volume and the contribution of acquisitions, which exceeded the unfavorable impact of business and product mix, and cost increases that are described within the discussion of Gross Profit. The increase in organic volume and contribution of acquisitions, in aggregate, were not significant to operating margin.

Total Other Expense

In 2014, total other expense, which is primarily interest expense on long-term debt, was $31.9 million compared to $33.8 million in 2013. The $1.9 million decrease was primarily due to lower

HUBBELL INCORPORATED - Form 10-K	17

Back to contents

net foreign currency transaction losses in 2014 compared to 2013.

Income Taxes

The effective tax rate in 2014 was 32.6% compared to 30.4% in 2013. The increase in the tax rate for 2014 was due primarily to the benefit in 2013 of the retroactive application of certain 2012 tax provisions, including the research and development tax credit, that were part of the American Taxpayer Relief Act of 2012, which became law during the first quarter of 2013, a comparative increase in domestic earnings and decrease in foreign earnings in low tax jurisdictions, as well as certain discrete tax items. Additional information related to the Company’s effective tax rate is included in Note 12 — Income Taxes in the Notes to Consolidated Financial Statements.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

For the reasons described above, net income attributable to Hubbell decreased 0.4% in 2014. Earnings per diluted share in 2014 increased 0.2% compared to 2013 as the average number of diluted shares outstanding for the year were lower by approximately 0.4 million as compared to 2013.

Segment Results

Electrical Segment

(In millions)	2014	2013
Net sales	$2,398.2	$2,262.6
Operating income	$337.9	$341.1
Operating margin	14.1%	15.1%

Net sales in the Electrical segment increased six percent in 2014 compared with 2013 due to acquisitions and higher organic volume. Acquisitions added almost four percentage points and organic volume almost three percentage points to net sales. Price realization was positive but not significant and was offset by the impact of negative foreign currency translation.

Within the segment, electrical systems products net sales increased five percent in 2014 compared to 2013 due to acquisitions and higher organic volume. Price realization was positive but not significant and was offset by the impact of negative foreign currency translation. Higher organic net sales of electrical systems products was driven by strength in our wiring, connectors and grounding products that support the non-residential and residential construction markets, partially offset by weak demand for our high voltage test equipment and Harsh and Hazardous products that support the extractive industries. Net sales of lighting products increased eight percent in 2014 compared to 2013 due to acquisitions and strong organic volume in the non-residential market, which continued to benefit from increased relight and retrofit renovation project demand, and growth in the residential market.

Operating income in 2014 was $337.9 million, a one percent decrease compared to 2013, while operating margin declined by 100 basis points to 14.1%. The decline in operating margin reflects cost inflation in excess of productivity, including approximately 20 basis points from restructuring actions initiated in the fourth quarter of 2014, and unfavorable business and product mix, partially offset by higher organic volume and price realization. Operating margin for the year ended 2014 also includes higher warranty and related costs which were incurred in the third quarter of 2014, and contributed approximately 15 basis points to the decline. The decrease in operating income can be attributed to these factors and also includes the contribution of acquisitions, which were 10 basis points dilutive to operating margin.

Power Segment

(In millions)	2014	2013
Net sales	$961.2	$921.3
Operating income	$179.5	$166.5
Operating margin	18.7%	18.1%

Net sales in the Power segment increased four percent in 2014 compared to 2013 due to acquisitions and organic volume. Acquisitions contributed four percentage points to net sales and organic volume contributed two percentage points. Higher organic volume was driven by modest growth in distribution and transmission spending. Price realization was negative and foreign currency translation was unfavorable, each by one percentage point.

Operating income increased eight percent to $179.5 million and operating margin increased by 60 basis points to 18.7% in 2014 compared to 2013. The increase in operating margin reflects productivity in excess of cost inflation and lower facility closure costs in 2014, partially offset by higher material costs and negative price realization. The increase in operating income can be attributed to these factors and also includes the contribution of acquisitions, which were 20 basis points dilutive to operating margin.

2013 Compared to 2012

Net Sales

Net sales for the year ended 2013 were $3.2 billion, an increase of five percent over the year ended 2012. Acquisitions added three percentage points to net sales in 2013 compared to 2012 while volume increased net sales by two percentage points. Price realization was offset by unfavorable foreign currency translation, each less than one percentage point.

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

HUBBELL INCORPORATED - Form 10-K	18

Back to contents

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

Selling & Administrative Expenses (“S&A”)

S&A expense increased four percent compared to 2012 primarily due to the impact of the businesses acquired. Higher costs for wages, benefits, legal and advertising were almost entirely offset by lower pension costs and other spending reductions. As a percentage of net sales, S&A expenses remained constant at 17.7% in 2013 compared to 2012.

Operating Income

Operating income increased eight percent to $507.6 million primarily due to higher net sales and gross profit partially offset by higher selling and administrative costs, as described above. Operating margin of 15.9% in 2013 increased 40 basis points compared to 15.5% in 2012 as a result of productivity, lower material costs and price realization, partially offset by other inflationary increases.

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

Net Income attributable to Hubbell and Earnings Per Diluted Share

For the reasons described above, net income attributable to Hubbell and earnings per diluted share in 2013 each increased nine percent compared to 2012. The average number of diluted shares outstanding for the year were lower by approximately 0.2 million as compared to 2012.

Segment Results

Electrical Segment

(In millions)	2013	2012
Net sales	$2,262.6	$2,114.6
Operating income	$341.1	$303.7
Operating margin	15.1%	14.4%

Net sales in the Electrical segment increased seven percent in 2013 compared with 2012 due to acquisitions and higher organic volume. Acquisitions and organic volume added four and three percentage points, respectively, to net sales. In addition, price realization was offset by the negative impacts of foreign currency translation, each less than one percentage point.

Within the segment, electrical systems products net sales increased seven percent in 2013 compared to 2012 due to acquisitions and slightly higher organic demand. Favorable price realization was offset by unfavorable foreign currency translation. Higher net sales of electrical systems products included growth in high voltage projects and improvements in the construction sector. The extractive industries sector was essentially flat while industrial demand was lower. Net sales of lighting products increased eight percent in 2013 compared to 2012 due to strong organic volume growth in the non-residential market, which continued to benefit from increased relight and retrofit renovation project demand, strong growth in the residential market and the impact of the Norlux acquisition.

Operating income in 2013 increased twelve percent to $341.1 million compared to 2012 while operating margin expanded by 70 basis points to 15.1%. Operating income increased primarily due to acquisitions, higher volume and favorable price realization partially offset by unfavorable product mix driven by lower industrial demand. In addition, productivity exceeded all other cost increases. Operating margin improved primarily due to productivity in excess of cost increases, lower material costs and favorable price realization.

Power Segment

(In millions)	2013	2012
Net sales	$921.3	$929.8
Operating income	$166.5	$168.1
Operating margin	18.1%	18.1%

Net sales in the Power segment declined one percent in 2013 compared to 2012. The decrease was due to lower organic volume and the unfavorable impact of foreign currency translation largely offset by the impact of an acquisition. The acquisition contributed two percentage points to net sales, while

HUBBELL INCORPORATED - Form 10-K	19

Back to contents

the decline in organic volume and impact of foreign currency translation decreased net sales by two and one percentage points, respectively. The organic volume decline was almost entirely due to the impact of higher sales in the fourth quarter of 2012 related to Superstorm Sandy.

Operating income decreased one percent to $166.5 million and operating margin remained at 18.1% in 2013 compared to 2012. The drop in operating income was primarily due to lower volume, unfavorable price realization, higher material costs and other cost increases, including $5.0 million of facility consolidation costs, partially offset by productivity improvements and favorable product mix.

Financial Condition, Liquidity and Capital Resources

Cash Flow

	December 31,
(In millions)	2014	2013	2012
Net cash provided by (used in):
Operating activities	$391.5	$381.8	$349.1
Investing activities	(242.6)	(151.1)	(116.1)
Financing activities	(215.6)	(130.9)	(161.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(20.1)	(4.1)	4.1
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(86.8)	$95.7	$75.4

2014 Compared to 2013

Cash provided by operating activities for 2014 increased compared to 2013 primarily due to higher net income after adjusting for the non-cash impacts of depreciation and amortization, stock-based compensation and deferred income taxes, and a lower use of cash for working capital, partially offset by higher pension contributions. Cash used for changes in working capital was $44.7 million in 2014 compared to $55.1 million of cash used in 2013 primarily due to increased collection of accounts receivable.

Cash used for investing activities of $242.6 million in 2014 compared to cash used of $151.1 million in 2013. This increase is primarily due to an $87.3 million increase in net cash used for acquisitions in 2014 as compared to 2013.

Cash used for financing activities of $215.6 million in 2014 compared to $130.9 million of cash used in 2013. This increase is primarily the result of $74.5 million of higher spending on the repurchase of common shares and an $11.9 million increase in dividends paid.

The unfavorable impact of foreign currency exchange rates on cash increased to $20.1 million in 2014 as compared to $4.1 million in 2013 primarily related to the U.S. dollar strengthening against several currencies, most notably the British pound, Australian dollar, Mexican peso and Canadian dollar.

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

Investments in the Business

Investments in our business include both expenditures required to maintain the operation of our equipment and facilities as well as cash outlays in support of our strategic initiatives. During 2014, we used cash of $60.3 million for capital expenditures, an increase of $1.5 million from 2013.

In 2014, the Company completed seven acquisitions for $183.8 million, net of cash acquired. Four of these acquisitions were added to the Power segment, while three were added to the Electrical segment. In January 2015, the Company completed three acquisitions for an aggregate cash purchase price of approximately $126 million. Two of these acquisitions were added to the Electrical segment, while one was added to the Power segment. The Company continues to assess

HUBBELL INCORPORATED - Form 10-K	20

Back to contents

opportunities to expand sales through acquisitions of businesses that fill product gaps or allow for expansion in new markets. For more information refer to Note 2 – Business Acquisitions in the Notes to Consolidated Financial Statements.

In September 2011, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to $200 million of Class A and Class B Common Stock. During 2014, the Company spent $35.0 million on the repurchase of common shares under the September 2011 program prior to its expiration in September 2014. In October 2014, the Board of Directors approved a new stock repurchase program (the "October 2014 program") and authorized the repurchase of up to $300 million of Class A and Class B Common Stock. The October 2014 program expires in October 2017. As of December 31, 2014, approximately $229.5 million remains authorized for future repurchases under the October 2014 program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

Additional information with respect to future investments in the business can be found under “Outlook” within Management’s Discussion and Analysis.

Debt to Capital

At December 31, 2014 and 2013, the Company had $597.6 million and $597.2 million, respectively, of senior long-term notes outstanding, net of unamortized discount. The long-term fixed-rate notes, with amounts of $300 million due in 2018 and 2022, respectively, are callable with a make whole provision and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at December 31, 2014.

At December 31, 2014 and 2013, the Company had $1.4 million and $0.3 million, respectively, of short-term debt outstanding. During 2013, the Company entered into a credit agreement for a 5.0 million Brazilian reais line of credit to support its Brazilian operations. This line of credit expires in October 2016; however, any undrawn balance is subject to an annual review by the lender. This line is not subject to annual commitment fees. At December 31, 2014, 3.0 million Brazilian reais (equivalent to $1.1 million) was outstanding. There were no borrowings outstanding at December 31, 2013 under this line of credit. Short-term debt is also comprised of outstanding borrowings of 1.7 million Chinese renminbi (equivalent to $0.3 million) under existing lines of credit used to support its operations in China. At December 31, 2013 there were 2.1 million Chinese renminbi (equivalent to $0.3 million) of borrowings outstanding under this line of credit.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

The following table sets forth the reconciliation of net debt at December 31, 2014 and 2013:

	December 31,
(In millions)	2014	2013
Total Debt	$599.0	$597.5
Total Hubbell Shareholders’ Equity	1,927.1	1,906.4
TOTAL CAPITAL	$2,526.1	$2,503.9
Debt to Total Capital	24%	24%
Cash and Investments	$705.8	$786.6
NET DEBT	$(106.8)	$(189.1)
Net Debt to Total Capital	(4)%	(8)%

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

HUBBELL INCORPORATED - Form 10-K	21

Back to contents

The Company had $653.9 million of cash and cash equivalents at December 31, 2014, of which approximately 53% was held outside of the United States. Except for a portion of current earnings, the Company’s intent is to indefinitely reinvest all of its undistributed international earnings and cash internationally. In January 2015 the Company completed three acquisitions for an aggregate cash purchase price of $126 million. Further discussion of the January 2015 acquisitions can be found in Note 22 — Subsequent Events of the Notes to Consolidated Financial Statements.

As of December 31, 2014, the Company’s $500 million revolving credit facility had not been drawn against. The credit facility, which serves as a backup to our commercial paper program, is scheduled to expire in March 2018. The interest rate applicable to borrowing under the credit agreement is generally either the prime rate or a surcharge over LIBOR. The single financial covenant in the $500 million credit facility, which the Company is in compliance with, requires that total debt not exceed 55% of total capitalization. Annual commitment fees to support availability under the credit facility are not material.

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

The Company also maintains other lines of credit that are primarily used to support the issuance of letters of credit. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. At December 31, 2014 and 2013 these lines totaled $54.6 million and $60.4 million, respectively, of which $27.1 million and $22.9 million was utilized to support letters of credit and the remaining amount was unused. The annual commitment fees associated with these lines of credit are not material.

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

Changes in the value of the defined benefit plan assets and liabilities will affect the amount of pension expense ultimately recognized. Although differences between actuarial assumptions and actual results are no longer deferred for balance sheet purposes, deferral is still permitted for pension expense purposes. Unrecognized gains and losses in excess of an annual calculated minimum amount (the greater of 10% of the projected benefit obligation or 10% of the market value of assets) are amortized and recognized in net periodic pension cost over the average remaining service period of our active employees, which approximates 10-12 years. During 2014 and 2013, we recorded $3.9 million and $13.8 million, respectively, of pension expense related to the amortization of these unrecognized losses. We expect to record $12.1 million of expense related to unrecognized losses and prior service cost in 2015.

The actual return on our pension assets in 2014 and for the past ten year period has exceeded our expected return. However, over that same period there has been a significant decline in long-term interest rates and a resulting increase in our pension liabilities which has more than offset our favorable return on plan assets. In 2014 and 2012, we contributed $23.5 million and $22.6 million, respectively, to our qualified foreign and domestic defined benefit pension plans. We contributed $3.2 million to our qualified foreign defined benefit pension plans in 2013. These contributions have improved the funded status of all of our plans. Although not required under the Pension Protection Act of 2006, the Company made a voluntary contribution to its qualified domestic defined benefit pension plan of $20.0 million in January 2015. We do not anticipate further contributions to the qualified domestic defined benefit pension plan in 2015. The Company expects to contribute approximately $3.0 million to its foreign plans in 2015. The anticipated 2015 level of pension funding is not expected to have a significant impact on our overall liquidity.

HUBBELL INCORPORATED - Form 10-K	22

Back to contents

Assumptions

The following assumptions were used to determine projected pension and other benefit obligations at the measurement date and the net periodic benefit costs for the year:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	4.23%	5.04%	4.10%	4.60%
Rate of compensation increase	3.15%	3.18%	3.00%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	5.04%	4.22%	4.60%	4.20%
Expected return on plan assets	6.06%	6.70%	N/A	N/A
Rate of compensation increase	3.18%	3.11%	4.50%	3.00%

At the end of each year, we estimate the expected long-term rate of return on pension plan assets based on the strategic asset allocation for our plans. In making this determination, we utilize expected rates of return for each asset class based upon current market conditions and expected risk premiums for each asset class. A one percentage point change in the expected long-term rate of return on pension fund assets would have an impact of approximately $8.4 million on 2015 pretax pension expense. The expected long-term rate of return is applied to the fair market value of pension fund assets to produce the expected return on fund assets that is included in pension expense. The difference between this expected return and the actual return on plan assets was recognized at December 31, 2014 for balance sheet purposes, but continues to be deferred for expense purposes. The net deferral of past asset gains (losses) ultimately affects future pension expense through the amortization of gains (losses) with an offsetting adjustment to Hubbell shareholders’ equity through Accumulated other comprehensive loss.

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension plan liabilities. For our U.S. and Canadian pension plans, this discount rate is determined by matching the expected cash flows associated with our benefit obligations to a yield curve based on high quality, fixed income debt instruments with maturities that closely match the expected funding period of our pension liabilities. This yield curve is derived using a bond matching approach which incorporates a selection of bonds that align with our projected benefit obligations. As of December 31, 2014, we used a discount rate of 4.3% for our U.S. pension plans compared to a discount rate of 5.1% used in 2013. For our Canadian pension plan, we used a discount rate of 3.95% in 2014, compared to the 4.75% discount rate used in 2013.

For our UK pension plan the discount rate was derived using a yield curve fitted to the yields on AA bonds in the Barclays Capital Sterling Aggregate Corporate Index and uses sample plan cash flow data as a proxy to plan specific liability cash flows. The derived discount rate is the single discount rate equivalent to discounting these liability cash flows at the term-dependent spot rates of AA corporate bonds. This methodology resulted in a December 31, 2014 discount rate for the UK pension plan of 3.7% as compared to a discount rate of 4.6% used in 2013.

An increase of one percentage point in the discount rate would lower our 2015 pretax pension expense by approximately $8.6 million. A discount rate decline of one percentage point would increase our 2015 pretax pension expense by approximately $11.6 million.

In 2014 we changed the mortality table used to calculate the present value of our pension plan liabilities from RP-2000 to the RP-2000 with generational projection using Scale BB-2D. This mortality table was chosen after considering alternative tables including the RP-2014 projected with Scale MP-2014. We chose the RP-2000 with Scale BB-2D because it resulted in the closest match to the plans’ actual experience over the period 2009-2013. This change resulted in an approximately $40 million increase in the projected benefit obligation of our U.S. defined benefit pension plans upon remeasurement at December 31, 2014.

Other Post Employment Benefits (“OPEB”)

The Company also has a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits have been discontinued for substantially all future retirees. These plans are not funded and, therefore, no assumed rate of return on assets is required. We use a similar methodology to derive the yield curve for our post employment benefit plan obligations that we use for our pension plans. As of December 31, 2014, the Company used a discount rate of 4.10% to determine the projected benefit obligation compared to a discount rate of 4.6% used in 2013. In accordance with the accounting guidance for retirement benefits, we recorded to Accumulated other comprehensive loss, within Hubbell shareholders’ equity, a charge net of tax of approximately $1.7 million in 2014 and a credit, net of tax, of approximately $0.2 million in 2013, related to the OPEB plans.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are defined as any transaction, agreement or other contractual arrangement to which an entity that is not included in our consolidated results is a party, under which we, whether or not a party to the arrangement, have, or

HUBBELL INCORPORATED - Form 10-K	23

Back to contents

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

Contractual Obligations

A summary of our contractual obligations and commitments at December 31, 2014 is as follows (in millions):

	Payments due by period
	Total	2015	2016-2017	2018-2019	2019 and thereafter
Debt obligations(a)	$601.4	$1.4	$—	$300.0	$300.0
Expected interest payments	146.6	28.7	57.4	29.2	31.3
Operating lease obligations	52.7	13.3	17.2	8.8	13.4
Retirement and other benefits(b)	206.1	7.2	14.7	14.9	169.3
Purchase obligations	201.0	196.1	4.9	—	—
Obligations under customer incentive programs	40.5	40.5	—	—	—
Income tax payments	5.3	5.3	—	—	—
TOTAL	$1,253.6	$292.5	$94.2	$352.9	$514.0

(a)	Amounts exclude unamortized discount

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

Our purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability. These obligations primarily consist of inventory purchases made in the normal course of business to meet operational requirements and commitments for equipment purchases. As of December 31, 2014, we have $21.6 million of uncertain tax positions reflected in our Consolidated Balance Sheet. We are unable to make a reasonable estimate regarding the timing of settlement of these uncertain tax positions and, as a result, they have been excluded from the table. See Note 12 — Income Taxes in the Notes to Consolidated Financial Statements.

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

HUBBELL INCORPORATED - Form 10-K	24

Back to contents

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

Employee Benefits Costs and Funding

We sponsor domestic and foreign defined benefit pension, defined contribution and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on the pension fund assets, rate of increase in employee compensation levels and health care cost increase projections. These assumptions are determined based on Company data and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. Further discussion of the assumptions used in 2014 and 2013 are included above under “Pension Funding Status” and in Note 10 — Retirement Benefits of the Notes to Consolidated Financial Statements.

Taxes

We account for income taxes in accordance with the applicable accounting guidance which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Additionally, deferred tax assets are required to be reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. The factors used to assess the likelihood of realization of deferred tax assets are the forecast of future taxable income, available tax planning strategies that could be implemented to realize the net deferred tax assets, and future reversals of deferred tax liabilities. Failure to achieve forecasted taxable income can affect the ultimate realization of net deferred tax assets.

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

Valuation of Long-Lived Assets

Our long-lived assets include land, buildings, equipment, molds and dies, software, goodwill and other intangible assets. Long-lived assets, other than land, goodwill and indefinite-lived intangibles, are depreciated over their estimated useful lives. The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the dates of acquisition. Goodwill represents purchase price in excess of fair values assigned to the underlying identifiable net assets of acquired businesses. Intangible assets primarily consist of patents, tradenames and customer related intangibles.

We review depreciable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows of the asset group is less than the carrying amount, an impairment charge is recorded. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of impaired assets is determined using expected cash flow estimates, quoted market prices when available and appraisals as appropriate. We did not record any material impairment charges related to long-lived assets in 2014, 2013, or 2012.

Goodwill and indefinite-lived intangible assets are reviewed annually for impairment unless circumstances dictate the need

HUBBELL INCORPORATED - Form 10-K	25

Back to contents

for more frequent assessment. We perform our goodwill impairment testing as of April 1st of each year unless circumstances dictate the need for more frequent assessments. The accounting guidance provides entities an option of performing a qualitative assessment before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the goodwill is not impaired, the entity would not need to proceed to the two step goodwill impairment testing process as prescribed in the guidance. The Company has elected to bypass the qualitative assessment and proceeded directly to the quantitative analysis. The goodwill impairment testing requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future discounted cash flows, determining appropriate discount rates and other assumptions. We use internal discounted cash flow estimates to determine fair value. These cash flow estimates are derived from historical experience and future long-term business plans and the application of an appropriate discount rate. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. As of April 1, 2014, our goodwill testing resulted in fair values for each reporting unit that substantially exceeded the reporting unit’s carrying value. We have not recorded any goodwill impairments since the initial adoption of the accounting guidance in 2002.

The identification and measurement of impairment of indefinite-lived intangible assets involves an assessment of qualitative factors to determine whether events or circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If it is more likely than not that the asset is imparied, the fair value of the indefinite lived intangibles will be determined using discounted cash flow estimates. If the carrying value of these assets exceeds the estimated fair value, the carrying value will be reduced to the estimated fair value. We did not record any impairments related to indefinite-lived intangible assets in 2014, 2013, or 2012.

Stock-Based Compensation

We determine the grant date fair value of our stock-based compensation awards using either a lattice model or the Black-Scholes option pricing model. Both of these models require management to make certain assumptions with respect to selected model inputs. These inputs include assumptions for the expected term, stock volatility, dividend yield and risk-free interest rate. Changes in these inputs impact fair value and could impact our stock-based compensation expense in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those awards expected to meet the service and performance vesting conditions. If our actual forfeiture rate is different from our estimate, adjustments to stock-based compensation expense may be required. See also Note 17 – Stock-Based Compensation in the Notes to Consolidated Financial Statements.

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-K, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about liquidity, pension funding, capital resources, performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding anticipated growth or improvement in operating results, anticipated market conditions, restructuring activities and improvements to cost structure and operating efficiencies are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

•	Changes in demand for our products, market conditions, product quality, or product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•
Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our restructuring activities, lean initiative and strategic sourcing plans.

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

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions.

HUBBELL INCORPORATED - Form 10-K	26

Back to contents

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Ability to carry out future acquisitions and strategic investments in our core businesses as well as the acquisition related costs.

•	Unanticipated difficulties integrating acquisitions as well as the realization of expected synergies and benefits anticipated when we first enter into a transaction.

•	The ability of governments to meet their financial obligations.

•	Political unrest in foreign countries.

•	Natural disasters.

•	Failure of information technology systems or security breaches resulting in unauthorized disclosure of confidential information.

•	Future repurchases of common stock under our common stock repurchase program.

•	Changes in accounting principles, interpretations, or estimates.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

•
Other factors described in our SEC filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in this Annual Report on Form 10-K for the year ended December 31, 2014.

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

We manufacture and/or assemble our products in the United States, Canada, Switzerland, Puerto Rico, Mexico, China, Italy, UK, Brazil and Australia and sell products in those markets as well as through offices in Singapore, China, India, Mexico, South Korea and countries in the Middle East. Hubbell also participates in joint ventures in Taiwan and Hong Kong. Shipments from non-U.S. subsidiaries as a percentage of the Company’s total net sales were 14% in 2014, 16% in 2013 and 17% in 2012, with the Canadian and UK operations representing approximately 31% and 26%, respectively, of 2014 total international net sales. Switzerland, Brazil and Mexico each represent 10% of 2014 total international sales. As such, our operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. To manage this exposure, we closely monitor the working capital requirements of our international units and may enter into forward foreign exchange contracts. Further discussion of forward exchange contracts can be found in Note 14 – Fair Value Measurement in the Notes to Consolidated Financial Statements.

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

HUBBELL INCORPORATED - Form 10-K	27

Back to contents

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

The following table presents cost information related to fixed rate interest risk sensitive instruments by maturity at December 31, 2014 (dollars in millions):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value 12/31/14
ASSETS
Available-for-sale investments	$7.7	$7.0	$3.8	$8.9	$7.2	$7.9	$42.5	$43.0
Avg. interest rate	4.56%	5.00%	5.00%	5.09%	5.00%	4.86%
LIABILITIES
Long-term debt	$—	$—	$—	$299.2	$—	$298.4	$597.6	$645.1
Avg. interest rate	—	—	—	5.95%	—%	3.625%

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

HUBBELL INCORPORATED - Form 10-K	29

Back to contents

Reports of Management

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

Our Board of Directors normally meets nine times per year to provide oversight, to review corporate strategies and operations, and to assess management’s conduct of the business. The Audit Committee of our Board of Directors is comprised of at least three individuals all of whom must be “independent” under current New York Stock Exchange listing standards and regulations adopted by the SEC under the federal securities laws. The Audit Committee meets regularly with our internal auditors and independent registered public accounting firm, as well as management to review, among other matters, accounting, auditing, internal controls and financial reporting issues and practices. Both the internal auditors and independent registered public accounting firm have full, unlimited access to the Audit Committee.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate systems of internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm as stated in their report which is included on the next page within this Annual Report on Form 10-K.

/s/ DAVID G. NORD	/s/ WILLIAM R. SPERRY
David G. Nord	William R. Sperry
Chairman of the Board, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

HUBBELL INCORPORATED - Form 10-K	30

Back to contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hubbell Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hubbell Incorporated and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 19, 2015

HUBBELL INCORPORATED - Form 10-K	31

Back to contents

Consolidated Statement of Income

	Year Ended December 31,
(in millions, except per share amounts)	2014	2013	2012
Net sales	$3,359.4	$3,183.9	$3,044.4
Cost of goods sold	2,250.4	2,113.4	2,032.2
Gross profit	1,109.0	1,070.5	1,012.2
Selling & administrative expenses	591.6	562.9	540.4
Operating income	517.4	507.6	471.8
Interest expense	(31.2)	(30.8)	(30.8)
Investment income	1.1	1.3	1.8
Other expense, net	(1.8)	(4.3)	(1.0)
Total other expense	(31.9)	(33.8)	(30.0)
Income before income taxes	485.5	473.8	441.8
Provision for income taxes	158.3	144.0	139.7
Net income	327.2	329.8	302.1
Less: Net income attributable to noncontrolling interest	1.9	3.3	2.4
NET INCOME ATTRIBUTABLE TO HUBBELL	$325.3	$326.5	$299.7
Earnings per share
Basic	$5.51	$5.51	$5.05
Diluted	$5.48	$5.47	$5.00
See notes to consolidated financial statements.

HUBBELL INCORPORATED - Form 10-K	32

Back to contents

Consolidated Statement of Comprehensive Income

	Year Ended December 31,
(in millions)	2014	2013	2012
Net income	$327.2	$329.8	$302.1
Other comprehensive (loss) income:
Foreign currency translation adjustments	(35.7)	(15.0)	8.3
Pension and post retirement benefit plans’ service costs and net actuarial (losses) gains, net of taxes of $33.9, $(38.7) and $(14.2)	(57.7)	63.1	23.6
Unrealized loss on investments, net of taxes of $0.0, $0.2 and $0.1	(0.1)	(0.3)	(0.3)
Unrealized gains (losses) on cash flow hedges, net of taxes of $(0.1), $(0.1) and $0.2	0.2	0.3	(0.3)
Other comprehensive (loss) income	(93.3)	48.1	31.3
Comprehensive income	233.9	377.9	333.4
Less: Comprehensive income attributable to noncontrolling interest	1.9	3.3	2.4
COMPREHENSIVE INCOME ATTRIBUTABLE TO HUBBELL	$232.0	$374.6	$331.0
See notes to consolidated financial statements.

HUBBELL INCORPORATED - Form 10-K	33

Back to contents

Consolidated Balance Sheet

	At December 31,
(In millions, except share amounts)	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$653.9	$740.7
Short-term investments	7.8	10.1
Accounts receivable, net	469.8	440.9
Inventories, net	441.8	385.7
Deferred taxes and other	56.1	55.0
Total Current Assets	1,629.4	1,632.4
Property, Plant, and Equipment, net	401.2	377.1
Other Assets
Investments	44.1	35.8
Goodwill	874.7	800.4
Intangible assets, net	322.8	286.6
Other long-term assets	50.6	54.9
TOTAL ASSETS	$3,322.8	$3,187.2
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$1.4	$0.3
Accounts payable	244.0	225.9
Accrued salaries, wages and employee benefits	76.0	74.7
Accrued insurance	47.8	41.8
Other accrued liabilities	130.0	124.3
Total Current Liabilities	499.2	467.0
Long-term Debt	597.6	597.2
Other Non-Current Liabilities	290.3	208.2
TOTAL LIABILITIES	1,387.1	1,272.4
Commitments and Contingencies (see Note 15)
Hubbell Shareholders’ Equity
Common stock, par value $.01
Class A - Authorized 50,000,000 shares, outstanding 7,167,506 and 7,167,506 shares	0.1	0.1
Class B - Authorized 150,000,000 shares, outstanding 51,328,974 and 52,005,492 shares	0.5	0.5
Additional paid-in capital	146.7	236.6
Retained earnings	1,944.1	1,740.2
Accumulated other comprehensive loss	(164.3)	(71.0)
Total Hubbell Shareholders’ Equity	1,927.1	1,906.4
Noncontrolling interest	8.6	8.4
Total Equity	1,935.7	1,914.8
TOTAL LIABILITIES AND EQUITY	$3,322.8	$3,187.2
See notes to consolidated financial statements.

HUBBELL INCORPORATED - Form 10-K	34

Back to contents

Consolidated Statement of Cash Flows

	Year Ended December 31,
(In millions)	2014	2013	2012
Cash Flows from Operating Activities
Net income	$327.2	$329.8	$302.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79.2	70.6	66.8
Deferred income taxes	30.3	13.3	27.5
Stock-based compensation	16.4	14.3	15.8
Tax benefit on stock-based awards	(9.2)	(8.4)	(15.6)
(Gain) loss on sale of assets	(1.3)	0.2	0.4
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(17.8)	(30.9)	(1.8)
Increase in inventories	(46.9)	(25.9)	(11.8)
Increase (decrease) in current liabilities	20.0	1.7	(31.7)
Changes in other assets and liabilities, net	15.4	15.8	20.7
Contributions to qualified defined benefit pension plans	(23.5)	(3.2)	(22.6)
Other, net	1.7	4.5	(0.7)
NET CASH PROVIDED BY OPERATING ACTIVITIES	391.5	381.8	349.1
Cash Flows from Investing Activities
Capital expenditures	(60.3)	(58.8)	(49.1)
Acquisitions, net of cash acquired	(183.8)	(96.5)	(90.7)
Receipt of escrow funds from acquisition	—	—	6.8
Purchases of available-for-sale investments	(17.6)	(11.1)	(9.5)
Proceeds from sales of available-for-sale investments	12.1	10.5	19.4
Proceeds from disposition of assets	6.0	3.4	4.8
Other, net	1.0	1.4	2.2
NET CASH USED IN INVESTING ACTIVITIES	(242.6)	(151.1)	(116.1)
Cash Flows from Financing Activities
Issuance of short-term debt	2.0	0.4	0.2
Payment of short-term debt	(0.8)	(0.1)	(3.1)
Payment of dividends	(121.2)	(109.5)	(122.3)
Payment of dividends to noncontrolling interest	(1.7)	(1.5)	(1.3)
Proceeds from exercise of stock options	2.4	2.4	24.8
Tax benefit on stock-based awards	9.2	8.4	15.6
Acquisition of common shares	(105.5)	(31.0)	(75.6)
NET CASH USED IN FINANCING ACTIVITIES	(215.6)	(130.9)	(161.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(20.1)	(4.1)	4.1
Increase in cash and cash equivalents	(86.8)	95.7	75.4
Cash and cash equivalents, beginning of year	740.7	645.0	569.6
Cash and cash equivalents, end of year	$653.9	$740.7	$645.0
See notes to consolidated financial statements.

HUBBELL INCORPORATED - Form 10-K	35

Back to contents

Consolidated Statement of Changes in Equity

	For the Three Years Ended December 31, 2014, 2013 and 2012
(In millions, except per share amounts)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT December 31, 2011	$0.1	$0.5	$294.2	$1,323.4	$(150.4)	$1,467.8	$5.7
Net income				299.7		299.7	2.4
Other comprehensive (loss) income					31.3	31.3
Stock-based compensation			15.4			15.4
Exercise of stock options			24.8			24.8
Income tax windfall from stock-based awards, net			15.1			15.1
Acquisition/surrender of common shares			(93.1)			(93.1)
Cash dividends declared ($1.68 per Class A & B shares)				(99.8)		(99.8)
Dividends to noncontrolling interest							(1.4)
BALANCE AT December 31, 2012	0.1	0.5	256.4	1,523.3	(119.1)	1,661.2	6.7
Net income				326.5		326.5	3.3
Other comprehensive (loss) income					48.1	48.1
Stock-based compensation			13.5			13.5
Exercise of stock options			2.4			2.4
Income tax windfall from stock-based awards, net			8.4			8.4
Acquisition/surrender of common shares			(44.1)			(44.1)
Cash dividends declared ($1.85 per Class A & B shares)				(109.6)		(109.6)
Dividends to noncontrolling interest							(1.6)
BALANCE AT December 31, 2013	0.1	0.5	236.6	1,740.2	(71.0)	1,906.4	8.4
Net income				325.3		325.3	1.9
Other comprehensive (loss) income					(93.3)	(93.3)
Stock-based compensation			15.8			15.8
Exercise of stock options			2.4			2.4
Income tax windfall from stock-based awards, net			9.2			9.2
Acquisition/surrender of common shares			(117.3)			(117.3)
Cash dividends declared ($2.06 per Class A & B shares)				(121.4)		(121.4)
Dividends to noncontrolling interest							(1.7)
BALANCE AT December 31, 2014	$0.1	$0.5	$146.7	$1,944.1	$(164.3)	$1,927.1	$8.6
See notes to consolidated financial statements.

HUBBELL INCORPORATED - Form 10-K	36

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

Further, certain of our businesses provide for sales discounts and allowances based on sales volumes, specific programs and customer deductions, as is customary in the electrical products industry. These items primarily relate to sales volume incentives, special pricing allowances, and returned goods. Sales volume incentives represent rebates with specific sales volume targets for specific customers. Certain distributors qualify for price rebates by subsequently reselling the Company’s products into select channels of end users. Following a distributor’s sale of an eligible product, the distributor submits a claim for a price rebate. Customers also have a right to return goods under certain circumstances which are reasonably estimable by affected businesses. Customer returns have historically ranged from 1%-3% of gross sales. These arrangements require us to estimate at the time of sale the amounts that should not be recorded as revenue as these amounts are not expected to be collected from customers. The Company principally relies on historical experience, specific customer agreements and anticipated future trends to estimate these amounts at the time of shipment.

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

HUBBELL INCORPORATED - Form 10-K	37

Back to contents

Hubbell shareholders’ equity. Gains and losses from foreign currency transactions are included in results of operations.

Cash and Cash Equivalents

The carrying value of cash equivalents approximates fair value. Cash equivalents consist of highly liquid investments with original maturities to the company of three months or less.

Investments

Investments in debt and equity securities are classified by individual security as available-for-sale, held-to-maturity or trading investments. Our available-for-sale investments, consisting of municipal bonds, are carried on the balance sheet at fair value with current period adjustments to carrying value recorded in Accumulated other comprehensive loss within Hubbell shareholders’ equity, net of tax. Realized gains and losses are recorded in income in the period of sale. The Company’s trading investments are carried on the balance sheet at fair value and consist primarily of debt and equity mutual funds. Gains and losses associated with these trading investments are reflected in the results of operations. The Company did not have any investments classified as held-to-maturity as of December 31, 2014 and 2013.

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

Inventories

Inventories are stated at the lower of cost or market value. Approximately 74% of total net inventory value is determined utilizing the last-in, first-out (LIFO) method of inventory accounting. The cost of foreign inventories and certain domestic inventories is determined utilizing average cost or first-in, first-out (FIFO) methods of inventory accounting. Reserves for excess and obsolete inventory are provided based on current assessments about future demand compared to on-hand quantities.

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

Capitalized Computer Software Costs

Capitalized computer software costs, net of amortization, were $12.7 million and $10.9 million at December 31, 2014 and 2013, respectively. This balance is reflected in Other long-term assets in the Consolidated Balance Sheet. Capitalized computer software is for internal use and costs primarily consist of purchased materials and services. Software is amortized on a straight-line basis over appropriate periods, generally five years. The Company recorded amortization expense of $4.3 million in both 2014 and 2013, and $3.5 million in 2012 relating to capitalized computer software.

Goodwill and Other Intangible Assets

Goodwill represents purchase price in excess of fair values of the underlying net assets of acquired companies. Indefinite-lived intangible assets and goodwill are subject to annual impairment testing using the specific guidance and criteria described in the accounting guidance. The Company performs its goodwill impairment testing as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. The accounting guidance provides entities an option of performing a qualitative assessment before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the goodwill is not impaired, the entity would not need to proceed to the two step goodwill impairment testing process as prescribed in the guidance. The Company elected to bypass the qualitative assessment and proceeded directly to the quantitative analysis. Step 1 compares the fair value of the Company’s reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. If the carrying value of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment.

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

HUBBELL INCORPORATED - Form 10-K	38

Back to contents

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

The Company’s intangible assets consist primarily of patents, tradenames and customer relationships. Intangible assets with definite lives are being amortized over periods generally ranging from 5-30 years. These definite lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The Company did not record any impairments related to its definite lived intangible assets in 2014, 2013 or 2012. The Company also has some tradenames that are considered to be indefinite-lived intangible assets. These indefinite-lived are not amortized and are tested for impairment annually, unless circumstances dictate the need for more frequent assessment.

The accounting guidance related to testing indefinite-lived intangible assets for impairment provides entities an option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the asset is not impaired, the entity would not need to calculate the fair value of the asset. The Company performed the qualitative assessment, which resulted in no impairment in 2014, 2013 or 2012 .

Other Long-Lived Assets

The Company reviews depreciable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, an impairment charge is recorded. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of impaired assets is determined using expected cash flow estimates, quoted market prices when available and appraisals as appropriate. The Company did not record any material impairment charges in 2014, 2013 or 2012.

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

In addition, the accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. For any amount of benefit to be recognized, it must be determined that it is more-likely-than-not that a tax position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of benefit to be recognized is based on the Company’s assertion of the most likely outcome resulting from an examination, including resolution of any related appeals or litigation processes. Companies are required to reflect only those tax positions that are more-likely-than-not to be sustained. See also Note 12 — Income Taxes.

Research and Development

Research and development expenditures represent costs to discover and/or apply new knowledge in developing a new product, process, or in bringing about a significant improvement to an existing product or process. Research and development expenses are recorded as a component of Cost of goods sold. Expenses for research and development were approximately 2% of Cost of goods sold for each of the years 2014, 2013 or 2012.

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

HUBBELL INCORPORATED - Form 10-K	39

Back to contents

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

Stock-Based Compensation

The Company recognizes the grant-date fair value of all stock-based awards on a straight-line basis over their respective requisite service periods (generally equal to an award’s vesting period), except for certain restricted stock awards granted in 2013 with a performance condition, which are expensed using the graded vesting attribution method. A stock-based award is considered vested for expense attribution purposes when the retention of the award is no longer contingent on providing subsequent service. Accordingly, the Company recognizes compensation cost immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period. The expense is recorded in Cost of goods sold and S&A expense in the Consolidated Statement of Income based on the recipients’ respective functions within the organization.

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

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board ("FASB") issued new guidance to eliminate the concept of extraordinary items as part of its initiative to reduce complexity in accounting standards. The guidance is effective for annual and interim periods beginning after December 2015 and may be applied prospectively or retrospectively. The Company does not expect adoption of this standard will have a material impact on its financial statements.

In November 2014, the FASB issued new guidance to clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect adoption of this standard will have a material impact on its financial statements.

In August 2014, the FASB issued new guidance requiring an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and if those conditions exist, the required disclosures. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The Company does not expect adoption of this standard will have a material impact on its financial statements.

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

HUBBELL INCORPORATED - Form 10-K	40

Back to contents

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

NOTE 2    Business Acquisitions

The Company periodically reviews acquisition targets that it believes will be a complementary strategic fit to its existing product portfolio. During 2014, the Company completed seven acquisitions with an aggregate purchase price of $183.8 million, net of cash acquired.

During the fourth quarter of 2014, the Company purchased all of the outstanding common stock of RFL Electronics ("RFL"). RFL is a leading North American designer and manufacturer of protection and communication products as well as customized systems primarily for the electric utility industry. RFL was purchased for $20.0 million, net of cash received, and has been added to the Power segment, resulting in the recognition of intangible assets of $5.3 million and goodwill of $7.3 million. The $5.3 million of intangible assets consists primarily of tradenames and customer relationships that will be amortized over a weighted average period of approximately 15 years. None of the $7.3 million of goodwill associated with the RFL acquisition is expected to be deductible for tax purposes.

During the third quarter of 2014, the Company purchased all of the membership interests of RigPower, LLC (“RigPower”), a manufacturer of high amperage electrical connectors used primarily in the oil and gas industry. RigPower was purchased for $15.2 million, net of cash received, and has been added to the Electrical segment, resulting in the recognition of intangible assets of $3.5 million and goodwill of $9.0 million. The $3.5 million of intangible assets consists primarily of customer relationships and noncompete agreements that will be amortized over a weighted average period of approximately 10 years. All of the goodwill associated with the RigPower acquisition is expected to be deductible for tax purposes.

During the second quarter of 2014, the Company purchased all of the outstanding common stock of Reuel, Inc. (“Reuel”), an industry leader in the manufacture of durable and weather resistant epoxy molded electrical products. Reuel was purchased for $11.5 million, net of cash received, and has been added to the Power segment, resulting in the recognition of intangible assets of $5.7 million and goodwill of $3.4 million. The $5.7 million of intangible assets consists primarily of customer relationships and tradenames that will be amortized over a weighted average period of approximately 12 years. None of the goodwill associated with the Reuel acquisition is expected to be deductible for tax purposes.

During the second quarter of 2014, the Company purchased all of the outstanding common stock of Litecontrol Corporation (“Litecontrol”), a manufacturer of linear architectural lighting products with significant custom capabilities. Litecontrol was purchased for $45.3 million, net of cash received, and has been added to the Electrical segment, resulting in the recognition of intangible assets of $16.7 million and goodwill of $12.0 million.

The $16.7 million of intangible assets consists primarily of customer relationships and tradenames that will be amortized over a weighted average period of approximately 12 years. All of the goodwill associated with the Litecontrol acquisition is expected to be deductible for tax purposes.

During the first quarter of 2014, the Company purchased all of the outstanding common stock of Powerohm Resistors, Inc. (“Powerohm”), which manufactures and sells power and braking resistors. Powerohm was purchased for $51.1 million, net of cash received, and has been added to the Electrical segment, resulting in the recognition of intangible assets of $22.3 million and goodwill of $32.5 million. The $22.3 million of intangible assets consists primarily of customer relationships and tradenames that will be amortized over a weighted average period of approximately 19 years. None of the goodwill associated with the Powerohm acquisition is expected to be deductible for tax purposes.

During the first quarter of 2014, the Company purchased all of the outstanding common stock of PenCell Plastics, Inc. and all of the membership interests of English Road Holdings, LLC, collectively referred to as “PenCell”, for $32.4 million, resulting in the recognition of intangible assets of $5.2 million and goodwill of $13.8 million. PenCell manufactures and sells plastic enclosure boxes and has been added to the Power segment. The $5.2 million of intangible assets consists primarily of customer relationships and tradenames that will be amortized over a weighted average period of approximately 22 years. All of the goodwill associated with the PenCell acquisition is expected to be deductible for tax purposes.

During the first quarter of 2014, the Company purchased all of the outstanding common stock of Fiber and Cable Accessories, Inc. (“FCA”), a manufacturer of aerial slack storage devices for outside plant optical networks. FCA was purchased for $8.3 million and has been added to the Power segment, resulting in the recognition of intangible assets of $4.3 million and goodwill of $2.9 million. The $4.3 million of intangible assets consists primarily of customer relationships and tradenames that will be amortized over a weighted average period of approximately 19 years. All of the goodwill associated with the FCA acquisition is expected to be deductible for tax purposes.

All of these business acquisitions have been accounted for as business combinations and have resulted in the recognition of goodwill. The goodwill relates to a number of factors built into the purchase price, including the future earnings and cash flow potential of the businesses as well as the complementary strategic fit and resulting synergies they bring to the Company’s existing operations.

HUBBELL INCORPORATED - Form 10-K	41

Back to contents

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition related to these transactions (in millions):

Tangible assets acquired	$71.3
Intangible assets	63.0
Goodwill	80.9
Deferred tax liabilities	(11.4)
Liabilities assumed	(20.0)
TOTAL CASH CONSIDERATION	$183.8

The Consolidated Financial Statements include the results of operations of the acquired businesses from their respective dates of acquisition. Net sales and earnings related to these acquisitions for the year ended December 31, 2014 were not significant to the consolidated results. Pro forma information related to these acquisitions has not been included because the impact to the Company’s consolidated results of operations was not material.

NOTE 3    Receivables and Allowances

Receivables consist of the following components at December 31, (in millions):

	2014	2013
Trade accounts receivable	$494.0	$461.1
Non-trade receivables	15.9	13.5
Accounts receivable, gross	509.9	474.6
Allowance for credit memos, returns and cash discounts	(36.7)	(31.6)
Allowance for doubtful accounts	(3.4)	(2.1)
Total allowances	(40.1)	(33.7)
ACCOUNTS RECEIVABLE, NET	$469.8	$440.9

NOTE 4    Inventories

Inventories are classified as follows at December 31, (in millions):

	2014	2013
Raw material	$153.8	$122.3
Work-in-process	94.8	87.2
Finished goods	277.6	259.4
	526.2	468.9
Excess of FIFO over LIFO cost basis	(84.4)	(83.2)
INVENTORIES, NET	$441.8	$385.7

HUBBELL INCORPORATED - Form 10-K	42

Back to contents

NOTE 5    Goodwill and Other Intangible Assets

Changes in the carrying amounts of goodwill for the years ended December 31, 2014 and 2013, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
BALANCE AT DECEMBER 31, 2012	$474.6	$280.9	$755.5
Current year acquisitions	49.6	—	49.6
Foreign currency translation and prior year acquisitions	(3.3)	(1.4)	(4.7)
BALANCE AT DECEMBER 31, 2013	$520.9	$279.5	$800.4
Current year acquisitions	53.5	27.4	80.9
Foreign currency translation and prior year acquisitions	(5.5)	(1.1)	(6.6)
BALANCE AT DECEMBER 31, 2014	$568.9	$305.8	$874.7

In 2014, the Company completed seven acquisitions for an aggregate purchase price of $183.8 million, net of cash received. These acquisitions have been accounted for as business combinations and have resulted in the recognition of $80.9 million of goodwill. See also Note 2 - Business Acquisitions.

The Company has not recorded any goodwill impairments since the initial adoption of the accounting guidance in 2002.

Identifiable intangible assets are recorded in Intangible assets, net in the Consolidated Balance Sheet. Identifiable intangible assets are comprised of the following (in millions):

	December 31, 2014		December 31, 2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$125.1	$(32.5)	$111.2	$(27.7)
Customer/agent relationships and other	263.0	(87.8)	222.2	(75.0)
TOTAL DEFINITE-LIVED INTANGIBLES	388.1	(120.3)	333.4	(102.7)
Indefinite-lived:
Tradenames and other	55.0	—	55.9	—
TOTAL INTANGIBLE ASSETS	$443.1	$(120.3)	$389.3	$(102.7)

Amortization expense associated with these definite-lived intangible assets was $23.8 million, $19.9 million and $18.1 million in 2014, 2013 and 2012, respectively. Amortization expense associated with these intangible assets is expected to be $22.2 million in 2015, $21.4 million in 2016, $20.1 million in 2017, $18.4 million in 2018 and $17 million in 2019.

NOTE 6    Investments

At December 31, 2014 and December 31, 2013, the Company had both available-for-sale and trading investments. The available-for-sale investments consisted entirely of municipal bonds while the trading investments were comprised primarily of debt and equity mutual funds. These investments are stated at fair market value based on current quotes.

The following table sets forth selected data with respect to the Company’s investments at December 31, (in millions):

	2014					2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale investments	$42.5	$0.6	$(0.1)	$43.0	$43.0	$38.0	$0.6	$—	$38.6	$38.6
Trading investments	6.6	2.3	—	8.9	8.9	5.4	1.9	—	7.3	7.3
TOTAL INVESTMENTS	$49.1	$2.9	$(0.1)	$51.9	$51.9	$43.4	$2.5	$—	$45.9	$45.9

HUBBELL INCORPORATED - Form 10-K	43

Back to contents

Contractual maturities of available-for-sale investments at December 31, 2014 were as follows (in millions):

	Amortized Cost	Fair Value
Available-for-sale investments
Due within 1 year	$7.7	$7.8
After 1 year but within 5 years	26.9	27.4
After 5 years but within 10 years	7.9	7.8
Due after 10 years	—	—
TOTAL	$42.5	$43.0

At December 31, 2014 and 2013, the total net of tax unrealized gains recorded relating to available-for-sale securities were $0.3 million and $0.4 million, respectively. These net unrealized gains have been included in Accumulated other comprehensive loss, net of tax. Net unrealized gains relating to trading investments have been reflected in the results of operations. The cost basis used in computing the gain or loss on these securities was through specific identification. Gains and losses for both available-for-sale and trading securities were not material in 2014, 2013 and 2012.

NOTE 7    Property, Plant, and Equipment

Property, plant, and equipment, carried at cost, is summarized as follows at December 31, (in millions):

	2014	2013
Land	$43.1	$44.4
Buildings and improvements	252.8	243.6
Machinery, tools, and equipment	740.7	692.8
Construction-in-progress	20.8	24.1
Gross property, plant, and equipment	1,057.4	1,004.9
Less accumulated depreciation	(656.2)	(627.8)
NET PROPERTY, PLANT, AND EQUIPMENT	$401.2	$377.1

Depreciable lives on buildings range between 20-40 years. Depreciable lives on machinery, tools, and equipment range between 3-20 years. The Company recorded depreciation expense of $49.9 million, $45.3 million and $44.1 million for 2014, 2013 and 2012, respectively.

NOTE 8    Other Accrued Liabilities

Other accrued liabilities consists of the following at December 31, (in millions):

	2014	2013
Customer program incentives	$40.5	$39.1
Accrued income taxes	5.8	11.8
Deferred revenue	18.2	15.8
Other	65.5	57.6
TOTAL	$130.0	$124.3

NOTE 9    Other Non-Current Liabilities

Other non-current liabilities consists of the following at December 31, (in millions):

	2014	2013
Pensions	$137.1	$78.9
Other postretirement benefits	24.3	25.6
Deferred tax liabilities	74.5	66.7
Other	54.4	37.0
TOTAL	$290.3	$208.2

HUBBELL INCORPORATED - Form 10-K	44

Back to contents

NOTE 10    Retirement Benefits

The Company has funded and unfunded non-contributory U.S. and foreign defined benefit pension plans. Benefits under these plans are generally provided based on either years of service and final average pay or a specified dollar amount per year of service. The U.S. defined benefit pension plan has been closed to new participants since 2004, while the Canadian and UK defined benefit pension plans have been closed to new entrants since 2006 and 2007, respectively. These U.S., Canadian and UK employees are eligible instead for defined contribution plans.

The Company also has a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits have been discontinued for substantially all future retirees. The Company anticipates future cost-sharing changes for its discontinued plans that are consistent with past practices.

The Company uses a December 31 measurement date for all of its plans. There were no amendments made in 2014 or 2013 to the defined benefit pension plans which had a significant impact on the total pension benefit obligation. The Company's U.S. defined benefit pension plans were approximately 88% of the $976.3 million total pension benefit obligations at December 31, 2014.

The following table sets forth the reconciliation of beginning and ending balances of the benefit obligations and the plan assets for the Company’s defined benefit pension and other benefit plans at December 31, (in millions):

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$828.2	$879.5	$28.1	$30.4
Service cost	15.1	16.7	0.1	—
Interest cost	40.9	36.5	1.1	1.1
Plan participants’ contributions	0.7	0.7	—	—
Amendments	—	0.4	—	—
Actuarial loss (gain)	135.1	(69.2)	1.6	(1.4)
Currency impact	(6.0)	0.3	—	—
Other	(0.6)	(0.5)	(2.2)	(0.1)
Benefits paid	(37.1)	(36.2)	(2.0)	(1.9)
Benefit obligation at end of year	$976.3	$828.2	$26.7	$28.1
Change in plan assets
Fair value of plan assets at beginning of year	$764.0	$726.3	$—	$—
Actual return on plan assets	87.1	64.8	—	—
Employer contributions	27.6	8.0	—	—
Plan participants’ contributions	0.7	0.7	—	—
Currency impact	(6.6)	0.4	—	—
Benefits paid	(37.1)	(36.2)	—	—
Fair value of plan assets at end of year	$835.7	$764.0	$—	$—
FUNDED STATUS	$(140.6)	$(64.2)	$(26.7)	$(28.1)
Amounts recognized in the consolidated balance sheet consist of:
Prepaid pensions (included in Other long-term assets)	$1.0	$18.7	$—	$—
Accrued benefit liability (short-term and long-term)	(141.6)	(82.9)	(26.7)	(28.1)
NET AMOUNT RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET	$(140.6)	$(64.2)	$(26.7)	$(28.1)
Amounts recognized in Accumulated other comprehensive loss (income) consist of:
Net actuarial loss	$196.4	$107.2	$0.7	$(0.9)
Prior service cost (credit)	0.8	1.0	(5.2)	(6.2)
NET AMOUNT RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS	$197.2	$108.2	$(4.5)	$(7.1)

HUBBELL INCORPORATED - Form 10-K	45

Back to contents

The accumulated benefit obligation for all defined benefit pension plans was $907.1 million and $771.9 million at December 31, 2014 and 2013, respectively. Information with respect to plans with accumulated benefit obligations in excess of plan assets is as follows, (in millions):

	2014	2013
Projected benefit obligation	$266.5	$77.2
Accumulated benefit obligation	$261.1	$74.5
Fair value of plan assets	$168.9	$—

The following table sets forth the components of pension and other benefit costs for the years ended December 31, (in millions):

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost:
Service cost	$15.1	$16.7	$16.0	$0.1	$—	$—
Interest cost	40.9	36.5	36.5	1.1	1.1	1.3
Expected return on plan assets	(45.2)	(46.7)	(39.9)	—	—	—
Amortization of prior service cost (credit)	0.2	0.2	0.2	(1.0)	(1.0)	(1.0)
Amortization of actuarial losses (gains)	3.9	13.8	17.4	(0.1)	(0.1)	—
Other	—	—	—	(2.2)	—	—
Curtailment and settlement losses (gains)	—	—	—	—	—	—
Net periodic benefit cost (credit)	$14.9	$20.5	$30.2	$(2.1)	$—	$0.3
Changes recognized in other comprehensive loss (income), before tax:
Current year net actuarial loss (gain)	$93.1	$(87.8)	$(19.1)	$1.5	$(1.4)	$(2.5)
Current year prior service credit	—	0.4	—	—	—	—
Amortization of prior service (cost) credit	(0.2)	(0.2)	(0.2)	1.0	1.0	1.0
Amortization of net actuarial (losses) gains	(3.9)	(13.8)	(17.4)	0.1	0.1	—
Currency impact	—	(0.1)	(0.2)	—	—	—
Other adjustments	—	—	0.3	—	—	0.3
Total recognized in other comprehensive loss (income)	89.0	(101.5)	(36.6)	2.6	(0.3)	(1.2)
TOTAL RECOGNIZED IN NET PERIODIC PENSION COST AND OTHER COMPREHENSIVE LOSS (INCOME)	$103.9	$(81.0)	$(6.4)	$0.5	$(0.3)	$(0.9)
Amortization expected to be recognized through income during 2015
Amortization of prior service cost (credit)	$0.2			$(1.0)
Amortization of net loss (gain)	11.9			(0.1)
TOTAL EXPECTED TO BE RECOGNIZED THROUGH INCOME DURING NEXT FISCAL YEAR	$12.1			$(1.1)

The Company also maintains six defined contribution pension plans. The total cost of these plans was $12.9 million in 2014, $11.2 million in 2013 and $10.5 million in 2012, excluding the employer match for the 401(k) plan. This cost is not included in the above net periodic benefit cost for the defined benefit pension plans.

As of December 31, 2014 and 2013, the Company participated in three multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union represented employees. As of December 31, 2014 and 2013 one of the three multiemployer defined benefit pension plans in which the Company participates is considered to be less than 65 percent funded. The Company’s total contributions to these plans were $0.8 million in 2014, $0.9 million in 2013 and $0.7 million in 2012. These contributions represent more than five percent of the total contributions made to each of these plans during the past three years. After assessing future required contributions and/or the potential liabilities associated with withdrawing from these plans, the Company has concluded that none of these plans are significant.

HUBBELL INCORPORATED - Form 10-K	46

Back to contents

Assumptions

The following assumptions were used to determine the projected benefit obligations at the measurement date and the net periodic benefit cost for the year:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	4.23%	5.04%	4.22%	4.10%	4.60%	4.20%
Rate of compensation increase	3.15%	3.18%	3.11%	3.00%	3.00%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	5.04%	4.22%	4.42%	4.60%	4.20%	4.40%
Expected return on plan assets	6.06%	6.70%	6.50%	N/A	N/A	N/A
Rate of compensation increase	3.18%	3.11%	3.53%	4.50%	3.00%	3.50%

At the end of each year, the Company determines the appropriate expected return on assets for each plan based upon its strategic asset allocation (see discussion below). In making this determination, the Company utilizes expected returns for each asset class based upon current market conditions and expected risk premiums for each asset class.

The Company also determines the discount rate to be used to calculate the present value of pension plan liabilities at the end of each year. The discount rate for the Company’s U.S. and Canadian pension plans is determined by matching the expected cash flows associated with its benefit obligations to a yield curve based on high quality, fixed income debt instruments with maturities that closely match the expected funding period of its pension liabilities. This yield curve is derived using a bond matching approach which incorporates a selection of bonds that align with the Company’s projected benefit obligations. As of December 31, 2014, the Company used a discount rate of 4.3% for its U.S. pension plans compared to a discount rate of 5.1% used in 2013. For its Canadian pension plan, the Company used a discount rate of 3.95% as of December 31, 2014 compared to the 4.75% discount rate used in 2013.

For its UK pension plan the discount rate was derived using a yield curve fitted to the yields on AA bonds in the Barclays Capital

Sterling Aggregate Corporate Index and uses sample plan cash flow data as a proxy to plan specific liability cash flows. The derived discount rate is the single discount rate equivalent to discounting these liability cash flows at the term-dependent spot rate of AA corporate bonds. This methodology resulted in a December 31, 2014 discount rate for the UK pension plan of 3.7% as compared to a discount rate of 4.6% used in 2013.

In 2014 we changed the mortality table used to calculate the present value of our pension plan liabilities from RP-2000 to the RP-2000 with generational projection using Scale BB-2D. This mortality table was chosen after considering alternative tables including the RP-2014 projected with Scale MP-2014. We chose the RP-2000 with Scale BB-2D because it resulted in the closest match to the plans’ actual experience over the period 2009-2013. This change resulted in an approximately $40 million increase in the projected benefit obligation of our U.S. defined benefit pension plans upon remeasurement at December 31, 2014.

The rate of compensation increase assumption reflects the Company’s actual experience and best estimate of future increases.

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	Other Benefits
	2014	2013	2012
Assumed health care cost trend rates at December 31,
Health care cost trend assumed for next year	6.5%	6.6%	6.9%
Rate to which the cost trend is assumed to decline	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2028	2028	2028

HUBBELL INCORPORATED - Form 10-K	47

Back to contents

Assumed health care cost trend rates have an effect on the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	$1.5	$(1.5)

Plan Assets

The Company’s combined targeted 2015 weighted average asset allocation for domestic and foreign pension plans and the actual weighted average asset allocation for domestic and foreign pension plans at December 31, 2014 and 2013 by asset category are as follows:

	Percentage of Plan Assets
	Target	Actual
Asset Category	2015	2014	2013
Equity securities	37%	30%	40%
Debt securities & Cash	37%	48%	43%
Alternative Investments	26%	22%	17%
TOTAL	100%	100%	100%

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
Equity securities include Company common stock in the amounts of $37.6 million (5.2% of total domestic plan assets) and $35.0 million (5.3% of total domestic plan assets) at December 31, 2014 and 2013, respectively.

HUBBELL INCORPORATED - Form 10-K	48

Back to contents

The fair value of the Company’s pension plan assets at December 31, 2014 and 2013, by asset category are as follows (in millions):

		Quoted Prices in Active Markets for Identical Assets	Quoted Prices in Active Market for Similar Asset	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$26.2	$26.2	$—	$—
Equity securities:
US Large-cap (a)	35.1	35.1	—	—
US Mid-cap and Small-cap Growth (b)	41.5	41.5	—	—
International Large-cap	23.4	23.4	—	—
Emerging Markets (c)	11.3	11.3	—	—
Fixed Income Securities:
US Treasuries	57.7	—	57.7	—
Corporate Bonds (d)	214.1	—	214.1	—
Asset Backed Securities and Other	87.9	0.4	87.5	—
Derivatives:
Assets (e)	150.1	149.1	1.0	—
(Liabilities) (e)	(15.9)	(15.9)	—	—
Alternative Investment Funds (f)	188.2	110.1	—	78.1
Common Pooled Fund (g)	16.1	—	16.1	—
BALANCE AT DECEMBER 31, 2014	$835.7	$381.2	$376.4	$78.1

		Quoted Prices in Active Markets for Identical	Quoted Prices in Active Market for Similar Asset	Significant Unobservable Inputs
Asset Category	Total	Assets (Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$23.9	$23.9	$—	$—
Equity securities:
US Large-cap (a)	75.7	75.7	—	—
US Mid-cap and Small-cap Growth (b)	42.0	42.0	—	—
International Large-cap	80.7	80.7	—	—
Emerging Markets (c)	28.3	28.3	—	—
Fixed Income Securities:
US Treasuries	59.6	—	59.6	—
Corporate Bonds (d)	120.7	—	120.7	—
Asset Backed Securities and Other	91.8	1.1	90.7	—
Derivatives:
Assets (e)	97.5	97.5	—	—
(Liabilities) (e)	(37.2)	(37.2)	—	—
Alternative Investment Funds (f)	165.6	33.3	—	132.3
Common Pooled Funds (g)	15.4	—	15.4	—
BALANCE AT DECEMBER 31, 2013	$764.0	$345.3	$286.4	$132.3

(a)	Includes an actively managed portfolio of large-cap US stocks.

(b)	Includes $37.6 million and $35.0 million of the Company’s common stock at December 31, 2014 and 2013, respectively, and an investment in a small cap open ended mutual fund.

(c)	Includes open ended emerging markets mutual funds.

(d)	Includes primarily investment grade bonds of U.S. issuers from diverse industries.

(e)	Includes primarily large-cap U.S. and foreign equity futures as well as short positions on U.S. Treasuries to adjust the duration of the portfolio.

(f)	Includes investments in hedge funds, including fund of funds products and open end mutual funds

(g)
Investments in Common Pooled Funds, consisting of equities and fixed income securities. The fair value of the Common Pooled Funds has been calculated using the Funds Net Asset Value per share of the underlying investments.

HUBBELL INCORPORATED - Form 10-K	49

Back to contents

The 2013 table above has been revised due to misstatements in the assignment of certain pension plan assets between Level 1 and 2 and between asset categories. As a result, Level 2 assets reported in the 2013 table above have increased by $226.3 million compared to the amounts reported in the prior year. The Company evaluated the materiality of this misstatement and concluded it was not material to the prior year financial statements.

The following table rolls forward the fair value of the Company’s alternative investment funds measured using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and December 31, 2014 (in millions):

Alternative
Investment Funds
BALANCE AT December 31, 2012	$126.2
Actual return on plan assets:
Relating to assets still held at the reporting date	9.0
Relating to assets sold during the period	0.2
Purchases, sales and settlements, net	(3.1)
Transfers in and/or out of Level 3	—
BALANCE AT December 31, 2013	$132.3
Actual return on plan assets:
Relating to assets still held at the reporting date	4.1
Relating to assets sold during the period	0.6
Purchases, sales and settlements, net	(58.9)
Transfers in and/or out of Level 3	—
BALANCE AT December 31, 2014	$78.1

The alternative investments held by the Company’s pension plans and assigned to Level 3 of the fair value hierarchy consist of fund of fund products. Funds of funds invest in a number of investment funds managed by a diversified group of third-party investment managers who employ a variety of alternative investment strategies, including relative value, security selection, distressed value, global macro, specialized credit and directional strategies. The objective of these funds is to achieve the desired capital appreciation with lower volatility than either traditional equity or fixed income securities. The alternative investments are valued using net asset values provided by the fund managers. The net asset values are determined based on the fair values of the underlying investments in the funds.

The Company’s other postretirement benefits are unfunded; therefore, no asset information is reported.

Contributions

Although not required under the Pension Protection Act of 2006, the Company made a voluntary contribution to its qualified domestic defined benefit pension plan of $20.0 million in January 2015. The Company expects to contribute approximately $3.0 million to its foreign plans in 2015.

Estimated Future Benefit Payments

The following domestic and foreign benefit payments, which reflect future service, as appropriate, are expected to be paid as follows, (in millions):

	Pension Benefits	Other Benefits
2015	$38.8	$2.3
2016	$40.6	$2.3
2017	$42.5	$2.2
2018	$44.7	$2.1
2019	$46.8	$2.1
2020-2024	$267.1	$9.1

HUBBELL INCORPORATED - Form 10-K	50

Back to contents

NOTE 11    Debt

The following table sets forth the Company’s long-term debt at December 31, (in millions):

	Maturity	2014	2013
Senior notes at 5.95%, net of unamortized discount	2018	$299.2	$299.0
Senior notes at 3.625%, net of unamortized discount	2022	298.4	298.2
TOTAL LONG-TERM DEBT		$597.6	$597.2

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

The 2018 Notes and the 2022 Notes are both fixed rate indebtedness, are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default under the indenture governing the 2018 Notes and 2022 Notes, as modified by the supplemental indentures creating such series, or upon a change in control event as defined in such indenture. The Company was in compliance with all of its covenants as of December 31, 2014.

At December 31, 2014 and 2013, the Company had $1.4 million and $0.3 million, respectively, of short-term debt outstanding. During 2013, the Company entered into an credit agreement for a 5.0 million Brazilian reais line of credit to support its Brazilian operations. This line of credit expires in October 2016; however, an undrawn balance is subject to an annual review by the lender. This line is not subject to annual commitment fees.

At December 31, 2014, 3.0 million Brazilian reais (equivalent to $1.1 million) was outstanding. There were no borrowings outstanding at December 31, 2013 under this line of credit. Short-term debt is also comprised of outstanding borrowings under existing lines of credit used to support its operations in China. At December 31, 2014 and 2013 there were 1.7 million and 2.1 million Chinese renminbi, respectively, (equivalent to $0.3 million) of borrowings outstanding under this line of credit.

Other information related to short-term debt at December 31, is summarized below:

	2014	2013
Interest rate on short-term debt:
At year end	14.54%	6.00%
Paid during the year (weighted average)	14.35%	5.20%

 As of December 31, 2014, the Company’s $500 million revolving credit facility had not been drawn against. The credit facility, which serves as a backup to our commercial paper program, was scheduled to expire in October 2016. In March 2013, the facility was amended to extend the maturity date to March 2018. The interest rate applicable to borrowing under the credit agreement is generally either the prime rate or a surcharge over LIBOR. The single financial covenant in the $500 million credit facility, which the Company is in compliance with, requires that total debt not exceed 55% of total capitalization. Annual commitment fees to support availability under the credit facility are not material.

The Company also maintains other lines of credit that are primarily used to support the issuance of letters of credit. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. At December 31, 2014 and 2013 these lines totaled $54.6 million and $60.4 million, respectively, of which $27.1 million and $22.9 million was utilized to support letters of credit and the remaining amount was unused. The annual commitment fees associated with these lines of credit are not material.

Interest and fees paid related to total indebtedness was $29.4 million, $29.7 million and $29.8 million in 2014, 2013, and 2012, respectively.

HUBBELL INCORPORATED - Form 10-K	51

Back to contents

NOTE 12    Income Taxes

The following table sets forth selected data with respect to the Company’s income tax provisions for the years ended December 31, (in millions):

	2014	2013	2012
Income before income taxes:
United States	$385.6	$360.8	$330.2
International	99.9	113.0	111.6
TOTAL INCOME BEFORE INCOME TAXES	$485.5	$473.8	$441.8
Provision for income taxes — current:
Federal	$90.1	$94.6	$66.4
State	15.4	15.1	12.8
International	22.5	21.0	33.0
Total provision-current	128.0	130.7	112.2
Provision for income taxes — deferred:
Federal	24.4	14.4	25.6
State	2.7	0.1	1.8
International	3.2	(1.2)	0.1
Total provision — deferred	30.3	13.3	27.5
TOTAL PROVISION FOR INCOME TAXES	$158.3	$144.0	$139.7

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. The components of the deferred tax assets/(liabilities) at December 31, were as follows (in millions):

	2014	2013
Deferred tax assets:
Inventory	$4.6	$4.7
Income tax credits	30.6	31.3
Accrued liabilities	23.3	19.0
Pension	43.6	23.4
Post retirement and post employment benefits	11.3	11.0
Stock-based compensation	11.4	10.1
Net operating loss carryforwards	46.3	53.1
Miscellaneous other	7.5	3.4
Gross deferred tax assets	178.6	156.0
Valuation allowance	(34.3)	(28.5)
Total deferred tax assets, net of valuation allowance	144.3	127.5
Deferred tax liabilities:
Acquisition basis difference	(145.8)	(123.3)
Property, plant, and equipment	(41.9)	(40.4)
Total deferred tax liabilities	(187.7)	(163.7)
TOTAL NET DEFERRED TAX LIABILITY	$(43.4)	$(36.2)
Deferred taxes are reflected in the Consolidated Balance Sheet as follows:
Current tax assets (included in Deferred taxes and other)	$31.2	$31.0
Non-current tax assets (included in Other long-term assets)	1.1	1.0
Current tax liabilities (included in Other accrued liabilities)	(1.2)	(1.5)
Non-current tax liabilities (included in Other Non-current liabilities)	(74.5)	(66.7)
TOTAL NET DEFERRED TAX LIABILITY	$(43.4)	$(36.2)

As of December 31, 2014, the Company had a total of $30.6 million of Federal, State (net of Federal benefit) and foreign (fully valued) tax credit carryforwards, available to offset future income taxes. As of December 31, 2014, $9.1 million of the tax credits may be carried forward indefinitely while the remaining $21.5 million will begin to expire at various times in 2015 through

HUBBELL INCORPORATED - Form 10-K	52

Back to contents

2030. As of December 31, 2014, the Company had recorded tax benefits totaling $45.8 million for Federal, State and foreign net operating loss carryforwards (“NOLs”). As of December 31, 2014, $17.7 million of NOLs may be carried forward indefinitely while the remaining $28.1 million will begin to expire at various times in 2022 through 2031. The tax benefit related to a portion of these NOLs has been adjusted to reflect an “ownership change” pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the utilization of pre-acquisition operating losses. The Company has recorded a net valuation allowance of $34.3 million for the portion of the foreign tax and state tax credit carryforwards and foreign NOLs that the Company anticipates will expire prior to utilization.

At December 31, 2014, income and withholding taxes have not been provided on approximately $750 million of undistributed international earnings that are permanently reinvested in international operations. If such earnings were not indefinitely reinvested, a tax liability of approximately $150 million would be recognized.

Cash payments of income taxes were $125.4 million, $127.2 million and $113.2 million in 2014, 2013, and 2012, respectively.

 The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The IRS and other tax authorities routinely audit the Company’s tax returns. These audits can involve complex issues which may require an extended period of time to resolve. During 2014 the IRS completed an exam of the Company’s 2010 - 2012 Federal income tax returns. The Company is currently not under Federal exam for any open tax year. With few exceptions, the Company is no longer subject to state, local, or non-U.S. income tax examinations by tax authorities for years prior to 2007.

The following tax years, by major jurisdiction, are still subject to examination by taxing authorities:

Jurisdiction	Open Years
United States	2013-2014
UK	2013-2014
Puerto Rico	2010-2014
Canada	2010-2014

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2014	2013	2012
Unrecognized tax benefits at beginning of year	$14.8	$13.5	$27.6
Additions based on tax positions relating to the current year	2.9	2.2	1.8
Reductions based on expiration of statute of limitations	(1.2)	(1.5)	(9.6)
Additions to tax positions relating to previous years	9.5	2.1	0.8
Settlements	(4.4)	(1.5)	(7.1)
TOTAL UNRECOGNIZED TAX BENEFITS	$21.6	$14.8	$13.5

Included in the balance at December 31, 2014 are $17.8 million of tax positions which, if in the future are determined to be recognizable, would affect the annual effective income tax rate. Additionally, there are $0.5 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the applicable taxing authority to an earlier period. The increase in the unrecognized tax positions related to prior years is primarily due to certain acquisitions, which the Company expects to recover any pre acquisition taxes from the sellers, and certain foreign jurisdiction tax issues. It is reasonably possible that in the next twelve months, because of changes in facts and circumstances, the unrecognized tax benefits may increase or decrease. The Company estimates a possible decrease of up to $1.9 million within the next twelve months due to the possible settlements of state exposures. The Company has classified the amount of unrecognized tax positions that are expected to settle within the next twelve months as a current liability.

The Company’s policy is to record interest and penalties associated with the underpayment of income taxes within Provision for income taxes in the Consolidated Statement of Income. The Company recognized expense (benefit), before federal tax impact, related to interest and penalties of approximately $1.7 million in 2014, $(0.2) million in 2013 and $(0.5) million 2012. The Company had $2.9 million and $1.2 million accrued for the payment of interest and penalties as of December 31, 2014 and December 31, 2013, respectively.

HUBBELL INCORPORATED - Form 10-K	53

Back to contents

The consolidated effective income tax rate varied from the United States federal statutory income tax rate for the years ended December 31, as follows:

	2014	2013	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0	2.1	1.8
Foreign income taxes	(2.1)	(3.6)	(3.4)
Other, net	(2.3)	(3.1)	(1.8)
CONSOLIDATED EFFECTIVE INCOME TAX RATE	32.6%	30.4%	31.6%

The foreign income tax benefit shown is primarily due to lower statutory rates in foreign jurisdictions compared to the Federal statutory rate.

NOTE 13    Financial Instruments

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to significant concentrations of credit risk consist of trade receivables, cash equivalents and investments. The Company grants credit terms in the normal course of business to its customers. Due to the diversity of its product lines, the Company has an extensive customer base including electrical distributors and wholesalers, electric utilities, equipment manufacturers, electrical contractors, telecommunication companies and retail and hardware outlets. No single customer accounted for more than 10% of total sales in any year during the three years ended December 31, 2014. However, the Company’s top ten customers account for approximately one-third of its net sales. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers. Bad debt write-offs have historically been minimal. The Company places its cash and cash equivalents with financial institutions and limits the amount of exposure in any one institution.

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

NOTE 14    Fair Value Measurement

Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The FASB fair value measurement guidance established a fair value hierarchy that prioritizes the inputs used to measure fair value. The three broad levels of the fair value hierarchy are as follows:

Level 1 -	Quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2 -	Quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly

Level 3 -	Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions

HUBBELL INCORPORATED - Form 10-K	54

Back to contents

The following tables show, by level within the fair value hierarchy, the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2014 and 2013 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Total
Money market funds (a)	$365.9	$—	$365.9
Available for sale investments	—	43.0	43.0
Trading securities	8.9	—	8.9
Deferred compensation plan liabilities	(8.9)	—	(8.9)
Derivatives:
Forward exchange contracts	—	0.7	0.7
BALANCE AT DECEMBER 31, 2014	$365.9	$43.7	$409.6

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Total
Money market funds (a)	$482.2	$—	$482.2
Available-for-sale investments	—	38.6	38.6
Trading securities	7.3	—	7.3
Deferred compensation plan liabilities	(7.3)	—	(7.3)
Derivatives:
Forward exchange contracts	—	0.4	0.4
BALANCE AT DECEMBER 31, 2013	$482.2	$39.0	$521.2

(a)	Money market funds are included in Cash and cash equivalents in the Consolidated Balance Sheet.

The 2013 table above has been revised due to a misstatement in the assignment of $38.6 million of available-for-sale investments that were reported in Level 1. The Company evaluated the materiality of this misstatement and concluded it was not material to the prior period financial statements.

The methods and assumptions used to estimate the Level 2 fair values were as follows:

Forward exchange contracts – The fair value of forward exchange contracts were based on quoted forward foreign exchange prices at the reporting date.

Municipal bonds – The fair value of available-for-sale investments in municipal bonds is based on observable market-based inputs, other than quoted prices in active markets for identical assets.

During 2014 and 2013, there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. At December 31, 2014 and December 31, 2013, the Company did not have any financial assets or liabilities that fell within the Level 3 hierarchy.

Investments

At December 31, 2014 and December 31, 2013, the Company had $43.0 million and $38.6 million, respectively, of municipal bonds classified as available-for-sale securities. The Company also had $8.9 million and $7.3 million of trading securities at December 31, 2014 and December 31, 2013, respectively. These investments are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

Deferred compensation plan

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During 2014 and 2013, the Company purchased $1.2 million and $0.9 million, respectively, of trading securities related to these deferred compensation plans. As a result of participant distributions, the Company sold $0.2 million of these trading securities in 2014. There were no distributions or sales in 2013. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

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

HUBBELL INCORPORATED - Form 10-K	55

Back to contents

The fair values of derivative instruments in the Consolidated Balance Sheet are as follows (in millions):

	Asset/(Liability) Derivatives
		Fair Value at December 31,
Derivatives designated as hedges	Balance Sheet Location	2014	2013
Forward exchange contracts designated as cash flow hedges	Deferred taxes and other	$0.7	$0.4

Forward exchange contracts

In 2014 and 2013, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases by one of its Canadian subsidiaries. As of December 31, 2014, the Company had 18 individual forward exchange contracts for a notional $1.0 million each, which have various expiration dates through December 2015. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

Interest rate locks

Prior to the issuance of long-term notes in 2010 and 2008, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2010 interest rate lock resulted in a $1.6 million loss while the 2008 interest rate lock resulted in a $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. The amortization associated with these interest rate locks is reclassified from Accumulated other comprehensive loss to Interest expense in the Consolidated Statement of Income. The amortization reclassification for the years ended December 31, 2014 and 2013 was not material. As of both December 31, 2014 and December 31, 2013 there was $0.4 million of net unamortized losses reflected in Accumulated other comprehensive loss.

The following table summarizes the results of cash flow hedging relationships for years ended December 31, (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss, net of tax		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings (Effective Portion)
Derivative Instrument	2014	2013	(Effective Portion)	2014	2013
Forward exchange contract	$0.9	$0.6	Cost of goods sold	$1.0	$0.4

There was no material hedge ineffectiveness with respect to the forward exchange cash flow hedges during 2014, 2013 and 2012.

Long-term Debt

The total carrying value of long-term debt as of December 31, 2014 and 2013 was $597.6 million and $597.2 million, respectively, net of unamortized discount. As of December 31, 2014 and 2013, the estimated fair value of the long-term debt was $645.1 million and $631.0 million, respectively, based on quoted market prices. The Company’s long-term debt falls within level 2 of the fair value hierarchy.

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

In the fourth quarter of 2014, the Company settled litigation involving Powerweb Energy, Inc. (“Powerweb”).  The lawsuit had alleged claims arising from the Company’s development

HUBBELL INCORPORATED - Form 10-K	56

Back to contents

and sale of wiHUBB wireless lighting technology.  The Company believes that it had meritorious defenses against the claims and had vigorously defended itself in the matter. During the third quarter of 2014 the parties engaged in settlement discussions and the Company increased the accrual by $4.0 million based on those discussions. In view of several considerations including the inherent uncertainty of litigation, and the expense of a trial, the Company settled the litigation. The settlement payment made by the Company did not exceed the amounts previously reserved for the litigation.

The Company is subject to environmental laws and regulations which may require that it investigate and remediate the effects of potential contamination associated with past and present operations as well as those acquired through business combinations. Environmental liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The Company continues to monitor these environmental matters and revalues its liabilities as necessary. Total environmental liabilities were $13.9 million and $12.3 million as of December 31, 2014 and 2013, respectively.

The Company accounts for conditional asset retirement and environmental obligations in accordance with the applicable accounting guidance. The accounting guidance defines “conditional asset retirement obligation” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Asset retirement obligations were not material as of December 31, 2014 and 2013.

Leases

Total rental expense under operating leases was $24.7 million in 2014, $23.2 million in 2013 and $21.9 million in 2012. The minimum annual rentals on non-cancelable, long-term, operating leases in effect at December 31, 2014 are expected to approximate $13.3 million in 2015, $10.4 million in 2016, $6.8 million in 2017, $5.3 million in 2018, $3.5 million in 2019 and $13.4 million thereafter. The Company’s leases primarily consist of operating leases for buildings or equipment. The terms for building leases typically range from 5-25 years with 5-10 year renewal periods.

NOTE 16    Capital Stock

Activity in the Company’s common shares outstanding is set forth below for the three years ended December 31, 2014 (in thousands):

	Common Stock
	Class A	Class B
OUTSTANDING AT DECEMBER 31, 2011	7,167	52,071
Exercise of stock options/stock appreciation rights	—	804
Director compensation arrangements, net	—	18
Restricted/performance shares activity, net of forfeitures	—	197
Acquisition/surrender of shares	—	(1,021)
OUTSTANDING AT DECEMBER 31, 2012	7,167	52,069
Exercise of stock options/stock appreciation rights	—	157
Director compensation arrangements, net	—	16
Restricted/performance shares activity, net of forfeitures	—	138
Acquisition/surrender of shares	—	(375)
OUTSTANDING AT DECEMBER 31, 2013	7,167	52,005
Exercise of stock options/stock appreciation rights	—	155
Director compensation arrangements, net	—	13
Restricted/performance shares activity, net of forfeitures	—	136
Acquisition/surrender of shares	—	(980)
OUTSTANDING AT DECEMBER 31, 2014	7,167	51,329

For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against Common stock par value, Additional paid-in capital and Retained earnings to the extent required. Shares may be repurchased through the Company’s stock repurchase program, acquired by the Company from employees under the Hubbell Incorporated Stock Option Plan for Key Employees (the “Option Plan”) or surrendered to the Company by employees in settlement of their minimum tax liability on vesting of restricted shares and performance shares under the Hubbell Incorporated 2005 Incentive Award Plan as amended and restated, (the “Award Plan”). Class A Common shares have twenty votes per share, while Class B Common shares have one vote per share. In addition, the Company has 5.9 million authorized shares of preferred stock; no preferred shares are outstanding.

In 2014 the Company identified a misstatement related to the accounting for repurchases of Class A Common Stock prior to 2012. The repurchase price in excess of par value was applied

HUBBELL INCORPORATED - Form 10-K	57

Back to contents

to Additional paid-in capital, however, a portion of the repurchase price should have been applied to Retained earnings. As a result, the Company increased Additional paid-in capital by $192 million and decreased Retained earnings for the periods presented herein. The misstatement had no impact on total shareholders' equity. The Company evaluated the materiality of this misstatement and concluded that it was not material to all prior periods.

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

Shares of the Company’s common stock were reserved at December 31, 2014 as follows (in thousands):

	Common Stock		Preferred Stock
	Class A	Class B
Future grant of stock-based compensation	—	1,475	—
Exercise of stock purchase rights	—	—	58
Shares reserved under other equity compensation plans	—	96	—
TOTAL	—	1,571	58

NOTE 17    Stock-Based Compensation

As of December 31, 2014, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. Accordingly, the Company recognizes compensation cost immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

The Company’s long-term incentive program for awarding stock-based compensation uses a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s Class B Common Stock pursuant to the Award Plan. Under the Award Plan, the Company may authorize up to 6.9 million shares of Class B Common Stock in settlement of restricted stock, performance shares, SARs or any-post 2004 grants of stock options. The Company issues new shares for settlement of any stock-based awards. In 2014, the Company granted stock-based awards using a combination of restricted stock, SARs and performance shares.

In 2014, 2013, and 2012, the Company recorded $16.4 million, $14.3 million and $15.8 million of stock-based compensation costs, respectively. The total income tax benefit recognized in 2014 was $7.8 million, $8.3 million during 2013, and $17.6 million during

HUBBELL INCORPORATED - Form 10-K	58

Back to contents

2012. The net tax windfall recorded as a result of exercise or vesting (depending on the type of award) was $9.2 million, $8.4 million, and $15.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $26.5 million, pretax, of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized through 2017.

Stock-based compensation expense is recorded in S&A expense as well as Cost of goods sold. Of the total 2014 expense, $15.7 million was recorded to S&A expense and $0.7 million was recorded to Cost of goods sold. In 2013 and 2012, $13.4 million and $15.1 million, respectively, was recorded to S&A expense and $0.9 million in 2013 and $0.7 million in 2012, was recorded to Cost of goods sold. Stock-based compensation costs capitalized to inventory was $0.2 million in 2014, 2013 and 2012.

Each of the compensation arrangements is discussed below.

Restricted Stock

The Company issues several types of restricted stock awards all of which are considered outstanding at the time of grant, as the award holders  are entitled to dividends and voting rights. Unvested restricted stock awards are considered participating securities in computing earnings per share.  Restricted stock granted is not transferable and is subject to  forfeiture  in  the  event  of  the  recipient’s  termination  of  employment prior to vesting

Restricted stock Issued to Employees - Service Condition

Service-based restricted stock awards are expensed on a straight-line basis over the requisite service period. The restricted stock vests in one-third increments annually for three years on each anniversary of the date of grant. The restricted stock fair values are measured using the average between the high and low trading prices of the Company’s Class B Common Stock on the most recent trading day immediately preceding the grant date (“measurement date”).

Restricted stock Issued to Employees - Market Condition

Certain restricted stock awards issued in 2014 will vest subject to the achievement of a market-based condition. The awards are expensed on a straight-line basis over the requisite service period which starts on the date of the grant and ends upon the completion of the performance period. Expense is recognized irrespective of the market condition being achieved.

The market-based condition associated with the awards is the Company’s total shareholder return (“TSR”) compared to the TSR generated by the companies that comprise the S&P Capital Goods 900 Index and is measured over a three year performance period beginning on January 1, 2015 and ending on December 31, 2017. The awards will vest contingent on achievement of the market condition, service through the requisite service period or to the date an employee becomes retirement-eligible, and approval by the Company's Compensation Committee. If the market-based condition is achieved, the awards will vest at 100% of the restricted stock awards granted. If the market-based condition is not achieved the awards will not vest. The fair value of these awards was determined based upon a lattice model.

The following table summarizes the assumptions used in estimating the fair value of these awards issued in 2014:

	Stock Price on Measurement Date	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value
2014	$106.44	2.1%	22.7%	1.0%	3 Years	$95.96

Restricted stock Issued to Employees - Performance Condition

Certain restricted stock issued in 2013 will vest subject to the achievement of an annual performance-based condition. The awards vest in one-third increments for each of the years ending December 31, 2014, 2015 and 2016, contingent upon meeting the annual performance condition, and approval by the Company’s Compensation Committee. These awards are expensed on a graded basis over the requisite service period. The probability of vesting is reassessed each reporting period and compensation cost is adjusted accordingly. The fair value of the award is measured based upon the average between the high and low trading prices of the Company’s Class B Common Stock on the measurement date.

The performance condition for the year ending December 31, 2014 was met and 8,586 shares vested and were approved by the Compensation Committee in February 2015. The fair value of the shares at vesting was $1.0 million.

Restricted Stock Issued to Non-employee Directors

In 2014, 2013, and 2012, each non-employee director received a grant of Class B Common Stock. These grants were made on the date of the annual meeting of shareholders and vested or will vest at the following year’s annual meeting of shareholders, upon

HUBBELL INCORPORATED - Form 10-K	59

Back to contents

a change of control or termination of service by reason of death. These shares will be subject to forfeiture if the director’s service terminates prior to the date of the next regularly scheduled annual meeting of shareholders to be held in the following calendar year. During the years 2014, 2013, and 2012, the Company issued to non-employee directors 10,329 shares, 12,474 shares, and 13,980 shares, respectively.

Activity related to both employee and non-employee restricted stock for the year ended December 31, 2014 is as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value/Share
RESTRICTED STOCK AT DECEMBER 31, 2013	167	$91.17
Shares granted	87	105.35
Shares vested	(83)	83.73
Shares forfeited	(4)	76.28
RESTRICTED STOCK AT DECEMBER 31, 2014	167	$102.22

The weighted average fair value per share of restricted stock granted during the years 2014, 2013, and 2012 was $105.35, $105.83 and $82.18, respectively. The total fair value of restricted stock vested during the years 2014, 2013, and 2012 was $7.0 million, $8.4 million and $8.9 million, respectively.

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

Activity related to SARs for the year ended December 31, 2014 is as follows (in thousands, except per share amounts):

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
OUTSTANDING AT DECEMBER 31, 2013	1,531	$69.68
Granted	251	106.73
Exercised	(314)	57.16
Forfeited	(3)	95.63
OUTSTANDING AT DECEMBER 31, 2014	1,465	$78.64	7.4 Years	$41,601
EXERCISABLE AT DECEMBER 31, 2014	947	$65.79	6.4 Years	$38,950

The aggregated intrinsic value of SARs exercised during 2014, 2013, and 2012 was $19.4 million, $16.4 million and $32.5 million, respectively.

The fair value of each SAR award was measured using the Black-Scholes option pricing model.

The following table summarizes the weighted-average assumptions used in estimating the fair value of the SARs granted during the years 2014, 2013, and 2012:

	Expected Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value of 1 SAR
2014	2.0%	21.8%	1.6%	5.3 Years	$18.42
2013	1.9%	28.3%	1.6%	5.4 Years	$24.58
2012	2.0%	29.4%	0.7%	5.5 Years	$18.13

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

HUBBELL INCORPORATED - Form 10-K	60

Back to contents

Performance Shares

Performance shares represent the right to receive a share of the Company’s Class B Common Stock after a three year period subject to the achievement of certain market or performance conditions established by the Company’s Compensation Committee. Partial vesting in these awards may occur after separation from the Company for retirement eligible employees. Shares are not vested until approved by the Company’s Compensation Committee.

Performance Shares - Market Condition

In December 2014, 2013, and 2012, the Company granted 28,871, 30,730 and 38,656, respectively, of performance shares that will vest subject to a market condition and service during the performance period. The market condition associated with the awards is the Company's TSR compared to the TSR generated by the companies of a reference index over a three year performance period. Performance at target will result in vesting and issuance of the number of performance shares granted, equal to 100% payout. Performance below or above target can result in issuance in the range of 0%-200% of the number of shares granted. Expense is recognized irrespective of the market condition being achieved.

In February 2014, the Company paid out 58,754 shares related to its December 2010 performance award grant. The performance period associated with this award was from January 1, 2011 through December 31, 2013 and was based upon the Company’s total TSR compared to the TSR generated by the other companies that comprise the S&P Mid-Cap 400 Index. The February 2014 payout was based upon achieving 200% of the market-based criteria. The fair value of the December 2010 performance awards at vesting was $7.0 million.

In February 2015, 38,589 shares related to the December 2011 performance award vested. The performance period associated with this award was from January 1, 2012 through December 31, 2014 and was based upon the Company’s TSR compared to the TSR generated by the other companies that comprise the S&P Mid-Cap 400 Index. The number of shares vested in February 2015 was based upon achieving 128% of the market condition and the fair value of the awards at vesting was $4.4 million.

The fair value of the performance share awards with a market condition for the fiscal years 2014, 2013, and 2012 was determined based upon a lattice model.

The following table summarizes the related assumptions used to determine the fair values of the performance share awards granted during the years 2014, 2013, and 2012:

	Stock Price on Measurement Date	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value
2014	$106.44	2.1%	22.7%	1.0%	3 Years	$117.55
2013	$107.87	1.9%	33.8%	0.6%	3 Years	$130.33
2012	$83.73	2.0%	27.3%	0.4%	3 Years	$100.77

Expected volatilities are based on historical volatilities of the Company’s stock over a three year period. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term of the award.

Performance Shares - Performance Condition

In December 2014, the Company also granted 28,871 performance share awards that are subject to a performance condition and service requirement during the three year performance period. The performance condition associated with the awards is based on the Company's net sales growth compared to the net sales growth of the companies of a reference index, further adjusted by the Company achieving a target net income margin, each measured over the same three year performance period. Performance at target will result in vesting and issuance of the number of performance shares granted, equal to 100% payout. Performance below or above target can result in issuance in the range of 0%-250% of the number of shares granted.

The fair value of the award is measured based upon the average between the high and low trading prices of the Company's Class B Common Stock on the measurement date and the Company expenses these awards on a straight-line basis. The weighted average fair value per share was $106.44 for the awards granted in 2014. The probability of vesting is reassessed each reporting period and compensation cost is adjusted accordingly.

Stock Option Awards

Prior to 2005, the Company granted options to officers and other key employees to purchase the Company’s Class B Common Stock. All options granted had an exercise price equal to the average between the high and low trading prices of the Company’s Class B Common Stock on the measurement date. These option awards expire ten years after grant date. Exercises of existing stock option grants are expected to be settled in the Company’s Class B Common Stock as authorized in the Option Plan. The last stock options granted by the Company were in 2004 and there are no remaining options outstanding as of December 31, 2014.

HUBBELL INCORPORATED - Form 10-K	61

Back to contents

Stock option activity for the year ended December 31, 2014 is set forth below (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
OUTSTANDING AT DECEMBER 31, 2013	51	$47.95
Exercised	(51)	47.95
OUTSTANDING AT DECEMBER 31, 2014	—	$—	—	$—
EXERCISABLE AT DECEMBER 31, 2014	—	$—	—	$—

The aggregate intrinsic value of stock options exercised during 2014, 2013, and 2012 was $3.4 million, $2.9 million and $16.5 million, respectively. Cash received from option exercises was $2.4 million, $2.4 million and $24.8 million for 2014, 2013 and 2012, respectively.

NOTE 18    Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

The following table sets forth the computation of earnings per share for the three years ended December 31 (in millions, except per share amounts):

	2014	2013	2012
Numerator:
Net income attributable to Hubbell	$325.3	$326.5	$299.7
Less: Earnings allocated to participating securities	0.9	1.0	1.0
Net income available to common shareholders	$324.4	$325.5	$298.7
Denominator:
Average number of common shares outstanding	58.8	59.1	59.1
Potential dilutive shares	0.4	0.5	0.7
Average number of diluted shares outstanding	59.2	59.6	59.8
Earnings per share:
Basic	$5.51	$5.51	$5.05
Diluted	$5.48	$5.47	$5.00

The Company did not have any significant anti-dilutive securities in 2014, 2013 or 2012. In December 2014, the Company granted 28,871 performance shares that are subject to a performance condition. Those shares are excluded from the calculation of 2014 diluted earnings per share because all necessary performance conditions have not been satisfied at the end of the reporting period. Refer to Note 17 - Stock-Based Compensation for further information about those awards.

HUBBELL INCORPORATED - Form 10-K	62

Back to contents

NOTE 19    Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the three years ended December 31, 2014 is provided below (in millions):

	Cash Flow Hedge (loss)	Unrealized Gain (loss) on Available-for-	Pension and Post Retirement Benefit Plan	Cumulative Translation
(Debit) credit	Gain	Sale Securities	Adjustment	Adjustment	Total
BALANCE AT DECEMBER 31, 2011	$(0.2)	$1.0	$(153.7)	$2.5	$(150.4)
Other comprehensive income (loss) before Reclassifications	(0.4)	(0.3)	13.0	8.3	20.6
Amounts reclassified from accumulated other comprehensive loss	0.1	—	10.6	—	10.7
Current period other comprehensive income (loss)	(0.3)	(0.3)	23.6	8.3	31.3
BALANCE AT DECEMBER 31, 2012	$(0.5)	$0.7	$(130.1)	$10.8	$(119.1)
Other comprehensive income (loss) before Reclassifications	0.6	(0.3)	54.8	(15.0)	40.1
Amounts reclassified from accumulated other comprehensive loss	(0.3)	—	8.3	—	8.0
Current period other comprehensive income (loss)	0.3	(0.3)	63.1	(15.0)	48.1
BALANCE AT DECEMBER 31, 2013	$(0.2)	$0.4	$(67.0)	$(4.2)	$(71.0)
Other comprehensive income (loss) before Reclassifications	0.9	(0.1)	(59.8)	(35.7)	(94.7)
Amounts reclassified from accumulated other comprehensive loss	(0.7)	—	2.1	—	1.4
Current period other comprehensive income (loss)	0.2	(0.1)	(57.7)	(35.7)	(93.3)
BALANCE AT DECEMBER 31, 2014	$—	$0.3	$(124.7)	$(39.9)	$(164.3)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the two years ended December 31 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	2014		2013		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$1.0		$0.4		Cost of goods sold
	1.0		0.4		Total before tax
	(0.3)		(0.1)		Tax (expense) benefit
	$0.7		$0.3		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.8	(a)	$0.8	(a)
Actuarial gains/(losses)	(3.8)	(a)	(13.7)	(a)
	(3.0)		(12.9)		Total before tax
	0.9		4.6		Tax benefit (expense)
	$(2.1)		$(8.3)		(Loss) gain net of tax
Losses reclassified into earnings	$(1.4)		$(8.0)		(Loss) gain net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 10 - Retirement Benefits for additional details).

HUBBELL INCORPORATED - Form 10-K	63

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

Financial Information

Financial information by industry segment, product class and geographic area for the three years ended December 31, 2014, is summarized below (in millions). When reading the data the following items should be noted:

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

HUBBELL INCORPORATED - Form 10-K	64

Back to contents

INDUSTRY SEGMENT DATA

	2014	2013	2012
Net Sales:
Electrical	$2,398.2	$2,262.6	$2,114.6
Power	961.2	921.3	929.8
TOTAL NET SALES	$3,359.4	$3,183.9	$3,044.4
Operating Income:
Electrical	$337.9	$341.1	$303.7
Power	179.5	166.5	168.1
Operating Income	$517.4	$507.6	$471.8
Interest expense	(31.2)	(30.8)	(30.8)
Investment income and other expense, net	(0.7)	(3.0)	0.8
INCOME BEFORE INCOME TAXES	$485.5	$473.8	$441.8
Assets:
Electrical	$1,963.0	$1,813.8	$1,659.2
Power	832.0	707.0	710.4
General Corporate	527.8	666.4	577.4
TOTAL ASSETS	$3,322.8	$3,187.2	$2,947.0
Capital Expenditures:
Electrical	$35.1	$32.4	$27.1
Power	21.8	25.0	20.4
General Corporate	3.4	1.4	1.6
TOTAL CAPITAL EXPENDITURES	$60.3	$58.8	$49.1
Depreciation and Amortization:
Electrical	$53.4	$48.0	$45.8
Power	25.8	22.6	21.0
TOTAL DEPRECIATION AND AMORTIZATION	$79.2	$70.6	$66.8

PRODUCT CLASS DATA

	2014	2013	2012
Net Sales:
Electrical Systems	$1,538.7	$1,466.4	$1,376.1
Lighting	859.5	796.2	738.5
Power	961.2	921.3	929.8
TOTAL NET SALES	$3,359.4	$3,183.9	$3,044.4

GEOGRAPHIC AREA DATA

	2014	2013	2012
Net Sales:
United States	$2,883.8	$2,687.6	$2,541.6
International	475.6	496.3	502.8
TOTAL NET SALES	$3,359.4	$3,183.9	$3,044.4
Operating Income:
United States	$447.2	$417.5	$383.8
International	70.2	90.1	88.0
TOTAL OPERATING INCOME	$517.4	$507.6	$471.8
Long-lived Assets:
United States	$1,492.5	$1,341.4	$1,225.4
International	199.7	212.3	227.0
TOTAL LONG-LIVED ASSETS	$1,692.2	$1,553.7	$1,452.4

HUBBELL INCORPORATED - Form 10-K	65

Back to contents

On a geographic basis, the Company defines “international” as operations based outside of the United States and its possessions. As a percentage of total net sales, shipments from foreign operations directly to third parties were 14% in 2014, 16% in 2013 and 17% in 2012, with the Canadian and UK operations representing approximately 31% and 26%, respectively, of 2014 total international net sales. Switzerland, Brazil and Mexico each represent 10% of 2014 total international sales. Long-lived assets, excluding deferred tax assets, of international subsidiaries were 12% of the consolidated total in 2014, 14% in 2013 and 16% in 2012, with the UK, Mexico and Canada operations representing approximately 28%, 20%, and 18%, respectively, of the 2014 international total. Export sales from United States operations were $234.5 million in 2014, $213.0 million in 2013 and $243.9 million in 2012.

NOTE 21    Guarantees

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

As of December 31, 2014, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties in 2014 are set forth below (in millions):

BALANCE AT DECEMBER 31, 2013	$6.6
Provision	18.3
Expenditures/other	(11.2)
BALANCE AT DECEMBER 31, 2014	$13.7

HUBBELL INCORPORATED - Form 10-K	66

Back to contents

NOTE 22    Subsequent Events

In January 2015 the Company completed the following acquisitions for an aggregate cash purchase price of approximately $126 million.

On January 21, 2015, the Company acquired the majority of the net assets of the Acme Electric business division of Power Products, LLC and all of the outstanding common stock of Acme Electric de Mexico S. de R.L. de C.V. and Acme Electric Manufacturing de Mexico S. de R.L. de C.V. (collectively "Acme") for approximately $67 million. Acme is a market leader in power conditioning equipment for use in industrial, commercial, and OEM applications and will be reported in the Electrical segment.

On January 21, 2015, the Company acquired the majority of net assets of the Turner Electric business division of Power Products, LLC ("Turner") constituting the transmission and substation switching business for approximately $38 million. Turner is a leading manufacturer of high voltage, air insulated disconnect switches for electric substations and transmission lines and a leader in key switch accessories.Turner will be reported in the Power segment.

On January 20, 2015, the Company acquired all of the membership interests of the Electric Controller and Manufacturing Company, LLC ("EC&M") for approximately $21 million. EC&M designs and manufactures crane control products used in a wide range of heavy industry markets and is a premium brand and recognized leader in those markets. EC&M will be reported in the Electrical segment.

These acquisitions will be accounted for as business combinations whereby purchase accounting requires the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and goodwill and other intangible assets associated with tradenames and customer lists, among others, to be recognized. The preliminary purchase accounting for the acquisitions is not yet complete.

NOTE 23    Quarterly Financial Data (Unaudited)

The table below sets forth summarized quarterly financial data for the years ended December 31, 2014 and 2013 (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Net Sales	$759.5	$855.8	$895.3	$848.8
Gross Profit	$245.0	$292.5	$296.2	$275.3
Net Income	$65.3	$90.8	$90.5	$80.6
Net Income attributable to Hubbell	$64.2	$90.2	$89.6	$81.3
Earnings Per Share — Basic	$1.08	$1.53	$1.52	$1.39
Earnings Per Share — Diluted	$1.08	$1.51	$1.51	$1.38
2013
Net Sales	$740.1	$801.3	$835.9	$806.6
Gross Profit	$236.3	$272.0	$291.3	$270.9
Net Income	$66.8	$83.0	$97.2	$82.8
Net Income attributable to Hubbell	$65.9	$82.1	$96.5	$82.0
Earnings Per Share — Basic	$1.11	$1.38	$1.63	$1.39
Earnings Per Share — Diluted	$1.10	$1.37	$1.62	$1.38

HUBBELL INCORPORATED - Form 10-K	67

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-K. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level. Management’s annual report on internal control over financial reporting and the independent registered public accounting firm’s audit report on the effectiveness of our internal control over financial reporting as of December 31, 2014 are included in Item 8 of this Annual Report on Form 10-K.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B    Other Information

Not applicable.

HUBBELL INCORPORATED - Form 10-K	68

Back to contents

PART III

ITEM 10    Directors, Executive Officers and Corporate Governance(1)

ITEM 11    Executive Compensation(2)

ITEM 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 with respect to the Company’s common stock that may be issued under the Company’s equity compensation plans (in thousands, except per share amounts):

	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options,Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders(a)	1,710	(c)(e)	$78.69	(f)	1,475	(c)
Equity Compensation Plans Not Requiring Shareholder Approval(b)	61	(c)(d)	—		35	(c)
TOTAL	1,771		$78.69		1,510

(a)	The Company’s (1) Option Plan and (2) Award Plan.

(b)	The Company’s Deferred Compensation Plan for Directors.

(c)	Class B Common Stock.

(d)	Represents amount of shares currently deferred under this plan. These shares are not included in the total weighted average exercise price included in column B.

(e)	Includes 242 performance share awards assuming a maximum payout target. The Company does not anticipate that the maximum payout target will be achieved for all of these awards.

(f)	Weighted average exercise price excludes performance share awards included in column A.

The remaining information required by this item is incorporated by reference to the subheading “Voting Rights and Security Ownership of Certain Beneficial Owners and Management” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 5, 2015.

(1)
Certain of the information required by this item regarding executive officers is included under the subheading “Executive Officers of the Registrant” at the end of Part I of this Form 10-K and the remaining required information is incorporated by reference to the subheadings “Item 1 – Election of Directors,” “General – Information Regarding Executive Officers,” “General – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics,” and “Corporate Governance – Board Committees – Audit Committee” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 5, 2015.

(2)
The information required by this item is incorporated by reference to the subheadings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation of Directors” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 5, 2015.

HUBBELL INCORPORATED - Form 10-K	69

Back to contents

ITEM 13    Certain Relationships and Related Transactions and Director Independence(3)

ITEM 14    Principal Accountant Fees and Services(4)

(3)
The information required by this item is incorporated by reference to the subheadings “General – Review and Approval of Related Person Transactions” and “Corporate Governance – Director Independence” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 5, 2015.

(4)
The information required by this item is incorporated by reference to the heading “Item 2 – Ratification of the Selection of Independent Registered Public Accounting Firm” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 5, 2015.

HUBBELL INCORPORATED - Form 10-K	70

Back to contents

PART IV

ITEM 15    Exhibits and Financial Statement Schedule

1.    Financial Statements and Schedule

Financial statements and schedule listed in the Index to Financial Statements and Schedule are filed as part of this Annual Report on Form 10-K.

2.    Exhibits

Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation, as amended and restated as of September 23, 2003	10-Q	001-02958	3a	11/10/2003
3.2	Amended and Restated By-Laws of Hubbell Incorporated, as amended on May 7, 2013	8-K	001-02958	3.1	5/10/2013
4.1	Senior Indenture, dated as of September 15, 1995, between Hubbell Incorporated and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank and Chemical Bank), as trustee	S-4	333-90754	4a	6/18/2002
4.2	First Supplemental Indenture, dated as of June 2, 2008, between Hubbell Incorporated and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., The Chase Manhattan Bank and Chemical Bank), as trustee, including the form of 5.95% Senior Notes due 2018	8-K	001-02958	4.2	6/2/2008
4.3	Second Supplemental Indenture, dated as of November 17, 2010, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A., JPMorgan Chase Bank, N.A., The Chase Manhattan Bank and Chemical Bank), as trustee, including the form of 3.625% Senior Notes due 2022	8-K	001-02958	4.2	11/17/2010
4.4	Amended and Restated Rights Agreement, dated as of December 17, 2008, between Hubbell Incorporated and Mellon Investor Services LLC (successor to ChaseMellon Shareholder Services, L.L.C.), as Rights Agent	8-K	001-02958	4.1	12/17/2008
10.1†	Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005	10-Q	001-02958	10a	10/26/2007
10.1(a)†	Amendment, dated February 15, 2008, to Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10.nn	2/25/2008
10.1(b)†	Amendment, dated December 28, 2010, to Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10a(1)	2/16/2011
10.2†	Hubbell Incorporated Retirement Plan for Directors, as amended and restated effective January 1, 2005	10-Q	001-02958	10i	10/26/2007
10.3†	Hubbell Incorporated Supplemental Management Retirement Plan, effective September 12, 2007	10-Q	001-02958	10.kk	10/26/2007
10.3(a)†	Amendment to Hubbell Incorporated Supplemental Management Retirement Plan, effective September 12, 2007	10-K	001-02958	10.kk(1)	2/16/2011
10.4†	Hubbell Incorporated Stock Option Plan for Key Employees, as amended and restated effective May 5, 2003	10-Q	001-02958	10(1)	8/12/2003

HUBBELL INCORPORATED - Form 10-K	71

Back to contents

		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.4(a)†	Amendment, dated June 9, 2004, to the Hubbell Incorporated Stock Option Plan for Key Employees	10-Q	001-02958	10ee	8/5/2004
10.4(b)†	Amendment, dated September 21, 2006, to the Hubbell Incorporated Stock Option Plan for Key Employees	10-Q	001-02958	10.2	11/7/2006
10.5†	Hubbell Incorporated Deferred Compensation Plan for Directors, as amended and restated effective January 1, 2005, as amended December 4, 2007	10-K	001-02958	10f	2/25/2008
10.5(a)†	Amendment, dated December 10, 2008, to the Hubbell Incorporated Deferred Compensation Plan for Directors	10-K	001-02958	10f(1)	2/20/2009
10.5(b)†	Amendment, dated December 21, 2011, to the Hubbell Incorporated Deferred Compensation Plan for Directors	10-K	001-02958	10f(2)	2/15/2012
10.6†	Hubbell Incorporated Amended and Restated Deferred Compensation Plan for Directors, as amended and restated effective February 7, 2013	10-Q	001-02958	10f	4/19/2013
10.7†	Hubbell Incorporated Executive Deferred Compensation Plan, effective January 1, 2008	10-Q	001-02958	10.jj	10/26/2007
10.8†	Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-Q	001-02958	10w	10/26/2007
10.8(a)†	Amendment, dated December 28, 2010, to Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10w(1)	2/16/2011
10.9†	Hubbell Incorporated Incentive Compensation Plan, adopted effective January 1, 2002	10-K	001-02958	10z	3/20/2002
10.10†	Hubbell Incorporated Senior Executive Incentive Compensation Plan, effective January 1, 2011	8-K	001-02958	10.1	5/5/2011
10.11†	Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated effective as of May 3, 2010	8-K	001-02958	10.1	5/7/2010
10.12†	Form of Restricted Stock Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated	10-Q	001-02958	10.5	7/19/2013
10.13†	Form of Restricted Stock Award Agreement for Directors under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated	10-Q	001-02958	10.8	7/19/2013
10.14†	Form of Stock Appreciation Rights Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.15†	Form of Performance Share Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.16	Form of Performance Based Restricted Stock Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.17†	Hubbell Incorporated Key Employee Supplemental Medical Plan, as amended and restated effective January 1, 2005	10-Q	001-02958	10h	10/26/2007
10.18†	Hubbell Incorporated Defined Contribution Restoration Plan, effective January 1, 2011	8-K	001-02958	10.1	12/13/2010
10.19†	Hubbell Incorporated Policy for Providing Severance Payments to Senior Employees, effective February 11, 2011	8-K	001-02958	10.1	2/16/2011
10.20†	Grantor Trust for Senior Management Plans Trust Agreement, dated as of March 14, 2005, between Hubbell Incorporated and The Bank of New York, as Trustee	8-K	001-02958	10.9	3/15/2005
10.20(a)†	First Amendment, dated as of December 3, 2007, to the Hubbell Incorporated Grantor Trust for Senior Management Plans Trust Agreement, effective January 1, 2005.	10-K	001-02958	10.9.1	2/25/2008
10.20(b)†	Second Amendment, dated as of June 3, 2009, to the Hubbell Incorporated Grantor Trust for Senior Management Plans Trust Agreement	10-Q	001-02958	10.9.2	7/24/2009
10.20(c)†	Third Amendment, dated as of May 11, 2012, to the Hubbell Incorporated Grantor Trust for Senior Management Plans Trust Agreement	10-Q	001-02958	10.9.3	7/20/2012
10.21†	Grantor Trust for Non-Employee Director Plans Trust Agreement, dated as of March 14, 2005, between Hubbell Incorporated and The Bank of New York	8-K	001-02958	10.10	3/15/2005

HUBBELL INCORPORATED - Form 10-K	72

Back to contents

		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.21(a)†	First Amendment, dated as of December 3, 2007, to the Hubbell Incorporated Grantor Trust for Non-Employee Director Plans Trust Agreement, effective January 1, 2005	10-K	001-02958	10.10.1	2/25/2008
10.21(b)†	Second Amendment, dated as of May 11, 2012, to the Hubbell Incorporated Grantor Trust for Non-Employee Director Plans Trust Agreement	10-Q	001-02958	10.10.2	7/20/2012
10.22†	Trust Agreement, dated as of January 1, 2008, by and between Hubbell Incorporated and T. Rowe Price Trust Company, as Trustee	10-K	001-02958	10.mm	2/25/2008
10.23†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and James H. Biggart	8-K	001-02958	10.4	1/5/2011
10.24†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and William R. Murphy	8-K	001-02958	10.5	1/5/2011
10.25†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and Gary N. Amato	8-K	001-02958	10.7	1/5/2011
10.26†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and David G. Nord	8-K	001-02958	10.2	1/5/2011
10.26(a)†	Amendment, dated as of January 1, 2013, to Change in Control Severance Agreement between Hubbell Incorporated and David G. Nord	8-K	001-02958	10.1	12/6/2012
10.27†	Letter Agreement, dated August 24, 2005, between Hubbell Incorporated and David G. Nord	8-K	001-02958	99.1	9/6/2005
10.28†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and Scott H. Muse	8-K	001-02958	10.8	1/5/2011
10.29†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and William T. Tolley	8-K	001-02958	10.9	1/5/2011
10.30†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and William R. Sperry	8-K	001-02958	10.1	9/17/2012
10.30(a)†	Amendment, dated September 11, 2012, to Change in Control Severance Agreement between Hubbell Incorporated and William R. Sperry	8-K	001-02958	10.2	9/17/2012
10.31†	Change in Control Severance Agreement, dated as of September 11, 2012, between Hubbell Incorporated and An-Ping Hsieh	10-Q	001-02958	10.xx	10/19/2012
10.32†	Letter Agreement, dated as of August 2, 2012, between Hubbell Incorporated and An-Ping Hsieh	10-Q	001-02958	10.1	7/19/2013
10.33†	Change in Control Severance Agreement, dated as of April 15, 2013, between Hubbell Incorporated and Mr. Joseph A. Capozzoli	8-K	001-02958	10.1	4/19/2013
10.34†	Letter Agreement, dated as of February 15, 2013, between Hubbell Incorporated and Mr. Joseph A. Capozzoli	8-K	001-02958	10.2	4/19/2013
10.35†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and Stephen M. Mais	10-Q	001-02958	10.3	7/19/2013
10.36†	Change in Control Severance Agreement, dated as of January 24, 2014, between Hubbell Incorporated and Gerben W. Bakker	10-K	001-02958	10.36	2/18/2014
10.37	Credit Agreement, dated as of October 20, 2011 by and among Hubbell Incorporated, Hubbell Cayman Limited, Hubbell Investments Limited, the Lenders Party thereto, Wells Fargo Bank, National Association and HSBC Bank USA National Association as Syndication Agents and Bank of America, N.A. and U.S. Bank National Association as Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC and HSBC Bank USA, National Association as Joint Lead Arrangers and Joint Bookrunners	8-K	001-02958	99.1	10/20/2011
10.37(a)	Amendment No. 1, dated as of March 7, 2013, to Credit Agreement by and among Hubbell Incorporated, Hubbell Cayman Limited, Hubbell Investments Limited, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto	10-Q	001-02958	10.1	10/18/2013

HUBBELL INCORPORATED - Form 10-K	73

Back to contents

Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.37(b)
Amendment No. 2, dated as of October 31, 2013, to Credit Agreement by and among Hubbell Incorporated, Hubbell Cayman Limited, Hubbell Investments Limited, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto
		10-K	001-02958	10.37(b)	2/18/2014
21.1	List of subsidiaries					*
23.1	Consent of PricewaterhouseCoopers LLP					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

†    A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.
*    Filed herewith.
**     Furnished herewith.

HUBBELL INCORPORATED - Form 10-K	74

Back to contents

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBBELL INCORPORATED
By	/s/ JOSEPH A. CAPOZZOLI	By	/s/ WILLIAM R. SPERRY
	Joseph A. Capozzoli		William R. Sperry
	Vice President and Controller		Senior Vice President and Chief
	(Principal Accounting Officer)		Financial Officer
Date:	February 19, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Title	Date
By	/s/ D. G. NORD D. G. Nord	Chariman, President and Chief Executive Officer and Director	2/19/2015
By	/s/ W. R. SPERRY W. R. Sperry	Senior Vice President and Chief Financial Officer	2/19/2015
By	/s/ J. A. CAPOZZOLI J. A. Capozzoli	Vice President, Controller	2/19/2015
By	/s/ C. M. CARDOSO C. M. Cardoso	Director	2/19/2015
By	/s/ L. J. GOOD L. J. Good	Director	2/19/2015
By	/s/ A. J. GUZZI A. J. Guzzi	Director	2/19/2015
By	/s/ N. J. KEATING N. J. Keating	Director	2/19/2015
By	/s/ J. F. MALLOY J. F. Malloy	Director	2/19/2015
By	/s/ A. MCNALLY IV A. McNally IV	Director	2/19/2015
By	/s/ G. J. RATCLIFFE G. J. Ratcliffe	Director	2/19/2015
By	/s/ C. A. RODRIGUEZ C. A. Rodriguez	Director	2/19/2015
By	/s/ J. G. RUSSELL J. G. Russell	Director	2/19/2015
By	/s/ S. R. SHAWLEY S. R. Shawley	Director	2/19/2015
By	/s/ R. J. SWIFT R. J. Swift	Director	2/19/2015

HUBBELL INCORPORATED - Form 10-K	75

Back to contents

Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2012, 2013 and 2014

Reserves deducted in the balance sheet from the assets to which they apply (in millions):

	Balance at Beginning of Year	Additions / (Reversals) Charged to Costs and Expenses	Deductions	Acquisitions	Balance at End of Year
Allowances for doubtful accounts receivable:
Year 2012	$3.0	$1.4	$(1.2)	$—	$3.2
Year 2013	$3.2	$(0.2)	$(0.9)	$—	$2.1
Year 2014	$2.1	$1.6	$(0.3)	$—	$3.4
Allowance for credit memos, returns and cash discounts:
Year 2012	$22.8	$192.5	$(192.4)	$—	$22.9
Year 2013	$22.9	$208.0	$(199.3)	$—	$31.6
Year 2014	$31.6	$222.4	$(217.3)	$—	$36.7
Valuation allowance on deferred tax assets:
Year 2012	$19.7	$6.4	$—	$—	$26.1
Year 2013	$26.1	$2.6	$(0.2)	$—	$28.5
Year 2014	$28.5	$4.5	$—	$1.3	$34.3

HUBBELL INCORPORATED - Form 10-K	76