Form 10-Q
period 2015-03-31
HUBBELL INC
filed 2015-04-24
CIK 48898

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			☐	☑

The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of April 15, 2015 were 7,167,506 and 50,688,969 respectively.

HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended March 31
(in millions, except per share amounts)	2015	2014
Net sales	$809.7	$759.5
Cost of goods sold	557.0	514.5
Gross profit	252.7	245.0
Selling & administrative expenses	147.7	140.2
Operating income	105.0	104.8
Interest expense, net	(7.7)	(7.5)
Other (expense) income, net	(2.6)	(1.2)
Total other expense	(10.3)	(8.7)
Income before income taxes	94.7	96.1
Provision for income taxes	31.3	30.8
Net income	63.4	65.3
Less: Net income attributable to noncontrolling interest	1.0	1.1
Net income attributable to Hubbell	$62.4	$64.2
Earnings per share
Basic	$1.07	$1.08
Diluted	$1.07	$1.08
Cash dividends per common share	$0.56	$0.50
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31
(in millions)	2015	2014
Net income	$63.4	$65.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(23.8)	2.7
Pension and post retirement benefit plans’ service costs and net actuarial gains, net of taxes of $(1.0) and $(0.3)	1.7	0.5
Unrealized loss on investments, net of taxes	—	(0.1)
Unrealized gain (loss) on cash flow hedges, net of taxes of ($0.2) and ($0.1)	0.7	0.2
Other comprehensive income (loss)	(21.4)	3.3
Total comprehensive income	42.0	68.6
Less: Comprehensive income attributable to noncontrolling interest	1.0	1.1
Comprehensive income attributable to Hubbell	$41.0	$67.5
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$413.3	$653.9
Short-term investments	9.6	7.8
Accounts receivable, net	501.7	469.8
Inventories, net	485.5	441.8
Deferred taxes and other	60.4	56.1
Total Current Assets	1,470.5	1,629.4
Property, Plant, and Equipment, net	402.4	401.2
Other Assets
Investments	45.5	44.1
Goodwill	916.5	874.7
Intangible assets, net	370.7	322.8
Other long-term assets	50.1	50.6
TOTAL ASSETS	$3,255.7	$3,322.8
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$—	$1.4
Accounts payable	259.6	244.0
Accrued salaries, wages and employee benefits	57.0	76.0
Accrued insurance	54.6	47.8
Other accrued liabilities	142.9	130.0
Total Current Liabilities	514.1	499.2
Long-Term Debt	597.7	597.6
Other Non-Current Liabilities	272.7	290.3
TOTAL LIABILITIES	1,384.5	1,387.1
Total Hubbell Shareholders’ Equity	1,862.2	1,927.1
Noncontrolling interest	9.0	8.6
Total Equity	1,871.2	1,935.7
TOTAL LIABILITIES AND EQUITY	$3,255.7	$3,322.8
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31
(in millions)	2015	2014
Cash Flows from Operating Activities
Net income	$63.4	$65.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.7	18.9
Deferred income taxes	(0.1)	6.0
Stock-based compensation	3.9	3.4
Tax benefit on stock-based awards	(1.3)	(4.9)
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(28.8)	(19.9)
Increase in inventories, net	(26.1)	(25.1)
Increase in current liabilities	11.8	(2.6)
Changes in other assets and liabilities, net	—	4.4
Contribution to qualified defined benefit pension plans	(20.6)	(1.0)
Other, net	1.9	(1.1)
Net cash provided by operating activities	25.8	43.4
Cash Flows from Investing Activities
Capital expenditures	(16.3)	(12.7)
Acquisition of businesses, net of cash acquired	(126.8)	(90.9)
Purchases of available-for-sale investments	(3.3)	(2.0)
Proceeds from available-for-sale investments	0.5	2.6
Other, net	1.2	—
Net cash used in investing activities	(144.7)	(103.0)
Cash Flows from Financing Activities
Short-term debt borrowings	—	0.6
Payments of short-term debt	(1.4)	—
Payment of dividends	(32.5)	(29.6)
Payment of dividends to noncontrolling interest	(0.6)	(0.5)
Repurchase of common shares	(76.0)	(11.5)
Proceeds from exercise of stock options	—	0.5
Tax benefit on stock-based awards	1.3	4.9
Net cash used in financing activities	(109.2)	(35.6)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(12.5)	1.8
Decrease in cash and cash equivalents	(240.6)	(93.4)
Cash and cash equivalents
Beginning of period	653.9	740.7
End of period	$413.3	$647.3
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

In April of 2015, the Financial Accounting Standards Board ("FASB") updated the guidance related to the presentation of debt issuance costs. The new standard requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires the guidance to be applied retrospectively. The update is effective for fiscal years beginning after December 15, 2015 and the Company does not expect adoption of this guidance will have a material impact on its financial statements.

In February 2015, the FASB amended the current consolidation guidance. The new guidance will impact the determination of whether an entity is a variable interest entity ("VIE") and when a company holds a variable interest in a VIE by introducing specific amendments relating to limited partnerships, outsourced decision makers and service providers, and related parties. The guidance is effective for annual and interim periods beginning after December 2015. The Company does not expect adoption of this guidance will have a material impact on its financial statements.

In January 2015, the FASB issued new guidance to eliminate the concept of extraordinary items as part of its initiative to reduce complexity in accounting standards. The guidance is effective for annual and interim periods beginning after December 2015 and may be applied prospectively or retrospectively. The Company does not expect adoption of this standard will have a material impact on its financial statements.

In August 2014, the FASB issued new guidance requiring an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and if those conditions exist, the required disclosures. The guidance is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. The Company does not expect adoption of this standard will have a material impact on its financial statements.

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

In May 2014, the FASB issued new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance was proposed to be effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not permitted. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year and that proposal is subject to a thirty day comment period. The Company is currently assessing the impact of adopting this standard on its financial statements.

HUBBELL INCORPORATED-Form 10-Q    7

Back to Contents

In April 2014, the FASB issued new guidance changing the criteria for determining which disposals of components of an entity can be presented as discontinued operations and modifying the related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of assets as held for sale after the effective date and is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. This amendment was adopted by the Company effective January 1, 2015 and had no impact on its financial statements.

NOTE 2 Business Acquisitions

In the first quarter of 2015, the Company acquired the majority of the net assets of the Acme Electric business division of Power Products,LLC and all of the outstanding common stock of Acme Electric de Mexico S. de R.L. de C.V. and Acme Electric Manufacturing de Mexico S. de R.L. de C.V. (collectively "Acme"). Acme was purchased for $67.3 million, net of cash received, and has been added to the Electrical segment, resulting in the recognition of intangible assets of $27.5 million and goodwill of $22.4 million. The $27.5 million of intangible assets consists primarily of customer relationships and tradenames and will be amortized over a weighted average period of approximately 19 years. The majority of the goodwill is expected to be deductible for tax purposes.

In the first quarter of 2015, the Company acquired the majority of net assets of the Turner Electric business division of Power Products, LLC ("Turner") constituting the transmission and substation switching business. Turner was purchased for $38.0 million, net of cash received, and has been added to the Power segment, resulting in the recognition of intangible assets of $21.3 million and goodwill of $12.5 million. The $21.3 million of intangible assets consists primarily of customer relationships and tradenames and will be amortized over a weighted average period of approximately 19 years. All of the goodwill associated with the Turner acquisition is expected to be deductible for tax purposes.

In the first quarter of 2015, the Company acquired all of the membership interests of the Electric Controller and Manufacturing Company, LLC ("EC&M"). EC&M was purchased for $21.2 million, net of cash received, and has been added to the Electrical segment, resulting in the recognition of intangible assets of $8.5 million and goodwill of $7.4 million. The $8.5 million of intangible assets consists primarily of customer relationships and tradenames and will be amortized over a weighted average period of approximately 16 years. All of the goodwill associated with the EC&M acquisition is expected to be deductible for tax purposes.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition related to these transactions (in millions):

Tangible assets acquired	$34.7
Intangible assets	57.3
Goodwill	42.3
Net deferred taxes	1.2
Other liabilities assumed	(9.0)
TOTAL CASH CONSIDERATION, NET	$126.5

The Condensed Consolidated Financial Statements include the results of operations of Acme, Turner and EC&M from the date of acquisition. Net sales and earnings related to these acquisitions for the three months ended March 31, 2015 were not significant to the consolidated results. Pro forma information related to these acquisitions has not been included because the impact to the Company’s consolidated results of operations was not material.

HUBBELL INCORPORATED-Form 10-Q    8

Back to Contents

NOTE 3 Segment Information

The Company’s reporting segments consist of the Electrical segment and the Power segment. The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2015	2014	2015	2014	2015	2014
Three Months Ended March 31,
Electrical	$569.7	$538.8	$63.4	$68.1	11.1%	12.6%
Power	240.0	220.7	41.6	36.7	17.3%	16.6%
TOTAL	$809.7	$759.5	$105.0	$104.8	13.0%	13.8%

NOTE 4 Inventories, net

Inventories, net are comprised of the following (in millions):

	March 31, 2015	December 31, 2014
Raw material	$166.1	$153.8
Work-in-process	98.5	94.8
Finished goods	305.0	277.6
	569.6	526.2
Excess of FIFO over LIFO cost basis	(84.1)	(84.4)
TOTAL	$485.5	$441.8

NOTE 5 Goodwill and Intangible Assets, net

Changes in the carrying values of goodwill for the three months ended March 31, 2015, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
BALANCE DECEMBER 31, 2014	$568.9	$305.8	$874.7
Current year acquisitions	29.8	12.5	42.3
Foreign currency translation and prior year acquisitions	0.8	(1.3)	(0.5)
BALANCE MARCH 31, 2015	$599.5	$317.0	$916.5

In 2015, the Company completed the acquisitions of Acme, Turner, and EC&M. The Acme and EC&M acquisitions were added to the Electrical segment, while the Turner acquisition was added to the Power segment. These acquisitions have been accounted for as business combinations and have resulted in the recognition of $42.3 million of goodwill. See also Note 2 – Business Acquisitions.

HUBBELL INCORPORATED-Form 10-Q    9

Back to Contents

The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheet is as follows (in millions):

	March 31, 2015		December 31, 2014
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$133.1	$(33.8)	$125.1	$(32.5)
Customer/agent relationships and other	309.7	(92.6)	263.0	(87.8)
Total	442.8	(126.4)	388.1	(120.3)
Indefinite-lived:
Tradenames and other	54.3	—	55.0	—
TOTAL	$497.1	$(126.4)	$443.1	$(120.3)

Amortization expense associated with these definite-lived intangible assets was $7.2 million and $5.4 million for the three months ended March 31, 2015 and 2014, respectively. Future amortization expense associated with these intangible assets is expected to be $21.0 million for the remainder of 2015, $26.6 million in 2016, $26.2 million in 2017, $24.2 million in 2018, $22.1 million in 2019, and $21.0 million in 2020 .

NOTE 6 Other Accrued Liabilities

Other accrued liabilities are comprised of the following (in millions):

	March 31, 2015	December 31, 2014
Customer program incentives	$19.9	$40.5
Accrued income taxes	24.1	5.8
Deferred revenue	16.2	18.2
Other	82.7	65.5
TOTAL	$142.9	$130.0

NOTE 7 Other Non-Current Liabilities

Other non-current liabilities are comprised of the following (in millions):

	March 31, 2015	December 31, 2014
Pensions	$116.4	$137.1
Other postretirement benefits	24.3	24.3
Deferred tax liabilities	74.7	74.5
Other	57.3	54.4
TOTAL	$272.7	$290.3

HUBBELL INCORPORATED-Form 10-Q    10

Back to Contents

NOTE 8 Total Equity

Total equity is comprised of the following (in millions, except per share amounts):

	March 31, 2015	December 31, 2014
Common stock, $.01 par value:
Class A - authorized 50.0 shares; issued and outstanding 7.2 and 7.2 shares	$0.1	$0.1
Class B - authorized 150.0 shares; issued and outstanding 50.7 and 51.3 shares	0.5	0.5
Additional paid-in-capital	73.4	146.7
Retained earnings	1,973.9	1,944.1
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(123.0)	(124.7)
Cumulative translation adjustment	(63.7)	(39.9)
Unrealized gain on investment, net of tax	0.3	0.3
Cash flow hedge gain, net of tax	0.7	—
Total Accumulated other comprehensive loss	(185.7)	(164.3)
Hubbell shareholders’ equity	1,862.2	1,927.1
Noncontrolling interest	9.0	8.6
TOTAL EQUITY	$1,871.2	$1,935.7

A summary of the changes in equity for the three months ended March 31, 2015 and 2014 is provided below (in millions):

	Three Months Ended March 31
	2015			2014
	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity
EQUITY, JANUARY 1,	$1,927.1	$8.6	$1,935.7	$1,906.4	$8.4	$1,914.8
Total comprehensive income	41.0	1.0	42.0	67.5	1.1	68.6
Stock-based compensation	3.7	—	3.7	3.2	—	3.2
Exercise of stock options	—	—	—	0.5	—	0.5
Income tax windfall from stock-based awards, net	1.3	—	1.3	4.9	—	4.9
Repurchase/surrender of common shares	(78.6)	—	(78.6)	(18.1)	—	(18.1)
Issuance of shares related to directors’ deferred compensation	0.2	—	0.2	0.5	—	0.5
Dividends to noncontrolling interest	—	(0.6)	(0.6)	—	(0.4)	(0.4)
Cash dividends declared	(32.5)	—	(32.5)	(29.6)	—	(29.6)
EQUITY, MARCH 31,	$1,862.2	$9.0	$1,871.2	$1,935.3	$9.1	$1,944.4

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statement of Comprehensive Income.

HUBBELL INCORPORATED-Form 10-Q    11

Back to Contents

NOTE 9 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the three months ended March 31, 2015 is provided below (in millions):

(debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2014	$—	$0.3	$(124.7)	$(39.9)	$(164.3)
Other comprehensive income (loss) before reclassifications	1.2	—	—	(23.8)	(22.6)
Amounts reclassified from accumulated other comprehensive loss	(0.5)	—	1.7	—	1.2
Current period other comprehensive income (loss)	0.7	—	1.7	(23.8)	(21.4)
BALANCE AT MARCH 31, 2015	$0.7	$0.3	$(123.0)	$(63.7)	$(185.7)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$0.7	$0.4		Cost of goods sold
	0.7	0.4		Total before tax
	(0.2)	(0.1)		Tax (expense) benefit
	$0.5	$0.3		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.2	$0.1	(a)
Actuarial gains/(losses)	(2.9)	(0.9)	(a)
	(2.7)	(0.8)		Total before tax
	1.0	0.3		Tax benefit (expense)
	$(1.7)	$(0.5)		(Loss) gain net of tax
Losses reclassified into earnings	$(1.2)	$(0.2)		(Loss) gain net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11 - Pension and Other Benefits for additional details).

HUBBELL INCORPORATED-Form 10-Q    12

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

The following table sets forth the computation of earnings per share for the three months ended March 31, 2015 and 2014 (in millions, except per share amounts):

	Three Months Ended March 31
	2015	2014
Numerator:
Net income attributable to Hubbell	$62.4	$64.2
Less: Earnings allocated to participating securities	0.2	0.2
Net income available to common shareholders	$62.2	$64.0
Denominator:
Average number of common shares outstanding	58.0	59.0
Potential dilutive common shares	0.3	0.5
Average number of diluted shares outstanding	58.3	59.5
Earnings per share:
Basic	$1.07	$1.08
Diluted	$1.07	$1.08

The Company did not have any significant anti-dilutive securities during the three months ended March 31, 2015 and 2014. The calculation of diluted earnings per share for the three months ended March 31, 2015 excludes 28,675 performance shares granted in December 2014 that are subject to a performance condition. Those shares are excluded from the calculation of diluted earnings per share for the three months ended March 31, 2015 because all necessary performance conditions have not been satisfied at the end of that reporting period.

NOTE 11 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three months ended March 31, 2015 and 2014 (in millions):

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Three Months Ended March 31,
Service cost	$4.5	$3.7	$—	$—
Interest cost	10.1	10.2	0.3	0.2
Expected return on plan assets	(13.2)	(11.3)	—	—
Amortization of prior service cost	—	0.1	(0.2)	(0.2)
Amortization of actuarial losses/(gains)	2.9	0.9	—	—
NET PERIODIC BENEFIT COST	$4.3	$3.6	$0.1	$—

Employer Contributions

Although the Company is not required under the Pension Protection Act of 2006 to make any contributions to its qualified domestic benefit pension plans during 2015, the Company made a voluntary contribution to its qualified domestic defined benefit pension plan of $20 million in January 2015. We do not anticipate further contributions to the qualified domestic defined benefit pension plan in 2015. The Company anticipates making required contributions of approximately $2.8 million to its foreign pension plans during 2015, of which $0.6 million has been contributed through March 31, 2015.

HUBBELL INCORPORATED-Form 10-Q    13

Back to Contents

NOTE 12 Guarantees

The Company records a liability equal to the fair value of guarantees in the Condensed Consolidated Balance Sheet in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of March 31, 2015 and December 31, 2014, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the three months ended March 31, 2015 are set forth below (in millions):

BALANCE AT DECEMBER 31, 2014	$13.7
Provision	2.6
Expenditures/other	(2.8)
BALANCE AT MARCH 31, 2015	$13.5

HUBBELL INCORPORATED-Form 10-Q    14

Back to Contents

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

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at March 31, 2015 and December 31, 2014 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Total
March 31, 2015
Money market funds(a)	$166.6	$—	$166.6
Available for sale investments	—	45.4	45.4
Trading securities	9.7	—	9.7
Deferred compensation plan liabilities	(9.7)	—	(9.7)
Derivatives:
Forward exchange contracts	—	1.4	1.4
	$166.6	$46.8	$213.4

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Total
December 31, 2014
Money market funds(a)	$365.9	$—	$365.9
Available for sale investments	—	43.0	43.0
Trading securities	8.9	—	8.9
Deferred compensation plan liabilities	(8.9)	—	(8.9)
Derivatives:
Forward exchange contracts	—	0.7	0.7
	$365.9	$43.7	$409.6
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

During the three months ended March 31, 2015 there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. During the three months ended March 31, 2015 and as of December 31, 2014, the Company did not have any financial assets or liabilities that fell within the Level 3 hierarchy.

HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents

Investments

At March 31, 2015 and December 31, 2014, the Company had $45.4 million and $43.0 million, respectively, of municipal bonds classified as available-for-sale securities. The Company also had $9.7 million and $8.9 million of trading securities at March 31, 2015 and December 31, 2014, respectively. These investments are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During the three months ended March 31, 2015 and 2014, the Company purchased $0.8 million and $1.1 million, respectively, of trading securities related to these deferred compensation plans. As a result of participant distributions, the Company sold $0.2 million of these trading securities during the three months ended March 31, 2015 and March 31, 2014. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

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

The fair values of derivative instruments in the Condensed Consolidated Balance Sheet are as follows (in millions):

	Asset/(Liability) Derivatives
		Fair Value
Derivatives designated as hedges	Balance Sheet Location	March 31, 2015	December 31, 2014
Forward exchange contracts designated as cash flow hedges	Deferred taxes and other	$1.4	$0.7

Forward exchange contracts

In 2015 and 2014, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases by one of its Canadian subsidiaries. As of March 31, 2015, the Company had 18 individual forward exchange contracts for a notional $1.0 million each, which have various expiration dates through March 2016. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

Interest rate locks

Prior to the issuance of long-term notes in 2010 and 2008, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2010 interest rate lock resulted in a pretax $1.6 million loss while the 2008 interest rate lock resulted in a pretax $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. The amortization associated with these interest rate locks is reclassified from Accumulated other comprehensive loss to Interest expense, net in the Condensed Consolidated Statement of Income. The amortization reclassification for the three ended March 31, 2015 and 2014 was not material. As of both March 31, 2015 and December 31, 2014 there was $0.4 million of net unamortized losses reflected in Accumulated other comprehensive loss.

HUBBELL INCORPORATED-Form 10-Q    16

Back to Contents

The following table summarizes the results of cash flow hedging relationships for the three months ended March 31, 2015 and 2014 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings (Effective Portion)
Derivative Instrument	2015	2014	(Effective Portion)	2015	2014
Forward exchange contract	$1.2	$0.5	Cost of goods sold	$0.7	$0.4

There was no hedge ineffectiveness with respect to the forward exchange cash flow hedges during the three months ended March 31, 2015 and 2014.

Long-term Debt

The total carrying value of long-term debt as of March 31, 2015 and December 31, 2014 was $597.7 million and $597.6 million, respectively, net of unamortized discount. As of March 31, 2015 and December 31, 2014, the estimated fair value of the long-term debt was $649.3 million and $645.1 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

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

NOTE 15 Restructuring Costs

In the first quarter of 2015, we incurred costs for restructuring actions initiated in 2015 as well as costs involving restructuring actions initiated in the prior year. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions.

Pretax restructuring costs incurred in each of our segments and the location of the costs in the Condensed Consolidated Statement of Income for the three months ended March 31, 2015 is as follows (in millions):

	Cost of goods sold	Selling & administrative expense	Total
Electrical Segment	$1.9	$0.1	$2.0
Power Segment	0.7	—	0.7
Total	$2.6	$0.1	$2.7

HUBBELL INCORPORATED-Form 10-Q    17

Back to Contents

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning balance 1/1/15	Pretax Restructuring Costs	Utilization and Foreign Exchange	Ending Balance 3/31/15
Current Year Restructuring Actions
Severance	$—	$0.2	$(0.2)	$—
Asset write-downs	—	0.8	(0.8)	—
Facility closure and other costs	—	0.2	(0.2)	—
Total Current Year Restructuring Actions	$—	$1.2	$(1.2)	$—
Prior Year Restructuring Actions
Severance	$2.8	$0.1	$(1.0)	$1.9
Asset write-downs	—	—	—	—
Facility closure and other costs	0.9	1.4	(1.2)	1.1
Total Prior Year Restructuring Actions	$3.7	$1.5	$(2.2)	$3.0
Total Restructuring Actions	$3.7	$2.7	$(3.4)	$3.0

The expected, incurred and remaining costs for our restructuring actions is as follows (in millions):

	Expected Costs	Costs incurred in 2014	Costs incurred in 2015	Remaining costs at 3/31/15
Current Year Restructuring Actions
Electrical Segment	$1.0	$—	$0.5	$0.5
Power Segment	0.7	—	0.7	—
Total Current Year Restructuring Actions	1.7	—	1.2	0.5
Prior Year Restructuring Actions
Electrical Segment	10.1	5.5	1.5	3.1
Power Segment	—	—	—	—
Total Prior Year Restructuring Actions	10.1	5.5	1.5	3.1
Total Restructuring Actions	$11.8	$5.5	$2.7	$3.6

HUBBELL INCORPORATED-Form 10-Q    18

Back to Contents

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the United Kingdom, Brazil and Australia. The Company also participates in joint ventures in Taiwan and Hong Kong, and maintains offices in Singapore, China, India, Mexico, South Korea and countries in the Middle East. The Company employs approximately 15,800 individuals worldwide.

The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for the three months ended March 31, 2015 are included under “Segment Results” within this Management’s Discussion and Analysis.

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

Price realization and productivity improvements are key areas of focus for our company. Productivity programs impact virtually all functional areas within the Company by rationalizing our manufacturing footprint and initiating restructuring actions, reducing or eliminating waste and improving processes. We continue to expand our efforts surrounding global product and component sourcing and supplier cost reduction programs. Value engineering efforts, product transfers and the use of lean process improvement techniques are expected to continue to increase manufacturing efficiency. In addition, we continue to build upon the benefits of our enterprise resource planning system across all functions and have also implemented a sustainability program across the organization. Material costs represent a significant portion of our cost of goods sold; therefore volatility in this area can significantly impact profitability. Our goal is to have pricing and productivity programs that offset material and other inflationary cost increases as well as pay for investments in key growth areas.

Results of Operations – First Quarter of 2015 compared to the First Quarter of 2014

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended March 31
	2015	% of Net sales	2014	% of Net sales
Net sales	$809.7		$759.5
Cost of goods sold	557.0	68.8%	514.5	67.7%
Gross profit	252.7	31.2%	245.0	32.3%
Selling & administrative ("S&A") expense	147.7	18.2%	140.2	18.5%
Operating income	105.0	13.0%	104.8	13.8%
Net income attributable to Hubbell	62.4	7.7%	64.2	8.5%
Earnings per share - diluted	$1.07		$1.08

Our consolidated results of operations in the first quarter of 2015 include what we refer to as "restructuring and related costs". Restructuring actions support our cost reduction efforts involving the consolidation of manufacturing and distribution facilities and workforce reductions. Restructuring-related costs are one-time costs associated with our business transformation initiatives, including the consolidation of back-office functions and streamlining our processes.

We believe defining restructuring and related costs in this manner and quantifying those costs is useful to assess the impact of restructuring activities and business transformation initiatives on our results of operations. Restructuring and related costs is a non-GAAP measure.

HUBBELL INCORPORATED-Form 10-Q    19

Back to Contents

The following table reconciles our restructuring costs to our restructuring and related costs for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31
	2015	2014	2015	2014	2015	2014
	Cost of sales		S&A expense		Total
Restructuring costs (See Note 15 - Restructuring Costs)	$2.6	$—	$0.1	$—	$2.7	$—
Restructuring related costs	1.3	—	0.4	—	1.7	—
Restructuring and related costs (non-GAAP measure)	$3.9	$—	$0.5	$—	$4.4	$—

Of the $4.4 million of restructuring and related costs incurred in the first quarter of 2015, $3.2 million is recorded in the Electrical segment and $1.2 million is recored in the Power segment.

We expect that that our full year diluted earnings per share in 2015 could include approximately $0.25 of restructuring and related costs. Our full year expectation includes the impact of actions that have been initiated through March 31, 2015 as well as actions we expect to initiate in the remainder of 2015, as we continue to evaluate actions and will pursue those that meet our required targets for returns and payback.

Net Sales

Net sales of $809.7 million for the first quarter of 2015 increased seven percent compared to the first quarter of 2014 due to higher organic volume and completed acquisitions, offset partially by the impact of foreign currency translation. Higher organic volume and acquisitions each added four percentage points to net sales, offset by one percentage point of unfavorable foreign currency translation.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold increased to 68.8% in the first quarter of 2015 compared to 67.7% in the first quarter of 2014. Cost of goods sold for the three months ended March 31, 2015 includes restructuring and related costs in the first quarter of 2015, unfavorable product and business mix, and the unfavorable impact of net pricing, cost increases, and productivity. Restructuring and related costs contributed approximately 50 basis points to the increase.

Gross Profit

The consolidated gross profit margin in the first quarter of 2015 was 31.2% compared to 32.3% in the first quarter of 2014. Gross profit margin for the three months ended March 31, 2015 includes restructuring and related costs in the first quarter of 2015, unfavorable product and business mix, and the unfavorable impact of net pricing, cost increases, and productivity. Restructuring and related costs contributed approximately 50 basis points to the decline.

Selling & Administrative Expenses

S&A expense in the first quarter of 2015 was $147.7 million compared to $140.2 million in the first quarter of 2014. The $7.5 million increase in S&A expense was primarily due to the addition of S&A expense of acquired businesses. As a percentage of net sales, S&A expense decreased to 18.2% in the first quarter of 2015 compared to 18.5% in the first quarter of 2014 primarily due to volume leverage.

Total Other Expense

Total other expense, which is primarily interest expense on long-term debt and also includes foreign currency transaction gains or losses, was $10.3 million in the first quarter of 2015 compared to $8.7 million in the first quarter of 2014. The $1.6 million increase was primarily due to higher net foreign currency transaction losses in the first quarter of 2015 as compared to the same period of 2014.

HUBBELL INCORPORATED-Form 10-Q    20

Back to Contents

Income Taxes

The effective tax rate in the first quarter of 2015 increased to 33.1% from 32.0% in the first quarter of 2014 primarily due to the absence of a benefit related to a discrete item recorded in the first quarter of 2014 and a relative increase in domestic earnings and decrease in foreign earnings in low tax jurisdictions.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell decreased three percent in the first quarter of 2015 as compared to the first quarter of 2014. Higher operating income of $0.2 million, which includes $4.4 million of restructuring and related costs, was more than offset by higher income tax expense and foreign currency exchange losses. Earnings per diluted share in the first quarter of 2015 were $1.07 as compared to $1.08 in the first quarter of 2014. The average number of diluted shares outstanding at the end of the first quarter of 2015 was lower by approximately 1.2 million shares as compared to the first quarter of 2014.

Segment Results

ELECTRICAL

	Three Months Ended March 31
(In millions)	2015	2014
Net sales	$569.7	$538.8
Operating income	$63.4	$68.1
Operating margin	11.1%	12.6%

Net sales in the Electrical segment increased six percent in the first quarter of 2015 compared to the first quarter of 2014. The increase in net sales was due to higher organic volume, contributing four percentage points, and completed acquisitions, contributing four percentage points, offset partially by the impact of foreign currency translation.

Within the segment, net sales of electrical systems products increased three percent in the first quarter of 2015 compared to the first quarter of 2014. Of the three percent net sales increase in the first quarter of 2015, acquisitions accounted for four percent and higher organic volume accounted for one percent, partially offset by the impact of foreign currency translation. Organic growth in electrical systems was driven by growth coming from the non-residential market, offset by lower net sales of our Harsh and Hazardous products connected to energy-related industries. Sales of lighting products increased twelve percent in the first quarter of 2015 compared to the first quarter 2014, eight percent due to organic growth and four percent due to acquisitions. Organic growth in sales of lighting products was led by the commercial and industrial market, which grew by ten percent.

Operating income in the Electrical segment for the first quarter of 2015 was $63.4 million and decreased seven percent, or $4.7 million, compared to the first quarter of 2014. Operating margin in the first quarter of 2015 decreased by 150 basis points to 11.1% as compared to the same period of 2014. The decrease in operating margin is primarily due to restructuring and related costs incurred in the first quarter of 2015, unfavorable product and business mix, and the unfavorable net impact of pricing, cost increases, and productivity, offset partially by higher volume. Cost increases in the first quarter of 2015 include an estimated charge relating to a commercial negotiation, which contributed approximately 90 basis points to the decline in operating margin. Restructuring and related costs contributed 60 basis points to the decline in operating margin and acquisitions were approximately 30 basis points dilutive to operating margin in the first quarter of 2015 as compared to the same period in 2014.

POWER

	Three Months Ended March 31
(In millions)	2015	2014
Net sales	$240.0	$220.7
Operating income	$41.6	$36.7
Operating margin	17.3%	16.6%

Net sales in the Power segment increased nearly nine percent in the first quarter of 2015 compared to the first quarter of 2014. Completed acquisitions added five percentage points and organic volume added four percentage points to net sales, slightly offset by the impact of foreign currency translation. The increase in organic volume was due primarily to higher sales of distribution products.

HUBBELL INCORPORATED-Form 10-Q    21

Back to Contents

Operating income in the first quarter of 2015 was $41.6 million and increased by thirteen percent compared to the first quarter of 2014. Operating margin in the first quarter of 2015 expanded by 70 basis points to 17.3% as compared to the same period of 2014. Operating margin for the first quarter of 2015 primarily reflects the favorable impact of higher organic volume partially offset by the dilutive impact of completed acquisitions and restructuring and related costs incurred in the first quarter of 2015. Each of these offsetting items had an approximately 50 basis point impact to margin.

Outlook

For 2015, we expect our overall net sales to increase by five to seven percent compared to 2014, with acquisitions contributing mid-single digits. We expect foreign currency translation could reduce net sales by approximately one percent compared to 2014.

Third party forecasts for our end markets point to improving organic demand in each of our businesses, with the exception of significantly weaker energy related markets which we expect could contract. We expect the aggregate growth for our end markets could range from flat to approximately two percent growth in 2015 led by high single digit growth in the residential market. The non-residential market is expected to grow in the mid-single digit range, industrial market growth is expected to be in the low single digit range, while transmission and distribution products in the utility market are anticipated to grow by one to two percent. We anticipate our net sales could benefit from growth in these end markets, but could also be dampened by a twenty to twenty five percent decline in the markets for our Harsh and Hazardous products in 2015, which reflects an expectation of continued weakness in energy related markets.

We plan to continue to work on productivity initiatives and to make other strategic investments aimed at improving our cost structure and operating efficiency, including improved sourcing, product redesign and lean projects focused on both factory and back office efficiencies. Looking ahead, we plan to initiate new restructuring and related actions in 2015 and complete those that were initiated in 2014. In 2015 we expect our earnings per diluted share could include approximately $0.25 cents of restructuring and related costs and anticipate those activities and investments will generate savings in 2016 in excess of those costs. We also anticipate continued cost increases from certain materials, healthcare and other inflationary costs, including higher pension costs.

From a profitability standpoint, we expect our operating margins may be impacted by growth in sales of lower margin products and lower sales of our higher margin Harsh and Hazardous products. We anticipate that our 2015 acquisitions will contribute incremental earnings, but will be approximately 30 basis points dilutive to operating margin in 2015 as those acquisitions are burdened in the early periods with the impact of purchase accounting amortization. Additionally, foreign exchange could continue to be a headwind in 2015 driven primarily by a strong U.S. dollar. We anticipate that our full year diluted earnings per share in 2015 will be in the range of $5.35 to $5.55, including approximately $0.25 of restructuring and related costs.

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

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Three Months Ended March 31
(In millions)	2015	2014
Net cash provided by (used in):
Operating activities	$25.8	$43.4
Investing activities	(144.7)	(103.0)
Financing activities	(109.2)	(35.6)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(12.5)	1.8
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(240.6)	$(93.4)

HUBBELL INCORPORATED-Form 10-Q    22

Back to Contents

Cash provided by operating activities for the three months ended March 31, 2015 decreased from the comparable period in 2014, due primarily to a $20 million voluntary contribution the Company made to its qualified domestic defined benefit pension plan in the first three months of 2015. There were no contributions to the qualified domestic defined benefit pension plan in the three months ended March 31, 2014.

Cash used for investing activities of $144.7 million in the three months ended March 31, 2015 compared to cash used of $103.0 million during the comparable period in 2014. This increase is primarily due to an increase in net cash used for acquisitions in the first three months of 2015 as compared to the same period in 2014.

Cash used for financing activities of $109.2 million in the three months ended March 31, 2015 compared to cash used of $35.6 million during the comparable period of 2014. This increase is primarily the result of $64.5 million of higher spending on the repurchase of common shares.

The unfavorable impact of foreign currency exchange rates on cash was $12.5 million in the three months ended March 31, 2015 and is primarily related to the U.S. dollar strengthening against several currencies, most notably the British pound, Canadian dollar, Australian dollar, and the Euro.

Investments in the Business

Investments in our business include cash outlays for the acquisition of businesses as well as expenditures to support our restructuring and related activities and to maintain the operation of our equipment and facilities.

During the first three months of 2015, the Company completed the acquisitions of Acme,Turner and EC&M for $126.5 million, net of cash received. The Company continues to assess opportunities to expand sales through acquisitions of businesses that fill product gaps or allow for expansion into new markets. See also Note 2 - Business Acquisitions in the Notes to Condensed Consolidated Financial Statements.

In the first quarter of 2015 we initiated certain restructuring actions and we also continued to incur costs relating to restructuring actions initiated in the prior year. Costs relating to restructuring actions will primarily include severance and employee benefits, facility exit costs and asset impairment charges. These costs will be predominantly settled in cash and will be funded by our operating activities.

The table below presents the cost incurred in the first quarter of 2015, additional expected costs and estimated completion date for restructuring actions initiated in the prior year and separately for those initiated in the first three months of 2015 (in millions):

	Costs Incurred in first quarter of 2015	Additional Expected Costs	Expected Completion Date
Current Year Restructuring Actions	$1.5	$3.1	2015
Prior Year Restructuring Actions	1.2	0.5	2015
Total	$2.7	$3.6

During the first three months of 2015, we used cash of $16.3 million for capital expenditures, an increase of $3.6 million from the comparable period of 2014.

Stock Repurchase Program

In October 2014, the Board of Directors approved a new stock repurchase program (the “October 2014 program”) and authorized the repurchase of up to $300 million of Class A and Class B Common Stock. As of March 31, 2015, $153.5 million remains authorized for repurchases under the October 2014 program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

HUBBELL INCORPORATED-Form 10-Q    23

Back to Contents

Debt to Capital

At March 31, 2015 and December 31, 2014, the Company had $597.7 million and $597.6 million, respectively, of senior long-term notes, net of unamortized discount. These long-term fixed-rate notes, with amounts of $300 million due in both 2018 and 2022 are callable with a make whole provision and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at March 31, 2015.

During 2013, the Company entered into a credit agreement for a 5.0 million Brazilian Reais line of credit to support its Brazilian operations. This line of credit expires in October 2016; however, any undrawn balance is subject to an annual review by the lender. This line is not subject to annual commitment fees. Short-term debt may also be comprised of borrowings of Chinese Renminbi under existing lines of credit used to support its operations in China. The Company had no short-term debt outstanding at March 31, 2015.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	March 31, 2015	December 31, 2014
Total Debt	$597.7	$599.0
Total Hubbell Shareholders’ Equity	1,862.2	1,927.1
TOTAL CAPITAL	$2,459.9	$2,526.1
Total Debt to Total Capital	24%	24%
Cash and Investments	468.4	705.8
NET DEBT	$129.3	$(106.8)
Net Debt to Total Capital	5%	(4)%

Liquidity

We measure liquidity on the basis of our ability to meet short-term and long-term operational funding needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, cash dividend payments, stock repurchases, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms. The Company had $413.3 million of cash and cash equivalents at March 31, 2015, of which approximately 82% was held outside of the United States.

As of March 31, 2015, the Company’s $500 million revolving credit facility had not been drawn against. The credit facility, which serves as a backup to our commercial paper program, expires in March 2018. The interest rate applicable to borrowing under the credit agreement is generally either the prime rate or a surcharge over LIBOR. The single financial covenant in the $500 million credit facility, which the Company is in compliance with, requires that total debt not exceed 55% of total capitalization. Annual commitment fees to support availability under the credit facility are not material.

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

We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2014. Since December 31, 2014, there were no material changes to our contractual obligations.

Internal cash generation together with currently available cash and investments, available borrowing facilities and credit lines, if needed, are expected to be sufficient to fund operations, the current rate of cash dividends, capital expenditures, and an increase in working capital that would be required to accommodate a higher level of business activity for the foreseeable future, including the next twelve months. We actively seek to expand by acquisition as well as through the growth of our current businesses. While a significant acquisition may require additional debt and/or equity financing, we believe that we would be able to obtain additional financing based on our historical earnings performance and financial position.

HUBBELL INCORPORATED-Form 10-Q    24

Back to Contents

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first three months of 2015, there were no significant changes in our estimates and critical accounting policies.

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

•
Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

HUBBELL INCORPORATED-Form 10-Q    25

Back to Contents

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

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the first three months of 2015. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In October 2014, the Board of Directors approved a new stock repurchase program (“October 2014 program”) and authorized the repurchase of up to $300 million of Class A and Class B Common Stock. As of March 31, 2015, $153.5 million remains authorized for repurchases under the October 2014 program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

	Total Number of Class B Shares Purchased	Average Price Paid per Class B	Approximate Value of Shares that May Yet Be Purchased Under the Programs
Period	(000’s)	Share	(in millions)
BALANCE AS OF DECEMBER 31, 2014			$229.5
January 2015	—	$—	$229.5
February 2015	425	113.92	$181.1
March 2015	250	110.18	$153.5
TOTAL FOR THE QUARTER ENDED MARCH 31, 2015	675	$112.53

The Company did not repurchase any Class A Common Stock during the three months ended March 31, 2015.

HUBBELL INCORPORATED-Form 10-Q    27

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith

HUBBELL INCORPORATED-Form 10-Q    28

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 24, 2015

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Joseph A. Capozzoli
	William R. Sperry		Joseph A. Capozzoli
	Senior Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)

HUBBELL INCORPORATED-Form 10-Q    29