Form 10-Q
period 2015-06-30
HUBBELL INC
filed 2015-07-24
CIK 48898

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			☐	☑

The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of July 15, 2015 were 7,167,506 and 50,703,910 respectively.

HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2015	2014	2015	2014
Net sales	$874.0	$855.8	$1,683.7	$1,615.3
Cost of goods sold	589.9	563.3	1,146.9	1,077.8
Gross profit	284.1	292.5	536.8	537.5
Selling & administrative expenses	157.4	148.8	305.1	289.0
Operating income	126.7	143.7	231.7	248.5
Interest expense, net	(7.4)	(7.0)	(15.1)	(14.5)
Other (expense) income, net	(1.3)	(0.3)	(3.8)	(1.5)
Total other expense	(8.7)	(7.3)	(18.9)	(16.0)
Income before income taxes	118.0	136.4	212.8	232.5
Provision for income taxes	36.7	45.6	68.1	76.4
Net income	81.3	90.8	144.7	156.1
Less: Net income attributable to noncontrolling interest	1.2	0.6	2.2	1.7
Net income attributable to Hubbell	$80.1	$90.2	$142.5	$154.4
Earnings per share
Basic	$1.39	$1.53	$2.46	$2.61
Diluted	$1.37	$1.51	$2.44	$2.59
Cash dividends per common share	$0.56	$0.50	$1.12	$1.00
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,
(in millions)	2015	2014
Net income	$81.3	$90.8
Other comprehensive income (loss):
Foreign currency translation adjustments	13.6	10.0
Pension and post retirement benefit plans’ prior service costs and net actuarial gains, net of taxes of ($0.9) and ($0.2)	1.8	0.4
Unrealized loss on investments, net of taxes of $0.0 and $0.0	(0.1)	0.1
Unrealized gain (loss) on cash flow hedges, net of taxes of $0.1 and $0.3	(0.7)	(0.6)
Other comprehensive income (loss)	14.6	9.9
Total comprehensive income	95.9	100.7
Less: Comprehensive income attributable to noncontrolling interest	1.2	0.6
Comprehensive income attributable to Hubbell	$94.7	$100.1
See notes to unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
(in millions)	2015	2014
Net income	$144.7	$156.1
Other comprehensive income (loss):
Foreign currency translation adjustments	(10.2)	12.7
Pension and post retirement benefit plans’ prior service costs and net actuarial gains, net of taxes of ($1.9) and $(0.5)	3.5	0.9
Unrealized loss on investments, net of taxes of $0.0 and $0.0	(0.1)	—
Unrealized gain on cash flow hedges, net of taxes of $0.3 and $0.2	—	(0.4)
Other comprehensive income (loss)	(6.8)	13.2
Total comprehensive income	137.9	169.3
Less: Comprehensive income attributable to noncontrolling interest	2.2	1.7
Comprehensive income attributable to Hubbell	$135.7	$167.6
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$444.3	$653.9
Short-term investments	10.4	7.8
Accounts receivable, net	512.5	469.8
Inventories, net	511.9	441.8
Deferred taxes and other	57.7	56.1
Total Current Assets	1,536.8	1,629.4
Property, Plant, and Equipment, net	409.0	401.2
Other Assets
Investments	43.1	44.1
Goodwill	920.2	874.7
Intangible assets, net	368.1	322.8
Other long-term assets	52.9	50.6
TOTAL ASSETS	$3,330.1	$3,322.8
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$0.2	$1.4
Accounts payable	279.8	244.0
Accrued salaries, wages and employee benefits	54.6	76.0
Accrued insurance	54.2	47.8
Other accrued liabilities	127.5	130.0
Total Current Liabilities	516.3	499.2
Long-Term Debt	597.8	597.6
Other Non-Current Liabilities	279.5	290.3
TOTAL LIABILITIES	1,393.6	1,387.1
Total Hubbell Shareholders’ Equity	1,927.4	1,927.1
Noncontrolling interest	9.1	8.6
Total Equity	1,936.5	1,935.7
TOTAL LIABILITIES AND EQUITY	$3,330.1	$3,322.8
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in millions)	2015	2014
Cash Flows from Operating Activities
Net income	$144.7	$156.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.9	38.9
Deferred income taxes	(2.0)	6.1
Stock-based compensation	7.3	6.7
Tax benefit on stock-based awards	(1.8)	(6.2)
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(37.4)	(47.1)
Increase in inventories, net	(51.3)	(31.2)
Increase in current liabilities	18.8	(9.4)
Changes in other assets and liabilities, net	(3.1)	(8.6)
Contribution to qualified defined benefit pension plans	(21.7)	(2.8)
Other, net	2.3	(1.3)
Net cash provided by operating activities	98.7	101.2
Cash Flows from Investing Activities
Capital expenditures	(34.5)	(27.1)
Acquisition of businesses, net of cash acquired	(127.0)	(147.3)
Purchases of available-for-sale investments	(5.6)	(6.0)
Proceeds from available-for-sale investments	4.1	4.7
Other, net	1.5	1.4
Net cash used in investing activities	(161.5)	(174.3)
Cash Flows from Financing Activities
Short-term debt borrowings	0.2	0.7
Payments of short-term debt	(1.4)	—
Payment of dividends	(64.9)	(59.1)
Payment of dividends to noncontrolling interest	(1.7)	(1.3)
Repurchase of common shares	(76.0)	(23.3)
Proceeds from exercise of stock options	—	0.7
Tax benefit on stock-based awards	1.8	6.2
Other, net	—	0.1
Net cash used in financing activities	(142.0)	(76.0)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(4.8)	5.8
Decrease in cash and cash equivalents	(209.6)	(143.3)
Cash and cash equivalents
Beginning of period	653.9	740.7
End of period	$444.3	$597.4
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

In August 2014, the FASB issued new guidance requiring an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and if those conditions exist, the required disclosures. The guidance is effective for annual periods ending after December 15, 2015, and for annual and interim periods thereafter. The Company does not expect adoption of this standard will have a material impact on its financial statements.

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

In May 2014, the FASB issued new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance was proposed to be effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not permitted. On July 9, 2015, the FASB deferred the effective date of the new revenue recognition standard by one year. This means it is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently assessing the impact of adopting this standard on its financial statements.

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

NOTE 2 Business Acquisitions

In the first quarter of 2015, the Company acquired the majority of the net assets of the Acme Electric business division of Power Products,LLC and all of the outstanding common stock of Acme Electric de Mexico S. de R.L. de C.V. and Acme Electric Manufacturing de Mexico S. de R.L. de C.V. (collectively "Acme"). Acme was purchased for $67.6 million, net of cash received, and has been added to the Electrical segment, resulting in the recognition of intangible assets of $30.8 million and goodwill of $21.1 million. The $30.8 million of intangible assets consists primarily of customer relationships and tradenames and will be amortized over a weighted average period of approximately 20 years. The majority of the goodwill is expected to be deductible for tax purposes.

In the first quarter of 2015, the Company acquired the majority of net assets of the Turner Electric business division of Power Products, LLC ("Turner") constituting the transmission and substation switching business. Turner was purchased for $37.6 million, net of cash received, and has been added to the Power segment, resulting in the recognition of intangible assets of $22.0 million and goodwill of $11.8 million. The $22.0 million of intangible assets consists primarily of customer relationships and tradenames and will be amortized over a weighted average period of approximately 19 years. All of the goodwill associated with the Turner acquisition is expected to be deductible for tax purposes.

In the first quarter of 2015, the Company acquired all of the membership interests of the Electric Controller and Manufacturing Company, LLC ("EC&M"). EC&M was purchased for $21.6 million, net of cash received, and has been added to the Electrical segment, resulting in the recognition of intangible assets of $8.5 million and goodwill of $7.8 million. The $8.5 million of intangible assets consists primarily of customer relationships and tradenames and will be amortized over a weighted average period of approximately 16 years. All of the goodwill associated with the EC&M acquisition is expected to be deductible for tax purposes.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition related to these transactions (in millions):

Tangible assets acquired	$34.4
Intangible assets	61.3
Goodwill	40.7
Other liabilities assumed	(9.6)
TOTAL CASH CONSIDERATION, NET	$126.8

Cash used for the acquisition of businesses, net of cash acquired as reported in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015 is $127.0 million and includes an approximately $0.2 million payment in 2015 to settle the net working capital adjustment relating to an acquisition completed in the fourth quarter of 2014.

The Condensed Consolidated Financial Statements include the results of operations of Acme, Turner and EC&M from the date of acquisition. Net sales and earnings related to these acquisitions for the three and six months ended June 30, 2015 were not significant to the consolidated results. Pro forma information related to these acquisitions has not been included because the impact to the Company’s consolidated results of operations was not material.

HUBBELL INCORPORATED-Form 10-Q    8

Back to Contents

NOTE 3 Segment Information

The Company’s reporting segments consist of the Electrical segment and the Power segment. The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2015	2014	2015	2014	2015	2014
Three Months Ended June 30,
Electrical	$615.0	$612.4	$74.5	$95.5	12.1%	15.6%
Power	259.0	243.4	52.2	48.2	20.2%	19.8%
TOTAL	$874.0	$855.8	$126.7	$143.7	14.5%	16.8%
Six Months Ended June 30,
Electrical	$1,184.8	$1,151.2	$137.8	$163.6	11.6%	14.2%
Power	498.9	464.1	93.9	84.9	18.8%	18.3%
TOTAL	$1,683.7	$1,615.3	$231.7	$248.5	13.8%	15.4%

NOTE 4 Inventories, net

Inventories, net are comprised of the following (in millions):

	June 30, 2015	December 31, 2014
Raw material	$176.7	$153.8
Work-in-process	103.3	94.8
Finished goods	316.1	277.6
	596.1	526.2
Excess of FIFO over LIFO cost basis	(84.2)	(84.4)
TOTAL	$511.9	$441.8

NOTE 5 Goodwill and Intangible Assets, net

Changes in the carrying values of goodwill for the six months ended June 30, 2015, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
BALANCE DECEMBER 31, 2014	$568.9	$305.8	$874.7
Current year acquisitions	28.9	11.8	40.7
Foreign currency translation and prior year acquisitions	3.6	1.2	4.8
BALANCE JUNE 30, 2015	$601.4	$318.8	$920.2

In 2015, the Company closed the acquisitions of Acme, Turner, and EC&M. The Acme and EC&M acquisitions were added to the Electrical segment, while the Turner acquisition was added to the Power segment. These acquisitions have been accounted for as business combinations and have resulted in the recognition of $40.7 million of goodwill. See also Note 2 – Business Acquisitions.

The Company performs its goodwill impairment testing as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. The Company has elected to utilize the two step goodwill impairment testing process as permitted in the accounting guidance. Step 1 compares the fair value of the Company’s reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. If the carrying value of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment.

HUBBELL INCORPORATED-Form 10-Q    9

Back to Contents

Goodwill impairment testing requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. The Company uses internal discounted cash flow estimates to determine fair value. These cash flow estimates are derived from historical experience and future long-term business plans and the application of an appropriate discount rate. The Company used market-based multiples of select industrial competitors to validate the reasonableness of our internal discounted cash flow estimates of fair value. Changes in these estimates and assumptions could affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company’s estimated aggregate fair value of its reporting units are reasonable when compared to the Company’s market capitalization on the valuation date.

As of April 1, 2015, the impairment testing resulted in implied fair values for each reporting unit that exceeded the reporting unit’s carrying value, including goodwill. The Company did not have any reporting units at risk of failing Step 1 of the impairment test as the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) ranged from approximately 100% to approximately 300%. Additionally, the Company did not have any reporting units with zero or negative carrying amounts.

The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheet is as follows (in millions):

	June 30, 2015		December 31, 2014
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$133.7	$(35.4)	$125.1	$(32.5)
Customer/agent relationships and other	313.8	(98.5)	263.0	(87.8)
Total	447.5	(133.9)	388.1	(120.3)
Indefinite-lived:
Tradenames and other	54.5	—	55.0	—
TOTAL	$502.0	$(133.9)	$443.1	$(120.3)

Amortization expense associated with these definite-lived intangible assets was $14.2 million and $11.7 million for the six months ended June 30, 2015 and 2014, respectively. Future amortization expense associated with these intangible assets is expected to be $14.5 million for the remainder of 2015, $27.1 million in 2016, $26.6 million in 2017, $24.7 million in 2018, $22.3 million in 2019, and $21.2 million in 2020.

NOTE 6 Other Accrued Liabilities

Other accrued liabilities are comprised of the following (in millions):

	June 30, 2015	December 31, 2014
Customer program incentives	$28.2	$40.5
Accrued income taxes	5.2	5.8
Deferred revenue	16.1	18.2
Other	78.0	65.5
TOTAL	$127.5	$130.0

HUBBELL INCORPORATED-Form 10-Q    10

Back to Contents

NOTE 7 Other Non-Current Liabilities

Other non-current liabilities are comprised of the following (in millions):

	June 30, 2015	December 31, 2014
Pensions	$115.6	$137.1
Other postretirement benefits	24.3	24.3
Deferred tax liabilities	79.8	74.5
Other	59.8	54.4
TOTAL	$279.5	$290.3

NOTE 8 Total Equity

Total equity is comprised of the following (in millions, except per share amounts):

	June 30, 2015	December 31, 2014
Common stock, $.01 par value:
Class A - authorized 50.0 shares; issued and outstanding 7.2 and 7.2 shares	$0.1	$0.1
Class B - authorized 150.0 shares; issued and outstanding 50.7 and 51.3 shares	0.5	0.5
Additional paid-in-capital	76.3	146.7
Retained earnings	2,021.6	1,944.1
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(121.2)	(124.7)
Cumulative translation adjustment	(50.1)	(39.9)
Unrealized gain on investment, net of tax	0.2	0.3
Cash flow hedge gain, net of tax	—	—
Total Accumulated other comprehensive loss	(171.1)	(164.3)
Hubbell shareholders’ equity	1,927.4	1,927.1
Noncontrolling interest	9.1	8.6
TOTAL EQUITY	$1,936.5	$1,935.7

A summary of the changes in equity for the six months ended June 30, 2015 and 2014 is provided below (in millions):

	Six Months Ended June 30,
	2015			2014
	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity
EQUITY, JANUARY 1	$1,927.1	$8.6	$1,935.7	$1,906.4	$8.4	$1,914.8
Total comprehensive income	135.7	2.2	137.9	167.6	1.7	169.3
Stock-based compensation	7.0	—	7.0	6.3	—	6.3
Exercise of stock options	—	—	—	0.7	—	0.7
Income tax windfall from stock-based awards, net	1.6	—	1.6	6.2	—	6.2
Repurchase/surrender of common shares	(79.3)	—	(79.3)	(31.1)	—	(31.1)
Issuance of shares related to directors’ deferred compensation	0.2	—	0.2	0.5	—	0.5
Dividends to noncontrolling interest	—	(1.7)	(1.7)	—	(1.3)	(1.3)
Cash dividends declared	(64.9)	—	(64.9)	(59.2)	—	(59.2)
EQUITY, JUNE 30	$1,927.4	$9.1	$1,936.5	$1,997.4	$8.8	$2,006.2

HUBBELL INCORPORATED-Form 10-Q    11

Back to Contents

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statement of Comprehensive Income.

NOTE 9 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the six months ended June 30, 2015 is provided below (in millions):

(debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2014	$—	$0.3	$(124.7)	$(39.9)	$(164.3)
Other comprehensive income (loss) before reclassifications	0.8	(0.1)	—	(10.2)	(9.5)
Amounts reclassified from accumulated other comprehensive loss	(0.8)	—	3.5	—	2.7
Current period other comprehensive income (loss)	—	(0.1)	3.5	(10.2)	(6.8)
BALANCE AT JUNE 30, 2015	$—	$0.2	$(121.2)	$(50.1)	$(171.1)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three and six months ended June 30, 2015 and 2014 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$0.4	$0.2		Cost of goods sold
	0.4	0.2		Total before tax
	(0.1)	(0.1)		Tax (expense) benefit
	$0.3	$0.1		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.3	$0.2	(a)
Actuarial gains/(losses)	(3.0)	(0.8)	(a)
	(2.7)	(0.6)		Total before tax
	0.9	0.2		Tax benefit (expense)
	$(1.8)	$(0.4)		(Loss) gain net of tax
Losses reclassified into earnings	$(1.5)	$(0.3)		(Loss) gain net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11 - Pension and Other Benefits for additional details).

HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents

Details about Accumulated Other Comprehensive Loss Components	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$1.1	$0.6		Cost of goods sold
	1.1	0.6		Total before tax
	(0.3)	(0.2)		Tax (expense) benefit
	$0.8	$0.4		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.5	$0.3	(a)
Actuarial gains/(losses)	(5.9)	(1.7)	(a)
	(5.4)	(1.4)		Total before tax
	1.9	0.5		Tax benefit (expense)
	$(3.5)	$(0.9)		(Loss) gain net of tax
Losses reclassified into earnings	$(2.7)	$(0.5)		(Loss) gain net of tax

NOTE 10 Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Service-based and performance-based restricted stock granted by the Company is considered a participating security as these awards contain a non-forfeitable right to dividends.

The following table sets forth the computation of earnings per share for the three and six months ended June 30, 2015 and 2014 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to Hubbell	$80.1	$90.2	$142.5	$154.4
Less: Earnings allocated to participating securities	0.2	0.3	0.4	0.5
Net income available to common shareholders	$79.9	$89.9	$142.1	$153.9
Denominator:
Average number of common shares outstanding	57.7	59.0	57.9	59.0
Potential dilutive common shares	0.3	0.4	0.3	0.5
Average number of diluted shares outstanding	58.0	59.4	58.2	59.5
Earnings per share:
Basic	$1.39	$1.53	$2.46	$2.61
Diluted	$1.37	$1.51	$2.44	$2.59

The Company did not have any significant anti-dilutive securities during the three and six months ended June 30, 2015 and 2014. The calculation of diluted earnings per share for the three and six months ended June 30, 2015 excludes 28,096 and 28,403, respectively, of performance shares granted in December 2014 that are subject to a performance condition. Those shares are excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2015 because all necessary performance conditions were not satisfied at the end of those reporting periods.

HUBBELL INCORPORATED-Form 10-Q    13

Back to Contents

NOTE 11 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three and six months ended June 30, 2015 and 2014 (in millions):

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Three Months Ended June 30,
Service cost	$4.5	$3.8	$—	$—
Interest cost	10.1	10.2	0.3	0.4
Expected return on plan assets	(13.4)	(11.3)	—	—
Amortization of prior service cost	—	—	(0.3)	(0.2)
Amortization of actuarial losses/(gains)	3.0	0.9	—	(0.1)
NET PERIODIC BENEFIT COST	$4.2	$3.6	$—	$0.1
Six Months Ended June 30,
Service cost	$9.0	$7.5	$—	$—
Interest cost	20.2	20.4	0.6	0.6
Expected return on plan assets	(26.6)	(22.6)	—	—
Amortization of prior service cost	—	0.1	(0.5)	(0.4)
Amortization of actuarial losses/(gains)	5.9	1.8	—	(0.1)
NET PERIODIC BENEFIT COST	$8.5	$7.2	$0.1	$0.1

Employer Contributions

Although the Company is not required under the Pension Protection Act of 2006 to make any contributions to its qualified domestic benefit pension plans during 2015, the Company made a voluntary contribution to its qualified domestic defined benefit pension plan of $20 million in January 2015. We do not anticipate further contributions to the qualified domestic defined benefit pension plan in 2015. The Company anticipates making required contributions of approximately $2.8 million to its foreign pension plans during 2015, of which $1.7 million has been contributed through June 30, 2015.

NOTE 12 Guarantees

The Company records a liability equal to the fair value of guarantees in the Condensed Consolidated Balance Sheet in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of June 30, 2015 and December 31, 2014, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the six months ended June 30, 2015 are set forth below (in millions):

BALANCE AT DECEMBER 31, 2014	$13.7
Provision	5.3
Expenditures/other	(5.0)
BALANCE AT JUNE 30, 2015	$14.0

HUBBELL INCORPORATED-Form 10-Q    14

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

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly.

Level 3 – Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions.

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at June 30, 2015 and December 31, 2014 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Total
June 30, 2015
Money market funds(a)	$217.8	$—	$217.8
Available for sale investments	—	43.6	43.6
Trading securities	9.9	—	9.9
Deferred compensation plan liabilities	(9.9)	—	(9.9)
Derivatives:
Forward exchange contracts	—	0.6	0.6
Total	$217.8	$44.2	$262.0

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Total
December 31, 2014
Money market funds(a)	$365.9	$—	$365.9
Available for sale investments	—	43.0	43.0
Trading securities	8.9	—	8.9
Deferred compensation plan liabilities	(8.9)	—	(8.9)
Derivatives:
Forward exchange contracts	—	0.7	0.7
Total	$365.9	$43.7	$409.6
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

During the three and six months ended June 30, 2015 there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. During the six months ended June 30, 2015 and as of December 31, 2014, the Company did not have any financial assets or liabilities that fell within Level 3 of the hierarchy.

HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents

Investments

At June 30, 2015 and December 31, 2014, the Company had $43.6 million and $43.0 million, respectively, of municipal bonds classified as available-for-sale securities. The Company also had $9.9 million and $8.9 million of trading securities at June 30, 2015 and December 31, 2014, respectively. These investments are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During the six months ended June 30, 2015 and 2014, the Company purchased $1.0 million and $1.2 million, respectively, of trading securities related to these deferred compensation plans. As a result of participant distributions, the Company sold $0.2 million of these trading securities during the six months ended June 30, 2015 and June 30, 2014. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

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

The fair values of derivative instruments in the Condensed Consolidated Balance Sheet are as follows (in millions):

	Asset/(Liability) Derivatives
		Fair Value
Derivatives designated as hedges	Balance Sheet Location	June 30, 2015	December 31, 2014
Forward exchange contracts designated as cash flow hedges	Deferred taxes and other	$0.6	$0.7

Forward exchange contracts

In 2015 and 2014, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases by one of its Canadian subsidiaries. As of June 30, 2015, the Company had 18 individual forward exchange contracts for a notional $1.0 million each, which have various expiration dates through June 2016. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

Interest rate locks

Prior to the issuance of long-term notes in 2010 and 2008, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2010 interest rate lock resulted in a pre-tax $1.6 million loss while the 2008 interest rate lock resulted in a pre-tax $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. The amortization associated with these interest rate locks is reclassified from Accumulated other comprehensive loss to Interest expense, net in the Condensed Consolidated Statement of Income. The amortization reclassification for the three and six months ended June 30, 2015 and 2014 was not material. As of both June 30, 2015 and December 31, 2014 there was $0.4 million of net unamortized losses reflected in Accumulated other comprehensive loss.

HUBBELL INCORPORATED-Form 10-Q    16

Back to Contents

The following table summarizes the results of cash flow hedging relationships for the three months ended June 30, 2015 and 2014 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings (Effective Portion)
Derivative Instrument	2015	2014	(Effective Portion)	2015	2014
Forward exchange contract	$(0.7)	$(0.5)	Cost of goods sold	$0.3	$0.2

The following table summarizes the results of cash flow hedging relationships for the six months ended June 30, 2015 and 2014, (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings (Effective Portion)
Derivative Instrument	2015	2014	(Effective Portion)	2015	2014
Forward exchange contract	$0.8	$—	Cost of goods sold	$0.8	$0.6

There was no hedge ineffectiveness with respect to the forward exchange cash flow hedges during the three and six months ended June 30, 2015 and 2014.

Long-term Debt

The total carrying value of long-term debt as of June 30, 2015 and December 31, 2014 was $597.8 million and $597.6 million, respectively, net of unamortized discount. As of June 30, 2015 and December 31, 2014, the estimated fair value of the long-term debt was $638.6 million and $645.1 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

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

NOTE 15 Restructuring Costs

In the first six months of 2015, we incurred costs for restructuring actions initiated in 2015 as well as costs involving restructuring actions initiated in the prior year. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions.

HUBBELL INCORPORATED-Form 10-Q    17

Back to Contents

Pre-tax restructuring costs incurred in each of our segments and the location of the costs in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2015 is as follows (in millions):

Three Months Ended June 30, 2015	Cost of goods sold	Selling & administrative expense	Total
Electrical Segment	$5.4	$3.0	$8.4
Power Segment	—	0.5	0.5
Total Pre Tax Restructuring Costs	$5.4	$3.5	$8.9

Six Months Ended June 30, 2015	Cost of goods sold	Selling & administrative expense	Total
Electrical Segment	$7.3	$3.1	$10.4
Power Segment	0.7	0.5	1.2
Total Pre Tax Restructuring Costs	$8.0	$3.6	$11.6

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/15	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 6/30/15
Current Year Restructuring Actions
Severance	$—	$6.2	$(1.8)	$4.4
Asset write-downs	—	0.9	(0.9)	—
Facility closure and other costs	—	0.3	(0.3)	—
Total Current Year Restructuring Actions	$—	$7.4	$(3.0)	$4.4
Prior Year Restructuring Actions
Severance	$2.8	$(0.1)	$(2.2)	$0.5
Asset write-downs	—	0.2	(0.2)	—
Facility closure and other costs	0.9	4.1	(4.3)	0.7
Total Prior Year Restructuring Actions	$3.7	$4.2	$(6.7)	$1.2
Total Restructuring Actions	$3.7	$11.6	$(9.7)	$5.6

The actual and expected costs for our restructuring actions are as follows (in millions):

	Expected Costs	Costs incurred in the fourth quarter of 2014	Costs incurred in first six months of 2015	Remaining costs at 6/30/15
Current Year Restructuring Actions
Electrical Segment	$8.7	$—	$6.2	$2.5
Power Segment	1.9	—	1.2	0.7
Total Current Year Restructuring Actions	10.6	—	7.4	3.2
Prior Year Restructuring Actions
Electrical Segment	9.8	5.5	4.2	0.1
Power Segment	—	—	—	—
Total Prior Year Restructuring Actions	9.8	5.5	4.2	0.1
Total Restructuring Actions	$20.4	$5.5	$11.6	$3.3

HUBBELL INCORPORATED-Form 10-Q    18

Back to Contents

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the United Kingdom, Brazil and Australia. The Company also participates in joint ventures in Taiwan and Hong Kong, and maintains offices in Singapore, China, India, Mexico, South Korea and countries in the Middle East. The Company employs approximately 16,100 individuals worldwide.

The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for the three and six months ended June 30, 2015 are included under “Segment Results” within this Management’s Discussion and Analysis.

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

Results of Operations – Second Quarter of 2015 compared to the Second Quarter of 2014

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended June 30,
	2015	% of Net sales	2014	% of Net sales
Net sales	$874.0		$855.8
Cost of goods sold	589.9	67.5%	563.3	65.8%
Gross profit	284.1	32.5%	292.5	34.2%
Selling & administrative ("S&A") expense	157.4	18.0%	148.8	17.4%
Operating income	126.7	14.5%	143.7	16.8%
Net income attributable to Hubbell	80.1	9.2%	90.2	10.5%
Earnings per share - diluted	$1.37		$1.51

Our consolidated results of operations in the second quarter of 2015 include what we refer to as "restructuring and related costs". Restructuring actions support our cost reduction efforts involving the consolidation of manufacturing and distribution facilities and workforce reductions. Restructuring-related costs are one-time costs associated with our business transformation initiatives, including the consolidation of back-office functions and streamlining our processes.

We believe defining restructuring and related costs in this manner and quantifying those costs is useful to assess the impact of restructuring activities and business transformation initiatives on our results of operations. Restructuring and related costs is a non-GAAP measure.

HUBBELL INCORPORATED-Form 10-Q    19

Back to Contents

The following table reconciles our restructuring costs to our restructuring and related costs for the three months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,
	2015	2014	2015	2014	2015	2014
	Cost of goods sold		S&A expense		Total
Restructuring costs (See Note 15 - Restructuring Costs)	$5.4	$—	$3.5	$—	$8.9	$—
Restructuring related costs	4.2	—	2.7	—	6.9	—
Restructuring and related costs (non-GAAP measure)	$9.6	$—	$6.2	$—	$15.8	$—

Of the $15.8 million of restructuring and related costs incurred in the second quarter of 2015, $13.3 million is recorded in the Electrical segment and $2.5 million is recored in the Power segment.

We expect that our full year diluted earnings per share in 2015 could include approximately $0.45 of restructuring and related costs. Our full year expectation includes the impact of actions that have been initiated through June 30, 2015 as well as actions we expect to initiate in the remainder of 2015, as we continue to evaluate actions and pursue those that meet our required targets for returns and payback.

Net Sales

Net sales of $874.0 million for the second quarter of 2015 increased two percent compared to the second quarter of 2014 due to completed acquisitions and higher organic volume, offset partially by the impact of foreign currency translation. Completed acquisitions contributed three percentage points and higher organic volume added one percentage point to net sales, offset by two percentage points of unfavorable foreign currency translation.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold increased to 67.5% in the second quarter of 2015 compared to 65.8% in the second quarter of 2014. Cost of goods sold for the three months ended June 30, 2015 includes approximately 110 basis points of restructuring and related costs in the second quarter of 2015 and unfavorable product and business mix, partially offset by the favorable net impact of pricing, cost, and productivity.

Gross Profit

The consolidated gross profit margin in the second quarter of 2015 was 32.5% compared to 34.2% in the second quarter of 2014. Gross profit margin for the three months ended June 30, 2015 includes approximately 110 basis points of restructuring and related costs incurred in the second quarter of 2015 and unfavorable product and business mix, partially offset by the favorable net impact of pricing, cost, and productivity.

Selling & Administrative Expenses

S&A expense in the second quarter of 2015 was $157.4 million compared to $148.8 million in the second quarter of 2014. The $8.6 million increase in S&A expense was primarily due to restructuring and related costs incurred in the second quarter of 2015 and the addition of S&A expense of acquired businesses. As a percentage of net sales, S&A expense increased to 18.0% in the second quarter of 2015 compared to 17.4% in the second quarter of 2014 primarily due to approximately 70 basis points of restructuring and related costs incurred in the second quarter of 2015.

Total Other Expense

Total other expense, which includes interest expense on long-term debt and foreign currency transaction gains or losses, was $8.7 million in the second quarter of 2015 compared to $7.3 million in the second quarter of 2014. The $1.4 million increase was primarily due to net foreign currency transaction losses in the second quarter of 2015.

HUBBELL INCORPORATED-Form 10-Q    20

Back to Contents

Income Taxes

The effective tax rate in the second quarter of 2015 decreased to 31.1% from 33.4% in the second quarter of 2014 primarily due to a discrete tax benefit recorded in the second quarter of 2015.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell decreased eleven percent in the second quarter of 2015 as compared to the second quarter of 2014. Lower operating income of $17.0 million, which includes $15.8 million of restructuring and related costs and higher foreign currency transaction losses were offset partially by lower income tax expense. Earnings per diluted share in the second quarter of 2015 were $1.37, which includes $0.19 cents of restructuring and related costs as compared to $1.51 in the second quarter of 2014. The average number of diluted shares outstanding at the end of the second quarter of 2015 was lower by approximately 1.4 million shares as compared to the second quarter of 2014.

Segment Results

ELECTRICAL

	Three Months Ended June 30,
(In millions)	2015	2014
Net sales	$615.0	$612.4
Operating income	$74.5	$95.5
Operating margin	12.1%	15.6%

Net sales in the Electrical segment were slightly higher in the second quarter of 2015 compared to the second quarter of 2014, as the increase in net sales from completed acquisitions, contributing two percentage points, was offset by two percentage points of unfavorable foreign currency translation. Organic volume was slightly higher, by less than one percentage point.

Within the segment, net sales of lighting products increased five percent, while electrical systems products declined by two percent in the second quarter of 2015 compared to the second quarter of 2014. Growth in net sales of lighting products was balanced between the residential and commercial and industrial markets. The decline in net sales of electrical systems products is primarily due to a three percentage point decline in organic volume and three percentage points of unfavorable foreign currency translation, partially offset by four percent net sales growth from completed acquisitions. The decline in organic net sales volume is primarily due to lower net sales of products in the industrial and energy-related markets, primarily our Harsh and Hazardous products, partially offset by sales growth in our other electrical systems products.

Operating income in the Electrical segment for the second quarter of 2015 was $74.5 million and decreased 22% percent, or $21.0 million, compared to the second quarter of 2014. Operating margin in the second quarter of 2015 decreased by 350 basis points to 12.1% as compared to the same period of 2014. The decrease in operating margin is primarily due to approximately 220 basis points of restructuring and related costs incurred in the second quarter of 2015, as well as unfavorable product and business mix, the unfavorable net impact of pricing, cost and productivity, and the unfavorable impact of foreign exchange on material costs, partially offset by higher volume. Acquisitions contributed approximately 30 basis points to the decline in operating margin.

POWER

	Three Months Ended June 30,
(In millions)	2015	2014
Net sales	$259.0	$243.4
Operating income	$52.2	$48.2
Operating margin	20.2%	19.8%

Net sales in the Power segment increased six percent in the second quarter of 2015 compared to the second quarter of 2014. Completed acquisitions added four percentage points and organic volume added three percentage points to net sales, offset by one percentage point of unfavorable foreign currency translation. The increase in organic volume was primarily due to higher sales of telecommunications products.

HUBBELL INCORPORATED-Form 10-Q    21

Back to Contents

Operating income in the Power segment in the second quarter of 2015 was $52.2 million and increased by eight percent compared to the second quarter of 2014. Operating margin in the second quarter of 2015 expanded by 40 basis points to 20.2% as compared to the same period of 2014 primarily due to the favorable net impact of pricing, cost, and productivity, as well as higher organic volume, offset partially by approximately 100 basis points of restructuring and related costs incurred in the second quarter of 2015, and the unfavorable impact of foreign exchange. Acquisitions increased operating income, but reduced operating margin by approximately 30 basis points.

Results of Operations – Six Months Ended June 30, 2015 compared to the Six Months Ended June 30, 2014

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Six Months Ended June 30,
	2015	% of Net sales	2014	% of Net sales
Net sales	$1,683.7		$1,615.3
Cost of goods sold	1,146.9	68.1%	1,077.8	66.7%
Gross profit	536.8	31.9%	537.5	33.3%
Selling & administrative expense	305.1	18.1%	289.0	17.9%
Operating income	231.7	13.8%	248.5	15.4%
Net income attributable to Hubbell	142.5	8.5%	154.4	9.6%
Earnings per share - diluted	$2.44		$2.59

The following table reconciles our restructuring costs to our restructuring and related costs for the six months ended June 30, 2015 and 2014 (in millions):

	Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014
	Cost of goods sold		S&A expense		Total
Restructuring costs (See Note 15 - Restructuring Costs)	$8.0	$—	$3.6	$—	$11.6	$—
Restructuring related costs	5.5	—	3.1	—	8.6	—
Restructuring and related costs (non-GAAP measure)	$13.5	$—	$6.7	$—	$20.2	$—

Of the $20.2 million of restructuring and related costs incurred in the first six months of 2015, $16.5 million is recorded in the Electrical segment and $3.7 million is recorded in the Power segment.

Net Sales

Net sales of $1.7 billion for the first six months of 2015 increased four percent compared to the first six months of 2014 primarily due to completed acquisitions and higher organic volume, partially offset by the impact of foreign currency translation. Completed acquisitions added four percentage points and higher organic volume contributed two percentage points, offset by two percentage points of unfavorable foreign currency translation.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold increased to 68.1% for the first six months of 2015 compared to 66.7% for the first six months of 2014. Cost of goods sold for the six months ended June 30, 2015 includes approximately 80 basis points of restructuring and related costs, and the impact of unfavorable product and business mix. The net impact of pricing, cost, and productivity in the first six months of 2015 compared to the same period of the prior year was not significant.

HUBBELL INCORPORATED-Form 10-Q    22

Back to Contents

Gross Profit

The consolidated gross profit margin was 31.9% in the first six months of 2015 compared to 33.3% in the first six months of 2014. Gross profit margin for the six months ended June 30, 2015 includes approximately 80 basis points of restructuring and related costs, and the impact of unfavorable product and business mix. The net impact of pricing, cost, and productivity in the first six months of 2015 compared to the same period of the prior year was not significant.

Selling & Administrative Expenses

S&A expense in the first six months of 2015 was $305.1 million compared to $289.0 million in the first six months of 2014. The $16.1 million increase in S&A expense was primarily due to the addition of S&A expense of acquired businesses and restructuring and related costs incurred in the first six months of 2015. As a percentage of net sales, S&A expense increased to 18.1% of net sales in the first six months of 2015 compared to 17.9% in the comparable period of the prior year primarily due to approximately 40 basis points of restructuring and related costs incurred in the first six months of 2015, partially offset by volume leverage.

Total Other Expense

Total other expense, which includes interest expense on long-term debt and foreign currency transaction gains or losses, was $18.9 million in the first six months of 2015 compared to $16.0 million in the first six months of 2014. The $2.9 million increase was primarily due to higher net foreign currency transaction losses in the first six months of 2015 as compared to the same period of 2014.

Income Taxes

The effective tax rate in the first six months of 2015 decreased to 32.0% from 32.9% in the first six months of 2014 primarily due to a discrete tax benefit recorded in the second quarter of 2015.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell decreased eight percent in the first six months of 2015 as compared to the first six months of 2014. Lower operating income of $16.8 million, which includes $20.2 million of restructuring and related costs, and higher foreign currency transaction losses were offset partially by lower income tax expense. Earnings per diluted share in the first six months of 2015 were $2.44, which includes $0.24 cents of restructuring and related costs, as compared to $2.59 in the first six months of 2014. The average number of diluted shares outstanding for the first six months of 2015 was lower by approximately 1.3 million shares as compared to the same period of 2014.

Segment Results

ELECTRICAL

	Six Months Ended June 30,
(In millions)	2015	2014
Net sales	$1,184.8	$1,151.2
Operating income	$137.8	$163.6
Operating margin	11.6%	14.2%

Net sales in the Electrical segment increased three percent in the first six months of 2015 compared to the first six months of 2014 due to completed acquisitions and higher organic volume, partially offset by the impact of foreign currency translation. Compared to the first six months of 2014, acquisitions added three percentage points and organic volume added two percentage points to net sales, offset by two percentage points of foreign currency translation.

Within the segment, net sales of lighting products increased eight percent, while electrical systems products were flat in the first six months of 2015 compared to the first six months of 2014. Net sales of lighting products increased six percent due to organic growth and two percent due to acquisitions. Organic growth of lighting products was led by the commercial and industrial market, which grew by seven percent. Net sales of electrical systems products were flat, as four percent net sales growth from completed acquisitions was offset by three percentage points of unfavorable foreign currency translation and one percentage point attributable to lower organic volume. The decline in organic net sales volume is primarily due to lower net sales of products in the industrial and energy-related markets, primarily our Harsh and Hazardous products, partially offset by net sales growth in our other electrical systems products.

HUBBELL INCORPORATED-Form 10-Q    23

Back to Contents

Operating income in the Electrical segment for the first six months of 2015 was $137.8 million and decreased 16% percent, or $25.8 million, compared to the second quarter of 2014. Operating margin in the first six months of 2015 decreased by approximately 260 basis points to 11.6% as compared to the same period of 2014. The decrease in operating margin is primarily due to approximately 140 basis points of restructuring and related costs incurred in the first six months of 2015, as well as unfavorable product and business mix, the unfavorable impact of foreign exchange on material costs, and slightly lower results from the net impact of pricing, cost, and productivity. Acquisitions increased operating income, but contributed approximately 30 basis points to the decrease in operating margin.

POWER

	Six Months Ended June 30,
(In millions)	2015	2014
Net sales	$498.9	$464.1
Operating income	$93.9	$84.9
Operating margin	18.8%	18.3%

Net sales in the Power segment in the first six months of 2015 were $498.9 million, up seven percent versus the first six months of 2014. The impact of acquisitions added four percentage points to net sales and organic volume contributed four percentage points, partially offset by one percentage point of unfavorable foreign currency translation. The increase in organic volume was primarily due to higher sales of telecommunications and distribution products.

Operating income in the Power segment increased eleven percent to $93.9 million in the first six months of 2015 compared to the same period of 2014. Operating margin in the first six months of 2015 increased by 50 basis points to 18.8% as compared to the same period of 2014. The increase in operating margin is primarily due to the favorable net impact of pricing, cost and productivity, as well as higher organic volume, partially offset by approximately 90 basis points of restructuring and related costs incurred in the first six months of 2015. Acquisitions increased operating income, but reduced operating margin by approximately 40 basis points.

Outlook

For 2015, we expect our overall net sales to increase by approximately three to four percent compared to 2014, with acquisitions contributing approximately four percent, foreign currency translation to reduce net sales by approximately one percent, and aggregate growth of our end markets to be flat.

Within our end markets, we expect the non-residential and residential markets each to grow by five to six percent. Transmission and distribution products in the utility market are anticipated to grow by one to two percent. We anticipate our net sales could benefit from growth in these end markets, but could also be dampened by slowing growth in the industrial market, which is expected to be flat or to grow by up to two percent, as well as a twenty to twenty-five percent decline in the markets for our Harsh and Hazardous products in 2015, with each reflecting an expectation of continued weakness in industrial and energy-related markets.

In response to these end market conditions, we continue to work on productivity initiatives and to make other strategic investments aimed at improving our cost structure and operating efficiency, including improved sourcing, product redesign and lean projects focused on both factory and back office efficiencies. In the second half of 2015, we plan to continue to initiate new restructuring and related actions. In 2015 we expect our earnings per diluted share to include approximately $0.45 cents of restructuring and related costs. We anticipate restructuring and related activities will generate incremental savings in 2015 of approximately $0.10 cents per diluted share and incremental savings in 2016 of approximately $0.30 cents per diluted share. We also anticipate continued cost increases from certain materials, healthcare and other inflationary costs, including higher pension costs.

From a profitability standpoint, we expect our operating margins in 2015 may be impacted by growth in sales of lower margin products and lower sales of our higher margin Harsh and Hazardous products as well as by lower net sales in the industrial market. We anticipate that our 2015 acquisitions will contribute incremental earnings, but will reduce operating margin by approximately 30 basis points in 2015. Additionally, foreign exchange could continue to be a headwind in the second half of 2015 driven primarily by a strong U.S. dollar.

We anticipate that our full year diluted earnings per share in 2015 will be in the range of $4.95 to $5.15, including approximately $0.45 cents of restructuring and related costs. Our expectation for full year diluted earnings per share in 2015 reflects our outlook for end market conditions, the impact of expected sales mix, and continued spending on cost reduction initiatives.

In 2015, we anticipate free cash flow (defined as cash flows from operations less capital expenditures) to be approximately 90% of net income and to include the impact of increased spending in 2015 on restructuring and related activities as well as higher capital spending on new product development.

HUBBELL INCORPORATED-Form 10-Q    24

Back to Contents

Finally, with our strong financial position, we expect to continue to enhance shareholder value through capital deployment including both share repurchases and acquisitions. We are increasing our expectation for full year 2015 share repurchases to approximately $150 million.

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Six Months Ended June 30,
(In millions)	2015	2014
Net cash provided by (used in):
Operating activities	$98.7	$101.2
Investing activities	(161.5)	(174.3)
Financing activities	(142.0)	(76.0)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(4.8)	5.8
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(209.6)	$(143.3)

Cash provided by operating activities for the six months ended June 30, 2015 decreased by approximately 3% as compared to the same period in 2014 as the impact of a $20 million voluntary contribution the Company made to its qualified domestic defined benefit pension plan in the first six months of 2015 and lower net income in the first six months of 2015 were partially offset primarily by lower usage of cash for working capital. There were no contributions to the qualified domestic defined benefit pension plan in the six months ended June 30, 2014.

Cash used for investing activities was $161.5 million in the six months ended June 30, 2015 compared to cash used of $174.3 million during the comparable period in 2014. This decrease is primarily due to a decrease in net cash used for acquisitions in the first six months of 2015 as compared to the same period in 2014, partially offset by higher capital expenditures in the first six months of 2015 as compared to the same period in 2014.

Cash used for financing activities was $142 million in the six months ended June 30, 2015 compared to cash used of $76 million during the comparable period of 2014. This increase is primarily the result of $52.7 million of higher spending on the repurchase of Class B common shares during the first six months of 2015.

The unfavorable impact of foreign currency exchange rates on cash was $4.8 million in the six months ended June 30, 2015 and is primarily related to the U.S. dollar strengthening against several currencies, primarily the Canadian dollar, Australian dollar, and the Euro.

HUBBELL INCORPORATED-Form 10-Q    25

Back to Contents

Investments in the Business

Investments in our business include cash outlays for the acquisition of businesses as well as expenditures to support our restructuring and related activities and to maintain the operation of our equipment and facilities.

During the first six months of 2015, the Company completed the acquisitions of Acme,Turner and EC&M for $126.8 million, net of cash received. The Company continues to assess opportunities to expand sales through acquisitions of businesses that fill product gaps or allow for expansion into new markets. See also Note 2 - Business Acquisitions in the Notes to Condensed Consolidated Financial Statements.

Beginning in the fourth quarter of 2014 and through the first six months of 2015 we have initiated certain restructuring actions, exiting seven facilities and initiating actions we expect will impact more than 250 positions. Costs relating to restructuring actions will primarily include severance and employee benefits, facility exit costs and asset impairment charges. These costs will be predominantly settled in cash and will be funded by our operating activities.

The table below presents the cost incurred in the six months ended June 30, 2015, additional expected costs and estimated completion date for restructuring actions initiated in the prior year and separately for those initiated in the first six months of 2015 (in millions):

	Costs Incurred in the six months ended June 30, 2015	Additional Expected Costs	Expected Completion Date
Current Year Restructuring Actions	$7.4	$3.2	2015
Prior Year Restructuring Actions	4.2	0.1	2015
Total	$11.6	$3.3

During the first six months of 2015, we used cash of $34.5 million for capital expenditures, an increase of $7.4 million from the comparable period of 2014.

Stock Repurchase Program

In October 2014, the Board of Directors approved a new stock repurchase program (the “October 2014 program”) and authorized the repurchase of up to $300 million of Class A and Class B Common Stock. As of June 30, 2015, $153.5 million remains authorized for repurchases under the October 2014 program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows. Our expectation for full year 2015 share repurchases is approximately $150 million.

Debt to Capital

At June 30, 2015 and December 31, 2014, the Company had $597.8 million and $597.6 million, respectively, of senior long-term notes, net of unamortized discount. These long-term fixed-rate notes, with amounts of $300 million due in both 2018 and 2022 are callable with a make whole provision and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at June 30, 2015.

During 2013, the Company entered into a credit agreement for a 5.0 million Brazilian Reais line of credit to support its Brazilian operations. This line of credit expires in October 2016; however, any undrawn balance is subject to an annual review by the lender. This line is not subject to annual commitment fees. Short-term debt may also be comprised of borrowings of Chinese Renminbi under existing lines of credit used to support its operations in China. The Company had $0.2 million of short-term debt outstanding at June 30, 2015.

HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	June 30, 2015	December 31, 2014
Total Debt	$598.0	$599.0
Total Hubbell Shareholders’ Equity	1,927.4	1,927.1
TOTAL CAPITAL	$2,525.4	$2,526.1
Total Debt to Total Capital	24%	24%
Cash and Investments	497.8	705.8
NET DEBT	$100.2	$(106.8)
Net Debt to Total Capital	4%	(4)%

Liquidity

We measure liquidity on the basis of our ability to meet short-term and long-term operational funding needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, cash dividend payments, stock repurchases, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms. The Company had $444.3 million of cash and cash equivalents at June 30, 2015, of which approximately 69% was held outside of the United States.

As of June 30, 2015, the Company’s $500 million revolving credit facility had not been drawn against. The credit facility, which serves as a backup to our commercial paper program, expires in March 2018. The interest rate applicable to borrowing under the credit agreement is generally either the prime rate or a surcharge over LIBOR. The single financial covenant in the $500 million credit facility, which the Company is in compliance with, requires that total debt not exceed 55% of total capitalization. Annual commitment fees to support availability under the credit facility are not material.

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

HUBBELL INCORPORATED-Form 10-Q    27

Back to Contents

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first six months of 2015, there were no significant changes in our estimates and critical accounting policies.

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our expected capital resources, liquidity, financial performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding restructuring plans and expected associated costs and benefits, expected future financial performance, or improvement in operating results, anticipated market conditions and productivity initiatives are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

•	Changes in demand for our products, market conditions, product quality, or product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	The expected benefits and the timing of other actions in connection with our Enterprise Resource Planning ("ERP") system.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected or future levels of operating cash flow, indebtedness and capital spending.

•	General economic and business conditions in particular industries, markets or geographic regions, as well as inflationary trends.

•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	A major disruption in one or more of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations and relocations.

•
Changes in our relationships with, or the financial condition or performance of, key distributors and other customers, agents or business partners which could adversely affect our results of operations.

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions.

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Ability to carry out future acquisitions and strategic investments in our core businesses as well as the acquisition related costs.

•	The ability to effectively implement ERP systems without disrupting operational and financial processes.

•	Unanticipated difficulties integrating acquisitions as well as the realization of expected synergies and benefits anticipated when we first enter into a transaction.

•	The ability of governments to meet their financial obligations.

•	Political unrest in foreign countries.

•	Natural disasters.

•	Failure of information technology systems or security breaches resulting in unauthorized disclosure of confidential information.

•	Future repurchases of common stock under our common stock repurchase program.

•	Changes in accounting principles, interpretations, or estimates.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

•
Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

HUBBELL INCORPORATED-Form 10-Q    28

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

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the first six months of 2015. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED-Form 10-Q    29

Back to Contents

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In October 2014, the Board of Directors approved a new stock repurchase program (“October 2014 program”) and authorized the repurchase of up to $300 million of Class A and Class B Common Stock. As of June 30, 2015, $153.5 million remains authorized for repurchases under the October 2014 program. Depending upon numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market and privately negotiated transactions during our normal trading windows.

The Company did not repurchase any Class A or Class B Common Stock during the three months ended June 30, 2015.

HUBBELL INCORPORATED-Form 10-Q    30

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.1	Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated May 5, 2015	8-K	000-02958	10.1	5-11-15	*
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    31

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 24, 2015

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Joseph A. Capozzoli
	William R. Sperry		Joseph A. Capozzoli
	Senior Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)

HUBBELL INCORPORATED-Form 10-Q    32