Form 10-Q
period 2015-09-30
HUBBELL INC
filed 2015-10-23
CIK 48898

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares outstanding of the Class A Common Stock and Class B Common Stock as of October 15, 2015 were 7,167,506 and 50,714,255 respectively.

HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2015	2014	2015	2014
Net sales	$877.0	$895.3	$2,560.7	$2,510.6
Cost of goods sold	585.9	599.1	1,732.8	1,676.9
Gross profit	291.1	296.2	827.9	833.7
Selling & administrative expenses	160.1	153.4	465.2	442.4
Operating income	131.0	142.8	362.7	391.3
Interest expense, net	(7.6)	(7.5)	(22.7)	(22.0)
Other (expense) income, net	(8.3)	(0.5)	(12.1)	(2.0)
Total other expense	(15.9)	(8.0)	(34.8)	(24.0)
Income before income taxes	115.1	134.8	327.9	367.3
Provision for income taxes	40.4	44.3	108.5	120.7
Net income	74.7	90.5	219.4	246.6
Less: Net income attributable to noncontrolling interest	1.4	0.9	3.6	2.6
Net income attributable to Hubbell	$73.3	$89.6	$215.8	$244.0
Earnings per share
Basic	$1.27	$1.52	$3.73	$4.13
Diluted	$1.27	$1.51	$3.71	$4.10
Cash dividends per common share	$0.56	$0.50	$1.68	$1.50
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,
(in millions)	2015	2014
Net income	$74.7	$90.5
Other comprehensive income (loss):
Foreign currency translation adjustments	(29.9)	(24.2)
Pension and post retirement benefit plans’ prior service costs and net actuarial gains, net of taxes of ($1.0) and ($0.1)	1.8	0.7
Unrealized loss on investments, net of taxes of $0.0 and $0.0	—	—
Unrealized gain (loss) on cash flow hedges, net of taxes of ($0.2) and ($0.2)	0.6	0.5
Other comprehensive income (loss)	(27.5)	(23.0)
Total comprehensive income	47.2	67.5
Less: Comprehensive income attributable to noncontrolling interest	1.4	0.9
Comprehensive income attributable to Hubbell	$45.8	$66.6
See notes to unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
(in millions)	2015	2014
Net income	$219.4	$246.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(40.1)	(11.5)
Pension and post retirement benefit plans’ prior service costs and net actuarial gains, net of taxes of ($2.9) and ($0.6)	5.3	1.6
Unrealized loss on investments, net of taxes of $0.0 and $0.0	(0.1)	—
Unrealized gain on cash flow hedges, net of taxes of ($0.2) and $0.0	0.6	0.1
Other comprehensive income (loss)	(34.3)	(9.8)
Total comprehensive income	185.1	236.8
Less: Comprehensive income attributable to noncontrolling interest	3.6	2.6
Comprehensive income attributable to Hubbell	$181.5	$234.2
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$433.8	$653.9
Short-term investments	9.9	7.8
Accounts receivable, net	530.9	469.8
Inventories, net	527.0	441.8
Deferred taxes and other	64.5	56.1
Total Current Assets	1,566.1	1,629.4
Property, Plant, and Equipment, net	411.0	401.2
Other Assets
Investments	47.4	44.1
Goodwill	928.5	874.7
Intangible assets, net	379.6	322.8
Other long-term assets	49.9	50.6
TOTAL ASSETS	$3,382.5	$3,322.8
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$0.4	$1.4
Accounts payable	270.1	244.0
Accrued salaries, wages and employee benefits	67.5	76.0
Accrued insurance	54.2	47.8
Other accrued liabilities	161.3	130.0
Total Current Liabilities	553.5	499.2
Long-Term Debt	597.9	597.6
Other Non-Current Liabilities	277.5	290.3
TOTAL LIABILITIES	1,428.9	1,387.1
Total Hubbell Shareholders’ Equity	1,943.9	1,927.1
Noncontrolling interest	9.7	8.6
Total Equity	1,953.6	1,935.7
TOTAL LIABILITIES AND EQUITY	$3,382.5	$3,322.8
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in millions)	2015	2014
Cash Flows from Operating Activities
Net income	$219.4	$246.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63.6	59.0
Deferred income taxes	(10.8)	4.6
Stock-based compensation	10.8	9.9
Tax benefit on stock-based awards	(1.9)	(7.8)
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(60.5)	(88.4)
Increase in inventories, net	(70.3)	(49.8)
Increase in current liabilities	57.0	54.0
Changes in other assets and liabilities, net	5.0	13.1
Contribution to qualified defined benefit pension plans	(22.1)	(3.0)
Other, net	2.9	0.1
Net cash provided by operating activities	193.1	238.3
Cash Flows from Investing Activities
Capital expenditures	(52.3)	(42.6)
Acquisition of businesses, net of cash acquired	(163.3)	(163.9)
Purchases of available-for-sale investments	(15.2)	(6.6)
Proceeds from available-for-sale investments	9.1	8.6
Other, net	2.1	1.6
Net cash used in investing activities	(219.6)	(202.9)
Cash Flows from Financing Activities
Short-term debt borrowings	0.6	0.7
Payments of short-term debt	(1.6)	—
Payment of dividends	(97.2)	(88.6)
Payment of dividends to noncontrolling interest	(2.5)	(1.7)
Repurchase of common shares	(76.0)	(35.0)
Proceeds from exercise of stock options	—	1.1
Tax benefit on stock-based awards	1.9	7.8
Other, net	0.1	(0.1)
Net cash used in financing activities	(174.7)	(115.8)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(18.9)	(6.5)
Decrease in cash and cash equivalents	(220.1)	(86.9)
Cash and cash equivalents
Beginning of period	653.9	740.7
End of period	$433.8	$653.8
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Recent Accounting Pronouncements

In September of 2015, the Financial Accounting Standards Board ("FASB") updated the guidance related to measurement-period adjustments in business combinations.The new standard eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively, instead the acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The update is effective for fiscal years beginning after December 15, 2015 with early adoption permitted. This amendment was early adopted by the Company effective September 30, 2015 and had no material impact on its financial statements.

In April of 2015, the FASB updated the guidance related to the presentation of debt issuance costs. The new standard requires debt issuance costs, related to a recognized debt liability, be presented as debt rather than deferred charges within the financial statements. This guidance will be effective for the Company beginning in the first quarter of 2016 on a retrospective basis, with early adoption optional. The Company does not expect adoption of this guidance will have a material impact on its financial statements.

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

In May 2014, the FASB issued new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance was proposed to be effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not permitted. On July 9, 2015, the FASB deferred the effective date of the new revenue recognition standard by one year. This means it is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 with earlier application permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the impact of adopting this standard on its financial statements.

HUBBELL INCORPORATED-Form 10-Q    7

Back to Contents

NOTE 2 Business Acquisitions

In the first quarter of 2015, the Company acquired the majority of the net assets of the Acme Electric business division of Power Products, LLC and all of the outstanding common stock of Acme Electric de Mexico S. de R.L. de C.V. and Acme Electric Manufacturing de Mexico S. de R.L. de C.V. (collectively "Acme"). Acme was purchased for $67.4 million, net of cash received, and has been added to the Electrical segment, resulting in the recognition of intangible assets of $30.8 million and goodwill of $21.2 million. The $30.8 million of intangible assets consists primarily of customer relationships and tradenames and will be amortized over a weighted average period of approximately 20 years. The majority of the goodwill is expected to be deductible for tax purposes.

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

In the third quarter of 2015, the Company acquired the majority of net assets of GasBreaker, a flow valve manufacturer in the natural gas industry. GasBreaker was purchased for $36.5 million, net of cash received, and has been added to the Electrical segment, resulting in the recognition of intangible assets of $20.4 million and goodwill of $13.7 million. The $20.4 million of intangible assets consist primarily of tradenames and customer relationships which will be amortized over a weighted average period of approximately 17 years. All of the goodwill associated with the GasBreaker acquisition is expected to be deductible for tax purposes.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition related to these transactions (in millions):

Tangible assets acquired	$36.8
Intangible assets	81.7
Goodwill	54.5
Other liabilities assumed	(9.9)
TOTAL CASH CONSIDERATION, NET	$163.1

Cash used for the acquisition of businesses, net of cash acquired as reported in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 is $163.3 million and includes an approximately $0.2 million payment in 2015 to settle the net working capital adjustment relating to an acquisition completed in the fourth quarter of 2014.

The Condensed Consolidated Financial Statements include the results of operations of the acquired entities from the date of acquisition. Net sales and earnings related to these acquisitions for the three and nine months ended September 30, 2015 were not significant to the consolidated results. Pro forma information related to these acquisitions has not been included because the impact to the Company’s consolidated results of operations was not material.

HUBBELL INCORPORATED-Form 10-Q    8

Back to Contents

NOTE 3 Segment Information

The Company’s reporting segments consist of the Electrical segment and the Power segment. The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2015	2014	2015	2014	2015	2014
Three Months Ended September 30,
Electrical	$617.5	$641.6	$78.8	$92.6	12.8%	14.4%
Power	259.5	253.7	52.2	50.2	20.1%	19.8%
TOTAL	$877.0	$895.3	$131.0	$142.8	14.9%	15.9%
Nine Months Ended September 30,
Electrical	$1,802.3	$1,792.8	$216.6	$256.2	12.0%	14.3%
Power	758.4	717.8	146.1	135.1	19.3%	18.8%
TOTAL	$2,560.7	$2,510.6	$362.7	$391.3	14.2%	15.6%

NOTE 4 Inventories, net

Inventories, net are comprised of the following (in millions):

	September 30, 2015	December 31, 2014
Raw material	$177.1	$153.8
Work-in-process	109.3	94.8
Finished goods	324.8	277.6
	611.2	526.2
Excess of FIFO over LIFO cost basis	(84.2)	(84.4)
TOTAL	$527.0	$441.8

NOTE 5 Goodwill and Intangible Assets, net

Changes in the carrying values of goodwill for the nine months ended September 30, 2015, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
BALANCE DECEMBER 31, 2014	$568.9	$305.8	$874.7
Current year acquisitions (Note 2 – Business Acquisitions)	42.7	11.8	54.5
Foreign currency translation and prior year acquisitions	(0.1)	(0.6)	(0.7)
BALANCE SEPTEMBER 30, 2015	$611.5	$317.0	$928.5

In 2015, the Company closed the acquisitions of Acme, Turner, EC&M, and GasBreaker. The Acme, EC&M and GasBreaker acquisitions were added to the Electrical segment, while the Turner acquisition was added to the Power segment. These acquisitions have been accounted for as business combinations and have resulted in the recognition of $54.5 million of goodwill. See Note 2 – Business Acquisitions for additional information.

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

Back to Contents

The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheet is as follows (in millions):

	September 30, 2015		December 31, 2014
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$133.7	$(36.6)	$125.1	$(32.5)
Customer/agent relationships and other	331.5	(102.8)	263.0	(87.8)
Total	465.2	(139.4)	388.1	(120.3)
Indefinite-lived:
Tradenames and other	53.8	—	55.0	—
TOTAL	$519.0	$(139.4)	$443.1	$(120.3)

Amortization expense associated with definite-lived intangible assets was $20.9 million and $18.0 million for the nine months ended September 30, 2015 and 2014, respectively. Future amortization expense associated with these intangible assets is expected to be $8.5 million for the remainder of 2015, $28.9 million in 2016, $28.3 million in 2017, $26.4 million in 2018, $23.9 million in 2019, and $22.7 million in 2020.

NOTE 6 Other Accrued Liabilities

Other accrued liabilities are comprised of the following (in millions):

	September 30, 2015	December 31, 2014
Customer program incentives	$34.8	$40.5
Accrued income taxes	14.8	5.8
Deferred revenue	16.1	18.2
Other	95.6	65.5
TOTAL	$161.3	$130.0

NOTE 7 Other Non-Current Liabilities

Other non-current liabilities are comprised of the following (in millions):

	September 30, 2015	December 31, 2014
Pensions	$115.4	$137.1
Other postretirement benefits	24.3	24.3
Deferred tax liabilities	81.1	74.5
Other	56.7	54.4
TOTAL	$277.5	$290.3

HUBBELL INCORPORATED-Form 10-Q    10

Back to Contents

NOTE 8 Total Equity

Total equity is comprised of the following (in millions, except per share amounts):

	September 30, 2015	December 31, 2014
Common stock, $.01 par value:
Class A - authorized 50.0 shares; issued and outstanding 7.2 and 7.2 shares	$0.1	$0.1
Class B - authorized 150.0 shares; issued and outstanding 50.7 and 51.3 shares	0.5	0.5
Additional paid-in-capital	79.4	146.7
Retained earnings	2,062.5	1,944.1
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(119.4)	(124.7)
Cumulative translation adjustment	(80.0)	(39.9)
Unrealized gain on investment, net of tax	0.2	0.3
Cash flow hedge gain, net of tax	0.6	—
Total Accumulated other comprehensive loss	(198.6)	(164.3)
Hubbell shareholders’ equity	1,943.9	1,927.1
Noncontrolling interest	9.7	8.6
TOTAL EQUITY	$1,953.6	$1,935.7

A summary of the changes in equity for the nine months ended September 30, 2015 and 2014 is provided below (in millions):

	Nine Months Ended September 30,
	2015			2014
	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity
EQUITY, JANUARY 1	$1,927.1	$8.6	$1,935.7	$1,906.4	$8.4	$1,914.8
Total comprehensive income	181.5	3.6	185.1	234.2	2.6	236.8
Stock-based compensation	10.2	—	10.2	9.4	—	9.4
Exercise of stock options	—	—	—	1.1	—	1.1
Income tax windfall from stock-based awards, net	1.9	—	1.9	7.8	—	7.8
Repurchase/surrender of common shares	(79.8)	—	(79.8)	(45.0)	—	(45.0)
Issuance of shares related to directors’ deferred compensation	0.2	—	0.2	0.5	—	0.5
Dividends to noncontrolling interest	—	(2.5)	(2.5)	—	(1.7)	(1.7)
Cash dividends declared	(97.2)	—	(97.2)	(88.7)	—	(88.7)
EQUITY, SEPTEMBER 30	$1,943.9	$9.7	$1,953.6	$2,025.7	$9.3	$2,035.0

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statement of Comprehensive Income.

On August 24, 2015, the Company announced a plan to reclassify its common stock to eliminate the existing two-class structure (the “Reclassification”).

To effect the Reclassification, the Company will amend and restate its Restated Certificate of Incorporation (the “Proposed Amendments”). Upon the acceptance of the Proposed Amendments by the Connecticut Secretary of the State (the “Effective Time”), (i) each holder of Class A Stock as of immediately prior to the Effective Time shall become entitled to receive cash in the amount of $28.00 for each share of Class A Stock held ("Class A Cash Consideration") and (ii) each share of Class A Stock issued and outstanding immediately prior to the Effective Time and each share of Class B common stock of the Company, par value $0.01 per share (the “Class B Stock”), issued and outstanding immediately prior to the Effective Time shall be reclassified into one share of common stock of the Company, par value $0.01 per share and having one vote per share upon all matters brought before any meeting of the shareholders (the “Common Stock”), and shall continue in existence as an issued and outstanding share of Common Stock.

HUBBELL INCORPORATED-Form 10-Q    11

Back to Contents

The Reclassification is subject to shareholder approval as follows: (i) the vote of the holders of the Class A Common Stock, voting as a separate voting group (ii) the vote of the holders of the Class B Common Stock, voting as a separate voting group, and (iii) the vote of the holders of the Class A Common Stock and holders of the Class B Common Stock, voting together as a single group, in each case requiring a majority of votes in favor the Reclassification to approve the plan to reclassify the common stock.

The closing of the Reclassification is also subject to other customary conditions, including, among others, the effectiveness of the Company’s registration statement on Form S-4 filed with the U.S. Securities and Exchange Commission in connection with the Reclassification, approval by the New York Stock Exchange of the listing of the shares of Common Stock into which the Class A Stock and the Class B Stock will be reclassified, the accuracy of the representations and warranties of each party (subject to specified materiality standards) contained in the Agreement and material compliance by each party with its obligations contained in the Agreement. The Agreement contains customary representations, warranties and covenants of each of the parties thereto for a transaction of this type.

HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents

NOTE 9 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the nine months ended September 30, 2015 is provided below (in millions):

(debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2014	$—	$0.3	$(124.7)	$(39.9)	$(164.3)
Other comprehensive income (loss) before reclassifications	1.6	(0.1)	—	(40.1)	(38.6)
Amounts reclassified from accumulated other comprehensive loss	(1.0)	—	5.3	—	4.3
Current period other comprehensive income (loss)	0.6	(0.1)	5.3	(40.1)	(34.3)
BALANCE AT SEPTEMBER 30, 2015	$0.6	$0.2	$(119.4)	$(80.0)	$(198.6)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three and nine months ended September 30, 2015 and 2014 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$0.2	$0.1		Cost of goods sold
	0.2	0.1		Total before tax
	—	—		Tax (expense) benefit
	$0.2	$0.1		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.1	$0.3	(a)
Actuarial gains/(losses)	(2.9)	(1.1)	(a)
	(2.8)	(0.8)		Total before tax
	1.0	0.1		Tax benefit (expense)
	$(1.8)	$(0.7)		(Loss) gain net of tax
Losses reclassified into earnings	$(1.6)	$(0.6)		(Loss) gain net of tax

Details about Accumulated Other Comprehensive Loss Components	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$1.3	$0.7		Cost of goods sold
	1.3	0.7		Total before tax
	(0.3)	(0.2)		Tax (expense) benefit
	$1.0	$0.5		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.6	$0.6	(a)
Actuarial gains/(losses)	(8.8)	(2.8)	(a)
	(8.2)	(2.2)		Total before tax
	2.9	0.6		Tax benefit (expense)
	$(5.3)	$(1.6)		(Loss) gain net of tax
Losses reclassified into earnings	$(4.3)	$(1.1)		(Loss) gain net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11 - Pension and Other Benefits for additional details).

HUBBELL INCORPORATED-Form 10-Q    13

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

The following table sets forth the computation of earnings per share for the three and nine months ended September 30, 2015 and 2014 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to Hubbell	$73.3	$89.6	$215.8	$244.0
Less: Earnings allocated to participating securities	0.2	0.1	0.6	0.6
Net income available to common shareholders	$73.1	$89.5	$215.2	$243.4
Denominator:
Average number of common shares outstanding	57.7	58.9	57.8	59.0
Potential dilutive common shares	0.2	0.5	0.3	0.4
Average number of diluted shares outstanding	57.9	59.4	58.1	59.4
Earnings per share:
Basic	$1.27	$1.52	$3.73	$4.13
Diluted	$1.27	$1.51	$3.71	$4.10

The Company did not have any significant anti-dilutive securities during the three and nine months ended September 30, 2015 and 2014. The calculation of diluted earnings per share for the three and nine months ended September 30, 2015 excludes 27,508 and 28,105, respectively, of performance shares granted in December 2014 that are subject to a performance condition. Those shares are excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2015 because all necessary performance conditions were not satisfied at the end of those reporting periods.

HUBBELL INCORPORATED-Form 10-Q    14

Back to Contents

NOTE 11 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Three Months Ended September 30,
Service cost	$4.6	$3.8	$—	$—
Interest cost	10.2	10.3	0.3	0.3
Expected return on plan assets	(13.3)	(11.4)	—	—
Amortization of prior service cost	0.1	—	(0.2)	(0.3)
Amortization of actuarial losses/(gains)	3.2	1.1	—	—
NET PERIODIC BENEFIT COST	$4.8	$3.8	$0.1	$—
Nine Months Ended September 30,
Service cost	$13.6	$11.3	$—	$—
Interest cost	30.4	30.7	0.9	0.9
Expected return on plan assets	(39.9)	(34.0)	—	—
Amortization of prior service cost	0.1	0.1	(0.7)	(0.7)
Amortization of actuarial losses/(gains)	9.1	2.9	—	(0.1)
NET PERIODIC BENEFIT COST	$13.3	$11.0	$0.2	$0.1

Employer Contributions

Although the Company is not required under the Pension Protection Act of 2006 to make any contributions to its qualified domestic benefit pension plans during 2015, the Company made a voluntary contribution to its qualified domestic defined benefit pension plan of $20 million in January 2015. We do not anticipate further contributions to the qualified domestic defined benefit pension plan in 2015. The Company anticipates making required contributions of approximately $2.6 million to its foreign pension plans during 2015, of which $2.1 million has been contributed through September 30, 2015.

NOTE 12 Guarantees

The Company records a liability equal to the fair value of guarantees in the Condensed Consolidated Balance Sheet in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of September 30, 2015 and December 31, 2014, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the nine months ended September 30, 2015 are set forth below (in millions):

BALANCE AT DECEMBER 31, 2014	$13.7
Provision	8.1
Expenditures/other	(8.1)
BALANCE AT SEPTEMBER 30, 2015	$13.7

HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents

NOTE 13 Fair Value Measurement

Investments

At September 30, 2015 and December 31, 2014, the Company had $47.9 million and $43.0 million, respectively, of available-for-sale securities. At December 31, 2014 our available-for-sale securities consisted of municipal bonds classified in Level 2 of the fair value hierarchy. At September 30, 2015 our available-for-sale securities consist of $43.1 million of municipal bonds classified in Level 2 of the fair value hierarchy, as well as $4.8 million of redeemable preferred stock classified in Level 3 of the fair value hierarchy. The redeemable preferred stock was acquired for $5.0 million in the third quarter of 2015 and is an investment in a privately-held electrical utility substation security provider. The Company also had $9.3 million and $8.9 million of trading securities at September 30, 2015 and December 31, 2014, respectively. These investments are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

Fair value measurements

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

Level 3 – Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions.

HUBBELL INCORPORATED-Form 10-Q    16

Back to Contents

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2015 and December 31, 2014 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
September 30, 2015
Money market funds(a)	$264.4	$—	$—	$264.4
Available for sale investments	—	43.1	4.8	47.9
Trading securities	9.3	—	—	9.3
Deferred compensation plan liabilities	(9.3)	—	—	(9.3)
Derivatives:
Forward exchange contracts-Assets	—	1.3	—	1.3
Forward exchange contracts-(Liabilities)	—	—	—	—
Total	$264.4	$44.4	$4.8	$313.6

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
December 31, 2014
Money market funds(a)	$365.9	$—	$—	$365.9
Available for sale investments	—	43.0	—	43.0
Trading securities	8.9	—	—	8.9
Deferred compensation plan liabilities	(8.9)	—	—	(8.9)
Derivatives:
Forward exchange contracts-Assets	—	0.7	—	0.7
Forward exchange contracts-(Liabilities)	—	—	—	—
Total	$365.9	$43.7	$—	$409.6
(a) Money market funds are reflected in Cash and cash equivalents in the Condensed Consolidated Balance Sheet.

The methods and assumptions used to estimate the Level 2 and Level 3 fair values were as follows:

Forward exchange contracts – The fair value of forward exchange contracts were based on quoted forward foreign exchange prices at the reporting date.

Available-for-sale municipal bonds classified in Level 2 – The fair value of available-for-sale investments in municipal bonds is based on observable market-based inputs, other than quoted prices in active markets for identical assets.

Available-for-sale redeemable preferred stock classified in Level 3 – The fair value of the available-for-sale investment in redeemable preferred stock is valued based on a discounted cash flow model, using significant unobservable inputs, including expected cash flows and the discount rate.

During the three and nine months ended September 30, 2015 there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. During the nine months ended September 30, 2015 the Company had one investment in financial assets and no financial liabilities that fell within Level 3 of the hierarchy. At December 31, 2014 the Company had no financial assets or liabilities within Level 3 of the hierarchy.

 Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During the nine months ended September 30, 2015 and 2014, the Company purchased $1.0 million and $1.2 million, respectively, of trading securities related to these deferred compensation plans. As a result of participant distributions, the Company sold $0.3 million of these trading securities during the nine months ended September 30, 2015 and September 30, 2014. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

HUBBELL INCORPORATED-Form 10-Q    17

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

The fair values of derivative instruments in the Condensed Consolidated Balance Sheet are as follows (in millions):

	Assets			Liabilities
	Fair Value
Derivatives designated as hedges (Assets)	Balance Sheet Location	September 30, 2015	December 31, 2014	Balance Sheet Location	September 30, 2015	December 31, 2014
Forward exchange contracts designated as cash flow hedges	Deferred taxes and other	$1.3	$0.7	Other Current Liabilities	$—	$—

Forward exchange contracts

In 2015 and 2014, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange for both anticipated inventory purchases and forecasted sales by its subsidiaries who transact business in Canada. As of September 30, 2015, the Company had 30 individual forward exchange contracts for an aggregate notional amount of $36.1 million, having various expiration dates through September 2016. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

Interest rate locks

Prior to the issuance of long-term notes in 2010 and 2008, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2010 interest rate lock resulted in a pre-tax $1.6 million loss while the 2008 interest rate lock resulted in a pre-tax $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. The amortization associated with these interest rate locks is reclassified from Accumulated other comprehensive loss to Interest expense, net in the Condensed Consolidated Statement of Income. The amortization reclassification for the three and nine months ended September 30, 2015 and 2014 was not material. As of both September 30, 2015 and December 31, 2014 there was $0.4 million of net unamortized losses reflected in Accumulated other comprehensive loss.

The following table summarizes the results of cash flow hedging relationships for the three months ended September 30, 2015 and 2014 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings (Effective Portion)
Derivative Instrument	2015	2014	(Effective Portion)	2015	2014
Forward exchange contract	$0.6	$0.6	Cost of goods sold	$0.2	$0.1

HUBBELL INCORPORATED-Form 10-Q    18

Back to Contents

The following table summarizes the results of cash flow hedging relationships for the nine months ended September 30, 2015 and 2014, (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings (Effective Portion)
Derivative Instrument	2015	2014	(Effective Portion)	2015	2014
Forward exchange contract	$1.6	$0.6	Cost of goods sold	$1.0	$0.7

There was no hedge ineffectiveness with respect to the forward exchange cash flow hedges during the three and nine months ended September 30, 2015 and 2014.

Long-term Debt

The total carrying value of long-term debt as of September 30, 2015 and December 31, 2014 was $597.9 million and $597.6 million, respectively, net of unamortized discount. As of September 30, 2015 and December 31, 2014, the estimated fair value of the long-term debt was $637.3 million and $645.1 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

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

HUBBELL INCORPORATED-Form 10-Q    19

Back to Contents

NOTE 15 Restructuring Costs

In the first nine months of 2015, we incurred costs for restructuring actions initiated in 2015 as well as costs involving restructuring actions initiated in the prior year. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions.

Pre-tax restructuring costs incurred in each of our segments and the location of the costs in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2015 is as follows (in millions):

Three Months Ended September 30, 2015	Cost of goods sold	Selling & administrative expense	Total
Electrical Segment	$5.0	$2.2	$7.2
Power Segment	0.1	0.5	0.6
Total Pre Tax Restructuring Costs	$5.1	$2.7	$7.8

Nine Months Ended September 30, 2015	Cost of goods sold	Selling & administrative expense	Total
Electrical Segment	$12.3	$5.4	$17.7
Power Segment	0.8	1.0	1.8
Total Pre Tax Restructuring Costs	$13.1	$6.4	$19.5

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/15	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 9/30/2015
Current Year Restructuring Actions
Severance	$—	$12.5	$(3.9)	$8.6
Asset write-downs	—	1.1	(1.1)	—
Facility closure and other costs	—	1.3	(0.9)	0.4
Total Current Year Restructuring Actions	$—	$14.9	$(5.9)	$9.0
Prior Year Restructuring Actions
Severance	$2.8	$(0.1)	$(2.4)	$0.3
Asset write-downs	—	0.2	(0.2)	—
Facility closure and other costs	0.9	4.5	(5.3)	0.1
Total Prior Year Restructuring Actions	$3.7	$4.6	$(7.9)	$0.4
Total Restructuring Actions	$3.7	$19.5	$(13.8)	$9.4

HUBBELL INCORPORATED-Form 10-Q    20

Back to Contents

The actual and expected costs for our restructuring actions are as follows (in millions):

	Expected Costs	Costs incurred during the fourth quarter of 2014	Costs incurred during first nine months of 2015	Remaining costs at 9/30/15
Current Year Restructuring Actions
Electrical Segment	$22.3	$—	$13.4	$8.9
Power Segment	1.8	—	1.8	—
Total Current Year Restructuring Actions	24.1	—	15.2	8.9
Prior Year Restructuring Actions
Electrical Segment	9.8	5.5	4.3	—
Power Segment	—	—	—	—
Total Prior Year Restructuring Actions	9.8	5.5	4.3	—
Total Restructuring Actions	$33.9	$5.5	$19.5	$8.9

HUBBELL INCORPORATED-Form 10-Q    21

Back to Contents

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the United Kingdom, Brazil and Australia. The Company also participates in joint ventures in Taiwan and Hong Kong, and maintains offices in Ireland, Singapore, China, India, Mexico, South Korea and countries in the Middle East. The Company employs approximately 16,200 individuals worldwide.

The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for the three and nine months ended September 30, 2015 are included under “Segment Results” within this Management’s Discussion and Analysis.

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

Planned Reclassification of Common Stock

On August 24, 2015, the Company announced a plan to reclassify its common stock to eliminate the existing two-class structure (the “Reclassification”).

The Reclassification, among other benefits, is expected to simplify the Company's capital structure, better align voting rights with economic interests of all shareholders, and eliminate the ability of the Louie E. Roche Trust and the Harvey Hubbell Trust (collectively, the “Trusts”), which, as of September 9th, 2015, collectively owned 3,488,460 shares of the Company’s Class A common stock, par value $0.01 per share (the “Class A Stock”), representing approximately 49% of Class A Stock outstanding, and approximately 36% of the total voting power of the Company's shareholders, to effectively prevent the approval of any matter that comes before the shareholders that requires, under Connecticut law, the approval of holders of two-thirds of the Company's outstanding common stock.

HUBBELL INCORPORATED-Form 10-Q    22

Back to Contents

The Company entered into a Reclassification Agreement, dated August 23, 2015 (the “Agreement”), with Bessemer Trust Company, N.A. (the “Trustee”), in its capacity as trustee of the Trusts. The Agreement provides, among other things, that, at the closing, subject to the terms and conditions in the Reclassification Agreement, the Company will amend and restate its Restated Certificate of Incorporation (the “Proposed Amendments”). Upon the acceptance of the Proposed Amendments by the Connecticut Secretary of the State (the “Effective Time”), (i) each holder of Class A Stock as of immediately prior to the Effective Time shall become entitled to receive cash in the amount of $28.00 for each share of Class A Stock held ("Class A Cash Consideration") and (ii) each share of Class A Stock issued and outstanding immediately prior to the Effective Time and each share of Class B common stock of the Company, par value $0.01 per share (the “Class B Stock”), issued and outstanding immediately prior to the Effective Time shall be reclassified into one share of common stock of the Company, par value $0.01 per share and having one vote per share upon all matters brought before any meeting of the shareholders (the “Common Stock”), and shall continue in existence as an issued and outstanding share of Common Stock. The aggregate amount of cash consideration paid to Class A shareholders in connection with the Reclassification is expected to be approximately $200 million.

The Reclassification is subject to shareholder approval as follows: (i) the vote of the holders of the Class A Common Stock, voting as a separate voting group (ii) the vote of the holders of the Class B Common Stock, voting as a separate voting group, and (iii) the vote of the holders of the Class A Common Stock and holders of the Class B Common Stock, voting together as a single group, in each case requiring a majority of votes in favor the Reclassification to approve the plan to reclassify the common stock.

The closing of the Reclassification is also subject to other customary conditions, including, among others, the effectiveness of the Company’s registration statement on Form S-4 filed with the U.S. Securities and Exchange Commission in connection with the Reclassification, approval by the New York Stock Exchange of the listing of the shares of Common Stock into which the Class A Stock and the Class B Stock will be reclassified, the accuracy of the representations and warranties of each party (subject to specified materiality standards) contained in the Agreement and material compliance by each party with its obligations contained in the Agreement. The Agreement contains customary representations, warranties and covenants of each of the parties thereto for a transaction of this type.

Subject to shareholder approvals and the satisfaction of the other closing conditions, the Company expects to complete the Reclassification during the fourth quarter of 2015 or the first quarter of 2016.

Upon completion, the Company will account for the reclassification by adjusting the Company’s capital stock accounts. The par value of the Class A Common Stock and the Class B Common Stock will be reclassified to Common Stock par value. The aggregate amount of the Class A Cash Consideration paid in the Reclassification will be applied first to reduce paid-in capital of the Class A Common Stock, and any such amount in excess of paid-in capital of the Class A Common Stock will reduce retained earnings.

In the third quarter of 2015 the Company incurred $7.4 million of one-time costs related to the Reclassification (the "reclassification costs"), primarily relating to professional fees. Those reclassification costs are recognized in Other expense, net in the Condensed Consolidated Statement of Income and generally are not tax deductible. Certain other one-time reclassification costs that are generally not tax deductible and estimated to be $13 million, including additional professional fees and the reimbursement of certain costs of the Trustee, are contingent upon closing the Reclassification, or upon certain other events of termination specified in the Reclassification Agreement, and will be recognized in the period the Reclassification is complete or upon the specified termination event.

Additional information about the Reclassification is included in the current report on Form 8-K filed on August 24, 2015 and the Company's registration statement on Form S-4 initially filed with the SEC on September 11, 2015, as amended. Shareholders are urged to read the preliminary proxy statement/prospectus included in the Company's registration statement on Form S-4 because it contains important information.

Results of Operations – Third Quarter of 2015 compared to the Third Quarter of 2014

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended September 30,
	2015	% of Net sales	2014	% of Net sales
Net sales	$877.0		$895.3
Cost of goods sold	585.9	66.8%	599.1	66.9%
Gross profit	291.1	33.2%	296.2	33.1%
Selling & administrative ("S&A") expense	160.1	18.3%	153.4	17.1%
Operating income	131.0	14.9%	142.8	15.9%
Net income attributable to Hubbell	73.3	8.4%	89.6	10.0%
Earnings per share - diluted	$1.27		$1.51

HUBBELL INCORPORATED-Form 10-Q    23

Back to Contents

Our consolidated results of operations in the third quarter of 2015 include what we refer to as "restructuring and related costs". Restructuring actions support our cost reduction efforts involving the consolidation of manufacturing and distribution facilities and workforce reductions. Restructuring-related costs are one-time costs associated with our business transformation initiatives, including the consolidation of back-office functions and streamlining our processes.

We believe defining restructuring and related costs in this manner and quantifying those costs is useful to assess the impact of restructuring activities and business transformation initiatives on our results of operations. Restructuring and related costs is a non-GAAP measure.

The following table reconciles our restructuring costs to our restructuring and related costs for the three months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,
	2015	2014	2015	2014	2015	2014
	Cost of goods sold		S&A expense		Total
Restructuring costs (See Note 15 - Restructuring Costs)	$5.1	$—	$2.7	$—	$7.8	$—
Restructuring related costs	1.9	—	2.2	—	4.1	—
Restructuring and related costs (non-GAAP measure)	$7.0	$—	$4.9	$—	$11.9	$—

Of the $11.9 million of restructuring and related costs incurred in the third quarter of 2015, $10.0 million is recorded in the Electrical segment and $1.9 million is recorded in the Power segment.

We expect that our full year diluted earnings per share in 2015 could include approximately $0.45 of restructuring and related costs. Our full year expectation includes the impact of actions that have been initiated through September 30, 2015 as well as actions we expect to initiate in the remainder of 2015, as we continue to evaluate actions and pursue those that meet our required targets for returns and payback.

Net Sales

Net sales of $877.0 million for the third quarter of 2015 decreased two percent compared to the third quarter of 2014 due to lower organic volume and the impact of foreign currency translation, offset partially by net sales of our completed acquisitions. Net sales were reduced by two percentage points due to lower organic volume and unfavorable foreign currency translation reduced net sales by two percentage points, offset partially by our completed acquisitions, which contributed two percentage points of net sales growth.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold decreased to 66.8% in the third quarter of 2015 compared to 66.9% in the third quarter of 2014. The decrease in cost of goods sold is primarily due to the favorable net impact of material costs and pricing as well as productivity in excess of cost inflation, partially offset by lower volume and approximately 80 basis points of restructuring and related costs incurred in the third quarter of 2015

Gross Profit

The consolidated gross profit margin in the third quarter of 2015 was 33.2% compared to 33.1% in the third quarter of 2014. The increase in gross profit margin is primarily due to the favorable net impact of material costs and pricing as well as productivity in excess of cost inflation, partially offset by lower volume and approximately 80 basis points of restructuring and related costs incurred in the third quarter of 2015

Selling & Administrative Expenses

S&A expense in the third quarter of 2015 was $160.1 million compared to $153.4 million in the third quarter of 2014. The $6.7 million increase in S&A expense was primarily due to $4.9 million of restructuring and related costs incurred in the third quarter of 2015, the addition of S&A expense of acquired businesses, partially offset by the favorable impact of foreign currency translation. As a percentage of net sales, S&A expense increased to 18.3% in the third quarter of 2015 compared to 17.1% in the third quarter of 2014 primarily due to lower net sales volume and approximately 60 basis points of restructuring and related costs incurred in the third quarter of 2015.

HUBBELL INCORPORATED-Form 10-Q    24

Back to Contents

Total Other Expense

Total other expense was $15.9 million in the third quarter of 2015 compared to $8.0 million in the third quarter of 2014. The $7.9 million increase was primarily due to $7.4 million of one-time reclassification costs incurred in the third quarter of 2015. Total other expense also includes interest expense on long-term debt and foreign currency transaction gains and losses and each were not significantly changed in the third quarter of 2015 as compared to the same period of the prior year.

Income Taxes

The effective tax rate in the third quarter of 2015 increased to 35.1% from 32.9% in the third quarter of 2014 primarily due to $7.4 million of non-deductible one-time costs related to the Reclassification, partially offset by favorable return to provision and other discrete adjustments.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell decreased eighteen percent in the third quarter of 2015 as compared to the third quarter of 2014 primarily due to lower operating income and the impact of reclassification costs incurred in the third quarter of 2015. Our operating income was $11.8 million lower in the third quarter of 2015 compared to the third quarter of 2014 and reflects the impact of $11.9 million of restructuring and related costs incurred in the third quarter of 2015 as well as lower net sales volume, partially offset by the favorable net impact of material costs and pricing. Our net income in the third quarter of 2015 also includes $7.4 million of one-time reclassification costs, recognized in Other expense, net, which generally are not tax deductible. Earnings per diluted share of $1.27 in the third quarter of 2015 include $0.13 cents of restructuring and related costs and $0.13 cents of reclassification costs. Earnings per diluted share in the third quarter of 2014 were $1.51. The average number of diluted shares outstanding at the end of the third quarter of 2015 was lower by approximately 1.4 million shares as compared to the third quarter of 2014.

Segment Results

ELECTRICAL

	Three Months Ended September 30,
(In millions)	2015	2014
Net sales	$617.5	$641.6
Operating income	$78.8	$92.6
Operating margin	12.8%	14.4%

Net sales in the Electrical segment were lower in the third quarter of 2015 compared to the third quarter of 2014 as lower organic volume and unfavorable foreign currency translation was partially offset by the net sales from completed acquisitions. Net sales were three percentage points lower due to lower organic volume and three percentage points lower due to unfavorable foreign currency translation, partially offset by our completed acquisitions, which contributed two percentage points of net sales growth.

Within the segment, net sales of our electrical systems products declined by seven percent, while lighting products increased two percent in the third quarter of 2015 compared to the third quarter of 2014. Growth in net sales of lighting products was led by higher sales to the residential market, which grew by six percent. The decline in net sales of electrical systems products is primarily due to a six percentage point decline in organic volume and four percentage points of unfavorable foreign currency translation, partially offset by three percent net sales growth from completed acquisitions. The decline in organic net sales volume is primarily due to lower net sales of products in the industrial and energy-related markets, primarily our Harsh and Hazardous products, partially offset by net sales growth in construction-related businesses.

Operating income in the Electrical segment for the third quarter of 2015 was $78.8 million and decreased 15% percent, or $13.8 million, compared to the third quarter of 2014. Operating margin in the third quarter of 2015 decreased by 160 basis points to 12.8% as compared to the same period of 2014. The decrease in operating margin in the third quarter of 2015 is primarily due to lower volume, driven by weakness in industrial and energy-related end markets, and approximately 160 basis points of restructuring and related costs incurred in the third quarter of 2015, partially offset primarily by the favorable net impact of material costs and pricing as well as productivity in excess of cost inflation. Acquisitions contributed approximately 30 basis points to the decline in operating margin.

HUBBELL INCORPORATED-Form 10-Q    25

Back to Contents

POWER

	Three Months Ended September 30,
(In millions)	2015	2014
Net sales	$259.5	$253.7
Operating income	$52.2	$50.2
Operating margin	20.1%	19.8%

Net sales in the Power segment increased two percent in the third quarter of 2015 compared to the third quarter of 2014. Completed acquisitions added four percentage points, offset by two percentage points of unfavorable foreign currency translation. Organic volume was flat in the third quarter of 2015 compared to the third quarter of 2014 as higher sales of telecommunications products was offset by transmission project deferrals.

Operating income in the Power segment in the third quarter of 2015 was $52.2 million and increased by four percent compared to the third quarter of 2014. Operating margin in the third quarter of 2015 expanded by 30 basis points to 20.1% as compared to the same period of 2014 primarily due to favorable material costs and pricing, partially offset by approximately 70 basis points of restructuring and related costs incurred in the third quarter of 2015 and productivity gains that were slightly behind cost inflation. Acquisitions increased operating income, but reduced operating margin by approximately 20 basis points.

Results of Operations – Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Nine Months Ended September 30,
	2015	% of Net sales	2014	% of Net sales
Net sales	$2,560.7		$2,510.6
Cost of goods sold	1,732.8	67.7%	1,676.9	66.8%
Gross profit	827.9	32.3%	833.7	33.2%
Selling & administrative expense	465.2	18.2%	442.4	17.6%
Operating income	362.7	14.2%	391.3	15.6%
Net income attributable to Hubbell	215.8	8.4%	244.0	9.7%
Earnings per share - diluted	$3.71		$4.10

The following table reconciles our restructuring costs to our restructuring and related costs for the nine months ended September 30, 2015 and 2014 (in millions):

	Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014
	Cost of goods sold		S&A expense		Total
Restructuring costs (See Note 15 - Restructuring Costs)	$13.1	$—	$6.4	$—	$19.5	$—
Restructuring related costs	7.4	—	5.3	—	12.7	—
Restructuring and related costs (non-GAAP measure)	$20.5	$—	$11.7	$—	$32.2	$—

Of the $32.2 million of restructuring and related costs incurred in the first nine months of 2015, $26.6 million is recorded in the Electrical segment and $5.6 million is recorded in the Power segment.

Net Sales

Net sales of $2.6 billion for the first nine months of 2015 increased two percent compared to the first nine months of 2014 primarily due to completed acquisitions and higher organic volume, partially offset by the impact of foreign currency translation. Completed acquisitions added three percentage points and higher organic volume contributed one percentage point, offset by two percentage points of unfavorable foreign currency translation.

HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents

Cost of Goods Sold

As a percentage of net sales, cost of goods sold increased to 67.7% for the first nine months of 2015 compared to 66.8% for the first nine months of 2014. Cost of goods sold for the nine months ended September 30, 2015 includes approximately 80 basis points of restructuring and related costs and the impact of unfavorable product and business mix, partially offset by the favorable net impact of material costs and pricing.

Gross Profit

The consolidated gross profit margin was 32.3% in the first nine months of 2015 compared to 33.2% in the first nine months of 2014. Gross profit margin for the nine months ended September 30, 2015 includes approximately 80 basis points of restructuring and related costs and the impact of unfavorable product and business mix, partially offset by the favorable net impact of material costs and pricing.

Selling & Administrative Expenses

S&A expense in the first nine months of 2015 was $465.2 million compared to $442.4 million in the first nine months of 2014. The $22.8 million increase in S&A expense was primarily due to the addition of S&A expense of acquired businesses, $11.7 million of restructuring and related costs incurred in the first nine months of 2015, partially offset by the favorable impact of foreign currency translation. As a percentage of net sales, S&A expense increased to 18.2% of net sales in the first nine months of 2015 compared to 17.6% primarily due to restructuring and related costs incurred in the first nine months of 2015.

Total Other Expense

Total other expense was $34.8 million in the first nine months of 2015 compared to $24.0 million in the first nine months of 2014. The $10.8 million increase was primarily due to $7.4 million of reclassification costs incurred in the first nine months of 2015 as well as higher net foreign currency transaction losses in the first nine months of 2015 as compared to the same period of the prior year. Total other expense also includes interest expense on long-term debt that was not significantly changed as compared to the same period of the prior year.

Income Taxes

The effective tax rate in the first nine months of 2015 increased to 33.1% from 32.9% in the first nine months of 2014 primarily due to $7.4 million of non-deductible costs related to the Reclassification, partially offset by a discrete tax benefit recorded in the second quarter of 2015.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell decreased twelve percent in the first nine months of 2015 as compared to the first nine months of 2014 primarily due to lower operating income and the impact of reclassification costs incurred in the third quarter of 2015. Our operating income was $28.6 million lower and reflects the impact of $32.2 million of restructuring and related costs incurred in the first nine months of 2015 and the impact of unfavorable product and business mix, partially offset by the favorable net impact of material costs and pricing. Our net income in the first nine months of 2015 also reflects $7.4 million of reclassification costs, recognized in Other expense, net, which generally are not tax deductible. Earnings per diluted share of $3.71 in the first nine months of 2015 include $0.37 cents of restructuring and related costs and $0.13 cents of reclassification costs. Earnings per diluted share in the first nine months of 2014 were $4.10. The average number of diluted shares outstanding for the first nine months of 2015 was lower by approximately 1.4 million shares as compared to the same period of 2014.

Segment Results

ELECTRICAL

	Nine Months Ended September 30,
(In millions)	2015	2014
Net sales	$1,802.3	$1,792.8
Operating income	$216.6	$256.2
Operating margin	12.0%	14.3%

HUBBELL INCORPORATED-Form 10-Q    27

Back to Contents

Net sales in the Electrical segment increased one percent in the first nine months of 2015 compared to the first nine months of 2014 due to the net sales contribution of completed acquisitions, partially offset by the impact of foreign currency translation. Compared to the first nine months of 2014, acquisitions added three percentage points, offset by two percentage points of foreign currency translation. Organic net sales volume in the first nine months of 2015 was flat as compared to the same period of the prior year.

Within the segment, net sales of lighting products increased six percent, while electrical systems products declined by two percent in the first nine months of 2015 compared to the first nine months of 2014. Net sales of lighting products increased five percent due to organic growth and one percent due to acquisitions. The organic growth rate of lighting products was balanced between the residential and commercial and industrial markets. Net sales of electrical systems products declined by two percent due to a three percentage point decline in organic volume and three percentage points of unfavorable foreign currency translation, partially offset by three percent net sales growth from completed acquisitions. The decline in organic net sales volume is primarily due to lower net sales of products in the industrial and energy-related markets, primarily our Harsh and Hazardous products, partially offset by net sales growth in our other electrical systems products.

Operating income in the Electrical segment for the first nine months of 2015 was $216.6 million and decreased 15% percent, or $39.6 million, compared to the second quarter of 2014. Operating margin in the first nine months of 2015 decreased by approximately 230 basis points to 12.0% as compared to the same period of 2014. The decrease in operating margin is primarily due to approximately 150 basis points of restructuring and related costs incurred in the first nine months of 2015 as well as unfavorable product and business mix and the unfavorable impact of foreign exchange on material costs. Acquisitions increased operating income, but contributed approximately 30 basis points to the decrease in operating margin.

POWER

	Nine Months Ended September 30,
(In millions)	2015	2014
Net sales	$758.4	$717.8
Operating income	$146.1	$135.1
Operating margin	19.3%	18.8%

Net sales in the Power segment in the first nine months of 2015 were $758.4 million, up six percent versus the first nine months of 2014. The net sales contribution of completed acquisitions added four percentage points and organic volume contributed three percentage points, partially offset by one percentage point of unfavorable foreign currency translation. The increase in organic volume was primarily due to higher sales of telecommunications products.

Operating income in the Power segment increased eight percent to $146.1 million in the first nine months of 2015 compared to the same period of 2014. Operating margin in the first nine months of 2015 increased by 50 basis points to 19.3% as compared to the same period of 2014. The increase in operating margin is primarily due to favorable material costs and pricing, as well as higher organic volume, partially offset by approximately 70 basis points of restructuring and related costs incurred in the first nine months of 2015. Acquisitions increased operating income, but reduced operating margin by approximately 30 basis points.

Outlook

2015

For 2015, we expect our overall net sales to increase by approximately one percent compared to 2014, with acquisitions contributing approximately three percent, foreign currency translation to reduce net sales by approximately two percent, and aggregate growth of our end markets to be flat.

In response to continued weakness in industrial and energy-related markets and the expectation of flat end market conditions in aggregate in 2015, we continue to work on productivity initiatives and to make other strategic investments aimed at improving our cost structure and operating efficiency, including improved sourcing, product redesign and lean projects focused on both factory and back office efficiencies. In the fourth quarter of 2015, we plan to continue to initiate new restructuring and related actions. In 2015 we expect our earnings per diluted share to include approximately $0.45 cents of restructuring and related costs. We anticipate restructuring and related activities will generate incremental savings in 2015 of approximately $0.10 cents per diluted share and incremental savings in 2016 of approximately $0.30 cents per diluted share. We also anticipate continued cost increases from certain materials, healthcare and other inflationary costs, including higher pension costs.

HUBBELL INCORPORATED-Form 10-Q    28

Back to Contents

In the third quarter of 2015, we took an important step toward simplifying our capital structure by announcing our plan for the proposed Reclassification and the anticipated benefits of that transaction. The Reclassification requires shareholder approvals and is subject to the satisfaction of certain other customary closing conditions. Subject to shareholder approvals and the satisfaction of the other closing conditions, we expect to complete the Reclassification during the fourth quarter of 2015 or the first quarter of 2016. Our results of operations for the third quarter of 2015 include $7.4 million, or $0.13 per diluted share, of reclassification costs, primarily relating to professional fees. Certain other reclassification costs that are generally not tax deductible and estimated to be $13 million, or approximately $0.22 per diluted share, including additional professional fees and the reimbursement of certain costs of the Trustee, are contingent upon closing the Reclassification, or upon certain other events of termination specified in the Reclassification Agreement, and will be recognized in the period the Reclassification is complete or upon the specified termination event.

From a profitability standpoint, we expect our operating margins in 2015 may be impacted by growth in sales of lower margin products and lower sales of our higher margin Harsh and Hazardous products as well as by lower net sales in the industrial market. We anticipate that our 2015 acquisitions will contribute incremental earnings, but will reduce operating margin by approximately 30 basis points in 2015. Additionally, foreign exchange could continue to be a headwind in the fourth quarter of 2015 driven primarily by a strong U.S. dollar.

We anticipate our full year diluted earnings per share in 2015 excluding reclassification costs will be in the range of $4.95 to $5.05. That range includes approximately $0.45 cents of restructuring and related costs and excludes the costs related to the proposed share reclassification; if completed by year end, we estimate total reclassification costs to be approximately $0.35, of which $0.13 was incurred in the third quarter of 2015. If the proposed Reclassification is completed by year end, our full year diluted earnings per share in 2015 on the basis of GAAP could be $4.60 to $4.70 and includes the impact of estimated total reclassification costs.

In 2015, we continue to target free cash flow (defined as cash flows from operations less capital expenditures) to be approximately 90% of net income and to include the impact of increased spending in 2015 on restructuring and related activities as well as higher capital spending on new product development.

Finally, with our strong financial position, we expect to continue to enhance shareholder value through capital deployment including both share repurchases and acquisitions. We have approximately $400 million of total share repurchase authorization and, subject to numerous factors, including market conditions and alternative uses of cash, we intend to conduct discretionary repurchases through open market or privately negotiated transactions of up to $250 million of Common Stock following the completion of the Reclassification or if the Reclassification is not consummated for any reason.

2016

In 2016 we expect our end markets to continue to be mixed, with modest growth in the aggregate, and we expect our organic net sales growth to outperform our end markets. We also expect acquisitions will remain a key component of our net sales growth strategy.

Within our end markets, we expect the non-residential and residential markets each to grow by five to seven percent. Transmission and distribution products in the utility market are anticipated to grow by one to two percent and we expect industrial market growth to range from flat to two percent. We anticipate our net sales in 2016 could benefit from growth in these end markets, but could also be dampened by an approximately ten percent decline in the markets for our Harsh and Hazardous products in 2016, reflecting an expectation of continued weakness in energy-related markets.

In 2016 we expect our earnings per diluted share will continue to reflect the effects of our investment in restructuring and related activities as well as potential headwinds on operating margin from the net impact of material costs and pricing, product and business mix, and pension costs, among others. We expect to realize the benefits of the cost actions that have been taken in 2015, with incremental savings in 2016 of approximately $0.30 cents per diluted share. In 2016 our restructuring and related initiatives are anticipated to continue at elevated levels and we expect our full year 2016 earnings per diluted share will include approximately $0.25 to $0.35 of restructuring and related costs.

HUBBELL INCORPORATED-Form 10-Q    29

Back to Contents

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Nine Months Ended September 30,
(In millions)	2015	2014
Net cash provided by (used in):
Operating activities	$193.1	$238.3
Investing activities	(219.6)	(202.9)
Financing activities	(174.7)	(115.8)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(18.9)	(6.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(220.1)	$(86.9)

Cash provided by operating activities for the nine months ended September 30, 2015 decreased by approximately 19% as compared to the same period in 2014 primarily due to lower operating earnings, reflecting weakness in industrial and energy-related markets, and the impact of a $20 million voluntary contribution the Company made to its qualified domestic defined benefit pension plan in the first nine months of 2015. There were no contributions to the qualified domestic defined benefit pension plan in first the nine months of 2014.

Cash used for investing activities was $219.6 million in the nine months ended September 30, 2015 compared to cash used of $202.9 million during the comparable period in 2014. This increase in cash used is primarily due to higher capital expenditures in the first nine months of 2015 as compared to the same period in the prior year and, in the third quarter of 2015, our investment in the redeemable preferred stock of a privately-held electrical utility substation security provider.

Cash used for financing activities was $174.7 million in the nine months ended September 30, 2015 compared to cash used of $115.8 million during the comparable period of 2014. This increase is primarily the result of approximately $40 million of higher spending on the repurchase of Class B common shares during the first nine months of 2015 and also reflects our higher per-share rate of dividends on common stock in 2015.

The unfavorable impact of foreign currency exchange rates on cash was $18.9 million in the nine months ended September 30, 2015 and is primarily related to the U.S. dollar strengthening against several foreign currencies, primarily the Australian dollar, Canadian dollar, Mexican peso, and the British pound.

Investments in the Business

Investments in our business include cash outlays for the acquisition of businesses as well as expenditures to support our restructuring and related activities and to maintain the operation of our equipment and facilities.

During the first nine months of 2015, the Company completed four acquisitions with an aggregate purchase price of $163.1 million, net of cash received. The Company continues to assess opportunities to expand sales through acquisitions of businesses that fill product gaps or allow for expansion into new markets. See also Note 2 - Business Acquisitions in the Notes to Condensed Consolidated Financial Statements.

Beginning in the fourth quarter of 2014 and through the first nine months of 2015 we have initiated certain restructuring actions, exiting eight facilities in the first nine months of 2015. Costs relating to restructuring actions primarily include severance and employee benefits, facility exit costs and asset impairment charges. With the exception of asset impairment charges, these costs are predominantly settled in cash and will be funded by our operating activities.

The table below presents the cost incurred in the first nine months of 2015, additional expected costs and expected completion date for restructuring actions initiated in the prior year and separately for those initiated in the first nine months of 2015 (in millions):

	Costs Incurred in the nine months ended September 30, 2015	Additional Expected Costs	Expected Completion Date
Current Year Restructuring Actions	$14.9	$8.9	2016
Prior Year Restructuring Actions	4.6	—	2015
Total	$19.5	$8.9

HUBBELL INCORPORATED-Form 10-Q    30

Back to Contents

During the first nine months of 2015, we used cash of $52.3 million for capital expenditures, an increase of $9.7 million from the comparable period of 2014.

Stock Repurchase Program

On August 23, 2015, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $250 million of Common Stock. When combined with the $153.5 million of remaining share repurchase authorization under the program approved by our Board of Directors in October 2014, we have a total share repurchase authorization of approximately $400 million. Subject to numerous factors, including market conditions and alternative uses of cash, we intend to conduct discretionary repurchases through open market or privately negotiated transactions. The Company intends to conduct discretionary purchases of up to $250 million of Common Stock following the completion of the Reclassification, which we expect may occur in the fourth quarter of 2015 or the first quarter of 2016, or if the Reclassification is not consummated for any reason.

Debt to Capital

At September 30, 2015 and December 31, 2014, the Company had $597.9 million and $597.6 million, respectively, of senior long-term notes, net of unamortized discount. These long-term fixed-rate notes, with amounts of $300 million due in both 2018 and 2022 are callable with a make whole provision and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at September 30, 2015.

During 2013, the Company entered into a credit agreement for a 5.0 million Brazilian Reais line of credit to support its Brazilian operations. This line of credit expires in October 2016; however, any undrawn balance is subject to an annual review by the lender. This line is not subject to annual commitment fees. Short-term debt may also be comprised of borrowings of Chinese Renminbi under existing lines of credit used to support its operations in China. The Company had $0.4 million of short-term debt outstanding at September 30, 2015.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	September 30, 2015	December 31, 2014
Total Debt	$598.3	$599.0
Total Hubbell Shareholders’ Equity	1,943.9	1,927.1
TOTAL CAPITAL	$2,542.2	$2,526.1
Total Debt to Total Capital	24%	24%
Cash and Investments	491.1	705.8
NET DEBT	$107.2	$(106.8)
Net Debt to Total Capital	4%	(4)%

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

We expect the Reclassification, our intended share repurchases, as well as our continued strategy to expand through acquisitions may require significant cash outlays in the near term.

◦
Upon completion of the Reclassification, each holder of Class A Common Stock will be entitled to a cash payment of $28.00 for each share of Class A Common Stock held, and we expect the aggregate cash payment to holders of Class A Common Stock at the time the Reclassification is completed will be approximately $200 million. In addition, certain one-time costs of the reclassification are contingent upon closing the Reclassification, or upon certain other events of termination specified in the Reclassification Agreement, and we expect to pay those costs shorty after the Reclassification is complete or the occurrence of a specified termination event.

HUBBELL INCORPORATED-Form 10-Q    31

Back to Contents

◦
We have approximately $400 million of total share repurchase authorization and, subject to numerous factors, including market conditions and alternative uses of cash, we intend to conduct discretionary repurchases through open market or privately negotiated transactions of up to $250 million of Common Stock following the completion of the Reclassification or if the Reclassification is not consummated for any reason.

In addition to the use of cash discussed above, we will require cash outlays to fund our operations, capital expenditures, and an increase in working capital that would be required to accommodate a higher level of business activity for the foreseeable future, as well as our rate of cash dividends. We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2014. Since December 31, 2014, there were no material changes to our contractual obligations.

Our sources of funds and available resources to meet our funding needs are as follows.

◦
Cash flows from operations and existing cash resources: We continue to target free cash flow (defined as cash flows from operations less capital expenditures) of approximately 90% of net income in 2015. We also have $433.8 million of cash and cash equivalents at September 30, 2015, of which approximately 29% was held inside of the United States and the remainder held internationally.

◦
We have the ability to issue commercial paper for general corporate purposes and our $500 million revolving credit facility, which expires in March 2018, serves as a backup to our commercial paper program. We maintain investment grade credit ratings from the major U.S. rating agencies.

As of September 30, 2015, the credit facility had not been drawn against. The interest rate applicable to borrowing under the credit agreement is generally either the prime rate or a surcharge over LIBOR. The single financial covenant in the $500 million credit facility, which we are in compliance with, requires that total debt not exceed 55% of total capitalization. Annual commitment fees to support availability under the credit facility are not material. Although not the principal source of liquidity, we believe our credit facility is capable of providing significant financing flexibility at reasonable rates of interest. However, in the event of a significant deterioration in the results of our operations or cash flows, leading to deterioration in financial condition, our borrowing costs could increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements.

◦
In addition to our commercial paper program and existing revolving credit facility we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position we believe that we would be able to obtain additional long-term debt financing on attractive terms.

In October 2015, the Company’s Board of Directors approved an increase in the common stock dividend rate from $0.56 to $0.63 per share per quarter. The increased quarterly dividend payment will commence with the December 15, 2015 dividend payment made to shareholders of record on November 30, 2015.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first nine months of 2015, there were no significant changes in our estimates and critical accounting policies.

HUBBELL INCORPORATED-Form 10-Q    32

Back to Contents

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our expected capital resources, liquidity, financial performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding restructuring plans and expected associated costs and benefits, expected future financial performance, or improvement in operating results, anticipated market conditions and productivity initiatives are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

•	Changes in demand for our products, market conditions, product quality, or product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	Failure to receive the requisite approvals of our shareholders to complete the proposed Reclassification;

•	Any other delays with respect to, or the failure to complete, the proposed Reclassification;

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	The expected benefits and the timing of other actions in connection with our Enterprise Resource Planning ("ERP") system.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected or future levels of operating cash flow, indebtedness and capital spending.

•	General economic and business conditions in particular industries, markets or geographic regions, as well as inflationary trends.

•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	A major disruption in one or more of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations and relocations.

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

HUBBELL INCORPORATED-Form 10-Q    33

Back to Contents

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the first nine months of 2015. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED-Form 10-Q    34

Back to Contents

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors

The following information supplements the Company’s risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014. Shareholders are also urged to review the other risk factors included in the Company's registration statement on Form S-4, initially filed with the SEC on September 11, 2015, as amended.

The Reclassification may not benefit the Company or its shareholders.

The Reclassification of Class A Common Stock and Class B Common Stock into a single class of Common Stock may not enhance shareholder value or improve the liquidity and marketability of the Company’s common stock. The perception of the Reclassification by members of the investment community may cause a decrease in the value of the Common Stock and impair its liquidity and marketability. Furthermore, securities markets worldwide have recently experienced significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could cause a reduction in the market price and liquidity of the Common Stock following the Reclassification, particularly if the Reclassification is not viewed favorably by members of the investment community.

Failure to consummate the Reclassification could adversely affect the price of the Class A Common Stock and/or the Class B Common Stock.

Under the terms of the Reclassification Agreement, the Company’s obligation to consummate the Reclassification is subject to customary conditions, including, among others:

•	the approval of the Reclassification Proposal by the shareholders, by the vote required by the Connecticut Business Corporation Act;

•	the effectiveness of the Company’s registration statement on Form S-4, initially filed with the SEC on September 11, 2015, and as amended;

•	the approval by the NYSE of the listing of the shares of Common Stock into which the Class A Common Stock and the Class B Common Stock will be reclassified;

•
the accuracy of the representations and warranties of the Trustee (subject to specified materiality standards) contained in the Reclassification Agreement and material compliance by the Trustee with its obligations contained in the Reclassification Agreement; and

•	the absence of any governmental or court order, or law preventing the Reclassification.

The Company cannot be certain that the conditions will be satisfied or waived or the timing of the satisfaction of the conditions. If the Reclassification Agreement is terminated for failure to satisfy a condition or for any other reason, the Company may determine to not pursue the Reclassification. Failure to consummate the Reclassification could result in the Trusts maintaining the ability to effectively prevent the approval of any matter that comes before the shareholders that requires under Connecticut law the approval of two-thirds of the Company’s outstanding capital stock.

For these and other reasons, failure to consummate the Reclassification could have a significant adverse effect on the price of the Class A Common Stock and/or the Class B Common Stock. See the Company's registration statement on Form S-4 initially filed with the SEC on September 11, 2015, as amended under the heading “The Reclassification — Conditions to the Company’s Obligation to Consummate the Reclassification.”

Additionally, under the Reclassification Agreement, each of the Company and the Trustee may terminate the Reclassification Agreement in the event of a superior proposal for the Company, as described in the Company's registration statement on Form S-4 initially filed with the SEC on September 11, 2015, as amended under the heading “The Reclassification — The Reclassification Agreement — Termination.”

HUBBELL INCORPORATED-Form 10-Q    35

Back to Contents

A lawsuit has been filed against the Company, members of the Board of Directors and the Trustee, and an adverse judgment in such lawsuit may prevent the Reclassification from becoming effective or from becoming effective within the expected timeframe.

The Company, members of the Board of Directors and the Trustee are named as defendants in a putative class action lawsuit brought by a purported shareholder of the Company challenging the proposed Reclassification, seeking, among other things, to enjoin the defendants from completing the Reclassification on the terms described in the Company's registration statement on Form S-4 initially filed with the SEC on September 11, 2015, as amended. The outcome of such litigation is uncertain. If a dismissal is not granted or a settlement is not reached, this lawsuit could prevent or delay completion of the Reclassification and result in substantial costs to the Company. Plaintiffs may file additional lawsuits against the Company, members of the Board of Directors, members of the Company's management or the Trustee in connection with the Reclassification.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On August 23, 2015, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $250 million of Common Stock. When combined with the $153.5 million of remaining share repurchase authorization under the program approved by our Board of Directors in October 2014, we have a total share repurchase authorization of approximately $400 million.

The Company did not repurchase any Class A or Class B Common Stock during the three months ended September 30, 2015.

HUBBELL INCORPORATED-Form 10-Q    36

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.1	Reclassification Agreement, dated as of August 23, 2015, by and between Hubbell Incorporated and Bessemer Trust Company, N.A. in its capacity as trustee of the Louie E. Roche Trust and the Harvey Hubbell Trust.	8-K	001-02958	10.1	August 24, 2015
10.2	Irrevocable Proxy, dated as of August 23, 2015, by and between Hubbell Incorporated and Bessemer Trust Company, N.A. in its capacity as trustee of the Louie E. Roche Trust and the Harvey Hubbell Trust.	8-K	001-02958	10.2	August 24, 2015
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    37

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 23, 2015

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Joseph A. Capozzoli
	William R. Sperry		Joseph A. Capozzoli
	Senior Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)

HUBBELL INCORPORATED-Form 10-Q    38