Form 10-K
period 2015-12-31
HUBBELL INC
filed 2016-02-18
CIK 48898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-2958

HUBBELL INCORPORATED
(Exact name of registrant as specified in its charter)

STATE OF CONNECTICUT	06-0397030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
40 Waterview Drive, Shelton, CT	06484
(Address of principal executive offices)	(Zip Code)
(475) 882-4000
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each Class	Name of Exchange on which Registered
Common Stock — par value $0.01 per share	New York Stock Exchange
Series A Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE

Indicate by check mark			Yes	No
•	if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.		☑	☐
•	if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.		☐	☑
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
The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015 was $6,175,836,055*. The number of shares outstanding of Hubbell Common Stock as of February 16, 2016 is 56,736,237.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the annual meeting of shareholders scheduled to be held on May 3, 2016, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.
*Calculated by excluding all shares held by Executive Officers and Directors of registrant without conceding that all such persons or entities are “affiliates” of registrant for purpose of the Federal Securities Laws.

2	HUBBELL INCORPORATED - Form 10-K

PART I

ITEM 1    Business

Hubbell Incorporated (herein referred to as “Hubbell”, the “Company”, the “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries as the context may require) was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Hubbell is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, Mexico, the People’s Republic of China (“China”), Italy, the United Kingdom (“UK”), Brazil, Australia and Ireland. Hubbell also participates in joint ventures in Taiwan and Hong Kong, and maintains offices in Singapore, China, India, Mexico, South Korea and countries in the Middle East.

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

Electrical Segment

The Electrical segment (70% of consolidated revenues in 2015, and 71% in 2014 and 2013) is comprised of businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, connector and grounding products, lighting fixtures and controls, as well as other electrical equipment. The products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians and telecommunications companies. In addition, certain businesses design and manufacture a variety of high voltage test and measurement equipment, industrial controls and communication systems used in the non-residential and industrial markets. Many of these products are designed such that they can also be used in harsh and hazardous locations where a potential for fire and explosion exists due to the presence of flammable gasses and vapors. Harsh and hazardous products are primarily used in the oil and gas (onshore and offshore) and mining industries. There are also a variety of lighting fixtures, wiring devices and electrical products that have residential and utility applications.

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

Hubbell Electrical Systems

Hubbell designs, manufactures and sells thousands of wiring and electrical products as well as specialty lighting and communications products used primarily in harsh and hazardous locations which are supplied principally to industrial, non-residential and residential customers. These products include items such as:

•	Cable reels	•	Wiring devices & accessories	•	Junction boxes, plugs & receptacles
•	Cable glands & fittings	•	Switches & dimmers	•	Datacom connectivity & enclosures
•	Connectors & tooling	•	Pin & sleeve devices	•	Speciality communications equipment
•	Floor boxes	•	Electrical motor controls	•	High voltage test systems
•	Ground fault devices	•	Steel & plastic enclosures	•	Mining communication & controls

These products are sold under various brands and/or trademarks, including:

•	Hubbell®	•	Bell®	•	Victor®	•	Gas Breaker®	•	ACME Electric®
•	Kellems®	•	TayMac®	•	GAI-Tronics®	•	Powerohm™	•	EC&M Design™
•	Bryant®	•	Wiegmann®	•	Gleason Reel®	•	Chalmit®	•	Continental®
•	Burndy®	•	Killark®	•	Haefely®	•	Austdac™
•	CMC®	•	Hawke™	•	Hipotronics®	•	Raco®

Lighting Products

Hubbell manufactures and sells lighting fixtures and controls for indoor and outdoor applications. The markets served include non-residential and residential. For the non-residential market the Company typically targets products that would be considered specification grade and this market includes retrofitting and re-lighting projects for commercial and industrial properties. A fast growing trend within the lighting industry is the adoption of light emitting diode (“LED”) technology as the light source. LED technology is both energy efficient and long–lived and as a result offers customers the economic benefits of lower energy and maintenance costs. The Company has a broad array of LED-luminaire products within its portfolio and the majority of new product development efforts are oriented towards expanding those offerings. Examples of these lighting products or applications include:

•	Canopy lights	•	Parking lot/parking garage fixtures	•	Decorative landscape fixtures
•	Emergency lighting/exit signs	•	Bollards	•	Fluorescent fixtures
•	Floodlights & poles	•	Bath/vanity fixtures & fans	•	Ceiling fans
•	LED components	•	Chandeliers & sconces	•	Site & area lighting
•	Recessed, surface mounted & track fixtures	•	Athletic & recreational field fixtures	•	Occupancy, dimming & daylight harvesting sensors

These lighting products are sold under various brands and/or trademarks, including:

•	Kim Lighting®	•	Security Lighting Systems™	•	Spaulding Lighting™	•	Kurt Versen™
•	Sportsliter Solutions™	•	Columbia Lighting®	•	Alera Lighting®	•	Prescolite®
•	Beacon Products™	•	Precision Paragon™[P2]™	•	Progress Lighting Design®	•	Dual-Lite®
•	Architectural Area Lighting™	•	Hubbell Building Automation™	•	Hubbell® Outdoor Lighting™	•	Litecontrol™

Power Segment

The Power segment (30% of consolidated revenues in 2015, and 29% in 2014 and 2013) consists of operations that design and manufacture various distribution, transmission, substation and telecommunications products primarily used by the electrical utility industry. In addition, certain of these products are used in the civil construction and transportation industries. Products are sold to distributors and directly to users such as electric utilities, telecommunication companies, pipeline and mining operations, industrial firms, construction and engineering firms. While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a substantial decrease in purchases by electrical utilities would affect this segment.

4	HUBBELL INCORPORATED - Form 10-K

Distribution, Transmission and Substation Utility Products

Hubbell manufactures and sells a wide variety of electrical distribution, transmission, substation and telecommunications products. These products include items such as:

•	Arresters	•	High voltage bushings	•	Grounding equipment
•	Cutouts & fuse links	•	Insulators	•	Programmable reclosers
•	Pole line hardware	•	Cable terminations & accessories	•	Sectionalizers
•	Helical anchors & foundations	•	Formed wire products	•	Lineman tools, hoses & gloves
•	Overhead, pad mounted & capacitor switches	•	Splices, taps & connectors	•	Polymer concrete & fiberglass enclosures and equipment pads

These products are sold under the following brands and/or trademarks:

•	Ohio Brass®	•	Chance®	•	Anderson®	•	PenCell®
•	Fargo®	•	Hubbell®	•	Polycast®	•	Opti-loop Design™
•	Quazite®	•	Quadri*sil®	•	Trinetics®	•	Reuel™
•	Electro Composites™	•	USCO™	•	CDR™	•	RFL Design®
•	Hot Box®	•	PCORE®	•	Delmar™	•	Turner Electric®

Information Applicable to All General Categories

International Operations

The Company has several operations located outside of the United States. These operations manufacture, assemble and/or procure and market Hubbell products and service both the Electrical and Power segments.

As a percentage of total net sales, shipments from foreign operations directly to third parties were 11% in 2015, 14% in 2014 and 16% in 2013, with the Canadian and UK operations representing approximately 34% and 24%, respectively, of 2015 total international net sales. Mexico represents 11% of total 2015 international net sales, while Switzerland and Brazil each represent 10% of 2015 total international sales. See also Note 20 - Industry Segments and Geographic Area Information in the Notes to Consolidated Financial Statements and Item 1A. Risk Factors relating to manufacturing in and sourcing from foreign countries.

Customers

The Company does not have any customers whose annual consolidated purchases exceed 10 percent of it's total net sales in 2015, 2014 nor 2013.

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

Patents

Hubbell has approximately 1,650 active United States and foreign patents covering many of its products, which expire at various times. While Hubbell deems these patents to be of value, it does not consider its business to be dependent upon patent protection. Hubbell also licenses products under patents owned by others, as necessary, and grants licenses under certain of its patents.

Working Capital

Inventory, accounts receivable and accounts payable levels, payment terms and, where applicable, return policies are in accordance with the general practices of the electrical products industry and standard business procedures. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Backlog

Substantially all of the backlog existing at December 31, 2015 is expected to be shipped to customers in 2016. Backlog of orders believed to be firm at December 31, 2015 was approximately $319.4 million compared to $333.7 million at December 31, 2014. Although this backlog is important, the majority of Hubbell’s revenues result from sales of inventoried products or products that have short periods of manufacture.

HUBBELL INCORPORATED - Form 10-K	5

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

Research and Development

Research and development expenditures represent costs to discover and/or apply new knowledge in developing a new product or process, or in bringing about significant improvement in an existing product or process. Research and development expenses are recorded as a component of Cost of goods sold. Expenses for research and development were approximately 2% of Cost of goods sold for each of the years 2015, 2014 and 2013.

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

Employees

As of December 31, 2015, Hubbell had approximately 16,200 salaried and hourly employees of which approximately 8,300 of these employees, or 51%, are located in the United States. Approximately 2,150 of these U.S. employees are represented by 16 labor unions. Hubbell considers its labor relations to be satisfactory.

6	HUBBELL INCORPORATED - Form 10-K

Reclassification of Common Stock

On December 23, 2015, the Company completed the reclassification of its dual-class common stock into a single class of Common Stock (the “Reclassification”).

The Reclassification, among other benefits, simplified the Company's capital structure, better aligned voting rights with economic interests of all shareholders, and has eliminated the ability of the Louie E. Roche Trust and the Harvey Hubbell Trust (collectively, the “Trusts”), which, prior to the Reclassification, collectively owned 3,488,460 shares of the Company’s Class A common stock, par value $0.01 per share (the “Class A common stock”), representing approximately 49% of Class A common stock then outstanding, and approximately 36% of the total voting power of the Company's shareholders, to effectively prevent the approval of any matter that comes before the shareholders that requires, under Connecticut law, the approval of holders of two-thirds of the voting power of the Company's outstanding common stock.

Following the filing of the Amended and Restated Certificate of Incorporation of the Company with the Secretary of the State of Connecticut, the Reclassification became effective at 11:59 p.m. on December 23, 2015 (the "Effective Time"), at which time (i) each holder of Class A common stock as of immediately prior to the Effective Time became entitled to receive cash in the amount of $28.00 for each share of Class A common stock held ("Class A Cash Consideration") and (ii) each share of Class A common stock issued and outstanding immediately prior to the Effective Time and each share of Class B common stock, par value $0.01 per share (the "Class B common stock"), issued and outstanding immediately prior to the Effective Time was reclassified into one share of common stock of the Company, par value $0.01 per share and having one vote per share upon all matters brought before any meeting of the shareholders (the "Common Stock").

Trading in the Class A common stock and Class B common stock ceased after markets closed on December 23, 2015 and trading in the Company's single class of Common Stock commenced on the New York Stock Exchange on December 24, 2015, under the ticker "HUBB".

Additional information about the Reclassification is included in the Company's current reports on Form 8-K filed on August 24, 2015 and December 23, 2015 and the Company's registration statement on Form S-4 (File No. 333-206898), initially filed with the SEC on September 11, 2015, and declared effective on November 23, 2015.

HUBBELL INCORPORATED - Form 10-K	7

Executive Officers of the Registrant

Name	Age(1)	Present Position	Business Experience
David G. Nord	58	Chairman of the Board, President and Chief Executive Officer
Present position since May 2014; President and Chief Executive Officer since January 2013; President and Chief Operating Officer from June 2012 to January 2013, and Senior Vice President and Chief Financial Officer from September 2005 to June 2012. Previously, various positions, including Vice President, Controller, of United Technologies and its subsidiaries, 2000-2005.

William R. Sperry	53	Senior Vice President and Chief Financial Officer
Present position since June 6, 2012; Vice President, Corporate Strategy and Development August 15, 2008 to June 6, 2012; previously, Managing Director, Lehman Brothers August 2006 to April 2008, various positions, including Managing Director, of J.P. Morgan and its predecessor institutions, 1994-2006.

Gerben W. Bakker	51	Group President (Power Systems)
Present position since February 1, 2014; previously, Division Vice President, Hubbell Power Systems, Inc. (“HPS”) August 2009 - February 1, 2014; President, HPS Brazil June 2005 – July 2009; Vice President, Sourcing, HPS March 2004 – May 2005.

Joseph A. Capozzoli	41	Vice President and Controller
Present position since April 22, 2013; previously, Assistant Corporate Controller of Stanley Black & Decker, Inc. (“Stanley”) April 2011 to April 2013; Global Operations Controller at Stanley 2010-2011; Director of Cost Accounting at Stanley, 2006-2010.

An-Ping Hsieh	55	Vice President, General Counsel
Present position since September 4, 2012; previously, Vice President, Secretary and Associate General Counsel of United Technologies Corporation (“UTC”) February 2008 to September 2012; Vice President and General Counsel, UTC Fire and Security 2003-2008; Deputy General Counsel, Otis Elevator Company, a United Technologies company 2001-2003.

Maria R. Lee	40	Vice President, Treasurer and Investor Relations
Present position since January 1, 2016; previously Vice President, Corporate Strategy and Investor Relations, March 2015-December 2015; Director, Investor Relations of United Technologies Corporation (“UTC”) 2011-2012; various positions, including Director, Financial Planning & Analysis, North and South America Area, Otis Elevator Company, at UTC, 2006-2011; various positions at Duff & Phelps, Affiliated Managers Group, Inc., and Booz Allen Hamilton, 1997-2006.

Stephen M. Mais	51	Vice President, Human Resources	Present position since August 22, 2005; previously Director, Staffing and Capability, Pepsi Bottling Group (“Pepsi”) 2001-2005; Director, Human Resources Southeastern U.S., Pepsi 1997-2001.
Kevin A. Poyck	46	Group President, Lighting
Present position since June 1, 2015; previously, Vice President, General Manager. Commercial and Industrial Lighting, Hubbell Lighting, Inc. ("HLI") 2014 - 2015; Vice President, Brand Management, Commercial and Industrial, HLI 2012-2014; Vice President, Operations, HLI 2009 - 2012; Vice President, Engineering, HLI 2005-2009.

Rodd R. Ruland	58	Group President, Construction and Energy
Present position since June 1, 2015; previously, President, BURNDY LLC, Hubbell Canada (HCLP) & Hubbell de Mexico (HdM) 2012-2015; President, BURNDY LLC 2009-2012; Corporate Vice President & General Manager, Electrical Power Interconnect Division, FCI (BURNDY) 2003-2009, Director, Business Development 2001-2003; various positions in Sales & Marketing, Business Development, and General Management and TycoElectronics/AMP Incorporated 1979-2000.

William T. Tolley	58	Senior Vice President, Growth and Innovation	Present position since February 1, 2014, previously, Group Vice President (Power Systems) December 23, 2008-February 1, 2014; Group Vice President (Wiring Systems) October 1, 2007-December 23, 2008;
Darrin S. Wegman	48	Group President, Commercial and Industrial
Present position since June 1, 2015; previously, Vice President, General Manager, Wiring Device and Industrial Electrical business, 2013-2015; Vice President, Controller, Hubbell Incorporated, 2008-2013; Vice President and Controller, Hubbell Industrial Technology, 2002-2008; Controller, GAI_Tronics Corporation, 2000-2002.

(1)	As of February 18, 2016.

There are no family relationships between any of the above-named executive officers. For information related to our Board of Directors, refer to Item 10. Directors, Executive Officers and Corporate Governance.

8	HUBBELL INCORPORATED - Form 10-K

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

Our business is subject to risks associated with global manufacturing and sourcing. We use a variety of raw materials in the production of our products including steel, aluminum, brass, copper, bronze, zinc, nickel and plastics. We also purchase certain electrical and electronic components, including solenoids,lighting ballasts, printed circuit boards and integrated circuit chips and cord sets from a number of suppliers. Significant shortages in the availability of these materials or significant price increases could increase our operating costs and adversely impact the competitive positions of our products, which could adversely impact our results of operations.

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

Part of the Company’s growth strategy involves acquisitions. We have pursued and will continue to seek acquisitions and other strategic investments to complement and expand our existing businesses. The rate and extent to which acquisitions become available may impact our growth rate. The success of these transactions will depend on our ability to integrate these businesses into our operations and realize the planned synergies. We may encounter difficulties in integrating acquisitions into our operations and in managing strategic investments. Failure to effectively complete or manage

HUBBELL INCORPORATED - Form 10-K	9

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

Our ability to invest in our business and make strategic acquisitions may require access to the capital markets. If general economic and capital market conditions deteriorate significantly, it could impact our ability to access capital. Failure to maintain our credit ratings could also impact our ability to access credit markets and could adversely impact our cost of borrowing. While we have not encountered significant financing difficulties recently, the capital and credit markets have experienced significant volatility in recent years. Market conditions could make it more difficult for us to access capital to finance our investments and acquisitions. This could adversely affect our results of operations, financial condition and cash flows.

If the underlying investments of our defined benefit plans do not perform as expected, we may have to make additional contributions to these plans.

We sponsor certain pension and other postretirement defined benefit plans. The performance of the financial markets and interest rates impact these plan expenses and funding obligations. Significant changes in market interest rates, investment losses on plan assets and reductions in discount rates may increase our funding obligations and could adversely impact our results of operations, cash flows, and financial condition. Furthermore, there can be no assurance that the value of the defined benefit plan assets will be sufficient to meet future funding requirements.

Volatility in currency exchange rates may adversely affect our financial condition, results of operations and cash flows.

Our international operations accounted for approximately 11% of our net sales in 2015. We are exposed to the effects (both positive and negative) that fluctuating exchange rates have on translating the financial statements of our international operations, most of which are denominated in local currencies, into the U.S. dollar. Fluctuations in exchange rates may affect product demand and reported profits in our international operations. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. As a result, fluctuating exchange rates may adversely impact our results of operations and cash flows.

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

10	HUBBELL INCORPORATED - Form 10-K

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

As of December 31, 2015, the net carrying value of our goodwill and other intangible assets totaled approximately $1.3 billion. As required by generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Impairment of intangibles assets may be triggered by developments both within and outside the Company’s control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets. Any charges relating to such impairments could adversely affect our results of operations in the periods an impairment is recognized.

We are subject to litigation and environmental regulations that may adversely impact our operating results.
 We are a party to a number of legal proceedings and claims, including those involving product liability, intellectual property and environmental matters, which could be significant. It is not possible to predict with certainty the outcome of every claim and lawsuit. In the future, we could incur judgments or enter into settlements of lawsuits and claims that could have a materially adverse effect on our results of operations, cash flows. and financial condition. In addition, while we maintain insurance coverage with respect to certain claims, such insurance may not provide adequate coverage against such claims. We establish reserves based on our assessment of contingencies, including contingencies related to legal claims asserted against us. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a reserve and require us to make additional payments, which could have a materially adverse effect on our results of operations, financial condition and cash flow.

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

HUBBELL INCORPORATED - Form 10-K	11

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

		Number of Facilities		Total Approximate Floor Area in Square Feet
Segment	Location	Warehouses	Manufacturing	Owned		Leased
Electrical segment	United States	12	27	3,511,100		1,557,500
	Australia	1	2	—		39,600
	Brazil	—	1	105,900		—
	Canada	1	2	178,700		2,300
	Italy	—	1	—		8,100
	Mexico	1	4	828,800		174,300
	China	—	2	—		287,900
	Puerto Rico	—	1	162,400		—
	Singapore	1	—	—		8,700
	Switzerland	—	1	95,000		—
	United Kingdom	2	3	122,200		64,600
Power segment	United States	1	13	2,438,500		202,300
	Brazil	—	1	138,300		—
	Canada	—	1	30,000		—
	Mexico	1	1	167,300	(1)	181,100
	China	—	2	—		74,600
TOTAL		20	62	7,778,200		2,601,000
(1) The Power segment shares an owned manufacturing building in Mexico with the Electrical segment. The building is included in the Electrical segment facility count.

12	HUBBELL INCORPORATED - Form 10-K

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

On October 16, 2015, Norfolk County Retirement System, a purported former holder of the Company’s Class B common stock, filed a complaint in the United States District Court for the District of Connecticut challenging the Reclassification of the Company’s dual-class common stock into a single class of common stock. The complaint was captioned Norfolk County Retirement System v. Cardoso, et al., No. 3:15-cv-01507-AWT . The plaintiff asserted claims against the Company’s Board of Directors, Bessemer Trust Co., N.A. (“Bessemer”), as Trustee for the Trusts, and the Company. The plaintiff claimed, among other things, that the Company and its Board of Directors had violated the Company’s certificate of incorporation by agreeing to make a payment to the holders of Class A common stock in connection with the Reclassification, and that the Board of Directors had violated its fiduciary duties by structuring the Reclassification in a supposedly coercive way and by allegedly making materially misleading disclosures to shareholders. The plaintiff also claimed, among other things, that Bessemer had aided and abetted the Board of Director’s purported violation of the certificate of incorporation and breach of fiduciary duties. As relief, the plaintiff demanded an injunction against the shareholder vote on the Reclassification, damages, an award of costs and attorneys’ fees, and other relief. At the same time as filing its complaint, the plaintiff sent a derivative demand letter to the Board of Directors, making similar allegations of wrongdoing, and demanding, among other things, that the Company file suit against the board and Bessemer to recover damages supposedly sustained by the Company.

On October 20, 2015, the plaintiff moved for expedited discovery in support of a forthcoming motion for an injunction. On October 21, 2015 and November 16, 2015, the Company amended its Registration Statement on Form S-4, making clear that the repurchase of an additional $250 million of the Company’s common stock was not contingent on the transaction, and providing more information about the Company’s certificate of incorporation and the board’s evaluation of the Reclassification. The plaintiff then withdrew its motion for expedited discovery.

On February 1, 2016, the plaintiff filed an amended direct and derivative complaint. The amended complaint contains allegations and claims for relief that are generally similar to the plaintiff’s previous complaint, but also asserts that the plaintiff has the right to sue derivatively on behalf of the Company to recoup damages supposedly sustained by the Company in connection with the Reclassification and includes derivative claims. The defendants intend to move to dismiss the amended complaint.

ITEM 4    Mine Safety Disclosures

Not applicable.

HUBBELL INCORPORATED - Form 10-K	13

PART II

ITEM 5    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On December 23, 2015 the Company completed the Reclassification of its dual-class common stock into a single class of Common Stock. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Reclassification of Common Stock. Trading in the Class A common stock and Class B common stock ceased after markets closed on December 23, 2015 and trading in the Company's single class of Common Stock commenced on the New York Stock Exchange ("NYSE") on December 24, 2015. The Company’s Common Stock is principally traded on the NYSE. Prior to the Reclassification the Company's Class A common stock traded under the symbol “HUB.A” and the Company's Class B common stock traded under the symbol “HUB.B”. The Common Stock, resulting from the Reclassification, trades under the symbol "HUBB".

The following tables provide information on market prices, dividends declared, number of common shareholders, and repurchases by the Company of shares of its Class A common stock, Class B common stock, and the Common Stock resulting from the Reclassification.

Market Prices (Dollars Per Share)		Class A Common		Class B Common		Common Stock
Years Ended December 31,		High	Low	High	Low	High	Low
2015 — Fourth quarter (After the Reclassification)		—	—	—	—	104.47	99.60
2015 — Fourth quarter (Prior to Reclassification)		128.17	108.12	100.73	83.85	—	—
2015 — Third quarter		122.02	91.67	109.40	80.33	—	—
2015 — Second quarter		118.84	105.48	112.84	107.37	—	—
2015 — First quarter		113.02	104.50	117.03	102.01	—	—
2014 — Fourth quarter		131.60	105.27	127.29	101.44	—	—
2014 — Third quarter		129.50	120.22	126.96	115.34	—	—
2014 — Second quarter		125.68	104.20	125.40	112.71	—	—
2014 — First quarter		114.00	94.24	122.55	106.47	—	—

Dividends Declared (Dollars Per Share)		Class A Common		Class B Common		Common Stock
Years Ended December 31,		2015	2014	2015	2014	2015	2014
Fourth quarter		0.63	0.56	0.63	0.56	—	—
Third quarter		0.56	0.50	0.56	0.50	—	—
Second quarter		0.56	0.50	0.56	0.50	—	—
First quarter		0.56	0.50	0.56	0.50	—	—

Number of Common Shareholders of Record
At December 31,	2015	2014	2013	2012	2011
Class A	—	369	394	426	458
Class B	—	2,093	2,225	2,389	2,549
Common Stock	2,548	—	—	—	—

Our dividends are declared at the discretion of our Board of Directors. In October 2015, the Company’s Board of Directors approved an increase in the common stock dividend rate from $0.56 to $0.63 per share per quarter. The increased quarterly dividend payment commenced with the December 15, 2015 payment made to the shareholders of record on November 30, 2015.

14	HUBBELL INCORPORATED - Form 10-K

Purchases of Equity Securities

On August 23, 2015, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $250 million of Common Stock (the "August 2015" program). When combined with the $141.4 million of remaining share repurchase authorization under the program approved by our Board of Directors in October 2014 (the "October 2014" program), as of December 31, 2015 we have a total remaining share repurchase authorization of $391.4 million. The October 2014 and August 2015 programs expire in October of 2017. Subject to numerous factors, including market conditions and alternative uses of cash, we intend to conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. Subject to these factors, we expect to repurchase up to $250 million of Common Stock in 2016.

The following table summarizes the Company's repurchase activity of Common Stock during the quarter ended December 31, 2015:

	Total Number of Shares of Common Stock Purchased	Average Price Paid Per Share of Common Stock	Approximate Value of Shares that May Yet Be Purchased Under the Programs
Period	(000’s)	Share	(in millions)
BALANCE AS OF SEPTEMBER 30, 2015			$403.5
October 2015	—	$—	$—
November 2015	—	$—	$—
December 2015	119	$102.45	$391.4
TOTAL FOR THE QUARTER ENDED DECEMBER 31, 2015	119	$102.45

HUBBELL INCORPORATED - Form 10-K	15

Corporate Performance Graph

On December 23, 2015, the Company completed the reclassification of its dual-class common stock into a single class of Common Stock (the “Reclassification”). Trading in the Class A common stock and Class B common stock ceased after markets closed on December 23, 2015 and trading in the Company's single class of Common Stock commenced on the New York Stock Exchange on December 24, 2015, under the ticker "HUBB". The total return to shareholders on the Company’s Class B common stock during the five years ended December 31, 2015 ("Hubbell Incorporated" in the graph) is determined based on the performance of the Class B common stock to the date of the Reclassification and the performance of the Common Stock thereafter.

The following graph compares the total return to shareholders on the Company’s Class B common stock during the five years ended December 31, 2015, with a cumulative total return on the (i) Standard & Poor’s MidCap 400 (“S&P MidCap 400”), (ii) The Weighted Average of Hubbell Class A and Class B common stock, and (ii) the Dow Jones U.S. Electrical Components & Equipment Index (“DJUSEC”). The Company is a member of the S&P MidCap 400. As of December 31, 2015, the DJUSEC reflects a group of fourteen company stocks in the electrical components and equipment market segment, and serves as the Company’s peer group for purposes of this graph. The comparison assumes $100 was invested on December 31, 2010 in the Company’s Class B Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hubbell Incorporated, the Weighted Average of Hubbell Class A and Class B shares, the S&P Midcap 400 Index, and the Dow Jones US Electrical Components & Equipment Index

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2015 Dow Jones & Co. All rights reserved.

16	HUBBELL INCORPORATED - Form 10-K

ITEM 6    Selected Financial Data

The following summary should be read in conjunction with the consolidated financial statements and notes contained herein (dollars and shares in millions, except per share amounts).

OPERATIONS, years ended December 31,	2015	2014	2013	2012	2011
Net sales	$3,390.4	$3,359.4	$3,183.9	$3,044.4	$2,871.6
Gross profit	$1,091.8	$1,109.0	$1,070.5	$1,012.2	$923.7
Operating income	$474.6	$517.4	$507.6	$471.8	$423.8
Adjusted operating income (1)	$513.5	$522.5	$507.6	$471.8	$423.8
Operating income as a % of sales	14.0%	15.4%	15.9%	15.5%	14.8%
Adjusted operating income as a % of sales (1)	15.1%	15.6%	15.9%	15.5%	14.8%
Net income attributable to Hubbell	$277.3	$325.3	$326.5	$299.7	$267.9
Net income attributable to Hubbell as a % of net sales	8.2%	9.7%	10.3%	9.8%	9.3%
Net income attributable to Hubbell as a % of Hubbell shareholders’ average equity	15.1%	17.0%	18.3%	19.2%	18.3%
Earnings per share — diluted	$4.77	$5.48	$5.47	$5.00	$4.42
Adjusted earnings per share - diluted (1)	$5.52	$5.54	$5.47	$5.00	$4.42
Cash dividends declared per common share	$2.31	$2.06	$1.85	$1.68	$1.52
Average number of common shares outstanding — diluted	58.0	59.2	59.6	59.8	60.4
Cost of acquisitions, net of cash acquired	$163.4	$183.8	$96.5	$90.7	$29.6
FINANCIAL POSITION, AT YEAR-END
Working capital (2)	$784.7	$1,130.3	$1,165.4	$1,008.9	$861.4
Total assets	$3,208.7	$3,320.1	$3,184.0	$2,943.3	$2,842.4
Total debt (3)	$644.1	$596.3	$594.3	$593.0	$595.1
Total Hubbell shareholders’ equity	$1,740.6	$1,927.1	$1,906.4	$1,661.2	$1,467.8
NUMBER OF EMPLOYEES, AT YEAR-END	16,200	15,400	14,300	13,600	13,500

(1) The selected non-GAAP measures of adjusted operating income, adjusted operating income as a percent of sales (adjusted operating margin), and adjusted earnings per share-diluted should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".
(2) Defined as current assets less current liabilities.
(3) The Company adopted Accounting Standards Update 2015-03 (ASU 2015-03) effective December 31, 2015. ASU 2015-03 requires costs incurred to issue debt to be presented in the balance sheet as a direct deduction from the carrying value of the debt, rather than as a deferred charge and the adoption of ASU 2015-03 must be applied on a retrospective basis. Accordingly, total debt for 2014, 2013, 2012 and 2011 has been reduced from previously reported amounts by $2.7 million, $3.2 million, $3.7 million, and $4.1 million, respectively.

HUBBELL INCORPORATED - Form 10-K	17

ITEM 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the United Kingdom, Brazil, Australia and Ireland. The Company also participates in joint ventures in Taiwan and Hong Kong, and maintains offices in Singapore, China, India, Mexico, South Korea and countries in the Middle East. The Company employs approximately 16,200 individuals worldwide.

The Company made the following management changes in 2015 as part of its succession planning program.

On May 5, 2015 the Board of Directors appointed, effective June 1, 2015, Kevin A. Poyck, Rodd R. Ruland and Darrin S. Wegman Group Presidents for its Lighting, Construction and Energy, and Commercial and Industrial businesses, respectively, which businesses together form the Company's Electrical segment. The newly appointed Group Presidents were overseen by Mr. Gary N. Amato, Executive Vice President, Hubbell Electrical Segment, until his retirement, effective December 31, 2015.

In December 2015 the Board of Directors appointed Maria R. Lee, Vice President, Treasurer and Investor Relations, effective January 1, 2016. Ms. Lee previously held the position of VP, Corporate Strategy and Investor Relations and was appointed following the retirement of James H. Biggart, Jr., VP, Treasurer, effective December 31, 2015.

The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for 2015, 2014 and 2013 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

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

Reclassification of Common Stock

On December 23, 2015, the Company completed the reclassification of its dual-class common stock into a single class of Common Stock (the “Reclassification”).

The Reclassification, among other benefits, simplified the Company's capital structure, better aligned voting rights with economic interests of all shareholders, and has eliminated the ability of the Louie E. Roche Trust and the Harvey Hubbell Trust (collectively, the “Trusts”), which, prior to the Reclassification, collectively owned 3,488,460 shares of the Company’s Class A common stock, par value $0.01 per share (the “Class A common stock”), representing approximately 49% of Class A common stock then outstanding, and approximately 36% of the total voting power of the Company's shareholders, to effectively prevent the approval of any matter that comes before the shareholders that requires, under Connecticut law, the approval of holders of two-thirds of the Company's outstanding common stock.

Following the filing of the Amended and Restated Certificate of Incorporation of the Company with the Secretary of the State of Connecticut, the Reclassification became effective at 11:59 p.m. on December 23, 2015 (the "Effective Time"), at which time (i) each holder of Class A common stock as of immediately prior to the Effective Time became entitled to receive cash in the amount of $28.00 for each share of Class A common stock held ("Class A Cash Consideration") and (ii) each share of Class A common stock issued and outstanding immediately prior to the Effective Time and each share of Class B common stock of the Company, par value $0.01 per share (the "Class B common stock"), issued and outstanding immediately prior to the Effective Time was reclassified into one share of common stock of the Company, par value $0.01 per share and having one vote per share upon all matters brought before any meeting of the shareholders (the "Common Stock").

18	HUBBELL INCORPORATED - Form 10-K

Trading in the Class A common stock and Class B common stock ceased after markets closed on December 23, 2015 and trading in the Company's single class of Common Stock commenced on the New York Stock Exchange on December 24, 2015, under the ticker "HUBB".

The aggregate amount of the Class A Cash Consideration paid in connection with, and at the time of, the Reclassification was $200.7 million.

The Company has accounted for the Reclassification by adjusting the Company’s capital stock accounts. The par value of the Class A common stock and the Class B common stock has been reclassified to Common Stock par value. Paid-in capital of the Class A Common Stock is zero at the time of the Reclassification and, therefore, the full amount of the Class A Cash Consideration paid in the Reclassification has been applied as a reduction to retained earnings.

In the third quarter of 2015 the Company incurred $7.4 million of costs related to the Reclassification (the "Reclassification Costs"), primarily consisting of professional fees. Reclassification Costs are recognized in Other expense, net in the Condensed Consolidated Statement of Income. Certain other Reclassification Costs of $12.3 million, including additional professional fees and the reimbursement of certain costs of the Trustee, were contingent upon closing the Reclassification and were recognized in the fourth quarter of 2015. Total Reclassification Costs incurred in 2015 were $19.7 million.

Additional information about the Reclassification is included in the Company’s current reports on Form 8-K filed on August 24, 2015 and December 23, 2015 and the Company's registration statement on Form S-4 (File No. 333-206898), initially filed with the SEC on September 11, 2015 and declared effective on November 23, 2015.

Outlook

In 2016 we expect our end markets in aggregate to be flat, with low to mid single digit growth in the construction-related non-residential and residential markets, and modest growth of one to two percent in the electrical transmission and distribution market. We expect growth in those markets to be offset by an anticipated decline in oil and gas markets, which we project may decline by approximately fifteen to twenty-percent, and industrial markets that are flat-to-down by approximately two percent.

We expect our organic net sales growth to outperform end markets and that acquisitions will continue to be a key driver of growth, but that net sales growth will also be challenged in 2016 by continued pressure from foreign exchange rates and the potential for price erosion in light of expected continued weakness in commodity costs.

We expect our operating margins in 2016 will continue to be affected by the unfavorable product and business mix experienced in 2015 as well as the foreign exchange and pricing pressures that we expect to be a headwind on net sales growth. We also expect operating margins in 2016 to be impacted by our plans to continue investing in our businesses in higher growth markets as well as restructuring and related activities with attractive returns. Pension expense is also expected to be a headwind on margins.

We anticipate earnings per diluted share in the range of $5.20 to $5.40 in 2016, including approximately $0.35 of restructuring and related costs in 2016 as well as $0.30 of incremental savings in 2016 from restructuring and related actions initiated prior to December 31, 2015.

Finally, with our strong financial position and cash flows provided by operating activities, we expect to continue to enhance shareholder value through capital deployment including both share repurchases and acquisitions. We expect to use the borrowing capacity available to us to fund a portion of these activities in 2016. Our estimate of 2016 earnings per diluted share includes the anticipated impact of up to $250 million of share repurchases in 2016 as well as higher interest expense from the projected increase in borrowings. We expect free cash flow (defined as cash flows from operating activities less capital expenditures) to be approximately 90% of net income in 2016.

HUBBELL INCORPORATED - Form 10-K	19

Results of Operations

Our operations are classified into two reportable segments: Electrical and Power. For a complete description of the Company’s segments, see Part I, Item 1 of this Annual Report on Form 10-K. Within these segments, Hubbell primarily serves customers in the non-residential and residential construction, industrial and utility markets. The industrial market includes a segment of customers in energy-related industries, including oil and gas as well as mining industries. The Company’s served markets, in order of magnitude of net sales for the Company, are primarily non-residential construction, industrial, utility and to a lesser extent, residential construction.

Our overall end markets were mixed in 2015. Our largest end market, non-residential construction, grew on the continued strength of the renovation and relight market as well as increased demand for private construction spending. The residential market also grew in 2015, albeit at a more modest pace than in the past several years. Strength in the non-residential and residential markets was more than offset by deteriorating oil and gas and broader industrial markets resulting in weakness in net sales of our products serving these markets. The utility market was approximately flat in 2015 driven by distribution markets and delays in transmission projects.

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Year Ending December 31,
	2015	% of Net sales	2014	% of Net sales	2013	% of Net sales
Net sales	$3,390.4		$3,359.4		$3,183.9
Cost of goods sold	2,298.6	67.8%	2,250.4	67.0%	2,113.4	66.4%
Gross profit	1,091.8	32.2%	1,109.0	33.0%	1,070.5	33.6%
Selling & administrative expenses	617.2	18.2%	591.6	17.6%	562.9	17.7%
Operating income	474.6	14.0%	517.4	15.4%	507.6	15.9%
Net income attributable to Hubbell	277.3	8.2%	325.3	9.7%	326.5	10.3%
EARNINGS PER SHARE - DILUTED	$4.77		$5.48		$5.47

Our consolidated results of operations in 2015 and 2014 include what we refer to as "Restructuring and Related Costs". Restructuring actions support our cost reduction efforts involving the consolidation of manufacturing and distribution facilities and workforce reductions. Restructuring-related costs are costs associated with our business transformation initiatives, including the consolidation of back-office functions and streamlining our processes.

Our consolidated results of operations in 2015 also include costs associated with the reclassification of the Company's common stock to eliminate its two-class structure (the "Reclassification Costs"). Reclassification Costs are primarily professional fees associated with the reclassification and are recognized in other expense, net in the Consolidated Statement of Income. Only a portion of the Reclassification Costs are tax deductible.

We believe certain non-GAAP measures that exclude the impact of these costs may provide useful information regarding our underlying performance from period to period and allow readers to assess the impact of the Company's restructuring and related activities and business transformation initiatives on the results of operations. Adjusted gross profit, adjusted selling & administrative ("S&A") expense, and adjusted operating income exclude Restructuring and Related Costs. Adjusted total other expense, adjusted net income attributable to Hubbell and adjusted earnings per diluted share exclude Restructuring and Related Costs as well as Reclassification Costs. Management uses these adjusted measures when assessing the performance of the business.

20	HUBBELL INCORPORATED - Form 10-K

The following table reconciles our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	For the Year Ending December 31,
	2015	% of Net sales	2014	% of Net sales	2013	% of Net sales
Gross profit (GAAP measure)	$1,091.8	32.2%	$1,109.0	33.0%	$1,070.5	33.6%
Restructuring and related costs	23.7		3.4		—
Adjusted gross profit	$1,115.5	32.9%	$1,112.4	33.1%	$1,070.5	33.6%

S&A expenses (GAAP measure)	$617.2	18.2%	$591.6	17.6%	$562.9	17.7%
Restructuring and related costs	15.2		1.7		—
Adjusted S&A expenses	$602.0	17.8%	$589.9	17.6%	$562.9	17.7%

Operating income (GAAP measure)	$474.6	14.0%	$517.4	15.4%	$507.6	15.9%
Restructuring and related costs	38.9		5.1		—
Adjusted operating income	$513.5	15.1%	$522.5	15.6%	$507.6	15.9%

Total other expense (GAAP measure)	$56.0		$31.9		$33.8
Reclassification costs	19.7		—		—
Adjusted total other expense	$36.3		$31.9		$33.8

Net income attributable to Hubbell (GAAP measure)	$277.3		$325.3		$326.5
Restructuring and related costs, net of tax	26.3		3.5		—
Reclassification costs, net of tax	17.4		—		—
Adjusted net income attributable to Hubbell	$321.0		$328.8		$326.5
Less: Earnings allocated to participating securities	(0.8)		(0.8)		(1.0)
Adj. net income available to common shareholders	$320.2		$328.0		$325.5
Average number of diluted shares outstanding	58.0		59.2		59.6
ADJUSTED EARNINGS PER SHARE - DILUTED	$5.52		$5.54		$5.47

The following table reconciles our restructuring costs to our Restructuring and Related Costs for 2015 and 2014 (in millions):

	For the Year Ending December 31,
	2015	2014	2015	2014	2015	2014
	Cost of goods sold		S&A expense		Total
Restructuring costs (GAAP measure, Note 22 - Restructuring Costs)	$15.3	$3.4	$8.3	$1.7	$23.6	$5.1
Restructuring related costs	8.4	—	6.9	—	15.3	—
Restructuring and related costs (non-GAAP measure)	$23.7	$3.4	$15.2	$1.7	$38.9	$5.1

Of the $38.9 million of Restructuring and Related Costs incurred in 2015, $32.8 million is recorded in the Electrical segment and $6.1 million is recorded in the Power segment. All of the Restructuring and Related Costs in 2014 were recorded in the Electrical segment.

HUBBELL INCORPORATED - Form 10-K	21

2015 Compared to 2014

Net Sales

Net sales for the year ended 2015 were $3.4 billion, an increase of one percent over 2014. Acquisitions added three percentage points to net sales in 2015, offset by the impact of foreign currency translation which reduced net sales by two percentage points. Organic volume was flat as net sales growth in our Power segment and in our Electrical segment products in the non-residential and residential construction markets was offset by lower organic net sales of our Electrical segment products in the energy-related and industrial markets, primarily our Harsh and Hazardous products.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold increased to 67.8% for 2015 compared to 67.0% in 2014. The increase was primarily due to higher Restructuring and Related Costs in 2015 as compared to 2014, contributing approximately 60 basis points to the increase, unfavorable product and business mix, and the unfavorable impact of foreign exchange, partially offset by the favorable net impact of price and material costs as well as productivity in excess of cost inflation.

Gross Profit

The gross profit margin for 2015 declined to 32.2% compared to 33.0% in 2014. Excluding Restructuring and Related Costs, the adjusted gross profit margin was 32.9% in 2015 as compared to 33.1% in 2014. The decrease in the adjusted gross margin is primarily due to unfavorable product and business mix, and the unfavorable impact of foreign exchange, partially offset by the favorable net impact of price and material costs as well as productivity in excess of cost inflation.

Selling & Administrative Expenses

S&A expense increased four percent compared to 2014 primarily due to the addition of S&A expense of acquired businesses and higher Restructuring and Related Costs in 2015 as compared to 2014. As a percentage of net sales, S&A expense increased to 18.2% in 2015 compared to 17.6% in 2014. Excluding Restructuring and Related Costs, adjusted S&A expense as a percentage of net sales increased to 17.8% in 2015 compared to 17.6% in 2014. The increase in adjusted S&A expense is primarily due to acquired businesses with relatively higher S&A as a proportion of net sales in the near-term post-acquisition.

Operating Income

Operating income decreased eight percent in 2015 to $474.6 million and operating margin declined by 140 basis points to 14.0%. Excluding Restructuring and Related Costs, adjusted operating income decreased two percent and the adjusted operating margin was 15.1% in 2015 compared to 15.6% in 2014. Adjusted operating income and the adjusted operating margin decreased primarily due to unfavorable product and business mix, and the unfavorable impact of foreign exchange, partially offset by the favorable net impact of price and material costs as well as productivity in excess of cost inflation.

Total Other Expense

In 2015, total other expense was $56.0 million compared to $31.9 million in 2014. Excluding Reclassification Costs that were incurred in 2015, adjusted total other expense was $36.3 million in 2015 compared to $31.9 million in 2014 and increased primarily due to the write-off of an indemnification asset related to an acquisition.

Income Taxes

The full year effective tax rate was 32.6% in 2015 and was flat as compared to 2014. In 2015 the effective tax rate increased due to certain costs associated with the reclassification that were not deductible. That increase in the effective tax rate for 2015 was primarily offset by international reorganization actions in the current year as well as certain discrete tax items in 2014. Additional information related to the Company’s effective tax rate is included in Note 12 — Income Taxes in the Notes to Consolidated Financial Statements.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell was $277.3 million in 2015 and decreased 14.8% as compared to 2014. Excluding Restructuring and Related Costs and Reclassification Costs, adjusted net income attributable to Hubbell was $321.0 million in 2015 and decreased 2.4% as compared to 2014. Earnings per diluted share in 2015 decreased 13.1% compared to 2014. Adjusted earnings per diluted share declined slightly in 2015 as compared to 2014 due to lower adjusted operating income, partially offset by the impact of a lower average number of diluted shares outstanding for the year, which declined by approximately 1.2 million as compared to 2014.

Segment Results

Electrical Segment

(In millions)	2015	2014
Net sales	$2,388.3	$2,398.2
Operating income	$279.0	$337.9
Restructuring and related costs	32.8	5.1
Adjusted operating income	$311.8	$343.0
Operating margin	11.7%	14.1%
Adjusted operating margin	13.1%	14.3%

Net sales in the Electrical segment were approximately flat in 2015 compared with 2014 as the contribution of net sales from acquisitions were more than offset by the impact of foreign currency translation and lower organic net sales volume. Acquisitions contributed three percentage points to net sales offset by two percentage points due to foreign currency translation and one percentage point due to lower organic volume.

22	HUBBELL INCORPORATED - Form 10-K

Within the segment, net sales of lighting products increased six percent in 2015 compared to 2014, while electrical systems products declined by four percent in the same period. Net sales of lighting products increased five percent due to organic growth in both the non-residential and residential construction markets, and one percent due to acquisitions. Net sales of electrical systems products declined by four percent due to a four percentage point decline in organic volume and three percentage points of unfavorable foreign currency translation, partially offset by three percent net sales growth from completed acquisitions. The decline in organic net sales volume is primarily due to lower net sales of products in the energy-related and industrial markets, primarily our Harsh and Hazardous products, partially offset by net sales growth in our other electrical systems products, primarily in the non-residential and residential construction markets.

Operating income in the Electrical segment for 2015 was $279.0 million and decreased seventeen percent or $58.9 million compared to 2014. Operating margin in 2015 decreased by approximately 240 basis points to 11.7% as compared to the same period of 2014. Excluding Restructuring and Related Costs, the adjusted operating margin was 13.1% in 2015 as compared to 14.3% in 2014. The decrease in the adjusted operating margin is primarily due to unfavorable product and business mix and the unfavorable impact of foreign exchange, partially offset by the favorable net impact of price and material costs as well as productivity in excess of cost inflation. Acquisitions contributed approximately 30 basis points to the decrease in operating margin.

Power Segment

(In millions)	2015	2014
Net sales	$1,002.1	$961.2
Operating income	$195.6	$179.5
Restructuring and related costs	6.1	—
Adjusted operating income	$201.7	$179.5
Operating margin	19.5%	18.7%
Adjusted operating margin	20.1%	18.7%

Net sales in the Power segment were $1.0 billion, up four percent compared to 2014, due to the contribution of net sales from acquisitions. Growth from organic volume was offset by the unfavorable impact of foreign currency translation. The net sales contribution of completed acquisitions added four percentage points. Organic volume contributed one percentage point and was offset by one percentage point of unfavorable foreign currency translation. The increase in organic volume was primarily due to higher sales of telecommunications products.

Operating income in the Power segment increased nine percent to $195.6 million in 2015 compared to 2014. Operating margin in 2015 increased by 80 basis points to 19.5% as compared to 2014. Excluding Restructuring and Related Costs, the adjusted operating margin was 20.1% in 2015 as compared to 18.7% in 2014. The increase in the adjusted operating margin is primarily due to productivity in excess of costs increases, including favorable material costs. Operating margin improvement from pricing was offset by cost inflation from foreign currency. Acquisitions increased operating income, but reduced operating margin by approximately 20 basis points.

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

Total Other Expense

In 2014, total other expense, which is primarily interest expense on long-term debt, was $31.9 million compared to $33.8 million in 2013. The $1.9 million decrease was primarily due to lower net foreign currency transaction losses in 2014 compared to 2013.

HUBBELL INCORPORATED - Form 10-K	23

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

Segment Results

Electrical Segment

(In millions)	2014	2013
Net sales	$2,398.2	$2,262.6
Operating income	$337.9	$341.1
Restructuring and related costs	5.1	—
Adjusted operating income	$343.0	$341.1
Operating margin	14.1%	15.1%
Adjusted operating margin	14.3%	15.1%

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

Operating income in 2014 was $337.9 million, a one percent decrease compared to 2013, while operating margin declined by 100 basis points to 14.1%. Excluding Restructuring and Related Costs, the operating margin decreased by 80 basis points to 14.3% due to unfavorable business and product mix and cost inflation in excess of productivity, partially offset by higher organic volume and price realization. Operating margin for the year ended 2014 also includes higher warranty and related costs which were incurred in the third quarter of 2014, and contributed approximately 15 basis points to the decline. Acquisitions were 10 basis points dilutive to operating margin.

Power Segment

(In millions)	2014	2013
Net sales	$961.2	$921.3
Operating income	$179.5	$166.5
Restructuring and related costs	—	—
Adjusted operating income	$179.5	$166.5
Operating margin	18.7%	18.1%
Adjusted operating margin	18.7%	18.1%

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

24	HUBBELL INCORPORATED - Form 10-K

Financial Condition, Liquidity and Capital Resources

Cash Flow

	December 31,
(In millions)	2015	2014	2013
Net cash provided by (used in):
Operating activities	$331.1	$391.5	$381.8
Investing activities	(249.2)	(242.6)	(151.1)
Financing activities	(371.1)	(215.6)	(130.9)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(21.2)	(20.1)	(4.1)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(310.4)	$(86.8)	$95.7

2015 Compared to 2014

Cash provided by operating activities for 2015 decreased compared to 2014 primarily due to lower net income after adjusting for the non-cash impacts of depreciation and amortization, stock-based compensation and deferred income taxes, offset partially by lower use of cash for working capital. Cash used for working capital was $32.3 million in 2015 compared to $44.7 million in 2014 primarily due to increased collection of accounts receivable and increased current liabilities, offset partially by higher inventories.

Cash used for investing activities of $249.2 million in 2015 increased compared to cash used of $242.6 million in 2014. This increase is primarily due to an approximately $22 million increase in investments in our business, including a $16.8 million increase in capital expenditures as well as a $5.0 million investment in a privately-held electrical utility substation security provider as well as lower proceeds from the disposition of assets in 2015. Those increases in the use of cash for investing activities are partially offset by lower cash used for acquisitions in 2015 as compared to 2014.

Cash used for financing activities of $371.1 million in 2015 increased compared to $215.6 million of cash used in 2014. The increase in cash used is primarily the result of $200.7 million of Class A Cash Consideration paid in connection with the Reclassification and a $15.8 million increase in dividends paid, partially offset by cash provided by $48.0 million of commercial paper outstanding at December 31, 2015 and lower cash used on the repurchase of common shares. There was no commercial paper outstanding at December 31, 2014. For more information about the Reclassification refer to the Executive Overview of the Business, in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 16 – Capital Stock, in the Notes to Consolidated Financial Statements.

The unfavorable impact of foreign currency exchange rates on cash increased to $21.2 million in 2015 as compared to $20.1 million in 2014. The unfavorable impact in 2015 and 2014 was primarily related to the U.S. dollar strengthening against the British pound, Australian dollar, Canadian dollar, and Mexican peso.

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

In 2015, the Company completed four acquisitions for $163.4 million, net of cash acquired, and including a $0.2 million payment in 2015 to settle the net working capital adjustment relating to an acquisition completed in the fourth quarter of 2014. Three of these 2015 acquisitions were added to the Electrical segment, while one was added to the Power segment. In January 2016, the Company acquired all of the issued and outstanding shares of capital stock of R.W. Lyall & Company, Inc. ("Lyall"), a leader in the design and application of

HUBBELL INCORPORATED - Form 10-K	25

components and assemblies for the natural gas distribution market for a cash purchase price of approximately $130.0 million. Lyall will be added to the Electrical segment. In February 2016, the Company acquired all of the issued and outstanding shares of Electric Motion Company, Inc. and all of the membership interests in Elmot Realty Associates, LLC, Elmot Realty Associates II, LLC, and DelRi LLC, collectively referred to as "EMC", a manufacturer of grounding and connector products for the communication, power, and transportation industries for approximately $43.0 million. EMC will be added to the Power segment. The Company continues to assess opportunities to expand sales through acquisitions of businesses that fill product gaps or allow for expansion in new markets. For more information refer to Note 2 – Business Acquisitions in the Notes to Consolidated Financial Statements.

Beginning in the fourth quarter of 2014 and continuing through 2015 we have initiated certain restructuring actions, primarily in response to weakness in certain of our end markets. As a result of those restructuring actions we have exited twelve facilities in 2015, which together with additional workforce reduction initiatives, have impacted more than 350 positions. We expect to initiate additional restructuring actions in 2016.

Costs relating to restructuring actions primarily include severance and employee benefits, facility exit costs and asset impairment charges. With the exception of asset impairment charges, these costs are predominantly settled in cash and will be funded by our operating activities.

The table below presents the cost incurred in 2015, additional expected costs and the expected completion date for restructuring actions initiated in the 2014 and separately for those initiated in 2015 (in millions):

	Costs Incurred in 2015	Additional Expected Costs	Expected Completion Date
2015 Restructuring Actions	$19.2	$6.1	2016
2014 Restructuring Actions	4.4	—	2015
Total	$23.6	$6.1

During 2015, we used cash of $77.1 million for capital expenditures, an increase of $16.8 million from 2014 as we made investments in our businesses in higher growth markets in 2015 that we expect will drive productivity.

Additional information with respect to future investments in the business can be found under “Outlook” within Management’s Discussion and Analysis.

Stock Repurchase Program

During 2015, the Company executed share repurchases totaling $88.1 million, of which $79.1 million of repurchases have been settled in cash, and an additional $9.0 million common shares were repurchased in the three days prior to December 31, 2015, but were not cash settled by that date according to customary settlement terms. On August 23, 2015, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $250 million of Common Stock (the "August 2015" program). When combined with the $141.4 million of remaining share repurchase authorization under the program approved by our Board of Directors in October 2014 (the "October 2014" program), as of December 31, 2015 we have a total remaining share repurchase authorization of approximately $390 million. The October 2014 and August 2015 programs expire in October of 2017. Subject to numerous factors, including market conditions and alternative uses of cash, we intend to conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. Subject to these factors, we expect to repurchase up to $250 million of Common Stock in 2016.

Debt to Capital

At December 31, 2015 and 2014, the Company had $595.9 million and $594.9 million, respectively, of senior long-term notes outstanding, net of unamortized discount and the unamortized balance of capitalized debt issuance costs. The long-term fixed-rate notes, with amounts of $300 million due in 2018 and 2022, respectively, are callable with a make whole provision and are only subject to accelerated payment prior to maturity if we fail to meet certain non-financial covenants, all of which were met at December 31, 2015.

At December 31, 2015 and 2014, the Company had $48.2 million and $1.4 million, respectively, of short-term debt outstanding.

◦
Short-term debt at December 31, 2015 includes $48.0 million of commercial paper borrowings to partially fund the Class A Cash Consideration paid on December 23, 2015 in connection with the Reclassification. There were no commercial paper borrowings outstanding at December 31, 2014.

◦
The Company has a credit agreement for a 5.0 million Brazilian reais line of credit to support its Brazilian operations. The line of credit expires in October 2016; however, an undrawn balance is subject to an annual review by the lender. At December 31, 2015, there were no borrowings outstanding under this line of credit. At December 31, 2014, 3.0 million Brazilian reais (equivalent to $1.1 million) was outstanding.

◦
Short-term debt at December 31, 2015 is also comprised of outstanding borrowings of 1.3 million Chinese renminbi (equivalent to $0.2 million) under existing lines of credit used to support the Company's operations in China. At December 31, 2014 there were 1.7 million Chinese renminbi (equivalent to $0.3 million) of borrowings outstanding under this line of credit.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

26	HUBBELL INCORPORATED - Form 10-K

The following table sets forth the reconciliation of net debt at December 31, 2015 and 2014:

	December 31,
(In millions)	2015	2014
Total Debt	$644.1	$596.3
Total Hubbell Shareholders’ Equity	1,740.6	1,927.1
TOTAL CAPITAL	$2,384.7	$2,523.4
Debt to Total Capital	27%	24%
Cash and Investments	$405.2	$705.8
NET DEBT	$238.9	$(109.5)
Net Debt to Total Capital	10%	(4)%

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

The Reclassification required a significant cash outlay in the fourth quarter of 2015. Additional significant cash outlays may be required in the near term to fund our intended share repurchases as well as our continued strategy to expand through acquisitions and invest in our business. We expect to use the borrowing capacity available to us to fund a portion of these activities in 2016.

◦
Upon completion of the Reclassification on December 23, 2015, each holder of Class A common stock became entitled to $28.00 for each share of Class A common stock held. The aggregate amount of the Class A Cash Consideration paid in connection with, and at the time of, the Reclassification was $200.7 million. Short-term debt at December 31, 2015 includes $48.0 million of commercial paper borrowing to partially fund the Class A Cash Consideration paid. In addition, certain costs of the Reclassification were contingent upon closing the Reclassification and were recognized in the fourth quarter of 2015.

◦
We have approximately $390 million of total share repurchase authorization remaining at December 31, 2015 and, subject to numerous factors, including market conditions and alternative uses of cash, we expect to conduct discretionary repurchases through open market or privately negotiated transactions of up to $250 million of Common Stock in 2016.

◦
In January 2016 we completed the acquisition of Lyall for an aggregate purchase price of approximately $130.0 million and EMC for an aggregate purchase price of approximately $43.0 million and expect to complete additional acquisitions in 2016. Further discussion of the Lyall and EMC acquisitions can be found in Note 22 — Subsequent Events of the Notes to Consolidated Financial Statements.

In addition to these uses of cash, we will require cash outlays to fund our operations, capital expenditures, and an increase in working capital that would be required to accommodate a higher level of business activity for the foreseeable future, as well as our rate of cash dividends. We also have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that are summarized in the table of Contractual Obligation as of December 31, 2015. Since December 31, 2015, there were no material changes to our contractual obligations.

HUBBELL INCORPORATED - Form 10-K	27

Our sources of funds and available resources to meet these funding needs are as follows:

◦
Cash flows from operations and existing cash resources: We continue to target free cash flow (defined as cash flows from operations less capital expenditures) of approximately 90% of net income in 2015. We also have $343.5 million of cash and cash equivalents at December 31, 2015, of which approximately 9% was held inside the United States and the remainder held internationally. Except for a portion of current earnings, the Company’s intent is to indefinitely reinvest all of its undistributed international earnings and cash internationally.

◦
We have the ability to issue commercial paper for general corporate purposes and our $750 million revolving credit facility, which expires in December 2020, serves as a backup to our commercial paper program. We maintain investment grade credit ratings from the major U.S. rating agencies. Outstanding commercial paper borrowings as of February 16, 2016 are $362 million.

On December 16, 2015 the Company entered into a five-year revolving credit agreement (the "Credit Agreement") with a syndicate of lenders that provides a $750 million committed revolving credit facility, and replaces the $500 million five-year credit agreement dated as of October 20, 2011 that was scheduled to expire in October 2016. Commitments under the Credit Agreement may be increased to an aggregate amount not to exceed $1.250 billion. The interest rate applicable to borrowing under the Credit Agreement is generally either the adjusted LIBOR plus an applicable margin (determined by reference to a ratings based grid) or the alternate base rate. The single financial covenant in the Credit Agreement, which the Company is in compliance with, requires that total debt not exceed 55% of total capitalization as of the last day of each fiscal quarter of the Company. Annual commitment fees to support availability under the credit facility are not material. Although not the principal source of liquidity, we believe our credit facility is capable of providing significant financing flexibility at reasonable rates of interest. However, in the event of a significant deterioration in the results of our operations or cash flows, leading to deterioration in financial condition, our borrowing costs could increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements. As of December 31, 2015 the credit facility had not been drawn against.

◦
In addition to our commercial paper program and existing revolving credit facility we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position we believe that we would be able to obtain additional long-term debt financing on attractive terms. In 2016 we expect to convert some of our commercial paper borrowings to term debt through a long-term debt offering.

◦
The Company also maintains other lines of credit that are primarily used to support the issuance of letters of credit. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. At December 31, 2015 and 2014 these lines totaled $54.6 million and $54.6 million, respectively, of which $22.5 million million and $27.1 million was utilized to support letters of credit and the remaining amount was unused. The annual commitment fees associated with these lines of credit are not material.

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

Changes in the value of the defined benefit plan assets and liabilities will affect the amount of pension expense ultimately recognized. Although differences between actuarial assumptions and actual results are no longer deferred for balance sheet purposes, deferral is still permitted for pension expense purposes. Unrecognized gains and losses in excess of an annual calculated minimum amount (the greater of 10% of the projected benefit obligation or 10% of the market value of assets) are amortized and recognized in net periodic pension cost over the average remaining service period of our active employees, which approximates 10-12 years. During 2015 and 2014, we recorded $12.1 million and $3.9 million, respectively, of pension expense related to the amortization of these unrecognized losses. We expect to record $13.7 million of expense related to unrecognized losses and prior service cost in 2016.

In 2015 and 2014, we contributed $22.6 million and $23.5 million, respectively, to our qualified foreign and domestic defined benefit pension plans. We contributed $3.2 million to our qualified foreign defined benefit pension plans in 2013. These contributions have improved the funded status of all of our plans. Although not required under the Pension Protection Act of 2006, the Company made a voluntary contribution to its qualified domestic defined benefit pension plan of $20.0 million in January 2015. Although not required by ERISA and the Internal Revenue Code, the Company may elect to make a voluntary contribution to its qualified domestic defined benefit pension plan in 2016. The Company expects to contribute approximately $2.2 million to its foreign plans in 2016. The anticipated 2016 level of pension funding is not expected to have a significant impact on our overall liquidity.

28	HUBBELL INCORPORATED - Form 10-K

Assumptions

The following assumptions were used to determine projected pension and other benefit obligations at the measurement date and the net periodic benefit costs for the year:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	4.71%	4.23%	4.60%	4.10%
Rate of compensation increase	3.59%	3.15%	3.92%	3.60%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	4.23%	5.04%	4.10%	4.60%
Expected return on plan assets	6.36%	6.06%	N/A	N/A
Rate of compensation increase	3.15%	3.18%	3.60%	3.58%

At the end of each year, we estimate the expected long-term rate of return on pension plan assets based on the strategic asset allocation for our plans. In making this determination, we utilize expected rates of return for each asset class based upon current market conditions and expected risk premiums for each asset class. A one percentage point change in the expected long-term rate of return on pension fund assets would have an impact of approximately $7.6 million on 2016 pretax pension expense. The expected long-term rate of return is applied to the fair market value of pension fund assets to produce the expected return on fund assets that is included in pension expense. The difference between this expected return and the actual return on plan assets was recognized at December 31, 2015 for balance sheet purposes, but continues to be deferred for expense purposes. The net deferral of past asset gains (losses) ultimately affects future pension expense through the amortization of gains (losses) with an offsetting adjustment to Hubbell shareholders’ equity through Accumulated other comprehensive loss.

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension plan liabilities. For our U.S. and Canadian pension plans, this discount rate is determined by matching the expected cash flows associated with our benefit obligations to a yield curve based on high quality, fixed income debt instruments with maturities that closely match the expected funding period of our pension liabilities. This yield curve is derived using a bond matching approach which incorporates a selection of bonds that align with our projected benefit obligations. As of December 31, 2015, we used a discount rate of 4.80% for our U.S. pension plans compared to a discount rate of 4.30% used in 2014. For our Canadian pension plan, we used a discount rate of 3.90% in 2015, compared to the 3.95% discount rate used in 2014.

For our UK pension plan the discount rate was derived using a yield curve fitted to the yields on AA bonds in the Barclays Capital Sterling Aggregate Corporate Index and uses sample plan cash flow data as a proxy to plan specific liability cash flows. The derived discount rate is the single discount rate equivalent to discounting these liability cash flows at the term-dependent spot rates of AA corporate bonds. This methodology resulted in a December 31, 2015 discount rate for the UK pension plan of 4.00% as compared to a discount rate of 3.70% used in 2014.

An increase of one percentage point in the discount rate would lower our 2016 pretax pension expense by approximately $9.0 million. A discount rate decline of one percentage point would increase our 2016 pretax pension expense by approximately $10.3 million.

In 2014 we changed the mortality table used to calculate the present value of our pension plan liabilities from the RP-2000 mortality table to the RP-2000 mortality table with generational projection using Scale BB-2D. That change resulted in an approximately $40 million increase in the projected benefit obligation of our U.S. defined benefit pension plans upon remeasurement at December 31, 2014. The same mortality assumption was used to calculate the present value of pension plan liabilities as of December 31, 2015. The RP-2000 mortality table with generational projection using Scale BB-2D was chosen as the best estimate based on the observed and anticipated experience of the plans after considering alternative tables, including RP-2014 and generational projection using Scale MP-2015.

Other Post Employment Benefits (“OPEB”)

The Company also has a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits have been discontinued for substantially all future retirees. These plans are not funded and, therefore, no assumed rate of return on assets is required. We use a similar methodology to derive the yield curve for our post employment benefit plan obligations that we use for our pension plans. As of December 31, 2015, the Company used a discount rate of 4.60% to determine the projected benefit obligation compared to a discount rate of 4.10% used in 2014. In accordance with the accounting guidance for retirement benefits, we recorded to Accumulated other comprehensive loss, within Hubbell shareholders’ equity, a charge, net of tax, of approximately $1.1 million in 2015 and a charge, net of tax, of approximately $1.7 million in 2014, related to the annual remeasurement of the OPEB plans and the amortization of prior service credits and net actuarial gains.

HUBBELL INCORPORATED - Form 10-K	29

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

Contractual Obligations

A summary of our contractual obligations and commitments at December 31, 2015 is as follows (in millions):

	Payments due by period
	Total	2016	2017-2018	2019-2020	2021 and thereafter
Debt obligations(a)	$648.2	$48.2	$300.0	$—	$300.0
Expected interest payments	117.9	28.7	47.0	21.8	20.4
Operating lease obligations	56.8	13.3	19.0	11.2	13.3
Retirement and other benefits(b)	223.2	8.3	16.3	15.8	182.8
Purchase obligations	198.9	198.6	0.3	—	—
Obligations under customer incentive programs	40.7	40.7	—	—	—
Income tax payments	3.3	3.3	—	—	—
TOTAL	$1,289.0	$341.1	$382.6	$48.8	$516.5

(a)	Amounts exclude unamortized discount and capitalized debt issuance costs.

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

Our purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability. These obligations primarily consist of inventory purchases made in the normal course of business to meet operational requirements and commitments for equipment purchases. As of December 31, 2015, we have $20.3 million of uncertain tax positions reflected in our Consolidated Balance Sheet. We are unable to make a reasonable estimate regarding the timing of settlement of these uncertain tax positions and, as a result, they have been excluded from the table. See Note 12 — Income Taxes in the Notes to Consolidated Financial Statements.

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

Inventory Valuation

Inventories in the U.S. are primarily valued at the lower of LIFO cost or market, while non-U.S. inventories are valued at the lower of FIFO cost or market. We routinely evaluate the carrying value of our inventories to ensure they are carried at the lower of LIFO or FIFO cost or market value. Such evaluation is based on our judgment and use of estimates, including sales forecasts,

30	HUBBELL INCORPORATED - Form 10-K

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

Accrued Insurance

We retain a significant portion of the risks associated with workers’ compensation, medical, automobile and general liability insurance. We estimate self-insurance liabilities using a number of factors, including historical claims experience, demographic factors, severity factors and other actuarial assumptions. The accrued liabilities associated with these programs are based on our estimates of ultimate costs to settle known claims as well as claims incurred but not reported as of the balance sheet date. These assumptions are periodically reviewed with a third-party actuary to determine the adequacy of these self-insurance reserves. Changes in these assumptions may necessitate future adjustments to these self-insurance liabilities.

Employee Benefits Costs and Funding

We sponsor domestic and foreign defined benefit pension, defined contribution and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on the pension fund assets, rate of increase in employee compensation levels and health care cost increase projections. These assumptions are determined based on Company data and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. Further discussion of the assumptions used in 2015 and 2014 are included above under “Pension Funding Status” and in Note 10 — Retirement Benefits of the Notes to Consolidated Financial Statements.

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

HUBBELL INCORPORATED - Form 10-K	31

the asset. The fair value of impaired assets is determined using expected cash flow estimates, quoted market prices when available and appraisals as appropriate. We did not record any material impairment charges related to long-lived assets in 2015, 2014, or 2013.

Goodwill and indefinite-lived intangible assets are reviewed annually for impairment unless circumstances dictate the need for more frequent assessment. We perform our goodwill impairment testing as of April 1st of each year unless circumstances dictate the need for more frequent assessments. The accounting guidance provides entities an option of performing a qualitative assessment before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the goodwill is not impaired, the entity would not need to proceed to the two step goodwill impairment testing process as prescribed in the guidance. The Company has elected to bypass the qualitative assessment and proceeded directly to the quantitative analysis. The goodwill impairment testing requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future discounted cash flows, determining appropriate discount rates and other assumptions. We use internal discounted cash flow estimates to determine fair value. These cash flow estimates are derived from historical experience and future long-term business plans and the application of an appropriate discount rate. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. As of April 1, 2015, our goodwill testing resulted in fair values for each reporting unit that substantially exceeded the reporting unit’s carrying value. We have not recorded any goodwill impairments since the initial adoption of the accounting guidance in 2002.

The identification and measurement of impairment of indefinite-lived intangible assets involves an assessment of qualitative factors to determine whether events or circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If it is more likely than not that the asset is imparied, the fair value of the indefinite lived intangibles will be determined using discounted cash flow estimates. If the carrying value of these assets exceeds the estimated fair value, the carrying value will be reduced to the estimated fair value. We did not record any impairments related to indefinite-lived intangible assets in 2015, 2014, or 2013.

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

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-K, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our expected capital resources, liquidity, financial performance, pension funding, and results of operations and are based on our reasonable current expectations. In addition, all statements regarding restructuring plans and expected associated costs and benefits, intent to repurchase shares of Common Stock, and the expected amount of such repurchases, and improvement in operating results, anticipated market conditions and productivity initiatives are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

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

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions.

32	HUBBELL INCORPORATED - Form 10-K

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Ability to carry out future acquisitions and strategic investments in our core businesses as well as the acquisition related costs.

•	The ability to effectively implement ERP systems without disrupting operational and financial processes.

•	Unanticipated difficulties integrating acquisitions as well as the realization of expected synergies and benefits anticipated when we first enter into a transaction.

•	The ability of governments to meet their financial obligations.

•	Political unrest in foreign countries.

•	Natural disasters.

•	Failure of information technology systems or security breaches resulting in unauthorized disclosure of confidential information.

•	Future repurchases of common stock under our common stock repurchase program.

•	Changes in accounting principles, interpretations, or estimates.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

•
Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in this Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

We manufacture and/or assemble our products in the United States, Canada, Switzerland, Puerto Rico, Mexico, China, Italy, UK, Brazil and Australia and sell products in those markets as well as through offices in Singapore, China, India, Mexico, South Korea and countries in the Middle East. Hubbell also participates in joint ventures in Taiwan and Hong Kong. Shipments from non-U.S. subsidiaries as a percentage of the Company’s total net sales were 11% in 2015, 14% in 2014 and 16% in 2013, with the Canadian and UK operations representing approximately 34% and 24%, respectively, of 2015 total international net sales. Of the remaining 2015 international sales Mexico represents 11%, while Switzerland and Brazil represent 10% each. As such, our operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. To manage this exposure, we closely monitor the working capital requirements of our international units and may enter into forward foreign exchange contracts. Further discussion of forward exchange contracts can be found in Note 14 – Fair Value Measurement in the Notes to Consolidated Financial Statements.

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

HUBBELL INCORPORATED - Form 10-K	33

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

The following table presents cost information related to fixed rate interest risk sensitive instruments by maturity at December 31, 2015 (dollars in millions):

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value 12/31/15
ASSETS
Available-for-sale investments	$12.2	$6.8	$8.5	$5.4	$6.8	$7.2	$46.9	$47.4
Avg. interest rate	4.50%	4.84%	5.09%	5.00%	4.84%	5.00%
LIABILITIES
Long-term debt	$—	$—	$298.8	$—	$—	$297.1	$595.9	$630.5
Avg. interest rate	—	—	5.95%	—	—	3.625%	4.79%

We use derivative financial instruments only if they are matched with a specific asset, liability, or proposed future transaction. We do not speculate or use leverage when trading a financial derivative product.

In September 2015, we purchased redeemable preferred stock of a privately held company for $5.0 million which is classified as an available-for-sale security, but is not interest rate sensitive and so has been excluded from the above analysis. See also Note 1 Significant Accounting Policies, Note 6 – Investments and Note 11 – Debt in the Notes to Consolidated Financial Statements.

34	HUBBELL INCORPORATED - Form 10-K

ITEM 8    Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

HUBBELL INCORPORATED - Form 10-K	35

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate systems of internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm as stated in their report which is included on the next page within this Annual Report on Form 10-K.

/s/ DAVID G. NORD	/s/ WILLIAM R. SPERRY
David G. Nord	William R. Sperry
Chairman of the Board, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

36	HUBBELL INCORPORATED - Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hubbell Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hubbell Incorporated and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 12 to the consolidated financial statements, in 2015 the Company changed the manner in which it accounts for the classification of deferred taxes in the consolidated balance sheets due to the adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 18, 2016

HUBBELL INCORPORATED - Form 10-K	37

Consolidated Statement of Income

	Year Ended December 31,
(in millions, except per share amounts)	2015	2014	2013
Net sales	$3,390.4	$3,359.4	$3,183.9
Cost of goods sold	2,298.6	2,250.4	2,113.4
Gross profit	1,091.8	1,109.0	1,070.5
Selling & administrative expenses	617.2	591.6	562.9
Operating income	474.6	517.4	507.6
Interest expense	(31.0)	(31.2)	(30.8)
Investment income	0.5	1.1	1.3
Other expense, net	(25.5)	(1.8)	(4.3)
Total other expense	(56.0)	(31.9)	(33.8)
Income before income taxes	418.6	485.5	473.8
Provision for income taxes	136.5	158.3	144.0
Net income	282.1	327.2	329.8
Less: Net income attributable to noncontrolling interest	4.8	1.9	3.3
NET INCOME ATTRIBUTABLE TO HUBBELL	$277.3	$325.3	$326.5
Earnings per share
Basic	$4.79	$5.51	$5.51
Diluted	$4.77	$5.48	$5.47
See notes to consolidated financial statements.

Consolidated Statement of Comprehensive Income

	Year Ended December 31,
(in millions)	2015	2014	2013
Net income	$282.1	$327.2	$329.8
Other comprehensive (loss) income:
Foreign currency translation adjustments	(45.5)	(35.7)	(15.0)
Pension and post retirement benefit plans’ service costs and net actuarial (losses) gains, net of taxes of $10.7, $33.9 and ($38.7)	(15.5)	(57.7)	63.1
Unrealized loss on investments, net of taxes of $0.2, $0.0 and $0.2	(0.3)	(0.1)	(0.3)
Unrealized gains (losses) on cash flow hedges, net of taxes of ($0.3), ($0.1) and ($0.1)	1.4	0.2	0.3
Other comprehensive (loss) income	(59.9)	(93.3)	48.1
Comprehensive income	222.2	233.9	377.9
Less: Comprehensive income attributable to noncontrolling interest	4.8	1.9	3.3
COMPREHENSIVE INCOME ATTRIBUTABLE TO HUBBELL	$217.4	$232.0	$374.6
See notes to consolidated financial statements.

38	HUBBELL INCORPORATED - Form 10-K

Consolidated Balance Sheet

	At December 31,
(In millions, except share amounts)	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$343.5	$653.9
Short-term investments	12.2	7.8
Accounts receivable, net	466.6	469.8
Inventories, net	540.0	441.8
Deferred taxes and other	25.5	56.1
Total Current Assets	1,387.8	1,629.4
Property, Plant, and Equipment, net	419.7	401.2
Other Assets
Investments	49.5	44.1
Goodwill	928.5	874.7
Intangible assets, net	372.2	322.8
Other long-term assets	51.0	47.9
TOTAL ASSETS	$3,208.7	$3,320.1
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$48.2	$1.4
Accounts payable	289.5	244.0
Accrued salaries, wages and employee benefits	75.3	76.0
Accrued insurance	50.4	47.8
Other accrued liabilities	139.7	130.0
Total Current Liabilities	603.1	499.2
Long-term Debt	595.9	594.9
Other Non-Current Liabilities	260.7	290.3
TOTAL LIABILITIES	1,459.7	1,384.4
Commitments and Contingencies (see Note 15)
Hubbell Shareholders’ Equity
Common stock, par value $.01
Class A - Authorized 0 and 50,000,000 shares, outstanding 0 and 7,167,506 shares	$—	$0.1
Class B - Authorized 0 and 150,000,000 shares, outstanding 0 and 51,328,974 shares	—	0.5
Common Stock - Authorized 200,000,000 and 0 shares, outstanding 57,836,533 and 0 shares	0.6	—
Additional paid-in capital	78.1	146.7
Retained earnings	1,886.1	1,944.1
Accumulated other comprehensive loss	(224.2)	(164.3)
Total Hubbell Shareholders’ Equity	1,740.6	1,927.1
Noncontrolling interest	8.4	8.6
TOTAL EQUITY	1,749.0	1,935.7
TOTAL LIABILITIES AND EQUITY	$3,208.7	$3,320.1
See notes to consolidated financial statements.

HUBBELL INCORPORATED - Form 10-K	39

Consolidated Statement of Cash Flows

	Year Ended December 31,
(In millions)	2015	2014	2013
Cash Flows from Operating Activities
Net income	$282.1	$327.2	$329.8
Adjustments to reconcile net income to net cash provided by operating activities net of acquisitions:
Depreciation and amortization	85.2	79.2	70.6
Deferred income taxes	(4.5)	30.3	13.3
Stock-based compensation	17.0	16.4	14.3
Tax benefit on stock-based awards	(2.3)	(9.2)	(8.4)
(Gain) loss on sale of assets	0.5	(1.3)	0.2
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	1.9	(17.8)	(30.9)
Increase in inventories	(80.8)	(46.9)	(25.9)
Increase in current liabilities	46.6	20.0	1.7
Changes in other assets and liabilities, net	6.1	15.4	15.8
Contributions to qualified defined benefit pension plans	(22.6)	(23.5)	(3.2)
Other, net	1.9	1.7	4.5
NET CASH PROVIDED BY OPERATING ACTIVITIES	331.1	391.5	381.8
Cash Flows from Investing Activities
Capital expenditures	(77.1)	(60.3)	(58.8)
Acquisitions, net of cash acquired	(163.4)	(183.8)	(96.5)
Purchases of available-for-sale investments	(24.5)	(17.6)	(11.1)
Proceeds from sales of available-for-sale investments	13.8	12.1	10.5
Proceeds from disposition of assets	0.7	6.0	3.4
Other, net	1.3	1.0	1.4
NET CASH USED IN INVESTING ACTIVITIES	(249.2)	(242.6)	(151.1)
Cash Flows from Financing Activities
Issuance of short-term debt	48.8	2.0	0.4
Payment of short-term debt	(2.0)	(0.8)	(0.1)
Payment of dividends	(133.7)	(121.2)	(109.5)
Payment of dividends to noncontrolling interest	(5.0)	(1.7)	(1.5)
Proceeds from exercise of stock options	—	2.4	2.4
Tax benefit on stock-based awards	2.3	9.2	8.4
Acquisition of common shares(1)	(79.1)	(105.5)	(31.0)
Payments for share reclassification	(200.7)	—	—
Other	(1.7)	—	—
NET CASH USED IN FINANCING ACTIVITIES	(371.1)	(215.6)	(130.9)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(21.2)	(20.1)	(4.1)
Increase in cash and cash equivalents	(310.4)	(86.8)	95.7
Cash and cash equivalents, beginning of year	653.9	740.7	645.0
Cash and cash equivalents, end of year	$343.5	$653.9	$740.7
See notes to consolidated financial statements.

(1) In 2015, the Company had $9.0 million of share repurchases accrued in other accrued liabilities.

40	HUBBELL INCORPORATED - Form 10-K

Consolidated Statement of Changes in Equity

	For the Three Years Ended December 31, 2015, 2014 and 2013
(In millions, except per share amounts)	Class A Common Stock	Class B Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT December 31, 2012	$0.1	$0.5		$256.4	$1,523.3	$(119.1)	$1,661.2	$6.7
Net income					326.5		326.5	3.3
Other comprehensive (loss) income						48.1	48.1
Stock-based compensation				13.5			13.5
Exercise of stock options				2.4			2.4
Income tax windfall from stock-based awards, net				8.4			8.4
Acquisition/surrender of common shares				(44.1)			(44.1)
Cash dividends declared ($1.85 per Class A & B shares)					(109.6)		(109.6)
Dividends to noncontrolling interest								(1.6)
BALANCE AT December 31, 2013	0.1	0.5		236.6	1,740.2	(71.0)	1,906.4	8.4
Net income					325.3		325.3	1.9
Other comprehensive (loss) income						(93.3)	(93.3)
Stock-based compensation				15.8			15.8
Exercise of stock options				2.4			2.4
Income tax windfall from stock-based awards, net				9.2			9.2
Acquisition/surrender of common shares				(117.3)			(117.3)
Cash dividends declared ($2.06 per Class A & B shares)					(121.4)		(121.4)
Dividends to noncontrolling interest								(1.7)
BALANCE AT December 31, 2014	0.1	0.5		146.7	1,944.1	(164.3)	1,927.1	8.6
Net income					277.3		277.3	4.8
Other comprehensive (loss) income						(59.9)	(59.9)
Stock-based compensation				16.3			16.3
Exercise of stock options				—			—
Income tax windfall from stock-based awards, net				0.9			0.9
Acquisition/surrender of common shares				(92.6)			(92.6)
Cash dividends declared ($2.31 per Class A & B shares)					(133.8)		(133.8)
Dividends to noncontrolling interest								(5.0)
Director's deferred compensation				6.8			6.8
Share reclassification	(0.1)	(0.5)	0.6		(201.5)
BALANCE AT December 31, 2015	$—	$—	$0.6	$78.1	$1,886.1	$(224.2)	$1,740.6	$8.4
See notes to consolidated financial statements.

HUBBELL INCORPORATED - Form 10-K	41

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

42	HUBBELL INCORPORATED - Form 10-K

Hubbell shareholders’ equity. Gains and losses from foreign currency transactions are included in results of operations.

Cash and Cash Equivalents

The carrying value of cash equivalents approximates fair value. Cash equivalents consist of highly liquid investments with original maturities to the Company of three months or less.

Investments

Investments in debt and equity securities are classified by individual security as available-for-sale, held-to-maturity or trading investments. Our available-for-sale investments, consisting of municipal bonds and the redeemable preferred stock of a privately held company , are carried on the balance sheet at fair value with current period adjustments to carrying value recorded in Accumulated other comprehensive loss within Hubbell shareholders’ equity, net of tax. Realized gains and losses are recorded in income in the period of sale. The Company’s trading investments are carried on the balance sheet at fair value and consist primarily of debt and equity mutual funds. Gains and losses associated with these trading investments are reflected in the results of operations. The Company did not have any investments classified as held-to-maturity as of December 31, 2015 and 2014.

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

Inventories

Inventories are stated at the lower of cost or market value. Approximately 75% of total net inventory value is determined utilizing the last-in, first-out (LIFO) method of inventory accounting. The cost of foreign inventories and certain domestic inventories is determined utilizing average cost or first-in, first-out (FIFO) methods of inventory accounting. Reserves for excess and obsolete inventory are provided based on current assessments about future demand compared to on-hand quantities.

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

Capitalized Computer Software Costs

Capitalized computer software costs, net of amortization, were $12.4 million and $12.7 million at December 31, 2015 and 2014, respectively. This balance is reflected in Other long-term assets in the Consolidated Balance Sheet. Capitalized computer software is for internal use and costs primarily consist of purchased materials and services. Software is amortized on a straight-line basis over appropriate periods, generally five years. The Company recorded amortization expense of $4.6 million in 2015 and $4.3 million in both 2014 and 2013 relating to capitalized computer software.

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

HUBBELL INCORPORATED - Form 10-K	43

As of April 1, 2015, the impairment testing resulted in implied fair values for each reporting unit that exceeded the reporting unit’s carrying value, including goodwill. The Company did not have any reporting units at risk of failing Step 1 of the impairment test as the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) ranged from approximately 100% to approximately 300% for the respective reporting units. Additionally, the Company did not have any reporting units with zero or negative carrying amounts. The Company has not recorded any goodwill impairments since the initial adoption of the accounting guidance in 2002.

The Company’s intangible assets consist primarily of patents, tradenames and customer relationships. Intangible assets with definite lives are being amortized over periods generally ranging from 5-30 years. These definite lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The Company did not record any impairments related to its definite lived intangible assets in 2015, 2014 or 2013. The Company also has some tradenames that are considered to be indefinite-lived intangible assets. These indefinite-lived are not amortized and are tested for impairment annually, unless circumstances dictate the need for more frequent assessment.

The accounting guidance related to testing indefinite-lived intangible assets for impairment provides entities an option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the asset is not impaired, the entity would not need to calculate the fair value of the asset. The Company performed the qualitative assessment which resulted in no impairment in 2015, The Company elected to bypass the qualitative assessment and proceeded directly to the determination of fair value of its indefinite lived intangibles which resulted in no impairment in 2014 and 2013 .

Other Long-Lived Assets

The Company reviews depreciable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, an impairment charge is recorded. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of impaired assets is determined using expected cash flow estimates, quoted market prices when available and appraisals as appropriate. The Company did not record any material impairment charges in 2015, 2014 or 2013.

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

Research and Development

Research and development expenditures represent costs to discover and/or apply new knowledge in developing a new product, process, or in bringing about a significant improvement to an existing product or process. Research and development expenses are recorded as a component of Cost of goods sold. Expenses for research and development were approximately 2% of Cost of goods sold for each of the years 2015, 2014 or 2013.

Retirement Benefits

The Company maintains various defined benefit pension plans for some of its U.S. and foreign employees. The accounting guidance for retirement benefits requires the Company to recognize the funded status of its defined benefit pension and postretirement plans as an asset or liability in the Consolidated Balance Sheet. Gains or losses, prior service costs or credits,

44	HUBBELL INCORPORATED - Form 10-K

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update (ASU 2015-17) requiring all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. As a result, each jurisdiction will now only have one net non-current deferred tax asset or liability. The new guidance is effective for fiscal years beginning after December 15, 2016, and early adoption is permitted. ASU 2015-17 was prospectively adopted by the Company effective December 31, 2015. The adoption resulted in the reclassification of $52.4 million from current deferred taxes to non-current deferred taxes for 2015. As permitted by this ASU, no prior periods were adjusted. See also Note 12 -- Income Taxes.

In September 2015, the FASB issued an Accounting Standards Update (ASU 2015-16) relating to measurement-period adjustments in business combinations. The new standard eliminates the requirement for retrospective treatment of measurement-period adjustments in a business combination. Instead, a measurement-period adjustment will be recognized in the period in which the adjustment is determined. The update is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted. ASU 2015-16 was adopted by the Company in 2015 and had no material impact on its financial statements.
In May 2015, the FASB issued an Accounting Standards Update (ASU 2015-07) relating to investments in certain entities that calculate net asset value per share (or its equivalent). Under the new guidance, investments measured at net asset value (“NAV”), as a practical expedient for fair value, are excluded from the fair value hierarchy. The new guidance is effective in 2016 for calendar year-end public business entities and early adoption is permitted. ASU 2015-07 was adopted by the Company effective December 31, 2015 and the adoption of this standard had no material impact on its financial statements.
In April of 2015, the FASB issued an Accounting Standards Update (ASU 2015-03) relating to the presentation of debt issuance costs. ASU 2015-03 requires costs incurred to issue debt to be presented in the balance sheet as a direct deduction from the carrying value of the debt, rather than as a deferred charge. The new guidance is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted and, when adopted, the guidance must be applied on a retrospective basis. ASU 2015-03 was adopted by the Company effective December

HUBBELL INCORPORATED - Form 10-K	45

31, 2015 and the adoption had no material impact on its financial statements.

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

NOTE 2    Business Acquisitions

In the first quarter of 2015, the Company acquired the majority of the net assets of the Acme Electric business division of Power Products, LLC and all of the outstanding common stock of Acme Electric de Mexico S. de R.L. de C.V. and Acme Electric Manufacturing de Mexico S. de R.L. de C.V. (collectively "Acme"). Acme was purchased for $67.4 million, net of cash received, and has been added to the Electrical segment, resulting in the recognition of intangible assets of $30.8 million and goodwill of $21.6 million. The $30.8 million of intangible assets consists primarily of customer relationships and tradenames and will be amortized over a weighted average period of approximately 20 years. The majority of the goodwill is expected to be deductible for tax purposes.

In the first quarter of 2015, the Company acquired the majority of net assets of the Turner Electric business division of Power Products, LLC ("Turner") constituting the transmission and substation switching business. Turner was purchased for $37.7 million, net of cash received, and has been added to the Power segment, resulting in the recognition of intangible assets of $22.0 million and goodwill of $12.0 million. The $22.0 million of intangible assets consists primarily of customer relationships and tradenames and will be amortized over a weighted average period of approximately 19 years. All of the goodwill associated with the Turner acquisition is expected to be deductible for tax purposes.

In the first quarter of 2015, the Company acquired all of the membership interests of the Electric Controller and Manufacturing Company, LLC ("EC&M"). EC&M was purchased for $21.6 million, net of cash received, and has been added to the Electrical segment, resulting in the recognition of intangible assets of $8.5 million and goodwill of $7.9 million. The $8.5 million of intangible assets consists primarily of customer relationships and tradenames and will be amortized over a weighted average period of approximately 16 years. All of the goodwill associated with the EC&M acquisition is expected to be deductible for tax purposes.

In the third quarter of 2015, the Company acquired the majority of net assets of GasBreaker, a flow valve manufacturer in the natural gas industry. GasBreaker was purchased for $36.5 million, net of cash received, and has been added to the Electrical segment, resulting in the recognition of intangible assets of $20.4 million and goodwill of $13.8 million. The $20.4 million of intangible assets consist primarily of tradenames and customer relationships which will be amortized over a weighted average period of approximately 17 years. All of the goodwill associated with the GasBreaker acquisition is expected to be deductible for tax purposes.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition related to these transactions (in millions):

Tangible assets acquired	$36.8
Intangible assets	81.7
Goodwill	55.3
Liabilities assumed	(10.6)
TOTAL CASH CONSIDERATION	163.2

The Consolidated Financial Statements include the results of operations of the acquired businesses from their respective dates of acquisition. Net sales and earnings related to these acquisitions for the year ended December 31, 2015 were not significant to the consolidated results. Pro forma information related to these acquisitions has not been included because the impact to the Company’s consolidated results of operations was not material.

46	HUBBELL INCORPORATED - Form 10-K

Cash used for the acquisition of businesses, net of cash acquired as reported in the Consolidated Statement of Cash Flows for the twelve months ended December 31, 2015 is $163.4 million and includes an approximately $0.2 million payment in 2015 to settle the net working capital adjustment relating to an acquisition completed in the fourth quarter of 2014.

NOTE 3    Receivables and Allowances

Receivables consist of the following components at December 31, (in millions):

	2015	2014
Trade accounts receivable	$491.5	$494.0
Non-trade receivables	21.3	15.9
Accounts receivable, gross	512.8	509.9
Allowance for credit memos, returns and cash discounts	(41.5)	(36.7)
Allowance for doubtful accounts	(4.7)	(3.4)
Total allowances	(46.2)	(40.1)
ACCOUNTS RECEIVABLE, NET	$466.6	$469.8

NOTE 4    Inventories

Inventories are classified as follows at December 31, (in millions):

	2015	2014
Raw material	$167.5	$153.8
Work-in-process	99.6	94.8
Finished goods	342.6	277.6
	609.7	526.2
Excess of FIFO over LIFO cost basis	(69.7)	(84.4)
INVENTORIES, NET	$540.0	$441.8

HUBBELL INCORPORATED - Form 10-K	47

NOTE 5    Goodwill and Other Intangible Assets

Changes in the carrying amounts of goodwill for the years ended December 31, 2015 and 2014, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
BALANCE AT DECEMBER 31, 2013	$520.9	$279.5	$800.4
Current year acquisitions	53.5	27.4	80.9
Foreign currency translation and prior year acquisitions	(5.5)	(1.1)	(6.6)
BALANCE AT DECEMBER 31, 2014	$568.9	$305.8	$874.7
Current year acquisitions	43.3	12.0	55.3
Foreign currency translation and prior year acquisitions	(1.0)	(0.5)	(1.5)
BALANCE AT DECEMBER 31, 2015	$611.2	$317.3	$928.5

In 2015, the Company completed four acquisitions for an aggregate purchase price of $163.4 million, net of cash received which includes $0.2 million net working capital adjustment related to a prior period acquisition. These acquisitions have been accounted for as business combinations and have resulted in the recognition of $55.3 million of goodwill. See also Note 2 - Business Acquisitions.

The Company has not recorded any goodwill impairments since the initial adoption of the accounting guidance in 2002.

Identifiable intangible assets are recorded in Intangible assets, net in the Consolidated Balance Sheet. Identifiable intangible assets are comprised of the following (in millions):

	December 31, 2015		December 31, 2014
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$133.8	$(38.0)	$125.1	$(32.5)
Customer/agent relationships and other	331.2	(108.3)	263.0	(87.8)
TOTAL DEFINITE-LIVED INTANGIBLES	465.0	(146.3)	388.1	(120.3)
Indefinite-lived:
Tradenames and other	53.5	—	55.0	—
TOTAL INTANGIBLE ASSETS	$518.5	$(146.3)	$443.1	$(120.3)

Amortization expense associated with these definite-lived intangible assets was $28.2 million, $23.8 million and $19.9 million in 2015, 2014 and 2013, respectively. Amortization expense associated with these intangible assets is expected to be $27.0 million in 2016, $27.3 million in 2017, $25.8 million in 2018, $23.6 million in 2019 and $22.6 million in 2020.

48	HUBBELL INCORPORATED - Form 10-K

NOTE 6    Investments

At December 31, 2015 and December 31, 2014, the Company had both available-for-sale and trading investments. The available-for-sale investments consisted of municipal bonds with an amortized cost basis of $46.9 million and a redeemable preferred stock which was acquired for $5.0 million in the third quarter of 2015 and is an investment in a privately-held electrical utility substation security provider. The redeemable preferred stock was classified in Level 3 of the fair value hierarchy and had a fair value of $4.6 million at December 31, 2015. Trading investments were comprised primarily of debt and equity mutual funds. These investments are stated at fair market value based on current quotes.

The following table sets forth selected data with respect to the Company’s investments at December 31, (in millions):

	2015					2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale investments	$51.9	$0.5	$(0.4)	$52.0	$52.0	$42.5	$0.6	$(0.1)	$43.0	$43.0
Trading investments	7.3	2.4	—	9.7	9.7	6.6	2.3	—	8.9	8.9
TOTAL INVESTMENTS	$59.2	$2.9	$(0.4)	$61.7	$61.7	$49.1	$2.9	$(0.1)	$51.9	$51.9

 Contractual maturities of available-for-sale investments at December 31, 2015 were as follows (in millions):

	Amortized Cost	Fair Value
Available-for-sale investments
Due within 1 year	$12.2	$12.2
After 1 year but within 5 years	32.5	32.5
After 5 years but within 10 years	7.2	7.3
Due after 10 years	—	—
TOTAL	$51.9	$52.0

At December 31, 2015 and 2014, the total net of tax unrealized gains recorded relating to available-for-sale securities were $0.0 million and $0.3 million, respectively. These net unrealized gains have been included in Accumulated other comprehensive loss, net of tax. Net unrealized gains relating to trading investments have been reflected in the results of operations. The cost basis used in computing the gain or loss on these securities was through specific identification. Gains and losses for both available-for-sale and trading securities were not material in 2015, 2014 and 2013.

NOTE 7    Property, Plant, and Equipment

Property, plant, and equipment, carried at cost, is summarized as follows at December 31, (in millions):

	2015	2014
Land	$42.5	$43.1
Buildings and improvements	259.4	252.8
Machinery, tools, and equipment	761.7	740.7
Construction-in-progress	37.5	20.8
Gross property, plant, and equipment	1,101.1	1,057.4
Less accumulated depreciation	(681.4)	(656.2)
NET PROPERTY, PLANT, AND EQUIPMENT	$419.7	$401.2

Depreciable lives on buildings range between 20-45 years. Depreciable lives on machinery, tools, and equipment range between 3-20 years. The Company recorded depreciation expense of $51.2 million, $49.9 million and $45.3 million for 2015, 2014 and 2013, respectively.

HUBBELL INCORPORATED - Form 10-K	49

NOTE 8    Other Accrued Liabilities

Other accrued liabilities consists of the following at December 31, (in millions):

	2015	2014
Customer program incentives	$40.7	$40.5
Accrued income taxes	2.1	5.8
Deferred revenue	15.0	18.2
Other	81.9	65.5
TOTAL	$139.7	$130.0

NOTE 9    Other Non-Current Liabilities

Other non-current liabilities consists of the following at December 31, (in millions):

	2015	2014
Pensions	$150.7	$137.1
Other post-employment benefits	24.3	24.3
Deferred tax liabilities	36.1	74.5
Other	49.6	54.4
TOTAL	$260.7	$290.3

50	HUBBELL INCORPORATED - Form 10-K

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

The Company also has a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits have been discontinued for substantially all future retirees. The Company anticipates future cost-sharing changes for its discontinued plans that are consistent with past practices.The Company uses a December 31 measurement date for all of its plans.

In 2015, we amended our domestic qualified defined benefit pension plans to offer a voluntary lump sum pension payout program to certain eligible terminated vested participants that would settle our obligation to those participants accepting the offer. As part of this voluntary lump sum program, in 2015 the Company made approximately $27.7 million of payments to participants, settling its pension obligation by approximately the same amount. There were no other amendments made in 2015 or 2014 to the defined benefit pension plans which had a significant impact on the total pension benefit obligation.

The Company's U.S. defined benefit pension plans were approximately 89% of the $912.3 million total pension benefit obligations at December 31, 2015.

HUBBELL INCORPORATED - Form 10-K	51

The following table sets forth the reconciliation of beginning and ending balances of the benefit obligations and the plan assets for the Company’s defined benefit pension and other benefit plans at December 31, (in millions):

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$976.3	$828.2	$26.7	$28.1
Service cost	17.7	15.1	0.1	0.1
Interest cost	40.5	40.9	1.0	1.1
Plan participants’ contributions	0.7	0.7		—
Amendments	—	—		—
Actuarial loss (gain)	(46.6)	135.1	0.5	1.6
Currency impact	(6.7)	(6.0)		—
Other	(1.4)	(0.6)	(0.1)	(2.2)
Benefits paid	(68.2)	(37.1)	(1.6)	(2.0)
Benefit obligation at end of year	$912.3	$976.3	$26.6	$26.7
Change in plan assets
Fair value of plan assets at beginning of year	$835.7	$764.0	$—	$—
Actual return on plan assets	(31.8)	87.1	—	—
Employer contributions	27.9	27.6	—	—
Plan participants’ contributions	0.7	0.7	—	—
Currency impact	(6.7)	(6.6)	—	—
Benefits paid	(68.2)	(37.1)	—	—
Fair value of plan assets at end of year	$757.6	$835.7	$—	$—
FUNDED STATUS	$(154.7)	$(140.6)	$(26.6)	$(26.7)
Amounts recognized in the consolidated balance sheet consist of:
Prepaid pensions (included in Other long-term assets)	$1.4	$1.0	$—	$—
Accrued benefit liability (short-term and long-term)	(156.1)	(141.6)	(26.6)	(26.7)
NET AMOUNT RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET	$(154.7)	$(140.6)	$(26.6)	$(26.7)
Amounts recognized in Accumulated other comprehensive loss (income) consist of:
Net actuarial loss	$221.5	$196.4	$1.4	$0.7
Prior service cost (credit)	0.6	0.8	(4.2)	(5.2)
NET AMOUNT RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS	$222.1	$197.2	$(2.8)	$(4.5)

The accumulated benefit obligation for all defined benefit pension plans was $842.1 million and $907.1 million at December 31, 2015 and 2014, respectively. Information with respect to plans with accumulated benefit obligations in excess of plan assets is as follows, (in millions):

	2015	2014
Projected benefit obligation	$807.9	$266.5
Accumulated benefit obligation	$757.6	$261.1
Fair value of plan assets	$655.3	$168.9

52	HUBBELL INCORPORATED - Form 10-K

The following table sets forth the components of pension and other benefit costs for the years ended December 31, (in millions):

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$17.7	$15.1	$16.7	$0.1	$0.1	$—
Interest cost	40.5	40.9	36.5	1.0	1.1	1.1
Expected return on plan assets	(53.2)	(45.2)	(46.7)		—	—
Amortization of prior service cost (credit)	0.2	0.2	0.2	(1.0)	(1.0)	(1.0)
Amortization of actuarial losses (gains)	12.1	3.9	13.8	(0.1)	(0.1)	(0.1)
Other	—	—	—	—	(2.2)	—
Curtailment and settlement losses (gains)	—	—	—	—	—	—
Net periodic benefit cost (credit)	$17.3	$14.9	$20.5	$—	$(2.1)	$—
Changes recognized in other comprehensive loss (income), before tax:
Current year net actuarial loss (gain)	$37.0	$93.1	$(87.8)	$0.5	$1.5	$(1.4)
Current year prior service credit	—	—	0.4		—	—
Amortization of prior service (cost) credit	(0.2)	(0.2)	(0.2)	1.0	1.0	1.0
Amortization of net actuarial (losses) gains	(12.1)	(3.9)	(13.8)	0.1	0.1	0.1
Currency impact	(0.1)	—	(0.1)	—	—	—
Other adjustments	—	—	—	—	—	—
Total recognized in other comprehensive loss (income)	24.6	89.0	(101.5)	1.6	2.6	(0.3)
TOTAL RECOGNIZED IN NET PERIODIC PENSION COST AND OTHER COMPREHENSIVE LOSS (INCOME)	$41.9	$103.9	$(81.0)	$1.6	$0.5	$(0.3)
Amortization expected to be recognized through income during 2016
Amortization of prior service cost (credit)	$0.1			$(1.0)
Amortization of net loss (gain)	13.6			—
TOTAL EXPECTED TO BE RECOGNIZED THROUGH INCOME DURING NEXT FISCAL YEAR	$13.7			$(1.0)

The Company also maintains six defined contribution pension plans. The total cost of these plans was $13.3 million in 2015, $12.9 million in 2014 and $11.2 million in 2013, excluding the employer match for the 401(k) plan. This cost is not included in the above net periodic benefit cost for the defined benefit pension plans.

The Company participated in two and three multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union represented employees at December 31, 2015 and 2014, respectively. The Company’s total contributions to these plans were $0.8 million in 2015, $0.8 million in 2014 and $0.9 million in 2013. These contributions represent more than five percent of the total contributions made to one of these plans in 2015 and two of these plans in 2014 and 2013. As of December 31, 2015 one of the two multiemployer defined benefit pension plans in which the Company participates is considered to be less than 65 percent funded.

The risks of participating in these multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may have to be assumed by the remaining participant employers. If we choose to stop participating in these multi employer plans we may be required to pay those plans a withdrawal liability based on the unfunded status of the plan.

HUBBELL INCORPORATED - Form 10-K	53

Assumptions

The following assumptions were used to determine the projected benefit obligations at the measurement date and the net periodic benefit cost for the year:

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	4.71%	4.23%	5.04%	4.60%	4.10%	4.60%
Rate of compensation increase	3.59%	3.15%	3.18%	3.92%	3.60%	3.58%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	4.23%	5.04%	4.22%	4.10%	4.60%	4.20%
Expected return on plan assets	6.36%	6.06%	6.70%	N/A	N/A	N/A
Rate of compensation increase	3.15%	3.18%	3.11%	3.60%	3.58%	3.55%

At the end of each year, the Company determines the appropriate expected return on assets for each plan based upon its strategic asset allocation (see discussion below). In making this determination, the Company utilizes expected returns for each asset class based upon current market conditions and expected risk premiums for each asset class.

The Company also determines the discount rate to be used to calculate the present value of pension plan liabilities at the end of each year. The discount rate for the Company’s U.S. and Canadian pension plans is determined by matching the expected cash flows associated with its benefit obligations to a yield curve based on high quality, fixed income debt instruments with maturities that closely match the expected funding period of its pension liabilities. This yield curve is derived using a bond matching approach which incorporates a selection of bonds that align with the Company’s projected benefit obligations. As of December 31, 2015, the Company used a discount rate of 4.8% for its U.S. pension plans compared to a discount rate of 4.3% used in 2014. For its Canadian pension plan, the Company used a discount rate of 3.90% as of December 31, 2015 compared to the 3.95% discount rate used in 2014.

For its UK pension plan the discount rate was derived using a yield curve fitted to the yields on AA bonds in the Barclays Capital Sterling Aggregate Corporate Index and uses sample plan cash flow data as a proxy to plan specific liability cash flows. The derived discount rate is the single discount rate equivalent to discounting these liability cash flows at the term-dependent spot rate of AA corporate bonds. This methodology resulted in a December 31, 2015 discount rate for the UK pension plan of 4.0% as compared to a discount rate of 3.7% used in 2014.

In 2014 we changed the mortality table used to calculate the present value of our pension plan liabilities from the RP-2000 mortality table to the RP-2000 mortality table with generational projection using Scale BB-2D. That change resulted in an approximately $40 million increase in the projected benefit obligation of our U.S. defined benefit pension plans upon remeasurement at December 31, 2014. The same mortality assumption was used to calculate the present value of pension plan liabilities as of December 31, 2015. The RP-2000 mortality table with generational projection using Scale BB-2D was chosen as the best estimate based on the observed and anticipated experience of the plans after considering alternative tables, including RP-2014 and generational projection using Scale MP-2015.

The rate of compensation increase assumption reflects the Company’s actual experience and best estimate of future increases.

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	Other Benefits
	2015	2014	2013
Assumed health care cost trend rates at December 31,
Health care cost trend assumed for next year	7.4%	7.6%	7.8%
Rate to which the cost trend is assumed to decline	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2028	2028	2028

54	HUBBELL INCORPORATED - Form 10-K

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

Plan Assets

The Company’s combined targeted 2015 weighted average asset allocation for domestic and foreign pension plans and the actual weighted average asset allocation for domestic and foreign pension plans at December 31, 2015 and 2014 by asset category are as follows:

	Percentage of Plan Assets
	Target	Actual
Asset Category	2016	2015	2014
Equity securities	24%	25%	30%
Debt securities & Cash	49%	52%	48%
Alternative Investments	27%	23%	22%
TOTAL	100%	100%	100%

At the end of each year, the Company estimates the expected long-term rate of return on pension plan assets based on the strategic asset allocation for its plans. In making this determination, the Company utilizes expected rates of return for each asset class based upon current market conditions and expected risk premiums for each asset class. The Company has written investment policies and asset allocation guidelines for its domestic and foreign pension plans. In establishing these policies, the Company has considered that its various pension plans are a major retirement vehicle for most plan participants and has acted to discharge its fiduciary responsibilities with regard to the plans solely in the interest of such participants and their beneficiaries. The goal underlying the establishment of the investment policies is to provide that pension assets shall be invested in a prudent manner and so that, together with the expected contributions to the plans, the funds will be sufficient to meet the obligations of the plans as they become due. To achieve this result, the Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific policy benchmark percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then tactically managed within these ranges. Equity securities include investments in large-cap, mid-cap and small-cap companies located inside and outside the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities and US Treasuries. Derivative investments include futures contracts used by the plan to adjust the level of its investments within an asset allocation category. The actual and target percentages reported in the preceding table reflect the economic exposure to each asset category, including the impact of derivative positions. All futures contracts are 100% supported by cash or cash equivalent investments. At no time may derivatives be utilized to leverage the asset portfolio. Equity securities include Company common stock in the amounts of $34.7 million (5.3% of total domestic plan assets) and $37.6 million (5.2% of total domestic plan assets) at December 31, 2015 and 2014, respectively.

The Company’s other post-employment benefits are unfunded; therefore, no asset information is reported.

HUBBELL INCORPORATED - Form 10-K	55

The fair value of the Company’s pension plan assets at December 31, 2015 and 2014, by asset category are as follows (in millions):

		Quoted Prices in Active Markets for Identical Assets	Quoted Prices in Active Market for Similar Asset	Significant Unobservable Inputs	Investments Priced Using Net Asset Value
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$62.0	$62.0	$—	$—	$—
Equity securities:
US Large-cap (a)	29.0	29.0	—	—	—
US Mid-cap and Small-cap Growth (b)	38.2	38.2	—	—	—
International Large-cap	28.7	28.7	—	—	—
Emerging Markets (c)	11.8	11.8	—	—	—
Fixed Income Securities:
US Treasuries	186.4	—	186.4	—	—
Corporate Bonds (d)	99.6	0.3	98.9	0.4	—
Asset Backed Securities and Other	126.6	—	126.6	—	—
Derivatives:
Assets (e)	2.5	1.6	0.9	—	—
(Liabilities) (e)	(0.7)	(0.7)	—	—	—
Alternative Investment Funds (f)	158.3	65.9	—	—	92.4
Common Pooled Fund (g)	15.2	0.8	14.4	—	—
BALANCE AT DECEMBER 31, 2015	$757.6	$237.6	$427.2	$0.4	$92.4

		Quoted Prices in Active Markets for Identical Assets	Quoted Prices in Active Market for Similar Asset	Significant Unobservable Inputs	Investments Priced Using Net Asset Value
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$152.8	$152.8	$—	$—	$—
Equity securities:
US Large-cap (a)	35.1	35.1	—	—	—
US Mid-cap and Small-cap Growth (b)	41.5	41.5	—	—	—
International Large-cap	23.4	23.4	—	—	—
Emerging Markets (c)	11.3	11.3	—	—	—
Fixed Income Securities:
US Treasuries	57.7	—	57.7	—	—
Corporate Bonds (d)	214.1	—	214.1	—	—
Asset Backed Securities and Other	87.9	0.4	87.5	—	—
Derivatives:
Assets (e)	8.1	7.1	1.0	—	—
(Liabilities) (e)	(0.5)	(0.5)	—	—	—
Alternative Investment Funds (f)	188.2	110.1	—	—	78.1
Common Pooled Funds (g)	16.1	—	16.1	—	—
BALANCE AT DECEMBER 31, 2014	$835.7	$381.2	$376.4	$—	$78.1

(a)	Includes an actively managed portfolio of large-cap US stocks.

(b)	Includes $34.7 million and $37.6 million of the Company’s common stock at December 31, 2015 and 2014, respectively, and an investment in a small cap open ended mutual fund.

(c)	Includes open ended emerging markets mutual funds.

(d)	Includes primarily investment grade bonds of primarily U.S. issuers from diverse industries.

(e)	Includes primarily U.S. and foreign equity futures as well as foreign fixed income futures and short positions in U.S. Treasury futures to adjust the duration of the portfolio.

(f)	Includes investments in hedge funds, including fund of funds products and open end mutual funds

(g)	Investments in Common Pooled Funds, consisting of equities and fixed income securities.

56	HUBBELL INCORPORATED - Form 10-K

The table of pension plan assets as of December 31, 2014 above has been revised due to a misclassification in the allocation of fair value between cash and cash equivalents, derivative assets and derivative liabilities. As a result, the cash and cash equivalents have been increased by $126.6 million, derivative assets has been decreased by $142.0 million and derivative liabilities has been decreased by $15.4 million. The Company evaluated the materiality of this misclassification and concluded it was not material to the prior year financial statements.
Investments Priced Using Net Asset Value ("NAV") within Alternative Investment Funds in the preceding tables consist of fund of fund products. These products invest in a number of investment funds managed by a diversified group of third-party investment managers who employ a variety of alternative investment strategies, including relative value, security selection, distressed value, global macro, specialized credit and directional strategies. The objective of these funds is to achieve the desired capital appreciation with lower volatility than either traditional equity or fixed income securities. In May 2015 the FASB issued an Accounting Standards Disclosures update requiring companies to exclude investments measured at NAV as a practical expedient for fair value from the fair value hierarchy. The Company early adopted the standard effective December 31, 2015, as allowed, and as a result of the required retrospective application of the standard, has reclassified $78.1 million within Alternative Investment Funds out of Level 3 of the fair value hierarchy and into Investments Priced Using Net Asset Value in the table of pension plan assets as of December 31, 2014.

Contributions

Although not required under the Pension Protection Act of 2006, the Company made a voluntary contribution to its qualified domestic defined benefit pension plan of $20.0 million in January 2015. The Company expects to contribute approximately $2.2 million to its foreign plans in 2016.

Estimated Future Benefit Payments

The following domestic and foreign benefit payments, which reflect future service, as appropriate, are expected to be paid as follows, (in millions):

	Pension Benefits	Other Benefits
2016	$42.3	$2.3
2017	$43.8	$2.3
2018	$45.7	$2.3
2019	$47.4	$2.2
2020	$49.3	$2.1
2021-2025	$278.2	$9.5

HUBBELL INCORPORATED - Form 10-K	57

NOTE 11    Debt

The following table sets forth the Company’s long-term debt at December 31, (in millions):

	Maturity	2015	2014
Senior notes at 5.95%, net of unamortized discount and unamortized debt issuance costs	2018	$298.8	$298.3
Senior notes at 3.625%, net of unamortized discount and unamortized debt issuance costs	2022	297.1	296.6
TOTAL LONG-TERM DEBT		$595.9	$594.9

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

The 2018 Notes and the 2022 Notes are both fixed rate indebtedness, are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default under the indenture governing the 2018 Notes and 2022 Notes, as modified by the supplemental indentures creating such series, or upon a change in control event as defined in such indenture. The Company was in compliance with all of its covenants as of December 31, 2015.

At December 31, 2015 and 2014, the Company had $48.2 million and $1.4 million, respectively, of short-term debt outstanding.

Short-term debt at December 31, 2015 includes $48.0 million of commercial paper borrowing to partially fund the Class A Cash Consideration paid on December 23, 2015 in connection with the Reclassification of the Company's dual-class common stock into a single class of Common Stock. There were no commercial paper borrowings outstanding at December 31, 2014.

The Company has a credit agreement for a 5.0 million Brazilian reais line of credit to support its Brazilian operations. The line of credit expires in October 2016; however, an undrawn balance is subject to an annual review by the lender. At December 31,

2015, there were no borrowings outstanding under this line of credit. At December 31, 2014, 3.0 million Brazilian reais (equivalent to $1.1 million) was outstanding.

Short-term debt is also comprised of outstanding borrowings under existing lines of credit used to support the Company's operations in China. At December 31, 2015 and 2014 there were 1.3 million (equivalent to $0.2 million) and 1.7 million (equivalent to $0.3 million), respectively, of Chinese renminbi borrowings outstanding under this line of credit.

Other information related to short-term debt at December 31, is summarized below:

	2015	2014
Interest rate on short-term debt:
At year end	0.47%	14.54%
Paid during the year (weighted average)	4.54%	14.35%

On December 16, 2015 the Company entered into a five-year revolving credit agreement (the "Credit Agreement") with a syndicate of lenders that provides a $750 million committed revolving credit facility, and replaces the $500 million five-year credit agreement dated as of October 20, 2011 that was scheduled to expire in October 2016. The revolving credit facility serves as a backup to the Company's commercial paper program. Commitments under the Credit Agreement may be increased to an aggregate amount not the exceed $1.250 billion. The interest rate applicable to borrowing under the Credit Agreement is generally either the adjusted LIBOR plus an applicable margin (determined by reference to a ratings based grid) or the alternative base rate. The single financial covenant in the Credit Agreement, which the Company is in compliance with, requires that total debt not exceed 55% of total capitalization as of the last day of each fiscal quarter of the Company. Annual commitment fees to support availability under the credit facility are not material. As of December 31, 2015 the revolving credit facility has not been drawn against.

The Company also maintains other lines of credit that are primarily used to support the issuance of letters of credit. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. At December 31, 2015 and 2014 these lines totaled $54.6 million and $54.6 million, respectively, of which $22.5 million and $27.1 million was utilized to support letters of credit and the remaining amount was unused. The annual commitment fees associated with these lines of credit are not material.

Interest and fees paid related to total indebtedness was $29.5 million, $29.4 million and $29.7 million in 2015, 2014, and 2013, respectively.

58	HUBBELL INCORPORATED - Form 10-K

NOTE 12    Income Taxes

The following table sets forth selected data with respect to the Company’s income tax provisions for the years ended December 31, (in millions):

	2015	2014	2013
Income before income taxes:
United States	$347.2	$385.6	$360.8
International	71.4	99.9	113.0
TOTAL INCOME BEFORE INCOME TAXES	$418.6	$485.5	$473.8
Provision for income taxes — current:
Federal	$110.4	$90.1	$94.6
State	13.7	15.4	15.1
International	17.6	22.5	21.0
Total provision-current	141.7	128.0	130.7
Provision for income taxes — deferred:
Federal	(1.7)	24.4	14.4
State	0.4	2.7	0.1
International	(3.9)	3.2	(1.2)
Total provision — deferred	(5.2)	30.3	13.3
TOTAL PROVISION FOR INCOME TAXES	$136.5	$158.3	$144.0

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. The components of the deferred tax assets/(liabilities) at December 31, were as follows (in millions):

	2015	2014
Deferred tax assets:
Inventories	$6.8	$4.6
Income tax credits	31.9	30.6
Accrued liabilities	25.0	23.3
Pension	58.2	43.6
Post retirement and post employment benefits	10.4	11.3
Stock-based compensation	12.6	11.4
Net operating loss carryforwards	31.0	46.3
Miscellaneous other	7.0	7.5
Gross deferred tax assets	182.9	178.6
Valuation allowance	(22.0)	(34.3)
Total deferred tax assets, net of valuation allowance	160.9	144.3
Deferred tax liabilities:
Acquisition basis difference	(149.2)	(145.8)
Property, plant, and equipment	(41.6)	(41.9)
Total deferred tax liabilities	(190.8)	(187.7)
TOTAL NET DEFERRED TAX LIABILITY	$(29.9)	$(43.4)
Deferred taxes are reflected in the Consolidated Balance Sheet as follows:
Current tax assets (included in Deferred taxes and other)	$—	$31.2
Non-current tax assets (included in Other long-term assets)	6.2	1.1
Current tax liabilities (included in Other accrued liabilities)	—	(1.2)
Non-current tax liabilities (included in Other Non-current liabilities)	(36.1)	(74.5)
TOTAL NET DEFERRED TAX LIABILITY	$(29.9)	$(43.4)

As of December 31, 2015, the Company had a total of $31.9 million of Federal, State (net of Federal benefit) and foreign (fully valued) tax credit carryforwards, available to offset future income taxes. As of December 31, 2015, $10.5 million of the tax credits may be carried forward indefinitely while the remaining $21.4 million will begin to expire at various times in 2016 through

HUBBELL INCORPORATED - Form 10-K	59

2031. As of December 31, 2015, the Company had recorded tax benefits totaling $31.0 million for Federal, State and foreign net operating loss carryforwards (“NOLs”). As of December 31, 2015, $8.6 million of NOLs may be carried forward indefinitely while the remaining $22.4 million will begin to expire at various times in 2023 through 2031. The tax benefit related to a portion of these NOLs has been adjusted to reflect an “ownership change” pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the utilization of pre-acquisition operating losses. The Company has recorded a net valuation allowance of $22.0 million for the portion of the foreign tax and state tax credit carryforwards and foreign NOLs that the Company anticipates will expire prior to utilization.

The Company has early adopted Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes which the FASB issued in November 2015. As a result of this adoption all current deferred tax assets and liabilities, along with any related valuation allowance have been prospectively classified as non-current on the December 31, 2015 balance sheet, no prior periods were adjusted. See also Note 1 -- Significant Accounting Policies.

At December 31, 2015, income and withholding taxes have not been provided on approximately $815 million of undistributed international earnings that are permanently reinvested in international operations. If such earnings were not indefinitely reinvested, a tax liability of approximately $180 million would be recognized.

Cash payments of income taxes were $139.1 million, $125.4 million and $127.2 million in 2015, 2014, and 2013, respectively.

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The IRS and other tax authorities routinely audit the Company’s tax returns. These audits can involve complex issues which may require an extended period of time to resolve. During 2015 the IRS commenced an examination of the Company’s 2013 and 2014 Federal income tax returns. The Company does not expect this examination to be completed within the next 12 months. With few exceptions, the Company is no longer subject to state, local, or non-U.S. income tax examinations by tax authorities for years prior to 2008.

The following tax years, by major jurisdiction, are still subject to examination by taxing authorities:

Jurisdiction	Open Years
United States	2013-2015
UK	2014-2015
Puerto Rico	2011-2015
Canada	2011-2015

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2015	2014	2013
Unrecognized tax benefits at beginning of year	$21.6	$14.8	$13.5
Additions based on tax positions relating to the current year	2.9	2.9	2.2
Reductions based on expiration of statute of limitations	(2.8)	(1.2)	(1.5)
Additions to tax positions relating to previous years	0.4	9.5	2.1
Settlements	(1.8)	(4.4)	(1.5)
TOTAL UNRECOGNIZED TAX BENEFITS	$20.3	$21.6	$14.8

Included in the balance at December 31, 2015 are $16.9 million of tax positions which, if in the future are determined to be recognizable, would affect the annual effective income tax rate. Additionally, there are $0.8 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the applicable taxing authority to an earlier period. It is reasonably possible that in the next twelve months, because of changes in facts and circumstances, the unrecognized tax benefits may increase or decrease.

The Company estimates a possible decrease of up to $5.2 million within the next twelve months due to the expiration of the statute of limitations on certain unrecognized tax positions.

The Company’s policy is to record interest and penalties associated with the underpayment of income taxes within Provision for income taxes in the Consolidated Statement of Income. The Company recognized expense (benefit), before federal tax impact, related to interest and penalties of approximately $1.2 million in 2015, $1.7 million in 2014 and $(0.2) million 2013. The Company had $4.1 million and $2.9 million accrued for the payment of interest and penalties as of December 31, 2015 and December 31, 2014, respectively.

60	HUBBELL INCORPORATED - Form 10-K

The consolidated effective income tax rate varied from the United States federal statutory income tax rate for the years ended December 31, as follows:

	2015	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.3	2.0	2.1
Foreign income taxes	(3.9)	(2.1)	(3.6)
Other, net	(0.8)	(2.3)	(3.1)
CONSOLIDATED EFFECTIVE INCOME TAX RATE	32.6%	32.6%	30.4%

The foreign income tax benefit shown is primarily due to lower statutory rates in foreign jurisdictions compared to the Federal statutory rate.

NOTE 13    Financial Instruments

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to significant concentrations of credit risk consist of trade receivables, cash equivalents and investments. The Company grants credit terms in the normal course of business to its customers. Due to the diversity of its product lines, the Company has an extensive customer base including electrical distributors and wholesalers, electric utilities, equipment manufacturers, electrical contractors, telecommunication companies and retail and hardware outlets. No single customer accounted for more than 10% of total sales in any year during the three years ended December 31, 2015. However, the Company’s top ten customers account for approximately one-third of its net sales. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers. Bad debt write-offs have historically been minimal. The Company places its cash and cash equivalents with financial institutions and limits the amount of exposure in any one institution.

Fair Value: The carrying amounts reported in the Consolidated Balance Sheet for cash and cash equivalents, short-term investments, receivables, bank borrowings, accounts payable and accruals approximate their fair values given the immediate or short-term nature of these items. See also Note 6 — Investments and Note 14 – Fair Value Measurement.

HUBBELL INCORPORATED - Form 10-K	61

NOTE 14    Fair Value Measurement

Investments

At December 31, 2015 and December 31, 2014, the Company had $52.0 million and $43.0 million, respectively, of available-for-sale securities. At December 31, 2014 our available-for-sale securities consisted of municipal bonds classified in Level 2 of the fair value hierarchy. At December 31, 2015 our available-for-sale securities consisted of $47.4 million of municipal bonds classified as Level 2 of the fair value hierarchy, as well as, $4.6 million of redeemable preferred stock classified in Level 3 of the fair value hierarchy. The redeemable preferred stock was acquired for $5.0 million in the third quarter of 2015 and is an investment in a privately-held electrical utility substation security provider. The Company also had $9.7 million and $8.9 million of trading securities at December 31, 2015 and December 31, 2014, respectively. These investments are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

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

The following tables show, by level within the fair value hierarchy, the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2015 and 2014 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
Money market funds (a)	$210.9	$—	$—	$210.9
Available for sale investments	—	47.4	4.6	52.0
Trading securities	9.7	—	—	9.7
Deferred compensation plan liabilities	(9.7)	—	—	(9.7)
Derivatives:
Forward exchange contracts-Assets	—	2.5	—	2.5
Forward exchange contracts-(Liabilities)	—	(0.1)	—	(0.1)
BALANCE AT DECEMBER 31, 2015	$210.9	$49.8	$4.6	$265.3

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
Money market funds (a)	$365.9	$—	$—	$365.9
Available-for-sale investments	—	43.0	—	43.0
Trading securities	8.9	—	—	8.9
Deferred compensation plan liabilities	(8.9)	—	—	(8.9)
Derivatives:
Forward exchange contracts-Assets	—	0.7	—	0.7
Forward exchange contracts-(Liabilities)	—	—	—	—
BALANCE AT DECEMBER 31, 2014	$365.9	$43.7	$—	$409.6

(a)	Money market funds are included in Cash and cash equivalents in the Consolidated Balance Sheet.

62	HUBBELL INCORPORATED - Form 10-K

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

During 2015 and 2014, there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. As of December 31, 2015, the Company had one financial asset that was classified as Level 3 within the hierarchy and was acquired in 2015.

Deferred compensation plan

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During 2015 and 2014, the Company purchased $1.0 million and $1.2 million, respectively, of trading securities related to these deferred compensation plans. As a result of participant distributions, the Company sold $0.3 million and $0.2 million of these trading securities in 2015 and 2014 respectively. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

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

The fair values of derivative instruments in the Consolidated Balance Sheet are as follows (in millions):

		Assets		Liabilities
		Fair Value at December 31,		Fair Value at December 31,
Derivatives designated as hedges	Balance Sheet Location	2015	2014	2015	2014
Forward exchange contracts designated as cash flow hedges	Deferred taxes and other	$2.5	$0.7	$—	$—

Forward exchange contracts

In 2015 and 2014, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases and forecasted sales by its subsidiaries who transact business in Canadian. As of December 31, 2015, the Company had 42 individual forward exchange contracts for notional amounts which range from $0.5 million to $2.5 million each, which have various expiration dates through December 2016. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

Interest rate locks

Prior to the issuance of long-term notes in 2010 and 2008, the Company entered into forward interest rate locks to hedge its exposure to fluctuations in treasury rates. The 2010 interest rate lock resulted in a $1.6 million loss while the 2008 interest rate lock resulted in a $1.2 million gain. These amounts were recorded in Accumulated other comprehensive loss, net of tax, and are being amortized over the life of the respective notes. The amortization associated with these interest rate locks is reclassified from Accumulated other comprehensive loss to Interest expense in the Consolidated Statement of Income. The amortization reclassification for the years ended December 31, 2015 and 2014 was not material. As of both December 31, 2015 and December 31, 2014 there was $0.4 million of net unamortized losses reflected in Accumulated other comprehensive loss.

HUBBELL INCORPORATED - Form 10-K	63

The following table summarizes the results of cash flow hedging relationships for years ended December 31, (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss, net of tax		Location of Gain/(Loss) when reclassified	Gain/(Loss) Reclassified into Earnings (Effective Portion)
Derivative Instrument	2015	2014	(Effective Portion)	2015	2014
Forward exchange contract	$1.7	$0.9	Cost of goods sold	$0.3	$1.0

There was no material hedge ineffectiveness with respect to the forward exchange cash flow hedges during 2015, 2014 and 2013.

Long-term Debt

The total carrying value of long-term debt as of December 31, 2015 and 2014 was 595.9 million and 594.9 million, respectively, net of unamortized discount and debt issuance costs. As of December 31, 2015 and 2014, the estimated fair value of the long-term debt was $630.5 million and $645.1 million, respectively, based on quoted market prices. The Company’s long-term debt falls within level 2 of the fair value hierarchy.

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

The Company is subject to environmental laws and regulations which may require that it investigate and remediate the effects of potential contamination associated with past and present operations as well as those acquired through business combinations. Environmental liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The Company continues to monitor these environmental matters and revalues its liabilities as necessary. Total environmental liabilities were $14.2 million and $13.9 million as of December 31, 2015 and 2014, respectively.

The Company accounts for conditional asset retirement and environmental obligations in accordance with the applicable accounting guidance. The accounting guidance defines “conditional asset retirement obligation” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Asset retirement obligations were not material as of December 31, 2015 and 2014.

Leases

Total rental expense under operating leases was in $25.7 million 2015, $24.7 million in 2014 and $23.2 million in 2013. The minimum annual rentals on non-cancelable, long-term, operating leases in effect at December 31, 2015 are expected to approximate $13.3 million in 2016, $10.3 million in 2017, $8.7 million in 2018, $6.7 million in 2019, $4.5 million in 2020 and $13.3 million thereafter. The Company’s leases primarily consist of operating leases for buildings or equipment. The terms for building leases typically range from 5-25 years with 5-10 year renewal periods.

64	HUBBELL INCORPORATED - Form 10-K

NOTE 16    Capital Stock

Activity in the Company’s common shares outstanding is set forth below for the three years ended December 31, 2015 (in thousands):

	Common Stock
	Class A	Class B	Common Stock
OUTSTANDING AT DECEMBER 31, 2012	7,167	52,069	—
Exercise of stock options/stock appreciation rights	—	157	—
Director compensation arrangements, net	—	16	—
Restricted/performance shares activity, net of forfeitures	—	138	—
Acquisition/surrender of shares	—	(375)	—
OUTSTANDING AT DECEMBER 31, 2013	7,167	52,005	—
Exercise of stock options/stock appreciation rights	—	155	—
Director compensation arrangements, net	—	13	—
Restricted/performance shares activity, net of forfeitures	—	136	—
Acquisition/surrender of shares	—	(980)	—
OUTSTANDING AT DECEMBER 31, 2014	7,167	51,329	—
Exercise of stock options/stock appreciation rights	—	29
Director compensation arrangements, net	—	17
Restricted/performance shares activity, net of forfeitures	—	122
Acquisition/surrender of shares	—	(708)	(119)
Share reclassification	(7,167)	(50,789)	57,956
OUTSTANDING AT DECEMBER 31, 2015	—	—	57,837

On December 23, 2015, the Company completed the reclassification of its dual-class common stock into a single class of Common Stock (the “Reclassification”).

The Reclassification, among other benefits, simplified the Company's capital structure, better aligned voting rights with economic interests of all shareholders, and has eliminated the ability of the Louie E. Roche Trust and the Harvey Hubbell Trust (collectively, the “Trusts”), which, prior to the Reclassification, collectively owned 3,488,460 shares of the Company’s Class A common stock, par value $0.01 per share (the “Class A common stock”), representing approximately 49% of Class A common stock then outstanding, and approximately 36% of the total voting power of the Company's shareholders, to effectively prevent the approval of any matter that comes before the shareholders that requires, under Connecticut law, the approval of holders of two-thirds of the Company's outstanding common stock.

Following the filing of the Amended and Restated Certificate of Incorporation of the Company with the Secretary of the State of the State of Connecticut, the Reclassification became effective at 11:59 p.m. on December 23, 2015 (the “Effective Time”), at which time (i) each holder of Class A common stock as of immediately prior to the Effective Time became entitled to receive cash in the amount of $28.00 for each share of Class A common stock held ("Class A Cash Consideration") and (ii) each share of Class A common stock issued and outstanding immediately prior to the Effective Time and each share of Class B common stock of the Company, par value $0.01 per share (the “Class B common stock”), issued and outstanding immediately prior to the Effective Time was reclassified into one share of common stock of the Company, par value $0.01 per share and having one vote per share upon all matters brought before any meeting of the shareholders (the “Common Stock”). Trading in the Class A Common Stock and Class B Common Stock ceased after markets closed on December 23, 2015 and trading in the Company's single class of Common Stock commenced on the NYSE on December 24, 2015, under the ticker “HUBB.”

Prior to the Reclassification, shares of Class A common stock had twenty votes per share, while shares of Class B common shares had one vote per share. Following the Reclassification, shares of the Company's Common Stock have one vote per share. In addition, the Company has 5.9 million authorized shares of preferred stock; no shares of preferred stock are outstanding.

The Company has accounted for the Reclassification by adjusting the Company’s capital stock accounts. The par value of the Class A common stock and the Class B common stock has been reclassified to Common Stock par value. Paid-in capital of the Class A Common Stock is zero at the time of the Reclassification and, therefore, the full amount of the Class A Cash Consideration paid in the Reclassification has been applied as a reduction to retained earnings.

HUBBELL INCORPORATED - Form 10-K	65

In the third quarter of 2015 the Company incurred $7.4 million of costs related to the Reclassification (the "Reclassification Costs"), primarily consisting of professional fees. Reclassification Costs are recognized in Other expense, net in the Condensed Consolidated Statement of Income. Certain other Reclassification Costs of $12.3 million, including additional professional fees and the reimbursement of certain costs of the Trustee, were contingent upon closing the Reclassification and were recognized in the fourth quarter of 2015. Total Reclassification Costs incurred in 2015 were $19.7 million.

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

The Company is party to a Second Amended and Restated Rights Agreement, dated December 23, 2015 (the "Rights Agreement"), between the Company and Computershare Inc. (successor to Mellon Investor Services, L.L.C.), as rights agent, under which holders of Common Stock have a preferred share purchase right for each share of Common Stock (the “Rights”). These Rights become exercisable after a specified period of time upon the occurrence of specified trigger events, including if a person or group of affiliated persons obtains beneficial ownership of 15 percent or more of the outstanding Common Stock. Each Right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock (“Preferred Stock”), without par value, at a price of $300.00 per one one-thousandth of a share.

The Rights may be redeemed by the Company for one cent per Right, subject to the terms and conditions of the Rights Agreement. The Rights will expire at the close of business on December 17, 2016 (the “Final Expiration Date”), unless the Final Expiration Date is advanced or extended or unless the Rights are earlier redeemed or exchanged by the Company.

The value of a one one-thousandth interest in a share of Preferred Stock should approximate the value of one share of Common Stock.

Each one one-thousandth of a share of Preferred Stock, if issued:

◦	will not be redeemable;

◦	will entitle holders to quarterly dividend payments of $0.01 per one one-thousandth share, or an amount equal to the dividend paid on one share of Common Stock, whichever is greater;

◦	will entitle holders upon liquidation either to receive $0.10 per one one-thousandth share, or an amount equal to the payment made on one share of Common Stock, whichever is greater;

◦	will have the same voting power as one share of Common Stock;

◦
in the event that shares of the Common Stock are exchanged via share exchange, merger or a similar transaction, will entitle holders to a per share payment equal to the payment made on one share of Common Stock.

These rights are protected by customary antidilution provisions.

Upon the occurrence of certain events or transactions specified in the Rights Agreement, each holder of a Right will have the right to receive, upon exercise, that number of shares of the Company’s common stock or the acquiring company’s shares having a market value equal to twice the exercise price.

Shares of the Company’s common stock were reserved at December 31, 2015 as follows (in thousands):

	Common Stock	Preferred Stock

Future grant of stock-based compensation	3,756	—
Exercise of stock purchase rights	—	58
Shares reserved under other equity compensation plans	174	—
TOTAL	3,930	58

66	HUBBELL INCORPORATED - Form 10-K

NOTE 17    Stock-Based Compensation

As of December 31, 2015, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. Accordingly, the Company recognizes compensation cost immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

The Company’s long-term incentive program for awarding stock-based compensation uses a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s Common Stock pursuant to the Award Plan. The Award Plan was amended and restated during 2015 to add an additional 2.8 million shares. Under the Award Plan, the Company may authorize up to 9.7 million shares of Common Stock in settlement of restricted stock, performance shares, SARs or any-post 2004 grants of stock options. The Company issues new shares for settlement of any stock-based awards. In 2015, the Company granted stock-based awards using a combination of restricted stock, SARs and performance shares.

On December 23, 2015, the Company completed the reclassification of its dual-class common stock into a single class of Common Stock (the “Reclassification”), as more fully described in Note 16 - Capital Stock. At the effective time of the Reclassification, each outstanding stock-based award granted under the Award Plan was adjusted by substituting, on a one for one basis, shares of Common Stock for shares of Class B Common Stock.

In 2015, 2014, and 2013, the Company recorded $17.0 million, $16.4 million and $14.3 million of stock-based compensation costs, respectively. The total income tax benefit/(expense) recognized in 2015 was $(0.3) million, $7.8 million during 2014, and $8.3 million during 2013. The net tax windfall recorded as a result of exercise or vesting (depending on the type of award) was $0.9 million, $9.2 million, and $8.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $29.3 million, pretax, of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized through 2018.

Stock-based compensation expense is recorded in S&A expense as well as Cost of goods sold. Of the total 2015 expense, $16.2 million was recorded to S&A expense and $0.8 million was recorded to Cost of goods sold. In 2014 and 2013, $15.7 million and $13.4 million, respectively, was recorded to S&A expense and $0.7 million in 2014 and $0.9 million in 2013, was recorded to Cost of goods sold. Stock-based compensation costs capitalized to inventory was $0.2 million in 2015, 2014 and 2013.

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

Restricted stock Issued to Employees - Service Condition

Service-based restricted stock awards are expensed on a straight-line basis over the requisite service period. The restricted stock vests in one-third increments annually for three years on each anniversary of the date of grant. The restricted stock fair values are measured using the average between the high and low trading prices of the Company’s common stock on the most recent trading day immediately preceding the grant date (“measurement date”).

Restricted stock Issued to Employees - Market Condition

Certain restricted stock awards issued in 2014 and 2015 will vest subject to the achievement of a market-based condition. The awards are expensed on a straight-line basis over the requisite service period which starts on the date of the grant and ends upon the completion of the performance period. Expense is recognized irrespective of the market condition being achieved.

The market-based condition is the Company’s total shareholder return (“TSR”) compared to the TSR generated by the companies that comprise the S&P Capital Goods 900 Index and is measured over a three year performance period beginning on January 1st of the first year and ending on December 31st of the third year. The awards will vest contingent upon achievement of the market condition, service through the requisite service period or the retirement-eligibility date, and upon approval by the Company's Compensation Committee. If the market-based condition is achieved, the awards will vest at 100% of the restricted stock awards

HUBBELL INCORPORATED - Form 10-K	67

granted. If the market-based condition is not achieved the awards will not vest. The fair value of these awards was determined based upon a lattice model.

The following table summarizes the assumptions used in estimating the fair value of these awards:

	Stock Price on Measurement Date	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value
2015	$97.48	2.6%	23.3%	1.3%	3 years	$87.61
2014	$106.44	2.1%	22.7%	1.0%	3 Years	$95.96

Restricted stock Issued to Employees - Performance Condition

Certain restricted stock issued in 2013 will vest subject to the achievement of an annual performance-based condition. The awards vest in one-third increments for each of the years ending December 31, 2014, 2015 and 2016, contingent upon meeting the annual performance condition, and upon approval by the Company’s Compensation Committee. These awards are expensed on a graded basis over the requisite service period. The probability of vesting is reassessed each reporting period and compensation cost is adjusted accordingly. The fair value of the award is measured based upon the average between the high and low trading prices of the Company’s common stock on the measurement date.

The performance condition for the year ending December 31, 2015 was met and 8,451 shares vested and were approved by the Compensation Committee in February 2016. The fair value of the shares at vesting was $0.7 million.

Restricted Stock Issued to Non-employee Directors

In 2015, 2014, and 2013, each non-employee director received a restricted stock grant. These grants were made on the date of the annual meeting of shareholders and vested or will vest at the following year’s annual meeting of shareholders, upon a change of control or termination of service by reason of death. These shares will be subject to forfeiture if the director’s service terminates prior to the date of the next regularly scheduled annual meeting of shareholders to be held in the following calendar year. During the years 2015, 2014, and 2013, the Company issued to non-employee directors 8,008 shares, 10,329 shares, and 12,474 shares, respectively.

Activity related to both employee and non-employee restricted stock for the year ended December 31, 2015 is as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value/Share
RESTRICTED STOCK AT DECEMBER 31, 2014	167	$102.22
Shares granted	96	96.26
Shares vested	(77)	99.91
Shares forfeited	(7)	103.46
RESTRICTED STOCK AT DECEMBER 31, 2015	179	$99.97

The weighted average fair value per share of restricted stock granted during the years 2015, 2014, and 2013 was $96.26, $105.35 and $105.83, respectively. The total fair value of restricted stock vested during the years 2015, 2014, and 2013 was $7.7 million, $7.0 million and $8.4 million, respectively.

Stock Appreciation Rights

SARs granted entitle the recipient to the difference between the fair market value of the Company’s Common Stock on the date of exercise and the grant price as determined using the average between the high and the low trading prices of the Company’s common stock on the measurement date. This amount is payable in shares of the Company’s Common Stock. SARs vest and become exercisable in three equal installments during the first three years following their grant date and expire ten years from the grant date.

68	HUBBELL INCORPORATED - Form 10-K

Activity related to SARs for the year ended December 31, 2015 is as follows (in thousands, except per share amounts):

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
OUTSTANDING AT DECEMBER 31, 2014	1,465	$78.64
Granted	364	97.87
Exercised	(102)	59.37
Forfeited	(14)	104.07
Canceled	(9)	59.50
OUTSTANDING AT DECEMBER 31, 2015	1,704	$83.77	7.2	$32,492
EXERCISABLE AT DECEMBER 31, 2015	1,101	$74.04	6.1	$31,237

The aggregated intrinsic value of SARs exercised during 2015, 2014, and 2013 was $4.8 million, $19.4 million and $16.4 million, respectively.

The fair value of each SAR award was measured using the Black-Scholes option pricing model.

The following table summarizes the weighted-average assumptions used in estimating the fair value of the SARs granted during the years 2015, 2014, and 2013:

	Expected Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value of 1 SAR
2015	2.7%	22.7%	1.7%	5.5 Years	$16.05
2014	2.0%	21.8%	1.6%	5.3 Years	$18.42
2013	1.9%	28.3%	1.6%	5.4 Years	$24.58

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

Performance Shares

Performance shares represent the right to receive a share of the Company’s Common Stock after a three year period subject to the achievement of certain market or performance conditions established by the Company’s Compensation Committee. Partial vesting in these awards may occur after separation from the Company for retirement eligible employees. Shares are not vested until approved by the Company’s Compensation Committee.

Performance Shares - Market Condition

In December 2015, 2014, and 2013, the Company granted 32,687, 28,871 and 30,730, respectively, of performance shares that will vest subject to a market condition and service through the performance period. The market condition associated with the awards is the Company's TSR compared to the TSR generated by the companies of a reference index over a three year performance period. Performance at target will result in vesting and issuance of the number of performance shares granted, equal to 100% payout. Performance below or above target can result in issuance in the range of 0%-200% of the number of shares granted. Expense is recognized irrespective of the market condition being achieved.

In February 2015, the Company paid out 38,589 shares related to the December 2011 performance award grant. The performance period associated with this award was from January 1, 2012 through December 31, 2014 and was based upon the Company’s total TSR compared to the TSR generated by the other companies that comprise the S&P Mid-Cap 400 Index. The February 2015 payout was based upon achieving 128% of the market-based criteria. The fair value of the December 2011 performance awards at vesting was $4.4 million.

In February 2016, the Company paid out 18,425 shares related to the December 2012 performance award grant. The performance period associated with this award was from January 1, 2013 through December 31, 2015 and was based upon the Company’s TSR compared to the TSR generated by the other companies that comprise the S&P Mid-Cap 400 Index. The number of shares vested in February 2016 was based upon achieving 70% of the market-based criteria and the fair value of the awards at vesting was $1.6 million.

HUBBELL INCORPORATED - Form 10-K	69

The fair value of the performance share awards with a market condition for the fiscal years 2015, 2014, and 2013 was determined based upon a lattice model.

The following table summarizes the related assumptions used to determine the fair values of the market performance share awards granted during the years 2015, 2014, and 2013:

	Stock Price on Measurement Date	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value
2015	$97.48	2.6%	23.3%	1.3%	3 Years	$105.77
2014	$106.44	2.1%	22.7%	1.0%	3 Years	$117.55
2013	$107.87	1.9%	33.8%	0.6%	3 Years	$130.33

Expected volatilities are based on historical volatilities of the Company’s stock over a three year period. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term of the award.

Performance Shares - Performance Condition

In December 2015 and 2014 the Company granted 32,687 and 27,508, respectively, of performance share awards that are subject to a performance condition and service requirement during the three year performance period. The performance condition associated with the awards is based on the Company's net sales growth compared to the net sales growth of the companies of a reference index, further adjusted by the Company achieving a target net income margin, each measured over the same three year performance period. Performance at target will result in vesting and issuance of the number of performance shares granted, equal to 100% payout. Performance below or above target can result in issuance in the range of 0%-250% of the number of shares granted.

The fair value of the award's is measured based upon the average between the high and low trading prices of the Company's common stock on the measurement date and the Company expenses these awards on a straight-line basis. The weighted average fair value per share was $97.48 for the awards granted in 2015. The probability of vesting is reassessed each reporting period and compensation cost is adjusted accordingly.

The following table summarizes the attributes of the performance shares granted during 2015 and 2014:

Year of Grant	Shares Outstanding at 12/31/2015	Fair Value	Performance Period	Payout Range
2015	32,687	97.48	Jan 2016-Dec 2018	0-250%
2014	24,993	106.44	Jan 2015-Dec 2017	0-250%

70	HUBBELL INCORPORATED - Form 10-K

NOTE 18    Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

The following table sets forth the computation of earnings per share for the three years ended December 31 (in millions, except per share amounts):

	2015	2014	2013
Numerator:
Net income attributable to Hubbell	$277.3	$325.3	$326.5
Less: Earnings allocated to participating securities	(0.7)	(0.9)	(1.0)
Net income available to common shareholders	$276.6	$324.4	$325.5
Denominator:
Average number of common shares outstanding	57.7	58.8	59.1
Potential dilutive shares	0.3	0.4	0.5
Average number of diluted shares outstanding	58.0	59.2	59.6
Earnings per share:
Basic	$4.79	$5.51	$5.51
Diluted	$4.77	$5.48	$5.47

The Company did not have any significant anti-dilutive securities in 2015, 2014 or 2013. The calculation of diluted earnings per share for the year ended December 31, 2015 excludes 27,758 and 32,687 weighted average of performance shares granted in December 2014 and December 2015, respectively, that are subject to a performance condition. These shares are excluded from the calculation of 2015 diluted earnings per share because all necessary performance conditions have not been satisfied at the end of the reporting period. Refer to Note 17 - Stock-Based Compensation for further information about those awards.

HUBBELL INCORPORATED - Form 10-K	71

NOTE 19    Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the three years ended December 31, 2015 is provided below (in millions):

(Debit) credit	Cash Flow Hedge (Loss) Gain	Unrealized Gain (Loss) on Available-for-Sale Securities	Pension and Post Retirement Benefit Plan Adjustment	Cumulative Translation Adjustment	Total
BALANCE AT DECEMBER 31, 2012	$(0.5)	$0.7	$(130.1)	$10.8	$(119.1)
Other comprehensive income (loss) before Reclassifications	0.6	(0.3)	54.8	(15.0)	40.1
Amounts reclassified from accumulated other comprehensive loss	(0.3)	—	8.3	—	8.0
Current period other comprehensive income (loss)	0.3	(0.3)	63.1	(15.0)	48.1
BALANCE AT DECEMBER 31, 2013	$(0.2)	$0.4	$(67.0)	$(4.2)	$(71.0)
Other comprehensive income (loss) before Reclassifications	0.9	(0.1)	(59.8)	(35.7)	(94.7)
Amounts reclassified from accumulated other comprehensive loss	(0.7)	—	2.1	—	1.4
Current period other comprehensive income (loss)	0.2	(0.1)	(57.7)	(35.7)	(93.3)
BALANCE AT DECEMBER 31, 2014	$—	$0.3	$(124.7)	$(39.9)	$(164.3)
Other comprehensive income (loss) before Reclassifications	1.7	(0.3)	(22.9)	(45.5)	(67.0)
Amounts reclassified from accumulated other comprehensive loss	(0.3)	—	7.4	—	7.1
Current period other comprehensive income (loss)	1.4	(0.3)	(15.5)	(45.5)	(59.9)
BALANCE AT DECEMBER 31, 2015	$1.4	$—	$(140.2)	$(85.4)	$(224.2)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the two years ended December 31 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	2015		2014		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$0.4		$1.0		Cost of goods sold
	0.4		1.0		Total before tax
	(0.1)		(0.3)		Tax (expense) benefit
	$0.3		$0.7		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.2	(a)	$0.8	(a)
Actuarial gains/(losses)	(12.1)	(a)	(3.8)	(a)
	(11.9)		(3.0)		Total before tax
	4.5		0.9		Tax benefit (expense)
	$(7.4)		$(2.1)		(Loss) gain net of tax
Losses reclassified into earnings	$(7.1)		$(1.4)		(Loss) gain net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 10 - Retirement Benefits for additional details).

72	HUBBELL INCORPORATED - Form 10-K

NOTE 20    Industry Segments and Geographic Area Information

Nature of Operations

Hubbell Incorporated was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Hubbell designs, manufactures and sells quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the UK, Brazil, Australia and Ireland. Hubbell also participates in joint ventures in Taiwan and Hong Kong, and maintains offices in Singapore, China, India, Mexico, South Korea and countries in the Middle East.

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

Financial Information

Financial information by industry segment, product class and geographic area for each of the three years ended December 31, 2015, 2014 and 2013 is summarized below (in millions). When reading the data the following items should be noted:

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

HUBBELL INCORPORATED - Form 10-K	73

INDUSTRY SEGMENT DATA

	2015	2014	2013
Net Sales:
Electrical	$2,388.3	$2,398.2	$2,262.6
Power	1,002.1	961.2	921.3
TOTAL NET SALES	$3,390.4	$3,359.4	$3,183.9
Operating Income:
Electrical	$279.0	$337.9	$341.1
Power	195.6	179.5	166.5
Operating Income	$474.6	$517.4	$507.6
Interest expense	(31.0)	(31.2)	(30.8)
Investment income and other expense, net	(25.0)	(0.7)	(3.0)
INCOME BEFORE INCOME TAXES	$418.6	$485.5	$473.8
Assets:
Electrical	$2,120.9	$1,963.0	$1,813.8
Power	839.7	832.0	707.0
General Corporate	248.1	525.1	663.2
TOTAL ASSETS	$3,208.7	$3,320.1	$3,184.0
Capital Expenditures:
Electrical	$47.9	$35.1	$32.4
Power	28.4	21.8	25.0
General Corporate	0.8	3.4	1.4
TOTAL CAPITAL EXPENDITURES	$77.1	$60.3	$58.8
Depreciation and Amortization:
Electrical	$56.2	$53.4	$48.0
Power	29.0	25.8	22.6
TOTAL DEPRECIATION AND AMORTIZATION	$85.2	$79.2	$70.6

PRODUCT CLASS DATA

	2015	2014	2013
Net Sales:
Electrical Systems	$1,476.7	$1,538.7	$1,466.4
Lighting	911.6	859.5	796.2
Power	1,002.1	961.2	921.3
TOTAL NET SALES	$3,390.4	$3,359.4	$3,183.9

GEOGRAPHIC AREA DATA

	2015	2014	2013
Net Sales:
United States	$3,008.4	$2,883.8	$2,687.6
International	382.0	475.6	496.3
TOTAL NET SALES	$3,390.4	$3,359.4	$3,183.9
Operating Income:
United States	$426.1	$447.2	$417.5
International	48.5	70.2	90.1
TOTAL OPERATING INCOME	$474.6	$517.4	$507.6
Long-lived Assets:
United States	$1,627.7	$1,492.5	$1,341.4
International	187.1	199.7	212.3
TOTAL LONG-LIVED ASSETS	$1,814.8	$1,692.2	$1,553.7

74	HUBBELL INCORPORATED - Form 10-K

On a geographic basis, the Company defines “international” as operations based outside of the United States and its possessions. As a percentage of total net sales, shipments from foreign operations directly to third parties were 11% in 2015, 14% in 2014 and 16% in 2013, with the Canadian and UK operations representing approximately 34% and 24%, respectively, of 2015 total international net sales. Of the remaining 2015 international sales Mexico represents 11%. while Switzerland and Brazil represent 10% each.

Long-lived assets, excluding deferred tax assets, of international subsidiaries were 10% of the consolidated total in 2015, 12% in 2014 and 14% in 2013, with the UK, Mexico and Canada operations representing approximately 29%, 24%, and 15%, respectively, of the 2015 international total. Export sales from United States operations were $224.9 million in 2015, $234.5 million in 2014 and $213.0 million in 2013.

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

As of December 31, 2015, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties in 2015 are set forth below (in millions):

BALANCE AT DECEMBER 31, 2013	$6.6
Provision	18.3
Expenditures/other	(11.2)
BALANCE AT DECEMBER 31, 2014	$13.7
Provision	10.0
Expenditures/other	(10.5)
BALANCE AT DECEMBER 31, 2015	$13.2

HUBBELL INCORPORATED - Form 10-K	75

NOTE 22 Restructuring Costs

During 2015, we incurred costs for restructuring actions initiated in 2015 as well as costs involving restructuring actions initiated in the prior year. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions.

Pre-tax restructuring costs incurred in each of our segments and the location of the costs in the Consolidated Statement of Income for the years ended December 31, 2015 and 2014 are as follows (in millions):

Year Ended December 31, 2014	Cost of goods sold	Selling & administrative expense	Total
Electrical Segment	$3.4	$1.7	$5.1
Power Segment	—	—	—
Total 2014 Restructuring Costs	$3.4	$1.7	$5.1

Year Ended December 31, 2015
Electrical Segment	$14.5	$7.2	$21.7
Power Segment	0.8	1.1	1.9
Total 2015 Restructuring Costs	$15.3	$8.3	$23.6

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/15	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 12/31/2015
2015 Restructuring Actions
Severance	$—	$16.1	$(8.7)	$7.4
Asset write-downs	—	0.5	(0.5)	—
Facility closure and other costs	—	2.6	(2.2)	0.4
Total 2015 Restructuring Actions	$—	$19.2	$(11.4)	$7.8
2014 Restructuring Actions
Severance	$2.8	$(0.1)	$(2.6)	$0.1
Asset write-downs	—	0.9	(0.9)	—
Facility closure and other costs	0.9	3.6	(4.5)	—
Total 2014 Restructuring Actions	$3.7	$4.4	$(8.0)	$0.1
Total Restructuring Actions	$3.7	$23.6	$(19.4)	$7.9

HUBBELL INCORPORATED - Form 10-K	76

The actual and expected costs for our restructuring actions are as follows (in millions):

	Expected Costs	Costs incurred in 2014	Costs incurred during 2015	Remaining costs at 12/31/15
2015 Restructuring Actions
Electrical Segment	$23.4	$—	$17.3	$6.1
Power Segment	1.9	—	1.9	—
Total 2015 Restructuring Actions	25.3	—	19.2	6.1
2014 Restructuring Actions
Electrical Segment	9.5	5.1	4.4	—
Power Segment	—	—	—	—
Total 2014 Restructuring Actions	9.5	5.1	4.4	—
Total Restructuring Actions	$34.8	$5.1	$23.6	$6.1

NOTE 23    Subsequent Events

On January 19, 2016, the Company acquired all of the issued and outstanding shares of capital stock of R.W. Lyall & Company, Inc. ("Lyall") for a cash purchase price of approximately $130 million. Lyall is a leader in the design and application of components and assemblies for the natural gas distribution market and will be reported in the Electrical segment.

On February 4, 2016, the Company acquired all of the issued and outstanding shares of Electric Motion Company, Inc. and all of the membership interests in Elmot Realty Associates, LLC, Elmot Realty Associates II, LLC, and DelRi LLC, collectively referred to as "EMC", for a cash purchase price of approximately $43 million. EMC is a manufacturer of grounding and connector products for the communications, power, and transportation industries and will be reported in the Power segment.

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

HUBBELL INCORPORATED - Form 10-K	77

NOTE 24    Quarterly Financial Data (Unaudited)

The table below sets forth summarized quarterly financial data for the years ended December 31, 2015 and 2014 (in millions, except per share amounts):

	Revised First Quarter	Revised Second Quarter	Revised Third Quarter	Fourth Quarter
2015
Net sales	$809.7	$874.0	$877.0	$829.7
Cost of goods sold	$557.9	$590.9	$587.0	$562.8
Gross profit	$251.8	$283.1	$290.0	$266.9
Selling & administrative expenses	$146.8	$156.4	$159.0	$155.0
Net income	$63.4	$81.3	$74.7	$62.7
Net Income attributable to Hubbell	$62.4	$80.1	$73.3	$61.5
Earnings per share — Basic	$1.07	$1.39	$1.27	$1.06
Earnings per share — Diluted	$1.07	$1.37	$1.27	$1.06
	Reported First Quarter	Reported Second Quarter	Reported Third Quarter	Fourth Quarter
2014
Net sales	$759.5	$855.8	$895.3	$848.8
Cost of goods sold	$514.5	$563.3	$599.1	$573.5
Gross profit	$245.0	$292.5	$296.2	$275.3
Selling & administrative expenses	$140.2	$148.8	$153.4	$149.2
Net income	$65.3	$90.8	$90.5	$80.6
Net Income attributable to Hubbell	$64.2	$90.2	$89.6	$81.3
Earnings per share — Basic	$1.08	$1.53	$1.52	$1.39
Earnings per share — Diluted	$1.08	$1.51	$1.51	$1.38

During the fourth quarter of 2015, the Company identified a misclassification of costs between Cost goods sold and Selling & administrative expenses which occurred during the first, second and third quarters of 2015,  which has resulted in management revising its previously reported financial results to correct for such misclassification as detailed in the table above. The impact of the misclassification was to overstate Selling & administrative expenses and understate Cost of goods sold by $0.9 million for the three months ended March 31, 2015, $1.0 million for the three months ended June 30, 2015, $1.9 million for the six months ended June 30, 2015, $1.1 million for the three months ended September 30, 2015 and $3.0 million for the nine months ended September 30, 2015.  Accordingly, the originally reported Cost of goods sold of $557.0 million, $589.9 million, $585.9 million, the originally reported Gross profit of $252.7 million, $284.1 million, and $291.1 million, and the originally reported Selling & administrative expenses of $147.7 million, $157.4 million, $160.1 million for the three months ended March 31, June 30, and September 30, 2015, respectively, have been revised to the corrected amounts shown in the table above. Management has concluded that the misclassifications are immaterial to the previously issued quarterly financial statements.

78	HUBBELL INCORPORATED - Form 10-K

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-K. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level. Management’s annual report on internal control over financial reporting and the independent registered public accounting firm’s audit report on the effectiveness of our internal control over financial reporting as of December 31, 2015 are included in Item 8 of this Annual Report on Form 10-K.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B    Other Information

Not applicable.

HUBBELL INCORPORATED - Form 10-K	79

PART III

ITEM 10    Directors, Executive Officers and Corporate Governance(1)

ITEM 11    Executive Compensation(2)

ITEM 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 with respect to the Company’s common stock that may be issued under the Company’s equity compensation plans (in thousands, except per share amounts):

	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options,Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders(a)	2,037	(c)(e)	$83.77	(f)	3,756	(c)
Equity Compensation Plans Not Requiring Shareholder Approval(b)	64	(c)(d)	—		174	(c)
TOTAL	2,101		$83.77		3,930

(a)	The Company’s (1) Stock Option Plan for Key Employees and (2) 2005 Incentive Award Plan as amended and restated.

(b)	The Company’s Deferred Compensation Plan for Directors as amended and restated.

(c)	Hubbell Common Stock.

(d)	Represents amount of shares currently deferred under this plan. These shares are not included in the total weighted average exercise price included in column B.

(e)	Includes 333 thousand performance share awards assuming a maximum payout target. The Company does not anticipate that the maximum payout target will be achieved for all of these awards.

(f)	Weighted average exercise price excludes performance share awards included in column A.

The remaining information required by this item is incorporated by reference to the subheading “Voting Rights and Security Ownership of Certain Beneficial Owners and Management” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 3, 2016.

(1)
Certain of the information required by this item regarding executive officers is included under the subheading “Executive Officers of the Registrant” at the end of Part I of this Form 10-K and the remaining required information is incorporated by reference to the subheadings “Item 1 – Election of Directors,“General – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Business Conduct and Ethics,” and “Corporate Governance – Board Committees – Audit Committee” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 3, 2016.

(2)
The information required by this item is incorporated by reference to the subheadings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation of Directors” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 3, 2016.

80	HUBBELL INCORPORATED - Form 10-K

ITEM 13    Certain Relationships and Related Transactions and Director Independence(3)

ITEM 14    Principal Accountant Fees and Services(4)

(3)
The information required by this item is incorporated by reference to the subheadings “General – Review and Approval of Related Person Transactions” and “Corporate Governance – Director Independence” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 3, 2016.

(4)
The information required by this item is incorporated by reference to the heading “Item 2 – Ratification of the Selection of Independent Registered Public Accounting Firm” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 3, 2016.

HUBBELL INCORPORATED - Form 10-K	81

PART IV

ITEM 15    Exhibits and Financial Statement Schedule

1.    Financial Statements and Schedule

Financial statements and schedule listed in the Index to Financial Statements and Schedule are filed as part of this Annual Report on Form 10-K.

2.    Exhibits

		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended and restated as of December 23, 2015	8-A12B	001-02958	3.1	12/23/2015
3.2	Amended and Restated By-Laws of Hubbell Incorporated, as amended on May 7, 2013	8-K	001-02958	3.1	5/10/2013
4.1
Senior Indenture, dated as of September 15, 1995, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.(successor as trustee to JPMorgan Chase Bank N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee
		S-4	333-90754	4a	6/18/2002
4.2	First Supplemental Indenture, dated as of June 2, 2008, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.(successor as trustee to JPMorgan Chase Bank N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee, including the form of 5.95% Senior Notes due 2018	8-K	001-02958	4.2	6/2/2008
4.3	Second Supplemental Indenture, dated as of November 17, 2010, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.(successor as trustee to JPMorgan Chase Bank N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee, including the form of 3.625% Senior Notes due 2022	8-K	001-02958	4.2	11/17/2010
4.4	Second Amended and Restated Rights Agreement, dated as of December 23, 2015, between Hubbell Incorporated and Computershare, Inc. (successor to Mellon Investor Services LLC and ChaseMellon Shareholder Services, L.L.C.), as Rights Agent	8-A12B	001-02958	4.1	12/23/2015
10.1†	Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005	10-Q	001-02958	10a	10/26/2007
10.1(a)†	Amendment, dated February 15, 2008, to Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10.nn	2/25/2008
10.1(b)†	Amendment, dated December 28, 2010, to Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10a(1)	2/16/2011
10.2†	Hubbell Incorporated Retirement Plan for Directors, as amended and restated effective January 1, 2005	10-Q	001-02958	10i	10/26/2007

82	HUBBELL INCORPORATED - Form 10-K

		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.3†	Hubbell Incorporated Supplemental Management Retirement Plan, effective September 12, 2007	10-Q	001-02958	10.kk	10/26/2007
10.3(a)†	Amendment to Hubbell Incorporated Supplemental Management Retirement Plan, effective September 12, 2007	10-K	001-02958	10.kk(1)	2/16/2011
10.4†	Hubbell Incorporated Deferred Compensation Plan for Directors, as amended and restated effective December 23, 2015	S-8	333-206898	4.4	12/24/2015
10.5†	Hubbell Incorporated Executive Deferred Compensation Plan, as amended and restated effective January 1, 2016					*
10.6†	Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-Q	001-02958	10w	10/26/2007
10.6(a)†	Amendment, dated December 28, 2010, to Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10w(1)	2/16/2011
10.7†	Hubbell Incorporated Incentive Compensation Plan, adopted effective January 1, 2002	10-K	001-02958	10z	3/20/2002
10.8†	Hubbell Incorporated Senior Executive Incentive Compensation Plan, effective January 1, 2011	8-K	001-02958	10.1	5/5/2011
10.9†	Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated effective as of May 5, 2015	10-Q	001-02958	10.1	7/24/2015
10.9(a)†	Amendment, dated December 23, 2015, to the Hubbell Incorporated 2005 Incentive Award Plan					*
10.10†	Form of Restricted Stock Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated	10-Q	001-02958	10.5	7/19/2013
10.11†	Form of Restricted Stock Award Agreement for Directors under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated	10-Q	001-02958	10.8	7/19/2013
10.12†	Form of Stock Appreciation Rights Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.13†	Form of Performance Share Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.14†	Form of Performance Based Restricted Stock Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated	10-Q	001-02958	10.16	2/19/2015
10.15†	Form of Time Based Restricted Stock Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.16†	Hubbell Incorporated Defined Contribution Restoration Plan, as amended and restated effective December 8, 2015					*
10.17†	Hubbell Incorporated Policy for Providing Severance Payments to Senior Employees, effective February 11, 2011	8-K	001-02958	10.1	2/16/2011
10.18†	Grantor Trust for Senior Management Plans Trust Agreement between Hubbell Incorporated and The Bank of New York, as trustee, as amended and restated effective December 8, 2015					*
10.19†	Grantor Trust for Non-Employee Director Plans Trust Agreement between Hubbell Incorporated and The Bank of New York, as amended and restated effective December 8, 2015					*
10.20†	Trust Agreement by and between Hubbell Incorporated and MG Trust Company d/b/a Matrix Trust Company, as Trustee, as amended and restated effective November 6, 2015					*
10.21†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and David G. Nord	8-K	001-02958	10.2	1/5/2011
10.21(a)†	Amendment, dated as of January 1, 2013, to Change in Control Severance Agreement between Hubbell Incorporated and David G. Nord	8-K	001-02958	10.1	12/6/2012
10.22†	Letter Agreement, dated August 24, 2005, between Hubbell Incorporated and David G. Nord	8-K	001-02958	99.1	9/6/2005
10.23†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and William T. Tolley	8-K	001-02958	10.9	1/5/2011

HUBBELL INCORPORATED - Form 10-K	83

		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.24†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and William R. Sperry	8-K	001-02958	10.1	9/17/2012
10.24(a)†	Amendment, dated September 11, 2012, to Change in Control Severance Agreement between Hubbell Incorporated and William R. Sperry	8-K	001-02958	10.2	9/17/2012
10.25†	Change in Control Severance Agreement, dated as of September 11, 2012, between Hubbell Incorporated and An-Ping Hsieh	10-Q	001-02958	10.xx	10/19/2012
10.26†	Letter Agreement, dated as of August 2, 2012, between Hubbell Incorporated and An-Ping Hsieh	10-Q	001-02958	10.1	7/19/2013
10.27†	Change in Control Severance Agreement, dated as of April 15, 2013, between Hubbell Incorporated and Mr. Joseph A. Capozzoli	8-K	001-02958	10.1	4/19/2013
10.28†	Letter Agreement, dated as of February 15, 2013, between Hubbell Incorporated and Mr. Joseph A. Capozzoli	8-K	001-02958	10.2	4/19/2013
10.29†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and Stephen M. Mais	10-Q	001-02958	10.3	7/19/2013
10.30†	Change in Control Severance Agreement, dated as of January 24, 2014, between Hubbell Incorporated and Gerben W. Bakker	10-K	001-02958	10.36	2/18/2014
10.31†	Change in Control Severance Agreement, dated as of February 9, 2015, between Hubbell Incorporated and Maria R. Lee					*
10.32†	Change in Control Severance Agreement, dated as of May 5, 2015, between Hubbell Incorporated and Kevin A. Poyck					*
10.33†	Change in Control Severance Agreement, dated as of May 5, 2015, between Hubbell Incorporated and Rodd R. Ruland					*
10.34†	Change in Control Severance Agreement, dated as of May 5, 2015, between Hubbell Incorporated and Darrin S. Wegman					*
10.35	Credit Agreement, dated as of December 16, 2015, by and among Hubbell Incorporated, Hubbell Power Holdings S.à r.l., Harvey Hubbell Holdings S.à r.l., the Lenders Party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-02958	99.1	12/21/2015
10.36	Reclassification Agreement, dated as of August 23, 2015, by and between Hubbell Incorporated and Bessemer Trust Company, N.A.	8-K	001-02958	10.1	8/24/2015
10.37	Irrevocable Proxy, dated August 23, 2015, by and between Hubbell Incorporated and Bessemer Trust Company, N.A.	8-K	001-02958	10.2	8/24/2015
21.1	List of subsidiaries					*
23.1	Consent of PricewaterhouseCoopers LLP					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

84	HUBBELL INCORPORATED - Form 10-K

Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

†    A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.
*    Filed herewith.
**     Furnished herewith.

HUBBELL INCORPORATED - Form 10-K	85

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBBELL INCORPORATED
By	/s/ JOSEPH A. CAPOZZOLI	By	/s/ WILLIAM R. SPERRY
	Joseph A. Capozzoli		William R. Sperry
	Vice President and Controller		Senior Vice President and Chief
Financial Officer
Date:	February 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.(1)

		Title	Date
By	/s/ D. G. NORD D. G. Nord	Chairman, President and Chief Executive Officer and Director	2/18/2016
By	/s/ W. R. SPERRY W. R. Sperry	Senior Vice President and Chief Financial Officer	2/18/2016
By	/s/ J. A. CAPOZZOLI J. A. Capozzoli	Vice President, Controller (Principal Accounting Officer)	2/18/2016
By	/s/ C. M. CARDOSO C. M. Cardoso	Director	2/18/2016
By	/s/ A. J. GUZZI A. J. Guzzi	Director	2/18/2016
By	/s/ N. J. KEATING N. J. Keating	Director	2/18/2016
By	/s/ J. F. MALLOY J. F. Malloy	Director	2/18/2016
By	/s/ JUDITH F. MARKS J.F. Marks	Director	2/18/2016
By	/s/ C. A. RODRIGUEZ C. A. Rodriguez	Director	2/18/2016
By	/s/ J. G. RUSSELL J. G. Russell	Director	2/18/2016
By	/s/ S. R. SHAWLEY S. R. Shawley	Director	2/18/2016
By	/s/ R. J. SWIFT R. J. Swift	Director	2/18/2016

(1)	As of February 18, 2016.

86	HUBBELL INCORPORATED - Form 10-K

Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2013, 2014 and 2015

Reserves deducted in the balance sheet from the assets to which they apply (in millions):

	Balance at Beginning of Year	Additions / (Reversals) Charged to Costs and Expenses	Deductions	Acquisitions	Balance at End of Year
Allowances for doubtful accounts receivable:
Year 2013	$3.2	$(0.2)	$(0.9)	$—	$2.1
Year 2014	$2.1	$1.6	$(0.3)	$—	$3.4
Year 2015	$3.4	$2.7	$(1.4)	$—	$4.7
Allowance for credit memos, returns and cash discounts:
Year 2013	$22.9	$208.0	$(199.3)	$—	$31.6
Year 2014	$31.6	$222.4	$(217.3)	$—	$36.7
Year 2015	$36.7	$233.2	$(228.4)	$—	$41.5
Valuation allowance on deferred tax assets:
Year 2013	$26.1	$2.6	$(0.2)	$—	$28.5
Year 2014	$28.5	$4.5	$—	$1.3	$34.3
Year 2015	$34.3	$(12.3)	$—	$—	$22.0

HUBBELL INCORPORATED - Form 10-K	87