Form 10-Q
period 2016-03-31
HUBBELL INC
filed 2016-04-27
CIK 48898

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			☐	☑

The number of shares outstanding of the Hubbell Common Stock as of April 22, 2016 was 55,326,163.

HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2016	2015
Net sales	$834.8	$809.7
Cost of goods sold	574.9	557.9
Gross profit	259.9	251.8
Selling & administrative expenses	158.0	146.8
Operating income	101.9	105.0
Interest expense, net	(9.0)	(7.7)
Other (expense) income, net	(1.3)	(2.6)
Total other expense	(10.3)	(10.3)
Income before income taxes	91.6	94.7
Provision for income taxes	29.6	31.3
Net income	62.0	63.4
Less: Net income attributable to noncontrolling interest	1.1	1.0
Net income attributable to Hubbell	$60.9	$62.4
Earnings per share
Basic	$1.08	$1.07
Diluted	$1.08	$1.07
Cash dividends per common share	$0.63	$0.56
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in millions)	2016	2015
Net income	$62.0	$63.4
Other comprehensive income (loss):
Foreign currency translation adjustments	0.7	(23.8)
Pension and post retirement benefit plans’ prior service costs and net actuarial gains, net of taxes of ($1.1) and ($1.0)	2.0	1.7
Unrealized gain (loss) on investments, net of taxes of ($0.2) and $0.0	0.3	—
Unrealized gain (loss) on cash flow hedges, net of taxes of $0.4 and ($0.2)	(2.3)	0.7
Other comprehensive income (loss)	0.7	(21.4)
Total comprehensive income	62.7	42.0
Less: Comprehensive income attributable to noncontrolling interest	1.1	1.0
Comprehensive income attributable to Hubbell	$61.6	$41.0
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$320.8	$343.5
Short-term investments	11.9	12.2
Accounts receivable, net	503.7	466.6
Inventories, net	559.5	540.0
Other current assets	29.5	25.5
Total Current Assets	1,425.4	1,387.8
Property, Plant, and Equipment, net	430.8	419.7
Other Assets
Investments	54.4	49.5
Goodwill	992.4	928.5
Intangible assets, net	450.8	372.2
Other long-term assets	47.1	51.0
TOTAL ASSETS	$3,400.9	$3,208.7
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$—	$48.2
Accounts payable	292.3	289.5
Accrued salaries, wages and employee benefits	59.0	75.3
Accrued insurance	55.4	50.4
Other accrued liabilities	158.8	139.7
Total Current Liabilities	565.5	603.1
Long-Term Debt	989.5	595.9
Other Non-Current Liabilities	270.2	260.7
TOTAL LIABILITIES	1,825.2	1,459.7
Total Hubbell Shareholders’ Equity	1,566.9	1,740.6
Noncontrolling interest	8.8	8.4
Total Equity	1,575.7	1,749.0
TOTAL LIABILITIES AND EQUITY	$3,400.9	$3,208.7
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in millions)	2016	2015
Cash Flows from Operating Activities
Net income	$62.0	$63.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.7	21.7
Deferred income taxes	0.5	(0.1)
Stock-based compensation	4.6	3.9
Tax benefit on stock-based awards	(1.2)	(1.3)
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(27.1)	(28.8)
Increase in inventories, net	(6.1)	(26.1)
Increase (decrease) in current liabilities	(9.5)	11.8
Changes in other assets and liabilities, net	11.9	—
Contribution to qualified defined benefit pension plans	(0.5)	(20.6)
Other, net	1.1	1.9
Net cash provided by operating activities	58.4	25.8
Cash Flows from Investing Activities
Capital expenditures	(15.3)	(16.3)
Acquisition of businesses, net of cash acquired	(172.2)	(126.8)
Purchases of available-for-sale investments	(3.2)	(3.3)
Proceeds from available-for-sale investments	2.2	0.5
Other, net	0.5	1.2
Net cash used in investing activities	(188.0)	(144.7)
Cash Flows from Financing Activities
Long-term debt borrowings	397.0	—
Payments of short-term debt, net	(48.2)	(1.4)
Payment of dividends	(35.5)	(32.5)
Payment of dividends to noncontrolling interest	(0.7)	(0.6)
Repurchase of common shares	(201.8)	(76.0)
Tax benefit on stock-based awards	1.2	1.3
Debt issuance costs	(3.6)	—
Net cash provided by (used in) financing activities	108.4	(109.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.5)	(12.5)
Decrease in cash and cash equivalents	(22.7)	(240.6)
Cash and cash equivalents
Beginning of period	343.5	653.9
End of period	$320.8	$413.3
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

During the fourth quarter of 2015, the Company identified a misclassification of costs between Cost of goods sold and Selling & administrative expenses that occurred during the first, second and third quarters of 2015,  which has resulted in management revising its previously reported financial results to correct for such misclassification. The impact of the misclassification was to overstate Selling & administrative expenses and understate Cost of goods sold by $0.9 million for the three months ended March 31, 2015.  Accordingly, the originally reported Cost of goods sold of $557.0 million and the originally reported Gross profit of $252.7 million and the originally reported Selling & administrative expenses of $147.7 million for the three months ended March 31, 2015 were revised by $0.9 million in the accompanying Condensed Consolidated Statement of Income. Management has concluded that the misclassifications are immaterial to the previously issued quarterly financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update (ASU 2016-09) relating to the accounting for share-based payments. The new guidance will require all income tax effects of share-based awards to be recognized in the income statement when the awards vest or are settled. It will also increase the amount an employer can withhold to satisfy the employer's statutory income tax withholding obligation and still qualify for the exception to liability classification of the share-based awards and allow companies to elect one of two methods to account for forfeitures of share-based payments The update is effective for fiscal years beginning after December 15, 2016 with early adoption permitted with any adjustments reflected as of the beginning fiscal year of adoption .The Company is currently assessing the impact of adopting this standard on its financial statements.

In February 2016, the FASB issued an Accounting Standards Update (ASU 2016-02) related to the accounting for leases. This guidance will require a lessee to recognize a right-to-use asset and a lease liability for all of their leases, with the exception of those that meet the definition of a short-term lease. The guidance will require a dual approach for lessee accounting under which a lessee will account for a lease as a finance lease or an operating lease. For finance leases, the lessee will recognize interest expense and amortization of the right-of-use asset, and for operating leases the lessee will recognize a straight-line lease expense. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The new standard must be adopted using a modified retrospective transition at the beginning of the earliest comparative period presented. The Company is currently assessing the impact of adopting this standard on its financial statements.

In February 2015, the FASB issued an Accounting Standards Update (ASU 2015-02) amending the current consolidation guidance. The new guidance will impact the determination of whether an entity is a variable interest entity ("VIE") and when a company holds a variable interest in a VIE by introducing specific amendments relating to limited partnerships, outsourced decision makers and service providers, and related parties. The guidance is effective for annual and interim periods beginning after December 2015. ASU 2015-02 was adopted by the Company effective January 1, 2016 and the adoption had no material impact on its financial statements.

HUBBELL INCORPORATED-Form 10-Q    7

Back to Contents

In May 2014, the FASB issued an Accounting Standards Update (ASU 2014-09) related to new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance was proposed to be effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not permitted. On July 9, 2015, the FASB deferred the effective date of the new revenue recognition standard by one year. This means it is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 with earlier application permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. This standard can be applied on either a retrospective or modified prospective approach. The Company is currently assessing the impact of adopting this standard on its financial statements.

NOTE 2 Business Acquisitions

In the first quarter of 2016, the Company acquired all of the outstanding shares of R.W. Lyall & Company, Inc. ("Lyall"), a leader in the design and application of components and assemblies for the natural gas distribution market. Lyall was purchased for $129.2 million, net of cash received, and has been added to the Electrical segment, resulting in the recognition of intangible assets of $69.6 million and goodwill of $47.7 million. The $69.6 million of intangible assets consists primarily of customer relationships and trade names and will be amortized over a weighted average period of approximately 21 years. All of the goodwill is expected to be deductible for tax purposes.

In the first quarter of 2016, the Company acquired all of the issued and outstanding shares of Electric Motion Company, Inc. and all of the membership interests in Elmot Realty Associates, LLC, Elmot Realty Associates II, LLC, and DelRi LLC, collectively referred to as "EMC". EMC is a leading manufacturer of grounding and connector products for the communications, power, and transportation industries and was purchased for $43.0 million, net of cash received, and has been added to the Power segment, resulting in the recognition of intangible assets of $16.5 million and goodwill of $17.0 million. The $16.5 million of intangible assets consists primarily of customer relationships and trade names and will be amortized over a weighted average period of approximately 19 years. None of the goodwill associated with the EMC acquisition is expected to be deductible for tax purposes.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition related to these transactions (in millions):

Tangible assets acquired	$40.1
Intangible assets	86.1
Goodwill	64.7
Net deferred taxes	(6.3)
Other liabilities assumed	(12.4)
TOTAL CASH CONSIDERATION, NET	$172.2

The allocation of purchase price is based on preliminary estimates and assumptions, and is subject to revision based on final information received and other analysis that support the underlying estimates. We expect to complete our purchase accounting within the measurement period for each acquisition.

The Condensed Consolidated Financial Statements include the results of operations of the acquired entities from the date of acquisition. Net sales and earnings related to these acquisitions for the three months ended March 31, 2016 were not significant to the consolidated results. Pro forma information related to these acquisitions has not been included because the impact to the Company’s consolidated results of operations was not material.

HUBBELL INCORPORATED-Form 10-Q    8

Back to Contents

NOTE 3 Segment Information

The Company's reporting segments consist of Electrical and Power. The Electrical segment is comprised of businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, connector and grounding products, light fixtures and controls, as well as other electrical equipment. These products are primarily sold through electrical and industrial distributors, home centers, retail and hardware outlets, lighting showrooms and residential product-oriented internet sites. The Electrical segment is comprised of three business groups, which have been aggregated as they have similar economic characteristics, customers and distribution channels, among other factors. The Power segment primarily serves the electric utility industry and is comprised of a wide variety of electrical distribution, transmission, and substation products with high voltage applications as well as telecommunication products. The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2016	2015	2016	2015	2016	2015
Three Months Ended March 31,
Electrical	$582.7	$569.7	$55.4	$63.4	9.5%	11.1%
Power	252.1	240.0	46.5	41.6	18.4%	17.3%
TOTAL	$834.8	$809.7	$101.9	$105.0	12.2%	13.0%

NOTE 4 Inventories, net

Inventories, net are comprised of the following (in millions):

	March 31, 2016	December 31, 2015
Raw material	$170.7	$167.5
Work-in-process	104.2	99.6
Finished goods	354.3	342.6
	629.2	609.7
Excess of FIFO over LIFO cost basis	(69.7)	(69.7)
TOTAL	$559.5	$540.0

NOTE 5 Goodwill and Intangible Assets, net

Changes in the carrying values of goodwill for the three months ended March 31, 2016, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
BALANCE DECEMBER 31, 2015	$611.2	$317.3	$928.5
Current year acquisitions (Note 2 – Business Acquisitions)	47.7	17.0	64.7
Foreign currency translation and prior year acquisitions	(1.3)	0.5	(0.8)
BALANCE MARCH 31, 2016	$657.6	$334.8	$992.4

In 2016, the Company completed the acquisitions of Lyall and EMC. The Lyall acquisition was added to the Electrical segment, while the EMC acquisition was added to the Power segment. These acquisitions have been accounted for as business combinations and have resulted in the recognition of $64.7 million of goodwill. See Note 2 – Business Acquisitions for additional information.

HUBBELL INCORPORATED-Form 10-Q    9

Back to Contents

The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheet is as follows (in millions):

	March 31, 2016		December 31, 2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$143.5	$(39.6)	$133.8	$(38.0)
Customer/agent relationships and other	408.2	(115.1)	331.2	(108.3)
Total	551.7	(154.7)	465.0	(146.3)
Indefinite-lived:
Tradenames and other	53.8	—	53.5	—
TOTAL	$605.5	$(154.7)	$518.5	$(146.3)

Amortization expense associated with definite-lived intangible assets was $8.2 million and $7.2 million for the three months ended March 31, 2016 and 2015, respectively. Future amortization expense associated with these intangible assets is expected to be $25.0 million for the remainder of 2016, $32.2 million in 2017, $30.7 million in 2018, $28.8 million in 2019, $27.7 million in 2020, and $19.9 million in 2021.

NOTE 6 Other Accrued Liabilities

Other accrued liabilities are comprised of the following (in millions):

	March 31, 2016	December 31, 2015
Customer program incentives	$25.3	$40.7
Accrued income taxes	19.7	2.1
Deferred revenue	15.7	15.0
Other	98.1	81.9
TOTAL	$158.8	$139.7

NOTE 7 Other Non-Current Liabilities

Other non-current liabilities are comprised of the following (in millions):

	March 31, 2016	December 31, 2015
Pensions	$151.3	$150.7
Other postretirement benefits	24.3	24.3
Deferred tax liabilities	43.6	36.1
Other	51.0	49.6
TOTAL	$270.2	$260.7

HUBBELL INCORPORATED-Form 10-Q    10

Back to Contents

NOTE 8 Total Equity

Total equity is comprised of the following (in millions, except per share amounts):

	March 31, 2016	December 31, 2015
Common stock, $.01 par value:
Common Stock-- authorized 200.0 shares; issued and outstanding 55.7 and 57.8 shares	$0.6	$0.6
Additional paid-in capital	—	78.1
Retained earnings	1,789.8	1,886.1
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(138.2)	(140.2)
Cumulative translation adjustment	(84.7)	(85.4)
Unrealized gain on investment, net of tax	0.3	—
Cash flow hedge (loss) gain, net of tax	(0.9)	1.4
Total Accumulated other comprehensive loss	(223.5)	(224.2)
Hubbell shareholders’ equity	1,566.9	1,740.6
Noncontrolling interest	8.8	8.4
TOTAL EQUITY	$1,575.7	$1,749.0

For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against Common Stock par value, Additional paid-in capital, to the extent available, and Retained earnings. The decline in Retained earnings in the first three months of 2016 reflects this accounting treatment.

A summary of the changes in equity for the three months ended March 31, 2016 and 2015 is provided below (in millions):

	Three Months Ended March 31,
	2016			2015
	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity
EQUITY, JANUARY 1	$1,740.6	$8.4	$1,749.0	$1,927.1	$8.6	$1,935.7
Total comprehensive income	61.6	1.1	62.7	41.0	1.0	42.0
Stock-based compensation	4.6	—	4.6	3.7	—	3.7
Income tax windfall from stock-based awards, net	0.8	—	0.8	1.3	—	1.3
Repurchase/surrender of common shares	(205.2)	—	(205.2)	(78.6)	—	(78.6)
Issuance of shares related to directors’ deferred compensation, net	0.1	—	0.1	0.2	—	0.2
Dividends to noncontrolling interest	—	(0.7)	(0.7)	—	(0.6)	(0.6)
Cash dividends declared	(35.6)	—	(35.6)	(32.5)	—	(32.5)
EQUITY, MARCH 31	$1,566.9	$8.8	$1,575.7	$1,862.2	$9.0	$1,871.2

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statement of Comprehensive Income.

HUBBELL INCORPORATED-Form 10-Q    11

Back to Contents

NOTE 9 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the three months ended March 31, 2016 is provided below (in millions):

(debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2015	$1.4	$—	$(140.2)	$(85.4)	$(224.2)
Other comprehensive income (loss) before reclassifications	(1.5)	0.3	—	0.7	(0.5)
Amounts reclassified from accumulated other comprehensive loss	(0.8)	—	2.0	—	1.2
Current period other comprehensive income (loss)	(2.3)	0.3	2.0	0.7	0.7
BALANCE AT MARCH 31, 2016	$(0.9)	$0.3	$(138.2)	$(84.7)	$(223.5)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$0.1	$—		Net sales
	1.0	0.7		Cost of goods sold
	1.1	0.7		Total before tax
	(0.3)	(0.2)		Tax (expense) benefit
	$0.8	$0.5		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.2	$0.2	(a)
Actuarial gains/(losses)	(3.5)	(2.9)	(a)
	(3.3)	(2.7)		Total before tax
	1.3	1.0		Tax benefit (expense)
	$(2.0)	$(1.7)		(Loss) gain net of tax
Losses reclassified into earnings	$(1.2)	$(1.2)		(Loss) gain net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11 - Pension and Other Benefits for additional details).

HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents

NOTE 10 Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Service-based and performance-based restricted stock awards granted by the Company are considered participating securities as these awards contain a non-forfeitable right to dividends.

The following table sets forth the computation of earnings per share for the three months ended March 31, 2016 and 2015 (in millions, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income attributable to Hubbell	$60.9	$62.4
Less: Earnings allocated to participating securities	(0.2)	(0.2)
Net income available to common shareholders	$60.7	$62.2
Denominator:
Average number of common shares outstanding	56.3	58.0
Potential dilutive common shares	0.2	0.3
Average number of diluted shares outstanding	56.5	58.3
Earnings per share:
Basic	$1.08	$1.07
Diluted	$1.08	$1.07

The Company did not have any significant anti-dilutive securities during the three months ended March 31, 2016 and 2015. The calculation of diluted earnings per share for the three months ended March 31, 2016 excludes 24,719 and 32,370 of performance shares granted in December 2014 and December 2015, respectively, that are subject to a performance condition. The calculation of diluted earnings per share for the three months ended March 31, 2015 excludes 28,675 performance shares granted in December 2014 that are subject to a performance condition. These shares are excluded from the calculation of diluted earnings per share because all necessary performance conditions were not satisfied at the end of those reporting periods.

HUBBELL INCORPORATED-Form 10-Q    13

Back to Contents

NOTE 11 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three months ended March 31, 2016 and 2015 (in millions):

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Three Months Ended March 31,
Service cost	$3.5	$4.5	$—	$—
Interest cost	10.5	10.1	0.3	0.3
Expected return on plan assets	(11.0)	(13.2)	—	—
Amortization of prior service cost	—	—	(0.2)	(0.2)
Amortization of actuarial losses/(gains)	3.5	2.9	—	—
NET PERIODIC BENEFIT COST	$6.5	$4.3	$0.1	$0.1

Employer Contributions

Although not required by ERISA and the Internal Revenue Code, the Company may elect to make a voluntary contribution to its qualified domestic defined benefit pension plan in 2016. No contributions were required in the prior year, but the Company made a voluntary contribution to its qualified domestic defined benefit pension plan of $20.0 million in January 2015. The Company anticipates making required contributions of approximately $1.8 million to its foreign pension plans during 2016, of which $0.5 million has been contributed through March 31, 2016.

NOTE 12 Guarantees

The Company records a liability equal to the fair value of guarantees in the Condensed Consolidated Balance Sheet in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of March 31, 2016 and December 31, 2015, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the three months ended March 31, 2016 are set forth below (in millions):

	2016	2015
BALANCE AT JANUARY 1,	$13.2	$13.7
Provision	3.5	2.6
Expenditures/other	(2.5)	(2.8)
BALANCE AT MARCH 31,	$14.2	$13.5

HUBBELL INCORPORATED-Form 10-Q    14

Back to Contents

NOTE 13 Fair Value Measurement

Investments

At March 31, 2016 and December 31, 2015, the Company had $56.6 million and $52.0 million, respectively, of available-for-sale securities. At March 31, 2016 our available-for-sale securities consisted of $51.7 million of municipal bonds classified in Level 2 of the fair value hierarchy as well as $4.9 million of redeemable preferred stock classified in Level 3 of the fair value hierarchy. At December 31, 2015 our available-for-sale securities consisted of $47.4 million of municipal bonds classified in Level 2 of the fair value hierarchy, as well as $4.6 million of redeemable preferred stock classified in Level 3 of the fair value hierarchy. The Company also had $9.7 million of trading securities at March 31, 2016 and at December 31, 2015 that are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

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

Level 3 – Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions.

HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at March 31, 2016 and December 31, 2015 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
March 31, 2016
Money market funds(a)	$168.7	$—	$—	$168.7
Available for sale investments	—	51.7	4.9	56.6
Trading securities	9.7	—	—	9.7
Deferred compensation plan liabilities	(9.7)	—	—	(9.7)
Derivatives:
Forward exchange contracts-Assets	—	0.4	—	0.4
Forward exchange contracts-(Liabilities)	—	(1.1)	—	(1.1)
Total	$168.7	$51.0	$4.9	$224.6

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
December 31, 2015
Money market funds(a)	$210.9	$—	$—	$210.9
Available for sale investments	—	47.4	4.6	52.0
Trading securities	9.7	—	—	9.7
Deferred compensation plan liabilities	(9.7)	—	—	(9.7)
Derivatives:
Forward exchange contracts-Assets	—	2.5	—	2.5
Forward exchange contracts-(Liabilities)	—	(0.1)	—	(0.1)
Total	$210.9	$49.8	$4.6	$265.3
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

Available-for-sale redeemable preferred stock classified in classified in Level 3 – The fair value of the available-for-sale investment in redeemable preferred stock is valued based on a discounted cash flow model, using significant unobservable inputs, including expected cash flows and the discount rate.

During the three months ended March 31, 2016 there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. There were also no transfers in or out of Level 3 during that period.

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During the three months ended March 31, 2016 and 2015, the Company purchased $0.9 million and $0.8 million, respectively, of trading securities related to these deferred compensation plans. As a result of participant distributions, the Company sold $1.1 million of these trading securities during the three months ended March 31, 2016 and $0.2 million March 31, 2015. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

HUBBELL INCORPORATED-Form 10-Q    16

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

The fair values of derivative instruments in the Condensed Consolidated Balance Sheet are as follows (in millions):

	Assets			Liabilities
	Fair Value
Derivatives designated as hedges (Assets)	Balance Sheet Location	March 31, 2016	December 31, 2015	Balance Sheet Location	March 31, 2016	December 31, 2015
Forward exchange contracts designated as cash flow hedges	Other current assets	$0.4	$2.5	Other Current Liabilities	$1.1	$—

Forward exchange contracts

In 2016 and 2015, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge exposure to fluctuating rates of exchange for both anticipated inventory purchases and forecasted sales by its subsidiaries who transact business in Canada. As of March 31, 2016, the Company had 48 individual forward exchange contracts for an aggregate notional amount of $52.4 million, having various expiration dates through September 2017. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

The following table summarizes the results of cash flow hedging relationships for the three months ended March 31, 2016 and 2015 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings (Effective Portion)
Derivative Instrument	2016	2015	(Effective Portion)	2016	2015
Forward exchange contract	$(1.5)	$1.2	Cost of goods sold	$0.8	$0.7

Hedge ineffectiveness was immaterial with respect to the forward exchange cash flow hedges during the three months ended March 31, 2016 and 2015.

HUBBELL INCORPORATED-Form 10-Q    17

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

On October 16, 2015, Norfolk County Retirement System, a purported former holder of the Company’s Class B common stock, filed a complaint in the United States District Court for the District of Connecticut challenging the Reclassification of the Company’s dual-class common stock into a single class of common stock. The complaint was captioned Norfolk County Retirement System v. Cardoso, et al., No. 3:15-cv-01507-AWT. The plaintiff asserted claims against the Company’s Board of Directors, Bessemer Trust Co., N.A. (“Bessemer”), as Trustee for the Trusts, and the Company. The plaintiff claimed, among other things, that the Company and its Board of Directors had violated the Company’s certificate of incorporation by agreeing to make a payment to the holders of Class A common stock in connection with the Reclassification, and that the Board of Directors had violated its fiduciary duties by structuring the Reclassification in a supposedly coercive way and by allegedly making materially misleading disclosures to shareholders. The plaintiff also claimed, among other things, that Bessemer had aided and abetted the Board of Director’s purported violation of the certificate of incorporation and breach of fiduciary duties. As relief, the plaintiff demanded an injunction against the shareholder vote on the Reclassification, damages, an award of costs and attorneys’ fees, and other relief. At the same time as filing its complaint, the plaintiff sent a derivative demand letter to the Board of Directors, making similar allegations of wrongdoing, and demanding, among other things, that the Company file suit against the Board and Bessemer to recover damages supposedly sustained by the Company.

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

HUBBELL INCORPORATED-Form 10-Q    18

Back to Contents

NOTE 15 Restructuring Costs and Other

In the first three months of 2016, we incurred costs for restructuring actions initiated in 2016 as well as costs involving restructuring actions initiated in the prior year. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions and the sale or exit of business units we determine non-strategic.

Pre-tax restructuring costs incurred in each of our segments and the location of the costs in the Condensed Consolidated Statement of Income for the three months ended March 31, 2016 and 2015 is as follows (in millions):

Three Months Ended March 31, 2016	Cost of goods sold	Selling & administrative expense	Total
Electrical Segment	$1.8	$3.7	$5.5
Power Segment	—	0.3	0.3
Total Pre Tax Restructuring Costs	$1.8	$4.0	$5.8

Three Months Ended March 31, 2015	Cost of goods sold	Selling & administrative expense	Total
Electrical Segment	$1.9	$0.1	$2.0
Power Segment	0.7	—	0.7
Total Pre Tax Restructuring Costs	$2.6	$0.1	$2.7

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/16	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 3/31/2016
2016 Restructuring Actions
Severance	$—	$3.2	$(0.2)	$3.0
Asset write-downs	—	2.0	(2.0)	—
Facility closure and other costs	—	0.2	—	0.2
Total 2016 Restructuring Actions	$—	$5.4	$(2.2)	$3.2
2015 and Prior Restructuring Actions
Severance	$7.5	$0.2	$(2.2)	$5.5
Asset write-downs	—	—	—	—
Facility closure and other costs	0.4	0.2	(0.3)	0.3
Total 2015 and Prior Restructuring Actions	$7.9	$0.4	$(2.5)	$5.8
Total Restructuring Actions	$7.9	$5.8	$(4.7)	$9.0

HUBBELL INCORPORATED-Form 10-Q    19

Back to Contents

The actual costs incurred and total expected cost of our restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2015	Costs incurred during first three months of 2016	Remaining costs at 3/31/2016
2016 Restructuring Actions
Electrical Segment	$10.6	$—	$5.1	$5.5
Power Segment	0.7	—	0.3	0.4
Total 2016 Restructuring Actions	11.3	—	5.4	5.9
2015 Restructuring Actions
Electrical Segment	20.8	17.3	0.4	3.1
Power Segment	1.9	1.9	—	—
Total 2015 Restructuring Actions	22.7	19.2	0.4	3.1
Total Restructuring Actions	$34.0	$19.2	$5.8	$9.0

NOTE 16 Long Term Debt and Financing Arrangements

Long-term debt consists of the following (in millions):

	Maturity	March 31, 2016	December 31, 2015
Senior notes at 5.95%	2018	$298.9	$298.8
Senior notes at 3.625%	2022	297.2	297.1
Senior notes at 3.35%	2026	393.4	—
TOTAL LONG TERM DEBT (a)		$989.5	$595.9
(a) Debt is presented net of debt issuance costs and unamortized discounts.

In March 2016, the Company completed a public debt offering of $400 million of long-term unsecured, unsubordinated notes maturing in March 2026 and bearing interest at a fixed rate of 3.35% (the "2026 Notes"). Net proceeds from the issuance were $393.4 million after deducting the discount on the notes and offering expenses paid by the Company. The 2026 Notes are fixed rate indebtedness, are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default (including as a result of the Company's failure to meet certain non-financial covenants) under the indenture governing the 2026 Notes, as modified by the supplemental indenture creating such notes, or upon a change in control event as defined in such indenture. The Company was in compliance with all non-financial covenants under the indenture as of March 31, 2016.

As of March 31, 2016 and December 31, 2015, the estimated fair value of the long-term debt was $1,041.1 million and $630.5 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

At December 31, 2015, the Company had $48.2 million of short-term debt outstanding which consisted primarily of commercial paper. The Company had no short-term debt outstanding at March 31, 2016.

On December 16, 2015 the Company entered into a five-year revolving credit agreement (the "Credit Agreement") with a syndicate of lenders that provides a $750 million committed revolving credit facility. The revolving credit facility serves as a backup to the Company's commercial paper program. The single financial covenant in the Credit Agreement, which the Company was in compliance with at March 31, 2016, requires that total debt not exceed 55% of total capitalization as of the last day of each fiscal quarter of the Company. At March 31, 2016 and December 31, 2015 the revolving credit facility had not been drawn against.

HUBBELL INCORPORATED-Form 10-Q    20

Back to Contents

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the United Kingdom, Brazil, Australia, and Ireland. The Company also participates in joint ventures in Taiwan and Hong Kong, and maintains offices in Ireland, Singapore, China, India, Mexico, South Korea and certain countries in the Middle East. The Company employs approximately 16,900 individuals worldwide.

The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for the three months ended March 31, 2016 are included under “Segment Results” within this Management Discussion and Analysis.

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

HUBBELL INCORPORATED-Form 10-Q    21

Back to Contents

Trading in the Class A common stock and Class B common stock ceased after markets closed on December 23, 2015 and trading in the Company's single class of Common Stock commenced on the New York Stock Exchange on December 24, 2015, under the ticker "HUBB". The aggregate amount of the Class A Cash Consideration paid in connection with, and at the time of, the Reclassification was $200.7 million. The Company has accounted for the Reclassification by adjusting the Company’s capital stock accounts. The par value of the Class A common stock and the Class B common stock has been reclassified to Common Stock par value. Paid-in capital of the Class A Common Stock was zero at the time of the Reclassification and, therefore, the full amount of the Class A Cash Consideration paid in the Reclassification has been applied as a reduction to retained earnings.

Additional information about the Reclassification is included in the Company’s current reports on Form 8-K filed on August 24, 2015 and December 23, 2015 and the Company's registration statement on Form S-4 (File No. 333-206898), initially filed with the SEC on September 11, 2015 and declared effective on November 23, 2015.

Results of Operations – First Quarter of 2016 compared to the First Quarter of 2015

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended March 31,
	2016	% of Net sales	2015	% of Net sales
Net sales	$834.8		$809.7
Cost of goods sold	574.9	68.9%	557.9	68.9%
Gross profit	259.9	31.1%	251.8	31.1%
Selling & administrative ("S&A") expense	158.0	18.9%	146.8	18.1%
Operating income	101.9	12.2%	105.0	13.0%
Net income attributable to Hubbell	60.9	7.3%	62.4	7.7%
Earnings per share - diluted	$1.08		$1.07

Our consolidated results of operations in the first quarter of 2016 and 2015 include what we refer to as "Restructuring and Related Costs". Restructuring actions support our cost reduction efforts involving the consolidation of manufacturing and distribution facilities, as well as workforce reductions and the sale or exit of business units we determine to be non-strategic. Restructuring-related costs are costs associated with our business transformation initiatives, including the consolidation of back-office functions and streamlining our processes.

We believe certain non-GAAP measures that exclude the impact of Restructuring and Related Costs may provide investors with useful information regarding our underlying performance from period to period and allow investors to assess the impact of the Company's restructuring and related activities and business transformation initiatives on the results of operations. Adjusted gross profit, adjusted selling & administrative ("S&A") expense, adjusted operating income, adjusted net income, adjusted operating margin, and adjusted earnings per diluted share exclude Restructuring and Related Costs. Management uses these non-GAAP measures when assessing the performance of the business.

The following table reconciles our restructuring costs to our Restructuring and Related Costs for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015
	Cost of goods sold		S&A expense		Total
Restructuring costs (See Note 15 - Restructuring Costs)	$1.8	$2.6	$4.0	$0.1	$5.8	$2.7
Restructuring related costs	0.4	1.3	0.5	0.4	0.9	1.7
Restructuring and related costs (non-GAAP measure)	$2.2	$3.9	$4.5	$0.5	$6.7	$4.4

Of the $6.7 million of Restructuring and Related Costs incurred in the first quarter of 2016, $6.3 million is recorded in the Electrical segment and $0.4 million is recorded in the Power segment. Of the $4.4 million of Restructuring and Related Costs incurred in the first quarter of 2015, $3.2 million is recorded in the Electrical segment and $1.2 million is recorded in the Power segment.

We expect that our full year diluted earnings per share in 2016 could include approximately $0.35 of Restructuring and Related Costs. Our full year expectation includes the impact of actions that have been initiated through March 31, 2016 as well as actions we expect to initiate in the remainder of 2016, as we continue to evaluate actions and pursue those that meet our required targets for returns and payback.

HUBBELL INCORPORATED-Form 10-Q    22

Back to Contents

The following table reconciles our non-GAAP financial measures to the directly comparable GAAP financial measures (in millions, except per share amounts):

	Three Months Ended March 31,
	2016	% of Net sales	2015	% of Net sales
Gross profit (GAAP measure)	$259.9	31.1%	$251.8	31.1%
Restructuring and related costs	2.2		3.9
Adjusted gross profit	$262.1	31.4%	$255.7	31.6%

S&A expenses (GAAP measure)	$158.0	18.9%	$146.8	18.1%
Restructuring and related costs	4.5		0.5
Adjusted S&A expenses	$153.5	18.4%	$146.3	18.1%

Operating income (GAAP measure)	$101.9	12.2%	$105.0	13.0%
Restructuring and related costs	6.7		4.4
Adjusted operating income	$108.6	13.0%	$109.4	13.5%

Net income attributable to Hubbell (GAAP measure)	$60.9		$62.4
Restructuring and related costs, net of tax	4.5		3.0
Adjusted net income attributable to Hubbell	$65.4		$65.4
Less: Earnings allocated to participating securities	(0.2)		(0.2)
Adj. net income available to common shareholders	$65.2		$65.2
Average number of diluted shares outstanding	56.5		58.3
ADJUSTED EARNINGS PER SHARE - DILUTED	$1.16		$1.12

Net Sales

Net sales of $834.8 million for the first quarter of 2016 increased three percent compared to the first quarter of 2015 due to the contribution of net sales from acquisitions and higher organic volume, partially offset by the impact of foreign currency translation. Acquisitions added three percentage points to net sales, organic volume added two percentage points and foreign currency translation reduced net sales by two percentage points.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold was 68.9% in the first quarter of 2016 and in the first quarter of 2015. The percentage increased quarter over quarter primarily due to unfavorable business and product mix and foreign currency headwinds. The quarter over quarter increase from those items was offset primarily by realized savings from our restructuring and related actions and lower Restructuring and Related Costs in the first quarter of 2016.

Gross Profit

The gross profit margin was 31.1% in the first quarter of 2016 and in the first quarter of 2015. Restructuring and Related Costs in Cost of goods sold in 2016 were $1.7 million lower as compared to 2015. Excluding Restructuring and Related Costs, the adjusted gross profit margin was 31.4% in the first quarter of 2016 as compared to 31.6% in the first quarter of 2015. The decrease in the adjusted gross profit margin is primarily due to unfavorable business and product mix and foreign currency headwinds, partially offset by realized savings from our restructuring and related actions.

Selling & Administrative Expenses

S&A expense in the first quarter of 2016 was $158.0 million compared to $146.8 million in the first quarter of 2015. As a percentage of net sales, S&A expense increased to 18.9% in the first quarter of 2016 compared to 18.1% in the first quarter of 2015. Excluding Restructuring and Related Costs, adjusted S&A expense as a percentage of net sales increased to 18.4% in the first quarter of 2016 compared to 18.1% in the first quarter of 2015. The increase in adjusted S&A expense as a percentage of net sales is primarily due to acquired businesses with relatively higher S&A as a proportion of net sales in the near-term post-acquisition.

HUBBELL INCORPORATED-Form 10-Q    23

Back to Contents

Total Other Expense

Total other expense was $10.3 million in the first quarter of 2016 and in the first quarter of 2015. Interest expense increased in the first quarter of 2016 as a result of the $400 million debt offering we completed in March 2016 and was offset by lower foreign currency transaction losses in the first quarter of 2016 as compared to the same period of the prior year.

Income Taxes

The effective tax rate in the first quarter of 2016 decreased to 32.3% from 33.1% in the first quarter of 2015 primarily due to the permanent enactment of the research and development tax credit in December 2015.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell was $60.9 million the first quarter of 2016 and decreased two percent as compared to the first quarter of 2015. Earnings per diluted share in the first quarter of 2016 were $1.08 and increased one percent as compared to the first quarter of 2015. Excluding Restructuring and Related Costs, adjusted net income attributable to Hubbell was $65.4 million in the first quarter of 2016 and also in the first quarter of 2015. Adjusted earnings per diluted share in the first quarter of 2016 of $1.16 increased four percent as compared to the first quarter of 2015 due primarily to the impact of a lower average number of diluted shares outstanding in the first quarter of 2016 and a decline in the effective tax rate. The average number of diluted shares outstanding declined by 1.8 million as compared to the same period of the prior year.

Segment Results

ELECTRICAL

	Three Months Ended March 31,
(In millions)	2016	2015
Net sales	$582.7	$569.7
Operating income	$55.4	$63.4
Restructuring and related costs	6.3	3.2
Adjusted operating income	$61.7	$66.6
Operating margin	9.5%	11.1%
Adjusted operating margin	10.6%	11.7%

Net sales in the Electrical segment in the first quarter of 2016 were $582.7 million, up two percent as compared to the first quarter of 2015 due to net sales from completed acquisitions and higher organic volume, partially offset by headwinds from foreign currency translation and pricing. Net sales were three percentage points higher due to the contribution of our acquisitions, organic volume added one percentage point to net sales and foreign currency translation reduced net sales by two percentage points.

Within the segment, net sales of lighting products increased ten percent in the first quarter of 2016 compared to the first quarter of 2015, while net sales of our other electrical systems products declined two percent in the same period. Growth in net sales of lighting products was led by higher sales of our residential lighting products which increased by nineteen percent. Sales of our commercial and industrial products into the non-residential market were also strong, increasing by seven percent quarter over quarter. The decline in net sales of our other electrical systems products is primarily due to a four percentage point decline in organic volume and three percentage points of unfavorable foreign currency translation, partially offset by five percent net sales growth from completed acquisitions. The decline in organic net sales volume is primarily due to lower net sales of products in the industrial and energy-related markets, primarily our Harsh and Hazardous products, partially offset by net sales growth in construction-related businesses.

Operating income in the Electrical segment for the first quarter of 2016 was $55.4 million and decreased 13% percent compared to the first quarter of 2015. Operating margin in the first quarter of 2016 decreased by 160 basis points to 9.5% as compared to the same period of 2015. Excluding Restructuring and Related Costs, the adjusted operating margin decreased by 110 basis points to 10.6%. The decrease in the adjusted operating margin is primarily due to the unfavorable net impact of price, cost and productivity, including additional investments in our business in 2016, unfavorable product and business mix, and foreign exchange headwinds. Those unfavorable impacts were partially offset by realized savings from our restructuring and related actions as well as a benefit from a charge in the first quarter of 2015 that did not repeat.

HUBBELL INCORPORATED-Form 10-Q    24

Back to Contents

POWER

	Three Months Ended March 31,
(In millions)	2016	2015
Net sales	$252.1	$240.0
Operating income	$46.5	$41.6
Restructuring and related costs	0.4	1.2
Adjusted operating income	$46.9	$42.8
Operating margin	18.4%	17.3%
Adjusted operating margin	18.6%	17.8%

Net sales in the Power segment in the first quarter of 2016 were $252.1 million, up five percent as compared to the first quarter of 2015 due to higher organic volume and the net sales contribution from completed acquisitions, partially offset by unfavorable foreign currency translation. Net sales increased by four percentage points due to organic volume and completed acquisitions added two percentage points, offset by one percentage point of headwind from foreign currency translation. The increase in organic volume was primarily due to higher sales of telecommunication products.

Operating income in the Power segment increased twelve percent to $46.5 million in the first quarter of 2016 compared to the first quarter of 2015. Operating margin in the first quarter of 2016 increased by 110 basis points to 18.4% as compared to the same period of 2015. Excluding Restructuring and Related Costs, the adjusted operating margin increased by 80 basis points to 18.6% in the first quarter of 2016. The increase in the adjusted operating margin is primarily due to higher volume and the favorable net impact of price, cost and productivity, including additional investments in our business in 2016, partially offset by foreign exchange headwinds and our acquisitions, which reduced operating margin by approximately 30 basis points.

Outlook

2016

In 2016 we expect our end markets in aggregate to be flat, with low to mid single digit growth in the construction-related nonresidential and residential markets, and modest growth of one to two percent in the electrical transmission and distribution market. We expect growth in those markets to be offset by an anticipated decline in oil and gas markets, which we project may decline by approximately fifteen to twenty-percent, and industrial markets that are flat-to-down by approximately two percent.

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

Finally, with our strong financial position and cash flows provided by operating activities, we expect to continue to enhance shareholder value in 2016 through capital deployment. Our estimate of 2016 earnings per diluted share includes the impact of share repurchases and as of April 26, 2016, we have completed the repurchase of $250 million of Common Stock pursuant to our previously announced plan. In the first quarter of 2016 we invested $172.2 million in acquisitions and we continue to assess opportunities to expand sales through acquisitions of businesses that fill product line gaps or allow for expansion into new markets. We expect free cash flow (defined as cash flows from operating activities less capital expenditures) to be at least 90% of net income in 2016.

HUBBELL INCORPORATED-Form 10-Q    25

Back to Contents

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Three Months Ended March 31,
(In millions)	2016	2015
Net cash provided by (used in):
Operating activities	$58.4	$25.8
Investing activities	(188.0)	(144.7)
Financing activities	108.4	(109.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.5)	(12.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(22.7)	$(240.6)

Cash provided by operating activities for the three months ended March 31, 2016 increased as compared to the same period in 2015 primarily due to a $20 million voluntary contribution the Company made to its qualified domestic defined benefit pension plan in the first three months of 2015. There were no contributions to the qualified domestic defined benefit pension plan in the three months ended March 31, 2016.

Cash used for investing activities increased to $188.0 million in the three months ended March 31, 2016 compared to cash used of $144.7 million during the comparable period in 2015 and reflects increased cash used for acquisitions.

Cash provided by financing activities was $108.4 million in the three months ended March 31, 2016 as compared to cash used of $109.2 million during the comparable period of 2015. The change in cash flows from financing activities reflects $393.4 million of net proceeds from the $400 million public note offering the Company completed in March 2016, partially offset by a $125.8 million increase in cash used for the repurchase of Common Stock and a $46.8 million increase in cash used to settle short-term borrowings.

The unfavorable impact of foreign currency exchange rates on cash was $1.5 million in the three months ended March 31, 2016 and is $11.0 million less than the comparable period of the prior year primarily related to a stronger Canadian dollar, Euro, and Australian dollar versus the U.S. dollar in the three months ended March 31, 2016.

Investments in the Business

Investments in our business include cash outlays for the acquisition of businesses as well as expenditures to support our restructuring and related activities and to maintain the operation of our equipment and facilities.

During the first three months of 2016, the Company completed two acquisitions for an aggregate purchase price of $172.2 million, net of cash received. In January 2016, the Company acquired all of the issued and outstanding shares of capital stock of R.W. Lyall & Company, Inc. ("Lyall"), a leader in the design and application of components and assemblies for the natural gas distribution market for a cash purchase price of approximately $129.2 million. Lyall has been added to the Electrical segment. In February 2016, the Company acquired all of the issued and outstanding shares of Electric Motion Company, Inc. and all of the membership interests in Elmot Realty Associates, LLC, Elmot Realty Associates II, LLC, and DelRi LLC, collectively referred to as "EMC", a manufacturer of grounding and connector products for the communication, power, and transportation industries for approximately $43.0 million. EMC has been added to the Power segment. The Company continues to assess opportunities to expand sales through acquisitions of businesses that fill product gaps or allow for expansion into new markets. See also Note 2 - Business Acquisitions in the Notes to Condensed Consolidated Financial Statements.

Beginning in the fourth quarter of 2014 and continuing through the first quarter of 2016 we have initiated certain restructuring actions, primarily in response to weakness in our end markets and to optimize our cost structure. As a result of those restructuring actions we exited twelve facilities in 2015 and expect to exit additional facilities in 2016 and 2017.

Costs relating to restructuring actions primarily include severance and employee benefits, facility exit costs and asset impairment charges. With the exception of asset impairment charges, these costs are predominantly settled in cash and will be funded by our operating activities.

The table below presents the cost incurred in the first three months of 2016, additional expected costs and expected completion date for restructuring actions initiated in 2015 and separately for those initiated in the first three months of 2016 (in millions):

HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents

	Costs Incurred in the three months ended March 31, 2016	Additional Expected Costs	Expected Completion Date
2016 Restructuring Actions	$5.4	$5.9	2017
2015 Restructuring Actions	0.4	3.1	2016
Total	$5.8	$9.0

During the first three months of 2016, we used cash of $15.3 million for capital expenditures, an increase of $1.0 million from the comparable period of 2015.

Stock Repurchase Program

At December 31, 2015, we had total remaining share repurchase authorization of $391.4 million. In the three months ended March 31, 2016, the Company repurchased shares for an aggregate purchase price of $202.5 million bringing our remaining share repurchase authorization to $188.9 million. In April 2016, we repurchased additional shares for an aggregate purchase price of $35.3 million bringing our remaining share authorization, as of April 26, 2016 to $153.6 million. As a result, we have completed the repurchase of $250 million of Common Stock pursuant to our previously announced plan. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At March 31, 2016 and December 31, 2015, the Company had $989.5 million and $595.9 million, respectively, of long-term unsecured, unsubordinated notes, net of unamortized discount and the unamortized balance of capitalized debt issuance costs. At December 31, 2015, the Company had long-term unsecured, unsubordinated notes in principal amounts of $300 million due in 2018 and $300 million due in 2022. In March 2016, the Company completed a public debt offering of $400 million of long-term, unsecured, unsubordinated notes maturing in March 2026 and bearing interest at a fixed rate of 3.35%. Net proceeds from the issuance were $393.4 million after deducting the discount on the notes and offering expenses paid by the Company. The Company's long-term unsecured, unsubordinated notes are fixed rate indebtedness, are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default (including as a result of the Company's failure to meet certain non-financial covenants) under the indenture governing the notes, as modified by the supplemental indentures creating such notes, or upon a change in control event as defined in such indenture. The Company was in compliance with all non-financial covenants as of March 31, 2016.

At March 31, 2016 the Company had no short-term debt outstanding and at December 31, 2015, outstanding short-term debt was $48.2 million. Short-term debt at December 31, 2015 included $48.0 million of commercial paper borrowings and also included outstanding borrowings of 1.3 million Chinese renminbi (equivalent to $0.2 million) under existing lines of credit used to support the Company's operations in China. The Company also has a credit agreement for a 5.0 million Brazilian reais line of credit to support its Brazilian operations. The line of credit expires in October 2016; however, an undrawn balance is subject to an annual review by the lender. At March 31, 2016 and December 31, 2015, there were no borrowings outstanding under this line of credit.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	March 31, 2016	December 31, 2015
Total Debt	$989.5	$644.1
Total Hubbell Shareholders’ Equity	1,566.9	1,740.6
TOTAL CAPITAL	$2,556.4	$2,384.7
Total Debt to Total Capital	39%	27%
Cash and Investments	387.1	405.2
NET DEBT	$602.4	$238.9
Net Debt to Total Capital	24%	10%

HUBBELL INCORPORATED-Form 10-Q    27

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

In the first three months of 2016, we invested in acquisitions completed in the first quarter and also returned capital to our shareholders through share repurchases and shareholder dividends. These activities were funded primarily with the proceeds of our $400 million public debt offering completed on March 1, 2016 and cash flows from operations.

◦
In the first quarter of 2016 we invested an aggregate of $172.2 million in acquisitions. We completed the acquisition of Lyall for an aggregate purchase price of $129.2 million and EMC for an aggregate purchase price of $43.0 million. Further discussion of the Lyall and EMC acquisitions can be found in Note 2 — Business Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

◦
In the three months ended March 31, 2016, we repurchased shares for an aggregate purchase price of $202.5 million, of which $201.8 million was cash settled as of March 31, 2016 under customary settlement terms. In April 2016, we repurchased additional shares and as of April 26, 2016, we have completed the repurchase of $250 million of Common Stock pursuant to our previously announced plan. Shareholder dividends paid in the three months ended March 31, 2016 were $35.5 million.

We also require cash outlays to fund our operations, our capital expenditures, and an increase in working capital that would be required to accommodate a higher level of business activity for the foreseeable future, as well as our rate of cash dividends and potential future acquisitions in 2016. We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2015. Since December 31, 2015, there were no material changes to our contractual obligations.

Our sources of funds and available resources to meet these funding needs are as follows.

◦
Cash flows from operations and existing cash resources: We continue to target free cash flow (defined as cash flows from operations less capital expenditures) of approximately 90% of net income in 2016. We also have $320.8 million of cash and cash equivalents at March 31, 2016, of which approximately five percent was held inside of the United States and the remainder held internationally.

◦
We have the ability to issue commercial paper for general corporate purposes and our $750 million revolving credit facility, which expires in December 2020, serves as a backup to our commercial paper program. We maintain investment grade credit ratings from the major U.S. rating agencies.

On December 16, 2015 the Company entered into a five-year revolving credit agreement (the "Credit Agreement") with a syndicate of lenders that provides a $750 million committed revolving credit facility, and replaces the $500 million five-year credit agreement dated as of October 20, 2011 that was scheduled to expire in October 2016. Commitments under the Credit Agreement may be increased to an aggregate amount not to exceed $1.250 billion. The interest rate applicable to borrowing under the Credit Agreement is generally either the adjusted LIBOR plus an applicable margin (determined by reference to a ratings based grid) or the alternate base rate. The single financial covenant in the Credit Agreement, which the Company was in compliance with at March 31, 2016, requires that total debt not exceed 55% of total capitalization as of the last day of each fiscal quarter of the Company. Annual commitment fees to support availability under the credit facility are not material. Although not the principal source of liquidity, we believe our credit facility is capable of providing significant financing flexibility at reasonable rates of interest. However, in the event of a significant deterioration in the results of our operations or cash flows, leading to deterioration in financial condition, our borrowing costs could increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements. As of March 31, 2016 the credit facility had not been drawn against.

◦
In addition to our commercial paper program and existing revolving credit facility we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position we believe that we would be able to obtain additional long-term debt financing on attractive terms.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities,

HUBBELL INCORPORATED-Form 10-Q    28

Back to Contents

revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first three months of 2016, there were no significant changes in our estimates and critical accounting policies.

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our expected capital resources, liquidity, financial performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding restructuring plans and expected associated costs and benefits, expected future financial performance, or improvement in operating results, anticipated changes in tax rates, anticipated market conditions, potential future acquisitions, and productivity initiatives are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

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

HUBBELL INCORPORATED-Form 10-Q    29

Back to Contents

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the first three months of 2016. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED-Form 10-Q    30

Back to Contents

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 21, 2014, our Board of Directors approved a share repurchase program that authorized the repurchase of up to $300 million shares of Common Stock (the “October 2014” program”). On August 23, 2015, our Board of Directors approved a second share repurchase program that authorized the repurchase of up to $250 million additional shares of Common Stock (the “August 2015” program).  As of December 31, 2015, we had $141.4 million of remaining share repurchase authorization under the October 2014 program and $250 million of remaining share repurchase authorization under the August 2015 program, for a total remaining share repurchase authorization of $391.4 million. In the three months ended March 31, 2016, the Company repurchased shares for an aggregate purchase price of $202.5 million. As a result, our share repurchase authorization under the October 2014 program has been fully utilized and, as of March 31, 2016, our remaining share repurchase authorization under the August 2015 program was $188.9 million. Additional shares were repurchased in April 2016 and, as of April 26, 2016, we have completed the repurchase of $250 million of Common Stock pursuant to our previously announced plan. The August 2015 program expires in October 2017.

	Total Number of Shares of Common Stock Purchased	Average Price Paid per share of Common Stock	Approximate Value of Shares that May Yet Be Purchased Under the Programs
Period	(000’s)	Share	(in millions)
BALANCE AS OF DECEMBER 31, 2015			$391.4
January 2016	688	$91.31	$328.6
February 2016	775	$92.57	$256.9
March 2016	669	$101.67	$188.9
TOTAL FOR THE QUARTER ENDED MARCH 31, 2016	2,132	$95.02

HUBBELL INCORPORATED-Form 10-Q    31

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
4.1	Third Supplemental Indenture, dated as of March 1, 2016 between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (formerly known as JP Morgan Chase, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank)), as trustee.	8-K	001-02958	4.2	March 1, 2016
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    32

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2016

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Joseph A. Capozzoli
	William R. Sperry		Joseph A. Capozzoli
	Senior Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)

HUBBELL INCORPORATED-Form 10-Q    33