Form 10-Q
period 2016-06-30
HUBBELL INC
filed 2016-07-27
CIK 48898

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			☐	☑

The number of shares outstanding of the Hubbell Common Stock as of July 22, 2016 was 55,333,566.

HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2016	2015	2016	2015
Net sales	$908.8	$874.0	$1,743.6	$1,683.7
Cost of goods sold	615.3	590.9	1,190.2	1,148.8
Gross profit	293.5	283.1	553.4	534.9
Selling & administrative expenses	161.4	156.4	319.4	303.2
Operating income	132.1	126.7	234.0	231.7
Interest expense, net	(11.3)	(7.4)	(20.3)	(15.1)
Other (expense) income, net	(4.0)	(1.3)	(5.3)	(3.8)
Total other expense	(15.3)	(8.7)	(25.6)	(18.9)
Income before income taxes	116.8	118.0	208.4	212.8
Provision for income taxes	34.8	36.7	64.4	68.1
Net income	82.0	81.3	144.0	144.7
Less: Net income attributable to noncontrolling interest	1.0	1.2	2.1	2.2
Net income attributable to Hubbell	$81.0	$80.1	$141.9	$142.5
Earnings per share
Basic	$1.46	$1.39	$2.54	$2.46
Diluted	$1.45	$1.37	$2.53	$2.44
Cash dividends per common share	$0.63	$0.56	$1.26	$1.12
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,
(in millions)	2016	2015
Net income	$82.0	$81.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(13.8)	13.6
Pension and post retirement benefit plans’ prior service costs and net actuarial gains, net of taxes of ($1.2) and ($0.9)	2.1	1.8
Unrealized gain (loss) on investments, net of taxes of ($0.1) and $0.0	0.2	(0.1)
Unrealized gain (loss) on cash flow hedges, net of taxes of $0.0 and $0.2	(0.2)	(0.7)
Other comprehensive income (loss)	(11.7)	14.6
Total comprehensive income	70.3	95.9
Less: Comprehensive income attributable to noncontrolling interest	1.0	1.2
Comprehensive income attributable to Hubbell	$69.3	$94.7
See notes to unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
(in millions)	2016	2015
Net income	$144.0	$144.7
Other comprehensive income (loss):
Foreign currency translation adjustments	(13.1)	(10.2)
Pension and post retirement benefit plans’ prior service costs and net actuarial gains, net of taxes of ($2.5) and ($1.9)	4.1	3.5
Unrealized gain (loss) on investments, net of taxes of ($0.3) and $0.0	0.5	(0.1)
Unrealized gain (loss) on cash flow hedges, net of taxes of $1.0 and $0.0	(2.5)	—
Other comprehensive income (loss)	(11.0)	(6.8)
Total comprehensive income	133.0	137.9
Less: Comprehensive income attributable to noncontrolling interest	2.1	2.2
Comprehensive income attributable to Hubbell	$130.9	$135.7
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$338.5	$343.5
Short-term investments	9.9	12.2
Accounts receivable, net	516.8	466.6
Inventories, net	546.8	540.0
Other current assets	40.0	25.5
Total Current Assets	1,452.0	1,387.8
Property, Plant, and Equipment, net	431.3	419.7
Other Assets
Investments	55.6	49.5
Goodwill	989.2	928.5
Intangible assets, net	442.3	372.2
Other long-term assets	47.3	51.0
TOTAL ASSETS	$3,417.7	$3,208.7
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$58.3	$48.2
Accounts payable	279.4	289.5
Accrued salaries, wages and employee benefits	57.8	75.3
Accrued insurance	54.1	50.4
Other accrued liabilities	128.4	139.7
Total Current Liabilities	578.0	603.1
Long-Term Debt	989.7	595.9
Other Non-Current Liabilities	270.6	260.7
TOTAL LIABILITIES	1,838.3	1,459.7
Total Hubbell Shareholders’ Equity	1,570.2	1,740.6
Noncontrolling interest	9.2	8.4
Total Equity	1,579.4	1,749.0
TOTAL LIABILITIES AND EQUITY	$3,417.7	$3,208.7
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in millions)	2016	2015
Cash Flows from Operating Activities
Net income	$144.0	$144.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45.9	42.9
Deferred income taxes	(0.8)	(2.0)
Stock-based compensation	8.8	7.3
Tax benefit on stock-based awards	(1.4)	(1.8)
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(40.0)	(37.4)
Decrease (increase) in inventories, net	4.1	(51.3)
Increase (decrease) in current liabilities	(33.5)	18.8
Changes in other assets and liabilities, net	(6.8)	(3.1)
Contribution to qualified defined benefit pension plans	(0.9)	(21.7)
Other, net	2.8	2.3
Net cash provided by operating activities	122.2	98.7
Cash Flows from Investing Activities
Capital expenditures	(29.9)	(34.5)
Acquisition of businesses, net of cash acquired	(171.6)	(127.0)
Purchases of available-for-sale investments	(5.8)	(5.6)
Proceeds from available-for-sale investments	5.8	4.1
Other, net	1.0	1.5
Net cash used in investing activities	(200.5)	(161.5)
Cash Flows from Financing Activities
Long-term debt borrowings	397.0	—
Short-term debt borrowings, net	10.1	(1.2)
Payment of dividends	(70.3)	(64.9)
Payment of dividends to noncontrolling interest	(1.3)	(1.7)
Repurchase of common shares	(246.8)	(76.0)
Tax benefit on stock-based awards	1.4	1.8
Debt issuance costs	(3.6)	—
Other, net	(0.2)	—
Net cash provided by (used in) financing activities	86.3	(142.0)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(13.0)	(4.8)
Decrease in cash and cash equivalents	(5.0)	(209.6)
Cash and cash equivalents
Beginning of period	343.5	653.9
End of period	$338.5	$444.3
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

During the fourth quarter of 2015, the Company identified a misclassification of costs between Cost of goods sold and Selling & administrative expenses that occurred during the first, second and third quarters of 2015, which has resulted in management revising its previously reported financial results to correct for such misclassification. The impact of the misclassification was to overstate Selling & administrative expenses and understate Cost of goods sold by $1.0 million for the three months ended June 30, 2015. Accordingly, the originally reported Cost of goods sold of $589.9 million, the originally reported Gross profit of $284.1 million and the originally reported Selling & administrative expenses of $157.4 million for the three months ended June 30, 2015 were revised by $1.0 million in the accompanying Condensed Consolidated Statement of Income. In addition, the impact of the misclassification was to overstate Selling & administrative expenses and understate Cost of goods sold by $1.9 million for the six months ended June 30, 2015. Accordingly, the originally reported Cost of goods sold of $1,146.9 million, the originally reported Gross profit of $536.8 million, and the originally reported Selling & administrative expenses of $305.1 million for the six months ended June 30, 2015 were revised by $1.9 million in the accompanying Condensed Consolidated Statement of Income. Management has concluded that the misclassifications are immaterial to the previously issued quarterly financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update (ASU 2016-09) relating to the accounting for share-based payments. Upon adoption, from a statement of income viewpoint, the new guidance will require all income tax effects of share-based awards to be recognized in the income statement when the awards vest or are settled, and allows companies an additional election in the methods to estimate forfeitures of share-based payments. It also increases the amount an employer can withhold to satisfy the employer's statutory income tax withholding obligation while still qualifying for the exception to liability classification of the share-based awards. From a statement of cash flows viewpoint, the new guidance requires that excess tax benefits be classified as an operating activity and cash paid to a tax authority when shares are withheld to satisfy the employer's statutory income tax withholdings be classified as a financing activity. This update is effective for fiscal years beginning after December 15, 2016 with early adoption permitted with any adjustments reflected as of the beginning fiscal year of adoption. The Company is currently assessing the impact of this standard on its financial statements and the timing of adoption.

In February 2016, the FASB issued an Accounting Standards Update (ASU 2016-02) related to the accounting for leases. This guidance will require a lessee to recognize a right-to-use asset and a lease liability for both financing and operating leases, with the option of a policy election permitting an exception to this guidance for leases whose term is twelve months or less. For finance leases, the lessee will recognize interest expense and amortization of the right-of-use asset, and for operating leases the lessee will recognize a straight-line lease expense. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The new standard must be adopted using a modified retrospective transition at the beginning of the earliest comparative period presented. The Company is currently assessing the impact of adopting this standard on its financial statements.

HUBBELL INCORPORATED-Form 10-Q    7

Back to Contents

In May 2014, the FASB issued an Accounting Standards Update (ASU 2014-09) related to new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for fiscal years beginning after December 15, 2017 with earlier application permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. This standard can be applied on either a retrospective or modified retrospective approach. Through the course of 2016 a number of ASU's have been issued which further refine the original guidance issued under ASU 2014-09 and are effective in conjunction with this original standard. The Company is currently assessing the impact of adopting these standards on its financial statements.

NOTE 2 Business Acquisitions

In the first quarter of 2016, the Company acquired all of the outstanding shares of R.W. Lyall & Company, Inc. ("Lyall"), a leader in the design and application of components and assemblies for the natural gas distribution market. Lyall was purchased for $129.1 million, net of cash received, and has been added to the Electrical segment, resulting in the recognition of intangible assets of $69.6 million and goodwill of $47.5 million. The $69.6 million of intangible assets consists primarily of customer relationships and trade names and will be amortized over a weighted average period of approximately 21 years. All of the goodwill is expected to be deductible for tax purposes.

In the first quarter of 2016, the Company acquired all of the issued and outstanding shares of Electric Motion Company, Inc. and all of the membership interests in Elmot Realty Associates, LLC, Elmot Realty Associates II, LLC, and DelRi LLC, collectively referred to as "EMC". EMC is a leading manufacturer of grounding and connector products for the communications, power, and transportation industries and was purchased for $42.5 million, net of cash received, and has been added to the Power segment, resulting in the recognition of intangible assets of $16.9 million and goodwill of $16.5 million. The $16.9 million of intangible assets consists primarily of customer relationships and trade names and will be amortized over a weighted average period of approximately 19 years. None of the goodwill associated with the EMC acquisition is expected to be deductible for tax purposes.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition related to these transactions (in millions):

Tangible assets acquired	$39.5
Intangible assets	86.5
Goodwill	64.0
Net deferred taxes	(6.8)
Other liabilities assumed	(11.6)
TOTAL CASH CONSIDERATION, NET	$171.6

The allocation of purchase price is based on preliminary estimates and assumptions, and is subject to revision based on final information received and other analysis that support the underlying estimates. We expect to complete our purchase accounting within the measurement period for each acquisition.

The Condensed Consolidated Financial Statements include the results of operations of the acquired entities from the date of acquisition. Net sales and earnings related to these acquisitions for the three and six months ended June 30, 2016 were not significant to the consolidated results. Pro forma information related to these acquisitions has not been included because the impact to the Company’s consolidated results of operations was not material.

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

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2016	2015	2016	2015	2016	2015
Three Months Ended June 30,
Electrical	$641.4	$615.0	$77.1	$74.5	12.0%	12.1%
Power	267.4	259.0	55.0	52.2	20.6%	20.2%
TOTAL	$908.8	$874.0	$132.1	$126.7	14.5%	14.5%
Six Months Ended June 30,
Electrical	$1,224.1	$1,184.8	$132.5	$137.8	10.8%	11.6%
Power	519.5	498.9	101.5	93.9	19.5%	18.8%
TOTAL	$1,743.6	$1,683.7	$234.0	$231.7	13.4%	13.8%

NOTE 4 Inventories, net

Inventories, net are comprised of the following (in millions):

	June 30, 2016	December 31, 2015
Raw material	$167.8	$167.5
Work-in-process	106.6	99.6
Finished goods	342.1	342.6
	616.5	609.7
Excess of FIFO over LIFO cost basis	(69.7)	(69.7)
TOTAL	$546.8	$540.0

NOTE 5 Goodwill and Intangible Assets, net

Changes in the carrying values of goodwill for the six months ended June 30, 2016, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
BALANCE DECEMBER 31, 2015	$611.2	$317.3	$928.5
Current year acquisitions (Note 2 – Business Acquisitions)	47.5	16.5	64.0
Foreign currency translation and prior year acquisitions	(4.4)	1.1	(3.3)
BALANCE JUNE 30, 2016	$654.3	$334.9	$989.2

In 2016, the Company completed the acquisitions of Lyall and EMC. The Lyall acquisition was added to the Electrical segment, while the EMC acquisition was added to the Power segment. These acquisitions have been accounted for as business combinations and have resulted in the recognition of $64.0 million of goodwill. See Note 2 – Business Acquisitions for additional information.

HUBBELL INCORPORATED-Form 10-Q    9

Back to Contents

The Company performs its goodwill impairment testing as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. For the test as of April 1, 2016, the Company applied the "Step-zero" test to its Hubbell Power Systems ("HPS") reporting unit, which allows the Company to first assess qualitative factors to determine whether it is more likely than not that a reporting unit's fair value is greater than its carrying amount. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair value of the HPS reporting unit substantially exceeded its carrying value and therefore, further quantitative analysis was not required. For each of the Company's other reporting units, the Company has elected to utilize the two step goodwill impairment testing process as permitted in the accounting guidance. Step 1 compares the fair value of the Company’s reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. If the carrying value of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment.

Goodwill impairment testing requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit. Significant judgment is required to estimate the fair value of reporting units including estimating future cash flows, determining appropriate discount rates and other assumptions. The Company uses internal discounted cash flow estimates to determine fair value. These cash flow estimates are derived from historical experience and future long-term business plans and the application of appropriate discount rates. The Company uses market-based multiples of select industrial competitors to validate the reasonableness of internal discounted cash flow estimates of fair value. Changes in these estimates and assumptions could affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company’s estimated aggregate fair value of its reporting units are reasonable when compared to the Company’s market capitalization on the valuation date.

As of April 1, 2016, the impairment testing resulted in implied fair values for each reporting unit that exceeded the reporting unit’s carrying value, including goodwill. The Company did not have any reporting units at risk of failing Step 1 of the impairment test as the excess of the implied fair value over carrying value (expressed as a percentage of carrying value) of the reporting units ranged from approximately 75% to approximately 315%. Additionally, the Company did not have any reporting units with zero or negative carrying amounts.

The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheet is as follows (in millions):

	June 30, 2016		December 31, 2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$143.5	$(41.0)	$133.8	$(38.0)
Customer/agent relationships and other	403.2	(117.1)	331.2	(108.3)
Total	546.7	(158.1)	465.0	(146.3)
Indefinite-lived:
Tradenames and other	53.7	—	53.5	—
TOTAL	$600.4	$(158.1)	$518.5	$(146.3)

Amortization expense associated with definite-lived intangible assets was $16.5 million and $14.2 million for the six months ended June 30, 2016 and 2015, respectively. Future amortization expense associated with these intangible assets is expected to be $15.3 million for the remainder of 2016, $31.9 million in 2017, $30.4 million in 2018, $28.4 million in 2019, $27.3 million in 2020, and $26.5 million in 2021.

HUBBELL INCORPORATED-Form 10-Q    10

Back to Contents

NOTE 6 Other Accrued Liabilities

Other accrued liabilities are comprised of the following (in millions):

	June 30, 2016	December 31, 2015
Customer program incentives	$26.8	$40.7
Accrued income taxes	3.7	2.1
Deferred revenue	14.2	15.0
Other	83.7	81.9
TOTAL	$128.4	$139.7

NOTE 7 Other Non-Current Liabilities

Other non-current liabilities are comprised of the following (in millions):

	June 30, 2016	December 31, 2015
Pensions	$151.9	$150.7
Other postretirement benefits	24.3	24.3
Deferred tax liabilities	45.3	36.1
Other	49.1	49.6
TOTAL	$270.6	$260.7

HUBBELL INCORPORATED-Form 10-Q    11

Back to Contents

NOTE 8 Total Equity

Total equity is comprised of the following (in millions, except per share amounts):

	June 30, 2016	December 31, 2015
Common stock, $.01 par value:
Common Stock-- authorized 200.0 shares; issued and outstanding 55.3 and 57.8 shares	$0.6	$0.6
Additional paid-in capital	2.8	78.1
Retained earnings	1,802.0	1,886.1
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(136.1)	(140.2)
Cumulative translation adjustment	(98.5)	(85.4)
Unrealized gain on investment, net of tax	0.5	—
Cash flow hedge (loss) gain, net of tax	(1.1)	1.4
Total Accumulated other comprehensive loss	(235.2)	(224.2)
Hubbell shareholders’ equity	1,570.2	1,740.6
Noncontrolling interest	9.2	8.4
TOTAL EQUITY	$1,579.4	$1,749.0

For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against Common Stock par value, Additional paid-in capital, to the extent available, and Retained earnings. The change in Retained earnings in the first six months of 2016 reflects this accounting treatment.

A summary of the changes in equity for the six months ended June 30, 2016 and 2015 is provided below (in millions):

	Six Months Ended June 30,
	2016			2015
	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity
EQUITY, JANUARY 1	$1,740.6	$8.4	$1,749.0	$1,927.1	$8.6	$1,935.7
Total comprehensive income	130.9	2.1	133.0	135.7	2.2	137.9
Stock-based compensation	8.8	—	8.8	7.0	—	7.0
Income tax windfall from stock-based awards, net	0.9	—	0.9	1.6	—	1.6
Repurchase/surrender of shares of common stock	(240.8)	—	(240.8)	(79.3)	—	(79.3)
Issuance of shares related to directors’ deferred compensation, net	0.3	—	0.3	0.2	—	0.2
Dividends to noncontrolling interest	—	(1.3)	(1.3)	—	(1.7)	(1.7)
Cash dividends declared	(70.5)	—	(70.5)	(64.9)	—	(64.9)
EQUITY, JUNE 30	$1,570.2	$9.2	$1,579.4	$1,927.4	$9.1	$1,936.5

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statement of Comprehensive Income.

HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents

NOTE 9 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the six months ended June 30, 2016 is provided below (in millions):

(debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2015	$1.4	$—	$(140.2)	$(85.4)	$(224.2)
Other comprehensive income (loss) before reclassifications	(2.1)	0.5	—	(13.1)	(14.7)
Amounts reclassified from accumulated other comprehensive loss	(0.4)	—	4.1	—	3.7
Current period other comprehensive income (loss)	(2.5)	0.5	4.1	(13.1)	(11.0)
BALANCE AT JUNE 30, 2016	$(1.1)	$0.5	$(136.1)	$(98.5)	$(235.2)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three and six months ended June 30, 2016 and 2015 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$(0.3)	$—		Net sales
	(0.3)	0.4		Cost of goods sold
	(0.6)	0.4		Total before tax
	0.2	(0.1)		Tax (expense) benefit
	$(0.4)	$0.3		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.2	$0.3	(a)
Actuarial gains/(losses)	(3.5)	(3.0)	(a)
	(3.3)	(2.7)		Total before tax
	1.2	0.9		Tax benefit (expense)
	$(2.1)	$(1.8)		(Loss) gain net of tax
Losses reclassified into earnings	$(2.5)	$(1.5)		(Loss) gain net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11 - Pension and Other Benefits for additional details).

HUBBELL INCORPORATED-Form 10-Q    13

Back to Contents

Details about Accumulated Other Comprehensive Loss Components	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$(0.2)	$—		Net sales
	0.7	1.1		Cost of goods sold
	0.5	1.1		Total before tax
	(0.1)	(0.3)		Tax (expense) benefit
	$0.4	$0.8		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.4	$0.5	(a)
Actuarial gains/(losses)	(7.0)	(5.9)	(a)
	(6.6)	(5.4)		Total before tax
	2.5	1.9		Tax benefit (expense)
	$(4.1)	$(3.5)		(Loss) gain net of tax
Losses reclassified into earnings	$(3.7)	$(2.7)		(Loss) gain net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11 - Pension and Other Benefits for additional details).

HUBBELL INCORPORATED-Form 10-Q    14

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

The following table sets forth the computation of earnings per share for the three and six months ended June 30, 2016 and 2015 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to Hubbell	$81.0	$80.1	$141.9	$142.5
Less: Earnings allocated to participating securities	(0.2)	(0.2)	(0.4)	(0.4)
Net income available to common shareholders	$80.8	$79.9	$141.5	$142.1
Denominator:
Average number of common shares outstanding	55.3	57.7	55.8	57.9
Potential dilutive common shares	0.3	0.3	0.2	0.3
Average number of diluted shares outstanding	55.6	58.0	56.0	58.2
Earnings per share:
Basic	$1.46	$1.39	$2.54	$2.46
Diluted	$1.45	$1.37	$2.53	$2.44

The Company did not have any significant anti-dilutive securities during the three and six months ended June 30, 2016 and 2015. The calculation of diluted earnings per share for the three and six months ended June 30, 2016 excludes 55,792 and 56,441, respectively, of performance shares that are subject to a performance condition. The calculation of diluted earnings per share for the three and six months ended June 30, 2015 excludes 28,096 and 28,403, respectively, of performance shares that are subject to a performance condition. These shares are excluded from the calculation of diluted earnings per share because all necessary performance conditions were not satisfied at the end of those reporting periods.

HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents

NOTE 11 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three and six months ended June 30, 2016 and 2015 (in millions):

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Three Months Ended June 30,
Service cost	$3.5	$4.5	$—	$—
Interest cost	10.5	10.1	0.3	0.3
Expected return on plan assets	(11.0)	(13.4)	—	—
Amortization of prior service cost	—	—	(0.2)	(0.3)
Amortization of actuarial losses/(gains)	3.5	3.0	—	—
NET PERIODIC BENEFIT COST	$6.5	$4.2	$0.1	$—
Six Months Ended June 30,
Service cost	$7.0	$9.0	$—	$—
Interest cost	21.0	20.2	0.6	0.6
Expected return on plan assets	(22.0)	(26.6)	—	—
Amortization of prior service cost	—	—	(0.4)	(0.5)
Amortization of actuarial losses/(gains)	7.0	5.9	—	—
NET PERIODIC BENEFIT COST	$13.0	$8.5	$0.2	$0.1

Employer Contributions

Although not required by ERISA and the Internal Revenue Code, the Company may elect to make a voluntary contribution to its qualified domestic defined benefit pension plan in 2016. No contributions were required in the prior year, but the Company made a voluntary contribution to its qualified domestic defined benefit pension plan of $20.0 million in January 2015. The Company anticipates making required contributions of approximately $1.9 million to its foreign pension plans during 2016, of which $0.9 million has been contributed through June 30, 2016.

NOTE 12 Guarantees

The Company records a liability equal to the fair value of guarantees in the Condensed Consolidated Balance Sheet in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of June 30, 2016 and December 31, 2015, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the six months ended June 30, 2016 and 2015 are set forth below (in millions):

	2016	2015
BALANCE AT JANUARY 1,	$13.2	$13.7
Provision	5.0	5.3
Expenditures/other	(4.8)	(5.0)
BALANCE AT JUNE 30,	$13.4	$14.0

HUBBELL INCORPORATED-Form 10-Q    16

Back to Contents

NOTE 13 Fair Value Measurement

Investments

At June 30, 2016 and December 31, 2015, the Company had $55.5 million and $52.0 million, respectively, of available-for-sale securities. At June 30, 2016 our available-for-sale securities consisted of $50.5 million of municipal bonds classified in Level 2 of the fair value hierarchy, as well as $5.0 million of redeemable preferred stock classified in Level 3 of the fair value hierarchy. At December 31, 2015 our available-for-sale securities consisted of $47.4 million of municipal bonds classified in Level 2 of the fair value hierarchy, as well as $4.6 million of redeemable preferred stock classified in Level 3 of the fair value hierarchy. The Company also had $10.0 million of trading securities at June 30, 2016 and $9.7 million at December 31, 2015 that are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

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

Level 3 – Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions.

HUBBELL INCORPORATED-Form 10-Q    17

Back to Contents

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at June 30, 2016 and December 31, 2015 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
June 30, 2016
Money market funds(a)	$160.4	$—	$—	$160.4
Available for sale investments	—	50.5	5.0	55.5
Trading securities	10.0	—	—	10.0
Deferred compensation plan liabilities	(10.0)	—	—	(10.0)
Derivatives:
Forward exchange contracts-Assets	—	—	—	—
Forward exchange contracts-(Liabilities)	—	(1.0)	—	(1.0)
Total	$160.4	$49.5	$5.0	$214.9

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
December 31, 2015
Money market funds(a)	$210.9	$—	$—	$210.9
Available for sale investments	—	47.4	4.6	52.0
Trading securities	9.7	—	—	9.7
Deferred compensation plan liabilities	(9.7)	—	—	(9.7)
Derivatives:
Forward exchange contracts-Assets	—	2.5	—	2.5
Forward exchange contracts-(Liabilities)	—	(0.1)	—	(0.1)
Total	$210.9	$49.8	$4.6	$265.3
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

During the three and six months ended June 30, 2016 there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. There were also no transfers in or out of Level 3 during that period.

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During the six months ended June 30, 2016 and 2015, the Company purchased $1.2 million and $1.0 million, respectively, of trading securities related to these deferred compensation plans. As a result of participant distributions, the Company sold $1.1 million of these trading securities during the six months ended June 30, 2016 and $0.2 million during the six months ended June 30, 2015. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

HUBBELL INCORPORATED-Form 10-Q    18

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

The fair values of derivative instruments in the Condensed Consolidated Balance Sheet are as follows (in millions):

	Assets			Liabilities
	Fair Value
Derivatives designated as hedges (Assets)	Balance Sheet Location	June 30, 2016	December 31, 2015	Balance Sheet Location	June 30, 2016	December 31, 2015
Forward exchange contracts designated as cash flow hedges	Other current assets	$—	$2.5	Other accrued liabilities	$1.0	$0.1

Forward exchange contracts

In 2016 and 2015, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge exposure to fluctuating rates of exchange for both anticipated inventory purchases and forecasted sales by its subsidiaries that transact business in Canada. As of June 30, 2016, the Company had 38 individual forward exchange contracts for an aggregate notional amount of $32.1 million, having various expiration dates through March 2017. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

The following table summarizes the results of cash flow hedging relationships for the three months ended June 30, 2016 and 2015 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings Effective Portion (net of tax)
Derivative Instrument	2016	2015	(Effective Portion)	2016	2015
Forward exchange contract	$(0.6)	$(0.7)	Net sales	$(0.2)	$—
			Cost of goods sold	$(0.2)	$0.3

The following table summarizes the results of cash flow hedging relationships for the six months ended June 30, 2016 and 2015 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings Effective Portion (net of tax)
Derivative Instrument	2016	2015	(Effective Portion)	2016	2015
Forward exchange contract	$(2.1)	$0.8	Net sales	$(0.1)	$—
			Cost of goods sold	$0.5	$0.8

Hedge ineffectiveness was immaterial with respect to the forward exchange cash flow hedges during the three and six months ended June 30, 2016 and 2015.

HUBBELL INCORPORATED-Form 10-Q    19

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

On October 16, 2015, Norfolk County Retirement System, a purported former holder of the Company’s Class B common stock, filed a complaint in the United States District Court for the District of Connecticut challenging the Reclassification of the Company’s dual-class common stock into a single class of common stock (the "Reclassification"). The complaint was captioned Norfolk County Retirement System v. Cardoso, et al., No. 3:15-cv-01507-AWT. The plaintiff asserted claims against the Company’s Board of Directors, Bessemer Trust Co., N.A. (“Bessemer”), as Trustee for the Trusts, and the Company (collectively, "Defendants"). The plaintiff claimed, among other things, that the Company and its Board of Directors had violated the Company’s certificate of incorporation by agreeing to make a payment to the holders of Class A common stock in connection with the Reclassification, and that the Board of Directors had violated its fiduciary duties by structuring the Reclassification in a supposedly coercive way and by allegedly making materially misleading disclosures to shareholders. The plaintiff also claimed, among other things, that Bessemer had aided and abetted the Board of Director’s purported violation of the certificate of incorporation and breach of fiduciary duties. As relief, the plaintiff demanded an injunction against the shareholder vote on the Reclassification, damages, an award of costs and attorneys’ fees, and other relief. At the same time as filing its complaint, the plaintiff sent a derivative demand letter to the Board of Directors, making similar allegations of wrongdoing, and demanding, among other things, that the Company file suit against the Board and Bessemer to recover damages supposedly sustained by the Company.

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

On February 1, 2016, the plaintiff filed an amended direct and derivative complaint. The amended complaint contains allegations and claims for relief that are generally similar to the plaintiff’s previous complaint, but also asserts that the plaintiff has the right to sue derivatively on behalf of the Company to recoup damages supposedly sustained by the Company in connection with the Reclassification and includes derivative claims. Thereafter, the plaintiff and Defendants engaged in arm's-length settlement discussions. On June 21, 2016, the plaintiff and Defendants entered into a Stipulation of Settlement (the "Stipulation"), which provides for the complete settlement, release and dismissal of all claims alleged. The settlement is subject to, among other things, court approval.

Under the Stipulation, among other things, if the Stipulation is approved and the settlement becomes final, (a) for a period of 150 days from and after the date upon which the settlement becomes final, Bessemer has agreed it will refrain from engaging in any sales of the Company's common stock unless it determines, in its sole discretion, that the failure to sell the Company's common stock will constitute a breach of its fiduciary duties to the Trusts and their beneficiaries and (b) for a period of 365 days from and after the date upon which the Stipulation was executed, the Company has agreed that it will refrain from knowingly repurchasing any shares of common stock of the Company from Bessemer in a block trade, in a privately negotiated transaction between the Company and Bessemer or through a stock repurchase program similar in structure to the Company's previous stock repurchase program authorized by the Company's Board of Directors. On July 11, 2016, the plaintiff submitted the Stipulation to the Court for preliminary approval.

HUBBELL INCORPORATED-Form 10-Q    20

Back to Contents

NOTE 15 Restructuring Costs and Other

In the three and six months ended June 30, 2016, we incurred costs for restructuring actions initiated in 2016 as well as costs involving restructuring actions initiated in the prior year. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions and the sale or exit of business units we determine non-strategic.

Pre-tax restructuring costs incurred in each of our segments and the location of the costs in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2016 and 2015 is as follows (in millions):

	Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015
	Cost of goods sold		Selling & administrative expense		Total
Electrical Segment	$2.0	$5.4	$1.4	$3.0	$3.4	$8.4
Power Segment	0.2	—	0.1	0.5	0.3	0.5
Total Pre-Tax Restructuring Costs	$2.2	$5.4	$1.5	$3.5	$3.7	$8.9

	Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015
	Cost of goods sold		Selling & administrative expense		Total
Electrical Segment	$3.8	$7.3	$5.1	$3.1	$8.9	$10.4
Power Segment	0.2	0.7	0.4	0.5	0.6	1.2
Total Pre-Tax Restructuring Costs	$4.0	$8.0	$5.5	$3.6	$9.5	$11.6

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/16	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 6/30/2016
2016 Restructuring Actions
Severance	$—	$6.1	$(2.0)	$4.1
Asset write-downs	—	2.4	(2.4)	—
Facility closure and other costs	—	0.6	—	0.6
Total 2016 Restructuring Actions	$—	$9.1	$(4.4)	$4.7
2015 and Prior Restructuring Actions
Severance	$7.5	$0.4	$(3.8)	$4.1
Facility closure and other costs	0.4	—	—	0.4
Total 2015 and Prior Restructuring Actions	$7.9	$0.4	$(3.8)	$4.5
Total Restructuring Actions	$7.9	$9.5	$(8.2)	$9.2

HUBBELL INCORPORATED-Form 10-Q    21

Back to Contents

The actual costs incurred and total expected cost of our on-going restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2015	Costs incurred during first six months of 2016	Remaining costs at 6/30/2016
2016 Restructuring Actions
Electrical Segment	$14.5	$—	$8.5	$6.0
Power Segment	1.1	—	0.6	0.5
Total 2016 Restructuring Actions	15.6	—	9.1	6.5
2015 Restructuring Actions
Electrical Segment	22.1	17.3	0.4	4.4
Power Segment	1.9	1.9	—	—
Total 2015 Restructuring Actions	24.0	19.2	0.4	4.4
Total Restructuring Actions	$39.6	$19.2	$9.5	$10.9

NOTE 16 Long Term Debt and Financing Arrangements

Long-term debt consists of the following (in millions):

	Maturity	June 30, 2016	December 31, 2015
Senior notes at 5.95%	2018	$299.0	$298.8
Senior notes at 3.625%	2022	297.3	297.1
Senior notes at 3.35%	2026	393.4	—
TOTAL LONG TERM DEBT (a)		$989.7	$595.9
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

The Company was in compliance with all non-financial covenants under all Senior notes as of June 30, 2016.

As of June 30, 2016 and December 31, 2015, the estimated fair value of the long-term debt was $1,056.8 million and $630.5 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

At December 31, 2015, the Company had $48.2 million of short-term debt outstanding which consisted primarily of commercial paper. The Company had $58.3 million of short-term debt outstanding at June 30, 2016.

On December 16, 2015, the Company entered into a five-year revolving credit agreement (the "Credit Agreement") with a syndicate of lenders that provides a $750 million committed revolving credit facility. The revolving credit facility serves as a backup to the Company's commercial paper program. The single financial covenant in the Credit Agreement, which the Company was in compliance with at June 30, 2016, requires that total debt not exceed 55% of total capitalization as of the last day of each fiscal quarter of the Company. At June 30, 2016 and December 31, 2015 the revolving credit facility had not been drawn against.

HUBBELL INCORPORATED-Form 10-Q    22

Back to Contents

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the United Kingdom, Brazil, Australia, and Ireland. The Company also participates in joint ventures in Taiwan and Hong Kong, and maintains offices in Ireland, Singapore, China, India, Mexico, South Korea and certain countries in the Middle East. The Company employs approximately 17,100 individuals worldwide.

The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for the three and six months ended June 30, 2016 are included under “Segment Results” within this Management Discussion and Analysis.

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

Price realization and productivity improvements are key areas of focus for our Company. Productivity programs impact virtually all functional areas within the Company by rationalizing our manufacturing footprint and through restructuring actions, reducing or eliminating waste and improving processes. We continue to expand our efforts surrounding global product and component sourcing and supplier cost reduction programs. Value engineering efforts, product transfers and the use of lean process improvement techniques are expected to continue to increase manufacturing efficiency. In addition, we continue to build upon the benefits of our enterprise resource planning system across all functions. Material costs represent a significant portion of our cost of goods sold; therefore volatility in this area can significantly impact profitability. Our goal is to have pricing and productivity programs that offset material and other inflationary cost increases as well as pay for investments in key growth areas.

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

Trading in the Company's Class A common stock and Class B common stock ceased after markets closed on December 23, 2015 and trading in the Company's single class of Common Stock commenced on the New York Stock Exchange on December 24, 2015, under the ticker "HUBB". The aggregate amount of the Class A Cash Consideration paid in connection with, and at the time of, the Reclassification was $200.7 million. The Company has accounted for the Reclassification by adjusting the Company’s capital stock accounts. The par value of the Class A common stock and the Class B common stock has been reclassified to Common Stock par value. Paid-in capital of the Class A Common Stock was zero at the time of the Reclassification and, therefore, the full amount of the Class A Cash Consideration paid in the Reclassification has been applied as a reduction to retained earnings.

Additional information about the Reclassification is included in the Company’s current reports on Form 8-K filed on August 24, 2015 and December 23, 2015 and the Company's registration statement on Form S-4 (File No. 333-206898), initially filed with the SEC on September 11, 2015 and declared effective on November 23, 2015.

HUBBELL INCORPORATED-Form 10-Q    23

Back to Contents

Results of Operations – Second Quarter of 2016 compared to the Second Quarter of 2015

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended June 30,
	2016	% of Net sales	2015	% of Net sales
Net sales	$908.8		$874.0
Cost of goods sold	615.3	67.7%	590.9	67.6%
Gross profit	293.5	32.3%	283.1	32.4%
Selling & administrative ("S&A") expense	161.4	17.8%	156.4	17.9%
Operating income	132.1	14.5%	126.7	14.5%
Net income attributable to Hubbell	81.0	8.9%	80.1	9.2%
EARNINGS PER SHARE - DILUTED	$1.45		$1.37

Our consolidated results of operations in the three and six months ending June 30, 2016 and 2015 include what we refer to as "Restructuring and Related Costs". Restructuring actions support our cost reduction efforts involving the consolidation of manufacturing and distribution facilities, as well as workforce reductions and the sale or exit of business units we determine to be non-strategic. Restructuring-related costs are costs associated with our business transformation initiatives, including the consolidation of back-office functions and streamlining our processes.

We believe certain non-GAAP measures that exclude the impact of Restructuring and Related Costs may provide investors with useful information regarding our underlying performance from period to period and allow investors to assess the impact of the Company's restructuring and related activities and business transformation initiatives on the results of operations. Adjusted gross profit, adjusted selling & administrative ("S&A") expense, adjusted operating income, adjusted net income, adjusted operating margin, and adjusted earnings per diluted share each exclude Restructuring and Related Costs. Management uses these non-GAAP measures when assessing the performance of the business.

The following table reconciles our restructuring costs to our Restructuring and Related Costs for the three months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015
	Cost of goods sold		S&A expense		Total
Restructuring costs (See Note 15 - Restructuring Costs)	$2.2	$5.4	$1.5	$3.5	$3.7	$8.9
Restructuring related costs	1.2	4.2	1.5	2.7	2.7	6.9
Restructuring and related costs (non-GAAP measure)	$3.4	$9.6	$3.0	$6.2	$6.4	$15.8

Of the $6.4 million of Restructuring and Related Costs incurred in the second quarter of 2016, $5.5 million is recorded in the Electrical segment and $0.9 million is recorded in the Power segment. Of the $15.8 million of Restructuring and Related Costs incurred in the second quarter of 2015, $13.3 million is recorded in the Electrical segment and $2.5 million is recorded in the Power segment.

We expect that our full year diluted earnings per share in 2016 could include approximately $0.35 of Restructuring and Related Costs. Our full year expectation includes the impact of actions that have been initiated through June 30, 2016 as well as actions we expect to initiate in the remainder of 2016, as we continue to evaluate actions and pursue those that meet our required targets for returns and payback.

HUBBELL INCORPORATED-Form 10-Q    24

Back to Contents

The following table reconciles our non-GAAP financial measures to the directly comparable GAAP financial measures (in millions, except per share amounts):

	Three Months Ended June 30,
	2016	% of Net sales	2015	% of Net sales
Gross profit (GAAP measure)	$293.5	32.3%	$283.1	32.4%
Restructuring and related costs	3.4		9.6
Adjusted gross profit	$296.9	32.7%	$292.7	33.5%

S&A expenses (GAAP measure)	$161.4	17.8%	$156.4	17.9%
Restructuring and related costs	3.0		6.2
Adjusted S&A expenses	$158.4	17.4%	$150.2	17.2%

Operating income (GAAP measure)	$132.1	14.5%	$126.7	14.5%
Restructuring and related costs	6.4		15.8
Adjusted operating income	$138.5	15.2%	$142.5	16.3%

Net income attributable to Hubbell (GAAP measure)	$81.0		$80.1
Restructuring and related costs, net of tax	4.3		10.9
Adjusted net income attributable to Hubbell	$85.3		$91.0
Less: Earnings allocated to participating securities	(0.3)		(0.2)
Adj. net income available to common shareholders	$85.0		$90.8
Average number of diluted shares outstanding	55.6		58.0
ADJUSTED EARNINGS PER SHARE - DILUTED	$1.53		$1.56

Net Sales

Net sales of $908.8 million for the second quarter of 2016 increased four percent compared to the second quarter of 2015 due to the contribution of net sales from acquisitions and higher organic volume, partially offset by the impact of foreign currency translation. Acquisitions added four percentage points to net sales, organic volume added one percentage point and foreign currency translation reduced net sales by one percentage point.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold was 67.7% in the second quarter of 2016 and 67.6% in the second quarter of 2015. The percentage increased quarter over quarter primarily due to unfavorable business and product mix, foreign currency headwinds, and cost increases exceeding productivity gains. Those unfavorable impacts were offset primarily by lower Restructuring and Related Costs in the second quarter of 2016, realized savings from our restructuring and related actions, and favorable material costs that were partially offset by pricing headwinds.

Gross Profit

The gross profit margin was 32.3% in the second quarter of 2016 and 32.4% in the second quarter of 2015. Restructuring and Related Costs in Cost of goods sold in the second quarter of 2016 were $6.2 million lower than the same period of the prior year. Excluding Restructuring and Related Costs, the adjusted gross profit margin was 32.7% in the second quarter of 2016 as compared to 33.5% in the second quarter of 2015. The decrease in the adjusted gross profit margin is primarily due to unfavorable business and product mix, foreign currency headwinds, and cost increases exceeding productivity gains. Those unfavorable impacts were partially offset by realized savings from our restructuring and related actions and favorable material costs that were partially offset by pricing headwinds.

HUBBELL INCORPORATED-Form 10-Q    25

Back to Contents

Selling & Administrative Expenses

S&A expense in the second quarter of 2016 was $161.4 million compared to $156.4 million in the second quarter of 2015. As a percentage of net sales, S&A expense decreased to 17.8% in the second quarter of 2016 compared to 17.9% in the second quarter of 2015. Excluding Restructuring and Related Costs, adjusted S&A expense as a percentage of net sales increased to 17.4% in the second quarter of 2016 as compared to 17.2% in the second quarter of 2015. The increase in adjusted S&A expense as a percentage of net sales is primarily due to incremental investments in our business in 2016 and higher pension costs, partially offset by realized savings from our restructuring and related actions.

Total Other Expense

Total other expense was $15.3 million in the second quarter of 2016 compared to $8.7 million in the second quarter of 2015. The increase is primarily due to a $3.8 million increase in interest expense in the second quarter of 2016 as a result of the $400 million debt offering we completed in March 2016, as well as the write-off of an escrow receivable in the second quarter of 2016 associated with a recent acquisition, the effect of which was offset in income taxes by the release of a related liability.

Income Taxes

The effective tax rate in the second quarter of 2016 decreased to 29.8% from 31.1% in the second quarter of 2015. The decrease is primarily attributable to benefits for the permanent enactment of the research and development tax credit, favorable earnings mix in tax jurisdictions with lower tax rates, and the net favorable impact of discrete tax items in the second quarter of 2016 compared to the second quarter of 2015, including the release of a liability in the second quarter of 2016 caused by the expiration of certain statutes associated with an uncertain tax position from a recent acquisition.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell was $81.0 million the second quarter of 2016 and increased one percent as compared to $80.1 million in the second quarter of 2015. Excluding Restructuring and Related Costs, which were $6.6 million lower quarter over quarter on an after-tax basis, adjusted net income attributable to Hubbell was $85.3 million in the second quarter of 2016 compared to $91.0 million in the second quarter of 2015. The six percent decline in adjusted net income reflects lower adjusted gross profit margins, higher adjusted S&A expense and interest costs, which were partially offset by a lower effective tax rate. Earnings per diluted share in the second quarter of 2016 were $1.45 and increased six percent as compared to the second quarter of 2015. Adjusted earnings per diluted share in the second quarter of 2016 of $1.53 decreased two percent as compared to the second quarter of 2015. The average number of diluted shares outstanding declined by 2.4 million in the second quarter of 2016 as compared to the same period of the prior year.

Segment Results

ELECTRICAL

	Three Months Ended June 30,
(In millions)	2016	2015
Net sales	$641.4	$615.0
Operating income	$77.1	$74.5
Restructuring and related costs	5.5	13.3
Adjusted operating income	$82.6	$87.8
Operating margin	12.0%	12.1%
Adjusted operating margin	12.9%	14.3%

Net sales in the Electrical segment in the second quarter of 2016 were $641.4 million, up four percent as compared to the second quarter of 2015 due to net sales from completed acquisitions and higher organic volume, partially offset by headwinds from foreign currency translation. Net sales were four percentage points higher due to the contribution of acquisitions. Organic volume added one percentage point to net sales and foreign currency translation reduced net sales by one percentage point.

HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents

Within the segment, net sales of our lighting business increased five percent in the second quarter of 2016 compared to the second quarter of 2015, while net sales of our other electrical systems products increased by four percent in the same period. Organic net sales of the lighting business grew by seven percent, partially offset by a two percent headwind on pricing. Within the lighting business, net sales of commercial and industrial lighting products increased by six percent quarter over quarter and residential lighting products increased by three percent quarter over quarter. The increase in net sales of our other electrical systems products is primarily due to six percent net sales growth from acquisitions partially offset by two percentage points of unfavorable foreign currency translation. Organic net sales volume of our other electrical systems products was slightly lower, by less than one percent, due to lower net sales of products in industrial and energy-related markets, primarily our Harsh and Hazardous products, partially offset by net sales growth in construction-related businesses.

Operating income in the Electrical segment for the second quarter of 2016 was $77.1 million and increased 3% percent compared to the second quarter of 2015. Operating margin in the second quarter of 2016 decreased by 10 basis points to 12.0% as compared to the same period of 2015. Excluding Restructuring and Related Costs, the adjusted operating margin decreased by 140 basis points to 12.9%. The decrease in the adjusted operating margin is primarily due to unfavorable product and business mix, cost increases in excess of productivity gains, foreign exchange headwinds, and pricing headwinds that were partially offset by lower material costs. Those unfavorable impacts were partially offset by realized savings from our restructuring and related actions.

POWER

	Three Months Ended June 30,
(In millions)	2016	2015
Net sales	$267.4	$259.0
Operating income	$55.0	$52.2
Restructuring and related costs	0.9	2.5
Adjusted operating income	$55.9	$54.7
Operating margin	20.6%	20.2%
Adjusted operating margin	20.9%	21.1%

Net sales in the Power segment in the second quarter of 2016 were $267.4 million, up three percent as compared to the second quarter of 2015 due to the net sales contribution from completed acquisitions and higher organic volume, partially offset by unfavorable foreign currency translation. Net sales increased by three percentage points due to completed acquisitions. Organic volume added one percentage point, offset by one percentage point of headwind from foreign currency translation.

Operating income in the Power segment increased five percent to $55.0 million in the second quarter of 2016 compared to the second quarter of 2015. Operating margin in the second quarter of 2016 increased by 40 basis points to 20.6% as compared to the same period of 2015. Excluding Restructuring and Related Costs, the adjusted operating margin decreased by 20 basis points to 20.9% in the second quarter of 2016. The decrease in the adjusted operating margin is primarily due to acquisitions, which reduced operating margin by approximately 70 basis points, and incremental investments in our business in 2016, partially offset by favorable pricing and material costs.

Results of Operations – Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Six Months Ended June 30,
	2016	% of Net sales	2015	% of Net sales
Net sales	$1,743.6		$1,683.7
Cost of goods sold	1,190.2	68.3%	1,148.8	68.2%
Gross profit	553.4	31.7%	534.9	31.8%
Selling & administrative expense	319.4	18.3%	303.2	18.0%
Operating income	234.0	13.4%	231.7	13.8%
Net income attributable to Hubbell	141.9	8.1%	142.5	8.5%
EARNINGS PER SHARE - DILUTED	$2.53		$2.44

HUBBELL INCORPORATED-Form 10-Q    27

Back to Contents

The following table reconciles our restructuring costs to our restructuring and related costs for the six months ended June 30, 2016 and 2015 (in millions):

	Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015
	Cost of goods sold		S&A expense		Total
Restructuring costs (See Note 15 - Restructuring Costs)	$4.0	$8.0	$5.5	$3.6	$9.5	$11.6
Restructuring related costs	1.6	5.5	2.0	3.1	3.6	8.6
Restructuring and related costs (non-GAAP measure)	$5.6	$13.5	$7.5	$6.7	$13.1	$20.2

Of the $13.1 million of restructuring and related costs incurred in the first six months of 2016, $11.8 million is recorded in the Electrical segment and $1.3 million is recorded in the Power segment. Of the $20.2 million of restructuring and related costs incurred in the first six months of 2015, $16.5 million is recorded in the Electrical segment and $3.7 million is recorded in the Power segment.

The following table reconciles our non-GAAP financial measures to the directly comparable GAAP financial measures (in millions, except per share amounts):

	Six Months Ended June 30,
	2016	% of Net sales	2015	% of Net sales
Gross profit (GAAP measure)	$553.4	31.7%	$534.9	31.8%
Restructuring and related costs	5.6		13.5
Adjusted gross profit	$559.0	32.1%	$548.4	32.6%

S&A expenses (GAAP measure)	$319.4	18.3%	$303.2	18.0%
Restructuring and related costs	7.5		6.7
Adjusted S&A expenses	$311.9	17.9%	$296.5	17.6%

Operating income (GAAP measure)	$234.0	13.4%	$231.7	13.8%
Restructuring and related costs	13.1		20.2
Adjusted operating income	$247.1	14.2%	$251.9	15.0%

Net income attributable to Hubbell (GAAP measure)	$141.9		$142.5
Restructuring and related costs, net of tax	8.9		13.8
Adjusted net income attributable to Hubbell	$150.8		$156.3
Less: Earnings allocated to participating securities	(0.5)		(0.4)
Adj. net income available to common shareholders	$150.3		$155.9
Average number of diluted shares outstanding	56.0		58.2
ADJUSTED EARNINGS PER SHARE - DILUTED	$2.69		$2.68

Net Sales

Net sales of $1.7 billion for the first six months of 2016 increased four percent compared to the first six months of 2015 primarily due to completed acquisitions and higher organic volume, partially offset by the impact of foreign currency translation. Completed acquisitions added three percentage points and higher organic volume contributed two percentage points, offset by one percentage point of unfavorable foreign currency translation.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold was 68.3% for the first six months of 2016 compared to 68.2% for the first six months of 2015. The percentage increased primarily due to unfavorable business and product mix, foreign currency headwinds, and cost increases exceeding productivity gains. Those unfavorable impacts were partially offset by realized savings from our restructuring and related actions, lower Restructuring and Related Costs in the first six months of 2016, and favorable material costs that were partially offset by pricing headwinds.

HUBBELL INCORPORATED-Form 10-Q    28

Back to Contents

Gross Profit

The gross profit margin was 31.7% in the first six months of 2016 compared to 31.8% in the first six months of 2015. Restructuring and Related Costs in Cost of goods sold in the first six months of 2016 were $7.9 million lower than the same period of the prior year. Excluding Restructuring and Related Costs, the adjusted gross profit margin was 32.1% in the first six months of 2016 as compared to 32.6% in the first six months of 2015. The decrease in the adjusted gross profit margin is primarily due to unfavorable business and product mix, foreign currency headwinds, and cost increases exceeding productivity gains. Those unfavorable impacts were partially offset by realized savings from our restructuring and related actions and favorable material costs that were partially offset by pricing headwinds.

Selling & Administrative Expenses

S&A expense in the first six months of 2016 was $319.4 million compared to $303.2 million in the first six months of 2015. As a percentage of net sales, S&A expense increased to 18.3% in the first six months of 2016 compared to 18.0% in the first six months of 2015. Excluding Restructuring and Related Costs, adjusted S&A expense as a percentage of net sales increased to 17.9% in the first six months of 2016 compared to 17.6% in the first six months of 2015. The increase in adjusted S&A expense as a percentage of net sales is primarily due to incremental investments in our business in 2016 and higher pension costs, partially offset by the favorable impact of higher volume and realized savings from our restructuring and related actions.

Total Other Expense

Total other expense was $25.6 million in the first six months of 2016 compared to $18.9 million in the first six months of 2015. The increase is primarily due to a $5.2 million increase in interest expense in the first six months of 2016 as a result of the $400 million debt offering we completed in March 2016, as well as the write-off of an escrow receivable in the second quarter of 2016 associated with a recent acquisition, the effect of which was offset in income taxes by the release of a related liability.

Income Taxes

The effective tax rate in the first six months of 2016 decreased to 30.9% from 32.0% in the first six months of 2015. The decrease is primarily attributable to benefits for the permanent enactment of the research and development tax credit and favorable earnings mix in tax jurisdictions with lower tax rates, partially offset by the net favorable impact of discrete tax items in the first six months of 2016 compared to the first six months of 2015, including the release of a liability in the second quarter of 2016 caused by the expiration of certain statutes associated with an uncertain tax position from a recent acquisition.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell of $141.9 million in the first six months of 2016 was slightly lower as compared to $142.5 million the first six months of 2015. Restructuring and Related Costs were $4.9 million lower year over year on an after-tax basis. Excluding Restructuring and Related Costs, adjusted net income attributable to Hubbell was $150.8 million in the first six months of 2016 compared to $156.3 million in the first six months of 2015. The four percent decline in adjusted net income reflects lower adjusted gross profit margins, higher adjusted S&A expense and interest costs, which were partially offset by a lower effective tax rate. Earnings per diluted share in the first six months of 2016 were $2.53 and increased four percent as compared to the first six months of 2015. Adjusted earnings per diluted share in the first six months of 2016 were $2.69 and increased by one cent as compared to the second quarter of 2015. The average number of diluted shares outstanding declined by 2.2 million in the first six months of 2016 as compared to the same period of the prior year.

HUBBELL INCORPORATED-Form 10-Q    29

Back to Contents

Segment Results

ELECTRICAL

	Six Months Ended June 30,
(In millions)	2016	2015
Net sales	$1,224.1	$1,184.8
Operating income	$132.5	$137.8
Restructuring and related costs	11.8	16.5
Adjusted operating income	$144.3	$154.3
Operating margin	10.8%	11.6%
Adjusted operating margin	11.8%	13.0%

Net sales in the Electrical segment in the first six months of 2016 were $1.2 billion, up three percent as compared to the first six months of 2015 due to net sales from completed acquisitions and higher organic volume, partially offset by headwinds from foreign currency translation. Net sales were three percentage points higher due to the contribution of acquisitions. Organic volume added one percentage point to net sales and foreign currency translation reduced net sales by one percentage point.

Within the segment, net sales of our lighting business increased seven percent in the first six months of 2016 compared to the first six months of 2015, while net sales of our other electrical systems products increased one percent in the same period. Organic net sales of the lighting business grew by nine percent, partially offset by a two percent headwind on pricing. Within the lighting business, net sales of residential lighting products increased by eleven percent year over year and our commercial and industrial lighting products increased by seven percent year over year. The increase in net sales of our other electrical systems products is primarily due to five percent net sales growth from acquisitions partially offset by a three percentage point decline in organic volume and one percentage point from foreign currency translation. The decline in organic net sales volume is primarily due to lower net sales of products in industrial and energy-related markets, primarily our Harsh and Hazardous products, partially offset by net sales growth in construction-related businesses.

Operating income in the Electrical segment for the first six months of 2016 was $132.5 million and decreased 4% percent compared to the first six months of 2015. Operating margin in the first six months of 2016 decreased by 80 basis points to 10.8% as compared to the same period of 2015. Excluding Restructuring and Related Costs, the adjusted operating margin decreased by 120 basis points to 11.8%. The decrease in the adjusted operating margin is primarily due to cost increases in excess of productivity gains, unfavorable product and business mix, foreign exchange headwinds, and pricing headwinds that were partially offset by lower material costs. Those unfavorable impacts were partially offset by realized savings from our restructuring and related actions.

POWER

	Six Months Ended June 30,
(In millions)	2016	2015
Net sales	$519.5	$498.9
Operating income	$101.5	$93.9
Restructuring and related costs	1.3	3.7
Adjusted operating income	$102.8	$97.6
Operating margin	19.5%	18.8%
Adjusted operating margin	19.8%	19.6%

Net sales in the Power segment in the first six months of 2016 were $519.5 million, up four percent as compared to the first six months of 2015 due to the net sales contribution from completed acquisitions and higher organic volume, partially offset by unfavorable foreign currency translation. Net sales increased by three percentage points due to completed acquisitions. Organic volume added two percentage points, offset by one percentage point of headwind from foreign currency translation. The increase in organic volume was primarily due to higher sales of telecommunication products.

Operating income in the Power segment increased eight percent to $101.5 million in the first six months of 2016 compared to the same period of 2015. Operating margin in the first six months of 2016 increased by 70 basis points to 19.5% as compared to the same period of 2015. Excluding Restructuring and Related Costs, the adjusted operating margin increased by 20 basis points to 19.8% in the first six months of 2016. The increase in the adjusted operating margin is primarily due to favorable material costs and price as well as higher volume, partially offset by additional investments in our business in 2016 and acquisitions, which reduced operating margin by approximately 50 basis points.

HUBBELL INCORPORATED-Form 10-Q    30

Back to Contents

Outlook

2016

For the full-year of 2016, we expect our end markets in aggregate to be flat, with low to mid single digit growth in the non-residential and residential markets, and modest growth of one to two percent in the electrical transmission and distribution market. We expect growth in those markets to be offset by an anticipated decline in oil and gas markets, which we project may decline by approximately fifteen to twenty-percent, and industrial markets that are flat-to-down by approximately two percent.

We expect our organic net sales growth in 2016 to outperform end markets and that acquisitions will contribute approximately three percent growth, but that net sales growth will also be challenged in 2016 by continued pressure from foreign exchange rates and the potential for price erosion in light of expected continued weakness in commodity costs.

We expect our operating margins in 2016 will continue to be affected by the unfavorable product and business mix experienced in 2015 as well as the foreign exchange and pricing pressures that we expect to be a headwind on net sales growth. We also expect operating margins in 2016 to be impacted by our plans to continue investing in our businesses in higher growth markets as well as restructuring and related activities with attractive returns. Pension expense is also expected to continue to be a headwind on margins. We anticipate earnings per diluted share in the range of $5.20 to $5.40 in 2016, including approximately $0.35 of restructuring and related costs in 2016 as well as $0.30 of incremental savings in 2016 from restructuring and related actions initiated prior to December 31, 2015.

Finally, with our strong financial position and cash flows provided by operating activities, we expect to continue to enhance shareholder value in 2016 through capital deployment. Our estimate of 2016 earnings per diluted share includes the impact of share repurchases and as of April 26, 2016, we have completed the repurchase of $250 million of Common Stock pursuant to our previously announced plan. In the first half of 2016 we invested $171.6 million in acquisitions and we continue to assess opportunities to expand sales through acquisitions of businesses that fill product line gaps or allow for expansion into new markets. We expect free cash flow (defined as cash flows from operating activities less capital expenditures) to be at least 90% of net income in 2016.

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Six Months Ended June 30,
(In millions)	2016	2015
Net cash provided by (used in):
Operating activities	$122.2	$98.7
Investing activities	(200.5)	(161.5)
Financing activities	86.3	(142.0)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(13.0)	(4.8)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(5.0)	$(209.6)

Cash provided by operating activities for the six months ended June 30, 2016 increased as compared to the same period in 2015 primarily due to a $20 million voluntary contribution the Company made to its qualified domestic defined benefit pension plan in the first quarter of 2015. There were no contributions to the qualified domestic defined benefit pension plan in the six months ended June 30, 2016.

Cash used for investing activities increased to $200.5 million in the six months ended June 30, 2016 compared to cash used of $161.5 million during the comparable period in 2015 and primarily reflects increased cash used for acquisitions.

Cash provided by financing activities was $86.3 million in the six months ended June 30, 2016 as compared to cash used of $142.0 million during the comparable period of 2015. The change in cash flows from financing activities reflects $393.4 million of net proceeds from the $400 million public note offering the Company completed in March 2016 and a $10.1 million increase in short-term borrowings, partially offset by a $170.8 million increase in cash used for the repurchase of Common Stock and a $5.0 million increase in dividends paid.

HUBBELL INCORPORATED-Form 10-Q    31

Back to Contents

The unfavorable impact of foreign currency exchange rates on cash was $13.0 million in the six months ended June 30, 2016 and is $8.2 million more than the comparable period of the prior year primarily related to weakness in the British Pound versus the U.S. dollar in the six months ended June 30, 2016.

Investments in the Business

Investments in our business include cash outlays for the acquisition of businesses as well as expenditures to support our restructuring and related activities and to maintain the operation of our equipment and facilities.

During the first six months of 2016, the Company completed two acquisitions for an aggregate purchase price of $171.6 million, net of cash received. In January 2016, the Company acquired all of the issued and outstanding shares of capital stock of R.W. Lyall & Company, Inc. ("Lyall"), a leader in the design and application of components and assemblies for the natural gas distribution market for a cash purchase price of approximately $129.1 million. Lyall has been added to the Electrical segment. In February 2016, the Company acquired all of the issued and outstanding shares of Electric Motion Company, Inc. and all of the membership interests in Elmot Realty Associates, LLC, Elmot Realty Associates II, LLC, and DelRi LLC, collectively referred to as "EMC", a manufacturer of grounding and connector products for the communication, power, and transportation industries for approximately $42.5 million. EMC has been added to the Power segment. See also Note 2 - Business Acquisitions in the Notes to Condensed Consolidated Financial Statements.

On July 7, 2016, Hubbell acquired Jiangsu Xiangyuan Electrical Equipment Co, Ltd. ("Longbow"), a manufacturer of high voltage polymer insulators based in China that will be added to the Company's Power segment. The aggregate purchase price of Longbow is approximately 9 million Great British Pounds ("GBP"). The Company continues to assess opportunities to expand sales through acquisitions of businesses that fill product gaps or allow for expansion into new markets.

Beginning in the fourth quarter of 2014 and continuing through the second quarter of 2016 we have initiated certain restructuring actions, primarily in response to weakness in certain of our end markets and to optimize our cost structure. As a result of those restructuring actions we exited twelve facilities in 2015 and expect to exit additional facilities in 2016 and 2017.

Costs relating to restructuring actions primarily include severance and employee benefits, facility exit costs and asset impairment charges. With the exception of asset impairment charges, these costs are predominantly settled in cash and will be funded by our operating activities.

The table below presents the cost incurred in the first six months of 2016, additional expected costs and expected completion date for restructuring actions initiated in 2015 and separately for those initiated in the first six months of 2016 (in millions):

	Costs incurred in the six months ended June 30, 2016	Additional expected costs	Expected completion date
2016 Restructuring Actions	$9.1	$6.5	2017
2015 Restructuring Actions	0.4	4.4	2016
Total	$9.5	$10.9

During the first six months of 2016, we used cash of $29.9 million for capital expenditures, a decrease of $4.6 million from the comparable period of 2015.

Stock Repurchase Program

At December 31, 2015, we had total remaining share repurchase authorization of $391.4 million. In the six months ended June 30, 2016, the Company repurchased shares for an aggregate purchase price of $237.8 million bringing our remaining share repurchase authorization to $153.6 million. As a result, we have completed the repurchase of $250 million of Common Stock pursuant to our previously announced plan. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

HUBBELL INCORPORATED-Form 10-Q    32

Back to Contents

Debt to Capital

At June 30, 2016 and December 31, 2015, the Company had $989.7 million and $595.9 million, respectively, of long-term unsecured, unsubordinated notes, net of unamortized discount and the unamortized balance of capitalized debt issuance costs. At December 31, 2015, the Company had long-term unsecured, unsubordinated notes in principal amounts of $300 million due in 2018 and $300 million due in 2022. In March 2016, the Company completed a public debt offering of $400 million of long-term, unsecured, unsubordinated notes maturing in March 2026 and bearing interest at a fixed rate of 3.35%. Net proceeds from the issuance were $393.4 million after deducting the discount on the notes and offering expenses paid by the Company. The Company's long-term unsecured, unsubordinated notes are fixed rate indebtedness, are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default (including as a result of the Company's failure to meet certain non-financial covenants) under the indenture governing the notes, as modified by the supplemental indentures creating such notes, or upon a change in control event as defined in such indenture. The Company was in compliance with all non-financial covenants as of June 30, 2016.

The Company had $58.3 million of short-term debt outstanding at June 30, 2016 and $48.2 million of short-term debt outstanding at December 31, 2015. Short-term debt at June 30, 2016 included $58.0 million of commercial paper borrowings, and also outstanding borrowings of 2.0 million Chinese renminbi (equivalent to $0.3 million) under existing lines of credit used to support the Company's operations in China. Short-term debt at December 31, 2015 included $48.0 million of commercial paper borrowings and also outstanding borrowings of 1.3 million Chinese renminbi (equivalent to $0.2 million) under existing lines of credit in China. The Company also has a credit agreement for a 5.0 million Brazilian reais line of credit to support its Brazilian operations. The line of credit expires in October 2016; however, an undrawn balance is subject to an annual review by the lender. At June 30, 2016 and December 31, 2015, there were no borrowings outstanding under this line of credit.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	June 30, 2016	December 31, 2015
Total Debt	$1,048.0	$644.1
Total Hubbell Shareholders’ Equity	1,570.2	1,740.6
TOTAL CAPITAL	$2,618.2	$2,384.7
Total Debt to Total Capital	40%	27%
Cash and Investments	404.0	405.2
Net Debt	$644.0	$238.9
Net Debt to Total Capital	25%	10%

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

In the first six months of 2016, we invested in acquisitions completed in the first quarter and also returned capital to our shareholders through share repurchases and shareholder dividends. These activities were funded primarily with the proceeds of our $400 million public debt offering completed on March 1, 2016, short-term borrowings, and cash flows from operations.

◦
In the first half of 2016 we invested an aggregate of $171.6 million in acquisitions. We completed the acquisition of Lyall for an aggregate purchase price of $129.1 million and EMC for an aggregate purchase price of $42.5 million. Further discussion of the Lyall and EMC acquisitions can be found in Note 2 — Business Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

◦	In the six months ended June 30, 2016, cash settlements for share repurchases were $246.8 million. Shareholder dividends paid in the six months ended June 30, 2016 were $70.3 million.

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

HUBBELL INCORPORATED-Form 10-Q    33

Back to Contents

Our sources of funds and available resources to meet these funding needs are as follows.

◦
Cash flows from operations and existing cash resources: We continue to target free cash flow (defined as cash flows from operations less capital expenditures) of approximately 90% of net income in 2016. We also have $338.5 million of cash and cash equivalents at June 30, 2016, of which approximately six percent was held inside of the United States and the remainder held internationally.

◦
We have the ability to issue commercial paper for general corporate purposes and our $750 million revolving credit facility, which expires in December 2020, serves as a backup to our commercial paper program. We maintain investment grade credit ratings from the major U.S. rating agencies.

On December 16, 2015 the Company entered into a five-year revolving credit agreement (the "Credit Agreement") with a syndicate of lenders that provides a $750 million committed revolving credit facility, and replaces the $500 million five-year credit agreement dated as of October 20, 2011 that was scheduled to expire in October 2016. Commitments under the Credit Agreement may be increased to an aggregate amount not to exceed $1.250 billion. The interest rate applicable to borrowing under the Credit Agreement is generally either the adjusted LIBOR plus an applicable margin (determined by reference to a ratings based grid) or the alternate base rate. The single financial covenant in the Credit Agreement, which the Company was in compliance with at June 30, 2016, requires that total debt not exceed 55% of total capitalization as of the last day of each fiscal quarter of the Company. Annual commitment fees to support availability under the credit facility are not material. Although not the principal source of liquidity, we believe our credit facility is capable of providing significant financing flexibility at reasonable rates of interest. However, in the event of a significant deterioration in the results of our operations or cash flows, leading to deterioration in financial condition, our borrowing costs could increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements. As of June 30, 2016 the credit facility had not been drawn against.

◦
In addition to our commercial paper program and existing revolving credit facility we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position we believe that we would be able to obtain additional long-term debt financing on attractive terms.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first six months of 2016, there were no significant changes in our estimates and critical accounting policies.

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our expected capital resources, expenses, employer contributions, liquidity, financial performance and results of operations and are based on our reasonable current expectations. In addition, all statements regarding restructuring plans and expected associated costs and benefits, expected future financial performance, expected outcome of legal proceedings, or improvement in operating results, anticipated changes in tax rates, anticipated market conditions, potential future acquisitions, and productivity initiatives are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

•	Changes in demand for our products, market conditions, product quality, or product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	The expected benefits and the timing of other actions in connection with our Enterprise Resource Planning ("ERP") system.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected or future levels of operating cash flow, indebtedness and capital spending.

HUBBELL INCORPORATED-Form 10-Q    34

Back to Contents

•	General economic and business conditions in particular industries, markets or geographic regions, as well as inflationary trends.

•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	A major disruption in one or more of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations and relocations.

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

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the first six months of 2016. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED-Form 10-Q    35

Back to Contents

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings

With regard to the matter captioned Norfolk County Retirement System v. Cardoso, et al., No. 3:15-cv-01507-AWT filed in the United States District Court for the District of Connecticut that was previously reported in the Company’s Form 10-K filed for the 2015 fiscal year, on June 21, 2016, Norfolk County Retirement System and the Company’s Board of Directors, Bessemer Trust Co., N.A. (“Bessemer”), as Trustee for the Louie E. Roche Trust and the Harvey Hubbell Trust (collectively, the “Trusts”), and the Company entered into a Stipulation of Settlement (the “Stipulation”), which provides for the complete settlement, release and dismissal of all claims alleged. The Stipulation provides, among other things, (a) for a period of 150 days from and after the date upon which the settlement becomes final, Bessemer will refrain from engaging in any sales of the Company’s common stock unless it determines, in its sole discretion, that the failure to sell the Company’s common stock will constitute a breach of its fiduciary duties to the Trusts and their beneficiaries and (b) for a period of 365 days from and after the date upon which the Stipulation was executed, the Company will refrain from knowingly repurchasing any shares of common stock of the Company from Bessemer in a block trade, in a privately negotiated transaction between the Company and Bessemer or through a stock repurchase program similar in structure to the Company’s previous stock repurchase program authorized by the Company’s Board of Directors. The Stipulation is subject to, among other things, court approval before it can be final.  On July 11, 2016, the plaintiff submitted the Stipulation to the Court for preliminary approval.

ITEM 1A	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 21, 2014, our Board of Directors approved a share repurchase program that authorized the repurchase of up to $300 million shares of Common Stock (the “October 2014” program”). On August 23, 2015, our Board of Directors approved a second share repurchase program that authorized the repurchase of up to $250 million additional shares of Common Stock (the “August 2015” program).  As of December 31, 2015, we had $141.4 million of remaining share repurchase authorization under the October 2014 program and $250 million of remaining share repurchase authorization under the August 2015 program, for a total remaining share repurchase authorization of $391.4 million. In the six months ended June 30, 2016, the Company repurchased shares for an aggregate purchase price of $237.8 million. As a result, our share repurchase authorization under the October 2014 program has been fully utilized and, as of June 30, 2016, our remaining share repurchase authorization under the August 2015 program was $153.6 million. The August 2015 program expires in October 2017.

HUBBELL INCORPORATED-Form 10-Q    36

Back to Contents

	Total Number of Shares of Common Stock Purchased	Average Price Paid per share of Common Stock	Approximate Value of Shares that May Yet Be Purchased Under the Programs
Period	(000’s)	Share	(in millions)
BALANCE AS OF MARCH 31, 2016			$188.9
April 2016	329	$107.28	$153.6
May 2016	—	$—	$153.6
June 2016	—	$—	$153.6
TOTAL FOR THE QUARTER ENDED JUNE 30, 2016	329	$107.28

HUBBELL INCORPORATED-Form 10-Q    37

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.1	Hubbell Incorporated Senior Executive Incentive Compensation Plan, as Amended and Restated (Effective January 1, 2016)	8-K	001-02958	10.1	May 9, 2016
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    38

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2016

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Joseph A. Capozzoli
	William R. Sperry		Joseph A. Capozzoli
	Senior Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)

HUBBELL INCORPORATED-Form 10-Q    39