Form 10-Q
period 2016-09-30
HUBBELL INC
filed 2016-10-26
CIK 48898

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			☐	☑

The number of shares outstanding of Hubbell Common Stock as of October 20, 2016 was 55,356,848.

HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2016	2015	2016	2015
Net sales	$907.4	$877.0	$2,651.0	$2,560.7
Cost of goods sold	618.7	587.0	1,808.9	1,735.8
Gross profit	288.7	290.0	842.1	824.9
Selling & administrative expenses	152.7	159.0	472.1	462.2
Operating income	136.0	131.0	370.0	362.7
Interest expense, net	(11.6)	(7.6)	(31.9)	(22.7)
Other (expense) income, net	(0.3)	(8.3)	(5.6)	(12.1)
Total other expense	(11.9)	(15.9)	(37.5)	(34.8)
Income before income taxes	124.1	115.1	332.5	327.9
Provision for income taxes	36.0	40.4	100.4	108.5
Net income	88.1	74.7	232.1	219.4
Less: Net income attributable to noncontrolling interest	1.4	1.4	3.5	3.6
Net income attributable to Hubbell	$86.7	$73.3	$228.6	$215.8
Earnings per share
Basic	$1.56	$1.27	$4.10	$3.73
Diluted	$1.56	$1.27	$4.08	$3.71
Cash dividends per common share	$0.63	$0.56	$1.89	$1.68
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,
(in millions)	2016	2015
Net income	$88.1	$74.7
Other comprehensive income (loss):
Foreign currency translation adjustments	(2.6)	(29.9)
Pension and post retirement benefit plans’ prior service costs and net actuarial gains, net of taxes of ($1.1) and ($1.0)	2.1	1.8
Unrealized gain (loss) on investments, net of taxes of $0.1 and $0.0	(0.2)	—
Unrealized gain on cash flow hedges, net of taxes of ($0.2) and ($0.2)	0.6	0.6
Other comprehensive income (loss)	(0.1)	(27.5)
Total comprehensive income	88.0	47.2
Less: Comprehensive income attributable to noncontrolling interest	1.4	1.4
Comprehensive income attributable to Hubbell	$86.6	$45.8
See notes to unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
(in millions)	2016	2015
Net income	$232.1	$219.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(15.7)	(40.1)
Pension and post retirement benefit plans’ prior service costs and net actuarial gains, net of taxes of ($3.6) and ($2.9)	6.2	5.3
Unrealized gain (loss) on investments, net of taxes of ($0.1) and $0.0	0.3	(0.1)
Unrealized gain (loss) on cash flow hedges, net of taxes of $0.8 and ($0.2)	(1.9)	0.6
Other comprehensive income (loss)	(11.1)	(34.3)
Total comprehensive income	221.0	185.1
Less: Comprehensive income attributable to noncontrolling interest	3.5	3.6
Comprehensive income attributable to Hubbell	$217.5	$181.5
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$364.5	$343.5
Short-term investments	13.7	12.2
Accounts receivable, net	565.9	466.6
Inventories, net	545.7	540.0
Other current assets	31.9	25.5
Total Current Assets	1,521.7	1,387.8
Property, Plant, and Equipment, net	436.3	419.7
Other Assets
Investments	52.4	49.5
Goodwill	992.0	928.5
Intangible assets, net	440.7	372.2
Other long-term assets	48.0	51.0
TOTAL ASSETS	$3,491.1	$3,208.7
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$5.8	$48.2
Accounts payable	291.5	289.5
Accrued salaries, wages and employee benefits	72.5	75.3
Accrued insurance	54.2	50.4
Other accrued liabilities	153.5	139.7
Total Current Liabilities	577.5	603.1
Long-Term Debt	990.1	595.9
Other Non-Current Liabilities	288.9	260.7
TOTAL LIABILITIES	1,856.5	1,459.7
Total Hubbell Shareholders’ Equity	1,625.5	1,740.6
Noncontrolling interest	9.1	8.4
Total Equity	1,634.6	1,749.0
TOTAL LIABILITIES AND EQUITY	$3,491.1	$3,208.7
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in millions)	2016	2015
Cash Flows from Operating Activities
Net income	$232.1	$219.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68.6	63.6
Deferred income taxes	4.3	(10.8)
Stock-based compensation	13.1	10.8
Tax benefit on stock-based awards	(3.3)	(1.9)
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(73.8)	(60.5)
Decrease (increase) in inventories, net	8.6	(70.3)
Increase in current liabilities	0.8	57.0
Changes in other assets and liabilities, net	8.8	5.0
Contribution to qualified defined benefit pension plans	(1.4)	(22.1)
Other, net	2.9	2.9
Net cash provided by operating activities	260.7	193.1
Cash Flows from Investing Activities
Capital expenditures	(45.8)	(52.3)
Acquisition of businesses, net of cash acquired	(172.5)	(163.3)
Purchases of available-for-sale investments	(13.1)	(15.2)
Proceeds from available-for-sale investments	8.8	9.1
Other, net	3.5	2.1
Net cash used in investing activities	(219.1)	(219.6)
Cash Flows from Financing Activities
Long-term debt borrowings	397.0	—
Short-term debt borrowings, net	(47.7)	(1.0)
Payment of dividends	(105.1)	(97.2)
Payment of dividends to noncontrolling interest	(2.8)	(2.5)
Repurchase of common shares	(246.8)	(76.0)
Tax benefit on stock-based awards	3.3	1.9
Debt issuance costs	(3.6)	—
Other, net	(0.3)	0.1
Net cash used in financing activities	(6.0)	(174.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(14.6)	(18.9)
Decrease in cash and cash equivalents	21.0	(220.1)
Cash and cash equivalents
Beginning of period	343.5	653.9
End of period	$364.5	$433.8
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

During the fourth quarter of 2015, the Company identified a misclassification of costs between Cost of goods sold and Selling & administrative expenses that occurred during the first, second and third quarters of 2015, which has resulted in management revising its previously reported financial results to correct for such misclassification. The impact of the misclassification was to overstate Selling & administrative expenses and understate Cost of goods sold by $1.1 million for the three months ended September 30, 2015. Accordingly, the originally reported Cost of goods sold of $585.9 million, the originally reported Gross profit of $291.1 million and the originally reported Selling & administrative expenses of $160.1 million for the three months ended September 30, 2015 were revised by $1.1 million in the accompanying Condensed Consolidated Statement of Income. In addition, the impact of the misclassification was to overstate Selling & administrative expenses and understate Cost of goods sold by $3.0 million for the nine months ended September 30, 2015. Accordingly, the originally reported Cost of goods sold of $1,732.8 million, the originally reported Gross profit of $827.9 million, and the originally reported Selling & administrative expenses of $465.2 million for the nine months ended September 30, 2015 were revised by $3.0 million in the accompanying Condensed Consolidated Statement of Income. Management has concluded that the misclassifications are immaterial to the previously issued quarterly financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update (ASU 2016-09) relating to the accounting for share-based payments. Upon adoption, from a statement of income viewpoint, the new guidance will require all income tax effects of share-based awards to be recognized in the income statement when the awards vest or are settled, and allows companies an additional election in the methods to estimate forfeitures of share-based payments. It also increases the amount an employer can withhold to satisfy the employer's statutory income tax withholding obligation while still qualifying for the exception to liability classification of the share-based awards. From a statement of cash flows viewpoint, the new guidance requires that excess tax benefits be classified as an operating activity and cash paid to a tax authority when shares are withheld to satisfy the employer's statutory income tax withholdings be classified as a financing activity. This update is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company is currently assessing the impact of this standard on its financial statements.

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

NOTE 2 Business Acquisitions

In the first quarter of 2016, the Company acquired all of the outstanding shares of R.W. Lyall & Company, Inc. ("Lyall"), a leader in the design and application of components and assemblies for the natural gas distribution market. Lyall was purchased for $129.1 million, net of cash received, and has been added to the Electrical segment, resulting in the recognition of intangible assets of $68.9 million and goodwill of $48.4 million. The $68.9 million of intangible assets consists primarily of customer relationships and trade names and will be amortized over a weighted average period of approximately 21 years. All of the goodwill is expected to be deductible for tax purposes.

In the first quarter of 2016, the Company acquired all of the issued and outstanding shares of Electric Motion Company, Inc. and all of the membership interests in Elmot Realty Associates, LLC, Elmot Realty Associates II, LLC, and DelRi LLC, collectively referred to as "EMC". EMC is a leading manufacturer of grounding and connector products for the communications, power, and transportation industries and was purchased for $42.5 million, net of cash received, and has been added to the Power segment, resulting in the recognition of intangible assets of $16.9 million and goodwill of $16.4 million. The $16.9 million of intangible assets consists primarily of customer relationships and trade names and will be amortized over a weighted average period of approximately 19 years. None of the goodwill associated with the EMC acquisition is expected to be deductible for tax purposes.

In the third quarter of 2016, the Company acquired all of the equity interests of Jiangsu Xiang Yuan Electric Equipment Co., Ltd. ("Longbow"). Longbow is a leading manufacturer of high voltage polymer insulators for the electric utility and railway industry. Longbow was purchased for approximately $14.2 million, net of $2.0 million cash received, of which $2.9 million was paid at closing, and the remaining approximately $13.3 million is to be paid in future installments. The purchase price is subject to customary post-closing adjustments. Longbow has been added to the Power segment. We have recognized intangible assets of $6.8 million and goodwill of $2.0 million as a result of this acquisition. The $6.8 million of intangible assets consists primarily of customer relationships and trade names and will be amortized over a weighted average period of approximately 11 years. None of the goodwill associated with the Longbow acquisition is expected to be deductible for tax purposes.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition related to these transactions (in millions):

Tangible assets acquired	$66.2
Intangible assets	92.6
Goodwill	66.9
Net deferred taxes	(8.7)
Other liabilities assumed	(31.2)
TOTAL CONSIDERATION, NET OF CASH RECEIVED	$185.8

The allocation of purchase price is based on preliminary estimates and assumptions, and is subject to revision based on final information received and other analysis that support the underlying estimates. We expect to complete our purchase accounting within the measurement period for each acquisition.

The Condensed Consolidated Financial Statements include the results of operations of the acquired entities from the date of acquisition. Net sales and earnings related to these acquisitions for the three and nine months ended September 30, 2016 were not significant to the consolidated results. Pro forma information related to these acquisitions has not been included because the impact to the Company’s consolidated results of operations was not material.

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

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2016	2015	2016	2015	2016	2015
Three Months Ended September 30,
Electrical	$634.6	$617.5	$80.9	$78.8	12.7%	12.8%
Power	272.8	259.5	55.1	52.2	20.2%	20.1%
TOTAL	$907.4	$877.0	$136.0	$131.0	15.0%	14.9%
Nine Months Ended September 30,
Electrical	$1,858.7	$1,802.3	$213.5	$216.6	11.5%	12.0%
Power	792.3	758.4	156.5	146.1	19.8%	19.3%
TOTAL	$2,651.0	$2,560.7	$370.0	$362.7	14.0%	14.2%

NOTE 4 Inventories, net

Inventories, net are comprised of the following (in millions):

	September 30, 2016	December 31, 2015
Raw material	$166.8	$167.5
Work-in-process	105.2	99.6
Finished goods	343.4	342.6
	615.4	609.7
Excess of FIFO over LIFO cost basis	(69.7)	(69.7)
TOTAL	$545.7	$540.0

HUBBELL INCORPORATED-Form 10-Q    9

Back to Contents

NOTE 5 Goodwill and Intangible Assets, net

Changes in the carrying values of goodwill for the nine months ended September 30, 2016, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
BALANCE DECEMBER 31, 2015	$611.2	$317.3	$928.5
Current year acquisitions (Note 2 – Business Acquisitions)	48.4	18.5	66.9
Foreign currency translation and prior year acquisitions	(4.7)	1.3	(3.4)
BALANCE SEPTEMBER 30, 2016	$654.9	$337.1	$992.0

In 2016, the Company completed the acquisitions of Lyall, EMC and Longbow. The Lyall acquisition was added to the Electrical segment, while the EMC and Longbow acquisitions were added to the Power segment. These acquisitions have been accounted for as business combinations and have resulted in the recognition of $66.9 million of goodwill. See Note 2 – Business Acquisitions for additional information.

The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheet is as follows (in millions):

	September 30, 2016		December 31, 2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$144.6	$(42.6)	$133.8	$(38.0)
Customer/agent relationships and other	407.8	(122.7)	331.2	(108.3)
Total	$552.4	$(165.3)	$465.0	$(146.3)
Indefinite-lived:
Tradenames and other	53.6	—	53.5	—
TOTAL	$606.0	$(165.3)	$518.5	$(146.3)

Amortization expense associated with definite-lived intangible assets was $24.0 million and $20.9 million for the nine months ended September 30, 2016 and 2015, respectively. Future amortization expense associated with these intangible assets is expected to be $8.3 million for the remainder of 2016, $32.6 million in 2017, $31.1 million in 2018, $29.0 million in 2019, $28.0 million in 2020, and $27.1 million in 2021.

HUBBELL INCORPORATED-Form 10-Q    10

Back to Contents

NOTE 6 Other Accrued Liabilities

Other accrued liabilities are comprised of the following (in millions):

	September 30, 2016	December 31, 2015
Customer program incentives	$34.5	$40.7
Accrued income taxes	5.1	2.1
Deferred revenue	14.6	15.0
Other	99.3	81.9
TOTAL	$153.5	$139.7

NOTE 7 Other Non-Current Liabilities

Other non-current liabilities are comprised of the following (in millions):

	September 30, 2016	December 31, 2015
Pensions	$152.1	$150.7
Other postretirement benefits	24.1	24.3
Deferred tax liabilities	54.9	36.1
Other	57.8	49.6
TOTAL	$288.9	$260.7

HUBBELL INCORPORATED-Form 10-Q    11

Back to Contents

NOTE 8 Total Equity

Total equity is comprised of the following (in millions, except per share amounts):

	September 30, 2016	December 31, 2015
Common stock, $.01 par value:
Common Stock-- authorized 200.0 shares; issued and outstanding 55.4 and 57.8 shares	$0.6	$0.6
Additional paid-in capital	6.5	78.1
Retained earnings	1,853.7	1,886.1
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(134.0)	(140.2)
Cumulative translation adjustment	(101.1)	(85.4)
Unrealized gain on investment, net of tax	0.3	—
Cash flow hedge (loss) gain, net of tax	(0.5)	1.4
Total Accumulated other comprehensive loss	(235.3)	(224.2)
Hubbell shareholders’ equity	1,625.5	1,740.6
Noncontrolling interest	9.1	8.4
TOTAL EQUITY	$1,634.6	$1,749.0

For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against Common Stock par value, Additional paid-in capital, to the extent available, and Retained earnings. As a result of this accounting treatment, during the first nine months of 2016, $155.5 million of purchase price of repurchased shares was allocated to retained earnings.

A summary of the changes in equity for the nine months ended September 30, 2016 and 2015 is provided below (in millions):

	Nine Months Ended September 30,
	2016			2015
	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity
EQUITY, JANUARY 1	$1,740.6	$8.4	$1,749.0	$1,927.1	$8.6	$1,935.7
Total comprehensive income	217.5	3.5	221.0	181.5	3.6	185.1
Stock-based compensation	13.1	—	13.1	10.2	—	10.2
Income tax windfall from stock-based awards, net	2.2	—	2.2	1.9	—	1.9
Repurchase/surrender of shares of common stock	(242.9)	—	(242.9)	(79.8)	—	(79.8)
Issuance of shares related to directors’ deferred compensation, net	0.4	—	0.4	0.2	—	0.2
Dividends to noncontrolling interest	—	(2.8)	(2.8)	—	(2.5)	(2.5)
Cash dividends declared	(105.4)	—	(105.4)	(97.2)	—	(97.2)
EQUITY, SEPTEMBER 30	$1,625.5	$9.1	$1,634.6	$1,943.9	$9.7	$1,953.6

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statement of Comprehensive Income.

HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents

NOTE 9 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the nine months ended September 30, 2016 is provided below (in millions):

(debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2015	$1.4	$—	$(140.2)	$(85.4)	$(224.2)
Other comprehensive income (loss) before reclassifications	(1.8)	0.3	—	(15.7)	(17.2)
Amounts reclassified from accumulated other comprehensive loss	(0.1)	—	6.2	—	6.1
Current period other comprehensive income (loss)	(1.9)	0.3	6.2	(15.7)	(11.1)
BALANCE AT SEPTEMBER 30, 2016	$(0.5)	$0.3	$(134.0)	$(101.1)	$(235.3)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three and nine months ended September 30, 2016 and 2015 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$—	$—		Net sales
	(0.4)	0.6		Cost of goods sold
	(0.4)	0.6		Total before tax
	0.1	(0.1)		Tax (expense) benefit
	$(0.3)	$0.5		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.2	$0.1	(a)
Actuarial gains/(losses)	(3.4)	(2.9)	(a)
	(3.2)	(2.8)		Total before tax
	1.1	1.0		Tax benefit (expense)
	$(2.1)	$(1.8)		(Loss) gain net of tax
Losses reclassified into earnings	$(2.4)	$(1.3)		(Loss) gain net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11 - Pension and Other Benefits for additional details).

HUBBELL INCORPORATED-Form 10-Q    13

Back to Contents

Details about Accumulated Other Comprehensive Loss Components	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$(0.2)	$—		Net sales
	0.3	1.7		Cost of goods sold
	0.1	1.7		Total before tax
	—	(0.4)		Tax (expense) benefit
	$0.1	$1.3		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.6	$0.6	(a)
Actuarial gains/(losses)	(10.4)	(8.8)	(a)
	(9.8)	(8.2)		Total before tax
	3.6	2.9		Tax benefit (expense)
	$(6.2)	$(5.3)		(Loss) gain net of tax
Losses reclassified into earnings	$(6.1)	$(4.0)		(Loss) gain net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11 - Pension and Other Benefits for additional details).

HUBBELL INCORPORATED-Form 10-Q    14

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

The following table sets forth the computation of earnings per share for the three and nine months ended September 30, 2016 and 2015 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to Hubbell	$86.7	$73.3	$228.6	$215.8
Less: Earnings allocated to participating securities	(0.3)	(0.2)	(0.7)	(0.6)
Net income available to common shareholders	$86.4	$73.1	$227.9	$215.2
Denominator:
Average number of common shares outstanding	55.3	57.7	55.6	57.8
Potential dilutive common shares	0.2	0.2	0.2	0.3
Average number of diluted shares outstanding	55.5	57.9	55.8	58.1
Earnings per share:
Basic	$1.56	$1.27	$4.10	$3.73
Diluted	$1.56	$1.27	$4.08	$3.71

The Company did not have any significant anti-dilutive securities during the three and nine months ended September 30, 2016 and 2015. The calculation of diluted earnings per share for the three and nine months ended September 30, 2016 excludes 55,561 and 56,147, respectively, of performance shares that are subject to a performance condition. The calculation of diluted earnings per share for the three and nine months ended September 30, 2015 excludes 27,508 and 28,105, respectively, of performance shares that are subject to a performance condition. These shares are excluded from the calculation of diluted earnings per share because all necessary performance conditions were not satisfied at the end of those reporting periods.

HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents

NOTE 11 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Three Months Ended September 30,
Service cost	$3.1	$4.6	$—	$—
Interest cost	10.5	10.2	0.3	0.3
Expected return on plan assets	(11.3)	(13.3)	—	—
Amortization of prior service cost	0.1	0.1	(0.3)	(0.2)
Amortization of actuarial losses/(gains)	3.4	3.2	—	—
NET PERIODIC BENEFIT COST	$5.8	$4.8	$—	$0.1
Nine Months Ended September 30,
Service cost	$10.1	$13.6	$—	$—
Interest cost	31.5	30.4	0.9	0.9
Expected return on plan assets	(33.3)	(39.9)	—	—
Amortization of prior service cost	0.1	0.1	(0.7)	(0.7)
Amortization of actuarial losses/(gains)	10.4	9.1	—	—
NET PERIODIC BENEFIT COST	$18.8	$13.3	$0.2	$0.2

Employer Contributions

Although not required by ERISA and the Internal Revenue Code, the Company may elect to make a voluntary contribution to its qualified domestic defined benefit pension plan in 2016. No contributions were required in the prior year, but the Company made a voluntary contribution to its qualified domestic defined benefit pension plan of $20.0 million in January 2015. The Company anticipates making required contributions of approximately $1.9 million to its foreign pension plans during 2016, of which $1.4 million has been contributed through September 30, 2016.

NOTE 12 Guarantees

The Company records a liability equal to the fair value of guarantees in the Condensed Consolidated Balance Sheet in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of September 30, 2016 and December 31, 2015, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the nine months ended September 30, 2016 and 2015 are set forth below (in millions):

	2016	2015
BALANCE AT JANUARY 1,	$13.2	$13.7
Provision	7.0	8.1
Expenditures/other	(6.7)	(8.1)
BALANCE AT SEPTEMBER 30,	$13.5	$13.7

HUBBELL INCORPORATED-Form 10-Q    16

Back to Contents

NOTE 13 Fair Value Measurement

Investments

At September 30, 2016 and December 31, 2015, the Company had $55.7 million and $52.0 million, respectively, of available-for-sale securities. At September 30, 2016 our available-for-sale securities consisted of $50.8 million of municipal bonds classified in Level 2 of the fair value hierarchy, as well as $4.9 million of redeemable preferred stock classified in Level 3 of the fair value hierarchy. At December 31, 2015 our available-for-sale securities consisted of $47.4 million of municipal bonds classified in Level 2 of the fair value hierarchy, as well as $4.6 million of redeemable preferred stock classified in Level 3 of the fair value hierarchy. The Company also had $10.4 million of trading securities at September 30, 2016 and $9.7 million at December 31, 2015 that are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

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

Back to Contents

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2016 and December 31, 2015 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
September 30, 2016
Money market funds(a)	$184.4	$—	$—	$184.4
Available for sale investments	—	50.8	4.9	55.7
Trading securities	10.4	—	—	10.4
Deferred compensation plan liabilities	(10.4)	—	—	(10.4)
Derivatives:
Forward exchange contracts-Assets(b)	—	0.2	—	0.2
Forward exchange contracts-(Liabilities)(c)	—	(0.4)	—	(0.4)
TOTAL	$184.4	$50.6	$4.9	$239.9

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
December 31, 2015
Money market funds(a)	$210.9	$—	$—	$210.9
Available for sale investments	—	47.4	4.6	52.0
Trading securities	9.7	—	—	9.7
Deferred compensation plan liabilities	(9.7)	—	—	(9.7)
Derivatives:
Forward exchange contracts-Assets(b)	—	2.5	—	2.5
Forward exchange contracts-(Liabilities)(c)	—	(0.1)	—	(0.1)
TOTAL	$210.9	$49.8	$4.6	$265.3
(a) Money market funds are reflected in Cash and cash equivalents in the Condensed Consolidated Balance Sheet.
(b) Forward exchange contracts-Assets are reflected in Other current assets in the Condensed Consolidated Balance Sheet.
(c) Forward exchange contracts-(Liabilities) are reflected in Other accrued liabilities in the Condensed Consolidated Balance Sheet.

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

During the three and nine months ended September 30, 2016 there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. There were also no transfers in or out of Level 3 during that period.

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During the nine months ended September 30, 2016 and 2015, the Company purchased $1.3 million and $1.0 million, respectively, of trading securities related to these deferred compensation plans. As a result of participant distributions, the Company sold $1.2 million of these trading securities during the nine months ended September 30, 2016 and $0.3 million during the nine months ended September 30, 2015. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

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

Forward exchange contracts

In 2016 and 2015, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge exposure to fluctuating rates of exchange for both anticipated inventory purchases and forecasted sales by its subsidiaries that transact business in Canada. As of September 30, 2016, the Company had 33 individual forward exchange contracts for an aggregate notional amount of $28.7 million, having various expiration dates through August 2017. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

The following table summarizes the results of cash flow hedging relationships for the three months ended September 30, 2016 and 2015 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings Effective Portion (net of tax)
Derivative Instrument	2016	2015	(Effective Portion)	2016	2015
Forward exchange contract	$(0.3)	$0.6	Net sales	$—	$—
			Cost of goods sold	$0.3	$0.2

The following table summarizes the results of cash flow hedging relationships for the nine months ended September 30, 2016 and 2015 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings Effective Portion (net of tax)
Derivative Instrument	2016	2015	(Effective Portion)	2016	2015
Forward exchange contract	$(1.8)	$1.6	Net sales	$(0.2)	$—
			Cost of goods sold	$0.3	$1.0

Hedge ineffectiveness was immaterial with respect to the forward exchange cash flow hedges during the three and nine months ended September 30, 2016 and 2015.

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

On October 16, 2015, Norfolk County Retirement System, a purported former holder of the Company’s Class B common stock, filed a complaint in the United States District Court for the District of Connecticut challenging the Reclassification of the Company’s dual-class common stock into a single class of common stock (the "Reclassification"). The complaint was captioned Norfolk County Retirement System v. Cardoso, et al., No. 3:15-cv-01507-AWT. The plaintiff asserted claims against the Company’s Board of Directors, Bessemer Trust Co., N.A. (“Bessemer”), as Trustee for the Trusts, and the Company (collectively, "Defendants"). The plaintiff claimed, among other things, that the Company and its Board of Directors had violated the Company’s certificate of incorporation by agreeing to make a payment to the holders of Class A common stock in connection with the Reclassification, and that the Board of Directors had violated its fiduciary duties by structuring the Reclassification in a supposedly coercive way and by allegedly making materially misleading disclosures to shareholders. The plaintiff also claimed, among other things, that Bessemer had aided and abetted the Board of Directors' purported violation of the certificate of incorporation and breach of fiduciary duties. As relief, the plaintiff demanded an injunction against the shareholder vote on the Reclassification, damages, an award of costs and attorneys’ fees, and other relief. At the same time as filing its complaint, the plaintiff sent a derivative demand letter to the Board of Directors, making similar allegations of wrongdoing, and demanding, among other things, that the Company file suit against the Board and Bessemer to recover damages supposedly sustained by the Company.

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

Under the Stipulation, among other things, if the Stipulation is approved and the settlement becomes final, (a) for a period of 150 days from and after the date upon which the settlement becomes final, Bessemer has agreed it will refrain from engaging in any sales of the Company's common stock unless it determines, in its sole discretion, that the failure to sell the Company's common stock will constitute a breach of its fiduciary duties to the Trusts and their beneficiaries and (b) for a period of 365 days from and after the date upon which the Stipulation was executed, the Company has agreed that it will refrain from knowingly repurchasing any shares of common stock of the Company from Bessemer in a block trade, in a privately negotiated transaction between the Company and Bessemer or through a stock repurchase program similar in structure to the Company's previous stock repurchase program authorized by the Company's Board of Directors. On August 24, 2016, the Court preliminarily approved the settlement and scheduled a hearing on final approval of the settlement for November 22, 2016.

HUBBELL INCORPORATED-Form 10-Q    20

Back to Contents

NOTE 15 Restructuring Costs and Other

In the three and nine months ended September 30, 2016, we incurred costs for restructuring actions initiated in 2016 as well as costs involving restructuring actions initiated in the prior year. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions and the sale or exit of business units we determine non-strategic.

Pre-tax restructuring costs incurred in each of our segments and the location of the costs in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2016 and 2015 is as follows (in millions):

	Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015
	Cost of goods sold		Selling & administrative expense		Total
Electrical Segment	$4.2	$5.0	$0.1	$2.2	$4.3	$7.2
Power Segment	—	0.1	0.2	0.5	0.2	0.6
Total Pre-Tax Restructuring Costs	$4.2	$5.1	$0.3	$2.7	$4.5	$7.8

	Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015
	Cost of goods sold		Selling & administrative expense		Total
Electrical Segment	$7.8	$12.3	$5.0	$5.4	$12.8	$17.7
Power Segment	0.5	0.8	0.6	1.0	1.1	1.8
Total Pre-Tax Restructuring Costs	$8.3	$13.1	$5.6	$6.4	$13.9	$19.5

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/16	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 9/30/2016
2016 Restructuring Actions
Severance	$—	$7.8	$(3.2)	$4.6
Asset write-downs	—	2.6	(2.6)	—
Facility closure and other costs	—	1.6	(0.7)	0.9
Total 2016 Restructuring Actions	$—	$12.0	$(6.5)	$5.5
2015 and Prior Restructuring Actions
Severance	$7.5	$0.7	$(5.3)	$2.9
Facility closure and other costs	0.4	1.2	(1.1)	0.5
Total 2015 and Prior Restructuring Actions	$7.9	$1.9	$(6.4)	$3.4
Total Restructuring Actions	$7.9	$13.9	$(12.9)	$8.9

HUBBELL INCORPORATED-Form 10-Q    21

Back to Contents

The actual costs incurred and total expected cost of our on-going restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2015	Costs incurred during first nine months of 2016	Remaining costs at 9/30/2016
2016 Restructuring Actions
Electrical Segment	$14.0	$—	$11.0	$3.0
Power Segment	1.2	—	1.0	0.2
Total 2016 Restructuring Actions	$15.2	$—	$12.0	$3.2
2015 Restructuring Actions
Electrical Segment	22.1	17.3	1.9	2.9
Power Segment	1.9	1.9	—	—
Total 2015 Restructuring Actions	$24.0	$19.2	$1.9	$2.9
Total Restructuring Actions	$39.2	$19.2	$13.9	$6.1

NOTE 16 Long Term Debt and Financing Arrangements

Long-term debt consists of the following (in millions):

	Maturity	September 30, 2016	December 31, 2015
Senior notes at 5.95%	2018	$299.2	$298.8
Senior notes at 3.625%	2022	297.4	297.1
Senior notes at 3.35%	2026	393.5	—
TOTAL LONG TERM DEBT (a)		$990.1	$595.9
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

The Company was in compliance with all non-financial covenants under all Senior notes as of September 30, 2016.

As of September 30, 2016 and December 31, 2015, the estimated fair value of the long-term debt was $1,058.8 million and $630.5 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

At December 31, 2015, the Company had $48.2 million of short-term debt outstanding which consisted primarily of commercial paper. The Company had $5.8 million of short-term debt outstanding at September 30, 2016.

On December 16, 2015, the Company entered into a five-year revolving credit agreement (the "Credit Agreement") with a syndicate of lenders that provides a $750 million committed revolving credit facility. The revolving credit facility serves as a backup to the Company's commercial paper program. The single financial covenant in the Credit Agreement, which the Company was in compliance with at September 30, 2016, requires that total debt not exceed 55% of total capitalization as of the last day of each fiscal quarter of the Company. At September 30, 2016 and December 31, 2015 the revolving credit facility had not been drawn against.

HUBBELL INCORPORATED-Form 10-Q    22

Back to Contents

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the United Kingdom, Brazil, Australia, and Ireland. The Company also participates in joint ventures in Taiwan and Hong Kong, and maintains offices in Ireland, Singapore, China, India, Mexico, South Korea and certain countries in the Middle East. The Company employs approximately 17,000 individuals worldwide.

The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for the three and nine months ended September 30, 2016 are included under “Segment Results” within this Management Discussion and Analysis.

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

Trading in the Company's Class A common stock and Class B common stock ceased after markets closed on December 23, 2015 and trading in the Company's single class of Common Stock commenced on the New York Stock Exchange on December 24, 2015, under the ticker "HUBB". The aggregate amount of the Class A Cash Consideration paid in connection with, and at the time of, the Reclassification was $200.7 million. The Company has accounted for the Reclassification by adjusting the Company’s capital stock accounts. The par value of the Class A common stock and the Class B common stock were reclassified to Common Stock par value. Paid-in capital of the Class A common stock was zero at the time of the Reclassification and, therefore, the full amount of the Class A Cash Consideration paid in the Reclassification was applied as a reduction to retained earnings.

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

Back to Contents

Results of Operations – Third Quarter of 2016 compared to the Third Quarter of 2015

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended September 30,
	2016	% of Net sales	2015	% of Net sales
Net sales	$907.4		$877.0
Cost of goods sold	618.7	68.2%	587.0	66.9%
Gross profit	288.7	31.8%	290.0	33.1%
Selling & administrative ("S&A") expense	152.7	16.8%	159.0	18.1%
Operating income	136.0	15.0%	131.0	14.9%
Net income attributable to Hubbell	86.7	9.6%	73.3	8.4%
EARNINGS PER DILUTED SHARE	$1.56		$1.27

Our consolidated results of operations in the three and nine months ending September 30, 2016 and 2015 include what we refer to as "Restructuring and Related Costs". Restructuring actions support our cost reduction efforts involving the consolidation of manufacturing and distribution facilities, as well as workforce reductions and the sale or exit of business units we determine to be non-strategic. Restructuring-related costs are costs associated with our business transformation initiatives, including the consolidation of back-office functions and streamlining our processes. Our consolidated results of operations in 2015 also include Reclassification Costs.

We believe certain non-GAAP measures that exclude the impact of these costs may provide investors with useful information regarding our underlying performance from period to period and allow investors to assess the impact of the Company's restructuring and related activities and business transformation initiatives on the results of operations. Adjusted gross profit, adjusted selling & administrative ("S&A") expense, and adjusted operating income each exclude Restructuring and Related Costs. Adjusted net income attributable to Hubbell, and adjusted earnings per diluted share each exclude Restructuring and Related Costs as well as Reclassification Costs. Adjusted total other expense excludes Reclassification Costs. Management uses these non-GAAP measures when assessing the performance of the business.

The following table reconciles our restructuring costs to our Restructuring and Related Costs for the three months ended September 30, 2016 and 2015 (in millions):

	Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015
	Cost of goods sold		S&A expense		Total
Restructuring costs (See Note 15 - Restructuring Costs)	$4.2	$5.1	$0.3	$2.7	$4.5	$7.8
Restructuring related costs	0.1	1.9	1.3	2.2	1.4	4.1
Restructuring and related costs (non-GAAP measure)	$4.3	$7.0	$1.6	$4.9	$5.9	$11.9

Of the $5.9 million of Restructuring and Related Costs incurred in the third quarter of 2016, $5.2 million is recorded in the Electrical segment and $0.7 million is recorded in the Power segment. Of the $11.9 million of Restructuring and Related Costs incurred in the third quarter of 2015, $10.0 million is recorded in the Electrical segment and $1.9 million is recorded in the Power segment.

Our full year 2016 earnings per diluted share expectation anticipates approximately $0.35 of Restructuring and Related Costs, of which $0.23 has been incurred in the first nine months of 2016. Our full year expectation includes the impact of actions that have been initiated through September 30, 2016 as well as actions we expect to initiate in the remainder of 2016, as we continue to evaluate actions and pursue those that meet our required targets for returns and payback.

HUBBELL INCORPORATED-Form 10-Q    24

Back to Contents

The following table reconciles our non-GAAP financial measures to the directly comparable GAAP financial measures (in millions, except per share amounts):

	Three Months Ended September 30,
	2016	% of Net sales	2015	% of Net sales
Gross profit (GAAP measure)	$288.7	31.8%	$290.0	33.1%
Restructuring and related costs	4.3		7.0
Adjusted gross profit	$293.0	32.3%	$297.0	33.9%

S&A expenses (GAAP measure)	$152.7	16.8%	$159.0	18.1%
Restructuring and related costs	1.6		4.9
Adjusted S&A expenses	$151.1	16.7%	$154.1	17.6%

Operating income (GAAP measure)	$136.0	15.0%	$131.0	14.9%
Restructuring and related costs	5.9		11.9
Adjusted operating income	$141.9	15.6%	$142.9	16.3%

Total other expense (GAAP measure)	$11.9		$15.9
Reclassification costs	—		7.4
Adjusted total other expense	$11.9		$8.5

Net income attributable to Hubbell (GAAP measure)	$86.7		$73.3
Restructuring and related costs, net of tax	4.0		7.9
Reclassification costs, net of tax	—		7.4
Adjusted net income attributable to Hubbell	$90.7		$88.6
Less: Earnings allocated to participating securities	(0.3)		(0.2)
Adj. net income available to common shareholders	$90.4		$88.4
Average number of diluted shares outstanding	55.5		57.9
ADJUSTED EARNINGS PER DILUTED SHARE	$1.63		$1.53

Net Sales

Net sales of $907.4 million for the third quarter of 2016 increased three percent compared to the third quarter of 2015 due to the contribution of net sales from acquisitions, partially offset by the impact of foreign currency translation. Acquisitions added four percentage points to net sales, foreign currency translation reduced net sales by one percentage point and organic volume including pricing headwinds was flat.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold was 68.2% in the third quarter of 2016 and 66.9% in the third quarter of 2015. The percentage increased quarter over quarter primarily due to unfavorable business and product mix, pricing and material cost headwinds, and the impact of our acquisitions, partially offset by greater realized savings from our restructuring and related actions and lower Restructuring and Related Costs in the third quarter of 2016.

Gross Profit

The gross profit margin was 31.8% in the third quarter of 2016 and 33.1% in the third quarter of 2015. Restructuring and Related Costs in Cost of goods sold in the third quarter of 2016 were $2.7 million lower than the same period of the prior year. Excluding Restructuring and Related Costs, the adjusted gross profit margin was 32.3% in the third quarter of 2016 as compared to 33.9% in the third quarter of 2015. The decrease in the adjusted gross profit margin is primarily due to unfavorable business and product mix, pricing and material cost headwinds, and the impact of our acquisitions, partially offset by greater realized savings from our restructuring and related actions.

HUBBELL INCORPORATED-Form 10-Q    25

Back to Contents

Selling & Administrative Expenses

S&A expense in the third quarter of 2016 was $152.7 million compared to $159.0 million in the third quarter of 2015. As a percentage of net sales, S&A expense decreased to 16.8% in the third quarter of 2016 compared to 18.1% in the third quarter of 2015. Excluding Restructuring and Related Costs, adjusted S&A expense as a percentage of net sales decreased to 16.7% in the third quarter of 2016 as compared to 17.6% in the third quarter of 2015. The decrease in adjusted S&A expense as a percentage of net sales is primarily due to benefits from cost controls and our acquisitions as well as greater realized savings from our restructuring and related actions, partially offset by investments in market development in the third quarter of 2016.

Total Other Expense

Total other expense was $11.9 million in the third quarter of 2016 compared to $15.9 million in the third quarter of 2015. Excluding Reclassification Costs that were incurred in the third quarter of 2015, adjusted total other expense was $11.9 million in the third quarter of 2016 compared to $8.5 million in the third quarter of 2015 and increased primarily due to higher interest expense of $3.8 million in the third quarter of 2016 related to the $400 million debt offering completed in March 2016.

Income Taxes

The effective tax rate in the third quarter of 2016 decreased to 29.0% from 35.1% in the third quarter of 2015. The decrease is primarily attributable to certain costs in the third quarter of 2015 associated with the Reclassification that were not deductible, favorable return to provision and other discrete items as well as benefits from the permanent enactment of the research and development tax credit.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell was $86.7 million the third quarter of 2016 and increased eighteen percent as compared to $73.3 million in the third quarter of 2015. Excluding Restructuring and Related Costs and Reclassification Costs, adjusted net income attributable to Hubbell was $90.7 million in the third quarter of 2016 compared to $88.6 million in the third quarter of 2015. The two percent increase in adjusted net income attributable to Hubbell reflects lower adjusted S&A expense and a lower effective tax rate, which were partially offset by lower adjusted gross profit margins and higher interest expense. Earnings per diluted share in the third quarter of 2016 were $1.56 and increased twenty-three percent as compared to the third quarter of 2015. Adjusted earnings per diluted share in the third quarter of 2016 of $1.63 increased seven percent as compared to the third quarter of 2015. The increase in per share results also reflects the impact of our share repurchases, as the average number of diluted shares outstanding declined by 2.4 million in the third quarter of 2016 as compared to the same period of the prior year.

Segment Results

ELECTRICAL

	Three Months Ended September 30,
(In millions)	2016	2015
Net sales	$634.6	$617.5
Operating income	$80.9	$78.8
Restructuring and related costs	5.2	10.0
Adjusted operating income	$86.1	$88.8
Operating margin	12.7%	12.8%
Adjusted operating margin	13.6%	14.4%

Net sales in the Electrical segment in the third quarter of 2016 were $634.6 million, up three percent as compared to the third quarter of 2015 due to the contribution of net sales from completed acquisitions, partially offset by headwinds from foreign currency translation. Net sales were four percentage points higher due to the contribution of acquisitions and foreign currency translation reduced net sales by one percentage point. Organic volume including pricing headwinds in the third quarter of 2016 was flat as compared to same period of the prior year.

HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents

Within the segment, net sales of our lighting business group increased three percent in the third quarter of 2016 compared to the third quarter of 2015, while net sales of our other electrical systems products also increased by three percent in the same period. Organic net sales of the lighting business group grew by six percent, partially offset by a three percentage point headwind on pricing. Within the lighting business group, organic net sales of commercial and industrial lighting products increased by four percent, partially offset by a three percentage point headwind on pricing, and organic sales of residential lighting products increased by twelve percent, partially offset by two percentage point headwind on pricing. The increase in net sales of our other electrical systems products is primarily due to six percent net sales growth from acquisitions partially offset by a one percentage point decline in organic volume and two percentage points of unfavorable foreign currency translation. The decline in organic net sales volume of our other electrical systems products is primarily due to lower net sales of products in industrial and energy-related markets, primarily our harsh and hazardous products, partially offset by net sales growth in construction-related businesses.

Operating income in the Electrical segment for the third quarter of 2016 was $80.9 million and increased three percent compared to the third quarter of 2015. Operating margin in the third quarter of 2016 decreased by 10 basis points to 12.7% as compared to the same period of 2015. Excluding Restructuring and Related Costs, the adjusted operating margin decreased by 80 basis points to 13.6%. The decrease in the adjusted operating margin is primarily due to unfavorable product and business mix, foreign exchange as well as pricing and material cost headwinds, partially offset by greater realized savings from our restructuring and related actions and productivity in excess of cost inflation.

POWER

	Three Months Ended September 30,
(In millions)	2016	2015
Net sales	$272.8	$259.5
Operating income	$55.1	$52.2
Restructuring and related costs	0.7	1.9
Adjusted operating income	$55.8	$54.1
Operating margin	20.2%	20.1%
Adjusted operating margin	20.5%	20.8%

Net sales in the Power segment in the third quarter of 2016 were $272.8 million, up five percent as compared to the third quarter of 2015 due to the net sales contribution from completed acquisitions. Organic volume was flat and the impact of foreign currency translation was not significant in the third quarter of 2016 as compared to the same period of the prior year.

Operating income in the Power segment increased six percent to $55.1 million in the third quarter of 2016 compared to the third quarter of 2015. Operating margin in the third quarter of 2016 increased by 10 basis points to 20.2% as compared to the same period of 2015. Excluding Restructuring and Related Costs, the adjusted operating margin decreased by 30 basis points to 20.5% in the third quarter of 2016. The decrease in the adjusted operating margin is primarily due to acquisitions, which reduced operating margin by approximately 50 basis points, and unfavorable product mix, partially offset by productivity in excess of cost increases.

Results of Operations – Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Nine Months Ended September 30,
	2016	% of Net sales	2015	% of Net sales
Net sales	$2,651.0		$2,560.7
Cost of goods sold	1,808.9	68.2%	1,735.8	67.8%
Gross profit	842.1	31.8%	824.9	32.2%
Selling & administrative expense	472.1	17.8%	462.2	18.0%
Operating income	370.0	14.0%	362.7	14.2%
Net income attributable to Hubbell	228.6	8.6%	215.8	8.4%
EARNINGS PER SHARE - DILUTED	$4.08		$3.71

HUBBELL INCORPORATED-Form 10-Q    27

Back to Contents

The following table reconciles our restructuring costs to our Restructuring and Related Costs for the nine months ended September 30, 2016 and 2015 (in millions):

	Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015
	Cost of goods sold		S&A expense		Total
Restructuring costs (See Note 15 - Restructuring Costs)	$8.3	$13.1	$5.6	$6.4	$13.9	$19.5
Restructuring related costs	1.8	7.4	3.3	5.3	5.1	12.7
Restructuring and related costs (non-GAAP measure)	$10.1	$20.5	$8.9	$11.7	$19.0	$32.2

Of the $19.0 million of Restructuring and Related Costs incurred in the first nine months of 2016, $16.7 million is recorded in the Electrical segment and $2.3 million is recorded in the Power segment. Of the $32.2 million of Restructuring and Related Costs incurred in the first nine months of 2015, $26.6 million is recorded in the Electrical segment and $5.6 million is recorded in the Power segment.

The following table reconciles our non-GAAP financial measures to the directly comparable GAAP financial measures (in millions, except per share amounts):

	Nine Months Ended September 30,
	2016	% of Net sales	2015	% of Net sales
Gross profit (GAAP measure)	$842.1	31.8%	$824.9	32.2%
Restructuring and related costs	10.1		20.5
Adjusted gross profit	$852.2	32.1%	$845.4	33.0%

S&A expenses (GAAP measure)	$472.1	17.8%	$462.2	18.0%
Restructuring and related costs	8.9		11.7
Adjusted S&A expenses	$463.2	17.5%	$450.5	17.6%

Operating income (GAAP measure)	$370.0	14.0%	$362.7	14.2%
Restructuring and related costs	19.0		32.2
Adjusted operating income	$389.0	14.7%	$394.9	15.4%

Total other expense (GAAP measure)	$37.5		$34.8
Reclassification costs	—		7.4
Adjusted total other expense	$37.5		$27.4

Net income attributable to Hubbell (GAAP measure)	$228.6		$215.8
Restructuring and related costs, net of tax	12.9		21.7
Reclassification costs, net of tax	—		7.4
Adjusted net income attributable to Hubbell	$241.5		$244.9
Less: Earnings allocated to participating securities	(0.7)		(0.6)
Adj. net income available to common shareholders	$240.8		$244.3
Average number of diluted shares outstanding	55.8		58.1
ADJUSTED EARNINGS PER SHARE - DILUTED	$4.31		$4.21

Net Sales

Net sales of $2.7 billion for the first nine months of 2016 increased four percent compared to the first nine months of 2015 primarily due to the contribution of completed acquisitions and higher organic volume, partially offset by the impact of foreign currency translation. Completed acquisitions added four percentage points and higher organic volume including pricing headwinds contributed one percentage point, offset by one percentage point of unfavorable foreign currency translation.

HUBBELL INCORPORATED-Form 10-Q    28

Back to Contents

Cost of Goods Sold

As a percentage of net sales, cost of goods sold was 68.2% for the first nine months of 2016 compared to 67.8% for the first nine months of 2015. The percentage increased primarily due to unfavorable business and product mix, the impact of our acquisitions, and pricing and foreign exchange headwinds. Those unfavorable impacts were partially offset by greater realized savings from our restructuring and related actions, lower Restructuring and Related Costs in the first nine months of 2016, and favorable material costs.

Gross Profit

The gross profit margin was 31.8% in the first nine months of 2016 compared to 32.2% in the first nine months of 2015. Restructuring and Related Costs in Cost of goods sold in the first nine months of 2016 were $10.4 million lower than the same period of the prior year. Excluding Restructuring and Related Costs, the adjusted gross profit margin was 32.1% in the first nine months of 2016 as compared to 33.0% in the first nine months of 2015. The decrease in the adjusted gross profit margin is primarily due to unfavorable business and product mix, the impact of our acquisitions, and pricing and foreign exchange headwinds. Those unfavorable impacts on the adjusted gross margin were partially offset by greater realized savings from our restructuring and related actions and favorable material costs.

Selling & Administrative Expenses

S&A expense in the first nine months of 2016 was $472.1 million compared to $462.2 million in the first nine months of 2015. As a percentage of net sales, S&A expense decreased to 17.8% in the first nine months of 2016 compared to 18.0% in the first nine months of 2015. Excluding Restructuring and Related Costs, adjusted S&A expense as a percentage of net sales decreased to 17.5% in the first nine months of 2016 compared to 17.6% in the first nine months of 2015. The decrease in adjusted S&A expense as a percentage of net sales is primarily due to realized savings from our restructuring and related actions and the favorable impact of higher volume, partially offset by investments in market development in 2016 and higher pension costs.

Total Other Expense

Total other expense was $37.5 million in the first nine months of 2016 compared to $34.8 million in the first nine months of 2015. Excluding Reclassification Costs that were incurred in the third quarter of 2015, adjusted total other expense was $37.5 million in the first nine months of 2016 compared to $27.4 million in the first nine months of 2015 and increased primarily due to higher interest expense of $8.9 million related to the $400 million debt offering completed in March 2016.

Income Taxes

The effective tax rate in the first nine months of 2016 decreased to 30.2% from 33.1% in the first nine months of 2015. The decrease is primarily attributable to certain costs in the third quarter of 2015 associated with the reclassification that were not deductible, favorable return to provision and other discrete items as well as benefits for the permanent enactment of the research and development tax credit.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell of $228.6 million in the first nine months of 2016 increased six percent as compared to $215.8 million the first nine months of 2015. Excluding Restructuring and Related Costs and Reclassification Costs, adjusted net income attributable to Hubbell was $241.5 million in the first nine months of 2016 compared to $244.9 million in the first nine months of 2015. The one percent decline in adjusted net income reflects lower adjusted gross profit margins, and higher interest costs, which were partially offset by a lower effective tax rate. Earnings per diluted share in the first nine months of 2016 were $4.08 and increased ten percent as compared to the first nine months of 2015. Adjusted earnings per diluted share in the first nine months of 2016 were $4.31 and increased two percent as compared to the first nine months of 2015. The increase in per share results reflects the impact of our share repurchases, as the average number of diluted shares outstanding declined by 2.3 million in the first nine months of 2016 as compared to the same period of the prior year.

HUBBELL INCORPORATED-Form 10-Q    29

Back to Contents

Segment Results

ELECTRICAL

	Nine Months Ended September 30,
(In millions)	2016	2015
Net sales	$1,858.7	$1,802.3
Operating income	$213.5	$216.6
Restructuring and related costs	16.7	26.6
Adjusted operating income	$230.2	$243.2
Operating margin	11.5%	12.0%
Adjusted operating margin	12.4%	13.5%

Net sales in the Electrical segment in the first nine months of 2016 were $1.9 billion, up three percent as compared to the first nine months of 2015 due to the contribution of net sales from completed acquisitions and higher organic volume, partially offset by headwinds from foreign currency translation. Net sales were three percentage points higher due to the contribution of acquisitions. Organic volume including pricing headwinds added one percentage point to net sales and foreign currency translation reduced net sales by one percentage point.

Within the segment, net sales of our lighting business group increased six percent in the first nine months of 2016 compared to the first nine months of 2015, while net sales of our other electrical systems products increased two percent in the same period. Organic net sales of the lighting business group grew by eight percent, partially offset by a two percentage point headwind on pricing. Within the lighting business group, organic net sales of residential lighting products increased by twelve percent, partially offset by a two percentage point headwind on pricing, and our commercial and industrial lighting products increased by seven percent, partially offset by a two percentage point headwind on pricing. The increase in net sales of our other electrical systems products is primarily due to five percent net sales growth from acquisitions partially offset by a one percentage point decline in organic volume and two percentage points from foreign currency translation. The decline in organic net sales volume is primarily due to lower net sales of products in industrial and energy-related markets, primarily our harsh and hazardous products, partially offset by net sales growth in construction-related businesses.

Operating income in the Electrical segment for the first nine months of 2016 was $213.5 million and decreased one percent compared to the first nine months of 2015. Operating margin in the first nine months of 2016 decreased by 50 basis points to 11.5% as compared to the same period of 2015. Excluding Restructuring and Related Costs, the adjusted operating margin decreased by 110 basis points to 12.4%. The decrease in the adjusted operating margin is primarily due to unfavorable product and business mix, foreign exchange headwinds, cost increases in excess of productivity gains, and pricing headwinds. Those unfavorable impacts were partially offset by realized savings from our restructuring and related actions and lower material costs.

POWER

	Nine Months Ended September 30,
(In millions)	2016	2015
Net sales	$792.3	$758.4
Operating income	$156.5	$146.1
Restructuring and related costs	2.3	5.6
Adjusted operating income	$158.8	$151.7
Operating margin	19.8%	19.3%
Adjusted operating margin	20.0%	20.0%

Net sales in the Power segment in the first nine months of 2016 were $792.3 million, up four percent as compared to the first nine months of 2015 due to the contribution of net sales from completed acquisitions and higher organic volume, partially offset by unfavorable foreign currency translation. Net sales increased by three percentage points due to completed acquisitions. Organic volume added two percentage points, offset by one percentage point of headwind from foreign currency translation. The increase in organic volume was primarily due to growth in electrical distribution and telecommunication products.

Operating income in the Power segment increased seven percent to $156.5 million in the first nine months of 2016 compared to the same period of 2015. Operating margin in the first nine months of 2016 increased by 50 basis points to 19.8% as compared to the same period of 2015. Excluding Restructuring and Related Costs, the adjusted operating margin of 20.0% in the first nine months of 2016 was flat as compared to the same period of the prior year as favorable material costs and price as well as the benefit of higher volume were offset by additional investments in our business in 2016 and acquisitions. Our acquisitions reduced operating margin by approximately 50 basis points.

HUBBELL INCORPORATED-Form 10-Q    30

Back to Contents

Outlook

2016

For the full year of 2016, we expect our end markets in aggregate to be flat, with three to five percent growth in the non-residential and residential markets, and modest growth of one to two percent in the electrical transmission and distribution market. We expect growth in those markets to be offset by an anticipated decline in oil and gas markets, which we project may decline by approximately fifteen to twenty percent, and industrial markets that we project to be flat-to-down by approximately two percent.

We expect our organic net sales growth in 2016 to outperform end markets and that acquisitions will contribute approximately three percent growth, but that net sales growth will also be challenged in 2016 by continued pressure from foreign exchange rates and the potential for price erosion associated with expected continued weakness in commodity costs.

We expect our operating margins in 2016 will continue to be affected by the unfavorable product and business mix experienced in 2015 as well as the foreign exchange and pricing pressures that we expect to be a headwind on net sales growth. We also expect operating margins in 2016 to be impacted by our plans to continue investing in our businesses in higher growth markets as well as restructuring and related activities with attractive returns. Pension expense is also expected to continue to be a headwind on margins. We anticipate earnings per diluted share in the range of $5.25 to $5.35 in 2016, including approximately $0.35 of Restructuring and Related Costs in 2016 as well as $0.30 of incremental savings in 2016 from restructuring and related actions initiated prior to December 31, 2015.

Finally, with our strong financial position and cash flows provided by operating activities, we continued to enhance shareholder value in 2016 through capital deployment. Our estimate of 2016 earnings per diluted share includes the impact of share repurchases and as of April 26, 2016, we completed the repurchase of $250 million of Common Stock pursuant to our previously announced plan. In the first nine months of 2016 we completed three acquisitions for an aggregate purchase price of $185.8 million and we continue to assess opportunities to expand sales through acquisitions of businesses that fill product line gaps or allow for expansion into new markets. We expect free cash flow (defined as cash flows from operating activities less capital expenditures) to be at least 90% of net income in 2016.

2017

For 2017, our current preliminary expectation is for modest end market growth in the aggregate, with one to three percent growth in the non-residential market and three to five percent growth in the residential market. We expect the electrical transmission and distribution market, the industrial market, and the oil and gas market to each be flat-to-up by two percent.

We believe that our operating earnings in 2017 will benefit from incremental profit on volume growth, savings from restructuring and related actions and lower restructuring and related costs, and those benefits could face headwinds from pricing pressure, material costs, and pension expense. Capital deployment will continue to be a lever to create shareholder value in 2017 and we expect that acquisitions will remain a key part of our growth strategy.

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Nine Months Ended September 30,
(In millions)	2016	2015
Net cash provided by (used in):
Operating activities	$260.7	$193.1
Investing activities	(219.1)	(219.6)
Financing activities	(6.0)	(174.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(14.6)	(18.9)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$21.0	$(220.1)

HUBBELL INCORPORATED-Form 10-Q    31

Back to Contents

Cash provided by operating activities for the nine months ended September 30, 2016 increased as compared to the same period in 2015 primarily due to a $20 million voluntary contribution the Company made to its qualified domestic defined benefit pension plan in the first quarter of 2015, higher net income, and lower cash usage from net working capital. There were no contributions to the qualified domestic defined benefit pension plan in the nine months ended September 30, 2016.

Cash used for investing activities was $219.1 million in the nine months ended September 30, 2016 compared to cash used of $219.6 million during the comparable period in 2015 and primarily reflects increased cash used for acquisitions, offset by lower capital expenditures and investment purchases.

Cash used by financing activities was $6.0 million in the nine months ended September 30, 2016 as compared to cash used of $174.7 million during the comparable period of 2015. The change in cash flows used by financing activities reflects $170.8 million increase in cash used for the repurchase of Common Stock, $46.7 million cash used for the net settlement of short-term borrowings and an $8.2 million increase in dividends paid, partially offset by $393.4 million of net proceeds from the $400 million public note offering the Company completed in March 2016.

The unfavorable impact of foreign currency exchange rates on cash was $14.6 million in the nine months ended September 30, 2016 and is $4.3 million more than the comparable period of the prior year primarily related to weakness in the British Pound versus the U.S. dollar in the nine months ended September 30, 2016.

Investments in the Business

Investments in our business include cash outlays for the acquisition of businesses as well as expenditures to support our restructuring and related activities and to maintain the operation of our equipment and facilities.

During the first nine months of 2016, the Company completed three acquisitions for an aggregate purchase price of $185.8 million, net of cash received. In January 2016, the Company acquired all of the issued and outstanding shares of capital stock of R.W Lyall & Company, Inc. ("Lyall"), a leader in the design and application of components and assemblies for the natural gas distribution market for a cash purchase price of approximately $129.1 million. Lyall has been added to the Electrical segment. In February 2016, the Company acquired all of the issued and outstanding shares of Electric Motion Company, Inc. and all of the membership interests in Elmot Realty Associates, LLC, Elmot Realty Associates II, LLC, and DelRi LLC, collectively referred to as "EMC", for approximately $42.5 million. EMC is a leading manufacturer of grounding and connector products for the communication, power, and transportation industries. EMC has been added to the Power segment. In July 2016, the Company acquired all of the equity interests of Jiangsu Xian Yuan Electric Equipment Co., Ltd. ("Longbow") for approximately $14.2 million, net of cash received. Longbow is a leading manufacturer of high voltage polymer insulators for the electric utility and railway industry. Longbow has been added to the Power segment. See also Note 2 - Business Acquisitions in the Notes to Condensed Consolidated Financial Statements.

Beginning in the fourth quarter of 2014 and continuing through the third quarter of 2016 we have initiated certain restructuring actions, primarily in response to weakness in certain of our end markets and to optimize our cost structure. As a result of those restructuring actions we exited twelve facilities in 2015 and expect to exit additional facilities in 2016 and 2017.

Costs relating to restructuring actions primarily include severance and employee benefits, facility exit costs and asset impairment charges. With the exception of asset impairment charges, these costs are predominantly settled in cash and will be funded by our operating activities.

The table below presents the cost incurred in the first nine months of 2016, additional expected costs and the expected completion date for restructuring actions initiated in 2015 and separately for those initiated in the first nine months of 2016 (in millions):

	Costs incurred in the nine months ended September 30, 2016	Additional expected costs	Expected completion date
2016 Restructuring Actions	$12.0	$3.2	2017
2015 Restructuring Actions	1.9	2.9	2016
Total	$13.9	$6.1

During the first nine months of 2016, we used cash of $45.8 million for capital expenditures, a decrease of $6.5 million from the comparable period of 2015.

HUBBELL INCORPORATED-Form 10-Q    32

Back to Contents

Stock Repurchase Program

At December 31, 2015, we had total remaining share repurchase authorization of $391.4 million. In the nine months ended September 30, 2016, the Company repurchased shares for an aggregate purchase price of $237.8 million bringing our remaining share repurchase authorization to $153.6 million. As a result, we have completed the repurchase of $250 million of Common Stock pursuant to our previously announced plan. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At September 30, 2016 and December 31, 2015, the Company had $990.1 million and $595.9 million, respectively, of long-term unsecured, unsubordinated notes, net of unamortized discount and the unamortized balance of capitalized debt issuance costs. At December 31, 2015, the Company had long-term unsecured, unsubordinated notes in principal amounts of $300 million due in 2018 and $300 million due in 2022. In March 2016, the Company completed a public debt offering of $400 million of long-term, unsecured, unsubordinated notes maturing in March 2026 and bearing interest at a fixed rate of 3.35%. Net proceeds from the issuance were $393.4 million after deducting the discount on the notes and offering expenses paid by the Company. The Company's long-term unsecured, unsubordinated notes are fixed rate indebtedness, are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default (including as a result of the Company's failure to meet certain non-financial covenants) under the indenture governing the notes, as modified by the supplemental indentures creating such notes, or upon a change in control event as defined in such indenture. The Company was in compliance with all non-financial covenants as of September 30, 2016.

The Company had $5.8 million of short-term debt outstanding at September 30, 2016 and $48.2 million of short-term debt outstanding at December 31, 2015. Short-term debt at September 30, 2016 includes 37.1 million of short term borrowings of Chinese renminbi (equivalent to $5.6 million) in connection with the Longbow acquisition, and also outstanding borrowings of 1.4 million Chinese renminbi (equivalent to $0.2 million) under existing lines of credit used to support the Company's operations in China. Short-term debt at December 31, 2015 includes $48.0 million of commercial paper borrowings and also outstanding borrowings of 1.3 million Chinese renminbi (equivalent to $0.2 million) under existing lines of credit in China. The Company also has a credit agreement for a 5.0 million Brazilian reais line of credit to support its Brazilian operations. The line of credit expires in October 2016; however, an undrawn balance is subject to an annual review by the lender. At September 30, 2016 and December 31, 2015, there were no borrowings outstanding under this line of credit.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	September 30, 2016	December 31, 2015
Total Debt	$995.9	$644.1
Total Hubbell Shareholders’ Equity	1,625.5	1,740.6
TOTAL CAPITAL	$2,621.4	$2,384.7
Total Debt to Total Capital	38%	27%
Cash and Investments	430.6	405.2
Net Debt	$565.3	$238.9
Net Debt to Total Capital	22%	10%

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

In the first nine months of 2016, we invested in acquisitions and also returned capital to our shareholders through share repurchases and shareholder dividends. These activities were funded primarily with the proceeds of our $400 million public debt offering completed on March 1, 2016, short-term borrowings, and cash flows from operations.

HUBBELL INCORPORATED-Form 10-Q    33

Back to Contents

◦
In the first nine months of 2016 cash used for the acquisition of businesses, net of cash acquired was $172.5 million. Further discussion of our acquisitions can be found in Note 2 — Business Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

◦	In the nine months ended September 30, 2016, cash settlements for share repurchases were $246.8 million. Shareholder dividends paid in the nine months ended September 30, 2016 were $105.1 million.

We also require cash outlays to fund our operations, our capital expenditures, and an increase in working capital that would be required to accommodate a higher level of business activity for the foreseeable future, as well as our rate of cash dividends, potential future acquisitions in 2016, and the remaining Longbow acquisition purchase price. We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2015. Since December 31, 2015, there were no material changes to our contractual obligations.

Our sources of funds and available resources to meet these funding needs are as follows.

◦
Cash flows from operations and existing cash resources: We continue to target free cash flow (defined as cash flows from operations less capital expenditures) of approximately 90% of net income in 2016. We also have $364.5 million of cash and cash equivalents at September 30, 2016, of which approximately nine percent was held inside of the United States and the remainder held internationally.

◦
We have the ability to issue commercial paper for general corporate purposes and our $750 million revolving credit facility, which expires in December 2020, serves as a backup to our commercial paper program. We maintain investment grade credit ratings from the major U.S. rating agencies.

On December 16, 2015 the Company entered into a five-year revolving credit agreement (the "Credit Agreement") with a syndicate of lenders that provides a $750 million committed revolving credit facility, and replaces the $500 million five-year credit agreement dated as of October 20, 2011 that was scheduled to expire in October 2016. Commitments under the Credit Agreement may be increased to an aggregate amount not to exceed $1.250 billion. The interest rate applicable to borrowing under the Credit Agreement is generally either the adjusted LIBOR plus an applicable margin (determined by reference to a ratings based grid) or the alternate base rate. The single financial covenant in the Credit Agreement, which the Company was in compliance with at September 30, 2016, requires that total debt not exceed 55% of total capitalization as of the last day of each fiscal quarter of the Company. Annual commitment fees to support availability under the credit facility are not material. Although not the principal source of liquidity, we believe our credit facility is capable of providing significant financing flexibility at reasonable rates of interest. However, in the event of a significant deterioration in the results of our operations or cash flows, leading to deterioration in financial condition, our borrowing costs could increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements. As of September 30, 2016 the credit facility had not been drawn against.

◦
In addition to our commercial paper program and existing revolving credit facility we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position we believe that we would be able to obtain additional long-term debt financing on attractive terms.

In October 2016, the Company’s Board of Directors approved an increase in the common stock dividend rate from $0.63 to $0.70 per share per quarter. The increased quarterly dividend payment will commence with the December 15, 2016 dividend payment made to shareholders of record on November 30, 2016.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the first nine months of 2016, there were no material changes in our estimates and critical accounting policies.

HUBBELL INCORPORATED-Form 10-Q    34

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

HUBBELL INCORPORATED-Form 10-Q    35

Back to Contents

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the first nine months of 2016. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED-Form 10-Q    36

Back to Contents

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings

With regard to the matter captioned Norfolk County Retirement System v. Cardoso, et al., No. 3:15-cv-01507-AWT filed in the United States District Court for the District of Connecticut that was previously reported in the Company’s Form 10-K filed for the 2015 fiscal year, on June 21, 2016, Norfolk County Retirement System and the Company’s Board of Directors, Bessemer Trust Co., N.A. (“Bessemer”), as Trustee for the Louie E. Roche Trust and the Harvey Hubbell Trust (collectively, the “Trusts”), and the Company entered into a Stipulation of Settlement (the “Stipulation”), which provides for the complete settlement, release and dismissal of all claims alleged. The Stipulation provides, among other things, (a) for a period of 150 days from and after the date upon which the settlement becomes final, Bessemer will refrain from engaging in any sales of the Company’s common stock unless it determines, in its sole discretion, that the failure to sell the Company’s common stock will constitute a breach of its fiduciary duties to the Trusts and their beneficiaries and (b) for a period of 365 days from and after the date upon which the Stipulation was executed, the Company will refrain from knowingly repurchasing any shares of common stock of the Company from Bessemer in a block trade, in a privately negotiated transaction between the Company and Bessemer or through a stock repurchase program similar in structure to the Company’s previous stock repurchase program authorized by the Company’s Board of Directors. The Stipulation is subject to, among other things, court approval before it can be final. On August 24, 2016, the Court preliminarily approved the settlement and scheduled a hearing on final approval of the settlement for November 22, 2016.

ITEM 1A	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

As of December 31, 2015, we had $141.4 million of remaining share repurchase authorization under the share repurchase program authorized by our Board of Directors on October 21, 2014 (the "October 2014 program") and $250 million of remaining share repurchase authorization under the share repurchase program authorized by our Board of Directors on August 23, 2015 (the "August 2015 program"), for a total remaining share repurchase authorization of $391.4 million. In the nine months ended September 30, 2016, the Company repurchased shares for an aggregate purchase price of $237.8 million. As a result, our share repurchase authorization under the October 2014 program has been fully utilized and, as of September 30, 2016, our remaining share repurchase authorization under the August 2015 program was $153.6 million. The August 2015 program expires in October 2017.

HUBBELL INCORPORATED-Form 10-Q    37

Back to Contents

	Total Number of Shares of Common Stock Purchased	Average Price Paid per share of Common Stock	Approximate Value of Shares that May Yet Be Purchased Under the Programs
Period	(000’s)	Share	(in millions)
BALANCE AS OF JUNE 30, 2016			$153.6
July 2016	—	$—	$153.6
August 2016	—	$—	$153.6
September 2016	—	$—	$153.6
TOTAL FOR THE QUARTER ENDED SEPTEMBER 30, 2016	—	$—

HUBBELL INCORPORATED-Form 10-Q    38

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    39

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2016

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Joseph A. Capozzoli
	William R. Sperry		Joseph A. Capozzoli
	Senior Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)

HUBBELL INCORPORATED-Form 10-Q    40