Form 10-K
period 2016-12-31
HUBBELL INC
filed 2017-02-16
CIK 48898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016 was $5,763,377,247*. The number of shares outstanding of Hubbell Common Stock as of February 10, 2017 is 55,446,167.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the annual meeting of shareholders scheduled to be held on May 3, 2017, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.
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

The Company’s reporting segments consist of the Electrical and the Power segments, as described below. See also Item 7. Management’s Discussion and Analysis – “Executive Overview

of the Business”, and “Results of Operations” as well as Note 19 — Industry Segments and Geographic Area Information in the Notes to Consolidated Financial Statements.

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

Electrical Segment

The Electrical segment (70% of consolidated revenues in 2016 and 2015 and 71% in 2014) is comprised of businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, connector and grounding products, lighting fixtures and controls, components and assemblies for the natural gas distribution market, as well as other electrical equipment.

Products of the Electrical segment are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians, utilities, and telecommunications companies. In addition, certain businesses design and manufacture a variety of high voltage test and measurement equipment, industrial controls and communication systems used in the non-residential and industrial markets. Many of these products are designed such that they can also be used in harsh and hazardous locations where a potential for fire and explosion exists due to the presence of flammable gasses and vapors. Harsh and hazardous products are primarily used in the oil and gas (onshore and offshore) and mining industries. There are also a variety of lighting fixtures, wiring devices and electrical products that have residential and utility applications.

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

The Electrical segment, manufactures and sells thousands of wiring and electrical products, lighting fixtures and controls for indoor and outdoor applications as well as specialty lighting and communications products. The products within the segment have applications in the non-residential, residential, industrial, and energy-related (oil and gas) markets. A fast growing trend within the industry is the adoption of light emitting diode (“LED”) technology as the light source and the Company has a broad array of LED-luminaire products within its portfolio and the majority of new product development efforts are oriented towards expanding those offerings. These products include items such as:

Commercial and Industrial
•	Wiring devices & accessories	•	Junction boxes, plugs & receptacles	•	Cable reels
•	Switches & dimmers	•	Steel & plastic enclosures	•	Datacom connectivity & enclosures
•	Ground fault devices	•	Pin & sleeve devices	•	High voltage test systems
•	Electrical motor controls
Lighting
•	Canopy lights	•	Parking lot/parking garage fixtures	•	Decorative landscape fixtures
•	Emergency lighting/exit signs	•	Bollards	•	Fluorescent fixtures
•	Floodlights & poles	•	Bath/vanity fixtures & fans	•	Ceiling fans
•	LED components	•	Chandeliers & sconces	•	Site & area lighting
•	Recessed, surface mounted & track fixtures	•	Athletic & recreational field fixtures	•	Occupancy, dimming & daylight harvesting sensors
Construction and Energy
•	Mechanical connectors	•	Gas connectors and assemblies	•	Specialty communications equipment
•	Mechanical grounding devices	•	Installation tooling	•	Mining communication & controls
•	Compression connectors	•	Specialty lighting	•	Cable glands & fittings
•	Safety equipment

These products are sold under various brands and/or trademarks, including:

Commercial and Industrial
•	Hubbell®	•	Bell®	•	Raco®	•	Gleason Reel®	•	ACME Electric®
•	Kellems®	•	TayMac®	•	Hipotronics®	•	Powerohm™	•	EC&M Design™
•	Bryant®	•	Wiegmann®	•	Haefely®
Lighting
•	Kim Lighting®	•	Beacon Products™	•	Spaulding Lighting™	•	Kurt Versen™	•	Litecontrol™
•	Sportsliter Solutions™	•	Columbia Lighting®	•	Alera Lighting®	•	Prescolite®	•	Dual-Lite®
•	Hubbell Building Automation™	•	Precision Paragon™ P2™	•	Progress Lighting Design®	•	Security Lighting Systems™	•	Hubbell® Outdoor Lighting™
•	Architectural Area Lighting™
Construction and Energy
•	Burndy®	•	Killark®	•	GAI-Tronics®	•	Gas Breaker®	•	R.W. Lyall™
•	CMC®	•	Hawke™	•	Chalmit®	•	Vantage Technology®	•	Continental®
•	Austdac™

Power Segment

The Power segment (30% of consolidated revenues in 2016 and 2015 and 29% in 2014) consists of operations that design and manufacture various distribution, transmission, substation and telecommunications products primarily used by the electrical utility industry. In addition, certain of these products are used in the civil construction and transportation industries. Products are sold to distributors and directly to users such as electric utilities, telecommunication companies, pipeline and mining operations, industrial firms, construction and engineering firms. While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a substantial decrease in purchases by electrical utilities would affect this segment.

4	HUBBELL INCORPORATED - Form 10-K

Hubbell manufactures and sells a wide variety of electrical distribution, transmission, substation utility and telecommunications products. These products include items such as:

•	Arresters	•	Bushings	•	Grounding & bonding equipment
•	Cutouts & fuse links	•	Insulators	•	Programmable reclosers
•	Pole line hardware	•	Cable terminations & accessories	•	Sectionalizers
•	Helical anchors & foundations	•	Formed wire products	•	Lineman tools, hoses & gloves
•	Overhead, pad mounted & capacitor switches	•	Splices, taps & connectors	•	Polymer concrete & fiberglass enclosures and equipment pads

These products are sold under the following brands and/or trademarks:

•	Ohio Brass®	•	Chance®	•	Anderson®	•	PenCell®
•	Fargo®	•	Hubbell®	•	Polycast®	•	Opti-loop Design™
•	Quazite®	•	Quadri*sil®	•	Trinetics®	•	Reuel™
•	Electro Composites™	•	USCO™	•	CDR™	•	RFL Design®
•	Hot Box®	•	PCORE®	•	Delmar™	•	Turner Electric®
•	EMC™	•	Longbow™

Information Applicable to All General Categories

International Operations

The Company has several operations located outside of the United States. These operations manufacture, assemble and/or procure and market Hubbell products and service for both the Electrical and Power segments.

As a percentage of total net sales, shipments from foreign operations directly to third parties were 10% in 2016, 11% in 2015 and 14% in 2014, with the Canadian and UK operations representing approximately 33% and 21%, respectively, of 2016 total international net sales. Of the remaining 2016 international sales Switzerland, Brazil, and Mexico represent 12%, 10%, and 9%, respectively. See also Note 19 — Industry Segments and Geographic Area Information in the Notes to Consolidated Financial Statements and Item 1A. Risk Factors relating to manufacturing in and sourcing from foreign countries.

Customers

The Company does not have any customers whose annual consolidated purchases exceed 10 percent of our total net sales in 2016, 2015 nor 2014.

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

Patents

Hubbell has approximately 1,700 active United States and foreign patents covering many of its products, which expire at various times. While Hubbell deems these patents to be of value, it does not consider its business to be dependent upon patent protection. Hubbell also licenses products under patents owned by others, as necessary, and grants licenses under certain of its patents.

Working Capital

Inventory, accounts receivable and accounts payable levels, payment terms and, where applicable, return policies are in accordance with the general practices of the electrical products industry and standard business procedures. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Backlog

Substantially all of the backlog existing at December 31, 2016 is expected to be shipped to customers in 2017. Backlog of orders believed to be firm at December 31, 2016 was approximately $297.4 million compared to $319.4 million at December 31, 2015. Although this backlog is important, the majority of Hubbell’s revenues result from sales of inventoried products or products that have short periods of manufacture.

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

Research and Development

Research and development expenditures represent costs to discover and/or apply new knowledge in developing a new product or process, or in bringing about significant improvement in an existing product or process. Research and development expenses are recorded as a component of Cost of goods sold. Expenses for research and development were approximately 2% of Cost of goods sold for each of the years 2016, 2015 and 2014.

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

Like other companies engaged in similar businesses, the Company has incurred or acquired through business combinations, remedial response and voluntary cleanup costs for site contamination and is a party to product liability and other lawsuits and claims associated with environmental matters, including past production of product containing toxic substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future. However, considering past experience and reserves, the Company does not anticipate that these matters will have a material impact on earnings, capital expenditures, financial condition or competitive position. See also Item 1A. Risk Factors and Note 14 — Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Employees

As of December 31, 2016, Hubbell had approximately 17,400 salaried and hourly employees of which approximately 7,500 of these employees, or 43%, are located in the United States. Approximately 2,100 of these U.S. employees are represented by 15 labor unions. Hubbell considers its labor relations to be satisfactory.

6	HUBBELL INCORPORATED - Form 10-K

Executive Officers of the Registrant

Name	Age(1)	Present Position	Business Experience
David G. Nord	59	Chairman of the Board, President and Chief Executive Officer
Present position since May 2014; President and Chief Executive Officer since January 2013; President and Chief Operating Officer from June 2012 to January 2013, and Senior Vice President and Chief Financial Officer from September 2005 to June 2012. Previously, various positions, including Vice President, Controller, of United Technologies and its subsidiaries, 2000-2005.

William R. Sperry	54	Senior Vice President and Chief Financial Officer
Present position since June 6, 2012; Vice President, Corporate Strategy and Development August 15, 2008 to June 6, 2012; previously, Managing Director, Lehman Brothers August 2006 to April 2008, various positions, including Managing Director, of J.P. Morgan and its predecessor institutions, 1994-2006.

Gerben W. Bakker	52	Group President, Power Systems
Present position since February 1, 2014; previously, Division Vice President, Hubbell Power Systems, Inc. (“HPS”) August 2009 - February 1, 2014; President, HPS Brazil June 2005 – July 2009; Vice President, Sourcing, HPS March 2004 – May 2005.

Joseph A. Capozzoli	42	Vice President and Controller
Present position since April 22, 2013; previously, Assistant Corporate Controller of Stanley Black & Decker, Inc. (“Stanley”) April 2011 to April 2013; Global Operations Controller at Stanley 2010-2011; Director of Cost Accounting at Stanley, 2006-2010.

An-Ping Hsieh	56	Senior Vice President, General Counsel
Present position since May 3, 2016; previously Vice President, General Counsel, September 2012 - May 2016; Vice President, Secretary and Associate General Counsel of United Technologies Corporation (“UTC”) February 2008 to September 2012; Vice President and General Counsel, UTC Fire and Security 2003-2008; Deputy General Counsel, Otis Elevator Company, a United Technologies company 2001-2003.

Maria R. Lee	41	Treasurer and Vice President, Corporate Strategy and Investor Relations
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

Stephen M. Mais	52	Senior Vice President, Human Resources
Present position since May 3, 2016, previously Vice President, Human Resources, August 2005 - May 2016; Director, Staffing and Capability, Pepsi Bottling Group (“Pepsi”) 2001-2005; Director, Human Resources Southeastern U.S., Pepsi 1997-2001.

Kevin A. Poyck	47	Group President, Lighting
Present position since June 1, 2015; previously, Vice President, General Manager, Commercial and Industrial Lighting, Hubbell Lighting, Inc. ("HLI") 2014 - 2015; Vice President, Brand Management, Commercial and Industrial, HLI 2012-2014; Vice President, Operations, HLI 2009 - 2012; Vice President, Engineering, HLI 2005-2009.

Rodd R. Ruland	59	Group President, Construction and Energy
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

Darrin S. Wegman	49	Group President, Commercial and Industrial
Present position since June 1, 2015; previously, Vice President, General Manager, Wiring Device and Industrial Electrical business, 2013-2015; Vice President, Controller, Hubbell Incorporated, 2008-2013; Vice President and Controller, Hubbell Industrial Technology, 2002-2008; Controller, GAI-Tronics Corporation, 2000-2002.

(1)	As of February 16, 2017.

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

We compete on the basis of product performance, quality, service and/or price. Competitors' behavior related to these areas could potentially have significant impacts on our financial results. Our competitive strategy is to design and manufacture high quality products at the lowest possible cost. Our strategy is to also increase selling prices to offset rising costs of raw materials and components. Competitive pricing pressures may not allow us to offset some or all of our increased costs through pricing actions. Alternatively, if raw material and component costs decline, the Company may not be able to maintain current pricing levels. Competition could also affect future selling prices or demand for our products which could have an adverse impact on our results of operations, financial condition and cash flows.

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

We rely on materials, components and finished goods that are sourced from or manufactured in foreign countries including Mexico, China, and other international countries. Political instability in any country where we do business could have an adverse impact on our results of operations.

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

We are subject to income taxes as well as non-income based taxes, in both the United States and numerous foreign jurisdictions. The determination of the Company's worldwide provision for income taxes and other tax liabilities requires judgment and is based on diverse legislative and regulatory structures that exist in the various jurisdictions where the company operates. As a result of the U.S. federal elections, there may be changes in tax policy pursued by the new administration, and the nature and outcome of those potential changes is uncertain at this time. Although management believes its estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in its financial statements and may adversely affect the Company's financial results for the period when such determination is made. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provisions. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the future outcomes of these audits could adversely affect our results of operations, financial condition and cash flows.

8	HUBBELL INCORPORATED - Form 10-K

Significant developments stemming from the recent U.S. federal elections could have a material adverse effect on us.

As a result of the recent U.S. federal elections, there may be changes to existing trade agreements, like the North American Free Trade Agreement ("NAFTA"), and proposed trade agreements, like the Trans-Pacific Partnership ("TPP"), greater restrictions on free trade generally, significant increases in tariffs on goods imported into the United States particularly tariffs on products manufactured in Mexico, among other possible changes. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products, and any resulting negative sentiments towards the United States as a result of such changes, could have an adverse effect on our business.

We engage in acquisitions and strategic investments and may encounter difficulty in obtaining appropriate acquisitions and in integrating these businesses.

Part of the Company’s growth strategy involves acquisitions. We have pursued and will continue to seek acquisitions and other strategic investments to complement and expand our existing businesses. The rate and extent to which acquisitions become available may impact our growth rate. The success of these transactions will depend on our ability to integrate these businesses into our operations and realize the planned synergies. We may encounter difficulties in integrating acquisitions into our operations and in managing strategic investments and foreign acquisitions and joint ventures may also present additional risk related to the integration of operations across different cultures and languages. Failure to effectively complete or manage acquisitions may adversely affect our existing businesses as well as our results of operations, financial condition and cash flows.

We are subject to risks surrounding our information systems failures, network, disruptions and breaches in data security.

The proper functioning of Hubbell’s information systems is critical to the successful operation of our business. Although our information systems are protected with robust backup and security systems, these systems are still susceptible to cyber threats, outages due to fire, floods, power loss, telecommunications failures, viruses, break-ins and similar events, or breaches of physical security. A failure of our information technology systems could impact our ability to process orders, maintain proper levels of inventory, collect accounts receivable and pay expenses; all of which could have an adverse effect on our results of operations, financial condition and cash flows. In addition, security breaches could result in unauthorized disclosure of confidential information that may result in financial or reputational damage to the Company.

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

Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that we have the depth and breadth of personnel with the necessary skill set and experience, or the loss of key employees, could impede our ability to deliver our growth objectives and execute our strategy.

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

HUBBELL INCORPORATED - Form 10-K	9

Volatility in currency exchange rates may adversely affect our financial condition, results of operations and cash flows.

Our international operations accounted for approximately 10% of our net sales in 2016. We are exposed to the effects (both positive and negative) that fluctuating exchange rates have on translating the financial statements of our international operations, most of which are denominated in local currencies, into the U.S. dollar. Fluctuations in exchange rates may affect product demand and reported profits in our international operations. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. As a result, fluctuating exchange rates may adversely impact our results of operations and cash flows.

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

As of December 31, 2016, the net carrying value of our goodwill and other intangible assets totaled approximately $1.4 billion. As required by generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Impairment of intangibles assets may be triggered by developments both within and outside the Company’s control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets. Any charges relating to such impairments could adversely affect our results of operations in the periods an impairment is recognized.

10	HUBBELL INCORPORATED - Form 10-K

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

We are also subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment, and we could incur substantial costs as a result of the noncompliance with or liability for clean up or other costs or damages under environmental laws. In addition, we could be affected by future laws or regulations, including those imposed in response to climate change concerns. Compliance with any future laws and regulations could result in a materially adverse effect on our business and financial results. See Item 3 “Legal Proceedings” for a discussion of our legal proceedings.

Regulations related to conflict-free minerals may cause us to incur additional expenses and may create challenges with our customers.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (“DRC”). The SEC has established annual disclosure and reporting requirements for those companies who use “conflict” minerals sourced from the DRC in their products. These new requirements could limit the pool of suppliers who can provide conflict-free minerals and as a result, we cannot ensure that we will be able to obtain these conflict-free minerals at competitive prices. Compliance with these new requirements may also increase our costs. In addition, we may face challenges with our customers if we are unable to sufficiently verify the origins of the minerals used in our products.

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

ITEM 2    Properties

As of January 31, 2017, Hubbell’s global headquarters are located in leased office space in Shelton, Connecticut. Other principal administrative offices are in Columbia, South Carolina, Greenville, South Carolina and Manchester, New Hampshire. Hubbell's manufacturing and warehousing facilities, classified by reporting segment, are located in the following countries. The Company believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

		Number of Facilities		Total Approximate Floor Area in Square Feet
Segment	Location	Warehouses	Manufacturing	Owned	Leased
Electrical segment	United States	11	25	3,089,800	2,052,300
	Australia	—	2	—	31,700
	Brazil	—	1	105,900	—
	Canada	1	2	178,700	2,300
	Italy	—	1	—	8,100
	Mexico	1	4	828,800	174,300
	China	—	2	—	287,900
	Puerto Rico	—	1	162,400	—
	Singapore	1	—	—	8,700
	Switzerland	—	1	95,000	—
	United Kingdom	2	3	122,200	64,600
Power segment	United States	1	14	2,638,300	149,700
	Brazil	—	2	188,100	24,000
	Canada	—	1	30,000	—
	Mexico	1	1	167,300	181,200
	China	—	3	—	226,100
TOTAL		18	63	7,606,500	3,210,900
(1) The Power segment shares an owned manufacturing building in Mexico with the Electrical segment. The building is included in the Electrical segment facility count.

12	HUBBELL INCORPORATED - Form 10-K

ITEM 3    Legal Proceedings

The Company is subject to various legal proceedings arising in the normal course of its business. These proceedings include claims for damages arising out of use of the Company’s products, intellectual property, workers’ compensation and environmental matters. The Company is self-insured up to specified limits for certain types of claims, including product liability and workers’ compensation, and is fully self-insured for certain other types of claims, including environmental and intellectual property matters. The Company recognizes a liability for any contingency that in management’s judgment is probable of occurrence and can be reasonably estimated. We continually reassess the likelihood of adverse judgments and outcomes in these matters, as well as estimated ranges of possible losses based upon an analysis of each matter which includes consideration of outside legal counsel and, if applicable, other experts. Information required by this item is incorporated herein by reference to the section captioned “Notes to Consolidated Financial Statements, Note 14 — Commitments and Contingencies” of this Form 10-K.

ITEM 4    Mine Safety Disclosures

Not applicable.

HUBBELL INCORPORATED - Form 10-K	13

PART II

ITEM 5    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On December 23, 2015 the Company completed the Reclassification of its dual-class common stock into a single class of Common Stock. Trading in the Class A common stock and Class B common stock ceased after markets closed on December 23, 2015 and trading in the Company's single class of Common Stock commenced on the New York Stock Exchange ("NYSE") on December 24, 2015. The Company’s Common Stock is principally traded on the NYSE. Prior to the Reclassification the Company's Class A common stock traded under the symbol “HUB.A” and the Company's Class B common stock traded under the symbol “HUB.B”. The Common Stock, resulting from the Reclassification, trades under the symbol "HUBB". See Note 15 — Capital Stock in the Notes to Consolidated Financial Statements for more information about the Reclassification.

The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.

The following tables provide information on market prices, dividends declared, number of common shareholders, and repurchases by the Company of shares of its Class A common stock, Class B common stock, and the Common Stock resulting from the Reclassification.

Market Prices (Dollars Per Share)		Class A Common		Class B Common		Common Stock
Years Ended December 31,		High	Low	High	High	High	Low
2016 — Fourth quarter		—	—	—	—	119.05	101.15
2016 — Third quarter		—	—	—	—	109.33	101.72
2016 — Second quarter		—	—	—	—	111.23	97.35
2016 — First quarter		—	—	—	—	106.66	83.16
2015 — Fourth quarter (After the Reclassification)		—	—	—	—	104.47	99.60
2015 — Fourth quarter (Prior to Reclassification)		128.17	108.12	100.73	100.73	—	—
2015 — Third quarter		122.02	91.67	109.40	109.40	—	—
2015 — Second quarter		118.84	105.48	112.84	112.84	—	—
2015 — First quarter		113.02	104.50	117.03	117.03	—	—

Dividends Declared (Dollars Per Share)		Class A Common		Class B Common		Common Stock
Years Ended December 31,		2016	2015	2016	2015	2016	2015
Fourth quarter		—	0.63	—	—	0.70	—
Third quarter		—	0.56	—	—	0.63	—
Second quarter		—	0.56	—	—	0.63	—
First quarter		—	0.56	—	—	0.63	—

Number of Common Shareholders of Record
At December 31,	2016	2015	2014	2013	2012
Class A	—	—	369	394	394
Class B	—	—	2,093	2,225	2,225
Common Stock	2,003	2,548	—	—	—

Our dividends are declared at the discretion of our Board of Directors. In October 2016, the Company’s Board of Directors approved an increase in the common stock dividend rate from $0.63 to $0.70 per share per quarter. The increased quarterly dividend payment commenced with the December 15, 2016 payment made to the shareholders of record on November 30, 2016.

14	HUBBELL INCORPORATED - Form 10-K

Purchases of Equity Securities

As of December 31, 2015, we had $141.4 million of remaining share repurchase authorization under the share repurchase program authorized by our Board of Directors on October 21, 2014 (the "October 2014 program") and $250 million of remaining share repurchase authorization under the share repurchase program authorized by our Board of Directors on August 23, 2015 (the "August 2015 program"), for a total remaining share repurchase authorization of $391.4 million. In 2016, the Company repurchased shares for an aggregate purchase price of $237.8 million. As a result, as of December 31, 2016, our remaining share repurchase authorization was $153.6 million. Our remaining share repurchase authorization expires in October 2017. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

The following table summarizes the Company's repurchase activity of Common Stock during the quarter ended December 31, 2016:

	Total Number of Shares of Common Stock Purchased	Average Price Paid Per Share of Common Stock	Approximate Value of Shares that May Yet Be Purchased Under the Programs
Period	(000’s)	Share	(in millions)
BALANCE AS OF SEPTEMBER 30, 2016			$153.6
October 2016	—	$—	$153.6
November 2016	—	$—	$153.6
December 2016	—	$—	$153.6
TOTAL FOR THE QUARTER ENDED DECEMBER 31, 2016	—	$—

HUBBELL INCORPORATED - Form 10-K	15

Corporate Performance Graph

The following graph compares the total return to shareholders on the Company’s common stock during the five years ended December 31, 2016, with a cumulative total return on the (i) Standard & Poor’s MidCap 400 (“S&P MidCap 400”), (ii) The Weighted Average of Hubbell Class A and Class B common stock, and (ii) the Dow Jones U.S. Electrical Components & Equipment Index (“DJUSEC”). The Company is a member of the S&P MidCap 400. As of December 31, 2016, the DJUSEC reflects a group of fourteen company stocks in the electrical components and equipment market segment, and serves as the Company’s peer group for purposes of this graph. The comparison assumes $100 was invested on December 31, 2011 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hubbell Incorporated, the S&P Midcap 400 Index, and the Dow Jones US Electrical Components & Equipment Index

The Hubbell Incorporated line above uses the weighted average of Hubbell Class A and Class B shares for the three annual periods from December 2012 through December 2014.

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2017 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved

16	HUBBELL INCORPORATED - Form 10-K

ITEM 6    Selected Financial Data

The following summary should be read in conjunction with the consolidated financial statements and notes contained herein (dollars and shares in millions, except per share amounts).

OPERATIONS, years ended December 31,	2016	2015	2014	2013	2012
Net sales	$3,505.2	$3,390.4	$3,359.4	$3,183.9	$3,044.4
Gross profit	$1,100.7	$1,091.8	$1,109.0	$1,070.5	$1,012.2
Operating income	$477.8	$474.6	$517.4	$507.6	$471.8
Adjusted operating income (1)	$512.8	$513.5	$522.5	$507.6	$471.8
Operating income as a % of sales	13.6%	14.0%	15.4%	15.9%	15.5%
Adjusted operating income as a % of sales (1)	14.6%	15.1%	15.6%	15.9%	15.5%
Net income attributable to Hubbell	$293.0	$277.3	$325.3	$326.5	$299.7
Net income attributable to Hubbell as a % of net sales	8.4%	8.2%	9.7%	10.3%	9.8%
Net income attributable to Hubbell as a % of Hubbell shareholders’ average equity	17.6%	15.1%	17.0%	18.3%	19.2%
Earnings per share — diluted	$5.24	$4.77	$5.48	$5.47	$5.00
Adjusted earnings per share - diluted (1)	$5.66	$5.52	$5.54	$5.47	$5.00
Cash dividends declared per common share	$2.59	$2.31	$2.06	$1.85	$1.68
Average number of common shares outstanding — diluted	55.7	58.0	59.2	59.6	59.8
Cost of acquisitions, net of cash acquired	$173.4	$163.4	$183.8	$96.5	$90.7
FINANCIAL POSITION, AT YEAR-END
Working capital (2)	$961.7	$784.7	$1,130.3	$1,165.4	$1,008.9
Total assets	$3,525.0	$3,208.7	$3,320.1	$3,184.0	$2,943.3
Total debt	$993.7	$644.1	$596.3	$594.3	$593.0
Total Hubbell shareholders’ equity	$1,592.8	$1,740.6	$1,927.1	$1,906.4	$1,661.2
NUMBER OF EMPLOYEES, AT YEAR-END	17,400	16,200	15,400	14,300	13,600

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

ITEM 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the United Kingdom, Brazil, Australia and Ireland. The Company also participates in joint ventures in Taiwan and Hong Kong, and maintains offices in Singapore, China, India, Mexico, South Korea and countries in the Middle East. The Company employs approximately 17,400 individuals worldwide.

The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for 2016, 2015 and 2014 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

The Company's long-term strategy is to serve its customers with reliable and innovative solutions delivered through a competitive cost structure; to complement organic growth with acquisitions that enhance its product offerings; and to allocate capital effectively to create shareholder value. In executing this strategy the Company is focused on growing profits and delivering attractive returns to shareholders by executing a business plan focused on the following key initiatives: growing revenue, aligning the cost structure, improving productivity, and deploying capital effectively.

Our strategy to grow revenue is focused on complementing organic growth with acquisitions that expand our product offerings and present opportunities to compete in core, adjacent or complementary markets. Our organic growth initiatives remain focused on expanding market share through new product introductions and more effective utilization of sales and marketing efforts across the organization. Acquisitions are a key component of our revenue growth strategy, not only to expand our reach into new markets and further into existing markets with new products, but also to advance our revenue growth objectives during periods of weakness or inconsistency in our end-markets.

Aligning our cost structure with the needs of our business is a key initiative and has resulted in the restructuring and related activities we have initiated, beginning in 2014. Our restructuring and related efforts include the consolidation of manufacturing and distribution facilities, workforce actions, as well as streamlining and consolidating our back-office functions. The primary objectives of our restructuring and related activities are to optimize our manufacturing footprint, cost structure, and effectiveness and efficiency of our workforce.

Productivity improvement also continues to be a key area of focus for the Company and efforts to drive productivity work with our restructuring and related activities to minimize the impact of rising material costs and administrative cost inflation. Material costs are approximately two-thirds of our cost of goods sold therefore volatility in this area can significantly impact profitability. Our goal is to have pricing and productivity programs that offset material and other inflationary cost increases as well as pay for investments in key growth areas.

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

18	HUBBELL INCORPORATED - Form 10-K

Outlook

In 2017, we expect growth across our end markets to be more consistent than in 2016. We expect modest end market growth of approximately two percent in the aggregate, with two to four percent growth in the non-residential market and four to six percent growth in the residential market. We expect the electrical transmission and distribution market, the industrial market, and the oil and gas market to each be flat-to-up by two percent.

We expect our organic net sales growth to outperform end markets and that acquisitions will continue to be a key driver of growth, however we anticipate pricing pressure in our Lighting business group could continue to be a challenge.

We expect our operating margins in 2017 will benefit from cost structure improvements, through incremental savings from our restructuring and related activities, and that our operating margins will also reflect lower Restructuring and Related Costs as well as incremental profit from higher sales. However, we also expect our operating margins in 2017 will reflect continued pricing challenges in our Lighting business and headwinds from foreign exchange and material costs across the Company.

We anticipate earnings per diluted share in the range of $5.60 to $5.80 in 2017, including approximately $0.25 of Restructuring and Related Costs as well as $0.20 of incremental savings in 2017 from restructuring and related actions initiated prior to December 31, 2016.

Finally, with our strong financial position and cash flows provided by operating activities, we expect to continue to enhance shareholder value through capital deployment. We expect free cash flow (defined as cash flows from operating activities less capital expenditures) equal to net income attributable to Hubbell in 2017.

Results of Operations

Our operations are classified into two reportable segments: Electrical and Power. For a complete description of the Company’s segments, see Part I, Item 1 of this Annual Report on Form 10-K. Within these segments, Hubbell primarily serves customers in the non-residential and residential construction, industrial, energy-related markets (also referred to as oil and gas markets) and utility markets (also referred to as the electrical transmission and distribution market). In order of magnitude of net sales, the Company's served markets are primarily non-residential construction, industrial, utility, oil and gas, and residential construction.

Our overall end markets were mixed in 2016 leading to organic growth in the year of one percent and a continuation of pressure on operating margins from business and product mix, as lower margin non-residential and residential markets grew, while higher margin industrial and oil markets continued to decline, although at rates that moderated as compared to 2015. The utility market was approximately flat in 2016 driven by project delays.

Considering these overall market conditions, we continued our focus on productivity and the restructuring and related program that began in 2014. The savings from our productivity and restructuring and related actions have helped to reduce the impact of unfavorable sales mix on operating margins as well as headwinds from pricing in certain markets and foreign exchange. Our productivity measures are aimed to offset inflationary cost increases, while our restructuring and related actions are focused on reducing structural costs of the business, aligning our cost structure with market demand, and achieving greater back-office efficiencies.

HUBBELL INCORPORATED - Form 10-K	19

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Year Ending December 31,
	2016	% of Net sales	2015	% of Net sales	2014	% of Net sales
Net sales	$3,505.2		$3,390.4		$3,359.4
Cost of goods sold	2,404.5	68.6%	2,298.6	67.8%	2,250.4	67.0%
Gross profit	1,100.7	31.4%	1,091.8	32.2%	1,109	33.0%
Selling & administrative expenses	622.9	17.8%	617.2	18.2%	591.6	17.6%
Operating income	477.8	13.6%	474.6	14.0%	517.4	15.4%
Net income attributable to Hubbell	293.0	8.4%	277.3	8.2%	325.3	9.7%
EARNINGS PER SHARE - DILUTED	$5.24		$4.77		$5.48

Our consolidated results of operations in 2016, 2015 and 2014 include what we refer to as "Restructuring and Related Costs". Restructuring actions support our cost reduction efforts involving the consolidation of manufacturing and distribution facilities as well as workforce reductions and the sale or exit of business units we determine to be non-strategic. Restructuring costs include severance and employee benefits, asset impairments, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. Restructuring-related costs are costs associated with our business transformation initiatives, including the consolidation of back-office functions and streamlining our processes, and certain other costs and gains associated with restructuring actions. In the fourth quarter of 2016 restructuring-related costs include a gain on the sale of a property associated with restructuring activities.

Our consolidated results of operations in 2015 also include costs associated with the reclassification of the Company's common stock to eliminate its two-class structure (the "Reclassification" and the "Reclassification Costs"). Reclassification Costs are primarily professional fees associated with the reclassification and are recognized in Other expense, net in the Consolidated Statement of Income. Only a portion of the Reclassification Costs were tax deductible.

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

Additional information about the Reclassification is included in Note 15 — Capital Stock of the Notes to Consolidated Financial Statements as well as the Company's current reports on Form 8-K filed on August 24, 2015 and December 23, 2015 and the Company's registration statement on Form S-4 (File No. 333-206898), initially filed with the SEC on September 11, 2015 and declared effective on November 23, 2015.

20	HUBBELL INCORPORATED - Form 10-K

The following table reconciles our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	For the Year Ending December 31,
	2016	% of Net sales	2015	% of Net sales	2014	% of Net sales
Gross profit (GAAP measure)	$1,100.7	31.4%	$1,091.8	32.2%	$1,109.0	33.0%
Restructuring and related costs	30.1		23.7		3.4
Adjusted gross profit	$1,130.8	32.3%	$1,115.5	32.9%	$1,112.4	33.1%

S&A expenses (GAAP measure)	$622.9	17.8%	$617.2	18.2%	$591.6	17.6%
Restructuring and related costs	4.9		15.2		1.7
Adjusted S&A expenses	$618.0	17.6%	$602.0	17.8%	$589.9	17.6%

Operating income (GAAP measure)	$477.8	13.6%	$474.6	14.0%	$517.4	15.4%
Restructuring and related costs	35.0		38.9		5.1
Adjusted operating income	$512.8	14.6%	$513.5	15.1%	$522.5	15.6%

Total other expense (GAAP measure)	$47.4		$56.0		$31.9
Reclassification costs	—		19.7		—
Adjusted total other expense	$47.4		$36.3		$31.9

Net income attributable to Hubbell (GAAP measure)	$293.0		$277.3		$325.3
Restructuring and related costs, net of tax	23.8		26.3		3.5
Reclassification costs, net of tax	—		17.4		—
Adjusted net income attributable to Hubbell	$316.8		$321.0		$328.8
Less: Earnings allocated to participating securities	(1.0)		(0.8)		(0.8)
Adj. net income available to common shareholders	$315.8		$320.2		$328.0
Average number of diluted shares outstanding	55.7		58.0		59.2
ADJUSTED EARNINGS PER SHARE - DILUTED	$5.66		$5.52		$5.54

The following table reconciles our restructuring costs to our Restructuring and Related Costs for 2016 and 2015 (in millions):

	For the Year Ending December 31,
	2016	2015	2016	2015	2016	2015
	Cost of goods sold		S&A expense		Total
Restructuring costs (GAAP measure, Note 21 — Restructuring Costs)	$27.5	$15.3	$7.5	$8.3	$35.0	$23.6
Restructuring related costs	2.6	8.4	(2.6)	6.9	—	15.3
Restructuring and related costs (non-GAAP measure)	$30.1	$23.7	$4.9	$15.2	$35.0	$38.9

Of the $35.0 million of Restructuring and Related Costs incurred in 2016, $32.1 million is recorded in the Electrical segment and $2.9 million is recorded in the Power segment. Of the $38.9 million of Restructuring and Related Costs incurred in 2015, $32.8 million is recorded in the Electrical segment and $6.1 million is recorded in the Power segment. Restructuring and Related Costs in Cost of goods sold increased in 2016 primarily due to a $12.5 million charge in the fourth quarter of 2016 to record an estimated liability associated with the anticipated withdrawal from a multi-employer pension plan associated with the consolidation of two of our Lighting facilities. Restructuring related costs in S&A expense declined as compared to the prior year as 2016 includes a $7.2 million gain on the sale of a property associated with a restructuring action.

HUBBELL INCORPORATED - Form 10-K	21

2016 Compared to 2015

Net Sales

Net sales of $3.5 billion in 2016 increased three percent as compared to 2015. Acquisitions added three percentage points to net sales in 2016 and organic volume, including pricing headwinds, added one percentage point, while foreign currency translation reduced net sales by one percentage point. Within our Electrical segment, organic net sales of products sold into the non-residential and residential construction markets grew, but was mostly offset by lower organic net sales of products into the energy-related and industrial markets, which experienced continued, but moderating, weakness in 2016, primarily impacting our harsh and hazardous products. Within our Power segment, organic net sales were slightly higher, by less than one percentage point, in 2016.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold increased to 68.6% for 2016 compared to 67.8% in 2015. The increase was primarily due to unfavorable business and product mix, pricing headwinds in our Electrical segment, the impact of our acquisitions, as well as foreign exchange headwinds. We also incurred $6.4 million of higher Restructuring and Related Costs within Cost of goods sold in 2016, primarily relating to the proposed consolidation of two of our Lighting facilities. Those unfavorable impacts were partially offset by higher realized savings from our restructuring and related actions in 2016, and favorable material costs.

Gross Profit

The gross profit margin for 2016 declined to 31.4% compared to 32.2% in 2015. Restructuring and Related Costs in Cost of goods sold were $6.4 million higher in 2016 as compared to 2015. Excluding Restructuring and Related Costs, the adjusted gross profit margin was 32.3% in 2016 as compared to 32.9% in 2015. The decrease in the adjusted gross margin is primarily due to unfavorable business and product mix, pricing headwinds in our Electrical segment, the impact of our acquisitions, as well as foreign exchange headwinds. Those unfavorable impacts were partially offset by higher realized savings from our restructuring and related actions in 2016, and favorable material costs.

Selling & Administrative Expenses

S&A expense in 2016 was $622.9 million and increased one percent compared to 2015 as we added S&A costs in 2016 from our acquisitions, made investments in our business, and experienced higher pension costs. Those increases were almost completely offset by realized savings from our restructuring and related actions, $10.3 million lower Restructuring and Related Costs in S&A expense in 2016 and foreign currency translation. S&A expense as a percentage of net sales declined by 40 basis points to 17.8% in 2016. Excluding Restructuring and Related Costs, adjusted S&A expense as a percentage of net sales declined by 20 basis points to 17.6% in 2016 primarily due to realized savings from our restructuring and related actions and the favorable impact of higher volume, partially offset by higher pension costs and investments in our business in 2016.

Operating Income

Operating income increased one percent in 2016 to $477.8 million while operating margin declined by 40 basis points to 13.6%. Excluding Restructuring and Related Costs, adjusted operating income of $512.8 million was flat as compared to 2015 and the adjusted operating margin declined by 50 basis points to 14.6%. The adjusted operating margin decreased primarily due to unfavorable product and business mix, pricing headwinds in our Electrical segment, foreign exchange headwinds and cost increases that were greater than productivity gains. Those unfavorable impacts to the adjusted operating margin were partially offset by realized savings from our restructuring and related actions and lower material costs.

Total Other Expense

Total other expense was $47.4 million in 2016 compared to $56.0 million in 2015. Excluding Reclassification Costs that were incurred in 2015, adjusted total other expense was $47.4 in 2016 compared to $36.3 million in 2015 and increased largely due to a $12.4 million increase in interest expense primarily related to the $400 million debt offering we completed in March 2016.

Income Taxes

The effective tax rate was 30.8% in 2016 as compared to 32.6% in 2015. The effective tax rate was higher in 2015 as compared to 2016 due to certain costs of the Reclassification that were not deductible partially offset by international reorganization actions in 2015 as well as certain discrete items in 2016. Additional information related to the Company’s effective tax rate is included in Note 12 — Income Taxes in the Notes to Consolidated Financial Statements.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell was $293.0 million in 2016 and increased 6% as compared to 2015. Excluding Restructuring and Related Costs and Reclassification Costs, adjusted net income attributable to Hubbell was $316.8 million in 2016 and decreased 1% as compared to 2015, which reflects flat adjusted operating earnings, higher interest expense in 2016, partially offset by the benefit of a lower effective tax rate as compared to 2015. Earnings per diluted share in 2016 increased 10% compared to 2015. Adjusted earnings per diluted share in 2016, increased 3% and reflects a lower average number of diluted shares outstanding for the year, which declined by approximately 2.3 million as compared to 2015.

22	HUBBELL INCORPORATED - Form 10-K

Segment Results

Electrical Segment

(In millions)	2016	2015
Net sales	$2,460.2	$2,388.3
Operating income	$267.4	$279.0
Restructuring and related costs	32.1	32.8
Adjusted operating income	$299.5	$311.8
Operating margin	10.9%	11.7%
Adjusted operating margin	12.2%	13.1%

Net sales in the Electrical segment were $2.5 billion, up three percent in 2016 as compared with 2015 due to the contribution of net sales from acquisitions. Organic volume was higher, despite pricing headwinds, and was offset by the unfavorable impact of foreign currency translation. Net sales were three percentage points higher due to the contribution of acquisitions. Organic volume, including pricing headwinds, added one percentage point to net sales and foreign currency translation reduced net sales by one percentage point.

Within the segment, net sales of our Lighting business group increased four percent in 2016 due to organic net sales growth of six percent, partially offset by a two percentage point headwind on pricing. Within the Lighting business group, organic net sales of residential lighting products increased by thirteen percent, partially offset by a three percentage point headwind on pricing, and commercial and industrial lighting products increased by four percent, partially offset by a two percentage point headwind on pricing. The aggregate net sales of our other business groups in the Electrical segment increased by three percentage points, primarily due to five percentage points of net sales growth from acquisitions partially offset by two percentage points from foreign currency translation. The aggregate organic net sales volume of those other business groups was lower, by less than one percent, as lower net sales of products in industrial and energy-related markets, primarily our harsh and hazardous products, were almost entirely offset by net sales growth in construction-related businesses.

Operating income in the Electrical segment for 2016 was $267.4 million and decreased four percent compared to 2015. Operating margin in 2016 decreased by approximately 80 basis points to 10.9%. Excluding Restructuring and Related Costs, the adjusted operating margin decreased by 90 basis points to 12.2% in 2016 . The decrease in the adjusted operating margin is primarily due to unfavorable product and business mix, foreign exchange headwinds, cost increases that were mostly offset by productivity gains, and pricing headwinds in our Lighting business group. Those unfavorable impacts were partially offset by realized savings from our restructuring and related actions and lower material costs.

Power Segment

(In millions)	2016	2015
Net sales	$1,045.0	$1,002.1
Operating income	$210.4	$195.6
Restructuring and related costs	2.9	6.1
Adjusted operating income	$213.3	$201.7
Operating margin	20.1%	19.5%
Adjusted operating margin	20.4%	20.1%

Net sales in the Power segment were $1.0 billion, up four percent compared to 2015, due to the contribution of net sales from acquisitions. Organic volume and the impact of foreign currency translation were effectively flat, as organic volume increased by less than one percent and was offset by foreign currency headwinds of less than one percent.

Operating income in the Power segment increased eight percent to $210.4 million in 2016. Operating margin in 2016 increased by 60 basis points to 20.1%. Excluding Restructuring and Related Costs, the adjusted operating margin in 2016 increased 30 basis points to 20.4%. The increase in the adjusted operating margin is primarily due to favorable pricing and material costs, and productivity in excess of cost increases, including the reduction of an environmental liability in the fourth quarter of 2016, partially offset by acquisitions, which increased operating income, but reduced operating margin by approximately 40 basis points.

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

HUBBELL INCORPORATED - Form 10-K	23

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

Within the segment, net sales of our Lighting business group increased six percent in 2015 compared to 2014, while the aggregate net sales of our other business groups in the Electrical segment declined by four percent in the same period. Net sales of the Lighting business group increased five percent due to organic growth in both the non-residential and residential construction markets, and one percent due to acquisitions. The aggregate net sales of our other business groups in the Electrical segment declined by four percent due to a four percentage point decline in organic volume and three percentage points of unfavorable foreign currency translation, partially offset by three percent net sales growth from completed acquisitions. The decline in organic net sales volume is primarily due to lower net sales of products in the energy-related and industrial markets, primarily our harsh and hazardous products, partially offset by net sales growth in our other products, primarily in the non-residential and residential construction markets.

24	HUBBELL INCORPORATED - Form 10-K

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

Financial Condition, Liquidity and Capital Resources

Cash Flow

	December 31,
(In millions)	2016	2015	2014
Net cash provided by (used in):
Operating activities	$398.2	$331.1	$391.5
Investing activities	(230.0)	(249.2)	(242.6)
Financing activities	(46.8)	(371.1)	(215.6)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(27.3)	(21.2)	(20.1)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$94.1	$(310.4)	$(86.8)

The following table reconciles our cash flows from operating activities to free cash flows for 2016, 2015 and 2014 (in millions):

	December 31,
(In millions)	2016	2015	2014
Net cash provided by operating activities (GAAP measure)	$398.2	$331.1	$391.5
Less: Capital expenditures	(67.2)	(77.1)	(60.3)
Free cash flow	$331.0	$254.0	$331.2
Free cash flow as a percent of net income attributable to Hubbell	113.0%	92.0%	102.0%

Free cash flow is a non-GAAP measure and is defined as cash flow from operations less capital expenditures. Management believes that free cash flow provides useful information regarding Hubbell’s ability to generate cash without reliance on external financing. In addition, management uses free cash flow to evaluate the resources available for investments in the business, strategic acquisitions and further strengthening the balance sheet.

HUBBELL INCORPORATED - Form 10-K	25

2016 Compared to 2015

Cash provided by operating activities for 2016 increased compared to 2015 primarily due to higher net income after adjusting for the non-cash impacts of depreciation and amortization, stock-based compensation and deferred income taxes and by lower uses of cash for working capital and cash spent for restructuring and related activities. Cash used for working capital was $10.1 million in 2016 compared to $32.3 million in 2015 primarily due to lower inventories partially offset by higher accounts receivable in 2016.

Cash used for investing activities of $230.0 million in 2016 decreased compared to cash used of $249.2 million in 2015. This decrease is primarily due to $9.9 million of lower capital expenditures and $9.6 million of proceeds from the sale of a real estate asset in our Lighting business. Those decreases in the use of cash for investing activities are partially offset by higher cash used for acquisitions in 2016 as compared to 2015.

Cash used for financing activities of $46.8 million in 2016 decreased compared to $371.1 million of cash used in 2015. The decrease in cash used in 2016 as compared to 2015 is primarily the result of $393.4 million of net proceeds received from the $400 million public note offering the Company completed in March 2016, as well as $200.7 million of Class A Cash Consideration paid in connection with the Reclassification in 2015. Those decreases in cash used were partially offset by a $167.7 million increase in shares repurchased in 2016, as well as $97.1 million change year over year in cash flows from short term borrowings and a $8.1 million increase in dividends paid in 2016. For more information about the $400 million public note offering refer to Note 11 — Debt, in the Notes to Consolidated Financial Statements.

The unfavorable impact of foreign currency exchange rates on cash increased to $27.3 million in 2016 as compared to $21.2 million in 2015. The unfavorable impact in 2016 and 2015 was primarily related to the U.S. dollar strengthening against the British pound, Australian dollar, and Mexican peso.

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

In 2016, the Company completed acquisitions for an aggregate purchase price of $184.6 million, net of cash received. Acquisitions in 2016 included the following:

◦
In January 2016, the Company acquired all of the issued and outstanding shares of capital stock of R.W Lyall & Company, Inc ("Lyall"), a leader in the design and application of components and assemblies for the natural gas distribution market for a cash purchase price of approximately $129.1 million. Lyall has been added to the Electrical segment.

◦
In February 2016, the Company acquired all of the issued and outstanding shares of Electric Motion Company, Inc. and all of the membership interests in Elmot Realty Associates, LLC, Elmot Realty Associates II, LLC and DelRi LLC, collectively referred to as "EMC", for approximately $40.3 million, net of cash received. EMC is a leading manufacturer or grounding and connector products for the communication, power and transportation industries. EMC has been added to the Power segment.

◦
In July 2016, the Company acquired all of the equity interest of Jiangsu Xin Yuan Electric Equipment Co., Ltd. ("Longbow") for approximately $14.5 million, net of cash received. Longbow is a leading manufacturer of high voltage polymer insulators for the electric utility and railway industry. Longbow has been added to the Power segment.

For more information refer to Note 2 — Business Acquisitions in the Notes to Consolidated Financial Statements.

Beginning in the fourth quarter of 2014 and continuing through 2016 we have initiated certain restructuring and related actions, primarily to align our cost structure with the needs of our business and also in response to weakness in certain of our end markets. As a result of those restructuring and related actions

26	HUBBELL INCORPORATED - Form 10-K

we have exited a total of 20 manufacturing and warehousing facilities and have exceeded our expected cost savings in 2016 associated with restructuring and related activities. We expect to initiate additional restructuring actions in 2017.

In connection with our restructuring and related actions we have incurred restructuring costs, which are primarily severance and employee benefits, asset impairments, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These restructuring costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash. Restructuring costs also include a $12.5 million charge in the fourth quarter of 2016 to recognize the estimated liability associated with the anticipated withdrawal from a multi-employer pension plan, which is anticipated to be settled in periodic payments over several years, subject to negotiations expected to occur in 2017.

The table below presents the restructuring costs incurred in 2016, additional expected restructuring costs and the expected completion date for restructuring actions initiated in 2016 and separately for those initiated in 2015 (in millions):

	Costs Incurred in 2016	Additional Expected Costs	Expected Completion Date
2016 Restructuring Actions	$31.8	$9.7	2017
2015 Restructuring Actions	3.2	2.5	2017
Total	$35.0	$12.2

Costs incurred in 2016 relating to 2016 Restructuring Actions in the preceding table include the previously mentioned $12.5 million charge representing the estimated withdrawal liability from a multi-employer pension plan. Any potential future liability in excess of the amount already recognized in 2016 is not included in the additional expected costs relating to 2016 Restructuring Actions referred to in the preceding table. Additional information about the estimated withdrawal liability is included in Note 10 — Retirement Benefits in the Notes to Consolidated Financial Statements.

In connection with our restructuring and related actions we also incur restructuring-related costs. Restructuring-related costs are costs associated with our business transformation initiatives, including the consolidation of back-office functions and streamlining our processes, and certain other costs and gains associated with restructuring actions. In 2016 restructuring-related costs include a fourth quarter gain on the sale of a property associated with restructuring activities. We refer to restructuring costs (which is a GAAP measure) and restructuring-related costs on a combined basis as "restructuring and related costs", which is a non-GAAP measure. Refer to Management's Discussion and Analysis - Results of Operations, for further detail of the costs associated with our restructuring and related activities and reconciliations of our non-GAAP measures.

During 2016, we used cash of $67.2 million for capital expenditures, a decrease of $9.9 million from 2015 as we made higher investments in facilities and equipment during 2015.

Additional information with respect to future investments in the business can be found under “Outlook” within Management’s Discussion and Analysis.

Stock Repurchase Program

At December 31, 2015, we had total remaining share repurchase authorization of $391.4 million. In 2016, the Company repurchased shares for an aggregate purchase price of $237.8 million bringing our remaining share repurchase authorization to $153.6 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At December 31, 2016 and 2015, the Company had $990.5 million and $595.9 million, respectively, of long-term unsecured, unsubordinated notes, net of unamortized discount and the unamortized balance of capitalized debt issuance costs.

At December 31, 2016 and 2015, the Company had $3.2 million and $48.2 million, respectively, of short-term debt outstanding.

◦
There were no commercial paper borrowings outstanding at December 31, 2016. Short-term debt at December 31, 2015 includes $48.0 million of commercial paper borrowings to partially fund the Class A Cash Consideration paid on December 23, 2015 in connection with the Reclassification.

◦	Short-term debt at December 31, 2016 and 2015 also includes $3.2 million and $0.2 million, respectively of borrowings to support our international operations in China and Brazil.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

HUBBELL INCORPORATED - Form 10-K	27

The following table sets forth the reconciliation of net debt at December 31, 2016 and 2015:

	December 31,
(In millions)	2016	2015
Total Debt	$993.7	$644.1
Total Hubbell Shareholders’ Equity	1,592.8	1,740.6
TOTAL CAPITAL	$2,586.5	$2,384.7
Debt to Total Capital	38%	27%
Cash and Investments	$505.2	$405.2
NET DEBT	$488.5	$238.9
Net Debt to Total Capital	19%	10%

In March 2016, the Company completed a public debt offering of $400 million of long-term unsecured, unsubordinated notes maturing in March 2026 and bearing interest at a fixed rate of 3.35% (the "2026 Notes"). Net proceeds from the issuance were $393.4 million after deducting the discount on the notes and offering expenses paid by the Company.

In November 2010, the Company completed a public debt offering for $300 million of long-term unsecured, unsubordinated notes maturing in November 2022 (“2022 Notes”) and bearing interest at a fixed rate of 3.625%. Prior to the issuance of the 2022 Notes, the Company entered into a forward interest rate lock which resulted in a $1.6 million loss. This amount was recorded in Accumulated other comprehensive loss, net of tax, and is being amortized over the life of the 2022 Notes.

In May 2008, the Company completed a public offering for $300 million of long-term unsecured, unsubordinated notes maturing in May 2018 (the “2018 Notes”). The 2018 Notes bear interest at a fixed rate of 5.95%. Prior to the issuance of the 2018 Notes, the Company entered into a forward interest rate lock which resulted in a $1.2 million gain. This amount was recorded in Accumulated other comprehensive loss, net of tax, and is being amortized over the life of the notes.

The 2018 Notes, 2022 Notes and 2026 Notes are all fixed rate indebtedness, are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default (including as a result of the Company's failure to meet certain non-financial covenants) under the indenture governing the notes, as modified by the supplemental indentures creating such notes, or upon a change in control event as defined in such indenture. The Company was in compliance with all non-financial covenants as of December 31, 2016.

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

In 2016, we invested in acquisitions and also returned capital to our shareholders through share repurchases and shareholder dividends. These activities were funded primarily with the proceeds of our $400 million public debt offering completed on March 1, 2016, short-term borrowings, and cash flows from operations.

◦
Cash used for the acquisition of businesses in 2016, net of cash acquired was $173.4 million. Further discussion of our acquisitions can be found in Note 2 — Business Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

◦	In 2016, cash settlements for share repurchases were $246.8 million. Shareholder dividends paid in 2016 were $144.0 million.

We also require cash outlays to fund our operations, our capital expenditures, and an increase in working capital that would be required to accommodate a higher level of business activity for the foreseeable future, as well as our rate of cash dividends, potential future acquisitions, and the remaining Longbow acquisition purchase price. We also have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that are summarized in the table of Contractual Obligations as of December 31, 2016.

Our sources of funds and available resources to meet these funding needs are as follows:

◦
Cash flows from operations and existing cash resources: We are targeting free cash flow (defined as cash flows from operations less capital expenditures) equal to net income attributable to Hubbell in 2017. We also have $437.6 million of cash and cash equivalents at December 31, 2016, of which approximately 25% was held inside the United States and the remainder held internationally. The Company’s intent is to indefinitely reinvest all of its undistributed international earnings and cash internationally.

◦
We have the ability to issue commercial paper for general corporate purposes and our $750 million revolving credit facility, which expires in December 2020, serves as a backup to our commercial paper program. We maintain investment grade credit ratings from the major U.S. rating agencies.

◦
On December 16, 2015 the Company entered into a five-year revolving credit agreement (the "Credit Agreement") with a syndicate of lenders that provides a $750 million committed revolving credit facility. Commitments under the Credit Agreement may be increased to an aggregate amount not to exceed

28	HUBBELL INCORPORATED - Form 10-K

$1.250 billion. The interest rate applicable to borrowing under the Credit Agreement is generally either the adjusted LIBOR plus an applicable margin (determined by reference to a ratings based grid) or the alternate base rate. The single financial covenant in the Credit Agreement, which the Company is in compliance with at December 31, 2016, requires that total debt not exceed 55% of total capitalization as of the last day of each fiscal quarter of the Company. Annual commitment fees to support availability under the credit facility are not material. Although not the principal source of liquidity, we believe our credit facility is capable of providing significant financing flexibility at reasonable rates of interest. However, in the event of a significant deterioration in the results of our operations or cash flows, leading to deterioration in financial condition, our borrowing costs could increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements. As of December 31, 2016 the credit facility had not been drawn against.

◦
In addition to our commercial paper program and existing revolving credit facility we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position we believe that we would be able to obtain additional long-term debt financing on attractive terms.

◦
The Company also maintains other lines of credit that are primarily used to support the issuance of letters of credit. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. At December 31, 2016 and 2015 these lines totaled $51.4 million and $54.6 million, respectively, of which $21.0 million million and $22.5 million was utilized to support letters of credit and the remaining amount was unused. The annual commitment fees associated with these lines of credit are not material.

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

In December 2016, the Company approved amendments to the domestic qualified defined benefit pension plan and non-qualified defined benefit plan, which will freeze service accruals for active participants effective February 28, 2017 and further will freeze compensation accruals effective December 31, 2020. The Company also froze all accruals in a second non-qualified defined benefit plan effective December 31, 2016. As a result of the amendments, the Company has recognized a $34.1 million curtailment gain in Accumulated other comprehensive income as of December 31, 2016 and recognized $0.2 million of pension expense in 2016 associated with previously unrecognized prior service costs. In addition, effective January 1, 2017, the amortization of unrecognized gains and losses of these plans will be recognized over the remaining life expectancy of participants, as all participants are considered inactive as a result of the amendments.

In 2016, we also completed a transaction with a third-party insurer to settle approximately $40 million of projected benefit obligations of our domestic qualified defined benefit pension plans.

Changes in the value of the defined benefit plan assets and liabilities will affect the amount of pension expense ultimately recognized. Although differences between actuarial assumptions and actual results are no longer deferred for balance sheet purposes, deferral is still permitted for pension expense purposes. Unrecognized gains and losses in excess of an annual calculated minimum amount (the greater of 10% of the projected benefit obligation or 10% of the market value of assets) have been amortized and recognized in net periodic pension cost. For our primary defined benefit plans that amortization in 2016 is over the average remaining service period of our active employees, which approximates 9-15 years. Effective January 1, 2017, the amortization of unrecognized gains and losses of our primary domestic defined benefit plan will be recognized over the remaining life expectancy of participants, which is approximately 22 years. During 2016 and 2015, we recorded $13.9 million and $12.1 million, respectively, of pension expense related to the amortization of these unrecognized losses. We expect to record $11.1 million of expense related to unrecognized losses and prior service cost in 2017.

In 2016, 2015 and 2014, we contributed $18.0 million, $22.6 million, and $23.5 million, respectively, to our qualified foreign and domestic defined benefit pension plans. These contributions have improved the funded status of all of our plans. Although not required by ERISA and the Internal Revenue Code, the Company may elect to make a voluntary contribution to its qualified domestic defined benefit pension plan in 2017. The Company expects to contribute approximately $1.7 million to its foreign plans in 2017. The anticipated 2017 level of pension funding is not expected to have a significant impact on our overall liquidity.

HUBBELL INCORPORATED - Form 10-K	29

Assumptions

The following assumptions were used to determine projected pension and other benefit obligations at the measurement date and the net periodic benefit costs for the year:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	4.12%	4.71%	4.10%	4.60%
Rate of compensation increase	3.55%	3.59%	3.93%	3.92%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	4.71%	4.23%	4.60%	4.10%
Expected return on plan assets	6.04%	6.36%	N/A	N/A
Rate of compensation increase	3.59%	3.15%	3.92%	3.60%

At the end of each year, we estimate the expected long-term rate of return on pension plan assets based on the strategic asset allocation for our plans. In making this determination, we utilize expected rates of return for each asset class based upon current market conditions and expected risk premiums for each asset class. A one percentage point change in the expected long-term rate of return on pension fund assets would have an impact of approximately $7.1 million on 2017 pretax pension expense. The expected long-term rate of return is applied to the fair market value of pension fund assets to produce the expected return on fund assets that is included in pension expense. The difference between this expected return and the actual return on plan assets was recognized at December 31, 2016 for balance sheet purposes, but continues to be deferred for expense purposes. The net deferral of past asset gains (losses) ultimately affects future pension expense through the amortization of gains (losses) with an offsetting adjustment to Hubbell shareholders’ equity through Accumulated other comprehensive loss.

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension plan liabilities. For our U.S. and Canadian pension plans, this discount rate is determined by matching the expected cash flows associated with our benefit obligations to a yield curve based on high quality, fixed income debt instruments with maturities that closely match the expected funding period of our pension liabilities. This yield curve is derived using a bond matching approach which incorporates a selection of bonds that align with our projected benefit obligations. As of December 31, 2016, we used a discount rate of 4.30% for our U.S. pension plans compared to a discount rate of 4.80% used in 2015. For our Canadian pension plan, we used a discount rate of 3.85% in 2016, compared to the 3.90% discount rate used in 2015.

For our UK pension plan the discount rate was derived using a yield curve fitted to the yields on AA bonds in the Barclays Capital Sterling Aggregate Corporate Index and uses sample plan cash flow data as a proxy to plan specific liability cash flows. The derived discount rate is the single discount rate equivalent to discounting these liability cash flows at the term-dependent spot rates of AA corporate bonds. This methodology resulted in a December 31, 2016 discount rate for the UK pension plan of 2.70% as compared to a discount rate of 4.00% used in 2015.

An increase of one percentage point in the discount rate would lower our 2017 pretax pension expense by approximately $2.1 million. A discount rate decline of one percentage point would increase our 2017 pretax pension expense by approximately $2.1 million.

In 2014 we changed the mortality table used to calculate the present value of our pension plan liabilities from the RP-2000 mortality table to the RP-2000 mortality table with generational projection using Scale BB-2D. That change resulted in an approximately $40 million increase in the projected benefit obligation of our U.S. defined benefit pension plans upon remeasurement at December 31, 2014. The same mortality assumption was used to calculate the present value of pension plan liabilities as of December 31, 2015 and 2016. The RP-2000 mortality table with generational projection using Scale BB-2D was chosen as the best estimate based on the observed and anticipated experience of the plans after considering alternative tables, including RP-2014 and generational projection using Scale MP-2016.

Other Post Employment Benefits (“OPEB”)

The Company also has a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits have been discontinued for substantially all future retirees. These plans are not funded and, therefore, no assumed rate of return on assets is required. We use a similar methodology to derive the yield curve for our post employment benefit plan obligations that we use for our pension plans. As of December 31, 2016, the Company used a discount rate of 4.10% to determine the projected benefit obligation compared to a discount rate of 4.60% used in 2015. In accordance with the accounting guidance for retirement benefits, we recorded to Accumulated other comprehensive loss, within Hubbell shareholders’ equity, a charge, net of tax, of approximately $0.7 million in 2016 and a charge, net of tax, of approximately $1.1 million in 2015, related to the annual remeasurement of the OPEB plans and the amortization of prior service credits and net actuarial gains.

30	HUBBELL INCORPORATED - Form 10-K

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

Contractual Obligations

A summary of our contractual obligations and commitments at December 31, 2016 is as follows (in millions):

	Payments due by period
	Total	2017	2018-2019	2020-2021	2022 and thereafter
Debt obligations(a)	$1,003.2	$3.2	$300.0	$—	$700.0
Expected interest payments	228.1	42.9	59.0	50.0	76.2
Operating lease obligations	87.8	18.7	29.7	16.3	23.1
Retirement and other benefits(b) (c)	227.4	8.8	18.2	16.5	183.9
Purchase obligations	211.9	202.4	9.5	—	—
Obligations under customer incentive programs	41.2	41.2	—	—	—
Income tax payments	7.0	7.0	—	—	—
TOTAL	$1,806.6	$324.2	$416.4	$82.8	$983.2

(a)	Amounts exclude unamortized discount and capitalized debt issuance costs.

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

(c)
Amounts above reflect a $12.5 million obligation based on an assessment it is probable the Company will withdraw from a multi-employer plan. See Note 10 — Retirement Benefits in the Notes to Consolidated Financial Statements for further information.

Our purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability. These obligations primarily consist of inventory purchases made in the normal course of business to meet operational requirements and commitments for equipment purchases. As of December 31, 2016, we have $20.2 million of uncertain tax positions reflected in our Consolidated Balance Sheet. We are unable to make a reasonable estimate regarding the timing of settlement of these uncertain tax positions and, as a result, they have been excluded from the table. See Note 12 — Income Taxes in the Notes to Consolidated Financial Statements.

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

HUBBELL INCORPORATED - Form 10-K	31

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

Employee Benefits Costs and Funding

We sponsor domestic and foreign defined benefit pension, defined contribution and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on the pension fund assets, rate of increase in employee compensation levels and health care cost increase projections. These assumptions are determined based on Company data and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. Further discussion of the assumptions used in 2016 and 2015 are included above under “Pension Funding Status” and in Note 10 — Retirement Benefits of the Notes to Consolidated Financial Statements.

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

32	HUBBELL INCORPORATED - Form 10-K

We review depreciable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows of the asset group is less than the carrying amount, an impairment charge is recorded. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of impaired assets is determined using expected cash flow estimates, quoted market prices when available and appraisals as appropriate. We did not record any material impairment charges related to long-lived assets in 2016, 2015, or 2014.

Goodwill and indefinite-lived intangible assets are reviewed annually for impairment unless circumstances dictate the need for more frequent assessment. We perform our goodwill impairment testing as of April 1st of each year unless circumstances dictate the need for more frequent assessments. The accounting guidance provides entities an option of performing a qualitative assessment before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the goodwill is not impaired, the entity would not need to proceed to the two step goodwill impairment testing process as prescribed in the guidance. The Company performed a qualitative assessment of its Hubbell Power Systems ("HPS") reporting unit. The Company elected to bypass the qualitative assessment and proceeded directly to the quantitative analysis for its remaining reporting units. The goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future discounted cash flows, determining appropriate discount rates and other assumptions. We use internal discounted cash flow estimates to determine fair value. These cash flow estimates are derived from historical experience and future long-term business plans and the application of an appropriate discount rate. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. As of April 1, 2016, our goodwill testing resulted in fair values for each reporting unit that substantially exceeded the reporting unit’s carrying value. We have not recorded any goodwill impairments since the initial adoption of the accounting guidance in 2002.

The identification and measurement of impairment of indefinite-lived intangible assets involves an assessment of qualitative factors to determine whether events or circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If it is more likely than not that the asset is imparied, the fair value of the indefinite lived intangibles will be determined using discounted cash flow estimates. If the carrying value of these assets exceeds the estimated fair value, the carrying value will be reduced to the estimated fair value. We did not record any impairments related to indefinite-lived intangible assets in 2016, 2015, or 2014.

Stock-Based Compensation

We determine the grant date fair value of certain stock-based compensation awards using either a lattice model or the Black-Scholes option pricing model. Both of these models require management to make certain assumptions with respect to selected model inputs. These inputs include assumptions for the expected term, stock volatility, dividend yield and risk-free interest rate. Changes in these inputs impact fair value and could impact our stock-based compensation expense in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those awards expected to meet the service and performance vesting conditions. If our actual forfeiture rate is different from our estimate, adjustments to stock-based compensation expense may be required. See also Note 16 — Stock-Based Compensation in the Notes to Consolidated Financial Statements.

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-K, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our expected capital resources, liquidity, financial performance, pension funding, and results of operations and are based on our reasonable current expectations. In addition, all statements regarding restructuring plans and expected associated costs and benefits, intent to repurchase shares of Common Stock, and the expected amount of such repurchases, and improvement in operating results, anticipated market conditions and productivity initiatives are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

•	Changes in demand for our products, market conditions, product quality, or product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	The expected benefits and the timing of other actions in connection with our Enterprise Resource Planning ("ERP") system.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected or future levels of operating cash flow, indebtedness and capital spending.

•	General economic and business conditions in particular industries, markets or geographic regions, as well as inflationary trends.

HUBBELL INCORPORATED - Form 10-K	33

•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	A major disruption in one or more of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations and relocations.

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

•
Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in this Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

We manufacture and/or assemble our products in the United States, Canada, Switzerland, Puerto Rico, Mexico, China, Italy, UK, Brazil and Australia and sell products in those markets as well as through offices in Singapore, China, India, Mexico, South Korea and countries in the Middle East. Hubbell also participates in joint ventures in Taiwan and Hong Kong. Shipments from non-U.S. subsidiaries as a percentage of the Company’s total net sales were 10% in 2016, 11% in 2015 and 14% in 2014, with the Canadian and UK operations representing approximately 33% and 21%, respectively, of 2016 total international net sales. Of the remaining 2016 international sales Switzerland, Brazil, and Mexico represent 12%, 10%, and 9%, respectively. As such, our operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. To manage this exposure, we closely monitor the working capital requirements of our international units and may enter into forward foreign exchange contracts. Further discussion of forward exchange contracts can be found in Note 13 — Financial Instruments and

Fair Value Measurement in the Notes to Consolidated Financial Statements.

Product purchases representing approximately 11% of our net sales are sourced from unaffiliated suppliers located outside the United States, primarily in China and other Asian countries, Europe and Brazil. Foreign sourcing of products may result in unexpected fluctuations in product cost or increased risk of business interruption due to lack of product or component availability due to any one of the following:

•	Political or economic uncertainty in the source country

•	Fluctuations in the rate of exchange between the U.S. dollar and the currencies of the source countries

•	Changes in U.S. laws and policies governing foreign trade

•	Increased logistical complexity including supply chain interruption or delay, port of departure or entry disruption and overall time to market

•	Loss of proprietary information

•	Product quality issues outside the control of the Company

34	HUBBELL INCORPORATED - Form 10-K

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

The following table presents cost and weighted average interest rate information related to fixed rate interest risk sensitive instruments by maturity at December 31, 2016 (dollars in millions):

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value 12/31/16
ASSETS
Available-for-sale investments	$11.2	$8.2	$6.3	$12.5	$4.5	$11.0	$53.7	$53.6
Avg. interest rate	4.40%	5.09%	5.00%	4.96%	5.00%	5.00%
LIABILITIES
Long-term debt	$—	$299.3	$—	$—	$—	$691.2	$990.5	$1,017.8
Avg. interest rate	—	5.95%	—	—	—	3.468%	4.22%

We use derivative financial instruments only if they are matched with a specific asset, liability, or proposed future transaction. We do not speculate or use leverage when trading a financial derivative product.

In September 2015, we purchased redeemable preferred stock of a privately held company for $5.0 million which is classified as an available-for-sale security, but is not interest rate sensitive and so has been excluded from the above analysis. See also Note 1 — Significant Accounting Policies, Note 6 — Investments and Note 11 — Debt in the Notes to Consolidated Financial Statements.

HUBBELL INCORPORATED - Form 10-K	35

ITEM 8    Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

36	HUBBELL INCORPORATED - Form 10-K

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate systems of internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm as stated in their report which is included on the next page within this Annual Report on Form 10-K.

/s/ DAVID G. NORD	/s/ WILLIAM R. SPERRY
David G. Nord	William R. Sperry
Chairman of the Board, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

HUBBELL INCORPORATED - Form 10-K	37

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hubbell Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hubbell Incorporated and its subsidiaries (the “Company”) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 16, 2017

38	HUBBELL INCORPORATED - Form 10-K

Consolidated Statement of Income

	Year Ended December 31,
(in millions, except per share amounts)	2016	2015	2014
Net sales	$3,505.2	$3,390.4	$3,359.4
Cost of goods sold	2,404.5	2,298.6	2,250.4
Gross profit	1,100.7	1,091.8	1,109.0
Selling & administrative expenses	622.9	617.2	591.6
Operating income	477.8	474.6	517.4
Interest expense	(43.4)	(31.0)	(31.2)
Investment income	0.5	0.5	1.1
Other expense, net	(4.5)	(25.5)	(1.8)
Total other expense	(47.4)	(56.0)	(31.9)
Income before income taxes	430.4	418.6	485.5
Provision for income taxes	132.6	136.5	158.3
Net income	297.8	282.1	327.2
Less: Net income attributable to noncontrolling interest	4.8	4.8	1.9
NET INCOME ATTRIBUTABLE TO HUBBELL	$293.0	$277.3	$325.3
Earnings per share
Basic	$5.26	$4.79	$5.51
Diluted	$5.24	$4.77	$5.48
See notes to consolidated financial statements.

Consolidated Statement of Comprehensive Income

	Year Ended December 31,
(in millions)	2016	2015	2014
Net income	$297.8	$282.1	$327.2
Other comprehensive (loss) income:
Foreign currency translation adjustments	(35.4)	(45.5)	(35.7)
Pension and post retirement benefit plans’ service costs and net actuarial (losses) gains, net of taxes of $18.9, $10.7 and $33.9	(40.3)	(15.5)	(57.7)
Unrealized loss on investments, net of taxes of $0.1, $0.2 and $0.0	(1.2)	(0.3)	(0.1)
Unrealized gains (losses) on cash flow hedges, net of taxes of $0.5, ($0.3) and ($0.1)	(1.4)	1.4	0.2
Other comprehensive (loss) income	(78.3)	(59.9)	(93.3)
Comprehensive income	219.5	222.2	233.9
Less: Comprehensive income attributable to noncontrolling interest	4.8	4.8	1.9
COMPREHENSIVE INCOME ATTRIBUTABLE TO HUBBELL	$214.7	$217.4	$232.0
See notes to consolidated financial statements.

HUBBELL INCORPORATED - Form 10-K	39

Consolidated Balance Sheet

	At December 31,
(In millions, except share amounts)	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$437.6	$343.5
Short-term investments	11.2	12.2
Accounts receivable, net	530.0	466.6
Inventories, net	532.4	540.0
Other current assets	40.1	25.5
Total Current Assets	1,551.3	1,387.8
Property, Plant, and Equipment, net	439.8	419.7
Other Assets
Investments	56.4	49.5
Goodwill	991.0	928.5
Intangible assets, net	431.5	372.2
Other long-term assets	55.0	51.0
TOTAL ASSETS	$3,525.0	$3,208.7
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$3.2	$48.2
Accounts payable	291.6	289.5
Accrued salaries, wages and employee benefits	82.8	75.3
Accrued insurance	55.8	50.4
Other accrued liabilities	156.2	139.7
Total Current Liabilities	589.6	603.1
Long-term Debt	990.5	595.9
Other Non-Current Liabilities	341.7	260.7
TOTAL LIABILITIES	1,921.8	1,459.7
Commitments and Contingencies (see Note 14)
Hubbell Shareholders’ Equity
Common stock, par value $.01
Common Stock - Authorized 200,000,000 shares, outstanding 55,532,307 and 57,836,533 shares	$0.6	$0.6
Additional paid-in capital	15.4	78.1
Retained earnings	1,879.3	1,886.1
Accumulated other comprehensive loss	(302.5)	(224.2)
Total Hubbell Shareholders’ Equity	1,592.8	1,740.6
Noncontrolling interest	10.4	8.4
TOTAL EQUITY	1,603.2	1,749.0
TOTAL LIABILITIES AND EQUITY	$3,525.0	$3,208.7
See notes to consolidated financial statements.

40	HUBBELL INCORPORATED - Form 10-K

Consolidated Statement of Cash Flows

	Year Ended December 31,
(In millions)	2016	2015	2014
Cash Flows from Operating Activities
Net income	$297.8	$282.1	$327.2
Adjustments to reconcile net income to net cash provided by operating activities net of acquisitions:
Depreciation and amortization	92.3	85.2	79.2
Deferred income taxes	12.7	(4.5)	30.3
Stock-based compensation	22.3	17.0	16.4
Tax benefit on stock-based awards	(4.2)	(2.3)	(9.2)
(Gain) loss on sale of assets	(5.8)	0.5	(1.3)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(42.3)	1.9	(17.8)
Decrease (increase) in inventories	18.4	(80.8)	(46.9)
Increase in current liabilities	13.8	46.6	20.0
Changes in other assets and liabilities, net	8.4	6.1	15.4
Contributions to qualified defined benefit pension plans	(18.0)	(22.6)	(23.5)
Other, net	2.8	1.9	1.7
NET CASH PROVIDED BY OPERATING ACTIVITIES	398.2	331.1	391.5
Cash Flows from Investing Activities
Capital expenditures	(67.2)	(77.1)	(60.3)
Acquisitions, net of cash acquired	(173.4)	(163.4)	(183.8)
Purchases of available-for-sale investments	(20.0)	(24.5)	(17.6)
Proceeds from sales of available-for-sale investments	13.3	13.8	12.1
Proceeds from disposition of assets	10.8	0.7	6.0
Other, net	6.5	1.3	1.0
NET CASH USED IN INVESTING ACTIVITIES	(230.0)	(249.2)	(242.6)
Cash Flows from Financing Activities
Issuance of long-term debt	397.0	—	—
Issuance of short-term debt	1.2	48.8	2.0
Payment of short-term debt	(51.5)	(2.0)	(0.8)
Debt issuance cost	(3.6)	—	—
Payment of dividends	(144.0)	(133.7)	(121.2)
Payment of dividends to noncontrolling interest	(2.8)	(5.0)	(1.7)
Proceeds from exercise of stock options	—	—	2.4
Tax benefit on stock-based awards	4.2	2.3	9.2
Acquisition of common shares(1)	(246.8)	(79.1)	(105.5)
Payments for share reclassification	—	(200.7)	—
Other	(0.5)	(1.7)	—
NET CASH USED IN FINANCING ACTIVITIES	(46.8)	(371.1)	(215.6)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(27.3)	(21.2)	(20.1)
Increase in cash and cash equivalents	94.1	(310.4)	(86.8)
Cash and cash equivalents, beginning of year	343.5	653.9	740.7
Cash and cash equivalents, end of year	$437.6	$343.5	$653.9
See notes to consolidated financial statements.

(1) In 2015, the Company had $9.0 million of share repurchases accrued in other accrued liabilities that was paid in 2016.

HUBBELL INCORPORATED - Form 10-K	41

Consolidated Statement of Changes in Equity

	For the Three Years Ended December 31, 2016, 2015 and 2014
(In millions, except per share amounts)	Class A Common Stock	Class B Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2013	$0.1	$0.5	$—	$236.6	$1,740.2	$(71.0)	$1,906.4	$8.4
Net income					325.3		325.3	1.9
Other comprehensive (loss) income						(93.3)	(93.3)
Stock-based compensation				15.8			15.8
Exercise of stock options				2.4			2.4
Income tax windfall from stock-based awards, net				9.2			9.2
Acquisition/surrender of common shares				(117.3)			(117.3)
Cash dividends declared ($2.06 per Class A & B shares)					(121.4)		(121.4)
Dividends to noncontrolling interest								(1.7)
BALANCE AT DECEMBER 31, 2014	0.1	0.5	—	146.7	1,944.1	(164.3)	1,927.1	8.6
Net income					277.3		277.3	4.8
Other comprehensive (loss) income						(59.9)	(59.9)
Stock-based compensation				16.3			16.3
Income tax windfall from stock-based awards, net				0.9			0.9
Acquisition/surrender of common shares				(92.6)			(92.6)
Cash dividends declared ($2.31 per Class A & B shares)					(133.8)		(133.8)
Dividends to noncontrolling interest								(5.0)
Director's deferred compensation				6.8			6.8
Share reclassification	(0.1)	(0.5)	0.6		(201.5)		(201.5)
BALANCE AT DECEMBER 31, 2015	—	—	0.6	78.1	1,886.1	(224.2)	1,740.6	8.4
Net income					293.0		293.0	4.8
Other comprehensive (loss) income						(78.3)	(78.3)
Stock-based compensation				22.5			22.5
Income tax windfall from stock-based awards, net				4.8			4.8
Acquisition/surrender of common shares(1)				(90.4)	(155.5)		(245.9)
Cash dividends declared ($2.59 per share)					(144.3)		(144.3)
Dividends to noncontrolling interest								(2.8)
Director's deferred compensation				0.4			0.4
BALANCE AT DECEMBER 31, 2016	$—	$—	$0.6	$15.4	$1,879.3	$(302.5)	$1,592.8	$10.4
See notes to consolidated financial statements.

(1) For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against Common Stock par value, Additional paid-in capital, to the extent available, and Retained earnings. The change in Retained earnings of $155.5 million in 2016 reflects this accounting treatment.

42	HUBBELL INCORPORATED - Form 10-K

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

Further, certain of our businesses provide for sales discounts and allowances based on sales volumes, specific programs and customer deductions, as is customary in the electrical products industry. These items primarily relate to sales volume incentives, special pricing allowances, and returned goods. Sales volume incentives represent rebates with specific sales volume targets for specific customers. Certain distributors qualify for price rebates by subsequently reselling the Company’s products into select channels of end users. Following a distributor’s sale of an eligible product, the distributor submits a claim for a price rebate. Customers also have a right to return goods under certain circumstances which are reasonably estimable by affected businesses. Customer returns have historically ranged from 1%-2% of gross sales. These arrangements require us to estimate at the time of sale the amounts that should not be recorded as revenue as these amounts are not expected to be collected from customers. The Company principally relies on historical experience, specific customer agreements and anticipated future trends to estimate these amounts at the time of shipment.

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

HUBBELL INCORPORATED - Form 10-K	43

Hubbell shareholders’ equity. Gains and losses from foreign currency transactions are included in results of operations.

Cash and Cash Equivalents

The carrying value of cash equivalents approximates fair value. Cash equivalents consist of highly liquid investments with original maturities to the Company of three months or less.

Investments

Investments in debt and equity securities are classified by individual security as available-for-sale, held-to-maturity or trading securities. Our available-for-sale securities, consisting of municipal bonds and the redeemable preferred stock of a privately held company, are carried on the balance sheet at fair value with current period adjustments to carrying value recorded in Accumulated other comprehensive loss within Hubbell shareholders’ equity, net of tax. Realized gains and losses are recorded in income in the period of sale. The Company’s trading securities are carried on the balance sheet at fair value and consist primarily of debt and equity mutual funds. Gains and losses associated with these trading securities are reflected in the results of operations. The Company did not have any investments classified as held-to-maturity as of December 31, 2016 and 2015.

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

Inventories

Inventories are stated at the lower of cost or market value. Approximately 72% of total net inventory value is determined utilizing the last-in, first-out (LIFO) method of inventory accounting. The cost of foreign inventories and certain domestic inventories is determined utilizing average cost or first-in, first-out (FIFO) methods of inventory accounting. Reserves for excess and obsolete inventory are provided based on current assessments about future demand compared to on-hand quantities.

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

Capitalized Computer Software Costs

Capitalized computer software costs, net of amortization, were $15.6 million and $12.4 million at December 31, 2016 and 2015, respectively. This balance is reflected in Other long-term assets in the Consolidated Balance Sheet. Capitalized computer software is for internal use and costs primarily consist of purchased materials and services. Software is amortized on a straight-line basis over appropriate periods, generally five years. The Company recorded amortization expense of $5.2 million in 2016, $4.6 million in 2015 and $4.3 million in 2014 relating to capitalized computer software.

Goodwill and Other Intangible Assets

Goodwill represents purchase price in excess of fair values of the underlying net assets of acquired companies. Indefinite-lived intangible assets and goodwill are subject to annual impairment testing using the specific guidance and criteria described in the accounting guidance. The Company performs its goodwill impairment testing as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. The accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the goodwill is not impaired, the entity would not need to proceed to the two step goodwill impairment testing process (quantitative analysis) as prescribed in the guidance. The Company applied the "step-zero" test to its Hubbell Power Systems ("HPS") reporting unit. Based on that qualitative assessment, the Company concluded it was more-likely-than-not that the fair value of the HPS reporting unit substantially exceeded its carrying value and therefore, further quantitative analysis was not required. For each of the Company's other reporting units the Company has elected to utilize the two step goodwill impairment testing process as permitted in the accounting guidance. Step 1 compares the fair value of the Company’s reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. If the carrying value of the reporting unit exceeds its fair value, Step 2 must be completed to determine the amount of impairment.

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

44	HUBBELL INCORPORATED - Form 10-K

determination of fair value and/or goodwill impairment for each reporting unit. The Company’s estimated aggregate fair value of its reporting units are reasonable when compared to the Company’s market capitalization on the valuation date.

As of April 1, 2016, our impairment testing resulted in implied fair values for each reporting unit that exceeded the reporting unit’s carrying value, including goodwill. The Company did not have any reporting units at risk of failing Step 1 of the impairment test as the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) ranged from approximately 75% to approximately 315% for the respective reporting units. Additionally, the Company did not have any reporting units with zero or negative carrying amounts. The Company has not recorded any goodwill impairments since the initial adoption of the accounting guidance in 2002.

The Company’s intangible assets consist primarily of customer relationships, tradenames and patents. Intangible assets with definite lives are amortized over periods generally ranging from 5-30 years. These definite lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The Company did not record any impairments related to its definite lived intangible assets in 2016, 2015 or 2014. The Company also has some tradenames that are considered to be indefinite-lived intangible assets. These indefinite-lived intangible assets are not amortized and are tested for impairment annually, unless circumstances dictate the need for more frequent assessment.

The accounting guidance related to testing indefinite-lived intangible assets for impairment provides entities an option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the asset is not impaired, the entity would not need to calculate the fair value of the asset. The Company performed the qualitative assessment which resulted in no impairment in 2016 and 2015. The Company elected to bypass the qualitative assessment and proceeded directly to the determination of fair value of its indefinite lived intangibles which resulted in no impairment in 2014.

Other Long-Lived Assets

The Company reviews depreciable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, an impairment charge is recorded. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of impaired assets is determined using expected cash flow estimates, quoted market prices when available and appraisals as appropriate. The Company did not record any material impairment charges in 2016, 2015 or 2014.

Accrued Insurance

The Company retains a significant portion of the risks associated with workers’ compensation, medical, automobile and general liability insurance. The Company estimates self-insurance liabilities using a number of factors, including historical claims experience, demographic factors, and other actuarial assumptions. The accrued liabilities associated with these programs are based on the Company’s estimate of the ultimate costs to settle known claims as well as claims incurred but not reported as of the balance sheet date. The Company periodically reviews the assumptions with a third party actuary to determine the adequacy of these self-insurance reserves.

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

Research and Development

Research and development expenditures represent costs to discover and/or apply new knowledge in developing a new product, process, or in bringing about a significant improvement to an existing product or process. Research and development expenses are recorded as a component of Cost of goods sold. Expenses for research and development were approximately 2% of Cost of goods sold for each of the years 2016, 2015 or 2014.

HUBBELL INCORPORATED - Form 10-K	45

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

Earnings Per Share

Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends. As a result, the earnings per share accounting guidance requires the Company to use the two-class method for calculating earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities. Basic earnings per share is calculated as net income available to common shareholders divided by the weighted average number of shares of common stock outstanding. Earnings per diluted share is calculated as net income available to common shareholders divided by the weighted average number of shares outstanding of common stock plus the incremental shares outstanding assuming the exercise of dilutive stock options, stock appreciation rights and performance shares. See also Note 17 — Earnings Per Share.

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

The Company records deferred tax assets for awards that will result in deductions on its tax returns, based upon the amount of compensation cost recognized and the statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported in the Company’s tax return are recorded to Additional paid-in capital to the extent that previously recognized credits to paid-in capital are still available. See also Note 16 — Stock-Based Compensation.

Derivatives

In order to limit financial risk in the management of its assets, liabilities and debt, the Company may use derivative financial instruments such as foreign currency hedges, interest rate hedges and interest rate swaps. All derivative financial instruments are matched with an existing Company asset, liability or proposed transaction. The Company does not speculate or use leverage when trading a derivative product. Market value gains or losses on the derivative financial instrument are recognized in income when the effects of the related price changes of the underlying asset or liability are recognized in income. See Note 13 — Fair Value Measurement for more information regarding our derivative instruments.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update (ASU 2016-09) relating to the accounting for share-based payments. Upon adoption, from a statement of income viewpoint, the new guidance will require all income tax effects of share-based awards to be recognized in the income statement when the awards vest or are settled, and allows companies an additional election in the methods to estimate forfeitures of share-based payments. It also increases the amount an employer can withhold to satisfy the employer's statutory income tax withholding obligation while still qualifying for the exception to liability classification of the share-based awards. From a statement of cash flows viewpoint, the new guidance requires that excess tax benefits be classified as an operating activity and cash paid to a tax authority when shares are withheld to satisfy the employer's statutory income tax withholdings be classified as a financing activity. This update is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company does not believe the standard will have a material impact on its financial statements.

In February 2016, the FASB issued an Accounting Standards Update (ASU 2016-02) related to the accounting for leases. This guidance will require a lessee to recognize a right-to-use asset and a lease liability for both financing and operating leases, with a policy election permitting an exception to this guidance for leases whose term is twelve months or less. For finance leases, the lessee will recognize interest expense and amortization of the right-of-use asset, and for operating leases the lessee will recognize a straight-line lease expense. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The new standard must be adopted using a modified retrospective transition at the beginning of the earliest comparative period presented. The Company is currently assessing the impact of adopting this standard on its financial statements.

46	HUBBELL INCORPORATED - Form 10-K

In May 2014, the FASB issued an Accounting Standards Update (ASU 2014-09) related to new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for fiscal years beginning after December 15, 2017 with earlier application permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. This standard can be applied on either a retrospective or modified retrospective approach. Through the course of 2016 a number of ASU's have been issued which further refine the original guidance issued under ASU 2014-09 and are effective in conjunction with this original standard. The Company has formed a project assessment and adoption team and is currently reviewing contract terms and assessing the impact of adopting the standard on its financial statements.

NOTE 2    Business Acquisitions

In the first quarter of 2016, the Company acquired all of the outstanding shares of R.W. Lyall & Company, Inc. ("Lyall"), a leader in the design and application of components and assemblies for the natural gas distribution market. Lyall was purchased for $129.1 million, net of cash received, and has been added to the Electrical segment, resulting in the recognition of intangible assets of $68.9 million and goodwill of $48.7 million. The $68.9 million of intangible assets consists primarily of customer relationships and trade names and will be amortized over a weighted average period of approximately 21 years. All of the goodwill is expected to be deductible for tax purposes.

In the first quarter of 2016, the Company acquired all of the issued and outstanding shares of Electric Motion Company, Inc. and all of the membership interests in Elmot Realty Associates, LLC, Elmot Realty Associates II, LLC, and DelRi LLC, collectively referred to as "EMC". EMC is a leading manufacturer of grounding and connector products for the communications, power, and transportation industries and was purchased for $40.3 million, net of cash received, and has been added to the Power segment, resulting in the recognition of intangible assets of $16.9 million and goodwill of $18.1 million. The $16.9 million of intangible assets consists primarily of customer relationships and trade names and will be amortized over a weighted average period of approximately 19 years. None of the goodwill associated with the EMC acquisition is expected to be deductible for tax purposes.

In the third quarter of 2016, the Company acquired all of the equity interests of Jiangsu Xiang Yuan Electric Equipment Co., Ltd. ("Longbow"). Longbow is a leading manufacturer of high voltage polymer insulators for the electric utility and railway industry. Longbow was purchased for approximately $14.5 million, net of $2.0 million cash received, of which $2.9 million was paid at closing, and the remaining approximately $11.6 million is to be paid in future installments. The purchase price is subject to customary post-closing adjustments. Longbow has been added to the Power segment. We have recognized intangible assets of $6.9 million and goodwill of $2.5 million as a result of this acquisition. The $6.9 million of intangible assets consists primarily of customer relationships and trade names and will be amortized over a weighted average period of approximately 11 years. None of the goodwill associated with the Longbow acquisition is expected to be deductible for tax purposes.

All of these business acquisitions have been accounted for as business combinations and have resulted in the recognition of goodwill. The goodwill relates to a number of factors built into the purchase price, including the future earnings and cash flow potential of the businesses as well as the complementary strategic fit and resulting synergies they bring to the Company’s existing operations. The purchase price allocation associated with Lyall and EMC is substantially complete as of December 31, 2016.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition related to all transactions (in millions):

Tangible assets acquired, net of cash received	$62.3
Intangible assets	92.6
Goodwill	70.0
Net deferred taxes	(8.2)
Liabilities assumed	(32.1)
TOTAL CONSIDERATION, NET OF CASH RECEIVED	$184.6

The Consolidated Financial Statements include the results of operations of the acquired businesses from their respective dates of acquisition. Net sales and earnings related to these acquisitions for the year ended December 31, 2016 were not significant to the consolidated results. Pro forma information related to these acquisitions has not been included because the impact to the Company’s consolidated results of operations was not material.

Cash used for the acquisition of businesses, net of cash acquired as reported in the Consolidated Statement of Cash Flows for the twelve months ended December 31, 2016 is $173.4 million.

HUBBELL INCORPORATED - Form 10-K	47

NOTE 3    Receivables and Allowances

Receivables consist of the following components at December 31, (in millions):

	2016	2015
Trade accounts receivable	$565.5	$491.5
Non-trade receivables	15.1	21.3
Accounts receivable, gross	580.6	512.8
Allowance for credit memos, returns and cash discounts	(45.9)	(41.5)
Allowance for doubtful accounts	(4.7)	(4.7)
Total allowances	(50.6)	(46.2)
ACCOUNTS RECEIVABLE, NET	$530.0	$466.6

NOTE 4    Inventories

Inventories are classified as follows at December 31, (in millions):

	2016	2015
Raw material	$162.7	$167.5
Work-in-process	102.8	99.6
Finished goods	327.9	342.6
	593.4	609.7
Excess of FIFO over LIFO cost basis	(61.0)	(69.7)
INVENTORIES, NET	$532.4	$540.0

48	HUBBELL INCORPORATED - Form 10-K

NOTE 5    Goodwill and Other Intangible Assets

Changes in the carrying amounts of goodwill for the years ended December 31, 2016 and 2015, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
BALANCE AT DECEMBER 31, 2014	$568.9	$305.8	$874.7
Current year acquisitions	43.3	12.0	55.3
Foreign currency translation and prior year acquisitions	(1.0)	(0.5)	(1.5)
BALANCE AT DECEMBER 31, 2015	$611.2	$317.3	$928.5
Current year acquisitions	49.4	20.6	70.0
Foreign currency translation and prior year acquisitions	(8.6)	1.1	(7.5)
BALANCE AT DECEMBER 31, 2016	$652.0	$339.0	$991.0

In 2016, the Company completed multiple acquisitions. These acquisitions have been accounted for as business combinations and have resulted in the recognition of $70.0 million of goodwill. See also Note 2 — Business Acquisitions.

The Company has not recorded any material goodwill impairments since the initial adoption of the accounting guidance in 2002.

Identifiable intangible assets are recorded in Intangible assets, net in the Consolidated Balance Sheet. Identifiable intangible assets are comprised of the following (in millions):

	December 31, 2016		December 31, 2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$143.7	$(43.4)	$133.8	$(38.0)
Customer/agent relationships and other	405.9	(128.0)	331.2	(108.3)
TOTAL DEFINITE-LIVED INTANGIBLES	549.6	(171.4)	465.0	(146.3)
Indefinite-lived:
Tradenames and other	53.3	—	53.5	—
TOTAL INTANGIBLE ASSETS	$602.9	$(171.4)	$518.5	$(146.3)

Amortization expense associated with these definite-lived intangible assets was $32.3 million, $28.2 million and $23.8 million in 2016, 2015 and 2014, respectively. Amortization expense associated with these intangible assets is expected to be $32.4 million in 2017, $31.2 million in 2018, $29.5 million in 2019, $28.2 million in 2020 and $27.3 million in 2021.

HUBBELL INCORPORATED - Form 10-K	49

NOTE 6    Investments

At December 31, 2016 and December 31, 2015, the Company held investments classified as available-for-sale and investments classified as trading securities. Investments classified as available-for-sale consisted of municipal bonds with an amortized cost basis of $53.7 million and an investment in the redeemable preferred stock of a privately-held electrical utility substation security provider with an amortized cost basis of $5.0 million. The investment in redeemable preferred stock was classified in Level 3 of the fair value hierarchy and had a fair value of $3.8 million and $4.6 million at December 31, 2016 and 2015, respectively. Investments classified as trading securities were comprised primarily of debt and equity mutual funds and are stated at fair market value based on current quotes.

The following table sets forth selected data with respect to the Company’s investments at December 31, (in millions):

	2016					2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities	$58.6	$0.3	$(1.5)	$57.4	$57.4	$51.9	$0.5	$(0.4)	$52.0	$52.0
Trading securities	7.1	3.1	—	10.2	10.2	7.3	2.4	—	9.7	9.7
TOTAL INVESTMENTS	$65.7	$3.4	$(1.5)	$67.6	$67.6	$59.2	$2.9	$(0.4)	$61.7	$61.7

 Contractual maturities of our investments in available-for-sale securities at December 31, 2016 were as follows (in millions):

	Amortized Cost	Fair Value
Available-for-sale securities
Due within 1 year	$11.2	$11.2
After 1 year but within 5 years	36.4	35.4
After 5 years but within 10 years	9.2	9.0
Due after 10 years	1.8	1.8
TOTAL	$58.6	$57.4

At December 31, 2016, the total unrealized gain/(loss) recorded relating to available-for-sale securities, net of tax, was $(0.9) million and the corresponding amount at December 31, 2015 was immaterial. These net unrealized gains/(losses) are included in Accumulated other comprehensive loss, net of tax. Net unrealized gains relating to trading securities have been reflected in the results of operations. The Company uses the specific identification method when identifying the cost basis used to calculate the gain or loss on these securities. Gains and losses for both available-for-sale and trading securities were not material in 2016, 2015 and 2014.

NOTE 7    Property, Plant, and Equipment

Property, plant, and equipment, carried at cost, is summarized as follows at December 31, (in millions):

	2016	2015
Land	$43.1	$42.5
Buildings and improvements	268.7	259.4
Machinery, tools, and equipment	784.7	761.7
Construction-in-progress	36.9	37.5
Gross property, plant, and equipment	1,133.4	1,101.1
Less accumulated depreciation	(693.6)	(681.4)
NET PROPERTY, PLANT, AND EQUIPMENT	$439.8	$419.7

Depreciable lives on buildings range between 20-45 years. Depreciable lives on machinery, tools, and equipment range between 3-15 years. The Company recorded depreciation expense of $53.4 million, $51.2 million and $49.9 million for 2016, 2015 and 2014, respectively.

50	HUBBELL INCORPORATED - Form 10-K

NOTE 8    Other Accrued Liabilities

Other accrued liabilities consists of the following at December 31, (in millions):

	2016	2015
Customer program incentives	$41.2	$40.7
Accrued income taxes	8.4	2.1
Deferred revenue	11.8	15.0
Other	94.8	81.9
TOTAL	$156.2	$139.7

NOTE 9    Other Non-Current Liabilities

Other non-current liabilities consists of the following at December 31, (in millions):

	2016	2015
Pensions	$208.3	$150.7
Other post-employment benefits	24.0	24.3
Deferred tax liabilities	41.2	36.1
Other	68.2	49.6
TOTAL	$341.7	$260.7

HUBBELL INCORPORATED - Form 10-K	51

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

The Company also has a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits have been discontinued for substantially all future retirees. The Company anticipates future cost-sharing charges for its discontinued plans that are consistent with past practices.The Company uses a December 31 measurement date for all of its plans.

In December 2016, the Company approved amendments to the domestic qualified defined benefit pension plan and non-qualified defined benefit plan, which will freeze service accruals for active participants effective February 28, 2017 and further will freeze compensation accruals effective December 31, 2020. The Company also froze all accruals in a second non-qualified defined benefit plan effective December 31, 2016.

As a result of these amendments, the Company has recognized a $34.1 million curtailment gain in Accumulated other comprehensive income as of December 31, 2016 and also recognized $0.2 million of pension expense in 2016 associated with previously unrecognized prior service costs. In addition, effective January 1, 2017, the amortization of actuarial gains and losses of these plans will be recognized over the remaining life expectancy of participants, as all participants are considered inactive as a result of the amendment.

In 2016, we also completed a transaction with a third-party insurer to settle approximately $40 million of projected benefit obligation of our domestic qualified defined benefit pension plans.

In 2015, we amended our domestic qualified defined benefit pension plans to offer a voluntary lump sum pension payout program to certain eligible terminated vested participants that would settle our obligation to those participants accepting the offer. As part of this voluntary lump sum program, in 2015 the Company made approximately $27.7 million of payments to participants, settling its pension obligation by approximately the same amount. There were no other amendments made in 2016 or 2015 to the defined benefit pension plans which had a significant impact on the total pension benefit obligation.

The Company's U.S. defined benefit pension plans were approximately 87% of the $917.4 million total pension benefit obligations at December 31, 2016.

52	HUBBELL INCORPORATED - Form 10-K

The following table sets forth the reconciliation of beginning and ending balances of the benefit obligations and the plan assets for the Company’s defined benefit pension and other benefit plans at December 31, (in millions):

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$912.3	$976.3	$26.6	$26.7
Service cost	12.9	17.7	—	0.1
Interest cost	41.9	40.5	1.2	1.0
Plan participants’ contributions	0.5	0.7	—	—
Amendments	(34.1)	—	—	—
Actuarial loss (gain)	88.0	(46.6)	0.2	0.5
Currency impact	(18.5)	(6.7)	—	—
Other	(0.5)	(1.4)	—	(0.1)
Benefits paid	(85.1)	(68.2)	(1.8)	(1.6)
Benefit obligation at end of year	$917.4	$912.3	$26.2	$26.6
Change in plan assets
Fair value of plan assets at beginning of year	$757.6	$835.7	$—	$—
Actual return on plan assets	23.6	(31.8)	—	—
Employer contributions	24.3	27.9	1.8	1.6
Plan participants’ contributions	0.5	0.7	—	—
Currency impact	(15.8)	(6.7)	—	—
Benefits paid	(85.1)	(68.2)	(1.8)	(1.6)
Fair value of plan assets at end of year	$705.1	$757.6	$—	$—
FUNDED STATUS	$(212.3)	$(154.7)	$(26.2)	$(26.6)
Amounts recognized in the consolidated balance sheet consist of:
Prepaid pensions (included in Other long-term assets)	$1.7	$1.4	$—	$—
Accrued benefit liability (short-term and long-term)	(214.0)	(156.1)	(26.2)	(26.6)
NET AMOUNT RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET	$(212.3)	$(154.7)	$(26.2)	$(26.6)
Amounts recognized in Accumulated other comprehensive loss (income) consist of:
Net actuarial loss	$274.2	$221.5	$1.7	$1.4
Prior service cost (credit)	0.4	0.6	(3.3)	(4.2)
NET AMOUNT RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS	$274.6	$222.1	$(1.6)	$(2.8)

The accumulated benefit obligation for all defined benefit pension plans was $876.2 million and $842.1 million at December 31, 2016 and 2015, respectively. Information with respect to plans with accumulated benefit obligations in excess of plan assets is as follows, (in millions):

	2016	2015
Projected benefit obligation	$801.1	$807.9
Accumulated benefit obligation	$781.4	$757.6
Fair value of plan assets	$603.1	$655.3

HUBBELL INCORPORATED - Form 10-K	53

The following table sets forth the components of pension and other benefit costs for the years ended December 31, (in millions):

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost:
Service cost	$12.9	$17.7	$15.1	$—	$0.1	$0.1
Interest cost	41.9	40.5	40.9	1.2	1.0	1.1
Expected return on plan assets	(44.3)	(53.2)	(45.2)	—	—	—
Amortization of prior service cost (credit)	0.1	0.2	0.2	(1.0)	(1.0)	(1.0)
Amortization of actuarial losses (gains)	13.9	12.1	3.9	—	(0.1)	(0.1)
Other	—	—	—	—	—	(2.2)
Curtailment and settlement losses	0.2	—	—	—	—	—
Net periodic benefit cost (credit)	$24.7	$17.3	$14.9	$0.2	$—	$(2.1)
Changes recognized in other comprehensive loss (income), before tax:
Current year net actuarial loss	$72.0	$37.0	$93.1	$0.2	$0.5	$1.5
Current year prior service credit	—	—	—	—	—	—
Amortization of prior service (cost) credit	(0.1)	(0.2)	(0.2)	1.0	1.0	1.0
Amortization of net actuarial (losses) gains	(13.9)	(12.1)	(3.9)	—	0.1	0.1
Currency impact	(4.0)	(0.1)	—	—	—	—
Other adjustments	(0.2)	—	—	—	—	—
Total recognized in other comprehensive loss	53.8	24.6	89.0	1.2	1.6	2.6
TOTAL RECOGNIZED IN NET PERIODIC PENSION COST AND OTHER COMPREHENSIVE LOSS	$78.5	$41.9	$103.9	$1.4	$1.6	$0.5
Amortization expected to be recognized through income during 2017
Amortization of prior service cost (credit)	$0.1			$(1.0)
Amortization of net loss	11.0			—
TOTAL EXPECTED TO BE RECOGNIZED THROUGH INCOME DURING NEXT FISCAL YEAR	$11.1			$(1.0)

The Company also maintains six defined contribution pension plans. The total cost of these plans was $15.6 million in 2016, $13.3 million in 2015 and $12.9 million in 2014, excluding the employer match for the 401(k) plan. This cost is not included in the above net periodic benefit cost for the defined benefit pension plans.

The Company participated in two multi-employer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union represented employees at December 31, 2016 and 2015, respectively. The Company’s total contributions to these plans were $0.5 million in 2016, and $0.8 million in 2015 and 2014. These contributions represent more than five percent of the total contributions made to one of these plans in 2016 and 2015 and two of these plans in 2014. As of December 31, 2016 one of the two multi-employer defined benefit pension plans in which the Company participates is considered to be less than 65 percent funded.

The risks of participating in these multi-employer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may have to be assumed by the remaining participant employers. If we choose to stop participating in these multi-employer plans we may be required to pay those plans a withdrawal liability based on the unfunded status of the plan.

In the fourth quarter of 2016, the Company recorded a charge of $12.5 million in Cost of goods sold based on an assessment it is probable the Company will withdraw from one of the plans in 2017. Although the Company has received no indication that its expectations regarding its estimated withdrawal liability is not accurate, depending on actions of third parties, including bankruptcy or withdrawals from the multi-employer plan, under terms customary to multi-employer plans, it is possible that the Company could in the future be subject to certain additional liabilities associated with its participation and withdraw from the multi-employer pension plan, which the Company estimates could be up to an additional $28 million.

54	HUBBELL INCORPORATED - Form 10-K

Assumptions

The following assumptions were used to determine the projected benefit obligations at the measurement date and the net periodic benefit cost for the year:

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	4.12%	4.71%	4.23%	4.10%	4.60%	4.10%
Rate of compensation increase	3.55%	3.59%	3.15%	3.93%	3.92%	3.60%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	4.71%	4.23%	5.04%	4.60%	4.10%	4.60%
Expected return on plan assets	6.04%	6.36%	6.06%	N/A	N/A	N/A
Rate of compensation increase	3.59%	3.15%	3.18%	3.92%	3.60%	3.58%

At the end of each year, the Company determines the appropriate expected return on assets for each plan based upon its strategic asset allocation (see discussion below). In making this determination, the Company utilizes expected returns for each asset class based upon current market conditions and expected risk premiums for each asset class.

The Company also determines the discount rate to be used to calculate the present value of pension plan liabilities at the end of each year. The discount rate for the Company’s U.S. and Canadian pension plans is determined by matching the expected cash flows associated with its benefit obligations to a yield curve based on high quality, fixed income debt instruments with maturities that closely match the expected funding period of its pension liabilities. This yield curve is derived using a bond matching approach which incorporates a selection of bonds that align with the Company’s projected benefit obligations. As of December 31, 2016, the Company used a discount rate of 4.3% for its U.S. pension plans compared to a discount rate of 4.8% used in 2015. For its Canadian pension plan, the Company used a discount rate of 3.85% as of December 31, 2016 compared to the 3.90% discount rate used in 2015.

For its UK pension plan the discount rate was derived using a yield curve fitted to the yields on AA bonds in the Barclays Capital Sterling Aggregate Corporate Index and uses sample plan cash flow data as a proxy to plan specific liability cash flows. The derived discount rate is the single discount rate equivalent to discounting these liability cash flows at the term-dependent spot rate of AA corporate bonds. This methodology resulted in a December 31, 2016 discount rate for the UK pension plan of 2.7% as compared to a discount rate of 4.0% used in 2015.

In 2014 we changed the mortality table used to calculate the present value of our pension plan liabilities from the RP-2000 mortality table to the RP-2000 mortality table with generational projection using Scale BB-2D. That change resulted in an approximately $40 million increase in the projected benefit obligation of our U.S. defined benefit pension plans upon remeasurement at December 31, 2014. The same mortality assumption was used to calculate the present value of pension plan liabilities as of December 31, 2015 and 2016. The RP-2000 mortality table with generational projection using Scale BB-2D was chosen as the best estimate based on the observed and anticipated experience of the plans after considering alternative tables, including RP-2014 and generational projection using Scale MP-2016.

The rate of compensation increase assumption reflects the Company’s actual experience and best estimate of future increases.

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	Other Benefits
	2016	2015	2014
Assumed health care cost trend rates at December 31,
Health care cost trend assumed for next year	7.2%	7.4%	7.6%
Rate to which the cost trend is assumed to decline	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2028	2028	2028

HUBBELL INCORPORATED - Form 10-K	55

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

Plan Assets

The Company’s combined targeted 2015 weighted average asset allocation for domestic and foreign pension plans and the actual weighted average asset allocation for domestic and foreign pension plans at December 31, 2016 and 2015 by asset category are as follows:

	Percentage of Plan Assets
	Target	Actual
Asset Category	2017	2016	2015
Equity securities	19%	16%	25%
Debt securities & Cash	64%	65%	52%
Alternative Investments	17%	19%	23%
TOTAL	100%	100%	100%

At the end of each year, the Company estimates the expected long-term rate of return on pension plan assets based on the strategic asset allocation for its plans. In making this determination, the Company utilizes expected rates of return for each asset class based upon current market conditions and expected risk premiums for each asset class. The Company has written investment policies and asset allocation guidelines for its domestic and foreign pension plans. In establishing these policies, the Company has considered that its various pension plans are a major retirement vehicle for most plan participants and has acted to discharge its fiduciary responsibilities with regard to the plans solely in the interest of such participants and their beneficiaries. The goal underlying the establishment of the investment policies is to provide that pension assets shall be invested in a prudent manner and so that, together with the expected contributions to the plans, the funds will be sufficient to meet the obligations of the plans as they become due. To achieve this result, the Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific policy benchmark percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then tactically managed within these ranges. Equity securities include investments in large-cap, mid-cap and small-cap companies located inside and outside the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities and US Treasuries. Derivative investments include futures contracts used by the plan to adjust the level of its investments within an asset allocation category. The actual and target percentages reported in the preceding table reflect the economic exposure to each asset category, including the impact of derivative positions. All futures contracts are 100% supported by cash or cash equivalent investments. At no time may derivatives be utilized to leverage the asset portfolio. Equity securities include Company common stock in the amounts of $40.0 million (6.6% of total domestic plan assets) and $34.7 million (5.3% of total domestic plan assets) at December 31, 2016 and 2015, respectively.

The Company’s other post-employment benefits are unfunded;
therefore, no asset information is reported.

56	HUBBELL INCORPORATED - Form 10-K

The fair value of the Company’s pension plan assets at December 31, 2016 and 2015, by asset category are as follows (in millions):

		Quoted Prices in Active Markets for Identical Assets	Quoted Prices in Active Market for Similar Asset	Significant Unobservable Inputs	Investments Priced Using Net Asset Value
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$48.3	$48.3	$—	$—	$—
Equity securities:
US Large-cap (a)	29.5	29.5	—	—	—
US Mid-cap and Small-cap Growth (b)	42.6	42.6	—	—	—
International Large-cap	27.6	27.6	—	—	—
Emerging Markets (c)	5.9	5.9	—	—	—
Fixed Income Securities:
US Treasuries	334.5	—	334.5	—	—
Corporate Bonds (d)	21.0	0.3	20.6	0.1	—
Asset Backed Securities and Other	45.0	—	45.0	—	—
Derivatives:
Assets (e)	2.1	0.5	1.6	—	—
(Liabilities) (e)	(1.1)	(0.5)	(0.6)	—	—
Alternative Investment Funds (f)	133.5	47.0	—	—	86.5
Common Pooled Fund (g)	16.2	0.8	15.4	—	—
BALANCE AT DECEMBER 31, 2016	$705.1	$202.0	$416.5	$0.1	$86.5

		Quoted Prices in Active Markets for Identical Assets	Quoted Prices in Active Market for Similar Asset	Significant Unobservable Inputs	Investments Priced Using Net Asset Value
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$62.0	$62.0	$—	$—	$—
Equity securities:
US Large-cap (a)	29.0	29.0	—	—	—
US Mid-cap and Small-cap Growth (b)	38.2	38.2	—	—	—
International Large-cap	28.7	28.7	—	—	—
Emerging Markets (c)	11.8	11.8	—	—	—
Fixed Income Securities:
US Treasuries	186.4	—	186.4	—	—
Corporate Bonds (d)	99.6	0.3	98.9	0.4	—
Asset Backed Securities and Other	126.6	—	126.6	—	—
Derivatives:
Assets (e)	2.5	1.6	0.9	—	—
(Liabilities) (e)	(0.7)	(0.7)	—	—	—
Alternative Investment Funds (f)	158.3	65.9	—	—	92.4
Common Pooled Funds (g)	15.2	0.8	14.4	—	—
BALANCE AT DECEMBER 31, 2015	$757.6	$237.6	$427.2	$0.4	$92.4

(a)	Includes an actively managed portfolio of large-cap US stocks.

(b)	Includes $40.0 million and $34.7 million of the Company’s common stock at December 31, 2016 and 2015, respectively, and an investment in a small cap open ended mutual fund.

(c)	Includes open ended emerging markets mutual funds.

(d)	Includes primarily investment grade bonds of primarily U.S. issuers from diverse industries.

(e)	Includes primarily U.S. and foreign equity futures as well as foreign fixed income futures and short positions in U.S. Treasury futures to adjust the duration of the portfolio.

(f)	Includes investments in hedge funds, including fund of funds products and open end mutual funds

(g)	Investments in Common Pooled Funds, consisting of equities and fixed income securities.

HUBBELL INCORPORATED - Form 10-K	57

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

Contributions

Although not required under the Pension Protection Act of 2006, the Company made approximately $16 million of voluntary contributions to its qualified defined benefit pension plans in December 2016. The Company expects to contribute approximately $1.7 million to its foreign plans in 2017.

Estimated Future Benefit Payments

The following domestic and foreign benefit payments, which reflect future service, as appropriate, are expected to be paid as follows, (in millions):

	Pension Benefits	Other Benefits
2017	$41.3	$2.3
2018	$43.9	$2.2
2019	$44.0	$2.2
2020	$45.4	$2.1
2021	$47.2	$2.1
2022-2026	$265.7	$8.9

58	HUBBELL INCORPORATED - Form 10-K

NOTE 11    Debt

The following table sets forth the Company’s long-term debt at December 31, (in millions):

	Maturity	2016	2015
Senior notes at 5.95%, net of unamortized discount and unamortized debt issuance costs	2018	$299.3	$298.8
Senior notes at 3.625%, net of unamortized discount and unamortized debt issuance costs	2022	297.5	297.1
Senior notes at 3.35%, net of unamortized discount and unamortized debt issuance costs	2026	393.7	—
TOTAL LONG-TERM DEBT		$990.5	$595.9

In March 2016, the Company completed a public debt offering of $400 million of long-term unsecured, unsubordinated notes maturing in March 2026 and bearing interest at a fixed rate of 3.35% (the "2026 Notes"). Net proceeds from the issuance were $393.4 million after deducting the discount on the notes and offering expenses paid by the Company.

In November 2010, the Company completed a public debt offering for $300 million of long-term unsecured, unsubordinated notes maturing in November 2022 (“2022 Notes”) and bearing interest at a fixed rate of 3.625%. Prior to the issuance of the 2022 Notes, the Company entered into a forward interest rate lock which resulted in a $1.6 million loss. This amount was recorded in Accumulated other comprehensive loss, net of tax, and is being amortized over the life of the 2022 Notes.

In May 2008, the Company completed a public offering for $300 million of long-term senior unsecured, unsubordinated notes maturing in May 2018 (the “2018 Notes”). The 2018 Notes bear interest at a fixed rate of 5.95%. Prior to the issuance of the 2018 Notes, the Company entered into a forward interest rate lock which resulted in a $1.2 million gain. This amount was recorded in Accumulated other comprehensive loss, net of tax, and is being amortized over the life of the notes.

The 2018 Notes, 2022 Notes and 2026 Notes are all fixed rate indebtedness, are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default (including as a result of the Company's failure to meet certain non-financial covenants) under the indenture governing the notes, as modified by the supplemental indentures creating such notes, or upon a change in control event as defined in such indenture. The Company was in compliance with all non-financial covenants as of December 31, 2016.

At December 31, 2016 and 2015, the Company had $3.2 million and $48.2 million, respectively, of short-term debt outstanding.

There were no commercial paper borrowings outstanding at December 31, 2016. Short-term debt at December 31, 2015 includes $48.0 million of commercial paper borrowings to partially fund the Class A Cash Consideration paid on December 23, 2015 in connection with the Reclassification. Refer to Note 15 — Capital Stock, for more information about the Reclassification.

Short-term debt at December 31, 2016 and 2015 also includes $3.2 million and $0.2 million, respectively of other borrowings to support our international operations in China and Brazil.

Other information related to short-term debt at December 31, is summarized below:

	2016	2015
Interest rate on short-term debt:
At year end(a)	6.89%	0.47%
Paid during the year (weighted average)	0.72%	4.54%

(a)	The interest rate at December 31, 2016 reflects short term borrowings which are predominately related to our operations in China and Brazil and reflect market interest rates in those regions.

On December 16, 2015 the Company entered into a five-year revolving credit agreement (the "Credit Agreement") with a syndicate of lenders that provides a $750 million committed revolving credit facility. The revolving credit facility serves as a backup to the Company's commercial paper program. Commitments under the Credit Agreement may be increased to an aggregate amount not the exceed $1.250 billion. The interest rate applicable to borrowing under the Credit Agreement is generally either the adjusted LIBOR plus an applicable margin (determined by reference to a ratings based grid) or the alternative base rate. The single financial covenant in the Credit Agreement, which the Company is in compliance with, requires that total debt not exceed 55% of total capitalization as of the last day of each fiscal quarter of the Company. Annual commitment fees to support availability under the credit facility are not material. As of December 31, 2016 the revolving credit facility has not been drawn against.

The Company also maintains other lines of credit that are primarily used to support the issuance of letters of credit. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. At December 31, 2016 and 2015 these lines totaled $51.4 million and $54.6 million, respectively, of which $21.0 million and $22.5 million was utilized to support letters of credit and the remaining amount was unused. The annual commitment fees associated with these lines of credit are not material.

Interest and fees paid related to total indebtedness was $37.1 million, $29.5 million and $29.4 million in 2016, 2015 and 2014, respectively.

HUBBELL INCORPORATED - Form 10-K	59

NOTE 12    Income Taxes

The following table sets forth selected data with respect to the Company’s income tax provisions for the years ended December 31, (in millions):

	2016	2015	2014
Income before income taxes:
United States	$349.5	$347.2	$385.6
International	80.9	71.4	99.9
TOTAL INCOME BEFORE INCOME TAXES	$430.4	$418.6	$485.5
Provision for income taxes — current:
Federal	$85.5	$110.4	$90.1
State	17.4	13.7	15.4
International	17.0	17.6	22.5
Total provision-current	119.9	141.7	128.0
Provision for income taxes — deferred:
Federal	13.5	(1.7)	24.4
State	1.3	0.4	2.7
International	(2.1)	(3.9)	3.2
Total provision — deferred	12.7	(5.2)	30.3
TOTAL PROVISION FOR INCOME TAXES	$132.6	$136.5	$158.3

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. The components of the deferred tax assets/(liabilities) at December 31, were as follows (in millions):

	2016	2015
Deferred tax assets:
Inventories	$8.8	$6.8
Income tax credits	30.9	31.9
Accrued liabilities	20.8	25.0
Pension	77.6	58.2
Post retirement and post employment benefits	10.0	10.4
Stock-based compensation	17.5	12.6
Net operating loss carryforwards	27.2	31.0
Miscellaneous other	7.5	7.0
Gross deferred tax assets	200.3	182.9
Valuation allowance	(22.6)	(22.0)
Total deferred tax assets, net of valuation allowance	177.7	160.9
Deferred tax liabilities:
Acquisition basis difference	(162.1)	(149.2)
Property, plant, and equipment	(46.3)	(41.6)
Total deferred tax liabilities	(208.4)	(190.8)
TOTAL NET DEFERRED TAX LIABILITY	$(30.7)	$(29.9)
Deferred taxes are reflected in the Consolidated Balance Sheet as follows:
Non-current tax assets (included in Other long-term assets)	10.5	6.2
Non-current tax liabilities (included in Other Non-Current Liabilities)	(41.2)	(36.1)
TOTAL NET DEFERRED TAX LIABILITY	$(30.7)	$(29.9)

As of December 31, 2016, the Company had a total of $30.9 million of Federal, State (net of Federal benefit) and foreign tax credit carryforwards, available to offset future income taxes. As of December 31, 2016, $11.7 million of the tax credits may be carried forward indefinitely while the remaining $19.2 million will begin to expire at various times in 2017 through 2037. As of

December 31, 2016, the Company had recorded tax benefits totaling $27.2 million for Federal, State and foreign net operating loss carryforwards (“NOLs”). As of December 31, 2016, $8.6 million of NOLs may be carried forward indefinitely while the remaining $18.6 million will begin to expire at various times in 2021 through 2030. The tax benefit related to a portion of these

60	HUBBELL INCORPORATED - Form 10-K

NOLs has been adjusted to reflect an “ownership change” pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the utilization of pre-acquisition operating losses. The Company has recorded a net valuation allowance of $22.6 million for the portion of the foreign tax and state tax credit carryforwards and foreign NOLs that the Company anticipates will expire prior to utilization.

At December 31, 2016, income and withholding taxes have not been provided on approximately $890 million of undistributed international earnings that are permanently reinvested in international operations. If such earnings were not indefinitely reinvested, a tax liability of approximately $200 million would be recognized.

Cash payments of income taxes were $117.4 million, $139.1 million and $125.4 million in 2016, 2015, and 2014, respectively.

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The IRS and other tax authorities routinely audit the Company’s tax returns. These audits can involve complex issues which may require an extended period of time to resolve. During 2015 the IRS commenced an examination of the Company’s 2013 and 2014 Federal income tax returns. The Company expects this examination to be completed within the next 12 months. With few exceptions, the Company is no longer subject to state, local, or non-U.S. income tax examinations by tax authorities for years prior to 2009.

The following tax years, by major jurisdiction, are still subject to examination by taxing authorities:

Jurisdiction	Open Years
United States	2013-2016
UK	2015-2016
Puerto Rico	2012-2016
Canada	2012-2016

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2016	2015	2014
Unrecognized tax benefits at beginning of year	$20.3	$21.6	$14.8
Additions based on tax positions relating to the current year	2.8	2.9	2.9
Reductions based on expiration of statute of limitations	(5.7)	(2.8)	(1.2)
Additions to tax positions relating to previous years	2.9	0.4	9.5
Settlements	(0.1)	(1.8)	(4.4)
TOTAL UNRECOGNIZED TAX BENEFITS	$20.2	$20.3	$21.6

Included in the balance at December 31, 2016 are $16.0 million of tax positions which, if in the future are determined to be recognizable, would affect the annual effective income tax rate. Additionally, there are $1.2 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the applicable taxing authority to an earlier period. It is reasonably possible that in the next twelve months, because of changes in facts and circumstances, the unrecognized tax benefits may increase or decrease.

The Company estimates a possible decrease of $3.0 to $5.0 million within the next twelve months due to the expiration of the statute of limitations and the completion of certain tax audits on various unrecognized tax positions.

The Company’s policy is to record interest and penalties associated with the underpayment of income taxes within Provision for income taxes in the Consolidated Statement of Income. The Company recognized expense, before federal tax impact, related to interest and penalties of approximately $0.7 million in 2016, $1.2 million in 2015 and $1.7 million 2014. The Company had $4.8 million and $4.1 million accrued for the payment of interest and penalties as of December 31, 2016 and December 31, 2015, respectively.

HUBBELL INCORPORATED - Form 10-K	61

The consolidated effective income tax rate varied from the United States federal statutory income tax rate for the years ended December 31, as follows:

	2016	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.4	2.3	2.0
Foreign income taxes	(3.4)	(3.9)	(2.1)
Other, net	(3.2)	(0.8)	(2.3)
CONSOLIDATED EFFECTIVE INCOME TAX RATE	30.8%	32.6%	32.6%

The foreign income tax benefit shown is primarily due to lower statutory rates in foreign jurisdictions compared to the Federal statutory rate.

NOTE 13    Financial Instruments and Fair Value Measurement

Financial Instruments

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to significant concentrations of credit risk consist of trade receivables, cash equivalents and investments. The Company grants credit terms in the normal course of business to its customers. Due to the diversity of its product lines, the Company has an extensive customer base including electrical distributors and wholesalers, electric utilities, equipment manufacturers, electrical contractors, telecommunication companies and retail and hardware outlets. No single customer accounted for more than 10% of total sales in any year during the three years ended December 31, 2016. However, the Company’s top ten customers account for approximately one-third of its net sales. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers. Bad debt write-offs have historically been minimal. The Company places its cash and cash equivalents with financial institutions and limits the amount of exposure in any one institution.

Fair Value: The carrying amounts reported in the Consolidated Balance Sheet for cash and cash equivalents, short-term investments, receivables, bank borrowings, accounts payable and accruals approximate their fair values given the immediate or short-term nature of these items. See also Note 6 — Investments.

Fair value measurements

At December 31, 2016 and 2015 the Company had $67.6 million and $61.7 million respectively, of investments carried on the balance sheet at fair value. Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The FASB fair value measurement guidance established a fair value hierarchy that prioritizes the inputs used to measure fair value. Refer to Note 6 — Investments for more information about these investments.

The three broad levels of the fair value hierarchy are as follows:

Level 1 -	Quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2 -	Quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly

Level 3 -	Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions

62	HUBBELL INCORPORATED - Form 10-K

The following tables show, by level within the fair value hierarchy, the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2016 and 2015 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
Money market funds (a)	$263.5	$—	$—	$263.5
Available for sale investments	—	53.6	3.8	57.4
Trading securities	10.2	—	—	10.2
Deferred compensation plan liabilities	(10.2)	—	—	(10.2)
Derivatives:
Forward exchange contracts-Assets (b)	—	0.8	—	0.8
Forward exchange contracts-(Liabilities) (c)	—	(0.1)	—	(0.1)
BALANCE AT DECEMBER 31, 2016	$263.5	$54.3	$3.8	$321.6

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
Money market funds (a)	$210.9	$—	$—	$210.9
Available-for-sale investments	—	47.4	4.6	52.0
Trading securities	9.7	—	—	9.7
Deferred compensation plan liabilities	(9.7)	—	—	(9.7)
Derivatives:
Forward exchange contracts-Assets (b)	—	2.5	—	2.5
Forward exchange contracts-(Liabilities) (c)	—	(0.1)	—	(0.1)
BALANCE AT DECEMBER 31, 2015	$210.9	$49.8	$4.6	$265.3

(a)	Money market funds are included in Cash and cash equivalents in the Consolidated Balance Sheet.

(b)	Forward exchange contracts-Assets are reflected in Other current assets in the Consolidated Balance Sheet.

(c)	Forward exchange contracts-(Liabilities) are reflected in Other accrued liabilities in the Consolidated Balance Sheet.

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

Available-for-sale redeemable preferred stock classified in Level 3 – The fair value of the available-for-sale investment in redeemable preferred stock is valued based on a discounted cash flow model, using significant unobservable inputs, including assumptions regarding expected cash flows and discount rates.

During 2016 and 2015, there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. As of December 31, 2016 and 2015, the Company had one financial asset that was classified in Level 3 of the fair value hierarchy.

Deferred compensation plan

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During 2016 and 2015, the Company purchased $1.4 million and $1.0 million, respectively, of trading securities related to these deferred compensation plans. As a result of participant distributions, the Company sold $1.6 million and $0.3 million of these trading securities in 2016 and 2015 respectively. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

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

HUBBELL INCORPORATED - Form 10-K	63

Forward exchange contracts

In 2016 and 2015, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases and forecasted sales by its subsidiaries who transact business in Canadian dollars. As of December 31, 2016, the Company had 51 individual forward exchange contracts for notional amounts which range from $0.4 million to $1.2 million each, which have various expiration dates through December 2017. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

The following table summarizes the results of cash flow hedging relationships for years ended December 31, (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss, net of tax		Location of Gain/(Loss) when reclassified	Gain/(Loss) Reclassified into Earnings (Effective Portion)
Derivative Instrument	2016	2015	(Effective Portion)	2016	2015
Forward exchange contract	$(1.4)	$1.7	Net sales	$(0.3)	$—
			Cost of goods sold	$0.3	$0.3

There was no material hedge ineffectiveness with respect to the forward exchange cash flow hedges during 2016, 2015 and 2014.

Long-term Debt

The total carrying value of long-term debt as of December 31, 2016 and 2015 was $990.5 million and $595.9 million, respectively, net of unamortized discount and debt issuance costs. As of December 31, 2016 and 2015, the estimated fair value of the long-term debt was $1,017.8 million and $630.5 million, respectively, based on quoted market prices. The Company’s long-term debt falls within level 2 of the fair value hierarchy.

NOTE 14    Commitments and Contingencies

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

On February 1, 2016, the plaintiff filed an amended direct and derivative complaint. The amended complaint contained allegations and claims for relief that were generally similar to the plaintiff’s previous complaint, but also asserted that the plaintiff had the right to sue derivatively on behalf of the Company to recoup damages supposedly sustained by the Company in connection with the Reclassification and included derivative claims. Thereafter, the plaintiff and Defendants engaged in arm's-length settlement discussions. On June 21, 2016, the plaintiff and Defendants entered into a Stipulation of

64	HUBBELL INCORPORATED - Form 10-K

Settlement (the "Stipulation"), which provided for the complete settlement, release and dismissal of all claims alleged.

Under the Stipulation, among other things, (a) for a period of 150 days from and after the date upon which the settlement became final, Bessemer has agreed it will refrain from engaging in any sales of the Company's common stock unless it determines, in its sole discretion, that the failure to sell the Company's common stock will constitute a breach of its fiduciary duties to the Trusts and their beneficiaries and (b) for a period of 365 days from and after the date upon which the Stipulation was executed, the Company has agreed that it will refrain from knowingly repurchasing any shares of common stock of the Company from Bessemer in a block trade, in a privately negotiated transaction between the Company and Bessemer or through a stock repurchase program similar in structure to the Company's previous stock repurchase program authorized by the Company's Board of Directors. On November 22, 2016, following a hearing, the Court approved the settlement and dismissed the action without prejudice. The settlement became final on December 23, 2016.

The Company is subject to environmental laws and regulations which may require that it investigate and remediate the effects of potential contamination associated with past and present operations as well as those acquired through business combinations. Environmental liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The Company continues to monitor these environmental matters and revalues its liabilities as necessary. Total environmental liabilities were $5.2 million and $14.2 million as of December 31, 2016 and 2015, respectively.

 The Company accounts for conditional asset retirement and environmental obligations in accordance with the applicable accounting guidance. The accounting guidance defines “conditional asset retirement obligation” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Asset retirement obligations were not material as of December 31, 2016 and 2015.

Leases

Total rental expense under operating leases was in $28.8 million 2016, $25.7 million in 2015 and $24.7 million in 2014. The minimum annual rentals on non-cancelable, long-term, operating leases in effect at December 31, 2016 are expected to approximate $18.7 million in 2017, $16.7 million in 2018, $13.0 million in 2019, $9.3 million in 2020, $7.0 million in 2021 and $23.1 million thereafter. The Company’s leases primarily consist of operating leases for buildings or equipment. The terms for building leases typically range from month-to-month to up to 12 years, with various renewal periods depending on the terms.

HUBBELL INCORPORATED - Form 10-K	65

NOTE 15    Capital Stock

Activity in the Company’s common shares outstanding is set forth below for the three years ended December 31, 2016 (in thousands):

	Common Stock
	Class A	Class B	Common Stock
OUTSTANDING AT DECEMBER 31, 2013	7,167	52,005	—
Exercise of stock options/stock appreciation rights	—	155	—
Director compensation arrangements, net	—	13	—
Restricted/performance shares activity, net of forfeitures	—	136	—
Acquisition/surrender of shares	—	(980)	—
OUTSTANDING AT DECEMBER 31, 2014	7,167	51,329	—
Exercise of stock appreciation rights	—	29	—
Director compensation arrangements, net	—	17	—
Restricted/performance shares activity, net of forfeitures	—	122	—
Acquisition/surrender of shares	—	(708)	(119)
Share reclassification	(7,167)	(50,789)	57,956
OUTSTANDING AT DECEMBER 31, 2015	—	—	57,837
Exercise of stock appreciation rights	—	—	78
Director compensation arrangements, net	—	—	6
Restricted/performance shares activity, net of forfeitures	—	—	98
Acquisition/surrender of shares	—	—	(2,487)
OUTSTANDING AT DECEMBER 31, 2016	—	—	55,532

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

The Company accounted for the Reclassification by adjusting the Company’s capital stock accounts. The par value of the Class A common stock and the Class B common stock was reclassified to Common Stock par value. Paid-in capital of the Class A Common Stock was zero at the time of the Reclassification and, therefore, the full amount of the Class A Cash Consideration paid in the Reclassification was applied as a reduction to Retained earnings for the fiscal year ended December 31, 2015.

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

66	HUBBELL INCORPORATED - Form 10-K

under the Hubbell Incorporated 2005 Incentive Award Plan as amended and restated, (the “Award Plan”).

In connection with the completion of the Reclassification, the Company entered into a Second Amended and Restated Rights Agreement, dated December 23, 2015 (the "Rights Agreement"), between the Company and Computershare Inc. (successor to Mellon Investor Services, L.L.C.), as rights agent, under which holders of Common Stock had a preferred share purchase right for each share of Common Stock (the “Rights”). The Rights expired at the close of business on December 17, 2016 and the Rights Agreement is no longer in effect.

Shares of the Company’s common stock were reserved at December 31, 2016 as follows (in thousands):

Common Stock

Future grant of stock-based compensation	3,194
Shares reserved under other equity compensation plans	165
TOTAL	3,359

HUBBELL INCORPORATED - Form 10-K	67

NOTE 16    Stock-Based Compensation

As of December 31, 2016, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. Accordingly, the Company generally recognizes compensation cost immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

The Company’s long-term incentive program for awarding stock-based compensation uses a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s Common Stock pursuant to the Award Plan. The Award Plan was amended and restated during 2015 to add an additional 2.8 million shares. Under the Award Plan, the Company may authorize up to 9.7 million shares of Common Stock in settlement of restricted stock, performance shares, SARs or any-post 2004 grants of stock options. The Company issues new shares for settlement of any stock-based awards. In 2016, the Company granted stock-based awards using a combination of restricted stock, SARs and performance shares.

On December 23, 2015, the Company completed the reclassification of its dual-class common stock into a single class of Common Stock (the “Reclassification”), as more fully described in Note 15 — Capital Stock. At the effective time of the Reclassification, each outstanding stock-based award granted under the Award Plan was adjusted by substituting, on a one for one basis, shares of Common Stock for shares the of Class B Common Stock granted under the Award Plan.

In 2016, 2015 and 2014, the Company recorded $22.3 million, $17.0 million and $16.4 million of stock-based compensation costs, respectively. The total income tax benefit/(expense) recognized in 2016 was $8.2 million, $6.2 million during 2015, and $7.8 million during 2014. The net tax windfall recorded as a result of exercise or vesting (depending on the type of award) was $3.7 million, $0.9 million, and $9.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $29.3 million, pretax, of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized through 2019.

Stock-based compensation expense is recorded in S&A expense as well as Cost of goods sold. Of the total 2016 expense, $21.6 million was recorded to S&A expense and $0.7 million was recorded to Cost of goods sold. In 2015 and 2014, $16.2 million and $15.7 million, respectively, was recorded to S&A expense and $0.8 million in 2015 and $0.7 million in 2014, was recorded to Cost of goods sold. Stock-based compensation costs capitalized to inventory was $0.2 million in 2016, 2015 and 2014.

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

Restricted Stock Issued to Employees - Service Condition

Service-based restricted stock awards are expensed on a straight-line basis over the requisite service period. The restricted stock vests in one-third increments annually for three years on each anniversary of the date of grant. The restricted stock fair values are measured using the average of the high and low trading prices of the Company’s common stock on the most recent trading day immediately preceding the grant date (“measurement date”).

Restricted Stock Issued to Employees - Market Condition

Certain restricted stock awards issued in 2014, 2015 and 2016 will vest subject to the achievement of a market-based condition. The awards are expensed on a straight-line basis over the requisite service period which starts on the date of the grant and ends upon the completion of the performance period. Expense is recognized irrespective of the market condition being achieved.

The market-based condition is the Company’s total shareholder return (“TSR”) compared to the TSR generated by the companies that comprise the S&P Capital Goods 900 Index and is measured over a three year performance period beginning on January 1st of the first year and ending on December 31st of the third year. The awards will vest contingent upon achievement of the market condition, service through the requisite service period or the retirement-eligibility date. If the market-based condition is achieved,

68	HUBBELL INCORPORATED - Form 10-K

the awards will vest at 100% of the restricted stock awards granted. If the market-based condition is not achieved the awards will not vest. The fair value of these awards was determined based upon a lattice model.

The following table summarizes the assumptions used in estimating the fair value of these awards:

	Stock Price on Measurement Date	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value
2016	$113.69	25.6%	1.4%	3 Years	$104.93
2015	$97.48	23.3%	1.3%	3 years	$87.61
2014	$106.44	22.7%	1.0%	3 years	$95.96

Restricted stock Issued to Employees - Performance Condition

Certain restricted stock issued in 2013 will vest subject to the achievement of an annual performance-based condition. The awards vest in one-third increments for each of the years ending December 31, 2014, 2015 and 2016, contingent upon meeting the annual performance condition. These awards are expensed on a graded basis over the requisite service period. The probability of vesting is reassessed each reporting period and compensation cost is adjusted accordingly. The fair value of the award is measured based upon the average of the high and low trading prices of the Company’s common stock on the measurement date.

The performance condition for the year ending December 31, 2016 was met and 8,457 shares vested and were approved by the Compensation Committee in February 2017. The fair value of the shares at vesting was $0.9 million.

Restricted Stock Issued to Non-employee Directors

In 2016, 2015 and 2014, each non-employee director received a restricted stock grant. These grants were made on the date of the annual meeting of shareholders and vested or will vest at the following year’s annual meeting of shareholders, upon a change of control or termination of service by reason of death. These shares will be subject to forfeiture if the director’s service terminates prior to the date of the next regularly scheduled annual meeting of shareholders to be held in the following calendar year. During the years 2016, 2015 and 2014, the Company issued to non-employee directors 9,128 shares, 8,008 shares, and 10,329 shares, respectively.

Activity related to both employee and non-employee restricted stock for the year ended December 31, 2016 is as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value/Share
RESTRICTED STOCK AT DECEMBER 31, 2015	199	$102.22
Shares granted	87	109.95
Shares vested	(57)	104.20
Shares forfeited	(5)	101.99
RESTRICTED STOCK AT DECEMBER 31, 2016	224	$102.37

The weighted average fair value per share of restricted stock granted during the years 2016, 2015 and 2014 was $109.95, $96.26 and $105.35, respectively. The total fair value of restricted stock vested during the years 2016, 2015 and 2014 was $6.4 million, $7.7 million and $7.0 million, respectively.

Stock Appreciation Rights

SARs granted entitle the recipient to the difference between the fair market value of the Company’s Common Stock on the date of exercise and the grant price as determined using the average of the high and the low trading prices of the Company’s common stock on the measurement date. This amount is payable in shares of the Company’s Common Stock. SARs vest and become exercisable in three equal installments during the first three years following their grant date and expire ten years from the grant date.

HUBBELL INCORPORATED - Form 10-K	69

Activity related to SARs for the year ended December 31, 2016 is as follows (in thousands, except per share amounts):

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
OUTSTANDING AT DECEMBER 31, 2015	1,704	$83.77
Granted	382	113.48
Exercised	(270)	53.50
Forfeited	(4)	100.39
Canceled	(1)	106.44
OUTSTANDING AT DECEMBER 31, 2016	1,811	$94.51	7.4	$40,195
EXERCISABLE AT DECEMBER 31, 2016	1,108	$86.35	6.2	$33,640

The aggregated intrinsic value of SARs exercised during 2016, 2015 and 2014 was $13.8 million, $4.8 million and $19.4 million, respectively.

The fair value of each SAR award was measured using the Black-Scholes option pricing model.

The following table summarizes the weighted-average assumptions used in estimating the fair value of the SARs granted during the years 2016, 2015 and 2014:

	Expected Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value of 1 SAR
2016	2.6%	22.3%	1.9%	5.5 Years	$18.76
2015	2.7%	22.7%	1.7%	5.5 Years	$16.05
2014	2.0%	21.8%	1.6%	5.3 Years	$18.42

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

Performance Shares - Market Condition

In December 2016, 2015 and 2014, the Company granted 29,012, 32,687 and 28,871, respectively, of performance shares that will vest subject to a market condition and service through the performance period. The market condition associated with the awards is the Company's TSR compared to the TSR generated by the companies of a reference index over a three year performance period. Performance at target will result in vesting and issuance of the number of performance shares granted, equal to 100% payout. Performance below or above target can result in issuance in the range of 0%-200% of the number of shares granted. Expense is recognized irrespective of the market condition being achieved.

In February 2017, the Company paid out 17,260 shares related to the December 2013 performance award grant. The performance period associated with this award was from January 1, 2014 through December 31, 2016 and was based upon the Company’s TSR compared to the TSR generated by the other companies that comprise the S&P Mid-Cap 400 Index. The number of shares vested in February 2017 was based upon achieving 64% of the market-based criteria and the fair value of the awards at vesting was $2.2 million.

The fair value of the performance share awards with a market condition for the fiscal years 2016, 2015 and 2014 was determined based upon a lattice model.

70	HUBBELL INCORPORATED - Form 10-K

The following table summarizes the related assumptions used to determine the fair values of the performance share awards with a market condition granted during the years 2016, 2015 and 2014:

	Stock Price on Measurement Date	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value
2016	$113.69	2.5%	25.6%	1.4%	3 Years	$126.65
2015	$97.48	2.6%	23.3%	1.3%	3 Years	$105.77
2014	$106.44	2.1%	22.7%	1.0%	3 Years	$117.55

Expected volatilities are based on historical volatilities of the Company’s stock over a three year period. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term of the award.

Performance Shares - Performance Condition

In December 2016, 2015 and 2014 the Company granted 29,012, 32,687 and 28,871 respectively, of performance share awards that are subject to a performance condition and service requirement during the three year performance period. The performance condition associated with the awards is based on the Company's net sales growth compared to the net sales growth of the companies of a reference index, further adjusted by the Company achieving a target net income margin, each measured over the same three year performance period. Performance at target will result in vesting and issuance of the number of performance shares granted, equal to 100% payout. Performance below or above target can result in issuance in the range of 0%-250% of the number of shares granted.

The fair value of the award is measured based upon the average of the high and low trading prices of the Company's common stock on the measurement date reduced by the present value of dividends expected to be paid during the requisite service period. The Company expenses these awards on a straight-line basis over the requisite service period. The weighted average fair value per share was $105.48 for the awards granted in 2016.

The following table summarizes the attributes of the performance shares granted during 2016, 2015 and 2014:

	Shares Outstanding at 12/31/2016	Fair Value	Performance Period	Payout Range
2016	29,012	105.48	Jan 2017-Dec 2019	0-250%
2015	31,553	97.48	Jan 2016-Dec 2018	0-250%
2014	24,008	106.44	Jan 2015-Dec 2017	0-250%

HUBBELL INCORPORATED - Form 10-K	71

NOTE 17    Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

The following table sets forth the computation of earnings per share for the three years ended December 31 (in millions, except per share amounts):

	2016	2015	2014
Numerator:
Net income attributable to Hubbell	$293.0	$277.3	$325.3
Less: Earnings allocated to participating securities	(0.9)	(0.7)	(0.9)
Net income available to common shareholders	$292.1	$276.6	$324.4
Denominator:
Average number of common shares outstanding	55.5	57.7	58.8
Potential dilutive shares	0.2	0.3	0.4
Average number of diluted shares outstanding	55.7	58.0	59.2
Earnings per share:
Basic	$5.26	$4.79	$5.51
Diluted	$5.24	$4.77	$5.48

The Company did not have any significant anti-dilutive securities in 2016, 2015 or 2014. The calculation of diluted earnings per share for the year ended December 31, 2016, 2015 and 2014 excludes 58,418, 30,482 and an insignificant amount of weighted average of performance shares, respectively, that are subject to a performance condition. These shares are excluded from the calculation of diluted earnings per share because all necessary performance conditions have not been satisfied at the end of the respective reporting periods. Refer to Note 16 — Stock-Based Compensation for further information about those awards.

72	HUBBELL INCORPORATED - Form 10-K

NOTE 18    Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the three years ended December 31, 2016 is provided below (in millions):

(Debit) credit	Cash Flow Hedge (Loss) Gain	Unrealized Gain (Loss) on Available-for-Sale Securities	Pension and Post Retirement Benefit Plan Adjustment	Cumulative Translation Adjustment	Total
BALANCE AT DECEMBER 31, 2013	$(0.2)	$0.4	$(67.0)	$(4.2)	$(71.0)
Other comprehensive income (loss) before Reclassifications	0.9	(0.1)	(59.8)	(35.7)	(94.7)
Amounts reclassified from accumulated other comprehensive loss	(0.7)	—	2.1	—	1.4
Current period other comprehensive income (loss)	0.2	(0.1)	(57.7)	(35.7)	(93.3)
BALANCE AT DECEMBER 31, 2014	$—	$0.3	$(124.7)	$(39.9)	$(164.3)
Other comprehensive income (loss) before Reclassifications	1.7	(0.3)	(22.5)	(45.5)	(66.6)
Amounts reclassified from accumulated other comprehensive loss	(0.3)	—	7.0	—	6.7
Current period other comprehensive income (loss)	1.4	(0.3)	(15.5)	(45.5)	(59.9)
BALANCE AT DECEMBER 31, 2015	$1.4	$—	$(140.2)	$(85.4)	$(224.2)
Other comprehensive income (loss) before Reclassifications	(1.4)	(1.2)	(48.5)	(35.4)	(86.5)
Amounts reclassified from accumulated other comprehensive loss	—	—	8.2	—	8.2
Current period other comprehensive income (loss)	(1.4)	(1.2)	(40.3)	(35.4)	(78.3)
BALANCE AT DECEMBER 31, 2016	$—	$(1.2)	$(180.5)	$(120.8)	$(302.5)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the two years ended December 31 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	2016		2015		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$(0.3)		$—		Net Sales
	0.3		0.4		Cost of goods sold
	—		0.4		Total before tax
	—		(0.1)		Tax (expense) benefit
	$—		$0.3		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.9	(a)	$0.8	(a)
Actuarial gains/(losses)	(13.9)	(a)	(12.0)	(a)
	(13.0)		(11.2)		Total before tax
	4.8		4.2		Tax benefit (expense)
	$(8.2)		$(7.0)		(Loss) gain net of tax
Losses reclassified into earnings	$(8.2)		$(6.7)		(Loss) gain net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 10 — Retirement Benefits for additional details).

HUBBELL INCORPORATED - Form 10-K	73

NOTE 19    Industry Segments and Geographic Area Information

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

The Company’s reporting segments consist of the Electrical segment and the Power segment, as described below.

The Electrical segment is comprised of businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, connector and grounding products, lighting fixtures and controls, components and assemblies for the natural gas distribution market and other electrical equipment. The products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians, utilities, and telecommunications companies. In addition, certain businesses design and manufacture a variety of high voltage test and measurement equipment, industrial controls and communication systems used in the non-residential and industrial markets. Many of these products are designed such that they can also be used in harsh and hazardous locations where a potential for fire and explosion exists due to the presence of flammable gasses and vapors. Harsh and hazardous products are primarily used in the oil and gas (onshore and offshore) and mining industries. There are also a variety of lighting fixtures, wiring devices and electrical products that have residential and utility applications. These products are primarily sold through electrical and industrial distributors, home centers, some retail and hardware outlets, lighting showrooms and residential product oriented internet sites. Special application products are sold primarily through wholesale distributors to contractors, industrial customers and OEMs. High voltage products are also sold direct to customers through our sales engineers. The Electrical segment is comprised of three business groups, which have been aggregated as they have similar economic characteristics, customers and distribution channels, among other factors.

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

Financial Information

Financial information by industry segment, product class and geographic area for each of the three years ended December 31, 2016, 2015 and 2014 is summarized below (in millions). When reading the data the following items should be noted:

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

74	HUBBELL INCORPORATED - Form 10-K

INDUSTRY SEGMENT DATA

	2016	2015	2014
Net Sales:
Electrical	$2,460.2	$2,388.3	$2,398.2
Power	1,045.0	1,002.1	961.2
TOTAL NET SALES	$3,505.2	$3,390.4	$3,359.4
Operating Income:
Electrical	$267.4	$279.0	$337.9
Power	210.4	195.6	179.5
Operating Income	$477.8	$474.6	$517.4
Interest expense	(43.4)	(31.0)	(31.2)
Investment income and other expense, net	(4.0)	(25.0)	(0.7)
INCOME BEFORE INCOME TAXES	$430.4	$418.6	$485.5
Assets:
Electrical	$2,246.0	$2,120.9	$1,963.0
Power	911.5	839.7	832.0
General Corporate	367.5	248.1	525.1
TOTAL ASSETS	$3,525.0	$3,208.7	$3,320.1
Capital Expenditures:
Electrical	$43.4	$47.9	$35.1
Power	22.7	28.4	21.8
General Corporate	1.1	0.8	3.4
TOTAL CAPITAL EXPENDITURES	$67.2	$77.1	$60.3
Depreciation and Amortization:
Electrical	$61.2	$56.2	$53.4
Power	31.1	29.0	25.8
TOTAL DEPRECIATION AND AMORTIZATION	$92.3	$85.2	$79.2

PRODUCT CLASS DATA

	2016	2015	2014
Net Sales:
Electrical Systems	$1,514.4	$1,476.7	$1,538.7
Lighting	945.8	911.6	859.5
Power	1,045.0	1,002.1	961.2
TOTAL NET SALES	$3,505.2	$3,390.4	$3,359.4

GEOGRAPHIC AREA DATA

	2016	2015	2014
Net Sales:
United States	$3,147.4	$3,008.4	$2,883.8
International	357.8	382.0	475.6
TOTAL NET SALES	$3,505.2	$3,390.4	$3,359.4
Operating Income:
United States	$419.1	$426.1	$447.2
International	58.7	48.5	70.2
TOTAL OPERATING INCOME	$477.8	$474.6	$517.4
Long-lived Assets:
United States	$1,762.9	$1,627.7	$1,492.5
International	200.1	187.1	199.7
TOTAL LONG-LIVED ASSETS	$1,963.0	$1,814.8	$1,692.2

HUBBELL INCORPORATED - Form 10-K	75

On a geographic basis, the Company defines “international” as operations based outside of the United States and its possessions. As a percentage of total net sales, shipments from foreign operations directly to third parties were 10% in 2016, 11% in 2015 and 14% in 2014, with the Canadian and UK operations representing approximately 33% and 21%, respectively, of 2016 total international net sales. Of the remaining 2016 international sales Switzerland, Brazil, and Mexico represent 12%, 10%, and 9%, respectively.

Long-lived assets, excluding deferred tax assets, of international subsidiaries were 10% of the consolidated total in 2016, 10% in 2015 and 12% in 2014, with the UK, Mexico and Canada operations representing approximately 25%, 22%, and 17%, respectively, of the 2016 international total. Export sales from United States operations were $213.8 million in 2016, $224.9 million in 2015 and $234.5 million in 2014.

NOTE 20    Guarantees

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

As of December 31, 2016, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties in 2016 are set forth below (in millions):

BALANCE AT DECEMBER 31, 2014	$13.7
Provision	10.0
Expenditures/other	(10.5)
BALANCE AT DECEMBER 31, 2015	$13.2
Provision	9.7
Expenditures/other	(9.1)
BALANCE AT DECEMBER 31, 2016	$13.8

76	HUBBELL INCORPORATED - Form 10-K

NOTE 21    Restructuring Costs

During 2016, we incurred costs for restructuring actions initiated in 2016 as well as costs involving restructuring actions initiated in the prior year. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions and the sale or exit of business units we determine to be non-strategic. Restructuring costs are primarily severance and employee benefits, asset impairments, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash, and a $12.5 million charge in the fourth quarter of 2016 to recognize the estimated liability associated with the withdrawal from a multi-employer pension plan, which is expected to be settled over approximately 19 years.

Pre-tax restructuring costs incurred in each of our segments and the location of the costs in the Consolidated Statement of Income for the years ended December 31, 2016, 2015 and 2014 are as follows (in millions):

Year Ended December 31, 2014	Cost of goods sold	Selling & administrative expense	Total
Electrical Segment	$3.4	$1.7	$5.1
Power Segment	—	—	—
Total 2014 Restructuring Costs	$3.4	$1.7	$5.1

Year Ended December 31, 2015
Electrical Segment	$14.5	$7.2	$21.7
Power Segment	0.8	1.1	1.9
Total 2015 Restructuring Costs	$15.3	$8.3	$23.6

Year Ended December 31, 2016
Electrical Segment	$27.3	$6.6	$33.9
Power Segment	0.2	0.9	1.1
Total 2016 Restructuring Costs	$27.5	$7.5	$35.0

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/16	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 12/31/2016
2016 Restructuring Actions
Severance	$—	$13.8	$(4.4)	$9.4
Asset write-downs	—	2.9	(2.9)	—
Facility closure and other costs (a)	—	15.1	(1.2)	13.9
Total 2016 Restructuring Actions	$—	$31.8	$(8.5)	$23.3
2015 Restructuring Actions
Severance	$7.4	$0.6	$(7.0)	$1.0
Asset write-downs	—	0.1	(0.1)	—
Facility closure and other costs	0.4	2.5	(2.7)	0.2
Total 2015 Restructuring Actions	$7.8	$3.2	$(9.8)	$1.2
Total Restructuring Actions	$7.8	$35.0	$(18.3)	$24.5
(a) Facility closure and other costs in 2016 include a charge of approximately $12.5 million to accrue the estimated liability associated with the anticipated withdrawal from a multi-employer pension plan as a result of a restructuring action.

HUBBELL INCORPORATED - Form 10-K	77

The actual and expected costs for our restructuring actions are as follows (in millions):

	Expected Costs	Costs incurred in 2014	Costs incurred in 2015	Costs incurred in 2016	Remaining costs at 12/31/16
2016 Restructuring Actions
Electrical Segment	$40.3	$—	$—	$30.7	$9.6
Power Segment	1.2	—	—	1.1	0.1
Total 2016 Restructuring Actions	$41.5	$—	$—	$31.8	$9.7
2015 Restructuring Actions
Electrical Segment	$23.0	$—	$17.3	$3.2	$2.5
Power Segment	1.9	—	1.9	—	—
Total 2015 Restructuring Actions	$24.9	$—	$19.2	$3.2	$2.5
2014 Restructuring Actions
Electrical Segment	$9.5	$5.1	$4.4	$—	$—
Power Segment	—	—	—	—	—
Total 2014 Restructuring Actions	$9.5	$5.1	$4.4	$—	$—
Total Restructuring Actions	$75.9	$5.1	$23.6	$35.0	$12.2

Costs incurred in 2016 relating to 2016 Restructuring Actions in the Electrical segment in the preceding table include the $12.5 million previously mentioned charge representing the estimated withdrawal liability from a multi-employer pension plan. Any potential future liability in excess of the amount already recognized in 2016 is not included in the remaining costs at December 31, 2016 in the preceding table. Additional information about the estimated withdrawal liability is included in Note 10 — Retirement Benefits in the Notes to Consolidated Financial Statements.

HUBBELL INCORPORATED - Form 10-K	78

NOTE 22    Quarterly Financial Data (Unaudited)

The table below sets forth summarized quarterly financial data for the years ended December 31, 2016 and 2015 (in millions, except per share amounts):

	Reported First Quarter	Reported Second Quarter	Reported Third Quarter	Fourth Quarter
2016
Net sales	$834.8	$908.8	$907.4	$854.2
Cost of goods sold	$574.9	$615.3	$618.7	$595.6
Gross profit	$259.9	$293.5	$288.7	$258.6
Selling & administrative expenses	$158.0	$161.4	$152.7	$150.8
Net income	$62.0	$82.0	$88.1	$65.7
Net Income attributable to Hubbell	$60.9	$81.0	$86.7	$64.4
Earnings per share — Basic	$1.08	$1.46	$1.56	$1.16
Earnings per share — Diluted	$1.08	$1.45	$1.56	$1.16
	Reported First Quarter	Reported Second Quarter	Reported Third Quarter	Fourth Quarter
2015
Net sales	$809.7	$874.0	$877.0	$829.7
Cost of goods sold	$557.9	$590.9	$587.0	$562.8
Gross profit	$251.8	$283.1	$290.0	$266.9
Selling & administrative expenses	$146.8	$156.4	$159.0	$155.0
Net income	$63.4	$81.3	$74.7	$62.7
Net Income attributable to Hubbell	$62.4	$80.1	$73.3	$61.5
Earnings per share — Basic	$1.07	$1.39	$1.27	$1.06
Earnings per share — Diluted	$1.07	$1.37	$1.27	$1.06

HUBBELL INCORPORATED - Form 10-K	79

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-K. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level. Management’s annual report on internal control over financial reporting and the independent registered public accounting firm’s audit report on the effectiveness of our internal control over financial reporting as of December 31, 2016 are included in Item 8 of this Annual Report on Form 10-K.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B    Other Information

Not applicable.

80	HUBBELL INCORPORATED - Form 10-K

PART III

ITEM 10    Directors, Executive Officers and Corporate Governance(1)

ITEM 11    Executive Compensation(2)

ITEM 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 with respect to the Company’s common stock that may be issued under the Company’s equity compensation plans (in thousands, except per share amounts):

	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options,Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders(a)	2,209	(c)(e)	$94.51	(f)	3,194	(c)
Equity Compensation Plans Not Requiring Shareholder Approval(b)	63	(c)(d)	—		165	(c)
TOTAL	2,272		$94.51		3,359

(a)	The Company’s (1) Stock Option Plan for Key Employees and (2) 2005 Incentive Award Plan as amended and restated.

(b)	The Company’s Deferred Compensation Plan for Directors as amended and restated.

(c)	Hubbell Common Stock.

(d)	Represents amount of shares currently deferred under this plan. These shares are not included in the total weighted average exercise price included in column B.

(e)	Includes 398 thousand performance share awards assuming a maximum payout target. The Company does not anticipate that the maximum payout target will be achieved for all of these awards.

(f)	Weighted average exercise price excludes performance share awards included in column A.

The remaining information required by this item is incorporated by reference to the subheading “Voting Rights and Security Ownership of Certain Beneficial Owners and Management” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 3, 2017.

(1)
Certain of the information required by this item regarding executive officers is included under the subheading “Executive Officers of the Registrant” at the end of Part I of this Form 10-K and the remaining required information is incorporated by reference to the subheadings “Item 1 – Election of Directors,“General – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Business Conduct and Ethics,” and “Corporate Governance – Board Committees – Audit Committee” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 3, 2017.

(2)
The information required by this item is incorporated by reference to the subheadings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation of Directors” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 3, 2017.

HUBBELL INCORPORATED - Form 10-K	81

ITEM 13    Certain Relationships and Related Transactions and Director Independence(3)

ITEM 14    Principal Accountant Fees and Services(4)

(3)
The information required by this item is incorporated by reference to the subheadings “General – Review and Approval of Related Person Transactions” and “Corporate Governance – Director Independence” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 3, 2017.

(4)
The information required by this item is incorporated by reference to the heading “Item 2 – Ratification of the Selection of Independent Registered Public Accounting Firm” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 3, 2017.

82	HUBBELL INCORPORATED - Form 10-K

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
		S-4	333-90754	4a	6/18/2002
4.2	First Supplemental Indenture, dated as of June 2, 2008, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.(successor as trustee to JPMorgan Chase Bank N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee, including the form of 5.95% Senior Notes due 2018	8-K	001-02958	4.2	6/2/2008
4.3	Second Supplemental Indenture, dated as of November 17, 2010, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.(successor as trustee to JPMorgan Chase Bank N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee, including the form of 3.625% Senior Notes due 2022	8-K	001-02958	4.2	11/17/2010
4.4	Third Supplemental Indenture, dated as of March 1, 2016, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee	8-K	001-02958	4.2	3/1/2016
4.5	Form of 3.350% Senior Notes due 2026	8-K	001-02958	4.3	3/1/2016
4.6	Second Amended and Restated Rights Agreement, dated as of December 23, 2015, between Hubbell Incorporated and Computershare, Inc. (successor to Mellon Investor Services LLC and ChaseMellon Shareholder Services, L.L.C.), as Rights Agent	8-A12B	001-02958	4.1	12/23/2015
10.1†	Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005	10-Q	001-02958	10a	10/26/2007
10.1(a)†	Amendment, dated February 15, 2008, to Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10.nn	2/25/2008

HUBBELL INCORPORATED - Form 10-K	83

		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.1(b)†	Amendment, dated December 28, 2010, to Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10a(1)	2/16/2011
10.1(c)†	Third Amendment, dated December 29, 2016, to Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005					*
10.2†	Hubbell Incorporated Retirement Plan for Directors, as amended and restated effective January 1, 2005	10-Q	001-02958	10i	10/26/2007
10.3†	Hubbell Incorporated Deferred Compensation Plan for Directors, as amended and restated effective December 23, 2015	S-8	333-206898	4.4	12/24/2015
10.4†	Hubbell Incorporated Executive Deferred Compensation Plan, as amended and restated effective January 1, 2016	10-K	001-02958	10.5	2/18/2016
10.5†	Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-Q	001-02958	10w	10/26/2007
10.5(a)†	Amendment, dated December 28, 2010, to Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10w(1)	2/16/2011
10.5(b)†	Second Amendment, dated January 17, 2017, to Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005					*
10.6†	Hubbell Incorporated Incentive Compensation Plan, adopted effective January 1, 2002	10-K	001-02958	10z	3/20/2002
10.7†	Hubbell Incorporated Senior Executive Incentive Compensation Plan, as amended and restated effective January 1, 2016	8-K	001-02958	10.1	5/9/2016
10.8†	Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated effective December 6, 2016	8-K	001-02958	10.1	12/12/2016
10.8(a)†	Amendment, dated December 23, 2015, to the Hubbell Incorporated 2005 Incentive Award Plan	10-K	001-02958	10.9(a)	2/18/2016
10.9†	Form of Restricted Stock Award Agreement for Directors under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated	10-Q	001-02958	10.8	7/19/2013
10.10†	Form of Stock Appreciation Rights Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.11†	Form of Performance Share Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.12†	Form of Performance Based Restricted Stock Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.13†	Form of Time Based Restricted Stock Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.14†	Hubbell Incorporated Defined Contribution Restoration Plan, as amended and restated effective December 8, 2015	10-K	001-02958	10.16	2/18/2016
10.14(a)†	First Amendment, dated January 17, 2017 and effective as of January 1, 2017, to Hubbell Incorporated Defined Contribution Restoration Plan, as amended and restated effective December 8, 2015					*
10.15†	Hubbell Incorporated Policy for Providing Severance Payments to Senior Employees, effective February 11, 2011	8-K	001-02958	10.1	2/16/2011
10.16†	Grantor Trust for Senior Management Plans Trust Agreement between Hubbell Incorporated and The Bank of New York, as trustee, as amended and restated effective December 8, 2015	10-K	001-02958	10.18	2/18/2016
10.17†	Grantor Trust for Non-Employee Director Plans Trust Agreement between Hubbell Incorporated and The Bank of New York, as amended and restated effective December 8, 2015	10-K	001-02958	10.19	2/18/2016
10.18†	Trust Agreement by and between Hubbell Incorporated and MG Trust Company d/b/a Matrix Trust Company, as Trustee, as amended and restated effective November 6, 2015	10-K	001-02958	10.20	2/18/2016
10.19†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and David G. Nord	8-K	001-02958	10.2	1/5/2011
10.19(a)†	Amendment, dated as of January 1, 2013, to Change in Control Severance Agreement between Hubbell Incorporated and David G. Nord	8-K	001-02958	10.1	12/6/2012

84	HUBBELL INCORPORATED - Form 10-K

		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.20†	Letter Agreement, dated August 24, 2005, between Hubbell Incorporated and David G. Nord	8-K	001-02958	99.1	9/6/2005
10.21†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and William R. Sperry	8-K	001-02958	10.1	9/17/2012
10.21(a)†	Amendment, dated September 11, 2012, to Change in Control Severance Agreement between Hubbell Incorporated and William R. Sperry	8-K	001-02958	10.2	9/17/2012
10.22†	Change in Control Severance Agreement, dated as of September 11, 2012, between Hubbell Incorporated and An-Ping Hsieh	10-Q	001-02958	10.xx	10/19/2012
10.23†	Letter Agreement, dated as of August 2, 2012, between Hubbell Incorporated and An-Ping Hsieh	10-Q	001-02958	10.1	7/19/2013
10.24†	Change in Control Severance Agreement, dated as of April 15, 2013, between Hubbell Incorporated and Mr. Joseph A. Capozzoli	8-K	001-02958	10.1	4/19/2013
10.25†	Letter Agreement, dated as of February 15, 2013, between Hubbell Incorporated and Mr. Joseph A. Capozzoli	8-K	001-02958	10.2	4/19/2013
10.26†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and Stephen M. Mais	10-Q	001-02958	10.3	7/19/2013
10.27†	Change in Control Severance Agreement, dated as of January 24, 2014, between Hubbell Incorporated and Gerben W. Bakker	10-K	001-02958	10.36	2/18/2014
10.28†	Change in Control Severance Agreement, dated as of February 9, 2015, between Hubbell Incorporated and Maria R. Lee	10-K	001-02958	10.31	2/18/2016
10.29†	Change in Control Severance Agreement, dated as of May 5, 2015, between Hubbell Incorporated and Kevin A. Poyck	10-K	001-02958	10.32	2/18/2016
10.30†	Change in Control Severance Agreement, dated as of May 5, 2015, between Hubbell Incorporated and Rodd R. Ruland	10-K	001-02958	10.33	2/18/2016
10.31†	Change in Control Severance Agreement, dated as of May 5, 2015, between Hubbell Incorporated and Darrin S. Wegman	10-K	001-02958	10.34	2/18/2016
10.32	Credit Agreement, dated as of December 16, 2015, by and among Hubbell Incorporated, Hubbell Power Holdings S.à r.l., Harvey Hubbell Holdings S.à r.l., the Lenders Party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-02958	99.1	12/21/2015
10.33	Reclassification Agreement, dated as of August 23, 2015, by and between Hubbell Incorporated and Bessemer Trust Company, N.A.	8-K	001-02958	10.1	8/24/2015
10.34	Irrevocable Proxy, dated August 23, 2015, by and between Hubbell Incorporated and Bessemer Trust Company, N.A.	8-K	001-02958	10.2	8/24/2015
21.1	List of subsidiaries					*
23.1	Consent of PricewaterhouseCoopers LLP					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

†    A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.
*    Filed herewith.
**     Furnished herewith.

HUBBELL INCORPORATED - Form 10-K	85

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBBELL INCORPORATED
By	/s/ JOSEPH A. CAPOZZOLI	By	/s/ WILLIAM R. SPERRY
	Joseph A. Capozzoli		William R. Sperry
	Vice President and Controller		Senior Vice President and Chief
Financial Officer
Date:	February 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.(1)

		Title	Date
By	/s/ D. G. NORD D. G. Nord	Chairman, President and Chief Executive Officer and Director	2/16/2017
By	/s/ W. R. SPERRY W. R. Sperry	Senior Vice President and Chief Financial Officer	2/16/2017
By	/s/ J. A. CAPOZZOLI J. A. Capozzoli	Vice President, Controller (Principal Accounting Officer)	2/16/2017
By	/s/ C. M. CARDOSO C. M. Cardoso	Director	2/16/2017
By	/s/ A. J. GUZZI A. J. Guzzi	Director	2/16/2017
By	/s/ N. J. KEATING N. J. Keating	Director	2/16/2017
By	/s/ J. F. MALLOY J. F. Malloy	Director	2/16/2017
By	/s/ JUDITH F. MARKS J.F. Marks	Director	2/16/2017
By	/s/ J. G. RUSSELL J. G. Russell	Director	2/16/2017
By	/s/ S. R. SHAWLEY S. R. Shawley	Director	2/16/2017
By	/s/ R. J. SWIFT R. J. Swift	Director	2/16/2017

(1)	As of February 16, 2017.

86	HUBBELL INCORPORATED - Form 10-K

Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2014, 2015 and 2016

Reserves deducted in the balance sheet from the assets to which they apply (in millions):

	Balance at Beginning of Year	Additions / (Reversals) Charged to Costs and Expenses	Deductions	Acquisitions	Balance at End of Year
Allowances for doubtful accounts receivable:
Year 2014	$2.1	$1.6	$(0.3)	$—	$3.4
Year 2015	$3.4	$2.7	$(1.4)	$—	$4.7
Year 2016	$4.7	$0.8	$(0.8)	$—	$4.7
Allowance for credit memos, returns and cash discounts:
Year 2014	$31.6	$222.4	$(217.3)	$—	$36.7
Year 2015	$36.7	$233.2	$(228.4)	$—	$41.5
Year 2016	$41.5	$249.2	$(244.8)	$—	$45.9
Valuation allowance on deferred tax assets:
Year 2014	$28.5	$4.5	$—	$1.3	$34.3
Year 2015	$34.3	$(12.3)	$—	$—	$22.0
Year 2016	$22.0	$0.6	$—	$—	$22.6

HUBBELL INCORPORATED - Form 10-K	87