Form 10-Q
period 2017-03-31
HUBBELL INC
filed 2017-04-26
CIK 48898

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
•
whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			☐	☑

The number of shares outstanding of Hubbell Common Stock as of April 21, 2017 was 55,041,482.

HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2017	2016
Net sales	$852.3	$834.8
Cost of goods sold	590.5	574.9
Gross profit	261.8	259.9
Selling & administrative expenses	157.7	158.0
Operating income	104.1	101.9
Interest expense, net	(11.1)	(9.0)
Other (expense) income, net	(2.1)	(1.3)
Total other expense	(13.2)	(10.3)
Income before income taxes	90.9	91.6
Provision for income taxes	27.0	29.6
Net income	63.9	62.0
Less: Net income attributable to noncontrolling interest	1.1	1.1
Net income attributable to Hubbell	$62.8	$60.9
Earnings per share
Basic	$1.13	$1.08
Diluted	$1.13	$1.08
Cash dividends per common share	$0.70	$0.63
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in millions)	2017	2016
Net income	$63.9	$62.0
Other comprehensive income (loss):
Foreign currency translation adjustments	11.5	0.7
Pension and post-retirement benefit plans’ prior service costs and net actuarial gains, net of taxes of ($0.9) and ($1.1)	1.7	2.0
Unrealized gain on investments, net of taxes of ($0.4) and ($0.2)	0.4	0.3
Unrealized loss on cash flow hedges, net of taxes of $0.1 and $0.4	(0.1)	(2.3)
Other comprehensive income	13.5	0.7
Total comprehensive income	77.4	62.7
Less: Comprehensive income attributable to noncontrolling interest	1.1	1.1
Comprehensive income attributable to Hubbell	$76.3	$61.6
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$381.0	$437.6
Short-term investments	9.8	11.2
Accounts receivable, net	545.0	530.0
Inventories, net	547.8	532.4
Other current assets	34.0	40.1
Total Current Assets	1,517.6	1,551.3
Property, Plant, and Equipment, net	437.8	439.8
Other Assets
Investments	59.2	56.4
Goodwill	1,000.5	991.0
Intangible assets, net	427.3	431.5
Other long-term assets	52.2	55.0
TOTAL ASSETS	$3,494.6	$3,525.0
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$5.1	$3.2
Accounts payable	300.1	291.6
Accrued salaries, wages and employee benefits	65.3	82.8
Accrued insurance	60.0	55.8
Other accrued liabilities	145.5	156.2
Total Current Liabilities	576.0	589.6
Long-Term Debt	990.9	990.5
Other Non-Current Liabilities	338.9	341.7
TOTAL LIABILITIES	1,905.8	1,921.8
Total Hubbell Shareholders’ Equity	1,578.7	1,592.8
Noncontrolling interest	10.1	10.4
Total Equity	1,588.8	1,603.2
TOTAL LIABILITIES AND EQUITY	$3,494.6	$3,525.0
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in millions)	2017	2016
Cash Flows from Operating Activities
Net income	$63.9	$62.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.2	22.7
Deferred income taxes	0.7	0.5
Stock-based compensation	4.2	4.6
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(13.1)	(27.1)
Increase in inventories, net	(12.2)	(6.1)
Decrease in current liabilities	(9.8)	(6.8)
Changes in other assets and liabilities, net	8.3	11.9
Contribution to qualified defined benefit pension plans	(0.4)	(0.5)
Other, net	(2.8)	1.1
Net cash provided by operating activities	63.0	62.3
Cash Flows from Investing Activities
Capital expenditures	(13.6)	(15.3)
Acquisition of businesses, net of cash acquired	(19.2)	(172.2)
Purchases of available-for-sale investments	(3.3)	(3.2)
Proceeds from available-for-sale investments	2.4	2.2
Other, net	0.8	0.5
Net cash used in investing activities	(32.9)	(188.0)
Cash Flows from Financing Activities
Long-term debt borrowings	—	397.0
Short-term debt borrowings, net	2.0	(48.2)
Payment of dividends	(38.8)	(35.5)
Payment of dividends to noncontrolling interest	(1.4)	(0.7)
Repurchase of common shares	(52.6)	(201.8)
Debt issuance costs	—	(3.6)
Other, net	(3.3)	(2.7)
Net cash (used) provided by financing activities	(94.1)	104.5
Effect of foreign currency exchange rate changes on cash and cash equivalents	7.4	(1.5)
Decrease in cash and cash equivalents	(56.6)	(22.7)
Cash and cash equivalents
Beginning of period	437.6	343.5
End of period	$381.0	$320.8
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2016.
Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update (ASU 2017-07) relating to the presentation of net periodic pension costs and net periodic post-retirement benefit cost. The new guidance requires the service component of net periodic pension and post-retirement benefit costs to be reported in the same income statement line item as other employee compensation costs, and the other components to be reported outside of operating income. This new guidance is effective for fiscal years beginning after December 15, 2017 and must be applied on a retrospective basis. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

In August 2016, the FASB issued an Accounting Standards Update (ASU 2016-15) to provide additional guidance and reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017 and early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

In March 2016, the FASB issued an Accounting Standards Update (ASU 2016-09) relating to the accounting for share-based payments. The new guidance requires all income tax effects of share-based awards to be recognized in the income statement when the awards vest or are settled, and allows companies an additional election in the method to estimate forfeitures of share-based payments. The new guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows and cash paid to a tax authority when shares are withheld to satisfy the employer's statutory income tax withholdings be classified as a financing activity. The Company adopted the standard on January 1, 2017. The Company elected to adopt all provisions impacting the Condensed Consolidated Statements of Cash Flows retrospectively, as such the comparable period within the Condensed Consolidated Statements of Cash Flows has been recast to reflect the adoption. The income statement provisions of the new guidance have been adopted prospectively. There is no change to the Company's accounting policy with respect to estimation of forfeitures. The adoption did not have a material impact on the Company's financial statements.

In February 2016, the FASB issued an Accounting Standards Update (ASU 2016-02) related to the accounting for leases. This guidance will require a lessee to recognize a right-to-use asset and a lease liability for both financing and operating leases, with a policy election permitting an exception to this guidance for leases whose term is twelve months or less. For financing leases, the lessee will recognize interest expense and amortization of the right-of-use asset, and for operating leases the lessee will recognize a straight-line lease expense. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The new standard must be adopted using a modified retrospective transition at the beginning of the earliest comparative period presented. The Company is currently assessing the impact of adopting this standard on its financial statements.

HUBBELL INCORPORATED-Form 10-Q    7

Back to Contents

In May 2014, the FASB issued an Accounting Standards Update (ASU 2014-09) related to new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance is required to be effective beginning in the first quarter of 2018 (with optional early adoption in 2017). This standard can be applied on either a retrospective or modified retrospective approach. Through the course of 2016 a number of ASU's have been issued which further refine the original guidance issued under ASU 2014-09 and are effective in conjunction with this original standard. The Company is currently reviewing contract terms and assessing the impact of adopting the standard and will provide updates on the expected impact to the Company’s financial statements in future filings, as determined.

NOTE 2 Business Acquisitions

In the first quarter of 2017, the Company completed two acquisitions for $9.3 million, net of cash received, resulting in the recognition of intangible assets of $3.4 million and goodwill of $4.0 million (See Note 5 – Goodwill and Intangible Assets, net for additional information). The $3.4 million of intangible assets consists primarily of customer relationships and trade names that will be amortized over a weighted average period of approximately 12 years. These acquisitions have been added to the Power segment and $2.4 million of the goodwill is currently expected to be deductible for tax purposes.

These business acquisitions have been accounted for as business combinations and have resulted in the recognition of goodwill. The goodwill relates to a number of factors built into the purchase price, including the future earnings and cash flow potential of the businesses as well as the complementary strategic fit and resulting synergies they bring to the Company’s existing operations.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the dates of acquisition related to these transactions that were completed in the first quarter of 2017 (in millions):

Tangible assets acquired	$3.1
Intangible assets	3.4
Goodwill	4.0
Other liabilities assumed	(1.2)
TOTAL CONSIDERATION, NET OF CASH RECEIVED	$9.3

The allocation of purchase price is based on preliminary estimates and assumptions, and is subject to revision based on final information received and other analysis that support the underlying estimates. We expect to complete our purchase accounting within the measurement period for each acquisition.

The Condensed Consolidated Financial Statements include the results of operations of the entities acquired in the first quarter of 2017 from the date of acquisition. Net sales and earnings related to these acquisitions for the three months ended March 31, 2017 were not significant to the consolidated results. Pro forma information related to these acquisitions has not been included because the impact to the Company’s consolidated results of operations was not material.

Cash used for the acquisition of businesses, net of cash acquired as reported in the Consolidated Statement of Cash Flows for the three months ended March 31, 2017, is $19.2 million and includes payments associated with a 2016 acquisition for which the purchase price is due to be settled in installments.

In April 2017, the Company completed two additional acquisitions for an aggregate purchase price of approximately $90 million. The Company acquired substantially all of the assets of Advance Engineering Corporation and Perfect Pipe & Supply Corporation (collectively "AEC") for approximately $30 million. AEC is a gas components manufacturer that complements the Company's existing business in the natural gas distribution vertical. AEC joins the Company's recent acquisitions of GasBreaker and Lyall to bolster its main-to-meter mechanical solutions in this area. The Company also acquired all of the issued and outstanding limited liability company interests in iDevices, LLC ("iDevices") for approximately $60 million. iDevices is a developer with embedded firmware and application development expertise with custom-built Internet of Things ("IoT") Cloud infrastructure. The iDevices acquisition adds capabilities and expertise in IoT technology that is required to provide Tier 3 energy management solutions via connected hardware with a software front-end. These subsequent acquisitions are not recognized in the Condensed Consolidated Financial Statements as of March 31, 2017.

HUBBELL INCORPORATED-Form 10-Q    8

Back to Contents

NOTE 3 Segment Information

The Company's reporting segments consist of the Electrical segment and the Power segment. The Electrical segment is comprised of businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, connector and grounding products, light fixtures and controls, components and assemblies for the natural gas distribution market as well as other electrical and communication equipment, some of which is designed such that it can also be used in harsh and hazardous locations primarily in the oil and gas (onshore and offshore) and mining industries. These products are primarily sold through electrical and industrial distributors, home centers, retail and hardware outlets, lighting showrooms and residential product-oriented internet sites. The Electrical segment is comprised of three business groups, which have been aggregated as they have similar long-term economic characteristics, customers and distribution channels, among other factors. The Power segment primarily serves the electric utility industry and is comprised of a wide variety of electrical distribution, transmission, and substation products with high voltage applications as well as telecommunication products. The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2017	2016	2017	2016	2017	2016
Three Months Ended March 31,
Electrical	$587.5	$582.7	$50.0	$55.4	8.5%	9.5%
Power	264.8	252.1	54.1	46.5	20.4%	18.4%
TOTAL	$852.3	$834.8	$104.1	$101.9	12.2%	12.2%

NOTE 4 Inventories, net

Inventories, net are comprised of the following (in millions):

	March 31, 2017	December 31, 2016
Raw material	$169.0	$162.7
Work-in-process	109.4	102.8
Finished goods	330.3	327.9
	608.7	593.4
Excess of FIFO over LIFO cost basis	(60.9)	(61.0)
TOTAL	$547.8	$532.4

HUBBELL INCORPORATED-Form 10-Q    9

Back to Contents

NOTE 5 Goodwill and Intangible Assets, net

Changes in the carrying values of goodwill for the three months ended March 31, 2017, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
BALANCE DECEMBER 31, 2016	$652.0	$339.0	$991.0
Current year acquisitions (Note 2 – Business Acquisitions)	—	4.0	4.0
Foreign currency translation and prior year acquisitions	3.7	1.8	5.5
BALANCE MARCH 31, 2017	$655.7	$344.8	$1,000.5

In the first three months of 2017, the Company completed two acquisitions that were added to the Power segment. These acquisitions have been accounted for as business combinations and have resulted in the recognition of $4.0 million of goodwill. See Note 2 – Business Acquisitions for additional information.

The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheet is as follows (in millions):

	March 31, 2017		December 31, 2016
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$146.8	$(45.6)	$143.7	$(43.4)
Customer/agent relationships and other	407.8	(134.8)	405.9	(128.0)
Total	$554.6	$(180.4)	$549.6	$(171.4)
Indefinite-lived:
Tradenames and other	53.1	—	53.3	—
TOTAL	$607.7	$(180.4)	$602.9	$(171.4)

Amortization expense associated with definite-lived intangible assets was $8.5 million and $8.2 million for the three months ended March 31, 2017 and 2016, respectively. Future amortization expense associated with these intangible assets is expected to be $24.4 million for the remainder of 2017, $31.6 million in 2018, $30.0 million in 2019, $28.6 million in 2020, $27.7 million in 2021, and $26.5 million in 2022.

HUBBELL INCORPORATED-Form 10-Q    10

Back to Contents

NOTE 6 Other Accrued Liabilities

Other accrued liabilities are comprised of the following (in millions):

	March 31, 2017	December 31, 2016
Customer program incentives	$20.1	$41.2
Accrued income taxes	22.3	8.4
Deferred revenue	12.3	11.8
Other	90.8	94.8
TOTAL	$145.5	$156.2

NOTE 7 Other Non-Current Liabilities

Other non-current liabilities are comprised of the following (in millions):

	March 31, 2017	December 31, 2016
Pensions	$208.2	$208.3
Other post-retirement benefits	24.0	24.0
Deferred tax liabilities	41.5	41.2
Other	65.2	68.2
TOTAL	$338.9	$341.7

HUBBELL INCORPORATED-Form 10-Q    11

Back to Contents

NOTE 8 Total Equity

Total equity is comprised of the following (in millions, except per share amounts):

	March 31, 2017	December 31, 2016
Common stock, $.01 par value:
Common Stock-- authorized 200.0 shares; issued and outstanding 55.0 and 55.5 shares	$0.5	$0.6
Additional paid-in capital	—	15.4
Retained earnings	1,867.2	1,879.3
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(178.8)	(180.5)
Cumulative translation adjustment	(109.3)	(120.8)
Unrealized gain on investment, net of tax	(0.8)	(1.2)
Cash flow hedge (loss) gain, net of tax	(0.1)	—
Total Accumulated other comprehensive loss	(289.0)	(302.5)
Hubbell shareholders’ equity	1,578.7	1,592.8
Noncontrolling interest	10.1	10.4
TOTAL EQUITY	$1,588.8	$1,603.2

For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against Common Stock par value, Additional paid-in capital, to the extent available, and Retained earnings. As a result of this accounting treatment, during the first three months of 2017, $36.1 million of purchase price of repurchased shares was allocated to retained earnings.

A summary of the changes in equity for the three months ended March 31, 2017 and 2016 is provided below (in millions):

	Three Months Ended March 31,
	2017			2016
	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity
EQUITY, JANUARY 1	$1,592.8	$10.4	$1,603.2	$1,740.6	$8.4	$1,749.0
Total comprehensive income	76.3	1.1	77.4	61.6	1.1	62.7
Stock-based compensation	4.2	—	4.2	4.6	—	4.6
Income tax windfall from stock-based awards, net	—	—	—	0.8	—	0.8
Repurchase/surrender of shares of common stock	(55.9)	—	(55.9)	(205.2)	—	(205.2)
Issuance of shares related to directors’ deferred compensation, net	0.1	—	0.1	0.1	—	0.1
Dividends to noncontrolling interest	—	(1.4)	(1.4)	—	(0.7)	(0.7)
Cash dividends declared	(38.8)	—	(38.8)	(35.6)	—	(35.6)
EQUITY, MARCH 31	$1,578.7	$10.1	$1,588.8	$1,566.9	$8.8	$1,575.7

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statement of Comprehensive Income.

HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents

NOTE 9 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the three months ended March 31, 2017 is provided below (in millions):

(debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2016	$—	$(1.2)	$(180.5)	$(120.8)	$(302.5)
Other comprehensive income (loss) before reclassifications	(0.2)	0.4	—	11.5	11.7
Amounts reclassified from accumulated other comprehensive loss	0.1	—	1.7	—	1.8
Current period other comprehensive income (loss)	(0.1)	0.4	1.7	11.5	13.5
BALANCE AT MARCH 31, 2017	$(0.1)	$(0.8)	$(178.8)	$(109.3)	$(289.0)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$—	$0.1		Net sales
	(0.1)	1.0		Cost of goods sold
	(0.1)	1.1		Total before tax
	—	(0.3)		Tax (expense) benefit
	$(0.1)	$0.8		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.2	$0.2	(a)
Actuarial gains/(losses)	(2.8)	(3.5)	(a)
	(2.6)	(3.3)		Total before tax
	0.9	1.3		Tax benefit (expense)
	$(1.7)	$(2.0)		(Loss) gain net of tax
Losses reclassified into earnings	$(1.8)	$(1.2)		(Loss) gain net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11 - Pension and Other Benefits for additional details).

HUBBELL INCORPORATED-Form 10-Q    13

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

The following table sets forth the computation of earnings per share for the three months ended March 31, 2017 and 2016 (in millions, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income attributable to Hubbell	$62.8	$60.9
Less: Earnings allocated to participating securities	(0.2)	(0.2)
Net income available to common shareholders	$62.6	$60.7
Denominator:
Average number of common shares outstanding	55.2	56.3
Potential dilutive common shares	0.4	0.2
Average number of diluted shares outstanding	55.6	56.5
Earnings per share:
Basic	$1.13	$1.08
Diluted	$1.13	$1.08

The Company did not have outstanding any significant anti-dilutive securities during the three months ended March 31, 2017 and 2016.

HUBBELL INCORPORATED-Form 10-Q    14

Back to Contents

NOTE 11 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three months ended March 31, 2017 and 2016 (in millions):

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Three Months Ended March 31,
Service cost	$1.5	$3.5	$—	$—
Interest cost	9.2	10.5	0.3	0.3
Expected return on plan assets	(8.5)	(11.0)	—	—
Amortization of prior service cost	—	—	(0.2)	(0.2)
Amortization of actuarial losses	2.8	3.5	—	—
NET PERIODIC BENEFIT COST	$5.0	$6.5	$0.1	$0.1

Employer Contributions

Although not required by ERISA and the Internal Revenue Code, the Company may elect to make a voluntary contribution to its qualified domestic defined benefit pension plan in 2017. The Company anticipates making required contributions of approximately $1.7 million to its foreign pension plans during 2017, of which $0.4 million has been contributed through March 31, 2017.

NOTE 12 Guarantees

The Company records a liability equal to the fair value of guarantees in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued.

As of March 31, 2017 and December 31, 2016, the fair value and maximum potential payment related to the Company’s guarantees were not material.

The Company offers product warranties that cover defects on most of its products. These warranties primarily apply to products that are properly installed, maintained and used for their intended purpose. The Company accrues estimated warranty costs at the time of sale. Estimated warranty expenses, recorded in cost of goods sold, are based upon historical information such as past experience, product failure rates, or the estimated number of units to be repaired or replaced. Adjustments are made to the product warranty accrual as claims are incurred, additional information becomes known or as historical experience indicates.

Changes in the accrual for product warranties during the three months ended March 31, 2017 and 2016 are set forth below (in millions):

	2017	2016
BALANCE AT JANUARY 1,	$13.2	$13.2
Provision	2.7	3.5
Expenditures/other	(1.5)	(2.5)
BALANCE AT MARCH 31,	$14.4	$14.2

HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents

NOTE 13 Fair Value Measurement

Investments

At March 31, 2017 and December 31, 2016, the Company had $57.0 million and $57.4 million, respectively, of available-for-sale securities, consisting of municipal bonds classified in Level 2 of the fair value hierarchy and an investment in the redeemable preferred stock of a privately-held electrical utility substation security provider classified in Level 3 of the fair value hierarchy. The Company also had $12.0 million of trading securities at March 31, 2017 and $10.2 million at December 31, 2016 that are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

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

Back to Contents

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at March 31, 2017 and December 31, 2016 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
March 31, 2017
Money market funds(a)	$226.6	$—	$—	$226.6
Available for sale investments	—	53.1	3.9	57.0
Trading securities	12.0	—	—	12.0
Deferred compensation plan liabilities	(12.0)	—	—	(12.0)
Derivatives:
Forward exchange contracts-Assets(b)	—	0.4	—	0.4
Forward exchange contracts-(Liabilities)(c)	—	(0.1)	—	(0.1)
TOTAL	$226.6	$53.4	$3.9	$283.9

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
December 31, 2016
Money market funds(a)	$263.5	$—	$—	$263.5
Available for sale investments	—	53.6	3.8	57.4
Trading securities	10.2	—	—	10.2
Deferred compensation plan liabilities	(10.2)	—	—	(10.2)
Derivatives:
Forward exchange contracts-Assets(b)	—	0.8	—	0.8
Forward exchange contracts-(Liabilities)(c)	—	(0.1)	—	(0.1)
TOTAL	$263.5	$54.3	$3.8	$321.6
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

During the three months ended March 31, 2017 there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. There were also no transfers in or out of Level 3 during that period.

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During the three months ended March 31, 2017 and 2016, the Company purchased $1.6 million and $0.9 million, respectively, of trading securities related to these deferred compensation plans. As a result of participant distributions, the Company sold $0.3 million of these trading securities during the three months ended March 31, 2017 and $1.1 million during the three months ended March 31, 2016. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

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

Forward exchange contracts

In 2017 and 2016, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge exposure to fluctuating rates of exchange for both anticipated inventory purchases and forecasted sales by its subsidiaries that transact business in Canada. As of March 31, 2017, the Company had 47 individual forward exchange contracts for an aggregate notional amount of $34.9 million, having various expiration dates through February 2018. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

The following table summarizes the results of cash flow hedging relationships for the three months ended March 31, 2017 and 2016 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Income (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings Effective Portion (net of tax)
Derivative Instrument	2017	2016	(Effective Portion)	2017	2016
Forward exchange contract	$(0.2)	$(1.5)	Net sales	$—	$—
			Cost of goods sold	$(0.1)	$0.8

Hedge ineffectiveness was immaterial with respect to the forward exchange cash flow hedges during the three months ended March 31, 2017 and 2016.

Long Term Debt

As of March 31, 2017 and December 31, 2016, the estimated fair value of the long-term debt was $1,021.0 million and $1,017.8 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

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

Back to Contents

NOTE 15 Restructuring Costs and Other

In the three months ended March 31, 2017, we incurred costs for restructuring actions initiated in 2017 as well as costs for restructuring actions initiated in the prior year. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions and the sale or exit of business units we determine to be non-strategic. Restructuring costs include severance and employee benefits, asset impairments, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash, and a $12.5 million charge in the fourth quarter of 2016 to recognize the estimated liability associated with the withdrawal from a multi-employer pension plan, which is expected to be settled over approximately 19 years.

Pre-tax restructuring costs incurred in each of our segments and the location of the costs in the Condensed Consolidated Statement of Income for the three months ended March 31, 2017 and 2016 is as follows (in millions):

	Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016
	Cost of goods sold		Selling & administrative expense		Total
Electrical Segment	$3.7	$1.8	$1.0	$3.7	$4.7	$5.5
Power Segment	0.5	—	0.3	0.3	0.8	0.3
Total Pre-Tax Restructuring Costs	$4.2	$1.8	$1.3	$4.0	$5.5	$5.8

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/17	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 3/31/2017
2017 Restructuring Actions
Severance	$—	$2.4	$(0.7)	$1.7
Asset write-downs	—	—	—	—
Facility closure and other costs	—	0.3	0.2	0.5
Total 2017 Restructuring Actions	$—	$2.7	$(0.5)	$2.2
2016 and Prior Restructuring Actions
Severance	$10.4	$0.1	$(3.2)	$7.3
Asset write-downs	—	—	—	—
Facility closure and other costs(a)	$14.1	$2.7	$(2.6)	$14.2
Total 2016 and Prior Restructuring Actions	$24.5	$2.8	$(5.8)	$21.5
Total Restructuring Actions	$24.5	$5.5	$(6.3)	$23.7
(a) Facility closure and other costs as of 1/1/17 includes a charge of approximately $12.5 million to accrue the estimated liability associated with the anticipated withdrawal from a multi-employer pension plan as a result of a restructuring action.

HUBBELL INCORPORATED-Form 10-Q    19

Back to Contents

The actual costs incurred and total expected cost of our on-going restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2016	Costs incurred during first three months of 2017	Remaining costs at 3/31/2017
2017 Restructuring Actions
Electrical Segment	$2.8	$—	$1.9	$0.9
Power Segment	2.9	—	0.8	2.1
Total 2017 Restructuring Actions	$5.7	$—	$2.7	$3.0
2016 and Prior Restructuring Actions
Electrical Segment (a)	44.4	33.9	2.8	7.7
Power Segment	1.5	1.1	—	0.4
Total 2016 and Prior Restructuring Actions	$45.9	$35.0	$2.8	$8.1
Total Restructuring Actions	$51.6	$35.0	$5.5	$11.1
(a) Costs incurred in 2016 relating to 2016 Restructuring Actions in the Electrical segment include the $12.5 million previously mentioned charge representing the estimated withdrawal liability from a multi-employer pension plan. Any potential future liability in excess of the amount already recognized in 2016 is not included in the remaining costs at March 31, 2017. Additional information about the estimated withdrawal liability can be found in Note 10 - Retirement Benefits in the Notes to Consolidated Financial Statements in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the United Kingdom, Brazil, Australia and Ireland. The Company also participates in joint ventures in Taiwan and Hong Kong, and maintains offices in Singapore, China, India, Mexico, South Korea and countries in the Middle East. The Company employs approximately 17,300 individuals worldwide.

The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for the three months ended March 31, 2017 are included under “Segment Results” within this Management Discussion and Analysis.

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

HUBBELL INCORPORATED-Form 10-Q    20

Back to Contents

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

Results of Operations – First Quarter of 2017 compared to the First Quarter of 2016

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended March 31,
	2017	% of Net sales	2016	% of Net sales
Net sales	$852.3		$834.8
Cost of goods sold	590.5	69.3%	574.9	68.9%
Gross profit	261.8	30.7%	259.9	31.1%
Selling & administrative ("S&A") expense	157.7	18.5%	158.0	18.9%
Operating income	104.1	12.2%	101.9	12.2%
Net income attributable to Hubbell	62.8	7.4%	60.9	7.3%
EARNINGS PER SHARE – DILUTED	$1.13		$1.08

Our consolidated results of operations in the three months ending March 31, 2017 and 2016 include what we refer to as "Restructuring and Related Costs". Restructuring actions support our cost reduction efforts involving the consolidation of manufacturing and distribution facilities as well as workforce reductions and the sale or exit of business units we determine to be non-strategic. Restructuring costs include severance and employee benefits, asset impairments, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. Restructuring-related costs are costs associated with our business transformation initiatives, including the consolidation of back-office functions and streamlining our processes, and certain other costs and gains associated with restructuring actions.

We believe certain non-GAAP measures that exclude the impact of these Restructuring and Related Costs may provide investors with useful information regarding our underlying performance from period to period and allow investors to assess the impact of the Company's restructuring and related activities and business transformation initiatives on the results of operations. Adjusted gross profit, adjusted selling & administrative ("S&A") expense, adjusted operating income, adjusted net income attributable to Hubbell and adjusted earnings per diluted share each exclude Restructuring and Related Costs. Management uses these adjusted measures when assessing the performance of the business.

The following table reconciles our restructuring costs to our Restructuring and Related Costs for the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016
	Cost of goods sold		S&A expense		Total
Restructuring costs (See Note 15 - Restructuring Costs)	$4.2	$1.8	$1.3	$4.0	$5.5	$5.8
Restructuring related costs	0.7	0.4	2.1	0.5	2.8	0.9
Restructuring and related costs (non-GAAP measure)	$4.9	$2.2	$3.4	$4.5	$8.3	$6.7

Of the $8.3 million of Restructuring and Related Costs incurred in the first quarter of 2017, $6.9 million is recorded in the Electrical segment and $1.4 million is recorded in the Power segment. Of the $6.7 million of Restructuring and Related Costs incurred in the first quarter of 2016, $6.3 million is recorded in the Electrical segment and $0.4 million is recorded in the Power segment.

Our full year 2017 earnings per diluted share expectation anticipates approximately $0.25 of Restructuring and Related Costs, of which $0.10 has been incurred in the first quarter of 2017. Our full year expectation includes the impact of actions that have been initiated through March 31, 2017 as well as actions we expect to initiate in the remainder of 2017 as we continue to evaluate actions and pursue those that meet our required targets for returns and payback.

HUBBELL INCORPORATED-Form 10-Q    21

Back to Contents

The following table reconciles our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	Three Months Ended March 31,
	2017	% of Net sales	2016	% of Net sales
Gross profit (GAAP measure)	$261.8	30.7%	$259.9	31.1%
Restructuring and related costs	4.9		2.2
Adjusted gross profit	$266.7	31.3%	$262.1	31.4%

S&A expenses (GAAP measure)	$157.7	18.5%	$158.0	18.9%
Restructuring and related costs	3.4		4.5
Adjusted S&A expenses	$154.3	18.1%	$153.5	18.4%

Operating income (GAAP measure)	$104.1	12.2%	$101.9	12.2%
Restructuring and related costs	8.3		6.7
Adjusted operating income	$112.4	13.2%	$108.6	13.0%

Net income attributable to Hubbell (GAAP measure)	$62.8		$60.9
Restructuring and related costs, net of tax	5.6		4.5
Adjusted net income attributable to Hubbell	$68.4		$65.4
Less: Earnings allocated to participating securities	(0.2)		(0.2)
Adj. net income available to common shareholders	$68.2		$65.2
Average number of diluted shares outstanding	55.6		56.5
ADJUSTED EARNINGS PER SHARE – DILUTED	$1.23		$1.16

Net Sales

Net sales of $852.3 million in the first quarter of 2017 increased two percent compared to the first quarter of 2016 due to higher organic volume and the contribution of net sales from acquisitions, partially offset by headwinds from foreign currency translation. Organic volume, including the impact of pricing headwinds, added one percentage point to net sales and acquisitions contributed one percentage point, while foreign currency translation reduced net sales by less than one percentage point.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold increased to 69.3% in the first quarter of 2017 as compared to 68.9% in the first quarter of 2016. The increase was primarily due to higher Restructuring and Related Costs in the first quarter of 2017, material cost and pricing headwinds as well as unfavorable product and business mix as lower margin commercial and residential end-markets outgrew higher margin energy-related and industrial markets, partially offset by productivity in excess of cost increases and greater realized savings from our restructuring and related actions.

Gross Profit

The gross profit margin in the first quarter of 2017 declined to 30.7% as compared to 31.1% in the first quarter of 2016. Restructuring and Related Costs in Cost of goods sold in the first quarter of 2017 were $2.7 million higher than the same period of the prior year. Excluding Restructuring and Related Costs, the adjusted gross profit margin was 31.3% in the first quarter of 2017 as compared to 31.4% in the first quarter of 2016. The decrease in the adjusted gross profit margin is primarily due to material cost and pricing headwinds as well as unfavorable product and business mix, as lower margin commercial and residential end-markets outgrew higher margin energy-related and industrial markets, partially offset by productivity in excess of cost increases and greater realized savings from our restructuring and related actions.

HUBBELL INCORPORATED-Form 10-Q    22

Back to Contents

Selling & Administrative Expenses

S&A expense in the first quarter of 2017 was $157.7 million and was slightly lower as compared to the first quarter of 2016. S&A expense was lower quarter over quarter primarily due to lower Restructuring and Related Costs in the first quarter of 2017 and greater realized savings from restructuring and related actions, largely offset by the addition of S&A costs of our acquisitions. S&A expense as a percentage of net sales declined by 40 basis points to 18.5% in the first quarter of 2017. Excluding Restructuring and Related Costs, adjusted S&A expense as a percentage of net sales declined by 30 basis points to 18.1% in the first quarter of 2017 primarily due to higher volume and greater realized savings from our restructuring and related actions.

Total Other Expense

Total other expense was $13.2 million in the first quarter of 2017 compared to $10.3 million in the first quarter of 2016 and increased primarily due to higher interest expense of $2.1 million in the first quarter of 2017 related to the $400 million debt offering we completed in March 2016.

Income Taxes

The effective tax rate in the first quarter of 2017 decreased to 29.7% from 32.3% in the first quarter of 2016. The decrease is primarily attributable to the settlement of a tax examination and the income tax effects of vesting and exercise of share-based awards.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell was $62.8 million the first quarter of 2017 and increased three percent as compared to the first quarter of 2016. Excluding Restructuring and Related Costs, adjusted net income attributable to Hubbell was $68.4 million in the first quarter of 2017 and increased five percent compared to the first quarter of 2016. The increase reflects higher adjusted operating income and lower income tax expense, partially offset by higher interest expense. Earnings per diluted share in the first quarter of 2017 increased five percent as compared to the first quarter of 2016. Adjusted earnings per diluted share in the first quarter of 2017 increased six percent as compared to the first quarter of 2016 and reflects higher adjusted net income as well as a decline in the average number of diluted shares outstanding of 0.9 million as compared to the same period of the prior year.

Segment Results

ELECTRICAL

	Three Months Ended March 31,
(In millions)	2017	2016
Net sales	$587.5	$582.7
Operating income	$50.0	$55.4
Restructuring and related costs	6.9	6.3
Adjusted operating income	$56.9	$61.7
Operating margin	8.5%	9.5%
Adjusted operating margin	9.7%	10.6%

Net sales in the Electrical segment in the first quarter of 2017 were $587.5 million, up one percent as compared to the first quarter of 2016 due to higher organic volume and the contribution of net sales from completed acquisitions, partially offset by headwinds from foreign currency translation. Higher organic volume, including the impact of pricing headwinds, and acquisitions each added one percentage point and foreign currency translation reduced net sales by one percentage point.

Within the segment, the aggregate net sales of our Commercial and Industrial and Construction and Energy business groups increased by three percentage points, primarily due to three percentage points of organic growth, driven by net sales growth in the commercial construction market, and one percentage point of net sales growth from acquisitions, partially offset by one percentage point from foreign currency translation. Net sales of our Lighting business group decreased three percent in the first quarter of 2017 primarily due to headwinds on pricing. Within the Lighting business group, organic net sales of residential lighting products increased by two percent, and net sales of commercial and industrial lighting products declined by four percent, including a three percentage point headwind on pricing.

HUBBELL INCORPORATED-Form 10-Q    23

Back to Contents

Operating income in the Electrical segment for the first quarter of 2017 was $50.0 million and decreased ten percent compared to the first quarter of 2016. Operating margin in the first quarter of 2017 decreased by 100 basis points to 8.5% as compared to the same period of 2016. Excluding Restructuring and Related Costs, the adjusted operating margin decreased by 90 basis points to 9.7%. The decrease in the adjusted operating margin is primarily due to price and material cost headwinds, unfavorable product and business mix, and foreign exchange headwinds, partially offset by greater realized savings from our restructuring and related actions and productivity in excess of cost inflation.

POWER

	Three Months Ended March 31,
(In millions)	2017	2016
Net sales	$264.8	$252.1
Operating income	$54.1	$46.5
Restructuring and related costs	1.4	0.4
Adjusted operating income	$55.5	$46.9
Operating margin	20.4%	18.4%
Adjusted operating margin	21.0%	18.6%

Net sales in the Power segment in the first quarter of 2017 were $264.8 million, up five percent as compared to the first quarter of 2016 primarily due to the net sales contribution from completed acquisitions. Acquisitions contributed four percentage points to net sales growth and higher organic volume contributed one percentage point driven by growth in the distribution market.

Operating income in the Power segment increased sixteen percent to $54.1 million in the first quarter of 2017. Operating margin in the first quarter of 2017 increased by 200 basis points to 20.4% as compared to the same period of 2016. Excluding Restructuring and Related Costs, the adjusted operating margin increased by 240 basis points to 21.0% in the first quarter of 2017. The increase in the adjusted operating margin is primarily due to productivity in excess of cost increases, partially offset by higher material costs and pricing headwinds.

Outlook

2017

In 2017, we continue to expect growth across our end markets to be more consistent than in 2016. However, we now expect end market growth of approximately two to three percent in the aggregate as compared to our earlier outlook of approximately two percent in aggregate, driven by two to four percent growth in both the industrial markets and the oil and gas market, compared to flat-to-up two percent previously. We expect our organic net sales growth to outperform our end markets, in aggregate, and that acquisitions will continue to be a key driver of net sales growth, with our acquisitions completed through April expected to contribute approximately two percent of net sales growth in 2017.

We expect a headwind on our operating margin in 2017 from anticipated inefficiencies over the next several months related to facility consolidations in our Lighting business, which we expect to be partially offset by the earnings benefit from an improved market outlook. In the first quarter of 2017 we invested in IoT engineering and research and development resources through the acquisition of iDevices, which adds important capabilities for further enhancing our products, but we expect will be dilutive to our operating margin in 2017. We continue to expect our operating margin in 2017 will benefit from cost structure improvements and lower Restructuring and Related Costs, however we also continue to expect pricing challenges in our Lighting business will persist and expect material cost headwinds across the Company.

Considering the anticipated net headwind from inefficiencies in the Lighting business and our acquisitions completed through April 2017, including the investment in IoT capabilities through iDevices, we have revised our estimate of 2017 earnings per diluted share by $0.20 to a range of $5.40 to $5.60. That range includes approximately $0.25 of Restructuring and Related Costs and approximately $0.10 of dilution from the iDevices acquisition, as well as $0.20 of incremental savings in 2017 from restructuring and related actions initiated prior to December 31, 2016.

Finally, with our strong financial position and cash flows provided by operating activities, we expect to continue to enhance shareholder value through capital deployment. We continue to expect free cash flow (defined as cash flows from operating activities less capital expenditures) equal to net income attributable to Hubbell in 2017.

HUBBELL INCORPORATED-Form 10-Q    24

Back to Contents

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Three Months Ended March 31,
(In millions)	2017	2016
Net cash provided by (used in):
Operating activities	$63.0	$62.3
Investing activities	(32.9)	(188.0)
Financing activities	(94.1)	104.5
Effect of foreign currency exchange rate changes on cash and cash equivalents	7.4	(1.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(56.6)	$(22.7)

Cash provided by operating activities for the three months ended March 31, 2017 was flat compared to the same period in 2016 primarily due to lower cash usage from net working capital offset primarily by higher interest payments.

Cash used for investing activities was $32.9 million in the three months ended March 31, 2017 compared to cash used of $188.0 million during the comparable period in 2016 and primarily reflects decreased cash used for acquisitions.

Cash used by financing activities was $94.1 million in the three months ended March 31, 2017 as compared to cash provided of $104.5 million during the comparable period of 2016. The change in cash flows from financing activities reflects the proceeds of the $400 million public debt offering in March 2016, partially offset by a $149.2 million decrease in cash used for the repurchase of Common Stock in 2017 and lower cash used to settle short term debt in 2017.

The favorable impact of foreign currency exchange rates on cash was $7.4 million in the three months ended March 31, 2017 and is primarily related to weakness in the U.S dollar versus the Mexican Peso, Australian Dollar and British Pound in the three months ended March 31, 2017.

Investments in the Business

Investments in our business include cash outlays for the acquisition of businesses as well as expenditures to support our restructuring and related activities and to maintain the operation of our equipment and facilities.

During the first three months of 2017, we completed two acquisitions that have been added to the Power segment for an aggregate purchase price of $9.3 million, net of cash received.

In April 2017 we completed two additional acquisitions for an aggregate purchase price of approximately $90 million. We acquired substantially all of the assets of Advance Engineering Corporation and Perfect Pipe & Supply Corporation (collectively "AEC") for approximately $30 million. AEC is a gas components manufacturer that complements our existing offering in the natural gas distribution vertical. AEC joins our 2015 acquisition of GasBreaker and 2016 acquisition of Lyall to bolster our main-to-meter mechanical solutions in this area. We also acquired all of the issued and outstanding limited liability company interests of iDevices, LLC ("iDevices") for approximately $60 million. iDevices is a developer with embedded firmware and application development expertise with custom-built IoT Cloud infrastructure. The iDevices acquisition adds capabilities and expertise in IoT technology that is required to provide Tier 3 energy management solutions via connected hardware with a software front-end. See also Note 2 — Business Acquisitions and our discussion of the 2017 Outlook in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Beginning in the fourth quarter of 2014 and continuing through the first quarter of 2017 we have initiated certain restructuring and related actions, primarily to align our cost structure with the needs of our business and also in response to weakness in certain of our end markets. As a result of those restructuring and related actions we have exited a total of 22 manufacturing and warehousing facilities and we expect to initiate additional restructuring actions in 2017.

HUBBELL INCORPORATED-Form 10-Q    25

Back to Contents

In connection with our restructuring and related actions we have incurred restructuring costs, which are primarily severance and employee benefits, asset impairments, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These restructuring costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash. Restructuring costs in 2016 also included a $12.5 million charge to recognize the estimated liability associated with the anticipated withdrawal from a multi-employer pension plan, which is anticipated to be settled in periodic payments over approximately 19 years, subject to negotiations expected to occur in 2017.

The table below presents the restructuring costs incurred in the first three months of 2017, additional expected restructuring costs and the expected completion date (in millions):

	Costs incurred in the three months ended March 31, 2017	Additional expected costs	Expected completion date
2017 Restructuring Actions	$2.7	$3.0	2018
2016 Restructuring Actions (a)	2.8	8.1	2017
Total	$5.5	$11.1
(a) Additional expected costs does not include any potential future liability, in excess of amounts already recognized in 2016, associated with the anticipated withdrawal from the multi-employer pension plan referred to in the preceding paragraph. Additional information about the estimated withdrawal liability associated with that multi-employer plan is included in Note 10 — Retirement Benefits in the Notes to Consolidated Financial Statements in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2016.

In connection with our restructuring and related actions we also incur restructuring-related costs. Restructuring-related costs are costs associated with our business transformation initiatives, including the consolidation of back-office functions and streamlining our processes, and certain other costs and gains associated with restructuring actions. We refer to restructuring costs (which is a GAAP measure) and restructuring-related costs on a combined basis as "Restructuring and Related Costs", which is a non-GAAP measure. Refer to the Results of Operations discussion within this Management's Discussion and Analysis of Financial Condition and Results of Operations, for further detail of the costs associated with our restructuring and related activities and reconciliations of our non-GAAP measures.

During the first three months of 2017, we invested $13.6 million for capital expenditures, a decrease of $1.7 million from the comparable period of 2016 mainly due to the timing of cash settlements for our 2017 investments.

Stock Repurchase Program

At December 31, 2016, we had total remaining share repurchase authorization of $153.6 million. In the three months ended March 31, 2017, the Company repurchased shares for an aggregate purchase price of $52.6 million bringing our remaining share repurchase authorization to $101.0 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. See also Item 2 - Issuer Purchases of Equity Securities for additional information.

Debt to Capital

At March 31, 2017 and December 31, 2016, the Company had $990.9 million and $990.5 million, respectively, of long-term unsecured, unsubordinated notes, net of unamortized discount and the unamortized balance of capitalized debt issuance costs. Principal amounts of the long-term unsecured, unsubordinated notes are $300 million due in 2018, $300 million due in 2022, and $400 million due in 2026.

The Company's long-term unsecured, unsubordinated notes are fixed rate indebtedness, are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default (including as a result of the Company's failure to meet certain non-financial covenants) under the indenture governing the notes, as modified by the supplemental indentures creating such notes, or upon a change in control event as defined in such indenture. The Company was in compliance with all non-financial covenants as of March 31, 2017.

HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents

At March 31, 2017 and December 31, 2016, the Company had $5.1 million and $3.2 million, respectively, of short-term debt outstanding.

◦
There were no commercial paper borrowings outstanding at March 31, 2017 and December 31, 2016. In April 2017 we issued commercial paper to fund the acquisition of AEC and iDevices, and as of April 21, 2017 there was $96.0 million of commercial paper outstanding.

◦	Short-term debt at March 31, 2017 and December 31, 2016 also includes $5.1 million and $3.2 million, respectively of borrowings to support our international operations in China and Brazil.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	March 31, 2017	December 31, 2016
Total Debt	$996.0	$993.7
Total Hubbell Shareholders’ Equity	1,578.7	1,592.8
TOTAL CAPITAL	$2,574.7	$2,586.5
Total Debt to Total Capital	39%	38%
Cash and Investments	450.0	505.2
Net Debt	$546.0	$488.5
Net Debt to Total Capital	21%	19%

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

In 2017 we have invested in acquisitions and also returned capital to our shareholders through share repurchases and shareholder dividends. These activities were funded primarily from cash flows from operations, with the exception of our April 2017 acquisitions that were funded by issuing commercial paper.

◦
In the first three months of 2017 cash used for the acquisition of businesses, net of cash acquired was $19.2 million, including the settlement of purchase price installments from prior year acquisitions, and we invested an additional approximately $90 million in acquisitions in April, 2017. Further discussion of our acquisitions can be found in Note 2 — Business Acquisitions.

◦	In the three months ended March 31, 2017, cash settlements for share repurchases were $52.6 million. Shareholder dividends paid in the three months ended March 31, 2017 were $38.8 million.

We also require cash outlays to fund our operations, our capital expenditures, and an increase in working capital that would be required to accommodate a higher level of business activity for the foreseeable future, as well as our rate of cash dividends, potential future acquisitions in 2017, and the remaining Longbow acquisition purchase price.

We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2016. On June 1, 2018, $300 million principal amount of our long-term unsecured, unsubordinated notes will become due. Since December 31, 2016, there were no material changes to our contractual obligations.

HUBBELL INCORPORATED-Form 10-Q    27

Back to Contents

Our sources of funds and available borrowing resources to meet these funding needs, including the $300 million principal of long-term debt becoming due on June 1, 2018, are as follows.

◦
Cash flows from operations and existing cash resources: We continue to target free cash flow (defined as cash flows from operations less capital expenditures) equal to net income in 2017. We also have $381 million of cash and cash equivalents at March 31, 2017, of which approximately eight percent was held inside of the United States and the remainder held internationally.

◦
We have the ability to issue commercial paper for general corporate purposes and our $750 million revolving credit facility, which expires in December 2020, serves as a backup to our commercial paper program. We maintain investment grade credit ratings from the major U.S. rating agencies.

The Company also has a five-year credit agreement (the "Credit Agreement") with a syndicate of lenders that provides a $750 million committed revolving credit facility. Commitments under the Credit Agreement may be increased to an aggregate amount not to exceed $1.250 billion. The interest rate applicable to borrowing under the Credit Agreement is generally either the adjusted LIBOR plus an applicable margin (determined by reference to a ratings based grid) or the alternate base rate. The single financial covenant in the Credit Agreement, which the Company was in compliance with at March 31, 2017, requires that total debt not exceed 55% of total capitalization as of the last day of each fiscal quarter of the Company. Annual commitment fees to support availability under the credit facility are not material. The Credit Agreement expires in December 2020. Although not the principal source of liquidity, we believe our credit facility is capable of providing significant financing flexibility at reasonable rates of interest. However, in the event of a significant deterioration in the results of our operations or cash flows, leading to deterioration in financial condition, our borrowing costs could increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements. As of March 31, 2017 the credit facility had not been drawn against.

◦
In addition to our commercial paper program and existing revolving credit facility we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position we believe that we would be able to obtain additional long-term debt financing on attractive terms.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the first three months of 2017, there were no material changes in our estimates and critical accounting policies.

HUBBELL INCORPORATED-Form 10-Q    28

Back to Contents

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our expectations regarding manufacturing efficiency, expected capital resources, expenses, employer contributions, liquidity, financial performance, pension funding and from a multi-employer pension plan in which we participated, and results of operations and are based on our reasonable current expectations. In addition, all statements regarding restructuring plans and expected associated costs and benefits, expected future financial performance, expected outcome of legal proceedings, or improvement in operating results, anticipated changes in tax rates, anticipated market conditions, potential future acquisitions, enhancement of shareholder value, and productivity initiatives are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

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

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the first three months of 2017. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED-Form 10-Q    30

Back to Contents

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On August 23, 2015, the Board of Directors authorized a common stock repurchase program in the amount of $250 million and as of December 31, 2016, we had $153.6 of remaining share authorization under the repurchase program. In the three months ended March 31, 2017, the Company repurchased shares for an aggregate purchase price of $52.6 million. As a result, our remaining share repurchase authorization under the August 2015 program was $101.0 million. The August 2015 program expires in October 2017. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

	Total Number of Shares of Common Stock Purchased	Average Price Paid per share of Common Stock	Approximate Value of Shares that May Yet Be Purchased Under the Programs
Period	(000’s)	Share	(in millions)
BALANCE AS OF DECEMBER 31, 2016			$153.6
January 2017	—	$—	$153.6
February 2017	91	$122.52	$142.5
March 2017	343	$120.79	$101.0
TOTAL FOR THE QUARTER ENDED MARCH 31, 2017	434	$121.15

HUBBELL INCORPORATED-Form 10-Q    31

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    32

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2017

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Joseph A. Capozzoli
	William R. Sperry		Joseph A. Capozzoli
	Senior Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)

HUBBELL INCORPORATED-Form 10-Q    33