Form 10-Q
period 2017-06-30
HUBBELL INC
filed 2017-07-26
CIK 48898

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			☐	☑

The number of shares outstanding of Hubbell Common Stock as of July 21, 2017 was 54,702,464.

HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Net sales	$948.3	$908.8	$1,800.6	$1,743.6
Cost of goods sold	653.6	615.3	1,244.1	1,190.2
Gross profit	294.7	293.5	556.5	553.4
Selling & administrative expenses	164.1	161.4	321.8	319.4
Operating income	130.6	132.1	234.7	234.0
Interest expense, net	(11.6)	(11.3)	(22.7)	(20.3)
Other (expense) income, net	(2.3)	(4.0)	(4.4)	(5.3)
Total other expense	(13.9)	(15.3)	(27.1)	(25.6)
Income before income taxes	116.7	116.8	207.6	208.4
Provision for income taxes	35.9	34.8	62.9	64.4
Net income	80.8	82.0	144.7	144.0
Less: Net income attributable to noncontrolling interest	1.7	1.0	2.8	2.1
Net income attributable to Hubbell	$79.1	$81.0	$141.9	$141.9
Earnings per share
Basic	$1.44	$1.46	$2.57	$2.54
Diluted	$1.43	$1.45	$2.56	$2.53
Cash dividends per common share	$0.70	$0.63	$1.40	$1.26
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,
(in millions)	2017	2016
Net income	$80.8	$82.0
Other comprehensive income (loss):
Foreign currency translation adjustments	7.7	(13.8)
Pension and post-retirement benefit plans’ prior service costs, net actuarial gains and other pension-related, net of taxes of ($1.0) and ($1.2)	2.0	2.1
Unrealized gain on investments, net of taxes of $0.0 and ($0.1)	0.1	0.2
Unrealized loss on cash flow hedges, net of taxes of $0.3 and $0.0	(0.8)	(0.2)
Other comprehensive income (loss)	9.0	(11.7)
Total comprehensive income	89.8	70.3
Less: Comprehensive income attributable to noncontrolling interest	1.7	1.0
Comprehensive income attributable to Hubbell	$88.1	$69.3
See notes to unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
(in millions)	2017	2016
Net income	$144.7	$144.0
Other comprehensive income (loss):
Foreign currency translation adjustments	19.2	(13.1)
Pension and post retirement benefit plans’ prior service costs, net actuarial gains and other pension-related, net of taxes of ($1.9) and ($2.5)	3.7	4.1
Unrealized gain on investments, net of taxes of ($0.4) and ($0.3)	0.5	0.5
Unrealized loss on cash flow hedges, net of taxes of $0.4 and $1.0	(0.9)	(2.5)
Other comprehensive income (loss)	22.5	(11.0)
Total comprehensive income	167.2	133.0
Less: Comprehensive income attributable to noncontrolling interest	2.8	2.1
Comprehensive income attributable to Hubbell	$164.4	$130.9
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$367.7	$437.6
Short-term investments	13.8	11.2
Accounts receivable, net	600.8	530.0
Inventories, net	585.3	532.4
Other current assets	42.0	40.1
Total Current Assets	1,609.6	1,551.3
Property, Plant, and Equipment, net	441.6	439.8
Other Assets
Investments	57.1	56.4
Goodwill	1,058.7	991.0
Intangible assets, net	446.8	431.5
Other long-term assets	52.9	55.0
TOTAL ASSETS	$3,666.7	$3,525.0
LIABILITIES AND EQUITY
Current Liabilities
Short-term and current portion of long-term debt	$403.4	$3.2
Accounts payable	353.0	291.6
Accrued salaries, wages and employee benefits	56.7	82.8
Accrued insurance	62.4	55.8
Other accrued liabilities	149.8	156.2
Total Current Liabilities	1,025.3	589.6
Long-Term Debt	691.8	990.5
Other Non-Current Liabilities	346.4	341.7
TOTAL LIABILITIES	2,063.5	1,921.8
Total Hubbell Shareholders’ Equity	1,592.3	1,592.8
Noncontrolling interest	10.9	10.4
Total Equity	1,603.2	1,603.2
TOTAL LIABILITIES AND EQUITY	$3,666.7	$3,525.0
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in millions)	2017	2016
Cash Flows from Operating Activities
Net income	$144.7	$144.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50.4	45.9
Deferred income taxes	3.0	(0.8)
Stock-based compensation	8.1	8.8
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(61.7)	(40.0)
(Increase) decrease in inventories, net	(42.8)	4.1
Increase (decrease) in current liabilities	42.7	(33.5)
Changes in other assets and liabilities, net	(10.4)	(6.8)
Contribution to qualified defined benefit pension plans	(0.9)	(0.9)
Other, net	(1.0)	5.8
Net cash provided by operating activities	132.1	126.6
Cash Flows from Investing Activities
Capital expenditures	(33.0)	(29.9)
Acquisition of businesses, net of cash acquired	(108.5)	(171.6)
Purchases of available-for-sale investments	(8.6)	(5.8)
Proceeds from available-for-sale investments	8.4	5.8
Other, net	1.8	1.0
Net cash used in investing activities	(139.9)	(200.5)
Cash Flows from Financing Activities
Long-term debt borrowings	—	397.0
Short-term debt borrowings, net	100.8	10.1
Payment of dividends	(77.2)	(70.3)
Payment of dividends to noncontrolling interest	(2.3)	(1.3)
Repurchase of common shares	(92.6)	(246.8)
Debt issuance costs	—	(3.6)
Other, net	(3.4)	(3.2)
Net cash (used) provided by financing activities	(74.7)	81.9
Effect of foreign currency exchange rate changes on cash and cash equivalents	12.6	(13.0)
Decrease in cash and cash equivalents	(69.9)	(5.0)
Cash and cash equivalents
Beginning of period	437.6	343.5
End of period	$367.7	$338.5
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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
Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update (ASU 2017-07) on the presentation of net periodic pension cost and net periodic post-retirement benefit cost. The new guidance requires the service cost component of net periodic pension and post-retirement benefit costs to be reported in the same income statement line item as other employee compensation costs, and the other components to be reported outside of operating income. This new guidance is effective for fiscal years beginning after December 15, 2017 and must be applied on a retrospective basis. At this time, the Company does not expect the adoption of this guidance will have a material impact on its financial statements.

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

In March 2016, the FASB issued an Accounting Standards Update (ASU 2016-09) relating to the accounting for share-based payments. The new guidance requires all income tax effects of share-based awards to be recognized in the income statement when the awards vest or are settled, and allows companies an additional election in the method to estimate forfeitures of share-based payments. The new guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows and cash paid to a tax authority when shares are withheld to satisfy the employer's statutory income tax withholdings be classified as a financing activity. The Company adopted the standard on January 1, 2017. The Company elected to adopt all provisions impacting the Condensed Consolidated Statements of Cash Flows retrospectively: as such the comparable period within the Condensed Consolidated Statements of Cash Flows has been recast to reflect the adoption. The income statement provisions of the new guidance have been adopted prospectively. There is no change to the Company's accounting policy with respect to estimation of forfeitures. The adoption did not have a material impact on the Company's financial statements.

In February 2016, the FASB issued an Accounting Standards Update (ASU 2016-02) related to the accounting for leases. This guidance will require a lessee to recognize a right-to-use asset and a lease liability for both financing and operating leases, with a policy election permitting an exception to this guidance for leases whose term is twelve months or less. For financing leases, the lessee will recognize interest expense and amortization of the right-of-use asset, and for operating leases the lessee will recognize a straight-line lease expense. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The new standard must be adopted using a modified retrospective transition at the beginning of the earliest comparative period presented. We are currently reviewing the new guidance and will provide updates on the expected impact to the Company in future filings, as appropriate.

HUBBELL INCORPORATED-Form 10-Q    7

Back to Contents

In May 2014, the FASB issued an Accounting Standards Update (ASU 2014-09) related to new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Subsequently, the FASB has issued amendments to certain aspects of the guidance including the effective date. This guidance is required to be effective beginning in the first quarter of 2018 and can be adopted on either a retrospective or modified-retrospective approach.

The Company has a project team that is currently reviewing contract terms and assessing the impact of adopting the standard, including impacts to the Company's processes, controls and financial statement disclosures. The implementation team reports the progress and findings of its review to Management on a periodic basis. Based on the reviews and assessments performed to date, the Company expects the pattern of revenue recognition for the vast majority of its businesses to be unchanged, and that upon adoption revenue will generally continue to be recognized at a single point in time when control is transferred to the customer. In the second half of 2017 the Company expect to complete the assessment phase, evaluate and update controls and policies affected by the new standard, and identify and gather the data necessary for new disclosure requirements. We will provide additional updates in future filings, as appropriate.

NOTE 2 Business Acquisitions

In the first quarter of 2017, the Company completed two acquisitions for $9.5 million, net of cash received, resulting in the recognition of intangible assets of $3.4 million and goodwill of $4.7 million. The $3.4 million of intangible assets consists primarily of customer relationships and trade names that will be amortized over a weighted average period of approximately 13 years. These acquisitions have been added to the Power segment and $2.7 million of the goodwill related to one of the acquisitions is currently expected to be deductible for tax purposes.

In the second quarter of 2017, the Company acquired all of the issued and outstanding limited liability company interests in iDevices, LLC ("iDevices") for $59.2 million. iDevices is a developer with embedded firmware and application development expertise with custom-built Internet of Things ("IoT") Cloud infrastructure. The iDevices acquisition adds capabilities and expertise in IoT technology that is required to provide Tier 3 energy management solutions via connected hardware with a software front-end. iDevices has been allocated to the Electrical segment. We have recognized intangible assets of $9.6 million and goodwill of $45.4 million as a result of this acquisition. The $9.6 million of intangible assets consists primarily of developed technology, customer relationships and trade names and will be amortized over a weighted average period of approximately 12 years. All of the goodwill is expected to be deductible for tax purposes.

In the second quarter of 2017, the Company also acquired substantially all of the assets of Advance Engineering Corporation and related companies (collectively "AEC") for $31.5 million. AEC is a gas components manufacturer that complements the Company's existing business in the natural gas distribution vertical. AEC joins the Company's recent acquisitions of GasBreaker and Lyall to bolster its main-to-meter mechanical solutions in this area. AEC has been added to the Electrical segment. We have recognized intangible assets of $18.5 million and goodwill of $10.0 million as a result of this acquisition. The $18.5 million of intangible assets consists primarily of customer relationships and trade names and will be amortized over a weighted average period of approximately 22 years. All of the goodwill is expected to be deductible for tax purposes.

These business acquisitions have been accounted for as business combinations and have resulted in the recognition of goodwill. The goodwill relates to a number of factors built into the purchase price, including the future earnings and cash flow potential of the businesses as well as the complementary strategic fit and resulting synergies they bring to the Company’s existing operations.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the dates of acquisition related to these transactions (in millions):

Tangible assets acquired	$21.4
Intangible assets	31.5
Goodwill	60.1
Net deferred taxes	(0.4)
Other liabilities assumed	(12.4)
TOTAL CONSIDERATION, NET OF CASH RECEIVED	$100.2

The allocation of purchase price for these acquisitions is based on preliminary estimates and assumptions, and is subject to revision based on final information received and other analysis that support the underlying estimates. We expect to complete our purchase accounting within the measurement period for each acquisition.

HUBBELL INCORPORATED-Form 10-Q    8

Back to Contents

The Condensed Consolidated Financial Statements include the results of operations of the entities acquired from the date of acquisition. Net sales and earnings related to these acquisitions for the six months ended June 30, 2017 were not significant to the consolidated results. Pro forma information related to these acquisitions has not been included because the impact to the Company’s consolidated results of operations was not material.

Cash used for the acquisition of businesses, net of cash acquired as reported in the Consolidated Statement of Cash Flows for the six months ended June 30, 2017, is $108.5 million and includes payments associated with a 2016 acquisition for which the purchase price is due to be settled in installments.

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

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2017	2016	2017	2016	2017	2016
Three Months Ended June 30,
Electrical	$656.4	$641.4	$71.0	$77.1	10.8%	12.0%
Power	291.9	267.4	59.6	55.0	20.4%	20.6%
TOTAL	$948.3	$908.8	$130.6	$132.1	13.8%	14.5%
Six Months Ended June 30,
Electrical	$1,243.9	$1,224.1	$121.0	$132.5	9.7%	10.8%
Power	556.7	519.5	113.7	101.5	20.4%	19.5%
TOTAL	$1,800.6	$1,743.6	$234.7	$234.0	13.0%	13.4%

NOTE 4 Inventories, net

Inventories, net are comprised of the following (in millions):

	June 30, 2017	December 31, 2016
Raw material	$180.0	$162.7
Work-in-process	115.5	102.8
Finished goods	350.7	327.9
	646.2	593.4
Excess of FIFO over LIFO cost basis	(60.9)	(61.0)
TOTAL	$585.3	$532.4

HUBBELL INCORPORATED-Form 10-Q    9

Back to Contents

NOTE 5 Goodwill and Intangible Assets, net

Changes in the carrying values of goodwill for the six months ended June 30, 2017, were as follows (in millions):

	Segment
	Electrical	Power	Total
BALANCE DECEMBER 31, 2016	$652.0	$339.0	$991.0
Current year acquisitions (Note 2 – Business Acquisitions)	55.4	4.7	60.1
Foreign currency translation and prior year acquisitions	5.1	2.5	7.6
BALANCE JUNE 30, 2017	$712.5	$346.2	$1,058.7

In the first quarter of 2017 we completed two acquisitions that were added to the Power segment. In the second quarter of 2017, the Company completed the acquisitions of AEC and iDevices. The AEC and iDevices acquisitions were added to the Electrical segment. These acquisitions have been accounted for as business combinations and have resulted in the recognition of $60.1 million of goodwill. See Note 2 – Business Acquisitions for additional information.

The Company performs its goodwill impairment testing as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. For the 2017 test, the Company applied the "Step-zero" test to two of its reporting units, which allows the Company to first assess qualitative factors to determine whether it is more likely than not that a reporting unit's fair value is greater than its carrying amount. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair value of these reporting units substantially exceeded their carrying values and therefore, further quantitative analysis was not required. For each of the Company's other reporting units, the Company has elected to utilize the two step goodwill impairment testing process as permitted in the accounting guidance. Step 1 compares the fair value of the Company's reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. If the carrying value of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment.

Goodwill impairment testing requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit. Significant judgment is required to estimate the fair value of reporting units including estimating future cash flows, determining appropriate discount rates and other assumptions. The Company uses internal discounted cash flow estimates to determine fair value. These cash flow estimates are derived from historical experience and future long-term business plans and the application of appropriate discount rates. The Company uses market-based multiples of select industrial competitors to validate the reasonableness of internal discounted cash flow estimates of fair value. Changes in these estimates and assumptions could affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company's estimated aggregate fair value of its reporting units are reasonable when compared to the Company's market capitalization on the valuation date.

As of April 1, 2017, the impairment testing resulted in implied fair values for each reporting unit that exceeded the reporting unit's carrying value, including goodwill. The Company did not have any reporting units at risk of failing Step 1 of the impairment test as the excess of the implied fair value significantly exceeded the carrying value of the reporting units. Additionally, the Company did not have any reporting units with zero or negative carrying amounts.

The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheet is as follows (in millions):

	June 30, 2017		December 31, 2016
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$150.8	$(47.3)	$143.7	$(43.4)
Customer/agent relationships and other	432.0	(142.4)	405.9	(128.0)
Total	$582.8	$(189.7)	$549.6	$(171.4)
Indefinite-lived:
Tradenames and other	53.7	—	53.3	—
TOTAL	$636.5	$(189.7)	$602.9	$(171.4)

HUBBELL INCORPORATED-Form 10-Q    10

Back to Contents

Amortization expense associated with definite-lived intangible assets was $17.5 million and $16.5 million for the six months ended June 30, 2017 and 2016, respectively. Future amortization expense associated with these intangible assets is expected to be $17.0 million for the remainder of 2017, $32.7 million in 2018, $31.1 million in 2019, $31.2 million in 2020, $30.6 million in 2021, and $29.2 million in 2022.

NOTE 6 Other Accrued Liabilities

Other accrued liabilities are comprised of the following (in millions):

	June 30, 2017	December 31, 2016
Customer program incentives	$28.7	$41.2
Accrued income taxes	9.0	8.4
Deferred revenue	12.1	11.8
Other	100.0	94.8
TOTAL	$149.8	$156.2

NOTE 7 Other Non-Current Liabilities

Other non-current liabilities are comprised of the following (in millions):

	June 30, 2017	December 31, 2016
Pensions	$209.8	$208.3
Other post-retirement benefits	24.0	24.0
Deferred tax liabilities	44.6	41.2
Other	68.0	68.2
TOTAL	$346.4	$341.7

HUBBELL INCORPORATED-Form 10-Q    11

Back to Contents

NOTE 8 Total Equity

Total equity is comprised of the following (in millions, except per share amounts):

	June 30, 2017	December 31, 2016
Common stock, $.01 par value:
Common Stock-- authorized 200.0 shares; issued and outstanding 54.7 and 55.5 shares	$0.5	$0.6
Additional paid-in capital	—	15.4
Retained earnings	1,871.8	1,879.3
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(176.8)	(180.5)
Cumulative translation adjustment	(101.6)	(120.8)
Unrealized gain on investment, net of tax	(0.7)	(1.2)
Cash flow hedge (loss) gain, net of tax	(0.9)	—
Total Accumulated other comprehensive loss	(280.0)	(302.5)
Hubbell shareholders’ equity	1,592.3	1,592.8
Noncontrolling interest	10.9	10.4
TOTAL EQUITY	$1,603.2	$1,603.2

For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against Common Stock par value, Additional paid-in capital, to the extent available, and Retained earnings. As a result of this accounting treatment, during the first six months of 2017, $72.1 million of purchase price of repurchased shares was allocated to retained earnings.

A summary of the changes in equity for the six months ended June 30, 2017 and 2016 is provided below (in millions):

	Six Months Ended June 30,
	2017			2016
	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity
EQUITY, JANUARY 1	$1,592.8	$10.4	$1,603.2	$1,740.6	$8.4	$1,749.0
Total comprehensive income	164.4	2.8	167.2	130.9	2.1	133.0
Stock-based compensation	8.1	—	8.1	8.8	—	8.8
Income tax windfall from stock-based awards, net	—	—	—	0.9	—	0.9
Repurchase/surrender of shares of common stock	(96.0)	—	(96.0)	(240.8)	—	(240.8)
Issuance of shares related to directors’ deferred compensation, net	0.3	—	0.3	0.3	—	0.3
Dividends to noncontrolling interest	—	(2.3)	(2.3)	—	(1.3)	(1.3)
Cash dividends declared	(77.3)	—	(77.3)	(70.5)	—	(70.5)
EQUITY, JUNE 30	$1,592.3	$10.9	$1,603.2	$1,570.2	$9.2	$1,579.4

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statement of Comprehensive Income.

HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents

NOTE 9 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the six months ended June 30, 2017 is provided below (in millions):

(debit) credit	Cash flow hedge loss	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2016	$—	$(1.2)	$(180.5)	$(120.8)	$(302.5)
Other comprehensive income (loss) before reclassifications	(0.9)	0.5	—	19.2	18.8
Amounts reclassified from accumulated other comprehensive loss	—	—	3.7	—	3.7
Current period other comprehensive income (loss)	(0.9)	0.5	3.7	19.2	22.5
BALANCE AT JUNE 30, 2017	$(0.9)	$(0.7)	$(176.8)	$(101.6)	$(280.0)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three and six months ended June 30, 2017 and 2016 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$—	$(0.3)		Net sales
	0.1	(0.3)		Cost of goods sold
	0.1	(0.6)		Total before tax
	—	0.2		Tax (expense) benefit
	$0.1	$(0.4)		Gain (loss) net of tax
Defined benefit pension and post retirement benefit items:
Amortization of prior-service costs	$0.2	$0.2	(a)
Amortization of actuarial gains/(losses)	(2.7)	(3.5)	(a)
Settlement and curtailment losses	(0.5)	—	(a)
	(3.0)	(3.3)		Total before tax
	1.0	1.2		Tax benefit (expense)
	$(2.0)	$(2.1)		(Loss) gain net of tax
Losses reclassified into earnings	$(1.9)	$(2.5)		(Loss) gain net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11 - Pension and Other Benefits for additional details).

HUBBELL INCORPORATED-Form 10-Q    13

Back to Contents

Details about Accumulated Other Comprehensive Loss Components	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$—	$(0.2)		Net sales
	—	0.7		Cost of goods sold
	—	0.5		Total before tax
	—	(0.1)		Tax (expense) benefit
	$—	$0.4		Gain (loss) net of tax
Defined benefit pension and post retirement benefit items:
Amortization of prior-service costs	$0.4	$0.4	(a)
Amortization of actuarial gains/(losses)	(5.5)	(7.0)	(a)
Settlement and curtailment losses	(0.5)	—	(a)
	(5.6)	(6.6)		Total before tax
	1.9	2.5		Tax benefit (expense)
	$(3.7)	$(4.1)		(Loss) gain net of tax
Losses reclassified into earnings	$(3.7)	$(3.7)		(Loss) gain net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11 - Pension and Other Benefits for additional details).

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

The following table sets forth the computation of earnings per share for the three and six months ended June 30, 2017 and 2016 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to Hubbell	$79.1	$81.0	$141.9	$141.9
Less: Earnings allocated to participating securities	(0.3)	(0.2)	(0.5)	(0.4)
Net income available to common shareholders	$78.8	$80.8	$141.4	$141.5
Denominator:
Average number of common shares outstanding	54.8	55.3	55.0	55.8
Potential dilutive common shares	0.3	0.3	0.3	0.2
Average number of diluted shares outstanding	55.1	55.6	55.3	56.0
Earnings per share:
Basic	$1.44	$1.46	$2.57	$2.54
Diluted	$1.43	$1.45	$2.56	$2.53

The Company did not have outstanding any significant anti-dilutive securities during the three and six months ended June 30, 2017 and 2016.

HUBBELL INCORPORATED-Form 10-Q    14

Back to Contents

NOTE 11 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three and six months ended June 30, 2017 and 2016 (in millions):

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Three Months Ended June 30,
Service cost	$1.5	$3.5	$—	$—
Interest cost	9.3	10.5	0.3	0.3
Expected return on plan assets	(8.5)	(11.0)	—	—
Amortization of prior service cost	—	—	(0.2)	(0.2)
Amortization of actuarial losses	2.7	3.5	—	—
Settlement and curtailment losses	0.5	—	—	—
NET PERIODIC BENEFIT COST	$5.5	$6.5	$0.1	$0.1
Six Months Ended June 30,
Service cost	$3.0	$7.0	$—	$—
Interest cost	18.5	21.0	0.4	0.6
Expected return on plan assets	(17.0)	(22.0)	—	—
Amortization of prior service cost	—	—	(0.4)	(0.4)
Amortization of actuarial losses/(gains)	5.5	7.0	—	—
Settlement and curtailment losses	0.5	—	—	—
NET PERIODIC BENEFIT COST	$10.5	$13.0	$—	$0.2

Employer Contributions

Although not required by ERISA and the Internal Revenue Code, the Company may elect to make a voluntary contribution to its qualified domestic defined benefit pension plan in 2017. The Company anticipates making required contributions of approximately $1.7 million to its foreign pension plans during 2017, of which $0.9 million has been contributed through June 30, 2017.

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

As of June 30, 2017 and December 31, 2016, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the six months ended June 30, 2017 and 2016 are set forth below (in millions):

	2017	2016
BALANCE AT JANUARY 1,	$13.2	$13.2
Provision	6.6	5.0
Expenditures/other	(3.8)	(4.8)
BALANCE AT JUNE 30,	$16.0	$13.4

HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents

NOTE 13 Fair Value Measurement

Investments

At June 30, 2017 and December 31, 2016, the Company had $58.2 million and $57.4 million, respectively, of available-for-sale securities, consisting of municipal bonds classified in Level 2 of the fair value hierarchy and an investment in the redeemable preferred stock of a privately-held electrical utility substation security provider classified in Level 3 of the fair value hierarchy. The Company also had $12.7 million of trading securities at June 30, 2017 and $10.2 million at December 31, 2016 that are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

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

Back to Contents

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at June 30, 2017 and December 31, 2016 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
June 30, 2017
Money market funds (a)	$221.4	$—	$—	$221.4
Available for sale investments	—	54.2	4.0	58.2
Trading securities	12.7	—	—	12.7
Deferred compensation plan liabilities	(12.7)	—	—	(12.7)
Derivatives:
Forward exchange contracts-Assets (b)	—	—	—	—
Forward exchange contracts-(Liabilities) (c)	—	(0.7)	—	(0.7)
TOTAL	$221.4	$53.5	$4.0	$278.9

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
December 31, 2016
Money market funds (a)	$263.5	$—	$—	$263.5
Available for sale investments	—	53.6	3.8	57.4
Trading securities	10.2	—	—	10.2
Deferred compensation plan liabilities	(10.2)	—	—	(10.2)
Derivatives:
Forward exchange contracts-Assets (b)	—	0.8	—	0.8
Forward exchange contracts-(Liabilities) (c)	—	(0.1)	—	(0.1)
TOTAL	$263.5	$54.3	$3.8	$321.6
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

During the three and six months ended June 30, 2017 there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. There were also no transfers in or out of Level 3 during that period.

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During the six months ended June 30, 2017 and 2016, the Company purchased $1.9 million and $1.2 million, respectively, of trading securities related to these deferred compensation plans. As a result of participant distributions, the Company sold $0.3 million of these trading securities during the six months ended June 30, 2017 and $1.1 million during the six months ended June 30, 2016. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

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

In 2017 and 2016, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge exposure to fluctuating rates of exchange for both anticipated inventory purchases and forecasted sales by its subsidiaries that transact business in Canada. As of June 30, 2017, the Company had 55 individual forward exchange contracts for an aggregate notional amount of $40.4 million, having various expiration dates through June 2018. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

The following table summarizes the results of cash flow hedging relationships for the three months ended June 30, 2017 and 2016 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Income (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings Effective Portion (net of tax)
Derivative Instrument	2017	2016	(Effective Portion)	2017	2016
Forward exchange contract	$(0.7)	$(0.6)	Net sales	$—	$(0.2)
			Cost of goods sold	$0.1	$(0.2)

The following table summarizes the results of cash flow hedging relationships for the six months ended June 30, 2017 and 2016 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings Effective Portion (net of tax)
Derivative Instrument	2017	2016	(Effective Portion)	2017	2016
Forward exchange contract	$(0.9)	$(2.1)	Net sales	$—	$(0.1)
			Cost of goods sold	$—	$0.5
Hedge ineffectiveness was immaterial with respect to the forward exchange cash flow hedges during the three and six months ended June 30, 2017 and 2016.

Long Term Debt

As of June 30, 2017 and December 31, 2016, the estimated fair value of our long-term debt (inclusive of amounts classified on the Condensed Consolidated Balance Sheets as current and long-term) was $1,024.3 million and $1,017.8 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

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

Back to Contents

NOTE 15 Restructuring Costs and Other

In the six months ended June 30, 2017, we incurred costs for restructuring actions initiated in 2017 as well as costs for restructuring actions initiated in the prior year. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions and the sale or exit of business units we determine to be non-strategic. Restructuring costs include severance and employee benefits, asset impairments, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash, and a $12.5 million charge in the fourth quarter of 2016 to recognize the estimated liability associated with the withdrawal from a multi-employer pension plan, which may be settled either in periodic payments over approximately 19 years, or in a lump sum, subject to negotiations expected to occur in the second half of 2017.

Pre-tax restructuring costs incurred in each of our segments and the location of the costs in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2017 and 2016 is as follows (in millions):

	Three Months Ended June 30,
	2017	2016	2017	2016	2017	2016
	Cost of goods sold		Selling & administrative expense		Total
Electrical Segment	$2.5	$2.0	$1.4	$1.4	$3.9	$3.4
Power Segment	0.7	0.2	0.2	0.1	0.9	0.3
Total Pre-Tax Restructuring Costs	$3.2	$2.2	$1.6	$1.5	$4.8	$3.7

	Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016
	Cost of goods sold		Selling & administrative expense		Total
Electrical Segment	$6.3	$3.8	$2.3	$5.1	$8.6	$8.9
Power Segment	1.1	0.2	0.5	0.4	1.6	0.6
Total Pre-Tax Restructuring Costs	$7.4	$4.0	$2.8	$5.5	$10.2	$9.5
The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/17	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 6/30/2017
2017 Restructuring Actions
Severance	$—	$4.9	$(1.4)	$3.5
Asset write-downs	—	—	—	—
Facility closure and other costs	—	1.6	(1.5)	0.1
Total 2017 Restructuring Actions	$—	$6.5	$(2.9)	$3.6
2016 and Prior Restructuring Actions
Severance	$10.4	$(0.4)	$(3.6)	$6.4
Asset write-downs	—	—	—	—
Facility closure and other costs (a)	$14.1	$4.1	$(4.4)	$13.8
Total 2016 and Prior Restructuring Actions	$24.5	$3.7	$(8.0)	$20.2
Total Restructuring Actions	$24.5	$10.2	$(10.9)	$23.8
(a) Facility closure and other costs as of 1/1/17 includes a charge of approximately $12.5 million to accrue the estimated liability associated with the anticipated withdrawal from a multi-employer pension plan as a result of a restructuring action.

HUBBELL INCORPORATED-Form 10-Q    19

Back to Contents

The actual costs incurred and total expected cost of our on-going restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2016	Costs incurred during first six months of 2017	Remaining costs at 6/30/2017
2017 Restructuring Actions
Electrical Segment	$6.3	$—	$4.9	$1.4
Power Segment	3.6	—	1.6	2.0
Total 2017 Restructuring Actions	$9.9	$—	$6.5	$3.4
2016 and Prior Restructuring Actions
Electrical Segment (a)	41.7	33.9	3.7	4.1
Power Segment	1.7	1.1	—	0.6
Total 2016 and Prior Restructuring Actions	$43.4	$35.0	$3.7	$4.7
Total Restructuring Actions	$53.3	$35.0	$10.2	$8.1
(a) Costs incurred in 2016 relating to 2016 Restructuring Actions in the Electrical segment include the $12.5 million previously mentioned charge representing the estimated withdrawal liability from a multi-employer pension plan. Any potential future liability in excess of the amount already recognized in 2016 is not included in the remaining costs at June 30, 2017. Additional information about the estimated withdrawal liability can be found in Note 10 - Retirement Benefits in the Notes to Consolidated Financial Statements in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the United Kingdom, Brazil, Australia and Ireland. The Company also participates in joint ventures in Taiwan and Hong Kong, and maintains offices in Singapore, China, India, Mexico, South Korea and countries in the Middle East. The Company employs approximately 18,000 individuals worldwide.

The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for the three and six months ended June 30, 2017 are included under “Segment Results” within this Management Discussion and Analysis.

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

Results of Operations – Second Quarter of 2017 compared to the Second Quarter of 2016

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended June 30,
	2017	% of Net sales	2016	% of Net sales
Net sales	$948.3		$908.8
Cost of goods sold	653.6	68.9%	615.3	67.7%
Gross profit	294.7	31.1%	293.5	32.3%
Selling & administrative ("S&A") expense	164.1	17.3%	161.4	17.8%
Operating income	130.6	13.8%	132.1	14.5%
Net income attributable to Hubbell	79.1	8.3%	81.0	8.9%
EARNINGS PER SHARE – DILUTED	$1.43		$1.45

Our consolidated results of operations in the three and six months ending June 30, 2017 and 2016 include what we refer to as "Restructuring and Related Costs". Restructuring actions support our cost reduction efforts involving the consolidation of manufacturing and distribution facilities as well as workforce reductions and the sale or exit of business units we determine to be non-strategic. Restructuring costs include severance and employee benefits, asset impairments, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. Restructuring-related costs are costs associated with our business transformation initiatives, including the consolidation of back-office functions and streamlining our processes, and certain other costs and gains associated with restructuring actions.

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

The following table reconciles our restructuring costs to our Restructuring and Related Costs for the three months ended June 30, 2017 and 2016 (in millions):

	Three Months Ended June 30,
	2017	2016	2017	2016	2017	2016
	Cost of goods sold		S&A expense		Total
Restructuring costs (See Note 15 - Restructuring Costs)	$3.2	$2.2	$1.6	$1.5	$4.8	$3.7
Restructuring related costs	0.1	1.2	1.5	1.5	1.6	2.7
Restructuring and related costs (non-GAAP measure)	$3.3	$3.4	$3.1	$3.0	$6.4	$6.4

Of the $6.4 million of Restructuring and Related Costs incurred in the second quarter of 2017, $5.0 million is recorded in the Electrical segment and $1.4 million is recorded in the Power segment. Of the $6.4 million of Restructuring and Related Costs incurred in the second quarter of 2016, $5.5 million is recorded in the Electrical segment and $0.9 million is recorded in the Power segment.

Our full year 2017 earnings per diluted share expectation anticipates (each net of tax) approximately $0.30 of Restructuring and Related Costs, of which $0.08 has been incurred in the second quarter of 2017 and $0.18 has been incurred the first six months of 2017 . Our full year expectation includes the impact of actions that have been initiated through June 30, 2017 as well as actions we expect to initiate in the remainder of 2017 as we continue to evaluate actions and pursue those that meet our required targets for returns and payback.

HUBBELL INCORPORATED-Form 10-Q    21

Back to Contents

The following table reconciles our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	Three Months Ended June 30,
	2017	% of Net sales	2016	% of Net sales
Gross profit (GAAP measure)	$294.7	31.1%	$293.5	32.3%
Restructuring and related costs	3.3		3.4
Adjusted gross profit	$298.0	31.4%	$296.9	32.7%

S&A expenses (GAAP measure)	$164.1	17.3%	$161.4	17.8%
Restructuring and related costs	3.1		3.0
Adjusted S&A expenses	$161.0	17.0%	$158.4	17.4%

Operating income (GAAP measure)	$130.6	13.8%	$132.1	14.5%
Restructuring and related costs	6.4		6.4
Adjusted operating income	$137.0	14.4%	$138.5	15.2%

Net income attributable to Hubbell (GAAP measure)	$79.1		$81.0
Restructuring and related costs, net of tax	4.3		4.3
Adjusted net income attributable to Hubbell	$83.4		$85.3
Less: Earnings allocated to participating securities	(0.3)		(0.3)
Adj. net income available to common shareholders	$83.1		$85.0
Average number of diluted shares outstanding	55.1		55.6
ADJUSTED EARNINGS PER SHARE – DILUTED	$1.51		$1.53

Net Sales

Net sales of $948.3 million in the second quarter of 2017 increased four percent compared to the second quarter of 2016 due to higher organic volume and the contribution of net sales from acquisitions, partially offset by headwinds from foreign currency translation. Organic volume, including the impact of pricing headwinds, added three percentage points to net sales and acquisitions contributed two percentage points, while foreign currency translation reduced net sales by one percentage point.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold increased to 68.9% in the second quarter of 2017 as compared to 67.7% in the second quarter of 2016. The increase was primarily due to price and material cost headwinds as well as a 40 basis point headwind from acquisitions, partially offset by greater realized savings from our restructuring and related actions.

Gross Profit

The gross profit margin in the second quarter of 2017 declined to 31.1% as compared to 32.3% in the second quarter of 2016. Restructuring and Related Costs in Cost of goods sold were $3.3 million in the second quarter of 2017, and were flat as compared to the same period of the prior year. Excluding Restructuring and Related Costs, the adjusted gross profit margin was 31.4% in the second quarter of 2017 as compared to 32.7% in the second quarter of 2016. The decrease in the adjusted gross profit margin was primarily due to price and material cost headwinds as well as acquisitions, which reduced gross profit margin by approximately 40 basis points in the second quarter of 2017, partially offset by greater realized savings from our restructuring and related actions.

Selling & Administrative Expenses

S&A expense in the second quarter of 2017 was $164.1 million as compared to $161.4 million in the same period of the prior year. Restructuring and Related Costs in S&A expense were $3.1 million in the second quarter of 2017, and slightly higher as compared to the same period of the prior year. S&A expense as a percentage of net sales declined by 50 basis points to 17.3% in the second quarter of 2017. Excluding Restructuring and Related Costs, adjusted S&A expense as a percentage of net sales declined by 40 basis points to 17.0% in the second quarter of 2017 primarily due to higher net sales volume and greater realized savings from our restructuring and related actions.

HUBBELL INCORPORATED-Form 10-Q    22

Back to Contents

Total Other Expense

Total other expense was $13.9 million in the second quarter of 2017 compared to $15.3 million in the second quarter of 2016 and decreased primarily due to the write-off of an escrow receivable in the second quarter of 2016 associated with a prior acquisition, the effect of which was offset in income taxes by the release of a related liability.

Income Taxes

The effective tax rate in the second quarter of 2017 increased to 30.8% from 29.8% in the second quarter of 2016. The increase is primarily attributable to the release of a liability in the second quarter of 2016 caused by the expiration of certain statutes associated with an uncertain tax position from a prior acquisition, partially offset by favorable earnings mix in tax jurisdictions with lower tax rates.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell was $79.1 million in the second quarter of 2017 and decreased two percent as compared to the second quarter of 2016. Excluding Restructuring and Related Costs, which were flat quarter over quarter, adjusted net income attributable to Hubbell was $83.4 million in the second quarter of 2017 and also decreased two percent as compared to the second quarter of the prior year. Earnings per diluted share in the second quarter of 2017 decreased one percent as compared to the second quarter of 2016. Adjusted earnings per diluted share in the second quarter of 2017 also decreased one percent as compared to the second quarter of 2016 and reflects the decline in adjusted net income, partially offset by a decline in the average number of diluted shares outstanding of 0.5 million as compared to the same period of the prior year.

Segment Results

ELECTRICAL

	Three Months Ended June 30,
(In millions)	2017	2016
Net sales	$656.4	$641.4
Operating income	$71.0	$77.1
Restructuring and related costs	5.0	5.5
Adjusted operating income	$76.0	$82.6
Operating margin	10.8%	12.0%
Adjusted operating margin	11.6%	12.9%

Net sales in the Electrical segment in the second quarter of 2017 were $656.4 million, up approximately two percent as compared to the second quarter of 2016 due to higher organic volume, including the impact of pricing headwinds, and the contribution of net sales from acquisitions, partially offset by headwinds from foreign currency translation. Organic volume, including the impact of pricing headwinds added two percentage points and acquisitions added one percentage point, partially offset by a one percentage point headwind on net sales from foreign currency translation.

Within the segment, the aggregate net sales of our Commercial and Industrial and Construction and Energy business groups increased by three percentage points, due to three percentage points of organic growth, driven primarily by net sales growth of our products in the non-residential construction market, and two percentage points of net sales growth from acquisitions, partially offset by two percentage points of headwind from foreign currency translation. Net sales of our Lighting business group increased one percent in the second quarter of 2017 with three percentage points of volume growth, partially offset by a two percentage point headwind on pricing. Within the Lighting business group, organic net sales of residential lighting products increased by thirteen percent, while net sales of commercial and industrial lighting products declined by two percentage points, primarily due to headwinds on pricing.

Operating income in the Electrical segment for the second quarter of 2017 was $71.0 million and decreased eight percent compared to the second quarter of 2016. Operating margin in the second quarter of 2017 decreased by 120 basis points to 10.8% as compared to the same period of 2016. Excluding Restructuring and Related Costs, the adjusted operating margin decreased by 130 basis points to 11.6%. The decrease in the adjusted operating margin is primarily due to price and material cost headwinds as well as cost inflation that exceeded gains from our productivity initiatives in our Lighting business group. Acquisitions also reduced the adjusted operating margin, by approximately 70 basis points in the second quarter of 2017. The unfavorable impact of those items was partially offset by greater realized savings from our restructuring and related actions and incremental earnings from higher net sales volume.

HUBBELL INCORPORATED-Form 10-Q    23

Back to Contents

POWER

	Three Months Ended June 30,
(In millions)	2017	2016
Net sales	$291.9	$267.4
Operating income	$59.6	$55.0
Restructuring and related costs	1.4	0.9
Adjusted operating income	$61.0	$55.9
Operating margin	20.4%	20.6%
Adjusted operating margin	20.9%	20.9%

Net sales in the Power segment in the second quarter of 2017 were $291.9 million, up nine percent as compared to the second quarter of 2016 primarily due to higher organic volume and the net sales contribution from acquisitions. Organic volume contributed five percentage points, driven by growth in the transmission and distribution markets, and acquisitions contributed four percentage points to net sales growth.

Operating income in the Power segment increased eight percent to $59.6 million in the second quarter of 2017. Operating margin in the second quarter of 2017 decreased by 20 basis points to 20.4% as compared to the same period of 2016. Excluding Restructuring and Related Costs, the adjusted operating margin was 20.9% in the second quarter of 2017 and was flat as compared to the same period of 2016 as net gains from productivity initiatives exceeding cost inflation and incremental earnings from higher net sales volume were offset by price and material cost headwinds.

Results of Operations – Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Six Months Ended June 30,
	2017	% of Net sales	2016	% of Net sales
Net sales	$1,800.6		$1,743.6
Cost of goods sold	1,244.1	69.1%	1,190.2	68.3%
Gross profit	556.5	30.9%	553.4	31.7%
Selling & administrative expense	321.8	17.9%	319.4	18.3%
Operating income	234.7	13.0%	234.0	13.4%
Net income attributable to Hubbell	141.9	7.9%	141.9	8.1%
EARNINGS PER SHARE – DILUTED	$2.56		$2.53

The following table reconciles our restructuring costs to our Restructuring and Related Costs for the six months ended June 30, 2017 and 2016 (in millions):

	Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016
	Cost of goods sold		S&A expense		Total
Restructuring costs (See Note 15 - Restructuring Costs)	$7.4	$4.0	$2.8	$5.5	$10.2	$9.5
Restructuring related costs	0.8	1.6	3.7	2.0	4.5	3.6
Restructuring and related costs (non-GAAP measure)	$8.2	$5.6	$6.5	$7.5	$14.7	$13.1

Of the $14.7 million of Restructuring and Related Costs incurred in the first six months of 2017, $11.9 million is recorded in the Electrical segment and $2.8 million is recorded in the Power segment. Of the $13.1 million of Restructuring and Related Costs incurred in the first six months of 2016, $11.8 million is recorded in the Electrical segment and $1.3 million is recorded in the Power segment.

HUBBELL INCORPORATED-Form 10-Q    24

Back to Contents

The following table reconciles our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	Six Months Ended June 30,
	2017	% of Net sales	2016	% of Net sales
Gross profit (GAAP measure)	$556.5	30.9%	$553.4	31.7%
Restructuring and related costs	8.2		5.6
Adjusted gross profit	$564.7	31.4%	$559.0	32.1%

S&A expenses (GAAP measure)	$321.8	17.9%	$319.4	18.3%
Restructuring and related costs	6.5		7.5
Adjusted S&A expenses	$315.3	17.5%	$311.9	17.9%

Operating income (GAAP measure)	$234.7	13.0%	$234.0	13.4%
Restructuring and related costs	14.7		13.1
Adjusted operating income	$249.4	13.9%	$247.1	14.2%

Net income attributable to Hubbell (GAAP measure)	$141.9		$141.9
Restructuring and related costs, net of tax	10.0		8.9
Adjusted net income attributable to Hubbell	$151.9		$150.8
Less: Earnings allocated to participating securities	(0.5)		(0.5)
Adj. net income available to common shareholders	$151.4		$150.3
Average number of diluted shares outstanding	55.3		56.0
ADJUSTED EARNINGS PER SHARE – DILUTED	$2.74		$2.69

Net Sales

Net sales of $1.8 billion for the first six months of 2017 increased three percent compared to the first six months of 2016 primarily due to higher organic volume and the contribution of net sales from acquisitions, partially offset by headwinds from foreign currency translation. Organic volume, including the impact of pricing headwinds, contributed two percentage points and acquisitions contributed two percentage points to net sales growth, partially offset by the impact of foreign currency translation.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold increased to 69.1% for the first six months of 2017 compared to 68.3% for the first six months of 2016. The increase was primarily due to price and material cost headwinds as well as a 20 basis point headwind from acquisitions, partially offset by greater realized savings from our restructuring and related actions and gains from productivity initiatives that exceeded cost inflation.

Gross Profit

The gross profit margin was 30.9% in the first six months of 2017 compared to 31.7% in the first six months of 2016. Restructuring and Related Costs in Cost of goods sold in the first six months of 2017 were $2.6 million higher as compared to the same period of the prior year. Excluding Restructuring and Related Costs, the adjusted gross profit margin was 31.4% in the first six months of 2017 as compared to 32.1% in the same period of the prior year. The decrease in the adjusted gross profit margin was primarily due to price and material cost headwinds as well as a 20 basis point headwind from acquisitions, partially offset by greater realized savings from our restructuring and related actions and gains from productivity initiatives that exceeded cost inflation.

Selling & Administrative Expenses

S&A expense in the first six months of 2017 was $321.8 million and increased by $2.4 million compared the same period of the prior year. S&A expense as a percentage of net sales declined by 40 basis points to 17.9% in the first six months of 2017. Excluding Restructuring and Related Costs, adjusted S&A expense as a percentage of net sales also declined by 40 basis points to 17.5% in the first six months of 2017 primarily due to higher net sales volume and greater realized savings from our restructuring and related actions.

HUBBELL INCORPORATED-Form 10-Q    25

Back to Contents

Total Other Expense

Total other expense was $27.1 million in the first six months of 2017 compared to $25.6 million in the first six months of 2016 and increased primarily due to higher interest expense in the first six months of 2017 related to the $400 million debt offering we completed in March 2016 and higher foreign exchange losses in the first six months of 2017, partially offset by the write-off of an escrow receivable in the second quarter of 2016 associated with a prior acquisition. This write off had no effect on net income of the prior year as it was offset in income taxes by the release of a related liability.

Income Taxes

The effective tax rate in the first six months of 2017 decreased to 30.3% from 30.9% in the first six months of 2016. The decrease is primarily attributable to favorable earnings mix in tax jurisdictions with lower tax rates as well as other discrete items including the settlement of a tax examination and the income tax effects of share-based awards, partially offset by the release of a liability in the second quarter of 2016 caused by the expiration of certain statutes associated with an uncertain tax position from a prior acquisition.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell was $141.9 million in the first six months of 2017 and was flat as compared to the first six months of 2016. Excluding Restructuring and Related Costs, adjusted net income attributable to Hubbell was $151.9 million in the first six months of 2017 and increased one percent as compared to the first six months of the prior year. Earnings per diluted share in the first six months of 2017 increased one percent as compared to the first six months of 2016. Adjusted earnings per diluted share in the first six months of 2017 increased two percent as compared to the first six months of 2016 and reflects a decline in the average number of diluted shares outstanding of 0.7 million as compared to the same period of the prior year.

Segment Results

ELECTRICAL

	Six Months Ended June 30,
(In millions)	2017	2016
Net sales	$1,243.9	$1,224.1
Operating income	$121.0	$132.5
Restructuring and related costs	11.9	11.8
Adjusted operating income	$132.9	$144.3
Operating margin	9.7%	10.8%
Adjusted operating margin	10.7%	11.8%

Net sales in the Electrical segment were $1.2 billion in the first six months of 2017 and increased by approximately two percent compared to the first six months of 2016 due to two percentage points of net sales growth from higher organic volume, including the impact of pricing headwinds, and one percentage point contributed by acquisitions, partially offset by one percentage point of headwinds from foreign currency translation.

Within the segment, the aggregate net sales of our Commercial and Industrial and Construction and Energy business groups increased by three percentage points, driven primarily by net sales growth of our products in the non-residential construction market, and one percentage point of net sales growth from acquisitions, partially offset by one percentage point from foreign currency translation. Net sales of our Lighting business group decreased one percent in the first six months of 2017 with two percentage points of headwind from pricing, partially offset by one percentage point of volume growth. Within the Lighting business group, net sales of residential lighting products increased by seven percent, while net sales of commercial and industrial lighting products declined by three percentage points, primarily due to headwinds on pricing.

Operating income in the Electrical segment for the first six months of 2017 was $121.0 million and decreased nine percent compared to the same period of 2016. Operating margin in the first six months of 2017 decreased by 110 basis points to 9.7% as compared to the same period of 2016. Excluding Restructuring and Related Costs, the adjusted operating margin also decreased by 110 basis points to 10.7%. The decrease in the adjusted operating margin is primarily due to price and material cost headwinds as well as cost inflation that exceeded gains from our productivity initiatives in our Lighting business group. Acquisitions also reduced the adjusted operating margin, by approximately 40 basis points in the second quarter of 2017. The unfavorable impact of those items was partially offset by greater realized savings from our restructuring and related actions.

HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents

POWER

	Six Months Ended June 30,
(In millions)	2017	2016
Net sales	$556.7	$519.5
Operating income	$113.7	$101.5
Restructuring and related costs	2.8	1.3
Adjusted operating income	$116.5	$102.8
Operating margin	20.4%	19.5%
Adjusted operating margin	20.9%	19.8%

Net sales in the Power segment in the first six months of 2017 were $556.7 million, up approximately seven percent as compared to the first six months of 2016 primarily due to the net sales contribution from acquisitions and higher organic volume. Acquisitions contributed four percentage points to net sales growth and higher organic volume contributed three percentage points driven by growth in the distribution and telecommunications markets.

Operating income in the Power segment increased twelve percent to $113.7 million in the first six months of 2017. Operating margin in the first six months of 2017 increased by 90 basis points to 20.4% as compared to the same period of 2016. Excluding Restructuring and Related Costs, the adjusted operating margin increased by 110 basis points to 20.9% in the first six months of 2017. The increase in the adjusted operating margin is primarily due to gains from productivity initiatives exceeding cost inflation as well as from incremental earnings on higher net sales volume, partially offset by price and material cost headwinds.

Outlook

2017

In 2017, we continue to expect growth across our end markets to be more consistent than in 2016. We now expect end market growth of approximately two and a half to three percent in the aggregate, an increase from our prior expectation of two to three percent in the aggregate. The increase is driven by an improving electrical transmission and distribution market, which we now expect to grow by one to three percent, as compared to our prior expectation of flat-to-two percent growth. Our acquisitions completed through the second quarter are expected to contribute approximately two percent of net sales growth in 2017.

In the first half of 2017 we invested in IoT engineering and research and development resources through the acquisition of iDevices, which adds important capabilities for further enhancing our products, but we expect will be dilutive to our operating margin in 2017. We continue to expect our operating margin in 2017 will benefit from cost structure improvements and lower Restructuring and Related Costs, however we also expect to face material cost headwinds.

We estimate 2017 earnings per diluted share to be within a range of $5.40 to $5.60, including approximately $0.30 of Restructuring and Related Costs.

Finally, with our strong financial position and cash flows provided by operating activities, we expect to continue to enhance shareholder value through capital deployment. We continue to expect free cash flow (defined as cash flows from operating activities less capital expenditures) equal to net income attributable to Hubbell in 2017.

HUBBELL INCORPORATED-Form 10-Q    27

Back to Contents

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Six Months Ended June 30,
(In millions)	2017	2016
Net cash provided by (used in):
Operating activities	$132.1	$126.6
Investing activities	(139.9)	(200.5)
Financing activities	(74.7)	81.9
Effect of foreign currency exchange rate changes on cash and cash equivalents	12.6	(13.0)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(69.9)	$(5.0)

Cash provided by operating activities for the six months ended June 30, 2017 was $132.1 million compared to $126.6 million in the same period in 2016 and increased primarily due to lower cash usage for working capital.

Cash used for investing activities was $139.9 million in the six months ended June 30, 2017 compared to cash used of $200.5 million during the comparable period in 2016 and primarily reflects decreased cash used for acquisitions.

Cash used by financing activities was $74.7 million in the six months ended June 30, 2017 as compared to cash provided of $81.9 million in the same period of 2016. The change in cash flows from financing activities reflects the proceeds of the $400 million public debt offering in March 2016, partially offset by a $154.2 million decrease in cash used for the repurchase of Common Stock in 2017 and a $90.7 million increase in short term borrowings in 2017.

The favorable impact of foreign currency exchange rates on cash was $12.6 million in the six months ended June 30, 2017 and is primarily related to strengthening in the British Pound, Mexican Peso and Australian Dollar versus the U.S. Dollar in the six months ended June 30, 2017.

Investments in the Business

Investments in our business include cash outlays for the acquisition of businesses as well as expenditures to support our restructuring and related activities and to maintain the operation of our equipment and facilities.

During the first six months of 2017, the Company completed four acquisitions with an aggregate purchase price of $100.2 million, net of cash received. In April 2017, the Company acquired all of the issued and outstanding limited liability company interests in iDevices, LLC ("iDevices") for $59.2 million. iDevices is a developer with embedded firmware and application development expertise with custom-built Internet of Things ("IoT") Cloud infrastructure. iDevices has been allocated to the Electrical segment. In April 2017, the Company also acquired substantially all of the assets of Advance Engineering Corporation and related companies (collectively "AEC") for $31.5 million. AEC is a gas components manufacturer that complements the Company's existing business in the natural gas distribution vertical. AEC has been added to the Electrical segment. The Company also completed two acquisitions that have been added to the Power segment in the first quarter of 2017 for $9.5 million, net of cash received. See also Note 2 — Business Acquisitions and our discussion of the 2017 Outlook in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Beginning in the fourth quarter of 2014 and continuing through the second quarter of 2017 we have initiated certain restructuring and related actions, primarily to align our cost structure with the needs of our business and also in response to weakness in certain of our end markets. As a result of those restructuring and related actions we have exited a total of 24 manufacturing and warehousing facilities and we expect to initiate additional restructuring actions in 2017.

In connection with our restructuring and related actions we have incurred restructuring costs, which are primarily severance and employee benefits, asset impairments, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These restructuring costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash. Restructuring costs in 2016 also included a $12.5 million charge to recognize the estimated liability associated with the anticipated withdrawal from a multi-employer pension plan, which may be settled either in periodic payments over approximately 19 years, or in a lump sum, subject to negotiations expected to occur in the second half of 2017.

HUBBELL INCORPORATED-Form 10-Q    28

Back to Contents

The table below presents the restructuring costs incurred in the first six months of 2017, additional expected restructuring costs and the expected completion date (in millions):

	Costs incurred in the six months ended June 30, 2017	Additional expected costs	Expected completion date
2017 Restructuring Actions	$6.5	$3.4	2018
2016 Restructuring Actions (a)	3.7	4.7	2017
Total	$10.2	$8.1
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

During the first six months of 2017, we invested $33.0 million for capital expenditures, an increase of $3.1 million from the comparable period of 2016 and primarily relating to our manufacturing productivity initiatives.

Stock Repurchase Program

At December 31, 2016, we had total remaining share repurchase authorization of $153.6 million. In the six months ended June 30, 2017, the Company repurchased shares for an aggregate purchase price of $92.6 million, bringing our remaining share repurchase authorization to $61.0 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. See also Item 2 - Issuer Purchases of Equity Securities for additional information.

Debt to Capital

At June 30, 2017 and December 31, 2016, Long-term debt in the Condensed Consolidated Balance Sheets was $691.8 million and $990.5 million, respectively, of long-term unsecured, unsubordinated notes, net of unamortized discount and the unamortized balance of capitalized debt issuance costs. At June 30, 2017, the Company also had $299.5 million, of long-term debt that is classified as current in the Condensed Consolidated Balance Sheet, representing the principal amount of long-term unsecured, unsubordinated notes due June 1, 2018, net of unamortized discount and the unamortized balance of capitalized debt issuance costs. Principal amounts of the Company's long-term unsecured, unsubordinated notes are $300 million due in June 1, 2018, $300 million due in 2022, and $400 million due in 2026.

The Company's long-term unsecured, unsubordinated notes are fixed rate indebtedness, are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default (including as a result of the Company's failure to meet certain non-financial covenants) under the indenture governing the notes, as modified by the supplemental indentures creating such notes, or upon a change in control event as defined in such indenture. The Company was in compliance with all non-financial covenants as of June 30, 2017.

At June 30, 2017 and December 31, 2016, the Company had $103.9 million and $3.2 million, respectively, of short-term debt outstanding.

◦	Commercial paper borrowings outstanding at June 30, 2017 were $98.0 million. There were no commercial paper borrowings outstanding at December 31, 2016.

◦	Short-term debt at June 30, 2017 and December 31, 2016 also includes $5.9 million and $3.2 million, respectively of borrowings to support our international operations in China and Brazil.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

HUBBELL INCORPORATED-Form 10-Q    29

Back to Contents

(In millions)	June 30, 2017	December 31, 2016
Total Debt	$1,095.2	$993.7
Total Hubbell Shareholders’ Equity	1,592.3	1,592.8
TOTAL CAPITAL	$2,687.5	$2,586.5
Total Debt to Total Capital	41%	38%
Cash and Investments	438.6	505.2
Net Debt	$656.6	$488.5
Net Debt to Total Capital	24%	19%

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

◦
In the first six months of 2017 cash used for the acquisition of businesses, net of cash acquired was $108.5 million, including the settlement of purchase price installments from prior year acquisitions. Further discussion of our acquisitions can be found in Note 2 — Business Acquisitions.

◦	In the six months ended June 30, 2017, cash settlements for share repurchases were $92.6 million. Shareholder dividends paid in the six months ended June 30, 2017 were $77.2 million.

We also require cash outlays to fund our operations, our capital expenditures, and an increase in working capital that would be required to accommodate a higher level of business activity for the foreseeable future, as well as our rate of cash dividends, and potential future acquisitions in 2017.

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

HUBBELL INCORPORATED-Form 10-Q    30

Back to Contents

Our sources of funds and available borrowing resources to meet these funding needs, including the $300 million principal of long-term debt due on June 1, 2018, are as follows.

◦
Cash flows from operations and existing cash resources: We continue to target free cash flow (defined as cash flows from operations less capital expenditures) equal to net income in 2017. We also have $367.7 million of cash and cash equivalents at June 30, 2017, of which approximately five percent was held inside of the United States and the remainder held internationally.

◦
We have the ability to issue commercial paper for general corporate purposes and our $750 million revolving credit facility, which expires in December 2020, serves as a backup to our commercial paper program. We maintain investment grade credit ratings from the major U.S. rating agencies.

The Company's revolving credit facility is a five-year credit agreement (the "Credit Agreement") with a syndicate of lenders that provides a $750 million committed revolving credit facility. Commitments under the Credit Agreement may be increased to an aggregate amount not to exceed $1.250 billion. The interest rate applicable to borrowing under the Credit Agreement is generally either the adjusted LIBOR plus an applicable margin (determined by reference to a ratings based grid) or the alternate base rate. The single financial covenant in the Credit Agreement, which the Company was in compliance with at June 30, 2017, requires that total debt not exceed 55% of total capitalization as of the last day of each fiscal quarter of the Company. Annual commitment fees to support availability under the credit facility are not material. The Credit Agreement expires in December 2020. Although not the principal source of liquidity, we believe our credit facility is capable of providing significant financing flexibility at reasonable rates of interest. However, in the event of a significant deterioration in the results of our operations or cash flows, leading to deterioration in financial condition, our borrowing costs could increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements. As of June 30, 2017 the credit facility had not been drawn against.

◦
In addition to our commercial paper program and existing revolving credit facility we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position we believe that we would be able to obtain additional long-term debt financing on attractive terms.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the first six months of 2017, there were no material changes in our estimates and critical accounting policies.

HUBBELL INCORPORATED-Form 10-Q    31

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

HUBBELL INCORPORATED-Form 10-Q    32

Back to Contents

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the first six months of 2017. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED-Form 10-Q    33

Back to Contents

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On August 23, 2015, the Board of Directors authorized a common stock repurchase program in the amount of $250 million and as of December 31, 2016, we had $153.6 of remaining share authorization under the repurchase program. In the six months ended June 30, 2017, the Company repurchased shares for an aggregate purchase price of $92.6 million. As a result, our remaining share repurchase authorization under the August 2015 program was $61.0 million. The August 2015 program expires in October 2017. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

	Total Number of Shares of Common Stock Purchased	Average Price Paid per share of Common Stock	Approximate Value of Shares that May Yet Be Purchased Under the Programs
Period	(000’s)	Share	(in millions)
BALANCE AS OF MARCH 31, 2017			$101.0
April 2017	—	$—	$101.0
May 2017	157	$115.85	$82.8
June 2017	185	$118.13	$61.0
TOTAL FOR THE QUARTER ENDED JUNE 30, 2017	342	$117.09

HUBBELL INCORPORATED-Form 10-Q    34

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    35

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 26, 2017

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Joseph A. Capozzoli
	William R. Sperry		Joseph A. Capozzoli
	Senior Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)

HUBBELL INCORPORATED-Form 10-Q    36