Form 10-Q
period 2017-09-30
HUBBELL INC
filed 2017-10-25
CIK 48898

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			☐	☑

The number of shares outstanding of Hubbell Common Stock as of October 20, 2017 was 54,706,039.

HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Net sales	$950.5	$907.4	$2,751.1	$2,651.0
Cost of goods sold	643.6	618.7	1,887.7	1,808.9
Gross profit	306.9	288.7	863.4	842.1
Selling & administrative expenses	160.5	152.7	482.3	472.1
Operating income	146.4	136.0	381.1	370.0
Interest expense, net	(11.6)	(11.6)	(34.3)	(31.9)
Loss on extinguishment of debt	(10.1)	—	(10.1)	—
Other (expense) income, net	(1.1)	(0.3)	(5.5)	(5.6)
Total other expense	(22.8)	(11.9)	(49.9)	(37.5)
Income before income taxes	123.6	124.1	331.2	332.5
Provision for income taxes	40.8	36.0	103.7	100.4
Net income	82.8	88.1	227.5	232.1
Less: Net income attributable to noncontrolling interest	2.0	1.4	4.8	3.5
Net income attributable to Hubbell	$80.8	$86.7	$222.7	$228.6
Earnings per share
Basic	$1.47	$1.56	$4.05	$4.10
Diluted	$1.47	$1.56	$4.02	$4.08
Cash dividends per common share	$0.70	$0.63	$2.10	$1.89
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,
(in millions)	2017	2016
Net income	$82.8	$88.1
Other comprehensive income (loss):
Foreign currency translation adjustments	16.1	(2.6)
Pension and post-retirement benefit plans’ prior service costs, net actuarial gains and other pension-related, net of taxes of ($0.9) and ($1.1)	1.8	2.1
Unrealized gain (loss) on investments, net of taxes of ($0.3) and $0.1	0.5	(0.2)
Unrealized gain (loss) on cash flow hedges, net of taxes of $0.5 and ($0.2)	(1.0)	0.6
Other comprehensive income (loss)	17.4	(0.1)
Total comprehensive income	100.2	88.0
Less: Comprehensive income attributable to noncontrolling interest	2.0	1.4
Comprehensive income attributable to Hubbell	$98.2	$86.6
See notes to unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
(in millions)	2017	2016
Net income	$227.5	$232.1
Other comprehensive income (loss):
Foreign currency translation adjustments	35.3	(15.7)
Pension and post retirement benefit plans’ prior service costs, net actuarial gains and other pension-related, net of taxes of ($2.8) and ($3.6)	5.5	6.2
Unrealized gain on investments, net of taxes of ($0.7) and ($0.1)	1.0	0.3
Unrealized loss on cash flow hedges, net of taxes of $0.9 and $0.8	(1.9)	(1.9)
Other comprehensive income (loss)	39.9	(11.1)
Total comprehensive income	267.4	221.0
Less: Comprehensive income attributable to noncontrolling interest	4.8	3.5
Comprehensive income attributable to Hubbell	$262.6	$217.5
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$386.4	$437.6
Short-term investments	13.6	11.2
Accounts receivable, net	615.1	530.0
Inventories, net	623.6	532.4
Other current assets	46.3	40.1
Total Current Assets	1,685.0	1,551.3
Property, Plant, and Equipment, net	449.1	439.8
Other Assets
Investments	56.5	56.4
Goodwill	1,063.5	991.0
Intangible assets, net	437.1	431.5
Other long-term assets	52.0	55.0
TOTAL ASSETS	$3,743.2	$3,525.0
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$93.8	$3.2
Accounts payable	349.4	291.6
Accrued salaries, wages and employee benefits	79.3	82.8
Accrued insurance	59.8	55.8
Other accrued liabilities	158.3	156.2
Total Current Liabilities	740.6	589.6
Long-Term Debt	986.7	990.5
Other Non-Current Liabilities	348.2	341.7
TOTAL LIABILITIES	2,075.5	1,921.8
Total Hubbell Shareholders’ Equity	1,656.0	1,592.8
Noncontrolling interest	11.7	10.4
TOTAL EQUITY	1,667.7	1,603.2
TOTAL LIABILITIES AND EQUITY	$3,743.2	$3,525.0
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in millions)	2017	2016
Cash Flows from Operating Activities
Net income	$227.5	$232.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76.0	68.6
Deferred income taxes	4.2	4.3
Stock-based compensation	11.9	13.1
Loss on extinguishment of debt	10.1	—
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(73.0)	(73.8)
(Increase) decrease in inventories, net	(79.2)	8.6
Increase in current liabilities	65.6	0.8
Changes in other assets and liabilities, net	(12.3)	8.8
Contribution to qualified defined benefit pension plans	(1.3)	(1.4)
Other, net	(0.9)	8.1
Net cash provided by operating activities	228.6	269.2
Cash Flows from Investing Activities
Capital expenditures	(53.2)	(45.8)
Acquisition of businesses, net of cash acquired	(110.3)	(172.5)
Purchases of available-for-sale investments	(15.1)	(13.1)
Proceeds from available-for-sale investments	14.1	8.8
Other, net	2.9	3.3
Net cash used in investing activities	(161.6)	(219.3)
Cash Flows from Financing Activities
Long-term debt borrowings, net	(2.4)	397.0
Short-term debt borrowings, net	90.7	(47.7)
Payment of dividends	(115.5)	(105.1)
Payment of dividends to noncontrolling interest	(3.5)	(2.8)
Repurchase of common shares	(92.6)	(246.8)
Make whole payment for retirement of long term debt	(9.9)	—
Debt issuance costs	(3.0)	(3.6)
Other, net	(3.7)	(5.3)
Net cash used by financing activities	(139.9)	(14.3)
Effect of foreign currency exchange rate changes on cash and cash equivalents	21.7	(14.6)
(Decrease) increase in cash and cash equivalents	(51.2)	21.0
Cash and cash equivalents
Beginning of period	437.6	343.5
End of period	$386.4	$364.5
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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
Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update (ASU 2017-07) on the presentation of net periodic pension cost and net periodic post-retirement benefit cost. The new guidance requires the service cost component of net periodic pension and post-retirement benefit costs to be reported in the same income statement line item as other employee compensation costs, and the other non-service components to be reported outside of operating income. This new guidance is effective for fiscal years beginning after December 15, 2017 and must be applied on a retrospective basis. Upon adoption, the Company expects 2016 Operating income to increase by $12.0 million and 2017 Operating income to increase by an estimated $15.0 million, due to the removal of the non-service components of net periodic pension and post-retirement benefit costs. The Company expects a corresponding increase to Other expense, net, resulting in zero impact to net income in both periods.

In August 2016, the FASB issued an Accounting Standards Update (ASU 2016-15) to provide additional guidance and reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted the standard during the third quarter of 2017, and the comparable period within the Condensed Consolidated Statements of Cash Flows has been recast to reflect adoption. The adoption did not have a material impact on the Company's financial statements.

In March 2016, the FASB issued an Accounting Standards Update (ASU 2016-09) relating to the accounting for share-based payments. The new guidance requires all income tax effects of share-based awards to be recognized in the income statement when the awards vest or are settled, and allows companies an additional election in the method to estimate forfeitures of share-based payments. The new guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows, and cash paid to a tax authority when shares are withheld to satisfy the employer's statutory income tax withholdings be classified as a financing activity. The Company adopted the standard on January 1, 2017. The Company elected to adopt all provisions impacting the Condensed Consolidated Statements of Cash Flows retrospectively; as such, the comparable period within the Condensed Consolidated Statements of Cash Flows has been recast to reflect the adoption. The income statement provisions of the new guidance have been adopted prospectively. There is no change to the Company's accounting policy with respect to estimation of forfeitures. The adoption did not have a material impact on the Company's financial statements.

In February 2016, the FASB issued an Accounting Standards Update (ASU 2016-02) related to the accounting and financial statement presentation for leases. This new guidance will require a lessee to recognize a right-to-use asset and a lease liability for both financing and operating leases, with a policy election permitting an exception to this guidance for leases with a term of twelve months or less. For financing leases, the lessee will recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee will recognize a straight-line lease expense. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The new standard must be adopted using a modified retrospective transition at the beginning of the earliest comparative period presented. The Company expects to recognize less than $100 million of right-of-use assets and corresponding lease liabilities on the balance sheet upon adoption. The Company does not expect the adoption will have a material impact to the Statement of Income or Cash Flows.

HUBBELL INCORPORATED-Form 10-Q    7

Back to Contents

In May 2014, the FASB issued an Accounting Standards Update (ASU 2014-09) related to new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Subsequently, the FASB has issued amendments to certain aspects of the guidance including the effective date. The Company expects to adopt the guidance in the first quarter of 2018 using the modified-retrospective method.

The Company has a project team that is currently reviewing contract terms and assessing the impact of adopting the standard, including impacts to the Company's processes, controls and financial statement disclosures. The implementation team reports the progress and findings of its review to Management on a periodic basis. Based on the reviews and assessments performed to date, the Company expects the pattern of revenue recognition for the vast majority of its businesses to be unchanged, and that upon adoption revenue will generally continue to be recognized at a single point in time when control is transferred to the customer. The Company anticipates impacts to the financial statements primarily related to balance sheet classification, including of amounts associated with sales returns reserves. In the fourth quarter of 2017, the Company expects to continue to evaluate and update controls and policies affected by the new standard as necessary and to identify and gather the data necessary for new disclosure requirements. Additional updates will be provided in future filings, as appropriate.

NOTE 2 Business Acquisitions

In the first quarter of 2017, the Company completed two acquisitions for $9.5 million, net of cash received, resulting in the recognition of intangible assets of $3.4 million and goodwill of $4.5 million. The $3.4 million of intangible assets consists primarily of customer relationships and trade names that will be amortized over a weighted average period of approximately 13 years. These acquisitions have been added to the Power segment and $2.7 million of the goodwill related to one of the acquisitions is currently expected to be deductible for tax purposes.

In the second quarter of 2017, the Company acquired all of the issued and outstanding limited liability company interests in iDevices, LLC ("iDevices") for $59.2 million. iDevices is a developer with embedded firmware and application development expertise with custom-built Internet of Things ("IoT") Cloud infrastructure. The iDevices acquisition adds capabilities and expertise in IoT technology that is required to provide Tier 3 energy management solutions via connected hardware with a software front-end. iDevices is reported in the Electrical segment. We have recognized intangible assets of $9.6 million and goodwill of $45.3 million as a result of this acquisition. The $9.6 million of intangible assets consists primarily of developed technology, customer relationships and trade names and will be amortized over a weighted average period of approximately 12 years. All of the goodwill is expected to be deductible for tax purposes.

In the second quarter of 2017, the Company also acquired substantially all of the assets of Advance Engineering Corporation and related companies (collectively "AEC") for $31.6 million. AEC is a gas components manufacturer that complements the Company's existing business in the natural gas distribution vertical. AEC joins the Company's recent acquisitions of GasBreaker and Lyall to bolster its main-to-meter mechanical solutions in this area. AEC is reported in the Electrical segment. We have recognized intangible assets of $16.8 million and goodwill of $12.1 million as a result of this acquisition. The $16.8 million of intangible assets consists primarily of customer relationships and trade names and will be amortized over a weighted average period of approximately 18 years. All of the goodwill is expected to be deductible for tax purposes.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the dates of acquisition related to these transactions (in millions):

Tangible assets acquired	$21.3
Intangible assets	29.8
Goodwill	61.9
Net deferred taxes	(0.2)
Other liabilities assumed	(12.5)
TOTAL CONSIDERATION, NET OF CASH RECEIVED	$100.3

The allocation of purchase price for these acquisitions is based on preliminary estimates and assumptions, and is subject to revision based on final information received and other analysis that support the underlying estimates. We expect to complete our purchase accounting within the measurement period for each acquisition.

HUBBELL INCORPORATED-Form 10-Q    8

Back to Contents

The Condensed Consolidated Financial Statements include the results of operations of the entities acquired from the date of acquisition. Net sales and earnings related to these acquisitions for the nine months ended September 30, 2017 were not significant to the consolidated results. Pro forma information related to these acquisitions has not been included because the impact to the Company’s consolidated results of operations was not material.

Cash used for the acquisition of businesses, net of cash acquired as reported in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2017, is $110.3 million and includes payments associated with a 2016 acquisition for which the purchase price is due to be settled in installments.

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

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2017	2016	2017	2016	2017	2016
Three Months Ended September 30,
Electrical	$654.0	$634.6	$85.6	$80.9	13.1%	12.7%
Power	296.5	272.8	60.8	55.1	20.5%	20.2%
TOTAL	$950.5	$907.4	$146.4	$136.0	15.4%	15.0%
Nine Months Ended September 30,
Electrical	$1,897.9	$1,858.7	$206.6	$213.5	10.9%	11.5%
Power	853.2	792.3	174.5	156.5	20.5%	19.8%
TOTAL	$2,751.1	$2,651.0	$381.1	$370.0	13.9%	14.0%

NOTE 4 Inventories, net

Inventories, net are comprised of the following (in millions):

	September 30, 2017	December 31, 2016
Raw material	$188.4	$162.7
Work-in-process	116.4	102.8
Finished goods	379.7	327.9
	684.5	593.4
Excess of FIFO over LIFO cost basis	(60.9)	(61.0)
TOTAL	$623.6	$532.4

HUBBELL INCORPORATED-Form 10-Q    9

Back to Contents

NOTE 5 Goodwill and Intangible Assets, net

Changes in the carrying values of goodwill for the nine months ended September 30, 2017, were as follows (in millions):

	Segment
	Electrical	Power	Total
BALANCE DECEMBER 31, 2016	$652.0	$339.0	$991.0
Current year acquisitions (Note 2 – Business Acquisitions)	57.4	4.5	61.9
Foreign currency translation and prior year acquisitions	7.6	3.0	10.6
BALANCE SEPTEMBER 30, 2017	$717.0	$346.5	$1,063.5

In the first quarter of 2017 we completed two acquisitions that were added to the Power segment. In the second quarter of 2017, we completed the acquisitions of AEC and iDevices. The AEC and iDevices acquisitions were added to the Electrical segment. These acquisitions have been accounted for as business combinations and have resulted in the recognition of $61.9 million of goodwill. See Note 2 – Business Acquisitions for additional information.

The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheet is as follows (in millions):

	September 30, 2017		December 31, 2016
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$151.1	$(49.1)	$143.7	$(43.4)
Customer/agent relationships and other	431.1	(150.1)	405.9	(128.0)
Total	$582.2	$(199.2)	$549.6	$(171.4)
Indefinite-lived:
Tradenames and other	54.1	—	53.3	—
TOTAL	$636.3	$(199.2)	$602.9	$(171.4)

Amortization expense associated with definite-lived intangible assets was $26.4 million and $24.0 million for the nine months ended September 30, 2017 and 2016, respectively. Future amortization expense associated with these intangible assets is expected to be $8.0 million for the remainder of 2017, $32.7 million in 2018, $31.0 million in 2019, $31.3 million in 2020, $30.7 million in 2021, and $29.2 million in 2022.

NOTE 6 Other Accrued Liabilities

Other accrued liabilities are comprised of the following (in millions):

	September 30, 2017	December 31, 2016
Customer program incentives	$36.1	$41.2
Accrued income taxes	10.8	8.4
Deferred revenue	14.9	11.8
Other	96.5	94.8
TOTAL	$158.3	$156.2

HUBBELL INCORPORATED-Form 10-Q    10

Back to Contents

NOTE 7 Other Non-Current Liabilities

Other non-current liabilities are comprised of the following (in millions):

	September 30, 2017	December 31, 2016
Pensions	$209.6	$208.3
Other post-retirement benefits	23.9	24.0
Deferred tax liabilities	46.3	41.2
Other	68.4	68.2
TOTAL	$348.2	$341.7

HUBBELL INCORPORATED-Form 10-Q    11

Back to Contents

NOTE 8 Total Equity

Total equity is comprised of the following (in millions, except per share amounts):

	September 30, 2017	December 31, 2016
Common stock, $.01 par value:
Common Stock-- authorized 200.0 shares; issued and outstanding 54.7 and 55.5 shares	$0.5	$0.6
Additional paid-in capital	3.8	15.4
Retained earnings	1,914.3	1,879.3
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(175.0)	(180.5)
Cumulative translation adjustment	(85.5)	(120.8)
Unrealized gain on investment, net of tax	(0.2)	(1.2)
Cash flow hedge (loss) gain, net of tax	(1.9)	—
Total Accumulated other comprehensive loss	(262.6)	(302.5)
Hubbell shareholders’ equity	1,656.0	1,592.8
Noncontrolling interest	11.7	10.4
TOTAL EQUITY	$1,667.7	$1,603.2

For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against Common Stock par value, Additional paid-in capital, to the extent available, and Retained earnings. As a result of this accounting treatment, during the first nine months of 2017, $72.1 million of purchase price of repurchased shares was allocated to retained earnings.

A summary of the changes in equity for the nine months ended September 30, 2017 and 2016 is provided below (in millions):

	Nine Months Ended September 30,
	2017			2016
	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity
EQUITY, JANUARY 1	$1,592.8	$10.4	$1,603.2	$1,740.6	$8.4	$1,749.0
Total comprehensive income	262.6	4.8	267.4	217.5	3.5	221.0
Stock-based compensation	11.9	—	11.9	13.1	—	13.1
Income tax windfall from stock-based awards, net	—	—	—	2.2	—	2.2
Repurchase/surrender of shares of common stock	(96.0)	—	(96.0)	(242.9)	—	(242.9)
Issuance of shares related to directors’ deferred compensation, net	0.4	—	0.4	0.4	—	0.4
Dividends to noncontrolling interest	—	(3.5)	(3.5)	—	(2.8)	(2.8)
Cash dividends declared	(115.7)	—	(115.7)	(105.4)	—	(105.4)
EQUITY, SEPTEMBER 30	$1,656.0	$11.7	$1,667.7	$1,625.5	$9.1	$1,634.6

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statement of Comprehensive Income.

HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents

NOTE 9 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the nine months ended September 30, 2017 is provided below (in millions):

(debit) credit	Cash flow hedge loss	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2016	$—	$(1.2)	$(180.5)	$(120.8)	$(302.5)
Other comprehensive income (loss) before reclassifications	(2.3)	1.0	—	35.3	34.0
Amounts reclassified from accumulated other comprehensive loss	0.4	—	5.5	—	5.9
Current period other comprehensive income (loss)	(1.9)	1.0	5.5	35.3	39.9
BALANCE AT SEPTEMBER 30, 2017	$(1.9)	$(0.2)	$(175.0)	$(85.5)	$(262.6)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three and nine months ended September 30, 2017 and 2016 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$(0.2)	$—		Net sales
	(0.4)	(0.4)		Cost of goods sold
	(0.6)	(0.4)		Total before tax
	0.2	0.1		Tax (expense) benefit
	$(0.4)	$(0.3)		Gain (loss) net of tax
Defined benefit pension and post retirement benefit items:
Amortization of prior-service costs	$0.3	$0.2	(a)
Amortization of actuarial gains/(losses)	(3.0)	(3.4)	(a)
Settlement and curtailment losses	—	—	(a)
	(2.7)	(3.2)		Total before tax
	0.9	1.1		Tax benefit (expense)
	$(1.8)	$(2.1)		(Loss) gain net of tax
Losses reclassified into earnings	$(2.2)	$(2.4)		(Loss) gain net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11 - Pension and Other Benefits for additional details).

HUBBELL INCORPORATED-Form 10-Q    13

Back to Contents

Details about Accumulated Other Comprehensive Loss Components	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$(0.2)	$(0.2)		Net sales
	(0.4)	0.3		Cost of goods sold
	(0.6)	0.1		Total before tax
	0.2	—		Tax (expense) benefit
	$(0.4)	$0.1		Gain (loss) net of tax
Defined benefit pension and post retirement benefit items:
Amortization of prior-service costs	$0.7	$0.6	(a)
Amortization of actuarial gains/(losses)	(8.5)	(10.4)	(a)
Settlement and curtailment losses	(0.5)	—	(a)
	(8.3)	(9.8)		Total before tax
	2.8	3.6		Tax benefit (expense)
	$(5.5)	$(6.2)		(Loss) gain net of tax
Losses reclassified into earnings	$(5.9)	$(6.1)		(Loss) gain net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11 - Pension and Other Benefits for additional details).

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

The following table sets forth the computation of earnings per share for the three and nine months ended September 30, 2017 and 2016 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to Hubbell	$80.8	$86.7	$222.7	$228.6
Less: Earnings allocated to participating securities	(0.3)	(0.3)	(0.7)	(0.7)
Net income available to common shareholders	$80.5	$86.4	$222.0	$227.9
Denominator:
Average number of common shares outstanding	54.6	55.3	54.9	55.6
Potential dilutive common shares	0.3	0.2	0.3	0.2
Average number of diluted shares outstanding	54.9	55.5	55.2	55.8
Earnings per share:
Basic	$1.47	$1.56	$4.05	$4.10
Diluted	$1.47	$1.56	$4.02	$4.08

The Company did not have outstanding any significant anti-dilutive securities during the three and nine months ended September 30, 2017 and 2016.

HUBBELL INCORPORATED-Form 10-Q    14

Back to Contents

NOTE 11 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Three Months Ended September 30,
Service cost	$1.5	$3.1	$—	$—
Interest cost	9.3	10.5	0.4	0.3
Expected return on plan assets	(8.6)	(11.3)	—	—
Amortization of prior service cost	—	0.1	(0.3)	(0.3)
Amortization of actuarial losses	3.0	3.4	—	—
Curtailment and settlement losses	—	—	—	—
NET PERIODIC BENEFIT COST	$5.2	$5.8	$0.1	$—
Nine Months Ended September 30,
Service cost	$4.5	$10.1	$—	$—
Interest cost	27.8	31.5	0.8	0.9
Expected return on plan assets	(25.6)	(33.3)	—	—
Amortization of prior service cost	—	0.1	(0.7)	(0.7)
Amortization of actuarial losses	8.5	10.4	—	—
Curtailment and settlement losses	0.5	—	—	—
NET PERIODIC BENEFIT COST	$15.7	$18.8	$0.1	$0.2

Employer Contributions

Although not required by ERISA and the Internal Revenue Code, the Company may elect to make a voluntary contribution to its qualified domestic defined benefit pension plan in 2017. The Company anticipates making required contributions of approximately $1.7 million to its foreign pension plans during 2017, of which $1.3 million has been contributed through September 30, 2017.

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

As of September 30, 2017 and December 31, 2016, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the nine months ended September 30, 2017 and 2016 are set forth below (in millions):

	2017	2016
BALANCE AT JANUARY 1,	$13.8	$13.2
Provision	9.6	7.0
Expenditures/other	(8.2)	(6.7)
BALANCE AT SEPTEMBER 30,	$15.2	$13.5

HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents

NOTE 13 Fair Value Measurement

Investments

At September 30, 2017 and December 31, 2016, the Company had $56.9 million and $57.4 million, respectively, of available-for-sale securities, consisting of municipal bonds classified in Level 2 of the fair value hierarchy and an investment in the redeemable preferred stock of a privately-held electrical utility substation security provider classified in Level 3 of the fair value hierarchy. The Company also had $13.2 million of trading securities at September 30, 2017 and $10.2 million at December 31, 2016 that are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

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

Back to Contents

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2017 and December 31, 2016 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
September 30, 2017
Money market funds (a)	$198.1	$—	$—	$198.1
Time deposits (a)	—	29.9	—	29.9
Available for sale investments	—	52.6	4.3	56.9
Trading securities	13.2	—	—	13.2
Deferred compensation plan liabilities	(13.2)	—	—	(13.2)
Derivatives:
Forward exchange contracts-Assets (b)	—	—	—	—
Forward exchange contracts-(Liabilities) (c)	—	(2.2)	—	(2.2)
TOTAL	$198.1	$80.3	$4.3	$282.7

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
December 31, 2016
Money market funds (a)	$263.5	$—	$—	$263.5
Available for sale investments	—	53.6	3.8	57.4
Trading securities	10.2	—	—	10.2
Deferred compensation plan liabilities	(10.2)	—	—	(10.2)
Derivatives:
Forward exchange contracts-Assets (b)	—	0.8	—	0.8
Forward exchange contracts-(Liabilities) (c)	—	(0.1)	—	(0.1)
TOTAL	$263.5	$54.3	$3.8	$321.6
(a) Money market funds and time deposits are reflected in Cash and cash equivalents in the Condensed Consolidated Balance Sheet.
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

During the three and nine months ended September 30, 2017 there were no transfers of financial assets or liabilities in or out of Level 1, Level 2, or Level 3 of the fair value hierarchy.

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During the nine months ended September 30, 2017 and 2016, the Company purchased $1.8 million and $1.3 million, respectively, of trading securities related to these deferred compensation plans. As a result of participant distributions, the Company sold $0.3 million of these trading securities during the nine months ended September 30, 2017 and $1.2 million during the nine months ended September 30, 2016. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

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

In 2017 and 2016, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge exposure to fluctuating rates of exchange for both anticipated inventory purchases and forecasted sales by its subsidiaries that transact business in Canada. As of September 30, 2017, the Company had 52 individual forward exchange contracts for an aggregate notional amount of $38.0 million, having various expiration dates through September 2018. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

The following table summarizes the results of cash flow hedging relationships for the three months ended September 30, 2017 and 2016 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Income (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings Effective Portion (net of tax)
Derivative Instrument	2017	2016	(Effective Portion)	2017	2016
Forward exchange contract	$(1.4)	$(0.3)	Net sales	$(0.1)	$—
			Cost of goods sold	$(0.3)	$(0.3)

The following table summarizes the results of cash flow hedging relationships for the nine months ended September 30, 2017 and 2016 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings Effective Portion (net of tax)
Derivative Instrument	2017	2016	(Effective Portion)	2017	2016
Forward exchange contract	$(2.3)	$(1.8)	Net sales	$(0.1)	$(0.2)
			Cost of goods sold	$(0.3)	$0.3

Hedge ineffectiveness was immaterial with respect to the forward exchange cash flow hedges during the three and nine months ended September 30, 2017 and 2016.

Long Term Debt

As of September 30, 2017 and December 31, 2016, the estimated fair value of our long-term debt was $1,018.8 million and $1,017.8 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

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

Back to Contents

NOTE 15 Restructuring Costs and Other

In the nine months ended September 30, 2017, we incurred costs for restructuring actions initiated in 2017 as well as costs for restructuring actions initiated in the prior year. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions and the sale or exit of business units we determine to be non-strategic. Restructuring costs include severance and employee benefits, asset impairments, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash, and a $12.5 million charge in the fourth quarter of 2016 to recognize the estimated liability associated with the withdrawal from a multi-employer pension plan. That withdrawal liability may be settled either in periodic payments over approximately 19 years, or in a lump sum, subject to negotiations expected to occur before the end of 2017.

Pre-tax restructuring costs incurred in each of our segments and the location of the costs in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2017 and 2016 is as follows (in millions):

	Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016
	Cost of goods sold		Selling & administrative expense		Total
Electrical Segment	$1.9	$4.2	$0.9	$0.1	$2.8	$4.3
Power Segment	0.3	—	0.2	0.2	0.5	0.2
Total Pre-Tax Restructuring Costs	$2.2	$4.2	$1.1	$0.3	$3.3	$4.5

	Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016
	Cost of goods sold		Selling & administrative expense		Total
Electrical Segment	$8.2	$7.8	$3.3	$5.0	$11.5	$12.8
Power Segment	1.4	0.5	0.6	0.6	2.0	1.1
Total Pre-Tax Restructuring Costs	$9.6	$8.3	$3.9	$5.6	$13.5	$13.9

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/17	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 9/30/2017
2017 Restructuring Actions
Severance	$—	$5.8	$(2.6)	$3.2
Asset write-downs	—	0.1	(0.1)	—
Facility closure and other costs	—	2.5	(2.0)	0.5
Total 2017 Restructuring Actions	$—	$8.4	$(4.7)	$3.7
2016 and Prior Restructuring Actions
Severance	$10.4	$(0.6)	$(4.7)	$5.1
Asset write-downs	—	—	—	—
Facility closure and other costs (a)	14.1	5.7	(6.0)	13.8
Total 2016 and Prior Restructuring Actions	$24.5	$5.1	$(10.7)	$18.9
Total Restructuring Actions	$24.5	$13.5	$(15.4)	$22.6
(a) Facility closure and other costs as of 1/1/17 includes a charge of approximately $12.5 million to accrue the estimated liability associated with the anticipated withdrawal from a multi-employer pension plan as a result of a restructuring action.

HUBBELL INCORPORATED-Form 10-Q    19

Back to Contents

The actual costs incurred and total expected cost of our on-going restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2016	Costs incurred during first nine months of 2017	Remaining costs at 9/30/2017
2017 Restructuring Actions
Electrical Segment	$8.4	$—	$6.4	$2.0
Power Segment	3.7	—	2.0	1.7
Total 2017 Restructuring Actions	$12.1	$—	$8.4	$3.7
2016 and Prior Restructuring Actions
Electrical Segment (a)	$41.8	$33.9	$5.1	$2.8
Power Segment	1.4	1.1	—	0.3
Total 2016 and Prior Restructuring Actions	$43.2	$35.0	$5.1	$3.1
Total Restructuring Actions	$55.3	$35.0	$13.5	$6.8
(a) Costs incurred in 2016 relating to 2016 Restructuring Actions in the Electrical segment include the $12.5 million previously mentioned charge representing the estimated withdrawal liability from a multi-employer pension plan. Any potential future liability in excess of the amount already recognized in 2016 is not included in the remaining costs at September 30, 2017. Additional information about the estimated withdrawal liability can be found in Note 10 - Retirement Benefits in the Notes to Consolidated Financial Statements in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2016.

NOTE 16 Long Term Debt and Financing Arrangements

Long-term debt consists of the following (in millions):

	Maturity	September 30, 2017	December 31, 2016
Senior notes at 5.95%	2018	$—	$299.3
Senior notes at 3.625%	2022	297.8	297.5
Senior notes at 3.35%	2026	394.2	393.7
Senior notes at 3.15%	2027	294.7	—
TOTAL LONG-TERM DEBT (a)		$986.7	$990.5
(a) Long-term debt is presented net of debt issuance costs and unamortized discounts.

In August 2017, the Company completed a public debt offering of $300 million aggregate principal amount of its long-term unsecured, unsubordinated notes maturing in August 2027 and bearing interest at a fixed rate of 3.15% (the "2027 Notes"). Net proceeds from the issuance were $294.6 million after deducting the discount on the notes and offering expenses paid by the Company. The 2027 Notes are fixed rate indebtedness, are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default (including as a result of the Company's failure to meet certain non-financial covenants) under the indenture governing the 2027 Notes, as modified by the supplemental indenture creating such notes, or upon a change in control event as defined in such indenture. The Company was in compliance with all non-financial covenants under the indenture as of September 30, 2017.

In September 2017, the Company applied the net proceeds from the 2027 Notes to redeem all of its $300 million outstanding long-term, unsecured, unsubordinated notes maturing in 2018 and bearing interest at a fixed rate of 5.95% (the "2018 Notes"). In connection with this redemption, the Company recognized a loss on the early extinguishment of the 2018 Notes of $6.3 million on an after-tax basis.

At December 31, 2016, the Company had $3.2 million of short-term debt outstanding. The Company had $93.8 million short-term debt outstanding at September 30, 2017, which consisted primarily of commercial paper.

HUBBELL INCORPORATED-Form 10-Q    20

Back to Contents

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, Italy, the United Kingdom, Brazil, Australia and Ireland. The Company also participates in joint ventures in Taiwan and Hong Kong, and maintains offices in Singapore, China, India, Mexico, South Korea and countries in the Middle East. The Company employs approximately 17,900 individuals worldwide.

The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for the three and nine months ended September 30, 2017 are included under “Segment Results” within this Management Discussion and Analysis.

The Company's long-term strategy is to serve its customers with reliable and innovative solutions delivered through a competitive cost structure; to complement organic growth with acquisitions that enhance its product offerings; and to allocate capital effectively to create shareholder value. In executing this strategy, the Company is focused on growing profits and delivering attractive returns to shareholders by executing a business plan focused on the following key initiatives: growing revenue, aligning the cost structure, improving productivity and deploying capital effectively.

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

Productivity improvement also continues to be a key area of focus for the Company and efforts to drive productivity work with our restructuring and related activities to minimize the impact of rising material costs and administrative cost inflation. Material costs are approximately two-thirds of our cost of goods sold, therefore volatility in this area can significantly impact profitability. Our goal is to have pricing and productivity programs that offset material and other inflationary cost increases as well as pay for investments in key growth areas.

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

HUBBELL INCORPORATED-Form 10-Q    21

Back to Contents

Results of Operations – Third Quarter of 2017 compared to the Third Quarter of 2016

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended September 30,
	2017	% of Net sales	2016	% of Net sales
Net sales	$950.5		$907.4
Cost of goods sold	643.6	67.7%	618.7	68.2%
Gross profit	306.9	32.3%	288.7	31.8%
Selling & administrative ("S&A") expense	160.5	16.9%	152.7	16.8%
Operating income	146.4	15.4%	136.0	15.0%
Net income attributable to Hubbell	80.8	8.5%	86.7	9.6%
EARNINGS PER SHARE – DILUTED	$1.47		$1.56

Our consolidated results of operations in the three and nine months ending September 30, 2017 and 2016 include what we refer to as "Restructuring and Related Costs." Restructuring actions support our cost reduction efforts involving the consolidation of manufacturing and distribution facilities as well as workforce reductions and the sale or exit of business units we determine to be non-strategic. Restructuring costs include severance and employee benefits, asset impairments, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. Restructuring-related costs are costs associated with our business transformation initiatives, including the consolidation of back-office functions and streamlining our processes, and certain other costs and gains associated with restructuring actions.

Our consolidated results of operations in 2017 also include a $10.1 million pre-tax loss on the early extinguishment of long-term debt from the redemption of all of our $300 million outstanding long-term unsecured, unsubordinated notes that were scheduled to mature in 2018.

We believe certain non-GAAP measures that exclude these items may provide investors with useful information regarding our underlying performance from period to period and allow investors to assess the impact of the Company's restructuring and related activities and business transformation initiatives on the results of operations. Adjusted gross profit, adjusted selling & administrative ("S&A") expense, and adjusted operating income each exclude Restructuring and Related Costs. Adjusted net income attributable to Hubbell and adjusted earnings per diluted share exclude Restructuring and Related Costs as well as the loss on early extinguishment of long-term debt. Management uses these adjusted measures when assessing the performance of the business.

The following table reconciles our restructuring costs to our Restructuring and Related Costs for the three months ended September 30, 2017 and 2016 (in millions):

	Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016
	Cost of goods sold		S&A expense		Total
Restructuring costs (See Note 15 - Restructuring Costs)	$2.2	$4.2	$1.1	$0.3	$3.3	$4.5
Restructuring related costs	0.5	0.1	2.0	1.3	2.5	1.4
Restructuring and related costs (non-GAAP measure)	$2.7	$4.3	$3.1	$1.6	$5.8	$5.9

Of the $5.8 million of Restructuring and Related Costs incurred in the third quarter of 2017, $4.7 million is recorded in the Electrical segment and $1.1 million is recorded in the Power segment. Of the $5.9 million of Restructuring and Related Costs incurred in the third quarter of 2016, $5.2 million is recorded in the Electrical segment and $0.7 million is recorded in the Power segment.

Our full year 2017 earnings per diluted share expectation anticipates (each net of tax) approximately $0.30 of Restructuring and Related Costs, of which $0.07 has been incurred in the third quarter of 2017 and $0.26 has been incurred the first nine months of 2017.

HUBBELL INCORPORATED-Form 10-Q    22

Back to Contents

The following table reconciles our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	Three Months Ended September 30,
	2017	% of Net sales	2016	% of Net sales
Gross profit (GAAP measure)	$306.9	32.3%	$288.7	31.8%
Restructuring and related costs	2.7		4.3
Adjusted gross profit	$309.6	32.6%	$293.0	32.3%

S&A expenses (GAAP measure)	$160.5	16.9%	$152.7	16.8%
Restructuring and related costs	3.1		1.6
Adjusted S&A expenses	$157.4	16.6%	$151.1	16.7%

Operating income (GAAP measure)	$146.4	15.4%	$136.0	15.0%
Restructuring and related costs	5.8		5.9
Adjusted operating income	$152.2	16.0%	$141.9	15.6%

Net income attributable to Hubbell (GAAP measure)	$80.8		$86.7
Restructuring and related costs, net of tax	3.9		4.0
Loss on extinguishment of debt, net of tax	6.3		—
Adjusted net income attributable to Hubbell	$91.0		$90.7
Less: Earnings allocated to participating securities	(0.3)		(0.3)
Adj. net income available to common shareholders	$90.7		$90.4
Average number of diluted shares outstanding	54.9		55.5
ADJUSTED EARNINGS PER SHARE – DILUTED	$1.65		$1.63

Net Sales

Net sales of $950.5 million in the third quarter of 2017 increased five percent compared to the third quarter of 2016 due to higher organic volume and the contribution of acquisitions. Organic volume, including the impact of pricing headwinds, added approximately four percentage points to net sales and acquisitions contributed one percentage point.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold decreased to 67.7% in the third quarter of 2017 as compared to 68.2% in the third quarter of 2016. The decrease was primarily due to gains from productivity in excess of cost inflation, greater realized savings from our restructuring and related actions and lower Restructuring and Related Costs, partially offset by price and material cost headwinds as well as a 40 basis point headwind from acquisitions.

Gross Profit

The gross profit margin in the third quarter of 2017 increased to 32.3% as compared to 31.8% in the third quarter of 2016. Restructuring and Related Costs in Cost of goods sold in the third quarter of 2017 decreased by $1.6 million as compared to the same period of the prior year. Excluding Restructuring and Related Costs, the adjusted gross profit margin was 32.6% in the third quarter of 2017 as compared to 32.3% in the third quarter of 2016. The increase in the adjusted gross profit margin was primarily due to gains from productivity in excess of cost inflation and greater realized savings from our restructuring and related actions, partially offset by price and material cost headwinds as well as acquisitions, which reduced the adjusted gross profit margin by approximately 40 basis points in the third quarter of 2017.

HUBBELL INCORPORATED-Form 10-Q    23

Back to Contents

Selling & Administrative Expenses

S&A expense in the third quarter of 2017 was $160.5 million as compared to $152.7 million in the same period of the prior year. Restructuring and Related Costs in S&A expense in the third quarter of 2017 were $1.5 million higher as compared to the same period of the prior year. S&A expense as a percentage of net sales increased by 10 basis points to 16.9% in the third quarter of 2017. Excluding Restructuring and Related Costs, adjusted S&A expense as a percentage of net sales declined by 10 basis points to 16.6% in the third quarter of 2017 primarily due to higher net sales volume and greater realized savings from our restructuring and related actions, partially offset by acquisitions, which increased the adjusted S&A expense as a percentage of net sales by approximately 20 basis points.

Total Other Expense

Total other expense was $22.8 million in the third quarter of 2017 as compared to $11.9 million in the third quarter of 2016. The increase was primarily due to a $10.1 million pre-tax loss on the early extinguishment of long-term debt recognized in the third quarter of 2017 from the redemption of all of our $300 million outstanding long-term notes that were scheduled to mature in 2018.

Income Taxes

The effective tax rate in the third quarter of 2017 increased to 33.0% from 29.0% in the third quarter of 2016. The increase is primarily attributable to favorable return to provision and other discrete items in the prior year that did not repeat in the current year and unfavorable earnings mix in jurisdictions with higher tax rates in the third quarter of 2017.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell was $80.8 million in the third quarter of 2017 and decreased seven percent as compared to the third quarter of 2016. Excluding Restructuring and Related Costs and the loss on debt extinguishment, adjusted net income attributable to Hubbell was $91.0 million in the third quarter of 2017 and was flat as compared to the third quarter of the prior year. Earnings per diluted share in the third quarter of 2017 decreased six percent as compared to the third quarter of 2016. Adjusted earnings per diluted share in the third quarter of 2017 increased one percent as compared to the third quarter of 2016 and reflects the decline in the average number of diluted shares outstanding of 0.6 million as compared to the same period of the prior year.

Segment Results

ELECTRICAL

	Three Months Ended September 30,
(In millions)	2017	2016
Net sales	$654.0	$634.6
Operating income	$85.6	$80.9
Restructuring and related costs	4.7	5.2
Adjusted operating income	$90.3	$86.1
Operating margin	13.1%	12.7%
Adjusted operating margin	13.8%	13.6%

Net sales in the Electrical segment in the third quarter of 2017 were $654.0 million, up approximately three percent as compared to the third quarter of 2016 due to higher organic volume, including the impact of pricing headwinds, and the contribution of net sales from acquisitions. Organic volume, including the impact of pricing headwinds, added two percentage points and acquisitions added one percentage point.

Within the segment, the aggregate net sales of our Commercial and Industrial and Construction and Energy business groups increased by six percentage points, due to four percentage points of organic growth, driven primarily by net sales growth of our harsh and hazardous products serving the energy-related markets, and two percentage points of net sales growth from acquisitions. Net sales of our Lighting business group decreased two percent in the third quarter of 2017 primarily due to headwinds from pricing as organic volume was higher, by less than one percent. Within the Lighting business group, organic net sales of residential products and commercial and industrial lighting products each declined by two percentage points.

HUBBELL INCORPORATED-Form 10-Q    24

Back to Contents

Operating income in the Electrical segment for the third quarter of 2017 was $85.6 million and increased six percent compared to the third quarter of 2016. Operating margin in the third quarter of 2017 increased by 40 basis points to 13.1% as compared to the same period of 2016. Excluding Restructuring and Related Costs, the adjusted operating margin increased by 20 basis points to 13.8%. The increase in the adjusted operating margin is primarily due to greater realized savings from our restructuring and related actions as well as incremental earnings from higher net sales volume. The favorable impact of those items was partially offset by acquisitions, which reduced the adjusted operating margin by approximately 80 basis points in the third quarter of 2017, as well as price erosion and material and inflationary costs in excess of productivity gains.

POWER

	Three Months Ended September 30,
(In millions)	2017	2016
Net sales	$296.5	$272.8
Operating income	$60.8	$55.1
Restructuring and related costs	1.1	0.7
Adjusted operating income	$61.9	$55.8
Operating margin	20.5%	20.2%
Adjusted operating margin	20.9%	20.5%

Net sales in the Power segment in the third quarter of 2017 were $296.5 million, up nine percent as compared to the third quarter of 2016, primarily due to higher organic volume and the net sales contribution from acquisitions. Organic volume added approximately eight percentage points, driven by growth in the distribution and transmission markets including storm-related sales associated with recent hurricanes, and acquisitions contributed one percentage point to net sales growth.

Operating income in the Power segment increased ten percent to $60.8 million in the third quarter of 2017. Operating margin in the third quarter of 2017 increased by 30 basis points to 20.5% as compared to the same period of 2016. Excluding Restructuring and Related Costs, the adjusted operating margin was 20.9% in the third quarter of 2017 and increased by 40 basis points as compared to the same period of 2016 as gains from productivity initiatives in excess of cost inflation and incremental earnings from higher net sales volume were partially offset by price and material cost headwinds.

Results of Operations – Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Nine Months Ended September 30,
	2017	% of Net sales	2016	% of Net sales
Net sales	$2,751.1		$2,651.0
Cost of goods sold	1,887.7	68.6%	1,808.9	68.2%
Gross profit	863.4	31.4%	842.1	31.8%
Selling & administrative expense	482.3	17.5%	472.1	17.8%
Operating income	381.1	13.9%	370.0	14.0%
Net income attributable to Hubbell	222.7	8.1%	228.6	8.6%
EARNINGS PER SHARE – DILUTED	$4.02		$4.08

The following table reconciles our restructuring costs to our Restructuring and Related Costs for the nine months ended September 30, 2017 and 2016 (in millions):

	Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016
	Cost of goods sold		S&A expense		Total
Restructuring costs (See Note 15 - Restructuring Costs)	$9.6	$8.3	$3.9	$5.6	$13.5	$13.9
Restructuring related costs	1.3	1.8	5.7	3.3	7.0	5.1
Restructuring and related costs (non-GAAP measure)	$10.9	$10.1	$9.6	$8.9	$20.5	$19.0

HUBBELL INCORPORATED-Form 10-Q    25

Back to Contents

Of the $20.5 million of Restructuring and Related Costs incurred in the first nine months of 2017, $16.6 million is recorded in the Electrical segment and $3.9 million is recorded in the Power segment. Of the $19.0 million of Restructuring and Related Costs incurred in the first nine months of 2016, $16.7 million is recorded in the Electrical segment and $2.3 million is recorded in the Power segment.

The following table reconciles our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	Nine Months Ended September 30,
	2017	% of Net sales	2016	% of Net sales
Gross profit (GAAP measure)	$863.4	31.4%	$842.1	31.8%
Restructuring and related costs	10.9		10.1
Adjusted gross profit	$874.3	31.8%	$852.2	32.1%

S&A expenses (GAAP measure)	$482.3	17.5%	$472.1	17.8%
Restructuring and related costs	9.6		8.9
Adjusted S&A expenses	$472.7	17.2%	$463.2	17.5%

Operating income (GAAP measure)	$381.1	13.9%	$370.0	14.0%
Restructuring and related costs	20.5		19.0
Adjusted operating income	$401.6	14.6%	$389.0	14.7%

Net income attributable to Hubbell (GAAP measure)	$222.7		$228.6
Restructuring and related costs, net of tax	13.9		12.9
Loss on extinguishment of debt, net of tax	6.3		—
Adjusted net income attributable to Hubbell	$242.9		$241.5
Less: Earnings allocated to participating securities	(0.8)		(0.7)
Adj. net income available to common shareholders	$242.1		$240.8
Average number of diluted shares outstanding	55.2		55.8
ADJUSTED EARNINGS PER SHARE – DILUTED	$4.39		$4.31

Net Sales

Net sales of $2.8 billion for the first nine months of 2017 increased four percent compared to the first nine months of 2016 primarily due to higher organic volume and the contribution of net sales from acquisitions. Organic volume, including the impact of pricing headwinds, contributed two percentage points and acquisitions contributed two percentage points to net sales growth.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold increased to 68.6% for the first nine months of 2017 compared to 68.2% for the first nine months of 2016. The increase was primarily due to price and material cost headwinds as well as a 20 basis point headwind from acquisitions and higher Restructuring and Related Costs, partially offset by gains from productivity initiatives that exceeded cost inflation and greater realized savings from our restructuring and related actions.

Gross Profit

The gross profit margin was 31.4% in the first nine months of 2017 compared to 31.8% in the first nine months of 2016. Restructuring and Related Costs in Cost of goods sold in the first nine months of 2017 were $0.8 million higher as compared to the same period of the prior year. Excluding Restructuring and Related Costs, the adjusted gross profit margin was 31.8% in the first nine months of 2017 as compared to 32.1% in the same period of the prior year. The decrease in the adjusted gross profit margin was primarily due to price and material cost headwinds as well as a 20 basis point headwind from acquisitions, partially offset by gains from productivity initiatives that exceeded cost inflation and greater realized savings from our restructuring and related actions.

HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents

Selling & Administrative Expenses

S&A expense in the first nine months of 2017 was $482.3 million and increased by $10.2 million compared the same period of the prior year. S&A expense as a percentage of net sales declined by 30 basis points to 17.5% in the first nine months of 2017. Excluding Restructuring and Related Costs, adjusted S&A expense as a percentage of net sales also declined by 30 basis points to 17.2% in the first nine months of 2017 primarily due to higher net sales volume and greater realized savings from our restructuring and related actions, partially offset by acquisitions, which increased the adjusted S&A expense as a percentage of net sales by approximately 10 basis points.

Total Other Expense

Total other expense was $49.9 million in the first nine months of 2017 compared to $37.5 million in the first nine months of 2016. The increase was primarily due to a $10.1 million pre-tax loss on the early extinguishment of long-term debt recognized in the third quarter of 2017 from the redemption of all of our $300 million outstanding long-term notes that were scheduled to mature in 2018, in addition we incurred higher interest expense in the first nine months of 2017 and higher foreign exchange losses in the first nine months of 2017. Those increases were partially offset by the write-off of an escrow receivable in the second quarter of 2016 associated with a prior acquisition. This write off had no effect on net income of the prior year as it was offset in income taxes by the release of a related liability.

Income Taxes

The effective tax rate in the first nine months of 2017 increased to 31.3% from 30.2% in the first nine months of 2016. The increase is primarily attributable to return to provision and other discrete favorable items in the prior year that did not repeat in the current year, including the release of a liability in the second quarter of 2016 caused by the expiration of certain statutes associated with an uncertain tax position from a prior acquisition, partially offset by a favorable settlement of a tax examination in the first quarter of 2017.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell was $222.7 million in the first nine months of 2017 compared to $228.6 million in the first nine months of 2016. Excluding Restructuring and Related Costs and the loss on debt extinguishment, adjusted net income attributable to Hubbell was $242.9 million in the first nine months of 2017 and increased one percent as compared to the first nine months of the prior year. Earnings per diluted share in the first nine months of 2017 decreased one percent as compared to the first nine months of 2016. Adjusted earnings per diluted share in the first nine months of 2017 increased two percent as compared to the first nine months of 2016 and reflects a decline in the average number of diluted shares outstanding of 0.6 million as compared to the same period of the prior year.

Segment Results

ELECTRICAL

	Nine Months Ended September 30,
(In millions)	2017	2016
Net sales	$1,897.9	$1,858.7
Operating income	$206.6	$213.5
Restructuring and related costs	16.6	16.7
Adjusted operating income	$223.2	$230.2
Operating margin	10.9%	11.5%
Adjusted operating margin	11.8%	12.4%

Net sales in the Electrical segment were $1.9 billion in the first nine months of 2017 and increased by approximately two percent compared to the first nine months of 2016 due to two percentage points of net sales growth from higher organic volume, including the impact of pricing headwinds, and one percentage point contributed by acquisitions. Headwinds from foreign currency translation were less than one percentage point.

HUBBELL INCORPORATED-Form 10-Q    27

Back to Contents

Within the segment, the aggregate net sales of our Commercial and Industrial and Construction and Energy business groups increased by four percentage points, due to three percentage points of organic growth, driven primarily by net sales growth of our harsh and hazardous products serving the energy-related markets as well as our products serving the non-residential construction market, and one percentage point of net sales growth from acquisitions. Net sales of our Lighting business group decreased one percent in the first nine months of 2017 with two percentage points of headwind from pricing, partially offset by one percentage point of volume growth. Within the Lighting business group, net sales of residential lighting products increased by four percent, while net sales of commercial and industrial lighting products declined by three percentage points, primarily due to headwinds on pricing.

Operating income in the Electrical segment for the first nine months of 2017 was $206.6 million and decreased three percent compared to the same period of 2016. Operating margin in the first nine months of 2017 decreased by 60 basis points to 10.9% as compared to the same period of 2016. Excluding Restructuring and Related Costs, the adjusted operating margin also decreased by 60 basis points to 11.8%. The decrease in the adjusted operating margin is primarily due to price and material cost headwinds and acquisitions. Acqusitions reduced the adjusted operating margin by approximately 50 basis points in the third quarter of 2017. The unfavorable impact of those items was partially offset by greater realized savings from our restructuring and related actions.

POWER

	Nine Months Ended September 30,
(In millions)	2017	2016
Net sales	$853.2	$792.3
Operating income	$174.5	$156.5
Restructuring and related costs	3.9	2.3
Adjusted operating income	$178.4	$158.8
Operating margin	20.5%	19.8%
Adjusted operating margin	20.9%	20.0%

Net sales in the Power segment in the first nine months of 2017 were $853.2 million, up approximately eight percent as compared to the first nine months of 2016 primarily due to higher organic volume and the net sales contribution from acquisitions. The increase in organic volume contributed five percentage points driven by growth in the distribution and telecommunications markets including storm-related sales associated with recent hurricanes, and acquisitions contributed three percentage points to net sales growth.

Operating income in the Power segment increased twelve percent to $174.5 million in the first nine months of 2017. Operating margin in the first nine months of 2017 increased by 70 basis points to 20.5% as compared to the same period of 2016. Excluding Restructuring and Related Costs, the adjusted operating margin increased by 90 basis points to 20.9% in the first nine months of 2017. The increase in the adjusted operating margin is primarily due to gains from productivity initiatives in excess of cost inflation as well as from incremental earnings on higher net sales volume, partially offset by price and material cost headwinds.

Outlook

2017

In 2017, we continue to expect end market growth in the range of two and a half to three percent in the aggregate, including two to three percent growth in the electrical transmission and distribution as well as the industrial market, two to four percent growth in the non-residential and oil and gas markets, and four to five percent growth in the residential market. Our acquisitions are expected to contribute approximately two percent of net sales growth in 2017.

In the first half of 2017, we invested in IoT engineering and research and development resources through the acquisition of iDevices, which adds important capabilities for further enhancing our products, but we expect will be dilutive to our operating margin in 2017.

We expect recent hurricanes will impact our operating income in 2017 by providing a benefit from storm-related sales and headwind from a temporary outage in our manufacturing facility in Vega Baja, Puerto Rico.

We estimate 2017 earnings per diluted share will be within a range of $5.40 to $5.50, including approximately $0.30 of Restructuring and Related Costs and an $0.11 loss on the early extinguishment of debt. We continue to expect free cash flow (defined as cash flows from operating activities less capital expenditures) equal to net income attributable to Hubbell in 2017.

HUBBELL INCORPORATED-Form 10-Q    28

Back to Contents

2018

In 2018, we expect our end markets to grow by approximately two to four percent in aggregate and that the trend toward more consistent growth in our end markets will continue. We expect our operating margin in 2018 will benefit from lower restructuring spend, incremental savings from restructuring and related actions, and the absence of restructuring-driven inefficiencies within our Lighting business group. Our net income is also expected to benefit from lower interest costs resulting from the refinancing of our long-term debt that was due in 2018 and we are targeting a return to double digit growth in diluted earnings per share in 2018.

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Nine Months Ended September 30,
(In millions)	2017	2016
Net cash provided by (used in):
Operating activities	$228.6	$269.2
Investing activities	(161.6)	(219.3)
Financing activities	(139.9)	(14.3)
Effect of foreign currency exchange rate changes on cash and cash equivalents	21.7	(14.6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(51.2)	$21.0

Cash provided by operating activities for the nine months ended September 30, 2017 was $228.6 million compared to $269.2 million in the same period in 2016 and decreased primarily due to an increase in inventory during 2017 to meet increased demand, and the timing of other payments.

Cash used for investing activities was $161.6 million in the nine months ended September 30, 2017 compared to cash used of $219.3 million during the comparable period in 2016 and primarily reflects decreased cash used for acquisitions.

Cash used by financing activities was $139.9 million in the nine months ended September 30, 2017 as compared to cash provided of $14.3 million in the same period of 2016. The increase in cash used for financing activities reflects lower cash provided by long-term borrowings, partially offset by a $154.2 million decrease in cash used for the repurchase of Common Stock in 2017 and approximately $91 million of net short-term borrowings in the nine months ended September 30, 2017 as compared to approximately $48 million of net short-term repayments in the same period of the prior year.

The favorable impact of foreign currency exchange rates on cash was $21.7 million in the nine months ended September 30, 2017 and is primarily related to strengthening in the British Pound, Canadian Dollar, and Australian Dollar versus the U.S. Dollar in the nine months ended September 30, 2017.

Investments in the Business

Investments in our business include cash outlays for the acquisition of businesses as well as expenditures to support our restructuring and related activities and to maintain the operation of our equipment and facilities.

During the first nine months of 2017, the Company completed four acquisitions with an aggregate purchase price of $100.3 million, net of cash received. In April 2017, the Company acquired all of the issued and outstanding limited liability company interests in iDevices, LLC ("iDevices") for $59.2 million. iDevices is a developer with embedded firmware and application development expertise with custom-built Internet of Things ("IoT") Cloud infrastructure. iDevices has been allocated to the Electrical segment. In April 2017, the Company also acquired substantially all of the assets of Advance Engineering Corporation and related companies (collectively "AEC") for $31.6 million. AEC is a gas components manufacturer that complements the Company's existing business in the natural gas distribution vertical. AEC has been added to the Electrical segment. The Company also completed two acquisitions that have been added to the Power segment in the first quarter of 2017 for $9.5 million, net of cash received. See also Note 2 — Business Acquisitions and our discussion of the 2017 Outlook in Management's Discussion and Analysis of Financial Condition and Results of Operations.

HUBBELL INCORPORATED-Form 10-Q    29

Back to Contents

Beginning in the fourth quarter of 2014 and continuing through the third quarter of 2017 we have initiated certain restructuring and related actions, primarily to align our cost structure with the needs of our business and also in response to conditions in certain of our end markets. As a result of those restructuring and related actions we have exited a total of 26 manufacturing and warehousing facilities.

In connection with our restructuring and related actions we have incurred restructuring costs, which are primarily severance and employee benefits, asset impairments, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These restructuring costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash. Restructuring costs in 2016 also included a $12.5 million charge to recognize the estimated liability associated with the anticipated withdrawal from a multi-employer pension plan, which may be settled either in periodic payments over approximately 19 years, or in a lump sum, subject to negotiations expected to occur before the end of 2017.

The table below presents the restructuring costs incurred in the first nine months of 2017, additional expected restructuring costs and the expected completion date (in millions):

	Costs incurred in the nine months ended September 30, 2017	Additional expected costs	Expected completion date
2017 Restructuring Actions	$8.4	$3.7	2018
2016 Restructuring Actions (a)	5.1	3.1	2017
Total	$13.5	$6.8
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

During the first nine months of 2017, we invested $53.2 million for capital expenditures, an increase of $7.4 million from the comparable period of 2016 and primarily relating to our manufacturing productivity initiatives.

Stock Repurchase Program

At December 31, 2016, we had total remaining share repurchase authorization of $153.6 million under the repurchase program approved by our Board of Directors in August 2015. In the first six months of 2017, the Company repurchased shares for an aggregate purchase price of $92.6 million and that repurchase program expires in October, 2017. On October 20, 2017, the Board of Directors approved a new stock repurchase program (the “October 2017 program”) that authorized the repurchase of up to $400 million of Common Stock and expires on October 20, 2020. As of October 25, 2017, the entire $400 million remains authorized for repurchase under the October 2017 program. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. See also Item 2 - Issuer Purchases of Equity Securities for additional information.

Debt to Capital

At September 30, 2017 and December 31, 2016, Long-term debt in the Condensed Consolidated Balance Sheets was $986.7 million and $990.5 million, respectively, of long-term unsecured, unsubordinated notes, net of unamortized discount and the unamortized balance of capitalized debt issuance costs.

In August 2017, the Company completed a public debt offering of $300 million of long-term, unsecured, unsubordinated notes maturing in August 2027 and bearing interest at a fixed rate of 3.15% (the "2027 Notes"). Net proceeds from the issuance were $294.6 million after deducting the discount on the notes and offering expenses paid by the Company. In September 2017, the Company applied the net proceeds from the 2027 Notes to redeem all of its $300 million of long-term, unsecured, unsubordinated notes maturing in 2018 and bearing interest at a fixed rate of 5.95%. In connection with this redemption, the Company recognized a loss on the early extinguishment of the 2018 Notes of $6.3 million on an after-tax basis.

HUBBELL INCORPORATED-Form 10-Q    30

Back to Contents

At September 30, 2017 principal amounts of the Company's long-term unsecured, unsubordinated notes are $300 million due in 2022, $400 million due in 2026, and $300 million due in 2027.

The Company's long-term unsecured, unsubordinated notes are fixed rate indebtedness, are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default (including as a result of the Company's failure to meet certain non-financial covenants) under the indenture governing the notes, as modified by the supplemental indentures creating such notes, or upon a change in control event as defined in such indenture. The Company was in compliance with all non-financial covenants as of September 30, 2017.

At September 30, 2017 and December 31, 2016, the Company had $93.8 million and $3.2 million, respectively, of short-term debt outstanding.

◦	Commercial paper borrowings outstanding at September 30, 2017 were $87.0 million. There were no commercial paper borrowings outstanding at December 31, 2016.

◦	Short-term debt at September 30, 2017 and December 31, 2016 also includes $6.8 million and $3.2 million, respectively of borrowings to support our international operations in China and Brazil.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	September 30, 2017	December 31, 2016
Total Debt	$1,080.5	$993.7
Total Hubbell Shareholders’ Equity	1,656.0	1,592.8
TOTAL CAPITAL	$2,736.5	$2,586.5
Total Debt to Total Capital	39%	38%
Cash and Investments	456.5	505.2
Net Debt	$624.0	$488.5
Net Debt to Total Capital	23%	19%

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

In 2017, we have invested in acquisitions and also returned capital to our shareholders through share repurchases and shareholder dividends. These activities were funded primarily from cash flows from operations, with the exception of our April 2017 acquisitions that were funded by issuing commercial paper.

◦
In the first nine months of 2017, cash used for the acquisition of businesses, net of cash acquired was $110.3 million, including the settlement of purchase price installments from prior year acquisitions. Further discussion of our acquisitions can be found in Note 2 — Business Acquisitions.

◦	In the nine months ended September 30, 2017, cash settlements for share repurchases were $92.6 million. Shareholder dividends paid in the nine months ended September 30, 2017 were $115.5 million.

We also require cash outlays to fund our operations, our capital expenditures, and an increase in working capital that would be required to accommodate a higher level of business activity for the foreseeable future, as well as our rate of cash dividends, and potential future acquisitions in 2017. In October 2017, the Company’s Board of Directors approved an increase in the common stock dividend rate from $0.70 to $0.77 per share per quarter. The increased quarterly dividend payment will commence with the December 15, 2017 dividend payment made to shareholders of record on November 30, 2017.

We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2016. Since December 31, 2016, there were no material changes to our contractual obligations.

HUBBELL INCORPORATED-Form 10-Q    31

Back to Contents

Our sources of funds and available borrowing resources to meet these funding needs are as follows.

◦
Cash flows from operations and existing cash resources: We continue to target free cash flow (defined as cash flows from operations less capital expenditures) equal to net income in 2017. We also have $386.4 million of cash and cash equivalents at September 30, 2017, of which approximately three percent was held inside of the United States and the remainder held internationally.

◦
We have the ability to issue commercial paper for general corporate purposes and our $750 million revolving credit facility, which expires in December 2020, serves as a backup to our commercial paper program. We maintain investment grade credit ratings from the major U.S. rating agencies.

The Company's revolving credit facility is a five-year credit agreement (the "Credit Agreement") with a syndicate of lenders that provides a $750 million committed revolving credit facility. Commitments under the Credit Agreement may be increased to an aggregate amount not to exceed $1.250 billion. The interest rate applicable to borrowing under the Credit Agreement is generally either the adjusted LIBOR plus an applicable margin (determined by reference to a ratings based grid) or the alternate base rate. The single financial covenant in the Credit Agreement, which the Company was in compliance with at September 30, 2017, requires that total debt not exceed 55% of total capitalization as of the last day of each fiscal quarter of the Company. Annual commitment fees to support availability under the credit facility are not material. The Credit Agreement expires in December 2020. Although not the principal source of liquidity, we believe our credit facility is capable of providing significant financing flexibility at reasonable rates of interest. However, in the event of a significant deterioration in the results of our operations or cash flows, leading to deterioration in financial condition, our borrowing costs could increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements. As of September 30, 2017 the credit facility had not been drawn against.

◦
In addition to our commercial paper program and existing revolving credit facility, we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position, we believe that we would be able to obtain additional long-term debt financing on attractive terms.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the first nine months of 2017, there were no material changes in our estimates and critical accounting policies.

HUBBELL INCORPORATED-Form 10-Q    32

Back to Contents

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our expectations regarding manufacturing efficiency, expected capital resources, expenses, employer contributions, liquidity, financial performance, pension funding and from a multi-employer pension plan in which we participated, and results of operations and are based on our reasonable current expectations. In addition, all statements regarding restructuring plans and expected associated costs and benefits, expected future financial performance, expected outcome of legal proceedings, or improvement in operating results, anticipated changes in tax rates, anticipated market conditions, potential future acquisitions, enhancement of shareholder value, adoption of updated accounting standards and any expected effects of such adoption, and productivity initiatives are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

•	Changes in demand for our products, market conditions, product quality, or product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•
Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiatives, strategic sourcing plans, and restructuring initiatives.

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

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the first nine months of 2017. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Issuer Purchases of Equity Securities

On August 23, 2015, the Board of Directors authorized a common stock repurchase program in the amount of $250 million (the "August 2015 program") and as of December 31, 2016, we had $153.6 million of remaining share authorization under the repurchase program. In the first six months of 2017, the Company repurchased shares for an aggregate purchase price of $92.6 million, and the August 2015 program expires in October, 2017. On October 20, 2017, the Board of Directors approved a new stock repurchase program (the “October 2017 program”) that authorized the repurchase of up to $400 million of common stock and expires on October 20, 2020. As of October 25, 2017, the entire $400 million remains authorized for repurchases under the October 2017 program. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

HUBBELL INCORPORATED-Form 10-Q    35

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
4.1	Fourth Supplemental Indenture, dated as of August 3, 2017, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee.	8-K	001-02958	4.2	August 3, 2017
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    36

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 25, 2017

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Joseph A. Capozzoli
	William R. Sperry		Joseph A. Capozzoli
	Senior Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)

HUBBELL INCORPORATED-Form 10-Q    37