Form 10-Q
period 2018-03-31
HUBBELL INC
filed 2018-04-25
CIK 48898

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			☐	☑

The number of shares outstanding of Hubbell Common Stock as of April 23, 2018 was 54,863,572.

HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2018	2017
Net sales	$991.2	$852.3
Cost of goods sold	708.3	589.7
Gross profit	282.9	262.6
Selling & administrative expenses	183.3	154.8
Operating income	99.6	107.8
Interest expense, net	(17.3)	(11.1)
Other (expense) income, net	(6.5)	(5.8)
Total other expense	(23.8)	(16.9)
Income before income taxes	75.8	90.9
Provision for income taxes	16.0	27.0
Net income	59.8	63.9
Less: Net income attributable to noncontrolling interest	1.5	1.1
Net income attributable to Hubbell	$58.3	$62.8
Earnings per share
Basic	$1.06	$1.13
Diluted	$1.05	$1.13
Cash dividends per common share	$0.77	$0.70
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in millions)	2018	2017
Net income	$59.8	$63.9
Other comprehensive income (loss):
Foreign currency translation adjustments	9.8	11.5
Pension and post-retirement benefit plans’ prior service costs and net actuarial gains, net of taxes of ($0.6) and ($0.9)	2.0	1.7
Unrealized gain (loss) on investments, net of taxes of $0.0 and ($0.4)	(0.3)	0.4
Unrealized gain (loss) on cash flow hedges, net of taxes of ($0.2) and $0.1	0.6	(0.1)
Other comprehensive income	12.1	13.5
Total comprehensive income	71.9	77.4
Less: Comprehensive income attributable to noncontrolling interest	1.5	1.1
Comprehensive income attributable to Hubbell	$70.4	$76.3
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$216.3	$375.0
Short-term investments	15.5	14.5
Accounts receivable, net	704.0	540.3
Inventories, net	714.3	634.7
Other current assets	70.7	39.6
Total Current Assets	1,720.8	1,604.1
Property, Plant, and Equipment, net	494.9	458.3
Other Assets
Investments	56.5	57.7
Goodwill	1,760.1	1,089.0
Intangible assets, net	889.5	460.4
Other long-term assets	53.6	51.1
TOTAL ASSETS	$4,975.4	$3,720.6
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt and current portion of long-term debt	$177.5	$68.1
Accounts payable	374.5	326.5
Accrued salaries, wages and employee benefits	71.0	76.6
Accrued insurance	64.6	60.0
Other accrued liabilities	210.9	174.9
Total Current Liabilities	898.5	706.1
Long-Term Debt	1,903.2	987.1
Other Non-Current Liabilities	495.2	379.5
TOTAL LIABILITIES	3,296.9	2,072.7
Total Hubbell Shareholders’ Equity	1,662.0	1,634.2
Noncontrolling interest	16.5	13.7
Total Equity	1,678.5	1,647.9
TOTAL LIABILITIES AND EQUITY	$4,975.4	$3,720.6
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in millions)	2018	2017
Cash Flows from Operating Activities
Net income	$59.8	$63.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.0	24.2
Deferred income taxes	(1.4)	0.7
Stock-based compensation	5.1	4.2
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(46.9)	(13.1)
Increase in inventories, net	(19.1)	(12.2)
(Decrease) increase in accounts payable	(0.7)	8.5
Decrease in current liabilities	(35.7)	(18.3)
Changes in other assets and liabilities, net	(0.5)	8.3
Contribution to qualified defined benefit pension plans	(0.5)	(0.4)
Other, net	(0.5)	(2.9)
Net cash (used) provided by operating activities	(0.4)	62.9
Cash Flows from Investing Activities
Capital expenditures	(22.0)	(13.6)
Acquisition of businesses, net of cash acquired	(1,119.4)	(19.2)
Purchases of available-for-sale investments	(5.0)	(3.3)
Proceeds from available-for-sale investments	5.7	2.4
Other, net	0.9	0.9
Net cash used in investing activities	(1,139.8)	(32.8)
Cash Flows from Financing Activities
Long-term debt borrowings	947.5	—
Short-term debt borrowings, net	84.5	2.0
Payment of dividends	(42.2)	(38.8)
Payment of dividends to noncontrolling interest	(1.1)	(1.4)
Repurchase of common shares	—	(52.6)
Debt issuance costs	(7.6)	—
Other, net	(6.1)	(3.3)
Net cash (used) provided by financing activities	975.0	(94.1)
Effect of foreign currency exchange rate changes on cash and cash equivalents	6.5	7.4
Decrease in cash and cash equivalents	(158.7)	(56.6)
Cash and cash equivalents
Beginning of period	375.0	437.6
End of period	$216.3	$381.0
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States of America (“U.S.”) GAAP for audited financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2017.

On February 2, 2018 the Company acquired Meter Readings Holding Group, LLC ("Aclara Technologies" or "Aclara") for approximately $1.1 billion. Aclara is a provider of smart infrastructure solutions for electric, gas, and water utilities, with advanced metering solutions and grid monitoring sensor technology, as well as leading software enabled installation services. The acquisition has been added to the Power segment and is intended to extend the Power segment's capabilities into smart automation technologies, accelerate ongoing innovation efforts to address utility customer demand for data and integrated solutions, and expand the segment's reach to a broader set of utility customers. The results of operations of Aclara are included in Hubbell's results beginning on February 2, 2018.

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (ASU 2018-02) relating to the reclassification of certain tax effects from accumulated other comprehensive income/(loss). The new guidance allows an entity to reclassify the income tax effects of the Public Law 115-97 "An Act to Provide Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018", commonly known as the Tax Cuts and Job Act of 2017 ("TCJA") on items within accumulated other comprehensive income/(loss) to retained earnings. This new guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The new standard must be adopted retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company is currently assessing the impact of adopting this standard on its financial statements.

In response to the enactment of the TCJA, the Securities and Exchange Commission’s Office of the Chief Accountant published Staff Accounting Bulletin 118 ("SAB 118"). SAB 118 addresses the requirements to account for the impact of a change in tax law or tax rates in the period of enactment. Specifically, SAB 118 provides guidance for issuers that are not able to complete the accounting for the income tax effects of the TCJA by the time financial statements are issued for the reporting period that includes the enactment date (“enactment period financials”).

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

Under SAB 118, the measurement period for accounting for the TCJA begins in the period of enactment and ends when an entity has obtained, prepared and analyzed the information necessary to complete the accounting requirements under ASC 740, Income Taxes, (the “measurement period”), but in no event can the measurement period extend beyond one year from the TCJA’s enactment date. Any provisional amount or adjustment to a provisional amount included in a company’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense or benefit in the reporting period the amounts are determined.

HUBBELL INCORPORATED-Form 10-Q    7

Back to Contents

In the fourth quarter of 2017, we recognized a provisional tax amount of approximately $57 million as a component of income tax expense from continuing operations for certain one-time items related to the TCJA for which we were able to determine a reasonable estimate. During the first quarter of 2018, the Company did not record any material adjustment to the provisional amounts recorded in the fourth quarter of 2017 or include a provisional amount for the income tax effects of any further repatriation of our unremitted foreign earnings as we continue to obtain, prepare, and analyze information and evaluate legislative and authoritative guidance being issued.

In March 2017, the FASB issued an Accounting Standards Update (ASU 2017-07) relating to the presentation of net periodic pension costs and net periodic post-retirement benefit cost. The new guidance requires the service component of net periodic pension and post-retirement benefit costs to be reported in the same income statement line item as other employee compensation costs, and the other components to be reported outside of operating income. The Company adopted the requirements of the new standard in the first quarter of 2018 and applied the guidance on a retrospective basis, as required by the standard. The impact to our fiscal quarters and year-ended 2017 is shown in the table below (in millions):

	Three Months Ended				Twelve Months Ended
(in millions, except per share amounts)	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2017
Cost of goods sold	$(0.9)	$(0.8)	$(0.8)	$(0.8)	$(3.3)
Selling & administrative expenses	(2.9)	(3.0)	(3.0)	(2.9)	(11.8)
Total operating expenses	(3.8)	(3.8)	(3.8)	(3.7)	(15.1)
Operating income	3.8	3.8	3.8	3.7	15.1
Total other expense	(3.8)	(3.8)	(3.8)	(3.7)	(15.1)
Net income	$—	$—	$—	$—	$—

In February 2016, the FASB issued an Accounting Standards Update (ASU 2016-02) related to the accounting and financial statement presentation for leases. This new guidance will require a lessee to recognize a right-to-use asset and a lease liability for both financing and operating leases, with a policy election permitting an exception to this guidance for leases with a term of twelve months or less. For financing leases, the lessee will recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee will recognize a straight-line lease expense. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will adopt the standard as of January 1, 2019. The new standard must be adopted using a modified retrospective transition at the beginning of the earliest comparative period presented. The Company expects to recognize approximately $100 million of right-of-use assets and corresponding lease liabilities on the balance sheet upon adoption. The Company does not expect the adoption will have a material impact on our results of operations.

In May 2014, the FASB issued an Accounting Standards Update (ASU 2014-09) related to new revenue recognition guidance (ASC 606) that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Subsequently, the FASB has issued amendments to certain aspects of the guidance including the effective date.

HUBBELL INCORPORATED-Form 10-Q    8

Back to Contents

Effective January 1, 2018, the Company adopted the requirements of ASC 606 using the modified retrospective approach. The Company applied the guidance to all contracts and recognized a cumulative effect adjustment to Retained Earnings as of January, 1, 2018 of $0.6 million. The impacts to the financial statements are primarily related to balance sheet classification, including amounts associated with the change in balance sheet classification of the sales returns reserves, while the impacts on the income statement reflect the change in classification of restocking fees. The impact to our financial statements for the quarter ended March 31, 2018 was as follows (in millions):

	For the Period Ended March 31, 2018
Income Statement	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Higher/(Lower)
Net sales	$991.2	$990.4	$0.8

Costs and expenses
Cost of goods sold	$708.3	$707.5	$0.8

	For the Period Ended March 31, 2018
Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Higher/(Lower)
ASSETS
Accounts receivable, net	$704.0	$685.5	$(18.5)
Inventories, net	714.3	725.8	11.5
Other current assets	70.7	59.9	(10.8)
Total Assets	$4,975.4	$4,957.6	$(17.8)

LIABILITIES
Other accrued liabilities	$210.9	$193.7	$(17.2)
Total Liabilities	$3,296.9	$3,279.7	$(17.2)

EQUITY
Retained Earnings	$1,908.9	$1,908.3	$(0.6)
Total Equity	$1,678.5	$1,677.9	$(0.6)

NOTE 2 Revenue

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs, for products, upon the transfer of control in accordance with the contractual terms and conditions of the sale. The majority of the Company’s revenue associated with products is recognized at a point in time when the product is shipped to the customer, with a relatively small amount of transactions in the Power segment recognized upon delivery of the product at the destination. Revenue from service contracts and post-shipment performance obligations are less than three percent of total annual consolidated net revenue and those service contracts and post-shipment obligations are primarily within the Power segment. Revenue from service contracts and post-shipment performance obligations is recognized when or as those obligations are satisfied. The Company primarily offers assurance-type standard warranties that do not represent separate performance obligations and on occasion will separately offer and price extended warranties that are separate performance obligations for which the associated revenue is recognized over-time based on the extended warranty period. The Company records amounts billed to customers for reimbursement of shipping and handling costs within revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of goods sold. Sales taxes and other usage-based taxes are excluded from revenue.

Within the Electrical segment, certain businesses require a portion of the transaction price to be paid in advance of transfer of control. Advance payments are not considered a significant financing component as they are received less than one year before the related performance obligations are satisfied. In addition, in the Power segment, certain businesses offer annual maintenance service contracts that require payment at the beginning of the contract period. These payments are treated as a contract liability and are classified in Other accrued liabilities in the Condensed Consolidated Balance Sheet. Once control transfers to the customer and the Company meets the revenue recognition criteria, the deferred revenue is recognized in the Condensed Consolidated Statement of Income. The deferred revenue relating to the annual maintenance service contracts is recognized in the Condensed Consolidated Statement of Income on a straight line basis over the expected term of the contract.

HUBBELL INCORPORATED-Form 10-Q    9

Back to Contents

Approximately two-thirds of the Company's net sales are to distributors who then sell directly into the residential, non-residential, industrial, electrical transmission and distribution and oil and gas end markets. In the Power segment, the businesses sell to distributors, with the majority of sales to the utility end markets. The Power businesses also sell directly into transmission and distribution utility markets.

The Company has certain arrangements that require us to estimate at the time of sale the amounts of variable consideration that should not be recorded as revenue as certain amounts are not expected to be collected from customers, as well as an estimate of the value of the product to be returned. The Company principally relies on historical experience, specific customer agreements and anticipated future trends to estimate these amounts at the time of shipment and to reduce the transaction price. These arrangements include sales discounts and allowances based on sales volumes, specific programs and special pricing allowances, and returned goods, as are customary in the electrical products industry. Customer returns have historically ranged from 1%-2% of gross sales.

The following table presents disaggregated revenue by business group (in millions) for the three months ended March 31, 2018:

	Electrical	Power	Total
Net sales
Hubbell Commercial and Industrial	$215.5	$—	$215.5
Hubbell Construction and Energy	186.4	—	186.4
Hubbell Lighting	216.2	—	216.2
Hubbell Power Systems	—	373.1	373.1
Total net sales	$618.1	$373.1	$991.2

The following table presents disaggregated revenue by geographic location (in millions) for the three months ended March 31, 2018 (on a geographic basis, the Company defines "international" as operations based outside of the United States and its possessions):

	Electrical	Power	Total
Net sales
United States	$546.7	$348.4	$895.1
International	71.4	24.7	96.1
Total net sales	$618.1	$373.1	$991.2

Contract Balances

Our contract liabilities consist of advance payments for products as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in Other accrued liabilities and the non-current portion of deferred revenue is included in Other non-current liabilities in the Condensed Consolidated Balance Sheet.

Contract liabilities were $17.5 million as of March 31, 2018 compared to $10.2 million as of December 31, 2017. The $7.3 million increase in our contract liabilities balance was primarily due to timing of advance payments on certain orders and the acquisition of Aclara, partially offset by the recognition of $5.0 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2018. The Company has an immaterial amount of contract assets relating to performance obligations satisfied prior to payment that is recorded in Other long-term assets in the Condensed Consolidated Balance Sheet. Impairment losses recognized on our receivables and contract assets were immaterial in the first quarter of 2018. See Note 1 – Basis of Presentation and Note 3 – Business Acquisitions in the Notes to Condensed Consolidated Financial Statements for additional information.

Unsatisfied Performance Obligations

The Company has elected the practical expedient to disclose only the value of unsatisfied performance obligations for contracts with an original expected length greater than one year. Prior to the acquisition of Aclara, the majority of Hubbell's revenues resulted from sales of inventoried products with short periods of manufacture and delivery and thus are excluded from this disclosure. As of March 31, 2018, the Company had approximately $700 million of unsatisfied performance obligations for contracts with an original expected length of greater than one year, primarily relating to long-term contracts of the Aclara business (within the Power segment) to deliver and install meters. The Company expects that a majority of the unsatisfied performance obligations will be completed and recognized over the next 3-4 years.

Practical Expedients

We apply a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less.

HUBBELL INCORPORATED-Form 10-Q    10

Back to Contents

NOTE 3 Business Acquisitions

On February 2, 2018, the Company completed the acquisition of Aclara for approximately $1.1 billion. Aclara is a global provider of smart infrastructure solutions for electric, gas, and water utilities with advanced metering solutions and grid monitoring sensor technology, as well as leading software enabled installation services. The acquisition was structured as a merger in which Aclara became a wholly owned indirect subsidiary of the Company. Aclara's businesses have been added to the Power segment. The acquisition is intended to extend the Power segment's capabilities into smart automation technologies, accelerates ongoing innovation efforts to address utility customer demand for data and integrated solutions, and expands the segment's reach to a broader set of utility customers.

The Company financed the acquisition and related transactions with net proceeds from borrowings under a new unsecured term loan facility in the aggregate principal amount of $500 million, the issuance of 3.50% Senior Notes due 2028 in the aggregate principal amount of $450 million and issuances of commercial paper.

Preliminary Allocation of Consideration Transferred to Net Assets Acquired

The following table presents the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Company's acquisition of Aclara. The final determination of the fair value of certain assets and liabilities will be completed within the one year measurement period as required by the FASB ASC Topic 805, “Business Combinations.” As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period in 2018. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations. The finalization of the purchase accounting assessment may result in a change in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company's results of operations and financial position.

The following is a preliminary estimate of the assets acquired and the liabilities assumed by the Company in the merger, reconciled to the estimated acquisition consideration (in millions):

Accounts receivable	$116.1
Inventories	76.9
Other current assets	11.7
Property, plant and equipment	31.5
Intangible assets	444.0
Accounts payable	(50.5)
Other accrued liabilities	(67.5)
Deferred tax liabilities	(72.3)
Other non-current liabilities	(37.0)
Noncontrolling interest	(2.5)
Goodwill	669.0
Total Estimate of Consideration Transferred, Net of Cash Acquired	$1,119.4

In connection with the merger, the Company recorded goodwill of $669.0 million, which is attributable primarily to expected synergies, expanded market opportunities, and other expected benefits that the Company believes will result from combining its operations with the operations of Aclara. The historical goodwill of Aclara resulting from their prior asset acquisitions is expected to be deductible for tax purposes. Any incremental goodwill created in the merger is not deductible for tax purposes. The goodwill resulting from the acquisition of Aclara is subject to potential significant changes as the purchase price allocation is completed. Goodwill has been allocated to the Power segment.

The preliminary purchase price allocation to identifiable intangible assets acquired is as follows:

	Estimated Fair Value	Weighted Average Estimated Useful Life
Patents, tradenames and trademarks	$55.0	20.0
Customer relationships	204.0	17.0
Developed technology	185.0	13.0
Total	$444.0

HUBBELL INCORPORATED-Form 10-Q    11

Back to Contents

Customer relationship and developed technology intangible assets acquired are amortized using an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the asset's useful life.

Supplemental Pro-Forma Data

Aclara’s results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on February 2, 2018. Aclara contributed sales of approximately $90.4 million and an operating loss of approximately $4.9 million for the period from the completion of the acquisition through March 31, 2018.

The following unaudited supplemental pro-forma information presents consolidated results as if the acquisition had been completed on January 1, 2017. Following that approach, for the purpose of the pro-forma results presented in the tables below, certain costs incurred by the company during the three months ended March 31, 2018 and December 31, 2017 have been reclassified out of their respective periods and into the pro-forma period ended March 31, 2017. Those reclassifications primarily include the following, which represent the amount of increase or (decrease) to reported results to arrive at the pro forma results. Per share amounts in 2018 reflect the reduction in the U.S. Federal corporate income tax rate from 35% to 21%:

(pre-tax in millions, except per share amounts)	Three Months Ended March 31,		Per Diluted Share
	2018	2017	2018	2017
Aclara transaction costs incurred in the first quarter of 2018(1)	$10.3	$(10.3)	$0.15	$(0.14)
Aclara transaction costs incurred in the fourth quarter of 2017(1)	—	(7.1)	—	(0.11)
Intangible amortization and inventory step up(2)	1.6	(16.9)	0.02	(0.19)
Interest expense(3)	$(2.1)	$(7.2)	$(0.03)	$(0.08)

(1) Aclara transaction costs incurred in the first quarter of 2018 are presented in the pro-forma March 31, 2017 period. The pro-forma March 31, 2017 period also includes transaction costs incurred by the Company during the fourth quarter of 2017.

(2) Aclara intangible amortization and inventory step up amortization incurred in the first quarter of 2018 has been reclassified into the pro-forma March 31, 2017 period and increased to include three months of amortization expense. The pro-forma March 31, 2018 period includes three months of intangible amortization that would be incurred assuming the transaction had been completed on January 1, 2017.

(3) Interest expense incurred in the first quarter of 2018, reflecting two months recognized in the quarter from the date of the acquisition, has been reclassified into the pro-forma March 31, 2017 period and increased to include three months of interest expense. The pro-forma March 31, 2018 period includes three months of interest expense that would be incurred assuming the transaction had been completed on January 1, 2017.

The pro-forma results were calculated by combining the results of the Company with the stand-alone results of Aclara for the pre-acquisition periods, as described above:

	Three Months Ended March 31,
	2018	2017
Net sales	$1,037.9	$959.2
Net income attributable to Hubbell	$67.7	$39.5
Earnings Per Share:
Basic	$1.23	$0.71
Diluted	$1.22	$0.71

The unaudited supplemental pro-forma financial information does not reflect the actual performance of Aclara in the periods presented and does not reflect the potential realization of cost savings relating to the integration of the two companies. Further, the pro-forma data should not be considered indicative of the results that would have occurred if the acquisition and related financing had been consummated on January 1, 2017, nor are they indicative of future results.

HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents

NOTE 4 Segment Information

The Company's reporting segments consist of the Electrical segment and the Power segment. The Electrical segment comprises businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, connector and grounding products, light fixtures and controls, components and assemblies for the natural gas distribution market as well as other electrical and communication equipment, some of which is designed such that it can also be used in harsh and hazardous locations primarily in the oil, gas (onshore and offshore) and mining industries. These products are primarily sold to electrical distributors who then sell directly into the residential, non-residential, industrial, electrical transmission and distribution, and oil and gas end markets. The Electrical segment comprises three business groups, which have been aggregated as they have similar long-term economic characteristics, customers and distribution channels, among other factors. The Power segment primarily serves the electric utility industry and comprises a wide variety of electrical distribution, transmission, and substation products with high voltage applications as well as telecommunication products and smart infrastructure solutions. The Aclara businesses have been added to the Power segment and are intended to extend the segment's capabilities into smart automation technologies, accelerate ongoing innovations efforts to address utility customer demand for data and integrated solutions, and expand the segment's reach to a broader set of utility customers. See Note 1 – Basis of Presentation and Note 3 – Business Acquisitions in the Notes to Condensed Consolidated Financial Statements for additional information. The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2018	2017	2018	2017	2018	2017
Three Months Ended March 31,
Electrical	$618.1	$587.5	$61.2	$52.8	9.9%	9.0%
Power	373.1	264.8	38.4	55.0	10.3%	20.8%
TOTAL	$991.2	$852.3	$99.6	$107.8	10.0%	12.6%

NOTE 5 Inventories, net

Inventories, net are composed of the following (in millions):

	March 31, 2018	December 31, 2017
Raw material	$245.0	$190.0
Work-in-process	117.9	115.8
Finished goods	412.7	390.5
	775.6	696.3
Excess of FIFO over LIFO cost basis	(61.3)	(61.6)
TOTAL	$714.3	$634.7

HUBBELL INCORPORATED-Form 10-Q    13

Back to Contents

NOTE 6 Goodwill and Intangible Assets, net

Changes in the carrying values of goodwill for the three months ended March 31, 2018, were as follows (in millions):

	Segment
	Electrical	Power	Total
BALANCE DECEMBER 31, 2017	$717.6	$371.4	$1,089.0
Current year acquisitions (Note 3 – Business Acquisitions)	—	669.0	669.0
Foreign currency translation and prior year acquisitions	1.9	0.2	2.1
BALANCE MARCH 31, 2018	$719.5	$1,040.6	$1,760.1

In the first three months of 2018, the Company completed one acquisition (Aclara) that was added to the Power segment. This acquisition has been accounted for as a business combination and has resulted in the recognition of $669.0 million of goodwill. See Note 3 – Business Acquisitions in the Notes to Condensed Consolidated Financial Statements for additional information.

The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheet is as follows (in millions):

	March 31, 2018		December 31, 2017
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$206.5	$(52.2)	$151.4	$(50.1)
Customer/agent relationships and other	850.5	(169.2)	462.0	(156.7)
Total	$1,057.0	$(221.4)	$613.4	$(206.8)
Indefinite-lived:
Tradenames and other	53.9	—	53.8	—
TOTAL	$1,110.9	$(221.4)	$667.2	$(206.8)

Amortization expense associated with definite-lived intangible assets was $15.4 million and $8.5 million for the three months ended March 31, 2018 and 2017, respectively. Future amortization expense associated with these intangible assets is expected to be $56.7 million for the remainder of 2018, $77.8 million in 2019, $76.2 million in 2020, $74.5 million in 2021, $66.1 million in 2022, and $59.5 million in 2023.

HUBBELL INCORPORATED-Form 10-Q    14

Back to Contents

NOTE 7 Other Accrued Liabilities

Other accrued liabilities are composed of the following (in millions):

	March 31, 2018	December 31, 2017
Customer program incentives	$27.0	$41.2
Accrued income taxes	29.8	27.5
Contract liabilities - deferred revenue	17.5	10.2
Customer refund liability	17.5	—
Accrued warranties	30.4	14.0
Other	88.7	82.0
TOTAL	$210.9	$174.9

NOTE 8 Other Non-Current Liabilities

Other non-current liabilities are composed of the following (in millions):

	March 31, 2018	December 31, 2017
Pensions	$212.7	$213.2
Other post-retirement benefits	24.6	24.6
Deferred tax liabilities	95.3	23.7
Accrued warranties long-term	26.7	—
Other	135.9	118.0
TOTAL	$495.2	$379.5

HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents

NOTE 9 Total Equity

Total equity is composed of the following (in millions, except per share amounts):

	March 31, 2018	December 31, 2017
Common stock, $.01 par value:
Common Stock – authorized 200.0 shares; issued and outstanding 54.8 and 54.9 shares	$0.6	$0.6
Additional paid-in capital	10.2	11.0
Retained earnings	1,908.9	1,892.4
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(174.5)	(176.5)
Cumulative translation adjustment	(82.1)	(91.9)
Unrealized gain (loss) on investment, net of tax	(0.9)	(0.6)
Cash flow hedge gain (loss), net of tax	(0.2)	(0.8)
Total Accumulated other comprehensive loss	(257.7)	(269.8)
Hubbell shareholders’ equity	1,662.0	1,634.2
Noncontrolling interest	16.5	13.7
TOTAL EQUITY	$1,678.5	$1,647.9

A summary of the changes in equity for the three months ended March 31, 2018 and 2017 is provided below (in millions):

	Three Months Ended March 31,
	2018			2017
	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity
EQUITY, JANUARY 1	$1,634.2	$13.7	$1,647.9	$1,592.8	$10.4	$1,603.2
Total comprehensive income	70.4	1.5	71.9	76.3	1.1	77.4
Stock-based compensation	5.1	—	5.1	4.2	—	4.2
ASC 606 adoption to retained earnings	0.6	—	0.6	—	—	—
Repurchase/surrender of shares of common stock	(6.1)	—	(6.1)	(55.9)	—	(55.9)
Issuance of shares related to directors’ deferred compensation, net	0.1	—	0.1	0.1	—	0.1
Dividends to noncontrolling interest	—	(1.1)	(1.1)	—	(1.4)	(1.4)
Aclara noncontrolling interest	—	2.4	2.4	—	—	—
Cash dividends declared	(42.3)	—	(42.3)	(38.8)	—	(38.8)
EQUITY, MARCH 31	$1,662.0	$16.5	$1,678.5	$1,578.7	$10.1	$1,588.8

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statement of Comprehensive Income.

HUBBELL INCORPORATED-Form 10-Q    16

Back to Contents

NOTE 10 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the three months ended March 31, 2018 is provided below (in millions):

(debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2017	$(0.8)	$(0.6)	$(176.5)	$(91.9)	$(269.8)
Other comprehensive income (loss) before reclassifications	0.4	(0.3)	—	9.8	9.9
Amounts reclassified from accumulated other comprehensive loss	0.2	—	2.0	—	2.2
Current period other comprehensive income (loss)	0.6	(0.3)	2.0	9.8	12.1
BALANCE AT MARCH 31, 2018	$(0.2)	$(0.9)	$(174.5)	$(82.1)	$(257.7)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$—	$—		Net sales
	(0.2)	(0.1)		Cost of goods sold
	(0.2)	(0.1)		Total before tax
	—	—		Tax benefit (expense)
	$(0.2)	$(0.1)		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.2	$0.2	(a)
Actuarial gains/(losses)	(2.8)	(2.8)	(a)
	(2.6)	(2.6)		Total before tax
	0.6	0.9		Tax benefit (expense)
	$(2.0)	$(1.7)		Gain (loss) net of tax
Losses reclassified into earnings	$(2.2)	$(1.8)		Gain (loss) net of tax

(a)
These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 12 – Pension and Other Benefits in the Notes to Condensed Consolidated Financial Statements for additional details).

HUBBELL INCORPORATED-Form 10-Q    17

Back to Contents

NOTE 11 Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Service-based and performance-based restricted stock awards granted by the Company are considered participating securities as these awards contain a non-forfeitable right to dividends.

The following table sets forth the computation of earnings per share for the three months ended March 31, 2018 and 2017 (in millions, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income attributable to Hubbell	$58.3	$62.8
Less: Earnings allocated to participating securities	(0.2)	(0.2)
Net income available to common shareholders	$58.1	$62.6
Denominator:
Average number of common shares outstanding	54.7	55.2
Potential dilutive common shares	0.4	0.4
Average number of diluted shares outstanding	55.1	55.6
Earnings per share:
Basic	$1.06	$1.13
Diluted	$1.05	$1.13

The Company did not have outstanding any significant anti-dilutive securities during the three months ended March 31, 2018 and 2017.

HUBBELL INCORPORATED-Form 10-Q    18

Back to Contents

NOTE 12 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three months ended March 31, 2018 and 2017 (in millions):

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Three Months Ended March 31,
Service cost	$1.1	$1.5	$—	$—
Interest cost	8.6	9.2	0.2	0.3
Expected return on plan assets	(8.5)	(8.5)	—	—
Amortization of prior service cost	—	—	(0.2)	(0.2)
Amortization of actuarial losses	2.8	2.8	—	—
NET PERIODIC BENEFIT COST	$4.0	$5.0	$—	$0.1

Employer Contributions

Although not required by ERISA and the Internal Revenue Code, the Company may elect to make a voluntary contribution to its qualified domestic defined benefit pension plan in 2018. The Company anticipates making required contributions of approximately $1.9 million to its foreign pension plans during 2018, of which $0.5 million has been contributed through March 31, 2018.

NOTE 13 Guarantees

The Company records a liability equal to the fair value of guarantees in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of March 31, 2018 and December 31, 2017, the fair value and maximum potential payment related to the Company’s guarantees were not material.

The Company offers product warranties that cover defects on most of its products. These warranties primarily apply to products that are properly installed, maintained and used for their intended purpose. The Company accrues estimated warranty costs at the time of sale. Estimated warranty expenses, recorded in cost of goods sold, are based upon historical information such as past experience, product failure rates, or the estimated number of units to be repaired or replaced. Adjustments are made to the product warranty accrual as claims are incurred, additional information becomes known, or as historical experience indicates.

Changes in the accrual for product warranties during the three months ended March 31, 2018 and 2017 are set forth below (in millions):

	2018	2017
BALANCE AT JANUARY 1,	$14.0	$13.8
Provision(a)	3.2	2.7
Expenditures/other	(4.5)	(2.1)
Acquisitions(b)	44.4	—
BALANCE AT MARCH 31,	$57.1	$14.4
(a) Refer to Note 7 – Other Accrued Liabilities and Note 8 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.
(b) The acquisition amount disclosed relates to the Aclara acquisition. Refer to Note 3 – Business Acquisitions for additional information.

HUBBELL INCORPORATED-Form 10-Q    19

Back to Contents

NOTE 14 Fair Value Measurement

Investments

At March 31, 2018 and December 31, 2017, the Company had $57.1 million and $58.4 million, respectively, of available-for-sale securities, consisting of municipal bonds classified in Level 2 of the fair value hierarchy and an investment in the redeemable preferred stock of a privately-held electrical utility substation security provider classified in Level 3 of the fair value hierarchy. The Company also had $14.9 million of trading securities at March 31, 2018 and $13.8 million at December 31, 2017 that are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

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

Level 3 – Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions.

HUBBELL INCORPORATED-Form 10-Q    20

Back to Contents

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at March 31, 2018 and December 31, 2017 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
March 31, 2018
Money market funds(a)	$55.8	$—	$—	$55.8
Available for sale investments	—	53.0	4.1	57.1
Trading securities	14.9	—	—	14.9
Deferred compensation plan liabilities	(14.9)	—	—	(14.9)
Derivatives:
Forward exchange contracts-Assets(b)	—	0.5	—	0.5
Forward exchange contracts-(Liabilities)(c)	—	(0.3)	—	(0.3)
TOTAL	$55.8	$53.2	$4.1	$113.1

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
December 31, 2017
Money market funds(a)	$126.9	$—	$—	$126.9
Available for sale investments	—	54.3	4.1	58.4
Trading securities	13.8	—	—	13.8
Deferred compensation plan liabilities	(13.8)	—	—	(13.8)
Derivatives:
Forward exchange contracts-Assets(b)	—	0.2	—	0.2
Forward exchange contracts-(Liabilities)(c)	—	(0.7)	—	(0.7)
TOTAL	$126.9	$53.8	$4.1	$184.8
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

During the three months ended March 31, 2018 there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. There were also no transfers in or out of Level 3 during that period.

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During the three months ended March 31, 2018 and 2017, the Company purchased $1.6 million of trading securities related to these deferred compensation plans. As a result of participant distributions, the Company sold $0.4 million of these trading securities during the three months ended March 31, 2018 and $0.3 million during the three months ended March 31, 2017. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

HUBBELL INCORPORATED-Form 10-Q    21

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

In 2018 and 2017, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge exposure to fluctuating rates of exchange for both anticipated inventory purchases and forecasted sales by its subsidiaries that transact business in Canada. As of March 31, 2018, the Company had 43 individual forward exchange contracts for an aggregate notional amount of $37.0 million, having various expiration dates through March 2019. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

The following table summarizes the results of cash flow hedging relationships for the three months ended March 31, 2018 and 2017 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Income (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings Effective Portion (net of tax)
Derivative Instrument	2018	2017	(Effective Portion)	2018	2017
Forward exchange contract	$0.4	$(0.2)	Net sales	$—	$—
			Cost of goods sold	$(0.2)	$(0.1)

Hedge ineffectiveness was immaterial with respect to the forward exchange cash flow hedges during the three months ended March 31, 2018 and 2017.

Long Term Debt

As of March 31, 2018 and December 31, 2017, the estimated fair value of the long-term debt was $1,920.6 million and $1,013.2 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

NOTE 15 Commitments and Contingencies

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

HUBBELL INCORPORATED-Form 10-Q    22

Back to Contents

NOTE 16 Restructuring Costs and Other

In the three months ended March 31, 2018, we incurred costs for restructuring actions initiated in 2018 as well as costs for restructuring actions initiated in the prior year. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions and the sale or exit of business units we determine to be non-strategic. Restructuring costs include severance and employee benefits, asset impairments, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash, and a liability associated with the withdrawal from a multi-employer pension plan. The withdrawal liability may be settled either in periodic payments over approximately 19 years, or in a lump sum, subject to negotiation.

Pre-tax restructuring costs incurred in each of our reporting segments and the location of the costs in the Condensed Consolidated Statement of Income for the three months ended March 31, 2018 and 2017 is as follows (in millions):

	Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017
	Cost of goods sold		Selling & administrative expense		Total
Electrical Segment	$0.8	$3.7	$(0.1)	$1.0	$0.7	$4.7
Power Segment	—	0.5	—	0.3	—	0.8
Total Pre-Tax Restructuring Costs	$0.8	$4.2	$(0.1)	$1.3	$0.7	$5.5

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/18	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 3/31/2018
2018 Restructuring Actions
Severance	$—	$0.2	$—	$0.2
Asset write-downs	—	—	—	—
Facility closure and other costs	—	0.1	—	0.1
Total 2018 Restructuring Actions	$—	$0.3	$—	$0.3
2017 and Prior Restructuring Actions
Severance	$5.4	$(0.2)	$(1.0)	$4.2
Asset write-downs	—	—	—	—
Facility closure and other costs(a)	15.5	0.6	(1.7)	14.4
Total 2017 and Prior Restructuring Actions	$20.9	$0.4	$(2.7)	$18.6
Total Restructuring Actions	$20.9	$0.7	$(2.7)	$18.9
(a) Facility closure and other costs as of 1/1/18 and 3/31/18 include a liability of approximately $12.5 million associated with the withdrawal from a multi-employer pension plan as a result of a restructuring action.

HUBBELL INCORPORATED-Form 10-Q    23

Back to Contents

The actual costs incurred and total expected cost of our on-going restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2017	Costs incurred during first three months of 2018	Remaining costs at 3/31/2018
2018 Restructuring Actions
Electrical Segment	$4.2	$—	$0.2	$4.0
Power Segment	0.1	—	0.1	—
Total 2018 Restructuring Actions	$4.3	$—	$0.3	$4.0
2017 and Prior Restructuring Actions
Electrical Segment	$19.7	$16.9	$0.5	$2.3
Power Segment	3.8	3.4	(0.1)	0.5
Total 2017 and Prior Restructuring Actions	$23.5	$20.3	$0.4	$2.8
Total Restructuring Actions	$27.8	$20.3	$0.7	$6.8

HUBBELL INCORPORATED-Form 10-Q    24

Back to Contents

NOTE 17 Long Term Debt and Financing Arrangements

Long-term debt consists of the following (in millions):

	Maturity	March 31, 2018	December 31, 2017
Senior notes at 3.625%	2022	$298.0	$297.9
Senior notes at 3.35%	2026	394.6	394.4
Senior notes at 3.15%	2027	294.9	294.8
Senior notes at 3.50%	2028	442.8	—
Term loan, net of current portion of $25 million	2023	472.9	—
TOTAL LONG-TERM DEBT (a)		$1,903.2	$987.1
(a) Long-term debt is presented net of debt issuance costs and unamortized discounts.

In February 2018, the Company completed a public offering of $450 million of senior, unsecured, notes maturing in February 2028 and bearing interest at a fixed rate of 3.50% (the "2028 Notes"). Net proceeds from the issuance were $442.6 million after deducting the discount on the notes and offering expenses paid by the Company. The 2028 Notes are callable at any time at specific prices and are only subject to accelerated payment prior to maturity upon customary events of a default under the indenture governing the 2028 Notes, as modified by the supplemental indenture creating such notes, or upon a change in control triggering event as defined in such indenture.

In January 2018, the Company entered into a Term Loan Agreement (the "Term Loan Agreement") with a syndicate of lenders. The Term Loan Agreement provided the Company, with the ability to borrow, in a single borrowing on the Aclara acquisition date, up to $500 million on an unsecured basis to partially finance the Aclara acquisition (the "Term Loan"). On February 2, 2018, the Company borrowed $500 million under the Term Loan Agreement. The interest rate applicable to borrowings under the Term Loan Agreement is generally either adjusted LIBOR plus an applicable margin (determined by reference to a ratings based grid) or the alternate base rate. Borrowings under the Term Loan Agreement will amortize in equal quarterly installments of 5% per year in year one, 5% per year in year two, 7.5% per year in year three, 10% per year in year four, 10% per year in year five, and any remaining borrowings under the Term Loan Agreement are due and payable in full in February 2023. The sole financial covenant in the Term Loan Agreement requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company. The Company was in compliance with this covenant as of March 31, 2018.

In January 2018, the Company entered into a new five-year revolving credit agreement (the "2018 Credit Facility") with a syndicate of lenders that provides a $750 million committed revolving credit facility. In connection with the acquisition of Aclara, the Company terminated all commitments under the Company's previous 2015 credit facility. Commitments under the 2018 Credit Facility may be increased to an aggregate amount not to exceed $1.250 billion. The interest rate applicable to borrowings under the 2018 Credit Facility is generally either adjusted LIBOR plus an applicable margin (determined by reference to a ratings based grid) or the alternate base rate. The 2018 Credit Facility expires in February 2023. The sole financial covenant in the 2018 Credit Facility requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company. The Company was in compliance with this covenant as of March 31, 2018. As of March 31, 2018, the 2018 Credit Facility was undrawn.

At December 31, 2017, the Company had $68.1 million of short-term debt outstanding. The Company had $177.5 million short-term debt outstanding at March 31, 2018, which consisted primarily of commercial paper.

HUBBELL INCORPORATED-Form 10-Q    25

Back to Contents

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, the United Kingdom, Brazil, Australia, Spain and Ireland. The Company also participates in joint ventures in Taiwan, Hong Kong and the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company had approximately 19,300 employees worldwide as of March 31, 2018.

The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for the three months ended March 31, 2018 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

The Company's long-term strategy is to serve its customers with reliable and innovative electrical and related infrastructure solutions with desired brands, high-quality service, and delivered through a competitive cost structure; to complement organic revenue growth with acquisitions that enhance its product offerings; and to allocate capital effectively to create shareholder value.

Our strategy to complement organic revenue growth with acquisitions is focused on acquiring assets that extend our capabilities, expand our product offerings, and present opportunities to compete in core, adjacent or complementary markets. Our acquisition strategy is also designed to provide the opportunity to advance our revenue growth objectives during periods of weakness or inconsistency in our end-markets.

Our strategy to deliver products through a competitive cost structure has resulted in restructuring and related activities. Our restructuring and related efforts include the consolidation of manufacturing and distribution facilities, workforce actions, as well as streamlining and consolidating our back-office functions. Beginning in the fourth quarter of 2014, our restructuring and related activities increased and continued at heightened levels through 2017. We expect that our restructuring programs and activities will continue in 2018 and future years, however at a lower and more consistent run-rate of costs and savings as compared to prior periods. The primary objectives of our restructuring and related activities are to optimize our manufacturing footprint, cost structure, and effectiveness and efficiency of our workforce.

Productivity improvement also continues to be a key area of focus for the Company and efforts to drive productivity work with our restructuring and related activities to minimize the impact of rising material costs and administrative cost inflation. Material costs are approximately two-thirds of our cost of goods sold therefore volatility in this area can significantly affect profitability. Our goal is to have pricing and productivity programs that offset material and other inflationary cost increases as well as pay for investments in key growth areas.

Productivity programs affect virtually all functional areas within the Company by reducing or eliminating waste and improving processes. We continue to expand our efforts surrounding global product and component sourcing and supplier cost reduction programs. Value engineering efforts, product transfers and the use of lean process improvement techniques are expected to continue to increase manufacturing efficiency. In addition, we continue to build upon the benefits of our enterprise resource planning system across all functions.

Acquisition of Aclara

On February 2, 2018, the Company acquired Aclara for approximately $1.1 billion. Aclara is a leading global supplier of smart infrastructure solutions for electric, gas, and water utilities, with advanced metering solutions and grid monitoring sensor technology, as well as leading software-enabled installation services. The acquisition extends the Power segment's capabilities into smart automation technologies, accelerates ongoing innovation efforts to address utility customer demand for data and integrated solutions, and expands the segment's reach to a broader set of utility customers.

For additional information about the Aclara acquisition, refer to Note 3 — Business Acquisitions in the Notes to the Condensed Consolidated Financial Statements as well as the Company's current reports on Form 8-K filed on December 26, 2017 and February 5, 2018, as amended by the Company's Form 8-K/A filed on April 19, 2018.

HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents

Results of Operations – First Quarter of 2018 compared to the First Quarter of 2017

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended March 31,
	2018	% of Net sales	2017	% of Net sales
Net sales	$991.2		$852.3
Cost of goods sold	708.3	71.5%	589.7	69.2%
Gross profit	282.9	28.5%	262.6	30.8%
Selling & administrative ("S&A") expense	183.3	18.5%	154.8	18.2%
Operating income	99.6	10.0%	107.8	12.6%
Net income attributable to Hubbell	58.3	5.9%	62.8	7.4%
EARNINGS PER SHARE – DILUTED	$1.05		$1.13

In the following discussion of results of operations, we refer to "adjusted" operating measures. We believe those adjusted measures, which exclude the impact of certain costs, may provide investors with useful information regarding our underlying performance from period to period and allow investors to understand our results of operations without regard to items we do not consider a component of our core operating performance. Management uses these adjusted measures when assessing the performance of the business.

Effective with results of operations reported in the first quarter of 2018, "adjusted" operating measures no longer exclude restructuring and related costs, as these costs and the related savings are expected to return to a more consistent annual run-rate in 2018, and therefore no longer affect the comparability of our underlying performance from period to period. For comparability, all prior period "adjusted" operating measures have been updated to reflect this change in definition.

Our adjusted operating measures will exclude, in the periods where applicable, the following items, as shown in the reconciliations to the comparable GAAP measures that follow.

Aclara acquisition-related and transaction costs

Aclara acquisition-related costs include the amortization of identified intangible assets and inventory step-up amortization expense. In the first quarter of 2018, Aclara acquisition-related costs were $13.2 million pre-tax, of which $10.7 million is recognized in Cost of sales and $2.5 million in S&A expense. Aclara transaction costs are primarily for professional services and other fees incurred to complete the acquisition as well as bridge financing costs recognized in interest expense in connection with the transaction. In the first quarter of 2018, Aclara transaction costs were $10.3 million pre-tax, of which $8.7 million was recognized in S&A expense and $1.6 million was recognized in interest expense. The effect of transaction costs relating to the Aclara acquisition is substantially complete as of March 31, 2018. See Note 3 — Business Acquisitions in the Notes to Condensed Consolidated Financial Statements for additional information and further discussion of Aclara acquisition-related and transaction costs. Only a portion of the Aclara transaction costs are expected to be tax deductible.

Income tax expense associated with U.S. tax reform

In the fourth quarter of 2017, our consolidated results of operations included approximately $57 million of income tax expense associated with the TCJA. As provided by SAB 118 (See Note 1 — Basis of Presentation in the Notes to Condensed Consolidated Financial Statements), in the fourth quarter of 2017, the Company included a provisional amount with respect to the deemed repatriation provisions of the TCJA, the revaluation of U.S. deferred taxes and the U.S. and foreign tax costs associated with anticipated remittances related to certain of our outside basis differences.  We also included provisional amounts with respect to those states with current conformity to the Internal Revenue Code. During the measurement period (as defined in Note 1 — Basis of Presentation in the Notes to Condensed Consolidated Financial Statements), additional provisional amounts and adjustments to prior provisional amounts will be required as further guidance is issued and information is obtained, prepared and analyzed. These additional provisional amounts or adjustments to prior provisional amounts may be material.

Loss on the early extinguishment of debt

Our consolidated results of operations in the third quarter of 2017 included a $10.1 million pre-tax loss on the early extinguishment of long-term debt from the redemption of all of our $300 million outstanding long-term unsecured, senior notes that were scheduled to mature in 2018.

HUBBELL INCORPORATED-Form 10-Q    27

Back to Contents

The following table reconciles our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	Three Months Ended March 31,
	2018	% of Net sales	2017	% of Net sales
Gross profit (GAAP measure)	$282.9	28.5%	$262.6	30.8%
Acquisition-related costs	10.7		—
Adjusted gross profit	$293.6	29.6%	$262.6	30.8%

S&A expenses (GAAP measure)	$183.3	18.5%	$154.8	18.2%
Acquisition-related and transaction costs	11.2		—
Adjusted S&A expenses	$172.1	17.4%	$154.8	18.2%

Operating income (GAAP measure)	$99.6	10.0%	$107.8	12.6%
Acquisition-related and transaction costs	21.9		—
Adjusted operating income	$121.5	12.3%	$107.8	12.6%

Net income attributable to Hubbell (GAAP measure)	$58.3		$62.8
Acquisition-related and transaction costs, net of tax	18.6		—
Adjusted net income attributable to Hubbell	$76.9		$62.8
Less: Earnings allocated to participating securities	(0.3)		(0.2)
Adjusted net income available to common shareholders	$76.6		$62.6
Average number of diluted shares outstanding	55.1		55.6
ADJUSTED EARNINGS PER SHARE – DILUTED	$1.39		$1.13

Net Sales

Net sales of $991.2 million in the first quarter of 2018 increased sixteen percent compared to the first quarter of 2017 due to the contribution of net sales from acquisitions and higher organic volume. Acquisitions added thirteen percentage points to net sales primarily from the acquisition of Aclara, and organic volume contributed three percentage points. Foreign exchange was a benefit to net sales as compared to the prior year quarter, by less than a percentage point.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold increased by 230 basis points to 71.5% in the first quarter of 2018 as compared to 69.2% in the first quarter of 2017, which increase was driven by $10.7 million of Aclara acquisition-related costs in the current quarter, price and material cost headwinds, as well as a dilutive effect from acquisitions. The dilutive effect of acquisitions reflects our investment in Internet of Things ("IoT") capabilities and the addition of the operating results of Aclara. The unfavorable impact of these items was partially offset by productivity gains in excess of cost inflation.

Gross Profit

Gross profit margin declined by 230 basis points to 28.5% in the first quarter of 2018, driven by costs of good sold discussed above. Excluding Aclara acquisition-related costs, the adjusted gross profit margin was 29.6% in the first quarter of 2018 as compared to 30.8% in the first quarter of 2017.

Selling & Administrative Expenses

S&A expense in the first quarter of 2018 was $183.3 million and increased by $28.5 million as compared to the first quarter of 2017, primarily due to the addition of S&A costs of Aclara, including $11.2 million (or approximately 120 basis points) of Aclara acquisition-related and transaction costs. S&A expense as a percentage of net sales increased by 30 basis points to 18.5% in the first quarter of 2018. Excluding Aclara Acquisition-related and transaction costs, adjusted S&A expense as a percentage of net sales declined by 80 basis points to 17.4% in the first quarter of 2018 primarily due to a benefit from higher net sales volume.

HUBBELL INCORPORATED-Form 10-Q    28

Back to Contents

Total Other Expense

Total other expense increased by $6.9 million in the first quarter of 2018 to $23.8 million primarily due to interest expense from the issuance of the $450 million 2028 Notes and placement of the $500 million Term Loan each in the first quarter of 2018 to finance the Aclara acquisition.

Income Taxes

The effective tax rate in the first quarter of 2018 decreased to 21.1% from 29.7% in the first quarter of 2017. The decrease is primarily attributable to the enactment of the TCJA on December 22, 2017, which reduced the Federal income tax rate from 35% to 21% as well as a favorable impact from the income tax effects of share-based awards.

As permitted by SAB 118, the Company recognized provisional amounts in the fourth quarter of 2017, to account for specific income tax effects of the TCJA for which a reasonable estimate could be determined and did not include amounts for income tax effects of the TCJA for which a reasonable estimate could not be determined. During the measurement period (as defined in Note 1 — Basis of Presentation in the Notes to Condensed Consolidated Financial Statements), additional provisional amounts and adjustments to prior recorded provisions will be required as further guidance is issued and information is obtained, prepared and analyzed. These additional provisional amounts or adjustments to prior provisional amounts may be material.

The Company did not record any material adjustments in the first quarter of 2018 related to these provisional amounts or include additional provisional amounts for which a reasonable estimate was not able to be determined as we continue to obtain, prepare, and analyze information and evaluate legislative and authoritative guidance being issued. The prior provisional amounts recorded included an estimate of the income tax effects of a repatriation of foreign cash in the first quarter of 2018.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell was $58.3 million the first quarter of 2018 and decreased seven percent as compared to the first quarter of 2017, primarily as a result of the Aclara acquisition-related and transaction costs. Excluding Aclara acquisition-related and transaction costs, adjusted net income attributable to Hubbell was $76.9 million in the first quarter of 2018 and increased twenty two percent compared to the first quarter of 2017. The increase reflects higher adjusted operating income and the benefit of a lower effective tax rate, offset partially by higher interest expense. Earnings per diluted share in the first quarter of 2018 decreased seven percent as compared to the first quarter of 2017. Adjusted earnings per diluted share in the first quarter of 2018 increased twenty-three percent as compared to the first quarter of 2017 and reflects higher adjusted net income as well as a decline in the average number of diluted shares outstanding of 0.5 million as compared to the same period of the prior year.

Segment Results

ELECTRICAL

	Three Months Ended March 31,
(In millions)	2018	2017
Net sales	$618.1	$587.5
Operating income	$61.2	$52.8
Operating margin	9.9%	9.0%

Net sales in the Electrical segment in the first quarter of 2018 were $618.1 million, up five percent as compared to the first quarter of 2017 due to three percentage points of net sales growth from higher organic volume, including the impact of pricing headwinds, one percentage point contributed by acquisitions and a one percentage point increase from foreign exchange.

Within the segment, the aggregate net sales of our Commercial and Industrial and Construction and Energy business groups increased by ten percentage points, due to six percentage points of organic growth, three percentage points of net sales growth from acquisitions, and a one percentage point increase from foreign exchange. Organic net sales growth of these businesses was driven primarily by our products serving the energy-related and industrial markets as well as the non-residential and residential construction markets. Net sales of our Lighting business group decreased three percent in the first quarter of 2018 with two percentage points of decline from volume and one percentage point from pricing headwinds. Within the Lighting business group, net sales of residential lighting products increased by four percent, while net sales of commercial and industrial lighting products declined by five percentage points, including a one percentage point headwind from pricing.

HUBBELL INCORPORATED-Form 10-Q    29

Back to Contents

Operating income in the Electrical segment for the first quarter of 2018 was $61.2 million and increased sixteen percent compared to the first quarter of 2017. Operating margin in the first quarter of 2018 increased by 90 basis points to 9.9% as compared to the same period of 2017. The increase in operating margin is primarily due to gains from productivity initiatives in excess of cost inflation, as well as from incremental earnings on higher net sales volume, partially offset by price and material cost headwinds and acquisitions. Acquisitions reduced operating margin by approximately 90 basis points in the first three months of 2018, and includes our investment in IoT capabilities.

POWER

	Three Months Ended March 31,
(In millions)	2018	2017
Net sales	$373.1	$264.8
Operating income	$38.4	$55.0
Aclara acquisition-related and transaction costs	21.9	—
Adjusted operating income	$60.3	$55.0
Operating margin	10.3%	20.8%
Adjusted operating margin	16.2%	20.8%

Net sales in the Power segment in the first quarter of 2018 were $373.1 million, up forty-one percent as compared to the first quarter of 2017 primarily due to the addition of net sales of the Aclara business as well as higher organic volume. Acquisitions contributed thirty-eight percentage points to net sales growth and higher volume contributed three percentage points driven by growth in the distribution and transmission markets.

First quarter 2018 reported operating income for the Power segment includes acquisition-related and transaction costs that contributed to a thirty percent decrease to $38.4 million. Operating margin in the first quarter of 2018 decreased to 10.3% as compared to 20.8% the same period of 2017. The decrease in operating income and margin reflects the impact of $21.9 million (or approximately 6 points) of Aclara acquisition-related and transaction costs in the first quarter of 2018 as well as headwinds from material costs, net of pricing actions. The operating results of the Aclara business (before acquisition-related and transaction costs) were approximately 2 points dilutive to operating margin in the first quarter of 2018. Excluding acquisition-related and transaction costs, the adjusted operating margin decreased by 460 basis points to 16.2% in the first quarter of 2018.

Outlook

2018

In 2018, we expect aggregate growth across our end markets of approximately two to four percent and that our new product development initiatives will drive our net sales results to modestly out-perform end-market expectations. Our end-market growth expectations include five to seven percent growth in the oil and gas market, two to four percent growth in the electrical transmission and distribution, industrial, and residential markets, and one to three percent growth in the non-residential market. We expect acquisitions to contribute approximately 15% to net sales growth in 2018, including net sales growth from the acquisition of Aclara.

With our strong financial position and cash flows provided by operating activities, we expect to continue to enhance shareholder value through capital deployment. We expect free cash flow (defined as cash flows from operating activities less capital expenditures) to be greater than net income attributable to Hubbell in 2018.

HUBBELL INCORPORATED-Form 10-Q    30

Back to Contents

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Three Months Ended March 31,
(In millions)	2018	2017
Net cash provided by (used in):
Operating activities	$(0.4)	$62.9
Investing activities	(1,139.8)	(32.8)
Financing activities	975.0	(94.1)
Effect of foreign currency exchange rate changes on cash and cash equivalents	6.5	7.4
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(158.7)	$(56.6)

Cash used by operating activities for the three months ended March 31, 2018 was $0.4 million compared to cash provided by operating activities of $62.9 million for the same period in 2017 primarily due to higher cash usage for net working capital, withholding taxes related to the repatriation of foreign cash and Aclara related items, including cash payments for transaction costs.

Cash used for investing activities was $1,139.8 million in the three months ended March 31, 2018 compared to cash used of $32.8 million during the comparable period in 2017 and primarily reflects the cash used for the Aclara acquisition in 2018.

Cash provided by financing activities was $975.0 million in the three months ended March 31, 2018 as compared to cash used of $94.1 million during the comparable period of 2017. The change in cash flows from financing activities reflects the proceeds of the $450 million public debt offering in February 2018 and $500 million Term Loan issued in February 2018.

The favorable impact of foreign currency exchange rates on cash was $6.5 million in the three months ended March 31, 2018 and is primarily related to weakness in the U.S dollar versus the British Pound, Mexican Peso and Canadian Dollar in the three months ended March 31, 2018.

Investments in the Business

Investments in our business include cash outlays for the acquisition of businesses as well as expenditures to maintain the operation of our equipment and facilities and invest in restructuring activities.

In February 2018, the Company completed the acquisition of Aclara for approximately $1.1 billion in an all-cash transaction. Aclara has been added to the Power segment. To fund the Aclara acquisition, on February 2, 2018 the Company borrowed $500 million under a Term Loan Agreement with a syndicate of lenders, issued $450 million of unsecured, senior notes maturing in 2028, and the remaining purchase price and transaction expenses were funded with commercial paper. Refer to Note 17 — Long-Term Debt and Financing Arrangements in the Notes to Condensed Consolidated Financial Statements for additional information.

Beginning in the fourth quarter of 2014, our restructuring and related activities increased and continued at heightened levels through 2017, primarily to align our cost structure with the needs of our business and also in response to weakness in certain of our end markets. As a result of those restructuring and related actions we have exited a total of 28 manufacturing and warehousing facilities. We expect our restructuring programs and activities will continue in 2018 and future years, however at a lower and more consistent run-rate of cost and savings as compared to those recently heightened levels.

In connection with our restructuring and related actions we have incurred restructuring costs, which are primarily severance and employee benefits, asset impairments, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These restructuring costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash. Restructuring costs in 2016 also included a $12.5 million charge to recognize a liability associated with the withdrawal from a multi-employer pension plan, which is to be settled in periodic payments over approximately 19 years or in a lump sum, subject to negotiation.

HUBBELL INCORPORATED-Form 10-Q    31

Back to Contents

The table below presents the restructuring costs incurred in the first three months of 2018, additional expected restructuring costs and the expected completion date (in millions):

	Costs incurred in the three months ended March 31, 2018	Additional expected costs	Expected completion date
2018 Restructuring Actions	$0.3	$4.0	2018
2017 and Prior Restructuring Actions (a)	0.4	2.8	2018
Total	$0.7	$6.8
(a) Additional expected costs does not include any potential future liability, in excess of amounts already recognized in 2016, associated with the withdrawal from the multi-employer pension plan referred to in the preceding paragraph. Additional information about the withdrawal liability associated with that multi-employer plan is included in Note 10 — Retirement Benefits in the Notes to Consolidated Financial Statements in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2017.

During the first three months of 2018, we invested $22.0 million for capital expenditures, an increase of $8.4 million from the comparable period of 2017 as we made higher investments in facilities and equipment during 2018 to support our continuing focus on productivity.

Stock Repurchase Program

On October 20, 2017, the Board of Directors approved a new stock repurchase program (the “October 2017 program”) that authorized the repurchase of up to $400 million of Common Stock and expires on October 20, 2020. As of March 31, 2018, $400 million remains authorized for repurchases under the October 2017 program. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At March 31, 2018 and December 31, 2017, the Company had $1,903.2 million and $987.1 million, respectively, of long-term debt, net of unamortized discount and the unamortized balance of capitalized debt issuance costs. At March 31, 2018 the Company also had $25.0 million of long-term debt classified as short-term on the Condensed Consolidated Balance Sheets, reflecting maturities within the next twelve months.

At December 31, 2017 long-term debt consisted of unsecured, senior notes in principal amounts of $300 million due in 2022 (the "2022 Notes"), $400 million due in 2026 (the "2026 Notes"), and $300 million due in 2027 (the "2027 Notes").

In February 2018, the Company completed a public debt offering of $450 million principal amount of unsecured, senior notes maturing in February 2028 and bearing interest at a fixed rate of 3.50% (the "2028 Notes"). Net proceeds from the issuance were $442.6 million after deducting the discount on the notes and offering expenses paid by the Company.

The 2022 Notes, 2026 Notes, 2027 Notes and 2028 Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary event of default under the indenture governing such Notes, as modified by the supplemental indentures creating such notes, or upon a change in control triggering event as defined in such indenture. The Company was in compliance with all non-financial covenants as of March 31, 2018.

On January 31, 2018, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with a syndicate of lenders. The Term Loan Agreement provided the Company, with the ability to borrow, in a single borrowing on the Aclara acquisition date, up to $500 million on an unsecured basis to partially finance the Aclara acquisition (the "Term Loan"). On February 2, 2018, the Company borrowed $500 million under the Term Loan Agreement to fund the acquisition. The interest rate applicable to borrowings under the Term Loan Agreement is generally either adjusted LIBOR plus an applicable margin (determined by reference to a ratings based grid) or the alternate base rate. Borrowings under the Term Loan Agreement will amortize in equal quarterly installments of 5% per year in year one, 5% per year in year two, 7.5% per year in year three, 10% per year in year four, 10% per year in year five, and any remaining borrowings under the Term Loan Agreement are due and payable in full in February 2023. Pursuant to that loan amortization schedule, $25.0 million of borrowings under the Term Loan are classified as short-term within current liabilities on the March 31, 2018 Condensed Consolidated Balance Sheets. The sole financial covenant in the Term Loan Agreement requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company.

HUBBELL INCORPORATED-Form 10-Q    32

Back to Contents

At March 31, 2018 and December 31, 2017, the Company had $177.5 million and $68.1 million, respectively, of short-term debt outstanding as follows:

◦
There was $149.0 million and $63.0 million of commercial paper borrowings outstanding at March 31, 2018 and December 31, 2017, respectively. The commercial paper borrowings outstanding as of March 31, 2018 were used to partially fund the Aclara acquisition.

◦	As of March 31, 2018, there was $25.0 million of long-term debt classified as short-term, reflecting maturities within the next twelve months relating to our borrowing under the Term Loan.

◦	Short-term debt at March 31, 2018 and December 31, 2017 also includes $3.5 million and $5.1 million, respectively, of borrowings to support our international operations in China and Brazil.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	March 31, 2018	December 31, 2017
Total Debt	$2,080.7	$1,055.2
Total Hubbell Shareholders’ Equity	1,662.0	1,634.2
TOTAL CAPITAL	$3,742.7	$2,689.4
Total Debt to Total Capital	56%	39%
Cash and Investments	288.3	447.2
Net Debt	$1,792.4	$608.0
Net Debt to Total Capital	48%	23%

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

In the first three months of 2018, we invested in the Aclara acquisition and also returned capital to our shareholders through shareholder dividends. These activities were funded primarily with additional debt financing as further described below.

◦
In the first three months of 2018, cash used for the acquisition of businesses, net of cash acquired was $1,119.4 million. Further discussion of our acquisitions can be found in Note 3 — Business Acquisitions in the Notes to Condensed Consolidated Financial Statements.

◦	In the first three months of 2018, shareholder dividends paid were $42.2 million.

◦
In February 2018, we increased our long-term and short-term borrowings to complete the acquisition of Aclara, and expect our cash flows from operations, (including those from Aclara), as well as our other sources of funds, will be sufficient to meet our obligations from our borrowings.

We also require cash outlays to fund our operations, our capital expenditures, and an increase in working capital that would be required to accommodate a higher level of business activity for the foreseeable future, as well as our rate of cash dividends, and potential future acquisitions. We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that are summarized in the table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2017. As a result of the TCJA, we also have an obligation to fund, over the next eight years, the Company's liability for the transition tax on the deemed repatriation.

Our sources of funds and available resources to meet these funding needs are as follows:

◦
Cash flows from operations and existing cash resources: We are targeting free cash flow (defined as cash flows from operations less capital expenditures) greater than net income attributable to Hubbell in 2018. We also have $216.3 million of cash and cash equivalents at March 31, 2018, of which approximately 13% was held inside the United States and the remainder held internationally. As a result of the TCJA, in the first three months of 2018, the Company repatriated a portion of its foreign earnings. A provisional tax amount related to the income tax effects of this repatriation was recorded in the fourth quarter of 2017 in anticipation of such repatriation.

HUBBELL INCORPORATED-Form 10-Q    33

Back to Contents

◦
On January 31, 2018, the Company entered into a five-year revolving credit agreement (the "2018 Credit Facility") with a syndicate of lenders that provides a $750 million committed revolving credit facility. In connection with the acquisition of Aclara, the Company terminated all commitments under the Company's previous 2015 credit facility. Commitments under the 2018 Credit Facility may be increased to an aggregate amount not to exceed $1.250 billion. The interest rate applicable to borrowings under the 2018 Credit Facility is generally either the adjusted LIBOR plus an applicable margin (determined by reference to a ratings based grid) or the alternate base rate. The sole financial covenant in the 2018 Credit Facility requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company. The 2018 Credit Facility expires in February 2023. As of March 31, 2018 the Company had not drawn against the facility.

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

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the first three months of 2018, there were no material changes in our estimates and critical accounting policies.

HUBBELL INCORPORATED-Form 10-Q    34

Back to Contents

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our expected capital resources, liquidity, financial performance, pension funding, and results of operations and are based on our reasonable current expectations. In addition, all statements regarding the expected financial impact of the Aclara acquisition and integration, adoption of updated accounting standards and any expected effects of such adoption, expectation regarding U.S. tax reform and the potential impact of the enactment of the TCJA, restructuring plans and expected associated costs and benefits, intent to repurchase shares of Common Stock, and the expected amount of such repurchases, and improvement in operating results, anticipated market conditions and productivity initiatives are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

•	Changes in demand for our products, market conditions, product quality, or product availability affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	Impacts of trade tariffs, import quotas or other trade restrictions or measures.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected or future levels of operating cash flow, indebtedness and capital spending.

•	General economic and business conditions in particular industries, markets or geographic regions, as well as inflationary trends.

•	Regulatory issues, changes in tax laws including the recent enactment of the TCJA, or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	A major disruption in one or more of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations and relocations.

•
Changes in our relationships with, or the financial condition or performance of, key distributors and other customers, agents or business partners which could adversely affect our results of operations.

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions.

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Ability to carry out future acquisitions and strategic investments in our core businesses as well as the acquisition related costs.

•	Ability to successfully execute, manage and integrate key acquisitions and mergers, including the Aclara acquisition, the iDevices acquisition, the AEC acquisition and the Meramec acquisition.

•	The expected benefits and the timing of other actions in connection with our Enterprise Resource Planning ("ERP") system.

•	The ability to effectively implement ERP systems without disrupting operational and financial processes.

•	Unanticipated difficulties integrating acquisitions as well as the realization of expected synergies and benefits anticipated when we make an acquisition.

•	The ability of government customers to meet their financial obligations.

•	Political unrest in foreign countries.

•	Natural disasters.

•	Failure of information technology systems or security breaches resulting in unauthorized disclosure of confidential information.

•	Changes to provisional tax estimates related to the TCJA.

•	Future repurchases of common stock under our common stock repurchase program.

•	Changes in accounting principles, interpretations, or estimates.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

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

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the first three months of 2018. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

As previously announced, we acquired Aclara on February 2, 2018. We have not fully evaluated any changes in internal control over financial reporting associated with this acquisition and therefore any material changes, if any, that may result from this acquisition have not been disclosed in this report. We intend to disclose all material changes resulting from this acquisition within or prior to the time of our first annual assessment of internal control over financial reporting that is required to include this entity.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Except for any changes in internal controls related to the inclusion of Aclara's internal controls in the Company's control environment, if any, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED-Form 10-Q    36

Back to Contents

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 20, 2017, the Board of Directors approved a new stock repurchase program (the “October 2017 program”) that authorized the repurchase of up to $400 million of Common Stock and expires on October 20, 2020. As of March 31, 2018, $400 million remains authorized for repurchases under the October 2017 program. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

HUBBELL INCORPORATED-Form 10-Q    37

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
4.1	Fifth Supplemental Indenture, dated as of February 2, 2018, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee.	8-K	001-02958	4.2	2/2/2018
4.2	Form of 3.500% Senior Notes due 2028	8-K	001-02958	4.3	2/2/2018
10.1	Term Loan Agreement, dated as of January 31, 2018, among Hubbell Incorporated, the Lenders party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-02958	99.1	1/31/2018
10.2	Credit Agreement dated as of January 31, 2018, among Hubbell Incorporated, Hubbell Power Holdings S.à r.l., Harvey Hubbell Holdings S.à r.l., the Lenders party hereto, the Issuing Banks party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-02958	99.2	1/31/2018
10.3	First Amendment, dated as of January 10, 2018, by and among Hubbell Incorporated, Hubbell Power Holdings S.à r.l., and Harvey Hubbell Holdings S.à r.l, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-02958	10.1	1/11/2018
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    38

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 25, 2018

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Joseph A. Capozzoli
	William R. Sperry		Joseph A. Capozzoli
	Senior Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)

HUBBELL INCORPORATED-Form 10-Q    39