Form 10-Q
period 2018-06-30
HUBBELL INC
filed 2018-07-25
CIK 48898

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			☐	☑

The number of outstanding shares of Hubbell Common Stock as of July 23, 2018 was 54,773,034.

HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Net sales	$1,166.7	$948.3	$2,157.9	$1,800.6
Cost of goods sold	818.8	652.8	1,527.1	1,242.5
Gross profit	347.9	295.5	630.8	558.1
Selling & administrative expenses	191.0	161.1	374.3	315.9
Operating income	156.9	134.4	256.5	242.2
Interest expense, net	(18.8)	(11.6)	(36.1)	(22.7)
Other (expense) income, net	(4.1)	(6.1)	(10.6)	(11.9)
Total other expense	(22.9)	(17.7)	(46.7)	(34.6)
Income before income taxes	134.0	116.7	209.8	207.6
Provision for income taxes	31.6	35.9	47.6	62.9
Net income	102.4	80.8	162.2	144.7
Less: Net income attributable to noncontrolling interest	2.1	1.7	3.6	2.8
Net income attributable to Hubbell	$100.3	$79.1	$158.6	$141.9
Earnings per share
Basic	$1.83	$1.44	$2.89	$2.57
Diluted	$1.82	$1.43	$2.87	$2.56
Cash dividends per common share	$0.77	$0.70	$1.54	$1.40
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,
(in millions)	2018	2017
Net income	$102.4	$80.8
Other comprehensive income (loss):
Foreign currency translation adjustments	(30.6)	7.7
Pension and post-retirement benefit plans’ prior service costs and net actuarial gains, net of taxes of ($0.6) and ($1.0)	1.9	2.0
Unrealized gain (loss) on investments, net of taxes of $0.0 and $0.0	(0.1)	0.1
Unrealized gain (loss) on cash flow hedges, net of taxes of ($0.4) and $0.3	1.0	(0.8)
Other comprehensive income (loss)	(27.8)	9.0
Total comprehensive income	74.6	89.8
Less: Comprehensive income attributable to noncontrolling interest	2.1	1.7
Comprehensive income attributable to Hubbell	$72.5	$88.1
See notes to unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
(in millions)	2018	2017
Net income	$162.2	$144.7
Other comprehensive income (loss):
Foreign currency translation adjustments	(20.8)	19.2
Pension and post-retirement benefit plans’ prior service costs and net actuarial gains, net of taxes of ($1.2) and ($1.9)	3.9	3.7
Unrealized gain (loss) on investments, net of taxes of $0.0 and ($0.4)	(0.4)	0.5
Unrealized gain (loss) on cash flow hedges, net of taxes of ($0.6) and $0.4	1.6	(0.9)
Other comprehensive income (loss)	(15.7)	22.5
Total comprehensive income	146.5	167.2
Less: Comprehensive income attributable to noncontrolling interest	3.6	2.8
Comprehensive income attributable to Hubbell	$142.9	$164.4
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$195.1	$375.0
Short-term investments	10.2	14.5
Accounts receivable, net	779.7	540.3
Inventories, net	686.7	634.7
Other current assets	64.2	39.6
Total Current Assets	1,735.9	1,604.1
Property, Plant, and Equipment, net	496.3	458.3
Other Assets
Investments	57.3	57.7
Goodwill	1,759.7	1,089.0
Intangible assets, net	865.6	460.4
Other long-term assets	56.3	51.1
TOTAL ASSETS	$4,971.1	$3,720.6
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt and current portion of long-term debt	$91.1	$68.1
Accounts payable	420.8	326.5
Accrued salaries, wages and employee benefits	81.1	76.6
Accrued insurance	65.7	60.0
Other accrued liabilities	212.7	174.9
Total Current Liabilities	871.4	706.1
Long-Term Debt	1,897.6	987.1
Other Non-Current Liabilities	500.3	379.5
TOTAL LIABILITIES	3,269.3	2,072.7
Total Hubbell Shareholders’ Equity	1,684.9	1,634.2
Noncontrolling interest	16.9	13.7
Total Equity	1,701.8	1,647.9
TOTAL LIABILITIES AND EQUITY	$4,971.1	$3,720.6
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in millions)	2018	2017
Cash Flows from Operating Activities
Net income	$162.2	$144.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76.3	49.6
Deferred income taxes	(0.4)	3.0
Stock-based compensation	9.5	8.1
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(128.3)	(61.7)
Decrease (increase) in inventories, net	3.9	(42.8)
Increase in accounts payable	46.4	56.1
Decrease in current liabilities	(25.0)	(13.4)
Changes in other assets and liabilities, net	4.0	(10.4)
Contribution to qualified defined benefit pension plans	(1.0)	(0.9)
Other, net	4.7	(1.1)
Net cash provided by operating activities	152.3	131.2
Cash Flows from Investing Activities
Capital expenditures	(47.5)	(33.0)
Acquisition of businesses, net of cash acquired	(1,116.0)	(108.5)
Purchases of available-for-sale investments	(6.2)	(8.6)
Proceeds from available-for-sale investments	13.0	8.4
Other, net	1.6	2.7
Net cash used in investing activities	(1,155.1)	(139.0)
Cash Flows from Financing Activities
Long-term debt borrowings, net	941.2	—
Short-term debt borrowings, net	(2.1)	100.8
Payment of dividends	(84.4)	(77.2)
Payment of dividends to noncontrolling interest	(2.8)	(2.3)
Repurchase of common shares	(10.0)	(92.6)
Debt issuance costs	(7.6)	—
Other, net	(8.0)	(3.4)
Net cash (used) provided by financing activities	826.3	(74.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3.4)	12.6
Decrease in cash and cash equivalents	(179.9)	(69.9)
Cash and cash equivalents
Beginning of period	375.0	437.6
End of period	$195.1	$367.7
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States of America (“U.S.”) GAAP for audited financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Back to Contents

In the fourth quarter of 2017, we recognized a provisional tax amount of approximately $57 million as a component of income tax expense from continuing operations for certain one-time items related to the TCJA for which we were able to determine a reasonable estimate. During the first six months of 2018, the Company did not record any material adjustment to the provisional amounts recorded in the fourth quarter of 2017 or include a provisional amount for the income tax effects of any further repatriation of our unremitted foreign earnings as we continue to obtain, prepare, and analyze information and evaluate legislative and authoritative guidance being issued.

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

In February 2016, the FASB issued an Accounting Standards Update (ASU 2016-02) related to the accounting and financial statement presentation for leases. This new guidance will require a lessee to recognize a right-to-use asset and a lease liability for both financing and operating leases, with a policy election permitting an exception to this guidance for leases with a term of twelve months or less. For financing leases, the lessee will recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee will recognize a straight-line lease expense. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will adopt the standard as of January 1, 2019. The new standard must be adopted using a modified retrospective transition at the beginning of the earliest comparative period presented. The Company expects to recognize approximately $100 million of right-of-use assets and corresponding lease liabilities on the balance sheet upon adoption. The Company does not expect the adoption will have a material impact on our results of operations or liquidity.

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

Back to Contents

Effective January 1, 2018, the Company adopted the requirements of ASC 606 using the modified retrospective approach. The Company applied the guidance to all contracts and recognized a cumulative effect adjustment to Retained Earnings as of January, 1, 2018 of $0.6 million. The impacts to the financial statements are primarily related to balance sheet classification, including amounts associated with the change in balance sheet classification of the sales returns reserves, while the impacts on the income statement reflect the change in classification of restocking fees. The impact to our financial statements for the quarter ended June 30, 2018 was as follows (in millions):

	For the Three Months Ended June 30, 2018
Income Statement	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Higher/(Lower)
Net sales	$1,166.7	$1,165.9	$0.8

Costs and expenses
Cost of goods sold	$818.8	$818.0	$0.8

	For the Six Months Ended June 30, 2018
Income Statement	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Higher/(Lower)
Net sales	$2,157.9	$2,156.3	$1.6

Costs and expenses
Cost of goods sold	$1,527.1	$1,525.5	$1.6

	As of June 30, 2018
Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Higher/(Lower)
ASSETS
Accounts receivable, net	$779.7	$760.7	$(19.0)
Inventories, net	686.7	698.9	12.2
Other current assets	64.2	52.7	(11.5)
Total Assets	$4,971.1	$4,952.8	$(18.3)

LIABILITIES
Other accrued liabilities	$212.7	$195.0	$(17.7)
Total Liabilities	$3,269.3	$3,251.6	$(17.7)

EQUITY
Retained Earnings	$1,967.0	$1,966.4	$(0.6)
Total Equity	$1,701.8	$1,701.2	$(0.6)

HUBBELL INCORPORATED-Form 10-Q    9

Back to Contents

NOTE 2 Revenue

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs, for products, upon the transfer of control in accordance with the contractual terms and conditions of the sale. The majority of the Company’s revenue associated with products is recognized at a point in time when the product is shipped to the customer, with a relatively small amount of transactions in the Power segment recognized upon delivery of the product at the contractually specified destination. Revenue from service contracts and post-shipment performance obligations is less than three percent of total annual consolidated net revenue and those service contracts and post-shipment obligations are primarily within the Power segment. Revenue from service contracts and post-shipment performance obligations is recognized when or as those obligations are satisfied. The Company primarily offers assurance-type standard warranties that do not represent separate performance obligations and on occasion will separately offer and price extended warranties that are separate performance obligations for which the associated revenue is recognized over-time based on the extended warranty period. The Company records amounts billed to customers for reimbursement of shipping and handling costs within revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of goods sold. Sales taxes and other usage-based taxes are excluded from revenue.

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

The following table presents disaggregated revenue by business group (in millions) for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Electrical	Power	Total	Electrical	Power	Total
Net sales
Hubbell Commercial and Industrial	$235.2	$—	$235.2	$450.7	$—	$450.7
Hubbell Construction and Energy	207.4	—	207.4	393.9	—	393.9
Hubbell Lighting	246.0	—	246.0	462.1	—	462.1
Hubbell Power Systems	—	478.1	478.1	—	851.2	851.2
Total net sales	$688.6	$478.1	$1,166.7	$1,306.7	$851.2	$2,157.9

HUBBELL INCORPORATED-Form 10-Q    10

Back to Contents

The following table presents disaggregated third-party net sales by geographic location (in millions) for the three and six months ended June 30, 2018 (on a geographic basis, the Company defines "international" as operations based outside of the United States and its possessions):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Electrical	Power	Total	Electrical	Power	Total
Net sales
United States	$614.1	$440.0	$1,054.1	$1,160.8	$788.4	$1,949.2
International	74.5	38.1	112.6	145.9	62.8	208.7
Total net sales	$688.6	$478.1	$1,166.7	$1,306.7	$851.2	$2,157.9

Contract Balances

Our contract liabilities consist of advance payments for products as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in Other accrued liabilities and the non-current portion of deferred revenue is included in Other non-current liabilities in the Condensed Consolidated Balance Sheet.

Contract liabilities were $24.2 million as of June 30, 2018 compared to $10.2 million as of December 31, 2017. The $14.0 million increase in our contract liabilities balance was primarily due to timing of advance payments on certain orders and the acquisition of Aclara, partially offset by the recognition of $8.0 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2018. The Company has an immaterial amount of contract assets relating to performance obligations satisfied prior to payment that is recorded in Other long-term assets in the Condensed Consolidated Balance Sheet. Impairment losses recognized on our receivables and contract assets were immaterial in the six months ended June 30, 2018. See Note 1 – Basis of Presentation and Note 3 – Business Acquisitions in the Notes to Condensed Consolidated Financial Statements for additional information.

Unsatisfied Performance Obligations

The Company has elected the practical expedient to disclose only the value of unsatisfied performance obligations for contracts with an original expected length greater than one year. Prior to the acquisition of Aclara, the majority of Hubbell's revenues resulted from sales of inventoried products with short periods of manufacture and delivery and thus are excluded from this disclosure. As of June 30, 2018, the Company had approximately $600 million of unsatisfied performance obligations for contracts with an original expected length of greater than one year, primarily relating to long-term contracts of the Aclara business (within the Power segment) to deliver and install meters. The Company expects that a majority of the unsatisfied performance obligations will be completed and recognized over the next 3-4 years.

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

HUBBELL INCORPORATED-Form 10-Q    11

Back to Contents

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

The following is a preliminary estimate of the assets acquired and the liabilities assumed by the Company in the merger, reconciled to the estimated acquisition consideration (in millions):

Accounts receivable	$116.4
Inventories	77.1
Other current assets	11.0
Property, plant and equipment	32.2
Intangible assets	444.0
Accounts payable	(51.8)
Other accrued liabilities	(71.6)
Deferred tax liabilities	(80.0)
Other non-current liabilities	(37.5)
Noncontrolling interest	(2.5)
Goodwill	679.0
Total Estimate of Consideration Transferred, Net of Cash Acquired	$1,116.3

Cash used for the acquisition of businesses, net of cash acquired as reported in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018 is $1,116.0 million and includes approximately $0.3 million received in 2018 to settle a net working capital adjustment relating to an acquisition completed in 2017.

In connection with the merger, the Company recorded goodwill of $679.0 million, which is attributable primarily to expected synergies, expanded market opportunities, and other expected benefits that the Company believes will result from combining its operations with the operations of Aclara. The historical goodwill of Aclara resulting from their prior asset acquisitions is expected to be deductible for tax purposes. Any incremental goodwill created in the merger is not deductible for tax purposes. The goodwill resulting from the acquisition of Aclara is subject to potential significant changes as the purchase price allocation is completed. Goodwill has been allocated to the Power segment.

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

Supplemental Pro-Forma Data

Aclara’s results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on February 2, 2018. Aclara contributed sales of approximately $254.1 million and operating income of approximately $2.6 million for the period from the completion of the acquisition through June 30, 2018.

HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents

The following unaudited supplemental pro-forma information presents consolidated results as if the acquisition had been completed on January 1, 2017. Following that approach, for the purpose of the pro-forma results presented in the tables below, certain costs incurred by the Company during the three and six months ended June 30, 2018 and three months ended December 31, 2017 have been reclassified out of their respective periods and into the pro-forma periods ended June 30, 2017. Those reclassifications primarily include the following, which represent the amount of increase or (decrease) to reported results to arrive at the pro forma results. Per share amounts in 2018 reflect the reduction in the U.S. federal corporate income tax rate from 35% to 21%:

(pre-tax in millions, except per share amounts)	Three Months Ended June 30,		Per Diluted Share
	2018	2017	2018	2017
Aclara transaction costs incurred in the second quarter of 2018(1)	$0.3	$(0.3)	$—	$—
Aclara transaction costs incurred in the fourth quarter of 2017(1)	—	—	—	—
Intangible amortization and inventory step up amortization(2)	(1.0)	(9.9)	(0.01)	(0.11)
Interest expense(3)	0.6	(7.1)	0.01	(0.08)

(pre-tax in millions, except per share amounts)	Six Months Ended June 30,		Per Diluted Share
	2018	2017	2018	2017
Aclara transaction costs incurred in the first six months of 2018(1)	$10.6	$(10.6)	$0.16	$(0.15)
Aclara transaction costs incurred in the fourth quarter of 2017(1)	—	(7.1)	—	(0.10)
Intangible amortization and inventory step up(2)	0.6	(26.8)	0.01	(0.30)
Interest expense(3)	(1.5)	(14.3)	(0.02)	(0.16)

(1) Aclara transaction costs incurred in the three and six months ended June 30, 2018 have been reclassified into the comparable pro-forma June 30, 2017 period. The pro-forma six months ended June 30, 2017 period also includes transaction costs incurred by the Company during the fourth quarter of 2017.

(2) Aclara intangible amortization and inventory step up amortization incurred in three and six months ended June 30, 2018 has been reclassified into the comparable pro-forma June 30, 2017 period and increased to include a complete three or six months of amortization expense, as applicable. The pro-forma June 30, 2018 periods include the intangible amortization that would be incurred assuming the transaction had been completed on January 1, 2017.

(3) Interest expense incurred in the three and six months ended June 30, 2018, reflecting amounts incurred from the date of the acquisition, has been reclassified into the pro-forma June 30, 2017 period and increased to include a complete three or six months of interest expense, as applicable. The pro-forma June 30, 2018 period includes the interest expense that would have been incurred assuming the transaction had been completed on January 1, 2017.

The pro-forma results were calculated by combining the results of the Company with the stand-alone results of Aclara for the pre-acquisition periods, as described above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$1,167.5	$1,078.3	$2,205.4	$2,037.5
Net income attributable to Hubbell	$99.5	$76.8	$167.2	$116.3
Earnings Per Share:
Basic	$1.81	$1.40	$3.04	$2.11
Diluted	$1.81	$1.39	$3.03	$2.09

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

HUBBELL INCORPORATED-Form 10-Q    13

Back to Contents

NOTE 4 Segment Information

The Company's reporting segments consist of the Electrical segment and the Power segment. The Electrical segment comprises businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, connector and grounding products, light fixtures and controls, components and assemblies for the natural gas distribution market as well as other electrical and communication equipment, some of which is designed such that it can also be used in harsh and hazardous locations primarily in the oil, gas (onshore and offshore) and mining industries. These products are primarily sold to electrical distributors who then sell directly into the residential, non-residential, industrial, electrical transmission and distribution, and oil and gas end markets. The Electrical segment comprises three business groups, which have been aggregated as they have similar long-term economic characteristics, customers and distribution channels, among other factors. The Power segment primarily serves the electric utility industry and comprises a wide variety of electrical distribution, transmission and substation products with high voltage applications as well as telecommunication products and smart infrastructure solutions. The Aclara businesses have been added to the Power segment and are intended to extend the segment's capabilities into smart automation technologies, accelerate ongoing innovations efforts to address utility customer demand for data and integrated solutions and expand the segment's reach to a broader set of utility customers. See Note 1 – Basis of Presentation and Note 3 – Business Acquisitions in the Notes to Condensed Consolidated Financial Statements for additional information. The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2018	2017	2018	2017	2018	2017
Three Months Ended June 30,
Electrical	$688.6	$656.4	$91.3	$74.0	13.3%	11.3%
Power	478.1	291.9	65.6	60.4	13.7%	20.7%
TOTAL	$1,166.7	$948.3	$156.9	$134.4	13.4%	14.2%
Six Months Ended June 30,
Electrical	$1,306.7	$1,243.9	$152.5	$126.8	11.7%	10.2%
Power	851.2	556.7	104.0	115.4	12.2%	20.7%
TOTAL	$2,157.9	$1,800.6	$256.5	$242.2	11.9%	13.5%

NOTE 5 Inventories, net

Inventories, net are composed of the following (in millions):

	June 30, 2018	December 31, 2017
Raw material	$229.8	$190.0
Work-in-process	116.1	115.8
Finished goods	402.1	390.5
	748.0	696.3
Excess of FIFO over LIFO cost basis	(61.3)	(61.6)
TOTAL	$686.7	$634.7

HUBBELL INCORPORATED-Form 10-Q    14

Back to Contents

NOTE 6 Goodwill and Intangible Assets, net

Changes in the carrying values of goodwill for the six months ended June 30, 2018, were as follows (in millions):

	Segment
	Electrical	Power	Total
BALANCE DECEMBER 31, 2017	$717.6	$371.4	$1,089.0
Current year acquisitions (Note 3 – Business Acquisitions)	—	679.0	679.0
Foreign currency translation and prior year acquisitions	(1.2)	(7.1)	(8.3)
BALANCE JUNE 30, 2018	$716.4	$1,043.3	$1,759.7

In the first six months of 2018, the Company completed one acquisition (Aclara) that was added to the Power segment. This acquisition has been accounted for as a business combination and has resulted in the recognition of $679.0 million of goodwill. See Note 3 – Business Acquisitions in the Notes to Condensed Consolidated Financial Statements for additional information.

The Company performs its goodwill impairment testing as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. For the 2018 test, the Company applied the "Step-zero" test to six of its seven reporting units, which allows the Company to first assess qualitative factors to determine whether it is more likely than not that a reporting unit's fair value is greater than its carrying amount. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair value of these reporting units substantially exceeded their carrying values and therefore, further quantitative analysis was not required. For the seventh reporting unit, the Company has elected to utilize the two step goodwill impairment testing process as permitted in the accounting guidance. Step 1 compared the fair value of the Company's reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. If the carrying value of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment.

Goodwill impairment testing requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit. Significant judgment is required to estimate the fair value of reporting units including estimating future cash flows, determining appropriate discount rates and other assumptions. The Company uses internal discounted cash flow estimates to determine fair value. These cash flow estimates are derived from historical experience and future long-term business plans and the application of discount rates determined by management to be appropriate. Changes in these estimates and assumptions could affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company believes that its estimated aggregate fair value of its reporting units is reasonable when compared to the Company's market capitalization on the valuation date.

As of April 1, 2018, the impairment testing resulted in implied fair values for each reporting unit that exceeded the reporting unit's carrying value, including goodwill. The Company did not have any reporting units at risk of failing Step 1 of the impairment test as the excess of the implied fair value significantly exceeded the carrying value of the reporting units. Additionally, the Company did not have any reporting units with zero or negative carrying amounts.

The Company performs its assessment of indefinite-lived intangible assets as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. The identification and measurement of impairment of indefinite-lived intangible assets involves an assessment of qualitative factors to determine whether events or circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If it is more likely than not that the asset is impaired, the fair value of the indefinite lived intangibles will be estimated using a discounted cash flow approach. If the carrying value of these assets exceeds the estimated fair value, the carrying value will be reduced to the estimated fair value. As of April 1, 2018, based on the qualitative assessments, the Company concluded it was more likely than not that the fair value of indefinite-lived intangible assets substantially exceeded their carrying and therefore, further quantitative analysis was not required and those assets were not impaired.

HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents

The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheet is as follows (in millions):

	June 30, 2018		December 31, 2017
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$205.3	$(54.6)	$151.4	$(50.1)
Customer/agent relationships and other	845.5	(184.1)	462.0	(156.7)
Total	$1,050.8	$(238.7)	$613.4	$(206.8)
Indefinite-lived:
Tradenames and other	53.5	—	53.8	—
TOTAL	$1,104.3	$(238.7)	$667.2	$(206.8)

Amortization expense associated with definite-lived intangible assets was $34.6 million and $17.5 million for the six months ended June 30, 2018 and 2017, respectively. Future amortization expense associated with these intangible assets is expected to be $37.5 million for the remainder of 2018, $77.8 million in 2019, $76.2 million in 2020, $74.5 million in 2021, $66.1 million in 2022, and $59.5 million in 2023.

HUBBELL INCORPORATED-Form 10-Q    16

Back to Contents

NOTE 7 Other Accrued Liabilities

Other accrued liabilities are composed of the following (in millions):

	June 30, 2018	December 31, 2017
Customer program incentives	$31.5	$41.2
Accrued income taxes	20.5	27.5
Contract liabilities - deferred revenue	24.2	10.2
Customer refund liability	18.1	—
Accrued warranties	27.0	14.0
Other	91.4	82.0
TOTAL	$212.7	$174.9

NOTE 8 Other Non-Current Liabilities

Other non-current liabilities are composed of the following (in millions):

	June 30, 2018	December 31, 2017
Pensions	$211.8	$213.2
Other post-retirement benefits	24.6	24.6
Deferred tax liabilities	105.2	23.7
Accrued warranties long-term	29.2	—
Other	129.5	118.0
TOTAL	$500.3	$379.5

HUBBELL INCORPORATED-Form 10-Q    17

Back to Contents

NOTE 9 Total Equity

Total equity is composed of the following (in millions, except per share amounts):

	June 30, 2018	December 31, 2017
Common stock, $.01 par value:
Common Stock – authorized 200.0 shares; issued and outstanding 54.8 and 54.9 shares	$0.5	$0.6
Additional paid-in capital	2.9	11.0
Retained earnings	1,967.0	1,892.4
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(172.6)	(176.5)
Cumulative translation adjustment	(112.7)	(91.9)
Unrealized gain (loss) on investment, net of tax	(1.0)	(0.6)
Cash flow hedge gain (loss), net of tax	0.8	(0.8)
Total Accumulated other comprehensive loss	(285.5)	(269.8)
Hubbell shareholders’ equity	1,684.9	1,634.2
Noncontrolling interest	16.9	13.7
TOTAL EQUITY	$1,701.8	$1,647.9

A summary of the changes in equity for the six months ended June 30, 2018 and 2017 is provided below (in millions):

	Six Months Ended June 30,
	2018			2017
	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity
EQUITY, JANUARY 1	$1,634.2	$13.7	$1,647.9	$1,592.8	$10.4	$1,603.2
Total comprehensive income	142.9	3.6	146.5	164.4	2.8	167.2
Stock-based compensation	9.5	—	9.5	8.1	—	8.1
ASC 606 adoption to retained earnings	0.6	—	0.6	—	—	—
Repurchase/surrender of shares of common stock	(18.0)	—	(18.0)	(96.0)	—	(96.0)
Issuance of shares related to directors’ deferred compensation, net	0.3	—	0.3	0.3	—	0.3
Dividends to noncontrolling interest	—	(2.8)	(2.8)	—	(2.3)	(2.3)
Aclara noncontrolling interest	—	2.4	2.4	—	—	—
Cash dividends declared	(84.6)	—	(84.6)	(77.3)	—	(77.3)
EQUITY, JUNE 30	$1,684.9	$16.9	$1,701.8	$1,592.3	$10.9	$1,603.2

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statement of Comprehensive Income.

HUBBELL INCORPORATED-Form 10-Q    18

Back to Contents

NOTE 10 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the six months ended June 30, 2018 is provided below (in millions):

(debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2017	$(0.8)	$(0.6)	$(176.5)	$(91.9)	$(269.8)
Other comprehensive income (loss) before reclassifications	1.4	(0.4)	—	(20.8)	(19.8)
Amounts reclassified from accumulated other comprehensive loss	0.2	—	3.9	—	4.1
Current period other comprehensive income (loss)	1.6	(0.4)	3.9	(20.8)	(15.7)
BALANCE AT JUNE 30, 2018	$0.8	$(1.0)	$(172.6)	$(112.7)	$(285.5)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three and six months ended June 30, 2018 and 2017 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$(0.1)	$—		Net sales
	—	0.1		Cost of goods sold
	(0.1)	0.1		Total before tax
	0.1	—		Tax benefit (expense)
	$—	$0.1		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.3	$0.2	(a)
Actuarial gains/(losses)	(2.8)	(2.7)	(a)
Settlement and curtailment losses	—	(0.5)	(a)
	(2.5)	(3.0)		Total before tax
	0.6	1.0		Tax benefit (expense)
	$(1.9)	$(2.0)		Gain (loss) net of tax
Losses reclassified into earnings	$(1.9)	$(1.9)		Gain (loss) net of tax

(a)
These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 12 – Pension and Other Benefits in the Notes to Condensed Consolidated Financial Statements for additional details).

HUBBELL INCORPORATED-Form 10-Q    19

Back to Contents

Details about Accumulated Other Comprehensive Loss Components	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$(0.1)	$—		Net sales
	(0.2)	—		Cost of goods sold
	(0.3)	—		Total before tax
	0.1	—		Tax benefit (expense)
	$(0.2)	$—		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.5	$0.4	(a)
Actuarial gains/(losses)	(5.6)	(5.5)	(a)
Settlement and curtailment losses	—	(0.5)	(a)
	(5.1)	(5.6)		Total before tax
	1.2	1.9		Tax benefit (expense)
	$(3.9)	$(3.7)		Gain (loss) net of tax
Losses reclassified into earnings	$(4.1)	$(3.7)		Gain (loss) net of tax

(a)
These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 12 – Pension and Other Benefits in the Notes to Condensed Consolidated Financial Statements for additional details).

HUBBELL INCORPORATED-Form 10-Q    20

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

The following table sets forth the computation of earnings per share for the three and six months ended June 30, 2018 and 2017 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to Hubbell	$100.3	$79.1	$158.6	$141.9
Less: Earnings allocated to participating securities	(0.4)	(0.3)	(0.5)	(0.5)
Net income available to common shareholders	$99.9	$78.8	$158.1	$141.4
Denominator:
Average number of common shares outstanding	54.7	54.8	54.7	55.0
Potential dilutive common shares	0.2	0.3	0.3	0.3
Average number of diluted shares outstanding	54.9	55.1	55.0	55.3
Earnings per share:
Basic	$1.83	$1.44	$2.89	$2.57
Diluted	$1.82	$1.43	$2.87	$2.56

The Company did not have outstanding any significant anti-dilutive securities during the three and six months ended June 30, 2018 and 2017.

HUBBELL INCORPORATED-Form 10-Q    21

Back to Contents

NOTE 12 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three and six months ended June 30, 2018 and 2017 (in millions):

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Three Months Ended June 30,
Service cost	$1.1	$1.5	$0.1	$—
Interest cost	8.6	9.3	0.3	0.3
Expected return on plan assets	(8.5)	(8.5)	—	—
Amortization of prior service cost	—	—	(0.3)	(0.2)
Amortization of actuarial losses	2.7	2.7	0.1	—
Settlement and curtailment losses	—	0.5	—	—
NET PERIODIC BENEFIT COST	$3.9	$5.5	$0.2	$0.1
Six Months Ended June 30,
Service cost	$2.2	$3.0	$0.1	$—
Interest cost	17.2	18.5	0.5	0.4
Expected return on plan assets	(17.0)	(17.0)	—	—
Amortization of prior service cost	—	—	(0.5)	(0.4)
Amortization of actuarial losses	5.5	5.5	0.1	—
Settlement and curtailment losses	—	0.5	—	—
NET PERIODIC BENEFIT COST	$7.9	$10.5	$0.2	$—

Employer Contributions

Although not required by ERISA and the Internal Revenue Code, the Company may elect to make a voluntary contribution to its qualified domestic defined benefit pension plan in 2018. The Company anticipates making required contributions of approximately $1.9 million to its foreign pension plans during 2018, of which $1.0 million has been contributed through June 30, 2018.

NOTE 13 Guarantees

The Company records a liability equal to the fair value of guarantees in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of June 30, 2018 and December 31, 2017, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the six months ended June 30, 2018 and 2017 are set forth below (in millions):

	2018	2017
BALANCE AT JANUARY 1,	$14.0	$13.8
Provision	6.2	6.6
Expenditures/other	(8.4)	(4.4)
Acquisitions(a)	44.4	—
BALANCE AT JUNE 30(b),	$56.2	$16.0
(a) The acquisition amount disclosed relates to the Aclara acquisition. Refer to Note 3 – Business Acquisitions for additional information.
(b) Refer to Note 7 – Other Accrued Liabilities and Note 8 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.

HUBBELL INCORPORATED-Form 10-Q    22

Back to Contents

NOTE 14 Fair Value Measurement

Investments

At June 30, 2018 and December 31, 2017, the Company had $51.6 million and $58.4 million, respectively, of available-for-sale securities, consisting of municipal bonds classified in Level 2 of the fair value hierarchy and an investment in the redeemable preferred stock of a privately-held electrical utility substation security provider classified in Level 3 of the fair value hierarchy. The Company also had $15.9 million of trading securities at June 30, 2018 and $13.8 million at December 31, 2017 that are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

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

Level 3 – Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions.

HUBBELL INCORPORATED-Form 10-Q    23

Back to Contents

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at June 30, 2018 and December 31, 2017 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable Inputs for Which Little or No Market Data Exists (Level 3)	Total
June 30, 2018
Money market funds(a)	$62.3	$—	$—	$62.3
Available for sale investments	—	47.7	3.9	51.6
Trading securities	15.9	—	—	15.9
Deferred compensation plan liabilities	(15.9)	—	—	(15.9)
Derivatives:
Forward exchange contracts-Assets(b)	—	1.6	—	1.6
Forward exchange contracts-(Liabilities)(c)	—	—	—	—
TOTAL	$62.3	$49.3	$3.9	$115.5

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable Inputs for Which Little or No Market Data Exists (Level 3)	Total
December 31, 2017
Money market funds(a)	$126.9	$—	$—	$126.9
Available for sale investments	—	54.3	4.1	58.4
Trading securities	13.8	—	—	13.8
Deferred compensation plan liabilities	(13.8)	—	—	(13.8)
Derivatives:
Forward exchange contracts-Assets(b)	—	0.2	—	0.2
Forward exchange contracts-(Liabilities)(c)	—	(0.7)	—	(0.7)
TOTAL	$126.9	$53.8	$4.1	$184.8
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

During the three and six months ended June 30, 2018 there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. There were also no transfers in or out of Level 3 during that period.

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During the six months ended June 30, 2018 and 2017, the Company purchased $2.4 million and $1.9 million, respectively, of trading securities related to these deferred compensation plans. As a result of participant distributions, the Company sold $0.4 million of these trading securities during the six months ended June 30, 2018 and $0.3 million during the six months ended June 30, 2017. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

HUBBELL INCORPORATED-Form 10-Q    24

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

In 2018 and 2017, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge exposure to fluctuating rates of exchange for both anticipated inventory purchases and forecasted sales by its subsidiaries that transact business in Canada. As of June 30, 2018, the Company had 40 individual forward exchange contracts for an aggregate notional amount of $38.5 million, having various expiration dates through June 2019. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

The following table summarizes the results of cash flow hedging relationships for the three months ended June 30, 2018 and 2017 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings Effective Portion (net of tax)
Derivative Instrument	2018	2017	(Effective Portion)	2018	2017
Forward exchange contract	$1.0	$(0.7)	Net sales	$—	$—
			Cost of goods sold	$—	$0.1

The following table summarizes the results of cash flow hedging relationships for the six months ended June 30, 2018 and 2017 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings Effective Portion (net of tax)
Derivative Instrument	2018	2017	(Effective Portion)	2018	2017
Forward exchange contract	$1.4	$(0.9)	Net sales	$—	$—
			Cost of goods sold	$(0.2)	$—

Hedge ineffectiveness was immaterial with respect to the forward exchange cash flow hedges during the three and six months ended June 30, 2018 and 2017.

Long Term Debt

As of June 30, 2018 and December 31, 2017, the estimated fair value of the long-term debt was $1,878.8 million and $1,013.2 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

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

HUBBELL INCORPORATED-Form 10-Q    25

Back to Contents

NOTE 16 Restructuring Costs and Other

In the three and six months ended June 30, 2018, we incurred costs for restructuring actions initiated in 2018 as well as costs for restructuring actions initiated in the prior year. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions and the sale or exit of business units we determine to be non-strategic. Restructuring costs include severance and employee benefits, asset impairments, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash, and a liability associated with the withdrawal from a multi-employer pension plan. The withdrawal liability may be settled either in periodic payments over approximately 19 years, or in a lump sum, subject to negotiation.

Pre-tax restructuring costs incurred in each of our reporting segments and the location of the costs in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2018 and 2017 is as follows (in millions):

	Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017
	Cost of goods sold		Selling & administrative expense		Total
Electrical Segment	$0.3	$2.5	$(0.3)	$1.4	$—	$3.9
Power Segment	0.1	0.7	(0.1)	0.2	—	0.9
Total Pre-Tax Restructuring Costs	$0.4	$3.2	$(0.4)	$1.6	$—	$4.8

	Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
	Cost of goods sold		Selling & administrative expense		Total
Electrical Segment	$1.1	$6.3	$(0.4)	$2.3	$0.7	$8.6
Power Segment	0.1	1.1	(0.1)	0.5	—	1.6
Total Pre-Tax Restructuring Costs	$1.2	$7.4	$(0.5)	$2.8	$0.7	$10.2

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/18	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 6/30/2018
2018 Restructuring Actions
Severance	$—	$0.8	$(0.1)	$0.7
Asset write-downs	—	—	—	—
Facility closure and other costs	—	0.5	(0.4)	0.1
Total 2018 Restructuring Actions	$—	$1.3	$(0.5)	$0.8
2017 and Prior Restructuring Actions
Severance	$5.4	$(1.3)	$(1.9)	$2.2
Asset write-downs	—	—	—	—
Facility closure and other costs(a)	15.5	0.7	(2.3)	13.9
Total 2017 and Prior Restructuring Actions	$20.9	$(0.6)	$(4.2)	$16.1
Total Restructuring Actions	$20.9	$0.7	$(4.7)	$16.9
(a) Facility closure and other costs as of 6/30/18 include a liability of approximately $12.5 million associated with the withdrawal from a multi-employer pension plan as a result of a restructuring action.

HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents

The actual costs incurred and total expected cost of our on-going restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2017	Costs incurred during first six months of 2018	Remaining costs at 6/30/2018
2018 Restructuring Actions
Electrical Segment	$4.6	$—	$0.8	$3.8
Power Segment	0.5	—	0.5	—
Total 2018 Restructuring Actions	$5.1	$—	$1.3	$3.8
2017 and Prior Restructuring Actions
Electrical Segment	$18.2	$16.9	$(0.1)	$1.4
Power Segment	3.7	3.4	(0.5)	0.8
Total 2017 and Prior Restructuring Actions	$21.9	$20.3	$(0.6)	$2.2
Total Restructuring Actions	$27.0	$20.3	$0.7	$6.0

HUBBELL INCORPORATED-Form 10-Q    27

Back to Contents

NOTE 17 Long Term Debt and Financing Arrangements

Long-term debt consists of the following (in millions):

	Maturity	June 30, 2018	December 31, 2017
Senior notes at 3.625%	2022	$298.1	$297.9
Senior notes at 3.35%	2026	394.7	394.4
Senior notes at 3.15%	2027	295.1	294.8
Senior notes at 3.50%	2028	442.9	—
Term loan, net of current portion of $25 million	2023	466.8	—
TOTAL LONG-TERM DEBT (a)		$1,897.6	$987.1
(a) Long-term debt is presented net of debt issuance costs and unamortized discounts.

In February 2018, the Company completed a public offering of $450 million of senior, unsecured, notes maturing in February 2028 and bearing interest at a fixed rate of 3.50% (the "2028 Notes"). Net proceeds from the issuance were $442.6 million after deducting the discount on the notes and offering expenses paid by the Company. The 2028 Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of a default under the indenture governing the 2028 Notes, as modified by the supplemental indenture creating such notes, or upon a change in control triggering event as defined in such indenture.

In January 2018, the Company entered into a Term Loan Agreement (the "Term Loan Agreement") with a syndicate of lenders. The Term Loan Agreement provided the Company, with the ability to borrow, in a single borrowing on the Aclara acquisition date, up to $500 million on an unsecured basis to partially finance the Aclara acquisition (the "Term Loan"). On February 2, 2018, the Company borrowed $500 million under the Term Loan Agreement. The interest rate applicable to borrowings under the Term Loan Agreement is generally either adjusted LIBOR plus an applicable margin (determined by reference to a ratings based grid) or the alternate base rate. Borrowings under the Term Loan Agreement will amortize in equal quarterly installments of 5% per year in year one, 5% per year in year two, 7.5% per year in year three, 10% per year in year four, 10% per year in year five, and any remaining borrowings under the Term Loan Agreement are due and payable in full in February 2023. The sole financial covenant in the Term Loan Agreement requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company. The Company was in compliance with this covenant as of June 30, 2018.

In January 2018, the Company entered into a new five-year revolving credit agreement (the "2018 Credit Facility") with a syndicate of lenders that provides a $750 million committed revolving credit facility. In connection with the acquisition of Aclara, the Company terminated all commitments under the Company's previous 2015 credit facility. Commitments under the 2018 Credit Facility may be increased to an aggregate amount not to exceed $1.250 billion. The interest rate applicable to borrowings under the 2018 Credit Facility is generally either adjusted LIBOR plus an applicable margin (determined by reference to a ratings based grid) or the alternate base rate. The 2018 Credit Facility expires in February 2023. The sole financial covenant in the 2018 Credit Facility requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company. The Company was in compliance with this covenant as of June 30, 2018. As of June 30, 2018, the Company has not drawn against the 2018 Credit Facility.

At December 31, 2017, the Company had $68.1 million of short-term debt outstanding. The Company had $91.1 million short-term debt outstanding at June 30, 2018, which consisted primarily of commercial paper and the current portion of the Term Loan.

HUBBELL INCORPORATED-Form 10-Q    28

Back to Contents

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, the United Kingdom, Brazil, Australia, Spain and Ireland. The Company also participates in joint ventures in Taiwan, Hong Kong and the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company had approximately 19,600 employees worldwide as of June 30, 2018.

The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for the three and six months ended June 30, 2018 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

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

We closely monitor changes in market and economic conditions that affect not only our operations but those of our end markets. Based on current conditions and forecasts, we continue to expect aggregate growth across our end markets and that our new product development initiatives will drive our net sales results to modestly out-perform end-market expectations. We also expect acquisitions to contribute to net sales growth in 2018, including net sales growth from the acquisition of Aclara. These expectations are subject to numerous uncertainties, however, many of which are discussed below in "Forward Looking Statements."

Acquisition of Aclara

On February 2, 2018, the Company acquired Aclara for approximately $1.1 billion. Aclara is a leading global provider of smart infrastructure solutions for electric, gas, and water utilities, with advanced metering solutions and grid monitoring sensor technology, as well as leading software enabled installation services. The acquisition extends the Power segment's capabilities into smart automation technologies, accelerates ongoing innovation efforts to address utility customer demand for data and integrated solutions, and expands the segment's reach to a broader set of utility customers.

HUBBELL INCORPORATED-Form 10-Q    29

Back to Contents

For additional information about the Aclara acquisition, refer to Note 3 — Business Acquisitions in the Notes to the Condensed Consolidated Financial Statements as well as the Company's current reports on Form 8-K filed on December 26, 2017 and February 5, 2018, as amended by the Company's Form 8-K/A filed on April 19, 2018.

Adjusted Operating Measures

In the following discussions of results of operations, we refer to "adjusted" operating measures. We believe those adjusted measures, which exclude the impact of certain costs, may provide investors with useful information regarding our underlying performance from period to period and allow investors to understand our results of operations without regard to items we do not consider a component of our core operating performance. Management uses these adjusted measures when assessing the performance of the business.

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

Aclara acquisition-related and transaction costs

Aclara acquisition-related costs include the amortization of identified intangible assets and inventory step-up amortization expense. Aclara transaction costs are primarily for professional services and other fees incurred to complete the acquisition as well as bridge financing costs recognized in interest expense in connection with the transaction. The effect of inventory step-up amortization expense is complete, and the effect of transaction costs relating to the Aclara acquisition is substantially complete, as of June 30, 2018. See Note 3 — Business Acquisitions in the Notes to Condensed Consolidated Financial Statements for additional information and further discussion of Aclara acquisition-related and transaction costs. Only a portion of the Aclara transaction costs are expected to be tax deductible.

The following table provides the Aclara acquisition-related and transaction costs for the three and six months ended June 30, 2018 by type and by location in the Condensed Consolidated Statement of Income (in millions):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Aclara acquisition-related costs	$10.3	$23.5
Aclara transaction costs	0.3	10.6
Aclara acquisition-related and transaction costs	$10.6	$34.1

Cost of goods sold	$6.6	$17.3
S&A expense	4.0	15.2
Operating income	$10.6	$32.5
Interest expense	—	1.6
Aclara acquisition-related and transaction costs	$10.6	$34.1

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

HUBBELL INCORPORATED-Form 10-Q    30

Back to Contents

Results of Operations – Second Quarter of 2018 compared to the Second Quarter of 2017

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended June 30,
	2018	% of Net sales	2017	% of Net sales
Net sales	$1,166.7		$948.3
Cost of goods sold	818.8	70.2%	652.8	68.8%
Gross profit	347.9	29.8%	295.5	31.2%
Selling & administrative ("S&A") expense	191.0	16.4%	161.1	17.0%
Operating income	156.9	13.4%	134.4	14.2%
Net income attributable to Hubbell	100.3	8.6%	79.1	8.3%
EARNINGS PER SHARE – DILUTED	$1.82		$1.43

The following table reconciles our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts for the three months ended June 30, 2018):

	Three Months Ended June 30,
	2018	% of Net sales	2017	% of Net sales
Gross profit (GAAP measure)	$347.9	29.8%	$295.5	31.2%
Acquisition-related costs	6.6		—
Adjusted gross profit	$354.5	30.4%	$295.5	31.2%

S&A expenses (GAAP measure)	$191.0	16.4%	$161.1	17.0%
Acquisition-related and transaction costs	4.0		—
Adjusted S&A expenses	$187.0	16.0%	$161.1	17.0%

Operating income (GAAP measure)	$156.9	13.4%	$134.4	14.2%
Acquisition-related and transaction costs	10.6		—
Adjusted operating income	$167.5	14.4%	$134.4	14.2%

Net income attributable to Hubbell (GAAP measure)	$100.3		$79.1
Acquisition-related and transaction costs, net of tax	8.1		—
Adjusted net income attributable to Hubbell	$108.4		$79.1
Less: Earnings allocated to participating securities	(0.4)		(0.3)
Adjusted net income available to common shareholders	$108.0		$78.8
Average number of diluted shares outstanding	54.9		55.1
ADJUSTED EARNINGS PER SHARE – DILUTED	$1.97		$1.43

Net Sales

Net sales of $1.17 billion in the second quarter of 2018 increased 23% compared to the second quarter of 2017 due to the contribution of net sales from acquisitions and higher organic volume. Acquisitions added 18 percentage points to net sales primarily from the acquisition of Aclara, and organic volume contributed five percentage points. Foreign exchange was a benefit to net sales as compared to the prior year quarter, by less than a percentage point.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold increased by 140 basis points to 70.2% in the second quarter of 2018 as compared to 68.8% in the second quarter of 2017. The increase was driven by $6.6 million of Aclara acquisition-related costs in the current quarter, and the impact of acquisitions, which reflects the addition of the operating results of Aclara. The increase also reflects price and material cost headwinds, as rising commodity costs outpaced pricing increases in the second quarter of 2018. The unfavorable impact of these items was partially offset by productivity gains in excess of cost inflation.

In the second half of 2018 we expect realization of price increases to accelerate and to exit the fourth quarter with a positive spread between pricing actions and material cost inflation, excluding our Lighting business and not including any impact from Section 301 tariffs resulting from changes in U.S. trade policy (See Part II, Item 1A "Risk Factors" for additional discussion of developments stemming from the recent and potential changes in U.S. trade policies).

HUBBELL INCORPORATED-Form 10-Q    31

Back to Contents

Gross Profit

Gross profit margin declined by 140 basis points to 29.8% in the second quarter of 2018, driven by costs of goods sold discussed above. Excluding Aclara acquisition-related costs, the adjusted gross profit margin was 30.4% in the second quarter of 2018 as compared to 31.2% in the second quarter of 2017.

Selling & Administrative Expenses

S&A expense in the second quarter of 2018 was $191.0 million and increased by $29.9 million as compared to the second quarter of 2017, primarily due to the addition of S&A costs of Aclara, including $4.0 million (or approximately 40 basis points) of Aclara acquisition-related and transaction costs. S&A expense as a percentage of net sales decreased by 60 basis points to 16.4% in the second quarter of 2018. Excluding Aclara Acquisition-related and transaction costs, adjusted S&A expense as a percentage of net sales declined by 100 basis points to 16.0% in the second quarter of 2018 primarily due to a benefit from higher net sales volume.

Total Other Expense

Total other expense in the second quarter of 2018 was $22.9 million and increased by $5.2 million as compared to the second quarter of 2017, primarily due to interest expense from the issuance of the $450 million 2028 Notes and placement of the $500 million Term Loan each in the first quarter of 2018 to finance the Aclara acquisition.

Income Taxes

The effective tax rate in the second quarter of 2018 decreased to 23.6% from 30.8% in the second quarter of 2017. The decrease is primarily attributable to the enactment of the TCJA on December 22, 2017, which reduced the federal income tax rate from 35% to 21%.

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

The Company did not record any material adjustments in the first six months of 2018 related to these provisional amounts or include additional provisional amounts for which a reasonable estimate was not able to be determined as we continue to obtain, prepare, and analyze information and evaluate legislative and authoritative guidance being issued. The prior provisional amounts recorded included an estimate of the income tax effects of a repatriation of foreign cash that occurred in the first six months of 2018.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell was $100.3 million in the second quarter of 2018 and increased 27% percent as compared to the second quarter of 2017. The increase reflects higher operating income and the benefit of a lower effective tax rate, offset partially by higher interest expense. Excluding Aclara acquisition-related and transaction costs, adjusted net income attributable to Hubbell was $108.4 million in the second quarter of 2018 and increased 37% compared to the second quarter of 2017. Earnings per diluted share in the second quarter of 2018 increased 27% as compared to the second quarter of 2017. Adjusted earnings per diluted share in the second quarter of 2018 increased 38% as compared to the second quarter of 2017 and reflects higher adjusted net income as well as a decline in the average number of diluted shares outstanding of 0.2 million as compared to the same period of the prior year.

Segment Results

ELECTRICAL

	Three Months Ended June 30,
(In millions)	2018	2017
Net sales	$688.6	$656.4
Operating income	$91.3	$74.0
Operating margin	13.3%	11.3%

HUBBELL INCORPORATED-Form 10-Q    32

Back to Contents

Net sales in the Electrical segment in the second quarter of 2018 were $688.6 million, up five percent as compared to the second quarter of 2017 due to higher organic volume, including the impact of pricing headwinds. Foreign exchange was a benefit to net sales as compared to the prior year quarter, by less than a percentage point.

Within the segment, the aggregate net sales of our Commercial and Industrial and Construction and Energy business groups increased by eight percentage points, due to seven percentage points of organic growth, and a one percentage point increase from foreign exchange. Organic net sales growth of these businesses was driven primarily by our products serving the energy-related and industrial markets as well as the non-residential and residential construction markets. Net sales of our Lighting business group were up by less than one percent in the second quarter of 2018 as compared to the second quarter of 2017 with a modest increase from volume largely offset by pricing headwinds of approximately one percentage point. Within the Lighting business group, net sales of residential lighting products increased by eight percent, while net sales of commercial and industrial lighting products declined by two percentage points from pricing headwinds.

Operating income in the Electrical segment for the second quarter of 2018 was $91.3 million and increased 23% compared to the second quarter of 2017. Operating margin in the second quarter of 2018 increased by 200 basis points to 13.3% as compared to the same period of 2017. The increase in operating margin is primarily due to gains from productivity initiatives in excess of cost inflation, as well as from incremental earnings on higher net sales volume, partially offset by price and material cost headwinds.

POWER

	Three Months Ended June 30,
(In millions)	2018	2017
Net sales	$478.1	$291.9
Operating income	$65.6	$60.4
Aclara acquisition-related and transaction costs	10.6	—
Adjusted operating income	$76.2	$60.4
Operating margin	13.7%	20.7%
Adjusted operating margin	15.9%	20.7%

Net sales in the Power segment in the second quarter of 2018 were $478.1 million, up 64% as compared to the second quarter of 2017 primarily due to the addition of net sales of the Aclara business as well as higher organic volume. Acquisitions contributed 59 percentage points to net sales growth and higher volume contributed five percentage points driven by growth in the distribution, transmission, and telecommunication markets.

Second quarter 2018 reported operating income for the Power segment increased by nine percent to $65.6 million as compared to the same period of the prior year. Operating margin in the second quarter of 2018 decreased to 13.7% as compared to 20.7% in the same period of 2017. The decrease in operating margin reflects the impact of $10.6 million (or approximately 2 points) of Aclara acquisition-related and transaction costs in the second quarter of 2018 as well as headwinds from material costs, net of pricing actions. The operating results of the Aclara business (before acquisition-related and transaction costs) reduced operating margin by approximately 3 points in the second quarter of 2018. Excluding acquisition-related and transaction costs, the adjusted operating margin decreased by 480 basis points to 15.9% in the second quarter of 2018.

HUBBELL INCORPORATED-Form 10-Q    33

Back to Contents

Results of Operations – Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Six Months Ended June 30,
	2018	% of Net sales	2017	% of Net sales
Net sales	$2,157.9		$1,800.6
Cost of goods sold	1,527.1	70.8%	1,242.5	69.0%
Gross profit	630.8	29.2%	558.1	31.0%
Selling & administrative expense	374.3	17.3%	315.9	17.5%
Operating income	256.5	11.9%	242.2	13.5%
Net income attributable to Hubbell	158.6	7.3%	141.9	7.9%
EARNINGS PER SHARE – DILUTED	$2.87		$2.56

The following table reconciles our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts for the six months ended June 30, 2018):

	Six Months Ended June 30,
	2018	% of Net sales	2017	% of Net sales
Gross profit (GAAP measure)	$630.8	29.2%	$558.1	31.0%
Acquisition-related costs	17.3		—
Adjusted gross profit	$648.1	30.0%	$558.1	31.0%

S&A expenses (GAAP measure)	$374.3	17.3%	$315.9	17.5%
Acquisition-related and transaction costs	15.2		—
Adjusted S&A expenses	$359.1	16.6%	$315.9	17.5%

Operating income (GAAP measure)	$256.5	11.9%	$242.2	13.5%
Acquisition-related and transaction costs	32.5		—
Adjusted operating income	$289.0	13.4%	$242.2	13.5%

Net income attributable to Hubbell (GAAP measure)	$158.6		$141.9
Acquisition-related and transaction costs, net of tax	26.7		—
Adjusted net income attributable to Hubbell	$185.3		$141.9
Less: Earnings allocated to participating securities	(0.7)		(0.5)
Adjusted net income available to common shareholders	$184.6		$141.4
Average number of diluted shares outstanding	55.0		55.3
ADJUSTED EARNINGS PER SHARE – DILUTED	$3.36		$2.56

Net Sales

Net sales of $2.16 billion for the first six months of 2018 increased 20% compared to the first six months of 2017 primarily due to the contribution of net sales from acquisitions and higher organic volume. Acquisitions added 16 percentage points to net sales primarily from the acquisition of Aclara, and organic volume contributed four percentage points. Foreign exchange was a benefit to net sales as compared to the prior year quarter, by less than a percentage point.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold increased to 70.8% for the first six months of 2018 compared to 69.0% for the first six months of 2017. The increase was driven by $17.3 million of Aclara acquisition-related costs in the first six months, price and material cost headwinds, as well as the impact of acquisitions, which reflects the addition of the operating results of Aclara and our investment in Internet of Things ("IoT") capabilities. The unfavorable impact of these items was partially offset by productivity gains in excess of cost inflation.

HUBBELL INCORPORATED-Form 10-Q    34

Back to Contents

Gross Profit

The gross profit margin declined by 180 basis points in the first six months of 2018 to 29.2%, driven by costs of goods sold discussed above. Excluding Aclara acquisition-related costs, the adjusted gross profit margin was 30.0% in the first six months of 2018 as compared to 31.0% in the first six months of 2017.

Selling & Administrative Expenses

S&A expense in the first six months of 2018 was $374.3 million and increased by $58.4 million compared the same period of the prior year, primarily due to the addition of S&A costs of Aclara, including $15.2 million (or approximately 70 basis points) of Aclara acquisition-related and transaction costs. S&A expense as a percentage of net sales declined by 20 basis points to 17.3% in the first six months of 2018. Excluding Aclara acquisition-related and transaction costs, adjusted S&A expense as a percentage of net sales declined by 90 basis points to 16.6% in the first six months of 2018 primarily due to higher net sales volume.

Total Other Expense

Total other expense was $46.7 million in the first six months of 2018 compared to $34.6 million in the first six months of 2017. The increase was primarily due to interest expense from the issuance of the $450 million 2028 Notes and placement of the $500 million Term Loan each in the first quarter of 2018 to finance the Aclara acquisition.

Income Taxes

The effective tax rate in the first six months of 2018 decreased to 22.7% from 30.3% in the first six months of 2017. The decrease is primarily attributable to the enactment of the TCJA on December 22, 2017, which reduced the federal income tax rate from 35% to 21%.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell was $158.6 million in the first six months of 2018 and increased 12% as compared to the first six months of 2017. The increase reflects the benefit of a lower effective tax rate and higher operating income, offset partially by higher interest expense. Excluding Aclara acquisition-related and transaction costs, adjusted net income attributable to Hubbell was $185.3 million in the first six months of 2018 and increased 31% as compared to the first six months of the prior year. Earnings per diluted share in the first six months of 2018 increased 12% as compared to the first six months of 2017. Adjusted earnings per diluted share in the first six months of 2018 increased 31% as compared to the first six months of 2017 and reflects a decline in the average number of diluted shares outstanding of 0.3 million as compared to the same period of the prior year.

Segment Results

ELECTRICAL

	Six Months Ended June 30,
(In millions)	2018	2017
Net sales	$1,306.7	$1,243.9
Operating income	$152.5	$126.8
Operating margin	11.7%	10.2%

Net sales in the Electrical segment were $1.31 billion in the first six months of 2018 and increased five percent compared to the first six months of 2017 due to four percentage points of net sales growth from higher organic volume, including the impact of pricing headwinds, and one percentage point contributed by acquisitions. Headwinds from foreign currency translation were less than one percentage point.

Within the segment, the aggregate net sales of our Commercial and Industrial and Construction and Energy business groups increased by nine percentage points, due to seven percentage points of organic growth, one percentage point of net sales growth from acquisitions, and a one percentage point increase from foreign exchange. Organic net sales growth of these businesses was driven primarily by our products serving the energy-related and industrial markets as well as the non-residential and residential construction markets. Net sales of our Lighting business group decreased one percent in the first six months of 2018 primarily due to pricing headwinds. Within the Lighting business group, net sales of residential lighting products increased by six percent, while net sales of commercial and industrial lighting products declined by four percentage points, including a one percentage point headwind from pricing.

HUBBELL INCORPORATED-Form 10-Q    35

Back to Contents

Operating income in the Electrical segment for the first six months of 2018 was $152.5 million and increased 20% compared to the same period of 2017. Operating margin in the first six months of 2018 increased by 150 basis points to 11.7% as compared to the same period of 2017. The increase in operating margin is primarily due to gains from productivity initiatives in excess of cost inflation, as well as from incremental earnings on higher net sales volume, partially offset by price and material cost headwinds and acquisitions. Acquisitions reduced operating margin by approximately 40 basis points in the first six months of 2018, and includes our investment in IoT capabilities.

POWER

	Six Months Ended June 30,
(In millions)	2018	2017
Net sales	$851.2	$556.7
Operating income	$104.0	$115.4
Aclara acquisition-related and transaction costs	32.5	—
Adjusted operating income	$136.5	$115.4
Operating margin	12.2%	20.7%
Adjusted operating margin	16.0%	20.7%

Net sales in the Power segment in the first six months of 2018 were $851.2 million, up 53% as compared to the first six months of 2017 primarily due to the addition of net sales of the Aclara business as well as higher organic volume. Acquisitions contributed 49 percentage points to net sales growth and higher volume contributed four percentage points driven by growth in the distribution, transmission, and telecommunication markets.

Operating income in the Power segment for the first six months of 2018 included acquisition-related and transaction costs that led to a 10% decrease to $104.0 million. Operating margin in the first six months of 2018 decreased to 12.2% as compared to 20.7% in the same period of 2017. The decrease in operating income and margin reflects the impact of $32.5 million (or approximately 4 points) of Aclara acquisition-related and transaction costs in the first six months of 2018 as well as headwinds from material costs, net of pricing actions. The operating results of the Aclara business (before acquisition-related and transaction costs) reduced operating margin by approximately 3 points in the first six months of 2018. Excluding acquisition-related and transaction costs, the adjusted operating margin decreased by 470 basis points to 16.0% in the first six months of 2018 as compared to the same period of the prior year.

HUBBELL INCORPORATED-Form 10-Q    36

Back to Contents

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Six Months Ended June 30,
(In millions)	2018	2017
Net cash provided by (used in):
Operating activities	$152.3	$131.2
Investing activities	(1,155.1)	(139.0)
Financing activities	826.3	(74.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3.4)	12.6
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(179.9)	$(69.9)

Cash provided by operating activities for the six months ended June 30, 2018 was $152.3 million compared to cash provided by operating activities of $131.2 million for the same period in 2017 primarily due to a higher contribution from net income and the related non-cash adjustment for depreciation and amortization, partially offset by cash usage for net working capital, withholding taxes paid related to the repatriation of foreign cash and Aclara related items, including cash payments for transaction costs.

Cash used for investing activities was $1,155.1 million in the six months ended June 30, 2018 compared to cash used of $139.0 million during the comparable period in 2017 and primarily reflects the cash used for the Aclara acquisition in 2018.

Cash provided by financing activities was $826.3 million in the six months ended June 30, 2018 as compared to cash used of $74.7 million during the comparable period of 2017. The change in cash flows from financing activities reflects the proceeds of the $450 million public debt offering in February 2018 and $500 million Term Loan issued in February 2018 to fund the acquisition of Aclara as well as lower share repurchases in 2018, partially offset by cash used to reduce short-term borrowings.

The unfavorable impact of foreign currency exchange rates on cash was $3.4 million in the six months ended June 30, 2018 and is primarily related to strengthening in the U.S dollar versus the Canadian Dollar and Australian Dollar in the six months ended June 30, 2018.

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

Beginning in the fourth quarter of 2014, our restructuring and related activities increased and continued at heightened levels through 2017, primarily to align our cost structure with the needs of our business and also in response to weakness in certain of our end markets. As a result of those restructuring and related actions we have exited a total of 29 manufacturing and warehousing facilities. We expect our restructuring programs and activities will continue in 2018 and future years, however at a lower and more consistent run-rate of cost and savings as compared to those recently heightened levels.

In connection with our restructuring and related actions we have incurred restructuring costs, which are primarily severance and employee benefits, asset impairments, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These restructuring costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash. Restructuring costs in 2016 also included a $12.5 million charge to recognize a liability associated with the withdrawal from a multi-employer pension plan, which is settled in periodic payments over approximately 19 years or in a lump sum, subject to negotiation.

HUBBELL INCORPORATED-Form 10-Q    37

Back to Contents

The table below presents the restructuring costs incurred in the first six months of 2018, additional expected restructuring costs and the expected completion date (in millions):

	Costs incurred in the six months ended June 30, 2018	Additional expected costs	Expected completion date
2018 Restructuring Actions	$1.3	$3.8	2018
2017 and Prior Restructuring Actions (a)	(0.6)	2.2	2018
Total	$0.7	$6.0
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

During the first six months of 2018, we invested $47.5 million for capital expenditures, an increase of $14.5 million from the comparable period of 2017 as we made higher investments in facilities and equipment during 2018 to support our continuing focus on productivity, and due to the acquisition of Aclara.

Stock Repurchase Program

On October 20, 2017, the Board of Directors approved a new stock repurchase program (the “October 2017 program”) that authorized the repurchase of up to $400 million of Common Stock and expires on October 20, 2020. In the six months ended June 30, 2018, the Company repurchased $10.0 million of shares of Common Stock, bringing the remaining share repurchase authorization to $390.0 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At June 30, 2018 and December 31, 2017, the Company had $1,897.6 million and $987.1 million, respectively, of long-term debt, net of unamortized discount and the unamortized balance of capitalized debt issuance costs. At June 30, 2018 the Company also had $25.0 million of long-term debt classified as short-term on the Condensed Consolidated Balance Sheets, reflecting maturities within the next twelve months.

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

The 2022 Notes, 2026 Notes, 2027 Notes and 2028 Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of default under the indenture governing such Notes, as modified by the supplemental indentures creating such Notes, or upon a change in control triggering event as defined in such indenture. The Company was in compliance with all covenants (none of which are financial) as of June 30, 2018.

On January 31, 2018, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with a syndicate of lenders. The Term Loan Agreement provided the Company, with the ability to borrow, in a single borrowing on the Aclara acquisition date, up to $500 million on an unsecured basis to partially finance the Aclara acquisition (the "Term Loan"). On February 2, 2018, the Company borrowed $500 million under the Term Loan Agreement to fund the acquisition. The interest rate applicable to borrowings under the Term Loan Agreement is generally either adjusted LIBOR plus an applicable margin (determined by reference to a ratings based grid) or the alternate base rate. Borrowings under the Term Loan Agreement will amortize in equal quarterly installments of 5% per year in year one, 5% per year in year two, 7.5% per year in year three, 10% per year in year four, 10% per year in year five, and any remaining borrowings under the Term Loan Agreement are due and payable in full in February 2023. Pursuant to that loan amortization schedule, $25.0 million of borrowings under the Term Loan are classified as short-term within current liabilities on the June 30, 2018 Condensed Consolidated Balance Sheets. The sole financial covenant in the Term Loan Agreement requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company.

HUBBELL INCORPORATED-Form 10-Q    38

Back to Contents

At June 30, 2018 and December 31, 2017, the Company had $91.1 million and $68.1 million, respectively, of short-term debt outstanding as follows:

◦
There was $63.0 million of commercial paper borrowings outstanding at June 30, 2018 and December 31, 2017, respectively. The commercial paper borrowings outstanding as of June 30, 2018 were used to partially fund the Aclara acquisition.

◦	As of March 31, 2018, there was $25.0 million of long-term debt classified as short-term, reflecting maturities within the next 12 months relating to our borrowing under the Term Loan.

◦	Short-term debt at June 30, 2018 and December 31, 2017 also includes $3.1 million and $5.1 million, respectively, of borrowings to support our international operations in China and Brazil.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	June 30, 2018	December 31, 2017
Total Debt	$1,988.7	$1,055.2
Total Hubbell Shareholders’ Equity	1,684.9	1,634.2
TOTAL CAPITAL	$3,673.6	$2,689.4
Total Debt to Total Capital	54%	39%
Cash and Investments	262.6	447.2
Net Debt	$1,726.1	$608.0
Net Debt to Total Capital	47%	23%

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

In the first six months of 2018, we invested in the Aclara acquisition and also returned capital to our shareholders through shareholder dividends and share repurchases. These activities were funded primarily with additional debt financing and cash flows from operations as further described below.

◦
In the first six months of 2018, cash used for the acquisition of businesses, net of cash acquired was $1,116.0 million, including approximately $0.3 million received in 2018 to settle a net working capital adjustment relating to an acquisition completed in 2017. Further discussion of our acquisitions can be found in Note 3 — Business Acquisitions in the Notes to Condensed Consolidated Financial Statements.

◦	In the first six months of 2018, shareholder dividends paid were $84.4 million and we repurchased $10.0 million in shares of our common stock.

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

HUBBELL INCORPORATED-Form 10-Q    39

Back to Contents

Our sources of funds and available resources to meet these funding needs are as follows:

◦
We expect to utilize our cash flows from operations. We also have $195.1 million of cash and cash equivalents at June 30, 2018, of which approximately 13% was held inside the United States and the remainder held internationally. As a result of the TCJA, in the first six months of 2018, the Company repatriated a portion of its foreign earnings. A provisional tax amount related to the income tax effects of this repatriation was recorded in the fourth quarter of 2017 in anticipation of such repatriation.

◦
On January 31, 2018, the Company entered into a five-year revolving credit agreement (the "2018 Credit Facility") with a syndicate of lenders that provides a $750 million committed revolving credit facility. In connection with the acquisition of Aclara, the Company terminated all commitments under the Company's previous 2015 credit facility. Commitments under the 2018 Credit Facility may be increased to an aggregate amount not to exceed $1.250 billion. The interest rate applicable to borrowings under the 2018 Credit Facility is generally either the adjusted LIBOR plus an applicable margin (determined by reference to a ratings based grid) or the alternate base rate. The sole financial covenant in the 2018 Credit Facility requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company. The 2018 Credit Facility expires in February 2023. As of June 30, 2018 the Company had not drawn against the facility.

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

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the first six months of 2018, there were no material changes in our estimates and critical accounting policies.

HUBBELL INCORPORATED-Form 10-Q    40

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

•
Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and in this Quarterly Report on Form 10-Q.

Any such forward-looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements. The Company disclaims any duty to update any forward-looking statement, all of which are expressly qualified by the foregoing, other than as required by law.

HUBBELL INCORPORATED-Form 10-Q    41

Back to Contents

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the first six months of 2018 other than is described in Part II, Item 1A, "Risk Factors," in this report. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

HUBBELL INCORPORATED-Form 10-Q    42

Back to Contents

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors

Except as set forth below, there have been no material changes to any of the Company’s risk factors disclosed in our 2017 Form 10-K.

Significant developments from the recent and potential changes in U.S. trade policies could have a material adverse effect on us.

The U.S. government has announced and, in some cases, implemented a new approach to trade policy, including renegotiating, or potentially terminating, certain existing bilateral or multi-lateral trade agreements, as well as implementing the imposition of additional tariffs on certain foreign goods, including finished products and raw materials such as steel and aluminum. These tariffs and potential tariffs have resulted or may result in increased prices for these imported goods and materials and, in some, cases may result or have resulted in price increases for domestically sourced goods and materials. Changes in U.S. trade policy have resulted and could result in additional reactions from U.S. trading partners, including adopting responsive trade policy making it more difficult or costly for us to export our products to those countries. These measures could also result in increased costs for goods imported into the U.S. or may cause us to adjust our worldwide supply chain. Either of these could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

Various countries, and regions, including, without limitation, China, Mexico, Canada and Europe, have announced plans or intentions to impose or have imposed tariffs on a wide range of U.S. products in retaliation for new U.S. tariffs. These actions could, in turn, result in additional tariffs being adopted by the U.S. These conditions and future actions could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States increase the price of, or limit the amount of, raw materials and finished goods imported into the United States, the costs of our raw materials may be adversely affected and the demand from our customers for products and services may be diminished, which could adversely affect our revenues and profitability.

We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.

HUBBELL INCORPORATED-Form 10-Q    43

Back to Contents

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 20, 2017, the Board of Directors approved a stock repurchase program (the “October 2017 program”) that authorized the repurchase of up to $400 million of Common Stock and expires on October 20, 2020. In the six months ended June 30, 2018, the Company repurchased shares for an aggregate purchase price of $10.0 million. As a result, our remaining share repurchase authorization under the October 2017 program is $390.0 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

	Total Number of Shares of Common Stock Purchased[1]	Average Price Paid per share of Common Stock	Approximate Value of Shares that May Yet Be Purchased Under the Programs
Period	(000’s)	Share	(in millions)
BALANCE AS OF MARCH 31, 2018			$400.0
April 2018	—	$—	$400.0
May 2018	43	$103.92	$395.5
June 2018	49	$112.66	$390.0
TOTAL FOR THE QUARTER ENDED JUNE 30, 2018	92	$108.50
1 All shares purchased under the publicly announced October 2017 program.

HUBBELL INCORPORATED-Form 10-Q    44

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    45

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 25, 2018

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Joseph A. Capozzoli
	William R. Sperry		Joseph A. Capozzoli
	Senior Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)

HUBBELL INCORPORATED-Form 10-Q    46