Form 10-Q
period 2018-09-30
HUBBELL INC
filed 2018-10-24
CIK 48898

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			☐	☑

The number of outstanding shares of Hubbell Common Stock as of October 22, 2018 was 54,706,738.

HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Net sales	$1,179.7	$950.5	$3,337.6	$2,751.1
Cost of goods sold	830.7	642.9	2,357.8	1,885.4
Gross profit	349.0	307.6	979.8	865.7
Selling & administrative expenses	185.2	157.5	559.5	473.4
Operating income	163.8	150.1	420.3	392.3
Interest expense, net	(18.4)	(11.6)	(54.5)	(34.3)
Loss on extinguishment of debt	—	(10.1)	—	(10.1)
Other expense, net	(2.9)	(4.8)	(13.5)	(16.7)
Total other expense	(21.3)	(26.5)	(68.0)	(61.1)
Income before income taxes	142.5	123.6	352.3	331.2
Provision for income taxes	27.8	40.8	75.4	103.7
Net income	114.7	82.8	276.9	227.5
Less: Net income attributable to noncontrolling interest	1.1	2.0	4.7	4.8
Net income attributable to Hubbell	$113.6	$80.8	$272.2	$222.7
Earnings per share
Basic	$2.07	$1.47	$4.96	$4.05
Diluted	$2.06	$1.47	$4.93	$4.02
Cash dividends per common share	$0.77	$0.70	$2.31	$2.10
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,
(in millions)	2018	2017
Net income	$114.7	$82.8
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.7)	16.1
Defined benefit pension and post-retirement plans, net of taxes of ($1.6) and ($0.9)	7.0	1.8
Unrealized gain (loss) on investments, net of taxes of $0.1 and ($0.3)	—	0.5
Unrealized gain (loss) on cash flow hedges, net of taxes of $0.4 and $0.5	(0.9)	(1.0)
Other comprehensive income (loss)	5.4	17.4
Total comprehensive income	120.1	100.2
Less: Comprehensive income attributable to noncontrolling interest	1.1	2.0
Comprehensive income attributable to Hubbell	$119.0	$98.2
See notes to unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
(in millions)	2018	2017
Net income	$276.9	$227.5
Other comprehensive income (loss):
Foreign currency translation adjustments	(21.5)	35.3
Defined benefit pension and post-retirement plans, net of taxes of ($2.8) and ($2.8)	10.9	5.5
Unrealized gain (loss) on investments, net of taxes of $0.1 and ($0.7)	(0.4)	1.0
Unrealized gain (loss) on cash flow hedges, net of taxes of ($0.2) and $0.9	0.7	(1.9)
Other comprehensive income (loss)	(10.3)	39.9
Total comprehensive income	266.6	267.4
Less: Comprehensive income attributable to noncontrolling interest	4.7	4.8
Comprehensive income attributable to Hubbell	$261.9	$262.6
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$228.8	$375.0
Short-term investments	11.2	14.5
Accounts receivable, net	788.2	540.3
Inventories, net	672.5	634.7
Other current assets	59.4	39.6
Total Current Assets	1,760.1	1,604.1
Property, Plant, and Equipment, net	499.5	458.3
Other Assets
Investments	61.2	57.7
Goodwill	1,766.4	1,089.0
Intangible assets, net	847.3	460.4
Other long-term assets	63.0	51.1
TOTAL ASSETS	$4,997.5	$3,720.6
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt and current portion of long-term debt	$130.3	$68.1
Accounts payable	420.7	326.5
Accrued salaries, wages and employee benefits	110.0	76.6
Accrued insurance	62.9	60.0
Other accrued liabilities	214.1	174.9
Total Current Liabilities	938.0	706.1
Long-Term Debt	1,792.5	987.1
Other Non-Current Liabilities	495.2	379.5
TOTAL LIABILITIES	3,225.7	2,072.7
Total Hubbell Shareholders’ Equity	1,754.8	1,634.2
Noncontrolling interest	17.0	13.7
TOTAL EQUITY	1,771.8	1,647.9
TOTAL LIABILITIES AND EQUITY	$4,997.5	$3,720.6
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in millions)	2018	2017
Cash Flows from Operating Activities
Net income	$276.9	$227.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112.8	74.7
Deferred income taxes	22.2	4.2
Stock-based compensation	13.4	11.9
Loss on extinguishment of debt	—	10.1
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(133.9)	(73.0)
Decrease (increase) in inventories, net	17.8	(79.2)
Increase in accounts payable	48.1	50.7
Increase (decrease) in current liabilities	(10.2)	14.9
Changes in other assets and liabilities, net	(3.4)	(12.3)
Contribution to qualified defined benefit pension plans	(11.4)	(1.3)
Other, net	6.9	0.4
Net cash provided by operating activities	339.2	228.6
Cash Flows from Investing Activities
Capital expenditures	(70.7)	(53.2)
Acquisition of businesses, net of cash acquired	(1,118.0)	(110.3)
Purchases of available-for-sale investments	(16.6)	(15.1)
Proceeds from available-for-sale investments	17.5	14.1
Other, net	2.3	2.9
Net cash used in investing activities	(1,185.5)	(161.6)
Cash Flows from Financing Activities
Long-term debt borrowings, net	835.0	(2.4)
Short-term debt borrowings, net	37.0	90.7
Payment of dividends	(126.5)	(115.5)
Payment of dividends to noncontrolling interest	(3.8)	(3.5)
Repurchase of common shares	(20.0)	(92.6)
Make whole payment for retirement of long term debt	—	(9.9)
Debt issuance costs	(7.6)	(3.0)
Other, net	(9.4)	(3.7)
Net cash (used) provided by financing activities	704.7	(139.9)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(4.6)	21.7
Decrease in cash and cash equivalents	(146.2)	(51.2)
Cash and cash equivalents
Beginning of period	375.0	437.6
End of period	$228.8	$386.4
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States of America (“U.S.”) GAAP for audited financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

On February 2, 2018 the Company acquired Meter Readings Holding Group, LLC ("Aclara") for approximately $1.1 billion. Aclara is a leading global provider of smart infrastructure solutions for electric, gas, and water utilities, with advanced metering solutions and grid monitoring sensor technology, as well as leading software enabled installation services. The acquisition has been added to the Power segment and is intended to extend the Power segment's capabilities into smart automation technologies, accelerate ongoing innovation efforts to address utility customer demand for data and integrated solutions, and expand the segment's reach to a broader set of utility customers. The results of operations of Aclara are included in Hubbell's results beginning on February 2, 2018.

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

Back to Contents

In March 2017, the FASB issued an Accounting Standards Update (ASU 2017-07) relating to the presentation of net periodic pension costs and net periodic post-retirement benefit cost. This new guidance requires the service component of net periodic pension and post-retirement benefit costs to be reported in the same income statement line item as other employee compensation costs, and the other components to be reported outside of operating income. The Company adopted the requirements of the new standard in the first quarter of 2018 and applied the guidance on a retrospective basis, as required by the standard. The impact to our fiscal quarters and year-ended 2017 is shown in the table below (in millions):

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

In February 2016, the FASB issued an Accounting Standards Update (ASU 2016-02) related to the accounting and financial statement presentation for leases. This new guidance, codified in ASC 842, will require a lessee to recognize a right-of-use asset and a lease liability for both financing and operating leases, with a policy election permitting an exception to this guidance for leases with a term of twelve months or less and that do not contain a purchase option that is reasonably certain to be exercised. For financing leases, the lessee will recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee will recognize a straight-line lease expense. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will adopt the standard as of January 1, 2019.

Pursuant to ASU 2018-11, ASC 842 must be adopted using a modified retrospective transition at the beginning of the earliest comparative period presented. The standard, as originally issued, was to be applied retrospectively, however in July 2018 the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvements,” which provides an additional transition method that permits changes to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the fiscal year of adoption. It is our intention to apply this approach in adopting the standard.
In preparing to adopt ASC 842, we are designing processes and controls to manage and account for our active leases under the new requirements. We have completed a qualitative assessment of the company’s portfolio of active leases and are compiling a central repository of related data. In addition, we are implementing a software system to address the new reporting requirements. Lease data elements, required for accounting under the new standard, are being abstracted, validated and loaded into the software solution. The Company estimates that it will recognize approximately $100 million of right-of-use assets and corresponding lease liabilities on the balance sheet upon adoption. However, the population of contracts subject to balance sheet recognition and their initial measurement remains under evaluation; final balance sheet impacts will depend on the lease portfolio as the time of adoption. The Company does not expect that adoption will have a material impact on our results of operations or liquidity.

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

Back to Contents

Effective January 1, 2018, the Company adopted the requirements of ASC 606 using the modified retrospective approach. The Company applied the guidance to all contracts and recognized a cumulative effect adjustment to Retained Earnings as of January, 1, 2018 of $0.6 million. The impacts to the financial statements are primarily related to balance sheet classification, including amounts associated with the change in balance sheet classification of sales returns reserves, while the impacts on the income statement reflect the change in classification of restocking fees. The impact to our financial statements for the quarter ended September 30, 2018 was as follows (in millions):

	For the Three Months Ended September 30, 2018
Income Statement	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Higher/(Lower)
Net sales	$1,179.7	$1,179.0	$0.7

Costs and expenses
Cost of goods sold	$830.7	$830.0	$0.7

	For the Nine Months Ended September 30, 2018
Income Statement	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Higher/(Lower)
Net sales	$3,337.6	$3,335.3	$2.3

Costs and expenses
Cost of goods sold	$2,357.8	$2,355.5	$2.3

	As of September 30, 2018
Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Higher/(Lower)
ASSETS
Accounts receivable, net	$788.2	$769.6	$18.6
Inventories, net	672.5	684.6	(12.1)
Other current assets	59.4	48.2	11.2
Total Assets	$4,997.5	$4,979.8	$17.7

LIABILITIES
Other accrued liabilities	$214.1	$197.0	$17.1
Total Liabilities	$3,225.7	$3,208.6	$17.1

EQUITY
Retained earnings	$2,034.1	$2,033.5	$0.6
Total Equity	$1,771.8	$1,771.2	$0.6

HUBBELL INCORPORATED-Form 10-Q    9

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

The following table presents disaggregated revenue by business group (in millions) for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Electrical	Power	Total	Electrical	Power	Total
Net sales
Hubbell Commercial and Industrial	$234.2	$—	$234.2	$685.0	$—	$685.0
Hubbell Construction and Energy	204.9	—	204.9	598.7	—	598.7
Hubbell Lighting	248.3	—	248.3	710.4	—	710.4
Hubbell Power Systems	—	492.3	492.3	—	1,343.5	1,343.5
Total net sales	$687.4	$492.3	$1,179.7	$1,994.1	$1,343.5	$3,337.6

HUBBELL INCORPORATED-Form 10-Q    10

Back to Contents

The following table presents disaggregated third-party net sales by geographic location (in millions) for the three and nine months ended September 30, 2018 (on a geographic basis, the Company defines "international" as businesses based outside of the United States and its possessions):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Electrical	Power	Total	Electrical	Power	Total
Net sales
United States	$615.3	$448.0	$1,063.3	$1,776.1	$1,236.4	$3,012.5
International	72.1	44.3	116.4	218.0	107.1	325.1
Total net sales	$687.4	$492.3	$1,179.7	$1,994.1	$1,343.5	$3,337.6

Contract Balances

Our contract liabilities consist of advance payments for products as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in Other accrued liabilities and the non-current portion of deferred revenue is included in Other non-current liabilities in the Condensed Consolidated Balance Sheet.

Contract liabilities were $28.4 million as of September 30, 2018 compared to $10.2 million as of December 31, 2017. The $18.2 million increase in our contract liabilities balance was primarily due to timing of advance payments on certain orders and the acquisition of Aclara, partially offset by the recognition of $8.9 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2018. The Company has an immaterial amount of contract assets relating to performance obligations satisfied prior to payment that is recorded in Other long-term assets in the Condensed Consolidated Balance Sheet. Impairment losses recognized on our receivables and contract assets were immaterial in the nine months ended September 30, 2018. See Note 1 – Basis of Presentation and Note 3 – Business Acquisitions in the Notes to Condensed Consolidated Financial Statements for additional information.

Unsatisfied Performance Obligations

The Company has elected the practical expedient to disclose only the value of unsatisfied performance obligations for contracts with an original expected length greater than one year. Prior to the acquisition of Aclara, the majority of Hubbell's revenues resulted from sales of inventoried products with short periods of manufacture and delivery and thus are excluded from this disclosure. As of September 30, 2018, the Company had approximately $600 million of unsatisfied performance obligations for contracts with an original expected length of greater than one year, primarily relating to long-term contracts of the Aclara business (within the Power segment) to deliver and install meters and grid monitoring sensor technology. The Company expects that a majority of the unsatisfied performance obligations will be completed and recognized over the next 3 years.

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

Back to Contents

Preliminary Allocation of Consideration Transferred to Net Assets Acquired

The following table presents the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Company's acquisition of Aclara. The final determination of the fair value of certain assets and liabilities will be completed within the one year measurement period as required by the FASB ASC Topic 805, “Business Combinations.” As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations. The finalization of the purchase accounting assessment may result in a change in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company's results of operations and financial position.

The following is a preliminary estimate of the assets acquired and the liabilities assumed by the Company in the merger, reconciled to the estimated acquisition consideration (in millions):

Accounts receivable	$119.6
Inventories	77.1
Other current assets	9.0
Property, plant and equipment	32.2
Intangible assets	444.0
Accounts payable	(51.8)
Other accrued liabilities	(79.4)
Deferred tax liabilities, net	(78.2)
Other non-current liabilities	(38.8)
Noncontrolling interest	(2.5)
Goodwill	685.1
Total Estimate of Consideration Transferred, Net of Cash Acquired	$1,116.3

Cash used for the acquisition of businesses, net of cash acquired as reported in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 is $1,118.0 million and includes approximately $1.7 million of deferred purchase price and net working capital settlements relating to acquisitions completed in prior years.

In connection with the merger, the Company recorded goodwill of $685.1 million, which is attributable primarily to expected synergies, expanded market opportunities, and other expected benefits that the Company believes will result from combining its operations with the operations of Aclara. The historical goodwill of Aclara resulting from their prior asset acquisitions is expected to be deductible for tax purposes. Any incremental goodwill created in the merger is not deductible for tax purposes. The goodwill resulting from the acquisition of Aclara is subject to potential significant changes as the purchase price allocation is completed. Goodwill has been allocated to the Power segment.

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

Supplemental Pro-Forma Data

Aclara’s results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on February 2, 2018. Aclara contributed sales of approximately $429.7 million and operating income of approximately $12.8 million for the period from the completion of the acquisition through September 30, 2018.

HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents

The following unaudited supplemental pro-forma information presents consolidated results as if the acquisition had been completed on January 1, 2017. Following that approach, for the purpose of the pro-forma results presented in the tables below, certain costs incurred by the Company during the three and nine months ended September 30, 2018 and three months ended December 31, 2017 have been reclassified out of their respective periods and into the pro-forma periods ended September 30, 2017. Those reclassifications primarily include the following, which represent the amount of increase or (decrease) to reported results to arrive at the pro forma results. Per share amounts in 2018 reflect the reduction in the U.S. federal corporate income tax rate from 35% to 21%:

(pre-tax in millions, except per share amounts)	Three Months Ended September 30,		Per Diluted Share
	2018	2017	2018	2017
Aclara transaction costs incurred in the third quarter of 2018(1)	$1.5	$(1.5)	$0.02	$(0.02)
Intangible amortization and inventory step up amortization(2)	(1.9)	(10.0)	(0.03)	(0.11)
Interest expense(3)	4.6	(8.0)	0.06	(0.09)

(pre-tax in millions, except per share amounts)	Nine Months Ended September 30,		Per Diluted Share
	2018	2017	2018	2017
Aclara transaction costs incurred in the first nine months of 2018(1)	$12.1	$(12.1)	$0.18	$(0.16)
Aclara transaction costs incurred in the fourth quarter of 2017(1)	—	(7.1)	—	(0.10)
Intangible amortization and inventory step up(2)	(1.3)	(36.8)	(0.02)	(0.41)
Interest expense(3)	3.1	(22.3)	0.04	(0.25)

(1) Aclara transaction costs incurred in the three and nine months ended September 30, 2018 have been reclassified into the comparable pro-forma September 30, 2017 period. The pro-forma nine months ended September 30, 2017 period also includes transaction costs incurred by the Company during the fourth quarter of 2017.

(2) Aclara intangible amortization and inventory step up amortization incurred in three and nine months ended September 30, 2018 has been reclassified into the comparable pro-forma September 30, 2017 period and, in the nine month period, increased to reflect the assumption the transaction was completed on January 1, 2017. The pro-forma September 30, 2018 periods include the intangible amortization that would be incurred assuming the transaction had been completed on January 1, 2017.

(3) Interest expense incurred in the three and nine months ended September 30, 2018, reflecting amounts incurred from the date of the acquisition, has been reclassified into the pro-forma September 30, 2017 period and, in the nine month period, increased to reflect the assumption the transaction was completed on January 1, 2017. The pro-forma September 30, 2018 period includes the interest expense that would have been incurred assuming the transaction had been completed on January 1, 2017.

The pro-forma results were calculated by combining the results of the Company with the stand-alone results of Aclara for the pre-acquisition periods, as described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$1,180.4	$1,112.7	$3,385.8	$3,150.2
Net income attributable to Hubbell	$117.3	$77.4	$284.5	$193.7
Earnings Per Share:
Basic	$2.14	$1.41	$5.18	$3.52
Diluted	$2.13	$1.40	$5.16	$3.50

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

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2018	2017	2018	2017	2018	2017
Three Months Ended September 30,
Electrical	$687.4	$654.0	$94.0	$88.4	13.7%	13.5%
Power	492.3	296.5	69.8	61.7	14.2%	20.8%
TOTAL	$1,179.7	$950.5	$163.8	$150.1	13.9%	15.8%
Nine Months Ended September 30,
Electrical	$1,994.1	$1,897.9	$246.5	$215.2	12.4%	11.3%
Power	1,343.5	853.2	173.8	177.1	12.9%	20.8%
TOTAL	$3,337.6	$2,751.1	$420.3	$392.3	12.6%	14.3%

NOTE 5 Inventories, net

Inventories, net are composed of the following (in millions):

	September 30, 2018	December 31, 2017
Raw material	$226.4	$190.0
Work-in-process	114.4	115.8
Finished goods	393.0	390.5
	733.8	696.3
Excess of FIFO over LIFO cost basis	(61.3)	(61.6)
TOTAL	$672.5	$634.7

HUBBELL INCORPORATED-Form 10-Q    14

Back to Contents

NOTE 6 Goodwill and Intangible Assets, net

Changes in the carrying values of goodwill for the nine months ended September 30, 2018, were as follows (in millions):

	Segment
	Electrical	Power	Total
BALANCE DECEMBER 31, 2017	$717.6	$371.4	$1,089.0
Current year acquisitions (Note 3 – Business Acquisitions)	—	685.1	685.1
Foreign currency translation and prior year acquisitions	(1.1)	(6.6)	(7.7)
BALANCE SEPTEMBER 30, 2018	$716.5	$1,049.9	$1,766.4

In the first nine months of 2018, the Company completed one acquisition (Aclara) that was added to the Power segment. This acquisition has been accounted for as a business combination and has resulted in the recognition of $685.1 million of goodwill. See Note 3 – Business Acquisitions in the Notes to Condensed Consolidated Financial Statements for additional information.

The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheet is as follows (in millions):

	September 30, 2018		December 31, 2017
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$204.9	$(56.5)	$151.4	$(50.1)
Customer/agent relationships and other	844.9	(199.7)	462.0	(156.7)
Total	$1,049.8	$(256.2)	$613.4	$(206.8)
Indefinite-lived:
Tradenames and other	53.7	—	53.8	—
TOTAL	$1,103.5	$(256.2)	$667.2	$(206.8)

Amortization expense associated with definite-lived intangible assets was $53.2 million and $26.4 million for the nine months ended September 30, 2018 and 2017, respectively. Future amortization expense associated with these intangible assets is expected to be $18.8 million for the remainder of 2018, $77.7 million in 2019, $76.1 million in 2020, $74.4 million in 2021, $66.0 million in 2022, and $59.4 million in 2023.

HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents

NOTE 7 Other Accrued Liabilities

Other accrued liabilities are composed of the following (in millions):

	September 30, 2018	December 31, 2017
Customer program incentives	$41.8	$41.2
Accrued income taxes	12.6	27.5
Contract liabilities - deferred revenue	28.4	10.2
Customer refund liability	17.5	—
Accrued warranties	31.2	14.0
Other	82.6	82.0
TOTAL	$214.1	$174.9

NOTE 8 Other Non-Current Liabilities

Other non-current liabilities are composed of the following (in millions):

	September 30, 2018	December 31, 2017
Pensions	$198.8	$213.2
Other post-retirement benefits	24.6	24.6
Deferred tax liabilities	128.5	23.7
Accrued warranties long-term	30.2	—
Other	113.1	118.0
TOTAL	$495.2	$379.5

HUBBELL INCORPORATED-Form 10-Q    16

Back to Contents

NOTE 9 Total Equity

Total equity is composed of the following (in millions, except per share amounts):

	September 30, 2018	December 31, 2017
Common stock, $.01 par value:
Common Stock – authorized 200.0 shares; issued and outstanding 54.7 and 54.9 shares	$0.6	$0.6
Additional paid-in capital	0.2	11.0
Retained earnings	2,034.1	1,892.4
Accumulated other comprehensive loss:
Pension and post retirement benefit plan adjustment, net of tax	(165.6)	(176.5)
Cumulative translation adjustment	(113.4)	(91.9)
Unrealized gain (loss) on investment, net of tax	(1.0)	(0.6)
Cash flow hedge gain (loss), net of tax	(0.1)	(0.8)
Total Accumulated other comprehensive loss	(280.1)	(269.8)
Hubbell shareholders’ equity	1,754.8	1,634.2
Noncontrolling interest	17.0	13.7
TOTAL EQUITY	$1,771.8	$1,647.9

A summary of the changes in equity for the nine months ended September 30, 2018 and 2017 is provided below (in millions):

	Nine Months Ended September 30,
	2018			2017
	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity	Hubbell Shareholders’ Equity	Noncontrolling interest	Total Equity
EQUITY, JANUARY 1	$1,634.2	$13.7	$1,647.9	$1,592.8	$10.4	$1,603.2
Total comprehensive income	261.9	4.7	266.6	262.6	4.8	267.4
Stock-based compensation	13.4	—	13.4	11.9	—	11.9
ASC 606 adoption to retained earnings	0.6	—	0.6	—	—	—
Repurchase/surrender of shares of common stock	(28.8)	—	(28.8)	(96.0)	—	(96.0)
Issuance of shares related to directors’ deferred compensation, net	0.3	—	0.3	0.4	—	0.4
Dividends to noncontrolling interest	—	(3.8)	(3.8)	—	(3.5)	(3.5)
Aclara noncontrolling interest	—	2.4	2.4	—	—	—
Cash dividends declared	(126.8)	—	(126.8)	(115.7)	—	(115.7)
EQUITY, SEPTEMBER 30	$1,754.8	$17.0	$1,771.8	$1,656.0	$11.7	$1,667.7

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statement of Comprehensive Income.

HUBBELL INCORPORATED-Form 10-Q    17

Back to Contents

NOTE 10 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the nine months ended September 30, 2018 is provided below (in millions):

(debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2017	$(0.8)	$(0.6)	$(176.5)	$(91.9)	$(269.8)
Other comprehensive income (loss) before reclassifications	0.7	(0.4)	5.1	(21.5)	(16.1)
Amounts reclassified from accumulated other comprehensive loss	—	—	5.8	—	5.8
Current period other comprehensive income (loss)	0.7	(0.4)	10.9	(21.5)	(10.3)
BALANCE AT SEPTEMBER 30, 2018	$(0.1)	$(1.0)	$(165.6)	$(113.4)	$(280.1)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three and nine months ended September 30, 2018 and 2017 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$0.1	$(0.2)		Net sales
	0.2	(0.4)		Cost of goods sold
	0.3	(0.6)		Total before tax
	(0.1)	0.2		Tax benefit (expense)
	$0.2	$(0.4)		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.2	$0.3	(a)
Actuarial gains/(losses)	(2.6)	(3.0)	(a)
Settlement and curtailment losses	—	—	(a)
	(2.4)	(2.7)		Total before tax
	0.5	0.9		Tax benefit (expense)
	$(1.9)	$(1.8)		Gain (loss) net of tax
Losses reclassified into earnings	$(1.7)	$(2.2)		Gain (loss) net of tax

(a)
These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 12 – Pension and Other Benefits in the Notes to Condensed Consolidated Financial Statements for additional details).

HUBBELL INCORPORATED-Form 10-Q    18

Back to Contents

Details about Accumulated Other Comprehensive Loss Components	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$—	$(0.2)		Net sales
	—	(0.4)		Cost of goods sold
	—	(0.6)		Total before tax
	—	0.2		Tax benefit (expense)
	$—	$(0.4)		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.7	$0.7	(a)
Actuarial gains/(losses)	(8.2)	(8.5)	(a)
Settlement and curtailment losses	—	(0.5)	(a)
	(7.5)	(8.3)		Total before tax
	1.7	2.8		Tax benefit (expense)
	$(5.8)	$(5.5)		Gain (loss) net of tax
Losses reclassified into earnings	$(5.8)	$(5.9)		Gain (loss) net of tax

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

The following table sets forth the computation of earnings per share for the three and nine months ended September 30, 2018 and 2017 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to Hubbell	$113.6	$80.8	$272.2	$222.7
Less: Earnings allocated to participating securities	(0.4)	(0.3)	(1.0)	(0.7)
Net income available to common shareholders	$113.2	$80.5	$271.2	$222.0
Denominator:
Average number of common shares outstanding	54.6	54.6	54.7	54.9
Potential dilutive common shares	0.3	0.3	0.3	0.3
Average number of diluted shares outstanding	54.9	54.9	55.0	55.2
Earnings per share:
Basic	$2.07	$1.47	$4.96	$4.05
Diluted	$2.06	$1.47	$4.93	$4.02

The Company did not have outstanding any significant anti-dilutive securities during the three and nine months ended September 30, 2018 and 2017.

HUBBELL INCORPORATED-Form 10-Q    20

Back to Contents

NOTE 12 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Three Months Ended September 30,
Service cost	$1.0	$1.5	$—	$—
Interest cost	8.6	9.3	0.2	0.4
Expected return on plan assets	(8.3)	(8.6)	—	—
Amortization of prior service cost	—	—	(0.2)	(0.3)
Amortization of actuarial losses	2.6	3.0	—	—
Settlement and curtailment losses	—	—	—	—
NET PERIODIC BENEFIT COST	$3.9	$5.2	$—	$0.1
Nine Months Ended September 30,
Service cost	$3.2	$4.5	$0.1	$—
Interest cost	25.8	27.8	0.7	0.8
Expected return on plan assets	(25.3)	(25.6)	—	—
Amortization of prior service cost	—	—	(0.7)	(0.7)
Amortization of actuarial losses	8.1	8.5	0.1	—
Settlement and curtailment losses	—	0.5	—	—
NET PERIODIC BENEFIT COST	$11.8	$15.7	$0.2	$0.1

In the third quarter of 2018, the Company approved amendments to one of its foreign defined benefit pension plans, which closed the plan to future service accruals effective August 31, 2018. As a result of the amendments, in the third quarter of 2018, the Company recognized a curtailment gain of approximately $5.1 million, net of tax, in Accumulated other comprehensive income. In addition, effective August 31, 2018, the amortization of actuarial gains and losses is being recognized over the remaining life expectancy of the participants of this plan, as all participants are considered inactive as a result of the amendment.

Employer Contributions

Although not required by ERISA and the Internal Revenue Code, the Company made a $10.0 million voluntary contribution to its qualified domestic defined benefit pension plan in the third quarter of 2018. The Company anticipates making required contributions of approximately $1.9 million to its foreign pension plans during 2018, of which $1.4 million has been contributed through September 30, 2018.

HUBBELL INCORPORATED-Form 10-Q    21

Back to Contents

NOTE 13 Guarantees

The Company records a liability equal to the fair value of guarantees in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of September 30, 2018 and December 31, 2017, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the nine months ended September 30, 2018 and 2017 are set forth below (in millions):

	2018	2017
BALANCE AT JANUARY 1,	$14.0	$13.8
Provision	9.5	9.6
Expenditures/other	(14.9)	(8.2)
Acquisitions(a)	52.8	—
BALANCE AT SEPTEMBER 30(b),	$61.4	$15.2
(a) The acquisition amount disclosed relates to the Aclara acquisition. Refer to Note 3 – Business Acquisitions for additional information.
(b) Refer to Note 7 – Other Accrued Liabilities and Note 8 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.

HUBBELL INCORPORATED-Form 10-Q    22

Back to Contents

NOTE 14 Fair Value Measurement

Investments

At September 30, 2018 and December 31, 2017, the Company had $55.9 million and $58.4 million, respectively, of available-for-sale securities, consisting of municipal bonds classified in Level 2 of the fair value hierarchy and an investment in the redeemable preferred stock of a privately-held electrical utility substation security provider classified in Level 3 of the fair value hierarchy. The Company also had $16.5 million of trading securities at September 30, 2018 and $13.8 million at December 31, 2017 that are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

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

Back to Contents

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2018 and December 31, 2017 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable Inputs for Which Little or No Market Data Exists (Level 3)	Total
September 30, 2018
Money market funds(a)	$59.1	$—	$—	$59.1
Time deposits(a)	—	21.4	—	21.4
Available for sale investments	—	51.9	4.0	55.9
Trading securities	16.5	—	—	16.5
Deferred compensation plan liabilities	(16.5)	—	—	(16.5)
Derivatives:
Forward exchange contracts-Assets(b)	—	0.5	—	0.5
Forward exchange contracts-(Liabilities)(c)	—	(0.2)	—	(0.2)
TOTAL	$59.1	$73.6	$4.0	$136.7

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable Inputs for Which Little or No Market Data Exists (Level 3)	Total
December 31, 2017
Money market funds(a)	$126.9	$—	$—	$126.9
Available for sale investments	—	54.3	4.1	58.4
Trading securities	13.8	—	—	13.8
Deferred compensation plan liabilities	(13.8)	—	—	(13.8)
Derivatives:
Forward exchange contracts-Assets(b)	—	0.2	—	0.2
Forward exchange contracts-(Liabilities)(c)	—	(0.7)	—	(0.7)
TOTAL	$126.9	$53.8	$4.1	$184.8
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

During the three and nine months ended September 30, 2018 there were no transfers of financial assets or liabilities in or out of Level 1 or Level 2 of the fair value hierarchy. There were also no transfers in or out of Level 3 during that period.

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During the nine months ended September 30, 2018 and 2017, the Company purchased $2.6 million and $1.8 million, respectively, of trading securities related to these deferred compensation plans. As a result of participant distributions, the Company sold $0.5 million of these trading securities during the nine months ended September 30, 2018 and $0.3 million during the nine months ended September 30, 2017. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

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

In 2018 and 2017, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge exposure to fluctuating rates of exchange for both anticipated inventory purchases and forecasted sales by its subsidiaries that transact business in Canada. As of September 30, 2018, the Company had 37 individual forward exchange contracts for an aggregate notional amount of $38.8 million, having various expiration dates through September 2019. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

The following table summarizes the results of cash flow hedging relationships for the three months ended September 30, 2018 and 2017 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings Effective Portion (net of tax)
Derivative Instrument	2018	2017	(Effective Portion)	2018	2017
Forward exchange contract	$(0.7)	$(1.4)	Net sales	$—	$(0.1)
			Cost of goods sold	$0.2	$(0.3)

The following table summarizes the results of cash flow hedging relationships for the nine months ended September 30, 2018 and 2017 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings Effective Portion (net of tax)
Derivative Instrument	2018	2017	(Effective Portion)	2018	2017
Forward exchange contract	$0.7	$(2.3)	Net sales	$—	$(0.1)
			Cost of goods sold	$—	$(0.3)

Hedge ineffectiveness was immaterial with respect to the forward exchange cash flow hedges during the three and nine months ended September 30, 2018 and 2017.

Long Term Debt

As of September 30, 2018 and December 31, 2017, the estimated fair value of long-term debt was $1,759.8 million and $1,013.2 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

HUBBELL INCORPORATED-Form 10-Q    25

Back to Contents

NOTE 15 Commitments and Contingencies

As previously reported, in the fourth quarter of 2016, the Company recorded a charge of $12.5 million in Cost of goods sold representing the estimated withdrawal liability from one of the multi-employer pension plans in which it participated. Depending on actions of third parties, including bankruptcy or withdrawals from the multi-employer plan, under terms customary to multi-employer plans, it is possible that the Company could in the future be subject to certain additional liabilities associated with its participation and withdraw from the multi-employer pension plan, which the Company estimated could be up to an additional $23 million as of December 31, 2017. In connection therewith, on October 4, 2018, the trustees of the plan demanded an additional payment of $23.3 million. The Company disputes the trustees' demand and on October 4, 2018, the Company commenced an arbitration proceeding with respect thereto. The Company intends to prosecute the arbitration vigorously.

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

HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents

NOTE 16 Restructuring Costs and Other

In the three and nine months ended September 30, 2018, we incurred costs for restructuring actions initiated in 2018 as well as costs for restructuring actions initiated in the prior year. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions and the sale or exit of business units we determine to be non-strategic. Restructuring costs include severance and employee benefits, asset impairments, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash, and a liability associated with the withdrawal from a multi-employer pension plan. The withdrawal liability may be settled either in periodic payments over approximately 19 years, or in a lump sum, subject to negotiation.

Pre-tax restructuring costs incurred in each of our reporting segments and the location of the costs in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2018 and 2017 is as follows (in millions):

	Three Months Ended September 30,
	2018	2017	2018	2017	2018	2017
	Cost of goods sold		Selling & administrative expense		Total
Electrical Segment	$0.9	$1.9	$0.5	$0.9	$1.4	$2.8
Power Segment	0.1	0.3	0.9	0.2	1.0	0.5
Total Pre-Tax Restructuring Costs	$1.0	$2.2	$1.4	$1.1	$2.4	$3.3

	Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017
	Cost of goods sold		Selling & administrative expense		Total
Electrical Segment	$2.0	$8.2	$0.1	$3.3	$2.1	$11.5
Power Segment	0.2	1.4	0.8	0.6	1.0	2.0
Total Pre-Tax Restructuring Costs	$2.2	$9.6	$0.9	$3.9	$3.1	$13.5

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/18	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 9/30/2018
2018 Restructuring Actions
Severance	$—	$2.2	$(1.1)	$1.1
Asset write-downs	—	—	—	—
Facility closure and other costs	—	1.5	(1.5)	—
Total 2018 Restructuring Actions	$—	$3.7	$(2.6)	$1.1
2017 and Prior Restructuring Actions
Severance	$5.4	$(1.9)	$(2.1)	$1.4
Asset write-downs	—	—	—	—
Facility closure and other costs(a)	15.5	1.3	(3.0)	13.8
Total 2017 and Prior Restructuring Actions	$20.9	$(0.6)	$(5.1)	$15.2
Total Restructuring Actions	$20.9	$3.1	$(7.7)	$16.3
(a) Facility closure and other costs as of 9/30/18 include a liability of approximately $12.5 million associated with the withdrawal from a multi-employer pension plan as a result of a restructuring action.

HUBBELL INCORPORATED-Form 10-Q    27

Back to Contents

The actual costs incurred and total expected cost of our on-going restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2017	Costs incurred during first nine months of 2018	Remaining costs at 9/30/2018
2018 Restructuring Actions
Electrical Segment	$6.7	$—	$2.1	$4.6
Power Segment	4.4	—	1.6	2.8
Total 2018 Restructuring Actions	$11.1	$—	$3.7	$7.4
2017 and Prior Restructuring Actions
Electrical Segment	$17.2	$16.9	$—	$0.3
Power Segment	3.0	3.4	(0.6)	0.2
Total 2017 and Prior Restructuring Actions	$20.2	$20.3	$(0.6)	$0.5
Total Restructuring Actions	$31.3	$20.3	$3.1	$7.9

HUBBELL INCORPORATED-Form 10-Q    28

Back to Contents

NOTE 17 Long Term Debt and Financing Arrangements

Long-term debt consists of the following (in millions):

	Maturity	September 30, 2018	December 31, 2017
Senior notes at 3.625%	2022	$298.3	$297.9
Senior notes at 3.35%	2026	394.9	394.4
Senior notes at 3.15%	2027	295.2	294.8
Senior notes at 3.50%	2028	443.1	—
Term loan, net of current portion of $25 million	2023	361.0	—
TOTAL LONG-TERM DEBT (a)		$1,792.5	$987.1
(a) Long-term debt is presented net of debt issuance costs and unamortized discounts.

In February 2018, the Company completed a public offering of $450 million of senior, unsecured, notes maturing in February 2028 and bearing interest at a fixed rate of 3.50% (the "2028 Notes"). Net proceeds from the issuance of the 2028 Notes were $442.6 million after deducting the discount on such notes and offering expenses paid by the Company. The 2028 Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of a default under the indenture governing the 2028 Notes, as modified by the supplemental indenture creating such notes, or upon a change in control triggering event as defined in such indenture.

In January 2018, the Company entered into a Term Loan Agreement (the "Term Loan Agreement") with a syndicate of lenders. The Term Loan Agreement provided the Company, with the ability to borrow, in a single borrowing on the Aclara acquisition date, up to $500 million on an unsecured basis to partially finance the Aclara acquisition (the "Term Loan"). On February 2, 2018, the Company borrowed $500 million under the Term Loan Agreement. The interest rate applicable to borrowings under the Term Loan Agreement is generally either adjusted LIBOR plus an applicable margin (determined by reference to a ratings based grid) or the alternate base rate. The principal amount of borrowings under the Term Loan Agreement will amortize in equal quarterly installments of 5% per year in year one, 5% per year in year two, 7.5% per year in year three, 10% per year in year four, 10% per year in year five, and any remaining borrowings under the Term Loan Agreement are due and payable in full in February 2023. The Company may also make principal payments in excess of the amortization schedule at its discretion. In the third quarter of 2018 the Company issued commercial paper and used the proceeds to make a $100.0 million discretionary payment against the outstanding principal amount of the Term Loan. The sole financial covenant in the Term Loan Agreement requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company. The Company was in compliance with this covenant as of September 30, 2018.

In January 2018, the Company entered into a new five-year revolving credit agreement (the "2018 Credit Facility") with a syndicate of lenders that provides a $750 million committed revolving credit facility. In connection with the acquisition of Aclara, the Company terminated all commitments under the Company's previous 2015 credit facility. Commitments under the 2018 Credit Facility may be increased to an aggregate amount not to exceed $1.250 billion. The interest rate applicable to borrowings under the 2018 Credit Facility is generally either adjusted LIBOR plus an applicable margin (determined by reference to a ratings based grid) or the alternate base rate. The 2018 Credit Facility expires in February 2023. The sole financial covenant in the 2018 Credit Facility requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company. The Company was in compliance with this covenant as of September 30, 2018. As of September 30, 2018, the Company has not drawn against the 2018 Credit Facility.

At December 31, 2017, the Company had $68.1 million of short-term debt outstanding. The Company had $130.3 million short-term debt outstanding at September 30, 2018, which consisted primarily of commercial paper and the current portion of the Term Loan.

HUBBELL INCORPORATED-Form 10-Q    29

Back to Contents

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, the United Kingdom, Brazil, Australia, Spain and Ireland. The Company also participates in joint ventures in Taiwan, Hong Kong and the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company had approximately 19,600 employees worldwide as of September 30, 2018.

The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for the three and nine months ended September 30, 2018 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

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

Our strategy to deliver products through a competitive cost structure results in our implementation of certain restructuring and related activities, with the objective to optimize our manufacturing footprint, cost structure, and effectiveness and efficiency of our workforce. Our restructuring and related efforts include the consolidation of manufacturing and distribution facilities, workforce actions, as well as streamlining and consolidating our back-office functions. Beginning in the fourth quarter of 2014, our restructuring and related activities increased and continued at heightened levels through 2017. We expect that our restructuring programs and activities will continue in 2018 and future years, however at a lower and more consistent run-rate of costs and savings as compared to prior periods.

Productivity improvement also continues to be a key area of focus for the Company and efforts to drive productivity work with our restructuring and related activities to minimize the impact of rising material costs and administrative cost inflation. Material costs are approximately two-thirds of our cost of goods sold and therefore volatility in this area can significantly affect profitability. Material costs may also include tariffs (which are further defined in the results of operations discussion below). Our goal is to have pricing and productivity programs that offset material and other inflationary cost increases as well as pay for investments in key growth areas.

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

HUBBELL INCORPORATED-Form 10-Q    30

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

Effective with results of operations reported in the first quarter of 2018, "adjusted" operating measures no longer exclude restructuring and related costs, as these costs and the related savings are expected to return to a more consistent annual run-rate in 2018, and therefore no longer affect the comparability of our underlying performance from period to period. For comparability, all prior period "adjusted" operating measures have been updated to reflect this change in definition of the adjusted measure.

Our adjusted operating measures for the three and nine months ended September 30 exclude Aclara acquisition-related and transaction costs and the loss on extinguishment of debt incurred in the third quarter of 2017, as further explained below, and as shown in the reconciliations to the comparable GAAP measures that follow. However, the SAB 118 tax benefit of $4 million recognized in the third quarter of 2018 in connection with the Company's provisional and ongoing accounting for the effects of the TCJA, has not been reflected as an adjustment to the GAAP measures and is therefore not a reconciling item in the adjusted operating measures below.

Aclara acquisition-related and transaction costs

Aclara acquisition-related costs include the amortization of identified intangible assets and inventory step-up amortization expense. Aclara transaction costs are primarily for professional services and other fees incurred to complete the acquisition as well as certain financing costs recognized in interest expense in connection with the transaction. The effect of inventory step-up amortization expense is complete, and the effect of transaction costs relating to the Aclara acquisition was substantially complete, as of June 30, 2018. See Note 3 — Business Acquisitions in the Notes to Condensed Consolidated Financial Statements for additional information and further discussion of Aclara acquisition-related and transaction costs. Only a portion of the Aclara transaction costs are expected to be tax deductible.

The following table provides the Aclara acquisition-related and transaction costs for the three and nine months ended September 30, 2018 by type and by location in the Condensed Consolidated Statement of Income (in millions):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Aclara acquisition-related costs	$9.9	$33.4
Aclara transaction costs	1.5	12.1
Aclara acquisition-related and transaction costs	$11.4	$45.5

Cost of goods sold	$6.3	$23.6
S&A expense	3.9	19.1
Operating income	$10.2	$42.7
Interest expense	1.2	2.8
Aclara acquisition-related and transaction costs	$11.4	$45.5

Loss on the early extinguishment of debt

Our consolidated results of operations in the third quarter of 2017 included a $10.1 million pre-tax loss on the early extinguishment of long-term debt from the redemption of all of our $300 million outstanding long-term unsecured, senior notes that were scheduled to mature in 2018.

HUBBELL INCORPORATED-Form 10-Q    31

Back to Contents

Results of Operations – Third Quarter of 2018 compared to the Third Quarter of 2017

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended September 30,
	2018	% of Net sales	2017	% of Net sales
Net sales	$1,179.7		$950.5
Cost of goods sold	830.7	70.4%	642.9	67.6%
Gross profit	349.0	29.6%	307.6	32.4%
Selling & administrative ("S&A") expense	185.2	15.7%	157.5	16.6%
Operating income	163.8	13.9%	150.1	15.8%
Net income attributable to Hubbell	113.6	9.6%	80.8	8.5%
EARNINGS PER SHARE – DILUTED	$2.06		$1.47

The following table reconciles our adjusted financial measures utilized in this report to the directly comparable GAAP financial measure (in millions, except per share amounts for the three months ended September 30, 2018):

	Three Months Ended September 30,
	2018	% of Net sales	2017	% of Net sales
Gross profit (GAAP measure)	$349.0	29.6%	$307.6	32.4%
Acquisition-related costs	6.3		—
Adjusted gross profit	$355.3	30.1%	$307.6	32.4%

S&A expenses (GAAP measure)	$185.2	15.7%	$157.5	16.6%
Acquisition-related and transaction costs	3.9		—
Adjusted S&A expenses	$181.3	15.4%	$157.5	16.6%

Operating income (GAAP measure)	$163.8	13.9%	$150.1	15.8%
Acquisition-related and transaction costs	10.2		—
Adjusted operating income	$174.0	14.7%	$150.1	15.8%

Net income attributable to Hubbell (GAAP measure)	$113.6		$80.8
Acquisition-related and transaction costs, net of tax	8.7		—
Loss on early extinguishment of debt, net of tax	—		6.3
Adjusted net income attributable to Hubbell	$122.3		$87.1
Less: Earnings allocated to participating securities	(0.4)		(0.3)
Adjusted net income available to common shareholders	$121.9		$86.8
Average number of diluted shares outstanding	54.9		54.9
ADJUSTED EARNINGS PER SHARE – DILUTED	$2.22		$1.58

Net Sales

Net sales of $1.18 billion in the third quarter of 2018 increased 24.1% compared to the third quarter of 2017 due to the contribution of net sales from acquisitions, favorable price realization and higher organic volume. Acquisitions added 19.4 percentage points to net sales primarily from the acquisition of Aclara, while organic volume, including favorable price realization contributed 5 percentage points. Foreign exchange had a negative impact on net sales as compared to the prior year quarter, by less than one percentage point.

During the most recent quarter, we benefited from our pricing policies. We expect realization of price increases to accelerate during the last quarter of 2018 and expect the impact of pricing actions and material cost inflation to be neutral in the fourth quarter, including our Lighting business and any impact from Section 301 tariffs resulting from changes in U.S. trade policy (the "Tariffs" referred to in the following discussion of results from operations). See Part II, Item 1A "Risk Factors" for additional discussion of developments stemming from the recent and potential changes in U.S. trade policies.

HUBBELL INCORPORATED-Form 10-Q    32

Back to Contents

Cost of Goods Sold

As a percentage of net sales, cost of goods sold increased by 280 basis points to 70.4% of net sales in the third quarter of 2018 as compared to 67.6% in the third quarter of 2017. The increase was driven primarily by acquisitions, as the third quarter includes $6.3 million of Aclara acquisition-related costs, or 1% of net sales, as well as the operating results of Aclara. It also reflects an unfavorable net impact of price and material costs, as rising material costs and the impact of Tariffs outpaced favorable price realization.

Gross Profit

Gross profit margin declined by 280 basis points to 29.6% of net sales in the third quarter of 2018, driven by costs of goods sold discussed above. Excluding Aclara acquisition-related costs, the adjusted gross profit margin was 30.1% in the third quarter of 2018 as compared to 32.4% in the third quarter of 2017.

Selling & Administrative Expenses

S&A expense in the third quarter of 2018 was $185.2 million and increased by $27.7 million as compared to the third quarter of 2017, primarily due to the addition of S&A costs of Aclara, including $3.9 million (or approximately 35 basis points) of Aclara acquisition-related and transaction costs. S&A expense as a percentage of net sales decreased by 90 basis points to 15.7% in the third quarter of 2018. Excluding Aclara Acquisition-related and transaction costs, adjusted S&A expense as a percentage of net sales declined by 120 basis points to 15.4% in the third quarter of 2018 primarily due to higher net sales.

Total Other Expense

Total other expense in the third quarter of 2018 was $21.3 million and decreased by $5.2 million as compared to the third quarter of 2017, primarily due to the loss on extinguishment of debt recognized in 2017 (which does not repeat in 2018) partially offset by higher interest expense from the issuance of the $450 million 2028 Notes and placement of the $500 million Term Loan each in the first quarter of 2018 to finance the Aclara acquisition.

Income Taxes

The effective tax rate in the third quarter of 2018 decreased to 19.5% from 33.0% in the third quarter of 2017. The decrease is primarily attributable to the enactment of the TCJA on December 22, 2017, which reduced the federal income tax rate from 35% to 21%, and a net provisional benefit related to adjustments recorded under SAB 118.

As permitted by SAB 118, the Company recognized provisional amounts in the fourth quarter of 2017 to account for specific income tax effects of the TCJA for which a reasonable estimate could be determined and did not include amounts for income tax effects of the TCJA for which a reasonable estimate could not be determined. During the measurement period (as defined in Note 1 — Basis of Presentation in the Notes to Condensed Consolidated Financial Statements), additional provisional amounts and adjustments to prior recorded provisions were required as further guidance was issued and information was obtained, prepared and analyzed.

The Company did not record any material adjustments in the first six months of 2018 related to these provisional amounts or include additional provisional amounts for which a reasonable estimate was not able to be determined. In the third quarter of 2018, the Company recorded a net provisional benefit of approximately $4 million as a result of adjustments to our prior recorded provisions for the one-time transition tax, the revaluation of U.S. deferred taxes, an adjustment to the provisional amounts with respect to those states with current conformity to the Internal Revenue Code and the U.S. and foreign tax costs associated with actual and estimated future remittances related to certain of our outside basis differences. We have not included a provisional estimate for the tax costs associated with a remittance of the remaining undistributed earnings of approximately $250 million as the Company has either reinvested or intends to reinvest those earnings outside the United States.

We will continue to obtain, prepare, and analyze information during the remaining measurement period (as defined in Note 1 — Basis of Presentation in the Notes to Condensed Consolidated Financial Statements) as legislative and authoritative guidance is issued and additional provisional amounts and adjustments to prior provisional amounts may be required. These adjustments to prior provisional amounts may be material.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell was $113.6 million in the third quarter of 2018 and increased 40.6% percent as compared to the third quarter of 2017. The increase reflects higher operating income, the benefit of a lower effective tax rate, and the loss on extinguishment of debt in 2017 (which does not repeat in 2018), offset partially by higher interest expense. Adjusted net income attributable to Hubbell was $122.3 million in the third quarter of 2018 and increased 40.4% compared to the third quarter of 2017. Earnings per diluted share in the third quarter of 2018 increased 40.1% as compared to the third quarter of 2017. Adjusted earnings per diluted share in the third quarter of 2018 increased 40.5% as compared to the third quarter of 2017.

HUBBELL INCORPORATED-Form 10-Q    33

Back to Contents

Segment Results

ELECTRICAL

	Three Months Ended September 30,
(In millions)	2018	2017
Net sales	$687.4	$654.0
Operating income	$94.0	$88.4
Operating margin	13.7%	13.5%

Net sales in the Electrical segment in the third quarter of 2018 were $687.4 million, up five percent as compared to the third quarter of 2017 due to higher organic volume, including overall favorable price realization for the segment. Foreign exchange transactions reduced net sales as compared to the prior year quarter, by less than a percentage point.

Within the segment, the aggregate net sales of our Commercial and Industrial and Construction and Energy business groups in the third quarter of 2018 increased by seven percentage points as compared to the third quarter of 2017 due to organic growth, including the impact of favorable price realization. Organic net sales growth of these businesses was driven primarily by our products serving the industrial and non-residential construction markets. Net sales of our Lighting business group were up by more than two percent in the third quarter of 2018 as compared to the third quarter of 2017 with an increase from volume falling slightly short of four percent, partially offset by pricing headwinds that ran slightly higher than one percentage point. Within the Lighting business group, net sales of residential lighting products increased by 16.1%, while net sales of commercial and industrial lighting products declined by two percentage points from pricing headwinds.

Operating income in the Electrical segment for the third quarter of 2018 was $94.0 million and increased 6.3% compared to the third quarter of 2017. Operating margin in the third quarter of 2018 increased by 20 basis points to 13.7% as compared to the same period of 2017. The increase in operating margin is primarily due to improved Net sales as discussed above, and productivity gains in excess of cost increases, partially offset by material cost headwinds (including the impact of Tariffs) that outpaced price realization.

POWER

	Three Months Ended September 30,
(In millions)	2018	2017
Net sales	$492.3	$296.5
Operating income	$69.8	$61.7
Aclara acquisition-related and transaction costs	10.2	—
Adjusted operating income	$80.0	$61.7
Operating margin	14.2%	20.8%
Adjusted operating margin	16.3%	20.8%

Net sales in the Power segment in the third quarter of 2018 were $492.3 million, up 66.0% as compared to the third quarter of 2017 primarily due to the addition of net sales of the Aclara business as well as higher organic volume. Acquisitions contributed 62.2 percentage points to net sales growth and higher organic volume contributed five percentage points, including favorable price realization. Organic net sales growth was driven by the telecommunications and transmission and distribution (T&D) markets. Foreign exchange reduced net sales as compared to the prior year quarter, by approximately one percentage point.

Third quarter 2018 reported operating income for the Power segment increased by 13.1% percent to $69.8 million as compared to the same period of the prior year. Operating margin in the third quarter of 2018 decreased to 14.2% as compared to 20.8% in the same period of 2017. The decrease in operating margin reflects the impact of $10.2 million, or approximately 2 percentage points, of Aclara acquisition-related costs in the third quarter of 2018 as well as net a headwind of approximately 2 percentage points from material costs increases (including the impact of Tariffs) that outpaced price realization improvements. The third quarter of 2018 also includes the operating results of the Aclara business, which reduced operating margin by approximately 3 percentage points.

HUBBELL INCORPORATED-Form 10-Q    34

Back to Contents

Results of Operations – Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Nine Months Ended September 30,
	2018	% of Net sales	2017	% of Net sales
Net sales	$3,337.6		$2,751.1
Cost of goods sold	2,357.8	70.6%	1,885.4	68.5%
Gross profit	979.8	29.4%	865.7	31.5%
Selling & administrative expense	559.5	16.8%	473.4	17.2%
Operating income	420.3	12.6%	392.3	14.3%
Net income attributable to Hubbell	272.2	8.2%	222.7	8.1%
EARNINGS PER SHARE – DILUTED	$4.93		$4.02

The following table reconciles our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts for the nine months ended September 30, 2018):

	Nine Months Ended September 30,
	2018	% of Net sales	2017	% of Net sales
Gross profit (GAAP measure)	$979.8	29.4%	$865.7	31.5%
Acquisition-related costs	23.6		—
Adjusted gross profit	$1,003.4	30.1%	$865.7	31.5%

S&A expenses (GAAP measure)	$559.5	16.8%	$473.4	17.2%
Acquisition-related and transaction costs	19.1		—
Adjusted S&A expenses	$540.4	16.2%	$473.4	17.2%

Operating income (GAAP measure)	$420.3	12.6%	$392.3	14.3%
Acquisition-related and transaction costs	42.7		—
Adjusted operating income	$463.0	13.9%	$392.3	14.3%

Net income attributable to Hubbell (GAAP measure)	$272.2		$222.7
Acquisition-related and transaction costs, net of tax	35.4		—
Loss on extinguishment of debt, net of tax	—		6.3
Adjusted net income attributable to Hubbell	$307.6		$229.0
Less: Earnings allocated to participating securities	(1.1)		(0.8)
Adjusted net income available to common shareholders	$306.5		$228.2
Average number of diluted shares outstanding	55.0		55.2
ADJUSTED EARNINGS PER SHARE – DILUTED	$5.58		$4.14

Net Sales

Net sales of $3.34 billion for the first nine months of 2018 increased 21.3% compared to the first nine months of 2017 primarily due to the contribution of net sales from acquisitions and higher organic volume. Acquisitions added approximately 16.9 percentage points to net sales primarily from the acquisition of Aclara, and organic volume, including favorable price realization, contributed approximately four percentage points.

HUBBELL INCORPORATED-Form 10-Q    35

Back to Contents

Cost of Goods Sold

As a percentage of net sales, cost of goods sold increased to 70.6% for the first nine months of 2018 compared to 68.5% for the first nine months of 2017. The increase was driven primarily by acquisitions, as the first nine months of 2018 includes $23.6 million of Aclara acquisition-related costs the operating results of Aclara and the cost of our investment in Internet of Things ("IoT") capabilities. The nine month results reflects an unfavorable net impact of price and material costs, as rising material costs and the impact of Tariffs outpaced favorable price realization. The unfavorable impact of these items was partially offset by productivity gains in excess of cost inflation.

Gross Profit

The gross profit margin declined by 210 basis points in the first nine months of 2018 to 29.4%, driven by costs of goods sold discussed above. Excluding Aclara acquisition-related costs, the adjusted gross profit margin was 30.1% in the first nine months of 2018 as compared to 31.5% in the first nine months of 2017.

Selling & Administrative Expenses

S&A expense in the first nine months of 2018 was $559.5 million and increased by $86.1 million compared the same period of the prior year, primarily due to the addition of S&A costs of Aclara, including $19.1 million (or approximately 60 basis points) of Aclara acquisition-related and transaction costs. S&A expense as a percentage of net sales declined by 40 basis points to 16.8% in the first nine months of 2018. Excluding Aclara acquisition-related and transaction costs, adjusted S&A expense as a percentage of net sales declined by 100 basis points to 16.2% in the first nine months of 2018 primarily due to higher net sales.

Total Other Expense

Total other expense was $68.0 million in the first nine months of 2018 compared to $61.1 million in the first nine months of 2017. The increase was primarily due to higher interest expense from the issuance of the $450 million 2028 Notes and placement of the $500 million Term Loan each in the first quarter of 2018 to finance the Aclara acquisition, partially offset by the loss on extinguishment of debt recognized in 2017 (which does not repeat in 2018).

Income Taxes

The effective tax rate in the first nine months of 2018 decreased to 21.4% from 31.3% in the first nine months of 2017. The decrease is primarily attributable to the enactment of the TCJA on December 22, 2017, which reduced the federal income tax rate from 35% to 21%, and a net provisional benefit related to adjustments recorded under SAB 118. Refer to the three month discussion above for further information on the TCJA adjustments.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell was $272.2 million in the first nine months of 2018 and increased 22.2% as compared to the first nine months of 2017. The increase reflects the benefit of a lower effective tax rate, higher operating income and the loss on extinguishment of debt recognized in 2017 (which does not repeat in 2018) offset partially by higher interest expense. Adjusted net income attributable to Hubbell was $307.6 million in the first nine months of 2018 and increased 34.3% as compared to the first nine months of the prior year. Earnings per diluted share in the first nine months of 2018 increased 22.6% as compared to the first nine months of 2017. Adjusted earnings per diluted share in the first nine months of 2018 increased 34.8%.

Segment Results

ELECTRICAL

	Nine Months Ended September 30,
(In millions)	2018	2017
Net sales	$1,994.1	$1,897.9
Operating income	$246.5	$215.2
Operating margin	12.4%	11.3%

Net sales in the Electrical segment were $1.99 billion in the first nine months of 2018 and increased approximately five percent compared to the first nine months of 2017 due to approximately four percentage points of net sales growth from higher organic volume, including favorable price realization in aggregate for the segment, and one percentage point contributed by acquisitions. Foreign currency translation increased net sales by less than one percentage point.

HUBBELL INCORPORATED-Form 10-Q    36

Back to Contents

Within the segment, the aggregate net sales of our Commercial and Industrial and Construction and Energy business groups increased by approximately eight percentage points, due to approximately seven percentage points of organic growth and one percentage point of net sales growth from acquisitions. Foreign currency translation contributed less than one percentage point. Organic net sales growth of these businesses was driven primarily by our products serving the energy-related and industrial markets as well as the non-residential construction market. Net sales of our Lighting business group were flat in the first nine months of 2018 due to pricing headwinds offsetting modest growth in organic volume. Within the Lighting business group, net sales of residential lighting products increased by ten percent, while net sales of commercial and industrial lighting products declined by approximately three percentage points, including a one percentage point headwind from pricing.

Operating income in the Electrical segment for the first nine months of 2018 was $246.5 million and increased 14.5% compared to the same period of 2017. Operating margin in the first nine months of 2018 increased by 110 basis points to 12.4% as compared to the same period of 2017. The increase in operating margin is primarily due to gains from productivity initiatives in excess of cost inflation, as well as from incremental earnings on higher net sales volume as discussed above, partially offset by material cost headwinds (including the impact of Tariffs) and acquisitions. Acquisitions reduced operating margin by approximately 30 basis points in the first nine months of 2018, and includes the costs of our investment in IoT capabilities.

POWER

	Nine Months Ended September 30,
(In millions)	2018	2017
Net sales	$1,343.5	$853.2
Operating income	$173.8	$177.1
Aclara acquisition-related and transaction costs	42.7	—
Adjusted operating income	$216.5	$177.1
Operating margin	12.9%	20.8%
Adjusted operating margin	16.1%	20.8%

Net sales in the Power segment in the first nine months of 2018 were $1.34 billion, up 57.5% as compared to the first nine months of 2017 primarily due to the addition of net sales of the Aclara business as well as higher organic volume. Acquisitions contributed 53.5 percentage points to net sales growth and higher organic volume contributed approximately 4 percentage points driven by growth in the telecommunications and the transmission and distribution markets.

In the first nine months of 2018, reported operating income for the Power segment declined by approximately two percent to $173.8 million as compared to the same period of the prior year. Operating margin in the first nine months of 2018 decreased to 12.9% as compared to 20.8% in the same period of 2017. The decrease in operating margin reflects the impact of $42.7 million, or approximately 3 points, of Aclara acquisition-related and transaction costs in the first nine months of 2018 as well as a net headwind of approximately 2 points from material cost increases (including the impact of Tariffs) that outpaced price realization. The first nine months of 2018 also includes the operating results of the Aclara business, which reduced operating margin by approximately three percentage points.

HUBBELL INCORPORATED-Form 10-Q    37

Back to Contents

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Nine Months Ended September 30,
(In millions)	2018	2017
Net cash provided by (used in):
Operating activities	$339.2	$228.6
Investing activities	(1,185.5)	(161.6)
Financing activities	704.7	(139.9)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(4.6)	21.7
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(146.2)	$(51.2)

Cash provided by operating activities for the nine months ended September 30, 2018 was $339.2 million compared to cash provided by operating activities of $228.6 million for the same period in 2017 primarily due to a higher contribution from net income and the related non-cash adjustment for depreciation and amortization and lower cash usage for net working capital, partially offset by withholding taxes paid related to the repatriation of foreign cash and Aclara related items, including cash payments for transaction costs.

Cash used for investing activities was $1,185.5 million in the nine months ended September 30, 2018 compared to cash used of $161.6 million during the comparable period in 2017 and primarily reflects the cash used for the Aclara acquisition in 2018.

Cash provided by financing activities was $704.7 million in the nine months ended September 30, 2018 as compared to cash used of $139.9 million during the comparable period of 2017. The change in cash flows from financing activities reflects the proceeds of the $450 million public debt offering in February 2018 and $500 million Term Loan issued in February 2018 to fund the acquisition of Aclara as well as lower share repurchases in 2018, partially offset by cash used to reduce short-term borrowings.

The unfavorable impact of foreign currency exchange rates on cash was $4.6 million and is primarily related to strengthening in the U.S dollar versus the Australian Dollar and Canadian Dollar in the nine months ended September 30, 2018.

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

HUBBELL INCORPORATED-Form 10-Q    38

Back to Contents

The table below presents the restructuring costs incurred in the first nine months of 2018, additional expected restructuring costs and the expected completion date (in millions):

	Costs incurred in the nine months ended September 30, 2018	Additional expected costs	Expected completion date
2018 Restructuring Actions	$3.7	$7.4	2019
2017 and Prior Restructuring Actions (a)	(0.6)	0.5	2018
Total	$3.1	$7.9
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

During the first nine months of 2018, we invested $70.7 million for capital expenditures, an increase of $17.5 million from the comparable period of 2017, as we made higher investments in facilities and equipment during 2018 to support our continuing focus on productivity, and due to the acquisition of Aclara.

Stock Repurchase Program

On October 20, 2017, the Board of Directors approved a new stock repurchase program (the “October 2017 program”) that authorized the repurchase of up to $400 million of Common Stock and expires on October 20, 2020. In the nine months ended September 30, 2018, the Company repurchased $20.0 million of shares of Common Stock, bringing the remaining share repurchase authorization to $380.0 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At September 30, 2018 and December 31, 2017, the Company had $1,792.5 million and $987.1 million, respectively, of long-term debt, net of unamortized discount and the unamortized balance of capitalized debt issuance costs. At September 30, 2018 the Company also had $25.0 million of long-term debt classified as short-term on the Condensed Consolidated Balance Sheets, reflecting maturities within the next 12 months.

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

The 2022 Notes, 2026 Notes, 2027 Notes and 2028 Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of default under the indenture governing such Notes, as modified by the supplemental indentures creating such Notes, or upon a change in control triggering event as defined in such indenture. The Company was in compliance with all covenants (none of which are financial) as of September 30, 2018.

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

The principal amount of borrowings under the Term Loan Agreement will amortize in equal quarterly installments of 5% per year in year one, 5% per year in year two, 7.5% per year in year three, 10% per year in year four, 10% per year in year five, and any remaining borrowings under the Term Loan Agreement are due and payable in full in February 2023. The Company may also make principal payments in excess of the amortization schedule at its discretion.

In the third quarter of 2018 the Company issued commercial paper and used the proceeds to make a $100 million discretionary payment against the outstanding principal amount of the Term Loan.

Pursuant to the contractual loan amortization schedule, $25.0 million of borrowings under the Term Loan are classified as short-term within current liabilities on the September 30, 2018 Condensed Consolidated Balance Sheets.

HUBBELL INCORPORATED-Form 10-Q    39

Back to Contents

At September 30, 2018 and December 31, 2017, the Company had $130.3 million and $68.1 million, respectively, of short-term debt outstanding as follows:

◦	There was $101.0 million and $63.0 million of commercial paper borrowings outstanding at September 30, 2018 and December 31, 2017, respectively.

◦	As of September 30, 2018 there was $25.0 million of long-term debt classified as short-term, reflecting maturities within the next 12 months relating to our borrowing under the Term Loan.

◦	Short-term debt at September 30, 2018 and December 31, 2017 also includes $4.3 million and $5.1 million, respectively, of borrowings to support our international operations in China and Brazil.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	September 30, 2018	December 31, 2017
Total Debt	$1,922.8	$1,055.2
Total Hubbell Shareholders’ Equity	1,754.8	1,634.2
TOTAL CAPITAL	$3,677.6	$2,689.4
Total Debt to Total Capital	52.3%	39.2%
Cash and Investments	301.2	447.2
Net Debt	$1,621.6	$608.0
Net Debt to Total Capital	44.1%	22.6%

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

In the first nine months of 2018, we invested in the Aclara acquisition and also returned capital to our shareholders through shareholder dividends and share repurchases. These activities were funded primarily with additional debt financing and cash flows from operations as further described below.

◦
In the first nine months of 2018, cash used for the acquisition of businesses, net of cash acquired was $1,118.0 million, including cash settlement of a deferred purchase price obligation and a net working capital adjustment related to acquisitions completed in prior years. Further discussion of our acquisitions can be found in Note 3 — Business Acquisitions in the Notes to Condensed Consolidated Financial Statements.

◦	In the first nine months of 2018, shareholder dividends paid were $126.5 million and we repurchased $20.0 million in shares of our common stock.

◦
In February 2018, we increased our long-term and short-term borrowings to complete the acquisition of Aclara, and expect our cash flows from operations (including those from Aclara), as well as our other sources of funds, will be sufficient to meet our obligations from our borrowings.

We also require cash outlays to fund our operations, our capital expenditures, and an increase in working capital that would be required to accommodate a higher level of business activity for the foreseeable future, as well as our rate of cash dividends, and potential future acquisitions. We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that are summarized in the table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2017. As a result of the TCJA, we also have an obligation to fund, over the next seven years, the Company's liability for the transition tax on the deemed repatriation.

HUBBELL INCORPORATED-Form 10-Q    40

Back to Contents

Our sources of funds and available resources to meet these funding needs are as follows:

◦
We expect to utilize our cash flows from operations. We also have $228.8 million of cash and cash equivalents at September 30, 2018, of which approximately 6% was held inside the United States and the remainder held internationally. As a result of the TCJA, in the first nine months of 2018, the Company repatriated a portion of its foreign earnings. A provisional tax amount related to the income tax effects of the repatriation of cash and earnings has been recognized.

◦
On January 31, 2018, the Company entered into a five-year revolving credit agreement (the "2018 Credit Facility") with a syndicate of lenders that provides a $750 million committed revolving credit facility and terminated all commitments under the Company's previous 2015 credit facility. Commitments under the 2018 Credit Facility may be increased to an aggregate amount not to exceed $1.250 billion. The interest rate applicable to borrowings under the 2018 Credit Facility is generally either the adjusted LIBOR plus an applicable margin (determined by reference to a ratings based grid) or the alternate base rate. The sole financial covenant in the 2018 Credit Facility requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company. The 2018 Credit Facility expires in February 2023. As of September 30, 2018 the Company had not drawn against the facility.

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

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the first nine months of 2018, there were no material changes in our estimates and critical accounting policies.

HUBBELL INCORPORATED-Form 10-Q    41

Back to Contents

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our expected capital resources, liquidity, financial performance, pension funding, and results of operations and are based on our reasonable current expectations. In addition, all statements regarding the expected financial impact of the Aclara acquisition and integration, adoption of updated accounting standards and any expected effects of such adoption, expectation regarding U.S. tax reform and the potential impact of the enactment of the TCJA, expected impact from Section 301 tariffs resulting from changes in the U.S. trade policy, restructuring plans and expected associated costs and benefits, intent to repurchase shares of Common Stock, and the expected amount of such repurchases, and improvement in operating results, anticipated market conditions and productivity initiatives are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

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

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions.

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Ability to carry out future acquisitions and strategic investments in our core businesses as well as the acquisition related costs.

•	Ability to successfully execute, manage and integrate key acquisitions and mergers, including the Aclara acquisition.

•	The expected benefits and the timing of other actions in connection with our Enterprise Resource Planning ("ERP") system.

•	The ability to effectively implement ERP systems without disrupting operational and financial processes.

•	Unanticipated difficulties integrating acquisitions as well as the realization of expected synergies and benefits anticipated when we make an acquisition.

•	The ability of government customers to meet their financial obligations.

•	Political unrest in foreign countries.

•	Natural disasters.

•	Failure of information technology systems or security breaches resulting in unauthorized disclosure of confidential information.

•	Changes to provisional tax estimates related to the TCJA.

•	Future repurchases of common stock under our common stock repurchase program.

•	Changes in accounting principles, interpretations, or estimates.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

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

HUBBELL INCORPORATED-Form 10-Q    42

Back to Contents

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the first nine months of 2018 other than is described in Part II, Item 1A, "Risk Factors," in this report. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

HUBBELL INCORPORATED-Form 10-Q    43

Back to Contents

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings

Information required by this item is incorporated herein by reference to the section captioned “Notes to Consolidated Financial Statements, Note 15 — Commitments and Contingencies” of this Form 10-Q.

ITEM 1A	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017 and in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018.

HUBBELL INCORPORATED-Form 10-Q    44

Back to Contents

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 20, 2017, the Board of Directors approved a stock repurchase program (the “October 2017 program”) that authorized the repurchase of up to $400 million of Common Stock and expires on October 20, 2020. In the nine months ended September 30, 2018, the Company repurchased shares for an aggregate purchase price of approximately $20.0 million. As a result, our remaining share repurchase authorization under the October 2017 program is $380.0 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

	Total Number of Shares of Common Stock Purchased[1]	Average Price Paid per share of Common Stock	Approximate Value of Shares that May Yet Be Purchased Under the Programs
Period	(000’s)	Share	(in millions)
BALANCE AS OF JUNE 30, 2018			$390.0
July 2018	41	$122.01	$385.0
August 2018	40	$125.73	$380.0
September 2018	—	$—	$380.0
TOTAL FOR THE QUARTER ENDED SEPTEMBER 30, 2018	81	$123.84
1 All shares purchased under the publicly announced October 2017 program.

HUBBELL INCORPORATED-Form 10-Q    45

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    46

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 24, 2018

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Joseph A. Capozzoli
	William R. Sperry		Joseph A. Capozzoli
	Senior Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)

HUBBELL INCORPORATED-Form 10-Q    47