Form 10-K
period 2018-12-31
HUBBELL INC
filed 2019-02-15
CIK 48898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018 was $5,749,160,779*. The number of shares outstanding of Hubbell Common Stock as of February 13, 2019 is 54,601,694.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the annual meeting of shareholders scheduled to be held on May 7, 2019, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.
*Calculated by excluding all shares held by Executive Officers and Directors of registrant without conceding that all such persons or entities are “affiliates” of registrant for purpose of the Federal Securities Laws.

2	HUBBELL INCORPORATED - Form 10-K

PART I

ITEM 1    Business

Hubbell Incorporated (herein referred to as “Hubbell”, the “Company”, the “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries as the context may require) was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Hubbell is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, Mexico, the People’s Republic of China (“China”), the United Kingdom (“UK”), Brazil, Australia, Spain and Ireland. Hubbell also participates in joint ventures in Taiwan, Hong Kong and the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East.

The Company’s reporting segments consist of the Electrical and the Power segments, as described below. See also Item 7. Management’s Discussion and Analysis – “Executive Overview of the Business”, and “Results of Operations” as well as Note 20 — Industry Segments and Geographic Area Information in the Notes to Consolidated Financial Statements.

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

Electrical Segment

The Electrical segment (59% of consolidated revenues in 2018 , 69% in 2017 and 70% in 2016) is comprised of businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, connector and grounding products, lighting fixtures and controls, components and assemblies for the natural gas distribution market, as well as other electrical equipment.

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

The Electrical segment, manufactures and sells thousands of wiring and electrical products, lighting fixtures and controls for indoor and outdoor applications as well as specialty lighting and communications products. The segment also includes businesses that manufacture main-to-meter gas distribution products. The products within the segment have applications in the non-residential, residential, industrial, and energy-related (oil and gas) markets. Fast growing trends within the industry are the adoption of light emitting diode (“LED”) technology as the light source as well as products with embedded IoT technologies. The Company has a broad array of LED-luminaire products within its portfolio and the majority of new product development efforts are oriented towards expanding those offerings. In 2017, the Company expanded its research and development capabilities in new technologies through the acquisition of iDevices, a developer with expertise in IoT technologies and a platform of IoT-enabled home automation products. Within the Electrical segment, products include items such as:

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

Power Segment

The Power segment (41% of consolidated revenues in 2018, 31% in 2017 and 30% in 2016) consists of operations for the design, manufacture and sale of transmission and distribution components primarily for the electrical utilities industry. The water utility, telecommunications utility, civil construction and transportation industries are also served. Products are sold directly to utilities, and through distributors, as well as to contractors and construction and engineering firms. The 2018 acquisition of Meter Readings Holding Group, LLC ("Aclara Technologies" or "Aclara") expanded the Power portfolio to include endpoint metering devices and sensors, advanced metering infrastructure communications, and software and installation services sold to electrical, water, and gas utilities. While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a substantial decrease in purchases by electrical utilities would affect this segment.

Hubbell's Power segment manufactures and sells a wide variety of electrical distribution, transmission, substation and telecommunications products. These products and services include items such as:

•	Arresters	•	Bushings	•	Grounding & bonding equipment
•	Cutouts & fuse links	•	Insulators	•	Programmable reclosers
•	Pole line hardware	•	Cable terminations & accessories	•	Sectionalizers
•	Helical anchors & foundations	•	Formed wire products	•	Lineman tools, hoses & gloves
•	Overhead, pad mounted & capacitor switches	•	Splices, taps & connectors	•	Polymer concrete & fiberglass enclosures and equipment pads
•	Advanced metering infrastructure	•	Meters and edge devices	•	Meter installation services

These products are sold under the following brands and/or trademarks:

•	Aclara®	•	Chance®	•	Anderson®	•	PenCell®
•	Fargo®	•	Hubbell®	•	Polycast®	•	Opti-loop Design®
•	Quazite®	•	Quadri*sil®	•	Trinetics®	•	Reuel™
•	Electro Composites™	•	USCO™	•	CDR™	•	RFL Design®
•	Hot Box®	•	PCORE®	•	Delmar™	•	Turner Electric®
•	EMC™	•	Longbow™	•	Ohio Brass®	•	Meramec®

Information Applicable to All General Categories

International Operations

The Company has several operations located outside of the United States. These operations manufacture, assemble and/or procure and market Hubbell products and services for both the Electrical and Power segments.

See Note 20 — Industry Segments and Geographic Area Information in the Notes to Consolidated Financial Statements and Item 1A. Risk Factors relating to manufacturing in and sourcing from foreign countries.

Customers

The Company does not have any customers whose annual consolidated purchases exceed 10 percent of our total net sales in 2018, 2017 and 2016.

Raw Materials

Raw materials used in the manufacture of Hubbell products primarily include steel, aluminum, brass, copper, bronze, zinc, nickel, plastics, phenolics, elastomers and petrochemicals. Hubbell also purchases certain electrical and electronic components, including solenoids, lighting ballasts, printed circuit boards, integrated circuit chips and cord sets, from a number of suppliers. Hubbell is not materially dependent upon any one supplier for raw materials used in the manufacture of its products and equipment, and at the present time, raw materials and components essential to its operation are in adequate supply. However, some of these principal raw materials are sourced from a limited number of suppliers. See also Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

HUBBELL INCORPORATED - Form 10-K	5

Patents

Hubbell has approximately 2,250 active United States and foreign patents covering a portion of its products, which expire at various times. While Hubbell deems these patents to be of value, it does not consider its business to be dependent upon patent protection. Hubbell also licenses products under patents owned by others, as necessary, and grants licenses under certain of its patents.

Working Capital

Inventory, accounts receivable and accounts payable levels, payment terms and, where applicable, return policies are in accordance with the general practices of the electrical products industry and standard business procedures. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Backlog

Substantially all of the backlog existing at December 31, 2018 in the Electrical segment is expected to be shipped to customers in 2019. In the Power segment, the backlog existing at December 31, 2018 includes backlog expected to be shipped during 2019, along with $530 million of backlog of contracts that span multiple years, primarily related to long-term contracts of the Aclara business to deliver and install meters and grid monitoring sensor technology. The Backlog of orders believed to be firm at December 31, 2018 was approximately $1,250.8 million compared to $355.5 million at December 31, 2017. Although this backlog is important, the majority of Hubbell’s revenues result from sales of inventoried products or products that have short periods of manufacture.

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

Employees

As of December 31, 2018, Hubbell had approximately 19,700 salaried and hourly employees of which approximately 10,400 of these employees, or 53%, are located in the United States. Approximately 2,600 of these U.S. employees are represented by 12 labor unions. Hubbell considers its labor relations to be satisfactory.

6	HUBBELL INCORPORATED - Form 10-K

Executive Officers of the Registrant

Name	Age(1)	Present Position	Business Experience
David G. Nord	61	Chairman of the Board, President and Chief Executive Officer
Present position since May 2014; President and Chief Executive Officer since January 2013; President and Chief Operating Officer from June 2012 to January 2013, and Senior Vice President and Chief Financial Officer from September 2005 to June 2012. Previously, various positions, including Vice President, Controller, of United Technologies and its subsidiaries, 2000-2005.

William R. Sperry	56	Senior Vice President and Chief Financial Officer
Present position since June 6, 2012; Vice President, Corporate Strategy and Development August 15, 2008 to June 6, 2012; previously, Managing Director, Lehman Brothers August 2006 to April 2008, various positions, including Managing Director, of J.P. Morgan and its predecessor institutions, 1994-2006.

Gerben W. Bakker	54	Group President, Power Systems
Present position since February 1, 2014; previously, Division Vice President, Hubbell Power Systems, Inc. (“HPS”) August 2009 - February 1, 2014; President, HPS Brazil June 2005 – July 2009; Vice President, Sourcing, HPS March 2004 – May 2005.

Joseph A. Capozzoli	44	Vice President, Controller
Present position since April 22, 2013; previously, Assistant Corporate Controller of Stanley Black & Decker, Inc. (“Stanley”) April 2011 to April 2013; Global Operations Controller at Stanley 2010-2011; Director of Cost Accounting at Stanley, 2006-2010.

An-Ping Hsieh	58	Senior Vice President, General Counsel and Secretary
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

Maria R. Lee	43	Treasurer and Vice President, Corporate Strategy and Investor Relations
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

Stephen M. Mais	54	Senior Vice President, Human Resources
Present position since May 3, 2016; previously Vice President, Human Resources, August 2005 - May 2016; Director, Staffing and Capability, Pepsi Bottling Group (“Pepsi”) 2001-2005; Director, Human Resources Southeastern U.S., Pepsi 1997-2001.

Kevin A. Poyck	49	Group President, Lighting
Present position since June 1, 2015; previously, Vice President, General Manager, Commercial and Industrial Lighting, Hubbell Lighting, Inc. ("HLI") 2014 - 2015; Vice President, Brand Management, Commercial and Industrial, HLI 2012-2014; Vice President, Operations, HLI 2009 - 2012; Vice President, Engineering, HLI 2005-2009.

Rodd R. Ruland	61	Group President, Construction and Energy
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

Darrin S. Wegman	51	Group President, Commercial and Industrial
Present position since June 1, 2015; previously, Vice President, General Manager, Wiring Device and Industrial Electrical business, 2013-2015; Vice President, Controller, Hubbell Incorporated, 2008-2013; Vice President and Controller, Hubbell Industrial Technology, 2002-2008; Controller, GAI-Tronics Corporation, 2000-2002.

(1)	As of February 15, 2019.

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

New product introductions and enhancement of existing products and services are key to the Company’s competitive strategy. The success of new product introductions is dependent on a number of factors, including, but not limited to, timely and successful development of new products, including software development, market acceptance of these products and the Company’s ability to manage the risks associated with these introductions. These risks include development and production capabilities, management of inventory levels to support anticipated demand, the risk that new products may have quality defects in the early stages of introduction, and obsolescence risk of existing products. The Company cannot predict with certainty the ultimate impact new product introductions could have on our results of operations, financial condition or cash flows.

We may not be able to successfully implement initiatives, including our restructuring activities that improve productivity and streamline operations to control or reduce costs.

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

8	HUBBELL INCORPORATED - Form 10-K

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

Our business is subject to risks associated with global manufacturing and sourcing. We use a variety of raw materials in the production of our products including steel, aluminum, brass, copper, bronze, zinc, nickel, plastics, phenolics, elastomers and petrochemicals. We also purchase certain electrical and electronic components, including solenoids, lighting ballasts, printed circuit boards, integrated circuit chips and cord sets from a number of suppliers. Significant shortages in the availability of these materials or significant price increases could increase our operating costs and adversely impact the competitive positions of our products, which could adversely impact our results of operations.

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

We are subject to risks surrounding our information technology systems failures, network disruptions, breaches in data security and compliance with data privacy laws or regulations.

We are highly dependent on various software and information technology systems to record and process operational, human resources and financial transactions. The proper functioning of Hubbell’s information technology systems is critical to the successful operation of our business. Although our information technology systems are protected with robust backup and security systems, these systems are still susceptible to cyber threats, malware, phishing attacks, break-ins and similar events, breaches of physical security or tampering and manipulation of these systems by employees or unauthorized third parties. Information security risks also exist with respect to the use of portable electronic devices, such as smartphones and laptops, which are particularly vulnerable to loss and theft. Hubbell may also be subject to disruptions of any of our systems and our vendor's systems arising from events that are wholly or partially beyond our control, such as natural disasters, acts of terrorism, cyber-attacks, computer viruses, and electrical/telecommunications outages or failures. All of these risks are also applicable where Hubbell relies on outside vendors to provide services, which may operate in an on-line, or “cloud,” environment. A failure of our information technology systems could adversely affect our ability to process orders, maintain proper levels of inventory, collect accounts receivable and pay expenses; all of which could have an adverse effect on our results of operations, financial condition and cash flows. In addition, security breaches could result in unauthorized disclosure of confidential information that may result in financial or reputational damage to the Company, as well as expose the Company to litigation and regulatory enforcement actions.

Hubbell also provides customers with solutions that include software components that allow for the control and/or the communication of data from those solutions to Hubbell or customer systems. In addition to the risks noted above, there are other risks associated with these solutions. For example, control and/or data from these solutions may be integral to a customer's operations. A failure of our technology to operate as designed or as a result of cyber threats could impact those operations, including by loss or destruction of data. Likewise, a customer’s failure to properly configure its own network are outside of the Company’s control and could result in a failure in functionality or security of our technology.

Hubbell is also subject to an increasing number of evolving data privacy and security laws and regulations that impose requirements on the Company and our technology prior to certain use or transfer, storing, processing, disclosure, and protection of data and prior to sale or use of certain technologies. Failure to comply with such laws and regulations could result in the imposition of fines, penalties and other costs. For example, the European Union’s implementation of the General Data Protection Regulation in 2018, the European Union’s pending ePrivacy Regulation, and California’s implementation of its Consumer Privacy Act of 2018 and Connected Device Privacy Act of 2018 all could disrupt our ability to sell products and solutions or use and transfer data because such activities may not be in compliance with applicable law in certain jurisdictions.

HUBBELL INCORPORATED - Form 10-K	9

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

System failures, ineffective system implementation or disruptions, failure to comply with data privacy and security laws or regulations, IT system risk arising from the Company's acquisition activity or the compromise of security with respect to internal or external systems or portable electronic devices could damage the Company’s systems or infrastructure, subject us to liability claims, or regulatory fines, penalties, or intervention, harm our reputation, interrupt our operations, disrupt customer operations, and adversely affect the Company’s internal control over financial reporting, business, financial condition, results of operations, or cash flows.

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

On December 22, 2017 Public Law 115-97 “An Act to Provide Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” was enacted. This law is commonly referred to as the Tax Cuts and Job Act of 2017 ("TCJA"). The TCJA significantly changed the U.S. Internal Revenue Code, including taxation of U.S. corporations, by, among other things, reducing the U.S. federal corporate income tax rate, limiting the availability of previously claimed deductions, taxing certain activities and transactions not previously subject to U.S. tax and imposing a mandatory deemed repatriation tax on certain undistributed earnings and profits of U.S.-owned foreign corporations. Throughout 2018, the U.S. Treasury and the Internal Revenue Service (“IRS”) issued numerous and complex proposed and final regulations, and related guidance on various aspects of the TCJA. However, many of the provisions of TCJA remain unclear and subject to interpretation. The legislation also remains subject to potential amendments and technical corrections, any of which could lessen or increase certain impacts of the legislation. Further, state taxing authorities continue to enact legislation and issue guidance on the state impacts of TCJA. See Note 13 — Income Taxes in the Notes to Consolidated Financial Statements for additional information.

Notwithstanding the reduction in the corporate income tax rate, the overall impact of the legislation remains uncertain and our business and financial condition could be adversely affected.

Significant developments from the recent and potential changes in U.S. trade policies could have a material adverse effect on us.

The U.S. government has announced and, in some cases, implemented a new approach to trade policy, including renegotiating, or potentially terminating, certain existing bilateral or multi-lateral trade agreements, such as the North American Free Trade Agreement ("NAFTA") or its anticipated successor agreement, the U.S.-Mexico-Canada Agreement, which is still subject to approval by the United States, Mexico and Canada, and proposed trade agreements, like the Trans-Pacific Partnership ("TPP"), which the United States has formally withdrawn from, as well as implementing the imposition of additional tariffs on certain foreign goods, including finished products and raw materials such as steel and aluminum. Changes in the U.S. trade policy, U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products, and any resulting negative sentiments towards the United States as a result of such changes, could have an adverse effect on our business.

10	HUBBELL INCORPORATED - Form 10-K

We rely on materials, components and finished goods, such as steel and aluminum, that are sourced from or manufactured in foreign countries, including China and Mexico. These tariffs and potential tariffs have resulted or may result in increased prices for these imported goods and materials and, in some cases, may result or have resulted in price increases for domestically sourced goods and materials. Changes in U.S. trade policy have resulted and could result in additional reactions from U.S. trading partners, including adopting responsive trade policies making it more difficult or costly for us to export our products or import goods and materials from those countries. These measures could also result in increased costs for goods imported into the U.S. or may cause us to adjust our worldwide supply chain. Either of these could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

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

The uncertainty surrounding the implementation and effect of Brexit and related negative developments in the European Union could adversely affect our business, financial condition and results of operations.

In 2016, the United Kingdom voted to leave the European Union (“EU”) (commonly referred to as “Brexit”). As a result of the referendum, a complex and uncertain process of negotiation is now taking place to determine the future terms of the UK’s relationship with the EU, with the UK currently due to exit the EU on March 29, 2019. We conduct business in both the UK and EU and shipments from our UK subsidiaries represented 3% and 2% of our total net sales in 2018 and 2017, respectively.

The long-term nature of the UK’s relationship with the EU is unclear and there is considerable uncertainty when, or if, any withdrawal agreement or long-term relationship strategy, including trade deals, will be agreed to and implemented by the UK and the EU. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions and regulatory agencies. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the UK, the EU and elsewhere. There can be no assurance that any or all of these events, or others that we cannot anticipate at this time, will not have a material adverse effect on our business, financial condition and results of operations.

Deterioration in the credit quality of our customers could have a material adverse effect on our operating results and financial condition.

We have an extensive customer base of distributors, wholesalers, electric utilities, OEMs, electrical contractors, telecommunications companies and retail and hardware outlets. We are not dependent on a single customer, however, our top ten customers account for approximately 38% of our net sales. Deterioration in the credit quality of several major customers could adversely affect our results of operations, financial condition and cash flows.

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

HUBBELL INCORPORATED - Form 10-K	11

Volatility in currency exchange rates may adversely affect our financial condition, results of operations and cash flows.

Our international operations accounted for approximately 10% of our net sales in 2018. We are exposed to the effects (both positive and negative) that fluctuating exchange rates have on translating the financial statements of our international operations, most of which are denominated in local currencies, into the U.S. dollar. Fluctuations in exchange rates may affect product demand and reported profits in our international operations. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. As a result, fluctuating exchange rates may adversely impact our results of operations and cash flows.

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

As of December 31, 2018, the net carrying value of our goodwill and other intangible assets totaled approximately $2.6 billion. As required by generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Impairment of intangible assets may be triggered by developments both within and outside the Company’s control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets. Any charges relating to such impairments could adversely affect our results of operations in the periods an impairment is recognized.

12	HUBBELL INCORPORATED - Form 10-K

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

Uncertainty about the future of the London Interbank Offer Rate ("LIBOR") may adversely affect our business and financial results.

Our 2018 Credit Facility and Term Loan Agreement use LIBOR as a reference rate, such that the interest due pursuant to such loans may be calculated using LIBOR plus an applicable margin (determined by reference to a ratings based grid) or the alternate base rate. In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced its intent to phase out LIBOR by the end of 2021. It is not possible to predict the effect of this announcement, including whether LIBOR will continue in place, and if so what changes will be made to it, what alternative reference rates may replace LIBOR in use going forward, and how LIBOR will be determined for purposes of loans, securities and derivative instruments currently referencing it if it ceases to exist. If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR, we may suffer from potential increases in interest rates on our floating debt rate. Further, we may need to renegotiate our 2018 Credit Facility or Term Loan Agreement to replace LIBOR with the new standard that is established. These uncertainties or their resolution also could negatively impact our funding costs, loan and other asset values, asset-liability management strategies, and other aspects of our business and financial results.

HUBBELL INCORPORATED - Form 10-K	13

ITEM 1B    Unresolved Staff Comments

None.

ITEM 2    Properties

As of December 31, 2018, Hubbell’s global headquarters are located in leased office space in Shelton, Connecticut. Other principal administrative offices are in Columbia, South Carolina, Greenville, South Carolina and Manchester, New Hampshire. Hubbell's manufacturing and warehousing facilities, classified by reporting segment, are located in the following countries. The Company believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

		Number of Facilities		Total Approximate Floor Area in Square Feet
Segment	Location	Warehouses	Manufacturing	Owned	Leased
Electrical segment	United States	9	24	2,688,400	1,856,900
	Australia	—	2	—	31,700
	Canada	1	2	178,700	3,000
	Mexico	1	4	828,600	174,100
	China	—	2	—	287,900
	Puerto Rico	—	1	162,400	—
	Singapore	1	—	—	8,700
	Switzerland	—	1	95,000	—
	United Kingdom	2	3	133,500	57,500
Power segment (1)	United States	4	13	3,328,300	202,600
	Brazil	—	1	188,100	24,000
	Canada	—	1	30,000	—
	Mexico	1	1	167,500	181,100
	China	—	3	—	262,600
TOTAL		19	58	7,800,500	3,090,100
(1) The Power segment shares an owned manufacturing building in Mexico with the Electrical segment. The building is included in the Electrical segment facility count.

14	HUBBELL INCORPORATED - Form 10-K

ITEM 3    Legal Proceedings

The Company is subject to various legal proceedings arising in the normal course of its business. These proceedings include claims for damages arising out of use of the Company’s products, intellectual property, workers’ compensation and environmental matters. The Company is self-insured up to specified limits for certain types of claims, including product liability and workers’ compensation, and is fully self-insured for certain other types of claims, including environmental and intellectual property matters. The Company recognizes a liability for any contingency that in management’s judgment is probable of occurrence and can be reasonably estimated. We continually reassess the likelihood of adverse judgments and outcomes in these matters, as well as estimated ranges of possible losses based upon an analysis of each matter which includes consideration of outside legal counsel and, if applicable, other experts. Information required by this item is incorporated herein by reference to the section captioned “Notes to Consolidated Financial Statements, Note 15 — Commitments and Contingencies” of this Form 10-K.

ITEM 4    Mine Safety Disclosures

Not applicable.

HUBBELL INCORPORATED - Form 10-K	15

PART II

ITEM 5    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.

The Company's Common Stock trades on the New York Stock Exchange under the symbol, "HUBB".

The number of common shareholders of record on December 31, 2018 was 1,722.

Our dividends are declared at the discretion of our Board of Directors. In October 2018, the Company’s Board of Directors approved an increase in the common stock dividend rate from $0.77 to $0.84 per share per quarter. The increased quarterly dividend payment commenced with the December 14, 2018 payment made to the shareholders of record on November 30, 2018.

Purchases of Equity Securities

On October 20, 2017, the Board of Directors approved a stock repurchase program (the “October 2017 program”) that authorized the repurchase of up to $400 million of Common Stock and expires on October 20, 2020. In the twelve months ended December 31, 2018, the Company repurchased shares for an aggregate purchase price of approximately $40.0 million. As a result, our remaining share repurchase authorization under the October 2017 program is $360.0 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

The following table summarizes the Company's repurchase activity of Common Stock during the quarter ended December 31, 2018:

	Total Number of Shares of Common Stock Purchased	Average Price Paid per share of Common Stock	Approximate Value of Shares that May Yet Be Purchased Under the Programs
Period	(000’s)	Share	(in millions)
BALANCE AS OF SEPTEMBER 30, 2018			$380.0
October 2018	110	$100.36	$369.0
November 2018	36	$108.51	$365.1
December 2018	48	$104.60	$360.0
TOTAL FOR THE QUARTER ENDED DECEMBER 31, 2018	194	$102.93

16	HUBBELL INCORPORATED - Form 10-K

Corporate Performance Graph

The following graph compares the total return to shareholders on the Company’s common stock during the five years ended December 31, 2018, with a cumulative total return on the (i) Standard & Poor’s MidCap 400 (“S&P MidCap 400”) and (ii) the Dow Jones U.S. Electrical Components & Equipment Index (“DJUSEC”). The Company is a member of the S&P MidCap 400. As of December 31, 2018, the DJUSEC reflects a group of fourteen company stocks in the electrical components and equipment market segment, and serves as the Company’s peer group for purposes of this graph. The comparison assumes $100 was invested on December 31, 2013 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hubbell Incorporated, the S&P Midcap 400 Index, and the Dow Jones US Electrical Components & Equipment Index

In 2015, the Company completed the reclassification of its dual class of common stock into a single class of Common Stock. The Hubbell Incorporated line above uses the weighted average of Hubbell Class A and Class B shares for the annual period from December 2013 through December 2014.

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2019 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

HUBBELL INCORPORATED - Form 10-K	17

ITEM 6    Selected Financial Data

The following summary should be read in conjunction with the consolidated financial statements and notes contained herein (dollars and shares in millions, except per share amounts).

OPERATIONS, years ended December 31,	2018	2017	2016	2015	2014
Net sales	$4,481.7	$3,668.8	$3,505.2	$3,390.4	$3,359.4
Gross profit	$1,300.4	$1,155.1	$1,105.1	$1,091.6	$1,108.2
Operating income (4)	$556.9	$518.8	$489.8	$474.1	$515.0
Adjusted operating income (1)	$607.2	$525.5	$489.8	$474.1	$515.0
Operating income as a % of sales	12.4%	14.1%	14.0%	14.0%	15.3%
Adjusted operating income as a % of sales (1)	13.5%	14.3%	14.0%	14.0%	15.3%
Net income attributable to Hubbell (2)	$360.2	$243.1	$293.0	$277.3	$325.3
Adjusted net income attributable to Hubbell (1)	$401.7	$311.9	$293.0	$294.8	$325.3
Net income attributable to Hubbell as a % of net sales	8.0%	6.6%	8.4%	8.2%	9.7%
Adjusted net income attributable to Hubbell as a % of net sales (1)	9.0%	8.5%	8.4%	8.7%	9.7%
Net income attributable to Hubbell as a % of Hubbell shareholders’ average equity	21.1%	15.1%	17.6%	15.1%	17.0%
Earnings per share — diluted	$6.54	$4.39	$5.24	$4.77	$5.48
Adjusted earnings per share — diluted (1)	$7.29	$5.64	$5.24	$5.07	$5.48
Cash dividends declared per common share	$3.15	$2.87	$2.59	$2.31	$2.06
Average number of common shares outstanding — diluted	54.9	55.1	55.7	58.0	59.2
Cost of acquisitions, net of cash acquired	$1,118.0	$184.1	$173.4	$163.4	$183.8
FINANCIAL POSITION, AT YEAR-END
Working capital (3)	$804.4	$898.0	$961.7	$784.7	$1,130.3
Total assets	$4,872.1	$3,720.6	$3,525.0	$3,208.7	$3,320.1
Total debt	$1,793.2	$1,055.2	$993.7	$644.1	$596.3
Total Hubbell shareholders’ equity	$1,780.6	$1,634.2	$1,592.8	$1,740.6	$1,927.1
NUMBER OF EMPLOYEES, AT YEAR-END	19,700	17,700	17,400	16,200	15,400
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
(4) Historical amounts have been adjusted to reflect the retrospective effects from the January 1, 2018 adoption of Accounting Standards Update (ASU) No. 2017-07, Compensation Retirement Benefits (Topic): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

18	HUBBELL INCORPORATED - Form 10-K

ITEM 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, the UK, Brazil, Australia, Spain and Ireland. The Company also participates in joint ventures in Taiwan, Hong Kong and the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company employed approximately 19,700 individuals worldwide as of December 31, 2018.

The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for 2018, 2017 and 2016 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

The Company's long-term strategy is to serve its customers with reliable and innovative electrical and related infrastructure solutions with desired brands, high-quality service, delivered through a competitive cost structure; to complement organic revenue growth with acquisitions that enhance its product offerings; and to allocate capital effectively to create shareholder value.

Our strategy to complement organic revenue growth with acquisitions focuses on acquiring assets that extend our capabilities, expand our product offerings, and present opportunities to compete in core, adjacent or complementary markets. Our acquisition strategy also provides the opportunity to advance our revenue growth objectives during periods of weakness or inconsistency in our end-markets.

Our strategy to deliver products through a competitive cost structure has resulted in past and ongoing restructuring and related activities. Our restructuring and related efforts include the consolidation of manufacturing and distribution facilities, and workforce actions, as well as streamlining and consolidating our back-office functions. The primary objectives of our restructuring and related activities are to optimize our manufacturing footprint, cost structure, and effectiveness and efficiency of our workforce.

Productivity improvement also continues to be a key area of focus for the Company and efforts to drive productivity complement our restructuring and related activities to minimize the impact of rising material costs and administrative cost inflation. Material costs are approximately two-thirds of our cost of goods sold therefore volatility in this area can significantly impact profitability. Our goal is to have pricing and productivity programs that offset material and other inflationary cost increases as well as pay for investments in key growth areas.

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

For additional information about the Aclara acquisition, refer to Note 3 — Business Acquisitions in the Notes to the Consolidated Financial Statements.

HUBBELL INCORPORATED - Form 10-K	19

Results of Operations

Our operations are classified into two reportable segments: Electrical and Power. For a complete description of the Company’s segments, see Part I, Item 1 of this Annual Report on Form 10-K. Within these segments, Hubbell serves customers in five primary end markets; non-residential construction, residential construction, industrial, energy-related markets (also referred to as oil and gas markets) and utility markets (also referred to as the electrical transmission and distribution (T&D) market). In order of magnitude of net sales, the Company's served markets are electrical T&D, non-residential construction, industrial, oil and gas, and residential construction.

Our end markets experienced strong growth in 2018, driving organic net sales growth of 4.4%, including the traction we gained in the latter half of the year on price realization. We saw notable strength in 2018 in energy-related markets, including gas distribution, the core industrial market, and non-residential markets, as well as growth within the residential lighting market that accelerated in the second half of the year. Utility markets grew primarily within T&D and outside-the-plant telecommunications.

Net sales growth from acquisitions was a highlight, as Aclara delivered strong revenue performance in 2018, demand for its products was strong and the Aclara acquisition has added a robust backlog and project pipeline.

Earnings growth was also strong as our operating income grew by seven percent in 2018; however, inflationary pressures and material cost increases, including tariffs, pressured operating margins. During the second half of 2018, many of our businesses took pricing actions to mitigate the impact of material cost increases and the effect of Section 301 tariffs resulting from changes in U.S. trade policy in 2018 (the "Tariffs" referred to in the following discussion of results of operations). See Part I, Item 1A "Risk Factors" for additional discussion of developments stemming from the recent and potential changes in trade policies.

Adjusted net income and adjusted diluted earnings per share, each grew by 29% in 2018 and reflect our strong operating income performance as well as the benefit of a lower effective tax rate resulting from the enactment of the TCJA.

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Year Ending December 31,
	2018	% of Net sales	2017	% of Net sales	2016	% of Net sales
Net sales	$4,481.7		$3,668.8		$3,505.2
Cost of goods sold	3,181.3	71.0%	2,513.7	68.5%	2,400.1	68.5%
Gross profit	1,300.4	29.0%	1,155.1	31.5%	1,105.1	31.5%
Selling & administrative expenses	743.5	16.6%	636.3	17.3%	615.3	17.5%
Operating income	556.9	12.4%	518.8	14.1%	489.8	14.0%
Net income attributable to Hubbell	360.2	8.0%	243.1	6.6%	293.0	8.4%
EARNINGS PER SHARE - DILUTED	$6.54		$4.39		$5.24

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

Our adjusted operating measures exclude the income tax effects associated with U.S. tax reform recognized in the fourth quarter of 2017, Aclara acquisition-related and transaction costs recognized in 2017 and 2018, and the loss on extinguishment of debt incurred in the third quarter of 2017, as further explained below, and as shown in the reconciliations to the comparable GAAP measures that follow. However, the net tax benefit of approximately $6 million related to adjustments made in connection with the Company's accounting for the effects of TCJA during the measurement period in 2018 has not been reflected as an adjustment to the GAAP measures and is therefore not a reconciling item in the adjusted operating measures below.

20	HUBBELL INCORPORATED - Form 10-K

Aclara acquisition-related and transaction costs

Aclara acquisition-related and transaction costs include the amortization of identified intangible assets and inventory step-up amortization expense. Aclara transaction costs are primarily for professional services and other fees incurred to complete the acquisition as well as certain financing costs recognized in interest expense in connection with the transaction. The effect of Aclara inventory step-up amortization expense and transaction costs are complete as of December 31, 2018. See Note 3 — Business Acquisitions in the Notes to Consolidated Financial Statements for additional information and further discussion of Aclara acquisition-related and transaction costs. Only a portion of the Aclara transaction costs are expected to be tax deductible.

Loss on the early extinguishment of debt

Our consolidated results of operations in 2017 include a $10.1 million pre-tax loss on the early extinguishment of long-term debt from the redemption of all of our $300 million outstanding long-term unsecured, unsubordinated notes that were scheduled to mature in 2018.

The following table provides the Aclara acquisition-related and transaction costs for the year ended December 31, 2018 and 2017 by type and by location in the Consolidated Statement of Income (in millions):

	Year Ended December 31, 2018	Year Ended December 31, 2017
Aclara acquisition-related costs	$40.8	$—
Aclara transaction costs	12.8	7.1
Aclara acquisition-related and transaction costs	$53.6	$7.1

Cost of goods sold	$29.5	$—
S&A expense	20.8	6.7
Operating income	$50.3	$6.7
Interest expense	3.3	0.4
Aclara acquisition-related and transaction costs	$53.6	$7.1

HUBBELL INCORPORATED - Form 10-K	21

The following table reconciles our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	For the Year Ended December 31,
	2018	% of Net sales	2017	% of Net sales	2016	% of Net sales
Gross profit (GAAP measure)	$1,300.4	29.0%	$1,155.1	31.5%	$1,105.1	31.5%
Aclara acquisition-related and transaction costs	29.5		—		—
Adjusted gross profit	$1,329.9	29.7%	$1,155.1	31.5%	$1,105.1	31.5%

S&A expenses (GAAP measure)	$743.5	16.6%	$636.3	17.3%	$615.3	17.5%
Aclara acquisition-related and transaction costs	20.8		6.7		—
Adjusted S&A expenses	$722.7	16.1%	$629.6	17.2%	$615.3	17.5%

Operating income (GAAP measure)	$556.9	12.4%	$518.8	14.1%	$489.8	14.0%
Aclara acquisition-related and transaction costs	50.3		6.7		—
Adjusted operating income	$607.2	13.5%	$525.5	14.3%	$489.8	14.0%

Net income attributable to Hubbell (GAAP measure)	$360.2		$243.1		$293.0
Income tax expense associated with U.S. tax reform	$—		56.5		—
Aclara acquisition-related and transaction costs, net of tax	41.5		6.0		—
Loss on early extinguishment of debt, net of tax	—		6.3		—
Adjusted net income attributable to Hubbell	$401.7		$311.9		$293.0
Less: Earnings allocated to participating securities	(1.4)		(1.1)		(1.0)
Adjusted net income available to common shareholders	$400.3		$310.8		$292.0
Average number of diluted shares outstanding	54.9		55.1		55.7
ADJUSTED EARNINGS PER SHARE — DILUTED	$7.29		$5.64		$5.24

2018 Compared to 2017

Net Sales

Net sales of $4.5 billion in 2018 increased 22.2% percent compared to 2017 due to the contribution of net sales from acquisitions, higher organic volume and favorable price realization. Acquisitions added 17.8% to net sales, primarily from the acquisition of Aclara, while organic volume, including favorable price realization, contributed 4.4%. The effect of foreign exchange was flat compared to the prior year.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold increased by 250 basis points to 71.0% of net sales in 2018 as compared to 68.5% in 2017. The increase was primarily driven by acquisitions, as 2018 includes $29.5 million of Aclara acquisition-related costs as well as the effect of adding the operating results of Aclara, which carries a relatively higher cost of goods sold as a percentage of net sales (and lower gross margin) as compared to the legacy Hubbell business. The increase also reflects an unfavorable net impact of price and material costs, as rising material costs and the impact of Tariffs outpaced favorable price realization.

Gross Profit

Gross profit margin in 2018 compared to 2017 declined by 250 basis points to 29.0% of net sales, driven by costs of goods sold discussed above. Excluding Aclara acquisition-related costs, the adjusted gross profit margin was 29.7% in 2018 as compared to 31.5% in 2017.

Selling & Administrative Expenses

S&A expense in 2018 was $743.5 million and increased by $107.2 million compared to the prior year primarily due to the addition of S&A costs of Aclara, including $20.8 million of Aclara acquisition-related and transaction costs. S&A expense as a percentage of net sales declined by 70 basis points to 16.6% in 2018. Excluding Aclara acquisition-related and transaction costs, adjusted S&A expense as a percentage of net sales declined by 110 basis points to 16.1% in 2018 primarily due to volume leverage associated with higher net sales.

Operating Income

Operating income increased seven percent in 2018 to $556.9 million, primarily driven by the operating results of the Aclara business, including acquisition-related and transaction costs. The increase in operating income from higher net sales volume was largely offset by rising material costs and the impact of Tariffs, which together, outpaced favorable price realization.

22	HUBBELL INCORPORATED - Form 10-K

Operating margin decreased by 170 basis points to 12.4% due to higher Aclara acquisition-related and transaction costs in 2018 as well as the operating results of the Aclara business, which carries a relatively lower gross margin as compared to the legacy Hubbell results. The decrease in operating margin also reflects the impact of material costs, tariffs and price realization noted above, which together were only partially offset by the benefit from higher net sales volume.

Excluding Aclara Acquisition-related and transaction costs, adjusted operating income increased 15.5% percent in 2018 to $607.2 million and adjusted operating margin declined by 80 basis points to 13.5% in 2018.

Total Other Expense

Total other expense in 2018 was $89.9 million and increased by $14.2 million compared to the prior year, primarily due to higher interest expense from the issuance of $450 million of 2028 Notes and placement of the $500 million Term Loan, each in the first quarter of 2018, to finance the Aclara acquisition, partially offset by the loss on extinguishment of debt recognized in 2017 (which did not repeat in 2018).

Income Taxes

The effective tax rate was 21.6% in 2018 as compared to 43.6% in 2017. The decrease is primarily attributable to the absence of the $56.5 million provisional income tax expense associated with the TCJA recognized in the 2017 financial statements, the reduction of the federal income tax rate from 35% to 21% and net favorable adjustments to the 2017 provisional income tax expense associated with TCJA recognized in the current year.

During 2018, the Company completed its analysis of the specific income tax effects of TCJA and recorded a net tax benefit of approximately $6 million related to adjustments to the prior provisional estimates and to record amounts related to items for which a prior provisional estimate had not been made. Additional information related to the Company’s effective tax rate is included in Note 13 — Income Taxes in the Notes to Consolidated Financial Statements

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell was $360.2 million in 2018 and increased 48% as compared to 2017. The increase reflects a lower effective tax rate, higher operating income and the loss on extinguishment of debt in 2017 (which did not repeat in 2018), offset partially by higher interest expense. Adjusted net income attributable to Hubbell was $401.7 million in 2018 and increased 29% as compared to 2017. Earnings per diluted share in 2018 increased 49% compared to 2017. Adjusted earnings per diluted share in 2018 increased 29% as compared to 2017.

Segment Results

Electrical Segment

(in millions)	2018	2017
Net sales	$2,660.6	$2,532.8
Operating income	$320.8	$294.0
Operating margin	12.1%	11.6%

Net sales in the Electrical segment were $2.7 billion, up five percent in 2018 as compared with 2017 due to approximately five percentage points of net sales growth from higher organic volume, including favorable price realization for the segment. Acquisitions increased net sales by less than one percentage point and the effect of foreign currency translation was flat.

Within the segment, the aggregate net sales of our Commercial and Industrial and Construction and Energy business groups increased by seven percentage points, due to approximately six percentage points of organic growth, and approximately one percentage point of net sales growth from acquisitions. Organic net sales growth of these businesses was driven primarily by our products serving the energy-related markets as well as the non-residential and residential construction markets. Net sales of our Lighting business group increased approximately two percent in 2018 due to higher organic volume, partially offset by pricing headwinds. Within the Lighting business group, net sales of residential lighting products increased by 12%, driven by strong unit volume growth, while net sales of commercial and industrial lighting products declined by 2% as a result of lower volume and pricing headwinds.

Operating income in the Electrical segment for 2018 was $320.8 million and increased nine percent compared to 2017. Operating margin in 2018 increased by 50 basis points to 12.1%. The increase in operating margin is primarily due to incremental earnings on higher net sales, as discussed above, and productivity gains in excess of cost increases, partially offset by material cost headwinds (including the impact of Tariffs) that outpaced price realization.

Power Segment

(in millions)	2018	2017
Net sales	$1,821.1	$1,136.0
Operating income	$236.1	$224.8
Aclara acquisition-related and transaction costs	50.3	6.7
Adjusted operating income	$286.4	$231.5
Operating margin	13.0%	19.8%
Adjusted operating margin	15.7%	20.4%

HUBBELL INCORPORATED - Form 10-K	23

Net sales for 2018 in the Power segment were $1.8 billion, up approximately 60% as compared to 2017, primarily due to the addition of net sales of the Aclara business as well as higher organic volume. Acquisitions contributed 56.6% to net sales growth and higher organic volume contributed 4.1%, including favorable price realization. Organic net sales growth was driven by the transmission and distribution (T&D) and telecommunications markets. Foreign exchange reduced net sales as compared to the prior year by less than one percentage point.

Operating income in the Power segment for 2018 increased by five percent to $236.1 million as compared to the prior year. Operating margin in 2018 decreased to 13.0% as compared to 19.8% in 2017 and reflects an approximately 2% decline from higher Aclara acquisition-related and transaction costs in 2018, as well as approximately 2% attributable to the lower margin operating results of the Aclara business. The decrease in operating margin also reflects a net headwind from material cost increases (including the impact of Tariffs) that outpaced price realization, and the absence of a one-time benefit in the fourth quarter of 2017.

2017 Compared to 2016

Net Sales

Net sales of $3.7 billion in 2017 increased approximately five percent as compared to 2016. Acquisitions added two percentage points to net sales in 2017 and organic volume, including the impact of pricing headwinds, added three percentage points. Within our Electrical segment, organic net sales growth came primarily from products sold into the energy-related, non-residential and residential construction markets. Organic net sales within our Power segment increased by six percentage points primarily driven by growth in the electrical transmission and distribution market.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales in 2017 was 68.5% and was flat as compared to 2016. Price and material cost headwinds as well as a 30 basis point headwind from acquisitions, were offset by gains from productivity initiatives that exceeded cost inflation, greater realized savings from our restructuring and related actions and lower restructuring and related costs in 2017.

The headwind from acquisitions includes our investment in IoT capabilities in 2017 through the acquisition of iDevices.

Gross Profit

The gross profit margin for 2017 was 31.5% and was flat as compared to 2016, driven by costs of goods sold discussed above.

Selling & Administrative Expenses

S&A expense in 2017 was $636.3 million and increased by $21.0 million compared to the same period of the prior year. S&A expense as a percentage of net sales declined by 20 basis points to 17.3% in 2017. Excluding Aclara transaction costs, adjusted S&A expense as a percentage of net sales declined by 30 basis points to 17.2% in 2017 primarily due to higher net sales volume and greater realized savings from our restructuring and related actions, partially offset by acquisitions, which increased the adjusted S&A expense as a percentage of net sales by approximately 10 basis points.

Operating Income

Operating income increased six percent in 2017 to $518.8 million and operating margin increased by 10 basis points to 14.1%. Excluding Aclara transaction costs, adjusted operating income in 2017 was $525.5 million and the adjusted operating margin increased by 30 basis points to 14.3%. That increase was primarily due to greater realized savings from our restructuring and related actions and lower restructuring and related costs, productivity initiatives in excess of cost inflation as well as from incremental earnings on higher net sales volume. The benefit from those items was partially offset by price and material cost headwinds as well as a 40 basis point headwind from acquisitions, including our investment in IoT capabilities through the acquisition of iDevices.

Total Other Expense

Total other expense was $75.7 million in 2017 compared to $59.4 million in 2016. The increase was primarily due to a $10.1 million pre-tax loss on the early extinguishment of long-term debt recognized in 2017 and higher foreign exchange losses in 2017 partially offset by the write-off of an escrow receivable in 2016 associated with a prior acquisition. This escrow receivable write off had no effect on net income of the prior year as it was offset in income taxes by the release of a related liability.

Income Taxes

The effective tax rate was 43.6% in 2017 and includes the provisional impact of the TCJA to the 2017 financial statements. Excluding the provisional impact of TCJA, the effective tax rate was 30.8% and was flat compared to the prior year. The favorable impact resulted primarily from the income tax effects of share based awards and settlement of a tax examination in 2017 offset by the impact of return to provision adjustments and other favorable discrete items realized in the prior year that did not repeat in the current year, including the release of a liability in 2016 caused by the expiration of certain statute of limitations associated with an uncertain tax position from a prior acquisition.

24	HUBBELL INCORPORATED - Form 10-K

Net Income attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell was $243.1 million in 2017 and decreased 17% as compared to 2016. Adjusted net income attributable to Hubbell was $311.9 million in 2017 and increased 6% as compared to 2016. Earnings per diluted share in 2017 decreased 16% compared to 2016. Adjusted earnings per diluted share in 2017 increased 8% and reflects the increase in adjusted operating income in 2017 as well as a 0.6 million decline in the average number of diluted shares outstanding as compared to the prior year.

Segment Results

Electrical Segment

(in millions)	2017	2016
Net sales	$2,532.8	$2,460.2
Operating income	$294.0	$276.4
Operating margin	11.6%	11.2%

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

Operating income in the Electrical segment for 2017 was $294.0 million and increased 6.4% compared to 2016. Operating margin in 2017 increased 40 basis points compared to 2016 as greater realized savings from our restructuring and related actions, lower restructuring and related costs, and the benefit from higher net sales volume, were partially offset by price and material cost headwinds and acquisitions. Acquisitions reduced the adjusted operating margin by approximately 50 basis points in 2017, and includes our investment in IoT capabilities through the acquisition of iDevices.

Power Segment

(in millions)	2017	2016
Net sales	$1,136.0	$1,045.0
Operating income	$224.8	$213.4
Aclara transaction costs	6.7	—
Adjusted operating income	$231.5	$213.4
Operating margin	19.8%	20.4%
Adjusted operating margin	20.4%	20.4%

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

Operating income in the Power segment increased 5.3 percent to $224.8 million in 2017. Operating margin in 2017 decreased by 60 basis points to 19.8% primarily due to price and material cost headwinds, Aclara transaction costs, and higher restructuring and related costs. The impact of those items was partially offset by gains from productivity initiatives in excess of cost inflation as well as from incremental earnings on higher net sales volume. In 2016, operating margin included a benefit within cost inflation from the reduction of an environmental liability, and in 2017 operating margin includes a similarly-sized benefit within cost inflation from an insurance recovery.

HUBBELL INCORPORATED - Form 10-K	25

Financial Condition, Liquidity and Capital Resources

Cash Flow

	December 31,
(in millions)	2018	2017	2016
Net cash provided by (used in):
Operating activities	$517.1	$379.0	$411.0
Investing activities	(1,201.4)	(245.6)	(230.2)
Financing activities	506.5	(214.3)	(59.4)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(8.2)	18.3	(27.3)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(186.0)	$(62.6)	$94.1
Comparable periods have been recast to reflect the adoption of the new accounting pronouncement for share-based payments (ASU 2016-09).

The following table reconciles our cash flows from operating activities to free cash flows for 2018, 2017 and 2016 (in millions):

	December 31,
(in millions)	2018	2017	2016
Net cash provided by operating activities (GAAP measure)	$517.1	$379.0	$411.0
Less: Capital expenditures	(96.2)	(79.7)	(67.2)
Free cash flow	$420.9	$299.3	$343.8
Free cash flow as a percent of net income attributable to Hubbell (1)	116.9%	123.1%	117.3%
(1) Free cash flow as a percent of net income attributable to Hubbell, includes the approximately $57 million impact of the TCJA in 2017. Free cash flow as a percentage of net income attributable to Hubbell excluding the impact of the TCJA is approximately 100% in 2017.

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

2018 Compared to 2017

Cash provided by operating activities for 2018 increased compared to 2017 primarily due to a higher contribution from net income and the related non-cash adjustments for depreciation and amortization, partially offset by $26.2 million of additional pension funding in 2018 compared to 2017. Cash used for working capital was $25.6 million in 2018 compared to $29.0 million in 2017 primarily due to improved inventory management in 2018, partially offset by higher accounts receivables and Aclara related items, including cash payments for transaction costs in 2018.

Cash used for investing activities of $1,201.4 million in 2018 increased compared to cash used of $245.6 million in 2017. This increase is primarily due to approximately $1.1 billion paid for the acquisition of Aclara in 2018, $16.5 million of higher capital expenditures and an $11.6 million decrease in the proceeds from disposition of assets in 2018, as compared to 2017.

Cash provided from financing activities of $506.5 million in 2018 increased compared to $214.3 million of cash used in 2017. The change in cash flows from financing activities reflects the proceeds of the $450 million public debt offering in February 2018 and $500 million Term Loan issued in February 2018 to fund the acquisition of Aclara, as well as, lower share repurchases in 2018, partially offset by cash used to reduce short-term borrowings.

The unfavorable impact of foreign currency exchange rates on cash was $8.2 million in 2018 as compared to a favorable impact of $18.3 million in 2017. The unfavorable impact in 2018 was primarily related to the U.S. dollar strengthening against the Canadian dollar, Australian dollar and British pound.

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

26	HUBBELL INCORPORATED - Form 10-K

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

The favorable impact of foreign currency exchange rates on cash increased to $18.3 million in 2017 as compared to an unfavorable impact of $27.3 million in 2016. The favorable impact in 2017 was primarily related to the U.S. dollar weakening against the British pound, Canadian dollar and Australian dollar.

Investments in Our Business

Investments in our business include cash outlays for the acquisition of businesses as well as expenditures to maintain the operation of our equipment and facilities and invest in restructuring activities.

In February 2018, the Company completed the acquisition of Aclara for approximately $1.1 billion in an all-cash transaction. To fund the Aclara acquisition, on February 2, 2018 the Company borrowed $500 million under a Term Loan Agreement with a syndicate of lenders, issued $450 million of unsecured, 3.50% senior notes maturing in 2028, and the remaining purchase price and transaction expenses were funded with commercial paper. Refer to Note 3 — Business Acquisitions and Note 12 — Debt in the Notes to Consolidated Financial Statements for additional information.

We continually invest in restructuring and related programs to maintain a competitive cost structure, drive operational efficiency and mitigate the impact of rising material costs and administrative cost inflation. As a result of these programs we have exited a total of 29 manufacturing and warehousing facilities since those programs began in late 2014. We expect our investment in restructuring and related spend in 2019 and 2020 to increase as we initiate further footprint consolidation and cost reduction initiatives.

In connection with our restructuring and related programs we incur restructuring costs as defined by U.S. GAAP, which are primarily severance and employee benefits, asset impairments, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. We also incur restructuring-related costs, which are costs associated with our business transformation initiatives, including the consolidation of back-office functions and streamlining our processes, and certain other costs and gains associated with restructuring actions. We refer to these costs on combined basis as "restructuring and related costs", which is a non-GAAP measure.

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

The table below presents the restructuring and related costs incurred in 2018, additional expected costs, and the expected completion date for those restructuring actions that were initiated in 2018 and prior years (in millions):

	Costs Incurred in 2018	Additional Expected Costs	Expected Completion Date
2018 Restructuring Actions	$12.9	$7.8	2020
2017 and Prior Restructuring Actions(a)	(0.9)	0.1	2019
Restructuring cost (GAAP measure)	$12.0	$7.9
Restructuring-related costs	3.8	—
Restructuring and related costs (Non-GAAP)	$15.8	$7.9
(a) Additional expected cost does not include any potential future liability, in excess of amounts already recognized in 2016, associated with the withdrawal from the multi-employer pension plan referred to in the preceding paragraph. Additional information about the estimated withdrawal liability associated with that multi-employer plan is included in Note 11 — Retirement Benefits in the Notes to Consolidated Financial Statements.

During 2018, we used cash of $96.2 million for capital expenditures, an increase of $16.5 million from 2017 as we made higher investments in facilities and equipment during 2018 to support our continuing focus on productivity, and due to the acquisition of Aclara.

Stock Repurchase Program

On October 20, 2017, the Board of Directors approved a new stock repurchase program (the “October 2017 program”) that authorized the repurchase of up to $400 million of Common Stock and expires on October 20, 2020. As of December 31, 2018, the Company has repurchased $40.0 million of shares of Common Stock, bringing the remaining share repurchase authorization to $360.0 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At December 31, 2018 and 2017, the Company had $1,737.1 million and $987.1 million, respectively, of long-term unsecured, unsubordinated notes, net of unamortized discount and the unamortized balance of capitalized debt issuance costs. At December 31, 2018 the Company also had $25.0 million of long-term debt classified as short-term on the Consolidated Balance Sheets, reflecting maturities due within the next 12 months.

HUBBELL INCORPORATED - Form 10-K	27

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
The 2022 Notes, 2026 Notes, 2027 Notes and 2028 Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of default under the indentures governing such Notes, or upon a change in control triggering event as defined in such indentures. The Company was in compliance with all covenants (none of which are financial) as of December 31, 2018.
On January 31, 2018, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with a syndicate of lenders under which the Company borrowed $500 million on an unsecured basis to partially finance the Aclara acquisition on February 2, 2018. The interest rate applicable to borrowings under the Term Loan Agreement is generally either adjusted LIBOR plus an applicable margin (determined by a ratings based grid) or the alternate base rate. The sole financial covenant in the Term Loan Agreement requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company.
The principal amount of borrowings under the Term Loan Agreement amortize in equal quarterly installments of 5% per year in year one, 5% per year in year two, 7.5% per year in year three, 10% per year in year four, 10% per year in year five, and any remaining borrowings under the Term Loan Agreement are due and payable in full in February 2023. The Company may also make principal payments in excess of the amortization schedule at its discretion and, during 2018, the Company made $150 million of such payments.

Pursuant to the contractual loan amortization schedule, $25.0 million of borrowings under the Term Loan are classified as short-term within current liabilities on the December 31, 2018 Consolidated Balance Sheets.
In August 2017, the Company completed a public debt offering of $300 million of long-term, unsecured, senior notes maturing in August 2027 and bearing interest at a fixed rate of 3.15% (the "2027 Notes"). Net proceeds from the issuance were $294.6 million after deducting the discount on the notes and offering expenses paid by the Company. In September 2017, the Company applied the net proceeds from the 2027 Notes to redeem all of its $300 million of long-term, unsecured, unsubordinated notes maturing in 2018 and bearing interest at a fixed rate of 5.95%. In connection with this redemption, the Company recognized a loss on the early extinguishment of the 2018 Notes of $6.3 million on an after-tax basis.

At December 31, 2018 and 2017, the Company had $56.1 million and $68.1 million, respectively, of short-term debt outstanding composed of;

◦	$26.0 million and $63.0 million of commercial paper borrowings outstanding at December 31, 2018 and 2017, respectively.

◦
$25 million of long-term debt classified as short-term within current liabilities in the Consolidated Balance Sheets, reflecting maturities within the next 12 months relating to borrowing under the Term Loan at December 31, 2018.

◦	$5.1 million of borrowings to support our international operations in China at December 31, 2018 and 2017, respectively.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

The following table sets forth the reconciliation of net debt at December 31, 2018 and 2017:

	December 31,
(in millions)	2018	2017
Total Debt	$1,793.2	$1,055.2
Total Hubbell Shareholders’ Equity	1,780.6	1,634.2
TOTAL CAPITAL	$3,573.8	$2,689.4
Debt to Total Capital	50%	39%
Cash and Investments	$254.5	$447.2
NET DEBT	$1,538.7	$608.0
Net Debt to Total Capital	43%	23%

28	HUBBELL INCORPORATED - Form 10-K

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

In 2018, we invested in the Aclara acquisition and also returned capital to our shareholders through dividends and share repurchases. These activities were funded primarily with additional debt financing and cash flows from operations as further described below.

◦
Cash used for the acquisition of businesses in 2018, net of cash acquired was $1,118.0 million, including cash settlement of a deferred purchase price obligation and a net working capital adjustment related to acquisitions completed in prior years. Further discussion of our acquisitions can be found in Note 3 — Business Acquisitions in the Notes to Consolidated Financial Statements.

◦	In 2018, cash used for share repurchases was $40.0 million. Dividends paid on our Common Stock in 2018 were $172.3 million.

◦
In February of 2018, we increased our long-term and short-term borrowings to complete the acquisition of Aclara and we expect our cash flows from operations, (including those from Aclara), as well as our other sources of funds, will be sufficient to meet our obligations in respect of those borrowings.

We also require cash outlays to fund our operations, capital expenditures, and an increase in working capital that would be required to accommodate a higher level of business activity for the foreseeable future, as well as our rate of cash dividends and, potential future acquisitions. We also have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that are summarized in the table of Contractual Obligations as of December 31, 2018, and as a result of the TCJA, we have an obligation to fund, over the next seven years, the Company's liability for the transition tax on the deemed repatriation.

Our sources of funds and available resources to meet these funding needs are as follows:

◦
Cash flows from operations and existing cash resources: We held $189.0 million of cash and cash equivalents at December 31, 2018, of which approximately 9% was held inside the United States and the remainder held internationally. The Company repatriated a portion of its foreign earnings in 2018. The current period financials reflect the income tax effects of the repatriation of these earnings as well as as the income tax effects of certain anticipated future cash repatriations.

◦
On January 31, 2018, the Company entered into a five-year revolving credit agreement (the "2018 Credit Facility"), with a syndicate of lenders that provides a $750 million committed revolving credit facility and terminated all commitments under the 2015 Credit Facility. Commitments under the 2018 Credit Facility may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.250 billion. The interest rate applicable to borrowings under the 2018 Credit Facility is generally either the adjusted LIBOR plus an applicable margin (determined by a ratings based grid) or the alternate base rate. The single financial covenant in the 2018 Credit Facility requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company. The 2018 Credit Facility expires in February 2023. As of December 31, 2018 the Company had not drawn against the facility.

Annual commitment fees to support availability under the 2018 Credit Facility are not material. Although not the principal source of liquidity, we believe our 2018 Credit Facility is capable of providing significant financing flexibility at reasonable rates of interest. However, an increase in usage of the 2018 Credit Facility related to growth or a significant deterioration in the results of our operations or cash flows, could cause our borrowing costs to increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements.

◦
In addition to our commercial paper program and existing revolving credit facility, we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position we believe that we would be able to obtain additional long-term debt financing on attractive terms.

◦
The Company also maintains other lines of credit that are primarily used to support the issuance of letters of credit. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. At December 31, 2018 and 2017, total availability under these lines was $54.8 million and $53.9 million, respectively, of which $20.3 million and $21.5 million was utilized to support letters of credit and the remaining amount was unused. The annual commitment fees associated with these lines of credit are not material.

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

HUBBELL INCORPORATED - Form 10-K	29

In 2018, the Company approved amendments to one of its foreign defined benefit pension plans, which closed the plan to future service accruals effective August 31, 2018. As a result of the amendments, in the third quarter of 2018, the Company recognized a curtailment gain of approximately $4.7 million, net of tax, in accumulated other comprehensive income. In addition, effective August 31, 2018, the amortization of actuarial gains and losses is being recognized over the remaining life expectancy of the participants of this plan, as all participants are considered inactive as a result of the amendment.

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

In 2018 and 2016, we completed transactions with third-party insurers to settle approximately $28 million and $40 million, respectively of projected benefit obligations of our domestic qualified defined benefit pension plans.

Changes in the value of the defined benefit plan assets and liabilities will affect the amount of pension expense ultimately recognized. Although differences between actuarial assumptions and actual results are no longer deferred for balance sheet purposes, deferral is still permitted for pension expense purposes. Unrecognized gains and losses in excess of an annual calculated minimum amount (the greater of 10% of the projected benefit obligation or 10% of the market value of assets) have been amortized and recognized in net periodic pension cost. Effective January 1, 2017, the amortization of unrecognized gains and losses of our primary domestic defined benefit plan is being recognized over the remaining life expectancy of participants, which is approximately 20 years. During 2018 and 2017, we recorded $10.5 million and $11.4 million, respectively, of pension expense related to the amortization of these unrecognized losses.

In 2018, 2017 and 2016, we contributed $27.9 million, $1.7 million, and $18.0 million, respectively, to our qualified foreign and domestic defined benefit pension plans. These contributions have improved the funded status of those plans. Although not required by ERISA and the Internal Revenue Code, the Company may elect to make a voluntary contribution to its qualified domestic defined benefit pension plan in 2019. The Company expects to contribute approximately $0.5 million to its foreign plans in 2019. The anticipated level of pension funding in 2019 is not expected to have a significant impact on our overall liquidity.

Assumptions

The following assumptions were used to determine projected pension and other benefit obligations at the measurement date and the net periodic benefit costs for the year:

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	4.24%	3.67%	4.40%	3.70%
Rate of compensation increase	3.25%	3.24%	4.05%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	3.67%	4.12%	3.70%	4.10%
Expected return on plan assets	4.68%	4.94%	N/A	N/A
Rate of compensation increase	3.25%	3.55%	4.00%	3.93%

At the end of each year, we estimate the expected long-term rate of return on pension plan assets based on the strategic asset allocation for our plans. In making this determination, we utilize expected rates of return for each asset class based upon current market conditions and expected risk premiums for each asset class. A one percentage point change in the expected long-term rate of return on pension fund assets would have an impact of approximately $6.7 million on 2019 pretax pension expense. The expected long-term rate of return is applied to the fair market value of pension fund assets to produce the expected return on fund assets that is included in pension expense.

The difference between this expected return and the actual return on plan assets was recognized at December 31, 2018 for balance sheet purposes, but continues to be deferred for expense purposes. The net deferral of past asset gains (losses) ultimately affects future pension expense through the amortization of gains (losses) with an offsetting adjustment to Hubbell shareholders’ equity through Accumulated other comprehensive loss.

30	HUBBELL INCORPORATED - Form 10-K

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension plan liabilities. For our U.S. and Canadian pension plans, this discount rate is determined by matching the expected cash flows associated with our benefit obligations to the expected cash flows of a hypothetical portfolio of high quality, fixed income debt instruments with maturities that closely match the expected funding period of our pension liabilities. As of December 31, 2018, we used a discount rate of 4.40% for our U.S. pension plans compared to a discount rate of 3.80% used in 2017. For our Canadian pension plan, we used a discount rate of 3.60% in 2018, compared to the 3.50% discount rate used in 2017.

For our UK pension plan the discount rate was derived using a yield curve fitted to the yields on AA bonds in the Barclays Capital Sterling Aggregate Corporate Index and uses sample plan cash flow data as a proxy to plan specific liability cash flows. The derived discount rate is the single discount rate equivalent to discounting these liability cash flows at the term-dependent spot rates of AA corporate bonds. This methodology resulted in a December 31, 2018 discount rate for the UK pension plan of 2.90% as compared to a discount rate of 2.60% used in 2017.

An increase of one percentage point in the discount rate would lower our 2019 pretax pension expense by approximately $1.4 million. A discount rate decline of one percentage point would increase our 2019 pretax pension expense by approximately $1.6 million.

In 2018 we changed the mortality table used to calculate the present value of our pension plan liabilities from the RP-2014 mortality table, with generational projection from 2006 using Scale MP-2017 to the RP-2014 mortality table, with generational projection from 2006 using Scale MP-2018. That change did not have a material impact to the projected benefit obligation of our U.S. plans upon remeasurement at December 31, 2018. The RP-2014 mortality table with generational projection from 2006 using Scale MP-2018 was chosen as the best estimate based on the observed and anticipated experience of the plans after considering alternative tables.

Other Post Employment Benefits (“OPEB”)

The Company also has a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits have been discontinued for substantially all future retirees. These plans are not funded and, therefore, no assumed rate of return on assets is required. We use a similar methodology to derive the yield curve for our post employment benefit plan obligations that we use for our pension plans. As of December 31, 2018, the Company used a discount rate of 4.40% to determine the projected benefit obligation compared to a discount rate of 3.70% used in 2017.

In accordance with the accounting guidance for retirement benefits, we recorded to Accumulated other comprehensive loss, within Hubbell shareholders’ equity, a charge, net of tax, of approximately $0.3 million in 2018 and a charge, net of tax, of approximately $1.6 million in 2017, related to the annual remeasurement of the OPEB plans and the amortization of prior service credits and net actuarial gains.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are defined as any transaction, agreement or other contractual arrangement to which an entity that is not included in our consolidated results is a party, under which we, whether or not a party to the arrangement, have, or in the future may have: (1) an obligation under a direct or indirect guarantee or similar arrangement, (2) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets, (3) an obligation or liability, including a contingent obligation or liability, under a contract that would be accounted for as a derivative instrument, except that it is excluded from the scope of FASB ASC Topic 815, or (4) an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, the Company, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with, the Company.

We do not have any off-balance sheet arrangements as defined above which have or are likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, capital resources or cash flows.

HUBBELL INCORPORATED - Form 10-K	31

Contractual Obligations

A summary of our contractual obligations and commitments at December 31, 2018 is as follows (in millions):

	Payments due by period
	Total	2019	2020-2021	2022-2023	2024 and thereafter
Debt obligations(a)	$1,756.3	$—	$81.3	$525.0	$1,150.0
Short-term debt obligations(a)	56.1	56.1	—	—	—
Expected interest payments	401.5	60.7	118.1	94.4	128.3
Operating lease obligations	111.2	23.5	37.5	23.7	26.5
Retirement and other benefits(b) (c)	204.9	8.4	16.5	17.5	162.5
Purchase obligations	347.5	322.8	24.7	—	—
Obligations under customer incentive programs	52.4	52.4	—	—	—
Income tax payments(d)	28.4	3.4	—	8.1	16.9
TOTAL	$2,958.3	$527.3	$278.1	$668.7	$1,484.2

(a)	Amounts exclude unamortized discount and capitalized debt issuance costs.

(b)
Amounts above reflect projected funding related to the Company’s non-qualified defined benefit and OPEB plans. Projected funding obligations of the Company’s qualified defined benefit pension plans are excluded from the table as there are significant factors, such as the future market value of plan assets and projected investment return rates, which could cause actual funding requirements to differ materially from projected funding.

(c)
Amounts above reflect a $12.5 million obligation associated with the withdrawal from a multi-employer plan. See Note 11 — Retirement Benefits in the Notes to Consolidated Financial Statements for further information.

(d)	Amount above includes future payments associated with the one-time transition tax under the TCJA.

Our purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability. These obligations primarily consist of inventory purchases made in the normal course of business to meet operational requirements and commitments for equipment purchases. As of December 31, 2018, we have $38.9 million of uncertain tax positions reflected in our Consolidated Balance Sheet. We are unable to make a reasonable estimate regarding the timing of settlement of these uncertain tax positions and, as a result, they have been excluded from the table. See Note 13 — Income Taxes in the Notes to Consolidated Financial Statements.

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

HUBBELL INCORPORATED - Form 10-K	33

Employee Benefits Costs and Funding

We sponsor domestic and foreign defined benefit pension, defined contribution and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on the pension fund assets, rate of increase in employee compensation levels and health care cost increase projections. These assumptions are determined based on Company data and appropriate market indicators, and are evaluated each year as of the plans’ measurement dates. Further discussion of the assumptions used in 2018 and 2017 are included above under “Pension Funding Status” and in Note 11 — Retirement Benefits in the Notes to Consolidated Financial Statements.

Taxes

We account for income taxes in accordance with the applicable accounting guidance which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Additionally, deferred tax assets are required to be reduced by a valuation allowance if it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. The factors used to assess the likelihood of realization of deferred tax assets are the forecast of future taxable income, available tax planning strategies that could be implemented to realize the net deferred tax assets, and future reversals of deferred tax liabilities. Failure to achieve forecasted taxable income can affect the ultimate realization of net deferred tax assets.

We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. The Internal Revenue Service (“IRS”) and other tax authorities routinely review our tax returns. These audits can involve complex issues, which may require an extended period of time to resolve. The Company records uncertain tax positions when it has determined that it is more-likely-than-not that a tax position will not be sustained upon examination by taxing authorities based on the technical merits of the position. The Company uses the criteria established in the accounting guidance to determine whether an item meets the definition of more-likely-than-not. The Company’s policy is to recognize these uncertain tax positions when the more-likely-than-not threshold is met, when the statute of limitations has expired or upon settlement. In management’s opinion, adequate provision has been made for potential adjustments arising from any examinations. See Note 1 — Significant Accounting Policies and Note 13 — Income Taxes in the Notes to Consolidated Financial Statements.

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

Warranty

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

We review depreciable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows of the asset group is less than the carrying amount, an impairment charge is recorded. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of impaired assets is determined using expected cash flow estimates, quoted market prices when available and appraisals as appropriate. We did not record any material impairment charges related to long-lived assets in 2018, 2017, or 2016.

34	HUBBELL INCORPORATED - Form 10-K

Goodwill and indefinite-lived intangible assets are reviewed annually for impairment unless circumstances dictate the need for more frequent assessment. We perform our goodwill impairment testing as of April 1st of each year unless circumstances dictate the need for more frequent assessments. The accounting guidance provides entities an option of performing a qualitative assessment before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the goodwill is not impaired, the entity would not need to proceed to the two step goodwill impairment testing process as prescribed in the guidance. The Company performed a qualitative assessment for six of its seven reporting units. The Company elected to bypass the qualitative assessment and proceeded directly to the quantitative analysis for its remaining reporting unit. The goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future discounted cash flows, determining appropriate discount rates and other assumptions. We use internal discounted cash flow estimates to determine fair value. These cash flow estimates are derived from historical experience and future long-term business plans and the application of an appropriate discount rate. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. As of April 1, 2018, our goodwill testing resulted in fair values for each reporting unit that substantially exceeded the reporting unit’s carrying value. We have not recorded any goodwill impairments since the initial adoption of the accounting guidance in 2002.

The identification and measurement of impairment of indefinite-lived intangible assets involves an assessment of qualitative factors to determine whether events or circumstances indicate that it is more-likely-than-not that an indefinite-lived intangible asset is impaired. If it is more-likely-than-not that the asset is impaired, the fair value of the indefinite lived intangibles will be determined using discounted cash flow estimates. If the carrying value of these assets exceeds the estimated fair value, the carrying value will be reduced to the estimated fair value. We did not record any impairments related to indefinite-lived intangible assets in 2018, 2017, or 2016.

Stock-Based Compensation

We determine the grant date fair value of certain stock-based compensation awards using either a lattice model or the Black-Scholes option pricing model. Both of these models require management to make certain assumptions with respect to selected model inputs. These inputs include assumptions for the expected term, stock volatility, dividend yield and risk-free interest rate. Changes in these inputs impact fair value and could impact our stock-based compensation expense in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those awards expected to meet the service and performance vesting conditions. If our actual forfeiture rate is different from our estimate, adjustments to stock-based compensation expense may be required. See also Note 17 — Stock-Based Compensation in the Notes to Consolidated Financial Statements.

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-K, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our expected capital resources, liquidity, financial performance, pension funding, and results of operations and are based on our reasonable current expectations. In addition, all statements regarding the expected financial impact of the integration of Aclara, adoption of updated accounting standards and any expected effects of such adoption, restructuring plans and expected associated costs and benefits, intent to repurchase shares of Common Stock, and change in operating results, anticipated market conditions and productivity initiatives are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

•	Changes in demand for our products, market conditions, product quality, or product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiative and strategic sourcing plans.

•	The expected benefits and the timing of other actions in connection with our Enterprise Resource Planning ("ERP") system.

•	The ability to effectively implement ERP systems without disrupting operational and financial processes.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected or future levels of operating cash flow, indebtedness and capital spending.

•	General economic and business conditions in particular industries, markets or geographic regions, as well as inflationary trends.

•	Impacts of trade tariffs, import quotas or other trade restrictions or measures taken by the U.S., U.K., and other countries.

•	Regulatory issues, changes in tax laws including the TCJA, or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	A major disruption in one or more of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations and relocations.

•
Changes in our relationships with, or the financial condition or performance of, key distributors and other customers, agents or business partners which could adversely affect our results of operations.

•	Impact of productivity improvements on lead times, quality and delivery of product.

HUBBELL INCORPORATED - Form 10-K	35

•	Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions.

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Ability to carry out future acquisitions and strategic investments in our core businesses as well as the acquisition related costs.

•	Ability to successfully execute, manage and integrate key acquisitions and mergers, including the Aclara acquisition.

•	Unanticipated difficulties integrating acquisitions as well as the realization of expected synergies and benefits anticipated when we first enter into a transaction.

•	The ability of governments to meet their financial obligations.

•	Political unrest in foreign countries.

•	The impact of Brexit and other world economic and political issues.

•	Natural disasters.

•	Failure of information technology systems or security breaches resulting in unauthorized disclosure of confidential information.

•	Future revisions to or clarifications of the TCJA.

•	Future repurchases of common stock under our common stock repurchase program.

•	Changes in accounting principles, interpretations, or estimates.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

•	Transitioning from LIBOR to a replacement alternative reference rate.

•
Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in this Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

In 2018, we manufactured and/or assembled products in the United States, Canada, Switzerland, Puerto Rico, Mexico, China, UK, Brazil, Spain and Australia and sold products in those markets as well as through offices in Singapore, Italy, China, Mexico, and South Korea and countries in the Middle East. In 2018, Hubbell also participated in joint ventures in Taiwan, Hong Kong and the Philippines. Shipments to third party customers from non-U.S. subsidiaries as a percentage of the Company’s total net sales were 10% in 2018, 11% in 2017 and 10% in 2016, with the UK and Canadian operations representing approximately 33% and 27%, respectively, of 2018 total international net sales. As such, our operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. To manage this exposure, we closely monitor the working capital requirements of our international units and may enter into forward foreign exchange contracts. Further discussion of forward exchange contracts can be found in Note 14 — Financial Instruments and Fair Value Measurement in the Notes to Consolidated Financial Statements.

Product purchases representing approximately 20% of our net sales are sourced from unaffiliated suppliers located outside the United States, primarily in China and other Asian countries, Europe and Brazil. Foreign sourcing of products may result in unexpected fluctuations in product cost or increased risk of business interruption due to lack of product or component availability due to any one of the following:

•	Political or economic uncertainty in the source country

•	Fluctuations in the rate of exchange between the U.S. dollar and the currencies of the source countries

•	Changes in U.S. laws and policies governing foreign trade

•	Increased logistical complexity including supply chain interruption or delay, port of departure or entry disruption and overall time to market

•	Loss of proprietary information

•	Product quality issues outside the control of the Company

36	HUBBELL INCORPORATED - Form 10-K

We have developed plans that address many of these risks. Such actions include careful selection of products to be outsourced and the suppliers selected; ensuring multiple sources of supply; limiting concentrations of activity by port, broker, freight forwarder, etc.; processes related to quality control; and maintaining control over operations, technologies and manufacturing deemed to provide competitive advantage. Many of our businesses have a dependency on certain basic raw materials needed to produce their products including steel, aluminum, brass, copper, bronze, zinc, nickel, plastics, phenols, elastomers and petrochemicals as well as purchased electrical and electronic components. Our financial results could be affected by the availability and changes in prices of these materials and components.

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

Our long term debt portfolio is comprised of fixed-rate senior notes and a term loan with an interest rate based on either adjusted LIBOR plus an applicable margin (determined by a ratings based grid) or the alternate base rate. As of December 31, 2018, the long-term debt outstanding related to the fixed-rate senior notes and term loan was $1,450.0 million and $331.3 million, respectively. The senior notes are not exposed to interest rate risk as the bonds are at a fixed-rate until maturity.

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

The following table presents cost and weighted average interest rate information related to financial instruments that are sensitive to changes in interest rates, by maturity at December 31, 2018 (dollars in millions):

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value 12/31/18
ASSETS
Available-for-sale investments	$9.2	$12.6	$3.4	$3.3	$4.6	$15.8	$48.9	$48.9
Avg. interest rate	4.60%	5.00%	5.00%	5.00%	5.00%	4.60%
LIABILITIES
Senior Notes	$—	$—	$—	$300.0	$—	$1,150.0	$1,450.0	$1,369.3
Avg. interest rate	—	—	—	3.63%	—	3.36%

Term Loan	$25.0	$34.4	$46.9	$50.0	$175.0	$—	$331.3	$318.8
Avg. interest rate	3.44%	3.44%	3.44%	3.44%	3.44%	—

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

Reports of Management

Report on Management’s Responsibility for Financial Statements

Our management is responsible for the preparation, integrity and fair presentation of our published financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on informed judgments made by management.

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

Our Board of Directors normally meets ten times per year to provide oversight, to review corporate strategies and operations, and to assess management’s conduct of the business. The Audit Committee of our Board of Directors is composed of at least three individuals all of whom must be “independent” under current New York Stock Exchange listing standards and regulations adopted by the SEC under the federal securities laws. The Audit Committee meets regularly with our internal auditors and independent registered public accounting firm, as well as, management to review, among other matters, accounting, auditing, internal controls and financial reporting issues and practices. Both the internal auditors and independent registered public accounting firm have full, unlimited access to the Audit Committee.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate systems of internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

In February 2018, the Company acquired Aclara for approximately $1.1 billion. Because the Company has not yet fully incorporated the internal controls and procedures of Aclara into the Company's internal control over financial reporting, management excluded this business from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. Aclara accounted for 13% of the

Company's total assets excluding intangibles and goodwill as of December 31, 2018 and 14% of the Company's net sales for the year then ended.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm as stated in their report which is included below within this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hubbell Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hubbell Incorporated and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2018 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Meter Readings Holding Group, LLC (“Aclara”) from its assessment of internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination during 2018. We have also excluded Aclara from our audit of internal control over financial reporting. Aclara is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 13% and 14%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
February 15, 2019

We have served as the Company's auditor since at least 1961. We have not been able to determine the specific year we began serving as auditor of the Company.

40	HUBBELL INCORPORATED - Form 10-K

Consolidated Statement of Income

	Year Ended December 31,
(in millions, except per share amounts)	2018	2017	2016
Net sales	$4,481.7	$3,668.8	$3,505.2
Cost of goods sold	3,181.3	2,513.7	2,400.1
Gross profit	1,300.4	1,155.1	1,105.1
Selling & administrative expenses	743.5	636.3	615.3
Operating income	556.9	518.8	489.8
Interest expense	(72.4)	(44.9)	(43.4)
Investment income	0.1	0.9	0.5
Loss on extinguishment of debt	—	(10.1)	—
Other expense, net	(17.6)	(21.6)	(16.5)
Total other expense	(89.9)	(75.7)	(59.4)
Income before income taxes	467.0	443.1	430.4
Provision for income taxes	100.9	193.2	132.6
Net income	366.1	249.9	297.8
Less: Net income attributable to noncontrolling interest	5.9	6.8	4.8
NET INCOME ATTRIBUTABLE TO HUBBELL	$360.2	$243.1	$293.0
Earnings per share
Basic	$6.57	$4.42	$5.26
Diluted	$6.54	$4.39	$5.24
See notes to consolidated financial statements.

Consolidated Statement of Comprehensive Income

	Year Ended December 31,
(in millions)	2018	2017	2016
Net income	$366.1	$249.9	$297.8
Other comprehensive income (loss):
Foreign currency translation adjustments	(33.9)	28.9	(35.4)
Defined benefit pension and post-retirement plans, net of taxes of ($6.3), ($1.0) and $18.9	17.8	4.0	(40.3)
Unrealized gain (loss) on investments, net of taxes of $0.4, ($0.2) and $0.1	(1.4)	0.6	(1.2)
Unrealized gains (losses) on cash flow hedges, net of taxes of ($0.5), $0.4 and $0.5	1.6	(0.8)	(1.4)
Other comprehensive income (loss)	(15.9)	32.7	(78.3)
Comprehensive income	350.2	282.6	219.5
Less: Comprehensive income attributable to noncontrolling interest	5.9	6.8	4.8
COMPREHENSIVE INCOME ATTRIBUTABLE TO HUBBELL	$344.3	$275.8	$214.7
See notes to consolidated financial statements.

HUBBELL INCORPORATED - Form 10-K	41

Consolidated Balance Sheet

	At December 31,
(in millions, except per share amounts)	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$189.0	$375.0
Short-term investments	9.2	14.5
Accounts receivable, net	725.4	540.3
Inventories, net	651.0	634.7
Other current assets	69.1	39.6
Total Current Assets	1,643.7	1,604.1
Property, Plant, and Equipment, net	502.1	458.3
Other Assets
Investments	56.3	57.7
Goodwill	1,784.4	1,089.0
Intangible assets, net	819.5	460.4
Other long-term assets	66.1	51.1
TOTAL ASSETS	$4,872.1	$3,720.6
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$56.1	$68.1
Accounts payable	393.7	326.5
Accrued salaries, wages and employee benefits	101.6	76.6
Accrued insurance	61.3	60.0
Other accrued liabilities	226.6	174.9
Total Current Liabilities	839.3	706.1
Long-term Debt	1,737.1	987.1
Other Non-Current Liabilities	496.8	379.5
TOTAL LIABILITIES	3,073.2	2,072.7
Commitments and Contingencies (see Note 15)
Hubbell Shareholders’ Equity
Common stock, par value $.01
Common Stock - Authorized 200,000,000 shares, outstanding 54,715,188 and 54,882,154 shares	$0.6	$0.6
Additional paid-in capital	1.3	11.0
Retained earnings	2,064.4	1,892.4
Accumulated other comprehensive loss	(285.7)	(269.8)
Total Hubbell Shareholders’ Equity	1,780.6	1,634.2
Noncontrolling interest	18.3	13.7
TOTAL EQUITY	1,798.9	1,647.9
TOTAL LIABILITIES AND EQUITY	$4,872.1	$3,720.6
See notes to consolidated financial statements.

42	HUBBELL INCORPORATED - Form 10-K

Consolidated Statement of Cash Flows

	Year Ended December 31,
(in millions)	2018	2017	2016
Cash Flows from Operating Activities
Net income	$366.1	$249.9	$297.8
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	148.4	98.2	90.9
Deferred income taxes	49.0	(14.3)	12.7
Stock-based compensation	24.2	22.3	22.3
Loss on extinguishment of debt	—	10.1	—
Gain on sale of assets	(4.0)	(11.6)	(5.8)
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	(75.4)	3.9	(42.3)
Decrease (increase) in inventories	34.2	(90.3)	18.4
Increase in current liabilities	15.6	57.4	13.8
Changes in other assets and liabilities, net	(20.4)	50.7	8.4
Contributions to qualified defined benefit pension plans	(27.9)	(1.7)	(18.0)
Other, net	7.3	4.4	12.8
NET CASH PROVIDED BY OPERATING ACTIVITIES	517.1	379.0	411.0
Cash Flows from Investing Activities
Capital expenditures	(96.2)	(79.7)	(67.2)
Acquisitions, net of cash acquired	(1,118.0)	(184.1)	(173.4)
Purchases of available-for-sale investments	(16.6)	(20.9)	(20.0)
Proceeds from sales of available-for-sale investments	20.5	17.4	13.3
Proceeds from disposition of assets	6.8	18.4	10.8
Other, net	2.1	3.3	6.3
NET CASH USED IN INVESTING ACTIVITIES	(1,201.4)	(245.6)	(230.2)
Cash Flows from Financing Activities
Issuance of long-term debt	947.5	297.6	397.0
Payment of long-term debt	(168.8)	(300.0)	—
Issuance of short-term debt	0.8	66.3	1.2
Payment of short-term debt	(38.0)	(1.7)	(51.5)
Make whole payment for extinguishment of long-term debt	—	(9.9)	—
Debt issuance cost	(7.6)	(3.0)	(3.6)
Payment of dividends	(172.3)	(157.6)	(144.0)
Payment of dividends to noncontrolling interest	(3.9)	(3.5)	(2.8)
Acquisition of common shares	(40.0)	(92.5)	(246.8)
Other	(11.2)	(10.0)	(8.9)
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	506.5	(214.3)	(59.4)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(8.2)	18.3	(27.3)
Increase (Decrease) in cash and cash equivalents	(186.0)	(62.6)	94.1
Cash and cash equivalents, beginning of year	375.0	437.6	343.5
Cash and cash equivalents, end of year	$189.0	$375.0	$437.6
See notes to consolidated financial statements.

HUBBELL INCORPORATED - Form 10-K	43

Consolidated Statement of Changes in Equity

(in millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2015	$0.6	$78.1	$1,886.1	$(224.2)	$1,740.6	$8.4
Net income			293.0		293.0	4.8
Other comprehensive (loss) income				(78.3)	(78.3)
Stock-based compensation		22.5			22.5
Income tax windfall from stock-based awards, net		4.8			4.8
Acquisition/surrender of common shares(1)		(90.4)	(155.5)		(245.9)
Cash dividends declared ($2.59 per share)			(144.3)		(144.3)
Dividends to noncontrolling interest						(2.8)
Director's deferred compensation		0.4			0.4
BALANCE AT DECEMBER 31, 2016	0.6	15.4	1,879.3	(302.5)	1,592.8	10.4
Net income			243.1		243.1	6.8
Other comprehensive (loss) income				32.7	32.7
Stock-based compensation		22.3			22.3
Acquisition/surrender of common shares(1)		(27.2)	(72.1)		(99.3)
Cash dividends declared ($2.87 per share)			(157.9)		(157.9)
Dividends to noncontrolling interest						(3.5)
Director's deferred compensation		0.5			0.5
BALANCE AT DECEMBER 31, 2017	0.6	11.0	1,892.4	(269.8)	1,634.2	13.7
Net income			360.2		360.2	5.9
Other comprehensive (loss) income				(15.9)	(15.9)
Stock-based compensation		24.2			24.2
ASC 606 adoption to retained earnings			0.6		0.6
Acquisition/surrender of common shares(1)		(34.5)	(16.0)		(50.5)
Cash dividends declared ($3.15 per share)			(172.8)		(172.8)
Dividends to noncontrolling interest						(3.9)
Aclara noncontrolling interest						2.6
Director's deferred compensation		0.6			0.6
BALANCE AT DECEMBER 31, 2018	$0.6	$1.3	$2,064.4	$(285.7)	$1,780.6	$18.3
See notes to consolidated financial statements.

(1) For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against Common Stock par value, Additional paid-in capital, to the extent available, and Retained earnings. The change in Retained earnings of $16.0 million, $72.1 million and $155.5 million in 2018, 2017 and 2016, respectively, reflects this accounting treatment.

44	HUBBELL INCORPORATED - Form 10-K

Notes to Consolidated Financial Statements

NOTE 1    Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The Consolidated Financial Statements include all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company participates in three joint ventures, one of which is accounted for using the equity method, the others have been consolidated in accordance with the consolidation accounting guidance. An analysis is performed to determine which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”). The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE. The Company has a 50% interest in a joint venture in Hong Kong, established as Hubbell Asia Limited (“HAL”). The principal objective of HAL is to manage the operations of its wholly-owned manufacturing company in China. Under the accounting guidance, the Company is the primary beneficiary of HAL and as a result consolidates HAL. This determination is based on the fact that HAL’s sole business purpose is to manufacture product exclusively for the Company (the power criterion) and the Company is financially responsible for ensuring HAL maintains a fixed operating margin (the losses/benefit criterion). The consolidation of HAL is not material to the Company’s consolidated financial statements.

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

Within the Electrical segment, certain businesses require a portion of the transaction price to be paid in advance of transfer of control. Advance payments are not considered a significant financing component as they are received less than one year before the related performance obligations are satisfied. In addition, in the Power segment, certain businesses offer annual maintenance service contracts that require payment at the beginning of the contract period. These payments are treated as a contract liability and are classified in Other accrued liabilities in the Consolidated Balance Sheet. Once control transfers to the customer and the Company meets the revenue recognition criteria, the deferred revenue is recognized in the Consolidated Statement of Income. The deferred revenue relating to the annual maintenance service contracts is recognized in the Consolidated Statement of Income on a straight line basis over the expected term of the contract.

HUBBELL INCORPORATED - Form 10-K	45

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

Shipping and Handling Costs

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

Investments

Investments in debt and equity securities are classified by individual security as available-for-sale, held-to-maturity or trading securities. Our available-for-sale securities, consisting of municipal bonds and the redeemable preferred stock of a privately held company, are carried on the balance sheet at fair value with current period adjustments to carrying value recorded in Accumulated other comprehensive loss within Hubbell shareholders’ equity, net of tax. Realized gains and losses are recorded in income in the period of sale. The Company’s trading securities are carried on the balance sheet at fair value and consist primarily of debt and equity mutual funds. Gains and losses associated with these trading securities are reflected in the results of operations. The Company did not have any investments classified as held-to-maturity as of December 31, 2018 and 2017.

Accounts Receivable and Allowances

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The allowance for doubtful accounts is based on an estimated amount of probable credit losses in existing accounts receivable. The allowance is calculated based upon a combination of historical write-off experience, fixed percentages applied to aging categories and specific identification based upon a review of past due balances and problem accounts. Account balances are charged off against the allowance when it is determined that internal collection efforts should no longer be pursued. The Company also maintains a reserve for credit memos and cash discounts which are principally calculated based upon historical experience, specific customer agreements, as well as anticipated future trends.

Inventories

Inventories are stated at the lower of cost or market value. Approximately 66% of total net inventory value is determined utilizing the last-in, first-out (LIFO) method of inventory accounting. The cost of foreign inventories and certain domestic inventories is determined utilizing average cost or first-in, first-out (FIFO) methods of inventory accounting. Reserves for excess and obsolete inventory are provided based on current assessments about future demand compared to on-hand quantities.

Property, Plant, and Equipment

Property, plant, and equipment values are stated at cost less accumulated depreciation. Maintenance and repair expenditures that do not significantly increase the life of an asset are charged to expense when incurred. Property, plant, and equipment placed in service prior to January 1, 1999 are depreciated over their estimated useful lives, principally, using accelerated methods. Assets placed in service subsequent to January 1, 1999 are depreciated over their estimated useful lives, using straight-line methods. Leasehold improvements are amortized over the shorter of their economic lives or the lease term. Gains and losses arising on the disposal of property, plant and equipment are included in Operating income in the Consolidated Statement of Income.

Capitalized Computer Software Costs

Capitalized computer software costs, net of amortization, were $20.2 million and $15.7 million at December 31, 2018 and 2017, respectively. This balance is reflected in Other long-term assets in the Consolidated Balance Sheet. Capitalized computer software is for internal use and costs primarily consist of purchased materials, external services and salary costs for personnel dedicated to the projects. Software is amortized on a straight-line basis over appropriate periods, generally between three and five years. The Company recorded amortization expense of $6.4 million in 2018, $5.6 million in 2017 and $5.2 million in 2016 relating to capitalized computer software.

46	HUBBELL INCORPORATED - Form 10-K

Goodwill and Other Intangible Assets

Goodwill represents purchase price in excess of fair values of the underlying net assets of acquired companies. Indefinite-lived intangible assets and goodwill are subject to annual impairment testing using the specific guidance and criteria described in the accounting guidance. The Company performs its goodwill impairment testing as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. The accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the goodwill is not impaired, the entity would not need to proceed to the two step goodwill impairment testing process (quantitative analysis) as prescribed in the guidance. The Company applied the "step-zero" test to six of its seven reporting units. Based on that qualitative assessment, the Company concluded it was more-likely-than-not that the fair value of these reporting units substantially exceeded their carrying value and therefore, further quantitative analysis was not required. For the seventh reporting unit the Company has elected to utilize the two step goodwill impairment testing process as permitted in the accounting guidance. Step 1 compares the fair value of the Company’s reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. If the carrying value of the reporting unit exceeds its fair value, Step 2 must be completed to determine the amount of impairment.

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

As of April 1, 2018, our impairment testing resulted in implied fair value for each reporting unit that exceeded the reporting unit’s carrying value, including goodwill. The Company did not have any reporting units at risk of failing Step 1 of the impairment test as the excess of the implied fair value significantly exceeded the carrying value of the reporting units. Additionally, the Company did not have any reporting units with zero or negative carrying amounts. The Company has not recorded any goodwill impairments since the initial adoption of the accounting guidance in 2002.

The Company’s intangible assets consist primarily of customer relationships, tradenames and patents. Intangible assets with definite lives are amortized over periods generally ranging from 5-30 years. The Company amortizes intangible assets with definite lives using either an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the assets, useful life, or using a straight line method.

Approximately 75% of the gross value of definite-lived intangible assets follow an accelerated amortization method. These definite lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The Company did not record any material impairments related to its definite lived intangible assets in 2018, 2017 or 2016. The Company also has some tradenames that are considered to be indefinite-lived intangible assets. These indefinite-lived intangible assets are not amortized and are tested for impairment annually, unless circumstances dictate the need for more frequent assessment.

The accounting guidance related to testing indefinite-lived intangible assets for impairment provides entities an option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the asset is not impaired, the entity would not need to calculate the fair value of the asset. The Company performed the qualitative assessment which resulted in no impairment in 2018, 2017 and 2016.

Other Long-Lived Assets

The Company reviews depreciable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, an impairment charge is recorded. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of impaired assets is determined using expected cash flow estimates, quoted market prices when available and appraisals as appropriate. The Company did not record any material impairment charges in 2018, 2017 or 2016.

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

HUBBELL INCORPORATED - Form 10-K	47

Accrued Warranty

The Company offers product warranties which cover defects on most of its products. These warranties primarily apply to products that are properly installed, maintained and used for their intended purpose. The Company accrues estimated warranty costs at the time of sale. Estimated warranty expenses, recorded in cost of goods sold, are based upon historical information such as past experience, product failure rates, or the estimated number of units to be repaired or replaced. Adjustments are made to the product warranty accrual as claims are incurred, additional information becomes known or as historical experience indicates. The Company assumed warranty obligations with an estimated fair value of $89.4 million in connection with the acquisition of Aclara.

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

We have completed the accounting for the income tax effects of the TCJA in accordance with SAB 118. The Company has included in the current period financial statements adjustments to the prior provisional estimates.

See Note 13 — Income Taxes for additional information.

Research and Development

Research and development expenditures represent costs to discover and/or apply new knowledge in developing a new product, process, or in bringing about a significant improvement to an existing product or process. Research and development expenses are recorded as a component of Cost of goods sold. Expenses for research and development were approximately 3% of Cost of goods sold in 2018, 3% in 2017 and 2% in 2016.

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

48	HUBBELL INCORPORATED - Form 10-K

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

Derivatives

In order to limit financial risk in the management of its assets, liabilities and debt, the Company may use derivative financial instruments such as foreign currency hedges, interest rate hedges and interest rate swaps. All derivative financial instruments are matched with an existing Company asset, liability or proposed transaction. The Company does not speculate or use leverage when trading a derivative product. Market value gains or losses on the derivative financial instrument are recognized in income when the effects of the related price changes of the underlying asset or liability are recognized in income. See Note 14 — Financial Instruments and Fair Value Measurement for more information regarding our derivative instruments.

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (ASU 2018-02) relating to the reclassification of certain tax effects from accumulated other comprehensive income/(loss). The new guidance allows an entity to reclassify the income tax effects of the TCJA on items within accumulated other comprehensive income/(loss) to retained earnings. This new guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The new standard must be adopted retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company is currently assessing the impact of adopting this standard on its financial statements.

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

Under SAB 118, the measurement period for accounting for the TCJA begins in the period of enactment and ends when an entity has obtained, prepared and analyzed the information necessary to complete the accounting requirements under ASC 740, Income Taxes, (the “measurement period”), but in no event can the measurement period extend beyond one year from the TCJA’s enactment date. Any provisional amount or adjustment to a provisional amount included in a company’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense or benefit in the reporting period the amounts are determined. The Company completed its analysis of the income tax effects of the TCJA within the measurement period and the impact of those income tax effects have been reflected in the income from continuing operations as an adjustment to tax expense in the appropriate reporting period.

In January 2017, the FASB issued an Accounting Standards Update (ASU 2017-04) “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019; early adoption is permitted. The Company is currently assessing the impact of adopting this standard on its financial statements.

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

HUBBELL INCORPORATED - Form 10-K	49

	Three Months Ended				Twelve Months Ended
(in millions)	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2017	Dec 31, 2016
Cost of goods sold	$(0.9)	$(0.8)	$(0.8)	$(0.8)	$(3.3)	$(4.4)
Selling & administrative expenses	(2.9)	(3.0)	(3.0)	(2.9)	(11.8)	(7.6)
Total operating expenses	(3.8)	(3.8)	(3.8)	(3.7)	(15.1)	(12.0)
Operating income	3.8	3.8	3.8	3.7	15.1	12.0
Total other expense	(3.8)	(3.8)	(3.8)	(3.7)	(15.1)	(12.0)
Net income	$—	$—	$—	$—	$—	$—

In February 2016, the FASB issued an Accounting Standards Update (ASU 2016-02) related to the accounting and financial statement presentation for leases. This new guidance, codified in ASC 842, will require a lessee to recognize a right-of-use asset and a lease liability for both financing and operating leases, with a policy election permitting an exception to this guidance for leases with a term of 12 months or less and that do not contain a purchase option that is reasonably certain to be exercised. For financing leases, the lessee will recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee will recognize a straight-line lease expense. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will adopt the standard as of January 1, 2019.

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

In preparing to adopt ASC 842, we have designed processes and controls to manage and account for our active leases under the new requirements. We have completed a qualitative assessment of the company’s portfolio of active leases and have compiled a central repository of related data. In addition, we have implemented a software system to address the new reporting requirements. Lease data elements, required for accounting under the new standard, are being abstracted, validated and loaded into the software solution. The Company estimates that it will recognize approximately $100 million of right-of-use assets and corresponding lease liabilities on the balance sheet upon adoption. However, the population of contracts subject to balance sheet recognition and their initial measurement remains under evaluation; final balance sheet impacts will depend on the lease portfolio at the time of adoption. The Company does not expect that adoption will have a material impact on our results of operations or liquidity.

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

Effective January 1, 2018, the Company adopted the requirements of ASC 606 using the modified retrospective approach. The Company applied the guidance to all contracts and recognized a cumulative effect adjustment to Retained Earnings as of January, 1, 2018 of $0.6 million. The impacts to the financial statements are primarily related to balance sheet classification, including amounts associated with the change in balance sheet classification of sales returns reserves, while the impacts on the income statement reflect the change in classification of restocking fees. The impact to our financial statements for the quarter ended December 31, 2018 was as follows (in millions):

	For the Twelve Months Ended December 31, 2018
Income Statement	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Higher/(Lower)
Net sales	$4,481.7	$4,478.7	$3.0

Costs and expenses
Cost of goods sold	$3,181.3	$3,178.3	$3.0

50	HUBBELL INCORPORATED - Form 10-K

	As of December 31, 2018
Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Higher/(Lower)
ASSETS
Accounts receivable, net	$725.4	$708.7	$16.7
Inventories, net	651.0	661.8	(10.8)
Other current assets	69.1	59.5	9.6
Total Assets	$4,872.1	$4,856.6	$15.5

LIABILITIES
Other accrued liabilities	$226.6	$211.7	$14.9
Total Liabilities	$3,073.2	$3,058.3	$14.9

EQUITY
Retained earnings	$2,064.4	$2,063.8	$0.6
Total Equity	$1,798.9	$1,798.3	$0.6

In August 2018, the FASB issued an Accounting Standards Update (ASU 2018-13) "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement", which modifies the disclosure requirements for fair value measurements. ASU 2018-13 is effective in the first quarter of fiscal 2020, and early adoption is permitted, including an election to early adopt provisions that remove or modify disclosures without early adopting requirements that add disclosures. The Company has elected to early adopt the provisions of the ASU that removed or modify disclosures in 2018 and the adoption had no material impact on its financial statements.

In August 2018, the FASB issued an Accounting Standards Update (ASU 2018-14) "Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans", which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective in the first quarter of fiscal 2021, and early adoption is permitted. ASU 2018-14 was adopted by the Company in 2018 and had no material impact on its financial statements.

In August 2018, the FASB issued an Accounting Standards Update (ASU 2018-15) "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective in the first quarter of fiscal 2020, and early adoption is permitted. The Company is currently assessing the impact of adopting this standard on its financial statements.

NOTE 2 Revenue

Approximately two-thirds of the Company's net sales are to distributors who then sell directly into the residential, non-residential, industrial, electrical transmission and distribution and oil and gas end markets. Within the Power segment, our businesses sell to distributors, with the majority of sales to the utility end markets. Our businesses within the Power segment also sell directly into transmission and distribution utility markets.

HUBBELL INCORPORATED - Form 10-K	51

The following table presents disaggregated revenue by business group (in millions) for the twelve months ended December 31, 2018, 2017 and 2016:

	Twelve Months Ended December 31,
	2018	2017	2016
Net sales
Hubbell Commercial and Industrial	$910.8	$864.5	$846.9
Hubbell Construction and Energy	799.7	732.6	667.5
Hubbell Lighting	950.1	935.7	945.8
Hubbell Power Systems	1,821.1	1,136.0	1,045.0
Total net sales	$4,481.7	$3,668.8	$3,505.2

The following table presents disaggregated third-party net sales by geographic location (in millions) for the twelve months ended December 31, 2018, 2017 and 2016 (on a geographic basis, the Company defines "international" as businesses based outside of the United States and its possessions):

	Twelve Months Ended December 31, 2018			Twelve Months Ended December 31, 2017			Twelve Months Ended December 31, 2016
	Electrical	Power	Total	Electrical	Power	Total	Electrical	Power	Total
Net sales
United States	$2,365.4	$1,675.2	$4,040.6	$2,229.3	$1,051.6	$3,280.9	$2,187.0	$960.4	$3,147.4
International	295.2	145.9	441.1	303.5	84.4	387.9	273.2	84.6	357.8
Total net sales	$2,660.6	$1,821.1	$4,481.7	$2,532.8	$1,136.0	$3,668.8	$2,460.2	$1,045.0	$3,505.2

Contract Balances

Our contract liabilities consist of advance payments for products as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in Other accrued liabilities and the non-current portion of deferred revenue is included in Other non-current liabilities in the Consolidated Balance Sheet.

Contract liabilities were $27.7 million as of December 31, 2018 compared to $10.2 million as of December 31, 2017. The $17.5 million increase in our contract liabilities balance was primarily due to timing of advance payments on certain orders and the acquisition of Aclara, partially offset by the recognition of $9.0 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2018. The Company has an immaterial amount of contract assets relating to performance obligations satisfied prior to payment that is recorded in Other long-term assets in the Consolidated Balance Sheet. Impairment losses recognized on our receivables and contract assets were immaterial in the twelve months ended December 31, 2018. See Note 1 – Basis of Presentation and Note 3 – Business Acquisitions in the Notes to Consolidated Financial Statements for additional information.

Unsatisfied Performance Obligations

The Company has elected the practical expedient to disclose only the value of unsatisfied performance obligations for contracts with an original expected length greater than one year. Prior to the acquisition of Aclara, the majority of Hubbell's revenues resulted from sales of inventoried products with short periods of manufacture and delivery and thus are excluded from this disclosure. As of December 31, 2018, the Company had approximately $530 million of unsatisfied performance obligations for contracts with an original expected length of greater than one year, primarily relating to long-term contracts of the Aclara business (within the Power segment) to deliver and install meters and grid monitoring sensor technology. The Company expects that a majority of the unsatisfied performance obligations will be completed and recognized over the next 3 years.

Practical Expedients

We apply a practical expedient to expense costs to obtain a contract as incurred when the amortization period would have been one year or less.

HUBBELL INCORPORATED - Form 10-K	52

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

The Company financed the acquisition and related transactions with net proceeds from borrowings under a new unsecured term loan facility in an aggregate principal amount of $500 million, the issuance of 3.50% Senior Notes due 2028 in an aggregate principal amount of $450 million and commercial paper borrowings.

Allocation of Consideration Transferred to Net Assets Acquired

The following table presents the determination of the fair value of identifiable assets acquired and liabilities assumed from the Company's acquisition of Aclara. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations.

The following are the assets acquired and the liabilities assumed by the Company in the Aclara acquisition, reconciled to the acquisition consideration (in millions):

Accounts receivable	$118.1
Inventories	73.5
Other current assets	8.5
Property, plant and equipment	30.9
Intangible assets	434.0
Accounts payable	(51.8)
Other accrued liabilities	(93.3)
Deferred tax liabilities, net	(42.1)
Other non-current liabilities	(67.7)
Noncontrolling interest	(2.5)
Goodwill	708.7
Total Estimate of Consideration Transferred, Net of Cash Acquired	$1,116.3

Cash used for the acquisition of businesses, net of cash acquired as reported in the Consolidated Statement of Cash Flows for the twelve months ended December 31, 2018 is $1,118.0 million and includes approximately $1.7 million of deferred purchase price and net working capital settlements relating to acquisitions completed in prior years.

In connection with the Aclara transaction, the Company recorded goodwill of $708.7 million, which is attributable primarily to expected synergies, expanded market opportunities, and other expected benefits that the Company believes will result from combining its operations with the operations of Aclara. For tax purposes, $159.9 million of the Aclara historical goodwill is deductible. The incremental goodwill created as a result of the acquisition is not deductible for tax purposes. Goodwill has been allocated to the Power segment.

The purchase price allocation to identifiable intangible assets acquired is as follows (in millions, except useful life amounts):

	Estimated Fair Value	Weighted Average Estimated Useful Life
Patents, tradenames and trademarks	$55.0	20.0
Customer relationships	194.0	18.0
Developed technology	185.0	13.0
Total	$434.0

Customer relationships and developed technology intangible assets acquired are amortized using an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the asset's useful life.

For the year ended December 31, 2018 and 2017, the Company recorded transaction costs of $12.8 million and $7.1 million, respectively, relating to the Acquisition of Aclara. These costs were recorded in the respective financial statement line items as follows (in millions):

	Twelve Months Ended December 31,
	2018	2017
Selling & administrative expense	$9.5	$6.7
Interest expense	3.3	0.4
Total Aclara Transaction Costs	$12.8	$7.1

HUBBELL INCORPORATED - Form 10-K	53

Supplemental Pro-Forma Data

Aclara’s results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on February 2, 2018. Aclara contributed sales of approximately $611.1 million and operating income of approximately $29.6 million, before any transaction costs described below, for the period from the completion of the acquisition through December 31, 2018.

The following unaudited supplemental pro-forma information presents consolidated results as if the acquisition had been completed on January 1, 2017. Following that approach, for the purpose of the pro-forma results presented in the tables below, certain costs incurred by the Company during 2018 have been reclassified into the pro-forma 2017 period. Those reclassifications primarily include the following, which represent the amount of increase or (decrease) to reported results to arrive at the pro forma results. Per share amounts in 2018 reflect the reduction in the U.S. federal corporate income tax rate from 35% to 21%:

(pre-tax in millions, except per share amounts)	Twelve Months Ended December 31,		Per Diluted Share
	2018	2017	2018	2017
Aclara transaction costs incurred in 2018(1)	$12.8	$(12.8)	$0.19	$(0.16)
Intangible amortization and inventory step up(2)	1.3	(44.3)	0.02	(0.50)
Interest expense(3)	3.8	(27.6)	0.05	(0.31)

(1) Aclara transaction costs incurred in 2018 have been reclassified into the comparable pro-forma 2017 period.

(2) Aclara intangible amortization and inventory step up amortization incurred in 2018 has been reclassified into the comparable pro-forma 2017 period and increased to reflect the assumption the transaction was completed on January 1, 2017. The pro-forma 2018 period include the intangible amortization that would be incurred assuming the transaction had been completed on January 1, 2017.

(3) Interest expense incurred in 2018, reflecting amounts incurred from the date of the acquisition, has been reclassified into the pro-forma 2017 period and increased to reflect the assumption the transaction was completed on January 1, 2017. The pro-forma 2018 period includes the interest expense that would have been incurred assuming the transaction had been completed on January 1, 2017.

The pro-forma results were calculated by combining the results of the Company with the stand-alone results of Aclara for the pre-acquisition periods, as described above:

(in millions, except per share amounts)	Twelve Months Ended December 31,
	2018	2017
Net sales	$4,531.2	$4,180.9
Net income attributable to Hubbell	$376.4	$209.8
Earnings Per Share:
Basic	$6.86	$3.82
Diluted	$6.83	$3.81

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

HUBBELL INCORPORATED - Form 10-K	54

NOTE 4    Receivables and Allowances

Receivables consist of the following components at December 31, (in millions):

	2018	2017
Trade accounts receivable	$739.1	$576.3
Non-trade receivables	26.2	19.1
Accounts receivable, gross	765.3	595.4
Allowance for credit memos, returns and cash discounts(1)	(35.1)	(50.5)
Allowance for doubtful accounts	(4.8)	(4.6)
Total allowances	(39.9)	(55.1)
ACCOUNTS RECEIVABLE, NET	$725.4	$540.3
(1) In 2017 includes $17.6 million of reserves for returns. Effective January 1, 2018, upon adoption of ASC 606, reserves for returns have been reclassified in the Consolidated Balance Sheet to Other accrued liabilities.

NOTE 5    Inventories

Inventories are classified as follows at December 31, (in millions):

	2018	2017
Raw material	$220.2	$190.0
Work-in-process	110.3	115.8
Finished goods	402.3	390.5
	732.8	696.3
Excess of FIFO over LIFO cost basis	(81.8)	(61.6)
INVENTORIES, NET	$651.0	$634.7

HUBBELL INCORPORATED - Form 10-K	55

NOTE 6    Goodwill and Other Intangible Assets

Changes in the carrying amounts of goodwill for the years ended December 31, 2018 and 2017, by segment, were as follows (in millions):

	Segment
	Electrical	Power	Total
BALANCE AT DECEMBER 31, 2016	$652.0	$339.0	$991.0
Current year acquisitions	58.7	29.8	88.5
Foreign currency translation and prior year acquisitions	6.9	2.6	9.5
BALANCE AT DECEMBER 31, 2017	$717.6	$371.4	$1,089.0
Current year acquisitions	—	708.7	708.7
Foreign currency translation and prior year acquisitions	(3.5)	(9.8)	(13.3)
BALANCE AT DECEMBER 31, 2018	$714.1	$1,070.3	$1,784.4

In 2018, the Company completed one acquisition (Aclara) that was added to the Power segment. The acquisition has been accounted for as a business combination and has resulted in the recognition of $708.7 million of goodwill. See also Note 3 — Business Acquisitions.

The Company has not recorded any material goodwill impairments since the initial adoption of the accounting guidance in 2002.

Identifiable intangible assets are recorded in Intangible assets, net in the Consolidated Balance Sheet. Identifiable intangible assets are comprised of the following (in millions):

	December 31, 2018		December 31, 2017
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$204.4	$(58.6)	$151.4	$(50.1)
Customer/agent relationships and other	833.0	(212.6)	462.0	(156.7)
TOTAL DEFINITE-LIVED INTANGIBLES	1,037.4	(271.2)	613.4	(206.8)
Indefinite-lived:
Tradenames and other	53.3	—	53.8	—
TOTAL INTANGIBLE ASSETS	$1,090.7	$(271.2)	$667.2	$(206.8)

Amortization expense associated with these definite-lived intangible assets was $68.9 million, $34.9 million and $32.3 million in 2018, 2017 and 2016, respectively. Amortization expense associated with these intangible assets is expected to be $71.9 million in 2019, $71.2 million in 2020, $69.5 million in 2021, $64.2 million in 2022 and $59.6 million in 2023.

56	HUBBELL INCORPORATED - Form 10-K

NOTE 7    Investments

At December 31, 2018 and December 31, 2017, the Company held investments classified as available-for-sale and investments classified as trading securities. Investments classified as available-for-sale consisted of municipal bonds with an amortized cost basis of $49.0 million and an investment in the redeemable preferred stock of a privately-held electrical utility substation security provider with an amortized cost basis of $5.0 million. The investment in redeemable preferred stock was classified in Level 3 of the fair value hierarchy and had a fair value of $2.3 million and $4.1 million at December 31, 2018 and 2017, respectively. Investments classified as trading securities were composed primarily of debt and equity mutual funds and are stated at fair market value based on current quotes.

The following table sets forth selected data with respect to the Company’s investments at December 31, (in millions):

	2018					2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities	$54.0	$1.1	$(3.9)	$51.2	$51.2	$59.3	$0.1	$(1.0)	$58.4	$58.4
Trading securities	10.1	4.2	—	14.3	14.3	8.9	4.9	—	13.8	13.8
TOTAL INVESTMENTS	$64.1	$5.3	$(3.9)	$65.5	$65.5	$68.2	$5.0	$(1.0)	$72.2	$72.2

Contractual maturities of our investments in available-for-sale securities at December 31, 2018 were as follows (in millions):

	Amortized Cost	Fair Value
Available-for-sale securities
Due within 1 year	$9.2	$9.2
After 1 year but within 5 years	28.8	26.0
After 5 years but within 10 years	13.4	13.4
Due after 10 years	2.6	2.6
TOTAL	$54.0	$51.2

The total unrealized gain/(loss) recognized in the year relating to available-for-sale securities, net of tax, was $(1.4) million and $0.6 million at December 31, 2018 and 2017, respectively. These net unrealized gains/(losses) are included in Accumulated other comprehensive loss, net of tax. Net unrealized gains relating to trading securities have been reflected in the results of operations. The Company uses the specific identification method when identifying the cost basis used to calculate the gain or loss on these securities. Gains and losses for both available-for-sale and trading securities were not material in 2018, 2017 and 2016.

NOTE 8    Property, Plant, and Equipment

Property, plant, and equipment, carried at cost, is summarized as follows at December 31, (in millions):

	2018	2017
Land	$42.2	$40.0
Buildings and improvements	277.3	272.2
Machinery, tools, and equipment	863.5	806.2
Construction-in-progress	46.2	43.4
Gross property, plant, and equipment	1,229.2	1,161.8
Less accumulated depreciation	(727.1)	(703.5)
PROPERTY, PLANT, AND EQUIPMENT, NET	$502.1	$458.3

Depreciable lives on buildings range between 20-45 years. Depreciable lives on machinery, tools, and equipment range between 3-15 years. The Company recorded depreciation expense of $66.1 million, $57.5 million and $53.4 million for 2018, 2017 and 2016, respectively.

HUBBELL INCORPORATED - Form 10-K	57

NOTE 9    Other Accrued Liabilities

Other accrued liabilities consist of the following at December 31, (in millions):

	2018	2017
Customer program incentives	$52.4	$41.2
Accrued income taxes	3.4	27.5
Contract liabilities - deferred revenue	27.7	10.2
Customer refund liability	15.3	—
Accrued warranties(1)	33.5	14.0
Other	94.3	82.0
TOTAL	$226.6	$174.9
(1) Refer to Note 21 – Guarantees for additional information regarding warranties.

NOTE 10    Other Non-Current Liabilities

Other non-current liabilities consists of the following at December 31, (in millions):

	2018	2017
Pensions	$177.0	$213.2
Other post-employment benefits	23.7	24.6
Deferred tax liabilities	120.0	23.7
Accrued warranties long-term(1)	59.2	—
Other	116.9	118.0
TOTAL	$496.8	$379.5
(1) Refer to Note 21 – Guarantees for additional information regarding warranties.

58	HUBBELL INCORPORATED - Form 10-K

NOTE 11    Retirement Benefits

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

The Company also has a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits have been discontinued for substantially all future retirees. The Company anticipates future cost-sharing charges for its discontinued plans that are consistent with past practices. The Company uses a December 31 measurement date for all of its plans.

In the third quarter of 2018, the Company approved amendments to one of its foreign defined benefit pension plans, which closed the plan to future service accruals effective August 31, 2018. As a result of the amendments, in the third quarter of 2018, the Company recognized a curtailment gain of approximately $4.7 million, net of tax, in Accumulated other comprehensive income. In addition, effective August 31, 2018, the amortization of actuarial gains and losses is being recognized over the remaining life expectancy of the participants of this plan, as all participants are considered inactive as a result of the amendment.

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

In 2018 and 2016, we completed transactions with third-party insurers to settle approximately $28 million and $40 million, respectively, of projected benefit obligation of our domestic qualified defined benefit pension plans.

The Company's U.S. defined benefit pension plans were approximately 88% of the $844.3 million total pension benefit obligations at December 31, 2018.

HUBBELL INCORPORATED - Form 10-K	59

The following table sets forth the reconciliation of beginning and ending balances of the benefit obligations and the plan assets for the Company’s defined benefit pension and other benefit plans at December 31, (in millions):

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$956.1	$917.4	$27.0	$26.2
Acquisitions	1.3	—	—	—
Service cost	3.8	5.9	0.1	0.1
Interest cost	34.3	37.2	1.0	1.0
Plan participants’ contributions	0.4	0.6	—	—
Amendments	3.6	0.3	—	—
Actuarial loss/(gain)	(72.4)	29.7	(0.5)	1.4
Curtailment gain	(5.7)	—	—	—
Currency impact	(5.7)	9.7	—	—
Other	(0.5)	(0.4)	—	—
Benefits paid	(70.9)	(44.3)	(1.5)	(1.7)
Benefit obligation at end of year	$844.3	$956.1	$26.1	$27.0
Change in plan assets
Fair value of plan assets at beginning of year	$738.8	$705.1	$—	$—
Acquisitions	1.2	—	—	—
Actual return on plan assets	(27.5)	58.6	—	—
Employer contributions	34.0	9.8	1.5	1.7
Plan participants’ contributions	0.4	0.6	—	—
Currency impact	(5.9)	9.0	—	—
Benefits paid	(70.9)	(44.3)	(1.5)	(1.7)
Fair value of plan assets at end of year	$670.1	$738.8	$—	$—
FUNDED STATUS	$(174.2)	$(217.3)	$(26.1)	$(27.0)
Amounts recognized in the consolidated balance sheet consist of:
Prepaid pensions (included in Other long-term assets)	$8.0	$1.5	$—	$—
Accrued benefit liability (short-term and long-term)	(182.2)	(218.8)	(26.1)	(27.0)
NET AMOUNT RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET	$(174.2)	$(217.3)	$(26.1)	$(27.0)
Amounts recognized in Accumulated other comprehensive loss (income) consist of:
Net actuarial loss	$240.8	$270.1	$2.4	$3.0
Prior service cost (credit)	4.1	0.6	(1.3)	(2.3)
NET AMOUNT RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS	$244.9	$270.7	$1.1	$0.7

The accumulated benefit obligation for all defined benefit pension plans was $835.6 million and $924.6 million at December 31, 2018 and 2017, respectively. Information with respect to plans with accumulated benefit obligations in excess of plan assets is as follows, (in millions):

	2018	2017
Projected benefit obligation	$744.0	$842.7
Accumulated benefit obligation	$735.4	$826.5
Fair value of plan assets	$561.7	$626.3

60	HUBBELL INCORPORATED - Form 10-K

The following table sets forth the components of pension and other benefit costs for the years ended December 31, (in millions):

	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost:
Service cost	$3.8	$5.9	$12.9	$0.1	$0.1	$—
Interest cost	34.3	37.2	41.9	1.0	1.0	1.2
Expected return on plan assets	(33.5)	(34.1)	(44.3)	—	—	—
Amortization of prior service cost (credit)	0.1	0.1	0.1	(0.8)	(1.0)	(1.0)
Amortization of actuarial losses (gains)	10.5	11.4	13.9	—	—	—
Curtailment and settlement losses	—	0.4	0.2	—	—	—
Net periodic benefit cost	$15.2	$20.9	$24.7	$0.3	$0.1	$0.2
Changes recognized in other comprehensive loss (income), before tax:
Current year net actuarial loss (gain)	$(15.8)	$4.2	$72.0	$(0.4)	$1.4	$0.2
Current year prior service credit	2.0	0.3	—	—	—	—
Amortization of prior service (cost) credit	(0.1)	(0.1)	(0.1)	1.0	1.0	1.0
Amortization of net actuarial (losses) gains	(10.5)	(11.4)	(13.9)	(0.2)	—	—
Currency impact	(1.3)	3.5	(4.0)	—	—	—
Other adjustments	—	(0.4)	(0.2)	—	—	—
Total recognized in other comprehensive loss	(25.7)	(3.9)	53.8	0.4	2.4	1.2
TOTAL RECOGNIZED IN NET PERIODIC PENSION COST AND OTHER COMPREHENSIVE LOSS	$(10.5)	$17.0	$78.5	$0.7	$2.5	$1.4

The Company also maintains five primary defined contribution pension plans. The total cost of the Company's defined contribution plans was $22.5 million in 2018, $19.8 million in 2017 and $15.6 million in 2016, excluding the employer match for the 401(k) plan. This cost is not included in the above net periodic benefit cost for the defined benefit pension plans.

The Company participated in two multi-employer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union represented employees at December 31, 2016. In 2017, the Company withdrew from one of these plans. The Company’s total contributions to plans it participated in were $0.2 million in 2018, $0.4 million in 2017, and $0.5 million in 2016. These contributions represent more than five percent of the total contributions made to one of these plans in 2018, 2017 and 2016.

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

In the fourth quarter of 2016, the Company recorded a charge of $12.5 million in Cost of goods sold representing the estimated withdrawal liability from one of the multi-employer plans. Depending on actions of third parties, including bankruptcy or withdrawals from the multi-employer plan, under terms customary to multi-employer plans, it is possible that the Company could in the future be subject to certain additional liabilities associated with its participation and withdraw from the multi-employer pension plan, which the Company estimates could be up to an additional $23 million as of December 31, 2018.

HUBBELL INCORPORATED - Form 10-K	61

Assumptions

The following assumptions were used to determine the projected benefit obligations at the measurement date and the net periodic benefit cost for the year:

	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	4.24%	3.67%	4.12%	4.40%	3.70%	4.10%
Rate of compensation increase	3.25%	3.24%	3.55%	4.05%	4.00%	3.93%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	3.67%	4.12%	4.71%	3.70%	4.10%	4.60%
Expected return on plan assets	4.68%	4.94%	6.04%	N/A	N/A	N/A
Rate of compensation increase	3.25%	3.55%	3.59%	4.00%	3.93%	3.92%

At the end of each year, the Company determines the appropriate expected return on assets for each plan based upon its strategic asset allocation (see discussion below). In making this determination, the Company utilizes expected returns for each asset class based upon current market conditions and expected risk premiums for each asset class.

The Company also determines the discount rate to be used to calculate the present value of pension plan liabilities at the end of each year. The discount rate for the Company’s U.S. and Canadian pension plans is determined by matching the expected cash flows associated with its benefit obligations to the expected cash flows of a hypothetical portfolio of high quality, fixed income debt instruments with maturities that closely match the expected funding period of its pension liabilities. As of December 31, 2018, the Company used a discount rate of 4.40% for its U.S. pension plans compared to a discount rate of 3.80% used in 2017. For its Canadian pension plan, the Company used a discount rate of 3.60% as of December 31, 2018 compared to the 3.50% discount rate used in 2017.

For its UK pension plan the discount rate was derived using a yield curve fitted to the yields on AA bonds in the Barclays Capital Sterling Aggregate Corporate Index and uses sample plan cash flow data as a proxy to plan specific liability cash flows. The derived discount rate is the single discount rate equivalent to discounting these liability cash flows at the term-dependent spot rate of AA corporate bonds. This methodology resulted in a December 31, 2018 discount rate for the UK pension plan of 2.90% as compared to a discount rate of 2.60% used in 2017.

In 2018 we changed the mortality table used to calculate the present value of our pension plan liabilities from the RP-2014 mortality table, with generational projection from 2006 using Scale MP-2017 to the RP-2014 mortality table, with generational projection from 2006 using Scale MP-2018. That change did not have a material impact to the projected benefit obligation of our U.S. plans upon remeasurement at December 31, 2018. The RP-2014 mortality table with generational projection from 2006 using Scale MP-2018 was chosen as the best estimate based on the observed and anticipated experience of the plans after considering alternative tables.

The rate of compensation increase assumption reflects the Company’s actual experience and best estimate of future increases.

62	HUBBELL INCORPORATED - Form 10-K

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	Other Benefits
	2018	2017	2016
Assumed health care cost trend rates at December 31,
Health care cost trend assumed for next year	6.8%	7.0%	7.2%
Rate to which the cost trend is assumed to decline	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2028	2028	2028

Plan Assets

The Company’s combined targeted 2019 weighted average asset allocation for domestic and foreign pension plans and the actual weighted average asset allocation for domestic and foreign pension plans at December 31, 2018 and 2017 by asset category are as follows:

	Percentage of Plan Assets
	Target	Actual
Asset Category	2019	2018	2017
Equity securities	22%	19%	18%
Debt securities & Cash	64%	67%	65%
Alternative Investments	14%	14%	17%
TOTAL	100%	100%	100%

At the end of each year, the Company estimates the expected long-term rate of return on pension plan assets based on the strategic asset allocation for its plans. In making this determination, the Company utilizes expected rates of return for each asset class based upon current market conditions and expected risk premiums for each asset class. The Company has written investment policies and asset allocation guidelines for its domestic and foreign pension plans. In establishing these policies, the Company has considered that its various pension plans are a major retirement vehicle for most plan participants and has acted to discharge its fiduciary responsibilities with regard to the plans solely in the interest of such participants and their beneficiaries. The goal underlying the establishment of the investment policies is to provide that pension assets shall be invested in a prudent manner and so that, together with the expected contributions to the plans, the funds will be sufficient to meet the obligations of the plans as they become due. To achieve this result, the Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific policy benchmark percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then tactically managed within these ranges. Equity securities include investments in large-cap, mid-cap and small-cap companies located inside and outside the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities and US Treasuries. Derivative investments include futures contracts used by the plan to adjust the level of its investments within an asset allocation category. The actual and target percentages reported in the preceding table reflect the economic exposure to each asset category, including the impact of derivative positions. All futures contracts are 100% supported by cash or cash equivalent investments. At no time may derivatives be utilized to leverage the asset portfolio. At December 31, 2018 and 2017, there were no holdings of Company stock in pension plan assets.

The Company’s other post-employment benefits are unfunded; therefore, no asset information is reported.

HUBBELL INCORPORATED - Form 10-K	63

The fair value of the Company’s pension plan assets at December 31, 2018 and 2017, by asset category are as follows (in millions):

		Quoted Prices in Active Markets for Identical Assets	Quoted Prices in Active Market for Similar Asset	Significant Unobservable Inputs	Investments Priced Using Net Asset Value
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$47.0	$47.0	$—	$—	$—
Equity securities:
U.S. Large-cap (a)	8.2	8.2	—	—	—
U.S. Mid-cap and Small-cap Growth (b)	3.1	3.1	—	—	—
International Large-cap	8.6	8.6	—	—	—
Emerging Markets (c)	13.3	8.1	5.2	—	—
Common Pooled Equity Funds (d)	12.7	—	12.7	—	—
Fixed Income Securities:
U.S. Treasuries	378.0	—	378.0	—	—
Corporate Bonds (e)	0.3	0.3	—	—	—
Asset Backed Securities and Other	22.8	—	22.8	—	—
Common Pooled Fixed Income Funds (f)	61.8	—	57.6	—	4.2
Derivatives:
Assets (g)	8.2	8.0	0.2	—	—
(Liabilities) (g)	(7.9)	(6.9)	(1.0)	—	—
Alternative Investment Funds (h)	96.8	11.6	3.3	—	81.9
Common Pooled Funds (i)	17.7	0.9	16.8	—	—
BALANCE AT DECEMBER 31, 2018	$670.6	$88.9	$495.6	$—	$86.1

		Quoted Prices in Active Markets for Identical Assets	Quoted Prices in Active Market for Similar Asset	Significant Unobservable Inputs	Investments Priced Using Net Asset Value
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$47.9	$47.9	$—	$—	$—
Equity securities:
U.S. Large-cap (a)	15.6	15.6	—	—	—
U.S. Mid-cap and Small-cap Growth (b)	3.1	3.1	—	—	—
International Large-cap	30.9	30.9	—	—	—
Emerging Markets (c)	8.6	8.6	—	—	—
Fixed Income Securities:
U.S. Treasuries	402.2	—	402.2	—	—
Corporate Bonds (e)	10.6	0.3	10.3	—	—
Asset Backed Securities and Other	75.6	—	75.6	—	—
Derivatives:
Assets (g)	4.6	1.5	3.1	—	—
(Liabilities) (g)	(1.3)	0.1	(1.4)	—	—
Alternative Investment Funds (h)	123.0	50.6	—	—	72.4
Common Pooled Funds (i)	18.0	0.8	17.2	—	—
BALANCE AT DECEMBER 31, 2017	$738.8	$159.4	$507.0	$—	$72.4

(a)	Includes an actively managed portfolio of large-cap U.S. stocks.

(b)	Includes an investment in a small cap open ended mutual fund.

(c)	Includes open ended emerging markets mutual funds.

(d)	Investments in Common Pooled Equity Funds, including funds and fund products investing in various equity securities

(e)	Includes primarily investment grade bonds from diverse industries

(f)	Investments in Common Pooled Fixed Income Funds, including funds and fund products investing in various fixed income investments

(g)	Includes primarily U.S. and foreign equity futures as well as foreign fixed income futures and positions in U.S. Treasury futures to adjust the duration of the portfolio.

(h)	Includes investments in hedge funds, including fund of funds products and open end mutual funds

(i)	Investments in Common Pooled Funds, consisting of equities and fixed income securities

64	HUBBELL INCORPORATED - Form 10-K

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
Contributions

The Company made $27.9 million of contributions to its qualified defined benefit pension plans in 2018, including $20.0 million of U.S. voluntary contributions that were not required under the Pension Protection Act of 2006. The Company expects to contribute approximately $0.5 million to its foreign plans in 2019.

Estimated Future Benefit Payments

The following domestic and foreign benefit payments, which reflect future service, as appropriate, are expected to be paid as follows, (in millions):

	Pension Benefits	Other Benefits
2019	$50.3	$2.4
2020	$50.5	$2.3
2021	$51.8	$2.3
2022	$53.6	$2.1
2023	$54.0	$2.0
2024-2028	$268.9	$8.7

NOTE 12    Debt

The following table sets forth the Company’s long-term debt at December 31, (in millions):

	Maturity	2018	2017
Senior notes at 3.625%	2022	298.3	297.9
Senior notes at 3.35%	2026	395.1	394.4
Senior notes at 3.15%	2027	295.4	294.8
Senior notes at 3.50%	2028	443.3	—
Term loan, net of current portion of $25 million	2023	305.0	—
TOTAL LONG-TERM DEBT(a)		$1,737.1	$987.1
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

In January 2018, the Company entered into a Term Loan Agreement (the "Term Loan Agreement") with a syndicate of lenders. The Term Loan Agreement provided the Company, with the ability to borrow, in a single borrowing on the Aclara acquisition date, up to $500 million on an unsecured basis to partially finance the Aclara acquisition (the "Term Loan"). On February 2, 2018, the Company borrowed $500 million under the Term Loan Agreement. The interest rate applicable to borrowings under the Term Loan Agreement is generally either adjusted LIBOR plus an applicable margin (determined by a ratings based grid) or the alternate base rate. The principal amount of borrowings under the Term Loan Agreement amortize in equal quarterly installments of 5% per year in year one, 5% per year in year two, 7.5% per year in year three, 10% per year in year four, 10% per year in year five, and any remaining borrowings under the Term Loan Agreement are due and payable in full in February 2023. The Company may also make principal payments in excess of the amortization schedule at its discretion. In the second half of 2018 the Company made discretionary payments of $150.0 million against the outstanding principal amount of the Term Loan. The sole financial covenant in the Term Loan Agreement requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company. The Company was in compliance with this covenant as of December 31, 2018.

Proceeds of the 2028 Notes and Term Loan were used to fund the Aclara acquisition.

HUBBELL INCORPORATED - Form 10-K	65

In January 2018, the Company entered into a new five-year revolving credit agreement (the "2018 Credit Facility") with a syndicate of lenders that provides a $750 million committed revolving credit facility. In connection with the acquisition of Aclara, the Company terminated all commitments under the Company's previous 2015 credit facility. Commitments under the 2018 Credit Facility may be increased to an aggregate amount not to exceed $1.250 billion. The interest rate applicable to borrowings under the 2018 Credit Facility is generally either adjusted LIBOR plus an applicable margin (determined by a ratings based grid) or the alternate base rate. The 2018 Credit Facility expires in February 2023. The sole financial covenant in the 2018 Credit Facility requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company. The Company was in compliance with this covenant as of December 31, 2018. As of December 31, 2018, the Company has not drawn against the 2018 Credit Facility.

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

The 2022 Notes, 2026 Notes 2027 Notes and 2028 Notes, are all fixed rate indebtedness, are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default (including as a result of the Company's failure to meet certain non-financial covenants) under the indenture governing the notes, as modified by the supplemental indentures creating such notes, or upon a change in control triggering event as defined in such indenture. The Company was in compliance with all non-financial covenants as of December 31, 2018.

At December 31, 2018 and 2017, the Company had $56.1 million and $68.1 million, respectively, of short-term debt outstanding composed of;

◦	$26.0 million and $63.0 million of commercial paper borrowings outstanding at December 31, 2018 and 2017 respectively.

◦
Long-term debt classified as short-term within current liabilities in the Consolidated Balance Sheets, reflecting maturities within the next 12 months related to borrowings under the Term Loan, at December 31, 2018.

◦	$5.1 million of other borrowings to support our international operations in China at December 31, 2018 and 2017 respectively.

Other information related to short-term debt at December 31, is summarized below:

	2018	2017
Interest rate on short-term debt:
At year end	3.21%	1.95%
Paid during the year (weighted average)	2.43%	2.24%

The Company also maintains other lines of credit that are primarily used to support the issuance of letters of credit. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. At December 31, 2018 and 2017 these lines totaled $54.8 million and $53.9 million, respectively, of which $20.3 million and $21.5 million was utilized to support letters of credit and the remaining amount was unused. The annual commitment fees associated with these lines of credit are not material.

Interest and fees paid related to total indebtedness was $59.5 million, $47.9 million and $37.1 million in 2018, 2017 and 2016, respectively. The $47.9 million paid in 2017 includes $9.9 million related to the make whole payment for the extinguishment of the 2018 Notes.

66	HUBBELL INCORPORATED - Form 10-K

NOTE 13    Income Taxes

The following table sets forth selected data with respect to the Company’s income tax provisions for the years ended December 31, (in millions):

	2018	2017	2016
Income before income taxes:
United States	$360.8	$354.7	$349.5
International	106.2	88.4	80.9
TOTAL INCOME BEFORE INCOME TAXES	$467.0	$443.1	$430.4
Provision for income taxes — current:
Federal	$12.3	$164.1	$85.5
State	21.8	15.3	17.4
International	17.8	28.1	17.0
Total provision — current	51.9	207.5	119.9
Provision for income taxes — deferred:
Federal	35.0	(10.4)	13.5
State	9.4	(0.9)	1.3
International	4.6	(3.0)	(2.1)
Total provision — deferred	49.0	(14.3)	12.7
TOTAL PROVISION FOR INCOME TAXES	$100.9	$193.2	$132.6

On December 22, 2017, the TCJA was enacted into law, reducing the Federal corporate income tax rate from 35% to 21%. As permitted by SAB 118, the Company recognized a provisional estimate of $56.5 million in the fourth quarter of 2017 to account for specific income tax effects of the TCJA for which a reasonable estimate could be determined. During the SAB 118 measurement period the Company completed its analysis of the specific income tax effects of TCJA and recognized a net tax benefit of approximately $6 million from adjustments to the prior provisional estimates and to record amounts related to items for which a prior provisional estimate had not been made. The measurement period adjustments include adjustments to the one-time transition tax, the revaluation of U.S. deferred taxes, and any related state income tax impacts. We also recorded an adjustment to the U.S. and foreign tax costs associated with actual and estimated future remittances related to certain of our outside basis differences. These adjustments are included as a component of income tax expense from continuing operations.

HUBBELL INCORPORATED - Form 10-K	67

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. The components of the deferred tax assets/(liabilities) at December 31, were as follows (in millions):

	2018	2017
Deferred tax assets:
Inventories	$6.2	$5.2
Income tax credits	24.5	21.0
Accrued liabilities	35.9	17.2
Pension	49.6	55.8
Post retirement and post employment benefits	6.6	6.5
Stock-based compensation	13.1	13.4
Net operating loss carryforwards	22.2	19.0
Miscellaneous other	8.8	10.7
Gross deferred tax assets	166.9	148.8
Valuation allowance	(21.8)	(19.4)
Total deferred tax assets, net of valuation allowance	145.1	129.4
Deferred tax liabilities:
Liability on undistributed foreign earnings	(10.9)	—
Goodwill and Intangibles	(206.4)	(116.5)
Property, plant, and equipment	(41.4)	(30.3)
Total deferred tax liabilities	(258.7)	(146.8)
TOTAL NET DEFERRED TAX LIABILITY	$(113.6)	$(17.4)
Deferred taxes are reflected in the Consolidated Balance Sheet as follows:
Non-current tax assets (included in Other long-term assets)	6.4	6.3
Non-current tax liabilities (included in Other Non-Current Liabilities)	(120.0)	(23.7)
TOTAL NET DEFERRED TAX LIABILITY	$(113.6)	$(17.4)

As of December 31, 2018, the Company had a total of $24.5 million of Federal, State (net of Federal benefit) and foreign tax credit carryforwards, available to offset future income taxes. As of December 31, 2018, $14.1 million of the tax credits may be carried forward indefinitely while the remaining $10.4 million will begin to expire at various times in 2019 through 2036. As of December 31, 2018, the Company had recorded tax benefits totaling $22.2 million for Federal, State and foreign net operating loss carryforwards (“NOLs”). As of December 31, 2018, $7.9 million of NOLs may be carried forward indefinitely while the remaining $14.3 million will begin to expire at various times in 2020 through 2029. The tax benefit related to a portion of these NOLs has been adjusted to reflect an “ownership change” pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the utilization of pre-acquisition operating losses. The Company has recorded a net valuation allowance of $21.8 million for the portion of the foreign tax and state tax credit carryforwards, capital loss carryforwards and foreign NOLs that the Company anticipates will expire prior to utilization.

During 2018, the Company repatriated certain of its foreign earnings. As of December 31, 2018, the Company also anticipates repatriating certain of its foreign earnings in the future. The accompanying financial statements reflect the expected income tax expense associated with actual and anticipated remittances related to certain of our outside basis differences. The Company has not provided for the income tax effects of distributing the remaining approximately $220 million of undistributed foreign earnings as those amounts are either permanently reinvested or intended to be reinvested in our international operations. It is not practicable to estimate the tax cost associated with a remittance of such earnings.

Cash payments of income taxes were $106.3 million, $130.8 million and $117.4 million in 2018, 2017, and 2016, respectively.

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The IRS and other tax authorities routinely audit the Company’s tax returns. These audits can involve complex issues which may require an extended period of time to resolve. The Company is not currently under Federal examination for any open tax year. With few exceptions, the Company is no longer subject to state, local, or non-U.S. income tax examinations by tax authorities for years prior to 2013.

The following tax years, by major jurisdiction, are still subject to examination by taxing authorities:

Jurisdiction	Open Years
United States	2015-2018
UK	2017-2018
Puerto Rico	2014-2018
Canada	2013-2018

68	HUBBELL INCORPORATED - Form 10-K

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2018	2017	2016
Unrecognized tax benefits at beginning of year	$29.5	$20.2	$20.3
Additions based on tax positions relating to the current year	3.8	13.6	2.8
Reductions based on expiration of statute of limitations	(1.7)	(1.4)	(5.7)
Additions to tax positions relating to previous years	7.4	1.0	2.9
Settlements	(0.1)	(3.9)	(0.1)
TOTAL UNRECOGNIZED TAX BENEFITS	$38.9	$29.5	$20.2

Included in the balance at December 31, 2018 are approximately $30.7 million of tax positions which, if in the future are determined to be recognizable, would affect the annual effective income tax rate. Additionally, there are $4.9 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the applicable taxing authority to an earlier period. It is reasonably possible that in the next twelve months, because of changes in facts and circumstances, the unrecognized tax benefits may increase or decrease.

The Company estimates a possible decrease of approximately $5.5 million to $6.5 million within the next twelve months due to the expiration of the statute of limitations and the completion of certain tax audits.

The Company’s policy is to record interest and penalties associated with the underpayment of income taxes within Provision for income taxes in the Consolidated Statement of Income. The Company recognized expense, before federal tax impact, related to interest and penalties of approximately $1.8 million in 2018, $0.5 million in 2017 and $0.7 million 2016. The Company had $7.0 million and $5.2 million accrued for the payment of interest and penalties as of December 31, 2018 and December 31, 2017, respectively.

The consolidated effective income tax rate varied from the United States federal statutory income tax rate for the years ended December 31, as follows:

	2018	2017	2016
Federal statutory income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.5	1.2	2.4
Foreign income taxes	(1.1)	(3.1)	(3.4)
TCJA and related	(1.3)	12.8	—
Other, net	(1.5)	(2.3)	(3.2)
CONSOLIDATED EFFECTIVE INCOME TAX RATE	21.6%	43.6%	30.8%

The foreign income tax benefit shown is primarily due to lower statutory rates in foreign jurisdictions compared to the Federal statutory income tax rate. The TCJA and related benefit is primarily related to net favorable adjustments to the prior provisional amounts recorded in 2017 as permitted under SAB 118.

HUBBELL INCORPORATED - Form 10-K	69

NOTE 14    Financial Instruments and Fair Value Measurement

Financial Instruments

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to significant concentrations of credit risk consist of trade receivables, cash equivalents and investments. The Company grants credit terms in the normal course of business to its customers. Due to the diversity of its product lines, the Company has an extensive customer base including electrical distributors and wholesalers, electric utilities, equipment manufacturers, electrical contractors, telecommunication companies and retail and hardware outlets. No single customer accounted for more than 10% of total sales in any year during the three years ended December 31, 2018. However, the Company’s top ten customers account for approximately 38% of its net sales. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers. Bad debt write-offs have historically been minimal. The Company places its cash and cash equivalents with financial institutions and limits the amount of exposure in any one institution.

Fair Value: The carrying amounts reported in the Consolidated Balance Sheet for cash and cash equivalents, short-term investments, receivables, bank borrowings, accounts payable and accruals approximate their fair values given the immediate or short-term nature of these items. See also Note 7 — Investments.

Fair value measurements

At December 31, 2018 and 2017 the Company had $65.5 million and $72.2 million respectively, of investments carried on the balance sheet at fair value. Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The FASB fair value measurement guidance established a fair value hierarchy that prioritizes the inputs used to measure fair value. Refer to Note 7 — Investments for more information about these investments.

The three broad levels of the fair value hierarchy are as follows:

Level 1 -	Quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2 -	Quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly

Level 3 -	Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions

70	HUBBELL INCORPORATED - Form 10-K

The following tables show, by level within the fair value hierarchy, the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2018 and 2017 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
Money market funds (a)	$15.1	$—	$—	$15.1
Time Deposits (a)	—	20.9	—	20.9
Available for sale investments	—	48.9	2.3	51.2
Trading securities	14.3	—	—	14.3
Deferred compensation plan liabilities	(14.3)	—	—	(14.3)
Derivatives:
Forward exchange contracts-Assets (b)	—	1.6	—	1.6
Forward exchange contracts-(Liabilities) (c)	—	—	—	—
BALANCE AT DECEMBER 31, 2018	$15.1	$71.4	$2.3	$88.8

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
Money market funds (a)	$126.9	$—	$—	$126.9
Available-for-sale investments	—	54.3	4.1	58.4
Trading securities	13.8	—	—	13.8
Deferred compensation plan liabilities	(13.8)	—	—	(13.8)
Derivatives:
Forward exchange contracts-Assets (b)	—	0.2	—	0.2
Forward exchange contracts-(Liabilities) (c)	—	(0.7)	—	(0.7)
BALANCE AT DECEMBER 31, 2017	$126.9	$53.8	$4.1	$184.8

(a)	Money market funds and time deposits are included in Cash and cash equivalents in the Consolidated Balance Sheet.

(b)	Forward exchange contracts-Assets are reflected in Other current assets in the Consolidated Balance Sheet.

(c)	Forward exchange contracts-(Liabilities) are reflected in Other accrued liabilities in the Consolidated Balance Sheet.

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

As of December 31, 2018 and 2017, the Company had one financial asset that was classified in Level 3 of the fair value hierarchy.

Deferred compensation plan

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During 2018 and 2017, the Company purchased $2.7 million and $2.1 million, respectively, of trading securities related to these deferred compensation plans. As a result of participant distributions, the Company sold $1.5 million and $0.3 million of these trading securities in 2018 and 2017 respectively. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

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

HUBBELL INCORPORATED - Form 10-K	71

Forward exchange contracts
In 2018 and 2017, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge its exposure to fluctuating rates of exchange on anticipated inventory purchases and forecasted sales by its subsidiaries who transact business in Canadian dollars. As of December 31, 2018, the Company had 36 individual forward exchange contracts for notional amounts which range from $0.5 million to $1.5 million each, which have various expiration dates through December 2019. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

The following table summarizes the results of cash flow hedging relationships for years ended December 31, (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss, net of tax		Location of Gain/(Loss) when reclassified	Gain/(Loss) Reclassified into Earnings (Effective Portion), net of tax
Derivative Instrument	2018	2017	(Effective Portion)	2018	2017
Forward exchange contract	$1.9	$(1.7)	Net sales	$0.1	$(0.3)
			Cost of goods sold	$0.2	$(0.6)

There was no material hedge ineffectiveness with respect to the forward exchange cash flow hedges during 2018, 2017 and 2016.

Long-term Debt

The total carrying value of long-term debt including the $25.0 million current portion of the Term Loan as of December 31, 2018 was $1,762.1 million, net of unamortized discount and debt issuance costs. As of December 31, 2017 the total carrying value of long-term debt was $987.1 million, net of unamortized discount and debt issuance costs. As of December 31, 2018 and 2017, the estimated fair value of the long-term debt was $1,688.1 million and $1,013.2 million, respectively, based on quoted market prices. The Company’s long-term debt falls within level 2 of the fair value hierarchy.

72	HUBBELL INCORPORATED - Form 10-K

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

As previously reported, in the fourth quarter of 2016, the Company recorded a charge of $12.5 million in Cost of goods sold representing the estimated withdrawal liability from one of the multi-employer pension plans in which it participated. Depending on actions of third parties, including bankruptcy or withdrawals from the multi-employer plan, under terms customary to multi-employer plans, it is possible that the Company could in the future be subject to certain additional liabilities associated with its participation and withdraw from the multi-employer pension plan, which the Company estimated could be up to an additional $23 million as of December 31, 2018. In connection therewith, on October 4, 2018, the trustees of the plan demanded an additional payment of $23.3 million. The Company disputes the trustees' demand and on October 4, 2018, and the Company commenced an arbitration proceeding with respect thereto. The Company intends to prosecute the arbitration vigorously.

The Company is subject to environmental laws and regulations which may require that it investigate and remediate the effects of potential contamination associated with past and present operations as well as those acquired through business combinations. Environmental liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The Company continues to monitor these environmental matters and revalues its liabilities as necessary. Total environmental liabilities were $8.5 million and $4.9 million as of December 31, 2018 and 2017, respectively.

The Company accounts for conditional asset retirement and environmental obligations in accordance with the applicable accounting guidance. The accounting guidance defines “conditional asset retirement obligation” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Asset retirement obligations were not material as of December 31, 2018 and 2017.

Leases

Total rental expense under operating leases was $44.8 million in 2018, $30.5 million in 2017 and $28.8 million in 2016. The minimum annual rentals on non-cancelable, long-term, operating leases in effect at December 31, 2018 are expected to approximate $23.5 million in 2019, $21.0 million in 2020, $16.5 million in 2021, $13.2 million in 2022, $10.5 million in 2023 and $26.5 million thereafter. The Company’s leases primarily consist of operating leases for buildings, vehicles or equipment. The terms for building leases typically range from month-to-month up to 10 years, with various renewal periods depending on the terms.

HUBBELL INCORPORATED - Form 10-K	73

NOTE 16    Capital Stock

Activity in the Company’s common shares outstanding is set forth below for the three years ended December 31, 2018 (in thousands):

Common Stock
OUTSTANDING AT DECEMBER 31, 2015	57,837
Exercise of stock options/stock appreciation rights	78
Director compensation arrangements, net	6
Restricted/performance shares activity, net of forfeitures	98
Acquisition/surrender of shares	(2,487)
OUTSTANDING AT DECEMBER 31, 2016	55,532
Exercise of stock appreciation rights	53
Director compensation arrangements, net	10
Restricted/performance shares activity, net of forfeitures	89
Acquisition/surrender of shares	(802)
OUTSTANDING AT DECEMBER 31, 2017	54,882
Exercise of stock appreciation rights	66
Director compensation arrangements, net	11
Restricted/performance shares activity, net of forfeitures	165
Acquisition/surrender of shares	(409)
OUTSTANDING AT DECEMBER 31, 2018	54,715

For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against Common Stock par value, Additional paid-in capital and Retained earnings to the extent required. Shares may be repurchased through the Company’s stock repurchase program, acquired by the Company from employees or surrendered to the Company by employees in settlement of their minimum tax liability on vesting of restricted shares and performance shares under the Hubbell Incorporated 2005 Incentive Award Plan as amended and restated, (the “Award Plan”).

Shares of the Company’s common stock were reserved at December 31, 2018 as follows (in thousands):

Common Stock

Future grant of stock-based compensation	2,170
Shares reserved under other equity compensation plans	156
TOTAL	2,326

74	HUBBELL INCORPORATED - Form 10-K

NOTE 17    Stock-Based Compensation

As of December 31, 2018, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. For those awards that vest immediately upon retirement eligibility, the Company recognizes compensation cost immediately for retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

The Company’s long-term incentive program for awarding stock-based compensation includes a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s Common Stock pursuant to the Award Plan. Under the Award Plan, the Company may authorize up to 9.7 million shares of Common Stock to settle awards of restricted stock, performance shares, or SARs. The Company issues new shares to settle stock-based awards. In 2018, the Company's grant of stock-based awards included restricted stock, SARs and performance shares.

Stock-based compensation expense recognized by the Company was $24.2 million in 2018 and $22.3 million in 2017 and 2016. The total income tax benefit recognized was $5.3 million in 2018, $5.4 million in 2017, and $8.2 million in 2016. The net tax windfall recorded as a result of exercise or vesting (depending on the type of award) was $2.4 million, $2.5 million, and $3.7 million in 2018, 2017' and 2016, respectively. As of December 31, 2018, there was $33.1 million, pretax, of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized through 2021.

Stock-based compensation expense is recorded in S&A expense as well as Cost of goods sold. Of the total 2018 expense, $23.4 million was recorded to S&A expense and $0.8 million was recorded to Cost of goods sold. In 2017 and 2016, $21.1 million and $21.6 million, respectively, was recorded to S&A expense and $1.2 million and $0.7 million, respectively, was recorded to Cost of goods sold. Stock-based compensation costs capitalized to inventory was $0.2 million in 2018, $0.3 million in 2017 and $0.2 million in 2016.

Each of the compensation arrangements is discussed below.

Restricted Stock

The Company issues various types of restricted stock awards all of which are considered outstanding at the time of grant, as the award holders  are entitled to dividends and voting rights. Unvested restricted stock awards are considered participating securities when computing earnings per share. Restricted stock grants are not transferable and are subject to forfeiture in the event of the  recipient’s termination of employment prior to vesting.

Restricted Stock Issued to Employees - Service Condition

Restricted stock awards that vest based upon a service condition are expensed on a straight-line basis over the requisite service period. These awards generally vest in three equal installments on each of the first three anniversaries of the grant date, however in December of 2018 the company granted a certain number of these awards that vest on the third year anniversary of the grant date. The fair value of these awards is measured by the average of the high and low trading prices of the Company’s common stock on the most recent trading day immediately preceding the grant date (“measurement date”).

Restricted Stock Issued to Employees - Market Condition

The Company granted certain restricted stock awards that vest subject to the achievement of a market-based condition (referred to a performance based restricted stock, or PBRS). These awards were granted to certain employees in 2015, 2016 and 2017. No PBRS awards were granted in 2018. PBRS awards are expensed on a straight-line basis over the requisite service period which starts on the date of the grant and ends upon the completion of the performance period. Expense is recognized irrespective of the market condition being achieved.

PBRS awards will be earned if the Company’s relative TSR performance over a three year period is equal to or exceeds the 20th percentile as compared to the TSR of other companies in the S&P Capital Goods 900 Index, and service through the requisite service period or the retirement-eligibility date. If this market-based condition is achieved, the awards will vest at 100% of the number of awards granted. If the market-based condition is not achieved the awards will not vest. The fair value of these awards was determined based upon a lattice model.

The three year performance period for awards granted in 2015 ended on December 31, 2018.The performance condition was met and 25,167 shares vested and were approved by the Compensation Committee in February 2019. The fair value of the shares at vesting was approximately $2.9 million.

HUBBELL INCORPORATED - Form 10-K	75

The following table summarizes the assumptions used in estimating the fair value of these awards:

Grant Date	Stock Price on Measurement Date	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value
2017	$127.51	24.7%	1.9%	3 Years	$119.88
2016	$113.69	25.6%	1.4%	3 Years	$104.93

Restricted Stock Issued to Non-employee Directors

In 2018, 2017 and 2016, each non-employee director received a restricted stock grant. These grants are made on the date of the annual meeting of shareholders and vest at the following year’s annual meeting of shareholders, or upon certain other events. The grant is subject to forfeiture if the director’s service terminates prior to the date of the next regularly scheduled annual meeting of shareholders. During 2018, 2017 and 2016, the Company granted 9,376 shares, 8,480 shares, and 9,128 shares, respectively, to non-employee directors.

Activity related to both employee and non-employee restricted stock for the year ended December 31, 2018 is as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value/Share
RESTRICTED STOCK AT DECEMBER 31, 2017	239	$108.51
Shares granted	134	108.74
Shares vested	(80)	107.59
Shares forfeited	(9)	122.62
RESTRICTED STOCK AT DECEMBER 31, 2018	284	$108.40

The weighted average fair value per share of restricted stock granted in 2018, 2017 and 2016 was $108.74, $123.39 and $109.95, respectively. The total fair value of restricted stock vested in 2018, 2017 and 2016 was $8.6 million, $6.6 million and $6.4 million, respectively.

Stock Appreciation Rights

SARs grant the holder the right to receive, once vested, the value in shares of the Company's Common Stock equal to the positive difference between the grant price, as determined using the mean of the high and low trading prices of the Company’s Common Stock on the measurement date, and the fair market value of the Company’s Common Stock on the date of exercise. This amount is payable in shares of the Company’s Common Stock. SARs vest and become exercisable in three equal installments during the first three years following the grant date and expire ten years from the grant date.

Activity related to SARs for the year ended December 31, 2018 is as follows (in thousands, except per share amounts):

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
OUTSTANDING AT DECEMBER 31, 2017	2,042	$103.59
Granted	369	107.23
Exercised	(279)	81.21
Forfeited	(21)	121.33
Canceled	—	—
OUTSTANDING AT DECEMBER 31, 2018	2,111	$107.01	7.3 Years	$6,685
EXERCISABLE AT DECEMBER 31, 2018	1,342	$102.19	6.2 Years	$6,685

The aggregated intrinsic value of SARs exercised during 2018, 2017 and 2016 was $14.1 million, $10.1 million and $13.8 million, respectively.

The fair value of each SAR award was measured using the Black-Scholes option pricing model.

76	HUBBELL INCORPORATED - Form 10-K

The following table summarizes the weighted-average assumptions used in estimating the fair value of the SARs granted during the years 2018, 2017 and 2016:

Grant Date	Expected Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value of 1 SAR
2018	2.9%	21.7%	2.8%	5.5 Years	$18.23
2017	2.6%	18.0%	2.2%	5.5 Years	$17.45
2016	2.6%	22.3%	1.9%	5.5 Years	$18.76

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

Performance Shares

Performance shares represent the right to receive a share of the Company’s Common Stock subject to the achievement of certain market or performance conditions established by the Company’s Compensation Committee and measured over a three year period. Partial vesting in these awards may occur after separation from the Company for retirement eligible employees. Shares are not vested until approved by the Company’s Compensation Committee.

Performance Shares - Performance and Market Conditions

In December 2018, the Company granted 60,008 shares that will vest subject to a performance condition and service requirement. The number of shares vested is then modified by a market condition as described below.

Thirty-four percent of shares granted will vest based on Hubbell’s compounded annual growth rate of net sales as compared to that of the companies that comprise the S&P Capital Goods 900 index. Thirty-three percent of shares granted will vest based on achieved operating margin performance as compared to internal targets, and thirty-three percent of shares granted will vest based on achieved trade working capital as a percent of net sales as compared to internal targets. Each of these performance conditions is measured over the same three-year performance period. The cumulative result of these performance conditions can result in a number of shares earned in the range of 0% - 200% of the target number of shares granted. That cumulative performance achieved is then further modified based on the Company' three year TSR relative to the companies that constitute the S&P Capital Goods 900 index, to potentially increase or reduce the shared earned by 20%.

The fair value of the award was determined based upon a lattice model. The Company expenses these awards on a straight-line basis over the requisite service period and including an assessment of the performance achieved to date. The weighted average fair value per share was $98.80 for the awards granted in 2018.

Grant Date	Shares Outstanding at 12/31/2018	Fair Value	Performance Period	Payout Range
2018	60,008	$98.80	Jan 2019-Dec 2021	0-200% +/- 20%

Performance Shares - Market Condition

In December 2017 and 2016, the Company granted 24,675 and 29,012, respectively, of performance shares that will vest subject to a market condition and service through the performance period. The market condition associated with the awards is the Company's TSR compared to the TSR generated by the companies of a reference index over a three year performance period. Performance at target will result in vesting and a number of shared earned equal to 100% of shares granted. Performance below or above target can result in a number of shares earned in the range of 0%-200% of shares granted. Expense is recognized irrespective of the market condition being achieved.

In February 2019, the vesting condition was not met therefore, no shares were earned related to the December 2015 performance award grant. The performance period associated with this award was from January 1, 2016 through December 31, 2018 and was based upon the Company’s TSR compared to the TSR generated by the other companies that comprise the S&P Capital Goods 900 Index.

The fair value of the performance share awards with a market condition for the fiscal years 2017 and 2016 was determined based upon a lattice model.

HUBBELL INCORPORATED - Form 10-K	77

The following table summarizes the related assumptions used to determine the fair values of the performance share awards with a market condition granted during the years 2017 and 2016:

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

Performance Shares - Performance Condition

In December 2017 and 2016 the Company granted 24,675 and 29,012, respectively, of performance shares that are subject to a performance condition and service requirement during the three year performance period. The performance condition associated with the awards is based on the Company's relative sales growth compared to the relative sales growth of the companies of a reference index, further adjusted by the Company achieving a target net income margin, each measured over the same three year performance period. Performance at target will result in vesting and a number of shares earned equal to 100% of shares granted. Performance below or above target can result in a number of shares earned in the range of 0%-250% of shares granted.

In April 2018, the Company paid out 32,425 shares related to the December 2014 performance award grant. The performance period associated with this award was from January 1, 2015 through December 31, 2017 and was based upon the Company’s net sales growth compared to the net sales growth by the other companies that comprise the S&P Capital Goods 900 Index. The number of shares vested in April 2018 was based upon achieving 137% of the market-based criteria and the fair value of the awards at vesting was $4.0 million.

The fair value of the award is measured based upon the average of the high and low trading prices of the Company's common stock on the measurement date reduced by the present value of dividends expected to be paid during the requisite service period. The Company expenses these awards on a straight-line basis over the requisite service period, including an assessment of the performance achieved to date.

The following table summarizes the attributes of the performance shares outstanding at December 31, 2018:

Grant Date	Shares Outstanding at 12/31/2018	Fair Value	Performance Period	Payout Range
2017	23,138	118.55	Jan 2018-Dec 2020	0-250%
2016	26,996	105.48	Jan 2017-Dec 2019	0-250%
2015	29,818	97.48	Jan 2016-Dec 2018	0-250%

78	HUBBELL INCORPORATED - Form 10-K

NOTE 18    Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

The following table sets forth the computation of earnings per share for the three years ended December 31 (in millions, except per share amounts):

	2018	2017	2016
Numerator:
Net income attributable to Hubbell	$360.2	$243.1	$293.0
Less: Earnings allocated to participating securities	(1.3)	(0.8)	(0.9)
Net income available to common shareholders	$358.9	$242.3	$292.1
Denominator:
Average number of common shares outstanding	54.6	54.8	55.5
Potential dilutive shares	0.3	0.3	0.2
Average number of diluted shares outstanding	54.9	55.1	55.7
Earnings per share:
Basic	$6.57	$4.42	$5.26
Diluted	$6.54	$4.39	$5.24

The Company did not have any significant anti-dilutive securities in 2018, 2017 or 2016.

HUBBELL INCORPORATED - Form 10-K	79

NOTE 19    Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the three years ended December 31, 2018 is provided below (in millions):

(Debit) credit	Cash Flow Hedge (Loss) Gain	Unrealized Gain (Loss) on Available-for-Sale Securities	Pension and Post Retirement Benefit Plan Adjustment	Cumulative Translation Adjustment	Total
BALANCE AT DECEMBER 31, 2015	$1.4	$—	$(140.2)	$(85.4)	$(224.2)
Other comprehensive income (loss) before Reclassifications	(1.4)	(1.2)	(48.5)	(35.4)	(86.5)
Amounts reclassified from accumulated other comprehensive loss	—	—	8.2	—	8.2
Current period other comprehensive income (loss)	(1.4)	(1.2)	(40.3)	(35.4)	(78.3)
BALANCE AT DECEMBER 31, 2016	$—	$(1.2)	$(180.5)	$(120.8)	$(302.5)
Other comprehensive income (loss) before Reclassifications	(1.7)	0.6	(3.4)	28.9	24.4
Amounts reclassified from accumulated other comprehensive loss	0.9	—	7.4	-	8.3
Current period other comprehensive income (loss)	(0.8)	0.6	4.0	28.9	32.7
BALANCE AT DECEMBER 31, 2017	$(0.8)	$(0.6)	$(176.5)	$(91.9)	$(269.8)
Other comprehensive income (loss) before Reclassifications	1.9	(1.4)	10.4	(33.9)	(23.0)
Amounts reclassified from accumulated other comprehensive loss	(0.3)	—	7.4	—	7.1
Current period other comprehensive income (loss)	1.6	(1.4)	17.8	(33.9)	(15.9)
BALANCE AT DECEMBER 31, 2018	$0.8	$(2.0)	$(158.7)	$(125.8)	$(285.7)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the two years ended December 31 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	2018		2017		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$0.1		$(0.4)		Net Sales
	0.3		(0.9)		Cost of goods sold
	0.4		(1.3)		Total before tax
	(0.1)		0.4		Tax (expense) benefit
	$0.3		$(0.9)		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.9	(a)	$0.9	(a)
Actuarial gains/(losses)	(10.7)	(a)	(11.4)	(a)
Settlement and curtailment losses	—	(a)	(0.4)	(a)
	(9.8)		(10.9)		Total before tax
	2.4		3.5		Tax benefit (expense)
	$(7.4)		$(7.4)		(Loss) gain net of tax
Losses reclassified into earnings	$(7.1)		$(8.3)		(Loss) gain net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11 — Retirement Benefits for additional details).

80	HUBBELL INCORPORATED - Form 10-K

NOTE 20    Industry Segments and Geographic Area Information

Nature of Operations

Hubbell designs, manufactures and sells quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, the UK, Brazil, Australia, Spain and Ireland. Hubbell also participates in joint ventures in Taiwan, Hong Kong, and the Philippines and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile and countries in the Middle East. Each of the above references to manufacturing locations, joint venture participation, and office locations relate to the three year period ending December 31, 2018.

The Company’s reporting segments consist of the Electrical segment and the Power segment, as described below.

The Electrical segment comprises businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, connector and grounding products, lighting fixtures and controls, components and assemblies for the natural gas distribution market and other electrical equipment. The products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians, utilities, and telecommunications companies. In addition, certain businesses design and manufacture a variety of high voltage test and measurement equipment, industrial controls and communication systems used in the non-residential and industrial markets. Many of these products are designed such that they can also be used in harsh and hazardous locations where a potential for fire and explosion exists due to the presence of flammable gasses and vapors. Harsh and hazardous products are primarily used in the oil and gas (onshore and offshore) and mining industries. There are also a variety of lighting fixtures, wiring devices and electrical products that have residential and utility applications, including residential products with Internet-of-Things ("IoT") enabled technologies. These products are primarily sold through electrical and industrial distributors, home centers, retail and hardware outlets, lighting showrooms and residential product oriented internet sites. Special application products are primarily sold through wholesale distributors to contractors, industrial customers and OEMs. High voltage products are also sold direct to customers through our sales engineers. The Electrical segment comprises three business groups, which have been aggregated as they have similar economic characteristics, customers and distribution channels, among other factors.

The Power segment consists of operations that design and manufacture various distribution, transmission, substation and telecommunications products primarily used by the electrical utility industry. In addition, certain of these products are used in the civil construction, water utility, and transportation industries. Products are sold to distributors and directly to users such as utilities, telecommunication companies, pipeline and mining operations, industrial firms, construction and engineering firms. The 2018 acquisition of Aclara expanded offerings, to include advanced metering infrastructure, meter and edge devices, software and infrastructure services, which are primarily sold to the electrical, water, and gas utility industries.

Financial Information

Financial information by industry segment, product class and geographic area for each of the three years ended December 31, 2018, 2017 and 2016 is summarized below (in millions). When reading the data the following items should be noted:

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

HUBBELL INCORPORATED - Form 10-K	81

INDUSTRY SEGMENT DATA

	2018	2017	2016
Net Sales:
Electrical	$2,660.6	$2,532.8	$2,460.2
Power	1,821.1	1,136.0	1,045.0
TOTAL NET SALES	$4,481.7	$3,668.8	$3,505.2
Operating Income:
Electrical	$320.8	$294.0	$276.4
Power	236.1	224.8	213.4
Operating Income	$556.9	$518.8	$489.8
Interest expense	(72.4)	(44.9)	(43.4)
Loss on extinguishment of debt	—	(10.1)	—
Investment income and other expense, net	(17.5)	(20.7)	(16.0)
INCOME BEFORE INCOME TAXES	$467.0	$443.1	$430.4
Assets:
Electrical	$2,228.5	$2,344.7	$2,246.0
Power	2,395.8	1,102.2	911.5
General Corporate	247.8	273.7	367.5
TOTAL ASSETS	$4,872.1	$3,720.6	$3,525.0
Capital Expenditures:
Electrical	$53.0	$48.0	$43.4
Power	36.8	29.0	22.7
General Corporate	6.4	2.7	1.1
TOTAL CAPITAL EXPENDITURES	$96.2	$79.7	$67.2
Depreciation and Amortization:
Electrical	$61.4	$64.7	$60.2
Power	87.0	33.5	30.7
TOTAL DEPRECIATION AND AMORTIZATION	$148.4	$98.2	$90.9

GEOGRAPHIC AREA DATA

	2018	2017	2016
Net Sales:
United States	$4,040.6	$3,280.9	$3,147.4
International	441.1	387.9	357.8
TOTAL NET SALES	$4,481.7	$3,668.8	$3,505.2
Operating Income:
United States	$478.0	$435.8	$431.1
International	78.9	83.0	58.7
TOTAL OPERATING INCOME	$556.9	$518.8	$489.8
Long-lived Assets:
United States	$2,972.4	$1,877.4	$1,762.9
International	245.0	232.8	200.1
TOTAL LONG-LIVED ASSETS	$3,217.4	$2,110.2	$1,963.0
On a geographic basis, the Company defines “international” as operations based outside of the United States and its possessions. As a percentage of total net sales, shipments from foreign operations directly to third parties were 10% in 2018, 11% in 2017 and 10% in 2016, with the UK and Canadian operations representing approximately 33%, and 27% respectively, of 2018 total international net sales.

Long-lived assets, excluding deferred tax assets, of international subsidiaries were 8% of the consolidated total in 2018, 11% in 2017 and 10% in 2016, with the UK, Mexico and Canada operations representing approximately 33%, 18%, and 13%, respectively, of the 2018 international total. Export sales from United States operations were $261.9 million in 2018, $217.2 million in 2017 and $213.8 million in 2016.

82	HUBBELL INCORPORATED - Form 10-K

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

As of December 31, 2018, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties in 2018 are set forth below (in millions):

BALANCE AT DECEMBER 31, 2016	$13.8
Provision	10.0
Expenditures/other	(9.8)
BALANCE AT DECEMBER 31, 2017	$14.0
Provision	12.0
Expenditures/other	(22.7)
Acquisitions(a)	89.4
BALANCE AT DECEMBER 31, 2018(b)	$92.7
(a) Relates to the Aclara acquisition. Refer to Note 3 – Business Acquisitions for additional information.
(b) Refer to Note 9 – Other Accrued Liabilities and Note 10 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.

HUBBELL INCORPORATED - Form 10-K	83

NOTE 22    Restructuring Costs

During 2018, we incurred costs for restructuring actions initiated in 2018 as well as costs involving restructuring actions initiated in the prior year. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities, as well as, workforce reductions and the sale or exit of business units we determine to be non-strategic. Restructuring costs are primarily severance and employee benefits, asset impairments, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash, and a $12.5 million charge in the fourth quarter of 2016 to recognize the estimated liability associated with the withdrawal from a multi-employer pension plan. That withdrawal liability may be settled either in periodic payments over approximately 19 years, or in a lump sum, subject to negotiation.

Pre-tax restructuring costs incurred in each of our segments and the location of the costs in the Consolidated Statement of Income for the years ended December 31, 2018, 2017 and 2016 are as follows (in millions):

	Twelve Months Ended December 31, 2018			Twelve Months Ended December 31, 2017			Twelve Months Ended December 31, 2016
	Electrical	Power	Total	Electrical	Power	Total	Electrical	Power	Total
Restructuring costs
Cost of goods sold	$4.9	$3.3	$8.2	$11.5	$2.2	$13.7	$27.3	$0.2	$27.5
S&A expense	3.4	0.4	3.8	5.4	1.2	6.6	6.6	0.9	7.5
Total restructuring costs	$8.3	$3.7	$12.0	$16.9	$3.4	$20.3	$33.9	$1.1	$35.0

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/18	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 12/31/2018
2018 Restructuring Actions
Severance	$—	$8.8	$(2.0)	$6.8
Asset write-downs	—	0.4	(0.4)	—
Facility closure and other costs	—	3.5	(3.4)	0.1
Total 2018 Restructuring Actions	$—	$12.7	$(5.8)	$6.9
2017 and Prior Restructuring Actions
Severance	$5.4	$(2.3)	$(2.2)	$0.9
Asset write-downs	—	—	—	—
Facility closure and other costs (a)	15.5	1.6	(3.9)	13.2
Total 2017 and Prior Restructuring Actions	$20.9	$(0.7)	$(6.1)	$14.1
Total Restructuring Actions	$20.9	$12.0	$(11.9)	$21.0
(a) The beginning and ending accrual for Facility closure and other costs includes the remaining balance of accrued liability associated with the withdrawal from a multi-employer pension plan as a result of a restructuring action in 2016.

84	HUBBELL INCORPORATED - Form 10-K

The actual and expected costs for our restructuring actions are as follows (in millions):

	Expected Costs	Costs incurred in 2016	Costs incurred in 2017	Costs incurred in 2018	Remaining costs at 12/31/18
2018 Restructuring Actions
Electrical Segment	$14.6	$—	$—	$8.6	$6.0
Power Segment	5.9	—	—	4.1	1.8
Total 2018 Restructuring Actions	$20.5	$—	$—	$12.7	$7.8
2017 Restructuring Actions
Electrical Segment	$10.3	$—	$10.6	$(0.3)	$—
Power Segment	3.1	—	3.4	(0.4)	0.1
Total 2017 Restructuring Actions	$13.4	$—	$14.0	$(0.7)	$0.1
2016 Restructuring Actions
Electrical Segment	$40.2	$33.9	$6.3	$—	$—
Power Segment	1.1	1.1	—	—	—
Total 2016 and Prior Restructuring Actions(a)	$41.3	$35.0	$6.3	$—	$—
Total Restructuring Actions	$75.2	$35.0	$20.3	$12.0	$7.9
(a) Costs incurred in 2016 relating to 2016 Restructuring Actions in the Electrical segment in the preceding table include the $12.5 million previously mentioned charge representing the estimated withdrawal liability from a multi-employer pension plan. Any potential future liability in excess of the amount already recognized in 2016 is not included in the remaining costs at December 31, 2018. Additional information about the estimated withdrawal liability is included in Note 11 — Retirement Benefits in the Notes to Consolidated Financial Statements.

HUBBELL INCORPORATED - Form 10-K	85

NOTE 23    Quarterly Financial Data (Unaudited)

The table below sets forth summarized quarterly financial data for the years ended December 31, 2018 and 2017 (in millions, except per share amounts):

	Reported First Quarter	Reported Second Quarter	Reported Third Quarter	Fourth Quarter
2018
Net sales	$991.2	$1,166.7	$1,179.7	$1,144.1
Cost of goods sold	$708.3	$818.8	$830.7	$823.5
Gross profit	$282.9	$347.9	$349.0	$320.6
Selling & administrative expenses	$183.3	$191.0	$185.2	$184.0
Net income	$59.8	$102.4	$114.7	$89.2
Net Income attributable to Hubbell	$58.3	$100.3	$113.6	$88.0
Earnings per share — Basic	$1.06	$1.83	$2.07	$1.61
Earnings per share — Diluted	$1.05	$1.82	$2.06	$1.60

	Reported First Quarter	Reported Second Quarter	Reported Third Quarter	Fourth Quarter
2017
Net sales	$852.3	$948.3	$950.5	$917.7
Cost of goods sold (2)	$589.7	$652.8	$642.9	$628.3
Gross profit	$262.6	$295.5	$307.6	$289.4
Selling & administrative expenses (2)	$154.8	$161.1	$157.5	$162.9
Net income (1)	$63.9	$80.8	$82.8	$22.4
Net Income attributable to Hubbell (1)	$62.8	$79.1	$80.8	$20.4
Earnings per share — Basic	$1.13	$1.44	$1.47	$0.37
Earnings per share — Diluted	$1.13	$1.43	$1.47	$0.37
(1) Net income in the fourth quarter of 2017 includes approximately $57 million, or $1.02 per share, impact associated with the TCJA.
(2) Historical amounts have been adjusted to reflect the retrospective effects from the January 1, 2018 adoption of Accounting Standards Update (ASU) No. 2017-07, Compensation Retirement Benefits (Topic): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

ITEM 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

86	HUBBELL INCORPORATED - Form 10-K

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

In February 2018, the Company acquired Meter Readings Holding Group, LLC ("Aclara Technologies" or "Aclara") for approximately $1.1 billion. Because the Company has not yet fully incorporated the internal controls and procedures of Aclara into the Company's internal control over financial reporting, management excluded this business from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. Aclara accounted for 13% of the Company's total assets excluding intangibles and goodwill as of December 31, 2018 and 14% of the Company's net sales for the year then ended.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-K. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level. Management’s annual report on internal control over financial reporting and the independent registered public accounting firm’s audit report on the effectiveness of our internal control over financial reporting as of December 31, 2018 are included in Item 8 of this Annual Report on Form 10-K.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting aside from the previously mentioned acquisition of Aclara. As part of the ongoing integration activities, the Company will complete an assessment of existing controls and incorporate its controls and procedures into Aclara.

ITEM 9B    Other Information

Not applicable.

HUBBELL INCORPORATED - Form 10-K	87

PART III

ITEM 10    Directors, Executive Officers and Corporate Governance(1)

ITEM 11    Executive Compensation(2)

ITEM 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 with respect to the Company’s common stock that may be issued under the Company’s equity compensation plans (in thousands, except per share amounts):

	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options,Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders(a)	2,468	(c)(e)	$107.01	(f)	2,170	(c)
Equity Compensation Plans Not Requiring Shareholder Approval(b)	69	(c)(d)	—		156	(c)
TOTAL	2,537		$107.01		2,326

(a)	The Company’s (1) Stock Option Plan for Key Employees and (2) 2005 Incentive Award Plan as amended and restated.

(b)	The Company’s Deferred Compensation Plan for Directors as amended and restated.

(c)	Hubbell Common Stock.

(d)	Represents amount of shares currently deferred under this plan. These shares are not included in the total weighted average exercise price included in column B.

(e)	Includes 358,000 performance share awards assuming a maximum payout target. The Company does not anticipate that the maximum payout target will be achieved for all of these awards.

(f)	Weighted average exercise price excludes performance share awards included in column A.

The remaining information required by this item is incorporated by reference to the subheading “Voting Rights and Security Ownership of Certain Beneficial Owners and Management” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 7, 2019.

(1)
Certain of the information required by this item regarding executive officers is included under the subheading “Executive Officers of the Registrant” at the end of Part I of this Form 10-K and the remaining required information is incorporated by reference from our definitive proxy statement to be filed in connect with the Company’s annual meeting of shareholders scheduled to be held on May 7, 2019.

(2)
The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with the Company’s annual meeting of shareholders scheduled to be held on May 7, 2019.

88	HUBBELL INCORPORATED - Form 10-K

ITEM 13    Certain Relationships and Related Transactions and Director Independence(3)

ITEM 14    Principal Accountant Fees and Services(4)

(3)
The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with the Company’s annual meeting of shareholders scheduled to be held on May 7, 2019.

(4)
The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with the Company’s annual meeting of shareholders scheduled to be held on May 7, 2019.

HUBBELL INCORPORATED - Form 10-K	89

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
		S-4	333-90754	4a	6/18/2002
4.2	First Supplemental Indenture, dated as of June 2, 2008, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.(successor as trustee to JPMorgan Chase Bank N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee, including the form of 5.95% Senior Notes due 2018	8-K	001-02958	4.2	6/2/2008
4.3	Second Supplemental Indenture, dated as of November 17, 2010, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.(successor as trustee to JPMorgan Chase Bank N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee, including the form of 3.625% Senior Notes due 2022	8-K	001-02958	4.2	11/17/2010
4.4	Third Supplemental Indenture, dated as of March 1, 2016, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee	8-K	001-02958	4.2	3/1/2016
4.5	Form of 3.350% Senior Notes due 2026	8-K	001-02958	4.3	3/1/2016

90	HUBBELL INCORPORATED - Form 10-K

		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
4.6	Fourth Supplemental Indenture, dated as of August 3, 2017, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee.	8-K	001-02958	4.2	8/3/2017
4.7	Form of 3.150% Senior Notes due 2027	8-K	001-02958	4.3	8/3/2017
4.8	Fifth Supplemental Indenture, dated as of February 2, 2018, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee.	8-K	001-02958	4.2	2/2/2018
4.9	Form of 3.500% Senior Notes due 2028	8-K	001-02958	4.3	2/2/2018
4.10	Second Amended and Restated Rights Agreement, dated as of December 23, 2015, between Hubbell Incorporated and Computershare, Inc. (successor to Mellon Investor Services LLC and ChaseMellon Shareholder Services, L.L.C.), as Rights Agent	8-A12B	001-02958	4.1	12/23/2015
10.1†	Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005	10-Q	001-02958	10a	10/26/2007
10.1(a)†	Amendment, dated February 15, 2008, to Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10.nn	2/25/2008
10.1(b)†	Amendment, dated December 28, 2010, to Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10a(1)	2/16/2011
10.1(c)†	Third Amendment, dated December 29, 2016, to Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10.1(c)	2/16/2017
10.2†	Hubbell Incorporated Retirement Plan for Directors, as amended and restated effective January 1, 2005	10-Q	001-02958	10i	10/26/2007
10.3†	Hubbell Incorporated Deferred Compensation Plan for Directors, as amended and restated effective December 23, 2015	S-8POS	333-206898	4.4	12/24/2015
10.4†	Hubbell Incorporated Executive Deferred Compensation Plan, as amended and restated effective January 1, 2016	10-K	001-02958	10.5	2/18/2016
10.5†	Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-Q	001-02958	10w	10/26/2007
10.5(a)†	Amendment, dated December 28, 2010, to Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10w(1)	2/16/2011
10.5(b)†	Second Amendment, dated January 17, 2017, to Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10.5(b)	2/16/2017
10.6†	Hubbell Incorporated Incentive Compensation Plan, adopted effective January 1, 2002	10-K	001-02958	10z	3/20/2002
10.7†	Hubbell Incorporated Senior Executive Incentive Compensation Plan, as amended and restated effective January 1, 2016	8-K	001-02958	10.1	5/9/2016
10.8†	Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated effective December 6, 2016	8-K	001-02958	10.1	12/12/2016
10.8(a)†	Amendment, dated December 23, 2015, to the Hubbell Incorporated 2005 Incentive Award Plan	10-K	001-02958	10.9(a)	2/18/2016
10.9†	Form of Restricted Stock Award Agreement for Directors under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated	10-Q	001-02958	10.8	7/19/2013
10.10†	Form of Stock Appreciation Rights Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated	10-K	001-02958	10.10	2/16/2017
10.11†	Form of Performance Share Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated	10-K	001-02958	10.11	2/16/2017
10.12†	Form of Performance Based Restricted Stock Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated	10-K	001-02958	10.12	2/16/2017

HUBBELL INCORPORATED - Form 10-K	91

		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.13†	Form of Restricted Stock Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated	10-K	001-02958	10.13	2/16/2017
10.14†	Hubbell Incorporated Defined Contribution Restoration Plan, as amended and restated effective December 8, 2015	10-K	001-02958	10.16	2/18/2016
10.14(a)†	First Amendment, dated January 17, 2017 and effective as of January 1, 2017, to Hubbell Incorporated Defined Contribution Restoration Plan, as amended and restated effective December 8, 2015	10-K	001-02958	10.14(a)	2/16/2017
10.15†	Hubbell Incorporated Policy for Providing Severance Payments to Senior Employees, effective February 11, 2011	8-K	001-02958	10.1	2/16/2011
10.16†	Grantor Trust for Senior Management Plans Trust Agreement between Hubbell Incorporated and The Bank of New York, as trustee, as amended and restated effective December 8, 2015	10-K	001-02958	10.18	2/18/2016
10.17†	Grantor Trust for Non-Employee Director Plans Trust Agreement between Hubbell Incorporated and The Bank of New York, as amended and restated effective December 8, 2015	10-K	001-02958	10.19	2/18/2016
10.18†	Trust Agreement by and between Hubbell Incorporated and MG Trust Company d/b/a Matrix Trust Company, as Trustee, as amended and restated effective November 6, 2015	10-K	001-02958	10.20	2/18/2016
10.19†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and David G. Nord	8-K	001-02958	10.2	1/5/2011
10.19(a)†	Amendment, dated as of January 1, 2013, to Change in Control Severance Agreement between Hubbell Incorporated and David G. Nord	8-K	001-02958	10.1	12/6/2012
10.20†	Letter Agreement, dated August 24, 2005, between Hubbell Incorporated and David G. Nord	8-K	001-02958	99.1	9/6/2005
10.21†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and William R. Sperry	8-K	001-02958	10.1	9/17/2012
10.21(a)†	Amendment, dated September 11, 2012, to Change in Control Severance Agreement between Hubbell Incorporated and William R. Sperry	8-K	001-02958	10.2	9/17/2012
10.22†	Change in Control Severance Agreement, dated as of September 11, 2012, between Hubbell Incorporated and An-Ping Hsieh	10-Q	001-02958	10.xx	10/19/2012
10.23†	Letter Agreement, dated as of August 2, 2012, between Hubbell Incorporated and An-Ping Hsieh	10-Q	001-02958	10.1	7/19/2013
10.24†	Change in Control Severance Agreement, dated as of April 15, 2013, between Hubbell Incorporated and Mr. Joseph A. Capozzoli	8-K	001-02958	10.1	4/19/2013
10.25†	Letter Agreement, dated as of February 11, 2013, between Hubbell Incorporated and Mr. Joseph A. Capozzoli	8-K	001-02958	10.2	4/19/2013
10.26†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and Stephen M. Mais	10-Q	001-02958	10.3	7/19/2013
10.27†	Change in Control Severance Agreement, dated as of January 24, 2014, between Hubbell Incorporated and Gerben Bakker	10-K	001-02958	10.36	2/18/2014
10.28†	Change in Control Severance Agreement, dated as of February 9, 2015, between Hubbell Incorporated and Maria Lee	10-K	001-02958	10.31	2/18/2016
10.29†	Change in Control Severance Agreement, dated as of May 5, 2015, between Hubbell Incorporated and Kevin A. Poyck	10-K	001-02958	10.32	2/18/2016
10.30†	Change in Control Severance Agreement, dated as of May 5, 2015, between Hubbell Incorporated and Rodd R. Ruland	10-K	001-02958	10.33	2/18/2016
10.31†	Change in Control Severance Agreement, dated as of May 5, 2015, between Hubbell Incorporated and Darrin S. Wegman	10-K	001-02958	10.34	2/18/2016
10.32	Term Loan Agreement, dated as of January 31, 2018, among Hubbell Incorporated, the Lenders party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-02958	99.1	1/31/2018
10.33	Credit Agreement dated as of January 31, 2018, among Hubbell Incorporated, Hubbell Power Holdings S.à r.l., Harvey Hubbell Holdings S.à r.l., the Lenders party hereto, the Issuing Banks party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-02958	99.2	1/31/2018
10.34	First Amendment, dated as of January 10, 2018, by and among Hubbell Incorporated, Hubbell Power Holdings S.à r.l., and Harvey Hubbell Holdings S.à r.l, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-02958	10.1	1/11/2018

92	HUBBELL INCORPORATED - Form 10-K

Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.35	Credit Agreement, dated as of December 16, 2015, by and among Hubbell Incorporated, Hubbell Power Holdings S.à r.l., Harvey Hubbell Holdings S.à r.l., the Lenders Party thereto, the Issuing Banks thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-02958	99.1	12/21/2015
10.36	Reclassification Agreement, dated as of August 23, 2015, by and between Hubbell Incorporated and Bessemer Trust Company, N.A.	8-K	001-02958	10.1	8/24/2015
10.37	Irrevocable Proxy, dated August 23, 2015, by and between Hubbell Incorporated and Bessemer Trust Company, N.A.	8-K	001-02958	10.2	8/24/2015
21.1	List of subsidiaries					*
23.1	Consent of PricewaterhouseCoopers LLP					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.
††
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies of such omitted schedules and exhibits to the Securities and Exchange Commission upon request.

*	Filed herewith.
**	Furnished herewith.

HUBBELL INCORPORATED - Form 10-K	93

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBBELL INCORPORATED
By	/s/ JOSEPH A. CAPOZZOLI	By	/s/ WILLIAM R. SPERRY
	Joseph A. Capozzoli		William R. Sperry
	Vice President, Controller		Senior Vice President and Chief
Financial Officer
Date:	February 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.(1)

		Title	Date
By	/s/ D. G. NORD D. G. Nord	Chairman, President and Chief Executive Officer and Director	2/15/2019
By	/s/ W. R. SPERRY W. R. Sperry	Senior Vice President and Chief Financial Officer	2/15/2019
By	/s/ J. A. CAPOZZOLI J. A. Capozzoli	Vice President, Controller (Principal Accounting Officer)	2/15/2019
By	/s/ C. M. CARDOSO C. M. Cardoso	Director	2/15/2019
By	/s/ A. J. GUZZI A. J. Guzzi	Director	2/15/2019
By	/s/ N. J. KEATING N. J. Keating	Director	2/15/2019
By	/s/ B. C. LIND B. C. Lind	Director	2/15/2019
By	/s/ J. F. MALLOY J. F. Malloy	Director	2/15/2019
By	/s/ J. F. MARKS J. F. Marks	Director	2/15/2019
By	/s/ J. G. RUSSELL J. G. Russell	Director	2/15/2019
By	/s/ S. R. SHAWLEY S. R. Shawley	Director	2/15/2019
By	/s/ R. J. SWIFT R. J. Swift	Director	2/15/2019

(1)	As of February 15, 2019.

94	HUBBELL INCORPORATED - Form 10-K

Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2016, 2017 and 2018

Reserves deducted in the balance sheet from the assets to which they apply (in millions):

	Balance at Beginning of Year	Additions / (Reversals) Charged to Costs and Expenses	Deductions	Acquisitions	Balance at End of Year
Allowances for doubtful accounts receivable:
Year 2016	$4.7	$0.8	$(0.8)	$—	$4.7
Year 2017	$4.7	$1.5	$(3.5)	$1.9	$4.6
Year 2018	$4.6	$—	$(1.4)	$1.6	$4.8
Allowance for credit memos, returns and cash discounts:
Year 2016	$41.5	$249.2	$(244.8)	$—	$45.9
Year 2017	$45.9	$260.8	$(256.3)	$0.1	$50.5
Year 2018	$50.5	$278.0	$(293.5)	$0.1	$35.1
Valuation allowance on deferred tax assets:
Year 2016	$22.0	$0.6	$—	$—	$22.6
Year 2017	$22.6	$(3.2)	$—	$—	$19.4
Year 2018	$19.4	$0.7	$—	$1.7	$21.8

HUBBELL INCORPORATED - Form 10-K	95