Form 10-Q
period 2019-03-31
HUBBELL INC
filed 2019-05-01
CIK 48898

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

N/A
(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock - par value $0.01 per share	HUBB	New York Stock Exchange

Indicate by check mark			YES	NO
•
whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
			☑	☐
•
whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			☐	☑
 The number of shares outstanding of Hubbell Common Stock as of April 29, 2019 was 54,508,892.

HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2019	2018
Net sales	$1,087.3	$991.2
Cost of goods sold	780.0	708.3
Gross profit	307.3	282.9
Selling & administrative expenses	186.4	183.3
Operating income	120.9	99.6
Interest expense, net	(17.5)	(17.3)
Other expense, net	(5.4)	(6.5)
Total other expense	(22.9)	(23.8)
Income before income taxes	98.0	75.8
Provision for income taxes	24.2	16.0
Net income	73.8	59.8
Less: Net income attributable to noncontrolling interest	1.5	1.5
Net income attributable to Hubbell	$72.3	$58.3
Earnings per share
Basic	$1.32	$1.06
Diluted	$1.32	$1.05
Cash dividends per common share	$0.84	$0.77
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Net income	$73.8	$59.8
Other comprehensive income (loss):
Foreign currency translation adjustments	7.1	9.8
Defined benefit pension and post-retirement plans, net of taxes of ($0.5) and ($0.6)	1.5	2.0
Unrealized gain (loss) on investments, net of taxes of ($0.1) and $0.0	0.3	(0.3)
Unrealized gain (loss) on cash flow hedges, net of taxes of $0.2 and ($0.2)	(0.6)	0.6
Other comprehensive income	8.3	12.1
Total comprehensive income	82.1	71.9
Less: Comprehensive income attributable to noncontrolling interest	1.5	1.5
Comprehensive income attributable to Hubbell	$80.6	$70.4
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$205.3	$189.0
Short-term investments	9.5	9.2
Accounts receivable, net	716.2	725.4
Inventories, net	663.0	651.0
Other current assets	56.6	69.1
Total Current Assets	1,650.6	1,643.7
Property, Plant, and Equipment, net	504.5	502.1
Other Assets
Investments	57.5	56.3
Goodwill	1,786.8	1,784.4
Intangible assets, net	802.1	819.5
Other long-term assets	174.6	66.1
TOTAL ASSETS	$4,976.1	$4,872.1
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt and current portion of long-term debt	$77.3	$56.1
Accounts payable	403.7	393.7
Accrued salaries, wages and employee benefits	68.6	101.6
Accrued insurance	70.0	61.3
Other accrued liabilities	228.3	226.6
Total Current Liabilities	847.9	839.3
Long-Term Debt	1,731.5	1,737.1
Other Non-Current Liabilities	569.8	496.8
TOTAL LIABILITIES	3,149.2	3,073.2
Total Hubbell Shareholders’ Equity	1,808.1	1,780.6
Noncontrolling interest	18.8	18.3
Total Equity	1,826.9	1,798.9
TOTAL LIABILITIES AND EQUITY	$4,976.1	$4,872.1
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Cash Flows from Operating Activities
Net income	$73.8	$59.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.6	39.3
Deferred income taxes	3.0	(1.4)
Stock-based compensation	4.1	5.1
Changes in assets and liabilities, excluding effects of acquisitions:
Decrease (increase) in accounts receivable, net	10.1	(46.9)
Increase in inventories, net	(10.7)	(19.1)
Increase (decrease) in accounts payable	12.6	(0.7)
Decrease in current liabilities	(61.1)	(35.7)
Changes in other assets and liabilities, net	9.2	(0.5)
Contribution to qualified defined benefit pension plans	(0.1)	(0.5)
Other, net	0.6	0.2
Net cash (used) provided by operating activities	78.1	(0.4)
Cash Flows from Investing Activities
Capital expenditures	(23.3)	(22.0)
Acquisition of businesses, net of cash acquired	—	(1,119.4)
Purchases of available-for-sale investments	(1.0)	(5.0)
Proceeds from available-for-sale investments	2.7	5.7
Other, net	1.5	0.9
Net cash used in investing activities	(20.1)	(1,139.8)
Cash Flows from Financing Activities
Long-term debt borrowings, net	(6.3)	947.5
Short-term debt borrowings, net	21.2	84.5
Payment of dividends	(45.8)	(42.2)
Payment of dividends to noncontrolling interest	(1.0)	(1.1)
Repurchase of common shares	(10.0)	—
Debt issuance costs	—	(7.6)
Other, net	(1.8)	(6.1)
Net cash (used) provided by financing activities	(43.7)	975.0
Effect of foreign currency exchange rate changes on cash and cash equivalents	2.0	6.5
Increase (decrease) in cash and cash equivalents	16.3	(158.7)
Cash and cash equivalents
Beginning of period	189.0	375.0
End of period	$205.3	$216.3
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States of America (“U.S.”) GAAP for audited financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2018.

Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update (ASU 2016-02) related to the accounting and financial statement presentation for leases. This new guidance requires a lessee to recognize right-of-use ("ROU") assets and lease liabilities on the balance sheet, with an election to exempt leases with a term of twelve months or less. For those leases classified as operating leases, the lessee will recognize a straight-line lease expense, and for those leases classified as financing leases, the lessee will recognize interest expense and amortize the ROU asset.

The Company adopted the requirements of the new standard as of January 1, 2019 and applied the modified retrospective approach, whereby the cumulative effect of adoption is recognized as of the date of adoption and comparative prior periods are not retrospectively adjusted. As a result, upon adoption, we have recognized ROU assets of $109.3 million and lease liabilities of $109.3 million associated with our operating leases. The standard had no material impact to retained earnings or on our Condensed Consolidated Statements of Income or Condensed Consolidated Statements of Cash Flows.

We determine if an arrangement is a lease at inception. Operating leases are included as ROU assets within other long-term assets, other accrued liabilities, and other non-current liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other accrued liabilities, and other non-current liabilities. The Company's finance leases are immaterial.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. For leases existing as of January 1, 2019 we have elected to use the remaining lease term as of the adoption date in determining the incremental borrowing rate. Our determination of the lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

We have lease agreements with lease and non-lease components, which are generally accounted for separately. Additionally, for our vehicle leases, we apply a portfolio approach regarding the assumed lease term.

We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. We also elected a practical expedient to determine the reasonably certain lease term.

HUBBELL INCORPORATED-Form 10-Q    7

Back to Contents

Recent Accounting Pronouncements

In February 2018, the FASB issued an Accounting Standards Update (ASU 2018-02) providing guidance on reclassifying certain tax effects in Accumulated Other Comprehensive Income (“AOCI”) following the enactment of the Tax Cuts and Job Act of 2017 ("TCJA") and a reduction of the corporate income tax rate from 35% to 21%. Specifically, the guidance permits a reclassification to retained earnings of the stranded tax effects in AOCI resulting from a revaluation of deferred taxes to the lower tax rate. The guidance is effective for fiscal years beginning after December 15, 2018 including interim periods within those annual periods. The stranded tax effects relate primarily to pension and other employee benefit plans and absent the ASU, the Company’s policy is to release stranded tax effects upon plan termination. The Company elected to reclassify these stranded tax effects in the first quarter of 2019, with the effect of decreasing AOCI and increasing retained earnings by approximately $30.0 million.

In January 2017, the FASB issued an Accounting Standards Update (ASU 2017-04) “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019, although early adoption is permitted. The Company elected to early adopt this standard in the first quarter of 2019. The adoption of this standard had no material impact on our consolidated financial statements.

In August 2017, The FASB issued an Accounting Standards Update (ASU 2017-12), "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities". The standard requires certain changes in the presentation of hedge accounting in the financial statements and some new or modified disclosures. ASU 2017-12 is effective for periods beginning after December 15, 2018. The Company adopted the standard during the first quarter of 2019, with no material impact to the consolidated financial statements.

In August 2018, the FASB issued an Accounting Standards Update (ASU 2018-15) "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective in the first quarter of fiscal 2020, and early adoption is permitted. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

NOTE 2 Revenue

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs, for products, upon the transfer of control in accordance with the contractual terms and conditions of the sale. The majority of the Company’s revenue associated with products is recognized at a point in time when the product is shipped to the customer, with a relatively small amount of transactions in the Power segment recognized upon delivery of the product at the destination. Revenue from service contracts and post-shipment performance obligations are less than four percent of total annual consolidated net revenue and those service contracts and post-shipment obligations are primarily within the Power segment. Revenue from service contracts and post-shipment performance obligations is recognized when or as those obligations are satisfied. The Company primarily offers assurance-type standard warranties that do not represent separate performance obligations and on occasion will separately offer and price extended warranties that are separate performance obligations for which the associated revenue is recognized over-time based on the extended warranty period. The Company records amounts billed to customers for reimbursement of shipping and handling costs within revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of goods sold. Sales taxes and other usage-based taxes are excluded from revenue.

Within the Electrical segment, certain businesses require a portion of the transaction price to be paid in advance of transfer of control. Advance payments are not considered a significant financing component as they are received less than one year before the related performance obligations are satisfied. In addition, in the Power segment, certain businesses offer annual maintenance service contracts that require payment at the beginning of the contract period. These payments are treated as a contract liability and are classified in Other accrued liabilities in the Condensed Consolidated Balance Sheet. Once control transfers to the customer and the Company meets the revenue recognition criteria, the deferred revenue is recognized in the Condensed Consolidated Statement of Income. The deferred revenue relating to the annual maintenance service contracts is recognized in the Condensed Consolidated Statement of Income on a straight-line basis over the expected term of the contract.

HUBBELL INCORPORATED-Form 10-Q    8

Back to Contents

The following table presents disaggregated revenue by business group:

	Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018
in millions	Electrical		Power		Total
Net sales
Hubbell Commercial and Industrial	$221.3	$215.5	$—	$—	$221.3	$215.5
Hubbell Construction and Energy	188.4	186.4	—	—	188.4	186.4
Hubbell Lighting	220.5	216.2	—	—	220.5	216.2
Hubbell Power Systems	—	—	457.1	373.1	457.1	373.1
Total net sales	$630.2	$618.1	$457.1	$373.1	$1,087.3	$991.2

The following table presents disaggregated revenue by geographic location (on a geographic basis, the Company defines "international" as operations based outside of the United States and its possessions):

	Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018
in millions	Electrical		Power		Total
Net sales
United States	$565.7	$546.7	$431.2	$348.4	$996.9	$895.1
International	64.5	71.4	25.9	24.7	90.4	96.1
Total net sales	$630.2	$618.1	$457.1	$373.1	$1,087.3	$991.2

Contract Balances

Our contract liabilities consist of advance payments for products as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in Other accrued liabilities and the non-current portion of deferred revenue is included in Other non-current liabilities in the Condensed Consolidated Balance Sheet.

Contract liabilities were $32.2 million as of March 31, 2019 compared to $27.7 million as of December 31, 2018. The $4.5 million increase in our contract liabilities balance was primarily due to timing of advance payments on certain orders, partially offset by the recognition of $7.3 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2019. The Company has an immaterial amount of contract assets relating to performance obligations satisfied prior to payment that is recorded in Other long-term assets in the Condensed Consolidated Balance Sheet. Impairment losses recognized on our receivables and contract assets were immaterial in the first quarter of 2019.

Unsatisfied Performance Obligations

As of March 31, 2019, the Company had approximately $500 million of unsatisfied performance obligations for contracts with an original expected length of greater than one year, primarily relating to long-term contracts of the Power segment to deliver and install meters. The Company expects that a majority of the unsatisfied performance obligations will be completed and recognized over the next 3 years.

HUBBELL INCORPORATED-Form 10-Q    9

Back to Contents

NOTE 3 Business Acquisitions

On February 2, 2018, the Company completed the acquisition of Meter Readings Holding Group, LLC ("Aclara Technologies" or "Aclara") for approximately $1.1 billion. Aclara is a leading global provider of smart infrastructure solutions for electric, gas, and water utilities with advanced metering solutions and grid monitoring sensor technology, as well as leading software enabled installation services. The acquisition was structured as a merger in which Aclara became a wholly owned indirect subsidiary of the Company. Aclara's businesses have been added to the Power segment. The acquisition extends the Power segment's capabilities into smart automation technologies, accelerates ongoing innovation efforts to address utility customer demand for data and integrated solutions, and expands the segment's reach to a broader set of utility customers.

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

The following unaudited supplemental pro-forma information presents consolidated results as if the acquisition had been completed on January 1, 2017. The pro-forma results were calculated by combining the results of the Company with the stand-alone results of Aclara for the pre-acquisition periods. The unaudited supplemental pro-forma financial information does not reflect the actual performance of Aclara in the periods presented and does not reflect the potential realization of cost savings relating to the integration of the two companies. Further, the pro-forma data should not be considered indicative of the results that would have occurred if the acquisition and related financing had been consummated on January 1, 2017, nor are they indicative of future results.

Pro-forma Three Months Ended
March 31, 2018
Net sales	$1,037.9
Net income attributable to Hubbell	$67.7
Earnings Per Share:
Basic	$1.23
Diluted	$1.22

HUBBELL INCORPORATED-Form 10-Q    10

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

The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2019	2018	2019	2018	2019	2018
Three Months Ended March 31,
Electrical	$630.2	$618.1	$68.6	$61.2	10.9%	9.9%
Power	457.1	373.1	52.3	38.4	11.4%	10.3%
TOTAL	$1,087.3	$991.2	$120.9	$99.6	11.1%	10.0%

NOTE 5 Inventories, net

Inventories, net are composed of the following (in millions):

	March 31, 2019	December 31, 2018
Raw material	$228.0	$220.2
Work-in-process	115.8	110.3
Finished goods	401.4	402.3
	745.2	732.8
Excess of FIFO over LIFO cost basis	(82.2)	(81.8)
TOTAL	$663.0	$651.0

HUBBELL INCORPORATED-Form 10-Q    11

Back to Contents

NOTE 6 Goodwill and Intangible Assets, net

Changes in the carrying values of goodwill for the three months ended March 31, 2019, were as follows (in millions):

	Segment
	Electrical	Power	Total
BALANCE DECEMBER 31, 2018	$714.1	$1,070.3	$1,784.4
Foreign currency translation	1.7	0.7	2.4
BALANCE MARCH 31, 2019	$715.8	$1,071.0	$1,786.8

The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheet is as follows (in millions):

	March 31, 2019		December 31, 2018
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$201.9	$(58.2)	$204.4	$(58.6)
Customer/agent relationships and other	834.2	(229.3)	833.0	(212.6)
Total	$1,036.1	$(287.5)	$1,037.4	$(271.2)
Indefinite-lived:
Tradenames and other	53.5	—	53.3	—
TOTAL	$1,089.6	$(287.5)	$1,090.7	$(271.2)

Amortization expense associated with definite-lived intangible assets was $18.2 million and $15.4 million for the three months ended March 31, 2019 and 2018, respectively. Future amortization expense associated with these intangible assets is expected to be $53.2 million for the remainder of 2019, $70.7 million in 2020, $69.0 million in 2021, $63.6 million in 2022, $58.9 million in 2023, and $53.9 million in 2024.

HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents

NOTE 7 Other Accrued Liabilities

Other accrued liabilities are composed of the following (in millions):

	March 31, 2019	December 31, 2018
Customer program incentives	$29.6	$52.4
Accrued income taxes	5.5	3.4
Contract liabilities - deferred revenue	32.2	27.7
Customer refund liability	14.6	15.3
Accrued warranties	31.0	33.5
Other(a)	115.4	94.3
TOTAL	$228.3	$226.6

(a) Other accrued liabilities as of March 31, 2019 includes $31.4 million of current operating lease liabilities related to the adoption of ASU 2016-02. Refer to Note 1 - Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements for additional information.

NOTE 8 Other Non-Current Liabilities

Other non-current liabilities are composed of the following (in millions):

	March 31, 2019	December 31, 2018
Pensions	$177.3	$177.0
Other post-retirement benefits	23.7	23.7
Deferred tax liabilities	124.2	120.0
Accrued warranties long-term	53.2	59.2
Other(a)	191.4	116.9
TOTAL	$569.8	$496.8

(a) Other non-current liabilities as of March 31, 2019 includes $74.2 million of non-current operating lease liabilities related to the adoption of ASU 2016-02. Refer to Note 1 - Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements for additional information.

HUBBELL INCORPORATED-Form 10-Q    13

Back to Contents

NOTE 9 Total Equity

The following table shows the changes in stockholders' equity for the three months ended March 31, 2019:

(in millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2018	$0.6	$1.3	$2,064.4	$(285.7)	$1,780.6	$18.3
Net income			72.3		72.3	1.5
Other comprehensive (loss) income				8.3	8.3
Stock-based compensation		4.1			4.1
Reclassification of stranded tax effects			30.0	(30.0)	—
Acquisition/surrender of common shares(1)		(5.3)	(6.3)		(11.6)
Cash dividends declared ($0.84 per share)			(45.7)		(45.7)
Dividends to noncontrolling interest					—	(1.0)
Director's deferred compensation		0.1			0.1
BALANCE AT MARCH 31, 2019	$0.6	$0.2	$2,114.7	$(307.4)	$1,808.1	$18.8

The following table shows the changes in stockholders' equity for the three months ended March 31, 2018:

(in millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2017	$0.6	$11.0	$1,892.4	$(269.8)	$1,634.2	$13.7
Net income			58.3		58.3	1.5
Other comprehensive (loss) income				12.1	12.1
Stock-based compensation		5.1			5.1
ASC 606 adoption to retained earnings			0.6		0.6
Acquisition/surrender of common shares(1)		(6.1)	—		(6.1)
Cash dividends declared ($0.77 per share)			(42.3)		(42.3)
Dividends to noncontrolling interest					—	(1.1)
Aclara noncontrolling interest					—	2.4
Director's deferred compensation		0.1			0.1
BALANCE AT March 31, 2018	$0.6	$10.1	$1,909.0	$(257.7)	$1,662.0	$16.5
(1) For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against Common Stock par value, Additional paid-in capital, to the extent available, and Retained earnings. The change in Retained earnings of $6.3 million, and zero in 2019, and 2018, respectively, reflects this accounting treatment.

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statement of Comprehensive Income.

HUBBELL INCORPORATED-Form 10-Q    14

Back to Contents

NOTE 10 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the three months ended March 31, 2019 is provided below (in millions):

(debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2018	$0.8	$(2.0)	$(158.7)	$(125.8)	$(285.7)
Other comprehensive income (loss) before reclassifications	(0.3)	0.3	—	7.1	7.1
Amounts reclassified from accumulated other comprehensive loss	(0.3)	—	1.5	—	1.2
Current period other comprehensive income (loss)	(0.6)	0.3	1.5	7.1	8.3
Reclassification of stranded tax effects	—	—	(30.0)	—	(30.0)
BALANCE AT MARCH 31, 2019	$0.2	$(1.7)	$(187.2)	$(118.7)	$(307.4)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$0.2	$—		Net sales
	0.3	(0.2)		Cost of goods sold
	0.5	(0.2)		Total before tax
	(0.2)	—		Tax benefit (expense)
	$0.3	$(0.2)		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.2	$0.2	(a)
Actuarial gains/(losses)	(2.2)	(2.8)	(a)
	(2.0)	(2.6)		Total before tax
	0.5	0.6		Tax benefit (expense)
	$(1.5)	$(2.0)		Gain (loss) net of tax
Losses reclassified into earnings	$(1.2)	$(2.2)		Gain (loss) net of tax

(a)
These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 12 – Pension and Other Benefits in the Notes to Condensed Consolidated Financial Statements for additional details).

HUBBELL INCORPORATED-Form 10-Q    15

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

The following table sets forth the computation of earnings per share for the three months ended March 31, 2019 and 2018 (in millions, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income attributable to Hubbell	$72.3	$58.3
Less: Earnings allocated to participating securities	(0.3)	(0.2)
Net income available to common shareholders	$72.0	$58.1
Denominator:
Average number of common shares outstanding	54.4	54.7
Potential dilutive common shares	0.2	0.4
Average number of diluted shares outstanding	54.6	55.1
Earnings per share:
Basic	$1.32	$1.06
Diluted	$1.32	$1.05

The Company did not have outstanding any significant anti-dilutive securities during the three months ended March 31, 2019 and 2018.

HUBBELL INCORPORATED-Form 10-Q    16

Back to Contents

NOTE 12 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three months ended March 31, 2019 and 2018 (in millions):

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Three Months Ended March 31,
Service cost	$0.5	$1.1	$—	$—
Interest cost	8.7	8.6	0.3	0.2
Expected return on plan assets	(7.6)	(8.5)	—	—
Amortization of prior service cost	—	—	(0.2)	(0.2)
Amortization of actuarial losses	2.2	2.8	—	—
NET PERIODIC BENEFIT COST	$3.8	$4.0	$0.1	$—

Employer Contributions

Although not required by ERISA and the Internal Revenue Code, the Company may elect to make a voluntary contribution to its qualified domestic defined benefit pension plan in 2019. The Company anticipates making required contributions of approximately $0.5 million to its foreign pension plans during 2019, of which $0.1 million has been contributed through March 31, 2019.

HUBBELL INCORPORATED-Form 10-Q    17

Back to Contents

NOTE 13 Guarantees

The Company records a liability equal to the fair value of guarantees in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of March 31, 2019 and December 31, 2018, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the three months ended March 31, 2019 and 2018 are set forth below (in millions):

	2019	2018
BALANCE AT JANUARY 1,	$92.7	$14.0
Provision(a)	3.5	3.2
Expenditures/other	(12.0)	(4.5)
Acquisitions(b)	—	44.4
BALANCE AT MARCH 31,	$84.2	$57.1
(a) Refer to Note 7 – Other Accrued Liabilities and Note 8 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.
(b) The acquisition amount disclosed relates to the Aclara acquisition.

HUBBELL INCORPORATED-Form 10-Q    18

Back to Contents

NOTE 14 Fair Value Measurement

Investments

At March 31, 2019 and December 31, 2018, the Company had $49.8 million and $51.2 million, respectively, of available-for-sale securities, consisting of municipal bonds classified in Level 2 of the fair value hierarchy and an investment in the redeemable preferred stock of a privately-held electrical utility substation security provider classified in Level 3 of the fair value hierarchy. The Company also had $17.2 million of trading securities at March 31, 2019 and $14.3 million at December 31, 2018 that are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

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

Level 3 – Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions.

HUBBELL INCORPORATED-Form 10-Q    19

Back to Contents

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at March 31, 2019 and December 31, 2018 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
March 31, 2019
Money market funds(a)	$24.8	$—	$—	$24.8
Time Deposits(a)	—	21.3	—	21.3
Available for sale investments	—	47.3	2.5	49.8
Trading securities	17.2	—	—	17.2
Deferred compensation plan liabilities	(17.2)	—	—	(17.2)
Derivatives:
Forward exchange contracts-Assets(b)	—	0.8	—	0.8
Forward exchange contracts-(Liabilities)(c)	—	(0.1)	—	(0.1)
TOTAL	$24.8	$69.3	$2.5	$96.6

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
December 31, 2018
Money market funds(a)	$15.1	$—	$—	$15.1
Time Deposits(a)	—	20.9	—	20.9
Available for sale investments	—	48.9	2.3	51.2
Trading securities	14.3	—	—	14.3
Deferred compensation plan liabilities	(14.3)	—	—	(14.3)
Derivatives:
Forward exchange contracts-Assets(b)	—	1.6	—	1.6
Forward exchange contracts-(Liabilities)(c)	—	—	—	—
TOTAL	$15.1	$71.4	$2.3	$88.8
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

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. The Company purchased $2.2 million and $1.6 million of trading securities related to these deferred compensation plans during the three months ended March 31, 2019 and 2018. As a result of participant distributions, the Company sold $0.6 million of these trading securities during the three months ended March 31, 2019 and $0.4 million during the three months ended March 31, 2018. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

HUBBELL INCORPORATED-Form 10-Q    20

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

In 2019 and 2018, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge exposure to fluctuating rates of exchange for both anticipated inventory purchases and forecasted sales by its subsidiaries that transact business in Canada. As of March 31, 2019, the Company had 35 individual forward exchange contracts for an aggregate notional amount of $38.4 million, having various expiration dates through March 2020. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

The following table summarizes the results of cash flow hedging relationships for the three months ended March 31, 2019 and 2018 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Income (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings Effective Portion (net of tax)
Derivative Instrument	2019	2018	(Effective Portion)	2019	2018
Forward exchange contract	$(0.3)	$0.4	Net sales	$0.1	$—
			Cost of goods sold	$0.2	$(0.2)

Long Term Debt

As of March 31, 2019 and December 31, 2018, the carrying value of the long-term debt including the $25.0 million current portion of the Term Loan was $1,756.5 million and $1,762.1 million, respectively. The estimated fair value of the long-term debt as of March 31, 2019 and December 31, 2018 was $1,732.8 million and $1,688.1 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

HUBBELL INCORPORATED-Form 10-Q    21

Back to Contents

NOTE 15 Commitments and Contingencies

The Company is subject to various legal proceedings arising in the normal course of its business. These proceedings include claims for damages arising out of use of the Company’s products, intellectual property, workers’ compensation and environmental matters. The Company is self-insured up to specified limits for certain types of claims, including product liability and workers’ compensation, and is fully self-insured for certain other types of claims, including environmental and intellectual property matters. The Company recognizes a liability for any contingency that in management’s judgment is probable of occurrence and can be reasonably estimated. We continually reassess the likelihood of adverse judgments and outcomes in these matters, as well as estimated ranges of possible losses based upon an analysis of each matter which includes advice of outside legal counsel and, if applicable, other experts.

As previously reported, in the fourth quarter of 2016, the Company recorded a charge of $12.5 million in Cost of goods sold representing the estimated withdrawal liability from one of the multi-employer pension plans in which it participated. Depending on actions of third parties, including bankruptcy or withdrawals from the multi-employer plan of the remaining participants under terms customary to multi-employer plans, it is possible that the Company could in the future be subject to certain additional liabilities associated with its participation and withdraw from the multi-employer pension plan, which the Company estimated could be up to an additional $23 million as of March 31, 2019. In connection therewith, on October 4, 2018, the trustees of the plan demanded an additional payment of $23.3 million. The Company disputes the trustees' demand and on October 4, 2018, the Company commenced an arbitration proceeding with respect thereto. In March 2019, the remaining employer in the multi-employer pension plan filed for protection under Chapter 11 of the United States Bankruptcy Code inducing a stay of the arbitration. The Company intends to continue to pursue arbitration pending the outcome of the bankruptcy proceedings.

HUBBELL INCORPORATED-Form 10-Q    22

Back to Contents

NOTE 16 Restructuring Costs and Other

In the three months ended March 31, 2019, we incurred costs for restructuring actions initiated in 2019 as well as costs for restructuring actions initiated in the prior year. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions and the sale or exit of business units we determine to be non-strategic. Restructuring costs include severance and employee benefits, asset impairments, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash, and the liability associated with our withdrawal from a multi-employer pension plan, which may be settled either in periodic payments over approximately 19 years, or in a lump sum, subject to negotiation.

Pre-tax restructuring costs incurred in each of our reporting segments and the location of the costs in the Condensed Consolidated Statement of Income for the three months ended March 31, 2019 and 2018 is as follows (in millions):

	Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018
	Cost of goods sold		Selling & administrative expense		Total
Electrical Segment	$0.2	$0.8	$1.0	$(0.1)	$1.2	$0.7
Power Segment	0.5	—	1.3	—	1.8	—
Total Pre-Tax Restructuring Costs	$0.7	$0.8	$2.3	$(0.1)	$3.0	$0.7

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/19	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 3/31/2019
2019 Restructuring Actions
Severance	$—	$1.8	$(0.5)	$1.3
Asset write-downs	—	—	—	—
Facility closure and other costs	—	0.7	(0.6)	0.1
Total 2019 Restructuring Actions	$—	$2.5	$(1.1)	$1.4
2018 and Prior Restructuring Actions
Severance	$7.7	$0.1	$(2.5)	$5.3
Asset write-downs	—	—	—	—
Facility closure and other costs(a)	13.3	0.4	(0.8)	12.9
Total 2018 and Prior Restructuring Actions	$21.0	$0.5	$(3.3)	$18.2
Total Restructuring Actions	$21.0	$3.0	$(4.4)	$19.6
(a) The beginning and ending accrual of Facility closure and other costs includes the balance of accrued liability associated with the withdrawal from a multi-employer pension plan as a result of a restructuring action in 2016 that is settled over multiple years.

HUBBELL INCORPORATED-Form 10-Q    23

Back to Contents

The actual costs incurred and total expected cost of our on-going restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2018	Costs incurred during first three months of 2019	Remaining costs at 3/31/2019
2019 Restructuring Actions
Electrical Segment	$1.2	$—	$1.1	$0.1
Power Segment	1.4	—	1.4	—
Total 2019 Restructuring Actions	$2.6	$—	$2.5	$0.1
2018 and Prior Restructuring Actions
Electrical Segment	$14.3	$8.3	$0.1	$5.9
Power Segment	5.1	3.7	0.4	1.0
Total 2018 and Prior Restructuring Actions(a)	$19.4	$12.0	$0.5	$6.9
Total Restructuring Actions	$22.0	$12.0	$3.0	$7.0
(a) Remaining costs at 3/31/2019 associated with 2018 and prior restructuring actions do not include any potential future liability associated with the withdrawal from a multi-employer pension plan, refer to Note 15 — Commitments and Contingencies.

HUBBELL INCORPORATED-Form 10-Q    24

Back to Contents

NOTE 17 Leases

We have operating leases for office space, certain manufacturing facilities, office and manufacturing equipment, and vehicles. Our finance leases are not material. The term of these leases is generally 10 years or less, in some cases with options to extend the term for up to 5 years, or options to terminate after one year without penalty. In general, our vehicle lease payments contain a monthly base rent payment which is adjusted based on changes to the LIBOR rate over the lease term. Certain other lease agreements contain variable payments related to a consumer price index or similar metric. Any change in payment amounts as a result of a change in a rate or index are considered variable lease payments and recognized as profit or loss when incurred.

Rent expense for operating leases in the Condensed Consolidated Statement of Income for the three months ended March 31, 2019 is $9.6 million. Cash paid for operating leases during the three months ended March 31, 2019 was $8.5 million and reported as cash outflows from operating activities in the Condensed Consolidated Statements of Cash Flows. Right-of-use ("ROU") assets obtained in exchange for lease obligations during the three months ended March 31, 2019 was $2.2 million.

Amounts recognized for operating leases in the Condensed Consolidated Balance Sheet is as follows:

(in millions)	March 31, 2019
Operating lease right-of-use assets	$102.1
TOTAL ASSETS	$102.1

Other accrued liabilities	$31.4
Other Non-Current Liabilities	74.2
TOTAL LIABILITIES	$105.6

The weighted average remaining lease term as of March 31, 2019 for operating leases was 5 years. The weighted average discount rate used to measure the ROU asset and lease liability for operating leases was 3.8% as of March 31, 2019.

Future maturities of our operating lease liabilities are as follows:

	2019	2020	2021	2022	2023	Thereafter	Total Payments	Imputed Interest	Total
Operating Leases	26.0	27.8	19.1	11.8	11.0	20.9	116.6	(11.0)	$105.6

HUBBELL INCORPORATED-Form 10-Q    25

Back to Contents

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, the UK, Brazil, Australia, Spain and Ireland. The Company also participates in joint ventures in Taiwan, Hong Kong and the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company employed approximately 19,400 individuals worldwide as of March 31, 2019.

The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for the three months ended March 31, 2019 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

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

Productivity improvement also continues to be a key area of focus for the Company and efforts to drive productivity complement our restructuring and related activities to minimize the impact of rising material costs and administrative cost inflation. Because material costs are approximately two-thirds of our cost of goods sold, volatility in this area can significantly impact profitability. Our goal is to have pricing and productivity programs that offset material and other inflationary cost increases as well as pay for investments in key growth areas.

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

Acquisition of Aclara

On February 2, 2018, the Company acquired Aclara for approximately $1.1 billion. Aclara is a leading global provider of smart infrastructure solutions for electric, gas, and water utilities, with advanced metering solutions and grid monitoring sensor technology, as well as leading software enabled installation services. The acquisition extended the Power segment's capabilities into smart automation technologies, accelerates ongoing innovation efforts to address utility customer demand for data and integrated solutions, and expands the segment's reach to a broader set of utility customers.

HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents

Results of Operations – First Quarter of 2019 compared to the First Quarter of 2018

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended March 31,
	2019	% of Net sales	2018	% of Net sales
Net sales	$1,087.3		$991.2
Cost of goods sold	780.0	71.7%	708.3	71.5%
Gross profit	307.3	28.3%	282.9	28.5%
Selling & administrative ("S&A") expense	186.4	17.1%	183.3	18.5%
Operating income	120.9	11.1%	99.6	10.0%
Net income attributable to Hubbell	72.3	6.6%	58.3	5.9%
EARNINGS PER SHARE – DILUTED	$1.32		$1.05

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

Effective with results of operations reported in the first quarter of 2019, "adjusted" operating measures exclude amortization of intangible assets associated with all of our business acquisitions, including inventory step-up amortization associated with those acquisitions. In 2018, adjusted operating measures excluded only the amortization of intangible assets associated with the Aclara acquisition. For comparability, all prior period "adjusted" operating measures have been updated to reflect this change in definition.

Our adjusted operating measures in 2018 also exclude transaction costs associated with the Aclara acquisition. Aclara transaction costs were primarily for professional services and other fees incurred to complete the acquisition as well as bridge financing costs recognized in interest expense in connection with the transaction. In the first quarter of 2018, Aclara transaction costs were $10.3 million pre-tax, of which $8.7 million was recognized in S&A expense and $1.6 million was recognized in interest expense. The effect of transaction costs relating to the Aclara acquisition was complete in 2018. Only a portion of the Aclara transaction costs were tax deductible.

HUBBELL INCORPORATED-Form 10-Q    27

Back to Contents

The following table reconciles our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	Three Months Ended March 31,
	2019	% of Net sales	2018	% of Net sales
Gross profit (GAAP measure)	$307.3	28.3%	$282.9	28.5%
Amortization of acquisition-related intangible assets	6.1		10.7
Adjusted gross profit	$313.4	28.8%	$293.6	29.6%

S&A expenses (GAAP measure)	$186.4	17.1%	$183.3	18.5%
Amortization of acquisition-related intangible assets	12.1		11.7
Aclara transaction costs	—		8.7
Adjusted S&A expenses	$174.3	16.0%	$162.9	16.4%

Operating income (GAAP measure)	$120.9	11.1%	$99.6	10.0%
Amortization of acquisition-related intangible assets	18.2		22.4
Aclara transaction costs	—		8.7
Adjusted operating income	$139.1	12.8%	$130.7	13.2%

Net income attributable to Hubbell (GAAP measure)	$72.3		$58.3
Amortization of acquisition-related intangible assets, net of tax	13.6		16.8
Aclara transaction costs, net of tax	—		8.7
Adjusted net income attributable to Hubbell	$85.9		$83.8
Less: Earnings allocated to participating securities	(0.3)		(0.3)
Adjusted net income available to common shareholders	$85.6		$83.5
Average number of diluted shares outstanding	54.6		55.1
ADJUSTED EARNINGS PER SHARE – DILUTED	$1.57		$1.51

Net Sales

Net sales of $1,087.3 million in the first quarter of 2019 increased ten percent compared to the first quarter of 2018 due to the contribution of net sales from acquisitions and higher organic volume. Acquisitions added five percentage points to net sales from the acquisition of Aclara, and organic net sales growth contributed five percentage points, including favorable price realization. Foreign exchange reduced net sales by less than one percentage point as compared to the first quarter of the prior year.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold increased by 20 basis points to 71.7% in the first quarter of 2019 as compared to 71.5% in the first quarter of 2018. The increase was primarily driven by three months of operating results of the Aclara business in the first quarter of 2019 (February 2, 2018 acquisition date) and unfavorable net sales mix. The impact of those items was partially offset by favorable price realization that outpaced rising material costs and lower amortization of acquisition-related intangibles in the first quarter of 2019.

Gross Profit

Gross profit margin declined by 20 basis points to 28.3% in the first quarter of 2019, driven by cost of goods sold discussed above. Excluding amortization of acquisition-related intangible assets, the adjusted gross profit margin was 28.8% in the first quarter of 2019 as compared to 29.6% in the first quarter of 2018.

Selling & Administrative Expenses

S&A expense in the first quarter of 2019 was $186.4 million and increased by $3.1 million compared to the prior year period. S&A expense as a percentage of net sales declined by 140 basis points to 17.1% in the first quarter of 2019. Excluding amortization of acquisition-related intangible assets and Aclara transaction costs incurred in the first quarter of 2018, adjusted S&A expense as a percentage of net sales declined by 40 basis points to 16.0% in the first quarter of 2019 primarily due to volume leverage associated with higher net sales.

HUBBELL INCORPORATED-Form 10-Q    28

Back to Contents

Total Other Expense

Total other expense decreased by $0.9 million in the first quarter of 2019 to $22.9 million primarily due to Aclara transaction costs incurred in the first quarter of 2018 that did not repeat in the first quarter of 2019, partially offset by higher interest expense.

Income Taxes

The effective tax rate in the first quarter of 2019 increased to 24.7% from 21.1% in the first quarter of 2018, primarily due to the absence of a favorable income tax benefit related to share-based compensation in the first quarter of 2018.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell was $72.3 million in the first quarter of 2019 and increased twenty-four percent as compared to the first quarter of 2018, primarily as a result of higher operating income discussed above, partially offset by an increase in the effective tax rate during the 2019 period. Excluding amortization of acquisition-related intangibles and Aclara transaction costs, adjusted net income attributable to Hubbell was $85.9 million in the first quarter of 2019 and increased three percent compared to the first quarter of 2018. Earnings per diluted share in the first quarter of 2019 increased twenty-six percent as compared to the first quarter of 2018. Adjusted earnings per diluted share in the first quarter of 2019 increased four percent as compared to the first quarter of 2018 and reflects higher adjusted net income as well as a decline in the average number of diluted shares outstanding of 0.5 million as compared to the same period of the prior year.

Segment Results

ELECTRICAL

	Three Months Ended March 31,
(In millions)	2019	2018
Net sales	$630.2	$618.1
Operating income	68.6	61.2
Amortization of acquisition-related intangible assets	5.7	6.0
Adjusted operating income	$74.3	$67.2
Operating margin	10.9%	9.9%
Adjusted operating margin	11.8%	10.9%

Net sales in the Electrical segment in the first quarter of 2019 were $630.2 million, up two percent as compared to the first quarter of 2018 due to three percentage points of organic net sales growth, partially offset by an approximately one percentage point headwind from foreign exchange.

Within the segment, the aggregate net sales of our Commercial and Industrial and Construction and Energy business groups increased by two percentage points, due to approximately three percentage points of organic net sales growth, partially offset by a one percentage point headwind from foreign exchange. Organic net sales growth of these businesses was driven primarily by our products serving the industrial, natural gas distribution, and non-residential markets. Net sales of our Lighting business group increased approximately two percent in the first quarter of 2019 driven by favorable price realization. Within the Lighting business group, net sales of residential lighting and commercial and industrial lighting products each increased by two percent.

Operating income in the Electrical segment for the first quarter of 2019 was $68.6 million and increased 12% compared to the first quarter of 2018. Operating margin in the first quarter of 2019 increased by 100 basis points to 10.9% as compared to the same period of 2018. The increase in operating margin is primarily due to favorable price realization in excess of material cost increases. Excluding amortization of acquisition-related intangibles, operating margin increased by 90 basis points to 11.8%.

HUBBELL INCORPORATED-Form 10-Q    29

Back to Contents

POWER

	Three Months Ended March 31,
(In millions)	2019	2018
Net sales	$457.1	$373.1
Operating income	52.3	38.4
Amortization of acquisition-related intangible assets	12.5	16.4
Aclara transaction costs	—	8.7
Adjusted operating income	$64.8	$63.5
Operating margin	11.4%	10.3%
Adjusted operating margin	14.2%	17.0%

Net sales in the Power segment in the first quarter of 2019 were $457.1 million, up approximately 23% as compared to the first quarter of 2018 primarily due to acquisitions, which contributed approximately 14 percentage points to net sales growth. Organic net sales growth contributed nine percentage points to net sales, including favorable price realization, and was driven by growth in the distribution market, as well as strong growth in the Aclara business. The impact of foreign exchange reduced net sales by less than one percentage point.

Operating income in the Power segment for the first quarter of 2019 increased by thirty-six percent to $52.3 million as compared to the same period of 2018. Operating margin in the first quarter of 2019 increased to 11.4% as compared to 10.3% in the same period of 2018. The increase in operating income and operating margin reflects $8.7 million of Aclara transaction costs incurred in the first quarter of 2018 that did not repeat in the first quarter of 2019, as well as intangible amortization associated with the Aclara acquisition that was approximately $3.0 million lower in the first quarter of 2019. Excluding amortization of acquisition-related intangibles and Aclara transaction costs, operating margin decreased by 280 basis points to 14.2%, primarily driven by three months of operating results of the Aclara business in the first quarter of 2019 as compared to two months of operating results of the Aclara business in the first quarter of 2018, and unfavorable Aclara net sales mix. The decrease attributed to those items was partially offset by a benefit from higher net sales volume and favorable price realization that was in excess of material cost increases including tariffs.

HUBBELL INCORPORATED-Form 10-Q    30

Back to Contents

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Three Months Ended March 31,
(In millions)	2019	2018
Net cash provided by (used in):
Operating activities	$78.1	$(0.4)
Investing activities	(20.1)	(1,139.8)
Financing activities	(43.7)	975.0
Effect of foreign currency exchange rate changes on cash and cash equivalents	2.0	6.5
NET CHANGE IN CASH AND CASH EQUIVALENTS	$16.3	$(158.7)

Cash provided by operating activities for the three months ended March 31, 2019 was $78.1 million compared to cash used by operating activities of $0.4 million for the same period in 2018 primarily due to cash provided by improvements in net working capital, and higher net income, partially offset by higher cash payments related to employee compensation.

Cash used for investing activities was $20.1 million in the three months ended March 31, 2019 compared to cash used of $1,139.8 million during the comparable period in 2018 and primarily reflects the cash used for the Aclara acquisition in 2018.

Cash used by financing activities was $43.7 million in the three months ended March 31, 2019 as compared to cash provided of $975.0 million during the comparable period of 2018. The change in cash flows from financing activities reflects the proceeds of the $450 million public debt offering in February 2018 and $500 million Term Loan issued in February 2018.

The favorable impact of foreign currency exchange rates on cash was $2.0 million in the three months ended March 31, 2019 and is primarily related to weakening in the U.S dollar versus the British Pound, Mexican Peso and Canadian Dollar in the three months ended March 31, 2019.

Investments in the Business

Investments in our business include cash outlays for the acquisition of businesses as well as expenditures to maintain the operation of our equipment and facilities and invest in restructuring activities.
We continually invest in restructuring and related programs to maintain a competitive cost structure, drive operational efficiency and mitigate the impact of rising material costs and administrative cost inflation. As a result of these programs we have exited a total of 30 manufacturing and warehousing facilities since those programs began in late 2014. We expect our investment in restructuring and related spend in 2019 and 2020 to increase as we initiate further footprint consolidation and cost reduction initiatives.
In connection with our restructuring and related actions, we have incurred restructuring costs as defined by U.S. GAAP, which are primarily severance and employee benefits, asset impairments, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. We also incur restructuring-related costs, which are costs associated with our business transformation initiatives, including the consolidation of back-office functions and streamlining our processes, and certain other costs and gains associated with restructuring actions. We refer to these costs on a combined basis as "restructuring and related costs", which is a non-GAAP measure.

Restructuring costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash. Restructuring costs in 2016 also included a $12.5 million charge to recognize a liability associated with the withdrawal from a multi-employer pension plan, which is to be settled in periodic payments over approximately 19 years or in a lump sum, subject to negotiation. In March 2019, the remaining employer in the multi-employer pension plan filed for protection under Chapter 11 of the United States Bankruptcy Code inducing a stay of the arbitration. The Company intends to continue to pursue arbitration pending the outcome of the bankruptcy proceedings. Refer to Note 15 — Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information.

HUBBELL INCORPORATED-Form 10-Q    31

Back to Contents

The table below presents restructuring and related costs incurred in the first three months of 2019, additional expected costs, and the expected completion date for those restructuring actions that were initiated in 2018 and prior years (in millions):

	Costs incurred in the three months ended March 31, 2019	Additional expected costs	Expected completion date
2019 Restructuring Actions	$2.5	$0.1	2019
2018 and Prior Restructuring Actions (a)	0.5	6.9	2019
Total Restructuring cost (GAAP measure)	$3.0	$7.0
Restructuring-related costs	0.3	1.4
Restructuring and related costs (Non-GAAP)	$3.3	$8.4
(a) Additional expected costs do not include any potential future liability associated with the withdrawal from the multi-employer pension plan referred to in the preceding paragraph, Additional information about the withdrawal liability associated with that multi-employer plan is included in Note 11 — Retirement Benefits in the Notes to Consolidated Financial Statements in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2018 and Note 15 — Commitments and Contingencies in this Form 10-Q.

During the first three months of 2019, we invested $23.3 million in capital expenditures, an increase of $1.3 million from the comparable period of 2018 as we made higher investments in facilities and equipment during 2019 to support our continuing focus on productivity.

Stock Repurchase Program

On October 20, 2017, the Board of Directors approved a new stock repurchase program (the “October 2017 program”) that authorized the repurchase of up to $400 million of Common Stock and expires on October 20, 2020. As of March 31, 2019, the Company has repurchased $50.0 million of shares of Common Stock bringing the remaining share repurchase authorization to $350 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At March 31, 2019 and December 31, 2018, the Company had $1,731.5 million and $1,737.1 million, respectively, of long-term debt, net of unamortized discount and the unamortized balance of capitalized debt issuance costs. At March 31, 2019 and December 31, 2018, the Company also had $25.0 million of long-term debt classified as short-term on the Condensed Consolidated Balance Sheets, reflecting maturities within the next twelve months.

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

Pursuant to the contractual loan amortization schedule, $25.0 million of borrowings under the Term Loan are classified as short-term within current liabilities on the March 31, 2019 and December 31, 2018 Condensed Consolidated Balance Sheets.

At March 31, 2019 and December 31, 2018 long-term debt consisted of unsecured, senior notes in principal amounts of $300 million due in 2022 (the "2022 Notes"), $400 million due in 2026 (the "2026 Notes"), $300 million due in 2027 (the "2027 Notes"), $450 million due in 2028 (the "2028 Notes") and the remaining outstanding balance on the Term Loan.

The 2022 Notes, 2026 Notes, 2027 Notes and 2028 Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary event of default under the indenture governing such Notes, as modified by the supplemental indentures creating such notes, or upon a change in control triggering event as defined in such indenture. The Company was in compliance with all covenants (none of which is financial) as of March 31, 2019.

HUBBELL INCORPORATED-Form 10-Q    32

Back to Contents

At March 31, 2019 and December 31, 2018, the Company had $77.3 million and $56.1 million, respectively, of short-term debt outstanding composed of;

◦	$50.0 million and $26.0 million of commercial paper borrowings outstanding at March 31, 2019 and December 31, 2018, respectively.

◦
$25.0 million of long-term debt classified as short-term within current liabilities in the Condensed Consolidated Balance sheets, reflecting maturities within the next twelve months relating to our borrowing under the Term Loan.

◦	$2.3 million at March 31, 2019 and $5.1 million at December 31, 2018, respectively, of borrowings to support our international operations in China.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	March 31, 2019	December 31, 2018
Total Debt	$1,808.8	$1,793.2
Total Hubbell Shareholders’ Equity	1,808.1	1,780.6
TOTAL CAPITAL	$3,616.9	$3,573.8
Total Debt to Total Capital	50%	50%
Cash and Investments	272.3	254.5
Net Debt	$1,536.5	$1,538.7
Net Debt to Total Capital	42%	43%

Liquidity

We measure liquidity on the basis of our ability to meet short-term and long-term operational funding needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, cash dividend payments, stock repurchases, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms. In the first three months of 2019, we returned capital to our shareholders, by paying $45.8 million of dividends on our common stock and using $10.0 million of cash for share repurchases. Those activities were funded primarily with cash flow from operations.

We also require cash outlays to fund our operations, our capital expenditures, and an increase in working capital that would be required to accommodate a higher level of business activity for the foreseeable future, as well as our rate of cash dividends, and potential future acquisitions. We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that are summarized in the table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2018. As a result of the TCJA, we also have an obligation to fund, over the next seven years, the Company's liability for the transition tax on the deemed repatriation of foreign earnings.

HUBBELL INCORPORATED-Form 10-Q    33

Back to Contents

Our sources of funds and available resources to meet these funding needs are as follows:

◦
Cash flows from operations and existing cash resources: In addition to cash flows from operations, we also had $205.3 million of cash and cash equivalents at March 31, 2019, of which approximately 8% was held inside the United States and the remainder held internationally.

◦
On January 31, 2018, the Company entered into a five-year revolving credit agreement (the "2018 Credit Facility") with a syndicate of lenders that provides a $750 million committed revolving credit facility and terminated all commitments under the 2015 Credit Facility. Commitments under the 2018 Credit Facility may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.250 billion. The interest rate applicable to borrowings under the 2018 Credit Facility is generally either the adjusted LIBOR plus an applicable margin (determined by a ratings based grid) or the alternate base rate. The single financial covenant in the 2018 Credit Facility requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company. The 2018 Credit Facility expires in February 2023. As of March 31, 2019 the Company had not drawn against the facility.

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

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the first three months of 2019, there were no material changes in our estimates and critical accounting policies.

HUBBELL INCORPORATED-Form 10-Q    34

Back to Contents

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our expected capital resources, liquidity, financial performance, pension funding, and results of operations and are based on our reasonable current expectations. In addition, all statements regarding the expected financial impact of the integration of Aclara, adoption of updated accounting standards and any expected effects of such adoption, restructuring plans and expected associated costs and benefits, intent to repurchase shares of Common Stock, and changes in operating results, anticipated market conditions and productivity initiatives are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

•	Changes in demand for our products, market conditions, product quality, or product availability affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiatives and strategic sourcing plans.

•	Impacts of trade tariffs, import quotas or other trade restrictions or measures taken by the U.S., U.K. and other countries.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected or future levels of operating cash flow, indebtedness and capital spending.

•	General economic and business conditions in particular industries, markets or geographic regions, as well as inflationary trends.

•	Regulatory issues, changes in tax laws including the TCJA, or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	A major disruption in one or more of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations and relocations.

•
Changes in our relationships with, or the financial condition or performance of, key distributors and other customers, agents or business partners which could adversely affect our results of operations.

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions, as well as withdrawal liabilities.

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Ability to carry out future acquisitions and strategic investments in our core businesses as well as the acquisition related costs.

•	Ability to successfully execute, manage and integrate key acquisitions and mergers.

•	The ability to effectively implement ERP systems without disrupting operational and financial processes.

•	Unanticipated difficulties integrating acquisitions as well as the realization of expected synergies and benefits anticipated when we make an acquisition.

•	The ability of government customers to meet their financial obligations.

•	Political unrest in foreign countries.

•	The impact of Brexit and other world economic and political issues.

•	Natural disasters.

•	Failure of information technology systems or security breaches resulting in unauthorized disclosure of confidential information.

•	Future revisions or clarifications of the TCJA.

•	Future repurchases of common stock under our common stock repurchase program.

•	Changes in accounting principles, interpretations, or estimates.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

•	Transitioning from LIBOR to a replacement alternative reference rate.

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

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the first three months of 2019. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED-Form 10-Q    36

Back to Contents

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 20, 2017, the Board of Directors approved a new stock repurchase program (the “October 2017 program”) that authorized the repurchase of up to $400 million of Common Stock and expires on October 20, 2020. In the three months ended March 31, 2019 , the Company repurchased shares for an aggregate purchase price of approximately $10.0 million. As a result, our remaining share repurchase authorization under the October 2017 program is $350.0 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

The following table summarizes the Company's repurchase activity of Common Stock during the quarter ended March 31, 2019:

	Total Number of Shares of Common Stock Purchased	Average Price Paid per share of Common Stock	Approximate Value of Shares that May Yet Be Purchased Under the Programs
Period	(000’s)	Share	(in millions)
BALANCE AS OF DECEMBER 31, 2018			$360.0
January 2019	—	$—	$360.0
February 2019	86	$116.56	$350.0
March 2019	—	$—	$350.0
TOTAL FOR THE QUARTER ENDED MARCH 31, 2019	86	$116.56

HUBBELL INCORPORATED-Form 10-Q    37

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    38

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2019

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Joseph A. Capozzoli
	William R. Sperry		Joseph A. Capozzoli
	Senior Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)

HUBBELL INCORPORATED-Form 10-Q    39