Form 10-Q
period 2019-06-30
HUBBELL INC
filed 2019-07-31
CIK 48898

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number 1-2958

HUBBELL INCORPORATED
(Exact name of registrant as specified in its charter)

Connecticut		06-0397030
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
40 Waterview Drive
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
						Yes	☑	No	☐
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

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						Yes	☐	No	☑
 The number of shares outstanding of Hubbell Common Stock as of July 29, 2019 was 54,408,952.

HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Net sales	$1,196.4	$1,166.7	$2,283.7	$2,157.9
Cost of goods sold	839.0	818.8	1,619.0	1,527.1
Gross profit	357.4	347.9	664.7	630.8
Selling & administrative expenses	190.5	191.0	376.9	374.3
Operating income	166.9	156.9	287.8	256.5
Interest expense, net	(17.2)	(18.8)	(34.7)	(36.1)
Multi-employer pension charge (Note 15)	(22.9)	—	(22.9)	—
Other expense, net	(3.2)	(4.1)	(8.6)	(10.6)
Total other expense	(43.3)	(22.9)	(66.2)	(46.7)
Income before income taxes	123.6	134.0	221.6	209.8
Provision for income taxes	25.7	31.6	49.9	47.6
Net income	97.9	102.4	171.7	162.2
Less: Net income attributable to noncontrolling interest	1.9	2.1	3.4	3.6
Net income attributable to Hubbell	$96.0	$100.3	$168.3	$158.6
Earnings per share
Basic	$1.76	$1.83	$3.08	$2.89
Diluted	$1.75	$1.82	$3.07	$2.87
Cash dividends per common share	$0.84	$0.77	$1.68	$1.54
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,
(in millions)	2019	2018
Net income	$97.9	$102.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(3.8)	(30.6)
Defined benefit pension and post-retirement plans, net of taxes of ($0.6) and ($0.6)	1.9	1.9
Unrealized gain (loss) on investments, net of taxes of ($0.1) and $0.0	0.3	(0.1)
Unrealized gain (loss) on cash flow hedges, net of taxes of $0.3 and $(0.4)	(0.7)	1.0
Other comprehensive income	(2.3)	(27.8)
Total comprehensive income	95.6	74.6
Less: Comprehensive income attributable to noncontrolling interest	1.9	2.1
Comprehensive income attributable to Hubbell	$93.7	$72.5
See notes to unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
(in millions)	2019	2018
Net income	$171.7	$162.2
Other comprehensive income (loss):
Foreign currency translation adjustments	3.3	(20.8)
Defined benefit pension and post-retirement plans, net of taxes of ($1.1) and ($1.2)	3.4	3.9
Unrealized gain (loss) on investments, net of taxes of ($0.2) and $0.0	0.6	(0.4)
Unrealized gain (loss) on cash flow hedges, net of taxes of $0.5 and ($0.6)	(1.3)	1.6
Other comprehensive income (loss)	6.0	(15.7)
Total comprehensive income	177.7	146.5
Less: Comprehensive income attributable to noncontrolling interest	3.4	3.6
Comprehensive income attributable to Hubbell	$174.3	$142.9
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$209.9	$189.0
Short-term investments	10.5	9.2
Accounts receivable, net	785.5	725.4
Inventories, net	661.9	651.0
Other current assets	61.2	69.1
Total Current Assets	1,729.0	1,643.7
Property, Plant, and Equipment, net	509.3	502.1
Other Assets
Investments	56.9	56.3
Goodwill	1,784.9	1,784.4
Intangible assets, net	783.8	819.5
Other long-term assets	172.1	66.1
TOTAL ASSETS	$5,036.0	$4,872.1
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt and current portion of long-term debt	$54.2	$56.1
Accounts payable	428.7	393.7
Accrued salaries, wages and employee benefits	73.1	101.6
Accrued insurance	69.6	61.3
Other accrued liabilities	248.5	226.6
Total Current Liabilities	874.1	839.3
Long-Term Debt	1,722.8	1,737.1
Other Non-Current Liabilities	584.1	496.8
TOTAL LIABILITIES	3,181.0	3,073.2
Total Hubbell Shareholders’ Equity	1,835.9	1,780.6
Noncontrolling interest	19.1	18.3
Total Equity	1,855.0	1,798.9
TOTAL LIABILITIES AND EQUITY	$5,036.0	$4,872.1
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in millions)	2019	2018
Cash Flows from Operating Activities
Net income	$171.7	$162.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73.7	76.3
Deferred income taxes	(4.4)	(0.4)
Stock-based compensation	8.3	9.5
Multi-employer pension charge	22.9	—
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(59.3)	(128.3)
Decrease (increase) in inventories, net	(10.1)	3.9
Increase in accounts payable	39.0	46.4
Decrease in current liabilities	(36.1)	(25.0)
Changes in other assets and liabilities, net	5.9	4.0
Contribution to qualified defined benefit pension plans	(0.2)	(1.0)
Other, net	(1.8)	4.7
Net cash provided by operating activities	209.6	152.3
Cash Flows from Investing Activities
Capital expenditures	(47.7)	(47.5)
Acquisition of businesses, net of cash acquired	—	(1,116.0)
Purchases of available-for-sale investments	(4.5)	(6.2)
Proceeds from available-for-sale investments	7.1	13.0
Other, net	3.6	1.6
Net cash used in investing activities	(41.5)	(1,155.1)
Cash Flows from Financing Activities
Long-term debt (repayments) borrowings, net	(12.5)	941.2
Short-term debt (repayments) borrowings, net	(5.0)	(2.1)
Payment of dividends	(91.5)	(84.4)
Payment of dividends to noncontrolling interest	(2.6)	(2.8)
Repurchase of common shares	(30.0)	(10.0)
Debt issuance costs	—	(7.6)
Other, net	(6.6)	(8.0)
Net cash (used) provided by financing activities	(148.2)	826.3
Effect of foreign currency exchange rate changes on cash and cash equivalents	1.0	(3.4)
Increase (decrease) in cash and cash equivalents	20.9	(179.9)
Cash and cash equivalents
Beginning of period	189.0	375.0
End of period	$209.9	$195.1
See notes to unaudited condensed consolidated financial statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States of America (“U.S.”) GAAP for audited financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

In June 2016, the FASB issued an Accounting Standards Update (ASU 2016-13), "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for periods beginning after December 15, 2019, with early adoption permitted. The standard requires that any impact of adoption is to be recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

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

HUBBELL INCORPORATED-Form 10-Q    8

Back to Contents

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

The following table presents disaggregated revenue by business group:

	Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018
in millions	Electrical		Power		Total
Net sales
Hubbell Commercial and Industrial	$234.3	$235.2	$—	$—	$234.3	$235.2
Hubbell Construction and Energy	207.3	207.4	—	—	207.3	207.4
Hubbell Lighting	246.6	246.0	—	—	246.6	246.0
Hubbell Power Systems	—	—	508.2	478.1	508.2	478.1
Total net sales	$688.2	$688.6	$508.2	$478.1	$1,196.4	$1,166.7

	Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
in millions	Electrical		Power		Total
Net sales
Hubbell Commercial and Industrial	$455.6	$450.7	$—	$—	$455.6	$450.7
Hubbell Construction and Energy	395.6	393.9	—	—	395.6	393.9
Hubbell Lighting	467.2	462.1	—	—	467.2	462.1
Hubbell Power Systems	—	—	965.3	851.2	965.3	851.2
Total net sales	$1,318.4	$1,306.7	$965.3	$851.2	$2,283.7	$2,157.9

HUBBELL INCORPORATED-Form 10-Q    9

Back to Contents

The following table presents disaggregated revenue by geographic location (on a geographic basis, the Company defines "international" as operations based outside of the United States and its possessions):

	Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018
in millions	Electrical		Power		Total
Net sales
United States	$620.4	$614.1	$477.8	$440.0	$1,098.2	$1,054.1
International	67.8	74.5	30.4	38.1	98.2	112.6
Total net sales	$688.2	$688.6	$508.2	$478.1	$1,196.4	$1,166.7

	Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
in millions	Electrical		Power		Total
Net sales
United States	$1,186.1	$1,160.8	$909.0	$788.4	$2,095.1	$1,949.2
International	132.3	145.9	56.3	62.8	188.6	208.7
Total net sales	$1,318.4	$1,306.7	$965.3	$851.2	$2,283.7	$2,157.9

Contract Balances

Our contract liabilities consist of advance payments for products as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in Other accrued liabilities and the non-current portion of deferred revenue is included in Other non-current liabilities in the Condensed Consolidated Balance Sheet.

Contract liabilities were $33.3 million as of June 30, 2019 compared to $27.7 million as of December 31, 2018. The $5.6 million increase in our contract liabilities balance was primarily due to a $16.1 million net increase in current year deferrals primarily due to timing of advance payments on certain orders, partially offset by the recognition of $10.5 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2019. The Company has an immaterial amount of contract assets relating to performance obligations satisfied prior to payment that is recorded in Other long-term assets in the Condensed Consolidated Balance Sheet. Impairment losses recognized on our receivables and contract assets were immaterial for the three and six months ended June 30, 2019.

Unsatisfied Performance Obligations

As of June 30, 2019, the Company had approximately $425 million of unsatisfied performance obligations for contracts with an original expected length of greater than one year, primarily relating to long-term contracts of the Power segment to deliver and install meters. The Company expects that a majority of the unsatisfied performance obligations will be completed and recognized over the next 3 years.

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

The Company financed the acquisition and related transactions with net proceeds from borrowings under a new unsecured term loan facility in the aggregate principal amount of $500 million, the issuance of 3.50% Senior Notes due 2028 in the aggregate principal amount of $450 million, and issuances of commercial paper.

Supplemental Pro-Forma Data

Aclara’s results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on February 2, 2018. Aclara contributed sales of approximately $254.1 million and an operating income of approximately $2.6 million for the period from the completion of the acquisition through June 30, 2018.

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

Pro-forma Six Months Ended
June 30, 2018
Net sales	$2,205.4
Net income attributable to Hubbell	$167.2
Earnings Per Share:
Basic	$3.04
Diluted	$3.03

HUBBELL INCORPORATED-Form 10-Q    11

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

The Power segment consists of operations that design and manufacture various distribution, transmission, substation and telecommunications products primarily used by the electrical utility industry. In addition, certain of these products are used in the civil construction, water utility, and transportation industries. Products are sold to distributors and directly to users such as utilities, telecommunication companies, pipeline and mining operations, industrial firms, and construction and engineering firms. The 2018 acquisition of Aclara expanded offerings, to include advanced metering infrastructure, meter and edge devices, software and infrastructure services, which are primarily sold to the electrical, water, and gas utility industries.

The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2019	2018	2019	2018	2019	2018
Three Months Ended June 30,
Electrical	$688.2	$688.6	$88.0	$91.3	12.8%	13.3%
Power	508.2	478.1	78.9	65.6	15.5%	13.7%
TOTAL	$1,196.4	$1,166.7	$166.9	$156.9	14.0%	13.4%
Six Months Ended June 30,
Electrical	$1,318.4	$1,306.7	$156.6	$152.5	11.9%	11.7%
Power	965.3	851.2	131.2	104.0	13.6%	12.2%
TOTAL	$2,283.7	$2,157.9	$287.8	$256.5	12.6%	11.9%

NOTE 5 Inventories, net

Inventories, net are composed of the following (in millions):

	June 30, 2019	December 31, 2018
Raw material	$230.7	$220.2
Work-in-process	114.5	110.3
Finished goods	399.0	402.3
	744.2	732.8
Excess of FIFO over LIFO cost basis	(82.3)	(81.8)
TOTAL	$661.9	$651.0

HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents

NOTE 6 Goodwill and Intangible Assets, net

Changes in the carrying values of goodwill for the six months ended June 30, 2019, were as follows (in millions):

	Segment
	Electrical	Power	Total
BALANCE DECEMBER 31, 2018	$714.1	$1,070.3	$1,784.4
Foreign currency translation	0.3	0.2	0.5
BALANCE JUNE 30, 2019	$714.4	$1,070.5	$1,784.9

The Company performs its goodwill impairment testing as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. For the 2019 test, the Company applied the "Step-zero" test to four of its seven reporting units, which allows the Company to first assess qualitative factors to determine whether it is more likely than not that a reporting unit's fair value is greater than its carrying amount. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair value of these reporting units substantially exceeded their carrying values and therefore, further quantitative analysis was not required. For the other three reporting units, the Company has elected to utilize the quantitative goodwill impairment testing process as permitted in the accounting guidance, by comparing the fair value of the Company's reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no impairment exists.
Goodwill impairment testing requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit. Significant judgment is required to estimate the fair value of reporting units including estimating future cash flows, determining appropriate discount rates and other assumptions. The Company uses internal discounted cash flow estimates to determine fair value. These cash flow estimates are derived from historical experience and future long-term business plans that include assumption on future sales growth, operating margins, and terminal growth rates and the application of discount rates determined by management to be appropriate. Changes in these estimates and assumptions could affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company believes that its estimated aggregate fair value of its reporting units is reasonable when compared to the Company's market capitalization on the valuation date.
As of April 1, 2019, the impairment testing resulted in implied fair values for each reporting unit that exceeded the reporting unit's carrying value, including goodwill. The Company did not have any reporting units at risk of failing the quantitative impairment test as the excess of the implied fair value significantly exceeded the carrying value of the reporting units. Additionally, the Company did not have any reporting units with zero or negative carrying amounts.
The Company performs its assessment of indefinite-lived intangible assets as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. The identification and measurement of impairment of indefinite-lived intangible assets involves an assessment of qualitative factors to determine whether events or circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If it is more likely than not that the asset is impaired, the fair value of the indefinite lived intangibles will be estimated using a discounted cash flow approach. If the carrying value of these assets exceeds the estimated fair value, the carrying value will be reduced to the estimated fair value. As of April 1, 2019, based on the qualitative assessments, the Company concluded it was more likely than not that the fair value of indefinite-lived intangible assets substantially exceeded their carrying and therefore, further quantitative analysis was not required and those assets were not impaired.

The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheet is as follows (in millions):

	June 30, 2019		December 31, 2018
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$201.7	$(60.5)	$204.4	$(58.6)
Customer/agent relationships and other	833.5	(244.5)	833.0	(212.6)
Total	$1,035.2	$(305.0)	$1,037.4	$(271.2)
Indefinite-lived:
Tradenames and other	53.6	—	53.3	—
TOTAL	$1,088.8	$(305.0)	$1,090.7	$(271.2)

Amortization expense associated with definite-lived intangible assets was $36.3 million and $34.6 million for the six months ended June 30, 2019 and 2018, respectively. Future amortization expense associated with these intangible assets is expected to be $35.2 million for the remainder of 2019, $70.7 million in 2020, $69.0 million in 2021, $63.6 million in 2022, $58.9 million in 2023, and $53.9 million in 2024.

HUBBELL INCORPORATED-Form 10-Q    13

Back to Contents

NOTE 7 Other Accrued Liabilities

Other accrued liabilities are composed of the following (in millions):

	June 30, 2019	December 31, 2018
Customer program incentives	$34.4	$52.4
Accrued income taxes	4.5	3.4
Contract liabilities - deferred revenue	33.3	27.7
Customer refund liability	15.0	15.3
Accrued warranties	29.1	33.5
Current operating lease liabilities(a)	29.9	—
Other	102.3	94.3
TOTAL	$248.5	$226.6
(a) Current operating lease liabilities related to the adoption of ASU 2016-02. Refer to Note 1 - Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements for additional information.

NOTE 8 Other Non-Current Liabilities

Other non-current liabilities are composed of the following (in millions):

	June 30, 2019	December 31, 2018
Pensions	$177.0	$177.0
Other post-retirement benefits	23.7	23.7
Deferred tax liabilities	116.3	120.0
Accrued warranties long-term	54.2	59.2
Non - current operating lease liabilities(a)	72.5	—
Other	140.4	116.9
TOTAL	$584.1	$496.8
(a) Non-current operating lease liabilities related to the adoption of ASU 2016-02. Refer to Note 1 - Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements for additional information.

HUBBELL INCORPORATED-Form 10-Q    14

Back to Contents

NOTE 9 Total Equity

The following table shows the changes in stockholders' equity for the three and six months ended June 30, 2019:

(in millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2018	$0.6	$1.3	$2,064.4	$(285.7)	$1,780.6	$18.3
Net income			72.3		72.3	1.5
Other comprehensive (loss) income				8.3	8.3
Stock-based compensation		4.1			4.1
Reclassification of stranded tax effects			30.0	(30.0)
Acquisition/surrender of common shares(1)		(5.3)	(6.3)		(11.6)
Cash dividends declared ($0.84 per share)			(45.7)		(45.7)
Dividends to noncontrolling interest						(1.0)
Director's deferred compensation		0.1			0.1
BALANCE AT MARCH 31, 2019	$0.6	$0.2	$2,114.7	$(307.4)	$1,808.1	$18.8
Net income			96.0		96.0	1.9
Other comprehensive (loss) income				(2.3)	(2.3)
Stock-based compensation		4.2			4.2
Acquisition/surrender of common shares(1)		(3.5)	(20.9)		(24.4)
Cash dividends declared ($0.84 per share)			(46.0)		(46.0)
Dividends to noncontrolling interest						(1.6)
Director's deferred compensation		0.3			0.3
BALANCE AT JUNE 30, 2019	$0.6	$1.2	$2,143.8	$(309.7)	$1,835.9	$19.1

HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents

The following table shows the changes in stockholders' equity for the three and six months ended June 30, 2018:

(in millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2017	$0.6	$11.0	$1,892.4	$(269.8)	$1,634.2	$13.7
Net income			58.3		58.3	1.5
Other comprehensive (loss) income				12.1	12.1
Stock-based compensation		5.1			5.1
ASC 606 adoption to retained earnings			0.6		0.6
Acquisition/surrender of common shares(1)		(6.1)	—		(6.1)
Cash dividends declared ($0.77 per share)			(42.3)		(42.3)
Dividends to noncontrolling interest					—	(1.1)
Aclara noncontrolling interest					—	2.4
Director's deferred compensation		0.1			0.1
BALANCE AT March 31, 2018	$0.6	$10.1	$1,909.0	$(257.7)	$1,662.0	$16.5
Net income			100.3		100.3	2.1
Other comprehensive (loss) income				(27.8)	(27.8)
Stock-based compensation		4.4			4.4
Acquisition/surrender of common shares(1)		(11.9)			(11.9)
Cash dividends declared ($0.77 per share)			(42.3)		(42.3)
Dividends to noncontrolling interest					—	(1.7)
Director's deferred compensation		0.2			0.2
BALANCE AT June 30, 2018	$0.6	$2.8	$1,967.0	$(285.5)	$1,684.9	$16.9

(1) For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against Common Stock par value, Additional paid-in capital, to the extent available, and Retained earnings. As a result of this accounting treatment, during the first six months of 2019, $27.2 million of purchase price of repurchased shares was allocated to retained earnings.

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statement of Comprehensive Income.

HUBBELL INCORPORATED-Form 10-Q    16

Back to Contents

NOTE 10 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the six months ended June 30, 2019 is provided below (in millions):

(debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2018	$0.8	$(2.0)	$(158.7)	$(125.8)	$(285.7)
Other comprehensive income (loss) before reclassifications	(0.7)	0.6	—	3.3	3.2
Amounts reclassified from accumulated other comprehensive loss	(0.6)	—	3.4	—	2.8
Current period other comprehensive income (loss)	(1.3)	0.6	3.4	3.3	6.0
Reclassification of stranded tax effects	—	—	(30.0)	—	(30.0)
BALANCE AT JUNE 30, 2019	$(0.5)	$(1.4)	$(185.3)	$(122.5)	$(309.7)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three and six months ended June 30, 2019 and 2018 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$0.1	$(0.1)		Net sales
	0.2	—		Cost of goods sold
	0.3	(0.1)		Total before tax
	—	0.1		Tax benefit (expense)
	$0.3	$—		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.2	$0.3	(a)
Actuarial gains/(losses)	(2.7)	(2.8)	(a)
	(2.5)	(2.5)		Total before tax
	0.6	0.6		Tax benefit (expense)
	$(1.9)	$(1.9)		Gain (loss) net of tax
Losses reclassified into earnings	$(1.6)	$(1.9)		Gain (loss) net of tax

(a)
These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 12 – Pension and Other Benefits in the Notes to Condensed Consolidated Financial Statements for additional details).

HUBBELL INCORPORATED-Form 10-Q    17

Back to Contents

Details about Accumulated Other Comprehensive Loss Components	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$0.3	$(0.1)		Net sales
	0.5	(0.2)		Cost of goods sold
	0.8	(0.3)		Total before tax
	(0.2)	0.1		Tax benefit (expense)
	$0.6	$(0.2)		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs	$0.4	$0.5	(a)
Actuarial gains/(losses)	(4.9)	(5.6)	(a)
	(4.5)	(5.1)		Total before tax
	1.1	1.2		Tax benefit (expense)
	$(3.4)	$(3.9)		Gain (loss) net of tax
Losses reclassified into earnings	$(2.8)	$(4.1)		Gain (loss) net of tax

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

The following table sets forth the computation of earnings per share for the three and six months ended June 30, 2019 and 2018 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to Hubbell	$96.0	$100.3	$168.3	$158.6
Less: Earnings allocated to participating securities	(0.4)	(0.4)	(0.7)	(0.5)
Net income available to common shareholders	$95.6	$99.9	$167.6	$158.1
Denominator:
Average number of common shares outstanding	54.3	54.7	54.4	54.7
Potential dilutive common shares	0.3	0.2	0.2	0.3
Average number of diluted shares outstanding	54.6	54.9	54.6	55.0
Earnings per share:
Basic	$1.76	$1.83	$3.08	$2.89
Diluted	$1.75	$1.82	$3.07	$2.87

The Company did not have outstanding any significant anti-dilutive securities during the three and six months ended June 30, 2019 and 2018.

HUBBELL INCORPORATED-Form 10-Q    19

Back to Contents

NOTE 12 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three and six months ended June 30, 2019 and 2018 (in millions):

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Three Months Ended June 30,
Service cost	$0.6	$1.1	$—	$0.1
Interest cost	8.6	8.6	0.3	0.3
Expected return on plan assets	(7.7)	(8.5)	—	—
Amortization of prior service cost	—	—	(0.2)	(0.3)
Amortization of actuarial losses	2.7	2.7	—	0.1
NET PERIODIC BENEFIT COST	$4.2	$3.9	$0.1	$0.2
Six Months Ended June 30,
Service cost	$1.1	$2.2	$—	$0.1
Interest cost	17.3	17.2	0.6	0.5
Expected return on plan assets	(15.3)	(17.0)	—	—
Amortization of prior service cost	—	—	(0.4)	(0.5)
Amortization of actuarial losses	4.9	5.5	—	0.1
NET PERIODIC BENEFIT COST	$8.0	$7.9	$0.2	$0.2

Employer Contributions

Although not required by ERISA and the Internal Revenue Code, the Company may elect to make a voluntary contribution to its qualified domestic defined benefit pension plan in 2019. The Company anticipates making required contributions of approximately $0.5 million to its foreign pension plans during 2019, of which $0.2 million has been contributed through June 30, 2019.

HUBBELL INCORPORATED-Form 10-Q    20

Back to Contents

NOTE 13 Guarantees

The Company records a liability equal to the fair value of guarantees in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of June 30, 2019 and December 31, 2018, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the six months ended June 30, 2019 and 2018 are set forth below (in millions):

	2019	2018
BALANCE AT JANUARY 1,	$92.7	$14.0
Provision(a)	7.6	6.2
Expenditures/payments/other	(17.0)	(8.4)
Acquisitions(b)	—	44.4
BALANCE AT JUNE 30,	$83.3	$56.2

(a) Refer to Note 7 – Other Accrued Liabilities and Note 8 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.
(b) The acquisition amount disclosed relates to the Aclara acquisition.

HUBBELL INCORPORATED-Form 10-Q    21

Back to Contents

NOTE 14 Fair Value Measurement

Investments

At June 30, 2019 and December 31, 2018, the Company had $48.8 million and $51.2 million, respectively, of available-for-sale securities, consisting of municipal bonds classified in Level 2 of the fair value hierarchy and an investment in the redeemable preferred stock of a privately-held electrical utility substation security provider classified in Level 3 of the fair value hierarchy. The Company also had $18.6 million of trading securities at June 30, 2019 and $14.3 million at December 31, 2018 that are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

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

Level 3 – Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions.

HUBBELL INCORPORATED-Form 10-Q    22

Back to Contents

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at June 30, 2019 and December 31, 2018 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
June 30, 2019
Money market funds(a)	$30.5	$—	$—	$30.5
Time Deposits(a)	—	20.9	—	20.9
Available for sale investments	—	46.3	2.5	48.8
Trading securities	18.6	—	—	18.6
Deferred compensation plan liabilities	(18.6)	—	—	(18.6)
Derivatives:
Forward exchange contracts-Assets(b)	—	0.1	—	0.1
Forward exchange contracts-(Liabilities)(c)	—	(0.4)	—	(0.4)
TOTAL	$30.5	$66.9	$2.5	$99.9

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
December 31, 2018
Money market funds(a)	$15.1	$—	$—	$15.1
Time Deposits(a)	—	20.9	—	20.9
Available for sale investments	—	48.9	2.3	51.2
Trading securities	14.3	—	—	14.3
Deferred compensation plan liabilities	(14.3)	—	—	(14.3)
Derivatives:
Forward exchange contracts-Assets(b)	—	1.6	—	1.6
Forward exchange contracts-(Liabilities)(c)	—	—	—	—
TOTAL	$15.1	$71.4	$2.3	$88.8
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

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. The Company purchased $3.0 million and $2.4 million of trading securities related to these deferred compensation plans during the six months ended June 30, 2019 and 2018. As a result of participant distributions, the Company sold $0.6 million of these trading securities during the six months ended June 30, 2019 and $0.4 million during the six months ended June 30, 2018. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

HUBBELL INCORPORATED-Form 10-Q    23

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

In 2019 and 2018, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge exposure to fluctuating rates of exchange for both anticipated inventory purchases and forecasted sales by its subsidiaries that transact business in Canada. As of June 30, 2019, the Company had 36 individual forward exchange contracts for an aggregate notional amount of $41.8 million, having various expiration dates through June 2020. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

The following table summarizes the results of cash flow hedging relationships for the three months ended June 30, 2019 and 2018 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Income (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings Effective Portion (net of tax)
Derivative Instrument	2019	2018	(Effective Portion)	2019	2018
Forward exchange contract	$(0.4)	$1.0	Net sales	$0.1	$—
			Cost of goods sold	$0.2	$—

The following table summarizes the results of cash flow hedging relationships for the six months ended June 30, 2019 and 2018 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings Effective Portion (net of tax)
Derivative Instrument	2019	2018	(Effective Portion)	2019	2018
Forward exchange contract	$(0.7)	$1.4	Net sales	$0.2	$—
			Cost of goods sold	$0.4	$(0.2)

Long Term Debt

As of June 30, 2019 and December 31, 2018, the carrying value of the long-term debt including the $28.1 million and $25.0 million current portion of the Term Loan was $1,750.9 million and $1,762.1 million, respectively. The estimated fair value of the long-term debt as of June 30, 2019 and December 31, 2018 was $1,776.9 million and $1,688.1 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

HUBBELL INCORPORATED-Form 10-Q    24

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

As previously reported, in the fourth quarter of 2016, the Company recorded a charge of $12.5 million in Cost of goods sold representing its estimated withdrawal liability from one of the multi-employer pension plans in which it participated. In March 2019, the remaining employer in that multi-employer pension plan filed for protection under Chapter 11 of the United States Bankruptcy Code and is proceeding towards liquidation as of June 2019. Under the terms customary to multi-employer pension plans, it is probable that the Company will be subject to mass withdrawal liability, estimated to be an additional $22.9 million, as a result of the other employer's withdrawal from the pension plan and anticipated liquidation.

HUBBELL INCORPORATED-Form 10-Q    25

Back to Contents

NOTE 16 Restructuring Costs and Other

In the three and six months ended June 30, 2019, we incurred costs for restructuring actions initiated in 2019 as well as costs for restructuring actions initiated in the prior year. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions and the sale or exit of business units we determine to be non-strategic. Restructuring costs include severance and employee benefits, asset impairments, accelerated depreciation, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash, and certain pension obligations, which may be cash settled over multiple years.

Pre-tax restructuring costs incurred in each of our reporting segments and the location of the costs in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2019 and 2018 is as follows (in millions):

	Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018
	Cost of goods sold		Selling & administrative expense		Total
Electrical	$5.5	$0.3	$0.8	$(0.3)	$6.3	$—
Power	1.0	0.1	0.1	(0.1)	1.1	—
Total Pre-Tax Restructuring Costs	$6.5	$0.4	$0.9	$(0.4)	$7.4	$—

	Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
	Cost of goods sold		Selling & administrative expense		Total
Electrical	$5.7	$1.1	$1.7	$(0.4)	$7.4	$0.7
Power	1.5	0.1	1.5	(0.1)	3.0	—
Total Pre-Tax Restructuring Costs	$7.2	$1.2	$3.2	$(0.5)	$10.4	$0.7

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/19	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 6/30/2019
2019 Restructuring Actions
Severance	$—	$6.6	$(1.2)	$5.4
Asset write-downs	—	0.4	(0.4)	—
Facility closure and other costs	—	2.2	(1.9)	0.3
Total 2019 Restructuring Actions	$—	$9.2	$(3.5)	$5.7
2018 and Prior Restructuring Actions
Severance	$7.7	$0.2	$(3.5)	$4.4
Asset write-downs	—	0.1	(0.1)	—
Facility closure and other costs(a)	13.3	0.9	(1.5)	12.7
Total 2018 and Prior Restructuring Actions	$21.0	$1.2	$(5.1)	$17.1
Total Restructuring Actions	$21.0	$10.4	$(8.6)	$22.8

(a) The beginning and ending accrual of Facility closure and other costs include certain multi-employer pension plan obligations that are settled over multiple years.

HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents

The actual costs incurred and total expected cost in each of our reporting segments of our on-going restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2018	Costs incurred during first six months of 2019	Remaining costs at 6/30/2019
2019 Restructuring Actions
Electrical	$15.0	$—	$7.0	$8.0
Power	2.5	—	2.2	0.3
Total 2019 Restructuring Actions	$17.5	$—	$9.2	$8.3
2018 and Prior Restructuring Actions
Electrical	$13.6	$8.3	$0.4	$4.9
Power	4.9	3.7	0.8	0.4
Total 2018 and Prior Restructuring Actions	$18.5	$12.0	$1.2	$5.3
Total Restructuring Actions	$36.0	$12.0	$10.4	$13.6

HUBBELL INCORPORATED-Form 10-Q    27

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

Rent expense for operating leases in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2019 is $9.4 million and $19.0 million, respectively. Cash paid for operating leases during the three and six months ended June 30, 2019 was $9.2 million and $17.7 million, respectively, reported as cash outflows from operating activities in the Condensed Consolidated Statements of Cash Flows. Right-of-use ("ROU") assets obtained in exchange for lease obligations during the three and six months ended June 30, 2019 was $4.7 million and $6.9 million, respectively.

Amounts recognized for operating leases in the Condensed Consolidated Balance Sheet is as follows (in millions):

June 30, 2019
Operating lease right-of-use assets	$98.7
TOTAL ASSETS	$98.7

Other accrued liabilities	$29.9
Other non-current liabilities	72.5
TOTAL LIABILITIES	$102.4

The weighted average remaining lease term as of June 30, 2019 for operating leases was 5 years. The weighted average discount rate used to measure the ROU asset and lease liability for operating leases was 3.8% as of June 30, 2019.

Future maturities of our operating lease liabilities as of June 30, 2019 are as follows:

	2019	2020	2021	2022	2023	Thereafter	Total Payments	Imputed Interest	Total
Operating Leases	17.4	28.9	20.4	12.4	11.3	21.9	112.3	(9.9)	$102.4

HUBBELL INCORPORATED-Form 10-Q    28

Back to Contents

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Switzerland, Puerto Rico, China, Mexico, the UK, Brazil, Australia, Spain and Ireland. The Company also participates in joint ventures in Taiwan, Hong Kong and the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company employed approximately 19,700 individuals worldwide as of June 30, 2019.

The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for the three and six months ended June 30, 2019 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

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

Back to Contents

Results of Operations – Second Quarter of 2019 compared to the Second Quarter of 2018

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended June 30,
	2019	% of Net sales	2018	% of Net sales
Net sales	$1,196.4		$1,166.7
Cost of goods sold	839.0	70.1%	818.8	70.2%
Gross profit	357.4	29.9%	347.9	29.8%
Selling & administrative ("S&A") expense	190.5	15.9%	191.0	16.4%
Operating income	166.9	14.0%	156.9	13.4%
Net income attributable to Hubbell	96.0	8.0%	100.3	8.6%
EARNINGS PER SHARE – DILUTED	$1.75		$1.82

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

Adjusted operating measures exclude a $22.9 million charge in the second quarter of 2019 to recognize certain additional liabilities associated with the Company's previously disclosed withdrawal from a multi-employer pension plan and the subsequent withdrawal and now likely liquidation of another employer in the plan. Refer to Note 15 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements for additional information.

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

HUBBELL INCORPORATED-Form 10-Q    30

Back to Contents

The following table reconciles our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	Three Months Ended June 30,
	2019	% of Net sales	2018	% of Net sales
Gross profit (GAAP measure)	$357.4	29.9%	$347.9	29.8%
Amortization of acquisition-related intangible assets	6.0		6.7
Adjusted gross profit	$363.4	30.4%	$354.6	30.4%

S&A expenses (GAAP measure)	$190.5	15.9%	$191.0	16.4%
Amortization of acquisition-related intangible assets	12.0		12.4
Aclara transaction costs	—		0.3
Adjusted S&A expenses	$178.5	14.9%	$178.3	15.3%

Operating income (GAAP measure)	$166.9	14.0%	$156.9	13.4%
Amortization of acquisition-related intangible assets	18.0		19.1
Aclara transaction costs	—		0.3
Adjusted operating income	$184.9	15.5%	$176.3	15.1%

Net income attributable to Hubbell (GAAP measure)	$96.0		$100.3
Amortization of acquisition-related intangible assets, net of tax	13.5		14.6
Multi-employer pension charge, net of tax	17.1		—
Aclara transaction costs, net of tax	—		0.1
Adjusted net income attributable to Hubbell	$126.6		$115.0
Less: Earnings allocated to participating securities	(0.5)		(0.4)
Adjusted net income available to common shareholders	$126.1		$114.6
Average number of diluted shares outstanding	54.6		54.9
ADJUSTED EARNINGS PER SHARE – DILUTED	$2.31		$2.09

Net Sales

Net sales of $1.20 billion in the second quarter of 2019 increased three percent compared to the second quarter of 2018 due to favorable price realization. Foreign exchange reduced net sales by less than one percentage point as compared to the second quarter of the prior year.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold decreased slightly by 10 basis points to 70.1% in the second quarter of 2019 as compared to 70.2% in the second quarter of 2018. The decrease was primarily driven by favorable price realization and savings from our productivity initiatives that outpaced cost increases, and lower amortization of acquisition-related intangibles, partially offset by an increase in restructuring and related costs as compared to the second quarter of 2018.

Gross Profit

Gross profit margin in the second quarter of 2019 increased by 10 basis points to 29.9% from 29.8% in the second quarter of 2018. Excluding amortization of acquisition-related intangible assets, the adjusted gross profit of 30.4% in the second quarter of 2019 was flat as compared to the same period of the prior year, and reflects favorable price realization and savings from our productivity initiatives that outpaced cost increases, offset by an increase in restructuring and related costs as compared to the second quarter of 2018.

Selling & Administrative Expenses

S&A expense in the second quarter of 2019 was $190.5 million and decreased by $0.5 million compared to the prior year period. S&A expense as a percentage of net sales declined by 50 basis points to 15.9% in the second quarter of 2019. Excluding amortization of acquisition-related intangible assets, adjusted S&A expense as a percentage of net sales declined by 40 basis points to 14.9% in the second quarter of 2019 primarily due to volume leverage associated with higher net sales.

HUBBELL INCORPORATED-Form 10-Q    31

Back to Contents

Total Other Expense

Total other expense increased by $20.4 million in the second quarter of 2019 to $43.3 million primarily due to the impact of a $22.9 million charge in the second quarter of 2019 associated with the withdrawal from a multi-employer pension plan, partially offset by lower losses from the effects of foreign exchange and lower interest expense.

Income Taxes

The effective tax rate in the second quarter of 2019 decreased to 20.8% from 23.6% in the second quarter of 2018, primarily due to the favorable impact of statute expirations related to certain uncertain tax positions, provision to return adjustments, and a benefit from the tax effect of share-based compensation programs, offset partially by earnings mix and an increase in our state effective tax rate.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell was $96.0 million in the second quarter of 2019 and decreased four percent as compared to the same period of the prior year, largely due to a $17.1 million after-tax charge in the second quarter of 2019 related to the Company's withdrawal from a multi-employer pension plan. Excluding the multi-employer pension charge and amortization of acquisition-related intangibles, adjusted net income attributable to Hubbell was $126.6 million in the second quarter of 2019 and increased ten percent compared to the second quarter of 2018 primarily due to higher operating income and a lower effective income tax rate, as discussed in more detail above. Earnings per diluted share in the second quarter of 2019 decreased four percent as compared to the second quarter of 2018 and reflects the impact of the previously mentioned pension charge. Adjusted earnings per diluted share in the second quarter of 2019 increased eleven percent as compared to the second quarter of 2018 and reflects higher adjusted net income as well as a decline in the average number of diluted shares outstanding of 0.3 million as compared to the same period of the prior year.

Segment Results

ELECTRICAL

	Three Months Ended June 30,
(In millions)	2019	2018
Net sales	$688.2	$688.6
Operating income	88.0	91.3
Amortization of acquisition-related intangible assets	5.6	6.0
Adjusted operating income	$93.6	$97.3
Operating margin	12.8%	13.3%
Adjusted operating margin	13.6%	14.1%

Net sales in the Electrical segment in the second quarter of 2019 were $688.2 million, and were approximately flat as compared to the second quarter of 2018. Organic net sales grew by approximately one percentage point, offset by the impact of foreign exchange. Organic net sales grew in the quarter from the effect of favorable price realization, offset by lower unit volume in certain markets, as further described below.

Within the segment, the aggregate net sales of our Commercial and Industrial and Construction and Energy business groups were flat, due to approximately one percentage point of organic net sales growth, partially offset by an approximately one percentage point headwind from foreign exchange. Net sales of our Lighting business group were also approximately flat in the second quarter of 2019 as favorable price realization was almost entirely offset by lower unit volume. Within the Lighting business group, net sales of residential lighting products increased by five percentage points and net sales of commercial and industrial lighting products decreased by one percent. Organic net sales growth was strong for our products serving the natural gas distribution market, while oil related markets saw unfavorable volumes and non-residential markets were mixed. Price realization was positive across each of our end markets.

Operating income in the Electrical segment for the second quarter of 2019 was $88.0 million and decreased four percent compared to the second quarter of 2018, while operating margin in the second quarter of 2019 decreased by 50 basis points to 12.8%. Excluding amortization of acquisition-related intangibles, operating income decreased four percent and operating margin decreased by 50 basis points to 13.6% primarily due to the effect of lower unit volume and higher restructuring and related costs as compared to the second quarter of 2018, partially offset by favorable price realization and productivity which outpaced cost increases.

HUBBELL INCORPORATED-Form 10-Q    32

Back to Contents

POWER

	Three Months Ended June 30,
(In millions)	2019	2018
Net sales	$508.2	$478.1
Operating income	78.9	65.6
Amortization of acquisition-related intangible assets	12.4	13.1
Aclara transaction costs	—	0.3
Adjusted operating income	$91.3	$79.0
Operating margin	15.5%	13.7%
Adjusted operating margin	18.0%	16.5%

Net sales in the Power segment in the second quarter of 2019 were $508.2 million, up approximately six percent as compared to the second quarter of 2018 primarily due to seven percentage points of organic net sales growth, including favorable price realization. Organic net sales were primarily driven by growth in the transmission and distribution markets, as well as growth in the Aclara business. The impact of foreign exchange reduced net sales by approximately one percentage point.

Operating income in the Power segment for the second quarter of 2019 increased twenty percent to $78.9 million as compared to the same period of 2018. Operating margin in the second quarter of 2019 increased to 15.5% as compared to 13.7% in the same period of 2018. Excluding amortization of acquisition-related intangibles and Aclara transaction costs incurred in 2018, the adjusted operating margin increased by 150 basis points to 18.0%, primarily driven by favorable price realization and productivity which outpaced cost increases, and a benefit from higher net sales volume.

Results of Operations – Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Six Months Ended June 30, 2019
	2019	% of Net sales	2018	% of Net sales
Net sales	$2,283.7		$2,157.9
Cost of goods sold	1,619.0	70.9%	1,527.1	70.8%
Gross profit	664.7	29.1%	630.8	29.2%
Selling & administrative expense	376.9	16.5%	374.3	17.3%
Operating income	287.8	12.6%	256.5	11.9%
Net income attributable to Hubbell	168.3	7.4%	158.6	7.3%
Earnings per share - diluted	$3.07		$2.87

HUBBELL INCORPORATED-Form 10-Q    33

Back to Contents

The following table reconciles our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	Six Months Ended June 30,
	2019	% of Net sales	2018	% of Net sales
Gross profit (GAAP measure)	$664.7	29.1%	$630.8	29.2%
Amortization of acquisition-related intangible assets	12.1		17.4
Adjusted gross profit	$676.8	29.6%	$648.2	30.0%

S&A expenses (GAAP measure)	$376.9	16.5%	$374.3	17.3%
Amortization of acquisition-related intangible assets	24.2		24.1
Aclara transaction costs	—		9.0
Adjusted S&A expenses	$352.7	15.4%	$341.2	15.8%

Operating income (GAAP measure)	$287.8	12.6%	$256.5	11.9%
Amortization of acquisition-related intangible assets	36.3		41.5
Aclara transaction costs	—		9.0
Adjusted operating income	$324.1	14.2%	$307.0	14.2%

Net income attributable to Hubbell (GAAP measure)	$168.3		$158.6
Amortization of acquisition-related intangible assets, net of tax	27.1		31.4
Multi-employer pension charge, net of tax	17.1		—
Aclara transaction costs, net of tax	—		8.8
Adjusted net income attributable to Hubbell	$212.5		$198.8
Less: Earnings allocated to participating securities	(0.8)		(0.7)
Adjusted net income available to common shareholders	$211.7		$198.1
Average number of diluted shares outstanding	54.6		55.0
ADJUSTED EARNINGS PER SHARE – DILUTED	$3.87		$3.60

Net Sales

Net sales of $2.28 billion for the first six months of 2019 increased six percent compared to the first six months of 2018 primarily due to higher organic volume and the contribution of an additional month of net sales in 2019 associated with the the Aclara acquisition (February 2, 2018 acquisition date). Organic net sales growth contributed four percentage points, including favorable price realization, and acquisitions added two percentage points.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold increased by 10 basis points to 70.9% for the first six months of 2019 compared to 70.8% for the first six months of 2018. The increase was primarily driven by an additional month of operating results of the Aclara business in the first half of 2019 and unfavorable net sales mix, as well as the effect of lower unit volume. The impact of those items was partially offset by favorable price realization and productivity which outpaced cost increases and lower amortization of acquisition-related intangibles in the first six months of 2019.

Gross Profit

The gross profit margin in the first six months of 2019 declined by 10 basis points to 29.1%. Excluding amortization of acquisition-related intangible assets, the adjusted gross profit margin declined by 40 basis points to 29.6% due primarily to an additional month of operating results of the Aclara business in the first half of 2019, higher restructuring and related costs, and unfavorable net sales mix, which were partially offset by favorable price realization and savings from our productivity initiatives that outpaced cost increases.

HUBBELL INCORPORATED-Form 10-Q    34

Back to Contents

Selling & Administrative Expenses

S&A expense in the first six months of 2019 was $376.9 million and increased by $2.6 million compared to the prior year period. S&A expense as a percentage of net sales declined by 80 basis points to 16.5% in the first six months of 2019. Excluding amortization of acquisition-related intangible assets and Aclara transaction costs incurred in the first six months of 2018, adjusted S&A expense as a percentage of net sales declined by 40 basis points to 15.4% primarily due to volume leverage associated with higher net sales.

Total Other Expense

Total other expense increased by $19.5 million in the first six months of 2019 to $66.2 million primarily due to the impact of a $22.9 million charge in the second quarter of 2019 associated with the withdrawal from a multi-employer pension plan, partially offset by lower losses from the effects of foreign exchange and lower interest expense.

Income Taxes

The effective tax rate in the first six months of 2019 decreased to 22.5% from 22.7% in the first six months of 2018 due to the favorable impact of the expiration of certain uncertain tax positions and provision to return adjustments, offset partially by earnings mix and an increase in our state effective tax rate.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell was $168.3 million in the first six months of 2019 and increased six percent compared to the same period of the prior year. Excluding amortization of acquisition-related intangibles, adjusted net income attributable to Hubbell was $212.5 million in the first six months of 2019 and increased seven percent as compared to the first six months of 2018, primarily as a result of higher operating income and a lower effective income tax rate, as discussed in more detail above. Earnings per diluted share in the first six months of 2019 increased seven percent as compared to the first six months of 2018. Adjusted earnings per diluted share in the first six months of 2019 increased eight percent as compared to the first six months of 2018 and reflects higher adjusted net income as well as a decline in the average number of diluted shares outstanding of 0.4 million as compared to the same period of the prior year.

Segment Results

ELECTRICAL

	Six Months Ended June 30,
(In millions)	2019	2018
Net sales	$1,318.4	$1,306.7
Operating income	156.6	152.5
Amortization of acquisition-related intangible assets	11.4	12.0
Adjusted operating income	$168.0	$164.5
Operating margin	11.9%	11.7%
Adjusted operating margin	12.7%	12.6%

Net sales in the Electrical segment in the first six months of 2019 were $1.32 billion, up one percent as compared to the first six months of 2018 due to two percentage points of organic net sales growth, partially offset by one percentage point of unfavorable foreign currency translation.

Within the segment, the aggregate net sales of our Commercial and Industrial and Construction and Energy business groups increased by one percent in the first six months of 2019, due to approximately two percentage points of organic net sales, partially offset by one percentage point from the effect of of foreign currency translation. Net sales of our Lighting business group increased by one percent in the first six months of 2019 as favorable price realization outpaced the effect of lower unit volume. Within the Lighting business group, net sales of residential lighting products increased by approximately four percentage points and net sales of commercial and industrial lighting products were approximately flat compared to the first six months of 2018. Organic net sales growth of our products serving the natural gas distribution and industrial markets was strong in the first six months of the year, while oil related markets saw unfavorable volumes and non-residential markets were mixed.

HUBBELL INCORPORATED-Form 10-Q    35

Back to Contents

Operating income in the Electrical segment for the first six months of 2019 was $156.6 million and increased three percent compared to the the first six months of 2018. Operating margin in the first six months of 2019 increased by 20 basis points to 11.9% as compared to the same period of 2018. Excluding amortization of acquisition-related intangibles, the adjusted operating margin increased by 10 basis points to 12.7% primarily due to the effect of price realization and productivity which were greater than cost increases, partially offset by the impact of lower unit volume and higher restructuring and related costs.

POWER

	Six Months Ended June 30, 2018
(In millions)	2019	2018
Net sales	$965.3	$851.2
Operating income	131.2	104.0
Amortization of acquisition-related intangible assets	24.9	29.5
Aclara transaction costs	—	9.0
Adjusted operating income	$156.1	$142.5
Operating margin	13.6%	12.2%
Adjusted operating margin	16.2%	16.7%

Net sales in the Power segment in the first six months of 2019 were $965.3 million, up approximately thirteen percent versus the first six months of 2018, due to eight percentage points of growth from organic volume and six percentage points of growth from the Aclara acquisition, partially offset by a one percentage point impact from foreign currency translation.

Operating income in the Power segment increased twenty-six percent to $131.2 million in the first six months of 2019 and operating margin in the first six months of 2019 increased by 140 basis points to 13.6% . Excluding amortization of acquisition-related intangibles and Aclara transaction costs, the adjusted operating margin decreased by 50 basis points to 16.2% primarily driven by an additional month of operating results of the Aclara business in the first half of 2019 and higher restructuring and related costs, partially offset by favorable price realization and productivity which outpaced cost increases and a benefit from higher net sales volume.

HUBBELL INCORPORATED-Form 10-Q    36

Back to Contents

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Six Months Ended June 30,
(In millions)	2019	2018
Net cash provided by (used in):
Operating activities	$209.6	$152.3
Investing activities	(41.5)	(1,155.1)
Financing activities	(148.2)	826.3
Effect of foreign currency exchange rate changes on cash and cash equivalents	1.0	(3.4)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$20.9	$(179.9)

Cash provided by operating activities for the six months ended June 30, 2019 was $209.6 million compared to cash provided by operating activities of $152.3 million for the same period in 2018 primarily due to cash provided by improvements in net working capital, primarily related to improved collections of receivables and higher net income, partially offset by higher cash settlement of current payables.

Cash used for investing activities was $41.5 million in the six months ended June 30, 2019 compared to cash used of $1,155.1 million during the comparable period in 2018 and primarily reflects the cash used for the Aclara acquisition in 2018.

Cash used by financing activities was $148.2 million in the six months ended June 30, 2019 as compared to cash provided of $826.3 million during the comparable period of 2018. The change in cash flows from financing activities reflects the proceeds of the $450 million public debt offering in February 2018 and $500 million Term Loan issued in February 2018, partially offset by the $20.0 million increase in share repurchases during 2019.

The favorable impact of foreign currency exchange rates on cash was $1.0 million in the six months ended June 30, 2019 and is primarily related to weakening in the U.S. dollar versus the Canadian Dollar and Mexican Peso in the six months ended June 30, 2019.

Investments in the Business

Investments in our business include cash outlays for the acquisition of businesses as well as expenditures to maintain the operation of our equipment and facilities and invest in restructuring activities.
We continually invest in restructuring and related programs to maintain a competitive cost structure, drive operational efficiency and mitigate the impact of rising material costs and administrative cost inflation. As a result of these programs we have exited a total of 31 manufacturing and warehousing facilities since those programs began in late 2014. We expect our investment in restructuring and related spend in 2019 and 2020 to continue as we initiate further footprint consolidation and cost reduction initiatives.
In connection with our restructuring and related actions, we have incurred restructuring costs as defined by U.S. GAAP, which are primarily severance and employee benefits, asset impairments, accelerated deprecation, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. We also incur restructuring-related costs, which are costs associated with our business transformation initiatives, including the consolidation of back-office functions and streamlining our processes, and certain other costs and gains associated with restructuring actions. We refer to these costs on a combined basis as "restructuring and related costs", which is a non-GAAP measure.

Restructuring costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash, and certain pension obligations, which may be cash settled over multiple years.

HUBBELL INCORPORATED-Form 10-Q    37

Back to Contents

The table below presents restructuring and related costs incurred in the first six months of 2019, additional expected costs, and the expected completion date for those restructuring actions that were initiated in 2018 and prior years (in millions):

	Costs incurred in the six months ended June 30, 2019	Additional expected costs	Expected completion date
2019 Restructuring Actions	$9.2	$8.3	2020
2018 and Prior Restructuring Actions	1.2	5.3	2019
Total Restructuring cost (GAAP measure)	$10.4	$13.6
Restructuring-related costs	0.7	2.5
Restructuring and related costs (Non-GAAP)	$11.1	$16.1

During the first six months of 2019, we invested $47.7 million in capital expenditures, an increase of $0.2 million from the comparable period of 2018 as we continue to make investments in facilities and equipment to support our on-going focus on productivity.

Stock Repurchase Program

On October 20, 2017, the Board of Directors approved a new stock repurchase program (the “October 2017 program”) that authorized the repurchase of up to $400 million of Common Stock and expires on October 20, 2020. As of June 30, 2019, the Company has repurchased $70.0 million of shares of Common Stock bringing the remaining share repurchase authorization to $330 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At June 30, 2019 and December 31, 2018, the Company had $1,722.8 million and $1,737.1 million, respectively, of long-term debt, net of unamortized discount and the unamortized balance of capitalized debt issuance costs. At June 30, 2019 and December 31, 2018, the Company also had $28.1 million and $25.0 million, respectively of long-term debt classified as short-term on the Condensed Consolidated Balance Sheets, reflecting maturities within the next twelve months.

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

Pursuant to the contractual loan amortization schedule, $28.1 million and $25.0 million, respectively of borrowings under the Term Loan are classified as short-term within current liabilities on the June 30, 2019 and December 31, 2018 Condensed Consolidated Balance Sheets.

At June 30, 2019 and December 31, 2018 long-term debt consisted of unsecured, senior notes in principal amounts of $300 million due in 2022 (the "2022 Notes"), $400 million due in 2026 (the "2026 Notes"), $300 million due in 2027 (the "2027 Notes"), $450 million due in 2028 (the "2028 Notes") and the remaining outstanding balance on the Term Loan.

The 2022 Notes, 2026 Notes, 2027 Notes and 2028 Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary event of default under the indenture governing such Notes, as modified by the supplemental indentures creating such notes, or upon a change in control triggering event as defined in such indenture. The Company was in compliance with all covenants (none of which is financial) as of June 30, 2019.

HUBBELL INCORPORATED-Form 10-Q    38

Back to Contents

At June 30, 2019 and December 31, 2018 the Company had $54.2 million and $56.1 million, respectively, of short-term debt outstanding composed of:

◦	$23.0 million and $26.0 million of commercial paper borrowings outstanding at June 30, 2019 and December 31, 2018, respectively.

◦
$28.1 million at June 30, 2019 and $25.0 million at December 31, 2018 of long-term debt classified as short-term within current liabilities in the Condensed Consolidated Balance sheets, reflecting maturities within the next twelve months relating to our borrowing under the Term Loan.

◦	$3.1 million at June 30, 2019 and $5.1 million at December 31, 2018, respectively, of borrowings to support our international operations in China.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	June 30, 2019	December 31, 2018
Total Debt	$1,777.0	$1,793.2
Total Hubbell Shareholders’ Equity	1,835.9	1,780.6
TOTAL CAPITAL	$3,612.9	$3,573.8
Total Debt to Total Capital	49%	50%
Cash and Investments	277.3	254.5
Net Debt	$1,499.7	$1,538.7
Net Debt to Total Capital	42%	43%

Liquidity

We measure liquidity on the basis of our ability to meet short-term and long-term operational funding needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, cash dividend payments, stock repurchases, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms. In the first six months of 2019, we returned capital to our shareholders, by paying $91.5 million of dividends on our common stock and using $30.0 million of cash for share repurchases. Those activities were funded primarily with cash flow from operations.

We also require cash outlays to fund our operations, our capital expenditures, our working capital requirements to accommodate anticipated levels of business activity, as well as our rate of cash dividends, and potential future acquisitions. We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that are summarized in the table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2018. As described in Note 15 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements, during the second quarter of 2019 the Company recorded a charge of $22.9 million related to a multi-employer pension plan. The associated liability is required to be paid in regularly scheduled installment payments over the next 58 years, unless otherwise settled in a lump sum. As of June 30, 2019, the company has made payments of $0.6 million in the first six months of 2019. As a result of the TCJA, we also have an obligation to fund, over the next seven years, the Company's liability for the transition tax on the deemed repatriation of foreign earnings.

HUBBELL INCORPORATED-Form 10-Q    39

Back to Contents

Our sources of funds and available resources to meet these funding needs are as follows:

◦
Cash flows from operations and existing cash resources: In addition to cash flows from operations, we also had $209.9 million of cash and cash equivalents at June 30, 2019, of which approximately 7% was held inside the United States and the remainder held internationally.

◦
On January 31, 2018, the Company entered into a five-year revolving credit agreement (the "2018 Credit Facility") with a syndicate of lenders that provides a $750 million committed revolving credit facility and terminated all commitments under the 2015 Credit Facility. Commitments under the 2018 Credit Facility may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.250 billion. The interest rate applicable to borrowings under the 2018 Credit Facility is generally either the adjusted LIBOR plus an applicable margin (determined by a ratings based grid) or the alternate base rate. The single financial covenant in the 2018 Credit Facility requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company. The 2018 Credit Facility expires in February 2023. As of June 30, 2019 the Company had not drawn against the facility.

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

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the first six months of 2019, there were no material changes in our estimates and critical accounting policies.

HUBBELL INCORPORATED-Form 10-Q    40

Back to Contents

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our expected capital resources, liquidity, financial performance, pension funding, and results of operations and are based on our reasonable current expectations. In addition, all statements regarding the expected financial impact of the integration of Aclara, adoption of updated accounting standards and any expected effects of such adoption, restructuring plans and expected associated costs and benefits, intent to repurchase shares of Common Stock, intentions regarding pension withdrawal liability, and changes in operating results, anticipated market conditions and productivity initiatives are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

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

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions, as well as pension withdrawal liabilities.

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Ability to carry out future acquisitions and strategic investments in our core businesses as well as the acquisition related costs.

•	Ability to successfully execute, manage and integrate key acquisitions and mergers.

•	The ability to effectively implement ERP systems without disrupting operational and financial processes.

•	Unanticipated difficulties integrating acquisitions as well as the realization of expected synergies and benefits anticipated when we make an acquisition.

•	The ability of government customers to meet their financial obligations.

•	Political unrest in foreign countries.

•	The impact of Brexit and other world economic and political issues.

•	Natural disasters.

•	Failure of information technology systems or security breaches resulting in unauthorized disclosure of confidential information.

•	Future revisions or clarifications of the TCJA.

•	Future repurchases of common stock under our common stock repurchase program.

•	Changes in accounting principles, interpretations, or estimates.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies including contingencies or costs with respect to pension withdrawal liabilities.

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

•	Transitioning from LIBOR to a replacement alternative reference rate.

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

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the first six months of 2019. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Issuer Purchases of Equity Securities

On October 20, 2017, the Board of Directors approved a new stock repurchase program (the “October 2017 program”) that authorized the repurchase of up to $400 million of Common Stock and expires on October 20, 2020. In the six months ended June 30, 2019 , the Company repurchased shares for an aggregate purchase price of approximately $30.0 million. Our remaining share repurchase authorization under the October 2017 program is $330.0 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

The following table summarizes the Company's repurchase activity of Common Stock during the quarter ended June 30, 2019:

	Total Number of Shares of Common Stock Purchased (a)	Average Price Paid per share of Common Stock	Approximate Value of Shares that May Yet Be Purchased Under the Programs
Period	(000’s)	Share	(in millions)
BALANCE AS OF MARCH 31, 2019			$350.0
April 2019	—	$—	$350.0
May 2019	165	$121.09	$330.0
June 2019	—	$—	$330.0
TOTAL FOR THE QUARTER ENDED JUNE 30, 2019	165	$121.09
(a) - Purchased under our 2017 share repurchase program authorizing the repurchase of up to $400 million shares of Common Stock, which was publicly announced in October 2017.

HUBBELL INCORPORATED-Form 10-Q    43

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    44

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2019

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Joseph A. Capozzoli
	William R. Sperry		Joseph A. Capozzoli
	Executive Vice President, Chief Financial Officer and Treasurer		Vice President, Controller (Principal Accounting Officer)

HUBBELL INCORPORATED-Form 10-Q    45