Form 10-Q
period 2019-09-30
HUBBELL INC
filed 2019-10-30
CIK 48898

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						Yes	☐	No	☑
 The number of shares outstanding of Hubbell Common Stock as of October 28, 2019 was 54,385,600.

HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Net sales	$1,204.0	$1,179.7	$3,487.7	$3,337.6
Cost of goods sold	842.0	830.7	2,461.0	2,357.8
Gross profit	362.0	349.0	1,026.7	979.8
Selling & administrative expenses	189.1	185.2	566.0	559.5
Operating income	172.9	163.8	460.7	420.3
Gain on disposition of business (Note 3)	21.7	—	21.7	—
Multi-employer pension charge (Note 15)	—	—	(22.9)	—
Interest expense, net	(17.0)	(18.4)	(51.7)	(54.5)
Other expense, net	(9.6)	(2.9)	(18.2)	(13.5)
Total other expense	(4.9)	(21.3)	(71.1)	(68.0)
Income before income taxes	168.0	142.5	389.6	352.3
Provision for income taxes	35.4	27.8	85.3	75.4
Net income	132.6	114.7	304.3	276.9
Less: Net income attributable to noncontrolling interest	1.9	1.1	5.3	4.7
Net income attributable to Hubbell	$130.7	$113.6	$299.0	$272.2
Earnings per share
Basic	$2.40	$2.07	$5.48	$4.96
Diluted	$2.38	$2.06	$5.45	$4.93
Cash dividends per common share	$0.84	$0.77	$2.52	$2.31
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,
(in millions)	2019	2018
Net income	$132.6	$114.7
Other comprehensive income (loss):
Currency translation adjustment:
Foreign currency translation adjustments	(12.2)	(0.7)
Reclassification of currency translation gains included in net income	(7.7)	—
Defined benefit pension and post-retirement plans, net of taxes of ($0.7) and ($1.6)	1.9	7.0
Available-for-sale investments, net of taxes of ($0.0) and $0.1	1.9	—
Unrealized gain (loss) on cash flow hedges, net of taxes of ($0.1) and $0.4	0.1	(0.9)
Other comprehensive (loss) income	(16.0)	5.4
Total comprehensive income	116.6	120.1
Less: Comprehensive income attributable to noncontrolling interest	1.9	1.1
Comprehensive income attributable to Hubbell	$114.7	$119.0
See notes to unaudited Condensed Consolidated Financial Statements.

	Nine Months Ended September 30,
(in millions)	2019	2018
Net income	$304.3	$276.9
Other comprehensive income (loss):
Currency translation adjustment:
Foreign currency translation adjustments	(8.9)	(21.5)
Reclassification of currency translation gains included in net income	(7.7)	—
Defined benefit pension and post-retirement plans, net of taxes of ($1.8) and ($2.8)	5.3	10.9
Available-for-sale investments, net of taxes of ($0.2) and $0.1	2.5	(0.4)
Unrealized gain (loss) on cash flow hedges, net of taxes of $0.4 and ($0.2)	(1.2)	0.7
Other comprehensive (loss) income	(10.0)	(10.3)
Total comprehensive income	294.3	266.6
Less: Comprehensive income attributable to noncontrolling interest	5.3	4.7
Comprehensive income attributable to Hubbell	$289.0	$261.9
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$300.0	$189.0
Short-term investments	11.3	9.2
Accounts receivable, net	787.1	725.4
Inventories, net	662.0	651.0
Other current assets	49.5	69.1
Total Current Assets	1,809.9	1,643.7
Property, Plant, and Equipment, net	497.6	502.1
Other Assets
Investments	50.0	56.3
Goodwill	1,781.4	1,784.4
Intangible assets, net	765.0	819.5
Other long-term assets	170.4	66.1
TOTAL ASSETS	$5,074.3	$4,872.1
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt and current portion of long-term debt	$35.9	$56.1
Accounts payable	414.7	393.7
Accrued salaries, wages and employee benefits	92.8	101.6
Accrued insurance	70.2	61.3
Other accrued liabilities	252.6	226.6
Total Current Liabilities	866.2	839.3
Long-Term Debt	1,714.1	1,737.1
Other Non-Current Liabilities	578.4	496.8
TOTAL LIABILITIES	3,158.7	3,073.2
Total Hubbell Shareholders’ Equity	1,903.1	1,780.6
Noncontrolling interest	12.5	18.3
Total Equity	1,915.6	1,798.9
TOTAL LIABILITIES AND EQUITY	$5,074.3	$4,872.1
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in millions)	2019	2018
Cash Flows from Operating Activities
Net income	$304.3	$276.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111.1	112.8
Deferred income taxes	(2.9)	22.2
Stock-based compensation	13.5	13.4
Gain on disposition of business	(21.7)	—
Multi-employer pension charge	22.9	—
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(66.7)	(133.9)
Decrease (increase) in inventories, net	(23.4)	17.8
Increase in accounts payable	30.6	48.1
Decrease in current liabilities	(2.4)	(10.2)
Changes in other assets and liabilities, net	15.7	(3.4)
Contribution to qualified defined benefit pension plans	(0.3)	(11.4)
Other, net	4.4	6.9
Net cash provided by operating activities	385.1	339.2
Cash Flows from Investing Activities
Capital expenditures	(72.6)	(70.7)
Proceeds from disposal of business, net of cash	33.4	—
Acquisition of businesses, net of cash acquired	(5.0)	(1,118.0)
Purchases of available-for-sale investments	(4.5)	(16.6)
Proceeds from available-for-sale investments	10.4	17.5
Other, net	3.8	2.3
Net cash used in investing activities	(34.5)	(1,185.5)
Cash Flows from Financing Activities
Long-term debt (repayments) borrowings, net	(18.8)	835.0
Short-term debt (repayments) borrowings, net	(26.6)	37.0
Payment of dividends	(137.1)	(126.5)
Payment of dividends to noncontrolling interest	(11.1)	(3.8)
Repurchase of common shares	(35.0)	(20.0)
Debt issuance costs	—	(7.6)
Other, net	(9.1)	(9.4)
Net cash (used) provided by financing activities	(237.7)	704.7
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.9)	(4.6)
Increase (decrease) in cash and cash equivalents	111.0	(146.2)
Cash and cash equivalents
Beginning of period	189.0	375.0
End of period	$300.0	$228.8
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States of America (“U.S.”) GAAP for audited financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

We determine if an arrangement is a lease at inception. Operating leases are included as ROU assets within other long-term assets, other accrued liabilities, and other non-current liabilities in our Condensed Consolidated Balance Sheets. Finance leases are included in property, plant, and equipment, net, other accrued liabilities, and other non-current liabilities. The Company's finance leases are immaterial.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. For leases existing as of January 1, 2019, we have elected to use the remaining lease term as of the adoption date in determining the incremental borrowing rate. Our determination of the lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

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

Back to Contents

Within the Electrical segment, certain businesses require a portion of the transaction price to be paid in advance of transfer of control. Advance payments are not considered a significant financing component as they are received less than one year before the related performance obligations are satisfied. In addition, in the Power segment, certain businesses offer annual maintenance service contracts that require payment at the beginning of the contract period. These payments are treated as a contract liability and are classified in Other accrued liabilities in the Condensed Consolidated Balance Sheets. Once control transfers to the customer and the Company meets the revenue recognition criteria, the deferred revenue is recognized in the Condensed Consolidated Statements of Income. The deferred revenue relating to the annual maintenance service contracts is recognized in the Condensed Consolidated Statements of Income on a straight-line basis over the expected term of the contract.

The following table presents disaggregated revenue by business group:

	Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018
in millions	Electrical		Power		Total
Net sales
Hubbell Commercial and Industrial	$237.0	$234.2	$—	$—	$237.0	$234.2
Hubbell Construction and Energy	213.0	204.9	—	—	213.0	204.9
Hubbell Lighting	239.3	248.3	—	—	239.3	248.3
Hubbell Power Systems	—	—	514.7	492.3	514.7	492.3
Total net sales	$689.3	$687.4	$514.7	$492.3	$1,204.0	$1,179.7

	Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018
in millions	Electrical		Power		Total
Net sales
Hubbell Commercial and Industrial	$692.6	$685.0	$—	$—	$692.6	$685.0
Hubbell Construction and Energy	608.7	598.7	—	—	608.7	598.7
Hubbell Lighting	706.4	710.4	—	—	706.4	710.4
Hubbell Power Systems	—	—	1,480.0	1,343.5	1,480.0	1,343.5
Total net sales	$2,007.7	$1,994.1	$1,480.0	$1,343.5	$3,487.7	$3,337.6

HUBBELL INCORPORATED-Form 10-Q    9

Back to Contents

The following table presents disaggregated revenue by geographic location (on a geographic basis, the Company defines "international" as operations based outside of the United States and its possessions):

	Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018
in millions	Electrical		Power		Total
Net sales
United States	$618.2	$615.3	$477.7	$448.0	$1,095.9	$1,063.3
International	71.1	72.1	37.0	44.3	108.1	116.4
Total net sales	$689.3	$687.4	$514.7	$492.3	$1,204.0	$1,179.7

	Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018
in millions	Electrical		Power		Total
Net sales
United States	$1,804.3	$1,776.1	$1,386.7	$1,236.4	$3,191.0	$3,012.5
International	203.4	218.0	93.3	107.1	296.7	325.1
Total net sales	$2,007.7	$1,994.1	$1,480.0	$1,343.5	$3,487.7	$3,337.6

Contract Balances

Our contract liabilities consist of advance payments for products as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in Other accrued liabilities and the non-current portion of deferred revenue is included in Other non-current liabilities in the Condensed Consolidated Balance Sheets.

Contract liabilities were $30.2 million as of September 30, 2019 compared to $27.7 million as of December 31, 2018. The $2.5 million increase in our contract liabilities balance was primarily due to a $20.1 million net increase in current year deferrals primarily due to timing of advance payments on certain orders, partially offset by the recognition of $12.8 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2019 and a $4.8 million decline in contract liabilities relating to the disposition of the Haefely business. The Company has an immaterial amount of contract assets relating to performance obligations satisfied prior to payment that is recorded in Other long-term assets in the Condensed Consolidated Balance Sheets. Impairment losses recognized on our receivables and contract assets were immaterial for the three and nine months ended September 30, 2019.

Unsatisfied Performance Obligations

As of September 30, 2019, the Company had approximately $370 million of unsatisfied performance obligations for contracts with an original expected length of greater than one year, primarily relating to long-term contracts of the Power segment to deliver and install meters. The Company expects that a majority of the unsatisfied performance obligations will be completed and recognized over the next 3 years.

HUBBELL INCORPORATED-Form 10-Q    10

Back to Contents

NOTE 3 Business Acquisitions and Dispositions

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

The Company financed the acquisition and related transactions with net proceeds from borrowings under a new unsecured term loan facility in the aggregate principal amount of $500 million (the "Term Loan"), the issuance of 3.50% Senior Notes due 2028 in the aggregate principal amount of $450 million, and issuances of commercial paper.

Supplemental Pro-Forma Data

Aclara’s results of operations have been included in the Company's Condensed Consolidated Financial Statements for the period subsequent to the completion of the acquisition on February 2, 2018. Aclara contributed sales of approximately $429.7 million and operating income of approximately $12.8 million for the period from the completion of the acquisition through September 30, 2018.

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

Pro-forma Nine Months Ended
September 30, 2018
Net sales	$3,385.8
Net income attributable to Hubbell	$284.5
Earnings Per Share:
Basic	$5.18
Diluted	$5.16

Dispositions

In August 2019, the Company completed the sale of Haefely Test, AG (“Haefely”) for $38.1 million. Haefely designs and manufactures high voltage test equipment and is based in Basel, Switzerland. The Haefely business was previously included within the Electrical segment. Upon disposition, the Haefely business had tangible assets of $32.3 million (primarily comprised of cash, accounts receivable, inventories, and property, plant and equipment), goodwill of $3.1 million, total liabilities of $12.2 million (primarily comprised of accounts payable, accrued expenses, and cash received in advance from customers) and a $7.7 million balance of cumulative currency translation adjustments recognized within Accumulated other comprehensive income. As a result of the sale of Haefely, we recognized a pre-tax gain of $21.7 million that is included in Total other expense in the Condensed Consolidated Statements of Income.

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

The Power segment consists of operations that design and manufacture various distribution, transmission, substation and telecommunications products primarily used by the electrical utility industry. In addition, certain of these products are used in the civil construction, water utility, and transportation industries. Products are sold to distributors and directly to users such as utilities, telecommunication companies, pipeline and mining operations, industrial firms, and construction and engineering firms. The 2018 acquisition of Aclara expanded offerings to include advanced metering infrastructure, meter and edge devices, and software and infrastructure services, which are primarily sold to the electrical, water, and gas utility industries.

The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2019	2018	2019	2018	2019	2018
Three Months Ended September 30,
Electrical	$689.3	$687.4	$90.2	$94.0	13.1%	13.7%
Power	514.7	492.3	82.7	69.8	16.1%	14.2%
TOTAL	$1,204.0	$1,179.7	$172.9	$163.8	14.4%	13.9%
Nine Months Ended September 30,
Electrical	$2,007.7	$1,994.1	$246.8	$246.5	12.3%	12.4%
Power	1,480.0	1,343.5	213.9	173.8	14.5%	12.9%
TOTAL	$3,487.7	$3,337.6	$460.7	$420.3	13.2%	12.6%

NOTE 5 Inventories, net

Inventories, net are composed of the following (in millions):

	September 30, 2019	December 31, 2018
Raw material	$225.2	$220.2
Work-in-process	109.0	110.3
Finished goods	410.1	402.3
	744.3	732.8
Excess of FIFO over LIFO cost basis	(82.3)	(81.8)
TOTAL	$662.0	$651.0

HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents

NOTE 6 Goodwill and Intangible Assets, net

Changes in the carrying values of goodwill for the nine months ended September 30, 2019, were as follows (in millions):

	Segment
	Electrical	Power	Total
BALANCE DECEMBER 31, 2018	$714.1	$1,070.3	$1,784.4
Current year acquisitions	4.7	—	4.7
Dispositions (Note 3 - Business Acquisitions and Dispositions)	(3.1)	—	(3.1)
Foreign currency translation	(1.2)	(3.4)	(4.6)
BALANCE SEPTEMBER 30, 2019	$714.5	$1,066.9	$1,781.4

The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheets is as follows (in millions):

	September 30, 2019		December 31, 2018
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$201.2	$(62.6)	$204.4	$(58.6)
Customer/agent relationships and other	827.1	(254.2)	833.0	(212.6)
Total	$1,028.3	$(316.8)	$1,037.4	$(271.2)
Indefinite-lived:
Tradenames and other	53.5	—	53.3	—
TOTAL	$1,081.8	$(316.8)	$1,090.7	$(271.2)

Amortization expense associated with definite-lived intangible assets was $53.4 million and $53.2 million for the nine months ended September 30, 2019 and 2018, respectively. Future amortization expense associated with these intangible assets is expected to be $18.1 million for the remainder of 2019, $70.7 million in 2020, $69.0 million in 2021, $63.6 million in 2022, $58.9 million in 2023, and $53.9 million in 2024.

HUBBELL INCORPORATED-Form 10-Q    13

Back to Contents

NOTE 7 Other Accrued Liabilities

Other accrued liabilities are composed of the following (in millions):

	September 30, 2019	December 31, 2018
Customer program incentives	$44.0	$52.4
Accrued income taxes	7.5	3.4
Contract liabilities - deferred revenue	30.2	27.7
Customer refund liability	18.2	15.3
Accrued warranties	28.2	33.5
Current operating lease liabilities(a)	28.7	—
Other	95.8	94.3
TOTAL	$252.6	$226.6
(a) Current operating lease liabilities are related to the adoption of ASU 2016-02. Refer to Note 1 - Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements for additional information.

NOTE 8 Other Non-Current Liabilities

Other non-current liabilities are composed of the following (in millions):

	September 30, 2019	December 31, 2018
Pensions	$177.0	$177.0
Other post-retirement benefits	23.7	23.7
Deferred tax liabilities	117.8	120.0
Accrued warranties long-term	54.3	59.2
Non-current operating lease liabilities(a)	67.5	—
Other	138.1	116.9
TOTAL	$578.4	$496.8
(a) Non-current operating lease liabilities related to the adoption of ASU 2016-02. Refer to Note 1 - Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements for additional information.

HUBBELL INCORPORATED-Form 10-Q    14

Back to Contents

NOTE 9 Total Equity

The following table shows the changes in shareholders' equity for the three and nine months ended September 30, 2019 (in million, except per share amounts):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2018	$0.6	$1.3	$2,064.4	$(285.7)	$1,780.6	$18.3
Net income	—	—	168.3	—	168.3	3.4
Other comprehensive (loss) income	—	—	—	6.0	6.0	—
Stock-based compensation	—	8.3	—	—	8.3	—
Reclassification of stranded tax effects	—	—	30.0	(30.0)	—	—
Acquisition/surrender of common shares(1)	—	(8.8)	(27.2)	—	(36.0)	—
Cash dividends declared ($0.84 per share)	—	—	(91.7)	—	(91.7)	—
Dividends to noncontrolling interest	—	—	—	—	—	(2.6)
Directors deferred compensation	—	0.4	—	—	0.4	—
BALANCE AT JUNE 30, 2019	$0.6	$1.2	$2,143.8	$(309.7)	$1,835.9	$19.1
Net income	—	—	130.7	—	130.7	1.9
Other comprehensive (loss) income	—	—	—	(16.0)	(16.0)	—
Stock-based compensation	—	5.2	—	—	5.2	—
Acquisition/surrender of common shares(1)	—	(5.8)	(1.4)	—	(7.2)	—
Cash dividends declared ($0.84 per share)	—	—	(45.6)	—	(45.6)	—
Dividends to noncontrolling interest	—	—	—	—	—	(8.5)
Directors deferred compensation	—	0.1	—	—	0.1	—
BALANCE AT SEPTEMBER 30, 2019	$0.6	$0.7	$2,227.5	$(325.7)	$1,903.1	$12.5

(1) For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against Common Stock par value, Additional paid-in capital, to the extent available, and Retained earnings. As a result of this accounting treatment, during the first nine months of 2019, $28.6 million of the purchase price paid for repurchased shares was allocated to retained earnings.

HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents

The following table shows the changes in shareholders' equity for the three and nine months ended September 30, 2018 (in million, except per share amounts):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2017	$0.6	$11.0	$1,892.4	$(269.8)	$1,634.2	$13.7
Net income	—	—	158.6	—	158.6	3.6
Other comprehensive (loss) income	—	—	—	(15.7)	(15.7)	—
Stock-based compensation	—	9.5	—	—	9.5	—
ASC 606 adoption to retained earnings	—	—	0.6	—	0.6	—
Acquisition/surrender of common shares(1)	—	(18.0)	—	—	(18.0)	—
Cash dividends declared ($0.77 per share)	—	—	(84.6)	—	(84.6)	—
Dividends to noncontrolling interest	—	—	—	—	—	(2.8)
Aclara noncontrolling interest	—	—	—	—	—	2.4
Directors deferred compensation	—	0.3	—	—	0.3	—
BALANCE AT JUNE 30, 2018	$0.6	$2.8	$1,967.0	$(285.5)	$1,684.9	$16.9
Net income	—	—	113.6	—	113.6	1.1
Other comprehensive (loss) income	—	—	—	5.4	5.4	—
Stock-based compensation	—	3.9	—	—	3.9	—
Acquisition/surrender of common shares(1)	—	(6.7)	(4.1)	—	(10.8)	—
Cash dividends declared ($0.77 per share)	—	—	(42.4)	—	(42.4)	—
Dividends to noncontrolling interest	—	—	—	—	—	(1.0)
Directors deferred compensation	—	0.2	—	—	0.2	—
BALANCE AT SEPTEMBER 30, 2018	$0.6	$0.2	$2,034.1	$(280.1)	$1,754.8	$17.0

(1) For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against Common Stock par value, Additional paid-in capital, to the extent available, and Retained earnings. As a result of this accounting treatment, during the first nine months of 2018, $4.1 million of the purchase price paid for repurchased shares was allocated to retained earnings.

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statements of Comprehensive Income.

HUBBELL INCORPORATED-Form 10-Q    16

Back to Contents

NOTE 10 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the nine months ended September 30, 2019 is provided below (in millions):

(debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2018	$0.8	$(2.0)	$(158.7)	$(125.8)	$(285.7)
Other comprehensive income (loss) before reclassifications	(0.5)	0.7	—	(8.9)	(8.7)
Amounts reclassified from accumulated other comprehensive loss	(0.7)	1.8	5.3	(7.7)	(1.3)
Current period other comprehensive income (loss)	(1.2)	2.5	5.3	(16.6)	(10.0)
Reclassification of stranded tax effects	—	—	(30.0)	—	(30.0)
BALANCE AT SEPTEMBER 30, 2019	$(0.4)	$0.5	$(183.4)	$(142.4)	$(325.7)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three and nine months ended September 30, 2019 and 2018 is provided below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Loss Components	2019	2018	2019	2018	Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$0.1	$0.1	$0.4	$—	Net sales
	—	0.2	0.5	—	Cost of goods sold
	0.1	0.3	0.9	—	Total before tax
	—	(0.1)	(0.2)	—	Tax benefit (expense)
	$0.1	$0.2	$0.7	$—	Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs (a)	$0.1	$0.2	$0.5	$0.7
Actuarial gains/(losses) (a)	(2.4)	(2.6)	(7.3)	(8.2)
Settlement and curtailment losses (a)	(0.3)	—	(0.3)	—
	(2.6)	(2.4)	(7.1)	(7.5)	Total before tax
	0.7	0.5	1.8	1.7	Tax benefit (expense)
	$(1.9)	$(1.9)	$(5.3)	$(5.8)	Gain (loss) net of tax

Reclassification of gains (losses) on available-for-sale securities	$(1.8)	$—	$(1.8)	$—	Other expense, net
	—	—	—	—	Tax benefit (expense)
	$(1.8)	$—	$(1.8)	$—

Reclassification of currency translation gain	$7.7	$—	$7.7	$—	Gain on disposition of business (Note 3)
	—	—	—	—	Tax benefit (expense)
	$7.7	$—	$7.7	$—

Gains (losses) reclassified into earnings	$4.1	$(1.7)	$1.3	$(5.8)

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

The following table sets forth the computation of earnings per share for the three and nine months ended September 30, 2019 and 2018 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to Hubbell	$130.7	$113.6	$299.0	$272.2
Less: Earnings allocated to participating securities	(0.5)	(0.4)	(1.2)	(1.0)
Net income available to common shareholders	$130.2	$113.2	$297.8	$271.2
Denominator:
Average number of common shares outstanding	54.3	54.6	54.4	54.7
Potential dilutive common shares	0.3	0.3	0.3	0.3
Average number of diluted shares outstanding	54.6	54.9	54.7	55.0
Earnings per share:
Basic	$2.40	$2.07	$5.48	$4.96
Diluted	$2.38	$2.06	$5.45	$4.93

The Company did not have outstanding any significant anti-dilutive securities during the three and nine months ended September 30, 2019 and 2018.

HUBBELL INCORPORATED-Form 10-Q    18

Back to Contents

NOTE 12 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Three Months Ended September 30,
Service cost	$0.5	$1.0	$0.1	$—
Interest cost	8.7	8.6	0.2	0.2
Expected return on plan assets	(7.7)	(8.3)	—	—
Amortization of prior service cost	0.2	—	(0.3)	(0.2)
Amortization of actuarial losses	2.3	2.6	0.1	—
Settlement and curtailment losses	0.3	—	—	—
NET PERIODIC BENEFIT COST	$4.3	$3.9	$0.1	$—
Nine Months Ended September 30,
Service cost	$1.6	$3.2	$0.1	$0.1
Interest cost	26.0	25.8	0.8	0.7
Expected return on plan assets	(23.0)	(25.3)	—	—
Amortization of prior service cost	0.2	—	(0.7)	(0.7)
Amortization of actuarial losses	7.2	8.1	0.1	0.1
Settlement and curtailment losses	0.3	—	—	—
NET PERIODIC BENEFIT COST	$12.3	$11.8	$0.3	$0.2

Employer Contributions

Although not required by ERISA and the Internal Revenue Code, the Company may elect to make a voluntary contribution to its qualified domestic defined benefit pension plan in 2019. The Company anticipates making required contributions of approximately $0.4 million to its foreign pension plans during 2019, of which $0.3 million has been contributed through September 30, 2019.

HUBBELL INCORPORATED-Form 10-Q    19

Back to Contents

NOTE 13 Guarantees

The Company records a liability equal to the fair value of guarantees in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of September 30, 2019 and December 31, 2018, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the nine months ended September 30, 2019 and 2018 are set forth below (in millions):

	2019	2018
BALANCE AT JANUARY 1,	$92.7	$14.0
Provision(a)	13.0	9.5
Expenditures/payments/other	(23.2)	(14.9)
Acquisitions(b)	—	52.8
BALANCE AT SEPTEMBER 30,	$82.5	$61.4

(a) Refer to Note 7 – Other Accrued Liabilities and Note 8 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.
(b) The acquisition amount disclosed relates to the Aclara acquisition.

HUBBELL INCORPORATED-Form 10-Q    20

Back to Contents

NOTE 14 Fair Value Measurement

Investments

At September 30, 2019 and December 31, 2018, the Company had $42.8 million and $51.2 million, respectively, of available-for-sale securities. Available-for-sale securities classified in Level 2 of the fair value hierarchy consist of municipal bonds. In the third quarter of 2019, the Company disposed of an available-for-sale investment in a privately-held company that was previously classified in Level 3 of the fair value hierarchy. The Company also had $18.5 million of trading securities at September 30, 2019 and $14.3 million at December 31, 2018 that are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

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

Level 3 – Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions.

HUBBELL INCORPORATED-Form 10-Q    21

Back to Contents

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2019 and December 31, 2018 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
September 30, 2019
Money market funds(a)	$61.3	$—	$—	$61.3
Time Deposits(a)	—	20.2	—	20.2
Available for sale investments	—	42.8	—	42.8
Trading securities	18.5	—	—	18.5
Deferred compensation plan liabilities	(18.5)	—	—	(18.5)
Derivatives:
Forward exchange contracts-Assets(b)	—	0.2	—	0.2
Forward exchange contracts-(Liabilities)(c)	—	(0.2)	—	(0.2)
TOTAL	$61.3	$63.0	$—	$124.3

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
December 31, 2018
Money market funds(a)	$15.1	$—	$—	$15.1
Time Deposits(a)	—	20.9	—	20.9
Available for sale investments	—	48.9	2.3	51.2
Trading securities	14.3	—	—	14.3
Deferred compensation plan liabilities	(14.3)	—	—	(14.3)
Derivatives:
Forward exchange contracts-Assets(b)	—	1.6	—	1.6
Forward exchange contracts-(Liabilities)(c)	—	—	—	—
TOTAL	$15.1	$71.4	$2.3	$88.8
(a) Money market funds and time deposits are reflected in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.
(b) Forward exchange contracts-Assets are reflected in Other current assets in the Condensed Consolidated Balance Sheets.
(c) Forward exchange contracts-(Liabilities) are reflected in Other accrued liabilities in the Condensed Consolidated Balance Sheets.

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

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. The Company purchased $3.1 million and $2.6 million of trading securities related to these deferred compensation plans during the nine months ended September 30, 2019 and 2018, respectively. As a result of participant distributions, the Company sold $1.0 million of these trading securities during the nine months ended September 30, 2019 and $0.5 million during the nine months ended September 30, 2018. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

HUBBELL INCORPORATED-Form 10-Q    22

Back to Contents

Derivatives

In order to limit financial risk in the management of its assets, liabilities and debt, the Company may use derivative financial instruments such as foreign currency hedges, commodity hedges, interest rate hedges and interest rate swaps. All derivative financial instruments are matched with an existing Company asset, liability or forecasted transaction. Market value gains or losses on the derivative financial instrument are recognized in income when the effects of the related price changes of the underlying asset, liability or forecasted transaction are recognized in income. Derivative assets and derivative liabilities are not offset in the Condensed Consolidated Balance Sheets.

In 2019 and 2018, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge exposure to fluctuating rates of exchange for both anticipated inventory purchases and forecasted sales by its subsidiaries that transact business in Canada. As of September 30, 2019, the Company had 36 individual forward exchange contracts for an aggregate notional amount of $41.0 million, having various expiration dates through September 2020. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

The following table summarizes the results of cash flow hedging relationships for the three months ended September 30, 2019 and 2018 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Income (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings Effective Portion (net of tax)
Derivative Instrument	2019	2018	(Effective Portion)	2019	2018
Forward exchange contract	$0.2	$(0.7)	Net sales	$0.1	$—
			Cost of goods sold	$—	$0.2

The following table summarizes the results of cash flow hedging relationships for the nine months ended September 30, 2019 and 2018 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings Effective Portion (net of tax)
Derivative Instrument	2019	2018	(Effective Portion)	2019	2018
Forward exchange contract	$(0.5)	$0.7	Net sales	$0.3	$—
			Cost of goods sold	$0.4	$—

Long Term Debt

As of September 30, 2019 and December 31, 2018, the carrying value of the long-term debt including the $31.3 million and $25.0 million current portion of the Term Loan was $1,745.4 million and $1,762.1 million, respectively. The estimated fair value of the long-term debt as of September 30, 2019 and December 31, 2018 was $1,798.8 million and $1,688.1 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

HUBBELL INCORPORATED-Form 10-Q    23

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

As previously reported, in the fourth quarter of 2016, the Company recorded a charge of $12.5 million in Cost of goods sold representing its estimated withdrawal liability from one of the multi-employer pension plans in which it participated. In March 2019, the remaining employer in that multi-employer pension plan filed for protection under Chapter 11 of the United States Bankruptcy Code and was proceeding towards liquidation as of June 2019. Under the terms customary to multi-employer pension plans, it is probable that the Company will be subject to mass withdrawal liability, estimated to be an additional $22.9 million, as a result of the other employer's withdrawal from the pension plan and anticipated liquidation.

HUBBELL INCORPORATED-Form 10-Q    24

Back to Contents

NOTE 16 Restructuring Costs and Other

In the three and nine months ended September 30, 2019, we incurred costs for restructuring actions initiated in 2019 as well as costs for restructuring actions initiated in the prior year. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions and the sale or exit of business units we determine to be non-strategic. Restructuring costs include severance and employee benefits, asset impairments, accelerated depreciation, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash, and certain pension obligations, which may be cash settled over multiple years.

Pre-tax restructuring costs incurred in each of our reporting segments and the location of the costs in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018 is as follows (in millions):

	Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018
	Cost of goods sold		Selling & administrative expense		Total
Electrical	$2.7	$0.9	$1.4	$0.5	$4.1	$1.4
Power	1.3	0.1	(0.2)	0.9	1.1	1.0
Total Pre-Tax Restructuring Costs	$4.0	$1.0	$1.2	$1.4	$5.2	$2.4

	Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018
	Cost of goods sold		Selling & administrative expense		Total
Electrical	$8.4	$2.0	$3.0	$0.1	$11.4	$2.1
Power	2.9	0.2	1.3	0.8	4.2	1.0
Total Pre-Tax Restructuring Costs	$11.3	$2.2	$4.3	$0.9	$15.6	$3.1

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/19	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 9/30/2019
2019 Restructuring Actions
Severance	$—	$9.3	$(1.8)	$7.5
Asset write-downs	—	0.4	(0.4)	—
Facility closure and other costs	—	4.1	(3.7)	0.4
Total 2019 Restructuring Actions	$—	$13.8	$(5.9)	$7.9
2018 and Prior Restructuring Actions
Severance	$7.7	$0.3	$(4.0)	$4.0
Asset write-downs	—	0.3	(0.3)	—
Facility closure and other costs(a)	13.3	1.2	(2.0)	12.5
Total 2018 and Prior Restructuring Actions	$21.0	$1.8	$(6.3)	$16.5
Total Restructuring Actions	$21.0	$15.6	$(12.2)	$24.4

(a) The beginning and ending accrual of Facility closure and other costs include certain multi-employer pension plan obligations that are settled over multiple years.

HUBBELL INCORPORATED-Form 10-Q    25

Back to Contents

The actual costs incurred and total expected cost in each of our reporting segments of our on-going restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2018	Costs incurred during first nine months of 2019	Remaining costs at 9/30/2019
2019 Restructuring Actions
Electrical	$15.1	$—	$10.5	$4.6
Power	5.8	—	3.3	2.5
Total 2019 Restructuring Actions	$20.9	$—	$13.8	$7.1
2018 and Prior Restructuring Actions
Electrical	$12.7	$8.3	$0.9	$3.5
Power	4.7	3.7	0.9	0.1
Total 2018 and Prior Restructuring Actions	$17.4	$12.0	$1.8	$3.6
Total Restructuring Actions	$38.3	$12.0	$15.6	$10.7

HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents

NOTE 17 Leases

Our operating leases primarily consist of office space, certain manufacturing facilities, and vehicles. Our finance leases are not material. The term of these leases is generally 10 years or less, in some cases, with options to extend the term for up to 5 years, or options to terminate after one year without penalty. In general, our vehicle lease payments contain a monthly base rent payment which is adjusted based on changes to the LIBOR rate over the lease term. Certain other lease agreements contain variable payments related to a consumer price index or similar metric. Any change in payment amounts as a result of a change in a rate or index are considered variable lease payments and recognized as profit or loss when incurred.

Rent expense for operating leases in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 is $9.7 million and $28.7 million, respectively. Cash paid for operating leases during the three and nine months ended September 30, 2019 was $9.3 million and $27.0 million, respectively, reported as cash outflows from operating activities in the Condensed Consolidated Statements of Cash Flows. Right-of-use ("ROU") assets obtained in exchange for lease obligations during the three and nine months ended September 30, 2019 was $1.8 million and $8.7 million, respectively.

Amounts recognized for operating leases in the Condensed Consolidated Balance Sheets is as follows (in millions):

September 30, 2019
Operating lease right-of-use assets	$92.3
TOTAL ASSETS	$92.3

Other accrued liabilities	$28.7
Other non-current liabilities	67.5
TOTAL LIABILITIES	$96.2

The weighted average remaining lease term as of September 30, 2019 for operating leases was 5 years. The weighted average discount rate used to measure the ROU asset and lease liability for operating leases was 3.8% as of September 30, 2019.

Future maturities of our operating lease liabilities as of September 30, 2019 are as follows (in millions):

	2019	2020	2021	2022	2023	Thereafter	Total Payments	Imputed Interest	Total
Operating Leases	8.6	29.5	21.0	12.8	11.4	22.4	105.7	(9.5)	$96.2

HUBBELL INCORPORATED-Form 10-Q    27

Back to Contents

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is primarily engaged in the design, manufacture and sale of quality electrical and electronic products for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, China, Mexico, the UK, Brazil, Australia, Spain and Ireland. The Company also participates in joint ventures in Taiwan, Hong Kong and the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company employed approximately 19,400 individuals worldwide as of September 30, 2019.

The Company’s reporting segments consist of the Electrical segment and the Power segment. Results for the three and nine months ended September 30, 2019 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

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

Acquisitions and Dispositions

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

In August 2019, the Company completed the sale of Haefely Test, AG (“Haefely”), which was previously included within the Electrical segment, for $38.1 million and recognized a $21.7 million pre-tax gain on the disposition of that business.

HUBBELL INCORPORATED-Form 10-Q    28

Back to Contents

Results of Operations – Third Quarter of 2019 compared to the Third Quarter of 2018

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended September 30,
	2019	% of Net sales	2018	% of Net sales
Net sales	$1,204.0		$1,179.7
Cost of goods sold	842.0	69.9%	830.7	70.4%
Gross profit	362.0	30.1%	349.0	29.6%
Selling & administrative ("S&A") expense	189.1	15.7%	185.2	15.7%
Operating income	172.9	14.4%	163.8	13.9%
Net income attributable to Hubbell	130.7	10.9%	113.6	9.6%
EARNINGS PER SHARE – DILUTED	$2.38		$2.06

In the following discussion of results of operations, we refer to "adjusted" operating measures. We believe those adjusted measures, which exclude the impact of certain costs, gains and losses, may provide investors with useful information regarding our underlying performance from period to period and allow investors to understand our results of operations without regard to items we do not consider a component of our core operating performance. Management uses these adjusted measures when assessing the performance of the business.

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

Adjusted operating measures in 2019 also exclude the gain on the disposition of the Haefely business and an investment loss, each recognized in the third quarter of 2019, as well as a charge in the second quarter of 2019 to recognize certain additional liabilities associated with the Company's previously disclosed withdrawal from a multi-employer pension plan and the subsequent withdrawal and now likely liquidation of another employer in the plan. Those items are reported in Total other expense (below Operating income) in the Condensed Consolidated Statements of Income. Refer to the reconciliation of non-GAAP measures presented below, Note 3 - Business Acquisitions and Dispositions, and Note 15 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements, for additional information.

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

HUBBELL INCORPORATED-Form 10-Q    29

Back to Contents

The following table reconciles our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	Three Months Ended September 30,
	2019	% of Net sales	2018	% of Net sales
Gross profit (GAAP measure)	$362.0	30.1%	$349.0	29.6%
Amortization of acquisition-related intangible assets	5.7		6.2
Adjusted gross profit	$367.7	30.5%	$355.2	30.1%
S&A expenses (GAAP measure)	$189.1	15.7%	$185.2	15.7%
Amortization of acquisition-related intangible assets	11.8		12.5
Aclara transaction costs	—		0.3
Adjusted S&A expenses	$177.3	14.7%	$172.4	14.6%
Operating income (GAAP measure)	$172.9	14.4%	$163.8	13.9%
Amortization of acquisition-related intangible assets	17.5		18.7
Aclara transaction costs	—		0.3
Adjusted operating income	$190.4	15.8%	$182.8	15.5%
Net income attributable to Hubbell (GAAP measure)	$130.7		$113.6
Amortization of acquisition-related intangible assets, net of tax	13.1		14.3
Gain on disposition of business, net of tax	(20.5)		—
Loss on investment, net of tax	5.0		—
Aclara transaction costs, net of tax	—		0.9
Adjusted net income attributable to Hubbell	$128.3		$128.8
Less: Earnings allocated to participating securities	(0.5)		(0.4)
Adjusted net income available to common shareholders	$127.8		$128.4
Average number of diluted shares outstanding	54.6		54.9
ADJUSTED EARNINGS PER SHARE – DILUTED	$2.34		$2.34

Net Sales

Net sales of $1.20 billion in the third quarter of 2019 increased two percent compared to the third quarter of 2018 due to three percentage points of growth from higher organic sales, driven by favorable price realization partially offset by lower unit volume, and approximately one percentage point decline in net sales from the disposition of the Haefely business.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold decreased by 50 basis points to 69.9% in the third quarter of 2019 as compared to 70.4% in the third quarter of 2018. The decrease was primarily driven by favorable price realization and savings from our productivity initiatives that outpaced cost increases and lower amortization of acquisition-related intangibles, partially offset by an increase in restructuring and related costs as compared to the third quarter of 2018.

Gross Profit

Gross profit margin in the third quarter of 2019 increased by 50 basis points to 30.1% from 29.6% in the third quarter of 2018. Excluding amortization of acquisition-related intangible assets, the adjusted gross profit margin was 30.5% in the third quarter of 2019 and increased by 40 basis points as compared to the same period of the prior year. The increase in the adjusted gross profit margin primarily reflects favorable price realization and savings from our productivity initiatives that outpaced cost increases, partially offset by an increase in restructuring and related costs as compared to the third quarter of 2018.

Selling & Administrative Expenses

S&A expense in the third quarter of 2019 was $189.1 million and increased by $3.9 million compared to the prior year period. S&A expense as a percentage of net sales remained flat at 15.7% in the third quarter of 2019. Excluding amortization of acquisition-related intangible assets, adjusted S&A expense as a percentage of net sales increased by 10 basis points to 14.7% in the third quarter of 2019.

HUBBELL INCORPORATED-Form 10-Q    30

Back to Contents

Total Other Expense

Total other expense decreased by $16.4 million in the third quarter of 2019 to $4.9 million primarily due to the impact of discrete non-operating items including the $21.7 million gain recognized on the disposal of the Haefely business, partially offset by a $5.0 million loss on an investment in an available-for-sale debt security.

Income Taxes

The effective tax rate in the third quarter of 2019 increased to 21.1% from 19.5% in the third quarter of 2018, primarily due to the absence of a favorable adjustment related to the enactment of the Tax Cuts and Job Act of 2017 ("TCJA") recorded in the third quarter of 2018, partially offset by the favorable tax impact of the disposition of the Haefely business and a reserve release related to a statute of limitations expiration in the third quarter of 2019.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell was $130.7 million in the third quarter of 2019 and increased 15.1% as compared to the same period of the prior year. Excluding amortization of acquisition-related intangibles and the impact of non-operating items within other expense described above, adjusted net income attributable to Hubbell was $128.3 million in the third quarter of 2019 and was approximately flat compared to the third quarter of 2018 primarily as a result of higher operating income offset by an increase in the effective tax rate. Earnings per diluted share in the third quarter of 2019 increased 15.5% percent as compared to the third quarter of 2018 and primarily reflects the impact of the previously mentioned gain on disposition. Adjusted earnings per diluted share in the third quarter of 2019 was flat as compared to the third quarter of 2018.

Segment Results

ELECTRICAL

	Three Months Ended September 30,
(In millions)	2019	2018
Net sales	$689.3	$687.4
Operating income (GAAP measure)	90.2	94.0
Amortization of acquisition-related intangible assets	5.6	5.9
Adjusted operating income	$95.8	$99.9
Operating margin (GAAP measure)	13.1%	13.7%
Adjusted operating margin	13.9%	14.5%

Net sales in the Electrical segment in the third quarter of 2019 were $689.3 million, and were slightly above the third quarter of 2018. Organic net sales grew by approximately one percentage point, offset by approximately a one percentage point decline in net sales from the disposition of the Haefely business. Organic net sales grew in the quarter from the effect of favorable price realization, offset by lower unit volume in certain markets, as further described below.

Within the segment, the aggregate net sales of our Commercial and Industrial and Construction and Energy business groups increased by approximately three percentage points, due to approximately four percentage points of organic net sales growth, partially offset by approximately one percentage point from the disposition of the Haefely business. End markets for these business groups were mixed as growth in gas distribution and certain non-residential markets was partially offset by slower growth in heavy industrial markets. Net sales of our Lighting business group declined by approximately four percentage points in the third quarter of 2019 as lower unit volumes were partially offset by favorable price realization. Within the Lighting business group, net sales of residential lighting products increased by approximately three percentage points and net sales of commercial and industrial lighting products decreased by approximately six percent, driven by weakness in national accounts. Price realization was positive across each of our end markets.

Operating income in the Electrical segment for the third quarter of 2019 was $90.2 million and decreased four percent compared to the third quarter of 2018, while operating margin in the third quarter of 2019 decreased by 60 basis points to 13.1%. Excluding amortization of acquisition-related intangibles, adjusted operating income also decreased four percent and the adjusted operating margin decreased by 60 basis points to 13.9% primarily due to the effect of lower unit volume and higher restructuring and related costs as compared to the third quarter of 2018, partially offset by favorable price realization and productivity that outpaced cost increases. The disposal of the Haefely business in the third quarter of 2019 negatively impacted operating margin by approximately 20 basis points as compared to the same period of the prior year.

HUBBELL INCORPORATED-Form 10-Q    31

Back to Contents

POWER

	Three Months Ended September 30,
(In millions)	2019	2018
Net sales	$514.7	$492.3
Operating income (GAAP measure)	82.7	69.8
Amortization of acquisition-related intangible assets	11.9	12.8
Aclara transaction costs	—	0.3
Adjusted operating income	$94.6	$82.9
Operating margin (GAAP measure)	16.1%	14.2%
Adjusted operating margin	18.4%	16.8%

Net sales in the Power segment in the third quarter of 2019 were $514.7 million, up approximately five percent as compared to the third quarter of 2018 primarily due to organic net sales growth, including both volume increases and favorable price realization. Organic net sales were primarily driven by growth in the transmission and distribution markets.

Operating income in the Power segment for the third quarter of 2019 increased 18.5% to $82.7 million as compared to the same period of 2018. Operating margin in the third quarter of 2019 increased to 16.1% as compared to 14.2% in the same period of 2018. Excluding amortization of acquisition-related intangibles and Aclara transaction costs incurred in 2018, the adjusted operating margin increased by 160 basis points to 18.4%, primarily driven by a benefit from higher net sales volume, as well as favorable price realization and productivity that outpaced cost increases.

Results of Operations – Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Nine Months Ended September 30, 2019
	2019	% of Net sales	2018	% of Net sales
Net sales	$3,487.7		$3,337.6
Cost of goods sold	2,461.0	70.6%	2,357.8	70.6%
Gross profit	1,026.7	29.4%	979.8	29.4%
Selling & administrative expense	566.0	16.2%	559.5	16.8%
Operating income	460.7	13.2%	420.3	12.6%
Net income attributable to Hubbell	299.0	8.6%	272.2	8.2%
Earnings per share - diluted	$5.45		$4.93

HUBBELL INCORPORATED-Form 10-Q    32

Back to Contents

The following table reconciles our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	Nine Months Ended September 30,
	2019	% of Net sales	2018	% of Net sales
Gross profit (GAAP measure)	$1,026.7	29.4%	$979.8	29.4%
Amortization of acquisition-related intangible assets	17.8		23.6
Adjusted gross profit	$1,044.5	29.9%	$1,003.4	30.1%
S&A expenses (GAAP measure)	$566.0	16.2%	$559.5	16.8%
Amortization of acquisition-related intangible assets	36.0		36.6
Aclara transaction costs	—		9.3
Adjusted S&A expenses	$530.0	15.2%	$513.6	15.4%
Operating income (GAAP measure)	$460.7	13.2%	$420.3	12.6%
Amortization of acquisition-related intangible assets	53.8		60.2
Aclara transaction costs	—		9.3
Adjusted operating income	$514.5	14.8%	$489.8	14.7%
Net income attributable to Hubbell (GAAP measure)	$299.0		$272.2
Amortization of acquisition-related intangible assets, net of tax	40.2		45.7
Gain on disposition of business, net of tax	(20.5)		—
Multi-employer pension charge, net of tax	17.1		—
Loss on investment, net of tax	5.0		—
Aclara transaction costs, net of tax	—		9.7
Adjusted net income attributable to Hubbell	$340.8		$327.6
Less: Earnings allocated to participating securities	(1.3)		(1.1)
Adjusted net income available to common shareholders	$339.5		$326.5
Average number of diluted shares outstanding	54.7		55.0
ADJUSTED EARNINGS PER SHARE – DILUTED	$6.21		$5.94

Net Sales

Net sales of $3.49 billion for the first nine months of 2019 increased four percent compared to the first nine months of 2018 primarily due to higher organic volume and the contribution of an additional month of net sales in 2019 associated with the Aclara acquisition (February 2, 2018 acquisition date). Organic net sales growth contributed four percentage points, including favorable price realization, and acquisitions added one percentage point, partially offset by an approximately one percentage point decline from the impact of foreign exchange.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales in the first nine months of was 70.6%, which is flat as compared to the first nine months of 2018. That result compared to the prior year period was primarily due to favorable price realization and productivity that outpaced cost increases and lower amortization of acquisition-related intangibles in the first nine months of 2019, offset by an additional month of operating results of the Aclara business in the first nine months of 2019, higher restructuring and related costs, and unfavorable net sales mix.

Gross Profit

The gross profit margin in the first nine months of 2019 was 29.4% and was flat as compared to the first nine months of the prior year. Excluding amortization of acquisition-related intangible assets, the adjusted gross profit margin of 29.9% decreased primarily due to an additional month of operating results of the Aclara business in the first nine months of 2019, higher restructuring and related costs, and unfavorable net sales mix, partially offset by favorable price realization and savings from our productivity initiatives that outpaced cost increases.

HUBBELL INCORPORATED-Form 10-Q    33

Back to Contents

Selling & Administrative Expenses

S&A expense in the first nine months of 2019 was $566.0 million and increased by $6.5 million compared to the prior year period. S&A expense as a percentage of net sales decreased by 60 basis points to 16.2% in the first nine months of 2019. Excluding amortization of acquisition-related intangible assets and Aclara transaction costs incurred in the first nine months of 2018, adjusted S&A expense as a percentage of net sales decreased by 20 basis points to 15.2% primarily due to volume leverage associated with higher net sales.

Total Other Expense

Total other expense increased by $3.1 million in the first nine months of 2019 to $71.1 million primarily due to the impact of certain discrete non-operating items, including a $22.9 million charge associated with the withdrawal from a multi-employer pension plan and a $5.0 million loss on an investment in an available-for-sale debt security, partially offset by a $21.7 million gain recognized on the disposal of the Haefely business. Interest expense, net reported within total other expense in the first nine months of 2019 declined by $2.8 million as compared to the same period of the prior year.

Income Taxes

The effective tax rate in the first nine months of 2019 increased to 21.9% from 21.4% in the first nine months of 2018 primarily due to the absence of a favorable adjustment related to the enactment of the TCJA recorded in the third quarter of 2018, partially offset by the favorable tax impact of the disposition of the Haefely business and reserve releases related to statute of limitations expirations during the first nine months of 2019.

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell was $299 million in the first nine months of 2019 and increased ten percent compared to the same period of the prior year. Excluding amortization of acquisition-related intangibles, Aclara transaction costs, and the impact of non-operating items within other expense, as described above, adjusted net income attributable to Hubbell was $340.8 million in the first nine months of 2019 and increased four percent as compared to the first nine months of 2018 primarily as a result of higher operating income, partially offset by an increase in the effective tax rate. Earnings per diluted share in the first nine months of 2019 increased 10.5% as compared to the first nine months of 2018. Adjusted earnings per diluted share in the first nine months of 2019 increased five percent as compared to the first nine months of 2018 and reflects higher adjusted net income as well as a decline in the average number of diluted shares outstanding of 0.3 million as compared to the same period of the prior year.

Segment Results

ELECTRICAL

	Nine Months Ended September 30,
(In millions)	2019	2018
Net sales	$2,007.7	$1,994.1
Operating income (GAAP measure)	246.8	246.5
Amortization of acquisition-related intangible assets	17.0	17.9
Adjusted operating income	$263.8	$264.4
Operating margin (GAAP measure)	12.3%	12.4%
Adjusted operating margin	13.1%	13.3%

Net sales in the Electrical segment in the first nine months of 2019 were $2.01 billion, up one percent as compared to the first nine months of 2018 due to approximately one percentage point of organic net sales growth, driven by favorable price realization partially offset by lower unit volume.

HUBBELL INCORPORATED-Form 10-Q    34

Back to Contents

Within the segment, the aggregate net sales of our Commercial and Industrial and Construction and Energy business groups increased by approximately one percent in the first nine months of 2019, due to approximately two percentage points of organic net sales growth, partially offset by approximately one percentage point from the effect of foreign currency translation. Organic net sales growth of our products serving the natural gas distribution and industrial markets was strong in the first nine months of the year, while oil related markets saw overall unfavorable volumes that moderated in the third quarter, and non-residential markets were mixed. Net sales of our Lighting business group decreased by approximately one percent in the first nine months of 2019 as the effect of lower unit volume outpaced favorable price realization. Within the Lighting business group, net sales of residential lighting products increased by approximately three percentage points and net sales of commercial and industrial lighting products declined by approximately two percentage points compared to the first nine months of 2018.

Operating income in the Electrical segment for the first nine months of 2019 was $246.8 million and was flat compared to the first nine months of 2018. Operating margin in the first nine months of 2019 decreased by 10 basis points to 12.3% as compared to the same period of 2018. Excluding amortization of acquisition-related intangibles, the adjusted operating margin decreased by 20 basis points to 13.1% primarily due to the impact of lower unit volume and higher restructuring and related costs, partially offset by favorable price realization and productivity that were greater than cost increases. The disposal of the Haefely business in the third quarter of 2019 negatively impacted operating margin by approximately 10 basis points as compared to the same period of the prior year.

POWER

	Nine Months Ended September 30, 2018
(In millions)	2019	2018
Net sales	$1,480.0	$1,343.5
Operating income (GAAP measure)	213.9	173.8
Amortization of acquisition-related intangible assets	36.8	42.3
Aclara transaction costs	—	9.3
Adjusted operating income	$250.7	$225.4
Operating margin (GAAP measure)	14.5%	12.9%
Adjusted operating margin	16.9%	16.8%

Net sales in the Power segment in the first nine months of 2019 were $1.5 billion, up approximately ten percent versus the first nine months of 2018, due to seven percentage points of growth from organic volume and four percentage points of growth from the Aclara acquisition, partially offset by a one percentage point impact from foreign currency translation.

Operating income in the Power segment increased twenty-three percent to $213.9 million in the first nine months of 2019 and operating margin in the first nine months of 2019 increased by 160 basis points to 14.5%. Excluding amortization of acquisition-related intangibles and Aclara transaction costs, the adjusted operating margin increased by 10 basis points to 16.9% primarily driven by favorable price realization and productivity which outpaced cost increases and a benefit from higher net sales volume, partially offset by one additional month of operating results of the Aclara business in the first nine months of 2019 and higher restructuring and related costs.

HUBBELL INCORPORATED-Form 10-Q    35

Back to Contents

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Nine Months Ended September 30,
(In millions)	2019	2018
Net cash provided by (used in):
Operating activities	$385.1	$339.2
Investing activities	(34.5)	(1,185.5)
Financing activities	(237.7)	704.7
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.9)	(4.6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$111.0	$(146.2)

Cash provided by operating activities for the nine months ended September 30, 2019 was $385.1 million compared to cash provided by operating activities of $339.2 million for the same period in 2018 primarily due to improvements in net working capital, primarily related to improved collections of receivables and higher net income, partially offset by higher cash settlement of current payables.

Cash used for investing activities was $34.5 million in the nine months ended September 30, 2019 compared to cash used of $1,185.5 million during the comparable period in 2018 and primarily reflects the cash used for the Aclara acquisition in 2018, partially offset by cash provided by the disposition of the Haefely business in 2019.

Cash used by financing activities was $237.7 million in the nine months ended September 30, 2019 as compared to cash provided of $704.7 million during the comparable period of 2018. The change in cash flows from financing activities reflects the proceeds of the $450 million public debt offering in February 2018 and $500 million Term Loan issued in February 2018, partially offset by scheduled long-term debt payments, repayment of commercial paper and the $15.0 million increase in share repurchases during 2019.

The unfavorable impact of foreign currency exchange rates on cash was $1.9 million in the nine months ended September 30, 2019 and is primarily related to strengthening in the U.S. dollar versus the Australian Dollar and British Pound in the nine months ended September 30, 2019.

Investments in the Business

Investments in our business include cash outlays for the acquisition of businesses as well as expenditures to maintain the operation of our equipment and facilities and invest in restructuring activities.
We continue to invest in restructuring and related programs to maintain a competitive cost structure, drive operational efficiency and mitigate the impact of rising material costs and administrative cost inflation. We expect our investment in restructuring and related activities in 2019 and 2020 to continue as we initiate further footprint consolidation and cost reduction initiatives.
In connection with our restructuring and related actions, we have incurred restructuring costs as defined by U.S. GAAP, which are primarily severance and employee benefits, asset impairments, accelerated depreciation, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. We also incur restructuring-related costs, which are costs associated with our business transformation initiatives, including the consolidation of back-office functions and streamlining our processes, and certain other costs and gains associated with restructuring actions. We refer to these costs on a combined basis as "restructuring and related costs", which is a non-GAAP measure. We believe this non-GAAP measure provides investors with useful information regarding our underlying performance from period to period.

Restructuring costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash, and certain pension obligations, which may be cash settled over multiple years.

HUBBELL INCORPORATED-Form 10-Q    36

Back to Contents

The table below presents restructuring and related costs incurred in the first nine months of 2019, additional expected costs, and the expected completion date for those restructuring actions that were initiated in 2019 and in prior years (in millions):

	Costs incurred in the nine months ended September 30, 2019	Additional expected costs	Expected completion date
2019 Restructuring Actions	$13.8	$7.1	2020
2018 and Prior Restructuring Actions	1.8	3.6	2019
Total Restructuring cost (GAAP measure)	$15.6	$10.7
Restructuring-related costs	2.6	3.4
Restructuring and related costs (Non-GAAP)	$18.2	$14.1

During the first nine months of 2019, we invested $72.6 million in capital expenditures, an increase of $1.9 million from the comparable period of 2018 as we continue to make investments in facilities and equipment to support our on-going focus on productivity.

Stock Repurchase Program

On October 20, 2017, the Board of Directors approved a new stock repurchase program (the “October 2017 program”) that authorized the repurchase of up to $400 million of Common Stock and expires on October 20, 2020. As of September 30, 2019, the Company has repurchased $75.0 million of shares of Common Stock bringing the remaining share repurchase authorization to $325 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At September 30, 2019 and December 31, 2018, the Company had $1,714.1 million and $1,737.1 million, respectively, of long-term debt, net of unamortized discount and the unamortized balance of capitalized debt issuance costs. At September 30, 2019 and December 31, 2018, the Company also had $31.3 million and $25.0 million, respectively of long-term debt classified as short-term on the Condensed Consolidated Balance Sheets, reflecting maturities within the next twelve months.

On January 31, 2018, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with a syndicate of lenders under which the Company borrowed $500 million (the "Term Loan") on an unsecured basis to partially finance the Aclara acquisition on February 2, 2018. The interest rate applicable to borrowings under the Term Loan Agreement is generally either adjusted LIBOR plus an applicable margin (determined by a ratings based grid) or the alternate base rate. The sole financial covenant in the Term Loan Agreement requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company.

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

Pursuant to the contractual loan amortization schedule, $31.3 million and $25.0 million, respectively of borrowings under the Term Loan are classified as short-term within current liabilities on the September 30, 2019 and December 31, 2018 Condensed Consolidated Balance Sheets.

At September 30, 2019 and December 31, 2018, long-term debt consisted of unsecured, senior notes in principal amounts of $300 million due in 2022 (the "2022 Notes"), $400 million due in 2026 (the "2026 Notes"), $300 million due in 2027 (the "2027 Notes"), $450 million due in 2028 (the "2028 Notes") and the remaining outstanding balance on the Term Loan.

The 2022 Notes, 2026 Notes, 2027 Notes and 2028 Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of default under the indenture governing such Notes, as modified by the supplemental indentures creating such notes, or upon a change in control triggering event as defined in such indenture. The Company was in compliance with all covenants (none of which is financial) as of September 30, 2019.

HUBBELL INCORPORATED-Form 10-Q    37

Back to Contents

At September 30, 2019 and December 31, 2018 the Company had $35.9 million and $56.1 million, respectively, of short-term debt outstanding composed of:

◦	$26.0 million of commercial paper borrowings outstanding at December 31, 2018. The Company had no commercial paper borrowings outstanding at September 30, 2019

◦
$31.3 million at September 30, 2019 and $25.0 million at December 31, 2018, respectively, of long-term debt classified as short-term within current liabilities in the Condensed Consolidated Balance Sheets, reflecting maturities within the next twelve months relating to our borrowing under the Term Loan.

◦	$4.6 million at September 30, 2019 and $5.1 million at December 31, 2018, respectively, of borrowings to support our international operations in China.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	September 30, 2019	December 31, 2018
Total Debt	$1,750.0	$1,793.2
Total Hubbell Shareholders’ Equity	1,903.1	1,780.6
TOTAL CAPITAL	$3,653.1	$3,573.8
Total Debt to Total Capital	48%	50%
Cash and Investments	361.3	254.5
Net Debt	$1,388.7	$1,538.7
Net Debt to Total Capital	38%	43%

Liquidity

We measure liquidity on the basis of our ability to meet short-term and long-term operational funding needs, fund additional investments, including acquisitions, and make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, cash dividend payments, stock repurchases, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms. In the first nine months of 2019, we returned capital to our shareholders, by paying $137.1 million of dividends on our common stock and using $35.0 million of cash for share repurchases. Those activities were funded primarily with cash flow from operations.

We also require cash outlays to fund our operations, our capital expenditures, our working capital requirements to accommodate anticipated levels of business activity, as well as our rate of cash dividends, and potential future acquisitions. We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that are summarized in the table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2018. As described in Note 15 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements, during the second quarter of 2019 the Company recorded a charge of $22.9 million related to a multi-employer pension plan. The associated liability is required to be paid in regularly scheduled installment payments over the next 58 years, unless otherwise settled in a lump sum. The Company has paid $0.8 million against that pension liability in the first nine months of 2019. As a result of the TCJA, we also have an obligation to fund, over the next seven years, the Company's liability for the transition tax on the deemed repatriation of foreign earnings.

HUBBELL INCORPORATED-Form 10-Q    38

Back to Contents

Our sources of funds and available resources to meet these funding needs are as follows:

◦
Cash flows from operations and existing cash resources: In addition to cash flows from operations, we also had $300.0 million of cash and cash equivalents at September 30, 2019, of which approximately 11% was held inside the United States and the remainder held internationally.

◦
On January 31, 2018, the Company entered into a five-year revolving credit agreement (the "2018 Credit Facility") with a syndicate of lenders that provides a $750 million committed revolving credit facility and terminated all commitments under the Company's previous credit facility. Commitments under the 2018 Credit Facility may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.250 billion. The interest rate applicable to borrowings under the 2018 Credit Facility is generally either the adjusted LIBOR plus an applicable margin (determined by a ratings based grid) or the alternate base rate. The single financial covenant in the 2018 Credit Facility requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company. The 2018 Credit Facility expires in February 2023. As of September 30, 2019 the Company had not drawn against the facility.

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

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the first nine months of 2019, there were no material changes in our estimates and critical accounting policies.

HUBBELL INCORPORATED-Form 10-Q    39

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

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions, as well as pension withdrawal liabilities.

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Ability to carry out future acquisitions and strategic investments in our core businesses as well as the acquisition related costs.

•	Ability to successfully execute, manage and integrate key acquisitions, mergers, and other transactions, including the Schumacher acquisition.

•	The ability to effectively implement ERP systems without disrupting operational and financial processes.

•	Unanticipated difficulties integrating acquisitions as well as the realization of expected synergies and benefits anticipated when we make an acquisition.

•	The ability of government customers to meet their financial obligations.

•	Political unrest in foreign countries.

•	The impact of Brexit and other world economic and political issues.

•	Natural disasters.

•	Failure of information technology systems or security breaches resulting in unauthorized disclosure of confidential information.

•	Future revisions or clarifications of the TCJA.

•	Future repurchases of common stock under our common stock repurchase program.

•	Changes in accounting principles, interpretations, or estimates.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies including contingencies or costs with respect to pension withdrawal liabilities.

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

•	Transitioning from LIBOR to a replacement alternative reference rate.

•
Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and in the Company's Quarterly Reports on Form 10-Q.

Any such forward-looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements. The Company disclaims any duty to update any forward-looking statement, all of which are expressly qualified by the foregoing, other than as required by law.

HUBBELL INCORPORATED-Form 10-Q    40

Back to Contents

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the first nine months of 2019. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED-Form 10-Q    41

Back to Contents

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 20, 2017, the Board of Directors approved a new stock repurchase program (the “October 2017 program”) that authorized the repurchase of up to $400 million of Common Stock and expires on October 20, 2020. In the nine months ended September 30, 2019, the Company repurchased shares for an aggregate purchase price of approximately $35.0 million. Our remaining share repurchase authorization under the October 2017 program is $325.0 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

The following table summarizes the Company's repurchase activity of Common Stock during the quarter ended September 30, 2019:

	Total Number of Shares of Common Stock Purchased (a)	Average Price Paid per share of Common Stock	Approximate Value of Shares that May Yet Be Purchased Under the Programs
Period	(000’s)	Share	(in millions)
BALANCE AS OF JUNE 30, 2019			$330.0
July 2019	—	$—	$330.0
August 2019	40	$124.76	$325.0
September 2019	—	$—	$325.0
TOTAL FOR THE QUARTER ENDED SEPTEMBER 30, 2019	40	$124.76
(a) Purchased under our 2017 share repurchase program authorizing the repurchase of up to $400 million shares of Common Stock, which was publicly announced in October 2017.

HUBBELL INCORPORATED-Form 10-Q    42

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments)					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    43

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2019

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Joseph A. Capozzoli
	William R. Sperry		Joseph A. Capozzoli
	Executive Vice President, Chief Financial Officer and Treasurer		Vice President, Controller (Principal Accounting Officer)

HUBBELL INCORPORATED-Form 10-Q    44