Form 10-Q
period 2020-03-31
HUBBELL INC
filed 2020-05-01
CIK 48898

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						Yes	☐	No	☑
 The number of shares outstanding of Hubbell common stock as of April 29, 2020 was 54,201,073.

HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2020	2019
Net sales	$1,090.3	$1,087.3
Cost of goods sold	776.8	780.0
Gross profit	313.5	307.3
Selling & administrative expenses	194.7	186.4
Operating income	118.8	120.9
Interest expense, net	(15.1)	(17.5)
Other expense, net	(3.8)	(5.4)
Total other expense	(18.9)	(22.9)
Income before income taxes	99.9	98.0
Provision for income taxes	24.2	24.2
Net income	75.7	73.8
Less: Net income attributable to noncontrolling interest	0.7	1.5
Net income attributable to Hubbell Incorporated	$75.0	$72.3
Earnings per share
Basic	$1.38	$1.32
Diluted	$1.37	$1.32
Cash dividends per common share	$0.91	$0.84
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Net income	$75.7	$73.8
Other comprehensive (loss) income:
Foreign currency translation adjustments	(25.6)	7.1
Defined benefit pension and post-retirement plans, net of taxes of ($0.6) and ($0.5)	1.7	1.5
Available-for-sale investments, net of taxes of $0.0 and ($0.1)	(0.1)	0.3
Unrealized gain (loss) on cash flow hedges, net of taxes of ($0.6) and $0.2	1.6	(0.6)
Other comprehensive (loss) income	(22.4)	8.3
Total comprehensive income	53.3	82.1
Less: Comprehensive income attributable to noncontrolling interest	0.7	1.5
Comprehensive income attributable to Hubbell Incorporated	$52.6	$80.6
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$300.0	$182.0
Short-term investments	13.5	14.2
Account receivable (net of allowances of $13.6 and $7.7)	707.7	683.0
Inventories, net	595.7	633.0
Other current assets	58.1	62.0
Total Current Assets	1,675.0	1,574.2
Property, Plant, and Equipment, net	495.5	505.2
Other Assets
Investments	53.2	55.7
Goodwill	1,807.1	1,811.8
Other intangible assets, net	758.8	781.5
Other long-term assets	169.5	174.6
TOTAL ASSETS	$4,959.1	$4,903.0
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt and current portion of long-term debt	$106.7	$65.4
Accounts payable	358.4	347.7
Accrued salaries, wages and employee benefits	65.9	101.5
Accrued insurance	78.0	68.1
Other accrued liabilities	232.3	262.2
Total Current Liabilities	841.3	844.9
Long-Term Debt	1,597.3	1,506.0
Other Non-Current Liabilities	592.0	591.6
TOTAL LIABILITIES	3,030.6	2,942.5
Hubbell Incorporated Shareholders’ Equity	1,914.9	1,947.1
Noncontrolling interest	13.6	13.4
Total Equity	1,928.5	1,960.5
TOTAL LIABILITIES AND EQUITY	$4,959.1	$4,903.0
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Cash Flows from Operating Activities
Net income	$75.7	$73.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38.9	36.6
Deferred income taxes	1.6	3.0
Stock-based compensation	11.6	4.1
Provision for bad debt expense	5.3	0.8
Changes in assets and liabilities, excluding effects of acquisitions:
(Increase) decrease in accounts receivable, net	(36.8)	9.3
Decrease (increase) in inventories, net	32.7	(10.7)
Increase in accounts payable	15.2	12.6
Decrease in current liabilities	(48.8)	(61.1)
Changes in other assets and liabilities, net	7.5	9.2
Contribution to qualified defined benefit pension plans	(0.1)	(0.1)
Other, net	5.6	0.6
Net cash provided by operating activities	108.4	78.1
Cash Flows from Investing Activities
Capital expenditures	(17.8)	(23.3)
Acquisition of businesses, net of cash acquired	(2.1)	—
Purchases of available-for-sale investments	(4.7)	(1.0)
Proceeds from available-for-sale investments	6.5	2.7
Other, net	2.5	1.5
Net cash used in investing activities	(15.6)	(20.1)
Cash Flows from Financing Activities
Long-term debt borrowings	100.0	—
Long-term debt repayments	(6.3)	(6.3)
Short-term debt borrowings, net	38.1	21.2
Payment of dividends to shareholders	(49.5)	(45.8)
Payment of dividends to noncontrolling interest	(0.6)	(1.0)
Repurchase of common stock	(41.3)	(10.0)
Other, net	(4.7)	(1.8)
Net cash (used) provided by financing activities	35.7	(43.7)
Effect of exchange rate changes on cash and cash equivalents	(10.5)	2.0
Increase in cash and cash equivalents	118.0	16.3
Cash and cash equivalents
Beginning of period	182.0	189.0
End of period	$300.0	$205.3
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States of America (“U.S.”) GAAP for audited financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020. In the first quarter of 2020 our former Power segment was re-named Hubbell Utility Solutions ("Utility Solutions") to reflect the depth and breadth of our industry-leading offering for electric, water, gas and telecom utilities ranging from a wide variety of critical infrastructure components to full-scale smart grid solutions.

The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2019.

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted global economic conditions and in the U.S., accelerated during the first half of March as federal, state and local governments reacted to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. and global economies. The extent to which the coronavirus pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict and which may cause the actual results to differ from the estimates and assumptions we are required to make in the preparation of financial statements according to GAAP.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued an Accounting Standards Update (ASU 2016-13), "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASC 326), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The Company adopted the requirements of the new standard in the first quarter of 2020. The adoption of this guidance and recognition of a loss allowance at an amount equal to lifetime expected credit losses for trade receivables resulted in a $1.0 million cumulative-effect adjustment to retained earnings, net of tax.

In August 2018, the FASB issued an Accounting Standards Update (ASU 2018-15) "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", which clarifies the accounting for implementation costs in cloud computing arrangements. The Company adopted the standard prospectively during the first quarter of 2020 with no material impact to the consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In March 2020, FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are effective for all entities beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently assessing the impact of adopting this standard on its financial statements.

HUBBELL INCORPORATED-Form 10-Q    7

Back to Contents

NOTE 2 Revenue

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs, for products, upon the transfer of control in accordance with the contractual terms and conditions of the sale. The majority of the Company’s revenue associated with products is recognized at a point in time when the product is shipped to the customer, with a relatively small amount of transactions in the Utility Solutions segment recognized upon delivery of the product at the destination. Revenue from service contracts and post-shipment performance obligations are approximately three percent of total annual consolidated net revenue and those service contracts and post-shipment obligations are primarily within the Utility Solutions segment. Revenue from service contracts and post-shipment performance obligations is recognized when or as those obligations are satisfied. The Company primarily offers assurance-type standard warranties that do not represent separate performance obligations and on occasion will separately offer and price extended warranties that are separate performance obligations for which the associated revenue is recognized over-time based on the extended warranty period. The Company records amounts billed to customers for reimbursement of shipping and handling costs within revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of goods sold. Sales taxes and other usage-based taxes are excluded from revenue.

Within the Electrical segment, certain businesses require a portion of the transaction price to be paid in advance of transfer of control. Advance payments are not considered a significant financing component as they are received less than one year before the related performance obligations are satisfied. In addition, in the Utility Solutions segment, certain businesses offer annual maintenance service contracts that require payment at the beginning of the contract period. These payments are treated as a contract liability and are classified in Other accrued liabilities in the Condensed Consolidated Balance Sheets. Once control transfers to the customer and the Company meets the revenue recognition criteria, the deferred revenue is recognized in the Condensed Consolidated Statements of Income. The deferred revenue relating to the annual maintenance service contracts is recognized in the Condensed Consolidated Statements of Income on a straight-line basis over the expected term of the contract.

The following table presents disaggregated revenue by business group:

	Three Months Ended March 31,
in millions	2020	2019
Net sales
Commercial and Industrial	$213.0	$221.3
Construction and Energy	191.4	188.4
Lighting	201.7	220.5
Total Electrical	$606.1	$630.2
Power Systems	326.3	291.9
Aclara	157.9	165.2
Total Utility Solutions	$484.2	$457.1
TOTAL	$1,090.3	$1,087.3

The following table presents disaggregated revenue by geographic location (on a geographic basis, the Company defines "international" as operations based outside of the United States and its possessions):

	Three Months Ended March 31,
in millions	2020	2019
Net sales
United States	$549.7	$565.7
International	56.4	64.5
Total Electrical	$606.1	$630.2
United States	455.5	431.2
International	28.7	25.9
Total Utility Solutions	$484.2	$457.1
TOTAL	$1,090.3	$1,087.3

HUBBELL INCORPORATED-Form 10-Q    8

Back to Contents

Contract Balances

Our contract liabilities consist of advance payments for products as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in Other accrued liabilities and the non-current portion of deferred revenue is included in Other non-current liabilities in the Condensed Consolidated Balance Sheets.

Contract liabilities were $34.7 million as of March 31, 2020 compared to $31.0 million as of December 31, 2019. The $3.7 million increase in our contract liabilities balance was primarily due to a $11.0 million net increase in current year deferrals primarily due to timing of advance payments on certain orders, partially offset by the recognition of $7.3 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2020. The Company has an immaterial amount of contract assets relating to performance obligations satisfied prior to payment that is recorded in Other long-term assets in the Condensed Consolidated Balance Sheets. Impairment losses recognized on our receivables and contract assets were immaterial for the three months ended March 31, 2020.

Unsatisfied Performance Obligations

As of March 31, 2020, the Company had approximately $345 million of unsatisfied performance obligations for contracts with an original expected length of greater than one year, primarily relating to long-term contracts of the Utility Solutions segment to deliver and install meters, metering communications and grid monitoring sensor technology. The Company expects that a majority of the unsatisfied performance obligations will be completed and recognized over the next 3 years.

HUBBELL INCORPORATED-Form 10-Q    9

Back to Contents

NOTE 3 Segment Information

The Company's reporting segments consist of the Electrical segment and the Utility Solutions segment. In the first quarter of 2020 our former Power segment was re-named Utility Solutions to reflect the depth and breadth of our industry-leading offering for electric, water, gas and telecom utilities ranging from a wide variety of critical infrastructure components to full-scale smart grid solutions.

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

The Utility Solutions segment consists of businesses that design and manufacture various distribution, transmission, substation and telecommunications products primarily used by the electrical, water, gas, and telecommunication utility industries. These offerings include advanced metering infrastructure, meter and edge devices, software and infrastructure services, which are primarily sold to the electrical, water, and gas utility industries. In addition, certain of these products are used in the civil construction, water utility, and transportation industries. Products are sold to distributors and directly to users such as utilities, telecommunication companies, pipeline and mining operations, industrial firms, construction and engineering firms.

The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2020	2019	2020	2019	2020	2019
Three Months Ended March 31,
Electrical	$606.1	$630.2	$58.0	$68.6	9.6%	10.9%
Utility Solutions	484.2	457.1	60.8	52.3	12.5%	11.4%
TOTAL	$1,090.3	$1,087.3	$118.8	$120.9	10.9%	11.1%

NOTE 4 Inventories, net

Inventories, net consists of the following (in millions):

	March 31, 2020	December 31, 2019
Raw material	$222.4	$217.4
Work-in-process	108.2	101.8
Finished goods	355.1	403.6
Subtotal	685.7	722.8
Excess of FIFO over LIFO cost basis	(90.0)	(89.8)
TOTAL	$595.7	$633.0

HUBBELL INCORPORATED-Form 10-Q    10

Back to Contents

NOTE 5 Goodwill and Other Intangible Assets, net

Changes in the carrying values of goodwill for the three months ended March 31, 2020, were as follows (in millions):

	Segment
	Electrical	Utility Solutions	Total
BALANCE DECEMBER 31, 2019	$727.7	$1,084.1	$1,811.8
Prior year acquisitions	—	3.4	3.4
Foreign currency translation	(4.4)	(3.7)	(8.1)
BALANCE MARCH 31, 2020	$723.3	$1,083.8	$1,807.1

During the three months ended March 31, 2020, we recognized an increase to the consideration paid in conjunction with our acquisition of Cantega Technologies Inc., including its wholly owned subsidiary Greenjacket Inc., and all of the issued and outstanding shares of Reliaguard Inc. (collectively "Cantega") as a result of the customary net working capital provisions in the acquisition agreements. The increase in consideration paid of $2.1 million resulted in a corresponding increase to goodwill. The goodwill is not deductible for tax purposes.

The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheets is as follows (in millions):

	March 31, 2020		December 31, 2019
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$201.8	$(66.9)	$202.7	$(65.0)
Customer relationships, developed technology and other	856.8	(285.8)	861.0	(270.8)
Total	$1,058.6	$(352.7)	$1,063.7	$(335.8)
Indefinite-lived:
Tradenames and other	52.9	—	53.6	—
TOTAL	$1,111.5	$(352.7)	$1,117.3	$(335.8)

Amortization expense associated with definite-lived intangible assets was $19.1 million and $18.2 million for the three months ended March 31, 2020 and 2019, respectively. Future amortization expense associated with these intangible assets is estimated to be $54.8 million for the remainder of 2020, $72.1 million in 2021, $67.0 million in 2022, $62.2 million in 2023, $56.8 million in 2024, and $52.3 million in 2025. The Company amortizes intangible assets with definite lives using either an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the assets useful life, or using a straight line method. Approximately 75% of the gross value of definite-lived intangible assets follow an accelerated amortization method.

HUBBELL INCORPORATED-Form 10-Q    11

Back to Contents

NOTE 6 Other Accrued Liabilities

Other accrued liabilities consists of the following (in millions):

	March 31, 2020	December 31, 2019
Customer program incentives	$28.7	$49.0
Accrued income taxes	10.8	6.0
Contract liabilities - deferred revenue	34.7	31.0
Customer refund liability	18.9	19.0
Accrued warranties(1)	24.2	24.0
Current operating lease liabilities	28.1	29.6
Other	86.9	103.6
TOTAL	$232.3	$262.2

(1) Refer to Note 21 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information regarding warranties.

NOTE 7 Other Non-Current Liabilities

Other non-current liabilities consists of the following (in millions):

	March 31, 2020	December 31, 2019
Pensions	$196.2	$198.5
Other post-retirement benefits	21.5	21.5
Deferred tax liabilities	125.6	126.8
Accrued warranties long-term(1)	58.3	58.1
Non-current operating lease liabilities	70.9	71.7
Other	119.5	115.0
TOTAL	$592.0	$591.6

(1) Refer to Note 21 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information regarding warranties.

HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents

NOTE 8 Total Equity

A summary of changes in total equity for the three months ended March 31, 2020 and the three months ended March 31, 2019 is provided below (in millions, except per share amounts):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2019	$0.6	$—	$2,279.4	$(332.9)	$1,947.1	$13.4
Net income	—	—	75.0	—	75.0	0.7
Other comprehensive loss	—	—	—	(22.4)	(22.4)	—
Stock-based compensation	—	11.6	—	—	11.6	—
Acquisition/surrender of common shares(1)	—	(10.4)	(34.1)	—	(44.5)	—
Cash dividends declared ($0.91 per share)	—	—	(49.7)	—	(49.7)	—
Dividends to noncontrolling interest	—	—	—	—	—	(0.5)
Directors deferred compensation	—	(1.2)	—	—	(1.2)	—
Cumulative effect from adoption of CECL accounting standard (Note1)	—	—	(1.0)	—	(1.0)	—
BALANCE AT MARCH 31, 2020	$0.6	$—	$2,269.6	$(355.3)	$1,914.9	$13.6

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2018	$0.6	$1.3	$2,064.4	$(285.7)	$1,780.6	$18.3
Net income	—	—	72.3	—	72.3	1.5
Other comprehensive (loss) income	—	—	—	8.3	8.3	—
Stock-based compensation	—	4.1	—	—	4.1	—
Reclassification of stranded tax effects	—	—	30.0	(30.0)	—	—
Acquisition/surrender of common shares(1)	—	(5.3)	(6.3)	—	(11.6)	—
Cash dividends declared ($0.84 per share)	—	—	(45.7)	—	(45.7)	—
Dividends to noncontrolling interest	—	—	—	—	—	(1.0)
Directors deferred compensation	—	0.1	—	—	0.1	—
BALANCE AT MARCH 31, 2019	$0.6	$0.2	$2,114.7	$(307.4)	$1,808.1	$18.8

(1) For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against common stock par value, Additional paid-in capital, to the extent available, and Retained earnings. The change in Retained earnings of $34.1 million and $6.3 million in the first quarter of 2020, and 2019, respectively, reflects this accounting treatment.

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statements of Comprehensive Income.

HUBBELL INCORPORATED-Form 10-Q    13

Back to Contents

NOTE 9 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the three months ended March 31, 2020 is provided below (in millions):

(debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2019	$(0.5)	$0.6	$(203.2)	$(129.8)	$(332.9)
Other comprehensive income (loss) before reclassifications	1.8	(0.1)	—	(25.6)	(23.9)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	1.7	—	1.5
Current period other comprehensive income (loss)	1.6	(0.1)	1.7	(25.6)	(22.4)
BALANCE AT MARCH 31, 2020	$1.1	$0.5	$(201.5)	$(155.4)	$(355.3)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019 is provided below (in millions):

	Three Months Ended March 31,
Details about Accumulated Other Comprehensive Loss Components	2020	2019	Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$0.1	$0.2	Net sales
	0.2	0.3	Cost of goods sold
	0.3	0.5	Total before tax
	(0.1)	(0.2)	Tax benefit (expense)
	$0.2	$0.3	Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs (a)	$0.1	$0.2
Actuarial gains/(losses) (a)	(2.4)	(2.2)
	(2.3)	(2.0)	Total before tax
	0.6	0.5	Tax benefit (expense)
	$(1.7)	$(1.5)	Gain (loss) net of tax
Gains (losses) reclassified into earnings	$(1.5)	$(1.2)

(a)
These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11 – Pension and Other Benefits in the Notes to Condensed Consolidated Financial Statements for additional details).

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

The following table sets forth the computation of earnings per share for the three months ended March 31, 2020 and 2019 (in millions, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income attributable to Hubbell Incorporated	$75.0	$72.3
Less: Earnings allocated to participating securities	(0.3)	(0.3)
Net income available to common shareholders	$74.7	$72.0
Denominator:
Average number of common shares outstanding	54.3	54.4
Potential dilutive common shares	0.3	0.2
Average number of diluted shares outstanding	54.6	54.6
Earnings per share:
Basic	$1.38	$1.32
Diluted	$1.37	$1.32

The Company did not have outstanding any significant anti-dilutive securities during the three months ended March 31, 2020 and 2019.

HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents

NOTE 11 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three months ended March 31, 2020 and 2019 (in millions):

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Three Months Ended March 31,
Service cost	$0.3	$0.5	$—	$—
Interest cost	7.2	8.7	0.2	0.3
Expected return on plan assets	(8.5)	(7.6)	—	—
Amortization of prior service cost	—	—	(0.1)	(0.2)
Amortization of actuarial losses	2.4	2.2	—	—
NET PERIODIC BENEFIT COST	$1.4	$3.8	$0.1	$0.1

Employer Contributions

The Company anticipates making required contributions of approximately $4.3 million to its foreign pension plans during 2020, of which $0.1 million has been contributed through March 31, 2020. Although not required by ERISA and the Internal Revenue Code, the Company may elect to make additional voluntary contribution to its qualified domestic defined benefit pension plan in 2020. Additionally we anticipate making cash payments of $6.0 million and $5.0 million due in 2020 and 2021, respectively, related to the previously disclosed settlement agreement with a multi-employer pension plan.

HUBBELL INCORPORATED-Form 10-Q    16

Back to Contents

NOTE 12 Guarantees

The Company records a liability equal to the fair value of guarantees in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of March 31, 2020 and December 31, 2019, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the three months ended March 31, 2020 and 2019 are set forth below (in millions):

	2020	2019
BALANCE AT JANUARY 1, (a)	$82.1	$92.7
Provision	4.6	3.5
Expenditures/payments/other	(4.2)	(12.0)
BALANCE AT MARCH 31, (a)	$82.5	$84.2

(a) Refer to Note 6 – Other Accrued Liabilities and Note 7 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.

HUBBELL INCORPORATED-Form 10-Q    17

Back to Contents

NOTE 13 Fair Value Measurement

Financial Instruments

Financial instruments which potentially subject the Company to significant concentrations of credit loss risk consist of trade receivables, cash equivalents and investments. The Company grants credit terms in the normal course of business to its customers. Due to the diversity of its product lines, the Company has an extensive customer base including electrical distributors and wholesalers, electric utilities, equipment manufacturers, electrical contractors, telecommunication companies and retail and hardware outlets. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers. Bad debt write-offs have historically been minimal. The Company places its cash and cash equivalents with financial institutions and limits the amount of exposure in any one institution.
At March 31, 2020 our accounts receivable balance was $707.7 million, net of allowances of $13.6 million. While we have not experienced any significant collection issues to date, during the three months ended March 31, 2020 our allowances increased approximately $5.9 million. The cumulative effect of the adoption of ASC 326 resulted in a $1.3 million increase to the opening balance. The remainder of the increase is primarily the result of our estimate of expected credit losses resulting from the deterioration of general economic conditions, including the recent declines in oil prices and potential impacts of the COVID-19 pandemic, which we anticipate could have a negative impact on certain of our customers ability to satisfy their obligations to Hubbell.
Investments

At March 31, 2020 and December 31, 2019, the Company had $48.5 million and $50.7 million, respectively, of available-for-sale municipal debt securities. These investments had an amortized cost of $48.0 million and $50.1 million, respectively. No allowance for credit losses related to our available-for-sale debt securities was recorded for the three months ended March 31, 2020. As of March 31, 2020 and December 31, 2019 the unrealized losses attributable to our available-for-sale debt securities was $0.1 million and $0.1 million. The fair value of available-for-sale debt securities with unrealized losses was $8.6 million at March 31, 2020 and $3.6 million at December 31, 2019. The Company also had trading securities of $18.1 million at March 31, 2020 and $19.2 million at December 31, 2019 that are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale debt securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

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

Level 3 – Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions.

HUBBELL INCORPORATED-Form 10-Q    18

Back to Contents

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at March 31, 2020 and December 31, 2019 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
March 31, 2020
Money market funds(a)	$159.4	$—	$—	$159.4
Available for sale investments	—	48.5	—	48.5
Trading securities	18.1	—	—	18.1
Deferred compensation plan liabilities	(18.1)	—	—	(18.1)
Derivatives:
Forward exchange contracts-Assets(b)	—	1.9	—	1.9
TOTAL	$159.4	$50.4	$—	$209.8

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
December 31, 2019
Money market funds(a)	$27.5	$—	$—	$27.5
Available for sale investments	—	50.7	—	50.7
Trading securities	19.2	—	—	19.2
Deferred compensation plan liabilities	(19.2)	—	—	(19.2)
Derivatives:
Forward exchange contracts-(Liabilities)(c)	—	(0.3)	—	(0.3)
TOTAL	$27.5	$50.4	$—	$77.9
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

The methods and assumptions used to estimate the Level 2 fair values were as follows:

Forward exchange contracts – The fair value of forward exchange contracts was based on quoted forward foreign exchange prices at the reporting date.

Available-for-sale municipal bonds classified in Level 2 – The fair value of available-for-sale investments in municipal bonds is based on observable market-based inputs, other than quoted prices in active markets for identical assets.

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. The Company purchased $2.2 million of trading securities related to these deferred compensation plans during each of the three months ended March 31, 2020 and 2019. As a result of participant distributions, the Company sold $0.8 million of these trading securities during the three months ended March 31, 2020 and $0.6 million during the three months ended March 31, 2019. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

HUBBELL INCORPORATED-Form 10-Q    19

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

In 2020 and 2019, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge exposure to fluctuating rates of exchange for both anticipated inventory purchases and forecasted sales by its subsidiaries that transact business in Canada. As of March 31, 2020, the Company had 31 individual forward exchange contracts for an aggregate notional amount of $34.8 million, having various expiration dates through February 2021. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

The following table summarizes the results of cash flow hedging relationships for the three months ended March 31, 2020 and 2019 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Income (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings Effective Portion (net of tax)
Derivative Instrument	2020	2019	(Effective Portion)	2020	2019
Forward exchange contract	$1.8	$(0.3)	Net sales	$0.1	$0.1
			Cost of goods sold	$0.1	$0.2

Long Term Debt

As of March 31, 2020 and December 31, 2019, the carrying value of long-term debt, including the $37.5 million and $34.4 million current portion of the Term Loan, net of unamortized discount and debt issuance costs, was $1,634.8 million and $1,540.4 million, respectively. The estimated fair value of the long-term debt as of March 31, 2020 and December 31, 2019 was $1,651.4 million and $1,592.2 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

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

Back to Contents

NOTE 15 Restructuring Costs and Other

In the three months ended March 31, 2020, we incurred costs for restructuring actions initiated in 2020 as well as costs for restructuring actions initiated in the prior years. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions and the sale or exit of businesses we determine to be non-strategic. Restructuring costs include severance and employee benefits, asset impairments, accelerated depreciation, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash.

Pre-tax restructuring costs incurred in each of our reporting segments and the location of the costs in the Condensed Consolidated Statements of Income for the three months ended March 31, 2020 and 2019 is as follows (in millions):

	Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019
	Cost of goods sold		Selling & administrative expense		Total
Electrical	$0.5	$0.2	$0.4	$1.0	$0.9	$1.2
Utility Solutions	2.5	0.5	0.1	1.3	2.6	1.8
Total Pre-Tax Restructuring Costs	$3.0	$0.7	$0.5	$2.3	$3.5	$3.0

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/20	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 3/31/2020
2020 Restructuring Actions
Severance	$—	$1.1	$(0.3)	$0.8
Asset write-downs	—	—	—	—
Facility closure and other costs	—	0.1	(0.1)	—
Total 2020 Restructuring Actions	$—	$1.2	$(0.4)	$0.8
2019 and Prior Restructuring Actions
Severance	$11.3	$(0.6)	$(4.0)	$6.7
Asset write-downs	—	0.1	(0.1)	—
Facility closure and other costs	6.1	2.8	(2.8)	6.1
Total 2019 and Prior Restructuring Actions	$17.4	$2.3	$(6.9)	$12.8
Total Restructuring Actions	$17.4	$3.5	$(7.3)	$13.6

The actual costs incurred and total expected cost in each of our reporting segments of our on-going restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2019	Costs incurred in the first three months of 2020	Remaining costs at 3/31/2020
2020 Restructuring Actions
Electrical	$1.4	$—	$0.9	$0.5
Utility Solutions	0.3	—	0.3	—
Total 2020 Restructuring Actions	$1.7	$—	$1.2	$0.5
2019 and Prior Restructuring Actions
Electrical	$22.1	$20.5	$—	$1.6
Utility Solutions	21.3	11.5	2.3	7.5
Total 2019 and Prior Restructuring Actions	$43.4	$32.0	$2.3	$9.1
Total Restructuring Actions	$45.1	$32.0	$3.5	$9.6

HUBBELL INCORPORATED-Form 10-Q    21

Back to Contents

NOTE 16 Long-Term Debt and Financing Arrangements

Long-term debt consists of the following (in millions):

	Maturity	March 31, 2020	December 31, 2019
Senior notes at 3.625%	2022	$298.9	$298.8
Senior notes at 3.35%	2026	395.9	395.7
Senior notes at 3.15%	2027	296.0	295.9
Senior notes at 3.50%	2028	444.3	444.0
Term loan, net of current portion of $37.5 and $34.4, respectively	2023	62.2	71.6
2018 Credit Facility	2023	100.0	—
TOTAL LONG-TERM DEBT(a)		$1,597.3	$1,506.0
(a)Long-term debt is presented net of debt issuance costs and unamortized discounts.

The Company has a five-year revolving credit agreement (the "2018 Credit Facility") with a syndicate of lenders that provides a $750 million committed revolving credit facility. Commitments under the 2018 Credit Facility may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.25 billion. The interest rate applicable to borrowings under the 2018 Credit Facility is generally either the adjusted LIBOR plus an applicable margin (determined by a ratings-based grid) or the alternate base rate. The single financial covenant in the 2018 Credit Facility requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company. The 2018 Credit Facility expires in February 2023.

In March 2020, the Company borrowed $100 million under the 2018 Credit Facility and in April 2020, the Company borrowed an additional $125 million. The current weighted average interest rate for the Company's borrowings under the 2018 Credit Facility is 2.15%. Borrowings outstanding as of March 31, 2020 are classified within long-term debt in the Condensed Consolidated Balance Sheet. There were no borrowings outstanding at December 31, 2019.

At December 31, 2019, the Company had $65.4 million of short-term debt outstanding. The Company had $106.7 million short-term debt outstanding at March 31, 2020, which consisted primarily of commercial paper and the current portion of the Term Loan.

HUBBELL INCORPORATED-Form 10-Q    22

Back to Contents

NOTE 17 Stock-Based Compensation

As of March 31, 2020, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. For those awards that vest immediately upon retirement eligibility, the Company recognizes compensation cost immediately for retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

The Company’s long-term incentive program for awarding stock-based compensation includes a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s common stock pursuant to the Hubbell Incorporated 2005 Incentive Award Plan as amended and restated (the "Award Plan"). Under the Award Plan, the Company may authorize up to 9.7 million shares of common stock to settle awards of restricted stock, performance shares, or SARs. The Company issues new shares to settle stock-based awards. In 2020, the Company's grant of stock-based awards included restricted stock, SARs and performance shares.

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

Restricted Stock Issued to Employees - Service Condition

Restricted stock awards that vest based upon a service condition are expensed on a straight-line basis over the requisite service period. These awards generally vest in three equal installments on each of the first three anniversaries of the grant date, however in December 2018, July 2019 and February 2020 the Company granted a certain number of these awards that generally vest on the third-year anniversary of the grant date. The fair value of these awards is measured by the average of the high and low trading prices of the Company’s common stock on the most recent trading day immediately preceding the grant date (“measurement date”).

In February 2020, the Company granted 80,876 restricted stock awards with a fair value per share of $149.49.

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

In February 2020, the Company granted 250,080 SAR awards. The fair value of each SAR award was measured using the Black-Scholes option pricing model.

The following table summarizes the weighted-average assumptions used in estimating the fair value of the SARs granted during the first three months of 2020:

Grant Date	Expected Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value of 1 SAR
February 2020	2.5%	23.2%	1.5%	5.5 Years	$25.28

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

HUBBELL INCORPORATED-Form 10-Q    23

Back to Contents

Performance Shares

Performance shares represent the right to receive a share of the Company’s common stock subject to the achievement of certain market or performance conditions established by the Company’s Compensation Committee and measured over a three-year period. Partial vesting in these awards may occur after separation from the Company for retirement eligible employees. Shares are not vested until approved by the Company’s Compensation Committee.

Performance Shares - Performance and Market Conditions

In February 2020, the Company granted 63,868 shares that will vest subject to a performance condition and service requirement. The number of shares vested is then modified by a market condition as described below.

Thirty-four percent of shares granted will vest based on Hubbell’s compounded annual growth rate of net sales as compared to that of the companies that comprise the S&P Capital Goods 900 index. Thirty-three percent of shares granted will vest based on achieved operating profit margin performance as compared to internal targets, and thirty-three percent of shares granted will vest based on achieved trade working capital as a percent of net sales as compared to internal targets. Each of these performance conditions is measured over the same three-year performance period. The cumulative result of these performance conditions can result in a number of shares earned in the range of 0% - 200% of the target number of shares granted. That cumulative performance achieved is then further modified based on the Company's three-year TSR relative to the companies that constitute the S&P Capital Goods 900 index, to potentially increase or reduce the shares earned by 20%.

The fair value of the award was determined based upon a lattice model. The Company expenses these awards on a straight-line basis over the requisite service period and including an assessment of the performance achieved to date. The weighted average fair value per share was $143.45 for the awards granted in the first quarter of 2020.

Grant Date	Fair Value	Performance Period	Payout Range
February 2020	$143.45	Jan 2020-Dec 2022	0-200% +/- 20%

HUBBELL INCORPORATED-Form 10-Q    24

Back to Contents

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

The Company is a global manufacturer of quality electrical products and utility solutions for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, China, Mexico, the United Kingdom, Brazil, Australia, Spain and Ireland. The Company also participates in joint ventures in Taiwan, Hong Kong and the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company employed approximately 18,700 individuals worldwide as of March 31, 2020.

The Company’s reporting segments consist of the Electrical segment and the Utility Solutions segment (formerly named the Power Systems segment). In the first quarter of 2020 our former Power segment was re-named Utility Solutions to reflect the depth and breadth of our industry-leading offering for electric, water, gas and telecom utilities ranging from a wide variety of critical infrastructure components to full-scale smart grid solutions. Results for the three months ended March 31, 2020 by segment are included under “Segment Results” within this Management’s Discussion and Analysis. In August 2019, the Company completed the sale of Haefely Test, AG (“Haefely”), which was previously included within the Electrical segment.

The Company's long-term strategy is to serve its customers with reliable and innovative electrical and related infrastructure solutions with desired brands and high-quality service, delivered through a competitive cost structure; to complement organic revenue growth with acquisitions that enhance its product offerings; and to allocate capital effectively to create shareholder value.

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

HUBBELL INCORPORATED-Form 10-Q    25

Back to Contents

Impact of The COVID-19 Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted global economic conditions and in the U.S., accelerated during the first half of March as federal, state and local governments reacted to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. and global economies. The extent to which the coronavirus pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. Due to heightened uncertainty relating to the impacts of the COVID-19 pandemic on our business operations, including the duration and impact on overall customer demand, we withdrew our 2020 guidance.

Most of our manufacturing operations are currently deemed essential and continue to operate. Our top priority has been to take appropriate actions to protect the health and safety of our employees. We have adjusted standard operating procedures within our business operations to ensure continued worker, vendor and customer safety, and are continually monitoring evolving health guidelines and responding to changes as appropriate. These procedures include expanded and more frequent cleaning within facilities, implementation of appropriate distancing programs, and requiring use of certain personal protective equipment. We have also implemented a mandatory work-at-home program for the foreseeable future for all of our administrative offices and employees. Despite these efforts, the COVID-19 pandemic continues to pose the risk that our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities, partially or completely, for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities or imposed by our management, or that the pandemic may otherwise interrupt or impair business activities.

We also anticipate that the disruption in economic activity as a result of social distancing measures to combat the COVID-19 pandemic will have an adverse impact across our end markets. We have developed action plans for a wide range of scenarios, but given the uncertainty regarding the magnitude and duration of the pandemic's effects, it is impossible to predict with specificity or quantify the future impact on our business, financial condition and results of operations. In general terms, however, we expect our Electrical segment to experience significant volume declines over the balance of 2020. In our Utility Solutions segment, demand continues to be strong within our Power Systems business group, which provides critical T&D components to electrical utilities, however our supply chain may be temporarily disrupted in the second quarter of 2020 due to local regulatory closure of two large manufacturing facilities in Mexico in late April, and the duration of those closures is yet to be determined. We expect our Aclara business group to be negatively impacted in the near-term by project delays on smart infrastructure deployments.

In the first quarter of 2020 our manufacturing operations were disrupted by a limited number of shutdowns mandated by government authorities or from actual or potential exposure to COVID-19, which resulted in an increase in unabsorbed manufacturing costs. We expect these disruptions will continue to impact our operating results in future periods and the ultimate extent and duration of these disruptions could have a material adverse affect on our results of operations and liquidity in 2020. During April 2020, we have experienced disruptions, including work stoppages, in several of our manufacturing operations, including in the U.S., Mexico, and the United Kingdom. The economic impact of those disruptions remains unclear. We also incurred higher costs in the first quarter of 2020 due to increases to our bad debt reserves in light of expected credit losses resulting from the deterioration of general economic conditions. In the second quarter, our direct and indirect labor costs may increase due to the appreciation pay increase that we have instituted for our U.S. and Mexican hourly employees as well as salaried employees that are responsible for ongoing plant and warehouse operations. We have also implemented an emergency paid leave program for our employees. The extent and duration of additional cost increases of this nature in the future, or other future costs increases due to the COVID-19 pandemic, remains uncertain.

In addition, we have taken actions that we expect may mitigate a portion of the impact of the anticipated decline in demand and cost increases. Cost containment actions effective for the second quarter of 2020 include a 25% salary reduction for senior executives and 15% salary reduction for all other executives, a two week mandatory furlough for other salaried employees sometime during the second quarter, and the Board of Directors will forgo its quarterly retainer payments for the second quarter. Beginning in the first quarter of 2020 we instituted a travel and entertainment expense freeze and other discretionary expense reduction initiatives, and have begun re-aligning facilities and headcount in response to expected changes in demand. We also continue to expect savings from our restructuring and related activities and to invest in restructuring and related actions as appropriate; however, the timing of certain restructuring activities planned for 2020 may be delayed.

Our net cash flows provided by operating activities were strong in the first quarter of 2020; however, as a precautionary measure, in order to preserve financial flexibility and liquidity in light of disruption in the global markets resulting from the COVID-19 pandemic, we borrowed $100 million from our revolving credit facility in March 2020 and an additional $125 million in April 2020. As another precautionary measure, we also anticipate limiting our capital expenditures to only essential investments in 2020.

HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents

Results of Operations – First Quarter of 2020 compared to the First Quarter of 2019

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended March 31,
	2020	% of Net sales	2019	% of Net sales
Net sales	$1,090.3		$1,087.3
Cost of goods sold	776.8	71.2%	780.0	71.7%
Gross profit	313.5	28.8%	307.3	28.3%
Selling & administrative ("S&A") expense	194.7	17.9%	186.4	17.1%
Operating income	118.8	10.9%	120.9	11.1%
Net income attributable to Hubbell Incorporated	75.0	6.9%	72.3	6.6%
EARNINGS PER SHARE – DILUTED	$1.37		$1.32

In the following discussion of results of operations, we refer to "adjusted" operating measures. We believe those adjusted measures, which exclude the impact of certain costs, gains and losses, may provide investors with useful information regarding our underlying performance from period to period and allow investors to understand our results of operations without regard to items we do not consider a component of our core operating performance. Adjusted operating measures for the periods presented herein exclude amortization of intangible assets associated with all of our business acquisitions, including inventory step-up amortization associated with those acquisitions. Management uses these adjusted measures when assessing the performance of the business.

The following table reconciles our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	Three Months Ended March 31,
	2020	% of Net sales	2019	% of Net sales
Gross profit (GAAP measure)	$313.5	28.8%	$307.3	28.3%
Amortization of acquisition-related intangible assets	6.9		6.1
Adjusted gross profit	$320.4	29.4%	$313.4	28.8%
S&A expenses (GAAP measure)	$194.7	17.9%	$186.4	17.1%
Amortization of acquisition-related intangible assets	12.6		12.1
Adjusted S&A expenses	$182.1	16.7%	$174.3	16.0%
Operating income (GAAP measure)	$118.8	10.9%	$120.9	11.1%
Amortization of acquisition-related intangible assets	19.5		18.2
Adjusted operating income	$138.3	12.7%	$139.1	12.8%
Net income attributable to Hubbell Incorporated (GAAP measure)	$75.0		$72.3
Amortization of acquisition-related intangible assets, net of tax	14.6		13.6
Adjusted net income attributable to Hubbell Incorporated	$89.6		$85.9
Less: Earnings allocated to participating securities	(0.3)		(0.3)
Adjusted net income available to common shareholders	$89.3		$85.6
Average number of diluted shares outstanding	54.6		54.6
ADJUSTED EARNINGS PER SHARE – DILUTED	$1.64		$1.57

Net Sales

Net sales of $1.09 billion in the first quarter of 2020 increased by $3.0 million compared to the first quarter of 2019. Organic net sales were approximately flat; slightly higher due to favorable price realization that was largely offset by the effect of lower unit volume which includes a modest volume impact from COVID-19 disruptions due to the temporary closure of manufacturing locations and project delays. Net sales added by acquisitions was offset by lower net sales from the disposal of our Haefely business. These results, however, were mixed by segment as net sales of our Utility Solutions segment grew by 5.9% on strong organic growth while net sales of our Electrical segment declined by 3.8% reflecting notably weaker end market conditions, as further discussed in the section below captioned "Segment Results".

HUBBELL INCORPORATED-Form 10-Q    27

Back to Contents

Cost of Goods Sold

As a percentage of net sales, cost of goods sold decreased by 50 basis points to 71.2% in the first quarter of 2020, as compared to 71.7% in the first quarter of 2019. The improvement was primarily driven by favorable price realization and savings from our productivity initiatives that outpaced cost increases, partially offset by the effects of COVID-19, as well as higher restructuring and related costs, and higher amortization of acquisition-related intangible assets. The effects of COVID-19 in the quarter were primarily related to lower absorption of manufacturing costs due to temporary closure of a limited number of manufacturing locations and cost inefficiencies from the delay of certain installation projects in our Aclara business group.

Gross Profit

The gross profit margin in the first quarter of 2020 increased by 50 basis points to 28.8% of net sales as compared to 28.3% in the first quarter of 2019. Excluding amortization of acquisition-related intangible assets, the adjusted gross profit margin was 29.4% in the first quarter of 2020 as compared to 28.8% in the same period of the prior year. The increase in the adjusted gross profit margin primarily reflects favorable price realization and savings from our productivity initiatives that outpaced cost increases, partially offset by the effects of the COVID-19 pandemic, and higher restructuring and related costs. The effects of COVID-19 in the quarter were primarily related to lower absorption of manufacturing costs due to temporary closure of a limited number of manufacturing locations and cost inefficiencies from the delay of certain installation projects in our Aclara business group, as well as the volume impact of those disruptions.

Selling & Administrative Expenses

S&A expense in the first quarter of 2020 was $194.7 million and increased by $8.3 million compared to the prior year period. S&A expense as a percentage of net sales increased by 80 basis points to 17.9% in the first quarter of 2020. Excluding amortization of acquisition-related intangible assets, adjusted S&A expense as a percentage of net sales also increased by 70 basis points to 16.7% in the first quarter of 2020. The increase in S&A expense as a percentage of net sales is primarily due to the timing of stock-based compensation expense associated with our annual grant, which shifted from the fourth quarter to the first quarter, as well as an increase in our reserves for bad debt expense that reflects our current estimate for higher future credit losses due to customer liquidity issues driven by the recent downturn in economic conditions.

Total Other Expense

Total other expense decreased by $4.0 million in the first quarter of 2020 to $18.9 million primarily due to lower interest expense from a reduction in principal amount of borrowings outstanding under our Term Loan Agreement (as defined below), as well as lower non-service pension costs as compared to the same period of 2019.

Income Taxes

The effective tax rate in the first quarter of 2020 decreased to 24.2% from 24.7% in the first quarter of 2019 primarily due to a net year over year benefit related to the income tax effects of exercised and vested share-based compensation awards.

Net Income Attributable to Hubbell Incorporated and Earnings Per Diluted Share

Net income attributable to Hubbell Incorporated was $75.0 million in the first quarter of 2020 and increased 3.7% as compared to the same period of the prior year. Excluding amortization of acquisition-related intangibles, adjusted net income attributable to Hubbell Incorporated was $89.6 million in the first quarter of 2020 and increased by 4.3% as compared to the first quarter of 2019 primarily as a result of lower non-operating costs such as interest expense and non-service pension costs, as well as a decrease in the effective tax rate. Earnings per diluted share in the first quarter of 2020 increased 3.8% percent as compared to the first quarter of 2019. Adjusted earnings per diluted share in the first quarter of 2020 increased by 4.5%% as compared to the first quarter of 2019.

HUBBELL INCORPORATED-Form 10-Q    28

Back to Contents

Segment Results

ELECTRICAL

	Three Months Ended March 31,
(In millions)	2020	2019
Net sales	$606.1	$630.2
Operating income (GAAP measure)	58.0	68.6
Amortization of acquisition-related intangible assets	6.4	5.7
Adjusted operating income	$64.4	$74.3
Operating margin (GAAP measure)	9.6%	10.9%
Adjusted operating margin	10.6%	11.8%

Net sales in the Electrical segment in the first quarter of 2020 were $606.1 million, and declined by $24.1 million, or 3.8%, as compared to the first quarter of 2019. Organic net sales declined by approximately three percentage points due to lower unit volume that was only partially offset by the effect of favorable price realization. Net sales in the first quarter of 2020 also declined by approximately one percentage point from the effect of acquisitions and dispositions, as the decline from the disposal of the Haefely business was greater than net sales added by our fourth quarter 2019 acquisitions.

Within the segment, the aggregate net sales of our Commercial and Industrial and Construction and Energy business groups decreased by approximately one percentage point, primarily due the effect of acquisitions and dispositions (as noted above). Organic net sales were only slightly higher as the effect of favorable price realization was largely offset by lower net sales volume. Net sales of our Lighting business group declined by approximately nine percentage points in the first quarter of 2020 as lower unit volumes were only partially offset by favorable price realization. Within the Lighting business group, net sales of commercial and industrial lighting products decreased by approximately 16%, driven by continued lower overall market demand, and net sales of residential lighting products increased by approximately 12%. Net sales results were mixed by end market, as weakness in commercial and industrial lighting, heavy industrial, and gas distribution markets was partially offset by strong growth in residential and certain light industrial markets.

Operating income in the Electrical segment for the first quarter of 2020 was $58.0 million and decreased approximately 15% compared to the first quarter of 2019, while operating margin in the first quarter of 2020 decreased by 130 basis points to 9.6%. Excluding amortization of acquisition-related intangibles, adjusted operating income decreased 13% and the adjusted operating margin decreased by 120 basis points to 10.6%. The decrease in operating income and margin in the first quarter of 2020 is primarily due to lower unit volume, higher stock based compensation expense due to the change in timing of our annual grant, the effects of the COVID-19 pandemic, an increase in our reserves for bad debt expense, and higher restructuring and related costs as compared to the first quarter of 2019. These items were partially offset by favorable price realization and savings from our productivity initiatives that outpaced cost increases.

The effects of the COVID-19 pandemic in the first quarter of 2020 were primarily related to lower absorption of manufacturing costs due to the temporary closure of a limited number of manufacturing locations.

HUBBELL INCORPORATED-Form 10-Q    29

Back to Contents

UTILITY SOLUTIONS

	Three Months Ended March 31,
(In millions)	2020	2019
Net sales	$484.2	$457.1
Operating income (GAAP measure)	60.8	52.3
Amortization of acquisition-related intangible assets	13.1	12.5
Adjusted operating income	$73.9	$64.8
Operating margin (GAAP measure)	12.5%	11.4%
Adjusted operating margin	15.3%	14.2%

Net sales in the Utility Solutions segment in the first quarter of 2020 were $484.2 million, up approximately six percent as compared to the first quarter of 2019. Organic net sales increased by approximately five percentage points due primarily to higher unit volume and favorable price realization. Acquisitions contributed approximately one and one-half percentage points to net sales growth and foreign exchange was slightly unfavorable. The decline in organic unit volume includes just over one-half percentage point due to the effect of COVID-19 disruptions.

Within the Utility Solutions segment, net sales of our Power Systems business group in the first quarter of 2020 increased by approximately 12% as compared to the prior year driven by domestic demand in the utility transmission and distribution markets. Net sales of the Aclara business group in the first quarter of 2020 decreased by approximately 4% as compared to the prior year driven by lower demand in the domestic meters business, which experienced a strong first quarter of 2019 due to the timing of projects, and lower net sales from the delay of certain installation projects due to COVID-19, partially offset by growth in AMI business in electrical and water markets.

Operating income in the Utility Solutions segment for the first quarter of 2020 increased 16.2% to $60.8 million as compared to the same period of 2019. Operating margin in the first quarter of 2020 increased to 12.5% as compared to 11.4% in the same period of 2019. Excluding amortization of acquisition-related intangibles, the adjusted operating margin increased by 110 basis points to 15.3%, primarily driven by higher net sales volume, as well as favorable price realization and productivity that outpaced cost increases. Those favorable items were partially offset by higher stock based compensation expense due to the change in timing of our annual grant, and the effects of the COVID-19 pandemic, which were primarily related to cost inefficiencies from the delay of certain installation projects in our Aclara business. The increase in operating margin was also partially offset by an increase in our reserves for bad debt expense.

HUBBELL INCORPORATED-Form 10-Q    30

Back to Contents

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Three Months Ended March 31
(In millions)	2020	2019
Net cash provided by (used in):
Operating activities	$108.4	$78.1
Investing activities	(15.6)	(20.1)
Financing activities	35.7	(43.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(10.5)	2.0
NET CHANGE IN CASH AND CASH EQUIVALENTS	$118.0	$16.3

Cash provided by operating activities for the three months ended March 31, 2020 was $108.4 million compared to cash provided by operating activities of $78.1 million for the same period in 2019 primarily due to a higher net income and the related non-cash adjustment for stock based compensation as well as an improvement in net working capital primarily related to reductions in inventory, partially offset by higher accounts receivable balances. The increase from stock-based compensation is due to the timing of our annual equity grants, which has been shifted from the fourth quarter to the first quarter.

Cash used for investing activities was $15.6 million in the three months ended March 31, 2020 compared to cash used of $20.1 million during the comparable period in 2019, and primarily reflects reductions in cash used for capital expenditures.

Cash provided by financing activities was $35.7 million in the three months ended March 31, 2020 as compared to cash used of $43.7 million in the comparable period of 2019. The change in cash flows from financing activities reflects the proceeds of $100 million of borrowings under the 2018 Credit Facility (as defined below) and issuances of commercial paper, partially offset by a $31.3 million increase in share repurchases during 2020.

The unfavorable impact of foreign currency exchange rates on cash was $10.5 million for the three months ended March 31, 2020 and is primarily related to weakness in the Mexican Peso, Canadian Dollar and Brazilian Real versus the U.S. Dollar.

Investments in the Business

Investments in our business include cash outlays for the acquisition of businesses as well as expenditures to maintain the operation of our equipment and facilities and invest in restructuring activities.
We continue to invest in restructuring and related programs to maintain a competitive cost structure, to drive operational efficiency and to mitigate the impact of rising material costs and administrative cost inflation. We expect our investment in restructuring and related activities in 2020 to continue as we continue to invest in previously initiated actions and initiate further footprint consolidation and other cost reduction initiatives; however, due to potential disruptions arising from the COVID-19 pandemic, the timing of those activities may be delayed.
In connection with our restructuring and related actions, we have incurred restructuring costs as defined by U.S. GAAP, which are primarily severance and employee benefits, asset impairments, accelerated depreciation, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. We also incurred restructuring-related costs, which are costs associated with our business transformation initiatives, including the consolidation of back-office functions and streamlining of our processes, and certain other costs and gains associated with restructuring actions. We refer to these costs on a combined basis as "restructuring and related costs", which is a non-GAAP measure. We believe this non-GAAP measure provides investors with useful information regarding our underlying performance from period to period.

Restructuring costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash.

HUBBELL INCORPORATED-Form 10-Q    31

Back to Contents

The table below presents the restructuring and related costs incurred in the first three months of 2020, additional expected costs, and the expected completion date of restructuring actions that have been initiated as of March 31, 2020 and in prior years (in millions):

	Costs incurred in the three months ended March 31, 2020	Additional expected costs	Expected completion date
2020 Restructuring Actions	$1.2	$0.5	2021
2019 and Prior Restructuring Actions	2.3	9.1	2020
Total Restructuring cost (GAAP measure)	$3.5	$9.6
Restructuring-related costs	2.1	1.2
Restructuring and related costs (Non-GAAP)	$5.6	$10.8

During the first three months of 2020, we invested $17.8 million in capital expenditures, a decrease of $5.5 million from the comparable period of 2019 and we anticipate capital spending to continue to be lower throughout 2020 as compared to the prior year as we limit our 2020 capital expenditures to essential investments as a result of the general slowdown in economic activity associated with the COVID-19 pandemic.

Stock Repurchase Program

On October 20, 2017, the Board of Directors approved a stock repurchase program (the “October 2017 program”) that authorized the repurchase of up to $400 million of common stock and which expires on October 20, 2020. In the first quarter of 2020, the Company repurchased $41.3 million of shares of common stock and the remaining share repurchase authorization of the October 2017 program is $284 million as of March 31, 2020. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At March 31, 2020 and December 31, 2019, the Company had $1,597.3 million and $1,506.0 million, respectively, of long-term debt outstanding, net of unamortized discount and the unamortized balance of capitalized debt issuance costs. At March 31, 2020 and December 31, 2019, the Company also had $37.5 million and $34.4 million, respectively of long-term debt classified as short-term on the Condensed Consolidated Balance Sheets, reflecting maturities due within the next twelve months.

Borrowings under Revolving Credit Facility

The Company has a five-year revolving credit agreement (the "2018 Credit Facility") with a syndicate of lenders that provides a $750 million committed revolving credit facility. Commitments under the 2018 Credit Facility may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.250 billion. The interest rate applicable to borrowings under the 2018 Credit Facility is generally either the adjusted LIBOR plus an applicable margin (determined by a ratings-based grid) or the alternate base rate. The single financial covenant in the 2018 Credit Facility requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company. The 2018 Credit Facility expires in February 2023.

In March, 2020, the Company borrowed $100.0 million under the 2018 Credit Facility and in April 2020, the Company borrowed an additional $125.0 million. The current weighted average interest rate for the Company's borrowings under the 2018 Credit Facility is 2.15%. Borrowings outstanding as of March 31, 2020 are classified within long-term debt in the Condensed Consolidated Balance Sheet. There were no borrowings outstanding at December 31, 2019.

Term Loan Agreement

The Company also has a Term Loan Agreement (the “Term Loan Agreement”) with a syndicate of lenders under which the Company borrowed $500 million on an unsecured basis to partially finance the Aclara acquisition on February 2, 2018. The interest rate applicable to borrowings under the Term Loan Agreement is generally either adjusted LIBOR plus an applicable margin (determined by a ratings-based grid) or the alternate base rate. The sole financial covenant in the Term Loan Agreement requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company.

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

HUBBELL INCORPORATED-Form 10-Q    32

Back to Contents

The carrying value of borrowings outstanding under the Term Loan Agreement classified within long-term debt in the Condensed Consolidated Balance Sheets is $62.2 million and $71.6 million at March 31, 2020 and December 31, 2019, respectively. Pursuant to the contractual loan amortization schedule, $37.5 million and $34.4 million, respectively of borrowings under the Term Loan Agreement are classified as short-term within current liabilities in the March 31, 2020 and December 31, 2019 Condensed Consolidated Balance Sheets.

Unsecured Senior Notes

At March 31, 2020 and December 31, 2019, long-term debt includes unsecured, senior notes in principal amounts of $300 million due in 2022, $400 million due in 2026, $300 million due in 2027, $450 million due in 2028 (collectively, the "Notes"). The carrying value of the Notes, net of unamortized discount and the unamortized balance of capitalized debt issuance costs, was $1,435.1 million and $1,434.4 million at March 31, 2020 and December 31, 2019, respectively.

The Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of default, or upon a change in control triggering event as defined in the indenture governing the notes, as supplemented. The Company was in compliance with all covenants (none of which are financial) as of March 31, 2020.

Short-term Debt

At March 31, 2020 and December 31, 2019 the Company had $106.7 million and $65.4 million, respectively, of short-term debt outstanding composed of:

◦	$65.0 million of commercial paper borrowings outstanding at March 31, 2020 and $26.0 million of commercial paper borrowings outstanding at December 31, 2019.

◦
$37.5 million at March 31, 2020 and $34.4 million at December 31, 2019, respectively, of long-term debt classified as short-term within current liabilities in the Condensed Consolidated Balance Sheets, reflecting amortization within the next 12 months under the Term Loan Agreement.

◦	$4.2 million at March 31, 2020 and $5.0 million at December 31, 2019, respectively, of borrowings to support our international operations in China.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	March 31, 2020	December 31, 2019
Total Debt	$1,704.0	$1,571.4
Total Hubbell Incorporated Shareholders’ Equity	1,914.9	1,947.1
TOTAL CAPITAL	$3,618.9	$3,518.5
Total Debt to Total Capital	47%	45%
Cash and Investments	366.7	251.9
Net Debt	$1,337.3	$1,319.5
Net Debt to Total Capital	37%	38%

Liquidity

We measure liquidity on the basis of our ability to meet short-term and long-term operational funding needs, to fund additional investments, including acquisitions, and to make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, cash dividend payments, stock repurchases, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms. In the first three months of 2020, we returned capital to our shareholders by paying $49.5 million of dividends on our common stock and using $41.3 million of cash for share repurchases. Those activities were funded primarily with cash provided by operating activities.

We also require cash outlays to fund our operations, capital expenditures, and working capital requirements to accommodate anticipated levels of business activity, as well as our rate of cash dividends, and potential future acquisitions. We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that are summarized in the table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2019. As a result of the Tax Cuts and Job Act of 2017 ("TCJA"), we also have an obligation to fund, over the next six years, the Company's liability for the transition tax on the deemed repatriation of foreign earnings.

HUBBELL INCORPORATED-Form 10-Q    33

Back to Contents

Our sources of funds and available resources to meet these funding needs are as follows:

◦
Cash flows from operating activities and existing cash resources: In addition to cash flows from operating activities, we also had $300.0 million of cash and cash equivalents at March 31, 2020, of which approximately 48% was held inside the United States and the remainder held internationally. Approximately $100 million of this liquidity held as of March 31, 2020 was provided by our recent borrowing under the 2018 Credit Agreement as described above and below.

◦
Our 2018 Credit Facility provides a $750 million committed revolving credit facility and commitments under the 2018 Credit Facility may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.250 billion. Annual commitment fees to support availability under the 2018 Credit Facility are not material. Although not the principal source of liquidity, we believe our 2018 Credit Facility is capable of providing significant financing flexibility at reasonable rates of interest and is an attractive alternative source of funding in the event that commercial paper markets experience disruption, such as the recent disruption in that market due to general liquidity concerns associated with the recent economic downturn. However, an increase in usage of the 2018 Credit Facility related to growth or a significant deterioration in the results of our operations or cash flows, could cause our borrowing costs to increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements.

In March 2020, the Company borrowed $100.0 million under the 2018 Credit Facility and in April 2020, the Company borrowed an additional $125.0 million. As of April 30, 2020, we have $525 million of remaining borrowing capacity under the 2018 Credit Facility. While the Company believes that it has sufficient liquidity prior to taking this action to funds its operations and meet its obligations, the Company has further increased its cash position as a precautionary measure in order to preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic.

◦
In addition to our commercial paper program and existing revolving credit facility, we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position, we believe that we would be able to obtain additional long-term debt financing on attractive terms.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the first three months of 2020, there were no material changes in our estimates and critical accounting policies.

HUBBELL INCORPORATED-Form 10-Q    34

Back to Contents

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our expectations regarding our financial results, condition and outlook, anticipated end markets, expected capital resources, liquidity, financial performance, pension funding, and results of operations and are based on our reasonable current expectations. In addition, all statements regarding the anticipated effects of the COVID-19 pandemic and the responses thereto, including the pandemic’s impact on general economic and market conditions, as well as on our business, customers, end markets, results of operations and financial condition and anticipated actions to be taken by management to sustain the Company during the economic uncertainty caused by the pandemic and related governmental and business actions, as well as other statements that are not strictly historic in nature are forward looking. In addition, all statements regarding anticipated growth, changes in operating results, market conditions and economic conditions, adoption of updated accounting standards and any expected effects of such adoption, restructuring plans and expected associated costs and benefits, intent to repurchase shares of common stock, and changes in operating results, anticipated market conditions and productivity initiatives, including those regarding the adverse impact of the COVID-19 pandemic on the Company's end markets, are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

•	The scope and duration of the novel coronavirus, or COVID-19, global pandemic and its impact on global economic systems, our employees, sites, operations, customers, and supply chain.

•	Changes in demand for our products, market conditions, product quality, or product availability adversely affecting sales levels.

•	Changes in markets or competition adversely affecting realization of price increases.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiatives and strategic sourcing plans.

•	Impacts of trade tariffs, import quotas or other trade restrictions or measures taken by the U.S., U.K. and other countries.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected or future levels of operating cash flow, indebtedness and capital spending.

•	General economic and business conditions in particular industries, markets or geographic regions, as well as inflationary trends.

•	Regulatory issues, changes in tax laws including the TCJA, or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	A major disruption in one or more of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations and relocations.

•
Changes in our relationships with, or the financial condition or performance of, key distributors and other customers, agents or business partners which could adversely affect our results of operations.

•	Impact of productivity improvements on lead times, quality and delivery of product.

•	Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions and other retirement benefits, as well as pension withdrawal liabilities.

•	Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Ability to carry out future acquisitions and strategic investments in our core businesses as well as the acquisition related costs.

•	Ability to successfully execute, manage and integrate key acquisitions, mergers, and other transactions.

•	The ability to effectively implement Enterprise Resource Planning systems without disrupting operational and financial processes.

•	Unanticipated difficulties integrating acquisitions as well as the realization of expected synergies and benefits anticipated when we make an acquisition.

•	The ability of government customers to meet their financial obligations.

•	Political unrest in foreign countries.

•	The impact of Brexit and other world economic and political issues.

•	The impact of natural disasters or public health emergencies, such as the COVID-19 global pandemic, on our financial condition and results of operations.

•	Failure of information technology systems or security breaches resulting in unauthorized disclosure of confidential information.

•	Future revisions to or clarifications of the TCJA.

•	Future repurchases of common stock under our common stock repurchase program.

•	Changes in accounting principles, interpretations, or estimates.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies, including contingencies or costs with respect to pension withdrawal liabilities.

HUBBELL INCORPORATED-Form 10-Q    35

Back to Contents

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

•	Transitioning from LIBOR to a replacement alternative reference rate.

•
Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in the Company's Quarterly Reports on Form 10-Q.

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

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the first three months of 2020. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED-Form 10-Q    36

Back to Contents

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors

For a discussion of our potential risks and uncertainties, see the risk factor below and the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our business and operations, and the operations of our suppliers, have been, and may in the future be adversely affected by epidemics or pandemics such as the COVID-19 pandemic outbreak.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption, including significant volatility in the capital markets. The extent to which the COVID-19 pandemic impacts our business, operations, financial results and the trading price of our common stock will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental and business actions that have been and continue to be taken in response to the pandemic (including mitigation efforts such as stay at home and other social distancing orders) and the impact of the pandemic on economic activity and actions taken in response (including stimulus efforts such as the Families First Coronavirus Act and the CARES Act).

A public health epidemic or pandemic, such as the COVID-19 pandemic, poses the risk that our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities, or that such epidemic may otherwise interrupt or impair business activities. In the first quarter of 2020 and in April 2020, we have been subject to such shutdowns. We have adjusted standard operating procedures within our business operations to ensure continued worker, vendor and customer safety, are taking further actions to mitigate the impact of the pandemic on our business, and are continually monitoring evolving health guidelines, as well as market conditions, and responding to changes as appropriate; however, we cannot be certain that these efforts will prevent further disruption due to shutdowns or other pandemic mitigation efforts and could have a material adverse affect on our results of operations and liquidity.

We expect overall weaker global economic conditions as a result of efforts to contain the spread of COVID-19 and a resulting decline in demand across many of our end markets. We expect our results of operations will reflect lower sales volume, lower absorption of manufacturing costs and other cost increases to operate in the current environment. While we have placed additional monitoring controls over customer credit, weakening economic conditions may also result in deterioration in the collection of customer accounts receivable, as well as a reduction in sales. Further deterioration in economic and business conditions could also require us to recognize impairment losses that would adversely affect our results of operations. The ultimate extent, duration, and impact of the COVID-19 pandemic is uncertain and we cannot predict or quantify with any certainty the extent to which it will adversely affect our future financial condition, results of operations, cash flows or market price of our common stock.

HUBBELL INCORPORATED-Form 10-Q    37

Back to Contents

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 20, 2017, the Board of Directors approved a new stock repurchase program (the “October 2017 program”) that authorized the repurchase of up to $400 million of common stock and expires on October 20, 2020. In the three months ended March 31, 2020, the Company repurchased shares for an aggregate purchase price of approximately $41.3 million. Our remaining share repurchase authorization under the October 2017 program is $283.7 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

The following table summarizes the Company's repurchase activity of common stock during the quarter ended March 31, 2020:

	Total Number of Shares of Common Stock Purchased (a)	Average Price Paid per share of Common Stock	Approximate Value of Shares that May Yet Be Purchased Under the Programs
Period	(000’s)	Share	(in millions)
BALANCE AS OF DECEMBER 31, 2019			$325.0
January 2020	—	$—	$325.0
February 2020	107	$142.56	$309.7
March 2020	214	$121.56	$283.7
TOTAL FOR THE QUARTER ENDED MARCH 31, 2020	321	$128.56
(a) Purchased under our 2017 share repurchase program authorizing the repurchase of up to $400 million shares of common stock, which was publicly announced in October 2017.

HUBBELL INCORPORATED-Form 10-Q    38

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments)					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    39

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2020

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Joseph A. Capozzoli
	William R. Sperry		Joseph A. Capozzoli
	Executive Vice President, Chief Financial Officer and Treasurer		Vice President, Controller (Principal Accounting Officer)

HUBBELL INCORPORATED-Form 10-Q    40