Form 10-Q
period 2020-06-30
HUBBELL INC
filed 2020-07-31
CIK 48898

Back to Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark
•whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
						Yes	☑	No	☐
•whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
						Yes	☑	No	☐
•whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company			☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

•whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						Yes	☐	No	☑
 The number of shares outstanding of Hubbell common stock as of July 29, 2020 was 54,228,170.
HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Net sales	$949.2	$1,196.4	$2,039.5	$2,283.7
Cost of goods sold	668.7	839.0	1,445.5	1,619.0
Gross profit	280.5	357.4	594.0	664.7
Selling & administrative expenses	149.0	190.5	343.7	376.9
Operating income	131.5	166.9	250.3	287.8
Interest expense, net	(15.7)	(17.2)	(30.8)	(34.7)
Multi-employer pension charge (Note 14)	—	(22.9)	—	(22.9)
Other expense, net	(2.8)	(3.2)	(6.6)	(8.6)
Total other expense	(18.5)	(43.3)	(37.4)	(66.2)
Income before income taxes	113.0	123.6	212.9	221.6
Provision for income taxes	23.9	25.7	48.1	49.9
Net income	89.1	97.9	164.8	171.7
Less: Net income attributable to noncontrolling interest	0.9	1.9	1.6	3.4
Net income attributable to Hubbell Incorporated	$88.2	$96.0	$163.2	$168.3
Earnings per share
Basic	$1.62	$1.76	$3.00	$3.08
Diluted	$1.62	$1.75	$2.99	$3.07
Cash dividends per common share	$0.91	$0.84	$1.82	$1.68
See notes to unaudited Condensed Consolidated Financial Statements.
HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,
(in millions)	2020	2019
Net income	$89.1	$97.9
Other comprehensive (loss) income:
Foreign currency translation adjustments	1.8	(3.8)
Defined benefit pension and post-retirement plans, net of taxes of $(0.5) and $(0.6)	1.8	1.9
Available-for-sale investments, net of taxes of $(0.1) and $(0.1)	0.5	0.3
Unrealized gain (loss) on cash flow hedges, net of taxes of $0.3 and $0.3	(0.7)	(0.7)
Other comprehensive (loss) income	3.4	(2.3)
Total comprehensive income	92.5	95.6
Less: Comprehensive income attributable to noncontrolling interest	0.9	1.9
Comprehensive income attributable to Hubbell Incorporated	$91.6	$93.7
See notes to unaudited Condensed Consolidated Financial Statements.

	Six Months Ended June 30,
(in millions)	2020	2019
Net income	$164.8	$171.7
Other comprehensive (loss) income:
Foreign currency translation adjustments	(23.8)	3.3
Defined benefit pension and post-retirement plans, net of taxes of $(1.1) and $(1.1)	3.5	3.4
Available-for-sale investments, net of taxes of $(0.1) and $(0.2)	0.4	0.6
Unrealized gain (loss) on cash flow hedges, net of taxes of $(0.3) and $0.5	0.9	(1.3)
Other comprehensive (loss) income	(19.0)	6.0
Total comprehensive income	145.8	177.7
Less: Comprehensive income attributable to noncontrolling interest	1.6	3.4
Comprehensive income attributable to Hubbell Incorporated	$144.2	$174.3
See notes to unaudited Condensed Consolidated Financial Statements.
HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents
Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$485.0	$182.0
Short-term investments	9.9	14.2
Account receivable (net of allowances of $14.9 and $7.7)	644.1	683.0
Inventories, net	604.2	633.0
Other current assets	50.4	62.0
Total Current Assets	1,793.6	1,574.2
Property, Plant, and Equipment, net	489.1	505.2
Other Assets
Investments	54.3	55.7
Goodwill	1,808.7	1,811.8
Other intangible assets, net	740.7	781.5
Other long-term assets	172.3	174.6
TOTAL ASSETS	$5,058.7	$4,903.0
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt and current portion of long-term debt	$145.2	$65.4
Accounts payable	354.4	347.7
Accrued salaries, wages and employee benefits	66.6	101.5
Accrued insurance	76.9	68.1
Other accrued liabilities	237.6	262.2
Total Current Liabilities	880.7	844.9
Long-Term Debt	1,610.4	1,506.0
Other Non-Current Liabilities	594.1	591.6
TOTAL LIABILITIES	3,085.2	2,942.5
Hubbell Incorporated Shareholders’ Equity	1,959.9	1,947.1
Noncontrolling interest	13.6	13.4
Total Equity	1,973.5	1,960.5
TOTAL LIABILITIES AND EQUITY	$5,058.7	$4,903.0
See notes to unaudited Condensed Consolidated Financial Statements.
HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in millions)	2020	2019
Cash Flows from Operating Activities
Net income	$164.8	$171.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77.6	73.7
Deferred income taxes	(0.5)	(4.4)
Stock-based compensation	15.9	8.3
Provision for bad debt expense	6.8	(0.3)
Multi-employer pension charge	—	22.9
Changes in assets and liabilities, excluding effects of acquisitions:
Decrease (increase) in accounts receivable, net	25.0	(59.0)
Decrease (increase) in inventories, net	24.5	(10.1)
Increase in accounts payable	13.1	39.0
Decrease in current liabilities	(45.7)	(36.1)
Changes in other assets and liabilities, net	17.8	5.9
Contribution to qualified defined benefit pension plans	(1.4)	(0.2)
Other, net	5.8	(1.8)
Net cash provided by operating activities	303.7	209.6
Cash Flows from Investing Activities
Capital expenditures	(35.0)	(47.7)
Acquisition of businesses, net of cash acquired	(2.0)	—
Purchases of available-for-sale investments	(4.7)	(4.5)
Proceeds from available-for-sale investments	11.1	7.1
Other, net	3.7	3.6
Net cash used in investing activities	(26.9)	(41.5)
Cash Flows from Financing Activities
Long-term debt borrowings	225.0	—
Long-term debt repayments	(115.6)	(12.5)
Short-term debt borrowings (repayments), net	73.5	(5.0)
Payment of dividends to shareholders	(98.9)	(91.5)
Payment of dividends to noncontrolling interest	(1.6)	(2.6)
Repurchase of common stock	(41.3)	(30.0)
Other, net	(6.5)	(6.6)
Net cash (used) provided by financing activities	34.6	(148.2)
Effect of exchange rate changes on cash and cash equivalents	(8.4)	1.0
Increase in cash and cash equivalents	303.0	20.9
Cash and cash equivalents
Beginning of period	182.0	189.0
End of period	$485.0	$209.9
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States of America (“U.S.”) GAAP for audited financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020. In the first quarter of 2020 our former Power segment was re-named Hubbell Utility Solutions ("Utility Solutions") to reflect the depth and breadth of our industry-leading offering for electric, water, gas and telecom utilities ranging from a wide variety of critical infrastructure components to full-scale smart grid solutions.

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

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19) and began to affect the Company’s business and operations late in the first quarter of 2020 and became more pronounced during the second quarter of 2020. The pandemic continues to significantly impact global economic conditions and in the U.S. as federal, state, local, and foreign governments react to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. and global economies. The extent to which the coronavirus pandemic will continue to affect our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict and which may cause the actual results to differ from the estimates and assumptions we are required to make in the preparation of financial statements according to GAAP.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update (ASU 2016-13), "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASC 326 or "CECL"), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The Company adopted the requirements of the new standard in the first quarter of 2020. The adoption of this guidance and recognition of a loss allowance at an amount equal to lifetime expected credit losses for trade receivables resulted in a $1.0 million cumulative-effect adjustment to retained earnings, net of tax.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued an Accounting Standards Update (ASU 2019-12) "Simplifying the Accounting for Income Taxes", which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently assessing the impact of adopting this standard on its financial statements and the timing of adoption.
HUBBELL INCORPORATED-Form 10-Q    7

Back to Contents
In March 2020, FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are effective for all entities beginning on March 12, 2020 through December 31, 2022. The Company may elect to apply the amendments prospectively through December 31, 2022. The Company has not adopted this ASU as of June 30, 2020. The Company is currently assessing the impact of adopting this standard on its financial statements and the timing of adoption.

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

The following table presents disaggregated revenue by business group:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2020	2019	2020	2019
Net sales
Commercial and Industrial	$167.7	$234.3	$380.7	$455.6
Construction and Energy	159.7	207.3	351.1	395.6
Lighting	179.7	246.6	381.4	467.2
Total Electrical	$507.1	$688.2	$1,113.2	$1,318.4
Power Systems	312.9	334.1	639.2	626.1
Aclara	129.2	174.1	287.1	339.2
Total Utility Solutions	$442.1	$508.2	$926.3	$965.3
TOTAL	$949.2	$1,196.4	$2,039.5	$2,283.7

HUBBELL INCORPORATED-Form 10-Q    8

Back to Contents
The following table presents disaggregated revenue by geographic location (on a geographic basis, the Company defines "international" as operations based outside of the United States and its possessions):

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2020	2019	2020	2019
Net sales
United States	$461.9	$620.4	$1,011.6	$1,186.1
International	45.2	67.8	101.6	132.3
Total Electrical	$507.1	$688.2	$1,113.2	$1,318.4
United States	418.8	477.8	874.3	909.0
International	23.3	30.4	52.0	56.3
Total Utility Solutions	$442.1	$508.2	$926.3	$965.3
TOTAL	$949.2	$1,196.4	$2,039.5	$2,283.7

Contract Balances

Our contract liabilities consist of advance payments for products as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in Other accrued liabilities and the non-current portion of deferred revenue is included in Other non-current liabilities in the Condensed Consolidated Balance Sheets.

Contract liabilities were $36.8 million as of June 30, 2020 compared to $31.0 million as of December 31, 2019. The $5.8 million increase in our contract liabilities balance was primarily due to a $16.3 million net increase in current year deferrals primarily due to timing of advance payments on certain orders, partially offset by the recognition of $10.5 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2020. The Company has an immaterial amount of contract assets relating to performance obligations satisfied prior to payment that is recorded in Other long-term assets in the Condensed Consolidated Balance Sheets. Impairment losses recognized on our receivables and contract assets were immaterial for the three and six months ended June 30, 2020.

Unsatisfied Performance Obligations

As of June 30, 2020, the Company had approximately $300 million of unsatisfied performance obligations for contracts with an original expected length of greater than one year, primarily relating to long-term contracts of the Utility Solutions segment to deliver and install meters, metering communications and grid monitoring sensor technology. The Company expects that a majority of the unsatisfied performance obligations will be completed and recognized over the next three years.

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

The Utility Solutions segment consists of businesses that design and manufacture various distribution, transmission, substation and telecommunications products primarily used by the electric, water, gas, and telecommunication utility industries. These offerings include advanced metering infrastructure, meter and edge devices, software and infrastructure services, which are primarily sold to the electric, water, and gas utility industries. In addition, certain of these products are used in the civil construction, water utility, and transportation industries. Products are sold to distributors and directly to users such as utilities, telecommunication companies, pipeline and mining operations, industrial firms, construction and engineering firms.

The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2020	2019	2020	2019	2020	2019
Three Months Ended June 30,
Electrical	$507.1	$688.2	$57.1	$88.0	11.3%	12.8%
Utility Solutions	442.1	508.2	74.4	78.9	16.8%	15.5%
TOTAL	$949.2	$1,196.4	$131.5	$166.9	13.9%	14.0%
Six Months Ended June 30,
Electrical	$1,113.2	$1,318.4	$115.1	$156.6	10.3%	11.9%
Utility Solutions	926.3	965.3	135.2	131.2	14.6%	13.6%
TOTAL	$2,039.5	$2,283.7	$250.3	$287.8	12.3%	12.6%
HUBBELL INCORPORATED-Form 10-Q    10

Back to Contents
NOTE 4 Inventories, net

Inventories, net consists of the following (in millions):

	June 30, 2020	December 31, 2019
Raw material	$233.4	$217.4
Work-in-process	115.3	101.8
Finished goods	345.5	403.6
Subtotal	694.2	722.8
Excess of FIFO over LIFO cost basis	(90.0)	(89.8)
TOTAL	$604.2	$633.0
HUBBELL INCORPORATED-Form 10-Q    11

Back to Contents
NOTE 5 Goodwill and Other Intangible Assets, net

Changes in the carrying values of goodwill for the six months ended June 30, 2020, were as follows (in millions):

	Segment
	Electrical	Utility Solutions	Total
BALANCE DECEMBER 31, 2019	$727.7	$1,084.1	$1,811.8
Prior year acquisitions	0.3	3.4	3.7
Foreign currency translation	(3.0)	(3.8)	(6.8)
BALANCE JUNE 30, 2020	$725.0	$1,083.7	$1,808.7
During the six months ended June 30, 2020, we recognized a net increase to the consideration paid primarily related to our acquisition of all of the issued and outstanding shares of Cantega Technologies Inc., including its wholly owned subsidiary Greenjacket Inc., and all of the issued and outstanding shares of Reliaguard Inc. (collectively "Cantega") as a result of the customary net working capital provisions in the acquisition agreement. The increase in net consideration paid of $2.0 million resulted in a corresponding increase to goodwill. The goodwill is not deductible for tax purposes.

The Company performs its goodwill impairment testing as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. For the 2020 test, the Company applied the "Step-zero" test to three of its six reporting units with goodwill, which allows the Company to first assess qualitative factors to determine whether it is more likely than not that a reporting unit's fair value is greater than its carrying amount. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair value of these reporting units substantially exceeded their carrying values and therefore, further quantitative analysis was not required. For the other three reporting units, the Company has elected to utilize the quantitative goodwill impairment testing process as permitted in the accounting guidance, by comparing the fair value of the Company's reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no impairment exists.

Goodwill impairment testing requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit. Significant judgment is required to estimate the fair value of reporting units including estimating future cash flows, determining appropriate discount rates and other assumptions, including assumptions about secular economic and market conditions, such as the potential continuing effects of the COVID-19 pandemic. The Company uses internal discounted cash flow estimates to determine fair value. These cash flow estimates are derived from historical experience, third party end market data, and future long-term business plans that include assumptions about future sales growth, gross margin, operating margin, and terminal growth rate and the application of discount rates determined by management to be appropriate. Significant changes in these estimates and assumptions could affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company believes that its estimated aggregate fair value of its reporting units is reasonable when compared to the Company's market capitalization on the valuation date.

As of April 1, 2020, the impairment testing resulted in implied fair values for each reporting unit that exceeded the reporting unit's carrying value, including goodwill. The Company did not have any reporting units at risk of failing the quantitative impairment test as the excess of the implied fair value significantly exceeded the carrying value of the reporting units. Additionally, the Company did not have any reporting units with zero or negative carrying amounts.

The Company performs its impairment assessment of indefinite-lived intangible assets as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. For the 2020 test, the Company has elected to utilize the quantitative impairment testing process as permitted in the accounting guidance, by comparing the fair value of the indefinite-lived intangible assets to their carrying values. If the fair value of the indefinite-lived intangible assets exceeds its carrying value, no impairment exists. The fair value was determined utilizing an income approach (relief from royalty method). Significant judgment is required to estimate the fair value of the indefinite-lived intangible assets including assumptions for future revenues, discount rates, royalty rates, and other assumptions, including assumptions about secular economic and market conditions, such as the potential continuing effects of the COVID-19 pandemic. Significant changes in these estimates and assumptions could affect the determination of fair value and/or impairment for each indefinite-lived intangible asset. As of April 1, 2020, the impairment testing resulted in fair values for each indefinite-lived intangible asset that exceeded the carrying value. The Company did not have any indefinite-lived intangible assets at risk of failing the quantitative impairment test as the excess of the fair value significantly exceeded the carrying value of the assets.
HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents
The carrying value of other intangible assets included in Intangible assets, net in the Condensed Consolidated Balance Sheets is as follows (in millions):

	June 30, 2020		December 31, 2019
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$201.1	$(68.8)	$202.7	$(65.0)
Customer relationships, developed technology and other	858.1	(302.7)	861.0	(270.8)
Total	$1,059.2	$(371.5)	$1,063.7	$(335.8)
Indefinite-lived:
Tradenames and other	53.0	—	53.6	—
TOTAL	$1,112.2	$(371.5)	$1,117.3	$(335.8)

Amortization expense associated with definite-lived intangible assets was $18.6 million and $18.1 million during the three months ended June 30, 2020 and 2019, respectively, and $37.7 million and $36.3 million during the six months ended June 30, 2020 and 2019, respectively. Future amortization expense associated with these intangible assets is estimated to be $36.2 million for the remainder of 2020, $72.1 million in 2021, $67.0 million in 2022, $62.2 million in 2023, $56.8 million in 2024, and $52.3 million in 2025. The Company amortizes intangible assets with definite lives using either an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the assets useful life, or using a straight line method. Approximately 75% of the gross value of definite-lived intangible assets follow an accelerated amortization method.
HUBBELL INCORPORATED-Form 10-Q    13

Back to Contents
NOTE 6 Other Accrued Liabilities

Other accrued liabilities consists of the following (in millions):

	June 30, 2020	December 31, 2019
Customer program incentives	$30.1	$49.0
Accrued income taxes	12.7	6.0
Contract liabilities - deferred revenue	36.8	31.0
Customer refund liability	18.7	19.0
Accrued warranties(1)	22.4	24.0
Current operating lease liabilities	28.4	29.6
Other	88.5	103.6
TOTAL	$237.6	$262.2
(1) Refer to Note 21 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information regarding warranties.

NOTE 7 Other Non-Current Liabilities

Other non-current liabilities consist of the following (in millions):

	June 30, 2020	December 31, 2019
Pensions	$194.0	$198.5
Other post-retirement benefits	21.5	21.5
Deferred tax liabilities	124.3	126.8
Accrued warranties long-term(1)	59.6	58.1
Non-current operating lease liabilities	70.3	71.7
Other	124.4	115.0
TOTAL	$594.1	$591.6
(1) Refer to Note 21 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information regarding warranties.
HUBBELL INCORPORATED-Form 10-Q    14

Back to Contents
NOTE 8 Total Equity

A summary of changes in total equity for the three and six months ended June 30, 2020 and the three and six months ended June 30, 2019 is provided below (in millions, except per share amounts):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2019	$0.6	$—	$2,279.4	$(332.9)	$1,947.1	$13.4
Net income	—	—	75.0	—	75.0	0.7
Other comprehensive (loss) income	—	—	—	(22.4)	(22.4)	—
Stock-based compensation	—	11.6	—	—	11.6	—
Acquisition/surrender of common shares(1)	—	(10.4)	(34.1)	—	(44.5)	—
Cash dividends declared $0.91 per share)	—	—	(49.7)	—	(49.7)	—
Dividends to noncontrolling interest	—	—	—	—	—	(0.5)
Directors deferred compensation	—	(1.2)	—	—	(1.2)	—
Cumulative effect from adoption of CECL accounting standard (Note1)	—	—	(1.0)	—	(1.0)	—
BALANCE AT MARCH 31, 2020	$0.6	$—	$2,269.6	$(355.3)	$1,914.9	$13.6
Net income	—	—	88.2	—	88.2	0.9
Other comprehensive (loss) income	—	—	—	3.4	3.4	—
Stock-based compensation	—	4.3	—	—	4.3	—
Acquisition/surrender of common shares(1)	—	(1.6)	—	—	(1.6)	—
Cash dividends declared ($0.91 per share)	—	—	(49.4)	—	(49.4)	—
Dividends to noncontrolling interest	—	—	—	—	—	(0.9)
Directors deferred compensation	—	0.1	—	—	0.1	—
BALANCE AT JUNE 30, 2020	$0.6	$2.8	$2,308.4	$(351.9)	$1,959.9	$13.6
HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2018	$0.6	$1.3	$2,064.4	$(285.7)	$1,780.6	$18.3
Net income	—	—	72.3	—	72.3	1.5
Other comprehensive (loss) income	—	—	—	8.3	8.3	—
Stock-based compensation	—	4.1	—	—	4.1	—
Reclassification of stranded tax effects	—	—	30.0	(30.0)	—	—
Acquisition/surrender of common shares(1)	—	(5.3)	(6.3)	—	(11.6)	—
Cash dividends declared ($0.84 per share)	—	—	(45.7)	—	(45.7)	—
Dividends to noncontrolling interest	—	—	—	—	—	(1.0)
Directors deferred compensation	—	0.1	—	—	0.1	—
BALANCE AT MARCH 31, 2019	$0.6	$0.2	$2,114.7	$(307.4)	$1,808.1	$18.8
Net income	—	—	96.0	—	96.0	1.9
Other comprehensive (loss) income	—	—	—	(2.3)	(2.3)	—
Stock-based compensation	—	4.2	—	—	4.2	—
Acquisition/surrender of common shares(1)	—	(3.5)	(20.9)	—	(24.4)	—
Cash dividends declared ($0.84 per share)	—	—	(46.0)	—	(46.0)	—
Dividends to noncontrolling interest	—	—	—	—	—	(1.6)
Directors deferred compensation	—	0.3	—	—	0.3	—
BALANCE AT JUNE 30, 2019	$0.6	$1.2	$2,143.8	$(309.7)	$1,835.9	$19.1
(1) For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against common stock par value, Additional paid-in capital, to the extent available, and Retained earnings. The change in Retained earnings of $34.1 million and $27.2 million in the first six months of 2020 and 2019, respectively, reflects this accounting treatment.

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statements of Comprehensive Income.
HUBBELL INCORPORATED-Form 10-Q    16

Back to Contents
NOTE 9 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the six months ended June 30, 2020 is provided below (in millions):

(debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2019	$(0.5)	$0.6	$(203.2)	$(129.8)	$(332.9)
Other comprehensive income (loss) before reclassifications	1.5	0.4	—	(23.8)	(21.9)
Amounts reclassified from accumulated other comprehensive loss	(0.6)	—	3.5	—	2.9
Current period other comprehensive income (loss)	0.9	0.4	3.5	(23.8)	(19.0)
BALANCE AT JUNE 30, 2020	$0.4	$1.0	$(199.7)	$(153.6)	$(351.9)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three and six months ended June 30, 2020 and 2019 is provided below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Details about Accumulated Other Comprehensive Loss Components	2020	2019	2020	2019	Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$0.2	$0.1	$0.3	$0.3	Net sales
	0.3	0.2	0.5	0.5	Cost of goods sold
	0.5	0.3	0.8	0.8	Total before tax
	(0.1)	—	(0.2)	(0.2)	Tax benefit (expense)
	$0.4	$0.3	$0.6	$0.6	Gain (loss) net of tax
Amortization of defined benefit pension and post-retirement benefit items:
Prior-service costs (a)	$—	$0.2	$0.1	$0.4
Actuarial gains/(losses) (a)	(2.3)	(2.7)	(4.7)	(4.9)
	(2.3)	(2.5)	(4.6)	(4.5)	Total before tax
	0.5	0.6	1.1	1.1	Tax benefit (expense)
	$(1.8)	$(1.9)	$(3.5)	$(3.4)	Gain (loss) net of tax
Gains (losses) reclassified into earnings	$(1.4)	$(1.6)	$(2.9)	$(2.8)

(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11 - Pension and Other Benefits in the Notes to Condensed Consolidated Financial Statements for additional details).
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

The following table sets forth the computation of earnings per share for the three and six months ended June 30, 2020 and 2019 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to Hubbell Incorporated	$88.2	$96.0	$163.2	$168.3
Less: Earnings allocated to participating securities	(0.3)	(0.4)	(0.6)	(0.7)
Net income available to common shareholders	$87.9	$95.6	$162.6	$167.6
Denominator:
Average number of common shares outstanding	54.1	54.3	54.2	54.4
Potential dilutive common shares	0.2	0.3	0.2	0.2
Average number of diluted shares outstanding	54.3	54.6	54.4	54.6
Earnings per share:
Basic	$1.62	$1.76	$3.00	$3.08
Diluted	$1.62	$1.75	$2.99	$3.07

The Company did not have outstanding any significant anti-dilutive securities during the three and six months ended June 30, 2020 and 2019.
HUBBELL INCORPORATED-Form 10-Q    18

Back to Contents
NOTE 11 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three and six months ended June 30, 2020 and 2019 (in millions):

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Three Months Ended June 30,
Service cost	$0.2	$0.6	$—	$—
Interest cost	7.2	8.6	0.2	0.3
Expected return on plan assets	(8.4)	(7.7)	—	—
Amortization of prior service cost	0.1	—	(0.1)	(0.2)
Amortization of actuarial losses	2.3	2.7	—	—
NET PERIODIC BENEFIT COST	$1.4	$4.2	$0.1	$0.1
Six Months Ended June 30,
Service cost	$0.5	$1.1	$—	$—
Interest cost	14.4	17.3	0.4	0.6
Expected return on plan assets	(16.9)	(15.3)	—	—
Amortization of prior service cost	0.1	—	(0.2)	(0.4)
Amortization of actuarial losses	4.7	4.9	—	—
NET PERIODIC BENEFIT COST	$2.8	$8.0	$0.2	$0.2

Employer Contributions

The Company anticipates making required contributions of approximately $4.3 million to its foreign pension plans during 2020, of which $1.4 million has been contributed through June 30, 2020. Although not required by ERISA and the Internal Revenue Code, the Company may elect to make an additional voluntary contribution to its qualified domestic defined benefit pension plan in 2020. Additionally, we anticipate making cash payments of $6.0 million and $5.0 million due in 2020 and 2021, respectively, related to the previously disclosed settlement agreement with a multi-employer pension plan.
HUBBELL INCORPORATED-Form 10-Q    19

Back to Contents
NOTE 12 Guarantees

The Company records a liability equal to the fair value of guarantees in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of June 30, 2020 and December 31, 2019, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the six months ended June 30, 2020 and 2019 are set forth below (in millions):

	2020	2019
BALANCE AT JANUARY 1, (a)	$82.1	$92.7
Provision	7.5	7.6
Expenditures/payments/other	(7.6)	(17.0)
BALANCE AT JUNE 30, (a)	$82.0	$83.3
(a) Refer to Note 6 – Other Accrued Liabilities and Note 7 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.
HUBBELL INCORPORATED-Form 10-Q    20

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
At June 30, 2020 our accounts receivable balance was $644.1 million, net of allowances of $14.9 million. While we have not experienced any significant collection issues to date, during the six months ended June 30, 2020 our allowances increased approximately $7.2 million. The cumulative effect of the adoption of ASC 326 resulted in a $1.3 million increase to the opening balance. The remainder of the increase is primarily the result of our estimate of expected credit losses resulting from the deterioration of general economic conditions, including the volatility in oil prices and potential impacts of the COVID-19 pandemic, which we anticipate could have a negative impact on certain of our customers' ability to satisfy their obligations to Hubbell.
Investments

At June 30, 2020 and December 31, 2019, the Company had $44.4 million and $50.7 million, respectively, of available-for-sale municipal debt securities. These investments had an amortized cost of $43.1 million and $50.1 million, respectively. No allowance for credit losses related to our available-for-sale debt securities was recorded for the six months ended June 30, 2020. As of June 30, 2020 and December 31, 2019 the unrealized losses attributable to our available-for-sale debt securities was $0.1 million and $0.1 million. The fair value of available-for-sale debt securities with unrealized losses was $4.7 million at June 30, 2020 and $3.6 million at December 31, 2019. The Company also had trading securities of $19.9 million at June 30, 2020 and $19.2 million at December 31, 2019 that are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale debt securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

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

Back to Contents
The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at June 30, 2020 and December 31, 2019 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
June 30, 2020
Money market funds(a)	$310.9	$—	$—	$310.9
Available for sale investments	—	44.4	—	44.4
Trading securities	19.9	—	—	19.9
Deferred compensation plan liabilities	(19.9)	—	—	(19.9)
Derivatives:
Forward exchange contracts-Assets(b)	—	0.8	—	0.8
TOTAL	$310.9	$45.2	$—	$356.1

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
December 31, 2019
Money market funds(a)	$27.5	$—	$—	$27.5
Available for sale investments	—	50.7	—	50.7
Trading securities	19.2	—	—	19.2
Deferred compensation plan liabilities	(19.2)	—	—	(19.2)
Derivatives:
Forward exchange contracts-(Liabilities)(c)	—	(0.3)	—	(0.3)
TOTAL	$27.5	$50.4	$—	$77.9
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

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. The Company purchased $2.5 million and $3.0 million of trading securities related to these deferred compensation plans during the six months ended June 30, 2020 and 2019. As a result of participant distributions, the Company sold $1.6 million of these trading securities during the six months ended June 30, 2020 and $0.6 million during the six months ended June 30, 2019. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.
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

In 2020 and 2019, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge exposure to fluctuating rates of exchange for both anticipated inventory purchases and forecasted sales by its subsidiaries that transact business in Canada. As of June 30, 2020, the Company had 23 individual forward exchange contracts for an aggregate notional amount of $26.1 million, having various expiration dates through June 2021. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

The following table summarizes the results of cash flow hedging relationships for the three months ended June 30, 2020 and 2019 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Income (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings Effective Portion (net of tax)
Derivative Instrument	2020	2019	(Effective Portion)	2020	2019
Forward exchange contract	$(0.3)	$(0.4)	Net sales	$0.1	$0.1
			Cost of goods sold	$0.3	$0.2

The following table summarizes the results of cash flow hedging relationships for the six months ended June 30, 2020 and 2019 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Income (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings Effective Portion (net of tax)
Derivative Instrument	2020	2019	(Effective Portion)	2020	2019
Forward exchange contract	$1.5	$(0.7)	Net sales	$0.2	$0.2
			Cost of goods sold	$0.4	$0.4

Long Term Debt

As of June 30, 2020 and December 31, 2019, the carrying value of long-term debt, including the $40.6 million and $34.4 million current portion of the Term Loan, net of unamortized discount and debt issuance costs, was $1,651.0 million and $1,540.4 million, respectively. The estimated fair value of the long-term debt as of June 30, 2020 and December 31, 2019 was $1,733.5 million and $1,592.2 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).
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

In March 2019, the remaining employer in that multi-employer pension plan filed for protection under Chapter 11 of the United States Bankruptcy Code and was proceeding towards liquidation as of June 2019. As a result, the Company concluded, as of June 30, 2019, it was probable under terms customary of multi-employer plans, that the Company was subject to an estimated $22.9 million mass withdrawal liability, as a result of the other employer's withdrawal from the pension plan and anticipated liquidation. Accordingly, the Company recognized a $22.9 million charge in the second quarter of 2019.

In December 2019, the Company subsequently entered into a settlement agreement with the multi-employer plan, whereby the parties agreed to settle all of Hubbell's obligations to the multi-employer plan for $21.0 million payable in three installments; $10.0 million paid by December 31, 2019, $6.0 million payable before December 31, 2020, and $5.0 million payable before December 31, 2021. Accordingly, in the fourth quarter of 2019, the Company recognized a reduction of the second quarter 2019 charge to reflect the terms of that settlement, such that the effect to the full year of 2019 was a $8.5 million net charge.

HUBBELL INCORPORATED-Form 10-Q    24

Back to Contents
NOTE 15 Restructuring Costs and Other

In the three and six months ended June 30, 2020, we incurred costs for restructuring actions initiated in 2020 as well as costs for restructuring actions initiated in the prior years. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions and the sale or exit of businesses we determine to be non-strategic. Restructuring costs include severance and employee benefits, asset impairments, accelerated depreciation, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash.

Pre-tax restructuring costs incurred in each of our reporting segments and the location of the costs in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019 is as follows (in millions):

	Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019
	Cost of goods sold		Selling & administrative expense		Total
Electrical	$2.9	$5.5	$1.7	$0.8	$4.6	$6.3
Utility Solutions	1.1	1.0	—	0.1	1.1	1.1
Total Pre-Tax Restructuring Costs	$4.0	$6.5	$1.7	$0.9	$5.7	$7.4

	Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019
	Cost of goods sold		Selling & administrative expense		Total
Electrical	$3.4	$5.7	$2.0	$1.7	$5.4	$7.4
Utility Solutions	3.6	1.5	0.2	1.5	3.8	3.0
Total Pre-Tax Restructuring Costs	$7.0	$7.2	$2.2	$3.2	$9.2	$10.4

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/20	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 6/30/2020
2020 Restructuring Actions
Severance	$—	$4.5	$(1.7)	$2.8
Asset write-downs	—	—	—	—
Facility closure and other costs	—	2.0	(2.0)	—
Total 2020 Restructuring Actions	$—	$6.5	$(3.7)	$2.8
2019 and Prior Restructuring Actions
Severance	$11.3	$(0.8)	$(6.2)	$4.3
Asset write-downs	—	0.1	(0.1)	—
Facility closure and other costs	6.1	3.4	(2.8)	6.7
Total 2019 and Prior Restructuring Actions	$17.4	$2.7	$(9.1)	$11.0
Total Restructuring Actions	$17.4	$9.2	$(12.8)	$13.8

HUBBELL INCORPORATED-Form 10-Q    25

Back to Contents
The actual costs incurred and total expected cost in each of our reporting segments of our on-going restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2019	Costs incurred in the first six months of 2020	Remaining costs at 6/30/2020
2020 Restructuring Actions
Electrical	$8.4	$—	$5.3	$3.1
Utility Solutions	1.2	—	1.2	—
Total 2020 Restructuring Actions	$9.6	$—	$6.5	$3.1
2019 and Prior Restructuring Actions
Electrical	$21.6	$20.5	$0.1	$1.0
Utility Solutions	19.5	11.5	2.6	5.4
Total 2019 and Prior Restructuring Actions	$41.1	$32.0	$2.7	$6.4
Total Restructuring Actions	$50.7	$32.0	$9.2	$9.5

HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents
NOTE 16 Long-Term Debt and Financing Arrangements

Long-term debt consists of the following (in millions):

	Maturity	June 30, 2020	December 31, 2019
Senior notes at 3.625%	2022	$299.0	$298.8
Senior notes at 3.35%	2026	396.1	395.7
Senior notes at 3.15%	2027	296.2	295.9
Senior notes at 3.50%	2028	444.4	444.0
Term loan, net of current portion of $40.6 and $34.4, respectively	2023	49.7	71.6
2018 Credit Facility	2023	125.0	—
TOTAL LONG-TERM DEBT(a)		$1,610.4	$1,506.0
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

In March 2020, the Company borrowed $100.0 million and in April 2020, the Company borrowed an additional $125.0 million under the 2018 Credit Facility. In the second quarter of 2020, the Company repaid $100.0 million of such borrowings. The current interest rate for the Company's borrowings under the 2018 Credit Facility is 2.375%. Borrowings outstanding as of June 30, 2020 are classified within long-term debt in the Condensed Consolidated Balance Sheet. There were no borrowings outstanding at December 31, 2019. In July 2020, the Company settled the remaining $125.0 million of outstanding borrowings, using a combination of cash on hand and proceeds from commercial paper; as a result the Company has $750.0 million of borrowing capacity under the 2018 Credit Facility at July 30, 2020.

The Company had $145.2 million short-term debt outstanding at June 30, 2020, which consisted primarily of commercial paper and the current portion of the Term Loan. At December 31, 2019, the Company had $65.4 million of short-term debt outstanding.

HUBBELL INCORPORATED-Form 10-Q    27

Back to Contents
NOTE 17 Stock-Based Compensation

As of June 30, 2020, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. For those awards that vest immediately upon retirement eligibility, the Company recognizes compensation cost immediately for retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

The Company’s long-term incentive program for awarding stock-based compensation includes a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s common stock pursuant to the Hubbell Incorporated 2005 Incentive Award Plan as amended and restated (the "Award Plan"). Under the Award Plan, the Company may authorize up to 9.7 million shares of common stock to settle awards of restricted stock, performance shares, or SARs. The Company issues new shares to settle stock-based awards. During the three months ended March 31, 2020, the Company's grant of stock-based awards included restricted stock, SARs and performance shares. There were no material awards granted during the three months ended June 30, 2020.

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

In February 2020, the Company granted 80,876 restricted stock awards with a fair value per share of $149.49. There were no material awards granted during the three months ended June 30, 2020.

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

In February 2020, the Company granted 250,080 SAR awards. The fair value of each SAR award was measured using the Black-Scholes option pricing model. There were no material awards granted during the three months ended June 30, 2020.

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
HUBBELL INCORPORATED-Form 10-Q    28

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

Performance Shares - Performance and Market Conditions

In February 2020, the Company granted 63,868 shares that will vest subject to a performance condition and service requirement. The number of shares vested is then modified by a market condition as described below. There were no material awards granted during the three months ended June 30, 2020.

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

Executive Overview of the Business

The Company is a global manufacturer of quality electrical products and utility solutions for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, China, Mexico, the United Kingdom, Brazil, Australia, Spain and Ireland. The Company also participates in joint ventures in Taiwan, Hong Kong and the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company employed approximately 18,400 individuals worldwide as of June 30, 2020.

The Company’s reporting segments consist of the Electrical segment and the Utility Solutions segment (formerly named the Power Systems segment). In the first quarter of 2020 our former Power segment was re-named Utility Solutions to reflect the depth and breadth of our industry-leading offering for electric, water, gas and telecom utilities ranging from a wide variety of critical infrastructure components to full-scale smart grid solutions. Results for the three and six months ended June 30, 2020 by segment are included under “Segment Results” within this Management’s Discussion and Analysis. In August 2019, the Company completed the sale of Haefely Test, AG (“Haefely”), which was previously included within the Electrical segment.

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

HUBBELL INCORPORATED-Form 10-Q    30

Back to Contents
Impact of the COVID-19 Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19), which began to affect the Company’s business and operations late in the first quarter of 2020 and became more pronounced during the second quarter of 2020 as foreign and U.S. federal, state and local governments reacted to the public health crisis with mitigation measures, including the shutdown of large portions of the U.S. and global economies. The pandemic continues to significantly affect U.S. and global economic conditions as governments, businesses and individuals react to the COVID-19 pandemic and efforts to reopen their respective economies. While the severity of the pandemic has lessened in certain areas of the U.S. and certain other countries and portions of the global and national economy have begun to reopen, there is still significant uncertainty around the scope, severity, and duration of the pandemic, as well as the breadth and duration of business disruptions related to it and the overall impact on the U.S. and global economies.

The extent to which the coronavirus pandemic affects our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict including new information that may emerge concerning the severity of the COVID-19 pandemic, whether there are additional outbreaks of COVID-19, and the actions taken to contain it or treat its effects. Due to heightened uncertainty relating to the COVID-19 pandemic on our business operations, including the duration and impact on overall customer demand, we withdrew our 2020 guidance in April and reinstated revised guidance in July.

Most of our manufacturing operations are currently deemed essential and continue to operate. Our top priority has been to take appropriate actions to protect the health and safety of our employees. We have adjusted standard operating procedures within our business operations to ensure continued employee, non-employee workers, vendor and customer safety, and are continually monitoring evolving health guidelines and responding to changes as appropriate. These procedures include expanded and more frequent cleaning within facilities, implementation of appropriate distancing programs, and requiring use of certain personal protective equipment. In March 2020, we implemented a mandatory work-at-home program for all of our administrative offices and employees; in June we began to re-open certain of those administrative offices, subject to statutory guidelines, including protocols regarding social distancing, shared spaces, and the use of personal protective equipment. Despite these efforts, the COVID-19 pandemic continues to pose the risk that our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities, partially or completely, for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities or imposed by our management, or that the pandemic may otherwise interrupt or impair business activities.

We have developed action plans for a wide range of scenarios, but given the uncertainty regarding the magnitude and duration of the pandemic's effects, it is impossible to predict with specificity or quantify the future impact on our business, financial condition and results of operations. In the second quarter of 2020 certain of our manufacturing operations and installation services were temporarily disrupted by shutdowns mandated by government authorities and from actual and potential exposure to COVID-19, negatively affecting sales volume and contributing to operating inefficiencies, such as a decrease in manufacturing cost absorption in the quarter. These temporary disruptions included work stoppages in several of our manufacturing operations in the U.S., Mexico, and the United Kingdom. We also experienced a temporary stoppage of certain large meter installation services within our Aclara business in the second quarter. We expect these disruptions and inefficiencies may continue to adversely affect our operating results in future periods and the ultimate extent and duration of these disruptions could have a material adverse effect on our results of operations and liquidity in 2020.

The disruption in economic activity as a result of the COVID-19 pandemic also affected customer demand across our end markets during the first half of 2020 and we anticipate that continuing measures to combat the pandemic will continue to adversely affect demand for an unknown period. In general terms, we continue to expect our Electrical segment to experience significant volume declines in 2020. In our Utility Solutions segment, demand continued to be strong within our Power Systems business group, which provides critical T&D components to electric utilities. Despite higher demand, Net sales were lower in the second quarter due to a temporary supply chain disruption involving mandated regulatory orders to close two large manufacturing facilities in Mexico. Net sales of our Aclara business group were also negatively affected in the second quarter of 2020 by the temporary stoppage of certain large meter installations and other regulatory restrictions on smart infrastructure projects and deployments.

We incurred higher costs in the first half of 2020 due to increases to our bad debt reserves in light of expected credit losses resulting from the deterioration of general economic conditions. During the second quarter, our labor costs increased due to the appreciation pay increase provided to our U.S. and Mexican hourly employees, as well as salaried employees who are involved in the ongoing management of plant and warehouse operations. We have also implemented an emergency paid leave program for our employees that provides hourly employees with up to 80 hours of paid time off. The extent and duration of additional cost increases of this nature in the future, or other future costs increases due to the COVID-19 pandemic, remains uncertain.

HUBBELL INCORPORATED-Form 10-Q    31

Back to Contents
In addition, we have taken actions that we expect may mitigate a portion of the impact of the anticipated decline in demand and cost increases. Cost containment actions effective for the second quarter of 2020 include a 25% salary reduction for senior executives, a 15% salary reduction for all other executives, a two week mandatory furlough for other salaried employees during the second quarter, and forgone quarterly retainer payments for the Board of Directors. Beginning in the first quarter of 2020 we instituted a travel and entertainment expense freeze and other discretionary expense reduction initiatives and began re-aligning facilities and headcount in response to expected changes in demand. Our results of operations in the second quarter of 2020 reflect the benefit of these actions, as well as other costs reductions associated with lower net sales volume and economic activity. We expect an increase in costs in the second half of the year as temporary containment actions are lifted and other costs associated with net sale volume and economic activity begin to return and may take further steps to manage costs, as appropriate, depending on order volume patterns. We also continue to expect savings from our restructuring and related activities and to invest in restructuring and related actions as appropriate.

Our net cash flows provided by operating activities were strong in the first half of 2020; however, as a precautionary measure, in order to preserve financial flexibility and liquidity in light of disruption in the global markets resulting from the COVID-19 pandemic, we borrowed $225.0 million from our revolving credit facility in March and April of 2020, of which $100.0 million was repaid during the second quarter, and the remaining $125.0 million of outstanding borrowings was repaid in July 2020 using a combination of cash on hand and proceeds from commercial paper. As another precautionary measure, we also anticipate limiting our capital expenditures in 2020.

Further quantification and discussion of these pandemic related effects are included in the discussion of results of operations below.

Results of Operations – Second Quarter of 2020 compared to the Second Quarter of 2019

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended June 30,
	2020	% of Net sales	2019	% of Net sales
Net sales	$949.2		$1,196.4
Cost of goods sold	668.7	70.4%	839.0	70.1%
Gross profit	280.5	29.6%	357.4	29.9%
Selling & administrative ("S&A") expense	149.0	15.7%	190.5	15.9%
Operating income	131.5	13.9%	166.9	14.0%
Net income attributable to Hubbell Incorporated	88.2	9.3%	96.0	8.0%
EARNINGS PER SHARE – DILUTED	$1.62		$1.75

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

Adjusted operating measures in 2019 also exclude a net charge reported in Total other expense (below Operating income) in the Consolidated Statements of Income to recognize certain additional liabilities associated with the Company's previously disclosed withdrawal from a multi-employer pension plan. Refer to Note 14 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements, for additional information.

HUBBELL INCORPORATED-Form 10-Q    32

Back to Contents
The following table reconciles our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	Three Months Ended June 30,
	2020	% of Net sales	2019	% of Net sales
Gross profit (GAAP measure)	$280.5	29.6%	$357.4	29.9%
Amortization of acquisition-related intangible assets	6.4		6.0
Adjusted gross profit	$286.9	30.2%	$363.4	30.4%
S&A expenses (GAAP measure)	$149.0	15.7%	$190.5	15.9%
Amortization of acquisition-related intangible assets	12.2		12.0
Adjusted S&A expenses	$136.8	14.4%	$178.5	14.9%
Operating income (GAAP measure)	$131.5	13.9%	$166.9	14.0%
Amortization of acquisition-related intangible assets	18.6		18.0
Adjusted operating income	$150.1	15.8%	$184.9	15.5%
Net income attributable to Hubbell Incorporated (GAAP measure)	$88.2		$96.0
Amortization of acquisition-related intangible assets, net of tax	13.9		13.5
Multi-employer pension charge, net of tax	—		17.1
Adjusted net income attributable to Hubbell Incorporated	$102.1		$126.6
Less: Earnings allocated to participating securities	(0.4)		(0.5)
Adjusted net income available to common shareholders	$101.7		$126.1
Average number of diluted shares outstanding	54.3		54.6
ADJUSTED EARNINGS PER SHARE – DILUTED	$1.87		$2.31

Net Sales

Net sales of $949.2 million in the second quarter of 2020 decreased by $247.2 million compared to the second quarter of 2019. Organic net sales declined by 20.5% due primarily to lower unit volume driven by the unfavorable effects of the COVID-19 pandemic on demand, as well as from supply chain disruptions due to the temporary closure of manufacturing facilities and restrictions on project deployments and installations within our Aclara business associated with the COVID-19 pandemic. The impact of lower unit volume was partially offset by favorable price realization. Net sales in the second quarter of 2020 increased from the effect of acquisitions and dispositions by less than one percentage point compared to the second quarter of 2019 as the decline from the disposal of the Haefely business was less than Net sales added by our fourth quarter 2019 acquisitions. The magnitude of the pandemic's effects varied by segment; Net sales of our Electrical segment declined by 26.3% in the second quarter of 2020 as compared to the same prior year period, reflecting notably weaker end market conditions. Despite higher demand from more resilient end markets, Net sales of our Utility Solutions segment declined by 13.0%, in the second quarter of 2020 as compared to the same prior year period due to a temporary supply chain disruption involving mandated local regulatory closure of two large manufacturing facilities.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold increased by 30 basis points to 70.4% in the second quarter of 2020, as compared to 70.1% in the second quarter of 2019. The increase was primarily driven by the effects of lower sales volume and inefficiencies related to the COVID pandemic, partially offset by favorable price realization in excess of material costs, favorable Net sales mix within our Utility Solutions segment, as well as higher savings and lower costs from our restructuring and related actions and higher savings from productivity initiatives.

Gross Profit

The gross profit margin in the second quarter of 2020 decreased by 30 basis points to 29.6% as compared to 29.9% in the second quarter of 2019. Excluding amortization of acquisition-related intangible assets, the adjusted gross profit margin was 30.2% in the second quarter of 2020 as compared to 30.4% in the same period of the prior year. The decrease in the adjusted gross profit margin primarily reflects the effects of lower sales volume and inefficiencies related to the COVID pandemic, partially offset by favorable price realization in excess of material costs, favorable Net sales mix within our Utility Solutions segment, as well as higher savings and lower costs from our restructuring and related actions and higher savings from productivity initiatives.
HUBBELL INCORPORATED-Form 10-Q    33

Back to Contents
Selling & Administrative Expenses

S&A expense in the second quarter of 2020 was $149.0 million and decreased by $41.5 million compared to the prior year period. S&A expense as a percentage of Net sales decreased by 20 basis points to 15.7% in the second quarter of 2020. Excluding amortization of acquisition-related intangible assets, adjusted S&A expense as a percentage of Net sales decreased by 50 basis points to 14.4% in the second quarter of 2020. The decrease in adjusted S&A expense as a percentage of net sales is primarily due to the impact of compensation actions and other cost reductions, including lower T&E costs, partially offset by the deleveraging effect of lower sale volume.

Total Other Expense

Total other expense decreased by $24.8 million in the second quarter of 2020 to $18.5 million primarily due to a $22.9 million charge in the second quarter of 2019 associated with the withdrawal from a multi-employer pension plan, lower interest expense associated with a reduction in principal amount of borrowings outstanding under our Term Loan Agreement (as defined below), as well as lower non-service pension costs as compared to the same period of 2019.

Income Taxes

The effective tax rate in the second quarter of 2020 increased to 21.2% as compared to 20.8% in the second quarter of 2019 primarily due to the absence of favorable income tax effects of share-based compensation awards relative to the same period of the prior year, partially offset by net favorable year over year benefit from the release of reserves related to statute of limitations expirations.

Net Income Attributable to Hubbell Incorporated and Earnings Per Diluted Share

Net income attributable to Hubbell Incorporated was $88.2 million in the second quarter of 2020 and decreased 8.1% as compared to the same period of the prior year. Excluding amortization of acquisition-related intangibles from both periods and the multi-employer pension charge from 2019, adjusted net income attributable to Hubbell Incorporated was $102.1 million in the second quarter of 2020 and decreased by 19.4% as compared to the second quarter of 2019 as a result of lower operating income driven primarily by lower net sales volumes and other COVID-19 pandemic effects detailed above, partially offset by lower non-operating costs such as interest expense and non-service pension costs. As a result, earnings per diluted share in the second quarter of 2020 decreased 7.4% as compared to the second quarter of 2019. Adjusted earnings per diluted share in the second quarter of 2020 decreased by 19.0% as compared to the second quarter of 2019.

Segment Results

ELECTRICAL

	Three Months Ended June 30,
(In millions)	2020	2019
Net sales	$507.1	$688.2
Operating income (GAAP measure)	57.1	88.0
Amortization of acquisition-related intangible assets	5.8	5.6
Adjusted operating income	$62.9	$93.6
Operating margin (GAAP measure)	11.3%	12.8%
Adjusted operating margin	12.4%	13.6%

Net sales in the Electrical segment in the second quarter of 2020 were $507.1 million and declined by $181.1 million, or 26.3%, as compared to the second quarter of 2019. Organic net sales in the second quarter of 2020 decreased by approximately 26 percentage points as compared to the same prior year period, due to lower unit volume primarily driven by the unfavorable impact of the COVID-19 pandemic on demand and from supply chain disruptions caused by the temporary closures of a limited number of manufacturing facilities, which disruptions were resolved within the quarter (although there can be no assurance that new closures may not be mandated depending on pandemic conditions). Net sales in the second quarter of 2020 also declined from the effect of acquisitions and dispositions, by less than one percentage point, compared to the same prior year period as the decline from the disposal of the Haefely business was slightly greater than Net sales added by our fourth quarter 2019 acquisition.
HUBBELL INCORPORATED-Form 10-Q    34

Back to Contents
Within the segment, the aggregate net sales of our Commercial and Industrial and Construction and Energy business groups decreased in the second quarter of 2020 by approximately 26 percentage points, as compared to the prior year period primarily due to lower volume driven by the unfavorable effects of the pandemic on demand. Net sales of our Lighting business group declined by approximately 27 percentage points in the second quarter of 2020 as compared to the same prior year period due to lower unit volumes driven by the unfavorable effects of the pandemic on demand as well as the impact of supply chain disruptions as noted above. Within the Lighting business group, Net sales of commercial and industrial lighting products decreased by approximately 36% in the second quarter of 2020 as compared to the same prior year period, driven by continued lower overall market demand as well as softness in the national accounts and the impact of supply chain disruptions associated with the pandemic. Net sales of residential lighting products decreased by 4% in the second quarter of 2020 as compared to the same prior year period as weakness in home builder markets were largely offset by strength in home center and e-commerce sales.

Operating income in the Electrical segment for the second quarter of 2020 was $57.1 million and decreased approximately 35% compared to the second quarter of 2019, while operating margin in the second quarter of 2020 decreased by 150 basis points to 11.3%. Excluding amortization of acquisition-related intangibles, adjusted operating income decreased 33%, as compared to the same prior year period and the adjusted operating margin decreased by 120 basis points to 12.4% in the second quarter of 2020 as compared to the same prior year period. The decrease in operating income and margin in the second quarter of 2020 is primarily due to lower net sales volume and inefficiencies related to COVID, partially offset by the impact of compensation actions and other cost reductions, favorable price realization in excess of material costs, as well as higher savings and lower costs from our restructuring and related activities.

UTILITY SOLUTIONS

	Three Months Ended June 30,
(In millions)	2020	2019
Net sales	$442.1	$508.2
Operating income (GAAP measure)	74.4	78.9
Amortization of acquisition-related intangible assets	12.8	12.4
Adjusted operating income	$87.2	$91.3
Operating margin (GAAP measure)	16.8%	15.5%
Adjusted operating margin	19.7%	18.0%

Net sales in the Utility Solutions segment in the second quarter of 2020 were $442.1 million, down $66.1 million, or 13%, as compared to the second quarter of 2019 due to supply chain disruptions from the temporary closure of manufacturing locations and restrictions associated with the pandemic on project deployments and installations. This impact was partially offset by acquisitions, which contributed approximately one percentage point to net sales growth, as well as resilient end-market demand and favorable price realization. Foreign exchange was slightly unfavorable.

Within the Utility Solutions segment, Net sales of our Power Systems business group in the second quarter of 2020 decreased by approximately 6% as compared to the prior year primarily driven by temporary supply chain disruptions, partially offset by net sales growth from acquisitions. Demand for utility transmission and distribution components remained resilient. Net sales of the Aclara business group in the second quarter of 2020 decreased by approximately 26% as compared to the prior year primarily as a result of restrictions associated with the pandemic on project deployments and installations.

Operating income in the Utility Solutions segment for the second quarter of 2020 decreased 5.7% to $74.4 million as compared to the same period of 2019, primarily due to the pandemic related effects discussed above. Operating margin in the second quarter of 2020 increased to 16.8% as compared to 15.5% in the same period of 2019. Excluding amortization of acquisition-related intangibles, the adjusted operating margin increased by 170 basis points to 19.7%, primarily driven by the impact of compensation actions and other cost reductions, savings from our productivity initiatives, as well as favorable price realization in excess of material costs and favorable Net sales mix, partially offset by the impact of lower volume and pandemic related inefficiencies.
HUBBELL INCORPORATED-Form 10-Q    35

Back to Contents
Results of Operations – Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Six Months Ended June 30,
	2020	% of Net sales	2019	% of Net sales
Net sales	$2,039.5		$2,283.7
Cost of goods sold	1,445.5	70.9%	1,619.0	70.9%
Gross profit	594.0	29.1%	664.7	29.1%
Selling & administrative ("S&A") expense	343.7	16.9%	376.9	16.5%
Operating income	250.3	12.3%	287.8	12.6%
Net income attributable to Hubbell Incorporated	163.2	8.0%	168.3	7.4%
EARNINGS PER SHARE – DILUTED	$2.99		$3.07

The following table reconciles our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	Six Months Ended June 30,
	2020	% of Net sales	2019	% of Net sales
Gross profit (GAAP measure)	$594.0	29.1%	$664.7	29.1%
Amortization of acquisition-related intangible assets	13.3		12.1
Adjusted gross profit	$607.3	29.8%	$676.8	29.6%
S&A expenses (GAAP measure)	$343.7	16.9%	$376.9	16.5%
Amortization of acquisition-related intangible assets	24.8		24.2
Adjusted S&A expenses	$318.9	15.6%	$352.7	15.4%
Operating income (GAAP measure)	$250.3	12.3%	$287.8	12.6%
Amortization of acquisition-related intangible assets	38.1		36.3
Adjusted operating income	$288.4	14.1%	$324.1	14.2%
Net income attributable to Hubbell Incorporated (GAAP measure)	$163.2		$168.3
Amortization of acquisition-related intangible assets, net of tax	28.5		27.1
Multi-employer pension charge, net of tax	—		17.1
Adjusted net income attributable to Hubbell Incorporated	$191.7		$212.5
Less: Earnings allocated to participating securities	(0.7)		(0.8)
Adjusted net income available to common shareholders	$191.0		$211.7
Average number of diluted shares outstanding	54.4		54.6
ADJUSTED EARNINGS PER SHARE – DILUTED	$3.51		$3.87

Net Sales

Net sales of $2.04 billion in the first six months of 2020 decreased by $244.2 million compared to the first six months of 2019. Organic net sales declined by 10.6% due to lower unit volume primarily driven by the unfavorable effects of the COVID-19 pandemic on demand, as well as supply chain disruptions due to the temporary closure of manufacturing facilities and restrictions on project deployments and installations within our Aclara business associated with the COVID-19 pandemic. The impact of lower unit volume was partially offset by favorable price realization and Net sales increased by less than one percentage point from the effect of acquisitions and dispositions.

Cost of Goods Sold

As a percentage of Net sales, Cost of goods sold was 70.9% in the first six months of 2020 and was flat as compared to the first six months of 2019. This result reflects favorable price realization in excess of material costs, higher savings from our restructuring and related actions, and favorable Net sales mix within our Utility Solutions segment, offset by the impact of lower sales volume and inefficiencies related to the COVID-19 pandemic, as well as higher amortization of acquisition-related intangible assets.
HUBBELL INCORPORATED-Form 10-Q    36

Back to Contents
Gross Profit

The gross profit margin in the first six months of 2020 was 29.1% and was flat as compared to the first six months of 2019. Excluding amortization of acquisition-related intangible assets, the adjusted gross profit margin was 29.8% in the first six months of 2020 as compared to 29.6% in the same period of the prior year. The increase in the adjusted gross profit margin primarily reflects favorable price realization in excess of material costs, higher savings from our restructuring and related actions, and favorable Net sales mix within our Utility Solutions segment, partially offset by the impact of lower sales volume and inefficiencies related to the COVID-19 pandemic.

Selling & Administrative Expenses

S&A expense in the first six months of 2020 was $343.7 million and decreased by $33.2 million compared to the prior year period. S&A expense as a percentage of Net sales increased by 40 basis points to 16.9% in the first six months of 2020. Excluding amortization of acquisition-related intangible assets, adjusted S&A expense as a percentage of Net sales increased by 20 basis points to 15.6% in the first six months of 2020. The increase in S&A expense as a percentage of Net sales in the first six months of 2020 as compared to the same prior year period is primarily due to the deleveraging effect of lower sales volume, the timing of stock-based compensation expense associated with our annual grant, which shifted from the fourth quarter to the first quarter, as well as an increase in our reserves for bad debt expense that reflects our current estimate for higher future credit losses due to customer liquidity issues driven by the recent downturn in economic conditions associated with the COVID-19 pandemic as detailed above. These increases were partially offset by the impact of compensation actions taken in the second quarter of 2020 in response to lower Net sales volumes associated with the pandemic as well as other costs reductions, including lower T&E costs.

Total Other Expense

Total other expense decreased by $28.8 million in the first six months of 2020 to $37.4 million primarily due to a $22.9 million charge in the second quarter of 2019 associated with the withdrawal from a multi-employer pension plan, lower non-service pension costs as compared to the same period of 2019 and lower interest expense associated with a reduction in principal amount of borrowings outstanding under our Term Loan Agreement (as defined below).

Income Taxes

The effective tax rate in the first six months of 2020 increased to 22.6% from 22.5% in the first six months of 2019 primarily due to offsetting discrete adjustments and earnings mix.

Net Income Attributable to Hubbell Incorporated and Earnings Per Diluted Share

Net income attributable to Hubbell Incorporated was $163.2 million in the first six months of 2020 and decreased 3.0% as compared to the same period of the prior year. Excluding amortization of acquisition-related intangibles, adjusted net income attributable to Hubbell Incorporated was $191.7 million in the first six months of 2020 and decreased by 9.8% as compared to the first six months of 2019 primarily as a result of lower operating income, driven by lower Net sales volumes and other COVID-19 pandemic effects as detailed above, partially offset by lower non-operating costs such as interest expense and non-service pension costs. As a result, earnings per diluted share in the first six months of 2020 decreased 2.6% percent as compared to the first six months of 2019 and adjusted earnings per diluted share in the first six months of 2020 decreased by 9.3% as compared to the first six months of 2019.
HUBBELL INCORPORATED-Form 10-Q    37

Back to Contents
Segment Results

ELECTRICAL

	Six Months Ended June 30,
(In millions)	2020	2019
Net sales	$1,113.2	$1,318.4
Operating income (GAAP measure)	115.1	156.6
Amortization of acquisition-related intangible assets	12.2	11.4
Adjusted operating income	$127.3	$168.0
Operating margin (GAAP measure)	10.3%	11.9%
Adjusted operating margin	11.4%	12.7%

Net sales in the Electrical segment in the first six months of 2020 were $1.11 billion, and declined by $205.2 million, or 15.6%, as compared to the first six months of 2019. Organic net sales in the first six months of 2020 declined by approximately 13 percentage points as compared to the same prior year period due to lower unit volume, primarily in the second quarter of 2020, driven by the unfavorable effects of the COVID-19 pandemic on demand and from supply chain disruptions due to the temporary closure of manufacturing facilities, which disruptions were resolved in the second quarter of 2020 (although there can be no assurance that new closures may not be mandated depending on pandemic conditions), partially offset by favorable price realization. Net sales in the first six months of 2020 also declined by approximately two percentage points from the effect of acquisitions and dispositions, as the decline from the disposal of the Haefely business was greater than Net sales added by our fourth quarter 2019 acquisition.

Within the segment, the aggregate Net sales of our Commercial and Industrial and Construction and Energy business groups decreased in the first six months of 2020 by approximately 14 percentage points as compared to the same prior year period, primarily due to lower volume driven by the unfavorable impact of the COVID-19 pandemic on demand and the effect of acquisitions and dispositions (as noted above), partially offset by favorable price realization. Net sales of our Lighting business group in the first six months of 2020 declined by approximately 18 percentage points as compared to the prior year period due to lower unit volumes driven by the unfavorable effects of COVID-19 on demand as well as the impact of supply chain disruptions as noted above, partially offset by favorable price realization. Within the Lighting business group, Net sales of commercial and industrial lighting products in the first six months of 2020 decreased by approximately 26% compared to the prior year period driven by lower overall market demand, as well as softness in the national accounts, and the impact of supply chain disruptions associated with the pandemic in the second quarter of 2020. Net sales of residential lighting products increased by approximately 3% in the first six months of 2020 as compared to the same prior year period due strength in home center and e-commerce sales, partially offset by weakness in home builder markets.

Operating income in the Electrical segment for the first six months of 2020 was $115.1 million and decreased approximately 27% compared to the first six months of 2019, while operating margin in the first six months of 2020 decreased by 160 basis points to 10.3%. Excluding amortization of acquisition-related intangibles, adjusted operating income in the first six months of 2020 decreased 24% as compared to the same prior year period and the adjusted operating margin decreased by 130 basis points to 11.4% in the first six months of 2020 as compared to the first six months of 2019. The decrease in operating income and operating margin in the first six months of 2020 is primarily due to lower net sales volume and inefficiencies related to the pandemic, higher stock based compensation expense due to the change in timing of our annual grant, and an increase in our reserves for bad debt expense. These items were partially offset by favorable price realization in excess of material costs, higher savings from our restructuring and related activities, and the impact of compensation actions and other cost reductions.
HUBBELL INCORPORATED-Form 10-Q    38

Back to Contents
UTILITY SOLUTIONS

	Six Months Ended June 30,
(In millions)	2020	2019
Net sales	$926.3	$965.3
Operating income (GAAP measure)	135.2	131.2
Amortization of acquisition-related intangible assets	25.9	24.9
Adjusted operating income	$161.1	$156.1
Operating margin (GAAP measure)	14.6%	13.6%
Adjusted operating margin	17.4%	16.2%

Net sales in the Utility Solutions segment in the first six months of 2020 were $926.3 million, down approximately 4% as compared to the first six months of 2019 due to supply chain disruptions in the second quarter from the temporary closure of manufacturing locations and restrictions associated with the pandemic on project deployments and installations. This impact was partially offset by acquisitions, which contributed approximately one and one-half percentage points to Net sales growth, as well as higher end-market demand and favorable price realization. Foreign exchange was slightly unfavorable.

Within the Utility Solutions segment, Net sales of our Power Systems business group in the first six months of 2020 increased by approximately 2% as compared to the same prior year period driven by net sales growth from acquisitions, as well as domestic demand in the utility transmission and distribution markets. Net sales growth was muted by the impact of temporary supply chain disruptions in the second quarter of 2020 as a result of COVID-19. Net sales of the Aclara business group in the first six months of 2020 decreased by approximately 15% as compared to the prior year primarily driven by restrictions associated with the pandemic on project deployments and installations, partially offset by growth of Aclara's AMI business in gas and water markets.

Operating income in the Utility Solutions segment for the first six months of 2020 increased 3% to $135.2 million as compared to the same period of 2019. Operating margin in the first six months of 2020 increased to 14.6% as compared to 13.6% in the same period of 2019. Excluding amortization of acquisition-related intangibles, the adjusted operating margin for the first six months of 2020 increased by 120 basis points to 17.4% as compared to the same prior year period, primarily driven by savings from our productivity initiatives, favorable price realization in excess of material costs, favorable Net sales mix, and the impact of compensation actions and other cost reductions. Those favorable items were partially offset by the impact of lower volume and COVID-19 related inefficiencies, higher stock based compensation expense due to the change in timing of our annual grant, and an increase in our reserves for bad debt expense.
HUBBELL INCORPORATED-Form 10-Q    39

Back to Contents
Financial Condition, Liquidity and Capital Resources

Cash Flow

	Six Months Ended June 30,
(In millions)	2020	2019
Net cash provided by (used in):
Operating activities	$303.7	$209.6
Investing activities	(26.9)	(41.5)
Financing activities	34.6	(148.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(8.4)	1.0
NET CHANGE IN CASH AND CASH EQUIVALENTS	$303.0	$20.9

Cash provided by operating activities for the six months ended June 30, 2020 was $303.7 million compared to cash provided by operating activities of $209.6 million for the same period in 2019 primarily due to changes in the components of working capital, including reductions in accounts receivable and inventories, partially offset by lower growth of accounts payable in the first six months of 2020 as compared to the same prior year period.

Cash used for investing activities was $26.9 million in the six months ended June 30, 2020 compared to cash used of $41.5 million during the comparable period in 2019, and primarily reflects reductions in cash used for capital expenditures.

Cash provided by financing activities was $34.6 million in the six months ended June 30, 2020 as compared to cash used of $148.2 million in the comparable period of 2019. The change in cash flows from financing activities primarily reflects the proceeds of $125 million of borrowings, net of repayments, under the 2018 Credit Facility (as defined below) and a $78.5 million increase in cash flow provided by short term borrowings, primarily issuance of commercial paper, partially offset by an $11.3 million increase in share repurchases during the first quarter of 2020.

The unfavorable impact of foreign currency exchange rates on cash was $8.4 million for the six months ended June 30, 2020 and is primarily related to weakness in the Mexican Peso, Canadian Dollar and Brazilian Real versus the U.S. Dollar.

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
HUBBELL INCORPORATED-Form 10-Q    40

Back to Contents
The table below presents the restructuring and related costs incurred in the first six months of 2020, additional expected costs, and the expected completion date of restructuring actions that have been initiated as of June 30, 2020 and in prior years (in millions):

	Costs incurred in the six months ended June 30, 2020	Additional expected costs	Expected completion date
2020 Restructuring Actions	$6.5	$3.1	2021
2019 and Prior Restructuring Actions	2.7	6.4	2020
Total Restructuring cost (GAAP measure)	$9.2	$9.5
Restructuring-related costs	2.6	1.3
Restructuring and related costs (Non-GAAP)	$11.8	$10.8

During the first six months of 2020, we invested $35.0 million in capital expenditures, a decrease of $12.7 million from the comparable period of 2019 and we anticipate capital spending to continue to be lower throughout 2020 as compared to the prior year as we limit our 2020 capital expenditures as a result of the general slowdown in economic activity associated with the COVID-19 pandemic.

Stock Repurchase Program

On October 20, 2017, the Board of Directors approved a stock repurchase program (the “October 2017 program”) that authorized the repurchase of up to $400.0 million of common stock and which expires on October 20, 2020. In the first six months of 2020, the Company repurchased $41.3 million of shares of common stock and the remaining share repurchase authorization of the October 2017 program is $283.7 million as of June 30, 2020. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At June 30, 2020 and December 31, 2019, the Company had $1,610.4 million and $1,506.0 million, respectively, of long-term debt outstanding, net of unamortized discount and the unamortized balance of capitalized debt issuance costs. At June 30, 2020 and December 31, 2019, the Company also had $40.6 million and $34.4 million, respectively of long-term debt classified as short-term on the Condensed Consolidated Balance Sheets, reflecting maturities due within the next twelve months.

Borrowings under Revolving Credit Facility

The Company has a five-year revolving credit agreement (the "2018 Credit Facility") with a syndicate of lenders that provides a $750.0 million committed revolving credit facility. Commitments under the 2018 Credit Facility may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.250 billion. The interest rate applicable to borrowings under the 2018 Credit Facility is generally either the adjusted LIBOR plus an applicable margin (determined by a ratings-based grid) or the alternate base rate. The single financial covenant in the 2018 Credit Facility requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company. The 2018 Credit Facility expires in February 2023.

In March 2020, the Company borrowed $100.0 million and in April 2020, the Company borrowed an additional $125.0 million under the 2018 Credit Facility. In the second quarter of 2020, the Company repaid $100.0 million of such borrowings. The current interest rate for the Company's borrowings under the 2018 Credit Facility is 2.375%. Borrowings outstanding as of June 30, 2020 are $125.0 million and are classified within long-term debt in the Condensed Consolidated Balance Sheet. In July 2020, the Company settled the remaining $125.0 million of outstanding borrowings, using a combination of cash on hand and proceeds from commercial paper, as a result the Company has $750.0 million of borrowing capacity under the 2018 Credit Facility at July 30, 2020. There were no borrowings outstanding at December 31, 2019.

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

HUBBELL INCORPORATED-Form 10-Q    41

Back to Contents
The principal amount of borrowings under the Term Loan Agreement amortize in equal quarterly installments of 5% per year in year one, 5% per year in year two, 7.5% per year in year three, 10% per year in year four, 10% per year in year five, and any remaining borrowings under the Term Loan Agreement are due and payable in full in February 2023. The Company may also make principal payments in excess of the amortization schedule at its discretion. The carrying value of borrowings outstanding under the Term Loan Agreement classified within long-term debt in the Condensed Consolidated Balance Sheets is $49.7 million and $71.6 million at June 30, 2020 and December 31, 2019, respectively. Pursuant to the contractual loan amortization schedule, $40.6 million and $34.4 million, respectively of borrowings under the Term Loan Agreement are classified as short-term within current liabilities in the June 30, 2020 and December 31, 2019 Condensed Consolidated Balance Sheets.

Unsecured Senior Notes

At June 30, 2020 and December 31, 2019, long-term debt includes unsecured, senior notes in principal amounts of $300 million due in 2022, $400 million due in 2026, $300 million due in 2027, and $450 million due in 2028 (collectively, the "Notes"). The carrying value of the Notes, net of unamortized discount and the unamortized balance of capitalized debt issuance costs, was $1,435.7 million and $1,434.4 million at June 30, 2020 and December 31, 2019, respectively.

The Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of default, or upon a change in control triggering event as defined in the indenture governing the notes, as supplemented. The Company was in compliance with all covenants (none of which are financial) as of June 30, 2020.

Short-term Debt

At June 30, 2020 and December 31, 2019 the Company had $145.2 million and $65.4 million, respectively, of short-term debt outstanding composed of:

◦$100.0 million of commercial paper borrowings outstanding at June 30, 2020 and $26.0 million of commercial paper borrowings outstanding at December 31, 2019.

◦$40.6 million at June 30, 2020 and $34.4 million at December 31, 2019, respectively, of long-term debt classified as short-term within current liabilities in the Condensed Consolidated Balance Sheets, reflecting amortization within the next 12 months under the Term Loan Agreement.

◦$4.6 million at June 30, 2020 and $5.0 million at December 31, 2019, respectively, of borrowings to support our international operations in China.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	June 30, 2020	December 31, 2019
Total Debt	$1,755.6	$1,571.4
Total Hubbell Incorporated Shareholders’ Equity	1,959.9	1,947.1
TOTAL CAPITAL	$3,715.5	$3,518.5
Total Debt to Total Capital	47%	45%
Cash and Investments	549.2	251.9
Net Debt	$1,206.4	$1,319.5
Net Debt to Total Capital	32%	38%

Liquidity

We measure liquidity on the basis of our ability to meet short-term and long-term operational funding needs, to fund additional investments, including acquisitions, and to make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, cash dividend payments, stock repurchases, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms. In the first six months of 2020, we returned capital to our shareholders by paying $98.9 million of dividends on our common stock and using $41.3 million of cash for share repurchases in the first quarter of 2020. Those activities were funded primarily with cash provided by operating activities.
HUBBELL INCORPORATED-Form 10-Q    42

Back to Contents
We also require cash outlays to fund our operations, capital expenditures, and working capital requirements to accommodate anticipated levels of business activity, as well as our rate of cash dividends, and potential future acquisitions. We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that are summarized in the table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2019. As a result of the Tax Cuts and Job Act of 2017 ("TCJA"), we also have an obligation to fund, by annual installments through 2025, the Company's liability for the transition tax on the deemed repatriation of foreign earnings.

Our sources of funds and available resources to meet these funding needs are as follows:

◦Cash flows from operating activities and existing cash resources: In addition to cash flows from operating activities, we also had $485.0 million of cash and cash equivalents at June 30, 2020, of which approximately 59% was held inside the United States and the remainder held internationally. Approximately $125.0 million of this liquidity held as of June 30, 2020 was provided by our outstanding borrowing under the 2018 Credit Agreement as described above and below.

◦Our 2018 Credit Facility provides a $750.0 million committed revolving credit facility and commitments under the 2018 Credit Facility may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.250 billion. Annual commitment fees to support availability under the 2018 Credit Facility are not material. Although not the principal source of liquidity, we believe our 2018 Credit Facility is capable of providing significant financing flexibility at reasonable rates of interest and is an attractive alternative source of funding in the event that commercial paper markets experience disruption, such as the recent disruption in that market due to general liquidity concerns associated with the recent economic downturn. However, an increase in usage of the 2018 Credit Facility related to growth or a significant deterioration in the results of our operations or cash flows, could cause our borrowing costs to increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements.

In March 2020, the Company borrowed $100.0 million under the 2018 Credit Facility and in April 2020, the Company borrowed an additional $125.0 million. While the Company believes that it has sufficient liquidity to fund its operations and meet its obligations, the Company further increased its cash position as a precautionary measure in order to preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. During the second quarter the company repaid $100.0 million of its borrowings under the 2018 Credit Facility, and as a result the outstanding balance of borrowings at June 30, 2020 is $125.0 million. As of June 30, 2020, we have $625 million of remaining borrowing capacity under the 2018 Credit Facility.

In July 2020, the Company settled the remaining $125.0 million of outstanding borrowings, using a combination of cash on hand and proceeds from commercial paper, as a result the Company has $750.0 million of borrowing capacity under the 2018 Credit Facility at July 30, 2020.

◦In addition to our commercial paper program and existing revolving credit facility, we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position, we believe that we would be able to obtain additional long-term debt financing on attractive terms.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the first six months of 2020, there were no material changes in our estimates and critical accounting policies.
HUBBELL INCORPORATED-Form 10-Q    43

Back to Contents
Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our expectations regarding our financial results, condition and outlook, anticipated end markets, expected capital resources, liquidity, financial performance, pension funding, and results of operations and are based on our reasonable current expectations. In addition, all statements regarding the anticipated effects of the COVID-19 pandemic and the responses thereto, including the pandemic’s impact on general economic and market conditions, as well as on our business, customers, end markets, results of operations and financial condition and anticipated actions to be taken by management to sustain the Company during the economic uncertainty caused by the pandemic and related governmental and business actions, as well as other statements that are not strictly historic in nature are forward looking. In addition, all statements regarding anticipated growth, changes in operating results, market conditions and economic conditions, adoption of updated accounting standards and any expected effects of such adoption, restructuring plans and expected associated costs and benefits, intent to repurchase shares of common stock, and changes in operating results, anticipated market conditions and productivity initiatives, including those regarding the adverse impact of the COVID-19 pandemic on the Company's end markets, are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

•The scope and duration of the novel coronavirus, or COVID-19, global pandemic and its impact on global economic systems, our employees, sites, operations, customers, and supply chain.
•Changes in demand for our products, market conditions, product quality, or product availability adversely affecting sales levels.
•Changes in markets or competition adversely affecting realization of price increases.
•Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiatives and strategic sourcing plans.
•Impacts of trade tariffs, import quotas or other trade restrictions or measures taken by the U.S., U.K. and other countries.
•Availability and costs of raw materials, purchased components, energy and freight.
•Changes in expected or future levels of operating cash flow, indebtedness and capital spending.
•General economic and business conditions in particular industries, markets or geographic regions, as well as inflationary trends.
•Regulatory issues, changes in tax laws including the TCJA, or changes in geographic profit mix affecting tax rates and availability of tax incentives.
•A major disruption in one or more of our manufacturing or distribution facilities or headquarters, including the impact of plant consolidations and relocations.
•Changes in our relationships with, or the financial condition or performance of, key distributors and other customers, agents or business partners which could adversely affect our results of operations.
•Impact of productivity improvements on lead times, quality and delivery of product.
•Anticipated future contributions and assumptions including changes in interest rates and plan assets with respect to pensions and other retirement benefits, as well as pension withdrawal liabilities.
•Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.
•Unexpected costs or charges, certain of which might be outside of our control.
•Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.
•Ability to carry out future acquisitions and strategic investments in our core businesses as well as the acquisition related costs.
•Ability to successfully execute, manage and integrate key acquisitions, mergers, and other transactions.
•The ability to effectively implement Enterprise Resource Planning systems without disrupting operational and financial processes.
•Unanticipated difficulties integrating acquisitions as well as the realization of expected synergies and benefits anticipated when we make an acquisition.
•The ability of government customers to meet their financial obligations.
•Political unrest in foreign countries.
•The impact of Brexit and other world economic and political issues.
•The impact of natural disasters or public health emergencies, such as the COVID-19 global pandemic, on our financial condition and results of operations.
•Failure of information technology systems or security breaches resulting in unauthorized disclosure of confidential information.
•Future revisions to or clarifications of the TCJA.
•Future repurchases of common stock under our common stock repurchase program.
•Changes in accounting principles, interpretations, or estimates.
HUBBELL INCORPORATED-Form 10-Q    44

Back to Contents
•The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies, including contingencies or costs with respect to pension withdrawal liabilities.
•Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.
•Transitioning from LIBOR to a replacement alternative reference rate.
•Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in the Company's Quarterly Reports on Form 10-Q.

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

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the first six months of 2020. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
HUBBELL INCORPORATED-Form 10-Q    45

Back to Contents

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors

For a discussion of our potential risks and uncertainties, see the risk factor below and the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our business and operations, and the operations of our suppliers, have been, and may in the future be adversely affected by epidemics or pandemics such as the COVID-19 pandemic outbreak.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption, including significant volatility in the capital markets. The extent to which the COVID-19 pandemic impacts our business, operations, financial results and the trading price of our common stock will depend on numerous evolving factors that we may not be able to accurately predict, as there are no comparable recent events that provide guidance as to the potential effect of the spread of a global pandemic. These include: the duration and scope of the pandemic; governmental, business individuals' actions that have been and continue to be taken in response to the pandemic (including mitigation efforts such as stay at home and other social distancing orders) and the impact of the pandemic on economic activity and actions taken in response (including stimulus efforts such as the Families First Coronavirus Act and the CARES Act).

A public health epidemic or pandemic, such as the COVID-19 pandemic, poses the risk that our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities, or that such epidemic may otherwise interrupt or impair business activities. In the first and second quarters of 2020, we have been subject to such shutdowns, which resulted in supply chain down-time negatively affecting sales volume and contributing to inefficiencies, primarily within the second quarter. These temporary disruptions included work stoppages in several of our manufacturing operations in the U.S., Mexico, and the United Kingdom. We also experienced a temporary stoppage of certain large meter installation services within our Aclara business in the second quarter.

We have adjusted standard operating procedures within our business operations to ensure continued worker, vendor and customer safety, are taking further actions to mitigate the impact of the pandemic on our business, and are continually monitoring evolving health guidelines, as well as market conditions, and responding to changes as appropriate; however, we cannot be certain that these efforts will prevent further disruption due to shutdowns or other pandemic mitigation efforts and could have a material adverse affect on our results of operations and liquidity in 2020. This situation is changing continually, and additional effects may arise that we are not presently aware of or that we currently do not consider to be significant risks to our operations. If we are not able to respond to and manage the impact of such events effectively, our business and financial condition could be negatively impacted.

We expect overall weaker global economic conditions as a result of efforts to contain the spread of COVID-19 and a continuing decline in demand across our end markets. We expect our results of operations will continue to reflect lower sales volume, lower absorption of manufacturing costs, supply chain disruptions, and other cost increases to operate in the current environment. While we have placed additional monitoring controls over customer credit and collections, weakening economic conditions may also result in deterioration in the collection of customer accounts receivable, as well as a reduction in sales. Further deterioration in economic and business conditions could also require us to recognize impairment losses that would adversely affect our results of operations. The ultimate extent, duration, and impact of the COVID-19 pandemic is uncertain and we cannot predict or quantify with any certainty the extent to which it will adversely affect our future financial condition, results of operations, cash flows or market price of our common stock.
HUBBELL INCORPORATED-Form 10-Q    46

Back to Contents

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

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

There were no share repurchases during the quarter ended June 30, 2020.

HUBBELL INCORPORATED-Form 10-Q    47

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments)					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    48

Back to Contents
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2020

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Joseph A. Capozzoli
	William R. Sperry		Joseph A. Capozzoli
	Executive Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)
HUBBELL INCORPORATED-Form 10-Q    49