Form 10-Q
period 2020-09-30
HUBBELL INC
filed 2020-10-28
CIK 48898

Back to Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

•whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						Yes	☐	No	☑
 The number of shares outstanding of Hubbell common stock as of October 26, 2020 was 54,236,468.
HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Net sales	$1,108.6	$1,204.0	$3,148.1	$3,487.7
Cost of goods sold	779.0	842.0	2,224.5	2,461.0
Gross profit	329.6	362.0	923.6	1,026.7
Selling & administrative expenses	166.7	189.1	510.4	566.0
Operating income	162.9	172.9	413.2	460.7
Gain on disposition of business (Note 1)	—	21.7	—	21.7
Pension charge (Note 11, Note 14)	(6.6)	—	(6.6)	(22.9)
Interest expense, net	(15.0)	(17.0)	(45.8)	(51.7)
Other expense, net	(2.3)	(9.6)	(8.9)	(18.2)
Total other expense	(23.9)	(4.9)	(61.3)	(71.1)
Income before income taxes	139.0	168.0	351.9	389.6
Provision for income taxes	30.4	35.4	78.5	85.3
Net income	108.6	132.6	273.4	304.3
Less: Net income attributable to noncontrolling interest	1.5	1.9	3.1	5.3
Net income attributable to Hubbell Incorporated	$107.1	$130.7	$270.3	$299.0
Earnings per share
Basic	$1.97	$2.40	$4.97	$5.48
Diluted	$1.96	$2.38	$4.95	$5.45
Cash dividends per common share	$0.91	$0.84	$2.73	$2.52
See notes to unaudited Condensed Consolidated Financial Statements.
HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,
(in millions)	2020	2019
Net income	$108.6	$132.6
Other comprehensive (loss) income:
Currency translation adjustment:
Foreign currency translation adjustments	11.6	(12.2)
Reclassification of currency translation gains included in net income	—	(7.7)
Defined benefit pension and post-retirement plans, net of taxes of $5.1 and $(0.7)	(15.7)	1.9
Available-for-sale investments, net of taxes of $0.0 and $0.0	0.1	1.9
Unrealized gain (loss) on cash flow hedges, net of taxes of $0.2 and $(0.1)	(0.4)	0.1
Other comprehensive (loss) income	(4.4)	(16.0)
Total comprehensive income	104.2	116.6
Less: Comprehensive income attributable to noncontrolling interest	1.5	1.9
Comprehensive income attributable to Hubbell Incorporated	$102.7	$114.7
See notes to unaudited Condensed Consolidated Financial Statements.

	Nine Months Ended September 30,
(in millions)	2020	2019
Net income	$273.4	$304.3
Other comprehensive (loss) income:
Currency translation adjustment:
Foreign currency translation adjustments	(12.2)	(8.9)
Reclassification of currency translation gains included in net income	—	(7.7)
Defined benefit pension and post-retirement plans, net of taxes of $4.0 and $(1.8)	(12.2)	5.3
Available-for-sale investments, net of taxes of $(0.1) and $(0.2)	0.5	2.5
Unrealized gain (loss) on cash flow hedges, net of taxes of $(0.1) and $0.4	0.5	(1.2)
Other comprehensive (loss) income	(23.4)	(10.0)
Total comprehensive income	250.0	294.3
Less: Comprehensive income attributable to noncontrolling interest	3.1	5.3
Comprehensive income attributable to Hubbell Incorporated	$246.9	$289.0
See notes to unaudited Condensed Consolidated Financial Statements.
.
HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents
Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$269.2	$182.0
Short-term investments	9.0	14.2
Account receivable (net of allowances of $14.7 and $7.7)	711.4	683.0
Inventories, net	584.9	633.0
Other current assets	65.9	62.0
Total Current Assets	1,640.4	1,574.2
Property, Plant, and Equipment, net	485.3	505.2
Other Assets
Investments	60.4	55.7
Goodwill	1,813.4	1,811.8
Other intangible assets, net	724.0	781.5
Other long-term assets	153.6	174.6
TOTAL ASSETS	$4,877.1	$4,903.0
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt and current portion of long-term debt	$21.9	$65.4
Accounts payable	387.6	347.7
Accrued salaries, wages and employee benefits	78.8	101.5
Accrued insurance	72.2	68.1
Other accrued liabilities	232.2	262.2
Total Current Liabilities	792.7	844.9
Long-Term Debt	1,436.3	1,506.0
Other Non-Current Liabilities	617.1	591.6
TOTAL LIABILITIES	2,846.1	2,942.5
Hubbell Incorporated Shareholders’ Equity	2,016.8	1,947.1
Noncontrolling interest	14.2	13.4
Total Equity	2,031.0	1,960.5
TOTAL LIABILITIES AND EQUITY	$4,877.1	$4,903.0
See notes to unaudited Condensed Consolidated Financial Statements.
HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in millions)	2020	2019
Cash Flows from Operating Activities
Net income	$273.4	$304.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117.0	111.1
Deferred income taxes	(4.3)	(2.9)
Stock-based compensation	20.0	13.5
Provision for bad debt expense	8.3	0.8
Gain on disposition of business	—	(21.7)
Pension charge	6.6	22.9
Changes in assets and liabilities, excluding effects of acquisitions:
Decrease (increase) in accounts receivable, net	(42.1)	(67.5)
Decrease (increase) in inventories, net	45.1	(23.4)
Increase in accounts payable	45.0	30.6
Decrease in current liabilities	(44.8)	(2.4)
Changes in other assets and liabilities, net	27.3	15.7
Contribution to qualified defined benefit pension plans	(2.8)	(0.3)
Other, net	6.9	4.4
Net cash provided by operating activities	455.6	385.1
Cash Flows from Investing Activities
Capital expenditures	(51.7)	(72.6)
Proceeds from disposal of business, net of cash	—	33.4
Acquisition of businesses, net of cash acquired	(2.0)	(5.0)
Purchases of available-for-sale investments	(14.3)	(4.5)
Proceeds from available-for-sale investments	16.5	10.4
Other, net	5.1	3.8
Net cash used in investing activities	(46.4)	(34.5)
Cash Flows from Financing Activities
Long-term debt borrowings	225.0	—
Long-term debt repayments	(331.3)	(18.8)
Short-term debt (repayments), net	(9.0)	(26.6)
Payment of dividends to shareholders	(148.2)	(137.1)
Payment of dividends to noncontrolling interest	(2.1)	(11.1)
Repurchase of common stock	(41.3)	(35.0)
Other, net	(9.2)	(9.1)
Net cash (used) provided by financing activities	(316.1)	(237.7)
Effect of exchange rate changes on cash and cash equivalents	(5.9)	(1.9)
Increase in cash and cash equivalents	87.2	111.0
Cash and cash equivalents
Beginning of period	182.0	189.0
End of period	$269.2	$300.0
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States of America (“U.S.”) GAAP for audited financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020. In the first quarter of 2020 our former Power segment was re-named Hubbell Utility Solutions ("Utility Solutions") to reflect the depth and breadth of our industry-leading offering for electric, water, gas and telecom utilities ranging from a wide variety of critical infrastructure components to full-scale smart grid solutions.

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

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19) and began to affect the Company’s business and operations late in the first quarter of 2020 and became more pronounced during the second quarter of 2020. Through the third quarter of 2020, the pandemic continues to significantly impact global economic conditions and in the U.S. as federal, state, local, and foreign governments react to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. and global economies. The extent to which the coronavirus pandemic will continue to affect our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict and which may cause the actual results to differ from the estimates and assumptions we are required to make in the preparation of financial statements according to GAAP.

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

Back to Contents
In March 2020, FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are effective for all entities beginning on March 12, 2020 through December 31, 2022. The Company may elect to apply the amendments prospectively through December 31, 2022. The Company has not adopted this ASU as of September 30, 2020. The Company is currently assessing the impact of adopting this standard on its financial statements and the timing of adoption.

NOTE 2 Revenue

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs, for products, upon the transfer of control in accordance with the contractual terms and conditions of the sale. The majority of the Company’s revenue associated with products is recognized at a point in time when the product is shipped to the customer, with a relatively small amount of transactions primarily in the Utility Solutions segment recognized upon delivery of the product at the destination. Revenue from service contracts and post-shipment performance obligations are approximately three percent of total annual consolidated net revenue and those service contracts and post-shipment obligations are primarily within the Utility Solutions segment. Revenue from service contracts and post-shipment performance obligations is recognized when or as those obligations are satisfied. The Company primarily offers assurance-type standard warranties that do not represent separate performance obligations and on occasion will separately offer and price extended warranties that are separate performance obligations for which the associated revenue is recognized over-time based on the extended warranty period. The Company records amounts billed to customers for reimbursement of shipping and handling costs within revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of goods sold. Sales taxes and other usage-based taxes are excluded from revenue.

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

The following table presents disaggregated revenue by business group:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2020	2019	2020	2019
Net sales
Commercial and Industrial	$194.8	$237.0	$575.5	$692.6
Construction and Energy	181.9	213.0	533.0	608.7
Lighting	214.5	239.3	595.9	706.4
Total Electrical	$591.2	$689.3	$1,704.4	$2,007.7
Power Systems	369.7	339.5	1,008.9	965.5
Aclara	147.7	175.2	434.8	514.5
Total Utility Solutions	$517.4	$514.7	$1,443.7	$1,480.0
TOTAL	$1,108.6	$1,204.0	$3,148.1	$3,487.7

HUBBELL INCORPORATED-Form 10-Q    8

Back to Contents
The following table presents disaggregated revenue by geographic location (on a geographic basis, the Company defines "international" as operations based outside of the United States and its possessions):

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2020	2019	2020	2019
Net sales
United States	$535.9	$618.2	$1,547.5	$1,804.3
International	55.3	71.1	156.9	203.4
Total Electrical	$591.2	$689.3	$1,704.4	$2,007.7
United States	484.7	477.7	1,359.0	1,386.7
International	32.7	37.0	84.7	93.3
Total Utility Solutions	$517.4	$514.7	$1,443.7	$1,480.0
TOTAL	$1,108.6	$1,204.0	$3,148.1	$3,487.7

Contract Balances

Our contract liabilities consist of advance payments for products as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in Other accrued liabilities and the non-current portion of deferred revenue is included in Other non-current liabilities in the Condensed Consolidated Balance Sheets.

Contract liabilities were $35.7 million as of September 30, 2020 compared to $31.0 million as of December 31, 2019. The $4.7 million increase in our contract liabilities balance was primarily due to a $15.4 million net increase in current year deferrals primarily due to timing of advance payments on certain orders, partially offset by the recognition of $10.7 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2020. The Company has an immaterial amount of contract assets relating to performance obligations satisfied prior to payment that is recorded in Other long-term assets in the Condensed Consolidated Balance Sheets. Impairment losses recognized on our receivables and contract assets were immaterial for the three and nine months ended September 30, 2020.

Unsatisfied Performance Obligations

As of September 30, 2020, the Company had approximately $305 million of unsatisfied performance obligations for contracts with an original expected length of greater than one year, primarily relating to long-term contracts of the Utility Solutions segment to deliver and install meters, metering communications and grid monitoring sensor technology. The Company expects that a majority of the unsatisfied performance obligations will be completed and recognized over the next three years.

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

The Utility Solutions segment consists of businesses that design and manufacture various distribution, transmission, substation and telecommunications products primarily used by the electric, water, gas, and telecommunication utility industries. These offerings include advanced metering infrastructure, meter and edge devices, software and infrastructure services, which are primarily sold to the electric, water, and gas utility industries. In addition, certain of these products are used in the civil construction, water utility, and transportation industries. Products are sold to distributors and directly to users such as utilities, telecommunication companies, industrial firms, construction and engineering firms.

The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2020	2019	2020	2019	2020	2019
Three Months Ended September 30,
Electrical	$591.2	$689.3	$70.6	$90.2	11.9%	13.1%
Utility Solutions	517.4	514.7	92.3	82.7	17.8%	16.1%
TOTAL	$1,108.6	$1,204.0	$162.9	$172.9	14.7%	14.4%
Nine Months Ended September 30,
Electrical	$1,704.4	$2,007.7	$185.7	$246.8	10.9%	12.3%
Utility Solutions	1,443.7	1,480.0	227.5	213.9	15.8%	14.5%
TOTAL	$3,148.1	$3,487.7	$413.2	$460.7	13.1%	13.2%
HUBBELL INCORPORATED-Form 10-Q    10

Back to Contents
NOTE 4 Inventories, net

Inventories, net consists of the following (in millions):

	September 30, 2020	December 31, 2019
Raw material	$219.8	$217.4
Work-in-process	110.4	101.8
Finished goods	344.7	403.6
Subtotal	674.9	722.8
Excess of FIFO over LIFO cost basis	(90.0)	(89.8)
TOTAL	$584.9	$633.0
HUBBELL INCORPORATED-Form 10-Q    11

Back to Contents
NOTE 5 Goodwill and Other Intangible Assets, net

Changes in the carrying values of goodwill for the nine months ended September 30, 2020, were as follows (in millions):

	Segment
	Electrical	Utility Solutions	Total
BALANCE DECEMBER 31, 2019	$727.7	$1,084.1	$1,811.8
Prior year acquisitions	0.2	2.7	2.9
Foreign currency translation	(1.0)	(0.3)	(1.3)
BALANCE SEPTEMBER 30, 2020	$726.9	$1,086.5	$1,813.4
During the nine months ended September 30, 2020, we recognized a net increase to the consideration paid primarily related to our acquisition of all of the issued and outstanding shares of Cantega Technologies Inc., including its wholly owned subsidiary Greenjacket Inc., and all of the issued and outstanding shares of Reliaguard Inc. (collectively "Cantega") as a result of the customary net working capital provisions in the acquisition agreement. The increase in net consideration paid of $2.0 million resulted in a corresponding increase to goodwill. The goodwill is not deductible for tax purposes.

The carrying value of other intangible assets included in Other intangible assets, net in the Condensed Consolidated Balance Sheets is as follows (in millions):

	September 30, 2020		December 31, 2019
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$201.6	$(71.2)	$202.7	$(65.0)
Customer relationships, developed technology and other	858.4	(318.0)	861.0	(270.8)
Total	$1,060.0	$(389.2)	$1,063.7	$(335.8)
Indefinite-lived:
Tradenames and other	53.2	—	53.6	—
TOTAL	$1,113.2	$(389.2)	$1,117.3	$(335.8)

Amortization expense associated with definite-lived intangible assets was $18.5 million and $17.1 million during the three months ended September 30, 2020 and 2019, respectively, and $56.2 million and $53.4 million during the nine months ended September 30, 2020 and 2019, respectively. Future amortization expense associated with these intangible assets is estimated to be $18.0 million for the remainder of 2020, $72.3 million in 2021, $67.2 million in 2022, $62.3 million in 2023, $57.0 million in 2024, and $52.4 million in 2025. The Company amortizes intangible assets with definite lives using either an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the assets useful life, or using a straight line method. Approximately 75% of the gross value of definite-lived intangible assets follow an accelerated amortization method.

In October 2020, the Company completed the acquisition of AccelTex Solutions, LLC ("AccelTex") for approximately $45 million. AccelTex engineers and manufactures wireless network products and accessories and the acquisition extends our reach into 5G and datacom. AccelTex will be added to the Electrical segment. This acquisition is not recognized in the Condensed Consolidated Financial Statements as of September 30, 2020.
HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents
NOTE 6 Other Accrued Liabilities

Other accrued liabilities consists of the following (in millions):

	September 30, 2020	December 31, 2019
Customer program incentives	$35.3	$49.0
Accrued income taxes	7.5	6.0
Contract liabilities - deferred revenue	35.7	31.0
Customer refund liability	19.7	19.0
Accrued warranties(1)	22.0	24.0
Current operating lease liabilities	28.5	29.6
Other	83.5	103.6
TOTAL	$232.2	$262.2
(1) Refer to Note 21 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information regarding warranties.

NOTE 7 Other Non-Current Liabilities

Other non-current liabilities consists of the following (in millions):

	September 30, 2020	December 31, 2019
Pensions	$218.6	$198.5
Other post-retirement benefits	21.5	21.5
Deferred tax liabilities	116.5	126.8
Accrued warranties long-term(1)	59.9	58.1
Non-current operating lease liabilities	67.1	71.7
Other	133.5	115.0
TOTAL	$617.1	$591.6
(1) Refer to Note 21 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information regarding warranties.
HUBBELL INCORPORATED-Form 10-Q    13

Back to Contents
NOTE 8 Total Equity

A summary of changes in total equity for the three and nine months ended September 30, 2020 and the three and nine months ended September 30, 2019 is provided below (in millions, except per share amounts):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2019	$0.6	$—	$2,279.4	$(332.9)	$1,947.1	$13.4
Net income	—	—	163.2	—	163.2	1.6
Other comprehensive (loss) income	—	—	—	(19.0)	(19.0)	—
Stock-based compensation	—	15.9	—	—	15.9	—
Acquisition/surrender of common shares(1)	—	(12.0)	(34.1)	—	(46.1)	—
Cash dividends declared ($0.91 per share)	—	—	(99.1)	—	(99.1)	—
Dividends to noncontrolling interest	—	—	—	—	—	(1.4)
Directors deferred compensation	—	(1.1)	—	—	(1.1)	—
Cumulative effect from adoption of CECL accounting standard (Note1)	—	—	(1.0)	—	(1.0)	—
BALANCE AT JUNE 30, 2020	$0.6	$2.8	$2,308.4	$(351.9)	$1,959.9	$13.6
Net income	—	—	107.1	—	107.1	1.5
Other comprehensive (loss) income	—	—	—	(4.4)	(4.4)	—
Stock-based compensation	—	4.1	—	—	4.1	—
Acquisition/surrender of common shares(1)	—	(0.6)	—	—	(0.6)	—
Cash dividends declared ($0.91 per share)	—	—	(49.5)	—	(49.5)	—
Dividends to noncontrolling interest	—	—	—	—	—	(0.9)
Directors deferred compensation	—	0.2	—	—	0.2	—
BALANCE AT SEPTEMBER 30, 2020	$0.6	$6.5	$2,366.0	$(356.3)	$2,016.8	$14.2
HUBBELL INCORPORATED-Form 10-Q    14

Back to Contents

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2018	$0.6	$1.3	$2,064.4	$(285.7)	$1,780.6	$18.3
Net income	—	—	168.3	—	168.3	3.4
Other comprehensive (loss) income	—	—	—	6.0	6.0	—
Stock-based compensation	—	8.3	—	—	8.3	—
Reclassification of stranded tax effects	—	—	30.0	(30.0)	—	—
Acquisition/surrender of common shares(1)	—	(8.8)	(27.2)	—	(36.0)	—
Cash dividends declared ($0.84 per share)	—	—	(91.7)	—	(91.7)	—
Dividends to noncontrolling interest	—	—	—	—	—	(2.6)
Directors deferred compensation	—	0.4	—	—	0.4	—
BALANCE AT JUNE 30, 2019	$0.6	$1.2	$2,143.8	$(309.7)	$1,835.9	$19.1
Net income	—	—	130.7	—	130.7	1.9
Other comprehensive (loss) income	—	—	—	(16.0)	(16.0)	—
Stock-based compensation	—	5.2	—	—	5.2	—
Acquisition/surrender of common shares(1)	—	(5.8)	(1.4)	—	(7.2)	—
Cash dividends declared ($0.84 per share)	—	—	(45.6)	—	(45.6)	—
Dividends to noncontrolling interest	—	—	—	—	—	(8.5)
Directors deferred compensation	—	0.1	—	—	0.1	—
BALANCE AT SEPTEMBER 30, 2019	$0.6	$0.7	$2,227.5	$(325.7)	$1,903.1	$12.5
(1) For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against common stock par value, Additional paid-in capital, to the extent available, and Retained earnings. The change in Retained earnings of $34.1 million and $28.6 million in the first nine months of 2020 and 2019, respectively, reflects this accounting treatment.

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statements of Comprehensive Income.
HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents
NOTE 9 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the nine months ended September 30, 2020 is provided below (in millions):

(debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2019	$(0.5)	$0.6	$(203.2)	$(129.8)	$(332.9)
Other comprehensive income (loss) before reclassifications	1.2	0.5	(22.3)	(12.2)	(32.8)
Amounts reclassified from accumulated other comprehensive loss	(0.7)	—	10.1	—	9.4
Current period other comprehensive income (loss)	0.5	0.5	(12.2)	(12.2)	(23.4)
BALANCE AT SEPTEMBER 30, 2020	$—	$1.1	$(215.4)	$(142.0)	$(356.3)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three and nine months ended September 30, 2020 and 2019 is provided below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Loss Components	2020	2019	2020	2019	Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$—	$0.1	$0.3	$0.4	Net sales
	0.2	—	0.7	0.5	Cost of goods sold
	0.2	0.1	1.0	0.9	Total before tax
	(0.1)	—	(0.3)	(0.2)	Tax benefit (expense)
	$0.1	$0.1	$0.7	$0.7	Gain (loss) net of tax
Defined benefit pension and post-retirement benefit items:
Prior-service costs (a)	$0.1	$0.1	$0.2	$0.5
Actuarial gains/(losses) (a)	(2.4)	(2.4)	(7.1)	(7.3)
Settlement and curtailment losses (a)	(6.6)	(0.3)	(6.6)	(0.3)
	(8.9)	(2.6)	(13.5)	(7.1)	Total before tax
	2.3	0.7	3.4	1.8	Tax benefit (expense)
	$(6.6)	$(1.9)	$(10.1)	$(5.3)	Gain (loss) net of tax

Reclassification of gains (losses) on available-for-sale securities:	$—	$(1.8)	$—	$(1.8)	Other expense, net
	—	—	—	—	Tax benefit (expense)
	$—	$(1.8)	$—	$(1.8)

Reclassification of currency translation gain:	$—	$7.7	$—	$7.7	Gain on disposition of business (Note 1)
	—	—	—	—	Tax benefit (expense)
	$—	$7.7	$—	$7.7

Gains (losses) reclassified into earnings	$(6.5)	$4.1	$(9.4)	$1.3

(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11 - Pension and Other Benefits in the Notes to Condensed Consolidated Financial Statements for additional details).
HUBBELL INCORPORATED-Form 10-Q    16

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

The following table sets forth the computation of earnings per share for the three and nine months ended September 30, 2020 and 2019 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to Hubbell Incorporated	$107.1	$130.7	$270.3	$299.0
Less: Earnings allocated to participating securities	(0.4)	(0.5)	(1.0)	(1.2)
Net income available to common shareholders	$106.7	$130.2	$269.3	$297.8
Denominator:
Average number of common shares outstanding	54.2	54.3	54.1	54.4
Potential dilutive common shares	0.3	0.3	0.3	0.3
Average number of diluted shares outstanding	54.5	54.6	54.4	54.7
Earnings per share:
Basic	$1.97	$2.40	$4.97	$5.48
Diluted	$1.96	$2.38	$4.95	$5.45

The Company did not have outstanding any significant anti-dilutive securities during the three and nine months ended September 30, 2020 and 2019.
HUBBELL INCORPORATED-Form 10-Q    17

Back to Contents
NOTE 11 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Three Months Ended September 30,
Service cost	$0.3	$0.5	$—	$0.1
Interest cost	7.2	8.7	0.2	0.2
Expected return on plan assets	(8.5)	(7.7)	—	—
Amortization of prior service cost	—	0.2	(0.1)	(0.3)
Amortization of actuarial losses	2.4	2.3	—	0.1
Settlement and curtailment losses	6.6	0.3	—	—
NET PERIODIC BENEFIT COST	$8.0	$4.3	$0.1	$0.1
Nine Months Ended September 30,
Service cost	$0.8	$1.6	$—	$0.1
Interest cost	21.6	26.0	0.6	0.8
Expected return on plan assets	(25.4)	(23.0)	—	—
Amortization of prior service cost	0.1	0.2	(0.3)	(0.7)
Amortization of actuarial losses	7.1	7.2	—	0.1
Settlement and curtailment losses	6.6	0.3	—	—
NET PERIODIC BENEFIT COST	$10.8	$12.3	$0.3	$0.3

In the third quarter of 2020, the Company recorded $6.6 million of settlement losses relating to retirees that elected to receive lump-sum distributions from the Company's defined benefit pension plans. This charge was the result of lump-sum payments which exceeded the threshold for settlement accounting under U.S. GAAP for the year.

Employer Contributions

The Company anticipates making required contributions of approximately $4.3 million to its foreign pension plans during 2020, of which $2.8 million has been contributed through September 30, 2020. Although not required by ERISA and the Internal Revenue Code, the Company may elect to make an additional voluntary contribution to its qualified domestic defined benefit pension plan in 2020. Additionally, we anticipate making cash payments of $6.0 million and $5.0 million due in 2020 and 2021, respectively, related to the previously disclosed settlement agreement with a multi-employer pension plan.
HUBBELL INCORPORATED-Form 10-Q    18

Back to Contents
NOTE 12 Guarantees

The Company records a liability equal to the fair value of guarantees in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of September 30, 2020 and December 31, 2019, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the nine months ended September 30, 2020 and 2019 are set forth below (in millions):

	2020	2019
BALANCE AT JANUARY 1, (a)	$82.1	$92.7
Provision	10.0	13.0
Expenditures/payments/other	(10.2)	(23.2)
BALANCE AT SEPTEMBER 30, (a)	$81.9	$82.5
(a) Refer to Note 6 – Other Accrued Liabilities and Note 7 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.
HUBBELL INCORPORATED-Form 10-Q    19

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
At September 30, 2020 our accounts receivable balance was $711.4 million, net of allowances of $14.7 million. While we have not experienced any significant collection issues to date, during the nine months ended September 30, 2020 our allowances increased approximately $7.0 million. The cumulative effect of the adoption of ASC 326 resulted in a $1.3 million increase to the opening balance. The remainder of the increase is primarily the result of our estimate of expected credit losses resulting from the deterioration of general economic conditions, including the volatility in oil prices and potential impacts of the COVID-19 pandemic, which we anticipate could have a negative impact on certain of our customers' ability to satisfy their obligations to the Company.
Investments

At September 30, 2020 and December 31, 2019, the Company had $48.7 million and $50.7 million, respectively, of available-for-sale municipal debt securities. These investments had an amortized cost of $47.4 million and $50.1 million, respectively. No allowance for credit losses related to our available-for-sale debt securities was recorded for the nine months ended September 30, 2020. As of September 30, 2020 and December 31, 2019 the unrealized losses attributable to our available-for-sale debt securities was $0.1 million at each period end. The fair value of available-for-sale debt securities with unrealized losses was $3.8 million at September 30, 2020 and $3.6 million at December 31, 2019.

In the third quarter of 2019, the Company disposed of an available-for-sale investment in a privately-held company that was previously classified in Level 3 of the fair value hierarchy and recognized a $5.0 million pre-tax loss classified in Other expense, net in the Condensed Consolidated Statements of Income.

The Company also had trading securities of $20.7 million at September 30, 2020 and $19.2 million at December 31, 2019 that are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale debt securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

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

Back to Contents
The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2020 and December 31, 2019 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
September 30, 2020
Money market funds(a)	$68.6	$—	$—	$68.6
Available for sale investments	—	48.7	—	48.7
Trading securities	20.7	—	—	20.7
Deferred compensation plan liabilities	(20.7)	—	—	(20.7)
Derivatives:
Forward exchange contracts-Assets(b)	—	0.2	—	0.2
Forward exchange contracts-(Liabilities)(c)	—	(0.1)	—	(0.1)
TOTAL	$68.6	$48.8	$—	$117.4

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
December 31, 2019
Money market funds(a)	$27.5	$—	$—	$27.5
Available for sale investments	—	50.7	—	50.7
Trading securities	19.2	—	—	19.2
Deferred compensation plan liabilities	(19.2)	—	—	(19.2)
Derivatives:
Forward exchange contracts-(Liabilities)(c)	—	(0.3)	—	(0.3)
TOTAL	$27.5	$50.4	$—	$77.9
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

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. The Company purchased $2.7 million and $3.1 million of trading securities related to these deferred compensation plans during the nine months ended September 30, 2020 and 2019. As a result of participant distributions, the Company sold $2.0 million of these trading securities during the nine months ended September 30, 2020 and $1.0 million during the nine months ended September 30, 2019. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.
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

In 2020 and 2019, the Company entered into a series of forward exchange contracts to purchase U.S. dollars in order to hedge exposure to fluctuating rates of exchange for both anticipated inventory purchases and forecasted sales by its subsidiaries that transact business in Canada. As of September 30, 2020, the Company had 20 individual forward exchange contracts for an aggregate notional amount of $21.8 million, having various expiration dates through September 2021. These contracts have been designated as cash flow hedges in accordance with the accounting guidance for derivatives.

The following table summarizes the results of cash flow hedging relationships for the three months ended September 30, 2020 and 2019 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Income (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings Effective Portion (net of tax)
Derivative Instrument	2020	2019	(Effective Portion)	2020	2019
Forward exchange contract	$(0.3)	$0.2	Net sales	$—	$0.1
			Cost of goods sold	$0.1	$—

The following table summarizes the results of cash flow hedging relationships for the nine months ended September 30, 2020 and 2019 (in millions):

	Derivative Gain/(Loss) Recognized in Accumulated Other Comprehensive Income (net of tax)		Location of Gain/(Loss) Reclassified into Income	Gain/(Loss) Reclassified into Earnings Effective Portion (net of tax)
Derivative Instrument	2020	2019	(Effective Portion)	2020	2019
Forward exchange contract	$1.2	$(0.5)	Net sales	$0.2	$0.3
			Cost of goods sold	$0.5	$0.4

Long Term Debt

As of September 30, 2020 and December 31, 2019, the carrying value of long-term debt, net of unamortized discount and debt issuance costs, was $1,436.3 million and $1,540.4 million, respectively. The carrying value at December 31, 2019 includes $34.4 million current portion of the Term Loan. The estimated fair value of the long-term debt as of September 30, 2020 and December 31, 2019 was $1,553.5 million and $1,592.2 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).
HUBBELL INCORPORATED-Form 10-Q    22

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

HUBBELL INCORPORATED-Form 10-Q    23

Back to Contents
NOTE 15 Restructuring Costs and Other

In the three and nine months ended September 30, 2020, we incurred costs for restructuring actions initiated in 2020 as well as costs for restructuring actions initiated in the prior years. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions and the sale or exit of businesses we determine to be non-strategic. Restructuring costs include severance and employee benefits, asset impairments, accelerated depreciation, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash.

Pre-tax restructuring costs incurred in each of our reporting segments and the location of the costs in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019 is as follows (in millions):

	Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019
	Cost of goods sold		Selling & administrative expense		Total
Electrical	$1.9	$2.7	$0.1	$1.4	$2.0	$4.1
Utility Solutions	1.3	1.3	—	(0.2)	1.3	1.1
Total Pre-Tax Restructuring Costs	$3.2	$4.0	$0.1	$1.2	$3.3	$5.2

	Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019
	Cost of goods sold		Selling & administrative expense		Total
Electrical	$5.3	$8.4	$2.1	$3.0	$7.4	$11.4
Utility Solutions	4.9	2.9	0.2	1.3	5.1	4.2
Total Pre-Tax Restructuring Costs	$10.2	$11.3	$2.3	$4.3	$12.5	$15.6

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/20	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 9/30/2020
2020 Restructuring Actions
Severance	$—	$6.2	$(3.6)	$2.6
Asset write-downs	—	0.2	(0.2)	—
Facility closure and other costs	—	1.8	(1.8)	—
Total 2020 Restructuring Actions	$—	$8.2	$(5.5)	$2.6
2019 and Prior Restructuring Actions
Severance	$11.3	$(1.3)	$(6.5)	$3.5
Asset write-downs	—	0.3	(0.3)	—
Facility closure and other costs	6.1	5.3	(4.7)	6.7
Total 2019 and Prior Restructuring Actions	$17.4	$4.3	$(11.5)	$10.2
Total Restructuring Actions	$17.4	$12.5	$(17.0)	$12.8

HUBBELL INCORPORATED-Form 10-Q    24

Back to Contents
The actual costs incurred and total expected cost in each of our reporting segments of our on-going restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2019	Costs incurred in the first nine months of 2020	Remaining costs at 9/30/2020
2020 Restructuring Actions
Electrical	$14.8	$—	$7.5	$7.3
Utility Solutions	0.7	—	0.7	—
Total 2020 Restructuring Actions	$15.5	$—	$8.2	$7.3
2019 and Prior Restructuring Actions
Electrical	$20.7	$20.5	$(0.1)	$0.3
Utility Solutions	19.8	11.5	4.4	3.9
Total 2019 and Prior Restructuring Actions	$40.5	$32.0	$4.3	$4.2
Total Restructuring Actions	$56.0	$32.0	$12.5	$11.5

HUBBELL INCORPORATED-Form 10-Q    25

Back to Contents
NOTE 16 Long-Term Debt and Financing Arrangements

Long-term debt consists of the following (in millions):

	Maturity	September 30, 2020	December 31, 2019
Senior notes at 3.625%	2022	$299.1	$298.8
Senior notes at 3.35%	2026	396.3	395.7
Senior notes at 3.15%	2027	296.3	295.9
Senior notes at 3.50%	2028	444.6	444.0
Term loan, net of current portion of $0.0 and $34.4, respectively	2023	—	71.6
2018 Credit Facility	2023	—	—
TOTAL LONG-TERM DEBT(a)		$1,436.3	$1,506.0
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

In March 2020, the Company borrowed $100.0 million and in April 2020, the Company borrowed an additional $125.0 million under the 2018 Credit Facility. In the second quarter of 2020, the Company repaid $100.0 million of such borrowings. In July 2020, the Company repaid the remaining $125.0 million of outstanding borrowings, using a combination of cash on hand and proceeds from commercial paper. There were no borrowings outstanding under the 2018 Credit Facility at September 30, 2020. The Company had $750.0 million of borrowing capacity under the 2018 Credit Facility at September 30, 2020.

During the third quarter of 2020, the Company repaid in full the principal outstanding of the Term Loan. The Company paid $90.7 million in cash, composed of $90.6 million of principal and $0.1 million of accrued interest, also resulting in a $0.2 million loss on extinguishment of debt (recorded within interest expense, net in the Condensed Consolidated Statement of Income) primarily related to the write-off of capitalized debt issuance costs.

The Company had $21.9 million short-term debt outstanding at September 30, 2020, which consisted primarily of commercial paper. At December 31, 2019, the Company had $65.4 million of short-term debt outstanding.

HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents
NOTE 17 Stock-Based Compensation

As of September 30, 2020, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. For those awards that vest immediately upon retirement eligibility, the Company recognizes compensation cost immediately for retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

The Company’s long-term incentive program for awarding stock-based compensation includes a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s common stock pursuant to the Hubbell Incorporated 2005 Incentive Award Plan as amended and restated (the "Award Plan"). Under the Award Plan, the Company may authorize up to 9.7 million shares of common stock to settle awards of restricted stock, performance shares, or SARs. The Company issues new shares to settle stock-based awards. During the three months ended March 31, 2020, the Company's grant of stock-based awards included restricted stock, SARs and performance shares. There were no material awards granted during the three months ended June 30, 2020 or September 30, 2020.

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

In February 2020, the Company granted 80,876 restricted stock awards with a fair value per share of $149.49. There were no material awards granted during the three months ended June 30, 2020 or September 30, 2020.

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

In February 2020, the Company granted 250,080 SAR awards. The fair value of each SAR award was measured using the Black-Scholes option pricing model. There were no material awards granted during the three months ended June 30, 2020 or September 30, 2020.

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
HUBBELL INCORPORATED-Form 10-Q    27

Back to Contents
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

Performance Shares - Performance and Market Conditions

In February 2020, the Company granted 63,868 shares that will vest subject to a performance condition and service requirement. The number of shares vested is then modified by a market condition as described below. There were no material awards granted during the three months ended June 30, 2020 or September 30, 2020.

Thirty-four percent of shares granted will vest based on Hubbell’s compounded annual growth rate of Net sales as compared to that of the companies that comprise the S&P Capital Goods 900 index. Thirty-three percent of shares granted will vest based on achieved operating profit margin performance as compared to internal targets, and thirty-three percent of shares granted will vest based on achieved trade working capital as a percent of Net sales as compared to internal targets. Each of these performance conditions is measured over the same three-year performance period. The cumulative result of these performance conditions can result in a number of shares earned in the range of 0% - 200% of the target number of shares granted. That cumulative performance achieved is then further modified based on the Company's three-year TSR relative to the companies that constitute the S&P Capital Goods 900 index, to potentially increase or reduce the shares earned by 50%.

The fair value of the award was determined based upon a lattice model. The Company expenses these awards on a straight-line basis over the requisite service period and including an assessment of the performance achieved to date. The weighted average fair value per share was $143.45 for the awards granted in the first quarter of 2020.

Grant Date	Fair Value	Performance Period	Payout Range
February 2020	$143.45	Jan 2020-Dec 2022	0-200% +/- 50%

HUBBELL INCORPORATED-Form 10-Q    28

Back to Contents

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

Hubbell is a global manufacturer of quality electrical products and utility solutions for a broad range of non-residential and residential construction, industrial and utility applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, China, Mexico, the United Kingdom, Brazil, Australia, Spain and Ireland. The Company also participates in joint ventures in Hong Kong and the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company employed approximately 18,500 individuals worldwide as of September 30, 2020.

The Company’s reporting segments consist of the Electrical segment and the Utility Solutions segment (formerly named the Power segment). In the first quarter of 2020 our former Power segment was re-named Utility Solutions to reflect the depth and breadth of our industry-leading offering for electric, water, gas and telecom utilities ranging from a wide variety of critical infrastructure components to full-scale smart grid solutions. Results for the three and nine months ended September 30, 2020 by segment are included under “Segment Results” within this Management’s Discussion and Analysis. In August 2019, the Company completed the sale of Haefely Test, AG (“Haefely”), which was previously included within the Electrical segment.

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

HUBBELL INCORPORATED-Form 10-Q    29

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

The extent to which the coronavirus pandemic affects our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict including new information that may emerge concerning the severity of the COVID-19 pandemic, whether there are additional outbreaks or resurgence of COVID-19, the availability of vaccines and effective treatments and the actions taken to contain it or respond to its health and economic effects. Due to heightened uncertainty relating to the COVID-19 pandemic on our business operations, including the duration and impact on overall customer demand, we withdrew our 2020 guidance in April and reinstated revised guidance in July.

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

We have developed action plans for a wide range of scenarios, but given the uncertainty regarding the magnitude and duration of the pandemic's effects, it is impossible to predict with specificity or quantify the future impact on our business, financial condition and results of operations. In the second quarter of 2020 certain of our manufacturing operations and installation services were temporarily disrupted by shutdowns mandated by government authorities and from actual and potential exposure to COVID-19, negatively affecting sales volume and contributing to operating inefficiencies, such as a decrease in manufacturing cost absorption in the quarter. These temporary disruptions included work stoppages in several of our manufacturing operations in the U.S., Mexico, and the United Kingdom. We also experienced a temporary stoppage of certain large meter installation services within our Aclara business in the second quarter. In the third quarter of 2020, the effect of disruptions to our manufacturing operations was not as significant and the effect on installation services moderated, however, given the continued uncertainty around the scope, severity, and duration of the pandemic, we expect these disruptions and inefficiencies in our operations, or disruptions in the operations of our suppliers, may adversely affect our operating results in future periods. The ultimate extent and duration of these disruptions could have a material adverse effect on our results of operations and liquidity.

The disruption in economic activity as a result of the COVID-19 pandemic also affected customer demand across our end markets during the first nine months of 2020 and we anticipate that continuing measures to combat the pandemic will continue to adversely affect demand for an unknown period. In general terms, we continue to expect our Electrical segment to experience significant volume declines in 2020. In our Utility Solutions segment, demand continued to be strong within our Power Systems business group, which provides critical T&D components to electric utilities. Despite higher demand, Net sales were lower in the second quarter due to a temporary supply chain disruption involving mandated regulatory orders to close two large manufacturing facilities in Mexico and the effect of these disruptions did not recur in the third quarter of 2020. Net sales of our Aclara business group were also negatively affected in the second quarter of 2020 by the temporary stoppage of certain large meter installations and other regulatory restrictions on smart infrastructure projects and deployments and Aclara revenues continued to be affected by regulatory restrictions on certain project deployments and installations as a result of the COVID-19 pandemic, although these headwinds moderated as the third quarter progressed.

During the second quarter, our labor costs increased due to the appreciation pay increase provided to our U.S. and Mexican hourly employees, as well as salaried employees who are involved in the ongoing management of plant and warehouse operations. We have also implemented an emergency paid leave program for our employees that provides hourly employees with up to 80 hours of paid time off. The extent and duration of additional cost increases of this nature in the future, or other future cost increases due to the COVID-19 pandemic, remains uncertain. We also incurred higher costs in the first nine months of 2020 due to increases to our bad debt reserves in light of expected credit losses resulting from the deterioration of general economic conditions.

HUBBELL INCORPORATED-Form 10-Q    30

Back to Contents
We have taken actions that we expect may mitigate a portion of the impact of the anticipated decline in demand and cost increases. Beginning in the first quarter of 2020 we instituted a travel and entertainment expense freeze and other discretionary expense reduction initiatives and began re-aligning facilities and headcount in response to expected changes in demand. Cost containment actions effective for the second quarter of 2020 include a 25% salary reduction for senior executives, a 15% salary reduction for all other executives, a two week mandatory furlough for other salaried employees during the second quarter, and forgone quarterly retainer payments for the Board of Directors. While the majority of these compensation actions were limited to the second quarter of 2020, we continue to take cost actions as necessary to mitigate the effect of lower demand. We also continue to expect savings from our restructuring and related activities and to invest in restructuring and related actions as appropriate. Moreover, during the third quarter of 2020, our strong cash position allowed us to pre-pay the remaining $90.6 million principal of the Term Loan incurred to acquire Aclara approximately 2.5 years prior to its scheduled maturity as further discussed below. Given continued economic uncertainty, however, we continue to expect that we will remain selective with our capital expenditures for the remainder of 2020.

Our net cash flows provided by operating activities were strong in the first nine months of 2020; however, as a precautionary measure, in order to preserve financial flexibility and liquidity in light of disruption in the global markets resulting from the COVID-19 pandemic, we borrowed $225.0 million from our revolving credit facility in March and April of 2020, of which $100.0 million was repaid during the second quarter, and the remaining $125.0 million of outstanding borrowings was repaid in July 2020 using a combination of cash on hand and proceeds from commercial paper.

Further quantification and discussion of these pandemic related effects are included in the discussion of results of operations below.

Results of Operations – Third Quarter of 2020 compared to the Third Quarter of 2019

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended September 30,
	2020	% of Net sales	2019	% of Net sales
Net sales	$1,108.6		$1,204.0
Cost of goods sold	779.0	70.3%	842.0	69.9%
Gross profit	329.6	29.7%	362.0	30.1%
Selling & administrative ("S&A") expense	166.7	15.0%	189.1	15.7%
Operating income	162.9	14.7%	172.9	14.4%
Net income attributable to Hubbell Incorporated	107.1	9.7%	130.7	10.9%
EARNINGS PER SHARE – DILUTED	$1.96		$2.38

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

Adjusted operating measures exclude amortization of all intangible assets associated with our business acquisitions, including inventory step-up amortization associated with those acquisitions. The intangible assets associated with our business acquisitions arise from the allocation of the purchase price using the acquisition method of accounting in accordance with Accounting Standards Codification 805, “Business Combinations.” These assets consist primarily of customer relationships, developed technology, trademarks and tradenames, and patents, as reported in Note 6 – Goodwill and Other Intangible Assets, under the heading “Total Definite-Lived Intangibles,” within the Company’s audited consolidated financial statements set forth in its Annual Report on Form 10-K for Fiscal Year Ended December 31, 2019.

The Company believes that the exclusion of these non-cash expenses (i) enhances management’s and investors’ ability to analyze underlying business performance, (ii) facilitates comparisons of our financial results over multiple periods, and (iii) provides more relevant comparisons of our results with the results of other companies as the amortization expense associated with these assets may fluctuate significantly from period to period based on the timing, size, nature, and number of acquisitions. Although we exclude amortization of these acquired intangible assets and inventory step-up from our non-GAAP results, we believe that it is important for investors to understand that revenue generated, in part, from such intangibles is included within revenue in determining adjusted net income attributable to Hubbell Incorporated.

HUBBELL INCORPORATED-Form 10-Q    31

Back to Contents
Adjusted operating measures in 2020 also exclude a pension settlement charge and adjusted operating measures in 2019 exclude the gain on the disposition of the Haefely business, an investment loss, as well as a charge to recognize certain additional liabilities associated with the Company's withdrawal from a multi-employer pension plan. The Company believes that the exclusion of these unusual items enhances management’s and investors’ ability to analyze underlying business performance and facilitates comparisons of our financial results over multiple periods. These items are reported in Total other expense (below Operating income) in the Condensed Consolidated Statements of Income. Refer to Note 11 – Pension and Other Benefits, Note 13 – Fair Value Measurement, and Note 14 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements, for additional information.

Organic net sales, a non-GAAP measure, represent Net sales according to U.S. GAAP, less Net sales from acquisitions and divestitures during the first twelve months of ownership or divestiture, respectively, less the effect of fluctuations in Net sales from foreign currency exchange. The period-over-period effect of fluctuations in Net sales from foreign currency exchange is calculated as the difference between local currency Net sales of the prior period translated at the current period exchange rate as compared to the same local currency Net sales translated at the prior period exchange rate. We believe this measure provides management and investors with a more complete understanding of the underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency as these activities can obscure underlying trends. When comparing Net sales growth between periods excluding the effects of acquisitions, business dispositions and currency exchange rates, those effects are different when comparing results for different periods. For example, because Net sales from acquisitions are considered inorganic from the date we complete an acquisition through the end of the first year following the acquisition, Net sales from such acquisition are reflected as organic Net sales thereafter.

There are limitations to the use of non-GAAP measures. Non-GAAP measures do not present complete financial results. We compensate for this limitation by providing a reconciliation between our non-GAAP financial measures and the respective most directly comparable financial measure calculated and presented in accordance with GAAP. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. These financial measures should not be considered in isolation from, as substitutes for, or alternative measures of, reported GAAP financial results, and should be viewed in conjunction with the most comparable GAAP financial measures and the provided reconciliations thereto. We believe, however, that these non-GAAP financial measures, when viewed together with our GAAP results and related reconciliations, provide a more complete understanding of our business. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

HUBBELL INCORPORATED-Form 10-Q    32

Back to Contents
The following table reconciles our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	Three Months Ended September 30,
	2020	% of Net sales	2019	% of Net sales
Gross profit (GAAP measure)	$329.6	29.7%	$362.0	30.1%
Amortization of acquisition-related intangible assets	6.1		5.7
Adjusted gross profit	$335.7	30.3%	$367.7	30.5%
S&A expenses (GAAP measure)	$166.7	15.0%	$189.1	15.7%
Amortization of acquisition-related intangible assets	12.4		11.8
Adjusted S&A expenses	$154.3	13.9%	$177.3	14.7%
Operating income (GAAP measure)	$162.9	14.7%	$172.9	14.4%
Amortization of acquisition-related intangible assets	18.5		17.5
Adjusted operating income	$181.4	16.4%	$190.4	15.8%
Net income attributable to Hubbell Incorporated (GAAP measure)	$107.1		$130.7
Amortization of acquisition-related intangible assets	18.5		17.5
Gain on disposition of business	—		(21.7)
Pension charge	6.6		—
Loss on investment	—		5.0
Total pre-tax adjustments to net income	$25.1		$0.8
Income tax effects(1)	6.3		3.2
Adjusted net income attributable to Hubbell Incorporated	$125.9		$128.3
Less: Earnings allocated to participating securities	(0.5)		(0.5)
Adjusted net income available to common shareholders	$125.4		$127.8
Average number of diluted shares outstanding	54.5		54.6
ADJUSTED EARNINGS PER SHARE – DILUTED	$2.30		$2.34
(1) The income tax effects are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted. For 2019, the gain on the disposition of business was not taxable in the jurisdiction of sale but resulted in additional U.S. and Canadian tax and adjustments were made accordingly. Furthermore, no tax effects are reflected for the loss on investment because the Company recorded a full valuation allowance against the loss based on its evaluation that it is more likely than not that the benefit of the realized loss will not be recognized for tax purposes.

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Three Months Ended September 30,
	2020	Inc/(Dec) %	2019	Inc/(Dec) %
Net sales growth (GAAP measure)	$(95.4)	(7.9)	$24.3	2.1
Impact of acquisitions	11.3	0.9	—	—
Impact of divestitures	(4.5)	(0.4)	(5.6)	(0.5)
Foreign currency exchange	(3.4)	(0.2)	(3.3)	(0.2)
Organic net sales growth (non-GAAP measure)	$(98.8)	(8.2)	$33.2	2.8

Net Sales

Net sales of $1.11 billion in the third quarter of 2020 decreased by $95.4 million compared to the third quarter of 2019. Organic net sales declined by 8.2% primarily due to lower unit volume driven by the unfavorable effects of the COVID-19 pandemic on demand. Net sales in the third quarter of 2020 increased from the effect of acquisitions and dispositions by less than one percentage point compared to the third quarter of 2019 as the decline from the disposal of the Haefely business was less than Net sales added by our fourth quarter 2019 acquisitions. The magnitude of the pandemic's effects varied by segment; Net sales of our Electrical segment declined by 14.2% in the third quarter of 2020 as compared to the same prior year period, reflecting notably weaker end market conditions, while Net sales of our Utility Solutions segment increased by 0.5%, in the third quarter of 2020 as compared to the same prior year period due to more resilient utility transmission and distribution end markets, higher storm-related shipments as compared to the prior year period, and a reduction of backlog created by supply chain disruptions in the second quarter of 2020.
HUBBELL INCORPORATED-Form 10-Q    33

Back to Contents

Cost of Goods Sold

As a percentage of Net sales, cost of goods sold increased by 40 basis points to 70.3% in the third quarter of 2020, as compared to 69.9% in the third quarter of 2019. The increase was primarily driven by the effect of lower sales volume, cost increases that exceeded savings from productivity initiatives, and higher amortization of acquisition-related intangibles, partially offset by favorable material costs and price realization, and higher savings and lower costs from our restructuring and related actions.

Gross Profit

The gross profit margin in the third quarter of 2020 decreased by 40 basis points to 29.7% as compared to 30.1% in the third quarter of 2019. Excluding amortization of acquisition-related intangible assets, the adjusted gross profit margin was 30.3% in the third quarter of 2020 as compared to 30.5% in the same period of the prior year. The decrease in the adjusted gross profit margin primarily reflects the effect of lower sales volume and cost increases that exceeded savings from productivity initiatives, partially offset by favorable material costs and price realization, and higher savings and lower costs from our restructuring and related actions.

Selling & Administrative Expenses

S&A expense in the third quarter of 2020 was $166.7 million and decreased by $22.4 million compared to the prior year period. S&A expense as a percentage of Net sales decreased by 70 basis points to 15.0% in the third quarter of 2020. Excluding amortization of acquisition-related intangible assets, adjusted S&A expense as a percentage of Net sales decreased by 80 basis points to 13.9% in the third quarter of 2020. The decrease in adjusted S&A expense as a percentage of Net sales is primarily due to the impact of cost reductions associated with lower volume and the COVID-19 pandemic, including lower travel and entertainment costs, partially offset by the deleveraging effect of lower sale volume.

Total Other Expense

Total other expense increased by $19.0 million in the third quarter of 2020 to $23.9 million primarily due to a $6.6 million charge associated with pension settlement losses recognized in the third quarter of 2020, and the absence of non-operating items that were incurred in the third quarter of 2019 including the $21.7 million gain recognized on the disposal of the Haefely business and a $5.0 million loss on an investment in an available-for-sale debt security. The impact of these items was partially offset by lower non-service pension costs, as well as lower interest expense as compared to the same period of 2019.

Income Taxes

The effective tax rate in the third quarter of 2020 increased to 21.9% as compared to 21.1% in the third quarter of 2019 primarily due to the absence of the favorable tax impact from the disposition of the Haefely business in the third quarter of 2019, a net year over year increase in reserves primarily related to the timing of statute of limitations expiration, partially offset by a favorable provision to return adjustment and favorability resulting from the finalization of U.S. Treasury Regulations related to the Tax Cuts and Job Act of 2017 ("TCJA") in the quarter. We will continue to evaluate, review and incorporate as necessary the impact of changes resulting from these and future U.S. Treasury Regulations related to provisions of the TCJA.

Net Income Attributable to Hubbell Incorporated and Earnings Per Diluted Share

Net income attributable to Hubbell Incorporated was $107.1 million in the third quarter of 2020 and decreased 18.1% as compared to the same period of the prior year. Adjusted net income attributable to Hubbell Incorporated, which excludes amortization of acquisition-related intangibles, the impact of the 2020 pension charge, and other non-operating items from Total other expense (described above) was $125.9 million in the third quarter of 2020 and decreased by 1.9% as compared to the third quarter of 2019. The decrease is a result of lower operating income driven primarily by lower Net sales volumes as well as an increase in the effective tax rate, partially offset by lower non-service pension costs and interest expense. As a result, earnings per diluted share in the third quarter of 2020 decreased 17.6% as compared to the third quarter of 2019. Adjusted earnings per diluted share in the third quarter of 2020 decreased by 1.7% as compared to the third quarter of 2019.

HUBBELL INCORPORATED-Form 10-Q    34

Back to Contents
Segment Results

ELECTRICAL

	Three Months Ended September 30,
(In millions)	2020	2019
Net sales	$591.2	$689.3
Operating income (GAAP measure)	70.6	90.2
Amortization of acquisition-related intangible assets	5.8	5.6
Adjusted operating income	$76.4	$95.8
Operating margin (GAAP measure)	11.9%	13.1%
Adjusted operating margin	12.9%	13.9%

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Three Months Ended September 30,
Electrical Segment	2020	Inc/(Dec) %	2019	Inc/(Dec) %
Net sales growth (GAAP measure)	$(98.1)	(14.2)	$1.9	0.3
Impact of acquisitions	4.4	0.6	—	—
Impact of divestitures	(4.5)	(0.6)	(5.6)	(0.8)
Foreign currency exchange	(0.8)	(0.1)	(1.7)	(0.2)
Organic net sales growth (non-GAAP measure)	$(97.2)	(14.1)	$9.2	1.3

Net sales in the Electrical segment in the third quarter of 2020 were $591.2 million and declined by $98.1 million, or 14.2%, as compared to the third quarter of 2019. Organic net sales in the third quarter of 2020 decreased by 14.1% percentage points as compared to the same prior year period, primarily due to lower unit volume driven by the unfavorable impact of the COVID-19 pandemic. Net sales from the effect of acquisitions and dispositions in the third quarter of 2020 was flat compared to the same prior year period as the decline from the disposal of the Haefely business was offset by Net sales added by our fourth quarter 2019 acquisition.

Within the segment, the aggregate Net sales of our Commercial and Industrial and Construction and Energy business groups decreased in the third quarter of 2020 by approximately 16 percentage points, as compared to the prior year period primarily due to lower volume driven by the unfavorable effects of the pandemic on demand. Net sales of our Lighting business group declined by approximately 10 percentage points in the third quarter of 2020 as compared to the same prior year period, also primarily due to lower unit volumes driven by the unfavorable effects of the pandemic on demand. Within the Lighting business group, Net sales of commercial and industrial lighting products decreased by approximately 19% in the third quarter of 2020 as compared to the same prior year period, primarily driven by continued lower overall market demand as well as softness in our national accounts. Net sales of residential lighting products increased by approximately 11% in the third quarter of 2020 as compared to the same prior year period primarily due to strength in home center and e-commerce sales, as well as modest improvement in home builder markets.

Operating income in the Electrical segment for the third quarter of 2020 was $70.6 million and decreased approximately 22% compared to the third quarter of 2019, while operating margin in the third quarter of 2020 decreased by 120 basis points to 11.9%. Excluding amortization of acquisition-related intangibles, adjusted operating income decreased 20%, as compared to the same prior year period and the adjusted operating margin decreased by 100 basis points to 12.9% in the third quarter of 2020 as compared to the same prior year period. The decrease in operating income and margin in the third quarter of 2020 is primarily due to lower Net sales volume and unfavorable Net sales mix, partially offset by higher savings and lower costs from our restructuring and related activities, a favorable net impact from price and lower material costs, as well as the impact of productivity savings and cost increases that were low partially due to the pandemic.

HUBBELL INCORPORATED-Form 10-Q    35

Back to Contents
UTILITY SOLUTIONS

	Three Months Ended September 30,
(In millions)	2020	2019
Net sales	$517.4	$514.7
Operating income (GAAP measure)	92.3	82.7
Amortization of acquisition-related intangible assets	12.7	11.9
Adjusted operating income	$105.0	$94.6
Operating margin (GAAP measure)	17.8%	16.1%
Adjusted operating margin	20.3%	18.4%

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Three Months Ended September 30,
Utility Solutions	2020	Inc/(Dec) %	2019	Inc/(Dec) %
Net sales growth (GAAP measure)	$2.7	0.5	$22.4	4.6
Impact of acquisitions	6.9	1.3	—	—
Impact of divestitures	—	—	—	—
Foreign currency exchange	(2.6)	(0.5)	(1.6)	(0.3)
Organic net sales growth (non-GAAP measure)	$(1.6)	(0.3)	$24.0	4.9

Net sales in the Utility Solutions segment in the third quarter of 2020 were $517.4 million, up $2.7 million, or 0.5%, as compared to the third quarter of 2019 due to acquisitions, which contributed 1.3% to Net sales growth, partially offset by a 0.5% decline in Net sales from foreign exchange and a 0.3% decline in Organic net sales.

Within the Utility Solutions segment, Net sales of our Power Systems business group in the third quarter of 2020 increased by approximately 9% as compared to the prior year primarily driven by Net sales growth from acquisitions and Organic net sales growth as demand for utility transmission and distribution components remained resilient, higher storm-related shipments as compared to the comparable prior year period and a reduction of backlog created by supply chain disruptions in the second quarter of 2020. Net sales of the Aclara business group in the third quarter of 2020 decreased by approximately 16% as compared to the prior year primarily as a result of the continued effect of restrictions and delays associated with the pandemic on project deployments and installations.

Operating income in the Utility Solutions segment for the third quarter of 2020 increased 11.6% to $92.3 million as compared to the same period of 2019. Operating margin in the third quarter of 2020 increased to 17.8% as compared to 16.1% in the same period of 2019. Excluding amortization of acquisition-related intangibles, the adjusted operating margin increased by 190 basis points to 20.3%, primarily driven by favorable price realization and material costs, savings from our productivity initiatives and cost increases that were low partially due to the pandemic, and favorable Net sales mix, partially offset by the impact of lower organic volume. The adjusted operating margin also increased by approximately 20 basis points due to acquisitions.

Results of Operations – Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Nine Months Ended September 30,
	2020	% of Net sales	2019	% of Net sales
Net sales	$3,148.1		$3,487.7
Cost of goods sold	2,224.5	70.7%	2,461.0	70.6%
Gross profit	923.6	29.3%	1,026.7	29.4%
Selling & administrative ("S&A") expense	510.4	16.2%	566.0	16.2%
Operating income	413.2	13.1%	460.7	13.2%
Net income attributable to Hubbell Incorporated	270.3	8.6%	299.0	8.6%
EARNINGS PER SHARE – DILUTED	$4.95		$5.45

HUBBELL INCORPORATED-Form 10-Q    36

Back to Contents
The following table reconciles our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	Nine Months Ended September 30,
	2020	% of Net sales	2019	% of Net sales
Gross profit (GAAP measure)	$923.6	29.3%	$1,026.7	29.4%
Amortization of acquisition-related intangible assets	19.4		17.8
Adjusted gross profit	$943.0	30.0%	$1,044.5	29.9%
S&A expenses (GAAP measure)	$510.4	16.2%	$566.0	16.2%
Amortization of acquisition-related intangible assets	37.2		36.0
Adjusted S&A expenses	$473.2	15.0%	$530.0	15.2%
Operating income (GAAP measure)	$413.2	13.1%	$460.7	13.2%
Amortization of acquisition-related intangible assets	56.6		53.8
Adjusted operating income	$469.8	14.9%	$514.5	14.8%
Net income attributable to Hubbell Incorporated (GAAP measure)	$270.3		$299.0
Amortization of acquisition-related intangible assets	56.6		53.8
Gain on disposition of business	—		(21.7)
Pension charge	6.6		22.9
Loss on investment	—		5.0
Total pre-tax adjustments to net income	$63.2		$60.0
Income tax effects (1)	15.9		18.2
Adjusted net income attributable to Hubbell Incorporated	$317.6		$340.8
Less: Earnings allocated to participating securities	(1.1)		(1.3)
Adjusted net income available to common shareholders	$316.5		$339.5
Average number of diluted shares outstanding	54.4		54.7
ADJUSTED EARNINGS PER SHARE – DILUTED	$5.81		$6.21
(1) The income tax effects are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted. For 2019, the gain on the disposition of business was not taxable in the jurisdiction of sale but resulted in additional U.S. and Canadian tax and adjustments were made accordingly. Furthermore, no tax effects are reflected for the loss on investment because the Company recorded a full valuation allowance against the loss based on its evaluation that it is more likely than not that the benefit of the realized loss will not be recognized for tax purposes.

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Nine Months Ended September 30,
	2020	Inc/(Dec) %	2019	Inc/(Dec) %
Net sales growth (GAAP measure)	$(339.6)	(9.7)	$150.1	4.5
Impact of acquisitions	33.2	1.0	51.4	1.5
Impact of divestitures	(20.3)	(0.6)	(5.6)	(0.1)
Foreign currency exchange	(11.3)	(0.3)	(15.5)	(0.5)
Organic net sales growth (non-GAAP measure)	$(341.2)	(9.8)	$119.8	3.6

Net Sales

Net sales of $3.15 billion in the first nine months of 2020 decreased by $339.6 million compared to the first nine months of 2019. Organic net sales declined by 9.8% due to lower unit volume primarily driven by the unfavorable effects of the COVID-19 pandemic on demand, as well as supply chain disruptions experienced primarily in the second quarter of 2020 due to the temporary closure of manufacturing facilities and restrictions on project deployments and installations within our Aclara business associated with the COVID-19 pandemic. The impact of lower unit volume was partially offset by favorable price realization and an increase in Net sales of less than one percentage point from the effect of acquisitions and dispositions.
HUBBELL INCORPORATED-Form 10-Q    37

Back to Contents
Cost of Goods Sold

As a percentage of Net sales, Cost of goods sold was 70.7% in the first nine months of 2020 and was flat as compared to the first nine months of 2019. This result reflects favorable price realization in excess of material costs, higher savings from our restructuring and related actions, and a favorable impact from acquisitions, offset by the impact of cost increases that exceeded savings from productivity initiatives, inefficiencies related to the COVID-19 pandemic, lower sales volume, and higher amortization of acquisition related intangibles.

Gross Profit

The gross profit margin in the first nine months of 2020 was 29.3% and was flat as compared to the first nine months of 2019. Excluding amortization of acquisition-related intangible assets, the adjusted gross profit margin was 30.0% in the first nine months of 2020 as compared to 29.9% in the same period of the prior year. This result primarily reflects favorable price realization in excess of material costs, higher savings from our restructuring and related actions, and a favorable impact from acquisitions, partially offset by cost increases that exceeded savings from productivity initiatives, inefficiencies related to the COVID-19 pandemic and lower sales volume.

Selling & Administrative Expenses

S&A expense in the first nine months of 2020 was $510.4 million and decreased by $55.6 million compared to the prior year period. S&A expense as a percentage of Net sales was 16.2% in the first nine months of 2020 and was flat as compared to the same period of the prior year. Excluding amortization of acquisition-related intangible assets, adjusted S&A expense as a percentage of Net sales decreased by 20 basis points to 15.0% in the first nine months of 2020. The decrease in S&A expense as a percentage of Net sales in the first nine months of 2020 as compared to the same prior year period is primarily due to the impact of compensation actions taken in the second quarter of 2020 in response to lower Net sales volumes associated with the pandemic as well as other costs reductions associated with lower volume and the COVID-19 pandemic, including lower travel and entertainment costs. These decreases were partially offset by the deleveraging effect of lower sales volume, the timing of stock-based compensation expense associated with our annual grant, which shifted from the fourth quarter of 2019 to the first quarter of 2020, as well as an increase in our reserves for bad debt expense that reflects our current estimate for higher future credit losses due to customer liquidity issues driven by the recent downturn in economic conditions associated with the COVID-19 pandemic as detailed above.

Total Other Expense

Total other expense decreased by $9.8 million in the first nine months of 2020 to $61.3 million primarily due to a $6.6 million charge associated with pension settlement losses recognized in the third quarter of 2020, and the absence of non-operating items that were incurred in the third quarter of 2019 including the $21.7 million gain recognized on the disposal of the Haefely business and a $5.0 million loss on an investment in an available-for-sale debt security. The impact of these items was partially offset by lower non-service pension costs, as well as lower interest expense as compared to the first nine months of 2019.

Income Taxes

The effective tax rate in the first nine months of 2020 increased to 22.3% from 21.9% in the first nine months of 2019 primarily due to absence of the favorable tax impact from the disposition of the Haefely business in the third quarter of 2019 and the timing of reserve releases related to statute of limitations expirations in 2019, partially offset by a favorable provision to return adjustment and favorability resulting from the finalization of U.S. Treasury Regulations related to the TCJA in the quarter. We will continue to evaluate, review and incorporate as necessary the impact of changes resulting from these and future U.S. Treasury Regulations related to provisions of the TCJA.

Net Income Attributable to Hubbell Incorporated and Earnings Per Diluted Share

Net income attributable to Hubbell Incorporated was $270.3 million in the first nine months of 2020 and decreased 9.6% as compared to the same period of the prior year. Adjusted net income attributable to Hubbell Incorporated, which excludes amortization of acquisition-related intangibles, the impact of the 2020 pension charge, and other non-operating items from Total other expense (described above) was $317.6 million in the first nine months of 2020 and decreased by 6.8% as compared to the first nine months of 2019 primarily as a result of lower operating income, driven by lower Net sales volumes and other COVID-19 pandemic effects (as detailed above) as well as an increase in the effective tax rate, partially offset by lower non-service pension costs and interest expense. As a result, earnings per diluted share in the first nine months of 2020 decreased 9.2% percent as compared to the first nine months of 2019 and adjusted earnings per diluted share in the first nine months of 2020 decreased by 6.4% as compared to the first nine months of 2019.
HUBBELL INCORPORATED-Form 10-Q    38

Back to Contents
Segment Results

ELECTRICAL

	Nine Months Ended September 30,
(In millions)	2020	2019
Net sales	$1,704.4	$2,007.7
Operating income (GAAP measure)	185.7	246.8
Amortization of acquisition-related intangible assets	18.0	17.0
Adjusted operating income	$203.7	$263.8
Operating margin (GAAP measure)	10.9%	12.3%
Adjusted operating margin	12.0%	13.1%

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Nine Months Ended September 30,
Electrical Segment	2020	Inc/(Dec) %	2019	Inc/(Dec) %
Net sales growth (GAAP measure)	$(303.3)	(15.1)	$13.6	0.7
Impact of acquisitions	12.4	0.6	—	—
Impact of divestitures	(20.3)	(1.0)	(5.6)	(0.2)
Foreign currency exchange	(4.2)	(0.2)	(9.0)	(0.5)
Organic net sales growth (non-GAAP measure)	$(291.2)	(14.5)	$28.2	1.4

Net sales in the Electrical segment in the first nine months of 2020 were $1.70 billion, and declined by $303.3 million, or 15.1%, as compared to the first nine months of 2019. Organic net sales in the first nine months of 2020 declined by 14.5% as compared to the same prior year period due to lower unit volume, primarily driven by the unfavorable effects of the COVID-19 pandemic on demand, partially offset by favorable price realization. Net sales in the first nine months of 2020 also declined by less than one percentage point from the effect of acquisitions and dispositions, as the decline from the disposal of the Haefely business was greater than Net sales added by our fourth quarter 2019 acquisition.

Within the segment, the aggregate Net sales of our Commercial and Industrial and Construction and Energy business groups decreased in the first nine months of 2020 by approximately 15 percentage points as compared to the same prior year period, primarily due to lower volume driven by the unfavorable impact of the COVID-19 pandemic on demand, partially offset by favorable price realization. Net sales of our Lighting business group in the first nine months of 2020 declined by approximately 16 percentage points as compared to the prior year period due to lower unit volumes also driven by the unfavorable effects of COVID-19 on demand. Within the Lighting business group, Net sales of commercial and industrial lighting products in the first nine months of 2020 decreased by approximately 24% compared to the prior year period driven by lower overall market demand, as well as softness in our national accounts. Net sales of residential lighting products increased by approximately 6% in the first nine months of 2020 as compared to the same prior year period due to strength in home center and e-commerce sales, partially offset by weakness in home builder markets in the nine months ended September 30, 2020 as compared to the same period of the prior year.

Operating income in the Electrical segment for the first nine months of 2020 was $185.7 million and decreased approximately 25% compared to the first nine months of 2019, while operating margin in the first nine months of 2020 decreased by 140 basis points to 10.9%. Excluding amortization of acquisition-related intangibles, adjusted operating income in the first nine months of 2020 decreased 23% as compared to the same prior year period and the adjusted operating margin decreased by 110 basis points to 12.0% in the first nine months of 2020 as compared to the first nine months of 2019. The decrease in operating income and operating margin in the first nine months of 2020 is primarily due to lower Net sales volume and inefficiencies related to the pandemic, higher stock based compensation expense due to the change in timing of our annual grant, and an increase in our reserves for bad debt expense. These items were partially offset by favorable price realization and material costs, higher savings from our restructuring and related activities, savings from productivity initiatives, and lower costs due in part to the impact of compensation actions and other cost reductions associated with the COVID-19 pandemic.
HUBBELL INCORPORATED-Form 10-Q    39

Back to Contents

UTILITY SOLUTIONS

	Nine Months Ended September 30,
(In millions)	2020	2019
Net sales	$1,443.7	$1,480.0
Operating income (GAAP measure)	227.5	213.9
Amortization of acquisition-related intangible assets	38.6	36.8
Adjusted operating income	$266.1	$250.7
Operating margin (GAAP measure)	15.8%	14.5%
Adjusted operating margin	18.4%	16.9%

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Nine Months Ended September 30,
Utility Solutions	2020	Inc/(Dec) %	2019	Inc/(Dec) %
Net sales growth (GAAP measure)	$(36.3)	(2.5)	$136.5	10.2
Impact of acquisitions	20.8	1.4	51.4	3.8
Impact of divestitures	—	—	—	—
Foreign currency exchange	(7.1)	(0.5)	(6.5)	(0.4)
Organic net sales growth (non-GAAP measure)	$(50.0)	(3.4)	$91.6	6.8

Net sales in the Utility Solutions segment in the first nine months of 2020 were $1.44 billion, down 2.5% as compared to the first nine months of 2019 due to a 3.4% decline in Organic net sales due to backlog created by supply chain disruptions in the second quarter resulting from the temporary closure of manufacturing locations and restrictions associated with the pandemic on project deployments and installations, partially offset by higher end-market demand in the electrical transmission and distribution markets, an increase in storm-related sales in the third quarter of 2020, and favorable price realization. Acquisitions contributed 1.4% to Net sales growth in the first nine months of 2020 and foreign exchange was slightly unfavorable by 0.5%.

Within the Utility Solutions segment, Net sales of our Power Systems business group in the first nine months of 2020 increased by approximately 5% as compared to the same prior year period driven by Net sales growth from acquisitions, as well as domestic demand in the utility transmission and distribution markets and higher storm-related sales as compared to the prior year. Net sales growth was affected by temporary supply chain disruptions in the second quarter of 2020 as a result of COVID-19. Net sales of the Aclara business group in the first nine months of 2020 decreased by approximately 16% as compared to the prior year primarily driven by restrictions associated with the pandemic on project deployments and installations.

Operating income in the Utility Solutions segment for the first nine months of 2020 increased 6% to $227.5 million as compared to the same period of 2019. Operating margin in the first nine months of 2020 increased to 15.8% as compared to 14.5% in the same period of 2019. Excluding amortization of acquisition-related intangibles, the adjusted operating margin for the first nine months of 2020 increased by 150 basis points to 18.4% as compared to the same prior year period, primarily driven by savings from our productivity initiatives and lower cost inflation, due in part to the impact of compensation actions and other cost reductions associated with the COVID-19 pandemic, favorable price realization in excess of material costs, and favorable Net sales mix. Those favorable items were partially offset by the impact of lower volume and COVID-19 related inefficiencies, higher stock based compensation expense due to the change in timing of our annual grant, and an increase in our reserves for bad debt.
HUBBELL INCORPORATED-Form 10-Q    40

Back to Contents
Financial Condition, Liquidity and Capital Resources

Cash Flow

	Nine Months Ended September 30,
(In millions)	2020	2019
Net cash provided by (used in):
Operating activities	$455.6	$385.1
Investing activities	(46.4)	(34.5)
Financing activities	(316.1)	(237.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(5.9)	(1.9)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$87.2	$111.0

Cash provided by operating activities for the nine months ended September 30, 2020 was $455.6 million compared to cash provided by operating activities of $385.1 million for the same period in 2019 and increased primarily due to changes in the components of working capital, including accounts receivable and inventories, as well as the deferral in 2020 of the employer portion of certain payroll taxes under the Coronavirus Aid, Relief, and Economic Security (CARES) act, partially offset by decreases in current liabilities in the first nine months of 2020 as compared to the same prior year period.

Cash used for investing activities was $46.4 million in the nine months ended September 30, 2020 compared to cash used of $34.5 million during the comparable period in 2019, and primarily reflects the net proceeds for the sale of the Haefely business in 2019, partially offset by lower cash used for capital expenditures in the first nine months of 2020.

Cash used in financing activities was $316.1 million in the nine months ended September 30, 2020 as compared to cash used of $237.7 million in the comparable period of 2019. The change in cash flows from financing activities primarily reflects the settlement of the remaining principal amount under the Term Loan in 2020.

The unfavorable impact of foreign currency exchange rates on cash was $5.9 million for the nine months ended September 30, 2020 and is primarily related to weakness in the Mexican Peso and Brazilian Real versus the U.S. Dollar.

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

HUBBELL INCORPORATED-Form 10-Q    41

Back to Contents
The table below presents the restructuring and related costs incurred in the first nine months of 2020, additional expected costs, and the expected completion date of restructuring actions that have been initiated as of September 30, 2020 and in prior years (in millions):

	Costs incurred in the nine months ended September 30, 2020	Additional expected costs	Expected completion date
2020 Restructuring Actions	$8.2	$7.3	2021
2019 and Prior Restructuring Actions	4.3	4.2	2020
Total Restructuring cost (GAAP measure)	$12.5	$11.5
Restructuring-related costs	4.1	1.5
Restructuring and related costs (Non-GAAP)	$16.6	$13.0

During the first nine months of 2020, we invested $51.7 million in capital expenditures, a decrease of $20.9 million from the comparable period of 2019 and we anticipate capital spending to continue to be lower throughout 2020 as compared to the prior year as we continue to be selective with our 2020 capital expenditures as a result of the general slowdown in economic activity associated with the COVID-19 pandemic.

Stock Repurchase Program

On October 20, 2017, the Board of Directors approved a stock repurchase program (the “October 2017 program”) that authorized the repurchase of up to $400.0 million of common stock and expired on October 20, 2020. In the first nine months of 2020, the Company repurchased $41.3 million of shares of common stock authorized under the October 2017 program. On October 23, 2020 the Board of directors approved a new stock repurchase program that authorized the repurchase of up to $300 million of common stock and expires in October 2023. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At September 30, 2020 and December 31, 2019, the Company had $1,436.3 million and $1,506.0 million, respectively, of long-term debt outstanding, net of unamortized discount and the unamortized balance of capitalized debt issuance costs. At September 30, 2020 the Company had no long-term debt with maturities due within the next twelve months. At December 31, 2019, the Company had $34.4 million of long-term debt classified as short-term on the Condensed Consolidated Balance Sheets, reflecting maturities due within the next twelve months on its outstanding principal borrowing under the Term Loan Agreement.

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

In March 2020, the Company borrowed $100.0 million and in April 2020, the Company borrowed an additional $125.0 million under the 2018 Credit Facility. In the second quarter of 2020, the Company repaid $100.0 million of such borrowings. In July 2020, the Company repaid the remaining $125.0 million of outstanding borrowings, and as a result the Company has $750.0 million of borrowing capacity under the 2018 Credit Facility at September 30, 2020. There were no borrowings outstanding at December 31, 2019.

Term Loan Agreement

The Company also had a Term Loan Agreement (the “Term Loan Agreement”) with a syndicate of lenders under which the Company borrowed $500 million on an unsecured basis to partially finance the Aclara acquisition on February 2, 2018. During the third quarter of 2020, the Company repaid in full the remaining principal outstanding under the Term Loan Agreement. The Company paid $90.7 million in cash, composed of $90.6 million of principal and $0.1 million of accrued interest, also resulting in a $0.2 million loss on extinguishment of debt (recorded within interest expense, net in the Condensed Consolidated Statement of Income) primarily related to the write-off of capitalized debt issuance costs.

HUBBELL INCORPORATED-Form 10-Q    42

Back to Contents
Unsecured Senior Notes

At September 30, 2020 and December 31, 2019, long-term debt includes unsecured, senior notes in principal amounts of $300 million due in 2022, $400 million due in 2026, $300 million due in 2027, and $450 million due in 2028 (collectively, the "Notes"). The carrying value of the Notes, net of unamortized discount and the unamortized balance of capitalized debt issuance costs, was $1,436.3 million and $1,434.4 million at September 30, 2020 and December 31, 2019, respectively.

The Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of default, or upon a change in control triggering event as defined in the indenture governing the notes, as supplemented. The Company was in compliance with all covenants (none of which are financial) as of September 30, 2020.

Short-term Debt

At September 30, 2020 and December 31, 2019 the Company had $21.9 million and $65.4 million, respectively, of short-term debt outstanding composed of:

◦$20.0 million of commercial paper borrowings outstanding at September 30, 2020 and $26.0 million of commercial paper borrowings outstanding at December 31, 2019.

◦$34.4 million at December 31, 2019 of long-term debt classified as short-term within current liabilities in the Condensed Consolidated Balance Sheets, reflecting amortization within the next 12 months under the Term Loan Agreement. There are no borrowings outstanding under the Term Loan Agreement as of September 30, 2020.

◦$1.9 million at September 30, 2020 and $5.0 million at December 31, 2019, respectively, of borrowings to support our international operations in China.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	September 30, 2020	December 31, 2019
Total Debt	$1,458.2	$1,571.4
Total Hubbell Incorporated Shareholders’ Equity	2,016.8	1,947.1
TOTAL CAPITAL	$3,475.0	$3,518.5
Total Debt to Total Capital	42%	45%
Cash and Investments	338.6	251.9
Net Debt	$1,119.6	$1,319.5
Net Debt to Total Capital	32%	38%

Liquidity

We measure liquidity on the basis of our ability to meet short-term and long-term operational funding needs, to fund additional investments, including acquisitions, and to make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, cash dividend payments, stock repurchases, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms. In the first nine months of 2020, we returned capital to our shareholders by paying $148.2 million of dividends on our common stock and using $41.3 million of cash for share repurchases in the first quarter of 2020. Those activities were funded primarily with cash provided by operating activities.

We also require cash outlays to fund our operations, capital expenditures, and working capital requirements to accommodate anticipated levels of business activity, as well as our rate of cash dividends, and potential future acquisitions. We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that are summarized in the table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2019. As a result of the TCJA, we also have an obligation to fund, by annual installments through 2025, the Company's liability for the transition tax on the deemed repatriation of foreign earnings.

HUBBELL INCORPORATED-Form 10-Q    43

Back to Contents
Our sources of funds and available resources to meet these funding needs are as follows:

◦Cash flows from operating activities and existing cash resources: In addition to cash flows from operating activities, we also had $269.2 million of cash and cash equivalents at September 30, 2020, of which approximately 22% was held inside the United States and the remainder held internationally.

◦Our 2018 Credit Facility provides a $750.0 million committed revolving credit facility and commitments under the 2018 Credit Facility may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.250 billion. Annual commitment fees to support availability under the 2018 Credit Facility are not material. Although not the principal source of liquidity, we believe our 2018 Credit Facility is capable of providing significant financing flexibility at reasonable rates of interest and is an attractive alternative source of funding in the event that commercial paper markets experience disruption. However, an increase in usage of the 2018 Credit Facility related to growth or a significant deterioration in the results of our operations or cash flows, could cause our borrowing costs to increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements.

In March 2020, the Company borrowed $100.0 million under the 2018 Credit Facility and in April 2020, the Company borrowed an additional $125.0 million. While the Company believes that it had sufficient liquidity to fund its operations and meet its obligations, the Company further increased its cash position as a precautionary measure in order to preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. During the second quarter the company repaid $100.0 million of its borrowings under the 2018 Credit Facility and in July 2020, the Company repaid the remaining $125.0 million of outstanding borrowings. As a result the full $750.0 million of borrowing capacity under the 2018 Credit Facility was available to the Company at September 30, 2020.

◦In addition to our commercial paper program and existing revolving credit facility, we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position, we believe that we would be able to obtain additional long-term debt financing on attractive terms.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the nine months ended September 30, 2020, there were no material changes in our estimates and critical accounting policies.
HUBBELL INCORPORATED-Form 10-Q    44

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
•Future revisions to or clarifications of the TCJA.
•Future repurchases of common stock under our common stock repurchase program.
•Changes in accounting principles, interpretations, or estimates.
HUBBELL INCORPORATED-Form 10-Q    45

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

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the nine months ended September 30, 2020. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
HUBBELL INCORPORATED-Form 10-Q    46

Back to Contents

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors

For a discussion of our potential risks and uncertainties, see the risk factor below and the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our business and operations, and the operations of our suppliers, have been, and may in the future be adversely affected by epidemics or pandemics such as the COVID-19 pandemic outbreak.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption, including significant volatility in the capital markets. The extent to which the COVID-19 pandemic impacts our business, operations, financial results and the trading price of our common stock will depend on numerous evolving factors that we may not be able to accurately predict, as there are no comparable recent events that provide guidance as to the potential effect of the spread of a global pandemic. These include: the duration and scope and possible resurgence of the pandemic; governmental, business individuals' actions that have been and continue to be taken in response to the pandemic (including mitigation efforts such as stay at home and other social distancing orders) and the impact of the pandemic on economic activity and actions taken in response (including stimulus efforts such as the Families First Coronavirus Act and the CARES Act).

A public health epidemic or pandemic, such as the COVID-19 pandemic, poses the risk that our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities, or that such epidemic may otherwise interrupt or impair business activities. In the first and second quarters of 2020, we were subject to such shutdowns, which resulted in supply chain down-time negatively affecting sales volume and contributing to inefficiencies, primarily within the second quarter. These temporary disruptions included work stoppages in several of our manufacturing operations in the U.S., Mexico, and the United Kingdom. We also experienced a temporary stoppage of certain large meter installation services within our Aclara business in the second quarter and pandemic related project delays continued to affect this business during the third quarter of 2020.

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
HUBBELL INCORPORATED-Form 10-Q    47

Back to Contents

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 20, 2017, the Board of Directors approved a new stock repurchase program (the “October 2017 program”) that authorized the repurchase of up to $400 million of common stock. The October 2017 program expired on October 20, 2020. On October 23, 2020 the Board of directors approved a new stock repurchase program that authorized the repurchase of up to $300 million of common stock and expires in October 2023. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

There were no share repurchases during the quarter ended September 30, 2020.

HUBBELL INCORPORATED-Form 10-Q    48

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments)					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    49

Back to Contents
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 2020

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Joseph A. Capozzoli
	William R. Sperry		Joseph A. Capozzoli
	Executive Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)
HUBBELL INCORPORATED-Form 10-Q    50