Form 10-K
period 2020-12-31
HUBBELL INC
filed 2021-02-11
CIK 48898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-2958

HUBBELL INCORPORATED
(Exact name of registrant as specified in its charter)

Connecticut		06-0397030
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
40 Waterview Drive
Shelton	CT	06484
(Address of principal executive offices)		(Zip Code)
(475)		882-4000
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock — par value $0.01 per share	HUBB	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE

Indicate by check mark
•	if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.			Yes	☑	No	☐
•	if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.			Yes	☐	No	☑
•	if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.			Yes	☑	No	☐
•	whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).			Yes	☑	No	☐
•	whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company			☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

•
whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☑
•whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				Yes	☐	No	☑
The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020 was $6,739,772,177*. The number of shares outstanding of Hubbell Common Stock as of February 9, 2021 is 54,296,993.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the annual meeting of shareholders scheduled to be held on May 4, 2021, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.
*Calculated by excluding all shares held by Executive Officers and Directors of registrant without conceding that all such persons or entities are “affiliates” of registrant for purpose of the Federal Securities Laws.

2	HUBBELL INCORPORATED - Form 10-K

PART I

ITEM 1    Business

Hubbell Incorporated (herein referred to as “Hubbell”, the “Company”, the “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries as the context may require) was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Hubbell is a global manufacturer of quality electrical products and utility solutions for a broad range of customer and end-market applications. Our mission is to enable its customers to operate critical infrastructure safely, reliably and efficiently. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, Mexico, the People’s Republic of China (“China”), the United Kingdom (“UK”), Brazil, Australia, Spain and Ireland. Hubbell also participates in joint ventures in Hong Kong and the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East.

The Company’s reporting segments consist of the Electrical Solutions segment (formerly named the Electrical segment through December 31, 2020) and the Utility Solutions segment (formerly named the Power segment through December 31, 2019). In the first quarter of 2020 our former Power segment was re-named Utility Solutions to reflect the depth and breadth of our industry-leading offering for electric, water, gas and telecom utilities ranging from a wide variety of critical infrastructure components to full-scale smart grid solutions. See also Item 7. Management’s Discussion and Analysis – “Executive Overview of the Business”, and “Results of Operations” as well as Note 20 — Industry Segments and Geographic Area Information in the Notes to Consolidated Financial Statements.

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

Electrical Solutions Segment

The Electrical Solutions segment (54% of consolidated revenues in 2020, 57% in 2019 and 59% in 2018) comprises businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, connector and grounding products, lighting fixtures and controls, components and assemblies for the natural gas distribution market, as well as other electrical equipment.

Electrical Solutions segment products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians, utilities, and telecommunications companies. In addition, certain of our businesses design and manufacture industrial controls and communication systems used in the non-residential and industrial markets. Many of these products are designed such that they can also be used in harsh and hazardous locations where a potential for fire and explosion exists due to the presence of flammable gasses and vapors. Harsh and hazardous products are primarily used in the oil and gas (onshore and offshore) and mining industries. We also offer a variety of lighting fixtures, wiring devices and electrical products that have residential and utility applications, including residential products with Internet-of-Things ("IoT") enabled technologies.

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

The Electrical Solutions segment, manufactures and sells thousands of wiring and electrical products, lighting fixtures and controls for indoor and outdoor applications as well as specialty lighting and wireless and data communications products. The segment also includes businesses that manufacture main-to-meter gas distribution products. The products within the segment have applications in the non-residential, residential, industrial, and energy-related (oil and gas) markets. Fast growing trends within the industry are the adoption of light emitting diode (“LED”) technology as the light source, as well as products with embedded IoT technologies. The Company has a broad array of LED-luminaire products within its portfolio and the majority of new product development efforts are oriented towards expanding those offerings. Within the Electrical Solutions segment, products include items such as:

Commercial and Industrial
•	Wiring devices & accessories	•	Junction boxes, plugs & receptacles	•	Cable reels
•	Switches & dimmers	•	Steel & plastic enclosures	•	Datacom connectivity & enclosures
•	Ground fault devices	•	Pin & sleeve devices	•	Electrical motor controls
Lighting
•	Canopy lights	•	Parking lot/parking garage fixtures	•	Decorative landscape fixtures
•	Emergency lighting/exit signs	•	Bollards	•	Fluorescent fixtures
•	Floodlights & poles	•	Bath/vanity fixtures & fans	•	Ceiling fans
•	LED components	•	Chandeliers & sconces	•	Site & area lighting
•	Recessed, surface mounted & track fixtures	•	Athletic & recreational field fixtures	•	Occupancy, dimming & daylight harvesting sensors
Construction and Energy
•	Mechanical connectors	•	Gas connectors and assemblies	•	Specialty communications equipment
•	Mechanical grounding devices	•	Installation tooling	•	Mining communication & controls
•	Compression connectors	•	Specialty lighting	•	Cable glands & fittings
•	Safety equipment

These products are sold under various brands and/or trademarks, including:

Commercial and Industrial
•	Hubbell®	•	Bell®	•	Raco®	•	Gleason Reel®	•	ACME Electric®
•	Kellems®	•	TayMac®	•	Hipotronics®	•	Powerohm®	•	EC&M Design®
•	Bryant®	•	Wiegmann®	•	AccelTex Solutions™	•	iDevices®
Lighting
•	Kim Lighting®	•	Beacon Products™	•	Spaulding Lighting™	•	Kurt Versen®	•	Litecontrol®
•	Sportsliter Solutions™	•	Columbia Lighting®	•	Alera Lighting®	•	Prescolite®	•	Dual-Lite®
•	Security Lighting™	•	Progress Lighting Design®	•	Hubbell® Outdoor Lighting™	•	Architectural Area Lighting™
Construction and Energy
•	Burndy®	•	Killark®	•	GAI-Tronics®	•	Gas Breaker®	•	R.W. Lyall™
•	CMC®	•	Hawke™	•	Chalmit™	•	Connector Products™	•	Continental®
•	Austdac™	•	AEC™

4	HUBBELL INCORPORATED - Form 10-K

Utility Solutions Segment

The Utility Solutions segment (46% of consolidated revenues in 2020, 43% in 2019 and 41% in 2018) consists of operations that design, manufacture and sell transmission and distribution components primarily for the electrical utilities industry. The water and gas utilities, telecommunications utility, civil construction and transportation industries are also served. Products are sold directly to utilities, and through distributors, as well as to contractors and construction and engineering firms. The 2018 acquisition of Meter Readings Holding Group, LLC ("Aclara Technologies" or "Aclara") expanded the Utility Solutions portfolio to include endpoint metering devices and sensors, advanced metering infrastructure communications, and software and installation services sold to electrical, water, and gas utilities. While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a substantial decrease in purchases by electrical utilities would affect this segment.

Hubbell's Utility Solutions segment manufactures and sells a wide variety of electrical distribution, transmission, substation and telecommunications products. These products and services include items such as:

•	Arresters	•	Bushings	•	Grounding & bonding equipment
•	Cutouts & fuse links	•	Insulators	•	Programmable reclosers
•	Pole line hardware	•	Cable terminations & accessories	•	Sectionalizers
•	Helical anchors & foundations	•	Formed wire products	•	Lineman tools, hoses & gloves
•	Overhead, pad mounted & capacitor switches	•	Splices, taps & connectors	•	Polymer concrete and fiberglass enclosures and equipment pads
•	Advanced metering infrastructure	•	Meters and edge devices	•	Meter installation services
•	Utility asset protection equipment	•	Distribution switch controllers

These products are sold under the following brands and/or trademarks:

•	Aclara®	•	Chance®	•	Anderson®	•	PenCell®
•	Fargo®	•	Hubbell®	•	Polycast®	•	Opti-loop Design®
•	Quazite®	•	Quadri*sil®	•	Trinetics®	•	Reuel®
•	Electro Composites®	•	USCO™	•	CDR™	•	RFL Design®
•	Hot Box®	•	PCORE®	•	Delmar™	•	Turner Electric®
•	EMC™	•	Longbow™	•	Ohio Brass®	•	Meramec®
•	Reliaguard®	•	Greenjacket®	•	Armorcast®	•	Beckwith Electric™

Organizational Changes

Effective January 1, 2021 the Company consolidated the three business groups within its Electrical segment, and renamed the segment as Hubbell Electrical Solutions ("Electrical Solutions"). The Electrical Solutions segment unites businesses with similar operating models, products, and go to market strategies under one operating banner and common leadership to drive synergies and long-term growth opportunities.

Also effective January 1, 2021 the Company moved its Hubbell Gas Connectors and Accessories business, from the Electrical Solutions segment to the Utility Solutions segment to create synergies with the existing gas products already offered within the Utility Solutions segment and to better serve its utility customers. The Hubbell Gas Connectors and Accessories business represented approximately $157.1 million of net sales and $19.4 million of operating profit in 2020. The Company will report its segment results under this revised reporting structure beginning with the filing of its Quarterly Report on Form 10-Q for the first quarter ended March 31, 2021.

HUBBELL INCORPORATED - Form 10-K	5

Information Applicable to Our Business

International Operations

The Company has several operations located outside of the United States. These operations manufacture, assemble and/or procure and market Hubbell products and services for both the Electrical Solutions and Utility Solutions segments.

See Note 20 — Industry Segments and Geographic Area Information in the Notes to Consolidated Financial Statements and Item 1A. Risk Factors relating to manufacturing in and sourcing from foreign countries.

Customers

We have an extensive customer base of distributors, wholesalers, electric utilities, OEMs, electrical contractors, telecommunications companies and retail and hardware outlets. We are not dependent on a single customer, however, our top ten customers account for approximately 42% of our net sales.

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

Patents

Hubbell has approximately 2,600 active United States and foreign patents covering a portion of its products, which expire at various times. While Hubbell deems these patents to be of value, it does not consider its business to be dependent upon patent protection. Hubbell also licenses products under patents owned by others, as necessary, and grants licenses under certain of its patents.

Working Capital

Inventory, accounts receivable and accounts payable levels, payment terms and, where applicable, return policies are in accordance with the general practices of the electrical products industry and standard business procedures. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Backlog

Substantially all of the backlog existing at December 31, 2020 in the Electrical Solutions segment is expected to be shipped to customers in 2021. In the Utility Solutions segment, the backlog existing at December 31, 2020 includes backlog expected to be shipped during 2021, along with $305 million of backlog of contracts that span multiple years, primarily related to long-term contracts of the Aclara business to deliver and install meters and grid monitoring sensor technology. The backlog of orders believed to be firm at December 31, 2020 was approximately $1,065.8 million compared to $1,037.0 million at December 31, 2019. Although this backlog is important, the majority of Hubbell’s revenues result from sales of inventoried products or products that have short periods of manufacture.

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

6	HUBBELL INCORPORATED - Form 10-K

Like other companies engaged in similar businesses, the Company has incurred or acquired through business combinations, remedial response and voluntary cleanup costs for site contamination, and is a party to product liability and other lawsuits and claims associated with environmental matters, including past production of products containing toxic substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future. However, considering past experience and reserves, the Company does not anticipate that these matters will have a material adverse effect on earnings, capital expenditures, financial condition or competitive position. See also Item 1A. Risk Factors and Note 15 — Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Human Capital

Our commitment to developing our employees is one of four pillars that guide Hubbell as a company. We recruit, hire, and develop talent that meets and anticipates the ever-changing needs of our enterprise, while fostering an inclusive and diverse workplace. Hubbell provides market competitive compensation, health and well-being programs, and retirement benefits based on the countries and markets in which we operate to motivate market-leading performance.

As of December 31, 2020, Hubbell had approximately 19,100 salaried and hourly employees of whom approximately 10,500, or 55%, are located in the United States. Approximately 2,700 of these U.S. employees are represented by 8 labor unions. Hubbell considers its labor relations to be satisfactory and regularly engages with its labor unions.

Hubbell is committed to fostering an environment that respects and encourages individual differences, diversity of thought, and talent. We strive to create a workplace where employees feel that their contributions are welcomed and valued, allowing them to fully engage their talents and training in their work, while generating personal satisfaction in their role within Hubbell. Hubbell has created a multi-year, enterprise-wide strategy dedicated to evolving our inclusive culture while addressing underrepresentation across our company. As of December 31, 2020, 32% of our employees identify as female, and within the United States, 28% identify as female and 38% are racially diverse. Hubbell has also joined the Paradigm for Parity coalition, with over 100 companies in committing to achieve gender parity in its senior leadership by 2030.

Across, the enterprise, there are a variety of ways we invest in our people to learn - on the job, in the classroom, through self-directed learning, or through leadership programs. We have expanded our learning management system (known as Hubbell University) to make new content and training available to our employees. The Company has also expanded leadership development programs and continues to expand internship programs to continue to develop new talent.

The Company also fosters and encourages its employees to give back to their communities. In 2020, Hubbell launched its inaugural Hubbell Helping Hands dedicated month of service, making October, 2020 an annual month of volunteerism focus for the Company. The Company also introduced a new Volunteer Paid Time Off policy in 2020.

As a manufacturing company we focus on protecting the health and safety of our employees. We dedicate resources to track and monitor safety and recordable incidents using an enterprise-wide data management system. As a result, the total recordable incident rate has decreased 42% over the last 5 years and the days away restricted rate has decreased 39% over the last 5 years.

In 2020, Hubbell's top priority has been to take appropriate actions to protect the health and safety of our employees as a result of the COVID-19 pandemic. We have adjusted standard operating procedures within our business operations to ensure the continued safety of those within our locations and we continually monitored evolving health guidelines to ensure ongoing compliance and protection of our employees. These procedures include expanded and more frequent cleaning within facilities, implementation of appropriate social distancing programs, shift changes, requiring use of certain personal protective equipment, screening protocols and work from home programs, as applicable, as well as facilitating remote work programs where practicable. In March, 2020, the Company implemented an emergency paid leave program that provided employees paid time off in certain situations triggered by the COVID-19 pandemic.

During the second quarter of 2020 we provided certain U.S. and Mexican hourly and salaried employees involved in the ongoing operations of our plants and warehouse with appreciation pay.

In addition to the foregoing, the Company also invested in various programs to support employees' mental and physical health during the pandemic. We will continue to evolve these programs to protect the health and safety of our employees.

HUBBELL INCORPORATED - Form 10-K	7

Information about our Executive Officers

Name (1)	Age	Present Position	Business Experience
Gerben W. Bakker	56	President and Chief Executive Officer	Present position since October 1, 2020; previously, President and Chief Operating Officer June 6, 2019 to October 1, 2020; Group President, Power Systems February 1, 2014 to June 6, 2019; Division Vice President, Hubbell Power Systems, Inc. (“HPS”) August 2009 - February 2014; President, HPS Brazil June 2005 - July 2009; Vice President, Sourcing, HPS March 2004 - May 2005.
William R. Sperry	58	Executive Vice President, Chief Financial Officer	Present position since May 5, 2020; previously, Executive Vice President, Chief Financial Officer and Treasurer June 6, 2019 to May 2020; Senior Vice President and Chief Financial Officer June 6, 2012 to June 6, 2019; Vice President, Corporate Strategy and Development August 15, 2008 to June 6, 2012; Managing Director, Lehman Brothers August 2006 to April 2008; various positions, including Managing Director, of J.P. Morgan and its predecessor institutions, 1994-2006.
Jonathan M. Del Nero	49	Vice President, Controller	Present position since January 15, 2021; previously, Assistant Controller June 14, 2014, to January 15, 2021; Executive Director, Financial Reporting, Aetna June 2011 to June 2014; Senior Manager, Technical Accounting, Stanley Black and Decker June 2009 to June 2011; Manager of Accounting Policy, The Hartford September 2008 to June 2009; various positions at CIGNA March 2003 to September 2008.
Allan J. Connolly	53	President, Utility Solutions Segment	Present position since July 1, 2019 (the Utility Solutions Segment was formerly known as the Power Systems Group); previously, President, Aclara February 2018 to June 28, 2019; President and Chief Executive Officer of Aclara May 2014 to February 2018; Chief Operating Officer of Culligan International July 2012 to January 2014; Executive Vice President of Operations, Engineering and N.A. Industrial of Culligan International November 2006 to July 2012; Vice President of Research, Development & Engineering of Culligan International April 2006 to November 2006; General Manager Technology; GE Power & Water March 2003 to April 2006.
Katherine A. Lane	43	Vice President, General Counsel and Secretary	Present position since June 6, 2019; previously, Vice President, Acting General Counsel and Secretary March 2019 to June 6, 2019; Vice President, Associate General Counsel June 2017 to March 2019; Vice President, Legal, Hubbell Commercial & Industrial September 2015 to June 2017; Senior Counsel, Hubbell Electrical Systems May 2014 to September 2015; Corporate General Attorney August 2010 to May 2014. Previously, various positions in private practice in law firms based in Massachusetts and Connecticut.
Peter J. Lau	41	President, Electrical Solutions Segment	Present position since August 3, 2020; previously President of Honeywell Fire and Electrical Products (Honeywell) April 2019-August 2020; President of the global security business, Honeywell 2018-2019; CEO, International, Current, powered by GE 2016-2018; various positions at GE Lighting 2005-2016.
Stephen M. Mais	56	Senior Vice President, Human Resources	Present position since May 3, 2016; previously Vice President, Human Resources, August 2005 - May 2016; Director, Staffing and Capability, Pepsi Bottling Group (“Pepsi”) 2001-2005; Director, Human Resources Southeastern U.S., Pepsi 1997-2001.
(1)As of February 11, 2021, there are no family relationships among any of the above-named executive officers and any of our directors. For information related to our Board of Directors, refer to Item 10. Directors, Executive Officers and Corporate Governance.

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

COVID-19 Pandemic Risks

Our business and operations, and the operations of our suppliers, have been, and may in the future be adversely affected by epidemics or pandemics such as the COVID-19 pandemic outbreak.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption, including significant volatility in the capital markets. The extent to which the COVID-19 pandemic impacts our business, operations, financial results and the trading price of our common stock will depend on numerous evolving factors that we may not be able to accurately predict, as there are no comparable recent events that provide guidance as to the potential effect of the spread of a global pandemic. These include: the duration and scope and possible resurgence of the pandemic or continued emergence of new strains of COVID-19; the availability of an effective vaccine and the speed with which it is administered to the public; governmental, business individuals' actions that have been and continue to be taken in response to the pandemic (including mitigation efforts such as stay at home and other social distancing orders) and the impact of the pandemic on economic activity and actions taken in response (including stimulus efforts such as the Families First Coronavirus Act and the CARES Act).

A public health epidemic or pandemic, such as the COVID-19 pandemic, poses the risk that our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities, or that such epidemic may otherwise interrupt or impair business activities. In the first and second quarters of 2020, we were subject to such shutdowns, which resulted in supply chain down-time negatively affecting sales volume and contributing to inefficiencies, primarily within the second quarter. These temporary disruptions included work stoppages in several of our manufacturing operations in the U.S., Mexico, and the United Kingdom. We also experienced a temporary stoppage of certain large meter installation services within our Aclara business in the second quarter and pandemic related project delays continued to affect this business during the remainder of 2020, and may continue in 2021.

We have adjusted standard operating procedures within our business operations to ensure continued worker, vendor and customer safety. We are taking further actions to mitigate the impact of the pandemic on our business and are continually monitoring evolving health guidelines, as well as market conditions, and responding to changes as appropriate; however, we cannot be certain that these efforts will prevent further disruption due to shutdowns or other pandemic mitigation efforts and could have a material adverse effect on our results of operations and liquidity. This situation is changing continually, and additional effects may arise that we are not presently aware of or that we currently do not consider to be significant risks to our operations. If we are not able to respond to and manage the impact of such events effectively, our business and financial condition could be negatively impacted.

We may face risks from overall weaker global economic conditions as a result of efforts to contain the spread of COVID-19. We expect our results of operations may continue to reflect lower sales volume, lower absorption of manufacturing costs, supply chain disruptions, and other cost increases to operate in the current environment. Weakening economic conditions may also result in deterioration in the collection of customer accounts receivable, as well as a reduction in sales. Further deterioration in economic and business conditions could also require us to recognize impairment losses that would adversely affect our results of operations. The ultimate extent, duration, and impact of the COVID-19 pandemic is uncertain and we cannot predict or quantify with any certainty the extent to which it will adversely affect our future financial condition, results of operations, cash flows or market price of our common stock.

Industry and Economic Risks

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

Our international operations accounted for approximately 8% of our net sales in 2020. We are exposed to the effects (both positive and negative) that fluctuating exchange rates have on translating the financial statements of our international operations, most of which are denominated in local currencies, into the U.S. dollar. Fluctuations in exchange rates may affect product demand and reported profits in our international operations. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products, along with other local costs incurred in foreign countries for foreign entities with U.S. dollar functional currency. As a result, fluctuating exchange rates may adversely impact our results of operations and cash flows.

Uncertainty about the future of the London Interbank Offer Rate ("LIBOR") may adversely affect our business and financial results.

Our 2018 Credit Facility uses LIBOR as a reference rate, such that the interest due pursuant to such borrowings may be calculated using LIBOR plus an applicable margin (determined by reference to a ratings based grid) or the alternate base rate. In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced its intent to phase out LIBOR by the end of 2021 or, for certain tenors of USD LIBOR, by the end of 2023. It is not possible to predict the effect of this announcement, including whether LIBOR will continue in place, and if so what changes will be made to it, what alternative reference rates may replace LIBOR in use going forward, and how LIBOR will be determined for purposes of loans, securities and derivative instruments currently referencing it if it ceases to exist. If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR, we may suffer from potential increases in interest rates on our floating rate debt. Further, we may need to renegotiate our 2018 Credit Facility to replace LIBOR with the new standard that is established. These uncertainties or their resolution also could negatively impact our funding costs, loan and other asset values, asset-liability management strategies, and other aspects of our business and financial results.

Business and Operational Risks

Our ability to effectively develop and introduce new products could adversely affect our ability to compete.

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

We rely on our suppliers to produce high quality materials, components and finished goods according to our specifications, including timely delivery. There is a risk that products may not meet our quality control procedure specifications which could adversely affect our ability to ship quality products to our customers on a timely basis and, could adversely affect our results of operations.

We may be required to recognize impairment charges for our goodwill and other intangible assets.

As of December 31, 2020, the net carrying value of our goodwill and other intangible assets totaled approximately $2.7 billion. As required by generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Impairment of intangible assets may be triggered by developments both within and outside the Company’s control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets. Any charges relating to such impairments could adversely affect our results of operations in the periods an impairment is recognized.

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

We are highly dependent on various software and information technology systems to record and process operational, human resources and financial transactions. The proper functioning of Hubbell’s information technology systems is critical to the successful operation of our business. Our information technology systems are susceptible to cyber threats, malware, phishing attacks, break-ins and similar events, breaches of physical security or tampering and manipulation of these systems by employees or unauthorized third parties. Information security risks also exist with respect to the use of portable electronic devices, such as smartphones and laptops, which are particularly vulnerable to loss and theft. Hubbell may also be subject to disruptions of any of our systems and our vendor's systems arising from events that are wholly or partially beyond our control, such as natural disasters, acts of terrorism, cyber-attacks, computer viruses, and electrical/telecommunications outages or failures. All of these risks are also applicable where Hubbell relies on outside vendors to provide services, which may operate in an on-line, or “cloud,” environment. A failure of our information technology systems could adversely affect our ability to process orders, maintain proper levels of inventory, collect accounts receivable and pay expenses; all of which could have an adverse effect on our results of operations, financial condition and cash flows. In addition, security breaches could result in unauthorized disclosure of confidential information that may result in financial or reputational damage to the Company, as well as expose the Company to litigation and regulatory enforcement actions.

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

HUBBELL INCORPORATED - Form 10-K	11

Hubbell is also subject to an increasing number of evolving data privacy and security laws and regulations that impose requirements on the Company and our technology prior to certain use or transfer, storing, processing, disclosure, and protection of data and prior to sale or use of certain technologies. Failure to comply with such laws and regulations could result in the imposition of fines, penalties and other costs. For example, the European Union’s implementation of the General Data Protection Regulation in 2018, the European Union’s pending ePrivacy Regulation and the implementation of the ePrivacy Directive by the various European Union member states, and California’s implementation of its Consumer Privacy Act of 2018 and Connected Device Privacy Act of 2018, as well as data privacy statutes implemented by other states, could all disrupt our ability to sell products and solutions or use and transfer data because such activities may not be in compliance with applicable law in certain jurisdictions.

We have continued to work on improving our utilization of our enterprise resource planning system, expanding standardization of business processes and performing implementations at our remaining businesses, as well as acquired businesses. We expect to incur additional costs related to future implementations, process reengineering efforts as well as enhancements and upgrades to the system. These system modifications and implementations could result in operating inefficiencies which could adversely impact our operating results and/or our ability to perform necessary business transactions.

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

Our ability to access capital markets or failure to maintain our credit ratings may adversely affect our business.

Our ability to invest in our business and make strategic acquisitions may require access to the capital markets. If general economic and capital market conditions deteriorate significantly, it could impact our ability to access capital. Failure to maintain our credit ratings could also impact our ability to access credit markets and could increase our cost of borrowing. The capital and credit markets could deteriorate and market conditions could make it more difficult for us to access capital to finance our investments and acquisitions, which could adversely affect our results of operations, financial condition and cash flows.

Deterioration in the credit quality of our customers could have a material adverse effect on our operating results and financial condition.

We have an extensive customer base of distributors, wholesalers, electric utilities, OEMs, electrical contractors, telecommunications companies and retail and hardware outlets. We are not dependent on a single customer, however, our top ten customers account for approximately 42% of our net sales. Deterioration in the credit quality of several major customers could adversely affect our results of operations, financial condition and cash flows.

We have outstanding indebtedness; our indebtedness increased as a result of the Aclara acquisition, and will further increase if we incur additional indebtedness in the future and do not retire existing indebtedness.

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

12	HUBBELL INCORPORATED - Form 10-K

Legal, Tax and Regulatory Risks

Tax legislation may materially adversely affect our financial condition, results of operations and cash flows.

On December 22, 2017 Public Law 115-97 “An Act to Provide Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” was enacted. This law is commonly referred to as the Tax Cuts and Job Act of 2017 ("TCJA"). The TCJA significantly changed the U.S. Internal Revenue Code, including taxation of U.S. corporations, by, among other things, reducing the U.S. federal corporate income tax rate, limiting the availability of previously claimed deductions, taxing certain activities and transactions not previously subject to U.S. tax and imposing a mandatory deemed repatriation tax on certain undistributed earnings and profits of U.S.-owned foreign corporations. Since enactment, the U.S. Treasury and the Internal Revenue Service (“IRS”) issued numerous and complex proposed and final regulations, and related guidance on various aspects of the TCJA. The legislation remains subject to potential amendments, technical corrections, and promulgation of additional Treasury Regulations, any of which could lessen or increase certain impacts of the legislation. Further, state taxing authorities continue to evaluate the impact of TCJA and enact legislation and issue guidance on the state impacts of TCJA. See Note 13 — Income Taxes in the Notes to Consolidated Financial Statements for additional information.

The recent U.S. federal elections could provide an environment for future corporate tax legislative activity that could have a material adverse effect on us.

In addition, foreign jurisdictions may enact tax legislation that could alter the manner in which corporations are subject to tax in their jurisdictions that could significantly affect our ongoing operations.

Because tax laws and regulations are subject to interpretation and uncertainty, tax payments may ultimately differ from amounts currently recorded by the Company.

We are subject to income taxes as well as non-income based taxes, in both the United States and numerous foreign jurisdictions. The determination of the Company's worldwide provision for income taxes and other tax liabilities requires judgment and is based on diverse legislative and regulatory structures that exist in the various jurisdictions where the company operates. The ultimate tax outcome may differ from the amounts recorded in the Company's financial statements and may adversely affect the Company's financial results for the period when such determination is made. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provisions. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the future outcomes of these audits could adversely affect our results of operations, financial condition and cash flows.
Significant developments from the recent and potential changes in U.S. trade policies could have a material adverse effect on us.

Over the last four years, the U.S. government has announced and, in some cases, implemented a new approach to trade policy, including renegotiating, or potentially terminating, certain existing bilateral or multi-lateral trade agreements, such as the North American Free Trade Agreement ("NAFTA"), which was replaced by the U.S.-Mexico-Canada Agreement, on July 1, 2020, and proposed trade agreements, like the Trans-Pacific Partnership ("TPP"), from which the United States has formally withdrawn, as well as implementing the imposition of additional tariffs on certain foreign goods, including finished products and raw materials such as steel and aluminum. Changes in the U.S. trade policy, U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products, and any resulting negative sentiments towards the United States as a result of such changes, could have an adverse effect on our business. In addition, we cannot predict what changes to trade policy will be made by the new presidential administration and Congress, including whether existing tariff policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any conceivable changes would have on our business.

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

HUBBELL INCORPORATED - Form 10-K	13

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

The uncertainty surrounding the implementation and effect of Brexit and related negative developments in the European Union and elsewhere could adversely affect our business, financial condition and results of operations.

In 2016, the United Kingdom voted to leave the European Union (“EU”) (commonly referred to as “Brexit”). As a result of the referendum, the UK exited the EU on January 31, 2020 under a transitional trade arrangement (generally preserving the status quo) that was replaced by a definitive agreement at the end of 2020; however, the long-term effects of Brexit, including the UK's relationship with the EU and other countries, including the U.S., remains unclear. We conduct business in both the UK and EU and shipments from our UK subsidiaries represented 2% and 3% of our total net sales in 2020 and 2019, respectively. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions and regulatory agencies. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the UK, the EU and elsewhere. There can be no assurance that any or all of these events, or others that we cannot anticipate at this time, will not have a material adverse effect on our business, financial condition and results of operations.
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

We are a party to a number of legal proceedings and claims, including those involving product liability, intellectual property and environmental matters, which could be significant. It is not possible to predict with certainty the outcome of every claim and lawsuit. In the future, we could incur judgments or enter into settlements of lawsuits and claims that could have a materially adverse effect on our results of operations, cash flows, and financial condition. In addition, we maintain insurance coverage with respect to certain claims, which insurance may not provide adequate coverage against such claims. We establish reserves based on our assessment of contingencies, including contingencies related to legal claims asserted against us. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a reserve and require us to make additional payments, which could have a materially adverse effect on our results of operations, financial condition and cash flow.

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

14	HUBBELL INCORPORATED - Form 10-K

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
General Risk Factors

We face the potential harms of natural disasters, terrorism, acts of war, international conflicts or other disruptions to our operations.

Natural disasters, the economic uncertainty resulting from the spread of global pandemics, acts or threats of war or terrorism, international conflicts, and the actions taken by the United States and other governments in response to such events could cause damage to or disrupt our business operations, our suppliers or our customers, and could create political or economic instability, any of which could have an adverse effect on our business. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products, make it difficult or impossible for us to deliver products, or disrupt our supply chain.

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

HUBBELL INCORPORATED - Form 10-K	15

ITEM 1B    Unresolved Staff Comments

None.

ITEM 2    Properties

As of December 31, 2020, Hubbell’s global headquarters are located in leased office space in Shelton, Connecticut. Other principal administrative offices are in Columbia, South Carolina, Greenville, South Carolina, Manchester, New Hampshire and St.Louis, Missouri. Hubbell's manufacturing and warehousing facilities, classified by reporting segment, are located in the following countries. The Company believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

		Number of Facilities		Total Approximate Floor Area in Square Feet
Segment	Location	Warehouses	Manufacturing	Owned	Leased
Electrical Solutions	United States	7	18	2,378,000	1,779,000
	Australia	—	1	—	24,000
	Canada	1	2	179,000	3,000
	Mexico	1	4	829,000	174,000
	China	—	1	—	350,000
	Puerto Rico	—	1	162,000	—
	Singapore	1	—	—	12,000
	United Kingdom	2	3	134,000	58,000
Utility Solutions (1)	United States	6	15	3,271,000	687,000
	Brazil	—	1	188,000	—
	Canada	—	2	84,000	—
	Mexico	1	1	167,000	181,000
	China	—	2	—	199,000
	Philippines	—	1	—	19,000
	Spain	—	1	—	11,000
TOTAL		19	53	7,392,000	3,497,000
(1) The Utility Solutions segment shares an owned manufacturing building in Mexico with the Electrical Solutions segment. The building is included in the Electrical Solutions segment facility count.

16	HUBBELL INCORPORATED - Form 10-K

ITEM 3    Legal Proceedings

Information required by this item is incorporated herein by reference to the section captioned “Notes to Consolidated Financial Statements, Note 15 — Commitments and Contingencies” of this Form 10-K.

ITEM 4    Mine Safety Disclosures

Not applicable.

HUBBELL INCORPORATED - Form 10-K	17

PART II

ITEM 5    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Common Stock trades on the New York Stock Exchange under the symbol, "HUBB".

The number of common shareholders of record on February 9, 2021 was 1,340.

Our dividends are declared at the discretion of our Board of Directors. In October 2020, the Company’s Board of Directors approved an increase in the common stock dividend rate from $0.91 to $0.98 per share per quarter. The increased quarterly dividend payment commenced with the December 15, 2020 payment made to the shareholders of record on November 30, 2020.

The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.

Purchases of Equity Securities

On October 20, 2017, the Board of Directors approved a stock repurchase program (the “October 2017 program”) that authorized the repurchase of up to $400 million of Common Stock. The October 2017 program expired on October 20, 2020. On October 23, 2020 the Board of Directors approved a new stock repurchase program that authorized the repurchase of up to $300 million of common stock and expires in October 2023. At December 31, 2020 our remaining share repurchase authorization under the October 2020 program is $300.0 million. The Company repurchased $41.3 million and $35.0 million of shares of Common Stock, in 2020 and 2019, respectively. All of the repurchases in 2020 were completed prior to expiration of the October 2017 program. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

There were no share repurchases during the quarter ended December 31, 2020.

18	HUBBELL INCORPORATED - Form 10-K

Corporate Performance Graph

The following graph compares the total return to shareholders on the Company’s common stock during the five years ended December 31, 2020, with a cumulative total return on the (i) Standard & Poor’s MidCap 400 (“S&P MidCap 400”) and (ii) the Dow Jones U.S. Electrical Components & Equipment Index (“DJUSEC”). The Company is a member of the S&P MidCap 400. The comparison assumes $100 was invested on December 31, 2015 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hubbell Incorporated, the S&P Midcap 400 Index, and the Dow Jones US Electrical Components & Equipment Index

$200
$180
$160
$140
$120
$100
$80
$60
12/15
12/16
12/17
12/18
12/19
12/20
Hubbell Incorporated
S&P Midcap 400
Dow Jones US Electrical Components & Equipment

HUBBELL INCORPORATED - Form 10-K	19

ITEM 6    Selected Financial Data

The following summary should be read in conjunction with the consolidated financial statements and notes contained herein (dollars and shares in millions, except per share amounts).

	2020	2019	2018	2017	2016
RESULTS OF OPERATION, YEARS ENDED DECEMBER 31
Net sales	$4,186.0	$4,591.0	$4,481.7	$3,668.8	$3,505.2
Gross profit	$1,209.3	$1,352.7	$1,300.4	$1,155.1	$1,105.1
Operating income (1)	$533.0	$596.6	$556.9	$518.8	$489.8
Adjusted operating income (2)	$608.9	$668.7	$642.3	$560.4	$522.1
Operating income as a % of sales	12.7%	13.0%	12.4%	14.1%	14.0%
Adjusted operating income as a % of sales (2)	14.5%	14.6%	14.3%	15.3%	14.9%
Net income attributable to Hubbell (3)	$351.2	$400.9	$360.2	$243.1	$293.0
Adjusted net income attributable to Hubbell (2)	$414.1	$445.7	$428.0	$333.9	$315.4
Net income attributable to Hubbell as a % of net sales	8.4%	8.7%	8.0%	6.6%	8.4%
Adjusted net income attributable to Hubbell as a % of net sales (2)	9.9%	9.7%	9.5%	9.1%	9.0%
Net income attributable to Hubbell as a % of Hubbell shareholders’ average equity	17.5%	21.5%	21.1%	15.1%	17.6%
Earnings per share — diluted	$6.43	$7.31	$6.54	$4.39	$5.24
Adjusted earnings per share — diluted (2)	$7.58	$8.12	$7.77	$6.03	$5.64
Cash dividends declared per common share	$3.71	$3.43	$3.15	$2.87	$2.59
Average number of common shares outstanding — diluted	54.5	54.7	54.9	55.1	55.7
Cost of acquisitions, net of cash acquired	$239.6	$70.8	$1,118.0	$184.1	$173.4
FINANCIAL POSITION, AT YEAR-END
Working capital (4)	$639.4	$729.3	$804.4	$898.0	$961.7
Total assets	$5,085.1	$4,903.0	$4,872.1	$3,720.6	$3,525.0
Total debt	$1,590.0	$1,571.4	$1,793.2	$1,055.2	$993.7
Total Hubbell shareholders’ equity	$2,070.0	$1,947.1	$1,780.6	$1,634.2	$1,592.8
NUMBER OF EMPLOYEES, AT YEAR-END	19,100	18,800	19,700	17,700	17,400
(1) Historical amounts have been adjusted to reflect the retrospective effects from the January 1, 2018 adoption of Accounting Standards Update (ASU) No. 2017-07, Compensation Retirement Benefits (Topic): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
(2) The selected non-GAAP measures of adjusted operating income, adjusted operating income as a percent of sales (adjusted operating margin), adjusted net income attributable to Hubbell, adjusted net income attributable to Hubbell as a percent of net sales, and adjusted earnings per share-diluted should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".
(3) Net income in 2017 includes approximately $57 million, or $1.02 per share, impact associated with the TCJA.
(4) Defined as current assets less current liabilities.

20	HUBBELL INCORPORATED - Form 10-K

ITEM 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

Hubbell is a global manufacturer of quality electrical products and utility solutions for a broad range of customer and end market applications. The Company's mission is to enable its customers to operate critical infrastructure safely, reliably and efficiently. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, Mexico, China, the UK, Brazil, Australia, Spain and Ireland. The Company also participates in joint ventures in Hong Kong and the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company employed approximately 19,100 individuals worldwide as of December 31, 2020.

The Company’s reporting segments consist of the Electrical Solutions segment (previously named Electrical until January 1, 2021) and the Utility Solutions segment (formerly named the Power segment). In the first quarter of 2020 our former Power segment was re-named Utility Solutions to reflect the depth and breadth of our industry-leading offering for electric, water, gas and telecom utilities ranging from a wide variety of critical infrastructure components to full-scale smart grid solutions. Results for 2020 and 2019 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

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

Productivity improvement also continues to be a key area of focus for the Company and efforts to drive productivity complement our restructuring and related activities to minimize the impact of rising material costs and other administrative cost inflation. Because material costs are approximately two thirds of our cost of goods sold, volatility in this area can significantly impact profitability. Our goal is to have pricing and productivity programs that offset material and other inflationary cost increases as well as pay for investments in key growth areas.

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

A discussion regarding Results of Operations and Analysis of Financial Condition for the year ended December 31, 2019, as compared to the year ended December 31, 2018, is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which discussion is incorporated herein by reference.

Acquisition of Aclara

On February 2, 2018 the Company acquired Aclara for approximately $1.1 billion. Aclara is a leading global provider of smart infrastructure solutions for electric, gas, and water utilities, with advanced metering solutions and grid monitoring sensor technology, as well as leading software enabled installation services. The acquisition extends the Utility Solutions segment's capabilities into smart automation technologies, accelerates ongoing innovation efforts to address utility customer demand for data and integrated solutions, and expands the segment's reach to a broader set of utility customers.

For additional information about the Aclara acquisition, refer to Note 3 — Business Acquisitions and Dispositions in the Notes to the Consolidated Financial Statements.

HUBBELL INCORPORATED - Form 10-K	21

Organizational Changes

Effective January 1, 2021 the Company consolidated the three business groups within its Electrical segment, and renamed the segment as Hubbell Electrical Solutions ("Electrical Solutions"). The Electrical Solutions segment unites businesses with similar operating models, products, and go to market strategies under one operating banner and common leadership to drive synergies and long-term growth opportunities.

Also effective January 1, 2021 the Company moved its Hubbell Gas Connectors and Accessories business, from the Electrical Solutions segment to the Utility Solutions segment to create synergies with the existing gas products offered within the Utility Solutions segment and to better serve its utility customers. The Hubbell Gas Connectors and Accessories business represented approximately $157.1 million of net sales and $19.4 million of operating profit in 2020. The Company will report its segment results under this revised reporting structure beginning with the filing of its Quarterly Report on Form 10-Q for the first quarter ended March 31, 2021.

22	HUBBELL INCORPORATED - Form 10-K

Impact of the COVID-19 Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19), which began to affect the Company’s business and operations late in the first quarter of 2020 and became more pronounced during the second quarter of 2020 as foreign and U.S. federal, state and local governments reacted to the public health crisis with mitigation measures, including the shutdown of large portions of the U.S. and global economies. The pandemic continues to significantly affect U.S. and global economic conditions as governments, businesses and individuals react to the COVID-19 pandemic and efforts to reopen their respective economies. As of December 31, 2020, there continues to be significant uncertainty around the scope, severity, and duration of the pandemic, as well as the breadth and duration of business disruptions related to it and the overall impact on the U.S. and global economies.

The extent to which the coronavirus pandemic affects our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict including new information that may emerge concerning the severity of the COVID-19 pandemic, additional outbreaks or resurgence of COVID-19, the timing and availability of vaccines and effective treatments and the actions taken to contain it or respond to its health and economic effects.

Most of our manufacturing operations are currently deemed essential and continue to operate. Our top priority has been to take appropriate actions to protect the health and safety of our employees. We have adjusted standard operating procedures within our business operations to ensure the continued safety of those within our locations and continually monitor health guidelines to ensure ongoing compliance and protection of our employees. These procedures include expanded and more frequent cleaning within facilities, implementation of appropriate social distancing programs, shift changes, requiring use of certain personal protective equipment, screening protocols and work from home programs, as applicable. Despite these efforts, the COVID-19 pandemic continues to pose the risk that our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities, partially or completely, for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities or imposed by our management, or that the pandemic may otherwise interrupt or impair business activities.

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
We also experienced a temporary stoppage of certain large meter installation services within our Aclara business. Given the continued uncertainty around the scope, severity, and duration of the pandemic, we expect these disruptions and inefficiencies in our operations, or disruptions in the operations of our suppliers, may adversely affect our operating results in future periods. The ultimate extent and duration of these disruptions is unknown but could have a material adverse effect on our results of operations and liquidity.

The disruption in economic activity as a result of the COVID-19 pandemic also affected customer demand across our end markets in 2020 and we anticipate that continuing measures to combat the pandemic will continue to adversely affect demand for an unknown period. In general terms, our Electrical Solutions segment experienced significant volume declines in 2020. In our Utility Solutions segment, demand continued to be strong within our Power Systems business group, which provides critical transmission and distribution ("T&D") components to electric utilities. Aclara revenues continue to be affected by regulatory restrictions on certain project deployments and installations as a result of the COVID-19 pandemic, although these headwinds moderated in the second half of 2020 and we expect that moderation to continue in 2021.

Our labor costs in 2020 include an appreciation pay increase provided to our U.S. and Mexican hourly employees, as well as salaried employees involved in the ongoing operations of plants and warehouse operations. We have also implemented an emergency paid leave program that provides employees paid time off in certain situations triggered by the COVID-19 pandemic. The extent and duration of additional cost increases of this nature in the future, or other future cost increases due to the COVID-19 pandemic, remains uncertain.

During 2020, we took actions that mitigated a portion of the impact of the anticipated decline in demand and cost increases. Beginning in the first quarter of 2020 we instituted a travel and entertainment expense freeze and other discretionary expense reduction initiatives and began re-aligning facilities and headcount in response to expected changes in demand. Cost containment actions effective for the second quarter of 2020 included a 25% salary reduction for senior executives, a 15% salary reduction for all other executives, a two week mandatory furlough for other salaried employees during the second quarter, and forgone quarterly retainer payments for the Board of Directors. While the majority of these compensation actions were limited to the second quarter of 2020, we continue to take cost actions as necessary to mitigate the effect of lower demand. We also continue to expect savings from our restructuring and related activities and to invest in restructuring and related actions as appropriate. Moreover, during the third quarter of 2020, our strong cash position allowed us to pre-pay the remaining $90.6 million principal of the Term Loan incurred to acquire Aclara approximately 2.5 years prior to its scheduled maturity as further discussed below. Given continued economic uncertainty, however, we were selective with our capital expenditures in 2020.

Further quantification and discussion of these pandemic related effects are included in the discussion of results of operations below.

HUBBELL INCORPORATED - Form 10-K	23

Results of Operations

Our operations are classified into two reportable segments: Electrical (renamed Electrical Solutions effective January 1, 2021) and Utility Solutions. For a complete description of the Company’s segments, see Part I, Item 1 of this Annual Report on Form 10-K. Within these segments, Hubbell serves customers in five primary end markets: utility T&D components, utility communications and controls, non-residential, residential, and industrial.

In 2020, organic net sales(1) declined by 9.1 percent or $418 million on overall weak end markets, primarily as a result of the impact of the COVID-19 pandemic. Non-residential and industrial markets each experienced significant declines in the second quarter of 2020 and remained soft in the second half of the year, which affected the performance of the Electrical Solutions segment. Demand in the utility T&D components market remained resilient; however performance within our Utility Solutions segment was affected by the previously noted temporary delays of certain meter installations and regulatory restrictions on smart infrastructure projects and deployments.

Operating margin declined in 2020, by 30 basis points and adjusted operating margin(1) declined by 10 basis points, driven by lower net sales volume, and inefficiencies and cost increases within gross margin resulting primarily from the pandemic. These headwinds were partially offset by higher savings from our restructuring and related actions, cost actions and reductions within S&A expense associated with lower volume and the COVID-19 pandemic, and favorable price realization and material costs. In 2020, net income attributable to Hubbell declined by 12.4 percent compared to the prior year and diluted earnings per share declined by 12.0 percent. Adjusted net income attributable to Hubbell(1) declined by 7.1 percent in 2020 compared to the prior year and adjusted diluted earnings per share(1) declined by 6.7 percent in 2020.

Free cash flow(2) was strong in 2020 at $559.6 million as compared to $497.7 million in the prior year. In 2020 we paid $201.4 million in shareholder dividends, an increase of 7.9 percent as compared to the prior year, while also reducing our long term debt by $106.3 million, and allocating approximately $239.6 million of capital to acquisitions.

(1) Organic net sales, adjusted operating margin, adjusted net income attributable to Hubbell and adjusted diluted earnings per share are non-GAAP financial measures. See "Adjusted Operating Measures" below for a reconciliation to the comparable GAAP financial measures.
(2) Free cash flow is a non-GAAP financial measure. See "Adjusted Operating Measures" and "Financial Condition, Liquidity and Capital Resources - Cash Flow" below for a reconciliation to the comparable GAAP financial measure.

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Year Ending December 31,
	2020	% of Net sales	2019	% of Net sales	2018	% of Net sales
Net sales	$4,186.0		$4,591.0		$4,481.7
Cost of goods sold	2,976.7	71.1%	3,238.3	70.5%	3,181.3	71.0%
Gross profit	1,209.3	28.9%	1,352.7	29.5%	1,300.4	29.0%
Selling & administrative expenses	676.3	16.2%	756.1	16.5%	743.5	16.6%
Operating income	533.0	12.7%	596.6	13.0%	556.9	12.4%
Net income attributable to Hubbell	351.2	8.4%	400.9	8.7%	360.2	8.0%
Less: Earnings allocated to participating securities	(1.3)		(1.5)		(1.3)
Net income available to common shareholders	349.9		399.4		358.9
Average number of diluted shares outstanding	54.5		54.7		54.9
EARNINGS PER SHARE - DILUTED	$6.43		$7.31		$6.54

24	HUBBELL INCORPORATED - Form 10-K

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

Adjusted operating measures exclude amortization of all intangible assets associated with our business acquisitions, including inventory step-up amortization associated with those acquisitions. The intangible assets associated with our business acquisitions arise from the allocation of the purchase price using the acquisition method of accounting in accordance with Accounting Standards Codification 805, “Business Combinations.” These assets consist primarily of customer relationships, developed technology, trademarks and tradenames, and patents, as reported in Note 6 – Goodwill and Other Intangible Assets, under the heading “Total Definite-Lived Intangibles" within the Notes to Consolidated Financial Statements.

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

Adjusted operating measures also exclude pension settlement charges in 2020, the gain on the disposition of the Haefely business, an investment loss, as well as a charge to recognize certain additional liabilities associated with the Company's withdrawal from a multi-employer pension plan, each in 2019, and Aclara transaction costs in 2018. The Company believes that the exclusion of these non-core items enhances management’s and investors’ ability to analyze underlying business performance and facilitates comparisons of our financial results over multiple periods. Refer to Note 11 – Retirement Benefits, Note 3 – Business Acquisitions and Dispositions, Note 14 – Fair Value Measurement, and Note 15 – Commitments and Contingencies in the Notes to Consolidated Financial Statements, for additional information.

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

HUBBELL INCORPORATED - Form 10-K	25

The following table reconciles our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	For the Year Ended December 31,
	2020	% of Net sales	2019	% of Net sales	2018	% of Net sales
Gross profit (GAAP measure)	$1,209.3	28.9%	$1,352.7	29.5%	$1,300.4	29.0%
Amortization of acquisition-related intangible assets	26.1		24.0		29.5
Adjusted gross profit	$1,235.4	29.5%	$1,376.7	30.0%	$1,329.9	29.7%

S&A expenses (GAAP measure)	$676.3	16.2%	$756.1	16.5%	$743.5	16.6%
Amortization of acquisition-related intangible assets	49.8		48.1		46.4
Aclara transaction costs	—		—		9.5
Adjusted S&A expenses	$626.5	15.0%	$708.0	15.4%	$687.6	15.3%

Operating income (GAAP measure)	$533.0	12.7%	$596.6	13.0%	$556.9	12.4%
Amortization of acquisition-related intangible assets	75.9		72.1		75.9
Aclara transaction costs	—		—		9.5
Adjusted operating income	$608.9	14.5%	$668.7	14.6%	$642.3	14.3%

Net income attributable to Hubbell (GAAP measure)	$351.2		$400.9		$360.2
Amortization of acquisition-related intangible assets	75.9		72.1		75.9
Gain on disposition of business	—		(21.7)		—
Pension charge	7.6		8.5		—
Loss on investment	—		5.0		—
Aclara transaction costs	—		—		12.8
Total pre-tax adjustments to net income	83.5		63.9		88.7
Income tax effects(1)	20.6		19.1		20.9
Adjusted net income attributable to Hubbell	$414.1		$445.7		$428.0
Less: Earnings allocated to participating securities	(1.5)		(1.7)		(1.5)
Adjusted net income available to common shareholders	$412.6		$444.0		$426.5
Average number of diluted shares outstanding	54.5		54.7		54.9
ADJUSTED EARNINGS PER SHARE — DILUTED	$7.58		$8.12		$7.77
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

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Year Ended December 31,
	2020	Inc/(Dec) %	2019	Inc/(Dec) %
Net sales growth (decline) (GAAP measure)	$(405.0)	(8.8)	$109.3	2.4
Impact of acquisitions	44.8	1.0	54.5	1.2
Impact of divestitures	(20.3)	(0.4)	(17.1)	(0.4)
Foreign currency exchange	(11.6)	(0.3)	(17.4)	(0.4)
Organic net sales growth (decline) (non-GAAP measure)	$(417.9)	(9.1)	$89.3	2.0

26	HUBBELL INCORPORATED - Form 10-K

2020 Compared to 2019

Net Sales

Net sales of $4.2 billion in 2020 decreased by $405.0 million compared to 2019. Organic net sales declined by 9.1% due to lower unit volume primarily driven by the unfavorable effects of the COVID-19 pandemic on demand, as well as restrictions on project deployments and installations within our Aclara business associated with the COVID-19 pandemic. The impact of lower unit volume was partially offset by an increase in Net sales of less than one percentage point from the effect of acquisitions and dispositions and favorable price realization.

Cost of Goods Sold

As a percentage of Net sales, Cost of goods sold was 71.1% of net sales in 2020 as compared to 70.5% in 2019. The increase primarily reflects cost increases that exceeded savings from productivity initiatives, inefficiencies related to the COVID-19 pandemic and lower sales volume, partially offset by favorable price realization and material costs, higher savings from our restructuring and related actions, and a favorable impact from acquisitions.

Gross Profit

The gross profit margin in 2020 was 28.9% of net sales as compared to 29.5% in 2019. Excluding amortization of acquisition-related intangible assets, the adjusted gross profit margin was 29.5% in 2020 as compared to 30.0% in 2019. The decline in adjusted gross profit margin primarily reflects cost increases that exceeded savings from productivity initiatives, inefficiencies related to the COVID-19 pandemic and lower sales volume, partially offset by favorable price realization and material costs, higher savings from our restructuring and related actions, and a favorable impact from acquisitions.

Selling & Administrative Expenses

S&A expense in 2020 was $676.3 million and decreased by $79.8 million compared to the prior year period. S&A expense as a percentage of net sales declined by 30 basis points to 16.2% in 2020. Excluding amortization of acquisition-related intangible assets, adjusted S&A expense as a percentage of net sales declined by 40 basis points to 15.0% in 2020. The decrease in S&A expense as a percentage of Net sales in 2020 as compared to the same prior year period is primarily due to the impact of compensation actions taken in the second quarter of 2020 in response to lower Net sales volumes associated with the pandemic as well as other cost reductions associated with lower volume and the COVID-19 pandemic, including lower travel and entertainment costs. These decreases were partially offset by the deleveraging effect of lower sales volume and the timing of stock-based compensation expense associated with our annual grant, which shifted from the fourth quarter of 2019 to the first quarter of 2020.

Operating Income

Operating income decreased 11% in 2020 to $533.0 million compared to 2019, and operating margin declined by 30 basis points to 12.7%. Excluding amortization of acquisition-related intangible assets, adjusted operating income declined by 8.9% percent in 2020 to $608.9 and adjusted operating margin declined by 10 basis points to 14.5% in 2020. The decrease in adjusted operating income and margin is primarily due to the effect on gross margin of lower volume and higher costs, including inefficiencies related to the COVID-19 pandemic, partially offset by lower S&A expense due to the factors described above.

Total Other Expense

Total other expense increased by $3.4 million in 2020 to $79.5 million compared to the prior year primarily due to a $21.7 million gain recognized on the disposal of the Haefely business in 2019 and higher losses on foreign exchange revaluations in the current year, partially offset by a $5.0 million loss on an investment in an available-for-sale debt security in 2019 that did not repeat in 2020, as well as lower non-service pension costs and interest expense in the current year.

Income Taxes

The effective tax rate was 21.5% in 2020 as compared to 21.7% in 2019. The decrease in the effective tax rate is primarily due to a favorable impact from the state effective tax rate and favorable tax effects from stock based compensation, partially offset by the absence in the current year of favorable adjustments related to dispositions in 2019.

HUBBELL INCORPORATED - Form 10-K	27

Net Income Attributable to Hubbell and Earnings Per Diluted Share

Net income attributable to Hubbell was $351.2 million in 2020 and decreased 12.4% as compared to 2019. Adjusted net income attributable to Hubbell was $414.1 million in 2020 and decreased 7.1% as compared to 2019 primarily as a result of lower operating income, driven by lower Net sales volumes and other COVID-19 pandemic effects (as detailed above), partially offset by a decrease in the effective tax rate, and lower non-service pension costs and interest expense. As a result, earnings per diluted share in 2020 decreased 12.0% compared to 2019. Adjusted earnings per diluted share in 2020 decreased 6.7% as compared to 2019.

Segment Results

Electrical Solutions

	For the Year Ended December 31,
(in millions)	2020	2019
Net sales	$2,263.6	$2,625.7
Operating income (GAAP measure)	$234.8	$320.1
Amortization of acquisition-related intangible assets	24.2	23.1
Adjusted operating income	$259.0	$343.2
Operating margin (GAAP measure)	10.4%	12.2%
Adjusted operating margin	11.4%	13.1%
 The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Year Ended December 31,
Electrical Solutions	2020	Inc/(Dec) %	2019	Inc/(Dec) %
Net sales growth (decline) (GAAP measure)	$(362.1)	(13.8)	$(34.9)	(1.3)
Impact of acquisitions	18.8	0.7	0.8	—
Impact of divestitures	(20.3)	(0.8)	(17.1)	(0.6)
Foreign currency exchange	(3.3)	(0.1)	(9.8)	(0.4)
Organic net sales growth (decline) (non-GAAP measure)	$(357.3)	(13.6)	$(8.8)	(0.3)

Net sales of the Electrical Solutions segment in 2020 were $2.3 billion and decreased by $362.1 million, or 13.8% as compared to 2019. Organic net sales in 2020 declined by 13.6% as compared to the same prior year period due to lower unit volume, primarily driven by the unfavorable effects of the COVID-19 pandemic on demand. Net sales in 2020 also declined, by less than 1% from the effect of acquisitions and dispositions, as the decline from the disposal of the Haefely business was greater than Net sales added by acquisitions.

Within the segment, the aggregate Net sales of our Commercial and Industrial and Construction and Energy business groups decreased in 2020 by approximately 14 percentage points as compared to the prior year, primarily due to lower volume driven by the unfavorable impact of the COVID-19 pandemic on demand, partially offset by favorable price realization. Net sales of our Lighting business group in 2020 declined by approximately 14 percentage points as compared to the prior year period due to lower unit volumes also driven by the unfavorable effects of the COVID-19 pandemic on demand. Within the Lighting business group, Net sales of commercial and industrial lighting products in 2020 decreased by approximately 22% compared to the prior year period driven by lower overall market demand, as well as softness in our national accounts. Net sales of residential lighting products increased by approximately 6% in 2020 as compared to the same prior year period due to strength in home center and e-commerce sales, partially offset by weakness in home builder markets in 2020 as compared to the prior year.

Operating income of the Electrical Solutions segment in 2020 was $234.8 million and decreased approximately 27% compared to 2019, while operating margin in 2020 decreased by 180 basis points to 10.4%. Excluding amortization of acquisition-related intangibles, adjusted operating margin decreased by 170 basis points to 11.4% in 2020 as compared to 2019. The decrease in operating income and operating margin in 2020 is primarily due to lower Net sales volume and inefficiencies related to the pandemic and higher stock based compensation expense due to the change in timing of our annual equity grants. These items were partially offset by favorable price realization and material costs, higher savings from our restructuring and related activities, savings from productivity initiatives and lower costs due in part to the impact of compensation actions and other cost reductions associated with the COVID-19 pandemic.

28	HUBBELL INCORPORATED - Form 10-K

Utility Solutions

	For the Year Ended December 31,
(in millions)	2020	2019
Net sales	$1,922.4	$1,965.3
Operating income	$298.2	$276.5
Amortization of acquisition-related intangible assets	51.7	49.0
Adjusted operating income	$349.9	$325.5
Operating margin (GAAP measure)	15.5%	14.1%
Adjusted operating margin	18.2%	16.6%

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Year Ended December 31,
Utility Solutions	2020	Inc/(Dec) %	2019	Inc/(Dec) %
Net sales growth (decline) (GAAP measure)	$(42.9)	(2.2)	$144.2	7.9
Impact of acquisitions	26.0	1.3	53.7	2.9
Impact of divestitures	—	—	—	—
Foreign currency exchange	(8.3)	(0.4)	(7.6)	(0.4)
Organic net sales growth (decline) (non-GAAP measure)	$(60.6)	(3.1)	$98.1	5.4

Net sales in the Utility Solutions segment in 2020 were $1.9 billion, down 2.2% as compared to 2019, due to a 3.1% decline in Organic net sales resulting from restrictions associated with the pandemic on project deployments and installations, partially offset by higher end-market demand in the electrical transmission and distribution markets, an increase in storm-related sales as compared to the prior year, and favorable price realization. Acquisitions contributed 1.3% to Net sales growth in 2020 and foreign exchange was slightly unfavorable by 0.4%.

Within the Utility Solutions segment, Net sales of our Power Systems business group in 2020 increased by approximately 5% as compared to the prior year driven by domestic demand in the utility transmission and distribution markets as well as Net sales growth from acquisitions and higher storm-related sales as compared to the prior year. Net sales of the Aclara business group in 2020 decreased by approximately 15% as compared to the prior year primarily driven by restrictions associated with the pandemic on project deployments and installations.

Operating income in the Utility Solutions segment in 2020 increased by 8% to $298.2 million as compared to 2019. Operating margin in 2020 increased to 15.5% as compared to 14.1% in 2019. Excluding amortization of acquisition-related intangibles the adjusted operating margin in 2020 increased by 160 basis points to 18.2% as compared to the prior year. That increase was primarily driven by savings from our productivity initiatives and lower cost inflation, due in part to the impact of compensation actions and other cost reductions associated with the COVID-19 pandemic, favorable price realization, higher savings from restructuring programs and lower restructuring and related costs, and favorable Net sales mix. Those favorable items were partially offset by the impact of lower volume, COVID-19 pandemic related inefficiencies and higher stock based compensation expense due to the change in timing of our annual equity grants.

HUBBELL INCORPORATED - Form 10-K	29

Financial Condition, Liquidity and Capital Resources

Cash Flow

	For the Year Ended December 31,
(in millions)	2020	2019	2018
Net cash provided by (used in):
Operating activities	$648.0	$591.6	$517.1
Investing activities	(328.8)	(128.9)	(1,201.4)
Financing activities	(244.2)	(471.0)	506.5
Effect of foreign currency exchange rate changes on cash and cash equivalents	2.6	1.3	(8.2)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$77.6	$(7.0)	$(186.0)

The following table reconciles our cash flows from operating activities to free cash flows for 2020, 2019 and 2018:

	For the Year Ended December 31,
(in millions)	2020	2019	2018
Net cash provided by operating activities (GAAP measure)	$648.0	$591.6	$517.1
Less: Capital expenditures	(88.4)	(93.9)	(96.2)
Free cash flow	$559.6	$497.7	$420.9
Free cash flow as a percent of net income attributable to Hubbell	159.3%	124.1%	116.9%

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

2020 Compared to 2019

Cash provided by operating activities in 2020 was $648.0 million compared to cash provided by operating activities of $591.6 million in 2019 and increased primarily due to changes in the components of working capital, including accounts receivable and inventories, as well as the deferral in 2020 of the employer portion of certain payroll taxes under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, partially offset by decreases in current liabilities in 2020 as compared to 2019.

Cash used for investing activities was $328.8 million in 2020 compared to cash used of $128.9 million in 2019 and primarily reflects an increase in cash used for acquisitions in 2020 and the absence of the net proceeds for the sale of the Haefely business in 2019, partially offset by lower cash used for capital expenditures in 2020.

Cash used in financing activities was $244.2 million in 2020 as compared to cash used of $471.0 million in 2019. The change in cash flows from financing activities primarily reflects the settlement of the remaining principal amount under the Term Loan in 2020.

The favorable impact of foreign currency exchange rates on cash was $2.6 million in 2020 as compared to a favorable effect of $1.3 million in 2019. The favorable impact in 2020 was primarily related to a stronger Canadian Dollar, British Pound, Australian Dollar and Chinese Yuan versus the U.S. Dollar, partially offset by a weaker Mexican Peso and Brazilian Real.

Investments in the Business

Investments in our business include cash outlays for the acquisition of businesses as well as expenditures to maintain the operation of our equipment and facilities and invest in restructuring activities.

30	HUBBELL INCORPORATED - Form 10-K

In the fourth quarter of 2020, the Company acquired all of the issued and outstanding shares of Armorcast Products Company, Inc. (“Armorcast”) for $136.8 million, all of the issued and outstanding shares of Beckwith Electric Co., Inc., (“Beckwith”) for $54.3 million and all of the issued and outstanding shares of AccelTex Solutions, LLC (“AccelTex”) for $45.1 million, net of cash acquired in all cases.

In the fourth quarter of 2019, the Company acquired all of the issued and outstanding shares of Cantega Technologies Inc., including its wholly owned subsidiary Greenjacket Inc., and all of the issued and outstanding shares of Reliaguard Inc. (collectively “Cantega”) for $38.4 million, net of cash acquired, and the Company also acquired substantially all of the assets of Connector Products, Incorporated (“CPI”) for $27.9 million.

In February 2018, the Company completed the acquisition of Aclara for approximately $1.1 billion in an all-cash transaction. To fund the Aclara acquisition, on February 2, 2018 the Company borrowed $500 million under a Term Loan Agreement (fully repaid in 2020) with a syndicate of lenders, issued $450 million of unsecured, 3.50% senior notes maturing in 2028, and the remaining purchase price and transaction expenses were funded with commercial paper. Refer to Note 3 — Business Acquisitions and Note 12 — Debt in the Notes to Consolidated Financial Statements for additional information.

We continue to invest in restructuring and related programs to maintain a competitive cost structure, to drive operational efficiencies and to mitigate the impact of rising material costs and administrative cost inflation. We expect our investment in restructuring and related activities to continue in 2021 as we continue to invest in previously initiated actions and initiate further footprint consolidation and other cost reduction initiatives.

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

The table below presents the restructuring and related costs incurred in 2020, additional expected costs, and the expected completion date of restructuring actions that have been initiated as of December 31, 2020 and in prior years (in millions):

	Costs Incurred in 2020	Additional Expected Costs	Expected Completion Date
2020 Restructuring Actions	$18.4	$7.7	2021
2019 and Prior Restructuring Actions	5.7	1.9	2021
Restructuring cost (GAAP measure)	$24.1	$9.6
Restructuring-related costs	6.5	1.1
Restructuring and related costs (Non-GAAP)	$30.6	$10.7

During 2020, we invested $88.4 million in capital expenditures, a decrease of $5.5 million as compared to 2019 as we were selective with our 2020 capital expenditures as a result of the general slowdown in economic activity associated with the COVID-19 pandemic.

Stock Repurchase Program

On October 20, 2017, the Board of Directors approved a stock repurchase program (the “October 2017 program”) that authorized the repurchase of up to $400.0 million of common stock and expired on October 20, 2020. On October 23, 2020 the Board of Directors approved a new stock repurchase program that authorized the repurchase of up to $300 million of common stock and expires in October 2023. At December 31, 2020 our remaining share repurchase authorization under the October 2020 program is $300.0 million. The Company repurchased $41.3 million and $35.0 million of shares of common stock, in 2020 and 2019, respectively. All of the repurchases in 2020 were completed prior to expiration of the October 2017 program. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

HUBBELL INCORPORATED - Form 10-K	31

Debt to Capital

At December 31, 2020 and 2019, the Company had $1,436.9 million and $1,506.0 million, respectively, of long-term debt outstanding, net of unamortized discount and the unamortized balance of capitalized debt issuance costs. At December 31, 2020 the Company had no long-term debt with maturities due within the next twelve months. At December 31, 2019 the Company also had $34.4 million of long-term debt classified as short-term on the Consolidated Balance Sheets, reflecting maturities due within the next 12 months.

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

In March 2020, the Company borrowed $100.0 million and in April 2020, the Company borrowed an additional $125.0 million under the 2018 Credit Facility. In the second quarter of 2020, the Company repaid $100.0 million of such borrowings. In July 2020, the Company repaid the remaining $125.0 million of outstanding borrowings, and as a result the Company has $750.0 million of borrowing capacity under the 2018 Credit Facility at December 31, 2020. There were no borrowings outstanding at December 31, 2019.

Term Loan Agreement

The Company was also a party to a Term Loan Agreement (the “Term Loan Agreement”) with a syndicate of lenders under which the Company borrowed $500 million on an unsecured basis to partially finance the Aclara acquisition on February 2, 2018. During the third quarter of 2020, the Company repaid in full the remaining principal outstanding under the Term Loan Agreement. The Company paid $90.7 million in cash, composed of $90.6 million of principal and $0.1 million of accrued interest, also resulting in a $0.2 million loss on extinguishment of debt (recorded within Interest expense in the Consolidated Statement of Income) primarily related to the write-off of capitalized debt issuance costs.

Unsecured Senior Notes

At December 31, 2020 and December 31, 2019, long-term debt includes unsecured, senior notes in principal amounts of $300 million due in 2022, $400 million due in 2026, $300 million due in 2027, and $450 million due in 2028 (collectively, the "Notes").
The Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of default under the indentures governing the Notes, or upon a change in control triggering event as defined in the indenture governing the notes, as supplemented. The Company was in compliance with all covenants (none of which are financial) as of December 31, 2020.

Short-term Debt

At December 31, 2020 and 2019, the Company had $153.1 million and $65.4 million, respectively, of short-term debt outstanding composed of:

◦$150.0 million of commercial paper borrowings outstanding at December 31, 2020 and $26.0 million of commercial paper borrowings outstanding at December 31, 2019.

◦$34.4 million at December 31, 2019 of long-term debt classified as short-term within current liabilities in the Consolidated Balance Sheets, reflecting maturities within the next twelve months relating to our borrowing under the now fully repaid Term Loan Agreement.

◦$3.1 million at December 31, 2020 and $5.0 million at December 31, 2019, respectively, of borrowings to support our international operations in China.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

32	HUBBELL INCORPORATED - Form 10-K

The following table sets forth the reconciliation of net debt at December 31, 2020 and 2019:

	December 31,
(in millions)	2020	2019
Total Debt	$1,590.0	$1,571.4
Total Hubbell Shareholders’ Equity	2,070.0	1,947.1
TOTAL CAPITAL	$3,660.0	$3,518.5
Debt to Total Capital	43%	45%
Cash and Investments	$340.0	$251.9
NET DEBT	$1,250.0	$1,319.5
Net Debt to Total Capital	34%	38%

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

In 2020, we invested in acquisitions and also returned capital to our shareholders through dividends and share repurchases. These activities were funded primarily with cash flows from operations, however a portion of our fourth quarter 2020 acquisitions were funded by short-term commercial paper borrowings.

◦Cash used for the acquisition of businesses in 2020 was $239.6 million. Further discussion of our acquisitions can be found in Note 3 — Business Acquisitions and Dispositions in the Notes to Consolidated Financial Statements.

◦In 2020, cash used for share repurchases was $41.3 million. Dividends paid on our Common Stock in 2020 were $201.4 million.

We also require cash outlays to fund our operations, capital expenditures, and working capital requirements to accommodate anticipated levels of business activity, as well as our rate of cash dividends and potential future acquisitions. We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities, including defined benefit retirement obligations and other benefits. As a result of the TCJA, we also have an obligation to fund, by annual installments through 2025, the Company's liability for the transition tax on the deemed repatriation of foreign earnings.

Our sources of funds and available resources to meet these funding needs are as follows:

◦Cash flows from operating activities and existing cash resources: In additional to our cash flows from operating activities, was also had $259.6 million of cash and cash equivalents at December 31, 2020, of which approximately 16% was held inside the United States and the remainder held internationally.

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

In March 2020, the Company borrowed $100.0 million under the 2018 Credit Facility and in April 2020, the Company borrowed an additional $125.0 million. While the Company believes that it had sufficient liquidity to fund its operations and meet its obligations, the Company further increased its cash position as a precautionary measure in order to preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. During the second quarter the Company repaid $100.0 million of its borrowings under the 2018 Credit Facility and in July 2020, the Company repaid the remaining $125.0 million of the outstanding borrowings. As a result the full $750.0 million of borrowing capacity under the 2018 Credit Facility was available to the Company at December 31, 2020.

HUBBELL INCORPORATED - Form 10-K	33

◦In addition to our commercial paper program and existing revolving credit facility, we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position we believe that we would be able to obtain additional long-term debt financing on attractive terms.

◦The Company also maintains other lines of credit that are primarily used to support the issuance of letters of credit. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. At December 31, 2020 and 2019, total availability under these lines was $32.1 million and $23.0 million, respectively, of which $19.3 million and $15.7 million was utilized to support letters of credit and the remaining amount was unused. The annual commitment fees associated with these lines of credit are not material.

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

In 2020, the Company recognized a $7.6 million settlement loss relating to retirees that elected to receive lump-sum distributions from the Company's defined benefit pension plans. This charge was the result of lump-sum payments which exceeded the threshold for settlement accounting under U.S. GAAP for 2020.

In 2019, the Company approved amendments to one of its domestic qualified defined benefit pension plans, that froze service accruals for nearly all active participants within the plan effective January 1, 2020. As a result of the amendments, the Company recognized a $0.3 million curtailment charge, net of tax.

In 2018, the Company approved amendments to one of its foreign defined benefit pension plans, that closed the plan to future service accruals effective August 31, 2018. As a result of the amendments, in the third quarter of 2018, the Company recognized a curtailment gain of approximately $4.7 million, net of tax, in accumulated other comprehensive income. In addition, effective August 31, 2018, the amortization of actuarial gains and losses is being recognized over the remaining life expectancy of the participants of this plan, as all participants are considered inactive as a result of the amendment.

In 2018, we completed transactions with a third-party insurer to settle approximately $28 million of projected benefit obligations of our domestic qualified defined benefit pension plans.

Changes in the value of the defined benefit plan assets and liabilities will affect the amount of pension expense ultimately recognized. Although differences between actuarial assumptions and actual results are no longer deferred for balance sheet purposes, deferral is still permitted for pension expense purposes. Unrecognized gains and losses in excess of an annual calculated minimum amount (the greater of 10% of the projected benefit obligation or 10% of the market value of assets) have been amortized and recognized in net periodic pension cost. Effective January 1, 2020, the amortization of unrecognized gains and losses of all of the Company's qualified defined benefit pension plans is recognized over the remaining life expectancy of participants, as all participants are considered inactive as a result of plan amendments. During 2020 and 2019, we recorded $9.8 million and $9.6 million, respectively, of pension expense related to the amortization of these unrecognized losses.

In 2020, 2019 and 2018, we contributed $23.2 million, $10.4 million, and $27.9 million, respectively, to our qualified foreign and domestic defined benefit pension plans. These contributions have improved the funded status of those plans. Although not required by ERISA and the Internal Revenue Code, the Company may elect to make a voluntary contribution to its qualified domestic defined benefit pension plan in 2021. The anticipated level of pension funding in 2021 is not expected to have a significant impact on our overall liquidity.

34	HUBBELL INCORPORATED - Form 10-K

Assumptions

The following assumptions were used to determine projected pension and other benefit obligations at the measurement date and the net periodic benefit costs for the year:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	2.47%	3.17%	2.50%	3.30%
Rate of compensation increase	0.24%	2.94%	3.99%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	3.17%	4.24%	3.30%	4.40%
Expected return on plan assets	4.69%	4.75%	N/A	N/A
Rate of compensation increase	2.94%	3.25%	4.00%	4.05%

At the end of each year, we estimate the expected long-term rate of return on pension plan assets based on the strategic asset allocation for our plans. In making this determination, we utilize expected rates of return for each asset class based upon current market conditions and expected risk premiums for each asset class. A one percentage point change in the expected long-term rate of return on pension fund assets would have an impact of approximately $8.1 million on 2021 pretax pension expense. The expected long-term rate of return is applied to the fair market value of pension fund assets to produce the expected return on fund assets that is included in pension expense.

The difference between this expected return and the actual return on plan assets was recognized at December 31, 2020 for balance sheet purposes, but continues to be deferred for expense purposes. The net deferral of past asset gains (losses) ultimately affects future pension expense through the amortization of gains (losses) with an offsetting adjustment to Hubbell shareholders’ equity through Accumulated other comprehensive loss.

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension plan liabilities. For our U.S. and Canadian pension plans, this discount rate is determined by matching the expected cash flows associated with our benefit obligations to the expected cash flows of a hypothetical portfolio of high quality, fixed income debt instruments with maturities that closely match the expected funding period of our pension liabilities. As of December 31, 2020, we used a discount rate of 2.60% for our U.S. pension plans compared to a discount rate of 3.30% used in 2019. For our Canadian pension plan, we used a discount rate of 2.55% in 2020, compared to a 3.00% discount rate used in 2019.

For our UK pension plan the discount rate was derived using a full yield curve and uses plan specific cash flows. The derived discount rate is the single discount rate equivalent to discounting these liability cash flows at the term-dependent spot rates of AA corporate bonds. This methodology resulted in a December 31, 2020 discount rate for the UK pension plan of 1.40% as compared to a discount rate of 2.10% used in 2019.

A decrease of one percentage point in the discount rate would lower our 2021 pretax pension expense by approximately $0.6 million. A discount rate increase of one percentage point would increase our 2021 pretax pension expense by approximately $0.1 million.

In 2019 we changed the mortality table used to calculate the present value of our pension plan liabilities from the RP-2014 mortality table, with generational projection from 2006 using Scale MP-2018 to the Pri-2012 mortality table, with generational projection from 2012 using Scale MP-2019. In 2020 we continued to use the Pri-2012 mortality table and adopted the MP-2020 projection scale. The Pri-2012 mortality table with adjustment for collar as appropriate and generational projection from 2012 using Scale MP-2020 was chosen as the best estimate based on the observed and anticipated experience of the plans after considering alternative tables. These changes did not have a material impact to the projected benefit obligation of our U.S. plans upon remeasurement at December 31, 2019 and December 31, 2020.

Other Post Employment Benefits (“OPEB”)

The Company also has a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits have been discontinued for substantially all future retirees. These plans are not funded and, therefore, no assumed rate of return on assets is required. We use a similar methodology to derive the yield curve for our post employment benefit plan obligations that we use for our pension plans. As of December 31, 2020, the Company used a discount rate of 2.50% to determine the projected benefit obligation compared to a discount rate of 3.30% used in 2019.

HUBBELL INCORPORATED - Form 10-K	35

In accordance with the accounting guidance for retirement benefits, we recorded to Accumulated other comprehensive loss, within Hubbell shareholders’ equity, a charge, net of tax, of approximately $0.6 million in 2020 and a benefit, net of tax, of approximately $0.9 million in 2019, related to the annual remeasurement of the OPEB plans and the amortization of prior service credits and net actuarial gains.

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

Contractual Obligations

A summary of our contractual obligations and commitments at December 31, 2020 is as follows (in millions):

	Payments due by period
	Total	2021	2022-2023	2024-2025	2026 and thereafter
Debt obligations(a)	$1,450.0	$—	$300.0	$—	$1,150.0
Short-term debt obligations(a)	153.1	153.1	—	—	—
Expected interest payments	264.5	49.5	86.7	77.2	51.1
Operating lease obligations	114.5	34.7	45.0	20.9	13.9
Retirement and other benefits(b)	178.4	13.9	17.2	16.2	131.1
Purchase obligations	372.6	356.1	13.7	2.7	0.1
Obligations under customer incentive programs	40.7	40.7	—	—	—
Income tax payments(c)	30.3	4.8	8.6	16.9	—
TOTAL	$2,604.1	$652.8	$471.2	$133.9	$1,346.2
(a)Amounts exclude unamortized discount and capitalized debt issuance costs.
(b)Amounts above reflect projected funding related to the Company’s non-qualified defined benefit pension and OPEB plans as well as remaining payments under the multi-employer pension settlement agreement described in Note 15 – Commitments & Contingencies. Projected funding obligations of the Company’s qualified defined benefit pension plans are excluded from the table as there are significant factors, such as the future market value of plan assets and projected investment return rates, which could cause actual funding requirements to differ materially from projected funding.
(c)Amount above includes future payments associated with the one-time transition tax under the TCJA.

Our purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability. These obligations primarily consist of inventory purchases made in the normal course of business to meet operational requirements and commitments for equipment purchases. As of December 31, 2020, we have $47.6 million of uncertain tax positions reflected in our Consolidated Balance Sheet. We are unable to make a reasonable estimate regarding the timing of settlement of these uncertain tax positions and, as a result, they have been excluded from the table. See Note 13 — Income Taxes in the Notes to Consolidated Financial Statements.

36	HUBBELL INCORPORATED - Form 10-K

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

Revenue Recognition

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs, for products, upon the transfer of control in accordance with the contractual terms and conditions of the sale. The majority of the Company’s revenue associated with products is recognized at a point in time when the product is shipped to the customer, with a relatively small amount of transactions in the Utility Solutions segment recognized upon delivery of the product at the contractually specified destination. Revenue from service contracts and post-shipment performance obligations is approximately three percent of total annual consolidated net revenue and those service contracts and post-shipment obligations are primarily within the Utility Solutions segment. Revenue from service contracts and post-shipment performance obligations is recognized when or as those obligations are satisfied. The Company primarily offers assurance-type standard warranties that do not represent separate performance obligations and on occasion will separately offer and price extended warranties that are separate performance obligations for which the associated revenue is recognized over-time based on the extended warranty period. The Company records amounts billed to customers for reimbursement of shipping and handling costs within revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of goods sold. Sales taxes and other usage-based taxes are excluded from revenue.
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

HUBBELL INCORPORATED - Form 10-K	37

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

Employee Benefits Costs and Funding

We sponsor domestic and foreign defined benefit pension, defined contribution and other postretirement plans. Significant assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on the pension fund assets, rate of increase in employee compensation levels and health care cost increase projections. These assumptions are determined based on Company data and appropriate market indicators, and are evaluated each year as of the plans’ measurement dates. Further discussion of the assumptions used in 2020 and 2019 are included above under “Pension Funding Status” and in Note 11 — Retirement Benefits in the Notes to Consolidated Financial Statements.

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

38	HUBBELL INCORPORATED - Form 10-K

We review depreciable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows of the asset group is less than the carrying amount, an impairment charge is recorded. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of impaired assets is determined using expected cash flow estimates, quoted market prices when available and appraisals as appropriate. We did not record any material impairment charges related to long-lived assets in 2020, 2019, or 2018.

Goodwill and indefinite-lived intangible assets are reviewed annually for impairment unless circumstances dictate the need for more frequent assessment. We perform our goodwill impairment testing as of April 1st of each year unless circumstances dictate the need for more frequent assessments. The accounting guidance provides entities an option of performing a qualitative assessment before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the goodwill is not impaired, the entity would not need to proceed to the quantitative goodwill impairment testing process as prescribed in the guidance. The Company performed a qualitative assessment for four of its six reporting units. The Company elected to bypass the qualitative assessment and proceeded directly to the quantitative analysis for its remaining reporting units.

The goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future discounted cash flows, determining appropriate discount rates and other assumptions, including assumptions about secular economic and market conditions, such as the potential continuing effects of the COVID-19 pandemic. We use internal discounted cash flow models to estimate fair value. These cash flow estimates are derived from historical experience, third-party end market data, and future long-term business plans and include assumptions of future sales growth, gross margin, operating margin, terminal growth rate, and the application of an appropriate discount rate. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. As of April 1, 2020, our goodwill testing resulted in fair values for each reporting unit that substantially exceeded the reporting unit’s carrying value. We have not recorded any goodwill impairments since the initial adoption of the accounting guidance in 2002.

The identification and measurement of impairment of indefinite-lived intangible assets involves an assessment of qualitative factors to determine whether events or circumstances indicate that it is more-likely-than-not that an indefinite-lived intangible asset is impaired. If it is more-likely-than-not that the asset is impaired, the fair value of the indefinite lived intangibles will be determined using discounted cash flow estimates. If the carrying value of these assets exceeds the estimated fair value, the carrying value will be reduced to the estimated fair value. We did not record any impairments related to indefinite-lived intangible assets in 2020, 2019, or 2018.

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

HUBBELL INCORPORATED - Form 10-K	39

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
•Ability to effectively develop and introduce new products.
•Changes in markets or competition adversely affecting realization of price increases.
•Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our lean initiatives and strategic sourcing plans.
•Impacts of trade tariffs, import quotas or other trade restrictions or measures taken by the U.S., U.K. and other countries, including the recent and potential changes in U.S. trade policies.
•Failure to comply with import and export laws.
•Availability, costs, and quantity of raw materials, purchased components, energy and freight.
•Changes relating to impairment of our goodwill and other intangible assets.
•Inability to access capital markets or failure to maintain our credit ratings.
•Changes in expected or future levels of operating cash flow, indebtedness and capital spending.
•General economic and business conditions in particular industries, markets or geographic regions, as well as inflationary trends.
•Regulatory issues, changes in tax laws including revisions or clarifications of the TCJA, or changes in geographic profit mix affecting tax rates and availability of tax incentives.
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
•Ability to successfully execute, manage and integrate key acquisitions, mergers, and other transactions, as well as the failure to realize expected synergies and benefits anticipated when we make an acquisition.
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
•Failure of information technology systems, security breaches, cyber threats, malware, phishing attacks, break-ins and similar events resulting in unauthorized disclosure of confidential information or disruptions or damage to information technology systems that could cause interruptions to our operations or adversely affect our internal control over financial reporting.
•Incurring significant and/or unexpected costs to avoid manage, defend and litigate intellectual property matters.
•Future repurchases of common stock under our common stock repurchase program.
•Changes in accounting principles, interpretations, or estimates.
•Failure to comply with any laws and regulations, including those related to data privacy and information security, environmental and conflict-free minerals.

40	HUBBELL INCORPORATED - Form 10-K

•The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies, including contingencies or costs with respect to pension withdrawal liabilities.
•Improper conduct by any of our employees, agents or business partners that damages our reputation or subjects us to civil or criminal liability.
•Our ability to hire, retain and develop qualified personnel.
•Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.
•Transitioning from LIBOR to a replacement alternative reference rate.
•Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

In 2020, we manufactured and/or assembled products in the United States, Canada, Puerto Rico, Mexico, China, the UK, Brazil, Spain and Australia and sold products in those markets as well as through offices in Singapore, Italy, China, Mexico, and South Korea and countries in the Middle East. In 2020, Hubbell also participated in joint ventures in Hong Kong and the Philippines. As a percentage of the Company’s total net sales, shipments from foreign operations directly to third parties were 8% in 2020, 9% in 2019 and 10% in 2018, with the Canadian and UK operations representing approximately 34% and 28%, respectively, of 2020 total international net sales. As such, our operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. To manage this exposure, we closely monitor the working capital requirements of our international units and may enter into forward foreign exchange contracts. Further discussion of forward exchange contracts can be found in Note 14 — Financial Instruments and Fair Value Measurement in the Notes to Consolidated Financial Statements.

Product purchases representing approximately 20% of our net sales are sourced from unaffiliated suppliers located outside the United States, primarily in China and other Asian countries, Europe and Brazil. Foreign sourcing of products may result in unexpected fluctuations in product cost or increased risk of business interruption due to lack of product or component availability due to any one of the following:

•Political or economic uncertainty in the source country
•Fluctuations in the rate of exchange between the U.S. dollar and the currencies of the source countries
•Changes in U.S. laws and policies governing foreign trade
•Increased logistical complexity including supply chain interruption or delay, port of departure or entry disruption and overall time to market
•Loss of proprietary information
•Product quality issues outside the control of the Company
We have developed plans that address many of these risks. Such actions include careful selection of products to be outsourced and the suppliers selected; ensuring multiple sources of supply; limiting concentrations of activity by port, broker, freight forwarder, etc.; processes related to quality control; and maintaining control over operations, technologies and manufacturing deemed to provide competitive advantage. Many of our businesses have a dependency on certain basic raw materials needed to produce their products including steel, aluminum, brass, copper, bronze, zinc, nickel, plastics, phenols, elastomers and petrochemicals as well as purchased electrical and electronic components. Our financial results could be affected by the availability and changes in prices of these materials and components.

HUBBELL INCORPORATED - Form 10-K	41

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

As of December 31, 2020, the long-term debt outstanding related to the fixed-rate senior notes was $1,450.0 million. The senior notes are not exposed to interest rate risk as the bonds are at a fixed-rate until maturity.

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

The following table presents cost and weighted average interest rate information related to financial instruments that are sensitive to changes in interest rates, by maturity at December 31, 2020 (dollars in millions):

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value 12/31/20
ASSETS
Available-for-sale investments	$9.3	$9.7	$13.3	$10.3	$4.6	$9.2	$56.4	$57.7
Avg. interest rate	4.32%	4.30%	4.11%	3.90%	3.80%	3.16%
LIABILITIES
Senior Notes	$—	$300.0	$—	$—	$—	$1,150.0	$1,450.0	$1,569.5
Avg. interest rate	—	3.63%	—	—	—	3.36%

We use derivative financial instruments only if they are matched with a specific asset, liability, or proposed future transaction. We do not speculate or use leverage when trading a financial derivative product.

42	HUBBELL INCORPORATED - Form 10-K

ITEM 8    Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

HUBBELL INCORPORATED - Form 10-K	43

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate systems of internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020.

During the quarter ended December 31, 2020, the Company acquired Armorcast Products Company, Inc., Beckwith Electric Co., Inc., and AccelTex Solutions, LLC for an aggregate of $236.2 million. Because the Company has not yet fully incorporated the internal controls and procedures of the acquired entities into the Company's internal control over financial reporting, management excluded these business from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. These entities accounted for 3% of the Company's total assets excluding intangibles and goodwill as of December 31, 2020 and less than 1% of the Company's net sales for the year then ended.

In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm as stated in their report which is included below within this Annual Report on Form 10-K.

/s/ GERBEN W. BAKKER	/s/ WILLIAM R. SPERRY
Gerben W. Bakker	William R. Sperry
President and Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer

44	HUBBELL INCORPORATED - Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hubbell Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Hubbell Incorporated and its subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Armorcast Products Company, Inc. (“Armorcast”), Beckwith Electric Co., Inc., (“Beckwith”) and AccelTex Solutions, LLC (“AccelTex”) from its assessment of internal control over financial reporting as of December 31, 2020 because they were acquired by the Company in purchase business combinations during 2020. We have also excluded Armorcast, Beckwith and AccelTex from our audit of internal control over financial reporting. Armorcast, Beckwith and AccelTex are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 3% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

HUBBELL INCORPORATED - Form 10-K	45

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

Goodwill Impairment Assessment - One of the Reporting Units Subject to a Quantitative Analysis

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,923.3 million as of December 31, 2020. Goodwill represents purchase price in excess of fair values of the underlying net assets of acquired companies. Goodwill is subject to annual impairment testing. Management performs its goodwill impairment testing as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. For three of its reporting units, management has elected to utilize the quantitative goodwill impairment testing process as permitted in the accounting guidance, by comparing the fair value of the Company's reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no impairment exists. Goodwill impairment testing requires judgment by management, including the identification of reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit. Management uses internal discounted cash flow models to estimate fair value. Significant judgments required by management to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions, including assumptions about secular economic and market conditions, such as the potential continuing effects of the COVID-19 pandemic. These cash flow estimates are derived from historical experience, third party end market data, and future long-term business plans and include assumptions on future sales growth, gross margin, operating margin, terminal growth rate and the application of an appropriate discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for one of the reporting units subject to a quantitative analysis is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future sales growth, gross margin, operating margin and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s quantitative goodwill impairment assessment, including controls over the determination of the fair value of the reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of the underlying data used in the model; and (iv) evaluating the significant assumptions used by management related to future sales growth, gross margin, operating margin and discount rate. Evaluating management’s assumptions related to the future sales growth, gross margin and operating margin involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with industry and third party data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discount rate.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 11, 2021

We have served as the Company's auditor since at least 1961. We have not been able to determine the specific year we began serving as auditor of the Company.

46	HUBBELL INCORPORATED - Form 10-K

Consolidated Statement of Income

	Year Ended December 31,
(in millions, except per share amounts)	2020	2019	2018
Net sales	$4,186.0	$4,591.0	$4,481.7
Cost of goods sold	2,976.7	3,238.3	3,181.3
Gross profit	1,209.3	1,352.7	1,300.4
Selling & administrative expenses	676.3	756.1	743.5
Operating income	533.0	596.6	556.9
Gain on disposition of business (Note 3)	—	21.7	—
Pension charge (Note 11 & 15)	(7.6)	(8.5)	—
Interest expense	(60.3)	(69.4)	(72.4)
Investment income	—	1.5	0.1
Other expense, net	(11.6)	(21.4)	(17.6)
Total other expense	(79.5)	(76.1)	(89.9)
Income before income taxes	453.5	520.5	467.0
Provision for income taxes	97.5	113.1	100.9
Net income	356.0	407.4	366.1
Less: Net income attributable to noncontrolling interest	4.8	6.5	5.9
NET INCOME ATTRIBUTABLE TO HUBBELL INCORPORATED	$351.2	$400.9	$360.2
Earnings per share
Basic	$6.46	$7.35	$6.57
Diluted	$6.43	$7.31	$6.54
See notes to consolidated financial statements.

Consolidated Statement of Comprehensive Income

	Year Ended December 31,
(in millions)	2020	2019	2018
Net income	$356.0	$407.4	$366.1
Other comprehensive income (loss):
Currency translation adjustment:
Foreign currency translation adjustments	12.3	3.7	(33.9)
Reclassification of currency translation gains included in net income	—	(7.7)	—
Defined benefit pension and post-retirement plans, net of taxes of $2.9, $5.3 and $(6.3)	(8.8)	(14.5)	17.8
Unrealized gain (loss) on investments, net of taxes of $(0.1), $(0.2) and $0.4	0.4	2.6	(1.4)
Unrealized gains (losses) on cash flow hedges, net of taxes of $0.1, $0.5 and $(0.5)	(0.2)	(1.3)	1.6
Other comprehensive income (loss)	3.7	(17.2)	(15.9)
Comprehensive income	359.7	390.2	350.2
Less: Comprehensive income attributable to noncontrolling interest	4.8	6.5	5.9
COMPREHENSIVE INCOME ATTRIBUTABLE TO HUBBELL	$354.9	$383.7	$344.3
See notes to consolidated financial statements.

HUBBELL INCORPORATED - Form 10-K	47

Consolidated Balance Sheet

	At December 31,
(in millions, except per share amounts)	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$259.6	$182.0
Short-term investments	9.3	14.2
Accounts receivable (net of allowances of $12.5 and $7.7)	634.7	683.0
Inventories, net	607.3	633.0
Other current assets	76.7	62.0
Total Current Assets	1,587.6	1,574.2
Property, Plant, and Equipment, net	519.2	505.2
Other Assets
Investments	71.1	55.7
Goodwill	1,923.3	1,811.8
Other Intangible assets, net	810.6	781.5
Other long-term assets	173.3	174.6
TOTAL ASSETS	$5,085.1	$4,903.0
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt and current portion of long-term debt	$153.1	$65.4
Accounts payable	378.0	347.7
Accrued salaries, wages and employee benefits	91.5	101.5
Accrued insurance	71.6	68.1
Other accrued liabilities	254.0	262.2
Total Current Liabilities	948.2	844.9
Long-term Debt	1,436.9	1,506.0
Other Non-Current Liabilities	614.6	591.6
TOTAL LIABILITIES	2,999.7	2,942.5
Commitments and Contingencies (see Note 15)
Hubbell Incorporated Shareholders’ Equity
Common stock, par value $0.01
Common stock - Authorized 200,000,000 shares, outstanding 54,382,659 and 54,514,172 shares	$0.6	$0.6
Additional paid-in capital	4.9	—
Retained earnings	2,393.7	2,279.4
Accumulated other comprehensive loss	(329.2)	(332.9)
Total Hubbell Incorporated Shareholders’ Equity	2,070.0	1,947.1
Noncontrolling interest	15.4	13.4
TOTAL EQUITY	2,085.4	1,960.5
TOTAL LIABILITIES AND EQUITY	$5,085.1	$4,903.0
See notes to consolidated financial statements.

48	HUBBELL INCORPORATED - Form 10-K

Consolidated Statement of Cash Flows

	Year Ended December 31,
(in millions)	2020	2019	2018
Cash Flows from Operating Activities
Net income	$356.0	$407.4	$366.1
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	157.6	151.0	148.4
Deferred income taxes	3.3	6.1	49.0
Stock-based compensation	23.9	16.4	24.2
Provision for bad debt expense	6.7	1.7	—
Gain on disposition of business	—	(21.7)	—
Pension charge	7.6	8.5	—
Gain on sale of assets	0.3	(0.4)	(4.0)
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	55.5	44.5	(75.4)
Decrease in inventories	50.7	12.2	34.2
Increase (decrease) in accounts payable	22.6	(41.2)	21.5
(Decrease) increase in current liabilities	(39.9)	5.0	(5.9)
Changes in other assets and liabilities, net	19.2	0.9	(20.4)
Contributions to qualified defined benefit pension plans	(23.2)	(10.4)	(27.9)
Other, net	7.7	11.6	7.3
NET CASH PROVIDED BY OPERATING ACTIVITIES	648.0	591.6	517.1
Cash Flows from Investing Activities
Capital expenditures	(88.4)	(93.9)	(96.2)
Acquisitions, net of cash acquired	(239.6)	(70.8)	(1,118.0)
Proceeds from disposal of business, net of cash	—	33.4	—
Purchases of available-for-sale investments	(35.1)	(14.1)	(16.6)
Proceeds from sales of available-for-sale investments	28.9	12.5	20.5
Proceeds from disposition of assets	4.5	3.1	6.8
Other, net	0.9	0.9	2.1
NET CASH USED IN INVESTING ACTIVITIES	(328.8)	(128.9)	(1,201.4)
Cash Flows from Financing Activities
Issuance of long-term debt	225.0	—	947.5
Payment of long-term debt	(331.3)	(225.0)	(168.8)
Issuance of short-term debt	125.5	0.7	0.8
Payment of short-term debt	(3.6)	(0.8)	(38.0)
Debt issuance cost	—	—	(7.6)
Payment of dividends	(201.4)	(186.6)	(172.3)
Payment of dividends to noncontrolling interest	(2.1)	(11.3)	(3.9)
Acquisition of common shares	(41.3)	(35.0)	(40.0)
Other	(15.0)	(13.0)	(11.2)
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(244.2)	(471.0)	506.5
Effect of foreign currency exchange rate changes on cash and cash equivalents	2.6	1.3	(8.2)
Increase (Decrease) in cash and cash equivalents	77.6	(7.0)	(186.0)
Cash and cash equivalents, beginning of year	182.0	189.0	375.0
Cash and cash equivalents, end of year	$259.6	$182.0	$189.0
See notes to consolidated financial statements.

HUBBELL INCORPORATED - Form 10-K	49

Consolidated Statement of Changes in Equity

(in millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2017	$0.6	$11.0	$1,892.4	$(269.8)	$1,634.2	$13.7
Net income	—	—	360.2	—	360.2	5.9
Other comprehensive (loss) income	—	—	—	(15.9)	(15.9)	—
Stock-based compensation	—	24.2	—	—	24.2	—
ASC 606 adoption to retained earnings	—	—	0.6	—	0.6	—
Acquisition/surrender of common shares (1)	—	(34.5)	(16.0)	—	(50.5)	—
Cash dividends declared ($3.15 per share)	—	—	(172.8)	—	(172.8)	—
Dividends to noncontrolling interest	—	—	—	—	—	(3.9)
Aclara noncontrolling interest	—	—	—	—	—	2.6
Directors deferred compensation	—	0.6	—	—	0.6	—
BALANCE AT DECEMBER 31, 2018	$0.6	$1.3	$2,064.4	$(285.7)	$1,780.6	$18.3
Net income	—	—	400.9	—	400.9	6.5
Other comprehensive (loss) income	—	—	—	(17.2)	(17.2)	—
Stock-based compensation	—	16.4	—	—	16.4	—
Reclassification of stranded tax effects	—	—	30.0	(30.0)	—	—
Acquisition/surrender of common shares (1)	—	(18.3)	(28.9)	—	(47.2)	—
Cash dividends declared ($3.43 per share)	—	—	(187.0)	—	(187.0)	—
Dividends to noncontrolling interest	—	—	—	—	—	(11.4)
Directors deferred compensation	—	0.6	—	—	0.6	—
BALANCE AT DECEMBER 31, 2019	$0.6	$—	$2,279.4	$(332.9)	$1,947.1	$13.4
Net income	—	—	351.2	—	351.2	4.8
Other comprehensive (loss) income	—	—	—	3.7	3.7	—
Stock-based compensation	—	23.9	—	—	23.9	—
Acquisition/surrender of common shares (1)	—	(17.8)	(34.1)	—	(51.9)	—
Cash dividends declared ($3.71 per share)	—	—	(201.8)	—	(201.8)	—
Dividends to noncontrolling interest	—	—	—	—	—	(2.8)
Directors deferred compensation	—	(1.2)	—	—	(1.2)	—
Cumulative effect from adoption of CECL accounting standard	—	—	(1.0)	—	(1.0)	—
BALANCE AT DECEMBER 31, 2020	$0.6	$4.9	$2,393.7	$(329.2)	$2,070.0	$15.4
See notes to consolidated financial statements.

(1) For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against Common Stock par value, Additional paid-in capital, to the extent available, and Retained earnings. The change in Retained earnings of $34.1 million, $28.9 million and $16.0 million in 2020, 2019 and 2018, respectively, reflects this accounting treatment.

50	HUBBELL INCORPORATED - Form 10-K

Notes to Consolidated Financial Statements

NOTE 1    Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The Consolidated Financial Statements include all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company participates in two joint ventures that have been consolidated in accordance with the consolidation accounting guidance. An analysis is performed to determine which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”). The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE. The Company has a 50% interest in a joint venture in Hong Kong, established as Hubbell Asia Limited (“HAL”). The principal objective of HAL is to manage the operations of its wholly-owned manufacturing company in China. Under the accounting guidance, the Company is the primary beneficiary of HAL and as a result consolidates HAL. This determination is based on the fact that HAL’s sole business purpose is to manufacture product exclusively for the Company (the power criterion) and the Company is financially responsible for ensuring HAL maintains a fixed operating margin (the losses/benefit criterion). The consolidation of HAL is not material to the Company’s consolidated financial statements.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. Actual results could differ from the estimates that are used.

Impact of the COVID-19 Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic began to affect the Company’s business and operations late in the first quarter of 2020 and became more pronounced during the second quarter of 2020. Through the fourth quarter of 2020, the pandemic continued to significantly affect global economic conditions and in the U.S. Federal, state, local, and foreign governments continue to react to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. and global economies. The extent to which the coronavirus pandemic will continue to affect our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict and which may cause the actual results to differ from the estimates and assumptions we are required to make in the preparation of financial statements according to GAAP.

Revenue Recognition

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs, for products, upon the transfer of control in accordance with the contractual terms and conditions of the sale. The majority of the Company’s revenue associated with products is recognized at a point in time when the product is shipped to the customer, with a relatively small amount of transactions in the Utility Solutions segment recognized upon delivery of the product at the contractually specified destination. Revenue from service contracts and post-shipment performance obligations is approximately three percent of total annual consolidated net revenue and those service contracts and post-shipment obligations are primarily within the Utility Solutions segment. Revenue from service contracts and post-shipment performance obligations is recognized when or as those obligations are satisfied. The Company primarily offers assurance-type standard warranties that do not represent separate performance obligations and on occasion will separately offer and price extended warranties that are separate performance obligations for which the associated revenue is recognized over-time based on the extended warranty period. The Company records amounts billed to customers for reimbursement of shipping and handling costs within revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of goods sold. Sales taxes and other usage-based taxes are excluded from revenue.

HUBBELL INCORPORATED - Form 10-K	51

Within the Electrical Solutions segment, certain businesses require a portion of the transaction price to be paid in advance of transfer of control. Advance payments are not considered a significant financing component as they are received less than one year before the related performance obligations are satisfied. In addition, in the Utility Solutions segment, certain businesses offer annual maintenance service contracts that require payment at the beginning of the contract period. These payments are treated as a contract liability and are classified in Other accrued liabilities in the Consolidated Balance Sheet. Once control transfers to the customer and the Company meets the revenue recognition criteria, the deferred revenue is recognized in the Consolidated Statement of Income. The deferred revenue relating to the annual maintenance service contracts is recognized in the Consolidated Statement of Income on a straight line basis over the expected term of the contract.

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

Investments

Investments in debt and equity securities are classified by individual security as available-for-sale, held-to-maturity or trading securities. Our available-for-sale securities, consisting of municipal bonds, are carried on the balance sheet at fair value with current period adjustments to carrying value recorded in Accumulated other comprehensive loss within Hubbell shareholders’ equity, net of tax. Realized gains and losses are recorded in income in the period of sale. The Company’s trading securities are carried on the balance sheet at fair value and consist primarily of debt and equity mutual funds. Gains and losses associated with these trading securities are reflected in the results of operations. The Company did not have any investments classified as held-to-maturity as of December 31, 2020 and 2019.

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

Inventories

Inventories are stated at the lower of cost or market value. Approximately 56% of total net inventory value is determined utilizing the last-in, first-out (LIFO) method of inventory accounting. The cost of foreign inventories and certain domestic inventories is determined utilizing average cost or first-in, first-out (FIFO) methods of inventory accounting. Reserves for excess and obsolete inventory are provided based on current assessments about future demand compared to on-hand quantities.

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

52	HUBBELL INCORPORATED - Form 10-K

Capitalized Computer Software Costs

Capitalized computer software costs, net of amortization, were $20.7 million and $22.5 million at December 31, 2020 and 2019, respectively. This balance is reflected in Other long-term assets in the Consolidated Balance Sheet. Capitalized computer software is for internal use and costs primarily consist of purchased materials, external services and salary costs for personnel dedicated to the projects. Software is amortized on a straight-line basis over appropriate periods, generally between three and five years. The Company recorded amortization expense of $10.2 million in 2020, $9.0 million in 2019 and $6.4 million in 2018 relating to capitalized computer software.

Goodwill and Other Intangible Assets

Goodwill represents purchase price in excess of fair values of the underlying net assets of acquired companies. Indefinite-lived intangible assets and goodwill are subject to annual impairment testing using the specific guidance and criteria described in the accounting guidance. The Company performs its goodwill impairment testing as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. The accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the goodwill is not impaired, the entity would not need to proceed to quantitative goodwill impairment testing process as prescribed in the guidance. The Company applied the "step-zero" test to three of its six reporting units. Based on that qualitative assessment, the Company concluded it was more-likely-than-not that the fair value of these reporting units exceeded their carrying value and therefore, further quantitative analysis was not required. For the other three reporting units the Company has elected to utilize the quantitative goodwill impairment testing process as permitted in the accounting guidance, by comparing the fair value of the Company's reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no impairment exists.

Goodwill impairment testing requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions, including assumptions about secular economic and market conditions, such as the potential continuing effects of the COVID-19 pandemic. We use internal discounted cash flow models to estimate fair value. These cash flow estimates are derived from historical experience, third party end market data, and future long-term business plans and include assumptions on future sales growth, gross margin, operating margin, terminal growth rate, and the application of an appropriate discount rate. Changes in these estimates and assumptions could affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company believes that its estimated aggregate fair value of its reporting units is reasonable when compared to the Company's market capitalization on the valuation date.

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

The Company’s intangible assets consist primarily of customer relationships, tradenames, developed technology and patents. Intangible assets with definite lives are amortized over periods generally ranging from 5-30 years. The Company amortizes intangible assets with definite lives using either an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the assets' useful life, or using a straight line method. Approximately 77% of the gross value of definite-lived intangible assets follow an accelerated amortization method. These definite lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The Company did not record any material impairments related to its definite lived intangible assets in 2020, 2019 or 2018. The Company also has some tradenames that are considered to be indefinite-lived intangible assets. These indefinite-lived intangible assets are not amortized and are tested for impairment annually, unless circumstances dictate the need for more frequent assessment.

The accounting guidance related to testing indefinite-lived intangible assets for impairment provides entities an option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the asset is not impaired, the entity would not need to calculate the fair value of the asset. The Company performed the qualitative assessment which resulted in no impairment in 2020, 2019 and 2018.

Other Long-Lived Assets

The Company reviews depreciable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, an impairment charge is recorded. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of impaired assets is determined using expected cash flow estimates, quoted market prices when available and appraisals as appropriate. The Company did not record any material impairment charges in 2020, 2019 or 2018.

HUBBELL INCORPORATED - Form 10-K	53

Leases

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

Research and Development

Research and development expenditures represent costs to discover and/or apply new knowledge in developing a new product, process, or in bringing about a significant improvement to an existing product or process. Research and development expenses are recorded as a component of Cost of goods sold. Expenses for research and development were approximately 3% of Cost of goods sold in each of 2020, 2019 and in 2018.

54	HUBBELL INCORPORATED - Form 10-K

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

In December 2019, the FASB issued an Accounting Standards Update (ASU 2019-12) "Simplifying the Accounting for Income Taxes", which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company elected to early adopt the standard during the fourth quarter. The impact of the adoption of the standard was not material.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are effective for all entities beginning on March 12, 2020 through December 31, 2022. The Company may elect to apply the amendments prospectively through December 31, 2022. The Company has not adopted this ASU as of December 31, 2020. The Company is currently assessing the impact of adopting this standard on its financial statements and the timing of adoption.

HUBBELL INCORPORATED - Form 10-K	55

NOTE 2 Revenue

Approximately two-thirds of the Company's net sales are to distributors who then sell directly into our end markets. Within the Utility Solutions segment, our businesses sell to distributors, with the majority of sales to the utility end markets. Our businesses within the Utility Solutions segment also sell directly into transmission and distribution utility markets.

The following table presents disaggregated revenue by business group:

	Twelve Months Ended December 31,
in millions	2020	2019	2018
Net sales
Commercial and Industrial	$762.1	$902.1	$910.8
Construction and Energy	715.4	808.7	799.7
Lighting	786.1	914.9	950.1
Total Electrical Solutions	$2,263.6	$2,625.7	$2,660.6
Power Systems	1,343.0	1,283.1	1,210.0
Aclara	579.4	682.2	611.1
Total Utility Solutions	$1,922.4	$1,965.3	$1,821.1
TOTAL	$4,186.0	$4,591.0	$4,481.7

The following table presents disaggregated third-party net sales by geographic location (on a geographic basis, the Company defines "international" as operations based outside of the United States and its possessions):

	Twelve Months Ended December 31,
in millions	2020	2019	2018
Net sales
United States	$2,049.5	$2,358.2	$2,365.4
International	214.1	267.5	295.2
Total Electrical Solutions	$2,263.6	$2,625.7	$2,660.6
United States	1,810.9	1,832.3	1,675.2
International	111.5	133.0	145.9
Total Utility Solutions	$1,922.4	$1,965.3	$1,821.1
TOTAL	$4,186.0	$4,591.0	$4,481.7

56	HUBBELL INCORPORATED - Form 10-K

Contract Balances

Our contract liabilities consist of advance payments for products as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in Other accrued liabilities and the non-current portion of deferred revenue is included in Other non-current liabilities in the Consolidated Balance Sheet.

Contract liabilities were $30.9 million as of December 31, 2020 compared to $31.0 million as of December 31, 2019. The $0.1 million decrease in our contract liabilities balance was primarily due to the recognition of $19.7 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2020, partially offset by a $19.6 million net increase in current year deferrals primarily due to timing of advance payments on certain orders. Impairment losses recognized on our receivables and contract assets were immaterial in the twelve months ended December 31, 2020. See Note 1 – Significant Accounting Policies in the Notes to Consolidated Financial Statements for additional information.

Unsatisfied Performance Obligations

The Company has elected the practical expedient to disclose only the value of unsatisfied performance obligations for contracts with an original expected length greater than one year. Prior to the acquisition of Aclara, the majority of Hubbell's revenues resulted from sales of inventoried products with short periods of manufacture and delivery and thus are excluded from this disclosure. As of December 31, 2020, the Company had approximately $305 million of unsatisfied performance obligations for contracts with an original expected length of greater than one year, primarily relating to long-term contracts of the Aclara business (within the Utility Solutions segment) to deliver and install meters, metering communications and grid monitoring sensor technology. The Company expects that a majority of the unsatisfied performance obligations will be completed and recognized over the next 3 years.

HUBBELL INCORPORATED - Form 10-K	57

NOTE 3    Business Acquisitions and Dispositions

2020 Acquisitions

In the fourth quarter of 2020 we completed the following acquisitions:
The Company acquired all of the issued and outstanding shares of Armorcast Products Company, Inc. (“Armorcast”) for $136.8 million, net of cash acquired. Armorcast develops and manufactures polymer concrete and fiberglass products for the utility industry. Armorcast is reported in the Utility Solutions segment. We have recognized intangible assets of $53.8 million, primarily consisting of customer relationships and a tradename, and goodwill of $65.1 million as a result of this acquisition. The intangible assets will be amortized over a weighted average period of approximately 19 years.
The Company acquired all of the issued and outstanding shares of Beckwith Electric Co., Inc. (“Beckwith”) for $54.3 million, net of cash acquired. Beckwith is a manufacturer and installer of protection relay and distribution control units used in electronic power systems. Beckwith is reported in the Utility Solutions segment. We have recognized intangible assets of $33.2 million, primarily consisting of customer relationships, technology and a tradename, and goodwill of $12.5 million as a result of this acquisition. The intangible assets will be amortized over a weighted average period of approximately 15 years.
The Company acquired all of the issued and outstanding shares of AccelTex Solutions, LLC (“AccelTex”) for $45.1 million, net of cash acquired. AccelTex is a manufacturer of products and accessories for wireless networks. AccelTex is reported in the Electrical Solutions segment. We have recognized intangible assets of $19.4 million, primarily consisting of customer relationships and a tradename, and goodwill of $21.1 million as a result of this acquisition. The intangible assets will be amortized over a weighted average period of approximately 15 years.
In the fourth quarter of 2020 the Company also completed a $1.6 million asset acquisition, of which $0.2 million of the purchase price payment is deferred, and recognized $1.0 million of goodwill as a result.
These business acquisitions have been accounted for as business combinations and have resulted in the recognition of goodwill. The goodwill relates to a number of factors implied in the purchase price, including the future earnings and cash flow potential of the businesses as well as the complementary strategic fit and resulting synergies they bring to the Company’s existing operations.
With the exception of tradenames, we amortize intangible assets using an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the assets' useful life. Tradenames are amortized on a straight-line basis.
All of the goodwill associated with the 2020 acquisitions is deductible for tax purposes, except the goodwill associated with the acquisition of Beckwith.

Preliminary Allocation of Consideration Transferred to Net Assets Acquired

The following table presents the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Company's 2020 acquisitions. The final determination of the fair value of certain assets and liabilities will be completed within the one year measurement period as required by the FASB ASC Topic 805, “Business Combinations.” As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations. The finalization of the purchase accounting assessment may result in a change in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company's results of operations and financial position.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the respective date of acquisition for all transactions (in millions):

Tangible assets acquired	$66.5
Intangible assets	106.4
Goodwill	99.7
Net deferred taxes	(8.6)
Other liabilities assumed	(26.4)
Total Estimate of Consideration Transferred, Net of Cash Acquired	$237.6

The Consolidated Financial Statements include the results of operations of the acquired businesses from their respective dates of acquisition. Net sales and earnings related to these acquisitions for the year ended December 31, 2020 were not significant to the consolidated results. Pro forma information related to these acquisitions has not been included because the impact to the Company’s consolidated results of operations was not material.

Cash used for the acquisition of businesses, net of cash acquired as reported in the Consolidated Statement of Cash Flows for the year ended December 31, 2020 is $239.6 million and includes approximately $2.0 million of net working capital settlements relating to acquisitions completed in the previous year.

HUBBELL INCORPORATED - Form 10-K	58

2019 Acquisitions

In the fourth quarter of 2019, the Company acquired all of the issued and outstanding shares of Cantega Technologies Inc., including its wholly owned subsidiary Greenjacket Inc., and all of the issued and outstanding shares of Reliaguard Inc. (collectively “Cantega”) for $38.4 million, net of cash acquired. Cantega is a provider of innovative asset protection solutions and services for electrical utilities that complements the Company's existing power systems business. Cantega is reported in the Utility Solutions segment. We have recognized intangible assets of $20.4 million, primarily consisting of customer relationships and technology, and goodwill of $16.9 million as a result of this acquisition. The intangible assets consists will be amortized over a weighted average period of approximately 12 years.
In the fourth quarter of 2019, the Company also acquired substantially all the assets of Connector Products, Incorporated (“CPI”) for $27.9 million. CPI is a manufacturer of electrical connectors and accessories for power utilities and mass transit systems. CPI is reported in the Electrical Solutions segment. We have recognized intangible assets of $12.8 million, primarily consisting of customer relationships and a tradename, and goodwill of $11.0 million as a result of this acquisition. The intangible assets will be amortized over a weighted average period of approximately 18 years.
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

All of the goodwill associated with the 2019 acquisitions is deductible for tax purposes, except the goodwill associated with the acquisition of Cantega.

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

The following table summarizes the assets acquired and liabilities assumed as of the respective date of acquisition for all transactions (in millions):

Tangible assets acquired	$17.9
Intangible assets	33.2
Goodwill	32.5
Net deferred taxes	(4.4)
Other liabilities assumed	(7.9)
Total Estimate of Consideration Transferred, Net of Cash Acquired	$71.3

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

HUBBELL INCORPORATED - Form 10-K	59

2018 Acquisition

On February 2, 2018, the Company completed the acquisition of Aclara for approximately $1.1 billion. Aclara is a leading global provider of smart infrastructure solutions for electric, gas, and water utilities, with advanced metering solutions and grid monitoring sensor technology, as well as leading software enabled installation services. The acquisition was structured as a merger in which Aclara became a wholly owned indirect subsidiary of the Company. Aclara's businesses have been added to the Utility Solutions segment. The acquisition extends the Utility Solutions segment's capabilities into smart automation technologies, accelerates ongoing innovation efforts to address utility customer demand for data and integrated solutions, and expands the segment's reach to a broader set of utility customers.

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

In connection with the Aclara transaction, the Company recorded goodwill of $708.7 million, which is attributable primarily to expected synergies, expanded market opportunities, and other expected benefits that the Company believes will result from combining its operations with the operations of Aclara. For tax purposes, $159.9 million of the Aclara historical goodwill is deductible. The incremental goodwill created as a result of the acquisition is not deductible for tax purposes. Goodwill has been allocated to the Utility Solutions segment.

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

For the year ended December 31, 2018, the Company recorded transaction costs of $12.8 million relating to the acquisition of Aclara. These costs were recorded in the respective financial statement line items as follows (in millions):

Twelve Months Ended December 31,
2018
Selling & administrative expense	$9.5
Interest expense	3.3
Total Aclara Transaction Costs	$12.8

HUBBELL INCORPORATED - Form 10-K	60

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

(in millions, except per share amounts)	Twelve Months Ended December 31,
2018
Net sales	$4,531.2
Net income attributable to Hubbell	$376.4
Earnings Per Share:
Basic	$6.86
Diluted	$6.83

Dispositions
In August 2019, the Company completed the sale of Haefely Test, AG (“Haefely”) for $38.1 million. Haefely designs and manufactures high voltage test equipment and is based in Basel, Switzerland. The Haefely business was previously included within the Electrical Solutions segment. Upon disposition, the Haefely business had tangible assets of $32.3 million (primarily composed of cash, accounts receivable, inventories, and property, plant and equipment), goodwill of $3.1 million, total liabilities of $12.2 million (primarily composed of accounts payable, accrued expenses, and cash received in advance from customers) and a $7.7 million balance of cumulative currency translation adjustments recognized within Accumulated other comprehensive income. As a result of the sale of Haefely, we recognized a pre-tax gain of $21.7 million that is included in Total other expense in the Consolidated Statement of Income.

NOTE 4    Receivables and Allowances

Receivables consist of the following components at December 31, (in millions):

	2020	2019
Trade accounts receivable	$658.2	$696.8
Non-trade receivables	23.4	29.9
Accounts receivable, gross	681.6	726.7
Allowance for credit memos, returns and cash discounts	(34.4)	(36.0)
Allowance for doubtful accounts	(12.5)	(7.7)
Total allowances	(46.9)	(43.7)
ACCOUNTS RECEIVABLE, NET	$634.7	$683.0

HUBBELL INCORPORATED - Form 10-K	61

NOTE 5    Inventories

Inventories are classified as follows at December 31, (in millions):

	2020	2019
Raw material	$219.5	$217.4
Work-in-process	108.3	101.8
Finished goods	366.8	403.6
Subtotal	694.6	722.8
Excess of FIFO over LIFO cost basis	(87.3)	(89.8)
INVENTORIES, NET	$607.3	$633.0

NOTE 6    Goodwill and Other Intangible Assets

Changes in the carrying amounts of goodwill for the years ended December 31, 2020 and 2019, by segment, were as follows (in millions):

	Segment
	Electrical Solutions	Utility Solutions	Total
BALANCE AT DECEMBER 31, 2018	$714.1	$1,070.3	$1,784.4
Current year acquisitions(1)	15.2	14.2	29.4
Dispositions(1)	(3.1)	—	(3.1)
Foreign currency translation	1.5	(0.4)	1.1
BALANCE AT DECEMBER 31, 2019	$727.7	$1,084.1	$1,811.8
Current year acquisitions(1)	21.1	78.6	99.7
Prior year acquisitions(1)	0.5	2.6	3.1
Foreign currency translation	3.1	5.6	8.7
BALANCE AT DECEMBER 31, 2020	$752.4	$1,170.9	$1,923.3
 (1) Refer to Note 3 – Business Acquisitions and Dispositions for additional information.

In 2020, the Company completed multiple acquisitions. These acquisitions have been accounted for as business combinations and have resulted in the recognition of $99.7 million of goodwill. The Company has not recorded any material goodwill impairments since the initial adoption of the related accounting guidance in 2002.

Identifiable intangible assets are recorded in Intangible assets, net in the Consolidated Balance Sheet. Identifiable intangible assets are comprised of the following (in millions):

	December 31, 2020		December 31, 2019
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$213.4	$(73.8)	$202.7	$(65.0)
Customer relationships, developed technology and other	958.0	(340.6)	861.0	(270.8)
TOTAL DEFINITE-LIVED INTANGIBLES	1,171.4	(414.4)	1,063.7	(335.8)
Indefinite-lived:
Tradenames and other	53.6	—	53.6	—
TOTAL OTHER INTANGIBLE ASSETS	$1,225.0	$(414.4)	$1,117.3	$(335.8)

Amortization expense associated with these definite-lived intangible assets was $75.4 million, $72.0 million and $68.9 million in 2020, 2019 and 2018, respectively. Amortization expense associated with these intangible assets is expected to be $80.4 million in 2021, $74.1 million in 2022, $69.3 million in 2023, $64.4 million in 2024 and $59.8 million in 2025. The Company amortizes intangible assets with definite lives using either an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the assets useful life, or using a straight line method. Approximately 77% of the gross value of definite-lived intangible assets follow an accelerated amortization method.

62	HUBBELL INCORPORATED - Form 10-K

NOTE 7    Investments

At December 31, 2020 and December 31, 2019, the Company held investments classified as available-for-sale and investments classified as trading securities. Investments classified as available-for-sale consisted of municipal bonds with an amortized cost basis of $56.4 million as of December 31, 2020. Investments classified as trading securities were composed primarily of debt and equity mutual funds and are stated at fair market value based on current quotes.

The following table sets forth selected data with respect to the Company’s investments at December 31, (in millions):

	2020					2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities	$56.4	$1.4	$(0.1)	$57.7	$57.7	$50.0	$0.8	$(0.1)	$50.7	$50.7
Trading securities	13.1	9.6	—	22.7	22.7	12.0	7.2	—	19.2	19.2
TOTAL INVESTMENTS	$69.5	$11.0	$(0.1)	$80.4	$80.4	$62.0	$8.0	$(0.1)	$69.9	$69.9

Contractual maturities of our investments in available-for-sale securities at December 31, 2020 were as follows (in millions):

	Amortized Cost	Fair Value
Available-for-sale securities
Due within 1 year	$9.3	$9.4
After 1 year but within 5 years	37.9	38.7
After 5 years but within 10 years	4.3	4.6
Due after 10 years	4.9	5.0
TOTAL	$56.4	$57.7

The total unrealized gain/(loss) recognized in the year relating to available-for-sale securities, net of tax, was $0.4 million and $2.6 million at December 31, 2020 and 2019, respectively. These net unrealized gains/(losses) are included in Accumulated other comprehensive loss, net of tax. Net unrealized gains relating to trading securities have been reflected in the results of operations. The Company uses the specific identification method when identifying the cost basis used to calculate the gain or loss on these securities. Gains and losses for both available-for-sale and trading securities were not material in 2020, 2019 and 2018.

At December 31, 2020 and December 31, 2019, the Company had $57.7 million and $50.7 million, respectively, of available-for-sale municipal debt securities. These investments had an amortized cost of $56.4 million and $50.0 million, respectively. No allowance for credit losses related to our available-for-sale debt securities was recorded for the twelve months ended December 31, 2020. As of December 31, 2020 and December 31, 2019 the unrealized losses attributable to our available-for-sale debt securities was $0.1 million at each period end. The fair value of available-for-sale debt securities with unrealized losses was $6.1 million at December 31, 2020 and $3.6 million at December 31, 2019.

In the third quarter of 2019, the Company disposed of an available-for-sale investment in a privately-held company that was previously classified in Level 3 of the fair value hierarchy and recognized a $5.0 million pre-tax loss classified in Other expense, net in the Consolidated Statements of Income.

HUBBELL INCORPORATED - Form 10-K	63

NOTE 8    Property, Plant, and Equipment

Property, plant, and equipment, carried at cost, is summarized as follows at December 31, (in millions):

	2020	2019
Land	$37.2	$37.7
Buildings and improvements	282.7	285.3
Machinery, tools, and equipment	924.4	896.0
Construction-in-progress	57.4	35.3
Gross property, plant, and equipment	1,301.7	1,254.3
Less accumulated depreciation	(782.5)	(749.1)
PROPERTY, PLANT, AND EQUIPMENT, NET	$519.2	$505.2

Depreciable lives on buildings range between 20-45 years. Depreciable lives on machinery, tools, and equipment range between 3-15 years. The Company recorded depreciation expense of $71.5 million, $70.0 million and $66.1 million for 2020, 2019 and 2018, respectively.

64	HUBBELL INCORPORATED - Form 10-K

NOTE 9    Other Accrued Liabilities

Other accrued liabilities consist of the following at December 31, (in millions):

	2020	2019
Customer program incentives	$40.7	$49.0
Accrued income taxes	4.6	6.0
Contract liabilities - deferred revenue	30.9	31.0
Customer refund liability	17.4	19.0
Accrued warranties(1)	28.7	24.0
Current operating lease liabilities	32.1	29.6
Other	99.6	103.6
TOTAL	$254.0	$262.2
(1) Refer to Note 21 – Guarantees for additional information regarding warranties.

NOTE 10    Other Non-Current Liabilities

Other non-current liabilities consists of the following at December 31, (in millions):

	2020	2019
Pensions	$199.0	$198.5
Other post-employment benefits	21.2	21.5
Deferred tax liabilities	135.3	126.8
Accrued warranties long-term(1)	51.8	58.1
Non-current operating lease liabilities	74.9	71.7
Other	132.4	115.0
TOTAL	$614.6	$591.6
(1) Refer to Note 21 – Guarantees for additional information regarding warranties.

HUBBELL INCORPORATED - Form 10-K	65

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

In 2020, the Company recognized a $7.6 million settlement loss relating to retirees that elected to receive lump-sum distributions from the Company's defined benefit pension plans. This charge was the result of lump-sum payments which exceeded the threshold for settlement accounting under U.S. GAAP for 2020.

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

The Company's U.S. defined benefit pension plans were approximately 87% of the $994.2 million total pension benefit obligations at December 31, 2020.

66	HUBBELL INCORPORATED - Form 10-K

The following table sets forth the reconciliation of beginning and ending balances of the benefit obligations and the plan assets for the Company’s defined benefit pension and other benefit plans at December 31, (in millions):

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$938.7	$844.3	$23.8	$26.1
Service cost	1.2	2.2	—	0.1
Interest cost	28.0	34.6	0.7	1.1
Plan participants’ contributions	—	0.4	—	—
Actuarial loss/(gain)	89.6	107.0	0.2	(2.0)
Curtailment gain	(0.1)	—	—	—
Settlements	(24.7)	—	—	—
Currency impact	5.1	3.6	—	—
Other	—	0.1	—	—
Benefits paid	(43.6)	(53.5)	(1.5)	(1.5)
Benefit obligation at end of year	$994.2	$938.7	$23.2	$23.8
Change in plan assets
Fair value of plan assets at beginning of year	$743.4	$670.1	$—	$—
Actual return on plan assets	94.9	106.2	—	—
Employer contributions	29.5	16.4	1.5	1.5
Plan participants’ contributions	—	0.4	—	—
Settlements	(24.7)	—	—	—
Currency impact	5.6	3.8	—	—
Benefits paid	(43.6)	(53.5)	(1.5)	(1.5)
Fair value of plan assets at end of year	$805.1	$743.4	$—	$—
FUNDED STATUS	$(189.1)	$(195.3)	$(23.2)	$(23.8)
Amounts recognized in the consolidated balance sheet consist of:
Prepaid pensions (included in Other long-term assets)	$16.4	$8.6	$—	$—
Accrued benefit liability (short-term and long-term)	(205.5)	(203.9)	(23.2)	(23.8)
NET AMOUNT RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET	$(189.1)	$(195.3)	$(23.2)	$(23.8)
Amounts recognized in Accumulated other comprehensive loss (income) consist of:
Net actuarial loss	$275.4	$263.4	$0.6	$0.3
Prior service cost (credit)	3.5	3.6	—	(0.4)
NET AMOUNT RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS	$278.9	$267.0	$0.6	$(0.1)

The accumulated benefit obligation for all defined benefit pension plans was $993.9 million and $933.5 million at December 31, 2020 and 2019, respectively. Information with respect to plans with accumulated benefit obligations in excess of plan assets is as follows, (in millions):

	2020	2019
Projected benefit obligation	$865.1	$823.8
Accumulated benefit obligation	$865.1	$819.0
Fair value of plan assets	$659.5	$620.0

HUBBELL INCORPORATED - Form 10-K	67

The following table sets forth the components of pension and other benefit costs for the years ended December 31, (in millions):

	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost:
Service cost	$1.2	$2.2	$3.8	$—	$0.1	$0.1
Interest cost	28.0	34.6	34.3	0.7	1.1	1.0
Expected return on plan assets	(33.9)	(30.7)	(33.5)	—	—	—
Amortization of prior service cost (credit)	0.2	0.2	0.1	(0.4)	(0.9)	(0.8)
Amortization of actuarial losses (gains)	9.8	9.6	10.5	(0.1)	0.1	—
Curtailment and settlement losses	7.5	0.3	—	—	—	—
Net periodic benefit cost	$12.8	$16.2	$15.2	$0.2	$0.4	$0.3
Changes recognized in other comprehensive loss (income), before tax:
Current year net actuarial loss (gain)	$28.6	$31.5	$(15.8)	$0.1	$(2.0)	$(0.4)
Current year prior service credit	—	—	2.0	—	—	—
Amortization of prior service (cost) credit	(0.2)	(0.2)	(0.1)	0.4	0.9	1.0
Amortization of net actuarial (losses) gains	(9.8)	(9.6)	(10.5)	0.1	(0.1)	(0.2)
Currency impact	0.1	0.7	(1.3)	—	—	—
Settlement adjustment	(7.6)	—	—	—	—	—
Curtailment adjustments	0.1	(0.3)	—	—	—	—
Total recognized in other comprehensive loss	11.2	22.1	(25.7)	0.6	(1.2)	0.4
TOTAL RECOGNIZED IN NET PERIODIC PENSION COST AND OTHER COMPREHENSIVE LOSS	$24.0	$38.3	$(10.5)	$0.8	$(0.8)	$0.7

The Company also maintains five primary defined contribution pension plans. The total cost of the Company's defined contribution plans was $23.1 million in 2020, $23.4 million in 2019 and $22.5 million in 2018, excluding the employer match for the 401(k) plan. This cost is not included in the above net periodic benefit cost for the defined benefit pension plans.

In 2018, 2019 and 2020 the Company participated in one multi-employer defined benefit pension plan. The Company’s total contributions while participating in this plan was $0.2 million in each of these years.

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

In 2016, the Company recorded a charge of $12.5 million in Cost of goods sold representing the estimated withdrawal liability from a multi-employer plan from which it subsequently withdrew in 2017. In March 2019, the remaining employer in that multi-employer pension plan filed for protection under Chapter 11 of the United States Bankruptcy Code and was proceeding towards liquidation as of June 2019. It was therefore deemed probable that the Company would be subject to mass withdrawal liability under the terms customary to multi-employer plans. Further, the trustees of the pension fund announced the termination of the multi-employer pension plan and declared the amounts attributed to the other employer uncollectible. In December 2019, the Company entered into a settlement agreement with the multi-employer pension plan. As a result, the Company recognized an additional $8.5 million net charge in 2019 to settle the mass withdrawal obligation and made scheduled payments of $10.0 million in 2019, $6.0 million in 2020, and is obligated to fund an additional $5.0 million payable before December 31, 2021, according to the terms of that settlement agreement.

68	HUBBELL INCORPORATED - Form 10-K

Assumptions

The following assumptions were used to determine the projected benefit obligations at the measurement date and the net periodic benefit cost for the year:

	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	2.47%	3.17%	4.24%	2.50%	3.30%	4.40%
Rate of compensation increase	0.24%	2.94%	3.25%	3.99%	4.00%	4.05%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	3.17%	4.24%	3.67%	3.30%	4.40%	3.70%
Expected return on plan assets	4.69%	4.75%	4.68%	N/A	N/A	N/A
Rate of compensation increase	2.94%	3.25%	3.24%	4.00%	4.05%	4.00%

At the end of each year, the Company determines the appropriate expected return on assets for each plan based upon its strategic asset allocation (see discussion below). In making this determination, the Company utilizes expected returns for each asset class based upon current market conditions and expected risk premiums for each asset class.

The Company also determines the discount rate to be used to calculate the present value of pension plan liabilities at the end of each year. The discount rate for the Company’s U.S. and Canadian pension plans is determined by matching the expected cash flows associated with its benefit obligations to the expected cash flows of a hypothetical portfolio of high quality, fixed income debt instruments with maturities that closely match the expected funding period of its pension liabilities. As of December 31, 2020, the Company used a discount rate of 2.60% for its U.S. pension plans compared to a discount rate of 3.30% used in 2019. For its Canadian pension plan, the Company used a discount rate of 2.55% as of December 31, 2020 compared to a 3.00% discount rate used in 2019.

For its UK pension plan the discount rate was derived using a full yield curve and uses plan specific cash flows. The derived discount rate is the single discount rate equivalent to discounting these liability cash flows at the term-dependent spot rate of AA corporate bonds. This methodology resulted in a December 31, 2020 discount rate for the UK pension plan of 1.40% as compared to a discount rate of 2.10% used in 2019.

In 2019 we changed the mortality table used to calculate the present value of our pension plan liabilities from the RP-2014 mortality table, with generational projection from 2006 using Scale MP-2018 to the Pri-2012 mortality table, with generational projection from 2012 using Scale MP-2019. In 2020 we continued to use the Pri-2012 mortality table and adopted the MP-2020 projection scale. The Pri-2012 mortality table with adjustment for collar as appropriate and generational projection from 2012 using Scale MP-2020 was chosen as the best estimate based on the observed and anticipated experience of the plans after considering alternative tables. These changes did not have a material impact to the projected benefit obligation of our U.S. plans upon remeasurement at December 31, 2019 and December 31, 2020.

The rate of compensation increase assumption reflects the Company’s actual experience and best estimate of future increases.

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	Other Benefits
	2020	2019	2018
Assumed health care cost trend rates at December 31,
Health care cost trend assumed for next year	6.4%	6.6%	6.8%
Rate to which the cost trend is assumed to decline	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2028	2028	2028

HUBBELL INCORPORATED - Form 10-K	69

Plan Assets

The Company’s combined targeted 2021 weighted average asset allocation for domestic and foreign pension plans and the actual weighted average asset allocation for domestic and foreign pension plans at December 31, 2020 and 2019 by asset category are as follows:

	Percentage of Plan Assets
	Target	Actual
Asset Category	2021	2020	2019
Equity securities	25%	24%	25%
Debt securities & Cash	73%	74%	73%
Alternative Investments	2%	2%	2%
TOTAL	100%	100%	100%

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

To achieve this result, the Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific policy benchmark percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then tactically managed within these ranges. Derivative investments include futures contracts used by the plan to adjust the level of its investments within an asset allocation category. The actual and target percentages reported in the preceding table reflect the economic exposure to each asset category, including the impact of derivative positions. All futures contracts are 100% supported by cash or cash equivalent investments. At no time may derivatives be utilized to leverage the asset portfolio. At December 31, 2020 and 2019, there were no holdings of Company stock in pension plan assets.

The Company’s other post-employment benefits are unfunded; therefore, no asset information is reported.

70	HUBBELL INCORPORATED - Form 10-K

The fair value of the Company’s pension plan assets at December 31, 2020 and 2019, by asset category are as follows (in millions):

		Quoted Prices in Active Markets for Identical Assets	Quoted Prices in Active Market for Similar Asset	Significant Unobservable Inputs	Investments Priced Using Net Asset Value
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$26.6	$26.6	$—	$—	$—
Equity securities:
Equity Mutual Funds	29.8	29.8	—	—	—
Common Pooled Equity Funds (a)	153.9	—	153.9	—	—
Fixed Income Securities:
U.S. Treasuries	52.0	—	52.0	—	—
State and Local Municipal Bonds	9.3	—	9.3	—	—
Sovereign Debt	9.3	—	9.3	—	—
Corporate Bonds (b)	145.1	—	145.1	—	—
Fixed Income Mutual Funds	59.9	59.9	—	—	—
Common Pooled Fixed Income Funds (c)	279.4	—	279.4	—	—
Alternative Investment Funds (d)	14.3	—	—	—	14.3
Common Pooled Funds (e)	25.5	0.5	25.0	—	—
BALANCE AT DECEMBER 31, 2020	$805.1	$116.8	$674.0	$—	$14.3

		Quoted Prices in Active Markets for Identical Assets	Quoted Prices in Active Market for Similar Asset	Significant Unobservable Inputs	Investments Priced Using Net Asset Value
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$16.6	$16.6	$—	$—	$—
Equity securities:
Equity Mutual Funds	31.6	31.6	—	—	—
Common Pooled Equity Funds (a)	144.0	—	144.0	—	—
Fixed Income Securities:
U.S. Treasuries	64.5	—	64.5	—	—
State and Local Municipal Bonds	9.4	—	9.4	—	—
Sovereign Debt	7.6	—	7.6	—	—
Corporate Bonds (b)	122.9	0.1	122.8	—	—
Fixed Income Mutual Funds	54.2	54.2	—	—	—
Common Pooled Fixed Income Funds (c)	252.3	—	252.3	—	—
Alternative Investment Funds (d)	18.1	—	0.9	—	17.2
Common Pooled Funds (e)	22.2	0.5	21.7	—	—
BALANCE AT DECEMBER 31, 2019	$743.4	$103.0	$623.2	$—	$17.2
(a)Investments in Common Pooled Equity Funds, including funds and fund products investing in various equity securities.
(b)Includes primarily investment grade bonds from diverse industries
(c)Investments in Common Pooled Fixed Income Funds, including funds and fund products investing in various fixed income investments
(d)Includes investments in hedge funds, including fund of funds products and open end mutual funds
(e)Investments in Common Pooled Funds, consisting of equities and fixed income securities

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

HUBBELL INCORPORATED - Form 10-K	71

Contributions

The Company made approximately $23.2 million of contributions to its qualified defined benefit pension plans in 2020, including $15.0 million of voluntary contributions to its U.S. qualified plans that were not required under the Pension Protection Act of 2006 and approximately $8.0 million of contributions to its U.K. qualified plans. Further, as stated earlier within this Note 11, the Company entered into a settlement agreement with a multi-employer pension plan in December of 2019 and, pursuant to that agreement, made a $10.0 million cash payment in 2019, $6.0 million cash payment in 2020, and is obligated to fund an additional $5.0 million payable before December 31, 2021, according to the terms of that settlement agreement.

Estimated Future Benefit Payments

The following domestic and foreign benefit payments, which reflect future service, as appropriate, are expected to be paid as follows, (in millions):

	Pension Benefits	Other Benefits
2021	$52.1	$2.0
2022	$53.1	$1.9
2023	$53.5	$1.8
2024	$53.7	$1.7
2025	$53.9	$1.6
2025-2028	$262.9	$6.9

NOTE 12    Debt

The following table sets forth the Company’s long-term debt at December 31, (in millions):

	Maturity	2020	2019
Senior notes at 3.625%	2022	$299.2	$298.8
Senior notes at 3.35%	2026	396.5	395.7
Senior notes at 3.15%	2027	296.4	295.9
Senior notes at 3.50%	2028	444.8	444.0
Term loan, net of current portion of $0 million and $34.4 million, respectively	2023	—	71.6
2018 Credit Facility	2023	—	—
TOTAL LONG-TERM DEBT(a)		$1,436.9	$1,506.0
(a) Long-term debt is presented net of debt issuance costs and unamortized discounts.

The Company has a five-year revolving credit agreement (the "2018 Credit Facility") with a syndicate of lenders that provides a $750 million committed revolving credit facility. Commitments under the 2018 Credit Facility may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.25 billion. The interest rate applicable to borrowings under the 2018 Credit Facility is generally either the adjusted LIBOR plus an applicable margin (determined by a ratings-based grid) or the alternate base rate. The single financial covenant in the 2018 Credit Facility requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company. The Company has been in compliance of this covenant at all required testing dates. The 2018 Credit Facility expires in February 2023.

In March 2020, the Company borrowed $100.0 million and in April 2020, the Company borrowed an additional $125.0 million under the 2018 Credit Facility. In the second quarter of 2020, the Company repaid $100.0 million of such borrowings. In July 2020, the Company repaid the remaining $125.0 million of outstanding borrowings, using a combination of cash on hand and proceeds from commercial paper. There were no borrowings outstanding under the 2018 Credit Facility at December 31, 2020. The Company had $750.0 million of borrowing capacity under the 2018 Credit Facility at December 31, 2020. There were also no borrowings outstanding at December 31, 2019.

72	HUBBELL INCORPORATED - Form 10-K

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

In January 2018, the Company entered into the Term Loan Agreement. The Term Loan Agreement provided the Company, with the ability to borrow, in a single borrowing on the Aclara acquisition date, up to $500 million on an unsecured basis to partially finance the Aclara acquisition (the "Term Loan"). On February 2, 2018, the Company borrowed $500 million under the Term Loan Agreement. The interest rate applicable to borrowings under the Term Loan Agreement is generally either adjusted LIBOR plus an applicable margin (determined by a ratings based grid) or the alternate base rate. The principal amount of borrowings under the Term Loan Agreement amortized in equal quarterly installments of 5% per year in year one, 5% per year in year two, 7.5% per year in year three, 10% per year in year four, 10% per year in year five, and any remaining borrowings under the Term Loan Agreement were due and payable in full in February 2023. The Company may also make principal payments in excess of the amortization schedule at its discretion. Proceeds of the 2028 Notes and Term Loan were used to fund the Aclara acquisition.

In December 2019, the Company made discretionary payments of $200 million against the outstanding principal amount of the Term Loan. During the third quarter of 2020, the Company repaid in full the remaining principal balance of the Term Loan of $90.6 million as well as $0.1 million of accrued interest. The prepayment resulted in a $0.2 million loss on extinguishment of debt (recorded within interest expense in the Consolidated Statement of Income) primarily related to the write-off of capitalized debt issuance costs.

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

The 2022 Notes, 2026 Notes, 2027 Notes and 2028 Notes, are all fixed rate indebtedness, are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default (including as a result of the Company's failure to meet certain non-financial covenants) under the indenture governing the notes, as modified by the supplemental indentures creating such notes, or upon a change in control triggering event as defined in such indenture. The Company was in compliance with all non-financial covenants as of December 31, 2020.

At December 31, 2020 and 2019, the Company had $153.1 million and $65.4 million, respectively, of short-term debt outstanding composed of:

◦$150.0 million and $26.0 million of commercial paper borrowings outstanding at December 31, 2020 and 2019, respectively.

◦$34.4 million at December 31, 2019, of long-term debt classified as short-term within current liabilities in the Consolidated Balance Sheets, reflecting maturities within the next twelve months relating to our borrowing under the now fully repaid Term Loan Agreement.

◦$3.1 million at December 31, 2020 and $5.0 million at December 31, 2019, respectively, of borrowings to support our international operations in China.

HUBBELL INCORPORATED - Form 10-K	73

Other information related to short-term debt at December 31, is summarized below:

	2020	2019
Weighted average interest rate on short-term debt:
At year end	0.32%	2.59%

The Company also maintains other lines of credit that are primarily used to support the issuance of letters of credit. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. At December 31, 2020 and 2019 these lines totaled $32.1 million and $23.0 million, respectively, of which $19.3 million and $15.7 million was utilized to support letters of credit and the remaining amount was unused. The annual commitment fees associated with these lines of credit are not material.

Interest and fees paid related to total indebtedness was $54.4 million, $62.8 million and $59.5 million in 2020, 2019 and 2018, respectively.

NOTE 13    Income Taxes

The following table sets forth selected data with respect to the Company’s income tax provisions for the years ended December 31, (in millions):

	2020	2019	2018
Income before income taxes:
United States	$372.0	$406.7	$360.8
International	81.5	113.8	106.2
TOTAL INCOME BEFORE INCOME TAXES	$453.5	$520.5	$467.0
Provision for income taxes — current:
Federal	$60.7	$65.0	$12.3
State	16.1	16.6	21.8
International	17.4	25.4	17.8
Total provision — current	94.2	107.0	51.9
Provision for income taxes — deferred:
Federal	2.4	8.6	35.0
State	1.0	0.5	9.4
International	(0.1)	(3.0)	4.6
Total provision — deferred	3.3	6.1	49.0
TOTAL PROVISION FOR INCOME TAXES	$97.5	$113.1	$100.9

As a result of the enactment of TCJA on December 22, 2017, the Company recognized a provisional estimate in the fourth quarter of 2017 to account for specific income tax effects of the TCJA for which a reasonable estimate could be determined. During 2018, the Company completed its analysis of the specific income tax effects of TCJA and recognized a net tax benefit of approximately $6 million from adjustments to the prior provisional estimates and to record amounts related to items for which a prior provisional estimate had not been made.

74	HUBBELL INCORPORATED - Form 10-K

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. The components of the deferred tax assets/(liabilities) at December 31, were as follows (in millions):

	2020	2019
Deferred tax assets:
Inventories	$9.6	$10.1
Lease Liabilities	26.0	24.8
Income tax credits	27.8	26.9
Accrued liabilities	42.6	37.8
Pension	49.6	53.4
Post retirement and post employment benefits	6.0	6.0
Stock-based compensation	7.4	9.7
Loss Carryforwards	20.5	21.3
Miscellaneous other	16.4	11.9
Gross deferred tax assets	205.9	201.9
Valuation allowance	(34.2)	(29.0)
Total deferred tax assets, net of valuation allowance	171.7	172.9
Deferred tax liabilities:
Liability on undistributed foreign earnings	(9.6)	(8.6)
Goodwill and Intangibles	(218.3)	(212.3)
Right-of-use assets	(25.1)	(24.2)
Property, plant, and equipment	(48.9)	(48.4)
Total deferred tax liabilities	(301.9)	(293.5)
TOTAL NET DEFERRED TAX LIABILITY	$(130.2)	$(120.6)
Deferred taxes are reflected in the Consolidated Balance Sheet as follows:
Non-current tax assets (included in Other long-term assets)	5.1	6.2
Non-current tax liabilities (included in Other Non-Current Liabilities)	(135.3)	(126.8)
TOTAL NET DEFERRED TAX LIABILITY	$(130.2)	$(120.6)

As of December 31, 2020, the Company had a total of $27.8 million of U.S. federal, state (net of federal benefit) and foreign tax credit carryforwards, available to offset future income taxes. As of December 31, 2020, $15.7 million of the tax credits may be carried forward indefinitely while the remaining $12.1 million will begin to expire at various times in 2021 through 2036. As of December 31, 2020, the Company had recorded tax benefits totaling $19.9 million for U.S. federal, state and foreign net operating loss carryforwards (“NOLs”). As of December 31, 2020, $7.8 million of NOLs may be carried forward indefinitely while the remaining $12.1 million will begin to expire at various times in 2021 through 2038. The tax benefit related to a portion of these NOLs has been adjusted to reflect an “ownership change” pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the utilization of pre-acquisition operating losses. The Company has recorded a net valuation allowance of $34.2 million on certain deferred tax assets including a portion of foreign and state tax credit carryforwards, capital loss carryforwards and NOLs that the Company anticipates will expire prior to utilization.

During 2018 and 2019, the Company repatriated certain of its foreign earnings. As of December 31, 2020, the Company also anticipates repatriating certain of its foreign earnings in the future. The accompanying financial statements reflect the income tax expense associated with actual and anticipated remittances related to certain of our outside basis differences. The Company has not provided for the income tax effects of distributing the remaining approximately $360 million of undistributed foreign earnings as those amounts are either permanently reinvested or intended to be reinvested in our international operations. It is not practicable to estimate the tax cost associated with a remittance of such earnings.

Cash payments of income taxes were $96.2 million, $91.9 million and $106.3 million in 2020, 2019, and 2018, respectively.

HUBBELL INCORPORATED - Form 10-K	75

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The IRS and other tax authorities routinely audit the Company’s tax returns. These audits can involve complex issues which may require an extended period of time to resolve. The Company is not currently under U.S. federal examination for any open tax year. With few exceptions, the Company is no longer subject to state, local, or income tax examinations by tax authorities for years prior to 2016.
The following tax years, by major jurisdiction, are still subject to examination by taxing authorities:

Jurisdiction	Open Years
United States	2017-2020
UK	2019-2020
Puerto Rico	2016-2020
Canada	2016-2020

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2020	2019	2018
Unrecognized tax benefits at beginning of year	$41.9	$38.9	$29.5
Additions based on tax positions relating to the current year	7.4	7.0	3.8
Reductions based on expiration of statute of limitations	(6.2)	(5.2)	(1.7)
Additions to tax positions relating to previous years	4.5	1.6	7.4
Settlements	—	(0.4)	(0.1)
TOTAL UNRECOGNIZED TAX BENEFITS	$47.6	$41.9	$38.9

Included in the balance at December 31, 2020 are approximately $38.6 million of tax positions which, if in the future are determined to be recognizable, would affect the annual effective income tax rate. Additionally, there are $4.9 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the applicable taxing authority to an earlier period. It is reasonably possible that in the next twelve months, because of changes in facts and circumstances, the unrecognized tax benefits may increase or decrease.

The Company estimates a possible decrease of approximately $13 million to $15 million within the next twelve months due to the expiration of the statute of limitations and audit resolutions.

The Company’s policy is to record interest and penalties associated with the underpayment of income taxes within Provision for income taxes in the Consolidated Statement of Income. The Company recognized expense, before federal tax impact, related to interest and penalties of approximately $0.2 million in 2020, $0.1 million in 2019 and $1.8 million in 2018. The Company had $7.3 million and $7.1 million accrued for the payment of interest and penalties as of December 31, 2020 and December 31, 2019, respectively.

The consolidated effective income tax rate varied from the United States federal statutory income tax rate for the years ended December 31, as follows:

	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.0	2.8	4.5
Foreign income taxes	(0.1)	(0.7)	(1.1)
Federal R&D Credit	(1.5)	(1.2)	(1.0)
TCJA and related	—	—	(1.3)
Other, net	(0.9)	(0.2)	(0.5)
CONSOLIDATED EFFECTIVE INCOME TAX RATE	21.5%	21.7%	21.6%

The foreign income tax benefit shown is primarily due to lower statutory rates in foreign jurisdictions compared to the Federal statutory income tax rate. The TCJA and related benefit in 2018 is primarily related to net favorable adjustments to the TCJA provisional estimate recorded in 2017.

76	HUBBELL INCORPORATED - Form 10-K

NOTE 14    Financial Instruments and Fair Value Measurement

Financial Instruments

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to significant concentrations of credit risk consist of trade receivables, cash equivalents and investments. The Company grants credit terms in the normal course of business to its customers. Due to the diversity of its product lines, the Company has an extensive customer base including electrical distributors and wholesalers, electric utilities, equipment manufacturers, electrical contractors, telecommunication companies and retail and hardware outlets. We are not dependent on a single customer, however, the Company’s top ten customers account for approximately 42% of its net sales. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers. Bad debt write-offs have historically been minimal. The Company places its cash and cash equivalents with financial institutions and limits the amount of exposure in any one institution.

At December 31, 2020 our accounts receivable balance was $634.7 million, net of allowances of $12.5 million. While we have not experienced any significant collection issues to date, during the twelve months ended December 31, 2020 we increased our credit loss allowances by approximately $4.8 million. The cumulative effect of the adoption of ASC 326 resulted in a $1.3 million increase to the opening balance. The remainder of the increase is primarily the result of our estimate of expected credit losses resulting from the deterioration of general economic conditions, including the volatility in oil prices and potential impacts of the COVID-19 pandemic, which we anticipate could have a negative impact on certain of our customers' ability to satisfy their obligations to the Company.

Fair Value: The carrying amounts reported in the Consolidated Balance Sheet for cash and cash equivalents, short-term investments, receivables, bank borrowings, accounts payable and accruals approximate their fair values given the immediate or short-term nature of these items. See also Note 7 — Investments.

Fair value measurements

At December 31, 2020 and 2019 the Company had $80.4 million and $69.9 million respectively, of investments carried on the balance sheet at fair value. Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The FASB fair value measurement guidance established a fair value hierarchy that prioritizes the inputs used to measure fair value. Refer to Note 7 — Investments for more information about these investments.

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

The following tables show, by level within the fair value hierarchy, the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2020 and 2019 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
Money market funds (a)	$26.6	$—	$—	$26.6
Available for sale investments	—	57.7	—	57.7
Trading securities	22.7	—	—	22.7
Deferred compensation plan liabilities	(22.7)	—	—	(22.7)
Derivatives:
Forward exchange contracts-(Liabilities) (b)	—	(0.8)	—	(0.8)
BALANCE AT DECEMBER 31, 2020	$26.6	$56.9	$—	$83.5

HUBBELL INCORPORATED - Form 10-K	77

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
Money market funds (a)	$27.5	$—	$—	$27.5
Available-for-sale investments	—	50.7	—	50.7
Trading securities	19.2	—	—	19.2
Deferred compensation plan liabilities	(19.2)	—	—	(19.2)
Derivatives:
Forward exchange contracts-(Liabilities) (b)	—	(0.3)	—	(0.3)
BALANCE AT DECEMBER 31, 2019	$27.5	$50.4	$—	$77.9
(a)Money market funds and time deposits are included in Cash and cash equivalents in the Consolidated Balance Sheet.
(b)Forward exchange contracts-(Liabilities) are reflected in Other accrued liabilities in the Consolidated Balance Sheet.

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

Deferred compensation plan

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During 2020 and 2019, the Company purchased $3.0 million and $3.2 million, respectively, of trading securities related to these deferred compensation plans. As a result of participant distributions, the Company sold $2.0 million and $1.3 million of these trading securities in 2020 and 2019 respectively. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

Long-term Debt

As of December 31, 2020 and December 31, 2019, the carrying value of long-term debt, net of unamortized discount and debt issuance costs, was $1,436.9 million and $1,540.4 million, respectively. The estimated fair value of the long-term debt as of December 31, 2020 and December 31, 2019 was $1,569.5 million and $1,592.2 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

78	HUBBELL INCORPORATED - Form 10-K

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

In December 2019, the Company subsequently entered into a settlement agreement with the multi-employer plan, whereby the parties agreed to settle all of Hubbell's obligations to the multi-employer plan for $21.0 million payable in three installments; $10.0 million paid in 2019, $6.0 million paid in, 2020, and $5.0 million payable before December 31, 2021. Accordingly, in the fourth quarter of 2019, the Company recognized a reduction of the second quarter 2019 charge to reflect the terms of that settlement, such that the effect to the full year of 2019 was a $8.5 million net charge.

The Company is subject to environmental laws and regulations which may require that it investigate and remediate the effects of potential contamination associated with past and present operations as well as those acquired through business combinations. Environmental liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The Company continues to monitor these environmental matters and revalues its liabilities as necessary. Total environmental liabilities were $7.6 million and $8.0 million as of December 31, 2020 and 2019, respectively.

The Company accounts for conditional asset retirement and environmental obligations in accordance with the applicable accounting guidance. The accounting guidance defines “conditional asset retirement obligation” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Asset retirement obligations were not material as of December 31, 2020 and 2019.

HUBBELL INCORPORATED - Form 10-K	79

NOTE 16    Capital Stock

Activity in the Company’s common shares outstanding is set forth below for the three years ended December 31, 2020 (in thousands):

Common Stock
OUTSTANDING AT DECEMBER 31, 2017	54,882
Exercise of stock options/stock appreciation rights	66
Director compensation arrangements, net	11
Restricted/performance shares activity, net of forfeitures	165
Acquisition/surrender of shares	(409)
OUTSTANDING AT DECEMBER 31, 2018	54,715
Exercise of stock appreciation rights	84
Director compensation arrangements, net	10
Restricted/performance shares activity, net of forfeitures	39
Acquisition/surrender of shares	(334)
OUTSTANDING AT DECEMBER 31, 2019	54,514
Exercise of stock appreciation rights	87
Director compensation arrangements, net	9
Restricted/performance shares activity, net of forfeitures	132
Acquisition/surrender of shares	(359)
OUTSTANDING AT DECEMBER 31, 2020	54,383

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

Shares of the Company’s common stock were reserved at December 31, 2020 as follows (in thousands):

Common Stock

Future grant of stock-based compensation	1,856
Shares reserved under other equity compensation plans	143
TOTAL	1,999

80	HUBBELL INCORPORATED - Form 10-K

NOTE 17    Stock-Based Compensation

As of December 31, 2020, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. For those awards that vest immediately upon retirement eligibility, the Company recognizes compensation cost immediately for retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

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

Stock-based compensation expense recognized by the Company was $23.9 million in 2020, $16.4 million in 2019 and $24.2 million in 2018, and was lower in 2019 as the Company shifted the timing of its annual grant from the fourth quarter of 2019 to the first quarter of 2020. The total income tax benefit recognized was $3.2 million in 2020, $2.2 million in 2019, and $5.3 million in 2018. The net tax windfall recorded as a result of exercise or vesting (depending on the type of award) was $3.4 million, $3.3 million, and $2.4 million in 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $19.1 million, pretax, of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be primarily recognized through 2023.

Stock-based compensation expense is recorded in S&A expense as well as Cost of goods sold. Of the total 2020 expense, $22.4 million was recorded to S&A expense and $1.5 million was recorded to Cost of goods sold. In 2019 and 2018, $15.4 million and $23.4 million, respectively, was recorded to S&A expense and $1.0 million and $0.8 million, respectively, was recorded to Cost of goods sold. Stock-based compensation costs capitalized to inventory was $0.4 million in 2020, $0.2 million in 2019 and $0.2 million in 2018.

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

Restricted Stock Issued to Employees - Service Condition

Restricted stock awards that vest based upon a service condition are expensed on a straight-line basis over the requisite service period. These awards generally vest in three equal installments on each of the first three anniversaries of the grant date, however starting in December 2018 the Company granted a certain number of these awards that vest on the third year anniversary of the grant date. The fair value of these awards is measured by the average of the high and low trading prices of the Company’s common stock on the most recent trading day immediately preceding the grant date (“measurement date”).

Restricted Stock Issued to Employees - Market Condition

The Company granted certain restricted stock awards that vest subject to the achievement of a market-based condition (referred to as performance based restricted stock, or PBRS). These awards were granted to certain employees in 2017. No PBRS awards were granted in 2018, 2019 or 2020. PBRS awards are expensed on a straight-line basis over the requisite service period which starts on the date of the grant and ends upon the completion of the performance period. Expense is recognized irrespective of the market condition being achieved.

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

HUBBELL INCORPORATED - Form 10-K	81

The three year performance period for awards granted in 2017 ended on December 31, 2020. The performance condition was met and approximately 18,100 shares vested and were approved by the Compensation Committee in February 2021. The fair value of the shares at vesting was approximately $3.0 million.

Restricted Stock Issued to Non-employee Directors

In 2020, 2019 and 2018, each non-employee director received a restricted stock grant. These grants are made on the date of the annual meeting of shareholders and vest at the following year’s annual meeting of shareholders, or upon certain other events. The grant is subject to forfeiture if the director’s service terminates prior to the date of the next regularly scheduled annual meeting of shareholders. During 2020, 2019 and 2018, the Company granted 7,413 shares, 8,216 shares, and 9,376 shares, respectively, to non-employee directors.

Restricted Stock Issued to Employees and Non-employee Directors

Activity related to both employee and non-employee restricted stock for the year ended December 31, 2020 is as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value/Share
RESTRICTED STOCK AT DECEMBER 31, 2019	198	$110.89
Shares granted	101	145.48
Shares vested	(68)	114.10
Shares forfeited	(9)	126.90
RESTRICTED STOCK AT DECEMBER 31, 2020	222	$124.77

The weighted average fair value per share of restricted stock granted in 2020, 2019 and 2018 was $145.48, $127.89 and $108.74, respectively. The total fair value of restricted stock vested in 2020, 2019 and 2018 was $7.8 million, $8.9 million and $8.6 million, respectively.

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

Activity related to SARs for the year ended December 31, 2020 is as follows (in thousands, except per share amounts):

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
OUTSTANDING AT DECEMBER 31, 2019	1,572	$110.66
Granted	287	146.22
Exercised	(448)	105.51
Forfeited	(26)	127.36
Canceled	(2)	126.63
OUTSTANDING AT DECEMBER 31, 2020	1,383	$119.37	6.9 years	$51,741
EXERCISABLE AT DECEMBER 31, 2020	980	$112.83	6.1 years	$43,057

The aggregated intrinsic value of SARs exercised during 2020, 2019 and 2018 was $20.2 million, $17.8 million and $14.1 million, respectively.

The fair value of each SAR award was measured using the Black-Scholes option pricing model.

82	HUBBELL INCORPORATED - Form 10-K

The following table summarizes the weighted-average assumptions used in estimating the fair value of the SARs granted during the years 2020, 2019 and 2018:

Grant Date	Expected Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value of 1 SAR
2020	2.5%	23.5%	1.3%	5.5 years	$24.52
2019	2.7%	22.7%	1.8%	5.5 years	$21.25
2018	2.9%	21.7%	2.8%	5.5 years	$18.23

The expected dividend yield was calculated by dividing the Company’s expected annual dividend by the average stock price for the past three months. Expected volatilities are based on historical volatilities of the Company’s stock for a period consistent with the expected term. The expected term of SARs granted was based upon historical exercise behavior of SARs. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the award.

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

Performance Shares - Performance and Market Conditions

In February 2020 and December 2018, respectively, the Company granted 63,868 and 60,008 shares that will vest subject to a performance condition and service requirement. The number of shares vested is then modified by a market condition as described below.

Thirty-four percent of shares granted will vest based on Hubbell’s compounded annual growth rate of net sales as compared to that of the companies that comprise the S&P Capital Goods 900 index. Thirty-three percent of shares granted will vest based on achieved operating margin performance as compared to internal targets, and thirty-three percent of shares granted will vest based on achieved trade working capital as a percent of net sales as compared to internal targets. Each of these performance conditions is measured over the same three-year performance period. The cumulative result of these performance conditions can result in a number of shares earned in the range of 0% - 200% of the target number of shares granted. That cumulative performance achieved is then further modified based on the Company's three year TSR relative to the companies that constitute the S&P Capital Goods 900 index, to potentially increase or reduce the shares earned by a multiple of up to 1.5 or 1.2, depending on the award year.

The fair value of the award was determined based upon a lattice model. The Company expenses these awards on a straight-line basis over the requisite service period which includes an assessment of the performance achieved to date. The weighted average fair value per share was $151.78 for the awards granted in 2020 and $98.80 for the awards granted in 2018.

Grant Date	Shares Outstanding at 12/31/2020	Fair Value	Performance Period	Payout Range
2020	61,595	$151.78	Jan 2020-Dec 2022	0-200% + up to a multiple of 150x
2018	48,235	$98.80	Jan 2019-Dec 2021	0-200% + up to a multiple of 120x
Performance Shares - Market Condition

In February 2021, approximately 16,100 shares vested related to the performance awards granted in December 2017 and were approved by the Compensation Committee. The performance period associated with this award was from January 1, 2018 through December 31, 2020 and was based upon the Company's TSR compared to the TSR generated by the other companies that comprise the S&P Capital Goods 900 index. The number of shares vested in February 2021 was based upon achieving 87% of the market based criteria and the fair value of the awards at vesting was approximately $2.6 million.

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

HUBBELL INCORPORATED - Form 10-K	83

In May 2020, the Company paid out 28,347 shares related to the performance awards granted in December 2016. The performance period associated with this award was from January 1, 2017 through December 31, 2019 and was based upon the Company’s net sales growth compared to the net sales growth by the other companies that comprise the S&P Capital Goods 900 Index. The number of shares vested in May 2020 was based upon achieving 122% of the market-based criteria and the fair value of the awards at vesting was $3.5 million.

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

The following table summarizes the attributes of the performance shares granted in 2017 and outstanding at December 31, 2020:

Grant Date	Shares Outstanding at 12/31/2020	Fair Value	Performance Period	Payout Range
2017	18,530	$118.55	Jan 2018 - Dec 2020	0-250%

NOTE 18    Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

The following table sets forth the computation of earnings per share for the three years ended December 31 (in millions, except per share amounts):

	2020	2019	2018
Numerator:
Net income attributable to Hubbell Incorporated	$351.2	$400.9	$360.2
Less: Earnings allocated to participating securities	(1.3)	(1.5)	(1.3)
Net income available to common shareholders	$349.9	$399.4	$358.9
Denominator:
Average number of common shares outstanding	54.2	54.4	54.6
Potential dilutive shares	0.3	0.3	0.3
Average number of diluted shares outstanding	54.5	54.7	54.9
Earnings per share:
Basic	$6.46	$7.35	$6.57
Diluted	$6.43	$7.31	$6.54

The Company did not have any significant anti-dilutive securities in 2020, 2019 or 2018.

84	HUBBELL INCORPORATED - Form 10-K

NOTE 19    Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the three years ended December 31, 2020 is provided below (in millions):

(Debit) credit	Cash Flow Hedge (Loss) Gain	Unrealized Gain (Loss) on Available-for-Sale Securities	Pension and Post Retirement Benefit Plan Adjustment	Cumulative Translation Adjustment	Total
BALANCE AT DECEMBER 31, 2017	$(0.8)	$(0.6)	$(176.5)	$(91.9)	$(269.8)
Other comprehensive income (loss) before Reclassifications	1.9	(1.4)	10.4	(33.9)	(23.0)
Amounts reclassified from accumulated other comprehensive loss	(0.3)	—	7.4	—	7.1
Current period other comprehensive income (loss)	1.6	(1.4)	17.8	(33.9)	(15.9)
BALANCE AT DECEMBER 31, 2018	$0.8	$(2.0)	$(158.7)	$(125.8)	$(285.7)
Other comprehensive income (loss) before Reclassifications	(0.8)	0.8	(21.5)	3.7	(17.8)
Amounts reclassified from accumulated other comprehensive loss	(0.5)	1.8	7.0	(7.7)	0.6
Current period other comprehensive income (loss)	(1.3)	2.6	(14.5)	(4.0)	(17.2)
Reclassification of Stranded Tax Effects	—	—	(30.0)	—	(30.0)
BALANCE AT DECEMBER 31, 2019	$(0.5)	$0.6	$(203.2)	$(129.8)	$(332.9)
Other comprehensive income (loss) before Reclassifications	0.4	0.4	(21.6)	12.3	(8.5)
Amounts reclassified from accumulated other comprehensive loss	(0.6)	—	12.8	—	12.2
Current period other comprehensive income (loss)	(0.2)	0.4	(8.8)	12.3	3.7
BALANCE AT DECEMBER 31, 2020	$(0.7)	$1.0	$(212.0)	$(117.5)	$(329.2)

HUBBELL INCORPORATED - Form 10-K	85

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the two years ended December 31 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	2020		2019		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$0.3		$0.3		Net Sales
	0.5		0.4		Cost of goods sold
	0.8		0.7		Total before tax
	(0.2)		(0.2)		Tax (expense) benefit
	$0.6		$0.5		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service credits	$0.2	(a)	$0.7	(a)
Actuarial gains/(losses)	(9.7)	(a)	(9.7)	(a)
Settlement and curtailment losses	(7.5)	(a)	(0.3)	(a)
	(17.0)		(9.3)		Total before tax
	4.2		2.3		Tax benefit (expense)
	$(12.8)		$(7.0)		(Loss) gain net of tax
Reclassification of gains (losses) on available-for-sale securities	$—		$(1.8)		Other expense, net
	—		—		Tax benefit (expense)
	$—		$(1.8)		(Loss) gain net of tax
Reclassification of currency translation gain	$—		$7.7		Gain on disposition of business (Note 3)
	—		—		Tax benefit (expense)
	$—		$7.7		Gain (loss) net of tax
Gains (losses) reclassified into earnings	$(12.2)		$(0.6)		(Loss) gain net of tax
(a)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11 — Retirement Benefits for additional details).

86	HUBBELL INCORPORATED - Form 10-K

NOTE 20    Industry Segments and Geographic Area Information

Nature of Operations

Hubbell is a global manufacturer of quality electrical products and utility solutions for a broad range of customer and end-market applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, China, Mexico, the UK, Brazil, Australia, Spain and Ireland. Hubbell also participates in joint ventures in Hong Kong, and the Philippines and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile and countries in the Middle East. Each of the above references to manufacturing locations, joint venture participation, and office locations relate to the three year period ending December 31, 2020.

The Company’s reporting segments consist of the Electrical Solutions segment and the Utility Solutions segment, as described below.

The Electrical Solutions segment comprises businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, connector and grounding products, lighting fixtures and controls, components and assemblies for the natural gas distribution market and other electrical equipment. The products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians, utilities, and telecommunications companies. In addition, certain of our businesses design and manufacture industrial controls and communication systems used in the non-residential and industrial markets. Many of these products are designed such that they can also be used in harsh and hazardous locations where a potential for fire and explosion exists due to the presence of flammable gasses and vapors. Harsh and hazardous products are primarily used in the oil and gas (onshore and offshore) and mining industries. There are also a variety of lighting fixtures, wiring devices and electrical products that have residential and utility applications, including residential products with Internet-of-Things ("IoT") enabled technologies. These products are primarily sold through electrical and industrial distributors, home centers, retail and hardware outlets, lighting showrooms and residential product oriented internet sites. Special application products are primarily sold through wholesale distributors to contractors, industrial customers and OEMs. The Electrical Solutions segment comprises three business groups, which have been aggregated as they have similar economic characteristics, customers and distribution channels, among other factors.

The Utility Solutions segment consists of operations that design and manufacture various distribution, transmission, substation and telecommunications products primarily used by the electrical and gas utilities industry. In addition, certain of these products are used in the civil construction, water utility, and transportation industries. Products are sold to distributors and directly to users such as utilities, telecommunication companies, industrial firms, construction and engineering firms. The 2018 acquisition of Aclara expanded offerings, to include advanced metering infrastructure, meter and edge devices, software and infrastructure services, which are primarily sold to the electrical, water, and gas utility industries.

Organizational Changes

Effective January 1, 2021 the Company has consolidated the three business groups within its Electrical segment, and the segment has been re-named as Hubbell Electrical Solutions ("Electrical Solutions"). The Electrical Solutions segment unites businesses with similar operating models, products, and go to market strategies under one operating banner and common leadership to drive synergies and long-term growth opportunities.

Effective January 1, 2021 the Company also moved its Hubbell Gas Connectors and Accessories business, from the Electrical Solutions segment to the Utility Solutions segment to create synergies with the existing gas products offered within Utility Solutions and better serve its utility customers. The Hubbell Gas Connectors and Accessories business represented approximately $157.1 million of net sales and $19.4 million of operating profit in 2020. The company will report its segment results under this revised reporting structure beginning with the filing of its Quarterly Report on From 10-Q for the first quarter ended March 31, 2021.

Financial Information

Financial information by industry segment, product class and geographic area for each of the three years ended December 31, 2020, 2019 and 2018 is summarized below (in millions). When reading the data the following items should be noted:

•Net sales comprise sales to unaffiliated customers — inter-segment and inter-area sales are not significant.
•Segment operating income consists of net sales less operating expenses, including total corporate expenses, which are generally allocated to each segment on the basis of the segment’s percentage of consolidated net sales. Interest expense and investment income and other expense, net have not been allocated to segments as these items are centrally managed by the Company.
•General corporate assets not allocated to segments are principally cash, prepaid pensions, investments and deferred taxes. These assets have not been allocated as they are centrally managed by the Company.

HUBBELL INCORPORATED - Form 10-K	87

INDUSTRY SEGMENT DATA

	2020	2019	2018
Net Sales:
Electrical Solutions	$2,263.6	$2,625.7	$2,660.6
Utility Solutions	1,922.4	1,965.3	1,821.1
TOTAL NET SALES	$4,186.0	$4,591.0	$4,481.7
Operating Income:
Electrical Solutions	$234.8	$320.1	$320.8
Utility Solutions	298.2	276.5	236.1
Operating Income	$533.0	$596.6	$556.9
Gain on disposition of business (Note 3)	—	21.7	—
Pension charge (Note 11 & 15)	(7.6)	(8.5)	—
Interest expense	(60.3)	(69.4)	(72.4)
Investment income and other expense, net	(11.6)	(19.9)	(17.5)
INCOME BEFORE INCOME TAXES	$453.5	$520.5	$467.0
Assets:
Electrical Solutions	$2,233.0	$2,197.8	$2,228.5
Utility Solutions	2,563.8	2,401.3	2,395.8
General Corporate	288.3	303.9	247.8
TOTAL ASSETS	$5,085.1	$4,903.0	$4,872.1
Capital Expenditures:
Electrical Solutions	$34.8	$45.8	$53.0
Utility Solutions	53.1	45.4	36.8
General Corporate	0.5	2.7	6.4
TOTAL CAPITAL EXPENDITURES	$88.4	$93.9	$96.2
Depreciation and Amortization:
Electrical Solutions	$65.1	$65.0	$61.4
Utility Solutions	92.5	86.0	87.0
TOTAL DEPRECIATION AND AMORTIZATION	$157.6	$151.0	$148.4

GEOGRAPHIC AREA DATA

	2020	2019	2018
Net Sales:
United States	$3,860.4	$4,190.5	$4,040.6
International	325.6	400.5	441.1
TOTAL NET SALES	$4,186.0	$4,591.0	$4,481.7
Operating Income:
United States	$476.2	$529.7	$478.0
International	56.8	66.9	78.9
TOTAL OPERATING INCOME	$533.0	$596.6	$556.9
Long-lived Assets:
United States	$3,113.7	$2,950.4	$2,972.4
International	378.7	372.2	245.0
TOTAL LONG-LIVED ASSETS	$3,492.4	$3,322.6	$3,217.4
On a geographic basis, the Company defines “international” as operations based outside of the United States and its possessions. As a percentage of total net sales, shipments from foreign operations directly to third parties were 8% in 2020, 9% in 2019 and 10% in 2018, with the Canadian and UK operations representing approximately 34%, and 28% respectively, of 2020 total international net sales.

Long-lived assets, excluding deferred tax assets, of international subsidiaries were 11% of the consolidated total in 2020, 11% in 2019 and 8% in 2018, with the UK, Spain, and Canada operations representing approximately 33%, 22%, and 15%, respectively, of the 2020 international total. Export sales from United States operations were $237.9 million in 2020, $262.7 million in 2019 and $261.9 million in 2018.

88	HUBBELL INCORPORATED - Form 10-K

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

As of December 31, 2020, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties in 2020 are set forth below (in millions):

BALANCE AT DECEMBER 31, 2018	$92.7
Provision	15.8
Expenditures/other	(26.4)
BALANCE AT DECEMBER 31, 2019	$82.1
Provision	10.8
Expenditures/other	(12.4)
BALANCE AT DECEMBER 31, 2020(a)	$80.5
(a) Refer to Note 9 – Other Accrued Liabilities and Note 10 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.

HUBBELL INCORPORATED - Form 10-K	89

NOTE 22    Restructuring Costs

During 2020, we incurred costs for restructuring actions initiated in 2020 as well as costs relating to restructuring actions initiated in the prior year. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities, as well as, workforce reductions and the sale or exit of business units we determine to be non-strategic. Restructuring costs are primarily severance and employee benefits, asset impairments, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash.

Pre-tax restructuring costs incurred in each of our segments and the location of the costs in the Consolidated Statement of Income for the years ended December 31, 2020, 2019 and 2018 are as follows (in millions):

	Twelve Months Ended December 31, 2020			Twelve Months Ended December 31, 2019			Twelve Months Ended December 31, 2018
	Electrical Solutions	Utility Solutions	Total	Electrical Solutions	Utility Solutions	Total	Electrical Solutions	Utility Solutions	Total
Restructuring costs
Cost of goods sold	$13.1	$6.2	$19.3	$12.5	$9.8	$22.3	$4.9	$3.3	$8.2
S&A expense	4.1	0.7	4.8	8.0	1.7	9.7	3.4	0.4	3.8
Total restructuring costs	$17.2	$6.9	$24.1	$20.5	$11.5	$32.0	$8.3	$3.7	$12.0

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/20	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 12/31/20
2020 Restructuring Actions
Severance	$—	$11.1	$(5.2)	$5.9
Asset write-downs	—	4.6	(4.6)	—
Facility closure and other costs	—	2.7	(2.6)	0.1
Total 2020 Restructuring Actions	$—	$18.4	$(12.4)	$6.0
2019 and Prior Restructuring Actions
Severance	$11.3	$(1.1)	$(7.2)	$3.0
Asset write-downs	—	0.5	(0.5)	—
Facility closure and other costs	6.1	6.3	(10.8)	1.6
Total 2019 and Prior Restructuring Actions	$17.4	$5.7	$(18.5)	$4.6
Total Restructuring Actions	$17.4	$24.1	$(30.9)	$10.6

The actual and expected pre-tax costs for our restructuring actions are as follows (in millions):

	Expected Costs	Costs incurred in 2018	Costs incurred in 2019	Costs incurred in 2020	Remaining costs at 12/31/20
2020 Restructuring Actions
Electrical Solutions	$24.7	$—	$—	$17.0	$7.7
Utility Solutions	1.4	—	—	1.4	—
Total 2020 Restructuring Actions	$26.1	$—	$—	$18.4	$7.7
2019 Restructuring Actions
Electrical Solutions	$18.7	$—	$18.3	$0.2	$0.2
Utility Solutions	18.0	—	10.8	5.5	1.7
Total 2019 Restructuring Actions	$36.7	$—	$29.1	$5.7	$1.9
2018 and Prior Restructuring Actions
Electrical Solutions	$10.5	$8.3	$2.2	$—	$—
Utility Solutions	4.4	3.7	0.7	—	—
Total 2018 and Prior Restructuring Actions	$14.9	$12.0	$2.9	$—	$—
Total Restructuring Actions	$77.7	$12.0	$32.0	$24.1	$9.6

90	HUBBELL INCORPORATED - Form 10-K

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

Rent expense for operating leases in the Consolidated Statements of Income for the years ended December 31, 2020 and December 31, 2019 were $37.1 million and $39.1 million, respectively. Cash paid for operating leases for the year ended December 31, 2020 and December 31, 2019 were $37.0 million and $36.4 million reported as cash outflows from operating activities in the Consolidated Statements of Cash Flows. Right-of-use ("ROU") assets obtained in exchange for lease obligations for the year ended December 31, 2020 and December 31, 2019 were $39.8 million and $22.1 million, respectively, which includes $9.4 million related to 2020 acquisitions.

Amounts recognized for operating leases in the Consolidated Balance Sheets is as follows (in millions):

	December 31, 2020	December 31, 2019
Operating lease right-of-use assets	$103.0	$96.8
TOTAL ASSETS	$103.0	$96.8

Other accrued liabilities	$32.1	$29.6
Other non-current liabilities	74.9	71.7
TOTAL LIABILITIES	$107.0	$101.3

The weighted average remaining lease term as of December 31, 2020 and December 31, 2019 for operating leases were 5 years and 4 years, respectively. The weighted average discount rate used to measure the ROU asset and lease liability for operating leases was 3.0% as of December 31, 2020 and 3.5% as of December 31, 2019.

Future maturities of our operating lease liabilities as of December 31, 2020 are as follows (in millions):

	2021	2022	2023	2024	2025	Thereafter	Total Payments	Imputed Interest	Total
Operating Leases	34.7	25.3	19.7	12.3	8.6	13.9	114.5	(7.5)	$107.0
Future maturities of our operating lease liabilities as of December 31, 2019 are as follows (in millions):

	2020	2021	2022	2023	2024	Thereafter	Total Payments	Imputed Interest	Total
Operating Leases	32.7	24.6	15.8	13.2	8.4	15.9	110.6	(9.3)	$101.3

Total rental expense under operating leases was $44.8 million in 2018.

HUBBELL INCORPORATED - Form 10-K	91

NOTE 24    Quarterly Financial Data (Unaudited)

The table below sets forth summarized quarterly consolidated financial data for the years ended December 31, 2020 and 2019 (in millions, except per share amounts):

	Reported First Quarter	Reported Second Quarter	Reported Third Quarter	Fourth Quarter
2020
Net sales	$1,090.3	$949.2	$1,108.6	$1,037.9
Cost of goods sold	$776.8	$668.7	$779.0	$752.2
Gross profit	$313.5	$280.5	$329.6	$285.7
Selling & administrative expenses	$194.7	$149.0	$166.7	$165.9
Net income	$75.7	$89.1	$108.6	$82.6
Net Income attributable to Hubbell	$75.0	$88.2	$107.1	$80.9
Earnings per share — Basic	$1.38	$1.62	$1.97	$1.49
Earnings per share — Diluted	$1.37	$1.62	$1.96	$1.48

	Reported First Quarter	Reported Second Quarter	Reported Third Quarter	Fourth Quarter
2019
Net sales	$1,087.3	$1,196.4	$1,204.0	$1,103.3
Cost of goods sold	$780.0	$839.0	$842.0	$777.3
Gross profit	$307.3	$357.4	$362.0	$326.0
Selling & administrative expenses	$186.4	$190.5	$189.1	$190.1
Net income	$73.8	$97.9	$132.6	$103.1
Net Income attributable to Hubbell	$72.3	$96.0	$130.7	$101.9
Earnings per share — Basic	$1.32	$1.76	$2.40	$1.87
Earnings per share — Diluted	$1.32	$1.75	$2.38	$1.85

92	HUBBELL INCORPORATED - Form 10-K

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

During the quarter ended December 31, 2020, the Company acquired Armorcast Products Company, Inc., Beckwith Electric Co., Inc., and AccelTex Solutions, LLC for an aggregate of $236.2 million. Because the Company has not yet fully incorporated the internal controls and procedures of the acquired entities into the Company's internal control over financial reporting, management excluded these business from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. These entities accounted for 3% of the Company's total assets excluding intangibles and goodwill as of December 31, 2020 and less than 1% of the Company's net sales for the year then ended.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-K. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level. Management’s annual report on internal control over financial reporting and the independent registered public accounting firm’s audit report on the effectiveness of our internal control over financial reporting as of December 31, 2020 are included in Item 8 of this Annual Report on Form 10-K.

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B    Other Information

Not applicable.

HUBBELL INCORPORATED - Form 10-K	93

PART III

ITEM 10    Directors, Executive Officers and Corporate Governance(1)

ITEM 11    Executive Compensation(2)

ITEM 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 with respect to the Company’s common stock that may be issued under the Company’s equity compensation plans (in thousands, except per share amounts):

	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options,Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders(a)	1,725	(c)(d)	$119.37	(e)	1,856	(c)
Equity Compensation Plans Not Requiring Shareholder Approval(b)	56	(c)(f)	—		143	(c)
TOTAL	1,781		$119.37		1,999
(a)The Company’s (1) Stock Option Plan for Key Employees and (2) 2005 Incentive Award Plan as amended and restated.
(b)The Company’s Deferred Compensation Plan for Directors as amended and restated. For a description of the material features of the plan, the information is incorporated by reference to the subheading “Deferred Compensation Plan” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 4, 2021.
(c)Hubbell Common Stock.
(d)Includes approximately 300,000 performance share awards assuming a maximum payout target. The Company does not anticipate that the maximum payout target will be achieved for all of these awards.
(e)Weighted average exercise price excludes performance share awards included in column A.
(f)Represents amount of shares currently deferred under this plan. These shares are not included in the total weighted average exercise price included in column B.

The remaining information required by this item is incorporated by reference to the subheading “Voting Rights and Security Ownership of Certain Beneficial Owners and Management” of the definitive proxy statement for the Company’s annual meeting of shareholders scheduled to be held on May 4, 2021.

(1)Certain of the information required by this item regarding executive officers is included under the subheading “Executive Officers of the Registrant” at the end of Part I of this Form 10-K and the remaining required information is incorporated by reference from our definitive proxy statement to be filed in connection with the Company’s annual meeting of shareholders scheduled to be held on May 4, 2021.
(2)The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with the Company’s annual meeting of shareholders scheduled to be held on May 4, 2021.

94	HUBBELL INCORPORATED - Form 10-K

ITEM 13    Certain Relationships and Related Transactions and Director Independence(3)

ITEM 14    Principal Accountant Fees and Services(4)

(3)The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with the Company’s annual meeting of shareholders scheduled to be held on May 4, 2021.
(4)The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with the Company’s annual meeting of shareholders scheduled to be held on May 4, 2021.

HUBBELL INCORPORATED - Form 10-K	95

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
		S-4	333-90754	4a	6/18/2002
4.3	Second Supplemental Indenture, dated as of November 17, 2010, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.(successor as trustee to JPMorgan Chase Bank N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee, including the form of 3.625% Senior Notes due 2022	8-K	001-02958	4.2	11/17/2010
4.4	Third Supplemental Indenture, dated as of March 1, 2016, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee	8-K	001-02958	4.2	3/1/2016
4.5	Form of 3.350% Senior Notes due 2026	8-K	001-02958	4.3	3/1/2016
4.6	Fourth Supplemental Indenture, dated as of August 3, 2017, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee.	8-K	001-02958	4.2	8/3/2017
4.7	Form of 3.150% Senior Notes due 2027	8-K	001-02958	4.3	8/3/2017
4.8	Fifth Supplemental Indenture, dated as of February 2, 2018, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee.	8-K	001-02958	4.2	2/2/2018
4.9	Form of 3.500% Senior Notes due 2028	8-K	001-02958	4.3	2/2/2018
4.10	Description of Registered Securities	10-K	001-02958	4.1	2/14/2020

96	HUBBELL INCORPORATED - Form 10-K

Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.1†	Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005	10-Q	001-02958	10a	10/26/2007
10.1(a)†	Amendment, dated February 15, 2008, to Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10.nn	2/25/2008
10.1(b)†	Amendment, dated December 28, 2010, to Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10a(1)	2/16/2011
10.1(c)†	Third Amendment, dated December 29, 2016, to Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10.1(c)	2/16/2017
10.2†	Hubbell Incorporated Retirement Plan for Directors, as amended and restated effective January 1, 2005	10-Q	001-02958	10i	10/26/2007
10.3†	Hubbell Incorporated Deferred Compensation Plan for Directors, as amended and restated effective December 23, 2015	S-8POS	333-206898	4.4	12/24/2015
10.4†	Hubbell Incorporated Executive Deferred Compensation Plan, as amended and restated effective January 1, 2016	10-K	001-02958	10.5	2/18/2016
10.4(a)†	Amendment 1, dated December 4, 2019, to Hubbell Incorporated Executive Deferred Compensation Plan, as amended and restated effective January 1, 2016	10-K	001-02958	10.4(a)	2/14/2020
10.5†	Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-Q	001-02958	10w	10/26/2007
10.5(a)†	Amendment, dated December 28, 2010, to Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10w(1)	2/16/2011
10.5(b)†	Second Amendment, dated January 17, 2017, to Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10.5(b)	2/16/2017
10.5(c)†	Third Amendment, dated December 4, 2019, to Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10.5(c)	2/14/2020
10.6†	Hubbell Incorporated Incentive Compensation Plan, adopted effective January 1, 2002	10-K	001-02958	10z	3/20/2002
10.6(a)†	First Amendment, dated December 4, 2019, to Hubbell Incorporated Incentive Compensation Plan, adopted effective January 1, 2002	10-K	001-02958	10.6(a)	2/14/2020
10.7†	Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated effective December 4, 2019	10-K	001-02958	10.7	2/14/2020
10.8†	Form of Restricted Stock Award Agreement for Directors under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated	10-Q	001-02958	10.8	7/19/2013
10.9†	Form of Stock Appreciation Rights Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.10†	Form of Performance Share Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.11†	Form of Performance Based Restricted Stock Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated	10-K	001-02958	10.12	2/16/2017
10.12†	Form of Restricted Stock Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.13†	Form of Restricted Stock Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.14†	Hubbell Incorporated Defined Contribution Restoration Plan, as amended and restated effective December 8, 2015	10-K	001-02958	10.16	2/18/2016
10.14(a)†	First Amendment, dated January 17, 2017 and effective as of January 1, 2017, to Hubbell Incorporated Defined Contribution Restoration Plan, as amended and restated effective December 8, 2015	10-K	001-02958	10.14(a)	2/16/2017
10.14(b)†	Second Amendment, dated December 4, 2019, to Hubbell Incorporated Defined Contribution Restoration Plan, as amended and restated effective December 8, 2015	10-K	001-02958	10.12(b)	2/14/2020

HUBBELL INCORPORATED - Form 10-K	97

		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.15†	Hubbell Incorporated Policy for Providing Severance Payments to Senior Employees, as amended and restated effective December 4, 2019.	10-K	001-02958	10.14	2/14/2020
10.16†	Grantor Trust for Senior Management Plans Trust Agreement between Hubbell Incorporated and The Bank of New York, as trustee, as amended and restated effective December 8, 2015	10-K	001-02958	10.18	2/18/2016
10.17†	Grantor Trust for Non-Employee Director Plans Trust Agreement between Hubbell Incorporated and The Bank of New York, as amended and restated effective December 8, 2015	10-K	001-02958	10.19	2/18/2016
10.18†	Trust Agreement by and between Hubbell Incorporated and MG Trust Company d/b/a Matrix Trust Company, as Trustee, as amended and restated effective November 6, 2015	10-K	001-02958	10.20	2/18/2016
10.19†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and David G. Nord	8-K	001-02958	10.2	1/5/2011
10.19(a)†	Amendment, dated as of January 1, 2013, to Change in Control Severance Agreement between Hubbell Incorporated and David G. Nord	8-K	001-02958	10.1	12/6/2012
10.20†	Letter Agreement, dated August 24, 2005, between Hubbell Incorporated and David G. Nord	8-K	001-02958	99.1	9/6/2005
10.21†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and William R. Sperry	8-K	001-02958	10.1	9/17/2012
10.21(a)†	Amendment, dated September 11, 2012, to Change in Control Severance Agreement between Hubbell Incorporated and William R. Sperry	8-K	001-02958	10.2	9/17/2012
10.22†	Change in Control Severance Agreement, dated as of January 24, 2014, between Hubbell Incorporated and Gerben Bakker	10-K	001-02958	10.36	2/18/2014
10.23†	Employment Agreement, dated as of December 22, 2017, between Hubbell Power Systems, Inc. and Allan J. Connolly	10-K	001-02958	10.22	2/14/2020
10.23(a)†	1st Amendment, dated July 1, 2019, to Employment Agreement dated as of December 22, 2017 between Hubbell Power Systems, Inc and Allan J. Connolly	10-K	001-02958	10.22(a)	2/14/2020
10.23(b)†	Letter Agreement dated as of April 2, 2020 between Hubbell Power Systems, Inc. and Allan J. Connolly.					*
10.24†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and Stephen M. Mais Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and Stephen M. Mais	10-Q	001-02958	10.3	7/19/2013
10.25†	Change in Control Severance Agreement, dated as of May 5, 2015, between Hubbell Incorporated and Rodd R. Ruland	10-K	001-02958	10.33	2/18/2016
10.26	Credit Agreement dated as of January 31, 2018, among Hubbell Incorporated, Hubbell Power Holdings S.à r.l., Harvey Hubbell Holdings S.à r.l., the Lenders party hereto, the Issuing Banks party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-02958	99.2	1/31/2018
10.27	First Amendment, dated as of January 10, 2018, by and among Hubbell Incorporated, Hubbell Power Holdings S.à r.l., and Harvey Hubbell Holdings S.à r.l, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-02958	10.1	1/11/2018
21.1	List of subsidiaries					*
23.1	Consent of PricewaterhouseCoopers LLP					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

98	HUBBELL INCORPORATED - Form 10-K

Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	The cover page of this Annual Report on Form 10-K for the year end December 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments)					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.
††	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies of such omitted schedules and exhibits to the Securities and Exchange Commission upon request.
*	Filed herewith.
**	Furnished herewith.

HUBBELL INCORPORATED - Form 10-K	99

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBBELL INCORPORATED
By	/s/ JONATHAN M. DEL NERO	By	/s/ WILLIAM R. SPERRY
	Jonathan M. Del Nero		William R. Sperry
	Vice President, Controller		Executive Vice President and
Chief Financial Officer
Date:	February 11, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.(1)

		Title	Date
By	/s/ G. W. BAKKER G. W. Bakker	President and Chief Executive Officer and Director	2/11/2021
By	/s/ W. R. SPERRY W. R. Sperry	Executive Vice President and Chief Financial Officer	2/11/2021
By	/s/ J. M. DEL NERO J. M. Del Nero	Vice President, Controller (Principal Accounting Officer)	2/11/2021
By	/s/ D. G. NORD D. G. Nord	Executive Chairman	2/11/2021
By	/s/ C. M. CARDOSO C. M. Cardoso	Director	2/11/2021
By	/s/ A. J. GUZZI A. J. Guzzi	Director	2/11/2021
By	/s/ N. J. KEATING N. J. Keating	Director	2/11/2021
By	/s/ B. C. LIND B. C. Lind	Director	2/11/2021
By	/s/ J. F. MALLOY J. F. Malloy	Director	2/11/2021
By	/s/ J. M. POLLINO J. M. Pollino	Director	2/11/2021
By	/s/ J. G. RUSSELL J. G. Russell	Director	2/11/2021
By	/s/ S. R. SHAWLEY S. R. Shawley	Director	2/11/2021

(1)As of February 11, 2021.

100	HUBBELL INCORPORATED - Form 10-K

Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2018, 2019 and 2020

Reserves deducted in the balance sheet from the assets to which they apply (in millions):

	Balance at Beginning of Year	Additions / (Reversals) Charged to Costs and Expenses	Deductions	Acquisitions	Balance at End of Year
Allowances for doubtful accounts receivable:
Year 2018	$4.6	$—	$(1.4)	$1.6	$4.8
Year 2019	$4.8	$3.4	$(0.5)	$—	$7.7
Year 2020(a)	$9.0	$5.0	$(1.7)	$0.2	$12.5
Allowance for credit memos, returns and cash discounts:
Year 2018	$50.5	$278.0	$(293.5)	$0.1	$35.1
Year 2019	$35.1	$299.1	$(298.2)	$—	$36.0
Year 2020	$36.0	$286.2	$(287.8)	$—	$34.4
Valuation allowance on deferred tax assets:
Year 2018	$19.4	$0.7	$—	$1.7	$21.8
Year 2019	$21.8	$7.2	$—	$—	$29.0
Year 2020	$29.0	$5.2	$—	$—	$34.2
 (a) The cumulative effect of the adoption of ASC 326 resulted in a $1.3 million increase to the opening balance.

HUBBELL INCORPORATED - Form 10-K	101