Form 10-Q
period 2021-03-31
HUBBELL INC
filed 2021-04-28
CIK 48898

Back to Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

•whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						Yes	☐	No	☑
 The number of shares outstanding of Hubbell common stock as of April 26, 2021 was 54,316,306.
HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2021	2020
Net sales	$1,078.4	$1,090.3
Cost of goods sold	788.6	776.8
Gross profit	289.8	313.5
Selling & administrative expenses	172.2	194.7
Operating income	117.6	118.8
Interest expense, net	(15.2)	(15.1)
Other expense, net	(0.9)	(3.8)
Total other expense	(16.1)	(18.9)
Income before income taxes	101.5	99.9
Provision for income taxes	22.4	24.2
Net income	79.1	75.7
Less: Net income attributable to noncontrolling interest	1.4	0.7
Net income attributable to Hubbell Incorporated	$77.7	$75.0
Earnings per share
Basic	$1.43	$1.38
Diluted	$1.42	$1.37
Cash dividends per common share	$0.98	$0.91
See notes to unaudited Condensed Consolidated Financial Statements.
HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Net income	$79.1	$75.7
Other comprehensive (loss) income:
Foreign currency translation adjustments	(6.6)	(25.6)
Defined benefit pension and post-retirement plans, net of taxes of $(0.7) and $(0.6)	2.0	1.7
Available-for-sale investments, net of taxes of $0.0 and $0.0	(0.1)	(0.1)
Unrealized gain (loss) on cash flow hedges, net of taxes of $0.0 and $(0.6)	0.1	1.6
Other comprehensive (loss) income	(4.6)	(22.4)
Total comprehensive income	74.5	53.3
Less: Comprehensive income attributable to noncontrolling interest	1.4	0.7
Comprehensive income attributable to Hubbell Incorporated	$73.1	$52.6
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents
Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$433.8	$259.6
Short-term investments	10.2	9.3
Accounts receivable (net of allowances of $11.7 and $12.5)	703.1	634.7
Inventories, net	616.4	607.3
Other current assets	64.0	76.7
Total Current Assets	1,827.5	1,587.6
Property, Plant, and Equipment, net	516.7	519.2
Other Assets
Investments	69.6	71.1
Goodwill	1,924.4	1,923.3
Other intangible assets, net	786.0	810.6
Other long-term assets	168.7	173.3
TOTAL ASSETS	$5,292.9	$5,085.1
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt and current portion of long-term debt	$360.8	$153.1
Accounts payable	421.3	378.0
Accrued salaries, wages and employee benefits	63.9	91.5
Accrued insurance	77.8	71.6
Other accrued liabilities	224.9	254.0
Total Current Liabilities	1,148.7	948.2
Long-Term Debt	1,433.7	1,436.9
Other Non-Current Liabilities	612.5	614.6
TOTAL LIABILITIES	3,194.9	2,999.7
Hubbell Incorporated Shareholders’ Equity	2,082.7	2,070.0
Noncontrolling interest	15.3	15.4
Total Equity	2,098.0	2,085.4
TOTAL LIABILITIES AND EQUITY	$5,292.9	$5,085.1
See notes to unaudited Condensed Consolidated Financial Statements.
HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Cash Flows from Operating Activities
Net income	$79.1	$75.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.6	38.9
Deferred income taxes	1.7	1.6
Stock-based compensation	9.5	11.6
Provision for bad debt expense	(0.5)	5.3
Changes in assets and liabilities, excluding effects of acquisitions:
Decrease (increase) in accounts receivable, net	(68.2)	(36.8)
Decrease (increase) in inventories, net	(12.1)	32.7
Increase in accounts payable	45.2	15.2
Decrease in current liabilities	(48.3)	(48.8)
Changes in other assets and liabilities, net	13.8	7.5
Contribution to qualified defined benefit pension plans	(0.1)	(0.1)
Other, net	(3.8)	5.6
Net cash provided by operating activities	58.9	108.4
Cash Flows from Investing Activities
Capital expenditures	(19.6)	(17.8)
Acquisition of businesses, net of cash acquired	0.1	(2.1)
Purchases of available-for-sale investments	(2.3)	(4.7)
Proceeds from available-for-sale investments	1.2	6.5
Other, net	5.3	2.5
Net cash used in investing activities	(15.3)	(15.6)
Cash Flows from Financing Activities
Long-term debt borrowings	298.7	100.0
Long-term debt repayments	—	(6.3)
Short-term debt (repayments) borrowings, net	(91.6)	38.1
Payment of dividends to shareholders	(53.2)	(49.5)
Payment of dividends to noncontrolling interest	(1.4)	(0.6)
Repurchase of common stock	(10.0)	(41.3)
Debt Issuance costs	(3.2)	—
Other, net	(6.9)	(4.7)
Net cash (used) provided by financing activities	132.4	35.7
Effect of exchange rate changes on cash and cash equivalents	(1.8)	(10.5)
Increase in cash and cash equivalents	174.2	118.0
Cash and cash equivalents
Beginning of period	259.6	182.0
End of period	$433.8	$300.0
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States of America (“U.S.”) GAAP for audited financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

Effective January 1, 2021 the Company consolidated the three business groups within its Electrical segment and renamed the segment as Hubbell Electrical Solutions ("Electrical Solutions"). The Electrical Solutions segment unites businesses with similar operating models, products, and go to market strategies under one operating banner and common leadership to drive synergies and long-term growth opportunities.

Also effective January 1, 2021, the Company moved its Hubbell Gas Connectors and Accessories business from the Electrical Solutions segment to the Utility Solutions segment to create synergies with the existing gas products already offered within the Utility Solutions segment and to better serve its utility customers. The information provided in the Condensed Consolidated Financial Statements and the related notes reflects the impact of this change for all periods presented.

The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2020.

Impact of the COVID-19 Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has had, and may continue to have, a significant effect on global economic conditions. U.S. Federal, state, local, and foreign governments have reacted to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. and global economies. The extent to which the coronavirus pandemic will continue to affect our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict and which may cause the actual results to differ from the estimates and assumptions we are required to make in the preparation of financial statements according to GAAP.

Recently Adopted Accounting Pronouncements

No accounting standards were adopted in the first quarter of 2021 that had a material impact on the Company's consolidated financial position, results of operations, or cash flows.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are effective for all entities beginning on March 12, 2020 through December 31, 2022. The Company may elect to apply the amendments prospectively through December 31, 2022. The Company has not adopted this ASU as of March 31, 2021. The Company is currently assessing the impact of adopting this standard on its financial statements and the timing of adoption.

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

The following table presents disaggregated revenue by business group. Prior period amounts have been reclassified to conform to our organizational changes as described in Note 1 - Basis of Presentation:

	Three Months Ended March 31,
in millions	2021	2020
Net sales
Commercial and Industrial	$378.4	$381.0
Heavy Industrial	76.3	86.3
Residential and Retail	91.5	96.4
Total Electrical Solutions	$546.2	$563.7
Utility T&D Components	374.9	354.9
Utility Communications and Controls	157.3	171.7
Total Utility Solutions	$532.2	$526.6
TOTAL	$1,078.4	$1,090.3

HUBBELL INCORPORATED-Form 10-Q    8

Back to Contents
The following table presents disaggregated revenue by geographic location (on a geographic basis, the Company defines "international" as operations based outside of the United States and its possessions):

	Three Months Ended March 31,
in millions	2021	2020
Net sales
United States	$488.0	$507.3
International	58.2	56.4
Total Electrical Solutions	$546.2	$563.7
United States	501.4	497.9
International	30.8	28.7
Total Utility Solutions	$532.2	$526.6
TOTAL	$1,078.4	$1,090.3

Contract Balances

Our contract liabilities consist of advance payments for products as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in Other accrued liabilities and the non-current portion of deferred revenue is included in Other non-current liabilities in the Condensed Consolidated Balance Sheets.

Contract liabilities were $22.2 million as of March 31, 2021 compared to $30.9 million as of December 31, 2020. The $8.7 million decrease in our contract liabilities balance was primarily due to the recognition of $16.2 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2021 partially offset by a $7.5 million net increase in current year deferrals primarily due to timing of advance payments on certain orders. The Company has an immaterial amount of contract assets relating to performance obligations satisfied prior to payment that is recorded in Other long-term assets in the Condensed Consolidated Balance Sheets. Impairment losses recognized on our receivables and contract assets were immaterial for the three months ended March 31, 2021.

Unsatisfied Performance Obligations

As of March 31, 2021, the Company had approximately $380 million of unsatisfied performance obligations for contracts with an original expected length of greater than one year, primarily relating to long-term contracts of the Utility Solutions segment to deliver and install meters, metering communications and grid monitoring sensor technology. The Company expects that a majority of the unsatisfied performance obligations will be completed and recognized over the next three years.

HUBBELL INCORPORATED-Form 10-Q    9

Back to Contents
NOTE 3 Segment Information

The Company's reporting segments consist of the Electrical Solutions segment and the Utility Solutions segment. Effective January 1, 2021, the Company moved its Hubbell Gas Connectors and Accessories business, from the Electrical Solutions segment to the Utility Solutions segment, consolidated the former three business groups within its Electrical segment and renamed the segment as Hubbell Electrical Solutions ("Electrical Solutions"). The Hubbell Gas Connectors and Accessories business has been moved to Utility Solutions to create synergies with the existing gas products already offered within the Utility Solutions segment and to better serve its utility customers. Comparable prior period segment results have been re-cast to reflect this change. The consolidation of business groups within the Electrical Solutions segment unites businesses with similar operating models, products, and go to market strategies under one operating banner and common leadership to drive synergies and long-term growth opportunities.

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

The Utility Solutions segment consists of businesses that design and manufacture various distribution, transmission, substation and telecommunications products primarily used by the electric, water, gas, and telecommunication utility industries. These offerings include advanced metering infrastructure, meter and edge devices, software and infrastructure services, which are primarily sold to the electric, water, and gas utility industries, as well as components and assemblies for the natural gas distribution market. In addition, certain of these products are used in the civil construction, water utility, and transportation industries. Products are sold to distributors and directly to users such as utilities, telecommunication companies, industrial firms, construction and engineering firms.

The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2021	2020	2021	2020	2021	2020
Three Months Ended March 31,
Electrical Solutions	$546.2	$563.7	$53.0	$52.5	9.7%	9.3%
Utility Solutions	532.2	526.6	64.6	66.3	12.1%	12.6%
TOTAL	$1,078.4	$1,090.3	$117.6	$118.8	10.9%	10.9%
HUBBELL INCORPORATED-Form 10-Q    10

Back to Contents
NOTE 4 Inventories, net

Inventories, net consists of the following (in millions):

	March 31, 2021	December 31, 2020
Raw material	$222.4	$219.5
Work-in-process	114.3	108.3
Finished goods	367.1	366.8
Subtotal	703.8	694.6
Excess of FIFO over LIFO cost basis	(87.4)	(87.3)
TOTAL	$616.4	$607.3
HUBBELL INCORPORATED-Form 10-Q    11

Back to Contents
NOTE 5 Goodwill and Other Intangible Assets, net

Changes in the carrying values of goodwill for the three months ended March 31, 2021, were as follows (in millions):

	Segment
	Electrical Solutions	Utility Solutions	Total
BALANCE DECEMBER 31, 2020	$663.9	$1,259.4	$1,923.3
Prior year acquisitions	—	4.1	4.1
Foreign currency translation	0.2	(3.2)	(3.0)
BALANCE MARCH 31, 2021	$664.1	$1,260.3	$1,924.4

The carrying value of other intangible assets included in Other intangible assets, net in the Condensed Consolidated Balance Sheets is as follows (in millions):

	March 31, 2021		December 31, 2020
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$213.1	$(76.2)	$213.4	$(73.8)
Customer relationships, developed technology and other	953.1	(357.6)	958.0	(340.6)
TOTAL DEFINITE-LIVED INTANGIBLES	$1,166.2	$(433.8)	$1,171.4	$(414.4)
Indefinite-lived:
Tradenames and other	53.6	—	53.6	—
TOTAL OTHER INTANGIBLE ASSETS	$1,219.8	$(433.8)	$1,225.0	$(414.4)

Amortization expense associated with definite-lived intangible assets was $20.7 million and $19.1 million during the three months ended March 31, 2021 and 2020, respectively. Future amortization expense associated with these intangible assets is estimated to be $59.4 million for the remainder of 2021, $73.9 million in 2022, $69.1 million in 2023, $64.2 million in 2024, $59.6 million in 2025, and $49.2 million in 2026. The Company amortizes intangible assets with definite lives using either an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the assets useful life, or using a straight line method. Approximately 77% of the gross value of definite-lived intangible assets follow an accelerated amortization method.

The organizational changes described in Note 1 - Basis of Presentation resulted in a change in the Company's reporting units effective January 1, 2021. As a result of the change in reporting units, the Company performed an interim goodwill impairment assessment as of January 1, 2021.

The Company applied the "Step-zero" test to one of its five reporting units, which allows the Company to first assess qualitative factors to determine whether it is more likely than not that a reporting unit's fair value is greater than its carrying amount. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair value of this reporting unit substantially exceeded its carrying value and, therefore, further quantitative analysis was not required. For the other four reporting units, the Company elected to utilize the quantitative goodwill impairment testing process, as permitted in the accounting guidance, by comparing the estimated fair value of the reporting units to their carrying values. If the estimated fair value of a reporting unit exceeds its carrying value, no impairment exists.

Goodwill impairment testing requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit. Significant judgment is required to estimate the fair value of reporting units including estimating future cash flows, determining appropriate discount rates and other assumptions, including assumptions about secular economic and market conditions, such as the potential continuing effects of the COVID-19 pandemic. The Company uses internal discounted cash flow models to estimate fair value. These cash flow estimates are derived from historical experience, third party end market data, and future long-term business plans and include assumptions of future sales growth, gross margin, operating margin, terminal growth rate, and the application of an appropriate discount rate. Significant changes in these estimates and assumptions could affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company believes that its estimated aggregate fair value of its reporting units is reasonable when compared to the Company's market capitalization on the valuation date.

As of January 1, 2021, the impairment testing resulted in implied fair values for each reporting unit that significantly exceeded such reporting unit's carrying value, including goodwill. The Company did not have any reporting units at risk of failing the quantitative impairment test as the excess of the implied fair value significantly exceeded the carrying value of each of the reporting units. Additionally, the Company did not have any reporting units with zero or negative carrying amounts.
HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents
NOTE 6 Other Accrued Liabilities

Other accrued liabilities consists of the following (in millions):

	March 31, 2021	December 31, 2020
Customer program incentives	$29.9	$40.7
Accrued income taxes	6.4	4.6
Contract liabilities - deferred revenue	22.2	30.9
Customer refund liability	18.4	17.4
Accrued warranties(1)	27.7	28.7
Current operating lease liabilities	31.4	32.1
Other	88.9	99.6
TOTAL	$224.9	$254.0
(1) Refer to Note 21 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding warranties.

NOTE 7 Other Non-Current Liabilities

Other non-current liabilities consists of the following (in millions):

	March 31, 2021	December 31, 2020
Pensions	$195.1	$199.0
Other post-retirement benefits	21.2	21.2
Deferred tax liabilities	137.3	135.3
Accrued warranties long-term(1)	51.8	51.8
Non-current operating lease liabilities	71.6	74.9
Other	135.5	132.4
TOTAL	$612.5	$614.6
(1) Refer to Note 21 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding warranties.
HUBBELL INCORPORATED-Form 10-Q    13

Back to Contents
NOTE 8 Total Equity

A summary of changes in total equity for the three months ended March 31, 2021 and the three months ended March 31, 2020 is provided below (in millions, except per share amounts):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2020	$0.6	$4.9	$2,393.7	$(329.2)	$2,070.0	$15.4
Net income	—	—	77.7	—	77.7	1.4
Other comprehensive (loss) income	—	—	—	(4.6)	(4.6)	—
Stock-based compensation	—	9.5	—	—	9.5	—
Acquisition/surrender of common shares(1)	—	(14.0)	(2.7)	—	(16.7)	—
Cash dividends declared ($0.98 per share)	—	—	(53.3)	—	(53.3)	—
Dividends to noncontrolling interest	—	—	—	—	—	(1.5)
Directors deferred compensation	—	0.1	—	—	0.1	—
BALANCE AT MARCH 31, 2021	$0.6	$0.5	$2,415.4	$(333.8)	$2,082.7	$15.3

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2019	$0.6	$—	$2,279.4	$(332.9)	$1,947.1	$13.4
Net income	—	—	75.0	—	75.0	0.7
Other comprehensive (loss) income	—	—	—	(22.4)	(22.4)	—
Stock-based compensation	—	11.6	—	—	11.6	—
Acquisition/surrender of common shares(1)	—	(10.4)	(34.1)	—	(44.5)	—
Cash dividends declared ($0.91 per share)	—	—	(49.7)	—	(49.7)	—
Dividends to noncontrolling interest	—	—	—	—	—	(0.5)
Directors deferred compensation	—	(1.2)	—	—	(1.2)	—
Cumulative effect from adoption of CECL accounting standard	—	—	(1.0)	—	(1.0)	—
BALANCE AT MARCH 31, 2020	$0.6	$—	$2,269.6	$(355.3)	$1,914.9	$13.6
(1) For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against common stock par value, Additional paid-in capital, to the extent available, and Retained earnings. The change in Retained earnings of $2.7 million and $34.1 million in the first three months of 2021 and 2020, respectively, reflects this accounting treatment.

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statements of Comprehensive Income.
HUBBELL INCORPORATED-Form 10-Q    14

Back to Contents
NOTE 9 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the three months ended March 31, 2021 is provided below (in millions):

(debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2020	$(0.7)	$1.0	$(212.0)	$(117.5)	$(329.2)
Other comprehensive income (loss) before reclassifications	(0.2)	(0.1)	—	(6.6)	(6.9)
Amounts reclassified from accumulated other comprehensive loss	0.3	—	2.0	—	2.3
Current period other comprehensive income (loss)	0.1	(0.1)	2.0	(6.6)	(4.6)
BALANCE AT MARCH 31, 2021	$(0.6)	$0.9	$(210.0)	$(124.1)	$(333.8)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020 is provided below (in millions):

	Three Months Ended March 31,
Details about Accumulated Other Comprehensive Loss Components	2021	2020	Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$(0.1)	$0.1	Net sales
	(0.3)	0.2	Cost of goods sold
	(0.4)	0.3	Total before tax
	0.1	(0.1)	Tax benefit (expense)
	$(0.3)	$0.2	Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs (a)	$—	$0.1
Actuarial gains/(losses) (a)	(2.7)	(2.4)
	(2.7)	(2.3)	Total before tax
	0.7	0.6	Tax benefit (expense)
	$(2.0)	$(1.7)	Gain (loss) net of tax
Gains (losses) reclassified into earnings	$(2.3)	$(1.5)

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

The following table sets forth the computation of earnings per share for the three months ended March 31, 2021 and 2020 (in millions, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income attributable to Hubbell Incorporated	$77.7	$75.0
Less: Earnings allocated to participating securities	(0.3)	(0.3)
Net income available to common shareholders	$77.4	$74.7
Denominator:
Average number of common shares outstanding	54.2	54.3
Potential dilutive common shares	0.5	0.3
Average number of diluted shares outstanding	54.7	54.6
Earnings per share:
Basic	$1.43	$1.38
Diluted	$1.42	$1.37

The Company did not have any significant anti-dilutive securities outstanding during the three months ended March 31, 2021 and 2020.
HUBBELL INCORPORATED-Form 10-Q    16

Back to Contents
NOTE 11 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three months ended March 31, 2021 and 2020 (in millions):

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Three Months Ended March 31,
Service cost	$0.2	$0.3	$—	$—
Interest cost	6.0	7.2	0.1	0.2
Expected return on plan assets	(9.1)	(8.5)	—	—
Amortization of prior service cost	—	—	—	(0.1)
Amortization of actuarial losses	2.7	2.4	—	—
NET PERIODIC BENEFIT COST	$(0.2)	$1.4	$0.1	$0.1

Employer Contributions

The Company has no material required contributions to it's foreign pension plans during 2021. As of March 31, 2021 the Company has contributed $0.1 million. Although not required by ERISA and the Internal Revenue Code, the Company may elect to make an additional voluntary contribution to its qualified domestic defined benefit pension plan in 2021. Additionally, we anticipate making cash payments of $5.0 million due in 2021, related to the previously disclosed settlement agreement with a multi-employer pension plan.
HUBBELL INCORPORATED-Form 10-Q    17

Back to Contents
NOTE 12 Guarantees

The Company records a liability equal to the fair value of guarantees in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of March 31, 2021 and December 31, 2020, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the three months ended March 31, 2021 and 2020 are set forth below (in millions):

	2021	2020
BALANCE AT JANUARY 1, (a)	$80.5	$82.1
Provision	2.2	4.6
Expenditures/payments/other	(3.2)	(4.2)
BALANCE AT MARCH 31, (a)	$79.5	$82.5
(a) Refer to Note 6 – Other Accrued Liabilities and Note 7 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.
HUBBELL INCORPORATED-Form 10-Q    18

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
At March 31, 2021 our accounts receivable balance was $703.1 million, net of allowances of $11.7 million. During the three months ended March 31, 2021 our allowances decreased approximately $0.8 million. The decrease is primarily the result of the improvement in general economic conditions.
Investments

At March 31, 2021 and December 31, 2020, the Company had $56.5 million and $57.7 million, respectively, of available-for-sale municipal debt securities. These investments had an amortized cost of $55.5 million and $56.4 million, respectively. No allowance for credit losses related to our available-for-sale debt securities was recorded for the three months ended March 31, 2021. As of March 31, 2021 and December 31, 2020 the unrealized losses attributable to our available-for-sale debt securities was $0.1 million. The fair value of available-for-sale debt securities with unrealized losses was $8.8 million at March 31, 2021 and $6.1 million at December 31, 2020.

The Company also had trading securities of $23.3 million at March 31, 2021 and $22.7 million at December 31, 2020 that are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale debt securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

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

Back to Contents
The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at March 31, 2021 and December 31, 2020 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
March 31, 2021
Money market funds(a)	$222.2	$—	$—	$222.2
Available for sale investments	—	56.5	—	56.5
Trading securities	23.3	—	—	23.3
Deferred compensation plan liabilities	(23.3)	—	—	(23.3)
Derivatives:
Forward exchange contracts-(Liabilities)(b)	—	(0.6)	—	(0.6)
TOTAL	$222.2	$55.9	$—	$278.1

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
December 31, 2020
Money market funds(a)	$26.6	$—	$—	$26.6
Available for sale investments	—	57.7	—	57.7
Trading securities	22.7	—	—	22.7
Deferred compensation plan liabilities	(22.7)	—	—	(22.7)
Derivatives:
Forward exchange contracts-(Liabilities)(b)	—	(0.8)	—	(0.8)
TOTAL	$26.6	$56.9	$—	$83.5
(a) Money market funds are reflected in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.
(b) Forward exchange contracts-(Liabilities) are reflected in Other accrued liabilities in the Condensed Consolidated Balance Sheets.

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

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. The Company purchased $1.2 million and $2.2 million of trading securities related to these deferred compensation plans during the three months ended March 31, 2021 and 2020, respectively. As a result of participant distributions, the Company sold $1.2 million of these trading securities during the three months ended March 31, 2021 and $0.8 million during the three months ended March 31, 2020. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

Long Term Debt

As of March 31, 2021 and December 31, 2020, the carrying value of long-term debt, net of unamortized discount and debt issuance costs (excluding the 2022 Notes as of March 31, 2021, which were redeemed on April 2, 2021), was $1,433.7 million and $1,436.9 million, respectively. The estimated fair value of the long-term debt as of March 31, 2021 and December 31, 2020 was $1,528.7 million and $1,569.5 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

HUBBELL INCORPORATED-Form 10-Q    20

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

HUBBELL INCORPORATED-Form 10-Q    21

Back to Contents
NOTE 15 Restructuring Costs and Other

In the three months ended March 31, 2021, we incurred costs for restructuring actions initiated in 2020 as well as costs for restructuring actions initiated in the prior years. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions and the sale or exit of businesses we determine to be non-strategic. Restructuring costs include severance and employee benefits, asset impairments, accelerated depreciation, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash.

Pre-tax restructuring costs incurred in each of our reporting segments and the location of the costs in the Condensed Consolidated Statements of Income for the three months ended March 31, 2021 and 2020 is as follows (in millions):

	Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020
	Cost of goods sold		Selling & administrative expense		Total
Electrical Solutions	$0.5	$0.1	$(0.2)	$0.4	$0.3	$0.5
Utility Solutions	0.3	2.9	—	0.1	0.3	3.0
Total Pre-Tax Restructuring Costs	$0.8	$3.0	$(0.2)	$0.5	$0.6	$3.5

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/21	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 3/31/2021
Total 2021 Restructuring Actions	$—	$—	$—	$—
2020 and Prior Restructuring Actions
Severance	$8.9	$(0.3)	$(3.0)	$5.6
Asset write-downs	—	—	—	—
Facility closure and other costs	1.7	0.9	(1.2)	1.4
Total 2020 and Prior Restructuring Actions	$10.6	$0.6	$(4.2)	$7.0
Total Restructuring Actions	$10.6	$0.6	$(4.2)	$7.0

The actual costs incurred and total expected cost in each of our reporting segments of our on-going restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2020	Costs incurred in the first three months of 2021	Remaining costs at 3/31/2021
Total 2021 Restructuring Actions	$—	$—	$—	$—
2020 and Prior Restructuring Actions
Electrical Solutions	$21.3	$16.0	$0.3	$5.0
Utility Solutions	9.9	8.1	0.3	1.5
Total 2020 and Prior Restructuring Actions	$31.2	$24.1	$0.6	$6.5
Total Restructuring Actions	$31.2	$24.1	$0.6	$6.5

HUBBELL INCORPORATED-Form 10-Q    22

Back to Contents
NOTE 16 Debt and Financing Arrangements

Long-term debt consists of the following (in millions):

	Maturity	March 31, 2021	December 31, 2020
Senior notes at 3.625%(b)	2022	$—	$299.2
Senior notes at 3.35%	2026	396.6	396.5
Senior notes at 3.15%	2027	296.6	296.4
Senior notes at 3.50%	2028	445.0	444.8
Senior notes at 2.300%	2031	295.5	—
TOTAL LONG-TERM DEBT(a)		$1,433.7	$1,436.9
(a)Long-term debt is presented net of debt issuance costs and unamortized discounts.
(b)As a result of the redemption of the 2022 Notes on April 2, 2021, the balance of the 2022 Notes is classified within Short term debt and current portion of long-term debt on the Company's Condensed Consolidated Balance Sheet as of March 31, 2021.

2.300% Senior Notes due 2031

On March 12, 2021, the Company completed a public offering of $300 million aggregate principal amount of its 2.300% Senior Notes due 2031 (the “2031 Notes”). The net proceeds from the offering were approximately $295.5 million after deducting the underwriting discount and estimated offering expenses payable by the Company. The Company used the net proceeds from the offering of the 2031 Notes, together with cash on hand, to redeem in full all of the Company’s outstanding 3.625% Senior Notes due 2022 in an aggregate principal amount of $300 million, which had a stated maturity date of November 15, 2022 (the “2022 Notes”), and to pay any premium and accrued interest in respect thereof, which redemption was completed on April 2, 2021. The redemption resulted in a $16.8 million loss on extinguishment of indebtedness that will be recognized in the second quarter of 2021. The loss on extinguishment includes a cash premium of $16.0 million payable on the redemption in accordance with the terms of the 2022 Notes.

The 2031 Notes bear interest at a rate of 2.300% per annum from March 12, 2021. Interest on the 2031 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. The 2031 Notes will mature on March 15, 2031.

The 2031 Notes are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default (including as a result of the Company's failure to meet certain non-financial covenants) under the indenture governing the notes or upon a change in control triggering event as defined in such indenture. The Company was in compliance with all non-financial covenants as of March 31, 2021.

2021 Credit Facility

On March 12, 2021, the Company, as borrower, and its subsidiaries Hubbell Power Holdings S.à r.l. and Harvey Hubbell Holdings S.à r.l., each as a subsidiary borrower (collectively, the “Subsidiary Borrowers”), entered into a new five-year credit agreement with a syndicate of lenders and JPMorgan Chase, N.A., as administrative agent, that provides a $750 million committed revolving credit facility (the “2021 Credit Facility"). Commitments under the 2021 Credit Facility may be increased to an aggregate amount not to exceed $1.25 billion. The 2021 Credit Facility includes a $50 million sub-limit for the issuance of letters of credit. The sum of the dollar amount of loans and letters of credits to the Subsidiary Borrowers under the 2021 Credit Facility may not exceed $75 million.

The interest rate applicable to borrowings under the 2021 Credit Facility is either (i) the alternate base rate (as defined in the Revolving Credit Agreement) or (ii) the adjusted LIBOR rate (as defined in the 2021 Credit Facility) plus,an applicable margin based on the Company’s credit ratings. All revolving loans outstanding under the 2021 Credit Facility will be due and payable on March 12, 2026.

The 2021 Credit Facility contains a financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of March 31, 2021. As of March 31, 2021, the 2021 Credit Facility was undrawn.

In connection with entry into the 2021 Credit Facility, the Company terminated all commitments under the existing credit facility dated as of January 31, 2018.

HUBBELL INCORPORATED-Form 10-Q    23

Back to Contents
Short-Term Debt and Current Portion of Long-term Debt

The Company had $360.8 million of short-term debt and current portion of long-term debt outstanding at March 31, 2021, which consisted primarily of the principal amount of the 2022 Notes, net of unamortized discount and capitalized issuance costs, and commercial paper. The 2022 Notes were redeemed after the balance sheet date. At December 31, 2020, the Company had $153.1 million of short-term debt outstanding, consisting primarily of commercial paper borrowings.

NOTE 17 Stock-Based Compensation

As of March 31, 2021, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. For those awards that vest immediately upon retirement eligibility, the Company recognizes compensation cost immediately for retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

The Company’s long-term incentive program for awarding stock-based compensation includes a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s common stock pursuant to the Hubbell Incorporated 2005 Incentive Award Plan as amended and restated (the "Award Plan"). Under the Award Plan, the Company may authorize up to 9.7 million shares of common stock to settle awards of restricted stock, performance shares, or SARs. The Company issues new shares to settle stock-based awards. During the three months ended March 31, 2021, the Company's grant of stock-based awards included restricted stock, SARs and performance shares.

Each of the compensation arrangements is discussed below.

Restricted Stock

The Company issues various types of restricted stock awards, all of which are considered outstanding at the time of grant, as the award holders are entitled to dividends and voting rights. Unvested restricted stock awards are considered participating securities when computing earnings per share. Restricted stock grants are not transferable and are subject to forfeiture in the event of the recipient’s termination of employment prior to vesting.

Restricted Stock Issued to Employees - Service Condition

Restricted stock awards that vest based upon a service condition are expensed on a straight-line basis over the requisite service period. These awards generally vest in three equal installments on each of the first three anniversaries of the grant date; however starting in December 2018, the Company granted a certain number of these awards that generally vest on the third-year anniversary of the grant date. The fair value of these awards is measured by the average of the high and low trading prices of the Company’s common stock on the most recent trading day immediately preceding the grant date (“measurement date”).

In February 2021, the Company granted 67,166 restricted stock awards with a fair value per share of $163.26.

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

In February 2021, the Company granted 182,441 SAR awards. The fair value of each SAR award was measured using the Black-Scholes option pricing model.

The following table summarizes the weighted-average assumptions used in estimating the fair value of the SARs granted during the first three months of 2021:

Grant Date	Expected Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value of 1 SAR
February 2021	2.4%	26.5%	0.6%	5.5 years	$29.43

HUBBELL INCORPORATED-Form 10-Q    24

Back to Contents
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

Performance Shares - Market Condition

In February 2021, the Company granted 15,741 performance shares that will vest subject to a market condition and service condition through the performance period. The market condition associated with the awards is the Company's total shareholder return ("TSR") compared to the TSR generated by the companies that comprise the S&P Capital Goods 900 index over a three year performance period. Performance at target will result in vesting and issuance of the number of performance shares granted, equal to 100% payout. Performance below or above target can result in issuance in the range of 0%-200% of the number of shares granted. Expense is recognized irrespective of the market condition being achieved.

The fair value of the performance share awards with a market condition for the 2021 grant was determined based upon a lattice model.

The following table summarizes the related assumptions used to determine the fair values of the performance share awards with a market condition granted during February 2021:

Grant Date	Stock Price on Measurement Date	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value
February 2021	$163.26	2.4%	40.6%	0.2%	3 years	$198.89

Expected volatilities are based on historical volatilities of the Company’s and members of the peer group's stock over a three year period. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term of the award.

Performance Shares - Performance Condition

In February 2021, the Company granted 31,543 performance shares that will vest subject to an internal Company-based performance condition and service requirement.

Fifty percent of these performance shares granted will vest based on Hubbell’s compounded annual growth rate of Net sales as compared to that of the companies that comprise the S&P Capital Goods 900 index. Fifty percent of these performance shares granted will vest based on achieved operating profit margin performance as compared to internal targets. Each of these performance conditions is measured over the same three-year performance period. The cumulative result of these performance conditions can result in a number of shares earned in the range of 0% - 200% of the target number of shares granted.

The fair value of the award is measured based upon the average of the high and low trading prices of the Company's common stock on the measurement date reduced by the present value of dividends expected to be paid during the requisite service period. The Company expenses these awards on a straight-line basis over the requisite service period and including an assessment of the performance achieved to date. The weighted average fair value per share was $151.92 for the awards granted in the first quarter of 2021.

Grant Date	Fair Value	Performance Period	Payout Range
February 2021	$151.92	Jan 2021 - Dec 2023	0-200%

HUBBELL INCORPORATED-Form 10-Q    25

Back to Contents

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

Hubbell is a global manufacturer of quality electrical products and utility solutions for a broad range of customer and end market applications. The Company's mission is to enable its customers to operate critical infrastructure safely, reliably, and efficiently. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, Mexico, China, the United Kingdom, Brazil, Australia, Spain and Ireland. The Company also participates in joint ventures in Hong Kong and the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company employed approximately 19,200 individuals worldwide as of March 31, 2021.

The Company’s reporting segments consist of the Electrical Solutions segment and the Utility Solutions segment.

Effective January 1, 2021, the Company consolidated the three business groups within its Electrical segment, and renamed the segment as Hubbell Electrical Solutions ("Electrical Solutions"). The Electrical Solutions segment unites businesses with similar operating models, products, and go to market strategies under one operating banner and common leadership to drive synergies and long-term growth opportunities.

Also effective January 1, 2021, the Company moved its Hubbell Gas Connectors and Accessories business, from the Electrical Solutions segment to the Utility Solutions segment to create synergies with the existing gas products offered within the Utility Solutions segment and to better serve its utility customers. The Hubbell Gas Connectors and Accessories business represented approximately $157.1 million of net sales and $19.4 million of operating profit in 2020. The Company began reporting its segment results under this revised reporting structure beginning with the filing of this Quarterly Report on Form 10-Q for the first quarter ended March 31, 2021.

Results for the three months ended March 31, 2021 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

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

HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents
Impact of the COVID-19 Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). U.S. federal, state, local, and foreign governments reacted to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. and global economies, including the shutdown of large portions of, or imposition of restrictions on, the U.S. and global economies. Notwithstanding a general improvement in conditions and reduction of pandemic effects, as of March 31, 2021 there continues to be significant uncertainty around the scope, severity, and duration of the pandemic, as well as the breadth and duration of business disruptions related to it and the overall impact on the U.S., global economies, and our operating results in future periods.

The extent to which the coronavirus pandemic affects our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict including new information that may emerge concerning the severity of the COVID-19 pandemic, additional outbreaks or resurgence of COVID-19, the availability of vaccines across different regions and effective treatments and the actions taken to contain it or respond to its health and economic effects.

Our top priority remains our employees and we continue to take appropriate actions to protect their health and safety. We have adjusted standard operating procedures within our business operations to ensure the continued safety of those within our locations and continually monitor health guidelines to ensure ongoing compliance and protection of our employees. These procedures continue to include expanded and more frequent cleaning within facilities, implementation of appropriate social distancing programs, shift changes, requiring use of certain personal protective equipment, screening protocols, and work from home programs, as applicable. Despite these efforts, the COVID-19 pandemic continues to pose the risk that our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities, partially or completely, for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities or imposed by our management, or that the pandemic may otherwise interrupt or impair business activities.

The disruption in economic activity as a result of the COVID-19 pandemic also affected customer demand across our end markets in 2020, including temporary stoppage of certain large meter installations and other regulatory restrictions on smart infrastructure projects and deployments. While market conditions have moderated and a strengthening of order rates through the first quarter of 2021 indicate improving conditions, it continues to be difficult to predict with specificity or quantify the future impact on our business, including our costs, the effect on our suppliers and availability of materials, and the extent and timing of a recovery in end-market demand.

Results of Operations – First Quarter of 2021 compared to the First Quarter of 2020

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended March 31,
	2021	% of Net sales	2020	% of Net sales
Net sales	$1,078.4		$1,090.3
Cost of goods sold	788.6	73.1%	776.8	71.2%
Gross profit	289.8	26.9%	313.5	28.8%
Selling & administrative ("S&A") expense	172.2	16.0%	194.7	17.9%
Operating income	117.6	10.9%	118.8	10.9%
Net income attributable to Hubbell Incorporated	77.7	7.2%	75.0	6.9%
EARNINGS PER SHARE – DILUTED	$1.42		$1.37

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

Adjusted operating measures exclude amortization of all intangible assets associated with our business acquisitions, including inventory step-up amortization associated with those acquisitions. The intangible assets associated with our business acquisitions arise from the allocation of the purchase price using the acquisition method of accounting in accordance with Accounting Standards Codification 805, “Business Combinations.” These assets consist primarily of customer relationships, developed technology, trademarks and tradenames, and patents, as reported in Note 6 – Goodwill and Other Intangible Assets, under the heading “Total Definite-Lived Intangibles,” within the Company’s audited consolidated financial statements set forth in its Annual Report on Form 10-K for Fiscal Year Ended December 31, 2020.

HUBBELL INCORPORATED-Form 10-Q    27

Back to Contents
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

The following table reconciles our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	Three Months Ended March 31,
	2021	% of Net sales	2020	% of Net sales
Gross profit (GAAP measure)	$289.8	26.9%	$313.5	28.8%
Amortization of acquisition-related intangible assets	8.6		6.9
Adjusted gross profit	$298.4	27.7%	$320.4	29.4%
S&A expenses (GAAP measure)	$172.2	16.0%	$194.7	17.9%
Amortization of acquisition-related intangible assets	13.6		12.6
Adjusted S&A expenses	$158.6	14.7%	$182.1	16.7%
Operating income (GAAP measure)	$117.6	10.9%	$118.8	10.9%
Amortization of acquisition-related intangible assets	22.2		19.5
Adjusted operating income	$139.8	13.0%	$138.3	12.7%
Net income attributable to Hubbell Incorporated (GAAP measure)	$77.7		$75.0
Amortization of acquisition-related intangible assets	22.2		19.5
Subtotal	$99.9		$94.5
Income tax effects(1)	5.5		4.9
Adjusted net income attributable to Hubbell Incorporated	$94.4		$89.6
Less: Earnings allocated to participating securities	(0.3)		(0.3)
Adjusted net income available to common shareholders	$94.1		$89.3
Average number of diluted shares outstanding	54.7		54.6
ADJUSTED EARNINGS PER SHARE – DILUTED	$1.72		$1.64
(1) The income tax effects are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted.
HUBBELL INCORPORATED-Form 10-Q    28

Back to Contents
The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Three Months Ended March 31,
	2021	Inc/(Dec) %	2020	Inc/(Dec) %
Net sales growth (GAAP measure)	$(11.9)	(1.1)	$3.0	0.3
Impact of acquisitions	32.9	3.0	11.0	1.0
Impact of divestitures	—	—	(9.5)	(0.9)
Foreign currency exchange	1.0	0.1	(1.0)	—
Organic net sales growth (non-GAAP measure)	$(45.8)	(4.2)	$2.5	0.2

Net Sales

Net sales of $1.08 billion in the first quarter of 2021 decreased by $11.9 million compared to the first quarter of 2020. Organic net sales declined by 4.2% primarily due to lower volume partially offset by favorable price realization. The impact of the decline in organic net sales was partially offset by an increase in Net sales of 3.0% from acquisitions and a 0.1% increase from foreign exchange.

Cost of Goods Sold

As a percentage of Net sales, cost of goods sold increased by 190 basis points to 73.1% in the first quarter of 2021, as compared to 71.2% in the first quarter of 2020. The increase was primarily driven by material cost inflation that exceeded favorable price realization, higher transportation costs, the effect of lower organic net sales volume, and an increase in amortization of acquisition-related intangibles, partially offset by productivity savings, and savings from our restructuring and related actions.

Gross Profit

The gross profit margin in the first quarter of 2021 decreased by 190 basis points to 26.9% as compared to 28.8% in the first quarter of 2020. Excluding amortization of acquisition-related intangible assets, the adjusted gross profit margin was 27.7% in the first quarter of 2021 as compared to 29.4% in the same period of the prior year. The decrease in the adjusted gross profit margin primarily reflects material cost inflation that exceeded favorable price realization, higher transportation costs, and the effect of lower organic net sales volume, partially offset by productivity savings, and savings from our restructuring and related actions.

Selling & Administrative Expenses

S&A expense in the first quarter of 2021 was $172.2 million and decreased by $22.5 million compared to the prior year period. S&A expense as a percentage of Net sales decreased by 190 basis points to 16.0% in the first quarter of 2021. Excluding amortization of acquisition-related intangible assets, adjusted S&A expense as a percentage of Net sales decreased by 200 basis points to 14.7% in the first quarter of 2021. The decrease in adjusted S&A expense as a percentage of Net sales is primarily due to cost reductions associated with lower volume and the COVID-19 pandemic, as well as lower costs and higher savings from our restructuring and related actions in the first quarter of 2021, including a gain on the sale of a facility.

Total Other Expense

Total other expense decreased by $2.8 million in the first quarter of 2021 to $16.1 million primarily due to lower non-service pension costs and lower losses on foreign exchange re-valuation in the first quarter of 2021 as compared to the same period of the prior year.

Income Taxes

The effective tax rate in the first quarter of 2021 decreased to 22.1% as compared to 24.2% in the first quarter of 2020 primarily due to favorable tax effects from stock based compensation, and absence of a deferred tax valuation allowance, as compared to the same period of the prior year.

HUBBELL INCORPORATED-Form 10-Q    29

Back to Contents
Net Income Attributable to Hubbell Incorporated and Earnings Per Diluted Share

Net income attributable to Hubbell Incorporated was $77.7 million in the first quarter of 2021 and increased 3.6% as compared to the same period of the prior year. Adjusted net income attributable to Hubbell Incorporated, which excludes amortization of acquisition-related intangibles, was $94.4 million in the first quarter of 2021 and increased by 5.4% as compared to the first quarter of 2020. As a result, earnings per diluted share in the first quarter of 2021 increased 3.6% as compared to the first quarter of 2020. Adjusted earnings per diluted share in the first quarter of 2021 increased by 4.9% as compared to the first quarter of 2020.

Segment Results

ELECTRICAL SOLUTIONS

	Three Months Ended March 31,
(In millions)	2021	2020
Net sales	$546.2	$563.7
Operating income (GAAP measure)	53.0	52.5
Amortization of acquisition-related intangible assets	4.2	4.8
Adjusted operating income	$57.2	$57.3
Operating margin (GAAP measure)	9.7%	9.3%
Adjusted operating margin	10.5%	10.2%

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Three Months Ended March 31,
Electrical Solutions	2021	Inc/(Dec) %	2020	Inc/(Dec) %
Net sales growth (GAAP measure)	$(17.5)	(3.1)	$(16.3)	(2.8)
Impact of acquisitions	5.7	1.0	3.5	0.6
Impact of divestitures	—	—	(9.5)	(1.6)
Foreign currency exchange	2.0	0.4	0.2	—
Organic net sales growth (non-GAAP measure)	$(25.2)	(4.5)	$(10.5)	(1.8)

Net sales in the Electrical Solutions segment in the first quarter of 2021 were $546.2 million and declined by $17.5 million, or 3.1%, as compared to the first quarter of 2020. Organic net sales in the first quarter of 2021 decreased by 4.5% as compared to the same prior year period, primarily due to lower unit volume, partially offset by a 1.0% increase in Net sales from acquisitions and 0.4% increase from foreign exchange.

Operating income in the Electrical Solutions segment for the first quarter of 2021 was $53.0 million and increased approximately 1% compared to the first quarter of 2020, while operating margin in the first quarter of 2021 increased by 40 basis points to 9.7%. Excluding amortization of acquisition-related intangibles, adjusted operating margin increased 30 basis points to 10.5%, as compared to the same prior year period. The increase in the adjusted operating margin in the first quarter of 2021 is primarily due to lower costs and higher savings from restructuring and related actions in the first quarter of 2021, including a gain on the sale of a facility, as well as other cost reductions associated with lower volume and the COVID-19 pandemic, partially offset by material cost inflation that was greater than favorable price realization, higher transportation costs, and the effect of lower organic net sales volume. Acquisitions contributed 30 basis points to adjusted operating margin in the first quarter of 2021 as compared to the same period of the prior year.

HUBBELL INCORPORATED-Form 10-Q    30

Back to Contents
UTILITY SOLUTIONS

	Three Months Ended March 31,
(In millions)	2021	2020
Net sales	$532.2	$526.6
Operating income (GAAP measure)	64.6	66.3
Amortization of acquisition-related intangible assets	18.0	14.7
Adjusted operating income	$82.6	$81.0
Operating margin (GAAP measure)	12.1%	12.6%
Adjusted operating margin	15.5%	15.4%

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Three Months Ended March 31,
Utility Solutions	2021	Inc/(Dec) %	2020	Inc/(Dec) %
Net sales growth (GAAP measure)	$5.6	1.1	$19.3	3.8
Impact of acquisitions	27.2	5.2	7.5	1.5
Impact of divestitures	—	—	—	—
Foreign currency exchange	(1.0)	(0.2)	(1.2)	(0.2)
Organic net sales growth (non-GAAP measure)	$(20.6)	(3.9)	$13.0	2.5

Net sales in the Utility Solutions segment in the first quarter of 2021 were $532.2 million, up $5.6 million, or 1.1%, as compared to the first quarter of 2020 due to acquisitions, which contributed 5.2% to Net sales growth. This increase was partially offset by a 3.9% decline in organic net sales, due to lower unit volume offset somewhat by favorable price realization, and a 0.2% decline in Net sales from foreign exchange.

Within the Utility Solutions segment, Net sales of our Utility T&D components businesses increased by 5.6% in the first quarter of 2021 as compared to the prior year, primarily driven by 4.8% Net sales growth from acquisitions and 1.4% organic net sales growth, partially offset by 0.6% unfavorable impact of foreign exchange. Net sales of our Utility Communications and Controls businesses decreased by 8.4% in the first quarter of 2021 as compared to the prior year primarily due to a 14.8% decline in organic net sales as a result of the continued effect of restrictions and delays associated with the pandemic on project deployments and installations, partially offset by 6.0% Net sales growth from acquisitions and 0.4% favorable impact of foreign exchange.

Operating income in the Utility Solutions segment for the first quarter of 2021 was $64.6 million and decreased by 2.6% compared to the first quarter of 2020. Operating margin in the first quarter of 2021 decreased to 12.1% as compared to 12.6% in the same period of 2020. Excluding amortization of acquisition-related intangibles, the adjusted operating margin increased by 10 basis points to 15.5%, primarily driven by cost reductions associated with lower volume and the COVID-19 pandemic, and higher savings and lower costs from our restructuring and related actions, largely offset by material cost inflation that was greater than favorable price realization, higher transportation costs, and the effect of lower organic net sales volume. Acquisitions contributed to the increase in adjusted operating income in the first quarter of 2021, and were approximately 40 basis points dilutive to the adjusted operating margin as compared to the same period of the prior year.

HUBBELL INCORPORATED-Form 10-Q    31

Back to Contents
Financial Condition, Liquidity and Capital Resources

Cash Flow

	Three Months Ended March 31,
(In millions)	2021	2020
Net cash provided by (used in):
Operating activities	$58.9	$108.4
Investing activities	(15.3)	(15.6)
Financing activities	132.4	35.7
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.8)	(10.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$174.2	$118.0

Cash provided by operating activities for the three months ended March 31, 2021 was $58.9 million compared to cash provided by operating activities of $108.4 million for the same period in 2020 and decreased primarily due to changes in the components of working capital, including accounts receivable, other current liabilities and inventories, partially offset by increases in accounts payable in the first three months of 2021 as compared to the same prior year period.

Cash used for investing activities was $15.3 million in the three months ended March 31, 2021 compared to cash used of $15.6 million during the comparable period in 2020, which primarily reflects consistent capital expenditures in each of the periods.

Cash provided by financing activities was $132.4 million in the three months ended March 31, 2021 as compared to cash provided of $35.7 million in the comparable period of 2020. The change in cash flows from financing activities primarily reflects the $298.7 million of proceeds from the issuance of the 2031 senior notes (described below) partially offset by $90.0 million of repayments of commercial paper compared to proceeds of $100.0 million for borrowings under the 2018 Credit Facility (as defined below) in 2020.

The unfavorable impact of foreign currency exchange rates on cash was $1.8 million for the three months ended March 31, 2021 and is primarily related to weakness in the Mexican Peso and Brazilian Real versus the U.S. Dollar.

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

HUBBELL INCORPORATED-Form 10-Q    32

Back to Contents
The table below presents the restructuring and related costs incurred in the first three months of 2021, additional expected costs, and the expected completion date of restructuring actions that have been initiated as of March 31, 2021 and in prior years (in millions):

	Costs incurred in the three months ended March 31, 2021	Additional expected costs	Expected completion date
2021 Restructuring Actions	$—	$—
2020 and Prior Restructuring Actions	0.6	6.5	2021
Total Restructuring cost (GAAP measure)	$0.6	$6.5
Restructuring-related costs	0.2	2.4
Restructuring and related costs (Non-GAAP)	$0.8	$8.9

During the first three months of 2021, we invested $19.6 million in capital expenditures, an increase of $1.8 million from the comparable period of 2020 as we were selective with our 2020 capital expenditures as a result of the general slowdown in economic activity associated with the COVID-19 pandemic.

Stock Repurchase Program

On October 23, 2020 the Board of Directors approved a new stock repurchase program that authorized the repurchase of up to $300 million of common stock and expires in October 2023 (the "October 2020 program"). In the first three months of 2021, the Company repurchased $10.0 million of shares of common stock authorized under the October 2020 program. At March 31, 2021, our remaining share repurchase authorization under the October 2020 program is $290.0 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At March 31, 2021 and December 31, 2020, the Company had $1,433.7 million and $1,436.9 million, respectively, of long-term debt outstanding, excluding long-term debt classified as current on the Condensed Consolidated Balance Sheets, and net of unamortized discount and the unamortized balance of capitalized debt issuance costs.

Revolving Credit Facility

On March 12, 2021, the Company, as borrower, and its subsidiaries Hubbell Power Holdings S.à r.l. and Harvey Hubbell Holdings S.à r.l., each as a subsidiary borrower (collectively, the “Subsidiary Borrowers”) entered into a new five-year credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provides a $750 million committed revolving credit facility (the “2021 Credit Facility"). Commitments under the 2021 Credit Facility may be increased to an aggregate amount not to exceed $1.25 billion. The 2021 Credit Facility includes a $50 million sub-limit for the issuance of letters of credit. The sum of the dollar amount of loans and letters of credits to the Subsidiary Borrowers under the 2021 Credit Facility may not exceed $75 million. There were no borrowings outstanding under the 2021 Credit Facility at March 31, 2021.

The interest rate applicable to borrowings under the 2021 Credit Facility is (i) either the alternate base rate (as defined in the 2021 Credit Facility) or (ii) the adjusted LIBOR rate (as defined in the 2021 Credit Facility) plus an applicable margin based on the Company’s credit ratings. All revolving loans outstanding under the 2021 Credit Facility will be due and payable on March 12, 2026.

The 2021 Credit Facility contains a financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of March 31, 2021. As of March 31, 2021, the 2021 Credit Facility was undrawn.

In connection with entry into the 2021 Credit Facility, the Company terminated all commitments under the existing credit facility dated as of January 31, 2018 (the "2018 Credit Facility"). In March 2020, the Company borrowed $100.0 million under the 2018 Credit Facility and subsequently repaid those borrowings in the second quarter of 2020.

Term Loan Agreement

The Company was also party to a Term Loan Agreement (the “Term Loan Agreement”) with a syndicate of lenders under which the Company borrowed $500 million on an unsecured basis to partially finance the Aclara acquisition on February 2, 2018. During the third quarter of 2020, the Company repaid in full the remaining principal outstanding under the Term Loan Agreement.

HUBBELL INCORPORATED-Form 10-Q    33

Back to Contents
Unsecured Senior Notes

On March 12, 2021, the Company completed a public offering of $300 million aggregate principal amount of its 2.300% Senior Notes due 2031 (the “2031 Notes” and collectively with those described below, the "Notes"). The net proceeds from the offering were approximately $295.5 million after deducting the underwriting discount and estimated offering expenses payable by the Company. The 2031 Notes bear interest at a rate of 2.300% per annum from March 12, 2021. Interest on the 2031 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. The 2031 Notes will mature on March 15, 2031.

The Company used the net proceeds from the offering of the 2031 Notes, together with cash on hand, on April 2, 2021 to redeem in full all of the Company’s outstanding 3.625% Senior Notes due 2022 in an aggregate principal amount of $300 million, which had a stated maturity date of November 15, 2022, and to pay the premium and accrued interest in respect thereof.

The redemption of the 2022 Notes resulted in a $16.8 million loss on extinguishment that will be recognized in the second quarter of 2021. As a result of the redemption of the 2022 Notes on April 2, 2021 along with the Notice of Full Redemption delivered to the holders of the 2022 Notes of our intention to redeem the 2022 Notes on April 2, 2021, the 2022 Notes are classified within the current portion of long-term debt in the Condensed Consolidated Balance Sheet as of March 31, 2021.

At December 31, 2020, the Company had outstanding unsecured, senior notes in principal amounts of $300 million due in 2022 (the "2022 Notes"), $400 million due in 2026, $300 million due in 2027, and $450 million due in 2028. At March 31, 2021 these notes were still outstanding in addition to the principal amounts of the 2031 Notes of $300 million. At March 31, 2021 the 2022 Notes were classified as short term and were redeemed on April 2, 2021.

The carrying value of the Notes, excluding amounts classified as current in the Condensed Consolidated Balance Sheet as of March 31, 2021, and net of unamortized discount and the unamortized balance of capitalized debt issuance costs, was $1,433.7 million and $1,436.9 million at March 31, 2021 and December 31, 2020, respectively.

The Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of default, or upon a change in control triggering event as defined in the indenture governing the Notes, as supplemented. The Company was in compliance with all covenants (none of which are financial) as of March 31, 2021.

Short-term and Current Portion of Long-term Debt

At March 31, 2021 and December 31, 2020 the Company had $360.8 million and $153.1 million, respectively, of short-term and current portion of long-term debt outstanding composed of:

◦$60.0 million of commercial paper borrowings outstanding at March 31, 2021 and $150.0 million of commercial paper borrowings outstanding at December 31, 2020.

◦$299.3 million current portion of long-term debt at March 31, 2021 relating to the 2022 Notes that were redeemed on April 2, 2021.

◦$1.5 million at March 31, 2021 and $3.1 million at December 31, 2020, respectively, of borrowings to support our international operations in China.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	March 31, 2021	December 31, 2020
Total Debt	$1,794.5	$1,590.0
Total Hubbell Incorporated Shareholders’ Equity	2,082.7	2,070.0
TOTAL CAPITAL	$3,877.2	$3,660.0
Total Debt to Total Capital	46%	43%
Cash and Investments	513.6	340.0
Net Debt	$1,280.9	$1,250.0
Net Debt to Total Capital	33%	34%

HUBBELL INCORPORATED-Form 10-Q    34

Back to Contents
Liquidity

We measure liquidity on the basis of our ability to meet short-term and long-term operational funding needs, to fund additional investments, including acquisitions, and to make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, cash dividend payments, stock repurchases, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms. In the first three months of 2021, we returned capital to our shareholders by paying $53.2 million of dividends on our common stock and using $10.0 million of cash for share repurchases.

We also require cash outlays to fund our operations, capital expenditures, and working capital requirements to accommodate anticipated levels of business activity, as well as our rate of cash dividends, and potential future acquisitions. We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that are summarized in the table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2020. As a result of the Tax Cuts and Jobs Acts of 2017 (the "TCJA"), we also have an obligation to fund, by annual installments through 2025, the Company's liability for the transition tax on the deemed repatriation of foreign earnings.

Our sources of funds and available resources to meet these funding needs are as follows:

◦Cash flows from operating activities and existing cash resources: In addition to cash flows from operating activities, we also had $433.8 million of cash and cash equivalents at March 31, 2021, of which approximately 47% was held inside the United States and the remainder held internationally. In April 2021, approximately $180.0 million of the cash held at March 31, 2021, in addition to other sources of funds, was used to redeem the 2022 Notes.

◦Our 2021 Credit Facility provides a $750.0 million committed revolving credit facility and commitments under the 2021 Credit Facility may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.250 billion. Annual commitment fees to support availability under the 2021 Credit Facility are not material. Although not the principal source of liquidity, we believe our 2021 Credit Facility is capable of providing significant financing flexibility at reasonable rates of interest and is an attractive alternative source of funding in the event that commercial paper markets experience disruption. However, an increase in usage of the 2021 Credit Facility related to growth or a significant deterioration in the results of our operations or cash flows could cause our borrowing costs to increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements. The full $750.0 million of borrowing capacity under the 2021 Credit Facility was available to the Company at March 31, 2021.

◦In addition to our commercial paper program and existing revolving credit facility, we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position, we believe that we would be able to obtain additional long-term debt financing on attractive terms.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the three months ended March 31, 2021, there were no material changes in our estimates and critical accounting policies.
HUBBELL INCORPORATED-Form 10-Q    35

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
•Availability, costs and quantity of raw materials, purchased components, energy and freight.
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
•The ability of government customers to meet their financial obligations.
•Political unrest in foreign countries.
•The impact of Brexit and other world economic and political issues.
HUBBELL INCORPORATED-Form 10-Q    36

Back to Contents
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
•Incurring significant and/or unexpected costs to avoid, manage, defend and litigate intellectual property matters.
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
•Improper conduct by any of our employees, agents or business partners that damage our reputation or subjects us to civil or criminal liability.
•Our ability to hire, retain and develop qualified personnel.
•Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.
•Transitioning from LIBOR to a replacement alternative reference rate.
•Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and in the Company's Quarterly Reports on Form 10-Q.

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

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the three months ended March 31, 2021. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

HUBBELL INCORPORATED-Form 10-Q    37

Back to Contents

ITEM 4	Controls and Procedures

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED-Form 10-Q    38

Back to Contents

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

HUBBELL INCORPORATED-Form 10-Q    39

Back to Contents

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 23, 2020 the Board of Directors approved a new stock repurchase program that authorized the repurchase of up to $300 million of common stock and expires in October 2023. In the three months ended March 31, 2021, the Company repurchased shares for an aggregate purchase price of $10.0 million. Our remaining share repurchase authorization under the October 2020 program is $290.0 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

The following table summarizes the Company's repurchase activity of common stock during the quarter ended March 31, 2021:

Period	Total Number of Shares of Common Stock Purchased(a) (000s)	Average Price Paid per share of Common Stock	Approximate Value of Shares that May Yet be Purchased Under the Programs (in millions)
BALANCE AS OF DECEMBER 31, 2020			$300.0
January 2021	—	$—	$300.0
February 2021	62	$162.35	$290.0
March 2021	—	$—	$290.0
TOTAL FOR THE QUARTER ENDED MARCH 31, 2021	$62	$162.35
(a)Purchased under our 2020 share repurchase program authorizing the repurchase of up to $300 million shares of common stock, which was publicly announced in October 2020.

HUBBELL INCORPORATED-Form 10-Q    40

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
4.1	Sixth Supplemental Indenture, dated as of March 12, 2021, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank)), as trustee.	8-K	001-02958	4.2	3/12/2021
4.2	Form of 2.300% Senior Notes due 2031 (included in Exhibit 4.1).	8-K	001-02958	4.3	3/12/2021
10.1	Revolving Credit Agreement, dated as of March 12, 2021, by and among Hubbell Incorporated and its subsidiaries Hubbell Power Holdings S.à r.l. and Harvey Hubbell Holdings S.à r.l., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A. as Administrative Agent.	8-K	001-02958	99.1	3/12/2021
10.2	Amendment #3, dated February 10, 2021, to Hubbell Incorporated Defined Contribution Restoration Plan, as amended and restated effective December 8, 2015.					*
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments)					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    41

Back to Contents
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2021

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Jonathan M. Del Nero
	William R. Sperry		Jonathan M. Del Nero
	Executive Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)
HUBBELL INCORPORATED-Form 10-Q    42