Form 10-Q
period 2021-06-30
HUBBELL INC
filed 2021-07-28
CIK 48898

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

•whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						Yes	☐	No	☑
 The number of shares outstanding of Hubbell common stock as of July 26, 2021 was 54,380,483.
HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Net sales	$1,191.8	$949.2	$2,270.2	$2,039.5
Cost of goods sold	861.0	668.7	1,649.6	1,445.5
Gross profit	330.8	280.5	620.6	594.0
Selling & administrative expenses	178.1	149.0	350.3	343.7
Operating income	152.7	131.5	270.3	250.3
Interest expense, net	(12.7)	(15.7)	(27.9)	(30.8)
Loss on disposition of business (Note 5)	(6.8)	—	(6.8)	—
Loss on extinguishment of debt (Note 16)	(16.8)	—	(16.8)	—
Other expense, net	(1.0)	(2.8)	(1.9)	(6.6)
Total other expense	(37.3)	(18.5)	(53.4)	(37.4)
Income before income taxes	115.4	113.0	216.9	212.9
Provision for income taxes	18.8	23.9	41.2	48.1
Net income	96.6	89.1	175.7	164.8
Less: Net income attributable to noncontrolling interest	0.8	0.9	2.2	1.6
Net income attributable to Hubbell Incorporated	$95.8	$88.2	$173.5	$163.2
Earnings per share
Basic	$1.76	$1.62	$3.19	$3.00
Diluted	$1.74	$1.62	$3.16	$2.99
Cash dividends per common share	$0.98	$0.91	$1.96	$1.82
See notes to unaudited Condensed Consolidated Financial Statements.
HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,
(in millions)	2021	2020
Net income	$96.6	$89.1
Other comprehensive (loss) income:
Foreign currency translation adjustments	9.3	1.8
Defined benefit pension and post-retirement plans, net of taxes of $(0.7) and $(0.5)	2.1	1.8
Available-for-sale investments, net of taxes of $0.0 and $(0.1)	—	0.5
Unrealized gain (loss) on cash flow hedges, net of taxes of $(0.1) and $0.3	0.2	(0.7)
Other comprehensive (loss) income	11.6	3.4
Total comprehensive income	108.2	92.5
Less: Comprehensive income attributable to noncontrolling interest	0.8	0.9
Comprehensive income attributable to Hubbell Incorporated	$107.4	$91.6
See notes to unaudited Condensed Consolidated Financial Statements.

	Six Months Ended June 30,
(in millions)	2021	2020
Net income	$175.7	$164.8
Other comprehensive (loss) income:
Foreign currency translation adjustments	2.7	(23.8)
Defined benefit pension and post-retirement plans, net of taxes of $(1.4) and $(1.1)	4.1	3.5
Available-for-sale investments, net of taxes of $0.0 and $(0.1)	(0.1)	0.4
Unrealized gain on cash flow hedges, net of taxes of $(0.1) and $(0.3)	0.3	0.9
Other comprehensive (loss) income	7.0	(19.0)
Total comprehensive income	182.7	145.8
Less: Comprehensive income attributable to noncontrolling interest	2.2	1.6
Comprehensive income attributable to Hubbell Incorporated	$180.5	$144.2
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$265.4	$259.6
Short-term investments	12.6	9.3
Accounts receivable (net of allowances of $11.8 and $12.5)	762.3	634.7
Inventories, net	638.3	607.3
Other current assets	66.5	76.7
Total Current Assets	1,745.1	1,587.6
Property, Plant, and Equipment, net	518.7	519.2
Other Assets
Investments	69.7	71.1
Goodwill	1,922.9	1,923.3
Other intangible assets, net	758.3	810.6
Other long-term assets	158.1	173.3
TOTAL ASSETS	$5,172.8	$5,085.1
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$137.6	$153.1
Accounts payable	465.7	378.0
Accrued salaries, wages and employee benefits	79.0	91.5
Accrued insurance	76.4	71.6
Other accrued liabilities	240.7	254.0
Total Current Liabilities	999.4	948.2
Long-Term Debt	1,434.2	1,436.9
Other Non-Current Liabilities	598.3	614.6
TOTAL LIABILITIES	3,031.9	2,999.7
Hubbell Incorporated Shareholders’ Equity	2,125.7	2,070.0
Noncontrolling interest	15.2	15.4
Total Equity	2,140.9	2,085.4
TOTAL LIABILITIES AND EQUITY	$5,172.8	$5,085.1
See notes to unaudited Condensed Consolidated Financial Statements.
HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in millions)	2021	2020
Cash Flows from Operating Activities
Net income	$175.7	$164.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83.5	77.6
Deferred income taxes	6.1	(0.5)
Stock-based compensation	13.4	15.9
Provision for bad debt expense	(0.3)	6.8
Loss on disposition of business	6.8	—
Loss on extinguishment of debt	16.8	—
Changes in assets and liabilities, excluding effects of acquisitions:
Decrease (increase) in accounts receivable, net	(125.6)	25.0
Decrease (increase) in inventories, net	(33.2)	24.5
Increase in accounts payable	92.2	13.1
Decrease in current liabilities	(15.7)	(45.7)
Changes in other assets and liabilities, net	(5.2)	17.8
Contribution to qualified defined benefit pension plans	(0.1)	(1.4)
Other, net	(5.1)	5.8
Net cash provided by operating activities	209.3	303.7
Cash Flows from Investing Activities
Capital expenditures	(39.1)	(35.0)
Proceeds from disposal of business	8.5	—
Acquisition of businesses, net of cash acquired	0.1	(2.0)
Purchases of available-for-sale investments	(6.2)	(4.7)
Proceeds from available-for-sale investments	3.3	11.1
Other, net	6.6	3.7
Net cash used in investing activities	(26.8)	(26.9)
Cash Flows from Financing Activities
Long-term debt borrowings	298.7	225.0
Long-term debt repayments	(300.0)	(115.6)
Short-term debt (repayments) borrowings, net	(15.6)	73.5
Payment of dividends to shareholders	(106.5)	(98.9)
Payment of dividends to noncontrolling interest	(2.3)	(1.6)
Repurchase of common stock	(11.2)	(41.3)
Debt issuance costs	(4.5)	—
Make whole payment for retirement of long-term debt	(16.0)	—
Other, net	(20.9)	(6.5)
Net cash (used) provided by financing activities	(178.3)	34.6
Effect of exchange rate changes on cash and cash equivalents	1.6	(8.4)
Increase in cash and cash equivalents	5.8	303.0
Cash and cash equivalents
Beginning of period	259.6	182.0
End of period	$265.4	$485.0
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States of America (“U.S.”) GAAP for audited financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

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

Recently Adopted Accounting Pronouncements

No accounting standards were adopted during the six months ended June 30, 2021 that had a material impact on the Company's consolidated financial position, results of operations, or cash flows.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are effective for all entities beginning on March 12, 2020 through December 31, 2022. The Company may elect to apply the amendments prospectively through December 31, 2022. The Company has not adopted this ASU as of June 30, 2021. The Company is currently assessing the impact of adopting this standard on its financial statements and the timing of adoption.

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

The following table presents disaggregated revenue by business group. Prior period amounts have been reclassified to conform to our organizational changes as described in Note 1 - Basis of Presentation:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2021	2020	2021	2020
Net sales
Commercial and Industrial	$423.6	$312.5	$802.1	$693.5
Heavy Industrial	85.8	67.2	162.1	153.5
Residential and Retail	93.5	89.7	184.9	186.1
Total Electrical Solutions	$602.9	$469.4	$1,149.1	$1,033.1
Utility T&D Components	421.3	337.5	796.2	692.4
Utility Communications and Controls	167.6	142.3	324.9	314.0
Total Utility Solutions	$588.9	$479.8	$1,121.1	$1,006.4
TOTAL	$1,191.8	$949.2	$2,270.2	$2,039.5

HUBBELL INCORPORATED-Form 10-Q    8

Back to Contents

The following table presents disaggregated revenue by geographic location (on a geographic basis, the Company defines "international" as operations based outside of the United States and its possessions):

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2021	2020	2021	2020
Net sales
United States	$534.0	$424.2	$1,022.0	$931.5
International	68.9	45.2	127.1	101.6
Total Electrical Solutions	$602.9	$469.4	$1,149.1	$1,033.1
United States	560.3	456.5	1,061.7	954.4
International	28.6	23.3	59.4	52.0
Total Utility Solutions	$588.9	$479.8	$1,121.1	$1,006.4
TOTAL	$1,191.8	$949.2	$2,270.2	$2,039.5

Contract Balances

Our contract liabilities consist of advance payments for products as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in Other accrued liabilities and the non-current portion of deferred revenue is included in Other non-current liabilities in the Condensed Consolidated Balance Sheets.

Contract liabilities were $14.5 million as of June 30, 2021 compared to $30.9 million as of December 31, 2020. The $16.4 million decrease in our contract liabilities balance was primarily due to the recognition of $25.8 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2021 and a $1.5 million decline in contract liabilities relating to the disposition of a business, partially offset by a $10.9 million net increase in current year deferrals primarily due to timing of advance payments on certain orders. The Company has an immaterial amount of contract assets relating to performance obligations satisfied prior to payment that is recorded in Other long-term assets in the Condensed Consolidated Balance Sheets. Impairment losses recognized on our receivables and contract assets were immaterial for the three and six months ended June 30, 2021.

Unsatisfied Performance Obligations

As of June 30, 2021, the Company had approximately $430 million of unsatisfied performance obligations for contracts with an original expected length of greater than one year, primarily relating to long-term contracts of the Utility Solutions segment to deliver and install meters, metering communications and grid monitoring sensor technology. The Company expects that a majority of the unsatisfied performance obligations will be completed and recognized over the next three years.

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

The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2021	2020	2021	2020	2021	2020
Three Months Ended June 30,
Electrical Solutions	$602.9	$469.4	$76.3	$52.8	12.7%	11.2%
Utility Solutions	588.9	479.8	76.4	78.7	13.0%	16.4%
TOTAL	$1,191.8	$949.2	$152.7	$131.5	12.8%	13.9%
Six Months Ended June 30,
Electrical Solutions	$1,149.1	$1,033.1	$129.3	$105.2	11.3%	10.2%
Utility Solutions	1,121.1	1,006.4	141.0	145.1	12.6%	14.4%
TOTAL	$2,270.2	$2,039.5	$270.3	$250.3	11.9%	12.3%
HUBBELL INCORPORATED-Form 10-Q    10

Back to Contents

NOTE 4 Inventories, net

Inventories, net consists of the following (in millions):

	June 30, 2021	December 31, 2020
Raw material	$236.0	$219.5
Work-in-process	120.5	108.3
Finished goods	369.2	366.8
Subtotal	725.7	694.6
Excess of FIFO over LIFO cost basis	(87.4)	(87.3)
TOTAL	$638.3	$607.3
HUBBELL INCORPORATED-Form 10-Q    11

Back to Contents

NOTE 5 Goodwill and Other Intangible Assets, net

Changes in the carrying values of goodwill for the six months ended June 30, 2021, were as follows (in millions):

	Segment
	Electrical Solutions	Utility Solutions	Total
BALANCE DECEMBER 31, 2020	$663.9	$1,259.4	$1,923.3
Prior year acquisitions	—	1.8	1.8
Current year dispositions	—	(1.9)	(1.9)
Foreign currency translation	0.6	(0.9)	(0.3)
BALANCE JUNE 30, 2021	$664.5	$1,258.4	$1,922.9

In June of 2021, the Company completed the sale of the Consumer Analytics Solutions business for $9.8 million. The Consumer Analytics Solutions business was part of Aclara and was previously included in the Utility Solutions segment. Upon disposition, the Consumer Analytics Solutions business had assets of $15.9 million, including definite-lived intangibles of $8.7 million (primarily customer relationships and developed technology), goodwill of $1.9 million and total liabilities of $1.5 million (primarily comprised of deferred revenue). As a result of the sale of the Consumer Analytics Solutions business, we recognized a pre-tax loss of $6.8 million that is included in Total other expense in the Condensed Consolidated Statements of Income.

The carrying value of other intangible assets included in Other intangible assets, net in the Condensed Consolidated Balance Sheets is as follows (in millions):

	June 30, 2021		December 31, 2020
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$213.3	$(78.6)	$213.4	$(73.8)
Customer relationships, developed technology and other	942.9	(373.1)	958.0	(340.6)
TOTAL DEFINITE-LIVED INTANGIBLES	$1,156.2	$(451.7)	$1,171.4	$(414.4)
Indefinite-lived:
Tradenames and other	53.8	—	53.6	—
TOTAL OTHER INTANGIBLE ASSETS	$1,210.0	$(451.7)	$1,225.0	$(414.4)

Amortization expense associated with definite-lived intangible assets was $19.9 million and $18.6 million during the three months ended June 30, 2021 and 2020, respectively, and $40.7 million and $37.7 million during the six months ended June 30, 2021 and 2020, respectively. Future amortization expense associated with these intangible assets is estimated to be $39.1 million for the remainder of 2021, $73.1 million in 2022, $68.4 million in 2023, $63.5 million in 2024, $58.9 million in 2025, and $55.2 million in 2026. The Company amortizes intangible assets with definite lives using either an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the assets useful life, or using a straight line method. Approximately 76% of the gross value of definite-lived intangible assets follow an accelerated amortization method.

The Company completed its annual goodwill impairment test as of April 1, 2021. The Company applied the "Step-zero" test to one of its five reporting units, which allows the Company to first assess qualitative factors to determine whether it is more likely than not that a reporting unit's fair value is greater than its carrying amount. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair value of this reporting unit substantially exceeded its carrying value and, therefore, further quantitative analysis was not required. For the other four reporting units, the Company elected to utilize the quantitative goodwill impairment testing process, as permitted in the accounting guidance, by comparing the estimated fair value of the reporting units to their carrying values. If the estimated fair value of a reporting unit exceeds its carrying value, no impairment exists.

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
HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents

Significant changes in these estimates and assumptions could affect the determination of fair value and/or goodwill impairment for each reporting unit.

As of April 1, 2021, the impairment testing resulted in implied fair values for each reporting unit that exceeded such reporting unit's carrying value, including goodwill. The Company did not have any reporting units at risk of failing the quantitative impairment test as the excess of the implied fair value significantly exceeded the carrying value of each of the reporting units. Additionally, the Company did not have any reporting units with zero or negative carrying amounts.

The Company performs its impairment assessment of indefinite-lived intangible assets as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. For the 2021 test, the Company elected to utilize the quantitative impairment testing process as permitted in the accounting guidance, by comparing the fair value of the indefinite-lived intangible assets to their carrying values. If the fair value of the indefinite-lived intangible assets exceeds their carrying value, no impairment exists. The fair value was determined utilizing an income approach (relief from royalty method). Significant judgment is required to estimate the fair value of the indefinite-lived intangible assets including assumptions for future revenues, discount rates, royalty rates, and other assumptions, including assumptions about secular economic and market conditions, such as the potential continuing effects of the COVID-19 pandemic. Significant changes in these estimates and assumptions could affect the determination of fair value and/or impairment for each indefinite-lived intangible asset. As of April 1, 2021, the impairment testing resulted in fair values for each indefinite-lived intangible asset that significantly exceeded the carrying values and there were no indefinite-lived intangible assets at risk of failing the quantitative impairment test.
HUBBELL INCORPORATED-Form 10-Q    13

Back to Contents

NOTE 6 Other Accrued Liabilities

Other accrued liabilities consists of the following (in millions):

	June 30, 2021	December 31, 2020
Customer program incentives	$42.5	$40.7
Accrued income taxes	5.8	4.6
Contract liabilities - deferred revenue	14.5	30.9
Customer refund liability	17.6	17.4
Accrued warranties(1)	24.0	28.7
Current operating lease liabilities	29.8	32.1
Other	106.5	99.6
TOTAL	$240.7	$254.0
(1) Refer to Note 21 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding warranties.

NOTE 7 Other Non-Current Liabilities

Other non-current liabilities consists of the following (in millions):

	June 30, 2021	December 31, 2020
Pensions	$190.3	$199.0
Other post-retirement benefits	21.2	21.2
Deferred tax liabilities	142.8	135.3
Accrued warranties long-term(1)	51.5	51.8
Non-current operating lease liabilities	66.6	74.9
Other	125.9	132.4
TOTAL	$598.3	$614.6
(1) Refer to Note 21 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding warranties.
HUBBELL INCORPORATED-Form 10-Q    14

Back to Contents

NOTE 8 Total Equity

A summary of changes in total equity for the three and six months ended June 30, 2021 and the three and six months ended June 30, 2020 is provided below (in millions, except per share amounts):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2020	$0.6	$4.9	$2,393.7	$(329.2)	$2,070.0	$15.4
Net income	—	—	77.7	—	77.7	1.4
Other comprehensive (loss) income	—	—	—	(4.6)	(4.6)	—
Stock-based compensation	—	9.5	—	—	9.5	—
Acquisition/surrender of common shares(1)	—	(14.0)	(2.7)	—	(16.7)	—
Cash dividends declared ($0.98 per share)	—	—	(53.3)	—	(53.3)	—
Dividends to noncontrolling interest	—	—	—	—	—	(1.5)
Directors deferred compensation	—	0.1	—	—	0.1	—
BALANCE AT MARCH 31, 2021	$0.6	$0.5	$2,415.4	$(333.8)	$2,082.7	$15.3
Net income	—	—	95.8	—	95.8	0.8
Other comprehensive (loss) income	—	—	—	11.6	11.6	—
Stock-based compensation	—	3.9	—	—	3.9	—
Acquisition/surrender of common shares(1)	—	(4.5)	(10.5)	—	(15.0)	—
Cash dividends declared ($0.98 per share)	—	—	(53.4)	—	(53.4)	—
Dividends to noncontrolling interest	—	—	—	—	—	(0.9)
Directors deferred compensation	—	0.1	—	—	0.1	—
BALANCE AT JUNE 30, 2021	$0.6	$—	$2,447.3	$(322.2)	$2,125.7	$15.2
HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2019	$0.6	$—	$2,279.4	$(332.9)	$1,947.1	$13.4
Net income	—	—	75.0	—	75.0	0.7
Other comprehensive (loss) income	—	—	—	(22.4)	(22.4)	—
Stock-based compensation	—	11.6	—	—	11.6	—
Acquisition/surrender of common shares(1)	—	(10.4)	(34.1)	—	(44.5)	—
Cash dividends declared ($0.91 per share)	—	—	(49.7)	—	(49.7)	—
Dividends to noncontrolling interest	—	—	—	—	—	(0.5)
Directors deferred compensation	—	(1.2)	—	—	(1.2)	—
Cumulative effect from adoption of CECL accounting standard	—	—	(1.0)	—	(1.0)	—
BALANCE AT MARCH 31, 2020	$0.6	$—	$2,269.6	$(355.3)	$1,914.9	$13.6
Net income	—	—	88.2	—	88.2	0.9
Other comprehensive (loss) income	—	—	—	3.4	3.4	—
Stock-based compensation	—	4.3	—	—	4.3	—
Acquisition/surrender of common shares(1)	—	(1.6)	—	—	(1.6)	—
Cash dividends declared ($0.91 per share)	—	—	(49.4)	—	(49.4)	—
Dividends to noncontrolling interest	—	—	—	—	—	(0.9)
Directors deferred compensation	—	0.1	—	—	0.1	—
BALANCE AT JUNE 30, 2020	$0.6	$2.8	$2,308.4	$(351.9)	$1,959.9	$13.6
(1) For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against common stock par value, Additional paid-in capital, to the extent available, and Retained earnings. The change in Retained earnings of $13.2 million and $34.1 million in the first six months of 2021 and 2020, respectively, reflects this accounting treatment.

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statements of Comprehensive Income.
HUBBELL INCORPORATED-Form 10-Q    16

Back to Contents

NOTE 9 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the six months ended June 30, 2021 is provided below (in millions):

(debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2020	$(0.7)	$1.0	$(212.0)	$(117.5)	$(329.2)
Other comprehensive income (loss) before reclassifications	(0.5)	(0.1)	—	2.7	2.1
Amounts reclassified from accumulated other comprehensive loss	0.8	—	4.1	—	4.9
Current period other comprehensive income (loss)	0.3	(0.1)	4.1	2.7	7.0
BALANCE AT JUNE 30, 2021	$(0.4)	$0.9	$(207.9)	$(114.8)	$(322.2)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three and six months ended June 30, 2021 and 2020 is provided below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Details about Accumulated Other Comprehensive Loss Components	2021	2020	2021	2020	Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$—	$0.2	$(0.1)	$0.3	Net sales
	(0.5)	0.3	(0.8)	0.5	Cost of goods sold
	(0.2)	—	(0.2)	—	Other expense, net
	(0.7)	0.5	(1.1)	0.8	Total before tax
	0.2	(0.1)	0.3	(0.2)	Tax benefit (expense)
	$(0.5)	$0.4	$(0.8)	$0.6	Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs (a)	$(0.1)	$—	$(0.1)	$0.1
Actuarial gains/(losses) (a)	(2.7)	(2.3)	(5.4)	(4.7)
	(2.8)	(2.3)	(5.5)	(4.6)	Total before tax
	0.7	0.5	1.4	1.1	Tax benefit (expense)
	$(2.1)	$(1.8)	$(4.1)	$(3.5)	Gain (loss) net of tax
Gains (losses) reclassified into earnings	$(2.6)	$(1.4)	$(4.9)	$(2.9)

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

The following table sets forth the computation of earnings per share for the three and six months ended June 30, 2021 and 2020 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to Hubbell Incorporated	$95.8	$88.2	$173.5	$163.2
Less: Earnings allocated to participating securities	(0.3)	(0.3)	(0.6)	(0.6)
Net income available to common shareholders	$95.5	$87.9	$172.9	$162.6
Denominator:
Average number of common shares outstanding	54.3	54.1	54.3	54.2
Potential dilutive common shares	0.4	0.2	0.4	0.2
Average number of diluted shares outstanding	54.7	54.3	54.7	54.4
Earnings per share:
Basic	$1.76	$1.62	$3.19	$3.00
Diluted	$1.74	$1.62	$3.16	$2.99

The Company did not have any significant anti-dilutive securities outstanding during the three and six months ended June 30, 2021 and 2020.
HUBBELL INCORPORATED-Form 10-Q    18

Back to Contents

NOTE 11 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three and six months ended June 30, 2021 and 2020 (in millions):

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Three Months Ended June 30,
Service cost	$0.3	$0.2	$—	$—
Interest cost	6.0	7.2	0.2	0.2
Expected return on plan assets	(9.2)	(8.4)	—	—
Amortization of prior service cost	0.1	0.1	—	(0.1)
Amortization of actuarial losses	2.7	2.3	—	—
NET PERIODIC BENEFIT COST	$(0.1)	$1.4	$0.2	$0.1
Six Months Ended June 30,
Service cost	$0.5	$0.5	$—	$—
Interest cost	12.0	14.4	0.3	0.4
Expected return on plan assets	(18.3)	(16.9)	—	—
Amortization of prior service cost	0.1	0.1	—	(0.2)
Amortization of actuarial losses	5.4	4.7	—	—
NET PERIODIC BENEFIT COST	$(0.3)	$2.8	$0.3	$0.2

Employer Contributions

The Company has made no material required contributions to its foreign pension plans during 2021. As of June 30, 2021 the Company has contributed $0.1 million. Although not required by ERISA and the Internal Revenue Code, the Company may elect to make an additional voluntary contribution to its qualified domestic defined benefit pension plan in 2021. Additionally, we anticipate making cash payments of $5.0 million due in 2021, related to the previously disclosed settlement agreement with a multi-employer pension plan.
HUBBELL INCORPORATED-Form 10-Q    19

Back to Contents

NOTE 12 Guarantees

The Company records a liability equal to the fair value of guarantees in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of June 30, 2021 and December 31, 2020, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the six months ended June 30, 2021 and 2020 are set forth below (in millions):

	2021	2020
BALANCE AT JANUARY 1, (a)	$80.5	$82.1
Provision	5.8	7.5
Expenditures/payments/other	(10.8)	(7.6)
BALANCE AT JUNE 30, (a)	$75.5	$82.0
(a) Refer to Note 6 – Other Accrued Liabilities and Note 7 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.
HUBBELL INCORPORATED-Form 10-Q    20

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
At June 30, 2021 our accounts receivable balance was $762.3 million, net of allowances of $11.8 million. During the six months ended June 30, 2021 our allowances decreased approximately $0.7 million. The decrease is primarily the result of the improvement in general economic conditions.
Investments

At June 30, 2021 and December 31, 2020, the Company had $58.5 million and $57.7 million, respectively, of available-for-sale municipal debt securities. These investments had an amortized cost of $57.4 million and $56.4 million, respectively. No allowance for credit losses related to our available-for-sale debt securities was recorded for the six months ended June 30, 2021. As of June 30, 2021 and December 31, 2020 the unrealized losses attributable to our available-for-sale debt securities was $0.1 million. The fair value of available-for-sale debt securities with unrealized losses was $5.8 million at June 30, 2021 and $6.1 million at December 31, 2020.

The Company also had trading securities of $23.8 million at June 30, 2021 and $22.7 million at December 31, 2020 that are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale debt securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

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

Back to Contents

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at June 30, 2021 and December 31, 2020 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
June 30, 2021
Money market funds(a)	$41.5	$—	$—	$41.5
Available for sale investments	—	58.5	—	58.5
Trading securities	23.8	—	—	23.8
Deferred compensation plan liabilities	(23.8)	—	—	(23.8)
Derivatives:
Forward exchange contracts-Assets(b)	—	0.1	—	0.1
Forward exchange contracts-(Liabilities)(c)	—	(0.6)	—	(0.6)
TOTAL	$41.5	$58.0	$—	$99.5

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
December 31, 2020
Money market funds(a)	$26.6	$—	$—	$26.6
Available for sale investments	—	57.7	—	57.7
Trading securities	22.7	—	—	22.7
Deferred compensation plan liabilities	(22.7)	—	—	(22.7)
Derivatives:
Forward exchange contracts-(Liabilities)(c)	—	(0.8)	—	(0.8)
TOTAL	$26.6	$56.9	$—	$83.5
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

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. The Company purchased $2.3 million and $2.5 million of trading securities related to these deferred compensation plans during the six months ended June 30, 2021 and 2020, respectively. As a result of participant distributions, the Company sold $3.0 million of these trading securities during the six months ended June 30, 2021 and $1.6 million during the six months ended June 30, 2020. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

Long Term Debt

As of June 30, 2021 and December 31, 2020, the carrying value of long-term debt, net of unamortized discount and debt issuance costs, was $1,434.2 million and $1,436.9 million, respectively. The estimated fair value of the long-term debt as of June 30, 2021 and December 31, 2020 was $1,548.9 million and $1,569.5 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

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

Back to Contents

NOTE 15 Restructuring Costs and Other

In the three and six months ended June 30, 2021, we incurred costs for restructuring actions initiated in 2021 as well as costs for restructuring actions initiated in the prior years. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions. Restructuring costs include severance and employee benefits, asset impairments, accelerated depreciation, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash.

Pre-tax restructuring costs incurred in each of our reporting segments and the location of the costs in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020 is as follows (in millions):

	Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020
	Cost of goods sold		Selling & administrative expense		Total
Electrical Solutions	$0.8	$2.6	$0.3	$1.5	$1.1	$4.1
Utility Solutions	0.3	1.4	0.1	0.2	0.4	1.6
Total Pre-Tax Restructuring Costs	$1.1	$4.0	$0.4	$1.7	$1.5	$5.7

	Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020
	Cost of goods sold		Selling & administrative expense		Total
Electrical Solutions	$1.3	$2.7	$0.1	$1.9	$1.4	$4.6
Utility Solutions	0.6	4.3	0.1	0.3	0.7	4.6
Total Pre-Tax Restructuring Costs	$1.9	$7.0	$0.2	$2.2	$2.1	$9.2

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/21	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 6/30/2021
2021 Restructuring Actions
Severance	$—	$0.3	$(0.2)	$0.1
Asset write-downs	—	—	—	—
Facility closure and other costs	—	—	—	—
Total 2021 Restructuring Actions	$—	$0.3	$(0.2)	$0.1
2020 and Prior Restructuring Actions
Severance	$8.9	$0.2	$(3.5)	$5.6
Asset write-downs	—	—	—	—
Facility closure and other costs	1.7	1.6	(1.9)	1.4
Total 2020 and Prior Restructuring Actions	$10.6	$1.8	$(5.4)	$7.0
Total Restructuring Actions	$10.6	$2.1	$(5.6)	$7.1

HUBBELL INCORPORATED-Form 10-Q    24

Back to Contents

The actual costs incurred and total expected cost in each of our reporting segments of our on-going restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2020	Costs incurred in the first six months of 2021	Remaining costs at 6/30/2021
2021 Restructuring Actions
Electrical Solutions	$0.3	$—	$0.3	$—
Utility Solutions	—	—	—	—
Total 2021 Restructuring Actions	$0.3	$—	$0.3	$—
2020 and Prior Restructuring Actions
Electrical Solutions	$21.8	$16.0	$1.1	$4.7
Utility Solutions	10.2	8.1	0.7	1.4
Total 2020 and Prior Restructuring Actions	$32.0	$24.1	$1.8	$6.1
Total Restructuring Actions	$32.3	$24.1	$2.1	$6.1

HUBBELL INCORPORATED-Form 10-Q    25

Back to Contents

NOTE 16 Debt and Financing Arrangements

Long-term debt consists of the following (in millions):

	Maturity	June 30, 2021	December 31, 2020
Senior notes at 3.625%	2022	$—	$299.2
Senior notes at 3.35%	2026	396.8	396.5
Senior notes at 3.15%	2027	296.7	296.4
Senior notes at 3.50%	2028	445.1	444.8
Senior notes at 2.300%	2031	295.6	—
TOTAL LONG-TERM DEBT(a)		$1,434.2	$1,436.9
(a)Long-term debt is presented net of debt issuance costs and unamortized discounts.

2.300% Senior Notes due 2031

On March 12, 2021, the Company completed a public offering of $300 million aggregate principal amount of its 2.300% Senior Notes due 2031 (the “2031 Notes”). The net proceeds from the offering were approximately $295.5 million after deducting the underwriting discount and estimated offering expenses payable by the Company. The Company used the net proceeds from the offering of the 2031 Notes, together with cash on hand, to redeem in full all of the Company’s outstanding 3.625% Senior Notes due 2022 in an aggregate principal amount of $300 million, which had a stated maturity date of November 15, 2022 (the “2022 Notes”), and to pay any premium and accrued interest in respect thereof, which redemption was completed on April 2, 2021. The redemption resulted in a $16.8 million loss on extinguishment of indebtedness that was recognized in the second quarter of 2021. The loss on extinguishment includes a cash premium of $16.0 million paid upon redemption in accordance with the terms of the 2022 Notes.

The 2031 Notes bear interest at a rate of 2.300% per annum from March 12, 2021. Interest on the 2031 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. The 2031 Notes will mature on March 15, 2031.

The 2031 Notes are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default (including as a result of the Company's failure to meet certain non-financial covenants) under the indenture governing the notes or upon a change in control triggering event as defined in such indenture. The Company was in compliance with all non-financial covenants as of June 30, 2021.

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

The interest rate applicable to borrowings under the 2021 Credit Facility is either (i) the alternate base rate (as defined in the Revolving Credit Agreement) or (ii) the adjusted LIBOR rate (as defined in the 2021 Credit Facility) plus, in the case of this clause (ii), an applicable margin based on the Company’s credit ratings. All revolving loans outstanding under the 2021 Credit Facility will be due and payable on March 12, 2026.

The 2021 Credit Facility contains a financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of June 30, 2021. As of June 30, 2021, the 2021 Credit Facility was undrawn.

In connection with entry into the 2021 Credit Facility, the Company terminated all commitments under the existing credit facility dated as of January 31, 2018.

Short-Term Debt

The Company had $137.6 million and $153.1 million of short-term debt outstanding at June 30, 2021 and December 31, 2020, respectively, primarily of commercial paper borrowings.
HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents

NOTE 17 Stock-Based Compensation

As of June 30, 2021, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. For those awards that vest immediately upon retirement eligibility, the Company recognizes compensation cost immediately for retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

The Company’s long-term incentive program for awarding stock-based compensation includes a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s common stock pursuant to the Hubbell Incorporated 2005 Incentive Award Plan as amended and restated (the "Award Plan"). Under the Award Plan, the Company may authorize up to 9.7 million shares of common stock to settle awards of restricted stock, performance shares, or SARs. The Company issues new shares to settle stock-based awards. During the three months ended March 31, 2021, the Company's grant of stock-based awards included restricted stock, SARs and performance shares. There were no material awards granted during the three months ended June 30, 2021.

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

Executive Overview of the Business

Hubbell is a global manufacturer of quality electrical products and utility solutions for a broad range of customer and end market applications. The Company's mission is to enable its customers to operate critical infrastructure safely, reliably, and efficiently. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, Mexico, China, the United Kingdom, Brazil, Australia, Spain and Ireland. The Company also participates in joint ventures in Hong Kong and the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company employed approximately 19,500 individuals worldwide as of June 30, 2021.

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

Results for the three and six months ended June 30, 2021 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

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

Back to Contents

Impact of the COVID-19 Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). U.S. federal, state, local, and foreign governments reacted to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. and global economies, including the shutdown of large portions of, or imposition of restrictions on, the U.S. and global economies. Notwithstanding a general improvement in conditions and reduction of pandemic effects, as of June 30, 2021 there continues to be significant uncertainty around the scope, severity, and duration of the pandemic, as well as the breadth and duration of business disruptions related to it and the overall impact on the U.S., global economies, and our operating results in future periods.

The extent to which the coronavirus pandemic continues to affect our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict including new information that may emerge concerning the severity of the COVID-19 pandemic, additional outbreaks or resurgence of COVID-19, the availability and use of vaccines across different regions and effective treatments and the actions taken to contain it or respond to its health and economic effects.

Despite our ongoing efforts to protect the health and safety of our employees, the COVID-19 pandemic continues to pose the risk that our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities, partially or completely, for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities or imposed by our management, or that the pandemic may otherwise interrupt or impair business activities.

The disruption in economic activity as a result of the COVID-19 pandemic also affected customer demand across our end markets in 2020, including temporary stoppage of certain large meter installations and other regulatory restrictions on smart infrastructure projects and deployments. While market conditions have moderated and a strengthening of order rates through the first half of 2021 indicate improving conditions, it continues to be difficult to predict with specificity or quantify the future impact on our business, including our costs, the effect on our suppliers and availability of materials, and the extent and timing of a recovery in end-market demand. In addition, the relatively widespread recovery in economic activity resulting from a reduction in pandemic-related shutdowns has resulted in some shortages, as well as increased costs in certain commodities, transportation and labor, the persistence of which cannot be determined at this time.

Results of Operations – Second Quarter of 2021 compared to the Second Quarter of 2020

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended June 30,
	2021	% of Net sales	2020	% of Net sales
Net sales	$1,191.8		$949.2
Cost of goods sold	861.0	72.2%	668.7	70.4%
Gross profit	330.8	27.8%	280.5	29.6%
Selling & administrative ("S&A") expense	178.1	14.9%	149.0	15.7%
Operating income	152.7	12.8%	131.5	13.9%
Net income attributable to Hubbell Incorporated	95.8	8.0%	88.2	9.3%
EARNINGS PER SHARE – DILUTED	$1.74		$1.62

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

HUBBELL INCORPORATED-Form 10-Q    30

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

Adjusted net income in 2021 also excludes a $16.8 million pre-tax loss on the early extinguishment of long-term debt from the redemption of all of the Company's outstanding 3.625% Senior Notes due 2022 in the aggregate principal amount of $300 million and a $6.8 million loss on the disposal of a business, the sale of which closed during the second quarter of 2021. Those items are reported in Total other expense (below Operating income) in the Condensed Consolidated Statement of Income. Refer to the reconciliation of non-GAAP measurers presented below, Note 5 - Goodwill and Other Intangible Assets, net and Note 16 - Debt and Financing Arrangements in the Notes to the Condensed Consolidated Financial Statements, for additional information. The Company excludes these losses because we believe it enhances management's and investors' ability to analyze underlying business performance and facilitates comparisons of our financial results over multiple periods.

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

HUBBELL INCORPORATED-Form 10-Q    31

Back to Contents

The following table reconciles each of our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	Three Months Ended June 30,
	2021	% of Net sales	2020	% of Net sales
Gross profit (GAAP measure)	$330.8	27.8%	$280.5	29.6%
Amortization of acquisition-related intangible assets	7.0		6.4
Adjusted gross profit	$337.8	28.3%	$286.9	30.2%
S&A expenses (GAAP measure)	$178.1	14.9%	$149.0	15.7%
Amortization of acquisition-related intangible assets	13.5		12.2
Adjusted S&A expenses	$164.6	13.8%	$136.8	14.4%
Operating income (GAAP measure)	$152.7	12.8%	$131.5	13.9%
Amortization of acquisition-related intangible assets	20.5		18.6
Adjusted operating income	$173.2	14.5%	$150.1	15.8%
Net income attributable to Hubbell Incorporated (GAAP measure)	$95.8		$88.2
Amortization of acquisition-related intangible assets	20.5		18.6
Loss on disposition of business	6.8		—
Loss on extinguishment of debt	16.8		—
Subtotal	$139.9		$106.8
Income tax effects(1)	10.5		4.7
Adjusted net income attributable to Hubbell Incorporated	$129.4		$102.1
Less: Earnings allocated to participating securities	(0.5)		(0.4)
Adjusted net income available to common shareholders	$128.9		$101.7
Average number of diluted shares outstanding	54.7		54.3
ADJUSTED EARNINGS PER SHARE – DILUTED	$2.36		$1.87
(1) The income tax effects are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted.

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Three Months Ended June 30,
	2021	Inc/(Dec) %	2020	Inc/(Dec) %
Net sales growth (GAAP measure)	$242.6	25.6	$(247.2)	(20.7)
Impact of acquisitions	35.8	3.8	10.9	0.9
Impact of divestitures	(0.6)	(0.1)	(6.3)	(0.5)
Foreign currency exchange	8.1	0.9	(6.9)	(0.6)
Organic net sales growth (non-GAAP measure)	$199.3	21.0	$(244.9)	(20.5)

Net Sales

Net sales of $1.19 billion in the second quarter of 2021 increased by $242.6 million compared to the second quarter of 2020. Organic net sales increased by 21.0% primarily due to higher volume and favorable price realization, along with an increase in Net Sales of 3.8% from acquisitions and a 0.9% increase from foreign exchange. Organic net sales in the second quarter of 2020 reflect the unfavorable effects of the COVID-19 pandemic on demand, as well as from supply chain disruptions due to the temporary closure of manufacturing facilities and restrictions on project installations within our Aclara business associated with the COVID-19 pandemic.

Cost of Goods Sold

As a percentage of Net sales, cost of goods sold increased by 180 basis points to 72.2% in the second quarter of 2021, as compared to 70.4% in the second quarter of 2020. The increase was primarily driven by material cost inflation that exceeded favorable price realization, higher freight and manufacturing costs, and unfavorable Net sales mix within our Utility Solutions segment, partially offset by savings from our restructuring and related actions and certain cost increases in the second quarter of 2020 due to the COVID-19 pandemic that did not repeat in 2021 as operations normalized.

HUBBELL INCORPORATED-Form 10-Q    32

Back to Contents

Gross Profit

The gross profit margin in the second quarter of 2021 decreased by 180 basis points to 27.8% as compared to 29.6% in the second quarter of 2020. Excluding amortization of acquisition-related intangible assets, the adjusted gross profit margin was 28.3% in the second quarter of 2021 as compared to 30.2% in the same period of the prior year. The decrease in the adjusted gross profit margin primarily reflects material cost inflation that exceeded favorable price realization, higher freight and manufacturing costs, and unfavorable Net sales mix within our Utility Solutions segment, partially offset by savings from our restructuring and related actions and certain cost increases in the second quarter of 2020 due to the COVID-19 pandemic that did not repeat in 2021 as operations normalized.

Selling & Administrative Expenses

S&A expense in the second quarter of 2021 was $178.1 million and increased by $29.1 million compared to the prior year period. S&A expense as a percentage of Net sales decreased by 80 basis points to 14.9% in the second quarter of 2021. Excluding amortization of acquisition-related intangible assets, adjusted S&A expense as a percentage of Net sales decreased by 60 basis points to 13.8% in the second quarter of 2021. The decrease in adjusted S&A expense as a percentage of Net sales is primarily due to higher sales volume, partially offset by the impact of compensation actions and other cost reductions in the second quarter of 2020 due to the COVID-19 pandemic that did not repeat in 2021 as operations normalized.

Total Other Expense

Total other expense increased by $18.8 million in the second quarter of 2021 to $37.3 million primarily due to a $16.8 million pre-tax loss on the early extinguishment of long-term debt recognized in the second quarter of 2021 from the redemption of the Company's $300 million long-term notes, which were scheduled to mature in 2022 and a $6.8 million loss on the disposal of a business, partially offset by lower interest expense and non-service pension costs.

Income Taxes

The effective tax rate in the second quarter of 2021 decreased to 16.3% as compared to 21.2% in the second quarter of 2020 primarily due to favorable tax effects from stock based compensation and statute of limitation expirations on certain tax reserves as compared to the same period of the prior year.

Net Income Attributable to Hubbell Incorporated and Earnings Per Diluted Share

Net income attributable to Hubbell Incorporated was $95.8 million in the second quarter of 2021 and increased 8.6% as compared to the same period of the prior year. Adjusted net income attributable to Hubbell Incorporated, which excludes amortization of acquisition-related intangibles from both periods, and the loss on extinguishment of debt and loss on the disposition of business in the 2021 period, was $129.4 million in the second quarter of 2021 and increased by 26.7% as compared to the second quarter of 2020. As a result, earnings per diluted share in the second quarter of 2021 increased 7.4% as compared to the second quarter of 2020. Adjusted earnings per diluted share in the second quarter of 2021 increased by 26.2% as compared to the second quarter of 2020.

Segment Results

ELECTRICAL SOLUTIONS

	Three Months Ended June 30,
(In millions)	2021	2020
Net sales	$602.9	$469.4
Operating income (GAAP measure)	76.3	52.8
Amortization of acquisition-related intangible assets	4.2	4.2
Adjusted operating income	$80.5	$57.0
Operating margin (GAAP measure)	12.7%	11.2%
Adjusted operating margin	13.4%	12.1%

HUBBELL INCORPORATED-Form 10-Q    33

Back to Contents

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Three Months Ended June 30,
Electrical Solutions	2021	Inc/(Dec) %	2020	Inc/(Dec) %
Net sales growth (GAAP measure)	$133.5	28.5	$(165.5)	(26.1)
Impact of acquisitions	5.5	1.2	4.5	0.7
Impact of divestitures	—	—	(6.3)	(1.0)
Foreign currency exchange	6.4	1.4	(3.6)	(0.6)
Organic net sales growth (non-GAAP measure)	$121.6	25.9	$(160.1)	(25.2)

Net sales in the Electrical Solutions segment in the second quarter of 2021 were $602.9 million and increased by $133.5 million, or 28.5%, as compared to the second quarter of 2020. Organic net sales in the second quarter of 2021 increased by 25.9% as compared to the same prior year period, primarily due to higher unit volume and favorable price realization, a 1.2% increase in Net sales from acquisitions, and 1.4% increase from foreign exchange. Higher unit volume was primarily driven by strong growth in the industrial markets during 2021 and a recovery from the unfavorable impact of the COVID-19 pandemic on demand and supply chain disruptions caused by the temporary closure of a limited number of manufacturing facilities in the second quarter of 2020.

Operating income in the Electrical Solutions segment for the second quarter of 2021 was $76.3 million and increased approximately 45% compared to the second quarter of 2020, while operating margin in the second quarter of 2021 increased by 150 basis points to 12.7%. Excluding amortization of acquisition-related intangibles, adjusted operating margin increased 130 basis points to 13.4%, as compared to the same prior year period. The increase in the adjusted operating margin in the second quarter of 2021 is primarily due to higher net sales volume and savings from our restructuring and related actions. The effect of those items was partially offset by material cost inflation that was greater than favorable price realization, higher freight and manufacturing costs, as well as prior year temporary cost actions. Acquisitions contributed 10 basis points to adjusted operating margin in the second quarter of 2021 as compared to the same period of the prior year.

HUBBELL INCORPORATED-Form 10-Q    34

Back to Contents

UTILITY SOLUTIONS

	Three Months Ended June 30,
(In millions)	2021	2020
Net sales	$588.9	$479.8
Operating income (GAAP measure)	76.4	78.7
Amortization of acquisition-related intangible assets	16.3	14.4
Adjusted operating income	$92.7	$93.1
Operating margin (GAAP measure)	13.0%	16.4%
Adjusted operating margin	15.7%	19.4%

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Three Months Ended June 30,
Utility Solutions	2021	Inc/(Dec) %	2020	Inc/(Dec) %
Net sales growth (GAAP measure)	$109.1	22.8	$(81.7)	(14.7)
Impact of acquisitions	30.3	6.3	6.4	1.1
Impact of divestitures	(0.6)	(0.1)	—	—
Foreign currency exchange	1.7	0.4	(3.3)	(0.6)
Organic net sales growth (non-GAAP measure)	$77.7	16.2	$(84.8)	(15.2)

Net sales in the Utility Solutions segment in the second quarter of 2021 were $588.9 million, an increase of $109.1 million, or 22.8%, as compared to the second quarter of 2020. This increase was due to a 16.2% increase in organic net sales driven by higher unit volumes and favorable price realization, acquisitions which contributed 6.3% to Net sales growth, and a 0.4% increase in Net sales from foreign exchange.

Within the Utility Solutions segment, Net sales of our Utility T&D components businesses increased by 24.8% in the second quarter of 2021 as compared to the prior year, primarily driven by 19.1% organic net sales growth, a 5.3% increase in Net sales growth from acquisitions and 0.4% favorable impact of foreign exchange. Net sales of our Utility communications and controls businesses increased by 17.8% in the second quarter of 2021 as compared to the prior year primarily due to a 9.1% increase in organic net sales, largely as a result of an increase in meter installations which were previously affected by the pandemic related project delays, and an increase in Net sales of 8.7% due to the net impact of acquisitions and dispositions.

Operating income in the Utility Solutions segment for the second quarter of 2021 was $76.4 million, down by 2.9% compared to the second quarter of 2020 as a result of lower operating margin in the second quarter of 2021, which decreased to 13.0% as compared to 16.4% in the same period of 2020. Excluding amortization of acquisition-related intangibles, the adjusted operating margin decreased to 15.7%, primarily driven by increased materials costs in excess of price realization, higher freight and manufacturing costs, unfavorable Net sales mix, as well as prior year temporary cost actions. The effect of those items was partially offset by higher volume. Adjusted operating income from acquisitions was modest, but contributed 80 basis points to the decline in adjusted operating margin, also due to higher manufacturing costs.
HUBBELL INCORPORATED-Form 10-Q    35

Back to Contents

Results of Operations – Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Six Months Ended June 30,
	2021	% of Net sales	2020	% of Net sales
Net sales	$2,270.2		$2,039.5
Cost of goods sold	1,649.6	72.7%	1,445.5	70.9%
Gross profit	620.6	27.3%	594.0	29.1%
Selling & administrative ("S&A") expense	350.3	15.4%	343.7	16.9%
Operating income	270.3	11.9%	250.3	12.3%
Net income attributable to Hubbell Incorporated	173.5	7.6%	163.2	8.0%
EARNINGS PER SHARE – DILUTED	$3.16		$2.99

The following table reconciles each of our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	Six Months Ended June 30,
	2021	% of Net sales	2020	% of Net sales
Gross profit (GAAP measure)	$620.6	27.3%	$594.0	29.1%
Amortization of acquisition-related intangible assets	15.6		13.3
Adjusted gross profit	$636.2	28.0%	$607.3	29.8%
S&A expenses (GAAP measure)	$350.3	15.4%	$343.7	16.9%
Amortization of acquisition-related intangible assets	27.1		24.8
Adjusted S&A expenses	$323.2	14.2%	$318.9	15.6%
Operating income (GAAP measure)	$270.3	11.9%	$250.3	12.3%
Amortization of acquisition-related intangible assets	42.7		38.1
Adjusted operating income	$313.0	13.8%	$288.4	14.1%
Net income attributable to Hubbell Incorporated (GAAP measure)	$173.5		$163.2
Amortization of acquisition-related intangible assets	42.7		38.1
Loss on disposition of business	6.8		—
Loss on extinguishment of debt	16.8		—
Subtotal	$239.8		$201.3
Income tax effects(1)	16.0		9.6
Adjusted net income attributable to Hubbell Incorporated	$223.8		$191.7
Less: Earnings allocated to participating securities	(0.8)		(0.7)
Adjusted net income available to common shareholders	$223.0		$191.0
Average number of diluted shares outstanding	54.7		54.4
ADJUSTED EARNINGS PER SHARE – DILUTED	$4.08		$3.51
(1) The income tax effects are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted.
HUBBELL INCORPORATED-Form 10-Q    36

Back to Contents

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Six Months Ended June 30,
	2021	Inc/(Dec) %	2020	Inc/(Dec) %
Net sales growth (GAAP measure)	$230.7	11.3	$(244.2)	(10.5)
Impact of acquisitions	68.7	3.4	21.9	1.0
Impact of divestitures	(0.6)	—	(15.8)	(0.6)
Foreign currency exchange	9.1	0.4	(7.9)	(0.3)
Organic net sales growth (non-GAAP measure)	$153.5	7.5	$(242.4)	(10.6)

Net Sales

Net sales of $2.3 billion in the first six months of 2021 increased by $230.7 million compared to the first six months of 2020. Organic net sales increased by 7.5% primarily due to higher volume and favorable price realization along with an increase in Net sales of 3.4% from acquisitions and a 0.4% increase from foreign exchange, mostly reflecting the factors discussed in the above discussion of second quarter results.

Cost of Goods Sold

As a percentage of Net sales, cost of goods sold increased by 180 basis points to 72.7% in the first six months of 2021, as compared to 70.9% in the first six months of 2020. The increase was primarily driven by material cost inflation that exceeded favorable price realization, higher freight and manufacturing costs, and unfavorable Net sales mix within our Utility Solutions segment, partially offset by savings from our restructuring and related actions and certain cost increases in the second quarter of 2020 due to the COVID-19 pandemic that did not repeat in 2021 as operations normalized.

Gross Profit

The gross profit margin in the first six months quarter of 2021 decreased by 180 basis points to 27.3% as compared to 29.1% in the first six months of 2020. Excluding amortization of acquisition-related intangible assets, the adjusted gross profit margin was 28.0% in the first six months of 2021 as compared to 29.8% in the same period of the prior year. The decrease in the adjusted gross profit margin primarily reflects material cost inflation that exceeded favorable price realization, higher freight and manufacturing costs, and unfavorable Net sales mix within our Utility Solutions segment, partially offset by savings from our restructuring and related actions and certain cost increases in the second quarter of 2020 due to the COVID-19 pandemic that did not repeat in 2021 as operations normalized.

Selling & Administrative Expenses

S&A expense in the first six months of 2021 was $350.3 million and increased by $6.6 million compared to the prior year period. S&A expense as a percentage of Net sales decreased by 150 basis points to 15.4% in the first six months of 2021. Excluding amortization of acquisition-related intangible assets, adjusted S&A expense as a percentage of Net sales decreased by 140 basis points to 14.2% in the first six months of 2021. The decrease in adjusted S&A expense as a percentage of Net sales is primarily due to higher sales volume and a reduction of bad debt expense in 2021 compared to the same period in 2020, partially offset by the impact of compensation actions and other cost reductions in the second quarter of 2020 due to the COVID-19 pandemic that did not repeat in 2021 as operations normalized.

Total Other Expense

Total other expense increased by $16.0 million in the first six months of 2021 to $53.4 million primarily due to a $16.8 million pre-tax loss on the early extinguishment of long-term debt recognized in the second quarter of 2021 from the redemption of the Company's $300 million long-term notes, which were scheduled to mature in 2022 and a $6.8 million loss on the disposal of a business, partially offset by a $2.9 million decrease in interest expense and lower non-service pension costs.

HUBBELL INCORPORATED-Form 10-Q    37

Back to Contents

Income Taxes

The effective tax rate in the first six months of 2021 decreased to 19.0% as compared to 22.6% in the first six months of 2020 primarily due to favorable tax effects from stock based compensation and statute of limitation expirations on certain tax reserves as compared to the same period of the prior year.

Net Income Attributable to Hubbell Incorporated and Earnings Per Diluted Share

Net income attributable to Hubbell Incorporated was $173.5 million in the first six months of 2021 and increased 6.3% as compared to the same period of the prior year. Adjusted net income attributable to Hubbell Incorporated, which excludes amortization of acquisition-related intangibles for both periods, and the loss on extinguishment of debt and loss on the disposition of business in the 2021 period, was $223.8 million in the first six months of 2021 and increased by 16.7% as compared to the first six months of 2020. As a result, earnings per diluted share in the first six months of 2021 increased 5.7% as compared to the first six months of 2020. Adjusted earnings per diluted share in the first six months of 2021 increased by 16.2% as compared to the first six months of 2020.

Segment Results

ELECTRICAL SOLUTIONS

	Six Months Ended June 30,
(In millions)	2021	2020
Net sales	$1,149.1	$1,033.1
Operating income (GAAP measure)	129.3	105.2
Amortization of acquisition-related intangible assets	8.4	9.0
Adjusted operating income	$137.7	$114.2
Operating margin (GAAP measure)	11.3%	10.2%
Adjusted operating margin	12.0%	11.1%

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Six Months Ended June 30,
Electrical Solutions	2021	Inc/(Dec) %	2020	Inc/(Dec) %
Net sales growth (GAAP measure)	$116.0	11.2	$(181.8)	(14.8)
Impact of acquisitions	11.2	1.1	8.0	0.7
Impact of divestitures	—	—	(15.8)	(1.2)
Foreign currency exchange	8.4	0.8	(3.4)	(0.3)
Organic net sales growth (non-GAAP measure)	$96.4	9.3	$(170.6)	(14.0)

Net sales in the Electrical Solutions segment in the first six months of 2021 were $1,149.1 million and increased by $116.0 million, or 11.2%, as compared to the first six months of 2020. Organic net sales in the first six months of 2021 increased by 9.3% as compared to the same prior year period, primarily due to higher unit volume, favorable price realization and a 1.1% increase in Net sales from acquisitions and 0.8% increase from foreign exchange. Higher unit volume was primarily driven by strong growth in the industrial markets during the 2021 period and the recovery from the unfavorable impact during the 2020 period of the COVID-19 pandemic on demand and from supply chain disruptions caused by the temporary closure of a limited number of manufacturing facilities.

Operating income in the Electrical Solutions segment for the first six months of 2021 was $129.3 million and increased approximately 22.9% compared to the first six months of 2020, while operating margin in the first six months of 2021 increased by 110 basis points to 11.3%. Excluding amortization of acquisition-related intangibles, adjusted operating margin increased 90 basis points to 12.0%, as compared to the same prior year period. The increase in the adjusted operating margin in the first six months of 2021 is primarily due to higher net sales volume and higher savings from restructuring and related actions in 2021, including a gain on the sale of a facility, partially offset by material cost inflation that was greater than favorable price realization and higher freight and manufacturing costs. Acquisitions contributed 20 basis points to adjusted operating margin in the first six months of 2021 as compared to the same period of the prior year.

HUBBELL INCORPORATED-Form 10-Q    38

Back to Contents

UTILITY SOLUTIONS

	Six Months Ended June 30,
(In millions)	2021	2020
Net sales	$1,121.1	$1,006.4
Operating income (GAAP measure)	141.0	145.1
Amortization of acquisition-related intangible assets	34.3	29.1
Adjusted operating income	$175.3	$174.2
Operating margin (GAAP measure)	12.6%	14.4%
Adjusted operating margin	15.6%	17.3%

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Six Months Ended June 30,
Utility Solutions	2021	Inc/(Dec) %	2020	Inc/(Dec) %
Net sales growth (GAAP measure)	$114.7	11.5	$(62.4)	(5.7)
Impact of acquisitions	57.5	5.7	13.9	1.3
Impact of divestitures	(0.6)	—	—	—
Foreign currency exchange	0.7	0.1	(4.5)	(0.3)
Organic net sales growth (non-GAAP measure)	$57.1	5.7	$(71.8)	(6.7)

Net sales in the Utility Solutions segment in the first six months of 2021 were $1,121.1 million, up $114.7 million, or 11.5%, as compared to the first six months of 2020. The increase was primarily due to acquisitions net of divestitures, which contributed 5.7% to Net sales growth, and by a 5.7% increase in organic net sales, due to higher unit volume and favorable price realization.

Within the Utility Solutions segment, Net sales of our Utility T&D components businesses increased by 15.0% in the first six months of 2021 as compared to the prior year period, primarily driven by 10.0% organic net sales growth, and 5.0% Net sales growth from acquisitions. Net sales of our Utility communications and controls businesses increased by 3.5% in the first six months of 2021 as compared to the prior year primarily due to a 7.5% Net sales growth from acquisitions net of divestitures and a 0.3% increase in Net sales from foreign exchange, partially offset by a 4.3% decline in organic net sales as a result of the continued effect of restrictions and delays associated with the pandemic on project installations.

Operating income in the Utility Solutions segment for the first six months of 2021 was $141.0 million and decreased by 2.8% compared to the first six months of 2020. Operating margin in the first six months of 2021 decreased to 12.6% as compared to 14.4% in the same period of 2020. Excluding amortization of acquisition-related intangibles, the adjusted operating margin for the 2021 period decreased by 170 basis points to 15.6%, primarily driven by increased material cost in excess of price realization, higher freight and manufacturing costs, and unfavorable Net sales mix, partially offset by higher volume. Adjusted operating income increased from acquisitions, but contributed 60 basis points to the decline in adjusted operating margin, also due to higher manufacturing costs.

HUBBELL INCORPORATED-Form 10-Q    39

Back to Contents

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Six Months Ended June 30,
(In millions)	2021	2020
Net cash provided by (used in):
Operating activities	$209.3	$303.7
Investing activities	(26.8)	(26.9)
Financing activities	(178.3)	34.6
Effect of foreign currency exchange rate changes on cash and cash equivalents	1.6	(8.4)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$5.8	$303.0

Cash provided by operating activities for the six months ended June 30, 2021 was $209.3 million compared to cash provided by operating activities of $303.7 million for the same period in 2020 and decreased primarily due to changes in the components of working capital, including accounts receivable and inventories, partially offset by higher net income and increases in accounts payable and other current liabilities in the first six months of 2021 as compared to the same prior year period.

Cash used for investing activities was $26.8 million in the six months ended June 30, 2021 compared to cash used of $26.9 million during the comparable period in 2020 and was flat primarily as a result of the proceeds received in conjunction with the disposal of the Consumer Analytics Solutions business, partially offset by the net purchases and sales of available for sale securities and increased capital expenditures in the first six months of 2021 as compared to the prior year period.

Cash used by financing activities was $178.3 million in the six months ended June 30, 2021 as compared to cash provided of $34.6 million in the comparable period of 2020. The change in cash flows from financing activities primarily reflects a decrease in proceeds from net issuance and borrowings of debt in 2021 compared to 2020. Additionally cash flows from financing activities decreased due to the make whole premium of $16.0 million incurred in 2021 due to the redemption of the 2022 Notes (as defined below), offset by a decrease of $30.1 million in share repurchases.

The favorable impact of foreign currency exchange rates on cash was $1.6 million for the six months ended June 30, 2021 and is primarily related to strengthening in the Canadian Dollar and Brazilian Real versus the U.S. Dollar.

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

Back to Contents

The table below presents the restructuring and related costs incurred in the first six months of 2021, additional expected costs, and the expected completion date of restructuring actions that have been initiated as of June 30, 2021 and in prior years (in millions):

	Costs incurred in the six months ended June 30, 2021	Additional expected costs	Expected completion date
2021 Restructuring Actions	$0.3	$—	2021
2020 and Prior Restructuring Actions	1.8	6.1	2022
Total Restructuring cost (GAAP measure)	$2.1	$6.1
Restructuring-related costs	1.0	2.2
Restructuring and related costs (Non-GAAP)	$3.1	$8.3

During the first six months of 2021, we invested $39.1 million in capital expenditures, an increase of $4.1 million from the comparable period of 2020 as we were selective with our 2020 capital expenditures as a result of the general slowdown in economic activity associated with the COVID-19 pandemic.

Stock Repurchase Program

On October 23, 2020 the Board of Directors approved a new stock repurchase program that authorized the repurchase of up to $300 million of common stock and expires in October 2023 (the "October 2020 program"). In the first six months of 2021, the Company repurchased $11.2 million of shares of common stock authorized under the October 2020 program. At June 30, 2021, our remaining share repurchase authorization under the October 2020 program is $288.8 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At June 30, 2021 and December 31, 2020, the Company had $1,434.2 million and $1,436.9 million, respectively, of long-term debt outstanding, net of the unamortized balance of capitalized debt issuance costs.

Revolving Credit Facility

On March 12, 2021, the Company, as borrower, and its subsidiaries Hubbell Power Holdings S.à r.l. and Harvey Hubbell Holdings S.à r.l., each as a subsidiary borrower (collectively, the “Subsidiary Borrowers”) entered into a new five-year credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provides a $750 million committed revolving credit facility (the “2021 Credit Facility"). Commitments under the 2021 Credit Facility may be increased to an aggregate amount not to exceed $1.25 billion. The 2021 Credit Facility includes a $50 million sub-limit for the issuance of letters of credit. The sum of the dollar amount of loans and letters of credits to the Subsidiary Borrowers under the 2021 Credit Facility may not exceed $75 million. There were no borrowings outstanding under the 2021 Credit Facility at June 30, 2021.

The interest rate applicable to borrowings under the 2021 Credit Facility is (i) either the alternate base rate (as defined in the 2021 Credit Facility) or (ii) the adjusted LIBOR rate (as defined in the 2021 Credit Facility) plus an applicable margin based on the Company’s credit ratings. All revolving loans outstanding under the 2021 Credit Facility will be due and payable on March 12, 2026.

The 2021 Credit Facility contains a financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of June 30, 2021. As of June 30, 2021, the 2021 Credit Facility was undrawn.

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

HUBBELL INCORPORATED-Form 10-Q    41

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

The Company used the net proceeds from the offering of the 2031 Notes, together with cash on hand, on April 2, 2021 to redeem in full all of the Company’s outstanding 3.625% Senior Notes due in 2022 for an aggregate principal amount of $300 million, which had a stated maturity date of November 15, 2022, and to pay the premium and accrued interest in respect thereof. The redemption of the 2022 Notes resulted in a $16.8 million loss on extinguishment that was recognized in the second quarter of 2021.

At December 31, 2020, the Company had outstanding unsecured, senior notes in principal amounts of $300 million due in 2022 (the "2022 Notes"), $400 million due in 2026, $300 million due in 2027, and $450 million due in 2028. At June 30, 2021 the 2026, 2027 and 2028 notes were still outstanding in addition to the principal amounts of the 2031 Notes of $300 million.

The carrying value of the Notes, net of unamortized discount and the unamortized balance of capitalized debt issuance costs, was $1,434.2 million and $1,436.9 million at June 30, 2021 and December 31, 2020, respectively.

The Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of default, or upon a change in control triggering event as defined in the indenture governing the Notes, as supplemented. The Company was in compliance with all covenants (none of which are financial) as of June 30, 2021.

Short-term Debt

At June 30, 2021 and December 31, 2020 the Company had $137.6 million and $153.1 million, respectively, of short-term debt outstanding composed of:

◦$136.0 million of commercial paper borrowings outstanding at June 30, 2021 and $150.0 million of commercial paper borrowings outstanding at December 31, 2020.

◦$1.6 million at June 30, 2021 and $3.1 million at December 31, 2020, respectively, of borrowings to support our international operations in China.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	June 30, 2021	December 31, 2020
Total Debt	$1,571.8	$1,590.0
Total Hubbell Incorporated Shareholders’ Equity	2,125.7	2,070.0
TOTAL CAPITAL	$3,697.5	$3,660.0
Total Debt to Total Capital	43%	43%
Cash and Investments	347.7	340.0
Net Debt	$1,224.1	$1,250.0
Net Debt to Total Capital	33%	34%

Liquidity

We measure liquidity on the basis of our ability to meet short-term and long-term operational funding needs, to fund additional investments, including acquisitions, and to make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, cash dividend payments, stock repurchases, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms. In the first six months of 2021, we returned capital to our shareholders by paying $106.5 million of dividends on our common stock and using $11.2 million of cash for share repurchases.

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

Our sources of funds and available resources to meet these funding needs are as follows:

◦Cash flows from operating activities and existing cash resources: In addition to cash flows from operating activities, we also had $265.4 million of cash and cash equivalents at June 30, 2021, of which approximately 13% was held inside the United States and the remainder held internationally.

◦Our 2021 Credit Facility provides a $750.0 million committed revolving credit facility and commitments under the 2021 Credit Facility may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.250 billion. Annual commitment fees to support availability under the 2021 Credit Facility are not material. Although not the principal source of liquidity, we believe our 2021 Credit Facility is capable of providing significant financing flexibility at reasonable rates of interest and is an attractive alternative source of funding in the event that commercial paper markets experience disruption. However, an increase in usage of the 2021 Credit Facility related to growth or a significant deterioration in the results of our operations or cash flows could cause our borrowing costs to increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements. The full $750.0 million of borrowing capacity under the 2021 Credit Facility was available to the Company at June 30, 2021.

◦In addition to our commercial paper program and existing revolving credit facility, we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position, we believe that we would be able to obtain additional long-term debt financing on attractive terms.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the six months ended June 30, 2021, there were no material changes in our estimates and critical accounting policies.
HUBBELL INCORPORATED-Form 10-Q    43

Back to Contents

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our expectations regarding our financial results, condition and outlook, anticipated end markets, expected capital resources, liquidity, financial performance, pension funding, and results of operations and are based on our reasonable current expectations. In addition, all statements regarding the anticipated effects of the COVID-19 pandemic and the responses thereto, including the pandemic’s impact on general economic and market conditions, as well as on our business, customers, end markets, results of operations and financial condition and anticipated actions to be taken by management in response to the pandemic and related governmental and business actions, as well as other statements that are not strictly historic in nature are forward looking. In addition, all statements regarding anticipated growth, changes in operating results, market conditions and economic conditions, adoption of updated accounting standards and any expected effects of such adoption, restructuring plans and expected associated costs and benefits, intent to repurchase shares of common stock, and changes in operating results, anticipated market conditions and productivity initiatives, including those regarding the adverse impact of the COVID-19 pandemic on the Company's end markets, are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

•Availability, costs and quantity of raw materials, purchased components, energy and freight, particularly as global economic activity recovers from the effects of the COVID-19 pandemic.
•The scope, duration, or resurgence of the COVID-19 pandemic and its impact on global economic systems, our employees, sites, operations, customers, and supply chain.
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
•Regulatory issues, changes in tax laws, including revisions or clarifications of the TCJA, or changes in geographic profit mix affecting tax rates and availability of tax incentives.
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
•The ability of government customers to meet their financial obligations.
•Political unrest in foreign countries.
•The impact of Brexit and other world economic and political issues.
HUBBELL INCORPORATED-Form 10-Q    44

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

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the six months ended June 30, 2021. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

HUBBELL INCORPORATED-Form 10-Q    45

Back to Contents

ITEM 4	Controls and Procedures

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Issuer Purchases of Equity Securities

On October 23, 2020 the Board of Directors approved a new stock repurchase program that authorized the repurchase of up to $300 million of common stock and expires in October 2023. In the three months ended June 30, 2021, the Company repurchased shares for an aggregate purchase price of $1.2 million. Our remaining share repurchase authorization under the October 2020 program is $288.8 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

The following table summarizes the Company's repurchase activity of common stock during the quarter ended June 30, 2021:

Period	Total Number of Shares of Common Stock Purchased(a) (000s)	Average Price Paid per share of Common Stock	Approximate Value of Shares that May Yet be Purchased Under the Programs (in millions)
BALANCE AS OF MARCH 31, 2021			$290.0
April 2021	—	$—	$290.0
May 2021	6	$194.05	$288.8
June 2021	—	$—	$288.8
TOTAL FOR THE QUARTER ENDED JUNE 30, 2021	6	$194.05
(a) Purchased under our 2020 share repurchase program authorizing the repurchase of up to $300 million shares of common stock, which was publicly announced in October 2020.

HUBBELL INCORPORATED-Form 10-Q    48

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments)					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    49

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2021

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Jonathan M. Del Nero
	William R. Sperry		Jonathan M. Del Nero
	Executive Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)
HUBBELL INCORPORATED-Form 10-Q    50