Form 10-Q
period 2021-09-30
HUBBELL INC
filed 2021-10-27
CIK 48898

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

•whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						Yes	☐	No	☑
 The number of shares outstanding of Hubbell common stock as of October 22, 2021 was 54,410,883.
HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Net sales	$1,213.6	$1,108.6	$3,483.8	$3,148.1
Cost of goods sold	883.3	779.0	2,532.9	2,224.5
Gross profit	330.3	329.6	950.9	923.6
Selling & administrative expenses	175.0	166.7	525.3	510.4
Operating income	155.3	162.9	425.6	413.2
Interest expense, net	(13.5)	(15.0)	(41.4)	(45.8)
Loss on disposition of business (Note 5)	(0.1)	—	(6.9)	—
Loss on extinguishment of debt (Note 16)	—	—	(16.8)	—
Pension charge	—	(6.6)	—	(6.6)
Other expense, net	(1.2)	(2.3)	(3.1)	(8.9)
Total other expense	(14.8)	(23.9)	(68.2)	(61.3)
Income before income taxes	140.5	139.0	357.4	351.9
Provision for income taxes	29.9	30.4	71.1	78.5
Net income	110.6	108.6	286.3	273.4
Less: Net income attributable to noncontrolling interest	2.1	1.5	4.3	3.1
Net income attributable to Hubbell Incorporated	$108.5	$107.1	$282.0	$270.3
Earnings per share
Basic	$1.99	$1.97	$5.18	$4.97
Diluted	$1.98	$1.96	$5.14	$4.95
Cash dividends per common share	$0.98	$0.91	$2.94	$2.73
See notes to unaudited Condensed Consolidated Financial Statements.
HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,
(in millions)	2021	2020
Net income	$110.6	$108.6
Other comprehensive (loss) income:
Currency translation adjustment:
Foreign currency translation adjustments	(13.5)	11.6
Defined benefit pension and post-retirement plans, net of taxes of $(0.7) and $5.1	2.0	(15.7)
Available-for-sale investments, net of taxes of $0.1 and $0.0	(0.2)	0.1
Unrealized gain (loss) on cash flow hedges, net of taxes of $(0.2) and $0.2	0.8	(0.4)
Other comprehensive (loss) income	(10.9)	(4.4)
Total comprehensive income	99.7	104.2
Less: Comprehensive income attributable to noncontrolling interest	2.1	1.5
Comprehensive income attributable to Hubbell Incorporated	$97.6	$102.7
See notes to unaudited Condensed Consolidated Financial Statements.

	Nine Months Ended September 30,
(in millions)	2021	2020
Net income	$286.3	$273.4
Other comprehensive (loss) income:
Currency translation adjustment:
Foreign currency translation adjustments	(10.8)	(12.2)
Defined benefit pension and post-retirement plans, net of taxes of $(2.1) and $4.0	6.1	(12.2)
Available-for-sale investments, net of taxes of $0.1 and $(0.1)	(0.3)	0.5
Unrealized gain on cash flow hedges, net of taxes of $(0.3) and $(0.1)	1.1	0.5
Other comprehensive (loss) income	(3.9)	(23.4)
Total comprehensive income	282.4	250.0
Less: Comprehensive income attributable to noncontrolling interest	4.3	3.1
Comprehensive income attributable to Hubbell Incorporated	$278.1	$246.9
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$257.9	$259.6
Short-term investments	9.9	9.3
Accounts receivable (net of allowances of $11.6 and $12.5)	798.3	634.7
Inventories, net	700.7	607.3
Other current assets	66.4	76.7
Total Current Assets	1,833.2	1,587.6
Property, Plant, and Equipment, net	521.2	519.2
Other Assets
Investments	72.1	71.1
Goodwill	1,922.6	1,923.3
Other intangible assets, net	738.0	810.6
Other long-term assets	154.6	173.3
TOTAL ASSETS	$5,241.7	$5,085.1
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$128.9	$153.1
Accounts payable	491.9	378.0
Accrued salaries, wages and employee benefits	81.9	91.5
Accrued insurance	77.1	71.6
Other accrued liabilities	255.6	254.0
Total Current Liabilities	1,035.4	948.2
Long-Term Debt	1,434.9	1,436.9
Other Non-Current Liabilities	593.3	614.6
TOTAL LIABILITIES	3,063.6	2,999.7
Hubbell Incorporated Shareholders’ Equity	2,168.8	2,070.0
Noncontrolling interest	9.3	15.4
Total Equity	2,178.1	2,085.4
TOTAL LIABILITIES AND EQUITY	$5,241.7	$5,085.1
See notes to unaudited Condensed Consolidated Financial Statements.
HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in millions)	2021	2020
Cash Flows from Operating Activities
Net income	$286.3	$273.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122.6	117.0
Deferred income taxes	5.9	(4.3)
Stock-based compensation	16.5	20.0
Provision for bad debt expense	(0.1)	8.3
Loss on disposition of business	6.9	—
Loss on extinguishment of debt	16.8	—
Pension charge	—	6.6
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(165.0)	(42.1)
Decrease (increase) in inventories, net	(97.9)	45.1
Increase in accounts payable	120.6	45.0
Increase (decrease) in current liabilities	5.3	(44.8)
Changes in other assets and liabilities, net	(8.0)	27.3
Contribution to qualified defined benefit pension plans	(0.1)	(2.8)
Other, net	(3.0)	6.9
Net cash provided by operating activities	306.8	455.6
Cash Flows from Investing Activities
Capital expenditures	(66.5)	(51.7)
Proceeds from disposal of business	8.5	—
Acquisition of businesses, net of cash acquired	0.1	(2.0)
Purchases of available-for-sale investments	(10.6)	(14.3)
Proceeds from available-for-sale investments	7.2	16.5
Other, net	7.8	5.1
Net cash used in investing activities	(53.5)	(46.4)
Cash Flows from Financing Activities
Long-term debt borrowings	298.7	225.0
Long-term debt repayments	(300.0)	(331.3)
Short-term debt (repayments) borrowings, net	(24.2)	(9.0)
Payment of dividends to shareholders	(159.8)	(148.2)
Payment of dividends to noncontrolling interest	(10.1)	(2.1)
Repurchase of common stock	(11.2)	(41.3)
Debt issuance costs	(4.5)	—
Make whole payment for retirement of long-term debt	(16.0)	—
Other, net	(25.3)	(9.2)
Net cash used by financing activities	(252.4)	(316.1)
Effect of exchange rate changes on cash and cash equivalents	(2.6)	(5.9)
Increase (decrease) in cash and cash equivalents	(1.7)	87.2
Cash and cash equivalents
Beginning of period	259.6	182.0
End of period	$257.9	$269.2
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States of America (“U.S.”) GAAP for audited financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

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

Impact of the COVID-19 Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has had, and may continue to have, a significant effect on global economic conditions. U.S. Federal, state, local, and foreign governments have reacted to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. and global economies. The extent to which the coronavirus pandemic will continue to affect our business, operations, supply chains, and our financial results will depend on numerous evolving factors that we may not be able to accurately predict and which may cause the actual results to differ from the estimates and assumptions we are required to make in the preparation of financial statements according to GAAP.

Recently Adopted Accounting Pronouncements

No accounting standards were adopted during the nine months ended September 30, 2021 that had a material impact on the Company's consolidated financial position, results of operations, or cash flows.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are effective for all entities beginning on March 12, 2020 through December 31, 2022. The Company may elect to apply the amendments prospectively through December 31, 2022. The Company has not adopted this ASU as of September 30, 2021. The Company is currently assessing the impact of adopting this standard on its financial statements and the timing of adoption.

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

The following table presents disaggregated revenue by business group. Prior period amounts have been reclassified to conform to our organizational changes as described in Note 1 - Basis of Presentation:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2021	2020	2021	2020
Net sales
Commercial and Industrial	$434.9	$372.9	$1,237.0	$1,066.4
Heavy Industrial	85.2	75.1	247.3	228.6
Residential and Retail	91.8	103.0	276.7	289.1
Total Electrical Solutions	$611.9	$551.0	$1,761.0	$1,584.1
Utility T&D Components	435.3	396.9	1,231.5	1,089.3
Utility Communications and Controls	166.4	160.7	491.3	474.7
Total Utility Solutions	$601.7	$557.6	$1,722.8	$1,564.0
TOTAL	$1,213.6	$1,108.6	$3,483.8	$3,148.1

HUBBELL INCORPORATED-Form 10-Q    8

Back to Contents

The following table presents disaggregated revenue by geographic location (on a geographic basis, the Company defines "international" as operations based outside of the United States and its possessions):

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2021	2020	2021	2020
Net sales
United States	$549.7	$495.7	$1,571.7	$1,427.2
International	62.2	55.3	189.3	156.9
Total Electrical Solutions	$611.9	$551.0	$1,761.0	$1,584.1
United States	571.4	524.9	1,633.1	1,479.3
International	30.3	32.7	89.7	84.7
Total Utility Solutions	$601.7	$557.6	$1,722.8	$1,564.0
TOTAL	$1,213.6	$1,108.6	$3,483.8	$3,148.1

Contract Balances

Our contract liabilities consist of advance payments for products as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in Other accrued liabilities and the non-current portion of deferred revenue is included in Other non-current liabilities in the Condensed Consolidated Balance Sheets.

Contract liabilities were $19.3 million as of September 30, 2021 compared to $30.9 million as of December 31, 2020. The $11.6 million decrease in our contract liabilities balance was primarily due to the recognition of $27.2 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2021 and a $1.5 million decline in contract liabilities relating to the disposition of a business, partially offset by a $17.1 million net increase in current year deferrals primarily due to timing of advance payments on certain orders. The Company has an immaterial amount of contract assets relating to performance obligations satisfied prior to payment that is recorded in Other long-term assets in the Condensed Consolidated Balance Sheets. Impairment losses recognized on our receivables and contract assets were immaterial for the three and nine months ended September 30, 2021.

Unsatisfied Performance Obligations

As of September 30, 2021, the Company had approximately $450 million of unsatisfied performance obligations for contracts with an original expected length of greater than one year, primarily relating to long-term contracts of the Utility Solutions segment to deliver and install meters, metering communications and grid monitoring sensor technology. The Company expects that a majority of the unsatisfied performance obligations will be completed and recognized over the next three years.

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

The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2021	2020	2021	2020	2021	2020
Three Months Ended September 30,
Electrical Solutions	$611.9	$551.0	$72.0	$65.9	11.8%	12.0%
Utility Solutions	601.7	557.6	83.3	97.0	13.8%	17.4%
TOTAL	$1,213.6	$1,108.6	$155.3	$162.9	12.8%	14.7%
Nine Months Ended September 30,
Electrical Solutions	$1,761.0	$1,584.1	$201.3	$171.1	11.4%	10.8%
Utility Solutions	1,722.8	1,564.0	224.3	242.1	13.0%	15.5%
TOTAL	$3,483.8	$3,148.1	$425.6	$413.2	12.2%	13.1%
HUBBELL INCORPORATED-Form 10-Q    10

Back to Contents

NOTE 4 Inventories, net

Inventories, net consists of the following (in millions):

	September 30, 2021	December 31, 2020
Raw material	$250.2	$219.5
Work-in-process	126.2	108.3
Finished goods	411.7	366.8
Subtotal	788.1	694.6
Excess of FIFO over LIFO cost basis	(87.4)	(87.3)
TOTAL	$700.7	$607.3
HUBBELL INCORPORATED-Form 10-Q    11

Back to Contents

NOTE 5 Goodwill and Other Intangible Assets, net

Changes in the carrying values of goodwill for the nine months ended September 30, 2021, were as follows (in millions):

	Segment
	Electrical Solutions	Utility Solutions	Total
BALANCE DECEMBER 31, 2020	$663.9	$1,259.4	$1,923.3
Prior year acquisitions	—	6.9	6.9
Current year dispositions	—	(1.9)	(1.9)
Foreign currency translation	(1.7)	(4.0)	(5.7)
BALANCE SEPTEMBER 30, 2021	$662.2	$1,260.4	$1,922.6

In June of 2021, the Company completed the sale of the Consumer Analytics Solutions business for $9.8 million. The Consumer Analytics Solutions business was part of Aclara and was previously included in the Utility Solutions segment. Upon disposition, the Consumer Analytics Solutions business had assets of $15.9 million, including definite-lived intangibles of $8.7 million (primarily customer relationships and developed technology), goodwill of $1.9 million and total liabilities of $1.5 million (primarily composed of deferred revenue). As a result of the sale of the Consumer Analytics Solutions business, we recognized a pre-tax loss of $6.9 million that is included in Total other expense in the Condensed Consolidated Statements of Income.

The carrying value of other intangible assets included in Other intangible assets, net in the Condensed Consolidated Balance Sheets is as follows (in millions):

	September 30, 2021		December 31, 2020
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$212.7	$(80.7)	$213.4	$(73.8)
Customer relationships, developed technology and other	940.7	(388.3)	958.0	(340.6)
TOTAL DEFINITE-LIVED INTANGIBLES	$1,153.4	$(469.0)	$1,171.4	$(414.4)
Indefinite-lived:
Tradenames and other	53.6	—	53.6	—
TOTAL OTHER INTANGIBLE ASSETS	$1,207.0	$(469.0)	$1,225.0	$(414.4)

Amortization expense associated with definite-lived intangible assets was $18.7 million and $18.5 million during the three months ended September 30, 2021 and 2020, respectively, and $59.4 million and $56.2 million during the nine months ended September 30, 2021 and 2020, respectively. Future amortization expense associated with these intangible assets is estimated to be $20.1 million for the remainder of 2021, $72.9 million in 2022, $68.2 million in 2023, $63.3 million in 2024, $58.8 million in 2025, and $55.1 million in 2026. The Company amortizes intangible assets with definite lives using either an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the assets useful life, or using a straight line method. Approximately 76% of the gross value of definite-lived intangible assets follow an accelerated amortization method.

HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents

NOTE 6 Other Accrued Liabilities

Other accrued liabilities consists of the following (in millions):

	September 30, 2021	December 31, 2020
Customer program incentives	$58.4	$40.7
Accrued income taxes	15.2	4.6
Contract liabilities - deferred revenue	19.3	30.9
Customer refund liability	18.7	17.4
Accrued warranties(1)	21.9	28.7
Current operating lease liabilities	29.2	32.1
Other	92.9	99.6
TOTAL	$255.6	$254.0
(1) Refer to Note 21 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding warranties.

NOTE 7 Other Non-Current Liabilities

Other non-current liabilities consists of the following (in millions):

	September 30, 2021	December 31, 2020
Pensions	$185.9	$199.0
Other post-retirement benefits	21.2	21.2
Deferred tax liabilities	143.3	135.3
Accrued warranties long-term(1)	51.8	51.8
Non-current operating lease liabilities	65.7	74.9
Other	125.4	132.4
TOTAL	$593.3	$614.6
(1) Refer to Note 21 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding warranties.
HUBBELL INCORPORATED-Form 10-Q    13

Back to Contents

NOTE 8 Total Equity

A summary of changes in total equity for the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020 is provided below (in millions, except per share amounts):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2020	$0.6	$4.9	$2,393.7	$(329.2)	$2,070.0	$15.4
Net income	—	—	173.5	—	173.5	2.2
Other comprehensive (loss) income	—	—	—	7.0	7.0	—
Stock-based compensation	—	13.4	—	—	13.4	—
Acquisition/surrender of common shares(1)	—	(18.5)	(13.2)	—	(31.7)	—
Cash dividends declared ($0.98 per share)	—	—	(106.7)	—	(106.7)	—
Dividends to noncontrolling interest	—	—	—	—	—	(2.4)
Directors deferred compensation	—	0.2	—	—	0.2	—
BALANCE AT JUNE 30, 2021	$0.6	$—	$2,447.3	$(322.2)	$2,125.7	$15.2
Net income	—	—	108.5	—	108.5	2.1
Other comprehensive (loss) income	—	—	—	(10.9)	(10.9)	—
Stock-based compensation	—	3.1	—	—	3.1	—
Acquisition/surrender of common shares(1)	—	(3.4)	(1.0)	—	(4.4)	—
Cash dividends declared ($0.98 per share)	—	—	(53.5)	—	(53.5)	—
Dividends to noncontrolling interest	—	—	—	—	—	(8.0)
Directors deferred compensation	—	0.3	—	—	0.3	—
BALANCE AT SEPTEMBER 30, 2021	$0.6	$—	$2,501.3	$(333.1)	$2,168.8	$9.3
HUBBELL INCORPORATED-Form 10-Q    14

Back to Contents

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2019	$0.6	$—	$2,279.4	$(332.9)	$1,947.1	$13.4
Net income	—	—	163.2	—	163.2	1.6
Other comprehensive (loss) income	—	—	—	(19.0)	(19.0)	—
Stock-based compensation	—	15.9	—	—	15.9	—
Acquisition/surrender of common shares(1)	—	(12.0)	(34.1)	—	(46.1)	—
Cash dividends declared ($0.91 per share)	—	—	(99.1)	—	(99.1)	—
Dividends to noncontrolling interest	—	—	—	—	—	(1.4)
Directors deferred compensation	—	(1.1)	—	—	(1.1)	—
Cumulative effect from adoption of CECL accounting standard	—	—	(1.0)	—	(1.0)	—
BALANCE AT JUNE 30, 2020	$0.6	$2.8	$2,308.4	$(351.9)	$1,959.9	$13.6
Net income	—	—	107.1	—	107.1	1.5
Other comprehensive (loss) income	—	—	—	(4.4)	(4.4)	—
Stock-based compensation	—	4.1	—	—	4.1	—
Acquisition/surrender of common shares(1)	—	(0.6)	—	—	(0.6)	—
Cash dividends declared ($0.91 per share)	—	—	(49.5)	—	(49.5)	—
Dividends to noncontrolling interest	—	—	—	—	—	(0.9)
Directors deferred compensation	—	0.2	—	—	0.2	—
BALANCE AT SEPTEMBER 30, 2020	$0.6	$6.5	$2,366.0	$(356.3)	$2,016.8	$14.2
(1) For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against common stock par value, Additional paid-in capital, to the extent available, and Retained earnings. The change in Retained earnings of $14.2 million and $34.1 million in the first nine months of 2021 and 2020, respectively, reflects this accounting treatment.

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statements of Comprehensive Income.
HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents

NOTE 9 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the nine months ended September 30, 2021 is provided below (in millions):

(debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2020	$(0.7)	$1.0	$(212.0)	$(117.5)	$(329.2)
Other comprehensive income (loss) before reclassifications	0.2	(0.3)	—	(10.8)	(10.9)
Amounts reclassified from accumulated other comprehensive loss	0.9	—	6.1	—	7.0
Current period other comprehensive income (loss)	1.1	(0.3)	6.1	(10.8)	(3.9)
BALANCE AT SEPTEMBER 30, 2021	$0.4	$0.7	$(205.9)	$(128.3)	$(333.1)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three and nine months ended September 30, 2021 and 2020 is provided below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Loss Components	2021	2020	2021	2020	Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$—	$—	$(0.1)	$0.3	Net sales
	(0.1)	0.2	(0.9)	0.7	Cost of goods sold
	—	—	(0.2)	—	Other expense, net
	(0.1)	0.2	(1.2)	1.0	Total before tax
	—	(0.1)	0.3	(0.3)	Tax benefit (expense)
	$(0.1)	$0.1	$(0.9)	$0.7	Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs (a)	$—	$0.1	$(0.1)	$0.2
Actuarial gains/(losses) (a)	(2.7)	(2.4)	(8.1)	(7.1)
Settlement and curtailment losses (a)	—	(6.6)	—	(6.6)
	(2.7)	(8.9)	(8.2)	(13.5)	Total before tax
	0.7	2.3	2.1	3.4	Tax benefit (expense)
	$(2.0)	$(6.6)	$(6.1)	$(10.1)	Gain (loss) net of tax
Gains (losses) reclassified into earnings	$(2.1)	$(6.5)	$(7.0)	$(9.4)

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

The following table sets forth the computation of earnings per share for the three and nine months ended September 30, 2021 and 2020 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to Hubbell Incorporated	$108.5	$107.1	$282.0	$270.3
Less: Earnings allocated to participating securities	(0.3)	(0.4)	(0.9)	(1.0)
Net income available to common shareholders	$108.2	$106.7	$281.1	$269.3
Denominator:
Average number of common shares outstanding	54.3	54.2	54.3	54.1
Potential dilutive common shares	0.4	0.3	0.4	0.3
Average number of diluted shares outstanding	54.7	54.5	54.7	54.4
Earnings per share:
Basic	$1.99	$1.97	$5.18	$4.97
Diluted	$1.98	$1.96	$5.14	$4.95

The Company did not have any significant anti-dilutive securities outstanding during the three and nine months ended September 30, 2021 and 2020.
HUBBELL INCORPORATED-Form 10-Q    17

Back to Contents

NOTE 11 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Three Months Ended September 30,
Service cost	$0.2	$0.3	$—	$—
Interest cost	5.9	7.2	0.1	0.2
Expected return on plan assets	(9.1)	(8.5)	—	—
Amortization of prior service cost	—	—	—	(0.1)
Amortization of actuarial losses	2.7	2.4	—	—
Settlement and curtailment losses	—	6.6	—	—
NET PERIODIC BENEFIT COST	$(0.3)	$8.0	$0.1	$0.1
Nine Months Ended September 30,
Service cost	$0.7	$0.8	$—	$—
Interest cost	17.9	21.6	0.4	0.6
Expected return on plan assets	(27.4)	(25.4)	—	—
Amortization of prior service cost	0.1	0.1	—	(0.3)
Amortization of actuarial losses	8.1	7.1	—	—
Settlement and curtailment losses	—	6.6	—	—
NET PERIODIC BENEFIT COST	$(0.6)	$10.8	$0.4	$0.3

Employer Contributions

The Company has contributed $0.1 million to its foreign pension plans during 2021. Although not required by ERISA and the Internal Revenue Code, the Company may elect to make an additional voluntary contribution to its qualified domestic defined benefit pension plan in 2021. Additionally, we anticipate making cash payments of $5.0 million due in 2021, related to the previously disclosed settlement agreement with a multi-employer pension plan.
HUBBELL INCORPORATED-Form 10-Q    18

Back to Contents

NOTE 12 Guarantees

The Company records a liability equal to the fair value of guarantees in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of September 30, 2021 and December 31, 2020, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the nine months ended September 30, 2021 and 2020 are set forth below (in millions):

	2021	2020
BALANCE AT JANUARY 1, (a)	$80.5	$82.1
Provision	8.2	10.0
Expenditures/payments/other	(15.0)	(10.2)
BALANCE AT SEPTEMBER 30, (a)	$73.7	$81.9
(a) Refer to Note 6 – Other Accrued Liabilities and Note 7 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.
HUBBELL INCORPORATED-Form 10-Q    19

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
At September 30, 2021 our accounts receivable balance was $798.3 million, net of allowances of $11.6 million. During the nine months ended September 30, 2021 our allowances decreased approximately $0.9 million. The decrease is primarily the result of the improvement in general economic conditions.
Investments

At September 30, 2021 and December 31, 2020, the Company had $58.1 million and $57.7 million, respectively, of available-for-sale municipal debt securities. These investments had an amortized cost of $57.2 million and $56.4 million, respectively. No allowance for credit losses related to our available-for-sale debt securities was recorded for the nine months ended September 30, 2021. As of September 30, 2021 and December 31, 2020 the unrealized losses attributable to our available-for-sale debt securities was $0.1 million. The fair value of available-for-sale debt securities with unrealized losses was $11.4 million at September 30, 2021 and $6.1 million at December 31, 2020.

The Company also had trading securities of $23.9 million at September 30, 2021 and $22.7 million at December 31, 2020 that are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale debt securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

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

Back to Contents

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2021 and December 31, 2020 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
September 30, 2021
Money market funds(a)	$50.9	$—	$—	$50.9
Available for sale investments	—	58.1	—	58.1
Trading securities	23.9	—	—	23.9
Deferred compensation plan liabilities	(23.9)	—	—	(23.9)
Derivatives:
Forward exchange contracts-Assets(b)	—	0.5	—	0.5
Forward exchange contracts-(Liabilities)(c)	—	(0.1)	—	(0.1)
TOTAL	$50.9	$58.5	$—	$109.4

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
December 31, 2020
Money market funds(a)	$26.6	$—	$—	$26.6
Available for sale investments	—	57.7	—	57.7
Trading securities	22.7	—	—	22.7
Deferred compensation plan liabilities	(22.7)	—	—	(22.7)
Derivatives:
Forward exchange contracts-(Liabilities)(c)	—	(0.8)	—	(0.8)
TOTAL	$26.6	$56.9	$—	$83.5
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

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. The Company purchased $2.5 million and $2.7 million of trading securities related to these deferred compensation plans during the nine months ended September 30, 2021 and 2020, respectively. As a result of participant distributions, the Company sold $3.0 million of these trading securities during the nine months ended September 30, 2021 and $2.0 million during the nine months ended September 30, 2020. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

Long Term Debt

As of September 30, 2021 and December 31, 2020, the carrying value of long-term debt, net of unamortized discount and debt issuance costs, was $1,434.9 million and $1,436.9 million, respectively. The estimated fair value of the long-term debt as of September 30, 2021 and December 31, 2020 was $1,540.0 million and $1,569.5 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

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

Back to Contents

NOTE 15 Restructuring Costs and Other

In the three and nine months ended September 30, 2021, we incurred costs for restructuring actions initiated in 2021 as well as costs for restructuring actions initiated in the prior years. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions. Restructuring costs include severance and employee benefits, asset impairments, accelerated depreciation, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash.

Pre-tax restructuring costs incurred in each of our reporting segments and the location of the costs in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020 is as follows (in millions):

	Three Months Ended September 30,
	2021	2020	2021	2020	2021	2020
	Cost of goods sold		Selling & administrative expense		Total
Electrical Solutions	$1.0	$1.7	$0.2	$0.1	$1.2	$1.8
Utility Solutions	—	1.5	0.2	—	0.2	1.5
Total Pre-Tax Restructuring Costs	$1.0	$3.2	$0.4	$0.1	$1.4	$3.3

	Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020
	Cost of goods sold		Selling & administrative expense		Total
Electrical Solutions	$2.3	$4.4	$0.4	$2.0	$2.7	$6.4
Utility Solutions	0.6	5.8	0.2	0.3	0.8	6.1
Total Pre-Tax Restructuring Costs	$2.9	$10.2	$0.6	$2.3	$3.5	$12.5

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/21	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 9/30/2021
2021 Restructuring Actions
Severance	$—	$0.6	$(0.4)	$0.2
Asset write-downs	—	—	—	—
Facility closure and other costs	—	0.1	(0.1)	—
Total 2021 Restructuring Actions	$—	$0.7	$(0.5)	$0.2
2020 and Prior Restructuring Actions
Severance	$8.9	$0.3	$(5.2)	$4.0
Asset write-downs	—	—	—	—
Facility closure and other costs	1.7	2.5	(2.7)	1.5
Total 2020 and Prior Restructuring Actions	$10.6	$2.8	$(7.9)	$5.5
Total Restructuring Actions	$10.6	$3.5	$(8.4)	$5.7

HUBBELL INCORPORATED-Form 10-Q    23

Back to Contents

The actual costs incurred and total expected cost in each of our reporting segments of our on-going restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2020	Costs incurred in the first nine months of 2021	Remaining costs at 9/30/2021
2021 Restructuring Actions
Electrical Solutions	$2.5	$—	$0.7	$1.8
Utility Solutions	—	—	—	—
Total 2021 Restructuring Actions	$2.5	$—	$0.7	$1.8
2020 and Prior Restructuring Actions
Electrical Solutions	$20.0	$16.0	$2.0	$2.0
Utility Solutions	10.3	8.1	0.8	1.4
Total 2020 and Prior Restructuring Actions	$30.3	$24.1	$2.8	$3.4
Total Restructuring Actions	$32.8	$24.1	$3.5	$5.2

HUBBELL INCORPORATED-Form 10-Q    24

Back to Contents

NOTE 16 Debt and Financing Arrangements

Long-term debt consists of the following (in millions):

	Maturity	September 30, 2021	December 31, 2020
Senior notes at 3.625%	2022	$—	$299.2
Senior notes at 3.35%	2026	397.0	396.5
Senior notes at 3.15%	2027	296.9	296.4
Senior notes at 3.50%	2028	445.3	444.8
Senior notes at 2.300%	2031	295.7	—
TOTAL LONG-TERM DEBT(a)		$1,434.9	$1,436.9
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

The 2031 Notes are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default (including as a result of the Company's failure to meet certain non-financial covenants) under the indenture governing the notes or upon a change in control triggering event as defined in such indenture. The Company was in compliance with all non-financial covenants as of September 30, 2021.

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

The 2021 Credit Facility contains a financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of September 30, 2021. As of September 30, 2021, the 2021 Credit Facility was undrawn.

In connection with entry into the 2021 Credit Facility, the Company terminated all commitments under the existing credit facility dated as of January 31, 2018.

Short-Term Debt

The Company had $128.9 million and $153.1 million of short-term debt outstanding at September 30, 2021 and December 31, 2020, respectively, which consisted primarily of commercial paper borrowings.
HUBBELL INCORPORATED-Form 10-Q    25

Back to Contents

NOTE 17 Stock-Based Compensation

As of September 30, 2021, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. For those awards that vest immediately upon retirement eligibility, the Company recognizes compensation cost immediately for retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

The Company’s long-term incentive program for awarding stock-based compensation includes a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s common stock pursuant to the Hubbell Incorporated 2005 Incentive Award Plan as amended and restated (the "Award Plan"). Under the Award Plan, the Company may authorize up to 9.7 million shares of common stock to settle awards of restricted stock, performance shares, or SARs. The Company issues new shares to settle stock-based awards. During the three months ended March 31, 2021, the Company's grant of stock-based awards included restricted stock, SARs and performance shares. There were no material awards granted during the three months ended September 30, 2021.

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
HUBBELL INCORPORATED-Form 10-Q    26

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

Grant Date	Fair Value	Performance Period	Payout Range
February 2021	$151.92	Jan 2021 - Dec 2023	0-200%

HUBBELL INCORPORATED-Form 10-Q    27

Back to Contents

NOTE 18 Subsequent Events

On October 26, 2021, Hubbell entered into a definitive agreement to sell its Commercial and Industrial Lighting business to GE Current, a Daintree company, for a cash purchase price of $350 million, subject to customary adjustments with respect to working capital and net indebtedness. The Commercial and Industrial Lighting business had sales of approximately $515 million in 2020 as part of the Electrical Solutions segment and designs, manufactures, and sells LED lighting and control solutions for commercial and industrial customers. Hubbell expects the Commercial and Industrial Lighting business to be classified as held for sale in the fourth quarter of 2021. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in the first quarter of 2022.

HUBBELL INCORPORATED-Form 10-Q    28

Back to Contents

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

Hubbell is a global manufacturer of quality electrical products and utility solutions for a broad range of customer and end market applications. The Company's mission is to enable its customers to operate critical infrastructure safely, reliably, and efficiently. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, Mexico, China, the United Kingdom, Brazil, Australia, Spain and Ireland. The Company also participates in joint ventures in Hong Kong and the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company employed approximately 19,400 individuals worldwide as of September 30, 2021.

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

Results for the three and nine months ended September 30, 2021 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

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

Back to Contents

Impact of the COVID-19 Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). U.S. federal, state, local, and foreign governments reacted to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. and global economies, including the shutdown of large portions of, or imposition of restrictions on, the U.S. and global economies. Notwithstanding a general improvement in conditions and reduction of pandemic effects, as of September 30, 2021 there continues to be significant uncertainty around the scope, severity, and duration of the pandemic, as well as the breadth and duration of business disruptions related to it and the overall impact on the U.S., global economies, and our operating results in future periods.

The COVID-19 pandemic continues to pose the risk that our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities, partially or completely, for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities or imposed by our management, or that the pandemic may otherwise interrupt or impair business activities. The Occupational Safety and Health Administration (OSHA) has been directed to develop a rule requiring each employer with 100 or more employees to ensure its workforce is fully vaccinated or require any workers who remain unvaccinated to produce a negative test result on at least a weekly basis before coming to work and President Biden has announced an executive order mandating COVID-19 vaccination of U.S. based employees of companies that work on, or in support for, federal contracts. We cannot currently predict the impact that the OSHA rule, if adopted, and executive order would have on our workforce, our ability to secure skilled labor in the future, or the cost of implementation and compliance with such rule and the executive order.

Additionally, as economies have re-opened, global supply chains have struggled to keep up with increasing demand, and the resulting supply chain disruptions have, in certain cases, affected our ability to ship products in a timely manner. These supply chain disruptions and the increase in demand have also led to increased freight, labor and commodity cost that affected our operating margin in the third quarter of 2021, and those disruptions and increased cost may persist through the fourth quarter of 2021 and into 2022.

Refer to Item 1A, Risk Factors in this Form 10-Q and item 1A, Risk Factors on our 2020 Annual Report on Form 10-K for additional discussion of risks associated with the COVID-19 pandemic.

Results of Operations – Third Quarter of 2021 compared to the Third Quarter of 2020

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended September 30,
	2021	% of Net sales	2020	% of Net sales
Net sales	$1,213.6		$1,108.6
Cost of goods sold	883.3	72.8%	779.0	70.3%
Gross profit	330.3	27.2%	329.6	29.7%
Selling & administrative ("S&A") expense	175.0	14.4%	166.7	15.0%
Operating income	155.3	12.8%	162.9	14.7%
Net income attributable to Hubbell Incorporated	108.5	8.9%	107.1	9.7%
EARNINGS PER SHARE – DILUTED	$1.98		$1.96

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
HUBBELL INCORPORATED-Form 10-Q    30

Back to Contents

Although we exclude amortization of these acquired intangible assets and inventory step-up from our non-GAAP results, we believe that it is important for investors to understand that revenue generated, in part, from such intangibles is included within revenue in determining adjusted net income attributable to Hubbell Incorporated.

Adjusted net income in 2021 also excludes a $16.8 million pre-tax loss on the early extinguishment of long-term debt from the redemption of all of the Company's outstanding 3.625% Senior Notes due 2022 in the aggregate principal amount of $300 million and a $6.9 million loss on the disposal of a business, the sale of which closed during the second quarter of 2021. Adjusted net income in 2020 also excludes a pension settlement charge of $6.6 million that was recorded during the third quarter of 2020. Those items are reported in Total other expense (below Operating income) in the Condensed Consolidated Statement of Income. Refer to the reconciliation of non-GAAP measurers presented below, Note 5 - Goodwill and Other Intangible Assets, net, Note 11 - Pension and Other Benefits, and Note 16 - Debt and Financing Arrangements in the Notes to the Condensed Consolidated Financial Statements, for additional information. The Company excludes these losses because we believe it enhances management's and investors' ability to analyze underlying business performance and facilitates comparisons of our financial results over multiple periods.

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

Back to Contents

The following table reconciles each of our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	Three Months Ended September 30,
	2021	% of Net sales	2020	% of Net sales
Gross profit (GAAP measure)	$330.3	27.2%	$329.6	29.7%
Amortization of acquisition-related intangible assets	5.7	0.5%	6.1	0.6%
Adjusted gross profit	$336.0	27.7%	$335.7	30.3%
S&A expenses (GAAP measure)	$175.0	14.4%	$166.7	15.0%
Amortization of acquisition-related intangible assets	13.0	1.1%	12.4	1.1%
Adjusted S&A expenses	$162.0	13.3%	$154.3	13.9%
Operating income (GAAP measure)	$155.3	12.8%	$162.9	14.7%
Amortization of acquisition-related intangible assets	18.7	1.5%	18.5	1.7%
Adjusted operating income	$174.0	14.3%	$181.4	16.4%
Net income attributable to Hubbell Incorporated (GAAP measure)	$108.5		$107.1
Amortization of acquisition-related intangible assets	18.7		18.5
Loss on disposition of business	0.1		—
Pension charge	—		6.6
Subtotal	$18.8		$25.1
Income tax effects(1)	4.6		6.3
Adjusted net income attributable to Hubbell Incorporated	$122.7		$125.9
Less: Earnings allocated to participating securities	(0.4)		(0.5)
Adjusted net income available to common shareholders	$122.3		$125.4
Average number of diluted shares outstanding	54.7		54.5
ADJUSTED EARNINGS PER SHARE – DILUTED	$2.24		$2.30
(1) The income tax effects are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted.

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Three Months Ended September 30,
	2021	Inc/(Dec) %	2020	Inc/(Dec) %
Net sales growth (GAAP measure)	$105.0	9.5	$(95.4)	(7.9)
Impact of acquisitions	40.7	3.7	11.3	0.9
Impact of divestitures	(2.2)	(0.2)	(4.5)	(0.4)
Foreign currency exchange	6.2	0.6	(3.4)	(0.2)
Organic net sales growth (non-GAAP measure)	$60.3	5.4	$(98.8)	(8.2)

Net Sales

Net sales of $1.21 billion in the third quarter of 2021 increased by $105.0 million compared to the third quarter of 2020. Organic net sales increased by 5.4% primarily due to favorable price realization, partially offset by lower volume, along with an increase in Net Sales of 3.5% from acquisitions net of dispositions and a 0.6% increase from foreign exchange. Net Sales volume includes the effect of supply chain disruptions, which limited our ability to ship all of our customer demand.

Cost of Goods Sold

As a percentage of Net sales, cost of goods sold increased by 250 basis points to 72.8% in the third quarter of 2021, as compared to 70.3% in the third quarter of 2020. The increase was primarily driven by material cost inflation that exceeded favorable price realization, and higher freight, logistics and manufacturing costs, partially offset by savings from our restructuring and related actions and productivity initiatives.

HUBBELL INCORPORATED-Form 10-Q    32

Back to Contents

Gross Profit

The gross profit margin in the third quarter of 2021 decreased by 250 basis points to 27.2% as compared to 29.7% in the third quarter of 2020. Excluding amortization of acquisition-related intangible assets, the adjusted gross profit margin was 27.7% in the third quarter of 2021 as compared to 30.3% in the same period of the prior year. The decrease in the adjusted gross profit margin primarily reflects material cost inflation that exceeded favorable price realization, and higher freight, logistics and manufacturing costs, partially offset by savings from our restructuring and related actions and productivity initiatives.

Selling & Administrative Expenses

S&A expense in the third quarter of 2021 was $175.0 million and increased by $8.3 million compared to the prior year period. S&A expense as a percentage of Net sales decreased by 60 basis points to 14.4% in the third quarter of 2021. Excluding amortization of acquisition-related intangible assets, adjusted S&A expense as a percentage of Net sales decreased by 60 basis points to 13.3% in the third quarter of 2021. The decrease in adjusted S&A expense as a percentage of Net sales is primarily due to higher organic sales.

Total Other Expense

Total other expense decreased by $9.1 million in the third quarter of 2021 to $14.8 million, primarily due to a $6.6 million charge associated with pension settlement losses recognized in the third quarter of 2020, and $1.5 million of lower interest expense in the third quarter of 2021.

Income Taxes

The effective tax rate in the third quarter of 2021 decreased to 21.3% as compared to 21.9% in the third quarter of 2020 primarily due to changes to certain tax reserves and unfavorable provision to return adjustments as compared to the same period of the prior year.

Net Income Attributable to Hubbell Incorporated and Earnings Per Diluted Share

Net income attributable to Hubbell Incorporated was $108.5 million in the third quarter of 2021 and increased 1.3% as compared to the same period of the prior year. As a result, earnings per diluted share in the third quarter of 2021 increased 1.0% as compared to the third quarter of 2020. Adjusted net income attributable to Hubbell Incorporated, which excludes amortization of acquisition-related intangibles from both periods, a loss on disposition of business in 2021, and a pension settlement charge in 2020, was $122.7 million in the third quarter of 2021 and decreased by 2.5% as compared to the third quarter of 2020. Adjusted earnings per diluted share in the third quarter of 2021 decreased by 2.6% as compared to the third quarter of 2020.

Segment Results

ELECTRICAL SOLUTIONS

	Three Months Ended September 30,
(In millions)	2021	2020
Net sales	$611.9	$551.0
Operating income (GAAP measure)	72.0	65.9
Amortization of acquisition-related intangible assets	4.1	4.2
Adjusted operating income	$76.1	$70.1
Operating margin (GAAP measure)	11.8%	12.0%
Adjusted operating margin	12.4%	12.7%

HUBBELL INCORPORATED-Form 10-Q    33

Back to Contents

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Three Months Ended September 30,
Electrical Solutions	2021	Inc/(Dec) %	2020	Inc/(Dec) %
Net sales growth (GAAP measure)	$60.9	11.0	$(86.0)	(13.5)
Impact of acquisitions	7.4	1.3	4.4	0.7
Impact of divestitures	—	—	(4.5)	(0.7)
Foreign currency exchange	4.0	0.7	(0.8)	(0.1)
Organic net sales growth (non-GAAP measure)	$49.5	9.0	$(85.1)	(13.4)

Net sales in the Electrical Solutions segment in the third quarter of 2021 were $611.9 million and increased by $60.9 million, or 11.0%, as compared to the third quarter of 2020. The increase resulted from a 9.0% increase in organic net sales in the third quarter of 2021 as compared to the same prior year period, primarily due to favorable price realization and higher unit volume, a 1.3% increase in Net sales from acquisitions, and 0.7% increase from foreign exchange.

Operating income in the Electrical Solutions segment for the third quarter of 2021 was $72.0 million and increased approximately 9.3% compared to the third quarter of 2020, while operating margin in the third quarter of 2021 decreased by 20 basis points to 11.8%. Excluding amortization of acquisition-related intangibles, adjusted operating margin decreased by 30 basis points to 12.4%, as compared to the same prior year period. The decrease in the adjusted operating margin in the third quarter of 2021 is primarily due to material cost inflation that was greater than price realization and higher freight, logistics and manufacturing costs, partially offset by higher sales volume, and savings from restructuring and related actions and productivity initiatives. Acquisitions contributed 30 basis points to adjusted operating margin in the third quarter of 2021 as compared to the same period of the prior year.

HUBBELL INCORPORATED-Form 10-Q    34

Back to Contents

UTILITY SOLUTIONS

	Three Months Ended September 30,
(In millions)	2021	2020
Net sales	$601.7	$557.6
Operating income (GAAP measure)	83.3	97.0
Amortization of acquisition-related intangible assets	14.6	14.3
Adjusted operating income	$97.9	$111.3
Operating margin (GAAP measure)	13.8%	17.4%
Adjusted operating margin	16.3%	20.0%

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Three Months Ended September 30,
Utility Solutions	2021	Inc/(Dec) %	2020	Inc/(Dec) %
Net sales growth (GAAP measure)	$44.1	7.9	$(9.4)	(1.7)
Impact of acquisitions	33.3	6.0	6.9	1.2
Impact of divestitures	(2.2)	(0.4)	—	—
Foreign currency exchange	2.2	0.4	(2.6)	(0.4)
Organic net sales growth (non-GAAP measure)	$10.8	1.9	$(13.7)	(2.5)

Net sales in the Utility Solutions segment in the third quarter of 2021 were $601.7 million, an increase of $44.1 million, or 7.9%, as compared to the third quarter of 2020. This increase was due to a 1.9% increase in organic net sales driven by favorable price realization, partially offset by lower unit volumes, as well as net acquisitions which contributed 5.6% to Net sales growth, and a 0.4% increase in Net sales from foreign exchange. Net Sales volume includes the effect of supply chain disruptions, which limited our ability to ship all of our customer demand.

Within the Utility Solutions segment, Net sales of our Utility T&D components businesses increased by 9.7% in the third quarter of 2021 as compared to the prior year, primarily driven by 4.0% organic net sales growth, a 5.3% increase in Net sales growth from acquisitions and 0.4% favorable impact of foreign exchange. Net sales of our Utility communications and controls businesses increased by 3.5% in the third quarter of 2021 as compared to the prior year period, primarily from an increase in Net sales of 6.3% due to the impact of acquisitions net of dispositions, and an increase of 0.4% from foreign exchange, partially offset by a 3.2% decrease in organic net sales, due to global component constraints that limited our ability to service customer demand.

Operating income in the Utility Solutions segment for the third quarter of 2021 was $83.3 million, down 14.1% compared to the third quarter of 2020. Operating margin decreased to 13.8% as compared to 17.4% in the same period of 2020. Excluding amortization of acquisition-related intangibles, the adjusted operating margin decreased to 16.3%, primarily driven by increased materials costs in excess of price realization, higher freight, logistics and manufacturing costs, as well as lower volumes, partially offset by savings from restructuring and related actions and productivity initiatives. Adjusted operating income from acquisitions was modest, but contributed 90 basis points to the decline in adjusted operating margin, due to higher manufacturing costs.
HUBBELL INCORPORATED-Form 10-Q    35

Back to Contents

Results of Operations – Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Nine Months Ended September 30,
	2021	% of Net sales	2020	% of Net sales
Net sales	$3,483.8		$3,148.1
Cost of goods sold	2,532.9	72.7%	2,224.5	70.7%
Gross profit	950.9	27.3%	923.6	29.3%
Selling & administrative ("S&A") expense	525.3	15.1%	510.4	16.2%
Operating income	425.6	12.2%	413.2	13.1%
Net income attributable to Hubbell Incorporated	282.0	8.1%	270.3	8.6%
EARNINGS PER SHARE – DILUTED	$5.14		$4.95

The following table reconciles each of our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	Nine Months Ended September 30,
	2021	% of Net sales	2020	% of Net sales
Gross profit (GAAP measure)	$950.9	27.3%	$923.6	29.3%
Amortization of acquisition-related intangible assets	21.3	0.6%	19.4	0.7%
Adjusted gross profit	$972.2	27.9%	$943.0	30.0%
S&A expenses (GAAP measure)	$525.3	15.1%	$510.4	16.2%
Amortization of acquisition-related intangible assets	40.1	1.2%	37.2	1.2%
Adjusted S&A expenses	$485.2	13.9%	$473.2	15.0%
Operating income (GAAP measure)	$425.6	12.2%	$413.2	13.1%
Amortization of acquisition-related intangible assets	61.4	1.8%	56.6	1.8%
Adjusted operating income	$487.0	14.0%	$469.8	14.9%
Net income attributable to Hubbell Incorporated (GAAP measure)	$282.0		$270.3
Amortization of acquisition-related intangible assets	61.4		56.6
Loss on disposition of business	6.9		—
Loss on extinguishment of debt	16.8		—
Pension charge	—		6.6
Subtotal	$85.1		$63.2
Income tax effects(1)	20.6		15.9
Adjusted net income attributable to Hubbell Incorporated	$346.5		$317.6
Less: Earnings allocated to participating securities	(1.1)		(1.1)
Adjusted net income available to common shareholders	$345.4		$316.5
Average number of diluted shares outstanding	54.7		54.4
ADJUSTED EARNINGS PER SHARE – DILUTED	$6.31		$5.81
(1) The income tax effects are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted.
HUBBELL INCORPORATED-Form 10-Q    36

Back to Contents

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Nine Months Ended September 30,
	2021	Inc/(Dec) %	2020	Inc/(Dec) %
Net sales growth (GAAP measure)	$335.7	10.7	$(339.6)	(9.7)
Impact of acquisitions	109.4	3.5	33.2	1.0
Impact of divestitures	(2.8)	(0.1)	(20.3)	(0.6)
Foreign currency exchange	15.3	0.5	(11.3)	(0.3)
Organic net sales growth (non-GAAP measure)	$213.8	6.8	$(341.2)	(9.8)

Net Sales

Net sales of $3.5 billion in the first nine months of 2021 increased by $335.7 million compared to the first nine months of 2020. Organic net sales increased by 6.8% primarily due to favorable price realization along with higher volume, an increase in Net sales of 3.5% from acquisitions and a 0.5% increase from foreign exchange.

Cost of Goods Sold

As a percentage of Net sales, cost of goods sold increased by 200 basis points to 72.7% in the first nine months of 2021, as compared to 70.7% in the first nine months of 2020. The increase was primarily driven by material cost inflation that exceeded favorable price realization, and higher freight, logistics and manufacturing costs, partially offset by higher volumes, savings from our restructuring and related actions and productivity initiatives.

Gross Profit

The gross profit margin in the first nine months of 2021 decreased by 200 basis points to 27.3% as compared to 29.3% in the first nine months of 2020. Excluding amortization of acquisition-related intangible assets, the adjusted gross profit margin was 27.9% in the first nine months of 2021 as compared to 30.0% in the same period of the prior year. The decrease in the adjusted gross profit margin primarily reflects material cost inflation that exceeded favorable price realization, and higher freight, logistics and manufacturing costs, partially offset by higher volumes, savings from our restructuring and related actions and productivity initiatives.

Selling & Administrative Expenses

S&A expense in the first nine months of 2021 was $525.3 million and increased by $14.9 million compared to the prior year period. S&A expense as a percentage of Net sales decreased by 110 basis points to 15.1% in the first nine months of 2021. Excluding amortization of acquisition-related intangible assets, adjusted S&A expense as a percentage of Net sales decreased by 110 basis points to 13.9% in the first nine months of 2021. The decrease in adjusted S&A expense as a percentage of Net sales is primarily due to higher organic sales and a reduction of bad debt expense in the 2021 nine month period compared to the same period in 2020, partially offset by the impact of compensation actions and other cost reductions in the second quarter of 2020 due to the COVID-19 pandemic that did not repeat in 2021 as operations normalized.

Total Other Expense

Total other expense increased by $6.9 million in the first nine months of 2021 to $68.2 million primarily due to a $16.8 million pre-tax loss on the early extinguishment of long-term debt recognized in the second quarter of 2021 from the redemption of the Company's $300 million long-term notes, which were scheduled to mature in 2022, and a $6.9 million loss on the disposal of a business, partially offset by a $6.6 million charge associated with pension settlement losses recognized in the third quarter of 2020, and $4.4 million decrease in interest expense and lower non-service pension costs.

HUBBELL INCORPORATED-Form 10-Q    37

Back to Contents

Income Taxes

The effective tax rate in the first nine months of 2021 decreased to 19.9% as compared to 22.3% in the first nine months of 2020 primarily due to favorable tax effects from stock based compensation and statute of limitation expirations on certain tax reserves as compared to the same period of the prior year.

Net Income Attributable to Hubbell Incorporated and Earnings Per Diluted Share

Net income attributable to Hubbell Incorporated was $282.0 million for the first nine months of 2021 and increased 4.3% as compared to the same period of the prior year. As a result, earnings per diluted share in the first nine months of 2021 increased 3.8% as compared to the first nine months of 2020. Adjusted net income attributable to Hubbell Incorporated, which excludes amortization of acquisition-related intangibles for both periods, the loss on extinguishment of debt and loss on the disposition of business in the 2021 period, and the loss on a pension charge in 2020, was $346.5 million in the first nine months of 2021 and increased by 9.1% as compared to the first nine months of 2020. Adjusted earnings per diluted share in the first nine months of 2021 increased by 8.6% as compared to the first nine months of 2020.

Segment Results

ELECTRICAL SOLUTIONS

	Nine Months Ended September 30,
(In millions)	2021	2020
Net sales	$1,761.0	$1,584.1
Operating income (GAAP measure)	201.3	171.1
Amortization of acquisition-related intangible assets	12.5	13.2
Adjusted operating income	$213.8	$184.3
Operating margin (GAAP measure)	11.4%	10.8%
Adjusted operating margin	12.1%	11.6%

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Nine Months Ended September 30,
Electrical Solutions	2021	Inc/(Dec) %	2020	Inc/(Dec) %
Net sales growth (GAAP measure)	$176.9	11.2	$(267.8)	(14.3)
Impact of acquisitions	18.6	1.2	12.4	0.7
Impact of divestitures	—	—	(20.3)	(1.0)
Foreign currency exchange	12.4	0.8	(4.2)	(0.2)
Organic net sales growth (non-GAAP measure)	$145.9	9.2	$(255.7)	(13.8)

Net sales in the Electrical Solutions segment in the first nine months of 2021 were $1,761.0 million and increased by $176.9 million, or 11.2%, as compared to the first nine months of 2020. The increase resulted from a 9.2% increase in organic net sales in the first nine months of 2021 as compared to the same prior year period, primarily due to higher unit volume, favorable price realization, a 1.2% increase in Net sales from acquisitions and 0.8% increase from foreign exchange. Higher unit volume was primarily driven by strong growth in the industrial markets during the 2021 period.

Operating income in the Electrical Solutions segment for the first nine months of 2021 was $201.3 million and increased approximately 17.7% compared to the first nine months of 2020, while the segment operating margin in the first nine months of 2021 increased by 60 basis points to 11.4%. Excluding amortization of acquisition-related intangibles, adjusted operating margin increased 50 basis points to 12.1%, as compared to the same prior year period. The increase in the adjusted operating margin in the first nine months of 2021 is primarily due to higher Net sales volume and higher savings from restructuring and related actions in 2021, including a gain on the sale of a facility, and productivity initiatives, partially offset by material cost inflation that was greater than favorable price realization, and higher freight, logistics and manufacturing costs. Acquisitions contributed 30 basis points to adjusted operating margin in the first nine months of 2021 as compared to the same period of the prior year.

HUBBELL INCORPORATED-Form 10-Q    38

Back to Contents

UTILITY SOLUTIONS

	Nine Months Ended September 30,
(In millions)	2021	2020
Net sales	$1,722.8	$1,564.0
Operating income (GAAP measure)	224.3	242.1
Amortization of acquisition-related intangible assets	48.9	43.4
Adjusted operating income	$273.2	$285.5
Operating margin (GAAP measure)	13.0%	15.5%
Adjusted operating margin	15.9%	18.3%

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Nine Months Ended September 30,
Utility Solutions	2021	Inc/(Dec) %	2020	Inc/(Dec) %
Net sales growth (GAAP measure)	$158.8	10.1	$(71.8)	(4.2)
Impact of acquisitions	90.8	5.8	20.8	1.3
Impact of divestitures	(2.8)	(0.2)	—	—
Foreign currency exchange	2.9	0.2	(7.1)	(0.3)
Organic net sales growth (non-GAAP measure)	$67.9	4.3	$(85.5)	(5.2)

Net sales in the Utility Solutions segment in the first Nine months of 2021 were $1,722.8 million, up $158.8 million, or 10.1%, as compared to the first nine months of 2020. The increase was primarily due to acquisitions net of divestitures, which contributed 5.6% to Net sales growth, and by a 4.3% increase in organic net sales, due to favorable price realization and higher unit volume.

Within the Utility Solutions segment, Net sales of our Utility T&D components businesses increased by 13.1% in the first nine months of 2021 as compared to the prior year period, primarily driven by 7.8% organic net sales growth, and 5.3% Net sales growth from acquisitions. Net sales of our Utility communications and controls businesses increased by 3.5% in the first nine months of 2021 as compared to the prior year period primarily due to Net sales growth from acquisitions net of divestitures of 6.7% and a 0.4% increase in Net sales from foreign exchange, partially offset by a 3.6% decline in organic net sales.

Operating income in the Utility Solutions segment for the first nine months of 2021 was $224.3 million and decreased by 7.4% compared to the first nine months of 2020. Operating margin in the first nine months of 2021 decreased to 13.0% as compared to 15.5% in the same period of 2020. Excluding amortization of acquisition-related intangibles, the adjusted operating margin for the 2021 period decreased by 240 basis points to 15.9%, primarily driven by increased material cost in excess of price realization, higher freight, logistics and manufacturing costs, partially offset by savings from restructuring and related actions and productivity initiatives. Adjusted operating income increased from acquisitions, but contributed 70 basis points to the decline in adjusted operating margin, due to higher manufacturing costs.

HUBBELL INCORPORATED-Form 10-Q    39

Back to Contents

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Nine Months Ended September 30,
(In millions)	2021	2020
Net cash provided by (used in):
Operating activities	$306.8	$455.6
Investing activities	(53.5)	(46.4)
Financing activities	(252.4)	(316.1)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2.6)	(5.9)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(1.7)	$87.2

Cash provided by operating activities for the nine months ended September 30, 2021 was $306.8 million compared to cash provided by operating activities of $455.6 million for the same period in 2020 and decreased primarily due to changes in the components of working capital, including accounts receivable and inventories as we invested in working capital to serve customer demand and growth in our order backlog, partially offset by increases in accounts payable and other current liabilities in the first nine months of 2021 as compared to the same prior year period.

Cash used for investing activities was $53.5 million in the nine months ended September 30, 2021 compared to cash used of $46.4 million during the comparable period in 2020 and was driven by a $14.8 million increase in capital expenditures, partially offset by the proceeds received in conjunction with the disposal of the Consumer Analytics Solutions business.

Cash used by financing activities was $252.4 million in the nine months ended September 30, 2021 as compared to cash used of $316.1 million in the comparable period of 2020. The change in cash flows from financing activities primarily reflects a decrease from net repayments of debt in 2021 compared to 2020, as well as a lower use of cash in 2021 due to a decrease of $30.1 million in share repurchases compared to the same period in 2020. These factors were partially offset by the $16.0 million make whole premium incurred in 2021 due to the redemption of the 2022 Notes (as defined below).

The unfavorable impact of foreign currency exchange rates on cash was $2.6 million for the nine months ended September 30, 2021 and is primarily related to weakening of the Australian Dollar, Mexican Peso and British Pound versus the U.S. Dollar.

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

Back to Contents

The table below presents the restructuring and related costs incurred in the first nine months of 2021, additional expected costs, and the expected completion date of restructuring actions that have been initiated as of September 30, 2021 and in prior years (in millions):

	Costs incurred in the nine months ended September 30, 2021	Additional expected costs	Expected completion date
2021 Restructuring Actions	$0.7	$1.8	2022
2020 and Prior Restructuring Actions	2.8	3.4	2022
Total Restructuring cost (GAAP measure)	$3.5	$5.2
Restructuring-related costs	3.0	0.7
Restructuring and related costs (Non-GAAP)	$6.5	$5.9

During the first nine months of 2021, we invested $66.5 million in capital expenditures, an increase of $14.8 million from the comparable period of 2020 as we were selective with our 2020 capital expenditures as a result of the general slowdown in economic activity associated with the COVID-19 pandemic.

Stock Repurchase Program

On October 23, 2020 the Board of Directors approved a new stock repurchase program that authorized the repurchase of up to $300 million of common stock and expires in October 2023 (the "October 2020 program"). In the first nine months of 2021, the Company repurchased $11.2 million of shares of common stock authorized under the October 2020 program. At September 30, 2021, our remaining share repurchase authorization under the October 2020 program is $288.8 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At September 30, 2021 and December 31, 2020, the Company had $1,434.9 million and $1,436.9 million, respectively, of long-term debt outstanding, net of the unamortized balance of capitalized debt issuance costs.

Revolving Credit Facility

On March 12, 2021, the Company, as borrower, and its subsidiaries Hubbell Power Holdings S.à r.l. and Harvey Hubbell Holdings S.à r.l., each as a subsidiary borrower (collectively, the “Subsidiary Borrowers”) entered into a new five-year credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provides a $750 million committed revolving credit facility (the “2021 Credit Facility"). Commitments under the 2021 Credit Facility may be increased to an aggregate amount not to exceed $1.25 billion. The 2021 Credit Facility includes a $50 million sub-limit for the issuance of letters of credit. The sum of the dollar amount of loans and letters of credits to the Subsidiary Borrowers under the 2021 Credit Facility may not exceed $75 million. There were no borrowings outstanding under the 2021 Credit Facility at September 30, 2021.

The interest rate applicable to borrowings under the 2021 Credit Facility is (i) either the alternate base rate (as defined in the 2021 Credit Facility) or (ii) the adjusted LIBOR rate (as defined in the 2021 Credit Facility) plus an applicable margin based on the Company’s credit ratings. All revolving loans outstanding under the 2021 Credit Facility will be due and payable on March 12, 2026.

The 2021 Credit Facility contains a financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of September 30, 2021. As of September 30, 2021, the 2021 Credit Facility was undrawn.

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

At December 31, 2020, the Company had outstanding unsecured, senior notes in principal amounts of $300 million due in 2022 (the "2022 Notes"), $400 million due in 2026, $300 million due in 2027, and $450 million due in 2028. At September 30, 2021 the 2026, 2027 and 2028 notes were still outstanding in addition to the principal amounts of the 2031 Notes of $300 million.

The carrying value of the Notes, net of unamortized discount and the unamortized balance of capitalized debt issuance costs, was $1,434.9 million and $1,436.9 million at September 30, 2021 and December 31, 2020, respectively.

The Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of default, or upon a change in control triggering event as defined in the indenture governing the Notes, as supplemented. The Company was in compliance with all covenants (none of which are financial) as of September 30, 2021.

Short-term Debt

At September 30, 2021 and December 31, 2020 the Company had $128.9 million and $153.1 million, respectively, of short-term debt outstanding composed of:

◦$127.0 million of commercial paper borrowings outstanding at September 30, 2021 and $150.0 million of commercial paper borrowings outstanding at December 31, 2020.

◦$1.9 million at September 30, 2021 and $3.1 million at December 31, 2020, respectively, of borrowings to support our international operations in China.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	September 30, 2021	December 31, 2020
Total Debt	$1,563.8	$1,590.0
Total Hubbell Incorporated Shareholders’ Equity	2,168.8	2,070.0
TOTAL CAPITAL	$3,732.6	$3,660.0
Total Debt to Total Capital	42%	43%
Cash and Investments	339.9	340.0
Net Debt	$1,223.9	$1,250.0
Net Debt to Total Capital	33%	34%

Liquidity

We measure liquidity on the basis of our ability to meet short-term and long-term operational funding needs, to fund additional investments, including acquisitions, and to make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, cash dividend payments, stock repurchases, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms. In the first nine months of 2021, we returned capital to our shareholders by paying $159.8 million of dividends on our common stock and using $11.2 million of cash for share repurchases.

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

Our sources of funds and available resources to meet these funding needs are as follows:

◦Cash flows from operating activities and existing cash resources: In addition to cash flows from operating activities, we also had $257.9 million of cash and cash equivalents at September 30, 2021, of which approximately 10% was held inside the United States and the remainder held internationally.

◦Our 2021 Credit Facility provides a $750.0 million committed revolving credit facility and commitments under the 2021 Credit Facility may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.250 billion. Annual commitment fees to support availability under the 2021 Credit Facility are not material. Although not the principal source of liquidity, we believe our 2021 Credit Facility is capable of providing significant financing flexibility at reasonable rates of interest and is an attractive alternative source of funding in the event that commercial paper markets experience disruption. However, an increase in usage of the 2021 Credit Facility related to growth or a significant deterioration in the results of our operations or cash flows could cause our borrowing costs to increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements. The full $750.0 million of borrowing capacity under the 2021 Credit Facility was available to the Company at September 30, 2021.

◦In addition to our commercial paper program and existing revolving credit facility, we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position, we believe that we would be able to obtain additional long-term debt financing on attractive terms.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the nine months ended September 30, 2021, there were no material changes in our estimates and critical accounting policies.
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

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the nine months ended September 30, 2021. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

HUBBELL INCORPORATED-Form 10-Q    45

Back to Contents

ITEM 4	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED-Form 10-Q    46

Back to Contents

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors

Except as set forth below, there have been no material changes in the Company’s risk factors from those disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

COVID-19 Pandemic Risks

New regulations on employers concerning COVID-19 vaccination mandates or testing of U.S.-based employees could have an adverse impact on our business and results of operations.

On September 9, 2021, President Biden announced that he has directed the Occupational Safety and Health Administration (OSHA) to develop a rule that will require each employer with 100 or more employees to ensure its workforce is fully vaccinated or require any workers who remain unvaccinated to produce a negative test result on at least a weekly basis before coming to work. OSHA has not yet issued the rule, nor has it provided any additional information on its contents or requirements. On September 9, 2021 President Biden also issued an executive order requiring all employers with U.S. Government contracts to ensure their U.S. based employees, contractors, and subcontractors, that work on U.S. Government contracts, are fully vaccinated by December 8, 2021. We cannot currently predict the impact the OSHA rule, if adopted, and executive order would have on our workforce, and additional vaccine mandates may be announced within the jurisdictions in which our businesses operate. However, the implementation of these requirements may result in an increase in attrition rates or absenteeism within our skilled labor force, challenges securing future labor needs, inefficiencies connected to employee turnover, and costs associated with implementation and on-going compliance, which could have a material adverse effect on our business, financial condition, and results of operations.
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

There were no share repurchases during the quarter ended September 30, 2021.

HUBBELL INCORPORATED-Form 10-Q    48

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments)					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    49

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2021

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Jonathan M. Del Nero
	William R. Sperry		Jonathan M. Del Nero
	Executive Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)
HUBBELL INCORPORATED-Form 10-Q    50