Form 10-K
period 2021-12-31
HUBBELL INC
filed 2022-02-11
CIK 48898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2021 was $10,107,258,151*. The number of shares outstanding of Hubbell Common Stock as of February 8, 2022 is 54,409,067.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant's 2022 annual meeting of shareholders to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.
*Calculated by excluding all shares held by Executive Officers and Directors of registrant without conceding that all such persons or entities are “affiliates” of registrant for purpose of the Federal Securities Laws.

2	HUBBELL INCORPORATED - Form 10-K

PART I

ITEM 1    Business

Hubbell Incorporated (herein referred to as “Hubbell”, the “Company”, the “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries as the context may require) was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Recognized for our innovation, quality, and deep commitment to serving our customers for over 130 years, Hubbell is a world-class manufacturer of electrical and utility solutions, with more than 75 brands used around the world. We provide utility and electrical solutions that enable our customers to operate critical infrastructure reliably and efficiently, and we empower and energize communities through innovative solutions supporting energy infrastructure In Front of the Meter, on The Edge, and Behind the Meter. In Front of the Meter is where utilities transmit and distribute energy to their customers. The Edge connects utilities with owner/operators and allows energy and data to be distributed back and forth. Behind the Meter is where owners and operators of building and other critical infrastructure consume energy.

Our products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, Mexico, the People’s Republic of China (“China”), the United Kingdom (“UK”), Brazil, Australia, Spain and Ireland. Hubbell also participates in joint ventures in Hong Kong and the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East.

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

Electrical Solutions Segment

Hubbell Electrical Solutions is positioned Behind the Meter, providing key components to building operators and industrial customers that enable them to manage their energy and operate critical infrastructure more efficiently and effectively. The Electrical Solutions segment (44% of consolidated revenues in 2021, 44% in 2020 and 45% in 2019) comprises businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, connector and grounding products, and lighting fixtures, as well as other electrical equipment.

Products of the Electrical Solutions segment have applications in the light industrial, non-residential, wireless communications, transportation, data center, and heavy industrial markets. Electrical Solutions segment products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians, utilities, and telecommunications companies. In addition, certain of our businesses design and manufacture industrial controls and communication systems used in the non-residential and industrial markets. Many of these products are designed such that they can also be used in harsh and hazardous locations where a potential for fire and explosion exists due to the presence of flammable gasses and vapors. Harsh and hazardous products are primarily used in the oil and gas (onshore and offshore) and mining industries. We also offer a variety of lighting fixtures, wiring devices and electrical products that have residential and utility applications, including residential products with Internet-of-Things ("IoT") enabled technologies.

These products are sold under various brands and/or trademarks and are primarily sold through electrical and industrial distributors, home centers, retail and hardware outlets, lighting showrooms and residential product oriented internet sites. Special application products are primarily sold through wholesale distributors to contractors, industrial customers and original equipment manufacturers (“OEMs”). Brands and/or trademarks of products of the Electrical segment include:

•	Hubbell®	•	Bell®	•	Raco®	•	Gleason Reel®	•	ACME Electric®
•	Kellems®	•	TayMac®	•	Hipotronics®	•	Powerohm®	•	EC&M Design®
•	Bryant®	•	Wiegmann®	•	AccelTex Solutions™	•	iDevices®	•	Progress Lighting Design®
•	Burndy®	•	Killark®	•	GAI-Tronics®	•	Connector Products™	•	Austdac™
•	CMC®	•	Hawke™	•	Chalmit™

HUBBELL INCORPORATED - Form 10-K	3

Utility Solutions Segment

Hubbell Utility Solutions has leading positions In Front of the Meter and at The Edge. The Utility Solutions segment (56% of consolidated revenues in 2021, 56% in 2020 and 55% in 2019) consists of businesses that design, manufacture, and sell a wide variety of electrical distribution, transmission, substation, and telecommunications products, which support applications In Front of the Meter. This includes utility transmission & distribution (T&D) components such as arresters, insulators, connectors, anchors, bushings, and enclosures. The Utility Solutions segment also offers solutions that serve The Edge of the utility infrastructure, including smart meters, communications systems, and protection and control devices. Hubbell Utility Solutions supports the electrical distribution, electrical transmission, water, gas distribution, telecommunications, and solar and wind markets. While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a substantial decrease in purchases by electrical utilities would affect this segment.

Products of the Utility Solutions segment are sold under the following brands and/or trademarks:

•	Aclara®	•	Chance®	•	Anderson®	•	PenCell®
•	Fargo®	•	Hubbell®	•	Polycast®	•	Opti-loop Design®
•	Quazite®	•	Quadri*sil®	•	Trinetics®	•	Reuel®
•	Electro Composites®	•	USCO™	•	CDR™	•	RFL Design®
•	Hot Box®	•	PCORE®	•	Delmar™	•	Turner Electric®
•	EMC™	•	Longbow™	•	Ohio Brass®	•	Meramec®
•	Reliaguard®	•	Greenjacket®	•	Armorcast®	•	Beckwith Electric™
•	Continental®	•	R.W. Lyall™	•	Gas Breaker®	•	AEC™

Discontinued Operations

In October 2021, the Company entered into a definitive agreement to sell its Commercial and Industrial Lighting business for a cash purchase price of $350 million, subject to customary adjustments with respect to working capital and net indebtedness. The Commercial and Industrial Lighting business designs, manufactures and sells LED lighting and control solutions for commercial and industrial customers. This business was previously included in the Electrical Solutions segment and is now presented as a discontinued operation in our Consolidated Financial Statements for all periods presented. On February 1, 2022 we completed the sale. See also Item 7. Management’s Discussion and Analysis — “Executive Overview of the Business” and “Results of Operations”, as well as Note 2 — Discontinued Operations, and Note 21 — Industry Segments and Geographic Area Information in the Notes to Consolidated Financial Statements.

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

Also effective January 1, 2021 the Company moved its Hubbell Gas Connectors and Accessories business, from the Electrical Solutions segment to the Utility Solutions segment to create synergies with the existing gas products already offered within the Utility Solutions segment and to better serve its utility customers. The Hubbell Gas Connectors and Accessories business represented approximately $157.1 million of Net sales and $19.4 million of operating profit in 2020. The information provided in the Consolidated Financial Statements and related notes reflects the impact of this change for all periods presented.

4	HUBBELL INCORPORATED - Form 10-K

Information Applicable to Our Business

International Operations

The Company has several operations located outside of the United States. These operations manufacture, assemble and/or procure and market Hubbell products and services for both the Electrical Solutions and Utility Solutions segments.

See Note 21 — Industry Segments and Geographic Area Information in the Notes to Consolidated Financial Statements and Item 1A. Risk Factors relating to manufacturing in and sourcing from foreign countries.

Customers

We have an extensive customer base of distributors, wholesalers, electric utilities, OEMs, electrical contractors, telecommunications companies and retail and hardware outlets. We are not dependent on a single customer, however, our top ten customers account for approximately 42% of our Net sales.

Raw Materials

Raw materials used in the manufacture of Hubbell products primarily include steel, aluminum, brass, copper, bronze, zinc, nickel, plastics, phenolics, elastomers and petrochemicals. Hubbell also purchases certain electrical and electronic components, including solenoids, lighting ballasts, printed circuit boards, integrated circuit chips and cord sets, from a number of suppliers. Hubbell is not materially dependent upon any one supplier for raw materials used in the manufacture of its products and equipment however the cost and supply of these materials may be affected by disruptions in availability of raw materials, components or sourced finished goods. See also Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Patents

Hubbell has approximately 3,000 active United States and foreign patents covering a portion of its products, which expire at various times. While Hubbell deems these patents to be of value, it does not consider its business to be dependent upon patent protection. Hubbell also licenses products under patents owned by others, as necessary, and grants licenses under certain of its patents.

Working Capital

Inventory, accounts receivable and accounts payable levels, payment terms and, where applicable, return policies are in accordance with the general practices of the electrical products industry and standard business procedures. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Backlog

Substantially all of the backlog existing at December 31, 2021 in the Electrical Solutions segment is expected to be shipped to customers in 2022. In the Utility Solutions segment, the backlog existing at December 31, 2021 includes backlog expected to be shipped during 2022, along with $420 million of backlog of contracts that span multiple years, primarily related to long-term contracts of the Aclara business to deliver and install meters and grid monitoring sensor technology. The backlog of orders believed to be firm at December 31, 2021 was $1,848.0 million compared to $1,065.8 million at December 31, 2020. Although this backlog is important, the majority of Hubbell’s revenues result from sales of inventoried products or products that have short periods of manufacture.

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

HUBBELL INCORPORATED - Form 10-K	5

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

Like other companies engaged in similar businesses, the Company has incurred or acquired through business combinations, remedial response and voluntary cleanup costs for site contamination, and is a party to product liability and other lawsuits and claims associated with environmental matters, including past production of products containing toxic substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future. However, considering past experience and reserves, the Company does not anticipate that these matters will have a material adverse effect on earnings, capital expenditures, financial condition or competitive position. See also Item 1A. Risk Factors and Note 16 — Commitments and Contingencies in the Notes to Consolidated Financial Statements.

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

As of December 31, 2021, Hubbell had approximately 18,300 salaried and hourly employees of whom approximately 10,400, or 57%, are located in the United States. Approximately 2,400 of these U.S. employees are represented by 8 labor unions. Hubbell considers its labor relations to be satisfactory and regularly engages with its labor unions.

Hubbell is committed to fostering an environment that respects and encourages individual differences, diversity of thought, and talent. We strive to create a workplace where employees feel that their contributions are welcomed and valued, allowing them to fully engage their talents and training in their work, while generating personal satisfaction in their role within Hubbell. Hubbell has created a multi-year, enterprise-wide strategy dedicated to evolving our inclusive culture while addressing underrepresentation where it exists across our company. As of December 31, 2021, 32% of our employees identify as female, and within the United States, 29% identify as female and 44% are racially diverse. Hubbell has also joined the Paradigm for Parity coalition, with over 100 companies in committing to achieve gender parity in its senior leadership by 2030.

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

The Company also fosters and encourages its employees to give back to their communities. In 2020, Hubbell launched its inaugural Hubbell Helping Hands dedicated month of service, making October an annual month of volunteerism focus for the Company. The Company also supports employees’ spirit of volunteerism in their communities throughout the year with its Volunteer Paid Time Off policy, which provides all employees with up to 8 hours of paid time off a year to volunteer with an eligible 501(c)(3) charity of their choice.

As a manufacturing company we focus on protecting the health and safety of our employees. We dedicate resources to track and monitor safety and recordable incidents using an enterprise-wide data management system. As a result, the total recordable incident rate has decreased 22% over the last 5 years and the days away restricted rate has decreased 1% over the last 5 years.

In 2021, Hubbell’s top priority has continued to be ensuring that we take appropriate actions to protect the health and safety of our employees, including managing the ongoing impacts of the COVID-19 pandemic. We have adjusted standard operating procedures within our business operations to ensure the continued safety of those within our locations and we continually monitored evolving health guidelines to ensure ongoing compliance and protection of our employees. These procedures include expanded and more frequent cleaning within facilities, implementation of appropriate social distancing programs, shift changes, requiring use of certain personal protective equipment, screening protocols and a hybrid approach to working from home and in the office. The Company provides paid time off for employees to get vaccination shots and has continued to manage a flexible attendance program to support employees managing periods of quarantine or that need to be out of work pending test results.

In July 2021, as a showing of appreciation for the employees’ efforts to serve the Company’s customers through the pandemic, the Company provided all employees globally with a Global Recharge Day. This paid day off provided all employees an opportunity to relax, refresh and recharge.

6	HUBBELL INCORPORATED - Form 10-K

In addition to the foregoing, the Company also invested in various programs to support employees' mental and physical health during the pandemic. The Company has also expanded the delivery of mental health and wellness resources, including by increasing the frequency of live engagement events and partnering with providers to make mental health counseling and overall wellness tools accessible to employees globally.

We will continue to evolve these programs to protect the health, well-being and safety of our employees.

HUBBELL INCORPORATED - Form 10-K	7

Information about our Executive Officers

Name (1)	Age	Present Position	Business Experience
Gerben W. Bakker	57	Chairman of the Board, President and Chief Executive Officer	Present position since May 4, 2021; previously President and Chief Executive Officer since October 1, 2020; previously, President and Chief Operating Officer June 6, 2019 to October 1, 2020; Group President, Power Systems February 1, 2014 to June 6, 2019; Division Vice President, Hubbell Power Systems, Inc. (“HPS”) August 2009 - February 2014; President, HPS Brazil June 2005 - July 2009; Vice President, Sourcing, HPS March 2004 - May 2005.
William R. Sperry	59	Executive Vice President, Chief Financial Officer	Present position since May 5, 2020; previously, Executive Vice President, Chief Financial Officer and Treasurer June 6, 2019 to May 2020; Senior Vice President and Chief Financial Officer June 6, 2012 to June 6, 2019; Vice President, Corporate Strategy and Development August 15, 2008 to June 6, 2012; Managing Director, Lehman Brothers August 2006 to April 2008; various positions, including Managing Director, of J.P. Morgan and its predecessor institutions, 1994-2006.
Jonathan M. Del Nero	50	Vice President, Controller	Present position since January 15, 2021; previously, Assistant Controller June 14, 2014, to January 15, 2021; Executive Director, Financial Reporting, Aetna June 2011 to June 2014; Senior Manager, Technical Accounting, Stanley Black and Decker June 2009 to June 2011; Manager of Accounting Policy, The Hartford September 2008 to June 2009; various positions at CIGNA March 2003 to September 2008.
Allan J. Connolly	54	President, Utility Solutions Segment	Present position since July 1, 2019 (the Utility Solutions Segment was formerly known as the Power Systems Group); previously, President, Aclara February 2018 to June 28, 2019; President and Chief Executive Officer of Aclara May 2014 to February 2018; Chief Operating Officer of Culligan International July 2012 to January 2014; Executive Vice President of Operations, Engineering and N.A. Industrial of Culligan International November 2006 to July 2012; Vice President of Research, Development & Engineering of Culligan International April 2006 to November 2006; General Manager Technology; GE Power & Water March 2003 to April 2006.
Katherine A. Lane	44	Senior Vice President, General Counsel and Secretary	Present position since May 4, 2021; previously Vice President, General Counsel and Secretary since June 6, 2019; previously, Vice President, Acting General Counsel and Secretary March 2019 to June 6, 2019; Vice President, Associate General Counsel June 2017 to March 2019; Vice President, Legal, Hubbell Commercial & Industrial September 2015 to June 2017; Senior Counsel, Hubbell Electrical Systems May 2014 to September 2015; Corporate General Attorney August 2010 to May 2014. Previously, various positions in private practice in law firms based in Massachusetts and Connecticut.
Peter J. Lau	42	President, Electrical Solutions Segment	Present position since August 3, 2020; previously President of Honeywell Fire and Electrical Products (Honeywell) April 2019-August 2020; President of the global security business Honeywell, 2018-2019; CEO, International, Current, powered by GE 2016-2018; various positions at GE Lighting 2005-2016.
(1)As of February 11, 2022, there are no family relationships among any of the above-named executive officers and any of our directors. For information related to our Board of Directors, refer to Item 10. Directors, Executive Officers and Corporate Governance.

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

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption, including significant volatility in the capital markets. The extent to which the COVID-19 pandemic impacts our business, operations, financial results and the trading price of our common stock will depend on numerous evolving factors that we may not be able to accurately predict, as there are no comparable recent events that provide guidance as to the potential effect of the spread of a global pandemic. These include: the duration and scope and possible resurgence of the pandemic or continued emergence of new strains of COVID-19, such as the Delta and Omicron variants; the availability of an effective vaccine and the speed with which it is administered to the public; governmental, business individuals' actions that have been and continue to be taken in response to the pandemic (including mitigation efforts such as stay at home and other social distancing orders) and the impact of the pandemic on economic activity and actions taken in response (including stimulus efforts such as the Families First Coronavirus Act and the CARES Act).

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

We have adjusted standard operating procedures within our business operations to ensure continued safety of those within our locations and are continually monitoring evolving health guidelines, as well as market conditions, and responding to changes as appropriate; however, we cannot be certain that these efforts will prevent further disruption due to shutdowns or other pandemic mitigation efforts and could have a material adverse effect on our results of operations and liquidity. This situation is changing continually, and additional effects may arise that we are not presently aware of or that we currently do not consider to be significant risks to our operations. If we are not able to respond to and manage the impact of such events effectively, our business and financial condition could be negatively impacted.

The global COVID-19 pandemic has led to significant global supply chain shortages for materials and component parts used in our products and associated escalating prices. In addition to supply shortages, constrained transportation capacities have led to significant price increases in transportation costs. We expect to continue to be affected by supply chain issues due to factors largely beyond our control, including, a global shortage of semi-conductors, chips and components used in our products, a strain on raw materials and cost inflation, all of which could escalate in future quarters.

Although economic conditions have generally improved during 2021, the strength of the economic recovery is uncertain and may vary across industries, customers and from country to country. The ultimate extent and robustness of any economic recovery from the impact of the pandemic imposes a significant degree of uncertainty and complexity, and may adversely affect our operations, customer demand and our costs of production. Failure of economic recovery to continue and adverse or weakening economic conditions may also result in deterioration in the collection of customer accounts receivable, as well as a reduction in sales.

New regulations on employers concerning COVID-19 vaccination mandates or testing of U.S.-based employees could have an adverse impact on our business and results of operations.

On November 5, 2021, the Occupational Safety and Health Administration (OSHA) issued an emergency testing standard (ETS), which required employers with 100 or more employees to develop, implement and enforce a mandatory COVID-19 vaccination policy, unless they adopt a policy requiring employees to choose to either be vaccinated or undergo regular COVID-19 testing. Although the ETS was withdrawn effective January 26, 2022 OSHA is not withdrawing the ETS as a proposed rule. We cannot currently predict the impact the OSHA proposed rule, if adopted, or any executive order that may be issued in the future would have on our workforce, and additional vaccine mandates may be announced within the jurisdictions in which our businesses operate. However, the implementation of these requirements may result in an increase in attrition rates or absenteeism within our skilled labor force, challenges securing future labor needs, inefficiencies connected to employee turnover, and costs associated with implementation and on-going compliance, which could have a material adverse effect on our business, financial condition, and results of operations.

HUBBELL INCORPORATED - Form 10-K	9

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

Our international operations accounted for approximately 9% of our Net sales in 2021. We are exposed to the effects (both positive and negative) that fluctuating exchange rates have on translating the financial statements of our international operations, most of which are denominated in local currencies, into the U.S. dollar. Fluctuations in exchange rates may affect product demand and reported profits in our international operations. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products, along with other local costs incurred in foreign countries for foreign entities with U.S. dollar functional currency. As a result, fluctuating exchange rates may adversely impact our results of operations and cash flows.

Uncertainty about the future of the London Interbank Offer Rate ("LIBOR") may adversely affect our business and financial results.

Our 2021 Credit Facility uses LIBOR as a reference rate, such that the interest due pursuant to such borrowings may be calculated using LIBOR plus an applicable margin (determined by reference to a ratings based grid) or the alternate base rate. In March 2021, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that most tenors of the USD LIBOR, rates will cease to be published after June 30, 2023, and one-week and two-month LIBOR will cease being published December 31, 2021. It is not possible to predict the effect of this announcement, including what alternative reference rates may replace LIBOR in use going forward, and how LIBOR will be determined for purposes of loans, securities and derivative instruments currently referencing it when it ceases to exist. Once LIBOR is no longer available, if lenders have increased costs due to such changes, we may suffer from potential increases in interest rates on our floating rate debt. These uncertainties or their resolution also could negatively impact our funding costs, loan and other asset values, asset-liability management strategies, and other aspects of our business and financial results.

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

10	HUBBELL INCORPORATED - Form 10-K

We may be required to recognize impairment charges for our goodwill and other intangible assets.

As of December 31, 2021, the net carrying value of our goodwill and other intangible assets totaled approximately $2,552.8 million. As required by generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Impairment of intangible assets may be triggered by developments both within and outside the Company’s control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets. Any charges relating to such impairments could adversely affect our results of operations in the periods an impairment is recognized.

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

Achieving our long-term profitability goals depends significantly on our ability to control or reduce our operating costs. Because many of our costs are affected by factors completely, or substantially outside our control, we generally must seek to control or reduce costs through productivity initiatives. If we are not able to identify and implement initiatives that control or reduce costs and increase operating efficiency, or if the cost savings initiatives we have implemented to date do not generate expected cost savings, our financial results could be adversely affected. Our efforts to control or reduce costs may include restructuring activities involving workforce reductions, facility consolidations and other cost reduction initiatives. If we do not successfully manage our current restructuring activities, or any other restructuring activities that we may undertake in the future, expected efficiencies and benefits may be delayed or not realized, and our operations and business could be disrupted, which could have an adverse effect on our results of operations, financial condition and cash flows.

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

We have outstanding indebtedness; our indebtedness will increase if we incur additional indebtedness in the future and do not retire existing indebtedness.

We have outstanding indebtedness and other financial obligations and significant unused borrowing capacity. Our indebtedness level and related debt service obligations could have negative consequences, including (i) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our indebtedness, which would reduce the funds we have available for other purposes, (ii) reducing our flexibility in planning for or reacting to changes in our business and market conditions and (iii) exposing us to interest rate risk since a portion of our debt obligations are at variable rates.

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

12	HUBBELL INCORPORATED - Form 10-K

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

Over the last four years, the U.S. government has announced and, in some cases, implemented a new approach to trade policy, including renegotiating, or potentially terminating, certain existing bilateral or multi-lateral trade agreements, such as the North American Free Trade Agreement ("NAFTA"), which was replaced by the U.S.-Mexico-Canada Agreement, on July 1, 2020, and proposed trade agreements, like the Trans-Pacific Partnership ("TPP"), from which the United States has formally withdrawn, as well as implementing the imposition of additional tariffs on certain foreign goods, including finished products and raw materials such as steel and aluminum. Changes in the U.S. trade policy, U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products, and any resulting negative sentiments towards the United States as a result of such changes, could have an adverse effect on our business. In addition, we cannot predict what changes to trade policy will be made by the current presidential administration and Congress, including whether existing tariff policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any conceivable changes would have on our business.

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

HUBBELL INCORPORATED - Form 10-K	13

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

In 2016, the United Kingdom voted to leave the European Union (“EU”) (commonly referred to as “Brexit”). As a result of the referendum, the UK exited the EU on January 31, 2020 under a transitional trade arrangement (generally preserving the status quo) that was replaced by a definitive agreement at the end of 2020; however, the long-term effects of Brexit, including the UK's relationship with the EU and other countries, including the U.S., remains unclear. We conduct business in both the UK and EU and shipments from our UK subsidiaries represented 3% of our total Net sales in both 2021 and 2020. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions and regulatory agencies. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the UK, the EU and elsewhere. There can be no assurance that any or all of these events, or others that we cannot anticipate at this time, will not have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B    Unresolved Staff Comments

None.

ITEM 2    Properties

As of December 31, 2021, Hubbell’s global headquarters are located in leased office space in Shelton, Connecticut. Other principal administrative offices are in Greenville, South Carolina, Manchester, New Hampshire and St. Louis, Missouri. The Electrical Solutions segment operates 10 warehouse facilities and 26 manufacturing facilities globally totaling approximately 5.8 million square feet. The Utility Solutions segment operates 4 warehouse facilities and 27 manufacturing facilities globally, totaling approximately 5.0 million square feet. The Company believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

16	HUBBELL INCORPORATED - Form 10-K

ITEM 3    Legal Proceedings

Information required by this item is incorporated herein by reference to the section captioned “Notes to Consolidated Financial Statements, Note 16 — Commitments and Contingencies” of this Form 10-K.

ITEM 4    Mine Safety Disclosures

Not applicable.

HUBBELL INCORPORATED - Form 10-K	17

PART II

ITEM 5    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Common Stock trades on the New York Stock Exchange under the symbol, "HUBB".

The number of common shareholders of record on February 8, 2022 was 1,260.

Our dividends are declared at the discretion of our Board of Directors. In October 2021, the Company’s Board of Directors approved an increase in the common stock dividend rate from $0.98 to $1.05 per share per quarter. The increased quarterly dividend payment commenced with the December 15, 2021 payment made to the shareholders of record on November 30, 2021.

The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.

Purchases of Equity Securities

On October 23, 2020 the Board of Directors approved a new stock repurchase program (the "October 2020 program") that authorized the repurchase of up to $300 million of common stock and expires in October 2023. At December 31, 2021 our remaining share repurchase authorization under the October 2020 program is $288.8 million. The Company repurchased $11.2 million and $41.3 million of shares of Common Stock, in 2021 and 2020, respectively. All of the repurchases in 2020 were completed prior to the expiration of the October 2017 program. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

There were no share repurchases during the quarter ended December 31, 2021.

18	HUBBELL INCORPORATED - Form 10-K

Corporate Performance Graph

The following graph compares the total return to shareholders on the Company’s common stock during the five years ended December 31, 2021, with a cumulative total return on the (i) Standard & Poor’s MidCap 400 (“S&P MidCap 400”) and (ii) the Dow Jones U.S. Electrical Components & Equipment Index (“DJUSEC”). The Company is a member of the S&P MidCap 400. The comparison assumes $100 was invested on December 31, 2016 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Hubbell Incorporated, the S&P Midcap 400 Index
and the Dow Jones US Electrical Components & Equipment Index

$200
$180
$160
$140
$120
$100
$80
$60
12/16
12/17
12/18
12/19
12/20
12/21
Hubbell Incorporated
S&P Midcap 400
Dow Jones US Electrical Components & Equipment

	12/16	12/17	12/18	12/19	12/20	12/21

Hubbell, Inc.	100.00	118.81	89.56	136.89	149.08	202.14
S&P Midcap 400	100.00	116.24	103.36	130.44	148.26	184.96
Dow Jones US Electrical Components & Equipment	100.00	127.46	111.82	138.30	166.99	209.33

HUBBELL INCORPORATED - Form 10-K	19

ITEM 6    [Reserved]

20	HUBBELL INCORPORATED - Form 10-K

ITEM 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

Hubbell is a global manufacturer of quality electrical products and utility solutions for a broad range of customer and end market applications. We provide utility and electrical solutions that enable our customers to operate critical infrastructure reliably and efficiently, and we empower and energize communities through innovation solutions supporting energy infrastructure In Front of the Meter, on The Edge, and Behind the Meter. In Front of the Meter is where utilities transmit and distribute energy to their customers. The Edge connects utilities with owner/operators and allows energy and data to be distributed back and forth. Behind the Meter is where owners and operators of building and other critical infrastructure consume energy. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, Mexico, China, the UK, Brazil, Australia, Spain and Ireland. The Company also participates in joint ventures in Hong Kong and the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company employed approximately 19,300 individuals worldwide as of December 31, 2021.

The Company’s reporting segments consist of the Electrical Solutions segment (previously named Electrical until January 1, 2021) and the Utility Solutions segment (formerly named the Power segment). In the first quarter of 2020 our former Power segment was re-named Utility Solutions to reflect the depth and breadth of our industry-leading offering for electric, water, gas and telecom utilities ranging from a wide variety of critical infrastructure components to full-scale smart grid solutions. Results for 2021, 2020 and 2019 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

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

Disposition of the Commercial and Industrial Lighting Business

On October 26, 2021, Hubbell entered into a definitive agreement to sell its Commercial and Industrial Lighting business to GE Current, a Daintree company, for a cash purchase price of $350 million, subject to customary adjustments with respect to working capital and net indebtedness. The Commercial and Industrial Lighting business had sales of approximately $509 million in 2021 as part of the Electrical Solutions segment and designs, manufactures, and sells LED lighting and control solutions for commercial and industrial customers. As a result of the agreement, the Commercial and Industrial Lighting business met the criteria for presentation as a discontinued operation. The current and prior period results presented within continuing operations exclude the results of the Commercial and Industrial Lighting business, transaction and separation costs, and tax effects of the transaction, which are presented within discontinued operations. On February 1, 2022 we completed the previously announced sale. See Note 2 - Discontinued Operations, in the Notes to the Consolidated Financial Statements for further details.

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

Also effective January 1, 2021 the Company moved its Hubbell Gas Connectors and Accessories business, from the Electrical Solutions segment to the Utility Solutions segment to create synergies with the existing gas products already offered within the Utility Solutions segment and to better serve its utility customers. The Hubbell Gas Connectors and Accessories business represented approximately $157.1 million of Net sales and $19.4 million of operating profit in 2020. The information provided in the Consolidated Financial Statements and related notes reflects the impact of this change for all periods presented.

Impact of the COVID-19 Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). U.S. federal, state, local, and foreign governments reacted to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. and global economies, including the shutdown of large portions of, or imposition of restrictions on, the U.S. and global economies. Notwithstanding a general improvement in conditions and reduction of adverse effects from the pandemic, as of December 31, 2021 there continues to be significant uncertainty around the scope, severity, and duration of the pandemic, as well as the breadth and duration of business disruptions related to it and the overall impact on the U.S., global economies, and our operating results in future periods.

The COVID-19 pandemic continues to pose the risk that our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities, partially or completely, for an indefinite period of time, including due to the continued emergence of new strains of COVID-19, such as the Delta and Omicron variants and resulting shutdowns that may be requested or mandated by governmental authorities or imposed by our management, or that the pandemic may otherwise interrupt or impair business activities. President Biden has announced an executive order mandating COVID-19 vaccination of U.S. based employees of companies that work on, or in support for, federal contracts which was blocked by the U.S. Supreme Court in January 2022, and the Occupational Safety and Health Administration (OSHA) issued an emergency testing standard (ETS), which required employers with 100 or more employees to enforce a mandatory COVID-19 vaccination policy, unless they adopt a policy requiring employees to choose to either be vaccinated or undergo regular COVID-19 testing. Although the ETS was withdrawn effective January 26, 2022, OSHA is not withdrawing the ETS as a proposed rule. On December 7, 2021, a judge in the U.S. District Court for the Southern District of Georgia issued a preliminary injunction, halting the government's enforcement of the federal contractor vaccine mandate nationwide. We cannot currently predict the impact that the OSHA proposed rule, if adopted would have on our workforce, our ability to secure skilled labor in the future, or the cost of implementation and compliance with such rule and the executive order.

Additionally, as economies have re-opened, global supply chains have struggled to keep up with increasing demand, and the resulting supply chain disruptions have, in certain cases, affected our ability to ship products in a timely manner. These supply chain disruptions and the increase in demand have also led to increased freight, labor and commodity cost that affected our operating margin in 2021, and those disruptions and increased cost may persist through 2022.

Further quantification and discussion of these pandemic related effects are included in the discussion of results of operations below.

22	HUBBELL INCORPORATED - Form 10-K

Results of Operations

Our operations are classified into two reportable segments: Electrical Solutions and Utility Solutions. For a complete description of the Company’s segments, see Part I, Item 1 of this Annual Report on Form 10-K. Within these segments, Hubbell serves customers in five primary end markets: utility T&D components, utility communications and controls, non-residential, residential, and industrial.

In 2021, Net sales increased by 13.9 percent or $511.6 million and organic Net sales(1) increased by 9.7 percent or $356 million on favorable price realization along with higher volumes, as further discussed in segment results below. Operating margin declined in 2021, by 70 basis points and adjusted operating margin(1) declined by 90 basis points, driven by material cost inflation that exceeded favorable price realization, and higher freight, logistics and manufacturing costs, partially offset by higher volumes and savings from our restructuring and related actions and productivity initiatives. Net income attributable to Hubbell increased by 10.6 percent in 2021 compared to the prior year and diluted earnings per share increased by 10.3 percent. Adjusted net income attributable to Hubbell(1) increased by 13.1 percent in 2021 compared to the prior year and adjusted diluted earnings per share(1) increased by 12.7 percent in 2021.

Free cash flow(2) was lower in 2021 at $423.5 million as compared to $520.1 million in the prior year. In 2021 we paid $216.9 million in shareholder dividends, an increase of 7.7 percent as compared to the prior year, while also reducing our debt by $144.8 million.

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

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Year Ending December 31,
	2021	% of Net sales	2020	% of Net sales	2019	% of Net sales
Net sales	$4,194.1		$3,682.5		$3,946.6
Cost of goods sold	3,042.6	72.5%	2,596.7	70.5%	2,775.0	70.3%
Gross profit	1,151.5	27.5%	1,085.8	29.5%	1,171.6	29.7%
Selling & administrative expenses	619.2	14.8%	591.3	16.1%	644.9	16.3%
Operating income	532.3	12.7%	494.5	13.4%	526.7	13.3%
Net income from continuing operations	371.1	8.8%	334.7	9.1%	368.0	9.3%
Less: Net income from continuing operations attributable to noncontrolling interest	(6.1)	(0.1)%	(4.7)	(0.1)%	(6.5)	(0.2)%
Net Income From Continuing Operations Attributable to Hubbell Incorporated	365.0	8.7%	330.0	9.0%	361.5	9.2%
Income from discontinued operations, net of tax	34.5	0.8%	21.2	0.6%	39.4	1.0%
Net income attributable to Hubbell Incorporated	399.5	9.5%	351.2	9.5%	400.9	10.2%
Less: Earnings allocated to participating securities	(1.2)		(1.2)		(1.4)
Net income available to common shareholders	398.3		350.0		399.5
Average number of diluted shares outstanding	54.7		54.5		54.7
DILUTED EARNINGS PER SHARE - CONTINUING OPERATIONS	$6.66		$6.04		$6.59
DILUTED EARNINGS PER SHARE - DISCONTINUED OPERATIONS	$0.62		$0.39		$0.72

HUBBELL INCORPORATED - Form 10-K	23

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

Adjusted operating measures exclude amortization of all intangible assets associated with our business acquisitions, including inventory step-up amortization associated with those acquisitions. The intangible assets associated with our business acquisitions arise from the allocation of the purchase price using the acquisition method of accounting in accordance with Accounting Standards Codification 805, “Business Combinations.” These assets consist primarily of customer relationships, developed technology, trademarks and tradenames, and patents, as reported in Note 7 – Goodwill and Other Intangible Assets, under the heading “Total Definite-Lived Intangibles" within the Notes to Consolidated Financial Statements.

The Company believes that the exclusion of these non-cash expenses (i) enhances management’s and investors’ ability to analyze underlying business performance, (ii) facilitates comparisons of our financial results over multiple periods, and (iii) provides more relevant comparisons of our results with the results of other companies as the amortization expense associated with these assets may fluctuate significantly from period to period based on the timing, size, nature, and number of acquisitions. Although we exclude amortization of these acquired intangible assets and inventory step-up from our non-GAAP results, we believe that it is important for investors to understand that revenue generated, in part, from such intangibles is included within revenue in determining adjusted net income from continuing operations.

Adjusted operating measures also exclude the following:
•2021 - A $16.8 million pre-tax loss on the early extinguishment of long-term debt from the redemption of all of the Company's outstanding 3.625% Senior Notes due 2022 in the aggregate principal amount of $300 million and a $6.9 million loss on the disposal of a business.
•2020 - A pension settlement charge of $7.6 million.
•2019 - A $21.7 million gain on the disposition of the Haefely business and a $5.0 million investment loss.
•Income tax effects of the above adjustments which are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted

These items are reported in Total other expense (below Operating income) in the Consolidated Statement of Income. The Company excludes these non-core items because we believe it enhances management's and investors' ability to analyze underlying business performance and facilitates comparisons of our financial results over multiple periods. Refer to the reconciliation of non-GAAP measures presented below, Note 4 – Business Acquisitions and Dispositions, Note 12 – Retirement Benefits, and Note 13 – Debt in the Notes to Consolidated Financial Statements, for additional information.

Organic Net sales, a non-GAAP measure, represents Net sales according to U.S. GAAP, less Net sales from acquisitions and divestitures during the first twelve months of ownership or divestiture, respectively, less the effect of fluctuations in Net sales from foreign currency exchange. The period-over-period effect of fluctuations in Net sales from foreign currency exchange is calculated as the difference between local currency Net sales of the prior period translated at the current period exchange rate as compared to the same local currency Net sales translated at the prior period exchange rate. We believe this measure provides management and investors with a more complete understanding of the underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency as these activities can obscure underlying trends. When comparing Net sales growth between periods excluding the effects of acquisitions, business dispositions and currency exchange rates, those effects are different when comparing results for different periods. For example, because Net sales from acquisitions are considered inorganic from the date we complete an acquisition through the end of the first year following the acquisition, Net sales from such acquisition are reflected as organic Net sales thereafter.

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

24	HUBBELL INCORPORATED - Form 10-K

The following table reconciles our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	For the Year Ended December 31,
	2021	% of Net sales	2020	% of Net sales	2019	% of Net sales
Gross profit (GAAP measure)	$1,151.5	27.5%	$1,085.8	29.5%	$1,171.6	29.7%
Amortization of acquisition-related intangible assets	27.5		26.1		24.0
Adjusted gross profit	$1,179.0	28.1%	$1,111.9	30.2%	$1,195.6	30.3%

S&A expenses (GAAP measure)	$619.2	14.8%	$591.3	16.1%	$644.9	16.3%
Amortization of acquisition-related intangible assets	50.2		46.5		44.9
Adjusted S&A expenses	$569.0	13.6%	$544.8	14.8%	$600.0	15.2%

Operating income (GAAP measure)	$532.3	12.7%	$494.5	13.4%	$526.7	13.3%
Amortization of acquisition-related intangible assets	77.7		72.6		68.9
Adjusted operating income	$610.0	14.5%	$567.1	15.4%	$595.6	15.1%

Net income from continuing operations attributable to Hubbell (GAAP measure)	$365.0		$330.0		$361.5
Amortization of acquisition-related intangible assets	77.7		72.6		68.9
Loss (gain) on disposition of business	6.9		—		(21.7)
Loss on extinguishment of debt	16.8		—		—
Pension charge	—		7.6		—
Loss on investment	—		—		5.0
Total pre-tax adjustments to net income	101.4		80.2		52.2
Income tax effects(1)	24.7		19.8		16.2
Adjusted net income from continuing operations	$441.7		$390.4		$397.5
Less: Earnings allocated to participating securities	(1.4)		(1.4)		(1.5)
Adjusted net income available to common shareholders	$440.3		$389.0		$396.0
Average number of diluted shares outstanding	54.7		54.5		54.7
ADJUSTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS— DILUTED	$8.05		$7.14		$7.25
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

The following table reconciles our Organic Net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Year Ended December 31,
	2021	Inc/(Dec) %	2020	Inc/(Dec) %
Net sales growth (decline) (GAAP measure)	$511.6	13.9	$(264.0)	(6.7)
Impact of acquisitions	144.6	3.9	44.8	1.1
Impact of divestitures	(5.7)	(0.2)	(20.3)	(0.5)
Foreign currency exchange	16.5	0.5	(10.8)	(0.3)
Organic Net sales growth (decline) (non-GAAP measure)	$356.2	9.7	$(277.7)	(7.0)

HUBBELL INCORPORATED - Form 10-K	25

2021 Compared to 2020

Net Sales

Net sales of $4,194.1 million in 2021 increased by $511.6 million, or 13.9% compared to 2020. Organic Net sales increased by 9.7% due to favorable price realization along with higher unit volume. Net sales increased by 3.9% from acquisitions and by a 0.5% from foreign exchange.

Cost of Goods Sold

As a percentage of Net sales, Cost of goods sold was 72.5% of Net sales in 2021 as compared to 70.5% in 2020. The increase was primarily driven by material cost inflation that exceeded favorable price realization, and higher freight, logistics and manufacturing costs, partially offset by higher volumes, savings from our restructuring and related actions and productivity initiatives.

Gross Profit

The gross profit margin in 2021 was 27.5% of Net sales as compared to 29.5% in 2020. Excluding amortization of acquisition-related intangible assets, the adjusted gross profit margin was 28.1% in 2021 as compared to 30.2% in 2020. The decline in adjusted gross profit margin was primarily driven by material cost inflation that exceeded favorable price realization, and higher freight, logistics and manufacturing costs, partially offset by higher volumes, savings from our restructuring and related actions and productivity initiatives.

Selling & Administrative Expenses

S&A expense in 2021 was $619.2 million and increased by $27.9 million compared to the prior year period. S&A expense as a percentage of Net sales declined by 130 basis points to 14.8% in 2021. Excluding amortization of acquisition-related intangible assets, adjusted S&A expense as a percentage of Net sales declined by 120 basis points to 13.6% in 2021. The decrease in adjusted S&A expense as a percentage of Net sales is primarily due to higher organic sales and a reduction of bad debt expense in 2021 compared to 2020, partially offset by the impact of compensation actions and other cost reductions in the second quarter of 2020 due to the COVID-19 pandemic that did not repeat in 2021 as operations normalized.

Operating Income

Operating income in 2021 was $532.3 million and increased 7.6% compared to 2020, and operating margin declined by 70 basis points to 12.7%. Excluding amortization of acquisition-related intangible assets, adjusted operating income increased by 7.6% percent in 2021 to $610.0 million and adjusted operating margin declined by 90 basis points to 14.5% in 2021. The decrease in adjusted operating margin is primarily due to increased material cost in excess of price realization, higher freight, logistics and manufacturing costs, partially offset by higher volume and savings from restructuring and related actions, and productivity initiatives.

Total Other Expense

Total other expense increased by $3.0 million in 2021 to $73.0 million compared to the prior year primarily due to a $16.8 million pre-tax loss on the early extinguishment of long-term debt recognized in the second quarter of 2021 from the redemption of the Company's $300 million long-term notes, which were scheduled to mature in 2022, partially offset by $5.4 million reduction in interest expense and lower non-service pension costs.

Income Taxes

The effective tax rate was 19.2% in 2021 as compared to 21.2% in 2020. The decrease in the effective tax rate is primarily due to favorable tax effects from stock based compensation and statute of limitation expirations on certain tax reserves as compared to 2020.

Net Income From Continuing Operations Attributable to Hubbell and Earnings Per Diluted Share From Continuing Operations

Net income from continuing operations attributable to Hubbell was $365.0 million in 2021 and increased 10.6% as compared to 2020. Adjusted net income from continuing operations attributable to Hubbell was $441.7 million in 2021 and increased 13.1% as compared to 2020 primarily as a result of higher operating income, driven by higher Net sales, a decrease in the effective tax rate, and lower non-service pension costs and interest expense. As a result, earnings per diluted share from continuing operations in 2021 increased 10.3% compared to 2020. Adjusted earnings per diluted share from continuing operations in 2021 increased 12.7% as compared to 2020.

26	HUBBELL INCORPORATED - Form 10-K

Income From Discontinued Operations, Net of Tax

The operating results of the Commercial and Industrial Lighting business have been reflected as discontinued operations. In addition, the year ended December 31, 2021 includes pre-tax separation and transactions costs of $7.0 million and a one-time tax benefit of $25.1 million related to the realization of book to tax basis differences.

Segment Results

Electrical Solutions

	For the Year Ended December 31,
(in millions)	2021	2020
Net sales	$1,859.7	$1,603.1
Operating income (GAAP measure)	$248.2	$188.9
Amortization of acquisition-related intangible assets	13.3	14.4
Adjusted operating income	$261.5	$203.3
Operating margin (GAAP measure)	13.3%	11.8%
Adjusted operating margin	14.1%	12.7%

The following table reconciles our Organic Net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Year Ended December 31,
Electrical Solutions	2021	Inc/(Dec) %	2020	Inc/(Dec) %
Net sales growth (decline) (GAAP measure)	$256.6	16.0	$(173.6)	(9.8)
Impact of acquisitions	21.3	1.3	18.8	1.1
Impact of divestitures	—	—	(20.3)	(1.2)
Foreign currency exchange	13.6	0.9	(2.3)	(0.1)
Organic Net sales growth (decline) (non-GAAP measure)	$221.7	13.8	$(169.8)	(9.6)

Net sales of the Electrical Solutions segment in 2021 were $1.9 billion and increased by $256.6 million, or 16.0% as compared to 2020. Organic Net sales in 2021 increased by 13.8% as compared to the prior year primarily due to favorable price realization and higher unit volume. Net sales also increased by 1.3% from acquisitions and by a 0.9% from foreign exchange. Higher unit volume was primarily driven by strong growth in the industrial markets during the 2021 period.

Operating income of the Electrical Solutions segment in 2021 was $248.2 million and increased approximately 31.4% compared to 2020, while operating margin in 2021 increased by 150 basis points as compared to the prior year to 13.3%. Excluding amortization of acquisition-related intangibles, adjusted operating margin increased by 140 basis points to 14.1% in 2021 as compared to 2020. The increase in the adjusted operating margin in 2021 is primarily due to higher Net sales volume and higher savings from restructuring and related actions in 2021, including a gain on the sale of a facility, and productivity initiatives, partially offset by material cost inflation that was greater than favorable price realization and higher freight, logistics and manufacturing costs. Acquisitions contributed 20 basis points to adjusted operating margin in 2021 as compared to the prior year.

HUBBELL INCORPORATED - Form 10-K	27

Utility Solutions

	For the Year Ended December 31,
(in millions)	2021	2020
Net sales	$2,334.4	$2,079.4
Operating income	$284.1	$305.6
Amortization of acquisition-related intangible assets	64.4	58.2
Adjusted operating income	$348.5	$363.8
Operating margin (GAAP measure)	12.2%	14.7%
Adjusted operating margin	14.9%	17.5%

The following table reconciles our Organic Net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Year Ended December 31,
Utility Solutions	2021	Inc/(Dec) %	2020	Inc/(Dec) %
Net sales growth (decline) (GAAP measure)	$255.0	12.3	$(90.4)	(4.2)
Impact of acquisitions	123.3	5.9	26.0	1.2
Impact of divestitures	(5.7)	(0.2)	—	—
Foreign currency exchange	2.9	0.1	(8.5)	(0.4)
Organic Net sales growth (decline) (non-GAAP measure)	$134.5	6.5	$(107.9)	(5.0)

Net sales in the Utility Solutions segment in 2021 were $2.3 billion, and increased by 12.3% as compared to 2020, due to a 6.5% increase in Organic Net sales due to favorable price realization and higher unit volume. Acquisitions, net of divestitures contributed 5.7% to Net sales growth in 2021 and foreign exchange was slightly favorable by 0.1%.

Within the Utility Solutions segment, Net sales of our Utility T&D components business increased by approximately 16.2% as compared to the prior year, primarily driven by 10.5% Organic Net sales growth, and 5.7% Net sales growth from acquisitions. Net sales of our Utility communications and controls business increased by 3.2% as compared to the prior year primarily due to Net sales growth from acquisitions net of divestitures of 5.7% and a 0.3% increase in Net sales from foreign exchange, partially offset by a 2.8% decline in Organic Net sales.

Operating income in the Utility Solutions segment in 2021 decreased by 7.0% to $284.1 million as compared to 2020. Operating margin in 2021 decreased to 12.2% as compared to 14.7% in 2020. Excluding amortization of acquisition-related intangibles the adjusted operating margin in 2021 decreased by 260 basis points to 14.9% as compared to the prior year. The year-over-year decrease in adjusted operating margin was primarily driven by increased material cost in excess of price realization, higher freight, logistics and manufacturing costs, partially offset by savings from restructuring and related actions, productivity initiatives and higher volumes. Adjusted operating income increased from acquisitions, but contributed 60 basis points to the decline in adjusted operating margin, due to higher manufacturing costs.

28	HUBBELL INCORPORATED - Form 10-K

2020 Compared to 2019

Net Sales

Net sales of $3,682.5 million in 2020 decreased by $264.1 million compared to 2019. Organic Net sales declined by 7.0% due to lower unit volume primarily driven by the unfavorable effects of the COVID-19 pandemic on demand, as well as restrictions on project deployments and installations within our Aclara business associated with the COVID-19 pandemic. The impact of lower unit volume was partially offset by an increase in Net sales of less than one percentage point from the effect of acquisitions net of dispositions and favorable price realization.

Cost of Goods Sold

As a percentage of Net sales, Cost of goods sold was 70.5% of Net sales in 2020 as compared to 70.3% in 2019. The increase primarily reflects cost increases that exceeded savings from productivity initiatives, inefficiencies related to the COVID-19 pandemic and lower sales volume, partially offset by favorable price realization and material costs, higher savings from our restructuring and related actions, and a favorable impact from acquisitions.

Gross Profit

The gross profit margin in 2020 was 29.5% of Net sales as compared to 29.7% in 2019. Excluding amortization of acquisition-related intangible assets, the adjusted gross profit margin was 30.2% in 2020 as compared to 30.3% in 2019. The decline in adjusted gross profit margin primarily reflects cost increases that exceeded savings from productivity initiatives, inefficiencies related to the COVID-19 pandemic and lower sales volume, partially offset by favorable price realization and material costs, higher savings from our restructuring and related actions, and a favorable impact from acquisitions.

Selling & Administrative Expenses

S&A expense in 2020 was $591.3 million and decreased by $53.6 million compared to the prior year period. S&A expense as a percentage of Net sales declined by 20 basis points to 16.1% in 2020. Excluding amortization of acquisition-related intangible assets, adjusted S&A expense as a percentage of Net sales declined by 40 basis points to 14.8% in 2020. The decrease in S&A expense as a percentage of Net sales in 2020 as compared to the 2019 is primarily due to the impact of compensation actions taken in the second quarter of 2020 in response to lower Net sales volumes associated with the pandemic as well as other cost reductions associated with lower volume and the COVID-19 pandemic, including lower travel and entertainment costs. These decreases were partially offset by the deleveraging effect of lower sales volume and the timing of stock-based compensation expense associated with our annual grant, which shifted from the fourth quarter of 2019 to the first quarter of 2020.

Operating Income

Operating income decreased 6.1% in 2020 to $494.5 million compared to 2019, and operating margin increased by 10 basis points to 13.4%. Excluding amortization of acquisition-related intangible assets, adjusted operating income declined by 4.8% percent in 2020 to $567.1 million and adjusted operating margin increased by 30 basis points to 15.4% in 2020. The decrease in adjusted operating income is primarily due to the effect on gross margin of lower volume and higher costs, including inefficiencies related to the COVID-19 pandemic, partially offset by lower S&A expense due to the factors described above.

Total Other Expense

Total other expense increased by $12.5 million in 2020 to $70.0 million compared to the prior year primarily due to a $21.7 million gain recognized on the disposal of the Haefely business in 2019 and higher losses on foreign exchange revaluations in the current year, partially offset by a $5.0 million loss on an investment in an available-for-sale debt security in 2019 that did not repeat in 2020, as well as lower non-service pension costs and interest expense in the current year.

Income Taxes

The effective tax rate was 21.2% in 2020 compared to 21.6% in 2019. The decrease in the tax rate was due to the state effective tax rate and favorable tax effects from stock based compensation, partially offset by the absence in 2020 of favorable adjustments related to the disposition in 2019.

HUBBELL INCORPORATED - Form 10-K	29

Net Income From Continuing Operations Attributable to Hubbell and Earnings Per Diluted Share From Continuing Operations

Net income from continuing operations attributable to Hubbell was $330.0 million in 2020 and decreased 8.7% as compared to 2019. Adjusted net income attributable to Hubbell was $390.4 million in 2020 and decreased 1.8% as compared to 2019 primarily as a result of lower operating income, driven by lower Net sales volumes and other COVID-19 pandemic effects (as detailed above), partially offset by lower non-service pension costs and interest expense. As a result, earnings per diluted share from continuing operations in 2020 decreased 8.3% compared to 2019. Adjusted earnings per diluted share from continuing operations in 2020 decreased 1.5% as compared to 2019.

Income From Discontinued Operations Net of Tax

The operating results of the Commercial and Industrial Lighting business have been reflected as discontinued operations.

Segment Results

Electrical Solutions

	For the Year Ended December 31,
(in millions)	2020	2019
Net sales	$1,603.1	$1,776.7
Operating income (GAAP measure)	$188.9	$236.1
Amortization of acquisition-related intangible assets	14.4	13.7
Adjusted operating income	$203.3	$249.8
Operating margin (GAAP measure)	11.8%	13.3%
Adjusted operating margin	12.7%	14.1%

 The following table reconciles our Organic Net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Year Ended December 31,
Electrical Solutions	2020	Inc/(Dec) %
Net sales growth (decline) (GAAP measure)	$(173.6)	(9.8)
Impact of acquisitions	18.8	1.1
Impact of divestitures	(20.3)	(1.2)
Foreign currency exchange	(2.3)	(0.1)
Organic Net sales growth (decline) (non-GAAP measure)	$(169.8)	(9.6)

Net sales of the Electrical Solutions segment in 2020 were $1.6 billion and decreased by $173.6 million, or 9.8% as compared to 2019. Organic Net sales in 2020 declined by 9.6% as compared to the same prior year period due to lower unit volume, primarily driven by the unfavorable effects of the COVID-19 pandemic on demand.

Operating income of the Electrical Solutions segment in 2020 was $188.9 million and decreased approximately 20.0% compared to 2019, while operating margin in 2020 decreased by 150 basis points to 11.8%. Excluding amortization of acquisition-related intangibles, adjusted operating margin decreased by 140 basis points to 12.7% in 2020 as compared to 2019. The decrease in operating income and operating margin in 2020 is primarily due to lower Net sales volume and inefficiencies related to the pandemic and higher stock based compensation expense due to the change in timing of our annual equity grants. These items were partially offset by favorable price realization and material costs, higher savings from our restructuring and related activities, savings from productivity initiatives and lower costs due in part to the impact of compensation actions and other cost reductions associated with the COVID-19 pandemic.

30	HUBBELL INCORPORATED - Form 10-K

Utility Solutions

	For the Year Ended December 31,
(in millions)	2020	2019
Net sales	$2,079.4	$2,169.7
Operating income	$305.6	$290.5
Amortization of acquisition-related intangible assets	58.2	55.2
Adjusted operating income	$363.8	$345.7
Operating margin (GAAP measure)	14.7%	13.4%
Adjusted operating margin	17.5%	15.9%

The following table reconciles our Organic Net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Year Ended December 31,
Utility Solutions	2020	Inc/(Dec) %
Net sales growth (decline) (GAAP measure)	$(90.4)	(4.2)
Impact of acquisitions	26.0	1.2
Impact of divestitures	—	—
Foreign currency exchange	(8.5)	(0.4)
Organic Net sales growth (decline) (non-GAAP measure)	$(107.9)	(5.0)

Net sales in the Utility Solutions segment in 2020 were $2.1 billion, down 4.2% as compared to 2019, due to a 5.0% decline in Organic Net sales resulting from restrictions associated with the pandemic on project deployments and installations, partially offset by higher end-market demand in the electrical transmission and distribution markets, an increase in storm-related sales as compared to the prior year, and favorable price realization. Acquisitions contributed 1.2% to Net sales growth in 2020 and foreign exchange was slightly unfavorable by 0.4%.

Within the Utility Solutions segment, Net sales of our Utility T&D components business in 2020 increased by approximately 2% as compared to the prior year driven by domestic demand in the utility transmission and distribution markets as well as Net sales growth from acquisitions and higher storm-related sales as compared to the prior year. Net sales of our Utility communications and controls business in 2020 decreased by approximately 14% as compared to the prior year primarily driven by restrictions associated with the pandemic on project deployments and installations.

Operating income in the Utility Solutions segment in 2020 increased by 5.2% to $305.6 million as compared to 2019. Operating margin in 2020 increased to 14.7% as compared to 13.4% in 2019. Excluding amortization of acquisition-related intangibles the adjusted operating margin in 2020 increased by 160 basis points to 17.5% as compared to the prior year. That increase was primarily driven by savings from our productivity initiatives and lower cost inflation, due in part to the impact of compensation actions and other cost reductions associated with the COVID-19 pandemic, favorable price realization, higher savings from restructuring programs and lower restructuring and related costs, and favorable Net sales mix. Those favorable items were partially offset by the impact of lower volume, COVID-19 pandemic related inefficiencies and higher stock based compensation expense due to the change in timing of our annual equity grants.

HUBBELL INCORPORATED - Form 10-K	31

Financial Condition, Liquidity and Capital Resources

In October 2021, the Company entered into a definitive agreement to sell its Commercial and Industrial Lighting business for cash consideration of $350 million, subject to customary adjustments with respect to working capital and net indebtedness. As a result of the agreement, the Commercial and Industrial Lighting business met the criteria for presentation as a discontinued operation. The current and prior period results presented below represent the results of our continuing operations, and exclude the results of the Commercial and Industrial Lighting business which are presented within cash provided by discontinued operations. See Note 2 - Discontinued Operations, in the Notes to the Consolidated Financial Statements for further details.

Cash Flow

	For the Year Ended December 31,
(in millions)	2021	2020	2019
Net cash provided by (used in):
Operating activities from continuing operations	$513.7	$602.9	$516.8
Investing activities from continuing operations	(72.1)	(323.3)	(121.9)
Financing activities from continuing operations	(433.0)	(244.2)	(471.0)
Cash provided by discontinued operations	24.4	39.6	67.8
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3.0)	2.6	1.3
NET CHANGE IN CASH AND CASH EQUIVALENTS	$30.0	$77.6	$(7.0)

The following table reconciles our cash flows from operating activities to free cash flows for 2021, 2020 and 2019:

	For the Year Ended December 31,
(in millions)	2021	2020	2019
Net cash provided by operating activities - Continuing Operations (GAAP measure)	$513.7	$602.9	$516.8
Less: Capital expenditures - Continuing Operations	(90.2)	(82.8)	(86.7)
Free cash flow - Continuing Operations	$423.5	$520.1	$430.1
Free cash flow as a percent of net income - continuing operations attributable to Hubbell	116.0%	157.6%	119.0%

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

2021 Compared to 2020

Cash provided by operating activities from continuing operations was $513.7 million in 2021 compared to $602.9 million in 2020. The decrease compared to the prior year is primarily due to changes in the components of working capital. In 2021 we invested in working capital to serve customer demand and growth in our order backlog, resulting in increased accounts receivable and inventories, partially offset by an increase in accounts payable, as compared to a lower investment in working capital in 2020 due to lower sales volume reflecting the impacts of COVID-19.

Cash used for investing activities was $72.1 million in 2021 compared to cash used of $323.3 million in 2020. The decrease was driven by cash used for acquisitions in 2020, partially offset by a $7.4 million increase in capital expenditures in the current year and proceeds received in conjunction with the disposal of the Consumer Analytics Solutions business in 2021.

Cash used in financing activities was $433.0 million in 2021 as compared to cash used of $244.2 million in 2020. The change in cash flows from financing activities primarily reflects the change in short-term debt in 2021 compared to 2020, a $15.5 million increase in dividends paid and a $16.0 million make whole premium incurred in 2021 due to the redemption of the 2022 Notes (as defined below). These changes were partially offset by a $30.1 million reduction in the acquisition of common shares as compared to 2020.

The unfavorable impact of foreign currency exchange rates on cash was $3.0 million in 2021 as compared to a favorable effect of $2.6 million in 2020. The unfavorable impact in 2021 was primarily related to a weaker Mexican Peso and Australian Dollar, compared to the U.S. Dollar.

32	HUBBELL INCORPORATED - Form 10-K

2020 Compared to 2019

Cash provided by operating activities in 2020 was $602.9 million compared to cash provided by operating activities of $516.8 million in 2019 and increased primarily due to changes in the components of working capital, including accounts receivable and inventories, as well as the deferral in 2020 of the employer portion of certain payroll taxes under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, partially offset by decreases in current liabilities in 2020 as compared to 2019.

Cash used for investing activities was $323.3 million in 2020 compared to cash used of $121.9 million in 2019 and primarily reflects an increase in cash used for acquisitions in 2020 and the absence of the net proceeds for the sale of the Haefely business in 2019, partially offset by lower cash used for capital expenditures in 2020.

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

In the fourth quarter of 2020, the Company acquired all of the issued and outstanding shares of Armorcast Products Company, Inc. (“Armorcast”) for $136.3 million, all of the issued and outstanding shares of Beckwith Electric Co., Inc., (“Beckwith”) for $54.7 million and all of the issued and outstanding shares of AccelTex Solutions, LLC (“AccelTex”) for $45.1 million, net of cash acquired in all cases.

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

We continue to invest in restructuring and related programs to maintain a competitive cost structure, to drive operational efficiencies and to mitigate the impact of rising material costs and administrative cost inflation. We expect our investment in restructuring and related activities to continue in 2022 as we continue to invest in previously initiated actions and initiate further footprint consolidation and other cost reduction initiatives.

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

The table below presents the restructuring and related costs incurred in 2021, additional expected costs, and the expected completion date of restructuring actions that have been initiated as of December 31, 2021 and in prior years (in millions):

	Costs Incurred in 2021	Additional Expected Costs	Expected Completion Date
2021 Restructuring Actions	$2.4	$6.8	2022
2020 and Prior Restructuring Actions	1.5	2.6	2022
Restructuring cost (GAAP measure)	$3.9	$9.4
Restructuring-related costs	5.9	1.5
Restructuring and related costs (Non-GAAP)	$9.8	$10.9

During 2021, we invested $90.2 million in capital expenditures, an increase of $7.4 million as compared to 2020 as we were selective with our 2020 capital expenditures as a result of the general slowdown in economic activity associated with the COVID-19 pandemic.

HUBBELL INCORPORATED - Form 10-K	33

Stock Repurchase Program

On October 23, 2020 the Board of Directors approved a new stock repurchase program (the “October 2020 program”) that authorized the repurchase of up to $300 million of common stock and expires in October 2023. At December 31, 2021 our remaining share repurchase authorization under the October 2020 program is $288.8 million. The Company repurchased $11.2 million and $41.3 million of shares of common stock, in 2021 and 2020, respectively. All of the repurchases in 2020 were completed prior to the expiration of the prior program. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At December 31, 2021 and 2020, the Company had $1,435.5 million and $1,436.9 million, respectively, of long-term debt outstanding, net of unamortized discount and the unamortized balance of capitalized debt issuance costs. At December 31, 2021 and December 31, 2020 the Company had no long-term debt with maturities due within the next twelve months.

Borrowings under Revolving Credit Facility

On March 12, 2021, the Company, as borrower, and its subsidiaries Hubbell Power Holdings S.à r.l. and Harvey Hubbell Holdings S.à r.l., each as a subsidiary borrower (collectively, the “Subsidiary Borrowers”) entered into a new five-year credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provides a $750 million committed revolving credit facility (the “2021 Credit Facility"). Commitments under the 2021 Credit Facility may be increased to an aggregate amount not to exceed $1.25 billion. The 2021 Credit Facility includes a $50 million sub-limit for the issuance of letters of credit. The sum of the dollar amount of loans and letters of credits to the Subsidiary Borrowers under the 2021 Credit Facility may not exceed $75 million. There were no borrowings outstanding under the 2021 Credit Facility at December 31, 2021.

The interest rate applicable to borrowings under the 2021 Credit Facility is (i) either the alternate base rate (as defined in the 2021 Credit Facility) or (ii) the adjusted LIBOR rate (as defined in the 2021 Credit Facility) plus an applicable margin based on the Company’s credit ratings. All revolving loans outstanding under the 2021 Credit Facility will be due and payable on March 12, 2026.

The 2021 Credit Facility contains a financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of December 31, 2021. As of December 31, 2021, the 2021 Credit Facility was undrawn.

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

34	HUBBELL INCORPORATED - Form 10-K

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

At December 31, 2020, the Company had outstanding unsecured, senior notes in principal amounts of $300 million due in 2022 (the "2022 Notes"), $400 million due in 2026, $300 million due in 2027, and $450 million due in 2028. At December 31, 2021 the 2026, 2027 and 2028 notes were still outstanding in addition to the principal amounts of the 2031 Notes of $300 million.

The carrying value of the Notes, net of unamortized discount and the unamortized balance of capitalized debt issuance costs, was $1,435.5 million and $1,436.9 million at December 31, 2021 and December 31, 2020, respectively.

The Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of default, or upon a change in control triggering event as defined in the indenture governing the Notes, as supplemented. The Company was in compliance with all covenants (none of which are financial) as of December 31, 2021.

Short-term Debt

At December 31, 2021 and 2020, the Company had $9.7 million and $153.1 million, respectively, of short-term debt outstanding composed of:

◦$150.0 million of commercial paper borrowings outstanding at December 31, 2020. There was no commercial paper borrowings outstanding as of December 31, 2021.

◦$1.6 million at December 31, 2021 and $3.1 million at December 31, 2020, respectively, of borrowings to support our international operations in China as well as $8.1 million of other short term debt at December 31, 2021 to support operations.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

The following table sets forth the reconciliation of net debt at December 31, 2021 and 2020:

	December 31,
(in millions)	2021	2020
Total Debt	$1,445.2	$1,590.0
Total Hubbell Incorporated Shareholders’ Equity	2,229.8	2,070.0
TOTAL CAPITAL	$3,675.0	$3,660.0
Total Debt to Total Capital	39%	43%
Cash and Investments	$364.7	$339.0
NET DEBT	$1,080.5	$1,251.0
Net Debt to Total Capital	29%	34%

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

In 2021, we returned capital to our shareholders through dividends and share repurchases. These activities were funded primarily with cash flows from operations, however a portion of our fourth quarter 2020 acquisitions were funded by short-term commercial paper borrowings, which were repaid during 2021.

◦In 2021, cash used for share repurchases was $11.2 million.

◦Dividends paid on our Common Stock in 2021 were $216.9 million.

HUBBELL INCORPORATED - Form 10-K	35

We also require cash outlays to fund our operations, capital expenditures, and working capital requirements to accommodate anticipated levels of business activity, as well as our rate of cash dividends and potential future acquisitions. We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities, including defined benefit retirement obligations and other benefits. Refer to Note 13 - Debt and Note 24 - Leases in the Notes to the Consolidated Financial Statements for further details on anticipated cash outflows. As a result of the TCJA, we also have an obligation to fund, by annual installments through 2025, the Company's liability for the transition tax on the deemed repatriation of foreign earnings. Contractual purchase obligations for years subsequent to December 31, 2021 include $630.7 million in 2022. Contractual purchase obligations beyond 2022 are not significant.

Our purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability. These obligations primarily consist of inventory purchases made in the normal course of business to meet operational requirements and commitments for equipment purchases. As of December 31, 2021, we have $41.2 million of uncertain tax positions reflected in our Consolidated Balance Sheet. We are unable to make a reasonable estimate regarding the timing of settlement of these uncertain tax positions and, as a result, they have been excluded from the table. See Note 14 — Income Taxes in the Notes to Consolidated Financial Statements.

Our sources of funds and available resources to meet these funding needs are as follows:

◦Cash flows from operating activities and existing cash resources: In additional to our cash flows from operating activities, was also had $286.2 million of cash and cash equivalents at December 31, 2021, of which approximately 7% was held inside the United States and the remainder held internationally.

◦Our 2021 Credit Facility provides a $750.0 million committed revolving credit facility and commitments under the 2021 Credit Facility may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.250 billion. Annual commitment fees to support availability under the 2021 Credit Facility are not material. Although not the principal source of liquidity, we believe our 2021 Credit Facility is capable of providing significant financing flexibility at reasonable rates of interest and is an attractive alternative source of funding in the event that commercial paper markets experience disruption. However, an increase in usage of the 2021 Credit Facility related to growth or a significant deterioration in the results of our operations or cash flows could cause our borrowing costs to increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements. The full $750.0 million of borrowing capacity under the 2021 Credit Facility was available to the Company at December 31, 2021.

◦In addition to our commercial paper program and existing revolving credit facility, we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position we believe that we would be able to obtain additional long-term debt financing on attractive terms.

◦The Company also maintains other lines of credit that are primarily used to support the issuance of letters of credit. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. At December 31, 2021 and 2020, total availability under these lines was $30.0 million and $32.1 million, respectively, of which $23.2 million and $19.3 million was utilized to support letters of credit and the remaining amount was unused. The annual commitment fees associated with these lines of credit are not material.

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

36	HUBBELL INCORPORATED - Form 10-K

Changes in the value of the defined benefit plan assets and liabilities will affect the amount of pension expense ultimately recognized. Although differences between actuarial assumptions and actual results are no longer deferred for balance sheet purposes, deferral is still permitted for pension expense purposes. Unrecognized gains and losses in excess of an annual calculated minimum amount (the greater of 10% of the projected benefit obligation or 10% of the market value of assets) have been amortized and recognized in net periodic pension cost. Effective January 1, 2020, the amortization of unrecognized gains and losses of all of the Company's qualified defined benefit pension plans is recognized over the remaining life expectancy of participants, as all participants are considered inactive as a result of plan amendments. During 2021 and 2020, we recorded $10.8 million and $9.8 million, respectively, of pension expense related to the amortization of these unrecognized losses.

In 2021, 2020 and 2019, we contributed $0.1 million, $23.2 million, and $10.4 million, respectively, to our qualified foreign and domestic defined benefit pension plans. These contributions have improved the funded status of those plans. Although not required by ERISA and the Internal Revenue Code, the Company may elect to make a voluntary contribution to its qualified domestic defined benefit pension plan in 2022. The anticipated level of pension funding in 2022 is not expected to have a significant impact on our overall liquidity.

Assumptions

The following assumptions were used to determine projected pension and other benefit obligations at the measurement date and the net periodic benefit costs for the year:

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	2.79%	2.47%	2.90%	2.50%
Rate of compensation increase	0.08%	0.24%	3.87%	3.99%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	2.47%	3.17%	2.50%	3.30%
Expected return on plan assets	4.66%	4.69%	N/A	N/A
Rate of compensation increase	0.24%	2.94%	3.99%	4.00%

At the end of each year, we estimate the expected long-term rate of return on pension plan assets based on the strategic asset allocation for our plans. In making this determination, we utilize expected rates of return for each asset class based upon current market conditions and expected risk premiums for each asset class. A one percentage point change in the expected long-term rate of return on pension fund assets would have an impact of approximately $7.6 million on 2022 pretax pension expense. The expected long-term rate of return is applied to the fair market value of pension fund assets to produce the expected return on fund assets that is included in pension expense.

The difference between this expected return and the actual return on plan assets was recognized at December 31, 2021 for balance sheet purposes, but continues to be deferred for expense purposes. The net deferral of past asset gains (losses) ultimately affects future pension expense through the amortization of gains (losses) with an offsetting adjustment to Hubbell shareholders’ equity through Accumulated other comprehensive loss.

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension plan liabilities. For our U.S. and Canadian pension plans, this discount rate is determined by matching the expected cash flows associated with our benefit obligations to the expected cash flows of a hypothetical portfolio of high quality, fixed income debt instruments with maturities that closely match the expected funding period of our pension liabilities. As of December 31, 2021, we used a discount rate of 2.90% for our U.S. pension plans compared to a discount rate of 2.60% used in 2020. For our Canadian pension plan, we used a discount rate of 2.98% in 2021, compared to a 2.55% discount rate used in 2020.

For our UK pension plan the discount rate was derived using a full yield curve and uses plan specific cash flows. The derived discount rate is the single discount rate equivalent to discounting these liability cash flows at the term-dependent spot rates of AA corporate bonds. This methodology resulted in a December 31, 2021 discount rate for the UK pension plan of 1.80% as compared to a discount rate of 1.40% used in 2020.

A decrease of one percentage point in the discount rate would lower our 2022 pretax pension expense by approximately $0.3 million. A discount rate increase of one percentage point would increase our 2022 pretax pension expense by less than $0.1 million.

HUBBELL INCORPORATED - Form 10-K	37

In 2019 we changed the mortality table used to calculate the present value of our pension plan liabilities from the RP-2014 mortality table, with generational projection from 2006 using Scale MP-2018 to the Pri-2012 mortality table, with generational projection from 2012 using Scale MP-2019. In 2020 we used the Pri-2012 mortality table and adopted the MP-2020 projection scale and in 2021 we used the Pri-2012 mortality table and adopted the MP-2021 projection scale The Pri-2012 mortality table with adjustment for collar as appropriate and generational projection from 2012 using Scale MP-2021 was chosen as the best estimate based on the observed and anticipated experience of the plans after considering alternative tables. These changes did not have a material impact to the projected benefit obligation of our U.S. plans upon re-measurement.

Other Post Employment Benefits (“OPEB”)

The Company also has a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits have been discontinued for substantially all future retirees. These plans are not funded and, therefore, no assumed rate of return on assets is required. We use a similar methodology to derive the discount rate for our post employment benefit plan obligations that we use for our pension plans. As of December 31, 2021, the Company used a discount rate of 2.90% to determine the projected benefit obligation compared to a discount rate of 2.50% used in 2020.

In accordance with the accounting guidance for retirement benefits, we recorded to Accumulated other comprehensive loss, within Hubbell shareholders’ equity, a benefit, net of tax, of approximately $3.4 million in 2021 and a charge, net of tax, of approximately $0.6 million in 2020, related to the annual remeasurement of the OPEB plans and the amortization of prior service credits and net actuarial gains.

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

38	HUBBELL INCORPORATED - Form 10-K

Critical Accounting Estimates

Note 1 — Significant Accounting Policies in the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of our financial statements.

Use of Estimates

We are required to make assumptions and estimates and apply judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors deemed relevant by management, such as projections of future performance. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in estimates and assumptions used by us could have a material impact on our financial results, and actual results could differ significantly from those estimates. We believe that the following estimates are among the most critical in fully understanding and evaluating our reported financial results. These items utilize assumptions and estimates about the effect of future events that are inherently uncertain and are based on our judgment.

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
The Company has certain arrangements that require us to estimate at the time of sale the amounts of variable consideration that should not be recorded as revenue as certain amounts are not expected to be collected from customers, as well as an estimate of the value of the product to be returned. The Company principally relies on historical experience, specific customer agreements and anticipated future trends to estimate these amounts at the time of shipment and to reduce the transaction price. These arrangements include sales discounts and allowances based on sales volumes, specific programs and special pricing allowances, and returned goods, as are customary in the electrical products industry. Customer returns have historically been approximately one percent of gross sales.

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

HUBBELL INCORPORATED - Form 10-K	39

Employee Benefits Costs and Funding

We sponsor domestic and foreign defined benefit pension, defined contribution and other postretirement plans. Significant assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on the pension fund assets, rate of increase in employee compensation levels and health care cost increase projections. These assumptions are determined based on Company data and appropriate market indicators, and are evaluated each year as of the plans’ measurement dates. Further discussion of the assumptions used in 2021 and 2020 are included above under “Pension Funding Status” and in Note 12 — Retirement Benefits in the Notes to Consolidated Financial Statements.

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

We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. The Internal Revenue Service (“IRS”) and other tax authorities routinely review our tax returns. These audits can involve complex issues, which may require an extended period of time to resolve. The Company records uncertain tax positions when it has determined that it is more-likely-than-not that a tax position will not be sustained upon examination by taxing authorities based on the technical merits of the position. The Company uses the criteria established in the accounting guidance to determine whether an item meets the definition of more-likely-than-not. The Company’s policy is to recognize these uncertain tax positions when the more-likely-than-not threshold is met, when the statute of limitations has expired or upon settlement. In management’s opinion, adequate provision has been made for potential adjustments arising from any examinations. See Note 14 — Income Taxes in the Notes to Consolidated Financial Statements.

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

Valuation of Long-Lived Assets, Goodwill, and Indefinite-Lived Intangible Assets

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

Goodwill and indefinite-lived intangible assets are reviewed annually for impairment unless circumstances dictate the need for more frequent assessment. We perform our annual goodwill impairment testing as of April 1st of each year. The accounting guidance provides entities an option of performing a qualitative assessment (the "Step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the goodwill is not impaired, the entity would not need to proceed to the quantitative goodwill impairment testing process as prescribed in the guidance. If the Company does not elect to complete the qualitative assessment, the Company completes the quantitative assessment whereby the estimated fair value of each reporting unit is compared to its carrying value.

40	HUBBELL INCORPORATED - Form 10-K

The organizational changes within Electrical Solutions effective January 1, 2021 resulted in a change in the Company’s reporting units. As a result, the Company performed an interim goodwill impairment assessment as of January 1, 2021. The Company applied the Step-zero test to one of its five reporting units. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair value of this reporting unit substantially exceeded its carrying value and, therefore, further quantitative analysis was not required. For the other four reporting units, the Company elected to utilize the quantitative goodwill impairment testing process, as permitted in the accounting guidance, by comparing the estimated fair value of the reporting units to their carrying values. As of January 1, 2021, the impairment testing resulted in implied fair values for each reporting unit that significantly exceeded such reporting unit’s carrying value, including goodwill. The Company did not have any reporting units at risk of failing the quantitative impairment test as the excess of the implied fair value significantly exceeded the carrying value of each of the reporting units. Additionally, the Company did not have any reporting units with zero or negative carrying amounts.

The Company also completed its annual goodwill impairment test as of April 1, 2021. The Company applied the Step-zero test to one of its five reporting units. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair value of this reporting unit substantially exceeded its carrying value and, therefore, further quantitative analysis was not required. For the other four reporting units, the Company elected to utilize the quantitative goodwill impairment testing process, as permitted in the accounting guidance, by comparing the estimated fair value of the reporting units to their carrying values. As of April 1, 2021, the impairment testing resulted in implied fair values for each reporting unit that significantly exceeded such reporting unit’s carrying value, including goodwill. The Company did not have any reporting units at risk of failing the quantitative impairment test as the excess of the implied fair value significantly exceeded the carrying value of each of the reporting units. Additionally, the Company did not have any reporting units with zero or negative carrying amounts.

The goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future discounted cash flows, determining appropriate discount rates and other assumptions, including assumptions about secular economic and market conditions, such as the potential continuing effects of the COVID-19 pandemic. We use internal discounted cash flow models to estimate fair value. These cash flow estimates are derived from historical experience, third-party end market data, and future long-term business plans and include assumptions of future sales growth, gross margin, operating margin, terminal growth rate, and the application of an appropriate discount rate. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We corroborate the values determined from our discounted cash flow models by reconciling the sum of the estimated fair values of each reporting unit to our market capitalization at the testing date, including consideration of a control premium. We have not recorded any goodwill impairments since the initial adoption of the accounting guidance in 2002.

The identification and measurement of impairment of indefinite-lived intangible assets involves either an assessment of qualitative factors to determine whether events or circumstances indicate that it is more-likely-than-not that an indefinite-lived intangible asset is impaired or a quantitative assessment whereby the estimated fair value of each indefinite-lived intangible asset is compared to its carrying value. If it is more-likely-than-not that the asset is impaired, the fair value of the indefinite lived intangibles will be determined using discounted cash flow estimates. If the carrying value of these assets exceeds the estimated fair value, the carrying value will be reduced to the estimated fair value. For the Company’s annual impairment test as of April 1, 2021, the Company elected to utilize the quantitative impairment testing process as permitted in the accounting guidance. The fair value was determined utilizing an income approach (relief from royalty method). Significant judgment is required to estimate the fair value of the indefinite-lived intangible assets including assumptions for future revenues, discount rates, royalty rates, and other assumptions, including assumptions about secular economic and market conditions, such as the potential continuing effects of the COVID-19 pandemic. Significant changes in these estimates and assumptions could affect the determination of fair value and/or impairment for each indefinite-lived intangible asset. As of April 1, 2021, the impairment testing resulted in fair values for each indefinite-lived intangible asset that significantly exceeded the carrying values and there were no indefinite-lived intangible assets at risk of failing the quantitative impairment test. We did not record any impairments related to indefinite-lived intangible assets in 2021, 2020, or 2019.

Stock-Based Compensation

We determine the grant date fair value of certain stock-based compensation awards using either a lattice model or the Black-Scholes option pricing model. Both of these models require management to make certain assumptions with respect to selected model inputs. These inputs include assumptions for the expected term, stock volatility, dividend yield and risk-free interest rate. Changes in these inputs impact fair value and could impact our stock-based compensation expense in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those awards expected to meet the service and performance vesting conditions. If our actual forfeiture rate is different from our estimate, adjustments to stock-based compensation expense may be required. We review the potential achievement of our performance awards on a recurring basis and update compensation expense based on the probability that the related performance metrics will be satisfied. See also Note 18 — Stock-Based Compensation in the Notes to Consolidated Financial Statements.

HUBBELL INCORPORATED - Form 10-K	41

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-K, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our expected capital resources, liquidity, financial performance, pension funding, and results of operations and are based on our reasonable current expectations. In addition, all statements regarding the expected financial impact of the integration of acquisitions and completion of certain divestitures, adoption of updated accounting standards and any expected effects of such adoption, restructuring plans and expected associated costs and benefits, intent to repurchase shares of common stock, and change in operating results, anticipated market conditions and productivity initiatives are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:
•Availability, cost and quantity of raw materials, purchased components, energy and freight, particularly as global economic activity recovers from the effects to the COVID-19 pandemic.
•The scope, duration or resurgence of the novel coronavirus, or COVID-19 (including any variants thereof), global pandemic and its impact on global economic systems, our employees, sites, operations, customers, and supply chain.
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
•Regulatory issues, changes in tax laws including, or changes in geographic profit mix affecting tax rates and availability of tax incentives.
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
•The impact of certain divestitures, including the consummation and timing of, and the benefits and costs of, the pending sale of the Commercial and Industrial Lighting business to GE Current.
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
•Incurring significant and/or unexpected costs to avoid manage, defend and litigate intellectual property matters.
•Future repurchases of common stock under our common stock repurchase program.

42	HUBBELL INCORPORATED - Form 10-K

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
•Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

In 2021, we manufactured and/or assembled products in the United States, Canada, Puerto Rico, Mexico, China, the UK, Brazil, Spain and Australia and sold products in those markets as well as through offices in Singapore, Italy, China, Mexico, and South Korea and countries in the Middle East. In 2021, Hubbell also participated in joint ventures in Hong Kong and the Philippines. As a percentage of the Company’s total Net sales, shipments from foreign operations directly to third parties were 9% in 2021, 9% in 2020 and 10% in 2019, with the Canadian and UK operations representing approximately 36% and 29%, respectively, of 2021 total international Net sales. As such, our operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. To manage this exposure, we closely monitor the working capital requirements of our international units and may enter into forward foreign exchange contracts. Further discussion of forward exchange contracts can be found in Note 15 — Financial Instruments and Fair Value Measurement in the Notes to Consolidated Financial Statements.

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

HUBBELL INCORPORATED - Form 10-K	43

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

As of December 31, 2021, the long-term debt outstanding related to the fixed-rate senior notes was $1,450.0 million. The senior notes are not exposed to interest rate risk as the bonds are at a fixed-rate until maturity.

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

The following table presents cost and weighted average interest rate information related to financial instruments that are sensitive to changes in interest rates, by maturity at December 31, 2021 (dollars in millions):

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value 12/31/21
ASSETS
Available-for-sale investments	$9.4	$14.7	$11.1	$6.4	$5.1	$6.6	$53.3	$54.0
Avg. interest rate	4.28%	3.83%	3.83%	3.52%	4.88%	2.35%
LIABILITIES
Senior Notes	$—	$—	$—	$—	$400.0	$1,050.0	$1,450.0	$1,524.5
Avg. interest rate	—	—	—	—	3.35%	3.06%

We use derivative financial instruments only if they are matched with a specific asset, liability, or proposed future transaction. We do not speculate or use leverage when trading a financial derivative product.

44	HUBBELL INCORPORATED - Form 10-K

ITEM 8    Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

HUBBELL INCORPORATED - Form 10-K	45

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

Our Board of Directors normally meets at least eight times per year to provide oversight, to review corporate strategies and operations, and to assess management’s conduct of the business. The Board of Directors also schedules additional meetings on an as needed basis. The Audit Committee of our Board of Directors is composed of at least three individuals all of whom must be “independent” under current New York Stock Exchange listing standards and regulations adopted by the SEC under the federal securities laws. The Audit Committee meets regularly with our internal auditors and independent registered public accounting firm, as well as, management to review, among other matters, accounting, auditing, internal controls and financial reporting issues and practices. Both the internal auditors and independent registered public accounting firm have full, unlimited access to the Audit Committee.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate systems of internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021.

In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm as stated in their report which is included below within this Annual Report on Form 10-K.

/s/ GERBEN W. BAKKER	/s/ WILLIAM R. SPERRY
Gerben W. Bakker	William R. Sperry
Chairman of the Board, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

46	HUBBELL INCORPORATED - Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hubbell Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Hubbell Incorporated and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

HUBBELL INCORPORATED - Form 10-K	47

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

Goodwill Impairment Assessments - Certain Reporting Units Subject to a Quantitative Assessment

As described in Notes 1, 7, and 21 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,871.3 million as of December 31, 2021. Goodwill represents purchase price in excess of fair values of the underlying net assets of acquired companies. Goodwill is subject to annual impairment testing. Management performs its goodwill impairment testing as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. Effective January 1, 2021, the Company consolidated three business groups within its Electrical segment and renamed the segment as Hubbell Electrical Solutions (“Electrical Solutions”) and moved its Hubbell Gas Connectors and Accessories business from the Electrical Solutions segment to the Utility Solutions segment. As disclosed by management, management performed an interim goodwill impairment assessment as of January 1, 2021 as a result of the change in reporting units and also completed its annual goodwill impairment assessment as of April 1, 2021. For four of its reporting units, management elected to utilize the quantitative goodwill impairment testing process, as permitted in the accounting guidance, by comparing the estimated fair value of the Company's reporting units to their carrying values for both assessments. If the estimated fair value of the reporting unit exceeds its carrying value, no impairment exists. Goodwill impairment testing requires judgment by management, including the identification of reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit. Management uses internal discounted cash flow models to estimate fair value. Significant judgments required by management to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions, including assumptions about secular economic and market conditions, such as the potential continuing effects of the COVID-19 pandemic. These cash flow estimates are derived from historical experience, third party end market data, and future long-term business plans and include assumptions of future sales growth, gross margin, operating margin, terminal growth rate and the application of an appropriate discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments for certain reporting units subject to a quantitative assessment is a critical audit matter are (i) the significant judgment by management when estimating the fair value of the reporting units and (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future sales growth, gross margin, and operating expenses.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s quantitative goodwill impairment assessments, including controls over the estimation of the fair value of the reporting units. These procedures also included, among others, (i) testing management’s process for estimating the fair value of the reporting units; (ii) evaluating the appropriateness of the discounted cash flow models; (iii) testing the completeness and accuracy of the underlying data used in the models; and (iv) evaluating the reasonableness of significant assumptions used by management related to future sales growth, gross margin, and operating expenses. Evaluating management’s assumptions related to the future sales growth, gross margin, and operating expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with industry and third party data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 11, 2022

We have served as the Company’s auditor since at least 1961. We have not been able to determine the specific year we began serving as auditor of the Company.

48	HUBBELL INCORPORATED - Form 10-K

Consolidated Statement of Income

	Year Ended December 31,
(in millions, except per share amounts)	2021	2020	2019
Net sales	$4,194.1	$3,682.5	$3,946.6
Cost of goods sold	3,042.6	2,596.7	2,775.0
Gross profit	1,151.5	1,085.8	1,171.6
Selling & administrative expenses	619.2	591.3	644.9
Operating income	532.3	494.5	526.7
Gain (Loss) on disposition of business (Note 4)	(6.9)	—	21.7
Loss on extinguishment of debt (Note 13)	(16.8)	—	—
Pension charge (Note 12)	—	(7.6)	—
Interest expense, net	(54.7)	(60.1)	(68.6)
Investment income	—	—	1.5
Other Income (expense), net	5.4	(2.3)	(12.1)
Total other expense	(73.0)	(70.0)	(57.5)
Income from continuing operations before income taxes	459.3	424.5	469.2
Provision for income taxes	88.2	89.8	101.2
Net income from continuing operations	371.1	334.7	368.0
Less: Net income from continuing operations attributable to noncontrolling interest	(6.1)	(4.7)	(6.5)
Net income from continuing operations attributable to Hubbell Incorporated	365.0	330.0	361.5
Income from discontinued operations, net of tax (Note 2)	34.5	21.2	39.4
Net income attributable to Hubbell Incorporated	$399.5	$351.2	$400.9

Earnings per share
Basic earnings per share from continuing operations	$6.70	$6.07	$6.63
Basic earnings per share from discontinued operations	$0.63	$0.39	$0.72
Basic earnings per share	$7.33	$6.46	$7.35

Diluted earnings per share from continuing operations	$6.66	$6.04	$6.59
Diluted earnings per share from discontinued operations	$0.62	$0.39	$0.72
Diluted earnings per share	$7.28	$6.43	$7.31
See notes to consolidated financial statements.

HUBBELL INCORPORATED - Form 10-K	49

Consolidated Statement of Comprehensive Income

	Year Ended December 31,
(in millions)	2021	2020	2019
Net income	$405.6	$355.9	$407.4
Other comprehensive income (loss):
Currency translation adjustment:
Foreign currency translation adjustments	(11.5)	12.3	3.7
Reclassification of currency translation gains included in net income	—	—	(7.7)
Defined benefit pension and post-retirement plans, net of taxes of $(3.2), $2.9 and $5.3	9.2	(8.8)	(14.5)
Unrealized gain (loss) on investments, net of taxes of $0.1, $(0.1) and $(0.2)	(0.4)	0.4	2.6
Unrealized gains (losses) on cash flow hedges, net of taxes of $(0.4), $0.5 and $(0.5)	1.1	(0.2)	(1.3)
Other comprehensive income (loss)	(1.6)	3.7	(17.2)
Comprehensive income	404.0	359.6	390.2
Less: Comprehensive income attributable to noncontrolling interest	6.1	4.7	6.5
COMPREHENSIVE INCOME ATTRIBUTABLE TO HUBBELL	$397.9	$354.9	$383.7
See notes to consolidated financial statements.

50	HUBBELL INCORPORATED - Form 10-K

Consolidated Balance Sheet

	At December 31,
(in millions, except per share amounts)	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$286.2	$258.6
Short-term investments	9.4	9.3
Accounts receivable (net of allowances of $10.6 and $10.6)	675.3	553.3
Inventories, net	662.1	526.7
Other current assets	66.8	71.8
Assets held for sale - current	179.5	167.9
Total Current Assets	1,879.3	1,587.6
Property, Plant, and Equipment, net	459.5	438.7
Other Assets
Investments	69.1	71.1
Goodwill	1,871.3	1,873.1
Other intangible assets, net	681.5	770.6
Other long-term assets	143.7	159.9
Assets held for sale - non-current	177.1	184.1
TOTAL ASSETS	$5,281.5	$5,085.1
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt and current portion of long-term debt	$9.7	$153.1
Accounts payable	532.8	339.2
Accrued salaries, wages and employee benefits	94.7	84.4
Accrued insurance	73.3	67.2
Other accrued liabilities	263.4	224.6
Liabilities held for sale - current	91.3	79.7
Total Current Liabilities	1,065.2	948.2
Long-term Debt	1,435.5	1,436.9
Other Non-Current Liabilities	521.3	596.8
Liabilities held for sale - non-current	18.8	17.8
TOTAL LIABILITIES	$3,040.8	$2,999.7
Commitments and Contingencies (see Note 16)
Hubbell Incorporated Shareholders’ Equity
Common stock, par value $0.01
Common stock - Authorized 200,000,000 shares, outstanding 54,518,047 and 54,382,659 shares	$0.6	$0.6
Additional paid-in capital	—	4.9
Retained earnings	2,560.0	2,393.7
Accumulated other comprehensive loss	(330.8)	(329.2)
Total Hubbell Incorporated Shareholders’ Equity	2,229.8	2,070.0
Noncontrolling interest	10.9	15.4
TOTAL EQUITY	2,240.7	2,085.4
TOTAL LIABILITIES AND EQUITY	$5,281.5	$5,085.1
See notes to consolidated financial statements.

HUBBELL INCORPORATED - Form 10-K	51

Consolidated Statement of Cash Flows

	Year Ended December 31,
(in millions)	2021	2020	2019
Cash Flows from Operating Activities of Continuing Operations
Net income from continuing operations	$371.1	$334.7	$368.0
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	149.1	144.5	137.9
Deferred income taxes	9.2	1.4	4.0
Stock-based compensation	17.5	21.9	14.5
Provision for bad debt expense	1.3	6.7	1.7
Loss (Gain) on disposition of business	6.9	—	(21.7)
Loss on extinguishment of debt	16.8	—	—
Pension charge	—	7.6	—
(Gain) loss on sale of assets	(4.7)	0.2	(0.6)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(124.8)	41.7	35.4
(Increase) decrease in inventories	(138.9)	45.8	(6.3)
Increase (decrease) in accounts payable	195.1	20.7	(29.3)
Increase (decrease) in current liabilities	27.6	(26.9)	3.8
Changes in other assets and liabilities, net	(14.9)	19.2	0.9
Contributions to qualified defined benefit pension plans	(0.1)	(23.2)	(10.4)
Other, net	2.5	8.6	18.9
NET CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	513.7	602.9	516.8
Cash Flows from Investing Activities of Continuing Operations
Capital expenditures	(90.2)	(82.8)	(86.7)
Acquisitions, net of cash acquired	0.1	(239.6)	(70.8)
Proceeds from disposal of business, net of cash	8.5	—	33.6
Purchases of available-for-sale investments	(11.4)	(35.1)	(14.2)
Proceeds from sales of available-for-sale investments	11.5	28.9	12.5
Other, net	9.4	5.3	3.7
NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(72.1)	(323.3)	(121.9)
Cash Flows from Financing Activities of Continuing Operations
Issuance of long-term debt	298.7	225.0	—
Payment of long-term debt	(300.0)	(331.3)	(225.0)
Issuance of short-term debt	8.1	125.5	0.7
Payment of short-term debt	(151.6)	(3.6)	(0.8)
Payment of dividends	(216.9)	(201.4)	(186.6)
Make whole payment for retirement of long-term debt	(16.0)	—	—
Debt issuance cost	(4.5)	—	—
Acquisition of common shares	(11.2)	(41.3)	(35.0)
Other	(39.6)	(17.1)	(24.3)
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(433.0)	(244.2)	(471.0)
Discontinued Operations:
Cash provided by operating activities	30.1	45.1	74.8
Cash used by investing activities	(5.7)	(5.5)	(7.0)
Cash provided by discontinued operations	24.4	39.6	67.8
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3.0)	2.6	1.3
Increase (Decrease) in cash, cash equivalents, and restricted cash	30.0	77.6	(7.0)
Cash and cash equivalents, beginning of year	258.6	179.8	187.4
Cash and cash equivalents within assets held for sale, beginning of year	1.0	2.2	1.6
Less: Restricted cash, included in Other Assets	2.7	—	—
Less: Cash and cash equivalents within assets held for sale, end of year	0.7	1.0	2.2
Cash and cash equivalents, end of year	$286.2	$258.6	$179.8
See notes to consolidated financial statements.

52	HUBBELL INCORPORATED - Form 10-K

Consolidated Statement of Changes in Equity

(in millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2018	$0.6	$1.3	$2,064.4	$(285.7)	$1,780.6	$18.3
Net income	—	—	400.9	—	400.9	6.5
Other comprehensive (loss) income	—	—	—	(17.2)	(17.2)	—
Stock-based compensation	—	16.4	—	—	16.4	—
Reclassification of stranded tax effects	—	—	30.0	(30.0)	—	—
Acquisition/surrender of common shares (1)	—	(18.3)	(28.9)	—	(47.2)	—
Cash dividends declared ($3.43 per share)	—	—	(187.0)	—	(187.0)	—
Dividends to noncontrolling interest	—	—	—	—	—	(11.4)
Directors deferred compensation	—	0.6	—	—	0.6	—
BALANCE AT DECEMBER 31, 2019	$0.6	$—	$2,279.4	$(332.9)	$1,947.1	$13.4
Net income	—	—	351.2	—	351.2	4.7
Other comprehensive (loss) income	—	—	—	3.7	3.7	—
Stock-based compensation	—	23.9	—	—	23.9	—
Acquisition/surrender of common shares (1)	—	(17.8)	(34.1)	—	(51.9)	—
Cash dividends declared ($3.71 per share)	—	—	(201.8)	—	(201.8)	—
Dividends to noncontrolling interest	—	—	—	—	—	(2.7)
Directors deferred compensation	—	(1.2)	—	—	(1.2)	—
Cumulative effect from adoption of CECL accounting standard	—	—	(1.0)	—	(1.0)	—
BALANCE AT DECEMBER 31, 2020	$0.6	$4.9	$2,393.7	$(329.2)	$2,070.0	$15.4
Net income	—	—	399.5	—	399.5	6.1
Other comprehensive (loss) income	—	—	—	(1.6)	(1.6)	—
Stock-based compensation	—	18.6	—	—	18.6	—
Acquisition/surrender of common shares (1)	—	(24.2)	(15.8)	—	(40.0)	—
Cash dividends declared ($3.99 per share)	—	—	(217.4)	—	(217.4)	—
Dividends to noncontrolling interest	—	—	—	—	—	(10.6)
Directors deferred compensation	—	0.7	—	—	0.7	—
BALANCE AT DECEMBER 31, 2021	$0.6	$—	$2,560.0	$(330.8)	$2,229.8	$10.9
See notes to consolidated financial statements.

(1) For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against Common Stock par value, Additional paid-in capital, to the extent available, and Retained earnings. The change in Retained earnings of $15.8 million, $34.1 million and $28.9 million in 2021, 2020 and 2019, respectively, reflects this accounting treatment.

HUBBELL INCORPORATED - Form 10-K	53

Notes to Consolidated Financial Statements

NOTE 1    Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

On October 26, 2021, Hubbell entered into a definitive agreement to sell its Commercial and Industrial Lighting business to GE Current, a Daintree company, for a cash purchase price of $350 million, subject to customary adjustments with respect to working capital and net indebtedness. The Commercial and Industrial Lighting business had sales of $509.4 million in 2021 as part of the Electrical Solutions segment and designs, manufactures, and sells LED lighting and control solutions for commercial and industrial customers. As a result of the agreement, the Commercial and Industrial Lighting business met the criteria set forth in ASC 205-20 to be presented as a discontinued operation and is classified as held for sale. The Commercial and Industrial Lighting business' results of operations and the related cash flows have been reclassified to income from discontinued operations in the Consolidated Statements of Income and cash flows from discontinued operations in the Consolidated Statements of Cash Flows, respectively, for all periods presented. See Note 2, Discontinued Operations, to the Consolidated Financial Statements for further information.

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

Assets and Liabilities Held for Sale

The Company classifies assets and liabilities (disposal groups) to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the disposal group; the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company's control extend the period of time required to sell the disposal group beyond one year; the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

54	HUBBELL INCORPORATED - Form 10-K

The Company initially measures a disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a disposal group until the date of sale. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the disposal group at the time it was initially classified as held for sale.

Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale in the consolidated statements of financial position. Refer to Note 2, "Discontinued Operations," of the notes to Consolidated Financial Statements for further information. In conjunction with the C&I Lighting Business being classified as held for sale, depreciation and amortization ceased.

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

The Company has certain arrangements that require us to estimate at the time of sale the amounts of variable consideration that should not be recorded as revenue as certain amounts are not expected to be collected from customers, as well as an estimate of the value of the product to be returned. The Company principally relies on historical experience, specific customer agreements and anticipated future trends to estimate these amounts at the time of shipment and to reduce the transaction price. These arrangements include sales discounts and allowances based on sales volumes, specific programs and special pricing allowances, and returned goods, as are customary in the electrical products industry. Customer returns have historically been approximately 1% of gross sales.

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

HUBBELL INCORPORATED - Form 10-K	55

Investments

Investments in debt and equity securities are classified by individual security as available-for-sale, held-to-maturity or trading securities. Our available-for-sale securities, consisting of municipal bonds, are carried on the balance sheet at fair value with current period adjustments to carrying value recorded in Accumulated other comprehensive loss within Hubbell shareholders’ equity, net of tax. Realized gains and losses are recorded in income in the period of sale. The Company’s trading securities are carried on the balance sheet at fair value and consist primarily of debt and equity mutual funds. Gains and losses associated with these trading securities are reflected in the results of operations. The Company did not have any investments classified as held-to-maturity as of December 31, 2021 and 2020.

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

Inventories

Inventories are stated at the lower of cost or market value. Approximately 50% of total net inventory value is determined utilizing the last-in, first-out (LIFO) method of inventory accounting. The cost of foreign inventories and certain domestic inventories is determined utilizing average cost or first-in, first-out (FIFO) methods of inventory accounting. Reserves for excess and obsolete inventory are provided based on current assessments about future demand compared to on-hand quantities.

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

Capitalized Computer Software Costs

Capitalized computer software costs, net of amortization, were $10.8 million and $20.1 million at December 31, 2021 and 2020, respectively. This balance is reflected in Other long-term assets in the Consolidated Balance Sheet. Capitalized computer software is for internal use and costs primarily consist of purchased materials, external services and salary costs for personnel dedicated to the projects. Software is amortized on a straight-line basis over appropriate periods, generally between three and five years. The Company recorded amortization expense of $9.6 million in 2021, $10.0 million in 2020 and $8.9 million in 2019 relating to capitalized computer software.

Goodwill and Other Intangible Assets

Goodwill represents purchase price in excess of fair values of the underlying net assets of acquired companies. Indefinite-lived intangible assets and goodwill are subject to annual impairment testing using the specific guidance and criteria described in the accounting guidance. The Company performs its goodwill impairment testing as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. The accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the goodwill is not impaired, the entity would not need to proceed to quantitative goodwill impairment testing process as prescribed in the guidance. The Company applied the "step-zero" test to one of its five reporting units. Based on that qualitative assessment, the Company concluded it was more-likely-than-not that the fair value of this reporting unit exceeded their carrying value and therefore, further quantitative analysis was not required. For the other four reporting units the Company has elected to utilize the quantitative goodwill impairment testing process as permitted in the accounting guidance, by comparing the fair value of the Company's reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no impairment exists.

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

56	HUBBELL INCORPORATED - Form 10-K

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

The Company’s intangible assets consist primarily of customer relationships, tradenames, developed technology and patents. Intangible assets with definite lives are amortized over periods generally ranging from 5-30 years. The Company amortizes intangible assets with definite lives using either an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the assets' useful life, or using a straight line method. Approximately 80% of the gross value of definite-lived intangible assets follow an accelerated amortization method. These definite lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The Company did not record any material impairments related to its definite lived intangible assets in 2021, 2020 or 2019. The Company also has some tradenames that are considered to be indefinite-lived intangible assets. These indefinite-lived intangible assets are not amortized and are tested for impairment annually, unless circumstances dictate the need for more frequent assessment.

The accounting guidance related to testing indefinite-lived intangible assets for impairment provides entities an option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the asset is not impaired, the entity would not need to calculate the fair value of the asset. The Company performed the qualitative assessment which resulted in no impairment in 2021, 2020 and 2019.

Other Long-Lived Assets

The Company reviews depreciable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, an impairment charge is recorded. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of impaired assets is determined using expected cash flow estimates, quoted market prices when available and appraisals as appropriate. The Company did not record any material impairment charges in 2021, 2020 or 2019.

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

HUBBELL INCORPORATED - Form 10-K	57

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

In addition, the accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. For any amount of benefit to be recognized, it must be determined that it is more-likely-than-not that a tax position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of benefit to be recognized is based on the Company’s assertion of the most likely outcome resulting from an examination, including resolution of any related appeals or litigation processes. Companies are required to reflect only those tax positions that are more-likely-than-not to be sustained. See Note 14 — Income Taxes for additional information.

Research and Development

Research and development expenditures represent costs to discover and/or apply new knowledge in developing a new product, process, or in bringing about a significant improvement to an existing product or process. Research and development expenses are recorded as a component of Cost of goods sold. Expenses for research and development were approximately 3% of Cost of goods sold in each of 2021, 2020 and in 2019.

Retirement Benefits

The Company maintains various defined benefit pension plans for some of its U.S. and foreign employees. The accounting guidance for retirement benefits requires the Company to recognize the funded status of its defined benefit pension and postretirement plans as an asset or liability in the Consolidated Balance Sheet. Gains or losses, prior service costs or credits, and transition assets or obligations that have not yet been included in net periodic benefit cost as of the end of the year are recognized as components of Accumulated other comprehensive loss, net of tax, within Hubbell shareholders’ equity. The Company’s policy is to fund pension costs within the ranges prescribed by applicable regulations. In addition to providing defined benefit pension benefits, the Company provides health care and life insurance benefits for some of its active and retired employees. The Company’s policy is to fund these benefits through insurance premiums or as actual expenditures are made. See also Note 12 — Retirement Benefits.

Earnings Per Share

Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends. As a result, the earnings per share accounting guidance requires the Company to use the two-class method for calculating earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities. Basic earnings per share is calculated as net income available to common shareholders divided by the weighted average number of shares of common stock outstanding. Earnings per diluted share is calculated as net income available to common shareholders divided by the weighted average number of shares outstanding of common stock plus the incremental shares outstanding assuming the exercise of dilutive stock options, stock appreciation rights and performance shares. See also Note 19 — Earnings Per Share.

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

The Company records deferred tax assets for awards that will result in deductions on its tax returns, based upon the amount of compensation cost recognized and the statutory tax rate in the jurisdiction in which it will receive a deduction. See also Note 18 — Stock-Based Compensation.

58	HUBBELL INCORPORATED - Form 10-K

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are effective for all entities beginning on March 12, 2020 through December 31, 2022. The Company may elect to apply the amendments prospectively through December 31, 2022. The Company has not adopted this ASU as of December 31, 2021.
The Company is currently assessing the impact of adopting this standard on its financial statements and the timing of adoption.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This standard is effective for fiscal years beginning after December 15, 2021 and should be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard on its financial statements and the timing of adoption.

NOTE 2 Discontinued Operations

On October 26, 2021, Hubbell entered into a definitive agreement to sell its Commercial and Industrial Lighting business to GE Current, a Daintree company, for a cash purchase price of $350 million, subject to customary adjustments with respect to working capital and net indebtedness. We have concluded the divestiture of this business represents a strategic shift that will have a major effect on our operations and financial results, and as a result, is reported as a discontinued operation in our Consolidated Financial Statements for all periods presented. The assets and liabilities of this business are also presented as held for sale in the Consolidated Balance Sheets. The Commercial and Industrial Lighting business was previously included in the Electrical Solutions segment.

On February 1, 2022 we completed the sale of the Commercial and Industrial Lighting business to GE Current. Under the terms of the transaction, Hubbell and the buyer entered into a short-term supply agreement whereby the Company will act as a supplier of finished goods and component parts to the Commercial and industrial Lighting business.

The following table presents the summarized components of income from discontinued operations, net of income taxes, for the Commercial and Industrial Lighting business:

	Year Ended December 31,
(in millions)	2021	2020	2019
Net sales	$509.4	$503.5	$644.5
Cost of goods sold	403.4	385.6	469.4
Gross profit	106.0	117.9	175.1
Selling & administrative expenses	88.5	85.1	111.2
Operating income	17.5	32.8	63.9
Other expense	(4.1)	(4.0)	(12.7)
Income from discontinued operations before income taxes	13.4	28.8	51.2
(Benefit) provision for income taxes	(21.1)	7.6	11.8
Income from discontinued operations, net of taxes	$34.5	$21.2	$39.4

Income from discontinued operations, net of taxes for the year ended December 31, 2021 includes pre-tax transaction and separation costs of $7.0 million and a one-time tax benefit of $25.1 million related to book-to-tax basis differences of the business.

HUBBELL INCORPORATED - Form 10-K	59

The following table presents balance sheet information for assets and liabilities held for sale:

	At December 31,
(in millions)	2021	2020
Cash and cash equivalents	$0.7	$1.0
Accounts receivable	83.1	81.3
Inventories, net	89.8	80.6
Other current assets	5.9	5.0
Assets held for sale - current	$179.5	$167.9
Property, Plant, and Equipment, net	77.7	80.4
Goodwill	50.2	50.2
Other Intangible assets, net	37.3	40.0
Other long-term assets	11.9	13.5
Assets held for sale - non-current	$177.1	$184.1
Accounts payable	50.2	38.8
Accrued salaries, wages and employee benefits	8.5	7.1
Accrued insurance	3.9	4.4
Other accrued liabilities	28.7	29.4
Liabilities held for sale - current	$91.3	$79.7
Other Non-Current Liabilities	18.8	17.8
Liabilities held for sale - non-current	$18.8	$17.8

60	HUBBELL INCORPORATED - Form 10-K

NOTE 3 Revenue

Approximately two-thirds of the Company's Net sales are to distributors who then sell directly into our end markets. Within the Utility Solutions segment, our businesses sell to distributors, with the majority of sales to the utility end markets. Our businesses within the Utility Solutions segment also sell directly into transmission and distribution utility markets.

The following table presents disaggregated revenue by business group. Prior period amounts have been reclassified to conform to our organizational changes as described in Note 1 - Basis of Presentation and Note 2 - Discontinued Operations:

	Twelve Months Ended December 31,
in millions	2021	2020	2019
Net sales
Commercial and Industrial	$1,150.1	$918.7	$1,013.1
Heavy Industrial	337.5	302.0	382.9
Residential and Retail	372.1	382.4	380.6
Total Electrical Solutions	$1,859.7	$1,603.1	$1,776.6
Utility T&D Components	1,679.8	1,445.1	1,434.2
Utility Communications and Controls	654.6	634.3	735.8
Total Utility Solutions	$2,334.4	$2,079.4	$2,170.0
TOTAL(1)	$4,194.1	$3,682.5	$3,946.6
(1) Sales of the Company's Commercial and Industrial Lighting business are included in earnings from discontinued operations, net of tax, on the Company's Consolidated Statements of Operations in the years ended December 31, 2021, 2020, and 2019. See Note 2, Discontinued Operations for further information.

The following table presents disaggregated third-party Net sales by geographic location (on a geographic basis, the Company defines "international" as operations based outside of the United States and its possessions):

	Twelve Months Ended December 31,
in millions	2021	2020	2019
Net sales
United States	$1,604.9	$1,389.0	$1,509.1
International	254.8	214.1	267.5
Total Electrical Solutions	$1,859.7	$1,603.1	$1,776.6
United States	2,204.9	1,967.9	2,037.0
International	129.5	111.5	133.0
Total Utility Solutions	$2,334.4	$2,079.4	$2,170.0
TOTAL	$4,194.1	$3,682.5	$3,946.6

HUBBELL INCORPORATED - Form 10-K	61

Contract Balances

Our contract liabilities consist of advance payments for products as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in Other accrued liabilities and the non-current portion of deferred revenue is included in Other non-current liabilities in the Consolidated Balance Sheet.

Contract liabilities were $16.7 million as of December 31, 2021 compared to $29.8 million as of December 31, 2020. The $13.1 million decrease in our contract liabilities balance was primarily due to the recognition of $27.1 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2021, partially offset by a $14.0 million net increase in current year deferrals primarily due to timing of advance payments on certain orders. Impairment losses recognized on our receivables and contract assets were immaterial in the twelve months ended December 31, 2021. See Note 1 – Significant Accounting Policies in the Notes to Consolidated Financial Statements for additional information.

Unsatisfied Performance Obligations

The Company has elected the practical expedient to disclose only the value of unsatisfied performance obligations for contracts with an original expected length greater than one year. As of December 31, 2021, the Company had approximately $420 million of unsatisfied performance obligations for contracts with an original expected length of greater than one year, primarily relating to long-term contracts of the Aclara business (within the Utility Solutions segment) to deliver and install meters, metering communications and grid monitoring sensor technology. The Company expects that a majority of the unsatisfied performance obligations will be completed and recognized over the next 2 years.

HUBBELL INCORPORATED - Form 10-K	62

NOTE 4    Business Acquisitions and Dispositions

2020 Acquisitions

In the fourth quarter of 2020 we completed the following acquisitions:
The Company acquired all of the issued and outstanding shares of Armorcast Products Company, Inc. (“Armorcast”) for $136.3 million, net of cash acquired. Armorcast develops and manufactures polymer concrete and fiberglass products for the utility industry. Armorcast is reported in the Utility Solutions segment. We have recognized intangible assets of $51.2 million, primarily consisting of customer relationships and a tradename, and goodwill of $71.6 million as a result of this acquisition. The intangible assets will be amortized over a weighted average period of approximately 19 years.
The Company acquired all of the issued and outstanding shares of Beckwith Electric Co., Inc. (“Beckwith”) for $54.7 million, net of cash acquired. Beckwith is a manufacturer and installer of protection relay and distribution control units used in electronic power systems. Beckwith is reported in the Utility Solutions segment. We have recognized intangible assets of $32.6 million, primarily consisting of customer relationships, technology and a tradename, and goodwill of $12.7 million as a result of this acquisition. The intangible assets will be amortized over a weighted average period of approximately 15 years.
The Company acquired all of the issued and outstanding shares of AccelTex Solutions, LLC (“AccelTex”) for $45.1 million, net of cash acquired. AccelTex is a manufacturer of products and accessories for wireless networks. AccelTex is reported in the Electrical Solutions segment. We have recognized intangible assets of $19.4 million, primarily consisting of customer relationships and a tradename, and goodwill of $21.0 million as a result of this acquisition. The intangible assets will be amortized over a weighted average period of approximately 15 years.
In the fourth quarter of 2020 the Company also completed a $1.6 million asset acquisition and recognized $1.0 million of goodwill as a result.
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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the respective date of acquisition for all transactions (in millions):

Tangible assets acquired	$64.7
Intangible assets	103.2
Goodwill	106.3
Net deferred taxes	(8.8)
Other liabilities assumed	(27.8)
Total Estimate of Consideration Transferred, Net of Cash Acquired	$237.6

Cash used for the acquisition of businesses, net of cash acquired as reported in the Consolidated Statement of Cash Flows for the year ended December 31, 2021 is $0.1 million and for the year ended December 31, 2020 is $239.6 million and includes approximately $2.0 million of net working capital settlements relating to acquisitions completed in the previous year.

HUBBELL INCORPORATED - Form 10-K	63

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

In June of 2021, the Company completed the sale of the Consumer Analytics Solutions business for $9.8 million. The Consumer Analytics Solutions business was part of Aclara and was previously included in the Utility Solutions segment. Upon disposition, the Consumer Analytics Solutions business had assets of $15.9 million, including definite-lived intangibles of $8.7 million (primarily customer relationships and developed technology), goodwill of $1.9 million and total liabilities of $1.5 million (primarily composed of deferred revenue). As a result of the sale of the Consumer Analytics Solutions business, we recognized a pre-tax loss of $6.9 million that is included in Total other expense in the Consolidated Statement of Income.

NOTE 5    Receivables and Allowances

Receivables consist of the following components at December 31, (in millions):

	2021	2020
Trade accounts receivable	$695.7	$574.1
Non-trade receivables	24.9	21.7
Accounts receivable, gross	720.6	595.8
Allowance for credit memos, returns and cash discounts	(34.7)	(31.9)
Allowance for doubtful accounts	(10.6)	(10.6)
Total allowances	(45.3)	(42.5)
ACCOUNTS RECEIVABLE, NET	$675.3	$553.3

NOTE 6    Inventories

Inventories are classified as follows at December 31, (in millions):

	2021	2020
Raw material	$241.0	$185.0
Work-in-process	129.4	92.7
Finished goods	428.6	329.1
Subtotal	799.0	606.8
Excess of FIFO over LIFO cost basis	(136.9)	(80.1)
INVENTORIES, NET	$662.1	$526.7

HUBBELL INCORPORATED - Form 10-K	64

NOTE 7    Goodwill and Other Intangible Assets

Changes in the carrying amounts of goodwill for the years ended December 31, 2021 and 2020, by segment, were as follows (in millions):

	Segment
	Electrical Solutions	Utility Solutions	Total
BALANCE AT DECEMBER 31, 2019	$589.0	$1,172.6	$1,761.6
Current year acquisitions(1)	21.1	78.6	99.7
Prior year acquisitions	0.5	2.6	3.1
Foreign currency translation	3.1	5.6	8.7
BALANCE AT DECEMBER 31, 2020	$613.7	$1,259.4	$1,873.1
Prior year acquisitions(1)	—	6.6	6.6
Dispositions(1)	—	(1.9)	(1.9)
Foreign currency translation	(1.2)	(5.3)	(6.5)
BALANCE AT DECEMBER 31, 2021	$612.5	$1,258.8	$1,871.3
 (1) Refer to Note 4 – Business Acquisitions and Dispositions for additional information.

Goodwill of the Commercial and Industrial Lighting business is included in assets held for sale, non-current portion as of the beginning of the earliest period presented on the Company's Consolidated Balance Sheets. See Note 2, Discontinued Operations, for further information.

In 2020, the Company completed multiple acquisitions. These acquisitions have been accounted for as business combinations and have resulted in the recognition of $106.3 million of goodwill. The Company has not recorded any material goodwill impairments since the initial adoption of the related accounting guidance in 2002.

Identifiable intangible assets are recorded in Other intangible assets, net in the Consolidated Balance Sheet. Identifiable intangible assets are comprised of the following (in millions):

	December 31, 2021		December 31, 2020
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$181.3	$(67.6)	$182.0	$(59.5)
Customer relationships, developed technology and other	901.2	(374.0)	918.9	(311.4)
TOTAL DEFINITE-LIVED INTANGIBLES	1,082.5	(441.6)	1,100.9	(370.9)
Indefinite-lived:
Tradenames and other	40.6	—	40.6	—
TOTAL OTHER INTANGIBLE ASSETS	$1,123.1	$(441.6)	$1,141.5	$(370.9)

Amortization expense associated with these definite-lived intangible assets was $75.7 million, $72.1 million and $68.7 million in 2021, 2020 and 2019, respectively. Amortization expense associated with these intangible assets is expected to be $69.8 million in 2022, $65.4 million in 2023, $61.4 million in 2024, $57.3 million in 2025 and $53.7 million in 2026. The Company amortizes intangible assets with definite lives using either an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the assets' useful life, or using a straight line method. Approximately 80% of the gross value of definite-lived intangible assets follow an accelerated amortization method.

HUBBELL INCORPORATED - Form 10-K	65

NOTE 8    Investments

At December 31, 2021 and December 31, 2020, the Company held investments classified as available-for-sale and investments classified as trading securities. Investments classified as available-for-sale consisted of municipal bonds with an amortized cost basis of $53.3 million as of December 31, 2021. Investments classified as trading securities were composed primarily of debt and equity mutual funds and are stated at fair market value based on current quotes.

The following table sets forth selected data with respect to the Company’s investments at December 31, (in millions):

	2021					2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities	$53.3	$0.8	$(0.1)	$54.0	$54.0	$56.4	$1.4	$(0.1)	$57.7	$57.7
Trading securities	12.2	12.3	—	24.5	24.5	13.1	9.6	—	22.7	22.7
TOTAL INVESTMENTS	$65.5	$13.1	$(0.1)	$78.5	$78.5	$69.5	$11.0	$(0.1)	$80.4	$80.4

Contractual maturities of our investments in available-for-sale securities at December 31, 2021 were as follows (in millions):

	Amortized Cost	Fair Value
Available-for-sale securities
Due within 1 year	$9.4	$9.4
After 1 year but within 5 years	37.3	38.0
After 5 years but within 10 years	—	—
Due after 10 years	6.6	6.6
TOTAL	$53.3	$54.0

The total unrealized gain/(loss) recognized in the year relating to available-for-sale securities, net of tax, was $(0.4) million and $0.4 million at December 31, 2021 and 2020, respectively. These net unrealized gains/(losses) are included in Accumulated other comprehensive loss, net of tax. Net unrealized gains relating to trading securities have been reflected in the results of operations. The Company uses the specific identification method when identifying the cost basis used to calculate the gain or loss on these securities. Gains and losses for both available-for-sale and trading securities were not material in 2021, 2020 and 2019.

At December 31, 2021 and December 31, 2020, the Company had $54.0 million and $57.7 million, respectively, of available-for-sale municipal debt securities. These investments had an amortized cost of $53.3 million and $56.4 million, respectively. No allowance for credit losses related to our available-for-sale debt securities was recorded for the twelve months ended December 31, 2021. As of December 31, 2021 and December 31, 2020 the unrealized losses attributable to our available-for-sale debt securities was $0.1 million at each period end. The fair value of available-for-sale debt securities with unrealized losses was $12.2 million at December 31, 2021 and $6.1 million at December 31, 2020.

66	HUBBELL INCORPORATED - Form 10-K

NOTE 9    Property, Plant, and Equipment

Property, plant, and equipment, carried at cost, is summarized as follows at December 31, (in millions):

	2021	2020
Land	$28.1	$27.1
Buildings and improvements	209.7	213.7
Machinery, tools, and equipment	846.6	812.9
Construction-in-progress	69.5	53.7
Gross property, plant, and equipment	1,153.9	1,107.4
Less accumulated depreciation	(694.4)	(668.7)
PROPERTY, PLANT, AND EQUIPMENT, NET	$459.5	$438.7

Depreciable lives on buildings range between 20-45 years. Depreciable lives on machinery, tools, and equipment range between 3-15 years. The Company recorded depreciation expense of $61.7 million, $61.7 million and $60.2 million for 2021, 2020 and 2019, respectively.

HUBBELL INCORPORATED - Form 10-K	67

NOTE 10    Other Accrued Liabilities

Other accrued liabilities consist of the following at December 31, (in millions):

	2021	2020
Customer program incentives	$67.3	$37.4
Accrued income taxes	4.8	4.5
Contract liabilities - deferred revenue	16.7	29.8
Customer refund liability	16.7	15.9
Accrued warranties(1)	36.7	26.0
Current operating lease liabilities	27.1	30.6
Other	94.1	80.4
TOTAL	$263.4	$224.6
(1) Refer to Note 22 – Guarantees for additional information regarding warranties.

NOTE 11    Other Non-Current Liabilities

Other non-current liabilities consists of the following at December 31, (in millions):

	2021	2020
Pensions	$189.8	$198.6
Other post-employment benefits	17.0	21.2
Deferred tax liabilities	114.7	126.8
Accrued warranties long-term(1)	29.4	46.7
Non-current operating lease liabilities	58.3	71.9
Other	112.1	131.6
TOTAL	$521.3	$596.8
(1) Refer to Note 22 – Guarantees for additional information regarding warranties.

68	HUBBELL INCORPORATED - Form 10-K

NOTE 12    Retirement Benefits

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

The Company's U.S. defined benefit pension plans were approximately 87% of the $937.7 million total pension benefit obligations at December 31, 2021.

HUBBELL INCORPORATED - Form 10-K	69

The following table sets forth the reconciliation of beginning and ending balances of the benefit obligations and the plan assets for the Company’s defined benefit pension and other benefit plans at December 31, (in millions):

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$994.2	$938.7	$23.2	$23.8
Service cost	1.0	1.2	—	—
Interest cost	23.8	28.0	0.6	0.7
Plan participants’ contributions	—	—	—	—
Amendments	3.6	—	—	—
Actuarial loss/(gain)	(22.0)	89.6	(4.2)	0.2
Curtailment gain	—	(0.1)	—	—
Settlements	(0.1)	(24.7)	—	—
Currency impact	(0.9)	5.1	—	—
Other	(0.3)	—	—	—
Benefits paid	(61.6)	(43.6)	(0.7)	(1.5)
Benefit obligation at end of year	$937.7	$994.2	$18.9	$23.2
Change in plan assets
Fair value of plan assets at beginning of year	$805.1	$743.4	$—	$—
Actual return on plan assets	15.6	94.9	—	—
Employer contributions	7.9	29.5	0.7	1.5
Plan participants’ contributions	—	—	—	—
Settlements	(0.1)	(24.7)	—	—
Currency impact	(1.3)	5.6	—	—
Benefits paid	(61.6)	(43.6)	(0.7)	(1.5)
Fair value of plan assets at end of year	$765.6	$805.1	$—	$—
FUNDED STATUS	$(172.1)	$(189.1)	$(18.9)	$(23.2)
Amounts recognized in the consolidated balance sheet consist of:
Prepaid pensions (included in Other long-term assets)	$24.8	$16.4	$—	$—
Accrued benefit liability (short-term and long-term)	(196.9)	(205.5)	(18.9)	(23.2)
NET AMOUNT RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET	$(172.1)	$(189.1)	$(18.9)	$(23.2)
Amounts recognized in Accumulated other comprehensive loss (income) consist of:
Net actuarial loss	$263.1	$275.4	$(3.4)	$0.6
Prior service cost (credit)	6.9	3.5	—	—
NET AMOUNT RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS	$270.0	$278.9	$(3.4)	$0.6

The accumulated benefit obligation for all defined benefit pension plans was $937.6 million and $993.9 million at December 31, 2021 and 2020, respectively. Information with respect to plans with accumulated benefit obligations in excess of plan assets is as follows, (in millions):

	2021	2020
Projected benefit obligation	$817.7	$865.1
Accumulated benefit obligation	$817.7	$865.1
Fair value of plan assets	$620.7	$659.5

70	HUBBELL INCORPORATED - Form 10-K

The following table sets forth the components of pension and other benefit costs for the years ended December 31, (in millions):

	Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost:
Service cost	$1.0	$1.2	$2.2	$—	$—	$0.1
Interest cost	23.8	28.0	34.6	0.6	0.7	1.1
Expected return on plan assets	(36.5)	(33.9)	(30.7)	—	—	—
Amortization of prior service cost (credit)	0.2	0.2	0.2	—	(0.4)	(0.9)
Amortization of actuarial losses (gains)	10.8	9.8	9.6	(0.1)	(0.1)	0.1
Curtailment and settlement losses	—	7.5	0.3	—	—	—
Net periodic benefit cost	$(0.7)	$12.8	$16.2	$0.5	$0.2	$0.4
Changes recognized in other comprehensive loss (income), before tax:
Current year net actuarial loss (gain)	$(1.4)	$28.6	$31.5	$(4.1)	$0.1	$(2.0)
Current year prior service credit	3.6	—	—	—	—	—
Amortization of prior service (cost) credit	(0.2)	(0.2)	(0.2)	—	0.4	0.9
Amortization of net actuarial (losses) gains	(10.8)	(9.8)	(9.6)	0.1	0.1	(0.1)
Currency impact	(0.2)	0.1	0.7	—	—	—
Settlement adjustment	—	(7.6)	—	—	—	—
Curtailment adjustments	—	0.1	(0.3)	—	—	—
Total recognized in other comprehensive loss	(9.0)	11.2	22.1	(4.0)	0.6	(1.2)
TOTAL RECOGNIZED IN NET PERIODIC PENSION COST AND OTHER COMPREHENSIVE LOSS	$(9.7)	$24.0	$38.3	$(3.5)	$0.8	$(0.8)

The Company also maintains four primary defined contribution pension plans. The total cost of the Company's defined contribution plans was $23.3 million in 2021, $21.0 million in 2020 and $20.8 million in 2019, excluding the employer match for the 401(k) plan. This cost is not included in the above net periodic benefit cost for the defined benefit pension plans.

In 2019, 2020 and 2021 the Company participated in one multi-employer defined benefit pension plan. The Company’s total contributions while participating in this plan was $0.2 million in each of these years.

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

HUBBELL INCORPORATED - Form 10-K	71

Assumptions

The following assumptions were used to determine the projected benefit obligations at the measurement date and the net periodic benefit cost for the year:

	Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	2.79%	2.47%	3.17%	2.90%	2.50%	3.30%
Rate of compensation increase	0.08%	0.24%	2.94%	3.87%	3.99%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	2.47%	3.17%	4.24%	2.50%	3.30%	4.40%
Expected return on plan assets	4.66%	4.69%	4.75%	N/A	N/A	N/A
Rate of compensation increase	0.24%	2.94%	3.25%	3.99%	4.00%	4.05%

At the end of each year, the Company determines the appropriate expected return on assets for each plan based upon its strategic asset allocation (see discussion below). In making this determination, the Company utilizes expected returns for each asset class based upon current market conditions and expected risk premiums for each asset class.

The Company also determines the discount rate to be used to calculate the present value of pension plan liabilities at the end of each year. The discount rate for the Company’s U.S. and Canadian pension plans is determined by matching the expected cash flows associated with its benefit obligations to the expected cash flows of a hypothetical portfolio of high quality, fixed income debt instruments with maturities that closely match the expected funding period of its pension liabilities. As of December 31, 2021, the Company used a discount rate of 2.90% for its U.S. pension plans compared to a discount rate of 2.60% used in 2020. For its Canadian pension plan, the Company used a discount rate of 2.98% as of December 31, 2021 compared to a 2.55% discount rate used in 2020.

For its UK pension plan the discount rate was derived using a full yield curve and uses plan specific cash flows. The derived discount rate is the single discount rate equivalent to discounting these liability cash flows at the term-dependent spot rate of AA corporate bonds. This methodology resulted in a December 31, 2021 discount rate for the UK pension plan of 1.80% as compared to a discount rate of 1.40% used in 2020.

In 2019 we changed the mortality table used to calculate the present value of our pension plan liabilities from the RP-2014 mortality table, with generational projection from 2006 using Scale MP-2018 to the Pri-2012 mortality table, with generational projection from 2012 using Scale MP-2019. In 2020 we used the Pri-2012 mortality table and adopted the MP-2020 projection scale and in 2021 we used the Pri-2012 mortality table and adopted the MP-2021 projection scale The Pri-2012 mortality table with adjustment for collar as appropriate and generational projection from 2012 using Scale MP-2021 was chosen as the best estimate based on the observed and anticipated experience of the plans after considering alternative tables. These changes did not have a material impact to the projected benefit obligation of our U.S. plans upon remeasurement.

The rate of compensation increase assumption reflects the Company’s actual experience and best estimate of future increases.

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	Other Benefits
	2021	2020	2019
Assumed health care cost trend rates at December 31,
Health care cost trend assumed for next year	6.2%	6.4%	6.6%
Rate to which the cost trend is assumed to decline	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2028	2028	2028

72	HUBBELL INCORPORATED - Form 10-K

Plan Assets

The Company’s combined targeted 2022 weighted average asset allocation for domestic and foreign pension plans and the actual weighted average asset allocation for domestic and foreign pension plans at December 31, 2021 and 2020 by asset category are as follows:

	Percentage of Plan Assets
	Target	Actual
Asset Category	2022	2021	2020
Equity securities	30%	22%	24%
Debt securities & Cash	70%	77%	74%
Alternative Investments	—%	1%	2%
TOTAL	100%	100%	100%

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

To achieve this result, the Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific policy benchmark percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then tactically managed within these ranges. Derivative investments include futures contracts used by the plan to adjust the level of its investments within an asset allocation category. The actual and target percentages reported in the preceding table reflect the economic exposure to each asset category, including the impact of derivative positions. All futures contracts are 100% supported by cash or cash equivalent investments. At no time may derivatives be utilized to leverage the asset portfolio. At December 31, 2021 and 2020, there were no holdings of Company stock in pension plan assets.

The Company’s other post-employment benefits are unfunded; therefore, no asset information is reported.

HUBBELL INCORPORATED - Form 10-K	73

The fair value of the Company’s pension plan assets at December 31, 2021 and 2020, by asset category are as follows (in millions):

		Quoted Prices in Active Markets for Identical Assets	Quoted Prices in Active Market for Similar Asset	Significant Unobservable Inputs	Investments Priced Using Net Asset Value
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$8.9	$8.9	$—	$—	$—
Equity securities:
Equity Mutual Funds	31.7	31.7	—	—	—
Common Pooled Equity Funds (a)	123.3	—	123.3	—	—
Fixed Income Securities:
U.S. Treasuries	55.0	—	55.0	—	—
State and Local Municipal Bonds	6.2	—	6.2	—	—
Sovereign Debt	7.1	—	7.1	—	—
Corporate Bonds (b)	141.6	—	141.6	—	—
Fixed Income Mutual Funds	55.5	55.5	—	—	—
Common Pooled Fixed Income Funds (c)	306.3	—	275.2	—	31.1
Alternative Investment Funds (d)	7.1	—	—	—	7.1
Common Pooled Funds (e)	22.9	0.5	22.4	—	—
BALANCE AT DECEMBER 31, 2021	$765.6	$96.6	$630.8	$—	$38.2

		Quoted Prices in Active Markets for Identical Assets	Quoted Prices in Active Market for Similar Asset	Significant Unobservable Inputs	Investments Priced Using Net Asset Value
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$26.6	$26.6	$—	$—	$—
Equity securities:
Equity Mutual Funds	29.8	29.8	—	—	—
Common Pooled Equity Funds (a)	153.9	—	153.9	—	—
Fixed Income Securities:
U.S. Treasuries	52.0	—	52.0	—	—
State and Local Municipal Bonds	9.3	—	9.3	—	—
Sovereign Debt	9.3	—	9.3	—	—
Corporate Bonds (b)	145.1	—	145.1	—	—
Fixed Income Mutual Funds	59.9	59.9	—	—	—
Common Pooled Fixed Income Funds (c)	279.4	—	279.4	—	—
Alternative Investment Funds (d)	14.3	—	—	—	14.3
Common Pooled Funds (e)	25.5	0.5	25.0	—	—
BALANCE AT DECEMBER 31, 2020	$805.1	$116.8	$674.0	$—	$14.3
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

Investments priced using Net Asset Value ("NAV") within Alternative Investment Funds and Common Pooled Fixed Income Funds in the preceding tables consist of fund of fund products. These products invest in a number of investment funds managed by a diversified group of third-party investment managers who employ a variety of investment strategies, including relative value, security selection, distressed value, global macro, specialized credit and directional strategies. The objective of these funds is to achieve the desired capital appreciation or fixed income as applicable with lower volatility than either traditional equity or fixed income securities.

74	HUBBELL INCORPORATED - Form 10-K

Contributions

In 2021, there were no contributions to the Company's U.S. qualified plans required by the Pension Protection Act of 2006. The Company contributed $0.1 million to its foreign qualified plans in 2021. The Company entered into a settlement agreement with a multi-employer pension plan in December of 2019 and, pursuant to that agreement, made a $10.0 million cash payment in 2019, $6.0 million cash payment in 2020, and $5.0 million cash payment in 2021, according to the terms of that settlement agreement.

Estimated Future Benefit Payments

The following domestic and foreign benefit payments, which reflect future service, as appropriate, are expected to be paid as follows, (in millions):

	Pension Benefits	Other Benefits
2022	$55.1	$1.7
2023	$55.4	$1.6
2024	$55.4	$1.5
2025	$55.6	$1.4
2026	$55.8	$1.3
2027-2031	$263.9	$5.6

NOTE 13    Debt

The following table sets forth the Company’s long-term debt at December 31, (in millions):

	Maturity	2021	2020
Senior notes at 3.625%	2022	$—	$299.2
Senior notes at 3.35%	2026	397.2	396.5
Senior notes at 3.15%	2027	297.0	296.4
Senior notes at 3.50%	2028	445.5	444.8
Senior notes at 2.300%	2031	295.8	—
TOTAL LONG-TERM DEBT(a)		$1,435.5	$1,436.9
(a) Long-term debt is presented net of debt issuance costs and unamortized discounts.

On March 12, 2021, the Company, as borrower, and its subsidiaries Hubbell Power Holdings S.à r.l. and Harvey Hubbell Holdings S.à r.l., each as a subsidiary borrower (collectively, the “Subsidiary Borrowers”), entered into a new five-year credit agreement with a syndicate of lenders and JPMorgan Chase, N.A., as administrative agent, that provides a $750 million committed revolving credit facility (the "2021 Credit Facility"). Commitments under the 2021 Credit Facility may be increased to an aggregate amount not to exceed $1.25 billion. The 2021 Credit Facility includes a $50 million sub-limit for the issuance of letters of credit. The sum of the dollar amount of loans and letters of credits to the Subsidiary Borrowers under the 2021 Credit Facility may not exceed $75 million.

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

The 2021 Credit Facility contains a financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of December 31, 2021. As of December 31, 2021, the 2021 Credit Facility was undrawn.

In connection with entry into the 2021 Credit Facility, the Company terminated all commitments under the existing credit facility dated as of January 31, 2018.

HUBBELL INCORPORATED - Form 10-K	75

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

The 2031 Notes are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default (including as a result of the Company's failure to meet certain non-financial covenants) under the indenture governing the notes or upon a change in control triggering event as defined in such indenture. The Company was in compliance with all non-financial covenants as of December 31, 2021.

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

The 2026 Notes, 2027 Notes, 2028 Notes and 2031 Notes, are all fixed rate indebtedness, are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default (including as a result of the Company's failure to meet certain non-financial covenants) under the indenture governing the notes, as modified by the supplemental indentures creating such notes, or upon a change in control triggering event as defined in such indenture. The Company was in compliance with all non-financial covenants as of December 31, 2021.

At December 31, 2021 and 2020, the Company had $9.7 million and $153.1 million, respectively, of short-term debt outstanding composed of:

◦$150.0 million of commercial paper borrowings outstanding at December 31, 2020. There was no commercial paper borrowings outstanding as of December 31, 2021.

◦$1.6 million at December 31, 2021 and $3.1 million at December 31, 2020, respectively, of borrowings to support our international operations in China as well as $8.1 million of other short term debt at December 31, 2021 to support operations.

76	HUBBELL INCORPORATED - Form 10-K

Other information related to short-term debt at December 31, is summarized below:

	2021	2020
Weighted average interest rate on short-term debt:
At year end	2.98%	0.32%

The Company also maintains other lines of credit that are primarily used to support the issuance of letters of credit. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. At December 31, 2021 and 2020 these lines totaled $30.0 million and $32.1 million, respectively, of which $23.2 million and $19.3 million was utilized to support letters of credit and the remaining amount was unused. The annual commitment fees associated with these lines of credit are not material.

Interest and fees paid related to total indebtedness was $65.6 million, $54.4 million and $62.8 million in 2021, 2020 and 2019, respectively. The $65.6 million paid in 2021 includes $16.0 million related to the make whole payment for the extinguishment of the 2022 Notes.

NOTE 14    Income Taxes

The following table sets forth selected data with respect to the Company’s income tax provisions of continuing operations for the years ended December 31, (in millions):

	2021	2020	2019
Income before income taxes:
United States	$347.5	$340.7	$345.2
International	111.8	83.8	124.0
TOTAL INCOME BEFORE INCOME TAXES	$459.3	$424.5	$469.2
Provision for income taxes — current:
Federal	$43.3	$56.3	$57.9
State	13.0	15.1	14.2
International	22.7	17.0	25.1
Total provision — current	79.0	88.4	97.2
Provision for income taxes — deferred:
Federal	8.8	1.5	7.6
State	1.9	0.2	(0.7)
International	(1.5)	(0.3)	(2.9)
Total provision — deferred	9.2	1.4	4.0
TOTAL PROVISION FOR INCOME TAXES	$88.2	$89.8	$101.2

HUBBELL INCORPORATED - Form 10-K	77

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. The components of the deferred tax assets/(liabilities) of continuing operations at December 31, were as follows (in millions):

	2021	2020
Deferred tax assets:
Inventories	$10.2	$7.7
Lease liabilities	20.5	24.6
Income tax credits	22.8	21.1
Accrued liabilities	38.5	40.5
Pension	43.1	48.4
Basis difference in subsidiary	25.1	—
Post retirement and post employment benefits	4.9	6.0
Stock-based compensation	6.7	7.3
Loss carryforwards	17.3	20.5
Miscellaneous other	17.0	17.0
Gross deferred tax assets	206.1	193.1
Valuation allowance	(32.6)	(29.5)
Total deferred tax assets, net of valuation allowance	173.5	163.6
Deferred tax liabilities:
Liability on undistributed foreign earnings	(7.9)	(9.6)
Goodwill and intangibles	(205.2)	(207.2)
Right-of-use assets	(19.5)	(23.9)
Property, plant, and equipment	(50.4)	(44.6)
Total deferred tax liabilities	(283.0)	(285.3)
TOTAL NET DEFERRED TAX LIABILITY	$(109.5)	$(121.7)
Deferred taxes are reflected in the Consolidated Balance Sheet as follows:
Non-current tax assets (included in Other long-term assets)	5.2	5.1
Non-current tax liabilities (included in Other Non-Current Liabilities)	(114.7)	(126.8)
TOTAL NET DEFERRED TAX LIABILITY	$(109.5)	$(121.7)

As of December 31, 2021, the Company had a total of $22.8 million of U.S. federal, state (net of federal benefit) and foreign tax credit carryforwards, available to offset future income taxes. As of December 31, 2021, $16.6 million of the tax credits may be carried forward indefinitely while the remaining $6.2 million will begin to expire at various times in 2022 through 2036. As of December 31, 2021, the Company had recorded tax benefits totaling $16.7 million for U.S. federal, state and foreign net operating loss carryforwards (“NOLs”). As of December 31, 2021, $7.1 million of NOLs may be carried forward indefinitely while the remaining $9.5 million will begin to expire at various times in 2022 through 2040. The tax benefit related to a portion of these NOLs has been adjusted to reflect an “ownership change” pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the utilization of pre-acquisition operating losses. The Company has recorded a net valuation allowance of $32.6 million on certain deferred tax assets including a portion of foreign and state tax credit carryforwards, capital loss carryforwards and NOLs that the Company anticipates will expire prior to utilization.

During 2019, the Company repatriated certain of its foreign earnings. As of December 31, 2021, the Company also anticipates repatriating certain of its foreign earnings in the future. The accompanying financial statements reflect the income tax expense associated with actual and anticipated remittances related to certain of our outside basis differences. The Company has not provided for the income tax effects of distributing the remaining approximately $370 million of undistributed foreign earnings as those amounts are either permanently reinvested or intended to be reinvested in our international operations. It is not practicable to estimate the tax cost associated with a remittance of such earnings.

Cash payments of income taxes were $84.0 million, $96.2 million and $91.9 million in 2021, 2020, and 2019, respectively.

78	HUBBELL INCORPORATED - Form 10-K

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The IRS and other tax authorities routinely audit the Company’s tax returns. These audits can involve complex issues which may require an extended period of time to resolve. The Company is currently under U.S. federal examination for 2017 and 2018. With few exceptions, the Company is no longer subject to state, local, or income tax examinations by tax authorities for years prior to 2017.
The following tax years, by major jurisdiction, are still subject to examination by taxing authorities:

Jurisdiction	Open Years
United States	2017-2021
UK	2019-2021
Puerto Rico	2017-2021
Canada	2017-2021

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2021	2020	2019
Unrecognized tax benefits at beginning of year	$47.6	$41.9	$38.9
Additions based on tax positions relating to the current year	6.1	7.4	7.0
Reductions based on expiration of statute of limitations	(10.3)	(6.2)	(5.2)
Additions/(Subtractions) to tax positions relating to previous years	(2.2)	4.5	1.6
Settlements	—	—	(0.4)
TOTAL UNRECOGNIZED TAX BENEFITS	$41.2	$47.6	$41.9

Included in the balance at December 31, 2021 are approximately $36.2 million of tax positions which, if in the future are determined to be recognizable, would affect the annual effective income tax rate. Additionally, there are $0.9 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the applicable taxing authority to an earlier period. It is reasonably possible that in the next twelve months, because of changes in facts and circumstances, the unrecognized tax benefits may increase or decrease.

The Company estimates a possible decrease of approximately $5 million to $14 million within the next twelve months due to the expiration of the statute of limitations and audit resolutions.

The Company’s policy is to record interest and penalties associated with the underpayment of income taxes within Provision for income taxes in the Consolidated Statement of Income. The Company recognized expense, before federal tax impact, related to interest and penalties of approximately $0.3 million in 2021, $0.2 million in 2020 and $0.1 million in 2019. The Company had $7.6 million and $7.3 million accrued for the payment of interest and penalties as of December 31, 2021 and December 31, 2020, respectively.

The consolidated effective income tax rate varied from the United States federal statutory income tax rate of continuing operations for the years ended December 31, as follows:

	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.5	2.9	2.3
Foreign income taxes	(0.5)	(0.2)	(0.8)
Federal R&D Credit	(1.4)	(1.3)	(1.0)
Other, net	(2.4)	(1.2)	0.1
CONSOLIDATED EFFECTIVE INCOME TAX RATE	19.2%	21.2%	21.6%

The foreign income tax benefit shown is primarily due to lower statutory rates in foreign jurisdictions compared to the Federal statutory income tax rate.

HUBBELL INCORPORATED - Form 10-K	79

NOTE 15    Financial Instruments and Fair Value Measurement

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

At December 31, 2021 our accounts receivable balance was $675.3 million, net of allowances of $10.6 million. The allowance for doubtful accounts has not materially changed since December 31, 2020.

Fair Value: The carrying amounts reported in the Consolidated Balance Sheet for cash and cash equivalents, short-term investments, receivables, bank borrowings, accounts payable and accruals approximate their fair values given the immediate or short-term nature of these items. See also Note 8 — Investments.

Fair value measurements

At December 31, 2021 and 2020 the Company had $78.5 million and $80.4 million respectively, of investments carried on the balance sheet at fair value. Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The FASB fair value measurement guidance established a fair value hierarchy that prioritizes the inputs used to measure fair value. Refer to Note 8 — Investments for more information about these investments.

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

80	HUBBELL INCORPORATED - Form 10-K

The following tables show, by level within the fair value hierarchy, the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2021 and 2020 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
Money market funds (a)	$58.5	$—	$—	$58.5
Available for sale investments	—	54.0	—	54.0
Trading securities	24.5	—	—	24.5
Deferred compensation plan liabilities	(24.5)	—	—	(24.5)
Derivatives:
Forward exchange contracts-Assets (b)	—	0.5	—	0.5
BALANCE AT DECEMBER 31, 2021	$58.5	$54.5	$—	$113.0

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
Money market funds (a)	$26.6	$—	$—	$26.6
Available-for-sale investments	—	57.7	—	57.7
Trading securities	22.7	—	—	22.7
Deferred compensation plan liabilities	(22.7)	—	—	(22.7)
Derivatives:
Forward exchange contracts-(Liabilities) (c)	—	(0.8)	—	(0.8)
BALANCE AT DECEMBER 31, 2020	$26.6	$56.9	$—	$83.5
(a)Money market funds and time deposits are included in Cash and cash equivalents in the Consolidated Balance Sheet.
(b)Forward exchange contracts-Assets are reflected in Other current assets in the Consolidated Balance Sheet.
(c)Forward exchange contracts-(Liabilities) are reflected in Other accrued liabilities in the Consolidated Balance Sheet.

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

Deferred compensation plan

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During 2021 and 2020, the Company purchased $2.7 million and $3.0 million, respectively, of trading securities related to these deferred compensation plans. As a result of participant distributions, the Company sold $3.6 million and $2.0 million of these trading securities in 2021 and 2020 respectively. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

Long-term Debt

As of December 31, 2021 and December 31, 2020, the carrying value of long-term debt, net of unamortized discount and debt issuance costs, was $1,435.5 million and $1,436.9 million, respectively. The estimated fair value of the long-term debt as of December 31, 2021 and December 31, 2020 was $1,524.5 million and $1,569.5 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

HUBBELL INCORPORATED - Form 10-K	81

NOTE 16    Commitments and Contingencies

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

The Company is subject to environmental laws and regulations which may require that it investigate and remediate the effects of potential contamination associated with past and present operations as well as those acquired through business combinations. Environmental liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The Company continues to monitor these environmental matters and revalues its liabilities as necessary. Total environmental liabilities were $6.4 million and $7.6 million as of December 31, 2021 and 2020, respectively.

The Company accounts for conditional asset retirement and environmental obligations in accordance with the applicable accounting guidance. The accounting guidance defines “conditional asset retirement obligation” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Asset retirement obligations were not material as of December 31, 2021 and 2020.

82	HUBBELL INCORPORATED - Form 10-K

NOTE 17    Capital Stock

Activity in the Company’s common shares outstanding is set forth below for the three years ended December 31, 2021 (in thousands):

Common Stock
OUTSTANDING AT DECEMBER 31, 2018	54,715
Exercise of stock appreciation rights	84
Director compensation arrangements, net	10
Restricted/performance shares activity, net of forfeitures	39
Acquisition/surrender of shares	(334)
OUTSTANDING AT DECEMBER 31, 2019	54,514
Exercise of stock appreciation rights	87
Director compensation arrangements, net	9
Restricted/performance shares activity, net of forfeitures	132
Acquisition/surrender of shares	(359)
OUTSTANDING AT DECEMBER 31, 2020	54,383
Exercise of stock appreciation rights	147
Director compensation arrangements, net	7
Restricted/performance shares activity, net of forfeitures	101
Acquisition/surrender of shares	(120)
OUTSTANDING AT DECEMBER 31, 2021	54,518

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

Shares of the Company’s common stock were reserved at December 31, 2021 as follows (in thousands):

Common Stock

Future grant of stock-based compensation	1,684
Shares reserved under other equity compensation plans	139
TOTAL	1,823

HUBBELL INCORPORATED - Form 10-K	83

NOTE 18    Stock-Based Compensation

As of December 31, 2021, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. For those awards that vest immediately upon retirement eligibility, the Company recognizes compensation cost immediately for retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

The Company’s long-term incentive program for awarding stock-based compensation includes a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s common stock pursuant to the Award Plan. Under the Award Plan, the Company may authorize up to 9.7 million shares of common stock to settle awards of restricted stock, performance shares, or SARs. The Company issues new shares to settle stock-based awards. In 2021, the Company's grant of stock-based awards included restricted stock, SARs and performance shares.

Stock-based compensation expense recognized by the Company was $17.5 million in 2021, $21.9 million in 2020 and $14.5 million in 2019, and was lower in 2019 as the Company shifted the timing of its annual grant from the fourth quarter of 2019 to the first quarter of 2020. The total income tax benefit recognized was $3.2 million in 2021, $3.2 million in 2020, and $2.2 million in 2019. The net tax windfall recorded as a result of exercise or vesting (depending on the type of award) was $6.8 million, $3.4 million, and $3.3 million in 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $18.7 million, pretax, of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be primarily recognized through 2024.

Stock-based compensation expense is recorded in S&A expense as well as Cost of goods sold. Of the total 2021 expense, $15.8 million was recorded to S&A expense and $1.7 million was recorded to Cost of goods sold. In 2020 and 2019, $20.4 million and $13.5 million, respectively, was recorded to S&A expense and $1.5 million and $1.0 million, respectively, was recorded to Cost of goods sold. Stock-based compensation costs capitalized to inventory was $0.4 million in 2021, $0.4 million in 2020 and $0.2 million in 2019.

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

Restricted Stock Issued to Employees - Market Condition

The Company granted certain restricted stock awards that vest subject to the achievement of a market-based condition (referred to as performance based restricted stock, or PBRS). These awards were granted to certain employees in 2017. No PBRS awards were granted since 2017. PBRS awards are expensed on a straight-line basis over the requisite service period which starts on the date of the grant and ends upon the completion of the performance period. Expense is recognized irrespective of the market condition being achieved.

PBRS awards are earned if the Company’s relative TSR performance over a three year period is equal to or exceeds the 20th percentile as compared to the TSR of other companies in the S&P Capital Goods 900 Index, and service through the requisite service period or the retirement-eligibility date. If this market-based condition is achieved, the awards will vest at 100% of the number of awards granted. If the market-based condition is not achieved the awards will not vest. The fair value of these awards was determined based upon a lattice model.

84	HUBBELL INCORPORATED - Form 10-K

The three year performance period for awards granted in 2017 ended on December 31, 2020. The performance condition was met and approximately 18,100 shares vested and were approved by the Compensation Committee in February 2021. The fair value of the shares at vesting was approximately $3.0 million.

Restricted Stock Issued to Non-employee Directors

In 2021, 2020 and 2019, each non-employee director received a restricted stock grant. These grants are made on the date of the annual meeting of shareholders and vest at the following year’s annual meeting of shareholders, or upon certain other events. The grant is subject to forfeiture if the director’s service terminates prior to the date of the next regularly scheduled annual meeting of shareholders. During 2021, 2020 and 2019, the Company granted 6,741 shares, 7,413 shares, and 8,216 shares, respectively, to non-employee directors.

Restricted Stock Issued to Employees and Non-employee Directors

Activity related to both employee and non-employee restricted stock for the year ended December 31, 2021 is as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value/Share
RESTRICTED STOCK AT DECEMBER 31, 2020	222	$124.77
Shares granted	77	166.46
Shares vested	(103)	122.76
Shares forfeited	(12)	139.98
RESTRICTED STOCK AT DECEMBER 31, 2021	184	$141.99

The weighted average fair value per share of restricted stock granted in 2021, 2020 and 2019 was $166.46, $145.48 and $127.89, respectively. The total fair value of restricted stock vested in 2021, 2020 and 2019 was $12.6 million, $7.8 million and $8.9 million, respectively.

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

Activity related to SARs for the year ended December 31, 2021 is as follows (in thousands, except per share amounts):

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
OUTSTANDING AT DECEMBER 31, 2020	1,383	$119.37
Granted	188	163.89
Exercised	(636)	112.50
Forfeited	(26)	141.69
Canceled	(2)	110.15
OUTSTANDING AT DECEMBER 31, 2021	907	$132.78	7.1 years	$68,458
EXERCISABLE AT DECEMBER 31, 2021	540	$118.30	6.0 years	$48,567

The aggregated intrinsic value of SARs exercised during 2021, 2020 and 2019 was $46.8 million, $20.2 million and $17.8 million, respectively.

The fair value of each SAR award was measured using the Black-Scholes option pricing model.

HUBBELL INCORPORATED - Form 10-K	85

The following table summarizes the weighted-average assumptions used in estimating the fair value of the SARs granted during the years 2021, 2020 and 2019:

Grant Date	Expected Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value of 1 SAR
2021	2.4%	26.5%	0.6%	5.5 years	$29.58
2020	2.5%	23.5%	1.3%	5.5 years	$24.52
2019	2.7%	22.7%	1.8%	5.5 years	$21.25

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

Performance Shares - Performance and Market Conditions

In February 2020 and December 2018, the Company granted 63,868 and 60,008 shares, respectively that will vest subject to a performance condition and service requirement. The number of shares vested is then modified by a market condition as described below.

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

Grant Date	Shares Outstanding at 12/31/2021	Fair Value	Performance Period	Payout Range
2020	46,374	$151.78	Jan 2020-Dec 2022	0-200% + up to a multiple of 150x
2018	40,623	$98.80	Jan 2019-Dec 2021	0-200% + up to a multiple of 120x

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

86	HUBBELL INCORPORATED - Form 10-K

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

Expected volatilities are based on historical volatilities of the Company's and members of the peer group's stock over a three year period. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term of the award.

Performance Shares - Performance Condition

In February 2021, the Company granted 31,543 performance shares that will vest subject to an internal Company-based performance condition and service requirement.

Fifty percent of these performance shares granted will vest based on Hubbell's compounded annual growth rate of Net sales as compared to that of the companies that comprise the S&P Capital Goods 900 index. Fifty percent of these performance shares granted will vest based on achieved operating profit margin performance as compared to internal targets. Each of these performance conditions is measured over the same three-year performance period. The cumulative result of these performance conditions can result in a number of shares earned in the range of 0%-200% of the target number of shares granted.

The fair value of the award is measured based upon the average of the high and low trading prices of the Company's common stock on the measurement date reduced by the present value of dividends expected to be paid during the requisite service period. The Company expenses these awards on a straight-line basis over the requisite service period and including an assessment of the performance achieved to date. The weighted average fair value per share was $151.92 for the awards granted in 2021.

Grant Date	Fair Value	Performance Period	Payout Range
February 2021	$151.92	Jan 2021 - Dec 2023	0-200%

In December 2017 the Company granted 24,675 performance shares that were subject to a performance condition and service requirement during the performance period of three years. The performance condition associated with the awards was based on the Company's relative sales growth compared to the relative sales growth of the companies of a reference index, further adjusted by the Company achieving a target net income margin, each measured over the same three year performance period. Performance at target results in vesting and a number of shares earned equal to 100% of shares granted. Performance below or above target results in a number of shares earned in the range of 0%-250% of shares granted. During 2021, approximately 25,000 shares vested as a result of the achievement of the performance metrics, and the fair value of the awards at vesting was approximately $4.8 million.

HUBBELL INCORPORATED - Form 10-K	87

NOTE 19    Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

The following table sets forth the computation of earnings per share for the three years ended December 31 (in millions, except per share amounts):

	2021	2020	2019
Numerator:
Net income from continuing operations attributable to Hubbell Incorporated	$365.0	$330.0	$361.5
Less: Earnings allocated to participating securities	(1.1)	(1.1)	(1.3)
Net income from continuing operations available to common shareholders	$363.9	$328.9	$360.2

Net income from discontinued operations attributable to Hubbell Incorporated	$34.5	$21.2	$39.4
Less: Earnings allocated to participating securities	(0.1)	(0.1)	(0.1)
Net income from discontinued operations available to common shareholders	$34.4	$21.1	$39.3

Net income attributable to Hubbell Incorporated	$399.5	$351.2	$400.9
Less: Earnings allocated to participating securities	(1.2)	(1.2)	(1.4)
Net income available to common shareholders	$398.3	$350.0	$399.5

Denominator:
Average number of common shares outstanding	54.3	54.2	54.4
Potential dilutive shares	0.4	0.3	0.3
Average number of diluted shares outstanding	54.7	54.5	54.7

Basic earnings per share:
Basic earnings per share from continuing operations	$6.70	$6.07	$6.63
Basic earnings per share from discontinued operations	$0.63	$0.39	$0.72
Basic earnings per share	$7.33	$6.46	$7.35

Diluted earnings per share:
Diluted earnings per share from continuing operations	$6.66	$6.04	$6.59
Diluted earnings per share from discontinued operations	$0.62	$0.39	$0.72
Diluted earnings per share	$7.28	$6.43	$7.31

The Company did not have any significant anti-dilutive securities in 2021, 2020 or 2019.

88	HUBBELL INCORPORATED - Form 10-K

NOTE 20    Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the three years ended December 31, 2021 is provided below (in millions):

(Debit) credit	Cash Flow Hedge (Loss) Gain	Unrealized Gain (Loss) on Available-for-Sale Securities	Pension and Post Retirement Benefit Plan Adjustment	Cumulative Translation Adjustment	Total
BALANCE AT DECEMBER 31, 2018	$0.8	$(2.0)	$(158.7)	$(125.8)	$(285.7)
Other comprehensive income (loss) before Reclassifications	(0.8)	0.8	(21.5)	3.7	(17.8)
Amounts reclassified from accumulated other comprehensive loss	(0.5)	1.8	7.0	(7.7)	0.6
Current period other comprehensive income (loss)	(1.3)	2.6	(14.5)	(4.0)	(17.2)
Reclassification of Stranded Tax Effects	—	—	(30.0)	—	(30.0)
BALANCE AT DECEMBER 31, 2019	$(0.5)	$0.6	$(203.2)	$(129.8)	$(332.9)
Other comprehensive income (loss) before Reclassifications	0.4	0.4	(21.6)	12.3	(8.5)
Amounts reclassified from accumulated other comprehensive loss	(0.6)	—	12.8	—	12.2
Current period other comprehensive income (loss)	(0.2)	0.4	(8.8)	12.3	3.7
BALANCE AT DECEMBER 31, 2020	$(0.7)	$1.0	$(212.0)	$(117.5)	$(329.2)
Other comprehensive income (loss) before Reclassifications	0.4	(0.4)	1.1	(11.5)	(10.4)
Amounts reclassified from accumulated other comprehensive loss	0.7	—	8.1	—	8.8
Current period other comprehensive income (loss)	1.1	(0.4)	9.2	(11.5)	(1.6)
BALANCE AT DECEMBER 31, 2021	$0.4	$0.6	$(202.8)	$(129.0)	$(330.8)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the two years ended December 31 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	2021		2020		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$(0.1)		$0.3		Net Sales
	(0.9)		0.5		Cost of goods sold
	(1.0)		0.8		Total before tax
	0.3		(0.2)		Tax (expense) benefit
	$(0.7)		$0.6		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service credits	$(0.2)	(a)	$0.2	(a)
Actuarial gains/(losses)	(10.7)	(a)	(9.7)	(a)
Settlement and curtailment losses	—	(a)	(7.5)	(a)
	(10.9)		(17.0)		Total before tax
	2.8		4.2		Tax benefit (expense)
	$(8.1)		$(12.8)		(Loss) gain net of tax
Gains (losses) reclassified into earnings	$(8.8)		$(12.2)		(Loss) gain net of tax
(a)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 12 — Retirement Benefits for additional details).

HUBBELL INCORPORATED - Form 10-K	89

NOTE 21    Industry Segments and Geographic Area Information

Nature of Operations

Hubbell is a global manufacturer of quality electrical products and utility solutions for a broad range of customer and end-market applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, China, Mexico, the UK, Brazil, Australia, Spain and Ireland. Hubbell also participates in joint ventures in Hong Kong, and the Philippines and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile and countries in the Middle East. Each of the above references to manufacturing locations, joint venture participation, and office locations relate to the three year period ending December 31, 2021.

The Company’s reporting segments consist of the Electrical Solutions segment and the Utility Solutions segment, as described below.

The Electrical Solutions segment comprises businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, connector and grounding products, lighting fixtures, components and assemblies for the natural gas distribution market and other electrical equipment. The products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians, utilities, and telecommunications companies. In addition, certain of our businesses design and manufacture industrial controls and communication systems used in the non-residential and industrial markets. Many of these products are designed such that they can also be used in harsh and hazardous locations where a potential for fire and explosion exists due to the presence of flammable gasses and vapors. Harsh and hazardous products are primarily used in the oil and gas (onshore and offshore) and mining industries. There are also a variety of wiring devices, lighting fixtures and electrical products that have residential and utility applications, including residential products with Internet-of-Things ("IoT") enabled technologies. These products are primarily sold through electrical and industrial distributors, home centers, retail and hardware outlets, lighting showrooms and residential product oriented internet sites. Special application products are primarily sold through wholesale distributors to contractors, industrial customers and OEMs.

The Utility Solutions segment consists of businesses that design, manufacture, and sell a wide variety of electrical distribution, transmission, substation, and telecommunications products. This includes utility transmission & distribution (T&D) components such as arresters, insulators, connectors, anchors, bushings, and enclosures. The Utility Solutions segment also offers solutions that serve the utility infrastructure, including smart meters, communications systems, and protection and control devices. Hubbell Utility Solutions supports the electrical distribution, electrical transmission, water, gas distribution, telecommunications, and solar and wind markets. Products are sold to distributors and directly to users such as utilities, telecommunication companies, industrial firms, construction and engineering firms.

Organizational Changes

Effective January 1, 2021 the Company consolidated the three business groups within its Electrical segment, and the segment has been re-named as Hubbell Electrical Solutions ("Electrical Solutions"). The Electrical Solutions segment unites businesses with similar operating models, products, and go to market strategies under one operating banner and common leadership to drive synergies and long-term growth opportunities.

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

Financial Information

Financial information by industry segment, product class and geographic area for each of the three years ended December 31, 2021, 2020 and 2019 is summarized below (in millions). When reading the data the following items should be noted:

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

90	HUBBELL INCORPORATED - Form 10-K

INDUSTRY SEGMENT DATA

	2021	2020	2019
Net Sales:
Electrical Solutions	$1,859.7	$1,603.1	$1,776.8
Utility Solutions	2,334.4	2,079.4	2,169.8
TOTAL NET SALES	$4,194.1	$3,682.5	$3,946.6
Operating Income:
Electrical Solutions	$248.2	$188.9	$236.2
Utility Solutions	284.1	305.6	290.5
Operating Income	$532.3	$494.5	$526.7
Gain (Loss) on disposition of business (Note 4)	(6.9)	—	21.7
Loss on extinguishment of debt (Note 13)	(16.8)	—	—
Pension charge (Note 12)	—	(7.6)	—
Interest expense, net	(54.7)	(60.1)	(68.6)
Investment income	—	—	1.5
Other Income (expense), net	5.4	(2.3)	(12.1)
INCOME BEFORE INCOME TAXES	$459.3	$424.5	$469.2
Assets:
Electrical Solutions	$2,142.1	$1,984.4	$1,934.2
Utility Solutions	2,823.8	2,812.4	2,664.9
General Corporate	315.6	288.3	303.9
TOTAL ASSETS(1)	$5,281.5	$5,085.1	$4,903.0
Capital Expenditures:
Electrical Solutions	$31.1	$25.0	$27.7
Utility Solutions	55.8	55.9	52.6
General Corporate	3.3	1.9	6.4
TOTAL CAPITAL EXPENDITURES	$90.2	$82.8	$86.7
Depreciation and Amortization:
Electrical Solutions	$40.6	$41.3	$42.4
Utility Solutions	108.5	103.2	95.5
TOTAL DEPRECIATION AND AMORTIZATION	$149.1	$144.5	$137.9

GEOGRAPHIC AREA DATA

	2021	2020	2019
Net Sales:
United States	$3,809.8	$3,356.9	$3,546.1
International	384.3	325.6	400.5
TOTAL NET SALES	$4,194.1	$3,682.5	$3,946.6
Operating Income:
United States	$439.6	$436.3	$458.7
International	92.7	58.2	68.0
TOTAL OPERATING INCOME	$532.3	$494.5	$526.7
Long-lived Assets:
United States	$3,038.1	$3,113.7	$2,950.5
International	359.0	378.7	372.2
TOTAL LONG-LIVED ASSETS(1)	$3,397.1	$3,492.4	$3,322.7
(1) Total Assets and Long-lived assets attributable to the Company's formerly owned Commercial and Industrial Lighting business, totaling $356.6 million and $177.1 million were included in total assets held for sale, and noncurrent portion respectively as of December 31, 2021 on the Company's Consolidated Balance Sheets. See Note 2, Discontinued Operations, for further information on the Company's sale of the Distribution business.

HUBBELL INCORPORATED - Form 10-K	91

On a geographic basis, the Company defines “international” as operations based outside of the United States and its possessions. As a percentage of total Net sales, shipments from foreign operations directly to third parties were 9% in 2021, 9% in 2020 and 10% in 2019, with the Canadian and UK operations representing approximately 36%, and 29% respectively, of 2021 total international Net sales.

Long-lived assets, excluding deferred tax assets, of international subsidiaries were 11% of the consolidated total in 2021, 11% in 2020 and 11% in 2019, with the UK, Spain, and Canada operations representing approximately 34%, 20%, and 15%, respectively, of the 2021 international total. Export sales from United States operations were $227.0 million in 2021, $233.8 million in 2020 and $256.8 million in 2019.

NOTE 22    Guarantees

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

As of December 31, 2021, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties in 2021 are set forth below (in millions):

BALANCE AT DECEMBER 31, 2019	$73.9
Provision	8.2
Expenditures/other	(9.4)
BALANCE AT DECEMBER 31, 2020	$72.7
Provision	8.8
Expenditures/other	(15.4)
BALANCE AT DECEMBER 31, 2021(a)	$66.1
(a) Refer to Note 10 – Other Accrued Liabilities and Note 11 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.

92	HUBBELL INCORPORATED - Form 10-K

NOTE 23    Restructuring Costs

During 2021, we incurred costs for restructuring actions initiated in 2021 as well as costs relating to restructuring actions initiated in the prior year. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities, as well as, workforce reductions and the sale or exit of business units we determine to be non-strategic. Restructuring costs are primarily severance and employee benefits, asset impairments, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash.

Pre-tax restructuring costs incurred in each of our segments and the location of the costs in the Consolidated Statement of Income for the years ended December 31, 2021, 2020 and 2019 are as follows (in millions):

	Twelve Months Ended December 31, 2021			Twelve Months Ended December 31, 2020			Twelve Months Ended December 31, 2019
	Electrical Solutions	Utility Solutions	Total	Electrical Solutions	Utility Solutions	Total	Electrical Solutions	Utility Solutions	Total
Restructuring costs
Cost of goods sold	$1.1	$1.3	$2.4	$7.1	$9.2	$16.3	$10.0	$10.1	$20.1
S&A expense	0.4	1.1	1.5	2.9	1.2	4.1	6.8	1.9	8.7
Total restructuring costs	$1.5	$2.4	$3.9	$10.0	$10.4	$20.4	$16.8	$12.0	$28.8

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/21	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 12/31/21
2021 Restructuring Actions
Severance	$—	$2.4	$(1.0)	$1.4
Asset write-downs	—	—	—	—
Facility closure and other costs	—	—	—	—
Total 2021 Restructuring Actions	$—	$2.4	$(1.0)	$1.4
2020 and Prior Restructuring Actions
Severance	$7.7	$—	$(5.0)	$2.7
Asset write-downs	—	—	—	—
Facility closure and other costs	0.5	1.5	(1.9)	0.1
Total 2020 and Prior Restructuring Actions	$8.2	$1.5	$(6.9)	$2.8
Total Restructuring Actions	$8.2	$3.9	$(7.9)	$4.2

The actual and expected pre-tax costs for our restructuring actions are as follows (in millions):

	Expected Costs	Costs incurred in 2019	Costs incurred in 2020	Costs incurred in 2021	Remaining costs at 12/31/21
2021 Restructuring Actions
Electrical Solutions	$0.6	$—	$—	$0.6	$—
Utility Solutions	8.6	—	—	1.8	6.8
Total 2021 Restructuring Actions	$9.2	$—	$—	$2.4	$6.8
2020 Restructuring Actions
Electrical Solutions	$12.7	$—	$10.5	$0.9	$1.3
Utility Solutions	6.3	—	4.4	0.6	1.3
Total 2020 Restructuring Actions	$19.0	$—	$14.9	$1.5	$2.6
2019 and Prior Restructuring Actions
Electrical Solutions	$16.3	$16.8	$(0.5)	$—	$—
Utility Solutions	18.0	12.0	6.0	—	—
Total 2019 and Prior Restructuring Actions	$34.3	$28.8	$5.5	$—	$—
Total Restructuring Actions	$62.5	$28.8	$20.4	$3.9	$9.4

HUBBELL INCORPORATED - Form 10-K	93

NOTE 24    Leases

Our operating leases primarily consist of office space, certain manufacturing facilities, and vehicles. Our finance leases are not material. The term of our operating leases is generally 10 years or less, in some cases, with options to extend the term for up to 5 years, or options to terminate after one year without penalty. In general, our vehicle lease payments contain a monthly base rent payment which is adjusted based on changes to the LIBOR rate over the lease term. Certain other lease agreements contain variable payments related to a consumer price index or similar metric. Any change in payment amounts as a result of a change in a rate or index are considered variable lease payments and recognized as profit or loss when incurred.

Rent expense for operating leases in the Consolidated Statements of Income for the years ended December 31, 2021, December 31, 2020, and December 31, 2019 were $34.1 million, $35.5 million, and $37.0 million, respectively. Cash paid for operating leases for the year ended December 31, 2021 and December 31, 2020 were $36.7 million and $35.5 million reported as cash outflows from operating activities in the Consolidated Statements of Cash Flows. Right-of-use ("ROU") assets obtained in exchange for lease obligations for the year ended December 31, 2021 and December 31, 2020 were $17.8 million and $34.3 million, respectively, which includes $9.4 million related to 2020 acquisitions.

Amounts recognized for operating leases in the Consolidated Balance Sheets is as follows (in millions):

	December 31, 2021	December 31, 2020
Operating lease right-of-use assets	$81.3	$99.1
TOTAL ASSETS	$81.3	$99.1

Other accrued liabilities	$27.1	$30.6
Other non-current liabilities	58.3	71.9
TOTAL LIABILITIES	$85.4	$102.5

The weighted average remaining lease term as of December 31, 2021 and December 31, 2020 for operating leases were 4 years and 5 years, respectively. The weighted average discount rate used to measure the ROU asset and lease liability for operating leases was 2.7% as of December 31, 2021 and 3.1% as of December 31, 2020.

Future maturities of our operating lease liabilities as of December 31, 2021 are as follows (in millions):

	2022	2023	2024	2025	2026	Thereafter	Total Payments	Imputed Interest	Total
Operating Leases	29.0	22.9	13.6	8.8	6.4	9.2	89.9	(4.5)	$85.4
Future maturities of our operating lease liabilities as of December 31, 2020 are as follows (in millions):

	2021	2022	2023	2024	2025	Thereafter	Total Payments	Imputed Interest	Total
Operating Leases	33.1	24.1	18.7	11.9	8.2	13.9	109.9	(7.4)	$102.5

During 2021, we entered into two real estate lease agreements which are expected to commence during 2022. The aggregate lease payments for these facilities is approximately $46 million over 10 years and will be recognized using the applicable valuation inputs as of the commencement date.

94	HUBBELL INCORPORATED - Form 10-K

NOTE 25    Quarterly Financial Data (Unaudited)

The table below sets forth summarized quarterly consolidated financial data for the years ended December 31, 2021 and 2020 (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021
Net sales	$956.3	$1,054.3	$1,083.4	$1,100.1
Cost of goods sold	$694.1	$756.0	$782.3	$810.2
Gross profit	$262.2	$298.3	$301.1	$289.9
Selling & administrative expenses	$152.3	$156.1	$155.2	$155.6
Net income from continuing operations	$74.7	$89.6	$105.5	$101.3
Net income from continuing operations attributable to Hubbell	$73.3	$88.8	$103.4	$99.5

Basic earnings per share from continuing operations	$1.34	$1.63	$1.89	$1.82
Basic earnings per share from discontinued operations	$0.09	$0.13	$0.10	$0.33
Basic earnings per share	$1.43	$1.76	$1.99	$2.15

Diluted earnings per share from continuing operations	$1.33	$1.62	$1.88	$1.81
Diluted earnings per share from discontinued operations	$0.09	$0.12	$0.10	$0.33
Diluted earnings per share	$1.42	$1.74	$1.98	$2.14

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Net sales	$957.6	$837.5	$970.3	$917.1
Cost of goods sold	$680.0	$582.3	$677.5	$656.9
Gross profit	$277.6	$255.2	$292.8	$260.2
Selling & administrative expenses	$171.0	$129.9	$144.8	$145.6
Net income from continuing operations	$67.9	$86.9	$98.5	$81.4
Net income from continuing operations attributable to Hubbell	$67.2	$85.9	$97.1	$79.8

Basic earnings per share from continuing operations	$1.23	$1.58	$1.79	$1.47
Basic earnings per share from discontinued operations	$0.15	$0.04	$0.18	$0.02
Basic earnings per share	$1.38	$1.62	$1.97	$1.49

Diluted earnings per share from continuing operations	$1.23	$1.58	$1.78	$1.46
Diluted earnings per share from discontinued operations	$0.14	$0.04	$0.18	$0.02
Diluted earnings per share	$1.37	$1.62	$1.96	$1.48

HUBBELL INCORPORATED - Form 10-K	95

NOTE 26    Subsequent Events

On February 1, 2022 we completed the previously announced sale of the Commercial and Industrial Lighting business to GE Current, a Daintree Company, for a cash purchase price of $350 million, which is subject to customary adjustments with respect to working capital and net indebtedness. In connection with the close of the transaction, we anticipate recognizing a pre-tax gain of $80 million to $100 million within income from discontinued operations in the first quarter of 2022.

96	HUBBELL INCORPORATED - Form 10-K

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-K. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level. Management’s annual report on internal control over financial reporting and the independent registered public accounting firm’s audit report on the effectiveness of our internal control over financial reporting as of December 31, 2021 are included in Item 8 of this Annual Report on Form 10-K.

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B    Other Information

Not applicable.

ITEM 9C    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

HUBBELL INCORPORATED - Form 10-K	97

PART III

ITEM 10    Directors, Executive Officers and Corporate Governance(1)

ITEM 11    Executive Compensation(2)

ITEM 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 with respect to the Company’s common stock that may be issued under the Company’s equity compensation plans (in thousands, except per share amounts):

	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options,Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders(a)	1,156	(c)(d)	$132.78	(e)	1,684	(c)
Equity Compensation Plans Not Requiring Shareholder Approval(b)	59	(c)(f)	—		139	(c)
TOTAL	1,215		$132.78		1,823
(a)The Company’s (1) Stock Option Plan for Key Employees and (2) 2005 Incentive Award Plan as amended and restated.
(b)The Company’s Deferred Compensation Plan for Directors as amended and restated. For a description of the material features of the plan, the information is incorporated by reference to the subheading “Deferred Compensation Plan” of the definitive proxy statement for the Company’s 2022 annual meeting of shareholders.
(c)Hubbell Common Stock.
(d)Includes approximately 230,000 performance share awards assuming a maximum payout target. The maximum payout target may not be achieved for all of these awards.
(e)Weighted average exercise price excludes performance share awards included in column A.
(f)Represents amount of shares currently deferred under this plan. These shares are not included in the total weighted average exercise price included in column B.

The remaining information required by this item is incorporated by reference to the subheading “Voting Rights and Security Ownership of Certain Beneficial Owners and Management” of the definitive proxy statement for the Company’s 2022 annual meeting of shareholders.

(1)Certain of the information required by this item regarding executive officers is included under the subheading “Information about our Executive Officers” at the end of Part I of this Form 10-K and the remaining required information is incorporated by reference from our definitive proxy statement to be filed in connection with the Company’s 2022 annual meeting of shareholders.
(2)The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with the Company’s 2022 annual meeting of shareholders.

98	HUBBELL INCORPORATED - Form 10-K

ITEM 13    Certain Relationships and Related Transactions and Director Independence(3)

ITEM 14    Principal Accountant Fees and Services(4)

(3)The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with the Company’s 2022 annual meeting of shareholders.
(4)The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with the Company’s 2022 annual meeting of shareholders.

HUBBELL INCORPORATED - Form 10-K	99

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
		S-4	333-90754	4a	6/18/2002
4.2	Second Supplemental Indenture, dated as of November 17, 2010, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.(successor as trustee to JPMorgan Chase Bank N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee, including the form of 3.625% Senior Notes due 2022	8-K	001-02958	4.2	11/17/2010
4.3	Third Supplemental Indenture, dated as of March 1, 2016, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee	8-K	001-02958	4.2	3/1/2016
4.4	Form of 3.350% Senior Notes due 2026	8-K	001-02958	4.3	3/1/2016
4.5	Fourth Supplemental Indenture, dated as of August 3, 2017, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee.	8-K	001-02958	4.2	8/3/2017
4.6	Form of 3.150% Senior Notes due 2027	8-K	001-02958	4.3	8/3/2017
4.7	Fifth Supplemental Indenture, dated as of February 2, 2018, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee.	8-K	001-02958	4.2	2/2/2018
4.8	Form of 3.500% Senior Notes due 2028	8-K	001-02958	4.3	2/2/2018

100	HUBBELL INCORPORATED - Form 10-K

Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
4.9	Sixth Supplemental Indenture, dated as of March 12, 2021, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee.	8-K	001-02958	4.2	3/12/2021
4.10	Form of 2.300% Senior Notes due 2031.	8-K	001-02958	4.2	3/12/2021
4.11	Description of Registered Securities	10-K	001-02958	4.1	2/14/2020
10.1†	Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005	10-Q	001-02958	10a	10/26/2007
10.1(a)†	Amendment, dated February 15, 2008, to Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10.nn	2/25/2008
10.1(b)†	Amendment, dated December 28, 2010, to Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10a(1)	2/16/2011
10.1(c)†	Third Amendment, dated December 29, 2016, to Hubbell Incorporated Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10.1(c)	2/16/2017
10.2†	Hubbell Incorporated Retirement Plan for Directors, as amended and restated effective January 1, 2005	10-Q	001-02958	10i	10/26/2007
10.3†	Hubbell Incorporated Deferred Compensation Plan for Directors, as amended and restated effective December 23, 2015	S-8POS	333-206898	4.4	12/24/2015
10.4†	Hubbell Incorporated Executive Deferred Compensation Plan, as amended and restated effective January 1, 2016	10-K	001-02958	10.5	2/18/2016
10.4(a)†	Amendment 1, dated December 4, 2019, to Hubbell Incorporated Executive Deferred Compensation Plan, as amended and restated effective January 1, 2016	10-K	001-02958	10.4(a)	2/14/2020
10.5†	Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-Q	001-02958	10w	10/26/2007
10.5(a)†	Amendment, dated December 28, 2010, to Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10w(1)	2/16/2011
10.5(b)†	Second Amendment, dated January 17, 2017, to Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10.5(b)	2/16/2017
10.5(c)†	Third Amendment, dated December 4, 2019, to Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10.5(c)	2/14/2020
10.6†	Hubbell Incorporated Incentive Compensation Plan, adopted effective January 1, 2002	10-K	001-02958	10z	3/20/2002
10.6(a)†	First Amendment, dated December 4, 2019, to Hubbell Incorporated Incentive Compensation Plan, adopted effective January 1, 2002	10-K	001-02958	10.6(a)	2/14/2020
10.7†	Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated effective December 4, 2019	10-K	001-02958	10.7	2/14/2020
10.8†	Form of Restricted Stock Award Agreement for Directors under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated	10-Q	001-02958	10.8	7/19/2013
10.9†	Form of Stock Appreciation Rights Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.10†	Form of Performance Share Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.11†	Form of Performance Based Restricted Stock Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated	10-K	001-02958	10.12	2/16/2017
10.12†	Form of Restricted Stock Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.13†	Form of Restricted Stock Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*

HUBBELL INCORPORATED - Form 10-K	101

		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.14†	Hubbell Incorporated Defined Contribution Restoration Plan, as amended and restated effective December 8, 2015	10-K	001-02958	10.16	2/18/2016
10.14(a)†	First Amendment, dated January 17, 2017 and effective as of January 1, 2017, to Hubbell Incorporated Defined Contribution Restoration Plan, as amended and restated effective December 8, 2015	10-K	001-02958	10.14(a)	2/16/2017
10.14(b)†	Second Amendment, dated December 4, 2019, to Hubbell Incorporated Defined Contribution Restoration Plan, as amended and restated effective December 8, 2015	10-K	001-02958	10.12(b)	2/14/2020
10.15†	Hubbell Incorporated Policy for Providing Severance Payments to Senior Employees, as amended and restated effective December 4, 2019.	10-K	001-02958	10.14	2/14/2020
10.16†	Grantor Trust for Senior Management Plans Trust Agreement between Hubbell Incorporated and The Bank of New York, as trustee, as amended and restated effective December 8, 2015	10-K	001-02958	10.18	2/18/2016
10.17†	Grantor Trust for Non-Employee Director Plans Trust Agreement between Hubbell Incorporated and The Bank of New York, as amended and restated effective December 8, 2015	10-K	001-02958	10.19	2/18/2016
10.18†	Trust Agreement by and between Hubbell Incorporated and MG Trust Company d/b/a Matrix Trust Company, as Trustee, as amended and restated effective November 6, 2015	10-K	001-02958	10.20	2/18/2016
10.19†	Change in Control Severance Agreement, dated as of December 31, 2010, between Hubbell Incorporated and William R. Sperry	8-K	001-02958	10.1	9/17/2012
10.19(a)†	Amendment, dated September 11, 2012, to Change in Control Severance Agreement between Hubbell Incorporated and William R. Sperry	8-K	001-02958	10.2	9/17/2012
10.20†	Change in Control Severance Agreement, dated as of January 24, 2014, between Hubbell Incorporated and Gerben Bakker	10-K	001-02958	10.36	2/18/2014
10.21†	Employment Agreement, dated as of December 22, 2017, between Hubbell Power Systems, Inc. and Allan J. Connolly	10-K	001-02958	10.22	2/14/2020
10.21(a)†	1st Amendment, dated July 1, 2019, to Employment Agreement dated as of December 22, 2017 between Hubbell Power Systems, Inc and Allan J. Connolly	10-K	001-02958	10.22(a)	2/14/2020
10.21(b)†	Letter Agreement dated as of April 2, 2020 between Hubbell Power Systems, Inc. and Allan J. Connolly	10-K	001-02958	10.23(b)	2/11/2021
10.22	Credit Agreement dated as of January 31, 2018, among Hubbell Incorporated, Hubbell Power Holdings S.à r.l., Harvey Hubbell Holdings S.à r.l., the Lenders party hereto, the Issuing Banks party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-02958	99.2	1/31/2018
10.23	First Amendment, dated as of January 10, 2018, by and among Hubbell Incorporated, Hubbell Power Holdings S.à r.l., and Harvey Hubbell Holdings S.à r.l, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-02958	10.1	1/11/2018
10.24	Amendment #3, dated February 10, 2021, to Hubbell Incorporated Defined Contribution Restoration Plan, as amended and restated effective December 8, 2015.	10-Q	001-02958	10.2	4/28/2021
21.1	List of subsidiaries					*
23.1	Consent of PricewaterhouseCoopers LLP					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

102	HUBBELL INCORPORATED - Form 10-K

Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	The cover page of this Annual Report on Form 10-K for the year end December 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments)					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.
††	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies of such omitted schedules and exhibits to the Securities and Exchange Commission upon request.
*	Filed herewith.
**	Furnished herewith.

HUBBELL INCORPORATED - Form 10-K	103

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBBELL INCORPORATED
By	/s/ JONATHAN M. DEL NERO	By	/s/ WILLIAM R. SPERRY
	Jonathan M. Del Nero		William R. Sperry
	Vice President, Controller		Executive Vice President and
Chief Financial Officer
Date:	February 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.(1)

		Title	Date
By	/s/ G. W. BAKKER G. W. Bakker	Chairman of the Board, President and Chief Executive Officer	2/11/2022
By	/s/ W. R. SPERRY W. R. Sperry	Executive Vice President and Chief Financial Officer	2/11/2022
By	/s/ J. M. DEL NERO J. M. Del Nero	Vice President, Controller (Principal Accounting Officer)	2/11/2022
By	/s/ C. M. CARDOSO C. M. Cardoso	Director	2/11/2022
By	/s/ A. J. GUZZI A. J. Guzzi	Director	2/11/2022
By	/s/ R. A. HERNANDEZ R. A. Hernandez	Director	2/11/2022
By	/s/ N. J. KEATING N. J. Keating	Director	2/11/2022
By	/s/ B. C. LIND B. C. Lind	Director	2/11/2022
By	/s/ J. F. MALLOY J. F. Malloy	Director	2/11/2022
By	/s/ J. M. POLLINO J. M. Pollino	Director	2/11/2022
By	/s/ J. G. RUSSELL J. G. Russell	Director	2/11/2022
By	S. R. Shawley	Director

(1)As of February 11, 2022.

104	HUBBELL INCORPORATED - Form 10-K

Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2019, 2020 and 2021

Reserves deducted in the balance sheet from the assets to which they apply (in millions):

	Balance at Beginning of Year	Additions / (Reversals) Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowances for doubtful accounts receivable:
Year 2019	$4.4	$2.8	$(0.4)	$6.8
Year 2020(a)	$8.0	$4.0	$(1.4)	$10.6
Year 2021	$10.6	$2.0	$(2.0)	$10.6
Allowance for credit memos, returns and cash discounts:
Year 2019	$32.7	$280.6	$(279.8)	$33.5
Year 2020	$33.5	$267.9	$(269.5)	$31.9
Year 2021	$31.9	$296.5	$(293.7)	$34.7
Valuation allowance on deferred tax assets:
Year 2019	$19.2	$6.7	$—	$25.9
Year 2020	$25.9	$3.6	$—	$29.5
Year 2021	$29.5	$3.1	$—	$32.6
 (a) The cumulative effect of the adoption of ASC 326 resulted in a $1.2 million increase to the opening balance.

HUBBELL INCORPORATED - Form 10-K	105